Form 10-K
period 2012-12-31
UNIVERSAL HEALTH SERVICES INC
filed 2013-02-28
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates at June 30, 2012 was $3.82 billion. (For the purpose of this calculation, it was assumed that Class A, Class C, and Class D Common Stock, which are not traded but are convertible share-for-share into Class B Common Stock, have the same market value as Class B Common Stock. Also, for purposes of this calculation only, all directors are deemed to be affiliates.)

The number of shares of the registrant’s Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, and Class D Common Stock, $.01 par value, outstanding as of January 31, 2013, were 6,625,708, 90,407,949, 664,000 and 31,942, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for our 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012 (incorporated by reference under Part III).

UNIVERSAL HEALTH SERVICES, INC.

2012 FORM 10-K ANNUAL REPORT

Exhibit Index

This Annual Report on Form 10-K is for the year ended December 31, 2012. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Annual Report.

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

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of February 28, 2013, we owned and/or operated 23 acute care hospitals and 197 behavioral health centers located in 37 states, Washington, D.C., Puerto Rico and the U.S. Virgin Islands. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 5 surgical hospitals and surgery and radiation oncology centers located in 4 states.

In October, 2012, we acquired Ascend Health Corporation (“Ascend”). Ascend was the largest private behavioral health provider with 9 owned or leased freestanding inpatient facilities located in 5 states.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 50% of our consolidated net revenues in 2012, 51% in 2011 and 67% in 2010. Net revenues from our behavioral health care facilities accounted for 50% of our consolidated net revenues during 2012, 49% during 2011 and 33% during 2010.

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

In accordance with Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, we submitted our CEO’s certification to the New York Stock Exchange in 2012. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report on Form 10-K, are our CEO’s and CFO’s certifications regarding the quality of our public disclosures under Section 302 of the Sarbanes-Oxley Act of 2012.

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

We are involved in continual development activities for the benefit of our existing facilities. From time to time applications are filed with state health planning agencies to add new services in existing hospitals in states which require certificates of need, or CONs. Although we expect that some of these applications will result in the addition of new facilities or services to our operations, no assurances can be made for ultimate success by us in these efforts.

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

2012 Acquisition and Divestiture Activity:

Acquisitions of Assets and Businesses:

During 2012, we spent $528 million to acquire the following assets and businesses:

•	spent $503 million to acquire 9 behavioral health care facilities from Ascend Health Corporation in October, 2012, and;

•	spent $25 million in connection with the acquisition of physician practices and various real property.

In connection with the receipt of antitrust clearance from the Federal Trade Commission (“FTC”) in connection with our acquisition of Ascend Health Corporation in October of 2012, we agreed to certain conditions, including the divestiture, within approximately six months, of Peak Behavioral Health Services (“Peak”), a 104-bed behavioral health care facility located in Santa Teresa, New Mexico. The revenues of Peak were approximately $18 million and $14 million during 2012 and 2011, respectively.

Divestitures:

During 2012, we received $149 million from the divestiture of assets and businesses, including the following:

•	received $93 million for the sale of Auburn Regional Medical Center (“Auburn”), a 159-bed acute care hospital located in Auburn, Washington (sold in October);

•

received $50 million for the sale of the Hospital San Juan Capestrano, a 108-bed acute care hospital located in Rio Piedras, Puerto Rico (sold in January pursuant to our agreement with the FTC in connection with our acquisition of Psychiatric Solutions, Inc. in November, 2010), and;

•

received an aggregate of $6 million for the sale of the real property of two non-operating behavioral health facilities and our majority ownership interest in an outpatient surgery center located in Puerto Rico.

The aggregate pre-tax gain on the divestiture of Auburn was approximately $26 million and is included in our 2012 consolidated results of operations. The aggregate pre-tax gain on the divestiture of San Juan Capestrano in January, 2012 did not have a material impact on our consolidated results of operations during 2012.

The Ascend Acquisition

In October, 2012, we paid $503 million to acquire Ascend Health Corporation (“Ascend”) which owned or leased 9 freestanding inpatient behavioral health care facilities located in 5 states including Texas, Arizona, Utah, Oregon and Washington. At the time of the acquisition, Ascend was the largest private behavioral health care provider. The facilities acquired by us have an aggregate of approximately 800 licensed beds with additional capacity for approximately 65 beds currently being constructed.

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

The following table sets forth certain operating statistics for hospitals operated by us for the years indicated. Accordingly, information related to hospitals acquired during the five-year period has been included from the respective dates of acquisition, and information related to hospitals divested during the five year period has been included up to the respective dates of divestiture. Information related to the behavioral health care facilities acquired by us in connection with our acquisition of Psychiatric Solutions, Inc. (“PSI”), excluding 3 PSI facilities that were divested during 2011 pursuant to our agreement with the FTC, is included for the period of November 16, 2010 through December 31, 2012. The licensed and available beds for those facilities are included in 2010 on a weighted average basis for the period owned. Information related to the behavioral health care facilities acquired by us in connection with our acquisition of Ascend Health Corporation is included for the period of October 10, 2012 through December 31, 2012. The licensed and available beds for those facilities are included in 2012 on a weighted average basis for the period owned.

	2012	2011	2010	2009	2008
Average Licensed Beds:
Acute Care Hospitals (1)	5,682	5,726	5,689	5,484	6,101
Behavioral Health Centers	19,362	19,280	9,427	7,921	7,658
Average Available Beds (2):
Acute Care Hospitals (1)	5,457	5,424	5,383	5,128	5,249
Behavioral Health Centers	19,282	19,262	9,409	7,901	7,629
Admissions:
Acute Care Hospitals (1)	251,099	258,754	264,470	265,244	268,207
Behavioral Health Centers	374,865	352,208	166,434	136,639	129,553
Average Length of Stay (Days):
Acute Care Hospitals (1)	4.5	4.4	4.4	4.4	4.5
Behavioral Health Centers	14.0	14.6	15.1	15.4	16.1
Patient Days (3):
Acute Care Hospitals (1)	1,122,557	1,151,183	1,155,984	1,166,704	1,200,672
Behavioral Health Centers	5,245,499	5,157,454	2,507,046	2,105,625	2,085,114
Occupancy Rate-Licensed Beds (4):
Acute Care Hospitals (1)	54%	55%	56%	58%	54%
Behavioral Health Centers	74%	73%	73%	73%	74%
Occupancy Rate-Available Beds (4):
Acute Care Hospitals (1)	56%	58%	59%	62%	62%
Behavioral Health Centers	75%	73%	73%	73%	75%

(1)	The statistical information for Auburn Regional Medical Center located in Washington (divested during the fourth quarter of 2012) and Central Montgomery Medical Center located in Pennsylvania (divested during the fourth quarter of 2008) is included in the above information through each respective divestiture date.
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

Audits: Most hospitals are subject to federal audits to validate the accuracy of Medicare and Medicaid program submitted claims. If these audits identify overpayments, we could be required to pay a substantial rebate of prior years’ payments subject to various administrative appeal rights. The federal government contracts with third-party “recovery audit contractors” (“RACs”) and “Medicaid integrity contractors” (“MICs”), on a contingent fee basis, to audit the propriety of payments to Medicare and Medicaid providers. The Recovery Audit Prepayment Review demonstration program will enable RACs to review claims before they are paid to ensure that the provider complied with all Medicare payment rules. Currently, the demonstration program is targeting states with high populations of fraud- and error-prone providers. Similarly, Medicare zone program integrity contractors (“ZPICs”) target claims for potential fraud and abuse. Additionally, Medicare administrative contractors (“MACs”) must ensure they pay the right amount for covered and correctly coded services rendered to eligible beneficiaries by legitimate providers. We have undergone claims audits related to our receipt of federal healthcare payments during the last three years, the results of which have not required material adjustments to our consolidated results of operations. However, potential liability from future federal or state audits could ultimately exceed established reserves, and any excess could potentially be substantial. Further, Medicare and Medicaid regulations also provide for withholding Medicare and Medicaid overpayments in certain circumstances, which could adversely affect our cash flow.

Self-Referral and Anti-Kickback Legislation

The Stark Law: The Social Security Act includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship, unless an exception is met. These types of referrals are known as “self-referrals.” Sanctions for violating the Stark Law include civil penalties up to $15,000 for each violation, up to $100,000 for sham arrangements, up to $10,000 for each day an entity fails to report required information and exclusion from the federal health care programs. There are a number of exceptions to the self-referral prohibition, including an exception for a physician’s ownership interest in an entire hospital as opposed to an ownership interest in a hospital department unit, service or subpart. However, federal laws and regulations now limit the ability of hospitals relying on this exception to expand aggregate physician ownership interest or to expand certain hospital facilities. This recent regulation also places a number of compliance requirements on physician-owned hospitals related to reporting of ownership interest. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements that adhere to certain enumerated requirements.

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

Anti-kickback Statute: A provision of the Social Security Act known as the “anti-kickback statute” prohibits healthcare providers and others from directly or indirectly soliciting, receiving, offering or paying money or other remuneration to other individuals and entities in return for using, referring, ordering, recommending or arranging for such referrals or orders of services or other items covered by a federal or state health care program. However, recent changes to the anti-kickback statute have reduced the intent required for violation; one is no longer required to “have actual knowledge or specific intent to commit a violation of” the anti-kickback statute in order to be found in violation of such law.

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

When a defendant is determined by a court of law to have violated the False Claims Act, the defendant may be liable for up to three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 to $11,000 for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The Fraud Enforcement and Recovery Act of 2009 (“FERA”) has expanded the number of actions for which liability may attach under the False Claims Act, eliminating requirements that false claims be presented to federal officials or directly involve federal funds. FERA also clarifies that a false claim violation occurs upon the knowing retention, as well as the receipt, of overpayments. In addition, recent changes to the anti-kickback statute have made violations of that law punishable under the civil False Claims Act. Further, a number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit on behalf of the state in state court. Recent changes to the False Claims Act require that federal healthcare program overpayments be returned within 60 days from the date the overpayment was identified, or by the date any corresponding cost report was due, whichever is later. Failure to return an overpayment within this period may result in additional civil False Claims Act liability.

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

We believe that we are in material compliance with the privacy regulations of HIPAA, as we continue to develop training and revise procedures to address ongoing compliance. The HIPAA security regulations require health care providers to implement administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of patient information. HITECH has since strengthened certain HIPAA rules regarding the use and disclosure of protected health information, extended certain HIPAA provisions to business associates, and created new security breach notification requirements. HITECH has also extended the ability to impose civil money penalties on providers not knowing that a HIPAA violation has occurred. We believe that we have been in substantial compliance with HIPAA and HITECH requirements to date. Recent changes to the HIPAA regulations may result in greater compliance requirements for healthcare providers, including expanded obligations to report breaches of unsecured patient data, as well as create new liabilities for the actions of parties acting as business associates on our behalf.

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

The federal government broadly interprets EMTALA to cover situations in which patients do not actually present to a hospital’s emergency room, but present for emergency examination or treatment to the hospital’s campus, generally, or to a hospital-based clinic that treats emergency medical conditions or are transported in a hospital-owned ambulance, subject to certain exceptions. EMTALA does not generally apply to patients admitted for inpatient services; however, CMS has recently sought industry comments on the potential applicability of EMTALA to hospital inpatients and the responsibilities of hospitals with specialized capabilities, respectively. CMS has not yet issued regulations or guidance in response to that request for comments. The government also has expressed its intent to investigate and enforce EMTALA violations actively in the future. We believe that we operate in substantial compliance with EMTALA.

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

Medical Staff and Employees

Our facilities had approximately 65,100 employees on December 31, 2012, of whom approximately 46,000 were employed full-time. Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. In a number of our markets, physicians may have admitting privileges at other hospitals in addition to ours. Within our acute care division, approximately 120 physicians are employed by physician practice management subsidiaries of ours either directly or through contracts with affiliated group practices structured as 501A corporations. Members of the medical staffs of our hospitals also serve on the medical staffs of hospitals not owned by us and may terminate their affiliation with our hospitals at any time. In addition, within our behavioral health division, approximately 360 psychiatrists are employed by subsidiaries of ours either directly or through contracts with affiliated group practices structured as 501A corporations. Each of our hospitals is managed on a day-to-day basis by a managing director employed by a subsidiary of ours. In addition, a Board of Governors, including members of the hospital’s medical staff, governs the medical, professional and ethical practices at each hospital.

Approximately 1,500 of our employees at five of our hospitals are unionized. At Valley Hospital Medical Center, unionized employees belong to the Culinary Workers and Bartenders Union, the International Union of Operating Engineers and the Service Employees International Union (“SEIU”). Nurses and technicians at Desert Springs Hospital are represented by the SEIU. At The George Washington University Hospital, unionized employees are represented by the SEIU or the Hospital Police Association. Registered Nurses, Licensed Practical Nurses, certain technicians and therapists, pharmacy assistants, and some clerical employees at HRI Hospital in Boston are represented by the SEIU. At Brooke Glen Behavioral Hospital, unionized employees are represented by the Teamsters and the Northwestern Nurses Association/Pennsylvania Association of Staff Nurses and Allied Professionals. A union representation election was recently held at Corona Regional Medical Center (“Corona”) for the nursing staff. A majority of those who cast ballots voted to be represented by the United Nurses

Associations of California/Union of Health Care Professionals (UNAC/UHCP). Corona timely filed objections to the election and the results have not yet been certified. The National Labor Relations Board is currently investigating those objections. We believe that our relations with our employees are satisfactory.

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

Relationship with Universal Health Realty Income Trust

At December 31, 2012, we held approximately 6.2% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $2.1 million during 2012, $2.0 million during 2011 and $1.8 million during 2010.

Our pre-tax share of income from the Trust was $1.2 million during 2012, $4.6 million during 2011 and $1.0 million during 2010, and is included in net revenues in the accompanying consolidated statements of income for each year. Included in our share of the Trust’s income for 2011 was approximately $3.7 million related to our share of the following: (i) an aggregate gain realized by the Trust during 2011 in connection with the sale of medical office buildings by various limited liability companies (“LLCs”) in which the Trust formerly held noncontrolling, majority ownership interests; (ii) an aggregate gain recorded by the Trust during 2011 in connection with its purchases of third-party minority ownership interests in various LLCs in which the Trust formerly held noncontrolling majority ownership interests (the Trust now owns 100% of each of these entities), partially offset by; (iii) a provision for asset impairment recorded by the Trust during 2011 in connection with a medical office building located in Atlanta, Georgia.

The carrying value of our investment in the Trust was $9.3 million and $9.9 million at December 31, 2012 and 2011, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $39.9 million at December 31, 2012 and $30.7 million at December 31, 2011, based on the closing price of the Trust’s stock on the respective dates.

Total rent expense under the operating leases on the four hospital facilities with the Trust (as discussed below) was $16.3 million during each of 2012 and 2011 and $16.2 million during 2010. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds either 100% of the ownership interest or various noncontrolling, majority ownership interests.

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

The table below details the renewal options and terms for each of our four hospital facilities leased from the Trust, giving effect to the above-mentioned renewals:

Hospital Name	Type of Facility	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	Acute Care	$5,485,000	December, 2016	15	(a)
Wellington Regional Medical Center	Acute Care	$3,030,000	December, 2016	15	(b)
Southwest Healthcare System, Inland Valley Campus	Acute Care	$2,648,000	December, 2016	15	(b)
The Bridgeway	Behavioral Health	$930,000	December, 2014	10	(c)

(a)	We have three 5-year renewal options at existing lease rates (through 2031).
(b)	We have one 5-year renewal options at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).
(c)	We have two 5-year renewal options at fair market value lease rates (2015 through 2024).

Executive Officers of the Registrant

The executive officers, whose terms will expire at such time as their successors are elected, are as follows:

Name and Age	Present Position with the Company
Alan B. Miller (75)	Chairman of the Board and Chief Executive Officer

Marc D. Miller (42)	President and Director

Steve G. Filton (55)	Senior Vice President, Chief Financial Officer and Secretary

Debra K. Osteen (57)	Senior Vice President, President of Behavioral Health Care Division

Marvin G. Pember (59)	Senior Vice President, President of Acute Care Division

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

Mr. Pember commenced employment with us in August, 2011 and serves as President of our Acute Care Division. He was formerly employed for 12 years at Indiana University Health, Inc. (formerly known as Clarian Health Partners, Inc.), a nonprofit hospital system that operates multiple facilities in Indiana, where he served as Executive Vice President and Chief Financial Officer.

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

Nevada: We own 6 acute care hospitals and 4 behavioral healthcare facilities as listed in Item 2. Properties (we owned two additional behavioral health facilities which were acquired by us from PSI in November, 2010 before the facilities were divested during the third and fourth quarters of 2011 pursuant to our agreement with the Federal Trade Commission, as discussed herein). On a combined basis, these facilities contributed 16% in 2012, 17% in 2011 and 21% in 2010 of our consolidated net revenues. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 8% in 2012, 11% in 2011 and 15% in 2010 of our income from operations after net income attributable to noncontrolling interest.

Texas: We own 7 acute care hospitals and 21 behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 18% in 2012, 18% in 2011 and 20% in 2010 of our consolidated net revenues. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 12% in 2012, 14% in 2011 and 15% in 2010 of our income from operations after net income attributable to noncontrolling interest.

California: We own 4 acute care hospitals and 6 behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 10% of our consolidated net revenues during each of 2012, 2011 and 2010. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 6% in 2012, 5% in 2011 and 4% in 2010 of our income from operations after net income attributable to noncontrolling interest.

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

We receive Medicaid revenues in excess of $90 million annually from each of Texas, Pennsylvania, Washington, D.C., Virginia, Illinois and Massachusetts, making us particularly sensitive to reductions in Medicaid and other state based revenue programs (which have been implemented in various forms with respect to our areas of operation in the respective 2013 state fiscal years) as well as regulatory, economic, environmental and competitive changes in those states. In the states in which we operate, based upon the state budgets for the 2012 fiscal year (which generally began at various times during the second half of 2011), we estimate that, on a blended basis, our aggregate Medicaid rates have been reduced by approximately 3% to 4% (or approximately $45 million to $55 million annually) from the average rates in effect during the states’ 2011 fiscal years (which generally ended during the third quarter of 2011). Our consolidated results of operations during 2012 and 2011 include the pro rata portion of these Medicaid rate reductions. Based upon the state budgets for the 2013 fiscal year (which generally began at various times during the second half of 2012), we estimate that, on a blended basis, our aggregate Medicaid rates will be reduced by approximately 1% (or approximately $15 million annually) from the average rates in effect during the states’ 2012 fiscal years (which generally ended during the third quarter of 2012). We can provide no assurance that further reductions to Medicaid revenues, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

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

Our patient volumes, revenues and financial results depend significantly on the universe of patients with health insurance, which to a large extent is dependent on the employment status of individuals in our markets. A continuation or worsening of economic conditions may result in a continued high unemployment rate which will likely increase the number of individuals without health insurance. As a result, our facilities may experience a decrease in patient volumes, particularly in less intense, more elective service lines, or a significant increase in services provided to uninsured patients. These factors could have a material unfavorable impact on our future patient volumes, revenues and operating results.

Our patient revenues and payor mix during the last few years were adversely affected by economic conditions, particularly in certain markets, such as Nevada, Texas and California, where a significant portion of our revenues are concentrated and unemployment rates remain high. In our acute care business, we experienced net revenue pressures caused primarily by declining commercial payor utilization and an increase in the number of uninsured and underinsured patients treated at our facilities. We can provide no assurance that these trends will not continue. During 2012, our revenues and payor mix within our acute care operations have been volatile making it difficult to predict the results for 2013 or thereafter.

In addition, we recorded approximately $2.37 billion of aggregate goodwill as a result of our acquisition of PSI in November, 2010 and Ascend in October, 2012, and, as of December 31, 2012, we had approximately $3.04 billion of goodwill recorded on our consolidated balance sheet. Should the revenues and financial results of our acute care and/or behavioral health care facilities be materially, unfavorably impacted due to, among other things, a worsening of the economic and employment conditions in the United States that could negatively impact our patient volumes and reimbursement rates, a continued rise in the unemployment rate and continued increases in the number of uninsured patients treated at our facilities, we may incur future charges to recognize impairment in the carrying value of our goodwill and other intangible assets, which could have a material adverse effect on our financial results.

Reductions or changes in Medicare funding could have a material adverse effect on our future results of operations.

On January 3, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the “2012 Act”). The 2012 Act postponed for two months sequestration cuts mandated under the Budget Control Act of 2011. The postponed sequestration cuts include a 2% annual reduction over ten years in Medicare spending to providers. Medicaid is exempt from sequestration. The 2012 Act provides a one-year fix to statutory reductions in physician reimbursement and extends other Medicare provisions. In order to offset the cost of these extensions, the 2012 Act reduces payments to other providers totaling almost $26 billion over ten years. Approximately half of those funds will come from reductions in Medicare reimbursement to hospitals. Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Sources of Revenue-Medicare, for additional disclosure.

The 2012 Act includes a document and coding (“DCI”) adjustment and a reduction in Medicaid DSH payments. Expected to save $10.5 billion over 10 years, the DCI adjustment decreases projected Medicare hospital payments for inpatient and overnight care through a downward adjustment in annual base payment increases. These reductions are meant to recoup what Medicare authorities consider to be “overpayments” to hospitals that occurred as a result of the transition to Medicare Severity Diagnosis Related Groups. The reduction in Medicaid DSH payments is expected to save $4.2 billion over 10 years. This provision extends the changes regarding DSH payments established by the Legislation and determines future allotments off of the rebased level.

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

Although it is expected that as a result of the Legislation there may be a reduction in uninsured patients, which should reduce our expense from uncollectible accounts receivable, the Legislation makes a number of other changes to Medicare and Medicaid which we believe may have an adverse impact on us. The Legislation revises reimbursement under the Medicare and Medicaid programs to emphasize the efficient delivery of high quality care and contains a number of incentives and penalties under these programs to achieve these goals. The Legislation provides for decreases in the annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the market basket update beginning October 1, 2011 for Medicare Part B reimbursable items and services and beginning October 1, 2012 for Medicare inpatient hospital services. The Legislation will reduce Medicare and Medicaid disproportionate share hospital payments (“DSH”) beginning in 2014, which would adversely impact the reimbursement we receive under these programs. The Legislation implements a value-based purchasing program, which will reward the delivery of efficient care. Conversely, certain facilities will receive reduced reimbursement for failing to meet quality parameters; such hospitals will include those with excessive readmission or hospital-acquired condition rates.

A recent U.S. Supreme Court ruling limited the federal government’s ability to expand health insurance coverage by holding unconstitutional sections of the Legislation that sought to withdraw federal funding for state noncompliance with certain Medicaid coverage requirements. Pursuant to that decision, the federal government may not penalize states that choose not to participate in the Medicaid expansion program by reducing their existing Medicaid funding. Therefore, states can choose to accept or not to participate without risking the loss of federal Medicaid funding. As a result, it remains unclear whether states will adopt Legislation Medicaid expansion provisions without the threat of loss of federal funding.

The various provisions in the Legislation that directly or indirectly affect Medicare and Medicaid reimbursement are scheduled to take effect over a number of years. The impact of the Legislation on healthcare providers will be subject to implementing regulations, interpretive guidance and possible future legislation. Certain Legislation provisions, such as those creating the Medicare Shared Savings Program and the Independent Payment Advisory Board, create uncertainty in how healthcare may be reimbursed by federal programs in the future. Thus, we cannot predict the impact of the Legislation on our future reimbursement at this time and we can provide no assurance that the Legislation will not have a material adverse effect on our future results of operations.

The Legislation also contains provisions aimed at reducing fraud and abuse in healthcare. The Legislation amends several existing laws, including the federal Anti-Kickback Statute and the False Claims Act, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers. While Congress had previously revised the intent requirement of the Anti-Kickback Statute to provide that a person is not required to “have actual knowledge or specific intent to commit a violation of” the Anti-Kickback Statute in order to be found in violation of such law, the Legislation also provides that any claims for items or services that violate the Anti-Kickback Statute are also considered false claims for purposes of the federal civil False Claims Act. The Legislation provides that a healthcare provider that retains an overpayment in excess of 60 days is subject to the federal civil False Claims Act, although final regulations implementing this statutory requirement remain pending. The Legislation also expands the Recovery Audit Contractor program to Medicaid. These amendments also make it easier for severe fines and penalties to be imposed on healthcare providers that violate applicable laws and regulations.

We have partnered with local physicians in the ownership of certain of our facilities. These investments have been permitted under an exception to the physician self-referral law. The Legislation permits existing physician investments in a hospital to continue under a “grandfather” clause if the arrangement satisfies certain requirements and restrictions, but physicians are prohibited from increasing the aggregate percentage of their ownership in the hospital. The Legislation also imposes certain compliance and disclosure requirements upon existing physician-owned hospitals and restricts the ability of physician-owned hospitals to expand the capacity of their facilities.

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

In accordance with our internal policies and procedures, as well as the Emergency Medical Treatment and Active Labor Act, or EMTALA, we provide a medical screening examination to any individual who comes to one of our hospitals while in active labor and/or seeking medical treatment (whether or not such individual is eligible for insurance benefits and regardless of ability to pay) to determine if such individual has an emergency medical condition. If it is determined that such person has an emergency medical condition, we provide such further medical examination and treatment as is required to stabilize the patient’s medical condition, within the facility’s capability, or arrange for transfer of such individual to another medical facility in accordance with applicable law and the treating hospital’s written procedures. Our obligations under EMTALA may increase substantially going forward; CMS has sought stakeholder comments concerning the potential applicability of

EMTALA to hospital inpatients and the responsibilities of hospitals with specialized capabilities, respectively, but has yet to issue further guidance in response to that request. If the number of indigent and charity care patients with emergency medical conditions we treat increases significantly, or if regulations expanding our obligations to inpatients under EMTALA is proposed and adopted, our results of operations will be harmed.

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

Collection of receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill that is the patient’s responsibility, which primarily includes co-payments and deductibles. However, we also have substantial receivables due to us as of December 31, 2012 (a significant portion of which is past due) from certain state-based funding programs, most particularly Illinois. We estimate our provisions for doubtful accounts based on general factors such as payor mix, the agings of the receivables, historical collection experience and assessment of probability of future collections. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions that might ultimately affect the collectability of the patient accounts and make adjustments to our allowances as warranted. Significant changes in business office operations, payor mix, economic conditions or trends in federal and state governmental health coverage could affect our collection of accounts receivable, cash flow and results of operations. If we experience unexpected increases in the growth of uninsured and underinsured patients or in bad debt expenses, our results of operations will be harmed.

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

Increased labor union activity is another factor that could adversely affect our labor costs. Union organizing activities and certain potential changes in federal labor laws and regulations could increase the likelihood of employee unionization in the future, to the extent a greater portion of our employee base unionized, it is possible our labor costs could increase materially.

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

Federal regulations issued under HIPAA contain provisions that require us to implement and, in the future, may require us to implement additional costly electronic media security systems and to adopt new business practices designed to protect the privacy and security of each of our patient’s health and related financial information. Such privacy and security regulations impose extensive administrative, physical and technical requirements on us, restrict our use and disclosure of certain patient health and financial information, provide patients with rights with respect to their health information and require us to enter into contracts extending many of the privacy and security regulatory requirements to third parties that perform duties on our behalf. Additionally, recent changes to HIPAA regulations may result in greater compliance requirements, including obligations to report breaches of unsecured patient data, as well as create new liabilities for the actions of parties acting as business associates on our behalf.

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

We are subject to occupational health, safety and other similar regulations and failure to comply with such regulations could harm our business and results of operations.

We are subject to a wide variety of federal, state and local occupational health and safety laws and regulations. Regulatory requirements affecting us include, but are not limited to, those covering: (i) air and water quality control; (ii) occupational health and safety (e.g., standards regarding blood-borne pathogens and ergonomics, etc.); (iii) waste management; (iv) the handling of asbestos, polychlorinated biphenyls and radioactive substances; and (v) other hazardous materials. If we fail to comply with those standards, we may be subject to sanctions and penalties that could harm our business and results of operations.

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

We may be subject to governmental investigations, regulatory actions and whistleblower lawsuits

The federal False Claims Act permits private parties to bring qui tam, or whistleblower, lawsuits against companies. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. These private parties are entitled to share in any amounts recovered by the government, and, as a result, the number of whistleblower lawsuits that have been filed against providers has increased significantly in recent years. Because qui tam lawsuits are filed under seal, we could be named in one or more such lawsuits of which we are not aware. Please see Item 3. Legal Proceedings for disclosure of current related matters.

The failure of certain employers, or the closure of certain facilities, could have a disproportionate impact on our hospitals.

The economies in the non-urban communities in which our hospitals operate are often dependant on a small number of large employers. Those employers often provide income and health insurance for a disproportionately large number of community residents who may depend on our hospitals and other health care facilities for their care. The failure of one or more large employer or the closure or substantial reduction in the number of individuals employed at facilities located in or near the communities where our hospitals operate, could cause affected employees to move elsewhere to seek employment or lose insurance coverage that was otherwise available to them. The occurrence of these events could adversely affect our revenue and results of operations, thereby harming our business.

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

Our level of indebtedness that we incurred in connection with the acquisitions of PSI and Ascend could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under the agreements relating to our indebtedness.

Our level of indebtedness that we incurred in connection with the acquisitions of PSI and Ascend could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and could potentially prevent us from meeting our obligations under the agreements relating to our indebtedness.

As of December 31, 2012, our total debt was $3.73 billion and we had $600 million of unused borrowing capacity under our credit agreement and accounts receivable securitization facilities, after taking into account outstanding letters of credit.

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

Our subsidiaries, PSI, and its subsidiaries, are subject to pending legal actions, governmental investigations and regulatory actions.

Our subsidiaries, PSI, and its subsidiaries, are subject to pending legal actions, governmental investigations and regulatory actions (see Item 3-Legal Proceedings).

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

At December 31, 2012, 28.1 million shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock. To the extent that these shares were converted into or exercised for shares of Class B Common Stock, the number of shares of Class B Common Stock available for trading in the public market place would increase substantially and the holders of Class B Common Stock would own a smaller percentage of that class.

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

As of March 21, 2012, the shares of Class A and Class C Common Stock constituted 7.5% of the aggregate outstanding shares of our Common Stock, had the right to elect five members of the Board of Directors and constituted 87.3% of our general voting power. As of March 21, 2012, the shares of Class B and Class D Common Stock (excluding shares issuable upon exercise of options) constituted 92.5% of the outstanding shares of our Common Stock, had the right to elect two members of the Board of Directors and constituted 12.7% of our general voting power.

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

Executive and Administrative Offices

We own office buildings in King of Prussia and Wayne, Pennsylvania, Brentwood, Tennessee and Denton, Texas.

Facilities

The following tables set forth the name, location, type of facility and, for acute care hospitals and behavioral health care facilities, the number of licensed beds:

Acute Care Hospitals

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Aiken Regional Medical Centers	Aiken, South Carolina	183	Owned
Aurora Pavilion	Aiken, South Carolina	59	Owned
Centennial Hills Hospital Medical Center (1)	Las Vegas, Nevada	171	Owned
Corona Regional Medical Center	Corona, California	240	Owned
Desert Springs Hospital (1)	Las Vegas, Nevada	293	Owned
Doctors’ Hospital of Laredo (9)	Laredo, Texas	180	Owned
Fort Duncan Regional Medical Center	Eagle Pass, Texas	101	Owned
The George Washington University Hospital (2)	Washington, D.C.	371	Owned
Lakewood Ranch Medical Center	Bradenton, Florida	120	Owned
Manatee Memorial Hospital	Bradenton, Florida	319	Owned
Northern Nevada Medical Center	Sparks, Nevada	100	Owned
Northwest Texas Healthcare System	Amarillo, Texas	404	Owned
The Pavilion at Northwest Texas Healthcare System	Amarillo, Texas	85	Owned
Palmdale Regional Medical Center	Palmdale, California	157	Owned
South Texas Health System (4)
Edinburg Regional Medical Center/Children’s Hospital	Edinburg, Texas	213	Owned
McAllen Medical Center (3)	McAllen, Texas	441	Leased
McAllen Heart Hospital	McAllen, Texas	60	Owned
South Texas Behavioral Health Center	McAllen, Texas	134	Owned
Southwest Healthcare System
Inland Valley Campus (3)	Wildomar, California	130	Leased
Rancho Springs Campus	Murrieta, California	122	Owned
Spring Valley Hospital Medical Center (1)	Las Vegas, Nevada	231	Owned
St. Mary’s Regional Medical Center	Enid, Oklahoma	245	Owned
Summerlin Hospital Medical Center (1)	Las Vegas, Nevada	454	Owned
Texoma Medical Center	Denison, Texas	191	Owned
TMC Behavioral Health Center	Denison, Texas	60	Owned
Valley Hospital Medical Center (1)	Las Vegas, Nevada	320	Owned
Wellington Regional Medical Center (3)	West Palm Beach, Florida	233	Leased

Behavioral Health Care Facilities

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Alabama Clinical Schools	Birmingham, Alabama	80	Owned
Alhambra Hospital (10)	Rosemead, California	103	Owned
Alliance Health Center (10)	Meridian, Mississippi	214	Owned
Anchor Hospital	Atlanta, Georgia	127	Owned
Arbour Counseling Services	Rockland, Massachusetts	—	Owned

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
The Arbour Hospital	Boston, Massachusetts	136	Owned
Arbour Senior Care	Rockland, Massachusetts	—	Owned
Arbour-Fuller Hospital	South Attleboro, Massachusetts	103	Owned
Arbour-HRI Hospital	Brookline, Massachusetts	68	Owned
Arrowhead Behavioral Health (10)	Maumee, Ohio	52	Owned
Atlantic Shores Hospital (10)	Fort Lauderdale, Florida	72	Owned
Austin Lakes Hospital (10)	Austin, Texas	54	Leased
Behavioral Educational Services (10)	Riverdale, Florida	—	Leased
Behavioral Hospital of Bellaire (12)	Houston, Texas	76	Leased
Belmont Pines Hospital (10)	Youngstown, Ohio	102	Owned
Benchmark Behavioral Health System (10)	Woods Cross, Utah	84	Owned
Bloomington Meadows Hospital (10)	Bloomington, Indiana	78	Owned
Boulder Creek Academy	Bonners Ferry, Idaho	100	Owned
Brentwood Behavioral Health of Mississippi (10)	Flowood, Mississippi	105	Owned
Brentwood Hospital (10)	Shreveport, Louisiana	200	Owned
The Bridgeway (3)	North Little Rock, Arkansas	103	Leased
Bristol Youth Academy	Bristol, Florida	60	Owned
Brook Hospital—Dupont (10)	Louisville, Kentucky	88	Owned
Brook Hospital—KMI (10)	Louisville, Kentucky	110	Owned
Brooke Glen Behavioral Hospital (10)	Fort Washington, Pennsylvania	146	Owned
Brynn Marr Hospital (10)	Jacksonville, North Carolina	100	Owned
Calvary Addiction Recovery Center (10)	Phoenix, Arizona	50	Owned
Canyon Ridge Hospital (10)	Chino, California	106	Owned
The Carolina Center for Behavioral Health	Greer, South Carolina	112	Owned
Cedar Grove Residential Treatment Center	Murfreesboro, Tennessee	36	Owned
Cedar Hills Hospital (12) (13)	Beaverton, Oregon	78	Owned
Cedar Ridge	Oklahoma City, Oklahoma	60	Owned
Cedar Ridge Residential Treatment Center	Oklahoma City, Oklahoma	56	Owned
Cedar Springs Behavioral Health (10)	Colorado Springs, Colorado	110	Owned
Centennial Peaks	Louisville, Colorado	72	Owned
Center for Change	Orem, Utah	58	Owned
Central Florida Behavioral Hospital	Orlando, Florida	126	Owned
Chicago Children’s Center for Behavioral Health (10)	Chicago, Illinois	40	Leased
Clarion Psychiatric Center	Clarion, Pennsylvania	74	Owned
Coastal Behavioral Health	Savannah, Georgia	50	Owned
Coastal Harbor Treatment Center	Savannah, Georgia	145	Owned
Columbus Behavioral Center for Children and Adolescents	Columbus, Indiana	56	Owned
Community Behavioral Health	Memphis, Tennessee	50	Leased
Community Cornerstones (10)	Rio Piedras, Puerto Rico	—	Leased
Compass Intervention Center	Memphis, Tennessee	108	Owned
Copper Hills Youth Center (10)	West Jordan, Utah	197	Owned
Cottonwood Treatment Center	S. Salt Lake City, Utah	86	Leased
Crescent Pines	Stockbridge, Georgia	50	Owned
Cumberland Hall (10)	Hopkinsville, Kentucky	97	Owned
Cumberland Hospital (10)	New Kent, Virginia	130	Owned
Cypress Creek Hospital (10)	Houston, Texas	96	Owned
Del Amo Hospital	Torrance, California	166	Owned
Diamond Grove Center (10)	Louisville, Mississippi	55	Owned

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Dover Behavioral Health	Dover, Delaware	73	Owned
Emerald Coast Behavioral Hospital (10)	Panama City, Florida	90	Owned
Fairmount Behavioral Health System	Philadelphia, Pennsylvania	239	Owned
Fairfax Hospital (10)	Kirkland, Washington	157	Owned
First Home Care (VA) (10)	Portsmouth, Virginia	—	Leased
First Hospital Panamericano—Cidra (10)	Cidra, Puerto Rico	165	Owned
First Hospital Panamericano—San Juan (10)	San Juan, Puerto Rico	45	Owned
First Hospital Panamericano—Ponce (10)	Ponce, Puerto Rico	30	Owned
Forest View Hospital	Grand Rapids, Michigan	82	Owned
Fort Lauderdale Hospital (10)	Fort Lauderdale, Florida	100	Leased
Foundations Behavioral Health	Doylestown, Pennsylvania	118	Leased
Foundations for Living	Mansfield, Ohio	84	Owned
Fox Run Hospital (10)	St. Clairsville, Ohio	100	Owned
Fremont Hospital (10)	Fremont, California	96	Owned
Friends Hospital (10)	Philadelphia, Pennsylvania	219	Owned
Garfield Park Hospital (11)	Chicago, Illinois	88	Owned
Glen Oaks Hospital	Greenville, Texas	54	Owned
Good Samaritan Counseling Center	Anchorage, Alaska	—	Owned
Gulf Coast Treatment Center (10)	Fort Walton Beach, Florida	144	Owned
Gulf Coast Youth Academy (10)	Fort Walton Beach, Florida	24	Owned
Hampton Behavioral Health Center	Westhampton, New Jersey	110	Owned
Harbour Point (Pines) (10)	Portsmouth, Virginia	186	Owned
Hartgrove Hospital	Chicago, Illinois	150	Owned
Havenwyck Hospital (10)	Auburn Hills, Michigan	251	Owned
Heartland Behavioral Health Services (10)	Nevada, Missouri	155	Owned
Hermitage Hall	Nashville, Tennessee	112	Owned
Heritage Oaks Hospital (10)	Sacramento, California	125	Owned
Hickory Trail Hospital (10)	DeSoto, Texas	86	Owned
Highlands Behavioral Health System	Highlands Ranch, Colorado	86	Owned
High Point Treatment Center (10)	Cooper City, Florida	60	Owned
Hill Crest Behavioral Health Services (10)	Birmingham, Alabama	205	Owned
Holly Hill Hospital (10)	Raleigh, North Carolina	168	Owned
The Horsham Clinic	Ambler, Pennsylvania	206	Owned
Hughes Center (10)	Danville, Virginia	56	Owned
Intermountain Hospital (10)	Boise, Idaho	155	Owned
John Costigan Center (Streamwood RTC) (10)	Streamwood, Illinois	73	Owned
Kempsville Center of Behavioral Health (10)	Norfolk, Virginia	82	Owned
KeyStone Center	Wallingford, Pennsylvania	145	Owned
Kingwood Pines Hospital (10)	Kingwood, Texas	116	Owned
La Amistad Behavioral Health Services	Maitland, Florida	80	Owned
Lakeside Behavioral Health System	Memphis, Tennessee	311	Owned
Laurel Heights Hospital	Atlanta, Georgia	122	Owned
Laurel Oaks Behavioral Health Center (10)	Dothan, Alabama	118	Owned
Laurel Ridge Treatment Center (10)	San Antonio, Texas	250	Owned
Liberty Point Behavioral Health (10)	Stauton, Virginia	50	Owned
Lighthouse Care Center of Augusta (10)	Augusta, Georgia	106	Owned
Lighthouse Care Center of Conway (10)	Conway, South Carolina	153	Owned
Lincoln Prairie Behavioral Health Center (10)	Springfield, Illinois	88	Owned
Lincoln Trail Behavioral Health System	Radcliff, Kentucky	140	Owned

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Macon Behavioral Health System (10)	Macon, Georgia	155	Owned
Manatee Palms Youth Services (10)	Bradenton, Florida	60	Owned
Mayhill Hospital (12)	Denton, Texas	59	Leased
McDowell Center for Children	Dyersburg, Tennessee	32	Owned
The Meadows Psychiatric Center	Centre Hall, Pennsylvania	107	Owned
Meridell Achievement Center	Austin, Texas	134	Owned
Mesilla Valley Hospital (10)	Las Cruces, New Mexico	120	Owned
Michiana Behavioral Health Center (10)	Plymouth, Indiana	80	Owned
Midwest Center for Youth and Families	Kouts, Indiana	74	Owned
Millwood Hospital (10)	Arlington, Texas	122	Leased
Mountain Youth Academy	Mountain City, Tennessee	60	Owned
Natchez Trace Youth Academy	Waverly, Tennessee	90	Owned
National Deaf Academy	Mount Dora, Florida	132	Owned
Newport News Behavioral Health Center	Newport News, Virginia	108	Owned
North Spring Behavioral Healthcare (10)	Leesburg, Virginia	77	Leased
North Star Hospital	Anchorage, Alaska	74	Owned
North Star Bragaw	Anchorage, Alaska	36	Owned
North Star DeBarr Residential Treatment Center	Anchorage, Alaska	60	Owned
North Star Palmer Residential Treatment Center	Palmer, Alaska	30	Owned
Northwest Academy	Bonners Perry, Idaho	120	Owned
Oak Plains Academy	Ashland City, Tennessee	90	Owned
Okaloosa Youth Academy (10)	Crestview, Florida	254	Leased
Old Vineyard Behavioral Health	Winston-Salem, North Carolina	104	Owned
Palmetto Lowcountry Behavioral Health (10)	North Charleston, South Carolina	112	Owned
Palmetto Pee Dee Behavioral Health (10)	Florence, South Carolina	59	Leased
Palmetto Summerville (10)	Summerville, South Carolina	60	Leased
Parkwood Behavioral Health System	Olive Branch, Mississippi	128	Owned
The Pavilion	Champaign, Illinois	77	Owned
Peachford Behavioral Health System of Atlanta	Atlanta, Georgia	246	Owned
Peak Behavioral Health Services (10)	Santa Teresa, New Mexico	104	Owned
Pembroke Hospital	Pembroke, Massachusetts	115	Owned
Pinnacle Pointe Hospital (10)	Little Rock, Arkansas	124	Owned
Poplar Springs Hospital (10)	Petersburg, Virginia	208	Owned
Prairie St John’s (10)	Fargo, North Dakota	139	Owned
Pride Institute (10)	Eden Prairie, Minnesota	42	Owned
Provo Canyon School	Provo, Utah	274	Owned
Provo Canyon Behavioral Hospital	Orem, Utah	80	Owned
The Recovery Center (12)	Wichita Falls, Texas	34	Leased
The Ridge Behavioral Health System	Lexington, Kentucky	110	Owned
Rivendell Behavioral Health Services of Arkansas	Benton, Arkansas	77	Owned
Rivendell Behavioral Health Services of Kentucky	Bowling Green, Kentucky	125	Owned
River Crest Hospital	San Angelo, Texas	80	Owned
Riveredge Hospital (10)	Forest Park, Illinois	210	Owned
River Oaks Hospital	New Orleans, Louisiana	126	Owned
River Park Hospital (10)	Huntington, West Virginia	187	Owned
River Point Behavioral Health (10)	Jacksonville, Florida	99	Owned
Rockford Center	Newark, Delaware	118	Owned
Rock River Residential Center (10)	Rockford, Illinois	59	Owned
Rolling Hills Hospital (10)	Franklin, Tennessee	80	Owned

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Roxbury	Shippensburg, Pennsylvania	112	Owned
Salt Lake Behavioral Health (12)	Salt Lake City, Utah	118	Leased
San Marcos Treatment Center (10)	San Marcos, Texas	265	Owned
SandyPines Hospital (10)	Tequesta, Florida	88	Owned
Schick Shadel Hospital (12)	Burin, Washington	60	Owned
Shadow Mountain Behavioral Health System (10)	Tulsa, Oklahoma	215	Owned
Sierra Vista Hospital (10)	Sacramento, California	120	Owned
St. Louis Behavioral Medicine Institute	St. Louis, Missouri	—	Owned
St. Simons by the Sea (10)	St. Simons, Georgia	101	Owned
Spring Mountain Sahara	Las Vegas, Nevada	30	Owned
Spring Mountain Treatment Center	Las Vegas, Nevada	82	Owned
Springwoods	Fayetteville, Arkansas	80	Owned
Stonington Institute	North Stonington, Connecticut	73	Owned
Streamwood Behavioral Health (10)	Streamwood, Illinois	162	Owned
Summit Oaks Hospital (10)	Summit, New Jersey	126	Owned
SummitRidge	Lawrenceville, Georgia	76	Owned
Talbott Recovery Campus	Atlanta, Georgia	—	Owned
Texas NeuroRehab Center (10)	Austin, Texas	151	Owned
Three Rivers Behavioral Health (10)	West Columbia, South Carolina	118	Owned
Three Rivers Residential Treatment-Midlands Campus (10)	West Columbia, South Carolina	59	Owned
Timberlawn Mental Health System	Dallas, Texas	144	Owned
Turning Point Hospital	Moultrie, Georgia	59	Owned
Turning Point Youth Center	St. Johns, Michigan	60	Owned
Two Rivers Psychiatric Hospital	Kansas City, Missouri	105	Owned
University Behavioral Center (10)	Orlando, Florida	112	Owned
University Behavioral Health of Denton (12)	Denton, Texas	104	Owned
University Behavioral Health of El Paso (12)	El Paso, Texas	163	Owned
Upper East TN Juvenile Detention Facility	Johnson City, Tennessee	10	Owned
Valle Vista Hospital (10)	Greenwood, Indiana	102	Owned
Valley Hospital (12)	Phoenix, Arizona	122	Owned
Vines Hospital (10)	Ocala, Florida	98	Owned
Virgin Islands Behavioral Services (10)	St. Croix, Virgin Islands	30	Owned
Virginia Beach Psychiatric Center (10)	Virginia Beach, Virginia	100	Owned
Wekiva Springs (10)	Jacksonville, Florida	68	Owned
Wellstone Regional Hospital (10)	Jeffersonville, Indiana	100	Owned
West Hills Hospital (10)	Reno, Nevada	95	Owned
West Oaks Hospital (10)	Houston, Texas	160	Owned
Westwood Lodge Hospital	Westwood, Massachusetts	133	Owned
Willow Springs Center (10)	Reno, Nevada	116	Owned
Windmoor Healthcare (10)	Clearwater, Florida	120	Owned
Windsor—Laurelwood Center (10)	Willoughby, Ohio	160	Leased
Wyoming Behavioral Institute	Casper, Wyoming	130	Owned

Surgical Hospitals, Ambulatory Surgery Centers and Radiation Oncology Centers

Name of Facility	Location	Real Property Ownership Interest
Cancer Care Institute of Carolina	Aiken, South Carolina	Owned
Cornerstone Regional Hospital (5)	Edinburg, Texas	Leased
Northwest Texas Surgery Center (6)	Amarillo, Texas	Leased
Palms Westside Clinic ASC (8)	Royal Palm Beach, Florida	Leased
Temecula Valley Day Surgery and Pain Therapy Center (7)	Murrieta, California	Leased

(1)	Desert Springs Hospital, Summerlin Hospital Medical Center, Valley Hospital Medical Center, Spring Valley Hospital Medical Center and Centennial Hills Hospital Medical Center are owned by limited liability companies (“LLCs”) in which we hold controlling, majority ownership interests of approximately 72%. The remaining minority ownership interests in these facilities are held by unaffiliated third-parties. All hospitals are managed by us.
(2)	We hold an 80% ownership interest in this facility through a general partnership interest in a limited partnership. The remaining 20% ownership interest is held by an unaffiliated third-party.
(3)	Real property leased from Universal Health Realty Income Trust.
(4)	In October, 2007, the licenses for Edinburg Regional Medical Center/Children’s Hospital, McAllen Medical Center, McAllen Heart Hospital and South Texas Behavioral Health Center were consolidated under one license operating as the South Texas Health System.
(5)	We manage and own a noncontrolling interest of approximately 50% in the entity that operates this facility.
(6)	We own a majority interest in an LLC that owns and operates this center.
(7)	We own minority interests in an LLC that owns and operates this center which is managed by a third-party.
(8)	We own a noncontrolling ownership interest of approximately 50% in the entity that operates this facility that is managed by a third-party.
(9)	We hold an 89% ownership interest in this facility through both general and limited partnership interests. The remaining 11% ownership interest is held by unaffiliated third parties.
(10)	These facilities were acquired by us in November, 2010 in connection with our acquisition of PSI.
(11)	Garfield Park was completed and opened in February, 2013.
(12)	These facilities were acquired by us in October, 2012 in connection with our acquisition of Ascend Health Corporation.
(13)	Land of this facility is leased.

We own or lease medical office buildings adjoining some of our hospitals. We believe that the leases on the facilities, medical office buildings and other real estate leased or owned by us do not impose any material limitation on our operations. The aggregate lease payments on facilities leased by us were $53 million in 2012, $55 million in 2011 and $45 million in 2010.

ITEM 3.	Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to litigation, as outlined below.

Two Rivers Psychiatric Hospital:

In April, 2011, the Centers for Medicare and Medicaid Services (“CMS”) issued notice of its decision terminating Two Rivers Psychiatric Hospital (“Two Rivers”) in Kansas City, Missouri from participation in the Medicare and Medicaid program. The termination notice was issued as a result of surveys conducted which allegedly found Two Rivers to be out of compliance with the conditions of participation required for participation in the Medicare program and for Two Rivers’ alleged failure to alleviate an “immediate jeopardy” situation. Two Rivers filed an administrative appeal with the U.S. Department of Health and Human Services, Departmental

Appeal Board, Civil Remedies Division, seeking review and reversal of that decision. In addition, Two Rivers filed a complaint in the U.S. District Court for the Western District of Missouri seeking a temporary restraining order and preliminary injunction against CMS rescinding the termination action. Later in April, 2011, the District Court issued a temporary restraining order abating the termination action pending a preliminary injunction hearing or an agreement with CMS. In May, 2011, Two Rivers and CMS entered into a settlement agreement which resulted in the rescission of the termination notice and actions by CMS. Pursuant to the terms of the agreement, Two Rivers was required to submit an acceptable plan of correction relative to the immediate jeopardy citation and engage independent experts in various disciplines to analyze and develop implementation plans for Two Rivers to meet the applicable Medicare conditions of participation. Both of these actions have occurred. Pursuant to the agreement, CMS conducted an initial survey of Two Rivers in April 2012 to determine if the Medicare conditions of participation, which formed the basis of the termination action in April 2011, had been met. In late April, 2012, CMS advised Two Rivers that it has successfully passed this initial survey. Pursuant to the terms of the agreement, a second survey will be conducted in early 2013 to further confirm that Two Rivers is in compliance with all Medicare/Medicaid Conditions of Participation. During the term of this agreement, Two Rivers remains eligible to receive reimbursements for services rendered to Medicare and Medicaid beneficiaries. Two Rivers remains fully committed to providing high-quality healthcare to their patients and the community it serves. We therefore intend to work expeditiously and collaboratively with CMS in an effort to resolve these matters. We can provide no assurance that Two Rivers will not ultimately lose its Medicare certification. The operating results of Two Rivers did not have a material impact on our consolidated results of operations or financial condition for the years ended December 31, 2012 or 2011.

Office of Inspector General (“OIG”) and Other Government Investigations

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

In July, 2012, one of our subsidiaries, Peachford Behavioral Health System of Atlanta located in Atlanta, Georgia, received a subpoena from the OIG for the Department of Health and Human Services requesting various documents from 2004 to the present. We are in the process of securing and collecting the requested documents for production. At present, we are uncertain as to the focus, scope or extent of the investigation, liability of the facility and/or potential financial exposure, if any, in connection with this matter.

In February, 2013, the OIG served a subpoena requesting various documents from January 2008 to the present directed at Universal Health Services, Inc. (“UHS”) concerning it and UHS of Delaware, Inc., and several UHS owned facilities including: Keys of Carolina, Old Vineyard Behavioral Health, The Meadows Psychiatric Center, Streamwood Behavioral Health, Hartgrove Hospital, Rock River Academy and Residential Treatment Center, Roxbury Treatment Center, Harbor Point Behavioral Health Center, f/k/a, The Pines Residential Treatment Center, including the Crawford, Brighton and Kempsville campuses, Wekiva Springs Center and River Point Behavioral Health. Prior to receiving this subpoena: (i) the Keys of Carolina and Old Vineyard received notification during the second half of 2012 from the United States Department of Justice of its intent to proceed with an investigation following requests for documents from January, 2007 to the present from the North Carolina state Attorney General’s Office; (ii) Harbor Point Behavioral Health Center received a subpoena in December, 2012 from the Attorney General of the Commonwealth of Virginia requesting various documents from July 2006 to the present, and; (iii) The Meadows Psychiatric Center received a subpoena from the OIG in February, 2013 requesting certain documents from 2008 to the present. At present, we are uncertain as to the focus, scope or extent of the investigations, liability of the facilities and/or potential financial exposure, if any, in connection with these matters. Unrelated to these matters, the Keys of Carolina was closed and the real property was sold in January, 2013.

Matters Relating to PSI:

The following matters pertain to PSI or former PSI facilities (owned by subsidiaries of Psychiatric Solutions, Inc.) which were in existence prior to the acquisition of PSI and for which we have assumed the defense as a result of our acquisition which was completed in November, 2010:

Garden City Employees’ Retirement System v. PSI:

This is a purported shareholder class action lawsuit filed in the United States District Court for the Middle District of Tennessee against PSI and the former directors in 2009 alleging violations of federal securities laws. We intend to defend the case vigorously. Should we be deemed liable in this matter, we believe we would be entitled to commercial insurance recoveries for amounts paid by us, subject to certain limitations and deductibles. Included in our consolidated balance sheets as of December 31, 2012 and 2011, is an estimated reserve (current liability) and corresponding commercial insurance recovery (current asset) which did not have a material impact on our financial statements. Although we believe the commercial insurance recoveries are adequate to satisfy potential liability and related legal fees in connection with this matter, we can provide no assurance that the ultimate liability will not exceed the commercial insurance recoveries which would make us liable for the excess.

Department of Justice Investigation of Friends Hospital:

In October, 2010, Friends Hospital in Philadelphia, Pennsylvania, received a subpoena from the DOJ requesting certain documents from the facility. The requested documents have been collected and provided to the DOJ for review and examination. Another subpoena was issued to the facility in July 2011 requesting additional documents, which have been collected and delivered to the DOJ. At present, we are uncertain as to the focus, scope or extent of the investigation, liability of the facility and/or potential financial exposure, if any, in connection with this matter.

Department of Justice Investigation of Riveredge Hospital:

In 2008, Riveredge Hospital in Chicago, Illinois received a subpoena from the DOJ requesting certain information from the facility. Additional requests for documents were also received from the DOJ in 2009 and 2010. The requested documents have been provided to the DOJ. At present, we are uncertain as to the focus, scope or extent of the investigation, liability of the facility and/or potential financial exposure, if any, in connection with this matter.

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

The table below sets forth, for the quarters indicated, the high and low reported closing sales prices per share reported on the New York Stock Exchange for our Class B Common Stock for the years ended December 31, 2012 and 2011:

	2012	2011
	High-Low Sales Price	High-Low Sales Price
Quarter:
1st	$44.78-$36.82	$49.41-$42.06
2nd	$43.72-$37.30	$56.41-$46.13
3rd	$45.75-$38.25	$54.64-$34.00
4th	$49.46-$41.31	$42.90-$31.91

The number of stockholders of record as of January 31, 2013 were as follows:

Class A Common	23
Class B Common	308
Class C Common	3
Class D Common	130

Stock Repurchase Programs

During the period of October 1, 2012 through December 31, 2012, we repurchased the following shares:

	Additional Shares Authorized For Repurchase	Total number of shares purchased (a)	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program
October, 2012	—	7,508	N/A	0	N/A	N/A	767,702
November, 2012	—	40,781	N/A	0	N/A	N/A	767,702
December, 2012	—	158,582	N/A	0	N/A	N/A	767,702

Total October through December	—	206,871	N/A	0	N/A	N/A

(a)	Substantially all the shares repurchased during the fourth quarter of 2012 related to income tax withholding obligations resulting from the exercise of stock options. There were also 750 shares related to restricted shares that were forfeited by former employees pursuant to the terms of our restricted stock purchase plan. No shares were repurchased pursuant to our publicly announced stock repurchase program.

Dividends

During the two years ending December 31, 2012, dividends per share were declared and paid as follows (the fourth quarter of 2012 dividend paid includes a special dividend of $0.40 per share):

	2012	2011
First quarter	$.05	$.05
Second quarter	$.05	$.05
Third quarter	$.05	$.05
Fourth quarter	$.45	$.05

Total	$.60	$.20

Equity Compensation

Refer to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this report for information regarding securities authorized for issuance under our equity compensation plans.

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the stock included in the Standard & Poor’s 500 Index and a Peer Group Index during the five year period ended December 31, 2012. The graph assumes an investment of $100 made in our common stock and each Index as of January 1, 2008 and has been weighted based on market capitalization. Note that our common stock price performance shown below should not be viewed as being indicative of future performance.

Companies in the peer group, which consist of companies in the S&P 500 Index or S&P MidCap 400 Index (in which we are also included), are as follows: Community Health Systems, Inc., Health Management Associates, LifePoint Hospitals, Inc., Tenet Healthcare Corporation and HCA Holdings, Inc. (included from March, 2011 at which time the company’s stock began publicly trading).

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

(The Company, S&P 500 and Peer Group)

Company Name / Index	2007	2008	2009	2010	2011	2012
Universal Health Services, Inc.	$100.00	$73.83	$120.59	$172.63	$155.19	$195.62
S&P 500 Index	$100.00	$63.00	$79.67	$91.68	$93.61	$108.59
Peer Group	$100.00	$40.61	$107.12	$125.01	$89.10	$140.51

ITEM 6.	Selected Financial Data

The following table contains our selected financial data for, or as of the end of, each of the five years ended December 31, 2012. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31
	2012 (4)	2011	2010 (5)	2009	2008
Summary of Operations (in thousands)
Net revenues	$6,961,400	$6,760,222	$4,900,147	$4,585,329	$4,437,597
Income from continuing operations before income taxes	$763,663	$696,336	$428,097	$474,722	$357,012
Net income attributable to UHS	$443,446	$398,167	$230,183	$260,373	$199,377
Net margin	6.4%	5.9%	4.7%	5.7%	4.5%
Return on average equity	17.2%	18.1%	12.1%	15.4%	13.0%
Financial Data (in thousands)
Cash provided by operating activities	$815,271	$718,251	$501,344	$541,262	$494,187
Capital expenditures, net (1)	$363,192	$285,682	$239,274	$379,748	$354,537
Total assets	$8,200,843	$7,665,245	$7,527,936	$3,964,463	$3,742,462
Long-term borrowings	$3,727,431	$3,651,428	$3,912,102	$956,429	$990,661
UHS’s common stockholders’ equity	$2,713,345	$2,296,352	$1,978,772	$1,751,071	$1,543,850
Percentage of total debt to total capitalization	58%	61%	66%	35%	39%
Operating Data—Acute Care Hospitals (2)
Average licensed beds	5,563	5,567	5,530	5,334	5,303
Average available beds	5,338	5,265	5,224	5,001	5,041
Inpatient admissions	245,234	250,278	255,522	256,821	254,859
Average length of patient stay	4.5	4.5	4.4	4.4	4.5
Patient days	1,095,790	1,114,807	1,116,643	1,130,531	1,147,105
Occupancy rate for licensed beds	54%	55%	55%	58%	59%
Occupancy rate for available beds	56%	58%	59%	62%	62%
Operating Data—Behavioral Health Facilities (2)
Average licensed beds	19,258	19,178	9,415	7,921	7,658
Average available beds	19,178	19,160	9,397	7,901	7,629
Inpatient admissions	373,437	351,086	166,310	136,639	129,553
Average length of patient stay	14.0	14.6	15.1	15.4	16.1
Patient days	5,212,800	5,130,245	2,503,770	2,105,625	2,085,114
Occupancy rate for licensed beds	74%	73%	73%	73%	74%
Occupancy rate for available beds	74%	73%	73%	73%	75%
Per Share Data (3)
Income from continuing operations attributable to UHS—basic	$4.57	$4.09	$2.37	$2.65	$1.90
Income from continuing operations attributable to UHS—diluted	$4.53	$4.04	$2.34	$2.64	$1.90
Net income attributable to UHS—basic	$4.57	$4.09	$2.37	$2.65	$1.96
Net income attributable to UHS—diluted	$4.53	$4.04	$2.34	$2.64	$1.96
Dividends declared	$0.60	$0.20	$0.20	$0.17	$0.16
Other Information (3) (in thousands)
Weighted average number of shares outstanding—basic	96,821	97,199	96,786	97,794	101,222
Weighted average number of shares and share equivalents outstanding—diluted	97,711	98,537	97,973	98,275	101,418

(1)	Amounts exclude non-cash capital lease obligations, if any.
(2)	Excludes statistical information related to divested facilities and facilities held for sale.
(3)	All periods have been adjusted to reflect the two-for-one stock split in the form of a 100% stock dividend paid in December, 2009.
(4)	Includes data for the facilities acquired from Ascend on October 10, 2012 from the date of acquisition through December 31, 2012.
(5)	Includes data for the facilities acquired from PSI on November 15, 2010 from the date of acquisition through December 31, 2010, excluding the data for the 3 former PSI facilities that were divested by us during the third and fourth quarters of 2011 and reflected as discontinued operations, as discussed herein.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of February 28, 2013, we owned and/or operated 23 acute care hospitals and 197 behavioral health centers located in 37 states, Washington, D.C., Puerto Rico and the U.S. Virgin Islands. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 5 surgical hospitals and surgery and radiation oncology centers located in 4 states.

In October, 2012, we acquired Ascend Health Corporation (“Ascend”). Ascend was the largest private behavioral health provider with 9 owned or leased freestanding inpatient facilities located in 5 states.

During the first quarter of 2012, we adopted the Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) No. 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” which required certain health care entities to change the presentation in their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). As a result, the provision for doubtful accounts for our acute care and behavioral health care facilities is reflected as a deduction from net revenues in the accompanying consolidated statements of income for 2012, 2011 and 2010. The adoption of this standard had no impact on our financial position or overall results of operations.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 50% of our consolidated net revenues in 2012, 51% in 2011 and 67% in 2010. Net revenues from our behavioral health care facilities accounted for 50% of our consolidated net revenues during 2012, 49% during 2011 and 33% during 2010.

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

•

as discussed below in Sources of Revenue, we receive revenues from various state and county based programs, including Medicaid in all the states in which we operate, (we receive Medicaid revenues in excess of $90 million annually from each of Texas, Pennsylvania, Washington, D.C., Virginia, Illinois and Massachusetts); CMS-approved Medicaid supplemental programs in certain states including Texas, Oklahoma, Arkansas, Indiana and Ohio, and; state Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state based revenue programs (which have been implemented in various forms with respect to our areas of operation in the respective states’ 2012 and 2013 fiscal years) as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations;

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

•

in August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. The 2011 Act imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented which, if triggered, would result in Medicare payment reductions of up to 2% per fiscal year (approximately $39 million annual reduction to our Medicare net revenues) with a uniform percentage reduction across all Medicare programs starting in 2013. We cannot predict whether Congress will attempt to suspend or restructure the automatic budget cuts or what other deficit reduction initiatives may be proposed by Congress;

•

as of December 31, 2012 and December 31, 2011, our accounts receivable includes approximately $70 million and $54 million, respectively, due from Illinois. Collection of these receivables continues to be delayed due to state budgetary and funding pressures. Approximately $51 million as of December 31, 2012, and $41 million as of December 31, 2011, of the receivables due from Illinois have been outstanding in excess of 60 days, as of each respective date, and a large portion will likely remain outstanding for the foreseeable future. Since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

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

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 39% of our net patient revenues during 2012, 41% during 2011 and 42% during 2010. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 49% of our net patient revenues during 2012, 47% during 2011 and 51% during 2010.

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

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our Consolidated Balance Sheets. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we cannot provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our results in 2012, 2011 or 2010. If it were to occur, each 1% adjustment to our estimated net Medicare revenues that are subject to retrospective review and settlement as of December 31, 2012, would change our after-tax net income by approximately $1 million.

We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. See additional disclosure below in Charity Care and Uninsured Discounts in Acute Care Hospital Services for our estimated uncompensated care provided and estimated cost of providing uncompensated care.

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending our patient accounting system records net revenues for the services provided to that patient based upon the established Medicaid reimbursement rates pending ultimate disposition of the patient’s Medicaid eligibility. Based on general factors as discussed below in Provision for Doubtful Accounts, our acute care facilities make estimates at each financial reporting period to reserve for amounts that are deemed to be uncollectible. Such estimated uncollectible amounts related to Medicaid pending, as well as other accounts receivable payer classifications, are considered when the overall individual facility and company-wide reserves are developed. Adjustments related to the final determination of these accounts did not materially impact our results of operations in 2012, 2011 or 2010.

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

Uninsured patients that do not qualify as charity patients are extended an uninsured discount of a minimum of 30% of total charges. Our hospitals establish a partial reserve for self-pay accounts in the allowance for doubtful accounts for both unbilled balances and those that have been billed and are under 90 days old. All self-pay accounts are fully reserved at 90 days from the date of discharge. Third party liability accounts are fully reserved in the allowance for doubtful accounts when the balance ages past 180 days from the date of discharge. Potential charity accounts are fully reserved when it is determined the patient may be unable to pay.

As of December 31, 2012, our accounts receivable includes $70 million due from Illinois ($54 million as of December 31, 2011), the collection of which has been delayed due to budgetary and funding pressures experienced by the state. Although as of December 31, 2012 approximately $51 million of the receivables due from Illinois have been outstanding in excess of 60 days ($41 million as of December 31, 2011), and a large portion will likely remain outstanding for the foreseeable future, we expect to eventually collect all amounts due to us and therefore no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. Our accounts receivable are recorded net of allowance for doubtful accounts of $311 million and $253 million at December 31, 2012 and 2011, respectively.

Approximately 87% during 2012 and 93% during each of 2011 and 2010, of our consolidated provision for doubtful accounts, was incurred by our acute care hospitals. Shown below is our payer mix concentrations and related aging of our billed accounts receivable, net of contractual allowances, for our acute care hospitals as of December 31, 2012 and 2011:

As of December 31, 2012:

(amounts in thousands)	0-60 days	61-120 days	121-180 days	Over 180 days
Medicare	$71,684	$8,240	$3,085	$8,657
Medicaid	21,978	17,854	10,095	25,377
Commercial insurance and other	225,237	67,804	32,393	64,721
Private pay	113,771	64,707	21,483	27,948

Total	$432,670	$158,605	$67,056	$126,703

As of December 31, 2011:

(amounts in thousands)	0-60 days	61-120 days	121-180 days	Over 180 days
Medicare	$62,219	$3,890	$1,190	$2,962
Medicaid	27,891	15,622	9,288	24,847
Commercial insurance and other	221,850	63,216	30,984	68,118
Private pay	105,841	77,267	9,594	18,826

Total	$417,801	$159,995	$51,056	$114,753

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

Professional and General Liability and Workers Compensation Liability:

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

Prior to our acquisition in November, 2010, the PSI subsidiaries were commercially insured for professional and general liability insurance claims in excess of a $3 million self-insured retention to a limit of $75 million. PSI utilized its captive insurance company and that captive insurance company remains in place after our acquisition of PSI to manage the self-insured retention for all former PSI subsidiaries for claims incurred prior to January 1, 2011. The captive insurance company also continues to insure all professional and general liability claims, regardless of date incurred, for the former PSI subsidiaries located in Florida and Puerto Rico.

Since our acquisition of PSI on November 15, 2010, the former PSI subsidiaries are self-insured for professional and general liability exposure up to $3 million per occurrence and our legacy subsidiaries (which are not former PSI subsidiaries) are self-insured for professional and general liability exposure up to $10 million per occurrence. Effective November, 2010, our subsidiaries (including the former PSI subsidiaries) were provided with several excess policies through commercial insurance carriers which provide for coverage in excess of the applicable per occurrence self-insured retention (either $3 million or $10 million) up to $200 million per occurrence and in the aggregate. We remain liable for 10% of the claims paid pursuant to the commercially insured coverage in excess of $10 million up to $60 million per occurrence and in the aggregate. The 9 behavioral health facilities acquired from Ascend Health Corporation in October, 2012 have general and professional liability policies through commercial insurance carriers which provide for up to $20 million of aggregate coverage, subject to a $10,000 per occurrence deductible. These facilities, like our other facilities, are also provided excess coverage through commercial insurance carriers for coverage in excess of the underlying commercial policy limitations up to $200 million per occurrence and in the aggregate.

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

As of December 31, 2012, the total accrual for our professional and general liability claims, including the estimated claims related to the facilities acquired from PSI, was $279 million, of which $48 million is included in current liabilities. As of December 31, 2011, the total accrual for our professional and general liability claims, including the estimated claims related to the facilities acquired from PSI, was $292 million, of which $60 million is included in current liabilities.

We recorded reductions to our professional and general liability self-insurance reserves (relating to prior years) amounting to $27 million during 2012, $11 million during 2011 and $49 million during 2010. The favorable change recorded during 2012 resulted from favorable changes in our estimated future claims payments pursuant to a reserve analysis. The favorable change recorded during 2011 consisted primarily of third-party recoveries and reserve reductions in connection with PHICO–related claims which we became liable for upon PHICO’s (a former commercial insurance carrier) liquidation in 2002. The favorable changes in our estimated future claims payments recorded during 2010 were due to: (i) an increased weighting given to company-specific metrics (to 75% from 50%), and decreased general industry metrics (to 25% from 50%), related to projected incidents per exposure, historical claims experience and loss development factors; (ii) historical data which measured the realized favorable impact of medical malpractice tort reform experienced in several states in which we operate, and; (iii) a decrease in claims related to certain higher risk specialties (such as obstetrical) due to a continuation of the company-wide patient safety initiative undertaken during the last several years. As the number of our facilities and our patient volumes have increased, thereby providing for a statistically significant data group, and taking into consideration our long-history of company-specific risk management programs and claims experience, our reserve analyses have included a greater emphasis on our historical professional and general liability experience which has developed favorably as compared to general industry trends.

There were no material adjustments to our prior year reserves for workers’ compensation claims recorded during 2012 or 2011. Based upon the results of workers’ compensation reserves analyses, during 2010, we recorded a reduction to our prior year reserves for workers’ compensation claims amounting to $4 million.

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

Below is a schedule showing the changes in our general and professional liability and workers’ compensation reserves during the three years ended December 31, 2012 (amount in thousands):

	General and
	Professional	Workers’
	Liability	Compensation	Total
Balance at January 1, 2010	$265,608	$42,531	$308,139
Plus: Accrued insurance expense, net of commercial premiums paid (a) (b)	4,742	14,997	19,739
Less: Payments made in settlement of self-insured claims	(31,713)	(18,460)	(50,173)
Plus: Liabilities assumed in the acquisition of PSI	50,800	31,956	82,756

Balance at January 1, 2011	289,437	71,024	360,461
Plus: Accrued insurance expense, net of commercial premiums paid (a) (b)	50,865	32,747	83,612
Less: Payments made in settlement of self-insured claims	(43,786)	(38,845)	(82,631)
Less: Adjustments to liabilities assumed in the acquisition of PSI	(4,467)	0	(4,467)

Balance at January 1, 2012	292,049	64,926	356,975
Plus: Accrued insurance expense, net of of commercial premiums paid (a) (b)	29,152	33,508	62,660
Less: Payments made in settlement of self-insured claims	(42,602)	(32,480)	(75,082)

Balance at December 31, 2012	$278,599	$65,954	$344,553

(a)	General and professional liability amounts are net of adjustments recorded during each year, as discussed above.
(b)	Workers compensation amount for 2010 is net of adjustment recorded during the year, as discussed above.

In addition, we also maintain self-insured employee benefits programs for employee healthcare and dental claims. The ultimate costs related to these programs include expenses for claims incurred and paid in addition to an accrual for the estimated expenses incurred in connection with claims incurred but not yet reported.

Property Insurance:

We have commercial property insurance policies covering catastrophic losses, including windstorm damage, up to a $1 billion policy limit per occurrence, subject to a $250,000 deductible for the majority of our properties (the properties acquired from Psychiatric Solutions, Inc. are subject to a $50,000 deductible). Losses resulting from named windstorms are subject to deductibles between 3% and 5% of the declared total insurable value of the property. In addition, we have commercial property insurance policies covering catastrophic losses resulting from earthquake and flood damage, each subject to aggregated loss limits (as opposed to per occurrence losses). Our earthquake limit is $250 million, subject to a deductible of $250,000, except for facilities located within documented fault zones. Earthquake losses that affect facilities located in fault zones within the United States are subject to a $100 million limit and will have applied deductibles ranging from 1% to 5% of the declared total insurable value of the property. The earthquake limit in Puerto Rico is $25 million. Flood losses have either a $250,000 or $500,000 deductible, based upon the location of the facility. The 9 behavioral health facilities acquired from Ascend Health Corporation in October, 2012 have commercial property insurance policies which provide for full replacement cost coverage, subject to a $10,000 deductible.

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

Long-Lived Assets: We review our long-lived assets, including intangible assets, for impairment whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flow. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to its estimated fair value and an impairment loss is recognized. Fair values are determined based on estimated future cash flows using appropriate discount rates.

Goodwill: Goodwill is reviewed for impairment at the reporting unit level on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. We have designated September 1st as our annual impairment assessment date and performed an impairment assessment as of September 1, 2012 which indicated no impairment of goodwill. Future changes in the estimates used to conduct the impairment review, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill.

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

Recent Accounting Pronouncements: For a summary of recent accounting pronouncements, please see Note 1 to the Consolidated Financial Statements as included in this Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

The following table summarizes our results of operations, and is used in the discussion below, for the years ended December 31, 2012, 2011 and 2010 (dollar amounts in thousands):

	Year Ended December 31,
	2012		2011		2010
		% of Net		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$7,688,071		$7,356,798		$5,429,233
Less: Provision for doubtful accounts	726,671		596,576		529,086

Net revenues	6,961,400	100.0%	6,760,222	100.0%	4,900,147	100.0%
Operating charges:
Salaries, wages and benefits	3,440,917	49.4%	3,326,378	49.2%	2,363,383	48.2%
Other operating expenses	1,376,122	19.8%	1,353,693	20.0%	968,612	19.8%
Supplies expense	799,621	11.5%	805,489	11.9%	716,925	14.6%
Depreciation and amortization	302,426	4.3%	287,211	4.2%	216,930	4.4%
Lease and rental expense	94,885	1.4%	90,323	1.3%	75,363	1.5%
Transaction costs	5,716	0.1%	0	0.0%	53,220	1.1%
Electronic health records incentive income	(30,038)	-0.4%	0	0.0%	0	0.0%
Costs related to extinguishment of debt	29,170	0.4%	0	0.0%	0	0.0%

Subtotal-operating expenses	6,018,819	86.5%	5,863,094	86.7%	4,394,433	89.7%

Income from operations	942,581	13.5%	897,128	13.3%	505,714	10.3%
Interest expense, net	178,918	2.6%	200,792	3.0%	77,617	1.6%

Income before income taxes	763,663	11.0%	696,336	10.3%	428,097	8.7%
Provision for income taxes	274,616	3.9%	247,466	3.7%	152,302	3.1%

Net income	489,047	7.0%	448,870	6.6%	275,795	5.6%
Less: Income attributable to noncontrolling interests	45,601	0.7%	50,703	0.8%	45,612	0.9%

Net income attributable to UHS	$443,446	6.4%	$398,167	5.9%	$230,183	4.7%

Year Ended December 31, 2012 as compared to the Year Ended December 31, 2011:

Net revenues increased 3% or $201 million to $6.96 billion during 2012 as compared to $6.76 billion during 2011. The increase was primarily attributable to:

•	a $152 million or 2% increase in net revenues generated at our acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”), and;

•

$49 million of other combined net increases in net revenues consisting primarily of $36 million of revenues resulting from an agreement, which was part of an industry-wide settlement related to underpayments of Medicare inpatient prospective payments during a number of prior years, entered into during the first quarter of 2012 with the United States Department of Health and Human Services, the Secretary of Health and Human Services, and the Centers for Medicare and Medicaid Services.

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $67 million to $764 million during 2012 as compared to $696 million during 2011. Included in our income before income taxes during 2012, as compared to 2011, was the following:

a.	a decrease of $53 million at our acute care facilities as discussed below in Acute Care Hospital Services, excluding the impact of the applicable items mentioned in c., f., h., and i., below;

b.	an increase of $93 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, excluding the impact of the applicable items mentioned in e., and h., below;

c.	an increase of $33 million (net of related expenses) resulting from an agreement, which was part of an industry-wide settlement related to underpayments of Medicare inpatient prospective payments during a number of prior years, entered into with the United States Department of Health and Human Services, the Secretary of Health and Human Services, and the Centers for Medicare and Medicaid Services;

d.	a decrease of $29 million resulting from the write-off of deferred financing costs related to the portion of our Term Loan B credit facility that was extinguished during the third quarter of 2012;

e.	an increase of $13 million representing the 2011 portion of the net Medicaid supplemental reimbursements earned pursuant new programs initiated in certain states in which we operate behavioral health facilities, most particularly the Oklahoma Supplemental Hospital Offset Payment Program which was approved during 2012, retroactive to July 1, 2011;

f.	a net aggregate decrease of $11 million resulting from the following items recorded during 2012: (i) the revised Supplemental Security Income ratios utilized for calculating Medicare disproportionate share hospital reimbursements for federal fiscal years 2006 through 2009 ($7 million unfavorable impact), and; (ii) the write-off of receivables related to revenues recorded during 2011 at two of our acute care hospitals located in Florida resulting from reductions in certain county reimbursements due to reductions in federal matching Inter-Governmental Transfer funds ($4 million unfavorable impact);

g.	an increase of $22 million due to a decrease in interest expense resulting primarily from a decrease in our average effective interest rate (due primarily to an amendment to our credit agreement in March of 2011 which, among other things, provided for reductions in the rates payable for borrowings outstanding under our Term Loan A, Term Loan B and revolving credit facility), as discussed below in Interest Expense;

h.	a net increase of $16 million resulting from reductions recorded during 2012 and 2011 to our professional and general liability reserves, as discussed above in Self-Insured Risks ($27 million reduction recorded in 2012 of which $23 million was applicable to our acute care hospitals and $4 million was applicable to our behavioral health facilities, and $11 million reduction recorded in 2011 of which $10 million was applicable to our acute care hospitals and $1 million was applicable to our behavioral health facilities);

i.	an increase of $2 million related to the incentive income ($30 million), net of expenses ($28 million), recorded in connection with the implementation of EHR applications at our acute care hospitals;

j.	an increase of $26 million resulting from a gain realized on the sale of an acute care hospital (Auburn Regional Medical Center) which was sold during the fourth quarter of 2012, and;

k.	$45 million of other combined net decreases including increased corporate overhead expenses, a net combined decrease of $6 million in the operating results of Auburn Regional Medical Center and Peak Behavioral Health Services which are reflected as discontinued operations (excluding the above-mentioned $26 million gain realized on the divestiture of Auburn Medical Center), and $6 million of transaction costs incurred during 2012 in connection with our acquisition of Ascend Health Corporation.

Net income attributable to UHS increased $45 million to $443 million during 2012 as compared to $398 million during 2011. The increase consisted of:

•	an increase of $67 million in income before income taxes, as discussed above;

•	an increase of $5 million resulting from a decrease in the income attributable to noncontrolling interests, and;

•

a decrease of $27 million resulting from an increase in the provision for income taxes resulting primarily from the income tax provision on the $72 million increase in pre-tax income ($67 million increase in income before income taxes plus the $5 million increase in income resulting from a decrease in the income attributable to noncontrolling interests).

Year Ended December 31, 2011 as compared to the Year Ended December 31, 2010:

Net revenues increased 38% or $1.86 billion to $6.76 billion during 2011 as compared to $4.90 billion during 2010. The increase was primarily attributable to:

•

a $246 million or 5% increase in net revenues generated at our acute care hospitals and behavioral health care facilities owned during both periods (and includes change in revenues for the facilities acquired by us from PSI for the month of December, 2011 as compared to December, 2010), and;

•	$1.64 billion increase in revenues at the facilities acquired by us from PSI (includes the period of January through November of 2011 as compared to November 15th through November 30th of 2010).

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $268 million to $696 million during 2011 as compared to $428 million during 2010. Included in our income before income taxes during 2011, as compared to 2010, was the following:

•

an increase of $25 million at our acute care facilities, as discussed below in Acute Care Hospital Services, exclusive of: (i) the $32 million net unfavorable change in the reductions recorded during 2011 and 2010 to our professional and general liability reserves, as discussed above in Self-Insured Risks (the amounts attributable to our acute care hospitals were $10 million in 2011 and $42 million in 2010), and; (ii) the favorable change caused by the $7 million charge recorded during 2010 to write-off certain costs related to an acute care hospital construction project;

•

an increase of $382 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, exclusive of the $6 million net unfavorable change in the reductions recorded during 2011 and 2010 to our professional and general liability reserves, as discussed above in Self-Insured Risks (the amounts attributable to our behavioral health care facilities were $1 million in 2011 and $7 million in 2010);

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

•

a net decrease of $31 million from other combined net unfavorable changes consisting of: (i) a $9 million increase resulting from the charge incurred during 2010 in connection with split-dollar life insurance agreements entered into during 2010 on the lives of our chief executive officer and his wife; (ii) a $7 million increase resulting from the charge recorded during 2010 to write-off certain costs related to an acute care hospital construction project; (iii) a net decrease of $8 million resulting from the net unfavorable change in the operating results of Auburn Regional Medical Center and Peak Behavioral Health Services which are reflected as discontinued operations, and; (iv) a net decrease of $39 million from other combined net unfavorable changes including the corporate overhead expenses incurred in connection with the behavioral health care facilities acquired from PSI.

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

Acute Care Hospital Services

Year Ended December 31, 2012 as compared to the Year Ended December 31, 2011:

Acute Care Hospitals-Same Facility Basis

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussions below for the years ended December 31, 2012 and 2011 (dollar amounts in thousands):

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$4,073,147		$3,942,469
Less: Provision for doubtful accounts	635,283		518,512

Net revenues	3,437,864	100.0%	3,423,957	100.0%
Operating charges:
Salaries, wages and benefits	1,546,136	45.0%	1,507,870	44.0%
Other operating expenses	724,480	21.1%	704,067	20.6%
Supplies expense	624,950	18.2%	622,175	18.2%
Depreciation and amortization	188,243	5.5%	190,322	5.6%
Lease and rental expense	58,166	1.7%	52,859	1.5%

Subtotal-operating expenses	3,141,975	91.4%	3,077,293	89.9%

Income from operations	295,889	8.6%	346,664	10.1%
Interest expense, net	4,815	0.1%	3,903	0.1%

Income before income taxes	291,074	8.5%	342,761	10.0%

On a same facility basis during 2012, as compared to 2011, net revenues at our acute care hospitals increased $14 million or less than 1%. Income before income taxes decreased $52 million or 15% to $291 million or 8.5% of net revenues during 2012 as compared to $343 million or 10.0% of net revenues during 2011.

Inpatient admissions to these facilities decreased 2.0% during 2012, as compared to 2011, while patient days decreased 1.7%. Adjusted admissions (adjusted for outpatient activity) increased 0.2% and adjusted patient days increased 0.5% during 2012, as compared to 2011. The average length of inpatient stay at these facilities was 4.5 days during each of 2012 and 2011. The occupancy rate, based on the average available beds at these facilities, was 56% during 2012 and 58% during 2011. On a same facility basis, net revenue per adjusted admission at these facilities increased 0.2% during 2012, as compared to 2011, and net revenue per adjusted patient day decreased 0.1% during 2012, as compared to 2011.

The decrease in income before income taxes and pressure on patient volumes, net revenues and net revenue per adjusted admission and adjusted patient day experienced at our acute care hospitals during 2012, as compared to 2011, were largely due a decline in organic revenue growth caused by the continuing trends of weak demand and deteriorating payor mix.

All Acute Care Hospitals

The following table summarizes the results of operations for all our acute care operations during 2012 and 2011, which includes our acute care results on a same facility basis, as well as the impact of other items as mentioned below (dollar amounts in thousands).

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$4,096,699		$3,942,469
Less: Provision for doubtful accounts	635,283		518,512

Net revenues	3,461,416	100.0%	3,423,957	100.0%
Operating charges:
Salaries, wages and benefits	1,560,468	45.1%	1,507,870	44.0%
Other operating expenses	704,108	20.3%	693,897	20.3%
Supplies expense	624,955	18.1%	622,175	18.2%
Depreciation and amortization	201,536	5.8%	190,322	5.6%
Lease and rental expense	58,187	1.7%	52,859	1.5%
Electronic health records incentive income	(30,038)	-0.9%	0	0.0%

Subtotal-operating expenses	3,119,216	90.1%	3,067,123	89.6%

Income from operations	342,200	9.9%	356,834	10.4%
Interest expense, net	4,815	0.1%	3,903	0.1%

Income before income taxes	337,385	9.7%	352,931	10.3%

During 2012, as compared to 2011, net revenues at our acute care hospitals increased 1% or $37 million to $3.46 billion due primarily to the above-mentioned agreement related to underpayments of Medicare inpatient prospective payments during a number of prior years and an increase in same facility revenues, as discussed above.

Income before income taxes decreased $16 million to $337 million or 9.7% of net revenues during 2012 as compared to $353 million or 10.3% of net revenues during 2011.

Included in these results are the following:

•	the $52 million decrease in income before income taxes experienced during 2012, as compared to 2011, at our acute care hospitals, on a same facility basis, as discussed above;

•

the $13 million net favorable effect resulting from reductions to our professional and general liability self-insurance reserves recorded during 2012 ($23 million) and 2011 ($10 million), as discussed above in Self-Insured Risks;

•	the favorable impact of $33 million (net of related expenses) recorded during 2012 resulting from an agreement, which was part of an industry-wide settlement related to underpayments of Medicare inpatient prospective payments during a number of prior years, entered into with the United States Department of Health and Human Services, the Secretary of Health and Human Services, and the Centers for Medicare and Medicaid Services;

•

a net aggregate decrease of $11 million resulting from the following items which were recorded during 2012: (i) the revised Supplemental Security Income ratios utilized for calculating Medicare disproportionate share hospital reimbursements for federal fiscal years 2006 through 2009 ($7 million unfavorable impact), and; (ii) the write-off of receivables related to revenues recorded during 2011 at two of our acute care hospitals located in Florida resulting from reductions in certain county reimbursements due to reductions in federal matching Inter-Governmental Transfer funds ($4 million unfavorable impact), and;

•

an increase of $2 million related to the incentive income ($30 million), net of expenses ($28 million), recorded during 2012 in connection with the implementation of EHR applications at our acute care hospitals.

Year Ended December 31, 2011 as compared to the Year Ended December 31, 2010:

Acute Care Hospitals-Same Facility Basis

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussions below for the years ended December 31, 2011 and 2010 (dollar amounts in thousands):

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$3,942,469		$3,764,352
Less: Provision for doubtful accounts	518,512		491,864

Net revenues	3,423,957	100.0%	3,272,488	100.0%
Operating charges:
Salaries, wages and benefits	1,507,870	44.0%	1,430,453	43.7%
Other operating expenses	704,067	20.6%	672,591	20.6%
Supplies expense	622,175	18.2%	624,427	19.1%
Depreciation and amortization	190,322	5.6%	171,682	5.2%
Lease and rental expense	52,859	1.5%	53,284	1.6%

Subtotal-operating expenses	3,077,293	89.9%	2,952,437	90.2%

Income from operations	346,664	10.1%	320,051	9.8%
Interest expense, net	3,903	0.1%	3,411	0.1%

Income before income taxes	342,761	10.0%	316,640	9.7%

On a same facility basis during 2011, as compared to 2010, net revenues at our acute care hospitals increased $151 million or 5%. Income before income taxes increased $26 million or 8% to $343 million or 10.0% of net revenues during 2011 as compared to $317 million or 9.7% of net revenues during 2010.

Inpatient admissions to these facilities decreased 2.1% during 2011, as compared to 2010, while patient days decreased 0.2%. Adjusted admissions (adjusted for outpatient activity) decreased 0.1% and adjusted patient days increased 1.8% during 2011, as compared to 2010. The average length of inpatient stay at these facilities was 4.5 days during 2011 and 4.4 days during 2010. The occupancy rate, based on the average available beds at these facilities, was 58% during 2011 and 59% during 2010. On a same facility basis, net revenue per adjusted admission at these facilities increased 4.7% during 2011, as compared to 2010, and net revenue per adjusted patient day increased 2.7% during 2011, as compared to 2010.

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

All Acute Care Hospitals

The following table summarizes the results of operations for all our acute care operations during 2011 and 2010 which includes our acute care results on a same facility basis, as well as the impact of other items as mentioned below (dollar amounts in thousands):

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$3,942,469		$3,764,352
Less: Provision for doubtful accounts	518,512		491,864

Net revenues	3,423,957	100.0%	3,272,488	100.0%
Operating charges:
Salaries, wages and benefits	1,507,870	44.0%	1,430,453	43.7%
Other operating expenses	693,897	20.3%	636,897	19.5%
Supplies expense	622,175	18.2%	624,427	19.1%
Depreciation and amortization	190,322	5.6%	171,682	5.2%
Lease and rental expense	52,859	1.5%	53,284	1.6%

Subtotal-operating expenses	3,067,123	89.6%	2,916,743	89.1%

Income from operations	356,834	10.4%	355,745	10.9%
Interest expense, net	3,903	0.1%	3,411	0.1%

Income before income taxes	352,931	10.3%	352,334	10.8%

During 2011, as compared to 2010, net revenues at our acute care hospitals increased 5% or $151 million to $3.42 billion due to an increase in same facility revenues, as discussed above.

Income before income taxes increased $1 million to $353 million or 10.3% of net revenues during 2011 as compared to $352 million or 10.8% of net revenues during 2010. The increase in income before income taxes at our acute care facilities resulted from:

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

Uncompensated care:

The following table shows the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the years ended December 31, 2012, 2011 and 2010:

	(dollar amounts in thousands)
	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Charity care	$778,268	74%	$804,301	84%	$664,212	82%
Uninsured discounts	267,304	26%	151,447	16%	142,467	18%

Total uncompensated care	$1,045,572	100%	$955,748	100%	$806,679	100%

The estimated cost of providing uncompensated care:

The estimated cost of providing uncompensated care, as reflected below, were based on a calculation which multiplied the percentage of operating expenses for our acute care hospitals to gross charges for those hospitals by the above-mentioned total uncompensated care amounts. The percentage of cost to gross charges is calculated based on the total operating expenses for our acute care facilities (excluding provision for doubtful accounts) divided by gross patient service revenue for those facilities. An increase in the level of uninsured patients to our facilities and the resulting adverse trends in the provision for doubtful accounts and uncompensated care provided could have a material unfavorable impact on our future operating results.

	(amounts in thousands)
	2012	2011	2010
Estimated cost of providing charity care	$131,890	$145,350	$129,820
Estimated cost of providing uninsured discounts related care	45,299	27,363	27,845

Estimated cost of providing uncompensated care	$177,189	$172,713	$157,665

Behavioral Health Care Services

Year Ended December 31, 2012 as compared to the Year Ended December 31, 2011

Behavioral Health Care Facilities-Same Facility Basis

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the years ended December 31, 2012 and 2011 (dollar amounts in thousands):

	Year Ended		Year Ended
	December 31, 2012		December 31, 2011
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$3,468,314		$3,318,433
Less: Provision for doubtful accounts	88,925		76,963

Net revenues	3,379,389	100.0%	3,241,470	100.0%
Operating charges:
Salaries, wages and benefits	1,678,951	49.7%	1,629,698	50.3%
Other operating expenses	598,006	17.7%	583,967	18.0%
Supplies expense	166,238	4.9%	174,110	5.4%
Depreciation and amortization	91,601	2.7%	85,618	2.6%
Lease and rental expense	32,820	1.0%	31,968	1.0%

Subtotal-operating expenses	2,567,616	76.0%	2,505,361	77.3%

Income from operations	811,773	24.0%	736,109	22.7%
Interest expense, net	1,528	0.0%	1,775	0.1%

Income before income taxes	810,245	24.0%	734,334	22.7%

On a same facility basis during 2012, as compared to 2011, net revenues at our behavioral health care facilities increased 4% or $138 million to $3.38 billion during 2012 as compared to $3.24 billion during 2011. Income before income taxes increased $76 million or 10% to $810 million or 24.0% of net revenues during 2012 as compared to $734 million or 22.7% of net revenues during 2011.

Inpatient admissions to these facilities increased 4.9% during 2012, as compared to 2011, while patient days increased 1.0%. Adjusted admissions increased 5.0% and adjusted patient days increased 1.0% during 2012, as compared to 2011. The average length of patient stay at these facilities was 14.0 days during 2012 and 14.6 days during 2011. The occupancy rate, based on the average available beds at these facilities, was 74% during each of 2012 and 2011. On a same facility basis, net revenue per adjusted admission at these facilities decreased 0.7% during 2012, as compared to 2011, and net revenue per adjusted patient day increased 3.2% during 2012, as compared to 2011.

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care facilities for 2012 and 2011, including the 9 facilities acquired in October, 2012 from Ascend Health Corporation, as well as the impact of various other items as mentioned below (dollar amounts in thousands):

	Year Ended		Year Ended
	December 31, 2012		December 31, 2011
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$3,551,511		$3,386,819
Less: Provision for doubtful accounts	91,370		77,957

Net revenues	3,460,141	100.0%	3,308,862	100.0%
Operating charges:
Salaries, wages and benefits	1,717,751	49.6%	1,671,249	50.5%
Other operating expenses	603,700	17.4%	605,432	18.3%
Supplies expense	169,552	4.9%	178,129	5.4%
Depreciation and amortization	94,049	2.7%	88,994	2.7%
Lease and rental expense	34,569	1.0%	34,138	1.0%

Subtotal-operating expenses	2,619,621	75.7%	2,577,942	77.9%

Income from operations	840,520	24.3%	730,920	22.1%
Interest expense, net	1,917	0.1%	1,778	0.1%

Income before income taxes	838,603	24.2%	729,142	22.0%

During 2012, as compared to 2011, net revenues at our behavioral health care facilities increased 5% or $151 million to $3.46 billion during 2012 as compared to $3.31 billion during 2011. The increase in net revenues was attributable to:

•	a $138 million increase in same facility revenues, as discussed above;

•	a $42 million of net revenues generated at the 9 facilities acquired from Ascend Health Corporation in October, 2012;

•

a $13 million of revenues recorded during 2012 representing the 2011 portion of the net Medicaid supplemental reimbursements earned pursuant to the Oklahoma Supplemental Hospital Offset Payment Program as well as similar programs in Ohio and Indiana, and;

•

$42 million of other combined decreases resulting primarily from the divestiture of San Juan Capestrano in January, 2012 (pursuant to our agreement with the Federal Trade Commission in connection with our acquisition of PSI).

Income before income taxes increased $109 million or 15% to $839 million or 24.2% of net revenues during 2012, as compared to $729 million or 22.0% of net revenues during 2011. The increase in income before income taxes at our behavioral health facilities was attributable to:

•	a $76 million increase at our behavioral health facilities on a same facility basis, as discussed above;

•

a $13 million increase resulting from the revenues recorded during 2012 representing the 2011 portion of the net Medicaid supplemental reimbursements earned pursuant to the Oklahoma Supplemental Hospital Offset Payment Program as well as similar programs in Ohio and Indiana;

•

the $3 million net favorable effect resulting from reductions to our professional and general liability self-insurance reserves recorded during 2012 ($4 million) and 2011 ($1 million), as discussed above in Self-Insured Risks, and;

•	a $17 million of other combined net increases, including the income generated at the 9 facilities acquired from Ascend Health Corporation in October, 2012.

Year Ended December 31, 2011 as compared to the Year Ended December 31, 2010

Behavioral Health Care Facilities-Same Facility Basis

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

	Year Ended		Year Ended
	December 31, 2011		December 31, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,642,827		$1,543,939
Less: Provision for doubtful accounts	39,795		35,015

Net revenues	1,603,032	100.0%	1,508,924	100.0%
Operating charges:
Salaries, wages and benefits	794,786	49.6%	757,849	50.2%
Other operating expenses	296,254	18.5%	277,864	18.4%
Supplies expense	87,752	5.5%	82,513	5.5%
Depreciation and amortization	40,823	2.5%	36,404	2.4%
Lease and rental expense	17,395	1.1%	17,486	1.2%

Subtotal-operating expenses	1,237,010	77.2%	1,172,116	77.7%

Income from operations	366,022	22.8%	336,808	22.3%
Interest expense, net	180	0.0%	299	0.0%

Income before income taxes	365,842	22.8%	336,509	22.3%

On a same facility basis during 2011, as compared to 2010, net revenues at our behavioral health care facilities increased 6% or $94 million to $1.60 billion during 2011 as compared to $1.51 billion during 2010. Income before income taxes increased $29 million or 9% to $366 million or 22.8% of net revenues during 2011 as compared to $337 million or 22.3% of net revenues during 2010.

Inpatient admissions to these facilities increased 7.7% during 2011, as compared to 2010, while patient days increased 3.4%. Adjusted admissions increased 7.6% and adjusted patient days increased 3.3% during 2011, as compared to 2010. The average length of patient stay at these facilities was 14.2 days during 2011 and 14.8 days during 2010. The occupancy rate, based on the average available beds at these facilities, was 74% during each of 2011 and 2010. On a same facility basis, net revenue per adjusted admission at these facilities decreased 1.1% during 2011, as compared to 2010, and net revenue per adjusted patient day increased 2.9% during 2011, as compared to 2010.

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care facilities for 2011 and 2010 including newly acquired or recently opened facilities and the favorable effect resulting from reductions to our professional and general liability and workers’ compensation self-insurance reserves as discussed in Self-Insured Risks. The operating results for the PSI facilities are included in the following table for the eleven-month period ended November 30, 2011 and the period of November 15, 2010 (date of acquisition) through December 31, 2010 (dollar amounts in thousands):

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$3,386,819		$1,633,966
Less: Provision for doubtful accounts	77,957		36,944

Net revenues	3,308,862	100.0%	1,597,022	100.0%
Operating charges:
Salaries, wages and benefits	1,671,249	50.5%	806,000	50.5%
Other operating expenses	605,432	18.3%	291,511	18.3%
Supplies expense	178,129	5.4%	87,231	5.5%
Depreciation and amortization	88,994	2.7%	39,025	2.4%
Lease and rental expense	34,138	1.0%	19,795	1.2%

Subtotal-operating expenses	2,577,942	77.9%	1,243,562	77.9%

Income from operations	730,920	22.1%	353,460	22.1%
Interest expense, net	1,778	0.1%	414	0.0%

Income before income taxes	729,142	22.0%	353,046	22.1%

During 2011, as compared to 2010, net revenues at our behavioral health care facilities increased 107% or $1.71 billion to $3.31 billion during 2011 as compared to $1.60 billion during 2010. The increase in net revenues was attributable to:

•	a $94 million increase in same facility revenues, as discussed above, and;

•

a $1.62 billion increase resulting primarily from the revenues generated at the facilities acquired by us from PSI (represents the increase in revenues for the period of January through November, 2011 as compared to November 15, 2010 to November 30, 2010).

Income before income taxes increased $376 million or 107% to $729 million or 22.0% of net revenues during 2011, as compared to $353 million or 22.1% of net revenues during 2010. The increase in income before income taxes at our behavioral health facilities was attributable to:

•	a $29 million increase at our behavioral health facilities on a same facility basis, as discussed above, and;

•

a $347 million of other combined net increases, consisting primarily of the income generated at the PSI facilities acquired by us in November, 2010 (represents the increase in income before income taxes generated at these facilities for the period of January through November, 2011 as compared to November 15, 2010 to November 30, 2010).

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

	Percentage of Net Patient Revenues
Acute Care and Behavioral Health Care Facilities Combined	2012	2011	2010
Third Party Payors:
Medicare	24%	24%	27%
Medicaid	15%	17%	15%
Managed Care (HMO and PPOs)	49%	47%	51%
Other Sources	12%	12%	7%

Total	100%	100%	100%

	Percentage of Net Patient Revenues
Acute Care Facilities	2012	2011	2010
Third Party Payors:
Medicare	29%	29%	31%
Medicaid	7%	9%	10%
Managed Care (HMO and PPOs)	57%	54%	54%
Other Sources	7%	8%	5%

Total	100%	100%	100%

	Percentage of Net Patient Revenues
Behavioral Health Care Facilities	2012	2011	2010
Third Party Payors:
Medicare	19%	18%	18%
Medicaid	23%	25%	26%
Managed Care (HMO and PPOs)	40%	39%	46%
Other Sources	18%	18%	10%

Total	100%	100%	100%

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

In July, 2010, the Centers for Medicare and Medicaid Services (“CMS”) published its final IPPS 2011 payment rule which provided for a 2.6% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors and annual geographic wage index updates and the documenting and coding adjustments were considered, our overall decrease from the federal fiscal year 2011 rule was 1.1%. In addition, as outlined in the Sources of Revenues and Health Care Reform discussion below, CMS was also required by federal law to reduce the update factor by 0.25% in federal fiscal year 2011.

In August, 2011, CMS published its final IPPS 2012 payment rule which provided for a 3.0% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform productivity adjustments are considered, we estimate that our overall increase from the final federal fiscal year 2012 rule was approximately 0.6%. CMS also includes a 2.0% market basket reduction related to prior year documentation and coding adjustments as well as a 1.1% increase related to the correction of a prior year wage index budget neutrality adjustment. In addition, as outlined in the Sources of Revenues and Health Care Reform discussion below, CMS was also required by federal law to reduce the update factor by 0.10% in federal fiscal year 2012. The projected impact from this IPPS rule noted above reflects all of the adjustments described in this paragraph.

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

In September, 2007, the “TMA, Abstinence Education, and QI Programs Extension Act of 2007” legislation took effect and scaled back cuts in hospital reimbursement that CMS was set to impose. In federal fiscal years 2010 to 2012, the new law required CMS to make adjustments to the Medicare standardized amounts in these years to reflect the removal of actual aggregate payment increases or decreases for documentation and coding adjustments that occurred during federal fiscal years 2008 and 2009 as compared to the initial CMS estimates. In federal fiscal year 2010, CMS made its initial statutory mandated adjustment under this legislation and continued to do so in subsequent fiscal years to ensure the implementation of MS-DRGs was budget neutral among all affected hospitals.

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

In November 2010, CMS published its annual final Medicare Outpatient Prospective Payment System (“OPPS”) rule for 2011. The final market basket increase to the OPPS base rate is 2.46%. In addition, as outlined in the Sources of Revenues and Health Care Reform discussion below, CMS is also required by federal law to reduce the update factor by 0.25% in federal fiscal year 2011. When other statutorily required adjustments and hospital patient service mix are considered, the overall Medicare OPPS payment increase for 2011 was approximately 3.2%.

In November, 2011, CMS published its annual final Medicare OPPS rule for 2012. The market basket increase to the OPPS base rate is 3.0%. In addition, as outlined in the Sources of Revenues and Health Care Reform discussion below, CMS is also required by federal law to reduce the update factor by 0.1% in federal fiscal year 2012 and to reduce the annual update by a productivity adjustment which is 1.1%. In the final rule, CMS is also implementing a significant decrease in the 2012 Medicare rates for both hospital-based and community mental health center partial hospitalization programs. When other statutorily required adjustments, hospital patient service mix and the aforementioned partial hospitalization rates are considered, our overall Medicare OPPS payment decrease for 2012 was estimated to be approximately 0.7%. Excluding the behavioral health division partial hospitalization rate impact, our Medicare OPPS payment increase for 2012 was approximately 2.1%.

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

In August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. Included in this law are the imposition of annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Committee, which was responsible for developing recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented which, if triggered, would result in Medicare payment reductions of up to 2% per fiscal year (approximately $39 million reduction to our annual Medicare net revenues) with a uniform percentage reduction across all Medicare programs starting in 2013.

On January 2, 2013, the American Taxpayer Relief Act (“ATRA”) of 2012 was enacted and included provisions that resulted in the postponement of the aforementioned across-the-board 2% Medicare payment reductions until at least April, 2013. We cannot predict whether Congress will attempt to suspend or restructure the automatic Medicare budget cuts or what other deficit reduction initiatives may be proposed by Congress. The ATRA of 2012 also includes a requirement for CMS to recoup $11 billion from hospitals from Medicare IPPS rates during federal fiscal years 2014 to 2017. The recoupment relates to IPPS documentation and coding adjustments for the period 2008 to 2013 for which adjustments were not previously applied by CMS. The 2014 IPPS proposed rule is scheduled to be published by CMS in May, 2013 which will contain the proposed IPPS reduction percentage for FFY2014. In January, 2013, the Medicare Payment Advisory Commission (MedPAC) indicated that if CMS were to ratably recoup the ATRA of 2012 mandated documentation and coding recoupment from FFYs 2014 to 2017, a 2.4% reduction would be required in each of these federal fiscal years. If implemented in FFYs 2014 to 2017, a 2.4% IPPS reduction would reduce our expected Medicare payment IPPS payment update amount by approximately $18 million annually, commencing in October, 2013.

We entered into an agreement in April, 2012 with the United States Department of Health and Human Services, the Secretary of Health and Human Services, and CMS (referred to collectively as “HHS”) that resulted in an aggregate cash payment to us of approximately $36 million which was received during 2012. After reductions for estimated related expenses and the portion attributable to third-party non-controlling ownership interests, this settlement favorably impacted our 2012 pre-tax consolidated financial results by approximately $30 million (recording during the first quarter of 2012). This agreement was part of an industry-wide settlement with HHS related to litigation that was pending for several years contending that acute care hospitals in the U.S. were underpaid from the Medicare inpatient prospective payment system during a number of prior years. The underpayments resulted from calculations related to rural floor budget neutrality adjustments that were implemented in connection with the Balanced Budget Act of 1997.

During March, 2012, CMS issued new Supplemental Security Income (“SSI”) ratios utilized for calculating Medicare Disproportionate Share Hospital reimbursements (“Medicare DSH”) for federal fiscal years 2006 through 2009. As a result of these new SSI ratios, acute care hospitals are required to recalculate their Medicare DSH for the affected years and record adjustments for differences in estimated reimbursements. In addition, two of our acute care hospitals located in Florida were notified that the respective counties in which they operate were no longer funding the hospitals with certain reimbursements resulting from reductions in federal matching

Inter-Governmental Transfer funds. As a result of the unfavorable adjustments required from the revised SSI ratios, and the write-off of receivables from certain counties located in Florida, our 2012 pre-tax consolidated financial results were unfavorably impacted by an aggregate of approximately $8 million (recorded during the first quarter of 2012, net of the portion attributable to third-party non-controlling ownership interests).

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

We receive Medicaid revenues in excess of $90 million annually from each of Texas, Pennsylvania, Washington, D.C., Virginia, Illinois and Massachusetts, making us particularly sensitive to reductions in Medicaid and other state based revenue programs (which have been implemented in various forms with respect to our areas of operation in the respective 2013 state fiscal years) as well as regulatory, economic, environmental and competitive changes in those states. In the states in which we operate, based upon the state budgets for the 2012 fiscal year (which generally began at various times during the second half of 2011), we estimate that, on a blended basis, our aggregate Medicaid rates have been reduced by approximately 3% to 4% (or approximately $45 million to $55 million annually) from the average rates in effect during the states’ 2011 fiscal years (which generally ended during the third quarter of 2011). Our consolidated results of operations during 2012 and 2011 include the pro rata portion of these Medicaid rate reductions. Based upon the state budgets for the 2013 fiscal year (which generally began at various times during the second half of 2012), we estimate that, on a blended basis, our aggregate Medicaid rates will be reduced by approximately 1% (or approximately $15 million annually) from the average rates in effect during the states’ 2012 fiscal years (which generally ended during the third quarter of 2012). We can provide no assurance that further reductions to Medicaid revenues, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

Certain of our acute care hospitals located in various counties of Texas (Hidalgo, Maverick, Potter and Webb) participate in CMS-approved private Medicaid supplemental payment (“UPL”) programs. These hospitals also have affiliation agreements with third-party hospitals to provide free hospital and physician care to qualifying indigent residents of these counties. Our hospitals receive both UPL payments from the Medicaid program and indigent care payments from third-party, affiliated hospitals. The UPL payments are contingent on the county or hospital district making an Inter-Governmental Transfer (“IGT”) to the state Medicaid program while the indigent care payment is contingent on a transfer of funds from the applicable affiliated hospitals. We recorded net UPL and affiliated hospital indigent care revenues of $25 million during 2012, $31 million during 2011 and $38 million during 2010. If the applicable hospital district or county makes IGTs consistent with 2012 levels, and without giving effect to potential reductions resulting from the February, 2013 THHSC proposed rule, or the potential additional Medicaid UPL revenues related to an affiliation agreement with a government entity, both of which are discussed below, we believe we would be entitled to aggregate net revenues earned pursuant to these programs of approximately $25 million during the state fiscal year state 2013 which ends on September 30, 2013.

For state fiscal year 2013, Texas Medicaid will continue to operate under a CMS-approved Section 1115 five-year Medicaid waiver demonstration program. During the first five years of this program that started in state fiscal year 2012, the Texas Health and Human Services Commission (“THHSC”) transitioned away from UPL payments to new waiver incentive payment programs. During the first year of transition, which commenced on October 1, 2011, THHSC made payments to Medicaid UPL recipient providers that received payments during the state’s prior fiscal year. During transition years two through five, THHSC will make incentive payments under the program after certain qualifying criteria are met by hospitals. UPL payments are also subject to an aggregate statewide caps based on CMS approved Medicaid waiver amounts. In February, 2013, THHSC proposed a rule that indicates that any required statewide UPL payment reductions will be applied a pro rata basis to all UPL payment recipients. Although our future UPL payments in Texas may be adversely impacted by this proposed rule, we are unable to estimate the potential impact on us since the amount of the statewide pro rata UPL payment reduction, if any, has not yet been determined by THHSC. Beginning in 2013, we may be entitled to additional Medicaid UPL payments pursuant to an indigent care affiliation agreement entered into between a government entity and one of our acute care hospitals located in Texas. Consistent with other Medicaid UPL programs in Texas, these potential additional Medicaid UPL payments will be contingent on voluntary IGTs made by the government entity.

We incur health-care related taxes (“Provider Taxes”) imposed by states in the form of a licensing fee, assessment or other mandatory payment which are related to: (i) healthcare items or services; (ii) the provision of, or the authority to provide, the health care items of services, or; (iii) the payment for the health care items or services. Such Provider Taxes are subject to various federal regulations that limit the scope and amount of the taxes that can be levied by states in order to secure federal matching dollars as part of their respective state Medicaid programs. We derive a related Medicaid reimbursement benefit from assessed Provider Taxes in the form of Medicaid claims based payment increases and/or lump sum Medicaid supplemental payments. Including the impact of the Oklahoma, Indiana and Ohio programs that were initiated during 2012, as mentioned below, we earned an aggregate net benefit of approximately $57 million during 2012 (of which $12 million related to 2011) and $26 million during 2011 from Medicaid supplemental payments, after assessed Provider Taxes were considered. We estimate that our aggregate net benefit from Provider Tax programs will approximate $48 million during 2013. The aggregate net benefit is earned from multiple states and therefore no particular state’s portion is individually material to our consolidated financial statements. However, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our consolidated future results of operations.

In January, 2012, the state of Oklahoma was granted federal approval by the Centers for Medicare and Medicaid Services (“CMS”) for the Supplemental Hospital Offset Payment Program (“SHOPP”) which grants the Oklahoma Health Care Authority the authority to assess a 2.5% fee on certain Oklahoma hospitals and to make Medicaid supplemental payments to hospitals through December 31, 2014, retroactive to July 1, 2011. The state finalized the initial supplemental payment program amounts in March, 2012. Pursuant to the terms and conditions of the SHOPP program during the state’s fiscal years of 2012 and 2013, we estimate that we are entitled to annual net reimbursements of approximately $14 million, retroactive to July 1, 2011. Our 2012 pre-tax consolidated financial results were favorably impacted by approximately $21 million in connection with the SHOPP program covering the period of July 1, 2011 through December 31, 2012.

During the second quarter of 2012, new supplemental Medicaid programs were initiated in Indiana and Ohio in which we operate behavioral health care facilities. Our 2012 pre-tax consolidated financial results were favorably impacted by approximately $14 million recorded in connection with these programs which were retroactive to July, 2011.

In California, a Medicaid state plan amendment (“SPA”) was submitted to CMS by the state requesting and extension of a prior provider tax and related Medicaid supplemental payment program retroactive to July 1, 2011 through December 31, 2013. In June, 2012, CMS approved a portion of the SPA which did not have a material impact on our 2012 consolidated financial statements. Approval of the additional SPA component related to Medicaid managed care supplemental payments would have a favorable impact on our future results of operations.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The South Carolina and Texas DSH programs were renewed for each state’s 2013 DSH fiscal year (covering the period of October 1, 2012 through September 30, 2013). In February, 2013, the THHSC published a proposed rule that included amounts that are expected to be similar to the 2012 fiscal year program amounts, assuming the Texas DSH program is funded by the public hospitals for the state’s 2013 DSH fiscal year. In connection with these DSH programs, included in our financial results was an aggregate of $47 million during 2012, $45 million during 2011 and $54 million during 2010. Assuming that the Texas and South Carolina programs are renewed for each state’s 2014 fiscal years, at amounts similar to the 2013 fiscal year estimates, we estimate our aggregate reimbursements pursuant to these programs to be approximately $44 million during 2013. Failure to renew these DSH programs beyond their scheduled termination dates, failure of the public hospitals to provide the necessary IGTs for the states’ share of the DSH programs, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations.

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

During 2011, we began implementing EHR applications at certain of our acute care hospitals and will continue to do so, on a hospital-by-hospital basis, until completion which is scheduled to occur by the end of June, 2013. As of December 31, 2012, EHR applications have been implemented at fourteen of our acute care hospitals. Our acute care hospitals will be eligible for Medicare and Medicaid EHR incentive payments upon implementation of the EHR application, assuming they meet the “meaningful use” criteria. As of December 31, 2012, eleven hospitals met the “meaningful use” criteria.

Our 2012 consolidated results of operations includes a favorable pre-tax impact of approximately $3 million consisting of approximately $30 million of EHR incentive income (consisting of $18 million of Medicare incentive income and $12 million of Medicaid incentive income) less approximately $15 million of salaries, wages, benefits and other operating expenses, approximately $13 million of depreciation and amortization expense, plus approximately $1 million of net expense attributable to noncontrolling interests.

As of December 31, 2012, we received an aggregate of approximately $37 million of Medicare ($14 million) and Medicaid ($23 million) EHR incentive payments. These payments, which are/were reflected as deferred EHR incentive income on our consolidated balance sheet (included in other current liabilities), will be/were recorded as EHR incentive income in our consolidated statements of income in the applicable periods pursuant to our EHR incentive income accounting policies, as disclosed above. Upon meeting the “meaningful use” criteria, our hospitals may become entitled to additional Medicaid incentive payments in future periods.

We previously classified approximately $2 million of EHR incentive income as net revenues in our condensed consolidated statements of income for the three and six months ended June 30, 2012. That amount has been reclassified and is now included in the line item “EHR incentive income” in our condensed consolidated statements of income for the year ended December 31, 2012.

Federal regulations require that Medicare EHR incentive payments be computed based on the Medicare cost report that begins in the federal fiscal period in which a hospital meets the applicable “meaningful use” requirements. Since the annual Medicare cost report periods for each of our acute care hospitals ends on December 31st , we will recognize Medicare EHR incentive income for each hospital during the fourth quarter of the year in which the facility meets the “meaningful use” criteria and during the fourth quarter of each applicable subsequent year.

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

Medicaid Emergency Psychiatric Demonstration: The Affordable Care Act established the Medicaid Emergency Psychiatric Demonstration Project Act which created a three-year $75 million demonstration program to allow coverage for adults in freestanding psychiatric facilities. This proposal allows states to remove the Medicaid Institution for Mental Disease (IMD) exclusion for Medicaid patients between the ages of 21-64 who are receiving care in freestanding non-governmental psychiatric hospitals to stabilize their emergency psychiatric condition.

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

During 2012, we recorded $107 million in Medicare DSH payments from the Medicare traditional fee for service (“FFS”) program. We expect that CMS will publish a proposed rule during the second quarter of 2013 that implements the above-mentioned reduction to Medicare DSH payments pursuant to the Affordable Care Act. Although we are not yet able to quantify the ultimate impact of these reductions on our future results of operations, based on our preliminary internal projections, we estimate that this provision could reduce our annual Medicare FFS DSH payments by 40% to 50% starting October 1, 2013.

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

Value-Based Purchasing:

There is a trend in the healthcare industry toward value-based purchasing of healthcare services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. Governmental programs including Medicare and Medicaid currently require hospitals to report certain quality data to receive full reimbursement updates. In addition, Medicare does not reimburse for care related to certain preventable adverse events. Many large commercial payers currently require hospitals to report quality data, and several commercial payers do not reimburse hospitals for certain preventable adverse events.

The Affordable Care Act contains a number of provisions intended to promote value-based purchasing. The Affordable Care Act prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat hospital acquired conditions (“HAC”). Beginning in FFY 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. Hospitals with excessive readmissions for conditions designated by HHS will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard.

The Affordable Care Act also required HHS to implement a value-based purchasing program for inpatient hospital services which became effective on October 1, 2012. The Affordable Care Act requires HHS to reduce inpatient hospital payments for all discharges by a percentage beginning at 1% in FFY 2013 and increasing by 0.25% each fiscal year up to 2% in FFY 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions.

Accountable Care Organizations:

The Affordable Care Act requires HHS to establish a Medicare Shared Savings Program that promotes accountability and coordination of care through the creation of accountable care organizations (“ACOs”). The ACO program allows providers (including hospitals), physicians and other designated professionals and suppliers to voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS will be eligible to share in a portion of the amounts saved by the Medicare program.

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

Other Operating Results

Combined revenues from our surgical hospitals, ambulatory surgery centers and radiation oncology centers were $16 million during 2012, $15 million during 2011 and $17 million during 2010. Combined income/(loss)

before income taxes earned in connection with the revenues mentioned above was ($2 million) during 2012, $2 million during 2011 and $5 million during 2010.

Interest Expense

Below is a schedule of our interest expense during 2012, 2011 and 2010 (amounts in thousands):

	2012	2011	2010
Revolving credit & demand notes	$5,766	$6,675	$3,813
$200 million, 6.75% Senior Notes due 2011 (a.)	—	11,822	13,510
$400 million, 7.125% Senior Notes due 2016	28,496	28,496	28,496
$250 million, 7.00% Senior Notes due 2018	17,500	17,500	4,472
Term loan facility A (c.)	22,298	27,176	4,939
Term loan facility B (c.)	48,208	64,588	11,548
Term loan facility A2 (c.)	5,204	—	—
Accounts receivable securitization program	2,662	2,728	864

Subtotal-revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	130,134	158,985	67,642
Interest rate swap expense, net	20,628	8,255	5,956
Amortization of financing fees	27,107	28,255	3,729
Other combined interest expense	6,800	5,908	4,512
$590 million, 7.75% Notes from PSI (b.)	—	—	3,810
Capitalized interest on major projects	(5,666)	(447)	(7,641)
Interest income	(85)	(164)	(391)

Interest expense, net	$178,918	$200,792	$77,617

(a.)	The $200 million, 6.75% Senior Notes matured on November 15, 2011 and were repaid utilizing funds borrowed under our revolving credit facility.
(b.)	Pursuant to the terms of these notes, which were assumed by us in connection with the acquisition of PSI, notice of redemption was provided by us as of the acquisition date and the indenture was satisfied and discharged and these notes were subsequently redeemed on December 15, 2010 utilizing borrowed funds which were held in escrow from November 15, 2010 to the date of redemption.
(c.)	In September, 2012, we entered into a Second Amendment to our credit agreement, dated as of November 15, 2010, as amended on March 15, 2011. The Second Amendment provides for a new $900 million Term Loan-A (“Term Loan A2”) with a final maturity date of August 15, 2016 and extends the maturity date on the majority of the existing revolving credit facility and Term Loan-A by nine months to mature on August 15, 2016. The Second Amendment also provides for increased flexibility for refinancing and certain other modifications but substantially all other terms of the Credit Agreement as previously amended, including interest rates, remain unchanged. We used $700 million of the proceeds from the new Term Loan A2 to extinguish a portion of our higher priced, existing Term Loan-B facility. The remainder of the new Term Loan A2 was used to pay transaction related fees and expenses and to repay other floating rate debt.

Interest expense decreased $22 million during 2012 to $179 million as compared to $201 million during 2011. The decreased interest expense during 2012 was due primarily to: (i) a $29 million decrease in interest expense due primarily to a decrease in our average effective borrowing rate (due in part to the repayment of the $200 million, 6.75% Senior Notes in November, 2011, utilizing borrowings pursuant to our revolving credit agreement which are borrowed at a lower interest rate and, as mentioned above in (a.)), the extinguishment (during the third quarter of 2012) of $700 million of borrowings pursuant to our Term Loan B with proceeds from the new Term Loan A2 which are borrowed at a lower interest rate; (ii) a $5 million decrease in interest expense due to an increase in interest being capitalized on major construction projects, partially offset by; (iii) a $12 million increase in interest expense due to an increase in our net interest rate swap expense.

The aggregate average outstanding borrowings under our credit agreement (consisting of the revolving credit, Term Loan A, Term Loan B and Term Loan A2 facilities), demand notes and accounts receivable securitization program were $2.9 billion during each of 2012 and 2011. The average effective interest rate on these facilities, including amortization of deferred financing costs and original issue discounts and designated interest rate swap expense was 4.5% during 2012 and 4.6% during 2011. The average effective interest rate on these facilities, excluding the amortization of deferred financing costs and original issue discounts and designated interest rate swap expense was 2.9% during 2012 and 3.4% during 2011.

Interest expense increased $123 million during 2011 to $201 million as compared to $78 million during 2010. This increase was due primarily to: (i) the increased average outstanding borrowings resulting from the borrowed funds utilized to finance our purchase of PSI in November, 2010; (ii) the increased interest expense incurred during 2011 on the $250 million, 7.00% senior notes issued in September, 2010, and; (iii) the increased expense resulting from the amortization of deferred financing costs incurred on the various debt facilities utilized to finance the purchase of PSI.

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

Transaction Costs

During 2012, we incurred approximately $6 million of transaction costs in connection with our acquisition of 9 behavioral health facilities acquired from Ascend Health Corporation in October, 2012. These costs consisted primarily of legal, investment banking and consulting fees.

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

Provision for Income Taxes and Effective Tax Rates

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for each of the years ended December 31, 2012, 2011 and 2010 (dollar amounts in thousands):

	2012	2011	2010
Provision for income taxes	$274,616	$247,466	$152,302
Income before income taxes	763,663	696,336	428,097

Effective tax rate	36.0%	35.5%	35.6%

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

The effective tax rates, as calculated by dividing the provision for income taxes by the difference in income before income taxes, minus net income attributable to noncontrolling interests, were as follows for each of the years ended December 31, 2012, 2011 and 2010 (dollar amounts in thousands):

	2012	2011	2010
Provision for income taxes	$274,616	$247,466	$152,302
Income before income taxes	763,663	696,336	428,097
Less: Net income attributable to noncontrolling interests	(45,601)	(50,703)	(45,612)

Income before income taxes and after net income attributable to noncontrolling interests	718,062	645,633	382,485

Effective tax rate	38.2%	38.3%	39.8%

The impact of the discrete tax items did not have a material impact on our provision for income taxes during 2012 or 2011.

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

Discontinued Operations

In October of 2012, we completed the divestiture of Auburn Regional Medical Center (“Auburn”), a 159-bed acute care hospital located in Auburn, Washington, for total cash proceeds of approximately $93 million. This divestiture resulted in a pre-tax gain of $26 million which was included in our 2012 consolidated financial statements.

In connection with the receipt of antitrust clearance from the Federal Trade Commission (“FTC”) in connection with our acquisition of Ascend Health Corporation in October of 2012, we agreed to certain conditions, including the divestiture, within approximately six months, of Peak Behavioral Health Services (“Peak”), a 104-bed behavioral health care facility located in Santa Teresa, New Mexico. The revenues of Peak were approximately $18 million and $14 million during 2012 and 2011, respectively.

In connection with the receipt of antitrust clearance from the FTC in connection with our acquisition of PSI in November, 2010, we agreed to divest three former PSI facilities as well as one of our legacy behavioral health facilities in Puerto Rico. Pursuant to the terms of our agreement with the FTC, we divested:

•	in July, 2011, the MeadowWood Behavioral Health System, a 58-bed facility located in New Castle, Delaware;

•	in December, 2011, the Montevista Hospital (101-bed) and Red Rock Hospital (21-bed), both of which are located in Las Vegas, Nevada, and;

•	in January, 2012, the Hospital San Juan Capestrano, a 108-bed facility located in Rio Piedras, Puerto Rico.

The operating results for Auburn, Peak and the three former PSI facilities located in Delaware and Nevada are reflected as discontinued operations during our period of ownership during each of the years presented herein. Since the aggregate income from discontinued operations before income tax expense for these facilities is not material to our consolidated financial statements, it is included as a reduction to other operating expenses. As reflected on the table below, the aggregate pre-tax net gain on the divestiture of Auburn, which was recorded during 2012, was approximately $26 million. The aggregate pre-tax net gain on the divestiture of San Juan Capestrano in January, 2012 did not have a material impact on our consolidated results of operations during 2012. Assets and liabilities for Peak are reflected as “held for sale” on our Consolidated Balance Sheet as of December 31, 2012, and the assets and liabilities for the Hospital San Juan Capestrano were reflected as “held for sale” on our Consolidated Balance Sheet as of December 31, 2011.

The following table shows the results of operations for Auburn and Peak and the former PSI facilities located in Delaware and Nevada, on a combined basis, which were reflected as discontinued operations during our period of ownership for each of the years presented herein (amounts in thousands):

	Year Ended December 31,
	2012	2011	2010
Net revenues	$95,226	$159,218	$126,218
Income from discontinued operations	(3,472)	10,422	12,109
Gain on divestiture	26,419	442	0

Income from discontinued operations, before income tax expense	22,947	10,864	12,109
Income tax expense	(8,688)	(4,113)	(4,483)

Income from discontinued operations, net of income tax expense	$14,259	$6,751	$7,626

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

Liquidity

Year ended December 31, 2012 as compared to December 31, 2011:

Net cash provided by operating activities

Net cash provided by operating activities was $815 million during 2012 and $718 million during 2011. The net increase of $97 million was primarily attributable to the following:

•

a favorable change of $60 million due to an increase in net income plus/minus depreciation and amortization expense, stock-based compensation expense, write-off of deferred charges related to extinguished debt and gains/losses on sales of assets and businesses;

•	a $75 million unfavorable change in accrued and deferred income taxes due primarily to the 2011 income tax payments being favorably impacted/reduced by an income tax overpayment relating to 2010;

•	a $64 million favorable change in accounts receivable;

•	a $57 million favorable change in other working capital accounts due primarily to the timing of accounts payable and accrued compensation payments;

•

a $13 million unfavorable change accrued insurance expense, net of payments made in settlement of self-insurance claims, due primarily to the above-mentioned reductions to our professional and general liability self-insurance reserves recorded during 2012 and 2011 ($27 million recorded during 2012 as compared to $11 million recorded during 2011), and;

•	$4 million of other combined net favorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the year. The result is divided into the accounts receivable balance the end of the year. Our DSO were 56 days at December 31, 2012, 51 days at December 31, 2011 and 47 days at December 31, 2010.

Contributing to the increase in our DSO as of December 31, 2012, as compared to December 31, 2011, was an increase in receivables from the state of Illinois. As of December 31, 2012, our accounts receivable includes $70 million due from Illinois ($54 million as of December 31, 2011), the collection of which has been delayed due to budgetary and funding pressures experienced by the state. Although as of December 31, 2012 approximately $51 million of the receivables due from Illinois have been outstanding in excess of 60 days ($41 million as of December 31, 2011), and a large portion will likely remain outstanding for the foreseeable future, we expect to eventually collect all amounts due to us and therefore no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due from Illinois would have an adverse impact on our future consolidated results of operations and cash flows. Excluding the $51 million and $41 million of receivables from Illinois that have been outstanding in excess of 60 days as of December 31, 2012 and December 31, 2011, respectively, our DSO were 54 days and 49 days at December 31, 2012 and 2011, respectively.

Net cash used in investing activities

Net cash used in investing activities was $790 million during 2012 as compared to $286 million during 2011.

2012:

The $790 million of net cash used in investing activities during 2012 consisted of $363 million spent on capital expenditures, $528 million spent on acquisitions, $149 million received from the sale of assets and businesses, $54 million spent in connection with the purchase and implementation of an electronic health records application (“EHR”), and $6 million received from a deposit returned to us in connection with the termination of an agreement to purchase an acute care hospital located in Texas. Please see Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Medicare for additional disclosure related to the EHR application.

2012 Capital Expenditures:

During 2012, we spent $363 million to finance capital expenditures, including the following:

•	construction costs related to multiple expansion and renovation projects at various existing acute care hospitals and behavioral health facilities;

•

construction costs related to the newly constructed Temecula Valley Hospital, a 140-bed acute care hospital located in Temecula, California which is scheduled to be completed and opened in late-2013, and;

•	capital expenditures for equipment at various existing facilities.

2012 Acquisitions of Assets and Businesses:

During 2012, we spent $528 million to acquire the following assets and businesses:

•	spent $503 million to acquire 9 behavioral health care facilities from Ascend Health Corporation in October, 2012, and;

•	spent $25 million in connection with the acquisition of physician practices and various real property.

2012 Divestiture of Assets and Businesses:

During 2012, we received $149 million from the divestiture of assets and businesses, including the following:

•	received $93 million for the sale of Auburn Regional Medical Center, a 159-bed acute care hospital located in Auburn, Washington (sold in October);

•

received $50 million for the sale of the Hospital San Juan Capestrano, a 108-bed acute care hospital located in Rio Piedras, Puerto Rico (sold in January pursuant to our above-mentioned agreement with the FTC in connection with our acquisition of PSI in November, 2010), and;

•

received an aggregate of $6 million for the sale of the real property of two non-operating behavioral health facilities and our majority ownership interest in an outpatient surgery center located in Puerto Rico.

2011:

The $286 million of net cash used in investing activities during 2011 consisted of $286 million spent on capital expenditures, $29 million spent on acquisitions, $68 million received from the sale of assets and businesses and $38 million spent in connection with the purchase and implementation of EHR applications.

2011 Capital Expenditures:

During 2011, we spent $286 million to finance capital expenditures, including the following:

•	construction costs related to multiple projects at various existing acute care hospitals and behavioral health facilities including capacity expansion;

•	construction costs related to the newly constructed Temecula Valley Hospital, and;

•	capital expenditures for equipment at various existing facilities.

2011 Acquisitions of Assets and Businesses:

•

we spent $29 million during 2011, excluding the assumption of $17 million of third-party debt, to: (i) acquire the real property of administrative/office buildings located in Pennsylvania, Tennessee and Washington, D.C.; (ii) fund a deposit related to a potential acute care hospital acquisition which was returned in 2012 upon cancellation of the agreement, and; (iii) purchase a cardiology practice in Texas.

2011 Divestiture of Assets and Businesses:

During 2011, we received $68 million from the divestiture of assets and businesses, including the following:

•

the divestitures of three behavioral health facilities located in Delaware and Nevada (MeadowWood Behavioral Health System, Montevista Hospital and Red Rock Hospital) which were divested pursuant to our above-mentioned agreement with the FTC in connection with our acquisition of PSI, and;

•	the sale of the real property of a closed acute care hospital and our ownership interest in a radiation oncology center joint-venture.

Net cash used in/provided by financing activities

Net cash used in financing activities was $43 million during 2012 and $421 million during 2011.

2012:

The $43 million of net cash used in financing activities consisted of the following:

•

spent $850 million on net repayments of debt due to repayments pursuant to our Term Loan A ($36 million), Term Loan B ($713 million), revolving credit ($91 million), Term Loan A2 ($6 million) and other debt facilities ($4 million);

•

generated $914 million of proceeds from $900 million of borrowings pursuant to our new Term Loan A2 facility, as discussed below, $9 million of borrowings pursuant to our accounts receivable securitization program and $5 million of borrowings pursuant to a short-term, on-demand facility;

•	spent $27 million to pay profit distributions related to noncontrolling interests in majority owned businesses;

•	spent $19 million to repurchase shares of our Class B Common Stock (in connection with income tax withholdings related to employee stock-based incentive compensation programs);

•	spent $58 million to pay quarterly cash dividends of $.05 per share and a special dividend of $.40 per share in December, 2012;

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

Our net accounts receivable balance as of December 31, 2011 increased approximately $135 million over the balance as of December 31, 2010 (excluding the impact of acquisitions and divestitures). The increase was due primarily to: (i) increased revenues experienced by both our acute care and behavioral health care facilities during 2011 as a result of increases in adjusted patient days (adjusted for outpatient activity) and revenue per adjusted day, and; (ii) an increase in other receivables including state-based revenue program receivables in certain states, most particularly Illinois, which, as discussed above, had $54 million of receivables outstanding as of December 31, 2011 resulting from state budgetary and funding pressures.

Net cash used in investing activities

Net cash used in investing activities was $286 million during 2011 as compared to $2.19 billion during 2010. The factors contributing to the $286 million of net cash used in investing activities during 2011 are detailed above.

2010:

The $2.19 billion of net cash used in investing activities during 2010 consisted of $1.96 billion spent on the acquisition of PSI in November, 2010, $239 million spent on capital expenditures, $21 million received from the sale of assets and businesses and $18 million spent in connection with the purchase and implementation of EHR applications.

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

Net cash used in/provided by financing activities

Net cash used in financing activities was $421 million during 2011 as compared to $1.71 billion of net cash provided by financing activities during 2010. The factors contributing to the $421 million of net cash used in financing activities during 2011 are detailed above.

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

2013 Expected Capital Expenditures:

During 2013, we expect to spend approximately $360 million to $385 million on capital expenditures which includes expenditures for capital equipment, renovations, new projects at existing hospitals and construction of new facilities. Approximately $145 million of our 2013 expected capital expenditures relates to completion of projects that are in progress as of December 31, 2012. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

On September 21, 2012, we entered into a second amendment (“Second Amendment”) to our credit agreement, dated as of November 15, 2010, as amended on March 15, 2011, with several banks and other financial institutions (“Credit Agreement”). The Second Amendment, provides for a new $900 million Term Loan-A (“Term Loan A2”) at the same interest rates as our existing Term Loan A and a final maturity date of August 15, 2016. The Second Amendment also provides for the extension of the maturity date on approximately $777 million of our existing $800 million revolving credit facility, and $943 million of our existing Term Loan-A facility, by nine months to mature on August 15, 2016. Approximately $23 million of our revolving credit facility commitment and $45 million of our existing Term Loan-A was not extended and is scheduled to mature on November 15, 2015. The Second Amendment also provides for increased flexibility for refinancing and certain other modifications but substantially all other terms of the Credit Agreement, dated as of November 15, 2010 and as previously amended in March, 2011, including interest rates, remain unchanged.

On September 21, 2012, we used $700 million of the proceeds from the new Term Loan-A2 facility to extinguish a portion of our higher priced, Term Loan-B facility. Current pricing under the new Term Loan-A2 facility is 1% lower than the Term Loan-B facility and does not include a LIBOR Floor whereas the Term Loan-B facility has a 1% LIBOR Floor. During the third quarter of 2012, in connection with the extinguishment of a portion of our Term Loan-B facility, we recorded a pre-tax charge of $29 million to write-off the related portion of the Term Loan-B deferred financing costs.

The Credit Agreement, as amended on September 21, 2012, is a senior secured facility which provides for an initial aggregate commitment amount of $3.43 billion, comprised of an $800 million revolving credit facility, a $988 million Term Loan-A facility, a $746 million Term Loan-B facility and a $900 million Term Loan-A2 facility. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by substantially all of the assets of the Company and our material subsidiaries and guaranteed by our material subsidiaries.

Borrowings under the Credit Agreement bear interest at either (1) the ABR rate which is defined as the rate per annum equal to, at our election: the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month Eurodollar rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit, Term Loan-A and Term Loan- A2 borrowings and 1.75% to 2.00% for Term Loan B borrowings or (2) the one, two, three or six month Eurodollar rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit, Term Loan-A and Term Loan- A2 borrowings and ranging from 2.75% to 3.00% for Term Loan-B borrowings. The current applicable margins are 0.75% for ABR-based loans, 1.75% for Eurodollar-based loans under the revolving credit, Term Loan-A and Term Loan-A2 facilities and 2.75% under the Term Loan-B facility. The minimum Eurodollar rate for the Term Loan-B facility is 1.00% (“LIBOR Floor”).

As of December 31, 2012, we had $574 million of available borrowing capacity pursuant to the terms of our $800 million revolving credit facility, net of $164 million of outstanding borrowings (including borrowings outstanding pursuant to a short-term, on-demand credit facility) and $62 million of outstanding letters of credit. As of December 31, 2012, we had $14 million of outstanding borrowings under a short-term, on-demand credit facility. Outstanding borrowings pursuant to this facility are classified as long-term on our Consolidated Balance Sheet since we have the intent and ability to refinance through available borrowings under the terms of our Credit Agreement.

Quarterly installment payments (“Installment Payments”) are due on the Term Loan-A and Term Loan-A2 facilities which are equal to approximately $72 million in 2013, $72 million in 2014, $77 million in 2015 and $46 million in 2016. No Installment Payments are due on the Term Loan-B facility. During 2012, we made scheduled principal payments of $13 million on the Term Loan B facility and $42 million on the Term Loan-A and Term Loan A2 facilities. In 2011, we made scheduled principal payments of $16 million on the Term Loan-B facility and $26 million on the Term Loan-A facility. The Installment Payments due in 2013 on the Term Loan-A and Term Loan-A2 facilities are classified as long-term on our Consolidated Balance Sheet since we expect to have the borrowing capacity and would intend to refinance through available borrowings under the terms of our Credit Agreement.

Our accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks was amended in October, 2010. We increased the size of the Securitization from $200 million to $240 million (the “Commitments”), and extended the maturity date to October 25, 2013. In May, 2012, we further increased the size of the securitization by $35 million to $275 million. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of 0.475% and there is a facility fee of 0.375% required on 102% on the Commitments. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization; the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At December 31, 2012, we had $249 million of outstanding borrowings and $26 million of additional capacity pursuant to the terms of our accounts receivable securitization program. In the event we do not either enter into a new financing agreement, or an agreement to extend the scheduled maturity date of the Securitization, we expect to have the borrowing capacity and would intend to refinance the Securitization upon its scheduled maturity utilizing borrowings under our Credit Agreement. Therefore, outstanding borrowings as of December 31, 2012 under the Securitization are classified as long-term on our Consolidated Balance Sheet.

Our $250 million, 7.00% senior unsecured notes (the “Unsecured Notes”) are scheduled to mature on October 1, 2018. The Unsecured Notes were issued on September 29, 2010 and registered in April, 2011. Interest on the Unsecured Note is payable semiannually in arrears on April 1st and October 1st of each year. The Unsecured Notes can be redeemed in whole at anytime subject to a make-whole call at treasury rate plus 50 basis points prior to October 1, 2014. They are also redeemable in whole or in part at a price of: (i) 103.5% on or after October 1, 2014; (ii) 101.75% on or after October 1, 2015, and; (iii) 100% on or after October 1, 2016. These Unsecured Notes are guaranteed by a group of subsidiaries (each of which is a 100% directly owned subsidiary of Universal Health Services, Inc.) which fully and unconditionally guarantee the Unsecured Notes on a joint and several basis, subject to certain customary automatic release provisions.

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

In connection with the entering into of the Credit Agreement on November 15, 2010, and in accordance with the Indenture dated January 20, 2000 governing the rights of our existing notes, we entered into a supplemental indenture pursuant to which our 7.125% Notes (due in 2016) and our 6.75% Notes (which matured and were paid in full in November, 2011) were equally and ratably secured with the lenders under the Credit Agreement with respect to the collateral for so long as the lenders under the Credit Agreement are so secured.

The average amounts outstanding during 2012, 2011 and 2010 under the current and prior Credit Agreements, demand notes and accounts receivable securitization programs were $2.9 billion, $2.9 billion and $610 million, respectively, with corresponding interest rates of 2.9%, 3.4% and 3.4% including commitment and facility fees. The maximum amounts outstanding at any month-end were $3.06 billion in 2012, $3.03 billion in 2011 and $3.11 billion in 2010. The effective interest rate on our current and prior Credit Agreements, accounts receivable securitization programs, and demand notes, which includes the respective interest expense, commitment and facility fees, designated interest rate swaps expense and amortization of deferred financing costs and original issue discounts, was 4.5% in 2012, 4.6% in 2011 and 5.0% in 2010.

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates and dividends; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of December 31, 2012.

The carrying values of our debt at December 31, 2012 and 2011 are reflected above. The fair values of our debt at December 31, 2012 and 2011 were $3.8 billion and $3.7 billion, respectively. The fair value of our debt was computed based upon quotes received from financial institutions.

Our total debt as a percentage of total capitalization was 58% at December 31, 2012 and 61% at December 31, 2011.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2012 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of December 31, 2012 totaled $80 million consisting of: (i) $66 million related to our self-insurance programs, and; (ii) $14 million of other debt and public utility guarantees.

Obligations under operating leases for real property, real property master leases and equipment amount to $317 million as of December 31, 2012. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income. We sublease space in these buildings and any amounts received from these subleases are offset against the expense. In addition, we lease four hospital facilities from the Trust with terms expiring in 2014 and 2016. These leases contain up to three 5-year renewal options. We also lease the real property of certain facilities acquired by us in connection with the acquisition of PSI in November, 2010 and Ascend Health Corporation in October, 2012.

The following represents the scheduled maturities of our contractual obligations as of December 31, 2012:

	Payments Due by Period (dollars in thousands)
		Less than	2-3	4-5	After
	Total	1 year	years	years	5 years
Long-term debt obligations (a)	$3,730,020	$2,589	$70,600	$3,384,055	$272,776
Estimated future interest payments on debt outstanding as of December 31, 2012 (b)	551,900	148,538	259,373	102,184	41,806
Purchase and other obligations (c)	290,135	63,855	89,680	88,800	47,800
Operating leases (d)	314,687	58,638	94,469	58,858	102,722
Estimated future payments for defined benefit pension plan, and other retirement plan (e)	225,414	8,696	13,321	14,430	188,967

Total contractual cash obligations	$5,112,156	$282,316	$527,443	$3,648,327	$654,071

(a)	Reflects borrowings outstanding as of December 31, 2012 as discussed in Note 4 to the Consolidated Financial Statements.
(b)	Assumes that all debt outstanding as of December 31, 2012, including borrowings under our Credit Agreement, demand note and accounts receivable securitization program, remain outstanding until the final maturity of the debt agreements at the same interest rates (some of which are floating) which were in effect as of December 31, 2012. We have the right to repay borrowings upon short notice and without penalty, pursuant to the terms of the Credit Agreement, demand note and accounts receivable securitization program. Also includes the impact of various interest rate swap and cap agreements in effect as of December 31, 2012, as calculated to maturity dates utilizing the applicable floating interest rates in effect as of December 31, 2012.
(c)	Consists of: (i) $106 million related to long-term contracts with third-parties consisting primarily of certain revenue cycle data processing services for our acute care facilities; (ii) $181 million related to the future expected costs to be paid to a third-party vendor in connection with the purchase, implementation and on-going operation of an electronic health records application (“EHR”) for each of our acute care facilities (excludes expected internal costs to be incurred, please see Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Medicare for additional disclosure), and; (iii) a $3 million liability for physician commitments expected to be paid in the future.

(d)	Reflects our future minimum operating lease payment obligations related to our operating lease agreements outstanding as of December 31, 2012 as discussed in Note 7 to the Consolidated Financial Statements. Some of the lease agreements provide us with the option to renew the lease and our future lease obligations would change if we exercised these renewal options.
(e)	Consists of $208 million of estimated future payments related to our non-contributory, defined benefit pension plan (estimated through 2087), as disclosed in Note 8 to the Consolidated Financial Statements, and $17 million of estimated future payments related to another retirement plan liability. Included in our other non-current liabilities as of December 31, 2012 was a $10 million liability recorded in connection with the non-contributory, defined benefit pension plan and a $13 million liability recorded in connection with the other retirement plan.

As of December 31, 2012, the total accrual for our professional and general liability claims was $279 million, of which $48 million is included in other current liabilities and $231 million is included in other non-current liabilities. We exclude the $279 million for professional and general liability claims from the contractual obligations table because there are no significant contractual obligations associated with these liabilities and because of the uncertainty of the dollar amounts to be ultimately paid as well as the timing of such payments. Please see Self-Insured Risks above for additional disclosure related to our professional and general liability claims and reserves.

In connection with five acute care facilities located in Las Vegas, Nevada, the minority ownership interests of which are reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owners have certain “put rights”, that are currently exercisable, that if exercised, require us to purchase the minority member’s interests at fair market value. The put rights are exercisable upon the occurrence of: (i) certain specified financial conditions falling below established thresholds; (ii) breach of the management contract by the managing member (a subsidiary of ours), or; (iii) if the minority member’s ownership percentage is reduced to less than certain thresholds. In connection with a behavioral health care facility located in Philadelphia, Pennsylvania and acquired by us as part of the PSI acquisition, the minority ownership interest of which is also reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owner has a “put option” to put its entire ownership interest to us at any time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value. As of December 31, 2012, we believe the fair market value of the minority ownership interests in these facilities, pursuant to the terms of the put options, approximates the $234 million aggregate book value of the redeemable noncontrolling interests. We exclude the approximate amount that we may be required to pay to repurchase these minority ownership interests from the contractual obligations table because of the uncertainty as to: (i) whether or not the put rights will actually be exercised; (ii) the dollar amounts that would be paid if the put rights were exercised, and; (iii) the timing of such payments.

Additionally, the table above does not include $7 million of the total unrecognized tax benefits for uncertain tax positions as of December 31, 2012. Due to the high degree of uncertainty regarding the timing of potential cash flows, we cannot reasonably estimate the settlement periods for which the amounts may be utilized.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during 2012 and 2011 and determined the hedges to be highly effective. We also determined that any portion of the hedges deemed to be ineffective was de minimis and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. However, at December 31, 2012, each swap agreement entered into by us was in a net liability position which would require us to make the net settlement payments to the counterparties. We do not anticipate nonperformance by our counterparties. We do not hold or issue derivative financial instruments for trading purposes.

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

During the fourth quarter of 2007, we entered into two interest rate swaps whereby we pay a fixed rate on a total notional principal amount of $150 million and receive three-month LIBOR. Each of the two interest rate swaps had an initial notional principal amount of $75 million. The notional amount of the first interest rate swap reduced to $50 million in October, 2010.The fixed rate payable was 4.76% and it matured in October, 2012. The fixed rate payable on the second interest rate swap was 4.87% and it matured in October, 2011.

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based primarily on quotes from banks. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. The fair value of our interest rate swaps was a liability of $41 million at December 31, 2012, substantially all of which is included in other noncurrent liabilities on the accompanying balance sheet. At December 31, 2011, the fair value of our interest rate swaps was a liability of $48 million, of which $4 million is included in other current liabilities and $44 million is included in other noncurrent liabilities on the accompanying balance sheet.

The table below presents information about our long-term financial instruments that are sensitive to changes in interest rates as of December 31, 2012. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by contractual maturity dates.

Maturity Date, Fiscal Year Ending December 31

(Dollars in thousands)

	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt:
Fixed rate:
Debt	$1,974	$1,720	$17,404	$401,188	$1,262	$272,776	$696,324
Average interest rates	7.0%	7.0%	7.0%	7.0%	6.9%	6.9%	7.0%
Variable rate:
Debt	$615	$292	$51,184	$2,981,605			$3,033,696
Average interest rates	2.3%	2.3%	3.3%	2.3%			2.3%
Interest rate swaps:
Notional amount	$25,000	$100,000	$825,000				$950,000
Average interest rates	2.0%	2.5%	2.3%				2.3%
Interest rate caps:
Notional amount	$400,000						$400,000
Average interest rates	7.00%						7.00%

As calculated based upon our variable rate debt outstanding as of December 31, 2012 that is subject to interest rate fluctuations, each 1% change in interest rates would impact our pre-tax income by approximately $21 million.

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

As of December 31, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934, as amended, and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In October, 2012, we completed the acquisition of Ascend Health Corporation. We are in the process of transferring all accounting for the new acquisition to our headquarters and into our existing internal control procedures. The integration may lead to changes in these controls in future periods but we do not expect these changes to materially affect our internal control over financial reporting.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2012, based on criteria in Internal Control—Integrated Framework, issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in its report which appears herein.

ITEM 9B	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012. See also “Executive Officers of the Registrant” appearing in Item 1 hereof.

ITEM 11.	Executive Compensation

There is hereby incorporated by reference the information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012.

ITEM 14.	Principal Accountant Fees and Services.

There is hereby incorporated by reference the information to appear under the caption “Relationship with Independent Auditors” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012.

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

2.2 Agreement and Plan of Merger dated as of June 3, 2012, by and among Universal Health Services, Inc., Lola Transaction Corporation, Ascend Health Corporation and Stockholders’ Representatives, previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated June 6, 2012, is incorporated herein by reference.

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

10.3 Agreement, dated December 6, 2012, to renew Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

10.7 Asset Purchase Agreement dated as of February 6, 1996, among Amarillo Hospital District, UHS of Amarillo, Inc. and Universal Health Services, Inc., previously filed as Exhibit 10.28 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

10.8 Agreement of Limited Partnership of District Hospital Partners, L.P. (a District of Columbia limited partnership) by and among UHS of D.C., Inc. and The George Washington University, previously filed as

Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarters ended March 30, 1997, and June 30, 1997, is incorporated herein by reference.

10.9 Contribution Agreement between The George Washington University (a congressionally chartered institution in the District of Columbia) and District Hospital Partners, L.P. (a District of Columbia limited partnership), previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

10.10 Valley/Desert Contribution Agreement dated January 30, 1998, by and among Valley Hospital Medical Center, Inc. and NC-DSH, Inc. previously filed as Exhibit 10.30 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10.11 Summerlin Contribution Agreement dated January 30, 1998, by and among Summerlin Hospital Medical Center, L.P. and NC-DSH, Inc., previously filed as Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10.12* Amended and Restated Universal Health Services, Inc. Supplemental Deferred Compensation Plan dated as of January 1, 2002, previously filed as Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.13* Second Amended and Restated 2001 Employees’ Restricted Stock Purchase Plan, previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 22, 2008, is incorporated herein by reference.

10.14* Universal Health Services, Inc. Employee Stock Purchase Plan, previously filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-122188), dated January 21, 2005 is incorporated herein by reference.

10.15* Universal Health Services, Inc. Second Amended and Restated 2005 Stock Incentive Plan, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2011, is incorporated herein by reference.

10.16* Form of Stock Option Agreement, previously filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K, dated June 8, 2005, is incorporated herein by reference.

10.17* Form of Stock Option Agreement for Non-Employee Directors, previously filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated October 3, 2005, is incorporated herein by reference.

10.18 Amendment No. 1 to the Master Lease Document, between certain subsidiaries of Universal Health Services, Inc. and Universal Health Realty Income Trust, dated April 24, 2006, previously filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.

10.19* Universal Health Services, Inc. 2010 Employees’ Restricted Stock Purchase Plan, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 20, 2010, is incorporated herein by reference.

10.20* Universal Health Services, Inc. 2010 Executive Incentive Plan, previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 20, 2010, is incorporated herein by reference.

10.21 Omnibus Amendment to Receivables Sale Agreements, dated as of October 27, 2010, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 2, 2010, is incorporated herein by reference.

10.22 Amended and Restated Credit and Security Agreement, dated as of October 27, 2010, previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 2, 2010, is incorporated herein by reference.

10.23 Assignment and Assumption Agreement, dated as of October 27, 2010, previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated November 2, 2010, is incorporated herein by reference.

10.24 Credit Agreement, dated as of November 15, 2010, by and among Universal Health Services, Inc., JPMorgan Chase Bank, N.A. and the various financial institutions as are or may become parties thereto, as Lenders, SunTrust Bank, The Royal Bank of Scotland, Plc, Bank of Tokyo-Mitsubishi UFJ Trust Company and Credit Agricole Corporate and Investment Bank, as co-documentation agents, Deutsche Bank Securities Inc. and Bank of America N.A. as co-syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and as collateral agent for the secured parties, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 17, 2010, is incorporated herein by reference.

10.25 First Amendment, dated as of March 15, 2011, to the Credit Agreement, dated as of November 15, 2010, by and among Universal Health Services, Inc., JPMorgan Chase Bank, N.A. and the various financial institutions as are or may become parties thereto, as Lenders, certain banks as co-documentation agents, and as co-syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and as collateral agent for the secured parties, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 15, 2011, is incorporated herein by reference.

10.26 Credit Agreement, dated as of November 15, 2010 and amended and restated as of September 21, 2012, by and among Universal Health Services, Inc. (the borrower), the several lenders from time to time parties thereto, Credit Agricole Corporate and Investment Bank, Mizuho Corporate Bank LTD., Royal Bank of Canada and The Royal Bank of Scotland PLC (as co-documentation agents), Bank of Tokoyo-Mitsubishi UFJ Trust Company, Bank of America N.A. and Suntrust Bank (as co-syndication agents), and JPMorgan Chase Bank, N.A. (as administrative agent), previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 26, 2012, is incorporated herein by reference.

10.27 Second Amendment, dated as of September 21, 2012, to the Credit Agreement, dated as of November 15, 2010 (as amended from time to time), among Universal Health Services, Inc., a Delaware corporation, the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other agents party thereto, previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 26, 2012, is incorporated herein by reference.

10.28* Form of Supplemental Life Insurance Plan and Agreement Part A: Alan B. Miller 1998 Dual Life Insurance Trust (effective December 9, 2010, by and between Universal Health Services, Inc., a Delaware corporation (the “Company”), and Anthony Pantaleoni as Trustee), previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 10, 2010, is incorporated herein by reference.

10.29* Form of Supplemental Life Insurance Plan and Agreement Part B: Alan B. Miller 2002 Trust (effective December 9, 2010, by and between Universal Health Services, Inc., a Delaware corporation (the “Company”), and Anthony Pantaleoni as Trustee), previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 10, 2010, is incorporated herein by reference.

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

10.31* Universal Health Services, Inc. Termination, Assignment and Release Agreement (effective December 9, 2010, by and between Universal Health Services, Inc., a Delaware corporation (the “Company”), Anthony Pantaleoni as Trustee of the Alan B. Miller 2002 Trust, and Alan B. Miller, Executive), previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 10, 2010, is incorporated herein by reference.

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

February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ ALAN B. MILLER Alan B. Miller	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2013

/S/ MARC D. MILLER Marc D. Miller	Director and President	February 28, 2013

/S/ LEATRICE DUCAT Leatrice Ducat	Director	February 28, 2013

/S/ JOHN H. HERRELL John H. Herrell	Director	February 28, 2013

/S/ ROBERT H. HOTZ Robert H. Hotz	Director	February 28, 2013

/S/ ANTHONY PANTALEONI Anthony Pantaleoni	Director	February 28, 2013

/S/ LAWRENCE S. GIBBS Lawrence S. Gibbs	Director	February 28, 2013

/S/ STEVE FILTON Steve Filton	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 28, 2013

UNIVERSAL HEALTH SERVICES, INC.

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Universal Health Services, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Universal Health Services, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, financial statement schedule, and for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in item 9A as Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Ascend Health Corporation and its subsidiaries from its assessment of internal control over financial reporting as of December 31, 2012 because it was acquired by the Company in a purchase business combination during 2012. We have also excluded Ascend Health Corporation from our audit of internal control over financial reporting. Ascend Health Corporation and its subsidiaries are wholly owned subsidiaries whose total assets and total revenues represent 6% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/    PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 28, 2013

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Net revenues before provision for doubtful accounts	$7,688,071	$7,356,798	$5,429,233
Less: Provision for doubtful accounts	726,671	596,576	529,086

Net revenues	6,961,400	6,760,222	4,900,147
Operating charges:
Salaries, wages and benefits	3,440,917	3,326,378	2,363,383
Other operating expenses	1,376,122	1,353,693	968,612
Supplies expense	799,621	805,489	716,925
Depreciation and amortization	302,426	287,211	216,930
Lease and rental expense	94,885	90,323	75,363
Transaction costs	5,716	0	53,220
Electronic health records incentive income	(30,038)	0	0
Costs related to extinguishment of debt	29,170	0	0

	6,018,819	5,863,094	4,394,433

Income from operations	942,581	897,128	505,714
Interest expense, net	178,918	200,792	77,617

Income before income taxes	763,663	696,336	428,097
Provision for income taxes	274,616	247,466	152,302

Net income	489,047	448,870	275,795
Less: Net income attributable to noncontrolling interests	45,601	50,703	45,612

Net income attributable to UHS	$443,446	$398,167	$230,183

Basic earnings per share attributable to UHS	$4.57	$4.09	$2.37

Diluted earnings per share attributable to UHS	$4.53	$4.04	$2.34

Weighted average number of common shares—basic	96,821	97,199	96,786
Add: Other share equivalents	890	1,338	1,187

Weighted average number of common shares and equivalents—diluted	97,711	98,537	97,973

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
Net income	$489,047	$448,870	$275,795
Other comprehensive income (loss):
Unrealized derivative gains (losses) on cash flow hedges	6,677	(37,477)	1,396
Amortization of terminated hedge	(336)	(336)	(336)
Minimum Pension Liability	4,986	(12,397)	743

Other comprehensive income (loss) before tax	11,327	(50,210)	1,803
Income tax (benefit) expense related to items of other comprehensive income	4,306	(19,174)	689

Total other comprehensive income (loss), net of tax	7,021	(31,036)	1,114

Comprehensive income	496,068	417,834	276,909
Less: Comprehensive income attributable to noncontrolling interests	45,601	50,703	45,612

Comprehensive income attributable to UHS	$450,467	$367,131	$231,297

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(Dollar amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$23,471	$41,229
Accounts receivable, net	1,067,197	969,802
Supplies	99,000	96,775
Deferred income taxes	104,461	108,324
Other current assets	87,936	99,859
Assets of facilities held for sale	25,431	48,916

Total current assets	1,407,496	1,364,905

Property and Equipment
Land	387,248	377,984
Buildings and improvements	3,366,146	3,244,117
Equipment	1,344,643	1,256,165
Property under capital lease	27,836	37,037

	5,125,873	4,915,303
Accumulated depreciation	(1,986,110)	(1,818,180)

	3,139,763	3,097,123
Construction-in-progress	242,472	190,857

	3,382,235	3,287,980
Other assets:
Goodwill	3,036,765	2,627,602
Deferred charges	75,888	111,780
Other	298,459	272,978

	3,411,112	3,012,360

	$8,200,843	$7,665,245

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$2,589	$2,479
Accounts payable	247,033	228,043
Liabilities of facilities held for sale	850	2,329
Accrued liabilities
Compensation and related benefits	259,646	233,583
Interest	10,774	10,622
Taxes other than income	49,829	45,359
Other	322,275	314,518
Current federal and state income taxes	1,062	0

Total current liabilities	894,058	836,933

Other noncurrent liabilities	395,355	401,908
Long-term debt	3,727,431	3,651,428
Deferred income taxes	183,747	209,592
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	234,303	218,266
Equity:
Class A Common Stock, voting, $.01 par value; authorized 12,000,000 shares: issued and outstanding 6,625,708 shares in 2012 and 6,625,708 shares in 2011	66	66
Class B Common Stock, limited voting, $.01 par value; authorized 150,000,000 shares: issued and outstanding 90,269,397 shares in 2012 and 89,286,305 shares in 2011	903	893
Class C Common Stock, voting, $.01 par value; authorized 1,200,000 shares: issued and outstanding 664,000 shares in 2012 and 664,000 shares in 2011	7	7
Class D Common Stock, limited voting, $.01 par value; authorized 5,000,000 shares: issued and outstanding 31,948 shares in 2012 and 33,164 shares in 2011	0	0
Cumulative dividends	(205,910)	(147,515)
Retained earnings	2,962,433	2,494,076
Accumulated other comprehensive loss	(44,154)	(51,175)

Universal Health Services, Inc. common stockholders’ equity	2,713,345	2,296,352
Noncontrolling interest	52,604	50,766

Total Equity	2,765,949	2,347,118

	$8,200,843	$7,665,245

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except per share data)

	Redeemable Interest	Class A Common	Class B Common	Class C Common	Class D Common	Capital in Excess of Par Value	Cumulative Dividends	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	UHS Common Stockholders’ Equity	Noncontrolling Interest	Total
Balance, January 1, 2010	$197,152	$67	$896	$7	$0	$0	($108,627)	$1,879,981	($21,253)	$1,751,071	$41,323	$1,792,394
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	4	—	—	—	—	10,890	—	10,894	—	10,894
Repurchased	—	—	(3)	—	—	—	—	(11,525)	—	(11,528)	—	(11,528)
Restricted share-based compensation expense	—	—	—	—	—	—	—	3,139	—	3,139	—	3,139
Dividends paid	—	—	—	—	—	—	(19,422)	—	—	(19,422)	—	(19,422)
Stock option expense	—	—	—	—	—	—	—	13,321	—	13,321	—	13,321
Distributions to noncontrolling interests	(23,777)	—	—	—	—	—	—	—	—	—	(8,662)	(8,662)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—
Purchase of minority ownership interests in majority owned businesses	—	—	—	—	—	—	—	—	—	—	600	600
Other	4,512	—	—	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net income	33,874	—	—	—	—	—	—	230,183	—	230,183	11,738	241,921
Amortization of terminated hedge (net of income tax effect of $120)	—	—	—	—	—	—	—	—	(216)	(216)	—	(216)
Unrealized derivative losses on cash flow hedges (net of income tax effect of $528)	—	—	—	—	—	—	—	—	868	868	—	868
Minimum pension liability (net of income tax effect of $281)	—	—	—	—	—	—	—	—	462	462	—	462

Subtotal—comprehensive income	33,874	—	—	—	—	—	—	230,183	1,114	231,297	11,738	243,035

Balance, January 1, 2011	211,761	67	897	7	0	0	(128,049)	2,125,989	(20,139)	1,978,772	44,999	2,023,771

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except per share data)

	Redeemable Interest	Class A Common	Class B Common	Class C Common	Class D Common	Capital in Excess of Par Value	Cumulative Dividends	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	UHS Common Stockholders’ Equity	Noncontrolling Interest	Total
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	(1)	12	—	—	—	—	12,622	—	12,633	—	12,633
Repurchased	—	—	(16)	—	—	—	—	(60,466)	—	(60,482)	—	(60,482)
Restricted share-based compensation expense	—	—	—	—	—	—	—	1,957	—	1,957	—	1,957
Dividends paid	—	—	—	—	—	—	(19,466)	—	—	(19,466)	—	(19,466)
Stock option expense	—	—	—	—	—	—	—	15,807	—	15,807	—	15,807
Distributions to noncontrolling interests	(31,016)	—	—	—	—	—	—	—	—	—	(7,416)	(7,416)
Purchase of minority ownership interests in majority owned businesses	—	—	—	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net income	37,521	—	—	—	—	—	—	398,167	—	398,167	13,183	411,350
Amortization of terminated hedge (net of income tax effect of $120)	—	—	—	—	—	—	—	—	(216)	(216)	—	(216)
Unrealized derivative losses on cash flow hedges (net of income tax effect of $14,363)	—	—	—	—	—	—	—	—	(23,114)	(23,114)	—	(23,114)
Minimum pension liability (net of income tax effect of $4,691)	—	—	—	—	—	—	—	—	(7,706)	(7,706)	—	(7,706)

Subtotal—comprehensive income	37,521	—	—	—	—	—	—	398,167	(31,036)	367,131	13,183	380,314

Balance, January 1, 2012	218,266	66	893	7	0	0	(147,515)	2,494,076	(51,175)	2,296,352	50,766	2,347,118

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except per share data)

	Redeemable Interest	Class A Common	Class B Common	Class C Common	Class D Common	Capital in Excess of Par Value	Cumulative Dividends	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	UHS Common Stockholders’ Equity	Noncontrolling Interest	Total
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	14	—	—	—	—	21,670	—	21,684	—	21,684
Repurchased	—	—	(4)	—	—	—	—	(19,150)	—	(19,154)	—	(19,154)
Restricted share-based compensation expense	—	—	—	—	—	—	—	2,308	—	2,308	—	2,308
Dividends paid	—	—	—	—	—	—	(58,395)	—	—	(58,395)	—	(58,395)
Stock option expense	—	—	—	—	—	—	—	20,083	—	20,083	—	20,083
Distributions to noncontrolling interests	(18,961)	—	—	—	—	—	—	—	—	—	(7,933)	(7,933)
Sale of minority ownership interests in majority owned businesses	—	—	—	—	—	—	—	—	—	—	(832)	(832)
Other	—	—	—	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net income	34,998	—	—	—	—	—	—	443,446	—	443,446	10,603	454,049
Amortization of terminated hedge (net of income tax effect of $120)	—	—	—	—	—	—	—	—	(216)	(216)	—	(216)
Unrealized derivative losses on cash flow hedges (net of income tax effect of $2,528)	—	—	—	—	—	—	—	—	4,149	4,149	—	4,149
Minimum pension liability (net of income tax effect of $1,898)	—	—	—	—	—	—	—	—	3,088	3,088	—	3,088

Subtotal—comprehensive income	34,998	—	—	—	—	—	—	443,446	7,021	450,467	10,603	461,070

Balance, December 31, 2012	$234,303	$66	$903	$7	$0	$0	($205,910)	$2,962,433	($44,154)	$2,713,345	$52,604	$2,765,949

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$489,047	$448,870	$275,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	308,690	295,861	223,997
Gains on sales of assets and businesses, net of losses	(27,085)	(452)	(1,993)
Stock based compensation expense	22,518	18,225	16,799
Costs related to extinguishment of debt	29,170	0	0
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(71,068)	(134,838)	22,726
Accrued interest	152	(3,577)	8,408
Accrued and deferred income taxes	10,374	85,792	132
Other working capital accounts	28,554	(28,382)	(26,437)
Other assets and deferred charges	30,976	37,160	11,539
Other	6,367	(1,387)	812
Accrued insurance expense, net of commercial premiums paid	62,660	83,612	19,739
Payments made in settlement of self-insurance claims	(75,084)	(82,633)	(50,173)

Net cash provided by operating activities	815,271	718,251	501,344

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(363,192)	(285,682)	(239,274)
Acquisition of property and businesses	(527,847)	(29,466)	(1,958,298)
Proceeds received from sales of assets and businesses	149,311	67,592	21,460
Costs incurred for purchase and implementation of electronic health records application	(54,362)	(38,249)	(17,971)
Return of deposit on terminated purchase agreement	6,500	0	0

Net cash used in investing activities	(789,590)	(285,805)	(2,194,083)

Cash Flows from Financing Activities:
Reduction of long-term debt	(849,647)	(381,517)	(1,392,086)
Additional borrowings	913,500	98,100	3,266,146
Financing costs	(8,283)	(23,608)	(101,815)
Repurchase of common shares	(19,154)	(60,482)	(11,528)
Dividends paid	(58,395)	(19,466)	(19,422)
Issuance of common stock	5,435	4,779	3,594
Profit distributions to noncontrolling interests	(26,895)	(38,497)	(32,456)
Proceeds from sale of noncontrolling interests in majority owned business	0	0	600

Net cash (used in) provided by financing activities	(43,439)	(420,691)	1,713,033

(Decrease) increase in cash and cash equivalents	(17,758)	11,755	20,294
Cash and cash equivalents, beginning of period	41,229	29,474	9,180

Cash and cash equivalents, end of period	$23,471	$41,229	$29,474

Supplemental Disclosures of Cash Flow Information:
Interest paid	$157,415	$176,328	$76,900

Income taxes paid, net of refunds	$264,824	$163,029	$152,088

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

B) Revenue Recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 39% of our net patient revenues during 2012, 41% during 2011 and 42% during 2010. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 49% of our net patient revenues during 2012, 47% during 2011 and 51% during 2010.

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

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our Consolidated Balance Sheets. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we cannot provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our results in 2012, 2011 or 2010.

We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. See additional disclosure below in Charity Care and Uninsured Discounts for our estimated uncompensated care provided and estimated cost of providing uncompensated care.

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

Uninsured patients that do not qualify as charity patients are extended an uninsured discount of a minimum of 30% of total charges. Our hospitals establish a partial reserve for self-pay accounts in the allowance for doubtful accounts for both unbilled balances and those that have been billed and are under 90 days old. All self-pay accounts are fully reserved at 90 days from the date of discharge. Third party liability accounts are fully reserved in the allowance for doubtful accounts when the balance ages past 180 days from the date of discharge. Potential charity accounts are fully reserved when it is determined the patient may be unable to pay.

As of December 31, 2012, our accounts receivable includes $70 million due from Illinois ($54 million as of December 31, 2011), the collection of which has been delayed due to budgetary and funding pressures experienced by the state. Although as of December 31, 2012 approximately $51 million of the receivables due from Illinois have been outstanding in excess of 60 days ($41 million as of December 31, 2011), and a large portion will likely remain outstanding for the foreseeable future, we expect to eventually collect all amounts due to us and therefore no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. Our accounts receivable are recorded net of allowance for doubtful accounts of $311 million and $253 million at December 31, 2012 and 2011, respectively.

D) Concentration of Revenues: Our five majority owned acute care hospitals in the Las Vegas, Nevada market contributed, on a combined basis, 14% in 2012, 15% in 2011 and 20% in 2010, of our consolidated net revenues. On a combined basis, our facilities in the McAllen/Edinburg, Texas market (consisting of three acute care facilities, a children’s hospital and a behavioral health facility) contributed 4% in 2012, 5% in 2011 and 6% in 2010, of our consolidated net revenues.

E) Charity Care and Uninsured Discounts: A significant portion of the patients treated throughout our portfolio of acute care hospitals are uninsured patients which, in part, has resulted from an increase in the number of patients who are employed but do not have health insurance or who have policies with relatively high deductibles. Patients treated at our hospitals for non-elective services, who have gross income less than 400% of the federal poverty guidelines, are deemed eligible for charity care. The federal poverty guidelines are established by the federal government and are based on income and family size. Because we do not pursue collection of amounts that qualify as charity care, they are not reported in our net revenues or in our accounts receivable, net. We also provide discounts to uninsured patients (included in “uninsured discounts” amounts below) who do not qualify for Medicaid or charity care. Because we do not pursue collection of amounts classified as uninsured discounts, they are not reported in our net revenues or in our accounts receivable, net. In implementing the discount policy, we first attempt to qualify uninsured patients for governmental programs, charity care or any other discount program. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

Uncompensated care:

The following table shows the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the years ended December 31, 2012, 2011 and 2010:

	(dollar amounts in thousands)
	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Charity care	$778,268	74%	$804,301	84%	$664,212	82%
Uninsured discounts	267,304	26%	151,447	16%	142,467	18%

Total uncompensated care	$1,045,572	100%	$955,748	100%	$806,679	100%

The estimated cost of providing uncompensated care:

The estimated cost of providing uncompensated care, as reflected below, were based on a calculation which multiplied the percentage of operating expenses for our acute care hospitals to gross charges for those hospitals by the above-mentioned total uncompensated care amounts. The percentage of cost to gross charges is calculated based on the total operating expenses for our acute care facilities divided by gross patient service revenue for those facilities. An increase in the level of uninsured patients to our facilities and the resulting adverse trends in the provision for doubtful accounts and uncompensated care provided could have a material unfavorable impact on our future operating results.

	(amounts in thousands)
	2012	2011	2010
Estimated cost of providing charity care	$131,890	$145,350	$129,820
Estimated cost of providing uninsured discounts related care	45,299	27,363	27,845

Estimated cost of providing uncompensated care	$177,189	$172,713	$157,665

F) Accounting for Medicare and Medicaid Electronic Health Records Incentive Payments: In July 2010, the Department of Health and Human Services published final regulations implementing the health information technology provisions of the American Recovery and Reinvestment Act. The regulation defines the “meaningful use” of Electronic Health Records (“EHR”) and established the requirements for the Medicare and Medicaid EHR payment incentive programs. The implementation period for these new Medicare and Medicaid incentive payments started in federal fiscal year 2011 and can end as late as 2016 for Medicare and 2021 for the state Medicaid programs. We recognize income related to Medicare and Medicaid incentive payments using a gain contingency model that is based upon when our eligible hospitals have demonstrated “meaningful use” of certified EHR technology for the applicable period and the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available.

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

G) Cash and Cash Equivalents: We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

H) Property and Equipment: Property and equipment are stated at cost. Expenditures for renewals and improvements are charged to the property accounts. Replacements, maintenance and repairs which do not improve or extend the life of the respective asset are expensed as incurred. We remove the cost and the related accumulated depreciation from the accounts for assets sold or retired and the resulting gains or losses are included in the results of operations. Construction-in-progress includes both construction projects and equipment not yet placed into service.

We capitalize interest expense on major construction projects while in progress. We capitalized interest on major construction projects and the development and implementation of electronic health records applications amounting to $5.7 million during 2012, $400,000 during 2011 and $7.6 million during 2010.

Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (twenty to forty years) and equipment (three to fifteen years). Depreciation expense (excluding discontinued operations) was $270.5 million during 2012, $262.1 million during 2011 and $197.3 million during 2010.

I) Long-Lived Assets: We review our long-lived assets, including amortizable intangible assets, for impairment whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flow. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to its estimated fair value and an impairment loss is recognized. Fair values are determined based on estimated future cash flows using appropriate discount rates.

J) Goodwill: Goodwill is reviewed for impairment at the reporting unit level on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. We have designated September 1st as our annual impairment assessment date and performed an impairment assessment as of September 1, 2012 which indicated no impairment of goodwill. There were also no goodwill impairments during 2011 or 2010. Future changes in the estimates used to conduct the impairment review, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill.

Changes in the carrying amount of goodwill for the two years ended December 31, 2012 were as follows (in thousands):

	Acute Care Services	Behavioral Health Services	Total Consolidated
Balance, January 1, 2011	$389,484	$2,200,430	$2,589,914
Adjustments to goodwill (a)	—	37,688	37,688

Balance, January 1, 2012	389,484	2,238,118	2,627,602
Goodwill acquired during the period	11,110	434,551	445,661
Goodwill divested during the period	(17,450)	(1,902)	(19,352)
Adjustments to goodwill (b)	(448)	(16,698)	(17,146)

Balance, December 31, 2012	$382,696	$2,654,069	$3,036,765

(a)	Consists of adjustments to prior year purchase price allocations.
(b)	The reduction to the Behavioral Health Services’ goodwill consists primarily of a reclassification to “assets of facilities held for sale” and represents the goodwill attributable to Peak Behavioral Health Services which we agreed to divest pursuant to our agreement with the Federal Trade Commission in connection with our acquisition of Ascend Health Corporation in October, 2012. Adjustments to prior year purchase price allocations for Acute Care and Behavioral Health Services are also included.

K) Other Assets: Other assets consist primarily of amounts related to: (i) intangible assets acquired in connection with our acquisition of Psychiatric Solutions, Inc. (“PSI”) in November, 2010 and Ascend Health Corporation in October, 2012, consisting of Medicare licenses, certificates of need and contracts to manage the operations of behavioral health services owned by third-parties (PSI only); (ii) prepaid fees for various software and other applications used by our hospitals; (iii) costs incurred in connection with the purchase and implementation of an electronic health records application for each of our acute care facilities; (iv) deposits; (v) investments in various businesses, including Universal Health Realty Income Trust; (vi) the invested assets related to a deferred compensation plan that is held by an independent trustee in a rabbi-trust and that has a related payable included in other noncurrent liabilities; (vii) the estimated future payments related to physician-related contractual commitments, as discussed below, and; (viii) other miscellaneous assets. As of December 31, 2012 and 2011, other intangible assets, net of accumulated amortization, were approximately $99 million and $97 million, respectively.

L) Physician Guarantees and Commitments: As of December 31, 2012 and 2011, our accrued liabilities-other, and our other assets included $3 million and $7 million, respectively, of estimated future payments related to physician-related contractual commitments. Pursuant to contractual guarantees outstanding as of December 31, 2012 that are applicable to future years, we have $3 million of potential future financial obligations, substantially all of which are potential obligations during 2013.

M) Self-Insured Risks: We provide for self-insured risks, primarily general and professional liability claims and workers’ compensation claims. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimate of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. All relevant information, including our own historical experience is used in estimating the expected amount of claims. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Our estimated self-insured reserves are reviewed and changed, if necessary, at each reporting date and changes are recognized currently as additional expense or as a reduction of expense. See Note 8 for discussion of adjustments to our prior year reserves for claims related to our self-insured general and professional liability and workers’ compensation liability.

In addition, we also maintain self-insured employee benefits programs for employee healthcare and dental claims. The ultimate costs related to these programs include expenses for claims incurred and paid in addition to an accrual for the estimated expenses incurred in connection with claims incurred but not yet reported.

N) Income Taxes: Deferred tax assets and liabilities are recognized for the amount of taxes payable or deductible in future years as a result of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. We believe that future income will enable us to realize our deferred tax assets net of recorded valuation allowances relating to state net operating loss carry-forwards.

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. Our tax returns have been examined by the Internal Revenue Service (“IRS”) through the year ended December 31, 2006. We believe that adequate accruals have been provided for federal, foreign and state taxes.

See Note 6 for additional disclosure regarding income taxes.

O) Other Noncurrent Liabilities: Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves, pension and deferred compensation liabilities, liability incurred in connection with split-dollar life insurance agreements on the lives of our chief executive officer and his wife and interest rate swap liabilities.

P) Redeemable Noncontrolling Interests and Noncontrolling Interest: Outside owners hold noncontrolling, minority ownership interests of: (i) approximately 28% in our five acute care facilities located in Las Vegas, Nevada; (ii) 20% in an acute care facility located in Washington, D.C.; (iii) approximately 11% in an acute care facility located in Laredo, Texas, and; (iv) 20% in a behavioral health care facility located in Philadelphia, Pennsylvania, the majority ownership interest of which was acquired by us as result of our acquisition of PSI in November, 2010. The redeemable noncontrolling interest balances of $234 million and $218 million as of December 31, 2012 and 2011, respectively, and the noncontrolling interest balances of $53 million and $51 million as of December 31, 2012 and 2011, respectively, consist primarily of the third-party ownership interests in these hospitals.

In connection with the five acute care facilities located in Las Vegas, Nevada, the minority ownership interests of which are reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owners have certain “put rights”, that are currently exercisable, that if exercised, require us to purchase the minority member’s interests at fair market value. The put rights are exercisable upon the occurrence of: (i) certain specified financial conditions falling below established thresholds; (ii) breach of the management contract by the managing member (a subsidiary of ours), or; (iii) if the minority member’s ownership percentage is reduced to less than certain thresholds. In connection with the behavioral health care facility located in Philadelphia, Pennsylvania, the minority ownership interest of which is also reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owner has a “put option” to put its entire ownership interest to us at any time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value. As of December 31, 2012, we believe the fair market value of the minority ownership interests in these facilities, pursuant to the terms of the put options, approximates the book value of the redeemable noncontrolling interests.

Q) Comprehensive Income and Accumulated Other Comprehensive Income: Comprehensive income or loss is comprised of net income, changes in unrealized gains or losses on derivative financial instruments and a pension liability.

The accumulated other comprehensive income (“AOCI”) component of stockholders’ equity includes: net unrealized gains and losses on effective cash flow hedges; and the net minimum pension liability of a non-contributory defined benefit pension plan which covers employees at one of our subsidiaries. See Note 10, “Pension Plan” for additional disclosure regarding the defined benefit pension plan.

The amounts recognized in AOCI for the two years ended December 31, 2012 were as follows (in thousands):

	Net Unrealized Gains (Losses) on Effective Cash Flow Hedges	Minimum Pension Liability	Total AOCI
Balance, January 1, 2011, net of income tax	$(5,130)	$(15,009)	$(20,139)
2011 activity:
Pre-tax amount	(37,813)	(12,397)	(50,210)
Income tax effect	14,483	4,691	19,174

Change, net of income tax	(23,330)	(7,706)	(31,036)

Balance, January 1, 2012, net of income tax	(28,460)	(22,715)	(51,175)
2012 activity:
Pre-tax amount	6,341	4,986	11,327
Income tax effect	(2,408)	(1,898)	(4,306)

Change, net of income tax	3,933	3,088	7,021

Balance, December 31, 2012, net of income tax	$(24,527)	$(19,627)	$(44,154)

R) Accounting for Derivative Financial Investments and Hedging Activities: We manage our ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this risk in a cost-effective manner, we, from time to time, enter into interest rate swap agreements in which we agree to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts.

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

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within stockholders’ equity. Amounts are reclassified from AOCI to the income statement in the period or periods the hedged transaction affects earnings. Changes in the fair value of our cash flow hedges are classified as operating on our cash flow statement.

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

S) Stock-Based Compensation: At December 31, 2012, we have a number of stock-based employee compensation plans. Pursuant to the FASB’s guidance, we expense the grant-date fair value of stock options and other equity-based compensation pursuant to the straight-line method over the stated vesting period of the award using the Black-Scholes option-pricing model.

The expense associated with share-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, share-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities. The applicable FASB guidance requires that cash flows resulting from tax deductions in excess of compensation cost recognized be classified as financing cash flows. During 2012, 2011 and 2010, there were no net excess tax benefits generated.

T) Earnings per Share: Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

	Twelve Months Ended December 31,
	2012	2011	2010
Basic and diluted:
Net Income	$489,047	$448,870	$275,795
Less: Net income attributable to noncontrolling interest	(45,601)	(50,703)	(45,612)
Less: Net income attributable to unvested restricted share grants	(497)	(521)	(918)

Net income attributable to UHS—basic and diluted	$442,949	$397,646	$229,265

Basic earnings per share attributable to UHS:
Weighted average number of common shares—basic	96,821	97,199	96,786

Total basic earnings per share	$4.57	$4.09	$2.37

Diluted earnings per share attributable to UHS:
Weighted average number of common shares	96,821	97,199	96,786
Net effect of dilutive stock options and grants based on the treasury stock method	890	1,338	1,187

Weighted average number of common shares and equivalents—diluted	97,711	98,537	97,973

Total diluted earnings per share	$4.53	$4.04	$2.34

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all years presented above, excludes certain outstanding stock options applicable to each year since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 2.0 million during 2012, 1.4 million during 2011and 1,000 during 2010.

U) Fair Value of Financial Instruments: The fair values of our registered debt and investments are based on quoted market prices. The fair values of other long-term debt, including capital lease obligations, are estimated by discounting cash flows using period-end interest rates and market conditions for instruments with similar maturities and credit quality. The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, and short-term borrowings approximates their fair values due to the short-term nature of these instruments. Accordingly, these items have been excluded from the fair value disclosures included elsewhere in these notes to consolidated financial statements.

V) Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

W) Mergers and Acquisitions: The acquisition method of accounting for business combinations requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values with limited exceptions. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs and costs to restructure the acquired company are expensed as incurred. The fair value of intangible assets, including Medicare Licenses, Certificates of Need, and certain contracts, is based on significant judgments made by our management, and accordingly, for significant items we typically obtain assistance from third party valuation specialists.

X) Accounting Standards:

Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities: During the first quarter of 2012, we adopted the Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) No. 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” which required certain health care entities to change the presentation in their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). As a result, the provision for doubtful accounts for our acute care and behavioral health care facilities is reflected as a deduction from net revenues in the accompanying consolidated statements of income for 2012, 2011 and 2010. The adoption of this standard had no impact on our financial position or overall results of operations.

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

2) ACQUISITIONS AND DIVESTITURES

Year ended December 31, 2012:

2012 Acquisitions of Assets and Businesses:

During 2012, we spent $528 million to acquire the following assets and businesses:

•	spent $503 million to acquire 9 behavioral health care facilities from Ascend Health Corporation (“Ascend”) in October, 2012, and;

•	spent $25 million in connection with the acquisition of physician practices and various real property.

The aggregate net purchase price of the facilities was allocated to assets and liabilities based on their estimated fair values as follows:

Amount (000s)
Working capital, net	$21,000
Property, plant & equipment	60,000
Goodwill	446,000
Other assets	9,000
Income tax assets, net of deferred tax liabilities	(1,000)
Other liabilities	(7,000)

Cash paid in 2012 for acquisitions	$528,000

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

Assuming the acquisition of Ascend occurred on January 1, 2011, our 2011 pro forma net revenues would have been approximately $6.90 billion and our pro forma net income attributable to UHS and pro forma net income attributable to UHS per diluted share would have been $401 million and $4.06 per diluted share, respectively. The 2011 pro forma net income attributable to UHS and pro forma net income attributable to UHS per diluted share include the after-tax impact of the transaction costs incurred by us in connection with the acquisition of Ascend amounting to $5 million or $.06 per diluted share.

Our 2012 pro forma net revenues would have been approximately $7.11 billion and our pro forma net income attributable to UHS and pro forma net income attributable to UHS per diluted share would have been $464 million and $4.74 per diluted share, respectively.

During the period of October 10, 2012 through December 31, 2012, the facilities acquired from Ascend generated $42 million of net revenues which are included in our consolidated net revenues for the year ended December 31, 2012. The aggregate effect of the earnings generated by these facilities since the date of acquisition, less the cost on the borrowings utilized to finance the acquisition, and less the above-mentioned transaction costs, was not material to our 2012 net income attributable to UHS and net income attributable to UHS per diluted share.

2012 Divestiture of Assets and Businesses:

During 2012, we received $149 million from the divestiture of assets and businesses, including the following:

•	received $93 million for the sale of Auburn Regional Medical Center (“Auburn”), a 159-bed acute care hospital located in Auburn, Washington (sold in October);

•

received $50 million for the sale of the Hospital San Juan Capestrano, a 108-bed acute care hospital located in Rio Piedras, Puerto Rico (sold in January pursuant to our below-mentioned agreement with the FTC in connection with our acquisition of PSI in November, 2010), and;

•

received an aggregate of $6 million for the sale of the real property of two non-operating behavioral health facilities and our majority ownership interest in an outpatient surgery center located in Puerto Rico.

In connection with the receipt of antitrust clearance from the Federal Trade Commission (“FTC”) in connection with our acquisition of Ascend Health Corporation in October of 2012, we agreed to certain conditions, including the divestiture, within approximately six months, of Peak Behavioral Health Services (“Peak”), a 104-bed behavioral health care facility located in Santa Teresa, New Mexico. The revenues of Peak were approximately $18 million and $14 million during 2012 and 2011, respectively.

In connection with the receipt of antitrust clearance from the FTC in connection with our acquisition of PSI in November, 2010, we agreed to divest three former PSI facilities as well as one of our legacy behavioral health facilities in Puerto Rico. Pursuant to the terms of our agreement with the FTC, we divested:

•	in July, 2011, the MeadowWood Behavioral Health System, a 58-bed facility located in New Castle, Delaware;

•	in December, 2011, the Montevista Hospital (101-bed) and Red Rock Hospital (21-bed), both of which are located in Las Vegas, Nevada, and;

•	in January, 2012, the Hospital San Juan Capestrano, a 108-bed facility located in Rio Piedras, Puerto Rico.

The operating results for Auburn, Peak and the three former PSI facilities located in Delaware and Nevada are reflected as discontinued operations during our period of ownership during each of the years presented herein. Since the aggregate income from discontinued operations before income tax expense for these facilities is not material to our consolidated financial statements, it is included as a reduction to other operating expenses. As reflected on the table below, the aggregate pre-tax gain on the divestiture of Auburn, was approximately $26 million. The aggregate pre-tax net gain on the divestiture of San Juan Capestrano in January, 2012 did not have a material impact on our consolidated results of operations during 2012. Assets and liabilities for Peak are reflected as “held for sale” on our Consolidated Balance Sheet as of December 31, 2012, and the assets and liabilities for the Hospital San Juan Capestrano were reflected as “held for sale” on our Consolidated Balance Sheet as of December 31, 2011.

The following table shows the results of operations for Auburn and Peak and the former PSI facilities located in Delaware and Nevada, on a combined basis, which were reflected as discontinued operations during our period of ownership for each of the years presented herein (amounts in thousands):

	Year Ended December 31,
	2012	2011	2010
Net revenues	$95,226	$159,218	$126,218
Income from discontinued operations	(3,472)	10,422	12,109
Gain on divestiture	26,419	442	0

Income from discontinued operations, before income tax expense	22,947	10,864	12,109
Income tax expense	(8,688)	(4,113)	(4,483)

Income from discontinued operations, net of income tax expense	$14,259	$6,751	$7,626

Year ended December 31, 2011:

2011 Acquisitions of Assets and Businesses:

During 2011, we spent $29 million on the acquisition of businesses and real property, including the following:

•	the acquisition of administrative office buildings located in Pennsylvania, Tennessee and a multi-tenant office building located in Washington D.C.;

•	a deposit in made connection with execution of a purchase agreement for an acute care hospital in Texas which has since been terminated and the deposit returned to us in 2012, and;

•	the acquisition of a cardiology practice in Texas

The aggregate net cash expenditure related to the properties and/or businesses was allocated to assets and liabilities based on their estimated fair values as follows:

Amount (000s)
Property, plant & equipment	$35,000
Other assets/deposits	11,000
Debt	(17,000)

Cash paid in 2011 for acquisitions and deposits	$29,000

2011 Divestitures of Assets and Businesses:

During 2011, we received $68 million from the divestiture of assets and businesses, including the following:

•	the above-mentioned sale of three behavioral healthcare facilities (one located in Delaware and two located in Nevada) pursuant to our agreement with the FTC in connection with our acquisition of PSI;

•	sale of our majority ownership interest in a radiation oncology center located in Nevada, and;

•	the real property of a closed acute care hospital

The aggregate pre-tax net gain on the divestitures of the above-mentioned facilities located in Delaware and Nevada did not have a material impact on our 2011 consolidated results of operations.

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

Assuming the acquisition of PSI occurred on January 1, 2009, our 2010 pro forma net revenues would have been approximately $7.30 billion and our pro forma net income attributable to UHS and pro forma net income attributable to UHS per diluted share would have been $342 million and $3.47 per diluted share, respectively.

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

Year ended December 31, 2010:

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

3) FINANCIAL INSTRUMENTS

Fair Value Hedges:

During 2012, 2011 and 2010, we had no fair value hedges outstanding.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during 2012 and 2011 and determined the hedges to be highly effective. We also determined that any portion of the hedges deemed to be ineffective was de minimis and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. However, at December 31, 2012, each swap agreement entered into by us was in a net liability position which would require us to make the net settlement payments to the counterparties. We do not anticipate nonperformance by our counterparties. We do not hold or issue derivative financial instruments for trading purposes.

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

During the fourth quarter of 2007, we entered into two interest rate swaps whereby we pay a fixed rate on a total notional principal amount of $150 million and receive three-month LIBOR. Each of the two interest rate swaps had an initial notional principal amount of $75 million. The notional amount of the first interest rate swap reduced to $50 million in October, 2010. The fixed rate payable was 4.76% and it matured in October, 2012. The fixed rate payable on the second interest rate swap was 4.87% and it matured in October, 2011.

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based primarily on quotes from banks. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. The fair value of our interest rate swaps was a liability of $41 million at December 31, 2012, substantially all of which is included in other noncurrent liabilities on the accompanying balance sheet. At December 31, 2011, the fair value of our interest rate swaps was a liability of $48 million, of which $4 million is included in other current liabilities and $44 million is included in other noncurrent liabilities on the accompanying balance sheet.

4) LONG-TERM DEBT

A summary of long-term debt follows:

	December 31,
	2012	2011
	(amounts in thousands)
Long-term debt:
Notes payable and Mortgages payable (including obligations under capitalized leases of $8,267 in 2012 and 9,982 in 2011) and term loans with varying maturities through 2038; weighted average interest at 5.9% in 2012 and 6.1% in 2011 (see Note 7 regarding capitalized leases)	$47,216	$51,841
Revolving credit and on-demand credit facility	163,500	249,600
Term Loan A, net of unamortized discount of $4,612 in 2012 and $6,103 in 2011	983,438	1,017,647
Term Loan B, net of unamortized discount of $8,724 in 2012 and $19,500 in 2011	737,176	1,439,500
Term Loan A2	894,375	—
Revenue bonds, interest at floating rates of 0.2% at December 31, 2012 and 2011, with varying maturities through 2015	5,300	5,300
Accounts receivable securitization program	249,000	240,000
7.125% Senior Secured Notes due 2016, including unamortized net premium of $15 in 2012 and $19 in 2011	400,015	400,019
7.00% Senior Unsecured Notes due 2018	250,000	250,000

	3,730,020	3,653,907
Less-Amounts due within one year	(2,589)	(2,479)

	$3,727,431	$3,651,428

On September 21, 2012, we entered into a second amendment (“Second Amendment”) to our credit agreement, dated as of November 15, 2010, as amended on March 15, 2011, with several banks and other financial institutions (“Credit Agreement”). The Second Amendment, provides for a new $900 million Term Loan-A (“Term Loan A2”) at the same interest rates as our existing Term Loan A and a final maturity date of August 15, 2016. The Second Amendment also provides for the extension of the maturity date on approximately $777 million of our existing $800 million revolving credit facility, and $943 million of our existing Term Loan-A facility, by nine months to mature on August 15, 2016. Approximately $23 million of our revolving credit facility commitment and $45 million of our existing Term Loan-A was not extended and is scheduled to mature on November 15, 2015. The Second Amendment also provides for increased flexibility for refinancing and certain other modifications but substantially all other terms of the Credit Agreement, dated as of November 15, 2010 and as previously amended in March, 2011, including interest rates, remain unchanged.

On September 21, 2012, we used $700 million of the proceeds from the new Term Loan-A2 facility to extinguish a portion of our higher priced, Term Loan-B facility. Current pricing under the new Term Loan-A2 facility is 1% lower than the Term Loan-B facility and does not include a LIBOR Floor whereas the Term Loan-B facility has a 1% LIBOR Floor. During the third quarter of 2012, in connection with the extinguishment of a portion of our Term Loan-B facility, we recorded a pre-tax charge of $29 million to write-off the related portion of the Term Loan-B deferred financing costs.

The Credit Agreement, as amended on September 21, 2012, is a senior secured facility which provides for an initial aggregate commitment amount of $3.43 billion, comprised of an $800 million revolving credit facility, a $988 million Term Loan-A facility, a $746 million Term Loan-B facility and a $900 million Term Loan-A2 facility. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by substantially all of the assets of the Company and our material subsidiaries and guaranteed by our material subsidiaries.

Borrowings under the Credit Agreement bear interest at either (1) the ABR rate which is defined as the rate per annum equal to, at our election: the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month Eurodollar rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit, Term Loan-A and Term Loan- A2 borrowings and 1.75% to 2.00% for Term Loan B borrowings or (2) the one, two, three or six month Eurodollar rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit, Term Loan-A and Term Loan- A2 borrowings and ranging from 2.75% to 3.00% for Term Loan-B borrowings. The current applicable margins are 0.75% for ABR-based loans, 1.75% for Eurodollar-based loans under the revolving credit, Term Loan-A and Term Loan-A2 facilities and 2.75% under the Term Loan-B facility. The minimum Eurodollar rate for the Term Loan-B facility is 1.00% (“LIBOR Floor”).

As of December 31, 2012, we had $574 million of available borrowing capacity pursuant to the terms of our $800 million revolving credit facility, net of $164 million of outstanding borrowings (including borrowings outstanding pursuant to a short-term, on-demand credit facility) and $62 million of outstanding letters of credit. As of December 31, 2012, we had $14 million of outstanding borrowings under a short-term, on-demand credit facility. Outstanding borrowings pursuant to this facility are classified as long-term on our Consolidated Balance Sheet since we have the intent and ability to refinance through available borrowings under the terms of our Credit Agreement.

Quarterly installment payments (“Installment Payments”) are due on the Term Loan-A and Term Loan-A2 facilities which are equal to approximately $72 million in 2013, $72 million in 2014, $77 million in 2015 and $46 million in 2016. No Installment Payments are due on the Term Loan-B facility. During 2012, we made scheduled principal payments of $13 million on the Term Loan B facility and $42 million on the Term Loan-A and Term Loan A2 facilities. In 2011, we made scheduled principal payments of $16 million on the Term Loan-B facility and $26 million on the Term Loan-A facility. The Installment Payments due in 2013 on the Term Loan-A and Term Loan-A2 facilities are classified as long-term on our Consolidated Balance Sheet since we expect to have the borrowing capacity and would intend to refinance through available borrowings under the terms of our Credit Agreement.

Our accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks was amended in October, 2010. We increased the size of the Securitization from $200 million to $240 million (the “Commitments”), and extended the maturity date to October 25, 2013. In May, 2012, we further increased the size of the securitization by $35 million to $275 million. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of 0.475% and there is a facility fee of 0.375% required on 102% on the Commitments. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization; the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At December 31, 2012, we had $249 million of outstanding borrowings and $26 million of additional capacity pursuant to the terms of our accounts receivable securitization program. In the event we do not either enter into a new financing agreement, or an agreement to extend the scheduled maturity date of the Securitization, we expect to have the borrowing capacity and would intend to refinance the Securitization upon its scheduled maturity utilizing borrowings under our Credit Agreement. Therefore, outstanding borrowings as of December 31, 2012 under the Securitization are classified as long-term on our Consolidated Balance Sheet.

Our $250 million, 7.00% senior unsecured notes (the “Unsecured Notes”) are scheduled to mature on October 1, 2018. The Unsecured Notes were issued on September 29, 2010 and registered in April, 2011. Interest on the Unsecured Note is payable semiannually in arrears on April 1st and October 1st of each year. The Unsecured Notes can be redeemed in whole at anytime subject to a make-whole call at treasury rate plus 50 basis points prior to October 1, 2014. They are also redeemable in whole or in part at a price of: (i) 103.5% on or after October 1, 2014; (ii) 101.75% on or after October 1, 2015, and; (iii) 100% on or after October 1, 2016. These Unsecured Notes are guaranteed by a group of subsidiaries (each of which is a 100% directly owned subsidiary of Universal Health Services, Inc.) which fully and unconditionally guarantee the Unsecured Notes on a joint and several basis, subject to certain customary automatic release provisions.

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

In connection with the entering into of the Credit Agreement on November 15, 2010, and in accordance with the Indenture dated January 20, 2000 governing the rights of our existing notes, we entered into a supplemental indenture pursuant to which our 7.125% Notes (due in 2016) and our 6.75% Notes (which matured and were paid in full in November, 2011) were equally and ratably secured with the lenders under the Credit Agreement with respect to the collateral for so long as the lenders under the Credit Agreement are so secured.

The average amounts outstanding during 2012, 2011 and 2010 under the current and prior Credit Agreements, demand notes and accounts receivable securitization programs were $2.9 billion, $2.9 billion and $610 million, respectively, with corresponding interest rates of 2.9%, 3.4% and 3.4% including commitment and facility fees. The maximum amounts outstanding at any month-end were $3.06 billion in 2012, $3.03 billion in 2011 and $3.11 billion in 2010. The effective interest rate on our current and prior Credit Agreements, accounts receivable securitization programs, and demand notes, which includes the respective interest expense, commitment and facility fees, designated interest rate swaps expense and amortization of deferred financing costs and original issue discounts, was 4.5% in 2012, 4.6% in 2011 and 5.0% in 2010.

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates and dividends; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of December 31, 2012.

The carrying values of our debt at December 31, 2012 and 2011 are reflected above. The fair values of our debt at December 31, 2012 and 2011 were $3.8 billion and $3.7 billion, respectively. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Aggregate maturities follow:

(000s)
2013	$2,589
2014	2,012
2015	68,588
2016	3,382,793
2017	1,262
Later	272,776

Total	$3,730,020

Amounts outstanding under our on-demand credit facility and Securitization program, as well as the scheduled Installment Payments due on our Term Loan-A and Term Loan-A2 facilities, as discussed above, are included in the Credit Agreement maturities which are due in 2016.

5) COMMON STOCK

Dividends

Cash dividends of $.60 per share ($58.3 million in the aggregate), including a $.40 per share special cash dividend ($38.9 million) were declared and paid during 2012. Cash dividends of $.20 per share ($19 million in the aggregate) were declared and paid during each of 2011 and 2010. All classes of our common stock have similar economic rights.

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

2012. The following schedule provides information related to our stock repurchase programs for each of the three years ended December 31, 2012:

	Total number of shares purchased as part of publicly announced programs	Total price paid for shares purchased as part of publicly announced programs (in thousands)	Total number of shares purchased related to stock-based compensation plans (a.)	Total price paid for shares purchased related to stock-based compensation plans (in thousands)	Aggregate number of shares purchased	Aggregate price paid for shares purchased (in thousands)	Maximum number of shares that may yet be purchased under the publicly announced program
Balance as of January 1, 2010							2,152,339
2010……	—	—	301,933	$11,528	301,933	$11,528	2,152,339
2011……	1,384,637	$50,576	217,649	$9,906	1,602,286	$60,482	767,702
2012……	—	—	433,312	$19,154	433,312	$19,154	767,702

Total for three year period ended December 31, 2012	1,384,637	$50,576	952,894	$40,588	2,337,531	$91,164

(a.)	During 2012, there were 432,562 shares repurchased at an average price of $44.28 per share related to income tax withholding obligations in connection with stock-based compensation programs, and 750 shares repurchased at an average of $.01 per share related to restricted shares that were forfeited by former employees pursuant to the terms of our restricted stock purchase plan. During 2011, there were 217,649 shares repurchased at an average price of $45.51 per share related to income tax withholding obligations in connection with stock-based compensation programs. During 2010, there were 293,933 shares repurchased at an average price of $39.22 per share related to income tax withholding obligations in connection with stock-based compensation programs and 8,000 shares repurchased at an average price of $.01 per share related to restricted shares that were forfeited by former employees pursuant to the terms of our restricted stock purchase plan.

Stock-based Compensation Plans

At December 31, 2012, we have a number of stock-based employee compensation plans. Pursuant to the FASB’s guidance, we expense the grant-date fair value of stock options and other equity-based compensation pursuant to the straight-line method over the stated vesting period of the award using the Black-Scholes option-pricing model.

The expense associated with share-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, share-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities. The applicable FASB guidance requires that cash flows resulting from tax deductions in excess of compensation cost recognized be classified as financing cash flows. During 2012, 2011 and 2010, there were no net excess tax benefits generated.

Compensation costs related to outstanding stock options were recognized as follows: (i) a pre-tax charge of $20.1 million ($12.5 million after-tax) or $.13 per diluted share during 2012; (ii) a pre-tax charge of $15.8 million ($9.8 million after-tax) or $.10 per diluted share during 2011, and; (ii) a pre-tax charge of $13.3 million ($8.3 million after-tax) or $.08 per diluted share during 2010. In addition, during the years ended 2012, 2011 and 2010, compensation costs of $2.3 million ($1.4 million after-tax), $2.0 million ($1.2 million after-tax) and $3.1 million ($2.0 million after-tax) respectively, were recognized related to restricted stock.

We adopted the 2005 Stock Incentive Plan, as amended in 2008 and 2010, (the “Stock Incentive Plan”) which replaced our Amended and Restated 1992 Stock Option Plan which expired in July of 2005. An aggregate of twenty-three million shares of Class B Common Stock has been reserved under the Stock Incentive Plan. There were 2,760,050, 2,561,250 and 69,500 stock options, net of cancellations, granted during 2012, 2011 and 2010, respectively. The per option weighted-average grant-date fair value of options granted during 2012, 2011 and 2010, was $10.73, $11.62 and $7.84, respectively. Stock options to purchase Class B Common Stock have been granted to our officers, key employees and directors under our above referenced stock option plans. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. Options are exercisable ratably over a four-year period beginning one year after the date of the grant. All outstanding options expire five years after the date of the grant.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions derived from averaging the number of options granted during the most recent five-year period that were granted or have vestings after January 1, 2006. The 2010 weighted-average assumptions were based upon seventeen option grants, the 2011 and 2012 weighted-average assumptions were each based upon eighteen option grants.

Year Ended December 31,	2012	2011	2010
Volatility	33%	29%	27%
Interest rate	1%	2%	3%
Expected life (years)	3.5	3.5	3.6
Forfeiture rate	10%	9%	10%
Dividend yield	0.6%	0.7%	0.7%

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

The table below summarizes our stock option activity during each of the last three years:

Outstanding Options	Number of Shares	Average Option Price	Range (High-Low)
Balance, January 1, 2010	8,802,450	$25.03	$31.70 -$16.22
Granted	94,000	$30.40	$32.28 -$30.32
Exercised	(2,000,250)	$24.87	$31.70 -$16.22
Cancelled	(301,250)	$24.91	$31.18 -$16.22

Balance, January 1, 2011	6,594,950	$25.16	$32.28 -$16.22
Granted	2,894,500	$43.66	$54.79 -$38.12
Exercised	(1,563,255)	$26.38	$32.28 -$16.22
Cancelled	(367,250)	$32.60	$46.97 -$16.22

Balance, January 1, 2012	7,558,945	$31.63	$54.79 -$16.22
Granted	2,966,850	$37.01	$44.83 -$36.95
Exercised	(2,608,007)	$23.22	$46.97 -$16.22
Cancelled	(481,550)	$38.00	$46.97 -$16.22

Balance, December 31, 2012	7,436,238	$36.31	$54.79 -$16.22

Outstanding options vested and exercisable as of December 31, 2012	2,185,312	$30.40	$54.79 -$16.22

The following table provides information about unvested options for the year December 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
Unvested options as of January 1, 2012	4,579,000	$9.50
Granted	2,966,850	$10.73
Vested	(1,845,249)	$7.75
Cancelled	(449,675)	$10.32

Unvested options as of December 31, 2012	5,250,926	$10.74

The following table provides information about all outstanding options, and exercisable options, at December 31, 2012:

	Options Outstanding	Options Exercisable
Number	7,436,238	2,185,312
Weighted average exercise price	$36.31	$30.40
Aggregate intrinsic value as of December 31, 2012	$89,595,385	$39,256,370
Weighted average remaining contractual life	3.0	2.0

The total in-the-money value of all stock options exercised during the years ended December 31, 2012, 2011 and 2010 were $54.4 million, $28.9 million and $26.8 million, respectively.

The weighted average remaining contractual life for options outstanding and weighted average exercise price per share for exercisable options at December 31, 2012 were as follows:

	Options Outstanding			Exercisable Options		Expected to Vest Options(a)
Exercise Price	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$16.22 – $16.22	586,000	$16.22	.9	586,000	$16.22	N/A	N/A
$30.32 – $31.18	1,616,000	31.16	2.0	1,032,750	31.17	525,275	31.14
$36.95 – $43.46	2,797,050	37.03	2.9	11,250	39.09	2,508,891	37.02
$43.67 – $54.79	2,437,188	43.75	3.1	555,312	43.75	1,694,818	43.75

Total	7,436,238	$36.31	3.0	2,185,312	$30.40	4,728,984	$38.78

(a)	Assumes a weighted average forfeiture rate of 9.94%.

In addition to the Stock Incentive Plan, we have the following stock incentive and purchase plans: (i) the 2010 Employees’ Restricted Stock Purchase Plan (“2010 Plan”), which replaced the Second Amended and Restated 2001 Employees’ Restricted Stock Purchase Plan (“2001 Plan”), which allows eligible participants to purchase shares of Class B Common Stock at par value, subject to certain restrictions, and; (ii) a 2005 Employee Stock Purchase Plan which allows eligible employees to purchase shares of Class B Common Stock at a ten percent discount. There were 117,901, 98,366 and 94,955 shares issued pursuant to the Employee Stock Purchase Plan during 2012, 2011 and 2010, respectively. Compensation expense recorded in connection with this plan was $533,000, $461,000 and $339,000 during 2012, 2011 and 2010, respectively.

We have reserved 6.0 million shares of Class B Common Stock for issuance under these various plans (excluding terminated plans) and have issued approximately 900,000 shares, net of cancellations, pursuant to the terms of these plans (excluding terminated plans) as of December 31, 2012.

During 2012, pursuant to the 2010 Plan, the Compensation Committee (“Committee”) approved the issuance of 54,127 restricted shares of our Class B Common Stock at a weighted average price of $36.95 per share ($2.0 million in the aggregate) to our CEO and Chairman of the Board. These shares are scheduled to vest as follows: 50% on the first anniversary date of the grant, and 25% on each of the second and third anniversary dates of the grant, assuming our CEO remains employed by us. In the event that our CEO’s employment is terminated for reasons other than death, disability or retirement, any unvested shares will be forfeited, unless otherwise specified in a separation agreement between us and our CEO. We recorded compensation expense of approximately $1 million during 2012 in connection with this grant. The remaining expense associated with these awards (estimated at approximately $1 million as of December 31, 2012) will be recorded over the remaining vesting periods of the awards, assuming the recipient remain employed by us.

During 2011, pursuant to the 2010 Plan, the Committee approved the issuance of 21,500 restricted shares of our Class B Common Stock at a weighted average price of $53.21 per share ($1.1 million in the aggregate) to various employees. 750 of these shares became vested during 2012 and 750 of these shares were cancelled during 2012. The remaining 20,000 shares are scheduled to vest ratably on the second and third anniversaries of the grant date. We recorded compensation expense of $370,000 during 2012 and $198,000 during 2011 in connection with these grants. The remaining expense associated with these awards (estimated at $537,000 as of December 31, 2012) will be recorded over the remaining vesting periods of the awards, assuming the recipients remain employed by us.

The 2001 Plan, as described above, expired in March, 2010. Under this plan, we had 2.4 million shares of Class B Common Stock reserved for issuance and have issued approximately 1.2 million shares, net of cancellations, pursuant to the terms of this plan as of December 31, 2010, of which 62,044 became fully vested during 2012, 78,133 became fully vested during 2011 and 313,770 became fully vested during 2010.

During the first quarter of 2010, pursuant to the 2001 Plan and prior to its expiration, the Committee approved the issuance of 49,472 restricted shares of our Class B Common Stock at $30.32 per share ($1.5 million in the aggregate) to our CEO and Chairman of the Board. These shares, which were issued pursuant to a provision in our CEO’s employment agreement, are scheduled to vest ratably on the first, second, third and fourth anniversary dates of the grant, assuming our CEO remains employed by us. In the event that our CEO’s employment is terminated by reason of disability, death, without proper cause or due to breach of the CEO’s employment agreement by us, the vesting of these awards will occur immediately. 12,368 of these shares became fully vested in each of 2012 and 2011. In connection with this grant, we recorded compensation expense of $375,000 in each of 2012 and 2011 and $355,000 during 2010, and the remaining expense associated with this award (estimated at $395,000 as of December 31, 2012) will be recorded over the remaining vesting periods of the award.

During the first quarter of 2009, pursuant to the 2001 Plan, the Committee approved the issuance of 109,850 restricted shares of our Class B Common Stock at $20.26 per share ($2.2 million in the aggregate) to our CEO. These shares are scheduled to vest ratably on the first, second, third and fourth anniversary dates of the grant and are subject to the same conditions and terms as mentioned above in connection with the grant of restricted shares during the first quarter of 2010. 27,462 of these shares became fully vested in each of 2012 and 2011 and 27,463 of these shares became fully vested in 2010. In connection with this grant, we recorded compensation expense of $556,000 during each of 2012, 2011 and 2010 and $482,000 during 2009. The remaining expense associated with this award (estimated at $74,000 as of December 31, 2012) will be recorded over the remaining vesting periods of the award.

During the first quarter of 2008, pursuant to the 2001 Plan, the Committee approved the issuance of 62,190 restricted shares of our Class B Common Stock at $24.12 per share ($1.5 million in the aggregate) to our CEO. These shares are scheduled to vest ratably on the first, second, third and fourth anniversary dates of the grant and are subject to the same conditions and terms as mentioned above in connection with the grant of restricted shares during the first quarter of 2010. 15,548 and 15,546 of these shares became fully vesting during 2012 and 2011, respectively, and 15,548 of these shares became fully vested in each of 2010 and 2009. In connection with this grant, we recorded compensation expense of $15,000 during 2012 and $375,000 during each of 2011 and 2010. This award was fully vested at December 31, 2012.

During the fourth quarter of 2007, pursuant to the 2001 Plan, the Committee approved the issuance of 61,362 restricted shares of our Class B Common Stock at $24.45 per share ($1.5 million in the aggregate) to our CEO. These shares were scheduled to vest ratably on the first, second, third and fourth anniversary dates of the grant and were subject to the same conditions and terms as mentioned above in connection with the grant of restricted shares during the first quarter of 2010. 15,341 of these shares became fully vested in each of 2011 and 2010 and 15,340 of these shares became fully vested in each of 2009 and 2008. In connection with this grant, we recorded compensation expense of $333,000 during 2011 and $375,000 during 2010. This award was fully vested at December 31, 2011.

Additionally, during 2007, pursuant to the 2001 Plan, the Committee approved the issuance of 22,250 restricted shares of our Class B Common stock at a weighted average of $29.62 per share ($659,000 in the aggregate) to various employees. These shares have various vesting schedules. We recorded compensation expense of $42,000 during 2012, $120,000 during 2011 and $135,000 during 2010, in connection with these grants. These awards were fully vested at December 31, 2012.

During the fourth quarter of 2006, pursuant to the 2001 Plan, the Committee approved the issuance of 247,000 restricted shares (net of cancellations) of our Class B Common Stock at $25.71 per share ($6.4 million in the aggregate) to various officers and employees. These shares became fully vested in November, 2010. In connection with this grant, we recorded compensation expense of $1.3 million during 2010. These awards were fully vested at December 31, 2010.

At December 31, 2012, 28,083,325 shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock.

In connection with the long-term incentive plans described above, we recorded compensation expense of $2.8 million in 2012, $2.4 million in 2011 and $3.5 million in 2010. Including the compensation expense recognized related to outstanding stock options of $20.1 million in 2012, $15.8 million in 2011 and $13.3 million in 2010, we recorded a total stock compensation expense of $22.9 million in 2012, $18.2 million in 2011 and $16.8 million in 2010.

6) INCOME TAXES

Components of income tax expense/(benefit) are as follows (amounts in thousands):

	Year Ended December 31,
	2012	2011	2010
Current
Federal	$254,021	$165,409	$105,077
Foreign	9,084	300	2,555
State	39,076	22,901	16,547

	302,181	188,610	124,179
Deferred
Federal and foreign	(21,408)	53,056	26,419
State	(6,157)	5,800	1,704

	(27,565)	58,856	28,123

Total	$274,616	$247,466	$152,302

Deferred taxes are required to be classified based on the financial statement classification of the related assets and liabilities which give rise to temporary differences. Deferred taxes result from temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The components of deferred taxes are as follows (amounts in thousands):

	Year Ended December 31,
	2012	2011
Deferred income tax assets:
Self-insurance reserves	$112,587	$115,201
Compensation accruals	47,571	49,717
State and foreign net operating loss carryforwards and other state and foreign deferred tax assets	54,874	52,506
Other currently non-deductible accrued liabilities	29,934	19,699
Net pension liability—OCI only	12,061	13,959
Doubtful accounts and other reserves	17,562	17,345
Other combined items—OCI only	15,282	17,684

	289,871	286,111
Less: Valuation Allowance	(44,511)	(42,143)

Net deferred income tax assets:	245,360	243,968
Deferred income tax liabilities:
Depreciable and amortizable assets	(322,317)	(342,655)
Other deferred tax liabilities	(2,329)	(2,581)

Net deferred income tax liabilities	$(79,286)	$(101,268)

There was no material impact of deferred taxes recorded in conjunction with the acquisition of Ascend Health Corporation.

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for each of the years ended December 31, 2012, 2011 and 2010 (dollar amounts in thousands):

	2012	2011	2010
Provision for income taxes	$274,616	$247,466	$152,302
Income before income taxes	763,663	696,336	428,097

Effective tax rate	36.0%	35.5%	35.6%

Impacting the effective tax rates during 2012 was approximately $1 million favorable discrete tax item recorded to adjust the estimated liabilities for uncertain tax positions. Impacting the effective tax rates during 2011 was approximately $1 million favorable discrete tax item recorded to adjust the estimated liabilities for uncertain tax positions. Impacting the effective tax rates during 2010 were the following items: (i) $5 million unfavorable discrete tax item recorded to adjust the non-deductible portion of certain transaction costs incurred during 2010 in connection with our acquisition of PSI; (ii) a $4 million unfavorable discrete tax item recorded to adjust for the non-deductible, $9 million charge incurred from split-dollar life insurance agreements entered into during 2010 on the lives of our chief executive officer and his wife, partially offset by; (iii) a $4 million favorable discrete tax item recorded during 2010 to adjust the estimated non-deductible portion of the previously disclosed South Texas Health System settlement with the government based upon the final agreement.

A reconciliation between the federal statutory rate and the effective tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	3.0	2.9	3.1
Nondeductible transaction costs	0.2	—	1.3
Other items	0.1	0.4	0.4
Impact of income attributable to noncontrolling interests	(2.3)	(2.8)	(4.2)

Effective tax rate	36.0%	35.5%	35.6%

Included in “Other current assets” on our Consolidated Balance Sheet are prepaid federal, foreign, and state income taxes amounting to approximately $7 million and $25 million as of December 31, 2012 and 2011, respectively.

The net deferred tax assets and liabilities are comprised as follows (amounts in thousands):

	Year Ended December 31,
	2012	2011
Current deferred taxes
Assets	$105,639	$109,297
Liabilities	(1,178)	(973)

Total deferred taxes-current	104,461	108,324

Noncurrent deferred taxes
Assets	142,065	135,189
Liabilities	(325,812)	(344,781)

Total deferred taxes-noncurrent	(183,747)	(209,592)

Total deferred tax liabilities	$(79,286)	$(101,268)

The assets and liabilities classified as current relate primarily to the allowance for uncollectible patient accounts, compensation-related accruals and the current portion of the temporary differences related to self- insurance reserves. At December 31, 2012, state net operating loss carryforwards (expiring in years 2013 through 2032), and credit carryforwards available to offset future taxable income approximated $959 million, representing approximately $48 million in deferred state tax benefit (net of the federal benefit). At December 31, 2012, related to the acquisition of PSI, there were federal net operating losses of approximately $1 million expiring in 2022 representing approximately $0.4 million in deferred federal tax benefits and foreign net operating loss carryforwards of approximately $9 million expiring through 2021 representing approximately $3 million in deferred foreign tax benefit.

A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on available evidence, it is more likely than not that certain of our state tax benefits will not be realized. Therefore, valuation allowances of approximately $41 million and $39 million have been reflected as of December 31, 2012 and 2011, respectively. During 2012, the valuation allowance on these state tax benefits increased by approximately $2 million due to additional net operating losses incurred. In addition, valuation allowances of approximately $3 million have been reflected as of December 31, 2012 and 2011 related to foreign net operating losses. There were no significant increases in valuation allowances as a result of the acquisition of Ascend Health Corporation.

We adopted the provisions of Accounting for Uncertainty in Income Taxes effective January 1, 2007. During 2012 and 2011, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were increased in the amount of approximately $1 million due to tax positions taken in the current and prior years. There was no significant increase in 2012 attributable to tax positions taken by Ascend Health Corporation on pre-acquisition tax return years. Also during 2012, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were reduced due to the lapse of the statute of limitations resulting in a net income tax benefit of approximately $1 million. The balance at each of December 31, 2012 and 2011, if subsequently recognized, that would favorably affect the effective tax rate and the provision for income taxes is approximately $4 million and $5 million respectively.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of December 31, 2012 and 2011, we have approximately $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2009 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging for 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months however it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

The tabular reconciliation of unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010 is as follows (amounts in thousands).

	As of December 31,
	2012	2011	2010
Balance at January 1,	$7,403	$7,923	$5,754
Additions based on tax positions related to the current year	200	750	1,219
Additions for tax positions of prior years	386	419	2,076
Reductions for tax positions of prior years	(1,165)	(1,628)	(907)
Settlements	—	(61)	(219)

Balance at December 31,	$6,824	$7,403	$7,923

7) LEASE COMMITMENTS

Four of our hospital facilities are held under operating leases with Universal Health Realty Income Trust with terms expiring in 2014 and 2016 (see Note 9 for additional disclosure). We also lease the real property of certain facilities acquired by us in connection with the acquisition of PSI in November, 2010 and the acquisition of Ascend in October, 2012 (see Item 2. Properties for additional disclosure).

A summary of property under capital lease follows (amounts in thousands):

	As of December 31,
	2012	2011
Land, buildings and equipment	$27,836	$37,037
Less: accumulated amortization	(26,540)	(35,264)

	$1,296	$1,773

Future minimum rental payments under lease commitments with a term of more than one year as of December 31, 2012, are as follows (amounts in thousands):

Year	Capital Leases	Operating Leases
	(000s)
2013	$2,162	$58,638
2014	1,369	50,973
2015	1,158	43,496
2016	1,068	36,952
2017	1,077	21,906
Later years	5,117	102,722

Total minimum rental	$11,951	$314,687

Less: Amount representing interest	(3,684)

Present value of minimum rental commitments	8,267
Less: Current portion of capital lease obligations	(1,585)

Long-term portion of capital lease obligations	$6,682

We incurred no additional capital lease obligations during 2012.

8) COMMITMENTS AND CONTINGENCIES

Professional and General Liability, Workers’ Compensation Liability and Property Insurance

Professional and General Liability and Workers Compensation Liability:

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

Prior to our acquisition in November, 2010, the PSI subsidiaries were commercially insured for professional and general liability insurance claims in excess of a $3 million self-insured retention to a limit of $75 million. PSI utilized its captive insurance company and that captive insurance company remains in place after our acquisition of PSI to manage the self-insured retention for all former PSI subsidiaries for claims incurred prior to January 1, 2011. The captive insurance company also continues to insure all professional and general liability claims, regardless of date incurred, for the former PSI subsidiaries located in Florida and Puerto Rico.

Since our acquisition of PSI on November 15, 2010, the former PSI subsidiaries are self-insured for professional and general liability exposure up to $3 million per occurrence and our legacy subsidiaries (which are not former PSI subsidiaries) are self-insured for professional and general liability exposure up to $10 million per occurrence. Effective November, 2010, our subsidiaries (including the former PSI subsidiaries) were provided with several excess policies through commercial insurance carriers which provide for coverage in excess of the applicable per occurrence self-insured retention (either $3 million or $10 million) up to $200 million per occurrence and in the aggregate. We remain liable for 10% of the claims paid pursuant to the commercially insured coverage in excess of $10 million up to $60 million per occurrence and in the aggregate. The 9 behavioral health facilities acquired from Ascend Health Corporation in October, 2012 have general and professional liability policies through commercial insurance carriers which provide for up to $20 million of aggregate coverage, subject to a $10,000 per occurrence deductible. These facilities, like our other facilities, are also provided excess coverage through commercial insurance carriers for coverage in excess of the underlying commercial policy limitations up to $200 million per occurrence and in the aggregate.

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

As of December 31, 2012, the total accrual for our professional and general liability claims, including the estimated claims related to the facilities acquired from PSI, was $279 million, of which $48 million is included in current liabilities. As of December 31, 2011, the total accrual for our professional and general liability claims, including the estimated claims related to the facilities acquired from PSI, was $292 million, of which $60 million is included in current liabilities.

We recorded reductions to our professional and general liability self-insurance reserves (relating to prior years) amounting to $27 million during 2012, $11 million during 2011 and $49 million during 2010. The favorable change recorded during 2012 resulted from favorable changes in our estimated future claims payments pursuant to a reserve analysis. The favorable change recorded during 2011 consisted primarily of third-party recoveries and reserve reductions in connection with PHICO–related claims which we became liable for upon PHICO’s (a former commercial insurance carrier) liquidation in 2002. The favorable changes in our estimated future claims payments recorded during 2010 were due to: (i) an increased weighting given to company-specific metrics (to 75% from 50%), and decreased general industry metrics (to 25% from 50%), related to projected incidents per exposure, historical claims experience and loss development factors; (ii) historical data which measured the realized favorable impact of medical malpractice tort reform experienced in several states in which we operate, and; (iii) a decrease in claims related to certain higher risk specialties (such as obstetrical) due to a continuation of the company-wide patient safety initiative undertaken during the last several years. As the number of our facilities and our patient volumes have increased, thereby providing for a statistically significant data group, and taking into consideration our long-history of company-specific risk management programs and claims experience, our reserve analyses have included a greater emphasis on our historical professional and general liability experience which has developed favorably as compared to general industry trends.

As of December 31, 2012, the total accrual for our workers’ compensation liability claims was $66 million, of which $35 million is included in current liabilities. As of December 31, 2011, the total accrual for our workers’ compensation liability claims was $65 million, of which $34 million is included in current liabilities.

There were no material adjustments to our prior year reserves for workers’ compensation claims recorded during 2012 or 2011. Based upon the results of workers’ compensation reserves analyses, during 2010, we recorded a reduction to our prior year reserves for workers’ compensation claims amounting to $4 million.

Property Insurance:

We have commercial property insurance policies covering catastrophic losses, including windstorm damage, up to a $1 billion policy limit per occurrence, subject to a $250,000 deductible for the majority of our properties (the properties acquired from Psychiatric Solutions, Inc. are subject to a $50,000 deductible). Losses resulting from named windstorms are subject to deductibles between 3% and 5% of the declared total insurable value of the property. In addition, we have commercial property insurance policies covering catastrophic losses resulting from earthquake and flood damage, each subject to aggregated loss limits (as opposed to per occurrence losses). Our earthquake limit is $250 million, subject to a deductible of $250,000, except for facilities located within documented fault zones. Earthquake losses that affect facilities located in fault zones within the United States are subject to a $100 million limit and will have applied deductibles ranging from 1% to 5% of the declared total insurable value of the property. The earthquake limit in Puerto Rico is $25 million. Flood losses have either a $250,000 or $500,000 deductible, based upon the location of the facility. The 9 behavioral health facilities acquired from Ascend Health Corporation in October, 2012 have commercial property insurance policies which provide for full replacement cost coverage, subject to a $10,000 deductible.

Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to litigation, as outlined below.

Two Rivers Psychiatric Hospital:

In April, 2011, the Centers for Medicare and Medicaid Services (“CMS”) issued notice of its decision terminating Two Rivers Psychiatric Hospital (“Two Rivers”) in Kansas City, Missouri from participation in the Medicare and Medicaid program. The termination notice was issued as a result of surveys conducted which allegedly found Two Rivers to be out of compliance with the conditions of participation required for participation in the Medicare program and for Two Rivers’ alleged failure to alleviate an “immediate jeopardy” situation. Two Rivers filed an administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeal Board, Civil Remedies Division, seeking review and reversal of that decision. In addition, Two Rivers filed a complaint in the U.S. District Court for the Western District of Missouri seeking a temporary restraining order and preliminary injunction against CMS rescinding the termination action. Later in April, 2011, the District Court issued a temporary restraining order abating the termination action pending a preliminary injunction hearing or an agreement with CMS. In May, 2011, Two Rivers and CMS entered into a settlement agreement which resulted in the rescission of the termination notice and actions by CMS. Pursuant to the terms of the agreement, Two Rivers was required to submit an acceptable plan of correction relative to the immediate jeopardy citation and engage independent experts in various disciplines to analyze and develop implementation plans for Two Rivers to meet the applicable Medicare conditions of participation. Both of these actions have occurred. Pursuant to the agreement, CMS conducted an initial survey of Two Rivers in April 2012 to determine if the Medicare conditions of participation, which formed the basis of the termination action in April 2011, had been met. In late April, 2012, CMS advised Two Rivers that it has successfully passed this initial survey. Pursuant to the terms of the agreement, a second survey will be conducted in early 2013 to further confirm that Two Rivers is in compliance with all Medicare/Medicaid Conditions of Participation. During the term of this agreement, Two Rivers remains eligible to receive reimbursements for services rendered to Medicare and

Medicaid beneficiaries. Two Rivers remains fully committed to providing high-quality healthcare to their patients and the community it serves. We therefore intend to work expeditiously and collaboratively with CMS in an effort to resolve these matters. We can provide no assurance that Two Rivers will not ultimately lose its Medicare certification. The operating results of Two Rivers did not have a material impact on our consolidated results of operations or financial condition for the years ended December 31, 2012 or 2011.

Office of Inspector General (“OIG”) and Other Government Investigations

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

In July, 2012, one of our subsidiaries, Peachford Behavioral Health System of Atlanta located in Atlanta, Georgia, received a subpoena from the OIG for the Department of Health and Human Services requesting various documents from 2004 to the present. We are in the process of securing and collecting the requested documents for production. At present, we are uncertain as to the focus, scope or extent of the investigation, liability of the facility and/or potential financial exposure, if any, in connection with this matter.

In February, 2013, the OIG served a subpoena requesting various documents from January 2008 to the present directed at Universal Health Services, Inc. (“UHS”) concerning it and UHS of Delaware, Inc., and several UHS owned facilities including: Keys of Carolina, Old Vineyard Behavioral Health, The Meadows Psychiatric Center, Streamwood Behavioral Health, Hartgrove Hospital, Rock River Academy and Residential Treatment Center, Roxbury Treatment Center, Harbor Point Behavioral Health Center, f/k/a, The Pines Residential Treatment Center, including the Crawford, Brighton and Kempsville campuses, Wekiva Springs Center and River Point Behavioral Health. Prior to receiving this subpoena: (i) the Keys of Carolina and Old Vineyard received notification during the second half of 2012 from the United States Department of Justice of its intent to proceed with an investigation following requests for documents from January, 2007 to the present from the North Carolina state Attorney General’s Office; (ii) Harbor Point Behavioral Health Center received a subpoena in December, 2012 from the Attorney General of the Commonwealth of Virginia requesting various documents from July 2006 to the present, and; (iii) The Meadows Psychiatric Center received a subpoena from the OIG in February, 2013 requesting certain documents from 2008 to the present. At present, we are uncertain as to the focus, scope or extent of the investigations, liability of the facilities and/or potential financial exposure, if any, in connection with these matters. Unrelated to these matters, the Keys of Carolina was closed and the real property was sold in January, 2013.

Matters Relating to PSI:

The following matters pertain to PSI or former PSI facilities (owned by subsidiaries of Psychiatric Solutions, Inc.) which were in existence prior to the acquisition of PSI and for which we have assumed the defense as a result of our acquisition which was completed in November, 2010:

Garden City Employees’ Retirement System v. PSI:

This is a purported shareholder class action lawsuit filed in the United States District Court for the Middle District of Tennessee against PSI and the former directors in 2009 alleging violations of federal securities laws. We intend to defend the case vigorously. Should we be deemed liable in this matter, we believe we would be entitled to commercial insurance recoveries for amounts paid by us, subject to certain limitations and deductibles. Included in our consolidated balance sheets as of December 31, 2012 and 2011, is an estimated reserve (current liability) and corresponding commercial insurance recovery (current asset) which did not have a material impact on our financial statements. Although we believe the commercial insurance recoveries are adequate to satisfy potential liability and related legal fees in connection with this matter, we can provide no assurance that the ultimate liability will not exceed the commercial insurance recoveries which would make us liable for the excess.

Department of Justice Investigation of Friends Hospital:

In October, 2010, Friends Hospital in Philadelphia, Pennsylvania, received a subpoena from the DOJ requesting certain documents from the facility. The requested documents have been collected and provided to the DOJ for review and examination. Another subpoena was issued to the facility in July 2011 requesting additional documents, which have been collected and delivered to the DOJ. At present, we are uncertain as to the focus, scope or extent of the investigation, liability of the facility and/or potential financial exposure, if any, in connection with this matter.

Department of Justice Investigation of Riveredge Hospital:

In 2008, Riveredge Hospital in Chicago, Illinois received a subpoena from the DOJ requesting certain information from the facility. Additional requests for documents were also received from the DOJ in 2009 and 2010. The requested documents have been provided to the DOJ. At present, we are uncertain as to the focus, scope or extent of the investigation, liability of the facility and/or potential financial exposure, if any, in connection with this matter.

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

In addition to our long-term debt obligations as discussed in Note 4-Long-Term Debt and our operating lease obligations as discussed in Note 7-Lease Commitments, we have various other contractual commitments outstanding as of December 31, 2012 as follows: (i) other combined estimated future purchase obligations of $290 million related to a long-term contract with third-parties consisting primarily of certain revenue cycle data processing services for our acute care facilities ($106 million), expected future costs to be paid to a third-party vendor in connection with the purchase, implementation and on-going operation of an electronic health records application for each of our acute care facilities ($181 million) and estimated minimum liabilities for physician commitments expected to be paid in the future ($3 million), and; (ii) combined estimated future payments of $225 million related to our non-contributory, defined benefit pension plan ($208 million consisting of estimated payments through 2087) and other retirement plan liabilities ($17 million).

As of December 31, 2012 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of December 31, 2012 totaled $80 million consisting of: (i) $66 million related to our self-insurance programs, and; (ii) $14 million of other debt and public utility guarantees.

9) RELATIONSHIP WITH UNIVERSAL HEALTH REALTY INCOME TRUST AND RELATED PARTY TRANSACTIONS

Relationship with Universal Health Realty Income Trust:

At December 31, 2012, we held approximately 6.2% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $2.1 million during 2012, $2.0 million during 2011 and $1.8 million during 2010.

Our pre-tax share of income from the Trust was $1.2 million during 2012, $4.6 million during 2011 and $1.0 million during 2010, and is included in net revenues in the accompanying consolidated statements of income for each year. Included in our share of the Trust’s income for 2011 was approximately $3.7 million related to our share of the following: (i) an aggregate gain realized by the Trust during 2011 in connection with the sale of medical office buildings by various limited liability companies (“LLCs”) in which the Trust formerly held noncontrolling, majority ownership interests; (ii) an aggregate gain recorded by the Trust during 2011 in connection with its purchases of third-party minority ownership interests in various LLCs in which the Trust formerly held noncontrolling majority ownership interests (the Trust now owns 100% of each of these entities), partially offset by; (iii) a provision for asset impairment recorded by the Trust during 2011 in connection with a medical office building located in Atlanta, Georgia.

The carrying value of our investment in the Trust was $9.3 million and $9.9 million at December 31, 2012 and 2011, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $39.9 million at December 31, 2012 and $30.7 million at December 31, 2011, based on the closing price of the Trust’s stock on the respective dates.

Total rent expense under the operating leases on the four hospital facilities with the Trust (as discussed below) was $16.3 million during each of 2012 and 2011 and $16.2 million during 2010. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds either 100% of the ownership interest or various noncontrolling, majority ownership interests.

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

Split-dollar Life Insurance Agreements:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of our chief executive officer and his wife. As a result of these agreements, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $25 million in premiums and certain trusts, owned by our chief executive officer, would pay approximately $8 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than $33 million representing the $25 million of aggregate premiums paid by us as well as the $8 million of aggregate premiums paid by the trusts. During each of 2012 and 2011, we paid approximately $1.4 million in premium payments and during the fourth quarter of 2010, we paid approximately $6 million in premium payments. These agreements did not have a material effect on our consolidated financial statements or results of operations during 2012 and 2011. Included in our financial statements during 2010, was a pre-tax and after-tax expense of $9 million recorded during the fourth quarter of 2010 representing the present value of our projected premium funding commitment over the terms of the policies.

Other Related Party Transactions:

A member of our Board of Directors and member of the Executive Committee is Of Counsel to the law firm used by us as our principal outside counsel. This Board member is also the trustee of certain trusts for the benefit of our CEO and his family. This law firm also provides personal legal services to our CEO.

10) PENSION PLAN

We maintain contributory and non-contributory retirement plans for eligible employees. Our contributions to the contributory plan amounted to $27.3 million, $21.7 million and $20.8 million in 2012, 2011 and 2010, respectively. The non-contributory plan is a defined benefit pension plan which covers employees of one of our subsidiaries. The benefits are based on years of service and the employee’s highest compensation for any five years of employment. Our funding policy is to contribute annually at least the minimum amount that should be funded in accordance with the provisions of ERISA.

The following table shows the reconciliation of the defined benefit pension plan as of December 31, 2012 and 2011:

	2012	2011
	(000s)
Change in plan assets:
Fair value of plan assets at beginning of year	$87,940	$73,402
Actual return (loss) on plan assets	13,824	5,689
Employer contributions	7,786	14,065
Benefits paid	(4,946)	(4,541)
Administrative expenses	(530)	(675)

Fair value of plan assets at end of year	$104,074	$87,940
Change in benefit obligation:
Benefit obligation at beginning of year	$108,446	$93,513
Service cost	1,144	1,162
Interest cost	4,659	5,047
Benefits paid	(4,946)	(4,541)
Actuarial (gain) loss	5,226	13,265

Benefit obligation at end of year	$114,529	$108,446
Amounts recognized in the Consolidated Balance Sheet:
Other noncurrent liabilities	10,455	20,506

Total liability at end of year	$10,455	$20,506

Additional year end information for Pension Plan
Projected benefit obligation	$114,529	$108,446
Accumulated benefit obligation	112,675	106,609
Fair value of plan assets	104,074	87,940

	2012	2011	2010
	(000s)
Components of net periodic cost (benefit)
Service cost	$1,144	$1,162	$1,140
Interest cost	4,659	5,047	4,958
Expected return on plan assets	(7,301)	(6,566)	(5,151)
Recognized actuarial loss	4,219	2,427	2,538

Net periodic cost	$2,721	$2,070	$3,485

	2012	2011
Measurement Dates
Benefit obligations	12/31/2012	12/31/2011
Fair value of plan assets	12/31/2012	12/31/2011

	2012	2011
Weighted average assumptions as of December 31
Discount rate	4.05%	4.40%
Rate of compensation increase	4.00%	4.00%

	2012	2011	2010
Weighted-average assumptions for net periodic benefit cost calculations
Discount rate	4.40%	5.54%	5.96%
Expected long-term rate at return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

The accumulated benefit obligation was $112,675 and $106,609 as of December 31, 2012 and 2011, respectively. The accumulated benefit obligation exceeded the fair value of plan assets as of December 31, 2012 and 2011. In 2012 and 2011, the accrued pension cost is included in non-current liabilities in the accompanying Consolidated Balance Sheet. We estimate that there will be $3,305 of net loss that will be amortized from accumulated other comprehensive income over the next fiscal year.

Our pension plans assets were $104,074 and $87,940 at December 31, 2012 and 2011, respectively. The market values of our pension plan assets at December 31, 2012 and December 31, 2011 by asset category are as follows:

December 31, 2012	Total	Level 1	Level 2	Level 3
Equities:
U.S. Large Cap	$22,800	$—	$22,800	$—
U.S. Mid Cap	1,566	—	1,566	—
U.S. Small-Mid Cap	7,738	—	7,738	—
U.S. Small Cap	1,583	—	1,583	—
International Developed	10,779	—	10,779	—
Emerging Markets	3,912	—	3,912	—
Fixed income:
Long Duration Fixed Income	51,355	—	51,355	—
Real Estate:
REIT Fund	3,904	—	3,904	—
Cash/Currency:
Cash Equivalents	437	—	437	—

Total market value	$104,074	$—	$104,074	$—

December 31, 2011	Total	Level 1	Level 2	Level 3
Equities:
U.S. Large Cap	$18,921	$—	$18,921	$—
U.S. Mid Cap	1,281	—	1,281	—
U.S. Small-Mid Cap	6,332	—	6,332	—
U.S. Small Cap	1,282	—	1,282	—
International Developed	8,692	—	8,692	—
Emerging Markets	3,123	—	3,123	—
Fixed income:
Long Duration Fixed Income	44,587	—	44,587	—
Real Estate:
REIT Fund	3,269	—	3,269	—
Cash/Currency:
Cash Equivalents	453	—	453	—

Total market value	$87,940	$—	$87,940	$—

To develop the expected long-term rate of return on plan assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

The following table shows expected benefit payments for the years ended December 31, 2012 through 2022 for our defined pension plan. There will be benefit payments under this plan beyond 2022.

Estimated Future Benefit Payments (000s)
2013	$5,451
2014	5,724
2015	5,692
2016	6,182
2017	6,379
2018-2022	34,251

Total	$63,679

	2012	2011
Plan Assets
Asset Category
Equity securities	47%	45%
Fixed income securities	49%	50%
Other	4%	5%

Total	100%	100%

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

	Policy	As of 12/31/12	Permitted Range
Total Equity	46%	47%	43-49%
Total Fixed Income	50%	49%	45-55%
Other	4%	4%	0-10%

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

11) SEGMENT REPORTING

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction and patient accounting as well as the operating results for our other operating entities including outpatient surgery and radiation centers. The chief operating decision making group for our acute care hospital services and behavioral health care services is comprised of our Chief Executive Officer, the President and the Presidents of each operating segment. The Presidents for each operating segment also manage the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in this Annual Report on Form 10-K for the year ended December 31, 2012. The corporate overhead allocations, as reflected below, are utilized for internal reporting purposes and are comprised of each period’s projected corporate-level operating expenses (excluding interest expense). The overhead expenses are captured and allocated directly to each segment, to the extent possible, with the non-directly allocated overhead expenses allocated based upon each segment’s respective percentage of total facility-based operating expenses.

2012	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$12,406,567	$5,764,370	—	$18,170,937
Gross outpatient revenues	$6,134,615	$646,177	$48,183	$6,828,975
Total net revenues	$3,461,416	$3,460,141	$39,843	$6,961,400
Income (loss) before allocation of corporate overhead and income taxes	$337,385	$838,603	($412,325)	$763,663
Allocation of corporate overhead	($162,056)	($84,597)	$246,653	$0
Income (loss) after allocation of corporate overhead and before income taxes	$175,329	$754,006	($165,672)	$763,663
Total assets	$2,984,169	$4,979,965	$236,709	$8,200,843

2011	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$11,770,248	$5,507,728	—	$17,277,976
Gross outpatient revenues	$5,431,146	$606,876	$53,240	$6,091,262
Total net revenues	$3,423,957	$3,308,862	$27,403	$6,760,222
Income (loss) before allocation of corporate overhead and income taxes	$352,931	$729,142	($385,737)	$696,336
Allocation of corporate overhead	($131,225)	($62,710)	$193,935	$0
Income (loss) after allocation of corporate overhead and before income taxes	$221,706	$666,432	($191,802)	$696,336
Total assets	$2,782,102	$4,373,379	$509,764	$7,665,245

2010	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$10,623,407	$2,563,867	—	$13,187,274
Gross outpatient revenues	$4,596,317	$350,192	$49,245	$4,995,754
Total net revenues	$3,272,488	$1,597,022	$30,637	$4,900,147
Income (loss) before allocation of corporate overhead and income taxes	$352,334	$353,046	($277,283)	$428,097
Allocation of corporate overhead	($128,588)	($43,362)	$171,950	$0
Income (loss) after allocation of corporate overhead and before income taxes	$223,746	$309,684	($105,333)	$428,097
Total assets	$2,681,803	$4,360,262	$485,871	$7,527,936

12) QUARTERLY RESULTS (unaudited)

The following tables summarize the quarterly financial data for the two years ended December 31, 2012 and 2011:

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Net revenues	$1,793,036	$1,723,084	$1,680,353	$1,764,927	$6,961,400
Net income	$142,570	$117,444	$81,373	$147,660	$489,047
Less: Net income attributable to noncontrolling interests	$13,963	$9,883	$9,556	$12,199	$45,601

Net income attributable to UHS	$128,607	$107,561	$71,817	$135,461	$443,446

Earnings per share attributable to UHS-Basic:

Total basic earnings per share	$1.33	$1.11	$0.74	$1.39	$4.57

Earnings per share attributable to UHS-Diluted:

Total diluted earnings per share	$1.31	$1.10	$0.73	$1.39	$4.53

The 2012 quarterly financial data presented above includes the following:

First Quarter:

•

a favorable $30.2 million pre-tax impact ($18.8 million, or $.19 per diluted share, net of taxes) resulting from an agreement entered into with the United States Department of Health and Human Services, the Secretary of Health and Human Services, and the Centers for Medicare and Medicaid Services (referred to collectively as “HHS”). This agreement, which was part of an industry-wide settlement with HHS related to litigation that was pending for several years contending that acute care hospitals in the U.S. were underpaid from the Medicare inpatient prospective payment system during a number of prior years;

•

a favorable $7.0 million pre-tax impact ($4.3 million, or $.04 per diluted share, net of taxes) representing the 2011 portion of the net Medicaid supplemental reimbursements we expect to receive pursuant to the Oklahoma Supplemental Hospital Offset Payment Program;

•

an aggregate unfavorable $8.3 million pre-tax impact ($5.1 million, or $.05 per diluted share, net of taxes) resulting from: (i) the revised Supplemental Security Income ratios utilized for calculating Medicare disproportionate share hospital reimbursements for federal fiscal years 2006 through 2009

($2.4 million unfavorable after-tax impact), and; (ii) the write-off of receivables related to revenues recorded during 2011 at two of our acute care hospitals located in Florida resulting from reductions in certain county reimbursements due to reductions in federal matching Inter-Governmental Transfer funds ($2.7 million unfavorable after-tax impact).

Second Quarter:

•	an unfavorable $8.0 million pre-tax impact ($5.0 million, or $.05 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications;

•	a favorable $5.5 million pre-tax impact ($3.4 million, or $.03 per diluted share, net of taxes) representing net Medicaid reimbursements related to prior years.

Third Quarter:

• a favorable $2.2 million pre-tax impact ($1.3 million, or $.01 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications;

• an unfavorable $29.2 million pre-tax impact ($18.1 million, or $0.19 per diluted share, net of taxes) resulting from the write-off of deferred financing costs related to the portion of our Term Loan B credit facility that was extinguished during the third quarter of 2012.

Fourth Quarter:

•	a favorable $26.4 million pre-tax impact ($16.4 million, or $0.17 per diluted share, net of taxes) gain resulting from the sale of an acute care facility located in Auburn, Washington;

•	a favorable $8.9 million pre-tax impact ($5.5 million, or $.06 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications;

•

a favorable $27.2 million pre-tax impact reduction ($15.5 million, or $.16 per diluted share, net of taxes) to our professional and general liability self-insurance reserves relating to years prior to 2012, as discussed in Self-Insured Risks.

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Net revenues	$1,723,296	$1,711,255	$1,662,675	$1,662,996	$6,760,222
Net income	$129,987	$116,034	$94,842	$108,007	$448,870
Less: Net income attributable to noncontrolling interests	$15,794	$12,385	$9,788	$12,736	$50,703

Net income attributable to UHS	$114,193	$103,649	$85,054	$95,271	$398,167

Earnings per share attributable to UHS-Basic:

Total basic earnings per share	$1.17	$1.06	$0.87	$0.99	$4.09

Earnings per share attributable to UHS-Diluted:

Total diluted earnings per share	$1.15	$1.04	$0.86	$0.98	$4.04

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

Certain revisions have been made to correct immaterial errors in the condensed consolidating balance sheet as of December 31, 2011 and the condensed consolidating statements of operations for the twelve months ended December 31, 2011 and 2010, which had the following impact: (i) on the condensed consolidating balance sheet certain noncurrent assets decreased by $53.8 million of the Non-guarantor subsidiaries, with corresponding offsetting adjustments to the same items in the Consolidating Adjustments column; (ii) on the condensed consolidating balance sheet certain noncurrent liabilities decreased by $53.8 million of the Guarantor subsidiaries, with corresponding offsetting adjustments to the same items in the Eliminations column; (iii) on the condensed consolidating statements of operations for the twelve months ended December 31, 2011 interest expense decreased by $87.2 million for the Guarantor Subsidiaries and interest expense increased by $87.2 million for the Non-guarantor Subsidiaries for the twelve months ended December 31, 2011; (iv) net income and net income attributable to UHS for the Guarantor subsidiaries increased by $53.8 million for the twelve months ended December 31, 2011, and net income and Net income attributable to UHS decreased for the Non-guarantor subsidiaries by $53.8 million; (iv) on the condensed consolidating statements of operations for the twelve months ended December 31, 2010, net revenues and other operating expenses increased by $0.3 million for the Parent with corresponding offsetting adjustment to the same items in the Consolidating Adjustments column.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2012

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net revenues before provision for doubtful accounts	$0	$5,152,816	$2,562,781	$(27,526)	$7,688,071
Less: Provision for doubtful accounts	0	411,538	315,133	0	726,671

Net Revenues	0	4,741,278	2,247,648	(27,526)	6,961,400
Operating charges:
Salaries, wages and benefits	0	2,452,187	988,730	0	3,440,917
Other operating expenses	0	899,274	502,592	(25,744)	1,376,122
Supplies expense	0	496,848	302,773	0	799,621
Depreciation and amortization	0	210,867	91,559	0	302,426
Lease and rental expense	0	59,596	37,071	(1,782)	94,885
Transaction costs	0	5,716	0	0	5,716
EHR incentive income	0	(14,284)	(15,754)	0	(30,038)
Costs related to extinguishment of debt	29,170	0	0	0	29,170

	29,170	4,110,204	1,906,971	(27,526)	6,018,819

Income (loss) from operations	(29,170)	631,074	340,677	0	942,581
Interest expense	172,467	3,749	2,702	0	178,918
Interest (income) expense, affiliate	0	93,363	(93,363)	0	0
Equity in net income of consolidated affiliates	(567,906)	(141,983)	0	709,889	0

Income before income taxes	366,269	675,945	431,338	(709,889)	763,663
Provision (benefit) for income taxes	(77,177)	237,072	114,721	0	274,616

Net income	443,446	438,873	316,617	(709,889)	489,047
Less: Income attributable to noncontrolling interests	0	0	45,601	0	45,601

Net income attributable to UHS	$443,446	$438,873	$271,016	$(709,889)	$443,446

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2011

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net revenues before provision for doubtful accounts	$0	$4,917,358	$2,465,916	$(26,476)	$7,356,798
Less: Provision for doubtful accounts	0	340,121	256,455	0	596,576

Net revenues	0	4,577,237	2,209,461	(26,476)	6,760,222
Operating charges:
Salaries, wages and benefits	0	2,371,961	954,417	0	3,326,378
Other operating expenses	200	923,579	454,601	(24,687)	1,353,693
Supplies expense	0	499,200	306,289	0	805,489
Depreciation and amortization	0	207,981	79,230	0	287,211
Lease and rental expense	0	60,768	31,344	(1,789)	90,323

	200	4,063,489	1,825,881	(26,476)	5,863,094

Income (loss) from operations	(200)	513,748	383,580	0	897,128
Interest expense	195,404	3,212	2,176	0	200,792
Interest (income) expense, affiliate	0	87,205	(87,205)	0	0
Equity in net income of consolidated affiliates	(518,797)	(157,009)	0	675,806	0

Income before income taxes	323,193	580,340	468,609	(675,806)	696,336
Provision (benefit) for income taxes	(74,974)	198,091	124,349	0	247,466

Net income	398,167	382,249	344,260	(675,806)	448,870
Less: Income attributable to noncontrolling interests	0	0	50,703	0	50,703

Net income attributable to UHS	$398,167	$382,249	$293,557	$(675,806)	$398,167

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2010

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net revenues before provision for doubtful accounts	$903	$3,494,351	$1,981,571	$(47,592)	$5,429,233
Less: Provision for doubtful accounts	0	272,335	256,751	0	529,086

Net revenues	903	3,222,016	1,724,820	(47,592)	4,900,147
Operating charges:
Salaries, wages and benefits	0	1,611,394	751,989	0	2,363,383
Other operating expenses	0	633,838	381,218	(46,444)	968,612
Supplies expense	0	422,877	294,048	0	716,925
Depreciation and amortization	0	147,645	69,285	0	216,930
Lease and rental expense	0	48,872	27,639	(1,148)	75,363
Transaction costs	0	53,220	0	0	53,220

	0	2,917,846	1,524,179	(47,592)	4,394,433

Income from operations	903	304,170	200,641	0	505,714
Interest expense, net	70,283	6,729	605	0	77,617
Interest (income) expense, affiliate	0	60,876	(60,876)	0	0
Equity in net income of consolidated affiliates	(271,944)	(134,760)	0	406,704	0

Income before income taxes	202,564	371,325	260,912	(406,704)	428,097
Provision (benefit) for income taxes	(27,619)	134,547	45,374	0	152,302

Net income	230,183	236,778	215,538	(406,704)	275,795
Less: Income attributable to noncontrolling interests	0	0	45,612	0	45,612

Net income attributable to UHS	$230,183	$236,778	$169,926	$(406,704)	$230,183

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2012

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net income	$443,446	$438,873	$316,617	$(709,889)	$489,047
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	6,677	0	0	0	6,677
Amortization of terminated hedge	(336)	0	0	0	(336)
Minimum Pension Liability	0	4,986	0	0	4,986

Other comprehensive income before tax	6,341	4,986	0	0	11,327
Income tax expense related to items of other comprehensive income	2,408	1,898	0	0	4,306

Total other comprehensive income, net of tax	3,933	3,088	0	0	7,021

Comprehensive income	447,379	441,961	316,617	(709,889)	496,068
Less: Comprehensive income attributable to noncontrolling interests	0	0	45,601	0	45,601

Comprehensive income attributable to UHS	$447,379	$441,961	$271,016	$(709,889)	$450,467

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2011

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net income	$398,167	$382,249	$344,260	$(675,806)	$448,870
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	(37,477)	0	0	0	(37,477)
Amortization of terminated hedge	(336)	0	0	0	(336)
Minimum Pension Liability	0	(12,397)	0	0	(12,397)

Other comprehensive income before tax	(37,813)	(12,397)	0	0	(50,210)
Income tax expense related to items of other comprehensive income	(14,483)	(4,691)	0	0	(19,174)

Total other comprehensive income, net of tax	(23,330)	(7,706)	0	0	(31,036)

Comprehensive income	374,837	374,543	344,260	(675,806)	417,834
Less: Comprehensive income attributable to noncontrolling interests	0	0	50,703	0	50,703

Comprehensive income attributable to UHS	$374,837	$374,543	$293,557	$(675,806)	$367,131

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2010

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net income	$230,183	$236,778	$215,538	$(406,704)	$275,795
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	1,396	0	0	0	1,396
Amortization of terminated hedge	(336)	0	0	0	(336)
Minimum Pension Liability	0	743	0	0	743

Other comprehensive income before tax	1,060	743	0	0	1,803
Income tax expense related to items of other comprehensive income	408	281	0	0	689

Total other comprehensive income, net of tax	652	462	0	0	1,114

Comprehensive income	230,835	237,240	215,538	(406,704)	276,909
Less: Comprehensive income attributable to noncontrolling interests	0	0	45,612	0	45,612

Comprehensive income attributable to UHS	$230,835	$237,240	$169,926	$(406,704)	$231,297

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Assets
Current assets:
Cash and cash equivalents	$0	$11,949	$11,522	$0	$23,471
Accounts receivable, net	7,154	741,983	318,060	0	1,067,197
Supplies	0	61,100	37,900	0	99,000
Deferred income taxes	61,364	43,555	322	(780)	104,461
Other current assets	2,188	75,117	10,631	0	87,936
Current assets held for sale	0	0	25,431	0	25,431

Total current assets	70,706	933,704	403,866	(780)	1,407,496

Investments in subsidiaries	5,781,479	1,323,832	0	(7,105,311)	0
Intercompany receivable	644,105	0	360,538	(1,004,643)	0
Intercompany note receivable	0	0	1,007,453	(1,007,453)	0
Property and equipment	0	3,867,471	1,500,874	0	5,368,345
Less: accumulated depreciation	0	(1,288,975)	(697,135)	0	(1,986,110)

	0	2,578,496	803,739	0	3,382,235

Other assets:
Goodwill	820	2,554,531	481,414	0	3,036,765
Deferred charges	67,831	5,839	2,218	0	75,888
Other	9,645	209,558	79,256	0	298,459

	$6,574,586	$7,605,960	$3,138,484	$(9,118,187)	$8,200,843

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$0	990	1,599	0	$2,589
Accounts payable and accrued liabilities	10,985	740,484	138,088	0	889,557
Current liabilities held for sale	0	0	850	0	850
Federal and state taxes	0	900	620	(458)	1,062

Total current liabilities	10,985	742,374	141,157	(458)	894,058

Intercompany payable	0	1,004,643	0	(1,004,643)	0
Other noncurrent liabilities	46,048	243,478	105,829	0	395,355
Long-term debt	3,676,940	5,372	45,119	0	3,727,431
Intercompany note payable	0	1,007,453	0	(1,007,453)	0
Deferred income taxes	127,268	56,801	0	(322)	183,747
Redeemable noncontrolling interests	0	0	234,303	0	234,303
UHS common stockholders’ equity	2,713,345	4,545,839	2,559,472	(7,105,311)	2,713,345
Noncontrolling interest	0	0	52,604	0	52,604

Total equity	2,713,345	4,545,839	2,612,076	(7,105,311)	2,765,949

	$6,574,586	$7,605,960	$3,138,484	$(9,118,187)	$8,200,843

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2011

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Assets
Current assets:
Cash and cash equivalents	$0	$33,221	$8,008	$0	$41,229
Accounts receivable, net	8,891	663,593	297,318	0	969,802
Supplies	0	59,467	37,308	0	96,775
Deferred income taxes	67,189	41,755	322	(942)	108,324
Other current assets	33,057	56,864	9,938	0	99,859
Current assets held for sale	0	48,916	0	0	48,916

Total current assets	109,137	903,816	352,894	(942)	1,364,905

Investments in subsidiaries	5,213,573	1,181,849	0	(6,395,422)	0
Intercompany receivable	669,112	0	20,375	(689,487)	0
Intercompany note receivable	0	0	1,148,839	(1,148,839)	0
Property and equipment	0	3,650,025	1,456,135	0	5,106,160
Less: accumulated depreciation	0	(1,184,283)	(633,897)	0	(1,818,180)

	0	2,465,742	822,238	0	3,287,980

Other assets:
Goodwill	820	2,132,103	494,679	0	2,627,602
Deferred charges	103,434	5,972	2,374	0	111,780
Other	10,412	241,107	21,459	0	272,978

	$6,106,488	$6,930,589	$2,862,858	$(8,234,690)	$7,665,245

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$0	$1,133	$1,346	$0	$2,479
Accounts payable and accrued liabilities	14,201	616,026	201,898	0	832,125
Current liabilities held for sale	0	2,329	0	0	2,329
Federal and state taxes	0	0	620	(620)	0

Total current liabilities	14,201	619,488	203,864	(620)	836,933

Intercompany payable	0	689,487	0	(689,487)	0
Other noncurrent liabilities	49,840	249,033	103,035	0	401,908
Long-term debt	3,594,182	3,616	53,630	0	3,651,428
Intercompany note payable	0	1,148,839	0	(1,148,839)	0
Deferred income taxes	151,913	58,001	0	(322)	209,592
Redeemable noncontrolling interests	0	0	218,266	0	218,266
UHS common stockholders’ equity	2,296,352	4,162,125	2,233,297	(6,395,422)	2,296,352
Noncontrolling interest	0	0	50,766	0	50,766

Total equity	2,296,352	4,162,125	2,284,063	(6,395,422)	2,347,118

	$6,106,488	$6,930,589	$2,862,858	$(8,234,690)	$7,665,245

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2012

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net cash provided by (used in) operating activities	$(21,608)	$594,606	$242,273	$0	$815,271

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(312,190)	(51,002)	0	(363,192)
Acquisition of property and businesses	0	(513,596)	(14,251)	0	(527,847)
Proceeds received from sale of assets and businesses	0	142,667	6,644	0	149,311
Costs incurred for purchase and development of electronic health records application	0	(54,362)	0	0	(54,362)
Return of Deposit on terminated purchase agreement	6,500	0	0	0	6,500

Net cash provided by (used in) investing activities	6,500	(737,481)	(58,609)	0	(789,590)

Cash Flows from Financing Activities:
Reduction of long-term debt	(843,002)	0	(8,258)	1,613	(849,647)
Additional borrowings	913,500	1,613	0	(1,613)	913,500
Financing costs	(8,283)	0	0	0	(8,283)
Repurchase of common shares	(19,154)	0	0	0	(19,154)
Dividends paid	(58,395)	0	0	0	(58,395)
Issuance of common stock	5,435	0	0	0	5,435
Profit distributions to noncontrolling interests	0	0	(26,895)	0	(26,895)
Changes in intercompany balances with affiliates, net	25,007	119,990	(144,997)	0	0

Net cash provided by (used in) financing activities	15,108	121,603	(180,150)	0	(43,439)

Increase (decrease) in cash and cash equivalents	0	(21,272)	3,514	0	(17,758)
Cash and cash equivalents, beginning of period	0	33,221	8,008	0	41,229

Cash and cash equivalents, end of period	$0	$11,949	$11,522	$0	$23,471

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2011

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net cash provided by (used in) operating activities	$(4,990)	$518,462	$204,779	$0	$718,251

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(226,848)	(58,834)	0	(285,682)
Acquisition of property and businesses	0	0	(29,466)	0	(29,466)
Proceeds received from sale of assets and businesses	0	0	67,592	0	67,592
Costs incurred for purchase and development of electronic health records application	0	(38,249)	0	0	(38,249)

Net cash used in investing activities	0	(265,097)	(20,708)	0	(285,805)

Cash Flows from Financing Activities:
Reduction of long-term debt	(382,060)	(1,442)	0	1,985	(381,517)
Additional borrowings	98,100	0	1,985	(1,985)	98,100
Financing costs	(23,608)	0	0	0	(23,608)
Repurchase of common shares	(60,482)	0	0	0	(60,482)
Dividends paid	(19,466)	0	0	0	(19,466)
Issuance of common stock	4,779	0	0	0	4,779
Profit distributions to noncontrolling interests	0	0	(38,497)	0	(38,497)
Changes in intercompany balances with affiliates, net	387,727	(240,087)	(147,640)	0	0

Net cash provided by (used in) financing activities	4,990	(241,529)	(184,152)	0	(420,691)

Increase (decrease) in cash and cash equivalents	0	11,836	(81)	0	11,755
Cash and cash equivalents, beginning of period	0	21,385	8,089	0	29,474

Cash and cash equivalents, end of period	$0	$33,221	$8,008	$0	$41,229

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2010

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net cash provided by (used in) operating activities	$(139,226)	$342,633	$297,937	$0	$501,344

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(186,967)	(52,307)	0	(239,274)
Acquisition of property and businesses	0	(1,958,904)	606	0	(1,958,298)
Proceeds received from sale of assets and businesses	0	21,460	0	0	21,460
Costs incurred for purchase and development of electronic health records application	0	(17,971)	0	0	(17,971)

Net cash used in investing activities	0	(2,142,382)	(51,701)	0	(2,194,083)

Cash Flows from Financing Activities:
Reduction of long-term debt	(1,388,679)	(753)	(2,654)	0	(1,392,086)
Additional borrowings	3,266,146	0	0	0	3,266,146
Financing costs	(101,815)	0	0	0	(101,815)
Repurchase of common shares	(11,528)	0	0	0	(11,528)
Dividends paid	(19,422)	0	0	0	(19,422)
Issuance of common stock	3,594	0	0	0	3,594
Profit distributions to noncontrolling interests	0	0	(32,456)	0	(32,456)
Proceeds from sale of noncontrolling interest in majority owned business	0	0	600	0	600
Changes in intercompany balances with affiliates, net	(1,609,070)	1,816,520	(207,450)	0	0

Net cash provided by (used in) by financing activities	139,226	1,815,767	(241,960)	0	1,713,033

Increase (decrease) in cash and cash equivalents	0	16,018	4,276	0	20,294
Cash and cash equivalents, beginning of period	0	5,367	3,813	0	9,180

Cash and cash equivalents, end of period	$0	$21,385	$8,089	$0	$29,474

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Description	Balance at beginning of period	Charges to costs and expenses	Acquisitions of business	Write-off of uncollectible accounts	Balance at end of period
Allowance for doubtful accounts receivable:
Year ended December 31, 2012	$253,405	$726,671	$5,632	$(674,321)	$311,387

Year ended December 31, 2011	$248,622	$613,619	$—	$(608,836)	$253,405

Year ended December 31, 2010	$168,876	$546,909	$56,596	$(523,759)	$248,622

Included in the charges to costs and expenses are $17,043 in 2011 and $17,823 in 2010, related to facilities that were divested or recorded as held for sale during 2012.