Form 10-Q
period 2013-03-31
UNIVERSAL HEALTH SERVICES INC
filed 2013-05-08
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of April 30, 2013:

Class A	6,595,708
Class B	90,724,692
Class C	664,000
Class D	31,870

UNIVERSAL HEALTH SERVICES, INC.

In this Report on Form 10-Q for the quarterly period ended March 31, 2013, “we,” “us,” “our” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries. UHS is a registered trademark of UHS of Delaware, Inc., the management company for, and a wholly-owned subsidiary of Universal Health Services, Inc. Universal Health Services, Inc. is a holding company and operates through its subsidiaries including its management company, UHS of Delaware, Inc. All healthcare and management operations are conducted by subsidiaries of Universal Health Services, Inc. To the extent any reference to “UHS” or “UHS facilities” in this report including letters, narratives or other forms contained herein relates to our healthcare or management operations it is referring to Universal Health Services, Inc.’s subsidiaries including UHS of Delaware, Inc. Further, the terms “we,” “us,” “our” or the “Company” in such context similarly refer to the operations of Universal Health Services Inc.’s subsidiaries including UHS of Delaware, Inc. Any reference to employees or employment contained herein refers to employment with or employees of the subsidiaries of Universal Health Services, Inc. including UHS of Delaware, Inc.

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2013	2012
Net revenues before provision for doubtful accounts	$2,078,348	$1,941,623
Less: Provision for doubtful accounts	246,716	148,587

Net revenues	1,831,632	1,793,036
Operating charges:
Salaries, wages and benefits	902,296	872,114
Other operating expenses	381,007	351,300
Supplies expense	204,642	205,360
Depreciation and amortization	79,812	71,792
Lease and rental expense	24,665	23,442
Electronic health records incentive income	(4,712)	0

	1,587,710	1,524,008

Income from operations	243,922	269,028
Interest expense, net	39,938	46,710

Income before income taxes	203,984	222,318
Provision for income taxes	74,049	79,748

Net income	129,935	142,570
Less: Income attributable to noncontrolling interests	10,151	13,963

Net income attributable to UHS	$119,784	$128,607

Basic earnings per share attributable to UHS	$1.23	$1.33

Diluted earnings per share attributable to UHS	$1.21	$1.31

Weighted average number of common shares - basic	97,711	96,593
Add: Other share equivalents	860	1,198

Weighted average number of common shares and equivalents - diluted	98,571	97,791

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended March 31,
	2013	2012
Net income	$129,935	$142,570
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	4,535	1,615
Amortization of terminated hedge	(84)	(84)

Other comprehensive income before tax	4,451	1,531
Income tax expense related to items of other comprehensive income	1,678	582

Total other comprehensive income, net of tax	2,773	949

Comprehensive income	132,708	143,519
Less: Comprehensive income attributable to noncontrolling interests	10,151	13,963

Comprehensive income attributable to UHS	$122,557	$129,556

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$17,395	$23,471
Accounts receivable, net	1,149,402	1,067,197
Supplies	98,974	99,000
Other current assets	94,147	87,936
Deferred income taxes	120,691	104,461
Assets of facilities held for sale	20,742	25,431

Total current assets	1,501,351	1,407,496

Property and equipment	5,447,227	5,368,345
Less: accumulated depreciation	(2,051,441)	(1,986,110)

	3,395,786	3,382,235

Other assets:
Goodwill	3,041,326	3,036,765
Deferred charges	71,218	75,888
Other	306,827	298,459

	$8,316,508	$8,200,843

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$1,712	$2,589
Accounts payable and accrued liabilities	886,434	889,557
Liabilities of facilities held for sale	836	850
Federal and state taxes	75,087	1,062

Total current liabilities	964,069	894,058

Other noncurrent liabilities	379,723	395,355
Long-term debt	3,668,762	3,727,431
Deferred income taxes	182,575	183,747
Redeemable noncontrolling interests	234,724	234,303
Equity:
UHS common stockholders’ equity	2,834,907	2,713,345
Noncontrolling interest	51,748	52,604

Total equity	2,886,655	2,765,949

	$8,316,508	$8,200,843

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Three months ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$129,935	$142,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	79,923	73,820
Gain on sales of assets and businesses, net of losses	(2,092)	0
Stock-based compensation expense	7,111	5,486
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(81,859)	(146,670)
Accrued interest	11,497	13,280
Accrued and deferred income taxes	68,890	75,471
Other working capital accounts	(39,785)	(48,074)
Other assets and deferred charges	6,662	7,120
Other	1,604	(2,082)
Accrued insurance expense, net of commercial premiums paid	22,962	24,581
Payments made in settlement of self-insurance claims	(17,085)	(18,279)

Net cash provided by operating activities	187,763	127,223

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(95,919)	(92,563)
Proceeds received from sale of assets and businesses	6,657	53,461
Costs incurred for purchase and implementation of electronic health records application	(16,412)	(14,501)
Return of deposit on terminated purchase agreement	0	6,500

Net cash used in investing activities	(105,674)	(47,103)

Cash Flows from Financing Activities:
Reduction of long-term debt	(69,926)	(70,942)
Additional borrowings	9,500	0
Repurchase of common shares	(14,027)	(2,017)
Dividends paid	(4,870)	(4,832)
Issuance of common stock	1,232	1,016
Profit distributions to noncontrolling interests	(10,074)	(2,575)

Net cash used in financing activities	(88,165)	(79,350)

(Decrease) increase in cash and cash equivalents	(6,076)	770
Cash and cash equivalents, beginning of period	23,471	41,229

Cash and cash equivalents, end of period	$17,395	$41,999

Supplemental Disclosures of Cash Flow Information:
Interest paid	$22,982	$25,945

Income taxes paid, net of refunds	$4,908	$3,419

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended March 31, 2013. In this Quarterly Report, “we,” “us,” “our” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

The condensed consolidated financial statements include the accounts of our majority-owned subsidiaries and partnerships and limited liability companies controlled by us, or our subsidiaries, as managing general partner or managing member. The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments (consisting only of normal recurring adjustments) which, in our opinion, are necessary to fairly state results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, significant accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At March 31, 2013, we held approximately 6.2% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying condensed consolidated statements of income, of $571,000 and $515,000 during the three-month periods ended March 31, 2013 and 2012, respectively. Our pre-tax share of income from the Trust was $300,000 for each of the three-month periods ended March 31, 2013 and 2012. The carrying value of this investment was $8.8 million and $9.3 million at March 31, 2013 and December 31, 2012, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of this investment, based on the closing price of the Trust’s stock on the respective dates, was $45.4 million at March 31, 2013 and $39.9 million at December 31, 2012.

Total rent expense under the operating leases on the hospital facilities with the Trust was $4.1 million during each of the three-month periods ended March 31, 2013 and 2012. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds either 100% ownership interests or non-controlling majority ownership interests.

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

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of our chief executive officer and his wife. As a result of these agreements, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $25 million in premiums and certain trusts, owned by our chief executive officer, would pay approximately $8 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than $33 million representing the $25 million of aggregate premiums paid by us as well as the $8 million of aggregate premiums paid by the trusts. These agreements did not have a material effect on our consolidated financial statements or results of operations during 2012 or the first three months of 2013.

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

Outside owners hold noncontrolling, minority ownership interests of: (i) approximately 28% in our five acute care facilities located in Las Vegas, Nevada; (ii) 20% in an acute care facility located in Washington, D.C.; (iii) approximately 11% in an acute care facility located in Laredo, Texas, and; (iv) 20% in a behavioral health care facility located in Philadelphia, Pennsylvania. The redeemable noncontrolling interest balances of $235 million and $234 million as of March 31, 2013 and December 31, 2012, respectively, and the noncontrolling interest balances of $52 million and $53 million as of March 31, 2013 and December 31, 2012, respectively, consist primarily of the third-party ownership interests in these hospitals.

In connection with the five acute care facilities located in Las Vegas, Nevada, the minority ownership interests of which are reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owners have certain “put rights”, that are currently exercisable, that if exercised, require us to purchase the minority member’s interests at fair market value. The put rights are exercisable upon the occurrence of: (i) certain specified financial conditions falling below established thresholds; (ii) breach of the management contract by the managing member (a subsidiary of ours), or; (iii) if the minority member’s ownership percentage is reduced to less than certain thresholds. In connection with the behavioral health care facility located in Philadelphia, Pennsylvania, the minority ownership interest of which is also reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owner has a “put option” to put its entire ownership interest to us at any time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value. As of March 31, 2013, we believe the fair market value of the minority ownership interests in these facilities approximates the book value of the redeemable noncontrolling interests.

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

The Credit Agreement, as amended on September 21, 2012, is a senior secured facility which provided for an initial aggregate commitment amount of $3.43 billion, comprised of an $800 million revolving credit facility, a $988 million Term Loan-A facility, a $746 million Term Loan-B facility and a $900 million Term Loan-A2 facility. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by substantially all of the assets of the Company and our material subsidiaries and guaranteed by our material subsidiaries.

Borrowings under the Credit Agreement bear interest at either (1) the ABR rate which is defined as the rate per annum equal to, at our election: the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month Eurodollar rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit, Term Loan-A and Term Loan-A2 borrowings and 1.75% to 2.00% for Term Loan B borrowings or (2) the one, two, three or six month Eurodollar rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit, Term Loan-A and Term Loan-A2 borrowings and ranging from 2.75% to 3.00% for Term Loan-B borrowings. The current applicable margins are 0.75% for ABR-based loans, 1.75% for Eurodollar-based loans under the revolving credit, Term Loan-A and Term Loan-A2 facilities and 2.75% under the Term Loan-B facility. The minimum Eurodollar rate for the Term Loan-B facility is 1.00% (“LIBOR Floor”).

As of March 31, 2013, we had $660 million of available borrowing capacity pursuant to the terms of our $800 million revolving credit facility, net of $119 million of outstanding borrowings (including borrowings outstanding pursuant to a short-term, on-demand credit facility) and $21 million of outstanding letters of credit. As of March 31, 2013, we had $15 million of outstanding borrowings under a short-term, on-demand credit facility. Outstanding borrowings pursuant to this facility are classified as long-term on our Consolidated Balance Sheet since we have the intent and ability to refinance through available borrowings under the terms of our Credit Agreement.

During the first quarter of 2013, we made scheduled principal payments of $18 million on the Term Loan-A and Term Loan A2 facilities. Quarterly installment payments (“Installment Payments”) are due on the Term Loan-A and Term Loan-A2 facilities which, during 2013 and 2014, approximate $54 million during the remaining nine months of 2013 and $72 million in 2014. No Installment Payments are due on the Term Loan-B facility. The Installment Payments due during the remainder of 2013 and the first quarter of 2014 on the Term Loan-A and Term Loan-A2 facilities are classified as long-term on our Consolidated Balance Sheet since we expect to have the borrowing capacity and intend to refinance through available borrowings under the terms of our Credit Agreement.

Our accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks was amended in October, 2010. We increased the size of the Securitization from $200 million to $240 million (the “Commitments”), and extended the maturity date to October 25, 2013. In May, 2012, we further increased the size of the securitization by $35 million to $275 million. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of 0.475% and there is a facility fee of 0.375% required on 102% on the Commitments. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization; the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At March 31, 2013, we had $257 million of outstanding borrowings and $18 million of additional capacity pursuant to the terms of our accounts receivable securitization program. In the event we do not either enter into a new financing agreement, or an agreement to extend the scheduled maturity date of the Securitization, we expect to have the borrowing capacity and intend to refinance the Securitization upon its scheduled maturity utilizing borrowings under our Credit Agreement. Therefore, outstanding borrowings as of March 31, 2013 under the Securitization are classified as long-term on our Consolidated Balance Sheet.

Our $250 million, 7.00% senior unsecured notes (the “Unsecured Notes”) are scheduled to mature on October 1, 2018. The Unsecured Notes were issued on September 29, 2010 and registered in April, 2011. Interest on the Unsecured Note is payable semiannually in arrears on April 1st and October 1st of each year. The Unsecured Notes can be redeemed in whole at anytime subject to a make-whole call at treasury rate plus 50 basis points prior to October 1, 2014. They are also redeemable in whole or in part at a price of: (i) 103.5% on or after October 1, 2014; (ii) 101.75% on or after October 1, 2015, and; (iii) 100% on or after October 1, 2016. These Unsecured Notes are guaranteed by a group of subsidiaries (each of which is a 100% directly or indirectly owned subsidiary of Universal Health Services, Inc.) which fully and unconditionally guarantee the Unsecured Notes on a joint and several basis, subject to certain customary automatic release provisions.

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

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates and dividends; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of March 31, 2013.

As of March 31, 2013, the carrying value of our debt was $3.67 billion and the fair-value of our debt was $3.75 billion. The fair value of our debt was computed based upon quotes received from financial institutions and we consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during 2012 and the first quarter of 2013 and determined the hedges to be highly effective. We also determined that any portion of the hedges deemed to be ineffective was de minimis and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. However, at March 31, 2013, each swap agreement entered into by us was in a net liability position which would require us to make the net settlement payments to the counterparties. We do not anticipate nonperformance by our counterparties. We do not hold or issue derivative financial instruments for trading purposes.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based primarily on quotes from banks. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. The fair value of our interest rate swaps was an aggregate gross and net liability of $36 million at March 31, 2013, of which $18 million is included accounts payable and accrued liabilities and $18 million is included in other noncurrent liabilities on the accompanying balance sheet. The fair value of our interest rate swaps was an aggregate gross and net liability of $41 million at December 31, 2012, substantially all of which is included in other noncurrent liabilities on the accompanying balance sheet.

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

As of March 31, 2013, the total accrual for our professional and general liability claims, including the estimated claims related to the facilities acquired from PSI, was $284 million, of which $48 million is included in current liabilities. As of December 31, 2012, the total accrual for our professional and general liability claims, including the estimated claims related to the facilities acquired from PSI, was $279 million, of which $48 million is included in current liabilities.

As of both March 31, 2013 and December 31, 2012, the total accrual for our workers’ compensation liability claims was $66 million, of which $35 million is included in current liabilities.

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

Other

As of March 31, 2013 and December 31, 2012, our accounts receivable includes approximately $72 million and $70 million, respectively, due from Illinois. Collection of these receivables continues to be delayed due to state budgetary and funding pressures. Approximately $46 million as of March 31, 2013 and $51 million as of December 31, 2012, of the receivables due from Illinois have been outstanding in excess of 60 days, as of each respective date. We received approximately $47 million of cash from Illinois in April, 2013, a substantial portion of which applies to the state’s outstanding receivables as of March 31, 2013. Although the remaining accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

As of March 31, 2013 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of March 31, 2013 totaled $85 million consisting of: (i) $70 million related to our self-insurance programs, and; (ii) $15 million of other debt and public utility guarantees.

Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to litigation, as outlined below.

Two Rivers Psychiatric Hospital:

In April, 2011, the Centers for Medicare and Medicaid Services (“CMS”) issued notice of its decision terminating Two Rivers Psychiatric Hospital (“Two Rivers”) in Kansas City, Missouri from participation in the Medicare and Medicaid program. The termination notice was issued as a result of surveys conducted which allegedly found Two Rivers to be out of compliance with the conditions of participation required for participation in the Medicare program and for Two Rivers’ alleged failure to alleviate an “immediate jeopardy” situation. Two Rivers filed an administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeal Board, Civil Remedies Division, seeking review and reversal of that decision. In addition, Two Rivers filed a complaint in the U.S. District Court for the Western District of Missouri seeking a temporary restraining order and preliminary injunction against CMS rescinding the termination action. Later in April, 2011, the District Court issued a temporary restraining order abating the termination action pending a preliminary injunction hearing or an agreement with CMS. In May, 2011, Two Rivers and CMS entered into a settlement agreement which resulted in the rescission of the termination notice and actions by CMS. Pursuant to the terms of the agreement, Two Rivers was required to submit an acceptable plan of correction relative to the immediate jeopardy citation and engage independent experts in various disciplines to analyze and develop implementation plans for Two Rivers to meet the applicable Medicare conditions of participation. Both of these actions have occurred. Pursuant to the agreement, CMS conducted an initial survey of Two Rivers in April 2012 to determine if the Medicare conditions of participation, which formed the basis of the termination action in April 2011, had been met. In late April, 2012, CMS advised Two Rivers that it had successfully passed this initial survey. Pursuant to the terms of the agreement, a second survey was conducted in late February, 2013 to further confirm that Two Rivers was in compliance with all Medicare/Medicaid Conditions of Participation. In March 2013, CMS notified Two Rivers that it had successfully passed this second survey and had been restored to deemed status. Accordingly, all terms and conditions of the May 2011 settlement agreement have been successfully completed. During the term of this agreement, Two Rivers remained eligible to receive reimbursements for services rendered to Medicare and Medicaid beneficiaries.

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

In February, 2013, the OIG served a subpoena requesting various documents from January 2008 to the present directed at Universal Health Services, Inc. (“UHS”) concerning it and UHS of Delaware, Inc., and several UHS owned facilities including: Keys of Carolina, Old Vineyard Behavioral Health, The Meadows Psychiatric Center, Streamwood Behavioral Health, Hartgrove Hospital, Rock River Academy and Residential Treatment Center, Roxbury Treatment Center, Harbor Point Behavioral Health Center, f/k/a,

The Pines Residential Treatment Center, including the Crawford, Brighton and Kempsville campuses, Wekiva Springs Center and River Point Behavioral Health. Prior to receiving this subpoena: (i) the Keys of Carolina and Old Vineyard received notification during the second half of 2012 from the United States Department of Justice of its intent to proceed with an investigation following requests for documents from January, 2007 to the present from the North Carolina state Attorney General’s Office; (ii) Harbor Point Behavioral Health Center received a subpoena in December, 2012 from the Attorney General of the Commonwealth of Virginia requesting various documents from July 2006 to the present, and; (iii) The Meadows Psychiatric Center received a subpoena from the OIG in February, 2013 requesting certain documents from 2008 to the present. In April 2013, the OIG served facility specific subpoenas on Wekiva Springs Center and River Point Behavioral Health requesting various documents from January 2005 to the present. At present, we are uncertain as to the focus, scope or extent of the investigations, liability of the facilities and/or potential financial exposure, if any, in connection with these matters. Unrelated to these matters, the Keys of Carolina was closed and the real property was sold in January, 2013.

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

(6) Segment Reporting

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction and patient accounting as well as the operating results for our other operating entities including outpatient surgery and radiation centers. The chief operating decision making group for our acute care hospital services and behavioral health care services is comprised of the Chief Executive Officer, the President and the Presidents of each operating segment. The Presidents of each operating segment also manage the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2012.

	Three months ended March 31, 2013
	Acute Care	Behavioral
	Hospital	Health		Total
	Services	Services	Other	Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$3,507,270	$1,576,148	—	$5,083,418
Gross outpatient revenues	$1,651,575	$185,802	$10,848	$1,848,225
Total net revenues	$908,734	$909,544	$13,354	$1,831,632
Income/(loss) before allocation of corporate overhead and income taxes	$80,629	$220,775	($97,420)	$203,984
Allocation of corporate overhead	($46,112)	($22,367)	$68,479	0
Income/(loss) after allocation of corporate overhead and before income taxes	$34,517	$198,408	($28,941)	$203,984
Total assets as of 3/31/13	$3,077,881	$4,963,760	$274,867	$8,316,508

	Three months ended March 31, 2012
	Acute Care	Behavioral
	Hospital	Health		Total
	Services	Services	Other	Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$3,278,155	$1,415,538	—	$4,693,693
Gross outpatient revenues	$1,548,850	$160,673	$12,270	$1,721,793
Total net revenues	$926,531	$860,320	$6,185	$1,793,036
Income/(loss) before allocation of corporate overhead and income taxes	$130,310	$200,925	($108,917)	$222,318
Allocation of corporate overhead	($39,359)	($20,964)	$60,323	0
Income/(loss) after allocation of corporate overhead and before income taxes	$90,951	$179,961	($48,594)	$222,318
Total assets as of 3/31/12	$2,878,318	$4,414,995	$489,968	$7,783,281

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2013	2012
Basic and Diluted:
Net income attributable to UHS	$119,784	$128,607
Less: Net income attributable to unvested restricted share grants	(69)	(168)

Net income attributable to UHS – basic and diluted	$119,715	$128,439

Weighted average number of common shares—basic	97,711	96,593
Net effect of dilutive stock options and grants based on the treasury stock method	860	1,198

Weighted average number of common shares and equivalents—diluted	98,571	97,791

Earnings per basic share attributable to UHS:	$1.23	$1.33

Earnings per diluted share attributable to UHS:	$1.21	$1.31

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. There were no anti-dilutive stock options during the three months ended March 31, 2013. The excluded weighted-average stock options totaled 2.7 million for the three months ended March 31, 2012. All classes of our common stock have the same dividend rights.

Stock-Based Compensation: During the three-month periods ended March 31, 2013 and 2012, compensation cost of $6.7 million ($4.2 million after-tax) and $4.9 million ($3.0 million after-tax), respectively, was recognized related to outstanding stock options. In addition, during the three-month periods ended March 31, 2013 and 2012, compensation cost of approximately $405,000 ($252,000 after-tax) and $577,000 ($359,000 after-tax), respectively, was recognized related to restricted stock. As of March 31, 2013 there was $58.6 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 3.0 years. There were 2,841,400 stock options granted (net of cancellations) during the first three months of 2013 with a weighted-average grant date fair value of $13.30 per share.

(8) Dispositions and acquisitions

Three-month periods ended March 31, 2013 and 2012:

Acquisitions:

There were no acquisitions during the three-month periods ended March 31, 2013 or 2012.

Divestitures:

During the first quarter of 2013, we received aggregate cash proceeds of approximately $7 million for the divestiture of certain real property, including two previously closed facilities. The pre-tax net gain on these divestitures did not have a material impact on our consolidated results of operations during the first quarter of 2013.

During the first quarter of 2012, we received aggregate cash proceeds of approximately $53 million for the divestiture of: (i) the Hospital San Juan Capestrano, a 108-bed behavioral health care facility located in Rio Piedras, Puerto Rico, that was sold in January, 2012 pursuant to our agreement with the Federal Trade Commission in connection with our acquisition of Psychiatric Solutions, Inc., and; (ii) the real property of a previously closed behavioral health care facility. The pre-tax net gain on these divestitures did not have a material impact on our consolidated results of operations during the first quarter of 2012.

(9) Dividends

We declared and paid dividends of $4.9 million, or $.05 per share, during the first quarter of 2013 and $4.8 million, or $.05 per share, during the first quarter of 2012.

(10) Pension Plan

The following table shows the components of net periodic pension cost for our defined benefit pension plan as of March 31, 2013 and 2012 (amounts in thousands):

	Three months ended March 31,
	2013	2012
Service cost	$253	$286
Interest cost	1,034	1,165
Expected return on assets	(1,366)	(1,540)
Recognized actuarial loss	936	1,055

Net periodic pension cost	$857	$966

During the three months ended March 31, 2013, there were no contributions made to our pension plan.

(11) Income Taxes

As of January 1, 2013, our unrecognized tax benefits were approximately $7 million. The amount, if recognized, that would affect the effective tax rate is approximately $4 million. During the quarter ended March 31, 2013, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of March 31, 2013, we have approximately $2 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2009 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months.

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Net revenues before provision for doubtful accounts	$0	$1,421,852	$663,206	$(6,710)	$2,078,348
Less: Provision for doubtful accounts	0	149,768	96,948	0	246,716

Net revenues	0	1,272,084	566,258	(6,710)	1,831,632

Operating charges:
Salaries, wages and benefits	0	645,594	256,702	0	902,296
Other operating expenses	0	244,419	143,203	(6,615)	381,007
Supplies expense	0	128,710	75,932	0	204,642
Depreciation and amortization	0	55,779	24,033	0	79,812
Lease and rental expense	0	15,675	9,085	(95)	24,665
EHR incentive income	0	(3,116)	(1,596)	0	(4,712)

	0	1,087,061	507,359	(6,710)	1,587,710

Income from operations	0	185,023	58,899	0	243,922
Interest expense	37,946	854	1,138	0	39,938
Interest (income) expense, affiliate	0	24,391	(24,391)	0	0
Equity in net income of consolidated affiliates	(143,206)	(31,781)	0	174,987	0

Income before income taxes	105,260	191,559	82,152	(174,987)	203,984
Provision for income taxes	(14,524)	65,323	23,250	0	74,049

Net income	119,784	126,236	58,902	(174,987)	129,935
Less: Income attributable to noncontrolling interests	0	0	10,151	0	10,151

Net income attributable to UHS	$119,784	$126,236	$48,751	$(174,987)	$119,784

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Net revenues before provision for doubtful accounts	$0	$1,333,465	$614,484	$(6,326)	$1,941,623
Less: Provision for doubtful accounts	0	89,378	59,209	0	148,587

Net revenues	0	1,244,087	555,275	(6,326)	1,793,036

Operating charges:
Salaries, wages and benefits	0	621,064	251,050	0	872,114
Other operating expenses	0	235,828	121,703	(6,231)	351,300
Supplies expense	0	128,309	77,051	0	205,360
Depreciation and amortization	0	51,260	20,532	0	71,792
Lease and rental expense	0	14,844	8,693	(95)	23,442

	0	1,051,305	479,029	(6,326)	1,524,008

Income from operations	0	192,782	76,246	0	269,028
Interest expense, net	45,154	787	769	0	46,710
Interest (income) expense, affiliate	0	22,782	(22,782)	0	0
Equity in net income of consolidated affiliates	(156,478)	(41,077)	0	197,555	0

Income before income taxes	111,324	210,290	98,259	(197,555)	222,318
Provision for income taxes	(17,283)	74,108	22,923	0	79,748

Net income	128,607	136,182	75,336	(197,555)	142,570
Less: Income attributable to noncontrolling interests	0	0	13,963	0	13,963

Net income attributable to UHS	$128,607	$136,182	$61,373	$(197,555)	$128,607

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Net income	$119,784	$126,236	$58,902	$(174,987)	$129,935
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	4,535	0	0	0	4,535
Amortization of terminated hedge	(84)	0	0	0	(84)

Other comprehensive income before tax	4,451	0	0	0	4,451
Income tax expense related to items of other comprehensive income	1,678	0	0	0	1,678

Total other comprehensive income, net of tax	2,773	0	0	0	2,773

Comprehensive income	122,557	126,236	58,902	(174,987)	132,708
Less: Comprehensive income attributable to noncontrolling interests	0	0	10,151	0	10,151

Comprehensive income attributable to UHS	$122,557	$126,236	$48,751	$(174,987)	$122,557

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2013

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Assets
Current assets:
Cash and cash equivalents	$0	$8,317	$9,078	$0	$17,395
Accounts receivable, net	6,797	796,571	346,034	0	1,149,402
Supplies	0	60,735	38,239	0	98,974
Other current assets	0	84,202	12,511	(2,566)	94,147
Deferred income taxes	77,130	43,561	322	(322)	120,691
Assets of facilities held for sale	0	0	20,742	0	20,742

Total current assets	83,927	993,386	426,926	(2,888)	1,501,351

Investments in subsidiaries	5,924,685	1,355,613	0	(7,280,298)	0
Intercompany receivable	643,775	0	386,624	(1,030,399)	0
Intercompany note receivable	0	0	1,007,453	(1,007,453)	0
Property and equipment	0	3,923,685	1,523,542	0	5,447,227
Less: accumulated depreciation	0	(1,337,761)	(713,680)	0	(2,051,441)

	0	2,585,924	809,862	0	3,395,786

Other assets:
Goodwill	820	2,554,835	485,671	0	3,041,326
Deferred charges	63,493	5,547	2,178	0	71,218
Other	8,451	223,952	74,424	0	306,827

	$6,725,151	$7,719,257	$3,193,138	$(9,321,038)	$8,316,508

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$0	$803	$909	$0	$1,712
Accounts payable and accrued liabilities	43,325	692,530	150,579	0	886,434
Liabilities of facilities held for sale	0	0	836	0	836
Federal and state taxes	73,779	813	495	0	75,087

Total current liabilities	117,104	694,146	152,819	0	964,069

Intercompany payable	0	1,032,965	0	(1,032,965)	0
Other noncurrent liabilities	23,336	250,523	105,864	0	379,723
Long-term debt	3,623,708	5,294	39,760	0	3,668,762
Intercompany note payable	0	1,007,453	0	(1,007,453)	0
Deferred income taxes	126,096	56,801	0	(322)	182,575
Redeemable noncontrolling interests	0	0	234,724	0	234,724
UHS common stockholders’ equity	2,834,907	4,672,075	2,608,223	(7,280,298)	2,834,907
Noncontrolling interest	0	0	51,748	0	51,748

Total equity	2,834,907	4,672,075	2,659,971	(7,280,298)	2,886,655

	$6,725,151	$7,719,257	$3,193,138	$(9,321,038)	$8,316,508

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Assets
Current assets:
Cash and cash equivalents	$0	$11,949	$11,522	$0	$23,471
Accounts receivable, net	7,154	741,983	318,060	0	1,067,197
Supplies	0	61,100	37,900	0	99,000
Other current assets	2,188	75,117	10,631	0	87,936
Deferred income taxes	61,364	43,555	322	(780)	104,461
Assets of facilities held for sale	0	0	25,431	0	25,431

Total current assets	70,706	933,704	403,866	(780)	1,407,496

Investments in subsidiaries	5,781,479	1,323,832	0	(7,105,311)	0
Intercompany receivable	644,105	0	360,538	(1,004,643)	0
Intercompany note receivable	0	0	1,007,453	(1,007,453)	0
Property and equipment	0	3,867,471	1,500,874	0	5,368,345
Less: accumulated depreciation	0	(1,288,975)	(697,135)	0	(1,986,110)

	0	2,578,496	803,739	0	3,382,235

Other assets:
Goodwill	820	2,554,531	481,414	0	3,036,765
Deferred charges	67,831	5,839	2,218	0	75,888
Other	9,645	209,558	79,256	0	298,459

	$6,574,586	$7,605,960	$3,138,484	$(9,118,187)	$8,200,843

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$0	$990	$1,599	$0	$2,589
Accounts payable and accrued liabilities	10,985	740,484	138,088	0	889,557
Liabilities of facilities held for sale	0	0	850	0	850
Federal and state taxes	0	900	620	(458)	1,062

Total current liabilities	10,985	742,374	141,157	(458)	894,058

Intercompany payable	0	1,004,643	0	(1,004,643)	0
Other noncurrent liabilities	46,048	243,478	105,829	0	395,355
Long-term debt	3,676,940	5,372	45,119	0	3,727,431
Intercompany note payable	0	1,007,453	0	(1,007,453)	0
Deferred income taxes	127,268	56,801	0	(322)	183,747
Redeemable noncontrolling interests	0	0	234,303	0	234,303
UHS common stockholders’ equity	2,713,345	4,545,839	2,559,472	(7,105,311)	2,713,345
Noncontrolling interest	0	0	52,604	0	52,604

Total equity	2,713,345	4,545,839	2,612,076	(7,105,311)	2,765,949

	$6,574,586	$7,605,960	$3,138,484	$(9,118,187)	$8,200,843

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Net cash provided by operating activities	$74,013	35,367	78,383	$0	$187,763

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(54,822)	(41,097)	0	(95,919)
Proceeds received from sale of assets and businesses	0	4,178	2,479	0	6,657
Acquisition of property and businesses	0	0	0		0
Costs incurred for purchase and implementation of electronic health records application	0	(16,412)	0	0	(16,412)
Return of deposit on terminated purchase agreement	0	0	0	0	0

Net cash used in investing activities	0	(67,056)	(38,618)	0	(105,674)

Cash Flows from Financing Activities:
Reduction of long-term debt	(63,612)	(265)	(6,049)	0	(69,926)
Additional borrowings	9,500	0	0	0	9,500
Repurchase of common shares	(14,027)	0	0	0	(14,027)
Dividends paid	(4,870)	0	0	0	(4,870)
Issuance of common stock	1,232	0	0	0	1,232
Profit distributions to noncontrolling interests	0	0	(10,074)	0	(10,074)
Changes in intercompany balances with affiliates, net	(2,236)	28,322	(26,086)	0	0

Net cash (used in) provided by financing activities	(74,013)	28,057	(42,209)	0	(88,165)

Decrease in cash and cash equivalents	0	(3,632)	(2,444)	0	(6,076)
Cash and cash equivalents, beginning of period	0	11,949	11,522	0	23,471

Cash and cash equivalents, end of period	$0	$8,317	$9,078	$0	$17,395

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Net cash provided by operating activities	$93,390	$10,893	22,940	$0	$127,223

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(79,339)	(13,224)	0	(92,563)
Proceeds received from sale of assets and businesses	0	49,984	3,477	0	53,461
Costs incurred for purchase and implementation of electronic health records application	0	(14,501)	0	0	(14,501)
Return of deposit on terminated purchase agreement	0	6,500	0	0	6,500

Net cash used in investing activities	0	(37,356)	(9,747)	0	(47,103)

Cash Flows from Financing Activities:
Reduction of long-term debt	(69,052)	(305)	(1,585)	0	(70,942)
Repurchase of common shares	(2,017)	0	0	0	(2,017)
Dividends paid	(4,832)	0	0	0	(4,832)
Issuance of common stock	1,016	0	0	0	1,016
Profit distributions to noncontrolling interests	0	0	(2,575)	0	(2,575)
Changes in intercompany balances with affiliates, net	(18,505)	26,964	(8,459)	0	0

Net cash (used in) provided by financing activities	(93,390)	26,659	(12,619)	0	(79,350)

Increase in cash and cash equivalents	0	196	574	0	770
Cash and cash equivalents, beginning of period	0	33,221	8,008	0	41,229

Cash and cash equivalents, end of period	$0	$33,417	$8,582	$0	$41,999

(13) Recent Accounting Standards

In February 2013, the Financial Accounting Standards Board issued an Accounting Standards Update on reporting of amounts reclassified out of accumulated other comprehensive income. This guidance, which is effective for fiscal years beginning after December 15, 2012, requires companies to provide information about amounts reclassified out of accumulated other comprehensive income by component (the respective line items of the income statement). The adoption of this standard on January 1, 2013 had no impact on our financial position or overall results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of March 31, 2013, we owned and/or operated 23 acute care hospitals and 197 behavioral health centers located in 37 states, Washington, D.C., Puerto Rico and the U.S. Virgin Islands. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 5 surgical hospitals and surgery and radiation oncology centers located in 4 states. In October, 2012, we acquired Ascend Health Corporation (“Ascend”). Ascend was the largest private behavioral health provider with 9 owned or leased freestanding inpatient facilities located in 5 states.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 50% and 52% during the three-month periods ended March 31, 2013 and 2012, respectively. Net revenues from our behavioral health care facilities accounted for 50% and 48% during the three-month periods ended March 31, 2013 and 2012, respectively.

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

Forward-Looking Statements and Risk Factors

You should carefully review the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. This Quarterly Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements. In evaluating those statements, you should specifically consider various factors, including the risks related to healthcare industry trends and those detailed in our filings with the SEC including those set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2012 in Item 1A Risk Factors and in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements and Risk Factors. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

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

•

our level of indebtedness has increased substantially as a result of our 2010 acquisition of PSI, and increased more as a result of our acquisition of Ascend Health Corporation in October, 2012, which could, among other things, adversely affect our ability to raise additional capital to fund operations, limit our ability to react to changes in the economy or our industry and could potentially prevent us from meeting our obligations under the agreements related to our indebtedness;

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

•

in March, 2010, the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act were enacted into law and created significant changes to health insurance coverage for U.S. citizens as well as material revisions to the federal Medicare and state Medicaid programs. The two combined primary goals of these acts are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses. Medicare, Medicaid and other health care industry changes are scheduled to be implemented at various times during this decade. We cannot predict the effect, if any, these enactments will have on our future results of operations;

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

•

in August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. The 2011 Act imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year (approximately $39 million annual reduction to our Medicare net revenues effective as of April 1, 2013) with a uniform percentage reduction across all Medicare programs. We cannot predict whether Congress will attempt to suspend or restructure the automatic budget cuts or what other deficit reduction initiatives may be proposed by Congress;

•

as of March 31, 2013 and December 31, 2012, our accounts receivable includes approximately $72 million and $70 million, respectively, due from Illinois. Collection of these receivables continues to be delayed due to state budgetary and funding pressures. Approximately $46 million as of March 31, 2013 and $51 million as of December 31, 2012, of the receivables due from Illinois have been outstanding in excess of 60 days, as of each respective date. We received approximately $47 million of cash from Illinois in April, 2013, a substantial portion of which applies to the state’s outstanding receivables as of March 31, 2013. Although the remaining accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We consider our critical accounting policies to be those that require us to make significant judgments and estimates when we prepare our consolidated financial statements. For a summary of our significant accounting policies, please see Note 1 to the Consolidated Financial Statements as included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 36% and 39% of our net patient revenues during the three-month periods ended March 31, 2013 and 2012, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs, accounted for 48% of our net patient revenues during each of the three-month periods ended March 31, 2013 and 2012.

Provision for Doubtful Accounts: On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. Our accounts receivable are recorded net of allowance for doubtful accounts of $367 million at March 31, 2013 and $311 million at December 31, 2012.

As of March 31, 2013 and December 31, 2012, our accounts receivable includes approximately $72 million and $70 million, respectively, due from Illinois. Collection of these receivables continues to be delayed due to state budgetary and funding pressures. Approximately $46 million as of March 31, 2013 and $51 million as of December 31, 2012, of the receivables due from Illinois have been outstanding in excess of 60 days, as of each respective date. We received approximately $47 million of cash from Illinois in April, 2013, a substantial portion of which applies to the state’s outstanding receivables as of March 31, 2013. Although the remaining accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

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

Results of Operations

Three-month periods ended March 31, 2013 and 2012:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended March 31, 2013 and 2012 (dollar amounts in thousands):

	Three months ended		Three months ended
	March 31, 2013		March 31, 2012
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$2,078,348		$1,941,623
Less: Provision for doubtful accounts	246,716		148,587

Net revenues	1,831,632	100.0%	1,793,036	100.0%
Operating charges:
Salaries, wages and benefits	902,296	49.3%	872,114	48.6%
Other operating expenses	381,007	20.8%	351,300	19.6%
Supplies expense	204,642	11.2%	205,360	11.5%
Depreciation and amortization	79,812	4.4%	71,792	4.0%
Lease and rental expense	24,665	1.3%	23,442	1.3%
EHR incentive income	(4,712)	-0.3%	0	0.0%

Subtotal-operating expenses	1,587,710	86.7%	1,524,008	85.0%

Income from operations	243,922	13.3%	269,028	15.0%
Interest expense, net	39,938	2.2%	46,710	2.6%

Income before income taxes	203,984	11.1%	222,318	12.4%
Provision for income taxes	74,049	4.0%	79,748	4.4%

Net income	129,935	7.1%	142,570	8.0%
Less: Income attributable to noncontrolling interests	10,151	0.6%	13,963	0.8%

Net income attributable to UHS	$119,784	6.5%	$128,607	7.2%

Net revenues increased 2% or $39 million to $1.83 billion during the three-month period ended March 31, 2013 as compared to $1.79 billion during the comparable quarter of the prior year. The net increase was attributable to: (i) a $27 million or 2% increase in net revenues generated at our acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”); (ii) the revenues generated during the first quarter of 2013 at the nine behavioral health facilities acquired from Ascend Health Corporation in October, 2012, partially offset by; (iii) a net decrease from other combined changes due primarily to $36 million of net revenues recorded during the first quarter of 2012 resulting from an industry-wide settlement with the United States Department of Health and Human Services, the Secretary of Health and Human Services, and the Centers for Medicare and Medicaid Services, related to underpayments of Medicare inpatient prospective payments during a number of prior years.

Income before income taxes (before deduction for income attributable to noncontrolling interests) decreased $18 million to $204 million during the three-month period ended March 31, 2013 as compared to $222 million during the comparable quarter of the prior year. The net decrease in our income before income taxes during the first quarter of 2013, as compared to the comparable prior year quarter, was due to:

a.	a decrease of $27 million at our acute care facilities as discussed below in Acute Care Hospital Services, excluding impact of the items mentioned in c., d., and g. below;

b.	an increase of $27 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, excluding the impact of the item mentioned in e. below;

c.	a decrease of $33 million (net of related expenses) resulting from the pre-tax income recorded during the first quarter of 2012 related to an agreement, which was part of an industry-wide settlement related to underpayments of Medicare inpatient prospective payments during a number of prior years, entered into with the United States Department of Health and Human Services, the Secretary of Health and Human Services, and the Centers for Medicare and Medicaid Services;

d.	a net aggregate increase of $11 million resulting from the following unfavorable items recorded during the first quarter of 2012: (i) the revised Supplemental Security Income ratios utilized for calculating Medicare disproportionate share hospital reimbursements for federal fiscal years 2006 through 2009 ($7 million unfavorable impact), and; (ii) the write-off of receivables related to revenues recorded during 2011 at two of our acute care hospitals located in Florida resulting from reductions in certain county reimbursements due to reductions in federal matching Inter-Governmental Transfer funds ($4 million unfavorable impact);

e.	a decrease of $7 million resulting from the pre-tax income recorded during the first quarter of 2012 representing the 2011 portion of the net Medicaid supplemental reimbursements earned pursuant to the Oklahoma Supplemental Hospital Offset Payment Program (“SHOPP”);

f.	an increase of $7 million due to a decrease in interest expense resulting primarily from a decrease in our average effective interest rate;

g.	a decrease of $1 million related to the incentive income, net of expenses, recorded during the first quarter of 2013 in connection with the implementation of EHR applications at our acute care hospitals, and;

h.	$5 million of other combined net increases.

Net income attributable to UHS decreased $9 million to $120 million during the three-month period ended March 31, 2013 as compared to $129 million during the comparable prior year quarter. The decrease during the first quarter of 2013, as compared to the comparable prior year quarter, consisted of:

•	a decrease of $18 million in income before income taxes, as discussed above;

•	an increase of $4 million due to a decrease in income attributable to noncontrolling interests, and;

•

an increase of $5 million resulting primarily from a decrease in the provision for income taxes resulting from the income tax benefit recorded on the $14 million decrease in pre-tax income ($18 million decrease in income before income taxes and the $4 million increase in income due to a decrease in the income attributable to noncontrolling interests).

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

The following table summarizes the results of operations for our acute care facilities, on a same facility and all acute care basis, and is used in the discussion below for the three-month periods ended March 31, 2013 and 2012 (dollar amounts in thousands):

	Three months ended		Three months ended
	March 31, 2013		March 31, 2012
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$1,126,777		$1,027,342
Less: Provision for doubtful accounts	218,043		125,364

Net revenues	908,734	100.0%	901,978	100.0%
Operating charges:
Salaries, wages and benefits	403,677	44.4%	392,313	43.5%
Other operating expenses	198,853	21.9%	179,216	19.9%
Supplies expense	160,604	17.7%	159,308	17.7%
Depreciation and amortization	47,499	5.2%	47,256	5.2%
Lease and rental expense	14,601	1.6%	14,352	1.6%

Subtotal-operating expenses	825,234	90.8%	792,445	87.9%

Income from operations	83,500	9.2%	109,533	12.1%
Interest expense, net	1,137	0.1%	1,178	0.1%

Income before income taxes	82,363	9.1%	108,355	12.0%

During the three-month period ended March 31, 2013, as compared to the comparable prior year quarter, net revenues at our acute care hospitals, on a same facility basis, increased $7 million or 0.7%. Income before income taxes (and before income attributable to noncontrolling interests) decreased $26 million or 24% to $82 million or 9.1% of net revenues during the first quarter of 2013 as compared to $108 million or 12.0% of net revenues during the comparable prior year quarter.

During the three-month period ended March 31, 2013, as compared to the comparable prior year quarter, inpatient admissions to our acute care facilities decreased 1.3% and adjusted admissions (adjusted for outpatient activity) decreased 1.5%. Patient days at these facilities increased 0.2% during the first quarter of 2013 and adjusted patient days increased 0.1% during the three-month period ended March 31, 2013 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.6 days and 4.5 days during the three-month periods ended March 31, 2013 and 2012, respectively. The occupancy rate, based on the average available beds at these facilities, was 60% during each of the three-month periods ended March 31, 2013 and 2012. During the three-month period ended March 31, 2013, net revenue per adjusted admission increased 2.2% and net revenue per adjusted patient day increased 0.6%, as compared to the comparable quarter of the prior year.

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

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three-month periods ended March 31, 2013 and 2012:

Uncompensated care (in millions):

	Three Months Ended March 31, 2013%		Three Months Ended March 31, 2012%
Charity care	$142	62%	$260	83%
Uninsured discounts	88	38%	52	17%

Total uncompensated care	$230	100%	$312	100%

The decrease in the total uncompensated care recorded at our acute care hospitals during the first quarter of 2013, as compared to the first quarter of 2012, was offset by an increase in the provision for doubtful accounts which amounted to $218 million during the first quarter of 2013 as compared to $125 million during the first quarter of 2012.

The estimated costs of providing uncompensated care as reflected below were based on a calculation which multiplied the percentage of operating expenses for our acute care hospitals to gross charges for those hospitals by the above-mentioned total uncompensated care amounts. Amounts included in the provision for doubtful accounts, which as mentioned above increased during the first quarter of 2013, as compared to the comparable quarter of 2012, are not included in the calculation of estimated costs of providing uncompensated care. The percentage of cost to gross charges is calculated based on the total operating expenses for our acute care facilities (excluding provision for doubtful accounts) divided by gross patient service revenue for those facilities. An increase in the level of uninsured patients to our facilities and the resulting adverse trends in the provision for doubtful accounts and uncompensated care provided could have a material unfavorable impact on our future operating results.

Estimated cost of providing uncompensated care (in millions):

	Three Months Ended
	March 31, 2013	March 31, 2012
Estimated cost of providing charity care	$23	$42
Estimated cost of providing uninsured discounts related care	14	9

Estimated cost of providing uncompensated care	$37	$51

All Acute Care Hospitals

The following table summarizes the results of operations for our acute care hospitals for the three-month periods ended March 31, 2013 and 2012. Included in the financial results below, in addition to our acute care hospitals’ same facility basis financial results as discussed above, were the following items, the majority of which apply to the first quarter of 2012:

•

a net favorable impact of $33 million ($36 million of net revenues and $3 million of related operating expenses) recorded during the first quarter of 2012 resulting from an agreement, which was part of an industry-wide settlement related to underpayments of Medicare inpatient prospective payments during a number of prior years, entered into with the United States Department of Health and Human Services, the Secretary of Health and Human Services, and the Centers for Medicare and Medicaid Services;

•

an aggregate unfavorable impact of $11 million recorded during the first quarter of 2012 resulting from a $7 million reduction to net revenues from the revised Supplemental Security Income ratios utilized for calculating Medicare disproportionate share hospital reimbursements for federal fiscal years 2006 through 2009 and a $4 million reduction to net revenues resulting from the write-off of receivables related to revenues recorded during 2011 at two of our acute care hospitals located in Florida resulting from reductions in certain county reimbursements due to reductions in federal matching Inter-Governmental Transfer funds, and;

•

a net charge of $1 million recorded during the first quarter of 2013 related to the incentive income ($5 million) and expenses ($6 million) recorded in connection with the implementation of EHR applications at our acute care hospitals.

	Three months ended		Three months ended
	March 31, 2013		March 31, 2012
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$1,126,777		$1,051,895
Less: Provision for doubtful accounts	218,043		125,364

Net revenues	908,734	100.0%	926,531	100.0%
Operating charges:
Salaries, wages and benefits	404,511	44.5%	392,313	42.3%
Other operating expenses	198,961	21.9%	181,814	19.6%
Supplies expense	160,610	17.7%	159,308	17.2%
Depreciation and amortization	52,986	5.8%	47,256	5.1%
Lease and rental expense	14,612	1.6%	14,352	1.5%
EHR incentive income	(4,712)	-0.5%	0	0.0%

Subtotal-operating expenses	826,968	91.0%	795,043	85.8%

Income from operations	81,766	9.0%	131,488	14.2%
Interest expense, net	1,137	0.1%	1,178	0.1%

Income before income taxes	80,629	8.9%	130,310	14.1%

Behavioral Health Services

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussion below for the three-month periods ended March 31, 2013 and 2012 (dollar amounts in thousands):

Same Facility—Behavioral Health

	Three months ended		Three months ended
	March 31, 2013		March 31, 2012
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$890,565		$866,967
Less: Provision for doubtful accounts	26,588		23,018

Net revenues	863,977	100.0%	843,949	100.0%
Operating charges:
Salaries, wages and benefits	426,613	49.4%	423,161	50.1%
Other operating expenses	151,142	17.5%	150,481	17.8%
Supplies expense	40,458	4.7%	44,134	5.2%
Depreciation and amortization	23,809	2.8%	22,205	2.6%
Lease and rental expense	8,161	0.9%	8,033	1.0%

Subtotal-operating expenses	650,183	75.3%	648,014	76.8%

Income from operations	213,794	24.7%	195,935	23.2%
Interest expense, net	858	0.1%	377	0.0%

Income before income taxes	212,936	24.6%	195,558	23.2%

On a same facility basis, during the first quarter of 2013, as compared to the first quarter of 2012, net revenues at our behavioral health care facilities increased 2% or $20 million to $864 million from $844 million. Income before income taxes increased $17 million or 9% to $213 million or 24.6% of net revenues during the three-month period ended March 31, 2013, as compared to $196 million or 23.2% of net revenues during the comparable prior year quarter.

On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities increased 0.5% and 0.6%, respectively, during the three-month period ended March 31, 2013 as compared to the comparable quarter of the prior year. Patient days and adjusted patient days decreased 0.3% and 0.2%, respectively, during the three-month period ended March 31, 2013 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 13.5 days and 13.6 days during the three-month periods ended March 31, 2013 and 2012, respectively. The occupancy rate, based on the average available beds at these facilities, was 76% and 75% during the three-month periods ended March 31, 2013 and 2012, respectively. During the three-month period ended March 31, 2013, net revenue per adjusted admission increased 1.8% and net revenue per adjusted patient day increased 2.6%, as compared to the comparable quarter of the prior year.

All Behavioral Health Care Facilities

The following table summarizes the results of operations for our behavioral health care facilities for the three-month periods ended March 31, 2013 and 2012. Included in the financial results below, in addition to our behavioral health care facilities’ same facility basis financial results as discussed above, were the following:

•	the financial results for the first quarter of 2013 for the nine behavioral health care facilities acquired from Ascend Health Corporation in October, 2012, and;

•

$7 million of net revenues recorded during the first quarter of 2012 representing the 2011 portion of the net Medicaid supplemental reimbursements earned pursuant to the Oklahoma Supplemental Hospital Offset Payment Program.

	Three months ended		Three months ended
	March 31, 2013		March 31, 2012
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$938,151		$883,588
Less: Provision for doubtful accounts	28,607		23,268

Net revenues	909,544	100.0%	860,320	100.0%
Operating charges:
Salaries, wages and benefits	451,888	49.7%	432,203	50.2%
Other operating expenses	158,246	17.4%	150,732	17.5%
Supplies expense	42,962	4.7%	44,673	5.2%
Depreciation and amortization	25,042	2.8%	22,871	2.7%
Lease and rental expense	9,773	1.1%	8,539	1.0%

Subtotal-operating expenses	687,911	75.6%	659,018	76.6%

Income from operations	221,633	24.4%	201,302	23.4%
Interest expense, net	858	0.1%	377	0.0%

Income before income taxes	220,775	24.3%	200,925	23.4%

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

The following table shows the approximate percentages of net patient revenue for the three month period ended March 31, 2013 and 2012 presented on: (i) a combined basis for both our acute care and behavioral health facilities; (ii) for our acute care facilities only, and; (iii) for our behavioral health facilities only:

Acute Care and Behavioral Health Facilities Combined

	Percentage of Net Patient Revenues
	Three Months Ended March 31,
	2013	2012
Third Party Payors:
Medicare	23%	24%
Medicaid	13%	15%
Managed Care (HMO and PPOs)	48%	48%
Other Sources	16%	13%

Total	100%	100%

Acute Care Facilities

	Percentage of Net Patient Revenues
	Three Months Ended March 31,
	2013	2012
Third Party Payors:
Medicare	28%	29%
Medicaid	5%	7%
Managed Care (HMO and PPOs)	55%	55%
Other Sources	12%	9%

Total	100%	100%

Behavioral Health Facilities

	Percentage of Net Patient Revenues
	Three Months Ended March 31,
	2013	2012
Third Party Payors:
Medicare	19%	18%
Medicaid	22%	24%
Managed Care (HMO and PPOs)	41%	40%
Other Sources	18%	18%

Total	100%	100%

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

In August, 2011, the Centers for Medicare and Medicaid Services (“CMS”) published its final IPPS 2012 payment rule which provided for a 3.0% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform productivity adjustments are considered, we estimate that our overall increase from the final federal fiscal year 2012 rule was approximately 0.6%. CMS also includes a 2.0% market basket reduction related to prior year documentation and coding adjustments as well as a 1.1% increase related to the correction of a prior year wage index budget neutrality adjustment. In addition, as outlined in the Sources of Revenues and Health Care Reform discussion below, CMS was also required by federal law to reduce the update factor by 0.10% in federal fiscal year 2012. The impact from this IPPS rule noted above reflects all of the adjustments described in this paragraph.

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

In April, 2013, CMS published its proposed IPPS 2014 payment rule which provides for a 2.5% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform mandated adjustments are considered, we estimate our overall increase from the proposed federal fiscal year 2014 rule (covering the period of October 1, 2013 through September 30, 2014) will approximate 0.1%. This projected impact from the IPPS 2014 proposed rule includes both the impact of the American Taxpayer Relief Act (“ATRA”) of 2012 documentation and coding adjustment and the required Affordable Care Act Medicare Disproportionate Share Hospital (“DSH”) net reduction, as discussed below, however, it excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, as discussed below.

In August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. Included in this law are the imposition of annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Committee, which was responsible for developing recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year (approximately $39 million annual reduction to our Medicare net revenues effective as of April 1, 2013) with a uniform percentage reduction across all Medicare programs.

On January 2, 2013, the ATRA of 2012 was enacted which, among other things, includes a requirement for CMS to recoup $11 billion from hospitals from Medicare IPPS rates during federal fiscal years 2014 to 2017. The recoupment relates to IPPS documentation and coding adjustments for the period 2008 to 2013 for which adjustments were not previously applied by CMS. In the 2014 IPPS proposed rule, CMS is proposing a -0.8% recoupment adjustment as the first step in this recovery process. CMS expects to make similar adjustments in federal fiscal years 2015, 2016, and 2017 in order to recover the entire $11 billion. This adjustment is reflected in the 2014 IPPS estimated impact amount noted above.

During 2012, we recorded approximately $100 million in Medicare DSH payments from the Medicare traditional fee for service. In April, 2013, CMS issued a proposed rule that implements Medicare regulations regarding this provision of the Affordable Care Act. We do not expect this proposed rule, if made final by CMS, to materially impact our Medicare fee for service payments in federal fiscal year 2014.

On January 1, 2005, CMS implemented a new Psychiatric Prospective Payment System (“Psych PPS”) for inpatient services furnished by psychiatric hospitals under the Medicare program. This system replaced the cost-based reimbursement guidelines with a per diem Psych PPS with adjustments to account for certain facility and patient characteristics. The Psych PPS also contained provisions for outlier payments and an adjustment to a psychiatric hospital’s base payment if it maintains a full-service emergency department. In April, 2011 CMS published its final Psych PPS rule for the fifteen month period July 1, 2011 to September 30, 2012. The market basket increase for this time period was 2.95%, which included a 0.25% reduction required by the federal Health Care Reform legislation enacted in 2010. In August, 2012 CMS published the federal year 2013 Psych PPS rate notice. The market basket increase for this period is 2.7% less required Health Care Reform legislation reductions totaling 0.8% for a net market basket increase of 1.9%. In August 2012, CMS published its final Psych PPS rule for the federal fiscal year beginning October 1, 2012. That final rule contains a Psych PPS market basket update of 2.7%, which is reduced by 0.7% to reflect a productivity adjustment, and reduced by 0.1% to reflect an “other adjustment” required by the Social Security Act for rate years 2010 through 2019.

In November, 2011, CMS published its annual final Medicare Outpatient Prospective Payment System (“OPPS”) rule for 2012. The market basket increase to the OPPS base rate is 3.0%. In addition, as outlined in the Sources of Revenues and Health Care Reform discussion below, CMS is also required by federal law to reduce the update factor by 0.1% in federal fiscal year 2012 and to reduce the annual update by a productivity adjustment which is 1.1%. In the final rule, CMS also implemented a significant decrease in the 2012 Medicare rates for both hospital-based and community mental health center partial hospitalization programs. When other statutorily required adjustments, hospital patient service mix and the aforementioned partial hospitalization rates are considered, our overall Medicare OPPS payment decrease for 2012 was estimated to be approximately 0.7%. Excluding the behavioral health division partial hospitalization rate impact, our Medicare OPPS payment increase for 2012 was approximately 2.1%.

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

We entered into an agreement in April, 2012 with the United States Department of Health and Human Services, the Secretary of Health and Human Services, and CMS (referred to collectively as “HHS”) that resulted in an aggregate cash payment to us of approximately $36 million which was received during 2012. After reductions for related expenses and the portion attributable to third-party non-controlling ownership interests, this settlement favorably impacted our 2012 pre-tax consolidated financial results by approximately $30 million (recorded during the first quarter of 2012). This agreement was part of an industry-wide settlement with HHS related to litigation that was pending for several years contending that acute care hospitals in the U.S. were underpaid from the Medicare inpatient prospective payment system during a number of prior years. The underpayments resulted from calculations related to rural floor budget neutrality adjustments that were implemented in connection with the Balanced Budget Act of 1997.

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

We receive Medicaid revenues in excess of $90 million annually from each of Texas, Pennsylvania, Washington, D.C., Virginia, Illinois and Massachusetts, making us particularly sensitive to reductions in Medicaid and other state based revenue programs (which have been implemented in various forms with respect to our areas of operation in the respective 2013 state fiscal years) as well as regulatory, economic, environmental and competitive changes in those states. In the states in which we operate, based upon the state budgets for the 2012 fiscal year (which generally began at various times during the second half of 2011), we estimate that, on a blended basis, our aggregate Medicaid rates have been reduced by approximately 3% to 4% (or approximately $45 million to $55 million annually) from the average rates in effect during the states’ 2011 fiscal years (which generally ended during the third quarter of 2011). Our consolidated results of operations during 2012 and 2011 include the pro rata portion of these Medicaid rate reductions. Based upon the state budgets for the 2013 fiscal year (which generally began at various times during the second half of 2012), we estimate that, on a blended basis, our aggregate Medicaid rates will be reduced by approximately 1% (or approximately $15 million annually) from the average rates in effect during the states’ 2012 fiscal years (which generally ended during the third quarter of 2012). The Affordable Care Act substantially increases the federally and state-funded Medicaid insurance program, and authorizes states to establish federally subsidized non-Medicaid health plans for low-income residents not eligible for Medicaid starting in 2014. However, the Supreme Court has struck down portions of the Affordable Care Act requiring states to expand their Medicaid programs in exchange for increased federal funding. Accordingly, there can be no assurance that states in which we operate will expand Medicaid coverage to individuals at 133% of the federal poverty level. Facilities in states not opting to expand Medicaid coverage under the Affordable Care Act may be additionally penalized by corresponding reductions to Medicaid disproportionate share hospital payments, as discussed below. We can provide no assurance that further reductions to Medicaid revenues, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

Certain of our acute care hospitals located in various counties of Texas (Hidalgo, Maverick, Potter and Webb) participate in CMS-approved private Medicaid supplemental payment (“UPL”) programs. These hospitals also have affiliation agreements with third-party hospitals to provide free hospital and physician care to qualifying indigent residents of these counties. Our hospitals receive both UPL payments from the Medicaid program and indigent care payments from third-party, affiliated hospitals. The UPL payments are contingent on the county or hospital district making an Inter-Governmental Transfer (“IGT”) to the state Medicaid program while the indigent care payment is contingent on a transfer of funds from the applicable affiliated hospitals. For the quarters ending March 31, 2013 and March 31, 2012, we recorded net UPL and affiliated hospital indigent care revenues of $11 million and $6 million, respectively. If the applicable hospital district or county makes IGTs consistent with 2012 levels, and without giving effect to potential reductions resulting from the February, 2013 THHSC proposed rule, or the potential additional Medicaid UPL revenues related to an affiliation agreement with a government entity, both of which are discussed below, we believe we would be entitled to aggregate net revenues earned pursuant to these programs of approximately $25 million during the state fiscal year state 2013 which ends on September 30, 2013.

For state fiscal year 2013, Texas Medicaid will continue to operate under a CMS-approved Section 1115 five-year Medicaid waiver demonstration program. During the first five years of this program that started in state fiscal year 2012, the Texas Health and Human Services Commission (“THHSC”) transitioned away from UPL payments to new waiver incentive payment programs. During the first year of transition, which commenced on October 1, 2011, THHSC made payments to Medicaid UPL recipient providers that received payments during the state’s prior fiscal year. During transition years two through five, THHSC will make incentive payments under the program after certain qualifying criteria are met by hospitals. UPL payments are also subject to an aggregate statewide caps based on CMS approved Medicaid waiver amounts. In February, 2013, THHSC proposed a rule that indicates that any required statewide UPL payment reductions will be applied a pro rata basis to all UPL payment recipients. Although our future UPL payments in Texas may be adversely impacted by this proposed rule, we are unable to estimate the potential impact on us since the amount of the statewide pro rata UPL payment reduction, if any, has not yet been determined by THHSC. Beginning in 2013, we are entitled to additional Medicaid UPL payments pursuant to an indigent care affiliation agreement entered into between a government entity and one of our acute care hospitals located in Texas (estimated to have a net favorable pre-tax impact of approximately $11 million annually). Consistent with other Medicaid UPL programs in Texas, these potential additional Medicaid UPL payments will be contingent on voluntary IGTs made by the government entity.

We incur health-care related taxes (“Provider Taxes”) imposed by states in the form of a licensing fee, assessment or other mandatory payment which are related to: (i) healthcare items or services; (ii) the provision of, or the authority to provide, the health care items of services, or; (iii) the payment for the health care items or services. Such Provider Taxes are subject to various federal regulations that limit the scope and amount of the taxes that can be levied by states in order to secure federal matching dollars as part of their respective state Medicaid programs. We derive a related Medicaid reimbursement benefit from assessed Provider Taxes in the form of Medicaid claims based payment increases and/or lump sum Medicaid supplemental payments. Including the impact of the Oklahoma, Supplemental Hospital Offset Payment Program, that was initiated during the first quarter of 2012 (retroactive to July, 2011), we earned an aggregate net benefit of approximately $11 million and $16 million during the quarters ended March 31, 2013 and March 31, 2012, respectively. We estimate that our aggregate net benefit from Provider Tax programs will approximate $48 million during 2013. The aggregate net benefit is earned from multiple states and therefore no particular state’s portion is individually material to our consolidated financial statements. However, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our consolidated future results of operations.

In California, a Medicaid state plan amendment (“SPA”) was submitted to CMS by the state requesting and extension of a prior provider tax and related Medicaid supplemental payment program retroactive to July 1, 2011 through December 31, 2013. In June, 2012, CMS approved a portion of the SPA which did not have a material impact on our consolidated financial statements during the three-month periods ended March 31, 2013 or 2012. Approval of the additional SPA component related to Medicaid managed care supplemental payments would have a favorable impact on our future results of operations.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The South Carolina and Texas DSH programs were renewed for each state’s 2013 DSH fiscal year (covering the period of October 1, 2012 through September 30, 2013). In February, 2013, the THHSC published a proposed rule that included amounts that are expected to be similar to the 2012 fiscal year program amounts, assuming the Texas DSH program is funded by the public hospitals for the state’s 2013 DSH fiscal year. In connection with these DSH programs, included in our financial results was an aggregate of $11 million during each of the three-month periods ended March 31, 2013 and March 31, 2012. Assuming that the Texas and South Carolina programs are renewed for each state’s 2014 fiscal years, at amounts similar to the 2013 fiscal year estimates, we estimate our aggregate reimbursements pursuant to these programs to be approximately $43 million during 2013. Failure to renew these DSH programs beyond their scheduled termination dates, failure of the public hospitals to provide the necessary IGTs for the states’ share of the DSH programs, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations. The Affordable Care Act provides for a significant reduction in Medicaid disproportionate share payments beginning in 2014. The U.S. Department of Health and Human Services is to determine the amount of Medicaid DSH payment cuts imposed on each state based on a defined methodology. As Medicaid DSH payments to states will be cut, consequently, payments to Medicaid-participating providers, including our hospitals in Texas and South Carolina, will likely be reduced in the coming years.

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

During 2011, we began implementing EHR applications at certain of our acute care hospitals and will continue to do so, on a hospital-by-hospital basis, until completion which is scheduled to occur by the end of June, 2013. As of March 31, 2013, EHR applications have been implemented at eighteen of our acute care hospitals. Our acute care hospitals will be eligible for Medicare and Medicaid EHR incentive payments upon implementation of the EHR application, assuming they meet the “meaningful use” criteria. As of March 31, 2013, thirteen hospitals met the “meaningful use” criteria.

Our consolidated results of operations for the three-month period ended March 31, 2013 includes a net pre-tax charge of $524,000 recorded in connection with the implementation of EHR applications. Included in this net pre-tax charge was approximately $4.7 million of EHR incentive income offset by $5.2 million of net expenses, which consisted primarily of depreciation and amortization expense.

As of March 31, 2013, we received an aggregate of approximately $42 million of Medicare ($19 million) and Medicaid ($23 million) EHR incentive payments. These payments, which are/were reflected as deferred EHR incentive income on our consolidated balance sheet (included in other current liabilities), will be/were recorded as EHR incentive income in our consolidated statements of income in the applicable periods pursuant to our EHR incentive income accounting policies, as disclosed above. From 2011 through March 31, 2013, we have recorded an aggregate of approximately $35 million of EHR incentive income. Upon meeting the “meaningful use” criteria, our hospitals may become entitled to additional Medicaid incentive payments in future periods.

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

In March, 2010, the Health Care and Education Reconciliation Act of 2010 (H.R. 4872, P.L. 111-152), (the “Reconciliation Act”) and the Patient Protection and Affordable Care Act (P.L. 111-148), (the “Affordable Care Act”), were enacted into law and created significant changes to health insurance coverage for U.S. citizens as well as material revisions to the federal Medicare and state Medicaid programs. As outlined below, Medicare, Medicaid and other health care industry changes were first implemented beginning in 2010. A summary of the various changes that have been implemented, or are scheduled to be implemented, are noted below.

Implemented Medicare Reductions and Reforms:

•	The Reconciliation Act reduced the market basket update for inpatient and outpatient hospitals and inpatient behavioral health facilities by 0.25% in each of 2010 and 2011 and by 0.10% in 2012.

•	The Affordable Care Act implemented certain reforms to Medicare Advantage payments, effective in 2011.

•	A Medicare shared savings program, effective in 2012.

•	A hospital readmissions reduction program, effective in 2012.

•	A value-based purchasing program for hospitals, effective in 2012.

•	A national pilot program on payment bundling, effective in 2013.

Future Medicare Reduction:

•	Reduction to Medicare disproportionate share hospital (“DSH”) payments, effective in 2014, as discussed above.

Medicaid Revisions:

•	Expanded Medicaid eligibility and related special federal payments, effective in 2014.

•	Reduction to Medicaid DSH, effective in 2014.

Health Insurance Revisions:

•	Large employer insurance reforms, effective in 2014.

•	Individual insurance mandate and related federal subsidies, effective in 2014.

•	Federally mandated insurance coverage reforms, effective in 2010 and forward.

The Affordable Care Act will seek to increase competition among private health insurers by providing for transparent federal and state insurance exchanges starting in 2014. The Affordable Care Act also prohibits private insurers from adjusting insurance premiums based on health status, gender, or other specified factors. We cannot provide assurance that these provisions will not adversely affect the ability of private insurers to pay for services provided to insured patients, or that these changes will not have a negative material impact on our results of operations going forward.

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

The Affordable Care Act also required HHS to implement a value-based purchasing program for inpatient hospital services which became effective on October 1, 2012. The Affordable Care Act requires HHS to reduce inpatient hospital payments for all discharges by a percentage beginning at 1% in FFY 2013 and increasing by 0.25% each fiscal year up to 2% in FFY 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions. In its fiscal year 2014 IPPS proposed rule, CMS proposes to fund the 2014 value-based purchasing program by reducing base operating DRG payment amounts to participating hospitals by 1.25%.

Readmission Reduction Program:

In the Affordable Care Act, Congress also mandated implementation of the hospital readmission reduction program (“HRRP”). The HRRP assesses penalties on hospitals having excess readmission rates when compared to expected rates, effective for discharges beginning October 1, 2012. In the fiscal year 2013 IPPS final rule, CMS finalized certain policies with regard to payment under the HRRP, including which hospitals are subject to the HRRP, the methodology to calculate the hospital readmission payment adjustment factor, and what portion of the IPPS payment is used to calculate the readmission adjustment factor. In the fiscal year 2014 IPPS proposed rule, CMS proposes revisions to the three 30-day admission measures in the program – heart failure, myocardial infarction, and pneumonia – to exclude planned readmissions. Under the Affordable Care Act, beginning in fiscal year 2015, CMS may expand the program to include readmissions for additional conditions. We do not believe impact of HRRP for federal fiscal years 2013 and 2014 will have a material adverse effect on our results of operations.

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

Other Operating Results

The combined net revenues and income before income taxes generated at our surgical hospitals, ambulatory surgery centers and radiation oncology centers was not material to our results of operations during each of the three-month periods ended March 31, 2013 and 2012.

Interest Expense:

Interest expense was $40 million and $47 million during the three-month periods ended March 31, 2013 and 2012, respectively. Below is a schedule of our interest expense for the three month periods ended March 31, 2013 and 2012 (amounts in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Revolving credit & demand notes	$1,228	$1,640
$400 million, 7.125% Senior Notes due 2016	7,124	7,124
$250 million, 7.00% Senior Notes due 2018	4,375	4,375
Term loan facility A (a.)	5,064	5,794
Term loan facility B (a.)	6,993	14,113
Term loan facility A2 (a.)	4,374	—
Accounts receivable securitization program	706	687

Subtotal-revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	29,864	33,733
Interest rate swap expense, net	4,674	5,158
Amortization of financing fees	5,459	7,277
Other combined interest expense	2,002	1,576
Capitalized interest on major construction projects	(2,052)	(1,005)
Interest income	(9)	(29)

Interest expense, net	$39,938	$46,710

(a.)	During September, 2012, we completed an amendment to our credit agreement dated November, 15, 2010, as amended on March 15, 2011. The amendment provided for a new $900 million Term Loan A-2 with a final maturity date of August 15, 2016. This amendment also extended the maturity date of the revolving credit facility and the existing Term Loan A by nine months to also mature on August 15, 2016. We used $700 million of the Term Loan A-2 proceeds to repay our higher priced Term Loan B facility. The remainder of the new Term Loan A-2 proceeds was used to pay transaction-related fees and expenses and to repay other floating rate debt.

Interest expense decreased $7 million during the three-month period ended March 31, 2013, as compared to the comparable quarter of 2012. The decreased interest expense during the first quarter of 2013, as compared to the comparable quarter of 2012, was due primarily to: (i) a $4 million decrease in the aggregate average cost of borrowings outstanding pursuant to our revolving credit and demand notes, term loan A, A2 and B facilities and accounts receivable securitization program, partially offset by an increase in the aggregate average borrowings outstanding under these facilities, and; (ii) a $2 million decrease in the amortization of financing fees.

Discontinued Operations

In October of 2012, we completed the divestiture of Auburn Regional Medical Center (“Auburn”), a 159-bed acute care hospital located in Auburn, Washington. In connection with the receipt of antitrust clearance from the Federal Trade Commission (“FTC”) in connection with our acquisition of Ascend Health Corporation in October of 2012, we have agreed to certain conditions, including the divestiture of Peak Behavioral Health Services (“Peak”), a 104-bed behavioral health care facility located in Santa Teresa, New Mexico. The revenues of Peak were approximately $4 million during the three-month period ended March 31, 2013 and $18 million during the year ended December 31, 2012.

The operating results for Auburn and Peak are reflected as discontinued operations during each of the periods presented herein. Since the aggregate income from discontinued operations before income tax expense for these facilities is not material to our consolidated financial statements, it is included as a reduction to other operating expenses. The assets and liabilities for Peak are reflected as “held for sale” on our Consolidated Balance Sheet as of March 31, 2013 and December 31, 2012.

The following table shows the results of operations for Auburn and Peak, on a combined basis, which were reflected as discontinued operations during each of the periods presented herein (amounts in thousands):

	Three months ended
	March 31,	March 31,
	2013	2012
Net revenues	$4,034	$32,254
(Loss) income from discontinued operations, before income taxes	(65)	1,109
Income tax benefit (expense)	24	(420)

(Loss) income from discontinued operations, net of income taxes	($41)	$689

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three-month periods ended March 31, 2013 and 2012 (dollar amounts in thousands):

	Three months ended
	March 31,	March 31,
	2013	2012
Provision for income taxes	$74,049	$79,748
Income before income taxes	203,984	222,318

Effective tax rate	36.3%	35.9%

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

The effective tax rates, as calculated by dividing the provision for income taxes by the difference in income before income taxes, minus net income attributable to noncontrolling interests, were as follows for each of the three-month periods ended March 31, 2013 and 2012 (dollar amounts in thousands):

	Three months ended
	March 31,	March 31,
	2013	2012
Provision for income taxes	$74,049	$79,748
Income before income taxes	203,984	222,318
Less: Net income attributable to noncontrolling interests	(10,151)	(13,963)

Income before income taxes and after net income attributable to noncontrolling interests	193,833	208,355

Effective tax rate	38.2%	38.3%

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $188 million during the three-month period ended March 31, 2013 and $127 million during the comparable quarter of 2012. The net increase of $61 million was primarily attributable to the following:

•

an unfavorable change of $7 million due to an decrease in net income plus/minus depreciation and amortization expense, stock-based compensation expense and gains/losses on sales of assets and businesses;

•

a $65 million favorable change in accounts receivable due primarily to the first quarter of 2012 including the following: (i) $36 million of outstanding receivables resulting from the above-mentioned agreement, which was part of an industry-wide settlement related to underpayments of Medicare inpatient prospective payments during a number of prior years, entered into with the United States Department of Health and Human Services, the Secretary of Health and Human Services, and the Centers for Medicare and Medicaid Services, and; (ii) a $19 million increase in outstanding receivables from the state of Illinois (to $73 million as of March 31, 2012 as compared to $54 million as of December 31, 2011), as discussed below, and;

•	$3 million of other combined net favorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the three-month periods. The result is divided into the accounts receivable balance at March 31st of each year to obtain the DSO. Our DSO were 56 days at March 31, 2013 and 57 days at March 31, 2012.

As of March 31, 2013 and December 31, 2012, our accounts receivable includes approximately $72 million and $70 million, respectively, due from Illinois. Collection of these receivables continues to be delayed due to state budgetary and funding pressures. Approximately $46 million as of March 31, 2013 and $51 million as of December 31, 2012, of the receivables due from Illinois have been outstanding in excess of 60 days, as of each respective date. We received approximately $47 million of cash from Illinois in April, 2013, a substantial portion of which applies to the state’s outstanding receivables as of March 31, 2013. Although the remaining accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

Net cash used in investing activities

During the first three months of 2013, we used $106 million of net cash in investing activities as follows:

•

spent $96 million to finance capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities, including the construction costs related to the newly constructed Temecula Valley Hospital, a 140-bed acute care facility located in Temecula, California which is scheduled to be completed and opened in the fall of 2013 and additional/renovated capacity at certain of our behavioral health facilities;

•	spent $16 million in connection with the purchase and implementation of a electronic health records applications, and;

•	received $7 million in connection with the divestiture of certain real property including two previously closed facilities.

During the first three months of 2012, we used $47 million of net cash in investing activities as follows:

•

spent $93 million to finance capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities, including the construction costs related to Temecula Valley Hospital;

•	spent $14 million in connection with the purchase and implementation of a electronic health records applications;

•	received $53 million in connection with the divestiture of the Hospital San Juan Capestrano and the divestiture of the real property of a previously closed behavioral health care facility, and;

•	received $7 million from a deposit returned to us in connection with the termination of a hospital purchase agreement.

Net cash provided by/used in financing activities

During the first three months of 2013, we used $88 million of net cash in financing activities as follows:

•

spent $70 million on net repayments of debt due primarily to repayments pursuant to our: (i) Term Loan A and A2 facilities ($18 million), revolving credit facility ($46 million) and various other debt facilities ($6 million);

•	generated $10 million of proceeds from new borrowings pursuant to our accounts receivable securitization program ($8 million) and short-term, on-demand facility ($2 million);

•	spent $10 million to pay profit distributions related to noncontrolling interests in majority owned businesses;

•	spent $14 million to repurchase shares of our Class B Common Stock in connection with income tax withholding obligations related to stock-based compensation programs;

•	spent $5 million to pay quarterly cash dividends of $.05 per share, and;

•	generated $1 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

During the first three months of 2012, we used $79 million of net cash in financing activities as follows:

•	spent $71 million on net repayments of debt due primarily to repayments pursuant to our Term Loan A ($35 million), Term Loan B ($13 million) and revolving credit ($22 million) facilities;

•	spent $3 million to pay profit distributions related to noncontrolling interests in majority owned businesses;

•	spent $2 million to repurchase shares of our Class B Common Stock in connection with income tax withholding obligations related to stock-based compensation programs;

•	spent $5 million to pay quarterly cash dividends of $.05 per share, and;

•	generated $1 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

Expected Capital Expenditures During the Remainder of 2013:

During the remaining nine months of 2013, we expect to spend approximately $265 million to $290 million on capital expenditures. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

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

The Credit Agreement, as amended on September 21, 2012, is a senior secured facility which provided for an initial aggregate commitment amount of $3.43 billion, comprised of an $800 million revolving credit facility, a $988 million Term Loan-A facility, a $746 million Term Loan-B facility and a $900 million Term Loan-A2 facility. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by substantially all of the assets of the Company and our material subsidiaries and guaranteed by our material subsidiaries.

Borrowings under the Credit Agreement bear interest at either (1) the ABR rate which is defined as the rate per annum equal to, at our election: the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month Eurodollar rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit, Term Loan-A and Term Loan-A2 borrowings and 1.75% to 2.00% for Term Loan B borrowings or (2) the one, two, three or six month Eurodollar rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit, Term Loan-A and Term Loan-A2 borrowings and ranging from 2.75% to 3.00% for Term Loan-B borrowings. The current applicable margins are 0.75% for ABR-based loans, 1.75% for Eurodollar-based loans under the revolving credit, Term Loan-A and Term Loan-A2 facilities and 2.75% under the Term Loan-B facility. The minimum Eurodollar rate for the Term Loan-B facility is 1.00% (“LIBOR Floor”).

As of March 31, 2013, we had $660 million of available borrowing capacity pursuant to the terms of our $800 million revolving credit facility, net of $119 million of outstanding borrowings (including borrowings outstanding pursuant to a short-term, on-demand credit facility) and $21 million of outstanding letters of credit. As of March 31, 2013, we had $15 million of outstanding borrowings under a short-term, on-demand credit facility. Outstanding borrowings pursuant to this facility are classified as long-term on our Consolidated Balance Sheet since we have the intent and ability to refinance through available borrowings under the terms of our Credit Agreement.

During the first quarter of 2013, we made scheduled principal payments of $18 million on the Term Loan-A and Term Loan A2 facilities. Quarterly installment payments (“Installment Payments”) are due on the Term Loan-A and Term Loan-A2 facilities which, during 2013 and 2014, approximate $54 million during the remaining nine months of 2013 and $72 million in 2014. No Installment Payments are due on the Term Loan-B facility. The Installment Payments due during the remainder of 2013 and the first quarter of 2014 on the Term Loan-A and Term Loan-A2 facilities are classified as long-term on our Consolidated Balance Sheet since we expect to have the borrowing capacity and intend to refinance through available borrowings under the terms of our Credit Agreement.

Our accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks was amended in October, 2010. We increased the size of the Securitization from $200 million to $240 million (the “Commitments”), and extended the maturity date to October 25, 2013. In May, 2012, we further increased the size of the securitization by $35 million to $275 million. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of 0.475% and there is a facility fee of 0.375% required on 102% on the Commitments. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization; the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At March 31, 2013, we had $257 million of outstanding borrowings and $18 million of additional capacity pursuant to the terms of our accounts receivable securitization program. In the event we do not either enter into a new financing agreement, or an agreement to extend the scheduled maturity date of the Securitization, we expect to have the borrowing capacity and intend to refinance the Securitization upon its scheduled maturity utilizing borrowings under our Credit Agreement. Therefore, outstanding borrowings as of March 31, 2013 under the Securitization are classified as long-term on our Consolidated Balance Sheet.

Our $250 million, 7.00% senior unsecured notes (the “Unsecured Notes”) are scheduled to mature on October 1, 2018. The Unsecured Notes were issued on September 29, 2010 and registered in April, 2011. Interest on the Unsecured Note is payable semiannually in arrears on April 1st and October 1st of each year. The Unsecured Notes can be redeemed in whole at anytime subject to a make-whole call at treasury rate plus 50 basis points prior to October 1, 2014. They are also redeemable in whole or in part at a price of: (i) 103.5% on or after October 1, 2014; (ii) 101.75% on or after October 1, 2015, and; (iii) 100% on or after October 1, 2016. These Unsecured Notes are guaranteed by a group of subsidiaries (each of which is a 100% directly or indirectly owned subsidiary of Universal Health Services, Inc.) which fully and unconditionally guarantee the Unsecured Notes on a joint and several basis, subject to certain customary automatic release provisions.

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

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates and dividends; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of March 31, 2013.

As of March 31, 2013, the carrying value of our debt was $3.67 billion and the fair-value of our debt was $3.75 billion. The fair value of our debt was computed based upon quotes received from financial institutions and we consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was 56% at March 31, 2013 and 58% at December 31, 2012.

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2013, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

As of March 31, 2013 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of March 31, 2013 totaled $85 million consisting of: (i) $70 million related to our self-insurance programs, and; (ii) $15 million of other debt and public utility guarantees.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended March 31, 2013. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures

As of March 31, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to litigation, as outlined below.

Two Rivers Psychiatric Hospital:

In April, 2011, the Centers for Medicare and Medicaid Services (“CMS”) issued notice of its decision terminating Two Rivers Psychiatric Hospital (“Two Rivers”) in Kansas City, Missouri from participation in the Medicare and Medicaid program. The termination notice was issued as a result of surveys conducted which allegedly found Two Rivers to be out of compliance with the conditions of participation required for participation in the Medicare program and for Two Rivers’ alleged failure to alleviate an “immediate jeopardy” situation. Two Rivers filed an administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeal Board, Civil Remedies Division, seeking review and reversal of that decision. In addition, Two Rivers filed a complaint in the U.S. District Court for the Western District of Missouri seeking a temporary restraining order and preliminary injunction against CMS rescinding the termination action. Later in April, 2011, the District Court issued a temporary restraining order abating the termination action pending a preliminary injunction hearing or an agreement with CMS. In May, 2011, Two Rivers and CMS entered into a settlement agreement which resulted in the rescission of the termination notice and actions by CMS. Pursuant to the terms of the agreement, Two Rivers was required to submit an acceptable plan of correction relative to the immediate jeopardy citation and engage independent experts in various disciplines to analyze and develop implementation plans for Two Rivers to meet the applicable Medicare conditions of participation. Both of these actions have occurred. Pursuant to the agreement, CMS conducted an initial survey of Two Rivers in April 2012 to determine if the Medicare conditions of participation, which formed the basis of the termination action in April 2011, had been met. In late April, 2012, CMS advised Two Rivers that it had successfully passed this initial survey. Pursuant to the terms of the agreement, a second survey was conducted in late February, 2013 to further confirm that Two Rivers was in compliance with all Medicare/Medicaid Conditions of Participation. In March 2013, CMS notified Two Rivers that it had successfully passed this second survey and had been restored to deemed status. Accordingly, all terms and conditions of the May 2011 settlement agreement have been successfully completed. During the term of this agreement, Two Rivers remained eligible to receive reimbursements for services rendered to Medicare and Medicaid beneficiaries.

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

In February, 2013, the OIG served a subpoena requesting various documents from January 2008 to the present directed at Universal Health Services, Inc. (“UHS”) concerning it and UHS of Delaware, Inc., and several UHS owned facilities including: Keys of Carolina, Old Vineyard Behavioral Health, The Meadows Psychiatric Center, Streamwood Behavioral Health, Hartgrove Hospital, Rock River Academy and Residential Treatment Center, Roxbury Treatment Center, Harbor Point Behavioral Health Center, f/k/a, The Pines Residential Treatment Center, including the Crawford, Brighton and Kempsville campuses, Wekiva Springs Center and River Point Behavioral Health. Prior to receiving this subpoena: (i) the Keys of Carolina and Old Vineyard received notification during the second half of 2012 from the United States Department of Justice of its intent to proceed with an investigation following requests for documents from January, 2007 to the present from the North Carolina state Attorney General’s Office; (ii) Harbor Point Behavioral Health Center received a subpoena in December, 2012 from the Attorney General of the Commonwealth of Virginia requesting various documents from July 2006 to the present, and; (iii) The Meadows Psychiatric Center received a subpoena from the OIG in February, 2013 requesting certain documents from 2008 to the present. In April 2013, the OIG served facility specific subpoenas on Wekiva Springs Center and River Point Behavioral Health requesting various documents from January 2005 to the present. At present, we are uncertain as to the focus, scope or extent of the investigations, liability of the facilities and/or potential financial exposure, if any, in connection with these matters. Unrelated to these matters, the Keys of Carolina was closed and the real property was sold in January, 2013.

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

Our Annual Report on Form 10-K for the year ended December 31, 2012 includes a listing of risk factors to be considered by investors in our securities. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In various prior years, our Board of Directors has approved stock repurchase programs authorizing us to purchase shares of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. There is no expiration date for our stock repurchase programs. The most recent approval occurred during 2007 at which time our Board of Directors authorized the purchase of up to 10 million shares, a portion of which (as reflected below) remains available for purchase as of March 31, 2013. The following schedule provides information related to our stock repurchase programs for each of the three months ended March 31, 2013:

	Additional Shares Authorized For Repurchase	Total number of shares purchased (a.)	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program
January, 2013	—	87,188	N/A	0	N/A	N/A	767,702
February, 2013	—	29,414	N/A	0	N/A	N/A	767,702
March, 2013	—	126,707	N/A	0	N/A	N/A	767,702

Total January through March	—	243,309	N/A	0	N/A	N/A

(a)	All of the shares repurchased during the first quarter of 2013 related to income tax withholding obligations resulting from the exercise of stock options. No shares were repurchased pursuant to our publicly announced stock repurchase program.

Dividends

During the quarter ended March 31, 2013, we declared and paid dividends of $.05 per share.

Item 6.	Exhibits

(a) Exhibits:

11	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc. (Registrant)

Date: May 8, 2013	/s/ ALAN B. MILLER
Alan B. Miller, Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

/s/ STEVE FILTON
Steve Filton, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

11	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document