Form 10-Q
period 2013-06-30
UNIVERSAL HEALTH SERVICES INC
filed 2013-08-08
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of July 31, 2013:

Class A	6,595,708
Class B	90,905,041
Class C	664,000
Class D	30,053

UNIVERSAL HEALTH SERVICES, INC.

In this Report on Form 10-Q for the quarterly period ended June 30, 2013, “we,” “us,” “our” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries. UHS is a registered trademark of UHS of Delaware, Inc., the management company for, and a wholly-owned subsidiary of Universal Health Services, Inc. Universal Health Services, Inc. is a holding company and operates through its subsidiaries including its management company, UHS of Delaware, Inc. All healthcare and management operations are conducted by subsidiaries of Universal Health Services, Inc. To the extent any reference to “UHS” or “UHS facilities” in this report including letters, narratives or other forms contained herein relates to our healthcare or management operations it is referring to Universal Health Services, Inc.’s subsidiaries including UHS of Delaware, Inc. Further, the terms “we,” “us,” “our” or the “Company” in such context similarly refer to the operations of Universal Health Services Inc.’s subsidiaries including UHS of Delaware, Inc. Any reference to employees or employment contained herein refers to employment with or employees of the subsidiaries of Universal Health Services, Inc. including UHS of Delaware, Inc.

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net revenues before provision for doubtful accounts	$2,081,662	$1,907,789	$4,160,010	$3,849,412
Less: Provision for doubtful accounts	246,687	184,706	493,403	333,293

Net revenues	1,834,975	1,723,083	3,666,607	3,516,119
Operating charges:
Salaries, wages and benefits	897,334	854,863	1,799,630	1,726,977
Other operating expenses	325,562	345,061	706,569	696,361
Supplies expense	202,344	197,816	406,986	403,176
Depreciation and amortization	81,682	72,983	161,494	144,775
Lease and rental expense	24,082	23,983	48,747	47,425
Electronic health records incentive income	(83)	(1,955)	(4,795)	(1,955)

	1,530,921	1,492,751	3,118,631	3,016,759

Income from operations	304,054	230,332	547,976	499,360
Interest expense, net	38,236	45,888	78,174	92,598

Income before income taxes	265,818	184,444	469,802	406,762
Provision for income taxes	98,015	67,000	172,064	146,748

Net income	167,803	117,444	297,738	260,014
Less: Income attributable to noncontrolling interests	15,962	9,883	26,113	23,846

Net income attributable to UHS	$151,841	$107,561	$271,625	$236,168

Basic earnings per share attributable to UHS	$1.55	$1.11	$2.77	$2.44

Diluted earnings per share attributable to UHS	$1.53	$1.10	$2.75	$2.41

Weighted average number of common shares—basic	98,033	96,691	97,872	96,642
Add: Other share equivalents	1,178	1,038	1,019	1,118

Weighted average number of common shares and equivalents—diluted	99,211	97,729	98,891	97,760

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$167,803	$117,444	$297,738	$260,014
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	5,282	212	9,817	1,827
Amortization of terminated hedge	(84)	(84)	(168)	(168)

Other comprehensive income before tax	5,198	128	9,649	1,659
Income tax expense related to items of other comprehensive income	1,960	50	3,638	632

Total other comprehensive income, net of tax	3,238	78	6,011	1,027

Comprehensive income	171,041	117,522	303,749	261,041
Less: Comprehensive income attributable to noncontrolling interests	15,962	9,883	26,113	23,846

Comprehensive income attributable to UHS	$155,079	$107,639	$277,636	$237,195

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$12,558	$23,471
Accounts receivable, net	1,149,477	1,067,197
Supplies	100,324	99,000
Other current assets	86,733	87,936
Deferred income taxes	134,888	104,461
Assets of facilities held for sale	0	25,431

Total current assets	1,483,980	1,407,496

Property and equipment	5,519,819	5,368,345
Less: accumulated depreciation	(2,116,414)	(1,986,110)

	3,403,405	3,382,235

Other assets:
Goodwill	3,041,346	3,036,765
Deferred charges	66,910	75,888
Other	321,612	298,459

	$8,317,253	$8,200,843

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$73,579	$2,589
Accounts payable and accrued liabilities	958,952	889,557
Liabilities of facilities held for sale	0	850
Federal and state taxes	16,619	1,062

Total current liabilities	1,049,150	894,058

Other noncurrent liabilities	310,948	395,355
Long-term debt	3,473,106	3,727,431
Deferred income taxes	206,818	183,747
Redeemable noncontrolling interests	233,417	234,303
Equity:
UHS common stockholders’ equity	2,991,457	2,713,345
Noncontrolling interest	52,357	52,604

Total equity	3,043,814	2,765,949

	$8,317,253	$8,200,843

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Six months ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$297,738	$260,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	161,677	148,703
Stock-based compensation expense	13,579	10,996
Gains on sales of assets and businesses, net of losses	(2,277)	0
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(82,224)	(63,937)
Accrued interest	13,199	15,873
Accrued and deferred income taxes	18,365	3,955
Other working capital accounts	32,421	(13,085)
Other assets and deferred charges	9,069	13,866
Other	4,083	2,050
Accrued insurance expense, net of commercial premiums paid	(22,590)	42,241
Payments made in settlement of self-insurance claims	(37,038)	(47,814)

Net cash provided by operating activities	406,002	372,862

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(175,944)	(182,351)
Proceeds received from sale of assets and businesses	34,008	53,461
Acquisition of property and businesses	(1,320)	(11,476)
Costs incurred for purchase and implementation of electronic health records application	(33,396)	(28,008)
Return of deposit on terminated purchase agreement	0	6,500

Net cash used in investing activities	(176,652)	(161,874)

Cash Flows from Financing Activities:
Reduction of long-term debt	(196,096)	(195,686)
Additional borrowings	11,000	0
Repurchase of common shares	(21,373)	(2,927)
Dividends paid	(9,795)	(9,673)
Issuance of common stock	2,735	2,575
Profit distributions to noncontrolling interests	(26,734)	(13,565)

Net cash used in financing activities	(240,263)	(219,276)

Decrease in cash and cash equivalents	(10,913)	(8,288)
Cash and cash equivalents, beginning of period	23,471	41,229

Cash and cash equivalents, end of period	$12,558	$32,941

Supplemental Disclosures of Cash Flow Information:
Interest paid	$54,067	$62,158

Income taxes paid, net of refunds	$152,553	$141,571

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended June 30, 2013. In this Quarterly Report, “we,” “us,” “our” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At June 30, 2013, we held approximately 6.2% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying condensed consolidated statements of income, of $585,000 and $520,000 during the three-month periods ended June 30, 2013 and 2012, respectively, and $1.2 million and $1.0 million during the six-month periods ended June 30, 2013 and 2012, respectively. Our pre-tax share of income from the Trust was $213,000 and $591,000 for the three-month periods ended June 30, 2013 and 2012, respectively, and $513,000 and $891,000 for the six-month periods ended June 30, 2013 and 2012, respectively. The carrying value of this investment was $8.8 million and $9.3 million at June 30, 2013 and December 31, 2012, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of this investment, based on the closing price of the Trust’s stock on the respective dates, was $34.0 million at June 30, 2013 and $39.9 million at December 31, 2012.

Total rent expense under the operating leases on the hospital facilities with the Trust was $3.9 million and $4.1 million during the three-month periods ended June 30, 2013 and 2012, respectively, and $8.0 million and $8.3 million for the six month periods ended June 30, 2013 and 2012, respectively. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds either 100% ownership interests or non-controlling majority ownership interests.

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

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of our chief executive officer and his wife. As a result of these agreements, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $25 million in premiums and certain trusts, owned by our chief executive officer, would pay approximately $8 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than $33 million representing the $25 million of aggregate premiums paid by us as well as the $8 million of aggregate premiums paid by the trusts. These agreements did not have a material effect on our consolidated financial statements or results of operations during 2012 or the first six months of 2013.

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

Outside owners hold noncontrolling, minority ownership interests of: (i) approximately 28% in our five acute care facilities located in Las Vegas, Nevada; (ii) 20% in an acute care facility located in Washington, D.C.; (iii) approximately 11% in an acute care facility located in Laredo, Texas, and; (iv) 20% in a behavioral health care facility located in Philadelphia, Pennsylvania. The redeemable noncontrolling interest balances of $233 million and $234 million as of June 30, 2013 and December 31, 2012, respectively, and the noncontrolling interest balances of $52 million and $53 million as of June 30, 2013 and December 31, 2012, respectively, consist primarily of the third-party ownership interests in these hospitals.

In connection with the five acute care facilities located in Las Vegas, Nevada, the minority ownership interests of which are reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owners have certain “put rights”, that are currently exercisable, that if exercised, require us to purchase the minority member’s interests at fair market value. The put rights are exercisable upon the occurrence of: (i) certain specified financial conditions falling below established thresholds; (ii) breach of the management contract by the managing member (a subsidiary of ours), or; (iii) if the minority member’s ownership percentage is reduced to less than certain thresholds. In connection with the behavioral health care facility located in Philadelphia, Pennsylvania, the minority ownership interest of which is also reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owner has a “put option” to put its entire ownership interest to us at any time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value. As of June 30, 2013, we believe the fair market value of the minority ownership interests in these facilities approximates the book value of the redeemable noncontrolling interests.

(4) Long-term debt and cash flow hedges

Debt:

On May 16, 2013, we entered into a third amendment (the “Third Amendment”) to the credit agreement, dated as of November 15, 2010 (as amended from time to time, the “Credit Agreement”), among UHS, the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other agents party thereto. The Third Amendment was effective on May 16, 2013. The Third Amendment provides for a reduction in the interest rates payable in connection with certain borrowings under the Credit Agreement. Upon the effectiveness of the Third Amendment, UHS replaced its existing $745.9 million senior secured Tranche B term loan with a new senior secured Tranche B-1 term loan in the same amount on substantially the same terms as the Tranche B term loan, other than lower interest rates. Borrowings under the Tranche B-1 term loan bear interest at a rate per annum equal to, at our election, one, two, three or six month LIBOR, plus an applicable margin of 2.25% or ABR plus an applicable margin of 1.25%. The minimum ABR and LIBOR rates for the Tranche B term loan of 2.0% and 1.0%, respectively, were eliminated.

In September, 2012, we entered into a second amendment (“Second Amendment”) to our Credit Agreement which provided for: (i) a new $900 million Term Loan-A (“Term Loan A2”) at the same interest rates as our existing Term Loan A and a final maturity date of August 15, 2016; (ii) the extension of the maturity date on a substantial portion of our $800 million revolving credit facility commitment with $777 million of the commitment extended to mature on August 15, 2016 and the remaining $23 million commitment scheduled to mature on November 15, 2015 (there were no borrowings outstanding pursuant to our revolving credit facility as of June 30, 2013), and; (iii) the extension of the maturity date on a substantial portion of our Term Loan-A borrowings which, based upon the outstanding Term Loan-A borrowings as of June 30, 2013, $919 million is scheduled to mature on August 15, 2016 and the remaining $44 million is scheduled to mature on November 15, 2015. The Second Amendment also provides for increased flexibility for refinancing and certain other modifications but substantially all other terms of the Credit Agreement remain unchanged.

In September, 2012, we used $700 million of the proceeds from the new Term Loan A2 facility to extinguish a portion of our higher priced, Term Loan-B facility. Pricing under the new Term Loan A2 facility was 1% lower than the Term Loan-B facility and did not include a LIBOR Floor whereas, at that time, the Term Loan-B facility had a 1% LIBOR Floor (which has since been eliminated as part of the above-mentioned Third Amendment in May, 2013). During the third quarter of 2012, in connection with the extinguishment of a portion of our Term Loan-B facility, we recorded a pre-tax charge of $29 million to write-off the related portion of the Term Loan-B deferred financing costs.

The Credit Agreement, as amended, is a senior secured facility which provided for an initial aggregate commitment amount of $3.43 billion, comprised of an $800 million revolving credit facility, a $988 million Term Loan-A facility, a $746 million Term Loan-B facility and a $900 million Term Loan-A2 facility. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by substantially all of the assets of the Company and our material subsidiaries and guaranteed by our material subsidiaries.

Borrowings under the Credit Agreement bear interest at either (1) the ABR rate which is defined as the rate per annum equal to, at our election: the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit, Term Loan-A and Term Loan-A2 borrowings and 1.25% for Term Loan B borrowings or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit, Term Loan-A and Term Loan-A2 borrowings and 2.25% for Term Loan-B borrowings. The current applicable margins are 0.75% for ABR-based loans, 1.75% for LIBOR-based loans under the revolving credit, Term Loan-A and Term Loan-A2 facilities and 2.25% under the Term Loan-B facility.

As of June 30, 2013, we had no borrowings outstanding pursuant to the terms of our $800 million revolving credit facility and we had $769 million of available borrowing capacity, net of $10 million of outstanding borrowings pursuant to a short-term, on-demand credit facility and $21 million of outstanding letters of credit. The $10 million of outstanding borrowings under a short-term, on-demand credit facility as of June 30, 2013 are classified as long-term on our Consolidated Balance Sheet since we have the intent and ability to refinance through available borrowings under the terms of our Credit Agreement.

During the first six months of 2013, we made scheduled principal payments of $36 million on the Term Loan-A and Term Loan A2 facilities. Quarterly installment payments (“Installment Payments”) are due on the Term Loan-A and Term Loan-A2 facilities which, during 2013 and 2014, approximate $36 million during the remaining six months of 2013 and $72 million in 2014. No Installment Payments are due on the Term Loan-B facility. The Installment Payments due on the Term Loan-A and Term Loan-A2 facilities during the remainder of 2013 and the first six months of 2014 are classified as current maturities of long-term debt on our Consolidated Balance Sheet as of June 30, 2013.

Our accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks was amended in October, 2010. We increased the size of the Securitization from $200 million to $240 million (the “Commitments”), and extended the maturity date to October 25, 2013. In May, 2012, we further increased the size of the securitization by $35 million to $275 million. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of 0.475% and there is a facility fee of 0.375% required on 102% on the Commitments. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At June 30, 2013, we had $260 million of outstanding borrowings and $15 million of additional capacity pursuant to the terms of our accounts receivable securitization program. In the event we do not either enter into a new financing agreement, or an agreement to extend the scheduled maturity date of the Securitization, we expect to have the borrowing capacity and intend to refinance the Securitization upon its scheduled maturity utilizing borrowings under our Credit Agreement. Therefore, outstanding borrowings as of June 30, 2013 under the Securitization are classified as long-term on our Consolidated Balance Sheet.

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

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates and dividends; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of June 30, 2013.

As of June 30, 2013, the carrying value of our debt was $3.55 billion and the fair-value of our debt was $3.60 billion. The fair value of our debt was computed based upon quotes received from financial institutions and we consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during 2012 and the first six months of 2013 and determined the hedges to be highly effective. We also determined that any portion of the hedges deemed to be ineffective was de minimis and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. However, at June 30, 2013, each swap agreement entered into by us was in a net liability position which would require us to make the net settlement payments to the counterparties. We do not anticipate nonperformance by our counterparties. We do not hold or issue derivative financial instruments for trading purposes.

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

We also entered into six additional forward starting interest rate swaps in the first quarter of 2011 whereby we pay a fixed rate on a total notional amount of $425 million and receive three-month LIBOR. Three of these swaps with a total notional amount of $225 million became effective in March, 2011 and will mature in May, 2015. The average fixed rate payable on these swaps is 1.91%. The three remaining interest rate swaps with total notional amounts of $100 million, $25 million and $75 million became effective in December, 2011 and have/had fixed rates of 2.50%, 1.96% and 1.32%, and maturity dates in December, 2014, December, 2013 and December, 2012, respectively.

During the fourth quarter of 2010, we entered into four forward starting interest rate swaps whereby we pay a fixed rate on a total notional amount of $600 million and receive three-month LIBOR. Each of the four swaps became effective in December, 2011 and will mature in May, 2015. The average fixed rate payable on these swaps is 2.38%.

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based primarily on quotes from banks. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. The fair value of our interest rate swaps was an aggregate gross and net liability of $31 million at June 30, 2013, of which $18 million is included accounts payable and accrued liabilities and $13 million is included in other noncurrent liabilities on the accompanying balance sheet. The fair value of our interest rate swaps was an aggregate gross and net liability of $41 million at December 31, 2012, substantially all of which is included in other noncurrent liabilities on the accompanying balance sheet.

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

As of June 30, 2013, the total accrual for our professional and general liability claims, including the estimated claims related to the facilities acquired from PSI, was $217 million, of which $48 million is included in current liabilities. As of December 31, 2012, the total accrual for our professional and general liability claims, including the estimated claims related to the facilities acquired from PSI, was $279 million, of which $48 million is included in current liabilities.

During the second quarter of 2013, pursuant to a reserve analysis, we recorded reductions to our professional and general liability self-insurance reserves (relating to years prior to 2013) amounting to $65 million in the aggregate. The favorable changes in our estimated future claims payments relating to years prior to 2013 were due to: (i) an increased weighting given to company-specific metrics (to 100% from 75%), and decreased general industry metrics (to 0% from 25%), related to projected incidents per exposure, historical claims experience and loss development factors; (ii) historical data which measured the realized favorable impact of medical malpractice tort reform experienced in several states in which we operate, and; (iii) a decrease in claims related to certain higher risk specialties (such as obstetrical) due to a continuation of the company-wide patient safety initiative undertaken during the last several years. As the number of our facilities and our patient volumes have increased, thereby providing for a statistically significant data group, and taking into consideration our long-history of company-specific risk management programs and claims experience, our reserve analyses have included a greater emphasis on our historical professional and general liability experience which has developed favorably as compared to general industry trends.

The total accrual for our workers’ compensation liability claims was $68 million as of June 30, 2013 and $66 million as of December 31, 2012, of which $35 million is included in current liabilities as of each date.

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

Other

As of June 30, 2013 and December 31, 2012, our accounts receivable includes approximately $30 million and $70 million, respectively, due from Illinois. Although the outstanding balance has been reduced significantly during the second quarter of 2013 as a result of substantial cash remittances received from the state (approximately $72 million was due from Illinois as of March 31, 2013), collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $7 million as of June 30, 2013 and $51 million as of December 31, 2012, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. Although the remaining accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

As of June 30, 2013 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $91 million consisting of: (i) $70 million related to our self-insurance programs, and; (ii) $21 million of other debt and public utility guarantees.

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

In July, 2012, one of our subsidiaries, Peachford Behavioral Health System of Atlanta located in Atlanta, Georgia, received a subpoena from the OIG for the Department of Health and Human Services requesting various documents from 2004 to the present. We have provided all requested documents. At present, we are uncertain as to the focus, scope or extent of the investigation, liability of the facility and/or potential financial exposure, if any, in connection with this matter.

In February, 2013, the OIG served a subpoena requesting various documents from January 2008 to the present directed at Universal Health Services, Inc. (“UHS”) concerning it and UHS of Delaware, Inc., and several UHS owned facilities including: Keys of Carolina, Old Vineyard Behavioral Health, The Meadows Psychiatric Center, Streamwood Behavioral Health, Hartgrove Hospital, Rock River Academy and Residential Treatment Center, Roxbury Treatment Center, Harbor Point Behavioral Health Center, f/k/a, The Pines Residential Treatment Center, including the Crawford, Brighton and Kempsville campuses, Wekiva Springs Center and River Point Behavioral Health. Prior to receiving this subpoena: (i) the Keys of Carolina and Old Vineyard received notification during the second half of 2012 from the United States Department of Justice of its intent to proceed with an investigation following requests for documents from January, 2007 to the present from the North Carolina state Attorney General’s Office; (ii) Harbor Point Behavioral Health Center received a subpoena in December, 2012 from the Attorney General of the Commonwealth of Virginia requesting various documents from July 2006 to the present, and; (iii) The Meadows Psychiatric Center received a subpoena from the OIG in February, 2013 requesting certain documents from 2008 to the present. In April 2013, the OIG served facility specific subpoenas on Wekiva Springs Center and River Point Behavioral Health requesting various documents from January 2005 to the present. In June, 2013, the OIG served a subpoena on Coastal Harbor Health System in Savannah, Georgia requesting documents from January, 2009 to the present. In July 2013, another subpoena was issued to Wekiva Springs and River Point requesting additional records. At present, we are uncertain as to the focus, scope or extent of the investigations, liability of the facilities and/or potential financial exposure, if any, in connection with these matters. Unrelated to these matters, the Keys of Carolina was closed and the real property was sold in January, 2013.

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

	Three months ended June 30, 2013
	Acute Care	Behavioral
	Hospital	Health		Total
	Services	Services	Other	Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$3,321,154	$1,598,383	—	$4,919,537
Gross outpatient revenues	$1,708,200	$193,703	$10,625	$1,912,528
Total net revenues	$894,646	$929,470	$10,859	$1,834,975
Income/(loss) before allocation of corporate overhead and income taxes	$118,390	$240,556	($93,128)	$265,818
Allocation of corporate overhead	($46,109)	($22,461)	$68,570	0
Income/(loss) after allocation of corporate overhead and before income taxes	$72,281	$218,095	($24,558)	$265,818
Total assets as of 6/30/13	$3,126,223	$4,919,566	$271,464	$8,317,253

	Six months ended June 30, 2013
	Acute Care	Behavioral
	Hospital	Health		Total
	Services	Services	Other	Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$6,828,424	$3,174,531	—	$10,002,955
Gross outpatient revenues	$3,359,775	$379,505	$21,473	$3,760,753
Total net revenues	$1,803,380	$1,839,014	$24,213	$3,666,607
Income/(loss) before allocation of corporate overhead and income taxes	$199,019	$461,331	($190,548)	$469,802
Allocation of corporate overhead	($92,221)	($44,828)	$137,049	0
Income/(loss) after allocation of corporate overhead and before income taxes	$106,798	$416,503	($53,499)	$469,802
Total assets as of 6/30/13	$3,126,223	$4,919,566	$271,464	$8,317,253

	Three months ended June 30, 2012
	Acute Care	Behavioral
	Hospital	Health		Total
	Services	Services	Other	Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$3,034,707	$1,416,820	—	$4,451,527
Gross outpatient revenues	$1,540,569	$162,162	$12,723	$1,715,454
Total net revenues	$843,597	$870,267	$9,219	$1,723,083
Income/(loss) before allocation of corporate overhead and income taxes	$63,817	$223,324	($102,697)	$184,444
Allocation of corporate overhead	($39,363)	($20,974)	$60,337	0
Income/(loss) after allocation of corporate overhead and before income taxes	$24,454	$202,350	($42,360)	$184,444
Total assets as of 6/30/12	$2,892,535	$4,420,939	$445,174	$7,758,648

	Six months ended June 30, 2012
	Acute Care	Behavioral
	Hospital	Health		Total
	Services	Services	Other	Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$6,312,862	$2,832,358	—	$9,145,220
Gross outpatient revenues	$3,089,419	$322,835	$24,993	$3,437,247
Total net revenues	$1,770,128	$1,730,587	$15,404	$3,516,119
Income/(loss) before allocation of corporate overhead and income taxes	$194,127	$424,249	($211,614)	$406,762
Allocation of corporate overhead	($78,722)	($41,938)	$120,660	0
Income/(loss) after allocation of corporate overhead and before income taxes	$115,405	$382,311	($90,954)	$406,762
Total assets as of 6/30/12	$2,892,535	$4,420,939	$445,174	$7,758,648

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	(amounts in thousands)
	2013	2012	2013	2012
Basic and Diluted:
Net income attributable to UHS	$151,841	$107,561	$271,625	$236,168
Less: Net income attributable to unvested restricted share grants	(88)	(126)	(157)	(294)

Net income attributable to UHS – basic and diluted	$151,753	$107,435	$271,468	$235,874

Weighted average number of common shares – basic	98,033	96,691	97,872	96,642
Net effect of dilutive stock options and grants based on the treasury stock method	1,178	1,038	1,019	1,118

Weighted average number of common shares and equivalents – diluted	99,211	97,729	98,891	97,760

Earnings per basic share attributable to UHS	$1.55	$1.11	$2.77	$2.44

Earnings per diluted share attributable to UHS	$1.53	$1.10	$2.75	$2.41

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. There were no significant anti-dilutive stock options during the three and six months ended June 30, 2013. The excluded weighted-average stock options totaled 2.6 million for each of the three months and six months ended June 30, 2012. All classes of our common stock have the same dividend rights.

Stock-Based Compensation: During the three-month periods ended June 30, 2013 and 2012, compensation cost of $6.1 million ($3.8 million after-tax) and $4.7 million ($2.9 million after-tax), respectively, was recognized related to outstanding stock options. During the six-month periods ended June 30, 2013 and 2012, compensation cost of $12.8 million ($8.0 million after-tax) and $9.6 million ($6.0 million after-tax), respectively, was recognized related to outstanding stock options. In addition, during the three-month periods ended June 30, 2013 and 2012, compensation cost of approximately $307,000 ($191,000 after-tax) and $593,000 ($369,000 after-tax), respectively, was recognized related to restricted stock. During the six-month periods ended June 30, 2013 and 2012, compensation cost of approximately $712,000 ($443,000 after-tax) and $1.2 million ($727,000 after-tax), respectively, was recognized related to restricted stock. As of June 30, 2013 there was $52.3 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 2.8 years. There were 2,777,400 stock options granted (net of cancellations) during the first six months of 2013 with a weighted-average grant date fair value of $13.31 per share.

(8) Dispositions and acquisitions

Six-month periods ended June 30, 2013 and 2012:

Acquisitions:

During the first six months of 2013, we spent approximately $1 million in connection with the acquisition of real property located in Pennsylvania.

During the first six months of 2012, we spent $11 million in connection with the acquisition of a physician practice and various real properties.

Divestitures:

During the first six months of 2013, we received aggregate cash proceeds of approximately $34 million for the divestiture of Peak Behavioral Health Services (“Peak”), a 104-bed behavioral health care facility located in Santa Teresa, New Mexico, and certain real property, including three previously closed behavioral health care facilities. In connection with the receipt of antitrust clearance from the Federal Trade Commission in connection with our acquisition of Ascend Health Corporation in October of 2012, we agreed to divest Peak Behavioral Health Services. The assets and liabilities for Peak were reflected as “held for sale” on our Consolidated Balance Sheet as of December 31, 2012. The pre-tax net gain on these divestitures did not have a material impact on our consolidated results of operations during the three or six-month periods ended June 30, 2013.

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

(9) Dividends

We declared and paid dividends of $4.9 million, or $.05 per share, during the second quarter of 2013 and $4.8 million, or $.05 per share, during the second quarter of 2012. We declared and paid dividends of $9.8 million and $9.7 million during the six-month periods ended June 30, 2013 and 2012, respectively.

(10) Pension Plan

The following table shows the components of net periodic pension cost for our defined benefit pension plan as of June 30, 2013 and 2012 (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Service cost	$277	$286	$530	$572
Interest cost	1,230	1,165	2,264	2,330
Expected return on assets	(2,435)	(2,111)	(3,801)	(3,651)
Recognized actuarial loss	717	1,055	1,653	2,110

Net periodic pension cost	$(211)	$395	$646	$1,361

During the six months ended June 30, 2013, there were no contributions made to our pension plan.

(11) Income Taxes

As of January 1, 2013, our unrecognized tax benefits were approximately $7 million. The amount, if recognized, that would affect the effective tax rate is approximately $4 million. During the quarter ended June 30, 2013, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of June 30, 2013, we have approximately $2 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2009 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months.

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2013

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Net revenues before provision for doubtful accounts	$0	$1,416,011	$672,949	$(7,298)	$2,081,662
Less: Provision for doubtful accounts	0	150,294	96,393	0	246,687

Net revenues	0	1,265,717	576,556	(7,298)	1,834,975

Operating charges:
Salaries, wages and benefits	0	639,421	257,913	0	897,334
Other operating expenses	0	193,388	139,063	(6,889)	325,562
Supplies expense	0	123,894	78,450	0	202,344
Depreciation and amortization	0	57,597	24,085	0	81,682
Lease and rental expense	0	15,536	8,955	(409)	24,082
Electronic health records incentive income	0	(452)	369	0	(83)

	0	1,029,384	508,835	(7,298)	1,530,921

Income from operations	0	236,333	67,721	0	304,054
Interest expense	36,772	846	618	0	38,236
Interest (income) expense, affiliate	0	24,391	(24,391)	0	0
Equity in net income of consolidated affiliates	(174,539)	(38,497)	0	213,036	0

Income before income taxes	137,767	249,593	91,494	(213,036)	265,818
Provision for income taxes	(14,074)	93,570	18,519	0	98,015

Net income	151,841	156,023	72,975	(213,036)	167,803
Less: Income attributable to noncontrolling interests	0	0	15,962	0	15,962

Net income attributable to UHS	$151,841	$156,023	$57,013	$(213,036)	$151,841

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Net revenues before provision for doubtful accounts	$0	$2,837,863	$1,336,155	$(14,008)	$4,160,010
Less: Provision for doubtful accounts	0	300,062	193,341	0	493,403

Net revenues	0	2,537,801	1,142,814	(14,008)	3,666,607

Operating charges:
Salaries, wages and benefits	0	1,285,015	514,615	0	1,799,630
Other operating expenses	0	437,807	282,266	(13,504)	706,569
Supplies expense	0	252,604	154,382	0	406,986
Depreciation and amortization	0	113,376	48,118	0	161,494
Lease and rental expense	0	31,211	18,040	(504)	48,747
Electronic health records incentive income	0	(3,568)	(1,227)	0	(4,795)

	0	2,116,445	1,016,194	(14,008)	3,118,631

Income from operations	0	421,356	126,620	0	547,976
Interest expense	74,718	1,700	1,756	0	78,174
Interest (income) expense, affiliate	0	48,782	(48,782)	0	0
Equity in net income of consolidated affiliates	(317,745)	(70,278)	0	388,023	0

Income before income taxes	243,027	441,152	173,646	(388,023)	469,802
Provision for income taxes	(28,598)	158,893	41,769	0	172,064

Net income	271,625	282,259	131,877	(388,023)	297,738
Less: Income attributable to noncontrolling interests	0	0	26,113	0	26,113

Net income attributable to UHS	$271,625	$282,259	$105,764	$(388,023)	$271,625

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2012

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Net revenues before provision for doubtful accounts	$0	$1,293,848	$620,494	$(6,553)	$1,907,789
Less: Provision for doubtful accounts	0	105,390	79,316	0	184,706

Net revenues	0	1,188,458	541,178	(6,553)	1,723,083

Operating charges:
Salaries, wages and benefits	0	608,937	245,926	0	854,863
Other operating expenses	0	223,553	127,967	(6,459)	345,061
Supplies expense	0	122,524	75,292	0	197,816
Depreciation and amortization	0	50,997	21,986	0	72,983
Lease and rental expense	0	14,394	9,683	(94)	23,983
Electronic health records incentive income	0	(1,955)	0	0	(1,955)

	0	1,018,450	480,854	(6,553)	1,492,751

Income from operations	0	170,008	60,324	0	230,332
Interest expense	44,298	838	752	0	45,888
Interest (income) expense, affiliate	0	22,783	(22,783)	0	0
Equity in net income of consolidated affiliates	(134,904)	(28,548)	0	163,452	0

Income before income taxes	90,606	174,935	82,355	(163,452)	184,444
Provision for income taxes	(16,955)	62,521	21,434	0	67,000

Net income	107,561	112,414	60,921	(163,452)	117,444
Less: Income attributable to noncontrolling interests	0	0	9,883	0	9,883

Net income attributable to UHS	$107,561	$112,414	$51,038	$(163,452)	$107,561

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Net revenues before provision for doubtful accounts	$0	$2,627,313	$1,234,978	$(12,879)	$3,849,412
Less: Provision for doubtful accounts	0	194,768	138,525	0	333,293

Net revenues	0	2,432,545	1,096,453	(12,879)	3,516,119

Operating charges:
Salaries, wages and benefits	0	1,230,001	496,976	0	1,726,977
Other operating expenses	0	459,381	249,670	(12,690)	696,361
Supplies expense	0	250,833	152,343	0	403,176
Depreciation and amortization	0	102,257	42,518	0	144,775
Lease and rental expense	0	29,238	18,376	(189)	47,425
Electronic health records incentive income	0	(1,955)	0	0	(1,955)

	0	2,069,755	959,883	(12,879)	3,016,759

Income from operations	0	362,790	136,570	0	499,360
Interest expense	89,452	1,625	1,521	0	92,598
Interest (income) expense, affiliate	0	45,565	(45,565)	0	0
Equity in net income of consolidated affiliates	(291,382)	(69,625)	0	361,007	0

Income before income taxes	201,930	385,225	180,614	(361,007)	406,762
Provision for income taxes	(34,238)	136,629	44,357	0	146,748

Net income	236,168	248,596	136,257	(361,007)	260,014
Less: Income attributable to noncontrolling interests	0	0	23,846	0	23,846

Net income attributable to UHS	$236,168	$248,596	$112,411	$(361,007)	$236,168

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2013

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Net income	$151,841	$156,023	$72,975	$(213,036)	$167,803
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	5,282	0	0	0	5,282
Amortization of terminated hedge	(84)	0	0	0	(84)

Other comprehensive income before tax	5,198	0	0	0	5,198
Income tax expense related to items of other comprehensive income	1,960	0	0	0	1,960

Total other comprehensive income, net of tax	3,238	0	0	0	3,238

Comprehensive income	155,079	156,023	72,975	(213,036)	171,041
Less: Comprehensive income attributable to noncontrolling interests	0	0	15,962	0	15,962

Comprehensive income attributable to UHS	$155,079	$156,023	$57,013	$(213,036)	$155,079

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Net income	$271,625	$282,259	$131,877	$(388,023)	$297,738
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	9,817	0	0	0	9,817
Amortization of terminated hedge	(168)	0	0	0	(168)

Other comprehensive income before tax	9,649	0	0	0	9,649
Income tax expense related to items of other comprehensive income	3,638	0	0	0	3,638

Total other comprehensive income, net of tax	6,011	0	0	0	6,011

Comprehensive income	277,636	282,259	131,877	(388,023)	303,749
Less: Comprehensive income attributable to noncontrolling interests	0	0	26,113	0	26,113

Comprehensive income attributable to UHS	$277,636	$282,259	$105,764	$(388,023)	$277,636

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2013

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Assets
Current assets:
Cash and cash equivalents	$0	$3,570	$8,988	$0	$12,558
Accounts receivable, net	3,977	780,362	365,138	0	1,149,477
Supplies	0	62,380	37,944	0	100,324
Other current assets	2,477	74,488	9,768	0	86,733
Deferred income taxes	91,321	43,567	0	0	134,888

Total current assets	97,775	964,367	421,838	0	1,483,980

Investments in subsidiaries	6,099,224	1,394,110	0	(7,493,334)	0
Intercompany receivable	453,498	0	462,047	(915,545)	0
Intercompany note receivable	0	0	1,007,453	(1,007,453)	0
Property and equipment	0	3,981,118	1,538,701	0	5,519,819
Less: accumulated depreciation	0	(1,384,909)	(731,505)	0	(2,116,414)

	0	2,596,209	807,196	0	3,403,405

Other assets:
Goodwill	820	2,544,014	496,512	0	3,041,346
Deferred charges	58,717	5,702	2,491	0	66,910
Other	8,646	237,414	75,552	0	321,612

	$6,718,680	$7,741,816	$3,273,089	$(9,416,332)	$8,317,253

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$71,903	$591	$1,085	$0	$73,579
Accounts payable and accrued liabilities	42,144	740,872	175,936	0	958,952
Federal and state taxes	16,093	526	0	0	16,619

Total current liabilities	130,140	741,989	177,021	0	1,049,150

Intercompany payable	0	915,545	0	(915,545)	0
Other noncurrent liabilities	18,456	186,685	105,807	0	310,948
Long-term debt	3,428,610	5,245	39,251	0	3,473,106
Intercompany note payable	0	1,007,453	0	(1,007,453)	0
Deferred income taxes	150,017	56,801	0	0	206,818
Redeemable noncontrolling interests	0	0	233,417	0	233,417
UHS common stockholders’ equity	2,991,457	4,828,098	2,665,236	(7,493,334)	2,991,457
Noncontrolling interest	0	0	52,357	0	52,357

Total equity	2,991,457	4,828,098	2,717,593	(7,493,334)	3,043,814

	$6,718,680	$7,741,816	$3,273,089	$(9,416,332)	$8,317,253

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Net cash provided by operating activities	$16,014	$242,016	147,972	$0	$406,002

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(133,607)	(42,337)	0	(175,944)
Proceeds received from sale of assets and businesses	0	7,552	26,456	0	34,008
Acquisition of property and businesses	0	(1,320)	0	0	(1,320)
Costs incurred for purchase and implementation of electronic health records application	0	(33,396)	0	0	(33,396)

Net cash used in investing activities	0	(160,771)	(15,881)	0	(176,652)

Cash Flows from Financing Activities:
Reduction of long-term debt	(189,188)	(526)	(6,382)	0	(196,096)
Additional borrowings	11,000	0	0	0	11,000
Repurchase of common shares	(21,373)	0	0	0	(21,373)
Dividends paid	(9,795)	0	0	0	(9,795)
Issuance of common stock	2,735	0	0	0	2,735
Profit distributions to noncontrolling interests	0	0	(26,734)	0	(26,734)
Changes in intercompany balances with affiliates, net	190,607	(89,098)	(101,509)	0	0

Net cash used in financing activities	(16,014)	(89,624)	(134,625)	0	(240,263)

Decrease in cash and cash equivalents	0	(8,379)	(2,534)	0	(10,913)
Cash and cash equivalents, beginning of period	0	11,949	11,522	0	23,471

Cash and cash equivalents, end of period	$0	$3,570	$8,988	$0	$12,558

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Net cash provided by operating activities	$2,144	$279,941	90,777	$0	$372,862

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(153,894)	(28,457)	0	(182,351)
Proceeds received from sale of assets and businesses	0	49,984	3,477	0	53,461
Acquisition of property and businesses	0	(11,476)	0	0	(11,476)
Costs incurred for purchase and implementation of electronic health records application	0	(28,008)	0	0	(28,008)
Return of deposit on terminated purchase agreement	6,500	0	0	0	6,500

Net cash provided by (used in) investing activities	6,500	(143,394)	(24,980)	0	(161,874)

Cash Flows from Financing Activities:
Reduction of long-term debt	(191,898)	(2,289)	(1,499)	0	(195,686)
Repurchase of common shares	(2,927)	0	0	0	(2,927)
Dividends paid	(9,673)	0	0	0	(9,673)
Issuance of common stock	2,575	0	0	0	2,575
Profit distributions to noncontrolling interests	0	0	(13,565)	0	(13,565)
Changes in intercompany balances with affiliates, net	193,279	(144,331)	(48,948)	0	0

Net cash used in financing activities	(8,644)	(146,620)	(64,012)	0	(219,276)

(Decrease) increase in cash and cash equivalents	0	(10,073)	1,785	0	(8,288)
Cash and cash equivalents, beginning of period	0	33,221	8,008	0	41,229

Cash and cash equivalents, end of period	$0	$23,148	$9,793	$0	$32,941

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

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of June 30, 2013, we owned and/or operated 23 acute care hospitals and 195 behavioral health centers located in 37 states, Washington, D.C., Puerto Rico and the U.S. Virgin Islands. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 5 surgical hospitals and surgery and radiation oncology centers located in 4 states. In October, 2012, we acquired Ascend Health Corporation (“Ascend”). Ascend was the largest private behavioral health provider with 9 owned or leased freestanding inpatient facilities located in 5 states.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 49% of our consolidated net revenues during each of the three-month periods ended June 30, 2013 and 2012 and 50% and 51% during the six-month periods ended June 30, 2013 and 2012, respectively. Net revenues from our behavioral health care facilities accounted for 51% of our consolidated net revenues during each of the three-month periods ended June 30, 2013 and 2012 and 50% and 49% during the six-month periods ended June 30, 2013 and 2012, respectively.

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

•

as discussed below in Sources of Revenue, we receive revenues from various state and county based programs, including Medicaid in all the states in which we operate, (we receive Medicaid revenues in excess of $90 million annually from each of Texas, Pennsylvania, Washington, D.C., Illinois, Virginia and Massachusetts); CMS-approved Medicaid supplemental programs in certain states including Oklahoma, California and Arkansas, and; state Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state based revenue programs (which have been implemented in various forms with respect to our areas of operation in the respective states’ 2012, 2013 and 2014 fiscal years) as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations;

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

•

the Department of Health and Human Services (“HHS”) published final regulations in July, 2010 implementing the health information technology (“HIT”) provisions of the American Recovery and Reinvestment Act (referred to as the “HITECH Act”). The final regulation defines the “meaningful use” of Electronic Health Records (“EHR”) and establishes the requirements for the Medicare and Medicaid EHR payment incentive programs. The implementation period for these new Medicare and Medicaid incentive payments started in federal fiscal year 2011 and can end as late as 2016 for Medicare and 2021 for the state Medicaid programs. Our acute care hospitals may qualify for these EHR incentive payments upon implementation of the EHR application assuming they meet the “meaningful use criteria”. Certain of our acute care hospitals implemented EHR applications in 2011 and 2012 and we continued the implementation at each of our acute care hospitals, on a facility-by-facility basis, until completion which occurred in June, 2013. As of June 30, 2013, fifteen of our acute care hospitals met the “meaningful use” criteria and we expect the remainder to do so by the end of 2013. However, there can be no assurance that all of our acute care hospitals will ultimately qualify for these incentive payments and, should we qualify, we are unable to quantify the amount of incentive payments we may receive since the amounts are dependent upon various factors including the implementation timing at each hospital. Should we (our acute care hospitals) qualify for incentive payments, there may be timing differences in the recognition of the incentive income and expenses recorded in connection with the implementation of the EHR applications which may cause material period-to-period changes in our future results of operations. Hospitals that do not qualify as a meaningful user of EHR by 2015 are subject to a reduced market basket update to the inpatient prospective payment system standardized amount in 2015 and each subsequent fiscal year. Although we believe that our acute care hospitals will be in compliance with the EHR standards by 2015, there can be no assurance that all of our facilities will be in compliance and therefore not subject to the penalty provision of the HITECH Act;

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

•

as of June 30, 2013 and December 31, 2012, our accounts receivable includes approximately $30 million and $70 million, respectively, due from Illinois. Although the outstanding balance has been reduced significantly during the second quarter of 2013 as a result of substantial cash remittances received from the state (approximately $72 million was due from Illinois as of March 31, 2013), collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $7 million as of June 30, 2013 and $51 million as of December 31, 2012, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. Although the remaining accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

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

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 36% and 39% of our net patient revenues during the three-month periods ended June 30, 2013 and 2012, respectively, and 36% and 39% during the six-month periods ended June 30, 2013 and 2012, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs, accounted for 49% and 50% of our net patient revenues during the three-month periods ended June 30, 2013 and 2012, respectively, and 48% and 49% during the six-month periods ended June 30, 2013 and 2012, respectively.

Provision for Doubtful Accounts: On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. Our accounts receivable are recorded net of allowance for doubtful accounts of $404 million at June 30, 2013 and $311 million at December 31, 2012.

As of June 30, 2013 and December 31, 2012, our accounts receivable includes approximately $30 million and $70 million, respectively, due from Illinois. Although the outstanding balance has been reduced significantly during the second quarter of 2013 as a result of substantial cash remittances received from the state (approximately $72 million was due from Illinois as of March 31, 2013), collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $7 million as of June 30, 2013 and $51 million as of December 31, 2012, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. Although the remaining accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

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

As of June 30, 2013, the total accrual for our professional and general liability claims, including the estimated claims related to the facilities acquired from PSI, was $217 million, of which $48 million is included in current liabilities. As of December 31, 2012, the total accrual for our professional and general liability claims, including the estimated claims related to the facilities acquired from PSI, was $279 million, of which $48 million is included in current liabilities.

During the second quarter of 2013, pursuant to a reserve analysis, we recorded reductions to our professional and general liability self-insurance reserves (relating to years prior to 2013) amounting to $65 million in the aggregate. The favorable changes in our estimated future claims payments relating to years prior to 2013 were due to: (i) an increased weighting given to company-specific metrics (to 100% from 75%), and decreased general industry metrics (to 0% from 25%), related to projected incidents per exposure, historical claims experience and loss development factors; (ii) historical data which measured the realized favorable impact of medical malpractice tort reform experienced in several states in which we operate, and; (iii) a decrease in claims related to certain higher risk specialties (such as obstetrical) due to a continuation of the company-wide patient safety initiative undertaken during the last several years. As the number of our facilities and our patient volumes have increased, thereby providing for a statistically significant data group, and taking into consideration our long-history of company-specific risk management programs and claims experience, our reserve analyses have included a greater emphasis on our historical professional and general liability experience which has developed favorably as compared to general industry trends.

Recent Accounting Standards: For a summary of accounting standards, please see Note 13 to the Consolidated Financial Statements, as included herein.

Results of Operations

Three-month periods ended June 30, 2013 and 2012:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended June 30, 2013 and 2012 (dollar amounts in thousands):

	Three months ended		Three months ended
	June 30, 2013		June 30, 2012
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$2,081,662		$1,907,789
Less: Provision for doubtful accounts	246,687		184,706

Net revenues	1,834,975	100.0%	1,723,083	100.0%
Operating charges:
Salaries, wages and benefits	897,334	48.9%	854,863	49.6%
Other operating expenses	325,562	17.7%	345,061	20.0%
Supplies expense	202,344	11.0%	197,816	11.5%
Depreciation and amortization	81,682	4.5%	72,983	4.2%
Lease and rental expense	24,082	1.3%	23,983	1.4%
EHR incentive income	(83)	0.0%	(1,955)	-0.1%

Subtotal-operating expenses	1,530,921	83.4%	1,492,751	86.6%

Income from operations	304,054	16.6%	230,332	13.4%
Interest expense, net	38,236	2.1%	45,888	2.7%

Income before income taxes	265,818	14.5%	184,444	10.7%
Provision for income taxes	98,015	5.3%	67,000	3.9%

Net income	167,803	9.1%	117,444	6.8%
Less: Income attributable to noncontrolling interests	15,962	0.9%	9,883	0.6%

Net income attributable to UHS	$151,841	8.3%	$107,561	6.2%

Net revenues increased 6.5% or $112 million to $1.83 billion during the three-month period ended June 30, 2013 as compared to $1.72 billion during the comparable quarter of 2012. The net increase was attributable to: (i) a $69 million or 4.0% increase in net revenues generated at our acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”), and; (ii) other combined net increase of $43 million consisting primarily of the revenues generated during the second quarter of 2013 at the nine behavioral health facilities acquired from Ascend Health Corporation in October, 2012.

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $81 million to $266 million during the three-month period ended June 30, 2013 as compared to $184 million during the comparable quarter of 2012. The net increase in our income before income taxes during the second quarter of 2013, as compared to the comparable prior year quarter, was due to:

a.	an increase of $2 million at our acute care facilities as discussed below in Acute Care Hospital Services, excluding impact of the items mentioned in c. and f. below;

b.	an increase of $10 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, excluding the impact of the item mentioned in c. and e. below;

c.	an increase of $65 million resulting from a reduction to our professional and general liability self-insurance reserves relating to years prior to 2013, based upon a reserve analysis ($51 million is applicable to our acute care hospitals and $14 million is applicable to our behavioral health care facilities);

d.	an increase of $8 million due to a decrease in interest expense resulting from a decrease in our average effective interest rate, partially offset by an increase in our average outstanding borrowings;

e.	a decrease of $6 million consisting of the 2011 portion of net Medicaid supplemental revenues recorded during the second quarter of 2012 related to new programs initiated in certain states in which we operate behavioral health care facilities;

f.	an increase of $1 million related to the incentive income, net of expenses, recorded during the second quarter of 2013, as compared to the second quarter of 2012, in connection with the implementation of EHR applications at our acute care hospitals, and;

g.	$1 million of other combined net increases.

Net income attributable to UHS increased $44 million to $152 million during the three-month period ended June 30, 2013 as compared to $108 million during the comparable quarter of 2012. The increase during the second quarter of 2013, as compared to the comparable prior year quarter, consisted of:

•	an increase of $81 million in income before income taxes, as discussed above;

•	a decrease of $6 million due to an increase in income attributable to noncontrolling interests, and;

•

a decrease of $31 million resulting from an increase in the provision for income taxes resulting primarily from the income tax provision recorded on the $75 million increase in pre-tax income ($81 million increase in income before income taxes and the $6 million decrease in income due to an increase in the income attributable to noncontrolling interests) as well as the income tax provision recorded during the second quarter of 2013 on the gain realized on the sale of Peak Behavioral Health Services (see Provision for Income Taxes and Effective Tax Rates).

Six-month periods ended June 30, 2013 and 2012:

The following table summarizes our results of operations and is used in the discussion below for the six-month periods ended June 30, 2013 and 2012 (dollar amounts in thousands):

	Six months ended		Six months ended
	June 30, 2013		June 30, 2012
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$4,160,010		$3,849,412
Less: Provision for doubtful accounts	493,403		333,293

Net revenues	3,666,607	100.0%	3,516,119	100.0%
Operating charges:
Salaries, wages and benefits	1,799,630	49.1%	1,726,977	49.1%
Other operating expenses	706,569	19.3%	696,361	19.8%
Supplies expense	406,986	11.1%	403,176	11.5%
Depreciation and amortization	161,494	4.4%	144,775	4.1%
Lease and rental expense	48,747	1.3%	47,425	1.3%
EHR incentive income	(4,795)	-0.1%	(1,955)	-0.1%

Subtotal-operating expenses	3,118,631	85.1%	3,016,759	85.8%

Income from operations	547,976	14.9%	499,360	14.2%
Interest expense, net	78,174	2.1%	92,598	2.6%

Income before income taxes	469,802	12.8%	406,762	11.6%
Provision for income taxes	172,064	4.7%	146,748	4.2%

Net income	297,738	8.1%	260,014	7.4%
Less: Income attributable to noncontrolling interests	26,113	0.7%	23,846	0.7%

Net income attributable to UHS	$271,625	7.4%	$236,168	6.7%

Net revenues increased 4.3%, or $150 million, to $3.67 billion during the six-month period ended June 30, 2013 as compared to $3.52 billion during the comparable period of 2012. The net increase was attributable to: (i) a $96 million or 2.8% increase in net revenues generated at our acute care hospitals and behavioral health care facilities, on a same facility basis, and; (ii) other combined net increase of $54 million consisting primarily of the revenues generated during the first six months of 2013 at the nine behavioral health facilities acquired from Ascend Health Corporation in October, 2012, partially offset by other combined net decreases due primarily to $36 million of net revenues recorded during the first six months of 2012 resulting from an industry-wide settlement with the United States Department of Health and Human Services, the Secretary of Health and Human Services, and the Centers for Medicare and Medicaid Services, related to underpayments of Medicare inpatient prospective payments during a number of prior years.

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $63 million to $470 million during the six-month period ended June 30, 2013 as compared to $407 million during the comparable period of 2012. The net increase in our income before income taxes during the first six months of 2013, as compared to the comparable prior year period, was due to:

a.	a decrease of $25 million at our acute care facilities as discussed below in Acute Care Hospital Services, excluding impact of the items mentioned in c., d. and f. below;

b.	an increase of $37 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, excluding the impact of the item mentioned in c., g. and h. below;

c.	an increase of $65 million resulting from a reduction to our professional and general liability self-insurance reserves relating to years prior to 2013, based upon a reserve analysis ($51 million is applicable to our acute care hospitals and $14 million is applicable to our behavioral health care facilities);

d.	a decrease of $33 million (net of related expenses) resulting from the pre-tax income recorded during the first six months of 2012 related to the above-mentioned agreement with the United States Department of Health and Human Services, the Secretary of Health and Human Services, and the Centers for Medicare and Medicaid Services;

e.	an increase of $14 million due to a decrease in interest expense resulting from a decrease in our average effective interest rate, partially offset by an increase in our average outstanding borrowings;

f.	a net aggregate increase of $11 million resulting from the following unfavorable items recorded during the first six months of 2012: (i) the revised Supplemental Security Income ratios utilized for calculating Medicare disproportionate share hospital reimbursements for federal fiscal years 2006 through 2009 ($7 million unfavorable impact), and; (ii) the write-off of receivables related to revenues recorded during 2011 at two of our acute care hospitals located in Florida resulting from reductions in certain county reimbursements due to reductions in federal matching Inter-Governmental Transfer funds ($4 million unfavorable impact);

g.	a decrease of $7 million resulting from the pre-tax income recorded during the first six months of 2012 representing the 2011 portion of the net Medicaid supplemental reimbursements earned pursuant to the Oklahoma Supplemental Hospital Offset Payment Program;

h.	a decrease of $6 million consisting of the 2011 portion of net Medicaid supplemental revenues recorded during the second quarter of 2012 related to new programs initiated in certain states in which we operate behavioral health care facilities, and;

i.	$7 million of other combined net increases.

Net income attributable to UHS increased $36 million, to $272 million during the six-month period ended June 30, 2013 as compared to $236 million during the comparable prior year period. The increase during the first six months of 2013, as compared to the comparable prior year period, consisted of:

•	an increase of $63 million in income before income taxes, as discussed above;

•	a decrease of $2 million due to an increase in income attributable to noncontrolling interests, and;

•

a decrease of $25 million resulting from an increase in the provision for income taxes resulting primarily from the income tax provision recorded on the $61 million increase in pre-tax income ($63 million increase in income before income taxes and the $2 million decrease in income due to an increase in the income attributable to noncontrolling interests) as well as the income tax provision recorded during the second quarter of 2013 on the gain realized on the sale of Peak Behavioral Health Services (see Provision for Income Taxes and Effective Tax Rates).

Acute Care Hospital Services

Same Facility Basis Acute Care Hospitals

We believe that providing our results on a “Same Facility” basis, which includes the operating results for facilities owned in both the current year and prior year periods, is helpful to our investors as a measure of our operating performance. Our “Same Facility” results also neutralize the impact of the reduction to our professional and general liability self-insurance reserves, the impact of the EHR applications and the effect of items that are non-operational in nature including items such as, but not limited to, gains on sales of assets and businesses, impacts of settlements, legal judgments and lawsuits and other amounts that may be reflected in the current or prior year financial statements that relate to prior periods.

The following table summarizes the results of operations for our acute care facilities, on a same facility and all acute care basis, and is used in the discussion below for the three and six-month periods ended June 30, 2013 and 2012 (dollar amounts in thousands):

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
		% of Net		% of Net		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$1,102,240		$1,008,742		$2,229,017		$2,036,084
Less: Provision for doubtful accounts	216,053		164,144		434,096		289,508

Net revenues	886,187	100.0%	844,598	100.0%	1,794,921	100.0%	1,746,576	100.0%
Operating charges:
Salaries, wages and benefits	398,765	45.0%	383,335	45.4%	802,442	44.7%	775,648	44.4%
Other operating expenses	198,999	22.5%	170,000	20.1%	397,852	22.2%	349,216	20.0%
Supplies expense	156,953	17.7%	155,147	18.4%	317,557	17.7%	314,455	18.0%
Depreciation and amortization	47,200	5.3%	45,325	5.4%	94,699	5.3%	92,581	5.3%
Lease and rental expense	14,028	1.6%	14,858	1.8%	28,629	1.6%	29,210	1.7%

Subtotal-operating expenses	815,945	92.1%	768,665	91.0%	1,641,179	91.4%	1,561,110	89.4%

Income from operations	70,242	7.9%	75,933	9.0%	153,742	8.6%	185,466	10.6%
Interest expense, net	1,124	0.1%	1,204	0.1%	2,261	0.1%	2,382	0.1%

Income before income taxes	69,118	7.8%	74,729	8.8%	151,481	8.4%	183,084	10.5%

Three-month periods ended June 30, 2013 and 2012:

During the three-month period ended June 30, 2013, as compared to the comparable prior year quarter, net revenues at our acute care hospitals, on a same facility basis, increased $42 million, or 4.9%, to $886 million during the second quarter of 2013 as compared to $845 million during the second quarter of 2012. Income before income taxes (and before income attributable to noncontrolling interests) decreased $6 million or 8% to $69 million or 7.8% of net revenues during the second quarter of 2013 as compared to $75 million or 8.8% of net revenues during the comparable prior year quarter.

During the three-month period ended June 30, 2013, as compared to the comparable prior year quarter, inpatient admissions to our acute care facilities increased 1.6% and adjusted admissions (adjusted for outpatient activity) increased 2.0%. Patient days at these facilities increased 0.7% during the second quarter of 2013 and adjusted patient days increased 1.2% during the three-month period ended June 30, 2013 as compared to the comparable prior year quarter. During the three-month period ended June 30, 2013, net revenue per adjusted admission increased 2.9% and net revenue per adjusted patient day increased 3.7%, as compared to the comparable quarter of the prior year. The average length of inpatient stay at these facilities was 4.5 days during each of the three-month periods ended June 30, 2013 and 2012. The occupancy rate, based on the average available beds at these facilities, was 56% during each of the three-month periods ended June 30, 2013 and 2012.

Six-month periods ended June 30, 2013 and 2012:

During the six-month period ended June 30, 2013, as compared to the comparable period of 2012, net revenues at our acute care hospitals, on a same facility basis, increased $48 million, or 2.8%, to $1.79 billion during the first six months of 2013 as compared to $1.75 billion during the first six months of 2012. Income before income taxes (and before income attributable to noncontrolling interests) decreased $32 million or 17% to $151 million or 8.4% of net revenues during the first six months of 2013 as compared to $183 million or 10.5% of net revenues during the comparable period of 2012.

During the six-month period ended June 30, 2013, as compared to the comparable period of 2012, inpatient admissions to our acute care facilities remained relatively unchanged and adjusted admissions increased 0.2%. Patient days at these facilities increased 0.5% during the first six months of 2013 and adjusted patient days increased 0.7% during the six-month period ended June 30, 2013 as compared to the comparable period of the prior year. During the six-month period ended June 30, 2013, net revenue per adjusted admission increased 2.5% and net revenue per adjusted patient day increased 2.1%, as compared to the comparable period of 2012. The average length of inpatient stay at these facilities was 4.5 days during each of the six-month periods ended June 30, 2013 and 2012. The occupancy rate, based on the average available beds at these facilities, was 55% and 56% during the six-month periods ended June 30, 2013 and 2012, respectively.

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

Uncompensated care:

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three and six-month periods ended June 30, 2013 and 2012:

Amounts in millions	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2013	%	2012	%	2013	%	2012	%
Charity care	$172	67%	$196	74%	$314	64%	$458	79%
Uninsured discounts	86	33%	70	26%	175	36%	123	21%

Total uncompensated care	$258	100%	$266	100%	$489	100%	$581	100%

The decrease in charity care and uninsured discounts recorded at our acute care hospitals during the 2013 periods, as compared to the comparable 2012 periods, was offset by an increase in the provision for doubtful accounts which amounted to $216 million and $164 million during the three-month periods ended June 30, 2013 and 2012, respectively, and $434 million and $290 million during the six-month periods ended June 30, 2013 and 2012, respectively.

Estimated cost of providing uncompensated care:

The estimated costs of providing uncompensated care as reflected below were based on a calculation which multiplied the percentage of operating expenses for our acute care hospitals to gross charges for those hospitals by the above-mentioned total uncompensated care amounts. Amounts included in the provision for doubtful accounts, which as mentioned above increased during the three and six-month periods ended June 30, 2013, as compared to the comparable periods of 2012, are not included in the calculation of estimated costs of providing uncompensated care. The percentage of cost to gross charges is calculated based on the total operating expenses for our acute care facilities (excluding provision for doubtful accounts) divided by gross patient service revenue for those facilities. An increase in the level of uninsured patients to our facilities and the resulting adverse trends in the provision for doubtful accounts and uncompensated care provided could have a material unfavorable impact on our future operating results.

Amounts in millions:	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Estimated cost of providing charity care	$28	$32	$51	$75
Estimated cost of providing uninsured discounts related care	14	11	28	20

Estimated cost of providing uncompensated care	$42	$43	$79	$95

All Acute Care Hospitals

The following table summarizes the results of operations for all our acute care operations during the three and six-month periods ended June 30, 2013 and 2012 which includes our acute care results on a same facility basis, as well as the impact of other items, as mentioned below (dollar amounts in thousands):

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
		% of Net		% of Net		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$1,110,699		$1,007,741		$2,237,476		$2,059,636
Less: Provision for doubtful accounts	216,053		164,144		434,096		289,508

Net revenues	894,646	100.0%	843,597	100.0%	1,803,380	100.0%	1,770,128	100.0%
Operating charges:
Salaries, wages and benefits	400,024	44.7%	391,278	46.4%	804,535	44.6%	783,591	44.3%
Other operating expenses	149,925	16.8%	170,396	20.2%	348,886	19.3%	352,210	19.9%
Supplies expense	157,011	17.6%	155,147	18.4%	317,621	17.6%	314,455	17.8%
Depreciation and amortization	54,211	6.1%	48,852	5.8%	107,197	5.9%	96,108	5.4%
Lease and rental expense	14,044	1.6%	14,858	1.8%	28,656	1.6%	29,210	1.7%
EHR incentive income	(83)	0.0%	(1,955)	-0.2%	(4,795)	-0.3%	(1,955)	-0.1%

Subtotal-operating expenses	775,132	86.6%	778,576	92.3%	1,602,100	88.8%	1,573,619	88.9%

Income from operations	119,514	13.4%	65,021	7.7%	201,280	11.2%	196,509	11.1%
Interest expense, net	1,124	0.1%	1,204	0.1%	2,261	0.1%	2,382	0.1%

Income before income taxes	118,390	13.2%	63,817	7.6%	199,019	11.0%	194,127	11.0%

Three-month periods ended June 30, 2013 and 2012:

Income before income taxes increased $55 million or 86% to $118 million during the second quarter of 2013 as compared to $64 million during the second quarter of 2012. The increase in income before income taxes at our acute care facilities resulted from:

•	a $6 million decrease at our acute care facilities on a same facility basis, as discussed above;

•

an increase of $51 million resulting from a reduction to our professional and general liability self-insurance reserves relating to years prior to 2013, based upon a reserve analysis, recorded during the second quarter of 2013;

•

an increase of $8 million resulting from the revenues recorded during the second quarter of 2013, that relate to prior years, in connection with a Medicaid supplemental payment plan in California which was approved by CMS during the second quarter of 2013, retroactive to July 1, 2011, and;

•	other combined net increase of $2 million.

Six-month periods ended June 30, 2013 and 2012:

Income before income taxes increased $5 million or 3% to $199 million during the first six months of 2013 as compared to $194 million during the comparable period of 2012. The increase in income before income taxes at our acute care facilities resulted from:

•	a $32 million decrease at our acute care facilities on a same facility basis, as discussed above;

•

the above-mentioned increase of $51 million resulting from a reduction to our professional and general liability self-insurance reserves relating to years prior to 2013, recorded during the second quarter of 2013;

•

an increase of $8 million resulting from the revenues recorded during the second quarter of 2013, that relate to prior years, in connection with a Medicaid supplemental payment plan in California which was approved by CMS during the second quarter of 2013, retroactive to July 1, 2011;

•

a net unfavorable change of $33 million (net of related expenses) resulting from the pre-tax income recorded during the first six months of 2012 related to the above-mentioned agreement with the United States Department of Health and Human Services, the Secretary of Health and Human Services, and the Centers for Medicare and Medicaid Services, and;

•

an aggregate favorable change of $11 million resulting from the recording, during the first six months of 2012, of a $7 million reduction to net revenues from the revised Supplemental Security Income ratios utilized for calculating Medicare disproportionate share hospital reimbursements for federal fiscal years 2006 through 2009 and a $4 million reduction to net revenues resulting from the write-off of receivables related to revenues recorded during 2011 at two of our acute care hospitals located in Florida resulting from reductions in certain county reimbursements due to reductions in federal matching Inter-Governmental Transfer funds.

Behavioral Health Services

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussion below for the three and six-month periods ended June 30, 2013 and 2012 (dollar amounts in thousands):

Same Facility—Behavioral Health

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
		% of Net		% of Net		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$913,307		$878,030		$1,803,872		$1,744,997
Less: Provision for doubtful accounts	28,483		20,486		55,071		43,504

Net revenues	884,824	100.0%	857,544	100.0%	1,748,801	100.0%	1,701,493	100.0%
Operating charges:
Salaries, wages and benefits	431,014	48.7%	422,129	49.2%	857,627	49.0%	845,290	49.7%
Other operating expenses	157,814	17.8%	148,248	17.3%	308,956	17.7%	298,729	17.6%
Supplies expense	42,120	4.8%	41,337	4.8%	82,578	4.7%	85,471	5.0%
Depreciation and amortization	24,459	2.8%	22,210	2.6%	48,268	2.8%	44,415	2.6%
Lease and rental expense	8,114	0.9%	8,132	0.9%	16,275	0.9%	16,165	1.0%

Subtotal-operating expenses	663,521	75.0%	642,056	74.9%	1,313,704	75.1%	1,290,070	75.8%

Income from operations	221,303	25.0%	215,488	25.1%	435,097	24.9%	411,423	24.2%
Interest expense, net	336	0.0%	384	0.0%	1,194	0.1%	761	0.0%

Income before income taxes	220,967	25.0%	215,104	25.1%	433,903	24.8%	410,662	24.1%

Three-month periods ended June 30, 2013 and 2012:

On a same facility basis during the second quarter of 2013, as compared to the second quarter of 2012, net revenues at our behavioral health care facilities increased 3% or $27 million to $885 million from $858 million. Income before income taxes increased $6 million or 3% to $221 million or 25.0% of net revenues during the three-month period ended June 30, 2013, as compared to $215 million or 25.1% of net revenues during the comparable prior year quarter.

On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities increased 5.2% and 5.4%, respectively, during the three-month period ended June 30, 2013 as compared to the comparable quarter of 2012. Patient days and adjusted patient days increased 1.6% and 1.8%, respectively, during the three-month period ended June 30, 2013 as compared to the comparable prior year quarter. During the three-month period ended June 30, 2013, net revenue per adjusted admission decreased 2.1% and net revenue per adjusted patient day increased 1.3%, as compared to the comparable quarter of the prior year. The average length of inpatient stay at these facilities was 13.6 days and 14.1 days during the three-month periods ended June 30, 2013 and 2012, respectively. The occupancy rate, based on the average available beds at these facilities, was 76% and 75% during the three-month periods ended June 30, 2013 and 2012, respectively.

Six-month periods ended June 30, 2013 and 2012:

On a same facility basis during the first six months of 2013, as compared to the comparable period of 2012, net revenues at our behavioral health care facilities increased 3% or $47 million to $1.75 billion from $1.70 billion. Income before income taxes increased $23 million or 6% to $434 million or 24.8% of net revenues during the six-month period ended June 30, 2013, as compared to $411 million or 24.1% of net revenues during the comparable prior year period.

On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities increased 2.8% and 2.9%, respectively, during the six-month period ended June 30, 2013 as compared to the comparable period of 2012. Patient days and adjusted patient days increased 0.7% and 0.8%, respectively, during the six-month period ended June 30, 2013 as compared to the comparable period of 2012. During the six-month period ended June 30, 2013, net revenue per adjusted admission remained relatively unchanged and net revenue per adjusted patient day increased 2.0%, as compared to the comparable period of 2012. The average length of inpatient stay at these facilities was 13.6 days and 13.8 days during the six-month periods ended June 30, 2013 and 2012, respectively. The occupancy rate, based on the average available beds at these facilities, was 76% and 75% during the six-month periods ended June 30, 2013 and 2012, respectively.

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care facilities during the three and six-month periods ended June 30, 2013 and 2012 which includes our behavioral health results on a same facility basis, as well as the impact of the facilities acquired or opened within the previous twelve months (including the 9 facilities acquired from Ascend Health Corporation in October, 2012) and other items, as mentioned below (dollar amounts in thousands):

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
		% of Net		% of Net		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$960,054		$890,817		$1,898,205		$1,774,405
Less: Provision for doubtful accounts	30,584		20,550		59,191		43,818

Net revenues	929,470	100.0%	870,267	100.0%	1,839,014	100.0%	1,730,587	100.0%
Operating charges:
Salaries, wages and benefits	453,986	48.8%	426,744	49.0%	905,874	49.3%	858,947	49.6%
Other operating expenses	154,912	16.7%	147,155	16.9%	313,158	17.0%	297,887	17.2%
Supplies expense	44,306	4.8%	41,599	4.8%	87,268	4.7%	86,272	5.0%
Depreciation and amortization	25,661	2.8%	22,534	2.6%	50,703	2.8%	45,405	2.6%
Lease and rental expense	9,713	1.0%	8,527	1.0%	19,486	1.1%	17,066	1.0%

Subtotal-operating expenses	688,578	74.1%	646,559	74.3%	1,376,489	74.8%	1,305,577	75.4%

Income from operations	240,892	25.9%	223,708	25.7%	462,525	25.2%	425,010	24.6%
Interest expense, net	336	0.0%	384	0.0%	1,194	0.1%	761	0.0%

Income before income taxes	240,556	25.9%	223,324	25.7%	461,331	25.1%	424,249	24.5%

Three-month periods ended June 30, 2013 and 2012:

Income before income taxes increased $17 million or 8% to $241 million during the second quarter of 2013 as compared to $223 million during the second quarter of 2012. The increase in income before income taxes at our behavioral health care facilities resulted from:

•	a $6 million increase at our behavioral health care facilities on a same facility basis, as discussed above;

•

an increase of $14 million resulting from a reduction to our professional and general liability self-insurance reserves relating to years prior to 2013, based upon a reserve analysis, recorded during the second quarter of 2013;

•

a net increase of approximately $10 million representing the combined income before income taxes generated at nine behavioral health care facilities acquired during the fourth quarter of 2012 and two behavioral health care facilities that were newly opened during the fourth quarter of 2012 and the second quarter of 2013;

•

an unfavorable change of $7 million resulting from the net revenues recorded during the second quarter of 2012 representing the 2011 portion of the net Medicaid supplemental reimbursements earned primarily from new programs approved in Indiana and Ohio which were retroactive to July 1, 2011, and;

•	other combined net decrease of $6 million.

Six-month periods ended June 30, 2013 and 2012:

Income before income taxes increased $37 million or 9% to $461 million during the first six months of 2013 as compared to $424 million during the comparable period of 2012. The increase in income before income taxes at our behavioral health care facilities resulted from:

•	a $23 million increase at our behavioral health care facilities on a same facility basis, as discussed above;

•

the above-mentioned increase of $14 million resulting from a reduction to our professional and general liability self-insurance reserves relating to years prior to 2013, recorded during the second quarter of 2013;

•

a net increase of approximately $20 million representing the combined income generated at nine behavioral health care facilities acquired during the fourth quarter of 2012 and two behavioral health care facilities that were newly opened during the fourth quarter of 2012 and the second quarter of 2013;

•

an unfavorable change of $7 million resulting from the net revenues recorded during the second quarter of 2012 representing the 2011 portion of the net Medicaid supplemental reimbursements earned primarily from new programs approved in Indiana and Ohio which were retroactive to July 1, 2011;

•

an unfavorable change of $7 million resulting from the net revenues recorded during the first six months of 2012 representing the 2011 portion of the net Medicaid supplemental reimbursements earned pursuant to the Oklahoma Supplemental Hospital Offset Payment Program, and;

•	other combined net decrease of $6 million.

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

The following table shows the approximate percentages of net patient revenue for the three and six-month periods ended June 30, 2013 and 2012 presented on: (i) a combined basis for both our acute care and behavioral health facilities; (ii) for our acute care facilities only, and; (iii) for our behavioral health facilities only:

Acute Care and Behavioral Health Facilities Combined	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Third Party Payors:
Medicare	21%	24%	22%	24%
Medicaid	15%	15%	14%	15%
Managed Care (HMO and PPOs)	49%	50%	48%	49%
Other Sources	15%	11%	16%	12%

Total	100%	100%	100%	100%

Acute Care Facilities	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Third Party Payors:
Medicare	24%	29%	26%	29%
Medicaid	7%	7%	6%	7%
Managed Care (HMO and PPOs)	59%	58%	57%	56%
Other Sources	10%	6%	11%	8%

Total	100%	100%	100%	100%

Behavioral Health Facilities	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Third Party Payors:
Medicare	19%	18%	19%	18%
Medicaid	22%	23%	22%	23%
Managed Care (HMO and PPOs)	40%	41%	40%	40%
Other Sources	19%	18%	19%	19%

Total	100%	100%	100%	100%

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

In August, 2012, the Centers for Medicare and Medicaid Services (“CMS”) published its final IPPS 2013 payment rule which provided for a 2.6% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform mandated adjustments are considered, we estimate our overall increase from the final federal fiscal year 2013 rule (covering the period of October 1, 2012 through September 30, 2013) will approximate 1.8%. This projected impact from the IPPS 2013 final rule reflects all of the adjustments described in this paragraph, however, it excludes the impact of potential reductions related to the Budget Control Act of 2011, as discussed below.

In August, 2013, CMS published its final IPPS 2014 payment rule which provides for a 2.5% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform mandated adjustments are considered, we estimate our overall increase from the final federal fiscal year 2014 rule (covering the period of October 1, 2013 through September 30, 2014) will approximate 1.0%. This projected impact from the IPPS 2014 final rule includes both the impact of the American Taxpayer Relief Act (“ATRA”) of 2012 documentation and coding adjustment and the required changes to the Medicare Disproportionate Share Hospital payments related to the traditional Medicare fee for service, however, it excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, as discussed below. Although we expect the final IPPS 2014 payment rule to have a favorable impact on our Medicare fee for service payments for federal fiscal year 2014, we do not believe the impact will be material to our consolidated financial statements.

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

On January 1, 2005, CMS implemented a new Psychiatric Prospective Payment System (“Psych PPS”) for inpatient services furnished by psychiatric hospitals under the Medicare program. This system replaced the cost-based reimbursement guidelines with a per diem Psych PPS with adjustments to account for certain facility and patient characteristics. The Psych PPS also contained provisions for outlier payments and an adjustment to a psychiatric hospital’s base payment if it maintains a full-service emergency department. In April, 2011 CMS published its final Psych PPS rule for the fifteen month period July 1, 2011 to September 30, 2012. The market basket increase for this time period was 2.95%, which included a 0.25% reduction required by the federal Health Care Reform legislation enacted in 2010. In August, 2012, CMS published its final Psych PPS rate notice for the federal fiscal year beginning October 1, 2012. That final notice contained a Psych PPS market basket update of 2.7%, which was reduced by 0.7% to reflect a productivity adjustment, and reduced by 0.1% to reflect an “other adjustment” required by the Social Security Act for rate years 2010 through 2019. In July, 2013, CMS published its final Psych PPS rate notice for the federal fiscal year 2014. The final notice contains a Psych PPS market basket update of 2.6% which is reduced by 0.5% to reflect a productivity adjustment, and reduced by 0.1% to reflect an “other adjustment” required by the Social Security Act.

In November, 2011, CMS published its annual final Medicare Outpatient Prospective Payment System (“OPPS”) rule for 2012. The market basket increase to the OPPS base rate is 3.0%. In addition, as outlined in the Sources of Revenues and Health Care Reform discussion below, CMS is also required by federal law to reduce the update factor by 0.1% in federal fiscal year 2012 and to reduce the annual update by a productivity adjustment which is 1.1%. In the final rule, CMS also implemented a significant decrease in the 2012 Medicare rates for both hospital-based and community mental health center partial hospitalization programs. When other statutorily required adjustments, hospital patient service mix and the aforementioned partial hospitalization rates are considered, our overall Medicare OPPS payment decrease for 2012 was estimated to be approximately 0.7%. Excluding the behavioral health partial hospitalization rate impact, our Medicare OPPS payment increase for 2012 was approximately 2.1%.

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

In July, 2013, CMS published its annual proposed Medicare OPPS rule for 2014. The proposed hospital market basket increase is 2.5%. The Medicare statute requires a productivity adjustment reduction of 0.4% and 0.3% reduction to the 2014 OPPS market basket reducing the proposed 2014 OPPS market basket update to 1.8%. In the proposed rule, CMS proposes to reduce the 2014 Medicare rates for both hospital-based and community mental health center partial hospitalization programs. When other statutorily required adjustments, hospital patient service mix and the aforementioned partial hospitalization rates are considered, we estimate that our overall Medicare OPPS for 2014 will aggregate to a net decrease of 0.7%. Excluding the behavioral health division partial hospitalization rate impact, our Medicare OPPS payment increase for 2014 is estimated to be 0.2%.

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

We receive Medicaid revenues in excess of $90 million annually from each of Texas, Pennsylvania, Washington, D.C., Illinois, Virginia and Massachusetts, making us particularly sensitive to reductions in Medicaid and other state based revenue programs (which have been implemented in various forms with respect to our areas of operation in the respective 2013 state fiscal years) as well as regulatory, economic, environmental and competitive changes in those states. Based upon the state budgets for the 2013 fiscal year (which generally began at various times during the second half of 2012), we estimate that, on a blended basis, our aggregate Medicaid rates were reduced by approximately 1% (or approximately $15 million annually) from the average rates in effect during the states’ 2012 fiscal years (which generally ended during the third quarter of 2012). Based upon the state budgets for the 2014 fiscal year (which will generally begin at various times during the second half of 2013), we estimate that, on a blended basis, our aggregate Medicaid rates will be reduced by approximately 1% (or approximately $15 million annually) from the average rates in effect during the states’ 2013 fiscal years.

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

Certain of our acute care hospitals located in various counties of Texas (Hidalgo, Maverick, Potter and Webb) participate in CMS-approved private Medicaid supplemental payment (“UPL”) programs. These hospitals also have affiliation agreements with third-party hospitals to provide free hospital and physician care to qualifying indigent residents of these counties. Our hospitals receive both UPL payments from the Medicaid program and indigent care payments from third-party, affiliated hospitals. The UPL payments are contingent on the county or hospital district making an Inter-Governmental Transfer (“IGT”) to the state Medicaid program while the indigent care payment is contingent on a transfer of funds from the applicable affiliated hospitals. We recorded net UPL and affiliated hospital indigent care revenues of $10 million and $7 million during the three-month periods ended June 30, 2013 and 2012, respectively, and $20 million and $12 million during the six-month periods ended June 30, 2013 and 2012, respectively.

For state fiscal year 2013, Texas Medicaid will continue to operate under a CMS-approved Section 1115 five-year Medicaid waiver demonstration program. During the first five years of this program that started in state fiscal year 2012, the Texas Health and Human Services Commission (“THHSC”) transitioned away from UPL payments to new waiver incentive payment programs. During the first year of transition, which commenced on October 1, 2011, THHSC made payments to Medicaid UPL recipient providers that received payments during the state’s prior fiscal year. During transition years two through five, THHSC will make incentive payments under the program after certain qualifying criteria are met by hospitals. UPL payments are also subject to an aggregate statewide caps based on CMS approved Medicaid waiver amounts. In February, 2013, THHSC proposed a rule that indicates that any required statewide UPL payment reductions will be applied a pro rata basis to all UPL payment recipients. Although our future UPL payments in Texas may be adversely impacted by this proposed rule, we are unable to estimate the potential impact on us since the amount of the statewide pro rata UPL payment reduction, if any, has not yet been determined by THHSC. Beginning in 2013, we are entitled to additional Medicaid UPL payments pursuant to an indigent care affiliation agreement entered into between a government entity and one of our acute care hospitals located in Texas (estimated to have a net favorable pre-tax impact of approximately $11 million annually). Consistent with other Medicaid UPL programs in Texas, these potential additional Medicaid UPL payments will be contingent on voluntary IGTs made by the government entity. In June, 2013, the state of Texas passed legislation that permits certain South Texas counties in which we operate acute care hospitals to create new hospital funding districts that are authorized to assess local mandatory payments on acute care hospitals located in these counties. Similar to the state Provider Taxes described below, mandatory payments collected by the applicable counties will be required to transfer these funds to the state with the purpose of securing additional federal matching dollars under the aforementioned Section 1115 Medicaid Waiver. Although this new legislation is expected to have a favorable impact on our future results of operations, we are unable to estimate the impact at this time.

In California, a Medicaid state plan amendment (“SPA”) was submitted to CMS by the state requesting and extension of a prior provider tax and related Medicaid supplemental payment program retroactive to July 1, 2011 through December 31, 2013. In June, 2012, CMS approved a portion of the SPA which did not have a material impact on our consolidated financial statements during the three or six-month periods ended June 30, 2013 or 2012. In June, 2013, CMS approved the Medicaid managed care component of the SPA which was retroactive to July 1, 2011. The net aggregate benefit for the period of July 1, 2011 through June 30, 2013 was $11 million (of which $8 million was applicable to prior years) which is included in our financial results for the three and six-month periods ended June 30, 2013.

We incur health-care related taxes (“Provider Taxes”) imposed by states in the form of a licensing fee, assessment or other mandatory payment which are related to: (i) healthcare items or services; (ii) the provision of, or the authority to provide, the health care items of services, or; (iii) the payment for the health care items or services. Such Provider Taxes are subject to various federal regulations that limit the scope and amount of the taxes that can be levied by states in order to secure federal matching dollars as part of their respective state Medicaid programs. We derive a related Medicaid reimbursement benefit from assessed Provider Taxes in the form of Medicaid claims based payment increases and/or lump sum Medicaid supplemental payments. Including the impact of programs approved in Oklahoma, Indiana and Ohio during the first six months of 2012 and the above-mentioned managed care component of the California SPA which was approved during the second quarter of 2013 (retroactive to July, 2011), we earned an aggregate net benefit of approximately $27 million and $12 million during the three-month periods ended June 301, 2013 and 2012, respectively, and approximately $39 million and $28 million during the six-month periods ended June 30, 2013 and 2012, respectively. We estimate that our aggregate net benefit from Provider Tax programs will approximate $67 million during 2013 (including the above-mentioned prior year impact of $8 million recorded during the second quarter of 2013 in connection with the managed care portion of the California SPA). Included in the 2013 estimated aggregate net benefit from Provider Tax programs is approximately $14 million earned in Oklahoma, $13 million in California and $9 million in Arkansas. Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our consolidated future results of operations.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The South Carolina and Texas DSH programs were renewed for each state’s 2013 DSH fiscal year (covering the period of October 1, 2012 through September 30, 2013). In February, 2013, the THHSC published a proposed rule that included amounts that are expected to be similar to the 2012 fiscal year program amounts, assuming the Texas DSH program is funded by the public hospitals for the state’s 2013 DSH fiscal year. In connection with the Texas and South Carolina DSH programs, included in our financial results was an aggregate of $10 million and $12 million during the three-month periods ended June 30, 2013 and 2012, respectively, and $20 million and $23 million during the six-month periods ended June 30, 2013 and 2012, respectively. Assuming that the Texas and South Carolina programs are renewed for each state’s 2014 fiscal years, at amounts similar to the 2013 fiscal year estimates, we estimate our aggregate reimbursements pursuant to these programs to be approximately $43 million during 2013. Failure to renew these DSH programs beyond their scheduled termination dates, failure of the public hospitals to provide the necessary IGTs for the states’ share of the DSH programs, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements (see below), could have a material adverse effect on our future results of operations.

The Affordable Care Act provides for a significant reduction in Medicaid disproportionate share payments beginning in 2014 (see below in Sources of Revenues and Health Care Reform-Medicaid Revisions for additional disclosure). The U.S. Department of Health and Human Services is to determine the amount of Medicaid DSH payment cuts imposed on each state based on a defined methodology. As Medicaid DSH payments to states will be cut, consequently, payments to Medicaid-participating providers, including our hospitals in Texas and South Carolina, will likely be reduced in the coming years. Based on the May, 2013 CMS proposed rule, our Medicaid DSH payments in Texas and South Carolina could be reduced by approximately 5% in the 2014 federal fiscal year.

In May, 2013 the state of Texas enacted legislation that would increase the state’s contribution of the non-federal DSH share for the 2013 DSH year to $138 million as compared to the $100 million previously expected. Similarly, the state’s approved 2014-2015 General Appropriations bill passed in May, 2013 authorized $160 million for 2014 and $140 million for 2015, respectively, for the non-federal DSH share. Until THHSC finalizes the aforementioned proposed DSH rule, we are unable to estimate the potential favorable impact of this increased funding on the 2013, 2014 or 2015 Medicaid DSH amounts.

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

During 2011, we began implementing EHR applications at certain of our acute care hospitals and continued to do so, on a hospital-by-hospital basis, until completion which occurred at the end of June, 2013. Our acute care hospitals are eligible for Medicare and Medicaid EHR incentive payments upon implementation of the EHR application, assuming they meet the “meaningful use” criteria. As of June 30, 2013, fifteen of our acute care hospitals met the “meaningful use” criteria and we expect the remainder to do so by the end of 2013.

In connection with the implementation of EHR applications, our consolidated results of operations include the net unfavorable after-tax impact of approximately $5 million (approximately $8 million pre-tax) during each of the three and six-month periods ended June 30, 2013 and 2012.

As of June 30, 2013, we received an aggregate of approximately $51 million of EHR incentive income cash receipts comprised of $25 million from Medicare and $26 million from Medicaid. These receipts, which are/were reflected as deferred EHR incentive income on our consolidated balance sheet (included in other current liabilities), will be/were recorded as EHR incentive income in our consolidated statements of income in the applicable periods pursuant to our EHR incentive income accounting policies, as disclosed above. From 2011 through June 30, 2013, we have recorded an aggregate of approximately $35 million of EHR incentive income. Upon meeting the “meaningful use” criteria, our hospitals may become entitled to additional Medicaid incentive payments in future periods.

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

Implemented Medicare Reductions and Reforms:

•	The Reconciliation Act reduced the market basket update for inpatient and outpatient hospitals and inpatient behavioral health facilities by 0.25% in each of 2010 and 2011 and by 0.10% in 2012.

•	The Affordable Care Act implemented certain reforms to Medicare Advantage payments, effective in 2011.

•	A Medicare shared savings program, effective in 2012.

•	A hospital readmissions reduction program, effective in 2012.

•	A value-based purchasing program for hospitals, effective in 2012.

•	A national pilot program on payment bundling, effective in 2013.

Future Medicare Reduction:

•	Reduction to Medicare disproportionate share hospital (“DSH”) payments, effective in 2014, as discussed above.

Medicaid Revisions:

•	Expanded Medicaid eligibility and related special federal payments, effective in 2014.

•	The Affordable Care Act requires annual aggregate reductions in federal DSH funding from federal fiscal year (“FFY”) 2014 through FFY 2020. The aggregate annual reduction amounts are:

$500 million for FFY 2014

$600 million for FFY 2015

$600 million for FFY 2016

$1.8 billion for FFY 2017

$5.0 billion for FFY 2018

$5.6 billion for FFY 2019

$4.0 billion for FFY 2020

Health Insurance Revisions:

•	Large employer insurance reforms, effective in 2015.

•	Individual insurance mandate and related federal subsidies, effective in 2014.

•	Federally mandated insurance coverage reforms, effective in 2010 and forward.

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

Other Operating Results

The combined net revenues and income before income taxes generated at our surgical hospitals, ambulatory surgery centers and radiation oncology centers was not material to our results of operations during each of the three and six-month periods ended June 30, 2013 and 2012.

Interest Expense:

Interest expense was $38 million and $46 million during the three-month periods ended June 30, 2013 and 2012, respectively, and $78 million and $93 million during the six-month periods ended June 30, 2013 and 2012, respectively. Below is a schedule of our interest expense for the three and six-month periods ended June 30, 2013 and 2012 (amounts in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Revolving credit & demand notes	$976	$1,540	$2,204	$3,180
$400 million, 7.125% Senior Notes due 2016	7,124	7,124	14,248	14,248
$250 million, 7.00% Senior Notes due 2018	4,375	4,375	8,750	8,750
Term loan facility A (a.)	5,007	5,576	10,071	11,370
Term loan facility B/B-1 (a.)(b.)	5,828	13,712	12,821	27,825
Term loan facility A2 (a.)	4,407	0	8,781	0
Accounts receivable securitization program	702	707	1,408	1,394

Subtotal-revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	28,419	33,034	58,283	66,767
Interest rate swap expense, net	4,777	5,285	9,451	10,443
Amortization of financing fees	5,449	7,289	10,908	14,566
Other combined interest expense	1,472	1,610	3,474	3,186
Capitalized interest on major projects	(1,863)	(1,310)	(3,915)	(2,315)
Interest income	(18)	(20)	(27)	(49)

Interest expense, net	$38,236	$45,888	$78,174	$92,598

(a.)	During September, 2012, we completed a second amendment to our credit agreement dated November, 15, 2010, as amended. The second amendment provided for a new $900 million Term Loan A-2 with a final maturity date of August 15, 2016. This amendment also extended the maturity date of the revolving credit facility and the existing Term Loan A by nine months to also mature on August 15, 2016. We used $700 million of the Term Loan A-2 proceeds to repay our higher priced Term Loan B facility. The remainder of the new Term Loan A-2 proceeds was used to pay transaction-related fees and expenses and to repay other floating rate debt.

(b.)	During May, 2013 we completed a third amendment to our credit agreement dated November 15, 2010, as amended. The third amendment provides for a reduction in the interest rates payable in connection with certain borrowings under the credit agreement. Specifically, we replaced our existing $745.9 million senior secured Tranche B term loan with a new senior secured Tranche B-1 term loan in the same amount on substantially the same terms as the Tranche B term loan, other than lower interest rates. Borrowings under the Tranche B-1 term loan will bear interest at a rate per annum equal to, at our election, of one, two, three or six month LIBOR, plus an applicable margin of 2.25% or ABR plus an applicable margin of 1.25%. The minimum ABR and LIBOR rates for the Tranche B term loan of 2.0% and 1.0%, respectively, were eliminated.

Interest expense decreased $8 million during the three-month period ended June 30, 2013 as compared to the comparable quarter of 2012. The decrease was due primarily to: (i) a $5 million net decrease in our aggregate average cost of borrowings pursuant to our revolving credit and demand notes, term loan A, A2 and B/B-1 facilities and accounts receivable securitization program, partially offset by an increase in the aggregate average borrowings outstanding under these facilities (due primarily to the borrowings utilized to finance the acquisition of Ascend Health Corporation in the fourth quarter of 2012); (ii) a $2 million decrease in the amortization of financing fees, and; (iii) other combined net decrease of $1 million.

Interest expense decreased $14 million during the six-month period ended June 30, 2013 as compared to the comparable period of 2012. The decrease was due primarily to: (i) a $9 million decrease in our aggregate average cost of borrowings pursuant to our revolving credit and demand notes, term loan A, A2 and B/B-1 facilities and accounts receivable securitization program, partially offset by an increase in the aggregate average borrowings outstanding under these facilities (due primarily to the borrowings utilized to finance the acquisition of Ascend Health Corporation in the fourth quarter of 2012); (ii) a $4 million decrease in the amortization of financing fees, and; (iii) other combined net decrease of $1 million.

Discontinued Operations

In October of 2012, we completed the divestiture of Auburn Regional Medical Center (“Auburn”), a 159-bed acute care hospital located in Auburn, Washington. In connection with the receipt of antitrust clearance from the Federal Trade Commission (“FTC”) in connection with our acquisition of Ascend Health Corporation in October of 2012, we agreed to certain conditions, including the divestiture of Peak Behavioral Health Services (“Peak”), a 104-bed behavioral health care facility located in Santa Teresa, New Mexico. The divestiture of Peak was completed during the second quarter of 2013.

The operating results for Auburn and Peak are reflected as discontinued operations during each of the periods presented herein. Since the aggregate income from discontinued operations before income tax expense for these facilities is not material to our consolidated financial statements, it is included as a reduction to other operating expenses. The assets and liabilities for Peak were reflected as “held for sale” on our Consolidated Balance Sheet as of December 31, 2012.

The following table shows the results of operations for Auburn and Peak, on a combined basis, which were reflected as discontinued operations during each of the periods presented herein (amounts in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Net revenues	$3,126	$31,081	$7,160	$63,335
Income (loss) from discontinued operations, before income taxes (a)	3,885	(575)	3,820	534
Income tax (expense) benefit	(1,463)	218	(1,439)	(202)

Income (loss) from discontinued operations, net of income taxes	$2,422	($357)	$2,381	$332

(a)	Included in the income from discontinued operations, before income taxes for the three and six-month periods ended June 30, 2013 was a $3.1 million gain on the sale of Peak.

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three and six-month periods ended June 30, 2013 and 2012 (dollar amounts in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Provision for income taxes	$98,015	$67,000	$172,064	$146,748
Income before income taxes	265,818	184,444	469,802	406,762

Effective tax rate	36.9%	36.3%	36.6%	36.1%

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

The effective tax rates, as calculated by dividing the provision for income taxes by the difference in income before income taxes, minus net income attributable to noncontrolling interests, were as follows for each of the three and six-month periods ended June 30, 2013 and 2012 (dollar amounts in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Provision for income taxes	$98,015	$67,000	$172,064	$146,748
Income before income taxes	265,818	184,444	469,802	406,762
Less: Net income attributable to noncontrolling interests	(15,962)	(9,883)	(26,113)	(23,846)

Income before income taxes and after net income attributable to noncontrolling interests	249,856	174,561	443,689	382,916

Effective tax rate	39.2%	38.4%	38.8%	38.3%

The increase in the effective tax rates for the three and six-month periods ended June 30, 2013, as compared to the comparable prior year periods, was due primarily to the income tax provision recorded on the sale of Peak Behavioral Health Services which was divested in May, 2013. The tax basis gain realized on the sale of Peak Behavioral Health Services exceeded the gain recorded pursuant to generally accepted accounting principles.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $406 million during the six-month period ended June 30, 2013 as compared to $373 million during the comparable period of 2012. The net increase of $33 million was primarily attributable to the following:

•

a favorable change of $51 million due to an increase in net income plus/minus depreciation and amortization expense, stock-based compensation expense and gains/losses on sales of assets and businesses;

•

an unfavorable change of $65 million in accrued insurance expense, net of commercial premiums paid, due to a reduction recorded during the second quarter of 2013, based upon a reserve analysis, to our professional and general liability self-insurance reserves relating to years prior to 2013;

•	a $46 million favorable change in other working capital accounts due primarily to the timing of accounts payable disbursements;

•	an $18 million unfavorable change in accounts receivable;

•	a $14 million favorable change in accrued and deferred income taxes, and;

•	$5 million of other combined net favorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the six-month periods. The result is divided into the accounts receivable balance at June 30th of each year to obtain the DSO. Our DSO were 57 days at June 30, 2013 and 53 days at June 30, 2012.

As of June 30, 2013 and December 31, 2012, our accounts receivable includes approximately $30 million and $70 million, respectively, due from Illinois. Although the outstanding balance has been reduced significantly during the second quarter of 2013 as a result of substantial cash remittances received from the state (approximately $72 million was due from Illinois as of March 31, 2013), collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $7 million as of June 30, 2013 and $51 million as of December 31, 2012, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. Although the remaining accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

Net cash used in investing activities

During the first six months of 2013, we used $177 million of net cash in investing activities as follows:

•

spent $176 million to finance capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities, including: (i) the construction costs related to the newly constructed Temecula Valley Hospital, a 140-bed acute care facility located in Temecula, California, which is scheduled to be completed and opened late in the third quarter of 2013; (ii) the construction costs related to Austin Oaks Hospital, a newly constructed, 80-bed behavioral health facility located in Austin, Texas, that was completed and opened during the second quarter of 2013, and; (iii) additional/renovated capacity at certain of our behavioral health facilities;

•	spent $34 million in connection with the purchase and implementation of electronic health records applications;

•	received $34 million in connection with the divestiture of Peak Behavioral Health Services and certain other real property including three previously closed behavioral health care facilities, and;

•	spent $1 million in for the purchase of real property located in Pennsylvania.

During the first six months of 2012, we used $162 million of net cash in investing activities as follows:

•

spent $182 million to finance capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities, including the construction costs related to Temecula Valley Hospital and additional capacity at certain of our behavioral health facilities;

•	spent $28 million in connection with the purchase and implementation of electronic health records applications;

•	received $53 million in connection with the divestiture of the Hospital San Juan Capestrano and the divestiture of the real property of a previously closed behavioral health care facility;

•	spent $11 million in connection with the acquisition of a physician practice and various real property, and;

•	received $7 million from a deposit returned to us in connection with the termination of an agreement to purchase an acute care hospital located in Texas.

Net cash provided by/used in financing activities

During the first six months of 2013, we used $240 million of net cash in financing activities as follows:

•

spent $196 million on net repayments of debt due to repayments pursuant to our: (i) Term Loan A and A2 facilities ($36 million), revolving credit facility ($150 million) and various other debt facilities ($10 million);

•	generated $11 million of proceeds from new borrowings pursuant to our accounts receivable securitization program;

•	spent $27 million to pay profit distributions related to noncontrolling interests in majority owned businesses;

•	spent $21 million to repurchase shares of our Class B Common Stock in connection with income tax withholding obligations related to employee stock-based compensation programs;

•	spent $10 million to pay quarterly cash dividends of $.05 per share, and;

•	generated $3 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

During the first six months of 2012, we used $219 million of net cash in financing activities as follows:

•

spent $196 million on net repayments of debt due to repayments pursuant to our Term Loan A ($36 million), Term Loan B ($13 million), revolving credit ($126 million), accounts receivable securitization ($10 million), short-term, on demand ($9 million) facilities, and; various other debt facilities ($2 million);

•	spent $14 million to pay profit distributions related to noncontrolling interests in majority owned businesses;

•	spent $3 million to repurchase shares of our Class B Common Stock in connection with income tax withholding obligations related to employee stock-based compensation programs;

•	spent $10 million to pay quarterly cash dividends of $.05 per share, and;

•	generated $3 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

Expected Capital Expenditures During the Remainder of 2013:

During the remaining six months of 2013, we expect to spend approximately $175 million to $200 million on capital expenditures. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

On May 16, 2013, we entered into a third amendment (the “Third Amendment”) to the credit agreement, dated as of November 15, 2010 (as amended from time to time, the “Credit Agreement”), among UHS, the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other agents party thereto. The Third Amendment was effective on May 16, 2013. The Third Amendment provides for a reduction in the interest rates payable in connection with certain borrowings under the Credit Agreement. Upon the effectiveness of the Third Amendment, UHS replaced its existing $745.9 million senior secured Tranche B term loan with a new senior secured Tranche B-1 term loan in the same amount on substantially the same terms as the Tranche B term loan, other than lower interest rates. Borrowings under the Tranche B-1 term loan bear interest at a rate per annum equal to, at our election, one, two, three or six month LIBOR, plus an applicable margin of 2.25% or ABR plus an applicable margin of 1.25%. The minimum ABR and LIBOR rates for the Tranche B term loan of 2.0% and 1.0%, respectively, were eliminated.

In September, 2012, we entered into a second amendment (“Second Amendment”) to our Credit Agreement which provided for: (i) a new $900 million Term Loan-A (“Term Loan A2”) at the same interest rates as our existing Term Loan A and a final maturity date of August 15, 2016; (ii) the extension of the maturity date on a substantial portion of our $800 million revolving credit facility commitment with $777 million of the commitment extended to mature on August 15, 2016 and the remaining $23 million commitment scheduled to mature on November 15, 2015 (there were no borrowings outstanding pursuant to our revolving credit facility as of June 30, 2013), and; (iii) the extension of the maturity date on a substantial portion of our Term Loan-A borrowings which, based upon the outstanding Term Loan-A borrowings as of June 30, 2013, $919 million is scheduled to mature on August 15, 2016 and the remaining $44 million is scheduled to mature on November 15, 2015. The Second Amendment also provides for increased flexibility for refinancing and certain other modifications but substantially all other terms of the Credit Agreement remain unchanged.

In September, 2012, we used $700 million of the proceeds from the new Term Loan A2 facility to extinguish a portion of our higher priced, Term Loan-B facility. Pricing under the new Term Loan A2 facility was 1% lower than the Term Loan-B facility and did not include a LIBOR Floor whereas, at that time, the Term Loan-B facility had a 1% LIBOR Floor (which has since been eliminated as part of the above-mentioned Third Amendment in May, 2013). During the third quarter of 2012, in connection with the extinguishment of a portion of our Term Loan-B facility, we recorded a pre-tax charge of $29 million to write-off the related portion of the Term Loan-B deferred financing costs.

The Credit Agreement, as amended, is a senior secured facility which provided for an initial aggregate commitment amount of $3.43 billion, comprised of an $800 million revolving credit facility, a $988 million Term Loan-A facility, a $746 million Term Loan-B facility and a $900 million Term Loan-A2 facility. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by substantially all of the assets of the Company and our material subsidiaries and guaranteed by our material subsidiaries.

Borrowings under the Credit Agreement bear interest at either (1) the ABR rate which is defined as the rate per annum equal to, at our election: the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit, Term Loan-A and Term Loan-A2 borrowings and 1.25% for Term Loan B borrowings or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit, Term Loan-A and Term Loan-A2 borrowings and 2.25% for Term Loan-B borrowings. The current applicable margins are 0.75% for ABR-based loans, 1.75% for LIBOR-based loans under the revolving credit, Term Loan-A and Term Loan-A2 facilities and 2.25% under the Term Loan-B facility.

As of June 30, 2013, we had no borrowings outstanding pursuant to the terms of our $800 million revolving credit facility and we had $769 million of available borrowing capacity, net of $10 million of outstanding borrowings pursuant to a short-term, on-demand credit facility and $21 million of outstanding letters of credit. The $10 million of outstanding borrowings under a short-term, on-demand credit facility as of June 30, 2013 are classified as long-term on our Consolidated Balance Sheet since we have the intent and ability to refinance through available borrowings under the terms of our Credit Agreement.

During the first six months of 2013, we made scheduled principal payments of $36 million on the Term Loan-A and Term Loan A2 facilities. Quarterly installment payments (“Installment Payments”) are due on the Term Loan-A and Term Loan-A2 facilities which, during 2013 and 2014, approximate $36 million during the remaining six months of 2013 and $72 million in 2014. No Installment Payments are due on the Term Loan-B facility. The Installment Payments due on the Term Loan-A and Term Loan-A2 facilities during the remainder of 2013 and the first six months of 2014 are classified as current maturities of long-term debt on our Consolidated Balance Sheet as of June 30, 2013.

Our accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks was amended in October, 2010. We increased the size of the Securitization from $200 million to $240 million (the “Commitments”), and extended the maturity date to October 25, 2013. In May, 2012, we further increased the size of the securitization by $35 million to $275 million. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of 0.475% and there is a facility fee of 0.375% required on 102% on the Commitments. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At June 30, 2013, we had $260 million of outstanding borrowings and $15 million of additional capacity pursuant to the terms of our accounts receivable securitization program. In the event we do not either enter into a new financing agreement, or an agreement to extend the scheduled maturity date of the Securitization, we expect to have the borrowing capacity and intend to refinance the Securitization upon its scheduled maturity utilizing borrowings under our Credit Agreement. Therefore, outstanding borrowings as of June 30, 2013 under the Securitization are classified as long-term on our Consolidated Balance Sheet.

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

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates and dividends; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of June 30, 2013.

As of June 30, 2013, the carrying value of our debt was $3.55 billion and the fair-value of our debt was $3.60 billion. The fair value of our debt was computed based upon quotes received from financial institutions and we consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was 54% at June 30, 2013 and 58% at December 31, 2012.

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

Off-Balance Sheet Arrangements

During the three months ended June 30, 2013, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

As of June 30, 2013 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $91 million consisting of: (i) $70 million related to our self-insurance programs, and; (ii) $21 million of other debt and public utility guarantees.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended June 30, 2013. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures

As of June 30, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July, 2012, one of our subsidiaries, Peachford Behavioral Health System of Atlanta located in Atlanta, Georgia, received a subpoena from the OIG for the Department of Health and Human Services requesting various documents from 2004 to the present. We have provided all requested documents. At present, we are uncertain as to the focus, scope or extent of the investigation, liability of the facility and/or potential financial exposure, if any, in connection with this matter.

In February, 2013, the OIG served a subpoena requesting various documents from January 2008 to the present directed at Universal Health Services, Inc. (“UHS”) concerning it and UHS of Delaware, Inc., and several UHS owned facilities including: Keys of Carolina, Old Vineyard Behavioral Health, The Meadows Psychiatric Center, Streamwood Behavioral Health, Hartgrove Hospital, Rock River Academy and Residential Treatment Center, Roxbury Treatment Center, Harbor Point Behavioral Health Center, f/k/a, The Pines Residential Treatment Center, including the Crawford, Brighton and Kempsville campuses, Wekiva Springs Center and River Point Behavioral Health. Prior to receiving this subpoena: (i) the Keys of Carolina and Old Vineyard received notification during the second half of 2012 from the United States Department of Justice of its intent to proceed with an investigation following requests for documents from January, 2007 to the present from the North Carolina state Attorney General’s Office; (ii) Harbor Point Behavioral Health Center received a subpoena in December, 2012 from the Attorney General of the Commonwealth of Virginia requesting various documents from July 2006 to the present, and; (iii) The Meadows Psychiatric Center received a subpoena from the OIG in February, 2013 requesting certain documents from 2008 to the present. In April 2013, the OIG served facility specific subpoenas on Wekiva Springs Center and River Point Behavioral Health requesting various documents from January 2005 to the present. In June, 2013, the OIG served a subpoena on Coastal Harbor Health System in Savannah, Georgia requesting documents from January, 2009 to the present. In July 2013, another subpoena was issued to Wekiva Springs and River Point requesting additional records. At present, we are uncertain as to the focus, scope or extent of the investigations, liability of the facilities and/or potential financial exposure, if any, in connection with these matters. Unrelated to these matters, the Keys of Carolina was closed and the real property was sold in January, 2013.

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

In various prior years, our Board of Directors has approved stock repurchase programs authorizing us to purchase shares of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. There is no expiration date for our stock repurchase programs. The most recent approval occurred during 2007 at which time our Board of Directors authorized the purchase of up to 10 million shares, a portion of which (as reflected below) remains available for purchase as of June 30, 2013. The following schedule provides information related to our stock repurchase programs for the three months ended June 30, 2013. All of the shares repurchased during the second quarter of 2013 related to income tax withholding obligations resulting from the exercise of stock options. No shares were repurchased pursuant to our publicly announced stock repurchase program.

	Additional Shares Authorized For Repurchase	Total number of shares purchased	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program
April, 2013	—	7,563	N/A	0	N/A	N/A	767,702
May, 2013	—	90,364	N/A	0	N/A	N/A	767,702
June, 2013	—	11,638	N/A	0	N/A	N/A	767,702

Total April through June	—	109,565	N/A	0	N/A	N/A

Dividends

During the quarter ended June 30, 2013, we declared and paid dividends of $.05 per share.

Item 6.	Exhibits

(a) Exhibits:

11	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc. (Registrant)

Date: August 8, 2013	/s/ ALAN B. MILLER
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