Form 10-Q
period 2013-09-30
UNIVERSAL HEALTH SERVICES INC
filed 2013-11-07
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of October 31, 2013:

Class A	6,595,708
Class B	90,979,808
Class C	664,000
Class D	30,036

UNIVERSAL HEALTH SERVICES, INC.

In this Report on Form 10-Q for the quarterly period ended September 30, 2013, “we,” “us,” “our” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries. UHS is a registered trademark of UHS of Delaware, Inc., the management company for, and a wholly-owned subsidiary of Universal Health Services, Inc. Universal Health Services, Inc. is a holding company and operates through its subsidiaries including its management company, UHS of Delaware, Inc. All healthcare and management operations are conducted by subsidiaries of Universal Health Services, Inc. To the extent any reference to “UHS” or “UHS facilities” in this report including letters, narratives or other forms contained herein relates to our healthcare or management operations it is referring to Universal Health Services, Inc.’s subsidiaries including UHS of Delaware, Inc. Further, the terms “we,” “us,” “our” or the “Company” in such context similarly refer to the operations of Universal Health Services Inc.’s subsidiaries including UHS of Delaware, Inc. Any reference to employees or employment contained herein refers to employment with or employees of the subsidiaries of Universal Health Services, Inc. including UHS of Delaware, Inc.

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net revenues before provision for doubtful accounts	$2,134,740	$1,869,263	$6,294,750	$5,718,676
Less: Provision for doubtful accounts	318,371	188,910	811,774	522,203

Net revenues	1,816,369	1,680,353	5,482,976	5,196,473

Operating charges:
Salaries, wages and benefits	903,212	838,075	2,702,842	2,565,052
Other operating expenses	393,549	362,687	1,100,118	1,059,048
Supplies expense	206,995	191,747	613,981	594,924
Depreciation and amortization	86,971	77,032	248,465	221,807
Lease and rental expense	23,904	23,481	72,651	70,906
Electronic health records incentive income	(23,148)	(10,551)	(27,943)	(12,506)
Costs related to extinguishment of debt	0	29,170	0	29,170

	1,591,483	1,511,641	4,710,114	4,528,401

Income from operations	224,886	168,712	772,862	668,072
Interest expense, net	32,314	45,207	110,488	137,805

Income before income taxes	192,572	123,505	662,374	530,267
Provision for income taxes	69,473	42,132	241,537	188,880

Net income	123,099	81,373	420,837	341,387
Less: Income attributable to noncontrolling interests	8,512	9,556	34,625	33,402

Net income attributable to UHS	$114,587	$71,817	$386,212	$307,985

Basic earnings per share attributable to UHS	$1.17	$0.74	$3.94	$3.18

Diluted earnings per share attributable to UHS	$1.15	$0.73	$3.89	$3.15

Weighted average number of common shares - basic	98,151	96,817	97,965	96,701
Add: Other share equivalents	1,436	794	1,158	1,010

Weighted average number of common shares and equivalents - diluted	99,587	97,611	99,123	97,711

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net income	$123,099	$81,373	$420,837	$341,387
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	3,054	(45)	12,871	1,782
Amortization of terminated hedge	(84)	(84)	(252)	(252)

Other comprehensive income before tax	2,970	(129)	12,619	1,530
Income tax expense related to items of other comprehensive income	1,120	(47)	4,758	585

Total other comprehensive income, net of tax	1,850	(82)	7,861	945

Comprehensive income	124,949	81,291	428,698	342,332
Less: Comprehensive income attributable to noncontrolling interests	8,512	9,556	34,625	33,402

Comprehensive income attributable to UHS	$116,437	$71,735	$394,073	$308,930

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$12,122	$23,471
Accounts receivable, net	1,166,514	1,067,197
Supplies	101,249	99,000
Other current assets	90,771	87,936
Deferred income taxes	132,624	104,461
Assets of facilities held for sale	0	25,431

Total current assets	1,503,280	1,407,496

Property and equipment	5,610,076	5,368,345
Less: accumulated depreciation	(2,185,175)	(1,986,110)

	3,424,901	3,382,235

Other assets:
Goodwill	3,039,169	3,036,765
Deferred charges	62,619	75,888
Other	321,774	298,459

	$8,351,743	$8,200,843

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$88,292	$2,589
Accounts payable and accrued liabilities	926,768	889,557
Liabilities of facilities held for sale	0	850
Federal and state taxes	9,257	1,062

Total current liabilities	1,024,317	894,058

Other noncurrent liabilities	320,214	395,355
Long-term debt	3,411,635	3,727,431
Deferred income taxes	215,026	183,747
Redeemable noncontrolling interests	218,080	234,303
Equity:
UHS common stockholders’ equity	3,110,778	2,713,345
Noncontrolling interest	51,693	52,604

Total equity	3,162,471	2,765,949

	$8,351,743	$8,200,843

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Nine months ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$420,837	$341,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	248,648	227,641
Stock-based compensation expense	20,072	16,189
Gains on sales of assets and businesses, net of losses	(2,973)	(945)
Costs related to extinguishment of debt	0	29,170
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(99,261)	(86,821)
Accrued interest	10,376	11,901
Accrued and deferred income taxes	20,918	(260)
Other working capital accounts	10,313	(42,916)
Other assets and deferred charges	13,425	25,959
Other	5,792	5,833
Accrued insurance expense, net of commercial premiums paid	(1,406)	66,752
Payments made in settlement of self-insurance claims	(55,009)	(58,884)

Net cash provided by operating activities	591,732	535,006

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(279,751)	(282,191)
Proceeds received from sale of assets and businesses	37,118	56,194
Acquisition of property and businesses	(1,320)	(25,092)
Costs incurred for purchase and implementation of electronic health records application	(42,353)	(41,854)
Return of deposit on terminated purchase agreement	0	6,500

Net cash used in investing activities	(286,306)	(286,443)

Cash Flows from Financing Activities:
Reduction of long-term debt	(234,231)	(1,127,829)
Additional borrowings	1,500	906,000
Financing costs	0	(8,257)
Repurchase of common shares	(22,186)	(9,676)
Dividends paid	(14,706)	(14,519)
Issuance of common stock	4,096	3,828
Profit distributions to noncontrolling interests	(51,248)	(13,687)

Net cash used in financing activities	(316,775)	(264,140)

Decrease in cash and cash equivalents	(11,349)	(15,577)
Cash and cash equivalents, beginning of period	23,471	41,229

Cash and cash equivalents, end of period	$12,122	$25,652

Supplemental Disclosures of Cash Flow Information:
Interest paid	$88,430	$104,560

Income taxes paid, net of refunds	$218,290	$187,899

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended September 30, 2013. In this Quarterly Report, “we,” “us,” “our” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At September 30, 2013, we held approximately 6.2% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying condensed consolidated statements of income, of $603,000 and $540,000 during the three-month periods ended September 30, 2013 and 2012, respectively, and $1.8 million and $1.6 million during the nine-month periods ended September 30, 2013 and 2012, respectively. Our pre-tax share of income from the Trust was $86,000 and $31,000 for the three-month periods ended September 30, 2013 and 2012, respectively, and $599,000 and $922,000 for the nine-month periods ended September 30, 2013 and 2012, respectively. The carrying value of this investment was $8.4 million and $9.3 million at September 30, 2013 and December 31, 2012, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of this investment, based on the closing price of the Trust’s stock on the respective dates, was $33.0 million at September 30, 2013 and $39.9 million at December 31, 2012.

Total rent expense under the operating leases on the hospital facilities with the Trust was $4.0 million and $4.1 million during the three-month periods ended September 30, 2013 and 2012, respectively, and $12.0 million and $12.2 million for the nine month periods ended September 30, 2013 and 2012, respectively. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds either 100% ownership interests or non-controlling majority ownership interests.

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

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of our chief executive officer and his wife. As a result of these agreements, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $25 million in premiums and certain trusts, owned by our chief executive officer, would pay approximately $8 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than $33 million representing the $25 million of aggregate premiums paid by us as well as the $8 million of aggregate premiums paid by the trusts. These agreements did not have a material effect on our consolidated financial statements or results of operations during 2012 or the first nine months of 2013.

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

Outside owners hold noncontrolling, minority ownership interests of: (i) approximately 28% in our five acute care facilities located in Las Vegas, Nevada; (ii) 20% in an acute care facility located in Washington, D.C.; (iii) approximately 11% in an acute care facility located in Laredo, Texas, and; (iv) 20% in a behavioral health care facility located in Philadelphia, Pennsylvania. The redeemable noncontrolling interest balances of $218 million and $234 million as of September 30, 2013 and December 31, 2012, respectively, and the noncontrolling interest balances of $52 million and $53 million as of September 30, 2013 and December 31, 2012, respectively, consist primarily of the third-party ownership interests in these hospitals.

In connection with the five acute care facilities located in Las Vegas, Nevada, the minority ownership interests of which are reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owners have certain “put rights”, that are currently exercisable, that if exercised, require us to purchase the minority member’s interests at fair market value. The put rights are exercisable upon the occurrence of: (i) certain specified financial conditions falling below established thresholds; (ii) breach of the management contract by the managing member (a subsidiary of ours), or; (iii) if the minority member’s ownership percentage is reduced to less than certain thresholds. In connection with the behavioral health care facility located in Philadelphia, Pennsylvania, the minority ownership interest of which is also reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owner has a “put option” to put its entire ownership interest to us at any time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value. As of September 30, 2013, we believe the fair market value of the minority ownership interests in these facilities approximates the book value of the redeemable noncontrolling interests.

(4) Long-term debt and cash flow hedges

Debt:

On May 16, 2013, we entered into a third amendment (the “Third Amendment”) to the credit agreement, dated as of November 15, 2010 (as amended from time to time, the “Credit Agreement”), which became effective that day, among UHS, the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other agents party thereto. The Third Amendment provides for a reduction in the interest rates payable in connection with certain borrowings under the Credit Agreement. Upon the effectiveness of the Third Amendment, UHS replaced its existing $745.9 million senior secured Tranche B term loan with a new senior secured Tranche B-1 term loan in the same amount on substantially the same terms as the Tranche B term loan, other than lower interest rates. Borrowings under the Tranche B-1 term loan bear interest at a rate per annum equal to, at our election, one, two, three or six month LIBOR, plus an applicable margin of 2.25% or ABR plus an applicable margin of 1.25%. The minimum ABR and LIBOR rates for the Tranche B term loan of 2.0% and 1.0%, respectively, were eliminated.

In September, 2012, we entered into a second amendment (“Second Amendment”) to our Credit Agreement which provided for: (i) a new $900 million Term Loan-A (“Term Loan A2”) at the same interest rates as our existing Term Loan A and a final maturity date of August 15, 2016; (ii) the extension of the maturity date on a substantial portion of our $800 million revolving credit facility commitment with $777 million of the commitment extended to mature on August 15, 2016 and the remaining $23 million commitment scheduled to mature on November 15, 2015 (there were no borrowings outstanding pursuant to our revolving credit facility as of September 30, 2013), and; (iii) the extension of the maturity date on a substantial portion of our Term Loan-A borrowings which, based upon the outstanding Term Loan-A borrowings as of September 30, 2013, $907 million is scheduled to mature on August 15, 2016 and the remaining $44 million is scheduled to mature on November 15, 2015. The Second Amendment also provides for increased flexibility for refinancing and certain other modifications but substantially all other terms of the Credit Agreement remain unchanged.

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

As of September 30, 2013, we had no borrowings outstanding pursuant to the terms of our $800 million revolving credit facility and we had $764 million of available borrowing capacity, net of $15 million of outstanding borrowings pursuant to a short-term, on-demand credit facility and $21 million of outstanding letters of credit. The outstanding borrowings under the short-term, on-demand credit facility as of September 30, 2013 are classified as current maturities of long-term on our Consolidated Balance Sheet as of that date.

During the first nine months of 2013, we made scheduled principal payments of $54 million on the Term Loan-A and Term Loan A2 facilities. Quarterly installment payments (“Installment Payments”) are due on the Term Loan-A and Term Loan-A2 facilities which, during 2013 and 2014, approximate $18 million during the remaining three months of 2013 and $72 million in 2014. No Installment Payments are due on the Term Loan-B facility. The Installment Payments due on the Term Loan-A and Term Loan-A2 facilities during the remainder of 2013 and the first nine months of 2014 are classified as current maturities of long-term debt on our Consolidated Balance Sheet as of September 30, 2013.

On October 25, 2013 our $275 million accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks was amended to extend the maturity date to October 25, 2016 and reduce the interest rate spread and commitment fee. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At September 30, 2013, we had $210 million of outstanding borrowings and $65 million of additional capacity pursuant to the terms of our accounts receivable securitization program.

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

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates and dividends; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of September 30, 2013.

As of September 30, 2013, the carrying value of our debt was $3.50 billion and the fair-value of our debt was $3.56 billion. The fair value of our debt was computed based upon quotes received from financial institutions and we consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during 2012 and the first nine months of 2013 and determined the hedges to be highly effective. We also determined that any portion of the hedges deemed to be ineffective was de minimis and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. However, at September 30, 2013, each swap agreement entered into by us was in a net liability position which would require us to make the net settlement payments to the counterparties. We do not anticipate nonperformance by our counterparties. We do not hold or issue derivative financial instruments for trading purposes.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based primarily on quotes from banks. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. The fair value of our interest rate swaps was an aggregate gross and net liability of $28 million at September 30, 2013, of which $18 million is included in accounts payable and accrued liabilities and $10 million is included in other noncurrent liabilities on the accompanying balance sheet. The fair value of our interest rate swaps was an aggregate gross and net liability of $41 million at December 31, 2012, substantially all of which is included in other noncurrent liabilities on the accompanying balance sheet.

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

As of September 30, 2013, the total accrual for our professional and general liability claims, including the estimated claims related to the facilities acquired from PSI, was $220 million, of which $48 million is included in current liabilities. As of December 31, 2012, the total accrual for our professional and general liability claims, including the estimated claims related to the facilities acquired from PSI, was $279 million, of which $48 million is included in current liabilities.

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

The total accrual for our workers’ compensation liability claims was $68 million as of September 30, 2013 and $66 million as of December 31, 2012, of which $35 million is included in current liabilities as of each date.

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

Other

As of September 30, 2013 and December 31, 2012, our accounts receivable includes approximately $29 million and $70 million, respectively, due from Illinois. Although the outstanding balance has been reduced significantly as a result of substantial cash remittances received from the state during the second quarter of 2013 (approximately $72 million was due from Illinois as of March 31, 2013), collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $10 million as of September 30, 2013 and $51 million as of December 31, 2012, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. Although the remaining accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

As of September 30, 2013 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $88 million consisting of: (i) $70 million related to our self-insurance programs, and; (ii) $18 million of other debt and public utility guarantees.

Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to litigation, as outlined below.

Office of Inspector General (“OIG”) and Other Government Investigations

In September, 2010, we, along with many other companies in the healthcare industry, received a letter from the United States Department of Justice (“DOJ”) advising of a False Claim Act investigation being conducted in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) from 2003 to the present at several of our acute care facilities. The DOJ alleges that ICDs were implanted and billed by our facilities in contravention of a National Coverage Determination regarding these devices. We have established a reserve in connection with this matter which did not have a material impact on our consolidated financial statements.

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

In February, 2013, the OIG served a subpoena requesting various documents from January 2008 to the present directed at Universal Health Services, Inc. (“UHS”) concerning it and UHS of Delaware, Inc., and several UHS owned facilities including: Keys of Carolina, Old Vineyard Behavioral Health, The Meadows Psychiatric Center, Streamwood Behavioral Health, Hartgrove Hospital,

Rock River Academy and Residential Treatment Center, Roxbury Treatment Center, Harbor Point Behavioral Health Center, f/k/a, The Pines Residential Treatment Center, including the Crawford, Brighton and Kempsville campuses, Wekiva Springs Center and River Point Behavioral Health. Prior to receiving this subpoena: (i) the Keys of Carolina and Old Vineyard received notification during the second half of 2012 from the United States Department of Justice of its intent to proceed with an investigation following requests for documents from January, 2007 to the present from the North Carolina state Attorney General’s Office; (ii) Harbor Point Behavioral Health Center received a subpoena in December, 2012 from the Attorney General of the Commonwealth of Virginia requesting various documents from July 2006 to the present, and; (iii) The Meadows Psychiatric Center received a subpoena from the OIG in February, 2013 requesting certain documents from 2008 to the present. Unrelated to these matters, the Keys of Carolina was closed and the real property was sold in January, 2013. In April 2013, the OIG served facility specific subpoenas on Wekiva Springs Center and River Point Behavioral Health requesting various documents from January 2005 to the present. In June, 2013, the OIG served a subpoena on Coastal Harbor Health System in Savannah, Georgia requesting documents from January, 2009 to the present. In July 2013, another subpoena was issued to Wekiva Springs Center and River Point Behavioral Health requesting additional records. We have recently been advised by the DOJ’s Criminal Frauds Section that they have received a referral from the DOJ Civil Division and have opened an investigation of River Point Behavioral Health and Wekiva Springs Center. At present, we are uncertain as to the focus, scope or extent of the investigations, liability of the facilities and/or potential financial exposure, if any, in connection with these matters.

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

Virginia Department of Medical Assistance Services Recoupment Claims:

The Virginia Department of Medical Assistance Services (“DMAS”) has conducted audits at seven former PSI Residential Treatment Centers operated in the Commonwealth of Virginia to confirm compliance with provider rules under the state’s Medicaid Provider Services Manual (“Manual”). As a result of those audits, DMAS claims the facilities failed to comply with the requirements of the Manual and has requested repayment of Medicaid payments to those facilities. PSI had previously filed appeals to repayment demands at each facility which are currently pending. We have reached a preliminary settlement of this matter which requires finalization of a definitive agreement and approval of Virginia state officials. The aggregate refund of Medicaid payments made to those facilities, as requested by DMAS, and the settlement amount is not material to our consolidated financial position or results of operations.

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

	Three months ended September 30, 2013
	Acute Care	Behavioral
	Hospital	Health		Total
	Services	Services	Other	Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$3,296,484	$1,567,436	$0	$4,863,920
Gross outpatient revenues	$1,712,290	$179,783	$10,207	$1,902,280
Total net revenues	$899,533	$907,935	$8,901	$1,816,369
Income/(loss) before allocation of corporate overhead and income taxes	$68,266	$211,456	($87,150)	$192,572
Allocation of corporate overhead	($46,112)	($22,265)	$68,377	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$22,154	$189,191	($18,773)	$192,572
Total assets as of 9/30/13	$3,123,780	$4,926,271	$301,692	$8,351,743

	Nine months ended September 30, 2013
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$10,124,908	$4,741,967	$0	$14,866,875
Gross outpatient revenues	$5,072,065	$559,288	$31,680	$5,663,033
Total net revenues	$2,702,913	$2,746,949	$33,114	$5,482,976
Income/(loss) before allocation of corporate overhead and income taxes	$267,285	$672,787	($277,698)	$662,374
Allocation of corporate overhead	($138,333)	($67,093)	$205,426	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$128,952	$605,694	($72,272)	$662,374
Total assets as of 9/30/13	$3,123,780	$4,926,271	$301,692	$8,351,743

	Three months ended September 30, 2012
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$3,013,482	$1,410,170	$0	$4,423,652
Gross outpatient revenues	$1,517,261	$151,788	$14,475	$1,683,524
Total net revenues	$828,399	$841,669	$10,285	$1,680,353
Income/(loss) before allocation of corporate overhead and income taxes	$51,591	$199,275	($127,361)	$123,505
Allocation of corporate overhead	($39,360)	($20,727)	$60,087	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$12,231	$178,548	($67,274)	$123,505
Total assets as of 9/30/12	$2,925,327	$4,448,775	$406,964	$7,781,066

	Nine months ended September 30, 2012
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$9,326,344	$4,242,528	$0	$13,568,872
Gross outpatient revenues	$4,606,680	$474,623	$39,468	$5,120,771
Total net revenues	$2,598,527	$2,572,256	$25,690	$5,196,473
Income/(loss) before allocation of corporate overhead and income taxes	$245,718	$623,524	($338,975)	$530,267
Allocation of corporate overhead	($118,082)	($62,665)	$180,747	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$127,636	$560,859	($158,228)	$530,267
Total assets as of 9/30/12	$2,925,327	$4,448,775	$406,964	$7,781,066

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	(amounts in thousands)
	2013	2012	2013	2012
Basic and Diluted:
Net income attributable to UHS	$114,587	$71,817	$386,212	$307,985
Less: Net income attributable to unvested restricted share grants	(43)	(85)	(200)	(379)

Net income attributable to UHS – basic and diluted	$114,544	$71,732	$386,012	$307,606

Weighted average number of common shares – basic	98,151	96,817	97,965	96,701
Net effect of dilutive stock options and grants based on the treasury stock method	1,436	794	1,158	1,010

Weighted average number of common shares and equivalents – diluted	99,587	97,611	99,123	97,711

Earnings per basic share attributable to UHS	$1.17	$0.74	$3.94	$3.18

Earnings per diluted share attributable to UHS	$1.15	$0.73	$3.89	$3.15

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. There were no significant anti-dilutive stock options during the three and nine months ended September 30, 2013. The excluded weighted-average stock options totaled 2.6 million for each of the three months and nine months ended September 30, 2012. All classes of our common stock have the same dividend rights.

Stock-Based Compensation: During the three-month periods ended September 30, 2013 and 2012, compensation cost of $6.2 million ($3.8 million after-tax) and $4.8 million ($3.0 million after-tax), respectively, was recognized related to outstanding stock options. During the nine-month periods ended September 30, 2013 and 2012, compensation cost of $19.0 million ($11.8 million after-tax) and $14.4 million ($8.9 million after-tax), respectively, was recognized related to outstanding stock options. In addition, during the three-month periods ended September 30, 2013 and 2012, compensation cost of approximately $307,000 ($191,000 after-tax) and $567,000 ($352,000 after-tax), respectively, was recognized related to restricted stock. During the nine-month periods ended September 30, 2013 and 2012, compensation cost of approximately $1.0 million ($634,000 after-tax) and $1.7 million ($1.1 million after-tax), respectively, was recognized related to restricted stock. As of September 30, 2013 there was $46.0 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 2.6 years. There were 2,760,900 stock options granted (net of cancellations) during the first nine months of 2013 with a weighted-average grant date fair value of $13.32 per share.

(8) Dispositions and acquisitions

Nine-month periods ended September 30, 2013 and 2012:

Acquisitions:

During the first nine months of 2013, we spent approximately $1 million in connection with the acquisition of real property located in Pennsylvania.

During the first nine months of 2012, we spent $25 million in connection with the acquisition of a physician practice and various real properties.

Divestitures:

During the first nine months of 2013, we received aggregate cash proceeds of approximately $37 million for the divestiture of: (i) Peak Behavioral Health Services (“Peak”), a 104-bed behavioral health care facility located in Santa Teresa, New Mexico (sold during the second quarter of 2013); (ii) the real property of five previously closed behavioral health care facilities and an outpatient surgery center, and; (iii) our ownership interest in an outpatient surgery center. In connection with the receipt of antitrust clearance from the Federal Trade Commission in connection with our acquisition of Ascend Health Corporation in October of 2012, we agreed to divest Peak. The assets and liabilities for Peak were reflected as “held for sale” on our Consolidated Balance Sheet as of December 31, 2012. The pre-tax net gain on these divestitures did not have a material impact on our consolidated results of operations during the nine-month period ended September 30, 2013.

During the first nine months of 2012, we received aggregate cash proceeds of approximately $56 million for the divestiture of: (i) the Hospital San Juan Capestrano, a 108-bed behavioral health care facility located in Rio Piedras, Puerto Rico, that was sold in January, 2012 pursuant to our agreement with the Federal Trade Commission in connection with our acquisition of Psychiatric Solutions, Inc., and; (ii) the real property of two previously closed behavioral health care facilities. The pre-tax net gain on these divestitures did not have a material impact on our consolidated results of operations during the first nine months of 2012.

(9) Dividends

We declared and paid dividends of $4.9 million, or $.05 per share, during the third quarter of 2013 and $4.8 million, or $.05 per share, during the third quarter of 2012. We declared and paid dividends of $14.7 million and $14.5 million during the nine-month periods ended September 30, 2013 and 2012, respectively.

(10) Pension Plan

The following table shows the components of net periodic pension cost for our defined benefit pension plan as of September 30, 2013 and 2012 (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Service cost	$265	$286	$795	$858
Interest cost	1,132	1,165	3,396	3,495
Expected return on assets	(1,901)	(1,825)	(5,702)	(5,476)
Recognized actuarial loss	827	1,055	2,480	3,165

Net periodic pension cost	$323	$681	$969	$2,042

During the nine months ended September 30, 2013, there were no contributions made to our pension plan.

(11) Income Taxes

As of January 1, 2013, our unrecognized tax benefits were approximately $7 million. The amount, if recognized, that would affect the effective tax rate is approximately $4 million. During the quarter ended September 30, 2013, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of September 30, 2013, we have approximately $2 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2010 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the estimated liabilities for uncertain tax positions will decrease by approximately $3 million due to settlements during the next 12 months which would not have a material impact on our financial statements.

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Net revenues before provision for doubtful accounts	$0	$1,451,793	$690,311	$(7,364)	$2,134,740
Less: Provision for doubtful accounts	0	188,151	130,220	0	318,371

Net revenues	0	1,263,642	560,091	(7,364)	1,816,369

Operating charges:
Salaries, wages and benefits	0	646,595	256,617	0	903,212
Other operating expenses	0	255,295	145,222	(6,968)	393,549
Supplies expense	0	128,284	78,711	0	206,995
Electronic health records incentive income	0	(16,089)	(7,059)	0	(23,148)
Depreciation and amortization	0	60,615	26,356	0	86,971
Lease and rental expense	0	15,518	8,782	(396)	23,904

	0	1,090,218	508,629	(7,364)	1,591,483

Income from operations	0	173,424	51,462	0	224,886
Interest expense	30,853	840	621	0	32,314
Interest (income) expense, affiliate	0	24,391	(24,391)	0	0
Equity in net income of consolidated affiliates	(133,630)	(28,048)	0	161,678	0

Income before income taxes	102,777	176,241	75,232	(161,678)	192,572
Provision for (benefit from) income taxes	(11,810)	62,429	18,854	0	69,473

Net income	114,587	113,812	56,378	(161,678)	123,099
Less: Income attributable to noncontrolling interests	0	0	8,512	0	8,512

Net income attributable to UHS	$114,587	$113,812	$47,866	$(161,678)	$114,587

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Net revenues before provision for doubtful accounts	$0	$4,289,656	$2,026,466	$(21,372)	$6,294,750
Less: Provision for doubtful accounts	0	488,213	323,561	0	811,774

Net revenues	0	3,801,443	1,702,905	(21,372)	5,482,976

Operating charges:
Salaries, wages and benefits	0	1,931,610	771,232	0	2,702,842
Other operating expenses	0	693,102	427,488	(20,472)	1,100,118
Supplies expense	0	380,888	233,093	0	613,981
Electronic health records incentive income	0	(19,657)	(8,286)	0	(27,943)
Depreciation and amortization	0	173,991	74,474	0	248,465
Lease and rental expense	0	46,729	26,822	(900)	72,651

	0	3,206,663	1,524,823	(21,372)	4,710,114

Income from operations	0	594,780	178,082	0	772,862
Interest expense	105,571	2,540	2,377	0	110,488
Interest (income) expense, affiliate	0	73,173	(73,173)	0	0
Equity in net income of consolidated affiliates	(451,375)	(98,326)	0	549,701	0

Income before income taxes	345,804	617,393	248,878	(549,701)	662,374
Provision for (benefit from) income taxes	(40,408)	221,322	60,623	0	241,537

Net income	386,212	396,071	188,255	(549,701)	420,837
Less: Income attributable to noncontrolling interests	0	0	34,625	0	34,625

Net income attributable to UHS	$386,212	$396,071	$153,630	$(549,701)	$386,212

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Net revenues before provision for doubtful accounts	$0	$1,269,429	$605,991	$(6,157)	$1,869,263
Less: Provision for doubtful accounts	0	110,187	78,723	0	188,910

Net revenues	0	1,159,242	527,268	(6,157)	1,680,353

Operating charges:
Salaries, wages and benefits	0	595,546	242,529	0	838,075
Other operating expenses	0	236,218	132,531	(6,062)	362,687
Supplies expense	0	118,357	73,390	0	191,747
Electronic health records incentive income	0	(3,109)	(7,442)	0	(10,551)
Depreciation and amortization	0	52,985	24,047	0	77,032
Lease and rental expense	0	14,884	8,692	(95)	23,481
Costs relating to extinguishment of debt	29,170	0	0	0	29,170

	29,170	1,014,881	473,747	(6,157)	1,511,641

Income from operations	(29,170)	144,361	53,521	0	168,712
Interest expense	43,649	886	672	0	45,207
Interest (income) expense, affiliate	0	22,782	(22,782)	0	0
Equity in net income of consolidated affiliates	(116,764)	(25,037)	0	141,801	0

Income before income taxes	43,945	145,730	75,631	(141,801)	123,505
Provision for (benefit from) income taxes	(27,872)	50,012	19,992	0	42,132

Net income	71,817	95,718	55,639	(141,801)	81,373
Less: Income attributable to noncontrolling interests	0	0	9,556	0	9,556

Net income attributable to UHS	$71,817	$95,718	$46,083	$(141,801)	$71,817

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Net revenues before provision for doubtful accounts	$0	$3,896,741	$1,840,971	$(19,036)	$5,718,676
Less: Provision for doubtful accounts	0	304,955	217,248	0	522,203

Net revenues	0	3,591,786	1,623,723	(19,036)	5,196,473

Operating charges:
Salaries, wages and benefits	0	1,825,547	739,505	0	2,565,052
Other operating expenses	0	695,599	382,201	(18,752)	1,059,048
Supplies expense	0	369,190	225,734	0	594,924
Electronic health records incentive income	0	(5,064)	(7,442)	0	(12,506)
Depreciation and amortization	0	155,242	66,565	0	221,807
Lease and rental expense	0	44,122	27,068	(284)	70,906
Costs related to extinguishment of debt	29,170	0	0	0	29,170

	29,170	3,084,636	1,433,631	(19,036)	4,528,401

Income from operations	(29,170)	507,150	190,092	0	668,072
Interest expense	133,101	2,511	2,193	0	137,805
Interest (income) expense, affiliate	0	68,347	(68,347)	0	0
Equity in net income of consolidated affiliates	(408,146)	(94,662)	0	502,808	0

Income before income taxes	245,875	530,954	256,246	(502,808)	530,267
Provision for (benefit from) income taxes	(62,110)	186,641	64,349	0	188,880

Net income	307,985	344,313	191,897	(502,808)	341,387
Less: Income attributable to noncontrolling interests	0	0	33,402	0	33,402

Net income attributable to UHS	$307,985	$344,313	$158,495	$(502,808)	$307,985

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Net income	$114,587	$113,812	$56,378	$(161,678)	$123,099
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	3,054	0	0	0	3,054
Amortization of terminated hedge	(84)	0	0	0	(84)

Other comprehensive income before tax	2,970	0	0	0	2,970
Income tax expense related to items of other comprehensive income	1,120	0	0	0	1,120

Total other comprehensive income, net of tax	1,850	0	0	0	1,850

Comprehensive income	116,437	113,812	56,378	(161,678)	124,949
Less: Comprehensive income attributable to noncontrolling interests	0	0	8,512	0	8,512

Comprehensive income attributable to UHS	$116,437	$113,812	$47,866	$(161,678)	$116,437

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Net income	$386,212	$396,071	$188,255	$(549,701)	$420,837
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	12,871	0	0	0	12,871
Amortization of terminated hedge	(252)	0	0	0	(252)

Other comprehensive income before tax	12,619	0	0	0	12,619
Income tax expense related to items of other comprehensive income	4,758	0	0	0	4,758

Total other comprehensive income, net of tax	7,861	0	0	0	7,861

Comprehensive income	394,073	396,071	188,255	(549,701)	428,698
Less: Comprehensive income attributable to noncontrolling interests	0	0	34,625	0	34,625

Comprehensive income attributable to UHS	$394,073	$396,071	$153,630	$(549,701)	$394,073

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Net income	$71,817	$95,718	$55,639	$(141,801)	$81,373
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	(45)	0	0	0	(45)
Amortization of terminated hedge	(84)	0	0	0	(84)

Other comprehensive income before tax	(129)	0	0	0	(129)
Income tax expense related to items of other comprehensive income	(47)	0	0	0	(47)

Total other comprehensive income, net of tax	(82)	0	0	0	(82)

Comprehensive income	71,735	95,718	55,639	(141,801)	81,291
Less: Comprehensive income attributable to noncontrolling interests	0	0	9,556	0	9,556

Comprehensive income attributable to UHS	$71,735	$95,718	$46,083	$(141,801)	$71,735

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2013

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Assets
Current assets:
Cash and cash equivalents	$0	$4,364	$7,758	$0	$12,122
Accounts receivable, net	2,935	812,583	350,996	0	1,166,514
Supplies	0	63,431	37,818	0	101,249
Other current assets	2,344	78,183	10,244	0	90,771
Deferred income taxes	89,342	43,282	0	0	132,624

Total current assets	94,621	1,001,843	406,816	0	1,503,280

Investments in subsidiaries	6,232,854	1,422,158	0	(7,655,012)	0
Intercompany receivable	395,486	0	500,227	(895,713)	0
Intercompany note receivable	0	0	1,007,453	(1,007,453)	0

Property and equipment	0	4,044,182	1,565,894	0	5,610,076
Less: accumulated depreciation	0	(1,434,744)	(750,431)	0	(2,185,175)

	0	2,609,438	815,463	0	3,424,901

Other assets:
Goodwill	820	2,541,523	496,826	0	3,039,169
Deferred charges	54,160	6,002	2,457	0	62,619
Other	8,147	240,659	72,968	0	321,774

	$6,786,088	$7,821,623	$3,302,210	$(9,558,178)	$8,351,743

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$86,903	$364	$1,025	$0	$88,292
Accounts payable and accrued liabilities	39,282	714,033	173,453	0	926,768
Federal and state taxes	7,274	1,983	0	0	9,257

Total current liabilities	133,459	716,380	174,478	0	1,024,317

Intercompany payable	0	895,713	0	(895,713)	0
Other noncurrent liabilities	15,326	199,061	105,827	0	320,214
Long-term debt	3,367,414	5,191	39,030	0	3,411,635
Intercompany note payable	0	1,007,453	0	(1,007,453)	0
Deferred income taxes	159,111	55,915	0	0	215,026

Redeemable noncontrolling interests	0	0	218,080	0	218,080

UHS common stockholders’ equity	3,110,778	4,941,910	2,713,102	(7,655,012)	3,110,778
Noncontrolling interest	0	0	51,693	0	51,693

Total equity	3,110,778	4,941,910	2,764,795	(7,655,012)	3,162,471

	$6,786,088	$7,821,623	$3,302,210	$(9,558,178)	$8,351,743

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Net cash provided by operating activities	$9,438	$341,031	241,263	$0	$591,732

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(202,758)	(76,993)	0	(279,751)
Proceeds received from sale of assets and businesses	0	7,552	29,566	0	37,118
Acquisition of property and businesses	0	(1,320)	0	0	(1,320)
Costs incurred for purchase and implementation of electronic health records application	0	(42,353)	0	0	(42,353)

Net cash used in investing activities	0	(238,879)	(47,427)	0	(286,306)

Cash Flows from Financing Activities:
Reduction of long-term debt	(226,761)	(807)	(6,663)	0	(234,231)
Additional borrowings	1,500	0	0	0	1,500
Repurchase of common shares	(22,186)	0	0	0	(22,186)
Dividends paid	(14,706)	0	0	0	(14,706)
Issuance of common stock	4,096	0	0	0	4,096
Profit distributions to noncontrolling interests	0	0	(51,248)	0	(51,248)
Changes in intercompany balances with affiliates, net	248,619	(108,930)	(139,689)	0	0

Net cash used in financing activities	(9,438)	(109,737)	(197,600)	0	(316,775)

Decrease in cash and cash equivalents	0	(7,585)	(3,764)	0	(11,349)
Cash and cash equivalents, beginning of period	0	11,949	11,522	0	23,471

Cash and cash equivalents, end of period	$0	$4,364	$7,758	$0	$12,122

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Net cash provided by (used in) operating activities	$(7,607)	$379,574	163,039	$0	$535,006

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(236,978)	(45,213)	0	(282,191)
Proceeds received from sale of assets and businesses	0	49,984	6,210	0	56,194
Acquisition of property and businesses	0	(11,476)	(13,616)	0	(25,092)
Costs incurred for purchase and implementation of electronic health records application	0	(41,854)	0	0	(41,854)
Return of deposit on terminated purchase agreement	6,500	0	0	0	6,500

Net cash provided by (used in) investing activities	6,500	(240,324)	(52,619)	0	(286,443)

Cash Flows from Financing Activities:
Reduction of long-term debt	(1,123,140)	(2,567)	(2,122)	0	(1,127,829)
Additional borrowings	906,000	0	0	0	906,000
Financing costs	(8,257)	0	0	0	(8,257)
Repurchase of common shares	(9,676)	0	0	0	(9,676)
Dividends paid	(14,519)	0	0	0	(14,519)
Issuance of common stock	3,828	0	0	0	3,828
Profit distributions to noncontrolling interests	0	0	(13,687)	0	(13,687)
Changes in intercompany balances with affiliates, net	246,871	(151,417)	(95,454)	0	0

Net cash provided by (used in) financing activities	1,107	(153,984)	(111,263)	0	(264,140)

Decrease in cash and cash equivalents	0	(14,734)	(843)	0	(15,577)
Cash and cash equivalents, beginning of period	0	33,221	8,008	0	41,229

Cash and cash equivalents, end of period	$0	$18,487	$7,165	$0	$25,652

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

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of September 30, 2013, we owned and/or operated 23 acute care hospitals and 195 behavioral health centers located in 37 states, Washington, D.C., Puerto Rico and the U.S. Virgin Islands. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 5 surgical hospitals and surgery and radiation oncology centers located in 4 states. In October, 2012, we acquired Ascend Health Corporation (“Ascend”). Ascend was the largest private behavioral health provider with 9 owned or leased freestanding inpatient facilities located in 5 states.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 50% of our consolidated net revenues during each of the three and nine-month periods ended September 30, 2013 and 2012. Net revenues from our behavioral health care facilities accounted for 50% of our consolidated net revenues during each of the three and nine-month periods ended September 30, 2013 and 2012.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•	our ability to comply with the existing laws and government regulations, and/or changes in laws and government regulations;

•	an increasing number of legislative initiatives have recently been passed into law that may result in major changes in the health care delivery system on a national or state level. No assurances can be given that the implementation of these new laws will not have a material adverse effect on our business, financial condition or results of operations;

•	possible unfavorable changes in the levels and terms of reimbursement for our charges by third party payors or government programs, including Medicare or Medicaid;

•	an increase in the number of uninsured and self-pay patients treated at our acute care facilities that unfavorably impacts our ability to satisfactorily and timely collect our self-pay patient accounts;

•	our ability to enter into managed care provider agreements on acceptable terms and the ability of our competitors to do the same, including contracts with United/Sierra Healthcare in Las Vegas, Nevada;

•	the outcome of known and unknown litigation, government investigations, false claim act allegations, and liabilities and other claims asserted against us, including matters as disclosed in Item 1. Legal Proceedings;

•	the potential unfavorable impact on our business of deterioration in national, regional and local economic and business conditions, including a continuation or worsening of unfavorable credit market conditions;

•	competition from other healthcare providers (including physician owned facilities) in certain markets, including McAllen/Edinburg, Texas, the site of one of our largest acute care facilities and Riverside County, California;

•	technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare;

•	our ability to attract and retain qualified personnel, nurses, physicians and other healthcare professionals and the impact on our labor expenses resulting from a shortage of nurses and other healthcare professionals;

•	demographic changes;

•	our level of indebtedness has increased substantially as a result of our 2010 acquisition of PSI, and increased more as a result of our acquisition of Ascend Health Corporation in October, 2012, which could, among other things, adversely affect our ability to raise additional capital to fund operations, limit our ability to react to changes in the economy or our industry and could potentially prevent us from meeting our obligations under the agreements related to our indebtedness;

•	our ability to successfully integrate and improve our recent acquisitions and the availability of suitable acquisitions and divestiture opportunities;

•	as discussed below in Sources of Revenue, we receive revenues from various state and county based programs, including Medicaid in all the states in which we operate, (we receive Medicaid revenues in excess of $90 million annually from each of Texas, Pennsylvania, Washington, D.C., Illinois, Virginia and Massachusetts); CMS-approved Medicaid supplemental programs in certain states including Oklahoma, California and Arkansas, and; state Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state based revenue programs (which have been implemented in various forms with respect to our areas of operation in the respective states’ 2012, 2013 and 2014 fiscal years) as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations;

•	our ability to continue to obtain capital on acceptable terms, including borrowed funds, to fund the future growth of our business;

•	some of our acute care facilities continue to experience decreasing inpatient admission trends;

•	our financial statements reflect large amounts due from various commercial and private payors and there can be no assurance that failure of the payors to remit amounts due to us will not have a material adverse effect on our future results of operations;

•	in March, 2010, the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act were enacted into law and created significant changes to health insurance coverage for U.S. citizens as well as material revisions to the federal Medicare and state Medicaid programs. The two combined primary goals of these acts are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses. Medicare, Medicaid and other health care industry changes are scheduled to be implemented at various times during this decade. We cannot predict the effect, if any, these enactments will have on our future results of operations;

•	the Department of Health and Human Services (“HHS”) published final regulations in July, 2010 implementing the health information technology (“HIT”) provisions of the American Recovery and Reinvestment Act (referred to as the “HITECH Act”). The final regulation defines the “meaningful use” of Electronic Health Records (“EHR”) and establishes the requirements for the Medicare and Medicaid EHR payment incentive programs. The implementation period for these new Medicare and Medicaid incentive payments started in federal fiscal year 2011 and can end as late as 2016 for Medicare and 2021 for the state Medicaid programs. Hospitals that do not qualify as a meaningful user of EHR by 2015 are subject to a reduced market basket update to the inpatient prospective payment system standardized amount in 2015 and each subsequent fiscal year. Certain of our acute care hospitals implemented EHR applications in 2011 and 2012 and we continued the implementation at each of our acute care hospitals, on a facility-by-facility basis, until completion which occurred in June, 2013. Our acute care hospitals are eligible for Medicare and Medicaid EHR incentive payments upon implementation of the EHR application, once they have demonstrated meaningful use of certified EHR technology for the applicable stage or have completed attestations to their adoption or implementation of certified EHR technology. With the exception of the newly constructed Temecula Valley Hospital, which was opened in October, 2013, we believe that all of our acute care hospitals have met the stage 1, year one “meaningful use” criteria. Although we believe that our acute care hospitals will be in compliance with the EHR standards by 2015, there can be no assurance that all of our facilities will be in compliance and therefore not subject to the penalty provision of the HITECH Act. Should we (our acute care hospitals) qualify for incentive payments, there may be timing differences in the recognition of the incentive income and expenses recorded in connection with the implementation of the EHR applications which may cause material period-to-period changes in our future results of operations;

•	in August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. The 2011 Act imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year (approximately $39 million annual reduction to our Medicare net revenues effective as of April 1, 2013) with a uniform percentage reduction across all Medicare programs. We cannot predict whether Congress will attempt to suspend or restructure the automatic budget cuts or what other deficit reduction initiatives may be proposed by Congress;

•

as of September 30, 2013 and December 31, 2012, our accounts receivable includes approximately $29 million and $70 million, respectively, due from Illinois. Although the outstanding balance has been reduced significantly as a result of substantial cash remittances received from the state during the second quarter of 2013 (approximately $72 million was due from Illinois as of March 31, 2013), collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $10 million as of September 30, 2013 and $51 million as of December 31, 2012, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. Although the remaining accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due from Illinois would have an adverse impact on our future consolidated results of operations and cash flows;

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

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 36% and 39% of our net patient revenues during the three-month periods ended September 30, 2013 and 2012, respectively, and 36% and 39% during the nine-month periods ended September 30, 2013 and 2012, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs, accounted for 48% and 49% of our net patient revenues during the three-month periods ended September 30, 2013 and 2012, respectively, and 48% and 49% during the nine-month periods ended September 30, 2013 and 2012, respectively.

Provision for Doubtful Accounts: On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. Our accounts receivable are recorded net of allowance for doubtful accounts of $480 million at September 30, 2013 and $311 million at December 31, 2012.

As of September 30, 2013 and December 31, 2012, our accounts receivable includes approximately $29 million and $70 million, respectively, due from Illinois. Although the outstanding balance has been reduced significantly as a result of substantial cash remittances received from the state during the second quarter of 2013 (approximately $72 million was due from Illinois as of March 31, 2013), collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $10 million as of September 30, 2013 and $51 million as of December 31, 2012, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. Although the remaining accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

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

As of September 30, 2013, the total accrual for our professional and general liability claims, including the estimated claims related to the facilities acquired from PSI, was $220 million, of which $48 million is included in current liabilities. As of December 31, 2012, the total accrual for our professional and general liability claims, including the estimated claims related to the facilities acquired from PSI, was $279 million, of which $48 million is included in current liabilities.

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

Results of Operations

Three-month periods ended September 30, 2013 and 2012:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended September 30, 2013 and 2012 (dollar amounts in thousands):

	Three months ended		Three months ended
	September 30, 2013		September 30, 2012
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$2,134,740		$1,869,263
Less: Provision for doubtful accounts	318,371		188,910

Net revenues	1,816,369	100.0%	1,680,353	100.0%

Operating charges:
Salaries, wages and benefits	903,212	49.7%	838,075	49.9%
Other operating expenses	393,549	21.7%	362,687	21.6%
Supplies expense	206,995	11.4%	191,747	11.4%
Depreciation and amortization	86,971	4.8%	77,032	4.6%
Lease and rental expense	23,904	1.3%	23,481	1.4%
EHR incentive income	(23,148)	-1.3%	(10,551)	-0.6%
Costs related to extinguishment of debt	0	0.0%	29,170	1.7%

Subtotal-operating expenses	1,591,483	87.6%	1,511,641	90.0%

Income from operations	224,886	12.4%	168,712	10.0%
Interest expense, net	32,314	1.8%	45,207	2.7%

Income before income taxes	192,572	10.6%	123,505	7.3%
Provision for income taxes	69,473	3.8%	42,132	2.5%

Net income	123,099	6.8%	81,373	4.8%
Less: Income attributable to noncontrolling interests	8,512	0.5%	9,556	0.6%

Net income attributable to UHS	$114,587	6.3%	$71,817	4.3%

Net revenues increased 8.1% or $136 million to $1.82 billion during the three-month period ended September 30, 2013 as compared to $1.68 billion during the comparable quarter of 2012. The net increase was attributable to: (i) a $99 million or 6.0% increase in net revenues generated at our acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”), and; (ii) other combined net increase of $37 million consisting primarily of the revenues generated during the third quarter of 2013 at the nine behavioral health facilities acquired from Ascend Health Corporation in October, 2012.

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $69 million to $193 million during the three-month period ended September 30, 2013 as compared to $124 million during the comparable quarter of 2012. The net increase in our income before income taxes during the third quarter of 2013, as compared to the comparable prior year quarter, was due to:

a.	an increase of $12 million at our acute care facilities as discussed below in Acute Care Hospital Services, excluding impact of the item mentioned in d. below;

b.	an increase of $12 million at our behavioral health care facilities, as discussed below in Behavioral Health Services;

c.	an increase of $13 million due to a decrease in interest expense resulting from a decrease in our average effective interest rate, partially offset by an increase in our average outstanding borrowings;

d.	an increase of $5 million related to the incentive income, net of expenses, recorded during the third quarter of 2013, as compared to the third quarter of 2012, in connection with the implementation of EHR applications at our acute care hospitals;

e.	an increase of $29 million resulting from the write-off deferred financing costs, during the third quarter of 2012, related to the portion of our Term Loan B credit facility that was extinguished at that time, and;

f.	$2 million of other combined net decreases.

Net income attributable to UHS increased $43 million to $115 million during the three-month period ended September 30, 2013 as compared to $72 million during the comparable quarter of 2012. The increase during the third quarter of 2013, as compared to the comparable prior year quarter, consisted of:

•	an increase of $69 million in income before income taxes, as discussed above;

•	an increase of $1 million due to a decrease in income attributable to noncontrolling interests, and;

•	a decrease of $27 million resulting from an increase in the provision for income taxes resulting primarily from the income tax provision recorded on the $70 million increase in pre-tax income ($69 million increase in income before income taxes and the $1 million increase in income due to a decrease in the income attributable to noncontrolling interests).

Nine-month periods ended September 30, 2013 and 2012:

The following table summarizes our results of operations and is used in the discussion below for the nine-month periods ended September 30, 2013 and 2012 (dollar amounts in thousands):

	Nine months ended		Nine months ended
	September 30, 2013		September 30, 2012
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$6,294,750		$5,718,676
Less: Provision for doubtful accounts	811,774		522,203

Net revenues	5,482,976	100.0%	5,196,473	100.0%

Operating charges:
Salaries, wages and benefits	2,702,842	49.3%	2,565,052	49.4%
Other operating expenses	1,100,118	20.1%	1,059,048	20.4%
Supplies expense	613,981	11.2%	594,924	11.4%
Depreciation and amortization	248,465	4.5%	221,807	4.3%
Lease and rental expense	72,651	1.3%	70,906	1.4%
EHR incentive income	(27,943)	-0.5%	(12,506)	-0.2%
Costs related to extinguishment of debt	0	0.0%	29,170	0.6%

Subtotal-operating expenses	4,710,114	85.9%	4,528,401	87.1%

Income from operations	772,862	14.1%	668,072	12.9%
Interest expense, net	110,488	2.0%	137,805	2.7%

Income before income taxes	662,374	12.1%	530,267	10.2%
Provision for income taxes	241,537	4.4%	188,880	3.6%

Net income	420,837	7.7%	341,387	6.6%
Less: Income attributable to noncontrolling interests	34,625	0.6%	33,402	0.6%

Net income attributable to UHS	$386,212	7.0%	$307,985	5.9%

Net revenues increased 5.5%, or $287 million, to $5.48 billion during the nine-month period ended September 30, 2013 as compared to $5.20 billion during the comparable period of 2012. The net increase was attributable to: (i) a $195 million or 3.8% increase in net revenues generated at our acute care hospitals and behavioral health care facilities, on a same facility basis, and; (ii) other combined net increase of $92 million consisting primarily of the revenues generated during the first nine months of 2013 at the nine behavioral health facilities acquired from Ascend Health Corporation in October, 2012, partially offset by other combined net decreases due primarily to $36 million of net revenues recorded during the first nine months of 2012 resulting from an industry-wide settlement with the United States Department of Health and Human Services, the Secretary of Health and Human Services, and the Centers for Medicare and Medicaid Services, related to underpayments of Medicare inpatient prospective payments during a number of prior years.

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $132 million to $662 million during the nine-month period ended September 30, 2013 as compared to $530 million during the comparable period of 2012. The net increase in our income before income taxes during the first nine months of 2013, as compared to the comparable prior year period, was due to:

a.	a decrease of $13 million at our acute care facilities as discussed below in Acute Care Hospital Services, excluding impact of the items mentioned in c., d., g. and j. below;

b.	an increase of $49 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, excluding the impact of the item mentioned in c., h. and i. below;

c.	an increase of $65 million resulting from a reduction to our professional and general liability self-insurance reserves relating to years prior to 2013, based upon a reserve analysis ($51 million is applicable to our acute care hospitals and $14 million is applicable to our behavioral health care facilities);

d.	a decrease of $33 million (net of related expenses) resulting from the pre-tax income recorded during the first nine months of 2012 related to the above-mentioned agreement with the United States Department of Health and Human Services, the Secretary of Health and Human Services, and the Centers for Medicare and Medicaid Services;

e.	an increase of $29 million resulting from the write-off deferred financing costs, during the third quarter of 2012, related to the portion of our Term Loan B credit facility that was extinguished at that time;

f.	an increase of $27 million due to a decrease in interest expense resulting from a decrease in our average effective interest rate, partially offset by an increase in our average outstanding borrowings;

g.	a net aggregate increase of $11 million resulting from the following unfavorable items recorded during the first nine months of 2012: (i) the revised Supplemental Security Income ratios utilized for calculating Medicare disproportionate share hospital reimbursements for federal fiscal years 2006 through 2009 ($7 million unfavorable impact), and; (ii) the write-off of receivables related to revenues recorded during 2011 at two of our acute care hospitals located in Florida resulting from reductions in certain county reimbursements due to reductions in federal matching Inter-Governmental Transfer funds ($4 million unfavorable impact);

h.	a decrease of $7 million resulting from the pre-tax income recorded during the first nine months of 2012 representing the 2011 portion of the net Medicaid supplemental reimbursements earned pursuant to the Oklahoma Supplemental Hospital Offset Payment Program;

i.	a decrease of $6 million consisting of the 2011 portion of net Medicaid supplemental revenues recorded during the first nine months of 2012 related to new programs initiated in certain states in which we operate behavioral health care facilities;

j.	an increase of $5 million related to the incentive income, net of expenses, recorded during the first nine months of 2013, as compared to the comparable period in 2012, in connection with the implementation of EHR applications at our acute care hospitals;

k.	$5 million of other combined net increases.

Net income attributable to UHS increased $78 million, to $386 million during the nine-month period ended September 30, 2013 as compared to $308 million during the comparable prior year period. The increase during the first nine months of 2013, as compared to the comparable prior year period, consisted of:

•	an increase of $132 million in income before income taxes, as discussed above;

•	a decrease of $1 million due to an increase in income attributable to noncontrolling interests, and;

•	a decrease of $53 million resulting from an increase in the provision for income taxes resulting primarily from the income tax provision recorded on the $131 million increase in pre-tax income ($132 million increase in income before income taxes and the $1 million decrease in income due to an increase in the income attributable to noncontrolling interests) as well as the income tax provision recorded during the second quarter of 2013 on the gain realized on the sale of Peak Behavioral Health Services (see Provision for Income Taxes and Effective Tax Rates).

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

The following table summarizes the results of operations for our acute care facilities, on a same facility and all acute care basis, and is used in the discussion below for the three and nine-month periods ended September 30, 2013 and 2012 (dollar amounts in thousands):

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
		% of Net		% of Net		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$1,190,403		$994,969		$3,419,420		$3,031,053
Less: Provision for doubtful accounts	290,875		166,570		724,971		456,078

Net revenues	899,528	100.0%	828,399	100.0%	2,694,449	100.0%	2,574,975	100.0%

Operating charges:
Salaries, wages and benefits	405,395	45.1%	381,266	46.0%	1,207,837	44.8%	1,156,914	44.9%
Other operating expenses	202,953	22.6%	186,254	22.5%	600,805	22.3%	535,470	20.8%
Supplies expense	161,858	18.0%	150,097	18.1%	479,415	17.8%	464,552	18.0%
Depreciation and amortization	48,595	5.4%	47,028	5.7%	143,294	5.3%	139,609	5.4%
Lease and rental expense	13,867	1.5%	14,313	1.7%	42,496	1.6%	43,523	1.7%

Subtotal-operating expenses	832,668	92.6%	778,958	94.0%	2,473,847	91.8%	2,340,068	90.9%

Income from operations	66,860	7.4%	49,441	6.0%	220,602	8.2%	234,907	9.1%
Interest expense, net	1,121	0.1%	1,129	0.1%	3,382	0.1%	3,511	0.1%

Income before income taxes	65,739	7.3%	48,312	5.8%	217,220	8.1%	231,396	9.0%

Three-month periods ended September 30, 2013 and 2012:

During the three-month period ended September 30, 2013, as compared to the comparable prior year quarter, net revenues at our acute care hospitals, on a same facility basis, increased $71 million, or 8.6%, to $900 million during the third quarter of 2013 as compared to $828 million during the third quarter of 2012. Income before income taxes (and before income attributable to noncontrolling interests) increased $17 million or 36% to $66 million or 7.3% of net revenues during the third quarter of 2013 as compared to $48 million or 5.8% of net revenues during the comparable prior year quarter.

During the three-month period ended September 30, 2013, as compared to the comparable prior year quarter, inpatient admissions to our acute care facilities increased 2.5% and adjusted admissions (adjusted for outpatient activity) increased 3.6%. Patient days at these facilities increased 3.0% during the third quarter of 2013 and adjusted patient days increased 4.1% during the three-month period ended September 30, 2013 as compared to the comparable prior year quarter. During the three-month period ended September 30, 2013, excluding approximately $16 million of additional revenues recorded during the quarter in connection with Texas Medicaid disproportionate share hospital and uncompensated care programs applicable to the period of October 1, 2012 through June 30, 2013, net revenue per adjusted admission increased 2.9% and net revenue per adjusted patient day increased 2.5%, as compared to the comparable quarter of the prior year. The average length of inpatient stay at these facilities was 4.5 days and 4.4 days during the three-month periods ended September 30, 2013 and 2012, respectively. The occupancy rate, based on the average available beds at these facilities, was 55% and 54% during the three-month periods ended September 30, 2013 and 2012, respectively.

Nine-month periods ended September 30, 2013 and 2012:

During the nine-month period ended September 30, 2013, as compared to the comparable period of 2012, net revenues at our acute care hospitals, on a same facility basis, increased $119 million, or 4.6%, to $2.69 billion during the first nine months of 2013 as compared to $2.57 billion during the first nine months of 2012. Income before income taxes (and before income attributable to noncontrolling interests) decreased $14 million or 6% to $217 million or 8.1% of net revenues during the first nine months of 2013 as compared to $231 million or 9.0% of net revenues during the comparable period of 2012.

During the nine-month period ended September 30, 2013, as compared to the comparable period of 2012, inpatient admissions to our acute care facilities increased 0.9% and adjusted admissions increased 1.3%. Patient days at these facilities increased 1.3% during the first nine months of 2013 and adjusted patient days increased 1.8% during the nine-month period ended September 30, 2013 as compared to the comparable period of the prior year. During the nine-month period ended September 30, 2013, net revenue per adjusted admission increased 3.3% and net revenue per adjusted patient day increased 2.8%, as compared to the comparable period of 2012. The average length of inpatient stay at these facilities was 4.5 days during each of the nine-month periods ended September 30, 2013 and 2012. The occupancy rate, based on the average available beds at these facilities, was 57% during each of the nine-month periods ended September 30, 2013 and 2012.

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

Uncompensated care:

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three and nine-month periods ended September 30, 2013 and 2012:

Amounts in millions	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2013	%	2012	%	2013	%	2012	%
Charity care	$164	59%	$185	71%	$479	63%	$643	77%
Uninsured discounts	112	41%	74	29%	287	37%	197	23%

Total uncompensated care	$276	100%	$259	100%	$766	100%	$840	100%

In addition, the provision for doubtful accounts at our acute care hospitals were approximately $291 million and $167 million during the three-month periods ended September 30, 2013 and 2012, respectively, and approximately $725 million and $456 million during the nine-month periods ended September 30, 2013 and 2012, respectively.

Estimated cost of providing uncompensated care:

The estimated costs of providing uncompensated care as reflected below were based on a calculation which multiplied the percentage of operating expenses for our acute care hospitals to gross charges for those hospitals by the above-mentioned total uncompensated care amounts. Amounts included in the provision for doubtful accounts, which as mentioned above increased during the three and nine-month periods ended September 30, 2013, as compared to the comparable periods of 2012, are not included in the calculation of estimated costs of providing uncompensated care. The percentage of cost to gross charges is calculated based on the total operating expenses for our acute care facilities divided by gross patient service revenue for those facilities. An increase in the level of uninsured patients to our facilities and the resulting adverse trends in the provision for doubtful accounts and uncompensated care provided could have a material unfavorable impact on our future operating results.

Amounts in millions	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Estimated cost of providing charity care	$27	$32	$78	$108
Estimated cost of providing uninsured discounts related care	19	13	47	33

Estimated cost of providing uncompensated care	$46	$45	$125	$141

All Acute Care Hospitals

The following table summarizes the results of operations for all our acute care operations during the three and nine-month periods ended September 30, 2013 and 2012 which includes our acute care results on a same facility basis, as well as the impact of other items, as mentioned below (dollar amounts in thousands):

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
		% of Net		% of Net		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$1,190,408		$994,969		$3,427,884		$3,054,605
Less: Provision for doubtful accounts	290,875		166,570		724,971		456,078

Net revenues	899,533	100.0%	828,399	100.0%	2,702,913	100.0%	2,598,527	100.0%

Operating charges:
Salaries, wages and benefits	414,538	46.1%	384,045	46.4%	1,219,073	45.1%	1,167,636	44.9%
Other operating expenses	203,153	22.6%	186,172	22.5%	552,039	20.4%	538,382	20.7%
Supplies expense	162,164	18.0%	150,097	18.1%	479,785	17.8%	464,552	17.9%
Depreciation and amortization	59,527	6.6%	51,603	6.2%	166,724	6.2%	147,711	5.7%
Lease and rental expense	13,912	1.5%	14,313	1.7%	42,568	1.6%	43,523	1.7%
EHR incentive income	(23,148)	-2.6%	(10,551)	-1.3%	(27,943)	-1.0%	(12,506)	-0.5%

Subtotal-operating expenses	830,146	92.3%	775,679	93.6%	2,432,246	90.0%	2,349,298	90.4%

Income from operations	69,387	7.7%	52,720	6.4%	270,667	10.0%	249,229	9.6%
Interest expense, net	1,121	0.1%	1,129	0.1%	3,382	0.1%	3,511	0.1%

Income before income taxes	68,266	7.6%	51,591	6.2%	267,285	9.9%	245,718	9.5%

Three-month periods ended September 30, 2013 and 2012:

Income before income taxes increased $16 million or 32% to $68 million during the third quarter of 2013 as compared to $52 million during the third quarter of 2012. The increase in income before income taxes at our acute care facilities resulted from:

•	a $17 million increase at our acute care facilities on a same facility basis, as discussed above;

•	an increase of $5 million related to the incentive income, net of expenses, recorded during the third quarter of 2013, as compared to the comparable quarter in 2012, in connection with the implementation of EHR applications at our acute care hospitals, and;

•	a decrease of $6 million from the operating costs incurred at the newly constructed Temecula Valley Hospital which opened in October, 2013.

Nine-month periods ended September 30, 2013 and 2012:

Income before income taxes increased $22 million or 9% to $267 million during the first nine months of 2013 as compared to $246 million during the comparable period of 2012. The increase in income before income taxes at our acute care facilities resulted from:

•	a $14 million decrease at our acute care facilities on a same facility basis, as discussed above;

•	the above-mentioned increase of $51 million resulting from a reduction to our professional and general liability self-insurance reserves relating to years prior to 2013, recorded during the first nine months of 2013;

•	an increase of $8 million resulting from the revenues recorded during the first nine months of 2013, that relate to prior years, in connection with a Medicaid supplemental payment plan in California which was approved by CMS during the second quarter of 2013, retroactive to July 1, 2011;

•	a net unfavorable change of $33 million (net of related expenses) resulting from the pre-tax income recorded during the first nine months of 2012 related to the above-mentioned agreement with the United States Department of Health and Human Services, the Secretary of Health and Human Services, and the Centers for Medicare and Medicaid Services;

•	an aggregate favorable change of $11 million resulting from the recording, during the first nine months of 2012, of a $7 million reduction to net revenues from the revised Supplemental Security Income ratios utilized for calculating Medicare disproportionate share hospital reimbursements for federal fiscal years 2006 through 2009 and a $4 million reduction to net revenues resulting from the write-off of receivables related to revenues recorded during 2011 at two of our acute care hospitals located in Florida resulting from reductions in certain county reimbursements due to reductions in federal matching Inter-Governmental Transfer funds;

•	a decrease of $8 million from the pre-opening operating costs incurred at the newly constructed Temecula Valley Hospital which opened in October, 2013;

•	an increase of $5 million related to the incentive income, net of expenses, recorded during the first nine months of 2013, as compared to the comparable period in 2012, in connection with the implementation of EHR applications at our acute care hospitals, and;

•	a $2 million other combined net increase.

Behavioral Health Services

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussion below for the three and nine-month periods ended September 30, 2013 and 2012 (dollar amounts in thousands):

Same Facility—Behavioral Health

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
		% of Net		% of Net		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$884,544		$853,120		$2,688,416		$2,598,117
Less: Provision for doubtful accounts	25,194		21,907		80,265		65,411

Net revenues	859,350	100.0%	831,213	100.0%	2,608,151	100.0%	2,532,706	100.0%

Operating charges:
Salaries, wages and benefits	420,869	49.0%	410,651	49.4%	1,278,496	49.0%	1,255,941	49.6%
Other operating expenses	161,029	18.7%	149,135	17.9%	469,985	18.0%	447,864	17.7%
Supplies expense	41,354	4.8%	39,864	4.8%	123,932	4.8%	125,335	4.9%
Depreciation and amortization	23,982	2.8%	23,313	2.8%	72,250	2.8%	67,728	2.7%
Lease and rental expense	8,251	1.0%	8,180	1.0%	24,526	0.9%	24,345	1.0%

Subtotal-operating expenses	655,485	76.3%	631,143	75.9%	1,969,189	75.5%	1,921,213	75.9%

Income from operations	203,865	23.7%	200,070	24.1%	638,962	24.5%	611,493	24.1%
Interest expense, net	340	0.0%	431	0.1%	1,534	0.1%	1,192	0.0%

Income before income taxes	203,525	23.7%	199,639	24.0%	637,428	24.4%	610,301	24.1%

Three-month periods ended September 30, 2013 and 2012:

On a same facility basis during the third quarter of 2013, as compared to the third quarter of 2012, net revenues at our behavioral health care facilities increased 3% or $28 million to $859 million from $831 million. Income before income taxes increased $4 million or 2% to $204 million or 23.7% of net revenues during the three-month period ended September 30, 2013, as compared to $200 million or 24.0% of net revenues during the comparable prior year quarter.

On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities increased 5.3% and 5.8%, respectively, during the three-month period ended September 30, 2013 as compared to the comparable quarter of 2012. Patient days and adjusted patient days increased 1.0% and 1.5%, respectively, during the three-month period ended September 30, 2013 as compared to the comparable prior year quarter. During the three-month period ended September 30, 2013, net revenue per adjusted admission decreased 2.2% and net revenue per adjusted patient day increased 1.9%, as compared to the comparable quarter of the prior year. The average length of inpatient stay at these facilities was 13.1 days and 13.7 days during the three-month periods ended September 30, 2013 and 2012, respectively. The occupancy rate, based on the average available beds at these facilities, was 74% during each of the three-month periods ended September 30, 2013 and 2012.

Nine-month periods ended September 30, 2013 and 2012:

On a same facility basis during the first nine months of 2013, as compared to the comparable period of 2012, net revenues at our behavioral health care facilities increased 3% or $75 million to $2.61 billion from $2.53 billion. Income before income taxes increased $27 million or 4% to $637 million or 24.4% of net revenues during the nine-month period ended September 30, 2013, as compared to $610 million or 24.1% of net revenues during the comparable prior year period.

On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities increased 3.6% and 3.8%, respectively, during the nine-month period ended September 30, 2013 as compared to the comparable period of 2012. Patient days and adjusted patient days increased 0.8% and 1.0%, respectively, during the nine-month period ended September 30, 2013 as compared to the comparable period of 2012. During the nine-month period ended September 30, 2013, net revenue per adjusted admission decreased 0.8% and net revenue per adjusted patient day increased 2.0%, as compared to the comparable period of 2012. The average length of inpatient stay at these facilities was 13.4 days and 13.8 days during the nine-month periods ended September 30, 2013 and 2012, respectively. The occupancy rate, based on the average available beds at these facilities, was 75% during each of the nine-month periods ended September 30, 2013 and 2012.

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care facilities during the three and nine-month periods ended September 30, 2013 and 2012 which includes our behavioral health results on a same facility basis, as well as the impact of the facilities acquired or opened within the previous twelve months (including the 9 facilities acquired from Ascend Health Corporation in October, 2012) and other items, as mentioned below (dollar amounts in thousands):

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
		% of Net		% of Net		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$935,354		$863,995		$2,833,559		$2,638,400
Less: Provision for doubtful accounts	27,419		22,326		86,610		66,144

Net revenues	907,935	100.0%	841,669	100.0%	2,746,949	100.0%	2,572,256	100.0%

Operating charges:
Salaries, wages and benefits	446,411	49.2%	417,794	49.6%	1,352,285	49.2%	1,276,741	49.6%
Other operating expenses	170,551	18.8%	151,281	18.0%	483,709	17.6%	449,168	17.5%
Supplies expense	43,886	4.8%	40,414	4.8%	131,154	4.8%	126,686	4.9%
Depreciation and amortization	25,553	2.8%	23,809	2.8%	76,256	2.8%	69,214	2.7%
Lease and rental expense	9,738	1.1%	8,665	1.0%	29,224	1.1%	25,731	1.0%

Subtotal-operating expenses	696,139	76.7%	641,963	76.3%	2,072,628	75.5%	1,947,540	75.7%

Income from operations	211,796	23.3%	199,706	23.7%	674,321	24.5%	624,716	24.3%
Interest expense, net	340	0.0%	431	0.1%	1,534	0.1%	1,192	0.0%

Income before income taxes	211,456	23.3%	199,275	23.7%	672,787	24.5%	623,524	24.2%

Three-month periods ended September 30, 2013 and 2012:

Income before income taxes increased $12 million or 6% to $211 million during the third quarter of 2013 as compared to $199 million during the third quarter of 2012. The increase in income before income taxes at our behavioral health care facilities resulted from:

•	a $4 million increase at our behavioral health care facilities on a same facility basis, as discussed above;

•	a net increase of approximately $9 million representing the combined income before income taxes generated at nine behavioral health care facilities acquired during the fourth quarter of 2012 and two behavioral health care facilities that were newly opened during the fourth quarter of 2012 and the second quarter of 2013, and;

•	other combined net decrease of $1 million.

Nine-month periods ended September 30, 2013 and 2012:

Income before income taxes increased $49 million or 8% to $673 million during the first nine months of 2013 as compared to $624 million during the comparable period of 2012. The increase in income before income taxes at our behavioral health care facilities resulted from:

•	a $27 million increase at our behavioral health care facilities on a same facility basis, as discussed above;

•	the above-mentioned increase of $14 million resulting from a reduction to our professional and general liability self-insurance reserves relating to years prior to 2013, recorded during the first nine months of 2013;

•	a net increase of approximately $29 million representing the combined income generated at nine behavioral health care facilities acquired during the fourth quarter of 2012 and two behavioral health care facilities that were newly opened during the fourth quarter of 2012 and the second quarter of 2013;

•	an unfavorable change of $7 million resulting from the net revenues recorded during the first nine month of 2012 representing the 2011 portion of the net Medicaid supplemental reimbursements earned primarily from new programs approved in Indiana and Ohio which were retroactive to July 1, 2011;

•	an unfavorable change of $7 million resulting from the net revenues recorded during the first nine months of 2012 representing the 2011 portion of the net Medicaid supplemental reimbursements earned pursuant to the Oklahoma Supplemental Hospital Offset Payment Program, and;

•	other combined net decrease of $7 million.

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

The following table shows the approximate percentages of net patient revenue for the three and nine-month periods ended September 30, 2013 and 2012 presented on: (i) a combined basis for both our acute care and behavioral health facilities; (ii) for our acute care facilities only, and; (iii) for our behavioral health facilities only:

Acute Care and Behavioral Health Facilities Combined	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Third Party Payors:
Medicare	22%	24%	22%	24%
Medicaid	14%	15%	14%	15%
Managed Care (HMO and PPOs)	48%	49%	48%	49%
Other Sources	16%	12%	16%	12%

Total	100%	100%	100%	100%

Acute Care Facilities	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Third Party Payors:
Medicare	23%	29%	25%	29%
Medicaid	6%	7%	6%	7%
Managed Care (HMO and PPOs)	57%	59%	57%	57%
Other Sources	14%	5%	12%	7%

Total	100%	100%	100%	100%

Behavioral Health Facilities	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Third Party Payors:
Medicare	22%	21%	20%	19%
Medicaid	22%	23%	22%	23%
Managed Care (HMO and PPOs)	40%	40%	40%	40%
Other Sources	16%	16%	18%	18%

Total	100%	100%	100%	100%

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

In August, 2012, the Centers for Medicare and Medicaid Services (“CMS”) published its final IPPS 2013 payment rule which provided for a 2.6% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform mandated adjustments are considered, we estimate our overall increase from the final federal fiscal year 2013 rule (covering the period of October 1, 2012 through September 30, 2013) was approximately 1.8%. This approximate impact from the IPPS 2013 final rule reflects all of the adjustments described in this paragraph, however, it excludes the impact of potential reductions related to the Budget Control Act of 2011, as discussed below.

In August, 2013, CMS published its final IPPS 2014 payment rule which provides for a 2.5% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform mandated adjustments are considered, we estimate our overall increase from the final federal fiscal year 2014 rule (covering the period of October 1, 2013 through September 30, 2014) will approximate 1.0%. This projected impact from the IPPS 2014 final rule includes both the impact of the American Taxpayer Relief Act (“ATRA”) of 2012 documentation and coding adjustment and the required changes to the Medicare Disproportionate Share Hospital payments related to the traditional Medicare fee for service, however, it excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, as discussed below. The final rule would also expand CMS’s policy under which it defines inpatient admissions to include the use of an objective time of care standard. Specifically, it would require Medicare’s external review contractors to presume that hospital inpatient admissions are reasonable and necessary when beneficiaries receive a physician order for admission and receive medically necessary services for at least two midnights (the “Two Midnight” rule). Correspondingly, under the final rule, CMS would presume that hospital services spanning less than two midnights should have been provided on an outpatient basis and paid under Medicare Part B unless the medical record contains clear documentation supporting the physician’s order and an expectation that the Medicare beneficiary would need medically necessary care for more than two midnights, or is receiving services which CMS designates as inpatient only. Although we are unable to determine the impact of the Two Midnight rule, its application could have a material unfavorable impact on our future results of operations. Excluding the potential impact of the Two Midnight rule, we do not expect the final IPPS 2014 payment rule to have a material impact on our future results of operations.

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

On January 2, 2013, the ATRA of 2012 was enacted which, among other things, includes a requirement for CMS to recoup $11 billion from hospitals from Medicare IPPS rates during federal fiscal years 2014 to 2017. The recoupment relates to IPPS documentation and coding adjustments for the period 2008 to 2013 for which adjustments were not previously applied by CMS. The 2014 IPPS final rule includes a -0.8% recoupment adjustment as the first step in this recovery process. CMS expects to make similar adjustments in federal fiscal years 2015, 2016, and 2017 in order to recover the entire $11 billion. This adjustment is reflected in the 2014 IPPS estimated impact amount noted above.

On January 1, 2005, CMS implemented a new Psychiatric Prospective Payment System (“Psych PPS”) for inpatient services furnished by psychiatric hospitals under the Medicare program. This system replaced the cost-based reimbursement guidelines with a per diem Psych PPS with adjustments to account for certain facility and patient characteristics. The Psych PPS also contained provisions for outlier payments and an adjustment to a psychiatric hospital’s base payment if it maintains a full-service emergency department. In April, 2011 CMS published its final Psych PPS rule for the fifteen month period July 1, 2011 to September 30, 2012. The market basket increase for this time period was 2.95%, which included a 0.25% reduction required by the federal Health Care Reform legislation enacted in 2010. In August, 2012, CMS published its final Psych PPS rate notice for the federal fiscal year beginning October 1, 2012. That final notice contained a Psych PPS market basket update of 2.7%, which was reduced by 0.7% to reflect a productivity adjustment, and reduced by 0.1% to reflect an “other adjustment” required by the Social Security Act for rate years 2010 through 2019. In July, 2013, CMS released its final Psych PPS rate notice for the federal fiscal year 2014. The final notice contains a Psych PPS market basket update of 2.6% which is reduced by 0.5% to reflect a productivity adjustment, and reduced by 0.1% to reflect an “other adjustment” required by the Social Security Act.

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

Certain of our acute care hospitals located in various counties of Texas (Hidalgo, Maverick, Potter and Webb) participate in CMS-approved private Medicaid supplemental payment (“UPL”) programs. These hospitals also have affiliation agreements with third-party hospitals to provide free hospital and physician care to qualifying indigent residents of these counties. Our hospitals receive both UPL payments from the Medicaid program and indigent care payments from third-party, affiliated hospitals. The UPL payments are contingent on the county or hospital district making an Inter-Governmental Transfer (“IGT”) to the state Medicaid program while the indigent care payment is contingent on a transfer of funds from the applicable affiliated hospitals. We recorded net UPL and affiliated hospital indigent care revenues of $27 million and $6 million during the three-month periods ended September 30, 2013 and 2012, respectively, and $50 million and $19 million during the nine-month periods ended September 30, 2013 and 2012, respectively.

For state fiscal year 2013, Texas Medicaid will continue to operate under a CMS-approved Section 1115 five-year Medicaid waiver demonstration program. During the first five years of this program that started in state fiscal year 2012, the Texas Health and Human Services Commission (“THHSC”) transitioned away from UPL payments to new waiver incentive payment programs. During the first year of transition, which commenced on October 1, 2011, THHSC made payments to Medicaid UPL recipient providers that received payments during the state’s prior fiscal year. During transition years two through five, THHSC will make incentive payments under the program after certain qualifying criteria are met by hospitals. UPL payments are also subject to an aggregate statewide caps based on CMS approved Medicaid waiver amounts. In June, 2013, THHSC finalized a rule that requires that any required statewide UPL payment reductions will now be applied to UPL recipient hospital’s based on IGT funding levels rather than on a pro rata basis to all UPL payment recipients. Although our future UPL payments in Texas may be adversely impacted by this final rule, we are unable to estimate the potential impact on us since the amount of the statewide pro rata UPL payment reduction, if any, has not yet been determined by THHSC. Beginning in 2013, we are entitled to additional Medicaid UPL payments pursuant to an indigent care affiliation agreement entered into between a government entity and one of our acute care hospitals located in Texas (estimated to have a net favorable pre-tax impact of approximately $11 million annually). Consistent with other Medicaid UPL programs in Texas, these potential additional Medicaid UPL payments will be contingent on voluntary IGTs made by the government entity. In June, 2013, the state of Texas passed legislation that permits certain South Texas counties in which we operate acute care hospitals to create new hospital funding districts that are authorized to assess local mandatory payments on acute care hospitals located in these counties. Similar to the state Provider Taxes described below, mandatory payments collected by the applicable counties will be required to transfer these funds to the state with the purpose of securing additional federal matching dollars under the aforementioned Section 1115 Medicaid Waiver. The annualized impact of $11 million from this legislation has been reflected in the aforementioned reported UPL payment amounts.

In California, a Medicaid state plan amendment (“SPA”) was submitted to CMS by the state requesting and extension of a prior provider tax and related Medicaid supplemental payment program retroactive to July 1, 2011 through December 31, 2013. In June, 2012, CMS approved a portion of the SPA which did not have a material impact on our consolidated financial statements during the three or nine-month periods ended September 30, 2013 or 2012. In June, 2013, CMS approved the Medicaid managed care component of the SPA which was retroactive to July 1, 2011. The net aggregate benefit for the period of July 1, 2011 through June 30, 2013 was $11 million (of which $8 million was applicable to prior years) which was included in our financial results during the second quarter of 2013. In October, 2013 the state of California enacted new legislation (SB 239) that would continue the provider tax and related Medicaid supplemental payment program for three years effective January 1, 2014. Although this successor program, which is subject to CMS’s approval, is expected to have a favorable impact on our future results of operations, we are unable to estimate the impact at this time.

We incur health-care related taxes (“Provider Taxes”) imposed by states in the form of a licensing fee, assessment or other mandatory payment which are related to: (i) healthcare items or services; (ii) the provision of, or the authority to provide, the health care items of services, or; (iii) the payment for the health care items or services. Such Provider Taxes are subject to various federal regulations that limit the scope and amount of the taxes that can be levied by states in order to secure federal matching dollars as part of their respective state Medicaid programs. We derive a related Medicaid reimbursement benefit from assessed Provider Taxes in the form of Medicaid claims based payment increases and/or lump sum Medicaid supplemental payments. Including the impact of programs approved in Oklahoma, Indiana and Ohio during the first nine months of 2012 and the above-mentioned managed care component of the California SPA which was approved during the second quarter of 2013 (retroactive to July, 2011), we earned an aggregate net benefit of approximately $13 million and $11 million during the three-month periods ended September 30, 2013 and 2012, respectively, and approximately $51 million and $44 million during the nine-month periods ended September 30, 2013 and 2012, respectively. We estimate that our aggregate net benefit from Provider Tax programs will approximate $64 million during 2013 (including the above-mentioned prior year impact of $8 million recorded during the second quarter of 2013 in connection with the managed care portion of the California SPA). Included in the 2013 estimated aggregate net benefit from Provider Tax programs is approximately $14 million earned in Oklahoma, $11 million in California and $9 million in Arkansas. Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our consolidated future results of operations.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The South Carolina and Texas DSH programs were renewed for each state’s 2014 DSH fiscal year (covering the period of October 1, 2013 through September 30, 2014). In September, 2013, the THHSC published its 2013 final DSH rule that included changes that will result in approximately $9 million of additional reimbursements to our acute care facilities located in Texas applicable to the state’s 2013 fiscal year. In connection with the Texas and South Carolina DSH programs, including these additional reimbursements which were included in our results of operations for the three and nine-month periods ended September 30, 2013, included in our financial results was an aggregate of $18 million and $13 million during the three-month periods ended September 30, 2013 and 2012, respectively, and $39 million and $36 million during the nine-month periods ended September 30, 2013 and 2012, respectively. The Texas and South Carolina programs have been renewed for each state’s 2014 fiscal years, at amounts similar to the 2013 fiscal year estimates. We estimate our aggregate reimbursements pursuant to these programs to be approximately $49 million during 2013. Failure to renew these DSH programs beyond their scheduled termination dates, failure of the public hospitals to provide the necessary IGTs for the states’ share of the DSH programs, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements (see below), could have a material adverse effect on our future results of operations.

The Affordable Care Act provides for a significant reduction in Medicaid disproportionate share payments beginning in 2014 (see below in Sources of Revenues and Health Care Reform-Medicaid Revisions for additional disclosure). The U.S. Department of Health and Human Services is to determine the amount of Medicaid DSH payment cuts imposed on each state based on a defined methodology. As Medicaid DSH payments to states will be cut, consequently, payments to Medicaid-participating providers, including our hospitals in Texas and South Carolina, will likely be reduced in the coming years. Based on the September, 2013 CMS final rule, our Medicaid DSH payments in Texas and South Carolina could be reduced by approximately 4% in the 2014 federal fiscal year.

In May, 2013 the state of Texas enacted legislation that would increase the state’s contribution of the non-federal DSH share for the 2013 DSH year to $138 million as compared to the $100 million previously expected. Similarly, the state’s approved 2014-2015 General Appropriations bill passed in May, 2013 authorized $160 million for 2014 and $140 million for 2015, respectively, for the non-federal DSH share. We expects the 2014 and 2015 DSH year amounts to be comparable to the 2013 DSH years amounts excluding the potential federal DSH reductions required under the Affordable Care Act, as mentioned above.

HITECH Act: In July 2010, the Department of Health and Human Services (“HHS”) published final regulations implementing the health information technology (“HIT”) provisions of the American Recovery and Reinvestment Act (referred to as the “HITECH Act”). The final regulation defines the “meaningful use” of Electronic Health Records (“EHR”) and establishes the requirements for the Medicare and Medicaid EHR payment incentive programs. The final rule established an initial set of standards and certification criteria. The implementation period for these new Medicare and Medicaid incentive payments started in federal fiscal year 2011 and can end as late as 2016 for Medicare and 2021 for the state Medicaid programs. State Medicaid program participation in this federally funded incentive program is voluntary but all of the states in which our eligible hospitals operate have elected to participate. Our acute care hospitals (except newly constructed Temecula Valley Hospital which opened in October, 2013) have qualified for these EHR incentive payments upon implementation of the EHR application and meeting the “meaningful use” criteria for the applicable stage. The government’s ultimate goal is to promote more effective (quality) and efficient healthcare delivery through the use of technology to reduce the total cost of healthcare for all Americans and utilizing the cost savings to expand access to the healthcare system.

During 2011, we began implementing EHR applications at certain of our acute care hospitals and continued to do so, on a hospital-by-hospital basis, until completion which occurred at the end of June, 2013. Our acute care hospitals are eligible for Medicare and Medicaid EHR incentive payments upon implementation of the EHR application, once they have demonstrated meaningful use of certified EHR technology for the applicable stage or have completed attestations to their adoption or implementation of certified EHR technology. With the exception of Temecula Valley Hospital, we believe that all of our acute care hospitals have met the stage 1, year one meaningful use criteria.

In connection with the implementation of EHR applications, our consolidated results of operations include the net favorable after-tax impact of $5.1 million ($8.2 million pre-tax) during the third quarter of 2013 and $1.3 million ($2.2 million pre-tax) during the third quarter of 2012. In connection with the implementation of EHR applications, our consolidated results of operations include the net unfavorable after-tax impact of $127,000 ($203,000 pre-tax) during the first nine months of 2013 and $3.6 million ($5.9 million pre-tax) during the comparable nine-month period of 2012.

As of September 30, 2013, we received an aggregate of approximately $51 million of EHR incentive income cash receipts comprised of $25 million from Medicare and $26 million from Medicaid. These receipts, which are/were reflected as deferred EHR incentive income on our consolidated balance sheet (included in other current liabilities), will be/were recorded as EHR incentive income in our consolidated statements of income in the applicable periods pursuant to our EHR incentive income accounting policies, as disclosed above. From 2011 through September 30, 2013, we have recorded an aggregate of approximately $58 million of EHR incentive income. Upon meeting the “meaningful use” criteria, our hospitals may become entitled to additional Medicaid incentive payments in future periods.

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

The Affordable Care Act also required HHS to implement a value-based purchasing program for inpatient hospital services which became effective on October 1, 2012. The Affordable Care Act requires HHS to reduce inpatient hospital payments for all discharges by a percentage beginning at 1% in FFY 2013 and increasing by 0.25% each fiscal year up to 2% in FFY 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions. In its fiscal year 2014 IPPS final rule, CMS will fund the 2014 value-based purchasing program by reducing base operating DRG payment amounts to participating hospitals by 1.25%.

Readmission Reduction Program:

In the Affordable Care Act, Congress also mandated implementation of the hospital readmission reduction program (“HRRP”). The HRRP assesses penalties on hospitals having excess readmission rates when compared to expected rates, effective for discharges beginning October 1, 2012. In the fiscal year 2013 IPPS final rule, CMS finalized certain policies with regard to payment under the HRRP, including which hospitals are subject to the HRRP, the methodology to calculate the hospital readmission payment adjustment factor, and what portion of the IPPS payment is used to calculate the readmission adjustment factor. In the fiscal year 2014 IPPS final rule, CMS finalized revisions to the three 30-day admission measures in the program – heart failure, myocardial infarction, and pneumonia – to exclude planned readmissions. Under the Affordable Care Act, beginning in fiscal year 2015, CMS will expand the program and add two readmission measures, one, acute exacerbation of chronic obstructive pulmonary disease (COPD) and, two, patients admitted for elective total hip arthroplasty (THA) and total knee arthroplasty (TKA). We do not believe impact of HRRP for federal fiscal years 2013 and 2014 had or will have a material adverse effect on our results of operations.

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

Other Operating Results

The combined net revenues and income before income taxes generated at our surgical hospitals, ambulatory surgery centers and radiation oncology centers was not material to our results of operations during each of the three and nine-month periods ended September 30, 2013 and 2012.

Interest Expense:

Interest expense was $32 million and $45 million during the three-month periods ended September 30, 2013 and 2012, respectively, and $110 million and $138 million during the nine-month periods ended September 30, 2013 and 2012, respectively. Below is a schedule of our interest expense for the three and nine-month periods ended September 30, 2013 and 2012 (amounts in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Revolving credit & demand notes	$692	$1,182	$2,896	$4,362
$400 million, 7.125% Senior Notes due 2016	7,124	7,124	21,372	21,372
$250 million, 7.00% Senior Notes due 2018	4,375	4,375	13,125	13,125
Term loan facility A (a.)	4,651	5,564	14,722	16,934
Term loan facility B/B-1 (a.)(b.)	4,646	13,234	17,467	41,059
Term loan facility A2 (a.)	4,085	644	12,866	644
Accounts receivable securitization program	618	590	2,026	1,984

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Subtotal-revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	26,191	32,713	84,474	99,480
Interest rate swap expense, net	4,854	5,398	14,305	15,841
Amortization of financing fees	5,453	7,087	16,361	21,653
Other combined interest expense	1,508	1,573	4,982	4,759
Capitalized interest on major projects	(1,006)	(1,543)	(4,921)	(3,858)
Interest income	(4,686)	(21)	(4,713)	(70)

Interest expense, net	$32,314	$45,207	$110,488	$137,805

(a.)	During September, 2012, we completed a second amendment to our credit agreement dated November, 15, 2010, as amended. The second amendment provided for a new $900 million Term Loan A-2 with a final maturity date of August 15, 2016. This amendment also extended the maturity date of the revolving credit facility and the existing Term Loan A by nine months to also mature on August 15, 2016. We used $700 million of the Term Loan A-2 proceeds to repay our higher priced Term Loan B facility. The remainder of the new Term Loan A-2 proceeds was used to pay transaction-related fees and expenses and to repay other floating rate debt.
(b.)	During May, 2013 we completed a third amendment to our credit agreement dated November 15, 2010, as amended. The third amendment provides for a reduction in the interest rates payable in connection with certain borrowings under the credit agreement. Specifically, we replaced our existing $745.9 million senior secured Tranche B term loan with a new senior secured Tranche B-1 term loan in the same amount on substantially the same terms as the Tranche B term loan, other than lower interest rates. Borrowings under the Tranche B-1 term loan will bear interest at a rate per annum equal to, at our election, of one, two, three or six month LIBOR, plus an applicable margin of 2.25% or ABR plus an applicable margin of 1.25%. The minimum ABR and LIBOR rates for the Tranche B term loan of 2.0% and 1.0%, respectively, were eliminated.

Interest expense decreased $13 million during the three-month period ended September 30, 2013 as compared to the comparable quarter of 2012. The decrease was due primarily to: (i) a $7 million decrease in aggregate interest expense on our revolving credit and demand notes, term loan A, A2 and B/B-1 facilities and accounts receivable securitization program due primarily to a decrease in our aggregate average cost of borrowings pursuant to these facilities; (ii) a $2 million decrease in the amortization of financing fees, and; (iii) other combined net decrease of $4 million consisting primarily of interest income received from Illinois related to delayed cash remittances due to us.

Interest expense decreased $27 million during the nine-month period ended September 30, 2013 as compared to the comparable period of 2012. The decrease was due primarily to: (i) a $15 million decrease in aggregate interest expense on our revolving credit and demand notes, term loan A, A2 and B/B-1 facilities and accounts receivable securitization program due primarily to a decrease in our aggregate average cost of borrowings pursuant to these facilities, partially offset by an increase in the aggregate average borrowings outstanding under these facilities (due primarily to the borrowings utilized to finance the acquisition of Ascend Health Corporation in the fourth quarter of 2012); (ii) a $5 million decrease in the amortization of financing fees, and; (iii) other combined net decrease of $7 million consisting primarily of the above-mentioned interest income received from Illinois.

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

The following table shows the results of operations for Auburn and Peak, on a combined basis, which were reflected as discontinued operations during each of the periods presented herein (amounts in thousands):

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net revenues	$390	$29,371	$7,550	$92,706

Income (loss) from discontinued operations, before income taxes (a)	271	(1,231)	4,091	(697)
Income tax (expense) benefit	(102)	466	(1,541)	264

Income (loss) from discontinued operations, net of income taxes	$169	($765)	$2,550	($433)

(a)	Included in the income from discontinued operations, before income taxes for the nine-month period ended September 30, 2013 was a $3.1 million gain on the sale of Peak.

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three and nine-month periods ended September 30, 2013 and 2012 (dollar amounts in thousands):

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Provision for income taxes	$69,473	$42,132	$241,537	$188,880
Income before income taxes	192,572	123,505	662,374	530,267

Effective tax rate	36.1%	34.1%	36.5%	35.6%

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

The effective tax rates, as calculated by dividing the provision for income taxes by the difference in income before income taxes, minus net income attributable to noncontrolling interests, were as follows for each of the three and nine-month periods ended September 30, 2013 and 2012 (dollar amounts in thousands):

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Provision for income taxes	$69,473	$42,132	$241,537	$188,880

Income before income taxes	192,572	123,505	662,374	530,267
Less: Net income attributable to noncontrolling interests	(8,512)	(9,556)	(34,625)	(33,402)

Income before income taxes and after net income attributable to noncontrolling interests	184,060	113,949	627,749	496,865

Effective tax rate	37.7%	37.0%	38.5%	38.0%

The increase in the effective tax rate during the three-month period ended September 30, 2013, as compared to the comparable prior year quarter, was due primarily to a favorable tax adjustment of approximately $2 million recorded during the third quarter of 2012. The increase in the effective tax rate during the nine-month period ended September 30, 2013, as compared to the comparable prior year period, was due primarily to the income tax provision recorded on the sale of Peak Behavioral Health Services which was divested in May, 2013 (the tax basis gain realized on the sale of the facility exceeded the gain recorded pursuant to generally accepted accounting principles).

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $592 million during the nine-month period ended September 30, 2013 as compared to $535 million during the comparable period of 2012. The net increase of $57 million was primarily attributable to the following:

•	a favorable change of $73 million due to an increase in net income plus/minus depreciation and amortization expense, stock-based compensation expense, write-off of deferred charges related to extinguished debt and gains/losses on sales of assets and businesses;

•	an unfavorable change of $64 million in accrued insurance expense, net of commercial premiums paid, due to a reduction recorded during the second quarter of 2013, based upon a reserve analysis, to our professional and general liability self-insurance reserves relating to years prior to 2013;

•	a $53 million favorable change in other working capital accounts due primarily to the timing of accounts payable disbursements;

•	a $21 million favorable change in accrued and deferred income taxes;

•	a $12 million unfavorable change in accounts receivable;

•	a $13 million unfavorable change in other assets and deferred charges, and;

•	$1 million of other combined net unfavorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the nine-month periods. The result is divided into the accounts receivable balance at September 30th of each year to obtain the DSO. Our DSO were 58 days at September 30, 2013 and 55 days at September 30, 2012.

As of September 30, 2013 and December 31, 2012, our accounts receivable includes approximately $29 million and $70 million, respectively, due from Illinois. Although the outstanding balance has been reduced significantly as a result of substantial cash remittances received from the state during the second quarter of 2013 (approximately $72 million was due from Illinois as of March 31, 2013), collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $10 million as of September 30, 2013 and $51 million as of December 31, 2012, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. Although the remaining accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

Net cash used in investing activities

During the first nine months of 2013, we used $286 million of net cash in investing activities as follows:

•	spent $280 million to finance capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities, including: (i) the construction costs related to the newly constructed Temecula Valley Hospital, a 140-bed acute care facility located in Temecula, California, that was completed and opened in October, 2013; (ii) the construction costs related to Austin Oaks Hospital, a newly constructed, 80-bed behavioral health facility located in Austin, Texas, that was completed and opened during the second quarter of 2013, and; (iii) additional/renovated capacity at certain of our behavioral health facilities;

•	spent $42 million in connection with the purchase and implementation of electronic health records applications;

•	received $37 million in connection with the divestiture of Peak Behavioral Health Services and certain other assets and real property including three previously closed behavioral health care facilities, and;

•	spent $1 million in for the purchase of real property located in Pennsylvania.

During the first nine months of 2012, we used $286 million of net cash in investing activities as follows:

•	spent $282 million to finance capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities, including the construction costs related to Temecula Valley Hospital and additional/renovated capacity at certain of our behavioral health facilities;

•	spent $42 million in connection with the purchase and implementation of an electronic health records application;

•	received $56 million in connection with the divestiture of the Hospital San Juan Capestrano and the divestiture of the real property of two non-operating behavioral health care facilities;

•	spent $25 million in connection with the acquisition of physician practices and various real property, and;

•	received $7 million from a deposit returned to us in connection with the termination of an agreement to purchase an acute care hospital.

Net cash used in financing activities

During the first nine months of 2013, we used $317 million of net cash in financing activities as follows:

•	spent $234 million on net repayments of debt due to repayments pursuant to our: (i) Term Loan A and A2 facilities ($54 million); (ii) revolving credit facility ($134 million); (iii) accounts receivable securitization facility ($39 million), and; (iv) various other debt facilities ($7 million);

•	generated $1 million of proceeds from new borrowings pursuant to our short-term, on-demand credit facility;

•	spent $51 million to pay profit distributions related to noncontrolling interests in majority owned businesses;

•	spent $22 million to repurchase shares of our Class B Common Stock in connection with income tax withholding obligations related to employee stock-based compensation programs;

•	spent $15 million to pay quarterly cash dividends of $.05 per share, and;

•	generated $4 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

During the first nine months of 2012, we used $264 million of net cash in financing activities as follows:

•	spent $1.13 billion on net repayments of debt due primarily to repayments pursuant to our: (i) Term Loan A ($36 million); (ii) Term Loan B ($713 million); (iii) revolving credit ($196 million); (iv) accounts receivable securitization ($180 million), and; (v) other debt facilities ($3 million);

•	generated $906 million of proceeds from: (i) $900 million of borrowings pursuant to our new Term Loan A2 facility, as discussed below, and; (ii) $6 million of borrowings pursuant to a short-term, on-demand facility;

•	spent $14 million to pay profit distributions related to noncontrolling interests in majority owned businesses;

•	spent $10 million to repurchase shares of our Class B Common Stock;

•	spent $15 million to pay quarterly cash dividends of $.05 per share;

•	spent $8 million in financing costs in connection with the amendment to our credit facility (which includes our existing revolving credit agreement, Term Loan A and Term Loan B facilities and our new Term Loan A2 facility) which was completed during in March, 2012, and;

•	generated $4 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

Expected Capital Expenditures During the Remainder of 2013:

During the remaining three months of 2013, we expect to spend approximately $75 million to $100 million on capital expenditures. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

On May 16, 2013, we entered into a third amendment (the “Third Amendment”) to the credit agreement, dated as of November 15, 2010 (as amended from time to time, the “Credit Agreement”), which became effective that day, among UHS, the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other agents party thereto. The Third Amendment provides for a reduction in the interest rates payable in connection with certain borrowings under the Credit Agreement. Upon the effectiveness of the Third Amendment, UHS replaced its existing $745.9 million senior secured Tranche B term loan with a new senior secured Tranche B-1 term loan in the same amount on substantially the same terms as the Tranche B term loan, other than lower interest rates. Borrowings under the Tranche B-1 term loan bear interest at a rate per annum equal to, at our election, one, two, three or six month LIBOR, plus an applicable margin of 2.25% or ABR plus an applicable margin of 1.25%. The minimum ABR and LIBOR rates for the Tranche B term loan of 2.0% and 1.0%, respectively, were eliminated.

In September, 2012, we entered into a second amendment (“Second Amendment”) to our Credit Agreement which provided for: (i) a new $900 million Term Loan-A (“Term Loan A2”) at the same interest rates as our existing Term Loan A and a final maturity date of August 15, 2016; (ii) the extension of the maturity date on a substantial portion of our $800 million revolving credit facility commitment with $777 million of the commitment extended to mature on August 15, 2016 and the remaining $23 million commitment scheduled to mature on November 15, 2015 (there were no borrowings outstanding pursuant to our revolving credit facility as of September 30, 2013), and; (iii) the extension of the maturity date on a substantial portion of our Term Loan-A borrowings which, based upon the outstanding Term Loan-A borrowings as of September 30, 2013, $907 million is scheduled to mature on August 15, 2016 and the remaining $44 million is scheduled to mature on November 15, 2015. The Second Amendment also provides for increased flexibility for refinancing and certain other modifications but substantially all other terms of the Credit Agreement remain unchanged.

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

As of September 30, 2013, we had no borrowings outstanding pursuant to the terms of our $800 million revolving credit facility and we had $764 million of available borrowing capacity, net of $15 million of outstanding borrowings pursuant to a short-term, on-demand credit facility and $21 million of outstanding letters of credit. The outstanding borrowings under the short-term, on-demand credit facility as of September 30, 2013 are classified as current maturities of long-term on our Consolidated Balance Sheet as of that date.

During the first nine months of 2013, we made scheduled principal payments of $54 million on the Term Loan-A and Term Loan A2 facilities. Quarterly installment payments (“Installment Payments”) are due on the Term Loan-A and Term Loan-A2 facilities which, during 2013 and 2014, approximate $18 million during the remaining three months of 2013 and $72 million in 2014. No Installment Payments are due on the Term Loan-B facility. The Installment Payments due on the Term Loan-A and Term Loan-A2 facilities during the remainder of 2013 and the first nine months of 2014 are classified as current maturities of long-term debt on our Consolidated Balance Sheet as of September 30, 2013.

On October 25, 2013 our $275 million accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks was amended to extend the maturity date to October 25, 2016 and reduce the interest rate spread and commitment fee. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At September 30, 2013, we had $210 million of outstanding borrowings and $65 million of additional capacity pursuant to the terms of our accounts receivable securitization program.

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

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates and dividends; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of September 30, 2013.

As of September 30, 2013, the carrying value of our debt was $3.50 billion and the fair-value of our debt was $3.56 billion. The fair value of our debt was computed based upon quotes received from financial institutions and we consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was 53% at September 30, 2013 and 58% at December 31, 2012.

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

Off-Balance Sheet Arrangements

During the three months ended September 30, 2013, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

As of September 30, 2013 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $88 million consisting of: (i) $70 million related to our self-insurance programs, and; (ii) $18 million of other debt and public utility guarantees.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended September 30, 2013. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures

As of September 30, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to litigation, as outlined below.

Office of Inspector General (“OIG”) and Other Government Investigations

In September, 2010, we, along with many other companies in the healthcare industry, received a letter from the United States Department of Justice (“DOJ”) advising of a False Claim Act investigation being conducted in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) from 2003 to the present at several of our acute care facilities. The DOJ alleges that ICDs were implanted and billed by our facilities in contravention of a National Coverage Determination regarding these devices. We have established a reserve in connection with this matter which did not have a material impact on our consolidated financial statements.

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

In February, 2013, the OIG served a subpoena requesting various documents from January 2008 to the present directed at Universal Health Services, Inc. (“UHS”) concerning it and UHS of Delaware, Inc., and several UHS owned facilities including: Keys of Carolina, Old Vineyard Behavioral Health, The Meadows Psychiatric Center, Streamwood Behavioral Health, Hartgrove Hospital, Rock River Academy and Residential Treatment Center, Roxbury Treatment Center, Harbor Point Behavioral Health Center, f/k/a, The Pines Residential Treatment Center, including the Crawford, Brighton and Kempsville campuses, Wekiva Springs Center and River Point Behavioral Health. Prior to receiving this subpoena: (i) the Keys of Carolina and Old Vineyard received notification during the second half of 2012 from the United States Department of Justice of its intent to proceed with an investigation following requests for documents from January, 2007 to the present from the North Carolina state Attorney General’s Office; (ii) Harbor Point Behavioral Health Center received a subpoena in December, 2012 from the Attorney General of the Commonwealth of Virginia requesting various documents from July 2006 to the present, and; (iii) The Meadows Psychiatric Center received a subpoena from the OIG in February, 2013 requesting certain documents from 2008 to the present. Unrelated to these matters, the Keys of Carolina was closed and the real property was sold in January, 2013. In April 2013, the OIG served facility specific subpoenas on Wekiva Springs Center and River Point Behavioral Health requesting various documents from January 2005 to the present. In June, 2013, the OIG served a subpoena on Coastal Harbor Health System in Savannah, Georgia requesting documents from January, 2009 to the present. In July 2013, another subpoena was issued to Wekiva Springs Center and River Point Behavioral Health requesting additional records. We have recently been advised by the DOJ’s Criminal Frauds Section that they have received a referral from the DOJ Civil Division and have opened an investigation of River Point Behavioral Health and Wekiva Springs Center. At present, we are uncertain as to the focus, scope or extent of the investigations, liability of the facilities and/or potential financial exposure, if any, in connection with these matters.

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

Virginia Department of Medical Assistance Services Recoupment Claims:

The Virginia Department of Medical Assistance Services (“DMAS”) has conducted audits at seven former PSI Residential Treatment Centers operated in the Commonwealth of Virginia to confirm compliance with provider rules under the state’s Medicaid Provider Services Manual (“Manual”). As a result of those audits, DMAS claims the facilities failed to comply with the requirements of the Manual and has requested repayment of Medicaid payments to those facilities. PSI had previously filed appeals to repayment demands at each facility which are currently pending. We have reached a preliminary settlement of this matter which requires finalization of a definitive agreement and approval of Virginia state officials. The aggregate refund of Medicaid payments made to those facilities, as requested by DMAS, and the settlement amount is not material to our consolidated financial position or results of operations.

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

In various prior years, our Board of Directors has approved stock repurchase programs authorizing us to purchase shares of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. There is no expiration date for our stock repurchase programs. The most recent approval occurred during 2007 at which time our Board of Directors authorized the purchase of up to 10 million shares, a portion of which (as reflected below) remains available for purchase as of September 30, 2013. The following schedule provides information related to our stock repurchase programs for the three months ended September 30, 2013. All of the shares repurchased during the third quarter of 2013 related to income tax withholding obligations resulting from the exercise of stock options and the vesting of restricted stock grants. No shares were repurchased pursuant to our publicly announced stock repurchase program.

	Additional Shares Authorized For Repurchase	Total number of shares purchased	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program
July, 2013	—	4,932	N/A	0	N/A	N/A	767,702
August, 2013	—	3,595	N/A	0	N/A	N/A	767,702
September, 2013	—	3,312	N/A	0	N/A	N/A	767,702

Total July through September	—	11,839	N/A	0	N/A	N/A

Dividends

During the quarter ended September 30, 2013, we declared and paid dividends of $.05 per share.

Item 6.	Exhibits

(a) Exhibits:

11	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc. (Registrant)

Date: November 7, 2013	/s/ ALAN B. MILLER
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