Form 10-K
period 2013-12-31
UNIVERSAL HEALTH SERVICES INC
filed 2014-02-27
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates at June 30, 2013 was $6.0 billion. (For the purpose of this calculation, it was assumed that Class A, Class C, and Class D Common Stock, which are not traded but are convertible share-for-share into Class B Common Stock, have the same market value as Class B Common Stock. Also, for purposes of this calculation only, all directors are deemed to be affiliates.)

The number of shares of the registrant’s Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, and Class D Common Stock, $.01 par value, outstanding as of January 31, 2014, were 6,595,708; 91,321,038; 664,000 and 29,983, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for our 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013 (incorporated by reference under Part III).

UNIVERSAL HEALTH SERVICES, INC.

2013 FORM 10-K ANNUAL REPORT

Exhibit Index

This Annual Report on Form 10-K is for the year ended December 31, 2013. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Annual Report.

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

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of February 27, 2014, we owned and/or operated 24 acute care hospitals and 193 behavioral health centers located in 37 states, Washington, D.C., Puerto Rico and the U.S. Virgin Islands. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 5 surgical hospitals and surgery and radiation oncology centers located in 4 states.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 49% of our consolidated net revenues in 2013, 50% in 2012 and 51% in 2011. Net revenues from our behavioral health care facilities accounted for 50% of our consolidated net revenues during each of 2013 and 2012 and 49% during 2011.

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

In accordance with Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, we submitted our CEO’s certification to the New York Stock Exchange in 2013. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report on Form 10-K, are our CEO’s and CFO’s certifications regarding the quality of our public disclosures under Section 302 of the Sarbanes-Oxley Act of 2002.

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

2013 Acquisition and Divestiture Activity:

Acquisitions of Assets and Businesses:

During 2013, we spent $13 million for the purchase of real property located in Pennsylvania, Nevada and Arizona.

Divestitures:

During 2013, we received $37 million in connection with the divestiture of Peak Behavioral Health Services and certain other assets and real property including three previously closed behavioral health care facilities. We agreed to sell Peak Behavioral Health Services as part of our agreement with the Federal Trade Commission in connection with our acquisition of Ascend Health Corporation in October of 2012. The aggregate pre-tax gain on these divestitures did not have a material impact on our consolidated results of operations during 2013.

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

	2013	2012	2011	2010	2009
Average Licensed Beds:
Acute Care Hospitals (1)	5,652	5,682	5,726	5,689	5,484
Behavioral Health Centers	19,975	19,362	19,280	9,427	7,921
Average Available Beds (2):
Acute Care Hospitals (1)	5,429	5,457	5,424	5,383	5,128
Behavioral Health Centers	19,876	19,282	19,262	9,409	7,901
Admissions:
Acute Care Hospitals (1)	246,160	251,099	258,754	264,470	265,244
Behavioral Health Centers	402,088	374,865	352,208	166,434	136,639
Average Length of Stay (Days):
Acute Care Hospitals (1)	4.5	4.5	4.4	4.4	4.4
Behavioral Health Centers	13.3	14.0	14.6	15.1	15.4
Patient Days (3):
Acute Care Hospitals (1)	1,112,541	1,122,557	1,151,183	1,155,984	1,166,704
Behavioral Health Centers	5,365,734	5,245,499	5,157,454	2,507,046	2,105,625
Occupancy Rate-Licensed Beds (4):
Acute Care Hospitals (1)	54%	54%	55%	56%	58%
Behavioral Health Centers	74%	74%	73%	73%	73%
Occupancy Rate-Available Beds (4):
Acute Care Hospitals (1)	56%	56%	58%	59%	62%
Behavioral Health Centers	74%	75%	73%	73%	73%

(1)	The statistical information for Auburn Regional Medical Center located in Washington (divested during the fourth quarter of 2012) is included in the above information through its respective divestiture date.
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

Audits: Most hospitals are subject to federal audits to validate the accuracy of Medicare and Medicaid program submitted claims. If these audits identify overpayments, we could be required to pay a substantial rebate of prior years’ payments subject to various administrative appeal rights. The federal government contracts with third-party “recovery audit contractors” (“RACs”) and “Medicaid integrity contractors” (“MICs”), on a contingent fee basis, to audit the propriety of payments to Medicare and Medicaid providers. The Recovery Audit Prepayment Review demonstration program will enable RACs to review claims before they are paid to ensure that the provider complied with all Medicare payment rules. Currently, the demonstration program is targeting states with high populations of fraud- and error-prone providers. Similarly, Medicare zone program integrity contractors (“ZPICs”) target claims for potential fraud and abuse. Additionally, Medicare administrative contractors (“MACs”) must ensure they pay the right amount for covered and correctly coded services rendered to eligible beneficiaries by legitimate providers. The Centers for Medicare and Medicaid Services (“CMS”) recently announced its intent to consolidate many of these Medicare and Medicaid program integrity functions into new unified program integrity contractors (“UPICs”), though it remains unclear what effect, if any, this proposed consolidation may have. We have undergone claims audits related to our receipt of federal healthcare payments during the last three years, the results of which have not required material adjustments to our consolidated results of operations. However, potential liability from future federal or state audits could ultimately exceed established reserves, and any excess could potentially be substantial. Further, Medicare and Medicaid regulations also provide for withholding Medicare and Medicaid overpayments in certain circumstances, which could adversely affect our cash flow.

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

Medical Staff and Employees

Our facilities had approximately 66,100 employees on December 31, 2013, of whom approximately 47,000 were employed full-time. Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. In a number of our markets, physicians may have admitting privileges at other hospitals in addition to ours. Within our acute care division, approximately 140 physicians are employed by physician practice management subsidiaries of ours either directly or through contracts with affiliated group practices structured as 501A corporations. Members of the medical staffs of our hospitals also serve on the medical staffs of hospitals not owned by us and may terminate their affiliation with our hospitals at any time. In addition, within our behavioral health division, approximately 380 psychiatrists are employed by subsidiaries of ours either directly or through contracts with affiliated group practices structured as 501A corporations. Each of our hospitals is managed on a day-to-day basis by a managing director employed by a subsidiary of ours. In addition, a Board of Governors, including members of the hospital’s medical staff, governs the medical, professional and ethical practices at each hospital. We believe that our relations with our employees are satisfactory.

Approximately 1,600 of our employees at five of our hospitals are unionized. At Valley Hospital Medical Center, unionized employees belong to the Culinary Workers and Bartenders Union, the International Union of Operating Engineers and the Service Employees International Union (“SEIU”). Nurses and technicians at Desert Springs Hospital are represented by the SEIU and International Union of Operating Engineers. At The George Washington University Hospital, unionized employees are represented by the SEIU or the Hospital Police Association. Registered Nurses, Licensed Practical Nurses, certain technicians and therapists, pharmacy assistants, and some clerical employees at HRI Hospital in Boston are represented by the SEIU. At Brooke Glen Behavioral Hospital, unionized employees are represented by the Teamsters and the Northwestern Nurses Association/Pennsylvania Association of Staff Nurses and Allied Professionals. A union representation election was held at Corona Regional Medical Center (“Corona”) in January of 2013 for the nursing staff. A majority of those who cast ballots voted to be represented by the United Nurses Associations of California/Union of Health Care Professionals (UNAC/UHCP). Corona timely filed objections to the election and an appeal. The results have not yet been certified. The National Labor Relations Board is currently reviewing the appeal.

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

Relationship with Universal Health Realty Income Trust:

At December 31, 2013, we held approximately 6.1% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $2.4 million during 2013, $2.1 million during 2012 and $2.0 million during 2011.

Our pre-tax share of income from the Trust was $842,000 during 2013, $1.2 million during 2012 and $4.6 million during 2011, and is included in net revenues in the accompanying consolidated statements of income for each year. Included in our share of the Trust’s income for 2012 and 2011 was approximately $500,000 in 2012 and $3.7 million in 2011 related to our share of the net favorable impact realized by the Trust in connection with: (i) gains on the sale of medical office buildings (in 2012 and 2011), and; (ii) gain on fair value recognition resulting from the Trust’s purchase of minority ownership interests in majority owned limited liability companies partially offset by a provision for asset impairment (in 2011).

The carrying value of our investment in the Trust was $8.1 million and $9.3 million at December 31, 2013 and 2012, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $31.5 million at December 31, 2013 and $39.9 million at December 31, 2012, based on the closing price of the Trust’s stock on the respective dates.

Total rent expense under the operating leases on the four hospital facilities with the Trust (as discussed below) was $16.4 million during 2013 and $16.3 million during each of 2012 and 2011. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds either 100% of the ownership interest or various noncontrolling, majority ownership interests.

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

The table below details the remaining renewal options and terms for each of our four hospital facilities leased from the Trust:

Hospital Name	Type of Facility	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	Acute Care	$5,485,000	December, 2016	15	(a)
Wellington Regional Medical Center	Acute Care	$3,030,000	December, 2016	15	(b)
Southwest Healthcare System, Inland Valley Campus	Acute Care	$2,648,000	December, 2016	15	(b)
The Bridgeway	Behavioral Health	$930,000	December, 2014	10	(c)

(a)	We have three 5-year renewal options at existing lease rates (through 2031).
(b)	We have one 5-year renewal options at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).
(c)	We have two 5-year renewal options at fair market value lease rates (2015 through 2024).

Executive Officers of the Registrant

The executive officers, whose terms will expire at such time as their successors are elected, are as follows:

Name and Age	Present Position with the Company
Alan B. Miller (76)	Chairman of the Board and Chief Executive Officer

Marc D. Miller (43)	President and Director

Steve G. Filton (56)	Senior Vice President, Chief Financial Officer and Secretary

Debra K. Osteen (58)	Senior Vice President, President of Behavioral Health Care Division

Marvin G. Pember (60)	Senior Vice President, President of Acute Care Division

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

Nevada: We own 6 acute care hospitals and 4 behavioral healthcare facilities as listed in Item 2. Properties (we owned two additional behavioral health facilities which were acquired by us from PSI in November, 2010 before the facilities were divested during the third and fourth quarters of 2011 pursuant to our agreement with the Federal Trade Commission, as discussed herein). On a combined basis, these facilities contributed 16% during each of 2013 and 2012 and 17% in 2011 of our consolidated net revenues. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 6% in 2013, 8% in 2012, and 11% in 2011 of our income from operations after net income attributable to noncontrolling interest.

Texas: We own 7 acute care hospitals and 22 behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 18% of our consolidated net revenues during each of 2013, 2012 and 2011. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 15% in 2013, 12% in 2012, and 14% in 2011 of our income from operations after net income attributable to noncontrolling interest.

California: We own 5 acute care hospitals and 6 behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 9% in 2013 and 10% of our consolidated net revenues during each of 2012 and 2011. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 4% in 2013, 6% in 2012, and 5% in 2011 of our income from operations after net income attributable to noncontrolling interest.

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

We receive Medicaid revenues in excess of $90 million annually from each of Texas, Pennsylvania, Washington, D.C., Illinois, Virginia and Massachusetts, making us particularly sensitive to reductions in

Medicaid and other state based revenue programs (which have been implemented in various forms with respect to our areas of operation in the respective 2013 state fiscal years) as well as regulatory, economic, environmental and competitive changes in those states. Based upon the state budgets for the 2013 fiscal year (which generally began at various times during the second half of 2012), we estimate that, on a blended basis, our aggregate Medicaid rates were reduced by approximately 1% (or approximately $15 million annually) from the average rates in effect during the states’ 2012 fiscal years (which generally ended during the third quarter of 2012). Based upon the state budgets for the 2014 fiscal year (which will generally began at various times during the second half of 2013), we estimate that, on a blended basis, our aggregate Medicaid rates will remain relatively unchanged from the 2013 fiscal year rates.

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

Our patient revenues and payor mix during the last few years were adversely affected by economic conditions, particularly in certain markets, such as Nevada, Texas and California, where a significant portion of our revenues are concentrated and unemployment rates remain high. In our acute care business, we experienced net revenue pressures caused primarily by declining commercial payor utilization and an increase in the number of uninsured and underinsured patients treated at our facilities. We can provide no assurance that these trends will not continue. During 2013, our revenues and payor mix within our acute care operations have been volatile making it difficult to predict the results for 2014 or thereafter.

In addition, we recorded approximately $2.37 billion of aggregate goodwill as a result of our acquisition of PSI in November, 2010 and Ascend in October, 2012, and, as of December 31, 2013, we had approximately $3.05 billion of goodwill recorded on our consolidated balance sheet. Should the revenues and financial results of our acute care and/or behavioral health care facilities be materially, unfavorably impacted due to, among other things, a worsening of the economic and employment conditions in the United States that could negatively impact our patient volumes and reimbursement rates, a continued rise in the unemployment rate and continued increases in the number of uninsured patients treated at our facilities, we may incur future charges to recognize impairment in the carrying value of our goodwill and other intangible assets, which could have a material adverse effect on our financial results.

Reductions or changes in Medicare funding could have a material adverse effect on our future results of operations.

On January 3, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the “2012 Act”). The 2012 Act postponed for two months sequestration cuts mandated under the Budget Control Act of

2011. The postponed sequestration cuts include a 2% annual reduction over ten years in Medicare spending to providers. Medicaid is exempt from sequestration. The 2012 Act provides a one-year fix to statutory reductions in physician reimbursement and extends other Medicare provisions. In order to offset the cost of these extensions, the 2012 Act reduces payments to other providers totaling almost $26 billion over ten years. Approximately half of those funds will come from reductions in Medicare reimbursement to hospitals. Although the Bipartisan Budget Act of 2013 has reduced certain sequestration-related budgetary cuts, spending reductions related to the Medicare program remain in place. On December 26, 2013, President Obama signed into law H.J. Res. 59, the Bipartisan Budget Act of 2013, which includes the Pathway for SGR Reform Act of 2013 (“the Act”). In addition, on February 15, 2014, Public Law 113-082 was enacted. The Act and subsequent federal legislation achieves new savings by extending sequestration for mandatory programs – including Medicare – for another three years, through 2024. Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Sources of Revenue-Medicare, for additional disclosure.

The 2012 Act includes a document and coding (“DCI”) adjustment and a reduction in Medicaid disproportionate share hospital (“DSH”) payments. Expected to save $10.5 billion over 10 years, the DCI adjustment decreases projected Medicare hospital payments for inpatient and overnight care through a downward adjustment in annual base payment increases. These reductions are meant to recoup what Medicare authorities consider to be “overpayments” to hospitals that occurred as a result of the transition to Medicare Severity Diagnosis Related Groups. The reduction in Medicaid DSH payments is expected to save $4.2 billion over 10 years. This provision extends the changes regarding DSH payments established by the Legislation and determines future allotments off of the rebased level.

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

Although it is expected that as a result of the Legislation there may be a reduction in uninsured patients, which should reduce our expense from uncollectible accounts receivable, the Legislation makes a number of other changes to Medicare and Medicaid which we believe may have an adverse impact on us. It has been projected that the Legislation will result in a net reduction in Medicare and Medicaid payments to hospitals totaling $155 billion over 10 years. The Legislation revises reimbursement under the Medicare and Medicaid programs to emphasize the efficient delivery of high quality care and contains a number of incentives and penalties under these programs to achieve these goals. The Legislation provides for decreases in the annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the market basket update beginning October 1, 2011 for Medicare Part B reimbursable items and services and beginning October 1, 2012 for Medicare inpatient hospital services. The Legislation and subsequent revisions provide for reductions to both Medicare DSH and Medicaid DSH payments. The Medicare DSH reductions began in October, 2013 with no material adverse impact to the reimbursements we receive expected until 2015 while Medicaid DSH reimbursements would not be adversely impacted until 2016. The Legislation implements a value-based purchasing program, which will reward the delivery of efficient care. Conversely, certain facilities will receive reduced reimbursement for failing to meet quality parameters; such hospitals will include those with excessive readmission or hospital-acquired condition rates.

A 2012 U.S. Supreme Court ruling limited the federal government’s ability to expand health insurance coverage by holding unconstitutional sections of the Legislation that sought to withdraw federal funding for state noncompliance with certain Medicaid coverage requirements. Pursuant to that decision, the federal government may not penalize states that choose not to participate in the Medicaid expansion program by reducing their existing Medicaid funding. Therefore, states can choose to accept or not to participate without risking the loss of federal Medicaid funding. As a result, many states, including Texas, have not expanded their Medicaid programs without the threat of loss of federal funding.

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

The Legislation also contained provisions aimed at reducing fraud and abuse in healthcare. The Legislation amends several existing laws, including the federal Anti-Kickback Statute and the False Claims Act, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers. While Congress had previously revised the intent requirement of the Anti-Kickback Statute to provide that a person is not required to “have actual knowledge or specific intent to commit a violation of” the Anti-Kickback Statute in order to be found in violation of such law, the Legislation also provides that any claims for items or services that violate the Anti-Kickback Statute are also considered false claims for purposes of the federal civil False Claims Act. The Legislation provides that a healthcare provider that retains an overpayment in excess of 60 days is subject to the federal civil False Claims Act, although final regulations implementing this statutory requirement remain pending. The Legislation also expands the Recovery Audit Contractor program to Medicaid. These amendments also make it easier for severe fines and penalties to be imposed on healthcare providers that violate applicable laws and regulations.

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

Collection of receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill that is the patient’s responsibility, which primarily includes co-payments and deductibles. However, we also have substantial receivables due to us as of December 31, 2013 (a significant portion of which is past due) from certain state-based funding programs, most particularly Illinois and Texas as discussed herein. We estimate our provisions for doubtful accounts based on general factors such as payor mix, the agings of the receivables, historical collection experience and assessment of probability of future collections. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions that might ultimately affect the collectability of the patient accounts and make adjustments to our allowances as warranted. Significant changes in business office operations, payor mix, economic conditions or trends in federal and state governmental health coverage could affect our collection of accounts receivable, cash flow and results of operations. If we experience unexpected increases in the growth of uninsured and underinsured patients or in bad debt expenses, our results of operations will be harmed.

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

Among these laws are the federal False Claims Act, the Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), the federal anti-kickback statute and the provision of the Social Security Act commonly known as the “Stark Law.” These laws, and particularly the anti-kickback statute and the Stark Law, impact the relationships that we may have with physicians and other referral sources. We have a variety of financial relationships with physicians who refer patients to our facilities, including employment contracts, leases and professional service agreements. We also provide financial incentives, including minimum revenue guarantees, to recruit physicians into communities served by our hospitals. The Office of the Inspector General of the Department of Health and Human Services, or OIG, has enacted safe harbor regulations that outline practices that are deemed protected from prosecution under the anti-kickback statute. A number of our current arrangements, including financial relationships with physicians and other referral sources, may not qualify for safe harbor protection under the anti-kickback statute. Failure to meet a safe harbor does not mean that the arrangement necessarily violates the anti-kickback statute, but may subject the arrangement to greater scrutiny. We cannot assure that practices that are outside of a safe harbor will not be found to violate the anti-kickback statute. CMS recently published a Medicare self-referral disclosure protocol, which is intended to allow providers to self-disclose actual or potential violations of the Stark law. Because there are only a few judicial decisions interpreting the Stark law, there can be no assurance that our hospitals will not be found in violation of the Stark Law or that self-disclosure of a potential violation would result in reduced penalties.

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

We are subject to medical malpractice lawsuits, product liability lawsuits, class action lawsuits and other legal actions in the ordinary course of business. Some of these actions may involve large claims, as well as significant defense costs. We cannot predict the outcome of these lawsuits or the effect that findings in such lawsuits may have on us. In an effort to resolve one or more of these matters, we may choose to negotiate a settlement. Amounts we pay to settle any of these matters may be material. All professional and general liability insurance we purchase is subject to policy limitations. We believe that, based on our past experience and actuarial estimates, our insurance coverage is adequate considering the claims arising from the operations of our hospitals. While we continuously monitor our coverage, our ultimate liability for professional and general liability claims could change materially from our current estimates. If such policy limitations should be partially or fully exhausted in the future, or payments of claims exceed our estimates or are not covered by our insurance, it could have a material adverse effect on our operations.

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

The economies in the non-urban communities in which our hospitals operate are often dependent on a small number of large employers. Those employers often provide income and health insurance for a disproportionately large number of community residents who may depend on our hospitals and other health care facilities for their care. The failure of one or more large employer or the closure or substantial reduction in the number of individuals employed at facilities located in or near the communities where our hospitals operate, could cause affected employees to move elsewhere to seek employment or lose insurance coverage that was otherwise available to them. The occurrence of these events could adversely affect our revenue and results of operations, thereby harming our business.

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

Our revenues and volume trends may be adversely affected by certain factors over which we have no control.

Our revenues and volume trends are dependent on many factors, including physicians’ clinical decisions and availability, payor programs shifting to a more outpatient-based environment, whether or not certain services are offered, seasonal and severe weather conditions, including the effects of extreme low temperatures, hurricanes and tornados, earthquakes, current local economic and demographic changes. In addition, technological developments and pharmaceutical improvements may reduce the demand for healthcare services or the profitability of the services we offer.

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

At December 31, 2013, 25.7 million shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock. To the extent that these shares were converted into or exercised for shares of Class B Common Stock, the number of shares of Class B Common Stock available for trading in the public market place would increase substantially and the current holders of Class B Common Stock would own a smaller percentage of that class.

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

As of March 21, 2013, the shares of Class A and Class C Common Stock constituted 6.9% of the aggregate outstanding shares of our Common Stock, had the right to elect five members of the Board of Directors and constituted 86.2% of our general voting power. As of March 21, 2013, the shares of Class B and Class D Common Stock (excluding shares issuable upon exercise of options) constituted 93.1% of the outstanding shares of our Common Stock, had the right to elect two members of the Board of Directors and constituted 13.8% of our general voting power.

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

Executive and Administrative Offices

We own office buildings in King of Prussia and Wayne, Pennsylvania, Brentwood, Tennessee and Denton, Texas.

Facilities

The following tables set forth the name, location, type of facility and, for acute care hospitals and behavioral health care facilities, the number of licensed beds:

Acute Care Hospitals

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Aiken Regional Medical Centers	Aiken, South Carolina	183	Owned
Aurora Pavilion	Aiken, South Carolina	62	Owned
Centennial Hills Hospital Medical Center (1)	Las Vegas, Nevada	177	Owned
Corona Regional Medical Center	Corona, California	238	Owned
Desert Springs Hospital (1)	Las Vegas, Nevada	293	Owned
Doctors’ Hospital of Laredo (9)	Laredo, Texas	183	Owned
Fort Duncan Regional Medical Center	Eagle Pass, Texas	101	Owned
The George Washington University Hospital (2)	Washington, D.C.	371	Owned
Lakewood Ranch Medical Center	Bradenton, Florida	120	Owned
Manatee Memorial Hospital	Bradenton, Florida	319	Owned
Northern Nevada Medical Center	Sparks, Nevada	108	Owned
Northwest Texas Healthcare System	Amarillo, Texas	385	Owned
The Pavilion at Northwest Texas Healthcare System	Amarillo, Texas	90	Owned
Palmdale Regional Medical Center	Palmdale, California	157	Owned
South Texas Health System (4)
Edinburg Regional Medical Center/Children’s Hospital	Edinburg, Texas	213	Owned
McAllen Medical Center (3)	McAllen, Texas	441	Leased
McAllen Heart Hospital	McAllen, Texas	60	Owned
South Texas Behavioral Health Center	McAllen, Texas	134	Owned
Southwest Healthcare System
Inland Valley Campus (3)	Wildomar, California	132	Leased
Rancho Springs Campus	Murrieta, California	120	Owned
Spring Valley Hospital Medical Center (1)	Las Vegas, Nevada	237	Owned
St. Mary’s Regional Medical Center	Enid, Oklahoma	245	Owned
Summerlin Hospital Medical Center (1)	Las Vegas, Nevada	454	Owned
Temecula Valley Hospital	Temecula, California	140	Owned
Texoma Medical Center	Denison, Texas	228	Owned
TMC Behavioral Health Center	Denison, Texas	60	Owned
Valley Hospital Medical Center (1)	Las Vegas, Nevada	320	Owned
Wellington Regional Medical Center (3)	West Palm Beach, Florida	233	Leased

Behavioral Health Care Facilities

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Alabama Clinical Schools	Birmingham, Alabama	80	Owned
Alhambra Hospital	Rosemead, California	103	Owned
Alliance Health Center	Meridian, Mississippi	214	Owned
Anchor Hospital	Atlanta, Georgia	127	Owned

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Arbour Counseling Services	Rockland, Massachusetts	—	Owned
The Arbour Hospital	Boston, Massachusetts	136	Owned
Arbour Senior Care	Rockland, Massachusetts	—	Owned
Arbour-Fuller Hospital	South Attleboro, Massachusetts	103	Owned
Arbour-HRI Hospital	Brookline, Massachusetts	68	Owned
Arrowhead Behavioral Health	Maumee, Ohio	52	Owned
Atlantic Shores Hospital	Fort Lauderdale, Florida	72	Owned
Austin Lakes Hospital	Austin, Texas	54	Leased
Austin Oaks Hospitals	Austin, Texas	80	Owned
Behavioral Educational Services	Riverdale, Florida	—	Leased
Behavioral Hospital of Bellaire	Houston, Texas	120	Leased
Belmont Pines Hospital	Youngstown, Ohio	102	Owned
Benchmark Behavioral Health System	Woods Cross, Utah	84	Owned
Bloomington Meadows Hospital	Bloomington, Indiana	78	Owned
Boulder Creek Academy	Bonners Ferry, Idaho	100	Owned
Brentwood Behavioral Health of Mississippi	Flowood, Mississippi	105	Owned
Brentwood Hospital	Shreveport, Louisiana	200	Owned
The Bridgeway (3)	North Little Rock, Arkansas	103	Leased
Brook Hospital—Dupont	Louisville, Kentucky	88	Owned
Brook Hospital—KMI	Louisville, Kentucky	110	Owned
Brooke Glen Behavioral Hospital	Fort Washington, Pennsylvania	146	Owned
Brynn Marr Hospital	Jacksonville, North Carolina	100	Owned
Calvary Addiction Recovery Center	Phoenix, Arizona	50	Owned
Canyon Ridge Hospital	Chino, California	106	Owned
The Carolina Center for Behavioral Health	Greer, South Carolina	125	Owned
Cedar Grove Residential Treatment Center	Murfreesboro, Tennessee	36	Owned
Cedar Hills Hospital (10)	Beaverton, Oregon	78	Owned
Cedar Ridge	Oklahoma City, Oklahoma	60	Owned
Cedar Ridge Residential Treatment Center	Oklahoma City, Oklahoma	56	Owned
Cedar Springs Behavioral Health	Colorado Springs, Colorado	110	Owned
Centennial Peaks	Louisville, Colorado	72	Owned
Center for Change	Orem, Utah	58	Owned
Central Florida Behavioral Hospital	Orlando, Florida	126	Owned
Chicago Children’s Center for Behavioral Health	Chicago, Illinois	40	Leased
Clarion Psychiatric Center	Clarion, Pennsylvania	74	Owned
Coastal Behavioral Health	Savannah, Georgia	50	Owned
Coastal Harbor Treatment Center	Savannah, Georgia	145	Owned
Columbus Behavioral Center for Children and Adolescents	Columbus, Indiana	56	Owned
Community Cornerstones	Rio Piedras, Puerto Rico	—	Leased
Compass Intervention Center	Memphis, Tennessee	108	Owned
Copper Hills Youth Center	West Jordan, Utah	197	Owned
Cottonwood Treatment Center	S. Salt Lake City, Utah	86	Leased
Crescent Pines	Stockbridge, Georgia	50	Owned
Cumberland Hall	Hopkinsville, Kentucky	97	Owned
Cumberland Hospital	New Kent, Virginia	130	Owned
Cypress Creek Hospital	Houston, Texas	96	Owned
Del Amo Hospital	Torrance, California	166	Owned
Diamond Grove Center	Louisville, Mississippi	55	Owned

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Dover Behavioral Health	Dover, Delaware	73	Owned
Emerald Coast Behavioral Hospital	Panama City, Florida	90	Owned
Fairmount Behavioral Health System	Philadelphia, Pennsylvania	239	Owned
Fairfax Hospital	Kirkland, Washington	157	Owned
First Home Care (VA)	Portsmouth, Virginia	—	Leased
First Hospital Panamericano—Cidra	Cidra, Puerto Rico	165	Owned
First Hospital Panamericano—San Juan	San Juan, Puerto Rico	45	Owned
First Hospital Panamericano—Ponce	Ponce, Puerto Rico	30	Owned
Forest View Hospital	Grand Rapids, Michigan	82	Owned
Fort Lauderdale Hospital	Fort Lauderdale, Florida	100	Leased
Foundations Behavioral Health	Doylestown, Pennsylvania	118	Leased
Foundations for Living	Mansfield, Ohio	84	Owned
Fox Run Hospital	St. Clairsville, Ohio	100	Owned
Fremont Hospital	Fremont, California	96	Owned
Friends Hospital	Philadelphia, Pennsylvania	219	Owned
Garfield Park Hospital	Chicago, Illinois	88	Owned
Glen Oaks Hospital	Greenville, Texas	54	Owned
Good Samaritan Counseling Center	Anchorage, Alaska	—	Owned
Gulf Coast Youth Services	Fort Walton Beach, Florida	24	Owned
Hampton Behavioral Health Center	Westhampton, New Jersey	110	Owned
Harbour Point (Pines)	Portsmouth, Virginia	186	Owned
Hartgrove Hospital	Chicago, Illinois	150	Owned
Havenwyck Hospital	Auburn Hills, Michigan	251	Owned
Heartland Behavioral Health Services	Nevada, Missouri	155	Owned
Hermitage Hall	Nashville, Tennessee	112	Owned
Heritage Oaks Hospital	Sacramento, California	125	Owned
Hickory Trail Hospital	DeSoto, Texas	86	Owned
Highlands Behavioral Health System	Highlands Ranch, Colorado	86	Owned
High Point Treatment Center	Cooper City, Florida	60	Owned
Hill Crest Behavioral Health Services	Birmingham, Alabama	205	Owned
Holly Hill Hospital	Raleigh, North Carolina	168	Owned
The Horsham Clinic	Ambler, Pennsylvania	206	Owned
Hughes Center	Danville, Virginia	56	Owned
Intermountain Hospital	Boise, Idaho	155	Owned
Kempsville Center of Behavioral Health	Norfolk, Virginia	82	Owned
KeyStone Center	Wallingford, Pennsylvania	145	Owned
Kingwood Pines Hospital	Kingwood, Texas	116	Owned
La Amistad Behavioral Health Services	Maitland, Florida	80	Owned
Lake Bridge Behavioral Health	Macon, Georgia	155	Owned
Lakeside Behavioral Health System	Memphis, Tennessee	311	Owned
Laurel Heights Hospital	Atlanta, Georgia	122	Owned
Laurel Oaks Behavioral Health Center	Dothan, Alabama	118	Owned
Laurel Ridge Treatment Center	San Antonio, Texas	250	Owned
Liberty Point Behavioral Health	Stauton, Virginia	50	Owned
Lighthouse Care Center of Augusta	Augusta, Georgia	106	Owned
Lighthouse Care Center of Conway	Conway, South Carolina	140	Owned
Lincoln Prairie Behavioral Health Center	Springfield, Illinois	88	Owned
Lincoln Trail Behavioral Health System	Radcliff, Kentucky	140	Owned
Mayhill Hospital	Denton, Texas	59	Leased

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
McDowell Center for Children	Dyersburg, Tennessee	32	Owned
The Meadows Psychiatric Center	Centre Hall, Pennsylvania	107	Owned
Meridell Achievement Center	Austin, Texas	134	Owned
Mesilla Valley Hospital	Las Cruces, New Mexico	120	Owned
Michiana Behavioral Health Center	Plymouth, Indiana	80	Owned
Midwest Center for Youth and Families	Kouts, Indiana	74	Owned
Millwood Hospital	Arlington, Texas	122	Leased
Mountain Youth Academy	Mountain City, Tennessee	68	Owned
Natchez Trace Youth Academy	Waverly, Tennessee	90	Owned
NDA Behavioral Health System	Mount Dora, Florida	132	Owned
Newport News Behavioral Health Center	Newport News, Virginia	108	Owned
North Spring Behavioral Healthcare	Leesburg, Virginia	77	Leased
North Star Hospital	Anchorage, Alaska	74	Owned
North Star Bragaw	Anchorage, Alaska	36	Owned
North Star DeBarr Residential Treatment Center	Anchorage, Alaska	60	Owned
North Star Palmer Residential Treatment Center	Palmer, Alaska	30	Owned
Northwest Academy	Bonners Perry, Idaho	120	Owned
Oak Plains Academy	Ashland City, Tennessee	90	Owned
Okaloosa Youth Academy	Crestview, Florida	144	Leased
Old Vineyard Behavioral Health	Winston-Salem, North Carolina	104	Owned
Palmetto Lowcountry Behavioral Health	North Charleston, South Carolina	112	Owned
Palmetto Pee Dee Behavioral Health	Florence, South Carolina	59	Leased
Palmetto Summerville	Summerville, South Carolina	60	Leased
Palm Shores Behavioral Health Center	Bradenton, Florida	64	Owned
Parkwood Behavioral Health System	Olive Branch, Mississippi	128	Owned
The Pavilion	Champaign, Illinois	103	Owned
Peachford Behavioral Health System of Atlanta	Atlanta, Georgia	246	Owned
Pembroke Hospital	Pembroke, Massachusetts	115	Owned
Pinnacle Pointe Hospital	Little Rock, Arkansas	124	Owned
Poplar Springs Hospital	Petersburg, Virginia	208	Owned
Prairie St John’s	Fargo, North Dakota	139	Owned
Pride Institute	Eden Prairie, Minnesota	42	Owned
Provo Canyon School	Provo, Utah	274	Owned
Provo Canyon Behavioral Hospital	Orem, Utah	80	Owned
The Recovery Center	Wichita Falls, Texas	34	Leased
The Ridge Behavioral Health System	Lexington, Kentucky	110	Owned
Rivendell Behavioral Health Services of Arkansas	Benton, Arkansas	77	Owned
Rivendell Behavioral Health Services of Kentucky	Bowling Green, Kentucky	125	Owned
River Crest Hospital	San Angelo, Texas	80	Owned
Riveredge Hospital	Forest Park, Illinois	210	Owned
River Oaks Hospital	New Orleans, Louisiana	126	Owned
River Park Hospital	Huntington, West Virginia	187	Owned
River Point Behavioral Health	Jacksonville, Florida	99	Owned
Rockford Center	Newark, Delaware	118	Owned
Rock River Residential Center	Rockford, Illinois	59	Owned
Rolling Hills Hospital	Franklin, Tennessee	80	Owned
Roxbury	Shippensburg, Pennsylvania	112	Owned
Salt Lake Behavioral Health	Salt Lake City, Utah	118	Leased
San Marcos Treatment Center	San Marcos, Texas	265	Owned

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
SandyPines Hospital	Tequesta, Florida	130	Owned
Schick Shadel Hospital	Burin, Washington	60	Owned
Shadow Mountain Behavioral Health System	Tulsa, Oklahoma	215	Owned
Sierra Vista Hospital	Sacramento, California	120	Owned
St. Louis Behavioral Medicine Institute	St. Louis, Missouri	—	Owned
St. Simons by the Sea	St. Simons, Georgia	101	Owned
Spring Mountain Sahara	Las Vegas, Nevada	30	Owned
Spring Mountain Treatment Center	Las Vegas, Nevada	82	Owned
Springwoods	Fayetteville, Arkansas	80	Owned
Stonington Institute	North Stonington, Connecticut	73	Owned
Streamwood Behavioral Health	Streamwood, Illinois	162	Owned
Summit Oaks Hospital	Summit, New Jersey	126	Owned
SummitRidge	Lawrenceville, Georgia	86	Owned
Talbott Recovery Campus	Atlanta, Georgia	—	Owned
Texas NeuroRehab Center	Austin, Texas	151	Owned
Three Rivers Behavioral Health	West Columbia, South Carolina	118	Owned
Three Rivers Residential Treatment-Midlands Campus	West Columbia, South Carolina	59	Owned
Timberlawn Mental Health System	Dallas, Texas	144	Owned
Turning Point Hospital	Moultrie, Georgia	59	Owned
Turning Point Youth Center	St. Johns, Michigan	60	Owned
Two Rivers Psychiatric Hospital	Kansas City, Missouri	105	Owned
University Behavioral Center	Orlando, Florida	112	Owned
University Behavioral Health of Denton	Denton, Texas	104	Owned
University Behavioral Health of El Paso	El Paso, Texas	163	Owned
Upper East TN Juvenile Detention Facility	Johnson City, Tennessee	10	Owned
Valle Vista Hospital	Greenwood, Indiana	102	Owned
Valley Hospital	Phoenix, Arizona	122	Owned
Vines Hospital	Ocala, Florida	98	Owned
Virgin Islands Behavioral Services	St. Croix, Virgin Islands	30	Owned
Virginia Beach Psychiatric Center	Virginia Beach, Virginia	100	Owned
Wekiva Springs	Jacksonville, Florida	68	Owned
Wellstone Regional Hospital	Jeffersonville, Indiana	100	Owned
West Hills Hospital	Reno, Nevada	95	Owned
West Oaks Hospital	Houston, Texas	160	Owned
Westwood Lodge Hospital	Westwood, Massachusetts	133	Owned
Willow Springs Center	Reno, Nevada	116	Owned
Windmoor Healthcare	Clearwater, Florida	120	Owned
Windsor—Laurelwood Center	Willoughby, Ohio	160	Leased
Wyoming Behavioral Institute	Casper, Wyoming	130	Owned

Surgical Hospitals, Ambulatory Surgery Centers and Radiation Oncology Centers

Name of Facility	Location	Real Property Ownership Interest
Cancer Care Institute of Carolina	Aiken, South Carolina	Owned
Cornerstone Regional Hospital (5)	Edinburg, Texas	Leased
Northwest Texas Surgery Center (6)	Amarillo, Texas	Leased
Palms Westside Clinic ASC (8)	Royal Palm Beach, Florida	Leased
Temecula Valley Day Surgery and Pain Therapy Center (7)	Murrieta, California	Leased

(1)	Desert Springs Hospital, Summerlin Hospital Medical Center, Valley Hospital Medical Center, Spring Valley Hospital Medical Center and Centennial Hills Hospital Medical Center are owned by limited liability companies (“LLCs”) in which we hold controlling, majority ownership interests of approximately 72%. The remaining minority ownership interests in these facilities are held by unaffiliated third-parties. All hospitals are managed by us.
(2)	We hold an 80% ownership interest in this facility through a general partnership interest in a limited partnership. The remaining 20% ownership interest is held by an unaffiliated third-party.
(3)	Real property leased from Universal Health Realty Income Trust.
(4)	In October, 2007, the licenses for Edinburg Regional Medical Center/Children’s Hospital, McAllen Medical Center, McAllen Heart Hospital and South Texas Behavioral Health Center were consolidated under one license operating as the South Texas Health System.
(5)	We manage and own a noncontrolling interest of approximately 50% in the entity that operates this facility.
(6)	We own a majority interest in an LLC that owns and operates this center.
(7)	We own minority interests in an LLC that owns and operates this center which is managed by a third-party.
(8)	We own a noncontrolling ownership interest of approximately 50% in the entity that operates this facility that is managed by a third-party.
(9)	We hold an 89% ownership interest in this facility through both general and limited partnership interests. The remaining 11% ownership interest is held by unaffiliated third parties.
(10)	Land of this facility is leased.

We own or lease medical office buildings adjoining some of our hospitals. We believe that the leases on the facilities, medical office buildings and other real estate leased or owned by us do not impose any material limitation on our operations. The aggregate lease payments on facilities leased by us were $60 million in 2013, $53 million in 2012 and $55 million in 2011.

ITEM 3.	Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to litigation, as outlined below.

Office of Inspector General (“OIG”) and Other Government Investigations

In September, 2010, we, along with many other companies in the healthcare industry, received a letter from the United States Department of Justice (“DOJ”) advising of a False Claim Act investigation being conducted in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) from 2003 to 2010 at several of our acute care facilities. The DOJ alleges that ICDs were implanted and billed by our facilities in contravention of a National Coverage Determination regarding these devices. We have established a reserve in connection with this matter which did not have a material impact on our consolidated financial statements.

In July, 2012, one of our subsidiaries, Peachford Behavioral Health System of Atlanta located in Atlanta, Georgia, received a subpoena from the OIG for the Department of Health and Human Services requesting various documents. We have provided all requested documents. During the fourth quarter of 2013, we were notified that the governmental agencies investigating this matter had declined to proceed.

In February, 2013, the OIG served a subpoena requesting various documents from January, 2008 to the date of the subpoena directed at Universal Health Services, Inc. (“UHS”) concerning it and UHS of Delaware, Inc., and several UHS owned facilities including: Keys of Carolina, Old Vineyard Behavioral Health, The Meadows Psychiatric Center, Streamwood Behavioral Health, Hartgrove Hospital, Rock River Academy and Residential Treatment Center, Roxbury Treatment Center, Harbor Point Behavioral Health Center, f/k/a, The Pines Residential Treatment Center, including the Crawford, Brighton and Kempsville campuses, Wekiva Springs Center and River Point Behavioral Health. Prior to receiving this subpoena: (i) the Keys of Carolina and Old Vineyard received notification during the second half of 2012 from the United States Department of Justice of its intent to proceed with an investigation following requests for documents for the period of January, 2007 to October, 2012 from the North Carolina state Attorney General’s Office; (ii) Harbor Point Behavioral Health Center received a subpoena in December, 2012 from the Attorney General of the Commonwealth of Virginia requesting various documents from July, 2006 to the date of the subpoena, and; (iii) The Meadows Psychiatric Center received a subpoena from the OIG in February, 2013 requesting certain documents from 2008 to the date of the subpoena. Unrelated to these matters, the Keys of Carolina was closed and the real property was sold in January, 2013. In April, 2013, the OIG served facility specific subpoenas on Wekiva Springs Center and River Point Behavioral Health requesting various documents from January, 2005 to the date of the subpoena. In June, 2013, the OIG served a subpoena on Coastal Harbor Health System in Savannah, Georgia requesting documents from January, 2009 to the date of the subpoena. In July, 2013, another subpoena was issued to Wekiva Springs Center and River Point Behavioral Health requesting additional records. We have been advised by the DOJ’s Criminal Frauds Section that they have received a referral from the DOJ Civil Division and have opened an investigation of River Point Behavioral Health and Wekiva Springs Center. In February, 2014, we were notified that the investigation conducted by the Criminal Frauds Section has been expanded to include the National Deaf Academy. At present, we are uncertain as to the focus, scope or extent of the investigations, liability of the facilities and/or potential financial exposure, if any, in connection with these matters.

Matters Relating to PSI:

The following matters pertain to PSI or former PSI facilities (owned by subsidiaries of Psychiatric Solutions, Inc.) which were in existence prior to the acquisition of PSI and for which we have assumed the defense as a result of our acquisition which was completed in November, 2010:

Garden City Employees’ Retirement System v. PSI:

This is a purported shareholder class action lawsuit filed in the United States District Court for the Middle District of Tennessee against PSI and the former directors in 2009 alleging violations of federal securities laws. We intend to defend the case vigorously. Should we be deemed liable in this matter, we believe we would be entitled to commercial insurance recoveries for amounts paid by us, subject to certain limitations and deductibles. Included in our consolidated balance sheets as of December 31, 2013 and 2012, is an estimated reserve (current liability) and corresponding commercial insurance recovery (current asset) which did not have a material impact on our financial statements. Although we believe the commercial insurance recoveries are adequate to satisfy potential liability and related legal fees in connection with this matter, we can provide no assurance that the ultimate liability will not exceed the commercial insurance recoveries which would make us liable for the excess.

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

Virginia Department of Medical Assistance Services Recoupment Claims:

The Virginia Department of Medical Assistance Services (“DMAS”) has conducted audits at seven former PSI Residential Treatment Centers operated in the Commonwealth of Virginia to confirm compliance with provider rules under the state’s Medicaid Provider Services Manual (“Manual”). As a result of those audits, DMAS claims the facilities failed to comply with the requirements of the Manual and has requested repayment of Medicaid payments to those facilities. PSI had previously filed appeals to repayment demands at each facility which are currently pending. We had previously agreed to a settlement of this matter which was approved by Virginia state officials during the first quarter of 2014. The aggregate refund of Medicaid payments made to those facilities, as requested by DMAS, and the settlement amount is not material to our consolidated financial position or results of operations.

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

The table below sets forth, for the quarters indicated, the high and low reported closing sales prices per share reported on the New York Stock Exchange for our Class B Common Stock for the years ended December 31, 2013 and 2012:

	2013	2012
	High-Low Sales Price	High-Low Sales Price
Quarter:
1st	$64.38-$49.69	$44.78-$36.82
2nd	$71.20-$60.12	$43.72-$37.30
3rd	$74.99-$63.83	$45.75-$38.25
4th	$83.12-$75.67	$49.46-$41.31

The number of stockholders of record as of January 31, 2014 were as follows:

Class A Common	16
Class B Common	286
Class C Common	3
Class D Common	119

Stock Repurchase Programs

During the period of October 1, 2013 through December 31, 2013, we repurchased the following shares:

	Additional Shares Authorized For Repurchase	Total number of shares purchased (a)	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program
October, 2013	—	8,011	N/A	0	N/A	N/A	767,702
November, 2013	—	27,434	N/A	0	N/A	N/A	767,702
December, 2013	—	27,012	N/A	0	N/A	N/A	767,702

Total October through December	—	62,457	N/A	0	N/A	N/A

(a)	Substantially all the shares repurchased during the fourth quarter of 2013 related to income tax withholding obligations resulting from the exercise of stock options. No shares were repurchased pursuant to our publicly announced stock repurchase program.

Dividends

During the two years ending December 31, 2013, dividends per share were declared and paid as follows (the fourth quarter of 2012 dividend paid includes a special dividend of $0.40 per share):

	2013	2012
First quarter	$.05	$.05
Second quarter	$.05	$.05
Third quarter	$.05	$.05
Fourth quarter	$.05	$.45

Total	$.20	$.60

Equity Compensation

Refer to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this report for information regarding securities authorized for issuance under our equity compensation plans.

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the stock included in the Standard & Poor’s 500 Index and a Peer Group Index during the five year period ended December 31, 2013. The graph assumes an investment of $100 made in our common stock and each Index as of January 1, 2009 and has been weighted based on market capitalization. Note that our common stock price performance shown below should not be viewed as being indicative of future performance.

Companies in the peer group, which consist of companies in the S&P 500 Index or S&P MidCap 400 Index (in which we are also included), are as follows: Community Health Systems, Inc., Health Management Associates, Inc., LifePoint Hospitals, Inc., Tenet Healthcare Corporation and HCA Holdings, Inc. (included from March, 2011 at which time the company’s stock began publicly trading).

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

(The Company, S&P 500 and Peer Group)

Company Name / Index	2008	2009	2010	2011	2012	2013
Universal Health Services	$100.00	$163.32	$233.81	$210.19	$264.94	$446.59
S&P 500 Index	$100.00	$126.46	$145.51	$148.59	$172.37	$228.19
Peer Group	$100.00	$263.75	$307.80	$219.38	$345.96	$509.53

ITEM 6.	Selected Financial Data

The following table contains our selected financial data for, or as of the end of, each of the five years ended December 31, 2013. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31
	2013	2012 (4)	2011	2010 (5)	2009
Summary of Operations (in thousands)
Net revenues	$7,283,822	$6,961,400	$6,760,222	$4,900,147	$4,585,329
Income from continuing operations before income taxes	$869,332	$763,663	$696,336	$428,097	$474,722
Net income attributable to UHS	$510,733	$443,446	$398,167	$230,183	$260,373
Net margin	7.0%	6.4%	5.9%	4.7%	5.7%
Return on average equity	16.8%	17.2%	18.1%	12.1%	15.4%
Financial Data (in thousands)
Cash provided by operating activities	$884,241	$799,231	$710,683	$501,344	$541,262
Capital expenditures, net (1)	$358,493	$363,192	$285,682	$239,274	$379,748
Total assets	$8,311,723	$8,200,843	$7,665,245	$7,527,936	$3,964,463
Long-term borrowings	$3,209,762	$3,727,431	$3,651,428	$3,912,102	$956,429
UHS’s common stockholders’ equity	$3,249,979	$2,713,345	$2,296,352	$1,978,772	$1,751,071
Percentage of total debt to total capitalization	50%	58%	61%	66%	35%
Operating Data—Acute Care Hospitals (2)
Average licensed beds	5,652	5,563	5,567	5,530	5,334
Average available beds	5,429	5,338	5,265	5,224	5,001
Inpatient admissions	246,160	245,234	250,278	255,522	256,821
Average length of patient stay	4.5	4.5	4.5	4.4	4.4
Patient days	1,112,541	1,095,790	1,114,807	1,116,643	1,130,531
Occupancy rate for licensed beds	54%	54%	55%	55%	58%
Occupancy rate for available beds	56%	56%	58%	59%	62%
Operating Data—Behavioral Health Facilities (2)
Average licensed beds	19,940	19,258	19,178	9,415	7,921
Average available beds	19,841	19,178	19,160	9,397	7,901
Inpatient admissions	401,565	373,437	351,086	166,310	136,639
Average length of patient stay	13.3	14.0	14.6	15.1	15.4
Patient days	5,354,334	5,212,800	5,130,245	2,503,770	2,105,625
Occupancy rate for licensed beds	74%	74%	73%	73%	73%
Occupancy rate for available beds	74%	74%	73%	73%	73%
Per Share Data (3)
Income from continuing operations attributable to UHS—basic	$5.21	$4.57	$4.09	$2.37	$2.65
Income from continuing operations attributable to UHS—diluted	$5.14	$4.53	$4.04	$2.34	$2.64
Net income attributable to UHS—basic	$5.21	$4.57	$4.09	$2.37	$2.65
Net income attributable to UHS—diluted	$5.14	$4.53	$4.04	$2.34	$2.64
Dividends declared	$0.20	$0.60	$0.20	$0.20	$0.17
Other Information (3) (in thousands)
Weighted average number of shares outstanding—basic	98,033	96,821	97,199	96,786	97,794
Weighted average number of shares and share equivalents outstanding—diluted	99,361	97,711	98,537	97,973	98,275

(1)	Amounts exclude non-cash capital lease obligations, if any.
(2)	Excludes statistical information related to divested facilities and facilities held for sale.
(3)	All periods have been adjusted to reflect the two-for-one stock split in the form of a 100% stock dividend paid in December, 2009.
(4)	Includes data for the facilities acquired from Ascend on October 10, 2012 from the date of acquisition through December 31, 2012.
(5)	Includes data for the facilities acquired from PSI on November 15, 2010 from the date of acquisition through December 31, 2010, excluding the data for the 3 former PSI facilities that were divested by us during the third and fourth quarters of 2011 and reflected as discontinued operations, as discussed herein.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of February 27, 2014, we owned and/or operated 24 acute care hospitals and 193 behavioral health centers located in 37 states, Washington, D.C., Puerto Rico and the U.S. Virgin Islands. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 5 surgical hospitals and surgery and radiation oncology centers located in 4 states. In October, 2012, we acquired Ascend Health Corporation (“Ascend”). Ascend was the largest private behavioral health provider with 9 owned or leased freestanding inpatient facilities located in 5 states.

During the first quarter of 2012, we adopted the Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) No. 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” which required certain health care entities to change the presentation in their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). As a result, the provision for doubtful accounts for our acute care and behavioral health care facilities is reflected as a deduction from net revenues in the accompanying consolidated statements of income for 2013, 2012 and 2011. The adoption of this standard had no impact on our financial position or overall results of operations.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 49% of our consolidated net revenues in 2013, 50% in 2012 and 51% in 2011. Net revenues from our behavioral health care facilities accounted for 50% of our consolidated net revenues during 2013, 50% during 2012 and 49% during 2011.

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

Forward-Looking Statements and Risk Factors

This Annual Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements. In evaluating those statements, you should specifically consider various factors, including the risks related to healthcare industry trends and those set forth herein in Item 1A Risk Factors.

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

•

as discussed below in Sources of Revenue, we receive revenues from various state and county based programs, including Medicaid in all the states in which we operate, (we receive Medicaid revenues in excess of $90 million annually from each of Texas, Pennsylvania, Washington, D.C., Illinois, Virginia and Massachusetts); CMS-approved Medicaid supplemental programs in certain states including Oklahoma, California and Arkansas, and; state Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations;

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

•

in August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. The 2011 Act imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year (approximately $35 million annual reduction to our Medicare net revenues effective as of April 1, 2013) with a uniform percentage reduction across all Medicare programs. We cannot predict whether Congress will restructure the implemented Medicare payment reductions or what other federal budget deficit reduction initiatives may be proposed by Congress;

•

Our accounts receivable as of December 31, 2013, 2012 and 2011 includes amounts due from Illinois of approximately $49 million, $70 million and $54 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $28 million as of December 31, 2013, $51 million as of December 31, 2012 and $41 million as of December 31, 2011, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. In addition, our accounts receivable as of December 31, 2013 includes approximately $46 million due from Texas in connection with Medicaid supplemental payment programs the majority of which we expect to collect during the second quarter of 2014. Although the accounts receivable due from Illinois and Texas could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us (we have received $27 million of cash remittances from Illinois in January, 2014), no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois and/or Texas. Failure to ultimately collect all outstanding amounts due from these states would have an adverse impact on our future consolidated results of operations and cash flows;

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

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 38% of our net patient revenues during 2013, 39% during 2012 and 41% during 2011. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 49% of our net patient revenues during each of 2013 and 2012 and 47% during 2011.

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

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our Consolidated Balance Sheets. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we cannot provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our results in 2013, 2012 or 2011. If it were to occur, each 1% adjustment to our estimated net Medicare revenues that are subject to retrospective review and settlement as of December 31, 2013, would change our after-tax net income by approximately $1 million.

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending our patient accounting system records net revenues for the services provided to that patient based upon the established Medicaid reimbursement rates pending ultimate disposition of the patient’s Medicaid eligibility. Based on general factors as discussed below in Provision for Doubtful Accounts, our acute care facilities make estimates at each financial reporting period to reserve for amounts that are deemed to be uncollectible. Such estimated uncollectible amounts related to Medicaid pending, as well as other accounts receivable payer classifications, are considered when the overall individual facility and company-wide reserves are developed. Adjustments related to the final determination of these accounts did not materially impact our results of operations in 2013, 2012 or 2011.

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

On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. Our accounts receivable are recorded net of allowance for doubtful accounts of $395 million and $311 million at December 31, 2013 and 2012, respectively.

Approximately 90% during 2013 and 87% during 2012 of our consolidated provision for doubtful accounts, was incurred by our acute care hospitals. Shown below is our payer mix concentrations and related aging of our billed accounts receivable, net of contractual allowances, for our acute care hospitals as of December 31, 2013 and 2012:

As of December 31, 2013:

(amounts in thousands)	0-60 days	61-120 days	121-180 days	Over 180 days
Medicare	$66,125	$8,885	$2,983	$12,500
Medicaid	20,710	15,095	10,309	27,422
Commercial insurance and other	237,587	78,048	35,671	71,191
Private pay	143,683	96,294	20,983	4,354

Total	$468,105	$198,322	$69,946	$115,467

As of December 31, 2012:

(amounts in thousands)	0-60 days	61-120 days	121-180 days	Over 180 days
Medicare	$71,684	$8,240	$3,085	$8,657
Medicaid	21,978	17,854	10,095	25,377
Commercial insurance and other	225,237	67,804	32,393	64,721
Private pay	113,771	64,707	21,483	27,948

Total	$432,670	$158,605	$67,056	$126,703

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

Medicaid EHR incentive payments: Medicaid EHR incentive payments are determined based upon prior period cost report information available at the time our hospitals met the “meaningful use” criteria. Therefore, the majority of the Medicaid EHR incentive income recognition occurred in the period in which the applicable hospitals were deemed to have met initial “meaningful use” criteria. Upon meeting subsequent fiscal year “meaningful use” criteria, our hospitals may become entitled to additional Medicaid EHR incentive payments which will be recognized as incentive income in future periods. Medicaid EHR incentive payments received prior to our hospitals meeting the “meaningful use” criteria were included in other current liabilities (as deferred EHR incentive income) in our consolidated balance sheet.

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

Since our acquisition of PSI on November 15, 2010, the former PSI subsidiaries are self-insured for professional and general liability exposure up to $3 million per occurrence and our legacy subsidiaries (which are not former PSI subsidiaries) are self-insured for professional and general liability exposure up to $10 million per occurrence. Effective November, 2010, our subsidiaries (including the former PSI subsidiaries) were provided with several excess policies through commercial insurance carriers which provide for coverage in excess of the applicable per occurrence self-insured retention (either $3 million or $10 million) up to $250 million per occurrence and in the aggregate. We remain liable for 10% of the claims paid pursuant to the commercially insured coverage in excess of $10 million up to $60 million per occurrence and in the aggregate. The 9 behavioral health facilities acquired from Ascend Health Corporation in October, 2012 have general and professional liability policies through commercial insurance carriers which provide for up to $20 million of aggregate coverage, subject to a $25,000 per occurrence deductible. These facilities, like our other facilities, are also provided excess coverage through commercial insurance carriers for coverage in excess of the underlying commercial policy limitations up to $250 million per occurrence and in the aggregate.

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

As of December 31, 2013, the total accrual for our professional and general liability claims was $206 million, of which $44 million is included in current liabilities. As of December 31, 2012, the total accrual for our professional and general liability claims was $279 million, of which $48 million is included in current liabilities.

We recorded reductions to our professional and general liability self-insurance reserves (relating to prior years) amounting to $81 million during 2013, $27 million during 2012 and $11 million during 2011. The favorable change in our estimated future claims payments recorded during 2013, relating to years prior to 2013, were due primarily to: (i) an increased weighting given to company-specific metrics (to 100% from 75%), and decreased general industry metrics (to 0% from 25%), related to projected incidents per exposure, historical claims experience and loss development factors; (ii) historical data which measured the realized favorable impact of medical malpractice tort reform experienced in several states in which we operate, and; (iii) a decrease in claims related to certain higher risk specialties (such as obstetrical) due to a continuation of the company-wide patient safety initiative undertaken during the last several years. As the number of our facilities and our patient volumes have increased, thereby providing for a statistically significant data group, and taking into consideration our long-history of company-specific risk management programs and claims experience, our reserve analyses have included a greater emphasis on our historical professional and general liability experience which has developed favorably as compared to general industry trends. The favorable change recorded during 2012 resulted from favorable changes in our estimated future claims payments pursuant to a reserve analysis. The favorable change recorded during 2011 consisted primarily of third-party recoveries and reserve reductions in connection with PHICO–related claims which we became liable for upon PHICO’s (a former commercial insurance carrier) liquidation in 2002.

As of December 31, 2013, the total accrual for our workers’ compensation liability claims was $64 million, of which $34 million is included in current liabilities. As of December 31, 2012, the total accrual for our workers’ compensation liability claims was $66 million, of which $35 million is included in current liabilities. The adjustments recorded during the last three years to our prior year reserves for workers’ compensation claims did not have a material impact on our consolidated results of operations for the years ended December 31, 2013, 2012 or 2011.

Although we are unable to predict whether or not our future financial statements will include adjustments to our prior year reserves for self-insured general and professional and workers’ compensation claims, given the relatively unpredictable nature of the these potential liabilities and the factors impacting these reserves, as discussed above, it is reasonably likely that our future financial results may include material adjustments to prior period reserves.

Below is a schedule showing the changes in our general and professional liability and workers’ compensation reserves during the three years ended December 31, 2013 (amount in thousands):

	General and
	Professional	Workers’
	Liability	Compensation	Total
Balance at January 1, 2011	$289,437	$71,024	$360,461
Plus: Accrued insurance expense, net of commercial premiums paid (a)	50,865	32,747	83,612
Less: Payments made in settlement of self-insured claims	(43,786)	(38,845)	(82,631)
Plus: Liabilities assumed in the acquisition of PSI	(4,467)	0	(4,467)

Balance at January 1, 2012	292,049	64,926	356,975
Plus: Accrued insurance expense, net of commercial premiums paid (a)	29,152	33,508	62,660
Less: Payments made in settlement of self-insured claims	(42,602)	(32,480)	(75,082)

Balance at January 1, 2013	278,599	65,954	344,553
Plus: Accrued insurance expense, net of commercial premiums paid (a)	(35,182)	31,361	(3,821)
Less: Payments made in settlement of self-insured claims	(37,127)	(33,517)	(70,644)

Balance at December 31, 2013	$206,290	$63,798	$270,088

(a)	General and professional liability amounts are net of adjustments recorded during each year, as discussed above.

In addition, we also maintain self-insured employee benefits programs for employee healthcare and dental claims. The ultimate costs related to these programs include expenses for claims incurred and paid in addition to an accrual for the estimated expenses incurred in connection with claims incurred but not yet reported.

Property Insurance:

Property Insurance:

We have commercial property insurance policies covering catastrophic losses, including windstorm damage, up to a $1 billion policy limit per occurrence, subject to a $250,000 deductible for the majority of our properties (the properties acquired from Psychiatric Solutions, Inc. are subject to a $50,000 deductible). Losses resulting from named windstorms are subject to deductibles between 3% and 5% of the declared total insurable value of the property. In addition, we have commercial property insurance policies covering catastrophic losses resulting from earthquake and flood damage, each subject to aggregated loss limits (as opposed to per occurrence losses). Our earthquake limit is $250 million, subject to a deductible of $250,000, except for facilities located within documented fault zones. Earthquake losses that affect facilities located in fault zones within the United States are subject to a $100 million limit and will have applied deductibles ranging from 1% to 5% of the declared total insurable value of the property. The earthquake limit in Puerto Rico is $25 million, subject to a $25,000 deductible. Non-critical flood losses have either a $250,000 or $500,000 deductible, based upon the location of the facility. Since certain of our facilities have been designated by our insurer as flood prone, we have elected to purchase policies from The National Flood Insurance Program to cover a substantial portion of the applicable deductible.

Due to an increase in property losses experienced nationwide in recent years, our catastrophic coverage for earthquake and flood has been limited to annual aggregate losses (as opposed to per occurrence losses). There can be no assurance that a sharp increase in uninsured property losses sustained by us, will not have a material adverse effect on our future results of operations.

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

Goodwill and Intangible Assets: Goodwill and indefinite-lived intangible assets are reviewed for impairment at the reporting unit level on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. We have designated September 1st as our annual impairment assessment date and performed an impairment assessment as of September 1, 2013 which indicated no impairment of goodwill or indefinite-lived intangible assets. There were also no impairments during 2012 or 2011. Future changes in the estimates used to conduct the impairment review, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill or indefinite-lived intangible assets.

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

Recent Accounting Pronouncements: For a summary of recent accounting pronouncements, please see Note 1 to the Consolidated Financial Statements Accounting Standards as included in this Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

The following table summarizes our results of operations, and is used in the discussion below, for the years ended December 31, 2013, 2012 and 2011 (dollar amounts in thousands):

	Year Ended December 31,
	2013		2012		2011
		% of Net		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$8,411,038		$7,688,071		$7,356,798
Less: Provision for doubtful accounts	1,127,216		726,671		596,576

Net revenues	7,283,822	100.0%	6,961,400	100.0%	6,760,222	100.0%
Operating charges:
Salaries, wages and benefits	3,604,620	49.5%	3,440,917	49.4%	3,326,378	49.2%
Other operating expenses	1,468,744	20.2%	1,376,122	19.8%	1,353,693	20.0%
Supplies expense	821,089	11.3%	799,621	11.5%	805,489	11.9%
Depreciation and amortization	337,172	4.6%	302,426	4.3%	287,211	4.2%
Lease and rental expense	97,758	1.3%	94,885	1.4%	90,323	1.3%
Transaction costs	0	0.0%	5,716	0.1%	0	0.0%
Electronic health records incentive income	(61,024)	-0.8%	(30,038)	-0.4%	0	0.0%
Costs related to extinguishment of debt	0	0.0%	29,170	0.4%	0	0.0%

Subtotal-operating expenses	6,268,359	86.1%	6,018,819	86.5%	5,863,094	86.7%

Income from operations	1,015,463	13.9%	942,581	13.5%	897,128	13.3%
Interest expense, net	146,131	2.0%	178,918	2.6%	200,792	3.0%

Income before income taxes	869,332	11.9%	763,663	11.0%	696,336	10.3%
Provision for income taxes	315,309	4.3%	274,616	3.9%	247,466	3.7%

Net income	554,023	7.6%	489,047	7.0%	448,870	6.6%
Less: Income attributable to noncontrolling interests	43,290	0.6%	45,601	0.7%	50,703	0.8%

Net income attributable to UHS	$510,733	7.0%	$443,446	6.4%	$398,167	5.9%

Year Ended December 31, 2013 as compared to the Year Ended December 31, 2012:

Net revenues increased 5% or $322 million to $7.28 billion during 2013 as compared to $6.96 billion during 2012. The increase was primarily attributable to:

•	a $239 million or 4% increase in net revenues generated at our acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”), and;

•

other combined net increase of $83 million consisting primarily of the net revenues generated during the first ten months of 2013 at nine behavioral health facilities acquired from Ascend Health Corporation in October, 2012 (the operating results for these facilities for the months of November and December of 2013 and 2012 are included in our behavioral health care facilities-same facility basis results).

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $106 million to $869 million during 2013 as compared to $764 million during 2012. Included in our income before income taxes during 2013, as compared to 2012, was the following:

a.	a decrease of $28 million at our acute care facilities as discussed below in Acute Care Hospital Services, excluding the impact of the applicable items mentioned in c., d., h., and j., below;

b.	an increase of $57 million at our behavioral health facilities, as discussed below in Behavioral Health Services, excluding the impact of the applicable items mentioned in c., and i., below;

c.	a net increase of $53 million resulting from reductions recorded during 2013 and 2012 to our professional and general liability self-insurance reserves, as discussed above in Self-Insured Risks ($81 million reduction recorded in 2013 of which $63 million was applicable to our acute care hospitals and $18 million was applicable to our behavioral health facilities, and $27 million reduction recorded during 2012 of which $23 million was applicable to our acute care hospitals and $4 million was applicable to our behavioral health facilities);

d.	a decrease of $33 million (net of related expenses) resulting from the pre-tax income recorded during 2012 related to an agreement, which was part of an industry-wide settlement related to underpayments of Medicare inpatient prospective payments during a number of prior years, entered into with the United States Department of Health and Human Services, the Secretary of Health and Human Services, and the Centers for Medicare and Medicaid Services;

e.	a decrease of $26 million resulting from a gain realized on the sale of an acute care hospital (Auburn Regional Medical Center) which was sold during the fourth quarter of 2012;

f.	an increase of $29 million resulting from the write-off deferred financing costs, during 2012, related to the portion of our Term Loan B credit facility that was extinguished during the third quarter of 2012;

g.	an increase of $33 million due to a decrease in interest expense resulting primarily from a decrease in our average effective borrowing rate during 2013 as compared to 2012 (as discussed below in Interest Expense);

h.	a net aggregate increase of $11 million resulting from the following unfavorable items recorded during 2012: (i) the revised Supplemental Security Income ratios utilized for calculating Medicare disproportionate share hospital reimbursements for federal fiscal years 2006 through 2009 ($7 million unfavorable impact), and; (ii) the write-off of receivables related to revenues recorded during 2011 at two of our acute care hospitals located in Florida resulting from reductions in certain county reimbursements due to reductions in federal matching Inter-Governmental Transfer funds ($4 million unfavorable impact);

i.	a decrease of $14 million resulting from the 2011 portion, recorded in 2012, of net Medicaid supplemental reimbursements earned pursuant to new programs initiated in certain states in which we operate behavioral health facilities, most notably the Oklahoma Supplemental Hospital Offset Payment Program which was approved during 2012, retroactive to July 1, 2011;

j.	an increase of $16 million related to the incentive income ($61 million in 2013 and $30 million in 2012), net of related expenses ($43 million in 2013 and $28 million in 2012), recorded during the each year in connection with the implementation of EHR applications at our acute care hospitals, and;

k.	$8 million of other combined net increases.

Net income attributable to UHS increased $67 million to $511 million during 2013 as compared to $443 million during 2012. The increase consisted of:

•	an increase of $106 million in income before income taxes, as discussed above;

•	an increase of $2 million resulting from a decrease in the income attributable to noncontrolling interests, and;

•

a decrease of $41 million resulting from an increase in the provision for income taxes resulting primarily from the income tax provision on the $108 million increase in pre-tax income ($106 million increase in income before income taxes plus the $2 million increase in income resulting from a decrease in the income attributable to noncontrolling interests).

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

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $67 million to $764 million during 2012 as compared to $696 million during 2011. Included in our income before income taxes during 2012, as compared to 2011, was the following:

a.	a decrease of $53 million at our acute care facilities as discussed below in Acute Care Hospital Services, excluding the impact of the applicable items mentioned in c., f., h., and i., below;

b.	an increase of $93 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, excluding the impact of the applicable items mentioned in e., and h., below;

c.	an increase of $33 million (net of related expenses) resulting from the above-mentioned 2012 agreement with the United States Department of Health and Human Services, the Secretary of Health and Human Services, and the Centers for Medicare and Medicaid Services;

d.	a decrease of $29 million resulting from the write-off of deferred financing costs related to the portion of our Term Loan B credit facility that was extinguished during the third quarter of 2012;

e.	an increase of $13 million representing the 2011 portion, recorded in 2012, of the net Medicaid supplemental reimbursements earned pursuant new programs initiated in certain states in which we operate behavioral health facilities, most particularly the Oklahoma Supplemental Hospital Offset Payment Program which was approved during 2012, retroactive to July 1, 2011;

f.	a net aggregate decrease of $11 million resulting from the following items recorded during 2012: (i) the revised Supplemental Security Income ratios utilized for calculating Medicare disproportionate share hospital reimbursements for federal fiscal years 2006 through 2009 ($7 million unfavorable impact), and; (ii) the write-off of receivables related to revenues recorded during 2011 at two of our acute care hospitals located in Florida resulting from reductions in certain county reimbursements due to reductions in federal matching Inter-Governmental Transfer funds ($4 million unfavorable impact);

g.	an increase of $22 million due to a decrease in interest expense resulting primarily from a decrease in our average effective interest rate (due primarily to an amendment to our credit agreement in March of 2011 which, among other things, provided for reductions in the rates payable for borrowings outstanding under our Term Loan A, Term Loan B and revolving credit facility), as discussed below in Interest Expense;

h.	a net increase of $16 million resulting from reductions recorded during 2012 and 2011 to our professional and general liability reserves, as discussed above in Self-Insured Risks ($27 million reduction recorded in 2012 of which $23 million was applicable to our acute care hospitals and $4 million was applicable to our behavioral health facilities, and $11 million reduction recorded in 2011 of which $10 million was applicable to our acute care hospitals and $1 million was applicable to our behavioral health facilities);

i.	an increase of $2 million related to the incentive income ($30 million), net of expenses ($28 million), recorded in connection with the implementation of EHR applications at our acute care hospitals;

j.	an increase of $26 million resulting from a gain realized on the sale of an acute care hospital (Auburn Regional Medical Center) which was sold during the fourth quarter of 2012, and;

k.	$45 million of other combined net decreases including increased corporate overhead expenses, a net combined decrease of $6 million in the operating results of Auburn Regional Medical Center and Peak Behavioral Health Services which are reflected as discontinued operations (excluding the above-mentioned $26 million gain realized on the divestiture of Auburn Medical Center), and $6 million of transaction costs incurred during 2012 in connection with our acquisition of Ascend Health Corporation.

Net income attributable to UHS increased $45 million to $443 million during 2012 as compared to $398 million during 2011. The increase consisted of:

•	an increase of $67 million in income before income taxes, as discussed above;

•	an increase of $5 million resulting from a decrease in the income attributable to noncontrolling interests, and;

•

a decrease of $27 million resulting from an increase in the provision for income taxes resulting primarily from the income tax provision on the $72 million increase in pre-tax income ($67 million increase in income before income taxes plus the $5 million increase in income resulting from a decrease in the income attributable to noncontrolling interests).

Acute Care Hospital Services

Year Ended December 31, 2013 as compared to the Year Ended December 31, 2012:

Acute Care Hospitals-Same Facility Basis

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussions below for the years ended December 31, 2013 and 2012 (dollar amounts in thousands):

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$4,581,280		$4,073,147
Less: Provision for doubtful accounts	1,014,455		635,283

Net revenues	3,566,825	100.0%	3,437,864	100.0%
Operating charges:
Salaries, wages and benefits	1,614,276	45.3%	1,546,136	45.0%
Other operating expenses	781,812	21.9%	724,480	21.1%
Supplies expense	641,078	18.0%	624,950	18.2%
Depreciation and amortization	191,274	5.4%	188,243	5.5%
Lease and rental expense	57,384	1.6%	58,166	1.7%

Subtotal-operating expenses	3,285,824	92.1%	3,141,975	91.4%

Income from operations	281,001	7.9%	295,889	8.6%
Interest expense, net	4,501	0.1%	4,815	0.1%

Income before income taxes	276,500	7.8%	291,074	8.5%

On a same facility basis during 2013, as compared to 2012, net revenues at our acute care hospitals increased $129 million or 4%. Income before income taxes decreased $15 million or 5% to $277 million or 7.8% of net revenues during 2013 as compared to $291 million or 8.5% of net revenues during 2012.

Inpatient admissions to these facilities increased 0.2% during 2013, as compared to 2012, while patient days increased 1.4%. Adjusted admissions (adjusted for outpatient activity) increased 1.0% and adjusted patient days increased 2.2% during 2013, as compared to 2012. The average length of inpatient stay at these facilities was 4.5 days during each of 2013 and 2012. The occupancy rate, based on the average available beds at these facilities, was 56% during each of 2013 and 2012. On a same facility basis, net revenue per adjusted admission at these facilities increased 2.7% during 2013, as compared to 2012, and net revenue per adjusted patient day increased 1.5% during 2013, as compared to 2012.

All Acute Care Hospitals

The following table summarizes the results of operations for all our acute care operations during 2013 and 2012, which includes our acute care results on a same facility basis, as well as the impact of other items as mentioned below (dollar amounts in thousands).

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$4,592,102		$4,096,699
Less: Provision for doubtful accounts	1,015,733		635,283

Net revenues	3,576,369	100.0%	3,461,416	100.0%
Operating charges:
Salaries, wages and benefits	1,635,428	45.7%	1,560,468	45.1%
Other operating expenses	727,224	20.3%	704,108	20.3%
Supplies expense	643,169	18.0%	624,955	18.1%
Depreciation and amortization	227,368	6.4%	201,536	5.8%
Lease and rental expense	57,512	1.6%	58,187	1.7%
Electronic health records incentive income	(61,024)	-1.7%	(30,038)	-0.9%

Subtotal-operating expenses	3,229,677	90.3%	3,119,216	90.1%

Income from operations	346,692	9.7%	342,200	9.9%
Interest expense, net	4,501	0.1%	4,815	0.1%

Income before income taxes	342,191	9.6%	337,385	9.7%

During 2013, as compared to 2012, net revenues at our acute care hospitals increased $115 million or 3% to $3.58 billion due primarily to an increase in same facility revenues, as discussed above.

Income before income taxes increased $5 million to $342 million or 9.6% of net revenues during 2013 as compared to $337 million or 9.7% of net revenues during 2012.

Included in these results are the following:

•	the $15 million decrease in income before income taxes experienced during 2013, as compared to 2012, at our acute care hospitals, on a same facility basis, as discussed above;

•

a $40 million net increase resulting from reductions to our professional and general liability self-insurance reserves attributable to our acute care hospitals recorded during 2013 ($63 million) and 2012 ($23 million), as discussed above in Self-Insured Risks;

•

a decrease of $33 million (net of related expenses) resulting from the pre-tax income recorded during 2012 related to an agreement with the United States Department of Health and Human Services, the Secretary of Health and Human Services, and the Centers for Medicare and Medicaid Services;

•

a net aggregate increase of $11 million resulting from the following unfavorable items which were recorded during 2012: (i) the revised Supplemental Security Income ratios utilized for calculating Medicare disproportionate share hospital reimbursements for federal fiscal years 2006 through 2009 ($7 million unfavorable impact), and; (ii) the write-off of receivables related to revenues recorded during 2011 at two of our acute care hospitals located in Florida resulting from reductions in certain county reimbursements due to reductions in federal matching Inter-Governmental Transfer funds ($4 million unfavorable impact);

•

a net increase of $16 million related to the incentive income ($61 million in 2013 and $30 million in 2012), net of related expenses ($43 million in 2013 and $28 million in 2012), recorded in connection with the implementation of EHR applications at our acute care hospitals, and;

•

a net other combined decrease of $14 million consisting primarily of the operating losses incurred at a Temecula Valley Hospital, a newly constructed 140-bed acute care facility located in Temecula, California that was completed and opened in October of 2013.

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

The decrease in income before income taxes and pressure on patient volumes, net revenues and net revenue per adjusted admission and adjusted patient day experienced at our acute care hospitals during 2012, as compared to 2011, were largely due to a decline in organic revenue growth caused by the continuing trends of weak demand and deteriorating payor mix.

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

•

the favorable impact of $33 million (net of related expenses) recorded during 2012 resulting from the above-mentioned agreement with the United States Department of Health and Human Services, the Secretary of Health and Human Services, and the Centers for Medicare and Medicaid Services;

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

Uncompensated care:

The following table shows the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the years ended December 31, 2013, 2012 and 2011:

	(dollar amounts in thousands)
	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Charity care	$593,474	59%	$778,268	74%	$804,301	84%
Uninsured discounts	405,296	41%	267,304	26%	151,447	16%

Total uncompensated care	$998,770	100%	$1,045,572	100%	$955,748	100%

In addition, the provision for doubtful accounts at our acute care hospitals were approximately $1.02 billion during 2013, $635 million during 2012 and $519 million during 2011.

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

	(amounts in thousands)
	2013	2012	2011
Estimated cost of providing charity care	$95,675	$131,890	$145,350
Estimated cost of providing uninsured discounts related care	65,338	45,299	27,363

Estimated cost of providing uncompensated care	$161,013	$177,189	$172,713

Behavioral Health Care Services

Year Ended December 31, 2013 as compared to the Year Ended December 31, 2012

Behavioral Health Care Facilities-Same Facility Basis

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the years ended December 31, 2013 and 2012 (dollar amounts in thousands):

	Year Ended		Year Ended
	December 31, 2013		December 31, 2012
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$3,612,023		$3,488,872
Less: Provision for doubtful accounts	104,069		90,574

Net revenues	3,507,954	100.0%	3,398,298	100.0%
Operating charges:
Salaries, wages and benefits	1,714,109	48.9%	1,685,266	49.6%
Other operating expenses	641,473	18.3%	601,442	17.7%
Supplies expense	165,675	4.7%	167,065	4.9%
Depreciation and amortization	96,934	2.8%	91,886	2.7%
Lease and rental expense	33,693	1.0%	32,507	1.0%

Subtotal-operating expenses	2,651,884	75.6%	2,578,166	75.9%

Income from operations	856,070	24.4%	820,132	24.1%
Interest expense, net	2,079	0.1%	1,816	0.1%

Income before income taxes	853,991	24.3%	818,316	24.1%

On a same facility basis during 2013, as compared to 2012, net revenues at our behavioral health care facilities increased $110 million or 3% to $3.51 billion during 2013 as compared to $3.40 billion during 2012. Income before income taxes increased $36 million or 4% to $854 million or 24.3% of net revenues during 2013 as compared to $818 million or 24.1% of net revenues during 2012.

Inpatient admissions to these facilities increased 3.2% during 2013, as compared to 2012, while patient days increased 0.7%. Adjusted admissions increased 3.5% and adjusted patient days increased 1.0% during 2013, as compared to 2012. The average length of patient stay at these facilities was 13.4 days during 2013 and 13.7 days during 2012. The occupancy rate, based on the average available beds at these facilities, was 75% during 2013 and 74% during 2012. On a same facility basis, net revenue per adjusted admission at these facilities decreased 0.3% during 2013, as compared to 2012, and net revenue per adjusted patient day increased 2.2% during 2013, as compared to 2012.

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care facilities for 2013 and 2012, including, for the period of January through October of 2013, the 9 facilities acquired in October, 2012 from Ascend Health Corporation (the operating results for these facilities for November and December of 2013 and 2012 are included in the same facility results discussed above), as well as the impact of various other items as mentioned below (dollar amounts in thousands):

	Year Ended		Year Ended
	December 31, 2013		December 31, 2012
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$3,779,237		$3,551,511
Less: Provision for doubtful accounts	111,270		91,370

Net revenues	3,667,967	100.0%	3,460,141	100.0%
Operating charges:
Salaries, wages and benefits	1,799,589	49.1%	1,717,751	49.6%
Other operating expenses	654,937	17.9%	603,700	17.4%
Supplies expense	173,932	4.7%	169,552	4.9%
Depreciation and amortization	102,469	2.8%	94,049	2.7%
Lease and rental expense	39,092	1.1%	34,569	1.0%

Subtotal-operating expenses	2,770,019	75.5%	2,619,621	75.7%

Income from operations	897,948	24.5%	840,520	24.3%
Interest expense, net	2,079	0.1%	1,917	0.1%

Income before income taxes	895,869	24.4%	838,603	24.2%

During 2013, as compared to 2012, net revenues at our behavioral health care facilities increased 6% or $208 million to $3.67 billion during 2013 as compared to $3.46 billion during 2012. The increase in net revenues was attributable to:

•	a $110 million increase in same facility revenues, as discussed above;

•

a $137 million increase related to the 9 facilities acquired from Ascend Health Corporation in October, 2012 (consisting of the net revenues generated at the facilities during January through October of 2013, offset by the net revenues generated at the facilities during the partial month of October, 2012);

•

a $14 million decrease due to the revenues recorded during 2012 representing the 2011 portion of the net Medicaid supplemental reimbursements earned pursuant to the Oklahoma Supplemental Hospital Offset Payment Program as well as similar programs in Ohio and Indiana, and;

•	$25 million of other combined decreases resulting primarily from the divestiture, closure or operational wind-down of certain non-strategic behavioral health facilities/schools.

Income before income taxes increased $57 million or 7% to $896 million or 24.4% of net revenues during 2013, as compared to $839 million or 24.2% of net revenues during 2012. The increase in income before income taxes at our behavioral health facilities was attributable to:

•	a $36 million increase at our behavioral health facilities on a same facility basis, as discussed above;

•

a $14 million decrease resulting from the revenues recorded during 2012 representing the 2011 portion of the net Medicaid supplemental reimbursements earned pursuant to the Oklahoma Supplemental Hospital Offset Payment Program as well as similar programs in Ohio and Indiana;

•

a $14 million net favorable increase resulting from reductions to our professional and general liability self-insurance reserves applicable to our behavioral health facilities recorded during 2013 ($18 million) and 2012 ($4 million), as discussed above in Self-Insured Risks, and;

•	a $21 million of other combined net increases, including the income generated at the 9 facilities acquired from Ascend Health Corporation in October, 2012.

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

	Percentage of Net Patient Revenues
Acute Care and Behavioral Health Care Facilities Combined	2013	2012	2011
Third Party Payors:
Medicare	23%	24%	24%
Medicaid	15%	15%	17%
Managed Care (HMO and PPOs)	49%	49%	47%
Other Sources	13%	12%	12%

Total	100%	100%	100%

	Percentage of Net Patient Revenues
Acute Care Facilities	2013	2012	2011
Third Party Payors:
Medicare	27%	28%	29%
Medicaid	8%	7%	9%
Managed Care (HMO and PPOs)	59%	58%	54%
Other Sources	6%	7%	8%

Total	100%	100%	100%

	Percentage of Net Patient Revenues
Behavioral Health Care Facilities	2013	2012	2011
Third Party Payors:
Medicare	19%	19%	18%
Medicaid	22%	23%	25%
Managed Care (HMO and PPOs)	40%	40%	39%
Other Sources	19%	18%	18%

Total	100%	100%	100%

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

In August, 2013, CMS published its final IPPS 2014 payment rule which provides for a 2.5% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform mandated adjustments are considered, we estimate our overall increase from the final federal fiscal year 2014 rule

(covering the period of October 1, 2013 through September 30, 2014) will approximate 1.0%. This projected impact from the IPPS 2014 final rule includes both the impact of the American Taxpayer Relief Act (“ATRA”) of 2012 documentation and coding adjustment and the required changes to the Medicare Disproportionate Share Hospital payments related to the traditional Medicare fee for service, however, it excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, as discussed below. The final rule would also expand CMS’s policy under which it defines inpatient admissions to include the use of an objective time of care standard. Specifically, it would require Medicare’s external review contractors to presume that hospital inpatient admissions are reasonable and necessary when beneficiaries receive a physician order for admission and receive medically necessary services for at least two midnights (the “Two Midnight” rule). Correspondingly, under the final rule, CMS would presume that hospital services spanning less than two midnights should have been provided on an outpatient basis and paid under Medicare Part B unless the medical record contains clear documentation supporting the physician’s order and an expectation that the Medicare beneficiary would need medically necessary care for more than two midnights, or is receiving services which CMS designates as inpatient only. Our acute care hospitals have begun to comply with the Two Midnight rule and, although we are unable to determine the ultimate impact at this time, its application could have a material unfavorable impact on our future results of operations. Excluding the potential impact of the Two Midnight rule, we do not expect the final IPPS 2014 payment rule to have a material impact on our future results of operations. In February, 2014, CMS extended a policy an additional six months where Recovery Auditor Contractors and other Medicare review contractors will not conduct post-payment patient status reviews of inpatient hospital claims with dates of admission on or after October 1, 2013 through September 30, 2014.

In August, 2012, CMS published its final IPPS 2013 payment rule which provided for a 2.6% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform mandated adjustments are considered, we estimate our overall increase from the final federal fiscal year 2013 rule (covering the period of October 1, 2012 through September 30, 2013) approximated 1.8%. The impact from the IPPS 2013 final rule reflects all of the adjustments described in this paragraph, however, it excludes the impact of potential reductions related to the Budget Control Act of 2011, as discussed below.

In August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. Included in this law are the imposition of annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Committee, which was responsible for developing recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year (approximately $35 million annual reduction to our Medicare net revenues effective as of April 1, 2013) with a uniform percentage reduction across all Medicare programs.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which, among other things, includes a requirement for CMS to recoup $11 billion from hospitals from Medicare IPPS rates during federal fiscal years 2014 to 2017. The recoupment relates to IPPS documentation and coding adjustments for the period 2008 to 2013 for which adjustments were not previously applied by CMS. The 2014 IPPS final rule includes a -0.8% recoupment adjustment as the first step in this recovery process. CMS expects to make similar adjustments in federal fiscal years 2015, 2016, and 2017 in order to recover the entire $11 billion. This adjustment is reflected in the 2014 IPPS estimated impact amount noted above.

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

In December, 2013, CMS published its annual final Medicare Outpatient Prospective Payment System (“OPPS”) rule for 2014. The final hospital market basket increase is 2.5%. The Medicare statute requires a productivity adjustment reduction of 0.5% and 0.3% reduction to the 2014 OPPS market basket reducing the final 2014 OPPS market basket update to 1.7%. In the final rule, CMS reduced the 2014 Medicare rates for both hospital-based and community mental health center partial hospitalization programs. When other statutorily required adjustments, hospital patient service mix and the aforementioned partial hospitalization rates are considered, we estimate that our overall Medicare OPPS for 2014 will aggregate to a net increase of 1.4%. Excluding the behavioral health division partial hospitalization rate impact, our Medicare OPPS payment increase for 2014 is estimated to be 2.5%.

In November, 2012, CMS published its annual final Medicare OPPS rule for 2013. The market basket increase to the OPPS base rate is 2.6%. In addition, as outlined in the Sources of Revenues and Health Care Reform discussion below, CMS is also required by federal law to reduce the update factor by 0.1% in federal fiscal year 2013 and to reduce the annual update by a productivity adjustment which is 0.7%. In the final rule, CMS is also implementing a significant increase in the 2013 Medicare rates for both hospital-based and community mental health center partial hospitalization programs. When other statutorily required adjustments, hospital patient service mix and the aforementioned partial hospitalization rates are considered, our overall Medicare OPPS payment increase for 2013 is estimated to be 3.5%. Excluding the behavioral health division partial hospitalization rate impact, our Medicare OPPS payment increase for 2013 was approximately 1.7%.

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

We receive Medicaid revenues in excess of $90 million annually from each of Texas, Pennsylvania, Washington, D.C., Illinois, Virginia and Massachusetts, making us particularly sensitive to reductions in Medicaid and other state based revenue programs (which have been implemented in various forms with respect to our areas of operation in the respective 2013 state fiscal years) as well as regulatory, economic, environmental and competitive changes in those states. Based upon the state budgets for the 2013 fiscal year (which generally began at various times during the second half of 2012), we estimate that, on a blended basis, our aggregate Medicaid rates were reduced by approximately 1% (or approximately $15 million annually) from the average rates in effect during the states’ 2012 fiscal years (which generally ended during the third quarter of 2012). Based upon the state budgets for the 2014 fiscal year (which will generally began at various times during the second half of 2013), we estimate that, on a blended basis, our aggregate Medicaid rates will remain relatively unchanged from the 2013 fiscal year rates.

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

Certain of our acute care hospitals located in various counties of Texas (Hidalgo, Maverick, Potter and Webb) participate in CMS-approved private Medicaid supplemental payment (“UPL”) programs. These hospitals also have affiliation agreements with third-party hospitals to provide free hospital and physician care to qualifying indigent residents of these counties. Our hospitals receive both UPL payments from the Medicaid program and indigent care payments from third-party, affiliated hospitals. The UPL payments are contingent on the county or hospital district making an Inter-Governmental Transfer (“IGT”) to the state Medicaid program while the indigent care payment is contingent on a transfer of funds from the applicable affiliated hospitals. We recorded net UPL and affiliated hospital indigent care revenues of $61 million during 2013, $25 million during 2012 and $31 million during 2011. If the applicable hospital district or county makes IGTs consistent with 2013 levels, and without giving effect to potential reductions resulting from the February, 2013 THHSC proposed rule, which is discussed below, we believe we would be entitled to aggregate net revenues earned pursuant to these programs of approximately $54 million during the state fiscal year state 2014 which ends on September 30, 2014.

For state fiscal year 2014, Texas Medicaid will continue to operate under a CMS-approved Section 1115 five-year Medicaid waiver demonstration program. During the first five years of this program that started in state fiscal year 2012, the Texas Health and Human Services Commission (“THHSC”) transitioned away from UPL payments to new waiver incentive payment programs. During the first year of transition, which commenced on October 1, 2011, THHSC made payments to Medicaid UPL recipient providers that received payments during the state’s prior fiscal year. During transition years two through five, THHSC will make incentive payments under the program after certain qualifying criteria are met by hospitals. UPL payments are also subject to an aggregate statewide caps based on CMS approved Medicaid waiver amounts. In February, 2013, THHSC proposed a rule that indicates that any required statewide UPL payment reductions will be applied a pro rata basis to all UPL payment recipients. Although our future UPL payments in Texas may be adversely impacted by this proposed rule, we are unable to estimate the potential impact on us since the amount of the statewide pro rata UPL payment reduction, if any, has not yet been determined by THHSC.

We incur health-care related taxes (“Provider Taxes”) imposed by states in the form of a licensing fee, assessment or other mandatory payment which are related to: (i) healthcare items or services; (ii) the provision of, or the authority to provide, the health care items of services, or; (iii) the payment for the health care items or services. Such Provider Taxes are subject to various federal regulations that limit the scope and amount of the taxes that can be levied by states in order to secure federal matching dollars as part of their respective state Medicaid programs. We derive a related Medicaid reimbursement benefit from assessed Provider Taxes in the form of Medicaid claims based payment increases and/or lump sum Medicaid supplemental payments. Including the impact of the California, Oklahoma, Indiana and Ohio programs that were initiated during 2013 or 2012, as mentioned below, we earned an aggregate net benefit of approximately $69 million during 2013, $58 million during 2012 (of which $12 million related to 2011) and $26 million during 2011 from Medicaid supplemental payments, after assessed Provider Taxes were considered. We estimate that our aggregate net benefit from Provider Tax programs will approximate $46 million during 2014. The aggregate net benefit is earned from multiple states and therefore no particular state’s portion is individually material to our consolidated financial statements. However, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our consolidated future results of operations.

In California, a Medicaid state plan amendment (“SPA”) was submitted to CMS by the state requesting and extension of a prior provider tax and related Medicaid supplemental payment program retroactive to July 1, 2011 through December 31, 2013. In June, 2012, CMS approved a portion of the SPA which did not have a material impact on our consolidated financial statements during 2013 or 2012. In June, 2013, CMS approved the Medicaid managed care component of the SPA covering the period of July 1, 2011 through June 30, 2013. The net aggregate benefit for the period of July 1, 2011 through June 30, 2013 was $11 million (of which $8 million was applicable to prior years) which was included in our financial results during the second quarter of 2013. The SPA noted above covering the six month period July 1, 2013 to December 31, 2013 is still subject to CMS approval. Similarly, in October, 2013 the state of California enacted new legislation (SB 239) that would continue the provider tax and related Medicaid supplemental payment program for three years effective January 1, 2014 and likewise is subject to CMS approval. As such, if these CMS approvals are obtained by the state, the program impact will be retroactive to July 1, 2013. Although we cannot predict whether or not CMS will ultimately approve these additional programs (covering the period of July 1, 2013 through December 31, 2016), if approved by CMS, we estimate the average pre-tax favorable impact on our results of operations to be approximately $10 million annually.

In January, 2012, the state of Oklahoma was granted federal approval by the Centers for Medicare and Medicaid Services (“CMS”) for the Supplemental Hospital Offset Payment Program (“SHOPP”) which grants the Oklahoma Health Care Authority the authority to assess a 2.5% fee on certain Oklahoma hospitals and to make Medicaid supplemental payments to hospitals through December 31, 2014, retroactive to July 1, 2011. The state finalized the initial supplemental payment program amounts in March, 2012 and our 2012 pre-tax consolidated financial results were favorably impacted by approximately $21 million in connection with the SHOPP program covering the period of July 1, 2011 through December 31, 2012.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The South Carolina and Texas DSH programs were renewed for each state’s 2014 DSH fiscal year (covering the period of October 1, 2013 through September 30, 2014). In September, 2013, the THHSC published its 2013 final DSH rule that included changes that resulted in approximately $9 million of additional reimbursements to our acute care facilities located in Texas applicable to the state’s 2013 fiscal year (which were included in our 2013 pre-tax consolidated financial results). In connection with these DSH programs, included in our financial results was an aggregate of $54 million during 2013, $47 million during 2012 and $45 million during 2011. Assuming that the Texas and South Carolina programs are renewed for each state’s 2015 fiscal years, at amounts similar to the 2014 fiscal year estimates, we estimate our aggregate reimbursements pursuant to these programs to be approximately $49 million during 2014. Failure to renew these DSH programs beyond their scheduled termination dates, failure of the public hospitals to provide the necessary IGTs for the states’ share of the DSH programs, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements (see below), could have a material adverse effect on our future results of operations.

The Affordable Care Act provides for a significant reduction in Medicaid disproportionate share payments beginning in 2016 (see below in Sources of Revenues and Health Care Reform-Medicaid Revisions for additional disclosure). The U.S. Department of Health and Human Services is to determine the amount of Medicaid DSH payment cuts imposed on each state based on a defined methodology. As Medicaid DSH payments to states will be cut, consequently, payments to Medicaid-participating providers, including our hospitals in Texas and South Carolina, will likely be reduced in the coming years. Based on the September, 2013 CMS final rule, our Medicaid DSH payments in Texas and South Carolina could be reduced by approximately 4% in the 2016 federal fiscal year. This statutorily required reduction was originally scheduled to be implemented in federal fiscal year 2014 but was delayed to FFY 2016 by the Pathway for SGR Reform Act of 2013.

In May, 2013 the state of Texas enacted legislation that would increase the state’s contribution of the non-federal DSH share for the 2013 DSH year to $138 million as compared to the $100 million previously expected. Similarly, the state’s approved 2014-2015 General Appropriations bill passed in May, 2013 authorized $160 million for 2014 and $140 million for 2015, respectively, for the non-federal DSH share. We expect the 2014 and 2015 DSH year amounts to be comparable to the 2013 DSH year amounts.

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

During 2011, we began implementing EHR applications at certain of our acute care hospitals and continued to do so, on a hospital-by-hospital basis, until completion which occurred at the end of June, 2013. Our acute care hospitals are eligible for Medicare and Medicaid EHR incentive payments upon implementation of the EHR application, once they have demonstrated meaningful use of certified EHR technology for the applicable stage or have completed attestations to their adoption or implementation of certified EHR technology. With the exception of the newly constructed and recently opened Temecula Valley Hospital, we believe that all of our acute care hospitals have met the stage 1, year one meaningful use criteria.

Our 2013 consolidated results of operations includes a favorable pre-tax impact of approximately $19 million consisting of approximately $61 million of EHR incentive income less approximately $10 million of salaries, wages, benefits and other operating expenses, approximately $33 million of depreciation and amortization expense, plus approximately $1 million of net expense attributable to noncontrolling interests. Our 2012 consolidated results of operations includes a favorable pre-tax impact of approximately $3 million consisting of approximately $30 million of EHR incentive income less approximately $15 million of salaries, wages, benefits and other operating expenses, approximately $13 million of depreciation and amortization expense, plus approximately $1 million of net expense attributable to noncontrolling interests.

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

Implemented Medicare Reductions and Reforms:

•

The Reconciliation Act reduced the market basket update for inpatient and outpatient hospitals and inpatient behavioral health facilities by 0.25% in each of 2010 and 2011, by 0.10% in each of 2012 and 2013.

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

•

The Affordable Care Act (as amended by subsequent federal legislation) requires annual aggregate reductions in federal DSH funding from federal fiscal year (“FFY”) 2016 through FFY 2023. The aggregate annual reduction amounts are:

$1.2	billion for FFY 2016

$1.8	billion for FFY 2017

$5.0	billion for FFY 2018

$5.6	billion for FFY 2019

$4.0	billion for FFY 2020

$4.0	billion for FFY 2021

$4.0	billion for FFY 2022

$4.0	billion for FFY 2023

Health Insurance Revisions:

•	Large employer insurance reforms, effective in 2015.

•	Individual insurance mandate and related federal subsidies, effective in 2014.

•	Federally mandated insurance coverage reforms, effective in 2010 and forward.

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

Other Operating Results

Combined net revenues and income/losses before income taxes from our surgical hospitals, ambulatory surgery centers and radiation oncology centers did not have a material impact on our consolidated results of operations during 2013, 2012 or 2011.

Interest Expense

Below is a schedule of our interest expense during 2013, 2012 and 2011 (amounts in thousands):

	2013	2012	2011
Revolving credit & demand notes	$3,463	$5,766	$6,675
$400 million, 7.125% Senior Notes due 2016	28,496	28,496	28,496
$200 million, 6.75% Senior Notes due 2011 (a.)	—	—	11,822
$250 million, 7.00% Senior Notes due 2018	17,500	17,500	17,500
Term loan facility A (b.)	18,994	22,298	27,176
Term loan facility B/B-1 (b.) (c.)	21,569	48,208	64,588
Term loan facility A2 (b.)	16,625	5,204	—
Accounts receivable securitization program	2,548	2,662	2,728

Subtotal-revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	109,195	130,134	158,985
Interest rate swap expense, net	19,183	20,628	8,255
Amortization of financing fees	21,783	27,107	28,255
Other combined interest expense	6,645	6,800	5,908
Capitalized interest on major projects	(4,921)	(5,666)	(447)
Interest income	(5,754)	(85)	(164)

Interest expense, net	$146,131	$178,918	$200,792

(a.)	The $200 million, 6.75% Senior Notes matured on November 15, 2011 and were repaid utilizing funds borrowed under our revolving credit facility.
(b.)	During September, 2012, we completed a second amendment to our credit agreement dated November, 15, 2010, as amended. The second amendment provided for a new $900 million Term Loan A-2 with a final maturity date of August 15, 2016. This amendment also extended the maturity date of the revolving credit facility and the existing Term Loan A by nine months to also mature on August 15, 2016. We used $700 million of the Term Loan A-2 proceeds to repay our higher priced Term Loan B facility. The remainder of the new Term Loan A-2 proceeds was used to pay transaction-related fees and expenses and to repay other floating rate debt.
(c.)	During May, 2013 we completed a third amendment to our credit agreement dated November 15, 2010, as amended. The third amendment provides for a reduction in the interest rates payable in connection with certain borrowings under the credit agreement. Specifically, we replaced our existing $745.9 million senior secured Tranche B term loan with a new senior secured Tranche B-1 term loan in the same amount on substantially the same terms as the Tranche B term loan, other than lower interest rates. Borrowings under the Tranche B-1 term loan will bear interest at a rate per annum equal to, at our election, of one, two, three or six month LIBOR, plus an applicable margin of 2.25% or ABR plus an applicable margin of 1.25%. The minimum LIBOR and ABR rates for the Tranche B term loan of 1.0% and 2.0%, respectively, were eliminated.

Interest expense decreased $33 million during 2013 to $146 million as compared to $179 million during 2012. The decrease was due primarily to: (i) a $21 million decrease in aggregate interest expense on our revolving credit and demand notes, term loan facilities and accounts receivable securitization program due primarily to a decrease in our aggregate average cost of borrowings pursuant to these facilities, as discussed below; (ii) a $5 million decrease in the amortization of financing fees, and; (iii) other combined net decrease of $7 million consisting primarily of interest earned by us on delayed cash remittances paid to us from Illinois.

The aggregate average outstanding borrowings under our credit agreement (consisting of the revolving credit, Term Loan A, Term Loan B/B-1 and Term Loan A2 facilities), demand notes and accounts receivable securitization program were $2.9 billion during each of 2013 and 2012. The average effective interest rate on these facilities, excluding the amortization of deferred financing costs and original issue discounts and designated interest rate swap expense was 2.2% during 2013 and 2.9% during 2012. The average effective interest rate on these facilities, including amortization of deferred financing costs and original issue discounts and designated interest rate swap expense was 3.6% during 2013 and 4.5% during 2012.

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

Transaction Costs

During 2012, we incurred approximately $6 million of transaction costs in connection with our acquisition of 9 behavioral health facilities acquired from Ascend Health Corporation in October, 2012. These costs consisted primarily of legal, investment banking and consulting fees. There were no material transaction fees incurred in 2013 or 2011.

Provision for Income Taxes and Effective Tax Rates

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for each of the years ended December 31, 2013, 2012 and 2011 (dollar amounts in thousands):

	2013	2012	2011
Provision for income taxes	$315,309	$274,616	$247,466
Income before income taxes	869,332	763,663	696,336

Effective tax rate	36.3%	36.0%	35.5%

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

The effective tax rates, as calculated by dividing the provision for income taxes by the difference in income before income taxes, minus net income attributable to noncontrolling interests, were as follows for each of the years ended December 31, 2013, 2012 and 2011 (dollar amounts in thousands):

	2013	2012	2011
Provision for income taxes	$315,309	$274,616	$247,466
Income before income taxes	869,332	763,663	696,336
Less: Net income attributable to noncontrolling interests	(43,290)	(45,601)	(50,703)

Income before income taxes and after net income attributable to noncontrolling interests	826,042	718,062	645,633

Effective tax rate	38.2%	38.2%	38.3%

The impact of the discrete tax items did not have a material impact on our provision for income taxes during 2013, 2012 or 2011.

Discontinued Operations

In connection with the receipt of antitrust clearance from the Federal Trade Commission (“FTC”) in connection with our acquisition of Ascend Health Corporation in October of 2012, we agreed to certain conditions, including the divestiture of Peak Behavioral Health Services (“Peak”), a 104-bed behavioral health care facility located in Santa Teresa, New Mexico. The divestiture of Peak was completed during the second quarter of 2013 for total cash proceeds of approximately $24 million resulting in a pre-tax gain of approximately $3 million which is included in our 2013 consolidated financial statements.

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

The following table shows the results of operations for Auburn and Peak and the former PSI facilities located in Delaware and Nevada, on a combined basis, which were reflected as discontinued operations during our period of ownership for each of the years presented herein (amounts in thousands):

	2013	2012	2011
Net revenues	$7,813	$95,226	$159,218
Income (loss) from discontinued operations, before income taxes	932	(3,472)	10,422
Gain on divestiture	3,080	26,419	442

Income from discontinued operations, before income tax expense	4,012	22,947	10,864
Income tax expense	(1,506)	(8,688)	(4,113)

Income from discontinued operations, net of income taxes	$2,506	$14,259	$6,751

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

Liquidity

Year ended December 31, 2013 as compared to December 31, 2012:

Net cash provided by operating activities

Net cash provided by operating activities was $884 million during 2013 and $799 million during 2012. The net increase of $85 million was primarily attributable to the following:

•

a favorable change of $93 million due to an increase in net income plus/minus depreciation and amortization expense, stock-based compensation expense, costs related to extinguished debt and gains on sales of assets and businesses;

•

a $62 million unfavorable change in accrued insurance expense, net of payments made in settlement of self-insurance claims, due primarily to the above-mentioned reductions to our professional and general liability self-insurance reserves recorded during 2013 and 2012 ($81 million during 2013 as compared to $27 million recorded during 2012);

•

a $41 million favorable change in accrued and deferred income taxes (due in part to the tax treatment related to the above-mentioned 2013 reduction to our professional and general liability self-insurance reserves);

•	a $22 million unfavorable change in other assets and deferred charges;

•	a $21 million favorable change in accounts receivable, and;

•	$14 million of other combined net favorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the year. The result is divided into the accounts receivable balance the end of the year. Our DSO were 56 days at each of December 31, 2013 and 2012 and 51 days at December 31, 2011.

Net cash used in investing activities

Net cash used in investing activities was $383 million during 2013 as compared to $790 million during 2012.

2013:

The $383 million of net cash used in investing activities during 2013 consisted of $358 million spent on capital expenditures, $13 million spent on the acquisition of property and businesses, $37 million received from the sale of assets and businesses and $50 million spent in connection with the purchase and implementation of an electronic health records application (“EHR”). Please see Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-HITECH Act for additional disclosure related to the EHR implementation.

2013 Capital Expenditures:

During 2013, we spent $358 million to finance capital expenditures including the following:

•	the construction costs related to the newly constructed Temecula Valley Hospital, a 140-bed acute care facility located in Temecula, California, that was completed and opened in October, 2013;

•

the construction costs related to Austin Oaks Hospital, a newly constructed, 80-bed behavioral health facility located in Austin, Texas, that was completed and opened during the second quarter of 2013, and;

•	capital expenditures related to equipment renovations and new projects at various existing facilities.

2013 Acquisitions of Assets and Businesses:

During 2013, we spent $13 million for the purchase of real property located in Pennsylvania, Nevada and Arizona.

2013 Divestiture of Assets and Businesses:

During 2013, we received $37 million in connection with the divestiture of Peak Behavioral Health Services and certain other assets and real property including three previously closed behavioral health care facilities.

2012:

The $790 million of net cash used in investing activities during 2012 consisted of $363 million spent on capital expenditures, $528 million spent on acquisitions, $149 million received from the sale of assets and businesses, $54 million spent in connection with the purchase and implementation of EHR applications, and $6 million received from a deposit returned to us in connection with the termination of an agreement to purchase an acute care hospital located in Texas.

2012 Capital Expenditures:

During 2012, we spent $363 million to finance capital expenditures, including the following:

•	construction costs related to multiple expansion and renovation projects at various existing acute care hospitals and behavioral health facilities;

•	construction costs related to the newly constructed Temecula Valley Hospital, and;

•	capital expenditures for equipment at various existing facilities.

2012 Acquisitions of Assets and Businesses:

During 2012, we spent $528 million to acquire the following assets and businesses:

•	spent $503 million to acquire 9 behavioral health care facilities from Ascend Health Corporation in October, 2012, and;

•	spent $25 million in connection with the acquisition of physician practices and various real property.

2012 Divestiture of Assets and Businesses:

During 2012, we received $149 million from the divestiture of assets and businesses, including the following:

•	received $93 million for the sale of Auburn Regional Medical Center, a 159-bed acute care hospital located in Auburn, Washington (sold in October, 2012);

•

received $50 million for the sale of the Hospital San Juan Capestrano, a 108-bed acute care hospital located in Rio Piedras, Puerto Rico (sold in January, 2012 pursuant to our above-mentioned agreement with the FTC in connection with our acquisition of PSI in November, 2010), and;

•

received an aggregate of $6 million for the sale of the real property of two non-operating behavioral health facilities and our majority ownership interest in an outpatient surgery center located in Puerto Rico.

Net cash used in/provided by financing activities

Net cash used in financing activities was $507 million during 2013 and $27 million during 2012.

2013:

The $507 million of net cash used in financing activities consisted of the following:

•

spent $440 million on net repayments of debt due to repayments pursuant to our Term Loan A and A2 facilities ($72 million), Term Loan B ($196 million), revolving credit ($150 million), accounts receivable securitization ($9 million) and other debt facilities ($13 million);

•	generated $16 million of proceeds from a short-term, on-demand facility and other debt;

•	spent $61 million to pay profit distributions related to noncontrolling interests in majority owned businesses;

•	spent $27 million to repurchase shares of our Class B Common Stock (in connection with income tax withholdings related to employee stock-based incentive compensation programs);

•	spent $20 million to pay quarterly cash dividends of $.05 per share;

•	generated $20 million of excess income tax benefits related to stock-based compensation, and;

•	generated $6 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

2012:

The $27 million of net cash used in financing activities consisted of the following:

•

spent $850 million on net repayments of debt due to repayments pursuant to our Term Loan A and A2 facilities ($42 million), Term Loan B ($713 million), revolving credit ($91 million) and other debt facilities ($4 million);

•

generated $914 million of proceeds from $900 million of borrowings pursuant to our Term Loan A2 facility, as discussed below, $9 million of borrowings pursuant to our accounts receivable securitization program and $5 million of borrowings pursuant to a short-term, on-demand facility;

•	spent $27 million to pay profit distributions related to noncontrolling interests in majority owned businesses;

•	spent $19 million to repurchase shares of our Class B Common Stock (in connection with income tax withholdings related to employee stock-based incentive compensation programs);

•	spent $58 million to pay quarterly cash dividends of $.05 per share and a special dividend of $.40 per share in December, 2012;

•	generated $16 million of excess income tax benefits related to stock-based compensation;

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

Year ended December 31, 2012 as compared to December 31, 2011:

Net cash provided by operating activities

Net cash provided by operating activities was $799 million during 2012 and $711 million during 2011. The net increase of $88 million was primarily attributable to the following:

•

a favorable change of $60 million due to an increase in net income plus/minus depreciation and amortization expense, stock-based compensation expense, write-off of deferred charges related to extinguished debt and gains/losses on sales of assets and businesses;

•	a $84 million unfavorable change in accrued and deferred income taxes due primarily to the 2011 income tax payments being favorably impacted/reduced by an income tax overpayment relating to 2010;

•	a $64 million favorable change in accounts receivable;

•	a $57 million favorable change in other working capital accounts due primarily to the timing of accounts payable and accrued compensation payments;

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

Net cash used in investing activities

Net cash used in investing activities was $790 million during 2012 as compared to $286 million during 2011. The factors contributing to the $790 million of net cash used in investing activities during 2012 are detailed above.

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

2011 Divestiture of Assets and Businesses:

During 2011, we received $68 million from the divestiture of assets and businesses, including the following:

•

the divestitures of three behavioral health facilities located in Delaware and Nevada (MeadowWood Behavioral Health System, Montevista Hospital and Red Rock Hospital) which were divested pursuant to an agreement with the FTC in connection with our acquisition of PSI, and;

•	the sale of the real property of a closed acute care hospital and our ownership interest in a radiation oncology center joint-venture.

Net cash used in/provided by financing activities

Net cash used in financing activities was $27 million during 2012 and $413 million during 2011. The factors contributing to the $27 million of net cash used in financing activities during 2012 are detailed above.

2011:

The $413 million of net cash used in financing activities consisted of the following:

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

•	generated $98 million of proceeds from additional net borrowings made pursuant to our revolving credit and demand notes and accounts receivable securitization program;

•	spent $60 million to repurchase shares of our Class B Common Stock;

•	spent $38 million to fund profit distributions to noncontrolling interests;

•

spent $24 million on financing costs in connection with an amendment to our credit agreement (which includes our revolving credit agreement, Term Loan A and Term Loan B facilities) which was completed in March, 2011;

•	spent $19 million to pay a $.05 per share quarterly dividend;

•	generated $8 million of excess income tax benefits related to stock-based compensation, and;

•	generated $5 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

2014 Expected Capital Expenditures:

During 2014, we expect to spend approximately $360 million to $385 million on capital expenditures which includes expenditures for capital equipment, renovations, new projects at existing hospitals and construction of new facilities. Approximately $155 million of our 2014 expected capital expenditures relates to completion of projects that are in progress as of December 31, 2013. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

In May, 2013, we entered into a third amendment (the “Third Amendment”) to the credit agreement, dated as of November 15, 2010 (as amended from time to time, the “Credit Agreement”), which became effective that day, among UHS, the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other agents party thereto. The Third Amendment provides for a reduction in the interest rates payable in connection with certain borrowings under the Credit Agreement. Upon the effectiveness of the Third Amendment, UHS replaced its existing $745.9 million senior secured Tranche B term loan with a new senior secured Tranche B-1 term loan in the same amount on substantially the same terms as the Tranche B term loan, other than lower interest rates. Borrowings under the Tranche B-1 term loan bear interest at a rate per annum equal to, at our election, one, two, three or six month LIBOR, plus an applicable margin of 2.25% or ABR plus an applicable margin of 1.25%. The minimum LIBOR and ABR rates for the Tranche B term loan of 1.0% and 2.0%, respectively, were eliminated.

In September, 2012, we entered into a second amendment (“Second Amendment”) to our Credit Agreement which provided for: (i) a new $900 million Term Loan-A (“Term Loan A2”) at the same interest rates as our existing Term Loan A and a final maturity date of August 15, 2016; (ii) the extension of the maturity date on a substantial portion of our $800 million revolving credit facility commitment with $777 million of the commitment extended to mature on August 15, 2016 and the remaining $23 million commitment scheduled to mature on November 15, 2015 (there were no borrowings outstanding pursuant to our revolving credit facility as of December 31, 2013), and; (iii) the extension of the maturity date on a substantial portion of our Term Loan-A borrowings which, based upon the outstanding Term Loan-A borrowings as of December 31, 2013, $892 million is scheduled to mature on August 15, 2016 and the remaining $43 million is scheduled to mature on November 15, 2015. The Second Amendment also provides for increased flexibility for refinancing and certain other modifications but substantially all other terms of the Credit Agreement remain unchanged.

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

The Credit Agreement, as amended, is a senior secured facility which, as of December 31, 2013, provided for an aggregate commitment amount of $3.16 billion, comprised of an $800 million revolving credit facility, a $939 million Term Loan-A facility, a $550 million Term Loan-B facility and a $872 million Term Loan-A2 facility. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by substantially all of the assets of the Company and our material subsidiaries and guaranteed by our material subsidiaries.

Borrowings under the Credit Agreement bear interest at either (1) the ABR rate which is defined as the rate per annum equal to, at our election: the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit, Term Loan-A and Term Loan-A2 borrowings and 1.25% for Term Loan B borrowings or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit, Term Loan-A and Term Loan-A2 borrowings and 2.25% for Term Loan-B borrowings. The current applicable margins are 0.50% for ABR-based loans, 1.50% for LIBOR-based loans under the revolving credit, Term Loan-A and Term Loan-A2 facilities and 2.25% under the Term Loan-B facility.

As of December 31, 2013, we had no borrowings outstanding pursuant to the terms of our $800 million revolving credit facility and we had $755 million of available borrowing capacity, net of $25 million of outstanding borrowings pursuant to a short-term, on-demand credit facility and $20 million of outstanding letters of credit.

During 2013, we made scheduled principal payments of $72 million on the Term Loan-A and Term Loan A2 facilities. Quarterly installment payments (“Installment Payments”) are due on the Term Loan-A and Term Loan-A2 facilities which approximate $72 million in 2014, $77 million in 2015 and $46 million in 2016. The Installment Payments due on the Term Loan-A and Term Loan-A2 facilities during 2014 are classified as current maturities of long-term debt on our Consolidated Balance Sheet as of December 31, 2013. Although no Installment Payments are due on the Term Loan-B facility, we made optional repayments of $196 million during the fourth quarter of 2013.

In October, 2013 our $275 million accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks was amended to extend the maturity date to October 25, 2016 and reduce the interest rate spread and commitment fee. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At December 31, 2013, we had $240 million of outstanding borrowings and $35 million of additional capacity pursuant to the terms of our accounts receivable securitization program.

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

The average amounts outstanding during each of years 2013, 2012 and 2011 under the current and prior Credit Agreements, demand notes and accounts receivable securitization programs was $2.9 billion, with corresponding interest rates of 2.2%, 2.9% and 3.4% including commitment and facility fees. The maximum amounts outstanding at any month-end were $3.00 billion in 2013, $3.06 billion in 2012 and $3.03 billion in 2011. The effective interest rate on our current and prior Credit Agreements, accounts receivable securitization programs, and demand notes, which includes the respective interest expense, commitment and facility fees, designated interest rate swaps expense and amortization of deferred financing costs and original issue discounts, was 3.6% in 2013, 4.5% in 2012 and 4.6% in 2011.

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates and dividends; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of December 31, 2013.

The carrying values of our debt at December 31, 2013 and 2012 were $3.3 billion and $3.7 billion, respectively. The fair values of our debt at December 31, 2013 and 2012 were $3.4 billion and $3.8 billion, respectively. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was 51% at December 31, 2013 and 58% at December 31, 2012.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2013 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $85 million consisting of: (i) $69 million related to our self-insurance programs, and; (ii) $16 million of other debt and public utility guarantees.

Obligations under operating leases for real property, real property master leases and equipment amount to $307 million as of December 31, 2013. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income. We sublease space in these buildings and any amounts received from these subleases are offset against the expense. In addition, we lease four hospital facilities from the Trust with terms expiring in 2014 and 2016. These leases contain up to three 5-year renewal options. We also lease the real property of certain facilities acquired by us in connection with the acquisition of PSI in November, 2010 and Ascend Health Corporation in October, 2012.

The following represents the scheduled maturities of our contractual obligations as of December 31, 2013:

	Payments Due by Period (dollars in thousands)
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt obligations (a)	$3,309,074	$99,312	$2,943,830	$253,691	$12,241

Estimated future interest payments on debt outstanding as of December 31, 2013 (b)	336,485	123,120	165,904	32,818	14,642
Construction commitment (c)	153,000	22,000	126,000	5,000	0
Purchase and other obligations (d)	261,337	87,427	64,340	65,700	43,870
Operating leases (e)	306,737	55,812	83,576	38,713	128,636
Estimated future payments for defined benefit pension plan, and other retirement plan (f)	222,609	9,121	14,373	15,164	183,951

Total contractual cash obligations	$4,589,242	$396,792	$3,398,023	$411,086	$383,340

(a)	Reflects borrowings outstanding as of December 31, 2013 as discussed in Note 4 to the Consolidated Financial Statements.
(b)	Assumes that all debt outstanding as of December 31, 2013, including borrowings under our Credit Agreement, demand note and accounts receivable securitization program, remain outstanding until the final maturity of the debt agreements at the same interest rates (some of which are floating) which were in effect as of December 31, 2013. We have the right to repay borrowings upon short notice and without penalty, pursuant to the terms of the Credit Agreement, demand note and accounts receivable securitization program. Also includes the impact of various interest rate swap and cap agreements in effect as of December 31, 2013, as calculated to maturity dates utilizing the applicable floating interest rates in effect as of December 31, 2013.
(c)	Estimated construction cost of a newly constructed acute care hospital located in Henderson, Nevada. We are required to build this hospital, on which construction has not yet begun, pursuant to an agreement with a third party. In addition to this new hospital project, we had various other projects under construction as of December 31, 2013 with estimated additional cost to complete and equip of approximately $155 million. Because we can terminate substantially all of the related construction contracts at any time without paying a termination fee, these costs are excluded from the above table except for the amount contractually committed to a third-party.

(d)	Consists of: (i) $76 million related to long-term contracts with third-parties consisting primarily of certain revenue cycle data processing services for our acute care facilities; (ii) $149 million related to the future expected costs to be paid to a third-party vendor in connection with the on-going operation of an electronic health records application (“EHR”) for each of our acute care facilities (please see Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Medicare for additional disclosure); (iii) $33 million purchase commitment expected to be incurred in 2014 related to certain equipment for our acute care hospitals, and; (iv) a $3 million liability for physician commitments expected to be paid in the future.
(e)	Reflects our future minimum operating lease payment obligations related to our operating lease agreements outstanding as of December 31, 2013 as discussed in Note 7 to the Consolidated Financial Statements. Some of the lease agreements provide us with the option to renew the lease and our future lease obligations would change if we exercised these renewal options.
(f)	Consists of $205 million of estimated future payments related to our non-contributory, defined benefit pension plan (estimated through 2088), as disclosed in Note 8 to the Consolidated Financial Statements, and $17 million of estimated future payments related to another retirement plan liability. Included in our other assets as of December 31, 2013 was a $3 million asset recorded in connection with the non-contributory, defined benefit pension plan and included in other non-current liabilities as of December 31, 2013 was a $13 million liability recorded in connection with the other retirement plan.

As of December 31, 2013, the total accrual for our professional and general liability claims was $206 million, of which $44 million is included in other current liabilities and $162 million is included in other non-current liabilities. We exclude the $206 million for professional and general liability claims from the contractual obligations table because there are no significant contractual obligations associated with these liabilities and because of the uncertainty of the dollar amounts to be ultimately paid as well as the timing of such payments. Please see Self-Insured Risks above for additional disclosure related to our professional and general liability claims and reserves.

In connection with five acute care facilities located in Las Vegas, Nevada, the minority ownership interests of which are reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owners have certain “put rights”, that are currently exercisable, that if exercised, require us to purchase the minority member’s interests at fair market value. The put rights are exercisable upon the occurrence of: (i) certain specified financial conditions falling below established thresholds; (ii) breach of the management contract by the managing member (a subsidiary of ours), or; (iii) if the minority member’s ownership percentage is reduced to less than certain thresholds. In connection with a behavioral health care facility located in Philadelphia, Pennsylvania and acquired by us as part of the PSI acquisition, the minority ownership interest of which is also reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owner has a “put option” to put its entire ownership interest to us at any time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value. As of December 31, 2013, we believe the fair market value of the minority ownership interests in these facilities, pursuant to the terms of the put options, approximates the $218 million aggregate book value of the redeemable noncontrolling interests. We exclude the approximate amount that we may be required to pay to repurchase these minority ownership interests from the contractual obligations table because of the uncertainty as to: (i) whether or not the put rights will actually be exercised; (ii) the dollar amounts that would be paid if the put rights were exercised, and; (iii) the timing of such payments.

Additionally, the table above does not include $3 million of the total unrecognized tax benefits for uncertain tax positions as of December 31, 2013. Due to the high degree of uncertainty regarding the timing of potential cash flows, we cannot reasonably estimate the settlement periods for which the amounts may be utilized.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during 2013 and 2012 and determined the hedges to be highly effective. We also determined that any portion of the hedges deemed to be ineffective was de minimis and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. However, at December 31, 2013, each swap agreement entered into by us was in a net liability position which would require us to make the net settlement payments to the counterparties. We do not anticipate nonperformance by our counterparties. We do not hold or issue derivative financial instruments for trading purposes.

During 2011, we entered into a forward starting interest rate cap on a total notional amount of $450 million from December, 2011 to December, 2012 reducing to $400 million from December, 2012 to December, 2013 whereby we paid a premium of $740,000 in exchange for the counterparty agreeing to pay the difference between 7.00% and three-month LIBOR if the three-month LIBOR rate rises above 7.00% during the term of the cap. The three-month LIBOR never reached 7.00% during the term of the cap, which expired in December, 2013, and therefore no payment was made to us.

We also entered into six forward starting interest rate swaps in 2011 whereby we pay a fixed rate on a total notional amount of $425 million and receive three-month LIBOR. Three of these swaps with a total notional amount of $225 million became effective in March, 2011 and will mature in May, 2015. The average fixed rate payable on these swaps is 1.91%. The three remaining interest rate swaps with total notional amounts of $75 million, $25 million and $100 million became effective in December, 2011 and have corresponding fixed rates of 1.32%, 1.96% and 2.50%. The $75 million and $25 million interest rate swaps matured in December, 2012 and December, 2013, respectively, and the $100 million interest rate swap is scheduled to mature in December, 2014.

During 2010, we entered into four forward starting interest rate swaps whereby we pay a fixed rate on a total notional amount of $600 million and receive three-month LIBOR. Each of the four swaps became effective in December, 2011 and will mature in May, 2015. The average fixed rate payable on these swaps is 2.38%.

During the fourth quarter of 2007, we entered into two interest rate swaps whereby we paid a fixed rate on a total notional principal amount of $150 million and received three-month LIBOR. Each of the two interest rate swaps, which are now expired, had an initial notional principal amount of $75 million. The fixed rate payable on one of the interest rate swaps was 4.87% and it matured in October, 2011. The fixed rate payable on the other interest rate swap, on which the notional principal amount reduced to $50 million in October, 2010, was 4.76% and it matured in October, 2012.

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based primarily on quotes from banks. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. The fair value of our interest rate swaps was a liability of $24 million at December 31, 2013, of which $19 million is included in other current liabilities and $5 million is included in other noncurrent liabilities on the accompanying balance sheet. At December 31, 2012, the fair value of our interest rate swaps was a liability of $41 million, substantially all of which is included in other noncurrent liabilities on the accompanying balance sheet.

The table below presents information about our long-term financial instruments that are sensitive to changes in interest rates as of December 31, 2013. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by contractual maturity dates.

Maturity Date, Fiscal Year Ending December 31

(Dollars in thousands)

	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt:
Fixed rate:
Debt	$1,909	$18,003	$401,720	$1,798	$251,893	$12,241	$687,564
Average interest rates	7.0%	7.0%	7.0%	6.9%	6.9%	6.1%	6.8%
Variable rate:
Debt	$97,403	$121,258	$2,402,849				$2,621,510
Average interest rates	1.8%	1.8%	1.8%				1.8%
Interest rate swaps:
Notional amount	$100,000	$825,000					$925,000
Average interest rates	2.5%	2.3%					2.3%

As calculated based upon our variable rate debt outstanding as of December 31, 2013 that is subject to interest rate fluctuations, each 1% change in interest rates would impact our pre-tax income by approximately $17 million.

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

As of December 31, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934, as amended, and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria on Internal Control—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2013, based on criteria in Internal Control—Integrated Framework (1992), issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in its report which appears herein.

ITEM 9B	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013. See also “Executive Officers of the Registrant” appearing in Item 1 hereof.

ITEM 11.	Executive Compensation

There is hereby incorporated by reference the information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013.

ITEM 14.	Principal Accountant Fees and Services.

There is hereby incorporated by reference the information to appear under the caption “Relationship with Independent Auditors” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013.

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

10.1* Employment Agreement, dated as of July 24, 2013, by and between Universal Health Services, Inc. and Alan B. Miller, previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 26, 2013, is incorporated herein by reference.

10.2 Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc., previously filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

10.3 Agreement, dated December 6, 2013, to renew Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

10.23 Second Amendment to Amended and Restated Credit and Security Agreement, dated as of October 25, 2013, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 30, 2013, is incorporated herein by reference.

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

10.27 Credit Agreement, dated as of November 15, 2010 and amended and restated as of September 21, 2012, by and among Universal Health Services, Inc. (the borrower), the several lenders from time to time parties thereto, Credit Agricole Corporate and Investment Bank, Mizuho Corporate Bank LTD., Royal Bank of Canada and The Royal Bank of Scotland PLC (as co-documentation agents), Bank of Tokoyo-Mitsubishi UFJ Trust Company, Bank of America N.A. and Suntrust Bank (as co-syndication agents), and JPMorgan Chase Bank, N.A. (as administrative agent), previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 26, 2012, is incorporated herein by reference.

10.28 Second Amendment, dated as of September 21, 2012, to the Credit Agreement, dated as of November 15, 2010 (as amended from time to time), among Universal Health Services, Inc., a Delaware corporation, the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other agents party thereto, previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 26, 2012, is incorporated herein by reference.

10.29 Third Amendment, dated as of May 16, 2013, to the Credit Agreement, dated as of November 15, 2010, as amended from time to time, among Universal Health Services, Inc., a Delaware corporation, the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other agents party thereto, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 17, 2013, is incorporated herein by reference.

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

February 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ ALAN B. MILLER Alan B. Miller	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2014

/S/ MARC D. MILLER Marc D. Miller	Director and President	February 27, 2014

/S/ LAWRENCE S. GIBBS Lawrence S. Gibbs	Director	February 27, 2014

/S/ JOHN H. HERRELL John H. Herrell	Director	February 27, 2014

/S/ ROBERT H. HOTZ Robert H. Hotz	Director	February 27, 2014

/S/ EILEEN C. MCDONNELL Eileen C. McDonnell	Director	February 27, 2014

/S/ ANTHONY PANTALEONI Anthony Pantaleoni	Director	February 27, 2014

/S/ STEVE FILTON Steve Filton	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 27, 2014

UNIVERSAL HEALTH SERVICES, INC.

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Universal Health Services, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Universal Health Services, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, financial statement schedule, and for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in item 9A as Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 27, 2014

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
Net revenues before provision for doubtful accounts	$8,411,038	$7,688,071	$7,356,798
Less: Provision for doubtful accounts	1,127,216	726,671	596,576

Net revenues	7,283,822	6,961,400	6,760,222
Operating charges:
Salaries, wages and benefits	3,604,620	3,440,917	3,326,378
Other operating expenses	1,468,744	1,376,122	1,353,693
Supplies expense	821,089	799,621	805,489
Depreciation and amortization	337,172	302,426	287,211
Lease and rental expense	97,758	94,885	90,323
Transaction costs	0	5,716	0
Electronic health records incentive income	(61,024)	(30,038)	0
Costs related to extinguishment of debt	0	29,170	0

	6,268,359	6,018,819	5,863,094

Income from operations	1,015,463	942,581	897,128
Interest expense, net	146,131	178,918	200,792

Income before income taxes	869,332	763,663	696,336
Provision for income taxes	315,309	274,616	247,466

Net income	554,023	489,047	448,870
Less: Net income attributable to noncontrolling interests	43,290	45,601	50,703

Net income attributable to UHS	$510,733	$443,446	$398,167

Basic earnings per share attributable to UHS	$5.21	$4.57	$4.09

Diluted earnings per share attributable to UHS	$5.14	$4.53	$4.04

Weighted average number of common shares—basic	98,033	96,821	97,199
Add: Other share equivalents	1,328	890	1,338

Weighted average number of common shares and equivalents—diluted	99,361	97,711	98,537

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
Net income	$554,023	$489,047	$448,870
Other comprehensive income (loss):
Unrealized derivative gains (losses) on cash flow hedges	16,963	6,677	(37,477)
Amortization of terminated hedge	(336)	(336)	(336)
Minimum Pension Liability	14,657	4,986	(12,397)

Other comprehensive income (loss) before tax	31,284	11,327	(50,210)
Income tax (benefit) expense related to items of other comprehensive income	11,940	4,306	(19,174)

Total other comprehensive income (loss), net of tax	19,344	7,021	(31,036)

Comprehensive income	573,367	496,068	417,834
Less: Comprehensive income attributable to noncontrolling interests	43,290	45,601	50,703

Comprehensive income attributable to UHS	$530,077	$450,467	$367,131

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(Dollar amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$17,238	$23,471
Accounts receivable, net	1,116,961	1,067,197
Supplies	101,781	99,000
Deferred income taxes	119,903	104,461
Other current assets	76,446	87,936
Assets of facilities held for sale	0	25,431

Total current assets	1,432,329	1,407,496

Property and Equipment
Land	388,190	387,248
Buildings and improvements	3,593,055	3,366,146
Equipment	1,496,707	1,344,643
Property under capital lease	27,636	27,836

	5,505,588	5,125,873
Accumulated depreciation	(2,249,733)	(1,986,110)

	3,255,855	3,139,763
Construction-in-progress	186,314	242,472

	3,442,169	3,382,235
Other assets:
Goodwill	3,049,016	3,036,765
Deferred charges	57,881	75,888
Other	330,328	298,459

	3,437,225	3,411,112

	$8,311,723	$8,200,843

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$99,312	$2,589
Accounts payable	276,911	247,033
Liabilities of facilities held for sale	0	850
Accrued liabilities
Compensation and related benefits	278,206	259,646
Interest	9,577	10,774
Taxes other than income	59,473	49,829
Other	329,282	322,275
Current federal and state income taxes	7,127	1,062

Total current liabilities	1,059,888	894,058

Other noncurrent liabilities	284,589	395,355
Long-term debt	3,209,762	3,727,431
Deferred income taxes	239,148	183,747
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	218,107	234,303
Equity:
Class A Common Stock, voting, $.01 par value; authorized 12,000,000 shares: issued and outstanding 6,595,708 shares in 2013 and 6,625,708 shares in 2012	66	66
Class B Common Stock, limited voting, $.01 par value; authorized 150,000,000 shares: issued and outstanding 91,021,377 shares in 2013 and 90,269,397 shares in 2012	910	903
Class C Common Stock, voting, $.01 par value; authorized 1,200,000 shares: issued and outstanding 664,000 shares in 2013 and 664,000 shares in 2012	7	7
Class D Common Stock, limited voting, $.01 par value; authorized 5,000,000 shares: issued and outstanding 29,999 shares in 2013 and 31,948 shares in 2012	0	0
Cumulative dividends	(225,531)	(205,910)
Retained earnings	3,499,337	2,962,433
Accumulated other comprehensive loss	(24,810)	(44,154)

Universal Health Services, Inc. common stockholders’ equity	3,249,979	2,713,345
Noncontrolling interest	50,250	52,604

Total Equity	3,300,229	2,765,949

	$8,311,723	$8,200,843

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands, except per share data)

	Redeemable Interest	Class A Common	Class B Common	Class C Common	Class D Common	Capital in Excess of Par Value	Cumulative Dividends	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	UHS Common Stockholders’ Equity	Noncontrolling Interest	Total
Balance, January 1, 2011	211,761	67	897	7	0	0	(128,049)	2,125,989	(20,139)	1,978,772	44,999	2,023,771
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	(1)	12	—	—	—	—	12,622	—	12,633	—	12,633
Repurchased	—	—	(16)	—	—	—	—	(60,466)	—	(60,482)	—	(60,482)
Restricted share-based compensation expense	—	—	—	—	—	—	—	1,957	—	1,957	—	1,957
Dividends paid	—	—	—	—	—	—	(19,466)	—	—	(19,466)	—	(19,466)
Stock option expense	—	—	—	—	—	—	—	15,807	—	15,807	—	15,807
Distributions to noncontrolling interests	(31,016)	—	—	—	—	—	—	—	—	—	(7,416)	(7,416)
Comprehensive income:
Net income	37,521	—	—	—	—	—	—	398,167	—	398,167	13,183	411,350
Amortization of terminated hedge (net of income tax effect of $120)	—	—	—	—	—	—	—	—	(216)	(216)	—	(216)
Unrealized derivative losses on cash flow hedges (net of income tax effect of $14,363)	—	—	—	—	—	—	—	—	(23,114)	(23,114)	—	(23,114)
Minimum pension liability (net of income tax effect of $4,691)	—	—	—	—	—	—	—	—	(7,706)	(7,706)	—	(7,706)

Subtotal—comprehensive income	37,521	—	—	—	—	—	—	398,167	(31,036)	367,131	13,183	380,314

Balance, December 31, 2011	218,266	66	893	7	0	0	(147,515)	2,494,076	(51,175)	2,296,352	50,766	2,347,118

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands, except per share data)

	Redeemable Interest	Class A Common	Class B Common	Class C Common	Class D Common	Capital in Excess of Par Value	Cumulative Dividends	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	UHS Common Stockholders’ Equity	Noncontrolling Interest	Total
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	14	—	—	—	—	21,670	—	21,684	—	21,684
Repurchased	—	—	(4)	—	—	—	—	(19,150)	—	(19,154)	—	(19,154)
Restricted share-based compensation expense	—	—	—	—	—	—	—	2,308	—	2,308	—	2,308
Dividends paid	—	—	—	—	—	—	(58,395)	—	—	(58,395)	—	(58,395)
Stock option expense	—	—	—	—	—	—	—	20,083	—	20,083	—	20,083
Distributions to noncontrolling interests	(18,961)	—	—	—	—	—	—	—	—	—	(7,933)	(7,933)
Sale of minority ownership interests in majority owned businesses	—	—	—	—	—	—	—	—	—	—	(832)	(832)
Comprehensive income:
Net income	34,998	—	—	—	—	—	—	443,446	—	443,446	10,603	454,049
Amortization of terminated hedge (net of income tax effect of $120)	—	—	—	—	—	—	—	—	(216)	(216)	—	(216)
Unrealized derivative gains on cash flow hedges (net of income tax effect of $2,528)	—	—	—	—	—	—	—	—	4,149	4,149	—	4,149
Minimum pension liability (net of income tax effect of $1,898)	—	—	—	—	—	—	—	—	3,088	3,088	—	3,088

Subtotal—comprehensive income	34,998	—	—	—	—	—	—	443,446	7,021	450,467	10,603	461,070

Balance, December 31, 2012	$234,303	$66	$903	$7	$0	$0	($205,910)	$2,962,433	($44,154)	$2,713,345	$52,604	$2,765,949

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands, except per share data)

	Redeemable Interest	Class A Common	Class B Common	Class C Common	Class D Common	Capital in Excess of Par Value	Cumulative Dividends	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	UHS Common Stockholders’ Equity	Noncontrolling Interest	Total
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	11	—	—	—	—	26,869	—	26,880	—	26,880
Repurchased	—	—	(4)	—	—	—	—	(27,197)	—	(27,201)	—	(27,201)
Restricted share-based compensation expense	—	—	—	—	—	—	—	664	—	664	—	664
Dividends paid	—	—	—	—	—	—	(19,621)	—	—	(19,621)	—	(19,621)
Stock option expense	—	—	—	—	—	—	—	25,835	—	25,835	—	25,835
Distributions to noncontrolling interests	(48,290)	—	—	—	—	—	—	—	—	—	(13,039)	(13,039)
Other	—	—	—	—	—	—	—	—	—	—	(511)	(511)
Comprehensive income:
Net income	32,094	—	—	—	—	—	—	510,733	—	510,733	11,196	521,929
Amortization of terminated hedge (net of income tax effect of $120)	—	—	—	—	—	—	—	—	(216)	(216)	—	(216)
Unrealized derivative gains on cash flow hedges (net of income tax effect of $6,390)	—	—	—	—	—	—	—	—	10,573	10,573	—	10,573
Minimum pension liability (net of income tax effect of $5,670)	—	—	—	—	—	—	—	—	8,987	8,987	—	8,987

Subtotal—comprehensive income	32,094	—	—	—	—	—	—	510,733	19,344	530,077	11,196	541,273

Balance, December 31, 2013	$218,107	$66	$910	$7	$0	$0	($225,531)	$3,499,337	($24,810)	$3,249,979	$50,250	$3,300,229

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$554,023	$489,047	$448,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	337,356	308,690	295,861
Gains on sales of assets and businesses, net of losses	(3,114)	(27,085)	(452)
Stock based compensation expense	27,783	22,518	18,225
Costs related to extinguishment of debt	0	29,170	0
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(49,708)	(71,068)	(134,838)
Accrued interest	(1,197)	152	(3,577)
Accrued and deferred income taxes	34,861	(5,666)	78,224
Other working capital accounts	26,234	28,554	(28,382)
Other assets and deferred charges	8,984	30,976	37,160
Other	23,485	6,367	(1,387)
Accrued insurance expense, net of commercial premiums paid	(3,821)	62,660	83,612
Payments made in settlement of self-insurance claims	(70,645)	(75,084)	(82,633)

Net cash provided by operating activities	884,241	799,231	710,683

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(358,493)	(363,192)	(285,682)
Acquisition of property and businesses	(12,636)	(527,847)	(29,466)
Proceeds received from sales of assets and businesses	37,482	149,311	67,592
Costs incurred for purchase and implementation of electronic health records application	(49,811)	(54,362)	(38,249)
Return of deposit on terminated purchase agreement	0	6,500	0

Net cash used in investing activities	(383,458)	(789,590)	(285,805)

Cash Flows from Financing Activities:
Reduction of long-term debt	(440,224)	(849,647)	(381,517)
Additional borrowings	15,761	913,500	98,100
Financing costs	(231)	(8,283)	(23,608)
Repurchase of common shares	(27,201)	(19,154)	(60,482)
Dividends paid	(19,621)	(58,395)	(19,466)
Issuance of common stock	5,708	5,435	4,779
Excess income tax benefits related to stock based compensation	20,121	16,040	7,568
Profit distributions to noncontrolling interests	(61,329)	(26,895)	(38,497)

Net cash used in financing activities	(507,016)	(27,399)	(413,123)

(Decrease) increase in cash and cash equivalents	(6,233)	(17,758)	11,755
Cash and cash equivalents, beginning of period	23,471	41,229	29,474

Cash and cash equivalents, end of period	$17,238	$23,471	$41,229

Supplemental Disclosures of Cash Flow Information:
Interest paid	$131,259	$157,415	$176,328

Income taxes paid, net of refunds	$259,896	$264,824	$163,029

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

B) Revenue Recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 38% of our net patient revenues during 2013, 39% during 2012 and 41% during 2011. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 49% of our net patient revenues during each of 2013 and 2012 and 47% during 2011.

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

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our Consolidated Balance Sheets. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we cannot provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our results in 2013, 2012 or 2011.

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

Our accounts receivable as of December 31, 2013, 2012 and 2011 includes amounts due from Illinois of approximately $49 million, $70 million and $54 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $28 million as of December 31, 2013, $51 million as of December 31, 2012 and $41 million as of December 31, 2011, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. In addition, our accounts receivable as of December 31, 2013 includes approximately $46 million due from Texas in connection with Medicaid supplemental payment programs the majority of which we expect to collect during the second quarter of 2014. Although the accounts receivable due from Illinois and Texas could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us (we have received $27 million of cash remittances from Illinois in January, 2014), no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois and/or Texas. Failure to ultimately collect all outstanding amounts due from these states would have an adverse impact on our future consolidated results of operations and cash flows.

On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. Our accounts receivable are recorded net of allowance for doubtful accounts of $395 million and $311 million at December 31, 2013 and 2012, respectively.

D) Concentration of Revenues: Our five majority owned acute care hospitals in the Las Vegas, Nevada market contributed, on a combined basis, 14% of our consolidated net revenues in each of 2013 and 2012 and 15% in 2011. On a combined basis, our facilities in the McAllen/Edinburg, Texas market (consisting of three acute care facilities, a children’s hospital and a behavioral health facility) contributed 4% of our consolidated net revenues in each of 2013 and 2012 and 5% in 2011.

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

Uncompensated care:

The following table shows the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the years ended December 31, 2013, 2012 and 2011:

	(dollar amounts in thousands)
	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Charity care	$593,474	59%	$778,268	74%	$804,301	84%
Uninsured discounts	405,296	41%	267,304	26%	151,447	16%

Total uncompensated care	$998,770	100%	$1,045,572	100%	$955,748	100%

In addition, the provision for doubtful accounts at our acute care hospitals were approximately $1.02 billion during 2013, $635 million during 2012 and $519 million during 2011.

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

	(amounts in thousands)
	2013	2012	2011
Estimated cost of providing charity care	$95,675	$131,890	$145,350
Estimated cost of providing uninsured discounts related care	65,338	45,299	27,363

Estimated cost of providing uncompensated care	$161,013	$177,189	$172,713

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

Medicaid EHR incentive payments: Medicaid EHR incentive payments are determined based upon prior period cost report information available at the time our hospitals met the “meaningful use” criteria. Therefore, the majority of the Medicaid EHR incentive income recognition occurred in the period in which the applicable hospitals were deemed to have met initial “meaningful use” criteria. Upon meeting subsequent fiscal year “meaningful use” criteria, our hospitals may become entitled to additional Medicaid EHR incentive payments which will be recognized as incentive income in future periods. Medicaid EHR incentive payments received prior to our hospitals meeting the “meaningful use” criteria were included in other current liabilities (as deferred EHR incentive income) in our consolidated balance sheet.

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

We capitalize interest expense on major construction projects while in progress. We capitalized interest on major construction projects and the development and implementation of electronic health records applications amounting to $4.9 million during 2013, $5.7 million during 2012 and $400,000 during 2011.

Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (twenty to forty years) and equipment (three to fifteen years). Depreciation expense (excluding discontinued operations) was $285.6 million during 2013, $270.5 million during 2012 and $262.1 million during 2011.

I) Long-Lived Assets: We review our long-lived assets, including intangible assets, for impairment whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flow. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to its estimated fair value and an impairment loss is recognized. Fair values are determined based on estimated future cash flows using appropriate discount rates.

J) Goodwill and Intangible Assets: Goodwill and indefinite-lived intangible assets are reviewed for impairment at the reporting unit level on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. We have designated September 1st as our annual impairment assessment date and performed an impairment assessment as of September 1, 2013 which indicated no impairment of goodwill or indefinite-lived intangible assets. There were also no impairments during 2012 or 2011. Future changes in the estimates used to conduct the impairment review, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill or indefinite-lived intangible assets.

Changes in the carrying amount of goodwill for the two years ended December 31, 2013 were as follows (in thousands):

	Acute Care Services	Behavioral Health Services	Total Consolidated
Balance, January 1, 2012	$389,484	$2,238,118	$2,627,602
Goodwill acquired during the period	11,110	434,551	445,661
Goodwill divested during the period	(17,450)	(1,902)	(19,352)
Adjustments to goodwill (a)	(448)	(16,698)	(17,146)

Balance, January 1, 2013	382,696	2,654,069	3,036,765
Adjustments to goodwill (b)	315	11,936	12,251

Balance, December 31, 2013	$383,011	$2,666,005	$3,049,016

(a)	The reduction to the Behavioral Health Services’ goodwill consists primarily of a reclassification to “assets of facilities held for sale” and represents the goodwill attributable to Peak Behavioral Health Services which we agreed to divest pursuant to our agreement with the Federal Trade Commission in connection with our acquisition of Ascend Health Corporation in October, 2012. Adjustments to prior year purchase price allocations for Acute Care and Behavioral Health Services are also included.
(b)	The increase in the Behavioral Health Services’ goodwill consists primarily of an amount that was reclassified from other assets.

K) Other Assets: Other assets consist primarily of amounts related to: (i) intangible assets acquired in connection with our acquisition of Psychiatric Solutions, Inc. (“PSI”) in November, 2010 and Ascend Health Corporation in October, 2012, consisting of Medicare licenses, certificates of need and contracts to manage the operations of behavioral health services owned by third-parties (PSI only); (ii) prepaid fees for various software and other applications used by our hospitals; (iii) costs incurred in connection with the purchase and implementation of an electronic health records application for each of our acute care facilities; (iv) deposits; (v) investments in various businesses, including Universal Health Realty Income Trust; (vi) the invested assets related to a deferred compensation plan that is held by an independent trustee in a rabbi-trust and that has a related payable included in other noncurrent liabilities; (vii) the estimated future payments related to physician-related contractual commitments, as discussed below, and; (viii) other miscellaneous assets. As of December 31, 2013 and 2012, other intangible assets, net of accumulated amortization, were approximately $97 million and $99 million, respectively.

L) Physician Guarantees and Commitments: As of December 31, 2013 and 2012, our accrued liabilities-other, and our other assets included $3 million, as of each respective date, of estimated future payments related to physician-related contractual commitments. The $3 million of potential future financial obligations outstanding as of December 31, 2013 are potential 2014 obligations.

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

See Note 6—Income Taxes, for additional disclosure.

O) Other Noncurrent Liabilities: Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves, pension and deferred compensation liabilities, liability incurred in connection with split-dollar life insurance agreements on the lives of our chief executive officer and his wife and interest rate swap liabilities.

P) Redeemable Noncontrolling Interests and Noncontrolling Interest: Outside owners hold noncontrolling, minority ownership interests of: (i) approximately 28% in our five acute care facilities located in Las Vegas, Nevada; (ii) 20% in an acute care facility located in Washington, D.C.; (iii) approximately 11% in an acute care facility located in Laredo, Texas, and; (iv) 20% in a behavioral health care facility located in Philadelphia, Pennsylvania. The redeemable noncontrolling interest balances of $218 million and $234 million as of December 31, 2013 and 2012, respectively, and the noncontrolling interest balances of $50 million and $53 million as of December 31, 2013 and 2012, respectively, consist primarily of the third-party ownership interests in these hospitals.

In connection with the five acute care facilities located in Las Vegas, Nevada, the minority ownership interests of which are reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owners have certain “put rights”, that are currently exercisable, that if exercised, require us to purchase the minority member’s interests at fair market value. The put rights are exercisable upon the occurrence of: (i) certain specified financial conditions falling below established thresholds; (ii) breach of the management contract by the managing member (a subsidiary of ours), or; (iii) if the minority member’s ownership percentage is reduced to less than certain thresholds. In connection with the behavioral health care facility located in Philadelphia, Pennsylvania, the minority ownership interest of which is also reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owner has a “put option” to put its entire ownership interest to us at any time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value. As of December 31, 2013, we believe the fair market value of the minority ownership interests in these facilities, pursuant to the terms of the put options, approximates the book value of the redeemable noncontrolling interests.

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

The amounts recognized in AOCI for the two years ended December 31, 2013 were as follows (in thousands):

	Net Unrealized Gains (Losses) on Effective Cash Flow Hedges	Minimum Pension Liability	Total AOCI
Balance, January 1, 2012, net of income tax	$(28,460)	$(22,715)	$(51,175)
2012 activity:
Pre-tax amount	6,341	4,986	11,327
Income tax effect	(2,408)	(1,898)	(4,306)

Change, net of income tax	3,933	3,088	7,021

Balance, January 1, 2013, net of income tax	(24,527)	(19,627)	(44,154)
2013 activity:
Pre-tax amount	16,627	14,657	31,284
Income tax effect	(6,270)	(5,670)	(11,940)

Change, net of income tax	10,357	8,987	19,344

Balance, December 31, 2013, net of income tax	$(14,170)	$(10,640)	$(24,810)

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

S) Stock-Based Compensation: At December 31, 2013, we have a number of stock-based employee compensation plans. Pursuant to the FASB’s guidance, we expense the grant-date fair value of stock options and other equity-based compensation pursuant to the straight-line method over the stated vesting period of the award using the Black-Scholes option-pricing model.

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

The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

	Twelve Months Ended December 31,
	2013	2012	2011
Basic and diluted:
Net Income	$554,023	$489,047	$448,870
Less: Net income attributable to noncontrolling interest	(43,290)	(45,601)	(50,703)
Less: Net income attributable to unvested restricted share grants	(294)	(497)	(521)

Net income attributable to UHS—basic and diluted	$510,439	$442,949	$397,646

Basic earnings per share attributable to UHS:
Weighted average number of common shares—basic	98,033	96,821	97,199

Total basic earnings per share	$5.21	$4.57	$4.09

Diluted earnings per share attributable to UHS:
Weighted average number of common shares	98,033	96,821	97,199
Net effect of dilutive stock options and grants based on the treasury stock method	1,328	890	1,338

Weighted average number of common shares and equivalents—diluted	99,361	97,711	98,537

Total diluted earnings per share	$5.14	$4.53	$4.04

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all years presented above, excludes certain outstanding stock options applicable to each year since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 4,000 during 2013, 2.0 million during 2012, 1.4 million during 2011.

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

X) GPO Agreement/Minority Ownership Interest: During 2013, we entered into a new group purchasing organization agreement (“GPO”) and acquired a minority interest in the GPO for a nominal amount. In connection with the completion of an initial public offering of the stock of the GPO, during the fourth quarter of 2013, we received cash proceeds for the sale of a portion of our ownership interest, which were recorded as deferred income and included in liabilities on our consolidated balance sheet as of December 31, 2013. The deferred income will be recognized, on a pro rata basis, as a reduction to our supplies expense over the expected life of the GPO agreement. Also in connection with this GPO agreement and related minority interest ownership, we received shares of restricted stock in the GPO which vest ratably over a seven-year period, contingent upon our continued participation and minority ownership interest in the GPO. We will recognize the fair value of this restricted stock, as a reduction to our supplies expense, in our consolidated statements of income on a pro rata basis over the vesting period.

Y) Accounting Standards:

Reporting of Amounts Reclassified out of Other Comprehensive Income: In February 2013, the Financial Accounting Standards Board issued an Accounting Standards Update on reporting of amounts reclassified out of accumulated other comprehensive income. This guidance, which is effective for fiscal years beginning after December 15, 2012, requires companies to provide information about amounts reclassified out of accumulated other comprehensive income by component (the respective line items of the income statement). The adoption of this standard on January 1, 2013 had no impact on our financial position or overall results of operations.

Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities: During the first quarter of 2012, we adopted the Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) No. 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” which required certain health care entities to change the presentation in their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). As a result, the provision for doubtful accounts for our acute care and behavioral health care facilities is reflected as a deduction from net revenues in the accompanying consolidated statements of income for each of the years presented herein. The adoption of this standard had no impact on our financial position or overall results of operations.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward Exists: In July 2013, the Financial Accounting Standards Board issued guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance is a change in financial statement presentation only and has no material impact in the consolidated financial results. The guidance is effective beginning January 1, 2014 on either a prospective or retrospective basis.

2) ACQUISITIONS AND DIVESTITURES

Year ended December 31, 2013:

2013 Acquisitions of Assets and Businesses:

During 2013, we spent an aggregate of $13 million for the purchase of real property located in Pennsylvania, Nevada and Arizona. The aggregate net purchase price of these properties was allocated to property and equipment on our consolidated balance sheet.

2013 Divestiture of Assets and Businesses:

During 2013, we received an aggregate of $37 million in connection with the divestiture of Peak Behavioral Health Services (sold during the second quarter of 2013) and certain other assets and real property including three previously closed behavioral health care facilities. As discussed below in Discontinued Operations, we agreed to sell Peak Behavioral Health Services as part of our agreement with the Federal Trade Commission (“FTC”) in connection with our acquisition of Ascend Health Corporation (“Ascend”) in October of 2012. The aggregate pre-tax gain on these divestitures was approximately $3 million and in included in our 2013 consolidated results of operations.

Year ended December 31, 2012:

2012 Acquisitions of Assets and Businesses:

During 2012, we spent $528 million to acquire the following assets and businesses:

•	spent $503 million to acquire 9 behavioral health care facilities from Ascend in October, 2012, and;

•	spent $25 million in connection with the acquisition of physician practices and various real property.

The aggregate net purchase price of the facilities was allocated to assets and liabilities based on their estimated fair values as follows:

Amount (000s)
Working capital, net	$21,000
Property & equipment	60,000
Goodwill	446,000
Other assets	9,000
Income tax assets, net of deferred tax liabilities	(1,000)
Other liabilities	(7,000)

Cash paid in 2012 for acquisitions	$528,000

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

Assuming the acquisition of Ascend occurred on January 1, 2011, our 2011 unaudited pro forma net revenues would have been approximately $6.90 billion and our unaudited pro forma net income attributable to UHS and unaudited pro forma net income attributable to UHS per diluted share would have been $401 million and $4.06 per diluted share, respectively. The 2011 unaudited pro forma net income attributable to UHS and unaudited pro forma net income attributable to UHS per diluted share include the after-tax impact of the transaction costs incurred by us in connection with the acquisition of Ascend amounting to $5 million or $.06 per diluted share. Our 2012 unaudited pro forma net revenues would have been approximately $7.11 billion and our unaudited pro forma net income attributable to UHS and unaudited pro forma net income attributable to UHS per diluted share would have been $464 million and $4.74 per diluted share, respectively.

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

2012 Divestiture of Assets and Businesses:

During 2012, we received $149 million from the divestiture of assets and businesses, including the following:

•	received $93 million for the sale of Auburn Regional Medical Center (“Auburn”), a 159-bed acute care hospital located in Auburn, Washington (sold in October of 2012);

•

received $50 million for the sale of the Hospital San Juan Capestrano, a 108-bed acute care hospital located in Rio Piedras, Puerto Rico (sold in January of 2012 pursuant to our below-mentioned agreement with the FTC in connection with our acquisition of PSI in November, 2010), and;

•

received an aggregate of $6 million for the sale of the real property of two non-operating behavioral health facilities and our majority ownership interest in an outpatient surgery center located in Puerto Rico.

Included in our 2012 consolidated results of operations was a $26 million pre-tax gain on the divestiture of Auburn. The divestiture of San Juan Capestrano (in January, 2012) did not have a material impact on our consolidated results of operations.

Year ended December 31, 2011:

2011 Acquisitions of Assets and Businesses:

During 2011, we spent $29 million on the acquisition of businesses and real property, including the following:

•	the acquisition of administrative office buildings located in Pennsylvania, Tennessee and a multi-tenant office building located in Washington D.C.;

•	a deposit in made connection with execution of a purchase agreement for an acute care hospital in Texas which has since been terminated and the deposit returned to us in 2012, and;

•	the acquisition of a cardiology practice in Texas.

The aggregate net cash expenditure related to the properties and/or businesses was allocated to assets and liabilities based on their estimated fair values as follows:

Amount (000s)
Property, plant & equipment	$35,000
Other assets/deposits	11,000
Debt	(17,000)

Cash paid in 2011 for acquisitions and deposits	$29,000

2011 Divestitures of Assets and Businesses:

During 2011, we received $68 million from the divestiture of assets and businesses, including the following:

•	the sale of three behavioral healthcare facilities (one located in Delaware and two located in Nevada) pursuant to the below-mentioned agreement with the FTC in connection with our acquisition of PSI;

•	sale of our majority ownership interest in a radiation oncology center located in Nevada, and;

•	the real property of a closed acute care hospital.

The aggregate pre-tax net gain on these divestitures did not have a material impact on our 2011 consolidated results of operations.

Discontinued Operations:

In connection with the receipt of antitrust clearance from the FTC in connection with our acquisition of Ascend in October of 2012, we agreed to certain conditions, including the divestiture of Peak Behavioral Health Services (“Peak”), a 104-bed behavioral health care facility located in Santa Teresa, New Mexico. The divestiture of Peak was completed during the second quarter of 2013 for total cash proceeds of approximately $24 million resulting in a pre-tax gain of approximately $3 million which is included in our 2013 consolidated financial statements.

In October of 2012, we completed the divestiture of Auburn, a 159-bed acute care hospital located in Auburn, Washington, for total cash proceeds of approximately $93 million. This divestiture resulted in a pre-tax gain of $26 million which was included in our 2012 consolidated financial statements.

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

The following table shows the results of operations for Auburn and Peak and the former PSI facilities located in Delaware and Nevada, on a combined basis, which were reflected as discontinued operations during our period of ownership for each of the years presented herein (amounts in thousands):

	2013	2012	2011
Net revenues	$7,813	$95,226	$159,218
Income (loss) from discontinued operations, before income taxes	932	(3,472)	10,422
Gain on divestiture	3,080	26,419	442

Income from discontinued operations, before income tax expense	4,012	22,947	10,864
Income tax expense	(1,506)	(8,688)	(4,113)

Income from discontinued operations, net of income taxes	$2,506	$14,259	$6,751

3) FINANCIAL INSTRUMENTS

Fair Value Hedges:

During 2013, 2012 and 2011, we had no fair value hedges outstanding.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during 2013 and 2012 and determined the hedges to be highly effective. We also determined that any portion of the hedges deemed to be ineffective was de minimis and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. However, at December 31, 2013, each swap agreement entered into by us was in a net liability position which would require us to make the net settlement payments to the counterparties. We do not anticipate nonperformance by our counterparties. We do not hold or issue derivative financial instruments for trading purposes.

During 2011, we entered into a forward starting interest rate cap on a total notional amount of $450 million from December, 2011 to December, 2012 reducing to $400 million from December, 2012 to December, 2013 whereby we paid a premium of $740,000 in exchange for the counterparty agreeing to pay the difference between 7.00% and three-month LIBOR if the three-month LIBOR rate rises above 7.00% during the term of the cap. The three-month LIBOR never reached 7.00% during the term of the cap, which expired in December, 2013, and therefore no payment was made to us.

We also entered into six forward starting interest rate swaps in 2011 whereby we pay a fixed rate on a total notional amount of $425 million and receive three-month LIBOR. Three of these swaps with a total notional amount of $225 million became effective in March, 2011 and will mature in May, 2015. The average fixed rate payable on these swaps is 1.91%. The three remaining interest rate swaps with total notional amounts of $75 million, $25 million and $100 million became effective in December, 2011 and have corresponding fixed rates of 1.32%, 1.96% and 2.50%. The $75 million and $25 million interest rate swaps matured in December, 2012 and December, 2013, respectively, and the $100 million interest rate swap is scheduled to mature in December, 2014.

During 2010, we entered into four forward starting interest rate swaps whereby we pay a fixed rate on a total notional amount of $600 million and receive three-month LIBOR. Each of the four swaps became effective in December, 2011 and will mature in May, 2015. The average fixed rate payable on these swaps is 2.38%.

During the fourth quarter of 2007, we entered into two interest rate swaps whereby we paid a fixed rate on a total notional principal amount of $150 million and received three-month LIBOR. Each of the two interest rate swaps, which are now expired, had an initial notional principal amount of $75 million. The fixed rate payable on one of the interest rate swaps was 4.87% and it matured in October, 2011. The fixed rate payable on the other interest rate swap, on which the notional principal amount reduced to $50 million in October, 2010, was 4.76% and it matured in October, 2012.

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based primarily on quotes from banks. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. The fair value of our interest rate swaps was a liability of $24 million at December 31, 2013, of which $19 million is included in other current liabilities and $5 million is included in other noncurrent liabilities on the accompanying balance sheet. At December 31, 2012, the fair value of our interest rate swaps was a liability of $41 million, substantially all of which is included in other noncurrent liabilities on the accompanying balance sheet.

4) LONG-TERM DEBT

A summary of long-term debt follows:

	December 31,
	2013	2012
	(amounts in thousands)
Long-term debt:
Notes payable and Mortgages payable (including obligations under capitalized leases of $6,633 in 2013 and $8,267 in 2012) and term loans with varying maturities through 2037; weighted average interest rates of 5.9% in each of 2013 and 2012 (see Note 7 regarding capitalized leases)	$37,553	$47,216
Revolving credit and on-demand credit facility	25,500	163,500
Term Loan A, net of unamortized discount of $3,340 in 2013 and $4,612 in 2012	935,308	983,438
Term Loan B, net of unamortized discount of $6,473 in 2013 and $8,724 in 2012	543,527	737,176
Term Loan A2	871,875	894,375
Revenue bonds, interest at floating rates of 0.1% at December 31, 2013 and 0.2% at December 31, 2012, with varying maturities through 2015	5,300	5,300
Accounts receivable securitization program	240,000	249,000
7.125% Senior Secured Notes due 2016, including unamortized net premium of $11 in 2013 and $15 in 2012	400,011	400,015
7.00% Senior Unsecured Notes due 2018	250,000	250,000

	3,309,074	3,730,020
Less-Amounts due within one year	(99,312)	(2,589)

	$3,209,762	$3,727,431

In May, 2013, we entered into a third amendment (the “Third Amendment”) to the credit agreement, dated as of November 15, 2010 (as amended from time to time, the “Credit Agreement”), which became effective that day, among UHS, the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other agents party thereto. The Third Amendment provides for a reduction in the interest rates payable in connection with certain borrowings under the Credit Agreement. Upon the effectiveness of the Third Amendment, UHS replaced its existing $745.9 million senior secured Tranche B term loan with a new senior secured Tranche B-1 term loan in the same amount on substantially the same terms as the Tranche B term loan, other than lower interest rates. Borrowings under the Tranche B-1 term loan bear interest at a rate per annum equal to, at our election, one, two, three or six month LIBOR, plus an applicable margin of 2.25% or ABR plus an applicable margin of 1.25%. The minimum LIBOR and ABR rates for the Tranche B term loan of 1.0% and 2.0%, respectively, were eliminated.

In September, 2012, we entered into a second amendment (“Second Amendment”) to our Credit Agreement which provided for: (i) a new $900 million Term Loan-A (“Term Loan A2”) at the same interest rates as our existing Term Loan A and a final maturity date of August 15, 2016; (ii) the extension of the maturity date on a substantial portion of our $800 million revolving credit facility commitment with $777 million of the commitment extended to mature on August 15, 2016 and the remaining $23 million commitment scheduled to mature on November 15, 2015 (there were no borrowings outstanding pursuant to our revolving credit facility as of December 31, 2013), and; (iii) the extension of the maturity date on a substantial portion of our Term Loan-A borrowings which, based upon the outstanding Term Loan-A borrowings as of December 31, 2013, $892 million is scheduled to mature on August 15, 2016 and the remaining $43 million is scheduled to mature on November 15, 2015. The Second Amendment also provides for increased flexibility for refinancing and certain other modifications but substantially all other terms of the Credit Agreement remain unchanged.

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

The Credit Agreement, as amended, is a senior secured facility which, as of December 31, 2013, provided for an aggregate commitment amount of $3.16 billion, comprised of an $800 million revolving credit facility, a $939 million Term Loan-A facility, a $550 million Term Loan-B facility and a $872 million Term Loan-A2 facility. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by substantially all of the assets of the Company and our material subsidiaries and guaranteed by our material subsidiaries.

Borrowings under the Credit Agreement bear interest at either (1) the ABR rate which is defined as the rate per annum equal to, at our election: the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit, Term Loan-A and Term Loan-A2 borrowings and 1.25% for Term Loan B borrowings or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit, Term Loan-A and Term Loan-A2 borrowings and 2.25% for Term Loan-B borrowings. The current applicable margins are 0.50% for ABR-based loans, 1.50% for LIBOR-based loans under the revolving credit, Term Loan-A and Term Loan-A2 facilities and 2.25% under the Term Loan-B facility.

As of December 31, 2013, we had no borrowings outstanding pursuant to the terms of our $800 million revolving credit facility and we had $755 million of available borrowing capacity, net of $25 million of outstanding borrowings pursuant to a short-term, on-demand credit facility and $20 million of outstanding letters of credit.

During 2013, we made scheduled principal payments of $72 million on the Term Loan-A and Term Loan A2 facilities. Quarterly installment payments (“Installment Payments”) are due on the Term Loan-A and Term Loan-A2 facilities which approximate $72 million in 2014, $77 million in 2015 and $46 million in 2016. The Installment Payments due on the Term Loan-A and Term Loan-A2 facilities during 2014 are classified as current maturities of long-term debt on our Consolidated Balance Sheet as of December 31, 2013. Although no Installment Payments are due on the Term Loan-B facility, we made optional repayments of $196 million during the fourth quarter of 2013.

In October, 2013 our $275 million accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks was amended to extend the maturity date to October 25, 2016 and reduce the interest rate spread and commitment fee. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At December 31, 2013, we had $240 million of outstanding borrowings and $35 million of additional capacity pursuant to the terms of our accounts receivable securitization program.

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

The average amounts outstanding during each of years 2013, 2012 and 2011 under the current and prior Credit Agreements, demand notes and accounts receivable securitization programs was $2.9 billion, with corresponding interest rates of 2.2%, 2.9% and 3.4% including commitment and facility fees. The maximum amounts outstanding at any month-end were $3.00 billion in 2013, $3.06 billion in 2012 and $3.03 billion in 2011. The effective interest rate on our current and prior Credit Agreements, accounts receivable securitization programs, and demand notes, which includes the respective interest expense, commitment and facility fees, designated interest rate swaps expense and amortization of deferred financing costs and original issue discounts, was 3.6% in 2013, 4.5% in 2012 and 4.6% in 2011.

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates and dividends; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of December 31, 2013.

The carrying values of our debt at December 31, 2013 and 2012 were $3.3 billion and $3.7 billion, respectively. The fair values of our debt at December 31, 2013 and 2012 were $3.4 billion and $3.8 billion, respectively. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Aggregate maturities follow:

(000s)
2014	$99,312
2015	139,261
2016	2,804,569
2017	1,798
2018	251,893
Later	12,241

Total	$3,309,074

5) COMMON STOCK

Dividends

Cash dividends of $.20 per share ($19.6 million in the aggregate) were declared and paid during 2013, $.60 per share ($58.4 million in the aggregate), including a $.40 per share special cash dividend ($38.9 million) were declared and paid during 2012 and $.20 per share ($19.5 million in the aggregate) were declared and paid during 2011. All classes of our common stock have similar economic rights.

Stock Repurchase Programs

In various prior years, our Board of Directors has approved stock repurchase programs authorizing us to purchase shares of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. There is no expiration date for our stock repurchase programs. The most recent approval occurred during 2007 at which time our Board of Directors authorized the purchase of up to 10 million shares, a portion of which (as reflected below) remains available for purchase as of December 31, 2013.

The following schedule provides information related to our stock repurchase programs for each of the three years ended December 31, 2013. All of the shares repurchased during 2013 and 2012 related to income tax withholding obligations resulting from the exercise of stock options and the vesting of restricted stock grants. No shares were repurchased during 2013 or 2012 pursuant to our publicly announced stock repurchase program.

	Total number of shares purchased as part of publicly announced programs	Total price paid for shares purchased as part of publicly announced programs (in thousands)	Total number of shares purchased related to stock-based compensation plans (a.)	Total price paid for shares purchased related to stock-based compensation plans (in thousands)	Aggregate number of shares purchased	Aggregate price paid for shares purchased (in thousands)	Maximum number of shares that may yet be purchased under the publicly announced program
Balance as of January 1, 2011							2,152,339
2011	1,384,637	$50,576	217,649	$9,906	1,602,286	$60,482	767,702
2012	—	—	433,312	$19,154	433,312	$19,154	767,702
2013	—	—	427,170	$27,201	427,170	$27,201	767,702

Total for three year period ended December 31, 2013	1,384,637	$50,576	1,078,131	$56,261	2,462,768	$106,837

(a.)	During 2013, there were 427,170 shares repurchased at an average price of $63.68 per share related to income tax withholding obligations in connection with stock-based compensation programs. During 2012, there were 432,562 shares repurchased at an average price of $44.28 per share related to income tax withholding obligations in connection with stock-based compensation programs, and 750 shares repurchased at an average of $.01 per share related to restricted shares that were forfeited by former employees pursuant to the terms of our restricted stock purchase plan. During 2011, there were 217,649 shares repurchased at an average price of $45.51 per share related to income tax withholding obligations in connection with stock-based compensation programs.

Stock-based Compensation Plans

At December 31, 2013, we have a number of stock-based employee compensation plans. Pursuant to the FASB’s guidance, we expense the grant-date fair value of stock options and other equity-based compensation pursuant to the straight-line method over the stated vesting period of the award using the Black-Scholes option-pricing model.

The expense associated with share-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, share-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $27.8 million in 2013, $22.5 million in 2012 and $18.2 million in 2011. In accordance with ASC 718, excess income tax benefits related to stock based compensation are classified as cash inflows from financing activities on the Consolidated Statement of Cash Flows. Previously for the years ended December 31, 2012 and 2011, we included $16.0 million and $7.6 million, respectively, of excess income tax benefits related to stock based compensation as net cash provided by operating activities as included in the change in accrued and deferred income taxes for each year. In our Consolidated Statements of Cash Flows, as included herein, those amounts are reflected as cash inflows from financing activities for each respective year. We assessed this misclassification and concluded that it was not material to our previously issued annual and quarterly Consolidated Statements of Cash Flows. During 2013, we generated $20.1 million of excess income tax benefits related to stock based compensation which are reflected as cash inflows from financing activities in our Consolidated Statements of Cash Flows.

Compensation costs related to outstanding stock options were recognized as follows: (i) a pre-tax charge of $25.8 million ($16.1 million after-tax) during 2013; (ii) a pre-tax charge of $20.1 million ($12.5 million after-tax)

during 2012, and; (iii) a pre-tax charge of $15.8 million ($9.8 million after-tax) during 2011. In addition, during the years ended 2013, 2012 and 2011, compensation costs of $1.4 million ($853,000 after-tax), $2.3 million ($1.4 million after-tax) and $2.0 million ($1.2 million after-tax), respectively, were recognized related to restricted stock.

We adopted the 2005 Stock Incentive Plan, as amended in 2008 and 2010, (the “Stock Incentive Plan”) which replaced our Amended and Restated 1992 Stock Option Plan which expired in July of 2005. An aggregate of twenty-three million shares of Class B Common Stock has been reserved under the Stock Incentive Plan. There were 2,737,725; 2,621,161 and 2,473,500 stock options, net of cancellations, granted during 2013, 2012 and 2011, respectively. The per option weighted-average grant-date fair value of options granted during 2013, 2012 and 2011, was $13.33, $10.73 and $11.62, respectively. Stock options to purchase Class B Common Stock have been granted to our officers, key employees and directors under our above referenced stock option plans. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. Options are exercisable ratably over a four-year period beginning one year after the date of the grant. All outstanding options expire five years after the date of the grant.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were derived from averaging the number of options granted during the most recent five-year period. The weighted-average assumptions reflected below were each based upon eighteen option grants.

Year Ended December 31,	2013	2012	2011
Volatility	36%	33%	29%
Interest rate	1%	1%	2%
Expected life (years)	3.6	3.5	3.5
Forfeiture rate	11%	10%	9%
Dividend yield	0.5%	0.6%	0.7%

The risk-free rate is based on the U.S. Treasury zero coupon four year yield in effect at the time of grant. The expected life of the stock options granted was estimated using the historical behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life. Expected dividend yield is based on our dividend yield at the time of grant.

The table below summarizes our stock option activity during each of the last three years:

Outstanding Options	Number of Shares	Average Option Price	Range (High-Low)
Balance, January 1, 2011	6,594,950	$25.16	$32.28 -$16.22
Granted	2,894,500	$43.66	$54.79 -$38.12
Exercised	(1,563,255)	$26.38	$32.28 -$16.22
Cancelled	(367,250)	$32.60	$46.97 -$16.22

Balance, January 1, 2012	7,558,945	$31.63	$54.79 -$16.22
Granted	2,966,850	$37.01	$44.83 -$36.95
Exercised	(2,608,007)	$23.22	$46.97 -$16.22
Cancelled	(481,550)	$38.00	$46.97 -$16.22

Balance, January 1, 2013	7,436,238	$36.31	$54.79 -$16.22
Granted	2,889,750	$53.51	$79.79 -$53.38
Exercised	(2,288,666)	$32.27	$54.79 -$16.22
Cancelled	(416,364)	$43.93	$53.38 -$16.22

Balance, December 31, 2013	7,620,958	$43.63	$79.79 -$30.32

Outstanding options vested and exercisable as of December 31, 2013	1,756,128	$35.60	$46.97 -$30.32

The following table provides information about unvested options for the year December 31, 2013:

	Shares	Weighted Average Grant Date Fair Value
Unvested options as of January 1, 2013	5,250,926	$10.74
Granted	2,889,750	$13.33
Vested	(1,864,982)	$10.22
Cancelled	(410,864)	$11.66

Unvested options as of December 31, 2013	5,864,830	$12.12

The following table provides information about all outstanding options, and exercisable options, at December 31, 2013:

	Options Outstanding	Options Exercisable
Number	7,620,958	1,756,128
Weighted average exercise price	$43.64	$35.60
Aggregate intrinsic value as of December 31, 2013	$286,740,433	$80,189,277
Weighted average remaining contractual life	2.9	1.6

The total in-the-money value of all stock options exercised during the years ended December 31, 2013, 2012 and 2011 were $70.9 million, $54.4 million and $28.9 million, respectively.

The weighted average remaining contractual life for options outstanding and weighted average exercise price per share for exercisable options at December 31, 2013 were as follows:

	Options Outstanding	Exercisable Options	Expected to Vest Options (a)
Exercise Price	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$30.32 – $36.95	3,183,583	$35.14	2.4	1,259,453	$32.45	1,716,901	$36.91
$38.12 – $43.67	1,685,350	43.56	2.1	496,175	43.58	1,061,101	43.55
$44.83 – $53.38	2,724,525	53.36	4.0	500	46.97	2,430,648	53.36
$54.79 – $79.79	27,500	67.64	4.0	0	N/A	24,538	67.64

Total	7,620,958	$43.63	2.9	1,756,128	$35.60	5,233,188	$46.04

(a)	Assumes a weighted average forfeiture rate of 10.8%.

In addition to the Stock Incentive Plan, we have the following stock incentive and purchase plans: (i) the 2010 Employees’ Restricted Stock Purchase Plan (“2010 Plan”), which replaced the Second Amended and Restated 2001 Employees’ Restricted Stock Purchase Plan (“2001 Plan”), which allows eligible participants to purchase shares of Class B Common Stock at par value, subject to certain restrictions, and; (ii) a 2005 Employee Stock Purchase Plan which allows eligible employees to purchase shares of Class B Common Stock at a ten percent discount. There were 90,587, 117,901 and 98,366 shares issued pursuant to the Employee Stock Purchase Plan during 2013, 2012 and 2011, respectively. Compensation expense recorded in connection with this plan was $581,000, $533,000 and $461,000 during 2013, 2012 and 2011, respectively.

We have reserved 6.0 million shares of Class B Common Stock for issuance under these various plans (excluding terminated plans) and have issued approximately 1.0 million shares, net of cancellations, pursuant to the terms of these plans (excluding terminated plans) as of December 31, 2013.

During 2013, pursuant to the 2010 Plan, the Compensation Committee (“Committee”) approved the issuance of 10,000 restricted shares of our Class B Common Stock at a weighted average price of $80.36 per share ($803,600 in the aggregate) to various employees. These shares are scheduled to vest ratably on the first, second, third and fourth anniversaries of the grant date. We recorded compensation expense of approximately $41,000 during 2013 in connection with this grant. The remaining expense associated with these awards (estimated at approximately $760,000 as of December 31, 2013) will be recorded over the remaining vesting periods of the awards, assuming the recipients remain employed by us.

During 2012, pursuant to the 2010 Plan, the Committee approved the issuance of 54,127 restricted shares of our Class B Common Stock at a weighted average price of $36.95 per share ($2.0 million in the aggregate) to our CEO and Chairman of the Board. These shares are scheduled to vest as follows: 50% on the first anniversary date of the grant, and 25% on each of the second and third anniversary dates of the grant, assuming our CEO remains employed by us. In the event that our CEO’s employment is terminated for reasons other than death, disability or retirement, any unvested shares will be forfeited, unless otherwise specified in a separation agreement between us and our CEO. 27,063 of these shares became fully vested during 2013. In connection with this grant, we recorded compensation expense of approximately $523,000 during 2013 and approximately $1 million during 2012. The remaining expense associated with these awards (estimated at approximately $500,000 as of December 31, 2013) will be recorded over the remaining vesting periods of the awards, assuming the recipient remain employed by us.

During 2011, pursuant to the 2010 Plan, the Committee approved the issuance of 21,500 restricted shares of our Class B Common Stock at a weighted average price of $53.21 per share ($1.1 million in the aggregate) to various employees, of which 10,000 of these shares became fully vested during 2013. During 2012, 750 of these shares became fully vested and 750 of these shares were cancelled. The remaining 10,000 shares are scheduled to vest on the third anniversary of the grant date. We recorded compensation expense of $354,000 during 2013, $370,000 during 2012 and $198,000 during 2011 in connection with these grants. The remaining expense associated with these awards (estimated at $183,000 as of December 31, 2013) will be recorded over the remaining vesting period of the awards, assuming the recipients remain employed by us.

The 2001 Plan, as described above, expired in March, 2010. Under this plan, we had 2.4 million shares of Class B Common Stock reserved for issuance and have issued approximately 1.2 million shares, net of cancellations, pursuant to the terms of this plan as of December 31, 2010, of which 39,831 became fully vesting during 2013, 62,044 became fully vested during 2012 and 78,133 became fully vested during 2011.

During the first quarter of 2010, pursuant to the 2001 Plan and prior to its expiration, the Committee approved the issuance of 49,472 restricted shares of our Class B Common Stock at $30.32 per share ($1.5 million in the aggregate) to our CEO and Chairman of the Board. These shares, which were issued pursuant to a provision in our CEO’s employment agreement, are scheduled to vest ratably on the first, second, third and fourth anniversary dates of the grant, assuming our CEO remains employed by us. In the event that our CEO’s employment is terminated by reason of disability, death, without proper cause or due to breach of the CEO’s employment agreement by us, the vesting of these awards will occur immediately. 12,368 of these shares became fully vested in each of 2013, 2012 and 2011. In connection with this grant, we recorded compensation expense of $375,000 in each of 2013, 2012 and 2011 and $355,000 during 2010, and the remaining expense associated with this award (estimated at $20,000 as of December 31, 2013) will be recorded over the remaining vesting period of the award.

During the first quarter of 2009, pursuant to the 2001 Plan, the Committee approved the issuance of 109,850 restricted shares of our Class B Common Stock at $20.26 per share ($2.2 million in the aggregate) to our CEO.

These shares are scheduled to vest ratably on the first, second, third and fourth anniversary dates of the grant and are subject to the same conditions and terms as mentioned above in connection with the grant of restricted shares during the first quarter of 2010. 27,463 of these shares became fully vested in 2013, 27,462 of these shares became fully vested in each of 2012 and 2011 and 27,463 of these shares became fully vested in 2010. In connection with this grant, we recorded compensation expense of approximately $74,000 during 2013, $556,000 during each of 2012, 2011 and 2010 and $482,000 during 2009. This award was fully vested at December 31, 2013.

During the first quarter of 2008, pursuant to the 2001 Plan, the Committee approved the issuance of 62,190 restricted shares of our Class B Common Stock at $24.12 per share ($1.5 million in the aggregate) to our CEO. These shares were scheduled to vest ratably on the first, second, third and fourth anniversary dates of the grant and were subject to the same conditions and terms as mentioned above in connection with the grant of restricted shares during the first quarter of 2010. 15,548 and 15,546 of these shares became fully vesting during 2012 and 2011, respectively, and 15,548 of these shares became fully vested in each of 2010 and 2009. In connection with this grant, we recorded compensation expense of $15,000 during 2012 and $375,000 during 2011. This award was fully vested at December 31, 2012.

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

Additionally, during 2007, pursuant to the 2001 Plan, the Committee approved the issuance of 22,250 restricted shares of our Class B Common stock at a weighted average of $29.62 per share ($659,000 in the aggregate) to various employees. These shares had various vesting schedules. We recorded compensation expense of $42,000 during 2012 and $120,000 during 2011, in connection with these grants. These awards were fully vested at December 31, 2012.

At December 31, 2013, 25,657,523 shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock.

In connection with the long-term incentive plans described above, we recorded compensation expense of $2.0 million in 2013, $2.8 million in 2012 and $2.4 million in 2011. Including the compensation expense recognized related to outstanding stock options of $25.8 million in 2013, $20.1 million in 2012 and $15.8 million in 2011, we recorded a total stock compensation expense of $27.8 million in 2013, $22.5 million in 2012 and $18.2 million in 2011.

6) INCOME TAXES

Components of income tax expense/(benefit) are as follows (amounts in thousands):

	Year Ended December 31,
	2013	2012	2011
Current
Federal	$256,545	$254,021	$165,409
Foreign	1,655	9,084	300
State	28,490	39,076	22,901

	286,690	302,181	188,610
Deferred
Federal and foreign	25,341	(21,408)	53,056
State	3,278	(6,157)	5,800

	28,619	(27,565)	58,856

Total	$315,309	$274,616	$247,466

Deferred taxes are required to be classified based on the financial statement classification of the related assets and liabilities which give rise to temporary differences. Deferred taxes result from temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The components of deferred taxes are as follows (amounts in thousands):

	Year Ended December 31,
	2013	2012
Deferred income tax assets:
Self-insurance reserves	$87,483	$112,587
Compensation accruals	49,302	47,571
State and foreign net operating loss carryforwards and other state and foreign deferred tax assets	57,204	54,874
Other currently non-deductible accrued liabilities	24,587	29,934
Net pension liability—OCI only	6,390	12,061
Doubtful accounts and other reserves	33,905	17,562
Other combined items—OCI only	9,018	15,282

	267,889	289,871
Less: Valuation Allowance	(46,841)	(44,511)

Net deferred income tax assets:	221,048	245,360
Deferred income tax liabilities:
Depreciable and amortizable assets	(337,669)	(322,317)
Other deferred tax liabilities	(2,624)	(2,329)

Net deferred income tax liabilities	$(119,245)	$(79,286)

There was no material impact of deferred taxes recorded in conjunction with the acquisition of Ascend Health Corporation.

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for each of the years ended December 31, 2013, 2012 and 2011 (dollar amounts in thousands):

	2013	2012	2011
Provision for income taxes	$315,309	$274,616	$247,466
Income before income taxes	869,332	763,663	696,336

Effective tax rate	36.3%	36.0%	35.5%

Impacting the effective tax rates during 2013, 2012 and 2011 were favorable discrete tax items of approximately $1 million recorded during each year to adjust the estimated liabilities for uncertain tax positions.

A reconciliation between the federal statutory rate and the effective tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	2.5	3.0	2.9
Nondeductible transaction costs	—	0.2	—
Divestiture Gain	0.3	—	—
Other items	0.4	0.1	0.4
Impact of income attributable to noncontrolling interests	(1.9)	(2.3)	(2.8)

Effective tax rate	36.3%	36.0%	35.5%

Included in “Other current assets” on our Consolidated Balance Sheet are prepaid federal, foreign, and state income taxes amounting to approximately $5 million and $7 million as of December 31, 2013 and 2012, respectively.

The net deferred tax assets and liabilities are comprised as follows (amounts in thousands):

	Year Ended December 31,
	2013	2012
Current deferred taxes
Assets	$121,097	$105,639
Liabilities	(1,194)	(1,178)

Total deferred taxes-current	119,903	104,461

Noncurrent deferred taxes
Assets	103,221	142,065
Liabilities	(342,369)	(325,812)

Total deferred taxes-noncurrent	(239,148)	(183,747)

Total deferred tax liabilities	$(119,245)	$(79,286)

The assets and liabilities classified as current relate primarily to the allowance for uncollectible patient accounts, compensation-related accruals and the current portion of the temporary differences related to self- insurance reserves. At December 31, 2013, state net operating loss carryforwards (expiring in years 2014 through 2033), and credit carryforwards available to offset future taxable income approximated $959 million, representing approximately $47 million in deferred state tax benefit (net of the federal benefit). At December 31, 2013, there were foreign net operating loss carryforwards of approximately $8 million expiring through 2021 representing approximately $3 million in deferred foreign tax benefit.

A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on available evidence, it is more likely than not that certain of our state tax benefits will not be realized. Therefore, valuation allowances of approximately $44 million and $41 million have been reflected as of December 31, 2013 and 2012, respectively. During 2013, the valuation allowance on these state tax benefits increased by approximately $3 million due to additional net operating losses incurred. In addition, valuation allowances of approximately $3 million have been reflected as of December 31, 2013 and 2012 related to foreign net operating losses. There were no significant increases in valuation allowances as a result of the acquisition of Ascend Health Corporation.

We adopted the provisions of Accounting for Uncertainty in Income Taxes effective January 1, 2007. During 2013 and 2012, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were increased less than $1 million due to tax positions taken in the current and prior years. During 2013, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were reduced due to the lapse of the statute of limitations resulting in a net income tax benefit of approximately $1 million. The balance at each of December 31, 2013 and 2012, if subsequently recognized, that would favorably affect the effective tax rate and the provision for income taxes is approximately $2 million and $4 million, respectively.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of December 31, 2013 and 2012, we have accrued interest and penalties of less than $1 million as of each date. The U.S. federal statute of limitations remains open for the 2010 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging for 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

The tabular reconciliation of unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011 is as follows (amounts in thousands).

	As of December 31,
	2013	2012	2011
Balance at January 1,	$6,824	$7,403	$7,923
Additions based on tax positions related to the current year	50	200	750
Additions for tax positions of prior years	283	386	419
Reductions for tax positions of prior years	(1,260)	(1,165)	(1,628)
Settlements	(2,528)	—	(61)

Balance at December 31,	$3,369	$6,824	$7,403

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

A summary of property under capital lease follows (amounts in thousands):

	As of December 31,
	2013	2012
Land, buildings and equipment	$27,636	$27,836
Less: accumulated amortization	(27,382)	(26,540)

	$254	$1,296

Future minimum rental payments under lease commitments with a term of more than one year as of December 31, 2013, are as follows (amounts in thousands):

Year	Capital Leases	Operating Leases
	(000s)
2014	$2,026	$55,812
2015	1,218	45,807
2016	1,167	37,769
2017	1,077	21,391
2018	1,086	17,322
Later years	4,030	128,636

Total minimum rental	$10,604	$306,737

Less: Amount representing interest	(3,971)

Present value of minimum rental commitments	6,633
Less: Current portion of capital lease obligations	(774)

Long-term portion of capital lease obligations	$5,859

We incurred no additional capital lease obligations during 2013, 2012 or 2011. In the ordinary course of business, our facilities routinely lease equipment pursuant to new lease arrangements that will likely result in future lease and rental expense in excess of amounts indicated above.

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

Since our acquisition of PSI on November 15, 2010, the former PSI subsidiaries are self-insured for professional and general liability exposure up to $3 million per occurrence and our legacy subsidiaries (which are not former PSI subsidiaries) are self-insured for professional and general liability exposure up to $10 million per occurrence. Effective November, 2010, our subsidiaries (including the former PSI subsidiaries) were provided with several excess policies through commercial insurance carriers which provide for coverage in excess of the applicable per occurrence self-insured retention (either $3 million or $10 million) up to $250 million per occurrence and in the aggregate. We remain liable for 10% of the claims paid pursuant to the commercially insured coverage in excess of $10 million up to $60 million per occurrence and in the aggregate. The 9 behavioral health facilities acquired from Ascend Health Corporation in October, 2012 have general and professional liability policies through commercial insurance carriers which provide for up to $20 million of aggregate coverage, subject to a $25,000 per occurrence deductible. These facilities, like our other facilities, are also provided excess coverage through commercial insurance carriers for coverage in excess of the underlying commercial policy limitations up to $250 million per occurrence and in the aggregate.

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

As of December 31, 2013, the total accrual for our professional and general liability claims was $206 million, of which $44 million is included in current liabilities. As of December 31, 2012, the total accrual for our professional and general liability claims was $279 million, of which $48 million is included in current liabilities.

We recorded reductions to our professional and general liability self-insurance reserves (relating to prior years) amounting to $81 million during 2013, $27 million during 2012 and $11 million during 2011. The favorable change in our estimated future claims payments recorded during 2013, relating to years prior to 2013, were due primarily to: (i) an increased weighting given to company-specific metrics (to 100% from 75%), and decreased general industry metrics (to 0% from 25%), related to projected incidents per exposure, historical claims experience and loss development factors; (ii) historical data which measured the realized favorable impact of medical malpractice tort reform experienced in several states in which we operate, and; (iii) a decrease in claims related to certain higher risk specialties (such as obstetrical) due to a continuation of the company-wide patient safety initiative undertaken during the last several years. As the number of our facilities and our patient volumes have increased, thereby providing for a statistically significant data group, and taking into consideration our long-history of company-specific risk management programs and claims experience, our reserve analyses have included a greater emphasis on our historical professional and general liability experience which has developed favorably as compared to general industry trends. The favorable change recorded during 2012 resulted from favorable changes in our estimated future claims payments pursuant to a reserve analysis. The favorable change recorded during 2011 consisted primarily of third-party recoveries and reserve reductions in connection with PHICO–related claims which we became liable for upon PHICO’s (a former commercial insurance carrier) liquidation in 2002.

As of December 31, 2013, the total accrual for our workers’ compensation liability claims was $64 million, of which $34 million is included in current liabilities. As of December 31, 2012, the total accrual for our workers’ compensation liability claims was $66 million, of which $35 million is included in current liabilities. The adjustments recorded during the last three years to our prior year reserves for workers’ compensation claims did not have a material impact on our consolidated results of operations for the years ended December 31, 2013, 2012 or 2011.

Property Insurance:

We have commercial property insurance policies covering catastrophic losses, including windstorm damage, up to a $1 billion policy limit per occurrence, subject to a $250,000 deductible for the majority of our properties (the properties acquired from Psychiatric Solutions, Inc. are subject to a $50,000 deductible). Losses resulting from named windstorms are subject to deductibles between 3% and 5% of the declared total insurable value of the property. In addition, we have commercial property insurance policies covering catastrophic losses resulting from earthquake and flood damage, each subject to aggregated loss limits (as opposed to per occurrence losses). Our earthquake limit is $250 million, subject to a deductible of $250,000, except for facilities located within documented fault zones. Earthquake losses that affect facilities located in fault zones within the United States are subject to a $100 million limit and will have applied deductibles ranging from 1% to 5% of the declared total insurable value of the property. The earthquake limit in Puerto Rico is $25 million, subject to a $25,000 deductible. Non-critical flood losses have either a $250,000 or $500,000 deductible, based upon the location of the facility. Since certain of our facilities have been designated by our insurer as flood prone, we have elected to purchase policies from The National Flood Insurance Program to cover a substantial portion of the applicable deductible.

Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to litigation, as outlined below.

Office of Inspector General (“OIG”) and Other Government Investigations

In September, 2010, we, along with many other companies in the healthcare industry, received a letter from the United States Department of Justice (“DOJ”) advising of a False Claim Act investigation being conducted in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) from 2003 to 2010 at several of our acute care facilities. The DOJ alleges that ICDs were implanted and billed by our facilities in contravention of a National Coverage Determination regarding these devices. We have established a reserve in connection with this matter which did not have a material impact on our consolidated financial statements.

In July, 2012, one of our subsidiaries, Peachford Behavioral Health System of Atlanta located in Atlanta, Georgia, received a subpoena from the OIG for the Department of Health and Human Services requesting various documents. We have provided all requested documents. During the fourth quarter of 2013, we were notified that the governmental agencies investigating this matter had declined to proceed.

In February, 2013, the OIG served a subpoena requesting various documents from January, 2008 to the date of the subpoena directed at Universal Health Services, Inc. (“UHS”) concerning it and UHS of Delaware, Inc., and several UHS owned facilities including: Keys of Carolina, Old Vineyard Behavioral Health, The Meadows Psychiatric Center, Streamwood Behavioral Health, Hartgrove Hospital, Rock River Academy and Residential Treatment Center, Roxbury Treatment Center, Harbor Point Behavioral Health Center, f/k/a, The Pines Residential Treatment Center, including the Crawford, Brighton and Kempsville campuses, Wekiva Springs Center and River Point Behavioral Health. Prior to receiving this subpoena: (i) the Keys of Carolina and Old Vineyard received notification during the second half of 2012 from the United States Department of Justice of its intent to proceed with an investigation following requests for documents for the period of January, 2007 to October, 2012 from the North Carolina state Attorney General’s Office; (ii) Harbor Point Behavioral Health Center received a subpoena in December, 2012 from the Attorney General of the Commonwealth of Virginia requesting various documents from July, 2006 to the date of the subpoena, and; (iii) The Meadows Psychiatric Center received a subpoena from the OIG in February, 2013 requesting certain documents from 2008 to the date of the subpoena. Unrelated to these matters, the Keys of Carolina was closed and the real property was sold in January, 2013. In April, 2013, the OIG served facility specific subpoenas on Wekiva Springs Center and River Point Behavioral Health requesting various documents from January, 2005 to the present. In June, 2013, the OIG served a subpoena on Coastal Harbor Health System in Savannah, Georgia requesting documents from January, 2009 to the date of the subpoena. In July, 2013, another subpoena was issued to Wekiva Springs Center and River Point Behavioral Health requesting additional records. We have been advised by the DOJ’s Criminal Frauds Section that they have received a referral from the DOJ Civil Division and have opened an investigation of River Point Behavioral Health and Wekiva Springs Center. In February, 2014, we were notified that the investigation conducted by the Criminal Frauds Section has been expanded to include the National Deaf Academy. At present, we are uncertain as to the focus, scope or extent of the investigations, liability of the facilities and/or potential financial exposure, if any, in connection with these matters.

Matters Relating to PSI:

The following matters pertain to PSI or former PSI facilities (owned by subsidiaries of Psychiatric Solutions, Inc.) which were in existence prior to the acquisition of PSI and for which we have assumed the defense as a result of our acquisition which was completed in November, 2010:

Garden City Employees’ Retirement System v. PSI:

This is a purported shareholder class action lawsuit filed in the United States District Court for the Middle District of Tennessee against PSI and the former directors in 2009 alleging violations of federal securities laws. We intend to defend the case vigorously. Should we be deemed liable in this matter, we believe we would be entitled to commercial insurance recoveries for amounts paid by us, subject to certain limitations and deductibles. Included in our consolidated balance sheets as of December 31, 2013 and 2012, is an estimated reserve (current liability) and corresponding commercial insurance recovery (current asset) which did not have a material impact on our financial statements. Although we believe the commercial insurance recoveries are adequate to satisfy potential liability and related legal fees in connection with this matter, we can provide no assurance that the ultimate liability will not exceed the commercial insurance recoveries which would make us liable for the excess.

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

Virginia Department of Medical Assistance Services Recoupment Claims:

The Virginia Department of Medical Assistance Services (“DMAS”) has conducted audits at seven former PSI Residential Treatment Centers operated in the Commonwealth of Virginia to confirm compliance with provider rules under the state’s Medicaid Provider Services Manual (“Manual”). As a result of those audits, DMAS claims the facilities failed to comply with the requirements of the Manual and has requested repayment of Medicaid payments to those facilities. PSI had previously filed appeals to repayment demands at each facility which are currently pending. We had previously agreed to a settlement of this matter which was approved by Virginia state officials during the first quarter of 2014. The aggregate refund of Medicaid payments made to those facilities, as requested by DMAS, and the settlement amount is not material to our consolidated financial position or results of operations.

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

In addition to our long-term debt obligations as discussed in Note 4-Long-Term Debt and our operating lease obligations as discussed in Note 7-Lease Commitments, we have various other contractual commitments outstanding as of December 31, 2013 as follows: (i) other combined estimated future purchase obligations of $261 million related to a long-term contract with third-parties consisting primarily of certain revenue cycle data processing services for our acute care facilities ($76 million), expected future costs to be paid to a third-party vendor in connection with the purchase, implementation and on-going operation of an electronic health records application for each of our acute care facilities ($149 million), purchase commitment expected to be incurred in 2014 related to certain equipment for our acute care hospitals ($33 million) and estimated minimum liabilities for physician commitments expected to be paid in the future ($3 million); (ii) estimated construction commitment of $153 million made to a third-party for construction of a new acute care hospital located in Henderson, Nevada, and; (iii) combined estimated future payments of $223 million related to our non-contributory, defined benefit pension plan ($205 million consisting of estimated payments through 2088) and other retirement plan liabilities ($17 million).

As of December 31, 2013 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $85 million consisting of: (i) $69 million related to our self-insurance programs, and; (ii) $16 million of other debt and public utility guarantees.

9) RELATIONSHIP WITH UNIVERSAL HEALTH REALTY INCOME TRUST AND RELATED PARTY TRANSACTIONS

Relationship with Universal Health Realty Income Trust:

At December 31, 2013, we held approximately 6.1% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $2.4 million during 2013, $2.1 million during 2012 and $2.0 million during 2011.

Our pre-tax share of income from the Trust was $842,000 during 2013, $1.2 million during 2012 and $4.6 million during 2011, and is included in net revenues in the accompanying consolidated statements of income for each year. Included in our share of the Trust’s income for 2012 and 2011 was approximately $500,000 in 2012 and $3.7 million in 2011 related to our share of the net favorable impact realized by the Trust in connection with: (i) gains on the sale of medical office buildings (in 2012 and 2011), and; (ii) gain on fair value recognition resulting from the Trust’s purchase of minority ownership interests in majority owned limited liability companies partially offset by a provision for asset impairment (in 2011).

The carrying value of our investment in the Trust was $8.1 million and $9.3 million at December 31, 2013 and 2012, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $31.5 million at December 31, 2013 and $39.9 million at December 31, 2012, based on the closing price of the Trust’s stock on the respective dates.

Total rent expense under the operating leases on the four hospital facilities with the Trust (as discussed below) was $16.4 million during 2013 and $16.3 million during each of 2012 and 2011. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds either 100% of the ownership interest or various noncontrolling, majority ownership interests.

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

The table below details the remaining renewal options and terms for each of our four hospital facilities leased from the Trust:

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

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of our chief executive officer (“CEO”) and his wife. As a result of these agreements, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $25 million in premiums, and certain trusts owned by our chief executive officer, would pay approximately $8 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than $33 million representing the $25 million of aggregate premiums paid by us as well as the $8 million of aggregate premiums paid by the trusts. During 2013 we paid approximately $1.3 million in premium payments and during each of 2012 and 2011, we paid approximately $1.4 million in premium payments. These agreements did not have a material effect on our consolidated financial statements or results of operations during 2013, 2012 or 2011.

A member of our Board of Directors and member of the Executive Committee is Of Counsel to the law firm used by us as our principal outside counsel. This Board member is also the trustee of certain trusts for the benefit of our CEO and his family. This law firm also provides personal legal services to our CEO.

10) PENSION PLAN

We maintain contributory and non-contributory retirement plans for eligible employees. Our contributions to the contributory plan amounted to $29.9 million, $27.3 million and $21.7 million in 2013, 2012 and 2011, respectively. The non-contributory plan is a defined benefit pension plan which covers employees of one of our subsidiaries. The benefits are based on years of service and the employee’s highest compensation for any five years of employment. Our funding policy is to contribute annually at least the minimum amount that should be funded in accordance with the provisions of ERISA.

The following table shows the reconciliation of the defined benefit pension plan as of December 31, 2013 and 2012:

	2013	2012
	(000s)
Change in plan assets:
Fair value of plan assets at beginning of year	$104,074	$87,940
Actual return (loss) on plan assets	8,037	13,824
Employer contributions	0	7,786
Benefits paid	(5,042)	(4,946)
Administrative expenses	(600)	(530)

Fair value of plan assets at end of year	$106,469	$104,074
Change in benefit obligation:
Benefit obligation at beginning of year	$114,529	$108,446
Service cost	1,060	1,144
Interest cost	4,528	4,659
Benefits paid	(5,042)	(4,946)
Actuarial (gain) loss	(11,517)	5,226

Benefit obligation at end of year	$103,558	$114,529
Amounts recognized in the Consolidated Balance Sheet:
Other non-current assets	$2,911	$0
Other non-current liabilities	0	10,455

Total amounts recognized at end of year	$2,911	$10,455

	2013	2012	2011
	(000s)
Components of net periodic cost (benefit)
Service cost	$1,060	$1,144	$1,162
Interest cost	4,528	4,659	5,047
Expected return on plan assets	(7,601)	(7,301)	(6,566)
Recognized actuarial loss	3,305	4,219	2,427

Net periodic cost	$1,292	$2,721	$2,070

	2013	2012
Measurement Dates
Benefit obligations	12/31/2013	12/31/2012
Fair value of plan assets	12/31/2013	12/31/2012

	2013	2012
Weighted average assumptions as of December 31
Discount rate	4.95%	4.05%
Rate of compensation increase	4.00%	4.00%

	2013	2012	2011
Weighted-average assumptions for net periodic benefit cost calculations
Discount rate	4.05%	4.40%	5.54%
Expected long-term rate at return on plan assets	7.50%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

The accumulated benefit obligation was $102.3 million and $112.7 million as of December 31, 2013 and 2012, respectively. As of December 31, 2013, the fair value of plan assets exceeded the accumulated benefit obligation by $4.1 million. As of December 31, 2012, the accumulated benefit obligation exceeded the fair value of plan assets by $8.6 million.

We estimate that there will be a $1.1 million net loss amortized from accumulated other comprehensive income during 2014.

The market values of our pension plan assets at December 31, 2013 and December 31, 2012 by asset category are as follows:

December 31, 2013	Total	Level 1	Level 2	Level 3
Equities:
U.S. Large Cap	$8,600	$—	$8,600	$—
U.S. Mid Cap	2,740	—	2,740	—
U.S. Small Cap	2,725	—	2,725	—
International Developed	6,508	—	6,508	—
Emerging Markets	4,154	—	4,154	—
Fixed income:
Core Fixed Income	23,222	—	23,222	—
Long Duration Fixed Income	55,933	—	55,933	—
Real Estate:
REIT Fund	2,124	—	2,124	—
Cash/Currency:
Cash Equivalents	463	—	463	—

Total market value	$106,469	$—	$106,469	$—

December 31, 2012	Total	Level 1	Level 2	Level 3
Equities:
U.S. Large Cap	$22,800	$—	$22,800	$—
U.S. Mid Cap	1,566	—	1,566	—
U.S. Small-Mid Cap	7,738	—	7,738	—
U.S. Small Cap	1,583	—	1,583	—
International Developed	10,779	—	10,779	—
Emerging Markets	3,912	—	3,912	—
Fixed income:
Long Duration Fixed Income	51,355	—	51,355	—
Real Estate:
REIT Fund	3,904	—	3,904	—
Cash/Currency:
Cash Equivalents	437	—	437	—

Total market value	$104,074	$—	$104,074	$—

To develop the expected long-term rate of return on plan assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

The following table shows expected benefit payments for the years ended December 31, 2013 through 2023 for our defined pension plan. There will be benefit payments under this plan beyond 2023.

Estimated Future Benefit Payments (000s)
2014	$5,677
2015	5,966
2016	6,205
2017	6,407
2018	6,612
2019-2023	34,931

Total	$65,798

	2013	2012
Plan Assets
Asset Category
Equity securities	23%	47%
Fixed income securities	74%	49%
Other	3%	4%

Total	100%	100%

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

	As of 12/31/13	Permitted Range
Total Equity	23%	10-30%
Total Fixed Income	74%	70-90%
Other	3%	0-10%

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

11) SEGMENT REPORTING

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction and patient accounting as well as the operating results for our other operating entities including outpatient surgery and radiation centers. The chief operating decision making group for our acute care hospital services and behavioral health care services is comprised of our Chief Executive Officer, the President and the Presidents of each operating segment. The Presidents for each operating segment also manage the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in this Annual Report on Form 10-K for the year ended December 31,

2013. The corporate overhead allocations, as reflected below, are utilized for internal reporting purposes and are comprised of each period’s projected corporate-level operating expenses (excluding interest expense). The overhead expenses are captured and allocated directly to each segment, to the extent possible, with the non-directly allocated overhead expenses allocated based upon each segment’s respective percentage of total facility-based operating expenses.

2013	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$13,469,269	$6,294,046	—	$19,763,315
Gross outpatient revenues	$6,828,307	$744,510	$40,460	$7,613,277
Total net revenues	$3,576,369	$3,667,967	$39,486	$7,283,822
Income (loss) before allocation of corporate overhead and income taxes	$342,191	$895,869	($368,728)	$869,332
Allocation of corporate overhead	($184,444)	($89,447)	$273,891	$0
Income (loss) after allocation of corporate overhead and before income taxes	$157,747	$806,422	($94,837)	$869,332
Total assets	$3,125,626	$4,966,182	$219,915	$8,311,723

2012	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$12,406,567	$5,764,370	—	$18,170,937
Gross outpatient revenues	$6,134,615	$646,177	$48,183	$6,828,975
Total net revenues	$3,461,416	$3,460,141	$39,843	$6,961,400
Income (loss) before allocation of corporate overhead and income taxes	$337,385	$838,603	($412,325)	$763,663
Allocation of corporate overhead	($162,056)	($84,597)	$246,653	$0
Income (loss) after allocation of corporate overhead and before income taxes	$175,329	$754,006	($165,672)	$763,663
Total assets	$2,984,169	$4,979,965	$236,709	$8,200,843

2011	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$11,770,248	$5,507,728	—	$17,277,976
Gross outpatient revenues	$5,431,146	$606,876	$53,240	$6,091,262
Total net revenues	$3,423,957	$3,308,862	$27,403	$6,760,222
Income (loss) before allocation of corporate overhead and income taxes	$352,931	$729,142	($385,737)	$696,336
Allocation of corporate overhead	($131,225)	($62,710)	$193,935	$0
Income (loss) after allocation of corporate overhead and before income taxes	$221,706	$666,432	($191,802)	$696,336
Total assets	$2,782,102	$4,373,379	$509,764	$7,665,245

12) QUARTERLY RESULTS (unaudited)

The following tables summarize the quarterly financial data for the two years ended December 31, 2013 and 2012:

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Net revenues	$1,831,632	$1,834,975	$1,816,369	$1,800,846	$7,283,822
Net income	$129,935	$167,803	$123,099	$133,186	$554,023
Less: Net income attributable to noncontrolling interests	$10,151	$15,962	$8,512	$8,665	$43,290

Net income attributable to UHS	$119,784	$151,841	$114,587	$124,521	$510,733

Earnings per share attributable to UHS-Basic:

Total basic earnings per share	$1.23	$1.55	$1.17	$1.27	$5.21

Earnings per share attributable to UHS-Diluted:

Total diluted earnings per share	$1.21	$1.53	$1.15	$1.24	$5.14

The 2013 quarterly financial data presented above includes the following:

First Quarter:

•	an unfavorable $1.1 million pre-tax impact ($327,000, or $.01 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications.

Second Quarter:

•	an unfavorable $8.9 million pre-tax impact ($4.9 million, or $.05 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications;

•

a favorable $65.0 million pre-tax impact reduction ($37.8 million, or $.38 per diluted share, net of taxes) to our professional and general liability self-insurance reserves relating to years prior to 2013, as discussed in Self-Insured Risks.

Third Quarter:

•	a favorable $8.4 million pre-tax impact ($5.1 million, or $.05 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications.

Fourth Quarter:

•	a favorable $19.4 million pre-tax impact ($11.8 million, or $.12 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications;

•

a favorable $15.6 million pre-tax impact reduction ($9.2 million, or $.09 per diluted share, net of taxes) to our professional and general liability self-insurance reserves relating to years prior to 2013, as discussed in Self-Insured Risks.

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2013

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net revenues before provision for doubtful accounts	$0	$5,658,699	$2,780,983	$(28,644)	$8,411,038
Less: Provision for doubtful accounts	0	657,106	470,110	0	1,127,216

Net Revenues	0	5,001,593	2,310,873	(28,644)	7,283,822
Operating charges:
Salaries, wages and benefits	0	2,573,205	1,031,415	0	3,604,620
Other operating expenses	0	972,170	523,382	(26,808)	1,468,744
Supplies expense	0	510,078	311,011	0	821,089
Depreciation and amortization	0	236,958	100,214	0	337,172
Lease and rental expense	0	62,518	37,076	(1,836)	97,758
EHR incentive income	0	(43,027)	(17,997)	0	(61,024)

	0	4,311,902	1,985,101	(28,644)	6,268,359

Income from operations	0	689,691	325,772	0	1,015,463
Interest expense	139,793	3,365	2,973	0	146,131
Interest (income) expense, affiliate	0	84,640	(84,640)	0	0
Equity in net income of consolidated affiliates	(597,020)	(141,004)	0	738,024	0

Income before income taxes	457,227	742,690	407,439	(738,024)	869,332
Provision for income taxes	(53,506)	262,346	106,469	0	315,309

Net income	510,733	480,344	300,970	(738,024)	554,023
Less: Income attributable to noncontrolling interests	0	0	43,290	0	43,290

Net income attributable to UHS	$510,733	$480,344	$257,680	$(738,024)	$510,733

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2012

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net revenues before provision for doubtful accounts	$0	$5,152,816	$2,562,781	$(27,526)	$7,688,071
Less: Provision for doubtful accounts	0	411,538	315,133	0	726,671

Net Revenues	0	4,741,278	2,247,648	(27,526)	6,961,400
Operating charges:
Salaries, wages and benefits	0	2,452,187	988,730	0	3,440,917
Other operating expenses	0	899,274	502,592	(25,744)	1,376,122
Supplies expense	0	496,848	302,773	0	799,621
Depreciation and amortization	0	210,867	91,559	0	302,426
Lease and rental expense	0	59,596	37,071	(1,782)	94,885
Transaction costs	0	5,716	0	0	5,716
EHR incentive income	0	(14,284)	(15,754)	0	(30,038)
Costs related to extinguishment of debt	29,170	0	0	0	29,170

	29,170	4,110,204	1,906,971	(27,526)	6,018,819

Income from operations	(29,170)	631,074	340,677	0	942,581
Interest expense	172,467	3,749	2,702	0	178,918
Interest (income) expense, affiliate	0	93,363	(93,363)	0	0
Equity in net income of consolidated affiliates	(567,906)	(141,983)	0	709,889	0

Income before income taxes	366,269	675,945	431,338	(709,889)	763,663
Provision for income taxes	(77,177)	237,072	114,721	0	274,616

Net income	443,446	438,873	316,617	(709,889)	489,047
Less: Income attributable to noncontrolling interests	0	0	45,601	0	45,601

Net income attributable to UHS	$443,446	$438,873	$271,016	$(709,889)	$443,446

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2011

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net revenues before provision for doubtful accounts	$0	$4,917,358	$2,465,916	$(26,476)	$7,356,798
Less: Provision for doubtful accounts	0	340,121	256,455	0	596,576

Net revenues	0	4,577,237	2,209,461	(26,476)	6,760,222
Operating charges:
Salaries, wages and benefits	0	2,371,961	954,417	0	3,326,378
Other operating expenses	200	923,579	454,601	(24,687)	1,353,693
Supplies expense	0	499,200	306,289	0	805,489
Depreciation and amortization	0	207,981	79,230	0	287,211
Lease and rental expense	0	60,768	31,344	(1,789)	90,323

	200	4,063,489	1,825,881	(26,476)	5,863,094

Income from operations	(200)	513,748	383,580	0	897,128
Interest expense	195,404	3,212	2,176	0	200,792
Interest (income) expense, affiliate	0	87,205	(87,205)	0	0
Equity in net income of consolidated affiliates	(518,797)	(157,009)	0	675,806	0

Income before income taxes	323,193	580,340	468,609	(675,806)	696,336
Provision for income taxes	(74,974)	198,091	124,349	0	247,466

Net income	398,167	382,249	344,260	(675,806)	448,870
Less: Income attributable to noncontrolling interests	0	0	50,703	0	50,703

Net income attributable to UHS	$398,167	$382,249	$293,557	$(675,806)	$398,167

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2013

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net income	$510,733	$480,344	$300,970	$(738,024)	$554,023
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	16,963	0	0	0	16,963
Amortization of terminated hedge	(336)	0	0	0	(336)
Minimum Pension Liability	14,657	14,657	0	(14,657)	14,657

Other comprehensive income before tax	31,284	14,657	0	(14,657)	31,284
Income tax expense related to items of other comprehensive income	11,940	5,670	0	(5,670)	11,940

Total other comprehensive income, net of tax	19,344	8,987	0	(8,987)	19,344

Comprehensive income	530,077	489,331	300,970	(747,011)	573,367
Less: Comprehensive income attributable to noncontrolling interests	0	0	43,290	0	43,290

Comprehensive income attributable to UHS	$530,077	$489,331	$257,680	$(747,011)	$530,077

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2012

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net income	$443,446	$438,873	$316,617	$(709,889)	$489,047
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	6,677	0	0	0	6,677
Amortization of terminated hedge	(336)	0	0	0	(336)
Minimum Pension Liability	4,986	4,986	0	(4,986)	4,986

Other comprehensive income before tax	11,327	4,986	0	(4,986)	11,327
Income tax expense related to items of other comprehensive income	4,306	1,898	0	(1,898)	4,306

Total other comprehensive income, net of tax	7,021	3,088	0	(3,088)	7,021

Comprehensive income	450,467	441,961	316,617	(712,977)	496,068
Less: Comprehensive income attributable to noncontrolling interests	0	0	45,601	0	45,601

Comprehensive income attributable to UHS	$450,467	$441,961	$271,016	$(712,977)	$450,467

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2011 (amounts in thousands)
	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net income	$398,167	$382,249	$344,260	$(675,806)	$448,870
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	(37,477)	0	0	0	(37,477)
Amortization of terminated hedge	(336)	0	0	0	(336)
Minimum Pension Liability	(12,397)	(12,397)	0	12,397	(12,397)

Other comprehensive income before tax	(50,210)	(12,397)	0	12,397	(50,210)
Income tax expense related to items of other comprehensive income	(19,174)	(4,691)	0	4,691	(19,174)

Total other comprehensive income, net of tax	(31,036)	(7,706)	0	7,706	(31,036)

Comprehensive income	367,131	374,543	344,260	(668,100)	417,834
Less: Comprehensive income attributable to noncontrolling interests	0	0	50,703	0	50,703

Comprehensive income attributable to UHS	$367,131	$374,543	$293,557	$(668,100)	$367,131

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2013

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Assets
Current assets:
Cash and cash equivalents	$0	$7,990	$9,248	$0	$17,238
Accounts receivable, net	0	799,898	317,063	0	1,116,961
Supplies	0	63,562	38,219	0	101,781
Deferred income taxes	76,719	43,184	0	0	119,903
Other current assets	0	63,786	12,660	0	76,446

Total current assets	76,719	978,420	377,190	0	1,432,329

Investments in subsidiaries	6,378,499	1,476,911	0	(7,855,410)	0
Intercompany receivable	226,592	0	531,411	(758,003)	0
Intercompany note receivable	0	0	982,568	(982,568)	0
Property and equipment	0	4,093,914	1,597,988	0	5,691,902
Less: accumulated depreciation	0	(1,478,758)	(770,975)	0	(2,249,733)

	0	2,615,156	827,013	0	3,442,169

Other assets:
Goodwill	0	2,552,190	496,826	0	3,049,016
Deferred charges	49,866	5,577	2,438	0	57,881
Other	8,411	251,365	70,552	0	330,328

	$6,740,087	$7,879,619	$3,287,998	$(9,595,981)	$8,311,723

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$97,403	916	993	0	$99,312
Accounts payable and accrued liabilities	28,099	837,354	87,996	0	953,449
Federal and state taxes	4,963	2,164	0	0	7,127

Total current liabilities	130,465	840,434	88,989	0	1,059,888

Intercompany payable	0	758,003	0	(758,003)	0
Other noncurrent liabilities	7,591	199,104	77,894	0	284,589
Long-term debt	3,168,819	5,337	35,606	0	3,209,762
Intercompany note payable	0	982,568	0	(982,568)	0
Deferred income taxes	183,233	55,915	0	0	239,148
Redeemable noncontrolling interests	0	0	218,107	0	218,107
UHS common stockholders’ equity	3,249,979	5,038,258	2,817,152	(7,855,410)	3,249,979
Noncontrolling interest	0	0	50,250	0	50,250

Total equity	3,249,979	5,038,258	2,867,402	(7,855,410)	3,300,229

	$6,740,087	$7,879,619	$3,287,998	$(9,595,981)	$8,311,723

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Assets
Current assets:
Cash and cash equivalents	$0	$11,949	$11,522	$0	$23,471
Accounts receivable, net	7,154	741,983	318,060	0	1,067,197
Supplies	0	61,100	37,900	0	99,000
Deferred income taxes	61,364	43,555	322	(780)	104,461
Other current assets	2,188	75,117	10,631	0	87,936
Current assets held for sale	0	0	25,431	0	25,431

Total current assets	70,706	933,704	403,866	(780)	1,407,496

Investments in subsidiaries	5,781,479	1,326,920	0	(7,108,399)	0
Intercompany receivable	644,105	0	360,538	(1,004,643)	0
Intercompany note receivable	0	0	1,007,453	(1,007,453)	0
Property and equipment	0	3,867,471	1,500,874	0	5,368,345
Less: accumulated depreciation	0	(1,288,975)	(697,135)	0	(1,986,110)

	0	2,578,496	803,739	0	3,382,235

Other assets:
Goodwill	820	2,554,531	481,414	0	3,036,765
Deferred charges	67,831	5,839	2,218	0	75,888
Other	9,645	209,558	79,256	0	298,459

	$6,574,586	$7,609,048	$3,138,484	$(9,121,275)	$8,200,843

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$0	990	1,599	0	$2,589
Accounts payable and accrued liabilities	10,985	740,484	138,088	0	889,557
Current liabilities held for sale	0	0	850	0	850
Federal and state taxes	0	900	620	(458)	1,062

Total current liabilities	10,985	742,374	141,157	(458)	894,058

Intercompany payable	0	1,004,643	0	(1,004,643)	0
Other noncurrent liabilities	46,048	243,478	105,829	0	395,355
Long-term debt	3,676,940	5,372	45,119	0	3,727,431
Intercompany note payable	0	1,007,453	0	(1,007,453)	0
Deferred income taxes	127,268	56,801	0	(322)	183,747
Redeemable noncontrolling interests	0	0	234,303	0	234,303
UHS common stockholders’ equity	2,713,345	4,548,927	2,559,472	(7,108,399)	2,713,345
Noncontrolling interest	0	0	52,604	0	52,604

Total equity	2,713,345	4,548,927	2,612,076	(7,108,399)	2,765,949

	$6,574,586	$7,609,048	$3,138,484	$(9,121,275)	$8,200,843

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2013

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net cash provided by operating activities	$17,946	$587,083	$279,212	$0	$884,241

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(269,419)	(89,074)	0	(358,493)
Acquisition of property and businesses	0	(8,094)	(4,542)	0	(12,636)
Proceeds received from sale of assets and businesses	0	7,916	29,566	0	37,482
Costs incurred for purchase and development of electronic health records application	0	(49,811)	0	0	(49,811)

Net cash used in investing activities	0	(319,408)	(64,050)	0	(383,458)

Cash Flows from Financing Activities:
Reduction of long-term debt	(429,996)	(109)	(10,119)	0	(440,224)
Additional borrowings	15,761	0	0	0	15,761
Financing costs	(231)	0	0	0	(231)
Repurchase of common shares	(27,201)	0	0	0	(27,201)
Dividends paid	(19,621)	0	0	0	(19,621)
Issuance of common stock	5,708	0	0	0	5,708
Excess income tax benefits related to stock based compensation	20,121	0	0	0	20,121
Profit distributions to noncontrolling interests	0	0	(61,329)	0	(61,329)
Changes in intercompany balances with affiliates, net	417,513	(271,525)	(145,988)	0	0

Net cash used in financing activities	(17,946)	(271,634)	(217,436)	0	(507,016)

Decrease in cash and cash equivalents	0	(3,959)	(2,274)	0	(6,233)
Cash and cash equivalents, beginning of period	0	11,949	11,522	0	23,471

Cash and cash equivalents, end of period	$0	$7,990	$9,248	$0	$17,238

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2012

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net cash (used in) provided by operating activities	$(37,648)	$594,606	$242,273	$0	$799,231

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(312,190)	(51,002)	0	(363,192)
Acquisition of property and businesses	0	(513,596)	(14,251)	0	(527,847)
Proceeds received from sale of assets and businesses	0	142,667	6,644	0	149,311
Costs incurred for purchase and development of electronic health records application	0	(54,362)	0	0	(54,362)
Return of Deposit on terminated purchase agreement	6,500	0	0	0	6,500

Net cash provided by (used in) investing activities	6,500	(737,481)	(58,609)	0	(789,590)

Cash Flows from Financing Activities:
Reduction of long-term debt	(843,002)	0	(8,258)	1,613	(849,647)
Additional borrowings	913,500	1,613	0	(1,613)	913,500
Financing costs	(8,283)	0	0	0	(8,283)
Repurchase of common shares	(19,154)	0	0	0	(19,154)
Dividends paid	(58,395)	0	0	0	(58,395)
Issuance of common stock	5,435	0	0	0	5,435
Excess income tax benefits related to stock based compensation	16,040	0	0	0	16,040
Profit distributions to noncontrolling interests	0	0	(26,895)	0	(26,895)
Changes in intercompany balances with affiliates, net	25,007	119,990	(144,997)	0	0

Net cash provided by (used in) financing activities	31,148	121,603	(180,150)	0	(27,399)

Increase (decrease) in cash and cash equivalents	0	(21,272)	3,514	0	(17,758)
Cash and cash equivalents, beginning of period	0	33,221	8,008	0	41,229

Cash and cash equivalents, end of period	$0	$11,949	$11,522	$0	$23,471

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2011

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net cash (used in) provided by operating activities	$(12,558)	$518,462	$204,779	$0	$710,683

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(226,848)	(58,834)	0	(285,682)
Acquisition of property and businesses	0	0	(29,466)	0	(29,466)
Proceeds received from sale of assets and businesses	0	0	67,592	0	67,592
Costs incurred for purchase and development of electronic health records application	0	(38,249)	0	0	(38,249)

Net cash used in investing activities	0	(265,097)	(20,708)	0	(285,805)

Cash Flows from Financing Activities:
Reduction of long-term debt	(382,060)	(1,442)	0	1,985	(381,517)
Additional borrowings	98,100	0	1,985	(1,985)	98,100
Financing costs	(23,608)	0	0	0	(23,608)
Repurchase of common shares	(60,482)	0	0	0	(60,482)
Dividends paid	(19,466)	0	0	0	(19,466)
Issuance of common stock	4,779	0	0	0	4,779
Excess income tax benefits related to stock based compensation	7,568	0	0	0	7,568
Profit distributions to noncontrolling interests	0	0	(38,497)	0	(38,497)
Changes in intercompany balances with affiliates, net	387,727	(240,087)	(147,640)	0	0

Net cash provided by (used in) financing activities	12,558	(241,529)	(184,152)	0	(413,123)

Increase (decrease) in cash and cash equivalents	0	11,836	(81)	0	11,755
Cash and cash equivalents, beginning of period	0	21,385	8,089	0	29,474

Cash and cash equivalents, end of period	$0	$33,221	$8,008	$0	$41,229

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Allowance for Doubtful Accounts Receivable:	Balance at beginning of period	Charges to costs and expenses	Acquisitions of business	Write-off of uncollectible accounts	Balance at end of period
Year ended December 31, 2013	$311,387	$1,127,216	$—	$(1,043,568)	$395,035

Year ended December 31, 2012	$253,405	$726,671	$5,632	$(674,321)	$311,387

Year ended December 31, 2011 (a)	$248,622	$613,619	$—	$(608,836)	$253,405

(a)	Included in the charges to costs and expenses in 2011 is $17.0 million related to facilities that were divested or recorded as held for sale during 2012.

Valuation Allowance for Deferred Tax Assets:	Balance at beginning of period	Charges to costs and expenses	Acquisitions of business	Write-off of uncollectible accounts	Balance at end of period
Year ended December 31, 2013	$44,511	$2,330	$—	$—	$46,841

Year ended December 31, 2012	$42,143	$2,368	$—	$—	$44,511

Year ended December 31, 2011	$32,352	$10,904	$—	$(1,113)	$42,143