Form 10-Q
period 2014-03-31
UNIVERSAL HEALTH SERVICES INC
filed 2014-05-07
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of April 30, 2014:

Class A	6,595,708
Class B	91,495,048
Class C	664,000
Class D	29,793

UNIVERSAL HEALTH SERVICES, INC.

In this Report on Form 10-Q for the quarterly period ended March 31, 2014, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries. UHS is a registered trademark of UHS of Delaware, Inc., the management company for, and a wholly-owned subsidiary of Universal Health Services, Inc. Universal Health Services, Inc. is a holding company and operates through its subsidiaries including its management company, UHS of Delaware, Inc. All healthcare and management operations are conducted by subsidiaries of Universal Health Services, Inc. To the extent any reference to “UHS” or “UHS facilities” in this report including letters, narratives or other forms contained herein relates to our healthcare or management operations it is referring to Universal Health Services, Inc.’s subsidiaries including UHS of Delaware, Inc. Further, the terms “we,” “us,” “our” or the “Company” in such context similarly refer to the operations of Universal Health Services Inc.’s subsidiaries including UHS of Delaware, Inc. Any reference to employees or employment contained herein refers to employment with or employees of the subsidiaries of Universal Health Services, Inc. including UHS of Delaware, Inc.

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2014	2013
Net revenues before provision for doubtful accounts	$2,128,350	$2,078,348
Less: Provision for doubtful accounts	208,184	246,716

Net revenues	1,920,166	1,831,632

Operating charges:
Salaries, wages and benefits	935,365	902,296
Other operating expenses	381,760	381,007
Supplies expense	215,798	204,642
Depreciation and amortization	93,359	79,812
Lease and rental expense	23,338	24,665
Electronic health records incentive income	(430)	(4,712)

	1,649,190	1,587,710

Income from operations	270,976	243,922
Interest expense, net	35,193	39,938

Income before income taxes	235,783	203,984
Provision for income taxes	83,931	74,049

Net income	151,852	129,935
Less: Income attributable to noncontrolling interests	13,774	10,151

Net income attributable to UHS	$138,078	$119,784

Basic earnings per share attributable to UHS	$1.40	$1.23

Diluted earnings per share attributable to UHS	$1.38	$1.21

Weighted average number of common shares - basic	98,572	97,711
Add: Other share equivalents	1,585	860

Weighted average number of common shares and equivalents - diluted	100,157	98,571

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended March 31,
	2014	2013

Net income	$151,852	$129,935
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	3,745	4,535
Amortization of terminated hedge	(84)	(84)

Other comprehensive income before tax	3,661	4,451
Income tax expense related to items of other comprehensive income	1,354	1,678

Total other comprehensive income, net of tax	2,307	2,773

Comprehensive income	154,159	132,708
Less: Comprehensive income attributable to noncontrolling interests	13,774	10,151

Comprehensive income attributable to UHS	$140,385	$122,557

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$16,261	$17,238
Accounts receivable, net	1,212,594	1,116,961
Supplies	102,276	101,781
Deferred income taxes	114,297	119,903
Other current assets	97,685	76,446

Total current assets	1,543,113	1,432,329

Property and equipment	5,789,393	5,691,902
Less: accumulated depreciation	(2,321,221)	(2,249,733)

	3,468,172	3,442,169

Other assets:
Goodwill	3,053,666	3,049,016
Deferred charges	53,521	57,881
Other	312,913	330,328

	$8,431,385	$8,311,723

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$103,641	$99,312
Accounts payable and accrued liabilities	954,902	953,449
Federal and state taxes	51,905	7,127

Total current liabilities	1,110,448	1,059,888

Other noncurrent liabilities	282,173	284,589
Long-term debt	3,109,158	3,209,762
Deferred income taxes	257,344	239,148
Redeemable noncontrolling interests	228,107	218,107
Equity:
UHS common stockholders’ equity	3,392,119	3,249,979
Noncontrolling interest	52,036	50,250

Total equity	3,444,155	3,300,229

	$8,431,385	$8,311,723

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Three months ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$151,852	$129,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	93,359	79,923
Stock-based compensation expense	7,152	7,111
Gains on sales of assets and businesses, net of losses	(10,134)	(2,092)
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(95,633)	(81,859)
Accrued interest	11,063	11,497
Accrued and deferred income taxes	65,321	59,624
Other working capital accounts	(34,999)	(39,785)
Other assets and deferred charges	9,982	6,662
Other	(3,833)	1,604
Accrued insurance expense, net of commercial premiums paid	21,302	22,962
Payments made in settlement of self-insurance claims	(20,793)	(17,085)

Net cash provided by operating activities	194,639	178,497

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(92,387)	(95,919)
Proceeds received from sale of assets and businesses	11,450	6,657
Acquisition of property and businesses	(3,301)	0
Costs incurred for purchase and implementation of electronic health records application	(6,504)	(16,412)

Net cash used in investing activities	(90,742)	(105,674)

Cash Flows from Financing Activities:
Reduction of long-term debt	(109,054)	(69,926)
Additional borrowings	11,900	9,500
Repurchase of common shares	(13,993)	(14,027)
Dividends paid	(4,933)	(4,870)
Issuance of common stock	1,445	1,232
Excess income tax benefits related to stock-based compensation	11,750	9,266
Profit distributions to noncontrolling interests	(1,989)	(10,074)

Net cash used in financing activities	(104,874)	(78,899)

Decrease in cash and cash equivalents	(977)	(6,076)
Cash and cash equivalents, beginning of period	17,238	23,471

Cash and cash equivalents, end of period	$16,261	$17,395

Supplemental Disclosures of Cash Flow Information:
Interest paid	$18,893	$22,982

Income taxes paid, net of refunds	$6,764	$4,908

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended March 31, 2014. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

The condensed consolidated financial statements include the accounts of our majority-owned subsidiaries and partnerships and limited liability companies controlled by us, or our subsidiaries, as managing general partner or managing member. The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments (consisting only of normal recurring adjustments) which, in our opinion, are necessary to fairly state results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, significant accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At March 31, 2014, we held approximately 6.1% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying condensed consolidated statements of income, of approximately $600,000 during each of the three-month periods ended March 31, 2014 and 2013. Our pre-tax share of income from the Trust was $300,000 during each of the three-month periods ended March 31, 2014 and 2013. The carrying value of this investment was approximately $8 million at each of March 31, 2014 and December 31, 2013, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of this investment, based on the closing price of the Trust’s stock on the respective dates, was approximately $33 million at March 31, 2014 and $32 million at December 31, 2013.

Total rent expense under the operating leases on the hospital facilities with the Trust was approximately $4 million during each of the three-month periods ended March 31, 2014 and 2013. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds either 100% ownership interests or non-controlling majority ownership interests.

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

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of our chief executive officer and his wife. As a result of these agreements, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $25 million in premiums and certain trusts, owned by our chief executive officer, would pay approximately $8 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than $33 million representing the $25 million of aggregate premiums paid by us as well as the $8 million of aggregate premiums paid by the trusts. These agreements did not have a material effect on our consolidated financial statements or results of operations during 2013 or the first three months of 2014.

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

Outside owners hold noncontrolling, minority ownership interests of: (i) approximately 28% in our five acute care facilities located in Las Vegas, Nevada; (ii) 20% in an acute care facility located in Washington, D.C.; (iii) approximately 11% in an acute care facility located in Laredo, Texas, and; (iv) 20% in a behavioral health care facility located in Philadelphia, Pennsylvania. The redeemable noncontrolling interest balances of $228 million and $218 million as of March 31, 2014 and December 31, 2013, respectively, and the noncontrolling interest balances of $52 million and $50 million as of March 31, 2014 and December 31, 2013, respectively, consist primarily of the third-party ownership interests in these hospitals.

In connection with the five acute care facilities located in Las Vegas, Nevada, the minority ownership interests of which are reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owners have certain “put rights”, that are currently exercisable, that if exercised, require us to purchase the minority member’s interests at fair market value. The put rights are exercisable upon the occurrence of: (i) certain specified financial conditions falling below established thresholds; (ii) breach of the management contract by the managing member (a subsidiary of ours), or; (iii) if the minority member’s ownership percentage is reduced to less than certain thresholds. In connection with the behavioral health care facility located in Philadelphia, Pennsylvania, the minority ownership interest of which is also reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owner has a “put option” to put its entire ownership interest to us at any time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value. As of March 31, 2014, we believe the fair market value of the minority ownership interests in these facilities, pursuant to the terms of the put options, approximates the book value of the redeemable noncontrolling interests.

(4) Long-term debt and cash flow hedges

Debt:

In May, 2013, we entered into a third amendment (the “Third Amendment”) to the credit agreement, dated as of November 15, 2010 (as amended from time to time, the “Credit Agreement”), which became effective that day, among UHS, the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other agents party thereto. The Third Amendment provides for a reduction in the interest rates payable in connection with certain borrowings under the Credit Agreement. Upon the effectiveness of the Third Amendment, UHS replaced its existing $745.9 million senior secured Tranche B term loan with a new senior secured Tranche B-1 term loan in the same amount on substantially the same terms as the Tranche B term loan, other than lower interest rates. Borrowings under the Tranche B-1 term loan, which totaled $550 million as of March 31, 2014, bear interest at a rate per annum equal to, at our election, one, two, three or six month LIBOR, plus an applicable margin of 2.25% or ABR plus an applicable margin of 1.25%. The minimum LIBOR and ABR rates for the Tranche B term loan of 1.0% and 2.0%, respectively, were eliminated.

In September, 2012, we entered into a second amendment (“Second Amendment”) to our Credit Agreement which provided for: (i) a new Term Loan-A facility (“Term Loan A2”), which had $866 million of borrowings outstanding at March 31, 2014, at the same interest rates as our existing Term Loan A and a final maturity date of August 15, 2016; (ii) the extension of the maturity date on a substantial portion of our $800 million revolving credit facility commitment with $777 million of the commitment extended to mature on August 15, 2016 and the remaining $23 million commitment scheduled to mature on November 15, 2015 (there were $7 million of borrowings outstanding pursuant to our revolving credit facility as of March 31, 2014), and; (iii) the extension of the maturity date on a substantial portion of our Term Loan-A borrowings which, based upon the outstanding Term Loan-A borrowings as of March 31, 2014, $884 million is scheduled to mature on August 15, 2016 and the remaining $42 million is scheduled to mature on November 15, 2015. The Second Amendment also provides for increased flexibility for refinancing and certain other modifications but substantially all other terms of the Credit Agreement remain unchanged.

The Credit Agreement, as amended, is a senior secured facility which, as of March 31, 2014, provided for an aggregate commitment amount of $3.14 billion, comprised of an $800 million revolving credit facility, a $926 million Term Loan-A facility, a $550 million

Term Loan-B facility and a $866 million Term Loan-A2 facility. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by substantially all of the assets of the Company and our material subsidiaries and guaranteed by our material subsidiaries.

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

As of March 31, 2014, we had $7 million of borrowings outstanding pursuant to the terms of our $800 million revolving credit facility and we had $743 million of available borrowing capacity, net of $30 million of outstanding borrowings pursuant to a short-term, on-demand credit facility and $20 million of outstanding letters of credit.

We made scheduled principal payments of $18 million on the Term Loan-A and Term Loan A2 facilities during each of the three-month periods ended March 31, 2014 and 2013. Quarterly installment payments (“Installment Payments”) are due on the Term Loan-A and Term Loan-A2 facilities which approximate $54 million during the remainder of 2014, $77 million in 2015 and $46 million in 2016. The Installment Payments due as of March 31, 2015 on the Term Loan-A and Term Loan-A2 facilities are classified as current maturities of long-term debt on our Consolidated Balance Sheet as of March 31, 2014. No Installment Payments are due on the Term Loan-B facility, although we may decide to make optional repayments from time-to-time.

In October, 2013 our $275 million accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks was amended to extend the maturity date to October 25, 2016 and reduce the interest rate spread and commitment fee. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At March 31, 2014, we had $160 million of outstanding borrowings and $115 million of additional capacity pursuant to the terms of our accounts receivable securitization program.

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

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates and dividends; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of March 31, 2014.

As of March 31, 2014, the carrying value of our debt was $3.2 billion and the fair-value of our debt was $3.3 billion. The fair value of our debt was computed based upon quotes received from financial institutions and we consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during 2013 and the first three months of 2014 and determined the hedges to be highly effective. We also determined that any portion of the hedges deemed to be ineffective was de minimis and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. However, at March 31, 2014, each swap agreement entered into by us was in a net liability position which would require us to make the net settlement payments to the counterparties. We do not anticipate nonperformance by our counterparties. We do not hold or issue derivative financial instruments for trading purposes.

We entered into six forward starting interest rate swaps in the first quarter of 2011 whereby we pay a fixed rate on a total notional amount of $425 million and receive three-month LIBOR. Three of these swaps with a total notional amount of $225 million became effective in March, 2011 and will mature in May, 2015. The average fixed rate payable on these swaps is 1.91%. The three remaining interest rate swaps with total notional amounts of $100 million, $25 million and $75 million became effective in December, 2011 and have/had fixed rates of 2.50%, 1.96% and 1.32%, and maturity dates in December, 2014, December, 2013 and December, 2012, respectively.

During the fourth quarter of 2010, we entered into four forward starting interest rate swaps whereby we pay a fixed rate on a total notional amount of $600 million and receive three-month LIBOR. Each of the four swaps became effective in December, 2011 and will mature in May, 2015. The average fixed rate payable on these swaps is 2.38%.

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based primarily on quotes from banks. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. The fair value of our interest rate swaps was an aggregate gross and net liability of $20 million at March 31, 2014, of which $18 million is included in accounts payable and accrued liabilities and $2 million is included in other noncurrent liabilities on the accompanying balance sheet. The fair value of our interest rate swaps was an aggregate gross and net liability of $24 million at December 31, 2013, of which $19 million is included in accounts payable and accrued liabilities and $5 million is included in other noncurrent liabilities on the accompanying balance sheet.

(5) Commitments and Contingencies

Professional and General Liability, Workers’ Compensation Liability and Property Insurance

Professional and General Liability and Workers Compensation Liability:

Effective November, 2010, excluding our subsidiaries acquired as a result of our acquisition of Psychiatric Solutions, Inc. (“PSI”) in November, 2010, our subsidiaries are self-insured for professional and general liability exposure up to $10 million and $3 million per occurrence, respectively. Since our acquisition of PSI in November, 2010, the former PSI subsidiaries are self-insured for professional and general liability exposure up to $3 million per occurrence. Our subsidiaries (including the former PSI subsidiaries) were provided with several excess policies through commercial insurance carriers which provide for coverage in excess of the applicable per occurrence self-insured retention (either $3 million or $10 million) up to $250 million per occurrence and in the aggregate. We remain liable for 10% of the claims paid pursuant to the commercially insured coverage in excess of $10 million up to $60 million per occurrence and in the aggregate. The 9 behavioral health facilities acquired from Ascend Health Corporation in October, 2012 have general and professional liability policies through commercial insurance carriers which provide for up to $20 million of aggregate coverage, subject to a $25,000 per occurrence deductible. These facilities, like our other facilities, are also provided excess coverage through commercial insurance carriers for coverage in excess of the underlying commercial policy limitations up to $250 million per occurrence and in the aggregate.

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

As of March 31, 2014, the total accrual for our professional and general liability claims was $206 million, of which $44 million is included in current liabilities. As of December 31, 2013, the total accrual for our professional and general liability claims was $206 million, of which $44 million is included in current liabilities.

As of March 31, 2014, the total accrual for our workers’ compensation liability claims was $65 million, of which $34 million is included in current liabilities. As of December 31, 2013, the total accrual for our workers’ compensation liability claims was $64 million, of which $34 million is included in current liabilities

Property Insurance:

We have commercial property insurance policies covering catastrophic losses, including windstorm damage, up to a $1 billion policy limit per occurrence, subject to a $250,000 deductible for the majority of our properties (the properties acquired from PSI are subject to a $50,000 deductible). Losses resulting from named windstorms are subject to deductibles between 3% and 5% of the declared total insurable value of the property. In addition, we have commercial property insurance policies covering catastrophic losses resulting from earthquake and flood damage, each subject to aggregated loss limits (as opposed to per occurrence losses). Our earthquake limit is $250 million, subject to a deductible of $250,000, except for facilities located within documented fault zones. Earthquake losses that affect facilities located in fault zones within the United States are subject to a $100 million limit and will have applied deductibles ranging from 1% to 5% of the declared total insurable value of the property. The earthquake limit in Puerto Rico is $25 million, subject to a $25,000 deductible. Non-critical flood losses have either a $250,000 or $500,000 deductible, based upon the location of the facility. Since certain of our facilities have been designated by our insurer as flood prone, we have elected to purchase policies from The National Flood Insurance Program to cover a substantial portion of the applicable deductible.

Other

Our accounts receivable as of March 31, 2014 and December 31, 2013 include amounts due from Illinois of approximately $39 million and $49 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $14 million as of March 31, 2014 and $28 million as of December 31, 2013, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. In addition, our accounts receivable as of March 31, 2014 and December 31, 2013 includes approximately $40 million and $46 million due from Texas in connection with Medicaid supplemental payment programs (which we expect to collect during 2014). Although the accounts receivable due from Illinois and Texas could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois and/or Texas. Failure to ultimately collect all outstanding amounts due from these states would have an adverse impact on our future consolidated results of operations and cash flows.

As of March 31, 2014 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $90 million consisting of: (i) $73 million related to our self-insurance programs, and; (ii) $17 million of other debt and public utility guarantees.

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

In February, 2013, the OIG served a subpoena requesting various documents from January, 2008 to the date of the subpoena directed at Universal Health Services, Inc. (“UHS”) concerning it and UHS of Delaware, Inc., and several UHS owned behavioral health facilities including: Keys of Carolina, Old Vineyard Behavioral Health, The Meadows Psychiatric Center, Streamwood Behavioral Health, Hartgrove Hospital, Rock River Academy and Residential Treatment Center, Roxbury Treatment Center, Harbor Point Behavioral Health Center, f/k/a, The Pines Residential Treatment Center, including the Crawford, Brighton and Kempsville campuses, Wekiva Springs Center and River Point Behavioral Health. Prior to receiving this subpoena: (i) the Keys of Carolina and Old Vineyard received notification during the second half of 2012 from the United States Department of Justice of its intent to proceed with an investigation following requests for documents for the period of January, 2007 to the date of the subpoenas from the North Carolina state Attorney General’s Office; (ii) Harbor Point Behavioral Health Center received a subpoena in December, 2012 from the Attorney General of the Commonwealth of Virginia requesting various documents from July, 2006 to the date of the subpoena, and; (iii) The Meadows Psychiatric Center received a subpoena from the OIG in February, 2013 requesting certain documents from 2008 to the date of the subpoena. Unrelated to these matters, the Keys of Carolina was closed and the real property was sold in January, 2013.

In April, 2013, the OIG served facility specific subpoenas on Wekiva Springs Center and River Point Behavioral Health requesting various documents from January, 2005 to the date of the subpoenas. In June, 2013, the OIG served a subpoena on Coastal Harbor Health System in Savannah, Georgia requesting documents from January, 2009 to the date of the subpoena. In July, 2013, another subpoena was issued to Wekiva Springs Center and River Point Behavioral Health requesting additional records. In October, 2013, we were advised by the DOJ’s Criminal Frauds Section that they received a referral from the DOJ Civil Division and opened an investigation of River Point Behavioral Health and Wekiva Springs Center.

In February, 2014, we were notified that the investigation conducted by the Criminal Frauds Section had been expanded to include the National Deaf Academy. In March, 2014, a Civil Investigative Demand (“CID”) was served on the National Deaf Academy requesting documents and information from the facility from January 1, 2008 through the date of the CID. We have been advised by the government that the National Deaf Academy has been added to the facilities which are the subject of the coordinated investigation referenced above. Also in March, 2014, CIDs were served on Hartgrove Hospital, Rock River Academy and Streamwood Behavioral Health requesting documents and information from those facilities from January 2008 through the date of the CID. We were recently advised that a qui tam action had been filed against Roxbury Treatment Center but the government declined to intervene and the case was dismissed.

In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations which implemented provisions of the Affordable Care Act regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. In response, CMS has continued the payment suspension. River Point Behavioral Health continues to provide additional information to CMS in an effort to obtain relief from the payment suspension. We cannot predict if and/or when the facility’s suspended payments will resume. However, if continued for a significant period of time, the payment suspension will likely have a material adverse effect on River Point Behavioral Health’s future results of operations and financial condition. The operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations for the three-month period ended March 31, 2014 or the year ended December 31, 2013.

At present, we are uncertain as to the specific focus, scope or extent of the investigations, liability of the facilities and/or potential financial exposure, if any, in connection with these matters.

Matters Relating to PSI:

The following matters pertain to PSI or former PSI facilities (owned by subsidiaries of Psychiatric Solutions, Inc.) which were in existence prior to the acquisition of PSI and for which we have assumed the defense as a result of our acquisition which was completed in November, 2010:

Garden City Employees’ Retirement System v. PSI:

This is a purported shareholder class action lawsuit filed in the United States District Court for the Middle District of Tennessee against PSI and the former directors in 2009 alleging violations of federal securities laws. We intend to defend the case vigorously. Should we be deemed liable in this matter, we believe we would be entitled to commercial insurance recoveries for amounts paid by us, subject to certain limitations and deductibles. Included in our consolidated balance sheets as of March 31, 2014 and December 31, 2013, is an estimated reserve (current liability) and corresponding commercial insurance recovery (current asset) which did not have a material impact on our financial statements. Although we believe the commercial insurance recoveries are adequate to satisfy potential liability and related legal fees in connection with this matter, we can provide no assurance that the ultimate liability will not exceed the commercial insurance recoveries which would make us liable for the excess.

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

General:

The healthcare industry is subject to numerous laws and regulations which include, among other things, matters such as government healthcare participation requirements, various licensure, certifications, and accreditations, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Government action has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare providers. Currently, and from time to time, some of our facilities are subjected to inquiries and/or actions and receive notices of potential non-compliance of laws and regulations from various federal and state agencies. Providers that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to potential licensure, certification, and/or accreditation revocation, subjected to payment suspension, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. We monitor all aspects of our business and have developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including ours. Although we believe our policies, procedures and practices comply with governmental regulations, there is no assurance that we will not be faced with sanctions, fines or penalties in connection with such inquiries or actions, including with respect to the investigations and other matters discussed herein. Even if we were to ultimately prevail, such inquiries and/or actions could have a material adverse effect on us.

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

(6) Segment Reporting

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction and patient accounting as well as the operating results for our other operating entities including outpatient surgery and radiation centers. The chief operating decision making group for our acute care hospital services and behavioral health care services is comprised of the Chief Executive Officer, the President and the Presidents of each operating segment. The Presidents of each operating segment also manage the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2013.

	Three months ended March 31, 2014
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$3,876,364	$1,608,899	—	$5,485,263
Gross outpatient revenues	$1,957,491	$184,115	$8,514	$2,150,120
Total net revenues	$971,391	$945,457	$3,318	$1,920,166
Income/(loss) before allocation of corporate overhead and income taxes	$111,650	$221,148	($97,015)	$235,783
Allocation of corporate overhead	($44,697)	($26,169)	$70,866	0
Income/(loss) after allocation of corporate overhead and before income taxes	$66,953	$194,979	($26,149)	$235,783
Total assets as of 3/31/14	$3,200,203	$5,004,478	$226,704	$8,431,385

	Three months ended March 31, 2013
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$3,507,270	$1,576,148	—	$5,083,418
Gross outpatient revenues	$1,651,575	$185,802	$10,848	$1,848,225
Total net revenues	$908,734	$909,544	$13,354	$1,831,632
Income/(loss) before allocation of corporate overhead and income taxes	$80,629	$220,775	($97,420)	$203,984
Allocation of corporate overhead	($46,112)	($22,367)	$68,479	0
Income/(loss) after allocation of corporate overhead and before income taxes	$34,517	$198,408	($28,941)	$203,984
Total assets as of 3/31/13	$3,077,881	$4,963,760	$274,867	$8,316,508

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2014	2013
Basic and Diluted:
Net income attributable to UHS	$138,078	$119,784
Less: Net income attributable to unvested restricted share grants	(70)	(69)

Net income attributable to UHS - basic and diluted	$138,008	$119,715

Weighted average number of common shares - basic	98,572	97,711
Net effect of dilutive stock options and grants based on the treasury stock method	1,585	860

Weighted average number of common shares and equivalents - diluted	100,157	98,571

Earnings per basic share attributable to UHS:	$1.40	$1.23

Earnings per diluted share attributable to UHS:	$1.38	$1.21

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. There were no anti-dilutive stock options during the three months ended March 31, 2014 and March 31, 2013, respectively. All classes of our common stock have the same dividend rights.

Stock-Based Compensation: During the three-month periods ended March 31, 2014 and 2013, compensation cost of $6.8 million ($4.3 million after-tax) and $6.7 million ($4.2 million after-tax), respectively, was recognized related to outstanding stock options. In addition, during the three-month periods ended March 31, 2014 and 2013, compensation cost of approximately $409,000 ($256,000 after-tax) and $405,000 ($252,000 after-tax), respectively, was recognized related to restricted stock. As of March 31, 2014 there was $72.5 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 3.1 years. There were 2,772,100 stock options granted (net of cancellations) during the first three months of 2014 with a weighted-average grant date fair value of $17.12 per share.

The expense associated with share-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, share-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $7.2 million and $7.1 million during the three-month periods ended March 31, 2014 and 2013, respectively. In accordance with ASC 718, excess income tax benefits related to stock based compensation are classified as cash inflows from financing activities on the Consolidated Statement of Cash Flows. Previously for the three-month period ended March 31, 2013, we included $9.3 million of excess income tax benefits related to stock based compensation as net cash provided by operating activities as included in the change in accrued and deferred income taxes for that period. In our Consolidated Statements of Cash Flows, as included herein, that amount is reflected as cash inflows from financing activities for the 2013 three-month period. We assessed this misclassification and concluded that it was not material to our previously issued quarterly Consolidated Statements of Cash Flows. During the first quarter of 2014, we generated $11.8 million of excess income tax benefits related to stock based compensation which are reflected as cash inflows from financing activities in our Consolidated Statements of Cash Flows.

(8) Dispositions and acquisitions

Three-month periods ended March 31, 2014 and 2013:

Acquisitions:

Subsequent to March 31, 2014, we acquired the Psychiatric Institute of Washington, a 124-bed behavioral health care facility and outpatient treatment center located in Washington, D.C. As part of this transaction, we also acquired the Arbor Group, L.L.C., which operates three management contracts covering 66 beds in the Washington, D.C. and Maryland market.

During the first quarter of 2014, we paid approximately $3 million to acquire the operations of Palo Verde Behavioral Health, a 48-bed behavioral health care facility located in Tucson, Arizona.

There were no acquisitions during the first quarter of 2013.

Divestitures:

During the first quarter of 2014, we received approximately $11 million of cash proceeds for the divestiture of a non-operating investment. This transaction resulted in a pre-tax gain of approximately $10 million which is included in our consolidated results of operations during the first quarter of 2014.

During the first quarter of 2013, we received aggregate cash proceeds of approximately $7 million for the divestiture of certain real property, including two previously closed facilities. The pre-tax net gain on these divestitures did not have a material impact on our consolidated results of operations during the first quarter of 2013.

(9) Dividends

We declared and paid dividends of $4.9 million, or $.05 per share, during each of the first quarters of 2014 and 2013.

(10) Income Taxes

As of January 1, 2014, our unrecognized tax benefits were approximately $3 million. The amount, if recognized, that would affect the effective tax rate is approximately $2 million. During the quarter ended March 31, 2014, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of March 31, 2014, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2010 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of uncertain tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our result of operations.

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. Our tax returns have been examined by the Internal Revenue Service (“IRS”) through the year ended December 31, 2006. We believe that adequate accruals have been provided for federal, foreign and state taxes.

(11) Supplemental Condensed Consolidating Financial Information

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Net revenues before provision for doubtful accounts	$0	$1,463,920	$671,587	$(7,157)	$2,128,350
Less: Provision for doubtful accounts	0	135,986	72,198	0	208,184

Net revenues	0	1,327,934	599,389	(7,157)	1,920,166

Operating charges:
Salaries, wages and benefits	0	669,253	266,112	0	935,365
Other operating expenses	0	240,176	148,525	(6,941)	381,760
Supplies expense	0	131,475	84,323	0	215,798
EHR incentive income	0	(430)	0	0	(430)
Depreciation and amortization	0	67,714	25,645	0	93,359
Lease and rental expense	0	14,349	9,205	(216)	23,338

	0	1,122,537	533,810	(7,157)	1,649,190

Income from operations	0	205,397	65,579	0	270,976
Interest expense	33,573	824	796	0	35,193
Interest (income) expense, affiliate	0	22,112	(22,112)	0	0
Equity in net income of consolidated affiliates	(158,801)	(42,952)	0	201,753	0

Income before income taxes	125,228	225,413	86,895	(201,753)	235,783
Provision for income taxes	(12,850)	78,753	18,028	0	83,931

Net income	138,078	146,660	68,867	(201,753)	151,852
Less: Income attributable to noncontrolling interests	0	0	13,774	0	13,774

Net income attributable to UHS	$138,078	$146,660	$55,093	$(201,753)	$138,078

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Net income	$138,078	$146,660	$68,867	$(201,753)	$151,852
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	3,745	0	0	0	3,745
Amortization of terminated hedge	(84)	0	0	0	(84)

Other comprehensive income before tax	3,661	0	0	0	3,661
Income tax expense related to items of other comprehensive income	1,354	0	0	0	1,354

Total other comprehensive income, net of tax	2,307	0	0	0	2,307

Comprehensive income	140,385	146,660	68,867	(201,753)	154,159
Less: Comprehensive income attributable to noncontrolling interests	0	0	13,774	0	13,774

Comprehensive income attributable to UHS	$140,385	$146,660	$55,093	$(201,753)	$140,385

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2014

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Assets
Current assets:
Cash and cash equivalents	$0	$7,719	$8,542	$0	$16,261
Accounts receivable, net	0	864,487	348,107	0	1,212,594
Supplies	0	63,952	38,324	0	102,276
Other current assets	0	85,134	12,551	0	97,685
Deferred income taxes	71,108	43,189	0	0	114,297

Total current assets	71,108	1,064,481	407,524	0	1,543,113

Investments in subsidiaries	6,537,300	1,519,863	0	(8,057,163)	0
Intercompany receivable	205,674	0	443,751	(649,425)	0
Intercompany note receivable	0	0	1,104,881	(1,104,881)	0

Property and equipment	0	4,171,728	1,617,665	0	5,789,393
Less: accumulated depreciation	0	(1,532,857)	(788,364)	0	(2,321,221)

	0	2,638,871	829,301	0	3,468,172

Other assets:
Goodwill	0	2,553,615	500,051	0	3,053,666
Deferred charges	45,425	5,683	2,413	0	53,521
Other	7,923	243,381	61,609	0	312,913

	$6,867,430	$8,025,894	$3,349,530	$(9,811,469)	$8,431,385

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$101,903	$916	$822	$0	$103,641
Accounts payable and accrued liabilities	38,901	822,487	93,514	0	954,902
Federal and state taxes	49,753	2,152	0	0	51,905

Total current liabilities	190,557	825,555	94,336	0	1,110,448

Intercompany payable	0	649,425	0	(649,425)	0
Other noncurrent liabilities	4,202	200,091	77,880	0	282,173
Long-term debt	3,079,123	5,109	24,926	0	3,109,158
Intercompany note payable	0	1,104,881	0	(1,104,881)	0
Deferred income taxes	201,429	55,915	0	0	257,344

Redeemable noncontrolling interests	0	0	228,107	0	228,107

UHS common stockholders’ equity	3,392,119	5,184,918	2,872,245	(8,057,163)	3,392,119
Noncontrolling interest	0	0	52,036	0	52,036

Total equity	3,392,119	5,184,918	2,924,281	(8,057,163)	3,444,155

	$6,867,430	$8,025,894	$3,349,530	$(9,811,469)	$8,431,385

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Net cash provided by operating activities	$70,888	51,661	72,090	$0	$194,639

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(70,385)	(22,002)	0	(92,387)
Proceeds received from sale of assets and businesses	0	11,450	0	0	11,450
Acquisition of property and businesses	0	0	(3,301)		(3,301)
Costs incurred for purchase and implementation of electronic health records application	0	(6,504)	0	0	(6,504)

Net cash used in investing activities	0	(65,439)	(25,303)	0	(90,742)

Cash Flows from Financing Activities:
Reduction of long-term debt	(97,975)	(228)	(10,851)	0	(109,054)
Additional borrowings	11,900	0	0	0	11,900
Repurchase of common shares	(13,993)	0	0	0	(13,993)
Dividends paid	(4,933)	0	0	0	(4,933)
Issuance of common stock	1,445	0	0	0	1,445

Excess income tax benefits related to stock-based compensation	11,750	0	0	0	11,750
Profit distributions to noncontrolling interests	0	0	(1,989)	0	(1,989)
Changes in intercompany balances with affiliates, net	20,918	13,735	(34,653)	0	0

Net cash (used in) provided by financing activities	(70,888)	13,507	(47,493)	0	(104,874)

Decrease in cash and cash equivalents	0	(271)	(706)	0	(977)
Cash and cash equivalents, beginning of period	0	7,990	9,248	0	17,238

Cash and cash equivalents, end of period	$0	$7,719	$8,542	$0	$16,261

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Net cash provided by operating activities	$64,747	35,367	78,383	$0	$178,497

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(54,822)	(41,097)	0	(95,919)
Proceeds received from sale of assets and businesses	0	4,178	2,479	0	6,657
Acquisition of property and businesses	0	0	0		0
Costs incurred for purchase and implementation of electronic health records application	0	(16,412)	0	0	(16,412)

Net cash used in investing activities	0	(67,056)	(38,618)	0	(105,674)

Cash Flows from Financing Activities:
Reduction of long-term debt	(63,612)	(265)	(6,049)	0	(69,926)
Additional borrowings	9,500	0	0	0	9,500
Repurchase of common shares	(14,027)	0	0	0	(14,027)
Dividends paid	(4,870)	0	0	0	(4,870)
Issuance of common stock	1,232	0	0	0	1,232

Excess income tax benefits related to stock-based compensation	9,266	0	0	0	9,266
Profit distributions to noncontrolling interests	0	0	(10,074)	0	(10,074)
Changes in intercompany balances with affiliates, net	(2,236)	28,322	(26,086)	0	0

Net cash (used in) provided by financing activities	(64,747)	28,057	(42,209)	0	(78,899)

Decrease in cash and cash equivalents	0	(3,632)	(2,444)	0	(6,076)
Cash and cash equivalents, beginning of period	0	11,949	11,522	0	23,471

Cash and cash equivalents, end of period	$0	$8,317	$9,078	$0	$17,395

(12) Recent Accounting Standards

In April 2014, the Financial Accounting Standards Board updated the accounting guidance related to the definition of a discontinued operation and the related disclosures. The updated accounting guidance defines a discontinued operation as a disposal of a component or a group of components that is to be disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The updated guidance is applicable to us effective January 1, 2015 with early adoption permitted. We do not expect the adoption of this update to have a material impact on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of March 31, 2014, we owned and/or operated 24 acute care hospitals and 194 behavioral health centers located in 37 states, Washington, D.C., Puerto Rico and the U.S. Virgin Islands. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 5 surgical hospitals and surgery and radiation oncology centers located in 4 states.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 51% and 50% during the three-month periods ended March 31, 2014 and 2013, respectively. Net revenues from our behavioral health care facilities accounted for 49% and 50% of our consolidated net revenues during the three-month periods ended March 31, 2014 and 2013, respectively.

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

Forward-Looking Statements and Risk Factors

You should carefully review the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. This Quarterly Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements. In evaluating those statements, you should specifically consider various factors, including the risks related to healthcare industry trends and those detailed in our filings with the SEC including those set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2013 in Item 1A Risk Factors and in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements and Risk Factors. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

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

•	our accounts receivable as of March 31, 2014 and December 31, 2013 include amounts due from Illinois of approximately $39 million and $49 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $14 million as of March 31, 2014 and $28 million as of December 31, 2013, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. In addition, our accounts receivable as of March 31, 2014 and December 31, 2013 includes approximately $40 million and $46 million due from Texas in connection with Medicaid supplemental payment programs (which we expect to collect during 2014). Although the accounts receivable due from Illinois and Texas could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois and/or Texas. Failure to ultimately collect all outstanding amounts due from these states would have an adverse impact on our future consolidated results of operations and cash flows;

•	the ability to obtain adequate levels of general and professional liability insurance on current terms;

•	changes in our business strategies or development plans;

•	fluctuations in the value of our common stock, and;

•	other factors referenced herein or in our other filings with the Securities and Exchange Commission.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We consider our critical accounting policies to be those that require us to make significant judgments and estimates when we prepare our consolidated financial statements. For a summary of our significant accounting policies, please see Note 1 to the Consolidated Financial Statements as included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 37% and 38% of our net patient revenues during the three-month periods ended March 31, 2014 and 2013, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs, accounted for 50% and 49% of our net patient revenues during the three-month periods ended March 31, 2014 and 2013, respectively.

Provision for Doubtful Accounts: On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. Our accounts receivable are recorded net of allowance for doubtful accounts of $286 million at March 31, 2014 and $395 million at December 31, 2013.

Our accounts receivable as of March 31, 2014 and December 31, 2013 include amounts due from Illinois of approximately $39 million and $49 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $14 million as of March 31, 2014 and $28 million as of December 31, 2013, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. In addition, our accounts receivable as of March 31, 2014 and December 31, 2013 includes approximately $40 million and $46 million due from Texas in connection with Medicaid supplemental payment programs (which we expect to collect during 2014). Although the accounts receivable due from Illinois and Texas could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois and/or Texas. Failure to ultimately collect all outstanding amounts due from these states would have an adverse impact on our future consolidated results of operations and cash flows.

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

At both March 31, 2014 and December 31, 2013, the total accrual for our professional and general liability claims was $206 million, of which $44 million is included in current liabilities.

Recent Accounting Standards: For a summary of accounting standards, please see Note 12 to the Consolidated Financial Statements, as included herein.

Results of Operations

Three-month periods ended March 31, 2014 and 2013:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended March 31, 2014 and 2013 (dollar amounts in thousands):

	Three months ended		Three months ended
	March 31, 2014		March 31, 2013
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$2,128,350		$2,078,348
Less: Provision for doubtful accounts	208,184		246,716

Net revenues	1,920,166	100.0%	1,831,632	100.0%

Operating charges:
Salaries, wages and benefits	935,365	48.7%	902,296	49.3%
Other operating expenses	381,760	19.9%	381,007	20.8%
Supplies expense	215,798	11.2%	204,642	11.2%
Depreciation and amortization	93,359	4.9%	79,812	4.4%
Lease and rental expense	23,338	1.2%	24,665	1.3%
EHR incentive income	(430)	0.0%	(4,712)	-0.3%

Subtotal-operating expenses	1,649,190	85.9%	1,587,710	86.7%

Income from operations	270,976	14.1%	243,922	13.3%
Interest expense, net	35,193	1.8%	39,938	2.2%

Income before income taxes	235,783	12.3%	203,984	11.1%
Provision for income taxes	83,931	4.4%	74,049	4.0%

Net income	151,852	7.9%	129,935	7.1%
Less: Income attributable to noncontrolling interests	13,774	0.7%	10,151	0.6%

Net income attributable to UHS	$138,078	7.2%	$119,784	6.5%

Net revenues increased 5%, or $89 million, to $1.92 billion during the three-month period ended March 31, 2014 as compared to $1.83 billion during the comparable quarter of the prior year. The net increase was primarily attributable to an $86 million or 5% increase in net revenues generated at our acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”).

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $32 million to $236 million during the three-month period ended March 31, 2014 as compared to $204 million during the comparable quarter of the prior year. The net increase in our income before income taxes during the first quarter of 2014, as compared to the comparable prior year quarter, was due to:

a.	an increase of $39 million at our acute care facilities as discussed below in Acute Care Hospital Services, excluding EHR impact as mentioned in c. below;

b.	an increase of $10 million due to the pre-tax gain recorded during the first quarter of 2014 resulting from the divestiture of a non-operating investment;

c.	a decrease of $8 million related to the change in incentive income, net of expenses, recorded during each of the three-month periods ended March 31, 2014 and 2013 in connection with the implementation of EHR applications at our acute care hospitals, and;

d.	$9 million of other combined net decreases.

Net income attributable to UHS increased $18 million to $138 million during the three-month period ended March 31, 2014 as compared to $120 million during the comparable prior year quarter. The increase during the first quarter of 2014, as compared to the comparable prior year quarter, consisted of:

•	an increase of $32 million in income before income taxes, as discussed above;

•	a decrease of $4 million due to an increase in income attributable to noncontrolling interests, and;

•	a decrease of $10 million resulting primarily from: (i) an increase in the provision for income taxes resulting from the income tax provision recorded on the $28 million increase in pre-tax income ($32 million increase in income before income taxes less the $4 million increase in the income attributable to noncontrolling interests), offset by; (ii) a decrease in the provision for income taxes resulting from a decrease in our blended effective state income tax rate.

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

The following table summarizes the results of operations for our acute care facilities, on a same facility and all acute care basis, and is used in the discussion below for the three-month periods ended March 31, 2014 and 2013 (dollar amounts in thousands):

	Three months ended		Three months ended
	March 31, 2014		March 31, 2013
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$1,142,852		$1,126,777
Less: Provision for doubtful accounts	181,619		218,043

Net revenues	961,233	100.0%	908,734	100.0%

Operating charges:
Salaries, wages and benefits	412,457	42.9%	403,677	44.4%
Other operating expenses	189,801	19.7%	198,853	21.9%
Supplies expense	168,718	17.6%	160,604	17.7%
Depreciation and amortization	48,451	5.0%	47,499	5.2%
Lease and rental expense	12,943	1.3%	14,601	1.6%

Subtotal-operating expenses	832,370	86.6%	825,234	90.8%

Income from operations	128,863	13.4%	83,500	9.2%
Interest expense, net	1,074	0.1%	1,137	0.1%

Income before income taxes	127,789	13.3%	82,363	9.1%

During the three-month period ended March 31, 2014, as compared to the comparable prior year quarter, net revenues at our acute care hospitals, on a same facility basis, increased $52 million or 5.8%. Income before income taxes (and before income attributable to noncontrolling interests) increased $45 million or 55% to $128 million or 13.3% of net revenues during the first quarter of 2014 as compared to $82 million or 9.1% of net revenues during the comparable prior year quarter.

During the three-month period ended March 31, 2014, as compared to the comparable prior year quarter, inpatient admissions to our acute care facilities decreased 2.7% and adjusted admissions (adjusted for outpatient activity) decreased 0.5%. Patient days at these facilities increased 2.3% during the first quarter of 2014 and adjusted patient days increased 4.6% during the three-month period ended March 31, 2014 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.8 days and 4.6 days during the three-month periods ended March 31, 2014 and 2013, respectively. The occupancy rate, based on the average available beds at these facilities, was 61% and 60% during the three-month periods ended March 31, 2014 and 2013, respectively. During the three-month period ended March 31, 2014, net revenue per adjusted admission increased 6.3% and net revenue per adjusted patient day increased 1.1%, as compared to the comparable quarter of the prior year.

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

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three-month periods ended March 31, 2014 and 2013:

Uncompensated care (in millions):

Amounts in millions	Three Months Ended
	March 31,		March 31,
	2014	%	2013	%
Charity care	$134	42%	$142	62%
Uninsured discounts	186	58%	88	38%

Total uncompensated care	$320	100%	$230	100%

The increase in the total uncompensated care recorded at our acute care hospitals during the first quarter of 2014, as compared to the first quarter of 2013, was offset by a decrease in the provision for doubtful accounts which amounted to $182 million during the first quarter of 2014 as compared to $218 million during the first quarter of 2013.

Estimated cost of providing uncompensated care:

The estimated costs of providing uncompensated care as reflected below were based on a calculation which multiplied the percentage of operating expenses for our acute care hospitals to gross charges for those hospitals by the above-mentioned total uncompensated care amounts. Amounts included in the provision for doubtful accounts, which as mentioned above decreased during the three-month period ended March 31, 2014, as compared to the comparable quarter of 2013, are not included in the calculation of estimated costs of providing uncompensated care. The percentage of cost to gross charges is calculated based on the total operating expenses for our acute care facilities divided by gross patient service revenue for those facilities. An increase in the level of uninsured patients to our facilities and the resulting adverse trends in the provision for doubtful accounts and uncompensated care provided could have a material unfavorable impact on our future operating results.

Estimated cost of providing uncompensated care (in millions):

	Three Months Ended
	March 31,	March 31,
	2014	2013

Estimated cost of providing charity care	$19	$23
Estimated cost of providing uninsured discounts related care	27	14

Estimated cost of providing uncompensated care	$46	$37

All Acute Care Hospitals

The following table summarizes the results of operations for all our acute care operations during the three-month periods ended March 31, 2014 and 2013 which includes our acute care results on a same facility basis, as well as the impact of other items, as mentioned below (dollar amounts in thousands):

	Three months ended		Three months ended
	March 31, 2014		March 31, 2013
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$1,153,741		$1,126,777
Less: Provision for doubtful accounts	182,350		218,043

Net revenues	971,391	100.0%	908,734	100.0%

Operating charges:
Salaries, wages and benefits	421,050	43.3%	404,511	44.5%
Other operating expenses	192,998	19.9%	198,961	21.9%
Supplies expense	170,487	17.6%	160,610	17.7%
Depreciation and amortization	61,578	6.3%	52,986	5.8%
Lease and rental expense	12,984	1.3%	14,612	1.6%
EHR incentive income	(430)	0.0%	(4,712)	-0.5%

Subtotal-operating expenses	858,667	88.4%	826,968	91.0%

Income from operations	112,724	11.6%	81,766	9.0%
Interest expense, net	1,074	0.1%	1,137	0.1%

Income before income taxes	111,650	11.5%	80,629	8.9%

Income before income taxes increased $31 million or 39% to $112 million during the first quarter of 2014 as compared to $81 million during the first quarter of 2013. The increase in income before income taxes at our acute care facilities resulted from:

•	a $45 million increase at our acute care facilities on a same facility basis, as discussed above;

•	a decrease of $8 million related to the incentive income, net of incremental expenses, recorded during the first quarter of 2014, as compared to the comparable quarter in 2013, in connection with the implementation of EHR applications at our acute care hospitals ($9 million loss before income taxes incurred during the first quarter of 2014 as compared to $1 million loss before income taxes incurred during the first quarter of 2013), and;

•	a decrease of $6 million from the change in the net operating loss incurred at the newly constructed Temecula Valley Hospital which opened in October, 2013.

Behavioral Health Services

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussion below for the three-month periods ended March 31, 2014 and 2013 (dollar amounts in thousands):

Same Facility—Behavioral Health

	Three months ended		Three months ended
	March 31, 2014		March 31, 2013
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$965,530		$935,383
Less: Provision for doubtful accounts	25,803		28,750

Net revenues	939,727	100.0%	906,633	100.0%

Operating charges:
Salaries, wages and benefits	457,521	48.7%	446,055	49.2%
Other operating expenses	176,060	18.7%	159,503	17.6%
Supplies expense	44,164	4.7%	42,484	4.7%
Depreciation and amortization	29,224	3.1%	24,607	2.7%
Lease and rental expense	9,895	1.1%	9,456	1.0%

Subtotal-operating expenses	716,864	76.3%	682,105	75.2%

Income from operations	222,863	23.7%	224,528	24.8%
Interest expense, net	520	0.1%	858	0.1%

Income before income taxes	222,343	23.7%	223,670	24.7%

On a same facility basis during the first quarter of 2014, as compared to the first quarter of 2013, net revenues at our behavioral health care facilities increased 4% or $33 million to $940 million from $907 million. Income before income taxes decreased $1 million or 1% to $222 million or 23.7% of net revenues during the three-month period ended March 31, 2014, as compared to $224 million or 24.7% of net revenues during the comparable prior year quarter.

On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities increased 2.6% and 2.3%, respectively, during the three-month period ended March 31, 2014 as compared to the comparable quarter of 2013. Patient days and adjusted patient days increased 0.4% and 0.1%, respectively, during the three-month period ended March 31, 2014 as compared to the comparable prior year quarter. During the three-month period ended March 31, 2014, net revenue per adjusted admission decreased 0.1% and net revenue per adjusted patient day increased 2.1%, as compared to the comparable quarter of the prior year. The average length of inpatient stay at these facilities was 12.8 days and 13.1 days during the three-month periods ended March 31, 2014 and 2013, respectively. The occupancy rate, based on the average available beds at these facilities, was 76% during each of the three-month periods ended March 31, 2014 and 2013.

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care facilities during the three-month periods ended March 31, 2014 and 2013 which includes our behavioral health results on a same facility basis, as well as the impact of the facilities acquired or opened within the previous twelve months (dollar amounts in thousands):

	Three months ended		Three months ended
	March 31, 2014		March 31, 2013
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$971,322		$938,151
Less: Provision for doubtful accounts	25,865		28,607

Net revenues	945,457	100.0%	909,544	100.0%

Operating charges:
Salaries, wages and benefits	461,412	48.8%	451,888	49.7%
Other operating expenses	177,827	18.8%	158,246	17.4%
Supplies expense	44,516	4.7%	42,962	4.7%
Depreciation and amortization	29,954	3.2%	25,042	2.8%
Lease and rental expense	10,080	1.1%	9,773	1.1%

Subtotal-operating expenses	723,789	76.6%	687,911	75.6%

Income from operations	221,668	23.4%	221,633	24.4%
Interest expense, net	520	0.1%	858	0.1%

Income before income taxes	221,148	23.4%	220,775	24.3%

Income before income taxes was relatively unchanged at $221 million during each of the quarters ended March 31, 2014 and 2013. The $1 million decrease in income before income taxes, on a same facility basis, during the first quarter of 2014 as compared to the first quarter of 2013 was offset by a $1 million other combined net increase.

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

The following table shows the approximate percentages of net patient revenue for the three-month period ended March 31, 2014 and 2013 presented on: (i) a combined basis for both our acute care and behavioral health facilities; (ii) for our acute care facilities only, and; (iii) for our behavioral health facilities only. Net patient revenue is defined as revenue from all sources after deducting contractual allowances and discounts from established billing rates, which we derived from various sources of payment for the periods indicated.

Acute Care and Behavioral Health Facilities Combined	Percentage of Net Patient Revenues
	Three Months Ended March 31,
	2014	2013
Third Party Payors:
Medicare	23%	24%
Medicaid	14%	14%
Managed Care (HMO and PPOs)	50%	49%
Other Sources	13%	13%

Total	100%	100%

Acute Care Facilities	Percentage of Net Patient Revenues
	Three Months Ended March 31,
	2014	2013
Third Party Payors:
Medicare	27%	30%
Medicaid	7%	7%
Managed Care (HMO and PPOs)	60%	56%
Other Sources	6%	7%

Total	100%	100%

Behavioral Health Facilities	Percentage of Net Patient Revenues
	Three Months Ended March 31,
	2014	2013
Third Party Payors:
Medicare	19%	19%
Medicaid	22%	22%
Managed Care (HMO and PPOs)	39%	41%
Other Sources	20%	18%

Total	100%	100%

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

In April, 2014, CMS published its proposed IPPS 2015 payment rule which provides for a 2.7% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform mandated adjustments are considered, without consideration for the decreases related to the required Medicare Disproportionate Share Hospital (“DSH”) payment changes and proposed increase to the Medicare Outlier threshold, the overall increase would approximate 0.4%. To the extent the IPPS 2015 payment rule is implemented as proposed, including the estimated decreases to our DSH payments (-0.8%) and Medicare Outlier threshold (-0.7%), we estimate our overall decrease from the proposed IPPS 2015 rule (covering the period of October 1, 2014 through September 30, 2015) will approximate -1.1%, or approximately $7 million annually. This projected impact from the IPPS 2015 proposed rule includes both the impact of the American Taxpayer Relief Act (“ATRA”) of 2012 documentation and coding adjustment and the required changes to the DSH payments related to the traditional Medicare fee for service, however, it excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, as discussed below.

In August, 2013, CMS published its final IPPS 2014 payment rule which provides for a 2.5% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform mandated adjustments are considered, we estimate our overall increase from the final federal fiscal year 2014 rule (covering the period of October 1, 2013 through September 30, 2014) will approximate 1.0%. This projected impact from the IPPS 2014 final rule includes both the impact of the ATRA of 2012 documentation and coding adjustment and the required changes to the Medicare Disproportionate Share Hospital payments related to the traditional Medicare fee for service, however, it excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, as discussed below. The final rule would also expand CMS’s policy under which it defines inpatient admissions to include the use of an objective time of care standard. Specifically, it would require Medicare’s external review contractors to presume that hospital inpatient admissions are reasonable and necessary when beneficiaries receive a physician order for admission and receive medically necessary services for at least two midnights (the “Two Midnight” rule). Correspondingly, under the final rule, CMS would presume that hospital services spanning less than two midnights should have been provided on an outpatient basis and paid under Medicare Part B unless the medical record contains clear documentation supporting the physician’s order and an expectation that the Medicare beneficiary would need medically necessary care for more than two midnights, or is receiving services which CMS designates as inpatient only. Our acute care hospitals have begun to comply with the Two Midnight rule and, although we are unable to determine the ultimate impact at this time, its application could have a material unfavorable impact on our future results of operations. Excluding the potential impact of the Two Midnight rule, we do not expect the final IPPS 2014 payment rule to have a material impact on our future results of operations. In February, 2014, CMS extended by an additional six months a policy under which Recovery Auditor Contractors and other Medicare review contractors will not conduct post-payment patient status reviews of inpatient hospital claims with dates of admission on or after October 1, 2013 through September 30, 2014.

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

On January 2, 2013, the ATRA was enacted which, among other things, includes a requirement for CMS to recoup $11 billion from hospitals from Medicare IPPS rates during federal fiscal years 2014 to 2017. The recoupment relates to IPPS documentation and coding adjustments for the period 2008 to 2013 for which adjustments were not previously applied by CMS. The 2014 IPPS final rule includes a -0.8% recoupment adjustment as does the aforementioned 2015 IPPS proposed rule. CMS expects to make similar adjustments in federal fiscal years 2016 and 2017 in order to recover the entire $11 billion. This adjustment is reflected in the 2014 and 2015 IPPS estimated impact amounts noted above.

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

In April, 2014, CMS released its proposed Psych PPS rate rule for the federal fiscal year 2015. The proposed rule contains a Psych PPS market basket update of 2.7% which is reduced by 0.4% to reflect a productivity adjustment, and reduced by 0.3% to reflect an “other adjustment” required by the Social Security Act.

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

Certain of our acute care hospitals located in various counties of Texas (Hidalgo, Maverick, Potter and Webb) participate in CMS-approved private Medicaid supplemental payment (“UPL”) programs. These hospitals also have affiliation agreements with third-party hospitals to provide free hospital and physician care to qualifying indigent residents of these counties. Our hospitals receive both UPL payments from the Medicaid program and indigent care payments from third-party, affiliated hospitals. The UPL payments are contingent on the county or hospital district making an Inter-Governmental Transfer (“IGT”) to the state Medicaid program while the indigent care payment is contingent on a transfer of funds from the applicable affiliated hospitals. We recorded net UPL and affiliated hospital indigent care revenues of $15 million and $11 million during the three-month periods ended March 31, 2014 and 2013, respectively. If the applicable hospital district or county makes IGTs consistent with 2013 levels, and without giving effect to potential reductions resulting from the February, 2013 THHSC proposed rule, which is discussed below, we believe we would be entitled to aggregate net revenues earned pursuant to these programs of approximately $54 million during the state fiscal year state 2014 which ends on September 30, 2014.

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

We incur health-care related taxes (“Provider Taxes”) imposed by states in the form of a licensing fee, assessment or other mandatory payment which are related to: (i) healthcare items or services; (ii) the provision of, or the authority to provide, the health care items of services, or; (iii) the payment for the health care items or services. Such Provider Taxes are subject to various federal regulations that limit the scope and amount of the taxes that can be levied by states in order to secure federal matching dollars as part of their respective state Medicaid programs. We derive a related Medicaid reimbursement benefit from assessed Provider Taxes in the form of Medicaid claims based payment increases and/or lump sum Medicaid supplemental payments. Including the impact of the California program, as mentioned below, we earned an aggregate net benefit of approximately $16 million and $11 million during the three-month periods ended March 31, 2014 and 2013, respectively, from Medicaid supplemental payments, after assessed Provider Taxes were considered. We estimate that our aggregate net benefit from Provider Tax programs will approximate $46 million during 2014. The aggregate net benefit is earned from multiple states and therefore no particular state’s portion is individually material to our consolidated financial statements. However, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our consolidated future results of operations.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The South Carolina and Texas DSH programs were renewed for each state’s 2014 DSH fiscal year (covering the period of October 1, 2013 through September 30, 2014). In September, 2013, the THHSC published its 2013 final DSH rule that included changes that resulted in approximately $9 million of additional reimbursements to our acute care facilities located in Texas applicable to the state’s 2013 fiscal year (which were included in our 2013 pre-tax consolidated financial results). In connection with these DSH programs, included in our financial results was an aggregate of $12 million and $11 million during the three-month periods ended March 31, 2014 and 2013, respectively. Assuming that the Texas and South Carolina programs are renewed for each state’s 2015 fiscal years, at amounts similar to the 2014 fiscal year estimates, we estimate our aggregate reimbursements pursuant to these programs to be approximately $49 million during 2014. Failure to renew these DSH programs beyond their scheduled termination dates, failure of the public hospitals to provide the necessary IGTs for the states’ share of the DSH programs, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements (see below), could have a material adverse effect on our future results of operations.

The Affordable Care Act provides for a significant reduction in Medicaid disproportionate share payments beginning in 2016 (see below in Sources of Revenues and Health Care Reform-Medicaid Revisions for additional disclosure). The U.S. Department of Health and Human Services is to determine the amount of Medicaid DSH payment cuts imposed on each state based on a defined methodology. As Medicaid DSH payments to states will be cut, consequently, payments to Medicaid-participating providers, including our hospitals in Texas and South Carolina, will likely be reduced in the coming years. Based on the September, 2013 CMS final rule, our Medicaid DSH payments in Texas and South Carolina could be reduced by approximately 4% in the 2016 federal fiscal year. This statutorily required reduction was originally scheduled to be implemented in federal fiscal year 2014 but was delayed to FFY 2017 by subsequent federal legislation.

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

Our consolidated results of operations during the three-month period ended March 31, 2014 includes an unfavorable pre-tax impact of approximately $8 million consisting primarily of $9 million of depreciation and amortization expense offset by approximately $1 million of aggregate EHR incentive income and the portion of net expense attributable to noncontrolling interests. Our consolidated results of operations during the three-month period ended March 31, 2013 includes an unfavorable pre-tax impact of less than $1 million consisting of approximately $5 million of EHR incentive income less approximately $5 million of salaries, wages, benefits and other operating expenses.

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

$1.8 billion for FFY 2017

$4.7 billion for FFY 2018

$4.7 billion for FFY 2019

$4.7 billion for FFY 2020

$4.8 billion for FFY 2021

$5.0 billion for FFY 2022

$5.0 billion for FFY 2023

$4.4 billion for FFY 2024

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

Readmission Reduction Program:

In the Affordable Care Act, Congress also mandated implementation of the hospital readmission reduction program (“HRRP”). The HRRP assesses penalties on hospitals having excess readmission rates when compared to expected rates, effective for discharges beginning October 1, 2012. In the fiscal year 2013 IPPS final rule, CMS finalized certain policies with regard to payment under the HRRP, including which hospitals are subject to the HRRP, the methodology to calculate the hospital readmission payment adjustment factor, and what portion of the IPPS payment is used to calculate the readmission adjustment factor. In the fiscal year 2014 IPPS final rule, CMS finalized revisions to the three 30-day admission measures in the program – heart failure, myocardial infarction, and pneumonia – to exclude planned readmissions. Under the Affordable Care Act, beginning in fiscal year 2015, CMS will expand the program and add two readmission measures, one, acute exacerbation of chronic obstructive pulmonary disease (COPD) and, two, patients admitted for elective total hip arthroplasty (THA) and total knee arthroplasty (TKA). We do not believe impact of HRRP for federal fiscal year 2014 had or will have a material adverse effect on our results of operations.

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

Other Operating Results

The combined net revenues and income before income taxes generated at our surgical hospitals, ambulatory surgery centers and radiation oncology centers was not material to our results of operations during each of the three-month periods ended March 31, 2014 and 2013.

Interest Expense:

Interest expense was $35 million and $40 million during the three-month periods ended March 31, 2014 and 2013, respectively, consisting of (amounts in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Revolving credit & demand notes	$557	$1,228
$400 million, 7.125% Senior Notes due 2016	7,124	7,124
$250 million, 7.00% Senior Notes due 2018	4,375	4,375
Term loan facility A	4,089	5,064

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Term loan facility B/B-1 (a.)	3,312	6,993
Term loan facility A2	3,636	4,374
Accounts receivable securitization program	535	706

Subtotal-revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	23,628	29,864
Interest rate swap expense, net	4,713	4,674
Amortization of financing fees	5,236	5,459
Other combined interest expense	1,621	2,002
Capitalized interest on major projects	0	(2,052)
Interest income	(5)	(9)

Interest expense, net	$35,193	$39,938

(a.)	During May, 2013 we completed a third amendment to our credit agreement dated November 15, 2010, as amended. The third amendment provides for a reduction in the interest rates payable in connection with certain borrowings under the credit agreement. Specifically, we replaced our existing $745.9 million senior secured Tranche B term loan with a new senior secured Tranche B-1 term loan in the same amount on substantially the same terms as the Tranche B term loan, other than lower interest rates. Borrowings under the Tranche B-1 term loan will bear interest at a rate per annum equal to, at our election, of one, two, three or six month LIBOR, plus an applicable margin of 2.25% or ABR plus an applicable margin of 1.25%. The minimum ABR and LIBOR rates for the Tranche B term loan of 2.0% and 1.0%, respectively, were eliminated.

Interest expense decreased $5 million during the three-month period ended March 31, 2014 as compared to the comparable quarter of 2013. The decrease was due primarily to: (i) a $6 million decrease in aggregate interest expense on our revolving credit and demand notes, term loan facilities and accounts receivable securitization program due to a decrease in the average outstanding borrowings and the average cost of borrowings, offset by; (ii) $2 million of capitalized interest recorded on major projects during the first quarter of 2013.

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

The operating results for Peak were reflected as discontinued operations during the three-month period ended March 31, 2013. Since the aggregate loss from discontinued operations before income tax benefit for Peak and another previously divested facility were not material to our consolidated financial statements, it is included as an increase to other operating expenses. The following table shows the combined results of operations which were reflected as discontinued operations during the three-month period ended March 31, 2013 (amounts in thousands):

	Three months ended
	March 31,	March 31,
	2014	2013
Net revenues	$0	$4,034

Income (loss) from discontinued operations, before income taxes	0	(65)
Income tax (expense) benefit	0	24

Income (loss) from discontinued operations, net of income taxes	$0	($41)

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three-month periods ended March 31, 2014 and 2013 (dollar amounts in thousands):

	Three months ended
	March 31,	March 31,
	2014	2013
Provision for income taxes	$83,931	$74,049
Income before income taxes	235,783	203,984

Effective tax rate	35.6%	36.3%

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

The effective tax rates, as calculated by dividing the provision for income taxes by the difference in income before income taxes, minus net income attributable to noncontrolling interests, were as follows for each of the three-month periods ended March 31, 2014 and 2013 (dollar amounts in thousands):

	Three months ended
	March 31,	March 31,
	2014	2013
Provision for income taxes	$83,931	$74,049

Income before income taxes	235,783	203,984
Less: Net income attributable to noncontrolling interests	(13,774)	(10,151)

Income before income taxes and after net income attributable to noncontrolling interests	222,009	193,833

Effective tax rate	37.8%	38.2%

The decrease in the effective tax rate during the three-month period ended March 31, 2014, as compared to the comparable prior year quarter, was due primarily to a decrease in our blended effective state income tax rate.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $195 million during the three-month period ended March 31, 2014 and $178 million during the comparable quarter of 2013. The net increase of $16 million was primarily attributable to the following:

•	a favorable change of $27 million due to an increase in net income plus/minus depreciation and amortization expense, stock-based compensation expense and gains/losses on sales of assets and businesses;

•	a $14 million unfavorable change in accounts receivable, and;

•	$3 million of other combined net favorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the three-month periods. The result is divided into the accounts receivable balance at March 31st of each year to obtain the DSO. Our DSO were 57 days at March 31, 2014 and 56 days at March 31, 2013.

Our accounts receivable as of March 31, 2014 and December 31, 2013 include amounts due from Illinois of approximately $39 million and $49 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $14 million as of March 31, 2014 and $28 million as of December 31, 2013, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. In addition, our accounts receivable as of March 31, 2014 and December 31, 2013 includes approximately $40 million and $46 million due from Texas in connection with Medicaid supplemental payment programs (which we expect to collect during 2014). Although the accounts receivable due from Illinois and Texas could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois and/or Texas. Failure to ultimately collect all outstanding amounts due from these states would have an adverse impact on our future consolidated results of operations and cash flows.

Net cash used in investing activities

During the first three months of 2014, we used $91 million of net cash in investing activities as follows:

•	spent $92 million to finance capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;

•	received $11 million in connection with the divestiture of a non-operating investment which generated a $10 million pre-tax gain which is included in our results of operations during the first quarter of 2014;

•	spent $7 million in connection with the purchase and implementation of a electronic health records applications, and;

•	spent $3 million to acquire the operations of a 48-bed behavioral health facility in Tucson, Arizona.

During the first three months of 2013, we used $106 million of net cash in investing activities as follows:

•	spent $96 million to finance capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities, including the construction costs related to the newly constructed Temecula Valley Hospital, a 140-bed acute care facility located in Temecula, California which was completed and opened in October, 2013;

•	spent $16 million in connection with the purchase and implementation of a electronic health records applications, and;

•	received $7 million in connection with the divestiture of certain real property including two previously closed facilities.

Net cash used in financing activities

During the first three months of 2014, we used $105 million of net cash in financing activities as follows:

•	spent $109 million on net repayments of debt due primarily to repayments pursuant to our: (i) Term Loan A and A2 facilities ($18 million), accounts receivable securitization program ($80 million) and various other debt facilities ($11 million);

•	generated $12 million of proceeds from new borrowings pursuant to our revolving credit facility ($7 million) and short-term, on-demand facility ($5 million);

•	generated $12 million of excess income tax benefits related to stock-based compensation;

•	spent $14 million to repurchase shares of our Class B Common Stock in connection with income tax withholding obligations related to stock-based compensation programs;

•	spent $5 million to pay quarterly cash dividends of $.05 per share;

•	spent $2 million to pay profit distributions related to noncontrolling interests in majority owned businesses, and;

•	generated $1 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

During the first three months of 2013, we used $79 million of net cash in financing activities as follows:

•	spent $70 million on net repayments of debt due primarily to repayments pursuant to our: (i) Term Loan A and A2 facilities ($18 million), revolving credit facility ($46 million) and various other debt facilities ($6 million);

•	generated $10 million of proceeds from new borrowings pursuant to our accounts receivable securitization program ($8 million) and short-term, on-demand facility ($2 million);

•	spent $10 million to pay profit distributions related to noncontrolling interests in majority owned businesses;

•	spent $14 million to repurchase shares of our Class B Common Stock in connection with income tax withholding obligations related to stock-based compensation programs;

•	generated $9 million of excess income tax benefits related to stock-based compensation;

•	spent $5 million to pay quarterly cash dividends of $.05 per share, and;

•	generated $1 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

Expected Capital Expenditures During the Remainder of 2014:

During the remaining nine months of 2014, we expect to spend approximately $270 million to $290 million on capital expenditures. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

In May, 2013, we entered into a third amendment (the “Third Amendment”) to the credit agreement, dated as of November 15, 2010 (as amended from time to time, the “Credit Agreement”), which became effective that day, among UHS, the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other agents party thereto. The Third Amendment provides for a reduction in the interest rates payable in connection with certain borrowings under the Credit Agreement. Upon the effectiveness of the Third Amendment, UHS replaced its existing $745.9 million senior secured Tranche B term loan with a new senior secured Tranche B-1 term loan in the same amount on substantially the same terms as the Tranche B term loan, other than lower interest rates. Borrowings under the Tranche B-1 term loan, which totaled $550 million as of March 31, 2014, bear interest at a rate per annum equal to, at our election, one, two, three or six month LIBOR, plus an applicable margin of 2.25% or ABR plus an applicable margin of 1.25%. The minimum LIBOR and ABR rates for the Tranche B term loan of 1.0% and 2.0%, respectively, were eliminated.

In September, 2012, we entered into a second amendment (“Second Amendment”) to our Credit Agreement which provided for: (i) a new Term Loan-A facility (“Term Loan A2”), which had $866 million of borrowings outstanding at March 31, 2014, at the same interest rates as our existing Term Loan A and a final maturity date of August 15, 2016; (ii) the extension of the maturity date on a substantial portion of our $800 million revolving credit facility commitment with $777 million of the commitment extended to mature on August 15, 2016 and the remaining $23 million commitment scheduled to mature on November 15, 2015 (there were $7 million of borrowings outstanding pursuant to our revolving credit facility as of March 31, 2014), and; (iii) the extension of the maturity date on a substantial portion of our Term Loan-A borrowings which, based upon the outstanding Term Loan-A borrowings as of March 31, 2014, $884 million is scheduled to mature on August 15, 2016 and the remaining $42 million is scheduled to mature on November 15, 2015. The Second Amendment also provides for increased flexibility for refinancing and certain other modifications but substantially all other terms of the Credit Agreement remain unchanged.

The Credit Agreement, as amended, is a senior secured facility which, as of March 31, 2014, provided for an aggregate commitment amount of $3.14 billion, comprised of an $800 million revolving credit facility, a $926 million Term Loan-A facility, a $550 million Term Loan-B facility and a $866 million Term Loan-A2 facility. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by substantially all of the assets of the Company and our material subsidiaries and guaranteed by our material subsidiaries.

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

As of March 31, 2014, we had $7 million of borrowings outstanding pursuant to the terms of our $800 million revolving credit facility and we had $743 million of available borrowing capacity, net of $30 million of outstanding borrowings pursuant to a short-term, on-demand credit facility and $20 million of outstanding letters of credit.

We made scheduled principal payments of $18 million on the Term Loan-A and Term Loan A2 facilities during each of the three-month periods ended March 31, 2014 and 2013. Quarterly installment payments (“Installment Payments”) are due on the Term Loan-A and Term Loan-A2 facilities which approximate $54 million during the remainder of 2014, $77 million in 2015 and $46 million in 2016. The Installment Payments due as of March 31, 2015 on the Term Loan-A and Term Loan-A2 facilities are classified as current maturities of long-term debt on our Consolidated Balance Sheet as of March 31, 2014. No Installment Payments are due on the Term Loan-B facility, although we may decide to make optional repayments from time-to-time.

In October, 2013 our $275 million accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks was amended to extend the maturity date to October 25, 2016 and reduce the interest rate spread and commitment fee. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At March 31, 2014, we had $160 million of outstanding borrowings and $115 million of additional capacity pursuant to the terms of our accounts receivable securitization program.

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

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates and dividends; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of March 31, 2014.

As of March 31, 2014, the carrying value of our debt was $3.2 billion and the fair-value of our debt was $3.3 billion. The fair value of our debt was computed based upon quotes received from financial institutions and we consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was 49% at March 31, 2014 and 51% at December 31, 2013.

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2014, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of March 31, 2014 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $90 million consisting of: (i) $73 million related to our self-insurance programs, and; (ii) $17 million of other debt and public utility guarantees.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended March 31, 2014. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures

As of March 31, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February, 2013, the OIG served a subpoena requesting various documents from January, 2008 to the date of the subpoena directed at Universal Health Services, Inc. (“UHS”) concerning it and UHS of Delaware, Inc., and several UHS owned behavioral health facilities including: Keys of Carolina, Old Vineyard Behavioral Health, The Meadows Psychiatric Center, Streamwood Behavioral Health, Hartgrove Hospital, Rock River Academy and Residential Treatment Center, Roxbury Treatment Center, Harbor Point Behavioral Health Center, f/k/a, The Pines Residential Treatment Center, including the Crawford, Brighton and Kempsville campuses, Wekiva Springs Center and River Point Behavioral Health. Prior to receiving this subpoena: (i) the Keys of Carolina and Old Vineyard received notification during the second half of 2012 from the United States Department of Justice of its intent to proceed with an investigation following requests for documents for the period of January, 2007 to the date of the subpoenas from the North Carolina state Attorney General’s Office; (ii) Harbor Point Behavioral Health Center received a subpoena in December, 2012 from the Attorney General of the Commonwealth of Virginia requesting various documents from July, 2006 to the date of the subpoena, and; (iii) The Meadows Psychiatric Center received a subpoena from the OIG in February, 2013 requesting certain documents from 2008 to the date of the subpoena. Unrelated to these matters, the Keys of Carolina was closed and the real property was sold in January, 2013.

In April, 2013, the OIG served facility specific subpoenas on Wekiva Springs Center and River Point Behavioral Health requesting various documents from January, 2005 to the date of the subpoenas. In June, 2013, the OIG served a subpoena on Coastal Harbor Health System in Savannah, Georgia requesting documents from January, 2009 to the date of the subpoena. In July, 2013, another subpoena was issued to Wekiva Springs Center and River Point Behavioral Health requesting additional records. In October, 2013, we were advised by the DOJ’s Criminal Frauds Section that they received a referral from the DOJ Civil Division and opened an investigation of River Point Behavioral Health and Wekiva Springs Center.

In February, 2014, we were notified that the investigation conducted by the Criminal Frauds Section had been expanded to include the National Deaf Academy. In March, 2014, a Civil Investigative Demand (“CID”) was served on the National Deaf Academy requesting documents and information from the facility from January 1, 2008 through the date of the CID. We have been advised by the government that the National Deaf Academy has been added to the facilities which are the subject of the coordinated investigation referenced above. Also in March, 2014, CIDs were served on Hartgrove Hospital, Rock River Academy and Streamwood Behavioral Health requesting documents and information from those facilities from January 2008 through the date of the CID. We were recently advised that a qui tam action had been filed against Roxbury Treatment Center but the government declined to intervene and the case was dismissed.

In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations which implemented provisions of the Affordable Care Act regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. In response, CMS has continued the payment suspension. River Point Behavioral Health continues to provide additional information to CMS in an effort to obtain relief from the payment suspension. We cannot predict if and/or when the facility’s suspended payments will resume. However, if continued for a significant period of time, the payment suspension will likely have a material adverse effect on River Point Behavioral Health’s future results of operations and financial condition. The operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations for the three-month period ended March 31, 2014 or the year ended December 31, 2013.

At present, we are uncertain as to the specific focus, scope or extent of the investigations, liability of the facilities and/or potential financial exposure, if any, in connection with these matters.

Matters Relating to PSI:

The following matters pertain to PSI or former PSI facilities (owned by subsidiaries of Psychiatric Solutions, Inc.) which were in existence prior to the acquisition of PSI and for which we have assumed the defense as a result of our acquisition which was completed in November, 2010:

Garden City Employees’ Retirement System v. PSI:

This is a purported shareholder class action lawsuit filed in the United States District Court for the Middle District of Tennessee against PSI and the former directors in 2009 alleging violations of federal securities laws. We intend to defend the case vigorously. Should we be deemed liable in this matter, we believe we would be entitled to commercial insurance recoveries for amounts paid by us, subject to certain limitations and deductibles. Included in our consolidated balance sheets as of March 31, 2014 and December 31, 2013, is an estimated reserve (current liability) and corresponding commercial insurance recovery (current asset) which did not have a material impact on our financial statements. Although we believe the commercial insurance recoveries are adequate to satisfy potential liability and related legal fees in connection with this matter, we can provide no assurance that the ultimate liability will not exceed the commercial insurance recoveries which would make us liable for the excess.

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

General:

The healthcare industry is subject to numerous laws and regulations which include, among other things, matters such as government healthcare participation requirements, various licensure, certifications, and accreditations, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Government action has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare providers. Currently, and from time to time, some of our facilities are subjected to inquiries and/or actions and receive notices of potential non-compliance of laws and regulations from various federal and state agencies. Providers that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to potential licensure, certification, and/or accreditation revocation, subjected to payment suspension, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. We monitor all aspects of our business and have developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including ours. Although we believe our policies, procedures and practices comply with governmental regulations, there is no assurance that we will not be faced with sanctions, fines or penalties in connection with such inquiries or actions, including with respect to the investigations and other matters discussed herein. Even if we were to ultimately prevail, such inquiries and/or actions could have a material adverse effect on us.

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

Our Annual Report on Form 10-K for the year ended December 31, 2013 includes a listing of risk factors to be considered by investors in our securities. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In various prior years, our Board of Directors has approved stock repurchase programs authorizing us to purchase shares of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. There is no expiration date for our stock repurchase programs. The most recent approval occurred during 2007 at which time our Board of Directors authorized the purchase of up to 10 million shares, a portion of which (as reflected below) remains available for purchase as of March 31, 2014. The following schedule provides information related to our stock repurchase programs for the three months ended March 31, 2014. All of the shares repurchased during the first quarter of 2014 related to income tax withholding obligations resulting from the exercise of stock options and the vesting of restricted stock grants. No shares were repurchased pursuant to our publicly announced stock repurchase program.

	Additional Shares Authorized For Repurchase	Total number of shares purchased	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program
January, 2014	—	130,693	N/A	0	N/A	N/A	767,702
February, 2014	—	21,115	N/A	0	N/A	N/A	767,702
March, 2014	—	15,147	N/A	0	N/A	N/A	767,702

Total January through March	—	166,955	N/A	0	N/A	N/A

Dividends

During the quarter ended March 31, 2014, we declared and paid dividends of $.05 per share.

Item 6.	Exhibits

(a) Exhibits:

11	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc. (Registrant)

Date: May 7, 2014	/s/ ALAN B. MILLER
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