Form 10-Q
period 2014-06-30
UNIVERSAL HEALTH SERVICES INC
filed 2014-08-08
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of July 31, 2014:

Class A	6,595,708
Class B	91,871,243
Class C	664,000
Class D	29,205

UNIVERSAL HEALTH SERVICES, INC.

In this Report on Form 10-Q for the quarterly period ended June 30, 2014, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries. UHS is a registered trademark of UHS of Delaware, Inc., the management company for, and a wholly-owned subsidiary of Universal Health Services, Inc. Universal Health Services, Inc. is a holding company and operates through its subsidiaries including its management company, UHS of Delaware, Inc. All healthcare and management operations are conducted by subsidiaries of Universal Health Services, Inc. To the extent any reference to “UHS” or “UHS facilities” in this report including letters, narratives or other forms contained herein relates to our healthcare or management operations it is referring to Universal Health Services, Inc.’s subsidiaries including UHS of Delaware, Inc. Further, the terms “we,” “us,” “our” or the “Company” in such context similarly refer to the operations of Universal Health Services Inc.’s subsidiaries including UHS of Delaware, Inc. Any reference to employees or employment contained herein refers to employment with or employees of the subsidiaries of Universal Health Services, Inc. including UHS of Delaware, Inc.

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenues before provision for doubtful accounts	$2,195,776	$2,081,662	$4,324,126	$4,160,010
Less: Provision for doubtful accounts	175,955	246,687	384,139	493,403

Net revenues	2,019,821	1,834,975	3,939,987	3,666,607
Operating charges:
Salaries, wages and benefits	961,920	897,334	1,897,285	1,799,630
Other operating expenses	428,720	325,562	810,480	706,569
Supplies expense	223,774	202,344	439,572	406,986
Depreciation and amortization	90,691	81,682	184,050	161,494
Lease and rental expense	23,458	24,082	46,796	48,747
Electronic health records incentive income	(2,174)	(83)	(2,604)	(4,795)

	1,726,389	1,530,921	3,375,579	3,118,631

Income from operations	293,432	304,054	564,408	547,976
Interest expense, net	35,087	38,236	70,280	78,174

Income before income taxes	258,345	265,818	494,128	469,802
Provision for income taxes	91,731	98,015	175,662	172,064

Net income	166,614	167,803	318,466	297,738
Less: Income attributable to noncontrolling interests	14,943	15,962	28,717	26,113

Net income attributable to UHS	$151,671	$151,841	$289,749	$271,625

Basic earnings per share attributable to UHS	$1.53	$1.55	$2.93	$2.77

Diluted earnings per share attributable to UHS	$1.51	$1.53	$2.89	$2.75

Weighted average number of common shares - basic	98,872	98,033	98,722	97,872
Add: Other share equivalents	1,363	1,178	1,474	1,019

Weighted average number of common shares and equivalents - diluted	100,235	99,211	100,196	98,891

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$166,614	$167,803	$318,466	$297,738
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	4,465	5,282	8,210	9,817
Amortization of terminated hedge	(84)	(84)	(168)	(168)

Other comprehensive income before tax	4,381	5,198	8,042	9,649
Income tax expense related to items of other comprehensive income	1,620	1,960	2,974	3,638

Total other comprehensive income, net of tax	2,761	3,238	5,068	6,011

Comprehensive income	169,375	171,041	323,534	303,749
Less: Comprehensive income attributable to noncontrolling interests	14,943	15,962	28,717	26,113

Comprehensive income attributable to UHS	$154,432	$155,079	$294,817	$277,636

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$14,732	$17,238
Accounts receivable, net	1,186,012	1,116,961
Supplies	104,280	101,781
Deferred income taxes	107,359	119,903
Other current assets	117,498	76,446

Total current assets	1,529,881	1,432,329

Property and equipment	5,901,163	5,691,902
Less: accumulated depreciation	(2,386,484)	(2,249,733)

	3,514,679	3,442,169

Other assets:
Goodwill	3,089,172	3,049,016
Deferred charges	48,976	57,881
Other	365,364	330,328

	$8,548,072	$8,311,723

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$77,686	$99,312
Accounts payable and accrued liabilities	1,038,187	953,449
Federal and state taxes	0	7,127

Total current liabilities	1,115,873	1,059,888

Other noncurrent liabilities	276,462	284,589
Long-term debt	3,070,311	3,209,762
Deferred income taxes	254,573	239,148
Redeemable noncontrolling interests	231,545	218,107
Equity:
UHS common stockholders’ equity	3,546,134	3,249,979
Noncontrolling interest	53,174	50,250

Total equity	3,599,308	3,300,229

	$8,548,072	$8,311,723

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Six months
	ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$318,466	$297,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	184,050	161,677
Stock-based compensation expense	14,945	13,579
Gains on sales of assets and businesses, net of losses	(10,134)	(2,277)
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(61,865)	(82,224)
Accrued interest	(271)	13,199
Accrued and deferred income taxes	(9,435)	3,280
Other working capital accounts	17,739	32,421
Other assets and deferred charges	10,415	9,069
Other	(4,092)	4,083
Accrued insurance expense, net of commercial premiums paid	38,520	(22,590)
Payments made in settlement of self-insurance claims	(39,922)	(37,038)

Net cash provided by operating activities	458,416	390,917

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(186,786)	(175,944)
Proceeds received from sale of assets and businesses	11,450	34,008
Cash paid/reserved related to acquisition of property and businesses	(71,000)	(1,320)
Costs incurred for purchase and implementation of electronic health records application	(8,399)	(33,396)

Net cash used in investing activities	(254,735)	(176,652)

Cash Flows from Financing Activities:
Reduction of long-term debt	(179,126)	(196,096)
Additional borrowings	0	11,000
Repurchase of common shares	(35,773)	(21,373)
Dividends paid	(9,884)	(9,795)
Issuance of common stock	3,287	2,735
Excess income tax benefits related to stock-based compensation	28,493	15,085
Profit distributions to noncontrolling interests	(13,184)	(26,734)

Net cash used in financing activities	(206,187)	(225,178)

Decrease in cash and cash equivalents	(2,506)	(10,913)
Cash and cash equivalents, beginning of period	17,238	23,471

Cash and cash equivalents, end of period	$14,732	$12,558

Supplemental Disclosures of Cash Flow Information:
Interest paid	$60,078	$54,067

Income taxes paid, net of refunds	$156,434	$152,553

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended June 30, 2014. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At June 30, 2014, we held approximately 6.1% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying condensed consolidated statements of income, of approximately $600,000 during each of the three-month periods ended June 30, 2014 and 2013, and approximately $1.2 million during each of the six-month periods ended June 30, 2014 and 2013. Our pre-tax share of income from the Trust was $100,000 and $200,000 during the three-month periods ended June 30, 2014 and 2013, respectively, and $400,000 and $500,000 for the six-month periods ended June 30, 2014 and 2013, respectively. The carrying value of this investment was approximately $8 million at each of June 30, 2014 and December 31, 2013, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of this investment, based on the closing price of the Trust’s stock on the respective dates, was approximately $34 million at June 30, 2014 and $32 million at December 31, 2013.

Total rent expense under the operating leases on the hospital facilities with the Trust was approximately $4.0 million during each of the three-month periods ended June 30, 2014 and 2013, and approximately $8.0 million for each of the six-month periods ended June 30, 2014 and 2013. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds either 100% ownership interests or non-controlling majority ownership interests.

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

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of our chief executive officer and his wife. As a result of these agreements, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $25 million in premiums and certain trusts, owned by our chief executive officer, would pay approximately $8 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than $33 million representing the $25 million of aggregate premiums paid by us as well as the $8 million of aggregate premiums paid by the trusts. These agreements did not have a material effect on our consolidated financial statements or results of operations during 2013 or the first six months of 2014.

A member of our Board of Directors and member of the Executive Committee is Of Counsel to Norton Rose Fulbright, one of the law firms used by us as outside counsel. This Board member is also the trustee of certain trusts for the benefit of our Chief Executive Officer (“CEO”) and his family. This law firm also provides personal legal services to our CEO.

(3) Other Noncurrent liabilities and Redeemable/Noncontrolling Interests

Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves and pension liability.

Outside owners hold noncontrolling, minority ownership interests of: (i) approximately 28% in our five acute care facilities located in Las Vegas, Nevada; (ii) 20% in an acute care facility located in Washington, D.C.; (iii) approximately 11% in an acute care facility located in Laredo, Texas, and; (iv) 20% in a behavioral health care facility located in Philadelphia, Pennsylvania. The redeemable noncontrolling interest balances of $232 million and $218 million as of June 30, 2014 and December 31, 2013, respectively, and the noncontrolling interest balances of $53 million and $50 million as of June 30, 2014 and December 31, 2013, respectively, consist primarily of the third-party ownership interests in these hospitals.

In connection with the five acute care facilities located in Las Vegas, Nevada, the minority ownership interests of which are reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owners have certain “put rights”, that are currently exercisable, that if exercised, require us to purchase the minority member’s interests at fair market value. The put rights are exercisable upon the occurrence of: (i) certain specified financial conditions falling below established thresholds; (ii) breach of the management contract by the managing member (a subsidiary of ours), or; (iii) if the minority member’s ownership percentage is reduced to less than certain thresholds. In connection with the behavioral health care facility located in Philadelphia, Pennsylvania, the minority ownership interest of which is also reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owner has a “put option” to put its entire ownership interest to us at any time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value. As of June 30, 2014, we believe the fair market value of the minority ownership interests in these facilities, pursuant to the terms of the put options, approximates the book value of the redeemable noncontrolling interests.

(4) Long-term debt and cash flow hedges

Credit Facilities and Outstanding Debt Securities

Subsequent to June 30, 2014 financing events:

Subsequent to June 30, 2014, we completed the following previously disclosed financing transactions:

•	Entered into an amended and restated credit agreement which became effective on August 7, 2014 among UHS, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent. This amended and restated credit agreement, which is scheduled to mature in August, 2019 and the other terms of which are substantially unchanged from our existing Credit Agreement, as discussed below, consists of: (i) an $800 million revolving credit facility, and; (ii) a $1.774 billion Term Loan A facility;

•	Combined our previous term loan A and term loan A2 facilities, which were scheduled to mature in 2016, into the above-mentioned $1.774 billion Term Loan A facility that is scheduled to mature in August, 2019;

•	Repaid $550 million of outstanding borrowings pursuant to our previous term loan B facility which was scheduled to mature in 2016;

•	Increased the borrowing capacity on our existing $275 million accounts receivable securitization program (“Securitization”) to $360 million effective August 1, 2014. The Securitization, the terms of which remain the same as the previous agreement, as discussed below, is scheduled to mature on October 25, 2016;

•	Issued $300 million aggregate principal amount of 3.750% senior secured notes due in 2019 (a);

•	Issued $300 million aggregate principal amount of 4.750% senior secured notes due in 2022 (a);

•	Repaid our previously outstanding $250 million, 7.00% senior unsecured notes due in 2018 which we redeemed on July 31, 2014 for an aggregate price equal to 104.56% of the principal amount.

(a)	The $300 million, 3.750% senior secured notes and the $300 million, 4.750% senior secured notes, which were finalized on August 7, 2014, were offered only to qualified institutional buyers under Rule 144A and to non-U.S. persons outside of the United States in reliance on Regulation S under the Securities Act, as amended (the “Securities Act”). These senior secured notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

In connection with these transactions, during the third quarter of 2014, we expect to incur a charge for costs related to extinguishment of debt primarily related to the write-off of deferred charges on the extinguished debt as well as the make-whole premium paid on the redemption of the $250 million, 7% unsecured notes.

Debt (existing as of June 30, 2014):

Pursuant to the terms of our previous Credit Agreement and related amendments (among UHS, the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other agents party thereto), which was replaced in August, 2014 with the amended and restated credit agreement, as outlined above, as of June 30, 2014 we had:

•	$913 million of borrowings outstanding pursuant to our term loan A facility;

•	$861 million of borrowings outstanding pursuant to our term loan A2 facility;

•	$550 million of borrowing outstanding pursuant to our term loan B facility, and;

•	$0 borrowings outstanding pursuant to our revolving credit facility.

Borrowings under the Credit Agreement bear interest at either (1) the ABR rate which is defined as the rate per annum equal to, at our election: the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit, term loan-A and term loan-A2 borrowings and 1.25% for term loan B borrowings or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit, term loan-A and term loan-A2 borrowings and 2.25% for term loan-B borrowings. As of June 30, 2014, the applicable margins were 0.50% for ABR-based loans, 1.50% for LIBOR-based loans under the revolving credit, term loan-A and term loan-A2 facilities and 2.25% under the term loan-B facility.

As of June 30, 2014, we had no outstanding borrowings pursuant to the terms of our $800 million revolving credit facility and we had $776 million of available borrowing capacity, net of $4 million of outstanding borrowings pursuant to a short-term, on-demand credit facility and $20 million of outstanding letters of credit. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by substantially all of the assets of the Company and our material subsidiaries and guaranteed by our material subsidiaries.

We made scheduled principal payments of $18 million on the term loan-A and term loan A2 facilities during each of the three-month periods ended June 30, 2014 and 2013, and $36 million on the term loan-A and term loan A2 facilities during each of the six-month periods ended June 30, 2014 and 2013. Quarterly installment payments are due on the new term loan-A facility which commence in the fourth quarter of 2014 and will approximate $11 million per quarter through September, 2016 (at which time they increase to $22 million per quarter).

As discussed above, on August 1, 2014, our accounts receivable securitization program (“Securitization”), with a group of conduit lenders and liquidity banks which is scheduled to mature on October 25, 2016, was amended to increase the borrowing capacity to $360 million from $275 million. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At June 30, 2014, we had $130 million of outstanding borrowings and $145 million of additional capacity pursuant to the terms of our accounts receivable securitization program.

Our $250 million, 7.00% senior unsecured notes (the “Unsecured Notes”), which were scheduled to mature on October 1, 2018, were redeemed by us on July 31, 2014 at 104.56%. The Unsecured Notes were issued on September 29, 2010 and registered in April, 2011. Interest on the Unsecured Note was payable semiannually in arrears on April 1st and October 1st of each year. The Unsecured Notes were redeemable by us in whole, at anytime, subject to a make-whole premium of the applicable treasury rate plus 50 basis points prior to October 1, 2014.

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

In connection with entering into the previous Credit Agreement on November 15, 2010, and in accordance with the Indenture dated January 20, 2000 governing the rights of our existing notes, we entered into a supplemental indenture pursuant to which our 7.125% Notes (due in 2016) were equally and ratably secured with the lenders under the Credit Agreement with respect to the collateral for so long as the lenders under the Credit Agreement are so secured.

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates and dividends; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of June 30, 2014.

As of June 30, 2014, the carrying value of our debt was $3.15 billion and the fair-value of our debt was $3.20 billion. The fair value of our debt was computed based upon quotes received from financial institutions and we consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during 2013 and the first six months of 2014 and determined the hedges to be highly effective. We also determined that any portion of the hedges deemed to be ineffective was de minimis and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. However, at June 30, 2014, each swap agreement entered into by us was in a net liability position which would require us to make the net settlement payments to the counterparties. We do not anticipate nonperformance by our counterparties. We do not hold or issue derivative financial instruments for trading purposes.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based primarily on quotes from banks. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. The fair value of our interest rate swaps was an aggregate gross and net liability of $16 million at June 30, 2014, which is included in accounts payable and accrued liabilities on the accompanying balance sheet. The fair value of our interest rate swaps was an aggregate gross and net liability of $24 million at December 31, 2013, of which $19 million was included in accounts payable and accrued liabilities and $5 million was included in other noncurrent liabilities on the accompanying balance sheet.

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

As of June 30, 2014, the total accrual for our professional and general liability claims was $204 million, of which $44 million is included in current liabilities. As of December 31, 2013, the total accrual for our professional and general liability claims was $206 million, of which $44 million is included in current liabilities.

As of June 30, 2014, the total accrual for our workers’ compensation liability claims was $64 million, of which $34 million is included in current liabilities. As of December 31, 2013, the total accrual for our workers’ compensation liability claims was $64 million, of which $34 million is included in current liabilities

Property Insurance:

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

Other

Our accounts receivable as of June 30, 2014 and December 31, 2013 include amounts due from Illinois of approximately $28 million and $49 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $5 million as of June 30, 2014 and $28 million as of December 31, 2013, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. In addition, our accounts receivable as of June 30, 2014 and December 31, 2013 includes approximately $32 million and $46 million due from Texas in connection with Medicaid supplemental payment programs (which we expect to collect during 2014). Although the accounts receivable due from Illinois and Texas could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois and/or Texas. Failure to ultimately collect all outstanding amounts due from these states would have an adverse impact on our future consolidated results of operations and cash flows;

As of June 30, 2014 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $94 million consisting of: (i) $73 million related to our self-insurance programs, and; (ii) $21 million of other debt and public utility guarantees.

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

In February, 2013, the OIG served a subpoena requesting various documents from January, 2008 to the date of the subpoena directed at Universal Health Services, Inc. (“UHS”) concerning it and UHS of Delaware, Inc., and several UHS owned behavioral health facilities including: Keys of Carolina, Old Vineyard Behavioral Health, The Meadows Psychiatric Center, Streamwood Behavioral Health, Hartgrove Hospital, Rock River Academy and Residential Treatment Center, Roxbury Treatment Center, Harbor Point Behavioral Health Center, f/k/a, The Pines Residential Treatment Center, including the Crawford, Brighton and Kempsville campuses, Wekiva Springs Center and River Point Behavioral Health. Prior to receiving this subpoena: (i) the Keys of Carolina and Old Vineyard received notification during the second half of 2012 from the United States Department of Justice of its intent to proceed with an investigation following requests for documents for the period of January, 2007 to the date of the subpoenas from the North Carolina state Attorney General’s Office; (ii) Harbor Point Behavioral Health Center received a subpoena in December, 2012 from the Attorney General of the Commonwealth of Virginia requesting various documents from July, 2006 to the date of the subpoena, and; (iii) The Meadows Psychiatric Center received a subpoena from the OIG in February, 2013 requesting certain documents from 2008 to the date of the subpoena. Unrelated to these matters, the Keys of Carolina was closed and the real property was sold in January, 2013. We were advised that a qui tam action had been filed against Roxbury Treatment Center but the government declined to intervene and the case was dismissed.

In April, 2013, the OIG served facility specific subpoenas on Wekiva Springs Center and River Point Behavioral Health requesting various documents from January, 2005 to the date of the subpoenas. In July, 2013, another subpoena was issued to Wekiva Springs Center and River Point Behavioral Health requesting additional records. In October, 2013, we were advised by the DOJ’s Criminal Frauds Section that they received a referral from the DOJ Civil Division and opened an investigation of River Point Behavioral Health and Wekiva Springs Center. Subsequent subpoenas have since been issued to River Point Behavioral Health and Wekiva Springs Center requesting additional documentation. In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations which implemented provisions of the Affordable Care Act regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. In response, CMS has continued the payment suspension. River Point Behavioral Health has provided additional information to CMS in an effort to obtain relief from the payment suspension but the suspension remains in effect. We cannot predict if and/or when the facility’s suspended payments will resume. However, if continued for a significant period of time, the payment suspension will likely have a material adverse effect on River Point Behavioral Health’s future results of operations and financial condition. The operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations for the three and six-month periods ended June 30, 2014 or the year ended December 31, 2013.

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

Garden City Employees’ Retirement System v. PSI:

This is a shareholder class action lawsuit filed in the United States District Court for the Middle District of Tennessee against PSI and the former directors in 2009 alleging violations of federal securities laws. We continue to defend the case vigorously. Should we be deemed liable in this matter, or enter into a settlement, we believe we would be entitled to commercial insurance recoveries for at least a portion of amounts paid by us, subject to certain limitations and deductibles. Included in our consolidated balance sheets as of June 30, 2014, including an increase to the estimated reserve recorded during the second quarter of 2014 that did not have a material impact on our financial statements, is an estimated reserve (current liability) of $25 million and commercial insurance recoveries (current asset) of $20 million. Trial is scheduled to begin in mid-September, 2014. Although we cannot predict the outcome, it is possible the commercial insurance recoveries may not be sufficient to cover the ultimate disposition of this matter (including related legal fees) which would make us liable for a potentially material excess amount.

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

	Three months ended June 30, 2014
	Acute Care	Behavioral
	Hospital	Health		Total
	Services	Services	Other	Consolidated
		(Amounts in thousands)
Gross inpatient revenues	$3,724,309	$1,686,512	—	$5,410,821
Gross outpatient revenues	$2,068,076	$204,480	$8,335	$2,280,891
Total net revenues	$1,024,011	$992,348	$3,462	$2,019,821
Income/(loss) before allocation of corporate overhead and income taxes	$118,345	$243,540	($103,540)	$258,345
Allocation of corporate overhead	($44,693)	($23,136)	$67,829	0
Income/(loss) after allocation of corporate overhead and before income taxes	$73,652	$220,404	($35,711)	$258,345
Total assets as of 6/30/14	$3,319,048	$4,995,534	$233,490	$8,548,072

	Six months ended June 30, 2014
	Acute Care	Behavioral
	Hospital	Health		Total
	Services	Services	Other	Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$7,600,673	$3,295,411	—	$10,896,084
Gross outpatient revenues	$4,025,567	$388,595	$16,849	$4,431,011
Total net revenues	$1,995,400	$1,937,805	$6,782	$3,939,987
Income/(loss) before allocation of corporate overhead and income taxes	$229,994	$464,688	($200,554)	$494,128
Allocation of corporate overhead	($89,390)	($49,305)	$138,695	0
Income/(loss) after allocation of corporate overhead and before income taxes	$140,604	$415,383	($61,859)	$494,128
Total assets as of 6/30/14	$3,319,048	$4,995,534	$233,490	$8,548,072

	Three months ended June 30, 2013
	Acute Care	Behavioral
	Hospital	Health		Total
	Services	Services	Other	Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$3,321,154	$1,598,383	—	$4,919,537
Gross outpatient revenues	$1,708,200	$193,703	$10,625	$1,912,528
Total net revenues	$894,639	$929,470	$10,866	$1,834,975
Income/(loss) before allocation of corporate overhead and income taxes	$118,390	$240,556	($93,128)	$265,818
Allocation of corporate overhead	($46,109)	($22,461)	$68,570	0
Income/(loss) after allocation of corporate overhead and before income taxes	$72,281	$218,095	($24,558)	$265,818
Total assets as of 6/30/13	$3,126,223	$4,919,566	$271,464	$8,317,253

	Six months ended June 30, 2013
	Acute Care	Behavioral
	Hospital	Health		Total
	Services	Services	Other	Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$6,828,424	$3,174,531	—	$10,002,955
Gross outpatient revenues	$3,359,775	$379,505	$21,473	$3,760,753
Total net revenues	$1,803,373	$1,839,014	$24,220	$3,666,607
Income/(loss) before allocation of corporate overhead and income taxes	$199,019	$461,331	($190,548)	$469,802
Allocation of corporate overhead	($92,221)	($44,828)	$137,049	0
Income/(loss) after allocation of corporate overhead and before income taxes	$106,798	$416,503	($53,499)	$469,802
Total assets as of 6/30/13	$3,126,223	$4,919,566	$271,464	$8,317,253

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(amounts in thousands)
Basic and Diluted:
Net income attributable to UHS	$151,671	$151,841	$289,749	$271,625
Less: Net income attributable to unvested restricted share grants	(77)	(88)	(147)	(157)

Net income attributable to UHS – basic and diluted	$151,594	$151,753	$289,602	$271,468

Weighted average number of common shares—basic	98,872	98,033	98,722	97,872
Net effect of dilutive stock options and grants based on the treasury stock method	1,363	1,178	1,474	1,019

Weighted average number of common shares and equivalents—diluted	100,235	99,211	100,196	98,891

Earnings per basic share attributable to UHS:	$1.53	$1.55	$2.93	$2.77

Earnings per diluted share attributable to UHS:	$1.51	$1.53	$2.89	$2.75

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. There were no significant anti-dilutive stock options during the three and six months ended June 30, 2014 and June 30, 2013. All classes of our common stock have the same dividend rights.

Stock-Based Compensation: During the three-month periods ended June 30, 2014 and 2013, compensation cost of $7.4 million and $6.1 million, respectively, was recognized related to outstanding stock options. During the six-month periods ended June 30, 2014 and 2013, compensation cost of $14.2 million and $12.8 million, respectively was recognized related to outstanding stock options. In addition, during the three-month periods ended June 30, 2014 and 2013, compensation cost of approximately $358,000 and $307,000, respectively, was recognized related to restricted stock. During the six-month periods ended June 30, 2014 and 2013, compensation cost of approximately $648,000 and $712,000, respectively, was recognized related to restricted stock. As of June 30, 2014 there was $64.8 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 2.9 years. There were 2,746,500 stock options granted (net of cancellations) during the first six months of 2014 with a weighted-average grant date fair value of $17.13 per share.

The expense associated with share-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, share-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $14.9 million and $13.5 million during the six-month periods ended June 30, 2014 and 2013, respectively. In accordance with ASC 718, excess income tax benefits related to stock based compensation are classified as cash inflows from financing activities on the Consolidated Statement of Cash Flows. Previously for the six-month period ended June 30, 2013, we included $15.1 million of excess income tax benefits related to stock based compensation as net cash provided by operating activities as included in the change in accrued and deferred income taxes for that period. In our Consolidated Statements of Cash Flows, as included herein, that amount is reflected as cash inflows from financing activities for the 2013 six-month period. We assessed this misclassification and concluded that it was not material to our previously issued quarterly Consolidated Statements of Cash Flows. During the first six months of 2014, we generated $28.5 million of excess income tax benefits related to stock based compensation which are reflected as cash inflows from financing activities in our Consolidated Statements of Cash Flows.

(8) Dispositions and acquisitions

Six-month periods ended June 30, 2014 and 2013:

Acquisitions:

During the first six months of 2014, we spent $71 million to: (i) acquire and fund the required capital reserves related to a commercial health insurer headquartered in Reno, Nevada; (ii) acquire the Psychiatric Institute of Washington (“PIW”), a 124-bed behavioral health care facility and outpatient treatment center located in Washington, D.C., and; (iii) to acquire the operations of Palo Verde Behavioral Health, a 48-bed behavioral health facility in Tucson, Arizona. As part of the acquisition of PIW, we also acquired the Arbor Group, L.L.C., which operates three management contracts covering 66 beds in the Washington, D.C. and Maryland market. The aggregate net purchase price of these acquisitions was allocated to the assets and liabilities based on their preliminary estimated fair values.

During the first six months of 2013, we spent approximately $1 million in connection with the acquisition of real property located in Pennsylvania.

Divestitures:

During the first six months of 2014, we received approximately $11 million of cash proceeds for the divestiture of a non-operating investment (sold during the first quarter of 2014). This transaction resulted in a pre-tax gain of approximately $10 million which is included in our consolidated results of operations during the six-month period ended June 30, 2014.

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

(9) Dividends

We declared and paid dividends of $5.0 million, or $.05 per share, during the second quarter of 2014 and $4.9 million, or $.05 per share, during the second quarter of 2013. We declared and paid dividends of $9.9 million and $9.8 million during the six-month periods ended June 30, 2014 and 2013, respectively.

In July, 2014, our Board of Directors authorized a $.05 per share increase to our quarterly cash dividend to $.10 per share. The dividend is payable on September 16, 2014 to shareholders of record as of September 2, 2014.

(10) Income Taxes

As of January 1, 2014, our unrecognized tax benefits were approximately $3 million. The amount, if recognized, that would affect the effective tax rate is approximately $2 million. During the quarter ended June 30, 2014, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of June 30, 2014, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2010 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of uncertain tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our result of operations.

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2014

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Net revenues before provision for doubtful accounts	$0	$1,520,223	$683,074	$(7,521)	$2,195,776
Less: Provision for doubtful accounts	0	121,531	54,424	0	175,955

Net revenues	0	1,398,692	628,650	(7,521)	2,019,821

Operating charges:
Salaries, wages and benefits	0	688,041	273,879	0	961,920
Other operating expenses	0	283,869	151,927	(7,076)	428,720
Supplies expense	0	136,754	87,020	0	223,774
Depreciation and amortization	0	64,622	26,069	0	90,691
Lease and rental expense	0	14,444	9,459	(445)	23,458
Electronic health records incentive income	0	(1,704)	(470)	0	(2,174)

	0	1,186,026	547,884	(7,521)	1,726,389

Income from operations	0	212,666	80,766	0	293,432
Interest expense	33,589	1,147	351	0	35,087
Interest (income) expense, affiliate	0	22,112	(22,112)	0	0
Equity in net income of consolidated affiliates	(172,404)	(49,911)	0	222,315	0

Income before income taxes	138,815	239,318	102,527	(222,315)	258,345
Provision for income taxes	(12,856)	84,448	20,139	0	91,731

Net income	151,671	154,870	82,388	(222,315)	166,614
Less: Income attributable to noncontrolling interests	0	0	14,943	0	14,943

Net income attributable to UHS	$151,671	$154,870	$67,445	$(222,315)	$151,671

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Net revenues before provision for doubtful accounts	$0	$2,984,143	$1,354,661	$(14,678)	$4,324,126
Less: Provision for doubtful accounts	0	257,517	126,622	0	384,139

Net revenues	0	2,726,626	1,228,039	(14,678)	3,939,987

Operating charges:
Salaries, wages and benefits	0	1,357,294	539,991	0	1,897,285
Other operating expenses	0	524,045	300,452	(14,017)	810,480
Supplies expense	0	268,229	171,343	0	439,572
Depreciation and amortization	0	132,336	51,714	0	184,050
Lease and rental expense	0	28,793	18,664	(661)	46,796
Electronic health records incentive income	0	(2,134)	(470)	0	(2,604)

	0	2,308,563	1,081,694	(14,678)	3,375,579

Income from operations	0	418,063	146,345	0	564,408
Interest expense	67,162	1,971	1,147	0	70,280
Interest (income) expense, affiliate	0	44,224	(44,224)	0	0
Equity in net income of consolidated affiliates	(331,205)	(92,863)	0	424,068	0

Income before income taxes	264,043	464,731	189,422	(424,068)	494,128
Provision for income taxes	(25,706)	163,201	38,167	0	175,662

Net income	289,749	301,530	151,255	(424,068)	318,466
Less: Income attributable to noncontrolling interests	0	0	28,717	0	28,717

Net income attributable to UHS	$289,749	$301,530	$122,538	$(424,068)	$289,749

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2014

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Net income	$151,671	$154,870	$82,388	$(222,315)	$166,614
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	4,465	0	0	0	4,465
Amortization of terminated hedge	(84)	0	0	0	(84)

Other comprehensive income before tax	4,381	0	0	0	4,381
Income tax expense related to items of other comprehensive income	1,620	0	0	0	1,620

Total other comprehensive income, net of tax	2,761	0	0	0	2,761

Comprehensive income	154,432	154,870	82,388	(222,315)	169,375
Less: Comprehensive income attributable to noncontrolling interests	0	0	14,943	0	14,943

Comprehensive income attributable to UHS	$154,432	$154,870	$67,445	$(222,315)	$154,432

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Net income	$289,749	$301,530	$151,255	$(424,068)	$318,466
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	8,210	0	0	0	8,210
Amortization of terminated hedge	(168)	0	0	0	(168)

Other comprehensive income before tax	8,042	0	0	0	8,042
Income tax expense related to items of other comprehensive income	2,974	0	0	0	2,974

Total other comprehensive income, net of tax	5,068	0	0	0	5,068

Comprehensive income	294,817	301,530	151,255	(424,068)	323,534
Less: Comprehensive income attributable to noncontrolling interests	0	0	28,717	0	28,717

Comprehensive income attributable to UHS	$294,817	$301,530	$122,538	$(424,068)	$294,817

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2014

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Assets
Current assets:
Cash and cash equivalents	$0	$4,530	$10,202	$0	$14,732
Accounts receivable, net	0	825,120	360,892	0	1,186,012
Supplies	0	65,008	39,272	0	104,280
Deferred income taxes	63,667	43,692	0	0	107,359
Other current assets	0	103,085	14,413	0	117,498

Total current assets	63,667	1,041,435	424,779	0	1,529,881

Investments in subsidiaries	6,709,704	1,569,774	0	(8,279,478)	0
Intercompany receivable	51,457	0	505,656	(557,113)	0
Intercompany note receivable	0	0	1,104,881	(1,104,881)	0
Property and equipment	0	4,256,178	1,644,985	0	5,901,163
Less: accumulated depreciation	0	(1,579,351)	(807,133)	0	(2,386,484)

	0	2,676,827	837,852	0	3,514,679

Other assets:
Goodwill	0	2,589,121	500,051	0	3,089,172
Deferred charges	40,985	5,469	2,522	0	48,976
Other	7,392	294,755	63,217	0	365,364

	$6,873,205	$8,177,381	$3,438,958	$(9,941,472)	$8,548,072

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$75,803	$1,052	$831	$0	$77,686
Accounts payable and accrued liabilities	25,038	901,868	111,281	0	1,038,187
Federal and state taxes	0	0	0	0	0

Total current liabilities	100,841	902,920	112,112	0	1,115,873

Intercompany payable	0	557,113	0	(557,113)	0
Other noncurrent liabilities	2,311	196,428	77,723	0	276,462
Long-term debt	3,024,627	20,970	24,714	0	3,070,311
Intercompany note payable	0	1,104,881	0	(1,104,881)	0
Deferred income taxes	199,292	55,281	0	0	254,573
Redeemable noncontrolling interests	0	0	231,545	0	231,545
UHS common stockholders’ equity	3,546,134	5,339,788	2,939,690	(8,279,478)	3,546,134
Noncontrolling interest	0	0	53,174	0	53,174

Total equity	3,546,134	5,339,788	2,992,864	(8,279,478)	3,599,308

	$6,873,205	$8,177,381	$3,438,958	$(9,941,472)	$8,548,072

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Net cash provided by operating activities	$6,497	256,770	195,149	$0	$458,416

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(116,688)	(70,098)	0	(186,786)
Proceeds received from sale of assets and businesses	0	11,450	0	0	11,450
Cash paid/reserved related to acquisition of property and businesses	0	(67,699)	(3,301)	0	(71,000)
Costs incurred for purchase and implementation of electronic health records application	0	(8,399)	0	0	(8,399)

Net cash used in investing activities	0	(181,336)	(73,399)	0	(254,735)

Cash Flows from Financing Activities:
Reduction of long-term debt	(167,755)	(317)	(11,054)	0	(179,126)
Repurchase of common shares	(35,773)	0	0	0	(35,773)
Dividends paid	(9,884)	0	0	0	(9,884)
Issuance of common stock	3,287	0	0	0	3,287
Excess income tax benefits related to stock-based compensation	28,493	0	0	0	28,493
Profit distributions to noncontrolling interests	0	0	(13,184)	0	(13,184)
Changes in intercompany balances with affiliates, net	175,135	(78,577)	(96,558)	0	0

Net cash (used in) provided by financing activities	(6,497)	(78,894)	(120,796)	0	(206,187)

(Decrease) increase in cash and cash equivalents	0	(3,460)	954	0	(2,506)
Cash and cash equivalents, beginning of period	0	7,990	9,248	0	17,238

Cash and cash equivalents, end of period	$0	$4,530	$10,202	$0	$14,732

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Net cash provided by operating activities	$929	$242,016	147,972	$0	$390,917

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(133,607)	(42,337)	0	(175,944)
Proceeds received from sale of assets and businesses	0	7,552	26,456	0	34,008
Cash paid/reserved related to acquisition of property and businesses	0	(1,320)	0	0	(1,320)
Costs incurred for purchase and implementation of electronic health records application	0	(33,396)	0	0	(33,396)

Net cash used in investing activities	0	(160,771)	(15,881)	0	(176,652)

Cash Flows from Financing Activities:
Reduction of long-term debt	(189,188)	(526)	(6,382)	0	(196,096)
Additional borrowings	11,000	0	0	0	11,000
Repurchase of common shares	(21,373)	0	0	0	(21,373)
Dividends paid	(9,795)	0	0	0	(9,795)
Issuance of common stock	2,735	0	0	0	2,735
Excess income tax benefits related to stock-based compensation	15,085	0	0	0	15,085
Profit distributions to noncontrolling interests	0	0	(26,734)	0	(26,734)
Changes in intercompany balances with affiliates, net	190,607	(89,098)	(101,509)	0	0

Net cash used in financing activities	(929)	(89,624)	(134,625)	0	(225,178)

Decrease in cash and cash equivalents	0	(8,379)	(2,534)	0	(10,913)
Cash and cash equivalents, beginning of period	0	11,949	11,522	0	23,471

Cash and cash equivalents, end of period	$0	$3,570	$8,988	$0	$12,558

(12) Recent Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to the definition of a discontinued operation and the related disclosures. The updated accounting guidance defines a discontinued operation as a disposal of a component or a group of components that is to be disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The updated guidance is applicable to us effective January 1, 2015 with early adoption permitted. We do not expect the adoption of this update to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosures. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. We are currently in the process of evaluating the impact of adoption of this ASU on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of June 30, 2014, we owned and/or operated 24 acute care hospitals and 195 behavioral health centers located in 37 states, Washington, D.C., Puerto Rico and the U.S. Virgin Islands. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 5 surgical hospitals and surgery and radiation oncology centers located in 4 states.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 51% during each of the three and six-month periods ended June 30, 2014 and 49% during each of the three and six-month periods ended June 30, 2013. Net revenues from our behavioral health care facilities accounted for 49% and 51% of our consolidated net revenues during the three-month periods ended June 30, 2014 and 2013, respectively, and 49% and 50% of our consolidated net revenues during the six-month periods ended June 30, 2014 and 2013, respectively.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•	our ability to comply with the existing laws and government regulations, and/or changes in laws and government regulations;

•	an increasing number of legislative initiatives have recently been passed into law that may result in major changes in the health care delivery system on a national or state level. No assurances can be given that the implementation of these new laws will not have a material adverse effect on our business, financial condition or results of operations;

•	possible unfavorable changes in the levels and terms of reimbursement for our charges by third party payors or government programs, including Medicare or Medicaid;

•	an increase in the number of uninsured and self-pay patients treated at our acute care facilities that unfavorably impacts our ability to satisfactorily and timely collect our self-pay patient accounts;

•	our ability to enter into managed care provider agreements on acceptable terms and the ability of our competitors to do the same, including contracts with United/Sierra Healthcare in Las Vegas, Nevada;

•	the outcome of known and unknown litigation, government investigations, false claim act allegations, and liabilities and other claims asserted against us, including the Garden City Employees’ Retirement System v. PSI matter and other matters as disclosed in Item 1. Legal Proceedings;

•	the potential unfavorable impact on our business of deterioration in national, regional and local economic and business conditions, including a continuation or worsening of unfavorable credit market conditions;

•	competition from other healthcare providers (including physician owned facilities) in certain markets, including McAllen/Edinburg, Texas, the site of one of our largest acute care facilities and Riverside County, California;

•	technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare;

•	our ability to attract and retain qualified personnel, nurses, physicians and other healthcare professionals and the impact on our labor expenses resulting from a shortage of nurses and other healthcare professionals;

•	demographic changes;

•	our ability to successfully integrate and improve our recent acquisitions and the availability of suitable acquisitions and divestiture opportunities;

•	as discussed below in Sources of Revenue, we receive revenues from various state and county based programs, including Medicaid in all the states in which we operate, (we receive Medicaid revenues in excess of $90 million annually from each of Texas, Pennsylvania, Washington, D.C., Illinois, Virginia, Nevada and California); CMS-approved Medicaid supplemental programs in certain states including Oklahoma, Illinois, Ohio and Arkansas, and; state Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations;

•	our ability to continue to obtain capital on acceptable terms, including borrowed funds, to fund the future growth of our business;

•	some of our acute care facilities continue to experience decreasing inpatient admission trends;

•	our financial statements reflect large amounts due from various commercial and private payors and there can be no assurance that failure of the payors to remit amounts due to us will not have a material adverse effect on our future results of operations;

•	in March, 2010, the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act were enacted into law and created significant changes to health insurance coverage for U.S. citizens as well as material revisions to the federal Medicare and state Medicaid programs. The two combined primary goals of these acts are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses. Medicare, Medicaid and other health care industry changes are scheduled to be implemented at various times during this decade. We cannot predict the effect, if any, these enactments will have on our future results of operations;

•	the Department of Health and Human Services (“HHS”) published final regulations in July, 2010 implementing the health information technology (“HIT”) provisions of the American Recovery and Reinvestment Act (referred to as the “HITECH Act”). The final regulation defines the “meaningful use” of Electronic Health Records (“EHR”) and establishes the requirements for the Medicare and Medicaid EHR payment incentive programs. The implementation period for these new Medicare and Medicaid incentive payments started in federal fiscal year 2011 and can end as late as 2016 for Medicare and 2021 for the state Medicaid programs. Hospitals that do not qualify as a meaningful user of EHR by 2015 are subject to a reduced market basket update to the inpatient prospective payment system standardized amount in 2015 and each subsequent fiscal year. Certain of our acute care hospitals implemented EHR applications in 2011 and 2012 and we continued the implementation at each of our acute care hospitals, on a facility-by-facility basis, until completion which occurred in June, 2013. Our acute care hospitals are eligible for Medicare and Medicaid EHR incentive payments upon implementation of the EHR application, once they have demonstrated meaningful use of certified EHR technology for the applicable stage or have completed attestations to their adoption or implementation of certified EHR technology. We believe that all of our acute care hospitals have met the stage 1, year one “meaningful use” criteria. Although we believe that our acute care hospitals will be in compliance with the EHR standards by 2015, there can be no assurance that all of our facilities will be in compliance and therefore not subject to the penalty provision of the HITECH Act. Should we (our acute care hospitals) qualify for incentive payments, there may be timing differences in the recognition of the incentive income and expenses recorded in connection with the implementation of the EHR applications which may cause material period-to-period changes in our future results of operations;

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

•	our accounts receivable as of June 30, 2014 and December 31, 2013 include amounts due from Illinois of approximately $28 million and $49 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $5 million as of June 30, 2014 and $28 million as of December 31, 2013, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. In addition, our accounts receivable as of June 30, 2014 and December 31, 2013 includes approximately $32 million and $46 million due from Texas in connection with Medicaid supplemental payment programs (which we expect to collect during 2014). Although the accounts receivable due from Illinois and Texas could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois and/or Texas. Failure to ultimately collect all outstanding amounts due from these states would have an adverse impact on our future consolidated results of operations and cash flows;

•	the ability to obtain adequate levels of general and professional liability insurance on current terms;

•	changes in our business strategies or development plans;

•	fluctuations in the value of our common stock, and;

•	other factors referenced herein or in our other filings with the Securities and Exchange Commission.

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

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 37% of our net patient revenues during each of the three-month periods ended June 30, 2014 and 2013, and 37% and 39% of our net patient revenues during the six-month periods ended June 30, 2014 and 2013, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs, accounted for 50% and 51% of our net patient revenues during the three-month periods ended June 30, 2014 and 2013, respectively, and 50% and 49% of our net patient revenues during the six-month periods ended June 30, 2014 and 2013, respectively.

Provision for Doubtful Accounts: On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. Our accounts receivable are recorded net of allowance for doubtful accounts of $237 million at June 30, 2014 and $395 million at December 31, 2013.

Our accounts receivable as of June 30, 2014 and December 31, 2013 include amounts due from Illinois of approximately $28 million and $49 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $5 million as of June 30, 2014 and $28 million as of December 31, 2013, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. In addition, our accounts receivable as of June 30, 2014 and December 31, 2013 includes approximately $32 million and $46 million due from Texas in connection with Medicaid supplemental payment programs (which we expect to collect during 2014). Although the accounts receivable due from Illinois and Texas could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois and/or Texas. Failure to ultimately collect all outstanding amounts due from these states would have an adverse impact on our future consolidated results of operations and cash flows;

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

At June 30, 2014 and December 31, 2013, the total accrual for our professional and general liability claims was $204 million and $206 million, respectively, of which $44 million is included in current liabilities as of each date.

Recent Accounting Standards: For a summary of accounting standards, please see Note 12 to the Consolidated Financial Statements, as included herein.

Results of Operations

Three-month periods ended June 30, 2014 and 2013:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended June 30, 2014 and 2013 (dollar amounts in thousands):

	Three months ended		Three months ended
	June 30, 2014		June 30, 2013
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$2,195,776		$2,081,662
Less: Provision for doubtful accounts	175,955		246,687

Net revenues	2,019,821	100.0%	1,834,975	100.0%
Operating charges:
Salaries, wages and benefits	961,920	47.6%	897,334	48.9%
Other operating expenses	428,720	21.2%	325,562	17.7%

Supplies expense	223,774	11.1%	202,344	11.0%
Depreciation and amortization	90,691	4.5%	81,682	4.5%
Lease and rental expense	23,458	1.2%	24,082	1.3%
EHR incentive income	(2,174)	-0.1%	(83)	0.0%

Subtotal-operating expenses	1,726,389	85.5%	1,530,921	83.4%

Income from operations	293,432	14.5%	304,054	16.6%
Interest expense, net	35,087	1.7%	38,236	2.1%

Income before income taxes	258,345	12.8%	265,818	14.5%
Provision for income taxes	91,731	4.5%	98,015	5.3%

Net income	166,614	8.2%	167,803	9.1%
Less: Income attributable to noncontrolling interests	14,943	0.7%	15,962	0.9%

Net income attributable to UHS	$151,671	7.5%	$151,841	8.3%

Net revenues increased 10%, or $185 million, to $2.02 billion during the three-month period ended June 30, 2014 as compared to $1.83 billion during the comparable quarter of the prior year. The net increase was primarily attributable to a $157 million or 9% increase in net revenues generated at our acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”).

Income before income taxes (before deduction for income attributable to noncontrolling interests) decreased $7 million to $258 million during the three-month period ended June 30, 2014 as compared to $266 million during the comparable quarter of the prior year. The net decrease in our income before income taxes during the second quarter of 2014, as compared to the comparable prior year quarter, was due to the increased operating results experienced during the second quarter of 2014, as outlined below, offset by the unfavorable change resulting from a $65 million reduction to our professional and general liability self-insurance reserves relating to years prior to 2013, recorded during the second quarter of 2013.

The net $7 million decrease in our income before income taxes during the second quarter of 2014, as compared to the comparable quarter of 2013, consisted of:

a.	an increase of $50 million at our acute care facilities as discussed below in Acute Care Hospital Services, excluding EHR impact, as mentioned in d. below, and excluding the reduction to our prior year professional and general liability self-insurance reserves recorded during the second quarter of 2013, as mentioned in c. below;

b.	an increase of $17 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, excluding the reduction to our prior year professional and general liability self-insurance reserves recorded during the second quarter of 2013, as mentioned in c. below;

c.	a decrease of $65 million resulting from a reduction recorded during the second quarter of 2013 to our professional and general liability self-insurance reserves relating to years prior to 2013, based upon a reserve analysis ($51 million is applicable to our acute care hospitals and $14 million is applicable to our behavioral health care facilities);

d.	an increase of $2 million related to the change in incentive income, net of expenses, recorded during each of the three-month periods ended June 30, 2014 and 2013 in connection with the implementation of EHR applications at our acute care hospitals, and;

e.	$11 million of other combined net decreases.

Net income attributable to UHS remained relatively unchanged at $152 million during each of the three-month periods ended June 30, 2014 and 2013, as follows:

•	a decrease of $7 million in income before income taxes, as discussed above;

•	an increase of $1 million due to a decrease in income attributable to noncontrolling interests, and;

•	an increase of $6 million resulting primarily from: (i) an increase in the provision for income taxes resulting from the income tax provision recorded on the $6 million decrease in pre-tax income ($7 million decrease in income before income taxes less the $1 million decrease in the income attributable to noncontrolling interests), offset by; (ii) a decrease in the provision for income taxes resulting from a decrease in our blended effective state income tax rate.

Six-month periods ended June 30, 2014 and 2013:

The following table summarizes our results of operations and is used in the discussion below for the six-month periods ended June 30, 2014 and 2013 (dollar amounts in thousands):

	Six months ended		Six months ended
	June 30, 2014		June 30, 2013
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$4,324,126		$4,160,010
Less: Provision for doubtful accounts	384,139		493,403

Net revenues	3,939,987	100.0%	3,666,607	100.0%
Operating charges:
Salaries, wages and benefits	1,897,285	48.2%	1,799,630	49.1%
Other operating expenses	810,480	20.6%	706,569	19.3%
Supplies expense	439,572	11.2%	406,986	11.1%
Depreciation and amortization	184,050	4.7%	161,494	4.4%
Lease and rental expense	46,796	1.2%	48,747	1.3%
EHR incentive income	(2,604)	-0.1%	(4,795)	-0.1%

Subtotal-operating expenses	3,375,579	85.7%	3,118,631	85.1%

Income from operations	564,408	14.3%	547,976	14.9%
Interest expense, net	70,280	1.8%	78,174	2.1%

Income before income taxes	494,128	12.5%	469,802	12.8%
Provision for income taxes	175,662	4.5%	172,064	4.7%

Net income	318,466	8.1%	297,738	8.1%
Less: Income attributable to noncontrolling interests	28,717	0.7%	26,113	0.7%

Net income attributable to UHS	$289,749	7.4%	$271,625	7.4%

Net revenues increased 8%, or $273 million, to $3.94 billion during the six-month period ended June 30, 2014 as compared to $3.67 billion during the comparable period of the prior year. The net increase was primarily attributable to a $243 million or 7% increase in net revenues generated at our acute care hospitals and behavioral health care facilities owned during both periods.

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $24 million to $494 million during the six-month period ended June 30, 2014 as compared to $470 million during the comparable period of the prior year. The net increase in our income before income taxes during the first six months of 2014, as compared to the comparable prior year period, was due to:

a.	an increase of $88 million at our acute care facilities as discussed below in Acute Care Hospital Services, excluding EHR impact, as mentioned in e. below, and excluding the reduction to our prior year professional and general liability self-insurance reserves recorded during the second quarter of 2013, as mentioned in c. below;

b.	an increase of $17 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, excluding the reduction to our prior year professional and general liability self-insurance reserves recorded during the second quarter of 2013, as mentioned in c. below;

c.	a decrease of $65 million resulting from a reduction recorded during the second quarter of 2013 to our professional and general liability self-insurance reserves relating to years prior to 2013, based upon a reserve analysis ($51 million is applicable to our acute care hospitals and $14 million is applicable to our behavioral health care facilities);

d.	an increase of $10 million due to the pre-tax gain realized during the first six months of 2014 resulting from the divestiture of a non-operating investment (recorded during the first quarter of 2014);

e.	a decrease of $6 million related to the change in incentive income, net of expenses, recorded during each of the six-month periods ended June 30, 2014 and 2013 in connection with the implementation of EHR applications at our acute care hospitals, and;

f.	$20 million of other combined net decreases.

Net income attributable to UHS increased $18 million to $290 million during the six-month period ended June 30, 2014 as compared to $272 million during the compared period of 2013. The increase during the first six months of 2014, as compared to the first six months of 2013, consisted of:

•	an increase of $24 million in income before income taxes, as discussed above;

•	a decrease of $3 million due to an increase in income attributable to noncontrolling interests, and;

•	a decrease of $3 million resulting primarily from: (i) an increase in the provision for income taxes resulting from the income tax provision recorded on the $21 million increase in pre-tax income ($24 million increase in income before income taxes less the $3 million increase in the income attributable to noncontrolling interests), offset by; (ii) a decrease in the provision for income taxes resulting from a decrease in our blended effective state income tax rate.

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

The following table summarizes the results of operations for our acute care facilities, on a same facility and all acute care basis, and is used in the discussion below for the three and six-month periods ended June 30, 2014 and 2013 (dollar amounts in thousands):

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
		% of Net		% of Net		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$1,132,343		$1,102,233		$2,275,193		$2,229,010
Less: Provision for doubtful accounts	143,828		216,053		325,447		434,096

Net revenues	988,515	100.0%	886,180	100.0%	1,949,746	100.0%	1,794,914	100.0%
Operating charges:
Salaries, wages and benefits	419,061	42.4%	398,765	45.0%	831,518	42.6%	802,442	44.7%
Other operating expenses	204,292	20.7%	198,992	22.5%	394,092	20.2%	397,845	22.2%
Supplies expense	175,441	17.7%	156,953	17.7%	344,159	17.7%	317,557	17.7%
Depreciation and amortization	49,151	5.0%	47,200	5.3%	97,602	5.0%	94,699	5.3%
Lease and rental expense	12,573	1.3%	14,028	1.6%	25,516	1.3%	28,629	1.6%

Subtotal-operating expenses	860,518	87.1%	815,938	92.1%	1,692,887	86.8%	1,641,172	91.4%

Income from operations	127,997	12.9%	70,242	7.9%	256,859	13.2%	153,742	8.6%
Interest expense, net	1,082	0.1%	1,124	0.1%	2,156	0.1%	2,261	0.1%

Income before income taxes	126,915	12.8%	69,118	7.8%	254,703	13.1%	151,481	8.4%

Three-month periods ended June 30, 2014 and 2013:

During the three-month period ended June 30, 2014, as compared to the comparable prior year quarter, net revenues at our acute care hospitals, on a same facility basis, increased $102 million or 11.5%. Income before income taxes (and before income attributable to noncontrolling interests) increased $58 million or 84% to $127 million or 12.8% of net revenues during the second quarter of 2014 as compared to $69 million or 7.8% of net revenues during the comparable prior year quarter.

During the three-month period ended June 30, 2014, as compared to the comparable prior year quarter, inpatient admissions to our acute care facilities increased 0.9% and adjusted admissions (adjusted for outpatient activity) increased 3.6%. Patient days at these facilities increased 5.1% during the second quarter of 2014 and adjusted patient days increased 7.9% during the three-month period ended June 30, 2014 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.7 days and 4.5 days during the three-month periods ended June 30, 2014 and 2013, respectively. The occupancy rate, based on the average available beds at these facilities, was 58% and 56% during the three-month periods ended June 30, 2014 and 2013, respectively. During the three-month period ended June 30, 2014, net revenue per adjusted admission increased 7.7% and net revenue per adjusted patient day increased 3.3%, as compared to the comparable quarter of the prior year.

Six-month periods ended June 30, 2014 and 2013:

During the six-month period ended June 30, 2014, as compared to the comparable prior year period, net revenues at our acute care hospitals, on a same facility basis, increased $155 million or 8.6%. Income before income taxes (and before income attributable to noncontrolling interests) increased $103 million or 68% to $255 million or 13.1% of net revenues during the first six months of 2014 as compared to $151 million or 8.4% of net revenues during the comparable prior year period.

During the six-month period ended June 30, 2014, as compared to the comparable prior year period, inpatient admissions to our acute care facilities decreased 1.0% and adjusted admissions (adjusted for outpatient activity) increased 1.5%. Patient days at these facilities increased 3.7% during the first six months of 2014 and adjusted patient days increased 6.2% during the six-month period ended June 30, 2014 as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 4.7 days and 4.5 days during the six-month periods ended June 30, 2014 and 2013, respectively. The occupancy rate, based on the average available beds at these facilities, was 60% and 58% during the six-month periods ended June 30, 2014 and 2013, respectively. During the six-month period ended June 30, 2014, net revenue per adjusted admission increased 7.0% and net revenue per adjusted patient day increased 2.2%, as compared to the comparable period of the prior year.

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

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three and six-month periods ended June 30, 2014 and 2013:

Uncompensated care:

	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
Amounts in millions	2014	%	2013	%	2014	%	2013	%
Charity care	$113	42%	$172	67%	$247	42%	$314	64%
Uninsured discounts	154	58%	86	33%	339	58%	175	36%

Total uncompensated care	$267	100%	$258	100%	$586	100%	$489	100%

The increase in the total uncompensated care recorded at our acute care hospitals during the second quarter of 2014, as compared to the second quarter of 2013, was offset by a decrease in the provision for doubtful accounts which amounted to $149 million during the second quarter of 2014 as compared to $216 million during the second quarter of 2013. Our provision for doubtful accounts decreased to $331 million during the first six months of 2014 as compared to $434 million during the comparable period of 2013.

Estimated cost of providing uncompensated care:

The estimated costs of providing uncompensated care as reflected below were based on a calculation which multiplied the percentage of operating expenses for our acute care hospitals to gross charges for those hospitals by the above-mentioned total uncompensated care amounts. Amounts included in the provision for doubtful accounts, which as mentioned above decreased during the three and six-month periods ended June 30, 2014, as compared to the comparable periods of 2013, are not included in the calculation of estimated costs of providing uncompensated care. The percentage of cost to gross charges is calculated based on the total operating expenses for our acute care facilities divided by gross patient service revenue for those facilities. An increase in the level of uninsured patients to our facilities and the resulting adverse trends in the provision for doubtful accounts and uncompensated care provided could have a material unfavorable impact on our future operating results.

Estimated cost of providing uncompensated care

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Amounts in millions	2014	2013	2014	2013
Estimated cost of providing charity care	$16	$28	$35	$51
Estimated cost of providing uninsured discounts related care	22	14	49	28

Estimated cost of providing uncompensated care	$38	$42	$84	$79

All Acute Care Hospitals

The following table summarizes the results of operations for all our acute care operations during the three and six-month periods ended June 30, 2014 and 2013 which includes our acute care results on a same facility basis, as well as the impact of other items, as mentioned below (dollar amounts in thousands):

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
		% of Net		% of Net		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$1,173,067		$1,110,692		$2,326,806		$2,237,469
Less: Provision for doubtful accounts	149,056		216,053		331,406		434,096

Net revenues	1,024,011	100.0%	894,639	100.0%	1,995,400	100.0%	1,803,373	100.0%
Operating charges:
Salaries, wages and benefits	429,079	41.9%	400,024	44.7%	850,129	42.6%	804,535	44.6%
Other operating expenses	225,095	22.0%	149,918	16.8%	418,092	21.0%	348,879	19.3%
Supplies expense	178,087	17.4%	157,011	17.6%	348,574	17.5%	317,621	17.6%
Depreciation and amortization	61,813	6.0%	54,211	6.1%	123,391	6.2%	107,197	5.9%
Lease and rental expense	12,684	1.2%	14,044	1.6%	25,668	1.3%	28,656	1.6%
EHR incentive income	(2,174)	-0.2%	(83)	0.0%	(2,604)	-0.1%	(4,795)	-0.3%

Subtotal-operating expenses	904,584	88.3%	775,125	86.6%	1,763,250	88.4%	1,602,093	88.8%

Income from operations	119,427	11.7%	119,514	13.4%	232,150	11.6%	201,280	11.2%
Interest expense, net	1,082	0.1%	1,124	0.1%	2,156	0.1%	2,261	0.1%

Income before income taxes	118,345	11.6%	118,390	13.2%	229,994	11.5%	199,019	11.0%

Three-month periods ended June 30, 2014 and 2013:

Income before income taxes remained relatively unchanged at $118 million during each of the three-month periods ended June 30, 2014 and 2013. The increased operating results experienced during the second quarter of 2014 at our acute care hospitals on a same facility basis (as mentioned above) was offset by the unfavorable change resulting from a reduction to our professional and general liability self-insurance reserves relating to years prior to 2013, recorded during the second quarter of 2013 ($51 million applicable to our acute care hospitals). The changes in income before income taxes at our acute care facilities during the second quarter of 2014, as compared to the second quarter of 2013, resulted from:

•	a $58 million increase at our acute care facilities on a same facility basis, as discussed above;

•	a decrease of $51 million resulting from a reduction recorded during the second quarter of 2013 to our professional and general liability self-insurance reserves relating to years prior to 2013, based upon a reserve analysis (represents the portion attributable to our acute care hospitals);

•	an increase of $2 million related to the incentive income, net of incremental expenses, recorded during the second quarter of 2014, as compared to the comparable quarter in 2013, in connection with the implementation of EHR applications at our acute care hospitals ($7 million loss before income taxes incurred during the second quarter of 2014 as compared to $9 million loss before income taxes incurred during the second quarter of 2013), and;

•	a decrease of $9 million from other combined net changes.

Six-month periods ended June 30, 2014 and 2013:

Income before income taxes increased $31 million, or 16%, to $230 million, or 11.5% of net revenues during the first six months of 2014 as compared to $199 million, or 11.0% of net revenues during the comparable period of 2013

The $31 million increase in income before income taxes during the first six months of 2014, as compared to the comparable period of 2013, resulted from:

•	a $103 million increase at our acute care facilities on a same facility basis, as discussed above;

•	a decrease of $51 million resulting from a reduction recorded during the second quarter of 2013 to our professional and general liability self-insurance reserves relating to years prior to 2013;

•	a decrease of $6 million related to the incentive income, net of incremental expenses, recorded during the first six months of 2014, as compared to the comparable period in 2013, in connection with the implementation of EHR applications at our acute care hospitals ($16 million loss before income taxes incurred during the first six months of 2014 as compared to $10 million loss before income taxes incurred during the comparable period of 2013), and;

•	a decrease of $15 million from other combined net changes, including the change in the net operating loss incurred at the newly constructed Temecula Valley Hospital which opened in October, 2013.

Behavioral Health Services

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussion below for the three and six-month periods ended June 30, 2014 and 2013 (dollar amounts in thousands):

Same Facility—Behavioral Health

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
		% of Net		% of Net		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$1,006,962		$955,189		$1,972,492		$1,890,572
Less: Provision for doubtful accounts	27,318		30,517		53,121		59,267

Net revenues	979,644	100.0%	924,672	100.0%	1,919,371	100.0%	1,831,305	100.0%
Operating charges:
Salaries, wages and benefits	473,117	48.3%	449,867	48.7%	930,638	48.5%	895,922	48.9%
Other operating expenses	182,290	18.6%	165,152	17.9%	358,350	18.7%	324,655	17.7%

Supplies expense	44,139	4.5%	43,932	4.8%	88,303	4.6%	86,416	4.7%
Depreciation and amortization	26,180	2.7%	25,192	2.7%	55,404	2.9%	49,799	2.7%
Lease and rental expense	10,163	1.0%	9,495	1.0%	20,058	1.0%	18,951	1.0%

Subtotal-operating expenses	735,889	75.1%	693,638	75.0%	1,452,753	75.7%	1,375,743	75.1%

Income from operations	243,755	24.9%	231,034	25.0%	466,618	24.3%	455,562	24.9%
Interest expense, net	73	0.0%	336	0.0%	593	0.0%	1,194	0.1%

Income before income taxes	243,682	24.9%	230,698	24.9%	466,025	24.3%	454,368	24.8%

Three-month periods ended June 30, 2014 and 2013:

On a same facility basis during the second quarter of 2014, as compared to the second quarter of 2013, net revenues at our behavioral health care facilities increased 6% or $55 million to $980 million from $925 million. Income before income taxes increased $13 million or 6% to $244 million or 24.9% of net revenues during the three-month period ended June 30, 2014, as compared to $231 million or 24.9% of net revenues during the comparable prior year quarter.

On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities increased 4.3% and 4.4%, respectively, during the three-month period ended June 30, 2014 as compared to the comparable quarter of 2013. Patient days and adjusted patient days increased 1.7% and 1.8%, respectively, during the three-month period ended June 30, 2014 as compared to the comparable prior year quarter. During the three-month period ended June 30, 2014, net revenue per adjusted admission was unchanged and net revenue per adjusted patient day increased 2.6%, as compared to the comparable quarter of the prior year. The average length of inpatient stay at these facilities was 12.9 days and 13.2 days during the three-month periods ended June 30, 2014 and 2013, respectively. The occupancy rate, based on the average available beds at these facilities, was 77% and 76% during the three-month periods ended June 30, 2014 and 2013, respectively.

Six-month periods ended June 30, 2014 and 2013:

On a same facility basis during the first six months of 2014, as compared to the comparable period of 2013, net revenues at our behavioral health care facilities increased 5% or $88 million to $1.92 billion from $1.83 billion. Income before income taxes increased $12 million or 3% to $466 million or 24.3% of net revenues during the six-month period ended June 30, 2014, as compared to $454 million or 24.8% of net revenues during the comparable prior year period.

On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities increased 3.5% and 3.4%, respectively, during the six-month period ended June 30, 2014 as compared to the comparable period of 2013. Patient days and adjusted patient days increased 1.1% and 1.0%, respectively, during the six-month period ended June 30, 2014 as compared to the comparable prior year period. During the six-month period ended June 30, 2014, net revenue per adjusted admission was unchanged and net revenue per adjusted patient day increased 2.3%, as compared to the comparable period of the prior year. The average length of inpatient stay at these facilities was 12.8 days and 13.1 days during the six-month periods ended June 30, 2014 and 2013, respectively. The occupancy rate, based on the average available beds at these facilities, was 76% during each of the six-month periods ended June 30, 2014 and 2013.

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care facilities during the three and six-month periods ended June 30, 2014 and 2013 which includes our behavioral health results on a same facility basis, as well as the impact of the facilities acquired or opened within the previous twelve months (dollar amounts in thousands):

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
		% of Net		% of Net		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$1,019,728		$960,054		$1,991,050		$1,898,205
Less: Provision for doubtful accounts	27,380		30,584		53,245		59,191

Net revenues	992,348	100.0%	929,470	100.0%	1,937,805	100.0%	1,839,014	100.0%

Operating charges:
Salaries, wages and benefits	480,655	48.4%	453,986	48.8%	942,067	48.6%	905,874	49.3%
Other operating expenses	185,261	18.7%	154,912	16.7%	363,088	18.7%	313,158	17.0%
Supplies expense	44,974	4.5%	44,306	4.8%	89,490	4.6%	87,268	4.7%
Depreciation and amortization	27,023	2.7%	25,661	2.8%	56,977	2.9%	50,703	2.8%
Lease and rental expense	10,494	1.1%	9,713	1.0%	20,574	1.1%	19,486	1.1%

Subtotal-operating expenses	748,407	75.4%	688,578	74.1%	1,472,196	76.0%	1,376,489	74.8%

Income from operations	243,941	24.6%	240,892	25.9%	465,609	24.0%	462,525	25.2%
Interest expense, net	401	0.0%	336	0.0%	921	0.0%	1,194	0.1%

Income before income taxes	243,540	24.5%	240,556	25.9%	464,688	24.0%	461,331	25.1%

Three-month periods ended June 30, 2014 and 2013:

Income before income taxes increased $3 million to $244 million during the second quarter of 2014 as compared to $241 million during the second quarter of 2013. The $3 million increase in income before income taxes resulted from:

•	a $13 million increase at our behavioral health care facilities on a same facility basis, as discussed above;

•	a decrease of $14 million (amount applicable to our behavioral health care facilities) resulting from a reduction recorded during the second quarter of 2013 to our professional and general liability self-insurance reserves relating to years prior to 2013, and;

•	an increase of $4 million from other combined net favorable changes.

Six-month periods ended June 30, 2014 and 2013:

Income before income taxes increased $4 million to $465 million during the first six months of 2014 as compared to $461 million during the comparable period of 2013. The $4 million increase in income before income taxes resulted from:

•	a $12 million increase at our behavioral health care facilities on a same facility basis, as discussed above;

•	a decrease of $14 million (amount applicable to our behavioral health care facilities) resulting from a reduction recorded during the second quarter of 2013 to our professional and general liability self-insurance reserves relating to years prior to 2013, and;

•	an increase of $6 million from other combined net favorable changes.

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

Patients are generally not responsible for any difference between customary hospital charges and amounts reimbursed for such services under Medicare, Medicaid, some private insurance plans, and managed care plans, but are responsible for services not covered by such plans, exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has generally been increasing each year. Indications from recent federal and state legislation are that this trend will continue. Collection of amounts due from individuals is typically more difficult than from governmental or business payers which unfavorably impacts the collectability of our patient accounts.

The following table shows the approximate percentages of net patient revenue for the three and six-month periods ended June 30, 2014 and 2013 presented on: (i) a combined basis for both our acute care and behavioral health facilities; (ii) for our acute care facilities only, and; (iii) for our behavioral health facilities only:

Acute Care and Behavioral Health Facilities Combined	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Third Party Payors:
Medicare	20%	22%	22%	24%
Medicaid	17%	15%	15%	15%
Managed Care (HMO and PPOs)	50%	51%	50%	49%
Other Sources	13%	12%	13%	12%

Total	100%	100%	100%	100%

Acute Care Facilities	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Third Party Payors:
Medicare	24%	26%	26%	28%
Medicaid	10%	9%	8%	7%
Managed Care (HMO and PPOs)	60%	62%	60%	58%
Other Sources	6%	3%	6%	7%

Total	100%	100%	100%	100%

Behavioral Health Facilities	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Third Party Payors:
Medicare	18%	19%	18%	19%
Medicaid	24%	22%	22%	22%
Managed Care (HMO and PPOs)	39%	40%	39%	40%
Other Sources	19%	19%	21%	19%

Total	100%	100%	100%	100%

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

In August, 2014, CMS published its IPPS 2015 payment rule which provides for a 2.9% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform mandated adjustments are considered, without consideration for the decreases related to the required Medicare Disproportionate Share Hospital (“DSH”) payment changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments would approximate 0.6%. Including the estimated decreases to our DSH payments (-1.9%) and Medicare Outlier threshold (-0.6%), we estimate our overall decrease from the IPPS 2015 rule (covering the period of October 1, 2014 through September 30, 2015) will approximate -1.9%, or approximately $13 million annually. This projected impact from the IPPS 2015 rule includes both the impact of the American Taxpayer Relief Act of 2012 documentation and coding adjustment and the required changes to the DSH payments related to the traditional Medicare fee for service, however, it excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, as discussed below.

In August, 2013, CMS published its final IPPS 2014 payment rule which provides for a 2.5% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform mandated adjustments are considered, we estimate our overall increase from the final federal fiscal year 2014 rule (covering the period of October 1, 2013 through September 30, 2014) will approximate 1.0%. This projected impact from the IPPS 2014 final rule includes both the impact of the ATRA of 2012 documentation and coding adjustment and the required changes to the Medicare Disproportionate Share Hospital payments related to the traditional Medicare fee for service, however, it excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, as discussed below. The final rule also expands CMS’s policy under which it defines inpatient admissions to include the use of an objective time of care standard. Specifically, it would require Medicare’s external review contractors to presume that hospital inpatient admissions are reasonable and necessary when beneficiaries receive a physician order for admission and receive medically necessary services for at least two midnights (the “Two Midnight” rule). Correspondingly, under the final rule, CMS presumes that hospital services spanning less than two midnights should have been provided on an outpatient basis and paid under Medicare Part B unless the medical record contains clear documentation supporting the physician’s order and an expectation that the Medicare beneficiary would need medically necessary care for more than two midnights, or is receiving services which CMS designates as inpatient only. Our acute care hospitals have begun to comply with the Two Midnight rule and, although we are unable to determine the ultimate impact at this time, its application could have a material unfavorable impact on our future results of operations. Excluding the potential impact of the Two Midnight rule, we do not expect the final IPPS 2014 payment rule to have a material impact on our future results of operations. In February, 2014, CMS extended by an additional six months a policy under which Recovery Auditor Contractors and other Medicare review contractors will not conduct post-payment patient status reviews of inpatient hospital claims with dates of admission on or after October 1, 2013 through September 30, 2014.

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

On January 2, 2013 ATRA was enacted which, among other things, includes a requirement for CMS to recoup $11 billion from hospitals from Medicare IPPS rates during federal fiscal years 2014 to 2017. The recoupment relates to IPPS documentation and coding adjustments for the period 2008 to 2013 for which adjustments were not previously applied by CMS. The 2014 IPPS final rule includes a -0.8% recoupment adjustment as does the aforementioned 2015 IPPS proposed rule. CMS expects to make similar adjustments in federal fiscal years 2016 and 2017 in order to recover the entire $11 billion. This adjustment is reflected in the 2014 and 2015 IPPS estimated impact amounts noted above.

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

On July 31, 2014, CMS published it Psych PPS final rule for the federal fiscal year 2015. Under this final rule, payments to psychiatric hospitals and units are estimated to increase by 2.1% compared to federal fiscal year 2014. This amount includes the effect of the 2.9% market basket update adjusted by the Affordable Care Act required 0.3% reduction and the -0.5% productivity adjustment. The final rule also updates the Inpatient Psychiatric Quality Reporting Program, which requires psychiatric facilities to report on quality measures or incur a reduction in their annual payment update.

In July, 2014, CMS published its annual proposed Medicare Outpatient Prospective Payment System (“OPPS”) rule for 2015. The proposed hospital market basket increase is 2.7%. The Medicare statute requires a productivity adjustment reduction of 0.4% and 0.2% reduction to the 2015 OPPS market basket reducing the proposed 2015 OPPS market basket update to 2.1%. In the proposed rule, CMS would reduce the 2015 Medicare rates for both hospital-based and community mental health center partial hospitalization programs. When other statutorily required adjustments, hospital patient service mix and the aforementioned partial hospitalization rates are considered, we estimate that our overall Medicare OPPS for 2015 will aggregate to a net decrease of 0.4% if implemented as proposed. Excluding the behavioral health division partial hospitalization rate impact, our Medicare OPPS payment increase for 2015 is estimated to be 1.8%.

In December, 2013, CMS published its annual final OPPS rule for 2014. The final hospital market basket increase is 2.5%. The Medicare statute requires a productivity adjustment reduction of 0.5% and 0.3% reduction to the 2014 OPPS market basket reducing the final 2014 OPPS market basket update to 1.7%. In the final rule, CMS reduced the 2014 Medicare rates for both hospital-based and community mental health center partial hospitalization programs. When other statutorily required adjustments, hospital patient service mix and the aforementioned partial hospitalization rates are considered, we estimate that our overall Medicare OPPS for 2014 will aggregate to a net increase of 1.4%. Excluding the behavioral health partial hospitalization rate impact, our Medicare OPPS payment increase for 2014 is estimated to be 2.5%.

In November, 2012, CMS published its annual final Medicare OPPS rule for 2013. The market basket increase to the OPPS base rate is 2.6%. In addition, as outlined in the Sources of Revenues and Health Care Reform discussion below, CMS was also required by federal law to reduce the update factor by 0.1% in federal fiscal year 2013 and to reduce the annual update by a productivity adjustment which is 0.7%. In the final rule, CMS implemented a significant increase in the 2013 Medicare rates for both hospital-based and community mental health center partial hospitalization programs. When other statutorily required adjustments, hospital patient service mix and the aforementioned partial hospitalization rates are considered, our overall Medicare OPPS payment increase for 2013 is estimated to be 3.5%. Excluding the behavioral health division partial hospitalization rate impact, our Medicare OPPS payment increase for 2013 was approximately 1.7%.

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

We receive Medicaid revenues in excess of $90 million annually from each of Texas, Pennsylvania, Washington, D.C., Illinois, Virginia, Nevada and California, making us particularly sensitive to reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. Based upon the state budgets for those states for the 2014 and 2015 fiscal years (which generally began/begin at various times during the second half of 2013 and 2014, respectively), we estimate that, on a blended basis, our aggregate Medicaid rates were/will be relatively unchanged from the 2013 fiscal year rates.

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

Certain of our acute care hospitals located in various counties of Texas (Hidalgo, Maverick, Potter and Webb) participate in CMS-approved private Medicaid supplemental payment (“UPL”) programs. These hospitals also have affiliation agreements with third-party hospitals to provide free hospital and physician care to qualifying indigent residents of these counties. Our hospitals receive both UPL payments from the Medicaid program and indigent care payments from third-party, affiliated hospitals. The UPL payments are contingent on the county or hospital district making an Inter-Governmental Transfer (“IGT”) to the state Medicaid program while the indigent care payment is contingent on a transfer of funds from the applicable affiliated hospitals. However, the county or hospital district is prohibited from entering into an agreement to condition any IGT on the amount of any private hospital’s indigent care obligation. We recorded net UPL and affiliated hospital indigent care revenues of $23 million and $12 million during the three-month periods ended June 30, 2014 and 2013, respectively, and $38 million and $22 million during the six-month periods ended June 30, 2014 and 2013, respectively. Included in the net UPL and affiliated hospital indigent care revenues recorded during the second quarter of 2014 was approximately $9 million applicable to the period of April 1, 2013 through June 30, 2014. If the applicable hospital district or county makes IGTs consistent with 2013 levels, and without giving effect to potential reductions resulting from the THHSC waiver incentive programs, discussed below, we estimate that our aggregate net revenues earned pursuant to these programs will approximate $70 million during the year ending December 31, 2014.

For state fiscal year 2014, Texas Medicaid will continue to operate under a CMS-approved Section 1115 five-year Medicaid waiver demonstration program. During the first five years of this program that started in state fiscal year 2012, the Texas Health and Human Services Commission (“THHSC”) transitioned away from UPL payments to new waiver incentive payment programs, Uncompensated Care (“UC”) payments and Delivery System Reform Incentive Payments (“DSRIP”). During the first year of transition, which commenced on October 1, 2011, THHSC made payments to Medicaid UPL recipient providers that received payments during the state’s prior fiscal year. During demonstration years two through five (October 1, 2012 through September 30, 2017), THHSC has, and will continue to, make incentive payments under the program after certain qualifying criteria are met by hospitals. UPL payments are also subject to an aggregate statewide caps based on CMS approved Medicaid waiver amounts.

In addition, the Texas Medicaid Section 1115 Waiver includes a DSRIP pool to incentivize hospitals and other providers to transform their service delivery practices to improve quality, health status, patient experience, coordination, and cost-effectiveness. DSRIP pool payments are incentive payments to hospitals and other providers that develop programs or strategies to enhance access to health care, increase the quality of care, the cost-effectiveness of care provided and the health of the patients and families served. In May, 2014, CMS formally approved specific DSRIP projects for certain of our hospitals for demonstration years 3 to 5 (our facilities did not materially participate in the DSRIP pool during demonstration years 1 or 2). DSRIP payments are contingent on the hospital meeting certain pre-determined milestones, metrics and clinical outcomes. Additionally, DSRIP payments are contingent on a governmental entity providing an Inter-Governmental Transfer (“IGT”) for the non-federal share component of the DSRIP payment. THHSC generally approves DSRIP reported metrics, milestones and clinical outcomes on a semi-annual basis in June and December. In connection with the DSRIP program and THHSC’s approval for specific programs at certain of our hospitals and availability of a governmental IGT, we recorded approximately $6 million of net revenues during the second quarter of 2014 applicable to the period of October 1, 2013 through March 31, 2014. Although we can provide no assurance that we will ultimately qualify for additional DSRIP revenues, subject to CMS’s approval and other conditions as outlined above, we estimate that we may be entitled to additional DSRIP net revenues of approximately $10 million during the fourth quarter of 2014.

We incur health-care related taxes (“Provider Taxes”) imposed by states in the form of a licensing fee, assessment or other mandatory payment which are related to: (i) healthcare items or services; (ii) the provision of, or the authority to provide, the health care items of services, or; (iii) the payment for the health care items or services. Such Provider Taxes are subject to various federal regulations that limit the scope and amount of the taxes that can be levied by states in order to secure federal matching dollars as part of their respective state Medicaid programs. We derive a related Medicaid reimbursement benefit from assessed Provider Taxes in the form of

Medicaid claims based payment increases and/or lump sum Medicaid supplemental payments. Including the impact of the California program included in the three and six-month periods ended June 30, 2013, as mentioned below, we earned an aggregate net benefit of approximately $18 million and $27 million during the three-month periods ended June 30, 2014 and 2013, respectively, and $34 million and $39 million during the six-month periods ended June 30, 2014 and 2013, respectively, from Medicaid supplemental payments, after assessed Provider Taxes were considered. We estimate that our aggregate net benefit from Provider Tax programs will approximate $58 million during 2014. The aggregate net benefit is earned from multiple states and therefore no particular state’s portion is individually material to our consolidated financial statements. However, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our consolidated future results of operations.

In California, a Medicaid state plan amendment (“SPA”) was submitted to CMS by the state requesting an extension of a prior provider tax and related Medicaid supplemental payment program retroactive to July 1, 2011 through December 31, 2013. In June, 2012, CMS approved a portion of the SPA which did not have a material impact on our consolidated financial statements during 2013 or 2012. In June, 2013, CMS approved the Medicaid managed care component of the SPA covering the period of July 1, 2011 through June 30, 2013. The net aggregate benefit for the period of July 1, 2011 through June 30, 2013 was $11 million (of which $8 million was applicable to prior years) which was included in our financial results during the second quarter of 2013. The SPA noted above covering the six month period July 1, 2013 to December 31, 2013 is still subject to CMS approval. Similarly, in October, 2013 the state of California enacted new legislation (SB 239) that would continue the provider tax and related Medicaid supplemental payment program for three years effective January 1, 2014 and likewise is subject to CMS approval. As such, if these CMS approvals are obtained by the state, the program impact will be retroactive to July 1, 2013. Although we cannot predict whether or not CMS will ultimately approve these additional programs (covering the period of July 1, 2013 through December 31, 2016), if approved by CMS, we estimate the average pre-tax favorable impact on our results of operations to be approximately $8 million annually.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The South Carolina and Texas DSH programs were renewed for each state’s 2014 DSH fiscal year (covering the period of October 1, 2013 through September 30, 2014). In September, 2013, the THHSC published its 2013 final DSH rule that included changes that resulted in approximately $9 million of additional reimbursements to our acute care facilities located in Texas applicable to the state’s 2013 fiscal year (which were included in our 2013 pre-tax consolidated financial results). In connection with these DSH programs, included in our financial results was an aggregate of $12 million and $10 million during the three-month periods ended June 30, 2014 and 2013, respectively, and $25 million and $21 million during the six-month periods ended June 30, 2014 and 2013, respectively. Assuming that the Texas and South Carolina programs are renewed for each state’s 2015 fiscal years, at amounts similar to the 2014 fiscal year estimates, we estimate our aggregate reimbursements pursuant to these programs to be approximately $49 million during 2014. Failure to renew these DSH programs beyond their scheduled termination dates, failure of the public hospitals to provide the necessary IGTs for the states’ share of the DSH programs, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements (see below), could have a material adverse effect on our future results of operations.

The Affordable Care Act provides for a significant reduction in Medicaid disproportionate share payments beginning in federal fiscal year 2016 (see below in Sources of Revenues and Health Care Reform-Medicaid Revisions for additional disclosure). The U.S. Department of Health and Human Services is to determine the amount of Medicaid DSH payment cuts imposed on each state based on a defined methodology. As Medicaid DSH payments to states will be cut, consequently, payments to Medicaid-participating providers, including our hospitals in Texas and South Carolina, will likely be reduced in the coming years. Based on the September, 2013 CMS final rule, our Medicaid DSH payments in Texas and South Carolina could be reduced by approximately 4% in the 2016 federal fiscal year. This statutorily required reduction was originally scheduled to be implemented in federal fiscal year 2014 but was delayed to FFY 2016 by subsequent federal legislation.

In May, 2013 the state of Texas enacted legislation that would increase the state’s contribution of the non-federal DSH share for the 2013 DSH year to $138 million as compared to the $100 million previously expected. Similarly, the state’s approved 2014-2015 General Appropriations bill (“Rider 86”) passed in May, 2013 authorized $160 million for 2014 and $140 million for 2015, respectively, for the non-federal DSH share. Furthermore, in June, 2014, THHSC proposed certain changes to DSH reimbursement methodology as a result of Rider 86. We expect the 2014 and 2015 DSH year amounts, to be comparable to the 2013 DSH year amounts.

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

Our consolidated results of operations during the three and six-month periods ended June 30, 2014 include an unfavorable pre-tax impact of approximately $6 million and $14 million, respectively, consisting primarily of depreciation and amortization expense offset by aggregate EHR incentive income (approximately $2 million during the three-month period ended June 30, 2014 and $3 million during the six-month period ended June 30, 2014). Our consolidated results of operations during the three-month period ended June 30, 2013 includes an unfavorable pre-tax impact of approximately $8 million consisting primarily of depreciation and amortization expense. Our consolidated results of operations during the six-month period ended June 30, 2013 includes an unfavorable pre-tax impact of approximately $8 million consisting primarily of $12 million of depreciation and amortization expense offset by approximately $5 million of EHR incentive income.

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

The Affordable Care Act seeks to increase competition among private health insurers by providing for transparent federal and state insurance exchanges. The Affordable Care Act also prohibits private insurers from adjusting insurance premiums based on health status, gender, or other specified factors. We cannot provide assurance that these provisions will not adversely affect the ability of private insurers to pay for services provided to insured patients, or that these changes will not have a negative material impact on our results of operations going forward.

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

The Affordable Care Act also required HHS to implement a value-based purchasing program for inpatient hospital services which became effective on October 1, 2012. The Affordable Care Act requires HHS to reduce inpatient hospital payments for all discharges by a percentage beginning at 1% in FFY 2013 and increasing by 0.25% each fiscal year up to 2% in FFY 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions. In its fiscal year 2015 IPPS final rule, CMS will fund the value-based purchasing program by reducing base operating DRG payment amounts to participating hospitals by 1.5%.

Readmission Reduction Program:

In the Affordable Care Act, Congress also mandated implementation of the hospital readmission reduction program (“HRRP”). The HRRP assesses penalties on hospitals having excess readmission rates when compared to expected rates, effective for discharges beginning October 1, 2012. In the fiscal year 2013 IPPS final rule, CMS finalized certain policies with regard to payment under the HRRP, including which hospitals are subject to the HRRP, the methodology to calculate the hospital readmission payment adjustment factor, and what portion of the IPPS payment is used to calculate the readmission adjustment factor. In the fiscal year 2014 IPPS final rule, CMS finalized revisions to the three 30-day admission measures in the program – heart failure, myocardial infarction, and pneumonia – to exclude planned readmissions. Under the Affordable Care Act, beginning in fiscal year 2015, the maximum reduction in payments under the HRRP will increase from 2% to 3%. CMS will expand the program and add two readmission measures, one, acute exacerbation of chronic obstructive pulmonary disease (COPD) and, two, patients admitted for elective total hip arthroplasty (THA) and total knee arthroplasty (TKA). In the fiscal year 2015 IPPS final rule, CMS added readmissions for coronary artery bypass graft (CABG) surgical procedures beginning in fiscal year 2017. We do not believe impact of HRRP for federal fiscal year 2014 had or will have a material adverse effect on our results of operations.

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

Other Operating Results

The combined net revenues and income before income taxes generated at our surgical hospitals, ambulatory surgery centers and radiation oncology centers was not material to our results of operations during each of the three and six-month periods ended June 30, 2014 and 2013.

Interest Expense:

Interest expense was $35 million and $38 million during the three-month periods ended June 30, 2014 and 2013, respectively, and $70 million and $78 million during the six-month periods ended June 30, 2014 and 2013, respectively. Below is a schedule of our interest expense for the three and six-month periods ended June 30, 2014 and 2013 (amounts in thousands):

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Revolving credit & demand notes	$552	$976	$1,109	$2,204
$400 million, 7.125% Senior Notes due 2016	7,124	7,124	14,248	14,248
$250 million, 7.00% Senior Notes due 2018	4,375	4,375	8,750	8,750
Term loan facility A	4,058	5,007	8,147	10,071
Term loan facility B/B-1 (a.)	3,339	5,828	6,651	12,821
Term loan facility A2	3,637	4,407	7,273	8,781
Accounts receivable securitization program	484	702	1,019	1,408

Subtotal-revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	23,569	28,419	47,197	58,283
Interest rate swap expense, net	4,785	4,777	9,498	9,451
Amortization of financing fees	5,238	5,449	10,474	10,908
Other combined interest expense	1,500	1,472	3,121	3,474
Capitalized interest on major projects	0	(1,863)	0	(3,915)
Interest income	(5)	(18)	(10)	(27)

Interest expense, net	$35,087	$38,236	$70,280	$78,174

(a.)	During May, 2013 we completed a third amendment to our credit agreement dated November 15, 2010, as amended. The third amendment provides for a reduction in the interest rates payable in connection with certain borrowings under the credit agreement. Specifically, we replaced our existing $745.9 million senior secured Tranche B term loan with a new senior secured Tranche B-1 term loan in the same amount on substantially the same terms as the Tranche B term loan, other than lower interest rates. Borrowings under the Tranche B-1 term loan will bear interest at a rate per annum equal to, at our election, of one, two, three or six month LIBOR, plus an applicable margin of 2.25% or ABR plus an applicable margin of 1.25%. The minimum ABR and LIBOR rates for the Tranche B term loan of 2.0% and 1.0%, respectively, were eliminated.

Interest expense decreased $3 million during the three-month period ended June 30, 2014 as compared to the comparable quarter of 2013. The decrease was due primarily to: (i) a $5 million decrease in aggregate interest expense on our revolving credit and demand notes, term loan facilities and accounts receivable securitization program primarily due to a decrease in the average outstanding borrowings and the average cost of borrowings, offset by; (ii) $2 million of capitalized interest recorded on major projects during the second quarter of 2013.

Interest expense decreased $8 million during the six-month period ended June 30, 2014 as compared to the comparable period of 2013. The decrease was due primarily to: (i) a $11 million decrease in aggregate interest expense on our revolving credit and demand notes, term loan facilities and accounts receivable securitization program due to a decrease in the average outstanding borrowings and the average cost of borrowings, offset by; (ii) $4 million of capitalized interest recorded on major projects during the first six months of 2013.

Discontinued Operations

In connection with the receipt of antitrust clearance from the Federal Trade Commission (“FTC”) in connection with our acquisition of Ascend Health Corporation in October of 2012, we agreed to certain conditions, including the divestiture of Peak Behavioral Health Services (“Peak”), a 104-bed behavioral health care facility located in Santa Teresa, New Mexico. The divestiture of Peak was completed during the second quarter of 2013. The operating results for Peak were reflected as discontinued operations during the three and six-month periods ended June 30, 2013. Since the aggregate income from discontinued operations before income tax expense for the three and six-month periods ended June 30, 2013 was not material to our consolidated financial statements (as reflected below), it was included as a reduction to other operating expenses.

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(amounts in thousands)	2014	2013	2014	2013
Net revenues	$0	$3,126	$0	$7,160
Income (loss) from discontinued operations, before income taxes (a)	0	3,885	0	3,820
Income tax (expense) benefit	0	(1,463)	0	(1,439)

Income (loss) from discontinued operations, net of income taxes	$0	$2,422	$0	$2,381

(a)	Included in the income from discontinued operations, before income taxes for the three and six-month periods ended June 30, 2013 was a $3.1 million gain on the sale of Peak.

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three and six-month periods ended June 30, 2014 and 2013 (dollar amounts in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Provision for income taxes	$91,731	$98,015	$175,662	$172,064
Income before income taxes	258,345	265,818	494,128	469,802

Effective tax rate	35.5%	36.9%	35.5%	36.6%

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

The effective tax rates, as calculated by dividing the provision for income taxes by the difference in income before income taxes, minus net income attributable to noncontrolling interests, were as follows for each of the three and six-month periods ended June 30, 2014 and 2013 (dollar amounts in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Provision for income taxes	$91,731	$98,015	$175,662	$172,064
Income before income taxes	258,345	265,818	494,128	469,802
Less: Net income attributable to noncontrolling interests	(14,943)	(15,962)	(28,717)	(26,113)

Income before income taxes and after net income attributable to noncontrolling interests	243,402	249,856	465,411	443,689

Effective tax rate	37.7%	39.2%	37.7%	38.8%

The decrease in the effective tax rate during the three and six-month periods ended June 30, 2014, as compared to the comparable prior year periods, was due primarily to: (i) a decrease in our blended effective state income tax rate during the three and six-months ended June 30, 2014, and; (ii) the income tax provision recorded during the second quarter of 2013 on the sale of Peak Behavioral Health Services which was divested in May, 2013. The tax basis gain realized on the sale of Peak Behavioral Health Services exceeded the gain recorded pursuant to generally accepted accounting principles.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $458 million during the six-month period ended June 30, 2014 and $391 million during the comparable period of 2013. The net increase of $67 million was primarily attributable to the following:

•	a favorable change of $37 million due to an increase in net income plus/minus depreciation and amortization expense, stock-based compensation expense and gains/losses on sales of assets and businesses;

•	a favorable change of $61 million in accrued insurance expense, net of commercial premiums paid, due primarily to a reduction, recorded during the second quarter of 2013, to our professional and general liability self-insurance reserves relating to years prior to 2013;

•	a $20 million favorable change in accounts receivable;

•	a $14 million unfavorable change in other working capital accounts due primarily to an increase in other current assets;

•	a $13 million unfavorable change in accrued interest due to timing of interest payments (in 2013) on our senior secured notes;

•	a $13 million unfavorable change in accrued and deferred income taxes, and;

•	$11 million of other combined net unfavorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the six-month periods. The result is divided into the accounts receivable balance at June 30th of each year to obtain the DSO. Our DSO were 54 days at June 30, 2014 and 57 days at June 30, 2013.

Net cash used in investing activities

During the first six months of 2014, we used $255 million of net cash in investing activities as follows:

•	spent $187 million to finance capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;

•	spent $71 million to: (i) acquire and fund the required capital reserves related to a commercial health insurer headquartered in Reno, Nevada; (ii) acquire a 124-bed behavioral health care facility and outpatient treatment center located in Washington, D.C., and; (iii) to acquire the operations of a 48-bed behavioral health facility in Tucson, Arizona.

•	received $11 million in connection with the divestiture of a non-operating investment during the first quarter of 2014 which generated a $10 million pre-tax gain which is included in our results of operations during the first six months of 2014, and;

•	spent $8 million in connection with the purchase and implementation of a electronic health records applications.

During the first six months of 2013, we used $177 million of net cash in investing activities as follows:

•	spent $176 million to finance capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities:

•	spent $34 million in connection with the purchase and implementation of electronic health records applications;

•	received $34 million in connection with the divestiture of Peak Behavioral Health Services and certain other real property including three previously closed behavioral health care facilities, and;

•	spent $1 million in for the purchase of real property located in Pennsylvania.

Net cash used in financing activities

During the first six months of 2014, we used $206 million of net cash in financing activities as follows:

•	spent $179 million on net repayments of debt due primarily to repayments pursuant to our: (i) previously outstanding term loan A and A2 facilities ($36 million), accounts receivable securitization program ($110 million), on-demand line of credit ($22 million), and various other debt facilities ($11 million);

•	generated $28 million of excess income tax benefits related to stock-based compensation;

•	spent $36 million to repurchase shares of our Class B Common Stock in connection with income tax withholding obligations related to stock-based compensation programs;

•	spent $10 million to pay quarterly cash dividends of $.05 per share;

•	spent $13 million to pay profit distributions related to noncontrolling interests in majority owned businesses, and;

•	generated $3 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

During the first six months of 2013, we used $225 million of net cash in financing activities as follows:

•	spent $196 million on net repayments of debt due to repayments pursuant to our: (i) Term Loan A and A2 facilities ($36 million), revolving credit facility ($150 million) and various other debt facilities ($10 million);

•	generated $15 million of excess income tax benefits related to stock-based compensation;

•	generated $11 million of proceeds from new borrowings pursuant to our accounts receivable securitization program;

•	spent $27 million to pay profit distributions related to noncontrolling interests in majority owned businesses;

•	spent $21 million to repurchase shares of our Class B Common Stock in connection with income tax withholding obligations related to employee stock-based compensation programs;

•	spent $10 million to pay quarterly cash dividends of $.05 per share, and;

•	generated $3 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

Expected Capital Expenditures During the Remainder of 2014:

During the remaining six months of 2014, we expect to spend approximately $180 million to $195 million on capital expenditures. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

Subsequent to June 30, 2014 financing events:

Subsequent to June 30, 2014, we completed the following previously disclosed financing transactions:

•	Entered into an amended and restated credit agreement which became effective on August 7, 2014 among UHS, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent. This amended and restated credit agreement, which is scheduled to mature in August, 2019 and the other terms of which are substantially unchanged from our existing Credit Agreement, as discussed below, consists of: (i) an $800 million revolving credit facility, and; (ii) a $1.774 billion Term Loan A facility;

•	Combined our previous term loan A and term loan A2 facilities, which were scheduled to mature in 2016, into the above-mentioned $1.774 billion Term Loan A facility that is scheduled to mature in August, 2019;

•	Repaid $550 million of outstanding borrowings pursuant to our previous term loan B facility which was scheduled to mature in 2016;

•	Increased the borrowing capacity on our existing $275 million accounts receivable securitization program (“Securitization”) to $360 million effective August 1, 2014. The Securitization, the terms of which remain the same as the previous agreement, as discussed below, is scheduled to mature on October 25, 2016;

•	Issued $300 million aggregate principal amount of 3.750% senior secured notes due in 2019 (a);

•	Issued $300 million aggregate principal amount of 4.750% senior secured notes due in 2022 (a);

•	Repaid our previously outstanding $250 million, 7.00% senior unsecured notes due in 2018 which we redeemed on July 31, 2014 for an aggregate price equal to 104.56% of the principal amount.

(a)	The $300 million, 3.750% senior secured notes and the $300 million, 4.750% senior secured notes, which were finalized on August 7, 2014, were offered only to qualified institutional buyers under Rule 144A and to non-U.S. persons outside of the United States in reliance on Regulation S under the Securities Act, as amended (the “Securities Act”). These senior secured notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

In connection with these transactions, during the third quarter of 2014, we expect to incur a charge for costs related to extinguishment of debt primarily related to the write-off of deferred charges on the extinguished debt as well as the make-whole premium paid on the redemption of the $250 million 7% unsecured notes.

Debt (existing as of June 30, 2014):

Pursuant to the terms of our previous Credit Agreement and related amendments (among UHS, the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other agents party thereto), which was replaced in August, 2014 with the amended and restated credit agreement, as outlined above, as of June 30, 2014 we had:

•	$913 million of borrowings outstanding pursuant to our term loan A facility;

•	$861 million of borrowings outstanding pursuant to our term loan A2 facility;

•	$550 million of borrowing outstanding pursuant to our term loan B facility, and;

•	$0 borrowings outstanding pursuant to our revolving credit facility.

Borrowings under the Credit Agreement bear interest at either (1) the ABR rate which is defined as the rate per annum equal to, at our election: the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit, term loan-A and term loan-A2 borrowings and 1.25% for term loan B borrowings or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit, term loan-A and term loan-A2 borrowings and 2.25% for term loan-B borrowings. As of June 30, 2014, the applicable margins were 0.50% for ABR-based loans, 1.50% for LIBOR-based loans under the revolving credit, term loan-A and term loan-A2 facilities and 2.25% under the term loan-B facility.

As of June 30, 2014, we had no outstanding borrowings pursuant to the terms of our $800 million revolving credit facility and we had $776 million of available borrowing capacity, net of $4 million of outstanding borrowings pursuant to a short-term, on-demand credit facility and $20 million of outstanding letters of credit. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by substantially all of the assets of the Company and our material subsidiaries and guaranteed by our material subsidiaries.

We made scheduled principal payments of $18 million on the term loan-A and term loan A2 facilities during each of the three-month periods ended June 30, 2014 and 2013, and $36 million on the term loan-A and term loan A2 facilities during each of the six-month periods ended June 30, 2014 and 2013. Quarterly installment payments are due on the new term loan-A facility which commence in the fourth quarter of 2014 and will approximate $11 million per quarter through September, 2016 (at which time they increase to $22 million per quarter).

As discussed above, on August 1, 2014, our accounts receivable securitization program (“Securitization”), with a group of conduit lenders and liquidity banks which is scheduled to mature on October 25, 2016, was amended to increase the borrowing capacity to $360 million from $275 million. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At June 30, 2014, we had $130 million of outstanding borrowings and $145 million of additional capacity pursuant to the terms of our accounts receivable securitization program.

Our $250 million, 7.00% senior unsecured notes (the “Unsecured Notes”), which were scheduled to mature on October 1, 2018, were redeemed by us on July 31, 2014 at 104.56%. The Unsecured Notes were issued on September 29, 2010 and registered in April, 2011. Interest on the Unsecured Note was payable semiannually in arrears on April 1st and October 1st of each year. The Unsecured Notes were redeemable by us in whole, at anytime, subject to a make-whole premium of the applicable treasury rate plus 50 basis points prior to October 1, 2014.

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

In connection with entering into the previous Credit Agreement on November 15, 2010, and in accordance with the Indenture dated January 20, 2000 governing the rights of our existing notes, we entered into a supplemental indenture pursuant to which our 7.125% Notes (due in 2016) were equally and ratably secured with the lenders under the Credit Agreement with respect to the collateral for so long as the lenders under the Credit Agreement are so secured.

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates and dividends; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of June 30, 2014.

As of June 30, 2014, the carrying value of our debt was $3.15 billion and the fair-value of our debt was $3.20 billion. The fair value of our debt was computed based upon quotes received from financial institutions and we consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was 47% at June 30, 2014 and 51% at December 31, 2013.

We expect to finance all capital expenditures and acquisitions, pay dividends and potentially repurchase shares of our common stock utilizing internally generated and additional funds. Additional funds may be obtained through: (i) the issuance of equity; (ii) borrowings under our existing revolving credit facility, and/or; (iii) the issuance of other long-term debt. We believe that our operating cash flows, cash and cash equivalents, available borrowing capacity under our $800 million revolving credit facility and access to the capital markets provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months. However, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Off-Balance Sheet Arrangements

During the three months ended June 30, 2014, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of June 30, 2014 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $94 million consisting of: (i) $73 million related to our self-insurance programs, and; (ii) $21 million of other debt and public utility guarantees.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended June 30, 2014. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.	Controls and Procedures

As of June 30, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February, 2013, the OIG served a subpoena requesting various documents from January, 2008 to the date of the subpoena directed at Universal Health Services, Inc. (“UHS”) concerning it and UHS of Delaware, Inc., and several UHS owned behavioral health facilities including: Keys of Carolina, Old Vineyard Behavioral Health, The Meadows Psychiatric Center, Streamwood Behavioral Health, Hartgrove Hospital, Rock River Academy and Residential Treatment Center, Roxbury Treatment Center, Harbor Point Behavioral Health Center, f/k/a, The Pines Residential Treatment Center, including the Crawford, Brighton and Kempsville campuses, Wekiva Springs Center and River Point Behavioral Health. Prior to receiving this subpoena: (i) the Keys of Carolina and Old Vineyard received notification during the second half of 2012 from the United States Department of Justice of its intent to proceed with an investigation following requests for documents for the period of January, 2007 to the date of the subpoenas from the North Carolina state Attorney General’s Office; (ii) Harbor Point Behavioral Health Center received a subpoena in December, 2012 from the Attorney General of the Commonwealth of Virginia requesting various documents from July, 2006 to the date of the subpoena, and; (iii) The Meadows Psychiatric Center received a subpoena from the OIG in February, 2013 requesting certain documents from 2008 to the date of the subpoena. Unrelated to these matters, the Keys of Carolina was closed and the real property was sold in January, 2013. We were advised that a qui tam action had been filed against Roxbury Treatment Center but the government declined to intervene and the case was dismissed.

In April, 2013, the OIG served facility specific subpoenas on Wekiva Springs Center and River Point Behavioral Health requesting various documents from January, 2005 to the date of the subpoenas. In July, 2013, another subpoena was issued to Wekiva Springs Center and River Point Behavioral Health requesting additional records. In October, 2013, we were advised by the DOJ’s Criminal Frauds Section that they received a referral from the DOJ Civil Division and opened an investigation of River Point Behavioral Health and Wekiva Springs Center. Subsequent subpoenas have since been issued to River Point Behavioral Health and Wekiva Springs Center requesting additional documentation. In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations which implemented provisions of the Affordable Care Act regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. In response, CMS has continued the payment suspension. River Point Behavioral Health has provided additional information to CMS in an effort to obtain relief from the payment suspension but the suspension remains in effect. We cannot predict if and/or when the facility’s suspended payments will resume. However, if continued for a significant period of time, the payment suspension will likely have a material adverse effect on River Point Behavioral Health’s future results of operations and financial condition. The operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations for the three and six-month periods ended June 30, 2014 or the year ended December 31, 2013.

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

Garden City Employees’ Retirement System v. PSI:

This is a shareholder class action lawsuit filed in the United States District Court for the Middle District of Tennessee against PSI and the former directors in 2009 alleging violations of federal securities laws. We continue to defend the case vigorously. Should we be deemed liable in this matter, or enter into a settlement, we believe we would be entitled to commercial insurance recoveries for at least a portion of amounts paid by us, subject to certain limitations and deductibles. Included in our consolidated balance sheets as of June 30, 2014, including an increase to the estimated reserve recorded during the second quarter of 2014 that did not have a material impact on our financial statements, is an estimated reserve (current liability) of $25 million and commercial insurance recoveries (current asset) of $20 million. Trial is scheduled to begin in mid-September, 2014. Although we cannot predict the outcome, it is possible the commercial insurance recoveries may not be sufficient to cover the ultimate disposition of this matter (including related legal fees) which would make us liable for a potentially material excess amount.

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

In July, 2014, our Board of Directors authorized a new stock repurchase program whereby, from time to time as conditions allow, we may spend up to $400 million to purchase shares of our Class B Common Stock on the open market or in negotiated private transactions. In conjunction with this program, remaining authorizations under previously announced stock repurchase programs were cancelled.

The following schedule provides information related to our previously announced stock repurchase programs for the three months ended June 30, 2014. All of the shares repurchased during the second quarter of 2014 related to income tax withholding obligations resulting from the exercise of stock options and the vesting of restricted stock grants. No shares were repurchased pursuant to our publicly announced stock repurchase program.

	Additional Shares Authorized For Repurchase	Total number of shares purchased	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program (a)
April, 2014	—	13,339	N/A	0	N/A	N/A	767,702
May, 2014	—	161,916	N/A	0	N/A	N/A	767,702
June, 2014	—	72,918	N/A	0	N/A	N/A	767,702

Total April through June	—	248,173	N/A	0	N/A	N/A

(a)	These remaining shares pursuant to previously announced stock repurchase programs were cancelled in July, 2014 in conjunction with the above-mentioned approval of a new stock repurchase program.

Dividends

During the quarter ended June 30, 2014, we declared and paid dividends of $.05 per share. In July, 2014, our Board of Directors authorized a $.05 per share increase to our quarterly cash dividend to $.10 per share. The dividend is payable on September 16, 2014 to shareholders of record as of September 2, 2014.

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

Universal Health Services, Inc. (Registrant)

Date: August 8, 2014	/s/ ALAN B. MILLER
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