Form 10-Q
period 2014-09-30
UNIVERSAL HEALTH SERVICES INC
filed 2014-11-07
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of October 31, 2014:

Class A	6,595,708
Class B	91,681,078
Class C	664,000
Class D	29,181

UNIVERSAL HEALTH SERVICES, INC.

In this Report on Form 10-Q for the quarterly period ended September 30, 2014, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries. UHS is a registered trademark of UHS of Delaware, Inc., the management company for, and a wholly-owned subsidiary of Universal Health Services, Inc. Universal Health Services, Inc. is a holding company and operates through its subsidiaries including its management company, UHS of Delaware, Inc. All healthcare and management operations are conducted by subsidiaries of Universal Health Services, Inc. To the extent any reference to “UHS” or “UHS facilities” in this report including letters, narratives or other forms contained herein relates to our healthcare or management operations it is referring to Universal Health Services, Inc.’s subsidiaries including UHS of Delaware, Inc. Further, the terms “we,” “us,” “our” or the “Company” in such context similarly refer to the operations of Universal Health Services Inc.’s subsidiaries including UHS of Delaware, Inc. Any reference to employees or employment contained herein refers to employment with or employees of the subsidiaries of Universal Health Services, Inc. including UHS of Delaware, Inc.

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net revenues before provision for doubtful accounts	$2,175,554	$2,134,740	$6,499,680	$6,294,750
Less: Provision for doubtful accounts	157,796	318,371	541,935	811,774

Net revenues	2,017,758	1,816,369	5,957,745	5,482,976

Operating charges:
Salaries, wages and benefits	953,583	903,212	2,850,868	2,702,842
Other operating expenses	512,794	393,549	1,323,274	1,100,118
Supplies expense	222,708	206,995	662,280	613,981
Depreciation and amortization	93,456	86,971	277,506	248,465
Lease and rental expense	23,860	23,904	70,656	72,651
Electronic health records incentive income	(1,425)	(23,148)	(4,029)	(27,943)
Costs related to extinguishment of debt	36,171	0	36,171	0

	1,841,147	1,591,483	5,216,726	4,710,114

Income from operations	176,611	224,886	741,019	772,862
Interest expense, net	32,133	32,314	102,413	110,488

Income before income taxes	144,478	192,572	638,606	662,374
Provision for income taxes	48,440	69,473	224,102	241,537

Net income	96,038	123,099	414,504	420,837
Less: Income attributable to noncontrolling interests	13,241	8,512	41,958	34,625

Net income attributable to UHS	$82,797	$114,587	$372,546	$386,212

Basic earnings per share attributable to UHS	$0.84	$1.17	$3.77	$3.94

Diluted earnings per share attributable to UHS	$0.82	$1.15	$3.71	$3.89

Weighted average number of common shares - basic	99,052	98,151	98,832	97,965
Add: Other share equivalents	1,981	1,436	1,643	1,158

Weighted average number of common shares and equivalents - diluted	101,033	99,587	100,475	99,123

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net income	$96,038	$123,099	$414,504	$420,837
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	4,712	3,054	12,922	12,871
Amortization of terminated hedge	(84)	(84)	(252)	(252)
Currency translation adjustment	(2,506)	0	(2,506)	0

Other comprehensive income before tax	2,122	2,970	10,164	12,619
Income tax expense related to items of other comprehensive income	1,620	1,120	4,685	4,758

Total other comprehensive income, net of tax	502	1,850	5,479	7,861

Comprehensive income	96,540	124,949	419,983	428,698
Less: Comprehensive income attributable to noncontrolling interests	13,241	8,512	41,958	34,625

Comprehensive income attributable to UHS	$83,299	$116,437	$378,025	$394,073

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$39,711	$17,238
Accounts receivable, net	1,239,478	1,116,961
Supplies	104,390	101,781
Deferred income taxes	95,204	119,903
Other current assets	143,311	76,446

Total current assets	1,622,094	1,432,329

Property and equipment	6,105,090	5,691,902
Less: accumulated depreciation	(2,456,116)	(2,249,733)

	3,648,974	3,442,169

Other assets:
Goodwill	3,296,358	3,049,016
Deferred charges	41,910	57,881
Other	352,256	330,328

	$8,961,592	$8,311,723

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$81,477	$99,312
Accounts payable and accrued liabilities	1,083,987	953,449
Federal and state taxes	0	7,127

Total current liabilities	1,165,464	1,059,888

Other noncurrent liabilities	280,797	284,589
Long-term debt	3,373,341	3,209,762
Deferred income taxes	253,191	239,148
Redeemable noncontrolling interests	231,473	218,107
Equity:
UHS common stockholders’ equity	3,603,204	3,249,979
Noncontrolling interest	54,122	50,250

Total equity	3,657,326	3,300,229

	$8,961,592	$8,311,723

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Nine months ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$414,504	$420,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	277,506	248,648
Stock-based compensation expense	22,713	20,072
Gains on sales of assets and businesses, net of losses	(7,837)	(2,973)
Write-off of deferred financing costs related to extinguishment of debt	19,730	0
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(98,193)	(99,261)
Accrued interest	6,547	10,376
Accrued and deferred income taxes	(18,392)	5,109
Other working capital accounts	59,613	10,313
Other assets and deferred charges	15,868	13,425
Other	(7,000)	5,792
Accrued insurance expense, net of commercial premiums paid	57,729	(1,406)
Payments made in settlement of self-insurance claims	(53,234)	(55,009)

Net cash provided by operating activities	689,554	575,923

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(309,361)	(279,751)
Proceeds received from sale of assets and businesses	15,178	37,118
Cash paid/reserved related to acquisition of property and businesses	(402,405)	(1,320)
Costs incurred for purchase and implementation of electronic health records application	(11,204)	(42,353)

Net cash used in investing activities	(707,792)	(286,306)

Cash Flows from Financing Activities:
Reduction of long-term debt	(842,543)	(234,231)
Additional borrowings	969,800	1,500
Financing costs	(13,413)	0
Repurchase of common shares	(63,292)	(22,186)
Dividends paid	(19,794)	(14,706)
Issuance of common stock	4,907	4,096
Excess income tax benefits related to stock-based compensation	30,242	15,809
Profit distributions to noncontrolling interests	(25,074)	(51,248)

Net cash provided by (used in) financing activities	40,833	(300,966)

Effect of exchange rate changes on cash and cash equivalents	(122)	0
Increase (decrease) in cash and cash equivalents	22,473	(11,349)
Cash and cash equivalents, beginning of period	17,238	23,471

Cash and cash equivalents, end of period	$39,711	$12,122

Supplemental Disclosures of Cash Flow Information:
Interest paid, including early redemption premium and original issue discount write-off in 2014	$98,670	$88,430

Income taxes paid, net of refunds	$212,148	$218,290

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended September 30, 2014. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At September 30, 2014, we held approximately 6.1% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying condensed consolidated statements of income, of approximately $700,000 and $600,000 during the three-month periods ended September 30, 2014 and 2013, respectively, and approximately $1.9 million and $1.8 million during the nine-month periods ended September 30, 2014 and 2013, respectively.

Our pre-tax share of income from the Trust was $1.7 million and $86,000 during the three-month periods ended September 30, 2014 and 2013, respectively, and $2.1 million and $599,000 for the nine-month periods ended September 30, 2014 and 2013, respectively. Included in our share of the Trust’s income for the three and nine-month periods ended September 30, 2014, was approximately $1.6 million related to our share of an aggregate gain on fair value recognition recorded by the Trust during the third quarter of 2014 in connection with its purchases of third-party minority ownership interests in various limited liability companies in which the Trust formerly held noncontrolling majority ownership interests (the Trust now owns 100% of each of these entities).

The carrying value of our investment in the Trust was approximately $9 million and $8 million at September 30, 2014 and December 31, 2013, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of this investment, based on the closing price of the Trust’s stock on the respective dates, was approximately $33 million at September 30, 2014 and $32 million at December 31, 2013.

Total rent expense under the operating leases on the hospital facilities with the Trust was approximately $4.0 million during each of the three-month periods ended September 30, 2014 and 2013, and approximately $12.0 million for each of the nine-month periods ended September 30, 2014 and 2013. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds either 100% ownership interests or non-controlling majority ownership interests.

During the third quarter of 2014, we provided notification to the Trust that, upon the December, 2014 expiration of the current lease term on The Bridgeway, we intend to exercise our option to purchase the real property of the facility. We anticipate that the purchase of The Bridgeway’s real property (a 103-bed behavioral health facility located in North Little Rock, Arkansas) will occur on December 31, 2014. Pursuant to the terms of the lease, we and the Trust are both required to obtain appraisals of the property to determine its fair market value. Based upon the preliminary property appraisals obtained by each party, we estimate that the purchase price of The Bridgeway’s real property will approximate $17.0 million to $17.5 million.

In addition, we are currently negotiating with the Trust regarding the Trust’s potential ownership of the real property of two free-standing emergency departments located in Texas which are currently under construction by us and scheduled to be completed during the first quarter of 2015. Since these potential transactions are contingent upon the completion and execution of acquisition and lease agreements (subsidiaries of ours are expected to operate the facilities), we can provide no assurance that these transactions will ultimately occur. Should they occur, pursuant to the terms of the acquisition and lease agreements as currently contemplated, we estimate that the aggregate construction cost/sales proceeds of these facilities will approximate $12.5 million to $13.0 million, and the aggregate rent expense paid to the Trust at the commencement of the leases will approximate $850,000 to $900,000 annually.

The table below details the renewal options and terms for each of our four hospital facilities leased from the Trust:

Hospital Name	Type of Facility	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	Acute Care	$5,485,000	December, 2016	15	(a)
Wellington Regional Medical Center	Acute Care	$3,030,000	December, 2016	15	(b)
Southwest Healthcare System, Inland Valley Campus	Acute Care	$2,648,000	December, 2016	15	(b)
The Bridgeway	Behavioral Health	$930,000	December, 2014	10	(c)

(a)	We have three 5-year renewal options at existing lease rates (through 2031).
(b)	We have one 5-year renewal option at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).
(c)	As discussed above, we have provided notification to the Trust that we intend to purchase the real property of The Bridgeway upon expiration of the current lease term in December, 2014. We had two 5-year renewal options at fair market value lease rates (2015 through 2024) remaining on this property.

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of our chief executive officer and his wife. As a result of these agreements, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $25 million in premiums and certain trusts, owned by our chief executive officer, would pay approximately $8 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than $33 million representing the $25 million of aggregate premiums paid by us as well as the $8 million of aggregate premiums paid by the trusts. These agreements did not have a material effect on our consolidated financial statements or results of operations during 2013 or the first nine months of 2014.

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

Outside owners hold noncontrolling, minority ownership interests of: (i) approximately 28% in five acute care facilities currently operating in Las Vegas, Nevada, and a sixth facility currently under construction; (ii) 20% in an acute care facility located in Washington, D.C.; (iii) approximately 11% in an acute care facility located in Laredo, Texas, and; (iv) 20% in a behavioral health care facility located in Philadelphia, Pennsylvania. The redeemable noncontrolling interest balances of $231 million and $218 million as of September 30, 2014 and December 31, 2013, respectively, and the noncontrolling interest balances of $54 million and $50 million as of September 30, 2014 and December 31, 2013, respectively, consist primarily of the third-party ownership interests in these hospitals.

In connection with the acute care facilities located in Las Vegas, Nevada, the minority ownership interests of which are reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owners have certain “put rights”, that are currently exercisable, that if exercised, require us to purchase the minority member’s interests at fair market value. The put rights are exercisable upon the occurrence of: (i) certain specified financial conditions falling below established thresholds; (ii) breach of the management contract by the managing member (a subsidiary of ours), or; (iii) if the minority member’s ownership percentage is reduced to less than certain thresholds. In connection with the behavioral health care facility located in Philadelphia, Pennsylvania, the minority ownership interest of which is also reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owner has a “put option” to put its entire ownership interest to us at any time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value. As of September 30, 2014, we believe the fair market value of the minority ownership interests in these facilities, pursuant to the terms of the put options, approximates the book value of the redeemable noncontrolling interests.

(4) Long-term debt and cash flow hedges

Credit Facilities and Outstanding Debt Securities

During the third quarter of 2014, we completed the following previously disclosed financing transactions:

•	On August 7, 2014, we entered into a Fourth Amendment (the “Fourth Amendment”) to our credit agreement dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012 and May 16, 2013, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders (“Credit Agreement”). The Credit Agreement, as amended, which is scheduled to mature in August, 2019, consists of: (i) an $800 million revolving credit facility, and; (ii) a $1.775 billion term loan A facility which combined our previous term loan A and term loan A2 facilities (which were scheduled to mature in 2016);

•	Repaid $550 million of outstanding borrowings pursuant to our previous term loan B facility which was scheduled to mature in 2016;

•	Increased the borrowing capacity on our existing $275 million accounts receivable securitization program (“Securitization”) to $360 million effective August 1, 2014. The Securitization, the terms of which remain the same as the previous agreement, as discussed below, is scheduled to mature on October 25, 2016;

•	Issued $300 million aggregate principal amount of 3.750% senior secured notes due in 2019 (see below for additional disclosure);

•	Issued $300 million aggregate principal amount of 4.750% senior secured notes due in 2022 (see below for additional disclosure);

•	Redeemed our previously outstanding $250 million, 7.00% senior unsecured notes due in 2018 on July 31, 2014 for an aggregate price equal to 104.56% of the principal amount.

In connection with these transactions, our results of operations during the three and nine-month periods ended September 30, 2014 included a $36 million pre-tax charge incurred for the costs related to the extinguishment of debt. This charge consisted of the write-off of deferred charges ($20 million) and original issue discount on the extinguished debt ($5 million) as well as the make-whole premium paid ($11 million) on the early redemption of the $250 million, 7.00% senior unsecured notes.

Pursuant to the terms of our Credit Agreement and related amendments, as of September 30, 2014, we had:

•	$1.775 billion of borrowings outstanding pursuant to our term loan A facility, and;

•	$267 million of borrowings outstanding pursuant to our revolving credit facility.

Borrowings under the Credit Agreement bear interest at either (1) the ABR rate which is defined as the rate per annum equal to, at our election: the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit and term loan-A borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit and term loan-A borrowings. As of September 30, 2014, the applicable margins were 0.50% for ABR-based loans, 1.50% for LIBOR-based loans under the revolving credit and term loan-A facilities.

As of September 30, 2014, we had $267 million of outstanding borrowings pursuant to the terms of our $800 million revolving credit facility and we had $478 million of available borrowing capacity, net of $35 million of outstanding borrowings pursuant to a short-term, on-demand credit facility and $20 million of outstanding letters of credit. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries and guaranteed by our material subsidiaries.

Pursuant to the terms of the Fourth Amendment to our Credit Agreement, term loan A quarterly installment payments of approximately: (i) $11 million are due commencing in the fourth quarter of 2014 and continuing through September, 2016, and; (ii) $22 million are due from the fourth quarter of 2016 through June, 2019. Prior to commencement of the Fourth Amendment, we made scheduled principal payments of $36 million on the term loan-A and term loan A2 facilities during the nine-month period ended September 30, 2014 and $18 million and $54 million, respectively, during the three and nine-month periods ended September 30, 2013.

As discussed above, on August 1, 2014, our accounts receivable securitization program (“Securitization”), with a group of conduit lenders and liquidity banks which is scheduled to mature on October 25, 2016, was amended to increase the borrowing capacity to $360 million from $275 million. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At September 30, 2014, we had $333 million of outstanding borrowings and $27 million of additional capacity pursuant to the terms of our accounts receivable securitization program.

On August 7, 2014, we issued $300 million aggregate principal amount of 3.750% Senior Secured Notes due 2019 (the “2019 Notes”) and $300 million aggregate principal amount of 4.750% Senior Secured Notes due 2022 (the “2022 Notes”, and together with the 2019 Notes, the “New Senior Secured Notes”). The New Senior Secured Notes were offered only to qualified institutional buyers under Rule 144A and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The New Senior Secured Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Interest is payable on the New Senior Secured Notes on February 1 and August 1 of each year to the holders of record at the close of business on the January 15 and July 15 immediately preceding the related interest payment dates, commencing on February 1, 2015 until the maturity date of August 1, 2019 for the 2019 Notes and August 1, 2022 for the 2022 Notes.

On June 30, 2006, we issued $250 million of senior secured notes which have a 7.125% coupon rate and mature on June 30, 2016 (the “7.125% Notes”). Interest on the 7.125% Notes is payable semiannually in arrears on June 30th and December 30th of each year. In June, 2008, we issued an additional $150 million of 7.125% Notes which formed a single series with the original 7.125% Notes issued in June, 2006. Other than their date of issuance and initial price to the public, the terms of the 7.125% Notes issued in June, 2008 are identical to and trade interchangeably with, the 7.125% Notes which were originally issued in June, 2006.

On July 31, 2014, we redeemed the $250 million, 7.00% senior unsecured notes (the “Unsecured Notes”), which were scheduled to mature on October 1, 2018, at a redemption price equal to 104.56% of the principal amount of the Unsecured Notes resulting in a make-whole premium payment of approximately $11 million. The Unsecured Notes were issued on September 29, 2010 and registered in April, 2011. Interest on the Unsecured Note was payable semiannually in arrears on April 1st and October 1st of each year.

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

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates and dividends; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of September 30, 2014.

As of September 30, 2014, the carrying value of our debt was $3.45 billion and the fair-value of our debt was $3.49 billion. The fair value of our debt was computed based upon quotes received from financial institutions and we consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during 2013 and the first nine months of 2014 and determined the hedges to be highly effective. We also determined that any portion of the hedges deemed to be ineffective was de minimis and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. However, at September 30, 2014, each swap agreement entered into by us was in a net liability position which would require us to make the net settlement payments to the counterparties. We do not anticipate nonperformance by our counterparties. We do not hold or issue derivative financial instruments for trading purposes.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based primarily on quotes from banks. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. The fair value of our interest rate swaps was an aggregate gross and net liability of $11 million at September 30, 2014, which is included in accounts payable and accrued liabilities on the accompanying balance sheet. The fair value of our interest rate swaps was an aggregate gross and net liability of $24 million at December 31, 2013, of which $19 million was included in accounts payable and accrued liabilities and $5 million was included in other noncurrent liabilities on the accompanying balance sheet.

(5) Commitments and Contingencies

Professional and General Liability and Workers Compensation Liability:

Effective November, 2010, excluding certain subsidiaries acquired since 2010 as discussed below, our subsidiaries are self-insured for professional and general liability exposure up to $10 million and $3 million per occurrence, respectively. Our subsidiaries were provided with several excess policies through commercial insurance carriers which provide for coverage in excess of the applicable per occurrence self-insured retention (either $3 million or $10 million) up to $250 million per occurrence and in the aggregate for claims incurred in 2014 and up to $200 million per occurrence and in the aggregate for claims incurred from 2011 through 2013. We remain liable for 10% of the claims paid pursuant to the commercially insured coverage in excess of $10 million up to $60 million per occurrence and in the aggregate.

Since our acquisition of Psychiatric Solutions, Inc. (“PSI”) in November, 2010, the former PSI subsidiaries are self-insured for professional and general liability exposure up to $3 million per occurrence. The 9 behavioral health facilities acquired from Ascend Health Corporation (“Ascend”) in October, 2012 have general and professional liability policies through commercial insurance carriers which provide for up to $10 million of aggregate coverage, subject to a $100,000 per occurrence deductible. The 18 facilities acquired from Cygnet Health Care Limited (“Cygnet”), consisting of 16 inpatient behavioral health hospitals and 2 nursing homes, have policies through a commercial insurance carrier located in the United Kingdom that provides for £10 million of professional liability coverage and £25 million of general liability coverage. The facilities acquired from PSI, Ascend and Cygnet, like our other facilities, are also provided excess coverage through commercial insurance carriers for coverage in excess of the underlying commercial policy limitations, as mentioned above.

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

During the second quarter of 2013, pursuant to a reserve analysis, we recorded reductions to our professional and general liability self-insurance reserves (relating to years prior to 2013) amounting to $65 million in the aggregate which is included in our financial results for the nine-month period ended September 30, 2013. The favorable changes in our estimated future claims payments relating to years prior to 2013 were due to: (i) an increased weighting given to company-specific metrics (to 100% from 75%), and decreased general industry metrics (to 0% from 25%), related to projected incidents per exposure, historical claims experience and loss development factors; (ii) historical data which measured the realized favorable impact of medical malpractice tort reform experienced in several states in which we operate, and; (iii) a decrease in claims related to certain higher risk specialties (such as obstetrical) due to a continuation of the company-wide patient safety initiative undertaken during the last several years. As the number of our facilities and our patient volumes have increased, thereby providing for a statistically significant data group, and taking into consideration our long-history of company-specific risk management programs and claims experience, our reserve analyses have included a greater emphasis on our historical professional and general liability experience which has developed favorably as compared to general industry trends.

As of September 30, 2014, the total accrual for our professional and general liability claims was $209 million, of which $44 million is included in current liabilities. As of December 31, 2013, the total accrual for our professional and general liability claims was $206 million, of which $44 million is included in current liabilities.

As of September 30, 2014, the total accrual for our workers’ compensation liability claims was $66 million, of which $34 million is included in current liabilities. As of December 31, 2013, the total accrual for our workers’ compensation liability claims was $64 million, of which $34 million is included in current liabilities

Property Insurance:

We have commercial property insurance policies covering catastrophic losses, including windstorm damage, up to a $1 billion policy limit per occurrence, subject to a $250,000 deductible for the majority of our properties (the properties acquired from PSI are subject to a $50,000 deductible). Losses resulting from named windstorms are subject to deductibles between 3% and 5% of the declared total insurable value of the property. In addition, we have commercial property insurance policies covering catastrophic losses resulting from earthquake and flood damage, each subject to aggregated loss limits (as opposed to per occurrence losses). Our earthquake limit is $250 million, subject to a deductible of $250,000, except for facilities located within documented fault zones. Earthquake losses that affect facilities located in fault zones within the United States are subject to a $100 million limit and will have applied deductibles ranging from 1% to 5% of the declared total insurable value of the property. The earthquake limit in Puerto Rico is $25 million, subject to a $25,000 deductible. Non-critical flood losses have either a $250,000 or $500,000 deductible, based upon the location of the facility. Since certain of our facilities have been designated by our insurer as flood prone, we have elected to purchase policies from The National Flood Insurance Program to cover a substantial portion of the applicable deductible. Property insurance for the facilities acquired from Cygnet are provided on an all risk basis up to a £180 million limit that includes coverage for real and personal property as well as business interruption losses.

Other

Our accounts receivable as of September 30, 2014 and December 31, 2013 include amounts due from Illinois of approximately $33 million and $49 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $10 million as of September 30, 2014 and $28 million as of December 31, 2013, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. In addition, our accounts receivable as of September 30, 2014 and December 31, 2013 includes approximately $107 million and $72 million due from Texas in connection with Medicaid supplemental payment programs. The $107 million due from Texas as of September 30, 2014 consists of $62 million related to uncompensated care program revenues and $45 million related to disproportionate share hospital program revenues. Although the accounts receivable due from Illinois and Texas could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois and/or Texas. In September, 2014 CMS deferred the federal matching funds on Texas Medicaid uncompensated care payments made to providers in certain counties in Texas. Although we do not believe our hospitals located in Texas are impacted by this deferral since they are not located in the impacted geographical areas, we can provide no assurance that our hospitals will not be impacted by future deferrals if CMS expands the deferrals to other counties in Texas. Failure to ultimately collect all outstanding amounts due from these states would have an adverse impact on our future consolidated results of operations and cash flows.

As of September 30, 2014 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $94 million consisting of: (i) $73 million related to our self-insurance programs, and; (ii) $21 million of other debt and public utility guarantees.

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

In April, 2013, the OIG served facility specific subpoenas on Wekiva Springs Center and River Point Behavioral Health requesting various documents from January, 2005 to the date of the subpoenas. In July, 2013, another subpoena was issued to Wekiva Springs Center and River Point Behavioral Health requesting additional records. In October, 2013, we were advised by the DOJ’s Criminal Frauds Section that they received a referral from the DOJ Civil Division and opened an investigation of River Point Behavioral Health and Wekiva Springs Center. Subsequent subpoenas have since been issued to River Point Behavioral Health and Wekiva Springs Center requesting additional documentation. In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations which implemented provisions of the Affordable Care Act regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. In response, CMS has continued the payment suspension. River Point Behavioral Health has provided additional information to CMS in an effort to obtain relief from the payment suspension but the suspension remains in effect. In August 2014, we received notification from CMS that the payment suspension was to be continued for another 180 days. We cannot predict if and/or when the facility’s suspended payments will resume. However, if continued for a significant period of time, the payment suspension will likely have a material adverse effect on River Point Behavioral Health’s future results of operations and financial condition. The operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations for the three and nine-month periods ended September 30, 2014 or the year ended December 31, 2013.

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

In September, 2014, the DOJ Civil Division advised us that they were expanding their investigation to include four additional facilities and were requesting production of documents from these facilities. These facilities are Arbour-HRI Hospital, Behavioral Hospital of Bellaire, St. Simons by the Sea, and Turning Point Care Center.

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

Garden City Employees’ Retirement System v. Psychiatric Solutions, Inc. (“PSI”), Joey A. Jacobs, Brent Turner and Jack E. Polson:

This is a shareholder class action lawsuit filed in 2009 in the United States District Court for the Middle District of Tennessee against PSI and certain of its former officers alleging violations of federal securities laws. As we previously disclosed, in September of 2014, a $65 million settlement agreement was reached in connection with this matter. A settlement escrow, pending final court approval, was funded in October of 2014. A pre-tax charge of $49 million was incurred by us during the first nine months of 2014 in connection with this settlement which is net of approximately $16 million of commercial insurance recoveries.

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

	Three months ended September 30, 2014
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$3,616,647	$1,678,222	$0	$5,294,869
Gross outpatient revenues	$2,058,148	$192,032	$8,972	$2,259,152
Total net revenues	$1,038,135	$976,014	$3,609	$2,017,758
Income/(loss) before allocation of corporate overhead and income taxes	$100,388	$228,710	($184,620)	$144,478
Allocation of corporate overhead	($44,698)	($24,750)	$69,448	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$55,690	$203,960	($115,172)	$144,478
Total assets as of 9/30/14	$3,321,166	$5,429,453	$210,973	$8,961,592

	Nine months ended September 30, 2014
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$11,217,320	$4,973,633	$0	$16,190,953
Gross outpatient revenues	$6,083,715	$580,627	$25,821	$6,690,163
Total net revenues	$3,033,535	$2,913,819	$10,391	$5,957,745
Income/(loss) before allocation of corporate overhead and income taxes	$330,382	$693,399	($385,175)	$638,606
Allocation of corporate overhead	($134,088)	($74,055)	$208,143	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$196,294	$619,344	($177,032)	$638,606
Total assets as of 9/30/14	$3,321,166	$5,429,453	$210,973	$8,961,592

	Three months ended September 30, 2013
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$3,296,484	$1,567,436	$0	$4,863,920
Gross outpatient revenues	$1,712,290	$179,783	$10,207	$1,902,280
Total net revenues	$899,533	$907,935	$8,901	$1,816,369
Income/(loss) before allocation of corporate overhead and income taxes	$68,266	$211,456	($87,150)	$192,572
Allocation of corporate overhead	($46,112)	($22,265)	$68,377	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$22,154	$189,191	($18,773)	$192,572
Total assets as of 9/30/13	$3,123,780	$4,926,271	$301,692	$8,351,743

	Nine months ended September 30, 2013
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$10,124,908	$4,741,967	$0	$14,866,875
Gross outpatient revenues	$5,072,065	$559,288	$31,680	$5,663,033
Total net revenues	$2,702,913	$2,746,949	$33,114	$5,482,976
Income/(loss) before allocation of corporate overhead and income taxes	$267,285	$672,787	($277,698)	$662,374
Allocation of corporate overhead	($138,333)	($67,093)	$205,426	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$128,952	$605,694	($72,272)	$662,374
Total assets as of 9/30/13	$3,123,780	$4,926,271	$301,692	$8,351,743

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	(amounts in thousands)
	2014	2013	2014	2013
Basic and Diluted:
Net income attributable to UHS	$82,797	$114,587	$372,546	$386,212

Less: Net income attributable to unvested restricted share grants	(17)	(43)	(164)	(200)

Net income attributable to UHS – basic and diluted	$82,780	$114,544	$372,382	$386,012

Weighted average number of common shares - basic	99,052	98,151	98,832	97,965

Net effect of dilutive stock options and grants based on the treasury stock method	1,981	1,436	1,643	1,158

Weighted average number of common shares and equivalents - diluted	101,033	99,587	100,475	99,123

Earnings per basic share attributable to UHS:	$0.84	$1.17	$3.77	$3.94

Earnings per diluted share attributable to UHS:	$0.82	$1.15	$3.71	$3.89

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. There were no significant anti-dilutive stock options during the three and nine months ended September 30, 2014 and 2013. All classes of our common stock have the same dividend rights.

Stock-Based Compensation: During the three-month periods ended September 30, 2014 and 2013, compensation cost of $7.5 million and $6.2 million, respectively, was recognized related to outstanding stock options. During the nine-month periods ended September 30, 2014 and 2013, compensation cost of $21.7 million and $19.0 million, respectively was recognized related to outstanding stock options. In addition, during the three-month periods ended September 30, 2014 and 2013, compensation cost of approximately $274,000 and $307,000, respectively, was recognized related to restricted stock. During the nine-month periods ended September 30, 2014 and 2013, compensation cost of approximately $921,000 and $1.0 million, respectively, was recognized related to restricted stock. As of September 30, 2014 there was $57.4 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 2.8 years. There were 2,749,150 stock options granted (net of cancellations) during the first nine months of 2014 with a weighted-average grant date fair value of $17.16 per share.

The expense associated with share-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, share-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $22.7 million and $20.0 million during the nine-month periods ended September 30, 2014 and 2013, respectively. In accordance with ASC 718, excess income tax benefits related to stock based compensation are classified as cash inflows from financing activities on the Consolidated Statement of Cash Flows. Previously for the nine-month period ended September 30, 2013, we included $15.8 million of excess income tax benefits related to stock based compensation as net cash provided by operating activities as included in the change in accrued and deferred income taxes for that period. In our Consolidated Statements of Cash Flows, as included herein, that amount is reflected as cash inflows from financing activities for the 2013 nine-month period. We assessed this misclassification and concluded that it was not material to our previously issued quarterly Consolidated Statements of Cash Flows. During the first nine months of 2014, we generated $30.2 million of excess income tax benefits related to stock based compensation which are reflected as cash inflows from financing activities in our Consolidated Statements of Cash Flows.

(8) Dispositions and acquisitions

Nine-month periods ended September 30, 2014 and 2013:

Acquisitions:

During the first nine months of 2014, we spent $402 million to: (i) acquire the stock of Cygnet Health Care Limited which consists of 18 facilities located throughout the United Kingdom including 16 inpatient behavioral health hospitals and 2 nursing homes with a total of 734 beds (during the third quarter); (ii) acquire and fund the required capital reserves related to a commercial health insurer headquartered in Reno, Nevada (during the second quarter); (iii) acquire the Psychiatric Institute of Washington (“PIW”), a 124-bed behavioral health care facility and outpatient treatment center located in Washington, D.C. (during the second quarter), and; (iv) acquire the operations of Palo Verde Behavioral Health, a 48-bed behavioral health facility in Tucson, Arizona. As part of the acquisition of PIW, we also acquired the Arbor Group, L.L.C., which operates three management contracts covering 66 beds in the Washington, D.C. and Maryland market.

The aggregate net purchase price of these acquisitions was allocated to the assets and liabilities based on their preliminary estimated fair values as follows:

Amount (000s)
Working capital, net (a)	($41,547)
Property & equipment	149,914
Goodwill	246,606
Other assets	58,835
Income tax assets, net	4,019
Debt	(16,286)
Other	864

Cash paid during first nine months of 2014	$402,405

(a)	Includes liability for incurred but unpaid medical claims at date of acquisition of commercial health insurer.

During the first nine months of 2013, we spent approximately $1 million in connection with the acquisition of real property located in Pennsylvania.

Divestitures:

During the first nine months of 2014, we received approximately $15 million of cash proceeds for the divestiture of a non-operating investment sold during the first quarter of 2014 and the real property of a closed behavioral health facility sold during the second quarter of 2014. In connection with these transactions, our consolidated results of operations included a pre-tax loss of $2 million recorded during the three-month period ended September 30, 2014, and a net pre-tax gain of $8 million recorded during the nine-month period ended September 30, 2014.

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

(9) Dividends

In July, 2014, our Board of Directors authorized a $.05 per share increase to our quarterly cash dividend to $.10 per share. We declared and paid dividends of $9.9 million, or $.10 per share, during the third quarter of 2014 and $4.9 million, or $.05 per share, during the third quarter of 2013. We declared and paid dividends of $19.8 million, or $.20 per share, during the first nine months of 2014 and $14.7 million, or $.15 per share, during the first nine months of 2013.

(10) Income Taxes

As of January 1, 2014, our unrecognized tax benefits were approximately $3 million. The amount, if recognized, that would affect the effective tax rate is approximately $2 million. During the quarter ended September 30, 2014, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of September 30, 2014, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2011 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of uncertain tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Net revenues before provision for doubtful accounts	$0	$1,530,301	$652,376	$(7,123)	$2,175,554
Less: Provision for doubtful accounts	0	109,858	47,938	0	157,796

Net revenues	0	1,420,443	604,438	(7,123)	2,017,758

Operating charges:
Salaries, wages and benefits	0	680,877	272,706	0	953,583
Other operating expenses	0	366,675	152,813	(6,694)	512,794
Supplies expense	0	134,966	87,742	0	222,708
Depreciation and amortization	0	67,204	26,252	0	93,456
Lease and rental expense	0	15,034	9,255	(429)	23,860
Electronic health records incentive income	0	(531)	(894)	0	(1,425)
Costs related to extinguishment of debt	36,171	0	0	0	36,171

	36,171	1,264,225	547,874	(7,123)	1,841,147

Income from operations	(36,171)	156,218	56,564	0	176,611
Interest expense	30,503	1,277	353	0	32,133
Interest (income) expense, affiliate	0	22,113	(22,113)	0	0
Equity in net income of consolidated affiliates	(123,951)	(32,595)	0	156,546	0

Income before income taxes	57,277	165,423	78,324	(156,546)	144,478
Provision for income taxes	(25,520)	54,139	19,821	0	48,440

Net income	82,797	111,284	58,503	(156,546)	96,038
Less: Income attributable to noncontrolling interests	0	0	13,241	0	13,241

Net income attributable to UHS	$82,797	$111,284	$45,262	$(156,546)	$82,797

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Net revenues before provision for doubtful accounts	$0	$4,514,444	$2,007,037	$(21,801)	$6,499,680
Less: Provision for doubtful accounts	0	367,375	174,560	0	541,935

Net revenues	0	4,147,069	1,832,477	(21,801)	5,957,745

Operating charges:
Salaries, wages and benefits	0	2,038,171	812,697	0	2,850,868
Other operating expenses	0	890,720	453,265	(20,711)	1,323,274
Supplies expense	0	403,195	259,085	0	662,280
Depreciation and amortization	0	199,540	77,966	0	277,506
Lease and rental expense	0	43,827	27,919	(1,090)	70,656
Electronic health records incentive income	0	(2,665)	(1,364)	0	(4,029)
Costs related to extinguishment of debt	36,171	0	0	0	36,171

	36,171	3,572,788	1,629,568	(21,801)	5,216,726

Income from operations	(36,171)	574,281	202,909	0	741,019
Interest expense	97,665	3,248	1,500	0	102,413
Interest (income) expense, affiliate	0	66,337	(66,337)	0	0
Equity in net income of consolidated affiliates	(455,156)	(125,458)	0	580,614	0

Income before income taxes	321,320	630,154	267,746	(580,614)	638,606
Provision for income taxes	(51,226)	217,340	57,988	0	224,102

Net income	372,546	412,814	209,758	(580,614)	414,504
Less: Income attributable to noncontrolling interests	0	0	41,958	0	41,958

Net income attributable to UHS	$372,546	$412,814	$167,800	$(580,614)	$372,546

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Net revenues before provision for doubtful accounts	$0	$1,451,793	$690,311	$(7,364)	$2,134,740
Less: Provision for doubtful accounts	0	188,151	130,220	0	318,371

Net revenues	0	1,263,642	560,091	(7,364)	1,816,369

Operating charges:
Salaries, wages and benefits	0	646,595	256,617	0	903,212
Other operating expenses	0	255,295	145,222	(6,968)	393,549
Supplies expense	0	128,284	78,711	0	206,995
Depreciation and amortization	0	60,615	26,356	0	86,971
Lease and rental expense	0	15,518	8,782	(396)	23,904
Electronic health records incentive income	0	(16,089)	(7,059)	0	(23,148)

	0	1,090,218	508,629	(7,364)	1,591,483

Income from operations	0	173,424	51,462	0	224,886
Interest expense	30,853	840	621	0	32,314
Interest (income) expense, affiliate	0	24,391	(24,391)	0	0
Equity in net income of consolidated affiliates	(133,630)	(28,048)	0	161,678	0

Income before income taxes	102,777	176,241	75,232	(161,678)	192,572
Provision for income taxes	(11,810)	62,429	18,854	0	69,473

Net income	114,587	113,812	56,378	(161,678)	123,099
Less: Income attributable to noncontrolling interests	0	0	8,512	0	8,512

Net income attributable to UHS	$114,587	$113,812	$47,866	$(161,678)	$114,587

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Net revenues before provision for doubtful accounts	$0	$4,289,656	$2,026,466	$(21,372)	$6,294,750
Less: Provision for doubtful accounts	0	488,213	323,561	0	811,774

Net revenues	0	3,801,443	1,702,905	(21,372)	5,482,976

Operating charges:
Salaries, wages and benefits	0	1,931,610	771,232	0	2,702,842
Other operating expenses	0	693,102	427,488	(20,472)	1,100,118
Supplies expense	0	380,888	233,093	0	613,981
Depreciation and amortization	0	173,991	74,474	0	248,465
Lease and rental expense	0	46,729	26,822	(900)	72,651
Electronic health records incentive income	0	(19,657)	(8,286)	0	(27,943)

	0	3,206,663	1,524,823	(21,372)	4,710,114

Income from operations	0	594,780	178,082	0	772,862
Interest expense	105,571	2,540	2,377	0	110,488
Interest (income) expense, affiliate	0	73,173	(73,173)	0	0
Equity in net income of consolidated affiliates	(451,375)	(98,326)	0	549,701	0

Income before income taxes	345,804	617,393	248,878	(549,701)	662,374
Provision for income taxes	(40,408)	221,322	60,623	0	241,537

Net income	386,212	396,071	188,255	(549,701)	420,837
Less: Income attributable to noncontrolling interests	0	0	34,625	0	34,625

Net income attributable to UHS	$386,212	$396,071	$153,630	$(549,701)	$386,212

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Net income	$82,797	$111,284	$58,503	$(156,546)	$96,038
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	4,712	0	0	0	4,712
Amortization of terminated hedge	(84)	0	0	0	(84)
Currency translation adjustment	(2,506)	0	0	0	(2,506)

Other comprehensive income before tax	2,122	0	0	0	2,122
Income tax expense related to items of other comprehensive income	1,620	0	0	0	1,620

Total other comprehensive income, net of tax	502	0	0	0	502

Comprehensive income	83,299	111,284	58,503	(156,546)	96,540
Less: Comprehensive income attributable to noncontrolling interests	0	0	13,241	0	13,241

Comprehensive income attributable to UHS	$83,299	$111,284	$45,262	$(156,546)	$83,299

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Net income	$372,546	$412,814	$209,758	$(580,614)	$414,504
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	12,922	0	0	0	12,922
Amortization of terminated hedge	(252)	0	0	0	(252)
Currency translation adjustment	(2,506)	0	0	0	(2,506)

Other comprehensive income before tax	10,164	0	0	0	10,164
Income tax expense related to items of other comprehensive income	4,685	0	0	0	4,685

Total other comprehensive income, net of tax	5,479	0	0	0	5,479

Comprehensive income	378,025	412,814	209,758	(580,614)	419,983
Less: Comprehensive income attributable to noncontrolling interests	0	0	41,958	0	41,958

Comprehensive income attributable to UHS	$378,025	$412,814	$167,800	$(580,614)	$378,025

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2014

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Assets
Current assets:
Cash and cash equivalents	$0	$29,203	$10,508	$0	$39,711
Accounts receivable, net	0	885,715	353,763	0	1,239,478
Supplies	0	65,120	39,270	0	104,390
Deferred income taxes	51,505	43,699	0	0	95,204
Other current assets	0	129,965	13,346	0	143,311

Total current assets	51,505	1,153,702	416,887	0	1,622,094

Investments in subsidiaries	6,833,655	1,602,369	0	(8,436,024)	0
Intercompany receivable	312,807	0	512,904	(825,711)	0
Intercompany note receivable	0	0	1,104,881	(1,104,881)	0

Property and equipment	0	4,415,264	1,689,826	0	6,105,090
Less: accumulated depreciation	0	(1,629,256)	(826,860)	0	(2,456,116)

	0	2,786,008	862,966	0	3,648,974

Other assets:
Goodwill	0	2,796,307	500,051	0	3,296,358
Deferred charges	33,981	5,434	2,495	0	41,910
Other	6,891	285,684	59,681	0	352,256

	$7,238,839	$8,629,504	$3,459,865	$(10,366,616)	$8,961,592

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$79,374	$1,256	$847	$0	$81,477
Accounts payable and accrued liabilities	27,145	970,673	86,169	0	1,083,987
Federal and state taxes	0	0	0	0	0

Total current liabilities	106,519	971,929	87,016	0	1,165,464

Intercompany payable	0	825,711	0	(825,711)	0
Other noncurrent liabilities	2,187	200,806	77,804	0	280,797
Long-term debt	3,328,369	20,474	24,498	0	3,373,341
Intercompany note payable	0	1,104,881	0	(1,104,881)	0
Deferred income taxes	198,560	54,631	0	0	253,191

Redeemable noncontrolling interests	0	0	231,473	0	231,473

UHS common stockholders’ equity	3,603,204	5,451,072	2,984,952	(8,436,024)	3,603,204
Noncontrolling interest	0	0	54,122	0	54,122

Total equity	3,603,204	5,451,072	3,039,074	(8,436,024)	3,657,326

	$7,238,839	$8,629,504	$3,459,865	$(10,366,616)	$8,961,592

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Net cash provided by operating activities	$8,445	431,986	249,123	$0	$689,554

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(205,455)	(103,906)	0	(309,361)
Proceeds received from sale of assets and businesses	0	11,450	3,728	0	15,178
Cash paid/reserved related to acquisition of property and businesses	0	(394,854)	(7,551)	0	(402,405)
Costs incurred for purchase and implementation of electronic health records application	0	(11,204)	0	0	(11,204)

Net cash used in investing activities	0	(600,063)	(107,729)	0	(707,792)

Cash Flows from Financing Activities:
Reduction of long-term debt	(830,680)	(609)	(11,254)	0	(842,543)
Additional borrowings	969,800	0	0	0	969,800
Financing costs	(13,413)	0	0	0	(13,413)
Repurchase of common shares	(63,292)	0	0	0	(63,292)
Dividends paid	(19,794)	0	0	0	(19,794)
Issuance of common stock	4,907	0	0	0	4,907

Excess income tax benefits related to stock-based compensation	30,242	0	0	0	30,242
Profit distributions to noncontrolling interests	0	0	(25,074)	0	(25,074)
Changes in intercompany balances with affiliates, net	(86,215)	190,021	(103,806)	0	0

Net cash (used in) provided by financing activities	(8,445)	189,412	(140,134)	0	40,833

Effect of exchange rate changes on cash and cash equivalents	0	(122)	0	0	(122)
Increase in cash and cash equivalents	0	21,213	1,260	0	22,473
Cash and cash equivalents, beginning of period	0	7,990	9,248	0	17,238

Cash and cash equivalents, end of period	$0	$29,203	$10,508	$0	$39,711

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Net cash (used in) provided by operating activities	$(6,371)	$341,031	241,263	$0	$575,923

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(202,758)	(76,993)	0	(279,751)
Proceeds received from sale of assets and businesses	0	7,552	29,566	0	37,118
Cash paid/reserved related to acquisition of property and businesses	0	(1,320)	0	0	(1,320)
Costs incurred for purchase and implementation of electronic health records application	0	(42,353)	0	0	(42,353)

Net cash used in investing activities	0	(238,879)	(47,427)	0	(286,306)

Cash Flows from Financing Activities:
Reduction of long-term debt	(226,761)	(807)	(6,663)	0	(234,231)
Additional borrowings	1,500	0	0	0	1,500
Repurchase of common shares	(22,186)	0	0	0	(22,186)
Dividends paid	(14,706)	0	0	0	(14,706)
Issuance of common stock	4,096	0	0	0	4,096
Excess income tax benefits related to stock-based compensation	15,809	0	0	0	15,809
Profit distributions to noncontrolling interests	0	0	(51,248)	0	(51,248)
Changes in intercompany balances with affiliates, net	248,619	(108,930)	(139,689)	0	0

Net provided by (cash used) in financing activities	6,371	(109,737)	(197,600)	0	(300,966)

Decrease in cash and cash equivalents	0	(7,585)	(3,764)	0	(11,349)
Cash and cash equivalents, beginning of period	0	11,949	11,522	0	23,471

Cash and cash equivalents, end of period	$0	$4,364	$7,758	$0	$12,122

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

In August 2014, FASB issued ASU No. 2014-15, “Preparation of Financial Statements—Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (ASU 2014-15). Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, “Presentation of Financial Statements—Liquidation Basis of Accounting”. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the new criteria in ASU 2014-15 should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We will evaluate the going concern considerations in this ASU.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of September 30, 2014, we owned and/or operated 24 acute care hospitals and 215 behavioral health centers located in 37 states, Washington, D.C., the United Kingdom, Puerto Rico and the U.S. Virgin Islands. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 5 surgical hospitals and surgery and radiation oncology centers located in 4 states.

In late September, 2014, we acquired the stock of Cygnet Health Care Limited. Through this acquisition, we have added a total of 18 facilities located throughout the United Kingdom including 16 inpatient behavioral health hospitals and 2 nursing homes with a total of 734 beds.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 52% and 50% of our consolidated net revenues during the three-month periods ended September 30, 2014 and 2013, respectively, and 51% and 49% during the nine-month periods ended September 30, 2014 and 2013, respectively. Net revenues from our behavioral health care facilities accounted for 48% and 50% of our consolidated net revenues during the three-month periods ended September 30, 2014 and 2013, respectively, and 49% and 50% of our consolidated net revenues during the nine-month periods ended September 30, 2014 and 2013, respectively.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•	our ability to comply with the existing laws and government regulations, and/or changes in laws and government regulations;

•	an increasing number of legislative initiatives have recently been passed into law that may result in major changes in the health care delivery system on a national or state level. No assurances can be given that the implementation of these new laws will not have a material adverse effect on our business, financial condition or results of operations;

•	possible unfavorable changes in the levels and terms of reimbursement for our charges by third party payors or government programs, including Medicare or Medicaid;

•	an increase in the number of uninsured and self-pay patients treated at our acute care facilities that unfavorably impacts our ability to satisfactorily and timely collect our self-pay patient accounts;

•	our ability to enter into managed care provider agreements on acceptable terms and the ability of our competitors to do the same, including contracts with United/Sierra Healthcare in Las Vegas, Nevada;

•	the outcome of known and unknown litigation, government investigations, false claim act allegations, and liabilities and other claims asserted against us and other matters as disclosed in Item 1. Legal Proceedings;

•	the potential unfavorable impact on our business of deterioration in national, regional and local economic and business conditions, including a worsening of unfavorable credit market conditions;

•	competition from other healthcare providers (including physician owned facilities) in certain markets, including McAllen/Edinburg, Texas, the site of one of our largest acute care facilities and Riverside County, California;

•	technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare;

•	our ability to attract and retain qualified personnel, nurses, physicians and other healthcare professionals and the impact on our labor expenses resulting from a shortage of nurses and other healthcare professionals;

•	demographic changes;

•	our ability to successfully integrate and improve our recent acquisitions and the availability of suitable acquisitions and divestiture opportunities;

•	as discussed below in Sources of Revenue, we receive revenues from various state and county based programs, including Medicaid in all the states in which we operate, (we receive Medicaid revenues in excess of $90 million annually from each of Texas, Pennsylvania, Washington, D.C., Illinois, Virginia, Nevada and California); CMS-approved Medicaid supplemental programs in certain states including Oklahoma, Illinois, Ohio and Arkansas, and; state Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations;

•	our ability to continue to obtain capital on acceptable terms, including borrowed funds, to fund the future growth of our business;

•	some of our acute care facilities continue to experience decreasing inpatient admission trends;

•	our financial statements reflect large amounts due from various commercial and private payors and there can be no assurance that failure of the payors to remit amounts due to us will not have a material adverse effect on our future results of operations;

•	in March, 2010, the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act were enacted into law and created significant changes to health insurance coverage for U.S. citizens as well as material revisions to the federal Medicare and state Medicaid programs. The two combined primary goals of these acts are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses. Medicare, Medicaid and other health care industry changes are scheduled to be implemented at various times during this decade. We cannot predict the effect, if any, these enactments will have on our future results of operations;

•	the Department of Health and Human Services (“HHS”) published final regulations in July, 2010 implementing the health information technology (“HIT”) provisions of the American Recovery and Reinvestment Act (referred to as the “HITECH Act”). The final regulation defines the “meaningful use” of Electronic Health Records (“EHR”) and establishes the requirements for the Medicare and Medicaid EHR payment incentive programs. The implementation period for these new Medicare and Medicaid incentive payments started in federal fiscal year 2011 and can end as late as 2016 for Medicare and 2021 for the state Medicaid programs. Hospitals that do not qualify as a meaningful user of EHR by 2015 are subject to a reduced market basket update to the inpatient prospective payment system standardized amount in 2015 and each subsequent fiscal year. Certain of our acute care hospitals implemented EHR applications in 2011 and 2012 and we continued the implementation at each of our acute care hospitals, on a facility-by-facility basis, until completion which occurred in June, 2013. Our acute care hospitals are eligible for Medicare and Medicaid EHR incentive payments upon implementation of the EHR application, once they have demonstrated meaningful use of certified EHR technology for the applicable stage or have completed attestations to their adoption or implementation of certified EHR technology. We believe that all of our acute care hospitals have met the stage 1, year one “meaningful use” criteria. Although we believe that our acute care hospitals will be in compliance with the EHR standards by 2015, there can be no assurance that all of our facilities will be in compliance and therefore not subject to the penalty provision of the HITECH Act. Should we (our acute care hospitals) qualify for incentive payments, there may be timing differences in the recognition of the incentive income and expenses recorded in connection with the implementation of the EHR applications which may cause material period-to-period changes in our future results of operations;

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

•	our accounts receivable as of September 30, 2014 and December 31, 2013 include amounts due from Illinois of approximately $33 million and $49 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $10 million as of September 30, 2014 and $28 million as of December 31, 2013, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. In addition, our accounts receivable as of September 30, 2014 and December 31, 2013 includes approximately $107 million and $72 million due from Texas in connection with Medicaid supplemental payment programs. The $107 million due from Texas as of September 30, 2014 consists of $62 million related to uncompensated care program revenues and $45 million related to disproportionate share hospital program revenues. Although the accounts receivable due from Illinois and Texas could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois and/or Texas. In September, 2014 CMS deferred the federal matching funds on Texas Medicaid uncompensated care payments made to providers in certain counties in Texas. Although we do not believe our hospitals located in Texas are impacted by this deferral since they are not located in the impacted geographical areas, we can provide no assurance that our hospitals will not be impacted by future deferrals if CMS expands the deferrals to other counties in Texas. Failure to ultimately collect all outstanding amounts due from these states would have an adverse impact on our future consolidated results of operations and cash flows;

•	the ability to obtain adequate levels of general and professional liability insurance on current terms;

•	changes in our business strategies or development plans;

•	fluctuations in the value of our common stock, and;

•	other factors referenced herein or in our other filings with the Securities and Exchange Commission.

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

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 37% and 39% of our net patient revenues during the three-month periods ended September 30, 2014 and 2013, respectively, and 37% and 39% of our net patient revenues during the nine-month periods ended September 30, 2014 and 2013, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs, accounted for 53% and 49% of our net patient revenues during the three-month periods ended September 30, 2014 and 2013, respectively, and 51% and 49% of our net patient revenues during the nine-month periods ended September 30, 2014 and 2013, respectively.

Provision for Doubtful Accounts: On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. Our accounts receivable are recorded net of allowance for doubtful accounts of $217 million at September 30, 2014 and $395 million at December 31, 2013.

Our accounts receivable as of September 30, 2014 and December 31, 2013 include amounts due from Illinois of approximately $33 million and $49 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $10 million as of September 30, 2014 and $28 million as of December 31, 2013, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. In addition, our accounts receivable as of September 30, 2014 and December 31, 2013 includes approximately $107 million and $72 million due from Texas in connection with Medicaid supplemental payment programs. The $107 million due from Texas as of September 30, 2014 consists of $62 million related to uncompensated care program revenues and $45 million related to disproportionate share hospital program revenues. Although the accounts receivable due from Illinois and Texas could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois and/or Texas. In September, 2014 CMS deferred the federal matching funds on Texas Medicaid uncompensated care payments made to providers in certain counties in Texas. Although we do not believe our hospitals located in Texas are impacted by this deferral since they are not located in the impacted geographical areas, we can provide no assurance that our hospitals will not be impacted by future deferrals if CMS expands the deferrals to other counties in Texas. Failure to ultimately collect all outstanding amounts due from these states would have an adverse impact on our future consolidated results of operations and cash flows.

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

At September 30, 2014 and December 31, 2013, the total accrual for our professional and general liability claims was $209 million and $206 million, respectively, of which $44 million is included in current liabilities as of each date.

Recent Accounting Standards: For a summary of accounting standards, please see Note 12 to the Consolidated Financial Statements, as included herein.

Results of Operations

Three-month periods ended September 30, 2014 and 2013:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended September 30, 2014 and 2013 (dollar amounts in thousands):

	Three months ended September 30, 2014		Three months ended September 30, 2013
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$2,175,554		$2,134,740
Less: Provision for doubtful accounts	157,796		318,371

Net revenues	2,017,758	100.0%	1,816,369	100.0%

Operating charges:
Salaries, wages and benefits	953,583	47.3%	903,212	49.7%
Other operating expenses	512,794	25.4%	393,549	21.7%
Supplies expense	222,708	11.0%	206,995	11.4%
Depreciation and amortization	93,456	4.6%	86,971	4.8%
Lease and rental expense	23,860	1.2%	23,904	1.3%
EHR incentive income	(1,425)	–0.1%	(23,148)	–1.3%
Costs related to extinguishment of debt	36,171	1.8%	0	0.0%

Subtotal-operating expenses	1,841,147	91.2%	1,591,483	87.6%

Income from operations	176,611	8.8%	224,886	12.4%
Interest expense, net	32,133	1.6%	32,314	1.8%

Income before income taxes	144,478	7.2%	192,572	10.6%
Provision for income taxes	48,440	2.4%	69,473	3.8%

Net income	96,038	4.8%	123,099	6.8%
Less: Income attributable to noncontrolling interests	13,241	0.7%	8,512	0.5%

Net income attributable to UHS	$82,797	4.1%	$114,587	6.3%

Net revenues increased 11%, or $201 million, to $2.02 billion during the three-month period ended September 30, 2014 as compared to $1.82 billion during the comparable quarter of the prior year. The net increase was primarily attributable to a $127 million or 7% increase in net revenues generated at our acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”).

Income before income taxes (before deduction for income attributable to noncontrolling interests) decreased $48 million to $144 million during the three-month period ended September 30, 2014 as compared to $193 million during the comparable quarter of the prior year. The net decrease in our income before income taxes during the third quarter of 2014, as compared to the comparable prior year quarter, was due to the increased operating results experienced during the third quarter of 2014, as outlined below, offset by the unfavorable change resulting from: (i) a pre-tax charge of $44 million incurred during the third quarter of 2014 in connection with the settlement of Garden City Employees’ Retirement System v. Psychiatric Solutions, Inc., Joey A. Jacobs, Brent Turner and Jack E. Polson (“Garden City”), as discussed in Item 1-Legal Proceedings, and in c. below, and; (ii) an aggregate pre-tax charge of $36 million recorded during the third quarter of 2014 in connection with the costs related to extinguishment of debt, as discussed in d. below.

The net $48 million decrease in our income before income taxes during the third quarter of 2014, as compared to the comparable quarter of 2013, consisted of:

a.	an increase of $48 million at our acute care facilities as discussed below in Acute Care Hospital Services, excluding the EHR impact, as mentioned in e. below;

b.	an increase of $17 million at our behavioral health care facilities, as discussed below in Behavioral Health Services;

c.	a decrease of $44 million resulting from a charge incurred during the third quarter of 2014 in connection with the settlement of the Garden City matter. This matter was a shareholder class action lawsuit filed in 2009 against PSI and certain of its former officers alleging their violations of federal securities laws and we assumed the defense and liability of this matter as a result of our acquisition of PSI in 2010. The charge incurred during the third quarter of 2014 is net of approximately $16 million of commercial insurance recoveries that we were entitled to and a previously recorded estimated reserve;

d.	a decrease of $36 million recorded during the third quarter of 2014 in connection with the costs related to extinguishment of debt resulting primarily from the early redemption of our previously outstanding $250 million, 7.00% senior unsecured notes that were scheduled to mature in 2018 and the repayment of $550 million of borrowings pursuant to the terms of our previously outstanding Term Loan B facility which was scheduled to mature in 2016;

e.	a decrease of $16 million related to the change in incentive income, net of expenses, recorded during each of the three-month periods ended September 30, 2014 and 2013 in connection with the implementation of EHR applications at our acute care hospitals, and;

f.	$17 million of other combined net decreases.

Net income attributable to UHS decreased $32 million during the three-month period ended September 30, 2014 as compared to the comparable quarter of 2013, as follows:

•	a decrease of $48 million in income before income taxes, as discussed above;

•	a decrease of $5 million due to an increase in income attributable to noncontrolling interests, and;

•	an increase of $21 million resulting primarily from a decrease in the provision for income taxes resulting primarily from the income tax benefit recorded on the $53 million decrease in pre-tax income ($48 million decrease in income before income taxes plus the $5 million increase in the income attributable to noncontrolling interests).

Nine-month periods ended September 30, 2014 and 2013:

The following table summarizes our results of operations and is used in the discussion below for the nine-month periods ended September 30, 2014 and 2013 (dollar amounts in thousands):

	Nine months ended September 30, 2014		Nine months ended September 30, 2013
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$6,499,680		$6,294,750
Less: Provision for doubtful accounts	541,935		811,774

Net revenues	5,957,745	100.0%	5,482,976	100.0%

Operating charges:
Salaries, wages and benefits	2,850,868	47.9%	2,702,842	49.3%
Other operating expenses	1,323,274	22.2%	1,100,118	20.1%
Supplies expense	662,280	11.1%	613,981	11.2%
Depreciation and amortization	277,506	4.7%	248,465	4.5%
Lease and rental expense	70,656	1.2%	72,651	1.3%
EHR incentive income	(4,029)	–0.1%	(27,943)	–0.5%
Costs related to extinguishment of debt	36,171	0.6%	0	0.0%

Subtotal-operating expenses	5,216,726	87.6%	4,710,114	85.9%

Income from operations	741,019	12.4%	772,862	14.1%
Interest expense, net	102,413	1.7%	110,488	2.0%

Income before income taxes	638,606	10.7%	662,374	12.1%
Provision for income taxes	224,102	3.8%	241,537	4.4%

Net income	414,504	7.0%	420,837	7.7%
Less: Income attributable to noncontrolling interests	41,958	0.7%	34,625	0.6%

Net income attributable to UHS	$372,546	6.3%	$386,212	7.0%

Net revenues increased 9%, or $475 million, to $5.96 billion during the nine-month period ended September 30, 2014 as compared to $5.48 billion during the comparable period of the prior year. The net increase was primarily attributable to a $369 million or 7% increase in net revenues generated at our acute care hospitals and behavioral health care facilities owned during both periods.

Income before income taxes (before deduction for income attributable to noncontrolling interests) decreased $24 million to $639 million during the nine-month period ended September 30, 2014 as compared to $662 million during the comparable period of the prior year. The net increase in our income before income taxes during the first nine months of 2014, as compared to the comparable prior year period, was due to:

a.	an increase of $137 million at our acute care facilities as discussed below in Acute Care Hospital Services, excluding the EHR impact, as mentioned in f. below, and excluding the reduction to our prior year professional and general liability self-insurance reserves recorded during the nine-month period ended September 30, 2013, as mentioned in c. below;

b.	an increase of $34 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, excluding the reduction to our prior year professional and general liability self-insurance reserves recorded during the nine-month period ended September 30, 2013, as mentioned in c. below;

c.	a decrease of $65 million resulting from a reduction recorded during the first nine months of 2013 to our professional and general liability self-insurance reserves relating to years prior to 2013, based upon a reserve analysis ($51 million is applicable to our acute care hospitals and $14 million is applicable to our behavioral health care facilities);

d.	a decrease of $49 million resulting from a charge incurred in connection with the settlement of the Garden City matter, as discussed above. The charge incurred during the nine-month period ended September 30, 2014 is net of approximately $16 million of commercial insurance recoveries;

e.	a decrease of $36 million recorded during the third quarter of 2014 in connection with the above-mentioned costs related to extinguishment of debt;

f.	a decrease of $22 million related to the change in incentive income, net of expenses, recorded during each of the nine-month periods ended September 30, 2014 and 2013 in connection with the implementation of EHR applications at our acute care hospitals;

g.	an increase of $8 million due to the net pre-tax gain realized during the first nine months of 2014 resulting from the divestiture of a non-operating investment (sold during the first quarter of 2014) and the sale of the real property of a closed behavioral health facility (sold during the second quarter of 2014), and;

h.	$31 million of other combined net decreases.

Net income attributable to UHS decreased $14 million to $373 million during the nine-month period ended September 30, 2014 as compared to $386 million during the comparable period of 2013. The increase during the first nine months of 2014, as compared to the first nine months of 2013, consisted of:

•	an decrease of $24 million in income before income taxes, as discussed above;

•	a decrease of $7 million due to an increase in income attributable to noncontrolling interests, and;

•	an increase of $17 million resulting primarily from decreases in the provision for income taxes due to: (i) the reduction in the income tax provision resulting from the $31 million decrease in pre-tax income ($24 million decrease in income before income taxes plus the $7 million increase in the income attributable to noncontrolling interests); (ii) the income tax provision recorded during the first nine months of 2013 on the sale of Peak Behavioral Health Services (the tax basis gain realized on the sale in 2013 exceeded the gain recorded pursuant to generally accepted accounting principles), and; (iii) a decrease to our blended effective state income tax rate.

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

The following table summarizes the results of operations for our acute care facilities, on a same facility and all acute care basis, and is used in the discussion below for the three and nine-month periods ended September 30, 2014 and 2013 (dollar amounts in thousands):

	Three months ended September 30, 2014		Three months ended September 30, 2013		Nine months ended September 30, 2014		Nine months ended September 30, 2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,098,228		$1,190,403		$3,373,421		$3,419,420
Less: Provision for doubtful accounts	128,065		290,875		453,512		724,971

Net revenues	970,163	100.0%	899,528	100.0%	2,919,909	100.0%	2,694,449	100.0%

Operating charges:
Salaries, wages and benefits	420,526	43.3%	405,395	45.1%	1,252,044	42.9%	1,207,837	44.8%
Other operating expenses	199,158	20.5%	202,953	22.6%	593,250	20.3%	600,805	22.3%
Supplies expense	172,502	17.8%	161,858	18.0%	516,661	17.7%	479,415	17.8%
Depreciation and amortization	50,730	5.2%	48,595	5.4%	148,332	5.1%	143,294	5.3%
Lease and rental expense	12,929	1.3%	13,867	1.5%	38,445	1.3%	42,496	1.6%

Subtotal-operating expenses	855,845	88.2%	832,668	92.6%	2,548,732	87.3%	2,473,847	91.8%

Income from operations	114,318	11.8%	66,860	7.4%	371,177	12.7%	220,602	8.2%
Interest expense, net	1,104	0.1%	1,121	0.1%	3,260	0.1%	3,382	0.1%

Income before income taxes	113,214	11.7%	65,739	7.3%	367,917	12.6%	217,220	8.1%

Three-month periods ended September 30, 2014 and 2013:

During the three-month period ended September 30, 2014, as compared to the comparable prior year quarter, net revenues at our acute care hospitals, on a same facility basis, increased $71 million or 7.9%. Income before income taxes (and before income attributable to noncontrolling interests) increased $47 million or 72% to $113 million or 11.7% of net revenues during the third quarter of 2014 as compared to $66 million or 7.3% of net revenues during the comparable prior year quarter.

During the three-month period ended September 30, 2014, as compared to the comparable prior year quarter, inpatient admissions to our acute care facilities increased 0.8% and adjusted admissions (adjusted for outpatient activity) increased 4.1%. Patient days at these facilities increased 3.4% during the third quarter of 2014 and adjusted patient days increased 6.7% during the three-month period ended September 30, 2014 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.6 days and 4.5 days during the three-month periods ended September 30, 2014 and 2013, respectively. The occupancy rate, based on the average available beds at these facilities, was 56% and 55% during the three-month periods ended September 30, 2014 and 2013, respectively. During the three-month period ended September 30, 2014, net revenue per adjusted admission increased 3.6% and net revenue per adjusted patient day increased 1.0%, as compared to the comparable quarter of the prior year.

Nine-month periods ended September 30, 2014 and 2013:

During the nine-month period ended September 30, 2014, as compared to the comparable prior year period, net revenues at our acute care hospitals, on a same facility basis, increased $225 million or 8.4%. Income before income taxes (and before income attributable to noncontrolling interests) increased $151 million or 69% to $368 million or 12.6% of net revenues during the first nine months of 2014 as compared to $217 million or 8.1% of net revenues during the comparable prior year period.

The increased income before income taxes experienced at our acute care facilities during the three and nine-month periods ended September 30, 2014, as compared to the comparable prior year periods, was due in part to improving general economic conditions as well as a decrease in the number of uninsured patients treated at our hospitals due to the favorable impact of the Affordable Care Act which includes the expansion of Medicaid in certain states in which we operate and the enrollment of patients in newly created commercial exchanges.

During the nine-month period ended September 30, 2014, as compared to the comparable prior year period, inpatient admissions to our acute care facilities decreased 0.4% and adjusted admissions (adjusted for outpatient activity) increased 2.3%. Patient days at these facilities increased 3.6% during the first nine months of 2014 and adjusted patient days increased 6.4% during the nine-month period ended September 30, 2014 as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 4.7 days and 4.5 days during the nine-month periods ended September 30, 2014 and 2013, respectively. The occupancy rate, based on the average available beds at these facilities, was 59% and 57% during the nine-month periods ended September 30, 2014 and 2013, respectively. During the nine-month period ended September 30, 2014, net revenue per adjusted admission increased 5.9% and net revenue per adjusted patient day increased 1.9%, as compared to the comparable period of the prior year.

Charity care, uninsured discounts and provision for doubtful accounts:

Historically, a significant portion of the patients treated throughout our portfolio of acute care hospitals are uninsured patients which, in part, has resulted from patients who are employed but do not have health insurance or who have policies with relatively high deductibles. Patients treated at our hospitals for non-elective services, who have gross income less than 400% of the federal poverty guidelines, are deemed eligible for charity care. The federal poverty guidelines are established by the federal government and are based on income and family size. Because we do not pursue collection of amounts that qualify as charity care, they are not reported in our net revenues or in our accounts receivable, net.

Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts the reported amounts in future periods for the provision for doubtful accounts and other accounts such as Medicaid pending. Although the patient’s ultimate eligibility determination may result in amounts being reclassified among these accounts from period to period, these reclassifications do not have a material impact on our net revenues, net income attributable to UHS or net accounts receivable since our facilities make estimates at each financial reporting period to reserve for amounts that are deemed to be uncollectible.

We also provide discounts to uninsured patients (included in “uninsured discounts” amounts below) who do not qualify for Medicaid or charity care. Because we do not pursue collection of amounts classified as uninsured discounts, they are not reported in our net revenues or in our net accounts receivable. In implementing the discount policy, we first attempt to qualify uninsured patients for governmental programs, charity care or any other discount program. If an uninsured patient does not qualify for these programs, the uninsured discount is applied. Effective January 1, 2014, in response to market conditions and other considerations, we modified our uninsured discount policy and increased the discount to 60% of gross charges from 30% previously. The increase in the uninsured discount in 2014 had no material impact on our net revenues, net income attributable to UHS or net accounts receivable, as compared to prior year periods. However, since we expect to collect only a small portion of amounts due from our uninsured patients, this change resulted in an increase in uninsured discounts and a decrease in the provision for doubtful accounts.

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three and nine-month periods ended September 30, 2014 and 2013:

Uncompensated care:

Amounts in millions	Three Months Ended				Nine Months Ended
	September 30, 2014%		September 30, 2013%		September 30, 2014%		September 30, 2013%
Charity care	$137	52%	$164	59%	$384	45%	$478	63%
Uninsured discounts	129	48%	112	41%	468	55%	286	37%

Total uncompensated care	$266	100%	$276	100%	$852	100%	$764	100%

The provision for doubtful accounts at our acute care hospitals decreased to approximately $129 million during the three-month period ended September 30, 2014 as compared to $291 million during the comparable quarter of 2013, and decreased to $460 million during the nine-month period ended September 30, 2014 as compared to $725 million during the comparable period of 2013. The decrease in the provision for doubtful accounts during the three and nine-month periods ended September 30, 2014, as compared to the comparable prior year periods, was primarily due to the increase in the uninsured discount (effective January 1, 2014, as discussed above), and reclassifications among provision for doubtful accounts and other accounts such as Medicaid pending based upon our patients’ ultimate eligibility determination (as discussed above).

Estimated cost of providing uncompensated care:

The estimated costs of providing uncompensated care as reflected below were based on a calculation which multiplied the percentage of operating expenses for our acute care hospitals to gross charges for those hospitals by the above-mentioned total uncompensated care amounts. Amounts included in the provision for doubtful accounts, which as mentioned above decreased during the three and nine-month periods ended September 30, 2014, as compared to the comparable periods of 2013, are not included in the calculation of estimated costs of providing uncompensated care. The percentage of cost to gross charges is calculated based on the total operating expenses for our acute care facilities divided by gross patient service revenue for those facilities.

Estimated cost of providing uncompensated care

	Three Months Ended		Nine Months Ended
Amounts in millions	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Estimated cost of providing charity care	$22	$27	$57	$78
Estimated cost of providing uninsured discounts related care	20	19	69	47

Estimated cost of providing uncompensated care	$42	$46	$126	$125

All Acute Care Hospitals

The following table summarizes the results of operations for all our acute care operations during the three and nine-month periods ended September 30, 2014 and 2013 which includes our acute care results on a same facility basis, as well as the impact of other items, as mentioned below (dollar amounts in thousands):

	Three months ended September 30, 2014		Three months ended September 30, 2013		Nine months ended September 30, 2014		Nine months ended September 30, 2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,167,048		$1,190,408		$3,493,854		$3,427,884
Less: Provision for doubtful accounts	128,913		290,875		460,319		724,971

Net revenues	1,038,135	100.0%	899,533	100.0%	3,033,535	100.0%	2,702,913	100.0%

Operating charges:
Salaries, wages and benefits	432,953	41.7%	414,538	46.1%	1,283,082	42.3%	1,219,073	45.1%
Other operating expenses	252,483	24.3%	203,153	22.6%	670,575	22.1%	552,039	20.4%
Supplies expense	175,234	16.9%	162,164	18.0%	523,808	17.3%	479,785	17.8%
Depreciation and amortization	64,344	6.2%	59,527	6.6%	187,735	6.2%	166,724	6.2%
Lease and rental expense	13,056	1.3%	13,912	1.5%	38,724	1.3%	42,568	1.6%
EHR incentive income	(1,425)	–0.1%	(23,148)	–2.6%	(4,029)	–0.1%	(27,943)	–1.0%

Subtotal-operating expenses	936,645	90.2%	830,146	92.3%	2,699,895	89.0%	2,432,246	90.0%

Income from operations	101,490	9.8%	69,387	7.7%	333,640	11.0%	270,667	10.0%
Interest expense, net	1,102	0.1%	1,121	0.1%	3,258	0.1%	3,382	0.1%

Income before income taxes	100,388	9.7%	68,266	7.6%	330,382	10.9%	267,285	9.9%

Three-month periods ended September 30, 2014 and 2013:

Income before income taxes increased $32 million, or 47%, to $100 million, or 9.7% of net revenues during the third quarter of 2014 as compared to $68 million, or 7.6% of net revenues during the third quarter of 2013. The increase in income before income taxes at our acute care facilities during the third quarter of 2014, as compared to the third quarter of 2013, resulted from:

•	a $47 million increase at our acute care facilities on a same facility basis, as discussed above;

•	a decrease of $16 million related to the incentive income, net of incremental expenses, recorded during the third quarter of 2014, as compared to the comparable quarter in 2013, in connection with the implementation of EHR applications at our acute care hospitals ($8 million loss before income taxes incurred during the third quarter of 2014 as compared to $8 million income before income taxes recorded during the third quarter of 2013), and;

•	an increase of $1 million from other combined net changes.

Nine-month periods ended September 30, 2014 and 2013:

Income before income taxes increased $63 million, or 24%, to $330 million, or 10.9% of net revenues during the first nine months of 2014 as compared to $267 million, or 9.9% of net revenues during the comparable period of 2013

The $63 million increase in income before income taxes during the first nine months of 2014, as compared to the comparable period of 2013, resulted from:

•	a $151 million increase at our acute care facilities on a same facility basis, as discussed above;

•	a decrease of $51 million resulting from a reduction recorded during the first nine months of 2013 to our professional and general liability self-insurance reserves relating to years prior to 2013;

•	a decrease of $22 million related to the incentive income, net of incremental expenses, recorded during the first nine months of 2014, as compared to the comparable period in 2013, in connection with the implementation of EHR applications at our acute care hospitals ($24 million loss before income taxes incurred during the first nine months of 2014 as compared to a $2 million loss before income taxes incurred during the comparable period of 2013), and;

•	a decrease of $15 million from other combined net changes, including the net operating loss incurred from our commercial health insurance company that was acquired in June, 2014 and $8 million of supplemental Medicaid revenues relating to prior periods that were recording during the first nine months of 2013.

Behavioral Health Services

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussion below for the three and nine-month periods ended September 30, 2014 and 2013 (dollar amounts in thousands):

Same Facility—Behavioral Health

	Three months ended September 30, 2014		Three months ended September 30, 2013		Nine months ended September 30, 2014		Nine months ended September 30, 2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$988,789		$931,937		$2,961,281		$2,822,509
Less: Provision for doubtful accounts	28,391		27,439		81,512		86,706

Net revenues	960,398	100.0%	904,498	100.0%	2,879,769	100.0%	2,735,803	100.0%

Operating charges:
Salaries, wages and benefits	464,313	48.3%	443,911	49.1%	1,394,951	48.4%	1,339,833	49.0%
Other operating expenses	185,066	19.3%	169,938	18.8%	543,416	18.9%	494,593	18.1%
Supplies expense	45,620	4.8%	43,615	4.8%	133,923	4.7%	130,031	4.8%
Depreciation and amortization	26,547	2.8%	25,038	2.8%	81,951	2.8%	74,837	2.7%
Lease and rental expense	10,196	1.1%	9,566	1.1%	30,254	1.1%	28,517	1.0%

Subtotal-operating expenses	731,742	76.2%	692,068	76.5%	2,184,495	75.9%	2,067,811	75.6%

Income from operations	228,656	23.8%	212,430	23.5%	695,274	24.1%	667,992	24.4%
Interest expense, net	68	0.0%	340	0.0%	661	0.0%	1,534	0.1%

Income before income taxes	228,588	23.8%	212,090	23.4%	694,613	24.1%	666,458	24.4%

Three-month periods ended September 30, 2014 and 2013:

On a same facility basis during the third quarter of 2014, as compared to the third quarter of 2013, net revenues at our behavioral health care facilities increased 6.2% or $56 million to $960 million from $904 million. Income before income taxes increased $16 million or 8% to $229 million or 23.8% of net revenues during the three-month period ended September 30, 2014, as compared to $212 million or 23.4% of net revenues during the comparable prior year quarter.

On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities each increased 5.4% during the three-month period ended September 30, 2014 as compared to the comparable quarter of 2013. Patient days and adjusted patient days increased 2.2% and 2.1%, respectively, during the three-month period ended September 30, 2014 as compared to the comparable prior year quarter. During the three-month period ended September 30, 2014, net revenue per adjusted admission decreased 0.3% and net revenue per adjusted patient day increased 2.9%, as compared to the comparable quarter of the prior year. The average length of inpatient stay at these facilities was 12.6 days and 13.0 days during the three-month periods ended September 30, 2014 and 2013, respectively. The occupancy rate, based on the average available beds at these facilities, was 74% during each of the three-month periods ended September 30, 2014 and 2013.

Nine-month periods ended September 30, 2014 and 2013:

On a same facility basis during the first nine months of 2014, as compared to the comparable period of 2013, net revenues at our behavioral health care facilities increased 5.3% or $144 million to $2.88 billion from $2.74 billion. Income before income taxes increased $28 million or 4% to $695 million or 24.1% of net revenues during the nine-month period ended September 30, 2014, as compared to $666 million or 24.4% of net revenues during the comparable prior year period.

On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities increased 4.1% and 4.0%, respectively, during the nine-month period ended September 30, 2014 as compared to the comparable period of 2013. Patient days and adjusted patient days each increased 1.4% during the nine-month period ended September 30, 2014 as compared to the comparable prior year period. During the nine-month period ended September 30, 2014, net revenue per adjusted admission was relatively unchanged and net revenue per adjusted patient day increased 2.5%, as compared to the comparable period of the prior year. The average length of inpatient stay at these facilities was 12.7 days and 13.1 days during the nine-month periods ended September 30, 2014 and 2013, respectively. The occupancy rate, based on the average available beds at these facilities, was 76% and 75% during the nine-month periods ended September 30, 2014 and 2013, respectively.

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care facilities during the three and nine-month periods ended September 30, 2014 and 2013 which includes our behavioral health results on a same facility basis, as well as the impact of the facilities acquired or opened within the previous twelve months (dollar amounts in thousands):

	Three months ended September 30, 2014		Three months ended September 30, 2013		Nine months ended September 30, 2014		Nine months ended September 30, 2013
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,004,818		$935,354		$2,995,868		$2,833,559
Less: Provision for doubtful accounts	28,804		27,419		82,049		86,610

Net revenues	976,014	100.0%	907,935	100.0%	2,913,819	100.0%	2,746,949	100.0%

Operating charges:
Salaries, wages and benefits	473,895	48.6%	446,411	49.2%	1,415,962	48.6%	1,352,285	49.2%
Other operating expenses	188,416	19.3%	170,551	18.8%	551,504	18.9%	483,709	17.6%
Supplies expense	46,600	4.8%	43,886	4.8%	136,090	4.7%	131,154	4.8%
Depreciation and amortization	27,321	2.8%	25,553	2.8%	84,298	2.9%	76,256	2.8%
Lease and rental expense	10,560	1.1%	9,738	1.1%	31,134	1.1%	29,224	1.1%

Subtotal-operating expenses	746,792	76.5%	696,139	76.7%	2,218,988	76.2%	2,072,628	75.5%

Income from operations	229,222	23.5%	211,796	23.3%	694,831	23.8%	674,321	24.5%
Interest expense, net	512	0.1%	340	0.0%	1,432	0.0%	1,534	0.1%

Income before income taxes	228,710	23.4%	211,456	23.3%	693,399	23.8%	672,787	24.5%

Three-month periods ended September 30, 2014 and 2013:

Income before income taxes increased $17 million to $229 million during the third quarter of 2014 as compared to $211 million during the third quarter of 2013. The $17 million increase in income before income taxes resulted from:

•	a $16 million increase at our behavioral health care facilities on a same facility basis, as discussed above, and;

•	an increase of $1 million from other combined net favorable changes.

Nine-month periods ended September 30, 2014 and 2013:

Income before income taxes increased $21 million to $693 million during the first nine months of 2014 as compared to $673 million during the comparable period of 2013. The $21 million increase in income before income taxes resulted from:

•	a $28 million increase at our behavioral health care facilities on a same facility basis, as discussed above;

•	a decrease of $14 million (amount applicable to our behavioral health care facilities) resulting from a reduction recorded during the first nine months of 2013 to our professional and general liability self-insurance reserves relating to years prior to 2013, and;

•	an increase of $7 million from other combined net favorable changes.

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

The following table shows the approximate percentages of net patient revenue for the three and nine-month periods ended September 30, 2014 and 2013 presented on: (i) a combined basis for both our acute care and behavioral health facilities; (ii) for our acute care facilities only, and; (iii) for our behavioral health facilities only:

Acute Care and Behavioral Health Facilities Combined	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Third Party Payors:
Medicare	22%	24%	22%	24%
Medicaid	15%	15%	15%	15%
Managed Care (HMO and PPOs)	53%	49%	51%	49%
Other Sources	10%	12%	12%	12%

Total	100%	100%	100%	100%

Acute Care Facilities	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Third Party Payors:
Medicare	20%	28%	24%	28%
Medicaid	8%	10%	8%	8%
Managed Care (HMO and PPOs)	66%	58%	62%	58%
Other Sources	6%	4%	6%	6%

Total	100%	100%	100%	100%

Behavioral Health Facilities	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Third Party Payors:
Medicare	21%	19%	19%	20%
Medicaid	22%	22%	22%	22%
Managed Care (HMO and PPOs)	39%	40%	39%	40%
Other Sources	18%	19%	20%	18%

Total	100%	100%	100%	100%

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

In August, 2014, CMS published its IPPS 2015 payment rule which provides for a 2.9% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform mandated adjustments are considered, without consideration for the decreases related to the required Medicare Disproportionate Share Hospital (“DSH”) payment changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments would approximate 0.6%. Including the estimated decreases to our DSH payments (–1.9%) and Medicare Outlier threshold (–0.6%), we estimate our overall decrease from the IPPS 2015 rule (covering the period of October 1, 2014 through September 30, 2015) will approximate –1.9%, or approximately $13 million annually. This projected impact from the IPPS 2015 rule includes both the impact of the American Taxpayer Relief Act of 2012 documentation and coding adjustment and the required changes to the DSH payments related to the traditional Medicare fee for service, however, it excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, as discussed below.

In August, 2013, CMS published its final IPPS 2014 payment rule which provides for a 2.5% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform mandated adjustments are considered, we estimate our overall increase from the final federal fiscal year 2014 rule (covering the period of October 1, 2013 through September 30, 2014) approximated 1.0%. This projected impact from the IPPS 2014 final rule includes both the impact of the ATRA of 2012 documentation and coding adjustment and the required changes to the Medicare Disproportionate Share Hospital payments related to the traditional Medicare fee for service, however, it excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, as discussed below. The final rule also expands CMS’s policy under which it defines inpatient admissions to include the use of an objective time of care standard. Specifically, it would require Medicare’s external review contractors to presume that hospital inpatient admissions are reasonable and necessary when beneficiaries receive a physician order for admission and receive medically necessary services for at least two midnights (the “Two Midnight” rule). Correspondingly, under the final rule, CMS presumes that hospital services spanning less than two midnights should have been provided on an outpatient basis and paid under Medicare Part B unless the medical record contains clear documentation supporting the physician’s order and an expectation that the Medicare beneficiary would need medically necessary care for more than two midnights, or is receiving services which CMS designates as inpatient only. Our acute care hospitals have begun to comply with the Two Midnight rule and, although we are unable to determine the ultimate impact at this time, its application could have a material unfavorable impact on our future results of operations. Excluding the potential impact of the Two Midnight rule, we do not expect the final IPPS 2014 payment rule to have a material impact on our future results of operations. In February, 2014, CMS extended by an additional six months a policy under which Recovery Auditor Contractors and other Medicare review contractors will not conduct post-payment patient status reviews of inpatient hospital claims with dates of admission on or after October 1, 2013 through September 30, 2014. Due to the continued delay in awarding contracts to new Recovery Audit Contractors, beginning in August, 2104, CMS initiated modifications to the current Recovery Auditor Contractor agreements to allow the restart of some reviews.

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

On January 2, 2013 ATRA was enacted which, among other things, includes a requirement for CMS to recoup $11 billion from hospitals from Medicare IPPS rates during federal fiscal years 2014 to 2017. The recoupment relates to IPPS documentation and coding adjustments for the period 2008 to 2013 for which adjustments were not previously applied by CMS. Both the 2014 and 2015 IPPS final rules include a -0.8% recoupment adjustment. CMS expects to make similar adjustments in federal fiscal years 2016 and 2017 in order to recover the entire $11 billion. This adjustment is reflected in the 2014 and 2015 IPPS estimated impact amounts noted above.

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

In October, 2014, CMS published its Medicare Outpatient Prospective Payment System (“OPPS”) final rule for 2015. The proposed hospital market basket increase is 2.9%. The Medicare statute requires a productivity adjustment reduction of 0.5% and 0.2% reduction to the 2015 OPPS market basket resulting in a 2015 OPPS market basket update at 2.2%. In the final rule, CMS will reduce the 2015 Medicare rates for both hospital-based and community mental health center partial hospitalization programs. When other statutorily required adjustments, hospital patient service mix and the aforementioned partial hospitalization rates are considered, we estimate that our overall Medicare OPPS for 2015 will aggregate to a net increase of 0.7%. Excluding the behavioral health division partial hospitalization rate impact, our Medicare OPPS payment increase for 2015 is estimated to be 1.5%.

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

Certain of our acute care hospitals located in various counties of Texas (Hidalgo, Maverick, Potter and Webb) participate in Medicaid supplemental payment Section 1115 Waiver indigent care programs. Section 1115 Waiver Uncompensated Care (“UC”) payments replace the former Upper Payment Limit (“UPL”) payments. These hospitals also have affiliation agreements with third-party hospitals to provide free hospital and physician care to qualifying indigent residents of these counties. Our hospitals receive both supplemental payments from the Medicaid program and indigent care payments from third-party, affiliated hospitals. The supplemental payments are contingent on the county or hospital district making an Inter-Governmental Transfer (“IGT”) to the state Medicaid program while the indigent care payment is contingent on a transfer of funds from the applicable affiliated hospitals. However, the county or hospital district is prohibited from entering into an agreement to condition any IGT on the amount of any private hospital’s indigent care obligation. We recorded net Medicaid supplemental payments and affiliated hospital indigent care revenues of $16 million and $21 million during the three-month periods ended September 30, 2014 and 2013, respectively, and $54 million and $43 million during the nine-month periods ended September 30, 2014 and 2013, respectively. If the applicable hospital district or county makes IGTs consistent with 2013 levels, and without giving effect to potential reductions resulting from the THHSC waiver incentive programs, discussed below, we estimate that our aggregate net revenues earned pursuant to these programs will approximate $70 million during the year ending December 31, 2014.

On September 30, 2014, CMS notified the Texas Health and Human Services Commission that it was deferring the federal matching funds (approximately $75 million) on Texas Medicaid UC payments made to providers in certain counties. A deferral results in CMS withholding funds from the state representing the federal portion of Medicaid payments the state has previously made to providers. A deferral goes into effect when CMS questions the basis for all or part of the amount of Medicaid payments made to certain providers, and remains in place subject to CMS’s final determination. Our Texas hospitals are not located in the geographic areas impacted by this deferral.

For state fiscal year 2015, Texas Medicaid will continue to operate under a CMS-approved Section 1115 five-year Medicaid waiver demonstration program. During the first five years of this program that started in state fiscal year 2012, the Texas Health and Human Services Commission (“THHSC”) transitioned away from UPL payments to new waiver incentive payment programs, UC payments and Delivery System Reform Incentive Payments (“DSRIP”). During the first year of transition, which commenced on October 1, 2011, THHSC made payments to Medicaid UPL recipient providers that received payments during the state’s prior fiscal year. During demonstration years two through five (October 1, 2012 through September 30, 2017), THHSC has, and will continue to, make incentive payments under the program after certain qualifying criteria are met by hospitals. Supplemental payments are also subject to an aggregate statewide caps based on CMS approved Medicaid waiver amounts.

In addition, the Texas Medicaid Section 1115 Waiver includes a DSRIP pool to incentivize hospitals and other providers to transform their service delivery practices to improve quality, health status, patient experience, coordination, and cost-effectiveness. DSRIP pool payments are incentive payments to hospitals and other providers that develop programs or strategies to enhance access to health care, increase the quality of care, the cost-effectiveness of care provided and the health of the patients and families served. In May, 2014, CMS formally approved specific DSRIP projects for certain of our hospitals for demonstration years 3 to 5 (our facilities did not materially participate in the DSRIP pool during demonstration years 1 or 2). DSRIP payments are contingent on the hospital meeting certain pre-determined milestones, metrics and clinical outcomes. Additionally, DSRIP payments are contingent on a governmental entity providing an IGT for the non-federal share component of the DSRIP payment. THHSC generally approves DSRIP reported metrics, milestones and clinical outcomes on a semi-annual basis in June and December. In connection with the DSRIP program and THHSC’s approval for specific programs at certain of our hospitals and availability of a governmental IGT, we recorded approximately $6 million of net revenues during the second quarter of 2014 applicable to the period of October 1, 2013 through March 31, 2014. Although we can provide no assurance that we will ultimately qualify for additional DSRIP revenues, subject to CMS’s approval and other conditions as outlined above, we estimate that we may be entitled to additional DSRIP net revenues of approximately $10 million during the fourth quarter of 2014.

We incur health-care related taxes (“Provider Taxes”) imposed by states in the form of a licensing fee, assessment or other mandatory payment which are related to: (i) healthcare items or services; (ii) the provision of, or the authority to provide, the health care items of services, or; (iii) the payment for the health care items or services. Such Provider Taxes are subject to various federal regulations that limit the scope and amount of the taxes that can be levied by states in order to secure federal matching dollars as part of their respective state Medicaid programs. We derive a related Medicaid reimbursement benefit from assessed Provider Taxes in the form of Medicaid claims based payment increases and/or lump sum Medicaid supplemental payments. Including the impact of the California program included in the three and nine-month periods ended September 30, 2013, as mentioned below, we earned an aggregate net benefit of approximately $16 million and $13 million during the three-month periods ended September 30, 2014 and 2013, respectively, and $50 million and $51 million during the nine-month periods ended September 30, 2014 and 2013, respectively, from Medicaid supplemental payments, after assessed Provider Taxes were considered. We estimate that our aggregate net benefit from Provider Tax programs will approximate $61 million during 2014. The aggregate net benefit is earned from multiple states and therefore no particular state’s portion is individually material to our consolidated financial statements. However, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our consolidated future results of operations.

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

In Nevada, CMS approved a SPA in August, 2014 that implemented a hospital supplemental payment program retroactive to January 1, 2014 and effective to June 30, 2015. Included in our net revenues during the three and nine-month periods ended September 30, 2014, was approximately $8 million earned in connection with this program.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The South Carolina and Texas DSH programs were renewed for each state’s 2014 DSH fiscal year (covering the period of October 1, 2013 through September 30, 2014). In September, 2013, the THHSC published its 2013 final DSH rule that included changes that resulted in approximately $9 million of additional reimbursements to our acute care facilities located in Texas applicable to the state’s 2013 fiscal year (which were included in our 2013 pre-tax consolidated financial results). In connection with these DSH programs, included in our financial results was an aggregate of $13 million and $18 million during the three-month periods ended September 30, 2014 and 2013, respectively, and $38 million and $39 million during the nine-month periods ended September 30, 2014 and 2013, respectively. Assuming that the Texas and South Carolina programs are renewed and fully funded for each state’s 2015 fiscal years, at amounts similar to the 2014 fiscal year estimates, we estimate our aggregate reimbursements pursuant to these programs to be approximately $50 million during 2014. Failure to renew these DSH programs beyond their scheduled termination dates, failure of the public hospitals to provide the necessary IGTs for the states’ share of the DSH programs, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements (see below), could have a material adverse effect on our future results of operations.

In connection with revenues earned pursuant to the Texas UPL/UC and DSH programs, as outlined above, our accounts receivable as of September 30, 2014 includes an aggregate receivable of $107 million, $45 million of which relates to the DSH program revenues previously recorded and $62 million of which relates to UPL/UC program revenues previously recorded.

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

In May, 2013 the state of Texas enacted legislation that would increase the state’s contribution of the non-federal DSH share for the 2013 DSH year to $138 million as compared to the $100 million previously expected. Similarly, the state’s approved 2014-2015 General Appropriations bill (“Rider 86”) passed in May, 2013 authorized $160 million for 2014 and $140 million for 2015, respectively, for the non-federal DSH share. Furthermore, in June, 2014, THHSC proposed certain changes to DSH reimbursement methodology as a result of Rider 86. We expect the 2015 DSH year amounts, to be comparable to the 2014 DSH year amounts.

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

Our consolidated results of operations during the three and nine-month periods ended September 30, 2014 include an unfavorable pre-tax impact of approximately $7 million and $21 million, respectively, consisting primarily of depreciation and amortization expense offset by aggregate EHR incentive income (approximately $1 million during the three-month period ended September 30, 2014 and $4 million during the nine-month period ended September 30, 2014). Our consolidated results of operations during the three-month period ended September 30, 2013 includes a favorable pre-tax impact of approximately $8 million consisting primarily $23 million of EHR incentive income partially offset by $11 million of depreciation and amortization expense and $5 million of salaries, wages and benefits expense. Our consolidated results of operations during the nine-month period ended September 30, 2013 included relatively no pre-tax impact as the $28 million of EHR incentive income was offset by $23 million of depreciation and amortization expense and $5 million of salaries, wages and benefits expense.

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

Implemented Medicare Reductions and Reforms:

•	The Reconciliation Act reduced the market basket update for inpatient and outpatient hospitals and inpatient behavioral health facilities by 0.25% in each of 2010 and 2011, by 0.10% in each of 2012 and 2013.

•	The Affordable Care Act implemented certain reforms to Medicare Advantage payments, effective in 2011.

•	A Medicare shared savings program, effective in 2012.

•	A hospital readmissions reduction program, effective in 2012.

•	A value-based purchasing program for hospitals, effective in 2012.

•	A national pilot program on payment bundling, effective in 2013.

•	Reduction to Medicare disproportionate share hospital (“DSH”) payments, effective in 2014, as discussed above.

Medicaid Revisions:

•	Expanded Medicaid eligibility and related special federal payments, effective in 2014.

•	The Affordable Care Act (as amended by subsequent federal legislation) requires annual aggregate reductions in federal DSH funding from federal fiscal year (“FFY”) 2017 through FFY 2024. The aggregate annual reduction amounts are:

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

Other Operating Results

The combined net revenues and income before income taxes generated at our surgical hospitals, ambulatory surgery centers and radiation oncology centers was not material to our results of operations during each of the three and nine-month periods ended September 30, 2014 and 2013.

Interest Expense:

Interest expense was $32 million during each of the three-month periods ended September 30, 2014 and 2013 and $102 million and $110 million during the nine-month periods ended September 30, 2014 and 2013, respectively. Below is a schedule of our interest expense for the three and nine-month periods ended September 30, 2014 and 2013 (amounts in thousands):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Revolving credit & demand notes (a.)	$641	$692	$1,750	$2,896
$400 million, 7.125% Senior Notes due 2016	7,124	7,124	21,372	21,372
$250 million, 7.00% Senior Notes due 2018 (b.)	1,458	4,375	10,208	13,125
$300 million, 3.75% Senior Notes due 2019 (c.)	1,688	0	1,688	0
$300 million, 4.75% Senior Notes due 2022 (c.)	2,137	0	2,137	0
Term loan facility A/new 8/2014 (a.)	4,813	0	4,813	0
Term loan facility A/original (a.)	1,622	4,651	9,769	14,722
Term loan facility B (a.)	1,358	4,646	8,009	17,467
Term loan facility A2 (a.)	1,474	4,085	8,747	12,866
Accounts receivable securitization program (d.)	624	618	1,643	2,026

Subtotal-revolving credit & demand notes, senior notes, term loan facilities and accounts receivable securitization program	22,939	26,191	70,136	84,474
Interest rate swap expense, net	4,840	4,854	14,338	14,305
Amortization of financing fees	3,161	5,453	13,635	16,361
Other combined interest expense	1,634	1,508	4,755	4,982
Capitalized interest on major projects	0	(1,006)	0	(4,921)
Interest income	(441)	(4,686)	(451)	(4,713)

Interest expense, net	$32,133	$32,314	$102,413	$110,488

(a.)	On August 7, 2014 we entered into a fourth amendment to our credit agreement dated November 15, 2010, as amended. The fourth amendment extends scheduled maturity date of the credit agreement to August 7, 2019 and consists of: (i) an $800.0 million revolving credit facility, and; (ii) a $1.775 million Term Loan A facility, which was used to refinance the previously outstanding Term Loan A and Term Loan A2 facilities. Interest rates were not impacted by this fourth amendment. The previously outstanding Term Loan B facility was repaid utilizing other borrowed funds as discussed herein.
(b.)	On July 31, 2014, we redeemed the entire $250 million aggregate principal amount of our 7% Senior Notes due in 2018. An early redemption bond premium fee of $11.4 million was paid in connection with this early extinguishment.
(c.)	On August 7, 2014, we completed an offering of $300 million aggregate principal amount of 3.750% Senior Secured Notes due in 2019 and $300 million aggregate principal amount of 4.750% Senior Secured Notes due in 2022.
(d.)	Effective August 1, 2014, we completed a third amendment to our Amended and Restated Credit and Security Agreement, dated as of October 27, 2010. Among other things, the third amendment provides for an increase in the borrowing limit to $360 million from $275 million.

Interest expense was relatively net unchanged during the three-month period ended September 30, 2014 as compared to the comparable quarter of 2013. Changes in the components of interest expense during the third quarter of 2014, as compared to the third quarter of 2013, consist of the following: (i) a $3 million decrease in aggregate interest expense on our revolving credit & demand notes, senior notes, term loan facilities and accounts receivable securitization program primarily due to a decrease in the average outstanding borrowings and the average cost of borrowings; (ii) a $2 million net decrease in amortization of financing fees, resulting primarily from the write-off of certain deferred financing costs and original issue discounts during the third quarter of 2014 in connection with the various financing transactions, as mentioned above and discussed herein, offset by; (iii) a $4 million decrease in interest income, primarily related to the interest income received from Illinois during the third quarter of 2013 related to delayed cash remittances to us, and; (iv) $1 million of capitalized interest recorded on major projects during the third quarter of 2013.

Interest expense decreased $8 million during the nine-month period ended September 30, 2014 as compared to the comparable period of 2013. The decrease was due primarily to: (i) a $14 million decrease in aggregate interest expense on our revolving credit & demand notes, senior notes, term loan facilities and accounts receivable securitization program due to a decrease in the average outstanding borrowings and the average cost of borrowings; (ii) a $3 million net decrease in amortization of financing fees, resulting primarily from the write-off of certain deferred financing costs and original issue discounts during the third quarter of 2014, partially offset by; (iii) $5 million of capitalized interest recorded on major projects during the first nine months of 2013, and; (iv) a $4 million decrease in interest income, primarily related to the interest income received from Illinois during the first nine months of 2013 related to delayed cash remittances to us.

Discontinued Operations

In connection with the receipt of antitrust clearance from the Federal Trade Commission (“FTC”) in connection with our acquisition of Ascend Health Corporation in October of 2012, we agreed to certain conditions, including the divestiture of Peak Behavioral Health Services (“Peak”), a 104-bed behavioral health care facility located in Santa Teresa, New Mexico. The divestiture of Peak was completed during the second quarter of 2013. The operating results for Peak were reflected as discontinued operations during the three and nine-month periods ended September 30, 2013. Since the aggregate income from discontinued operations before income tax expense for the three and nine-month periods ended September 30, 2013 was not material to our consolidated financial statements (as reflected below), it was included as a reduction to other operating expenses.

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net revenues	$0	$390	$0	$7,550

Income (loss) from discontinued operations, before income taxes (a)	0	271	0	4,091
Income tax (expense) benefit	0	(102)	0	(1,541)

Income (loss) from discontinued operations, net of income taxes	$0	$169	$0	$2,550

(a)	Included in the income from discontinued operations, before income taxes for the nine-month period ended September 30, 2013 was a $3.1 million gain on the sale of Peak.

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three and nine-month periods ended September 30, 2014 and 2013 (dollar amounts in thousands):

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Provision for income taxes	$48,440	$69,473	$224,102	$241,537
Income before income taxes	144,478	192,572	638,606	662,374

Effective tax rate	33.5%	36.1%	35.1%	36.5%

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

The effective tax rates, as calculated by dividing the provision for income taxes by the difference in income before income taxes, minus net income attributable to noncontrolling interests, were as follows for each of the three and nine-month periods ended September 30, 2014 and 2013 (dollar amounts in thousands):

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Provision for income taxes	$48,440	$69,473	$224,102	$241,537

Income before income taxes	144,478	192,572	638,606	662,374
Less: Net income attributable to noncontrolling interests	(13,241)	(8,512)	(41,958)	(34,625)

Income before income taxes and after net income attributable to noncontrolling interests	131,237	184,060	596,648	627,749

Effective tax rate	36.9%	37.7%	37.6%	38.5%

The decrease in the effective tax rate during the three and nine-month periods ended September 30, 2014, as compared to the comparable prior year periods, was due primarily to: (i) a decrease in our blended effective state income tax rate during the three and nine-months ended September 30, 2014, and; (ii) the income tax provision recorded during the first nine months of 2013 on the sale of Peak Behavioral Health Services which was divested in May, 2013 (the tax basis gain realized on the sale of Peak Behavioral Health Services exceeded the gain recorded pursuant to generally accepted accounting principles), and; (iii) a decrease to our federal income tax provision relating to 2013 that was recorded during the third quarter of 2014.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $690 million during the nine-month period ended September 30, 2014 and $576 million during the comparable period of 2013. The net increase of $114 million was primarily attributable to the following:

•	a favorable change of $40 million due to an increase in net income plus/minus depreciation and amortization expense, stock-based compensation expense, net gains on sales of assets and businesses, and write-off of deferred financing costs related to extinguishment of debt;

•	a favorable change of $61 million in accrued insurance expense, net of commercial premiums paid, due primarily to a reduction, recorded during the first nine months of 2013, to our professional and general liability self-insurance reserves relating to years prior to 2013;

•	a $49 million favorable change in other working capital accounts (due primarily to the Garden City litigation settlement that was funded into escrow in October, 2014, as discussed herein);

•	a $24 million unfavorable change in accrued and deferred income taxes, and;

•	$12 million of other combined net unfavorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the nine-month periods. The result is divided into the accounts receivable balance at September 30th of each year to obtain the DSO. Our DSO were 57 days at September 30, 2014 and 58 days at September 30, 2013.

Net cash used in investing activities

During the first nine months of 2014, we used $708 million of net cash in investing activities as follows:

•	spent $309 million to finance capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;

•	spent $402 million to: (i) acquire the stock of Cygnet Health Care Limited which consists of 18 facilities located throughout the United Kingdom including 16 inpatient behavioral health hospitals and 2 nursing homes with a total of 734 beds (during the third quarter); (ii) acquire and fund the required capital reserves related to a commercial health insurer headquartered in Reno, Nevada (during the second quarter); (iii) acquire a 124-bed behavioral health care facility and outpatient treatment center located in Washington, D.C. (during the second quarter), and; (iv) to acquire the operations of a 48-bed behavioral health facility in Tucson, Arizona (during the first quarter);

•	received $15 million in connection with the divestiture of a non-operating investment during the first quarter and the real property of a closed behavioral health facility sold during the second quarter, and;

•	spent $11 million in connection with the purchase and implementation of an electronic health records applications.

During the first nine months of 2013, we used $286 million of net cash in investing activities as follows:

•	spent $280 million to finance capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities, including: (i) the construction costs related to the newly constructed Temecula Valley Hospital, a 140-bed acute care facility located in Temecula, California, that was completed and opened in October, 2013; (ii) the construction costs related to Austin Oaks Hospital, a newly constructed, 80-bed behavioral health facility located in Austin, Texas, that was completed and opened during the second quarter of 2013, and; (iii) additional/renovated capacity at certain of our behavioral health facilities;

•	spent $42 million in connection with the purchase and implementation of electronic health records applications;

•	received $37 million in connection with the divestiture of Peak Behavioral Health Services and certain other assets and real property including three previously closed behavioral health care facilities, and;

•	spent $1 million in for the purchase of real property located in Pennsylvania.

Net cash used in financing activities

During the first nine months of 2014, we generated $41 million of net cash from financing activities as follows:

•	generated $970 million of proceeds from additional borrowings pursuant to: (i) the issuance in August of 2014 of $300 million aggregate principal amount of 3.750% senior secured notes due 2019 and the issuance of $300 million aggregate principal amount of 4.750% senior secured notes due 2022; (ii) $267 million from new borrowings pursuant to our revolving credit facility; (iii) $93 million of proceeds from new borrowings pursuant to our accounts receivable securitization program, and; (iv) $10 million from new borrowing pursuant to our on-demand line of credit;

•	spent $843 million on net repayments of debt due primarily to repayments pursuant to our: (i) previously outstanding term loan B facility ($550 million); (ii) previously outstanding $250 million, 7% senior unsecured notes ($250 million); (iii) previously outstanding term loan term loan A and A2 facilities ($36 million), and; (iv) various other debt facilities ($7 million);

•	spent $63 million to repurchase shares of our Class B Common Stock in connection with: (i) income tax withholding obligations related to stock-based compensation programs ($38 million), and; (ii) open market purchases pursuant to our $400 million stock repurchase program ($25 million);

•	generated $30 million of excess income tax benefits related to stock-based compensation;

•	spent $13 million in financing costs in connection with the various financing transactions as discussed below in Credit Facilities and Outstanding Debt Securities;

•	spent $20 million to pay quarterly cash dividends of $.05 per share during each of the first and second quarters and $.10 per share during the third quarter;

•	spent $25 million to pay profit distributions related to noncontrolling interests in majority owned businesses, and;

•	generated $5 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

During the first nine months of 2013, we used $301 million of net cash in financing activities as follows:

•	spent $234 million on net repayments of debt due to repayments pursuant to our: (i) previously outstanding Term Loan A and A2 facilities ($54 million); (ii) revolving credit facility ($134 million); (iii) accounts receivable securitization facility ($39 million), and; (iv) various other debt facilities ($7 million);

•	generated $1 million of proceeds from new borrowings pursuant to our short-term, on-demand credit facility;

•	spent $51 million to pay profit distributions related to noncontrolling interests in majority owned businesses;

•	spent $22 million to repurchase shares of our Class B Common Stock in connection with income tax withholding obligations related to employee stock-based compensation programs;

•	spent $15 million to pay quarterly cash dividends of $.05 per share;

•	generated $16 million of excess income tax benefits related to stock-based compensation, and;

•	generated $4 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

Expected Capital Expenditures During the Remainder of 2014:

During the remaining three months of 2014, we expect to spend approximately $90 million to $100 million on capital expenditures. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

During the third quarter of 2014, we completed the following previously disclosed financing transactions:

•	On August 7, 2014, we entered into a Fourth Amendment (the “Fourth Amendment”) to our credit agreement dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012 and May 16, 2013, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders (“Credit Agreement”). The Credit Agreement, as amended, which is scheduled to mature in August, 2019, consists of: (i) an $800 million revolving credit facility, and; (ii) a $1.775 billion term loan A facility which combined our previous term loan A and term loan A2 facilities (which were scheduled to mature in 2016);

•	Repaid $550 million of outstanding borrowings pursuant to our previous term loan B facility which was scheduled to mature in 2016;

•	Increased the borrowing capacity on our existing $275 million accounts receivable securitization program (“Securitization”) to $360 million effective August 1, 2014. The Securitization, the terms of which remain the same as the previous agreement, as discussed below, is scheduled to mature on October 25, 2016;

•	Issued $300 million aggregate principal amount of 3.750% senior secured notes due in 2019 (see below for additional disclosure);

•	Issued $300 million aggregate principal amount of 4.750% senior secured notes due in 2022 (see below for additional disclosure);

•	Redeemed our previously outstanding $250 million, 7.00% senior unsecured notes due in 2018 on July 31, 2014 for an aggregate price equal to 104.56% of the principal amount.

In connection with these transactions, our results of operations during the three and nine-month periods ended September 30, 2014 included a $36 million pre-tax charge incurred for the costs related to the extinguishment of debt. This charge consisted of the write-off of deferred charges ($20 million) and original issue discount on the extinguished debt ($5 million) as well as the make-whole premium paid ($11 million) on the early redemption of the $250 million, 7.00% senior unsecured notes.

Pursuant to the terms of our Credit Agreement and related amendments, as of September 30, 2014, we had:

•	$1.775 billion of borrowings outstanding pursuant to our term loan A facility, and;

•	$267 million of borrowings outstanding pursuant to our revolving credit facility.

Borrowings under the Credit Agreement bear interest at either (1) the ABR rate which is defined as the rate per annum equal to, at our election: the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit and term loan-A borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit and term loan-A borrowings. As of September 30, 2014, the applicable margins were 0.50% for ABR-based loans, 1.50% for LIBOR-based loans under the revolving credit and term loan-A facilities.

As of September 30, 2014, we had $267 million of outstanding borrowings pursuant to the terms of our $800 million revolving credit facility and we had $478 million of available borrowing capacity, net of $35 million of outstanding borrowings pursuant to a short-term, on-demand credit facility and $20 million of outstanding letters of credit. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries and guaranteed by our material subsidiaries.

Pursuant to the terms of the Fourth Amendment to our Credit Agreement, term loan A quarterly installment payments of approximately: (i) $11 million are due commencing in the fourth quarter of 2014 and continuing through September, 2016, and; (ii) $22 million are due from the fourth quarter of 2016 through June, 2019. Prior to commencement of the Fourth Amendment, we made scheduled principal payments of $36 million on the term loan-A and term loan A2 facilities during the nine-month period ended September 30, 2014 and $18 million and $54 million, respectively, during the three and nine-month periods ended September 30, 2013.

As discussed above, on August 1, 2014, our accounts receivable securitization program (“Securitization”), with a group of conduit lenders and liquidity banks which is scheduled to mature on October 25, 2016, was amended to increase the borrowing capacity to $360 million from $275 million. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At September 30, 2014, we had $333 million of outstanding borrowings and $27 million of additional capacity pursuant to the terms of our accounts receivable securitization program.

On August 7, 2014, we issued $300 million aggregate principal amount of 3.750% Senior Secured Notes due 2019 (the “2019 Notes”) and $300 million aggregate principal amount of 4.750% Senior Secured Notes due 2022 (the “2022 Notes”, and together with the 2019 Notes, the “New Senior Secured Notes”). The New Senior Secured Notes were offered only to qualified institutional buyers under Rule 144A and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The New Senior Secured Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Interest is payable on the New Senior Secured Notes on February 1 and August 1 of each year to the holders of record at the close of business on the January 15 and July 15 immediately preceding the related interest payment dates, commencing on February 1, 2015 until the maturity date of August 1, 2019 for the 2019 Notes and August 1, 2022 for the 2022 Notes.

On June 30, 2006, we issued $250 million of senior secured notes which have a 7.125% coupon rate and mature on June 30, 2016 (the “7.125% Notes”). Interest on the 7.125% Notes is payable semiannually in arrears on June 30th and December 30th of each year. In June, 2008, we issued an additional $150 million of 7.125% Notes which formed a single series with the original 7.125% Notes issued in June, 2006. Other than their date of issuance and initial price to the public, the terms of the 7.125% Notes issued in June, 2008 are identical to and trade interchangeably with, the 7.125% Notes which were originally issued in June, 2006.

On July 31, 2014, we redeemed the $250 million, 7.00% senior unsecured notes (the “Unsecured Notes”), which were scheduled to mature on October 1, 2018, at a redemption price equal to 104.56% of the principal amount of the Unsecured Notes resulting in a make-whole premium payment of approximately $11 million. The Unsecured Notes were issued on September 29, 2010 and registered in April, 2011. Interest on the Unsecured Note was payable semiannually in arrears on April 1st and October 1st of each year.

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

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates and dividends; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of September 30, 2014.

As of September 30, 2014, the carrying value of our debt was $3.45 billion and the fair-value of our debt was $3.49 billion. The fair value of our debt was computed based upon quotes received from financial institutions and we consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was 49% at September 30, 2014 and 51% at December 31, 2013.

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

Off-Balance Sheet Arrangements

During the three months ended September 30, 2014, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of September 30, 2014 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $94 million consisting of: (i) $73 million related to our self-insurance programs, and; (ii) $21 million of other debt and public utility guarantees.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended September 30, 2014. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.	Controls and Procedures

As of September 30, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April, 2013, the OIG served facility specific subpoenas on Wekiva Springs Center and River Point Behavioral Health requesting various documents from January, 2005 to the date of the subpoenas. In July, 2013, another subpoena was issued to Wekiva Springs Center and River Point Behavioral Health requesting additional records. In October, 2013, we were advised by the DOJ’s Criminal Frauds Section that they received a referral from the DOJ Civil Division and opened an investigation of River Point Behavioral Health and Wekiva Springs Center. Subsequent subpoenas have since been issued to River Point Behavioral Health and Wekiva Springs Center requesting additional documentation. In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations which implemented provisions of the Affordable Care Act regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. In response, CMS has continued the payment suspension. River Point Behavioral Health has provided additional information to CMS in an effort to obtain relief from the payment suspension but the suspension remains in effect. In August 2014, we received notification from CMS that the payment suspension was to be continued for another 180 days. We cannot predict if and/or when the facility’s suspended payments will resume. However, if continued for a significant period of time, the payment suspension will likely have a material adverse effect on River Point Behavioral Health’s future results of operations and financial condition. The operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations for the three and nine-month periods ended September 30, 2014 or the year ended December 31, 2013.

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

In September, 2014, the DOJ Civil Division advised us that they were expanding their investigation to include four additional facilities and were requesting production of documents from these facilities. These facilities are Arbour-HRI Hospital, Behavioral Hospital of Bellaire, St. Simons by the Sea, and Turning Point Care Center.

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

Garden City Employees’ Retirement System v. Psychiatric Solutions, Inc. (“PSI”), Joey A. Jacobs, Brent Turner and Jack E. Polson:

This is a shareholder class action lawsuit filed in 2009 in the United States District Court for the Middle District of Tennessee against PSI and certain of its former officers alleging violations of federal securities laws. As we previously disclosed, in September of 2014, a $65 million settlement agreement was reached in connection with this matter. A settlement escrow, pending final court approval, was funded in October of 2014. A pre-tax charge of $49 million was incurred by us during the first nine months of 2014 in connection with this settlement which is net of approximately $16 million of commercial insurance recoveries.

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

In various prior years, our Board of Directors approved stock repurchase programs authorizing us to purchase shares of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. In conjunction with the new stock repurchase program discussed below, remaining shares available for repurchase pursuant to prior authorizations were cancelled.

In July, 2014, our Board of Directors authorized a new stock repurchase program whereby, from time to time as conditions allow, we may spend up to $400 million to purchase shares of our Class B Common Stock on the open market or in negotiated private transactions. There is no expiration date for our stock repurchase program. As reflected below, during the three-month period ended September 30, 2014, 226,692 shares ($25.2 million in the aggregate) were repurchased pursuant to the terms of our recently authorized stock repurchase program and 21,825 shares were repurchased in connection with income tax withholding obligations resulting from the exercise of stock options and the vesting of restricted stock grants.

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands)
July, 2014	$400,000	11,813	767,702	N/A	0	N/A	N/A	—	$400,000
August, 2014	—	78,217	—	N/A	71,255	$112.68	$8,029	—	$391,971
September, 2014	—	158,487	—	N/A	155,437	$110.54	$17,182	—	$374,789

Total July through September	$400,000	248,517	767,702	N/A	226,692	$111.21	$25,211

Dividends

During the quarter ended September 30, 2014, we declared and paid dividends of $.10 per share. In July, 2014, our Board of Directors authorized a $.05 per share increase to our quarterly cash dividend to $.10 per share.

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

Universal Health Services, Inc. (Registrant)

Date: November 7, 2014	/s/ ALAN B. MILLER
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