Form 10-K
period 2014-12-31
UNIVERSAL HEALTH SERVICES INC
filed 2015-02-26
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates at June 30, 2014 was $8.7 billion. (For the purpose of this calculation, it was assumed that Class A, Class C, and Class D Common Stock, which are not traded but are convertible share-for-share into Class B Common Stock, have the same market value as Class B Common Stock. Also, for purposes of this calculation only, all directors are deemed to be affiliates.)

The number of shares of the registrant’s Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, and Class D Common Stock, $.01 par value, outstanding as of January 31, 2015, were 6,595,708; 91,656,482; 664,000 and 28,111, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for our 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014 (incorporated by reference under Part III).

UNIVERSAL HEALTH SERVICES, INC.

2014 FORM 10-K ANNUAL REPORT

Exhibit Index

This Annual Report on Form 10-K is for the year ended December 31, 2014. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Annual Report.

In this Annual Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries. UHS is a registered trademark of UHS of Delaware, Inc., the management company for, and a wholly-owned subsidiary of Universal Health Services, Inc. Universal Health Services, Inc. is a holding company and operates through its subsidiaries including its management company, UHS of Delaware, Inc. All healthcare and management operations are conducted by subsidiaries of Universal Health Services, Inc. To the extent any reference to “UHS” or “UHS facilities” in this report including letters, narratives or other forms contained herein relates to our healthcare or management operations it is referring to Universal Health Services, Inc.’s subsidiaries including UHS of Delaware, Inc. Further, the terms “we,” “us,” “our” or the “Company” in such context similarly refer to the operations of Universal Health Services Inc.’s subsidiaries including UHS of Delaware, Inc. Any reference to employees or employment contained herein refers to employment with or employees of the subsidiaries of Universal Health Services, Inc. including UHS of Delaware, Inc.

PART I

ITEM 1.	Business

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of February 26, 2015, we owned and/or operated 24 acute care hospitals and 216 behavioral health centers located in 37 states, Washington, D.C., the United Kingdom, Puerto Rico and the U.S. Virgin Islands. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 5 surgical hospitals and surgery and radiation oncology centers located in 4 states.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 51% of our consolidated net revenues in 2014, 49% in 2013 and 50% in 2012. Net revenues from our behavioral health care facilities accounted for 49% of our consolidated net revenues in 2014 and 50% during each of 2013 and 2012.

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

2014 Acquisition and Divestiture Activity:

Acquisitions of Assets and Businesses:

During 2014, we spent approximately $431 million to: (i) acquire the stock of Cygnet Health Care Limited which consists of 17 facilities located throughout the United Kingdom including 15 inpatient behavioral health hospitals and 2 nursing homes with a total of 723 beds (during the third quarter); (ii) acquire and fund the required capital reserves related to Prominence Health Plan, a commercial health insurer headquartered in Reno, Nevada (during the second quarter); (iii) acquire the Psychiatric Institute of Washington (“PIW”), a 124-bed behavioral health care facility and outpatient treatment center located in Washington, D.C. (during the second quarter); (iv) acquire the operations of Palo Verde Behavioral Health, a 48-bed behavioral health facility in Tucson, Arizona; (v) acquire the real property of The Bridgeway, a 103-bed behavioral health care facility located in North Little Rock, Arkansas, that was previously leased from Universal Health Realty Income Trust; (vi) acquire the previously leased real property of Cygnet Hospital-Harrow, a 44-bed behavioral health care facility, the operations of which were acquired by us as part of the Cygnet Health Care Limited acquisition, and; (vii) acquire physician practices. As part of the acquisition of PIW, we also acquired the Arbor Group, L.L.C., which operates three facilities pursuant to management contracts covering 66 beds in the Washington, D.C. and Maryland market.

2015 Acquisition:

In February, 2015, we acquired the Orchard Portman House Hospital (now called Cygnet Hospital-Taunton), a 46-bed behavioral health care facility located near Taunton, United Kingdom.

Divestitures:

During 2014, we received approximately $15 million of cash proceeds for the divestiture of a non-operating investment sold during the first quarter of 2014 and the real property of a closed behavioral health facility sold during the second quarter of 2014. In connection with these transactions, our 2014 consolidated results of operations included a net pre-tax gain of $8 million.

Available Information

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

In accordance with Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, we submitted our CEO’s certification to the New York Stock Exchange in 2014. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report on Form 10-K, are our CEO’s and CFO’s certifications regarding the quality of our public disclosures under Section 302 of the Sarbanes-Oxley Act of 2002.

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

	2014	2013	2012	2011	2010
Average Licensed Beds:
Acute Care Hospitals	5,776	5,652	5,682	5,726	5,689
Behavioral Health Centers	20,231	19,975	19,362	19,280	9,427
Average Available Beds (1):
Acute Care Hospitals	5,571	5,429	5,457	5,424	5,383
Behavioral Health Centers	20,131	19,876	19,282	19,262	9,409

	2014	2013	2012	2011	2010
Admissions:
Acute Care Hospitals	251,165	246,160	251,099	258,754	264,470
Behavioral Health Centers	426,510	402,088	374,865	352,208	166,434
Average Length of Stay (Days):
Acute Care Hospitals	4.6	4.5	4.5	4.4	4.4
Behavioral Health Centers	12.9	13.3	14.0	14.6	15.1
Patient Days (2):
Acute Care Hospitals	1,167,726	1,112,541	1,122,557	1,151,183	1,155,984
Behavioral Health Centers	5,518,660	5,365,734	5,245,499	5,157,454	2,507,046
Occupancy Rate-Licensed Beds (3):
Acute Care Hospitals	55%	54%	54%	55%	56%
Behavioral Health Centers	75%	74%	74%	73%	73%
Occupancy Rate-Available Beds (3):
Acute Care Hospitals	57%	56%	56%	58%	59%
Behavioral Health Centers	75%	74%	75%	73%	73%

(1)	“Average Available Beds” is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction, and anticipation of future needs
(2)	“Patient Days” is the sum of all patients for the number of days that hospital care is provided to each patient.
(3)	“Occupancy Rate” is calculated by dividing average patient days (total patient days divided by the total number of days in the period) by the number of average beds, either available or licensed.

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

Audits: Most hospitals are subject to federal audits to validate the accuracy of Medicare and Medicaid program submitted claims. If these audits identify overpayments, we could be required to pay a substantial rebate of prior years’ payments subject to various administrative appeal rights. The federal government contracts with third-party “recovery audit contractors” (“RACs”) and “Medicaid integrity contractors” (“MICs”), on a contingent fee basis, to audit the propriety of payments to Medicare and Medicaid providers. The Recovery Audit Prepayment Review demonstration program will enable RACs to review claims before they are paid to ensure that the provider complied with all Medicare payment rules. Currently, the demonstration program is targeting states with high populations of fraud- and error-prone providers. Similarly, Medicare zone program integrity contractors (“ZPICs”) target claims for potential fraud and abuse. Additionally, Medicare administrative contractors (“MACs”) must ensure they pay the right amount for covered and correctly coded services rendered to eligible beneficiaries by legitimate providers. The Centers for Medicare and Medicaid Services (“CMS”) announced its intent to consolidate many of these Medicare and Medicaid program integrity functions into new unified program integrity contractors (“UPICs”), though it remains unclear what effect, if any, this proposed consolidation may have. We have undergone claims audits related to our receipt of federal healthcare payments during the last three years, the results of which have not required material adjustments to our consolidated results of operations. However, potential liability from future federal or state audits could ultimately exceed established reserves, and any excess could potentially be substantial. Further, Medicare and Medicaid regulations also provide for withholding Medicare and Medicaid overpayments in certain circumstances, which could adversely affect our cash flow.

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

These laws and regulations are extremely complex and, in many cases, we don’t have the benefit of regulatory or judicial interpretation. It is possible that different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that we have violated one or more of these laws, or the public announcement that we are being investigated for possible violations of one or more of these laws (see Item 3. Legal Proceedings), could have a material adverse effect on our business, financial condition or results of operations and our business reputation could suffer significantly. In addition, we cannot predict whether other legislation or regulations at the federal or state level will be adopted, what form such legislation or regulations may take or what their impact on us may be.

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

Medical Staff and Employees

Our facilities had approximately 68,700 employees on December 31, 2014, of whom approximately 48,700 were employed full-time. Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. In a number of our markets, physicians may have admitting privileges at other hospitals in addition to ours. Within our acute care division, approximately 160 physicians are employed by physician practice management subsidiaries of ours either directly or through contracts with affiliated group practices structured as 501A corporations. Members of the medical staffs of our hospitals also serve on the medical staffs of hospitals not owned by us and may terminate their affiliation with our hospitals at any time. In addition, within our behavioral health division, approximately 400 psychiatrists are employed by subsidiaries of ours either directly or through contracts with affiliated group practices structured as 501A corporations. Each of our hospitals is managed on a day-to-day basis by a managing director employed by a subsidiary of ours. In addition, a Board of Governors, including members of the hospital’s medical staff, governs the medical, professional and ethical practices at each hospital. We believe that our relations with our employees are satisfactory.

Approximately 1,750 of our employees at seven of our hospitals are unionized. At Valley Hospital Medical Center, unionized employees belong to the Culinary Workers and Bartenders Union, the International Union of Operating Engineers and the Service Employees International Union (“SEIU”). Nurses and technicians at Desert Springs Hospital are represented by the SEIU and International Union of Operating Engineers. At The George Washington University Hospital, unionized employees are represented by the SEIU or the Hospital Police Association. At the Psychiatric Institute of Washington, clinical, clerical, support and maintenance employees are represented by the Communication Workers of America (AFL-CIO). Nurses at Corona Regional Medical Center are represented by the United Nurses Associations of California/Union of Health Care Professionals (UNAC/UHCP). Registered Nurses, Licensed Practical Nurses, certain technicians and therapists, pharmacy assistants, and some clerical employees at HRI Hospital in Boston are represented by the SEIU. At Brooke Glen Behavioral Hospital, unionized employees are represented by the Teamsters and the Northwestern Nurses Association/Pennsylvania Association of Staff Nurses and Allied Professionals. A union representation election was held at Rock River Academy and Residential Center (“RRARC”) in August, 2014 for the Mental Health Technicians, LPNs, Drivers and Teachers’ Assistants. The results of the election were not determinative, however, and in light of the decision to terminate RRARC’s contract with Illinois Department of Children and Family Services and close the facility, we are in the process of resolving all outstanding NLRB litigation and fulfilling its statutory obligations to displaced workers under state and federal labor laws.

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

Relationship with Universal Health Realty Income Trust:

At December 31, 2014, we held approximately 5.9% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $2.5 million during 2014, $2.4 million during 2013 and $2.1 million during 2012.

Our pre-tax share of income from the Trust was $3.2 million during 2014, $842,000 during 2013 and $1.2 million during 2012, and is included in net revenues in the accompanying consolidated statements of income for each year. Included in our share of the Trust’s income for 2014 and 2012 was approximately $2.3 million in 2014 and $500,000 in 2012 related to our share of the net favorable impact realized by the Trust in connection with: (i) gains on the sale of medical office buildings (in 2012); (ii) gain on sale of a behavioral health hospital facility (in 2014), and; (iii) gain on fair value recognition resulting from the Trust’s purchase of minority ownership interests in majority owned limited liability companies (in 2014).

The carrying value of our investment in the Trust was $9.3 million and $8.1 million at December 31, 2014 and 2013, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $37.9 million at December 31, 2014 and $31.5 million at December 31, 2013, based on the closing price of the Trust’s stock on the respective dates.

Total rent expense under the operating leases on the four hospital facilities with the Trust (as discussed below) was $16.8 million during 2014, $16.4 million during 2013 and $16.3 million during 2012. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by the Trust or by limited liability companies in which the Trust holds 100% of the ownership interest.

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

During the third quarter of 2014, we provided notification to the Trust that, upon the December, 2014 expiration of the The Bridgeway’s lease term, we intended to exercise our option to purchase the real property of the facility. On December 31, 2014, we purchased The Bridgeway’s real property (a 103-bed behavioral health facility located in North Little Rock, Arkansas) from the Trust. Pursuant to the terms of the lease, we and the Trust were both required to obtain appraisals of the property to determine its fair market value. Based upon the property appraisals obtained by each party, the purchase price of The Bridgeway’s real property was approximately $17.3 million.

In addition, we recently constructed two free-standing emergency departments (“FEDs”) located in Weslaco and Mission, Texas which were completed and opened during the first quarter of 2015. The Trust purchased one of these FEDs from us in January, 2015 and the other in February, 2015. In conjunction with these sales, wholly-owned subsidiaries of ours, which will operate the FEDs, executed agreements with the Trust to lease the properties for initial terms of 10-years with six, 5-year renewal options. The aggregate construction cost/sales proceeds of these facilities was approximately $12.8 million and the aggregate rent expense paid to the Trust at the commencement of the leases will approximate $900,000 annually.

The table below details the renewal options and terms for each of our three hospital facilities leased from the Trust as of December 31, 2014:

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

Pursuant to the terms of the leases with the Trust, we have the option to renew the leases at the lease terms described above by providing notice to the Trust at least 90 days prior to the termination of the then current term. In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer. We also have the right to purchase the respective leased facilities at the end of the lease terms or any renewal terms at their appraised fair market value as well as purchase any or all of the three leased hospital properties at their appraised fair market value upon one month’s notice should a change of control of the Trust occur.

Executive Officers of the Registrant

The executive officers, whose terms will expire at such time as their successors are elected, are as follows:

Name and Age	Present Position with the Company
Alan B. Miller (77)	Chairman of the Board and Chief Executive Officer
Marc D. Miller (44)	President and Director
Steve G. Filton (57)	Senior Vice President, Chief Financial Officer and Secretary
Debra K. Osteen (59)	Senior Vice President, President of Behavioral Health Care Division
Marvin G. Pember (61)	Senior Vice President, President of Acute Care Division

Mr. Alan B. Miller has been Chairman of the Board and Chief Executive Officer since inception and also served as President from inception until May, 2009. Prior thereto, he was President, Chairman of the Board and Chief Executive Officer of American Medicorp, Inc. He currently serves as Chairman of the Board, Chief Executive Officer and President of Universal Health Realty Income Trust. He is the father of Marc D. Miller, our President and Director.

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

A significant portion of our revenue is produced by facilities located in Texas, Nevada and California.

Texas: We own 7 acute care hospitals and 22 behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 18% of our consolidated net revenues during each of 2014, 2013 and 2012. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 17% in 2014, 15% in 2013, and 12% in 2012 of our income from operations after net income attributable to noncontrolling interest.

Nevada: We own 6 acute care hospitals and 4 behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 16% of our consolidated net revenues during each of 2014, 2013 and 2012. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 11% in 2014, 6% in 2013, and 8% in 2012 of our income from operations after net income attributable to noncontrolling interest.

California: We own 5 acute care hospitals and 6 behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 10% in 2014, 9% in 2013, and 10% in 2012 of our consolidated net revenues. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 8% in 2014, 4% in 2013, and 6% in 2012 of our income from operations after net income attributable to noncontrolling interest.

The significant portion of our revenues and earnings derived from these facilities makes us particularly sensitive to legislative, regulatory, economic, environmental and competition changes in Texas Nevada and California. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these states could have a disproportionate effect on our overall business results.

Our revenues and results of operations are significantly affected by payments received from the government and other third party payors.

We derive a significant portion of our revenue from third-party payors, including the Medicare and Medicaid programs. Changes in these government programs in recent years have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for healthcare services. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to facilities. We are unable to predict the effect of recent and future policy changes on our operations. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, the substantial deterioration in general economic conditions and the funding requirements from the federal healthcare reform legislation, may affect the availability of taxpayer funds for Medicare and Medicaid programs. In addition, the vast majority of the net revenues generated at our behavioral health facilities located in the United Kingdom are derived from governmental payors. If the rates paid or the scope of services covered by governmental payors in the United States or United Kingdom are reduced, there could be a material adverse effect on our business, financial position and results of operations.

We receive Medicaid revenues in excess of $90 million annually from each of Texas, Washington, D.C., Pennsylvania, California, Illinois, Nevada, Virginia and Florida, making us particularly sensitive to reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. Based upon the state budgets for those states for the 2015 fiscal year (which generally began at various times during the second half of 2014), we estimate that, on a blended basis, our aggregate Medicaid rates were relatively unchanged from the 2014 fiscal year rates.

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

On January 3, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the “2012 Act”). The 2012 Act postponed for two months sequestration cuts mandated under the Budget Control Act of 2011. The postponed sequestration cuts include a 2% annual reduction over ten years in Medicare spending to providers. Medicaid is exempt from sequestration. In order to offset the costs of the legislation, the 2012 Act reduces payments to other providers totaling almost $26 billion over ten years. Approximately half of those funds will come from reductions in Medicare reimbursement to hospitals. Although the Bipartisan Budget Act of 2013 has reduced certain sequestration-related budgetary cuts, spending reductions related to the Medicare program remain in place. On December 26, 2013, President Obama signed into law H.J. Res. 59, the Bipartisan Budget Act of 2013, which includes the Pathway for SGR Reform Act of 2013 (“the Act”). In addition, on February 15, 2014, Public Law 113-082 was enacted. The Act and subsequent federal legislation achieves new savings by extending sequestration for mandatory programs—including Medicare—for another three years, through 2024. Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Sources of Revenue-Medicare, for additional disclosure.

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

There have been several attempts in Congress to repeal or modify various provisions of the PPACA. We cannot predict whether or not any of these proposed changes to the PPACA will become law and therefore can provide no assurance that changes to the PPACA, as currently implemented, will not have a material adverse effect on our future results of operations.

In addition, a case currently pending before The Supreme Court of the United States, King vs. Burwell, challenges the federal government’s ability to subsidize premiums paid by certain eligible individuals that obtain health insurance policies through federally facilitated exchanges. A number of our hospitals operate in states that utilize federally facilitated exchanges. The Supreme Court of the United States’ decision in this case could result in an increased number of uninsured patients treated at our hospitals located in these states which would have an adverse effect on our future results of operations.

The various provisions in the Legislation that directly or indirectly affect Medicare and Medicaid reimbursement are scheduled to take effect over a number of years. The impact of the Legislation on healthcare providers will be subject to implementing regulations, interpretive guidance and possible future legislation or legal challenges. Certain Legislation provisions, such as those creating the Medicare Shared Savings Program and the Independent Payment Advisory Board, create uncertainty in how healthcare may be reimbursed by federal programs in the future. Thus, we cannot predict the impact of the Legislation on our future reimbursement at this time and we can provide no assurance that the Legislation will not have a material adverse effect on our future results of operations.

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

Collection of receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill that is the patient’s responsibility, which primarily includes co-payments and deductibles. However, we also have substantial receivables due to us as of December 31, 2014 (a significant portion of which is past due) from certain state-based funding programs, most particularly Illinois and Texas as discussed herein. We estimate our provisions for doubtful accounts based on general factors such as payor mix, the agings of the receivables, historical collection experience and assessment of probability of future collections. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions that might ultimately affect the collectability of the patient accounts and make adjustments to our allowances as warranted. Significant changes in business office operations, payor mix, economic conditions or trends in federal and state governmental health coverage could affect our collection of accounts receivable, cash flow and results of operations. If we experience unexpected increases in the growth of uninsured and underinsured patients or in bad debt expenses, our results of operations will be harmed.

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

If we fail to continue to meet the meaningful use criteria related to electronic health record systems (“EHR”), our operations could be harmed.

Pursuant to HITECH regulations, hospitals that do not qualify as a meaningful user of EHR by 2015 are subject to a reduced market basket update to the inpatient prospective payment system (“IPPS”) standardized amount in 2015 and each subsequent fiscal year. We believe that all of our acute care hospitals have met the applicable meaningful use criteria and therefore are not subject to a reduced market basked update to the IPPS standardized amount in federal fiscal year 2015. However, under the HITECH Act, hospitals must continue to meet the applicable meaningful use criteria in each fiscal year or they will be subject to a market basket update reduction in a subsequent fiscal year. Failure of our acute care hospitals to continue to meet the applicable meaningful use criteria would have an adverse effect on our future net revenues and results of operations.

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

Among these laws are the federal False Claims Act, the Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), the federal anti-kickback statute and the provision of the Social Security Act commonly known as the “Stark Law.” These laws, and particularly the anti-kickback statute and the Stark Law, impact the relationships that we may have with physicians and other referral sources. We have a variety of financial relationships with physicians who refer patients to our facilities, including employment contracts, leases and professional service agreements. We also provide financial incentives, including minimum revenue guarantees, to recruit physicians into communities served by our hospitals. The Office of the Inspector General of the Department of Health and Human Services, or OIG, has enacted safe harbor regulations that outline practices that are deemed protected from prosecution under the anti-kickback statute. A number of our current arrangements, including financial relationships with physicians and other referral sources, may not qualify for safe harbor protection under the anti-kickback statute. Failure to meet a safe harbor does not mean that the arrangement necessarily violates the anti-kickback statute, but may subject the arrangement to greater scrutiny. We cannot assure that practices that are outside of a safe harbor will not be found to violate the anti-kickback statute. CMS published a Medicare self-referral disclosure protocol, which is intended to allow providers to self-disclose actual or potential violations of the Stark law. Because there are only a few judicial decisions interpreting the Stark law, there can be no assurance that our hospitals will not be found in violation of the Stark Law or that self-disclosure of a potential violation would result in reduced penalties.

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

These laws and regulations are extremely complex, and, in many cases, we do not have the benefit of regulatory or judicial interpretation. In the future, it is possible that different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that we have violated one or more of these laws (see Item 3—Legal Proceedings), or the public announcement that we are being investigated for possible violations of one or more of these laws, could have a material adverse effect on our business, financial condition or results of operations and our business reputation could suffer significantly. In addition, we cannot predict whether other legislation or regulations at the federal or state level will be adopted, what form such legislation or regulations may take or what their impact on us may be. See Item 1 Business—Self-Referral and Anti-Kickback Legislation.

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

We also operate health care facilities in the United Kingdom and have operations and commercial relationships with companies in other foreign jurisdictions and, as a result, are subject to certain U.S. and foreign laws applicable to businesses generally, including anti-corruption laws. The Foreign Corrupt Practices Act regulates U.S. companies in their dealings with foreign officials, prohibiting bribes and similar practices, and requires that they maintain records that fairly and accurately reflect transactions and appropriate internal accounting controls. In addition, the United Kingdom Bribery Act has wide jurisdiction over certain activities that affect the United Kingdom.

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

We may be subject to governmental investigations, regulatory actions and whistleblower lawsuits.

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

Our subsidiaries, PSI, and its subsidiaries, are subject to pending legal actions, governmental investigations and regulatory actions (see Item 3-Legal Proceedings). In addition, we are and may become subject to other loss contingencies, both known and unknown, which may relate to past, present and future facts, events, circumstances and occurrences. Should an unfavorable outcome occur in some or all of our legal proceedings or other loss contingencies, or if successful claims and other actions are brought against us in the future, there could be a material adverse impact on our financial position, results of operations and liquidity following the merger and our ability to achieve expected benefits of the merger.

In particular, government investigations, as well as qui tam lawsuits, may lead to material fines, penalties, damages payments or other sanctions, including exclusion from government healthcare programs. Settlements of lawsuits involving Medicare and Medicaid issues routinely require both monetary payments and corporate integrity agreements, each of which could have a material adverse effect on our business, financial condition, results of operations and/or cash flows.

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

Our patient volumes, revenues and financial results depend significantly on the universe of patients with health insurance, which to a large extent is dependent on the employment status of individuals in our markets. Worsening of economic conditions may result in a higher unemployment rate which may increase the number of individuals without health insurance. As a result, our facilities may experience a decrease in patient volumes, particularly in less intense, more elective service lines, or an increase in services provided to uninsured patients. These factors could have a material unfavorable impact on our future patient volumes, revenues and operating results.

In addition, as of December 31, 2014, we had approximately $3.29 billion of goodwill recorded on our consolidated balance sheet. Should the revenues and financial results of our acute care and/or behavioral health care facilities be materially, unfavorably impacted due to, among other things, a worsening of the economic and employment conditions in the United States that could negatively impact our patient volumes and reimbursement rates, a continued rise in the unemployment rate and continued increases in the number of uninsured patients treated at our facilities, we may incur future charges to recognize impairment in the carrying value of our goodwill and other intangible assets, which could have a material adverse effect on our financial results.

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

Our financial results may be adversely affected by fluctuations in foreign currency exchange rates.

We are exposed to currency exchange risk with respect to the U.S. Dollar in relation to the Pound sterling, because a portion of our revenue and expenses are denominated in Pounds. We monitor changes in our exposure to exchange rate risk. While we may elect to enter into hedging arrangements to protect our business against certain currency fluctuations, these hedging arrangements do not provide comprehensive protection, and our results of operations could be adversely affected by foreign exchange fluctuations.

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

We rely extensively on our information technology (“IT”) systems to manage clinical and financial data, communicate with our patients, payors, vendors and other third parties and summarize and analyze operating results. In addition, we have made significant investments in technology to adopt and utilize electronic health records and to become meaningful users of health information technology pursuant to the American Recovery and Reinvestment Act of 2009. A cyber-attack that bypasses our IT security systems causing an IT security breach, loss of protected health information or other data subject to privacy laws, loss of proprietary business information, or a material disruption of our IT business systems, could have a material adverse impact on our business and result of operations. In addition, our future results of operations, as well as our reputation, could be adversely impacted by theft, destruction, loss, or misappropriation of public health information, other confidential data or proprietary business information.

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

At December 31, 2014, 23.3 million shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock. To the extent that these shares were converted into or exercised for shares of Class B Common Stock, the number of shares of Class B Common Stock available for trading in the public market place would increase substantially and the current holders of Class B Common Stock would own a smaller percentage of that class.

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

As of March 24, 2014, the shares of Class A and Class C Common Stock constituted 7.4% of the aggregate outstanding shares of our Common Stock, had the right to elect five members of the Board of Directors and constituted 86.7% of our general voting power. As of March 24, 2014, the shares of Class B and Class D Common Stock (excluding shares issuable upon exercise of options) constituted 92.6% of the outstanding shares of our Common Stock, had the right to elect two members of the Board of Directors and constituted 13.3% of our general voting power.

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

Executive and Administrative Offices and Commercial Health Insurer

We own office buildings in King of Prussia and Wayne, Pennsylvania, Brentwood, Tennessee and Denton, Texas. We also own the operations and real property of Prominence Health Plan, a commercial insurer headquartered in Reno, Nevada, acquired by us during 2014.

Facilities

The following tables set forth the name, location, type of facility and, for acute care hospitals and behavioral health care facilities, the number of licensed beds:

Acute Care Hospitals

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Aiken Regional Medical Centers	Aiken, South Carolina	183	Owned
Aurora Pavilion	Aiken, South Carolina	62	Owned
Centennial Hills Hospital Medical Center (1)	Las Vegas, Nevada	177	Owned
Corona Regional Medical Center	Corona, California	238	Owned
Desert Springs Hospital (1)	Las Vegas, Nevada	293	Owned
Doctors’ Hospital of Laredo (9)	Laredo, Texas	183	Owned
Fort Duncan Regional Medical Center	Eagle Pass, Texas	101	Owned
The George Washington University Hospital (2)	Washington, D.C.	371	Owned
Lakewood Ranch Medical Center	Bradenton, Florida	120	Owned
Manatee Memorial Hospital	Bradenton, Florida	319	Owned
Northern Nevada Medical Center	Sparks, Nevada	108	Owned
Northwest Texas Healthcare System	Amarillo, Texas	385	Owned
The Pavilion at Northwest Texas Healthcare System	Amarillo, Texas	90	Owned
Palmdale Regional Medical Center	Palmdale, California	157	Owned
South Texas Health System (4)
Edinburg Regional Medical Center/Children’s Hospital	Edinburg, Texas	213	Owned
McAllen Medical Center (3)	McAllen, Texas	441	Leased
McAllen Heart Hospital	McAllen, Texas	60	Owned
South Texas Behavioral Health Center	McAllen, Texas	134	Owned
Southwest Healthcare System
Inland Valley Campus (3)	Wildomar, California	132	Leased
Rancho Springs Campus	Murrieta, California	120	Owned
Spring Valley Hospital Medical Center (1)	Las Vegas, Nevada	237	Owned
St. Mary’s Regional Medical Center	Enid, Oklahoma	229	Owned
Summerlin Hospital Medical Center (1)	Las Vegas, Nevada	454	Owned
Temecula Valley Hospital	Temecula, California	140	Owned
Texoma Medical Center	Denison, Texas	288	Owned
TMC Behavioral Health Center	Denison, Texas	60	Owned
Valley Hospital Medical Center (1)	Las Vegas, Nevada	301	Owned
Wellington Regional Medical Center (3)	West Palm Beach, Florida	233	Leased

Behavioral Health Care Facilities

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Alabama Clinical Schools	Birmingham, Alabama	80	Owned
Alhambra Hospital	Rosemead, California	103	Owned
Alliance Health Center	Meridian, Mississippi	214	Owned
Anchor Hospital	Atlanta, Georgia	127	Owned
Arbour Counseling Services	Rockland, Massachusetts	—	Owned
The Arbour Hospital	Boston, Massachusetts	136	Owned
Arbour Senior Care	Rockland, Massachusetts	—	Owned
Arbour-Fuller Hospital	South Attleboro, Massachusetts	103	Owned
Arbour-HRI Hospital	Brookline, Massachusetts	68	Owned
Arrowhead Behavioral Health	Maumee, Ohio	48	Owned
Atlantic Shores Hospital	Fort Lauderdale, Florida	72	Owned
Austin Lakes Hospital	Austin, Texas	58	Leased
Austin Oaks Hospitals	Austin, Texas	80	Owned
Behavioral Educational Services	Riverdale, Florida	—	Leased
Behavioral Hospital of Bellaire	Houston, Texas	124	Leased
Belmont Pines Hospital	Youngstown, Ohio	102	Owned
Benchmark Behavioral Health System	Woods Cross, Utah	94	Owned
Bloomington Meadows Hospital	Bloomington, Indiana	78	Owned
Boulder Creek Academy	Bonners Ferry, Idaho	96	Owned
Brentwood Behavioral Health of Mississippi	Flowood, Mississippi	105	Owned
Brentwood Hospital	Shreveport, Louisiana	200	Owned
The Bridgeway	North Little Rock, Arkansas	103	Owned
Brook Hospital—Dupont	Louisville, Kentucky	88	Owned
Brook Hospital—KMI	Louisville, Kentucky	110	Owned
Brooke Glen Behavioral Hospital	Fort Washington, Pennsylvania	146	Owned
Brynn Marr Hospital	Jacksonville, North Carolina	100	Owned
Calvary Addiction Recovery Center	Phoenix, Arizona	58	Owned
Canyon Ridge Hospital	Chino, California	106	Owned
The Carolina Center for Behavioral Health	Greer, South Carolina	130	Owned
Cedar Grove Residential Treatment Center	Murfreesboro, Tennessee	36	Owned
Cedar Hills Hospital (10)	Beaverton, Oregon	89	Owned
Cedar Ridge	Oklahoma City, Oklahoma	60	Owned
Cedar Ridge Residential Treatment Center	Oklahoma City, Oklahoma	56	Owned
Cedar Springs Behavioral Health	Colorado Springs, Colorado	110	Owned
Centennial Peaks	Louisville, Colorado	72	Owned
Center for Change	Orem, Utah	58	Owned
Central Florida Behavioral Hospital	Orlando, Florida	126	Owned
Chicago Children’s Center for Behavioral Health	Chicago, Illinois	40	Leased
Clarion Psychiatric Center	Clarion, Pennsylvania	74	Owned
Coastal Behavioral Health	Savannah, Georgia	50	Owned
Coastal Harbor Treatment Center	Savannah, Georgia	145	Owned
Columbus Behavioral Center for Children and Adolescents	Columbus, Indiana	56	Owned
Community Cornerstones	Rio Piedras, Puerto Rico	—	Leased
Compass Intervention Center	Memphis, Tennessee	108	Owned
Copper Hills Youth Center	West Jordan, Utah	197	Owned
Cottonwood Treatment Center	S. Salt Lake City, Utah	86	Leased

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Crescent Pines	Stockbridge, Georgia	50	Owned
Cumberland Hall	Hopkinsville, Kentucky	97	Owned
Cumberland Hospital	New Kent, Virginia	118	Owned
Cypress Creek Hospital	Houston, Texas	96	Owned
Cygnet Hospital—Beckton	Beckton, UK	62	Owned
Cygnet Hospital—Bierley	Bierley, UK	63	Owned
Cygnet Wing—Blackheath	Blackheath, UK	32	Leased
Cygnet Lodge—Brighouse	Brighouse, UK	25	Owned
Cygnet Hospital—Derby	Derby, UK	47	Owned
Cygnet Hospital—Ealing	Ealing, UK	26	Leased
Cygnet Hospital—Godden Green	Godden Green, UK	39	Owned
Cygnet Hospital—Harrogate	Harrogate, UK	36	Owned
Cygnet Hospital—Harrow	Harrow, UK	44	Owned
Cygnet Hospital—Kewstoke	Kewstoke, UK	69	Owned
Cygnet Lodge—Lewisham	Lewisham, UK	20	Owned
Cygnet Hospital—Stevenage	Stevenage, UK	88	Owned
Cygnet Hospital—Taunton	Taunton, UK	46	Owned
Cygnet Lodge—Westlands	Westlands, UK	15	Owned
Cygnet Hospital—Wyke	Wyke, UK	47	Owned
Del Amo Hospital	Torrance, California	166	Owned
Diamond Grove Center	Louisville, Mississippi	55	Owned
Dover Behavioral Health	Dover, Delaware	73	Owned
El Paso Behavioral Health System	El Paso, Texas	163	Owned
Emerald Coast Behavioral Hospital	Panama City, Florida	86	Owned
Fairmount Behavioral Health System	Philadelphia, Pennsylvania	239	Owned
Fairfax Hospital	Kirkland, Washington	157	Owned
Fairfax Hospital—Everett	Everett, Washington	30	Leased
First Home Care (VA)	Portsmouth, Virginia	—	Leased
First Hospital Panamericano—Cidra	Cidra, Puerto Rico	165	Owned
First Hospital Panamericano—San Juan	San Juan, Puerto Rico	45	Owned
First Hospital Panamericano—Ponce	Ponce, Puerto Rico	30	Owned
Forest View Hospital	Grand Rapids, Michigan	82	Owned
Fort Lauderdale Hospital	Fort Lauderdale, Florida	100	Leased
Foundations Behavioral Health	Doylestown, Pennsylvania	106	Leased
Foundations for Living	Mansfield, Ohio	84	Owned
Fox Run Hospital	St. Clairsville, Ohio	100	Owned
Fremont Hospital	Fremont, California	148	Owned
Friends Hospital	Philadelphia, Pennsylvania	219	Owned
Garfield Park Hospital	Chicago, Illinois	88	Owned
Glen Oaks Hospital	Greenville, Texas	54	Owned
Good Samaritan Counseling Center	Anchorage, Alaska	—	Owned
Gulf Coast Youth Services	Fort Walton Beach, Florida	24	Owned
Hampton Behavioral Health Center	Westhampton, New Jersey	110	Owned
Harbour Point (Pines)	Portsmouth, Virginia	186	Owned
Hartgrove Hospital	Chicago, Illinois	150	Owned
Havenwyck Hospital	Auburn Hills, Michigan	251	Owned
Heartland Behavioral Health Services	Nevada, Missouri	151	Owned
Hermitage Hall	Nashville, Tennessee	100	Owned
Heritage Oaks Hospital	Sacramento, California	125	Owned
Hickory Trail Hospital	DeSoto, Texas	86	Owned

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Highlands Behavioral Health System	Highlands Ranch, Colorado	86	Owned
Hill Crest Behavioral Health Services	Birmingham, Alabama	219	Owned
Holly Hill Hospital	Raleigh, North Carolina	205	Owned
The Horsham Clinic	Ambler, Pennsylvania	206	Owned
Hughes Center	Danville, Virginia	56	Owned
Intermountain Hospital	Boise, Idaho	155	Owned
Kempsville Center of Behavioral Health	Norfolk, Virginia	82	Owned
KeyStone Center	Wallingford, Pennsylvania	145	Owned
Kingwood Pines Hospital	Kingwood, Texas	116	Owned
La Amistad Behavioral Health Services	Maitland, Florida	80	Owned
Lake Bridge Behavioral Health	Macon, Georgia	155	Owned
Lakeside Behavioral Health System	Memphis, Tennessee	319	Owned
Laurel Heights Hospital	Atlanta, Georgia	108	Owned
Laurel Oaks Behavioral Health Center	Dothan, Alabama	124	Owned
Laurel Ridge Treatment Center	San Antonio, Texas	250	Owned
Liberty Point Behavioral Health	Stauton, Virginia	50	Owned
Lighthouse Care Center of Augusta	Augusta, Georgia	115	Owned
Lighthouse Care Center of Conway	Conway, South Carolina	140	Owned
Lincoln Prairie Behavioral Health Center	Springfield, Illinois	97	Owned
Lincoln Trail Behavioral Health System	Radcliff, Kentucky	140	Owned
Mayhill Hospital	Denton, Texas	59	Leased
McDowell Center for Children	Dyersburg, Tennessee	32	Owned
The Meadows Psychiatric Center	Centre Hall, Pennsylvania	107	Owned
Meridell Achievement Center	Austin, Texas	134	Owned
Mesilla Valley Hospital	Las Cruces, New Mexico	120	Owned
Michiana Behavioral Health Center	Plymouth, Indiana	80	Owned
Midwest Center for Youth and Families	Kouts, Indiana	74	Owned
Millwood Hospital	Arlington, Texas	122	Leased
Mountain Youth Academy	Mountain City, Tennessee	72	Owned
Natchez Trace Youth Academy	Waverly, Tennessee	117	Owned
NDA Behavioral Health System	Mount Dora, Florida	132	Owned
Newport News Behavioral Health Center	Newport News, Virginia	108	Owned
North Spring Behavioral Healthcare	Leesburg, Virginia	82	Leased
North Star Hospital	Anchorage, Alaska	74	Owned
North Star Bragaw	Anchorage, Alaska	36	Owned
North Star DeBarr Residential Treatment Center	Anchorage, Alaska	60	Owned
North Star Palmer Residential Treatment Center	Palmer, Alaska	30	Owned
Northwest Academy	Bonners Perry, Idaho	82	Owned
Oak Plains Academy	Ashland City, Tennessee	90	Owned
Okaloosa Youth Academy	Crestview, Florida	163	Leased
Old Vineyard Behavioral Health	Winston-Salem, North Carolina	104	Owned
Palmetto Lowcountry Behavioral Health	North Charleston, South Carolina	108	Owned
Palmetto Pee Dee Behavioral Health	Florence, South Carolina	59	Leased
Palmetto Summerville	Summerville, South Carolina	60	Leased
Palm Shores Behavioral Health Center	Bradenton, Florida	62	Owned
Palo Verde Behavioral Health	Tucson, Arizona	48	Leased
Parkwood Behavioral Health System	Olive Branch, Mississippi	148	Owned
The Pavilion	Champaign, Illinois	103	Owned
Peachford Behavioral Health System of Atlanta	Atlanta, Georgia	246	Owned

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Pembroke Hospital	Pembroke, Massachusetts	120	Owned
Pinnacle Pointe Hospital	Little Rock, Arkansas	124	Owned
Poplar Springs Hospital	Petersburg, Virginia	208	Owned
Prairie St John’s	Fargo, North Dakota	142	Owned
Pride Institute	Eden Prairie, Minnesota	42	Owned
Provo Canyon School	Provo, Utah	274	Owned
Provo Canyon Behavioral Hospital	Orem, Utah	80	Owned
Psychiatric Institute of Washington	Washington, District of Columbia	124	Owned
Quail Run Behavioral Health	Phoenix, Arizona	102	Owned
The Recovery Center	Wichita Falls, Texas	34	Leased
The Ridge Behavioral Health System	Lexington, Kentucky	110	Owned
Rivendell Behavioral Health Services of Arkansas	Benton, Arkansas	77	Owned
Rivendell Behavioral Health Services of Kentucky	Bowling Green, Kentucky	125	Owned
River Crest Hospital	San Angelo, Texas	80	Owned
Riveredge Hospital	Forest Park, Illinois	210	Owned
River Oaks Hospital	New Orleans, Louisiana	126	Owned
River Park Hospital	Huntington, West Virginia	187	Owned
River Point Behavioral Health	Jacksonville, Florida	93	Owned
Rockford Center	Newark, Delaware	118	Owned
Rock River Residential Center (11)	Rockford, Illinois	59	Owned
Rolling Hills Hospital	Franklin, Tennessee	85	Owned
Roxbury	Shippensburg, Pennsylvania	112	Owned
Salt Lake Behavioral Health	Salt Lake City, Utah	118	Leased
San Marcos Treatment Center	San Marcos, Texas	265	Owned
SandyPines Hospital	Tequesta, Florida	130	Owned
Schick Shadel Hospital	Burin, Washington	60	Owned
Schick Shadel of Florida	Cooper City, Florida	60	Owned
Shadow Mountain Behavioral Health System	Tulsa, Oklahoma	249	Owned
Sierra Vista Hospital	Sacramento, California	120	Owned
St. Louis Behavioral Medicine Institute	St. Louis, Missouri	—	Owned
St. Simons by the Sea	St. Simons, Georgia	101	Owned
Spring Mountain Sahara	Las Vegas, Nevada	30	Owned
Spring Mountain Treatment Center	Las Vegas, Nevada	82	Owned
The Springs Community—Romney Marsh	Romney Marsh, UK	29	Owned
Springwoods	Fayetteville, Arkansas	80	Owned
Stonington Institute	North Stonington, Connecticut	68	Owned
Streamwood Behavioral Health	Streamwood, Illinois	178	Owned
Summit Oaks Hospital	Summit, New Jersey	126	Owned
SummitRidge	Lawrenceville, Georgia	86	Owned
Suncoast Behavioral Health Center	Bradenton, Florida	60	Owned
Tabley Nursing Home—Tabley	Tabley, UK	51	Leased
Talbott Recovery	Atlanta, Georgia	—	Owned
Texas NeuroRehab Center	Austin, Texas	151	Owned
Three Rivers Behavioral Health	West Columbia, South Carolina	118	Owned
Three Rivers Residential Treatment-Midlands Campus	West Columbia, South Carolina	59	Owned
Timberlawn Mental Health System	Dallas, Texas	144	Owned
Tupwood Gate Nursing Home	Caterham, UK	30	Owned
Turning Point Hospital	Moultrie, Georgia	59	Owned
Turning Point Youth Center	St. Johns, Michigan	60	Owned

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Two Rivers Psychiatric Hospital	Kansas City, Missouri	105	Owned
University Behavioral Center	Orlando, Florida	112	Owned
University Behavioral Health of Denton	Denton, Texas	104	Owned
Upper East TN Juvenile Detention Facility	Johnson City, Tennessee	10	Owned
Valle Vista Hospital	Greenwood, Indiana	102	Owned
Valley Hospital	Phoenix, Arizona	122	Owned
Vines Hospital	Ocala, Florida	98	Owned
Virgin Islands Behavioral Services	St. Croix, Virgin Islands	30	Owned
Virginia Beach Psychiatric Center	Virginia Beach, Virginia	100	Owned
Wekiva Springs	Jacksonville, Florida	68	Owned
Wellstone Regional Hospital	Jeffersonville, Indiana	100	Owned
West Hills Hospital	Reno, Nevada	95	Owned
West Oaks Hospital	Houston, Texas	160	Owned
Westwood Lodge Hospital	Westwood, Massachusetts	130	Owned
Willow Springs Center	Reno, Nevada	116	Owned
Windmoor Healthcare	Clearwater, Florida	144	Owned
Windsor—Laurelwood Center	Willoughby, Ohio	160	Leased
Wyoming Behavioral Institute	Casper, Wyoming	129	Owned

Surgical Hospitals, Ambulatory Surgery Centers and Radiation Oncology Centers

Name of Facility	Location	Real Property Ownership Interest
Cancer Care Institute of Carolina	Aiken, South Carolina	Owned
Cornerstone Regional Hospital (5)	Edinburg, Texas	Leased
Northwest Texas Surgery Center (6)	Amarillo, Texas	Leased
Palms Westside Clinic ASC (8)	Royal Palm Beach, Florida	Leased
Temecula Valley Day Surgery and Pain Therapy Center (7)	Murrieta, California	Leased

(1)	Desert Springs Hospital, Summerlin Hospital Medical Center, Valley Hospital Medical Center, Spring Valley Hospital Medical Center and Centennial Hills Hospital Medical Center are owned by limited liability companies (“LLCs”) in which we hold controlling, majority ownership interests of approximately 72%. The remaining minority ownership interests in these facilities are held by unaffiliated third-parties. All hospitals are managed by us.
(2)	We hold an 80% ownership interest in this facility through a general partnership interest in a limited partnership. The remaining 20% ownership interest is held by an unaffiliated third-party.
(3)	Real property leased from Universal Health Realty Income Trust.
(4)	Edinburg Regional Medical Center/Children’s Hospital, McAllen Medical Center, McAllen Heart Hospital and South Texas Behavioral Health Center are consolidated under one license operating as the South Texas Health System.
(5)	We manage and own a noncontrolling interest of approximately 50% in the entity that operates this facility.
(6)	We own a majority interest in an LLC that owns and operates this center.
(7)	We own minority interests in an LLC that owns and operates this center which is managed by a third-party.
(8)	We own a noncontrolling ownership interest of approximately 50% in the entity that operates this facility that is managed by a third-party.
(9)	We hold an 89% ownership interest in this facility through both general and limited partnership interests. The remaining 11% ownership interest is held by unaffiliated third parties.
(10)	Land of this facility is leased.
(11)	Facility scheduled to be closed during second quarter of 2015.

We own or lease medical office buildings adjoining some of our hospitals. We believe that the leases on the facilities, medical office buildings and other real estate leased or owned by us do not impose any material limitation on our operations. The aggregate lease payments on facilities leased by us were $66 million in 2014, $60 million in 2013 and $53 million in 2012.

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

In April, 2013, the OIG served facility specific subpoenas on Wekiva Springs Center and River Point Behavioral Health requesting various documents from January, 2005 to the date of the subpoenas. In July, 2013, another subpoena was issued to Wekiva Springs Center and River Point Behavioral Health requesting additional records. In October, 2013, we were advised by the DOJ’s Criminal Frauds Section that they received a referral from the DOJ Civil Division and opened an investigation of River Point Behavioral Health and Wekiva Springs Center. Subsequent subpoenas have since been issued to River Point Behavioral Health and Wekiva Springs Center requesting additional documentation. In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations which implemented provisions of the Affordable Care Act regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. In response, CMS has continued the payment suspension. River Point Behavioral Health has provided additional information to CMS in an effort to obtain relief from the payment suspension but the suspension remains in effect. In August 2014, we received notification from CMS that, effective September, 2014, the payment suspension was to be continued for another 180 days. We cannot predict if and/or when the facility’s suspended payments will resume. However, if continued for a significant period of time, the payment suspension will likely have a material adverse effect on River Point Behavioral Health’s future results of operations and financial condition. The operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations for the years ended December 31, 2014 or 2013.

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

In March, 2014, CIDs were served on Hartgrove Hospital, Rock River Academy and Streamwood Behavioral Health requesting documents and information from those facilities from January, 2008 through the date of the CID.

In September, 2014, the DOJ Civil Division advised us that they were expanding their investigation to include four additional facilities and were requesting production of documents from these facilities. These facilities are Arbour-HRI Hospital, Behavioral Hospital of Bellaire, St. Simons by the Sea, and Turning Point Care Center.

In December 2014, the DOJ Civil Division requested that Salt Lake Behavioral Health produce documents responsive to the original subpoenas issued in February, 2013.

The DOJ has advised us that the civil aspect of the coordinated investigation in connection with the behavioral health facilities named above is a False Claim Act investigation focused on billings submitted to government payers in relation to services provided at those facilities. At present, we are uncertain as to potential liability and/or financial exposure of the Company and/or named facilities, if any, in connection with these matters.

Matters Relating to Psychiatric Solutions, Inc. (“PSI”):

The following matters pertain to PSI or former PSI facilities (owned by subsidiaries of PSI) which were in existence prior to the acquisition of PSI and for which we have assumed the defense as a result of our acquisition which was completed in November, 2010:

Department of Justice Investigation of Friends Hospital:

In October, 2010, Friends Hospital in Philadelphia, Pennsylvania, received a subpoena from the DOJ requesting certain documents from the facility. The requested documents were collected and provided to the DOJ for review and examination. Another subpoena was issued to the facility in July, 2011 requesting additional documents, which have also been delivered to the DOJ. All documents requested and produced pertained to the operations of the facility while under PSI’s ownership prior to our acquisition. At present, we are uncertain as to the focus, scope or extent of the investigation, liability of the facility and/or potential financial exposure, if any, in connection with this matter.

Department of Justice Investigation of Riveredge Hospital:

In 2008, Riveredge Hospital in Chicago, Illinois received a subpoena from the DOJ requesting certain information from the facility. Additional requests for documents were also received from the DOJ in 2009 and 2010. The requested documents have been provided to the DOJ. All documents requested and produced pertained to the operations of the facility while under PSI’s ownership prior to our acquisition. At present, we are uncertain as to the focus, scope or extent of the investigation, liability of the facility and/or potential financial exposure, if any, in connection with this matter.

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

The table below sets forth, for the quarters indicated, the high and low reported closing sales prices per share reported on the New York Stock Exchange for our Class B Common Stock for the years ended December 31, 2014 and 2013:

	2014	2013
	High-Low Sales Price	High-Low Sales Price
Quarter:
1st	$85.80-$74.35	$64.38-$49.69
2nd	$98.75-$74.61	$71.20-$60.12
3rd	$114.84-$91.83	$74.99-$63.83
4th	$112.32-$97.81	$83.12-$75.67

The number of stockholders of record as of January 31, 2015, were as follows:

Class A Common	16
Class B Common	273
Class C Common	3
Class D Common	115

Stock Repurchase Programs

In various prior years, our Board of Directors has approved stock repurchase programs authorizing us to purchase shares of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. During July, 2014, our Board of Directors authorized a new stock repurchase program whereby, from time to time as conditions allow, we may spend up to $400 million to purchase shares of our Class B Common Stock on the open market or in negotiated private transactions. There is no expiration date for our stock repurchase programs. Upon approval of the new stock repurchase program, our previously announced stock repurchase program was cancelled. The following schedule provides information related to our stock repurchase program for the three months ended December 31, 2014. All of the shares repurchased during the fourth quarter of 2014 related to income tax withholding obligations resulting from the exercise of stock options and the vesting of restricted stock grants, or shares repurchased pursuant to our publicly announced stock repurchase program.

During the period of October 1, 2014 through December 31, 2014, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of dollars that may yet be purchased under the program (in thousands)
October, 2014	—	1,247	—	N/A	0	N/A	N/A	$374,789
November, 2014	—	222,206	—	N/A	221,500	$100.73	$22,312	$352,477
December, 2014	—	142,066	—	N/A	100,000	$104.28	$10,427	$342,050

Total October through December	—	365,519	—	N/A	321,500	$101.83	$32,739

Dividends

During the two years ending December 31, 2014, dividends per share were declared and paid as follows:

	2014	2013
First quarter	$.05	$.05
Second quarter	$.05	$.05
Third quarter	$.10	$.05
Fourth quarter	$.10	$.05

Total	$.30	$.20

Our Credit Agreement contains covenants that include limitations on, among other things, dividends and stock repurchases (see below in Capital Resources-Credit Facilities and Outstanding Debt Securities).

Equity Compensation

Refer to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this report for information regarding securities authorized for issuance under our equity compensation plans.

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the stock included in the Standard & Poor’s 500 Index and a Peer Group Index during the five year period ended December 31, 2014. The graph assumes an investment of $100 made in our common stock and each Index as of January 1, 2010 and has been weighted based on market capitalization. Note that our common stock price performance shown below should not be viewed as being indicative of future performance.

Companies in the peer group, which consist of companies in the S&P 500 Index or S&P MidCap 400 Index (in which we are also included), are as follows: Community Health Systems, Inc., Health Management Associates, Inc. (included until January, 2014 when it was acquired by Community Health Systems), LifePoint Hospitals, Inc., Tenet Healthcare Corporation and HCA Holdings, Inc. (included from March, 2011 at which time the company’s stock began publicly trading).

Company Name / Index	2009	2010	2011	2012	2013	2014
Universal Health Services, Inc.	$100.00	$143.16	$128.70	$162.22	$273.44	$375.52
S&P 500 Index	$100.00	$115.06	$117.49	$136.30	$180.44	$205.14
Peer Group	$100.00	$116.70	$83.18	$131.17	$193.19	$273.77

ITEM 6.	Selected Financial Data

The following table contains our selected financial data for, or as of the end of, each of the five years ended December 31, 2014. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31
	2014	2013	2012	2011	2010
Summary of Operations (in thousands)
Net revenues	$8,065,326	$7,283,822	$6,961,400	$6,760,222	$4,900,147
Income before income taxes	$929,667	$869,332	$763,663	$696,336	$428,097
Net income attributable to UHS	$545,343	$510,733	$443,446	$398,167	$230,183
Net margin	6.8%	7.0%	6.4%	5.9%	4.7%
Return on average equity	15.3%	16.8%	17.2%	18.1%	12.1%
Financial Data (in thousands)
Cash provided by operating activities	$1,035,876	$884,241	$799,231	$710,683	$501,344
Capital expenditures, net (1)	$391,150	$358,493	$363,192	$285,682	$239,274
Total assets	$8,974,443	$8,311,723	$8,200,843	$7,665,245	$7,527,936
Long-term borrowings	$3,210,215	$3,209,762	$3,727,431	$3,651,428	$3,912,102
UHS’s common stockholders’ equity	$3,735,946	$3,249,979	$2,713,345	$2,296,352	$1,978,772
Percentage of total debt to total capitalization	47%	51%	58%	61%	66%
Operating Data—Acute Care Hospitals (2)
Average licensed beds	5,776	5,652	5,563	5,567	5,530
Average available beds	5,571	5,429	5,338	5,265	5,224
Inpatient admissions	251,165	246,160	245,234	250,278	255,522
Average length of patient stay	4.6	4.5	4.5	4.5	4.4
Patient days	1,167,726	1,112,541	1,095,790	1,114,807	1,116,643
Occupancy rate for licensed beds	55%	54%	54%	55%	55%
Occupancy rate for available beds	57%	56%	56%	58%	59%
Operating Data—Behavioral Health Facilities (2)
Average licensed beds	20,231	19,940	19,258	19,178	9,415
Average available beds	20,131	19,841	19,178	19,160	9,397
Inpatient admissions	426,510	401,565	373,437	351,086	166,310
Average length of patient stay	12.9	13.3	14.0	14.6	15.1
Patient days	5,518,660	5,354,334	5,212,800	5,130,245	2,503,770
Occupancy rate for licensed beds	75%	74%	74%	73%	73%
Occupancy rate for available beds	75%	74%	74%	73%	73%
Per Share Data
Net income attributable to UHS—basic	$5.52	$5.21	$4.57	$4.09	$2.37
Net income attributable to UHS—diluted	$5.42	$5.14	$4.53	$4.04	$2.34
Dividends declared	$0.30	$0.20	$0.60	$0.20	$0.20
Other Information (in thousands)
Weighted average number of shares outstanding—basic	98,826	98,033	96,821	97,199	96,786
Weighted average number of shares and share equivalents outstanding—diluted	100,544	99,361	97,711	98,537	97,973

(1)	Amounts exclude non-cash capital lease obligations, if any.
(2)	Excludes statistical information related to divested facilities and facilities held for sale.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of February 26, 2015, we owned and/or operated 24 acute care hospitals and 216 behavioral health centers located in 37 states, Washington, D.C., the United Kingdom, Puerto Rico and the U.S. Virgin Islands. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 5 surgical hospitals and surgery and radiation oncology centers located in 4 states.

In late September, 2014, we acquired the stock of Cygnet Health Care Limited. Through this acquisition, we have added a total of 17 facilities located throughout the United Kingdom including 15 inpatient behavioral health hospitals and 2 nursing homes with a total of 723 beds.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 51% of our consolidated net revenues in 2014, 49% in 2013 and 50% in 2012. Net revenues from our behavioral health care facilities accounted for 49% of our consolidated net revenues in 2014 and 50% during each of 2013 and 2012.

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

Forward-Looking Statements and Risk Factors

You should carefully review the information contained in this Annual Report, and should particularly consider any risk factors that we set forth in this Annual Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Annual Report, we state our beliefs of future events and of our future financial performance. This Annual Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements. In evaluating those statements, you should specifically consider various factors, including the risks related to healthcare industry trends and those set forth herein in Item 1A. Risk Factors.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•	our ability to comply with the existing laws and government regulations, and/or changes in laws and government regulations;

•	an increasing number of legislative initiatives have recently been passed into law that may result in major changes in the health care delivery system on a national or state level. No assurances can be given that the implementation of these new laws will not have a material adverse effect on our business, financial condition or results of operations;

•	possible unfavorable changes in the levels and terms of reimbursement for our charges by third party payors or government based payors, including Medicare or Medicaid in the United States, and government based payors in the United Kingdom;

•	an increase in the number of uninsured and self-pay patients treated at our acute care facilities that unfavorably impacts our ability to satisfactorily and timely collect our self-pay patient accounts;

•	our ability to enter into managed care provider agreements on acceptable terms and the ability of our competitors to do the same, including contracts with United/Sierra Healthcare in Las Vegas, Nevada;

•	the outcome of known and unknown litigation, government investigations, false claim act allegations, and liabilities and other claims asserted against us and other matters as disclosed in Item 3. Legal Proceedings;

•	the potential unfavorable impact on our business of deterioration in national, regional and local economic and business conditions, including a worsening of unfavorable credit market conditions;

•	competition from other healthcare providers (including physician owned facilities) in certain markets;

•	technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare;

•	our ability to attract and retain qualified personnel, nurses, physicians and other healthcare professionals and the impact on our labor expenses resulting from a shortage of nurses and other healthcare professionals;

•	demographic changes;

•	our ability to successfully integrate and improve our recent acquisitions and the availability of suitable acquisitions and divestiture opportunities;

•	as discussed below in Sources of Revenue, we receive revenues from various state and county based programs, including Medicaid in all the states in which we operate, (we receive Medicaid revenues in excess of $90 million annually from each of Texas, Washington, D.C., Pennsylvania, California, Illinois, Nevada, Virginia and Florida); CMS-approved Medicaid supplemental programs in certain states including Texas, Oklahoma, Illinois, Mississippi, Arkansas and California, and; state Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations;

•	our ability to continue to obtain capital on acceptable terms, including borrowed funds, to fund the future growth of our business;

•	some of our acute care facilities continue to experience decreasing inpatient admission trends;

•	our financial statements reflect large amounts due from various commercial and private payors and there can be no assurance that failure of the payors to remit amounts due to us will not have a material adverse effect on our future results of operations;

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

•	the Department of Health and Human Services (“HHS”) published final regulations in July, 2010 implementing the health information technology (“HIT”) provisions of the American Recovery and Reinvestment Act (referred to as the “HITECH Act”). The final regulation defines the “meaningful use” of Electronic Health Records (“EHR”) and establishes the requirements for the Medicare and Medicaid EHR payment incentive programs. The implementation period for these new Medicare and Medicaid incentive payments started in federal fiscal year 2011 and can end as late as 2016 for Medicare and 2021 for the state Medicaid programs. Hospitals that do not qualify as a meaningful user of EHR by 2015 are subject to a reduced market basket update to the inpatient prospective payment system (“IPPS”) standardized amount in 2015 and each subsequent fiscal year. We believe that all of our acute care hospitals have met the applicable meaningful use criteria and therefore are not subject to a reduced market basked update to the IPPS standardized amount in federal fiscal year 2015. However, under the HITECH Act, hospitals must continue to meet the applicable meaningful use criteria in each fiscal year or they will be subject to a market basket update reduction in a subsequent fiscal year. Failure of our acute care hospitals to continue to meet the applicable meaningful use criteria would have an adverse effect on our future net revenues and results of operations. There will likely be timing differences in the recognition of the incentive income and expenses recorded in connection with the implementation of the EHR applications which may cause material period-to-period changes in our future results of operations;

•	in August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. The 2011 Act imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year (approximately $35 million annual reduction to our Medicare net revenues effective as of April 1, 2013) with a uniform percentage reduction across all Medicare programs. We cannot predict whether Congress will restructure the implemented Medicare payment reductions or what other federal budget deficit reduction initiatives may be proposed by Congress;

•

our accounts receivable as of December 31, 2014 and 2013 include amounts due from Illinois of approximately $44 million and $49 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $23 million as of December 31, 2014 and $28 million as of December 31, 2013, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. In addition, our accounts receivable as of December 31, 2014 and 2013 includes approximately $102 million and $62 million due from Texas in connection with Medicaid supplemental payment programs. The $102 million due from Texas as of December 31, 2014 consists of $45 million related to uncompensated care program revenues, $33 million related to disproportionate share hospital program revenues and $24 million related to Delivery Service Reform Incentive Payment program (“DSRIP”) revenues. Approximately $24 million of cash was received in January, 2015 from Texas related to the above-mentioned DSRIP receivables outstanding as of December 31, 2014. Although the accounts receivable due from Illinois and Texas could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois and/or Texas. Failure to ultimately collect all outstanding amounts due from these states would have an adverse impact on our future consolidated results of operations and cash flows. In September, 2014

CMS deferred the federal matching funds on Texas Medicaid uncompensated care payments made to providers in certain counties in Texas. Although our hospitals located in Texas were not impacted by this deferral since they are not located in the impacted geographical areas, we can provide no assurance that our hospitals will not be impacted by future deferrals if CMS expands the deferrals to other counties in Texas. In January, 2015, CMS removed the aforementioned deferral but indicated they will continue their review and assessment of the underlying uncompensated care financing arrangements to ensure compliance with the applicable federal regulations and eligibility for federal matching funds;

•	there have been several attempts in Congress to repeal or modify various provisions of the Patient Protection and Affordable Care Act (the “PPACA”). We cannot predict whether or not any of these proposed changes to the PPACA will become law and therefore can provide no assurance that changes to the PPACA, as currently implemented, will not have a material adverse effect on our future results of operations. In addition, a case currently pending before The Supreme Court of the United States, King vs. Burwell, challenges the federal government’s ability to subsidize premiums paid by certain eligible individuals that obtain health insurance policies through federally facilitated exchanges. A number of our hospitals operate in states that utilize federally facilitated exchanges. The Supreme Court of the United States’ decision in this case could result in an increased number of uninsured patients treated at our hospitals located in these states which would have an adverse impact on our future results of operations;

•	the ability to obtain adequate levels of general and professional liability insurance on current terms;

•	changes in our business strategies or development plans;

•	fluctuations in the value of our common stock, and;

•	other factors referenced herein or in our other filings with the Securities and Exchange Commission.

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

Revenue Recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 36% of our net patient revenues during 2014, 38% during 2013 and 39% during 2012. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 50% of our net patient revenues during 2014 and 49% during each of 2013 and 2012.

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

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our Consolidated Balance Sheets. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we cannot provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our results in 2014, 2013 and 2012. If it were to occur, each 1% adjustment to our estimated net Medicare revenues that are subject to retrospective review and settlement as of December 31, 2014, would change our after-tax net income by approximately $1 million.

We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. See additional disclosure below in Charity Care, Uninsured Discounts and Provision for Doubtful Accounts for our estimated uncompensated care provided and estimated cost of providing uncompensated care.

Charity Care, Uninsured Discounts and Provision for Doubtful Accounts: Collection of receivables from third-party payers and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill which is the patient’s responsibility, primarily co-payments and deductibles. We estimate our provisions for doubtful accounts based on general factors such as payer mix, the agings of the receivables and historical collection experience. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectability of the patient accounts and make adjustments to our allowances as warranted. At our acute care hospitals, third party liability accounts are pursued until all payment and adjustments are posted to the patient account. For those accounts with a patient balance after third party liability is finalized or accounts for uninsured patients, the patient receives statements and collection letters. Our hospitals establish a partial reserve for self-pay accounts in the allowance for doubtful accounts for both unbilled balances and those that have been billed and are under 90 days old. All self-pay accounts are fully reserved at 90 days from the date of discharge. Third party liability accounts are fully reserved in the allowance for doubtful accounts when the balance ages past 180 days from the date of discharge. Patients that express an inability to pay are reviewed for potential sources of financial assistance including our charity care policy. If the patient is deemed unwilling to pay, the account is written-off as bad debt and transferred to an outside collection agency for additional collection effort.

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts the reported amounts in future periods for the provision for doubtful accounts and other accounts such as Medicaid pending. Although the patient’s ultimate eligibility determination may result in amounts being reclassified among these accounts from period to period, these reclassifications did not have a material impact on our results of operations in 2014, 2013 or 2012 since our facilities make estimates at each financial reporting period to reserve for amounts that are deemed to be uncollectible.

We also provide discounts to uninsured patients (included in “uninsured discounts” amounts below) who do not qualify for Medicaid or charity care. Because we do not pursue collection of amounts classified as uninsured discounts, they are not reported in our net revenues or in our net accounts receivable. In implementing the discount policy, we first attempt to qualify uninsured patients for governmental programs, charity care or any other discount program. If an uninsured patient does not qualify for these programs, the uninsured discount is applied. Effective January 1, 2014, in response to market conditions and other considerations, we modified our uninsured discount policy and increased the discount to 60% of gross charges from 30% previously. Since we expect to collect only a small portion of amounts due from our uninsured patients, the increase in the uninsured discount in 2014 had no material impact on our net revenues, net income attributable to UHS or net accounts receivable, as compared to prior year periods. However, this change resulted in an increase in uninsured discounts and a decrease in the provision for doubtful accounts. Our accounts receivable are recorded net of allowance for doubtful accounts of $325 million and $395 million at December 31, 2014 and 2013, respectively.

Approximately 84% during 2014 and 90% during 2013 of our consolidated provision for doubtful accounts, was incurred by our acute care hospitals. Shown below is our payer mix concentrations and related aging of our billed accounts receivable, net of contractual allowances, for our acute care hospitals as of December 31, 2014 and 2013:

As of December 31, 2014:

(amounts in thousands)	0-60 days	61-120 days	121-180 days	Over 180 days
Medicare	$65,854	$3,988	$1,780	$9,138
Medicaid	11,049	7,226	4,306	11,354
Commercial insurance and other	283,565	96,973	46,344	111,875
Private pay	81,376	48,112	8,642	17,788

Total	$441,844	$156,299	$61,072	$150,155

As of December 31, 2013:

(amounts in thousands)	0-60 days	61-120 days	121-180 days	Over 180 days
Medicare	$66,125	$8,885	$2,983	$12,500
Medicaid	20,710	15,095	10,309	27,422
Commercial insurance and other	237,587	78,048	35,671	71,191
Private pay	143,683	96,294	20,983	4,354

Total	$468,105	$198,322	$69,946	$115,467

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

Self-Insured/Other Insurance Risks: We provide for self-insured risks, primarily general and professional liability claims and workers’ compensation claims. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimate of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. All relevant information, including our own historical experience is used in estimating the expected amount of claims. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Our estimated self-insured reserves are reviewed and changed, if necessary, at each reporting date and changes are recognized currently as additional expense or as a reduction of expense. In addition, we also: (i) own a commercial health insurer headquartered in Reno, Nevada, and; (ii) maintain self-insured employee benefits programs for employee healthcare and dental claims. The ultimate costs related to these programs/operations include expenses for claims incurred and paid in addition to an accrual for the estimated expenses incurred in connection with claims incurred but not yet reported. Given our significant insurance-related exposure, there can be no assurance that a sharp increase in the number and/or severity of claims asserted against us will not have a material adverse effect on our future results of operations.

Professional and General Liability and Workers Compensation Liability:

Effective November, 2010, excluding certain subsidiaries acquired since 2010 as discussed below, the vast majority of our subsidiaries are self-insured for professional and general liability exposure up to $10 million and $3 million per occurrence, respectively. Our subsidiaries were provided with several excess policies through commercial insurance carriers which provide for coverage in excess of the applicable per occurrence self-insured retention (either $3 million or $10 million) up to $250 million per occurrence and in the aggregate for claims incurred in 2014 and up to $200 million per occurrence and in the aggregate for claims incurred from 2011 through 2013. We remain liable for 10% of the claims paid pursuant to the commercially insured coverage in excess of $10 million up to $60 million per occurrence and in the aggregate.

Since our acquisition of Psychiatric Solutions, Inc. (“PSI”) in November, 2010, the former PSI subsidiaries are self-insured for professional and general liability exposure up to $3 million per occurrence. The nine behavioral health facilities acquired from Ascend Health Corporation (“Ascend”) in October, 2012 have general and professional liability policies through commercial insurance carriers which provide for up to $12 million of aggregate coverage, subject to a $100,000 per occurrence deductible. The 17 facilities acquired from Cygnet Health Care Limited (“Cygnet”), consisting of 15 inpatient behavioral health hospitals and 2 nursing homes, have policies through a commercial insurance carrier located in the United Kingdom that provides for £10 million of professional liability coverage and £25 million of general liability coverage. The facilities acquired from PSI, Ascend and Cygnet, like our other facilities, are also provided excess coverage through commercial insurance carriers for coverage in excess of the underlying commercial policy limitations, as mentioned above.

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

As of December 31, 2014, the total accrual for our professional and general liability claims was $193 million, of which $51 million is included in current liabilities. As of December 31, 2013, the total accrual for our professional and general liability claims was $206 million, of which $44 million is included in current liabilities.

We recorded reductions to our professional and general liability self-insurance reserves (relating to prior years) amounting to $20 million during 2014, $81 million during 2013 and $27 million during 2012. The favorable changes recorded during 2014 and 2012 resulted from changes in our estimated future claims payments pursuant to a reserve analysis. The favorable change in our estimated future claims payments recorded during 2013, relating to years prior to 2013, were due primarily to: (i) an increased weighting given to company-specific metrics (to 100% from 75%), and decreased general industry metrics (to 0% from 25%), related to projected incidents per exposure, historical claims experience and loss development factors; (ii) historical data which measured the realized favorable impact of medical malpractice tort reform experienced in several states in which we operate, and; (iii) a decrease in claims related to certain higher risk specialties (such as obstetrical) due to a continuation of the company-wide patient safety initiative undertaken during the last several years. As the number of our facilities and our patient volumes have increased, thereby providing for a statistically significant data group, and taking into consideration our long-history of company-specific risk management programs and claims experience, our reserve analyses have included a greater emphasis on our historical professional and general liability experience which has developed favorably as compared to general industry trends.

As of December 31, 2014, the total accrual for our workers’ compensation liability claims was $67 million, of which $32 million is included in current liabilities. As of December 31, 2013, the total accrual for our workers’ compensation liability claims was $64 million, of which $34 million is included in current liabilities. During the last three years, adjustments recorded to our prior year reserves for workers’ compensation claims did not have a material impact on our consolidated results of operations for the years ended December 31, 2014, 2013 or 2012.

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

Below is a schedule showing the changes in our general and professional liability and workers’ compensation reserves during the three years ended December 31, 2014 (amount in thousands):

	General and Professional Liability	Workers’ Compensation	Total
Balance at January 1, 2012	$292,049	$64,926	$356,975
Plus: Accrued insurance expense, net of commercial premiums paid (a)	29,152	33,508	62,660
Less: Payments made in settlement of self-insured claims	(42,602)	(32,480)	(75,082)

Balance at January 1, 2013	278,599	65,954	344,553
Plus: Accrued insurance expense, net of commercial premiums paid (a)	(35,182)	31,361	(3,821)
Less: Payments made in settlement of self-insured claims	(37,127)	(33,517)	(70,644)

Balance at January 1, 2014	206,290	63,798	270,088
Plus: Accrued insurance expense, net of commercial premiums paid (a)	22,601	36,675	59,276
Less: Payments made in settlement of self-insured claims	(35,987)	(33,659)	(69,646)

Balance at December 31, 2014	$192,904	$66,814	$259,718

(a)	General and professional liability amounts are net of adjustments recorded during each year, as discussed above.

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

Goodwill and Intangible Assets: Goodwill and indefinite-lived intangible assets are reviewed for impairment at the reporting unit level on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. We have designated September 1st as our annual impairment assessment date and performed an impairment assessment as of September 1, 2014 which indicated no impairment of goodwill or indefinite-lived intangible assets. There were also no impairments during 2013 or 2012. Future changes in the estimates used to conduct the impairment review, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill or indefinite-lived intangible assets.

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

Recent Accounting Pronouncements: For a summary of recent accounting pronouncements, please see Note 1 to the Consolidated Financial Statements Accounting Standards as included in this Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

The following table summarizes our results of operations, and is used in the discussion below, for the years ended December 31, 2014, 2013 and 2012 (dollar amounts in thousands):

	Year Ended December 31,
	2014		2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$8,764,309		$8,411,038		$7,688,071
Less: Provision for doubtful accounts	698,983		1,127,216		726,671

Net revenues	8,065,326	100.0%	7,283,822	100.0%	6,961,400	100.0%

Operating charges:
Salaries, wages and benefits	3,845,461	47.7%	3,604,620	49.5%	3,440,917	49.4%
Other operating expenses	1,782,981	22.1%	1,468,744	20.2%	1,376,122	19.8%
Supplies expense	895,693	11.1%	821,089	11.3%	799,621	11.5%
Depreciation and amortization	375,624	4.7%	337,172	4.6%	302,426	4.3%
Lease and rental expense	93,993	1.2%	97,758	1.3%	94,885	1.4%
Transaction costs	0	0.0%	0	0.0%	5,716	0.1%
Electronic health records incentive income	(27,902)	-0.3%	(61,024)	-0.8%	(30,038)	-0.4%
Costs related to extinguishment of debt	36,171	0.4%	0	0.0%	29,170	0.4%

Subtotal-operating expenses	7,002,021	86.8%	6,268,359	86.1%	6,018,819	86.5%

Income from operations	1,063,305	13.2%	1,015,463	13.9%	942,581	13.5%
Interest expense, net	133,638	1.7%	146,131	2.0%	178,918	2.6%

Income before income taxes	929,667	11.5%	869,332	11.9%	763,663	11.0%
Provision for income taxes	324,671	4.0%	315,309	4.3%	274,616	3.9%

Net income	604,996	7.5%	554,023	7.6%	489,047	7.0%
Less: Income attributable to noncontrolling interests	59,653	0.7%	43,290	0.6%	45,601	0.7%

Net income attributable to UHS	$545,343	6.8%	$510,733	7.0%	$443,446	6.4%

Year Ended December 31, 2014 as compared to the Year Ended December 31, 2013:

Net revenues increased 11% or $782 million to $8.07 billion during 2014 as compared to $7.28 billion during 2013. The increase was primarily attributable to:

•	a $557 million or 8% increase in net revenues generated at our acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”), and;

•	other combined net increase of $225 million consisting primarily of the net revenues generated during 2014 related to acquisitions made during the year including: (i) a commercial health insurer headquartered in Reno, Nevada; (ii) the 17 behavioral health facilities located in the United Kingdom acquired as part of our acquisition of Cygnet Health Care Limited, and; (iii) a 124-bed behavioral health care facility and outpatient treatment center located in Washington, D.C. Also contributing to the increase in net revenues was a full year of net revenues generated during 2014 at Temecula Valley Hospital, a 140-bed, newly constructed acute care facility that was completed and opened during the fourth quarter of 2013.

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $60 million to $930 million during 2014 as compared to $869 million during 2013. Included in our income before income taxes during 2014, as compared to 2013, was the following:

a.	an increase of $202 million at our acute care facilities as discussed below in Acute Care Hospital Services, excluding the EHR impact (as mentioned in f. below) and excluding the change resulting from the reductions to our prior year professional and general liability self-insurance reserves recorded during 2014 and 2013 (as mentioned in c. below);

b.	an increase of $57 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, excluding the change resulting from the reductions to our prior year professional and general liability self-insurance reserves during 2014 and 2013 (as mentioned in c. below);

c.	a net decrease of $61 million resulting from the change in the reductions to our professional and general liability self-insurance reserves recorded during 2014 and 2013 based upon reserve analyses, as discussed above in Professional and General Liability and Workers Compensation Liability ($20 million reduction recorded during 2014 of which $11 million was applicable to our acute care hospitals and $9 million was applicable to our behavioral health care facilities, as compared to an $81 million reduction recorded during 2013 of which $63 million was applicable to our acute care hospitals and $18 million was applicable to our behavioral health care facilities);

d.	a decrease of $48 million resulting from a charge incurred in connection with the settlement of the Garden City Employees’ Retirement System v. Psychiatric Solutions, Inc. matter, a shareholder class action lawsuit filed in 2009 against PSI and certain of its former officers alleging their violations of federal securities laws. We assumed the defense and liability of this matter as a result of our acquisition of PSI in 2010. The charge incurred during 2014 is net of approximately $17 million of commercial insurance recoveries, net of related legal fees, that we were entitled to;

e.	a decrease of $36 million recorded during 2014 in connection with the costs related to extinguishment of debt resulting primarily from the early redemption of our previously outstanding $250 million, 7.00% senior unsecured notes that were scheduled to mature in 2018 and the repayment of $550 million of borrowings pursuant to the terms of our previously outstanding Term Loan B facility which was scheduled to mature in 2016;

f.	a decrease of $27 million related to the incentive income ($28 million in 2014 and $61 million in 2013), net of related expenses ($37 million in 2014 and $43 million in 2013), recorded during each year in connection with the implementation of EHR applications at our acute care hospitals;

g.	an increase of $10 million due to the pre-tax gain realized during 2014 resulting from the divestiture of a non-operating investment (sold during the first quarter of 2014), and;

h.	$37 million of other combined net decreases.

Net income attributable to UHS increased $35 million to $545 million during 2014 as compared to $511 million during 2013. The increase consisted of:

•	an increase of $60 million in income before income taxes, as discussed above;

•	a decrease of $16 million resulting from an increase in the income attributable to noncontrolling interests, and;

•	a decrease of $9 million resulting from an increase in the provision for income taxes resulting primarily from: (i) the income tax provision on the $44 million increase in pre-tax income ($60 million increase in income before income taxes less the $16 million decrease in income resulting from an increase in the income attributable to noncontrolling interests), partially offset by; (ii) the income tax provision recorded during 2013 on the sale of Peak Behavioral Health Services (the tax basis gain realized on the sale in 2013 exceeded the gain recorded pursuant to generally accepted accounting principles), and; (iii) a decrease during 2014, as compared to 2013, to our blended effective state income tax rate.

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

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $106 million to $869 million during 2013 as compared to $764 million during 2012. Included in our income before income taxes during 2013, as compared to 2012, was the following:

a.	a decrease of $28 million at our acute care facilities as discussed below in Acute Care Hospital Services, excluding the impact of the applicable items mentioned in c., d., h., and j., below;

b.	an increase of $57 million at our behavioral health facilities, as discussed below in Behavioral Health Services, excluding the impact of the applicable items mentioned in c., and i., below;

c.	a net increase of $53 million resulting from reductions recorded during 2013 and 2012 to our professional and general liability self-insurance reserves, as discussed above in Professional and General Liability and Workers Compensation Liability ($81 million reduction recorded in 2013 of which $63 million was applicable to our acute care hospitals and $18 million was applicable to our behavioral health facilities, and $27 million reduction recorded during 2012 of which $23 million was applicable to our acute care hospitals and $4 million was applicable to our behavioral health facilities);

d.	a decrease of $33 million (net of related expenses) resulting from the pre-tax income recorded during 2012 related to an agreement, which was part of an industry-wide settlement related to underpayments of Medicare inpatient prospective payments during a number of prior years, entered into with the United States Department of Health and Human Services, the Secretary of Health and Human Services, and the Centers for Medicare and Medicaid Services;

e.	a decrease of $26 million resulting from a gain realized on the sale of an acute care hospital (Auburn Regional Medical Center) which was sold during the fourth quarter of 2012;

f.	an increase of $29 million resulting from the write-off deferred financing costs, during 2012, related to the portion of our previously outstanding Term Loan B credit facility that was extinguished during the third quarter of 2012;

g.	an increase of $33 million due to a decrease in interest expense resulting primarily from a decrease in our average effective borrowing rate during 2013 as compared to 2012 (as discussed below in Interest Expense);

h.	a net aggregate increase of $11 million resulting from the following unfavorable items recorded during 2012: (i) the revised Supplemental Security Income ratios utilized for calculating Medicare disproportionate share hospital reimbursements for federal fiscal years 2006 through 2009 ($7 million unfavorable impact), and; (ii) the write-off of receivables related to revenues recorded during 2011 at two of our acute care hospitals located in Florida resulting from reductions in certain county reimbursements due to reductions in federal matching Inter-Governmental Transfer funds ($4 million unfavorable impact);

i.	a decrease of $14 million resulting from the 2011 portion, recorded in 2012, of net Medicaid supplemental reimbursements earned pursuant to new programs initiated in certain states in which we operate behavioral health facilities, most notably the Oklahoma Supplemental Hospital Offset Payment Program which was approved during 2012, retroactive to July 1, 2011;

j.	an increase of $16 million related to the incentive income ($61 million in 2013 and $30 million in 2012), net of related expenses ($43 million in 2013 and $28 million in 2012), recorded during the each year in connection with the implementation of EHR applications at our acute care hospitals, and;

k.	$8 million of other combined net increases.

Net income attributable to UHS increased $67 million to $511 million during 2013 as compared to $443 million during 2012. The increase consisted of:

•	an increase of $106 million in income before income taxes, as discussed above;

•	an increase of $2 million resulting from a decrease in the income attributable to noncontrolling interests, and;

•	a decrease of $41 million resulting from an increase in the provision for income taxes resulting primarily from the income tax provision on the $108 million increase in pre-tax income ($106 million increase in income before income taxes plus the $2 million increase in income resulting from a decrease in the income attributable to noncontrolling interests).

Acute Care Hospital Services

Year Ended December 31, 2014 as compared to the Year Ended December 31, 2013:

Acute Care Hospitals-Same Facility Basis

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

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussions below for the years ended December 31, 2014 and 2013 (dollar amounts in thousands):

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$4,504,887		$4,581,280
Less: Provision for doubtful accounts	582,986		1,014,455

Net revenues	3,921,901	100.0%	3,566,825	100.0%
Operating charges:
Salaries, wages and benefits	1,684,286	42.9%	1,614,276	45.3%
Other operating expenses	799,805	20.4%	781,812	21.9%
Supplies expense	698,860	17.8%	641,078	18.0%
Depreciation and amortization	200,617	5.1%	191,274	5.4%
Lease and rental expense	50,367	1.3%	57,384	1.6%

Subtotal-operating expenses	3,433,935	87.6%	3,285,824	92.1%

Income from operations	487,966	12.4%	281,001	7.9%
Interest expense, net	4,305	0.1%	4,501	0.1%

Income before income taxes	483,661	12.3%	276,500	7.8%

On a same facility basis during 2014, as compared to 2013, net revenues at our acute care hospitals increased $355 million or 10%. Income before income taxes increased $207 million or 75% to $484 million or 12.3% of net revenues during 2014 as compared to $277 million or 7.8% of net revenues during 2013.

The increased income before income taxes experienced at our acute care facilities during 2014, as compared to 2013, was due in part to improving general economic conditions as well as a decrease in the number of uninsured patients treated at our hospitals. The decrease in the number of uninsured patients treated at our acute care hospitals was due primarily to the favorable impact of the Affordable Care Act which includes the expansion of Medicaid in certain states in which we operate and the enrollment of patients in newly created commercial exchanges.

Inpatient admissions to these facilities increased 0.6% during 2014, as compared to 2013, while patient days increased 3.9%. Adjusted admissions (adjusted for outpatient activity) increased 3.1% and adjusted patient days increased 6.5% during 2014, as compared to 2013. The average length of inpatient stay at these facilities was 4.7 days during 2014 and 4.5 days during 2013. The occupancy rate, based on the average available beds at these facilities, was 58% during 2014 and 56% during 2013. On a same facility basis, net revenue per adjusted admission at these facilities increased 6.6% during 2014, as compared to 2013, and net revenue per adjusted patient day increased 3.3% during 2014, as compared to 2013.

All Acute Care Hospitals

The following table summarizes the results of operations for all our acute care operations during 2014 and 2013, which includes our acute care results on a same facility basis, as well as the impact of other items as mentioned below (dollar amounts in thousands).

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$4,695,474		$4,592,102
Less: Provision for doubtful accounts	590,384		1,015,733

Net revenues	4,105,090	100.0%	3,576,369	100.0%
Operating charges:
Salaries, wages and benefits	1,728,973	42.1%	1,635,428	45.7%
Other operating expenses	920,050	22.4%	727,224	20.3%
Supplies expense	709,776	17.3%	643,169	18.0%
Depreciation and amortization	253,769	6.2%	227,368	6.4%
Lease and rental expense	50,794	1.2%	57,512	1.6%
Electronic health records incentive income	(27,902)	-0.7%	(61,024)	-1.7%

Subtotal-operating expenses	3,635,460	88.6%	3,229,677	90.3%

Income from operations	469,630	11.4%	346,692	9.7%
Interest expense, net	4,302	0.1%	4,501	0.1%

Income before income taxes	465,328	11.3%	342,191	9.6%

During 2014, as compared to 2013, net revenues at our acute care hospitals increased $529 million or 15% to $4.11 billion due primarily to: (i) a $355 million, or 10%, increase same facility revenues, as discussed above, and; (ii) other combined net increase of $174 million consisting primarily of the net revenues generated during 2014 related to the acquisition of a commercial health insurer headquartered in Reno, Nevada and a full year of net revenues generated during 2014 at Temecula Valley Hospital, a 140-bed, newly constructed acute care facility that was completed and opened during the fourth quarter of 2013.

Income before income taxes increased $123 million to $465 million or 11.3% of net revenues during 2014 as compared to $342 million or 9.6% of net revenues during 2013.

Included in these results are the following:

•	the $207 million increase in income before income taxes experienced during 2014, as compared to 2013, at our acute care hospitals, on a same facility basis, as discussed above;

•	a net decrease of $52 million net increase resulting from reductions to our professional and general liability self-insurance reserves attributable to our acute care hospitals recorded during 2014 ($11 million) and 2013 ($63 million), as discussed above in Professional and General Liability and Workers Compensation Liability;

•	a net decrease of $27 million related to the incentive income ($28 million in 2014 and $61 million in 2013), net of related expenses ($37 million in 2014 and $43 million in 2013), recorded in connection with the implementation of EHR applications at our acute care hospitals, and;

•	a net other combined decrease of $5 million consisting primarily of the decreased operating losses incurred at a Temecula Valley Hospital, offset by the operating losses incurred at a commercial health insurer acquired during 2014.

Uncompensated care (charity care and uninsured discounts):

The following table shows the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the years ended December 31, 2014, 2013 and 2012:

	(dollar amounts in thousands)
	2014		2013		2012
	Amount %		Amount %		Amount %
Charity care	$515,435	45%	$593,474	59%	$778,268	74%
Uninsured discounts	620,587	55%	405,296	41%	267,304	26%

Total uncompensated care	$1,136,022	100%	$998,770	100%	$1,045,572	100%

The provision for doubtful accounts at our acute care hospitals decreased to approximately $590 million during 2014 as compared to $1.02 billion during 2013. The decrease in the provision for doubtful accounts during 2014, as compared to 2013, was primarily due to the increase in the uninsured discount (effective January 1, 2014, as discussed above in Charity Care, Uninsured discounts and Provision for Doubtful Accounts), and reclassifications among provision for doubtful accounts and other accounts such as Medicaid pending based upon our patients’ ultimate eligibility determination, as discussed above.

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

	(amounts in thousands)
	2014	2013	2012
Estimated cost of providing charity care	$78,475	$95,675	$131,890
Estimated cost of providing uninsured discounts related care	94,484	65,338	45,299

Estimated cost of providing uncompensated care	$172,959	$161,013	$177,189

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

Inpatient admissions to these facilities increased 0.2% during 2013, as compared to 2012, while patient days increased 1.4%. Adjusted admissions increased 1.0% and adjusted patient days increased 2.2% during 2013, as compared to 2012. The average length of inpatient stay at these facilities was 4.5 days during each of 2013 and 2012. The occupancy rate, based on the average available beds at these facilities, was 56% during each of 2013 and 2012. On a same facility basis, net revenue per adjusted admission at these facilities increased 2.7% during 2013, as compared to 2012, and net revenue per adjusted patient day increased 1.5% during 2013, as compared to 2012.

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

Included in these results are the following:

•	the $15 million decrease in income before income taxes experienced during 2013, as compared to 2012, at our acute care hospitals, on a same facility basis, as discussed above;

•	a $40 million net increase resulting from reductions to our professional and general liability self-insurance reserves attributable to our acute care hospitals recorded during 2013 ($63 million) and 2012 ($23 million), as discussed above in Professional and General Liability and Workers Compensation Liability;

•	a decrease of $33 million (net of related expenses) resulting from the pre-tax income recorded during 2012 related to an agreement with the United States Department of Health and Human Services, the Secretary of Health and Human Services, and the Centers for Medicare and Medicaid Services;

•	a net aggregate increase of $11 million resulting from the following unfavorable items which were recorded during 2012: (i) the revised Supplemental Security Income ratios utilized for calculating Medicare disproportionate share hospital reimbursements for federal fiscal years 2006 through 2009 ($7 million unfavorable impact), and; (ii) the write-off of receivables related to revenues recorded during 2011 at two of our acute care hospitals located in Florida resulting from reductions in certain county reimbursements due to reductions in federal matching Inter-Governmental Transfer funds ($4 million unfavorable impact);

•	a net increase of $16 million related to the incentive income ($61 million in 2013 and $30 million in 2012), net of related expenses ($43 million in 2013 and $28 million in 2012), recorded in connection with the implementation of EHR applications at our acute care hospitals, and;

•	a net other combined decrease of $14 million consisting primarily of the operating losses incurred at a Temecula Valley Hospital that was completed and opened in October of 2013.

Behavioral Health Care Services

Year Ended December 31, 2014 as compared to the Year Ended December 31, 2013

Behavioral Health Care Facilities-Same Facility Basis

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the years ended December 31, 2014 and 2013 (dollar amounts in thousands):

	Year Ended December 31, 2014		Year Ended December 31, 2013

	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$3,962,209		$3,764,435
Less: Provision for doubtful accounts	107,498		111,308

Net revenues	3,854,711	100.0%	3,653,127	100.0%
Operating charges:
Salaries, wages and benefits	1,863,978	48.4%	1,785,006	48.9%
Other operating expenses	731,173	19.0%	669,587	18.3%
Supplies expense	178,810	4.6%	172,638	4.7%
Depreciation and amortization	109,479	2.8%	100,360	2.7%
Lease and rental expense	40,273	1.0%	38,182	1.0%

Subtotal-operating expenses	2,923,713	75.8%	2,765,773	75.7%

Income from operations	930,998	24.2%	887,354	24.3%
Interest expense, net	724	0.0%	2,079	0.1%

Income before income taxes	930,274	24.1%	885,275	24.2%

On a same facility basis during 2014, as compared to 2013, net revenues at our behavioral health care facilities increased $202 million or 6% to $3.85 billion during 2014 as compared to $3.65 billion during 2013. Income before income taxes increased $45 million or 5% to $930 million or 24.1% of net revenues during 2014 as compared to $885 million or 24.2% of net revenues during 2013.

Inpatient admissions and adjusted admissions to these facilities each increased 4.7% during 2014, as compared to 2013, while patient days and adjusted patient days each increased 1.7%. The average length of patient stay at these facilities was 12.7 days during 2014 and 13.1 days during 2013. The occupancy rate, based on the average available beds at these facilities, was 75% during each of 2014 and 2013. On a same facility basis, net revenue per adjusted admission at these facilities decreased 0.3% during 2014, as compared to 2013, and net revenue per adjusted patient day increased 2.7% during 2014, as compared to 2013.

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care facilities during 2014 and 2013 which includes our behavioral health results on a same facility basis, as well as the impact of the facilities acquired or opened within the previous twelve months and the impact of the other items as mentioned below (dollar amounts in thousands):

	Year Ended December 31, 2014		Year Ended December 31, 2013

	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$4,054,437		$3,779,237
Less: Provision for doubtful accounts	108,970		111,270

Net revenues	3,945,467	100.0%	3,667,967	100.0%
Operating charges:
Salaries, wages and benefits	1,917,927	48.6%	1,799,589	49.1%
Other operating expenses	742,145	18.8%	654,937	17.9%
Supplies expense	182,673	4.6%	173,932	4.7%
Depreciation and amortization	114,599	2.9%	102,469	2.8%
Lease and rental expense	42,138	1.1%	39,092	1.1%

Subtotal-operating expenses	2,999,482	76.0%	2,770,019	75.5%

Income from operations	945,985	24.0%	897,948	24.5%
Interest expense, net	1,917	0.0%	2,079	0.1%

Income before income taxes	944,068	23.9%	895,869	24.4%

During 2014, as compared to 2013, net revenues at our behavioral health care facilities increased 8% or $278 million to $3.95 billion during 2014 as compared to $3.67 billion during 2013. The increase in net revenues was attributable to:

•	a $202 million or 6% increase in same facility revenues, as discussed above;

•	a $65 million increase related to 2014 acquisitions including the following: (i) the 17 behavioral health facilities located in the United Kingdom acquired as part of our acquisition of Cygnet Health Care Limited, and; (ii) a 124-bed behavioral health care facility and outpatient treatment center located in Washington, D.C, and;

•	$11 million of other combined increases.

Income before income taxes increased $48 million or 5% to $944 million or 23.9% of net revenues during 2014 as compared to $896 million or 24.4% of net revenues during 2013. The increase in income before income taxes at our behavioral health facilities was attributable to:

•	a $45 million increase at our behavioral health facilities on a same facility basis, as discussed above;

•	an $11 million increase related to the acquisition of the facilities from Cygnet Health Care Limited and the 124-bed behavioral health care facility and outpatient treatment center located in Washington, D.C.;

•	a $9 million net decrease resulting from reductions to our professional and general liability self-insurance reserves applicable to our behavioral health facilities recorded during 2014 ($9 million) and 2013 ($18 million), as discussed above in Professional and General Liability and Workers Compensation Liability, and;

•	a $1 million other combined net increase.

Year Ended December 31, 2013 as compared to the Year Ended December 31, 2012

Behavioral Health Care Facilities-Same Facility Basis

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the years ended December 31, 2013 and 2012 (dollar amounts in thousands):

	Year Ended December 31, 2013		Year Ended December 31, 2012

		% of Net Revenues		% of Net Revenues
	Amount		Amount
Net revenues before provision for doubtful accounts	$3,612,023		$3,488,872
Less: Provision for doubtful accounts	104,069		90,574

Net revenues	3,507,954	100.0%	3,398,298	100.0%
Operating charges:
Salaries, wages and benefits	1,714,109	48.9%	1,685,266	49.6%
Other operating expenses	641,473	18.3%	601,442	17.7%
Supplies expense	165,675	4.7%	167,065	4.9%
Depreciation and amortization	96,934	2.8%	91,886	2.7%
Lease and rental expense	33,693	1.0%	32,507	1.0%

Subtotal-operating expenses	2,651,884	75.6%	2,578,166	75.9%

Income from operations	856,070	24.4%	820,132	24.1%
Interest expense, net	2,079	0.1%	1,816	0.1%

Income before income taxes	853,991	24.3%	818,316	24.1%

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

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care facilities for 2013 and 2012, including, for the period of January through October of 2013, the nine facilities acquired in October, 2012 from Ascend Health Corporation (the operating results for these facilities for November and December of 2013 and 2012 are included in the same facility results discussed above), as well as the impact of other items as mentioned below (dollar amounts in thousands):

	Year Ended December 31, 2013		Year Ended December 31, 2012

		% of Net Revenues		% of Net Revenues
	Amount		Amount
Net revenues before provision for doubtful accounts	$3,779,237		$3,551,511
Less: Provision for doubtful accounts	111,270		91,370

Net revenues	3,667,967	100.0%	3,460,141	100.0%
Operating charges:
Salaries, wages and benefits	1,799,589	49.1%	1,717,751	49.6%
Other operating expenses	654,937	17.9%	603,700	17.4%
Supplies expense	173,932	4.7%	169,552	4.9%
Depreciation and amortization	102,469	2.8%	94,049	2.7%
Lease and rental expense	39,092	1.1%	34,569	1.0%

Subtotal-operating expenses	2,770,019	75.5%	2,619,621	75.7%

Income from operations	897,948	24.5%	840,520	24.3%
Interest expense, net	2,079	0.1%	1,917	0.1%

Income before income taxes	895,869	24.4%	838,603	24.2%

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

Income before income taxes increased $57 million or 7% to $896 million or 24.4% of net revenues during 2013, as compared to $839 million or 24.2% of net revenues during 2012. The increase in income before income taxes at our behavioral health facilities was attributable to:

•	a $36 million increase at our behavioral health facilities on a same facility basis, as discussed above;

•	a $14 million decrease resulting from the revenues recorded during 2012 representing the 2011 portion of the net Medicaid supplemental reimbursements earned pursuant to the Oklahoma Supplemental Hospital Offset Payment Program as well as similar programs in Ohio and Indiana;

•	a $14 million net favorable increase resulting from reductions to our professional and general liability self-insurance reserves applicable to our behavioral health facilities recorded during 2013 ($18 million) and 2012 ($4 million), as discussed above in Professional and General Liability and Workers Compensation Liability, and;

•	a $21 million of other combined net increases, including the income generated at the nine facilities acquired from Ascend Health Corporation in October, 2012.

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

	Percentage of Net Patient Revenues
Acute Care and Behavioral Health Care Facilities Combined	2014	2013	2012
Third Party Payors:
Medicare	21%	23%	24%
Medicaid	15%	15%	15%
Managed Care (HMO and PPOs)	50%	49%	49%
Other Sources	14%	13%	12%

Total	100%	100%	100%

	Percentage of Net Patient Revenues
Acute Care Facilities	2014	2013	2012
Third Party Payors:
Medicare	24%	27%	28%
Medicaid	8%	8%	7%
Managed Care (HMO and PPOs)	61%	59%	58%
Other Sources	7%	6%	7%

Total	100%	100%	100%

	Percentage of Net Patient Revenues
Behavioral Health Care Facilities	2014	2013	2012
Third Party Payors:
Medicare	18%	19%	19%
Medicaid	22%	22%	23%
Managed Care (HMO and PPOs)	39%	40%	40%
Other Sources	21%	19%	18%

Total	100%	100%	100%

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

In August, 2014, CMS published its IPPS 2015 payment rule which provides for a 2.9% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform mandated adjustments are considered, without consideration for the decreases related to the required Medicare Disproportionate Share Hospital (“DSH”) payment changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments would approximate 0.6%. Including the estimated decreases to our DSH payments (–1.9%) and Medicare Outlier threshold (–0.6%), we estimate our overall decrease from the IPPS 2015 rule (covering the period of October 1, 2014 through September 30, 2015) will approximate (–1.9%), or approximately $13 million annually. This projected impact from the IPPS 2015 rule includes both the impact of the American Taxpayer Relief Act of 2012 documentation and coding adjustment and the required changes to the DSH payments related to the traditional Medicare fee for service, however, it excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, as discussed below.

In August, 2013, CMS published its final IPPS 2014 payment rule which provides for a 2.5% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform mandated adjustments are considered, we estimate our overall increase from the final federal fiscal year 2014 rule (covering the period of October 1, 2013 through September 30, 2014) approximated 1.0%. This projected impact from the IPPS 2014 final rule includes both the impact of the ATRA of 2012 documentation and coding adjustment and the required changes to the Medicare Disproportionate Share Hospital payments related to the traditional Medicare fee for service, however, it excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, as discussed below. The final rule also expands CMS’s policy under which it defines inpatient admissions to include the use of an objective time of care standard. Specifically, it would require Medicare’s external review contractors to presume that hospital inpatient admissions are reasonable and necessary when beneficiaries receive a physician order for admission and receive medically necessary services for at least two midnights (the “Two Midnight” rule). Correspondingly, under the final rule, CMS presumes that hospital services spanning less than two midnights should have been provided on an outpatient basis and paid under Medicare Part B unless the medical record contains clear documentation supporting the physician’s order and an expectation that the Medicare beneficiary would need medically necessary care for more than two midnights, or is receiving services which CMS designates as inpatient only. Our acute care hospitals have begun to comply with the Two Midnight rule and, although we are unable to determine the ultimate impact at this time, its application could have a material unfavorable impact on our future results of operations. Excluding the potential impact of the Two Midnight rule, we do not expect the final IPPS 2014 payment rule to have a material impact on our future results of operations. In February, 2014, CMS extended by an additional six months a policy under which Recovery Auditor Contractors and other Medicare review contractors will not conduct post-payment patient status reviews of inpatient hospital claims with dates of admission on or after October 1, 2013 through September 30, 2014. Due to the continued delay in awarding contracts to new Recovery Audit Contractors, beginning in August, 2014, CMS initiated modifications to the current Recovery Auditor Contractor agreements to allow the restart of some reviews.

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

In October, 2014, CMS published its Medicare Outpatient Prospective Payment System (“OPPS”) final rule for 2015. The proposed hospital market basket increase is 2.9%. The Medicare statute requires a productivity adjustment reduction of 0.5% and 0.2% reduction to the 2015 OPPS market basket resulting in a 2015 OPPS market basket update at 2.2%. In the final rule, CMS will reduce the 2015 Medicare rates for both hospital-based and community mental health center partial hospitalization programs. When other statutorily required adjustments, hospital patient service mix and the aforementioned partial hospitalization rates are considered, we estimate that our overall Medicare OPPS for 2015 will aggregate to a net increase of 0.2%. Excluding the behavioral health division partial hospitalization rate impact, our Medicare OPPS payment increase for 2015 is estimated to be 1.5%.

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

We receive Medicaid revenues in excess of $90 million annually from each of Texas, Washington, D.C., Pennsylvania, California, Illinois, Nevada, Virginia and Florida, making us particularly sensitive to reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. Based upon the state budgets for those states for the 2015 fiscal year (which generally began at various times during the second half of 2014), we estimate that, on a blended basis, our aggregate Medicaid rates were relatively unchanged from the 2014 fiscal year rates.

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

Texas Uncompensated Care/Upper Payment Limit Payments:

Certain of our acute care hospitals located in various counties of Texas (Hidalgo, Maverick, Potter and Webb) participate in Medicaid supplemental payment Section 1115 Waiver indigent care programs. Section 1115 Waiver Uncompensated Care (“UC”) payments replace the former Upper Payment Limit (“UPL”) payments. These hospitals also have affiliation agreements with third-party hospitals to provide free hospital and physician care to qualifying indigent residents of these counties. Our hospitals receive both supplemental payments from the Medicaid program and indigent care payments from third-party, affiliated hospitals. The supplemental payments are contingent on the county or hospital district making an Inter-Governmental Transfer (“IGT”) to the state Medicaid program while the indigent care payment is contingent on a transfer of funds from the applicable affiliated hospitals. However, the county or hospital district is prohibited from entering into an agreement to condition any IGT on the amount of any private hospital’s indigent care obligation. We recorded net revenues/benefit from UPL and affiliated hospital indigent care revenues of $68 million during 2014, $61 million during 2013 and $25 million during 2012, net of provider taxes (of $17 million in 2014, $10 million in 2013 and $0 in 2012). If the applicable hospital district or county makes IGTs consistent with 2014 levels, and without giving effect to potential reductions resulting from the February, 2015, THHSC proposed rule, which is discussed below, we believe we would be entitled to aggregate net revenues/benefit earned pursuant to these programs of approximately $58 million during 2015, net of provider taxes (of $11 million). On February 6, 2015, THHSC published a proposed rule that would shift $136 million in funding from the private hospital UC pool to the large public hospital UC pool for the 2014 UC program year only. THHSC has not provided an estimated impact from this proposed shift due to the fact that certain UC data elements are not yet available. As such, we are unable to estimate the impact of this proposed rule change.

On September 30, 2014, CMS notified the Texas Health and Human Services Commission that it was deferring the federal matching funds (approximately $75 million) on Texas Medicaid UC payments made to providers in certain counties. A deferral results in CMS withholding funds from the state representing the federal portion of Medicaid payments the state has previously made to providers. A deferral goes into effect when CMS questions the basis for all or part of the amount of Medicaid payments made to certain providers, and remains in place subject to CMS’s final determination. Our Texas hospitals are not located in the geographic areas impacted by this deferral. On January 7, 2015, CMS removed the aforementioned deferral but indicated they will continue their review and assessment of the underlying UC financing arrangements as to ensure their compliance with the applicable federal regulations and eligibility for federal matching dollars.

For state fiscal year 2015, Texas Medicaid will continue to operate under a CMS-approved Section 1115 five-year Medicaid waiver demonstration program. During the first five years of this program that started in state fiscal year 2012, the Texas Health and Human Services Commission (“THHSC”) transitioned away from UPL payments to new waiver incentive payment programs, UC payments and Delivery System Reform Incentive Payments (“DSRIP”). During the first year of transition, which commenced on October 1, 2011, THHSC made payments to Medicaid UPL recipient providers that received payments during the state’s prior fiscal year. During demonstration years two through five (October 1, 2012 through September 30, 2016), THHSC has, and will continue to, make incentive payments under the program after certain qualifying criteria are met by hospitals. Supplemental payments are also subject to an aggregate statewide caps based on CMS approved Medicaid waiver amounts.

Texas Delivery System Reform Incentive Payments:

In addition, the Texas Medicaid Section 1115 Waiver includes a DSRIP pool to incentivize hospitals and other providers to transform their service delivery practices to improve quality, health status, patient experience, coordination, and cost-effectiveness. DSRIP pool payments are incentive payments to hospitals and other providers that develop programs or strategies to enhance access to health care, increase the quality of care, the cost-effectiveness of care provided and the health of the patients and families served. In May, 2014, CMS formally approved specific DSRIP projects for certain of our hospitals for demonstration years 3 to 5 (our facilities did not materially participate in the DSRIP pool during demonstration years 1 or 2). DSRIP payments are contingent on the hospital meeting certain pre-determined milestones, metrics and clinical outcomes. Additionally, DSRIP payments are contingent on a governmental entity providing an IGT for the non-federal share component of the DSRIP payment. THHSC generally approves DSRIP reported metrics, milestones and clinical outcomes on a semi-annual basis in June and December. In connection with the DSRIP program and THHSC’s approval for specific programs at certain of our hospitals and availability of a governmental IGT, we recorded approximately $17 million of net revenues/benefit during 2014 applicable to the period of October 1, 2013 through September 30, 2014, net of provider taxes (of $8 million). Although we can provide no assurance that we will ultimately qualify for additional DSRIP revenues, subject to CMS’s approval and other conditions as outlined above, we estimate that we may be entitled to additional DSRIP net revenues/benefit of approximately $25 million during 2015, net of provider taxes (of $15 million).

Texas and South Carolina Medicaid Disproportionate Share Hospital Payments:

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The South Carolina and Texas DSH programs were renewed for each state’s 2014 DSH fiscal year (covering the period of October 1, 2013 through September 30,

2014). In September, 2013, the THHSC published its 2013 final DSH rule that included changes that resulted in approximately $9 million of additional reimbursements to our acute care facilities located in Texas applicable to the state’s 2013 fiscal year (which were included in our 2013 pre-tax consolidated financial results). In connection with these DSH programs, included in our financial results was an aggregate of $49 million during 2014, $54 million during 2013 and $47 million during 2012. Assuming that the Texas and South Carolina programs are renewed for each state’s 2015 and 2016 fiscal years, at amounts similar to the 2014 fiscal year estimates, we estimate our aggregate reimbursements pursuant to these programs to be approximately $49 million during 2015.

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

Various Other State Medicaid Supplemental Payment Programs:

We incur health-care related taxes (“Provider Taxes”) imposed by states in the form of a licensing fee, assessment or other mandatory payment which are related to: (i) healthcare items or services; (ii) the provision of, or the authority to provide, the health care items of services, or; (iii) the payment for the health care items or services. Such Provider Taxes are subject to various federal regulations that limit the scope and amount of the taxes that can be levied by states in order to secure federal matching funds as part of their respective state Medicaid programs. We derive a related Medicaid reimbursement benefit from assessed Provider Taxes in the form of Medicaid claims based payment increases and/or lump sum Medicaid supplemental payments. Including the impact of the programs in various states applicable to each year, and excluding the impact of various programs in Texas, as discussed above, and the Nevada SPA, as discussed below, we earned an aggregate net revenues/benefit from Medicaid supplemental payments of approximately $71 million during 2014, $69 million during 2013 and $58 million during 2012 (of which $12 million related to 2011), net of Provider Taxes (of $112 million in 2014, $74 million in 2013 and $93 million in 2012). We estimate that our aggregate net revenues/benefit from Provider Tax programs will approximate $70 million during 2015, net of Provider Taxes (of $111 million). These amounts include the impact of the CMS approved California provider tax and related Medicaid supplemental payment programs, which did not have a material impact on our operating results. The aggregate net benefit is earned from multiple states and therefore no particular state’s portion is individually material to our consolidated financial statements. However, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our consolidated future results of operations.

In Nevada, CMS approved a state plan amendment (“SPA”) in August, 2014 that implemented a hospital supplemental payment program retroactive to January 1, 2014 and effective to June 30, 2015. Included in our 2014 results of operations was approximately $10 million of net revenues earned in connection with this program. We estimate that our reimbursements pursuant to this program will approximate $7 million during 2015.

As outlined above, we receive substantial reimbursement from multiple states in connection with various supplemental Medicaid payment programs. Failure to renew these programs beyond their scheduled termination dates, failure of the public hospitals to provide the necessary IGTs for the states’ share of the DSH programs, failure of our hospitals that currently receive supplemental Medicaid revenues to qualify for future funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations.

HITECH Act: In July 2010, the Department of Health and Human Services (“HHS”) published final regulations implementing the health information technology (“HIT”) provisions of the American Recovery and Reinvestment Act (referred to as the “HITECH Act”). The final regulation defines the “meaningful use” of Electronic Health Records (“EHR”) and establishes the requirements for the Medicare and Medicaid EHR payment incentive programs. The final rule established an initial set of standards and certification criteria. The implementation period for these new Medicare and Medicaid incentive payments started in federal fiscal year 2011 and can end as late as 2016 for Medicare and 2021 for the state Medicaid programs. State Medicaid program participation in this federally funded incentive program is voluntary but all of the states in which our eligible hospitals operate have chosen to participate. Our acute care hospitals may qualify for these EHR incentive payments upon implementation of the EHR application assuming they meet the “meaningful use” criteria. The government’s ultimate goal is to promote more effective (quality) and efficient healthcare delivery through the use of technology to reduce the total cost of healthcare for all Americans and utilizing the cost savings to expand access to the healthcare system.

Pursuant to HITECH Act regulations, hospitals that do not qualify as a meaningful user of EHR by 2015 are subject to a reduced market basket update to the IPPS standardized amount in 2015 and each subsequent fiscal year. We believe that all of our acute care hospitals have met the applicable meaningful use criteria and therefore are not subject to a reduced market basked update to the IPPS standardized amount in federal fiscal year 2015. However, under the HITECH Act, hospitals must continue to meet the applicable meaningful use criteria in each fiscal year or they will be subject to a market basket update reduction in a subsequent fiscal year. Failure of our acute care hospitals to continue to meet the applicable meaningful use criteria would have an adverse effect on our future net revenues and results of operations.

Our 2014 consolidated results of operations includes an unfavorable pre-tax impact of approximately $8 million consisting of approximately $28 million of EHR incentive income less approximately $37 million of depreciation and amortization expense, plus approximately $1 million of net expense attributable to noncontrolling interests. Our 2013 consolidated results of operations includes a favorable pre-tax impact of approximately $19 million consisting of approximately $61 million of EHR incentive income less approximately $10 million of salaries, wages, benefits and other operating expenses, approximately $33 million of depreciation and amortization expense, plus approximately $1 million of net expense attributable to noncontrolling interests. Our 2012 consolidated results of operations includes a favorable pre-tax impact of approximately $3 million consisting of approximately $30 million of EHR incentive income less approximately $15 million of salaries, wages, benefits and other operating expenses, approximately $13 million of depreciation and amortization expense, plus approximately $1 million of net expense attributable to noncontrolling interests.

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

Implemented Medicare Reductions and Reforms:

•	The Reconciliation Act reduced the market basket update for inpatient and outpatient hospitals and inpatient behavioral health facilities by 0.25% in each of 2010 and 2011, by 0.10% in each of 2012 and 2013 and 0.30% in 2014.

•	The Affordable Care Act implemented certain reforms to Medicare Advantage payments, effective in 2011.

•	A Medicare shared savings program, effective in 2012.

•	A hospital readmissions reduction program, effective in 2012.

•	A value-based purchasing program for hospitals, effective in 2012.

•	A national pilot program on payment bundling, effective in 2013.

•	Reduction to Medicare disproportionate share hospital (“DSH”) payments, effective in 2014, as discussed above.

Medicaid Revisions:

•	Expanded Medicaid eligibility and related special federal payments, effective in 2014.

•	The Affordable Care Act (as amended by subsequent federal legislation) requires annual aggregate reductions in federal DSH funding from federal fiscal year (“FFY”) 2017 through FFY 2024. The aggregate annual reduction amounts are:

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

Readmission Reduction Program:

In the Affordable Care Act, Congress also mandated implementation of the hospital readmission reduction program (“HRRP”). The HRRP assesses penalties on hospitals having excess readmission rates when compared to expected rates, effective for discharges beginning October 1, 2012. In the fiscal year 2013 IPPS final rule, CMS finalized certain policies with regard to payment under the HRRP, including which hospitals are subject to the HRRP, the methodology to calculate the hospital readmission payment adjustment factor, and what portion of the IPPS payment is used to calculate the readmission adjustment factor. In the fiscal year 2014 IPPS final rule, CMS finalized revisions to the three 30-day admission measures in the program—heart failure, myocardial infarction, and pneumonia—to exclude planned readmissions. Under the Affordable Care Act, beginning in fiscal year 2015, the maximum reduction in payments under the HRRP will increase from 2% to 3%. CMS will expand the program and add two readmission measures, one, acute exacerbation of chronic obstructive pulmonary disease (COPD) and, two, patients admitted for elective total hip arthroplasty (THA) and total knee arthroplasty (TKA). In the fiscal year 2015 IPPS final rule, CMS added readmissions for coronary artery bypass graft (CABG) surgical procedures beginning in fiscal year 2017. We do not believe impact of HRRP for federal fiscal year 2014 had or will have a material adverse effect on our results of operations.

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

Other Operating Results

Combined net revenues and income/losses before income taxes from our surgical hospitals, ambulatory surgery centers and radiation oncology centers did not have a material impact on our consolidated results of operations during 2014, 2013 or 2012.

Interest Expense

Below is a schedule of our interest expense during 2014, 2013 and 2012 (amounts in thousands):

	2014	2013	2012
Revolving credit & demand notes (a.)	$2,984	$3,463	$5,766
$400 million, 7.125% Senior Notes due 2016	28,496	28,496	28,496
$250 million, 7.00% Senior Notes due 2018 (a.)	10,208	17,500	17,500
$300 million, 3.75% Senior Notes due 2019 (a.)	4,500	—	—
$300 million, 3.75% Senior Notes due 2022 (a.)	5,700	—	—
Term loan facility A/new (a.)	12,507	—	—
Term loan facility A/original (a.)	9,769	18,994	22,298
Term loan facility A2 (a.) (b.)	8,747	16,625	5,204
Term loan facility B/B1 (a.) (b.) (c.)	8,009	21,569	48,208
Accounts receivable securitization program (a.)	2,446	2,548	2,662

Subtotal-revolving credit, demand notes, senior notes, term loan facilities and accounts receivable securitization program	93,366	109,195	130,134
Interest rate swap expense, net	19,063	19,183	20,628
Amortization of financing fees	15,400	21,783	27,107
Other combined interest expense	6,346	6,645	6,800
Capitalized interest on major projects	—	(4,921)	(5,666)
Interest income	(537)	(5,754)	(85)

Interest expense, net	$133,638	$146,131	$178,918

(a.)	As discussed below in Capital Resources-Credit Facilities and Outstanding Debt Securities, during the third quarter of 2014, we completed the following financing transactions:

•	On August 7, 2014, we entered into a Fourth Amendment to our credit agreement dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012 and May 16, 2013, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders (“Credit Agreement”). The Credit Agreement, as amended, which is scheduled to mature in August, 2019, consists of: (i) an $800 million revolving credit facility, and; (ii) a $1.775 billion term loan A facility which combined our previously outstanding term loan A and term loan A2 facilities (which were scheduled to mature in 2016);

•	Repaid $550 million of outstanding borrowings pursuant to our previously outstanding term loan B facility which was scheduled to mature in 2016;

•	Increased the borrowing capacity on our existing $275 million accounts receivable securitization program (“Securitization”) to $360 million effective August 1, 2014. The Securitization, the terms of which remain the same as the previous agreement, is scheduled to mature in October, 2016;

•	Issued $300 million aggregate principal amount of 3.750% senior secured notes due in 2019;

•	Issued $300 million aggregate principal amount of 4.750% senior secured notes due in 2022, and;

•	Redeemed our previously outstanding $250 million, 7.00% senior unsecured notes due in 2018 on July 31, 2014 for an aggregate price equal to 104.56% of the principal amount (resulting in payment of an $11 million make-whole premium).

As discussed below in Costs Related to Early Extinguishment of Debt, in connection with these financing transactions, our 2014 results of operations included a $36 million pre-tax charge incurred for the costs related to the extinguishment of debt.

(b.)	In September, 2012, we completed a second amendment to our credit agreement dated November, 15, 2010, as amended. The second amendment provided for a $900 million term loan A2, which was subsequently combined into our new term loan A facility during the third quarter of 2014, as discussed above. In September, 2012, we used $700 million of the term loan A2 proceeds to repay our then outstanding, higher priced term loan B facility. The remainder of the term loan A2 proceeds was used to pay transaction-related fees and expenses and to repay other floating rate debt.

(c.)	In May, 2013 we completed a third amendment to our credit agreement dated November 15, 2010, as amended. The third amendment provided for a reduction in the interest rates payable in connection with certain borrowings outstanding at that time under the credit agreement. Specifically, we replaced our then outstanding $745.9 million senior secured term loan B with a new senior secured term loan B1 in the same amount on substantially the same terms as the term loan B, other than lower interest rates.

Interest expense decreased $12 million during 2014 to $134 million as compared to $146 million during 2013. The decrease was due primarily to: (i) a $16 million decrease in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facilities and accounts receivable securitization program due primarily to a decrease in our average outstanding borrowings as well as a decrease in our aggregate average cost of borrowings pursuant to these facilities, as discussed below; (ii) a $6 million decrease in amortization and financing fees, resulting primarily from the write-off of certain deferred financing costs and original issue discounts in connection with the financing transactions during the third quarter of 2014, as discussed above, partially offset by; (iii) $5 million of capitalized interest recorded on major projects during 2013, and; (iv) a $5 million decrease in interest income, primarily related to the interest income received from Illinois during 2013 related to delayed cash remittances to us.

The aggregate average outstanding borrowings under our revolving credit, demand notes, senior notes, term loan facilities and accounts receivable securitization program were approximately $3.2 billion during 2014 and approximately $3.5 billion during 2013. The average effective interest rate on these facilities, excluding the amortization of deferred financing costs and original issue discounts and designated interest rate swap expense was 2.9% during 2014 and 3.1% during 2013. The average effective interest rate on these facilities, including amortization of deferred financing costs and original issue discounts and designated interest rate swap expense was 3.9% during 2014 and 4.2% during 2013.

Interest expense decreased $33 million during 2013 to $146 million as compared to $179 million during 2012. The decrease was due primarily to: (i) a $21 million decrease in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facilities and accounts receivable securitization program due primarily to a decrease in our aggregate average cost of borrowings pursuant to these facilities, as discussed below; (ii) a $5 million decrease in the amortization of financing fees, and; (iii) other combined net decrease of $7 million consisting primarily of interest earned by us on delayed cash remittances paid to us from Illinois.

The aggregate average outstanding borrowings under our revolving credit, demand notes, senior notes, term loan facilities and accounts receivable securitization program were approximately $3.5 billion during each of 2013 and 2012. The average effective interest rate on these facilities, excluding the amortization of deferred financing costs and original issue discounts and designated interest rate swap expense was 3.1% during 2013 and 3.7% during 2012. The average effective interest rate on these facilities, including amortization of deferred financing costs and original issue discounts and designated interest rate swap expense was 4.2% during 2013 and 4.9% during 2012.

Costs Related to Early Extinguishment of Debt

As discussed above, in connection with various financing transactions completed during 2014, as discussed below in Capital Resources-Credit Facilities and Outstanding Debt Securities, our 2014 results of operations include a $36 million pre-tax charge incurred for the costs related to the extinguishment of debt. This charge consisted of the write-off of deferred charges ($20 million) and original issue discount on the extinguished debt ($5 million) as well as the make-whole premium paid ($11 million) on the early redemption of the $250 million, 7.00% senior unsecured notes. During 2012, in connection with the extinguishment of a portion of our previously outstanding Term Loan-B facility, we recorded a pre-tax charge of $29 million to write-off the related portion of the Term Loan-B deferred financing costs. There were no costs related to early extinguishment of debt incurred during 2013.

Transaction Costs

There were no material transaction fees incurred in 2014 or 2013. During 2012, we incurred approximately $6 million of transaction costs in connection with our acquisition of 9 behavioral health facilities acquired from Ascend Health Corporation in October, 2012. These costs consisted primarily of legal, investment banking and consulting fees.

Provision for Income Taxes and Effective Tax Rates

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for each of the years ended December 31, 2014, 2013 and 2012 (dollar amounts in thousands):

	2014	2013	2012
Provision for income taxes	$324,671	$315,309	$274,616
Income before income taxes	929,667	869,332	763,663

Effective tax rate	34.9%	36.3%	36.0%

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

The effective tax rates, as calculated by dividing the provision for income taxes by the difference in income before income taxes, minus net income attributable to noncontrolling interests, were as follows for each of the years ended December 31, 2014, 2013 and 2012 (dollar amounts in thousands):

	2014	2013	2012
Provision for income taxes	$324,671	$315,309	$274,616
Income before income taxes	929,667	869,332	763,663
Less: Net income attributable to noncontrolling interests	(59,653)	(43,290)	(45,601)

Income before income taxes and after net income attributable to noncontrolling interests	870,014	826,042	718,062

Effective tax rate	37.3%	38.2%	38.2%

The impact of the discrete tax items did not have a material impact on our provision for income taxes during 2014, 2013 or 2012. The decrease in the effective tax rate during 2014, as compared to 2013 and 2012, was due primarily to: (i) a decrease in our blended effective state income tax rate during 2014; (ii) the income tax provision recorded during 2013 on the sale of Peak Behavioral Health Services which was divested in May, 2013 (the tax basis gain realized on the sale of Peak Behavioral Health Services exceeded the gain recorded pursuant to generally accepted accounting principles), and; (iii) a decrease to our federal income tax provision relating to 2013 that was recorded during 2014.

We consider the undistributed earnings of certain of our foreign subsidiaries as of December 31, 2014, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2014, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $12 million.

Discontinued Operations

There were no material divestitures during 2014.

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

In connection with the receipt of antitrust clearance from the FTC in connection with our acquisition of PSI in November, 2010, we agreed to divest three former PSI facilities (which were divested during 2011) as well as one of our legacy behavioral health facilities in Puerto Rico, which we divested in 2012.

The following table shows the results of operations for Auburn and Peak, on a combined basis, which were reflected as discontinued operations during our period of ownership for each of the years presented herein (amounts in thousands). Since the aggregate income from discontinued operations before income tax expense for these facilities is not material to our consolidated financial statements, it is included as a reduction to other operating expenses.

	2013	2012
Net revenues	$7,813	$95,226
Income (loss) from discontinued operations, before income taxes	932	(3,472)
Gain on divestiture	3,080	26,419

Income from discontinued operations, before income tax expense	4,012	22,947
Income tax expense	(1,506)	(8,688)

Income from discontinued operations, net of income taxes	$2,506	$14,259

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

Liquidity

Year ended December 31, 2014 as compared to December 31, 2013:

Net cash provided by operating activities

Net cash provided by operating activities was $1.04 billion during 2014 as compared to $884 million during 2013. The net increase of $152 million was primarily attributable to the following:

•	a favorable change of $108 million due to an increase in net income plus/minus depreciation and amortization expense, stock-based compensation expense, net gains on sales of assets and businesses, and write-off of deferred financing costs related to extinguishment of debt;

•	a $56 million unfavorable change in accounts receivable;

•	a $48 million favorable change in other working capital accounts due primarily to an increase in accrued compensation and accounts payable;

•	a favorable change of $64 million in accrued insurance expense, net of commercial premiums paid, due primarily to an $81 million reduction recorded during 2013, as compared to $20 million during 2014, to our professional and general liability self-insurance reserves, based upon reserve analyses, and;

•	$12 million of other combined net unfavorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the year. The result is divided into the accounts receivable balance the end of the year. Our DSO were 58 days at December 31, 2014 and 56 days at each of December 31, 2013 and 2012.

Net cash used in investing activities

Net cash used in investing activities was $833 million during 2014 and $383 million during 2013.

2014:

The $833 million of net cash used in investing activities during 2014 consisted of $431 million spent/reserved related to the acquisition of businesses and property, $391 million spent on capital expenditures, $13 million spent in connection with the purchase and implementation of an electronic health records application (“EHR”), $12 million spent to increase investments of insurance subsidiary, net of $15 million received from the sale of assets and businesses.

2014 Acquisitions of Assets and Businesses:

During 2014 we spent $431 million to:

•	acquire the stock of Cygnet Health Care Limited (“Cygnet”) which consists of 17 facilities located throughout the United Kingdom including 15 inpatient behavioral health hospitals and 2 nursing homes with a total of 723 beds (during the third quarter);

•	acquire and fund the required capital reserves related to Prominence Health Plan, a commercial health insurer headquartered in Reno, Nevada (during the second quarter);

•	acquire the Psychiatric Institute of Washington, a 124-bed behavioral health care facility and outpatient treatment center located in Washington, D.C. (during the second quarter);

•	acquire the operations of Palo Verde Behavioral Health, a 48-bed behavioral health facility in Tucson, Arizona (during the first quarter);

•	acquire the real property of The Bridgeway, a 103-bed behavioral health care facility located in North Little Rock, Arkansas, that was previously leased from Universal Health Realty Income Trust (during the fourth quarter);

•	acquire the previously leased real property of Cygnet Hospital-Harrow, a 44-bed behavioral health care facility located in the United Kingdom, the operations of which were acquired as part of our acquisition of Cygnet (during the fourth quarter), and;

•	acquire physician practices.

2014 Capital Expenditures:

During 2014 we spent $391 million to finance capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities, including additional capacity added to certain of our behavioral health facilities that have operated near full capacity.

2014 Divestiture of Assets and Businesses:

During 2014 we received $15 million in connection with the divestiture of a non-operating investment (during the first quarter) and the real property of a closed behavioral health facility (during the second quarter).

2013:

The $383 million of net cash used in investing activities during 2013 consisted of $358 million spent on capital expenditures, $13 million spent on the acquisition of property and businesses, $37 million received from the sale of assets and businesses and $50 million spent in connection with the purchase and implementation of an EHR application.

2013 Capital Expenditures:

During 2013, we spent $358 million to finance capital expenditures including the construction costs related to: (i) the newly constructed Temecula Valley Hospital, a 140-bed acute care facility located in Temecula, California, that was completed and opened in October, 2013; (ii) the construction costs related to Austin Oaks Hospital, a newly constructed, 80-bed behavioral health facility located in Austin, Texas, that was completed and opened during the second quarter of 2013, and; (iii) capital expenditures related to equipment renovations and new projects at various existing facilities.

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

Net cash used in financing activities

Net cash used in financing activities was $187 million during 2014 and $507 million during 2013.

2014:

The $187 million of net cash used in financing activities during 2014 consisted of the following:

•	generated $830 million of proceeds from additional borrowings pursuant to: (i) the issuance in August of 2014 of $300 million aggregate principal amount of 3.750% senior secured notes due 2019 and the issuance of $300 million aggregate principal amount of 4.750% senior secured notes due 2022; (ii) $140 million from new borrowings pursuant to our revolving credit facility, and; (iii) $90 million of proceeds from new borrowings pursuant to our accounts receivable securitization program;

•	spent $879 million on net repayments of debt due primarily to repayments pursuant to our: (i) previously outstanding term loan B facility ($550 million); (ii) previously outstanding $250 million, 7% senior unsecured notes ($250 million); (iii) previously outstanding term loan term loan A and A2 facilities ($36 million); (iv) short-term, on-demand line of credit ($25 million); (v) new term loan A facility ($11 million), and; (vi) various other debt facilities ($7 million);

•	spent $101 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our $400 million stock repurchase program ($58 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($43 million);

•	generated $34 million of excess income tax benefits related to stock-based compensation;

•	spent $15 million in financing costs in connection with the various financing transactions as discussed below in Credit Facilities and Outstanding Debt Securities;

•	spent $30 million to pay quarterly cash dividends of $.05 per share during each of the first and second quarters and $.10 per share during the third and fourth quarters;

•	spent $34 million to pay profit distributions related to noncontrolling interests in majority owned businesses, and;

•	generated $7 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

2013:

The $507 million of net cash used in financing activities consisted of the following:

•	spent $440 million on net repayments of debt due to repayments pursuant to our previously outstanding Term Loan A and A2 facilities ($72 million), previously outstanding Term Loan B ($196 million), revolving credit ($150 million), accounts receivable securitization ($9 million) and other debt facilities ($13 million);

•	generated $16 million of proceeds from a short-term, on-demand facility and other debt;

•	spent $61 million to pay profit distributions related to noncontrolling interests in majority owned businesses;

•	spent $27 million to repurchase shares of our Class B Common Stock (in connection with income tax withholdings related to employee stock-based incentive compensation programs);

•	spent $20 million to pay quarterly cash dividends of $.05 per share;

•	generated $20 million of excess income tax benefits related to stock-based compensation, and;

•	generated $6 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

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

Net cash used in investing activities

Net cash used in investing activities was $383 million during 2013 as compared to $790 million during 2012. The factors contributing to the $383 million of net cash used in investing activities during 2013 are detailed above.

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

2012 Capital Expenditures:

During 2012, we spent $363 million to finance capital expenditures, including the following: (i) construction costs related to multiple expansion and renovation projects at various existing acute care hospitals and behavioral health facilities; (ii) construction costs related to the newly constructed Temecula Valley Hospital, and; (iii) capital expenditures for equipment at various existing facilities.

2012 Acquisitions of Assets and Businesses:

During 2012, we spent $528 million to acquire the following assets and businesses:

•	spent $503 million to acquire 9 behavioral health care facilities from Ascend Health Corporation in October, 2012, and;

•	spent $25 million in connection with the acquisition of physician practices and various real property.

2012 Divestiture of Assets and Businesses:

During 2012, we received $149 million from the divestiture of assets and businesses, including the following:

•	received $93 million for the sale of Auburn Regional Medical Center, a 159-bed acute care hospital located in Auburn, Washington (sold in October, 2012);

•	received $50 million for the sale of the Hospital San Juan Capestrano, a 108-bed acute care hospital located in Rio Piedras, Puerto Rico (sold in January, 2012 pursuant to our above-mentioned agreement with the Federal Trade Commission in connection with our acquisition of PSI in November, 2010), and;

•	received an aggregate of $6 million for the sale of the real property of two non-operating behavioral health facilities and our majority ownership interest in an outpatient surgery center located in Puerto Rico.

Net cash used in/provided by financing activities

Net cash used in financing activities was $507 million during 2013 and $27 million during 2012. The factors contributing to the $507 million of net cash used in financing activities during 2013 are detailed above.

2012:

The $27 million of net cash used in financing activities consisted of the following:

•	spent $850 million on net repayments of debt due to repayments pursuant to our previously outstanding Term Loan A and A2 facilities ($42 million), previously outstanding Term Loan B ($713 million), revolving credit ($91 million) and other debt facilities ($4 million);

•	generated $914 million of proceeds from $900 million of borrowings pursuant to our previously outstanding Term Loan A2 facility, $9 million of borrowings pursuant to our accounts receivable securitization program and $5 million of borrowings pursuant to a short-term, on-demand facility;

•	spent $27 million to pay profit distributions related to noncontrolling interests in majority owned businesses;

•	spent $19 million to repurchase shares of our Class B Common Stock (in connection with income tax withholdings related to employee stock-based incentive compensation programs);

•	spent $58 million to pay quarterly cash dividends of $.05 per share and a special dividend of $.40 per share in December, 2012;

•	generated $16 million of excess income tax benefits related to stock-based compensation;

•	spent $8 million in financing costs in connection with the amendment to our credit facility (which includes our existing revolving credit agreement, previously outstanding Term Loan A and A2 and Term Loan B facilities) which was completed during in March, 2012, and;

•	generated $5 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

2015 Expected Capital Expenditures:

During 2015, we expect to spend approximately $375 million to $400 million on capital expenditures which includes expenditures for capital equipment, renovations, new projects at existing hospitals and construction of new facilities. Approximately $155 million of our 2015 expected capital expenditures relates to completion of projects that are in progress as of December 31, 2014. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

During the third quarter of 2014, we completed the following financing transactions:

•	On August 7, 2014, we entered into a Fourth Amendment (the “Fourth Amendment”) to our credit agreement dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012 and May 16, 2013, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders (“Credit Agreement”). The Credit Agreement, as amended, which is scheduled to mature in August, 2019, consists of: (i) an $800 million revolving credit facility ($140 million of borrowings outstanding as of December 31, 2014), and; (ii) a $1.775 billion term loan A facility ($1.764 billion of borrowings outstanding as of December 31, 2014) which combined our previously outstanding term loan A and term loan A2 facilities which were scheduled to mature in 2016;

•	Repaid $550 million of outstanding borrowings pursuant to our previously outstanding term loan B facility which was scheduled to mature in 2016;

•	Increased the borrowing capacity on our existing accounts receivable securitization program (“Securitization”) to $360 million from $275 million, effective August 1, 2014. The Securitization, the terms of which remain the same as the previous agreement, as discussed below, is scheduled to mature in October, 2016;

•	Issued $300 million aggregate principal amount of 3.750% senior secured notes due in 2019 (see below for additional disclosure);

•	Issued $300 million aggregate principal amount of 4.750% senior secured notes due in 2022 (see below for additional disclosure);

•	Redeemed our previously outstanding $250 million, 7.00% senior unsecured notes due in 2018 on July 31, 2014 for an aggregate price equal to 104.56% of the principal amount.

In connection with these transactions, our 2014 results of operations included a $36 million pre-tax charge incurred for the costs related to the extinguishment of debt. This charge consisted of the write-off of deferred charges ($20 million) and original issue discount on the extinguished debt ($5 million) as well as the make-whole premium paid ($11 million) on the early redemption of the $250 million, 7.00% senior unsecured notes.

Borrowings under the Credit Agreement bear interest at either (1) the ABR rate which is defined as the rate per annum equal to, at our election: the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit and term loan-A borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit and term loan-A borrowings. As of December 31, 2014, the applicable margins were 0.50% for ABR-based loans, 1.50% for LIBOR-based loans under the revolving credit and term loan-A facilities.

As of December 31, 2014, we had $140 million of outstanding borrowings pursuant to the terms of our $800 million revolving credit facility and we had $640 million of available borrowing capacity, net of $500,000 of outstanding borrowings pursuant to a short-term, on-demand credit facility and $20 million of outstanding letters of credit. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries and guaranteed by our material subsidiaries.

Pursuant to the terms of the Fourth Amendment to our Credit Agreement, term loan-A quarterly installment payments of approximately: (i) $11 million commenced during the fourth quarter of 2014 and are scheduled to continue through September, 2016, and; (ii) $22 million are scheduled from the fourth quarter of 2016 through June, 2019. Prior to commencement of the Fourth Amendment, we made scheduled principal payments of $36 million on the term loan-A and term loan A2 facilities during 2014 and $72 million during 2013.

As discussed above, on August 1, 2014, our accounts receivable securitization program (“Securitization”), with a group of conduit lenders and liquidity banks which is scheduled to mature in October, 2016, was amended to increase the borrowing capacity to $360 million from $275 million. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At December 31, 2014, we had $330 million of outstanding borrowings and $30 million of additional capacity pursuant to the terms of our accounts receivable securitization program.

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

The average amounts outstanding during each of years 2014, 2013 and 2012 under the current and prior Credit Agreements, demand notes and accounts receivable securitization programs was $2.4 billion, $2.9 billion and $2.9 billion, respectively, with corresponding interest rates of 1.8%, 2.2% and 2.9%, respectively, including commitment and facility fees. The maximum amounts outstanding at any month-end were $2.65 billion in 2014, $3.00 billion in 2013 and $3.06 billion in 2012. The effective interest rate on our current and prior Credit Agreements, accounts receivable securitization programs, and demand notes, which includes the respective interest expense, commitment and facility fees, designated interest rate swaps expense and amortization of deferred financing costs and original issue discounts, was 3.2% in 2014, 3.6% in 2013 and 4.5% in 2012.

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of December 31, 2014.

The carrying value of our debt at December 31, 2014 and 2013 was $3.3 billion. The fair values of our debt at December 31, 2014 and 2013 were $3.3 billion and $3.4 billion, respectively. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was 47% at December 31, 2014 and 51% at December 31, 2013.

We expect to finance all capital expenditures and acquisitions, pay dividends and potentially repurchase shares of our common stock utilizing internally generated and additional funds. Additional funds may be obtained through: (i) the issuance of equity; (ii) borrowings under our existing revolving credit facility or through refinancing the existing revolving credit agreement, and/or; (iii) the issuance of other long-term debt. We believe that our operating cash flows, cash and cash equivalents, available borrowing capacity under our $800 million revolving credit facility and $360 million accounts receivable securitization program, as well as access to the capital markets, provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months. However, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2014 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $94 million consisting of: (i) $73 million related to our self-insurance programs, and; (ii) $21 million of other debt and public utility guarantees.

Obligations under operating leases for real property, real property master leases and equipment amount to $335 million as of December 31, 2014. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income. We sublease space in these buildings and any amounts received from these subleases are offset against the expense. In addition, we lease three hospital facilities from the Trust with terms expiring in 2016. These leases contain up to three 5-year renewal options. We also lease the real property of certain facilities as indicated in Item 2. Properties, as included herein.

The following represents the scheduled maturities of our contractual obligations as of December 31, 2014:

	Payments Due by Period (dollars in thousands)
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Long-term debt obligations (a)	$3,278,534	$68,319	$878,112	$2,016,805	$315,298
Estimated future interest payments on debt outstanding as of December 31, 2014 (b)	404,926	112,568	136,820	102,541	52,997
Construction commitments (c)	151,000	62,000	84,000	5,000	0
Purchase and other obligations (d)	205,275	40,805	81,170	83,300	0
Operating leases (e)	335,023	58,904	80,662	48,169	147,288
Estimated future payments for defined benefit pension plan, and other retirement plan (f)	250,818	9,021	14,853	15,799	211,145
Health and dental unpaid claims (g)	57,651	57,651	0	0	0

Total contractual cash obligations	$4,683,227	$409,268	$1,275,617	$2,271,614	$726,728

(a)	Reflects borrowings outstanding as of December 31, 2014 as discussed in Note 4 to the Consolidated Financial Statements.
(b)	Assumes that all debt outstanding as of December 31, 2014, including borrowings under our Credit Agreement, demand note and accounts receivable securitization program, remain outstanding until the final maturity of the debt agreements at the same interest rates (some of which are floating) which were in effect as of December 31, 2014. We have the right to repay borrowings upon short notice and without penalty, pursuant to the terms of the Credit Agreement, demand note and accounts receivable securitization program. Also includes the impact of various interest rate swap and cap agreements in effect as of December 31, 2014, as calculated to maturity dates utilizing the applicable floating interest rates in effect as of December 31, 2014.
(c)	Estimated construction cost of a newly constructed acute care hospital located in Henderson, Nevada. We are required to build this hospital pursuant to an agreement with a third party. In addition to this new hospital project, we had various other projects under construction as of December 31, 2014 with estimated additional cost to complete and equip of approximately $155 million. Because we can terminate substantially all of the related construction contracts at any time without paying a termination fee, these costs are excluded from the above table except for the amount contractually committed to a third-party.
(d)	Consists of: (i) $87 million related to long-term contracts with third-parties consisting primarily of certain revenue cycle data processing services for our acute care facilities; (ii) $116 million related to the future expected costs to be paid to a third-party vendor in connection with the on-going operation of an electronic health records application for each of our acute care facilities, and; (iii) a $2 million liability for physician commitments expected to be paid in the future.
(e)	Reflects our future minimum operating lease payment obligations related to our operating lease agreements outstanding as of December 31, 2014 as discussed in Note 7 to the Consolidated Financial Statements. Some of the lease agreements provide us with the option to renew the lease and our future lease obligations would change if we exercised these renewal options.
(f)	Consists of $234 million of estimated future payments related to our non-contributory, defined benefit pension plan (estimated through 2089), as disclosed in Note 8 to the Consolidated Financial Statements, and $17 million of estimated future payments related to another retirement plan liability. Included in our other non-current liabilities as of December 31, 2014 was an $11 million liability recorded in connection with the non-contributory, defined benefit pension plan and included in other non-current liabilities as of December 31, 2014 was a $14 million liability recorded in connection with the other retirement plan.
(g)	Consists of accrued and unpaid estimated claims expense incurred in connection with our commercial health insurer (Prominence Health Plan) and self-insured employee benefit plans.

As of December 31, 2014, the total accrual for our professional and general liability claims was $193 million, of which $51 million is included in other current liabilities and $142 million is included in other non-current liabilities. We exclude the $193 million for professional and general liability claims from the contractual obligations table because there are no significant contractual obligations associated with these liabilities and because of the uncertainty of the dollar amounts to be ultimately paid as well as the timing of such payments. Please see Self-Insured/Other Insurance Risks above for additional disclosure related to our professional and general liability claims and reserves.

In connection with five acute care facilities (and one additional facility currently under construction) located in Las Vegas, Nevada, the minority ownership interests of which are reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owners have certain “put rights” that, if exercisable, and if exercised, require us to purchase the minority member’s interests at fair market value. The put rights are exercisable upon the occurrence of: (i) certain specified financial conditions falling below established thresholds; (ii) breach of the management contract by the managing member (a subsidiary of ours), or; (iii) if the minority member’s ownership percentage is reduced to less than certain thresholds. In connection with a behavioral health care facility located in Philadelphia, Pennsylvania and acquired by us as part of the PSI acquisition, the minority ownership interest of which is also reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owner has a “put option” to put its entire ownership interest to us at any time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value. We exclude the approximate amount that we may be required to pay to repurchase these minority ownership interests from the contractual obligations table because of the uncertainty as to: (i) whether or not the put rights, if exercisable, will actually be exercised; (ii) the dollar amounts that would be paid if the put rights were exercised, and; (iii) the timing of such payments.

Additionally, the table above does not include $2 million of the total unrecognized tax benefits for uncertain tax positions as of December 31, 2014. Due to the high degree of uncertainty regarding the timing of potential cash flows, we cannot reasonably estimate the settlement periods for which the amounts may be utilized.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during 2014 and 2013 and determined the hedges to be highly effective. We also determined that any portion of the hedges deemed to be ineffective was de minimis and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. However, at December 31, 2014, each swap agreement entered into by us was in a net liability position which would require us to make the net settlement payments to the counterparties. We do not anticipate nonperformance by our counterparties. We do not hold or issue derivative financial instruments for trading purposes.

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

We also entered into six forward starting interest rate swaps in 2011 whereby we pay a fixed rate on a total notional amount of $425 million and receive three-month LIBOR. Three of these swaps with a total notional amount of $225 million became effective in March, 2011 and will mature in May, 2015. The average fixed rate payable on these swaps is 1.91%. The three remaining interest rate swaps with total notional amounts of $75 million, $25 million and $100 million became effective in December, 2011 and had corresponding fixed rates of 1.32%, 1.96% and 2.50%. The $75 million, $25 million, and $100 million interest rate swaps matured in December, 2012, December, 2013, and December, 2014, respectively.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based primarily on quotes from banks. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. The fair value of our interest rate swaps was a liability of $6 million at December 31, 2014, all of which is included in other current liabilities. At December 31, 2013, the fair value of our interest rate swaps was a liability of $24 million, of which $19 million was included in other current liabilities and $5 million was included in other noncurrent liabilities on the accompanying balance sheet.

The table below presents information about our long-term financial instruments that are sensitive to changes in interest rates as of December 31, 2014. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by contractual maturity dates.

Maturity Date, Fiscal Year Ending December 31

(dollars in thousands)

	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt:
Fixed rate:
Debt	$18,146	$401,970	$1,925	$2,132	$301,392	$315,298	$1,040,863
Average interest rates	5.5%	5.5%	4.4%	4.4%	4.4%	5.0%	4.9%
Variable rate:
Debt	$50,173	$385,467	$88,750	$88,750	$1,624,531		$2,237,671
Average interest rates	1.6%	1.6%	1.7%	1.7%	1.7%		1.7%
Interest rate swaps:
Notional amount	$825,000						$825,000
Average interest rates	2.3%						2.3%

As calculated based upon our variable rate debt outstanding as of December 31, 2014 that is subject to interest rate fluctuations, each 1% change in interest rates would impact our pre-tax income by approximately $14 million.

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

As of December 31, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934, as amended, and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria on Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have excluded the acquisitions made during 2014, including Cygnet Health Care Limited, Prominence Health Plan and the Psychiatric Institute of Washington, from the assessment of internal control over financial reporting as of December 31, 2014 because they were acquired by us in purchase business combinations at various times during 2014. These facilities/businesses represented approximately 6% of our consolidated total assets and 2% of our consolidated net revenues as of, and for the year ended, December 31, 2014.

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2014, based on criteria in Internal Control—Integrated Framework (2013), issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in its report which appears herein.

ITEM 9B	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014. See also “Executive Officers of the Registrant” appearing in Item 1 hereof.

ITEM 11.	Executive Compensation

There is hereby incorporated by reference the information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014.

ITEM 14.	Principal Accountant Fees and Services.

There is hereby incorporated by reference the information to appear under the caption “Relationship with Independent Auditors” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014.

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

4.8 Indenture, dated as of August 7, 2014, among Universal Health Services, Inc., its subsidiaries specified therein, MUFG Union Bank, N.A., as Trustee, JPMorgan Chase Bank, N.A., as Collateral Agent (including forms of the 3.750% Senior Secured Notes due 2019 and the 4.750% Senior Secured Notes due 2022), previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 12, 2014, is incorporated herein by reference.

4.9 Second Supplement Indenture, dated as of November 15, 2010, to the Indenture, dated January 20, 2000, between Universal Health Services, Inc. and the Bank of New York Mellon Trust company, N.A., as Trustee, previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 17, 2010, is incorporated herein by reference.

4.10 Third Supplemental Indenture, dated as of August 7, 2014, to Indenture, dated as of January 20, 2000, between Universal Health Services, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated August 12, 2014, is incorporated herein by reference.

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

10.3 Agreement, dated December 4, 2014, to renew Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

10.13* Universal Health Services, Inc. Employee Stock Purchase Plan, previously filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-122188), dated January 21, 2005 is incorporated herein by reference.

10.14* Universal Health Services, Inc. Second Amended and Restated 2005 Stock Incentive Plan, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2011, is incorporated herein by reference.

10.15* Form of Stock Option Agreement, previously filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K, dated June 8, 2005, is incorporated herein by reference.

10.16* Form of Stock Option Agreement for Non-Employee Directors, previously filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated October 3, 2005, is incorporated herein by reference.

10.17 Amendment No. 1 to the Master Lease Document, between certain subsidiaries of Universal Health Services, Inc. and Universal Health Realty Income Trust, dated April 24, 2006, previously filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.

10.18* Universal Health Services, Inc. 2010 Employees’ Restricted Stock Purchase Plan, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 20, 2010, is incorporated herein by reference.

10.19* Universal Health Services, Inc. 2010 Executive Incentive Plan, previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 20, 2010, is incorporated herein by reference.

10.20 Omnibus Amendment to Receivables Sale Agreements, dated as of October 27, 2010, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 2, 2010, is incorporated herein by reference.

10.21 Amended and Restated Credit and Security Agreement, dated as of October 27, 2010, previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 2, 2010, is incorporated herein by reference.

10.22 Second Amendment to Amended and Restated Credit and Security Agreement, dated as of October 25, 2013, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 30, 2013, is incorporated herein by reference.

10.23 Third Amendment to Amended and Restated Credit and Security Agreement, dated as of August 1, 2014, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 4, 2014, is incorporated herein by reference.

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

10.30 Fourth Amendment, dated as of August 7, 2014, to the Credit Agreement, dated as of November 15, 2010, as previously amended from time to time, by and among Universal Health Services, Inc., the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other agents party thereto, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 12, 2014, is incorporated herein by reference.

10.31 Credit Agreement, dated as of November 15, 2010 and amended and restated as of August 7, 2014, by and among Universal Health Services, Inc., the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other agents party thereto, previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 12, 2014, is incorporated herein by reference.

10.32* Form of Supplemental Life Insurance Plan and Agreement Part A: Alan B. Miller 1998 Dual Life Insurance Trust (effective December 9, 2010, by and between Universal Health Services, Inc., a Delaware corporation (the “Company”), and Anthony Pantaleoni as Trustee), previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 10, 2010, is incorporated herein by reference.

10.33* Form of Supplemental Life Insurance Plan and Agreement Part B: Alan B. Miller 2002 Trust (effective December 9, 2010, by and between Universal Health Services, Inc., a Delaware corporation (the “Company”), and Anthony Pantaleoni as Trustee), previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 10, 2010, is incorporated herein by reference.

10.34* Universal Health Services, Inc. Termination, Assignment and Release Agreement (effective December 9, 2010, by and between Universal Health Services, Inc., a Delaware corporation (the “Company”), Anthony Pantaleoni as Trustee of the Alan B. Miller 1998 Dual Life Insurance Trust, and Alan B. Miller, Executive), previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 10, 2010, is incorporated herein by reference.

10.35* Universal Health Services, Inc. Termination, Assignment and Release Agreement (effective December 9, 2010, by and between Universal Health Services, Inc., a Delaware corporation (the “Company”), Anthony Pantaleoni as Trustee of the Alan B. Miller 2002 Trust, and Alan B. Miller, Executive), previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 10, 2010, is incorporated herein by reference.

10.36 Collateral Agreement, dated as of August 7, 2014, among Universal Health Services, Inc., the subsidiary guarantors party thereto, MUFG Union Bank, N.A., as 2014 Trustee, The Bank of New York Mellon Trust Company, N.A., as 2006 Trustee, and JPMorgan Chase Bank, N.A., as collateral agent, previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated August 12, 2014, is incorporated herein by reference.

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

February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ ALAN B. MILLER Alan B. Miller	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 26, 2015

/S/ MARC D. MILLER Marc D. Miller	Director and President	February 26, 2015

/S/ LAWRENCE S. GIBBS Lawrence S. Gibbs	Director	February 26, 2015

/S/ JOHN H. HERRELL John H. Herrell	Director	February 26, 2015

/S/ ROBERT H. HOTZ Robert H. Hotz	Director	February 26, 2015

/S/ EILEEN C. MCDONNELL Eileen C. McDonnell	Director	February 26, 2015

/S/ ANTHONY PANTALEONI Anthony Pantaleoni	Director	February 26, 2015

/S/ STEVE FILTON Steve Filton	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 26, 2015

UNIVERSAL HEALTH SERVICES, INC.

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Universal Health Services, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Universal Health Services, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, financial statement schedule, and for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A as Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Cygnet Health Care Limited, Prominence Health Plan, and the Psychiatric Institute of Washington, from its assessment of internal control over financial reporting as of December 31, 2014 because the entities were acquired by the Company in purchase business combinations during 2014. We have also excluded Cygnet Health Care Limited, Prominence Health Plan, and the Psychiatric Institute of Washington from our audit of internal control over financial reporting. Cygnet Health Care Limited, Prominence Health Plan, and the Psychiatric Institute of Washington are wholly-owned subsidiaries whose total assets and total net revenues represent 6% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 26, 2015

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Net revenues before provision for doubtful accounts	$8,764,309	$8,411,038	$7,688,071
Less: Provision for doubtful accounts	698,983	1,127,216	726,671

Net revenues	8,065,326	7,283,822	6,961,400
Operating charges:
Salaries, wages and benefits	3,845,461	3,604,620	3,440,917
Other operating expenses	1,782,981	1,468,744	1,376,122
Supplies expense	895,693	821,089	799,621
Depreciation and amortization	375,624	337,172	302,426
Lease and rental expense	93,993	97,758	94,885
Transaction costs	0	0	5,716
Electronic health records incentive income	(27,902)	(61,024)	(30,038)
Costs related to extinguishment of debt	36,171	0	29,170

	7,002,021	6,268,359	6,018,819

Income from operations	1,063,305	1,015,463	942,581
Interest expense, net	133,638	146,131	178,918

Income before income taxes	929,667	869,332	763,663
Provision for income taxes	324,671	315,309	274,616

Net income	604,996	554,023	489,047
Less: Net income attributable to noncontrolling interests	59,653	43,290	45,601

Net income attributable to UHS	$545,343	$510,733	$443,446

Basic earnings per share attributable to UHS	$5.52	$5.21	$4.57

Diluted earnings per share attributable to UHS	$5.42	$5.14	$4.53

Weighted average number of common shares—basic	98,826	98,033	96,821
Add: Other share equivalents	1,718	1,328	890

Weighted average number of common shares and equivalents—diluted	100,544	99,361	97,711

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
Net income	$604,996	$554,023	$489,047
Other comprehensive income (loss):
Unrealized derivative gains (losses) on cash flow hedges	17,668	16,963	6,677
Amortization of terminated hedge	(336)	(336)	(336)
Minimum pension liability	(14,270)	14,657	4,986
Foreign currency translation adjustment	(2,431)	0	0

Other comprehensive income (loss) before tax	631	31,284	11,327
Income tax (benefit) expense related to items of other comprehensive income	1,053	11,940	4,306

Total other comprehensive income (loss), net of tax	(422)	19,344	7,021

Comprehensive income	604,574	573,367	496,068
Less: Comprehensive income attributable to noncontrolling interests	59,653	43,290	45,601

Comprehensive income attributable to UHS	$544,921	$530,077	$450,467

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(Dollar amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$32,069	$17,238
Accounts receivable, net	1,282,735	1,116,961
Supplies	108,115	101,781
Deferred income taxes	114,565	119,903
Other current assets	77,654	76,446

Total current assets	1,615,138	1,432,329

Property and Equipment
Land	435,632	388,190
Buildings and improvements	3,948,501	3,593,055
Equipment	1,648,718	1,496,707
Property under capital lease	40,782	27,636

	6,073,633	5,505,588
Accumulated depreciation	(2,532,341)	(2,249,733)

	3,541,292	3,255,855
Construction-in-progress	138,397	186,314

	3,679,689	3,442,169
Other assets:
Goodwill	3,291,213	3,049,016
Deferred charges	40,319	57,881
Other	348,084	330,328

	3,679,616	3,437,225

	$8,974,443	$8,311,723

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$68,319	$99,312
Accounts payable	336,447	276,911
Accrued liabilities
Compensation and related benefits	323,425	278,206
Interest	13,977	9,577
Taxes other than income	112,119	59,473
Other	327,094	329,282
Current federal and state income taxes	1,446	7,127

Total current liabilities	1,182,827	1,059,888

Other noncurrent liabilities	268,555	284,589
Long-term debt	3,210,215	3,209,762
Deferred income taxes	282,214	239,148
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	239,552	218,107
Equity:
Class A Common Stock, voting, $.01 par value; authorized 12,000,000 shares: issued and outstanding 6,595,708 shares in 2014 and 6,595,708 shares in 2013	66	66
Class B Common Stock, limited voting, $.01 par value; authorized 150,000,000 shares: issued and outstanding 91,427,258 shares in 2014 and 91,021,377 shares in 2013	914	910
Class C Common Stock, voting, $.01 par value; authorized 1,200,000 shares: issued and outstanding 664,000 shares in 2014 and 664,000 shares in 2013	7	7
Class D Common Stock, limited voting, $.01 par value; authorized 5,000,000 shares: issued and outstanding 29,121 shares in 2014 and 29,999 shares in 2013	0	0
Cumulative dividends	(255,196)	(225,531)
Retained earnings	4,015,387	3,499,337
Accumulated other comprehensive loss	(25,232)	(24,810)

Universal Health Services, Inc. common stockholders’ equity	3,735,946	3,249,979
Noncontrolling interest	55,134	50,250

Total Equity	3,791,080	3,300,229

	$8,974,443	$8,311,723

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands)

	Redeemable Noncontrolling Interest	Class A Common	Class B Common	Class C Common	Class D Common	Cumulative Dividends	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	UHS Common Stockholders’ Equity	Noncontrolling Interest	Total
Balance, January 1, 2012	$218,266	$66	$893	$7	$0	($147,515)	$2,494,076	($51,175)	$2,296,352	$50,766	$2,347,118
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	14	—	—	—	21,670	—	21,684	—	21,684
Repurchased	—	—	(4)	—	—	—	(19,150)	—	(19,154)	—	(19,154)
Restricted share-based compensation expense	—	—	—	—	—	—	2,308	—	2,308	—	2,308
Dividends paid	—	—	—	—	—	(58,395)	—	—	(58,395)	—	(58,395)
Stock option expense	—	—	—	—	—	—	20,083	—	20,083	—	20,083
Distributions to noncontrolling interests	(18,961)	—	—	—	—	—	—	—	—	(7,933)	(7,933)
Sale of minority ownership interests in majority owned businesses	—	—	—	—	—	—	—	—	—	(832)	(832)
Comprehensive income:
Net income	34,998	—	—	—	—	—	443,446	—	443,446	10,603	454,049
Amortization of terminated hedge (net of income tax effect of $120)	—	—	—	—	—	—	—	(216)	(216)	—	(216)
Unrealized derivative gains on cash flow hedges (net of income tax effect of $2,528)	—	—	—	—	—	—	—	4,149	4,149	—	4,149
Minimum pension liability (net of income tax effect of $1,898)	—	—	—	—	—	—	—	3,088	3,088	—	3,088

Subtotal—comprehensive income	34,998	—	—	—	—	—	443,446	7,021	450,467	10,603	461,070

Balance, December 31, 2012	$234,303	$66	$903	$7	$0	($205,910)	$2,962,433	($44,154)	$2,713,345	$52,604	$2,765,949

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands)

	Redeemable Noncontrolling Interest	Class A Common	Class B Common	Class C Common	Class D Common	Cumulative Dividends	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	UHS Common Stockholders’ Equity	Noncontrolling Interest	Total
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	11	—	—	—	26,869	—	26,880	—	26,880
Repurchased	—	—	(4)	—	—	—	(27,197)	—	(27,201)	—	(27,201)
Restricted share-based compensation expense	—	—	—	—	—	—	664	—	664	—	664
Dividends paid	—	—	—	—	—	(19,621)	—	—	(19,621)	—	(19,621)
Stock option expense	—	—	—	—	—	—	25,835	—	25,835	—	25,835
Distributions to noncontrolling interests	(48,290)	—	—	—	—	—	—	—	—	(13,039)	(13,039)
Other	—	—	—	—	—	—	—	—	—	(511)	(511)
Comprehensive income:
Net income	32,094	—	—	—	—	—	510,733	—	510,733	11,196	521,929
Amortization of terminated hedge (net of income tax effect of $120)	—	—	—	—	—	—	—	(216)	(216)	—	(216)
Unrealized derivative gains on cash flow hedges (net of income tax effect of $6,390)	—	—	—	—	—	—	—	10,573	10,573	—	10,573
Minimum pension liability (net of income tax effect of $5,670)	—	—	—	—	—	—	—	8,987	8,987	—	8,987

Subtotal—comprehensive income	32,094	—	—	—	—	—	510,733	19,344	530,077	11,196	541,273
Balance, December 31, 2013	$218,107	$66	$910	$7	$0	($225,531)	$3,499,337	($24,810)	$3,249,979	$50,250	$3,300,229

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands)

	Redeemable Noncontrolling Interest	Class A Common	Class B Common	Class C Common	Class D Common	Cumulative Dividends	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	UHS Common Stockholders’ Equity	Noncontrolling Interest	Total
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	14	—	—	—	41,787	—	41,801	—	41,801
Repurchased	—	—	(10)	—	—	—	(100,739)	—	(100,749)	—	(100,749)
Restricted share-based compensation expense	—	—	—	—	—	—	491	—	491	—	491
Dividends paid	—	—	—	—	—	(29,665)	—	—	(29,665)	—	(29,665)
Stock option expense	—	—	—	—	—	—	29,168	—	29,168	—	29,168
Distributions to noncontrolling interests	(26,016)	—	—	—	—	—	—	—	—	(7,666)	(7,666)
Other	—	—	—	—	—	—	—	—	—	358	358
Comprehensive income:
Net income	47,461	—	—	—	—	—	545,343	—	545,343	12,192	557,535
Foreign currency translation adjustments	—	—	—	—	—	—	—	(2,431)	(2,431)	—	(2,431)
Amortization of terminated hedge (net of income tax effect of $120)	—	—	—	—	—	—	—	(216)	(216)	—	(216)
Unrealized derivative gains on cash flow hedges (net of income tax effect of $6,529)	—	—	—	—	—	—	—	11,139	11,139	—	11,139
Minimum pension liability (net of income tax effect of $5,356)	—	—	—	—	—	—	—	(8,914)	(8,914)	—	(8,914)

Subtotal—comprehensive income	47,461	—	—	—	—	—	545,343	(422)	544,921	12,192	557,113

Balance, December 31, 2014	$239,552	$66	$914	$7	$0	($255,196)	$4,015,387	($25,232)	$3,735,946	$55,134	$3,791,080

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$604,996	$554,023	$489,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	375,624	337,356	308,690
Gains on sales of assets and businesses, net of losses	(7,837)	(3,114)	(27,085)
Stock-based compensation expense	31,092	27,783	22,518
Costs related to extinguishment of debt	19,730	0	29,170
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(105,708)	(49,708)	(71,068)
Accrued interest	4,400	(1,197)	152
Accrued and deferred income taxes	33,920	34,861	(5,666)
Other working capital accounts	73,912	26,234	28,554
Other assets and deferred charges	13,667	8,984	30,976
Other	2,449	23,485	6,367
Accrued insurance expense, net of commercial premiums paid	59,276	(3,821)	62,660
Payments made in settlement of self-insurance claims	(69,645)	(70,645)	(75,084)

Net cash provided by operating activities	1,035,876	884,241	799,231

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(391,150)	(358,493)	(363,192)
Acquisition of property and businesses	(431,386)	(12,636)	(527,847)
Proceeds received from sales of assets and businesses	15,178	37,482	149,311
Costs incurred for purchase and implementation of electronic health records application	(13,488)	(49,811)	(54,362)
Increase in insurance subsidiary investments	(12,000)	0	0
Return of deposit on terminated purchase agreement	0	0	6,500

Net cash used in investing activities	(832,846)	(383,458)	(789,590)

Cash Flows from Financing Activities:
Reduction of long-term debt	(879,129)	(440,224)	(849,647)
Additional borrowings	830,000	15,761	913,500
Financing costs	(14,976)	(231)	(8,283)
Repurchase of common shares	(100,749)	(27,201)	(19,154)
Dividends paid	(29,665)	(19,621)	(58,395)
Issuance of common stock	6,863	5,708	5,435
Excess income tax benefits related to stock based compensation	33,912	20,121	16,040
Profit distributions to noncontrolling interests	(33,680)	(61,329)	(26,895)

Net cash used in financing activities	(187,424)	(507,016)	(27,399)

Effect of exchange rate changes on cash and cash equivalents	(775)	0	0

Increase (decrease) in cash and cash equivalents	14,831	(6,233)	(17,758)
Cash and cash equivalents, beginning of period	17,238	23,471	41,229

Cash and cash equivalents, end of period	$32,069	$17,238	$23,471

Supplemental Disclosures of Cash Flow Information:
Interest paid, including early redemption premium and original issue discount write-off in 2014	$130,279	$131,259	$157,415

Income taxes paid, net of refunds	$258,612	$259,896	$264,824

Noncash purchases of property and equipment	$35,469	$36,212	$34,896

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

B) Revenue Recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 36% of our net patient revenues during 2014, 38% during 2013 and 39% during 2012. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 50% of our net patient revenues during 2014 and 49% during each of 2013 and 2012.

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

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our Consolidated Balance Sheets. The vast majority of the net revenues generated at our behavioral health facilities located in the United Kingdom are derived from government based payors. The funding of both federal Medicare and state Medicaid programs, and the government based payor programs in the United Kingdom, are subject to legislative and regulatory changes. As such, we cannot provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future government based reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our results in 2014, 2013 and 2012. We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. See additional disclosure below in Charity Care, Uninsured Discounts and Provision for Doubtful Accounts for our estimated uncompensated care provided and estimated cost of providing uncompensated care.

C) Charity Care, Uninsured Discounts and Provision for Doubtful Accounts: Collection of receivables from third-party payers and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill which is the patient’s responsibility, primarily co-payments and deductibles. We estimate our provisions for doubtful accounts based on general factors such as payer mix, the agings of the receivables and historical collection experience. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectability of the patient accounts and make adjustments to our allowances as warranted. At our acute care hospitals, third party liability accounts are pursued until all payment and adjustments are posted to the patient account. For those accounts with a patient balance after third party liability is finalized or accounts for uninsured patients, the patient receives statements and collection letters. Our hospitals establish a partial reserve for self-pay accounts in the allowance for doubtful accounts for both unbilled balances and those that have been billed and are under 90 days old. All self-pay accounts are fully reserved at 90 days from the date of discharge. Third party liability accounts are fully reserved in the allowance for doubtful accounts when the balance ages past 180 days from the date of discharge. Patients that express an inability to pay are reviewed for potential sources of financial assistance including our charity care policy. If the patient is deemed unwilling to pay, the account is written-off as bad debt and transferred to an outside collection agency for additional collection effort.

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts the reported amounts in future periods for the provision for doubtful accounts and other accounts such as Medicaid pending. Although the patient’s ultimate eligibility determination may result in amounts being reclassified among these accounts from period to period, these reclassifications did not have a material impact on our results of operations in 2014, 2013 or 2012 since our facilities make estimates at each financial reporting period to reserve for amounts that are deemed to be uncollectible.

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

On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. Our accounts receivable are recorded net of allowance for doubtful accounts of $325 million and $395 million at December 31, 2014 and 2013, respectively.

Uncompensated care (charity care and uninsured discounts):

The following table shows the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the years ended December 31, 2014, 2013 and 2012:

	(dollar amounts in thousands)
	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Charity care	$515,435	45%	$593,474	59%	$778,268	74%
Uninsured discounts	620,587	55%	405,296	41%	267,304	26%

Total uncompensated care	$1,136,022	100%	$998,770	100%	$1,045,572	100%

The provision for doubtful accounts at our acute care hospitals decreased to approximately $590 million during 2014 as compared to $1.02 billion during 2013. The decrease in the provision for doubtful accounts during 2014, as compared to 2013, was primarily due to the increase in the uninsured discount effective January 1, 2014, and reclassifications among provision for doubtful accounts and other accounts such as Medicaid pending based upon our patients’ ultimate eligibility determination, as discussed above.

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

	(amounts in thousands)
	2014	2013	2012
Estimated cost of providing charity care	$78,475	$95,675	$131,890
Estimated cost of providing uninsured discounts related care	94,484	65,338	45,299

Estimated cost of providing uncompensated care	$172,959	$161,013	$177,189

Our accounts receivable as of December 31, 2014 and 2013 include amounts due from Illinois of approximately $44 million and $49 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $23 million as of December 31, 2014 and $28 million as of December 31, 2013, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. In addition, our accounts receivable as of December 31, 2014 and 2013 includes approximately $102 million and $62 million due from Texas in connection with Medicaid supplemental payment programs. The $102 million due from Texas as of December 31, 2014 consists of $45 million related to uncompensated care program revenues, $33 million related to disproportionate share hospital program revenues and $24 million related to Delivery Service Reform Incentive Payment program (“DSRIP”) revenues. Approximately $24 million of cash was received in January, 2015 from Texas related to the above-mentioned DSRIP receivables outstanding as of December 31, 2014. Although the accounts receivable due from Illinois and Texas could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois and/or Texas. Failure to ultimately collect all outstanding amounts due from these states would have an adverse impact on our future consolidated results of operations and cash flows.

D) Concentration of Revenues: Our five majority owned acute care hospitals in the Las Vegas, Nevada market contributed, on a combined basis, 14% of our consolidated net revenues during each year of 2014, 2013 and 2012.

E) Accounting for Medicare and Medicaid Electronic Health Records Incentive Payments: In July 2010, the Department of Health and Human Services published final regulations implementing the health information technology provisions of the American Recovery and Reinvestment Act. The regulation defines the “meaningful use” of Electronic Health Records (“EHR”) and established the requirements for the Medicare and Medicaid EHR payment incentive programs. The implementation period for these new Medicare and Medicaid incentive payments started in federal fiscal year 2011 and can end as late as 2016 for Medicare and 2021 for the state Medicaid programs. We recognize income related to Medicare and Medicaid incentive payments using a gain contingency model that is based upon when our eligible hospitals have demonstrated “meaningful use” of certified EHR technology for the applicable period and the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available.

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

F) Cash and Cash Equivalents: We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

G) Property and Equipment: Property and Equipment: Property and equipment are stated at cost. Expenditures for renewals and improvements are charged to the property accounts. Replacements, maintenance and repairs which do not improve or extend the life of the respective asset are expensed as incurred. We remove the cost and the related accumulated depreciation from the accounts for assets sold or retired and the resulting gains or losses are included in the results of operations. Construction-in-progress includes both construction projects and equipment not yet placed into service.

We capitalize interest expense on major construction projects while in progress. There was no capitalized interest recorded during 2014. We capitalized interest on major construction projects and the development and implementation of electronic health records applications amounting to $4.9 million during 2013 and $5.7 million during 2012.

Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (twenty to forty years) and equipment (three to fifteen years). Depreciation expense (excluding discontinued operations) was $314.5 million during 2014, $285.6 million during 2013 and $270.5 million during 2012.

H) Long-Lived Assets: We review our long-lived assets, including intangible assets, for impairment whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flow. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to its estimated fair value and an impairment loss is recognized. Fair values are determined based on estimated future cash flows using appropriate discount rates.

I) Goodwill and Intangible Assets: Goodwill and indefinite-lived intangible assets are reviewed for impairment at the reporting unit level on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. We have designated September 1st as our annual impairment assessment date and performed an impairment assessment as of September 1, 2014 which indicated no impairment of goodwill or indefinite-lived intangible assets. There were also no impairments during 2013 or 2012. Future changes in the estimates used to conduct the impairment review, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill or indefinite-lived intangible assets.

Changes in the carrying amount of goodwill for the two years ended December 31, 2014 were as follows (in thousands):

	Acute Care Services	Behavioral Health Services	Total Consolidated
Balance, January 1, 2013	$382,696	$2,654,069	$3,036,765
Adjustments to goodwill (a)	315	11,936	12,251

Balance, December 31, 2013	383,011	2,666,005	3,049,016
Goodwill acquired during the period	4,088	246,124	250,212
Adjustments to goodwill (b)	0	(8,015)	(8,015)

Balance, December 31, 2014	$387,099	$2,904,114	$3,291,213

(a)	The increase in the Behavioral Health Services’ goodwill consists primarily of an amount that was reclassified from other assets.
(b)	The decrease in the Behavioral Health Services’ goodwill consists primarily of foreign currency translation adjustments.

J) Other Assets: Other assets consist primarily of amounts related to: (i) intangible assets acquired in connection with our acquisition of Psychiatric Solutions, Inc. (“PSI”) in November, 2010 and Ascend Health Corporation in October, 2012, consisting of Medicare licenses, certificates of need and contracts to manage the operations of behavioral health services owned by third-parties (PSI only); (ii) prepaid fees for various software and other applications used by our hospitals; (iii) costs incurred in connection with the purchase and implementation of an electronic health records application for each of our acute care facilities; (iv) required capital reserves related to our commercial insurer; (v) deposits; (vi) investments in various businesses, including Universal Health Realty Income Trust; (vii) the invested assets related to a deferred compensation plan that is held by an independent trustee in a rabbi-trust and that has a related payable included in other noncurrent liabilities; (viii) the estimated future payments related to physician-related contractual commitments, as discussed below, and; (ix) other miscellaneous assets. As of December 31, 2014 and 2013, other intangible assets, net of accumulated amortization, were approximately $98 million and $97 million, respectively.

K) Physician Guarantees and Commitments: As of December 31, 2014 and 2013, our accrued liabilities-other, and our other assets included $2 million and $3 million, respectively, of estimated future payments related to physician-related contractual commitments. The $2 million of potential future financial obligations outstanding as of December 31, 2014 are potential 2015 obligations.

L) Self-Insured/Other Insurance Risks: We provide for self-insured risks, primarily general and professional liability claims and workers’ compensation claims. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimate of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. All relevant information, including our own historical experience is used in estimating the expected amount of claims. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Our estimated self-insured reserves are reviewed and changed, if necessary, at each reporting date and changes are recognized currently as additional expense or as a reduction of expense. See Note 8 for discussion of adjustments to our prior year reserves for claims related to our self-insured general and professional liability and workers’ compensation liability.

In addition, we also: (i) own a commercial health insurer headquartered in Reno, Nevada, and; (ii) maintain self-insured employee benefits programs for employee healthcare and dental claims. The ultimate costs related to these programs/operations include expenses for claims incurred and paid in addition to an accrual for the estimated expenses incurred in connection with claims incurred but not yet reported. Given our significant insurance-related exposure, there can be no assurance that a sharp increase in the number and/or severity of claims asserted against us will not have a material adverse effect on our future results of operations.

M) Income Taxes: Deferred tax assets and liabilities are recognized for the amount of taxes payable or deductible in future years as a result of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. We believe that future income will enable us to realize our deferred tax assets net of recorded valuation allowances relating to state net operating loss carry-forwards.

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. Our tax returns have been examined by the Internal Revenue Service (“IRS”) through the year ended December 31, 2006. We believe that adequate accruals have been provided for federal, foreign and state taxes. See Note 6—Income Taxes, for additional disclosure.

N) Other Noncurrent Liabilities: Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves, pension and deferred compensation liabilities, and a liability incurred in connection with split-dollar life insurance agreements on the lives of our chief executive officer and his wife.

O) Redeemable Noncontrolling Interests and Noncontrolling Interest: Outside owners hold noncontrolling, minority ownership interests of: (i) approximately 28% in our five acute care facilities (and one additional facility currently under construction) located in Las Vegas, Nevada; (ii) 20% in an acute care facility located in Washington, D.C.; (iii) approximately 11% in an acute care facility located in Laredo, Texas, and; (iv) 20% in a behavioral health care facility located in Philadelphia, Pennsylvania. The redeemable noncontrolling interest balances of $240 million as of December 31, 2014 and $218 million as of December 31, 2013, and the noncontrolling interest balances of $55 million as of December 31, 2014 and $50 million as of December 31, 2013, consist primarily of the third-party ownership interests in these hospitals.

In connection with five acute care facilities (and an additional facility currently under construction) located in Las Vegas, Nevada, the minority ownership interests of which are reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owners have certain “put rights” that, if exercisable, and if exercised, require us to purchase the minority member’s interests at fair market value. The put rights are exercisable upon the occurrence of: (i) certain specified financial conditions falling below established thresholds; (ii) breach of the management contract by the managing member (a subsidiary of ours), or; (iii) if the minority member’s ownership percentage is reduced to less than certain thresholds. In connection with a behavioral health care facility located in Philadelphia, Pennsylvania and acquired by us as part of the PSI acquisition, the minority ownership interest of which is also reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owner has a “put option” to put its entire ownership interest to us at any time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value.

P) Accumulated Other Comprehensive Income: The accumulated other comprehensive income (“AOCI”) component of stockholders’ equity includes: net unrealized gains and losses on effective cash flow hedges, foreign currency translation adjustments and the net minimum pension liability of a non-contributory defined benefit pension plan which covers employees at one of our subsidiaries. See Note 10, “Pension Plan” for additional disclosure regarding the defined benefit pension plan.

The amounts recognized in AOCI for the two years ended December 31, 2014 were as follows (in thousands):

	Net Unrealized Gains (Losses) on Effective Cash Flow Hedges	Foreign Currency Translation Adjustment	Minimum Pension Liability	Total AOCI
Balance, January 1, 2013, net of income tax	$(24,527)	$0	$(19,627)	$(44,154)
2013 activity:
Pretax amount	16,627	0	14,657	31,284
Income tax effect	(6,270)	0	(5,670)	(11,940)

Change, net of income tax	10,357	0	8,987	19,344

Balance, January 1, 2014, net of income tax	(14,170)	0	(10,640)	(24,810)
2014 activity:
Pretax amount	17,332	(2,431)	(14,270)	631
Income tax effect	(6,409)	0	5,356	(1,053)

Change, net of income tax	10,923	(2,431)	(8,914)	(422)

Balance, December 31, 2014, net of income tax	$(3,247)	$(2,431)	$(19,554)	$(25,232)

Q) Accounting for Derivative Financial Investments and Hedging Activities: We manage our ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this risk in a cost-effective manner, we, from time to time, enter into interest rate swap agreements in which we agree to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts.

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

R) Stock-Based Compensation: At December 31, 2014, we have a number of stock-based employee compensation plans. Pursuant to the FASB’s guidance, we expense the grant-date fair value of stock options and other equity-based compensation pursuant to the straight-line method over the stated vesting period of the award using the Black-Scholes option-pricing model.

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

S) Earnings per Share: Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

	Twelve Months Ended December 31,
	2014	2013	2012
Basic and diluted:
Net Income	$604,996	$554,023	$489,047
Less: Net income attributable to noncontrolling interest	(59,653)	(43,290)	(45,601)
Less: Net income attributable to unvested restricted share grants	(236)	(294)	(497)

Net income attributable to UHS—basic and diluted	$545,107	$510,439	$442,949

Basic earnings per share attributable to UHS:
Weighted average number of common shares—basic	98,826	98,033	96,821

Total basic earnings per share	$5.52	$5.21	$4.57

Diluted earnings per share attributable to UHS:
Weighted average number of common shares	98,826	98,033	96,821
Net effect of dilutive stock options and grants based on the treasury stock method	1,718	1,328	890

Weighted average number of common shares and equivalents—diluted	100,544	99,361	97,711

Total diluted earnings per share	$5.42	$5.14	$4.53

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all years presented above, excludes certain outstanding stock options applicable to each year since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 2,250 during 2014, 4,000 during 2013, and 2.0 million during 2012.

T) Fair Value of Financial Instruments: The fair values of our registered debt and investments are based on quoted market prices. The fair values of other long-term debt, including capital lease obligations, are estimated by discounting cash flows using period-end interest rates and market conditions for instruments with similar maturities and credit quality. The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, and short-term borrowings approximates their fair values due to the short-term nature of these instruments. Accordingly, these items have been excluded from the fair value disclosures included elsewhere in these notes to consolidated financial statements.

U) Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

V) Mergers and Acquisitions: The acquisition method of accounting for business combinations requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values with limited exceptions. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs and costs to restructure the acquired company are expensed as incurred. The fair value of intangible assets, including Medicare Licenses, Certificates of Need, and certain contracts, is based on significant judgments made by our management, and accordingly, for significant items we typically obtain assistance from third party valuation specialists.

W) GPO Agreement/Minority Ownership Interest: During 2013, we entered into a new group purchasing organization agreement (“GPO”) and acquired a minority interest in the GPO for a nominal amount. In connection with the completion of an initial public offering of the stock of the GPO, during the fourth quarter of 2013, we received cash proceeds for the sale of a portion of our ownership interest, which were recorded as deferred income and included in liabilities on our consolidated balance sheet as of December 31, 2014 and 2013. The deferred income is being recognized, on a pro rata basis, as a reduction to our supplies expense over the expected life of the GPO agreement. Also in connection with this GPO agreement and related minority interest ownership, we received shares of restricted stock in the GPO which vest ratably over a seven-year period, contingent upon our continued participation and minority ownership interest in the GPO. We are recognizing the fair value of this restricted stock, as a reduction to our supplies expense, in our consolidated statements of income on a pro rata basis over the vesting period.

X) Provider Taxes: We incur health-care related taxes (“Provider Taxes”) imposed by states in the form of a licensing fee, assessment or other mandatory payment which are related to: (i) healthcare items or services; (ii) the provision of, or the authority to provide, the health care items or services, or; (iii) the payment for the health care items or services. Such Provider Taxes are subject to various federal regulations that limit the scope and amount of the taxes that can be levied by states in order to secure federal matching funds as part of their respective state Medicaid programs. We derive a related Medicaid reimbursement benefit from assessed Provider Taxes in the form of Medicaid claims based payment increases and/or lump sum Medicaid supplemental payments. Under these programs, including the impact of Uncompensated Care and Upper Payment Limit programs, and the Texas Delivery System Reform Incentive program, we earned revenues of approximately $293 million during 2014, $213 million during 2013, and $176 million during 2012. These revenues were offset by assessments of $137 million during 2014, $84 million during 2013, and $93 million during 2012, resulting in a net aggregate benefit of $156 million, $130 million, and $83 million, respectively. The aggregate net benefit is earned from multiple states and therefore no particular state’s portion is individually material to our consolidated financial statements. In addition, under various disproportionate share hospital payment programs and the Nevada state plan amendment program, we earned revenues of $59 million in 2014, $54 million in 2013, and $47 million in 2012.

Y) Recent Accounting Standards:

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

2) ACQUISITIONS AND DIVESTITURES

2015 Acquisition:

In February, 2015, we acquired the Orchard Portman House Hospital (now called Cygnet Hospital-Taunton), a 46-bed behavioral health care facility located near Taunton, United Kingdom.

Year ended December 31, 2014:

2014 Acquisitions of Assets and Businesses:

During 2014 we spent $431 million to:

•	acquire the stock of Cygnet Health Care Limited (“Cygnet”) which consists of 17 facilities located throughout the United Kingdom including 15 inpatient behavioral health hospitals and 2 nursing homes with a total of 723 beds (during the third quarter);

•	acquire and fund the required capital reserves related to Prominence Health Plan, a commercial health insurer headquartered in Reno, Nevada (during the second quarter);

•	acquire the Psychiatric Institute of Washington, a 124-bed behavioral health care facility and outpatient treatment center located in Washington, D.C. (during the second quarter);

•	acquire the operations of Palo Verde Behavioral Health, a 48-bed behavioral health facility in Tucson, Arizona (during the first quarter);

•	acquire the real property of The Bridgeway, a 103-bed behavioral health care facility located in North Little Rock, Arkansas, that was previously leased from Universal Health Realty Income Trust (during the fourth quarter);

•	acquire the previously leased real property of Cygnet Hospital-Harrow, a 44-bed behavioral health care facility located in the United Kingdom, the operations of which were acquired as part of our acquisition of Cygnet (during the fourth quarter), and;

•	acquire physician practices.

The aggregate net purchase price of the facilities was allocated to assets and liabilities based on their preliminary estimated fair values as follows:

Amount (000s)
Working capital, net	$(41,000)
Property & equipment	174,000
Goodwill	250,000
Other assets	59,000
Income tax assets, net of deferred tax liabilities	4,000
Debt	(16,000)
Other	1,000

Cash paid in 2014 for acquisitions	$431,000

Goodwill of the facilities acquired is computed, pursuant to the residual method, by deducting the fair value of the acquired assets and liabilities from the total purchase price. The factors that contribute to the recognition of goodwill, which may also influence the purchase price, include the following for each of the acquired facilities: (i) the historical cash flows and income levels; (ii) the reputations in their respective markets; (iii) the nature of the respective operations, and; (iv) the future cash flows and income growth projections. The vast majority of the goodwill resulting from these transactions is not deductible for federal income tax purposes (see Note 6. Income Taxes).

Included in our consolidated net revenues for the year ended December 31, 2014 was an aggregate of approximately $175 million representing the net revenues generated at the Cygnet facilities, the commercial health insurer located in Reno, Nevada and the 124-bed behavioral health care facility and outpatient treatment center located in Washington, D.C., from their respective dates of acquisition through December 31, 2014. The aggregate effect of the earnings generated by these facilities since the dates of acquisition, less the cost on the borrowings utilized to finance the acquisition, was not material to our 2014 net income attributable to UHS and net income attributable to UHS per diluted share.

Assuming the acquisitions occurred on January 1, 2014, our 2014 pro forma net revenues would have been approximately $8.28 billion and our pro forma net income attributable to UHS would have been approximately $558 million, or $5.55 per diluted share. Assuming the above-mentioned acquisitions occurred on January 1, 2013, our 2013 unaudited pro forma net revenues would have been approximately $7.62 billion and our unaudited pro forma net income attributable to UHS would have been approximately $522 million and $5.25 per diluted share.

2014 Divestiture of Assets and Businesses:

During 2014 we received $15 million in connection with the divestiture of a non-operating investment (during the first quarter) and the real property of a closed behavioral health facility (during the second quarter).

Year ended December 31, 2013:

2013 Acquisitions of Assets and Businesses:

During 2013, we spent an aggregate of $13 million for the purchase of real property located in Pennsylvania, Nevada and Arizona. The aggregate net purchase price of these properties was allocated to property and equipment on our consolidated balance sheet.

2013 Divestiture of Assets and Businesses:

During 2013, we received an aggregate of $37 million in connection with the divestiture of Peak Behavioral Health Services (sold during the second quarter of 2013) and certain other assets and real property including three previously closed behavioral health care facilities. As discussed below in Discontinued Operations, we agreed to sell Peak Behavioral Health Services as part of our agreement with the Federal Trade Commission in connection with our acquisition of Ascend Health Corporation (“Ascend”) in October of 2012. The aggregate pre-tax gain on these divestitures was approximately $3 million and in included in our 2013 consolidated results of operations.

Year ended December 31, 2012:

2012 Acquisitions of Assets and Businesses:

During 2012, we spent $528 million to acquire the following assets and businesses:

•	spent $503 million to acquire nine behavioral health care facilities from Ascend in October, 2012, and;

•	spent $25 million in connection with the acquisition of physician practices and various real property.

The aggregate net purchase price of the facilities was allocated to assets and liabilities based on their estimated fair values as follows:

Amount (000s)
Working capital, net	$21,000
Property & equipment	60,000
Goodwill	446,000
Other assets	9,000
Income tax assets, net of deferred tax liabilities	(1,000)
Other liabilities	(7,000)

Cash paid in 2012 for acquisitions	$528,000

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

During the period of October 10, 2012 through December 31, 2012, the facilities acquired from Ascend generated $42 million of net revenues which are included in our consolidated net revenues for the year ended December 31, 2012. The aggregate effect of the earnings generated by these facilities since the date of acquisition, less the cost on the borrowings utilized to finance the acquisition, and less the above-mentioned transaction costs, was not material to our 2012 net income attributable to UHS and net income attributable to UHS per diluted share. Assuming the acquisition of Ascend occurred on January 1, 2012, our 2012 unaudited pro forma net revenues would have been approximately $7.11 billion and our unaudited pro forma net income attributable to UHS and unaudited pro forma net income attributable to UHS per diluted share would have been $464 million and $4.74 per diluted share, respectively.

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

Discontinued Operations

There were no material divestitures during 2014.

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

In connection with the receipt of antitrust clearance from the FTC in connection with our acquisition of PSI in November, 2010, we agreed to divest three former PSI facilities (which were divested during 2011) as well as one of our legacy behavioral health facilities in Puerto Rico, which we divested in 2012.

The following table shows the results of operations for Auburn and Peak, on a combined basis, which were reflected as discontinued operations during our period of ownership for each of the years presented herein (amounts in thousands). Since the aggregate income from discontinued operations before income tax expense for these facilities is not material to our consolidated financial statements, it is included as a reduction to other operating expenses.

	2013	2012
Net revenues	$7,813	$95,226
Income (loss) from discontinued operations, before income taxes	932	(3,472)
Gain on divestiture	3,080	26,419

Income from discontinued operations, before income tax expense	4,012	22,947
Income tax expense	(1,506)	(8,688)

Income from discontinued operations, net of income taxes	$2,506	$14,259

3) FINANCIAL INSTRUMENTS

Fair Value Hedges:

During 2014, 2013 and 2012, we had no fair value hedges outstanding.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during 2014 and 2013 and determined the hedges to be highly effective. We also determined that any portion of the hedges deemed to be ineffective was de minimis and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. However, at December 31, 2014 and 2013, each swap agreement entered into by us was in a liability position which would require us to make the settlement payments to the counterparties. We do not anticipate nonperformance by our counterparties. We do not hold or issue derivative financial instruments for trading purposes.

During 2010, we entered into four forward starting interest rate swaps whereby we pay a fixed rate on a total notional amount of $600 million and receive three-month LIBOR. Each of the four swaps became effective in December, 2011 and will mature in May, 2015. The average fixed rate payable on these swaps is 2.38%. We also entered into six forward starting interest rate swaps in 2011 whereby we pay a fixed rate on a total notional amount of $425 million and receive three-month LIBOR. Three of these swaps with a total notional amount of $225 million became effective in March, 2011 and will mature in May, 2015. The average fixed rate payable on these swaps is 1.91%. The three remaining interest rate swaps with total notional amounts of $75 million, $25 million and $100 million became effective in December, 2011 and had corresponding fixed rates of 1.32%, 1.96% and 2.50%. The $75 million, $25 million and $100 million interest rate swaps matured in December, 2012, December, 2013 and December, 2014, respectively.

During 2011, we entered into a forward starting interest rate cap, which is now expired, on a total notional amount of $450 million from December, 2011 to December, 2012 reducing to $400 million from December, 2012 to December, 2013 whereby we paid a premium of $740,000 in exchange for the counterparty agreeing to pay the difference between 7.00% and three-month LIBOR if the three-month LIBOR rate rises above 7.00% during the term of the cap. The three-month LIBOR never reached 7.00% during the term of the cap, which expired in December, 2013, and therefore no payment was made to us.

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based primarily on quotes from banks. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. The fair value of our interest rate swaps was a liability of $6 million at December 31, 2014, all of which is included in other current liabilities. At December 31, 2013, the fair value of our interest rate swaps was a liability of $24 million, of which $19 million was included in other current liabilities and $5 million was included in other noncurrent liabilities on the accompanying balance sheet.

4) LONG-TERM DEBT

A summary of long-term debt follows:

	December 31,
	2014	2013
	(amounts in thousands)
Long-term debt:
Notes payable and Mortgages payable (including obligations under capitalized leases of $21,600 in 2014 and $6,633 in 2013) and term loans with varying maturities through 2037; weighted average interest rates of 6.4% in 2014 and 5.9% in 2013 and 2012 (see Note 7 regarding capitalized leases)	$41,257	$37,553
Revolving credit and on-demand credit facility	140,500	25,500
Term Loan A, net of unamortized discount of $2,035 in 2014 and $3,340 in 2013	1,761,872	935,308
Term Loan B, net of unamortized discount of $6,473 in 2013	0	543,527
Term Loan A2	0	871,875
Revenue bonds, interest at floating rates of 0.05% at December 31, 2014 and 0.10% at December 31, 2013, with varying maturities through 2015	5,300	5,300
Accounts receivable securitization program	330,000	240,000
3.75% Senior Secured Notes due 2019, net of unamortized discount of $198 in 2014	299,802	0
4.75% Senior Secured Notes due 2022, net of unamortized discount of $204 in 2014	299,796	0
7.125% Senior Secured Notes due 2016, including unamortized net premium of $7 in 2014 and $11 in 2013	400,007	400,011
7.00% Senior Unsecured Notes due 2018	0	250,000

	3,278,534	3,309,074
Less-Amounts due within one year	(68,319)	(99,312)

	$3,210,215	$3,209,762

During the third quarter of 2014, we completed the following financing transactions:

•	On August 7, 2014, we entered into a Fourth Amendment (the “Fourth Amendment”) to our credit agreement dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012 and May 16, 2013, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders (“Credit Agreement”). The Credit Agreement, as amended, which is scheduled to mature in August, 2019, consists of: (i) an $800 million revolving credit facility ($140 million of borrowings outstanding as of December 31, 2014), and; (ii) a $1.775 billion term loan A facility ($1.764 billion of borrowings outstanding as of December 31, 2014) which combined our previously outstanding term loan A and term loan A2 facilities which were scheduled to mature in 2016;

•	Repaid $550 million of outstanding borrowings pursuant to our previously outstanding term loan B facility which was scheduled to mature in 2016;

•	Increased the borrowing capacity on our existing accounts receivable securitization program (“Securitization”) to $360 million from $275 million, effective August 1, 2014. The Securitization, the terms of which remain the same as the previous agreement, as discussed below, is scheduled to mature in October, 2016;

•	Issued $300 million aggregate principal amount of 3.750% senior secured notes due in 2019 (see below for additional disclosure);

•	Issued $300 million aggregate principal amount of 4.750% senior secured notes due in 2022 (see below for additional disclosure);

•	Redeemed our previously outstanding $250 million, 7.00% senior unsecured notes due in 2018 on July 31, 2014 for an aggregate price equal to 104.56% of the principal amount.

In connection with these transactions, our 2014 results of operations included a $36 million pre-tax charge incurred for the costs related to the extinguishment of debt. This charge consisted of the write-off of deferred charges ($20 million) and original issue discount on the extinguished debt ($5 million) as well as the make-whole premium paid ($11 million) on the early redemption of the $250 million, 7.00% senior unsecured notes.

Borrowings under the Credit Agreement bear interest at either (1) the ABR rate which is defined as the rate per annum equal to, at our election: the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit and term loan-A borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit and term loan-A borrowings. As of December 31, 2014, the applicable margins were 0.50% for ABR-based loans, 1.50% for LIBOR-based loans under the revolving credit and term loan-A facilities.

As of December 31, 2014, we had $140 million of outstanding borrowings pursuant to the terms of our $800 million revolving credit facility and we had $640 million of available borrowing capacity, net of $500,000 of outstanding borrowings pursuant to a short-term, on-demand credit facility and $20 million of outstanding letters of credit. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries and guaranteed by our material subsidiaries.

Pursuant to the terms of the Fourth Amendment to our Credit Agreement, term loan-A quarterly installment payments of approximately: (i) $11 million commenced during the fourth quarter of 2014 and are scheduled to continue through September, 2016, and; (ii) $22 million are scheduled from the fourth quarter of 2016 through June, 2019. Prior to commencement of the Fourth Amendment, we made scheduled principal payments of $36 million on the term loan-A and term loan A2 facilities during 2014 and $72 million during 2013.

As discussed above, on August 1, 2014, our accounts receivable securitization program (“Securitization”), with a group of conduit lenders and liquidity banks which is scheduled to mature in October, 2016, was amended to increase the borrowing capacity to $360 million from $275 million. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At December 31, 2014, we had $330 million of outstanding borrowings and $30 million of additional capacity pursuant to the terms of our accounts receivable securitization program.

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

The average amounts outstanding during each of years 2014, 2013 and 2012 under the current and prior Credit Agreements, demand notes and accounts receivable securitization programs was $2.4 billion, $2.9 billion and $2.9 billion, respectively, with corresponding interest rates of 1.8%, 2.2% and 2.9%, respectively, including commitment and facility fees. The maximum amounts outstanding at any month-end were $2.65 billion in 2014, $3.00 billion in 2013 and $3.06 billion in 2012. The effective interest rate on our current and prior Credit Agreements, accounts receivable securitization programs, and demand notes, which includes the respective interest expense, commitment and facility fees, designated interest rate swaps expense and amortization of deferred financing costs and original issue discounts, was 3.2% in 2014, 3.6% in 2013 and 4.5% in 2012.

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of December 31, 2014.

The carrying value of our debt at December 31, 2014 and 2013 was $3.3 billion. The fair values of our debt at December 31, 2014 and 2013 were $3.3 billion and $3.4 billion, respectively. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Aggregate maturities follow:

(000s)
2015	$68,319
2016	787,437
2017	90,675
2018	90,882
2019	1,925,923
Later	315,298

Total	$3,278,534

5) COMMON STOCK

Dividends

Cash dividends of $0.30 per share ($29.7 million in the aggregate) were declared and paid during 2014, $.20 per share ($19.6 million in the aggregate) were declared and paid during 2013 and $.60 per share ($58.4 million in the aggregate), including a $.40 per share special cash dividend ($38.9 million) were declared and paid during 2012. All classes of our common stock have similar economic rights.

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

In July, 2014, our Board of Directors authorized a new stock repurchase program whereby, from time to time as conditions allow, we may spend up to $400 million to purchase shares of our Class B Common Stock on the open market or in negotiated private transactions. There is no expiration date for our stock repurchase program. Upon approval of the new stock purchase program, our previously announced stock repurchase program was cancelled. The following schedule provides information related to our stock repurchase program for each of the three years ended December 31, 2014. All of the shares repurchased during 2013 and 2012 related to income tax withholding obligations resulting from the exercise of stock options and the vesting of restricted stock grants. No shares were repurchased during 2013 or 2012 pursuant to our publicly announced stock repurchase program. During 2014, 548,192 shares ($58.0 million in the aggregate) were repurchased pursuant to the terms of our recently authorized stock repurchase program and 480,972 shares ($42.7 million in the aggregate) were repurchased in connection with income tax withholding obligations resulting from the exercise of stock options and the vesting of restricted stock grants.

	Additional dollars authorized for repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total number of shares purchased as part of publicly announced programs	Average price pad per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Aggregate purchase price paid for shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands)
Balance as of January 1, 2012									767,704	N/A
2012	—	433,312	—	N/A	—	N/A	$19,154	N/A	767,704	N/A
2013	—	427,170	—	N/A	—	N/A	$27,201	N/A	767,704	N/A
2014	$400,000	1,029,164	767,704	N/A	548,192	$105.71	$100,749	$57,950	N/A	$342,050

Total for three year period ended December 31, 2014	$400,000	1,889,646	767,704	N/A	548,192	$105.71	$147,104	$57,950

Stock-based Compensation Plans

At December 31, 2014, we have a number of stock-based employee compensation plans. Pursuant to the FASB’s guidance, we expense the grant-date fair value of stock options and other equity-based compensation pursuant to the straight-line method over the stated vesting period of the award using the Black-Scholes option-pricing model.

Pre-tax compensation costs of $29.2 million during 2014, $25.8 million during 2013, and $20.1 million during 2012 were recognized related to outstanding stock options. In addition, pre-tax compensation costs of $1.9 million during 2014, $2.0 million during 2013 and $2.4 million during 2012 were recognized related to amortization of restricted stock and discounts provided in connection with shares purchased pursuant to our 2005 Employee Stock Purchase Plan.

The expense associated with stock-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $31.1 million in 2014, $27.8 million in 2013 and $22.5 million in 2012. In accordance with ASC 718, excess income tax benefits related to stock-based compensation are classified as cash inflows from financing activities on the Consolidated Statement of Cash Flows. During 2014, 2013 and 2012 we generated $33.9 million, $20.1 million and $16.0 million, respectively, of excess income tax benefits related to stock based compensation which are reflected as cash inflows from financing activities in our Consolidated Statements of Cash Flows, as included herein.

We adopted the 2005 Stock Incentive Plan, as amended in 2008 and 2010, (the “Stock Incentive Plan”) which replaced our Amended and Restated 1992 Stock Option Plan which expired in July of 2005. An aggregate of 23 million shares of Class B Common Stock has been reserved under the Stock Incentive Plan. During 2014, 2013 and 2012, stock options, net of cancellations, of approximately 2.8 million, 2.6 million and 2.6 million, respectively, were granted. The per option weighted-average grant-date fair value of options granted during 2014, 2013 and 2012 was $17.23, $13.33 and $10.73, respectively. Stock options to purchase Class B Common Stock have been granted to our officers, key employees and members of our Board of Directors. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. Options are exercisable ratably over a four-year period beginning one year after the date of the grant. All outstanding options expire five years after the date of the grant. As of December 31, 2014, approximately 3.1 million shares of Class B Common Stock remain available for issuance pursuant to the Stock Incentive Plan.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were derived from averaging the number of options granted during the most recent five-year period. The weighted-average assumptions reflected below were based upon twenty-one options grants for the five-year period ending December 31, 2014 and eighteen option grants for each of the five-year periods ended December 31, 2013 and 2012.

Year Ended December 31,	2014	2013	2012
Volatility	35%	36%	33%
Interest rate	1%	1%	1%
Expected life (years)	3.4	3.6	3.5
Forfeiture rate	10%	11%	10%
Dividend yield	0.4%	0.5%	0.6%

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

The table below summarizes our stock option activity during each of the last three years:

Outstanding Options	Number of Shares	Average Option Price	Range (High-Low)
Balance, January 1, 2012	7,558,945	$31.63	$54.79-$16.22
Granted	2,966,850	$37.01	$44.83-$36.95
Exercised	(2,608,007)	$23.22	$46.97-$16.22
Cancelled	(481,550)	$38.00	$46.97-$16.22

Balance, January 1, 2013	7,436,238	$36.31	$54.79-$16.22
Granted	2,889,750	$53.51	$79.79-$53.38
Exercised	(2,288,666)	$32.27	$54.79-$16.22
Cancelled	(416,364)	$43.93	$53.38-$16.22

Balance, January 1, 2014	7,620,958	$43.63	$79.79-$30.32
Granted	2,845,500	$78.65	$102.21-$78.17
Exercised	(2,277,469)	$38.50	$73.65-$30.32
Cancelled	(291,538)	$55.63	$78.17-$36.95

Balance, December 31, 2014	7,897,451	$57.29	$102.21-$36.95

Outstanding options vested and exercisable as of December 31, 2014	1,412,422	$43.59	$79.79-$36.97

The following table provides information about unvested options for the year December 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
Unvested options as of January 1, 2014	5,864,830	$12.12
Granted	2,845,500	$17.23
Vested	(1,937,013)	$11.90
Cancelled	(288,288)	$13.64

Unvested options as of December 31, 2014	6,485,029	$14.36

The following table provides information regarding all options outstanding at December 31, 2014:

	Options Outstanding	Options Exercisable
Number of options outstanding	7,897,451	1,412,422
Weighted average exercise price	$57.29	$43.59
Aggregate intrinsic value as of December 31, 2014	$426,248,728	$95,577,868
Weighted average remaining contractual life	2.9	1.8

The total in-the-money value of all stock options exercised during the years ended December 31, 2014, 2013 and 2012 were $112.5 million, $70.9 million and $54.4 million, respectively.

The weighted average remaining contractual life for options outstanding and weighted average exercise price per share for exercisable options at December 31, 2014 were as follows:

Exercise Price	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Exercisable Options	Weighted Average Exercise Price Per Share	Expected to Vest Options (a)	Weighted Average Exercise Price Per Share
	Shares			Shares		Shares
$36.95 – $43.46	1,690,463	$37.00	2.0	465,688	$37.02	1,100,460	$36.99
$43.67 – $46.97	1,201,213	43.68	1.0	647,025	43.67	497,938	43.68
$53.38 – $73.65	2,241,625	53.52	3.0	299,209	53.58	1,745,261	53.51
$78.17 – $102.21	2,764,150	78.66	4.2	500	79.79	2,483,140	78.66

Total	7,897,451	$57.29	2.9	1,412,422	$43.59	5,826,799	$60.27

(a)	Assumes a weighted average forfeiture rate of 10.2%.

In addition to the Stock Incentive Plan, we have the following stock incentive and purchase plans: (i) the 2010 Employees’ Restricted Stock Purchase Plan (“2010 Plan”) which allows eligible participants to purchase shares of Class B Common Stock at par value, subject to certain restrictions, and; (ii) a 2005 Employee Stock Purchase Plan which allows eligible employees to purchase shares of Class B Common Stock at a ten percent discount. There were 26,189, 10,000 and 54,127 shares of restricted stock granted pursuant to the 2010 Plan during 2014, 2013 and 2012, respectively, with various ratable vesting periods ranging up to four years from the date of grant. There were 75,303, 90,587 and 117,901 shares issued pursuant to the Employee Stock Purchase Plan during 2014, 2013 and 2012, respectively.

We have reserved 6.0 million shares of Class B Common Stock for issuance under these various plans (excluding terminated plans) and have issued approximately 1.1 million shares, net of cancellations, pursuant to the terms of these plans (excluding terminated plans) as of December 31, 2014. As of December 31, 2014, approximately 4.9 million shares of Class B Common Stock remain available for issuance pursuant to these various plans.

At December 31, 2014, 23,297,420 shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock.

6) INCOME TAXES

Components of income tax expense/(benefit) are as follows (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Current
Federal	$248,172	$256,545	$254,021
Foreign	4,167	1,655	9,084
State	23,224	28,490	39,076

	275,563	286,690	302,181
Deferred
Federal and foreign	41,583	25,341	(21,408)
State	7,525	3,278	(6,157)

	49,108	28,619	(27,565)

Total	$324,671	$315,309	$274,616

Deferred taxes are required to be classified based on the financial statement classification of the related assets and liabilities which give rise to temporary differences. Deferred taxes result from temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The components of deferred taxes are as follows (amounts in thousands):

	Year Ended December 31,
	2014	2013
Deferred income tax assets:
Self-insurance reserves	$84,915	$87,483
Compensation accruals	55,788	49,302
State and foreign net operating loss carryforwards and other state and foreign deferred tax assets	60,521	57,204
Other currently non-deductible accrued liabilities	16,739	24,587
Net pension liability—OCI only	11,746	6,390
Doubtful accounts and other reserves	18,428	33,905
Other combined items—OCI only	2,615	9,018

	250,752	267,889
Less: Valuation Allowance	(52,764)	(46,841)

Net deferred income tax assets:	197,988	221,048
Deferred income tax liabilities:
Depreciable and amortizable assets	(362,674)	(337,669)
Other deferred tax liabilities	(2,963)	(2,624)

Net deferred income tax liabilities	$(167,649)	$(119,245)

There was no material impact of deferred taxes recorded in conjunction with the acquisition of Prominence Health Plan, the Psychiatric Institute of Washington and Cygnet Health Care.

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for each of the years ended December 31, 2014, 2013 and 2012 (dollar amounts in thousands):

	2014	2013	2012
Provision for income taxes	$324,671	$315,309	$274,616
Income before income taxes	929,667	869,332	763,663

Effective tax rate	34.9%	36.3%	36.0%

Impacting the effective tax rates during 2014, 2013 and 2012 were favorable discrete tax items of approximately $1 million recorded during each year to adjust the estimated liabilities for uncertain tax positions.

The foreign provision for income taxes is based on foreign pre-tax earnings of $15 million, $6 million, and $38 million in 2014, 2013, and 2012, respectively. The Company’s consolidated financial statements provide for any related tax liability on undistributed earnings that the Company does not intend to be indefinitely reinvested outside the U.S. Certain of the Company’s undistributed international earnings intended to be indefinitely reinvested in operations outside the U.S. have a statutory rate of 21%. As of December 31, 2014, U.S. income taxes have not been provided on a cumulative total of $10 million of such earnings. The amount of unrecognizable deferred tax liability related to these temporary differences is estimated to be approximately $4 million.

A reconciliation between the federal statutory rate and the effective tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	2.3	2.5	3.0
Nondeductible transaction costs	—	—	0.2
Divestiture gain	—	0.3	—
Other items	—	0.4	0.1
Impact of income attributable to noncontrolling interests	(2.4)	(1.9)	(2.3)

Effective tax rate	34.9%	36.3%	36.0%

Included in “Other current assets” on our Consolidated Balance Sheet are prepaid federal, foreign, and state income taxes amounting to approximately $17 million and $5 million as of December 31, 2014 and 2013, respectively.

The net deferred tax assets and liabilities are comprised as follows (amounts in thousands):

	Year Ended December 31,
	2014	2013
Current deferred taxes
Assets	$115,870	$121,097
Liabilities	(1,305)	(1,194)

Total deferred taxes-current	114,565	119,903

Noncurrent deferred taxes
Assets	85,792	103,221
Liabilities	(368,006)	(342,369)

Total deferred taxes-noncurrent	(282,214)	(239,148)

Total deferred tax liabilities	$(167,649)	$(119,245)

The assets and liabilities classified as current relate primarily to the allowance for uncollectible patient accounts, compensation-related accruals and the current portion of the temporary differences related to self- insurance reserves. At December 31, 2014, state net operating loss carryforwards (expiring in years 2015 through 2034), and credit carryforwards available to offset future taxable income approximated $1.11 billion representing approximately $54 million in deferred state tax benefit (net of the federal benefit). At December 31, 2014, there were foreign net operating loss carryforwards of approximately $7 million expiring through 2022 representing approximately $3 million in deferred foreign tax benefit.

A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on available evidence, it is more likely than not that certain of our state tax benefits will not be realized. Therefore, valuation allowances of approximately $50 million and $44 million have been reflected as of December 31, 2014 and 2013, respectively. During 2014, the valuation allowance on these state tax benefits increased by approximately $6 million due to additional net operating losses incurred. In addition, valuation allowances of approximately $3 million have been reflected as of December 31, 2014 and 2013 related to foreign net operating losses. There were no significant increases in valuation allowances as a result of the acquisition of Prominence Health Plan, the Psychiatric Institute of Washington and Cygnet Health Care.

We adopted the provisions of Accounting for Uncertainty in Income Taxes effective January 1, 2007. During 2014 and 2013, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were increased less than $1 million due to tax positions taken in the current and prior years. During

2014, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were reduced due to the lapse of the statute of limitations resulting in a net income tax benefit of approximately $1 million. The balance at each of December 31, 2014 and 2013, if subsequently recognized, that would favorably affect the effective tax rate and the provision for income taxes is approximately $2 million for each date.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of December 31, 2014 and 2013, we have accrued interest and penalties of less than $1 million as of each date. The U.S. federal statute of limitations remains open for the 2011 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging for 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

The tabular reconciliation of unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 is as follows (amounts in thousands).

	As of December 31,
	2014	2013	2012
Balance at January 1,	$3,369	$6,824	$7,403
Additions based on tax positions related to the current year	50	50	200
Additions for tax positions of prior years	195	283	386
Reductions for tax positions of prior years	(1,212)	(1,260)	(1,165)
Settlements	—	(2,528)	—

Balance at December 31,	$2,402	$3,369	$6,824

7) LEASE COMMITMENTS

Three of our hospital facilities are held under operating leases with Universal Health Realty Income Trust with terms expiring in 2016 (see Note 9 for additional disclosure). We also lease the real property of certain facilities (see Item 2. Properties for additional disclosure).

A summary of property under capital lease follows (amounts in thousands):

	As of December 31,
	2014	2013
Land, buildings and equipment	$40,782	$27,636
Less: accumulated amortization	(27,556)	(27,382)

	$13,226	$254

Future minimum rental payments under lease commitments with a term of more than one year as of December 31, 2014, are as follows (amounts in thousands):

Year	Capital Leases	Operating Leases
	(000s)
2015	$3,293	$58,904
2016	3,261	49,043
2017	3,308	31,619
2018	3,322	25,940
2019	3,370	22,229
Later years	22,356	147,288

Total minimum rental	$38,910	$335,023

Less: Amount representing interest	(17,310)

Present value of minimum rental commitments	21,600
Less: Current portion of capital lease obligations	(1,080)

Long-term portion of capital lease obligations	$20,520

During 2014, we assumed a capital lease obligation of approximately $16 million in connection with our acquisition of the Psychiatric Institute of Washington, a 124-bed behavioral health care facility located in Washington, D.C. We incurred no additional capital lease obligations during 2013 or 2012. In the ordinary course of business, our facilities routinely lease equipment pursuant to new lease arrangements that will likely result in future lease and rental expense in excess of amounts indicated above.

8) COMMITMENTS AND CONTINGENCIES

Professional and General Liability, Workers’ Compensation Liability and Property Insurance

Professional and General Liability and Workers Compensation Liability:

Effective November, 2010, excluding certain subsidiaries acquired since 2010 as discussed below, the vast majority of our subsidiaries are self-insured for professional and general liability exposure up to $10 million and $3 million per occurrence, respectively. Our subsidiaries were provided with several excess policies through commercial insurance carriers which provide for coverage in excess of the applicable per occurrence self-insured retention (either $3 million or $10 million) up to $250 million per occurrence and in the aggregate for claims incurred in 2014 and up to $200 million per occurrence and in the aggregate for claims incurred from 2011 through 2013. We remain liable for 10% of the claims paid pursuant to the commercially insured coverage in excess of $10 million up to $60 million per occurrence and in the aggregate.

Since our acquisition of Psychiatric Solutions, Inc. (“PSI”) in November, 2010, the former PSI subsidiaries are self-insured for professional and general liability exposure up to $3 million per occurrence. The nine behavioral health facilities acquired from Ascend Health Corporation (“Ascend”) in October, 2012 have general and professional liability policies through commercial insurance carriers which provide for up to $12 million of aggregate coverage, subject to a $100,000 per occurrence deductible. The 18 facilities acquired from Cygnet Health Care Limited (“Cygnet”), consisting of 16 inpatient behavioral health hospitals and 2 nursing homes, have policies through a commercial insurance carrier located in the United Kingdom that provides for £10 million of professional liability coverage and £25 million of general liability coverage. The facilities acquired from PSI, Ascend and Cygnet, like our other facilities, are also provided excess coverage through commercial insurance carriers for coverage in excess of the underlying commercial policy limitations, as mentioned above.

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

As of December 31, 2014, the total accrual for our professional and general liability claims was $193 million, of which $51 million is included in current liabilities. As of December 31, 2013, the total accrual for our professional and general liability claims was $206 million, of which $44 million is included in current liabilities.

We recorded reductions to our professional and general liability self-insurance reserves (relating to prior years) amounting to $20 million during 2014, $81 million during 2013 and $27 million during 2012. The favorable change recorded during 2014 and 2012 resulted from favorable changes in our estimated future claims payments pursuant to a reserve analysis. The favorable change in our estimated future claims payments recorded during 2013, relating to years prior to 2013, were due primarily to: (i) an increased weighting given to company-specific metrics (to 100% from 75%), and decreased general industry metrics (to 0% from 25%), related to projected incidents per exposure, historical claims experience and loss development factors; (ii) historical data which measured the realized favorable impact of medical malpractice tort reform experienced in several states in which we operate, and; (iii) a decrease in claims related to certain higher risk specialties (such as obstetrical) due to a continuation of the company-wide patient safety initiative undertaken during the last several years. As the number of our facilities and our patient volumes have increased, thereby providing for a statistically significant data group, and taking into consideration our long-history of company-specific risk management programs and claims experience, our reserve analyses have included a greater emphasis on our historical professional and general liability experience which has developed favorably as compared to general industry trends.

As of December 31, 2014, the total accrual for our workers’ compensation liability claims was $67 million, of which $32 million is included in current liabilities. As of December 31, 2013, the total accrual for our workers’ compensation liability claims was $64 million, of which $34 million is included in current liabilities. The adjustments recorded during the last three years to our prior year reserves for workers’ compensation claims did not have a material impact on our consolidated results of operations for the years ended December 31, 2014, 2013 or 2012.

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

In April, 2013, the OIG served facility specific subpoenas on Wekiva Springs Center and River Point Behavioral Health requesting various documents from January, 2005 to the date of the subpoenas. In July, 2013, another subpoena was issued to Wekiva Springs Center and River Point Behavioral Health requesting additional records. In October, 2013, we were advised by the DOJ’s Criminal Frauds Section that they received a referral from the DOJ Civil Division and opened an investigation of River Point Behavioral Health and Wekiva Springs Center. Subsequent subpoenas have since been issued to River Point Behavioral Health and Wekiva Springs Center requesting additional documentation. In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations which implemented provisions of the Affordable Care Act regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. In response, CMS has continued the payment suspension. River Point Behavioral Health has provided additional information to CMS in an effort to obtain relief from the payment suspension but the suspension remains in effect. In August 2014, we received notification from CMS that, effective September, 2014, the payment suspension was to be continued for another 180 days. We cannot predict if and/or when the facility’s suspended payments will resume. However, if continued for a significant period of time, the payment suspension will likely have a material adverse effect on River Point Behavioral Health’s future results of operations and financial condition. The operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations for the years ended December 31, 2014 or 2013.

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

In March, 2014, CIDs were served on Hartgrove Hospital, Rock River Academy and Streamwood Behavioral Health requesting documents and information from those facilities from January, 2008 through the date of the CID.

In September, 2014, the DOJ Civil Division advised us that they were expanding their investigation to include four additional facilities and were requesting production of documents from these facilities. These facilities are Arbour-HRI Hospital, Behavioral Hospital of Bellaire, St. Simons by the Sea, and Turning Point Care Center.

In December 2014, the DOJ Civil Division requested that Salt Lake Behavioral Health produce documents responsive to the original subpoenas issued in February, 2013.

The DOJ has advised us that the civil aspect of the coordinated investigation in connection with the behavioral health facilities named above is a False Claim Act investigation focused on billings submitted to government payers in relation to services provided at those facilities. At present, we are uncertain as to potential liability and/or financial exposure of the Company and/or named facilities, if any, in connection with these matters.

Matters Relating to Psychiatric Solutions, Inc. (“PSI”):

The following matters pertain to PSI or former PSI facilities (owned by subsidiaries of PSI) which were in existence prior to the acquisition of PSI and for which we have assumed the defense as a result of our acquisition which was completed in November, 2010:

Department of Justice Investigation of Friends Hospital:

In October, 2010, Friends Hospital in Philadelphia, Pennsylvania, received a subpoena from the DOJ requesting certain documents from the facility. The requested documents were collected and provided to the DOJ for review and examination. Another subpoena was issued to the facility in July, 2011 requesting additional documents, which have also been delivered to the DOJ. All documents requested and produced pertained to the operations of the facility while under PSI’s ownership prior to our acquisition. At present, we are uncertain as to the focus, scope or extent of the investigation, liability of the facility and/or potential financial exposure, if any, in connection with this matter.

Department of Justice Investigation of Riveredge Hospital:

In 2008, Riveredge Hospital in Chicago, Illinois received a subpoena from the DOJ requesting certain information from the facility. Additional requests for documents were also received from the DOJ in 2009 and 2010. The requested documents have been provided to the DOJ. All documents requested and produced pertained to the operations of the facility while under PSI’s ownership prior to our acquisition. At present, we are uncertain as to the focus, scope or extent of the investigation, liability of the facility and/or potential financial exposure, if any, in connection with this matter.

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

In addition to our long-term debt obligations as discussed in Note 4. Long-Term Debt and our operating lease obligations as discussed in Note 7. Lease Commitments, we have various other contractual commitments outstanding as of December 31, 2014 as follows: (i) other combined estimated future purchase obligations of $205 million related to a long-term contract with third-parties consisting primarily of certain revenue cycle data processing services for our acute care facilities ($87 million), expected future costs to be paid to a third-party vendor in connection with the purchase, implementation and on-going operation of an electronic health records application for each of our acute care facilities ($117 million) and estimated minimum liabilities for physician commitments expected to be paid in the future ($2 million); (ii) estimated construction commitment of $151 million made to a third-party for construction of a new acute care hospital located in Henderson, Nevada; (iii) combined estimated future payments of $251 million related to our non-contributory, defined benefit pension plan ($234 million consisting of estimated payments through 2089) and other retirement plan liabilities ($17 million), and; (iv) accrued and unpaid estimated claims expense incurred in connection with our commercial health insurer and self-insured employee benefit plans ($58 million).

9) RELATIONSHIP WITH UNIVERSAL HEALTH REALTY INCOME TRUST AND RELATED PARTY TRANSACTIONS

Relationship with Universal Health Realty Income Trust:

At December 31, 2014, we held approximately 5.9% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $2.5 million during 2014, $2.4 million during 2013 and $2.1 million during 2012.

Our pre-tax share of income from the Trust was $3.2 million during 2014, $842,000 during 2013 and $1.2 million during 2012, and is included in net revenues in the accompanying consolidated statements of income for each year. Included in our share of the Trust’s income for 2014 and 2012 was approximately $2.3 million in 2014 and $500,000 in 2012 related to our share of the net favorable impact realized by the Trust in connection with: (i) gains on the sale of medical office buildings (in 2012); (ii) gain on sale of a behavioral health hospital facility (in 2014), and; (iii) gain on fair value recognition resulting from the Trust’s purchase of minority ownership interests in majority owned limited liability companies (in 2014).

The carrying value of our investment in the Trust was $9.3 million and $8.1 million at December 31, 2014 and 2013, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $37.9 million at December 31, 2014 and $31.5 million at December 31, 2013, based on the closing price of the Trust’s stock on the respective dates.

Total rent expense under the operating leases on the four hospital facilities with the Trust (as discussed below) was $16.8 million during 2014, $16.4 million during 2013 and $16.3 million during 2012. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by the Trust or by limited liability companies in which the Trust holds 100% of the ownership interest.

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

During the third quarter of 2014, we provided notification to the Trust that, upon the December, 2014 expiration of the The Bridgeway’s lease term, we intended to exercise our option to purchase the real property of the facility. On December 31, 2014, we purchased The Bridgeway’s real property (a 103-bed behavioral health facility located in North Little Rock, Arkansas) from the Trust. Pursuant to the terms of the lease, we and the Trust were both required to obtain appraisals of the property to determine its fair market value. Based upon the property appraisals obtained by each party, the purchase price of The Bridgeway’s real property was approximately $17.3 million.

In addition, we recently constructed two free-standing emergency departments (“FEDs”) located in Weslaco and Mission, Texas which were completed and opened during the first quarter of 2015. The Trust purchased one of these FEDs from us in January, 2015 and the other in February, 2015. In conjunction with these sales, wholly-owned subsidiaries of ours, which will operate the FEDs, executed agreements with the Trust to lease the properties for initial terms of 10-years with six, 5-year renewal options. The aggregate construction cost/sales proceeds of these facilities was approximately $12.8 million and the aggregate rent expense paid to the Trust at the commencement of the leases will approximate $900,000 annually.

The table below details the renewal options and terms for each of our three hospital facilities leased from the Trust:

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

Pursuant to the terms of the leases with the Trust, we have the option to renew the leases at the lease terms described above by providing notice to the Trust at least 90 days prior to the termination of the then current term. In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer. We also have the right to purchase the respective leased facilities at the end of the lease terms or any renewal terms at their appraised fair market value as well as purchase any or all of the three leased hospital properties at their appraised fair market value upon one month’s notice should a change of control of the Trust occur.

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of our chief executive officer (“CEO”) and his wife. As a result of these agreements, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $25 million in premiums, and certain trusts owned by our chief executive officer, would pay approximately $8 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than $33 million representing the $25 million of aggregate premiums paid by us as well as the $8 million of aggregate premiums paid by the trusts. During each of 2014 and 2013 we paid approximately $1.3 million in premium payments and during 2012, we paid approximately $1.4 million in premium payments. These agreements did not have a material effect on our consolidated financial statements or results of operations during 2014, 2013 or 2012.

A member of our Board of Directors and member of the Executive Committee is Of Counsel to the law firm used by us as our principal outside counsel. This Board member is also the trustee of certain trusts for the benefit of our CEO and his family. This law firm also provides personal legal services to our CEO.

10) PENSION PLAN

We maintain contributory and non-contributory retirement plans for eligible employees. Our contributions to the contributory plan amounted to $35.7 million, $29.9 million and $27.3 million in 2014, 2013 and 2012, respectively. The non-contributory plan is a defined benefit pension plan which covers employees of one of our subsidiaries. The benefits are based on years of service and the employee’s highest compensation for any five years of employment. Our funding policy is to contribute annually at least the minimum amount that should be funded in accordance with the provisions of ERISA.

The following table shows the reconciliation of the defined benefit pension plan as of December 31, 2014 and 2013:

	2014	2013
	(000s)
Change in plan assets:
Fair value of plan assets at beginning of year	$106,469	$104,074
Actual return (loss) on plan assets	16,470	8,037
Employer contributions	0	0
Benefits paid	(5,605)	(5,042)
Administrative expenses	(637)	(600)

Fair value of plan assets at end of year	$116,697	$106,469
Change in benefit obligation:
Benefit obligation at beginning of year	$103,558	$114,529
Service cost	966	1,060
Interest cost	4,986	4,528
Benefits paid	(5,605)	(5,042)
Actuarial (gain) loss	23,437	(11,517)

Benefit obligation at end of year	$127,342	$103,558
Amounts recognized in the Consolidated Balance Sheet:
Other non-current assets	$0	$2,911
Other non-current liabilities	10,645	0

Total amounts recognized at end of year	$10,645	$2,911

	2014	2013	2012
	(000s)
Components of net periodic cost (benefit)
Service cost	$966	$1,060	$1,144
Interest cost	4,985	4,528	4,659
Expected return on plan assets	(7,772)	(7,601)	(7,301)
Recognized actuarial loss	1,107	3,305	4,219

Net periodic cost	$(714)	$1,292	$2,721

	2014	2013
Measurement Dates
Benefit obligations	12/31/2014	12/31/2013
Fair value of plan assets	12/31/2014	12/31/2013

	2014	2013
Weighted average assumptions as of December 31
Discount rate	3.95%	4.95%
Rate of compensation increase	4.00%	4.00%

	2014	2013	2012
Weighted-average assumptions for net periodic benefit cost calculations
Discount rate	4.95%	4.05%	4.40%
Expected long-term rate of return on plan assets	7.50%	7.50%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

The accumulated benefit obligation was $126.4 million and $102.3 million as of December 31, 2014 and 2013, respectively. As of December 31, 2014, the accumulated benefit obligation exceeded the fair value of plan assets by $9.7 million. As of December 31, 2013, the fair value of plan assets exceeded the accumulated benefit obligation by $4.1 million.

We estimate that there will be a $3.2 million net loss amortized from accumulated other comprehensive income during 2015.

The market values of our pension plan assets at December 31, 2014 and December 31, 2013 by asset category are as follows:

December 31, 2014	Total	Level 1	Level 2	Level 3
Equities:
U.S. Large Cap	$9,212	$—	$9,212	$—
U.S. Mid Cap	2,852	—	2,852	—
U.S. Small Cap	2,626	—	2,626	—
International Developed	6,181	—	6,181	—
Emerging Markets	4,139	—	4,139	—
Fixed income:
Core Fixed Income	27,062	—	27,062	—
Long Duration Fixed Income	61,718	—	61,718	—
Real Estate:
REIT Fund	2,395	—	2,395	—
Cash/Currency:
Cash Equivalents	512	—	512	—

Total market value	$116,697	$—	$116,697	$—

December 31, 2013	Total	Level 1	Level 2	Level 3
Equities:
U.S. Large Cap	$8,600	$—	$8,600	$—
U.S. Mid Cap	2,740	—	2,740	—
U.S. Small Cap	2,725	—	2,725	—
International Developed	6,508	—	6,508	—
Emerging Markets	4,154	—	4,154	—
Fixed income:
Core Fixed Income	23,222	—	23,222	—
Long Duration Fixed Income	55,933	—	55,933	—
Real Estate:
REIT Fund	2,124	—	2,124	—
Cash/Currency:
Cash Equivalents	463	—	463	—

Total market value	$106,469	$—	$106,469	$—

To develop the expected long-term rate of return on plan assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

The following table shows expected benefit payments for the years ended December 31, 2014 through 2024 for our defined pension plan. There will be benefit payments under this plan beyond 2024.

Estimated Future Benefit Payments (000s)
2015	$5,967
2016	6,231
2017	6,449
2018	6,661
2019	6,858
2020-2024	35,959

Total	$68,125

	2014	2013
Plan Assets
Asset Category
Equity securities	21%	23%
Fixed income securities	76%	74%
Other	3%	3%

Total	100%	100%

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

	As of 12/31/14	Permitted Range
Total Equity	21%	10-30%
Total Fixed Income	76%	70-90%
Other	3%	0-10%

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

11) SEGMENT REPORTING

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction and patient accounting as well as the operating results for our other operating entities including outpatient surgery and radiation centers. The chief operating decision making group for our acute care hospital services and behavioral health care services is comprised of our Chief Executive Officer, the President and the Presidents of each operating segment. The Presidents for each operating segment also manage the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in this Annual Report on Form 10-K for the year ended December 31, 2014. The corporate overhead allocations, as reflected below, are utilized for internal reporting purposes and are comprised of each period’s projected corporate-level operating expenses (excluding interest expense). The overhead expenses are captured and allocated directly to each segment, to the extent possible, with the non-directly allocated overhead expenses allocated based upon each segment’s respective percentage of total facility-based operating expenses.

2014	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$14,943,102	$6,689,753	—	$21,632,855
Gross outpatient revenues	$8,147,031	$784,309	$34,238	$8,965,578
Total net revenues	$4,105,090	$3,945,467	$14,769	$8,065,326
Income (loss) before allocation of corporate overhead and income taxes	$465,328	$944,068	$(479,729)	$929,667
Allocation of corporate overhead	$(178,781)	$(98,811)	$277,592	$0
Income (loss) after allocation of corporate overhead and before income taxes	$286,547	$845,257	$(202,137)	$929,667
Total assets	$3,362,870	$5,286,960	$324,613	$8,974,443

2013	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$13,469,269	$6,294,046	—	$19,763,315
Gross outpatient revenues	$6,828,307	$744,510	$40,460	$7,613,277
Total net revenues	$3,576,369	$3,667,967	$39,486	$7,283,822
Income (loss) before allocation of corporate overhead and income taxes	$342,191	$895,869	$(368,728)	$869,332
Allocation of corporate overhead	$(184,444)	$(89,447)	$273,891	$0
Income (loss) after allocation of corporate overhead and before income taxes	$157,747	$806,422	$(94,837)	$869,332
Total assets	$3,125,626	$4,966,182	$219,915	$8,311,723

2012	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$12,406,567	$5,764,370	—	$18,170,937
Gross outpatient revenues	$6,134,615	$646,177	$48,183	$6,828,975
Total net revenues	$3,461,416	$3,460,141	$39,843	$6,961,400
Income (loss) before allocation of corporate overhead and income taxes	$337,385	$838,603	$(412,325)	$763,663
Allocation of corporate overhead	$(162,056)	$(84,597)	$246,653	$0
Income (loss) after allocation of corporate overhead and before income taxes	$175,329	$754,006	$(165,672)	$763,663
Total assets	$2,984,169	$4,979,965	$236,709	$8,200,843

12) QUARTERLY RESULTS (unaudited)

The following tables summarize the quarterly financial data for the two years ended December 31, 2014 and 2013:

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Net revenues	$1,920,166	$2,019,821	$2,017,758	$2,107,581	$8,065,326
Net income	$151,852	$166,614	$96,038	$190,492	$604,996
Less: Net income attributable to noncontrolling interests	$13,774	$14,943	$13,241	$17,695	$59,653

Net income attributable to UHS	$138,078	$151,671	$82,797	$172,797	$545,343

Earnings per share attributable to UHS-Basic:

Total basic earnings per share	$1.40	$1.53	$0.84	$1.75	$5.52

Earnings per share attributable to UHS-Diluted:

Total diluted earnings per share	$1.38	$1.51	$0.82	$1.71	$5.42

The 2014 quarterly financial data presented above includes the following:

First Quarter:

•	an unfavorable $8.9 million pre-tax impact ($4.9 million, or $.05 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications;

•	a favorable $10.1 million pre-tax impact ($6.3 million, or $0.07 per diluted share, net of taxes) resulting from the gain realized on the sale of a non-operating investment.

Second Quarter:

•	an unfavorable $7.1 million pre-tax impact ($3.9 million, or $.04 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications.

Third Quarter:

•	an unfavorable $7.9 million pre-tax impact ($4.5 million, or $.04 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications;

•	an unfavorable $36.2 million pre-tax impact ($22.7 million, or $0.23 per diluted share, net of taxes) recorded in connection with the costs related to extinguishment of debt resulting primarily from the early redemption of our previously outstanding $250 million, 7.00% senior unsecured notes that were scheduled to mature in 2018 and the repayment of $550 million of borrowings pursuant to the terms of our previously outstanding Term Loan B facility which was scheduled to mature in 2016;

•	an unfavorable $44.0 million pre-tax impact ($27.6 million, or $0.27 per diluted share, net of taxes) incurred in connection with the previously disclosed $65 million settlement of the Garden City matter. This matter was a shareholder class action lawsuit filed in 2009 against PSI and certain of its former officers alleging their violations of federal securities laws and we assumed the defense and liability of this matter as a result of our acquisition of PSI in 2010. This charge is net of approximately $17 million of commercial insurance recoveries that we were entitled to and a previously recorded estimated reserve.

Fourth Quarter:

•	a favorable $13.8 million pre-tax impact ($8.6 million, or $.08 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications;

•	a favorable $19.7 million pre-tax impact reduction ($11.7 million, or $.12 per diluted share, net of taxes) to our professional and general liability self-insurance reserves relating to years prior to 2014, as discussed in Self-Insured/Other Insurance Risks.

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Net revenues	$1,831,632	$1,834,975	$1,816,369	$1,800,846	$7,283,822
Net income	$129,935	$167,803	$123,099	$133,186	$554,023
Less: Net income attributable to noncontrolling interests	$10,151	$15,962	$8,512	$8,665	$43,290

Net income attributable to UHS	$119,784	$151,841	$114,587	$124,521	$510,733

Earnings per share attributable to UHS-Basic:

Total basic earnings per share	$1.23	$1.55	$1.17	$1.27	$5.21

Earnings per share attributable to UHS-Diluted:

Total diluted earnings per share	$1.21	$1.53	$1.15	$1.24	$5.14

The 2013 quarterly financial data presented above includes the following:

First Quarter:

•	an unfavorable $1.1 million pre-tax impact ($327,000, or $.01 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications.

Second Quarter:

•	an unfavorable $8.9 million pre-tax impact ($4.9 million, or $.05 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications;

•	a favorable $65.0 million pre-tax impact reduction ($37.8 million, or $.38 per diluted share, net of taxes) to our professional and general liability self-insurance reserves relating to years prior to 2013, as discussed in Self-Insured/Other Insurance Risks.

Third Quarter:

•	a favorable $8.4 million pre-tax impact ($5.1 million, or $.05 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications.

Fourth Quarter:

•	a favorable $19.4 million pre-tax impact ($11.8 million, or $.12 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications;

•	a favorable $15.6 million pre-tax impact reduction ($9.2 million, or $.09 per diluted share, net of taxes) to our professional and general liability self-insurance reserves relating to years prior to 2013, as discussed in Self-Insured/Other Insurance Risks.

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2014

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net revenues before provision for doubtful accounts	$0	$6,100,777	$2,692,752	$(29,220)	$8,764,309
Less: Provision for doubtful accounts	0	471,181	227,802	0	698,983

Net Revenues	0	5,629,596	2,464,950	(29,220)	8,065,326
Operating charges:
Salaries, wages and benefits	0	2,757,738	1,087,723	0	3,845,461
Other operating expenses	0	1,217,525	592,556	(27,100)	1,782,981
Supplies expense	0	546,578	349,115	0	895,693
Depreciation and amortization	0	269,490	106,134	0	375,624
Lease and rental expense	0	58,619	37,494	(2,120)	93,993
EHR incentive income	0	(19,480)	(8,422)	0	(27,902)
Costs related to extinguishment of debt	36,171	0	0	0	36,171

	36,171	4,830,470	2,164,600	(29,220)	7,002,021

Income from operations	(36,171)	799,126	300,350	0	1,063,305
Interest expense	127,528	4,516	1,594	0	133,638
Interest (income) expense, affiliate	0	88,246	(88,246)	0	0
Equity in net income of consolidated affiliates	(646,386)	(184,385)	0	830,771	0

Income before income taxes	482,687	890,749	387,002	(830,771)	929,667
Provision for income taxes	(62,656)	305,320	82,007	0	324,671

Net income	545,343	585,429	304,995	(830,771)	604,996
Less: Income attributable to noncontrolling interests	0	0	59,653	0	59,653

Net income attributable to UHS	$545,343	$585,429	$245,342	$(830,771)	$545,343

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2014

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net income	$545,343	$585,429	$304,995	$(830,771)	$604,996
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	17,668	0	0	0	17,668
Amortization of terminated hedge	(336)	0	0	0	(336)
Minimum Pension Liability	(14,270)	(14,270)	0	14,270	(14,270)
Foreign currency translation adjustment	(2,431)	(2,431)	0	2,431	(2,431)

Other comprehensive income before tax	631	(16,701)	0	16,701	631
Income tax expense related to items of other comprehensive income	1,053	(5,356)	0	5,356	1,053

Total other comprehensive income, net of tax	(422)	(11,345)	0	11,345	(422)

Comprehensive income	544,921	574,084	304,995	(819,426)	604,574
Less: Comprehensive income attributable to noncontrolling interests	0	0	59,653	0	59,653

Comprehensive income attributable to UHS	$544,921	$574,084	$245,342	$(819,426)	$544,921

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2014

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Assets
Current assets:
Cash and cash equivalents	$0	$21,784	$10,285	$0	$32,069
Accounts receivable, net	0	933,971	348,764	0	1,282,735
Supplies	0	67,847	40,268	0	108,115
Deferred income taxes	113,822	743	0	0	114,565
Other current assets	0	62,431	15,223	0	77,654

Total current assets	113,822	1,086,776	414,540	0	1,615,138

Investments in subsidiaries	7,013,540	1,661,296	0	(8,674,836)	0
Intercompany receivable	103,808	0	408,682	(512,490)	0
Intercompany note receivable	0	0	1,222,637	(1,222,637)	0

Property and equipment	0	4,494,567	1,717,463	0	6,212,030
Less: accumulated depreciation	0	(1,686,192)	(846,149)	0	(2,532,341)

	0	2,808,375	871,314	0	3,679,689

Other assets:
Goodwill	0	2,764,555	526,658	0	3,291,213
Deferred charges	32,379	5,402	2,538	0	40,319
Other	9,601	283,302	55,181	0	348,084

	$7,273,150	$8,609,706	$3,501,550	$(10,409,963)	$8,974,443

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$44,874	$1,260	$22,185	0	$68,319
Accounts payable and accrued liabilities	20,245	1,051,309	41,508	0	1,113,062
Federal and state taxes	1,446	0	0	0	1,446

Total current liabilities	66,565	1,052,569	63,693	0	1,182,827

Intercompany payable	0	512,490	0	(512,490)	0
Other noncurrent liabilities	1,322	189,456	77,777	0	268,555
Long-term debt	3,187,103	20,212	2,900	0	3,210,215
Intercompany note payable	0	1,222,637	0	(1,222,637)	0
Deferred income taxes	282,214	0	0	0	282,214
Redeemable noncontrolling interests	0	0	239,552	0	239,552

UHS common stockholders’ equity	3,735,946	5,612,342	3,062,494	(8,674,836)	3,735,946
Noncontrolling interest	0	0	55,134	0	55,134

Total equity	3,735,946	5,612,342	3,117,628	(8,674,836)	3,791,080

	$7,273,150	$8,609,706	$3,501,550	$(10,409,963)	$8,974,443

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2014

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net cash provided by operating activities	$18,579	$687,101	$330,196	$0	$1,035,876

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(230,102)	(161,048)	0	(391,150)
Acquisition of property and businesses	0	(422,081)	(9,305)	0	(431,386)
Proceeds received from sale of assets and businesses	0	11,450	3,728	0	15,178
Costs incurred for purchase and development of electronic health records application	0	(13,488)	0	0	(13,488)
Increase in insurance subsidiary investments	0	(12,000)	0	0	(12,000)

Net cash used in investing activities	0	(666,221)	(166,625)	0	(832,846)

Cash Flows from Financing Activities:
Reduction of long-term debt	(866,748)	(867)	(11,514)	0	(879,129)
Additional borrowings	830,000	0	0	0	830,000
Financing costs	(14,976)	0	0	0	(14,976)
Repurchase of common shares	(100,749)	0	0	0	(100,749)
Dividends paid	(29,665)	0	0	0	(29,665)
Issuance of common stock	6,863	0	0	0	6,863
Excess income tax benefits related to stock based compensation	33,912	0	0	0	33,912
Profit distributions to noncontrolling interests	0	0	(33,680)	0	(33,680)
Changes in intercompany balances with affiliates, net	122,784	(5,444)	(117,340)	0	0

Net cash (used in) provided by financing activities	(18,579)	(6,311)	(162,534)	0	(187,424)

Effect of exchange rate changes on cash and cash equivalents	0	(775)	0	0	(775)

Increase in cash and cash equivalents	0	13,794	1,037	0	14,831
Cash and cash equivalents, beginning of period	0	7,990	9,248	0	17,238

Cash and cash equivalents, end of period	$0	$21,784	$10,285	$0	$32,069

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2012

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net cash (used in) provided by operating activities	$(37,648)	$594,606	$242,273	$0	$799,231

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(312,190)	(51,002)	0	(363,192)
Acquisition of property and businesses	0	(513,596)	(14,251)	0	(527,847)
Proceeds received from sale of assets and businesses	0	142,667	6,644	0	149,311
Costs incurred for purchase and development of electronic health records application	0	(54,362)	0	0	(54,362)
Return of Deposit on terminated purchase agreement	6,500	0	0	0	6,500

Net cash provided by (used in) investing activities	6,500	(737,481)	(58,609)	0	(789,590)

Cash Flows from Financing Activities:
Reduction of long-term debt	(843,002)	0	(8,258)	1,613	(849,647)
Additional borrowings	913,500	1,613	0	(1,613)	913,500
Financing costs	(8,283)	0	0	0	(8,283)
Repurchase of common shares	(19,154)	0	0	0	(19,154)
Dividends paid	(58,395)	0	0	0	(58,395)
Issuance of common stock	5,435	0	0	0	5,435
Excess income tax benefits related to stock based compensation	16,040	0	0	0	16,040
Profit distributions to noncontrolling interests	0	0	(26,895)	0	(26,895)
Changes in intercompany balances with affiliates, net	25,007	119,990	(144,997)	0	0

Net cash provided by (used in) financing activities	31,148	121,603	(180,150)	0	(27,399)

Increase (decrease) in cash and cash equivalents	0	(21,272)	3,514	0	(17,758)
Cash and cash equivalents, beginning of period	0	33,221	8,008	0	41,229

Cash and cash equivalents, end of period	$0	$11,949	$11,522	$0	$23,471

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Allowance for Doubtful Accounts Receivable:	Balance at beginning of period	Charges to costs and expenses	Acquisitions of business	Write-off of uncollectible accounts	Balance at end of period
Year ended December 31, 2014	$395,035	$698,983	$506	$(769,876)	$324,648

Year ended December 31, 2013	$311,387	$1,127,216	$—	$(1,043,568)	$395,035

Year ended December 31, 2012	$253,405	$726,671	$5,632	$(674,321)	$311,387

Valuation Allowance for Deferred Tax Assets:	Balance at beginning of period	Charges to costs and expenses	Acquisitions of business	Write-offs	Balance at end of period
Year ended December 31, 2014	$46,841	$5,923	$—	$—	$52,764

Year ended December 31, 2013	$44,511	$2,330	$—	$—	$46,841

Year ended December 31, 2012	$42,143	$2,368	$—	$—	$44,511