Form 10-Q
period 2015-03-31
UNIVERSAL HEALTH SERVICES INC
filed 2015-05-08
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of April 30, 2015:

Class A	6,595,708
Class B	91,794,080
Class C	664,000
Class D	27,935

UNIVERSAL HEALTH SERVICES, INC.

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2015. This Report modifies and supersedes documents filed prior to this Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Report.

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

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended
	March 31,
	2015	2014
Net revenues before provision for doubtful accounts	$2,380,101	$2,146,498
Less: Provision for doubtful accounts	154,748	208,184

Net revenues	2,225,353	1,938,314
Operating charges:
Salaries, wages and benefits	1,031,703	935,365
Other operating expenses	505,966	399,908
Supplies expense	238,741	215,798
Depreciation and amortization	98,998	93,359
Lease and rental expense	22,891	23,338
Electronic health records incentive income	0	(430)

	1,898,299	1,667,338

Income from operations	327,054	270,976
Interest expense, net	30,037	35,193

Income before income taxes	297,017	235,783
Provision for income taxes	102,694	83,931

Net income	194,323	151,852
Less: Income attributable to noncontrolling interests	20,024	13,774

Net income attributable to UHS	$174,299	$138,078

Basic earnings per share attributable to UHS	$1.76	$1.40

Diluted earnings per share attributable to UHS	$1.73	$1.38

Weighted average number of common shares - basic	98,910	98,572
Add: Other share equivalents	1,737	1,585

Weighted average number of common shares and equivalents - diluted	100,647	100,157

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended
	March 31,
	2015	2014
Net income	$194,323	$151,852
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	4,132	3,745
Amortization of terminated hedge	(84)	(84)
Foreign currency translation adjustment	(418)	0

Other comprehensive income before tax	3,630	3,661
Income tax expense related to items of other comprehensive income	1,497	1,354

Total other comprehensive income, net of tax	2,133	2,307

Comprehensive income	196,456	154,159
Less: Comprehensive income attributable to noncontrolling interests	20,024	13,774

Comprehensive income attributable to UHS	$176,432	$140,385

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$35,078	$32,069
Accounts receivable, net	1,383,964	1,282,735
Supplies	108,269	108,115
Deferred income taxes	109,402	114,565
Other current assets	80,524	77,654

Total current assets	1,717,237	1,615,138

Property and equipment	6,301,410	6,212,030
Less: accumulated depreciation	(2,610,630)	(2,532,341)

	3,690,780	3,679,689

Other assets:
Goodwill	3,297,436	3,291,213
Deferred charges	38,761	40,319
Other	340,141	348,084

	$9,084,355	$8,974,443

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$89,023	$68,319
Accounts payable and accrued liabilities	1,101,143	1,113,062
Federal and state taxes	65,106	1,446

Total current liabilities	1,255,272	1,182,827

Other noncurrent liabilities	277,617	268,555
Long-term debt	3,051,571	3,210,215
Deferred income taxes	280,662	282,214
Redeemable noncontrolling interests	254,843	239,552
Equity:
UHS common stockholders’ equity	3,906,963	3,735,946
Noncontrolling interest	57,427	55,134

Total equity	3,964,390	3,791,080

	$9,084,355	$8,974,443

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Three months
	ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$194,323	$151,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	98,998	93,359
Stock-based compensation expense	10,829	7,152
Gains on sales of assets and businesses, net of losses	0	(10,134)
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(96,972)	(95,633)
Accrued interest	1,117	11,063
Accrued and deferred income taxes	79,050	65,321
Other working capital accounts	(29,829)	(34,999)
Other assets and deferred charges	(234)	9,982
Other	17,807	(3,833)
Accrued insurance expense, net of commercial premiums paid	22,748	21,302
Payments made in settlement of self-insurance claims	(26,562)	(20,793)

Net cash provided by operating activities	271,275	194,639

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(89,276)	(92,387)
Proceeds received from sale of assets and businesses	0	11,450
Acquisition of property and businesses	(34,500)	(3,301)
Costs incurred for purchase and implementation of electronic health records application	0	(6,504)

Net cash used in investing activities	(123,776)	(90,742)

Cash Flows from Financing Activities:
Reduction of long-term debt	(158,871)	(109,054)
Additional borrowings	20,800	11,900
Repurchase of common shares	(28,767)	(13,993)
Dividends paid	(9,899)	(4,933)
Issuance of common stock	1,768	1,445
Excess income tax benefits related to stock-based compensation	20,807	11,750
Profit distributions to noncontrolling interests	(2,413)	(1,989)
Proceeds received from sale/leaseback of real property	12,551	0

Net cash used in financing activities	(144,024)	(104,874)

Effect of exchange rate changes on cash and cash equivalents	(466)	0

Increase (decrease) in cash and cash equivalents	3,009	(977)
Cash and cash equivalents, beginning of period	32,069	17,238

Cash and cash equivalents, end of period	$35,078	$16,261

Supplemental Disclosures of Cash Flow Information:
Interest paid	$27,158	$18,893

Income taxes paid, net of refunds	$2,876	$6,764

Noncash purchases of property and equipment	$33,082	$49,533

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended March 31, 2015. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

The condensed consolidated financial statements include the accounts of our majority-owned subsidiaries and partnerships and limited liability companies controlled by us, or our subsidiaries, as managing general partner or managing member. The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments (consisting only of normal recurring adjustments) which, in our opinion, are necessary to fairly state results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, significant accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Under these programs, including the impact of Uncompensated Care and Upper Payment Limit programs, and the Texas Delivery System Reform Incentive program, we earned revenues (before Provider Taxes) of approximately $66 million and $49 million during the three-month periods ended March 31, 2015 and 2014, respectively. These revenues were offset by Provider Taxes of $28 million and $18 million during the three-month periods ended March 31, 2015 and 2014, respectively, which are recorded in other operating expenses on the Condensed Consolidated Statements of Income as included herein. Prior to 2015, these Provider Taxes were recorded as a reduction to our net revenues. Accordingly, the unaudited Condensed Consolidated Statement of Income for the three-month period ended March 31, 2014 has been revised to reflect the current period classification, resulting in an increase in net revenue and an increase in other operating expenses of $18 million. We assessed this adjustment to the classification and concluded that it was not material to our previously issued annual and quarterly Consolidated Statements of Income, which will be revised in future filings.

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

Universal Health Realty Income Trust (the “Trust”) commenced operations in 1986 by purchasing certain properties from us and immediately leasing the properties back to our respective subsidiaries. Most of the leases were entered into at the time the Trust commenced operations and provided for initial terms of 13 to 15 years with up to six additional 5-year renewal terms. Each lease also provided for additional or bonus rental, as discussed below. The base rents are paid monthly and the bonus rents are computed and paid on a quarterly basis, based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. The leases with our subsidiaries are unconditionally guaranteed by us and are cross-defaulted with one another.

At March 31, 2015, we held approximately 5.9% of the outstanding shares of the Trust. We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $700,000 and $600,000 during the three-month periods ended March 31, 2015 and 2014, respectively. Our pre-tax share of income from the Trust was $200,000 and $300,000 during the three-month periods ended March 31, 2015 and 2014, respectively. The carrying value of this investment was approximately $9.0 million and $9.3 million at March 31, 2015 and December 31, 2014, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $44.3 million at March 31, 2015 and $37.9 million at December 31, 2014, based on the closing price of the Trust’s stock on the respective dates.

During the first quarter of 2015, wholly-owned subsidiaries of ours sold to and leased back from the Trust, two recently constructed free-standing emergency departments (“FEDs”) located in Texas which were completed and opened during the first quarter of 2015. In conjunction with these transactions, ten-year lease agreements with six, five-year renewal options have been executed with the Trust. We have the option to purchase the properties upon the expiration of the fixed terms and each five-year renewal terms at the fair market value of the property. The aggregate construction cost/sales proceeds of these facilities was approximately $13 million, and the aggregate rent expense paid to the Trust at the commencement of the leases will approximate $900,000 annually.

In December, 2014, upon the expiration of the lease term, we elected to purchase from the Trust for $17.3 million, the real property of The Bridgeway, a 103-bed behavioral health care facility located in North Little Rock, Arkansas. Pursuant to the terms of the lease, we and the Trust were both required to obtain appraisals of the property to determine its fair market value/purchase price. The rent expense paid by us to the Trust, prior to our purchase of The Bridgeway’s real property in December, 2014, was approximately $1.1 million annually.

The table below details the renewal options and terms for each of our three acute care hospital facilities leased from the Trust as of March 31, 2015:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2016	15	(a)
Wellington Regional Medical Center	$3,030,000	December, 2016	15	(b)
Southwest Healthcare System, Inland Valley Campus	$2,648,000	December, 2016	15	(b)

(a)	We have three 5-year renewal options at existing lease rates (through 2031).
(b)	We have one 5-year renewal option at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).

Total rent expense under the operating leases on these three hospital facilities was approximately $4 million during each of the three months ended March 31, 2015 and 2014. In addition, certain of our subsidiaries are tenants in several medical office buildings and two FEDs (as discussed above) owned by the Trust or by limited liability companies in which the Trust holds 100% of the ownership interest.

Pursuant to the terms of the three hospital leases with the Trust, we have the option to renew the leases at the lease terms described above by providing notice to the Trust at least 90 days prior to the termination of the then current term. We also have the right to purchase the respective leased hospitals at the end of the lease terms or any renewal terms at their appraised fair market value as well as purchase any or all of the three leased hospital properties at their appraised fair market value upon one month’s notice should a change of control of the Trust occur. In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of our chief executive officer (“CEO”) and his wife. As a result of these agreements, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $25 million in premiums, and certain trusts owned by our chief executive officer, would pay approximately $8 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than $33 million representing the $25 million of aggregate premiums paid by us as well as the $8 million of aggregate premiums paid by the trusts. During 2014 we paid approximately $1.3 million in premium payments and expect to pay similar amounts during 2015.

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

Outside owners hold noncontrolling, minority ownership interests of: (i) approximately 28% in our five acute care facilities (and one additional facility currently under construction) located in Las Vegas, Nevada; (ii) 20% in an acute care facility located in Washington, D.C.; (iii) approximately 11% in an acute care facility located in Laredo, Texas, and; (iv) 20% in a behavioral health care facility located in Philadelphia, Pennsylvania. The redeemable noncontrolling interest balances of $255 million as of March 31, 2015 and $240 million as of December 31, 2014, and the noncontrolling interest balances of $57 million as of March 31, 2015 and $55 million as of December 31, 2014, consist primarily of the third-party ownership interests in these hospitals.

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

(4) Long-term debt and cash flow hedges

Debt:

During the third quarter of 2014, we completed the following financing transactions:

•	In August, 2014, we entered into a fourth amendment to our credit agreement dated as of November 15, 2010, as amended (“Credit Agreement”). The Credit Agreement, which is scheduled to mature in August, 2019, consists of: (i) an $800 million revolving credit facility (no borrowings outstanding as of March 31, 2015), and; (ii) a $1.775 billion term loan A facility ($1.753 billion of borrowings outstanding as of March 31, 2015) which combined our previously outstanding term loan A and term loan A2 facilities which were scheduled to mature in 2016;

•	Repaid $550 million of outstanding borrowings pursuant to our previously outstanding term loan B facility which was scheduled to mature in 2016;

•	Increased the borrowing capacity on our existing accounts receivable securitization program (“Securitization”) to $360 million from $275 million, effective August 1, 2014. The Securitization, the terms of which remain the same as the previous agreement, as discussed below, is scheduled to mature in October, 2016;

•	Issued $300 million aggregate principal amount of 3.750% senior secured notes due in 2019 (see below for additional disclosure);

•	Issued $300 million aggregate principal amount of 4.750% senior secured notes due in 2022 (see below for additional disclosure);

•	Redeemed our previously outstanding $250 million, 7.00% senior unsecured notes due in 2018 on July 31, 2014 for an aggregate price equal to 104.56% of the principal amount.

Borrowings under the Credit Agreement bear interest at either (1) the ABR rate which is defined as the rate per annum equal to, at our election: the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit and term loan-A borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit and term loan-A borrowings. As of March 31, 2015, the applicable margins were 0.50% for ABR-based loans, 1.50% for LIBOR-based loans under the revolving credit and term loan-A facilities.

As of March 31, 2015, we had no borrowings outstanding pursuant to the terms of our $800 million revolving credit facility and we had $739 million of available borrowing capacity, net of $21 million of outstanding borrowings pursuant to a short-term, on-demand credit facility and $40 million of outstanding letters of credit. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries and guaranteed by our material subsidiaries.

Pursuant to the terms of the Credit Agreement, term loan-A quarterly installment payments of approximately: (i) $11 million commenced during the fourth quarter of 2014 and are scheduled to continue through September, 2016, and; (ii) $22 million are scheduled from the fourth quarter of 2016 through June, 2019.

As discussed above, on August 1, 2014, our accounts receivable securitization program (“Securitization”), with a group of conduit lenders and liquidity banks which is scheduled to mature in October, 2016, was amended to increase the borrowing capacity to $360 million from $275 million. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At March 31, 2015, we had $325 million of outstanding borrowings and $35 million of additional capacity pursuant to the terms of our accounts receivable securitization program.

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

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of March 31, 2015.

As of March 31, 2015, the carrying value of our debt was $3.1 billion and the fair-value of our debt was $3.2 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during 2014 and the first three months of 2015 and determined the hedges to be highly effective. We also determined that any portion of the hedges deemed to be ineffective was de minimis and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. However, at March 31, 2015 and December 31, 2014, each swap agreement entered into by us was in a liability position which would require us to make the settlement payments to the counterparties. We do not anticipate nonperformance by our counterparties. We do not hold or issue derivative financial instruments for trading purposes.

During 2010, we entered into four forward starting interest rate swaps whereby we pay a fixed rate on a total notional amount of $600 million and receive three-month LIBOR. Each of the four swaps became effective in December, 2011 and will mature in May, 2015. The average fixed rate payable on these swaps is 2.38%.

We also entered into six forward starting interest rate swaps in 2011 whereby we pay/paid a fixed rate on a total notional amount of $425 million and receive/received three-month LIBOR. Three of these swaps with a total notional amount of $225 million became effective in March, 2011 and will mature in May, 2015. The average fixed rate payable on these swaps is 1.91%. Two of the remaining three interest rate swaps, with total notional amounts of $75 million and $25 million, matured in December, 2012 and December, 2013, respectively. The third remaining interest rate swaps, with a total notional amount of $100 million, became effective in December, 2011, expired in December, 2014, and had a corresponding fixed rate of 2.50%.

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based primarily on quotes from banks. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. The fair value of our interest rate swaps was a liability of $2 million at March 31, 2015 and $6 million at December 31, 2014, all of which is included in other current liabilities as of each date.

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

As of March 31, 2015, the total accrual for our professional and general liability claims was $190 million, of which $51 million is included in current liabilities. As of December 31, 2014, the total accrual for our professional and general liability claims was $193 million, of which $51 million is included in current liabilities.

As of March 31, 2015, the total accrual for our workers’ compensation liability claims was $66 million, of which $32 million is included in current liabilities. As of December 31, 2014, the total accrual for our workers’ compensation liability claims was $67 million, of which $32 million is included in current liabilities.

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

Other

Our accounts receivable as of March 31, 2015 and December 31, 2014 include amounts due from Illinois of approximately $42 million and $44 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $22 million as of March 31, 2015 and $23 million as of December 31, 2014, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. In addition, our accounts receivable as of March 31, 2015 and December 31, 2014 includes approximately $105 million and $102 million, respectively, due from Texas in connection with Medicaid supplemental payment programs. The $105 million due from Texas as of March 31, 2015 consists of $61 million related to uncompensated care program revenues and $44 million related to disproportionate share hospital program revenues. Although the accounts receivable due from Illinois and Texas could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois and/or Texas. Failure to ultimately collect all outstanding amounts due from these states would have an adverse impact on our future consolidated results of operations and cash flows.

As of March 31, 2015 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $114 million consisting of: (i) $93 million related to our self-insurance programs, and; (ii) $21 million of other debt and public utility guarantees.

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

In April, 2013, the OIG served facility specific subpoenas on Wekiva Springs Center and River Point Behavioral Health requesting various documents from January, 2005 to the date of the subpoenas. In July, 2013, another subpoena was issued to Wekiva Springs Center and River Point Behavioral Health requesting additional records. In October, 2013, we were advised by the DOJ’s Criminal Frauds Section that they received a referral from the DOJ Civil Division and opened an investigation of River Point Behavioral Health and Wekiva Springs Center. Subsequent subpoenas have since been issued to River Point Behavioral Health and Wekiva Springs Center requesting additional documentation. In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the suspension remains in effect. In March 2015, we received notification from CMS that the payment suspension will be continued for another 180 days. We cannot predict if and/or when the facility’s suspended payments will resume. However, if continued for a significant period of time, the payment suspension will likely have a material adverse effect on River Point Behavioral Health’s future results of operations and financial condition. The operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during the three-month period ended March 31, 2015 or the year ended December 31, 2014.

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

In March, 2015, the OIG issued subpoenas to Central Florida Behavioral Hospital and University Behavioral Center requesting certain documents from January, 2008 to the date of the subpoena.

In late March, 2015, we were notified that the investigation conducted by the Criminal Frauds Section has been expanded to include UHS as a corporate entity arising out of the coordinated investigation of the facilities described above and, in particular, Hartgrove Hospital.

The DOJ has advised us that the civil aspect of the coordinated investigation referenced above is a False Claim Act investigation focused on billings submitted to government payers in relation to services provided at those facilities. At present, we are uncertain as to potential liability and/or financial exposure of the Company and/or named facilities, if any, in connection with these matters.

Matters Relating to Psychiatric Solutions, Inc. (“PSI”):

The following matters pertain to PSI or former PSI facilities (owned by subsidiaries of PSI) which were in existence prior to the acquisition of PSI and for which we have assumed the defense as a result of our acquisition which was completed in November, 2010.

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

(6) Segment Reporting

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction and patient accounting as well as the operating results for our other operating entities including outpatient surgery and radiation centers. The chief operating decision making group for our acute care hospital services and behavioral health care services is comprised of the Chief Executive Officer, the President and the Presidents of each operating segment. The Presidents of each operating segment also manage the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2014.

	Three months ended March 31, 2015
	Acute Care	Behavioral
	Hospital	Health		Total
	Services	Services	Other	Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$4,328,767	$1,823,425	—	$6,152,192
Gross outpatient revenues	$2,284,712	$204,569	$7,827	$2,497,108
Total net revenues	$1,145,940	$1,076,345	$3,068	$2,225,353
Income/(loss) before allocation of corporate overhead and income taxes	$155,200	$253,442	($111,625)	$297,017
Allocation of corporate overhead	($49,426)	($29,666)	$79,092	0
Income/(loss) after allocation of corporate overhead and before income taxes	$105,774	$223,776	($32,533)	$297,017
Total assets as of 3/31/15	$3,431,688	$5,315,270	$337,397	$9,084,355

	Three months ended March 31, 2014
	Acute Care	Behavioral
	Hospital	Health		Total
	Services	Services	Other	Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$3,876,364	$1,608,899	—	$5,485,263
Gross outpatient revenues	$1,957,491	$184,115	$8,514	$2,150,120
Total net revenues	$974,647	$960,347	$3,320	$1,938,314
Income/(loss) before allocation of corporate overhead and income taxes	$111,650	$221,148	($97,015)	$235,783
Allocation of corporate overhead	($44,697)	($26,169)	$70,866	0
Income/(loss) after allocation of corporate overhead and before income taxes	$66,953	$194,979	($26,149)	$235,783
Total assets as of 3/31/14	$3,200,203	$5,004,478	$226,704	$8,431,385

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2015	2014
Basic and Diluted:
Net income attributable to UHS	$174,299	$138,078
Less: Net income attributable to unvested restricted share grants	(68)	(70)

Net income attributable to UHS – basic and diluted	$174,231	$138,008

Weighted average number of common shares - basic	98,910	98,572
Net effect of dilutive stock options and grants based on the treasury stock method	1,737	1,585

Weighted average number of common shares and equivalents - diluted	100,647	100,157

Earnings per basic share attributable to UHS:	$1.76	$1.40

Earnings per diluted share attributable to UHS:	$1.73	$1.38

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 3.0 million for the three months ended March 31, 2015. There were no anti-dilutive stock options during the three months ended March 31, 2014. All classes of our common stock have the same dividend rights.

Stock-Based Compensation: During the three-month periods ended March 31, 2015 and 2014, compensation cost of $10.5 million and $6.8 million, respectively, was recognized related to outstanding stock options. In addition, during the three-month periods ended March 31, 2015 and 2014, compensation cost of approximately $219,000 and $409,000, respectively, was recognized related to restricted stock. As of March 31, 2015 there was $93.9 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 3.2 years. There were 2,964,850 stock options granted (net of cancellations) during the first three months of 2015 with a weighted-average grant date fair value of $21.28 per share.

The expense associated with share-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, share-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $10.8 million and $7.2 million during the three-month periods ended March 31, 2015 and 2014, respectively. In accordance with ASC 718, excess income tax benefits related to stock based compensation are classified as cash inflows from financing activities on the Consolidated Statement of Cash Flows. During the first three months of 2015 and 2014, we generated $20.1 million and $11.7 million, respectively, of excess income tax benefits related to stock based compensation which are reflected as cash inflows from financing activities in our Consolidated Statements of Cash Flows.

(8) Dispositions and acquisitions

Three-month period ended March 31, 2015:

Acquisitions:

During the first quarter of 2015, we paid approximately $35 million to acquire: (i) the Orchard Portman House Hospital (now called Cygnet Hospital-Taunton), a 46-bed behavioral health care facility located near Taunton, United Kingdom; (ii) certain assets and a management contract related to the operations of a 24-bed critical access hospital located in Bonham, Texas, and; (iii) various other businesses and real property assets.

Three-month period ended March 31, 2014:

Acquisitions:

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

(9) Dividends

We declared and paid dividends of $9.9 million, or $.10 per share, during the first quarter of 2015 and $4.9 million, or $.05 per share, during the first quarter of 2014.

(10) Income Taxes

As of January 1, 2015, our unrecognized tax benefits were approximately $2 million. The amount, if recognized, that would affect the effective tax rate is approximately $2 million. During the quarter ended March 31, 2015, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of March 31, 2015, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2011 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of uncertain tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Net revenues before provision for doubtful accounts	$0	$1,661,612	$726,080	$(7,591)	$2,380,101
Less: Provision for doubtful accounts	0	106,304	48,444	0	154,748

Net revenues	0	1,555,308	677,636	(7,591)	2,225,353

Operating charges:
Salaries, wages and benefits	0	740,554	291,149	0	1,031,703
Other operating expenses	0	351,580	161,686	(7,300)	505,966
Supplies expense	0	141,361	97,380	0	238,741
Depreciation and amortization	0	69,645	29,353	0	98,998
Lease and rental expense	0	13,755	9,427	(291)	22,891

	0	1,316,895	588,995	(7,591)	1,898,299

Income from operations	0	238,413	88,641	0	327,054
Interest expense	28,512	1,227	298	0	30,037
Interest (income) expense, affiliate	0	23,054	(23,054)	0	0
Equity in net income of consolidated affiliates	(191,898)	(59,515)	0	251,413	0

Income before income taxes	163,386	273,647	111,397	(251,413)	297,017
Provision for income taxes	(10,913)	92,130	21,477	0	102,694

Net income	174,299	181,517	89,920	(251,413)	194,323
Less: Income attributable to noncontrolling interests	0	0	20,024	0	20,024

Net income attributable to UHS	$174,299	$181,517	$69,896	$(251,413)	$174,299

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Net revenues before provision for doubtful accounts	$0	$1,478,459	$675,196	$(7,157)	$2,146,498
Less: Provision for doubtful accounts	0	135,986	72,198	0	208,184

Net revenues	0	1,342,473	602,998	(7,157)	1,938,314

Operating charges:
Salaries, wages and benefits	0	669,253	266,112	0	935,365
Other operating expenses	0	254,715	152,134	(6,941)	399,908
Supplies expense	0	131,475	84,323	0	215,798
EHR incentive income	0	(430)	0	0	(430)
Depreciation and amortization	0	67,714	25,645	0	93,359
Lease and rental expense	0	14,349	9,205	(216)	23,338

	0	1,137,076	537,419	(7,157)	1,667,338

Income from operations	0	205,397	65,579	0	270,976
Interest expense	33,573	824	796	0	35,193
Interest (income) expense, affiliate	0	22,112	(22,112)	0	0
Equity in net income of consolidated affiliates	(158,801)	(42,952)	0	201,753	0

Income before income taxes	125,228	225,413	86,895	(201,753)	235,783
Provision for income taxes	(12,850)	78,753	18,028	0	83,931

Net income	138,078	146,660	68,867	(201,753)	151,852
Less: Income attributable to noncontrolling interests	0	0	13,774	0	13,774

Net income attributable to UHS	$138,078	$146,660	$55,093	$(201,753)	$138,078

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Net income	$174,299	$181,517	$89,920	$(251,413)	$194,323
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	4,132	0	0	0	4,132
Amortization of terminated hedge	(84)	0	0	0	(84)
Foreign currency translation adjustment	(418)	(418)	0	418	(418)

Other comprehensive income before tax	3,630	(418)	0	418	3,630
Income tax expense related to items of other comprehensive income	1,497	0	0	0	1,497

Total other comprehensive income, net of tax	2,133	(418)	0	418	2,133

Comprehensive income	176,432	181,099	89,920	(250,995)	196,456
Less: Comprehensive income attributable to noncontrolling interests	0	0	20,024	0	20,024

Comprehensive income attributable to UHS	$176,432	$181,099	$69,896	$(250,995)	$176,432

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2015

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Assets
Current assets:
Cash and cash equivalents	$0	$15,518	$19,560	$0	$35,078
Accounts receivable, net	0	992,008	391,956	0	1,383,964
Supplies	0	67,246	41,023	0	108,269
Deferred income taxes	108,654	748	0	0	109,402
Other current assets	0	66,039	14,485	0	80,524

Total current assets	108,654	1,141,559	467,024	0	1,717,237

Investments in subsidiaries	7,205,020	1,720,811	0	(8,925,831)	0
Intercompany receivable	14,763	0	452,172	(466,935)	0
Intercompany note receivable	0	0	1,222,637	(1,222,637)	0
Property and equipment	0	4,544,670	1,756,740	0	6,301,410
Less: accumulated depreciation	0	(1,741,915)	(868,715)	0	(2,610,630)

	0	2,802,755	888,025	0	3,690,780

Other assets:
Goodwill	0	2,770,705	526,731	0	3,297,436
Deferred charges	30,661	5,463	2,637	0	38,761
Other	9,028	278,743	52,370	0	340,141

	$7,368,126	$8,720,036	$3,611,596	$(10,615,403)	$9,084,355

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$65,674	$1,215	$22,134	$0	$89,023
Accounts payable and accrued liabilities	17,230	1,024,897	59,016	0	1,101,143
Federal and state taxes	65,106	0	0	0	65,106

Total current liabilities	148,010	1,026,112	81,150	0	1,255,272

Intercompany payable	0	466,935	0	(466,935)	0
Other noncurrent liabilities	1,354	193,215	83,048	0	277,617
Long-term debt	3,031,137	17,696	2,738	0	3,051,571
Intercompany note payable	0	1,222,637	0	(1,222,637)	0
Deferred income taxes	280,662	0	0	0	280,662
Redeemable noncontrolling interests	0	0	254,843	0	254,843
UHS common stockholders’ equity	3,906,963	5,793,441	3,132,390	(8,925,831)	3,906,963
Noncontrolling interest	0	0	57,427	0	57,427

Total equity	3,906,963	5,793,441	3,189,817	(8,925,831)	3,964,390

	$7,368,126	$8,720,036	$3,611,596	$(10,615,403)	$9,084,355

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2014

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Assets
Current assets:
Cash and cash equivalents	$0	$21,784	$10,285	$0	$32,069
Accounts receivable, net	0	933,971	348,764	0	1,282,735
Supplies	0	67,847	40,268	0	108,115
Deferred income taxes	113,822	743	0	0	114,565
Other current assets	0	62,431	15,223	0	77,654

Total current assets	113,822	1,086,776	414,540	0	1,615,138

Investments in subsidiaries	7,013,540	1,661,296	0	(8,674,836)	0
Intercompany receivable	103,808	0	408,682	(512,490)	0
Intercompany note receivable	0	0	1,222,637	(1,222,637)	0
Property and equipment	0	4,494,567	1,717,463	0	6,212,030
Less: accumulated depreciation	0	(1,686,192)	(846,149)	0	(2,532,341)

	0	2,808,375	871,314	0	3,679,689

Other assets:
Goodwill	0	2,764,555	526,658	0	3,291,213
Deferred charges	32,379	5,402	2,538	0	40,319
Other	9,601	283,302	55,181	0	348,084

	$7,273,150	$8,609,706	$3,501,550	$(10,409,963)	$8,974,443

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$44,874	1,260	22,185	0	$68,319
Accounts payable and accrued liabilities	20,245	1,051,309	41,508	0	1,113,062
Federal and state taxes	1,446	0	0	0	1,446

Total current liabilities	66,565	1,052,569	63,693	0	1,182,827

Intercompany payable	0	512,490	0	(512,490)	0
Other noncurrent liabilities	1,322	189,456	77,777	0	268,555
Long-term debt	3,187,103	20,212	2,900	0	3,210,215
Intercompany note payable	0	1,222,637	0	(1,222,637)	0
Deferred income taxes	282,214	0	0	0	282,214
Redeemable noncontrolling interests	0	0	239,552	0	239,552
UHS common stockholders’ equity	3,735,946	5,612,342	3,062,494	(8,674,836)	3,735,946
Noncontrolling interest	0	0	55,134	0	55,134

Total equity	3,735,946	5,612,342	3,117,628	(8,674,836)	3,791,080

	$7,273,150	$8,609,706	$3,501,550	$(10,409,963)	$8,974,443

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Net cash provided by operating activities	$62,343	124,046	84,886	$0	$271,275

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(59,217)	(30,059)	0	(89,276)
Acquisition of property and businesses	0	(22,513)	(11,987)	0	(34,500)

Net cash used in investing activities	0	(81,730)	(42,046)	0	(123,776)

Cash Flows from Financing Activities:
Reduction of long-term debt	(156,097)	(2,561)	(213)	0	(158,871)
Additional borrowings	20,800	0	0	0	20,800
Repurchase of common shares	(28,767)	0	0	0	(28,767)
Dividends paid	(9,899)	0	0	0	(9,899)
Issuance of common stock	1,768	0	0	0	1,768
Excess income tax benefits related to stock-based compensation	20,807	0	0	0	20,807
Profit distributions to noncontrolling interests	0	0	(2,413)	0	(2,413)
Proceeds received from sale/leaseback of real property	0	0	12,551	0	12,551
Changes in intercompany balances with affiliates, net	89,045	(45,555)	(43,490)	0	0

Net cash used in financing activities	(62,343)	(48,116)	(33,565)	0	(144,024)

Effect of exchange rate changes on cash and cash equivalents	0	(466)	0	0	(466)

Increase (decrease) in cash and cash equivalents	0	(6,266)	9,275	0	3,009
Cash and cash equivalents, beginning of period	0	21,784	10,285	0	32,069

Cash and cash equivalents, end of period	$0	$15,518	$19,560	$0	$35,078

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

(12) Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosures. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. We are currently in the process of evaluating the impact of adoption of this ASU on our consolidated financial statements.

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

In April 2015, the FASB issued an update to the accounting standard relating to the presentation of debt issuance costs. Under the new guidance, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability. This amendment becomes effective for annual periods beginning on or after December 15, 2015, and interim periods beginning on or after December 15, 2015; however, early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends the consolidation requirements in Accounting Standards Codification (“ASC”) 810, Consolidation. ASU 2015-02 makes targeted amendments to the current consolidation guidance, which could change consolidation conclusions. This guidance will be effective for us beginning in our first quarter of 2016 and early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of March 31, 2015, we owned and/or operated 24 acute care hospitals and 217 behavioral health centers located in 37 states, Washington, D.C., the United Kingdom, Puerto Rico and the U.S. Virgin Islands. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 5 surgical hospitals and surgery and radiation oncology centers located in 4 states.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 52% and 50% during the three-month periods ended March 31, 2015 and 2014, respectively. Net revenues from our behavioral health care facilities accounted for 48% and 50% of our consolidated net revenues during the three-month periods ended March 31, 2015 and 2014, respectively.

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

Forward-Looking Statements and Risk Factors

You should carefully review the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. This Quarterly Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements. In evaluating those statements, you should specifically consider various factors, including the risks related to healthcare industry trends and those detailed in our filings with the SEC including those set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2014 in Item 1A Risk Factors and in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements and Risk Factors. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•	our ability to comply with the existing laws and government regulations, and/or changes in laws and government regulations;

•	an increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. No assurances can be given that the implementation of these laws will not have a material adverse effect on our business, financial condition or results of operations;

•	possible unfavorable changes in the levels and terms of reimbursement for our charges by third party payors or government based payors, including Medicare or Medicaid in the United States, and government based payors in the United Kingdom;

•	our ability to enter into managed care provider agreements on acceptable terms and the ability of our competitors to do the same, including contracts with United/Sierra Healthcare in Las Vegas, Nevada;

•	the outcome of known and unknown litigation, government investigations, false claim act allegations, and liabilities and other claims asserted against us and other matters as disclosed in Item 1. Legal Proceedings;

•	the potential unfavorable impact on our business of deterioration in national, regional and local economic and business conditions, including a worsening of unfavorable credit market conditions;

•	competition from other healthcare providers (including physician owned facilities) in certain markets;

•	technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare;

•	our ability to attract and retain qualified personnel, nurses, physicians and other healthcare professionals and the impact on our labor expenses resulting from a shortage of nurses and other healthcare professionals;

•	demographic changes;

•	our ability to successfully integrate and improve our recent acquisitions and the availability of suitable acquisitions and divestiture opportunities;

•	as discussed below in Sources of Revenue, we receive revenues from various state and county based programs, including Medicaid in all the states in which we operate, (we receive Medicaid revenues in excess of $90 million annually from each of Texas, Washington, D.C., Pennsylvania, California, Illinois, Nevada, Virginia, Massachusetts and Florida); CMS-approved Medicaid supplemental programs in certain states including Texas, Oklahoma, Illinois, Mississippi, Arkansas and California, and; state Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations;

•	our ability to continue to obtain capital on acceptable terms, including borrowed funds, to fund the future growth of our business;

•	some of our acute care facilities experience decreasing inpatient admission trends;

•	our financial statements reflect large amounts due from various commercial and private payors and there can be no assurance that failure of the payors to remit amounts due to us will not have a material adverse effect on our future results of operations;

•	in March, 2010, the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act were enacted into law and created significant changes to health insurance coverage for U.S. citizens as well as material revisions to the federal Medicare and state Medicaid programs. The two combined primary goals of these acts are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses. Medicare, Medicaid and other health care industry changes are scheduled to be implemented at various times during this decade. We cannot predict the effect, if any, these enactments will have on our future results of operations;

•	the Department of Health and Human Services (“HHS”) published final regulations in July, 2010 implementing the health information technology (“HIT”) provisions of the American Recovery and Reinvestment Act (referred to as the “HITECH Act”). The final regulation defines the “meaningful use” of Electronic Health Records (“EHR”) and establishes the requirements for the Medicare and Medicaid EHR payment incentive programs. The implementation period for these new Medicare and Medicaid incentive payments started in federal fiscal year 2011 and can end as late as 2016 for Medicare and 2021 for the state Medicaid programs. Hospitals that do not qualify as a meaningful user of EHR by 2015 are subject to a reduced market basket update to the inpatient prospective payment system (“IPPS”) standardized amount in 2015 and each subsequent fiscal year. We believe that all of our acute care hospitals have met the applicable meaningful use criteria and therefore are not subject to a reduced market basked update to the IPPS standardized amount in federal fiscal year 2015. However, under the HITECH Act, hospitals must continue to meet the applicable meaningful use criteria in each fiscal year or they will be subject to a market basket update reduction in a subsequent fiscal year. Failure of our acute care hospitals to continue to meet the applicable meaningful use criteria would have an adverse effect on our future net revenues and results of operations. There will likely be timing differences in the recognition of the incentive income and expenses recorded in connection with the implementation of the EHR applications which may cause material period-to-period changes in our future results of operations;

•	in August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. The 2011 Act imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year (approximately $35 million annual reduction to our Medicare net revenues effective as of April 1, 2013) with a uniform percentage reduction across all Medicare programs. We cannot predict whether Congress will restructure the implemented Medicare payment reductions or what other federal budget deficit reduction initiatives may be proposed by Congress;

•	our accounts receivable as of March 31, 2015 and December 31, 2014 include amounts due from Illinois of approximately $42 million and $44 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $22 million as of March 31, 2015 and $23 million as of December 31, 2014, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. In addition, our accounts receivable as of March 31, 2015 and December 31, 2014 includes approximately $105 million and $102 million, respectively, due from Texas in connection with Medicaid supplemental payment programs. The $105 million due from Texas as of March 31, 2015 consists of $61 million related to uncompensated care program revenues and $44 million related to disproportionate share hospital program revenues. Although the accounts receivable due from Illinois and Texas could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois and/or Texas. Failure to ultimately collect all outstanding amounts due from these states would have an adverse impact on our future consolidated results of operations and cash flows. In September, 2014 CMS deferred the federal matching funds on Texas Medicaid uncompensated care payments made to providers in certain counties in Texas. Although our hospitals located in Texas were not impacted by this deferral since they are not located in the impacted geographical areas, we can provide no assurance that our hospitals will not be impacted by future deferrals if CMS expands the deferrals to other counties in Texas. In January, 2015, CMS removed the aforementioned deferral but indicated they will continue their review and assessment of the underlying uncompensated care financing arrangements to ensure compliance with the applicable federal regulations and eligibility for federal matching funds;

•	there have been several attempts in Congress to repeal or modify various provisions of the Patient Protection and Affordable Care Act (the “PPACA”). We cannot predict whether or not any of these proposed changes to the PPACA will become law and therefore can provide no assurance that changes to the PPACA, as currently implemented, will not have a material adverse effect on our future results of operations. In addition, a case currently pending before The Supreme Court of the United States, King vs. Burwell, challenges the federal government’s ability to subsidize premiums paid by certain eligible individuals that obtain health insurance policies through federally facilitated exchanges. A number of our hospitals operate in states that utilize federally facilitated exchanges. The Supreme Court of the United States’ decision in this case could result in an increased number of uninsured patients treated at our hospitals located in these states which would have an adverse impact on our future results of operations;

•	the number of uninsured and self-pay patients treated at our acute care facilities that unfavorably impacts our ability to satisfactorily and timely collect our self-pay patient accounts;

•	the ability to obtain adequate levels of general and professional liability insurance on current terms;

•	changes in our business strategies or development plans;

•	fluctuations in the value of our common stock, and;

•	other factors referenced herein or in our other filings with the Securities and Exchange Commission.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We consider our critical accounting policies to be those that require us to make significant judgments and estimates when we prepare our consolidated financial statements. For a summary of our significant accounting policies, please see Note 1 to the Consolidated Financial Statements as included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 36% and 38% of our net patient revenues during the three-month periods ended March 31, 2015 and 2014, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs, accounted for 50% of our net patient revenues during each of the three-month periods ended March 31, 2015 and 2014.

Charity Care, Uninsured Discounts and Provision for Doubtful Accounts: See disclosure below in Results of Operations, Acute Care Hospital Services- Charity Care, Uninsured Discounts and Provision for Doubtful Accounts.

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

The total accrual for our professional and general liability claims was $256 million as of March 31, 2015, of which $51 million is included in current liabilities. The total accrual for our professional and general liability claims was $260 million as of December 31, 2014, of which $51 million is included in current liabilities.

Recent Accounting Standards: For a summary of accounting standards, please see Note 12 to the Consolidated Financial Statements, as included herein.

Results of Operations

Three-month periods ended March 31, 2015 and 2014:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended March 31, 2015 and 2014 (dollar amounts in thousands):

	Three months ended		Three months ended
	March 31, 2015		March 31, 2014
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$2,380,101		$2,146,498
Less: Provision for doubtful accounts	154,748		208,184

Net revenues	2,225,353	100.0%	1,938,314	100.0%
Operating charges:
Salaries, wages and benefits	1,031,703	46.4%	935,365	48.3%
Other operating expenses	505,966	22.7%	399,908	20.6%
Supplies expense	238,741	10.7%	215,798	11.1%
Depreciation and amortization	98,998	4.4%	93,359	4.8%
Lease and rental expense	22,891	1.0%	23,338	1.2%
EHR incentive income	0	0.0%	(430)	0.0%

Subtotal-operating expenses	1,898,299	85.3%	1,667,338	86.0%

Income from operations	327,054	14.7%	270,976	14.0%
Interest expense, net	30,037	1.3%	35,193	1.8%

Income before income taxes	297,017	13.3%	235,783	12.2%
Provision for income taxes	102,694	4.6%	83,931	4.3%

Net income	194,323	8.7%	151,852	7.8%
Less: Income attributable to noncontrolling interests	20,024	0.9%	13,774	0.7%

Net income attributable to UHS	$174,299	7.8%	$138,078	7.1%

Net revenues increased 15%, or $287 million, to $2.23 billion during the three-month period ended March 31, 2015 as compared to $1.94 billion during the comparable quarter of the prior year. The net increase was primarily attributable to a $178 million or 9% increase in net revenues generated at our acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”).

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $61 million to $297 million during the three-month period ended March 31, 2015 as compared to $236 million during the comparable quarter of the prior year. The net increase in our income before income taxes during the first quarter of 2015, as compared to the comparable prior year quarter, was due to:

a.	an increase of $44 million at our acute care facilities as discussed below in Acute Care Hospital Services;

b.	an increase of $32 million at our behavioral health care facilities, as discussed below in Behavioral Health Services;

c.	a decrease of $10 million due to the pre-tax gain recorded during the first quarter of 2014 resulting from the divestiture of a non-operating investment, and;

d.	$5 million of other combined net decreases.

Net income attributable to UHS increased $36 million to $174 million during the three-month period ended March 31, 2015 as compared to $138 million during the comparable prior year quarter. The increase during the first quarter of 2015, as compared to the comparable prior year quarter, consisted of:

•	an increase of $61 million in income before income taxes, as discussed above;

•	a decrease of $6 million due to an increase in income attributable to noncontrolling interests, and;

•	a decrease of $19 million resulting primarily from an increase in the provision for income taxes resulting from the income tax provision recorded on the $55 million increase in pre-tax income ($61 million increase in income before income taxes less the $6 million increase in the income attributable to noncontrolling interests).

Acute Care Hospital Services

Same Facility Basis Acute Care Hospitals

We believe that providing our results on a “Same Facility” basis, which includes the operating results for facilities owned in both the current year and prior year periods, is helpful to our investors as a measure of our operating performance. Our Same Facility results also neutralize the impact of the EHR applications, the effect of items that are non-operational in nature including items such as, but not limited to, gains on sales of assets and businesses, impacts of settlements, legal judgments and lawsuits and other amounts that may be reflected in the current or prior year financial statements that relate to prior periods. Our Same Facility basis results reflected on the table below also exclude from net revenues and other operating expenses, provider tax assessments incurred in each period as discussed below Sources of Revenue-Various State Medicaid Supplemental Payment Programs. The provider tax assessments had no impact on the income before income taxes as reflected on a Same Facility basis since the amounts offset between net revenues and other operating expenses. However, these provider tax assessments are included in net revenues and other operating expenses as reflected in the table below under All Acute Care Hospitals.

The following table summarizes the results of operations for our acute care facilities, on a same facility basis, and is used in the discussion below for the three-month periods ended March 31, 2015 and 2014 (dollar amounts in thousands):

	Three months ended		Three months ended
	March 31, 2015		March 31, 2014
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$1,213,009		$1,153,739
Less: Provision for doubtful accounts	123,437		182,350

Net revenues	1,089,572	100.0%	971,389	100.0%
Operating charges:
Salaries, wages and benefits	452,021	41.5%	421,050	43.3%
Other operating expenses	211,474	19.4%	192,996	19.9%
Supplies expense	190,824	17.5%	170,487	17.6%
Depreciation and amortization	56,311	5.2%	52,288	5.4%
Lease and rental expense	12,340	1.1%	12,984	1.3%

Subtotal-operating expenses	922,970	84.7%	849,805	87.5%

Income from operations	166,602	15.3%	121,584	12.5%
Interest expense, net	1,020	0.1%	1,074	0.1%

Income before income taxes	165,582	15.2%	120,510	12.4%

During the three-month period ended March 31, 2015, as compared to the comparable prior year quarter, net revenues at our acute care hospitals, on a same facility basis, increased $118 million or 12.2%. Income before income taxes (and before income attributable to noncontrolling interests) increased $45 million or 37% to $166 million or 15.2% of net revenues during the first quarter of 2015 as compared to $121 million or 12.4% of net revenues during the comparable prior year quarter.

The increased operating performance experienced at our acute care facilities during the first quarter of 2015, as compared to the comparable quarter in 2014, was due in part to continued improvement in general economic conditions as well as a decrease in the number of uninsured patients treated at our hospitals. The decrease in the number of uninsured patients treated at our acute care hospitals was due primarily to the favorable impact of the Affordable Care Act which includes the expansion of Medicaid in certain states in which we operate and the enrollment of patients in newly created commercial exchanges.

During the three-month period ended March 31, 2015, net revenue per adjusted admission increased 6.1% and net revenue per adjusted patient day increased 4.4%, as compared to the comparable quarter of the prior year. During the three-month period ended March 31, 2015, as compared to the comparable prior year quarter, inpatient admissions to our acute care facilities increased 4.3% and adjusted admissions (adjusted for outpatient activity) increased 5.7%. Patient days at these facilities increased 6.0% and adjusted patient days increased 7.5% during the three-month period ended March 31, 2015 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.9 days and 4.8 days during the three-month periods ended March 31, 2015 and 2014, respectively. The occupancy rate, based on the average available beds at these facilities, was 63% and 60% during the three-month periods ended March 31, 2015 and 2014, respectively.

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts the reported amounts in future periods for the provision for doubtful accounts and other accounts such as Medicaid pending. Although the patient’s ultimate eligibility determination may result in amounts being reclassified among these accounts from period to period, these reclassifications did not have a material impact on our results of operations during the three-month periods ended March 31, 2015 and 2014 since our facilities make estimates at each financial reporting period to reserve for amounts that are deemed to be uncollectible.

We also provide discounts to uninsured patients (included in “uninsured discounts” amounts below) who do not qualify for Medicaid or charity care. Because we do not pursue collection of amounts classified as uninsured discounts, they are not reported in our net revenues or in our net accounts receivable. In implementing the discount policy, we first attempt to qualify uninsured patients for governmental programs, charity care or any other discount program. If an uninsured patient does not qualify for these programs, the uninsured discount is applied. Our accounts receivable are recorded net of allowance for doubtful accounts of $336 million and $325 million at March 31, 2015 and December 31, 2014, respectively.

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three-month periods ended March 31, 2015 and 2014:

Uncompensated care:

Amounts in millions	Three Months Ended
	March 31,		March 31,
	2015	%	2014	%
Charity care	$132	46%	$134	42%
Uninsured discounts	155	54%	186	58%

Total uncompensated care	$287	100%	$320	100%

As reflected on the table below in All Acute Care Hospitals, the provision for doubtful accounts at our acute care hospitals decreased to approximately $124 million during the three-month period ended March 31, 2015 as compared to $182 million during the comparable quarter of 2014. During the three-month period ended March 31, 2015, as compared to the comparable quarter of 2014, our acute care hospitals experienced a decrease in the aggregate of charity care, uninsured discounts and provision for doubtful accounts as a percentage of gross charges.

Estimated cost of providing uncompensated care:

The estimated costs of providing uncompensated care as reflected below were based on a calculation which multiplied the percentage of operating expenses for our acute care hospitals to gross charges for those hospitals by the above-mentioned total uncompensated care amounts. Amounts included in the provision for doubtful accounts, which as mentioned above decreased during the three-month period ended March 31, 2015, as compared to the comparable quarter of 2014, are not included in the calculation of estimated costs of providing uncompensated care. The percentage of cost to gross charges is calculated based on the total operating expenses for our acute care facilities divided by gross patient service revenue for those facilities.

Estimated cost of providing uncompensated care

	Three Months Ended
	March 31,	March 31,
Amounts in millions	2015	2014
Estimated cost of providing charity care	$18	$19
Estimated cost of providing uninsured discounts related care	22	27

Estimated cost of providing uncompensated care	$40	$46

All Acute Care Hospitals

The following table summarizes the results of operations for all our acute care operations during the three-month periods ended March 31, 2015 and 2014. These amounts include: (i) our acute care results on a same facility basis, as indicated above; (ii) the impact of the implementation of EHR applications at our acute care hospitals; (iii) the operating results of a commercial health insurer acquired during the second quarter of 2014; (iv) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (v) certain other amounts. Dollar amounts below are reflected in thousands.

	Three months ended		Three months ended
	March 31, 2015		March 31, 2014
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$1,270,290		$1,156,997
Less: Provision for doubtful accounts	124,350		182,350

Net revenues	1,145,940	100.0%	974,647	100.0%
Operating charges:
Salaries, wages and benefits	456,772	39.9%	421,050	43.2%
Other operating expenses	262,655	22.9%	196,254	20.1%
Supplies expense	191,282	16.7%	170,487	17.5%
Depreciation and amortization	66,461	5.8%	61,578	6.3%
Lease and rental expense	12,553	1.1%	12,984	1.3%
EHR incentive income	0	0.0%	(430)	0.0%

Subtotal-operating expenses	989,723	86.4%	861,923	88.4%

Income from operations	156,217	13.6%	112,724	11.6%
Interest expense, net	1,017	0.1%	1,074	0.1%

Income before income taxes	155,200	13.5%	111,650	11.5%

Income before income taxes increased $44 million or 39% to $155 million during the first quarter of 2015 as compared to $112 million during the first quarter of 2014. The increase in income before income taxes at our acute care facilities resulted from:

•	a $45 million increase at our acute care facilities on a same facility basis, as discussed above, and;

•	a decrease of $1 million from other combined net changes, including the net operating loss incurred from our commercial health insurance company that was acquired in June, 2014.

Behavioral Health Services

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussion below for the three-month periods ended March 31, 2015 and 2014. Our same facility basis results reflected on the table below also exclude from net revenues and other operating expenses, provider tax assessments incurred in each period as discussed below Sources of Revenue-Various State Medicaid Supplemental Payment Programs. The provider tax assessments had no impact on the income before income taxes as reflected on a same facility basis since the amounts offset between net revenues and other operating expenses. However, these provider tax assessments are included in net revenues and other operating expenses as reflected in the table below under All Behavioral Health Care Facilities. Dollar amounts below are reflected in thousands.

Same Facility—Behavioral Health

	Three months ended		Three months ended
	March 31, 2015		March 31, 2014
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$1,033,627		$970,710
Less: Provision for doubtful accounts	29,213		25,902

Net revenues	1,004,414	100.0%	944,808	100.0%
Operating charges:
Salaries, wages and benefits	480,065	47.8%	461,107	48.8%
Other operating expenses	192,108	19.1%	177,653	18.8%
Supplies expense	44,879	4.5%	44,492	4.7%
Depreciation and amortization	27,651	2.8%	29,574	3.1%
Lease and rental expense	9,527	0.9%	9,975	1.1%

Subtotal-operating expenses	754,230	75.1%	722,801	76.5%

Income from operations	250,184	24.9%	222,007	23.5%
Interest expense, net	52	0.0%	520	0.1%

Income before income taxes	250,132	24.9%	221,487	23.4%

On a same facility basis during the first quarter of 2015, as compared to the first quarter of 2014, net revenues at our behavioral health care facilities increased 6% or $60 million to $1.00 billion from $945 million. Income before income taxes increased $29 million or 13% to $250 million or 24.9% of net revenues during the three-month period ended March 31, 2015, as compared to $221 million or 23.4% of net revenues during the comparable prior year quarter.

During the three-month period ended March 31, 2015, net revenue per adjusted admission increased 0.4% and net revenue per adjusted patient day increased 3.7%, as compared to the comparable quarter of the prior year. On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities increased 5.7% and 6.0%, respectively, during the three-month period ended March 31, 2015 as compared to the comparable quarter of 2014. Patient days and adjusted patient days increased 2.4% and 2.6%, respectively, during the three-month period ended March 31, 2015 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 12.4 days and 12.8 days during the three-month periods ended March 31, 2015 and 2014, respectively. The occupancy rate, based on the average available beds at these facilities, was 77% and 76% during the three-month periods ended March 31, 2015 and 2014, respectively.

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care facilities during the three-month periods ended March 31, 2015 and 2014 which includes our behavioral health results on a same facility basis, the impact of the facilities acquired or opened within the previous twelve months, and the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes (dollar amounts in thousands):

	Three months ended		Three months ended
	March 31, 2015		March 31, 2014
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$1,106,701		$986,212
Less: Provision for doubtful accounts	30,356		25,865

Net revenues	1,076,345	100.0%	960,347	100.0%
Operating charges:
Salaries, wages and benefits	513,875	47.7%	461,412	48.0%
Other operating expenses	221,179	20.5%	192,717	20.1%
Supplies expense	46,545	4.3%	44,516	4.6%
Depreciation and amortization	30,706	2.9%	29,954	3.1%
Lease and rental expense	10,123	0.9%	10,080	1.0%

Subtotal-operating expenses	822,428	76.4%	738,679	76.9%

Income from operations	253,917	23.6%	221,668	23.1%
Interest expense, net	475	0.0%	520	0.1%

Income before income taxes	253,442	23.5%	221,148	23.0%

Income before income taxes increased $32 million or 15% to $253 million during the first quarter of 2015 as compared to $221 million during the first quarter of 2014. The increase in income before income taxes at our behavioral health care facilities resulted from:

•	a $29 million increase at our behavioral health care facilities on a same facility basis, as discussed above, and;

•	an increase of $3 million from other combined net changes, including the income generated at the behavioral health care facilities acquired during the third quarter of 2014 in connection with our acquisition of Cygnet Health Care Limited.

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

The following table shows the approximate percentages of net patient revenue for the three-month periods ended March 31, 2015 and 2014 presented on: (i) a combined basis for both our acute care and behavioral health facilities; (ii) for our acute care facilities only, and; (iii) for our behavioral health facilities only. Net patient revenue is defined as revenue from all sources after deducting contractual allowances and discounts from established billing rates, which we derived from various sources of payment for the periods indicated.

Acute Care and Behavioral Health Facilities Combined	Percentage of Net Patient Revenues
	Three Months Ended March 31,
	2015	2014
Third Party Payors:
Medicare	22%	24%
Medicaid	14%	14%
Managed Care (HMO and PPOs)	50%	50%
Other Sources	14%	12%

Total	100%	100%

Acute Care Facilities	Percentage of Net Patient Revenues
	Three Months Ended March 31,
	2015	2014
Third Party Payors:
Medicare	27%	29%
Medicaid	7%	7%
Managed Care (HMO and PPOs)	60%	60%
Other Sources	6%	4%

Total	100%	100%

Behavioral Health Facilities	Percentage of Net Patient Revenues
	Three Months Ended March 31,
	2015	2014
Third Party Payors:
Medicare	17%	19%
Medicaid	21%	22%
Managed Care (HMO and PPOs)	40%	39%
Other Sources	22%	20%

Total	100%	100%

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

In April, 2015, CMS published its IPPS 2016 proposed payment rule which provides for a 2.7% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform mandated adjustments are considered, without consideration for the decreases related to the required Medicare Disproportionate Share Hospital (“DSH”) payment changes and decrease to the Medicare Outlier threshold, the overall increase in IPPS payments would approximate 2.0%. Including the estimated decreases to our DSH payments (approximating 1.7%), we estimate our overall increase from the proposed IPPS 2015 rule (covering the period of October 1, 2015 through September 30, 2016) will approximate 0.3%, or approximately $2 million annually. This projected impact from the IPPS 2016 proposed rule includes both the impact of the American Taxpayer Relief Act of 2012 documentation and coding adjustment and the required changes to the DSH payments related to the traditional Medicare fee for service, however, it excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, as discussed below.

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

In August, 2013, CMS published its final IPPS 2014 payment rule which provided for a 2.5% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform mandated adjustments are considered, we estimate our overall increase from the final federal fiscal year 2014 rule (covering the period of October 1, 2013 through September 30, 2014) approximated 1.0%. This projected impact from the IPPS 2014 final rule includes both the impact of the ATRA of 2012 documentation and coding adjustment and the required changes to the DSH payments related to the traditional Medicare fee for service, however, it excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, as discussed below. The final rule also expands CMS’s policy under which it defines inpatient admissions to include the use of an objective time of care standard. Specifically, it would require Medicare’s external review contractors to presume that hospital inpatient admissions are reasonable and necessary when beneficiaries receive a physician order for admission and receive medically necessary services for at least two midnights (the “Two Midnight” rule). Correspondingly, under the final rule, CMS presumes that hospital services spanning less than two midnights should have been provided on an outpatient basis and paid under Medicare Part B unless the medical record contains clear documentation supporting the physician’s order and an expectation that the Medicare beneficiary would need medically necessary care for more than two midnights, or is receiving services which CMS designates as inpatient only. Our acute care hospitals have begun to comply with the Two Midnight rule and, although we are unable to determine the ultimate impact at this time, its application could have a material unfavorable impact on our future results of operations. Excluding the potential impact of the Two Midnight rule, we do not expect the final IPPS 2014 payment rule to have a material impact on our future results of operations. In April, 2015, Congress voted to extend an enforcement moratorium on the Two Midnight rule through the end of fiscal year 2015. As a result, Medicare Recovery Audit Contractors will not audit inpatient hospital claims through September 30, 2015.

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

On January 2, 2013 ATRA was enacted which, among other things, includes a requirement for CMS to recoup $11 billion from hospitals from Medicare IPPS rates during federal fiscal years 2014 to 2017. The recoupment relates to IPPS documentation and coding adjustments for the period 2008 to 2013 for which adjustments were not previously applied by CMS. Both the 2014 and 2015 IPPS final rules include a -0.8% recoupment adjustment. CMS has proposed the same 0.8% recoupment adjustment in fiscal year 2016 and expects to make similar adjustment in federal fiscal year 2017 in order to recover the entire $11 billion. This adjustment is reflected in the 2014, 2015 and 2016 IPPS estimated impact amounts noted above. On April 16, 2015, the Medicare Access and CHIP Reauthorization Act of 2015 (H.R. 2) was enacted and an anticipated 3.2% payment increase in 2018 is scheduled to be phased in at 0.5% per year over 6 years beginning in fiscal year 2018.

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

In April, 2015, CMS published it Psych PPS proposed rule for the federal fiscal year 2016. Under this proposed rule, payments to psychiatric hospitals and units are estimated to increase by 1.9% compared to federal fiscal year 2015. This amount includes the effect of the 2.7% market basket update less a 0.2% adjustment as required by the Affordable Care Act and a 0.6% productivity adjustment. The proposed rule also updates the Inpatient Psychiatric Quality Reporting Program, which requires psychiatric facilities to report on quality measures or incur a reduction in their annual payment update.

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

In October, 2014, CMS published its Medicare Outpatient Prospective Payment System (“OPPS”) final rule for 2015. The hospital market basket increase is 2.9%. The Medicare statute requires a productivity adjustment reduction of 0.5% and 0.2% reduction to the 2015 OPPS market basket resulting in a 2015 OPPS market basket update at 2.2%. In the final rule, CMS will reduce the 2015 Medicare rates for both hospital-based and community mental health center partial hospitalization programs. When other statutorily required adjustments, hospital patient service mix and the aforementioned partial hospitalization rates are considered, we estimate that our overall Medicare OPPS for 2015 will aggregate to a net increase of 0.2%. Excluding the behavioral health division partial hospitalization rate impact, our Medicare OPPS payment increase for 2015 is estimated to be 1.5%.

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

We receive Medicaid revenues in excess of $90 million annually from each of Texas, Washington, D.C., Pennsylvania, California, Illinois, Nevada, Virginia, Massachusetts and Florida, making us particularly sensitive to reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. Based upon the state budgets for those states for the 2015 fiscal year (which generally began at various times during the second half of 2014), we estimate that, on a blended basis, our aggregate Medicaid rates were relatively unchanged from the 2014 fiscal year rates.

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

Texas and South Carolina Medicaid Disproportionate Share Hospital Payments:

Hospitals that have an unusually large number of low-income patients (i.e., those with a Medicaid utilization rate of at least one standard deviation above the mean Medicaid utilization, or having a low income patient utilization rate exceeding 25%) are eligible to receive a DSH adjustment. Congress established a national limit on DSH adjustments. Although this legislation and the resulting state broad-based provider taxes have affected the payments we receive under the Medicaid program, to date the net impact has not been materially adverse.

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The South Carolina and Texas DSH programs were renewed for each state’s 2015 DSH fiscal year (covering the period of October 1, 2014 through September 30, 2015). In connection with these DSH programs, included in our financial results was an aggregate of $13 million and $12 million during the three-month periods ended March 31, 2015 and 2014, respectively. Assuming that the Texas and South Carolina programs are renewed for each state’s 2016 fiscal year, at amounts similar to the 2015 fiscal year amounts, we estimate our aggregate reimbursements pursuant to these programs to be approximately $36 million during the remaining nine months of 2015.

The Affordable Care Act and subsequent federal legislation provides for a significant reduction in Medicaid disproportionate share payments beginning in federal fiscal year 2018 (see below in Sources of Revenues and Health Care Reform-Medicaid Revisions for additional disclosure). The U.S. Department of Health and Human Services is to determine the amount of Medicaid DSH payment cuts imposed on each state based on a defined methodology. As Medicaid DSH payments to states will be cut, consequently, payments to Medicaid-participating providers, including our hospitals in Texas and South Carolina, will likely be reduced in the coming years. We are unable to estimate the impact of this federally required reduction at this time.

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

Various State Medicaid Supplemental Payment Programs:

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

Under these programs, including the impact of Uncompensated Care and Upper Payment Limit programs, and the Texas Delivery System Reform Incentive program, we earned revenues (before Provider Taxes) of approximately $66 million and $49 million during the three-month periods ended March 31, 2015 and 2014, respectively. These revenues were offset by Provider Taxes of $28 million and $18 million during the three-month periods ended March 31, 2015 and 2014, respectively, which are recorded in other operating expenses on the Condensed Consolidated Statements of Income as included herein.

Texas Uncompensated Care/Upper Payment Limit Payments:

Certain of our acute care hospitals located in various counties of Texas (Hidalgo, Maverick, Potter and Webb) participate in Medicaid supplemental payment Section 1115 Waiver indigent care programs. Section 1115 Waiver Uncompensated Care (“UC”) payments replace the former Upper Payment Limit (“UPL”) payments. These hospitals also have affiliation agreements with third-party hospitals to provide free hospital and physician care to qualifying indigent residents of these counties. Our hospitals receive both supplemental payments from the Medicaid program and indigent care payments from third-party, affiliated hospitals. The supplemental payments are contingent on the county or hospital district making an Inter-Governmental Transfer (“IGT”) to the state Medicaid program while the indigent care payment is contingent on a transfer of funds from the applicable affiliated hospitals. However, the county or hospital district is prohibited from entering into an agreement to condition any IGT on the amount of any private hospital’s indigent care obligation. We recorded net revenues/benefit from UC and affiliated hospital indigent care revenues of $15 million during each of the three-month periods ended March 31, 2015 and 2014, net of Provider Taxes of $3 million and $1 million during the three-month periods ended March 31, 2015 and 2014, respectively. If the applicable hospital district or county makes IGTs consistent with 2014 levels, and without giving effect to potential reductions resulting from the April, 2015, THHSC final rule, which is discussed below, we believe we would be entitled to aggregate net revenues/benefit earned pursuant to these programs of approximately $43 million during the remaining nine months of 2015, net of Provider Taxes of $8 million. In April, 2015, THHSC published a final rule that would shift $136 million in funding from the private hospital UC pool to the large public hospital UC pool for the 2014 UC program year only. THHSC has not provided an estimated impact from this proposed shift due to the fact that certain UC data elements are not yet available. As such, we are unable to estimate the impact of this proposed rule change.

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

Texas Delivery System Reform Incentive Payments:

In addition, the Texas Medicaid Section 1115 Waiver includes a DSRIP pool to incentivize hospitals and other providers to transform their service delivery practices to improve quality, health status, patient experience, coordination, and cost-effectiveness. DSRIP pool payments are incentive payments to hospitals and other providers that develop programs or strategies to enhance access to health care, increase the quality of care, the cost-effectiveness of care provided and the health of the patients and families served. In May, 2014, CMS formally approved specific DSRIP projects for certain of our hospitals for demonstration years 3 to 5 (our facilities did not materially participate in the DSRIP pool during demonstration years 1 or 2). DSRIP payments are contingent on the hospital meeting certain pre-determined milestones, metrics and clinical outcomes. Additionally, DSRIP payments are contingent on a governmental entity providing an IGT for the non-federal share component of the DSRIP payment. THHSC generally approves DSRIP reported metrics, milestones and clinical outcomes on a semi-annual basis in June and December. There were no DSRIP revenues/benefit included in our financial statements during either of the three-month periods ended March 31, 2015 or 2014. In connection with the DSRIP program and THHSC’s approval for specific programs at certain of our hospitals and availability of a governmental IGT, we recorded approximately $17 million of net revenues/benefit during 2014 applicable to the period of October 1, 2013 through September 30, 2014, net of Provider Taxes of $8 million (amounts recorded during the second and fourth quarters of 2014). Although we can provide no assurance that we will ultimately qualify for additional DSRIP revenues, subject to CMS’s approval and other conditions as outlined above, we estimate that we may be entitled to additional DSRIP net revenues/benefit of approximately $25 million during 2015, net of Provider Taxes of $15 million.

Various Other State Medicaid Supplemental Payment Programs:

Including the impact of the programs in various states applicable to each year, and excluding the impact of various programs in Texas, as discussed above, and the Nevada SPA, as discussed below, we earned an aggregate net revenues/benefit from Medicaid supplemental payments of approximately $23 million (net of Provider Taxes of $26 million) and $16 million (net of Provider Taxes of $17 million) during the three-month periods ended March 31, 2015 and 2014, respectively. We estimate that our aggregate net revenues/benefit from Provider Tax programs will approximate $47 million (net of Provider Taxes of $85 million) during the remaining nine months of 2015. These amounts include the impact of the CMS approved California Provider Tax and related Medicaid supplemental payment programs, which did not have a material impact on our operating results. The aggregate net benefit is earned from multiple states and therefore no particular state’s portion is individually material to our consolidated financial statements. However, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our consolidated future results of operations.

Nevada SPA:

In Nevada, CMS approved a state plan amendment (“SPA”) in August, 2014 that implemented a hospital supplemental payment program retroactive to January 1, 2014 and effective to June 30, 2015. Included in our results of operations was approximately $2 million of net revenues earned during the first quarter of 2015 in connection with this program. We estimate that our reimbursements pursuant to this program will approximate $5 million during the remaining nine months of 2015.

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

Our consolidated results of operations during each of the three-month period ended March 31, 2015 and 2014 includes the unfavorable pre-tax impact of approximately $8 million related primarily to the depreciation and amortization expense incurred in connection with the implementation of electronic health records applications (“EHR”) at our acute care hospitals (net of amount attributable to noncontrolling interests).

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

Implemented Medicare Reductions and Reforms:

•	The Reconciliation Act reduced the market basket update for inpatient and outpatient hospitals and inpatient behavioral health facilities by 0.25% in each of 2010 and 2011, by 0.10% in each of 2012 and 2013 and 0.30% in 2014.

•	The Affordable Care Act implemented certain reforms to Medicare Advantage payments, effective in 2011.

•	A Medicare shared savings program, effective in 2012.

•	A hospital readmissions reduction program, effective in 2012.

•	A value-based purchasing program for hospitals, effective in 2012.

•	A national pilot program on payment bundling, effective in 2013.

•	Reduction to Medicare disproportionate share hospital (“DSH”) payments, effective in 2014, as discussed above.

Medicaid Revisions:

•	Expanded Medicaid eligibility and related special federal payments, effective in 2014.

•	The Affordable Care Act (as amended by subsequent federal legislation) requires annual aggregate reductions in federal DSH funding from federal fiscal year (“FFY”) 2018 through FFY 2025. The aggregate annual reduction amounts are:

$2.0 billion for FFY 2018

$3.0 billion for FFY 2019

$4.0 billion for FFY 2020

$5.0 billion for FFY 2021

$6.0 billion for FFY 2022

$7.0 billion for FFY 2023

$8.0 billion for FFY 2024

$8.0 billion for FFY 2025

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

The Affordable Care Act also required HHS to implement a value-based purchasing program for inpatient hospital services which became effective on October 1, 2012. The Affordable Care Act requires HHS to reduce inpatient hospital payments for all discharges by a percentage beginning at 1% in FFY 2013 and increasing by 0.25% each fiscal year up to 2% in FFY 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions. In its fiscal year 2016 IPPS proposed rule, CMS will fund the value-based purchasing program by reducing base operating DRG payment amounts to participating hospitals by 1.75%.

Readmission Reduction Program:

In the Affordable Care Act, Congress also mandated implementation of the hospital readmission reduction program (“HRRP”). The HRRP assesses penalties on hospitals having excess readmission rates when compared to expected rates, effective for discharges beginning October 1, 2012. In the fiscal year 2013 IPPS final rule, CMS finalized certain policies with regard to payment under the HRRP, including which hospitals are subject to the HRRP, the methodology to calculate the hospital readmission payment adjustment factor, and what portion of the IPPS payment is used to calculate the readmission adjustment factor. In the fiscal year 2014 IPPS final rule, CMS finalized revisions to the three 30-day admission measures in the program—heart failure, myocardial infarction, and pneumonia—to exclude planned readmissions. Under the Affordable Care Act, beginning in fiscal year 2015, the maximum reduction in payments under the HRRP will increase from 2% to 3%. CMS will expand the program and add two readmission measures, one, acute exacerbation of chronic obstructive pulmonary disease (COPD) and, two, patients admitted for elective total hip arthroplasty (THA) and total knee arthroplasty (TKA). In the fiscal year 2015 IPPS final rule, CMS added readmissions for coronary artery bypass graft (CABG) surgical procedures beginning in fiscal year 2017. We do not believe impact of HRRP for federal fiscal year 2015 had or will have a material adverse effect on our results of operations.

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

Other Operating Results

Interest Expense:

Interest expense was $30 million and $35 million during the three-month periods ended March 31, 2015 and 2014, respectively. Below is a schedule of our interest expense for the three-month periods ended March 31, 2015 and 2014 (amounts in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revolving credit & demand notes (a.)	$798	$557
$400 million, 7.125% Senior Notes due 2016	7,124	7,124
$250 million, 7.00% Senior Notes due 2018(b.)	0	4,375
$300 million, 3.75% Senior Notes due 2019(c.)	2,812	0
$300 million, 4.75% Senior Notes due 2022(c.)	3,563	0
Term loan facility A/new 8/2014 (a.)	7,528	0
Term loan facility A/original (a.)	0	4,089
Term loan facility B/B-1 (a.)	0	3,312
Term loan facility A2 (a.)	0	3,636
Accounts receivable securitization program(d.)	781	535

Subtotal-revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	22,606	23,628
Interest rate swap expense, net	4,148	4,713
Amortization of financing fees	1,763	5,236
Other combined interest expense	1,525	1,621
Interest income	(5)	(5)

Interest expense, net	$30,037	$35,193

(a.)	In August, 2014 we entered into a fourth amendment to our credit agreement dated November 15, 2010, as amended. The credit agreement, as amended, which is scheduled to expire in August, 2019, consist of: (i) an $800.0 million revolving credit facility, and; (ii) a $1.775 billion Term Loan A facility, which combined our previously outstanding term loan A and term loan A2 facilities (which were scheduled to mature in 2016). Interest rates were not impacted by the fourth amendment to the credit agreement. The Term Loan B-1 facility was repaid in August, 2014 utilizing other borrowed funds.
(b.)	In July, 2014, we redeemed the entire $250 million aggregate principal amount of our 7% Senior Notes due in 2018. An $11 million make-whole premium was paid in connection with this early extinguishment.
(c.)	In August, 2014, we completed an offering of $300 million aggregate principal amount of 3.750% Senior Secured Notes due in 2019 and $300 million aggregate principal amount of 4.750% Senior Secured Notes due in 2022.
(d.)	Effective August 1, 2014, we increased the borrowing capacity on our existing accounts receivable securitization program, which is scheduled to expire in October, 2016, to $360 million from $275 million.

Interest expense decreased $5 million during the three-month period ended March 31, 2015 as compared to the comparable quarter of 2014. The decrease was due primarily to: (i) a $1 million decrease in aggregate interest expense on our revolving credit and demand notes, term loan facilities and accounts receivable securitization program due to a decrease in the average outstanding borrowings and the average cost of borrowings, and; (ii) a $3 million decrease in amortization of financing fees, resulting primarily from the write-off of certain deferred financing costs and original issue discounts in connection with the various financing transactions that occurred during the third quarter of 2014, as discussed above.

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three-month periods ended March 31, 2015 and 2014 (dollar amounts in thousands):

	Three months ended
	March 31,	March 31,
	2015	2014
Provision for income taxes	$102,694	$83,931
Income before income taxes	297,017	235,783

Effective tax rate	34.6%	35.6%

Outside owners hold various noncontrolling, minority ownership interests in seven of our acute care facilities (excluding a new acute care hospital located in Henderson, Nevada which is currently under construction) and one behavioral health care facility. Each of these facilities are owned and operated by limited liability companies (“LLC”) or limited partnerships (“LP”). As a result, since there is no income tax liability incurred at the LLC/LP level (since it passes through to the members/partners), the net income attributable to noncontrolling interests does not include any income tax provision/benefit. When computing the provision for income taxes, as reflected on our consolidated statements of income, the net income attributable to noncontrolling interests is deducted from income before income taxes since it represents the third-party members’/partners’ share of the income generated by the joint-venture entities. In addition to providing the effective tax rates, as indicated above (as calculated from dividing the provision for income taxes by the income before income taxes as reflected on the consolidated statements of income), we believe it is helpful to our investors that we also provide our effective tax rate as calculated after giving effect to the portion of our pre-tax income that is attributable to the third-party members/partners.

The effective tax rates, as calculated by dividing the provision for income taxes by the difference in income before income taxes, minus net income attributable to noncontrolling interests, were as follows for each of the three-month periods ended March 31, 2015 and 2014 (dollar amounts in thousands):

	Three months ended
	March 31,	March 31,
	2015	2014
Provision for income taxes	$102,694	$83,931
Income before income taxes	297,017	235,783
Less: Net income attributable to noncontrolling interests	(20,024)	(13,774)

Income before income taxes and after net income attributable to noncontrolling interests	276,993	222,009

Effective tax rate	37.1%	37.8%

The decrease in the effective tax rate during the three-month period ended March 31, 2015, as compared to the comparable prior year quarter, was due primarily to lower effective income tax rates applicable to the income generated during the first quarter of 2015 at the behavioral health care facilities located in the United Kingdom that were acquired during the third quarter of 2014.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $271 million during the three-month period ended March 31, 2015 and $195 million during the comparable quarter of 2014. The net increase of $77 million was primarily attributable to the following:

•	a favorable change of $66 million due to an increase in net income plus/minus depreciation and amortization expense, stock-based compensation expense and gains on sales of assets and businesses;

•	a $14 million favorable change in accrued and deferred income taxes, and;

•	$3 million of other combined net unfavorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the three-month periods. The result is divided into the accounts receivable balance at March 31st of each year to obtain the DSO. Our DSO were 56 days at March 31st of each of 2015 and 2014.

Our accounts receivable as of March 31, 2015 and December 31, 2014 include amounts due from Illinois of approximately $42 million and $44 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $22 million as of March 31, 2015 and $23 million as of December 31, 2014, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. In addition, our accounts receivable as of March 31, 2015 and December 31, 2014 includes approximately $105 million and $102 million, respectively, due from Texas in connection with Medicaid supplemental payment programs. The $105 million due from Texas as of March 31, 2015 consists of $61 million related to uncompensated care program revenues and $44 million related to disproportionate share hospital program revenues. Although the accounts receivable due from Illinois and Texas could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois and/or Texas. Failure to ultimately collect all outstanding amounts due from these states would have an adverse impact on our future consolidated results of operations and cash flows.

Net cash used in investing activities

The $124 million of net cash used in investing activities during the first three months of 2015 consisted of: (i) $89 million spent on capital expenditures, and; (ii) $35 million spent related to the acquisition of businesses and property including the acquisition of a 46-bed behavioral health care facility located near Taunton, United Kingdom.

The $91 million of net cash used in investing activities during the first three months of 2014 consisted of: (i) $92 million spent on capital expenditures; (ii) $7 million spent in connection with the purchase and implementation of a electronic health records applications; (iii) $3 million spent to acquire the operations of a 48-bed behavioral health facility in Tucson, Arizona, and; (iv) $11 million received in connection with the divestiture of a non-operating investment which generated a $10 million pre-tax gain which is included in our results of operations during the first quarter of 2014.

Net cash used in financing activities

During the first three months of 2015, we used $144 million of net cash in financing activities as follows:

•	spent $159 million on net repayments of debt due primarily to repayments pursuant to our revolving credit facility ($140 million), term loan A facility ($11 million), accounts receivable securitization program ($5 million) and various other debt facilities ($3 million);

•	generated $21 million of proceeds from new borrowings pursuant to our on-demand credit facility;

•	generated $21 million of excess income tax benefits related to stock-based compensation;

•	spent $29 million to repurchase shares of our Class B Common Stock in connection with: (i) income tax withholding obligations related to stock-based compensation programs ($23 million), and; (ii) open market purchases pursuant to our $400 million stock repurchase program ($6 million);

•	generated $13 million from the sale/leaseback of two free-standing emergency departments;

•	spent $10 million to pay quarterly cash dividends of $.10 per share;

•	spent $2 million to pay profit distributions related to noncontrolling interests in majority owned businesses, and;

•	generated $2 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

During the first three months of 2014, we used $105 million of net cash in financing activities as follows:

•	spent $109 million on net repayments of debt due primarily to repayments pursuant to our: (i) Term Loan A and A2 facilities ($18 million), accounts receivable securitization program ($80 million) and various other debt facilities ($11 million);

•	generated $12 million of proceeds from new borrowings pursuant to our revolving credit facility ($7 million) and on-demand facility ($5 million);

•	generated $12 million of excess income tax benefits related to stock-based compensation;

•	spent $14 million to repurchase shares of our Class B Common Stock in connection with income tax withholding obligations related to stock-based compensation programs;

•	spent $5 million to pay quarterly cash dividends of $.05 per share;

•	spent $2 million to pay profit distributions related to noncontrolling interests in majority owned businesses, and;

•	generated $1 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

Expected Capital Expenditures During the Remainder of 2015:

During the remaining nine months of 2015, we expect to spend approximately $285 million to $310 million on capital expenditures. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

During the third quarter of 2014, we completed the following financing transactions:

•	In August, 2014, we entered into a fourth amendment to our credit agreement dated as of November 15, 2010, as amended (“Credit Agreement”). The Credit Agreement, which is scheduled to mature in August, 2019, consists of: (i) an $800 million revolving credit facility (no borrowings outstanding as of March 31, 2015), and; (ii) a $1.775 billion term loan A facility ($1.753 billion of borrowings outstanding as of March 31, 2015) which combined our previously outstanding term loan A and term loan A2 facilities which were scheduled to mature in 2016;

•	Repaid $550 million of outstanding borrowings pursuant to our previously outstanding term loan B facility which was scheduled to mature in 2016;

•	Increased the borrowing capacity on our existing accounts receivable securitization program (“Securitization”) to $360 million from $275 million, effective August 1, 2014. The Securitization, the terms of which remain the same as the previous agreement, as discussed below, is scheduled to mature in October, 2016;

•	Issued $300 million aggregate principal amount of 3.750% senior secured notes due in 2019 (see below for additional disclosure);

•	Issued $300 million aggregate principal amount of 4.750% senior secured notes due in 2022 (see below for additional disclosure);

•	Redeemed our previously outstanding $250 million, 7.00% senior unsecured notes due in 2018 on July 31, 2014 for an aggregate price equal to 104.56% of the principal amount.

Borrowings under the Credit Agreement bear interest at either (1) the ABR rate which is defined as the rate per annum equal to, at our election: the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit and term loan-A borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit and term loan-A borrowings. As of March 31, 2015, the applicable margins were 0.50% for ABR-based loans, 1.50% for LIBOR-based loans under the revolving credit and term loan-A facilities.

As of March 31, 2015, we had no borrowings outstanding pursuant to the terms of our $800 million revolving credit facility and we had $739 million of available borrowing capacity, net of $21 million of outstanding borrowings pursuant to a short-term, on-demand credit facility and $40 million of outstanding letters of credit. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries and guaranteed by our material subsidiaries.

Pursuant to the terms of the Credit Agreement, term loan-A quarterly installment payments of approximately: (i) $11 million commenced during the fourth quarter of 2014 and are scheduled to continue through September, 2016, and; (ii) $22 million are scheduled from the fourth quarter of 2016 through June, 2019.

As discussed above, on August 1, 2014, our accounts receivable securitization program (“Securitization”), with a group of conduit lenders and liquidity banks which is scheduled to mature in October, 2016, was amended to increase the borrowing capacity to $360 million from $275 million. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At March 31, 2015, we had $325 million of outstanding borrowings and $35 million of additional capacity pursuant to the terms of our accounts receivable securitization program.

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

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of March 31, 2015.

As of March 31, 2015, the carrying value of our debt was $3.1 billion and the fair-value of our debt was $3.2 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was 45% at March 31, 2015 and 47% at December 31, 2014.

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2015, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2014.

We have various obligations under operating leases or master leases for real property and under operating leases for equipment. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income. We sublease space in these buildings and any amounts received from these subleases are offset against the expense. In addition, we lease three acute care hospitals from Universal Health Realty Income Trust (the “Trust”) with terms scheduled to expire in 2016. These leases contain up to three, 5-year renewal options. We also lease two free-standing emergency departments and space in certain medical office buildings which are owned by the Trust.

As of March 31, 2015 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $114 million consisting of: (i) $93 million related to our self-insurance programs, and; (ii) $21 million of other debt and public utility guarantees.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended March 31, 2015. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.	Controls and Procedures

As of March 31, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April, 2013, the OIG served facility specific subpoenas on Wekiva Springs Center and River Point Behavioral Health requesting various documents from January, 2005 to the date of the subpoenas. In July, 2013, another subpoena was issued to Wekiva Springs Center and River Point Behavioral Health requesting additional records. In October, 2013, we were advised by the DOJ’s Criminal Frauds Section that they received a referral from the DOJ Civil Division and opened an investigation of River Point Behavioral Health and Wekiva Springs Center. Subsequent subpoenas have since been issued to River Point Behavioral Health and Wekiva Springs Center requesting additional documentation. In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the suspension remains in effect. In March 2015, we received notification from CMS that the payment suspension will be continued for another 180 days. We cannot predict if and/or when the facility’s suspended payments will resume. However, if continued for a significant period of time, the payment suspension will likely have a material adverse effect on River Point Behavioral Health’s future results of operations and financial condition. The operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during the three-month period ended March 31, 2015 or the year ended December 31, 2014.

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

In March, 2015, the OIG issued subpoenas to Central Florida Behavioral Hospital and University Behavioral Center requesting certain documents from January, 2008 to the date of the subpoena.

In late March, 2015, we were notified that the investigation conducted by the Criminal Frauds Section has been expanded to include UHS as a corporate entity arising out of the coordinated investigation of the facilities described above and, in particular, Hartgrove Hospital.

The DOJ has advised us that the civil aspect of the coordinated investigation referenced above is a False Claim Act investigation focused on billings submitted to government payers in relation to services provided at those facilities. At present, we are uncertain as to potential liability and/or financial exposure of the Company and/or named facilities, if any, in connection with these matters.

Matters Relating to Psychiatric Solutions, Inc. (“PSI”):

The following matters pertain to PSI or former PSI facilities (owned by subsidiaries of PSI) which were in existence prior to the acquisition of PSI and for which we have assumed the defense as a result of our acquisition which was completed in November, 2010.

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

Our Annual Report on Form 10-K for the year ended December 31, 2014 includes a listing of risk factors to be considered by investors in our securities. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In various prior years, our Board of Directors approved stock repurchase programs authorizing us to purchase shares of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. During July, 2014, our Board of Directors authorized a new stock repurchase program whereby, from time to time as conditions allow, we may spend up to $400 million to purchase shares of our Class B Common Stock on the open market or in negotiated private transactions. There is no expiration date for our stock repurchase program. Upon approval of the new stock repurchase program, our previously announced stock repurchase program was cancelled. As reflected below, during the three-month period ended March 31, 2015, 48,269 shares ($5.6 million in the aggregate) were repurchased pursuant to the terms of our recently authorized stock repurchase program and 208,088 shares were repurchased in connection with income tax withholding obligations resulting from the exercise of stock options and the vesting of restricted stock grants. During the period of January 1, 2015 through March 31, 2015, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands)
January, 2015	—	115,384	—	N/A	0	N/A	N/A	—	$342,050
February, 2015	—	18,585	—	N/A	0	N/A	N/A	—	$342,050
March, 2015	—	122,388	—	N/A	48,269	$116.16	$5,607	—	$336,443

Total January through March	—	256,357	—	N/A	48,269	$116.16	$5,607

Dividends

During the quarter ended March 31, 2015, we declared and paid dividends of $.10 per share.

Item 6.	Exhibits

(a) Exhibits:

11	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc. (Registrant)

Date: May 8, 2015	/S/ ALAN B. MILLER
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