Form 10-Q
period 2015-06-30
UNIVERSAL HEALTH SERVICES INC
filed 2015-08-07
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of July 31, 2015:

Class A	6,595,308
Class B	91,736,432
Class C	663,940
Class D	27,862

UNIVERSAL HEALTH SERVICES, INC.

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2015. This Report modifies and supersedes documents filed prior to this Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Report.

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

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net revenues before provision for doubtful accounts	$2,452,680	$2,227,721	$4,832,781	$4,374,219
Less: Provision for doubtful accounts	177,476	175,955	332,224	384,139

Net revenues	2,275,204	2,051,766	4,500,557	3,990,080
Operating charges:
Salaries, wages and benefits	1,044,064	961,920	2,075,767	1,897,285
Other operating expenses	535,711	460,665	1,041,677	860,573
Supplies expense	240,979	223,774	479,720	439,572
Depreciation and amortization	97,257	90,691	196,255	184,050
Lease and rental expense	23,196	23,458	46,087	46,796
Electronic health records incentive income	(1,395)	(2,174)	(1,395)	(2,604)

	1,939,812	1,758,334	3,838,111	3,425,672

Income from operations	335,392	293,432	662,446	564,408
Interest expense, net	27,684	35,087	57,721	70,280

Income before income taxes	307,708	258,345	604,725	494,128
Provision for income taxes	106,304	91,731	208,998	175,662

Net income	201,404	166,614	395,727	318,466
Less: Income attributable to noncontrolling interests	19,211	14,943	39,235	28,717

Net income attributable to UHS	$182,193	$151,671	$356,492	$289,749

Basic earnings per share attributable to UHS	$1.84	$1.53	$3.60	$2.93

Diluted earnings per share attributable to UHS	$1.80	$1.51	$3.54	$2.89

Weighted average number of common shares - basic	99,004	98,872	98,957	98,722
Add: Other share equivalents	1,923	1,363	1,830	1,474

Weighted average number of common shares and equivalents - diluted	100,927	100,235	100,787	100,196

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$201,404	$166,614	$395,727	$318,466
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	806	4,465	4,938	8,210
Amortization of terminated hedge	(84)	(84)	(168)	(168)
Foreign currency translation adjustment	2,626	0	2,208	0

Other comprehensive income before tax	3,348	4,381	6,978	8,042
Income tax expense related to items of other comprehensive income	715	1,620	2,212	2,974

Total other comprehensive income, net of tax	2,633	2,761	4,766	5,068

Comprehensive income	204,037	169,375	400,493	323,534
Less: Comprehensive income attributable to noncontrolling interests	19,211	14,943	39,235	28,717

Comprehensive income attributable to UHS	$184,826	$154,432	$361,258	$294,817

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$42,464	$32,069
Accounts receivable, net	1,360,973	1,282,735
Supplies	109,117	108,115
Deferred income taxes	124,857	114,565
Other current assets	71,548	77,654

Total current assets	1,708,959	1,615,138

Property and equipment	6,371,767	6,212,030
Less: accumulated depreciation	(2,685,730)	(2,532,341)

	3,686,037	3,679,689

Other assets:
Goodwill	3,316,945	3,291,213
Deferred charges	36,927	40,319
Other	329,691	348,084

	$9,078,559	$8,974,443

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$73,807	$68,319
Accounts payable and accrued liabilities	1,096,081	1,113,062
Federal and state taxes	24,423	1,446

Total current liabilities	1,194,311	1,182,827

Other noncurrent liabilities	279,281	268,555
Long-term debt	2,961,515	3,210,215
Deferred income taxes	271,109	282,214
Redeemable noncontrolling interests	250,533	239,552
Equity:
UHS common stockholders’ equity	4,061,756	3,735,946
Noncontrolling interest	60,054	55,134

Total equity	4,121,810	3,791,080

	$9,078,559	$8,974,443

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Six months ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$395,727	$318,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	196,255	184,050
Stock-based compensation expense	20,474	14,945
Gains on sales of assets and businesses, net of losses	0	(10,134)
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(95,013)	(61,865)
Accrued interest	(1,520)	(271)
Accrued and deferred income taxes	10,870	(9,435)
Other working capital accounts	(10,899)	17,739
Other assets and deferred charges	4,074	10,415
Other	2,163	(4,092)
Accrued insurance expense, net of commercial premiums paid	50,511	38,520
Payments made in settlement of self-insurance claims	(41,039)	(39,922)

Net cash provided by operating activities	531,603	458,416

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(170,580)	(186,786)
Proceeds received from sale of assets and businesses	0	11,450
Acquisition of property and businesses	(34,500)	(71,000)
Costs incurred for purchase and implementation of electronic health records application	0	(8,399)

Net cash used in investing activities	(205,080)	(254,735)

Cash Flows from Financing Activities:
Reduction of long-term debt	(255,658)	(179,126)
Additional borrowings	5,200	0
Repurchase of common shares	(68,157)	(35,773)
Dividends paid	(19,804)	(9,884)
Issuance of common stock	4,039	3,287
Excess income tax benefits related to stock-based compensation	28,489	28,493
Profit distributions to noncontrolling interests	(23,295)	(13,184)
Proceeds received from sale/leaseback of real property	12,765	0

Net cash used in financing activities	(316,421)	(206,187)

Effect of exchange rate changes on cash and cash equivalents	293	0

Increase (decrease) in cash and cash equivalents	10,395	(2,506)
Cash and cash equivalents, beginning of period	32,069	17,238

Cash and cash equivalents, end of period	$42,464	$14,732

Supplemental Disclosures of Cash Flow Information:
Interest paid	$55,718	$60,078

Income taxes paid, net of refunds	$166,637	$156,434

Noncash purchases of property and equipment	$34,488	$58,020

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended June 30, 2015. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

Under these programs, including the impact of Uncompensated Care and Upper Payment Limit programs, and the Texas Delivery System Reform Incentive program, we earned revenues (before Provider Taxes) of approximately $92 million and $75 million during the three-month periods ended June 30, 2015 and 2014, respectively, and approximately $159 million and $124 million during the six-month periods ended June 30, 2015 and 2014, respectively. These revenues were offset by Provider Taxes of approximately $39 million and $32 million during the three-month periods ended June 30, 2015 and 2014, respectively, and approximately $67 million and $50 million during the six-month periods ended June 30, 2015 and 2014, respectively, which are recorded in other operating expenses on the Condensed Consolidated Statements of Income as included herein. Prior to 2015, these Provider Taxes were recorded as a reduction to our net revenues. Accordingly, the unaudited Condensed Consolidated Statements of Income for the three and six-month periods ended June 30, 2014 have been revised to reflect the current period classification, resulting in an increase in net revenue and an increase in other operating expenses of $32 million and $50 million, respectively. We assessed this adjustment to the classification and concluded that it was not material to our previously issued annual and quarterly Consolidated Statements of Income, which will be revised in future filings.

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

At June 30, 2015, we held approximately 5.9% of the outstanding shares of the Trust. We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $700,000 and $600,000 during the three-month periods ended June 30, 2015 and 2014, respectively, and approximately $1.4 million and $1.2 million during the six-month periods ended June 30, 2015 and 2014, respectively. Our pre-tax share of income from the Trust was approximately $800,000 and $100,000 during the three-month periods ended June 30, 2015 and 2014, respectively, and approximately $1.0 million and $400,000 for the six-month periods ended June 30, 2015 and 2014, respectively. Included in our share of the Trust’s income for the three and six months ended June 30, 2015, is our share of a gain realized by the Trust in connection with a property exchange transaction completed during the second quarter of 2015. The carrying value of this investment was approximately $9.3 million at each of June 30, 2015 and December 31, 2014, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $36.6 million at June 30, 2015 and $37.9 million at December 31, 2014, based on the closing price of the Trust’s stock on the respective dates.

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

The table below details the renewal options and terms for each of our three acute care hospital facilities leased from the Trust as of June 30, 2015:

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

Total rent expense under the operating leases on these three hospital facilities was approximately $4 million during each of the three months ended June 30, 2015 and 2014, and approximately $8 million for each of the six-month periods ended June 30, 2015 and 2014. In addition, certain of our subsidiaries are tenants in several medical office buildings and two FEDs (as discussed above) owned by the Trust or by limited liability companies in which the Trust holds 100% of the ownership interest.

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

Outside owners hold noncontrolling, minority ownership interests of: (i) approximately 28% in our five acute care facilities (and one additional facility currently under construction) located in Las Vegas, Nevada; (ii) 20% in an acute care facility located in Washington, D.C.; (iii) approximately 11% in an acute care facility located in Laredo, Texas, and; (iv) 20% in a behavioral health care facility located in Philadelphia, Pennsylvania. The redeemable noncontrolling interest balances of $251 million as of June 30, 2015 and $240 million as of December 31, 2014, and the noncontrolling interest balances of $60 million as of June 30, 2015 and $55 million as of December 31, 2014, consist primarily of the third-party ownership interests in these hospitals.

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

(4) Long-term debt and cash flow hedges

Debt:

During the third quarter of 2014, we completed the following financing transactions:

•	In August, 2014, we entered into a fourth amendment to our credit agreement dated as of November 15, 2010, as amended (“Credit Agreement”). The Credit Agreement, which is scheduled to mature in August, 2019, consists of: (i) an $800 million revolving credit facility (no borrowings outstanding as of June 30, 2015), and; (ii) a $1.775 billion term loan A facility ($1.742 billion of borrowings outstanding as of June 30, 2015) which combined our previously outstanding term loan A and term loan A2 facilities which were scheduled to mature in 2016;

•	Repaid $550 million of outstanding borrowings pursuant to our previously outstanding term loan B facility which was scheduled to mature in 2016;

•	Increased the borrowing capacity on our existing accounts receivable securitization program (“Securitization”) to $360 million from $275 million, effective August 1, 2014. The Securitization, the terms of which remain the same as the previous agreement, as discussed below, is scheduled to mature in October, 2016;

•	Issued $300 million aggregate principal amount of 3.750% senior secured notes due in 2019 (see below for additional disclosure);

•	Issued $300 million aggregate principal amount of 4.750% senior secured notes due in 2022 (see below for additional disclosure);

•	Redeemed our previously outstanding $250 million, 7.00% senior unsecured notes due in 2018 on July 31, 2014 for an aggregate price equal to 104.56% of the principal amount.

Borrowings under the Credit Agreement bear interest at either (1) the ABR rate which is defined as the rate per annum equal to, at our election: the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit and term loan-A borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit and term loan-A borrowings. As of June 30, 2015, the applicable margins were 0.50% for ABR-based loans, 1.50% for LIBOR-based loans under the revolving credit and term loan-A facilities.

As of June 30, 2015, we had no borrowings outstanding pursuant to the terms of our $800 million revolving credit facility and we had $755 million of available borrowing capacity, net of $6 million of outstanding borrowings pursuant to a short-term, on-demand credit facility and $39 million of outstanding letters of credit. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries and guaranteed by our material subsidiaries.

Pursuant to the terms of the Credit Agreement, term loan-A quarterly installment payments of approximately: (i) $11 million commenced during the fourth quarter of 2014 and are scheduled to continue through September, 2016, and; (ii) $22 million are scheduled from the fourth quarter of 2016 through June, 2019.

As discussed above, on August 1, 2014, our accounts receivable securitization program (“Securitization”), with a group of conduit lenders and liquidity banks which is scheduled to mature in October, 2016, was amended to increase the borrowing capacity to $360 million from $275 million. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At June 30, 2015, we had $240 million of outstanding borrowings and $120 million of additional capacity pursuant to the terms of our accounts receivable securitization program.

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

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of June 30, 2015.

As of June 30, 2015, the carrying value of our debt was $3.0 billion and the fair-value of our debt was $3.1 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during 2014 and the first six months of 2015 and determined the hedges to be highly effective. We also determined that any portion of the hedges deemed to be ineffective was de minimis and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. However, at June 30, 2015 and December 31, 2014, each swap agreement entered into by us was in a net liability position which would require us to make the settlement payments to the counterparties. We do not anticipate nonperformance by our counterparties. We do not hold or issue derivative financial instruments for trading purposes.

Seven interest rate swaps on a total notional amount of $825 million matured in May, 2015. Four of these swaps, with a total notional amount of $600 million, became effective in December, 2011 and provided that we receive three-month LIBOR while the average fixed rate payable was 2.38%. The remaining three swaps, with a total notional amount of $225 million, became effective in March, 2011 and provided that we receive three-month LIBOR while the average fixed rate payable was 1.91%.

During the second quarter of 2015, we entered into four forward starting interest rate swaps whereby we pay a fixed rate on a total notional amount of $500 million and receive one-month LIBOR. Each of the four swaps became effective on July 15, 2015 and are scheduled to mature on April 15, 2019. The average fixed rate payable on these swaps is 1.40%.

In July, 2015, we entered into two additional forward starting interest rate swaps whereby we pay a fixed rate on a total notional amount of $200 million and receive one-month LIBOR. One swap on a notional amount of $100 million became effective on July 15, 2015 and another swap on a notional amount of $100 million becomes effective on September 15, 2015. Both of these swaps are scheduled to mature on April 15, 2019. The average fixed rate payable on these two swaps is 1.30%.

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based primarily on quotes from banks. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. The fair value of our interest rate swaps was a net liability of $2 million at June 30, 2015, of which $5 million is included in other current liabilities, partially offset by a $3 million asset which is included in other assets. The fair value of our interest rate swaps was a liability of $6 million at December 31, 2014, all of which is included in other current liabilities.

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

As of June 30, 2015, the total accrual for our professional and general liability claims was $201 million, of which $51 million is included in current liabilities. As of December 31, 2014, the total accrual for our professional and general liability claims was $193 million, of which $51 million is included in current liabilities.

As of June 30, 2015, the total accrual for our workers’ compensation liability claims was $68 million, of which $32 million is included in current liabilities. As of December 31, 2014, the total accrual for our workers’ compensation liability claims was $67 million, of which $32 million is included in current liabilities.

Property Insurance:

We have commercial property insurance policies for our properties covering catastrophic losses, including windstorm damage, up to a $1 billion policy limit per occurrence, subject to a deductible ranging from $50,000 to $250,000 per occurrence. Losses resulting from named windstorms are subject to deductibles between 3% and 5% of the declared total insurable value of the property. In addition, we have commercial property insurance policies covering catastrophic losses resulting from earthquake and flood damage, each subject to aggregated loss limits (as opposed to per occurrence losses). Our earthquake limit is $250 million, subject to a deductible of $250,000, except for facilities located within documented fault zones. Earthquake losses that affect facilities located in fault zones within the United States are subject to a $100 million limit and will have applied deductibles ranging from 1% to 5% of the declared total insurable value of the property. The earthquake limit in Puerto Rico is $25 million, subject to a $25,000 deductible. Non-critical flood losses have either a $250,000 or $500,000 deductible, based upon the location of the facility. Since certain of our facilities have been designated by our insurer as flood prone, we have elected to purchase policies from The National Flood Insurance Program to cover a substantial portion of the applicable deductible. Property insurance for the facilities acquired from Cygnet are provided on an all risk basis up to a £180 million limit that includes coverage for real and personal property as well as business interruption losses.

Other

Our accounts receivable as of June 30, 2015 and December 31, 2014 include amounts due from Illinois of approximately $24 million and $44 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $8 million as of June 30, 2015 and $23 million as of December 31, 2014, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. In addition, our accounts receivable as of June 30, 2015 and December 31, 2014 includes approximately $97 million and $102 million, respectively, due from Texas in connection with Medicaid supplemental payment programs. The $97 million due from Texas as of June 30, 2015 consists of $52 million related to uncompensated care program revenues, $27 million related to disproportionate share hospital program revenues and $18 million to Delivery Service Reform Incentive Payment program revenues. Although the accounts receivable due from Illinois and Texas could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois and/or Texas. Failure to ultimately collect all outstanding amounts due from these states would have an adverse impact on our future consolidated results of operations and cash flows.

As of June 30, 2015 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $118 million consisting of: (i) $96 million related to our self-insurance programs, and; (ii) $22 million of other debt and public utility guarantees.

Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to various government investigations, regulatory matters and litigation, as outlined below.

Office of Inspector General (“OIG”) and Government Investigations:

In September, 2010, we, along with many other companies in the healthcare industry, received a letter from the United States Department of Justice (“DOJ”) advising of a False Claim Act investigation being conducted in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) from 2003 to 2010 at several of our acute care facilities. The DOJ alleges that ICDs were implanted and billed by our facilities in contravention of a National Coverage Determination regarding these devices. We had previously established a reserve in connection with this matter which did not have a material impact on our consolidated financial statements. During the second quarter of 2015, we finalized a settlement agreement with the government which approximated our established reserve.

In February, 2013, the Office of Inspector General for the United States Department of Health and Human Services (“OIG”) served a subpoena requesting various documents from January, 2008 to the date of the subpoena directed at Universal Health Services, Inc. (“UHS”) concerning it and UHS of Delaware, Inc., and several UHS owned behavioral health facilities including: Keys of Carolina, Old Vineyard Behavioral Health, The Meadows Psychiatric Center, Streamwood Behavioral Health, Hartgrove Hospital, Rock River Academy and Residential Treatment Center, Roxbury Treatment Center, Harbor Point Behavioral Health Center, f/k/a, The Pines Residential Treatment Center, including the Crawford, Brighton and Kempsville campuses, Wekiva Springs Center and River Point Behavioral Health. Prior to receiving this subpoena: (i) the Keys of Carolina and Old Vineyard received notification during the second half of 2012 from the DOJ of its intent to proceed with an investigation following requests for documents for the period of January, 2007 to the date of the subpoenas from the North Carolina state Attorney General’s Office; (ii) Harbor Point Behavioral Health Center received a subpoena in December, 2012 from the Attorney General of the Commonwealth of Virginia requesting various documents from July, 2006 to the date of the subpoena, and; (iii) The Meadows Psychiatric Center received a subpoena from the OIG in February, 2013 requesting certain documents from 2008 to the date of the subpoena. Unrelated to these matters, the Keys of Carolina was closed and the real property was sold in January, 2013. We were advised that a qui tam action had been filed against Roxbury Treatment Center but the government declined to intervene and the case was dismissed.

In April, 2013, the OIG served facility specific subpoenas on Wekiva Springs Center and River Point Behavioral Health requesting various documents from January, 2005 to the date of the subpoenas. In July, 2013, another subpoena was issued to Wekiva Springs Center and River Point Behavioral Health requesting additional records. In October, 2013, we were advised by the DOJ’s Criminal Frauds Section that they received a referral from the DOJ Civil Division and opened an investigation of River Point Behavioral Health and Wekiva Springs Center. Subsequent subpoenas have since been issued to River Point Behavioral Health and Wekiva Springs Center requesting additional documentation. In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the suspension remains in effect. In March 2015, we received notification from CMS that the payment suspension will be continued for another 180 days. We cannot predict if and/or when the facility’s suspended payments will resume. Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during the six-month period ended June 30, 2015 or the year ended December 31, 2014, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

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

Regulatory Matters:

On July 23, 2015, Timberlawn Mental Health System (“Timberlawn”) received notification from CMS of its intent to terminate Timberlawn’s Medicare provider agreement effective August 7, 2015. This notification resulted from surveys conducted which allege that Timberlawn is out of compliance with conditions of participation required for participation in the Medicare/Medicaid program. Some of the deficiencies were considered by CMS to be an “immediate jeopardy” situation. We have filed a request for expedited administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeals Board, Civil Remedies Division, seeking review and reversal of the termination action. In conjunction with the administrative appeal, we have filed litigation in the U.S District Court for the Northern District of Texas seeking a temporary restraining order and preliminary injunction to have the termination stayed pending the conclusion of the administrative appeal. The termination date has been extended to August 13, 2015 pending further review and rulings by the U.S. District Court. We can provide no assurance that we will be successful in the administrative appeal or litigation or that Timberlawn will not ultimately lose its Medicare/Medicaid certification. Any such termination of Timerlawn’s Medicare/Medicaid certification, should it ultimately occur, would have a material adverse effect on the facility’s future results of operations and financial condition and could result in closure of the facility. The operating results of Timberlawn did not have a material impact on our consolidated results of operations or financial condition for the six-month period ended June 30, 2015 or the year ended December 31, 2014.

During the second quarter of 2015, Texoma Medical Center (“Texoma”), which includes TMC Behavioral Health Center, entered into a Systems Improvement Agreement (“SIA”) with CMS. The SIA abated a termination action from CMS following surveys which identified alleged failures to comply with conditions of participation primarily involving Texoma’s behavioral health operations. The terms of the SIA required Texoma to engage independent consultants/experts approved by CMS to analyze and develop implementation plans at Texoma to meet Medicare conditions of participation. At the conclusion of the SIA, CMS will conduct a full certification survey to determine if Texoma is in substantial compliance with the Medicare conditions of participation. The term of agreement is set to conclude October 2, 2016 unless the terms of the agreement are fulfilled earlier. During the term of the SIA, Texoma remains eligible to receive reimbursements from Medicare and Medicaid for services rendered to Medicare and Medicaid beneficiaries.

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

General:

We operate in a highly regulated and litigious industry which subjects us to various claims and lawsuits in the ordinary course of business as well as regulatory proceedings and government investigations. These claims or suits include claims for damages for personal injuries, medical malpractice, commercial/contractual disputes, wrongful restriction of, or interference with, physicians’ staff privileges, and employment related claims, In addition, health care companies are subject to investigations and/or actions by various state and federal governmental agencies or those bringing claims on their behalf. Government action has increased with respect to investigations and/or allegations against healthcare providers concerning possible violations of fraud and abuse and false claims statutes as well as compliance with clinical and operational regulations. Currently, and from time to time, we and some of our facilities are subjected to inquiries in the form of subpoenas, Civil Investigative Demands, audits and other document requests from various federal and state agencies. These inquiries can lead to notices and/or actions including repayment obligations from state and federal government agencies associated with potential non-compliance with laws and regulations. Further, the federal False Claim Act allows private individuals to bring lawsuits (qui tam actions) against healthcare providers that submit claims for payments to the government. Various states have also adopted similar statutes. When such a claim is filed, the government will investigate the matter and decide if they are going to intervene in the pending case. These qui tam lawsuits are placed under seal by the court to comply with the False Claims Act’s requirements. If the government chooses not to intervene, the private individual(s) can proceed independently on behalf of the government. Health care providers that are found to violate the False Claims Act may be subject to substantial monetary fines/penalties as well as face potential exclusion from participating in government health care programs or be required to comply with Corporate Integrity Agreements as a condition of a settlement of a False Claim Act matter. In September 2014, the Criminal Division of the DOJ, announced that all qui tam cases will be shared with their Division to determine if a parallel criminal investigation should be opened. The Criminal Division has also stated an intention to pursue corporations in criminal prosecutions. In addition, health care facilities are subject to monitoring by state and federal surveyors to ensure compliance with program Conditions of Participation. In the event a facility is found to be out of compliance with a Condition of Participation and unable to remedy the alleged deficiency(s), the facility faces termination from the Medicare and Medicaid programs or compliance with a System Improvement Agreement to remedy deficiencies and ensure compliance.

The laws and regulations governing the healthcare industry are complex covering, among other things, government healthcare participation requirements, licensure, certification and accreditation, privacy of patient information, reimbursement for patient services as well as fraud and abuse compliance. These laws and regulations are constantly evolving and expanding. Further, the Affordable Care Act has added additional obligations on healthcare providers to report and refund overpayments by government healthcare programs and authorizes the suspension of Medicare and Medicaid payments “pending an investigation of a credible allegation of fraud.” We monitor our business and have developed an ethics and compliance program with respect to these complex laws, rules and regulations. Although we believe our policies, procedures and practices comply with government regulations, there is no assurance that we will not be faced with the sanctions referenced above which include fines, penalties and/or substantial damages, repayment obligations, payment suspensions, licensure revocation, and expulsion from government healthcare programs. Even if we were to ultimately prevail in any action brought against us or our facilities or in responding to any inquiry, such action or inquiry could have a material adverse effect on us.

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

	Three months ended June 30, 2015
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$4,188,933	$1,865,070	—	$6,054,003
Gross outpatient revenues	$2,403,044	$217,013	$8,284	$2,628,341
Total net revenues	$1,164,516	$1,106,860	$3,828	$2,275,204
Income/(loss) before allocation of corporate overhead and income taxes	$140,584	$268,413	($101,289)	$307,708
Allocation of corporate overhead	($49,422)	($29,721)	$79,143	0
Income/(loss) after allocation of corporate overhead and before income taxes	$91,162	$238,692	($22,146)	$307,708
Total assets as of 6/30/15	$3,425,974	$5,320,163	$332,422	$9,078,559

	Six months ended June 30, 2015
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$8,517,700	$3,688,495	—	$12,206,195
Gross outpatient revenues	$4,687,756	$421,582	$16,111	$5,125,449
Total net revenues	$2,310,456	$2,183,205	$6,896	$4,500,557
Income/(loss) before allocation of corporate overhead and income taxes	$295,784	$521,855	($212,914)	$604,725
Allocation of corporate overhead	($98,848)	($59,387)	$158,235	0
Income/(loss) after allocation of corporate overhead and before income taxes	$196,936	$462,468	($54,679)	$604,725
Total assets as of 6/30/15	$3,425,974	$5,320,163	$332,422	$9,078,559

	Three months ended June 30, 2014
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$3,724,309	$1,686,512	—	$5,410,821
Gross outpatient revenues	$2,068,076	$204,480	$8,335	$2,280,891
Total net revenues	$1,037,065	$1,011,239	$3,462	$2,051,766
Income/(loss) before allocation of corporate overhead and income taxes	$118,345	$243,540	($103,540)	$258,345
Allocation of corporate overhead	($44,693)	($23,136)	$67,829	0
Income/(loss) after allocation of corporate overhead and before income taxes	$73,652	$220,404	($35,711)	$258,345
Total assets as of 6/30/14	$3,319,048	$4,995,534	$233,490	$8,548,072

	Six months ended June 30, 2014
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$7,600,673	$3,295,411	—	$10,896,084
Gross outpatient revenues	$4,025,567	$388,595	$16,849	$4,431,011
Total net revenues	$2,011,712	$1,971,586	$6,782	$3,990,080
Income/(loss) before allocation of corporate overhead and income taxes	$229,994	$464,688	($200,554)	$494,128
Allocation of corporate overhead	($89,390)	($49,305)	$138,695	0
Income/(loss) after allocation of corporate overhead and before income taxes	$140,604	$415,383	($61,859)	$494,128
Total assets as of 6/30/14	$3,319,048	$4,995,534	$233,490	$8,548,072

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	(amounts in thousands)
	2015	2014	2015	2014
Basic and Diluted:
Net income attributable to UHS	$182,193	$151,671	$356,492	$289,749
Less: Net income attributable to unvested restricted share grants	(71)	(77)	(139)	(147)

Net income attributable to UHS – basic and diluted	$182,122	$151,594	$356,353	$289,602

Weighted average number of common shares - basic	99,004	98,872	98,957	98,722

Net effect of dilutive stock options and grants based on the treasury stock method	1,923	1,363	1,830	1,474

Weighted average number of common shares and equivalents - diluted	100,927	100,235	100,787	100,196

Earnings per basic share attributable to UHS:	$1.84	$1.53	$3.60	$2.93

Earnings per diluted share attributable to UHS:	$1.80	$1.51	$3.54	$2.89

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. There were no significant anti-dilutive stock options during the three months ended June 30, 2015. The excluded weighted-average stock options totaled 1.5 million for the six months ended June 30, 2015. There were no significant anti-dilutive stock options during the three and six months ended June 30, 2014. All classes of our common stock have the same dividend rights.

Stock-Based Compensation: During the three-month periods ended June 30, 2015 and 2014, compensation cost of $9.1 million and $7.4 million, respectively, was recognized related to outstanding stock options. During the six-month periods ended June 30, 2015 and 2014, compensation cost of $19.5 million and $14.2 million, respectively, was recognized related to outstanding stock options. In addition, during the three-month periods ended June 30, 2015 and 2014, compensation cost of approximately $274,000 and $358,000, respectively, was recognized related to restricted stock. During the six-month periods ended June 30, 2015 and 2014, compensation cost of approximately $493,000 and $648,000, respectively, was recognized related to restricted stock. As of June 30, 2015 there was $84.6 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 3.1 years. There were 2,943,850 stock options granted (net of cancellations) during the first six months of 2015 with a weighted-average grant date fair value of $21.28 per share.

The expense associated with share-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, share-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $20.5 million and $14.9 million during the six-month periods ended June 30, 2015 and 2014, respectively. In accordance with ASC 718, excess income tax benefits related to stock based compensation are classified as cash inflows from financing activities on the Consolidated Statement of Cash Flows. During each of the first six months of 2015 and 2014, we generated $28.5 million of excess income tax benefits related to stock based compensation which are reflected as cash inflows from financing activities in our Consolidated Statements of Cash Flows.

(8) Dispositions and acquisitions

Six-month period ended June 30, 2015:

Acquisitions:

During the first six months of 2015, we paid approximately $35 million to acquire: (i) the Orchard Portman House Hospital (now called Cygnet Hospital-Taunton), a 46-bed behavioral health care facility located near Taunton, United Kingdom; (ii) certain assets and a management contract related to the operations of a 24-bed critical access hospital located in Bonham, Texas, and; (iii) various other businesses and real property assets.

There were no divestitures during the first six months of 2015.

Six-month period ended June 30, 2014:

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

(9) Dividends

We declared and paid dividends of $9.9 million, or $.10 per share, during the second quarter of 2015 and $5.0 million, or $.05 per share, during the second quarter of 2014. We declared and paid dividends of $19.8 million and $9.9 million during the six-month periods ended June 30, 2015 and 2014, respectively.

(10) Income Taxes

As of January 1, 2015, our unrecognized tax benefits were approximately $2 million. The amount, if recognized, that would affect the effective tax rate is approximately $2 million. During the quarter ended June 30, 2015, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of June 30, 2015, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2011 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of uncertain tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2015

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net revenues before provision for doubtful accounts	$0	$1,690,272	$770,481	$(8,073)	$2,452,680
Less: Provision for doubtful accounts	0	114,894	62,582	0	177,476

Net revenues	0	1,575,378	707,899	(8,073)	2,275,204

Operating charges:
Salaries, wages and benefits	0	745,230	298,834	0	1,044,064
Other operating expenses	0	367,145	176,236	(7,670)	535,711
Supplies expense	0	145,631	95,348	0	240,979
Depreciation and amortization	0	69,057	28,200	0	97,257
Lease and rental expense	0	14,144	9,455	(403)	23,196
Electronic health records incentive income	0	(1,395)	0	0	(1,395)

	0	1,339,812	608,073	(8,073)	1,939,812

Income from operations	0	235,566	99,826	0	335,392
Interest expense	26,032	1,166	486	0	27,684
Interest (income) expense, affiliate	0	23,055	(23,055)	0	0
Equity in net income of consolidated affiliates	(198,261)	(60,788)	0	259,049	0

Income before income taxes	172,229	272,133	122,395	(259,049)	307,708
Provision for income taxes	(9,964)	90,739	25,529	0	106,304

Net income	182,193	181,394	96,866	(259,049)	201,404
Less: Income attributable to noncontrolling interests	0	0	19,211	0	19,211

Net income attributable to UHS	$182,193	$181,394	$77,655	$(259,049)	$182,193

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net revenues before provision for doubtful accounts	$0	$3,351,884	$1,496,561	$(15,664)	$4,832,781
Less: Provision for doubtful accounts	0	221,198	111,026	0	332,224

Net revenues	0	3,130,686	1,385,535	(15,664)	4,500,557

Operating charges:
Salaries, wages and benefits	0	1,485,784	589,983	0	2,075,767
Other operating expenses	0	718,725	337,922	(14,970)	1,041,677
Supplies expense	0	286,992	192,728	0	479,720
Depreciation and amortization	0	138,702	57,553	0	196,255
Lease and rental expense	0	27,899	18,882	(694)	46,087
Electronic health records incentive income	0	(1,395)	0	0	(1,395)

	0	2,656,707	1,197,068	(15,664)	3,838,111

Income from operations	0	473,979	188,467	0	662,446
Interest expense	54,544	2,393	784	0	57,721
Interest (income) expense, affiliate	0	46,109	(46,109)	0	0
Equity in net income of consolidated affiliates	(390,159)	(120,303)	0	510,462	0

Income before income taxes	335,615	545,780	233,792	(510,462)	604,725
Provision for income taxes	(20,877)	182,869	47,006	0	208,998

Net income	356,492	362,911	186,786	(510,462)	395,727
Less: Income attributable to noncontrolling interests	0	0	39,235	0	39,235

Net income attributable to UHS	$356,492	$362,911	$147,551	$(510,462)	$356,492

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2014

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net revenues before provision for doubtful accounts	$0	$1,547,499	$687,743	$(7,521)	$2,227,721
Less: Provision for doubtful accounts	0	121,531	54,424	0	175,955

Net revenues	0	1,425,968	633,319	(7,521)	2,051,766

Operating charges:
Salaries, wages and benefits	0	688,041	273,879	0	961,920
Other operating expenses	0	311,145	156,596	(7,076)	460,665
Supplies expense	0	136,754	87,020	0	223,774
Depreciation and amortization	0	64,622	26,069	0	90,691
Lease and rental expense	0	14,444	9,459	(445)	23,458
Electronic health records incentive income	0	(1,704)	(470)	0	(2,174)

	0	1,213,302	552,553	(7,521)	1,758,334

Income from operations	0	212,666	80,766	0	293,432
Interest expense	33,589	1,147	351	0	35,087
Interest (income) expense, affiliate	0	22,112	(22,112)	0	0
Equity in net income of consolidated affiliates	(172,404)	(49,911)	0	222,315	0

Income before income taxes	138,815	239,318	102,527	(222,315)	258,345
Provision for income taxes	(12,856)	84,448	20,139	0	91,731

Net income	151,671	154,870	82,388	(222,315)	166,614
Less: Income attributable to noncontrolling interests	0	0	14,943	0	14,943

Net income attributable to UHS	$151,671	$154,870	$67,445	$(222,315)	$151,671

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net revenues before provision for doubtful accounts	$0	$3,025,958	$1,362,939	$(14,678)	$4,374,219
Less: Provision for doubtful accounts	0	257,517	126,622	0	384,139

Net revenues	0	2,768,441	1,236,317	(14,678)	3,990,080

Operating charges:
Salaries, wages and benefits	0	1,357,294	539,991	0	1,897,285
Other operating expenses	0	565,860	308,730	(14,017)	860,573
Supplies expense	0	268,229	171,343	0	439,572
Depreciation and amortization	0	132,336	51,714	0	184,050
Lease and rental expense	0	28,793	18,664	(661)	46,796
Electronic health records incentive income	0	(2,134)	(470)	0	(2,604)

	0	2,350,378	1,089,972	(14,678)	3,425,672

Income from operations	0	418,063	146,345	0	564,408
Interest expense	67,162	1,971	1,147	0	70,280
Interest (income) expense, affiliate	0	44,224	(44,224)	0	0
Equity in net income of consolidated affiliates	(331,205)	(92,863)	0	424,068	0

Income before income taxes	264,043	464,731	189,422	(424,068)	494,128
Provision for income taxes	(25,706)	163,201	38,167	0	175,662

Net income	289,749	301,530	151,255	(424,068)	318,466
Less: Income attributable to noncontrolling interests	0	0	28,717	0	28,717

Net income attributable to UHS	$289,749	$301,530	$122,538	$(424,068)	$289,749

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2015

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net income	$182,193	$181,394	$96,866	$(259,049)	$201,404
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	806	0	0	0	806
Amortization of terminated hedge	(84)	0	0	0	(84)
Foreign currency translation adjustment	2,626	2,626	0	(2,626)	2,626

Other comprehensive income before tax	3,348	2,626	0	(2,626)	3,348
Income tax expense related to items of other comprehensive income	715	0	0	0	715

Total other comprehensive income, net of tax	2,633	2,626	0	(2,626)	2,633

Comprehensive income	184,826	184,020	96,866	(261,675)	204,037
Less: Comprehensive income attributable to noncontrolling interests	0	0	19,211	0	19,211

Comprehensive income attributable to UHS	$184,826	$184,020	$77,655	$(261,675)	$184,826

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net income	$356,492	$362,911	$186,786	$(510,462)	$395,727
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	4,938	0	0	0	4,938
Amortization of terminated hedge	(168)	0	0	0	(168)
Foreign currency translation adjustment	2,208	2,208	0	(2,208)	2,208

Other comprehensive income before tax	6,978	2,208	0	(2,208)	6,978
Income tax expense related to items of other comprehensive income	2,212	0	0	0	2,212

Total other comprehensive income, net of tax	4,766	2,208	0	(2,208)	4,766

Comprehensive income	361,258	365,119	186,786	(512,670)	400,493
Less: Comprehensive income attributable to noncontrolling interests	0	0	39,235	0	39,235

Comprehensive income attributable to UHS	$361,258	$365,119	$147,551	$(512,670)	$361,258

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2015

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Assets
Current assets:
Cash and cash equivalents	$0	$29,556	12,908	$0	$42,464
Accounts receivable, net	0	947,030	413,943	0	1,360,973
Supplies	0	67,001	42,116	0	109,117
Deferred income taxes	122,658	2,199	0	0	124,857
Other current assets	0	60,873	10,675	0	71,548

Total current assets	122,658	1,106,659	479,642	0	1,708,959

Investments in subsidiaries	7,405,907	1,781,599	0	(9,187,506)	0
Intercompany receivable	0	0	517,996	(517,996)	0
Intercompany note receivable	0	0	1,222,637	(1,222,637)	0
Property and equipment	0	4,579,230	1,792,537	0	6,371,767
Less: accumulated depreciation	0	(1,794,709)	(891,021)	0	(2,685,730)

	0	2,784,521	901,516	0	3,686,037

Other assets:
Goodwill	0	2,789,994	526,951	0	3,316,945
Deferred charges	28,887	5,659	2,381	0	36,927
Other	11,906	272,316	45,469	0	329,691

	$7,569,358	$8,740,748	$3,696,592	$(10,928,139)	$9,078,559

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$50,074	$1,206	$22,527	$0	$73,807
Accounts payable and accrued liabilities	17,137	1,004,946	73,998	0	1,096,081
Federal and state taxes	24,423	0	0	0	24,423

Total current liabilities	91,634	1,006,152	96,525	0	1,194,311

Intercompany payable	208,304	309,692	0	(517,996)	0
Other noncurrent liabilities	1,385	207,405	70,491	0	279,281
Long-term debt	2,935,170	17,401	8,944	0	2,961,515
Intercompany note payable	0	1,222,637	0	(1,222,637)	0
Deferred income taxes	271,109	0	0	0	271,109
Redeemable noncontrolling interests	0	0	250,533	0	250,533
UHS common stockholders’ equity	4,061,756	5,977,461	3,210,045	(9,187,506)	4,061,756
Noncontrolling interest	0	0	60,054	0	60,054

Total equity	4,061,756	5,977,461	3,270,099	(9,187,506)	4,121,810

	$7,569,358	$8,740,748	$3,696,592	$(10,928,139)	$9,078,559

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments		Total Consolidated Amounts
Net cash (used in) provided by operating activities	$(9,690)	333,512	207,781	$		$531,603

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(97,857)	(72,723)		0	(170,580)
Acquisition of property and businesses	0	(22,513)	(11,987)		0	(34,500)

Net cash used in investing activities	0	(120,370)	(84,710)		0	(205,080)

Cash Flows from Financing Activities:
Reduction of long-term debt	(252,189)	(2,865)	(604)		0	(255,658)
Additional borrowings	5,200	0	0		0	5,200
Repurchase of common shares	(68,157)	0	0		0	(68,157)
Dividends paid	(19,804)	0	0		0	(19,804)
Issuance of common stock	4,039	0	0		0	4,039
Excess income tax benefits related to stock-based compensation	28,489	0	0		0	28,489
Profit distributions to noncontrolling interests	0	0	(23,295)		0	(23,295)
Proceeds received from sale/leaseback of real property	0	0	12,765		0	12,765
Changes in intercompany balances with affiliates, net	312,112	(202,798)	(109,314)		0	0

Net cash provided by (used in) financing activities	9,690	(205,663)	(120,448)		0	(316,421)

Effect of exchange rate changes on cash and cash equivalents	0	293	0		0	293

Increase in cash and cash equivalents	0	7,772	2,623		0	10,395
Cash and cash equivalents, beginning of period	0	21,784	10,285		0	32,069

Cash and cash equivalents, end of period	$0	$29,556	$12,908		$0	$42,464

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

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of June 30, 2015, we owned and operated 24 acute care hospitals and 215 behavioral health centers located in 37 states, Washington, D.C., the United Kingdom, Puerto Rico and the U.S. Virgin Islands. In addition, we are building a newly-constructed acute care hospital located in Henderson, Nevada. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 5 surgical hospitals and surgery and radiation oncology centers located in 4 states.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, surgical hospitals, commercial health insurer (Prominence Health Plan), surgery centers and radiation oncology centers accounted for 51% during each of the three and six-month periods ended June 30, 2015 and 2014. Net revenues from our behavioral health care facilities accounted for 49% of our consolidated net revenues during each of the three and six-month periods ended June 30, 2015 and 2014.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•	our ability to comply with the existing laws and government regulations, and/or changes in laws and government regulations;

•	an increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. No assurances can be given that the implementation of these laws will not have a material adverse effect on our business, financial condition or results of operations;

•	possible unfavorable changes in the levels and terms of reimbursement for our charges by third party payors or government based payors, including Medicare or Medicaid in the United States, and government based payors in the United Kingdom;

•	our ability to enter into managed care provider agreements on acceptable terms and the ability of our competitors to do the same, including contracts with United/Sierra Healthcare in Las Vegas, Nevada;

•	the outcome of known and unknown litigation, government investigations, false claim act allegations, and liabilities and other claims asserted against us and other matters as disclosed in Item 1. Legal Proceedings;

•	the potential unfavorable impact on our business of deterioration in national, regional and local economic and business conditions, including a worsening of unfavorable credit market conditions;

•	competition from other healthcare providers (including physician owned facilities) in certain markets;

•	technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare;

•	our ability to attract and retain qualified personnel, nurses, physicians and other healthcare professionals and the impact on our labor expenses resulting from a shortage of nurses and other healthcare professionals;

•	demographic changes;

•	our ability to successfully integrate and improve our recent acquisitions and the availability of suitable acquisitions and divestiture opportunities;

•	as discussed below in Sources of Revenue, we receive revenues from various state and county based programs, including Medicaid in all the states in which we operate, (we receive Medicaid revenues in excess of $90 million annually from each of Texas, Washington, D.C., California, Nevada, Illinois, Pennsylvania, Virginia, Florida and Massachusetts); CMS-approved Medicaid supplemental programs in certain states including Texas, Oklahoma, Illinois, Mississippi, Arkansas and California, and; state Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations;

•	our ability to continue to obtain capital on acceptable terms, including borrowed funds, to fund the future growth of our business;

•	some of our acute care facilities experience decreasing inpatient admission trends;

•	our financial statements reflect large amounts due from various commercial and private payors and there can be no assurance that failure of the payors to remit amounts due to us will not have a material adverse effect on our future results of operations;

•	in March, 2010, the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act were enacted into law and created significant changes to health insurance coverage for U.S. citizens as well as material revisions to the federal Medicare and state Medicaid programs. The two combined primary goals of these acts are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses. Medicare, Medicaid and other health care industry changes are scheduled to be implemented at various times during this decade. We cannot predict the effect, if any, these enactments will have on our future results of operations;

•	the Department of Health and Human Services (“HHS”) published final regulations in July, 2010 implementing the health information technology (“HIT”) provisions of the American Recovery and Reinvestment Act (referred to as the “HITECH Act”). The final regulation defines the “meaningful use” of Electronic Health Records (“EHR”) and establishes the requirements for the Medicare and Medicaid EHR payment incentive programs. The implementation period for these new Medicare and Medicaid incentive payments started in federal fiscal year 2011 and can end as late as 2016 for Medicare and 2021 for the state Medicaid programs. Hospitals that do not qualify as a meaningful user of EHR by 2015 are subject to a reduced market basket update to the inpatient prospective payment system (“IPPS”) standardized amount in 2015 and each subsequent fiscal year. We believe that all of our acute care hospitals have met the applicable meaningful use criteria and therefore are not subject to a reduced market basked update to the IPPS standardized amount in federal fiscal year 2015. However, under the HITECH Act, hospitals must continue to meet the applicable meaningful use criteria in each fiscal year or they will be subject to a market basket update reduction in a subsequent fiscal year. Failure of our acute care hospitals to continue to meet the applicable meaningful use criteria would have an adverse effect on our future net revenues and results of operations. There will likely be timing differences in the recognition of the incentive income and expenses recorded in connection with the implementation of the EHR applications which may cause material period-to-period changes in our future results of operations;

•	in August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. The 2011 Act imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year (approximately $35 million annual reduction to our Medicare net revenues effective as of April 1, 2013) with a uniform percentage reduction across all Medicare programs. We cannot predict whether Congress will restructure the implemented Medicare payment reductions or what other federal budget deficit reduction initiatives may be proposed by Congress;

•	our accounts receivable as of June 30, 2015 and December 31, 2014 include amounts due from Illinois of approximately $24 million and $44 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $8 million as of June 30, 2015 and $23 million as of December 31, 2014, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. In addition, our accounts receivable as of June 30, 2015 and December 31, 2014 includes approximately $97 million and $102 million, respectively, due from Texas in connection with Medicaid supplemental payment programs. The $97 million due from Texas as of June 30, 2015 consists of $52 million related to uncompensated care program revenues, $27 million related to disproportionate share hospital program revenues and $18 million to Delivery Service Reform Incentive Payment program revenues. Although the accounts receivable due from Illinois and Texas could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois and/or Texas. Failure to ultimately collect all outstanding amounts due from these states would have an adverse impact on our future consolidated results of operations and cash flows;

•	there have been several attempts in Congress to repeal or modify various provisions of the Patient Protection and Affordable Care Act (the “PPACA”). We cannot predict whether or not any of these proposed changes to the PPACA will become law and therefore can provide no assurance that changes to the PPACA, as currently implemented, will not have a material adverse effect on our future results of operations;

•	uninsured and self-pay patients treated at our acute care facilities unfavorably impact our ability to satisfactorily and timely collect our self-pay patient accounts;

•	the ability to obtain adequate levels of general and professional liability insurance on current terms;

•	changes in our business strategies or development plans;

•	fluctuations in the value of our common stock, and;

•	other factors referenced herein or in our other filings with the Securities and Exchange Commission.

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

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 34% and 38% of our net patient revenues during the three-month periods ended June 30, 2015 and 2014, respectively, and 35% and 38% of our net patient revenues during the six-month periods ended June 30, 2015 and 2014, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs, accounted for 52% and 50% of our net patient revenues during the three-month periods ended June 30, 2015 and 2014, respectively, and 51% and 50% of our net patient revenues during the six-month periods ended June 30, 2015 and 2014, respectively.

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

The total accrual for our professional and general liability claims and workers’ compensation claims was $269 million as of June 30, 2015, of which $83 million is included in current liabilities. The total accrual for our professional and general liability claims and workers’ compensation claims was $260 million as of December 31, 2014, of which $83 million is included in current liabilities.

Recent Accounting Standards: For a summary of accounting standards, please see Note 12 to the Consolidated Financial Statements, as included herein.

Results of Operations

Three-month periods ended June 30, 2015 and 2014:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended June 30, 2015 and 2014 (dollar amounts in thousands):

	Three months ended June 30, 2015		Three months ended June 30, 2014
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$2,452,680		$2,227,721
Less: Provision for doubtful accounts	177,476		175,955

Net revenues	2,275,204	100.0%	2,051,766	100.0%
Operating charges:
Salaries, wages and benefits	1,044,064	45.9%	961,920	46.9%
Other operating expenses	535,711	23.5%	460,665	22.5%
Supplies expense	240,979	10.6%	223,774	10.9%
Depreciation and amortization	97,257	4.3%	90,691	4.4%
Lease and rental expense	23,196	1.0%	23,458	1.1%
EHR incentive income	(1,395)	-0.1%	(2,174)	-0.1%

Subtotal-operating expenses	1,939,812	85.3%	1,758,334	85.7%

Income from operations	335,392	14.7%	293,432	14.3%
Interest expense, net	27,684	1.2%	35,087	1.7%

Income before income taxes	307,708	13.5%	258,345	12.6%
Provision for income taxes	106,304	4.7%	91,731	4.5%

Net income	201,404	8.9%	166,614	8.1%
Less: Income attributable to noncontrolling interests	19,211	0.8%	14,943	0.7%

Net income attributable to UHS	$182,193	8.0%	$151,671	7.4%

Net revenues increased 11%, or $223 million, to $2.28 billion during the three-month period ended June 30, 2015 as compared to $2.05 billion during the comparable quarter of the prior year. The net increase was primarily attributable to a $136 million or 7% increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods (which we refer to as “same facility”).

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $49 million to $308 million during the three-month period ended June 30, 2015 as compared to $258 million during the comparable quarter of the prior year. The net increase in our income before income taxes during the second quarter of 2015, as compared to the comparable prior year quarter, was due to:

a.	an increase of $22 million at our acute care facilities as discussed below in Acute Care Hospital Services;

b.	an increase of $25 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, and;

c.	$2 million of other combined net increases.

Net income attributable to UHS increased $31 million to $182 million during the three-month period ended June 30, 2015 as compared to $152 million during the comparable prior year quarter. The increase during the second quarter of 2015, as compared to the comparable prior year quarter, consisted of:

•	an increase of $49 million in income before income taxes, as discussed above;

•	a decrease of $4 million due to an increase in income attributable to noncontrolling interests, and;

•	a decrease of $14 million resulting primarily from an increase in the provision for income taxes resulting from the income tax provision recorded on the $45 million increase in pre-tax income ($49 million increase in income before income taxes less the $4 million increase in the income attributable to noncontrolling interests).

Six-month periods ended June 30, 2015 and 2014:

The following table summarizes our results of operations and is used in the discussion below for the six-month periods ended June 30, 2015 and 2014 (dollar amounts in thousands):

	Six months ended June 30, 2015		Six months ended June 30, 2014
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$4,832,781		$4,374,219
Less: Provision for doubtful accounts	332,224		384,139

Net revenues	4,500,557	100.0%	3,990,080	100.0%
Operating charges:
Salaries, wages and benefits	2,075,767	46.1%	1,897,285	47.6%
Other operating expenses	1,041,677	23.1%	860,573	21.6%
Supplies expense	479,720	10.7%	439,572	11.0%
Depreciation and amortization	196,255	4.4%	184,050	4.6%
Lease and rental expense	46,087	1.0%	46,796	1.2%
EHR incentive income	(1,395)	0.0%	(2,604)	-0.1%

Subtotal-operating expenses	3,838,111	85.3%	3,425,672	85.9%

Income from operations	662,446	14.7%	564,408	14.1%
Interest expense, net	57,721	1.3%	70,280	1.8%

Income before income taxes	604,725	13.4%	494,128	12.4%
Provision for income taxes	208,998	4.6%	175,662	4.4%

Net income	395,727	8.8%	318,466	8.0%
Less: Income attributable to noncontrolling interests	39,235	0.9%	28,717	0.7%

Net income attributable to UHS	$356,492	7.9%	$289,749	7.3%

Net revenues increased 13%, or $510 million, to $4.50 billion during the six-month period ended June 30, 2015 as compared to $3.99 billion during the comparable period of the prior year. The net increase was primarily attributable to a $314 million or 8% increase in net revenues generated from our acute care hospital services and behavioral health care services, on a same facility basis.

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $111 million to $605 million during the six-month period ended June 30, 2015 as compared to $494 million during the comparable period of the prior year. The net increase in our income before income taxes during the first six months of 2015, as compared to the comparable prior year period, was due to:

a.	an increase of $66 million at our acute care facilities as discussed below in Acute Care Hospital Services;

b.	an increase of $57 million at our behavioral health care facilities, as discussed below in Behavioral Health Services;

c.	a decrease of $10 million due to the pre-tax gain recorded during the first quarter of 2014 resulting from the divestiture of a non-operating investment, and;

d.	$2 million of other combined net decreases.

Net income attributable to UHS increased $67 million to $356 million during the six-month period ended June 30, 2015 as compared to $290 million during the comparable prior year period. The increase during the first six months of 2015, as compared to the comparable prior year period, consisted of:

•	an increase of $111 million in income before income taxes, as discussed above;

•	a decrease of $11 million due to an increase in income attributable to noncontrolling interests, and;

•	a decrease of $33 million resulting primarily from an increase in the provision for income taxes resulting from the income tax provision recorded on the $100 million increase in pre-tax income ($111 million increase in income before income taxes less the $11 million increase in the income attributable to noncontrolling interests).

Acute Care Hospital Services

Same Facility Basis Acute Care Hospital Services

We believe that providing our results on a “Same Facility” basis, which includes the operating results for facilities and businesses operated in both the current year and prior year periods, is helpful to our investors as a measure of our operating performance. Our Same Facility results also neutralize the impact of the EHR applications, the effect of items that are non-operational in nature including items such as, but not limited to, gains on sales of assets and businesses, impacts of settlements, legal judgments and lawsuits and other amounts that may be reflected in the current or prior year financial statements that relate to prior periods. Our Same Facility basis results reflected on the table below also exclude from net revenues and other operating expenses, provider tax assessments incurred in each period as discussed below Sources of Revenue-Various State Medicaid Supplemental Payment Programs. The provider tax assessments had no impact on the income before income taxes as reflected on a Same Facility basis since the amounts offset between net revenues and other operating expenses. However, these provider tax assessments are included in net revenues and other operating expenses as reflected in the table below under All Acute Care Hospitals.

The following table summarizes the results of operations for our acute care facilities, on a same facility and all acute care basis, and is used in the discussion below for the three and six-month periods ended June 30, 2015 and 2014 (dollar amounts in thousands):

	Three months ended June 30, 2015		Three months ended June 30, 2014		Six months ended June 30, 2015		Six months ended June 30, 2014
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,256,387		$1,173,067		$2,469,396		$2,326,806
Less: Provision for doubtful accounts	146,565		149,056		270,002		331,406

Net revenues	1,109,822	100.0%	1,024,011	100.0%	2,199,394	100.0%	1,995,400	100.0%
Operating charges:
Salaries, wages and benefits	459,459	41.4%	429,079	41.9%	911,480	41.4%	850,129	42.6%
Other operating expenses	239,201	21.6%	225,057	22.0%	450,675	20.5%	418,053	21.0%
Supplies expense	191,199	17.2%	178,087	17.4%	382,023	17.4%	348,574	17.5%
Depreciation and amortization	55,393	5.0%	52,503	5.1%	111,704	5.1%	104,791	5.3%
Lease and rental expense	12,382	1.1%	12,684	1.2%	24,722	1.1%	25,668	1.3%

Subtotal-operating expenses	957,634	86.3%	897,410	87.6%	1,880,604	85.5%	1,747,215	87.6%

Income from operations	152,188	13.7%	126,601	12.4%	318,790	14.5%	248,185	12.4%
Interest expense, net	968	0.1%	1,082	0.1%	1,988	0.1%	2,156	0.1%

Income before income taxes	151,220	13.6%	125,519	12.3%	316,802	14.4%	246,029	12.3%

Three-month periods ended June 30, 2015 and 2014:

During the three-month period ended June 30, 2015, as compared to the comparable prior year quarter, net revenues from our acute care hospital services, on a same facility basis, increased $86 million or 8.4%. Income before income taxes (and before income attributable to noncontrolling interests) increased $26 million or 20% to $151 million or 13.6% of net revenues during the second quarter of 2015 as compared to $126 million or 12.3% of net revenues during the comparable prior year quarter.

During the three-month period ended June 30, 2015, net revenue per adjusted admission increased 3.2% and net revenue per adjusted patient day increased 3.7%, as compared to the comparable quarter of the prior year. During the three-month period ended June 30, 2015, as compared to the comparable prior year quarter, inpatient admissions to our acute care hospitals increased 5.0% and adjusted admissions (adjusted for outpatient activity) increased 5.7%. Patient days at these facilities increased 4.4% and adjusted patient days increased 5.2% during the three-month period ended June 30, 2015 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.6 days and 4.7 days during the three-month periods ended June 30, 2015 and 2014, respectively. The occupancy rate, based on the average available beds at these facilities, was 59% and 57% during the three-month periods ended June 30, 2015 and 2014, respectively.

Six-month periods ended June 30, 2015 and 2014:

During the six-month period ended June 30, 2015, as compared to the comparable prior year period, net revenues from our acute care hospital services, on a same facility basis, increased $204 million or 10.2%. Income before income taxes (and before income attributable to noncontrolling interests) increased $71 million or 29% to $317 million or 14.4% of net revenues during the six months of 2015 as compared to $246 million or 12.3% of net revenues during the comparable prior year period.

The increased operating performance experienced at our acute care facilities during the six months of 2015, as compared to the comparable period in 2014, was due in part to continued improvement in general economic conditions as well as a decrease in the number of uninsured patients treated at our hospitals. The decrease in the number of uninsured patients treated at our acute care hospitals was due primarily to the favorable impact of the Affordable Care Act which includes the expansion of Medicaid in certain states in which we operate and the enrollment of patients in newly created commercial exchanges.

During the six-month period ended June 30, 2015, net revenue per adjusted admission increased 4.6% and net revenue per adjusted patient day increased 4.0%, as compared to the comparable period of the prior year. During the six-month period ended June 30, 2015, as compared to the comparable prior year period, inpatient admissions to our acute care hospitals increased 4.6% and adjusted admissions (adjusted for outpatient activity) increased 5.7%. Patient days at these facilities increased 5.2% and adjusted patient days increased 6.3% during the six-month period ended June 30, 2015 as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 4.8 days and 4.7 days during the six-month periods ended June 30, 2015 and 2014, respectively. The occupancy rate, based on the average available beds at these facilities, was 61% and 59% during the six-month periods ended June 30, 2015 and 2014, respectively.

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts the reported amounts in future periods for the provision for doubtful accounts and other accounts such as Medicaid pending. Although the patient’s ultimate eligibility determination may result in amounts being reclassified among these accounts from period to period, these reclassifications did not have a material impact on our results of operations during the three or six-month periods ended June 30, 2015 and 2014 since our facilities make estimates at each financial reporting period to reserve for amounts that are deemed to be uncollectible.

We also provide discounts to uninsured patients (included in “uninsured discounts” amounts below) who do not qualify for Medicaid or charity care. Because we do not pursue collection of amounts classified as uninsured discounts, they are not reported in our net revenues or in our net accounts receivable. In implementing the discount policy, we first attempt to qualify uninsured patients for governmental programs, charity care or any other discount program. If an uninsured patient does not qualify for these programs, the uninsured discount is applied. Our accounts receivable are recorded net of allowance for doubtful accounts of $363 million and $325 million at June 30, 2015 and December 31, 2014, respectively.

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three and six-month periods ended June 30, 2015 and 2014:

Uncompensated care:

Amounts in millions	Three Months Ended				Six Months Ended
	June 30, 2015%		June 30, 2014%		June 30, 2015%		June 30, 2014%
Charity care	$117	44%	$113	42%	$249	45%	$247	42%
Uninsured discounts	146	56%	153	58%	301	55%	339	58%

Total uncompensated care	$263	100%	$266	100%	$550	100%	$586	100%

As reflected on the table below in All Acute Care Hospitals, the provision for doubtful accounts at our acute care hospitals amounted to approximately $149 million during each of the three-month periods ended June 30, 2015 and 2014, and $274 million and $331 million during the six-month periods ended June 30, 2015 and 2014, respectively. During the three and six-month periods ended June 30, 2015, as compared to the comparable periods of 2014, our acute care hospitals experienced a decrease in the aggregate of charity care, uninsured discounts and provision for doubtful accounts as a percentage of gross charges.

Estimated cost of providing uncompensated care:

The estimated costs of providing uncompensated care as reflected below were based on a calculation which multiplied the percentage of operating expenses for our acute care hospitals to gross charges for those hospitals by the above-mentioned total uncompensated care amounts. Amounts included in the provision for doubtful accounts, as mentioned above, are not included in the calculation of estimated costs of providing uncompensated care. The percentage of cost to gross charges is calculated based on the total operating expenses for our acute care facilities divided by gross patient service revenue for those facilities.

Estimated cost of providing uncompensated care

	Three Months Ended		Six Months Ended
Amounts in millions	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Estimated cost of providing charity care	$20	$16	$38	$35
Estimated cost of providing uninsured discounts related care	24	22	46	49

Estimated cost of providing uncompensated care	$44	$38	$84	$84

All Acute Care Hospitals

The following table summarizes the results of operations for all our acute care operations during the three and six-month periods ended June 30, 2015 and 2014. These amounts include: (i) our acute care results on a same facility basis, as indicated above; (ii) the impact of the implementation of EHR applications at our acute care hospitals; (iii) the operating results of a commercial health insurer acquired in June of 2014 (the operating results for the month of June of 2015 and June of 2014 are also included in the same facility basis results reflected above); (iv) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (v) certain other amounts. Dollar amounts below are reflected in thousands.

	Three months ended June 30, 2015		Three months ended June 30, 2014		Six months ended June 30, 2015		Six months ended June 30, 2014
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,313,813		$1,186,121		$2,584,103		$2,343,118
Less: Provision for doubtful accounts	149,297		149,056		273,647		331,406

Net revenues	1,164,516	100.0%	1,037,065	100.0%	2,310,456	100.0%	2,011,712	100.0%
Operating charges:
Salaries, wages and benefits	465,045	39.9%	429,079	41.4%	921,817	39.9%	850,129	42.3%
Other operating expenses	289,729	24.9%	238,150	23.0%	552,384	23.9%	434,404	21.6%
Supplies expense	191,243	16.4%	178,087	17.2%	382,525	16.6%	348,574	17.3%
Depreciation and amortization	65,769	5.6%	61,813	6.0%	132,230	5.7%	123,391	6.1%
Lease and rental expense	12,367	1.1%	12,684	1.2%	24,920	1.1%	25,668	1.3%
EHR incentive income	(1,395)	-0.1%	(2,174)	-0.2%	(1,395)	-0.1%	(2,604)	-0.1%

Subtotal-operating expenses	1,022,758	87.8%	917,639	88.5%	2,012,481	87.1%	1,779,562	88.5%

Income from operations	141,758	12.2%	119,426	11.5%	297,975	12.9%	232,150	11.5%
Interest expense, net	1,174	0.1%	1,082	0.1%	2,191	0.1%	2,156	0.1%

Income before income taxes	140,584	12.1%	118,344	11.4%	295,784	12.8%	229,994	11.4%

Three-month periods ended June 30, 2015 and 2014:

Income before income taxes increased $22 million or 19% to $141 million during the second quarter of 2015 as compared to $118 million during the second quarter of 2014. The increase in income before income taxes at our acute care facilities resulted from:

•	a $26 million increase at our acute care facilities on a same facility basis, as discussed above, and;

•	a decrease of $4 million from other combined net changes, including the net operating loss incurred from our commercial health insurance company that was acquired in June, 2014.

Six-month periods ended June 30, 2015 and 2014:

Income before income taxes increased $66 million or 29% to $296 million during the first six months of 2015 as compared to $230 million during the comparable period of 2014. The increase in income before income taxes at our acute care facilities resulted from:

•	a $71 million increase at our acute care facilities on a same facility basis, as discussed above, and;

•	a decrease of $5 million from other combined net changes, including the net operating loss incurred from our commercial health insurance company that was acquired in June, 2014.

Behavioral Health Services

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussion below for the three and six-month periods ended June 30, 2015 and 2014. Our same facility basis results reflected on the table below also exclude from net revenues and other operating expenses, provider tax assessments incurred in each period as discussed below Sources of Revenue-Various State Medicaid Supplemental Payment Programs. The provider tax assessments had no impact on the income before income taxes as reflected on a same facility basis since the amounts offset between net revenues and other operating expenses. However, these provider tax assessments are included in net revenues and other operating expenses as reflected in the table below under All Behavioral Health Care Facilities. Dollar amounts below are reflected in thousands.

Same Facility—Behavioral Health

	Three months ended June 30, 2015		Three months ended June 30, 2014		Six months ended June 30, 2015		Six months ended June 30, 2014
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,067,858		$1,017,843		$2,101,485		$1,988,553
Less: Provision for doubtful accounts	27,126		27,455		56,339		53,357

Net revenues	1,040,732	100.0%	990,388	100.0%	2,045,146	100.0%	1,935,196	100.0%
Operating charges:
Salaries, wages and benefits	493,946	47.5%	479,317	48.4%	974,011	47.6%	940,424	48.6%
Other operating expenses	202,638	19.5%	184,584	18.6%	394,746	19.3%	362,237	18.7%
Supplies expense	47,155	4.5%	44,900	4.5%	92,034	4.5%	89,392	4.6%
Depreciation and amortization	28,224	2.7%	26,566	2.7%	55,875	2.7%	56,140	2.9%
Lease and rental expense	10,221	1.0%	10,378	1.0%	19,748	1.0%	20,353	1.1%

Subtotal-operating expenses	782,184	75.2%	745,745	75.3%	1,536,414	75.1%	1,468,546	75.9%

Income from operations	258,548	24.8%	244,643	24.7%	508,732	24.9%	466,650	24.1%
Interest expense, net	480	0.0%	401	0.0%	532	0.0%	921	0.0%

Income before income taxes	258,068	24.8%	244,242	24.7%	508,200	24.8%	465,729	24.1%

Three-month periods ended June 30, 2015 and 2014:

On a same facility basis during the second quarter of 2015, as compared to the second quarter of 2014, net revenues at our behavioral health care facilities increased 5% or $50 million to $1.04 billion from $990 million. Income before income taxes increased $14 million or 6% to $258 million or 24.8% of net revenues during the three-month period ended June 30, 2015, as compared to $244 million or 24.7% of net revenues during the comparable prior year quarter.

During the three-month period ended June 30, 2015, net revenue per adjusted admission increased 0.5% and net revenue per adjusted patient day increased 4.1%, as compared to the comparable quarter of the prior year. On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities increased 4.4% and 4.2%, respectively, during the three-month period ended June 30, 2015 as compared to the comparable quarter of 2014. Patient days and adjusted patient days increased 0.8% and 0.6%, respectively, during the three-month period ended June 30, 2015 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 12.5 days and 12.9 days during the three-month periods ended June 30, 2015 and 2014, respectively. The occupancy rate, based on the average available beds at these facilities, was 77% during each of the three-month periods ended June 30, 2015 and 2014.

Six-month periods ended June 30, 2015 and 2014:

On a same facility basis during the first six months of 2015, as compared to the comparable period of 2014, net revenues at our behavioral health care facilities increased 6% or $110 million to $2.05 billion from $1.94 billion. Income before income taxes increased $42 million or 9% to $508 million or 24.8% of net revenues during the six-month period ended June 30, 2015, as compared to $466 million or 24.1% of net revenues during the comparable period of the prior year.

During the six-month period ended June 30, 2015, net revenue per adjusted admission increased 0.5% and net revenue per adjusted patient day increased 3.9%, as compared to the comparable period of the prior year. On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities increased 5.1% and 5.0%, respectively, during the six-month period ended June 30, 2015 as compared to the comparable period of 2014. Patient days and adjusted patient days increased 1.6% and 1.5%, respectively, during the six-month period ended June 30, 2015 as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 12.4 days and 12.9 days during the six-month periods ended June 30, 2015 and 2014, respectively. The occupancy rate, based on the average available beds at these facilities, was 77% and 76% during the six-month periods ended June 30, 2015 and 2014, respectively.

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care facilities during the three and six-month periods ended June 30, 2015 and 2014 which includes our behavioral health results on a same facility basis, the impact of the facilities acquired or opened within the previous twelve months, and the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes (dollar amounts in thousands):

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
		% of Net		% of Net		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$1,134,967		$1,038,619		$2,241,668		$2,024,831
Less: Provision for doubtful accounts	28,107		27,380		58,463		53,245

Net revenues	1,106,860	100.0%	1,011,239	100.0%	2,183,205	100.0%	1,971,586	100.0%
Operating charges:
Salaries, wages and benefits	522,156	47.2%	480,655	47.5%	1,036,031	47.5%	942,067	47.8%
Other operating expenses	227,236	20.5%	204,152	20.2%	448,415	20.5%	396,869	20.1%
Supplies expense	48,369	4.4%	44,974	4.4%	94,914	4.3%	89,490	4.5%
Depreciation and amortization	29,657	2.7%	27,023	2.7%	60,363	2.8%	56,977	2.9%
Lease and rental expense	10,564	1.0%	10,494	1.0%	20,687	0.9%	20,574	1.0%

Subtotal-operating expenses	837,982	75.7%	767,298	75.9%	1,660,410	76.1%	1,505,977	76.4%

Income from operations	268,878	24.3%	243,941	24.1%	522,795	23.9%	465,609	23.6%
Interest expense, net	465	0.0%	401	0.0%	940	0.0%	921	0.0%

Income before income taxes	268,413	24.2%	243,540	24.1%	521,855	23.9%	464,688	23.6%

Three-month periods ended June 30, 2015 and 2014:

Income before income taxes increased $25 million or 10% to $268 million during the second quarter of 2015 as compared to $244 million during the second quarter of 2014. The increase in income before income taxes at our behavioral health care facilities resulted from:

•	a $14 million increase at our behavioral health care facilities on a same facility basis, as discussed above, and;

•	an increase of $11 million from other combined net changes, including the income generated at the behavioral health care facilities acquired during the third quarter of 2014 in connection with our acquisition of Cygnet Health Care Limited.

Six-month periods ended June 30, 2015 and 2014:

Income before income taxes increased $57 million or 12% to $522 million during the first six months of 2015 as compared to $465 million during the comparable period of 2014. The increase in income before income taxes at our behavioral health care facilities resulted from:

•	a $42 million increase at our behavioral health care facilities on a same facility basis, as discussed above, and;

•	an increase of $15 million from other combined net changes, including the income generated at the behavioral health care facilities acquired during the third quarter of 2014 in connection with our acquisition of Cygnet Health Care Limited.

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

The following table shows the approximate percentages of net patient revenue for the three and six-month periods ended June 30, 2015 and 2014 presented on: (i) a combined basis for both our acute care and behavioral health facilities; (ii) for our acute care facilities only, and; (iii) for our behavioral health facilities only. Net patient revenue is defined as revenue from all sources after deducting contractual allowances and discounts from established billing rates, which we derived from various sources of payment for the periods indicated.

Acute Care and Behavioral Health Facilities Combined	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Third Party Payors:
Medicare	20%	22%	21%	23%
Medicaid	14%	16%	14%	15%
Managed Care (HMO and PPOs)	52%	50%	51%	50%
Other Sources	14%	12%	14%	12%

Total	100%	100%	100%	100%

Acute Care Facilities	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Third Party Payors:
Medicare	25%	27%	26%	28%
Medicaid	7%	9%	7%	8%
Managed Care (HMO and PPOs)	64%	60%	62%	60%
Other Sources	4%	4%	5%	4%

Total	100%	100%	100%	100%

Behavioral Health Facilities	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Third Party Payors:
Medicare	15%	18%	16%	18%
Medicaid	21%	24%	21%	22%
Managed Care (HMO and PPOs)	40%	39%	40%	39%
Other Sources	24%	19%	23%	21%

Total	100%	100%	100%	100%

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

In July, 2015, CMS published its IPPS 2016 final payment rule which provides for a 2.4% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform mandated adjustments are considered, without consideration for the decreases related to the required Medicare Disproportionate Share Hospital (“DSH”) payment changes and decrease to the Medicare Outlier threshold, the overall increase in IPPS payments would approximate 1.1%. Including the estimated decreases to our Medicare Disproportionate Share Hospital (“DSH”) payments (approximating 1.6%), we estimate our overall decrease from the final IPPS 2016 rule (covering the period of October 1, 2015 through September 30, 2016) will approximate -0.1%. This projected impact from the IPPS 2016 final rule includes both the impact of the American Taxpayer Relief Act of 2012 documentation and coding adjustment and the required changes to the DSH payments related to the traditional Medicare fee for service, however, it excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, as discussed below.

In August, 2014, CMS published its IPPS 2015 payment rule which provides for a 2.9% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform mandated adjustments are considered, without consideration for the decreases related to the required DSH payment changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments would approximate 0.6%. Including the estimated decreases to our DSH payments (–1.9%) and Medicare Outlier threshold (–0.6%), we estimate our overall decrease from the IPPS 2015 rule (covering the period of October 1, 2014 through September 30, 2015) will approximate (–1.9%), or approximately $13 million annually. This projected impact from the IPPS 2015 rule includes both the impact of the American Taxpayer Relief Act of 2012 documentation and coding adjustment and the required changes to the DSH payments related to the traditional Medicare fee for service, however, it excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, as discussed below.

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

In July, 2015 as part of the 2016 Medicare Outpatient Prospective Payment System (“OPPS”) proposed rule (additional related disclosure below), CMS proposes to allow payment for one-midnight stays under the Medicare Part A benefit on a case-by case basis for rare and unusual exceptions based the presence of certain clinical factors. CMS also announced in the proposed rule that, effective October 1, 2015, Quality Improvement Organizations (“QIOs”) will conduct reviews of short inpatient stay reviews rather than Medicare Administrative Contractors (“MACs”). Additionally, CMS also announced that RACs may resume patient status reviews for claims with admission dates of October 1, 2015 or later, and the agency indicates that RACs will conduct these reviews focused on providers with high denial rates that are referred by the QIOs.

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

In July, 2015, CMS published it Psych PPS final rule for the federal fiscal year 2016. Under this final rule, payments to psychiatric hospitals and units are estimated to increase by 1.7% compared to federal fiscal year 2015. This amount includes the effect of the 2.4% market basket update less a 0.2% adjustment as required by the Affordable Care Act and a 0.5% productivity adjustment. The final rule also updates the Inpatient Psychiatric Quality Reporting Program, which requires psychiatric facilities to report on quality measures or incur a reduction in their annual payment update.

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

In July, 2015, CMS published its OPPS proposed rule for 2016. The hospital market basket increase is 2.7%. The Medicare statute requires a productivity adjustment reduction of 0.6% and 0.2% reduction to the 2016 OPPS market basket. Additionally, CMS also proposes a reduction of 2.0%, which the CMS claims is necessary to eliminate $1 billion in excess laboratory payments that CMS packaged into OPPS payment rates in 2014 resulting in a 2016 OPPS market basket update at -0.1%. When other statutorily required adjustments and hospital patient service mix are considered, we estimate that our overall Medicare OPPS update for 2016 will aggregate to a net increase of 1.0% which includes a 5.1% increase to behavioral health division partial hospitalization rates. When the behavioral health division’s partial hospitalization rate impact is excluded, we estimate that our Medicare 2016 OPPS payments will result in no change in payment levels for our acute care division, as compared to 2015.

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

We receive Medicaid revenues in excess of $90 million annually from each of Texas, Washington, D.C., California, Nevada, Illinois, Pennsylvania, Virginia, Florida and Massachusetts, making us particularly sensitive to reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. Based upon the state budgets for those states for the 2015 fiscal year (which generally began at various times during the second half of 2014), we estimate that, on a blended basis, our average Medicaid rates increased approximately 1% from the 2014 fiscal year rates.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The South Carolina and Texas DSH programs were renewed for each state’s 2015 DSH fiscal year (covering the period of October 1, 2014 through September 30, 2015). During the second quarter of 2015, the Texas Health and Human Services Commission (“THHSC”) finalized DSH payments for federal fiscal year 2014 which resulted in a $6 million annualized reduction in our Texas Medicaid DSH payments retroactive to October, 2013. In connection with these DSH programs, included in our financial results was an aggregate of $2 million and $12 million during the three-month periods ended June 30, 2015 and 2014, respectively, and $15 million and $25 million during the six-month period ended June 30, 2015 and 2014, respectively. Assuming that the Texas and South Carolina programs are renewed for each state’s 2016 fiscal year, at amounts similar to the 2015 fiscal year amounts, we estimate our aggregate reimbursements pursuant to these programs to be approximately $20 million during the remaining six months of 2015.

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

Under these programs, including the impact of Uncompensated Care and Upper Payment Limit programs, and the Texas Delivery System Reform Incentive program, we earned revenues (before Provider Taxes) of approximately $92 million and $75 million during the three-month periods ended June 30, 2015 and 2014, respectively, and $159 million and $124 million during the six-month periods ended June 30, 2015 and 2014, respectively. These revenues were offset by Provider Taxes of $39 million and $32 million during the three-month periods ended June 30, 2015 and 2014, respectively, and $67 million and $50 million during the six-month periods ended June 30, 2015 and 2014, respectively, which are recorded in other operating expenses on the Condensed Consolidated Statements of Income as included herein.

Texas Uncompensated Care/Upper Payment Limit Payments:

Certain of our acute care hospitals located in various counties of Texas (Hidalgo, Maverick, Potter and Webb) participate in Medicaid supplemental payment Section 1115 Waiver indigent care programs. Section 1115 Waiver Uncompensated Care (“UC”) payments replace the former Upper Payment Limit (“UPL”) payments. These hospitals also have affiliation agreements with third-party hospitals to provide free hospital and physician care to qualifying indigent residents of these counties. Our hospitals receive both supplemental payments from the Medicaid program and indigent care payments from third-party, affiliated hospitals. The supplemental payments are contingent on the county or hospital district making an Inter-Governmental Transfer (“IGT”) to the state Medicaid program while the indigent care payment is contingent on a transfer of funds from the applicable affiliated hospitals. However, the county or hospital district is prohibited from entering into an agreement to condition any IGT on the amount of any private hospital’s indigent care obligation. During the second quarter of 2015, THHSC finalized the UC for federal fiscal year 2014 which resulted in an annualized $3 million increase in UC payments retroactive to October 1, 2013. We recorded net revenues/benefit from UC and affiliated hospital indigent care revenues of $20 million (net of Provider Taxes of less than $1 million) and $21 million (net of Provider Taxes of $9 million) during the three-month periods ended June 30, 2015 and 2014, respectively, and $34 million (net of Provider Taxes of $3 million) and $35 million (net of Provider Taxes of $10 million) during the six-month periods ended June 30, 2015 and 2014, respectively. Included in the UC and affiliated hospital indigent care revenues for the three and six-month periods ended June 30, 2014 was approximately $9 million (net of Provider Taxes) applicable to the period of April 1, 2013 through June 30, 2014. If the applicable hospital district or county makes IGTs consistent with 2014 levels, we believe we would be entitled to aggregate net revenues/benefit earned pursuant to these programs of approximately $29 million during the remaining six months of 2015 (net of Provider Taxes of $8 million). In April, 2015, THHSC published a final rule that would shift $136 million in funding from the private hospital UC pool to the large public hospital UC pool for the 2014 UC program year only. The impact from this final rule is incorporated into 2014 and 2015 UC amounts, as mentioned above.

On September 30, 2014, CMS notified the Texas Health and Human Services Commission that it was deferring the federal matching funds (approximately $75 million) on Texas Medicaid UC payments made to providers in certain counties. A deferral results in CMS withholding funds from the state representing the federal portion of Medicaid payments the state has previously made to providers. A deferral goes into effect when CMS questions the basis for all or part of the amount of Medicaid payments made to certain providers, and remains in place subject to CMS’s final determination. Our Texas hospitals are not located in the geographic areas impacted by this deferral. On January 7, 2015, CMS removed the aforementioned deferral but indicated they will continue their review and assessment of the underlying UC financing arrangements as to ensure their compliance with the applicable federal regulations and eligibility for federal matching dollars. In May, 2015, THHSC was informed by CMS that current private-hospital funding arrangements can continue for waiver-payment dates through August, 2017, without risk of disallowance of federal matching funds on the same grounds questioned in last year’s deferral.

For state fiscal year 2015, Texas Medicaid will continue to operate under a CMS-approved Section 1115 five-year Medicaid waiver demonstration program. During the first five years of this program that started in state fiscal year 2012, the THHSC transitioned away from UPL payments to new waiver incentive payment programs, UC payments and Delivery System Reform Incentive Payments (“DSRIP”). During the first year of transition, which commenced on October 1, 2011, THHSC made payments to Medicaid UPL recipient providers that received payments during the state’s prior fiscal year. During demonstration years two through five (October 1, 2012 through September 30, 2016), THHSC has, and will continue to, make incentive payments under the program after certain qualifying criteria are met by hospitals. Supplemental payments are also subject to aggregate statewide caps based on CMS approved Medicaid waiver amounts.

Texas Delivery System Reform Incentive Payments:

In addition, the Texas Medicaid Section 1115 Waiver includes a DSRIP pool to incentivize hospitals and other providers to transform their service delivery practices to improve quality, health status, patient experience, coordination, and cost-effectiveness. DSRIP pool payments are incentive payments to hospitals and other providers that develop programs or strategies to enhance access to health care, increase the quality of care, the cost-effectiveness of care provided and the health of the patients and families served. In May, 2014, CMS formally approved specific DSRIP projects for certain of our hospitals for demonstration years 3 to 5 (our facilities did not materially participate in the DSRIP pool during demonstration years 1 or 2). DSRIP payments are contingent on the hospital meeting certain pre-determined milestones, metrics and clinical outcomes. Additionally, DSRIP payments are contingent on a governmental entity providing an IGT for the non-federal share component of the DSRIP payment. THHSC generally approves DSRIP reported metrics, milestones and clinical outcomes on a semi-annual basis in June and December. We recorded net DSRIP revenues/benefit of approximately $10 million during the three and six-month periods ended June 30, 2015 (net of Provider Taxes of $6 million) and approximately $6 million during the three and six-month periods ended June 30, 2014 (net of Provider Taxes of $3 million). In connection with the DSRIP program and THHSC’s approval for specific programs at certain of our hospitals and availability of a governmental IGT, we recorded approximately $17 million of net revenues/benefit during 2014 applicable to the period of October 1,

2013 through September 30, 2014, net of Provider Taxes of $8 million (amounts recorded during the second and fourth quarters of 2014). Although we can provide no assurance that we will ultimately qualify for additional DSRIP revenues, subject to CMS’s approval and other conditions as outlined above, we estimate that we may be entitled to additional DSRIP net revenues/benefit of approximately $18 million (net of Provider Taxes of $9 million) during the remaining six months of 2015.

Nevada SPA:

In Nevada, CMS approved a state plan amendment (“SPA”) in August, 2014 that implemented a hospital supplemental payment program retroactive to January 1, 2014 and effective to June 30, 2015. Included in our results of operations were approximately $2 million and $4 million of net revenues earned during the three and six-month periods ended June 30, 2015, respectively, in connection with this program. We estimate that our reimbursements pursuant to this program will approximate $3 million during the remaining six months of 2015.

Various Other State Medicaid Supplemental Payment Programs:

Including the impact of the programs in various states applicable to each year, and excluding the impact of various programs in Texas and the Nevada SPA, as discussed above, we earned an aggregate net revenues/benefit from Medicaid supplemental payments of approximately $24 million (net of Provider Taxes of $32 million) and $18 million (net of Provider Taxes of $20 million) during the three-month periods ended June 30, 2015 and 2014, respectively, and approximately $47 million (net of Provider Taxes of $58 million) and $34 million (net of Provider Taxes of $37 million) during the six-month periods ended June 30, 2015 and 2014, respectively . We estimate that our aggregate net revenues/benefit from Provider Tax programs will approximate $32 million (net of Provider Taxes of $53 million) during the remaining six months of 2015. These amounts include the impact of the CMS approved California Provider Tax and related Medicaid supplemental payment programs, which did not have a material impact on our operating results. The aggregate net benefit is earned from multiple states and therefore no particular state’s portion is individually material to our consolidated financial statements. However, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our consolidated future results of operations.

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

Our consolidated results of operations during the three-month periods ended June 30, 2015 and 2014 include the unfavorable pre-tax impact of approximately $7 million and $6 million, respectively, related primarily to the depreciation and amortization expense incurred in connection with the implementation of electronic health records applications (“EHR”) at our acute care hospitals (net of amounts attributable to noncontrolling interests and incentive income of $1 million and $2 million during the three-month periods ended June 30, 2015 and 2014, respectively). Our consolidated results of operations during the six-month periods ended June 30, 2015 and 2014 include the unfavorable pre-tax impact of approximately $15 million and $14 million, respectively, related primarily to the depreciation and amortization expense incurred in connection with the implementation of electronic health records applications (“EHR”) at our acute care hospitals (net of amounts attributable to noncontrolling interests and incentive income of $1 million and $3 million during the six-month periods ended June 30, 2015 and 2014, respectively).

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

The Affordable Care Act also required HHS to implement a value-based purchasing program for inpatient hospital services which became effective on October 1, 2012. The Affordable Care Act requires HHS to reduce inpatient hospital payments for all discharges by a percentage beginning at 1% in FFY 2013 and increasing by 0.25% each fiscal year up to 2% in FFY 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions. In its fiscal year 2016 IPPS final rule, CMS will fund the value-based purchasing program by reducing base operating DRG payment amounts to participating hospitals by 1.75%.

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

Other Operating Results

Interest Expense:

As reflected on the schedule below, interest expense was $28 million and $35 million during the three-month periods ended June 30, 2015 and 2014, respectively, and $58 million and $70 million during the six-month periods ended June 30, 2015 and 2014, respectively, (amounts in thousands):

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Revolving credit & demand notes (a.)	$520	$552	$1,318	$1,109
$400 million, 7.125% Senior Notes due 2016	7,124	7,124	14,248	14,248
$250 million, 7.00% Senior Notes due 2018(b.)	0	4,375	0	8,750
$300 million, 3.75% Senior Notes due 2019(c.)	2,813	0	5,625	0
$300 million, 4.75% Senior Notes due 2022(c.)	3,562	0	7,125	0
Term loan facility A/new 8/2014 (a.)	7,519	0	15,047	0
Term loan facility A/original (a.)	0	4,058	0	8,147
Term loan facility B/B-1 (a.)	0	3,339	0	6,651
Term loan facility A2 (a.)	0	3,637	0	7,273
Accounts receivable securitization program (d.)	748	484	1,529	1,019

Subtotal-revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	22,286	23,569	44,892	47,197
Interest rate swap expense, net	2,032	4,785	6,180	9,498
Amortization of financing fees	1,758	5,238	3,521	10,474
Other combined interest expense	1,654	1,500	3,179	3,121

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Capitalized interest on major projects	(41)	0	(41)	0
Interest income	(5)	(5)	(10)	(10)

Interest expense, net	$27,684	$35,087	$57,721	$70,280

(a.)	In August, 2014 we entered into a fourth amendment to our credit agreement dated November 15, 2010, as amended. The credit agreement, as amended, which is scheduled to expire in August, 2019, consists of: (i) an $800 million revolving credit facility, and; (ii) a $1.775 billion Term Loan A facility, which combined our previously outstanding term loan A and term loan A2 facilities (which were scheduled to mature in 2016). Interest rates were not impacted by the fourth amendment to the credit agreement. The Term Loan B-1 facility was repaid in August, 2014 utilizing other borrowed funds.
(b.)	In July, 2014, we redeemed the entire $250 million aggregate principal amount of our 7% Senior Notes due in 2018. An $11 million make-whole premium was paid in connection with this early extinguishment.
(c.)	In August, 2014, we completed an offering of $300 million aggregate principal amount of 3.750% Senior Secured Notes due in 2019 and $300 million aggregate principal amount of 4.750% Senior Secured Notes due in 2022.
(d.)	Effective August 1, 2014, we increased the borrowing capacity on our existing accounts receivable securitization program, which is scheduled to expire in October, 2016, to $360 million from $275 million.

Interest expense decreased $7 million during the three-month period ended June 30, 2015, as compared to the comparable quarter of 2014. The decrease was due primarily to: (i) a $1 million decrease in aggregate interest expense on our revolving credit and demand notes, Senior Notes, term loan facilities and accounts receivable securitization program primarily due to a decrease in the average outstanding borrowings and the average cost of borrowings; (ii) a $3 million decrease in interest rate swap expense, resulting primarily from the May, 2015, maturity of our previously outstanding interest rate swaps, and; (iii) a $3 million decrease in amortization of financing fees, resulting primarily from the write-off of certain deferred financing costs and original issue discounts in connection with the various financing transactions that occurred during the third quarter of 2014, as discussed above.

Interest expense decreased $13 million during the six-month period ended June 30, 2015, as compared to the comparable period of 2014. The decrease was due primarily to: (i) a $2 million decrease in aggregate interest expense on our revolving credit and demand notes, Senior Notes, term loan facilities and accounts receivable securitization program primarily due to a decrease in the average outstanding borrowings and the average cost of borrowings; (ii) a $3 million decrease in interest rate swap expense, resulting primarily from the May, 2015, maturity of our previously outstanding interest rate swaps, and; (iii) a $7 million decrease in amortization of financing fees, resulting primarily from the write-off of certain deferred financing costs and original issue discounts in connection with the various financing transactions that occurred during the third quarter of 2014, as discussed above.

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three and six-month periods ended June 30, 2015 and 2014 (dollar amounts in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Provision for income taxes	$106,304	$91,731	$208,998	$175,662
Income before income taxes	307,708	258,345	604,725	494,128

Effective tax rate	34.5%	35.5%	34.6%	35.5%

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

The effective tax rates, as calculated by dividing the provision for income taxes by the difference in income before income taxes, minus net income attributable to noncontrolling interests, were as follows for each of the three and six-month periods ended June 30, 2015 and 2014 (dollar amounts in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Provision for income taxes	$106,304	$91,731	$208,998	$175,662
Income before income taxes	307,708	258,345	604,725	494,128
Less: Net income attributable to noncontrolling interests	(19,211)	(14,943)	(39,235)	(28,717)

Income before income taxes and after net income attributable to noncontrolling interests	288,497	243,402	565,490	465,411

Effective tax rate	36.8%	37.7%	37.0%	37.7%

The decrease in the effective tax rate during the three and six-month periods ended June 30, 2015, as compared to the comparable prior year periods, was due primarily to lower effective income tax rates applicable to the income generated during the first six months of 2015 at the behavioral health care facilities located in the United Kingdom that were acquired during the third quarter of 2014.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $532 million during the six-month period ended June 30, 2015 and $458 million during the comparable period of 2014. The net increase of $73 million was primarily attributable to the following:

•	a favorable change of $105 million due to an increase in net income plus/minus depreciation and amortization expense, stock-based compensation expense and gains on sales of assets and businesses;

•	a $33 million unfavorable change in accounts receivable;

•	a $29 million unfavorable other working capital accounts due primarily to timing of payments related to accrued liabilities;

•	a $20 million favorable change in accrued and deferred income taxes;

•	an $11 million favorable change in accrued insurance expense net of payment made in settlement of self-insured claims, and;

•	$1 million of other combined net unfavorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the six-month periods. The result is divided into the accounts receivable balance at June 30th of each year to obtain the DSO. Our DSO were 55 days at June 30, 2015 and 54 days at June 30, 2014.

Our accounts receivable as of June 30, 2015 and December 31, 2014 include amounts due from Illinois of approximately $24 million and $44 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $8 million as of June 30, 2015 and $23 million as of December 31, 2014, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. In addition, our accounts receivable as of June 30, 2015 and December 31, 2014 includes approximately $97 million and $102 million, respectively, due from Texas in connection with Medicaid supplemental payment programs. The $97 million due from Texas as of June 30, 2015 consists of $52 million related to uncompensated care program revenues, $27 million related to disproportionate share hospital program revenues and $18 million to Delivery Service Reform Incentive Payment program revenues. Although the accounts receivable due from Illinois and Texas could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois and/or Texas. Failure to ultimately collect all outstanding amounts due from these states would have an adverse impact on our future consolidated results of operations and cash flows.

Net cash used in investing activities

The $205 million of net cash used in investing activities during the first six months of 2015 consisted of: (i) $171 million spent on capital expenditures, and; (ii) $35 million spent related to the acquisition of businesses and property including the acquisition of a 46-bed behavioral health care facility located near Taunton, United Kingdom.

The $255 million of net cash used in investing activities during the first six months of 2014 consisted of: (i) $187 million spent on capital expenditures; (ii) $8 million spent in connection with the purchase and implementation of a electronic health records applications; (iii) spent $71 million to acquire and fund the required capital reserves related to a commercial health insurer headquartered in Reno, Nevada, acquire a 124-bed behavioral health care facility and outpatient treatment center located in Washington, D.C., and acquire the operations of a 48-bed behavioral health facility in Tucson, Arizona, and; (iv) $11 million received in connection with the divestiture of a non-operating investment which generated a $10 million pre-tax gain which is included in our results of operations during the first quarter of 2014.

Net cash used in financing activities

During the first six months of 2015, we used $316 million of net cash in financing activities as follows:

•	spent $256 million on net repayments of debt due primarily to repayments pursuant to our revolving credit facility ($140 million), term loan A facility ($22 million), accounts receivable securitization program ($90 million) and various other debt facilities ($4 million);

•	generated $5 million of proceeds from new borrowings pursuant to our on-demand credit facility;

•	generated $28 million of excess income tax benefits related to stock-based compensation;

•	spent $68 million to repurchase shares of our Class B Common Stock in connection with: (i) income tax withholding obligations related to stock-based compensation programs ($32 million), and; (ii) open market purchases pursuant to our $400 million stock repurchase program ($36 million);

•	generated $13 million from the sale/leaseback of two free-standing emergency departments;

•	spent $20 million to pay quarterly cash dividends of $.10 per share;

•	spent $23 million to pay profit distributions related to noncontrolling interests in majority owned businesses, and;

•	generated $4 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

During the first six months of 2014, we used $206 million of net cash in financing activities as follows:

•	spent $179 million on net repayments of debt due primarily to repayments pursuant to our: (i) previously outstanding term loan A and A2 facilities ($36 million), accounts receivable securitization program ($110 million), on-demand line of credit ($22 million), and various other debt facilities ($11 million);

•	generated $28 million of excess income tax benefits related to stock-based compensation;

•	spent $36 million to repurchase shares of our Class B Common Stock in connection with income tax withholding obligations related to stock-based compensation programs;

•	spent $10 million to pay quarterly cash dividends of $.05 per share;

•	spent $13 million to pay profit distributions related to noncontrolling interests in majority owned businesses, and;

•	generated $3 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

Expected Capital Expenditures During the Remainder of 2015:

During the remaining six months of 2015, we expect to spend approximately $200 million to $230 million on capital expenditures. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

During the third quarter of 2014, we completed the following financing transactions:

•	In August, 2014, we entered into a fourth amendment to our credit agreement dated as of November 15, 2010, as amended (“Credit Agreement”). The Credit Agreement, which is scheduled to mature in August, 2019, consists of: (i) an $800 million revolving credit facility (no borrowings outstanding as of June 30, 2015), and; (ii) a $1.775 billion term loan A facility ($1.742 billion of borrowings outstanding as of June 30, 2015) which combined our previously outstanding term loan A and term loan A2 facilities which were scheduled to mature in 2016;

•	Repaid $550 million of outstanding borrowings pursuant to our previously outstanding term loan B facility which was scheduled to mature in 2016;

•	Increased the borrowing capacity on our existing accounts receivable securitization program (“Securitization”) to $360 million from $275 million, effective August 1, 2014. The Securitization, the terms of which remain the same as the previous agreement, as discussed below, is scheduled to mature in October, 2016;

•	Issued $300 million aggregate principal amount of 3.750% senior secured notes due in 2019 (see below for additional disclosure);

•	Issued $300 million aggregate principal amount of 4.750% senior secured notes due in 2022 (see below for additional disclosure);

•	Redeemed our previously outstanding $250 million, 7.00% senior unsecured notes due in 2018 on July 31, 2014 for an aggregate price equal to 104.56% of the principal amount.

Borrowings under the Credit Agreement bear interest at either (1) the ABR rate which is defined as the rate per annum equal to, at our election: the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit and term loan-A borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit and term loan-A borrowings. As of June 30, 2015, the applicable margins were 0.50% for ABR-based loans, 1.50% for LIBOR-based loans under the revolving credit and term loan-A facilities.

As of June 30, 2015, we had no borrowings outstanding pursuant to the terms of our $800 million revolving credit facility and we had $755 million of available borrowing capacity, net of $6 million of outstanding borrowings pursuant to a short-term, on-demand credit facility and $39 million of outstanding letters of credit. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries and guaranteed by our material subsidiaries.

Pursuant to the terms of the Credit Agreement, term loan-A quarterly installment payments of approximately: (i) $11 million commenced during the fourth quarter of 2014 and are scheduled to continue through September, 2016, and; (ii) $22 million are scheduled from the fourth quarter of 2016 through June, 2019.

As discussed above, on August 1, 2014, our accounts receivable securitization program (“Securitization”), with a group of conduit lenders and liquidity banks which is scheduled to mature in October, 2016, was amended to increase the borrowing capacity to $360 million from $275 million. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At June 30, 2015, we had $240 million of outstanding borrowings and $120 million of additional capacity pursuant to the terms of our accounts receivable securitization program.

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

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of June 30, 2015.

As of June 30, 2015, the carrying value of our debt was $3.0 billion and the fair-value of our debt was $3.1 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was 43% at June 30, 2015 and 47% at December 31, 2014.

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

Off-Balance Sheet Arrangements

During the three months ended June 30, 2015, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

As of June 30, 2015 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $118 million consisting of: (i) $96 million related to our self-insurance programs, and; (ii) $22 million of other debt and public utility guarantees.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2014.

As disclosed in Note 4 to the Condensed Consolidated Financial Statements (Long-term debt and cash flow hedges), seven interest rate swaps on a total notional amount of $825 million matured in May, 2015. Four of these swaps, with a total notional amount of $600 million, became effective in December, 2011 and provided that we receive three-month LIBOR while the average fixed rate payable was 2.38%. The remaining three swaps, with a total notional amount of $225 million, became effective in March, 2011 and provided that we receive three-month LIBOR while the average fixed rate payable was 1.91%.

During the second quarter of 2015, we entered into four forward starting interest rate swaps whereby we pay a fixed rate on a total notional amount of $500 million and receive one-month LIBOR. Each of the four swaps became effective on July 15, 2015 and are scheduled to mature on April 15, 2019. The average fixed rate payable on these swaps is 1.40%.

In July, 2015, we entered into two additional forward starting interest rate swaps whereby we pay a fixed rate on a total notional amount of $200 million and receive one-month LIBOR. One swap on a notional amount of $100 million became effective on July 15, 2015 and another swap on a notional amount of $100 million becomes effective on September 15, 2015. Both of these swaps are scheduled to mature on April 15, 2019. The average fixed rate payable on these two swaps is 1.30%.

Item 4.	Controls and Procedures

As of June 30, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to various government investigations, regulatory matters and litigation, as outlined below.

Office of Inspector General (“OIG”) and Government Investigations:

In September, 2010, we, along with many other companies in the healthcare industry, received a letter from the United States Department of Justice (“DOJ”) advising of a False Claim Act investigation being conducted in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) from 2003 to 2010 at several of our acute care facilities. The DOJ alleges that ICDs were implanted and billed by our facilities in contravention of a National Coverage Determination regarding these devices. We had previously established a reserve in connection with this matter which did not have a material impact on our consolidated financial statements. During the second quarter of 2015, we finalized a settlement agreement with the government which approximated our established reserve.

In February, 2013, the Office of Inspector General for the United States Department of Health and Human Services (“OIG”) served a subpoena requesting various documents from January, 2008 to the date of the subpoena directed at Universal Health Services, Inc. (“UHS”) concerning it and UHS of Delaware, Inc., and several UHS owned behavioral health facilities including: Keys of Carolina, Old Vineyard Behavioral Health, The Meadows Psychiatric Center, Streamwood Behavioral Health, Hartgrove Hospital, Rock River Academy and Residential Treatment Center, Roxbury Treatment Center, Harbor Point Behavioral Health Center, f/k/a, The Pines Residential Treatment Center, including the Crawford, Brighton and Kempsville campuses, Wekiva Springs Center and River Point Behavioral Health. Prior to receiving this subpoena: (i) the Keys of Carolina and Old Vineyard received notification during the second half of 2012 from the DOJ of its intent to proceed with an investigation following requests for documents for the period of January, 2007 to the date of the subpoenas from the North Carolina state Attorney General’s Office; (ii) Harbor Point Behavioral Health Center received a subpoena in December, 2012 from the Attorney General of the Commonwealth of Virginia requesting various documents from July, 2006 to the date of the subpoena, and; (iii) The Meadows Psychiatric Center received a subpoena from the OIG in February, 2013 requesting certain documents from 2008 to the date of the subpoena. Unrelated to these matters, the Keys of Carolina was closed and the real property was sold in January, 2013. We were advised that a qui tam action had been filed against Roxbury Treatment Center but the government declined to intervene and the case was dismissed.

In April, 2013, the OIG served facility specific subpoenas on Wekiva Springs Center and River Point Behavioral Health requesting various documents from January, 2005 to the date of the subpoenas. In July, 2013, another subpoena was issued to Wekiva Springs Center and River Point Behavioral Health requesting additional records. In October, 2013, we were advised by the DOJ’s Criminal Frauds Section that they received a referral from the DOJ Civil Division and opened an investigation of River Point Behavioral Health and Wekiva Springs Center. Subsequent subpoenas have since been issued to River Point Behavioral Health and Wekiva Springs Center requesting additional documentation. In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the suspension remains in effect. In March 2015, we received notification from CMS that the payment suspension will be continued for another 180 days. We cannot predict if and/or when the facility’s suspended payments will resume. Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during the six-month period ended June 30, 2015 or the year ended December 31, 2014, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

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

Regulatory Matters:

On July 23, 2015, Timberlawn Mental Health System (“Timberlawn”) received notification from CMS of its intent to terminate Timberlawn’s Medicare provider agreement effective August 7, 2015. This notification resulted from surveys conducted which allege that Timberlawn is out of compliance with conditions of participation required for participation in the Medicare/Medicaid program. Some of the deficiencies were considered by CMS to be an “immediate jeopardy” situation. We have filed a request for expedited administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeals Board, Civil Remedies Division, seeking review and reversal of the termination action. In conjunction with the administrative appeal, we have filed litigation in the U.S District Court for the Northern District of Texas seeking a temporary restraining order and preliminary injunction to have the termination stayed pending the conclusion of the administrative appeal. The termination date has been extended to August 13, 2015 pending further review and rulings by the U.S. District Court. We can provide no assurance that we will be successful in the administrative appeal or litigation or that Timberlawn will not ultimately lose its Medicare/Medicaid certification. Any such termination of Timerlawn’s Medicare/Medicaid certification, should it ultimately occur, would have a material adverse effect on the facility’s future results of operations and financial condition and could result in closure of the facility. The operating results of Timberlawn did not have a material impact on our consolidated results of operations or financial condition for the six-month period ended June 30, 2015 or the year ended December 31, 2014.

During the second quarter of 2015, Texoma Medical Center (“Texoma”), which includes TMC Behavioral Health Center, entered into a Systems Improvement Agreement (“SIA”) with CMS. The SIA abated a termination action from CMS following surveys which identified alleged failures to comply with conditions of participation primarily involving Texoma’s behavioral health operations. The terms of the SIA required Texoma to engage independent consultants/experts approved by CMS to analyze and develop implementation plans at Texoma to meet Medicare conditions of participation. At the conclusion of the SIA, CMS will conduct a full certification survey to determine if Texoma is in substantial compliance with the Medicare conditions of participation. The term of agreement is set to conclude October 2, 2016 unless the terms of the agreement are fulfilled earlier. During the term of the SIA, Texoma remains eligible to receive reimbursements from Medicare and Medicaid for services rendered to Medicare and Medicaid beneficiaries.

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

General:

We operate in a highly regulated and litigious industry which subjects us to various claims and lawsuits in the ordinary course of business as well as regulatory proceedings and government investigations. These claims or suits include claims for damages for personal injuries, medical malpractice, commercial/contractual disputes, wrongful restriction of, or interference with, physicians’ staff privileges, and employment related claims, In addition, health care companies are subject to investigations and/or actions by various state and federal governmental agencies or those bringing claims on their behalf. Government action has increased with respect to investigations and/or allegations against healthcare providers concerning possible violations of fraud and abuse and false claims statutes as well as compliance with clinical and operational regulations. Currently, and from time to time, we and some of our facilities are subjected to inquiries in the form of subpoenas, Civil Investigative Demands, audits and other document requests from various federal and state agencies. These inquiries can lead to notices and/or actions including repayment obligations from state and federal government agencies associated with potential non-compliance with laws and regulations. Further, the federal False Claim Act allows private individuals to bring lawsuits (qui tam actions) against healthcare providers that submit claims for payments to the government. Various states have also adopted similar statutes. When such a claim is filed, the government will investigate the matter and decide if they are going to intervene in the pending case. These qui tam lawsuits are placed under seal by the court to comply with the False Claims Act’s requirements. If the government chooses not to intervene, the private individual(s) can proceed independently on behalf of the government. Health care providers that are found to violate the False Claims Act may be subject to substantial monetary fines/penalties as well as face potential exclusion from participating in government health care programs or be required to comply with Corporate Integrity Agreements as a condition of a settlement of a False Claim Act matter. In September 2014, the Criminal Division of the DOJ, announced that all qui tam cases will be shared with their Division to determine if a parallel criminal investigation should be opened. The Criminal Division has also stated an intention to pursue corporations in criminal prosecutions. In addition, health care facilities are subject to monitoring by state and federal surveyors to ensure compliance with program Conditions of Participation. In the event a facility is found to be out of compliance with a Condition of Participation and unable to remedy the alleged deficiency(s), the facility faces termination from the Medicare and Medicaid programs or compliance with a System Improvement Agreement to remedy deficiencies and ensure compliance.

The laws and regulations governing the healthcare industry are complex covering, among other things, government healthcare participation requirements, licensure, certification and accreditation, privacy of patient information, reimbursement for patient services as well as fraud and abuse compliance. These laws and regulations are constantly evolving and expanding. Further, the Affordable Care Act has added additional obligations on healthcare providers to report and refund overpayments by government healthcare programs and authorizes the suspension of Medicare and Medicaid payments “pending an investigation of a credible allegation of fraud.” We monitor our business and have developed an ethics and compliance program with respect to these complex laws, rules and regulations. Although we believe our policies, procedures and practices comply with government regulations, there is no assurance that we will not be faced with the sanctions referenced above which include fines, penalties and/or substantial damages, repayment obligations, payment suspensions, licensure revocation, and expulsion from government healthcare programs. Even if we were to ultimately prevail in any action brought against us or our facilities or in responding to any inquiry, such action or inquiry could have a material adverse effect on us.

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

In various prior years, our Board of Directors approved stock repurchase programs authorizing us to purchase shares of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. During July, 2014, our Board of Directors authorized a new stock repurchase program whereby, from time to time as conditions allow, we may spend up to $400 million to purchase shares of our Class B Common Stock on the open market or in negotiated private transactions. There is no expiration date for our stock repurchase program. Upon approval of the new stock repurchase program, our previously announced stock repurchase program was cancelled. As reflected below, during the three-month period ended June 30, 2015, 256,440 shares ($30.8 million in the aggregate) were repurchased pursuant to the terms of our stock repurchase program and 67,952 shares were repurchased in connection with income tax withholding obligations resulting from the exercise of stock options.

During the period of April 1, 2015 through June 30, 2015, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands)
April, 2015	—	92,922	—	N/A	76,440	$115.16	$8,803	—	$327,640
May, 2015	—	145,007	—	N/A	105,000	119.22	12,518	—	$315,122
June, 2015	—	86,463	—	N/A	75,000	126.76	9,508	—	$305,614

Total April through June	—	324,392	—	N/A	256,440	$120.22	$30,829

Dividends

During the quarter ended June 30, 2015, we declared and paid dividends of $.10 per share.

Item 6.	Exhibits

(a) Exhibits:

10.1*	Universal Health Services, Inc. Third Amended and Restated 2005 Stock Incentive Plan.

10.2*	Amended and Restated Universal Health Services, Inc. 2010 Employees’ Restricted Stock Purchase Plan.

10.3*	Universal Health Services, Inc. 2010 Executive Incentive Plan.

11	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc. (Registrant)

Date: August 7, 2015	/s/ ALAN B. MILLER
Alan B. Miller, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ STEVE FILTON
Steve Filton, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Universal Health Services, Inc. Third Amended and Restated 2005 Stock Incentive Plan.

10.2*	Amended and Restated Universal Health Services, Inc. 2010 Employees’ Restricted Stock Purchase Plan.

10.3*	Universal Health Services, Inc. 2010 Executive Incentive Plan.

11	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.