Form 10-Q
period 2015-09-30
UNIVERSAL HEALTH SERVICES INC
filed 2015-11-06
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of October 31, 2015:

Class A	6,595,308
Class B	91,189,549
Class C	663,940
Class D	23,742

UNIVERSAL HEALTH SERVICES, INC.

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2015. This Report modifies and supersedes documents filed prior to this Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Report.

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

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net revenues before provision for doubtful accounts	$2,439,071	$2,196,513	$7,271,852	$6,570,732
Less: Provision for doubtful accounts	211,416	157,796	543,640	541,935
Net revenues	2,227,655	2,038,717	6,728,212	6,028,797
Operating charges:
Salaries, wages and benefits	1,057,226	953,583	3,132,993	2,850,868
Other operating expenses	529,383	533,753	1,571,060	1,394,326
Supplies expense	242,259	222,708	721,979	662,280
Depreciation and amortization	99,442	93,456	295,697	277,506
Lease and rental expense	24,544	23,860	70,631	70,656
Electronic health records incentive income	(356)	(1,425)	(1,751)	(4,029)
Costs related to extinguishment of debt	0	36,171	0	36,171
	1,952,498	1,862,106	5,790,609	5,287,778
Income from operations	275,157	176,611	937,603	741,019
Interest expense, net	27,130	32,133	84,851	102,413
Income before income taxes	248,027	144,478	852,752	638,606
Provision for income taxes	84,373	48,440	293,371	224,102
Net income	163,654	96,038	559,381	414,504
Less: Income attributable to noncontrolling interests	13,367	13,241	52,602	41,958
Net income attributable to UHS	$150,287	$82,797	$506,779	$372,546

Basic earnings per share attributable to UHS	$1.52	$0.84	$5.12	$3.77
Diluted earnings per share attributable to UHS	$1.48	$0.82	$5.02	$3.71

Weighted average number of common shares - basic	98,858	99,052	98,924	98,832
Add: Other share equivalents	2,301	1,981	1,987	1,643
Weighted average number of common shares and equivalents - diluted	101,159	101,033	100,911	100,475

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income	$163,654	$96,038	$559,381	$414,504
Other comprehensive income (loss):
Unrealized derivative gains (losses) on cash flow hedges	(9,888)	4,712	(4,950)	12,922
Amortization of terminated hedge	(84)	(84)	(252)	(252)
Foreign currency translation adjustment	(2,304)	(2,506)	(96)	(2,506)
Other comprehensive income before tax	(12,276)	2,122	(5,298)	10,164
Income tax expense related to items of other comprehensive income	(3,742)	1,620	(1,530)	4,685
Total other comprehensive income, net of tax	(8,534)	502	(3,768)	5,479
Comprehensive income	155,120	96,540	555,613	419,983
Less: Comprehensive income attributable to noncontrolling interests	13,367	13,241	52,602	41,958
Comprehensive income attributable to UHS	$141,753	$83,299	$503,011	$378,025

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$39,523	$32,069
Accounts receivable, net	1,328,300	1,282,735
Supplies	112,718	108,115
Deferred income taxes	134,554	114,565
Other current assets	81,459	77,654
Total current assets	1,696,554	1,615,138

Property and equipment	6,515,914	6,212,030
Less: accumulated depreciation	(2,739,822)	(2,532,341)
	3,776,092	3,679,689
Other assets:
Goodwill	3,388,378	3,291,213
Deferred charges	35,113	40,319
Other	310,741	348,084
	$9,206,878	$8,974,443
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$84,883	$68,319
Accounts payable and accrued liabilities	1,102,616	1,113,062
Federal and state taxes	8,697	1,446
Total current liabilities	1,196,196	1,182,827

Other noncurrent liabilities	292,441	268,555
Long-term debt	3,009,954	3,210,215
Deferred income taxes	264,358	282,214

Redeemable noncontrolling interests	250,213	239,552

Equity:
UHS common stockholders’ equity	4,133,099	3,735,946
Noncontrolling interest	60,617	55,134
Total equity	4,193,716	3,791,080
	$9,206,878	$8,974,443

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Nine months ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$559,381	$414,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	295,697	277,506
Stock-based compensation expense	30,145	22,713
Gains on sales of assets and businesses, net of losses	(1,037)	(7,837)
Write-off of deferred financing costs related to extinguishment of debt	0	19,730
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(60,877)	(98,193)
Accrued interest	(297)	6,547
Accrued and deferred income taxes	(12,568)	(18,392)
Other working capital accounts	(54,018)	59,613
Other assets and deferred charges	6,629	15,868
Other	13,140	(7,000)
Accrued insurance expense, net of commercial premiums paid	75,715	57,729
Payments made in settlement of self-insurance claims	(55,411)	(53,234)
Net cash provided by operating activities	796,499	689,554

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(269,578)	(309,361)
Proceeds received from sale of assets and businesses	2,744	15,178
Acquisition of property and businesses	(183,103)	(402,405)
Costs incurred for purchase and implementation of electronic health records application	0	(11,204)
Net cash used in investing activities	(449,937)	(707,792)

Cash Flows from Financing Activities:
Reduction of long-term debt	(207,371)	(842,543)
Additional borrowings	16,300	969,800
Financing costs	0	(13,413)
Repurchase of common shares	(129,862)	(63,292)
Dividends paid	(29,696)	(19,794)
Issuance of common stock	6,030	4,907
Excess income tax benefits related to stock-based compensation	29,287	30,242
Profit distributions to noncontrolling interests	(35,965)	(25,074)
Proceeds received from sale/leaseback of real property	12,765	0
Net cash (used in) provided by financing activities	(338,512)	40,833

Effect of exchange rate changes on cash and cash equivalents	(596)	(122)

Increase in cash and cash equivalents	7,454	22,473
Cash and cash equivalents, beginning of period	32,069	17,238
Cash and cash equivalents, end of period	$39,523	$39,711

Supplemental Disclosures of Cash Flow Information:
Interest paid, including early redemption premium and original issue discount write-off in 2014	$79,866	$98,670
Income taxes paid, net of refunds	$274,124	$212,148
Noncash purchases of property and equipment	$37,228	$25,326

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended September 30, 2015. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

Under these programs, including the impact of Uncompensated Care and Upper Payment Limit programs, and the Texas Delivery System Reform Incentive program, we earned revenues (before Provider Taxes) of approximately $62 million and $53 million during the three-month periods ended September 30, 2015 and 2014, respectively, and approximately $221 million and $180 million during the nine-month periods ended September 30, 2015 and 2014, respectively. These revenues were offset by Provider Taxes of approximately $30 million and $21 million during the three-month periods ended September 30, 2015 and 2014, respectively, and approximately $97 million and $71 million during the nine-month periods ended September 30, 2015 and 2014, respectively, which are recorded in other operating expenses on the Condensed Consolidated Statements of Income as included herein. Prior to 2015, these Provider Taxes were recorded as a reduction to our net revenues. Accordingly, the unaudited Condensed Consolidated Statements of Income for the three and nine-month periods ended September 30, 2014 have been revised to reflect the current period classification, resulting in an increase in net revenue and an increase in other operating expenses of $21 million and $71 million, respectively. We assessed this adjustment to the classification and concluded that it was not material to our previously issued annual and quarterly Consolidated Statements of Income, which will be revised in future filings.

Goodwill and Intangible Assets: During the quarter-ended September 30, 2015, we changed our annual goodwill and indefinite-lived intangibles testing date from September 1st to October 1st. Management believes that this voluntary change in accounting method is preferable as it aligns the annual impairment testing date with our annual budgeting process.  In connection with this change, we first performed an impairment test as of September 1, 2015, which indicated no impairment of goodwill or indefinite-lived intangible assets, and will perform an additional impairment test as of October 1, 2015.  This change in annual testing date does not delay, accelerate or avoid an impairment charge.

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

At September 30, 2015, we held approximately 5.9% of the outstanding shares of the Trust. We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $700,000 during each of the three-month periods ended September 30, 2015 and 2014, and approximately $2.1 million and $1.9 million during the nine-month periods ended September 30, 2015 and 2014, respectively. Our pre-tax share of income from the Trust was approximately $100,000 and $1.7 million during the three-month periods ended September 30, 2015 and 2014, respectively, and approximately $1.1 million and $2.1 million for the nine-month periods ended September 30, 2015 and 2014, respectively. Included in our share of the Trust’s income for the nine months ended September 30, 2015, is our share of a gain realized by the Trust in connection with a property exchange transaction completed during the second quarter of 2015.  Included in our share of the Trust’s income for the three and  nine-month periods ended September 30, 2014, was approximately $1.6 million related to our share of an aggregate gain on fair value recognition recorded by the Trust during the first and third quarters of 2014 in connection with its purchase of third-party minority ownership interests in various limited liability companies at which the Trust formerly held noncontrolling majority ownership interests (the Trust now owns 100% of each of these entities). The carrying value of this investment was approximately $9.0 million and $9.3 million at September 30, 2015 and December 31, 2014, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $37.0 million at September 30, 2015 and $37.9 million at December 31, 2014, based on the closing price of the Trust’s stock on the respective dates.

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

The table below details the renewal options and terms for each of our three acute care hospital facilities leased from the Trust as of September 30, 2015:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2016	15(a)
Wellington Regional Medical Center	$3,030,000	December, 2016	15(b)
Southwest Healthcare System, Inland Valley Campus	$2,648,000	December, 2016	15(b)

(a)	We have three 5-year renewal options at existing lease rates (through 2031).
(b)	We have one 5-year renewal option at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).

Total rent expense under the operating leases on these three hospital facilities was approximately $4 million during each of the three months ended September 30, 2015 and 2014, and approximately $12 million for each of the nine-month periods ended September 30, 2015 and 2014. In addition, certain of our subsidiaries are tenants in several medical office buildings and two FEDs (as discussed above) owned by the Trust or by limited liability companies in which the Trust holds 100% of the ownership interest.

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

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of our chief executive officer (“CEO”) and his wife. As a result of these agreements, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $25 million in premiums, and certain trusts owned by our chief executive officer, would pay approximately $8 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than $33 million representing the $25 million of aggregate premiums paid by us as well as the $8 million of aggregate premiums paid by the trusts. In connection with these policies, we paid approximately $1.3 million in annual premium payments during each of 2015 and 2014.

A member of our Board of Directors and member of the Executive Committee is Of Counsel to the law firm used by us as our principal outside counsel. This Board member is also the trustee of certain trusts for the benefit of our CEO and his family. This law firm also provides personal legal services to our CEO.

(3) Other Noncurrent liabilities and Redeemable/Noncontrolling Interests

Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves, pension and deferred compensation liabilities, and liabilities incurred in connection with split-dollar life insurance agreements on the lives of our chief executive officer and his wife.

Outside owners hold noncontrolling, minority ownership interests of: (i) approximately 28% in our six acute care facilities located in Las Vegas, Nevada (including one facility currently under construction); (ii) 20% in an acute care facility located in Washington, D.C.; (iii) approximately 11% in an acute care facility located in Laredo, Texas, and; (iv) 20% in a behavioral health care facility located in Philadelphia, Pennsylvania. The redeemable noncontrolling interest balances of $250 million as of September 30, 2015 and $240 million as of December 31, 2014, and the noncontrolling interest balances of $61 million as of September 30, 2015 and $55 million as of December 31, 2014, consist primarily of the third-party ownership interests in these hospitals.

In connection with six acute care facilities located in Las Vegas, Nevada (including one facility currently under construction), the minority ownership interests of which are reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owners have certain “put rights” that, if exercisable, and if exercised, require us to purchase the minority member’s interests at fair market value. The put rights are exercisable upon the occurrence of: (i) certain specified financial conditions falling below established thresholds; (ii) breach of the management contract by the managing member (a subsidiary of ours), or; (iii) if the minority member’s ownership percentage is reduced to less than certain thresholds. In connection with a behavioral health care facility located in Philadelphia, Pennsylvania and acquired by us as part of the PSI acquisition, the minority ownership interest of which is also reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owner has a “put option” to put its entire ownership interest to us at any time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value.

(4) Long-term debt and cash flow hedges

Debt:

During the third quarter of 2014, we completed the following financing transactions:

•

In August, 2014, we entered into a fourth amendment to our credit agreement dated as of November 15, 2010, as amended (“Credit Agreement”). The Credit Agreement, which is scheduled to mature in August, 2019, consists of: (i) an $800 million revolving credit facility (no borrowings outstanding as of September 30, 2015), and; (ii) a $1.775 billion term loan A facility ($1.731 billion of borrowings outstanding as of September 30, 2015) which combined our previously outstanding term loan A and term loan A2 facilities which were scheduled to mature in 2016;

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

Borrowings under the Credit Agreement bear interest at either (1) the ABR rate which is defined as the rate per annum equal to, at our election: the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit and term loan-A borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit and term loan-A borrowings. As of September 30, 2015, the applicable margins were 0.50% for ABR-based loans, 1.50% for LIBOR-based loans under the revolving credit and term loan-A facilities.

As of September 30, 2015, we had no borrowings outstanding pursuant to the terms of our $800 million revolving credit facility and we had $744 million of available borrowing capacity, net of $17 million of outstanding borrowings pursuant to a short-term, on-demand credit facility and $39 million of outstanding letters of credit. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries and guaranteed by our material subsidiaries.

Pursuant to the terms of the Credit Agreement, term loan-A quarterly installment payments of approximately: (i) $11 million commenced during the fourth quarter of 2014 and are scheduled to continue through September, 2016, and; (ii) $22 million are scheduled from the fourth quarter of 2016 through June, 2019.

As discussed above, on August 1, 2014, our accounts receivable securitization program (“Securitization”), with a group of conduit lenders and liquidity banks which is scheduled to mature in October, 2016, was amended to increase the borrowing capacity to $360 million from $275 million. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At September 30, 2015, we had $300 million of outstanding borrowings and $60 million of additional capacity pursuant to the terms of our accounts receivable securitization program.

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

On June 30, 2006, we issued $250 million of senior secured notes which have a 7.125% coupon rate and mature on June 30, 2016 (the “7.125% Notes”). Interest on the 7.125% Notes is payable semiannually in arrears on June 30th and December 30th of each year. In June, 2008, we issued an additional $150 million of 7.125% Notes which formed a single series with the original 7.125% Notes issued in June, 2006. Other than their date of issuance and initial price to the public, the terms of the 7.125% Notes issued in June, 2008 are identical to and trade interchangeably with, the 7.125% Notes which were originally issued in June, 2006.  Since we have the ability and intent to refinance the 7.125% Notes on or before the scheduled maturity date (June 30, 2016) either through the issuance of new long-term notes, a new long-term debt facility, or utilizing funds borrowed pursuant to our revolving credit facility, the 7.125% Notes are classified as long-term on our Consolidated Balance Sheet as of September 30, 2015.

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

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of September 30, 2015.

As of September 30, 2015, the carrying value of our debt was $3.1 billion and the fair-value of our debt was $3.1 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during 2014 and the first nine months of 2015 and determined the hedges to be highly effective. We also determined that any portion of the hedges deemed to be ineffective was de minimis and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. However, at September 30, 2015 and December 31, 2014, each swap agreement entered into by us was in a net liability position which would require us to make the settlement payments to the counterparties. We do not anticipate nonperformance by our counterparties. We do not hold or issue derivative financial instruments for trading purposes.

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

During the third quarter of 2015, we entered into four additional forward starting interest rate swaps whereby we pay a fixed rate on a total notional amount of $400 million and receive one-month LIBOR. One swap on a notional amount of $100 million became effective on July 15, 2015, two swaps on a total notional amount of $200 million became effective on September 15, 2015 and another swap on a notional amount of $100 million becomes effective on December 15, 2015. All of these swaps are scheduled to mature on April 15, 2019. The average fixed rate payable on these four swaps is 1.23%.

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based primarily on quotes from banks. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. The fair value of our interest rate swaps was a liability of $11 million at September 30, 2015, of which $8 million is included in other current liabilities and $3 million is included in other noncurrent liabilities. The fair value of our interest rate swaps was a liability of $6 million at December 31, 2014, all of which is included in other current liabilities.

(5) Commitments and Contingencies

Professional and General Liability and Workers Compensation Liability:

Effective November, 2010, excluding certain subsidiaries acquired since 2010 as discussed below, the vast majority of our subsidiaries are self-insured for professional and general liability exposure up to $10 million and $3 million per occurrence, respectively. Our subsidiaries were provided with several excess policies through commercial insurance carriers which provide for coverage in excess of the applicable per occurrence self-insured retention (either $3 million or $10 million) up to $250 million per occurrence and in the aggregate for claims incurred in 2015 and 2014 and up to $200 million per occurrence and in the aggregate for claims incurred from 2011 through 2013. We remain liable for 10% of the claims paid pursuant to the commercially insured coverage in excess of $10 million up to $60 million per occurrence and in the aggregate.

Since our acquisition of Psychiatric Solutions, Inc. (“PSI”) in November, 2010, the former PSI subsidiaries are self-insured for professional and general liability exposure up to $3 million per occurrence. The nine behavioral health facilities acquired from Ascend Health Corporation (“Ascend”) in October, 2012 have general and professional liability policies through commercial insurance carriers which provide for up to $12 million of aggregate coverage, subject to a $100,000 per occurrence deductible. The 21 behavioral health care facilities located in the U.K. have policies through a commercial insurance carrier located in the U. K. that provides for £10 million of professional liability coverage and £25 million of general liability coverage. The facilities acquired from PSI, Ascend and the facilities located in the U.K., like our other facilities, are also provided excess coverage through commercial insurance carriers for coverage in excess of the underlying commercial policy limitations, as mentioned above.

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

As of September 30, 2015, the total accrual for our professional and general liability claims was $210 million, of which $51 million is included in current liabilities. As of December 31, 2014, the total accrual for our professional and general liability claims was $193 million, of which $51 million is included in current liabilities.

As of September 30, 2015, the total accrual for our workers’ compensation liability claims was $70 million, of which $32 million is included in current liabilities. As of December 31, 2014, the total accrual for our workers’ compensation liability claims was $67 million, of which $32 million is included in current liabilities.

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

Other

Our accounts receivable as of September 30, 2015 and December 31, 2014 include amounts due from Illinois of approximately $24 million and $44 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $8 million as of September 30, 2015 and $23 million as of December 31, 2014, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. In addition, our accounts receivable as of September 30, 2015 and December 31, 2014 includes approximately $83 million and $102 million, respectively, due from Texas in connection with Medicaid supplemental payment programs. The $83 million due from Texas as of September 30, 2015 consists of $63 million related to uncompensated care program revenues ($31 million of which was subsequently received in October, 2015) and $20 million related to Delivery Service Reform Incentive Payment program revenues. Although the accounts receivable due from Illinois and Texas could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois and/or Texas. Failure to ultimately collect all outstanding amounts due from these states would have an adverse impact on our future consolidated results of operations and cash flows.

As of September 30, 2015 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $125 million consisting of: (i) $96 million related to our self-insurance programs, and; (ii) $29 million of other debt and public utility guarantees.

Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to various government investigations, regulatory matters and litigation, as outlined below.

Office of Inspector General (“OIG”) and Government Investigations:

In February, 2013, the Office of Inspector General for the United States Department of Health and Human Services (“OIG”) served a subpoena requesting various documents from January, 2008 to the date of the subpoena directed at Universal Health Services, Inc. (“UHS”) concerning it and UHS of Delaware, Inc., and several UHS owned behavioral health facilities including: Keys of Carolina, Old Vineyard Behavioral Health, The Meadows Psychiatric Center, Streamwood Behavioral Health, Hartgrove Hospital, Rock River Academy and Residential Treatment Center, Roxbury Treatment Center, Harbor Point Behavioral Health Center, f/k/a The Pines Residential Treatment Center, including the Crawford, Brighton and Kempsville campuses, Wekiva Springs Center and River Point Behavioral Health. Prior to receiving this subpoena: (i) the Keys of Carolina and Old Vineyard received notification during the second half of 2012 from the DOJ of its intent to proceed with an investigation following requests for documents for the period of January, 2007 to the date of the subpoenas from the North Carolina state Attorney General’s Office; (ii) Harbor Point Behavioral Health Center received a subpoena in December, 2012 from the Attorney General of the Commonwealth of Virginia requesting various documents from July, 2006 to the date of the subpoena, and; (iii) The Meadows Psychiatric Center received a subpoena from the OIG in February, 2013 requesting certain documents from 2008 to the date of the subpoena. Unrelated to these matters, the Keys of Carolina was closed and the real property was sold in January, 2013. We were advised that a qui tam action had been filed against Roxbury Treatment Center but the government declined to intervene and the case was dismissed.

In April, 2013, the OIG served facility specific subpoenas on Wekiva Springs Center and River Point Behavioral Health requesting various documents from January, 2005 to the date of the subpoenas. In July, 2013, another subpoena was issued to Wekiva Springs Center and River Point Behavioral Health requesting additional records. In October, 2013, we were advised by the DOJ’s Criminal Frauds Section that they received a referral from the DOJ Civil Division and opened an investigation of River Point Behavioral Health and Wekiva Springs Center. Subsequent subpoenas have since been issued to River Point Behavioral Health and Wekiva Springs Center requesting additional documentation. In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the suspension remains in effect. In August, 2015, we received notification from CMS that the payment suspension will be continued for another 180 days. We cannot predict if and/or when the facility’s suspended payments will resume. Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during the nine-month period ended September 30, 2015 or the year ended December 31, 2014, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

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

Regulatory Matters:

On July 23, 2015, Timberlawn Mental Health System (“Timberlawn”) received notification from CMS of its intent to terminate Timberlawn’s Medicare provider agreement effective August 7, 2015. This notification resulted from surveys conducted which alleged that Timberlawn was out of compliance with conditions of participation required for participation in the Medicare/Medicaid program. We filed a request for expedited administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeals Board, Civil Remedies Division, seeking review and reversal of the termination action. In conjunction with the administrative appeal, we filed litigation in the U.S District Court for the Northern District of Texas seeking a temporary restraining order and preliminary injunction to have the termination stayed pending the conclusion of the administrative appeal. The trial court denied Timberlawn’s request for a temporary restraining order and dismissed the case. Timberlawn’s provider agreement was terminated effective August 14, 2015. In September, 2015 Timberlawn reached an agreement with CMS relative to its reapplication to the Medicare/Medicaid program.  In exchange, Timberlawn agreed to dismiss its administrative appeal as well as not to pursue an appeal of the decision of the trial court. During this time, Timberlawn has remained open. Although the operating results of Timberlawn did not have a material impact on our consolidated results of operations or financial condition for the nine-month period ended September 30, 2015 or the year ended December 31, 2014, the termination of Timberlawn’s provider agreement has had a material adverse effect on the facility’s results of operations and financial condition.

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

Other Matters:

In late September, 2015, many hospitals in Pennsylvania, including seven of our behavioral health care hospitals located in the state, received letters from the Pennsylvania Department of Public Welfare (“DPW”) demanding repayment of allegedly excess Medicaid Disproportionate Share Hospital payments (“DSH”) for the federal fiscal year 2011 (“FFY2011”) amounting to approximately $4 million in the aggregate. We have engaged legal counsel to pursue all available legal and administrative remedies to appeal and contest the repayments since we believe DPW’s calculation methodology is inaccurate and conflicts with applicable federal and state laws and regulations.  However, if DPW is ultimately successful in its demand related to FFY2011, it could take similar action with regards to FFY2012 through FFY2014. Due to a change in the Pennsylvania Medicaid State Plan and implementation of a CMS-approved Medicaid Section 1115 Waiver, we do not believe the methodology applied by DPW to FFY2011 is applicable to reimbursements received for Medicaid services provided after January 1, 2015 by our behavioral health care facilities located in Pennsylvania. We can provide no assurance that we will ultimately be successful in our legal and administrative appeals related to DPW’s repayment demands.  If our legal and administrative appeals are unsuccessful, our future consolidated results of operations and financial condition could be adversely impacted by these repayments.

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

General:

We operate in a highly regulated and litigious industry which subjects us to various claims and lawsuits in the ordinary course of business as well as regulatory proceedings and government investigations. These claims or suits include claims for damages for personal injuries, medical malpractice, commercial/contractual disputes, wrongful restriction of, or interference with, physicians’ staff privileges, and employment related claims, In addition, health care companies are subject to investigations and/or actions by various state and federal governmental agencies or those bringing claims on their behalf. Government action has increased with respect to investigations and/or allegations against healthcare providers concerning possible violations of fraud and abuse and false claims statutes as well as compliance with clinical and operational regulations. Currently, and from time to time, we and some of our facilities are subjected to inquiries in the form of subpoenas, Civil Investigative Demands, audits and other document requests from various federal and state agencies. These inquiries can lead to notices and/or actions including repayment obligations from state and federal government agencies associated with potential non-compliance with laws and regulations. Further, the federal False Claim Act allows private individuals to bring lawsuits (qui tam actions) against healthcare providers that submit claims for payments to the government. Various states have also adopted similar statutes. When such a claim is filed, the government will investigate the matter and decide if they are going to intervene in the pending case. These qui tam lawsuits are placed under seal by the court to comply with the False Claims Act’s requirements. If the government chooses not to intervene, the private individual(s) can proceed independently on behalf of the government. Health care providers that are found to violate the False Claims Act may be subject to substantial monetary fines/penalties as well as face potential exclusion from participating in government health care programs or be required to comply with Corporate Integrity Agreements as a condition of a settlement of a False Claim Act matter. In September 2014, the Criminal Division of the DOJ, announced that all qui tam cases will be shared with their Division to determine if a parallel criminal investigation should be opened. The DOJ has also announced an intention to pursue civil and criminal actions against individuals within a company as well as the corporate entity or entities. In addition, health care facilities are subject to monitoring by state and federal surveyors to ensure compliance with program Conditions of Participation. In the event a facility is found to be out of compliance with a Condition of Participation and unable to remedy the alleged deficiency(s), the facility faces termination from the Medicare and Medicaid programs or compliance with a System Improvement Agreement to remedy deficiencies and ensure compliance.

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

	Three months ended September 30, 2015
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$4,115,598	$1,876,896	$-	$5,992,494
Gross outpatient revenues	$2,444,456	$202,333	$-	$2,646,789
Total net revenues	$1,136,341	$1,089,509	$1,805	$2,227,655
Income/(loss) before allocation of corporate overhead and income taxes	$91,784	$249,812	$(93,569)	$248,027
Allocation of corporate overhead	$(49,426)	$(29,526)	$78,952	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$42,358	$220,286	$(14,617)	$248,027
Total assets as of September 30, 2015	$3,391,193	$5,458,647	$357,038	$9,206,878

	Nine months ended September 30, 2015
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$12,633,298	$5,565,391	$-	$18,198,689
Gross outpatient revenues	$7,132,212	$623,915	$16,111	$7,772,238
Total net revenues	$3,446,797	$3,272,714	$8,701	$6,728,212
Income/(loss) before allocation of corporate overhead and income taxes	$387,568	$771,667	$(306,483)	$852,752
Allocation of corporate overhead	$(148,274)	$(88,913)	$237,187	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$239,294	$682,754	$(69,296)	$852,752
Total assets as of September 30, 2015	$3,391,193	$5,458,647	$357,038	$9,206,878

	Three months ended September 30, 2014
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$3,616,647	$1,678,222	$-	$5,294,869
Gross outpatient revenues	$2,058,148	$192,032	$8,972	$2,259,152
Total net revenues	$1,042,647	$992,461	$3,609	$2,038,717
Income/(loss) before allocation of corporate overhead and income taxes	$100,388	$228,710	$(184,620)	$144,478
Allocation of corporate overhead	$(44,698)	$(24,750)	$69,448	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$55,690	$203,960	$(115,172)	$144,478
Total assets as of September 30, 2014	$3,321,166	$5,429,453	$210,973	$8,961,592

	Nine months ended September 30, 2014
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$11,217,320	$4,973,633	$-	$16,190,953
Gross outpatient revenues	$6,083,715	$580,627	$25,821	$6,690,163
Total net revenues	$3,054,359	$2,964,047	$10,391	$6,028,797
Income/(loss) before allocation of corporate overhead and income taxes	$330,382	$693,399	$(385,175)	$638,606
Allocation of corporate overhead	$(134,088)	$(74,055)	$208,143	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$196,294	$619,344	$(177,032)	$638,606
Total assets as of September 30, 2014	$3,321,166	$5,429,453	$210,973	$8,961,592

(7) Earnings Per Share Data (“EPS”) and Stock Based Compensation

Basic earnings per share are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share are based on the weighted average number of common shares outstanding during the period adjusted to give effect to common stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share for classes A, B, C and D common stockholders for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	(amounts in thousands)
	2015	2014	2015	2014
Basic and Diluted:
Net income attributable to UHS	$150,287	$82,797	$506,779	$372,546
Less: Net income attributable to unvested restricted share grants	(82)	(17)	(221)	(164)
Net income attributable to UHS – basic and diluted	$150,205	$82,780	$506,558	$372,382

Weighted average number of common shares - basic	98,858	99,052	98,924	98,832
Net effect of dilutive stock options and grants based on the treasury stock method	2,301	1,981	1,987	1,643
Weighted average number of common shares and equivalents - diluted	101,159	101,033	100,911	100,475
Earnings per basic share attributable to UHS:	$1.52	$0.84	$5.12	$3.77
Earnings per diluted share attributable to UHS:	$1.48	$0.82	$5.02	$3.71

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. There were no significant anti-dilutive stock options during the three months ended September 30, 2015. The excluded weighted-average stock options totaled 987,000 for the nine months ended September 30, 2015. There were no significant anti-dilutive stock options during the three and nine months ended September 30, 2014. All classes of our common stock have the same dividend rights.

Stock-Based Compensation: During the three-month periods ended September 30, 2015 and 2014, compensation cost of $9.2 million and $7.5 million, respectively, was recognized related to outstanding stock options. During the nine-month periods ended September 30, 2015 and 2014, compensation cost of $28.7 million and $21.7 million, respectively, was recognized related to outstanding stock options. In addition, during the three-month periods ended September 30, 2015 and 2014, compensation cost of approximately $304,000 and $274,000, respectively, was recognized related to restricted stock. During the nine-month periods ended September 30, 2015 and 2014, compensation cost of approximately $796,000 and $921,000, respectively, was recognized related to restricted stock. As of September 30, 2015 there was $76.4 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 2.9 years. There were 2,940,850 stock options granted (net of cancellations) during the first nine months of 2015 with a weighted-average grant date fair value of $21.33 per share.

The expense associated with share-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, share-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $30.1 million and $22.7 million during the nine-month periods ended September 30, 2015 and 2014, respectively. In accordance with ASC 718, excess income tax benefits related to stock based compensation are classified as cash inflows from financing activities on the Consolidated Statement of Cash Flows. During the first nine months of 2015 and 2014, we generated $29.3 million and $30.2 million, respectively, of excess income tax benefits related to stock based compensation which are reflected as cash inflows from financing activities in our Consolidated Statements of Cash Flows.

(8) Dispositions and acquisitions

Acquisition subsequent to September 30, 2015:

In October, 2015, we completed the acquisition of Foundations Recovery Network, LLC (“Foundations”) for a purchase price of approximately $350 million. Through this acquisition, we have added 4 inpatient facilities consisting of 322 beds as well as 8 outpatient centers.  In addition, there are over 140 expansion beds in progress.  Foundations is focused on treating adults with co-occurring addiction and mental health disorders through an evidence-based, integrated treatment model in residential and outpatient settings.

Nine-month period ended September 30, 2015:

Acquisitions:

During the first nine months of 2015, we paid approximately $183 million to acquire: (i) a 46-bed behavioral health care facility located in the U.K. (acquired during the first quarter); (ii) Alpha Hospitals Holdings Limited consisting of four behavioral health care hospitals with 305 beds located in the U.K. (acquired during the third quarter), and; (iii) various other businesses, a management contract and real property assets.

Divestitures:

During the first nine months of 2015, we received approximately $3 million related to the divestiture of a small operator of behavioral health care services (sold during the third quarter). The pre-tax gain realized on this divestiture did not have a material impact on our consolidated financial statements.

Nine-month period ended September 30, 2014:

Acquisitions:

During the first nine months of 2014, we spent $402 million to: (i) acquire the stock of Cygnet Health Care Limited (16 behavioral health care facilities located throughout the U.K.); (ii) acquire and fund the required capital reserves related to a commercial health insurer headquartered in Reno, Nevada; (iii) acquire a 124-bed behavioral health care facility and outpatient treatment center located in Washington, D.C., and; (iv) acquire a 48-bed behavioral health facility in Tucson, Arizona.

Divestitures:

During the first nine months of 2014, we received approximately $15 million of cash proceeds for the divestiture of a non-operating investment and the real property of a closed behavioral health care facility. The divestiture of the non-operating investment (sold during the first quarter of 2014) resulted in a pre-tax gain of approximately $10 million which is included in our consolidated results of operations during the nine-month period ended September 30, 2014.

(9) Dividends

We declared and paid dividends of $9.9 million, or $.10 per share, during each of the three-month periods ended September 30, 2015 and 2014.  We declared and paid dividends of $29.7 million and $19.8 million during the nine-month periods ended September 30, 2015 and 2014, respectively.

(10) Income Taxes

As of January 1, 2015, our unrecognized tax benefits were approximately $2 million. The amount, if recognized, that would affect the effective tax rate is approximately $2 million. During the quarter ended September 30, 2015, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of September 30, 2015, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2012 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of uncertain tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net revenues before provision for doubtful accounts	$0	$1,688,939	$758,095	$(7,963)	$2,439,071
Less: Provision for doubtful accounts	0	135,897	75,519	0	211,416
Net revenues	0	1,553,042	682,576	(7,963)	2,227,655
Operating charges:
Salaries, wages and benefits	0	754,069	303,157	0	1,057,226
Other operating expenses	0	361,965	174,947	(7,529)	529,383
Supplies expense	0	143,296	98,963	0	242,259
Depreciation and amortization	0	69,875	29,567	0	99,442
Lease and rental expense	0	15,261	9,717	(434)	24,544
Electronic health records incentive income	0	(356)	0	0	(356)
	0	1,344,110	616,351	(7,963)	1,952,498
Income from operations	0	208,932	66,225	0	275,157
Interest expense	25,543	1,173	414	0	27,130
Interest (income) expense, affiliate	0	23,054	(23,054)	0	0
Equity in net income of consolidated affiliates	(166,054)	(40,178)	0	206,232	0
Income before income taxes	140,511	224,883	88,865	(206,232)	248,027
Provision for income taxes	(9,776)	74,531	19,618	0	84,373
Net income	150,287	150,352	69,247	(206,232)	163,654
Less: Income attributable to noncontrolling interests	0	0	13,367	0	13,367
Net income attributable to UHS	$150,287	$150,352	$55,880	$(206,232)	$150,287

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net revenues before provision for doubtful accounts	$0	$5,040,823	$2,254,656	$(23,627)	$7,271,852
Less: Provision for doubtful accounts	0	357,095	186,545	0	543,640
Net revenues	0	4,683,728	2,068,111	(23,627)	6,728,212
Operating charges:
Salaries, wages and benefits	0	2,239,853	893,140	0	3,132,993
Other operating expenses	0	1,080,690	512,869	(22,499)	1,571,060
Supplies expense	0	430,288	291,691	0	721,979
Depreciation and amortization	0	208,577	87,120	0	295,697
Lease and rental expense	0	43,160	28,599	(1,128)	70,631
Electronic health records incentive income	0	(1,751)	0	0	(1,751)
	0	4,000,817	1,813,419	(23,627)	5,790,609
Income from operations	0	682,911	254,692	0	937,603
Interest expense	80,087	3,566	1,198	0	84,851
Interest (income) expense, affiliate	0	69,163	(69,163)	0	0
Equity in net income of consolidated affiliates	(556,213)	(160,481)	0	716,694	0
Income before income taxes	476,126	770,663	322,657	(716,694)	852,752
Provision for income taxes	(30,653)	257,400	66,624	0	293,371
Net income	506,779	513,263	256,033	(716,694)	559,381
Less: Income attributable to noncontrolling interests	0	0	52,602	0	52,602
Net income attributable to UHS	$506,779	$513,263	$203,431	$(716,694)	$506,779

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net revenues before provision for doubtful accounts	$0	$1,548,315	$655,321	$(7,123)	$2,196,513
Less: Provision for doubtful accounts	0	109,858	47,938	0	157,796
Net revenues	0	1,438,457	607,383	(7,123)	2,038,717
Operating charges:
Salaries, wages and benefits	0	680,877	272,706	0	953,583
Other operating expenses	0	384,689	155,758	(6,694)	533,753
Supplies expense	0	134,966	87,742	0	222,708
Depreciation and amortization	0	67,204	26,252	0	93,456
Lease and rental expense	0	15,034	9,255	(429)	23,860
Electronic health records incentive income	0	(531)	(894)	0	(1,425)
Costs related to extinguishment of debt	36,171	0	0	0	36,171
	36,171	1,282,239	550,819	(7,123)	1,862,106
Income from operations	(36,171)	156,218	56,564	0	176,611
Interest expense	30,503	1,277	353	0	32,133
Interest (income) expense, affiliate	0	22,113	(22,113)	0	0
Equity in net income of consolidated affiliates	(123,951)	(32,595)	0	156,546	0
Income before income taxes	57,277	165,423	78,324	(156,546)	144,478
Provision for income taxes	(25,520)	54,139	19,821	0	48,440
Net income	82,797	111,284	58,503	(156,546)	96,038
Less: Income attributable to noncontrolling interests	0	0	13,241	0	13,241
Net income attributable to UHS	$82,797	$111,284	$45,262	$(156,546)	$82,797

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net revenues before provision for doubtful accounts	$0	$4,574,273	$2,018,260	$(21,801)	$6,570,732
Less: Provision for doubtful accounts	0	367,375	174,560	0	541,935
Net revenues	0	4,206,898	1,843,700	(21,801)	6,028,797
Operating charges:
Salaries, wages and benefits	0	2,038,171	812,697	0	2,850,868
Other operating expenses	0	950,549	464,488	(20,711)	1,394,326
Supplies expense	0	403,195	259,085	0	662,280
Depreciation and amortization	0	199,540	77,966	0	277,506
Lease and rental expense	0	43,827	27,919	(1,090)	70,656
Electronic health records incentive income	0	(2,665)	(1,364)	0	(4,029)
Costs related to extinguishment of debt	36,171	0	0	0	36,171
	36,171	3,632,617	1,640,791	(21,801)	5,287,778
Income from operations	(36,171)	574,281	202,909	0	741,019
Interest expense	97,665	3,248	1,500	0	102,413
Interest (income) expense, affiliate	0	66,337	(66,337)	0	0
Equity in net income of consolidated affiliates	(455,156)	(125,458)	0	580,614	0
Income before income taxes	321,320	630,154	267,746	(580,614)	638,606
Provision for income taxes	(51,226)	217,340	57,988	0	224,102
Net income	372,546	412,814	209,758	(580,614)	414,504
Less: Income attributable to noncontrolling interests	0	0	41,958	0	41,958
Net income attributable to UHS	$372,546	$412,814	$167,800	$(580,614)	$372,546

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net income	$150,287	$150,352	$69,247	$(206,232)	$163,654
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	(9,888)	0	0	0	(9,888)
Amortization of terminated hedge	(84)	0	0	0	(84)
Foreign currency translation adjustment	(2,304)	(2,304)	0	2,304	(2,304)
Other comprehensive income before tax	(12,276)	(2,304)	0	2,304	(12,276)
Income tax expense related to items of other comprehensive income	(3,742)	0	0	0	(3,742)
Total other comprehensive income, net of tax	(8,534)	(2,304)	0	2,304	(8,534)
Comprehensive income	141,753	148,048	69,247	(203,928)	155,120
Less: Comprehensive income attributable to noncontrolling interests	0	0	13,367	0	13,367
Comprehensive income attributable to UHS	$141,753	$148,048	$55,880	$(203,928)	$141,753

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net income	$506,779	$513,263	$256,033	$(716,694)	$559,381
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	(4,950)	0	0	0	(4,950)
Amortization of terminated hedge	(252)	0	0	0	(252)
Foreign currency translation adjustment	(96)	(96)	0	96	(96)
Other comprehensive income before tax	(5,298)	(96)	0	96	(5,298)
Income tax expense related to items of other comprehensive income	(1,530)	0	0	0	(1,530)
Total other comprehensive income, net of tax	(3,768)	(96)	0	96	(3,768)
Comprehensive income	503,011	513,167	256,033	(716,598)	555,613
Less: Comprehensive income attributable to noncontrolling interests	0	0	52,602	0	52,602
Comprehensive income attributable to UHS	$503,011	$513,167	$203,431	$(716,598)	$503,011

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2015

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Assets
Current assets:
Cash and cash equivalents	$0	$27,934	$11,589	$0	$39,523
Accounts receivable, net	0	940,262	388,038	0	1,328,300
Supplies	0	69,744	42,974	0	112,718
Deferred income taxes	132,407	2,147	0	0	134,554
Other current assets	0	69,304	12,155	0	81,459
Total current assets	132,407	1,109,391	454,756	0	1,696,554

Investments in subsidiaries	7,569,657	1,821,777	0	(9,391,434)	0

Intercompany receivable	0	0	507,740	(507,740)	0
Intercompany note receivable	0	0	1,267,637	(1,267,637)	0

Property and equipment	0	4,664,695	1,851,219	0	6,515,914
Less: accumulated depreciation	0	(1,828,173)	(911,649)	0	(2,739,822)
	0	2,836,522	939,570	0	3,776,092
Other assets:
Goodwill	0	2,862,325	526,053	0	3,388,378
Deferred charges	27,171	5,641	2,301	0	35,113
Other	8,031	259,784	42,926	0	310,741
	$7,737,266	$8,895,440	$3,740,983	$(11,166,811)	$9,206,878
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$61,177	$1,214	$22,492	$0	$84,883
Accounts payable and accrued liabilities	22,084	1,018,055	62,477	0	1,102,616
Federal and state taxes	8,697	0	0	0	8,697
Total current liabilities	91,958	1,019,269	84,969	0	1,196,196

Intercompany payable	259,415	248,325	0	(507,740)	0
Intercompany note payable	0	1,267,637	0	(1,267,637)	0

Other noncurrent liabilities	4,236	217,605	70,600	0	292,441
Long-term debt	2,984,200	17,095	8,659	0	3,009,954
Deferred income taxes	264,358	0	0	0	264,358

Redeemable noncontrolling interests	0	0	250,213	0	250,213
Equity:
UHS common stockholders’ equity	4,133,099	6,125,509	3,265,925	(9,391,434)	4,133,099
Noncontrolling interest	0	0	60,617	0	60,617
Total equity	4,133,099	6,125,509	3,326,542	(9,391,434)	4,193,716
	$7,737,266	$8,895,440	$3,740,983	$(11,166,811)	$9,206,878

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2014

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Assets
Current assets:
Cash and cash equivalents	$0	$21,784	$10,285	$0	$32,069
Accounts receivable, net	0	933,971	348,764	0	1,282,735
Supplies	0	67,847	40,268	0	108,115
Deferred income taxes	113,822	743	0	0	114,565
Other current assets	0	62,431	15,223	0	77,654
Total current assets	113,822	1,086,776	414,540	0	1,615,138

Investments in subsidiaries	7,013,540	1,661,296	0	(8,674,836)	0

Intercompany receivable	103,808	0	408,682	(512,490)	0
Intercompany note receivable	0	0	1,222,637	(1,222,637)	0

Property and equipment	0	4,494,567	1,717,463	0	6,212,030
Less: accumulated depreciation	0	(1,686,192)	(846,149)	0	(2,532,341)
	0	2,808,375	871,314	0	3,679,689
Other assets:
Goodwill	0	2,764,555	526,658	0	3,291,213
Deferred charges	32,379	5,402	2,538	0	40,319
Other	9,601	283,302	55,181	0	348,084
	$7,273,150	$8,609,706	$3,501,550	$(10,409,963)	$8,974,443
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$44,874	$1,260	$22,185	$0	$68,319
Accounts payable and accrued liabilities	20,245	1,051,309	41,508	0	1,113,062
Federal and state taxes	1,446	0	0	0	1,446
Total current liabilities	66,565	1,052,569	63,693	0	1,182,827

Intercompany payable	0	512,490	0	(512,490)	0
Intercompany note payable	0	1,222,637	0	(1,222,637)	0

Other noncurrent liabilities	1,322	189,456	77,777	0	268,555
Long-term debt	3,187,103	20,212	2,900	0	3,210,215
Deferred income taxes	282,214	0	0	0	282,214

Redeemable noncontrolling interests	0	0	239,552	0	239,552
Equity:
UHS common stockholders’ equity	3,735,946	5,612,342	3,062,494	(8,674,836)	3,735,946
Noncontrolling interest	0	0	55,134	0	55,134
Total equity	3,735,946	5,612,342	3,117,628	(8,674,836)	3,791,080
	$7,273,150	$8,609,706	$3,501,550	$(10,409,963)	$8,974,443

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net cash (used in) provided by operating activities	$(51,998)	$554,650	$293,847	$0	$796,499

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(154,460)	(115,118)	0	(269,578)
Proceeds received from sale of assets and businesses	0	0	2,744	0	2,744
Cash paid/reserved related to acquisition of property and businesses	0	(171,116)	(11,987)	0	(183,103)
Net cash used in investing activities	0	(325,576)	(124,361)	0	(449,937)

Cash Flows from Financing Activities:
Reduction of long-term debt	(203,284)	(3,163)	(924)	0	(207,371)
Additional borrowings	16,300	0	0	0	16,300
Repurchase of common shares	(129,862)	0	0	0	(129,862)
Dividends paid	(29,696)	0	0	0	(29,696)
Issuance of common stock	6,030	0	0	0	6,030
Excess income tax benefits related to stock-based compensation	29,287	0	0	0	29,287
Profit distributions to noncontrolling interests	0	0	(35,965)	0	(35,965)
Proceeds received from sale/leaseback of real property	0	0	12,765	0	12,765
Changes in intercompany balances with affiliates, net	363,223	(219,165)	(144,058)	0	0
Net cash provided by (used in) financing activities	51,998	(222,328)	(168,182)	0	(338,512)

Effect of exchange rate changes on cash and cash equivalents	0	(596)	0	0	(596)

Increase in cash and cash equivalents	0	6,150	1,304	0	7,454
Cash and cash equivalents, beginning of period	0	21,784	10,285	0	32,069
Cash and cash equivalents, end of period	$0	$27,934	$11,589	$0	$39,523

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net cash provided by operating activities	$8,445	$431,986	$249,123	$0	$689,554

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(205,455)	(103,906)	0	(309,361)
Proceeds received from sale of assets and businesses	0	11,450	3,728	0	15,178
Cash paid/reserved related to acquisition of property and businesses	0	(394,854)	(7,551)	0	(402,405)
Costs incurred for purchase and implementation of electronic health records application	0	(11,204)	0	0	(11,204)
Net cash used in investing activities	0	(600,063)	(107,729)	0	(707,792)

Cash Flows from Financing Activities:
Reduction of long-term debt	(830,680)	(609)	(11,254)	0	(842,543)
Additional borrowings	969,800	0	0	0	969,800
Financing costs	(13,413)	0	0	0	(13,413)
Repurchase of common shares	(63,292)	0	0	0	(63,292)
Dividends paid	(19,794)	0	0	0	(19,794)
Issuance of common stock	4,907	0	0	0	4,907
Excess income tax benefits related to stock-based compensation	30,242	0	0	0	30,242
Profit distributions to noncontrolling interests	0	0	(25,074)	0	(25,074)
Changes in intercompany balances with affiliates, net	(86,215)	190,021	(103,806)	0	0
Net cash (used in) provided by financing activities	(8,445)	189,412	(140,134)	0	40,833

Effect of exchange rate changes on cash and cash equivalents	0	(122)	0	0	(122)

Increase in cash and cash equivalents	0	21,213	1,260	0	22,473
Cash and cash equivalents, beginning of period	0	7,990	9,248	0	17,238
Cash and cash equivalents, end of period	$0	$29,203	$10,508	$0	$39,711

(12) Recent Accounting Standards

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which changes the reporting requirement for retrospective adjustments to provisional amounts in the measurement period. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The revised guidance is effective for annual fiscal periods beginning after December 15, 2015. We are currently in the process of evaluating the impact of adoption of this ASU on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosures. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016; however, in July 2015, the FASB approved a one-year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. We are currently in the process of evaluating the impact of adoption of this ASU on our consolidated financial statements.

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

In April and August 2015, the FASB issued ASU No. 2015-03 and ASU No. 2015-15, “Interest- Imputation of Interest,” respectively, to simplify the presentation of debt issuance costs. The standard requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. The FASB clarified that debt issuance costs related to line-of-credit arrangements can be presented as an asset and amortized over the term of the arrangement. The guidance is effective for annual fiscal periods beginning after December 15, 2015; however, early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of September 30, 2015, we owned and operated 24 acute care hospitals and 217 behavioral health centers located in 37 states, Washington, D.C., the United Kingdom, Puerto Rico and the U.S. Virgin Islands. In addition, we are building a newly-constructed acute care hospital located in Henderson, Nevada. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 5 surgical hospitals and surgery and radiation oncology centers located in 4 states.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, surgical hospitals, commercial health insurer (Prominence Health Plan), surgery centers and radiation oncology centers accounted for 51% during each of the three and nine-month periods ended September 30, 2015 and 2014. Net revenues from our behavioral health care facilities accounted for 49% of our consolidated net revenues during each of the three and nine-month periods ended September 30, 2015 and 2014.

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
•

as discussed below in Sources of Revenue, we receive revenues from various state and county based programs, including Medicaid in all the states in which we operate, (we receive Medicaid revenues in excess of $90 million annually from each of Texas, Washington, D.C., California, Nevada, Pennsylvania, Illinois, Virginia, Florida and Massachusetts); CMS-approved Medicaid supplemental programs in certain states including Texas, Illinois, Oklahoma, Mississippi, California, Ohio and Arkansas, and; state Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations;

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

•

in August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. The 2011 Act imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year (approximately $35 million annual reduction to our Medicare net revenues effective as of April 1, 2013) with a uniform percentage reduction across all Medicare programs. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, continued the 2% reductions to Medicare reimbursement imposed under the 2011 Act. We cannot predict whether Congress will restructure the implemented Medicare payment reductions or what other federal budget deficit reduction initiatives may be proposed by Congress going forward;

•

our accounts receivable as of September 30, 2015 and December 31, 2014 include amounts due from Illinois of approximately $24 million and $44 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $8 million as of September 30, 2015 and $23 million as of December 31, 2014, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. In addition, our accounts receivable as of September 30, 2015 and December 31, 2014 includes approximately $83 million and $102 million, respectively, due from Texas in connection with Medicaid supplemental payment programs. The $83 million due from Texas as of September 30, 2015 consists of $63 million related to uncompensated care program revenues ($31 million of which was subsequently received in October, 2015) and $20 million related to Delivery Service Reform Incentive Payment program revenues. Although the accounts receivable due from Illinois and Texas could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois and/or Texas. Failure to ultimately collect all outstanding amounts due from these states would have an adverse impact on our future consolidated results of operations and cash flows;

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

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 35% and 38% of our net patient revenues during the three-month periods ended September 30, 2015 and 2014, respectively, and 35% and 38% of our net patient revenues during the nine-month periods ended September 30, 2015 and 2014, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs, accounted for 54% and 53% of our net patient revenues during the three-month periods ended September 30, 2015 and 2014, respectively, and 52% and 51% of our net patient revenues during the nine-month periods ended September 30, 2015 and 2014, respectively.

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

The total accrual for our professional and general liability claims and workers’ compensation claims was $280 million as of September 30, 2015, of which $83 million is included in current liabilities. The total accrual for our professional and general liability claims and workers’ compensation claims was $260 million as of December 31, 2014, of which $83 million is included in current liabilities.

Recent Accounting Standards: For a summary of accounting standards, please see Note 12 to the Consolidated Financial Statements, as included herein.

Results of Operations

Three-month periods ended September 30, 2015 and 2014:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended September 30, 2015 and 2014 (dollar amounts in thousands):

	Three months ended September 30, 2015		Three months ended September 30, 2014
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$2,439,071		$2,196,513
Less: Provision for doubtful accounts	211,416		157,796
Net revenues	2,227,655	100.0%	2,038,717	100.0%
Operating charges:
Salaries, wages and benefits	1,057,226	47.5%	953,583	46.8%
Other operating expenses	529,383	23.8%	533,753	26.2%
Supplies expense	242,259	10.9%	222,708	10.9%
Depreciation and amortization	99,442	4.5%	93,456	4.6%
Lease and rental expense	24,544	1.1%	23,860	1.2%
EHR incentive income	(356)	(0.0)%	(1,425)	(0.1)%
Costs related to extinguishment of debt	0	0.0%	36,171	1.8%
Subtotal-operating expenses	1,952,498	87.6%	1,862,106	91.3%
Income from operations	275,157	12.4%	176,611	8.7%
Interest expense, net	27,130	1.2%	32,133	1.6%
Income before income taxes	248,027	11.1%	144,478	7.1%
Provision for income taxes	84,373	3.8%	48,440	2.4%
Net income	163,654	7.3%	96,038	4.7%
Less: Income attributable to noncontrolling interests	13,367	0.6%	13,241	0.6%
Net income attributable to UHS	$150,287	6.7%	$82,797	4.1%

Net revenues increased 9%, or $189 million, to $2.23 billion during the three-month period ended September 30, 2015 as compared to $2.04 billion during the comparable quarter of the prior year. The net increase was primarily attributable to: (i) a $123 million or 6% increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods (which we refer to as “same facility”), and; (ii) $53 million of revenues generated at the 21 behavioral health care facilities acquired in the U.K. since September of 2014.

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $104 million to $248 million during the three-month period ended September 30, 2015 as compared to $144 million during the comparable quarter of the prior year. The net increase in our income before income taxes during the third quarter of 2015, as compared to the comparable prior year quarter, was due to:

a.	a decrease of $9 million at our acute care facilities as discussed below in Acute Care Hospital Services;
b.	an increase of $21 million at our behavioral health care facilities, as discussed below in Behavioral Health Services;
c.

an increase of $44 million resulting from a charge incurred during the third quarter of 2014 in connection with the settlement of the Garden City Employees’ Retirement System v. Psychiatric Solutions, Inc. legal matter;

d.

an increase of $36 million resulting from a charge recorded during the third quarter of 2014 for the costs related to the extinguishment of debt in connection with financing transactions that occurred at that time;

e.	an increase of $5 million resulting from a reduction in interest expense, and;
f.	$7 million of other combined net increases.

Net income attributable to UHS increased $67 million to $150 million during the three-month period ended September 30, 2015 as compared to $83 million during the comparable prior year quarter. The increase during the third quarter of 2015, as compared to the comparable prior year quarter, consisted of:

•	an increase of $104 million in income before income taxes, as discussed above, and;
•	a decrease of $36 million resulting primarily from an increase in the provision for income taxes resulting from the income tax provision recorded on the $104 million increase in pre-tax income.

Nine-month periods ended September 30, 2015 and 2014:

The following table summarizes our results of operations and is used in the discussion below for the nine-month periods ended September 30, 2015 and 2014 (dollar amounts in thousands):

	Nine months ended September 30, 2015		Nine months ended September 30, 2014
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$7,271,852		$6,570,732
Less: Provision for doubtful accounts	543,640		541,935
Net revenues	6,728,212	100.0%	6,028,797	100.0%
Operating charges:
Salaries, wages and benefits	3,132,993	46.6%	2,850,868	47.3%
Other operating expenses	1,571,060	23.4%	1,394,326	23.1%
Supplies expense	721,979	10.7%	662,280	11.0%
Depreciation and amortization	295,697	4.4%	277,506	4.6%
Lease and rental expense	70,631	1.0%	70,656	1.2%
EHR incentive income	(1,751)	(0.0)%	(4,029)	(0.1)%
Costs related to extinguishment of debt	0	0.0%	36,171	0.6%
Subtotal-operating expenses	5,790,609	86.1%	5,287,778	87.7%
Income from operations	937,603	13.9%	741,019	12.3%
Interest expense, net	84,851	1.3%	102,413	1.7%
Income before income taxes	852,752	12.7%	638,606	10.6%
Provision for income taxes	293,371	4.4%	224,102	3.7%
Net income	559,381	8.3%	414,504	6.9%
Less: Income attributable to noncontrolling interests	52,602	0.8%	41,958	0.7%
Net income attributable to UHS	$506,779	7.5%	$372,546	6.2%

Net revenues increased 12%, or $699 million, to $6.73 billion during the nine-month period ended September 30, 2015 as compared to $6.03 billion during the comparable period of the prior year. The net increase was primarily attributable to: (i) a $437 million or 7% increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods, and; (ii) $137 million of revenues generated at the 21 behavioral health care facilities acquired in the U.K. since September of 2014.

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $214 million to $853 million during the nine-month period ended September 30, 2015 as compared to $639 million during the comparable period of the prior year. The net increase in our income before income taxes during the first nine months of 2015, as compared to the comparable prior year period, was due to:

a.	an increase of $57 million at our acute care facilities as discussed below in Acute Care Hospital Services;
b.	an increase of $78 million at our behavioral health care facilities, as discussed below in Behavioral Health Services;
c.

an increase of $44 million resulting from a charge incurred during the third quarter of 2014 in connection with the settlement of the Garden City Employees’ Retirement System v. Psychiatric Solutions, Inc. legal matter;

d.

an increase of $36 million resulting from a charge recorded during the third quarter of 2014 for the costs related to the extinguishment of debt in connection with financing transactions that occurred at that time;

e.	an increase of $18 million resulting from a reduction in interest expense;
f.	a decrease of $10 million due to the pre-tax gain recorded during the first quarter of 2014 resulting from the divestiture of a non-operating investment, and;
g.	$9 million of other combined net decreases.

Net income attributable to UHS increased $134 million to $507 million during the nine-month period ended September 30, 2015 as compared to $373 million during the comparable prior year period. The increase during the first nine months of 2015, as compared to the comparable prior year period, consisted of:

•	an increase of $214 million in income before income taxes, as discussed above;
•	a decrease of $11 million due to an increase in income attributable to noncontrolling interests, and;

•

a decrease of $69 million resulting primarily from an increase in the provision for income taxes resulting from the income tax provision recorded on the $203 million increase in pre-tax income ($214 million increase in income before income taxes less the $11 million increase in the income attributable to noncontrolling interests).

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

The following table summarizes the results of operations for our acute care facilities, on a same facility and all acute care basis, and is used in the discussion below for the three and nine-month periods ended September 30, 2015 and 2014 (dollar amounts in thousands):

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,294,450		$1,167,048		$3,763,846		$3,493,854
Less: Provision for doubtful accounts	181,522		128,913		451,524		460,319
Net revenues	1,112,928	100.0%	1,038,135	100.0%	3,312,322	100.0%	3,033,535	100.0%
Operating charges:
Salaries, wages and benefits	478,353	43.0%	432,936	41.7%	1,389,833	42.0%	1,283,065	42.3%
Other operating expenses	269,622	24.2%	252,466	24.3%	720,297	21.7%	670,519	22.1%
Supplies expense	194,030	17.4%	175,234	16.9%	576,053	17.4%	523,808	17.3%
Depreciation and amortization	56,487	5.1%	55,032	5.3%	168,191	5.1%	159,823	5.3%
Lease and rental expense	12,571	1.1%	13,056	1.3%	37,293	1.1%	38,724	1.3%
Subtotal-operating expenses	1,011,063	90.8%	928,724	89.5%	2,891,667	87.3%	2,675,939	88.2%
Income from operations	101,865	9.2%	109,411	10.5%	420,655	12.7%	357,596	11.8%
Interest expense, net	980	0.1%	1,102	0.1%	2,968	0.1%	3,258	0.1%
Income before income taxes	$100,885	9.1%	$108,309	10.4%	$417,687	12.6%	$354,338	11.7%

Three-month periods ended September 30, 2015 and 2014:

During the three-month period ended September 30, 2015, as compared to the comparable prior year quarter, net revenues from our acute care hospital services, on a same facility basis, increased $75 million or 7.2%. Income before income taxes (and before income attributable to noncontrolling interests) decreased $7 million or 7% to $101 million or 9.1% of net revenues during the third quarter of 2015 as compared to $108 million or 10.4% of net revenues during the comparable prior year quarter. The decrease in income before income taxes during the third quarter of 2015, as compared to the comparable quarter of the prior year, was due, in part, to an increase in uncompensated care experienced during this year’s third quarter as well as in increase in salaries, wages and benefits due to increased temporary nursing costs.

During the three-month period ended September 30, 2015, net revenue per adjusted admission increased 3.0% and net revenue per adjusted patient day increased 2.6%, as compared to the comparable quarter of the prior year. During the three-month period ended September 30, 2015, as compared to the comparable prior year quarter, inpatient admissions to our acute care hospitals increased 4.0% and adjusted admissions (adjusted for outpatient activity) increased 5.1%. Patient days at these facilities increased 4.5% and adjusted patient days increased 5.6% during the three-month period ended September 30, 2015 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.6 days during each of the three-month periods ended September 30, 2015 and 2014, respectively. The occupancy rate, based on the average available beds at these facilities, was 56% and 54% during the three-month periods ended September 30, 2015 and 2014, respectively.

Nine-month periods ended September 30, 2015 and 2014:

During the nine-month period ended September 30, 2015, as compared to the comparable prior year period, net revenues from our acute care hospital services, on a same facility basis, increased $279 million or 9.2%. Income before income taxes (and before income attributable to noncontrolling interests) increased $63 million or 18% to $418 million or 12.6% of net revenues during the nine months of 2015 as compared to $354 million or 11.7% of net revenues during the comparable prior year period.

During the nine-month period ended September 30, 2015, net revenue per adjusted admission increased 4.1% and net revenue per adjusted patient day increased 3.5%, as compared to the comparable period of the prior year. During the nine-month period ended September 30, 2015, as compared to the comparable prior year period, inpatient admissions to our acute care hospitals increased 4.4% and adjusted admissions (adjusted for outpatient activity) increased 5.5%. Patient days at these facilities increased 5.0% and adjusted patient days increased 6.1% during the nine-month period ended September 30, 2015 as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 4.7 days during each of the nine-month periods ended September 30, 2015 and 2014. The occupancy rate, based on the average available beds at these facilities, was 60% and 58% during the nine-month periods ended September 30, 2015 and 2014, respectively.

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts the reported amounts in future periods for the provision for doubtful accounts and other accounts such as Medicaid pending. Although the patient’s ultimate eligibility determination may result in amounts being reclassified among these accounts from period to period, these reclassifications did not have a material impact on our results of operations during the three or nine-month periods ended September 30, 2015 and 2014 since our facilities make estimates at each financial reporting period to reserve for amounts that are deemed to be uncollectible.

We also provide discounts to uninsured patients (included in “uninsured discounts” amounts below) who do not qualify for Medicaid or charity care. Because we do not pursue collection of amounts classified as uninsured discounts, they are not reported in our net revenues or in our net accounts receivable. In implementing the discount policy, we first attempt to qualify uninsured patients for governmental programs, charity care or any other discount program. If an uninsured patient does not qualify for these programs, the uninsured discount is applied. Our accounts receivable are recorded net of allowance for doubtful accounts of $379 million and $325 million at September 30, 2015 and December 31, 2014, respectively.

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three and nine-month periods ended September 30, 2015 and 2014:

Uncompensated care:

Amounts in millions	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2015	%	2014	%	2015	%	2014	%
Charity care	$132	41%	$137	52%	$381	44%	$384	45%
Uninsured discounts	190	59%	129	48%	491	56%	468	55%
Total uncompensated care	$322	100%	$266	100%	$872	100%	$852	100%

As reflected on the table below in All Acute Care Hospitals, the provision for doubtful accounts at our acute care hospitals amounted to approximately $185 million and $129 million during the three-month periods ended September 30, 2015 and 2014, respectively, and $459 million and $460 million during the nine-month periods ended September 30, 2015 and 2014, respectively. During the three-month period ended September 30, 2015, as compared to the comparable quarter of 2014, our acute care hospitals experienced an increase in the aggregate of charity care, uninsured discounts and provision for doubtful accounts as a percentage of gross charges.

During the nine-month period ended September 30, 2015, as compared to the comparable period of 2014, our acute care hospitals experienced a decrease in the aggregate of charity care, uninsured discounts and provision for doubtful accounts as a percentage of gross charges.

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

Estimated cost of providing uncompensated care

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Amounts in millions	2015	2014	2015	2014
Estimated cost of providing charity care	$21	$22	$59	$57
Estimated cost of providing uninsured discounts related care	30	20	76	69
Estimated cost of providing uncompensated care	$51	$42	$135	$126

All Acute Care Hospitals

The following table summarizes the results of operations for all our acute care operations during the three and nine-month periods ended September 30, 2015 and 2014. These amounts include: (i) our acute care results on a same facility basis, as indicated above; (ii) the impact of the implementation of EHR applications at our acute care hospitals; (iii) the operating results of a commercial health insurer acquired in June of 2014 (the operating results for the periods of June through September of 2015 and 2014 are also included in the same facility basis results reflected above); (iv) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (v) certain other amounts. Dollar amounts below are reflected in thousands.

	Three months ended September 30, 2015		Three months ended September 30, 2014		Nine months ended September 30, 2015		Nine months ended September 30, 2014
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,321,573		$1,171,560		$3,905,676		$3,514,678
Less: Provision for doubtful accounts	185,232		128,913		458,879		460,319
Net revenues	1,136,341	100.0%	1,042,647	100.0%	3,446,797	100.0%	3,054,359	100.0%
Operating charges:
Salaries, wages and benefits	482,764	42.5%	432,953	41.5%	1,404,581	40.8%	1,283,082	42.0%
Other operating expenses	287,645	25.3%	256,995	24.6%	840,029	24.4%	691,399	22.6%
Supplies expense	194,385	17.1%	175,234	16.8%	576,910	16.7%	523,808	17.1%
Depreciation and amortization	66,408	5.8%	64,344	6.2%	198,638	5.8%	187,735	6.1%
Lease and rental expense	12,612	1.1%	13,056	1.3%	37,532	1.1%	38,724	1.3%
EHR incentive income	(356)	(0.0)%	(1,425)	(0.1)%	(1,751)	(0.1)%	(4,029)	(0.1)%
Subtotal-operating expenses	1,043,458	91.8%	941,157	90.3%	3,055,939	88.7%	2,720,719	89.1%
Income from operations	92,883	8.2%	101,490	9.7%	390,858	11.3%	333,640	10.9%
Interest expense, net	1,099	0.1%	1,102	0.1%	3,290	0.1%	3,258	0.1%
Income before income taxes	$91,784	8.1%	$100,388	9.6%	$387,568	11.2%	$330,382	10.8%

Three-month periods ended September 30, 2015 and 2014:

Income before income taxes decreased $9 million or 9% to $92 million during the third quarter of 2015 as compared to $100 million during the third quarter of 2014. The decrease in income before income taxes at our acute care facilities resulted from:

•	a $7 million decrease at our acute care facilities on a same facility basis, as discussed above, and;
•	a decrease of $2 million from other combined net changes.

Nine-month periods ended September 30, 2015 and 2014:

Income before income taxes increased $57 million or 17% to $388 million during the first nine months of 2015 as compared to $330 million during the comparable period of 2014. The increase in income before income taxes at our acute care facilities resulted from:

•	a $63 million increase at our acute care facilities on a same facility basis, as discussed above, and;
•	a decrease of $6 million from other combined net changes, including the net operating loss incurred from our commercial health insurance company that was acquired in June, 2014.

Behavioral Health Services

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussion below for the three and nine-month periods ended September 30, 2015 and 2014. Our same facility basis results reflected on the table below also exclude from net revenues and other operating expenses, provider tax assessments incurred in each period as discussed below Sources of Revenue-Various State Medicaid Supplemental Payment Programs. The provider tax assessments had no impact on the income before income taxes as reflected on a same facility basis since the amounts offset between net revenues and other operating expenses. However, these provider tax assessments are included in net revenues and other operating expenses as reflected in the table below under All Behavioral Health Care Facilities. Dollar amounts below are reflected in thousands.

Same Facility—Behavioral Health

	Three months ended September 30, 2015		Three months ended September 30, 2014		Nine months ended September 30, 2015		Nine months ended September 30, 2014
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,042,749		$997,111		$3,144,234		$2,985,664
Less: Provision for doubtful accounts	25,936		28,721		82,275		82,078
Net revenues	1,016,813	100.0%	968,390	100.0%	3,061,959	100.0%	2,903,586	100.0%
Operating charges:
Salaries, wages and benefits	488,809	48.1%	468,250	48.4%	1,462,820	47.8%	1,408,674	48.5%
Other operating expenses	200,828	19.8%	186,279	19.2%	595,574	19.5%	548,516	18.9%
Supplies expense	47,364	4.7%	46,171	4.8%	139,398	4.6%	135,569	4.7%
Depreciation and amortization	28,641	2.8%	26,648	2.8%	84,516	2.8%	82,788	2.9%
Lease and rental expense	10,193	1.0%	10,284	1.1%	29,941	1.0%	30,637	1.1%
Subtotal-operating expenses	775,835	76.3%	737,632	76.2%	2,312,249	75.5%	2,206,184	76.0%
Income from operations	240,978	23.7%	230,758	23.8%	749,710	24.5%	697,402	24.0%
Interest expense, net	501	0.0%	512	0.1%	1,033	0.0%	1,432	0.0%
Income before income taxes	$240,477	23.7%	$230,246	23.8%	$748,677	24.5%	$695,970	24.0%

Three-month periods ended September 30, 2015 and 2014:

On a same facility basis during the third quarter of 2015, as compared to the third quarter of 2014, net revenues at our behavioral health care facilities increased 5% or $48 million to $1.02 billion from $968 million. Income before income taxes increased $10 million or 4% to $240 million or 23.7% of net revenues during the three-month period ended September 30, 2015, as compared to $230 million or 23.8% of net revenues during the comparable prior year quarter.

During the three-month period ended September 30, 2015, net revenue per adjusted admission and net revenue per adjusted patient day each increased 3.1%, as compared to the comparable quarter of the prior year. On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities increased 1.9% and 1.6%, respectively, during the three-month period ended September 30, 2015 as compared to the comparable quarter of 2014. Patient days and adjusted patient days increased 1.9% and 1.6%, respectively, during the three-month period ended September 30, 2015 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities remained unchanged at 12.5 days during each of the three-month periods ended September 30, 2015 and 2014. The occupancy rate, based on the average available beds at these facilities, was 75% during each of the three-month periods ended September 30, 2015 and 2014.

Nine-month periods ended September 30, 2015 and 2014:

On a same facility basis during the first nine months of 2015, as compared to the comparable period of 2014, net revenues at our behavioral health care facilities increased 6% or $158 million to $3.06 billion from $2.90 billion. Income before income taxes increased $53 million or 8% to $749 million or 24.5% of net revenues during the nine-month period ended September 30, 2015, as compared to $696 million or 24.0% of net revenues during the comparable period of the prior year.

During the nine-month period ended September 30, 2015, net revenue per adjusted admission increased 1.4% and net revenue per adjusted patient day increased 3.7%, as compared to the comparable period of the prior year. On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities increased 4.0% and 3.8%, respectively, during the nine-month period ended September 30, 2015 as compared to the comparable period of 2014. Patient days and adjusted patient days increased 1.7% and 1.5%, respectively, during the nine-month period ended September 30, 2015 as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 12.5 days and 12.8 days during the nine-month periods ended September 30, 2015 and 2014, respectively. The occupancy rate, based on the average available beds at these facilities, was 76% during each of the nine-month periods ended September 30, 2015 and 2014.

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care facilities during the three and nine-month periods ended September 30, 2015 and 2014 which includes our behavioral health results on a same facility basis, the impact of the facilities acquired or opened within the previous twelve months, and the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes (dollar amounts in thousands):

	Three months ended September 30, 2015		Three months ended September 30, 2014		Nine months ended September 30, 2015		Nine months ended September 30, 2014
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,115,690		$1,021,265		$3,357,358		$3,046,096
Less: Provision for doubtful accounts	26,181		28,804		84,644		82,049
Net revenues	1,089,509	100.0%	992,461	100.0%	3,272,714	100.0%	2,964,047	100.0%
Operating charges:
Salaries, wages and benefits	523,743	48.1%	473,895	47.7%	1,559,774	47.7%	1,415,962	47.8%
Other operating expenses	223,947	20.6%	204,863	20.6%	672,362	20.5%	601,732	20.3%
Supplies expense	48,610	4.5%	46,600	4.7%	143,524	4.4%	136,090	4.6%
Depreciation and amortization	31,100	2.9%	27,321	2.8%	91,463	2.8%	84,298	2.8%
Lease and rental expense	11,819	1.1%	10,560	1.1%	32,506	1.0%	31,134	1.1%
Subtotal-operating expenses	839,219	77.0%	763,239	76.9%	2,499,629	76.4%	2,269,216	76.6%
Income from operations	250,290	23.0%	229,222	23.1%	773,085	23.6%	694,831	23.4%
Interest expense, net	478	0.0%	512	0.1%	1,418	0.0%	1,432	0.0%
Income before income taxes	$249,812	22.9%	$228,710	23.0%	$771,667	23.6%	$693,399	23.4%

Three-month periods ended September 30, 2015 and 2014:

Income before income taxes increased $21 million or 9% to $250 million during the third quarter of 2015 as compared to $229 million during the third quarter of 2014. The increase in income before income taxes at our behavioral health care facilities resulted from:

•	a $10 million increase at our behavioral health care facilities on a same facility basis, as discussed above, and;
•	an increase of $11 million from other combined net changes, including the income generated at the 21 behavioral health care facilities acquired in the U.K. since September of 2014.

Nine-month periods ended September 30, 2015 and 2014:

Income before income taxes increased $78 million or 11% to $772 million during the first nine months of 2015 as compared to $693 million during the comparable period of 2014. The increase in income before income taxes at our behavioral health care facilities resulted from:

•	a $53 million increase at our behavioral health care facilities on a same facility basis, as discussed above, and;
•	an increase of $25 million from other combined net changes, including the income generated at the 21 behavioral health care facilities acquired in the U.K. since September of 2014.

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

The following table shows the approximate percentages of net patient revenue for the three and nine-month periods ended September 30, 2015 and 2014 presented on: (i) a combined basis for both our acute care and behavioral health facilities; (ii) for our acute care facilities only, and; (iii) for our behavioral health facilities only. Net patient revenue is defined as revenue from all sources after deducting contractual allowances and discounts from established billing rates, which we derived from various sources of payment for the periods indicated.

Acute Care and Behavioral Health Facilities Combined	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Third Party Payors:
Medicare	21%	23%	21%	23%
Medicaid	14%	15%	14%	15%
Managed Care (HMO and PPOs)	54%	53%	52%	51%
Other Sources	11%	9%	13%	11%
Total	100%	100%	100%	100%

Acute Care Facilities	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Third Party Payors:
Medicare	26%	25%	26%	28%
Medicaid	7%	8%	7%	8%
Managed Care (HMO and PPOs)	65%	66%	63%	62%
Other Sources	2%	1%	4%	2%
Total	100%	100%	100%	100%

Behavioral Health Facilities	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Third Party Payors:
Medicare	16%	21%	16%	19%
Medicaid	18%	22%	20%	22%
Managed Care (HMO and PPOs)	40%	39%	40%	39%
Other Sources	26%	18%	24%	20%
Total	100%	100%	100%	100%

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

In July, 2015, CMS published its IPPS 2016 final payment rule which provides for a 2.4% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform mandated adjustments are considered, without consideration for the decreases related to the required Medicare Disproportionate Share Hospital (“DSH”) payment changes and decrease to the Medicare Outlier threshold, the overall increase in IPPS payments would approximate 1.1%. Including the estimated decreases to our Medicare Disproportionate Share Hospital (“DSH”) payments (approximating 1.6%), we estimate our overall decrease from the final IPPS 2016 rule (covering the period of October 1, 2015 through September 30, 2016) will approximate -0.1%. This projected impact from the IPPS 2016 final rule includes both the impact of the American Taxpayer Relief Act of 2012 documentation and coding adjustment and the required changes to the DSH payments related to the traditional Medicare fee for service, however, it excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, and Bipartisan Budget Act of 2015, as discussed below.

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

In August, 2013, CMS published its final IPPS 2014 payment rule which provided for a 2.5% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform mandated adjustments are considered, we estimate our overall increase from the final federal fiscal year 2014 rule (covering the period of October 1, 2013 through September 30, 2014) approximated 1.0%. This projected impact from the IPPS 2014 final rule includes both the impact of the ATRA of 2012 documentation and coding adjustment and the required changes to the DSH payments related to the traditional Medicare fee for service, however, it excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, as discussed below. The final rule also expands CMS’s policy under which it defines inpatient admissions to include the use of an objective time of care standard. Specifically, it would require Medicare’s external review contractors to presume that hospital inpatient admissions are reasonable and necessary when beneficiaries receive a physician order for admission and receive medically necessary services for at least two midnights (the “Two Midnight” rule). Correspondingly, under the final rule, CMS presumes that hospital services spanning less than two midnights should have been provided on an outpatient basis and paid under Medicare Part B unless the medical record contains clear documentation supporting the physician’s order and an expectation that the Medicare beneficiary would need medically necessary care for more than two midnights, or is receiving services which CMS designates as inpatient only. Our acute care hospitals have begun to comply with the Two Midnight rule and, although we are unable to determine the ultimate impact at this time, its application could have a material unfavorable impact on our future results of operations. Excluding the potential impact of the Two Midnight rule, we do not expect the final IPPS 2014 payment rule to have a material impact on our future results of operations. In April, 2015, Congress voted to extend an enforcement moratorium on the Two Midnight rule through the end of fiscal year 2015. Although the prohibition of recovery auditor patient status reviews expired on October 1, 2015, CMS will not approve recovery auditors to conduct patient status reviews for admission dates through December 31, 2015.

In October, 2015 as part of the 2016 Medicare Outpatient Prospective Payment System (“OPPS”) final rule (additional related disclosure below), CMS proposes to allow payment for one-midnight stays under the Medicare Part A benefit on a case-by case basis for rare and unusual exceptions based the presence of certain clinical factors. CMS also announced in the final rule that, effective October 1, 2015, Quality Improvement Organizations (“QIOs”) will conduct reviews of short inpatient stay reviews rather than Medicare Administrative Contractors (“MACs”). Additionally, CMS also announced that RACs resumed patient status reviews for claims with admission dates of January 1, 2016 or later, and the agency indicates that RACs will conduct these reviews focused on providers with high denial rates that are referred by the QIOs.

In August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. Included in this law are the imposition of annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Committee, which was responsible for developing recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year (approximately $35 million annual reduction to our Medicare net revenues effective as of April 1, 2013) with a uniform percentage reduction across all Medicare programs. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, continued the 2% reductions to Medicare reimbursement imposed under the 2011 Act.

On January 2, 2013 ATRA was enacted which, among other things, includes a requirement for CMS to recoup $11 billion from hospitals from Medicare IPPS rates during federal fiscal years 2014 to 2017. The recoupment relates to IPPS documentation and coding adjustments for the period 2008 to 2013 for which adjustments were not previously applied by CMS. Both the 2014 and 2015 IPPS final rules include a -0.8% recoupment adjustment. CMS has proposed the same 0.8% recoupment adjustment in fiscal year 2016 and expects to make similar adjustment in federal fiscal year 2017 in order to recover the entire $11 billion. This adjustment is reflected in the 2014, 2015 and 2016 IPPS estimated impact amounts noted above. On April 16, 2015, the Medicare Access and CHIP Reauthorization Act of 2015 was enacted and an anticipated 3.2% payment increase in 2018 is scheduled to be phased in at 0.5% per year over 6 years beginning in fiscal year 2018.

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

In October, 2015, CMS published its OPPS final rule for 2016. The hospital market basket increase is 2.4%. The Medicare statute requires a productivity adjustment reduction of 0.5% and 0.2% reduction to the 2016 OPPS market basket. Additionally, CMS also proposes a reduction of 2.0%, which the CMS claims is necessary to eliminate $1 billion in excess laboratory payments that CMS packaged into OPPS payment rates in 2014 resulting in a 2016 OPPS market basket update at -0.3%. When other statutorily required adjustments and hospital patient service mix are considered, we estimate that our overall Medicare OPPS update for 2016 will aggregate to a net decrease of -0.2% which includes a 7.0% increase to behavioral health division partial hospitalization rates. When the behavioral health division’s partial hospitalization rate impact is excluded, we estimate that our Medicare 2016 OPPS payments will result in -1.6% decrease in payment levels for our acute care division, as compared to 2015.

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

We receive Medicaid revenues in excess of $90 million annually from each of Texas, Washington, D.C., California, Nevada, Pennsylvania, Illinois, Virginia, Florida and Massachusetts, making us particularly sensitive to reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The South Carolina and Texas DSH programs were renewed for each state’s 2016 DSH fiscal year (covering the period of October 1, 2015 through September 30, 2016). During the second quarter of 2015, the Texas Health and Human Services Commission (“THHSC”) finalized DSH payments for federal fiscal year 2014 which resulted in a $6 million annualized reduction in our Texas Medicaid DSH payments retroactive to October, 2013. In connection with these DSH programs, included in our financial results was an aggregate of $11 million and $13 million during the three-month periods ended September 30, 2015 and 2014, respectively, and $26 million and $38 million during the nine-month period ended September 30, 2015 and 2014, respectively. We expect reimbursements to our hospitals, pursuant to the 2016 fiscal year programs for Texas and South Carolina, to be at amounts similar to each state’s 2015 fiscal year amounts.

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

Under these programs, including the impact of Uncompensated Care and Upper Payment Limit programs, and the Texas Delivery System Reform Incentive program, we earned revenues (before Provider Taxes) of approximately $62 million and $53 million during the three-month periods ended September 30, 2015 and 2014, respectively, and $221 million and $180 million during the nine-month periods ended September 30, 2015 and 2014, respectively. These revenues were offset by Provider Taxes of $30 million and $21 million during the three-month periods ended September 30, 2015 and 2014, respectively, and $97 million and $71 million during the nine-month periods ended September 30, 2015 and 2014, respectively, which are recorded in other operating expenses on the Condensed Consolidated Statements of Income as included herein.

Texas Uncompensated Care/Upper Payment Limit Payments:

Certain of our acute care hospitals located in various counties of Texas (Hidalgo, Maverick, Potter and Webb) participate in Medicaid supplemental payment Section 1115 Waiver indigent care programs. Section 1115 Waiver Uncompensated Care (“UC”) payments replace the former Upper Payment Limit (“UPL”) payments. These hospitals also have affiliation agreements with third-party hospitals to provide free hospital and physician care to qualifying indigent residents of these counties. Our hospitals receive both supplemental payments from the Medicaid program and indigent care payments from third-party, affiliated hospitals. The supplemental payments are contingent on the county or hospital district making an Inter-Governmental Transfer (“IGT”) to the state Medicaid program while the indigent care payment is contingent on a transfer of funds from the applicable affiliated hospitals. However, the county or hospital district is prohibited from entering into an agreement to condition any IGT on the amount of any private hospital’s indigent care obligation. During the second quarter of 2015, THHSC finalized the UC for federal fiscal year 2014 which resulted in an annualized $3 million increase in UC payments retroactive to October 1, 2013. We recorded net revenues/benefit from UC and affiliated hospital indigent care revenues of $14 million (net of Provider Taxes of $2 million) and $16 million (net of Provider Taxes of $3 million) during the three-month periods ended September 30, 2015 and 2014, respectively, and $48 million (net of Provider Taxes of $5 million) and $54 million (net of Provider Taxes of $14 million) during the nine-month periods ended September 30, 2015 and 2014, respectively. Included in the UC and affiliated hospital indigent care revenues for the nine-month periods ended September 30, 2014 was approximately $9 million (net of Provider Taxes) applicable to the period of April 1, 2013 through June 30, 2014. If the applicable hospital district or county makes IGTs consistent with 2014 levels, we believe we would be entitled to aggregate net revenues/benefit earned pursuant to these programs of approximately $15 million during the remaining three months of 2015 (net of Provider Taxes of $6 million). In April, 2015, THHSC published a final rule that would shift $136 million in funding from the private hospital UC pool to the large public hospital UC pool for the 2014 UC program year only. The impact from this final rule is incorporated into 2014 and 2015 UC amounts, as mentioned above.

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

Texas Delivery System Reform Incentive Payments:

In addition, the Texas Medicaid Section 1115 Waiver includes a DSRIP pool to incentivize hospitals and other providers to transform their service delivery practices to improve quality, health status, patient experience, coordination, and cost-effectiveness. DSRIP pool payments are incentive payments to hospitals and other providers that develop programs or strategies to enhance access to health care, increase the quality of care, the cost-effectiveness of care provided and the health of the patients and families served. In May, 2014, CMS formally approved specific DSRIP projects for certain of our hospitals for demonstration years 3 to 5 (our facilities did not materially participate in the DSRIP pool during demonstration years 1 or 2). DSRIP payments are contingent on the hospital meeting certain pre-determined milestones, metrics and clinical outcomes. Additionally, DSRIP payments are contingent on a governmental entity providing an IGT for the non-federal share component of the DSRIP payment. THHSC generally approves DSRIP reported metrics, milestones and clinical outcomes on a semi-annual basis in June and December. We recorded net DSRIP revenues/benefit of approximately $10 million during the nine-month period ended September 30, 2015 (net of Provider Taxes of $6 million) and approximately $6 million during the nine-month periods ended September 30, 2014 (net of Provider Taxes of $3 million). In connection with the DSRIP program and THHSC’s approval for specific programs at certain of our hospitals and availability of a governmental IGT, we recorded approximately $17 million of net revenues/benefit during 2014 applicable to the period of October 1, 2013 through September 30, 2014, net of Provider Taxes of $8 million (amounts recorded during the second and fourth quarters of 2014). Although we can provide no assurance that we will ultimately qualify for additional DSRIP revenues, subject to CMS’s approval and other conditions as outlined above, we estimate that we may be entitled to additional DSRIP net revenues/benefit of approximately $18 million (net of Provider Taxes of $9 million) during the remaining three months of 2015.

Nevada SPA:

In Nevada, CMS approved a state plan amendment (“SPA”) in August, 2014 that implemented a hospital supplemental payment program retroactive to January 1, 2014 and effective to June 30, 2015. In September, 2015, CMS also approved the successor supplemental payment program retroactive to July 1, 2015 to June 30, 2016.  Included in our results of operations were approximately $3 million and $7 million of net revenues earned during the three and nine-month periods ended September 30, 2015, respectively, in connection with this program. We estimate that our reimbursements pursuant to these programs will approximate $3 million during the remaining three months of 2015.

Various Other State Medicaid Supplemental Payment Programs:

Including the impact of the programs in various states applicable to each year, and excluding the impact of various programs in Texas and the Nevada SPA, as discussed above, we earned an aggregate net revenues/benefit from Medicaid supplemental payments of approximately $19 million (net of Provider Taxes of $27 million) and $16 million (net of Provider Taxes of $18 million) during the three-month periods ended September 30, 2015 and 2014, respectively, and approximately $66 million (net of Provider Taxes of $85 million) and $50 million (net of Provider Taxes of $54 million) during the nine-month periods ended September 30, 2015 and 2014, respectively. We estimate that our aggregate net revenues/benefit from Provider Tax programs will approximate $17 million (net of Provider Taxes of $32 million) during the remaining three months of 2015. These amounts include the impact of the CMS approved California Provider Tax and related Medicaid supplemental payment programs, which did not have a material impact on our operating results. The aggregate net benefit is earned from multiple states and therefore no particular state’s portion is individually material to our consolidated financial statements. However, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our consolidated future results of operations.

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

Our consolidated results of operations during the three-month periods ended September 30, 2015 and 2014 include the unfavorable pre-tax impact of approximately $8 million and $7 million, respectively, related primarily to the depreciation and amortization expense incurred in connection with the implementation of electronic health records applications (“EHR”) at our acute care hospitals (net of amounts attributable to noncontrolling interests and incentive income of less than $1 million and $1 million during the three-month periods ended September 30, 2015 and 2014, respectively). Our consolidated results of operations during the nine-month periods ended September 30, 2015 and 2014 include the unfavorable pre-tax impact of approximately $23 million and $21 million, respectively, related primarily to the depreciation and amortization expense incurred in connection with the implementation of electronic health records applications (“EHR”) at our acute care hospitals (net of amounts attributable to noncontrolling interests and incentive income of $2 million and $4 million during the nine-month periods ended September 30, 2015 and 2014, respectively).

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

Sources of Revenues and Health Care Reform: Given increasing budget deficits, the federal government and many states are currently considering additional ways to limit increases in levels of Medicare and Medicaid funding, which could also adversely affect future payments received by our hospitals. In addition, the uncertainty and fiscal pressures placed upon the federal government as a result of, among other things, economic recovery stimulus packages, responses to natural disasters, and the federal budget deficit in general may affect the availability of federal funds to provide additional relief in the future. We are unable to predict the effect of future policy changes on our operations.

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

The Affordable Care Act contains a number of provisions intended to promote value-based purchasing. The Affordable Care Act prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat hospital acquired conditions (“HAC”). Beginning in FFY 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. Additionally, hospitals with excessive readmissions for conditions designated by HHS will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard.

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

Other Operating Results

Interest Expense:

As reflected on the schedule below, interest expense was $27 million and $32 million during the three-month periods ended September 30, 2015 and 2014, respectively, and $85 million and $102 million during the nine-month periods ended September 30, 2015 and 2014, respectively (amounts in thousands):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Revolving credit & demand notes (a.)	$554	$641	$1,872	$1,750
$400 million, 7.125% Senior Notes due 2016	7,124	7,124	21,372	21,372
$250 million, 7.00% Senior Notes due 2018(b.)	0	1,458	0	10,208
$300 million, 3.75% Senior Notes due 2019(c.)	2,813	1,688	8,438	1,688
$300 million, 4.75% Senior Notes due 2022(c.)	3,562	2,137	10,687	2,137
Term loan facility A/new 8/2014 (a.)	7,539	4,813	22,586	4,813
Term loan facility A/original (a.)	0	1,622	0	9,769
Term loan facility B/B-1 (a.)	0	1,358	0	8,009
Term loan facility A2 (a.)	0	1,474	0	8,747
Accounts receivable securitization program (d.)	646	624	2,175	1,643
Subtotal-revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	22,238	22,939	67,130	70,136
Interest rate swap expense, net	1,642	4,840	7,822	14,338
Amortization of financing fees	1,761	3,161	5,282	13,635
Other combined interest expense	1,549	1,634	4,728	4,755
Capitalized interest on major projects	(55)	0	(96)	0
Interest income	(5)	(441)	(15)	(451)
Interest expense, net	$27,130	$32,133	$84,851	$102,413

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

Interest expense decreased $5 million during the three-month period ended September 30, 2015, as compared to the comparable quarter of 2014. The decrease was due primarily to: (i) a $1 million decrease in aggregate interest expense on our revolving credit and demand notes, Senior Notes, term loan facilities and accounts receivable securitization program primarily due to a decrease in the average outstanding borrowings and the average cost of borrowings; (ii) a $3 million decrease in interest rate swap expense, resulting primarily from the May, 2015, maturity of our previously outstanding interest rate swaps, and; (iii) a $1 million decrease in amortization of financing fees, resulting primarily from the write-off of certain deferred financing costs and original issue discounts in connection with the various financing transactions that occurred during the third quarter of 2014, as discussed above.

Interest expense decreased $18 million during the nine-month period ended September 30, 2015, as compared to the comparable period of 2014. The decrease was due primarily to: (i) a $3 million decrease in aggregate interest expense on our revolving credit and demand notes, Senior Notes, term loan facilities and accounts receivable securitization program primarily due to a decrease in the average outstanding borrowings and the average cost of borrowings; (ii) a $7 million decrease in interest rate swap expense, resulting primarily from the May, 2015, maturity of our previously outstanding interest rate swaps, and; (iii) a $8 million decrease in amortization of financing fees, resulting primarily from the write-off of certain deferred financing costs and original issue discounts in connection with the various financing transactions that occurred during the third quarter of 2014, as discussed above.

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three and nine-month periods ended September 30, 2015 and 2014 (dollar amounts in thousands):

	Three months ended		Nine month ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Provision for income taxes	$84,373	$48,440	$293,371	$224,102
Income before income taxes	248,027	144,478	852,752	638,606
Effective tax rate	34.0%	33.5%	34.4%	35.1%

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

The effective tax rates, as calculated by dividing the provision for income taxes by the difference in income before income taxes, minus net income attributable to noncontrolling interests, were as follows for each of the three and nine-month periods ended September 30, 2015 and 2014 (dollar amounts in thousands):

	Three months ended		Nine month ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Provision for income taxes	$84,373	$48,440	$293,371	$224,102

Income before income taxes	248,027	144,478	852,752	638,606
Less: Net income attributable to noncontrolling interests	(13,367)	(13,241)	(52,602)	(41,958)
Income before income taxes and after net income
attributable to noncontrolling interests	234,660	131,237	800,150	596,648
Effective tax rate	36.0%	36.9%	36.7%	37.6%

The decrease in the effective tax rate during the three and nine-month periods ended September 30, 2015, as compared to the comparable prior year periods, was due primarily to lower effective income tax rates applicable to the income generated during the first nine months of 2015 at the behavioral health care facilities located in the United Kingdom that were acquired since the third quarter of 2014.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $796 million during the nine-month period ended September 30, 2015 and $690 million during the comparable period of 2014. The net increase of $107 million was primarily attributable to the following:

•

a favorable change of $158 million due to an increase in net income plus/minus depreciation and amortization expense, stock-based compensation expense, gains on sales of assets and businesses, and write-off of deferred financing costs related to extinguishment of debt;

•	a $37 million favorable change in accounts receivable;
•

a $114 million unfavorable change in other working capital accounts due, in part, to an accrued pre-tax charge of $49 million incurred during the first nine months of 2014 (paid in October, 2014) in connection with the settlement of the Garden City Employees’ Retirement System v. Psychiatric Solutions, Inc. matter;

•	a $16 million favorable change in accrued insurance expense net of payment made in settlement of self-insured claims, and;
•	$10 million of other combined net favorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the nine-month periods. The result is divided into the accounts receivable balance at September 30th of each year to obtain the DSO. Our DSO were 54 days at September 30, 2015 and 56 days at September 30, 2014.

Our accounts receivable as of September 30, 2015 and December 31, 2014 include amounts due from Illinois of approximately $24 million and $44 million, respectively. Collection of the outstanding receivable continues to be delayed due to state budgetary and funding pressures. Approximately $8 million as of September 30, 2015 and $23 million as of December 31, 2014, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. In addition, our accounts receivable as of September 30, 2015 and December 31, 2014 includes approximately $83 million and $102 million, respectively, due from Texas in connection with Medicaid supplemental payment programs. The $83 million due from Texas as of September 30, 2015 consists of $63      million related to uncompensated care program revenues ($31 million of which was subsequently received in October, 2015) and $20 million related to Delivery Service Reform Incentive Payment program revenues. Although the accounts receivable due from Illinois and Texas could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois and/or Texas. Failure to ultimately collect all outstanding amounts due from these states would have an adverse impact on our future consolidated results of operations and cash flows.

Net cash used in investing activities

The $450 million of net cash used in investing activities during the first nine months of 2015 consisted of:

•	$270 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;

•

$183 million spent related to the acquisition of businesses and property including (i) the acquisition of a 46-bed behavioral health care facility located in the U.K. (acquired during the first quarter); (ii) the acquisition of Alpha Hospitals Holdings Limited consisting of four behavioral health care hospitals with 305 beds located in the U.K. (acquired during the third quarter), and; (iii) various other businesses, a management contract and real property assets.

•	$3 million received related to the divestiture of a small operator of behavioral health care services (sold during the third quarter).

In addition, in October, 2015, we completed the acquisition of Foundations Recovery Network, LLC (“Foundations”) for a purchase price of approximately $350 million. Through this acquisition, we have added 4 inpatient facilities consisting of 322 beds as well as 8 outpatient centers.  There are also over 140 expansion beds in progress.  Foundations is focused on treating adults with co-occurring addiction and mental health disorders through an evidence-based, integrated treatment model in residential and outpatient settings.

The $708 million of net cash used in investing activities during the first nine months of 2014 consisted of:

•	$309 million spent to finance capital expenditures;
•

$402 million spent related to the acquisition of businesses and property including: (i) the acquisition of the stock of Cygnet Health Care Limited (16 behavioral health care facilities located throughout the U.K.); (ii) the acquisition and funding of the required capital reserves related to a commercial health insurer headquartered in Reno, Nevada; (iii) the acquisition a 124-bed behavioral health care facility and outpatient treatment center located in Washington, D.C., and; (iv) the acquisition of a 48-bed behavioral health facility in Tucson, Arizona.

•	$15 million received in connection with the divestiture of a non-operating investment and the real property of a closed behavioral health facility, and;
•	$11 million spent in connection with the purchase and implementation of an electronic health records applications.

Net cash used in financing activities

During the first nine months of 2015, we used $339 million of net cash in financing activities as follows:

•

spent $208 million on net repayments of debt due primarily to repayments pursuant to our revolving credit facility ($140 million), term loan A facility ($33 million), accounts receivable securitization program ($30 million) and various other debt facilities ($5 million);

•	generated $16 million of proceeds from new borrowings pursuant to our on-demand credit facility;
•	generated $29 million of excess income tax benefits related to stock-based compensation;
•

spent $130 million to repurchase shares of our Class B Common Stock in connection with: (i) income tax withholding obligations related to stock-based compensation programs ($33 million), and; (ii) open market purchases pursuant to our $400 million stock repurchase program ($97 million);

•	generated $13 million from the sale/leaseback of two free-standing emergency departments;
•	spent $30 million to pay quarterly cash dividends of $.10 per share;
•	spent $36 million to pay profit distributions related to noncontrolling interests in majority owned businesses, and;
•	generated $6 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

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

•	generated $30 million of excess income tax benefits related to stock-based compensation;
•	spent $13 million in financing costs in connection with the various financing transactions;
•	spent $20 million to pay quarterly cash dividends of $.05 per share during each of the first and second quarters and $.10 per share during the third quarter;
•	spent $25 million to pay profit distributions related to noncontrolling interests in majority owned businesses, and;
•	generated $5 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

Expected Capital Expenditures During the Remainder of 2015:

During the remaining three months of 2015, we expect to spend approximately $100 million to $130 million on capital expenditures. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

During the third quarter of 2014, we completed the following financing transactions:

•

In August, 2014, we entered into a fourth amendment to our credit agreement dated as of November 15, 2010, as amended (“Credit Agreement”). The Credit Agreement, which is scheduled to mature in August, 2019, consists of: (i) an $800 million revolving credit facility (no borrowings outstanding as of September 30, 2015), and; (ii) a $1.775 billion term loan A facility ($1.731 billion of borrowings outstanding as of September 30, 2015) which combined our previously outstanding term loan A and term loan A2 facilities which were scheduled to mature in 2016;

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

Borrowings under the Credit Agreement bear interest at either (1) the ABR rate which is defined as the rate per annum equal to, at our election: the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit and term loan-A borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit and term loan-A borrowings. As of September 30, 2015, the applicable margins were 0.50% for ABR-based loans, 1.50% for LIBOR-based loans under the revolving credit and term loan-A facilities.

As of September 30, 2015, we had no borrowings outstanding pursuant to the terms of our $800 million revolving credit facility and we had $744 million of available borrowing capacity, net of $17 million of outstanding borrowings pursuant to a short-term, on-demand credit facility and $39 million of outstanding letters of credit. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries and guaranteed by our material subsidiaries.

Pursuant to the terms of the Credit Agreement, term loan-A quarterly installment payments of approximately: (i) $11 million commenced during the fourth quarter of 2014 and are scheduled to continue through September, 2016, and; (ii) $22 million are scheduled from the fourth quarter of 2016 through June, 2019.

As discussed above, on August 1, 2014, our accounts receivable securitization program (“Securitization”), with a group of conduit lenders and liquidity banks which is scheduled to mature in October, 2016, was amended to increase the borrowing capacity to $360 million from $275 million. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At September 30, 2015, we had $300 million of outstanding borrowings and $60 million of additional capacity pursuant to the terms of our accounts receivable securitization program.

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

On June 30, 2006, we issued $250 million of senior secured notes which have a 7.125% coupon rate and mature on June 30, 2016 (the “7.125% Notes”). Interest on the 7.125% Notes is payable semiannually in arrears on June 30th and December 30th of each year. In June, 2008, we issued an additional $150 million of 7.125% Notes which formed a single series with the original 7.125% Notes issued in June, 2006. Other than their date of issuance and initial price to the public, the terms of the 7.125% Notes issued in June, 2008 are identical to and trade interchangeably with, the 7.125% Notes which were originally issued in June, 2006.  Since we have the ability and intent to refinance the 7.125% Notes on or before the scheduled maturity date (June 30, 2016) either through the issuance of new long-term notes, a new long-term debt facility, or utilizing funds borrowed pursuant to our revolving credit facility, the 7.125% Notes are classified as long-term on our Consolidated Balance Sheet as of September 30, 2015.

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

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of September 30, 2015.

As of September 30, 2015, the carrying value of our debt was $3.1 billion and the fair-value of our debt was $3.1 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was 43% at September 30, 2015 and 47% at December 31, 2014.

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

Off-Balance Sheet Arrangements

During the three months ended September 30, 2015, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

As of September 30, 2015 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $125 million consisting of: (i) $96 million related to our self-insurance programs, and; (ii) $29 million of other debt and public utility guarantees.

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

During the third quarter of 2015, we entered into four additional forward starting interest rate swaps whereby we pay a fixed rate on a total notional amount of $400 million and receive one-month LIBOR. One swap on a notional amount of $100 million became effective on July 15, 2015, two swaps on a total notional amount of $200 million became effective on September 15, 2015 and another swap on a notional amount of $100 million becomes effective on December 15, 2015. All of these swaps are scheduled to mature on April 15, 2019. The average fixed rate payable on these four swaps is 1.23%.

Item 4.   Controls and Procedures

As of September 30, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to various government investigations, regulatory matters and litigation, as outlined below.

Office of Inspector General (“OIG”) and Government Investigations:

In February, 2013, the Office of Inspector General for the United States Department of Health and Human Services (“OIG”) served a subpoena requesting various documents from January, 2008 to the date of the subpoena directed at Universal Health Services, Inc. (“UHS”) concerning it and UHS of Delaware, Inc., and several UHS owned behavioral health facilities including: Keys of Carolina, Old Vineyard Behavioral Health, The Meadows Psychiatric Center, Streamwood Behavioral Health, Hartgrove Hospital, Rock River Academy and Residential Treatment Center, Roxbury Treatment Center, Harbor Point Behavioral Health Center, f/k/a The Pines Residential Treatment Center, including the Crawford, Brighton and Kempsville campuses, Wekiva Springs Center and River Point Behavioral Health. Prior to receiving this subpoena: (i) the Keys of Carolina and Old Vineyard received notification during the second half of 2012 from the DOJ of its intent to proceed with an investigation following requests for documents for the period of January, 2007 to the date of the subpoenas from the North Carolina state Attorney General’s Office; (ii) Harbor Point Behavioral Health Center

received a subpoena in December, 2012 from the Attorney General of the Commonwealth of Virginia requesting various documents from July, 2006 to the date of the subpoena, and; (iii) The Meadows Psychiatric Center received a subpoena from the OIG in February, 2013 requesting certain documents from 2008 to the date of the subpoena. Unrelated to these matters, the Keys of Carolina was closed and the real property was sold in January, 2013. We were advised that a qui tam action had been filed against Roxbury Treatment Center but the government declined to intervene and the case was dismissed.

In April, 2013, the OIG served facility specific subpoenas on Wekiva Springs Center and River Point Behavioral Health requesting various documents from January, 2005 to the date of the subpoenas. In July, 2013, another subpoena was issued to Wekiva Springs Center and River Point Behavioral Health requesting additional records. In October, 2013, we were advised by the DOJ’s Criminal Frauds Section that they received a referral from the DOJ Civil Division and opened an investigation of River Point Behavioral Health and Wekiva Springs Center. Subsequent subpoenas have since been issued to River Point Behavioral Health and Wekiva Springs Center requesting additional documentation. In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the suspension remains in effect. In August, 2015, we received notification from CMS that the payment suspension will be continued for another 180 days. We cannot predict if and/or when the facility’s suspended payments will resume. Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during the nine-month period ended September 30, 2015 or the year ended December 31, 2014, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

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

Regulatory Matters:

On July 23, 2015, Timberlawn Mental Health System (“Timberlawn”) received notification from CMS of its intent to terminate Timberlawn’s Medicare provider agreement effective August 7, 2015. This notification resulted from surveys conducted which alleged that Timberlawn was out of compliance with conditions of participation required for participation in the Medicare/Medicaid program. We filed a request for expedited administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeals Board, Civil Remedies Division, seeking review and reversal of the termination action. In conjunction with the administrative appeal, we filed litigation in the U.S District Court for the Northern District of Texas seeking a temporary restraining order and preliminary injunction to have the termination stayed pending the conclusion of the administrative appeal. The trial court denied Timberlawn’s request for a temporary restraining order and dismissed the case. Timberlawn’s provider agreement was terminated effective August 14, 2015. In September, 2015 Timberlawn reached an agreement with CMS relative to its reapplication to the Medicare/Medicaid program.  In exchange, Timberlawn agreed to dismiss its administrative appeal as well as not to pursue an appeal of the decision of the trial court. During this time, Timberlawn has remained open. Although the operating results of Timberlawn did not have a material impact on our consolidated results of operations or financial condition for the nine-month period ended September 30, 2015 or the year ended December 31, 2014, the termination of Timberlawn’s provider agreement has had a material adverse effect on the facility’s results of operations and financial condition.

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

Other Matters:

In late September, 2015, many hospitals in Pennsylvania, including seven of our behavioral health care hospitals located in the state, received letters from the Pennsylvania Department of Public Welfare (“DPW”) demanding repayment of allegedly excess Medicaid Disproportionate Share Hospital payments (“DSH”) for the federal fiscal year 2011 (“FFY2011”) amounting to approximately $4 million in the aggregate. We have engaged legal counsel to pursue all available legal and administrative remedies to appeal and contest the repayments since we believe DPW’s calculation methodology is inaccurate and conflicts with applicable federal and state laws and regulations.  However, if DPW is ultimately successful in its demand related to FFY2011, it could take similar action with regards to FFY2012 through FFY2014. Due to a change in the Pennsylvania Medicaid State Plan and implementation of a CMS-approved Medicaid Section 1115 Waiver, we do not believe the methodology applied by DPW to FFY2011 is applicable to reimbursements received for Medicaid services provided after January 1, 2015 by our behavioral health care facilities located in Pennsylvania. We can provide no assurance that we will ultimately be successful in our legal and administrative appeals related to DPW’s repayment demands.  If our legal and administrative appeals are unsuccessful, our future consolidated results of operations and financial condition could be adversely impacted by these repayments.

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

Various states have also adopted similar statutes. When such a claim is filed, the government will investigate the matter and decide if they are going to intervene in the pending case. These qui tam lawsuits are placed under seal by the court to comply with the False Claims Act’s requirements. If the government chooses not to intervene, the private individual(s) can proceed independently on behalf of the government. Health care providers that are found to violate the False Claims Act may be subject to substantial monetary fines/penalties as well as face potential exclusion from participating in government health care programs or be required to comply with Corporate Integrity Agreements as a condition of a settlement of a False Claim Act matter. In September 2014, the Criminal Division of the DOJ, announced that all qui tam cases will be shared with their Division to determine if a parallel criminal investigation should be opened. The DOJ has also announced an intention to pursue civil and criminal actions against individuals within a company as well as the corporate entity or entities. In addition, health care facilities are subject to monitoring by state and federal surveyors to ensure compliance with program Conditions of Participation. In the event a facility is found to be out of compliance with a Condition of Participation and unable to remedy the alleged deficiency(s), the facility faces termination from the Medicare and Medicaid programs or compliance with a System Improvement Agreement to remedy deficiencies and ensure compliance.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In various prior years, our Board of Directors approved stock repurchase programs authorizing us to purchase shares of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. During July, 2014, our Board of Directors authorized a new stock repurchase program whereby, from time to time as conditions allow, we may spend up to $400 million to purchase shares of our Class B Common Stock on the open market or in negotiated private transactions. There is no expiration date for our stock repurchase program. Upon approval of the new stock repurchase program, our previously announced stock repurchase program was cancelled. As reflected below, during the three-month period ended September 30, 2015, 543,380 shares ($72.0 million in the aggregate) were repurchased pursuant to the terms of our stock repurchase program and 6,134 shares were repurchased in connection with income tax withholding obligations resulting from the exercise of stock options.

During the period of July 1, 2015 through September 30, 2015, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands)
July, 2015	—	1,221	—	N/A	—	N/A	N/A	—	$305,614
August, 2015	—	97,936	—	N/A	95,380	134.41	$12,820	—	$292,794
September, 2015	—	450,357	—	N/A	448,000	132.04	59,156	—	$233,638
Total July through September	—	549,514	—	N/A	543,380	$132.46	$71,976

Dividends

During the quarter ended September 30, 2015, we declared and paid dividends of $.10 per share.

Item 6.   Exhibits

(a) Exhibits:

11	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.

18.1	Letter to the Board of Directors of Universal Health Services, Inc. from PricewaterhouseCoopers LLP regarding the change to the Company’s annual goodwill and intangible asset impairment test date.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: November 6, 2015	/s/ Alan B. Miller
Alan B. Miller, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

11	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.

18.1	Letter to the Board of Directors of Universal Health Services, Inc. from PricewaterhouseCoopers LLP regarding the change to the Company’s annual goodwill and intangible asset impairment test date.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document