Form 10-K
period 2015-12-31
UNIVERSAL HEALTH SERVICES INC
filed 2016-02-25
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The aggregate market value of voting stock held by non-affiliates at June 30, 2015 was $12.9 billion. (For the purpose of this calculation, it was assumed that Class A, Class C, and Class D Common Stock, which are not traded but are convertible share-for-share into Class B Common Stock, have the same market value as Class B Common Stock. Also, for purposes of this calculation only, all directors are deemed to be affiliates.)

The number of shares of the registrant’s Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, and Class D Common Stock, $.01 par value, outstanding as of January 31, 2016, were 6,595,308; 90,384,960; 663,940 and 23,202, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for our 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015 (incorporated by reference under Part III).

UNIVERSAL HEALTH SERVICES, INC.

2015 FORM 10-K ANNUAL REPORT

Exhibit Index

This Annual Report on Form 10-K is for the year ended December 31, 2015. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Annual Report.

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

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of February 25, 2016, we owned and/or operated 24 inpatient acute care hospitals, 3 free-standing emergency departments and 213 inpatient and 16 outpatient behavioral health care facilities located in 37 states, Washington, D.C., the United Kingdom, Puerto Rico and the U.S. Virgin Islands. In addition, we are building a newly-constructed acute care hospital located in Henderson, Nevada, that is scheduled to be completed and opened during the fourth quarter of 2016. We also manage and/or own outright or in partnerships with physicians, 4 surgical hospitals and surgery and radiation oncology centers located in 4 states.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, surgical hospitals, commercial health insurer, surgery centers and radiation oncology centers accounted for 51% during each of 2015 and 2014 and 49% during 2013.  Net revenues from our behavioral health care operations accounted for 49% of our consolidated net revenues during each of 2015 and 2014 and 51% during 2013.

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

2015 Acquisitions of Assets and Businesses:

During 2015 we spent $534 million to:

•	acquire a 46-bed behavioral health care facility located in the U.K. (acquired during the first quarter);
•	acquire Alpha Hospitals Holdings Limited consisting of four behavioral health care hospitals with 305 beds located in the U.K. (acquired during the third quarter);
•	acquire Foundations Recovery Network, LLC consisting of 4 inpatient facilities (322 beds) as well as 8 outpatient centers (during the fourth quarter), and;
•	various other businesses, a management contract and real property assets.

Available Information

We are a Delaware corporation that was organized in 1979. Our principal executive offices are located at Universal Corporate Center, 367 South Gulph Road, P.O. Box 61558, King of Prussia, PA 19406. Our telephone number is (610) 768-3300.

Our website is located at http://www.uhsinc.com. Copies of our annual, quarterly and current reports that we file with the SEC, and any amendments to those reports, are available free of charge on our website. The information posted on our website is not incorporated into this Annual Report. Our Board of Directors’ committee charters (Audit Committee, Compensation Committee and Nominating & Governance Committee), Code of Business Conduct and Corporate Standards applicable to all employees, Code of Ethics for Senior Financial Officers, Corporate Governance Guidelines and our Code of Conduct, Corporate Compliance Manual and Compliance Policies and Procedures are available free of charge on our website. Copies of such reports and charters are available in print to any stockholder who makes a request. Such requests should be made to our Secretary at our King of Prussia, PA corporate headquarters. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers of any provision of our Code of Ethics for Senior Financial Officers by promptly posting this information on our website.

In accordance with Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, we submitted our CEO’s certification to the New York Stock Exchange in 2015. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report on Form 10-K, are our CEO’s and CFO’s certifications regarding the quality of our public disclosures under Section 302 of the Sarbanes-Oxley Act of 2002.

Our Mission

Our mission and objective is to provide superior quality healthcare services that patients recommend to families and friends, physicians prefer for their patients, purchasers select for their clients, employees are proud of, and investors seek for long-term returns. To achieve this, we have a commitment to:

•	service excellence
•	continuous improvement in measurable ways
•	employee development
•	ethical and fair treatment of all
•	teamwork
•	compassion
•	innovation in service delivery

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

	2015	2014	2013	2012	2011
Average Licensed Beds:
Acute Care Hospitals	5,832	5,776	5,652	5,682	5,726
Behavioral Health Centers	21,202	20,231	19,975	19,362	19,280
Average Available Beds (1):
Acute Care Hospitals	5,656	5,571	5,429	5,457	5,424
Behavioral Health Centers	21,116	20,131	19,876	19,282	19,262
Admissions:
Acute Care Hospitals	261,727	251,165	246,160	251,099	258,754
Behavioral Health Centers	447,007	426,510	402,088	374,865	352,208
Average Length of Stay (Days):
Acute Care Hospitals	4.7	4.6	4.5	4.5	4.4
Behavioral Health Centers	13.1	12.9	13.3	14.0	14.6
Patient Days (2):
Acute Care Hospitals (1)	1,218,991	1,167,726	1,112,541	1,122,557	1,151,183
Behavioral Health Centers	5,835,134	5,518,660	5,365,734	5,245,499	5,157,454
Occupancy Rate-Licensed Beds (3):
Acute Care Hospitals	57%	55%	54%	54%	55%
Behavioral Health Centers	75%	75%	74%	74%	73%
Occupancy Rate-Available Beds (3):
Acute Care Hospitals	59%	57%	56%	56%	58%
Behavioral Health Centers	76%	75%	74%	75%	73%

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

Self-Referral and Anti-Kickback Legislation

The Stark Law: The Social Security Act includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship, unless an exception is met. These types of referrals are known as “self-referrals.” Sanctions for violating the Stark Law include civil penalties up to $15,000 for each violation, up to $100,000 for sham arrangements, up to $10,000 for each day an entity fails to report required information and exclusion from the federal health care programs. There are a number of exceptions to the self-referral prohibition, including an exception for a physician’s ownership interest in an entire hospital as opposed to an ownership interest in a hospital department unit, service or subpart. However, federal laws and regulations now limit the ability of hospitals relying on this exception to expand aggregate physician ownership interest or to expand certain hospital facilities. This regulation also places a number of compliance requirements on physician-owned hospitals related to reporting of ownership interest. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements that adhere to certain enumerated requirements.

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

Anti-kickback Statute: A provision of the Social Security Act known as the “anti-kickback statute” prohibits healthcare providers and others from directly or indirectly soliciting, receiving, offering or paying money or other remuneration to other individuals and entities in return for using, referring, ordering, recommending or arranging for such referrals or orders of services or other items covered by a federal or state health care program. However, changes to the anti-kickback statute have reduced the intent required for violation; one is no longer required to “have actual knowledge or specific intent to commit a violation of” the anti-kickback statute in order to be found in violation of such law.

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

Employees and Medical Staff

Our facilities located in the U.S. had approximately 72,600 employees as of December 31, 2015, of whom approximately 52,400 were employed full-time. In addition, our facilities located in the U.K. had approximately 2,000 employees as of December 31, 2015.  Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. In a number of our markets, physicians may have admitting privileges at other hospitals in addition to ours. Within our acute care division, approximately 190 physicians are employed by physician practice management subsidiaries of ours either directly or through contracts with affiliated group practices structured as 501A corporations. Members of the medical staffs of our hospitals also serve on the medical staffs of hospitals not owned by us and may terminate their affiliation with our hospitals at any time. In addition, within our behavioral health division, approximately 435 psychiatrists are employed by subsidiaries of ours either directly or through contracts with affiliated group practices structured as 501A corporations. Each of our hospitals is managed on a day-to-day basis by a managing director employed by a subsidiary of ours. In addition, a Board of Governors, including members of the hospital’s medical staff, governs the medical, professional and ethical practices at each hospital. We believe that our relations with our employees are satisfactory.

Approximately 1,875 of our employees at six of our hospitals are unionized. At Valley Hospital Medical Center, unionized employees belong to the Culinary Workers and Bartenders Union, the International Union of Operating Engineers and the Service Employees International Union (“SEIU”). Nurses and technicians at Desert Springs Hospital are represented by the SEIU and International Union of Operating Engineers. At The George Washington University Hospital, unionized employees are represented by the SEIU or the Hospital Police Association. At the Psychiatric Institute of Washington, clinical, clerical, support and maintenance employees are represented by the Communication Workers of America (AFL-CIO). In February, 2016, nurses at Corona Regional Medical Center (“Corona”), who were previously represented by the United Nurses Associations of California/Union of Health Care Professionals (“UNAC/UHCP”), submitted to the hospital objective evidence that the union no longer had majority support of the nurses. The nurses requested that the hospital withdraw recognition of UNAC/UHCP as their bargaining representative.  After verification of the evidence presented, Corona granted the request of the nurses. UNAC/UHCP has the right to challenge the withdrawal of recognition.  Registered Nurses, Licensed Practical Nurses, certain technicians and therapists, pharmacy assistants, and some clerical employees at HRI Hospital in Boston are represented by the SEIU. At Brooke Glen Behavioral Hospital, unionized employees are represented by the Teamsters and the Northwestern Nurses Association/Pennsylvania Association of Staff Nurses and Allied Professionals.

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

Relationship with Universal Health Realty Income Trust

At December 31, 2015, we held approximately 5.9% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In December, 2015, the advisory agreement was renewed by the Trust for 2016 pursuant to the same terms in place during each of the last three years.  During 2015, 2014 and 2013, the advisory fee was computed at 0.70% of the Trust’s average invested real estate assets. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $2.8 million during 2015, $2.5 million during 2014 and $2.4 million during 2013.

Our pre-tax share of income from the Trust was $1.4 million during 2015, $3.2 million during 2014 and $842,000 during 2013, and is included in net revenues in the accompanying consolidated statements of income for each year. Included in our share of the Trust’s income was approximately $500,000 in 2015, and $2.3 million in 2014, related to our share of gains on various transactions recorded by the Trust.

The carrying value of our investment in the Trust was $8.7 million and $9.3 million at December 31, 2015 and 2014, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $39.4 million at December 31, 2015 and $37.9 million at December 31, 2014, based on the closing price of the Trust’s stock on the respective dates.

Total rent expense under the operating leases on the three hospital facilities with the Trust during 2015 was $15.6 million.  Total rent expense under the operating leases on the four hospital facilities with the Trust during 2014 and 2013 (as discussed below) was $16.8 million and $16.4 million, respectively. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by the Trust or by limited liability companies in which the Trust holds 100% of the ownership interest.

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

During the first quarter of 2015, wholly-owned subsidiaries of ours sold to and leased back from the Trust, two newly constructed free-standing emergency departments (“FEDs”) located in Texas which were completed and opened during the first quarter of 2015. In conjunction with these transactions, ten-year lease agreements with six, five-year renewal options have been executed with the Trust. We have the option to purchase the properties upon the expiration of the fixed terms and each five-year renewal terms at the fair market value of the property. The aggregate construction cost/sales proceeds of these facilities was approximately $13 million, and the aggregate rent expense paid to the Trust at the commencement of the leases will approximate $900,000 annually.

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

Pursuant to the terms of the three hospital leases with the Trust, we have the option to renew the leases at the lease terms described above by providing notice to the Trust at least 90 days prior to the termination of the then current term. We also have the right to purchase the respective leased hospitals at the end of the lease terms or any renewal terms at their appraised fair market value as well as purchase any or all of the three leased hospital properties at the appraised fair market value upon one month’s notice should a change of control of the Trust occur.  In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

Executive Officers of the Registrant

The executive officers, whose terms will expire at such time as their successors are elected, are as follows:

Name and Age	Present Position with the Company
Alan B. Miller (78)	Chairman of the Board and Chief Executive Officer
Marc D. Miller (45)	President and Director
Steve G. Filton (58)	Senior Vice President, Chief Financial Officer and Secretary
Debra K. Osteen (60)	Senior Vice President, President of Behavioral Health Care Division
Marvin G. Pember (62)	Senior Vice President, President of Acute Care Division

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

Mr. Marc D. Miller was elected President in May, 2009 and prior thereto served as Senior Vice President and co-head of our Acute Care Hospitals since 2007. He was elected a Director in May, 2006 and Vice President in 2005. He has served in various capacities related to our acute care division since 2000. He was elected to the Board of Trustees of Universal Health Realty Income Trust in December, 2008. In August, 2015, he was appointed to the Board of Directors of Premier, Inc., a publicly traded healthcare performance improvement alliance.  See Note 9 to the Consolidated Financial Statements-Relationship with Universal Health Realty Income Trust and Other Related Party Transactions for additional disclosure regarding the Company’s group purchasing organization agreement with Premier, Inc. Marc D. Miller is the son of Alan B. Miller, our Chairman of the Board and Chief Executive Officer.

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

Texas: We own 7 inpatient acute care hospitals and 24 inpatient behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 17% in 2015 and 18% in both 2014 and 2013 of our consolidated net revenues. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 11% in 2015, 17% in 2014, and 15% in 2013 of our income from operations after net income attributable to noncontrolling interest.

Nevada: We own 6 inpatient acute care hospitals and 4 inpatient behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 15% in 2015, 16% in 2014, and 15% in 2013 of our consolidated net revenues. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 10% in 2015, 11% in 2014, and 6% in 2013 of our income from operations after net income attributable to noncontrolling interest.

California: We own 5 inpatient acute care hospitals and 8 inpatient behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 11% in 2015, 10% in 2014, and 9% in 2013 of our consolidated net revenues. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 11% in 2015, 8% in 2014, and 4% in 2013 of our income from operations after net income attributable to noncontrolling interest.

The significant portion of our revenues and earnings derived from these facilities makes us particularly sensitive to legislative, regulatory, economic, environmental and competition changes in Texas, Nevada and California. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these states could have a disproportionate effect on our overall business results.

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

We receive Medicaid revenues in excess of $90 million annually from each of Texas, Washington, D.C., California, Nevada, Illinois, Pennsylvania, Virginia, Massachusetts and Florida, making us particularly sensitive to reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states.

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

There have been several attempts in Congress to repeal or modify various provisions of the Legislation. We cannot predict whether or not any of these proposed changes to the PPACA will become law and therefore can provide no assurance that changes to the Legislation, as currently implemented, will not have a material adverse effect on our future results of operations.

In addition, in King vs. Burwell, the Supreme Court decided in favor of the federal government’s ability to subsidize premiums paid by certain eligible individuals that obtain health insurance policies through federally facilitated exchanges. A number of our hospitals operate in states that utilize federally facilitated exchanges. The Supreme Court’s decision in this case ultimately preserved the viability of federally facilitated exchanges. A different decision by the Supreme Court could have resulted in an increased number of uninsured patients generally, including an increase of uninsured patients treated at our hospitals located in these states.

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

Collection of receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill that is the patient’s responsibility, which primarily includes co-payments and deductibles. However, we also have substantial receivables due to us as of December 31, 2015 (a significant portion of which is past due) from certain state-based funding programs, most particularly Illinois and Texas as discussed herein. We estimate our provisions for doubtful accounts based on general factors such as payor mix, the agings of the receivables, historical collection experience and assessment of probability of future collections. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions that might ultimately affect the collectability of the patient accounts and make adjustments to our allowances as warranted. Significant changes in business office operations, payor mix, economic conditions or trends in federal and state governmental health coverage could affect our collection of accounts receivable, cash flow and results of operations. If we experience unexpected increases in the growth of uninsured and underinsured patients or in bad debt expenses, our results of operations will be harmed.

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

The trend toward value-based purchasing may negatively impact our revenues.

We believe that value-based purchasing initiatives of both governmental and private payers tying financial incentives to quality and efficiency of care will increasingly affect the results of operations of our hospitals and other healthcare facilities and may negatively impact our revenues if we are unable to meet expected quality standards. The Affordable Care Act contains a number of provisions intended to promote value-based purchasing in federal healthcare programs. Medicare now requires providers to report certain quality measures in order to receive full reimbursement increases for inpatient and outpatient procedures that were previously awarded automatically. In addition, hospitals that meet or exceed certain quality performance standards will receive increased reimbursement payments, and hospitals that have “excess readmissions” for specified conditions will receive reduced reimbursement. Furthermore, Medicare no longer pays hospitals additional amounts for the treatment of certain hospital-acquired conditions unless the conditions were present at admission. Beginning in federal fiscal year 2015, hospitals that rank in the worst 25% of all hospitals nationally for hospital acquired conditions in the previous year will receive reduced Medicare reimbursements. The ACA also prohibits the use of federal funds under the Medicaid program to reimburse providers for treating certain provider-preventable conditions.

There is a trend among private payers toward value-based purchasing of healthcare services, as well. Many large commercial payers require hospitals to report quality data, and several of these payers will not reimburse hospitals for certain preventable adverse events. We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. We are unable at this time to predict how this trend will affect our results of operations, but it could negatively impact our revenues if we are unable to meet quality standards established by both governmental and private payers.

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

A pandemic, epidemic or outbreak of a contagious disease in the markets in which we operate or that otherwise impacts our facilities could adversely impact our business.

If a pandemic or other public health crisis were to affect our markets, our business could be adversely affected. Such a crisis could diminish the public trust in healthcare facilities, especially hospitals that fail to accurately or timely diagnose, or that are treating (or have treated) patients affected by contagious diseases. If any of our facilities were involved in treating patients for such a contagious disease, other patients might cancel elective procedures or fail to seek needed care at our facilities. Further, a pandemic might adversely impact our business by causing a temporary shutdown or diversion of patients, by disrupting or delaying production and delivery of materials and products in the supply chain or by causing staffing shortages in our facilities. Although we have disaster plans in place and operate pursuant to infectious disease protocols, the potential impact of a pandemic, epidemic or outbreak of a contagious disease with respect to our markets or our facilities is difficult to predict and could adversely impact our business.

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

In addition, as of December 31, 2015, we had approximately $3.60 billion of goodwill recorded on our consolidated balance sheet. Should the revenues and financial results of our acute care and/or behavioral health care facilities be materially, unfavorably impacted due to, among other things, a worsening of the economic and employment conditions in the United States that could negatively impact our patient volumes and reimbursement rates, a continued rise in the unemployment rate and continued increases in the number of uninsured patients treated at our facilities, we may incur future charges to recognize impairment in the carrying value of our goodwill and other intangible assets, which could have a material adverse effect on our financial results.

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

At December 31, 2015, 24.1 million shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock. To the extent that these shares were converted into or exercised for shares of Class B Common Stock, the number of shares of Class B Common Stock available for trading in the public market place would increase substantially and the current holders of Class B Common Stock would own a smaller percentage of that class.

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

As of March 26, 2015, the shares of Class A and Class C Common Stock constituted 7.3% of the aggregate outstanding shares of our Common Stock, had the right to elect five members of the Board of Directors and constituted 86.1% of our general voting power as of that date. As of March 26, 2015, the shares of Class B and Class D Common Stock (excluding shares issuable upon exercise of options) constituted 92.7% of the outstanding shares of our Common Stock, had the right to elect two members of the Board of Directors and constituted 13.9% of our general voting power as of that date.

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

Since a substantial majority of the Class A shares and Class C shares are controlled by Mr. Alan B. Miller and members of his family, one of whom (Marc D. Miller) is also a director and officer of our company, and they can elect a majority of our company’s directors and effect or reject most actions requiring approval by stockholders without the vote of any other stockholders, there are potential conflicts of interest in overseeing the management of our company.

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

Executive and Administrative Offices and Commercial Health Insurer

We own office buildings in King of Prussia and Wayne, Pennsylvania, Brentwood, Tennessee,  Denton, Texas and Reno, Nevada.

Facilities

The following tables set forth the name, location, type of facility and, for acute care hospitals and behavioral health care facilities, the number of licensed beds:

Acute Care Hospitals

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Aiken Regional Medical Centers	Aiken, South Carolina	183	Owned
Aurora Pavilion	Aiken, South Carolina	62	Owned
Centennial Hills Hospital Medical Center (1)	Las Vegas, Nevada	190	Owned
Corona Regional Medical Center	Corona, California	238	Owned
Desert Springs Hospital (1)	Las Vegas, Nevada	293	Owned
Doctors’ Hospital of Laredo (8)	Laredo, Texas	183	Owned
Doctor’s Hospital ER South	Laredo, Texas	—	Leased
Fort Duncan Regional Medical Center	Eagle Pass, Texas	101	Owned
The George Washington University Hospital (2)	Washington, D.C.	385	Owned
Henderson Hospital (1) (10)	Henderson, Nevada	142	Owned
Lakewood Ranch Medical Center	Bradenton, Florida	120	Owned
Manatee Memorial Hospital	Bradenton, Florida	319	Owned
Northern Nevada Medical Center	Sparks, Nevada	108	Owned
Northwest Texas Healthcare System	Amarillo, Texas	405	Owned
The Pavilion at Northwest Texas Healthcare System	Amarillo, Texas	90	Owned
Palmdale Regional Medical Center	Palmdale, California	157	Owned
South Texas Health System (4)
Edinburg Regional Medical Center/Children’s Hospital	Edinburg, Texas	213	Owned
McAllen Medical Center (3)	McAllen, Texas	441	Leased
McAllen Heart Hospital	McAllen, Texas	60	Owned
South Texas Behavioral Health Center	McAllen, Texas	134	Owned
STHS ER at Mission (3)	Mission, Texas	—	Leased
STHS ER at Weslaco (3)	Weslaco, Texas	—	Leased
Southwest Healthcare System
Inland Valley Campus (3)	Wildomar, California	132	Leased

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Rancho Springs Campus	Murrieta, California	120	Owned
Spring Valley Hospital Medical Center (1)	Las Vegas, Nevada	237	Owned
St. Mary’s Regional Medical Center	Enid, Oklahoma	229	Owned
Summerlin Hospital Medical Center (1)	Las Vegas, Nevada	454	Owned
Temecula Valley Hospital	Temecula, California	140	Owned
Texoma Medical Center	Denison, Texas	266	Owned
TMC Behavioral Health Center	Denison, Texas	60	Owned
Valley Hospital Medical Center (1)	Las Vegas, Nevada	301	Owned
Wellington Regional Medical Center (3)	West Palm Beach, Florida	233	Leased

Inpatient Behavioral Health Care Facilities

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Alabama Clinical Schools	Birmingham, Alabama	80	Owned
Alhambra Hospital	Rosemead, California	103	Owned
Alliance Health Center	Meridian, Mississippi	214	Owned
Anchor Hospital	Atlanta, Georgia	122	Owned
The Arbour Hospital	Boston, Massachusetts	136	Owned
Arbour-Fuller Hospital	South Attleboro, Massachusetts	103	Owned
Arbour-HRI Hospital	Brookline, Massachusetts	62	Owned
Arrowhead Behavioral Health	Maumee, Ohio	48	Owned
Atlantic Shores Hospital	Fort Lauderdale, Florida	72	Owned
Austin Lakes Hospital	Austin, Texas	58	Leased
Austin Oaks Hospitals	Austin, Texas	80	Owned
Behavioral Hospital of Bellaire	Houston, Texas	124	Leased
Belmont Pines Hospital	Youngstown, Ohio	102	Owned
Benchmark Behavioral Health System	Woods Cross, Utah	94	Owned
Black Bear Treatment Center	Sautee, Georgia	115	Owned
Bloomington Meadows Hospital	Bloomington, Indiana	78	Owned
Boulder Creek Academy	Bonners Ferry, Idaho	96	Owned
Brentwood Behavioral Health of Mississippi	Flowood, Mississippi	105	Owned
Brentwood Hospital	Shreveport, Louisiana	200	Owned
The Bridgeway	North Little Rock, Arkansas	127	Owned
Brook Hospital—Dupont	Louisville, Kentucky	88	Owned
Brook Hospital—KMI	Louisville, Kentucky	110	Owned
Brooke Glen Behavioral Hospital	Fort Washington, Pennsylvania	146	Owned
Brynn Marr Hospital	Jacksonville, North Carolina	102	Owned
Bury Hospital	Bury, UK	164	Owned
Calvary Addiction Recovery Center	Phoenix, Arizona	68	Owned
The Canyon at Peace Park	Malibu, California	16	Leased
Canyon Ridge Hospital	Chino, California	106	Owned
The Carolina Center for Behavioral Health	Greer, South Carolina	130	Owned
Cedar Grove Residential Treatment Center	Murfreesboro, Tennessee	36	Owned
Cedar Hills Hospital (9)	Beaverton, Oregon	89	Owned
Cedar Ridge	Oklahoma City, Oklahoma	60	Owned
Cedar Ridge Residential Treatment Center	Oklahoma City, Oklahoma	56	Owned
Cedar Springs Behavioral Health	Colorado Springs, Colorado	110	Owned
Centennial Peaks	Louisville, Colorado	72	Owned
Center for Change	Orem, Utah	58	Owned

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Central Florida Behavioral Hospital	Orlando, Florida	126	Owned
Chicago Children’s Center for Behavioral Health	Chicago, Illinois	40	Leased
Chris Kyle Patriots Hospital	Anchorage, Alaska	36	Owned
Clarion Psychiatric Center	Clarion, Pennsylvania	74	Owned
Coastal Behavioral Health	Savannah, Georgia	50	Owned
Coastal Harbor Treatment Center	Savannah, Georgia	145	Owned
Columbus Behavioral Center for Children and Adolescents	Columbus, Indiana	56	Owned
Compass Intervention Center	Memphis, Tennessee	108	Owned
Copper Hills Youth Center	West Jordan, Utah	197	Owned
Crescent Pines	Stockbridge, Georgia	50	Owned
Cumberland Hall	Hopkinsville, Kentucky	97	Owned
Cumberland Hospital	New Kent, Virginia	118	Owned
Cypress Creek Hospital	Houston, Texas	96	Owned
Cygnet Hospital—Beckton	Beckton, UK	62	Owned
Cygnet Hospital—Bierley	Bierley, UK	63	Owned
Cygnet Wing—Blackheath	Blackheath, UK	32	Leased
Cygnet Lodge—Brighouse	Brighouse, UK	25	Owned
Cygnet Hospital—Derby	Derby, UK	47	Owned
Cygnet Hospital—Ealing	Ealing, UK	26	Leased
Cygnet Hospital—Godden Green	Godden Green, UK	39	Owned
Cygnet Hospital—Harrogate	Harrogate, UK	36	Owned
Cygnet Hospital—Harrow	Harrow, UK	44	Owned
Cygnet Hospital—Kewstoke	Kewstoke, UK	69	Owned
Cygnet Lodge—Lewisham	Lewisham, UK	20	Owned
Cygnet Hospital—Stevenage	Stevenage, UK	88	Owned
Cygnet Hospital—Taunton	Taunton, UK	46	Owned
Cygnet Lodge—Westlands	Westlands, UK	15	Owned
Cygnet Hospital—Wyke	Wyke, UK	47	Owned
Del Amo Hospital	Torrance, California	166	Owned
Diamond Grove Center	Louisville, Mississippi	55	Owned
Dover Behavioral Health	Dover, Delaware	80	Owned
El Paso Behavioral Health System	El Paso, Texas	163	Owned
Emerald Coast Behavioral Hospital	Panama City, Florida	86	Owned
Fairmount Behavioral Health System	Philadelphia, Pennsylvania	239	Owned
Fairfax Hospital	Kirkland, Washington	157	Owned
Fairfax Hospital—Everett	Everett, Washington	30	Leased
First Hospital Panamericano—Cidra	Cidra, Puerto Rico	165	Owned
First Hospital Panamericano—San Juan	San Juan, Puerto Rico	45	Owned
First Hospital Panamericano—Ponce	Ponce, Puerto Rico	30	Owned
Forest View Hospital	Grand Rapids, Michigan	108	Owned
Fort Lauderdale Hospital	Fort Lauderdale, Florida	100	Leased
Foundations Behavioral Health	Doylestown, Pennsylvania	106	Leased
Foundations for Living	Mansfield, Ohio	84	Owned
Fox Run Hospital	St. Clairsville, Ohio	100	Owned
Fremont Hospital	Fremont, California	148	Owned
Friends Hospital	Philadelphia, Pennsylvania	219	Owned
Garfield Park Hospital	Chicago, Illinois	88	Owned
Glen Oaks Hospital	Greenville, Texas	54	Owned
Gulf Coast Youth Services	Fort Walton Beach, Florida	24	Owned
Hampton Behavioral Health Center	Westhampton, New Jersey	110	Owned
Harbour Point (Pines)	Portsmouth, Virginia	186	Owned
Hartgrove Hospital	Chicago, Illinois	150	Owned

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Havenwyck Hospital	Auburn Hills, Michigan	251	Owned
Heartland Behavioral Health Services	Nevada, Missouri	151	Owned
Hermitage Hall	Nashville, Tennessee	100	Owned
Heritage Oaks Hospital	Sacramento, California	125	Owned
Hickory Trail Hospital	DeSoto, Texas	86	Owned
Highlands Behavioral Health System	Highlands Ranch, Colorado	86	Owned
Hill Crest Behavioral Health Services	Birmingham, Alabama	219	Owned
Holly Hill Hospital	Raleigh, North Carolina	228	Owned
The Horsham Clinic	Ambler, Pennsylvania	206	Owned
Hughes Center	Danville, Virginia	56	Owned
Intermountain Hospital	Boise, Idaho	155	Owned
Kempsville Center of Behavioral Health	Norfolk, Virginia	82	Owned
KeyStone Center	Wallingford, Pennsylvania	146	Owned
Kingwood Pines Hospital	Kingwood, Texas	116	Owned
La Amistad Behavioral Health Services	Maitland, Florida	80	Owned
Lake Bridge Behavioral Health	Macon, Georgia	70	Owned
Lakeside Behavioral Health System	Memphis, Tennessee	319	Owned
Laurel Heights Hospital	Atlanta, Georgia	108	Owned
Laurel Oaks Behavioral Health Center	Dothan, Alabama	124	Owned
Laurel Ridge Treatment Center	San Antonio, Texas	250	Owned
Liberty Point Behavioral Health	Stauton, Virginia	50	Owned
Lighthouse Care Center of Augusta	Augusta, Georgia	115	Owned
Lighthouse Care Center of Conway	Conway, South Carolina	96	Owned
Lincoln Prairie Behavioral Health Center	Springfield, Illinois	97	Owned
Lincoln Trail Behavioral Health System	Radcliff, Kentucky	140	Owned
Mayhill Hospital	Denton, Texas	59	Leased
McDowell Center for Children	Dyersburg, Tennessee	32	Owned
The Meadows Psychiatric Center	Centre Hall, Pennsylvania	107	Owned
Meridell Achievement Center	Austin, Texas	134	Owned
Mesilla Valley Hospital	Las Cruces, New Mexico	120	Owned
Michael’s House	Palm Springs, California	87	Owned
Michiana Behavioral Health Center	Plymouth, Indiana	80	Owned
Midwest Center for Youth and Families	Kouts, Indiana	74	Owned
Millwood Hospital	Arlington, Texas	122	Leased
Mountain Youth Academy	Mountain City, Tennessee	72	Owned
Natchez Trace Youth Academy	Waverly, Tennessee	117	Owned
NDA Behavioral Health System	Mount Dora, Florida	132	Owned
Newport News Behavioral Health Center	Newport News, Virginia	132	Owned
North Spring Behavioral Healthcare	Leesburg, Virginia	100	Leased
North Star Hospital	Anchorage, Alaska	74	Owned
North Star Bragaw	Anchorage, Alaska	30	Owned
North Star DeBarr Residential Treatment Center	Anchorage, Alaska	30	Owned
North Star Palmer Residential Treatment Center	Palmer, Alaska	30	Owned
Northwest Academy	Bonners Perry, Idaho	82	Owned
Oak Plains Academy	Ashland City, Tennessee	90	Owned
The Oaks Treatment Center	Memphis, Tennessee	71	Owned
Okaloosa Youth Academy	Crestview, Florida	163	Leased
Old Vineyard Behavioral Health	Winston-Salem, North Carolina	104	Owned
Palmetto Lowcountry Behavioral Health	North Charleston, South Carolina	108	Owned
Palmetto Pee Dee Behavioral Health	Florence, South Carolina	59	Leased
Palmetto Summerville	Summerville, South Carolina	60	Leased
Palm Shores Behavioral Health Center	Bradenton, Florida	62	Owned

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Palo Verde Behavioral Health	Tucson, Arizona	84	Leased
Park Grange	Knaphill, UK	29	Owned
Parkwood Behavioral Health System	Olive Branch, Mississippi	148	Owned
The Pavilion	Champaign, Illinois	103	Owned
Peachford Behavioral Health System of Atlanta	Atlanta, Georgia	246	Owned
Pembroke Hospital	Pembroke, Massachusetts	120	Owned
Pinnacle Pointe Hospital	Little Rock, Arkansas	124	Owned
Poplar Springs Hospital	Petersburg, Virginia	208	Owned
Prairie St John’s	Fargo, North Dakota	158	Owned
Pride Institute	Eden Prairie, Minnesota	42	Owned
Provo Canyon School	Provo, Utah	274	Owned
Provo Canyon Behavioral Hospital	Orem, Utah	80	Owned
Psychiatric Institute of Washington	Washington, D.C.	124	Leased
Quail Run Behavioral Health	Phoenix, Arizona	102	Owned
The Recovery Center	Wichita Falls, Texas	34	Leased
The Ridge Behavioral Health System	Lexington, Kentucky	110	Owned
Rivendell Behavioral Health Services of Arkansas	Benton, Arkansas	77	Owned
Rivendell Behavioral Health Services of Kentucky	Bowling Green, Kentucky	125	Owned
River Crest Hospital	San Angelo, Texas	80	Owned
Riveredge Hospital	Forest Park, Illinois	210	Owned
River Oaks Hospital	New Orleans, Louisiana	126	Owned
River Park Hospital	Huntington, West Virginia	187	Owned
River Point Behavioral Health	Jacksonville, Florida	93	Owned
Rockford Center	Newark, Delaware	118	Owned
Rolling Hills Hospital	Franklin, Tennessee	85	Owned
Roxbury	Shippensburg, Pennsylvania	112	Owned
Salt Lake Behavioral Health	Salt Lake City, Utah	118	Leased
San Marcos Treatment Center	San Marcos, Texas	265	Owned
SandyPines Hospital	Tequesta, Florida	130	Owned
Schick Shadel Hospital	Burin, Washington	60	Owned
Shadow Mountain Behavioral Health System	Tulsa, Oklahoma	249	Owned
Sheffield Hospital	Sheffield, UK	55	Owned
Sierra Vista Hospital	Sacramento, California	120	Owned
St. Simons by the Sea	St. Simons, Georgia	101	Owned
Spring Mountain Sahara	Las Vegas, Nevada	30	Owned
Spring Mountain Treatment Center	Las Vegas, Nevada	110	Owned
Springwoods	Fayetteville, Arkansas	80	Owned
Stonington Institute	North Stonington, Connecticut	68	Owned
Streamwood Behavioral Health	Streamwood, Illinois	178	Owned
Summit Oaks Hospital	Summit, New Jersey	126	Owned
SummitRidge	Lawrenceville, Georgia	86	Owned
Suncoast Behavioral Health Center	Bradenton, Florida	60	Owned
Tabley Nursing Home—Tabley	Tabley, UK	51	Leased
Texas NeuroRehab Center	Austin, Texas	151	Owned
Three Rivers Behavioral Health	West Columbia, South Carolina	118	Owned
Three Rivers Residential Treatment-Midlands Campus	West Columbia, South Carolina	59	Owned
Timberlawn of Garland	Garland, Texas	72	Leased
Timberlawn Mental Health System	Dallas, Texas	144	Owned
Tupwood Gate Nursing Home	Caterham, UK	30	Owned
Turning Point Hospital	Moultrie, Georgia	59	Owned
Turning Point Youth Center	St. Johns, Michigan	60	Owned
Two Rivers Psychiatric Hospital	Kansas City, Missouri	105	Owned

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
University Behavioral Center	Orlando, Florida	112	Owned
University Behavioral Health of Denton	Denton, Texas	104	Owned
Valle Vista Hospital	Greenwood, Indiana	102	Owned
Valley Hospital	Phoenix, Arizona	122	Owned
Vines Hospital	Ocala, Florida	98	Owned
Virgin Islands Behavioral Services	St. Croix, Virgin Islands	30	Owned
Virginia Beach Psychiatric Center	Virginia Beach, Virginia	100	Owned
Wekiva Springs	Jacksonville, Florida	120	Owned
Wellstone Regional Hospital	Jeffersonville, Indiana	100	Owned
West Hills Hospital	Reno, Nevada	95	Owned
West Oaks Hospital	Houston, Texas	160	Owned
Westwood Lodge Hospital	Westwood, Massachusetts	130	Owned
Willow Springs Center	Reno, Nevada	116	Owned
Windmoor Healthcare	Clearwater, Florida	144	Owned
Windsor—Laurelwood Center	Willoughby, Ohio	159	Leased
Woking Hospital	Woking, UK	57	Owned
Wyoming Behavioral Institute	Casper, Wyoming	129	Owned

Outpatient Behavioral Health Care Facilities

Name of Facility	Location	Real Property Ownership Interest
Arbour Counseling Services	Rockland, Massachusetts	Owned
Arbour Senior Care	Rockland, Massachusetts	Owned
Behavioral Educational Services	Riverdale, Florida	Leased
The Canyon at Santa Monica	Santa Monica, California	Leased
Community Cornerstones	Rio Piedras, Puerto Rico	Leased
First Home Care (VA)	Portsmouth, Virginia	Leased
Foundations Atlanta	Atlanta, Georgia	Leased
Foundations Memphis	Memphis, Tennessee	Leased
Foundations Nashville	Nashville, Tennessee	Leased
Foundations Roswell	Roswell, Georgia	Leased
Foundations San Diego	San Diego, California	Leased
Foundations San Francisco	San Francisco, California	Leased
Good Samaritan Counseling Center	Anchorage, Alaska	Owned
Michael’s House Outpatient	Palm Springs, California	Leased
St. Louis Behavioral Medicine Institute	St. Louis, Missouri	Owned
Talbott Recovery	Atlanta, Georgia	Owned

Surgical Hospitals, Ambulatory Surgery Centers and Radiation Oncology Centers

Name of Facility	Location	Real Property Ownership Interest
Cancer Care Institute of Carolina	Aiken, South Carolina	Owned
Cornerstone Regional Hospital (5)	Edinburg, Texas	Leased
Palms Westside Clinic ASC (7)	Royal Palm Beach, Florida	Leased
Temecula Valley Day Surgery and Pain Therapy Center (6)	Murrieta, California	Leased

(1)

Desert Springs Hospital, Summerlin Hospital Medical Center, Valley Hospital Medical Center, Spring Valley Hospital Medical Center, Centennial Hills Hospital Medical Center and Henderson Hospital (currently being constructed) are owned by limited liability companies (“LLCs”) in which we hold controlling, majority ownership interests of approximately 72%. The remaining minority ownership interests in these facilities are held by unaffiliated third-parties. All hospitals are managed by us.

(2)	We hold an 80% ownership interest in this facility through a general partnership interest in a limited partnership. The remaining 20% ownership interest is held by an unaffiliated third-party.
(3)	Real property leased from Universal Health Realty Income Trust.
(4)

Edinburg Regional Medical Center/Children’s Hospital, McAllen Medical Center, McAllen Heart Hospital, South Texas Behavioral Health Center, STHS ER at Mission and STHS ER at Weslaco are consolidated under one license operating as the South Texas Health System.

(5)	We manage and own a noncontrolling interest of approximately 50% in the entity that operates this facility.
(6)	We own minority interests in an LLC that owns and operates this center which is managed by a third-party.
(7)	We own a noncontrolling ownership interest of approximately 50% in the entity that operates this facility that is managed by a third-party.
(8)	We hold an 89% ownership interest in this facility through both general and limited partnership interests. The remaining 11% ownership interest is held by unaffiliated third parties.
(9)	Land of this facility is leased.
(10)	Newly constructed facility that is expected to be completed and opened during the fourth quarter of 2016.

We own or lease medical office buildings adjoining some of our hospitals. We believe that the leases on the facilities, medical office buildings and other real estate leased or owned by us do not impose any material limitation on our operations. The aggregate lease payments on facilities leased by us were $69 million in 2015, $66 million in 2014 and $60 million in 2013.

ITEM 3.	Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to various government investigations, regulatory matters and litigation, as outlined below.

Office of Inspector General (“OIG”) and Government Investigations:

In February, 2013, the Office of Inspector General for the United States Department of Health and Human Services (“OIG”) served a subpoena requesting various documents from January, 2008 to the date of the subpoena directed at Universal Health Services, Inc. (“UHS”) concerning it and UHS of Delaware, Inc., and certain UHS owned behavioral health facilities including: Keys of Carolina, Old Vineyard Behavioral Health, The Meadows Psychiatric Center, Streamwood Behavioral Health, Hartgrove Hospital, Rock River Academy and Residential Treatment Center, Roxbury Treatment Center, Harbor Point Behavioral Health Center, f/k/a The Pines Residential Treatment Center, including the Crawford, Brighton and Kempsville campuses, Wekiva Springs Center and River Point Behavioral Health. Prior to receiving this subpoena: (i) the Keys of Carolina and Old Vineyard received notification during the second half of 2012 from the DOJ of its intent to proceed with an investigation following requests for documents for the period of January, 2007 to the date of the subpoenas from the North Carolina state Attorney General’s Office; (ii) Harbor Point Behavioral Health Center received a subpoena in December, 2012 from the Attorney General of the Commonwealth of Virginia requesting various documents from July, 2006 to the date of the subpoena, and; (iii) The Meadows Psychiatric Center received a subpoena from the OIG in February, 2013 requesting certain documents from 2008 to the date of the subpoena. Unrelated to these matters, the Keys of Carolina was closed and the real property was sold in January, 2013. We were advised that a qui tam action had been filed against Roxbury Treatment Center but the government declined to intervene and the case was dismissed.

In April, 2013, the OIG served facility specific subpoenas on Wekiva Springs Center and River Point Behavioral Health requesting various documents from January, 2005 to the date of the subpoenas. In July, 2013, another subpoena was issued to Wekiva Springs Center and River Point Behavioral Health requesting additional records. In October, 2013, we were advised by the DOJ’s Criminal Frauds Section that they received a referral from the DOJ Civil Division and opened an investigation of River Point Behavioral Health and Wekiva Springs Center. Subsequent subpoenas have since been issued to River Point Behavioral Health and Wekiva Springs Center requesting additional documentation. In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the suspension remains in effect. In August, 2015, we received notification from CMS that, effective September, 2015, the payment suspension will be continued for another 180 days. We cannot predict if and/or when the facility’s suspended payments will resume. Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during the years ended December 31, 2015 or 2014, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

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

In December, 2014, the DOJ Civil Division requested that Salt Lake Behavioral Health produce documents responsive to the original subpoenas issued in February, 2013.

In March, 2015, the OIG issued subpoenas to Central Florida Behavioral Hospital and University Behavioral Center requesting certain documents from January, 2008 to the date of the subpoena.

In late March, 2015, we were notified that the investigation conducted by the Criminal Frauds Section had been expanded to include UHS as a corporate entity arising out of the coordinated investigation of the facilities described above and, in particular, Hartgrove Hospital.

In December, 2015, we were notified by the DOJ Civil Division that the civil investigation also includes Arbour Hospital, Arbour-Fuller Hospital, Pembroke Hospital and Westwood Lodge located in Massachusetts.  To date, these facilities have not received any requests for documentation or other information.

The DOJ has advised us that the civil aspect of the coordinated investigation referenced above is a False Claim Act investigation focused on billings submitted to government payers in relation to services provided at those facilities. At present, we are uncertain as to potential liability and/or financial exposure of the Company and/or named facilities, if any, in connection with these matters.

In December, 2015, we were advised that the DOJ opened an investigation involving the El Paso Behavioral Health System in El Paso, Texas.  The DOJ is investigating potential Stark law violations relating to arrangements between the facility and physician(s) at the facility.  These agreements were entered into before we acquired the facility as a part of our acquisition of Ascend Health Corporation in October, 2012.  To our knowledge, this matter is not a part of the omnibus investigation referenced above.  At present, we are uncertain as to potential liability and/or financial exposure, if any, which may be associated with this matter.

In January, 2016, we were notified that the Department of Justice opened an investigation of the South Texas Health System of a potential False Claim Act case regarding compensation paid to cardiologists pursuant to employment agreements entered into in 2005.  At present, we are uncertain as to potential liability and/or financial exposure, if any, which may be associated with this matter.

Regulatory Matters:

On July 23, 2015, Timberlawn Mental Health System (“Timberlawn”) received notification from CMS of its intent to terminate Timberlawn’s Medicare provider agreement effective August 7, 2015. This notification resulted from surveys conducted which alleged that Timberlawn was out of compliance with conditions of participation required for participation in the Medicare/Medicaid program. We filed a request for expedited administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeals Board, Civil Remedies Division, seeking review and reversal of the termination action. In conjunction with the administrative appeal, we filed litigation in the U.S District Court for the Northern District of Texas seeking a temporary restraining order and preliminary injunction to have the termination stayed pending the conclusion of the administrative appeal. The trial court denied Timberlawn’s request for a temporary restraining order and dismissed the case. Timberlawn’s provider agreement was terminated effective August 14, 2015. In September, 2015 Timberlawn reached an agreement with CMS relative to its reapplication to the Medicare/Medicaid program.  In exchange, Timberlawn agreed to dismiss its administrative appeal as well as not to pursue an appeal of the decision of the trial court. During this time, Timberlawn has remained open. In December, 2015, Timberlawn received notice from the Texas Department of State Health Services of its intent to revoke Timberlawn’s license and impose an administrative penalty.  We have appealed and are contesting the proposed revocation and fine. In January, 2016, Timberlawn submitted its application for re-enrollment into the Medicare/Medicaid program. Although the operating results of Timberlawn did not have a material impact on our consolidated results of operations or financial condition for the years ended December 31, 2015 or 2014, the termination of Timberlawn’s provider agreement has had a material adverse effect on the facility’s results of operations and financial condition.

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

Other Matters:

In late September, 2015, many hospitals in Pennsylvania, including seven of our behavioral health care hospitals located in the state, received letters from the Pennsylvania Department of Public Welfare (“DPW”) demanding repayment of allegedly excess Medicaid Disproportionate Share Hospital payments (“DSH”) for the federal fiscal year 2011 (“FFY2011”) amounting to approximately $4 million in the aggregate. We have filed administrative appeals for all of our facilities contesting the recoupment efforts since we believe DPW’s calculation methodology is inaccurate and conflicts with applicable federal and state laws and regulations. DPW has agreed to postpone the recoupment of the state’s share of the DSH payments until all hospital appeals are resolved.  DPW also extended the deadline to recoup the federal share (2011 federal share is 55%) until April 30, 2016.  However, if DPW is ultimately successful in its demand related to FFY2011, it could take similar action with regards to FFY2012 through FFY2014. Due to a change in the Pennsylvania Medicaid State Plan and implementation of a CMS-approved Medicaid Section 1115 Waiver, we do not believe the methodology applied by DPW to FFY2011 is applicable to reimbursements received for Medicaid services provided after January 1, 2015 by our behavioral health care facilities located in Pennsylvania. We can provide no assurance that we will ultimately be successful in our legal and administrative appeals related to DPW’s repayment demands.  If our legal and administrative appeals are unsuccessful, our future consolidated results of operations and financial condition could be adversely impacted by these repayments.

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

The table below sets forth, for the quarters indicated, the high and low reported closing sales prices per share reported on the New York Stock Exchange for our Class B Common Stock for the years ended December 31, 2015 and 2014:

	2015	2014
	High-Low Sales Price	High-Low Sales Price
Quarter:
1st	$121.33-$102.53	$85.80-$74.35
2nd	$142.69-$112.96	$98.75-$74.61
3rd	$146.24-$121.16	$114.84-$91.83
4th	$130.32-$111.73	$112.32-$97.81

The number of stockholders of record as of January 31, 2016, were as follows:

Class A Common	16
Class B Common	233
Class C Common	3
Class D Common	108

Stock Repurchase Programs

In July, 2014, our Board of Directors authorized a stock repurchase program whereby, from time to time as conditions allow, we may spend up to $400 million to purchase shares of our Class B Common Stock on the open market at prevailing market prices or in negotiated private transactions. There is no expiration date for our stock repurchase programs.  As reflected below, during the three-month period ended December 31, 2015, 478,118 shares ($57.8 million in the aggregate, of which $14.5 million was accrued at December 31, 2015 and paid in January, 2016) were repurchased pursuant to the terms of our stock repurchase program and 211,122 shares were repurchased in connection with income tax withholding obligations resulting from the exercise of stock options and the vesting of restricted stock grants.

During the period of October 1, 2015 through December 31, 2015, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of dollars that may yet be purchased under the program (in thousands)
October, 2015	—	42,452	—	N/A	40,000	$125.67	$5,027	$228,612
November, 2015	—	118,194	—	N/A	115,700	$121.96	$14,111	$214,501
December, 2015	—	528,594	—	N/A	322,418	$119.95	$38,673	$175,828
Total October through December	—	689,240	—	N/A	478,118	$120.91	$57,811

Dividends

During the two years ending December 31, 2015, dividends per share were declared and paid as follows:

	2015	2014
First quarter	$.10	$.05
Second quarter	$.10	$.05
Third quarter	$.10	$.10
Fourth quarter	$.10	$.10
Total	$.40	$.30

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

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the stock included in the Standard & Poor’s 500 Index and a Peer Group Index during the five year period ended December 31, 2015. The graph assumes an investment of $100 made in our common stock and each Index as of January 1, 2011 and has been weighted based on market capitalization. Note that our common stock price performance shown below should not be viewed as being indicative of future performance.

Companies in the peer group, which consist of companies in the S&P 500 Index or S&P MidCap 400 Index (in which we are also included), are as follows: Community Health Systems, Inc., Health Management Associates, Inc. (included until January, 2014 when it was acquired by Community Health Systems, Inc.), LifePoint Hospitals, Inc., Tenet Healthcare Corporation and HCA Holdings, Inc. (included from March, 2011 at which time the company’s stock began publicly trading).

Company Name / Index	2010	2011	2012	2013	2014	2015
Universal Health Services, Inc.	$100.00	$89.90	$113.32	$191.00	$262.31	$282.62
S&P 500 Index	$100.00	$102.11	$118.45	$156.82	$178.29	$180.75
Peer Group	$100.00	$71.27	$112.40	$165.54	$234.59	$196.01

ITEM 6.	Selected Financial Data

The following table contains our selected financial data for, or as of the end of, each of the five years ended December 31, 2015. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Summary of Operations (in thousands)
Net revenues	$9,043,451	$8,205,088	$7,367,873	$7,054,182	$6,812,056
Income before income taxes	$1,145,901	$929,667	$869,332	$763,663	$696,336
Net income attributable to UHS	$680,528	$545,343	$510,733	$443,446	$398,167
Net margin	7.5%	6.6%	6.9%	6.3%	5.8%
Return on average equity	16.6%	15.3%	16.8%	17.2%	18.1%
Financial Data (in thousands)
Cash provided by operating activities	$1,020,898	$1,035,876	$884,241	$799,231	$710,683
Capital expenditures, net (1)	$379,321	$391,150	$358,493	$363,192	$285,682
Total assets	$9,634,113	$8,974,443	$8,311,723	$8,200,843	$7,665,245
Long-term borrowings	$3,387,303	$3,210,215	$3,209,762	$3,727,431	$3,651,428
UHS’s common stockholders’ equity	$4,249,647	$3,735,946	$3,249,979	$2,713,345	$2,296,352
Percentage of total debt to total capitalization	45%	47%	51%	58%	61%
Operating Data—Acute Care Hospitals (2)
Average licensed beds	5,832	5,776	5,652	5,563	5,567
Average available beds	5,656	5,571	5,429	5,338	5,265
Inpatient admissions	261,727	251,165	246,160	245,234	250,278
Average length of patient stay	4.7	4.6	4.5	4.5	4.5
Patient days	1,218,991	1,167,726	1,112,541	1,095,790	1,114,807
Occupancy rate for licensed beds	57%	55%	54%	54%	55%
Occupancy rate for available beds	59%	57%	56%	56%	58%
Operating Data—Behavioral Health Facilities (2)
Average licensed beds	21,202	20,231	19,940	19,258	19,178
Average available beds	21,116	20,131	19,841	19,178	19,160
Inpatient admissions	447,007	426,510	401,565	373,437	351,086
Average length of patient stay	13.1	12.9	13.3	14.0	14.6
Patient days	5,835,134	5,518,660	5,354,334	5,212,800	5,130,245
Occupancy rate for licensed beds	75%	75%	74%	74%	73%
Occupancy rate for available beds	76%	75%	74%	74%	73%
Per Share Data
Net income attributable to UHS—basic	$6.89	$5.52	$5.21	$4.57	$4.09
Net income attributable to UHS—diluted	$6.76	$5.42	$5.14	$4.53	$4.04
Dividends declared	$0.40	$0.30	$0.20	$0.60	$0.20
Other Information (in thousands)
Weighted average number of shares outstanding—basic	98,797	98,826	98,033	96,821	97,199
Weighted average number of shares and share equivalents outstanding—diluted	100,694	100,544	99,361	97,711	98,537

(1)	Amounts exclude non-cash capital lease obligations, if any.
(2)	Excludes statistical information related to divested facilities.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of February 25, 2016, we owned and/or operated 24 inpatient acute care hospitals, 3 free-standing emergency departments and 213 inpatient and 16 outpatient behavioral health care facilities located in 37 states, Washington, D.C., the United Kingdom, Puerto Rico and the U.S. Virgin Islands. In addition, we are building a newly-constructed acute care hospital located in Henderson, Nevada, that is scheduled to be completed and opened during the fourth quarter of 2016. We also manage and/or own outright or in partnerships with physicians, 4 surgical hospitals and surgery and radiation oncology centers located in 4 states.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, surgical hospitals, commercial health insurer, surgery centers and radiation oncology centers accounted for 51% during each of 2015 and 2014 and 49% during 2013.  Net revenues from our behavioral health care operations accounted for 49% of our consolidated net revenues during each of 2015 and 2014 and 51% during 2013.

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
•

as discussed below in Sources of Revenue, we receive revenues from various state and county based programs, including Medicaid in all the states in which we operate, (we receive Medicaid revenues in excess of $90 million annually from each of Texas, Washington, D.C., California, Nevada, Illinois, Pennsylvania, Virginia, Massachusetts and Florida); CMS-approved Medicaid supplemental programs in certain states including Texas, Illinois, Oklahoma, Mississippi, California, Ohio and Arkansas, and; state Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations;

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

•

the Department of Health and Human Services (“HHS”) published final regulations in July, 2010 implementing the health information technology (“HIT”) provisions of the American Recovery and Reinvestment Act (referred to as the “HITECH Act”). The final regulation defines the “meaningful use” of Electronic Health Records (“EHR”) and establishes the requirements for the Medicare and Medicaid EHR payment incentive programs. The implementation period for these new Medicare and Medicaid incentive payments started in federal fiscal year 2011 and can end as late as 2016 for Medicare and 2021 for the state Medicaid programs. Hospitals that do not qualify as a meaningful user of EHR by 2015 are subject to a reduced market basket update to the inpatient prospective payment system (“IPPS”) standardized amount in 2015 and each subsequent fiscal year. We believe that all of our acute care hospitals have met the applicable meaningful use criteria and therefore were not subject to a reduced market basked update to the IPPS standardized amount in federal fiscal year 2015. However, under the HITECH Act, hospitals must continue to meet the applicable meaningful use criteria in each fiscal year or they will be subject to a market basket update reduction in a subsequent fiscal year. Failure of our acute care hospitals to continue to meet the applicable meaningful use criteria would have an adverse effect on our future net revenues and results of operations. There will likely be timing differences in the recognition of the incentive income and expenses recorded in connection with the implementation of the EHR applications which may cause material period-to-period changes in our future results of operations;

•

in August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. The 2011 Act imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year (annual reduction of approximately $36 million to our Medicare net revenues) with a uniform percentage reduction across all Medicare programs. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, continued the 2% reductions to Medicare reimbursement imposed under the 2011 Act. We cannot predict whether Congress will restructure the implemented Medicare payment reductions or what other federal budget deficit reduction initiatives may be proposed by Congress going forward;

•

our accounts receivable as of December 31, 2015 and December 31, 2014 include amounts due from Illinois of approximately $28 million and $44 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $12 million as of December 31, 2015 and $23 million as of December 31, 2014, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. In addition, our accounts receivable as of December 31, 2015 and December 31, 2014 includes approximately $80 million and $102 million, respectively, due from Texas in connection with Medicaid supplemental payment programs. The $80 million due from Texas as of December 31, 2015 consists of $47 million related to uncompensated care program revenues, $9 million related to disproportionate share hospital program revenues and $24 million related to Delivery Service Reform Incentive Payment program (“DSRIP”) revenues. The above-mentioned Texas DSRIP receivables outstanding as of December 31, 2015 were collected in January, 2016. Although the accounts receivable due from Illinois and Texas could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois and/or Texas. Failure to ultimately collect all outstanding amounts due from these states would have an adverse impact on our future consolidated results of operations and cash flows;

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

Revenue Recognition:  We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 35% of our net patient revenues during 2015, 38% during 2014 and 39% during 2013. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 52% of our net patient revenues during 2015, 50% during 2014 and 49% during 2013.

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

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our Consolidated Balance Sheets. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we cannot provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our results in 2015, 2014 and 2013. If it were to occur, each 1% adjustment to our estimated net Medicare revenues that are subject to retrospective review and settlement as of December 31, 2015, would change our after-tax net income by approximately $1 million.

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts the reported amounts in future periods for the provision for doubtful accounts and other accounts such as Medicaid pending. Although the patient’s ultimate eligibility determination may result in amounts being reclassified among these accounts from period to period, these reclassifications did not have a material impact on our results of operations in 2015, 2014 or 2013 since our facilities make estimates at each financial reporting period to reserve for amounts that are deemed to be uncollectible.

We also provide discounts to uninsured patients (included in “uninsured discounts” amounts below) who do not qualify for Medicaid or charity care. Because we do not pursue collection of amounts classified as uninsured discounts, they are not reported in our net revenues or in our net accounts receivable. In implementing the discount policy, we first attempt to qualify uninsured patients for governmental programs, charity care or any other discount program. If an uninsured patient does not qualify for these programs, the uninsured discount is applied. Effective January 1, 2014, in response to market conditions and other considerations, we modified our uninsured discount policy and increased the discount to 60% of gross charges from 30% previously. Since we expect to collect only a small portion of amounts due from our uninsured patients, the increase in the uninsured discount as of January 1, 2014 had no material impact on our 2015 and 2014 net revenues, net income attributable to UHS or net accounts receivable, as compared to 2013. However, this change resulted in an increase in uninsured discounts and a decrease in the provision for doubtful accounts. Our accounts receivable are recorded net of allowance for doubtful accounts of $399 million and $325 million at December 31, 2015 and 2014, respectively.

Approximately 85% during 2015 and 84% during 2014 of our consolidated provision for doubtful accounts, was incurred by our acute care hospitals. Shown below is our payer mix concentrations and related aging of our billed accounts receivable, net of contractual allowances, for our acute care hospitals as of December 31, 2015 and 2014:

As of December 31, 2015:

	Days
Payer	0-60	61-120	121-180	over 180
Medicare	$71,364	$5,189	$1,837	$4,743
Medicaid	11,817	7,630	3,418	8,419
Commercial insurance and other	315,674	120,896	59,765	143,736
Private pay	101,927	62,356	22,000	25,437
Total	$500,782	$196,071	$87,020	$182,335

As of December 31, 2014:

	Days
Payer	0-60	61-120	121-180	over 180
Medicare	$65,854	$3,988	$1,780	$9,138
Medicaid	11,049	7,226	4,306	11,354
Commercial insurance and other	283,565	96,973	46,344	111,875
Private pay	81,376	48,112	8,642	17,788
Total	$441,844	$156,299	$61,072	$150,155

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

Self-Insured/Other Insurance Risks: We provide for self-insured risks, primarily general and professional liability claims and workers’ compensation claims. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimate of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. All relevant information, including our own historical experience is used in estimating the expected amount of claims. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Our estimated self-insured reserves are reviewed and changed, if necessary, at each reporting date and changes are recognized currently as additional expense or as a reduction of expense. In addition, we also: (i) own commercial health insurers headquartered in Reno, Nevada, and Puerto Rico and; (ii) maintain self-insured employee benefits programs for employee healthcare and dental claims. The ultimate costs related to these programs/operations include expenses for claims incurred and paid in addition to an accrual for the estimated expenses incurred in connection with claims incurred but not yet reported. Given our significant insurance-related exposure, there can be no assurance that a sharp increase in the number and/or severity of claims asserted against us will not have a material adverse effect on our future results of operations.

See Note 8 to the Consolidated Financial Statements-Commitments and Contingencies, for additional disclosure related to our professional and general liability, workers’ compensation liability and property insurance.

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

Goodwill and Intangible Assets: Goodwill and indefinite-lived intangible assets are reviewed for impairment at the reporting unit level on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit.  During the quarter ended September 30, 2015, we changed our annual goodwill and indefinite-lived intangibles testing date from September 1st to October 1st. Management believes that this voluntary change in accounting method is preferable as it aligns the annual impairment testing date with our annual budgeting process.  In connection with this change, we first performed an impairment test as of September 1, 2015, which indicated no impairment of goodwill or indefinite-lived intangible assets.  We performed an additional impairment test as of October 1, 2015 which also indicated no impairment of goodwill or indefinite-lived intangible assets. There were also no impairments during 2014 or 2013. The 2015 change in annual testing date does not delay, accelerate or avoid an impairment charge. Future changes in the estimates used to conduct the impairment review, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill or indefinite-lived intangible assets.

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

Recent Accounting Pronouncements:  For a summary of recent accounting pronouncements, please see Note 1 to the Consolidated Financial Statements-Accounting Standards as included in this Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

The following table summarizes our results of operations, and is used in the discussion below, for the years ended December 31, 2015, 2014 and 2013 (dollar amounts in thousands):

	Year Ended December 31,
	2015		2014		2013
		% of Net		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$9,784,724		$8,904,071		$8,495,089
Less: Provision for doubtful accounts	741,273		698,983		1,127,216
Net revenues	9,043,451	100.0%	8,205,088	100.0%	7,367,873	100.0%
Operating charges:
Salaries, wages and benefits	4,212,387	46.6%	3,845,461	46.9%	3,604,620	48.9%
Other operating expenses	2,119,805	23.4%	1,922,743	23.4%	1,552,795	21.1%
Supplies expense	974,088	10.8%	895,693	10.9%	821,089	11.1%
Depreciation and amortization	398,618	4.4%	375,624	4.6%	337,172	4.6%
Lease and rental expense	94,973	1.1%	93,993	1.1%	97,758	1.3%
Electronic health records incentive income	(15,815)	-0.2%	(27,902)	-0.3%	(61,024)	-0.8%
Costs related to extinguishment of debt	0	0.0%	36,171	0.4%	0	0.0%
Subtotal-operating expenses	7,784,056	86.1%	7,141,783	87.0%	6,352,410	86.2%
Income from operations	1,259,395	13.9%	1,063,305	13.0%	1,015,463	13.8%
Interest expense, net	113,494	1.3%	133,638	1.6%	146,131	2.0%
Income before income taxes	1,145,901	12.7%	929,667	11.3%	869,332	11.8%
Provision for income taxes	395,203	4.4%	324,671	4.0%	315,309	4.3%
Net income	750,698	8.3%	604,996	7.4%	554,023	7.5%
Less: Income attributable to noncontrolling interests	70,170	0.8%	59,653	0.7%	43,290	0.6%
Net income attributable to UHS	$680,528	7.5%	$545,343	6.6%	$510,733	6.9%

Year Ended December 31, 2015 as compared to the Year Ended December 31, 2014:

Net revenues increased 10% or $838 million to $9.04 billion during 2015 as compared to $8.21 billion during 2014. The increase was primarily attributable to:

•	a $552 million or 7% increase in net revenues generated from our acute care and behavioral health care operations owned during both periods (which we refer to as “same facility”), and;
•

other combined net increase of $286 million consisting primarily of: (i) the revenues generated at 21 behavioral health care facilities acquired in the U.K. since September of 2014; (ii) a full year of revenues generated at a commercial health insurer headquartered in Reno, Nevada, that was acquired in June, 2014, and; (iii) the revenues generated at the 4 inpatient facilities and 8 outpatient centers acquired in October, 2015 as part of our acquisition of Foundations Recovery Network, LLC.

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $216 million to $1.15 billion during 2015 as compared to $930 million during 2014. Included in our income before income taxes during 2015, as compared to 2014, was the following:

a.

an increase of $77 million at our acute care facilities as discussed below in Acute Care Hospital Services, excluding the EHR impact (as mentioned in g. below) and excluding the change resulting from the reduction to our prior year professional and general liability self-insurance reserves recorded during 2014 (as mentioned in c. below);

b.

an increase of $86 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, excluding the change resulting from the reduction to our prior year professional and general liability self-insurance reserves during 2014 (as mentioned in c. below);

c.

a net decrease of $20 million resulting from the reduction recorded during 2014 to our professional and general liability self-insurance reserves based upon a reserve analysis, as discussed in Note 8 to the Consolidated Financial Statements-Commitments and Contingencies ($11 million of which was applicable to our acute care hospitals and $9 million was applicable to our behavioral health care facilities);

d.	an increase of $20 million resulting from a reduction in interest expense due primarily to decreases in interest rate swap expense and amortization of financing fees;
e.	an increase of $48 million resulting from a charge incurred during 2014 in connection with the settlement of the Garden City Employees’ Retirement System v. Psychiatric Solutions, Inc. legal matter;
f.

an increase of $36 million resulting from a charged incurred during the third quarter of 2014 in connection with the costs related to extinguishment of debt resulting from various financing transaction that occurred at that time;

g.

a decrease of $12 million related to the incentive income ($16 million in 2015 and $28 million in 2014), net of related depreciation and amortization expense ($37 million in each of 2015 and 2014), recorded during each year in connection with the implementation of EHR applications at our acute care hospitals;

h.	a decrease of $10 million due to the pre-tax gain realized during 2014 resulting from the divestiture of a non-operating investment, and;
i.	$9 million of other combined net decreases.

Net income attributable to UHS increased $135 million to $681 million during 2015 as compared to $545 million during 2014. The increase consisted of:

•	an increase of $216 million in income before income taxes, as discussed above;
•	a decrease of $10 million resulting from an increase in the income attributable to noncontrolling interests, and;
•

a decrease of $71 million resulting from an increase in the provision for income taxes resulting primarily from the income tax provision on the $206 million increase in pre-tax income ($216 million increase in income before income taxes less the $10 million decrease in income resulting from an increase in the income attributable to noncontrolling interests).

Year Ended December 31, 2014 as compared to the Year Ended December 31, 2013:

Net revenues increased 11% or $837 million to $8.21 billion during 2014 as compared to $7.37 billion during 2013. The increase was primarily attributable to:

•	a $557 million or 8% increase in net revenues generated at our acute care and behavioral health care operations, on a same facility basis, and;
•

other combined net increase of $280 million consisting primarily of the net revenues generated during 2014 related to acquisitions made during the year including: (i) a commercial health insurer headquartered in Reno, Nevada; (ii) the behavioral health facilities located in the U.K. acquired as part of our acquisition of Cygnet Health Care Limited, and; (iii) a 124-bed behavioral health care facility and outpatient treatment center located in Washington, D.C. Also contributing to the increase in net revenues was a full year of net revenues generated during 2014 at Temecula Valley Hospital, a 140-bed, newly constructed acute care facility that was completed and opened during the fourth quarter of 2013.

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

c.

a net decrease of $61 million resulting from the change in the reductions to our professional and general liability self-insurance reserves recorded during 2014 and 2013 based upon reserve analyses, as discussed in Note 8 to the Consolidated Financial Statements-Commitments and Contingencies ($20 million reduction recorded during 2014 of which $11 million was applicable to our acute care hospitals and $9 million was applicable to our behavioral health care facilities, as compared to an $81 million reduction recorded during 2013 of which $63 million was applicable to our acute care hospitals and $18 million was applicable to our behavioral health care facilities);

d.	a decrease of $48 million resulting from a charge incurred in connection with the settlement of the Garden City Employees’ Retirement System v. Psychiatric Solutions, Inc. legal matter;
e.

a decrease of $36 million recorded during the third quarter of 2014 in connection with the costs related to extinguishment of debt resulting from various financing transactions that occurred at that time;

f.

a decrease of $27 million related to the incentive income ($28 million in 2014 and $61 million in 2013), net of related expenses ($37 million in 2014 and $43 million in 2013), recorded during each year in connection with the implementation of EHR applications at our acute care hospitals;

g.	an increase of $10 million due to the pre-tax gain realized during 2014 resulting from the divestiture of a non-operating investment, and;
h.	$37 million of other combined net decreases.

Net income attributable to UHS increased $35 million to $545 million during 2014 as compared to $511 million during 2013. The increase consisted of:

•	an increase of $60 million in income before income taxes, as discussed above;
•	a decrease of $16 million resulting from an increase in the income attributable to noncontrolling interests, and;
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

Acute Care Hospital Services

Year Ended December 31, 2015 as compared to the Year Ended December 31, 2014:

Acute Care Hospital Services-Same Facility Basis

We believe that providing our results on a “Same Facility” basis, which includes the operating results for facilities and businesses operated in both the current year and prior year periods, is helpful to our investors as a measure of our operating performance. Our Same Facility results also neutralize the impact of the EHR applications, the effect of items that are non-operational in nature including items such as, but not limited to, gains on sales of assets and businesses, impacts of settlements, legal judgments and lawsuits and other amounts that may be reflected in the current or prior year financial statements that relate to prior periods. Our Same Facility basis results reflected on the tables below also exclude from net revenues and other operating expenses, provider tax assessments incurred in each period as discussed below Sources of Revenue-Various State Medicaid Supplemental Payment Programs. However, these provider tax assessments are included in net revenues and other operating expenses as reflected in the table below under All Acute Care Hospitals. The provider tax assessments had no impact on the income before income taxes as reflected on the tables below since the amounts offset between net revenues and other operating expenses.

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussions below for the years ended December 31, 2015 and 2014 (dollar amounts in thousands):

	Year Ended		Year Ended
	December 31, 2015		December 31, 2014
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$5,080,467		$4,695,474
Less: Provision for doubtful accounts	618,011		590,384
Net revenues	4,462,456	100.0%	4,105,090	100.0%
Operating charges:
Salaries, wages and benefits	1,876,794	42.1%	1,728,808	42.1%
Other operating expenses	983,448	22.0%	930,796	22.7%
Supplies expense	778,787	17.5%	709,725	17.3%
Depreciation and amortization	226,412	5.1%	216,496	5.3%
Lease and rental expense	49,817	1.1%	50,794	1.2%
Subtotal-operating expenses	3,915,258	87.7%	3,636,619	88.6%
Income from operations	547,198	12.3%	468,471	11.4%
Interest expense, net	3,776	0.1%	4,302	0.1%
Income before income taxes	543,422	12.2%	464,169	11.3%

On a same facility basis during 2015, as compared to 2014, net revenues at our acute care hospitals increased $357 million or 9%. Income before income taxes increased $79 million or 17% to $543 million or 12.2% of net revenues during 2015 as compared to $464 million or 11.3% of net revenues during 2014.

Inpatient admissions to these facilities increased 4.2% during 2015, as compared to 2014, while patient days increased 4.4%. Adjusted admissions (adjusted for outpatient activity) increased 5.4% and adjusted patient days increased 5.5% during 2015, as compared to 2014. The average length of inpatient stay at these facilities was 4.7 days during 2015 and 4.6 days during 2014. The occupancy rate, based on the average available beds at these facilities, was 59% during 2015 and 58% during 2014. On a same facility basis, net revenue per adjusted admission at these facilities increased 3.9% during 2015, as compared to 2014, and net revenue per adjusted patient day increased 3.7% during 2015, as compared to 2014.

All Acute Care Hospitals Services

The following table summarizes the results of operations for all our acute care operations during 2015 and 2014. These amounts include: (i) our acute care results on a same facility basis, as indicated above; (ii) the impact of the implementation of EHR applications at our acute care hospitals; (iii) the operating results of a commercial health insurer acquired in June of 2014 (the operating results for the periods of June through December of 2015 and 2014 are also included in the same facility basis results reflected above); (iv) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (v) certain other amounts. Dollar amounts below are reflected in thousands.

	Year Ended		Year Ended
	December 31, 2015		December 31, 2014
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$5,263,577		$4,768,487
Less: Provision for doubtful accounts	631,013		590,384
Net revenues	4,632,564	100.0%	4,178,103	100.0%
Operating charges:
Salaries, wages and benefits	1,896,002	40.9%	1,728,973	41.4%
Other operating expenses	1,131,481	24.4%	993,063	23.8%
Supplies expense	780,019	16.8%	709,776	17.0%
Depreciation and amortization	266,912	5.8%	253,769	6.1%
Lease and rental expense	50,121	1.1%	50,794	1.2%
Electronic health records incentive income	(15,815)	-0.3%	(27,902)	-0.7%
Subtotal-operating expenses	4,108,720	88.7%	3,708,473	88.8%
Income from operations	523,844	11.3%	469,630	11.2%
Interest expense, net	4,214	0.1%	4,302	0.1%
Income before income taxes	519,630	11.2%	465,328	11.1%

During 2015, as compared to 2014, net revenues at our acute care hospitals increased $454 million or 11% to $4.63 billion due primarily to: (i) a $357 million, or 9%, increase same facility revenues, as discussed above, and; (ii) other combined net increase of $97 million consisting primarily of a full year of revenues related to a commercial health insurer headquartered in Reno, Nevada, that was acquired in June of 2014.

Income before income taxes increased $54 million to $520 million or 11.2% of net revenues during 2015 as compared to $465 million or 11.1% of net revenues during 2014.

Included in these results are the following:

•	the $79 million increase in income before income taxes experienced during 2015, as compared to 2014, from our acute care hospitals services, on a same facility basis, as discussed above;
•	a net decrease of $11 million resulting from a reduction recorded during 2014 to our professional and general liability self-insurance reserves attributable to our acute care hospitals;
•

a net decrease of $12 million related to the incentive income ($16 million in 2015 and $28 million in 2014), net of related depreciation and amortization expense ($37 million in each of 2015 and 2014), recorded in connection with the implementation of EHR applications at our acute care hospitals, and;

•	a net other combined decrease of $2 million.

Uncompensated care (charity care and uninsured discounts):

The following table shows the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the years ended December 31, 2015, 2014 and 2013:

	(dollar amounts in thousands)
	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Charity care	$506,571	42%	$515,435	45%	$593,474	59%
Uninsured discounts	696,463	58%	620,587	55%	405,296	41%
Total uncompensated care	$1,203,034	100%	$1,136,022	100%	$998,770	100%

The provision for doubtful accounts at our acute care hospitals was approximately $631 million during 2015, $590 million during 2014 and $1.02 billion during 2013. The decrease in the provision for doubtful accounts during 2014, as compared to 2013, was primarily due to the increase in the uninsured discount (effective January 1, 2014, as discussed above in Charity Care, Uninsured discounts and Provision for Doubtful Accounts), and reclassifications among provision for doubtful accounts and other accounts such as Medicaid pending based upon our patients’ ultimate eligibility determination, as discussed above.

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

	(amounts in thousands)
	2015	2014	2013
Estimated cost of providing charity care	$77,557	$78,475	$95,675
Estimated cost of providing uninsured discounts related care	106,630	94,484	65,338
Estimated cost of providing uncompensated care	$184,187	$172,959	$161,013

Year Ended December 31, 2014 as compared to the Year Ended December 31, 2013:

Acute Care Hospital Services-Same Facility Basis

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussions below for the years ended December 31, 2014 and 2013 (dollar amounts in thousands):

	Year Ended		Year Ended
	December 31, 2014		December 31, 2013
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$4,504,887		$4,581,280
Less: Provision for doubtful accounts	582,986		1,014,455
Net revenues	3,921,901	100.0%	3,566,825	100.0%
Operating charges:
Salaries, wages and benefits	1,684,286	42.9%	1,614,276	45.3%
Other operating expenses	799,805	20.4%	781,812	21.9%
Supplies expense	698,860	17.8%	641,078	18.0%
Depreciation and amortization	200,617	5.1%	191,274	5.4%
Lease and rental expense	50,367	1.3%	57,384	1.6%
Subtotal-operating expenses	3,433,935	87.6%	3,285,824	92.1%
Income from operations	487,966	12.4%	281,001	7.9%
Interest expense, net	4,305	0.1%	4,501	0.1%
Income before income taxes	483,661	12.3%	276,500	7.8%

On a same facility basis during 2014, as compared to 2013, net revenues at our acute care hospitals increased $355 million or 10%. Income before income taxes increased $207 million or 75% to $484 million or 12.3% of net revenues during 2014 as compared to $277 million or 7.8% of net revenues during 2013.

The increased income before income taxes experienced at our acute care facilities during 2014, as compared to 2013, was due in part to improved general economic conditions as well as a decrease in the number of uninsured patients treated at our hospitals. The decrease in the number of uninsured patients treated at our acute care hospitals was due primarily to the favorable impact of the Affordable Care Act which included the expansion of Medicaid in certain states in which we operate and the enrollment of patients in newly created commercial exchanges.

Inpatient admissions to these facilities increased 0.6% during 2014, as compared to 2013, while patient days increased 3.9%. Adjusted admissions increased 3.1% and adjusted patient days increased 6.5% during 2014, as compared to 2013. The average length of inpatient stay at these facilities was 4.7 days during 2014 and 4.5 days during 2013. The occupancy rate, based on the average available beds at these facilities, was 58% during 2014 and 56% during 2013. On a same facility basis, net revenue per adjusted admission at these facilities increased 6.6% during 2014, as compared to 2013, and net revenue per adjusted patient day increased 3.3% during 2014, as compared to 2013.

All Acute Care Hospital Services

The following table summarizes the results of operations for all our acute care operations during 2014 and 2013. These amounts include our acute care results on a same facility basis (as indicated above), the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, as well as the impact of other items as mentioned below (dollar amounts in thousands).

	Year Ended		Year Ended
	December 31, 2014		December 31, 2013
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$4,768,487		$4,618,607
Less: Provision for doubtful accounts	590,384		1,015,733
Net revenues	4,178,103	100.0%	3,602,874	100.0%
Operating charges:
Salaries, wages and benefits	1,728,973	41.4%	1,635,428	45.4%
Other operating expenses	993,063	23.8%	753,729	20.9%
Supplies expense	709,776	17.0%	643,169	17.9%
Depreciation and amortization	253,769	6.1%	227,368	6.3%
Lease and rental expense	50,794	1.2%	57,512	1.6%
Electronic health records incentive income	(27,902)	-0.7%	(61,024)	-1.7%
Subtotal-operating expenses	3,708,473	88.8%	3,256,182	90.4%
Income from operations	469,630	11.2%	346,692	9.6%
Interest expense, net	4,302	0.1%	4,501	0.1%
Income before income taxes	465,328	11.1%	342,191	9.5%

During 2014, as compared to 2013, net revenues at our acute care hospitals increased $575 million or 16% to $4.18 billion due primarily to: (i) a $355 million, or 10%, increase same facility revenues, as discussed above, and; (ii) other combined net increase of $220 million consisting primarily of the net revenues generated during 2014 related to the acquisition of a commercial health insurer and a full year of net revenues generated during 2014 at Temecula Valley Hospital, a 140-bed acute care facility that was completed and opened during the fourth quarter of 2013.

Income before income taxes increased $123 million to $465 million or 11.1% of net revenues during 2014 as compared to $342 million or 9.5% of net revenues during 2013.

Included in these results are the following:

•	the $207 million increase in income before income taxes experienced during 2014, as compared to 2013, at our acute care hospital services, on a same facility basis, as discussed above;
•

a net decrease of $52 million net increase resulting from reductions to our professional and general liability self-insurance reserves attributable to our acute care hospitals recorded during 2014 ($11 million) and 2013 ($63 million);

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

Behavioral Health Care Services

Year Ended December 31, 2015 as compared to the Year Ended December 31, 2014

Behavioral Health Care Facilities-Same Facility Basis

Our same facility basis results which include the operating results for facilities and businesses operated in both the current year and prior year period, neutralize the effect of items that are non-operational in nature including items such as, but not limited to, gains on sales of assets and businesses, impacts of settlements, legal judgments and lawsuits and other amounts that may be reflected in the current or prior year financial statements that relate to prior periods. Our same facility basis results reflected on the tables below also exclude from net revenues and other operating expenses, provider tax assessments incurred in each period as discussed below Sources of Revenue-Various State Medicaid Supplemental Payment Programs. However, these provider tax assessments are included in net revenues and other operating expenses as reflected in the table below under All Behavioral Health Care Facilities. The provider tax assessments had no impact on the income before income taxes as reflected on the tables below since the amounts offset between net revenues and other operating expenses.

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the years ended December 31, 2015 and 2014 (dollar amounts in thousands):

	Year Ended		Year Ended
	December 31, 2015		December 31, 2014
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$4,230,018		$4,036,585
Less: Provision for doubtful accounts	107,362		108,917
Net revenues	4,122,656	100.0%	3,927,668	100.0%
Operating charges:
Salaries, wages and benefits	1,979,930	48.0%	1,904,763	48.5%
Other operating expenses	804,420	19.5%	744,870	19.0%
Supplies expense	186,489	4.5%	181,700	4.6%
Depreciation and amortization	115,232	2.8%	112,461	2.9%
Lease and rental expense	40,229	1.0%	41,090	1.0%
Subtotal-operating expenses	3,126,300	75.8%	2,984,884	76.0%
Income from operations	996,356	24.2%	942,784	24.0%
Interest expense, net	1,478	0.0%	1,917	0.0%
Income before income taxes	994,878	24.1%	940,867	24.0%

On a same facility basis during 2015, as compared to 2014, net revenues at our behavioral health care facilities increased $195 million or 5% to $4.12 billion during 2015 as compared to $3.93 billion during 2014. Income before income taxes increased $54 million or 6% to $995 million or 24.1% of net revenues during 2015 as compared to $941 million or 24.0% of net revenues during 2014.

Inpatient admissions to these facilities increased 3.2% during 2015, as compared to 2014, while patient days increased 1.6%. Adjusted admissions increased 2.9% and adjusted patient days increased 1.2% during 2015, as compared to 2014. The average length of inpatient stay at these facilities was 12.7 days during 2015 and 12.9 days during 2014. The occupancy rate, based on the average available beds at these facilities, was 76% during 2015 and 75% during 2014. On a same facility basis, net revenue per adjusted admission at these facilities increased 1.8% during 2015, as compared to 2014, and net revenue per adjusted patient day increased 3.4% during 2015, as compared to 2014.

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care facilities during 2015 and 2014 which includes our behavioral health results on a same facility basis, the impact of the facilities acquired or opened within the previous twelve months, and the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes (dollar amounts in thousands):

	Year Ended		Year Ended
	December 31, 2015		December 31, 2014
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$4,510,477		$4,121,186
Less: Provision for doubtful accounts	110,142		108,970
Net revenues	4,400,335	100.0%	4,012,216	100.0%
Operating charges:
Salaries, wages and benefits	2,105,206	47.8%	1,917,927	47.8%
Other operating expenses	910,741	20.7%	808,894	20.2%
Supplies expense	192,387	4.4%	182,673	4.6%
Depreciation and amortization	124,205	2.8%	114,599	2.9%
Lease and rental expense	44,119	1.0%	42,138	1.1%
Subtotal-operating expenses	3,376,658	76.7%	3,066,231	76.4%
Income from operations	1,023,677	23.3%	945,985	23.6%
Interest expense, net	1,854	0.0%	1,917	0.0%
Income before income taxes	1,021,823	23.2%	944,068	23.5%

During 2015, as compared to 2014, net revenues at our behavioral health care facilities increased 10% or $388 million to $4.40 billion during 2015 as compared to $4.01 billion during 2014. The increase in net revenues was attributable to: (i) $195 million or 5% increase in same facility revenues, as discussed above, and; (ii) $193 million of other combined increases consisting primarily of the revenues generated at the 21 behavioral health care facilities acquired in the U.K. since September of 2014.

Income before income taxes increased $78 million or 8% to $1.02 billion or 23.2% of net revenues during 2015 as compared to $944 million or 23.5% of net revenues during 2014. The increase in income before income taxes at our behavioral health facilities was attributable to:

•	a $54 million increase at our behavioral health facilities on a same facility basis, as discussed above;
•	a combined net increase of $33 million related primarily to the income generated at the 21 behavioral health care facilities acquired in the U.K. since September of 2014, and;
•	a $9 million net decrease resulting from the reduction to our professional and general liability self-insurance reserves applicable to our behavioral health facilities recorded during 2014.

Year Ended December 31, 2014 as compared to the Year Ended December 31, 2013

Behavioral Health Care Facilities-Same Facility Basis

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the years ended December 31, 2014 and 2013 (dollar amounts in thousands):

	Year Ended		Year Ended
	December 31, 2014		December 31, 2013
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$3,962,209		$3,764,435
Less: Provision for doubtful accounts	107,498		111,308
Net revenues	3,854,711	100.0%	3,653,127	100.0%
Operating charges:
Salaries, wages and benefits	1,863,978	48.4%	1,785,006	48.9%
Other operating expenses	731,173	19.0%	669,587	18.3%
Supplies expense	178,810	4.6%	172,638	4.7%
Depreciation and amortization	109,479	2.8%	100,360	2.7%
Lease and rental expense	40,273	1.0%	38,182	1.0%
Subtotal-operating expenses	2,923,713	75.8%	2,765,773	75.7%
Income from operations	930,998	24.2%	887,354	24.3%
Interest expense, net	724	0.0%	2,079	0.1%
Income before income taxes	930,274	24.1%	885,275	24.2%

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

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care facilities during 2014 and 2013 which includes our behavioral health results on a same facility basis, the impact of the facilities acquired or opened within the previous twelve months, the impact of the other items mentioned below and the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes (dollar amounts in thousands):

	Year Ended		Year Ended
	December 31, 2014		December 31, 2013
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$4,121,186		$3,836,783
Less: Provision for doubtful accounts	108,970		111,270
Net revenues	4,012,216	100.0%	3,725,513	100.0%
Operating charges:
Salaries, wages and benefits	1,917,927	47.8%	1,799,589	48.3%
Other operating expenses	808,894	20.2%	712,483	19.1%
Supplies expense	182,673	4.6%	173,932	4.7%
Depreciation and amortization	114,599	2.9%	102,469	2.8%
Lease and rental expense	42,138	1.1%	39,092	1.0%
Subtotal-operating expenses	3,066,231	76.4%	2,827,565	75.9%
Income from operations	945,985	23.6%	897,948	24.1%
Interest expense, net	1,917	0.0%	2,079	0.1%
Income before income taxes	944,068	23.5%	895,869	24.0%

During 2014, as compared to 2013, net revenues at our behavioral health care facilities increased 8% or $287 million to $4.01 billion during 2014 as compared to $3.73 billion during 2013. The increase in net revenues was attributable to: (i) a $202 million or 6% increase in same facility revenues, as discussed above, and; (ii) $76 million of other combined net increases consisting primarily of the revenues generated at the facilities acquired during 2014 including the behavioral health facilities located in the U.K. and a 124-bed behavioral health care facility and outpatient treatment center located in Washington, D.C,.

Income before income taxes increased $48 million or 5% to $944 million or 23.5% of net revenues during 2014 as compared to $896 million or 24.0% of net revenues during 2013. The increase in income before income taxes at our behavioral health facilities was attributable to:

•	a $45 million increase at our behavioral health facilities on a same facility basis, as discussed above;
•	an $11 million increase related to the acquisition of the above-mentioned facilities located in the U.K. and Washington, D.C.;
•

a $9 million net decrease resulting from reductions to our professional and general liability self-insurance reserves applicable to our behavioral health facilities recorded during 2014 ($9 million) and 2013 ($18 million), and;

•	a $1 million other combined net increase.

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

The following tables show the approximate percentages of net patient revenue during the past three years for: (i) our Acute Care and Behavioral Health Care Facilities Combined; (ii) our Acute Care Facilities, and; (iii) our Behavioral Health Care Facilities. Net patient revenue is defined as revenue from all sources after deducting contractual allowances and discounts from established billing rates, which we derived from various sources of payment for the years indicated.

	Percentage of Net Patient Revenues
Acute Care and Behavioral Health Care Facilities Combined	2015	2014	2013
Third Party Payors:
Medicare	21%	23%	24%
Medicaid	14%	15%	15%
Managed Care (HMO and PPOs)	52%	50%	49%
Other Sources	13%	12%	12%
Total	100%	100%	100%

	Percentage of Net Patient Revenues
Acute Care Facilities	2015	2014	2013
Third Party Payors:
Medicare	26%	27%	29%
Medicaid	7%	8%	8%
Managed Care (HMO and PPOs)	64%	61%	59%
Other Sources	3%	4%	4%
Total	100%	100%	100%

	Percentage of Net Patient Revenues
Behavioral Health Care Facilities	2015	2014	2013
Third Party Payors:
Medicare	16%	18%	19%
Medicaid	20%	22%	22%
Managed Care (HMO and PPOs)	40%	39%	40%
Other Sources	24%	21%	19%
Total	100%	100%	100%

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

In August, 2013, CMS published its final IPPS 2014 payment rule which provided for a 2.5% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform mandated adjustments are considered, we estimate our overall increase from the final federal fiscal year 2014 rule (covering the period of October 1, 2013 through September 30, 2014) approximated 1.0%. This projected impact from the IPPS 2014 final rule includes both the impact of the ATRA of 2012 documentation and coding adjustment and the required changes to the DSH payments related to the traditional Medicare fee for service, however, it excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, as discussed below. The final rule also expands CMS’s policy under which it defines inpatient admissions to include the use of an objective time of care standard. Specifically, it would require Medicare’s external review contractors to presume that hospital inpatient admissions are reasonable and necessary when beneficiaries receive a physician order for admission and receive medically necessary services for at least two midnights (the “Two Midnight” rule). Correspondingly, under the final rule, CMS presumes that hospital services spanning less than two midnights should have been provided on an outpatient basis and paid under Medicare Part B unless the medical record contains clear documentation supporting the physician’s order and an expectation that the Medicare beneficiary would need medically necessary care for more than two midnights, or is receiving services which CMS designates as inpatient only. Our acute care hospitals have begun to comply with the Two Midnight rule and, although we are unable to determine the ultimate impact at this time, its application could have a material unfavorable impact on our future results of operations. Excluding the potential impact of the Two Midnight rule, the final IPPS 2014 payment rule did not have a material impact on our results of operations. In April, 2015, Congress voted to extend an enforcement moratorium on the Two Midnight rule through the end of fiscal year 2015. Although the prohibition of recovery auditor patient status reviews expired on October 1, 2015, CMS did not approve recovery auditors to conduct patient status reviews for admission dates through December 31, 2015.

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

In August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. Included in this law are the imposition of annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Committee, which was responsible for developing recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year.  The Bipartisan Budget Act of 2015, enacted on November 2, 2015, continued the 2% reductions to Medicare reimbursement imposed under the 2011 Act.  For federal fiscal year 2015, the aggregate annual sequestration reduction to our Medicare net revenues was approximately $36 million with a uniform percentage reduction across all Medicare programs.

On January 2, 2013 ATRA was enacted which, among other things, includes a requirement for CMS to recoup $11 billion from hospitals from Medicare IPPS rates during federal fiscal years 2014 to 2017. The recoupment relates to IPPS documentation and coding adjustments for the period 2008 to 2013 for which adjustments were not previously applied by CMS. Both the 2014 and 2015 IPPS final rules include a -0.8% recoupment adjustment. CMS has included the same 0.8% recoupment adjustment in fiscal year 2016 and expects to make similar adjustment in federal fiscal year 2017 in order to recover the entire $11 billion. This adjustment is reflected in the 2014, 2015 and 2016 IPPS estimated impact amounts noted above. On April 16, 2015, the Medicare Access and CHIP Reauthorization Act of 2015 was enacted and an anticipated 3.2% payment increase in 2018 is scheduled to be phased in at 0.5% per year over 6 years beginning in fiscal year 2018.

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

In October, 2014, CMS published its OPPS final rule for 2015. The hospital market basket increase is 2.9%. The Medicare statute requires a productivity adjustment reduction of 0.5% and 0.2% reduction to the 2015 OPPS market basket resulting in a 2015 OPPS market basket update at 2.2%. In the final rule, CMS will reduce the 2015 Medicare rates for both hospital-based and community mental health center partial hospitalization programs. When other statutorily required adjustments, hospital patient service mix and the aforementioned partial hospitalization rates are considered, we estimate that our overall Medicare OPPS for 2015 will aggregate to a net increase of 0.2%. Excluding the behavioral health division partial hospitalization rate impact, our Medicare OPPS payment increase for 2015 is estimated to be 1.5%.

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

We receive Medicaid revenues in excess of $90 million annually from each of Texas, Washington, D.C., California, Nevada, Illinois, Pennsylvania, Virginia, Massachusetts and Florida, making us particularly sensitive to reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The South Carolina and Texas DSH programs were renewed for each state’s 2016 DSH fiscal year (covering the period of October 1, 2015 through September 30, 2016). During the second quarter of 2015, the Texas Health and Human Services Commission (“THHSC”) finalized DSH payments for federal fiscal year 2014 which resulted in a $6 million annualized reduction in our Texas Medicaid DSH payments retroactive to October, 2013. In connection with these DSH programs, included in our financial results was an aggregate of $36 million during 2015, $49 million during 2014 and $54 million during 2013. We expect reimbursements to our hospitals, pursuant to the 2016 fiscal year programs for Texas and South Carolina, to be at amounts similar to each state’s 2015 fiscal year amounts.

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

Under these programs, including the impact of Uncompensated Care and Upper Payment Limit programs, and the Texas Delivery System Reform Incentive program, we earned revenues (before Provider Taxes) of approximately $307 million during 2015, $295 million during 2014 and $213 million during 2013. These revenues were offset by Provider Taxes of $137 million during 2015, $140 million during 2014 and $84 million during 2013, which are recorded in other operating expenses on the Consolidated Statements of Income as included herein.

Texas Uncompensated Care/Upper Payment Limit Payments:

Certain of our acute care hospitals located in various counties of Texas (Hidalgo, Maverick, Potter and Webb) participate in Medicaid supplemental payment Section 1115 Waiver indigent care programs. Section 1115 Waiver Uncompensated Care (“UC”) payments replace the former Upper Payment Limit (“UPL”) payments. These hospitals also have affiliation agreements with third-party hospitals to provide free hospital and physician care to qualifying indigent residents of these counties. Our hospitals receive both supplemental payments from the Medicaid program and indigent care payments from third-party, affiliated hospitals. The supplemental payments are contingent on the county or hospital district making an Inter-Governmental Transfer (“IGT”) to the state Medicaid program while the indigent care payment is contingent on a transfer of funds from the applicable affiliated hospitals. However, the county or hospital district is prohibited from entering into an agreement to condition any IGT on the amount of any private hospital’s indigent care obligation. During the second quarter of 2015, THHSC finalized the UC for federal fiscal year 2014 which resulted in an annualized $3 million increase in UC payments retroactive to October 1, 2013. We recorded net revenues/benefit from UC and affiliated hospital indigent care revenues of $61 million (net of Provider Taxes of $8 million) during 2015, $68 million (net of Provider Taxes of $17 million) during 2014 and $61 million (net of Provider Taxes of $10 million) during 2013. In April, 2015, THHSC published a final rule that would shift $136 million in funding from the private hospital UC pool to the large public hospital UC pool for the 2014 UC program year only. The impact from this final rule is incorporated into 2014 and 2015 UC amounts, as mentioned above. If the applicable hospital district or county makes IGTs consistent with 2015 levels, we believe we would be entitled to aggregate net revenues/benefit earned pursuant to these programs of approximately $55 million (net of Provider Taxes of $10 million) during 2016.

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

For state fiscal year 2016, Texas Medicaid will continue to operate under a CMS-approved Section 1115 five-year Medicaid waiver demonstration program. During the first five years of this program that started in state fiscal year 2012, the THHSC transitioned away from UPL payments to new waiver incentive payment programs, UC payments and Delivery System Reform Incentive Payments (“DSRIP”). During the first year of transition, which commenced on October 1, 2011, THHSC made payments to Medicaid UPL recipient providers that received payments during the state’s prior fiscal year. During demonstration years two through five (October 1, 2012 through September 30, 2016), THHSC has, and will continue to, make incentive payments under the program after certain qualifying criteria are met by hospitals. Supplemental payments are also subject to aggregate statewide caps based on CMS approved Medicaid waiver amounts.

Texas Delivery System Reform Incentive Payments:

In addition, the Texas Medicaid Section 1115 Waiver includes a DSRIP pool to incentivize hospitals and other providers to transform their service delivery practices to improve quality, health status, patient experience, coordination, and cost-effectiveness. DSRIP pool payments are incentive payments to hospitals and other providers that develop programs or strategies to enhance access to health care, increase the quality of care, the cost-effectiveness of care provided and the health of the patients and families served. In May, 2014, CMS formally approved specific DSRIP projects for certain of our hospitals for demonstration years 3 to 5 (our facilities did not materially participate in the DSRIP pool during demonstration years 1 or 2). DSRIP payments are contingent on the hospital meeting certain pre-determined milestones, metrics and clinical outcomes. Additionally, DSRIP payments are contingent on a governmental entity providing an IGT for the non-federal share component of the DSRIP payment. THHSC generally approves DSRIP reported metrics, milestones and clinical outcomes on a semi-annual basis in June and December. We recorded net DSRIP revenues/benefit of approximately $24 million (net of Provider Taxes of $15 million) during 2015 and $17 million (net of Provider Taxes of $8 million) during 2014. There were no DSRIP revenues/benefit recorded during 2013. Although we can provide no assurance that we will ultimately qualify for additional DSRIP revenues, subject to CMS’s approval and other conditions as outlined above, we estimate that we may be entitled to additional DSRIP revenues/benefit of approximately $25 million (net of Provider Taxes of $16 million) during 2016.

Nevada SPA:

In Nevada, CMS approved a state plan amendment (“SPA”) in August, 2014 that implemented a hospital supplemental payment program retroactive to January 1, 2014 and effective to June 30, 2015. In September, 2015, CMS also approved the successor supplemental payment program retroactive to July 1, 2015 to June 30, 2016.  Included in our results of operations during 2015 and 2014 were approximately $10 million and $12 million, respectively, of net revenues earned in connection with this program.  We estimate that our reimbursements pursuant to these programs will approximate $10 million during 2016.

Various Other State Medicaid Supplemental Payment Programs:

Including the impact of the programs in various states applicable to each year, and excluding the impact of various programs in Texas and the Nevada SPA, as discussed above, we earned an aggregate net revenues/benefit from Medicaid supplemental payments of approximately $86 million (net of Provider Taxes of $113 million) during 2015, $71 million (net of Provider Taxes of $115 million) during 2014 and $69 million (net of Provider Taxes of $74 million) during 2013.  We estimate that our aggregate net revenues/benefit from Provider Tax programs will approximate $80 million (net of Provider Taxes of $126 million) during 2016. These amounts include the impact of the CMS approved California Provider Tax and related Medicaid supplemental payment programs, which did not have a material impact on our operating results. The aggregate net benefit is earned from multiple states and therefore no particular state’s portion is individually material to our consolidated financial statements. However, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our consolidated future results of operations.

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

Pursuant to HITECH Act regulations, hospitals that do not qualify as a meaningful user of EHR by 2015 were subject to a reduced market basket update to the IPPS standardized amount in 2015 and each subsequent fiscal year. All of our acute care hospitals have met the applicable meaningful use criteria and therefore were not subject to a reduced market basked update to the IPPS standardized amount in federal fiscal year 2015. However, under the HITECH Act, hospitals must continue to meet the applicable meaningful use criteria in each fiscal year or they will be subject to a market basket update reduction in a subsequent fiscal year.  No reduction is expected for federal fiscal year 2016. Failure of our acute care hospitals to continue to meet the applicable meaningful use criteria would have an adverse effect on our future net revenues and results of operations.

Our 2015 consolidated results of operations includes an unfavorable pre-tax impact of approximately $18 million consisting of approximately $16 million of EHR incentive income less approximately $37 million of depreciation and amortization expense, plus approximately $3 million of net expense attributable to noncontrolling interests.  Our 2014 consolidated results of operations includes an unfavorable pre-tax impact of approximately $8 million consisting of approximately $28 million of EHR incentive income less approximately $37 million of depreciation and amortization expense, plus approximately $1 million of net expense attributable to noncontrolling interests. Our 2013 consolidated results of operations includes a favorable pre-tax impact of approximately $19 million consisting of approximately $61 million of EHR incentive income less approximately $10 million of salaries, wages, benefits and other operating expenses, approximately $33 million of depreciation and amortization expense, plus approximately $1 million of net expense attributable to noncontrolling interests.

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

Readmission Reduction Program:

In the Affordable Care Act, Congress also mandated implementation of the hospital readmission reduction program (“HRRP”). The HRRP assesses penalties on hospitals having excess readmission rates when compared to expected rates, effective for discharges beginning October 1, 2012. In the fiscal year 2013 IPPS final rule, CMS finalized certain policies with regard to payment under the

HRRP, including which hospitals are subject to the HRRP, the methodology to calculate the hospital readmission payment adjustment factor, and what portion of the IPPS payment is used to calculate the readmission adjustment factor. In the fiscal year 2014 IPPS final rule, CMS finalized revisions to the three 30-day admission measures in the program—heart failure, myocardial infarction, and pneumonia—to exclude planned readmissions. Under the Affordable Care Act, beginning in fiscal year 2015, the maximum reduction in payments under the HRRP will increase from 2% to 3%. CMS will expand the program and add two readmission measures, one, acute exacerbation of chronic obstructive pulmonary disease (COPD) and, two, patients admitted for elective total hip arthroplasty (THA) and total knee arthroplasty (TKA). In the fiscal year 2015 IPPS final rule, CMS added readmissions for coronary artery bypass graft (CABG) surgical procedures beginning in fiscal year 2017. The impact of HRRP for federal fiscal year 2015 did not have a material adverse effect on our results of operations.

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

Other Operating Results

Combined net revenues and income/losses before income taxes from our surgical hospitals, ambulatory surgery centers and radiation oncology centers did not have a material impact on our consolidated results of operations during 2015, 2014 or 2013.

Interest Expense

Below is a schedule of our interest expense during 2015, 2014 and 2013 (amounts in thousands):

	2015	2014	2013
Revolving credit & demand notes (a.)	$3,355	$2,984	$3,463
$400 million, 7.125% Senior Notes due 2016	28,496	28,496	28,496
$250 million, 7.00% Senior Notes due 2018 (b.)	—	10,208	17,500
$300 million, 3.75% Senior Notes due 2019 (c.)	11,250	4,500	—
$300 million, 4.75% Senior Notes due 2022 (c.)	14,250	5,700	—
Term loan facility A/new (a.)	30,175	12,507	—
Term loan facility A/original (a.)	—	9,769	18,994
Term loan facility A2 (a.)	—	8,747	16,625
Term loan facility B/B1 (a.) (e.)	—	8,009	21,569
Accounts receivable securitization program (d.)	3,074	2,446	2,548
Subtotal-revolving credit, demand notes, senior notes, term loan facilities and accounts receivable securitization program	90,600	93,366	109,195
Interest rate swap expense, net	10,206	19,063	19,183
Amortization of financing fees	7,134	15,400	21,783
Other combined interest expense	6,137	6,346	6,645
Capitalized interest on major projects	(304)	—	(4,921)
Interest income	(279)	(537)	(5,754)
Interest expense, net	$113,494	$133,638	$146,131

(a.)

In August, 2014, we entered into a fourth amendment to our credit agreement dated November 15, 2010, as amended.  The credit agreement, as amended, which is scheduled to expire in August, 2019, consists of: (i) an $800 million revolving credit facility, and; (ii) a $1.775 billion Term Loan A facility, which combined our previously outstanding term loan A and term loan A2 facilities (which were scheduled to mature in 2016).  Interest rates were not impacted by the fourth amendment to the credit agreement.  The Term Loan B-1 facility was repaid in August, 2014, utilizing other borrowed funds.

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

(d.)

In December, 2015, we amended our existing accounts receivable securitization program, which was scheduled to expire in October, 2016, to extend the term through December 21, 2018 and increase the borrowing limit to $400 million from $360 million.

(e.)

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

Interest expense decreased $20 million during 2015 to $113 million as compared to $134 million during 2014. The decrease was due primarily to: (i) a $3 million decrease in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facilities and accounts receivable securitization program due primarily to a decrease in our average outstanding borrowings as well as a decrease in our aggregate average cost of borrowings pursuant to these facilities, as discussed below;  (ii) a $9 million decrease  in interest rate swap expense, resulting primarily from the 2015 maturities of our previously outstanding interest rate swaps, and;  (iii) an $8 million decrease in amortization and financing fees, resulting primarily from the write-off of certain deferred financing costs and original issue discounts in connection with various financing transactions that occurred during the third quarter of 2014, as discussed above.

Interest expense decreased $12 million during 2014 to $134 million as compared to $146 million during 2013. The decrease was due primarily to: (i) a $16 million decrease in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facilities and accounts receivable securitization program due primarily to a decrease in our average outstanding borrowings as well as a decrease in our aggregate average cost of borrowings pursuant to these facilities, as discussed below; (ii) a $6 million decrease in the amortization of financing fees, resulting primarily from the write-off of certain deferred financing costs and original issue discounts in connections with the financing transactions during the third quarter of 2014, as discussed above, offset by; (iii) $5 million of capitalized interest recorded on major projects during 2013, and; (iv)  a $5 million decrease in interest income, primarily related to the interest income received from Illinois during 2013 related to delayed cash remittances to us.

The aggregate average outstanding borrowings under our revolving credit, demand notes, senior notes, term loan facilities and accounts receivable securitization program were approximately $3.1 billion during 2015, $3.2 billion during 2014 and $3.5 billion during 2013. The average effective interest rate on these facilities, excluding the amortization of deferred financing costs and original issue discounts and designated interest rate swap expense was 2.9% during each of 2015 and 2014 and 3.1% during 2013. The average effective interest rate on these facilities, including amortization of deferred financing costs and original issue discounts and designated interest rate swap expense was 3.4% during 2015, 3.9% during 2014 and 4.2% during 2013.

Costs Related to Early Extinguishment of Debt

In connection with various financing transactions completed during 2014, as discussed below in Capital Resources-Credit Facilities and Outstanding Debt Securities, our 2014 results of operations include a $36 million pre-tax charge incurred for the costs related to the extinguishment of debt. This charge consisted of the write-off of deferred charges ($20 million) and original issue discount on the extinguished debt ($5 million) as well as the make-whole premium paid ($11 million) on the early redemption of the $250 million, 7.00% senior unsecured notes. There were no costs related to early extinguishment of debt incurred during 2015 or 2013.

Provision for Income Taxes and Effective Tax Rates

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for each of the years ended December 31, 2015, 2014 and 2013 (dollar amounts in thousands):

	2015	2014	2013
Provision for income taxes	$395,203	$324,671	$315,309
Income before income taxes	1,145,901	929,667	869,332
Effective tax rate	34.5%	34.9%	36.3%

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

The effective tax rates, as calculated by dividing the provision for income taxes by the difference in income before income taxes, minus net income attributable to noncontrolling interests, were as follows for each of the years ended December 31, 2015, 2014 and 2013 (dollar amounts in thousands):

	2015	2014	2013
Provision for income taxes	$395,203	$324,671	$315,309
Income before income taxes	1,145,901	929,667	869,332
Less: Net income attributable to noncontrolling interests	(70,170)	(59,653)	(43,290)
Income before income taxes and after net income attributable to noncontrolling interests	1,075,731	870,014	826,042
Effective tax rate	36.7%	37.3%	38.2%

The impact of the discrete tax items did not have a material impact on our provision for income taxes during 2015, 2014 or 2013. The decrease in the effective tax rate during 2015, as compared to 2014, was due primarily to lower effective income tax rates applicable to the income generated during 2015 at the behavioral health care facilities located in the U.K. that were acquired since the third quarter of 2014. The decrease in the effective tax rate during 2014, as compared to 2013, was due primarily to: (i) a decrease in our blended effective state income tax rate during 2014; (ii) the income tax provision recorded during 2013 on the sale of Peak Behavioral Health Services which was divested in May, 2013 (the tax basis gain realized on the sale of Peak Behavioral Health Services exceeded the gain recorded pursuant to generally accepted accounting principles), and; (iii) a decrease to our federal income tax provision relating to 2013 that was recorded during 2014.

We consider the undistributed earnings of certain of our foreign subsidiaries as of December 31, 2015 and 2014, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2015 and 2014, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $49 million and $12 million, respectively.

Discontinued Operations

There were no material divestitures during 2015 or 2014.

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

The following table shows the results of operations for Peak, which was reflected as discontinued operations during our period of ownership during 2013 (amounts in thousands). Since the aggregate income from discontinued operations before income tax expense is not material to our consolidated financial statements, it is included as a reduction to other operating expenses.

2013
Net revenues	$7,813
Income from discontinued operations, before income taxes	932
Gain on divestiture	3,080
Income from discontinued operations, before income tax expense	4,012
Income tax expense	(1,506)
Income from discontinued operations, net of income taxes	$2,506

Effects of Inflation and Seasonality

Seasonality —Our acute care services business is typically seasonal, with higher patient volumes and net patient service revenue in the first and fourth quarters of the year. This seasonality occurs because, generally, more people become ill during the winter months, which results in significant increases in the number of patients treated in our hospitals during those months.

Inflation —Inflation has not had a material impact on our results of operations over the last three years. However, since the healthcare industry is very labor intensive and salaries and benefits are subject to inflationary pressures, as are supply and other costs, we cannot predict the impact that future economic conditions may have on our ability to contain future expense increases. Our ability to pass on increased costs associated with providing healthcare to Medicare and Medicaid patients is limited due to various federal, state and local laws which have been enacted that, in certain cases, limit our ability to increase prices. We believe, however, that through adherence to cost containment policies, labor management and reasonable price increases, the effects of inflation on future operating margins should be manageable.

Liquidity

Year ended December 31, 2015 as compared to December 31, 2014:

Net cash provided by operating activities

Net cash provided by operating activities was $1.021 billion during 2015 as compared to $1.036 billion during 2014. The net decrease of $15 million was primarily attributable to the following:

•

a favorable change of $162 million due to an increase in net income plus/minus depreciation and amortization expense, stock-based compensation expense, net gains on sales of assets and businesses, and costs related to extinguishment of debt;

•	a $199 million unfavorable change in other working capital accounts due primarily to unfavorable changes in accrued compensation and accounts payable resulting from the timing of disbursements;
•	a $68 million unfavorable change in accrued and deferred income taxes;
•	a $60 million favorable change in accounts receivable;
•

a favorable change of $22 million in accrued insurance expense, net of commercial premiums paid, due primarily to a $20 million reduction recorded during 2014 to our professional and general liability self-insurance reserves, based upon a reserve analysis, and;

•	$8 million of other combined net favorable changes.

Days sales outstanding (“DSO”):  Our DSO are calculated by dividing our net revenue by the number of days in the year. The result is divided into the accounts receivable balance the end of the year. Our DSO were 53 days at December 31, 2015, 57 days at December 31, 2014 and 55 days at December 31, 2013.

Net cash used in investing activities

Net cash used in investing activities was $913 million during 2015 and $833 million during 2014.

     2015:

The $913 million of net cash used in investing activities during 2015 consisted of $534 million spent related to the acquisition of businesses and property, $379 million spent on capital expenditures, $3 million spent to increase investments of insurance subsidiary and, net of $3 million received from the sale of assets and businesses consisting primarily of divestiture of a small operator of behavioral health care services.

2015 Acquisitions of Assets and Businesses:

During 2015 we spent $534 million to:

•	acquire a 46-bed behavioral health care facility located in the U.K. (acquired during the first quarter);
•	acquire Alpha Hospitals Holdings Limited consisting of four behavioral health care hospitals with 305 beds located in the U.K. (acquired during the third quarter);
•	acquire Foundations Recovery Network, LLC consisting of 4 inpatient facilities (322 beds) as well as 8 outpatient centers (during the fourth quarter), and;
•	various other businesses, a management contract and real property assets.

2015 Capital Expenditures:

During 2015 we spent $379 million to finance capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities, including additional capacity added to certain of our behavioral health facilities that have operated near full capacity, and the construction costs related to Henderson Hospital, a newly constructed 142-bed acute care facility scheduled to be completed and opened during the fourth quarter of 2016.

2014:

The $833 million of net cash used in investing activities during 2014 consisted of $431 million spent related to the acquisition of businesses and property, $391 million spent on capital expenditures, $13 million spent in connection with the purchase and implementation of an EHR application at our acute care facilities, $12 million spent to increase investments of insurance subsidiary, net of $15 million received from the sale of assets and businesses.

2014 Acquisitions of Assets and Businesses:

During 2014 we spent $431 million to:

•

acquire the stock of Cygnet Health Care Limited comprised of 17 facilities located throughout the U.K. including 15 inpatient behavioral health hospitals and 2 nursing homes with a total of 723 beds (during the third quarter);

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

•

acquire the previously leased real property of Cygnet Hospital-Harrow, a 44-bed behavioral health care facility located in the U.K., the operations of which were acquired as part of our acquisition of Cygnet (during the fourth quarter), and;

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

Net cash used in financing activities

Net cash used in financing activities was $77 million during 2015 and $187 million during 2014.

2015:

The $77 million of net cash used in financing activities during 2015 consisted of the following:

•

generated $234 million of proceeds from additional borrowings consisting of: (i) $160 million of proceeds from new borrowings pursuant to our revolving credit facility; (ii) $70 million of proceeds from new borrowings pursuant to our accounts receivable securitization program, and; (iii) $4 million of proceeds from new borrowings pursuant to a short-term, on-demand line of credit;

•	spent $68 million on net repayments of debt due primarily to repayments pursuant to our term loan A facility ($44 million) and various other combined debt facilities ($24 million);
•

spent $210 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our $400 million stock repurchase program ($152 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($58 million);

•	generated $47 million of excess income tax benefits related to stock-based compensation;
•	spent $40 million to pay quarterly cash dividends of $.10 per share;
•	spent $62 million to pay profit distributions related to noncontrolling interests in majority owned businesses;
•	generated $8 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans;
•	generated $13 million from the from the sale/leaseback of two free-standing emergency departments, and;
•	spent $1 million in financing costs

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

Year ended December 31, 2014 as compared to December 31, 2013:

Net cash provided by operating activities

Net cash provided by operating activities was $1.04 billion during 2014 as compared to $884 million during 2013. The net increase of $152 million was primarily attributable to the following:

•

a favorable change of $108 million due to an increase in net income plus/minus depreciation and amortization expense, stock-based compensation expense, net gains on sales of assets and businesses, and costs related to extinguishment of debt;

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

Net cash used in investing activities

Net cash used in investing activities was $833 million during 2014 and $383 million during 2013.  The factors contributing to the $833 million of net cash used in investing activities during 2014 are detailed above.

2013:

The $383 million of net cash used in investing activities during 2013 consisted of $358 million spent on capital expenditures, $13 million spent on the acquisition of property and businesses, $37 million received from the sale of assets and businesses and $50 million spent in connection with the purchase and implementation of an EHR application.

2013 Capital Expenditures:

During 2013, we spent $358 million to finance capital expenditures including the construction costs related to: (i) construction of Temecula Valley Hospital, a 140-bed acute care facility located in Temecula, California, that was completed and opened in October, 2013; (ii) the construction costs related to Austin Oaks Hospital, an 80-bed behavioral health facility located in Austin, Texas, that was completed and opened during the second quarter of 2013, and; (iii) capital expenditures related to equipment renovations and new projects at various existing facilities.

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

Net cash used in financing activities

Net cash used in financing activities was $187 million during 2014 and $507 million during 2013. The factors contributing to the $187 million of net cash used in financing activities during 2014 are detailed above.

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

2016 Expected Capital Expenditures:

During 2016, we expect to spend approximately $400 million to $425 million on capital expenditures which includes expenditures for capital equipment, renovations, new projects at existing hospitals and construction of new facilities (Henderson Hospital). Approximately $165 million of our 2016 expected capital expenditures relates to completion of projects that are in progress as of December 31, 2015. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

During the third quarter of 2014, we completed the following financing transactions:

•

On August 7, 2014, we entered into a Fourth Amendment (the “Fourth Amendment”) to our credit agreement dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012 and May 16, 2013, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders (“Credit Agreement”). The Credit Agreement, as amended, which is scheduled to mature in August, 2019, consists of: (i) an $800 million revolving credit facility ($300 million of borrowings outstanding as of December 31, 2015), and; (ii) a $1.775 billion term loan A facility ($1.720 billion of borrowings outstanding as of December 31, 2015) which combined our previously outstanding term loan A and term loan A2 facilities which were scheduled to mature in 2016;

•	Repaid $550 million of outstanding borrowings pursuant to our previously outstanding term loan B facility which was scheduled to mature in 2016;
•

Increased the borrowing capacity on our existing accounts receivable securitization program (“Securitization”) to $360 million from $275 million, effective August 1, 2014. In December, 2015, the Securitization was amended to increase the borrowing capacity to $400 million and extend the scheduled maturity date to December 21, 2018;

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

Borrowings under the Credit Agreement bear interest at either (1) the ABR rate which is defined as the rate per annum equal to, at our election: the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit and term loan-A borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit and term loan-A borrowings. As of December 31, 2015, the applicable margins were 0.50% for ABR-based loans and 1.50% for LIBOR-based loans under the revolving credit and term loan-A facilities.

As of December 31, 2015, we had $300 million of borrowings outstanding pursuant to the terms of our $800 million revolving credit facility and we had $461 million of available borrowing capacity, net of $5 million of outstanding borrowings pursuant to a short-term, on-demand credit facility and $34 million of outstanding letters of credit. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, certain real estate assets and assets held in joint-ventures with third-parties) and our material subsidiaries and guaranteed by our material subsidiaries.

Pursuant to the terms of the Credit Agreement, term loan-A quarterly installment payments of approximately: (i) $11 million commenced during the fourth quarter of 2014 and are scheduled to continue through September, 2016, and; (ii) $22 million are scheduled from the fourth quarter of 2016 through June, 2019.

As discussed above, in December, 2015, our Securitization with a group of conduit lenders and liquidity banks was amended to increase the borrowing capacity to $400 million from $360 million and extend the scheduled maturity date to December 21, 2018. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At December 31, 2015, we had $400 million of outstanding borrowings and no additional capacity pursuant to the terms of our accounts receivable securitization program.

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

On June 30, 2006, we issued $250 million of senior secured notes which have a 7.125% coupon rate and mature on June 30, 2016 (the “7.125% Notes”). Interest on the 7.125% Notes is payable semiannually in arrears on June 30th and December 30th of each year. In June, 2008, we issued an additional $150 million of 7.125% Notes which formed a single series with the original 7.125% Notes issued in June, 2006. Other than their date of issuance and initial price to the public, the terms of the 7.125% Notes issued in June, 2008 are identical to and trade interchangeably with, the 7.125% Notes which were originally issued in June, 2006.  Since we have the ability and intent to refinance the 7.125% Notes on or before the scheduled maturity date (June 30, 2016) either through the issuance of new long-term notes, a new long-term debt facility, or utilizing funds borrowed pursuant to our revolving credit facility, the 7.125% Notes are classified as long-term on our Consolidated Balance Sheet as of December 31, 2015.

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

The average amounts outstanding during each of years 2015, 2014 and 2013 under the current and prior Credit Agreements, demand notes and accounts receivable securitization programs was $2.1 billion, $2.4 billion and $2.9 billion, respectively, with corresponding interest rates of 1.7%, 1.8% and 2.2%, respectively, including commitment and facility fees. The maximum amounts outstanding at any month-end were $2.3 billion in 2015, $2.7 billion in 2014 and $3.0 billion in 2013. The effective interest rate on our current and prior Credit Agreements, accounts receivable securitization programs, and demand notes, which includes the respective interest expense, commitment and facility fees, designated interest rate swaps expense and amortization of deferred financing costs and original issue discounts, was 2.4% in 2015, 3.1% in 2014 and 3.6% in 2013.

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of December 31, 2015.

At December 31, 2015, the carrying value and fair value of our debt were each approximately $3.5 billion. At December 31, 2014, the carrying value and fair value of our debt were each approximately $3.3 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was 45% at December 31, 2015 and 47% at December 31, 2014.

We expect to finance all capital expenditures and acquisitions, pay dividends and potentially repurchase shares of our common stock utilizing internally generated and additional funds. Additional funds may be obtained through: (i) the issuance of equity; (ii) borrowings under our existing revolving credit facility or through refinancing the existing revolving credit agreement, and/or; (iii) the issuance of other long-term debt. We believe that our operating cash flows, cash and cash equivalents, available borrowing capacity under our $800 million revolving credit facility and $400 million accounts receivable securitization program, as well as access to the capital markets, provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months. However, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2015 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $120 million consisting of: (i) $96 million related to our self-insurance programs, and; (ii) $24 million of other debt and public utility guarantees.

Obligations under operating leases for real property, real property master leases and equipment amount to $331 million as of December 31, 2015. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income. We sublease space in these buildings and any amounts received from these subleases are offset against the expense. In addition, we lease three hospital facilities from the Trust with terms expiring in 2016. These leases contain up to three 5-year renewal options. We also lease the real property of certain facilities as indicated in Item 2. Properties, as included herein.

The following represents the scheduled maturities of our contractual obligations as of December 31, 2015:

	Payments Due by Period (dollars in thousands)
		Less than	2-3	4-5	After
	Total	1 year	years	years	5 years
Long-term debt obligations (a)	$3,450,025	$62,722	$582,768	$2,488,615	$315,920
Estimated future interest payments on debt outstanding as of December 31, 2015 (b)	368,717	107,567	159,717	65,092	36,341
Construction commitments (c)	109,694	80,000	29,694	0	0
Purchase and other obligations (d)	170,540	44,320	83,270	42,950	0
Operating leases (e)	331,385	64,049	78,436	51,208	137,692
Estimated future payments for defined benefit pension plan, and other retirement plan (f)	242,026	11,622	15,023	14,916	200,465
Health and dental unpaid claims (g)	67,663	67,663	0	0	0
Total contractual cash obligations	$4,740,050	$437,943	$948,908	$2,662,781	$690,418

(a)	Reflects borrowings outstanding as of December 31, 2015 as discussed in Note 4 to the Consolidated Financial Statements.
(b)

Assumes that all debt outstanding as of December 31, 2015, including borrowings under our Credit Agreement, demand note and accounts receivable securitization program, remain outstanding until the final maturity of the debt agreements at the same interest rates (some of which are floating) which were in effect as of December 31, 2015. We have the right to repay borrowings upon short notice and without penalty, pursuant to the terms of the Credit Agreement, demand note and accounts receivable securitization program. Also includes the impact of various interest rate swap and cap agreements in effect as of December 31, 2015, as calculated to maturity dates utilizing the applicable floating interest rates in effect as of December 31, 2015.

(c)

Estimated construction cost of a newly constructed acute care hospital located in Henderson, Nevada, (Henderson Hospital) that is scheduled to be completed and opened during the fourth quarter of 2016. We are required to build this hospital pursuant to an agreement with a third party. In addition, we had various other projects under construction as of December 31, 2015. Because we can terminate substantially all of the construction contracts related to the various other projects at any time without paying a termination fee, these costs are excluded from the above table except for the amount contractually committed to a third-party for Henderson Hospital. The aggregate estimated 2016 expenditures related to Henderson Hospital and the various other projects under construction as of December 31, 2015 is approximately $165 million.

(d)

Consists of: (i) $70 million related to long-term contracts with third-parties consisting primarily of certain revenue cycle data processing services for our acute care facilities; (ii) $99 million related to the future expected costs to be paid to a third-party vendor in connection with the on-going operation of an electronic health records application for each of our acute care facilities, and; (iii) a $1 million liability for physician commitments expected to be paid in the future.

(e)

Reflects our future minimum operating lease payment obligations related to our operating lease agreements outstanding as of December 31, 2015 as discussed in Note 7 to the Consolidated Financial Statements. Some of the lease agreements provide us with the option to renew the lease and our future lease obligations would change if we exercised these renewal options.

(f)

Consists of $224 million of estimated future payments related to our non-contributory, defined benefit pension plan (estimated through 2089), as disclosed in Note 8 to the Consolidated Financial Statements, and $18 million of estimated future payments related to another retirement plan liability. Included in our other non-current liabilities as of December 31, 2015 was an $11 million liability recorded in connection with the non-contributory, defined benefit pension plan and included in other non-current liabilities as of December 31, 2015 was a $14 million liability recorded in connection with the other retirement plan.

(g)	Consists of accrued and unpaid estimated claims expense incurred in connection with our commercial health insurers and self-insured employee benefit plans.

As of December 31, 2015, the total accrual for our professional and general liability claims was $204 million, of which $48 million is included in other current liabilities and $156 million is included in other non-current liabilities. We exclude the $204 million for professional and general liability claims from the contractual obligations table because there are no significant contractual obligations associated with these liabilities and because of the uncertainty of the dollar amounts to be ultimately paid as well as the timing of such payments. Please see Self-Insured/Other Insurance Risks above for additional disclosure related to our professional and general liability claims and reserves.

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

Additionally, the table above does not include $2 million of the total unrecognized tax benefits for uncertain tax positions as of December 31, 2015. Due to the high degree of uncertainty regarding the timing of potential cash flows, we cannot reasonably estimate the settlement periods for which the amounts may be utilized.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during 2015 and 2014 and determined the hedges to be highly effective. We also determined that any portion of the hedges deemed to be ineffective was de minimis and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. We do not anticipate nonperformance by our counterparties. We do not hold or issue derivative financial instruments for trading purposes.

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

During 2015, we entered into nine forward starting interest rate swaps whereby we pay a fixed rate on a total notional amount of $1.0 billion and receive one-month LIBOR. The average fixed rate payable on these swaps, which are scheduled to mature on April 15, 2019, is 1.31%. These interest rates swaps consist of:

•Four forward starting interest rate swaps, entered into during the second quarter of 2015, whereby we pay a fixed rate on a total notional amount of $500 million and receive one-month LIBOR. Each of the four swaps became effective on July 15, 2015 and are scheduled to mature on April 15, 2019. The average fixed rate payable on these swaps is 1.40%;

•Four forward starting interest rate swaps, entered into during the third quarter of 2015, whereby we pay a fixed rate on a total notional amount of $400 million and receive one-month LIBOR. One swap on a notional amount of $100 million became effective on July 15, 2015, two swaps on a total notional amount of $200 million became effective on September 15, 2015 and another swap on a notional amount of $100 million became effective on

December 15, 2015. All of these swaps are scheduled to mature on April 15, 2019. The average fixed rate payable on these four swaps is 1.23%, and;

•One interest rate swap, entered into during the fourth quarter of 2015, whereby we pay a fixed rate on a total notional amount of $100 million and receive one-month LIBOR. The swap became effective on December 15, 2015 and is scheduled to mature on April 15, 2019.  The fixed rate payable on this swap is 1.21%.

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from our counterparties.  We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At December 31, 2015, the fair value of our interest rate swaps was a net liability of $1 million comprised of a $5 million asset which is included in other assets offset by a $6 million liability which is included in other current liabilities on the accompanying balance sheet.  At December 31, 2014, the fair value of our interest rate swaps was a liability of $6 million, all of which is included in other current liabilities.

The table below presents information about our long-term financial instruments that are sensitive to changes in interest rates as of December 31, 2015. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by contractual maturity dates.

Maturity Date, Fiscal Year Ending December 31

(dollars in thousands)

	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt:
Fixed rate:
Debt	$2,354	$2,505	$2,764	$301,988	$1,650	$315,920	$627,181
Average interest rates	4.40%	4.40%	4.40%	4.40%	5.00%	5.00%	4.60%
Variable rate:
Debt	$60,368	$88,749	$488,750	$2,184,977			$2,822,844
Average interest rates	1.60%	1.80%	1.70%	1.80%			1.80%
Interest rate swaps:
Notional amount				$1,000,000			$1,000,000
Average interest rates				1.31%			1.31%

As calculated based upon our variable rate debt outstanding as of December 31, 2015 that is subject to interest rate fluctuations, each 1% change in interest rates would impact our pre-tax income by approximately $18 million.

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

As of December 31, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934, as amended, and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have excluded the acquisitions made during 2015, including the facilities acquired as part of our acquisition of Foundations Recovery Network, LLC and Alpha Hospitals Holdings Limited, from the assessment of internal control over financial reporting as of December 31, 2015 because they were acquired by us in purchase business combinations at various times during 2015. These facilities/businesses represented approximately 1% of our consolidated total assets and our consolidated net revenues as of, and for the year ended, December 31, 2015.

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2015, based on criteria in Internal Control—Integrated Framework (2013), issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in its report which appears herein.

ITEM 9B	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015. See also “Executive Officers of the Registrant” appearing in Item 1 hereof.

ITEM 11.	Executive Compensation

There is hereby incorporated by reference the information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015.

ITEM 14.	Principal Accountant Fees and Services.

There is hereby incorporated by reference the information to appear under the caption “Relationship with Independent Auditors” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Financial Statements:

See “Index to Financial Statements and Financial Statement Schedule.”

(2) Financial Statement Schedules:

See “Index to Financial Statements and Financial Statement Schedule.”

(3) Exhibits:

3.1 Registrant’s Restated Certificate of Incorporation, and Amendments thereto, previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, are incorporated herein by reference.

3.2 Bylaws of Registrant, as amended, previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987, is incorporated herein by reference.

3.3 Amendment to the Registrant’s Restated Certificate of Incorporation previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 3, 2001 is incorporated herein by reference.

4.1 Form of Indenture dated January 20, 2000, between Universal Health Services, Inc. and J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A.), Trustee previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A (File No. 333-85781), dated February 1, 2000, is incorporated herein by reference.

4.2 Supplemental Indenture between Universal Health Services, Inc. and J.P. Morgan Trust Company, National Association, dated as of June 20, 2006, previously filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No. 333-135277) dated June 23, 2006, is incorporated herein by reference.

4.3 Form of Debt Security, previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 333-135277) dated June 23, 2006, is incorporated herein by reference.

4.4 Form of 7.125% Notes due 2016, previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 30, 2006, is incorporated herein by reference.

4.5 Officer’s Certificate relating to the 7.125% Notes due 2016, previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 30, 2006, is incorporated herein by reference.

4.6 Form of Note, previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 30, 2008, is incorporated herein by reference.

4.7 Officers’ Certificate, previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 30, 2008, is incorporated herein by reference.

4.8 Indenture, dated as of August 7, 2014, among Universal Health Services, Inc., its subsidiaries specified therein, MUFG Union Bank, N.A., as Trustee, JPMorgan Chase Bank, N.A., as Collateral Agent (including forms of the 3.750% Senior Secured Notes due 2019 and the 4.750% Senior Secured Notes due 2022), previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 12, 2014, is incorporated herein by reference.

4.9 Second Supplement Indenture, dated as of November 15, 2010, to the Indenture, dated January 20, 2000, between Universal Health Services, Inc. and the Bank of New York Mellon Trust company, N.A., as Trustee, previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 17, 2010, is incorporated herein by reference.

4.10 Third Supplemental Indenture, dated as of August 7, 2014, to Indenture, dated as of January 20, 2000, between Universal Health Services, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 12, 2014, is incorporated herein by reference.

10.1* Employment Agreement, dated as of July 24, 2013, by and between Universal Health Services, Inc. and Alan B. Miller, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 26, 2013, is incorporated herein by reference.

10.2 Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc., previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

10.3 Agreement, dated December 4, 2015, to renew Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc.

10.4 Form of Leases, including Form of Master Lease Document for Leases, between certain subsidiaries of the Company and Universal Health Realty Income Trust, filed as Exhibit 10.3 to Amendment No. 3 of the Registration Statement on Form S-11 and Form S-2 of Registrant and Universal Health Realty Income Trust (Registration No. 33-7872), is incorporated herein by reference.

10.5 Corporate Guaranty of Obligations of Subsidiaries Pursuant to Leases and Contract of Acquisition, dated December 24, 1986, issued by the Company in favor of Universal Health Realty Income Trust, previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

10.6* Universal Health Services, Inc. Executive Retirement Income Plan dated January 1, 1993, previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.7 Asset Purchase Agreement dated as of February 6, 1996, among Amarillo Hospital District, UHS of Amarillo, Inc. and Universal Health Services, Inc., previously filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

10.8 Agreement of Limited Partnership of District Hospital Partners, L.P. (a District of Columbia limited partnership) by and among UHS of D.C., Inc. and The George Washington University, previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarters ended March 30, 1997, and June 30, 1997, is incorporated herein by reference.

10.9 Contribution Agreement between The George Washington University (a congressionally chartered institution in the District of Columbia) and District Hospital Partners, L.P. (a District of Columbia limited partnership), previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

10.10 Valley/Desert Contribution Agreement dated January 30, 1998, by and among Valley Hospital Medical Center, Inc. and NC-DSH, Inc. previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10.11 Summerlin Contribution Agreement dated January 30, 1998, by and among Summerlin Hospital Medical Center, L.P. and NC-DSH, Inc., previously filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10.12* Amended and Restated Universal Health Services, Inc. Supplemental Deferred Compensation Plan dated as of January 1, 2002, previously filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.13* Universal Health Services, Inc. Employee Stock Purchase Plan, previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-122188), dated January 21, 2005 is incorporated herein by reference.

10.14* Universal Health Services, Inc. Third Amended and Restated 2005 Stock Incentive Plan, previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2015, is incorporated herein by reference.

10.15* Form of Stock Option Agreement, previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated June 8, 2005, is incorporated herein by reference.

10.16* Form of Stock Option Agreement for Non-Employee Directors, previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 3, 2005, is incorporated herein by reference.

10.17 Amendment No. 1 to the Master Lease Document, between certain subsidiaries of Universal Health Services, Inc. and Universal Health Realty Income Trust, dated April 24, 2006, previously filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.

10.18* Amended and Restated Universal Health Services, Inc. 2010 Employees’ Restricted Stock Purchase Plan, previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2015, is incorporated herein by reference

10.19* Universal Health Services, Inc. 2010 Executive Incentive Plan, previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2015, is incorporated herein by reference.

10.20 Omnibus Amendment to Receivables Sale Agreements, dated as of October 27, 2010, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 2, 2010, is incorporated herein by reference.

10.21 Amended and Restated Credit and Security Agreement, dated as of October 27, 2010, previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 2, 2010, is incorporated herein by reference.

10.22 Second Amendment to Amended and Restated Credit and Security Agreement, dated as of October 25, 2013, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 30, 2013, is incorporated herein by reference.

10.23 Third Amendment to Amended and Restated Credit and Security Agreement, dated as of August 1, 2014, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 4, 2014, is incorporated herein by reference.

10.24 Fourth Amendment to Amended and Restated Credit and Security Agreement, dated as of December 22, 2015, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December  22, 2015, is incorporated herein by reference

Assignment and Assumption Agreement, dated as of October 27, 2010, previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 2, 2010, is incorporated herein by reference.

10.25 Credit Agreement, dated as of November 15, 2010, by and among Universal Health Services, Inc., JPMorgan Chase Bank, N.A. and the various financial institutions as are or may become parties thereto, as Lenders, SunTrust Bank, The Royal Bank of Scotland, Plc, Bank of Tokyo-Mitsubishi UFJ Trust Company and Credit Agricole Corporate and Investment Bank, as co-documentation agents, Deutsche Bank Securities Inc. and Bank of America N.A. as co-syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and as collateral agent for the secured parties, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 17, 2010, is incorporated herein by reference.

10.26 First Amendment, dated as of March 15, 2011, to the Credit Agreement, dated as of November 15, 2010, by and among Universal Health Services, Inc., JPMorgan Chase Bank, N.A. and the various financial institutions as are or may become parties thereto, as Lenders, certain banks as co-documentation agents, and as co-syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and as collateral agent for the secured parties, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 15, 2011, is incorporated herein by reference.

10.27 Credit Agreement, dated as of November 15, 2010 and amended and restated as of September 21, 2012, by and among Universal Health Services, Inc. (the borrower), the several lenders from time to time parties thereto, Credit Agricole Corporate and Investment Bank, Mizuho Corporate Bank LTD., Royal Bank of Canada and The Royal Bank of Scotland PLC (as co-documentation agents), Bank of Tokoyo-Mitsubishi UFJ Trust Company, Bank of America N.A. and Suntrust Bank (as co-syndication agents), and JPMorgan Chase Bank, N.A. (as administrative agent), previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 26, 2012, is incorporated herein by reference.

10.28 Second Amendment, dated as of September 21, 2012, to the Credit Agreement, dated as of November 15, 2010 (as amended from time to time), among Universal Health Services, Inc., a Delaware corporation, the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other agents party thereto, previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 26, 2012, is incorporated herein by reference.

10.29 Third Amendment, dated as of May 16, 2013, to the Credit Agreement, dated as of November 15, 2010, as amended from time to time, among Universal Health Services, Inc., a Delaware corporation, the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other agents party thereto, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 17, 2013, is incorporated herein by reference.

10.30 Fourth Amendment, dated as of August 7, 2014, to the Credit Agreement, dated as of November 15, 2010, as previously amended from time to time, by and among Universal Health Services, Inc., the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other agents party thereto, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 12, 2014, is incorporated herein by reference.

10.31 Credit Agreement, dated as of November 15, 2010 and amended and restated as of August 7, 2014, by and among Universal Health Services, Inc., the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other agents party thereto, previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 12, 2014, is incorporated herein by reference.

10.32* Form of Supplemental Life Insurance Plan and Agreement Part A: Alan B. Miller 1998 Dual Life Insurance Trust (effective December 9, 2010, by and between Universal Health Services, Inc., a Delaware corporation (the “Company”), and Anthony Pantaleoni as Trustee), previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 10, 2010, is incorporated herein by reference.

10.33* Form of Supplemental Life Insurance Plan and Agreement Part B: Alan B. Miller 2002 Trust (effective December 9, 2010, by and between Universal Health Services, Inc., a Delaware corporation (the “Company”), and Anthony Pantaleoni as Trustee), previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 10, 2010, is incorporated herein by reference.

10.34* Universal Health Services, Inc. Termination, Assignment and Release Agreement (effective December 9, 2010, by and between Universal Health Services, Inc., a Delaware corporation (the “Company”), Anthony Pantaleoni as Trustee of the Alan B. Miller 1998 Dual Life Insurance Trust, and Alan B. Miller, Executive), previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 10, 2010, is incorporated herein by reference.

10.35* Universal Health Services, Inc. Termination, Assignment and Release Agreement (effective December 9, 2010, by and between Universal Health Services, Inc., a Delaware corporation (the “Company”), Anthony Pantaleoni as Trustee of the Alan B. Miller 2002 Trust, and Alan B. Miller, Executive), previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 10, 2010, is incorporated herein by reference.

10.36 Collateral Agreement, dated as of August 7, 2014, among Universal Health Services, Inc., the subsidiary guarantors party thereto, MUFG Union Bank, N.A., as 2014 Trustee, The Bank of New York Mellon Trust Company, N.A., as 2006 Trustee, and JPMorgan Chase Bank, N.A., as collateral agent, previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 12, 2014, is incorporated herein by reference.

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

UNIVERSAL HEALTH S ERVICES, INC.

By:	/s/ ALAN B. MILLER
Alan B. Miller Chairman of the Board and Chief Executive Officer

February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ALAN B. MILLER Alan B. Miller	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 25, 2016

/s/ MARC D. MILLER Marc D. Miller	Director and President	February 25, 2016

/s/ LAWRENCE S. GIBBS Lawrence S. Gibbs	Director	February 25, 2016

/s/ JOHN H. HERRELL John H. Herrell	Director	February 25, 2016

/s/ ROBERT H. HOTZ Robert H. Hotz	Director	February 25, 2016

/s/ EILEEN C. MCDONNELL Eileen C. McDonnell	Director	February 25, 2016

/s/ ANTHONY PANTALEONI Anthony Pantaleoni	Director	February 25, 2016

/s/ STEVE FILTON Steve Filton	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 25, 2016

UNIVERSAL HEALTH SERVICES, INC.

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Universal Health Services, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Universal Health Services, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, financial statement schedule, and for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A as Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Foundations Recovery Network, LLC and Alpha Hospitals Holdings Limited from its assessment of internal control over financial reporting as of December 31, 2015 because the entities were acquired by the Company in purchase business combinations during 2015. We have also excluded Foundations Recovery Network, LLC and Alpha Hospitals Holdings Limited from our audit of internal control over financial reporting. Foundations Recovery Network, LLC and Alpha Hospitals Holdings Limited are wholly-owned subsidiaries whose total assets and total net revenues represent 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 25, 2016

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Net revenues before provision for doubtful accounts	$9,784,724	$8,904,071	$8,495,089
Less: Provision for doubtful accounts	741,273	698,983	1,127,216
Net revenues	9,043,451	8,205,088	7,367,873
Operating charges:
Salaries, wages and benefits	4,212,387	3,845,461	3,604,620
Other operating expenses	2,119,805	1,922,743	1,552,795
Supplies expense	974,088	895,693	821,089
Depreciation and amortization	398,618	375,624	337,172
Lease and rental expense	94,973	93,993	97,758
Electronic health records incentive income	(15,815)	(27,902)	(61,024)
Costs related to extinguishment of debt	0	36,171	0
	7,784,056	7,141,783	6,352,410
Income from operations	1,259,395	1,063,305	1,015,463
Interest expense, net	113,494	133,638	146,131
Income before income taxes	1,145,901	929,667	869,332
Provision for income taxes	395,203	324,671	315,309
Net income	750,698	604,996	554,023
Less: Net income attributable to noncontrolling interests	70,170	59,653	43,290
Net income attributable to UHS	$680,528	$545,343	$510,733
Basic earnings per share attributable to UHS	$6.89	$5.52	$5.21
Diluted earnings per share attributable to UHS	$6.76	$5.42	$5.14
Weighted average number of common shares—basic	98,797	98,826	98,033
Add: Other share equivalents	1,897	1,718	1,328
Weighted average number of common shares and equivalents—diluted	100,694	100,544	99,361

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
Net income	$750,698	$604,996	$554,023
Other comprehensive income (loss):
Unrealized derivative gains (losses) on cash flow hedges	4,970	17,668	16,963
Amortization of terminated hedge	(336)	(336)	(336)
Minimum pension liability	2,177	(14,270)	14,657
Foreign currency translation adjustment	(1,728)	(2,431)	0
Other comprehensive income (loss) before tax	5,083	631	31,284
Income tax (benefit) expense related to items of other comprehensive income	2,980	1,053	11,940
Total other comprehensive income (loss), net of tax	2,103	(422)	19,344
Comprehensive income	752,801	604,574	573,367
Less: Comprehensive income attributable to noncontrolling interests	70,170	59,653	43,290
Comprehensive income attributable to UHS	$682,631	$544,921	$530,077

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(Dollar amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$61,228	$32,069
Accounts receivable, net	1,302,429	1,282,735
Supplies	116,037	108,115
Deferred income taxes	135,120	114,565
Other current assets	103,490	77,654
Total current assets	1,718,304	1,615,138
Property and Equipment
Land	451,717	435,632
Buildings and improvements	4,181,576	3,948,501
Equipment	1,659,485	1,648,718
Property under capital lease	45,665	40,782
	6,338,443	6,073,633
Accumulated depreciation	(2,694,591)	(2,532,341)
	3,643,852	3,541,292
Construction-in-progress	192,126	138,397
	3,835,978	3,679,689
Other assets:
Goodwill	3,596,114	3,291,213
Deferred charges	35,357	40,319
Other	448,360	348,084
	4,079,831	3,679,616
	$9,634,113	$8,974,443
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$62,722	$68,319
Accounts payable	366,238	336,447
Accrued liabilities
Compensation and related benefits	245,117	323,425
Interest	13,284	13,977
Taxes other than income	60,255	112,119
Other	348,803	327,094
Current federal and state income taxes	3,987	1,446
Total current liabilities	1,100,406	1,182,827
Other noncurrent liabilities	278,834	268,555
Long-term debt	3,387,303	3,210,215
Deferred income taxes	315,900	282,214
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	242,509	239,552
Equity:
Class A Common Stock, voting, $.01 par value; authorized 12,000,000 shares: issued and outstanding 6,595,308 shares in 2015 and 6,595,708 shares in 2014	66	66
Class B Common Stock, limited voting, $.01 par value; authorized 150,000,000 shares: issued and outstanding 91,013,487 shares in 2015 and 91,427,258 shares in 2014	910	914
Class C Common Stock, voting, $.01 par value; authorized 1,200,000 shares: issued and outstanding 663,940 shares in 2015 and 664,000 shares in 2014	7	7
Class D Common Stock, limited voting, $.01 par value; authorized 5,000,000 shares: issued and outstanding 23,742 shares in 2015 and 29,121 shares in 2014	0	0
Cumulative dividends	(294,728)	(255,196)
Retained earnings	4,566,521	4,015,387
Accumulated other comprehensive loss	(23,129)	(25,232)
Universal Health Services, Inc. common stockholders’ equity	4,249,647	3,735,946
Noncontrolling interest	59,514	55,134
Total Equity	4,309,161	3,791,080
	$9,634,113	$8,974,443

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2013	$234,303	$66	$903	$7	$0	$(205,910)	$2,962,433	$(44,154)	$2,713,345	$52,604	$2,765,949
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	11	—	—	—	26,869	—	26,880	—	26,880
Repurchased	—	—	(4)	—	—	—	(27,197)	—	(27,201)	—	(27,201)
Restricted share-based compensation expense	—	—	—	—	—	—	664	—	664	—	664
Dividends paid	—	—	—	—	—	(19,621)	—	—	(19,621)	—	(19,621)
Stock option expense	—	—	—	—	—	—	25,835	—	25,835	—	25,835
Distributions to noncontrolling interests	(48,290)	—	—	—	—	—	—	—	—	(13,039)	(13,039)
Other	—	—	—	—	—	—	—	—	—	(511)	(511)
Comprehensive income:
Net income	32,094	—	—	—	—	—	510,733	—	510,733	11,196	521,929
Amortization of terminated hedge (net of income tax effect of $120)	—	—	—	—	—	—	—	(216)	(216)	—	(216)
Unrealized derivative gains on cash flow hedges (net of income tax effect of $6,390)	—	—	—	—	—	—	—	10,573	10,573	—	10,573
Minimum pension liability (net of income tax effect of $5,670)	—	—	—	—	—	—	—	8,987	8,987	—	8,987
Subtotal - comprehensive income	32,094	—	—	—	—	—	510,733	19,344	530,077	11,196	541,273
Balance, December 31, 2013	$218,107	$66	$910	$7	$0	$(225,531)	$3,499,337	$(24,810)	$3,249,979	$50,250	$3,300,229

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	14	—	—	—	41,787	—	41,801	—	41,801
Repurchased	—	—	(10)	—	—	—	(100,739)	—	(100,749)	—	(100,749)
Restricted share-based compensation expense	—	—	—	—	—	—	491	—	491	—	491
Dividends paid	—	—	—	—	—	(29,665)	—	—	(29,665)	—	(29,665)
Stock option expense	—	—	—	—	—	—	29,168	—	29,168	—	29,168
Distributions to noncontrolling interests	(26,016)	—	—	—	—	—	—	—	—	(7,666)	(7,666)
Other	—	—	—	—	—	—	—	—	—	358	358
Comprehensive income:
Net income	47,461	—	—	—	—	—	545,343	—	545,343	12,192	557,535
Foreign currency translation adjustments	—	—	—	—	—	—	—	(2,431)	(2,431)	—	(2,431)
Amortization of terminated hedge (net of income tax effect of $120)	—	—	—	—	—	—	—	(216)	(216)	—	(216)
Unrealized derivative gains on cash flow hedges (net of income tax effect of $6,529)	—	—	—	—	—	—	—	11,139	11,139	—	11,139
Minimum pension liability (net of income tax effect of $5,356)	—	—	—	—	—	—	—	(8,914)	(8,914)	—	(8,914)
Subtotal - comprehensive income	47,461	—	—	—	—	—	545,343	(422)	544,921	12,192	557,113
Balance, December 31, 2014	$239,552	$66	$914	$7	$0	$(255,196)	$4,015,387	$(25,232)	$3,735,946	$55,134	$3,791,080

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	14	—	—	—	56,473	—	56,487	—	56,487
Repurchased	—	—	(18)	—	—	—	(224,242)	—	(224,260)	—	(224,260)
Restricted share-based compensation expense	—	—	—	—	—	—	393	—	393	—	393
Dividends paid	—	—	—	—	—	(39,532)	—	—	(39,532)	—	(39,532)
Stock option expense	—	—	—	—	—	—	37,982	—	37,982	—	37,982
Distributions to noncontrolling interests	(51,106)	—	—	—	—	—	—	—	—	(11,114)	(11,114)
Other	—	—	—	—	—	—	—	—	—	(613)	(613)
Comprehensive income:
Net income	54,063	—	—	—	—	—	680,528	—	680,528	16,107	696,635
Foreign currency translation adjustments	—	—	—	—	—	—	—	(1,728)	(1,728)	—	(1,728)
Amortization of terminated hedge (net of income tax effect of $120)	—	—	—	—	—	—	—	(216)	(216)	—	(216)
Unrealized derivative gains on cash flow hedges (net of income tax effect of $2,283)	—	—	—	—	—	—	—	2,687	2,687	—	2,687
Minimum pension liability (net of income tax effect of $817)	—	—	—	—	—	—	—	1,360	1,360	—	1,360
Subtotal - comprehensive income	54,063	—	—	—	—	—	680,528	2,103	682,631	16,107	698,738
Balance, December 31, 2015	$242,509	$66	$910	$7	$0	$(294,728)	$4,566,521	$(23,129)	$4,249,647	$59,514	$4,309,161

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$750,698	$604,996	$554,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	398,618	375,624	337,356
Gains on sales of assets and businesses, net of losses	(3,615)	(7,837)	(3,114)
Stock-based compensation expense	39,971	31,092	27,783
Costs related to extinguishment of debt	0	19,730	0
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(45,814)	(105,708)	(49,708)
Accrued interest	(693)	4,400	(1,197)
Accrued and deferred income taxes	(34,394)	33,920	34,861
Other working capital accounts	(125,556)	73,912	26,234
Other assets and deferred charges	6,631	13,667	8,984
Other	23,295	2,449	23,485
Accrued insurance expense, net of commercial premiums paid	90,895	59,276	(3,821)
Payments made in settlement of self-insurance claims	(79,138)	(69,645)	(70,645)
Net cash provided by operating activities	1,020,898	1,035,876	884,241
Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(379,321)	(391,150)	(358,493)
Acquisition of property and businesses	(533,655)	(431,386)	(12,636)
Proceeds received from sales of assets and businesses	3,391	15,178	37,482
Costs incurred for purchase and implementation of electronic health records application	0	(13,488)	(49,811)
Increase in insurance subsidiary investments	(3,300)	(12,000)	0
Net cash used in investing activities	(912,885)	(832,846)	(383,458)
Cash Flows from Financing Activities:
Reduction of long-term debt	(68,166)	(879,129)	(440,224)
Additional borrowings	234,400	830,000	15,761
Financing costs	(515)	(14,976)	(231)
Repurchase of common shares	(209,782)	(100,749)	(27,201)
Dividends paid	(39,532)	(29,665)	(19,621)
Issuance of common stock	8,441	6,863	5,708
Excess income tax benefits related to stock based compensation	47,364	33,912	20,121
Profit distributions to noncontrolling interests	(62,220)	(33,680)	(61,329)
Proceeds received from sale/leaseback of real property	12,765	0	0
Net cash used in financing activities	(77,245)	(187,424)	(507,016)
Effect of exchange rate changes on cash and cash equivalents	(1,609)	(775)	0
Increase (decrease) in cash and cash equivalents	29,159	14,831	(6,233)
Cash and cash equivalents, beginning of period	32,069	17,238	23,471
Cash and cash equivalents, end of period	$61,228	$32,069	$17,238
Supplemental Disclosures of Cash Flow Information:
Interest paid, including early redemption premium and original issue discount write-off in 2014	$107,054	$130,279	$131,259
Income taxes paid, net of refunds	$380,658	$258,612	$259,896
Noncash purchases of property and equipment	$49,086	$35,469	$36,212

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

B) Revenue Recognition:  We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 35% of our net patient revenues during 2015, 38% during 2014 and 39% during 2013. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 52% of our net patient revenues during 2015,  50% during 2014 and 49% during 2013.

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

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our Consolidated Balance Sheets. The vast majority of the net revenues generated at our behavioral health facilities located in the United Kingdom are derived from government based payors. The funding of both federal Medicare and state Medicaid programs, and the government based payor programs in the United Kingdom, are subject to legislative and regulatory changes. As such, we cannot provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future government based reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our results in 2015, 2014 and 2013. We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. See additional disclosure below in Charity Care, Uninsured Discounts and Provision for Doubtful Accounts for our estimated uncompensated care provided and estimated cost of providing uncompensated care.

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts the reported amounts in future periods for the provision for doubtful accounts and other accounts such as Medicaid pending. Although the patient’s ultimate eligibility determination may result in amounts being reclassified among these accounts from period to period, these reclassifications did not have a material impact on our results of operations in 2015, 2014 or 2013 since our facilities make estimates at each financial reporting period to reserve for amounts that are deemed to be uncollectible.

We also provide discounts to uninsured patients (included in “uninsured discounts” amounts below) who do not qualify for Medicaid or charity care. Because we do not pursue collection of amounts classified as uninsured discounts, they are not reported in our net revenues or in our net accounts receivable. In implementing the discount policy, we first attempt to qualify uninsured patients for governmental programs, charity care or any other discount program. If an uninsured patient does not qualify for these programs, the uninsured discount is applied. Effective January 1, 2014, in response to market conditions and other considerations, we modified our uninsured discount policy and increased the discount to 60% of gross charges from 30% previously. Since we expect to collect only a small portion of amounts due from our uninsured patients, the increase in the uninsured discount as of January 1, 2014 had no material impact on our 2015 and 2014 net revenues, net income attributable to UHS or net accounts receivable, as compared to 2013. However, this change resulted in an increase in uninsured discounts and a decrease in the provision for doubtful accounts.

On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. Our accounts receivable are recorded net of allowance for doubtful accounts of $399 million and $325 million at December 31, 2015 and 2014, respectively.

Uncompensated care (charity care and uninsured discounts):

The following table shows the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the years ended December 31, 2015, 2014 and 2013:

	(dollar amounts in thousands)
	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Charity care	$506,571	42%	$515,435	45%	$593,474	59%
Uninsured discounts	696,463	58%	620,587	55%	405,296	41%
Total uncompensated care	$1,203,034	100%	$1,136,022	100%	$998,770	100%

The provision for doubtful accounts at our acute care hospitals was approximately $631 million during 2015, $590 million during 2014 and $1.02 billion during 2013. The decrease in the provision for doubtful accounts during 2014, as compared to 2013, was primarily due to the increase in the uninsured discount (effective January 1, 2014, as discussed above in Charity Care, Uninsured discounts and Provision for Doubtful Accounts), and reclassifications among provision for doubtful accounts and other accounts such as Medicaid pending based upon our patients’ ultimate eligibility determination, as discussed above.

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

	(amounts in thousands)
	2015	2014	2013
Estimated cost of providing charity care	$77,557	$78,475	$95,675
Estimated cost of providing uninsured discounts related care	106,630	94,484	65,338
Estimated cost of providing uncompensated care	$184,187	$172,959	$161,013

Our accounts receivable as of December 31, 2015 and 2014 include amounts due from Illinois of approximately $28 million and $44 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $12 million as of December 31, 2015 and $23 million as of December 31, 2014, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. In addition, our accounts receivable as of December 31, 2015 and 2014 includes approximately $80 million and $102 million due from Texas in connection with Medicaid supplemental payment programs. The $80 million due from Texas as of December 31, 2015 consists of $47 million related to uncompensated care program revenues, $9 million related to disproportionate share hospital program revenues and $24 million related to Delivery Service Reform Incentive Payment program (“DSRIP”) revenues. The above-mentioned Texas DSRIP receivables outstanding as of December 31, 2015 were collected in January, 2016.  Although the accounts receivable due from Illinois and Texas could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois and/or Texas. Failure to ultimately collect all outstanding amounts due from these states would have an adverse impact on our future consolidated results of operations and cash flows.

D) Concentration of Revenues: Our five majority owned acute care hospitals in the Las Vegas, Nevada market contributed, on a combined basis, 13% in 2015, and 14% in both 2014 and 2013 of our consolidated net revenues.

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

Medicare EHR incentive payments: Federal regulations require that Medicare EHR incentive payments be computed based on the Medicare cost report that begins in the federal fiscal period in which a hospital meets the applicable “meaningful use” requirements. Since the annual Medicare cost report periods for each of our acute care hospitals ends on December 31 st , we will recognize Medicare EHR incentive income for each hospital during the fourth quarter of the year in which the facility meets the “meaningful use” criteria and during the fourth quarter of each applicable subsequent year.

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

We capitalize interest expense on major construction projects while in progress. We capitalized interest on major construction projects and the development and implementation of electronic health records applications amounting to $304,000 during 2015, $0 during 2014 and $4.9 million during 2013.

Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (twenty to forty years) and equipment (three to fifteen years). Depreciation expense (excluding discontinued operations) was $337.5 million during 2015, $314.5 million during 2014 and $285.6 million during 2013.

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

I) Goodwill and Intangible Assets: Goodwill and indefinite-lived intangible assets are reviewed for impairment at the reporting unit level on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit.  During the quarter ended September 30, 2015, we changed our annual goodwill and indefinite-lived intangibles testing date from September 1st to October 1st. Management believes that this voluntary change in accounting method is preferable as it aligns the annual impairment testing date with our annual budgeting process.  In connection with this change, we first performed an impairment test as of September 1, 2015, which indicated no impairment of goodwill or indefinite-lived intangible assets.  We performed an additional impairment test as of October 1, 2015 which also indicated no impairment of goodwill or indefinite-lived intangible assets. There were also no impairments during 2014 or 2013. The 2015 change in annual testing date does not delay, accelerate or avoid an impairment charge. Future changes in the estimates used to conduct the impairment review, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill or indefinite-lived intangible assets.

Changes in the carrying amount of goodwill for the two years ended December 31, 2015 were as follows (in thousands):

	Acute Care Services	Behavioral Health Services	Total Consolidated
Balance, January 1, 2014	$383,011	$2,666,005	$3,049,016
Goodwill acquired during the period	4,088	246,124	250,212
Adjustments to goodwill (a)	0	(8,015)	(8,015)
Balance, December 31, 2014	387,099	2,904,114	3,291,213
Goodwill acquired during the period	2,480	316,427	318,907
Goodwill divested during the period	0	(1,497)	(1,497)
Adjustments to goodwill (a)	(72)	(12,437)	(12,509)
Balance, December 31, 2015	$389,507	$3,206,607	$3,596,114

(a)	The decrease in the Behavioral Health Services’ goodwill consists primarily of foreign currency translation adjustments.

J) Other Assets:  Other assets consist primarily of amounts related to: (i) intangible assets acquired in connection with our acquisitions of Foundations Recovery Network, LLC during 2015, Ascend Health Corporation during 2012 and Psychiatric Solutions, Inc. during 2010; (ii) prepaid fees for various software and other applications used by our hospitals; (iii) costs incurred in connection with the purchase and implementation of an electronic health records application for each of our acute care facilities; (iv) required capital reserves related to our commercial insurer; (v) deposits; (vi) investments in various businesses, including Universal Health Realty Income Trust and Premier, Inc.; (vii) the invested assets related to a deferred compensation plan that is held by an independent trustee in a rabbi-trust and that has a related payable included in other noncurrent liabilities; (viii) the estimated future payments related to physician-related contractual commitments, as discussed below, and; (ix) other miscellaneous assets. As of December 31, 2015, net intangible assets were $219 million and consisted of the following: Tradename ($124 million), Medicare licenses ($57 million), Certificates of need ($12 million), and contract relationships and other ($25 million, net of $25 million of accumulated amortization).  As of December 31, 2014, net intangible assets were $98 million and consistent of the following: Medicare licenses

($57 million), Certificates of need ($12 million), and contract relationships ($29 million, net of $19 million of accumulated amortization).

K) Physician Guarantees and Commitments: As of December 31, 2015 and 2014, our accrued liabilities-other, and our other assets included $1 million and $2 million, respectively, of estimated future payments related to physician-related contractual commitments. The $1 million of potential future financial obligations outstanding as of December 31, 2015 are potential 2016 obligations.

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

In addition, we also: (i) own commercial health insurers headquartered in Nevada and Puerto Rico, and; (ii) maintain self-insured employee benefits programs for employee healthcare and dental claims. The ultimate costs related to these programs/operations include expenses for claims incurred and paid in addition to an accrual for the estimated expenses incurred in connection with claims incurred but not yet reported. Given our significant insurance-related exposure, there can be no assurance that a sharp increase in the number and/or severity of claims asserted against us will not have a material adverse effect on our future results of operations.

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

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. Our tax returns have been examined by the Internal Revenue Service (“IRS”) through the year ended December 31, 2006. We believe that adequate accruals have been provided for federal, foreign and state taxes. See Note 6— Income Taxes, for additional disclosure.

N) Other Noncurrent Liabilities:  Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves, pension and deferred compensation liabilities, and a liability incurred in connection with split-dollar life insurance agreements on the lives of our chief executive officer and his wife.

O) Redeemable Noncontrolling Interests and Noncontrolling Interest:  Outside owners hold noncontrolling, minority ownership interests of: (i) approximately 28% in six acute care facilities (including a facility currently under construction) located in Las Vegas, Nevada; (ii) 20% in an acute care facility located in Washington, D.C.; (iii) approximately 11% in an acute care facility located in Laredo, Texas, and; (iv) 20% in a behavioral health care facility located in Philadelphia, Pennsylvania. The redeemable noncontrolling interest balances of $243 million as of December 31, 2015 and $240 million as of December 31, 2014, and the noncontrolling interest balances of $60 million as of December 31, 2015 and $55 million as of December 31, 2014, consist primarily of the third-party ownership interests in these hospitals.

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

The amounts recognized in AOCI for the two years ended December 31, 2015 were as follows (in thousands):

	Net Unrealized Gains (Losses) on Effective Cash Flow Hedges	Foreign Currency Translation Adjustment	Minimum Pension Liability	Total AOCI
Balance, January 1, 2014, net of income tax	$(14,170)	$0	$(10,640)	$(24,810)
2014 activity:
Pretax amount	17,332	(2,431)	(14,270)	631
Income tax effect	(6,409)	0	5,356	(1,053)
Change, net of income tax	10,923	(2,431)	(8,914)	(422)
Balance, January 1, 2015, net of income tax	(3,247)	(2,431)	(19,554)	(25,232)
2015 activity:
Pretax amount	4,634	(1,728)	2,177	5,083
Income tax effect	(2,163)	0	(817)	(2,980)
Change, net of income tax	2,471	(1,728)	1,360	2,103
Balance, December 31, 2015, net of income tax	$(776)	$(4,159)	$(18,194)	$(23,129)

Q) Accounting for Derivative Financial Investments and Hedging Activities and Foreign Currency Forward Exchange Contracts:  We manage our ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this risk in a cost-effective manner, we, from time to time, enter into interest rate swap agreements in which we agree to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts.

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

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. The cash flows from these contracts are reported as operating activities in the Consolidated Statements of Cash Flows. For the years ended December 31, 2015 and 2014, we recorded net favorable cash inflows of $22.9 million and $15.6 million, respectively, associated with these forward exchange contracts.

R) Stock-Based Compensation:  At December 31, 2015, we have a number of stock-based employee compensation plans. Pursuant to the FASB’s guidance, we expense the grant-date fair value of stock options and other equity-based compensation pursuant to the straight-line method over the stated vesting period of the award using the Black-Scholes option-pricing model.

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

The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

	Twelve Months Ended December 31,
	2015	2014	2013
Basic and diluted:
Net Income	$750,698	$604,996	$554,023
Less: Net income attributable to noncontrolling interest	(70,170)	(59,653)	(43,290)
Less: Net income attributable to unvested restricted share grants	(281)	(236)	(294)
Net income attributable to UHS—basic and diluted	$680,247	$545,107	$510,439
Basic earnings per share attributable to UHS:
Weighted average number of common shares—basic	98,797	98,826	98,033
Total basic earnings per share	$6.89	$5.52	$5.21
Diluted earnings per share attributable to UHS:
Weighted average number of common shares	98,797	98,826	98,033
Net effect of dilutive stock options and grants based on the treasury stock method	1,897	1,718	1,328
Weighted average number of common shares and equivalents—diluted	100,694	100,544	99,361
Total diluted earnings per share	$6.76	$5.42	$5.14

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all years presented above, excludes certain outstanding stock options applicable to each year since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 765,000 during 2015, 2,250 during 2014, and 4,000  during 2013.

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

V) Mergers and Acquisitions: The acquisition method of accounting for business combinations requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values with limited exceptions. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs and costs to restructure the acquired company are expensed as incurred. The fair value of intangible assets, including Medicare Licenses, Certificates of Need, Tradenames and certain contracts, is based on significant judgments made by our management, and accordingly, for significant items we typically obtain assistance from third party valuation specialists.

W) GPO Agreement/Minority Ownership Interest: During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier, Inc. (“Premier), a healthcare performance improvement alliance, and acquired a minority interest in the GPO for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO, which were recorded as deferred income and included in liabilities on our consolidated balance sheet as of December 31, 2015 and 2014. The deferred income is being recognized, on a pro rata basis, as a reduction to our supplies expense over the expected life of the GPO agreement. Also in connection with this GPO agreement, we received shares of restricted stock in Premier which vest ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO. We are recognizing the fair value of this restricted stock, as a reduction to our supplies expense, in our consolidated statements of income on a pro rata basis over the vesting period.

X) Provider Taxes: We incur health-care related taxes (“Provider Taxes”) imposed by states in the form of a licensing fee, assessment or other mandatory payment which are related to: (i) healthcare items or services; (ii) the provision of, or the authority to provide, the health care items or services, or; (iii) the payment for the health care items or services. Such Provider Taxes are subject to various federal regulations that limit the scope and amount of the taxes that can be levied by states in order to secure federal matching funds as part of their respective state Medicaid programs. We derive a related Medicaid reimbursement benefit from assessed Provider Taxes in the form of Medicaid claims based payment increases and/or lump sum Medicaid supplemental payments. Under these programs, including the impact of Uncompensated Care and Upper Payment Limit programs, and the Texas Delivery System Reform Incentive program, we earned revenues (before Provider Taxes) of approximately $307 million during 2015, $295 million during 2014, and $213 million during 2013. These revenues were offset by Provider Taxes of approximately $137 million during 2015, $140 million during 2014, and $84 million during 2013, which are recorded in other operating expenses on the Consolidated Statements of Income as included herein. Prior to 2015, these Provider Taxes were recorded as a reduction to our net revenues. Accordingly, the Consolidated Statements of Income for 2014 and 2013 have been revised to reflect the current year presentation, resulting in an increase in net revenue and an increase in other operating expenses of $140 million during 2014 and $84 million during 2013. The aggregate net benefit from these programs was $170 million during 2015, $155 million during 2014, and $130 million during 2013. The aggregate net benefit pursuant to these programs is earned from multiple states and therefore no particular state’s portion is individually material to our consolidated financial statements. In addition, under various disproportionate share hospital payment programs and the Nevada state plan amendment program, we earned revenues of $46 million in 2015, $59 million in 2014, and $54 million in 2013.

Y) Recent Accounting Standards:

In November, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”, which eliminates the guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet.  The amendments require that all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in a classified balance sheet.  The amendments are effective for public business entities for annual fiscal years beginning after December 15, 2016.  We do not expect the adoption of these amendments to have a material impact on our condensed consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which changes the reporting requirement for retrospective adjustments to provisional amounts in the measurement period. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The revised guidance is effective for annual fiscal periods beginning after December 15, 2015. We do not expect the adoption of this revised guidance to have a material impact on our condensed consolidated financial statements.

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

In April and August 2015, the FASB issued ASU No. 2015-03 and ASU No. 2015-15, “Interest- Imputation of Interest,” respectively, to simplify the presentation of debt issuance costs. The standard requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. The FASB clarified that debt issuance costs related to line-of-credit arrangements can be presented as an asset and amortized over the term of the arrangement. The guidance is effective for annual fiscal periods beginning after December 15, 2015. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

Z) Foreign Currency Translation: Assets and liabilities of our U.K. subsidiaries are denominated in pound sterling and translated into U.S. dollars at: (i) the rates of exchange at the balance sheet date, and; (ii) average rates of exchange prevailing during the year for revenues and expenses. The currency translation adjustments are reported as a component of accumulated other comprehensive income.

2) ACQUISITIONS AND DIVESTITURES

Year ended December 31, 2015:

2015 Acquisitions of Assets and Businesses:

During 2015 we spent $534 million to:

•	acquire a 46-bed behavioral health care facility located in the U.K. (acquired during the first quarter);

•	acquire Alpha Hospitals Holdings Limited consisting of four behavioral health care hospitals with 305 beds located in the U.K. (acquired during the third quarter);

•	acquire Foundations Recovery Network, LLC consisting of 4 inpatient facilities (322 beds) as well as 8 outpatient centers (during the fourth quarter), and;

•	various other businesses, a management contract and real property assets.

The aggregate net purchase price of the facilities was allocated to assets and liabilities based on their preliminary estimated fair values as follows:

Amount (000s)
Working capital, net	$(7,000)
Property & equipment	116,000
Goodwill	319,000
Other assets	128,000
Income tax assets, net of deferred tax liabilities	(22,000)
Cash paid in 2015 for acquisitions	$534,000

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

Other assets includes an indefinite lived tradename for $124 million recorded in connection with the Foundations acquisition.

Included in our consolidated net revenues for the year ended December 31, 2015 was an aggregate of approximately $30 million representing the net revenues generated at the newly acquired facilities from their respective dates of acquisition through December

31, 2015. The aggregate effect of the earnings generated by these facilities since the dates of acquisition, less the cost on the borrowings utilized to finance the acquisition, was not material to our 2015 net income attributable to UHS and net income attributable to UHS per diluted share.

Assuming the acquisitions occurred on January 1, 2015, our 2015 unaudited pro forma net revenues would have been approximately $9.17 billion and our unaudited pro forma net income attributable to UHS would have been approximately $690 million, or $6.85 per diluted share. Assuming the above-mentioned acquisitions occurred on January 1, 2014, our 2014 unaudited pro forma net revenues would have been approximately $8.35 billion and our unaudited pro forma net income attributable to UHS would have been approximately $545 million and $5.42 per diluted share.

2015 Divestiture of Assets and Businesses:

During 2015 we received $3 million in connection with the divestiture of a small operator of behavioral health care services.

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

•

acquire the previously leased real property of Cygnet Hospital-Harrow, a 44-bed behavioral health care facility located in the U.K., the operations of which were acquired as part of our acquisition of Cygnet (during the fourth quarter), and;

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

Assuming the acquisitions occurred on January 1, 2014, our 2014 unaudited pro forma net revenues would have been approximately $8.28 billion and our unaudited pro forma net income attributable to UHS would have been approximately $558 million, or $5.55 per diluted share. Assuming the above-mentioned acquisitions occurred on January 1, 2013, our 2013 unaudited pro forma net revenues would have been approximately $7.62 billion and our unaudited pro forma net income attributable to UHS would have been approximately $522 million and $5.25 per diluted share.

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

Discontinued Operations

There were no material divestitures during 2015 or 2014.

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

The following table shows the results of operations for Peak, which was reflected as discontinued operations during our period of ownership during 2013 (amounts in thousands). Since the aggregate income from discontinued operations before income tax expense is not material to our consolidated financial statements, it is included as a reduction to other operating expenses.

2013
Net revenues	$7,813
Income (loss) from discontinued operations, before income Taxes	932
Gain on divestiture	3,080
Income from discontinued operations, before income tax Expense	4,012
Income tax expense	(1,506)
Income from discontinued operations, net of income taxes	$2,506

3) FINANCIAL INSTRUMENTS

Fair Value Hedges:

During 2015, 2014 and 2013, we had no fair value hedges outstanding.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during 2015 and 2014 and determined the hedges to be highly effective. We also determined that any portion of the hedges deemed to be ineffective was de minimis and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. We do not anticipate nonperformance by our counterparties. We do not hold or issue derivative financial instruments for trading purposes.

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

During 2015, we entered into nine forward starting interest rate swaps whereby we pay a fixed rate on a total notional amount of $1.0 billion and receive one-month LIBOR. The average fixed rate payable on these swaps, which are scheduled to mature on April 15, 2019, is 1.31%. These interest rates swaps consist of:

•Four forward starting interest rate swaps, entered into during the second quarter of 2015, whereby we pay a fixed rate on a total notional amount of $500 million and receive one-month LIBOR. Each of the four swaps became effective on July 15, 2015 and are scheduled to mature on April 15, 2019. The average fixed rate payable on these swaps is 1.40%;

•Four forward starting interest rate swaps, entered into during the third quarter of 2015, whereby we pay a fixed rate on a total notional amount of $400 million and receive one-month LIBOR. One swap on a notional amount of $100 million became effective on July 15, 2015, two swaps on a total notional amount of $200 million became effective on September 15, 2015 and another swap on a notional amount of $100 million became effective on December 15, 2015. All of these swaps are scheduled to mature on April 15, 2019. The average fixed rate payable on these four swaps is 1.23%, and;

•One interest rate swap, entered into during the fourth quarter of 2015, whereby we pay a fixed rate on a total notional amount of $100 million and receive one-month LIBOR. The swap became effective on December 15, 2015 and is scheduled to mature on April 15, 2019.  The fixed rate payable on this swap is 1.21%.

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from our counterparties.  We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At December 31, 2015, the fair value of our interest rate swaps was a net liability of $1 million comprised of a $5 million asset which is included in other assets offset by a $6 million liability which is included in other current liabilities on the accompanying balance sheet.  At December 31, 2014, the fair value of our interest rate swaps was a liability of $6 million, all of which is included in other current liabilities.

4) LONG-TERM DEBT

A summary of long-term debt follows:

	December 31,
	2015	2014
	(amounts in thousands)
Long-term debt:
Notes payable and Mortgages payable (including obligations under capitalized leases of $24,900 in 2015 and $21,600 in 2014) and term loans with varying maturities through 2027; weighted average interest rates of 6.8% in 2015 and 6.4% in 2014 (see Note 7 regarding capitalized leases)	$27,513	$41,257
Revolving credit and on-demand credit facility	304,900	140,500
Term Loan A, net of unamortized discount of $1,593 in 2015 and $2,035 in 2014	1,717,940	1,761,872
Revenue bonds, interest at floating rates of 0.05% at December 31, 2014	—	5,300
Accounts receivable securitization program	400,000	330,000
3.75% Senior Secured Notes due 2019, net of unamortized discount of $155 in 2015 and $198 in 2014	299,845	299,802
4.75% Senior Secured Notes due 2022, net of unamortized discount of $177 in 2015 and $204 in 2014	299,823	299,796
7.125% Senior Secured Notes due 2016, including unamortized net premium of $4 in 2015 and $7 in 2014	400,004	400,007
Total debt	3,450,025	3,278,534
Less-Amounts due within one year	(62,722)	(68,319)
Long-term debt	$3,387,303	$3,210,215

During the third quarter of 2014, we completed the following financing transactions:

•

On August 7, 2014, we entered into a Fourth Amendment (the “Fourth Amendment”) to our credit agreement dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012 and May 16, 2013, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders (“Credit Agreement”). The Credit Agreement, as amended, which is scheduled to mature in August, 2019, consists of: (i) an $800 million revolving credit facility ($300 million of borrowings outstanding as of December 31, 2015), and; (ii) a $1.775 billion term loan A facility ($1.720 billion of borrowings outstanding as of December 31, 2015) which combined our previously outstanding term loan A and term loan A2 facilities which were scheduled to mature in 2016;

•	Repaid $550 million of outstanding borrowings pursuant to our previously outstanding term loan B facility which was scheduled to mature in 2016;
•

Increased the borrowing capacity on our existing accounts receivable securitization program (“Securitization”) to $360 million from $275 million, effective August 1, 2014. In December, 2015, the Securitization was amended to increase the borrowing capacity to $400 million and extend the scheduled maturity date to December 21, 2018;

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

Borrowings under the Credit Agreement bear interest at either (1) the ABR rate which is defined as the rate per annum equal to, at our election: the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit and term loan-A borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit and term loan-A borrowings. As of December 31, 2015, the applicable margins were 0.50% for ABR-based loans and 1.50% for LIBOR-based loans under the revolving credit and term loan-A facilities.

As of December 31, 2015, we had $300 million of borrowings outstanding pursuant to the terms of our $800 million revolving credit facility and we had $461 million of available borrowing capacity, net of $5 million of outstanding borrowings pursuant to a short-term, on-demand credit facility and $34 million of outstanding letters of credit. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, certain real estate assets and assets held in joint-ventures with third-parties) and our material subsidiaries and guaranteed by our material subsidiaries.

Pursuant to the terms of the Credit Agreement, term loan-A quarterly installment payments of approximately: (i) $11 million commenced during the fourth quarter of 2014 and are scheduled to continue through September, 2016, and; (ii) $22 million are scheduled from the fourth quarter of 2016 through June, 2019.

As discussed above, in December, 2015, our Securitization with a group of conduit lenders and liquidity banks was amended to increase the borrowing capacity to $400 million from $360 million and extend the scheduled maturity date to December 21, 2018. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At December 31, 2015, we had $400 million of outstanding borrowings and no additional capacity pursuant to the terms of our accounts receivable securitization program.

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

On June 30, 2006, we issued $250 million of senior secured notes which have a 7.125% coupon rate and mature on June 30, 2016 (the “7.125% Notes”). Interest on the 7.125% Notes is payable semiannually in arrears on June 30th and December 30th of each year. In June, 2008, we issued an additional $150 million of 7.125% Notes which formed a single series with the original 7.125% Notes issued in June, 2006. Other than their date of issuance and initial price to the public, the terms of the 7.125% Notes issued in June, 2008 are identical to and trade interchangeably with, the 7.125% Notes which were originally issued in June, 2006.  Since we have the ability and intent to refinance the 7.125% Notes on or before the scheduled maturity date (June 30, 2016) either through the issuance of new long-term notes, a new long-term debt facility, or utilizing funds borrowed pursuant to our revolving credit facility, the 7.125% Notes are classified as long-term on our Consolidated Balance Sheet as of December 31, 2015.

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

The average amounts outstanding during each of years 2015, 2014 and 2013 under the current and prior Credit Agreements, demand notes and accounts receivable securitization programs was $2.1 billion, $2.4 billion and $2.9 billion, respectively, with corresponding interest rates of 1.7%, 1.8% and 2.2%, respectively, including commitment and facility fees. The maximum amounts outstanding at any month-end were $2.3 billion in 2015, $2.7 billion in 2014 and $3.0 billion in 2013. The effective interest rate on our current and prior Credit Agreements, accounts receivable securitization programs, and demand notes, which includes the respective interest expense, commitment and facility fees, designated interest rate swaps expense and amortization of deferred financing costs and original issue discounts, was 2.4% in 2015, 3.1% in 2014 and 3.6% in 2013.

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of December 31, 2015.

At December 31, 2015, the carrying value and fair value of our debt were each approximately $3.5 billion. At December 31, 2014, the carrying value and fair value of our debt were each approximately $3.3 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

The aggregate scheduled maturities of our total debt outstanding as of December 31, 2015 are as follows:

(000s)
2016	$62,722
2017	91,254
2018	491,514
2019	2,486,965
2020	1,650
Later	315,920
Total	$3,450,025

5) COMMON STOCK

Dividends

Cash dividends of $0.40 per share ($39.5 million in the aggregate) were declared and paid during 2015, $0.30 per share ($29.7 million in the aggregate) were declared and paid during 2014, and $.20 per share ($19.6 million in the aggregate) were declared and paid during 2013. All classes of our common stock have similar economic rights.

Stock Repurchase Programs

In July, 2014, our Board of Directors authorized a stock repurchase program whereby, from time to time as conditions allow, we may spend up to $400 million to purchase shares of our Class B Common Stock on the open market at prevailing market prices or in negotiated private transactions. There is no expiration date for our stock repurchase programs.

The following schedule provides information related to our stock repurchase program for each of the three years ended December 31, 2015. During 2015, 1,326,207 shares ($166.2 million) were repurchased pursuant to the terms of our stock repurchase program and 493,296 shares ($58.0 million in the aggregate) were repurchased in connection with the income tax withholding obligations resulting from the exercise of stock options and the vesting of restricted stock grants.  During 2014, 548,192 shares ($58.0 million in the aggregate) were repurchased pursuant to the terms of our stock repurchase program and 480,972 shares ($42.7 million in the aggregate) were repurchased in connection with income tax withholding obligations resulting from the exercise of stock options and the vesting of restricted stock grants. No shares were repurchased during 2013 pursuant to publicly announced stock repurchase programs and 427,170 shares ($27.2 million in the aggregate) were repurchased in connection with income tax withholding obligations resulting from the exercise of stock options and the vesting of restricted stock grants.

	Additional dollars authorized for repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total number of shares purchased as part of publicly announced programs	Average price pad per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Aggregate purchase price paid for shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands)
Balance as of January 1, 2013									767,704	N/A
2013	—	427,170	—	N/A	—	N/A	$27,201	N/A	767,704	N/A
2014	400,000	1,029,164	767,704	N/A	548,192	$105.71	$100,749	$57,950	N/A	$342,050
2015	$—	1,819,503	—	N/A	1,326,207	$125.34	$224,260	$166,222	N/A	$175,828
Total for three year period ended December 31, 2015	$400,000	3,275,837	767,704	N/A	1,874,399	$119.60	$352,210	$224,172

Stock-based Compensation Plans

At December 31, 2015, we have a number of stock-based employee compensation plans. Pursuant to the FASB’s guidance, we expense the grant-date fair value of stock options and other equity-based compensation pursuant to the straight-line method over the stated vesting period of the award using the Black-Scholes option-pricing model.

Pre-tax compensation costs of $38.0 million during 2015, $29.2 million during 2014 and $25.8 million during 2013 were recognized related to outstanding stock options. In addition, pre-tax compensation costs of $2.0 million during 2015, $1.9 million during 2014 and $2.0 million during 2013 were recognized related to amortization of restricted stock and discounts provided in connection with shares purchased pursuant to our 2005 Employee Stock Purchase Plan.  As of December 31, 2015, there was approximately $67.7 million of unrecognized compensation cost related to unvested stock options and restricted stock which is expected to be recognized over the remaining average vesting period of 2.7 years.

The expense associated with stock-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $40.0 million in 2015, $31.1 million in 2014 and $27.8 million in 2013. In accordance with ASC 718, excess income tax benefits related to stock-based compensation are classified as cash inflows from financing activities on the Consolidated Statement of Cash Flows. During 2015, 2014 and  2013 we generated $47.4 million, $33.9 million and $20.1 million, respectively, of excess income tax benefits related to stock based compensation which are reflected as cash inflows from financing activities in our Consolidated Statements of Cash Flows, as included herein.

In 2005, we adopted the 2005 Stock Incentive Plan which was amended in 2008, 2010 and 2015 (the “Stock Incentive Plan”). An aggregate of 29.5 million shares of Class B Common Stock has been reserved under the Stock Incentive Plan. During 2015, 2014 and 2013, stock options, net of cancellations, of approximately 2.9 million, 2.8 million and 2.6 million, respectively, were granted. The per option weighted-average grant-date fair value of options granted during 2015, 2014 and 2013 was $21.37, $17.23 and $13.33, respectively. Stock options to purchase Class B Common Stock have been granted to our officers, key employees and members of our Board of Directors. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. Options are exercisable ratably over a four-year period beginning one year after the date of the grant. All outstanding options expire five years after the date of the grant. As of December 31, 2015, approximately 6.9 million shares of Class B Common Stock remain available for issuance pursuant to the Stock Incentive Plan.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were derived from averaging the number of options granted during the most recent five-year period. The weighted-average assumptions reflected below were based upon twenty-five option grants for the five-year period ending December 31, 2015,  twenty-one option grants for the five-year period ending December 31, 2014 and eighteen option grants for the five-year period ended December 31, 2013.

Year Ended December 31,	2015	2014	2013
Volatility	33%	35%	36%
Interest rate	1%	1%	1%
Expected life (years)	3.4	3.4	3.6
Forfeiture rate	10%	10%	11%
Dividend yield	0.4%	0.4%	0.5%

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

The table below summarizes our stock option activity during each of the last three years:

Outstanding Options	Number of Shares	Average Option Price	Range (High-Low)
Balance, January 1, 2013	7,436,238	$36.31	$54.79-$16.22
Granted	2,889,750	$53.51	$79.79-$53.38
Exercised	(2,288,666)	$32.27	$54.79-$16.22
Cancelled	(416,364)	$43.93	$53.38-$16.22
Balance, January 1, 2014	7,620,958	$43.63	$79.79-$30.32
Granted	2,845,500	$78.65	$102.21-$78.17
Exercised	(2,277,469)	$38.50	$73.65-$30.32
Cancelled	(291,538)	$55.63	$78.17-$36.95
Balance, January 1, 2015	7,897,451	$57.29	$102.21-$36.95
Granted	3,039,350	$117.70	$142.43-$108.29
Exercised	(2,256,454)	$48.97	$102.21-$36.95
Cancelled	(280,164)	$83.63	$134.70-$36.95
Balance, December 31, 2015	8,400,183	$80.50	$142.43-$36.95
Outstanding options vested and exercisable as of December 31, 2015	1,671,216	$52.19	$102.21-$36.95

The following table provides information about unvested options for the year December 31, 2015:

	Shares	Weighted Average Grant Date Fair Value
Unvested options as of January 1, 2015	6,485,029	$14.36
Granted	3,039,350	$21.37
Vested	(2,515,248)	$13.38
Cancelled	(280,164)	$17.36
Unvested options as of December 31, 2015	6,728,967	$17.77

The following table provides information regarding all options outstanding at December 31, 2015:

	Options Outstanding	Options Exercisable
Number of options outstanding	8,400,183	1,671,216
Weighted average exercise price	$80.50	$52.19
Aggregate intrinsic value as of December 31, 2015	$328,564,543	$112,466,544
Weighted average remaining contractual life	3.0	1.9

The total in-the-money value of all stock options exercised during the years ended December 31, 2015, 2014 and 2013 were $154.1 million, $112.5 million and $70.9 million, respectively.

The weighted average remaining contractual life for options outstanding and weighted average exercise price per share for exercisable options at December 31, 2015 were as follows:

Exercise Price	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Exercisable Options	Weighted Average Exercise Price Per Share	Expected to Vest Options (a)	Weighted Average Exercise Price Per Share
	Shares			Shares		Shares
$36.95 – $46.97	1,298,145	$37.13	1.0	717,517	$37.25	574,626	$36.97
$53.38 – $73.65	1,805,950	53.49	2.0	571,450	53.45	1,098,889	53.50
$78.17 – $96.98	2,321,238	78.31	3.2	380,249	78.25	1,295,612	78.34
$102.21 – $142.43	2,974,850	117.54	4.2	2,000	102.21	1,980,776	117.52
Total	8,400,183	$80.50	3.0	1,671,216	$52.19	4,949,903	$88.86

(a)	Assumes a weighted average forfeiture rate of 9.95%.

In addition to the Stock Incentive Plan, we have the following stock incentive and purchase plans: (i) the 2010 Employees’ Restricted Stock Purchase Plan, as amended in 2015, (“2010 Plan”) which allows eligible participants to purchase shares of Class B Common Stock at par value, subject to certain restrictions, and; (ii) a 2005 Employee Stock Purchase Plan which allows eligible employees to purchase shares of Class B Common Stock at a ten percent discount. There were 17,789, 26,189 and 10,000 and  shares of restricted stock granted pursuant to the 2010 Plan during 2015, 2014 and 2013, respectively, with various ratable vesting periods ranging up to five years from the date of grant. There were 68,213, 75,303 and 90,587 and shares issued pursuant to the Employee Stock Purchase Plan during 2015, 2014 and 2013, respectively.

We have reserved 2.8 million shares of Class B Common Stock for issuance under these various plans (excluding terminated plans and including a reserve reduction during 2015) and have issued approximately 1.3 million shares, net of cancellations, pursuant to the terms of these plans (excluding terminated plans) as of December 31, 2015. As of December 31, 2015, approximately 1.5 million shares of Class B Common Stock remain available for issuance pursuant to these various plans.

At December 31, 2015, 24,056,061 shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock.

6) INCOME TAXES

Components of income tax expense/(benefit) are as follows (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Current
Federal	$363,734	$248,172	$256,545
Foreign	3,151	4,167	1,655
State	38,987	23,224	28,490
	405,872	275,563	286,690
Deferred
Federal	(15,912)	41,583	25,341
Foreign	5,545	—	—
State	(302)	7,525	3,278
	(10,669)	49,108	28,619
Total	$395,203	$324,671	$315,309

Deferred taxes are required to be classified based on the financial statement classification of the related assets and liabilities which give rise to temporary differences. Deferred taxes result from temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The components of deferred taxes are as follows (amounts in thousands):

	Year Ended December 31,
	2015	2014
Deferred income tax assets:
Self-insurance reserves	$88,401	$84,915
Compensation accruals	66,399	55,788
State and foreign net operating loss carryforwards and other state and foreign deferred tax assets	62,541	60,521
Other currently non-deductible accrued liabilities	17,213	16,739
Net pension liability—OCI only	10,929	11,746
Doubtful accounts and other reserves	29,616	18,428
Other combined items—OCI only	457	2,615
	275,556	250,752
Less: Valuation Allowance	(52,567)	(52,764)
Net deferred income tax assets:	222,989	197,988
Deferred income tax liabilities:
Depreciable and amortizable assets	(400,809)	(362,674)
Other deferred tax liabilities	(2,960)	(2,963)
Net deferred income tax liabilities	$(180,780)	$(167,649)

Increases in deferred tax assets relating to foreign net operating loss carryforwards reflect the impact of deferred taxes recorded in conjunction with the acquisition of 5 additional behavioral health care facilities located in the U.K. during 2015. Increases in deferred tax liabilities relating to depreciable and separately identifiable intangible assets primarily reflect the impact of deferred taxes recorded in conjunction with the acquisition of Foundations Recovery Network, LLC (“Foundations”).

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for each of the years ended December 31, 2015, 2014 and 2013 (dollar amounts in thousands):

	2015	2014	2013
Provision for income taxes	$395,203	$324,671	$315,309
Income before income taxes	1,145,901	929,667	869,332
Effective tax rate	34.5%	34.9%	36.3%

Impacting the effective tax rates during 2015, 2014 and 2013 were favorable discrete tax items of approximately $1 million recorded during each year to adjust the estimated liabilities for uncertain tax positions.

The foreign provision for income taxes is based on foreign pre-tax earnings of $41 million in 2015, $15 million in 2014 and $6 million in 2013. Our consolidated financial statements provide for any related tax liability on undistributed earnings that we do not intend to be indefinitely reinvested outside the U.S. Certain of our undistributed international earnings intended to be indefinitely reinvested in operations outside the U.S. have a statutory rate of 20.25%. As of December 31, 2015, U.S. income taxes have not been provided on a cumulative total of $53 million of such earnings. The amount of unrecognizable deferred tax liability related to these temporary differences is estimated to be approximately $8 million.

A reconciliation between the federal statutory rate and the effective tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	2.3%	2.3%	2.5%
Divestiture gain	0.0%	0.0%	0.3%
Other items	-0.6%	0.0%	0.4%
Impact of income attributable to noncontrolling interests	-2.2%	-2.4%	-1.9%
Effective tax rate	34.5%	34.9%	36.3%

Included in “Other current assets” on our Consolidated Balance Sheet are prepaid federal, foreign, and state income taxes amounting to approximately $42 million and $17 million as of December 31, 2015 and 2014, respectively.

The net deferred tax assets and liabilities are comprised as follows (amounts in thousands):

	Year Ended December 31,
	2015	2014
Current deferred taxes
Assets	$135,120	$115,870
Liabilities	—	(1,305)
Total deferred taxes-current	135,120	114,565
Noncurrent deferred taxes
Assets	92,383	85,792
Liabilities	(408,283)	(368,006)
Total deferred taxes-noncurrent	(315,900)	(282,214)
Total deferred tax liabilities	$(180,780)	$(167,649)

The assets and liabilities classified as current relate primarily to the allowance for uncollectible patient accounts, compensation-related accruals and the current portion of the temporary differences related to self- insurance reserves. At December 31, 2015, state net operating loss carryforwards (expiring in years 2016 through 2035), and credit carryforwards available to offset future taxable income approximated $1.08 billion representing approximately $53 million in deferred state tax benefit (net of the federal benefit). At December 31, 2015, there were foreign net operating loss carryforwards of approximately $20 million expiring through 2023 representing approximately $5 million in deferred foreign tax benefit.

A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on available evidence, it is more likely than not that certain of our state tax benefits will not be realized. Therefore, valuation allowances of approximately $51 million and $50 million have been reflected as of December 31, 2015 and 2014, respectively. During 2015, the valuation allowance on these state tax benefits increased by $1 million due to additional net operating losses incurred. In addition, valuation allowances of approximately $2 million and $3 million have been reflected as of December 31, 2015 and 2014 related to foreign net operating losses. There were no significant increases in valuation allowances as a result of the acquisition of Foundations.

We adopted the provisions of Accounting for Uncertainty in Income Taxes effective January 1, 2007. During 2015 and 2014, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were increased less than $1 million due to tax positions taken in the current and prior years. During 2015, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were reduced due to the lapse of the statute of limitations resulting in a net income tax benefit of approximately $1 million. The balance at each of December 31, 2015 and 2014, if subsequently recognized, that would favorably affect the effective tax rate and the provision for income taxes is approximately $1 million and $2 million, respectively.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of December 31, 2015 and 2014, we have accrued interest and penalties of less than $1 million as of each date. The U.S. federal statute of limitations remains open for the 2012 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging for 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

The tabular reconciliation of unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 is as follows (amounts in thousands).

	As of December 31,
	2015	2014	2013
Balance at January 1,	$2,402	$3,369	$6,824
Additions based on tax positions related to the current year	50	50	50
Additions for tax positions of prior years	111	195	283
Reductions for tax positions of prior years	(524)	(1,212)	(1,260)
Settlements	(57)	—	(2,528)
Balance at December 31,	$1,982	$2,402	$3,369

7) LEASE COMMITMENTS

Three of our hospital facilities are held under operating leases with Universal Health Realty Income Trust with terms expiring in 2016 (see Note 9 for additional disclosure). We also lease the real property of certain facilities (see Item 2. Properties for additional disclosure).

A summary of property under capital lease follows (amounts in thousands):

	As of December 31,
	2015	2014
Land, buildings and equipment	$45,665	$40,782
Less: accumulated amortization	(27,169)	(27,556)
	$18,496	$13,226

Future minimum rental payments under lease commitments with a term of more than one year as of December 31, 2015, are as follows (amounts in thousands):

Year	Capital Leases	Operating Leases
	(000s)
2016	$3,849	$64,049
2017	3,929	42,989
2018	4,061	35,447
2019	3,996	29,721
2020	3,339	21,487
Later years	22,055	137,692
Total minimum rental	$41,229	$331,385
Less: Amount representing interest	(16,316)
Present value of minimum rental commitments	24,913
Less: Current portion of capital lease obligations	(1,557)
Long-term portion of capital lease obligations	$23,356

During 2015 and 2014, we assumed capital lease obligations of approximately $7 million and $16 million, respectively, in connection with the leases on certain real estate assets.  We incurred no capital lease obligations during 2013.  In the ordinary course of business, our facilities routinely lease equipment pursuant to new lease arrangements that will likely result in future lease and rental expense in excess of amounts indicated above.

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

As of December 31, 2015, the total accrual for our professional and general liability claims was $204 million, of which $48 million is included in current liabilities. As of December 31, 2014, the total accrual for our professional and general liability claims was $193 million, of which $51 million is included in current liabilities.

Below is a schedule showing the changes in our general and professional liability and workers’ compensation reserves during the three years ended December 31, 2015 (amount in thousands):

	General and
	Professional	Workers’
	Liability	Compensation	Total
Balance at January 1, 2013	$278,599	$65,954	$344,553
Plus: Accrued insurance expense, net of commercial premiums paid (a)	(35,182)	31,361	(3,821)
Less: Payments made in settlement of self-insured claims	(37,127)	(33,517)	(70,644)
Balance at January 1, 2014	206,290	63,798	270,088
Plus: Accrued insurance expense, net of commercial premiums paid (a)	22,601	36,675	59,276
Less: Payments made in settlement of self-insured claims	(35,987)	(33,659)	(69,646)
Balance at January 1, 2015	192,904	66,814	259,718
Plus: Accrued insurance expense, net of commercial premiums paid	58,460	32,435	90,895
Less: Payments made in settlement of self-insured claims	(47,391)	(31,746)	(79,137)
Balance at December 31, 2015	$203,973	$67,503	$271,476

(a)	General and professional liability amounts are net of adjustments recorded during 2014 and 2013, as discussed below.

The adjustments recorded during 2015 to our prior year reserves for professional and general liability claims did not have a material impact on our 2015 consolidated results of operations. We recorded reductions to our professional and general liability self-insurance reserves (relating to prior years) amounting to $20 million during 2014, and $81 million during 2013. The favorable change recorded during 2014 resulted from favorable changes in our estimated future claims payments pursuant to a reserve analysis. The favorable change in our estimated future claims payments recorded during 2013, relating to years prior to 2013, were due primarily to: (i) an increased weighting given to company-specific metrics (to 100% from 75%), and decreased general industry metrics (to 0% from 25%), related to projected incidents per exposure, historical claims experience and loss development factors; (ii) historical data which measured the realized favorable impact of medical malpractice tort reform experienced in several states in which we operate, and; (iii) a decrease in claims related to certain higher risk specialties (such as obstetrical) due to a continuation of the company-wide patient safety initiative undertaken during the last several years. As the number of our facilities and our patient volumes have increased, thereby providing for a statistically significant data group, and taking into consideration our long-history of company-specific risk management programs and claims experience, our reserve analyses have included a greater emphasis on our historical professional and general liability experience which has developed favorably as compared to general industry trends.

As of December 31, 2015, the total accrual for our workers’ compensation liability claims was $68 million, of which $34 million is included in current liabilities. As of December 31, 2014, the total accrual for our workers’ compensation liability claims was $67 million, of which $32 million is included in current liabilities.  The adjustments recorded during the last three years to our prior year reserves for workers’ compensation claims did not have a material impact on our consolidated results of operations for the years ended December 31, 2015, 2014 or 2013.

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

Office of Inspector General (“OIG”) and Government Investigations:

In February, 2013, the Office of Inspector General for the United States Department of Health and Human Services (“OIG”) served a subpoena requesting various documents from January, 2008 to the date of the subpoena directed at Universal Health Services, Inc. (“UHS”) concerning it and UHS of Delaware, Inc., and certain UHS owned behavioral health facilities including: Keys of Carolina, Old Vineyard Behavioral Health, The Meadows Psychiatric Center, Streamwood Behavioral Health, Hartgrove Hospital, Rock River Academy and Residential Treatment Center, Roxbury Treatment Center, Harbor Point Behavioral Health Center, f/k/a The Pines Residential Treatment Center, including the Crawford, Brighton and Kempsville campuses, Wekiva Springs Center and River Point Behavioral Health. Prior to receiving this subpoena: (i) the Keys of Carolina and Old Vineyard received notification during the second half of 2012 from the DOJ of its intent to proceed with an investigation following requests for documents for the period of January, 2007 to the date of the subpoenas from the North Carolina state Attorney General’s Office; (ii) Harbor Point Behavioral Health Center received a subpoena in December, 2012 from the Attorney General of the Commonwealth of Virginia requesting various documents from July, 2006 to the date of the subpoena, and; (iii) The Meadows Psychiatric Center received a subpoena from the OIG in February, 2013 requesting certain documents from 2008 to the date of the subpoena. Unrelated to these matters, the Keys of Carolina was closed and the real property was sold in January, 2013. We were advised that a qui tam action had been filed against Roxbury Treatment Center but the government declined to intervene and the case was dismissed.

In April, 2013, the OIG served facility specific subpoenas on Wekiva Springs Center and River Point Behavioral Health requesting various documents from January, 2005 to the date of the subpoenas. In July, 2013, another subpoena was issued to Wekiva Springs Center and River Point Behavioral Health requesting additional records. In October, 2013, we were advised by the DOJ’s Criminal Frauds Section that they received a referral from the DOJ Civil Division and opened an investigation of River Point Behavioral Health and Wekiva Springs Center. Subsequent subpoenas have since been issued to River Point Behavioral Health and Wekiva Springs Center requesting additional documentation. In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the suspension remains in effect. In August, 2015, we received notification from CMS that, effective September, 2015, the payment suspension will be continued for another 180 days. We cannot predict if and/or when the facility’s suspended payments will resume. Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during the years ended December 31, 2015 or 2014, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

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

In December, 2014, the DOJ Civil Division requested that Salt Lake Behavioral Health produce documents responsive to the original subpoenas issued in February, 2013.

In March, 2015, the OIG issued subpoenas to Central Florida Behavioral Hospital and University Behavioral Center requesting certain documents from January, 2008 to the date of the subpoena.

In late March, 2015, we were notified that the investigation conducted by the Criminal Frauds Section had been expanded to include UHS as a corporate entity arising out of the coordinated investigation of the facilities described above and, in particular, Hartgrove Hospital.

In December, 2015, we were notified by the DOJ Civil Division that the civil investigation also includes Arbour Hospital, Arbour-Fuller Hospital, Pembroke Hospital and Westwood Lodge located in Massachusetts.  To date, these facilities have not received any requests for documentation or other information.

The DOJ has advised us that the civil aspect of the coordinated investigation referenced above is a False Claim Act investigation focused on billings submitted to government payers in relation to services provided at those facilities. At present, we are uncertain as to potential liability and/or financial exposure of the Company and/or named facilities, if any, in connection with these matters.

In December, 2015, we were advised that the DOJ opened an investigation involving the El Paso Behavioral Health System in El Paso, Texas.  The DOJ is investigating potential Stark law violations relating to arrangements between the facility and physician(s) at the facility.  These agreements were entered into before we acquired the facility as a part of our acquisition of Ascend Health Corporation in October, 2012.  To our knowledge, this matter is not a part of the omnibus investigation referenced above.  At present, we are uncertain as to potential liability and/or financial exposure, if any, which may be associated with this matter.

In January, 2016, we were notified that the Department of Justice opened an investigation of the South Texas Health System of a potential False Claim Act case regarding compensation paid to cardiologists pursuant to employment agreements entered into in 2005.  At present, we are uncertain as to potential liability and/or financial exposure, if any, which may be associated with this matter.

Regulatory Matters:

On July 23, 2015, Timberlawn Mental Health System (“Timberlawn”) received notification from CMS of its intent to terminate Timberlawn’s Medicare provider agreement effective August 7, 2015. This notification resulted from surveys conducted which alleged that Timberlawn was out of compliance with conditions of participation required for participation in the Medicare/Medicaid program. We filed a request for expedited administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeals Board, Civil Remedies Division, seeking review and reversal of the termination action. In conjunction with the administrative appeal, we filed litigation in the U.S District Court for the Northern District of Texas seeking a temporary restraining order and preliminary injunction to have the termination stayed pending the conclusion of the administrative appeal. The trial court denied Timberlawn’s request for a temporary restraining order and dismissed the case. Timberlawn’s provider agreement was terminated effective August 14, 2015. In September, 2015 Timberlawn reached an agreement with CMS relative to its reapplication to the Medicare/Medicaid program.  In exchange, Timberlawn agreed to dismiss its administrative appeal as well as not to pursue an appeal of the decision of the trial court. During this time, Timberlawn has remained open. In December, 2015, Timberlawn received notice from the Texas Department of State Health Services of its intent to revoke Timberlawn’s license and impose an administrative penalty.  We have appealed and are contesting the proposed revocation and fine. In January, 2016, Timberlawn submitted its application for re-enrollment into the Medicare/Medicaid program. Although the operating results of Timberlawn did not have a material impact on our consolidated results of operations or financial condition for the years ended December 31, 2015 or 2014, the termination of Timberlawn’s provider agreement has had a material adverse effect on the facility’s results of operations and financial condition.

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

Other Matters:

In late September, 2015, many hospitals in Pennsylvania, including seven of our behavioral health care hospitals located in the state, received letters from the Pennsylvania Department of Public Welfare (“DPW”) demanding repayment of allegedly excess Medicaid Disproportionate Share Hospital payments (“DSH”) for the federal fiscal year 2011 (“FFY2011”) amounting to approximately $4 million in the aggregate. We have filed administrative appeals for all of our facilities contesting the recoupment efforts since we believe DPW’s calculation methodology is inaccurate and conflicts with applicable federal and state laws and regulations. DPW has agreed to postpone the recoupment of the state’s share of the DSH payments until all hospital appeals are resolved.  DPW also extended the deadline to recoup the federal share (2011 federal share is 55%) until April 30, 2016.  However, if DPW is ultimately successful in its demand related to FFY2011, it could take similar action with regards to FFY2012 through FFY2014. Due to a change in the Pennsylvania Medicaid State Plan and implementation of a CMS-approved Medicaid Section 1115 Waiver, we do not believe the methodology applied by DPW to FFY2011 is applicable to reimbursements received for Medicaid services provided after January 1, 2015 by our behavioral health care facilities located in Pennsylvania. We can provide no assurance that we will ultimately be successful in our legal and administrative appeals related to DPW’s repayment demands.  If our legal and administrative appeals are unsuccessful, our future consolidated results of operations and financial condition could be adversely impacted by these repayments.

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

In addition to our long-term debt obligations as discussed in Note 4. Long-Term Debt and our operating lease obligations as discussed in Note 7. Lease Commitments, we have various other contractual commitments outstanding as of December 31, 2015 as follows: (i) other combined estimated future purchase obligations of $171 million related to a long-term contract with third-parties consisting primarily of certain revenue cycle data processing services for our acute care facilities ($70 million), expected future costs to be paid to a third-party vendor in connection with the purchase, implementation and on-going operation of an electronic health records application for each of our acute care facilities ($100 million) and estimated minimum liabilities for physician commitments expected to be paid in the future ($1 million); (ii) estimated construction commitment of $110 million made to a third-party for construction of a new acute care hospital located in Henderson, Nevada; (iii) combined estimated future payments of $242 million related to our non-contributory, defined benefit pension plan ($224 million consisting of estimated payments through 2089) and other retirement plan liabilities ($18 million), and; (iv) accrued and unpaid estimated claims expense incurred in connection with our commercial health insurers and self-insured employee benefit plans ($68 million).

9) RELATIONSHIP WITH UNIVERSAL HEALTH REALTY INCOME TRUST AND OTHER RELATED PARTY TRANSACTIONS

Relationship with Universal Health Realty Income Trust:

At December 31, 2015, we held approximately 5.9% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In December, 2015, the advisory agreement was renewed by the Trust for 2016 pursuant to the same terms in place during each of the last three years.  During 2015, 2014 and 2013, the advisory fee was computed at 0.70% of the Trust’s average invested real estate assets. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $2.8 million during 2015, $2.5 million during 2014 and $2.4 million during 2013.

Our pre-tax share of income from the Trust was $1.4. million during 2015, $3.2 million during 2014 and $842,000 during 2013, and is included in net revenues in the accompanying consolidated statements of income for each year. Included in our share of the Trust’s income was approximately$500,000 in 2015, and $2.3 million in 2014, related to our share gains on various transactions recorded by the Trust.

The carrying value of our investment in the Trust was $8.7 million and $9.3 million at December 31, 2015 and 2014, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $39.4 million at December 31, 2015 and $37.9 million at December 31, 2014, based on the closing price of the Trust’s stock on the respective dates.

Total rent expense under the operating leases on the three hospital facilities with the Trust during 2015 was $15.6 million.  Total rent expense under the operating leases on the four hospital facilities with the Trust during 2014 and 2013 (as discussed below) was $16.8 million and $16.4 million, respectively. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by the Trust or by limited liability companies in which the Trust holds 100% of the ownership interest.

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

During the first quarter of 2015, wholly-owned subsidiaries of ours sold to and leased back from the Trust, two newly constructed free-standing emergency departments (“FEDs”) located in Texas which were completed and opened during the first quarter of 2015. In conjunction with these transactions, ten-year lease agreements with six, five-year renewal options have been executed with the Trust. We have the option to purchase the properties upon the expiration of the fixed terms and each five-year renewal terms at the fair market value of the property. The aggregate construction cost/sales proceeds of these facilities was approximately $13 million, and the aggregate rent expense paid to the Trust at the commencement of the leases will approximate $900,000 annually.

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

Pursuant to the terms of the three hospital leases with the Trust, we have the option to renew the leases at the lease terms described above by providing notice to the Trust at least 90 days prior to the termination of the then current term. We also have the right to purchase the respective leased hospitals at the end of the lease terms or any renewal terms at their appraised fair market value as well as purchase any or all of the three leased hospital properties at the appraised fair market value upon one month’s notice should a change of control of the Trust occur.  In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of our chief executive officer (“CEO”) and his wife. As a result of these agreements, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $25 million in premiums, and certain trusts owned by our chief executive officer, would pay approximately $8 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than $33 million representing the $25 million of aggregate premiums paid by us as well as the $8 million of aggregate premiums paid by the trusts. In connection with these policies, we paid approximately $1.3 million in premium payments , during each of 2015, 2014 and 2013. These agreements did not have a material effect on our consolidated financial statements or results of operations during 2015, 2014 or 2013.

In August, 2015, Marc D. Miller, our President and member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance.  During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO. Also in connection with this GPO agreement, we received shares of restricted stock of Premier which vest ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO.  See Note 1 to the Consolidated Financial Statements-Business and Summary of Significant Accounting Policies, W) GPO Agreement/Minority Ownership Interest for additional disclosure related to this agreement.

A member of our Board of Directors and member of the Executive Committee is Of Counsel to the law firm used by us as our principal outside counsel. This Board member is also the trustee of certain trusts for the benefit of our CEO and his family. This law firm also provides personal legal services to our CEO.

10) PENSION PLAN

We maintain contributory and non-contributory retirement plans for eligible employees. Our contributions to the contributory plan amounted to $40.7 million, $35.7 million and $29.9 million in 2015, 2014 and 2013, respectively. The non-contributory plan is a defined benefit pension plan which covers employees of one of our subsidiaries. The benefits are based on years of service and the employee’s highest compensation for any five years of employment. Our funding policy is to contribute annually at least the minimum amount that should be funded in accordance with the provisions of ERISA.

The following table shows the reconciliation of the defined benefit pension plan as of December 31, 2015 and 2014:

	2015	2014
	(000s)
Change in plan assets:
Fair value of plan assets at beginning of year	$116,697	$106,469
Actual return (loss) on plan assets	(3,223)	16,470
Benefits paid	(6,086)	(5,605)
Administrative expenses	(549)	(637)
Fair value of plan assets at end of year	$106,839	$116,697
Change in benefit obligation:
Benefit obligation at beginning of year	$127,342	$103,558
Service cost	1,051	966
Interest cost	4,912	4,986
Benefits paid	(6,086)	(5,605)
Actuarial (gain) loss	(9,039)	23,437
Benefit obligation at end of year	$118,180	$127,342
Amounts recognized in the Consolidated Balance Sheet:
Other non-current liabilities	11,341	10,645
Total amounts recognized at end of year	$11,341	$10,645

	2015	2014	2013
	(000s)
Components of net periodic cost (benefit)
Service cost	$1,051	$966	$1,060
Interest cost	4,912	4,985	4,528
Expected return on plan assets	(6,254)	(7,772)	(7,601)
Recognized actuarial loss	3,164	1,107	3,305
Net periodic cost	$2,873	$(714)	$1,292

	2015	2014
Measurement Dates
Benefit obligations	12/31/2015	12/31/2014
Fair value of plan assets	12/31/2015	12/31/2014

	2015	2014
Weighted average assumptions as of December 31
Discount rate	4.34%	3.95%
Rate of compensation increase	4.00%	4.00%

	2015	2014	2013
Weighted-average assumptions for net periodic benefit cost calculations
Discount rate	3.95%	4.95%	4.05%
Expected long-term rate of return on plan assets	5.50%	7.50%	7.50%
Rate of compensation increase	4.00%	4.00%	4.00%

The accumulated benefit obligation was $117.7 million and $126.4 million as of December 31, 2015 and 2014, respectively. As of December 31, 2015, the accumulated benefit obligation exceeded the fair value of plan assets by $10.9 million. As of December 31, 2014, the accumulated benefit obligation exceeded the fair value of plan assets by $9.7 million.

We estimate that there will be a $3.1 million net loss amortized from accumulated other comprehensive income during 2016.

The market values of our pension plan assets at December 31, 2015 and December 31, 2014 by asset category are as follows:

December 31, 2015	Total	Level 1	Level 2	Level 3
Equities:
U.S. Large Cap	$8,520	$—	$8,520	$—
U.S. Mid Cap	2,613	—	2,613	—
U.S. Small Cap	2,649	—	2,649	—
International Developed	6,406	—	6,406	—
Emerging Markets	4,114	—	4,114	—
Fixed income:
Core Fixed Income	23,782	—	23,782	—
Long Duration Fixed Income	55,931	—	55,931	—
Real Estate:
REIT Fund	2,212	—	2,212	—
Cash/Currency:
Cash Equivalents	612	—	612	—
Total market value	$106,839	$—	$106,839	$—

December 31, 2014	Total	Level 1	Level 2	Level 3
Equities:
U.S. Large Cap	$9,212	$—	$9,212	$—
U.S. Mid Cap	2,852	—	2,852	—
U.S. Small Cap	2,626	—	2,626	—
International Developed	6,181	—	6,181	—
Emerging Markets	4,139	—	4,139	—
Fixed income:
Core Fixed Income	27,062	—	27,062	—
Long Duration Fixed Income	61,718	—	61,718	—
Real Estate:
REIT Fund	2,395	—	2,395	—
Cash/Currency:
Cash Equivalents	512	—	512	—
Total market value	$116,697	$—	$116,697	$—

To develop the expected long-term rate of return on plan assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

The following table shows expected benefit payments for the years ended December 31, 2015 through 2025 for our defined pension plan. There will be benefit payments under this plan beyond 2025.

Estimated Future Benefit Payments (000s)
2016	$6,086
2017	6,343
2018	6,563
2019	6,753
2020	6,900
2021-2025	35,657
Total	$68,302

	2015	2014
Plan Assets
Asset Category
Equity securities	23%	21%
Fixed income securities	75%	76%
Other	2%	3%
Total	100%	100%

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

	As of 12/31/2015	Permitted Range
Total Equity	23%	10-30%
Total Fixed Income	75%	70-90%
Other	2%	0-10%

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

11) SEGMENT REPORTING

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction and patient accounting as well as the operating results for our other operating entities including outpatient surgery and radiation centers. The chief operating decision making group for our acute care hospital services and behavioral health care services is comprised of our Chief Executive Officer, the President and the Presidents of each operating segment. The Presidents for each operating segment also manage the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in this Annual Report on Form 10-K for the year ended December 31, 2015. The corporate overhead allocations, as reflected below, are utilized for internal reporting purposes and are comprised of each period’s projected corporate-level operating expenses (excluding interest expense). The overhead expenses are captured and allocated directly to each segment, to the extent possible, with the non-directly allocated overhead expenses allocated based upon each segment’s respective percentage of total facility-based operating expenses.

2015	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$16,847,944	$7,456,397	$—	$24,304,341
Gross outpatient revenues	$9,604,952	$839,884	$15,794	$10,460,630
Total net revenues	$4,632,564	$4,400,335	$10,552	$9,043,451
Income (loss) before allocation of corporate overhead and income taxes	$519,630	$1,021,823	$(395,552)	$1,145,901
Allocation of corporate overhead	$(197,699)	$(117,203)	$314,902	$0
Income (loss) after allocation of corporate overhead and before income taxes	$321,931	$904,620	$(80,650)	$1,145,901
Total assets	$3,413,879	$5,867,088	$353,146	$9,634,113

2014	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$14,943,102	$6,689,753	—	$21,632,855
Gross outpatient revenues	$8,147,031	$784,309	$34,238	$8,965,578
Total net revenues	$4,178,103	$4,012,216	$14,769	$8,205,088
Income (loss) before allocation of corporate overhead and income taxes	$465,328	$944,068	$(479,729)	$929,667
Allocation of corporate overhead	$(178,781)	$(98,811)	$277,592	$0
Income (loss) after allocation of corporate overhead and before income taxes	$286,547	$845,257	$(202,137)	$929,667
Total assets	$3,362,870	$5,286,960	$324,613	$8,974,443

2013	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$13,469,269	$6,294,046	—	$19,763,315
Gross outpatient revenues	$6,828,307	$744,510	$40,460	$7,613,277
Total net revenues	$3,602,874	$3,725,513	$39,486	$7,367,873
Income (loss) before allocation of corporate overhead and income taxes	$342,191	$895,869	$(368,728)	$869,332
Allocation of corporate overhead	$(184,444)	$(89,447)	$273,891	$0
Income (loss) after allocation of corporate overhead and before income taxes	$157,747	$806,422	$(94,837)	$869,332
Total assets	$3,125,626	$4,966,182	$219,915	$8,311,723

12) QUARTERLY RESULTS (unaudited)

The following tables summarize the quarterly financial data for the two years ended December 31, 2015 and 2014:

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Net revenues	$2,225,353	$2,275,204	$2,227,655	$2,315,239	$9,043,451
Net income	$194,323	$201,404	$163,654	$191,317	$750,698
Less: Net income attributable to noncontrolling interests	$20,024	$19,211	$13,367	$17,568	$70,170
Net income attributable to UHS	$174,299	$182,193	$150,287	$173,749	$680,528
Earnings per share attributable to UHS-Basic:
Total basic earnings per share	$1.76	$1.84	$1.52	$1.76	$6.89
Earnings per share attributable to UHS-Diluted:
Total diluted earnings per share	$1.73	$1.80	$1.48	$1.74	$6.76

The 2015 quarterly financial data presented above includes the following:

First Quarter:

•	an unfavorable $8.3 million pre-tax impact ($5.3 million, or $.05 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications;

Second Quarter:

•	an unfavorable $6.9 million pre-tax impact ($4.4 million, or $.05 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications.

Third Quarter:

•	an unfavorable $8.0 million pre-tax impact ($5.0 million, or $.05 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications;

Fourth Quarter:

•	a favorable $4.9 million pre-tax impact ($3.1 million, or $.03 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications;

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Net revenues	$1,938,314	$2,051,766	$2,038,717	$2,176,291	$8,205,088
Net income	$151,852	$166,614	$96,038	$190,492	$604,996
Less: Net income attributable to noncontrolling interests	$13,774	$14,943	$13,241	$17,695	$59,653
Net income attributable to UHS	$138,078	$151,671	$82,797	$172,797	$545,343
Earnings per share attributable to UHS-Basic:
Total basic earnings per share	$1.40	$1.53	$0.84	$1.75	$5.52
Earnings per share attributable to UHS-Diluted:
Total diluted earnings per share	$1.38	$1.51	$0.82	$1.71	$5.42

The 2014 quarterly financial data presented above includes the following:

First Quarter:

•	an unfavorable $8.9 million pre-tax impact ($4.9 million, or $.05 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications;
•	a favorable $10.1 million pre-tax impact ($6.3 million, or $0.07 per diluted share, net of taxes) resulting from the gain realized on the sale of a non-operating investment.

Second Quarter:

•	an unfavorable $7.1 million pre-tax impact ($3.9 million, or $.04 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications.

Third Quarter:

•	an unfavorable $7.9 million pre-tax impact ($4.5 million, or $.04 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications;
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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2015
(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net revenues before provision for doubtful accounts	$0	$6,798,664	$3,018,364	$(32,304)	$9,784,724
Less: Provision for doubtful accounts	0	481,294	259,979	0	741,273
Net revenues	0	6,317,370	2,758,385	(32,304)	9,043,451
Operating charges:
Salaries, wages and benefits	0	3,014,296	1,198,091	0	4,212,387
Other operating expenses	0	1,459,607	690,341	(30,143)	2,119,805
Supplies expense	0	583,644	390,444	0	974,088
Depreciation and amortization	0	280,985	117,633	0	398,618
Lease and rental expense	0	58,394	38,740	(2,161)	94,973
Electronic health records incentive income	0	(12,232)	(3,583)	0	(15,815)
	0	5,384,694	2,431,666	(32,304)	7,784,056
Income from operations	0	932,676	326,719	0	1,259,395

Interest expense	107,665	4,695	1,134	0	113,494
Interest (income) expense, affiliate	0	86,494	(86,494)	0	0
Equity in net income of consolidated affiliates	(746,984)	(215,119)	0	962,103	0
Income before income taxes	639,319	1,056,606	412,079	(962,103)	1,145,901

Provision for income taxes	(41,209)	354,611	81,801	0	395,203
Net income	680,528	701,995	330,278	(962,103)	750,698

Less: Income attributable to noncontrolling interests	0	0	70,170	0	70,170
Net income attributable to UHS	$680,528	$701,995	$260,108	$(962,103)	$680,528

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2014
(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net revenues before provision for doubtful accounts	$0	$6,225,997	$2,707,294	$(29,220)	$8,904,071
Less: Provision for doubtful accounts	0	471,181	227,802	0	698,983
Net revenues	0	5,754,816	2,479,492	(29,220)	8,205,088
Operating charges:
Salaries, wages and benefits	0	2,757,738	1,087,723	0	3,845,461
Other operating expenses	0	1,342,745	607,098	(27,100)	1,922,743
Supplies expense	0	546,578	349,115	0	895,693
Depreciation and amortization	0	269,490	106,134	0	375,624
Lease and rental expense	0	58,619	37,494	(2,120)	93,993
Electronic health records incentive income	0	(19,480)	(8,422)	0	(27,902)
Costs related to extinguishment of debt	36,171	0	0	0	36,171
	36,171	4,955,690	2,179,142	(29,220)	7,141,783
Income from operations	(36,171)	799,126	300,350	0	1,063,305

Interest expense	127,528	4,516	1,594	0	133,638
Interest (income) expense, affiliate	0	88,246	(88,246)	0	0
Equity in net income of consolidated affiliates	(646,386)	(184,385)	0	830,771	0
Income before income taxes	482,687	890,749	387,002	(830,771)	929,667

Provision for income taxes	(62,656)	305,320	82,007	0	324,671
Net income	545,343	585,429	304,995	(830,771)	604,996

Less: Income attributable to noncontrolling interests	0	0	59,653	0	59,653
Net income attributable to UHS	$545,343	$585,429	$245,342	$(830,771)	$545,343

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2013
(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net revenues before provision for doubtful accounts	$0	$5,734,385	$2,789,348	$(28,644)	$8,495,089
Less: Provision for doubtful accounts	0	657,106	470,110	0	1,127,216
Net revenues	0	5,077,279	2,319,238	(28,644)	7,367,873
Operating charges:
Salaries, wages and benefits	0	2,573,205	1,031,415	0	3,604,620
Other operating expenses	0	1,047,856	531,747	(26,808)	1,552,795
Supplies expense	0	510,078	311,011	0	821,089
Depreciation and amortization	0	236,958	100,214	0	337,172
Lease and rental expense	0	62,518	37,076	(1,836)	97,758
Electronic health records incentive income	0	(43,027)	(17,997)	0	(61,024)
	0	4,387,588	1,993,466	(28,644)	6,352,410
Income from operations	0	689,691	325,772	0	1,015,463

Interest expense	139,793	3,365	2,973	0	146,131
Interest (income) expense, affiliate	0	84,640	(84,640)	0	0
Equity in net income of consolidated affiliates	(597,020)	(141,004)	0	738,024	0
Income before income taxes	457,227	742,690	407,439	(738,024)	869,332

Provision for income taxes	(53,506)	262,346	106,469	0	315,309
Net income	510,733	480,344	300,970	(738,024)	554,023

Less: Income attributable to noncontrolling interests	0	0	43,290	0	43,290
Net income attributable to UHS	$510,733	$480,344	$257,680	$(738,024)	$510,733

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2015
(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net income	$680,528	$701,995	$330,278	$(962,103)	$750,698
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	4,970	0	0	0	4,970
Amortization of terminated hedge	(336)	0	0	0	(336)
Minimum pension liability	2,177	2,177	0	(2,177)	2,177
Foreign currency translation adjustment	(1,728)	(1,728)	0	1,728	(1,728)
Other comprehensive income before tax	5,083	449	0	(449)	5,083
Income tax expense related to items of other comprehensive income	2,980	817	0	(817)	2,980
Total other comprehensive income, net of tax	2,103	(368)	0	368	2,103
Comprehensive income	682,631	701,627	330,278	(961,735)	752,801
Less: Comprehensive income attributable to noncontrolling interests	0	0	70,170	0	70,170
Comprehensive income attributable to UHS	$682,631	$701,627	$260,108	$(961,735)	$682,631

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2015
(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Assets
Current assets:
Cash and cash equivalents	$0	$47,192	$14,036	$0	$61,228
Accounts receivable, net	0	918,699	383,730	0	1,302,429
Supplies	0	72,499	43,538	0	116,037
Deferred income taxes	132,975	2,145	0	0	135,120
Other current assets	0	89,973	13,517	0	103,490
Total current assets	132,975	1,130,508	454,821	0	1,718,304

Investments in subsidiaries	7,760,156	1,876,415	0	(9,636,571)	0

Intercompany receivable	80,764	0	747,709	(828,473)	0
Intercompany note receivable	0	0	1,242,937	(1,242,937)	0

Property and equipment	0	4,722,050	1,808,519	0	6,530,569
Less: accumulated depreciation	0	(1,845,746)	(848,845)	0	(2,694,591)
	0	2,876,304	959,674	0	3,835,978
Other assets:
Goodwill	0	3,070,061	526,053	0	3,596,114
Deferred charges	25,877	5,530	3,950	0	35,357
Other	14,251	394,998	39,111	0	448,360
	$8,014,023	$9,353,816	$3,974,255	$(11,707,981)	$9,634,113
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$60,368	$1,223	$1,131	$0	$62,722
Accounts payable and accrued liabilities	19,996	744,137	269,564	0	1,033,697
Federal and state taxes	3,987	0	0	0	3,987
Total current liabilities	84,351	745,360	270,695	0	1,100,406

Intercompany payable	0	828,473	0	(828,473)	0
Intercompany note payable	0	1,242,937	0	(1,242,937)	0

Other noncurrent liabilities	1,982	206,287	70,565	0	278,834
Long-term debt	3,362,143	16,790	8,370	0	3,387,303
Deferred income taxes	315,900	0	0	0	315,900

Redeemable noncontrolling interests	0	0	242,509	0	242,509
Equity:
UHS common stockholders’ equity	4,249,647	6,313,969	3,322,602	(9,636,571)	4,249,647
Noncontrolling interest	0	0	59,514	0	59,514
Total equity	4,249,647	6,313,969	3,382,116	(9,636,571)	4,309,161
	$8,014,023	$9,353,816	$3,974,255	$(11,707,981)	$9,634,113

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2015
(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net cash (used in) provided by operating activities	$(21,287)	$655,439	$386,746	$0	$1,020,898

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(209,355)	(169,966)	0	(379,321)
Acquisition of property and businesses		(513,382)	(20,273)		(533,655)
Proceeds received from sale of assets and businesses	0	647	2,744	0	3,391
Increase in insurance subsidiary investments	0	(3,300)	0	0	(3,300)
Net cash used in investing activities	0	(725,390)	(187,495)	0	(912,885)

Cash Flows from Financing Activities:
Reduction of long-term debt	(42,133)	(3,459)	(22,574)	0	(68,166)
Additional borrowings	234,400	0	0	0	234,400
Financing costs	(515)	0	0	0	(515)
Repurchase of common shares	(209,782)	0	0	0	(209,782)
Dividends paid	(39,532)	0	0	0	(39,532)
Issuance of common stock	8,441	0	0	0	8,441
Excess income tax benefits related to stock-based compensation	47,364	0	0	0	47,364
Profit distributions to noncontrolling interests	0	0	(62,220)	0	(62,220)
Proceeds received from sale/leaseback of real property	0	0	12,765	0	12,765
Changes in intercompany balances with affiliates, net	23,044	100,427	(123,471)	0	0
Net cash provided by (used in) financing activities	21,287	96,968	(195,500)	0	(77,245)

Effect of exchange rate changes on cash and cash equivalents	0	(1,609)	0	0	(1,609)

Increase in cash and cash equivalents	0	25,408	3,751	0	29,159
Cash and cash equivalents, beginning of period	0	21,784	10,285	0	32,069
Cash and cash equivalents, end of period	$0	$47,192	$14,036	$0	$61,228

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2014
(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net cash provided by operating activities	$18,579	$687,101	$330,196	$0	$1,035,876

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(230,102)	(161,048)	0	(391,150)
Acquisition of property and businesses	0	(422,081)	(9,305)	0	(431,386)
Proceeds received from sale of assets and businesses	0	11,450	3,728	0	15,178
Costs incurred for purchase and implementation of electronic health records application	0	(13,488)	0	0	(13,488)
Increase in insurance subsidiary investments	0	(12,000)	0	0	(12,000)
Net cash used in investing activities	0	(666,221)	(166,625)	0	(832,846)

Cash Flows from Financing Activities:
Reduction of long-term debt	(866,748)	(867)	(11,514)	0	(879,129)
Additional borrowings	830,000	0	0	0	830,000
Financing costs	(14,976)	0	0	0	(14,976)
Repurchase of common shares	(100,749)	0	0	0	(100,749)
Dividends paid	(29,665)	0	0	0	(29,665)
Issuance of common stock	6,863	0	0	0	6,863
Excess income tax benefits related to stock-based compensation	33,912	0	0	0	33,912
Profit distributions to noncontrolling interests	0	0	(33,680)	0	(33,680)
Changes in intercompany balances with affiliates, net	122,784	(5,444)	(117,340)	0	0
Net cash used in financing activities	(18,579)	(6,311)	(162,534)	0	(187,424)

Effect of exchange rate changes on cash and cash equivalents	0	(775)	0	0	(775)

Increase in cash and cash equivalents	0	13,794	1,037	0	14,831
Cash and cash equivalents, beginning of period	0	7,990	9,248	0	17,238
Cash and cash equivalents, end of period	$0	$21,784	$10,285	$0	$32,069

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2013
(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net cash provided by operating activities	$17,946	$587,083	$279,212	$0	$884,241

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(269,419)	(89,074)	0	(358,493)
Acquisition of property and businesses	0	(8,094)	(4,542)	0	(12,636)
Proceeds received from sale of assets and businesses	0	7,916	29,566	0	37,482
Costs incurred for purchase and implementation of electronic health records application	0	(49,811)	0	0	(49,811)
Net cash used in investing activities	0	(319,408)	(64,050)	0	(383,458)

Cash Flows from Financing Activities:
Reduction of long-term debt	(429,996)	(109)	(10,119)	0	(440,224)
Additional borrowings	15,761	0	0	0	15,761
Financing costs	(231)	0	0	0	(231)
Repurchase of common shares	(27,201)	0	0	0	(27,201)
Dividends paid	(19,621)	0	0	0	(19,621)
Issuance of common stock	5,708	0	0	0	5,708
Excess income tax benefits related to stock-based compensation	20,121	0	0	0	20,121
Profit distributions to noncontrolling interests	0	0	(61,329)	0	(61,329)
Changes in intercompany balances with affiliates, net	417,513	(271,525)	(145,988)	0	0
Net cash used in financing activities	(17,946)	(271,634)	(217,436)	0	(507,016)

Decrease in cash and cash equivalents	0	(3,959)	(2,274)	0	(6,233)
Cash and cash equivalents, beginning of period	0	11,949	11,522	0	23,471
Cash and cash equivalents, end of period	$0	$7,990	$9,248	$0	$17,238

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at	Charges to		Write-off of	Balance
	beginning	costs and	Acquisitions	uncollectible	at end
Allowance for Doubtful Accounts Receivable:	of period	expenses	of business	accounts	of period
Year ended December 31, 2015	$324,648	$741,273	$-	$(667,124)	$398,797
Year ended December 31, 2014	$395,035	$698,983	$506	$(769,876)	$324,648
Year ended December 31, 2013	$311,387	$1,127,216	$-	$(1,043,568)	$395,035

	Balance at	Charges to			Balance
	beginning	costs and	Acquisitions		at end
Valuation Allowance for Deferred Tax Assets:	of period	expenses	of business	Write-offs	of period
Year ended December 31, 2015	$52,764	$(197)	$-	$-	$52,567
Year ended December 31, 2014	$46,841	$5,923	$-	$-	$52,764
Year ended December 31, 2013	$44,511	$2,330	$-	$-	$46,841