Form 10-Q
period 2016-03-31
UNIVERSAL HEALTH SERVICES INC
filed 2016-05-06
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of April 30, 2016:

Class A	6,595,308
Class B	89,763,934
Class C	663,940
Class D	23,122

UNIVERSAL HEALTH SERVICES, INC.

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2016. This Report modifies and supersedes documents filed prior to this Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Report.

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

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2016	2015
Net revenues before provision for doubtful accounts	$2,619,593	$2,380,101
Less: Provision for doubtful accounts	169,795	154,748
Net revenues	2,449,798	2,225,353
Operating charges:
Salaries, wages and benefits	1,148,139	1,031,703
Other operating expenses	561,584	505,966
Supplies expense	255,250	238,741
Depreciation and amortization	104,049	98,998
Lease and rental expense	24,452	22,891
	2,093,474	1,898,299
Income from operations	356,324	327,054
Interest expense, net	29,600	30,037
Income before income taxes	326,724	297,017
Provision for income taxes	111,005	102,694
Net income	215,719	194,323
Less: Income attributable to noncontrolling interests	24,960	20,024
Net income attributable to UHS	$190,759	$174,299

Basic earnings per share attributable to UHS	$1.95	$1.76
Diluted earnings per share attributable to UHS	$1.93	$1.73

Weighted average number of common shares - basic	97,607	98,910
Add: Other share equivalents	1,288	1,737
Weighted average number of common shares and equivalents - diluted	98,895	100,647

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended March 31,
	2016	2015
Net income	$215,719	$194,323
Other comprehensive income (loss):
Unrealized derivative gains (losses) on cash flow hedges	(14,299)	4,132
Amortization of terminated hedge	(84)	(84)
Foreign currency translation adjustment	5,986	(418)
Other comprehensive income before tax	(8,397)	3,630
Income tax expense related to items of other comprehensive income	(5,360)	1,497
Total other comprehensive income, net of tax	(3,037)	2,133
Comprehensive income	212,682	196,456
Less: Comprehensive income attributable to noncontrolling interests	24,960	20,024
Comprehensive income attributable to UHS	$187,722	$176,432

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$54,590	$61,228
Accounts receivable, net	1,374,737	1,302,429
Supplies	116,725	116,037
Deferred income taxes	0	135,120
Other current assets	89,386	103,490
Total current assets	1,635,438	1,718,304

Property and equipment	6,655,292	6,530,569
Less: accumulated depreciation	(2,774,740)	(2,694,591)
	3,880,552	3,835,978
Other assets:
Goodwill	3,594,901	3,596,114
Deferred charges	16,235	16,688
Other	437,883	448,360
	$9,565,009	$9,615,444
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$488,262	$62,722
Accounts payable and accrued liabilities	1,147,384	1,033,697
Federal and state taxes	49,794	3,987
Total current liabilities	1,685,440	1,100,406

Other noncurrent liabilities	295,684	278,834
Long-term debt	2,792,144	3,368,634
Deferred income taxes	178,947	315,900

Redeemable noncontrolling interests	261,492	242,509

Equity:
UHS common stockholders’ equity	4,289,218	4,249,647
Noncontrolling interest	62,084	59,514
Total equity	4,351,302	4,309,161
	$9,565,009	$9,615,444

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Three months ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$215,719	$194,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	104,049	98,998
Stock-based compensation expense	13,204	10,829
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(79,962)	(96,972)
Accrued interest	688	1,117
Accrued and deferred income taxes	91,131	79,050
Other working capital accounts	98,972	(29,829)
Other assets and deferred charges	(5,803)	(234)
Other	20,911	17,807
Accrued insurance expense, net of commercial premiums paid	22,616	22,748
Payments made in settlement of self-insurance claims	(17,298)	(26,562)
Net cash provided by operating activities	464,227	271,275

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(127,214)	(89,276)
Acquisition of property and businesses	(19,543)	(34,500)
Net cash used in investing activities	(146,757)	(123,776)

Cash Flows from Financing Activities:
Reduction of long-term debt	(166,671)	(158,871)
Additional borrowings	14,400	20,800
Financing costs	(44)	0
Repurchase of common shares	(171,042)	(28,767)
Dividends paid	(9,757)	(9,899)
Issuance of common stock	2,331	1,768
Excess income tax benefits related to stock-based compensation	11,002	20,807
Profit distributions to noncontrolling interests	(3,407)	(2,413)
Proceeds received from sale/leaseback of real property	0	12,551
Net cash used in financing activities	(323,188)	(144,024)

Effect of exchange rate changes on cash and cash equivalents	(920)	(466)

(Decrease) increase in cash and cash equivalents	(6,638)	3,009
Cash and cash equivalents, beginning of period	61,228	32,069
Cash and cash equivalents, end of period	$54,590	$35,078

Supplemental Disclosures of Cash Flow Information:
Interest paid	$27,133	$27,158
Income taxes paid, net of refunds	$9,093	$2,876
Noncash purchases of property and equipment	$47,374	$33,082

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended March 31, 2016. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

The condensed consolidated financial statements include the accounts of our majority-owned subsidiaries and partnerships and limited liability companies controlled by us, or our subsidiaries, as managing general partner or managing member. The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments (consisting only of normal recurring adjustments) which, in our opinion, are necessary to fairly state results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, significant accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At March 31, 2016, we held approximately 5.9% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.  We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $800,000 and $700,000 during the three-month periods ended March 31, 2016 and 2015, respectively.

Our pre-tax share of income from the Trust was approximately $250,000 and $200,000 during the three-month periods ended March 31, 2016 and 2015, respectively.  The carrying value of this investment was approximately $8.4 million and $8.7 million at March 31, 2016 and December 31, 2015, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $44.3 million at March 31, 2016 and $39.4 million at December 31, 2015, based on the closing price of the Trust’s stock on the respective dates.

Total rent expense under the operating leases on these three hospital facilities was approximately $4 million during each of the three months ended March 31, 2016 and 2015. In addition, certain of our subsidiaries are tenants in several medical office buildings and two FEDs owned by the Trust or by limited liability companies in which the Trust holds 100% of the ownership interest.

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

The table below details the renewal options and terms for each of our three acute care hospital facilities leased from the Trust:

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

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of our chief executive officer (“CEO”) and his wife. As a result of these agreements, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $25 million in premiums, and certain trusts owned by our chief executive officer, would pay approximately $8 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than $33 million representing the $25 million of aggregate premiums paid by us as well as the $8 million of aggregate premiums paid by the trusts. In connection with these policies, we paid approximately $1.3 million in premium payments during 2015 and expect to pay similar amounts during 2016.

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

As of March 31, 2016, outside owners held noncontrolling, minority ownership interests of: (i) approximately 28% in our six acute care facilities located in Las Vegas, Nevada (including one facility currently under construction); (ii) 20% in an acute care facility located in Washington, D.C.; (iii) approximately 11% in an acute care facility located in Laredo, Texas, and; (iv) 20% in a behavioral health care facility located in Philadelphia, Pennsylvania. The redeemable noncontrolling interest balances of $261 million as of March 31, 2016 and $243 million as of December 31, 2015, and the noncontrolling interest balances of $62 million as of March 31, 2016 and $60 million as of December 31, 2015, consist primarily of the third-party ownership interests in these hospitals.

In connection with six acute care facilities located in the Las Vegas, Nevada market (including one facility currently under construction), subsequent to March 31, 2016, we agreed to purchase the minority ownership interests held by a third-party for an aggregate cash payment of $445 million which includes both the purchase price and return of capital. The minority ownership interests related to these hospitals are reflected as redeemable noncontrolling interests on our Condensed Consolidated Balance Sheet.

In connection with a behavioral health care facility located in Philadelphia, Pennsylvania, the minority ownership interest of which is also reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owner has a “put option” to put its entire ownership interest to us at any time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value.

(4) Long-term debt and cash flow hedges

Debt:

On August 7, 2014, we entered into a Fourth Amendment (the “Fourth Amendment”) to our credit agreement dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012 and May 16, 2013, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders (“Credit Agreement”). The Credit Agreement, as amended, which is scheduled to mature in August, 2019, consists of: (i) an $800 million revolving credit facility ($195 million of borrowings outstanding as of March 31, 2016), and; (ii) a $1.775 billion term loan A facility ($1.708 billion of borrowings outstanding as of March 31, 2016) which combined our previously outstanding term loan A and term loan A2 facilities which were scheduled to mature in 2016.

Borrowings under the Credit Agreement bear interest at either (1) the ABR rate which is defined as the rate per annum equal to, at our election: the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit and term loan-A borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit and term loan-A borrowings. As of March 31, 2016, the applicable margins were 0.50% for ABR-based loans and 1.50% for LIBOR-based loans under the revolving credit and term loan-A facilities.

As of March 31, 2016, we had $195 million of borrowings outstanding pursuant to the terms of our $800 million revolving credit facility and we had $552 million of available borrowing capacity, net of $19 million of outstanding borrowings pursuant to a short-term, on-demand credit facility and $34 million of outstanding letters of credit. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, certain real estate assets and assets held in joint-ventures with third-parties) and our material subsidiaries and guaranteed by our material subsidiaries.

Pursuant to the terms of the Credit Agreement, term loan-A quarterly installment payments of approximately: (i) $11 million commenced during the fourth quarter of 2014 and are scheduled to continue through September, 2016, and; (ii) $22 million are scheduled from the fourth quarter of 2016 through June, 2019.

Pursuant to the terms of our $400 million accounts receivable securitization program with a group of conduit lenders and liquidity banks (“Securitization”), which is scheduled to mature in December, 2018, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At March 31, 2016, we had $350 million of outstanding borrowings and $50 million of additional borrowing capacity pursuant to the terms of the Securitization.

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

On June 30, 2006, we issued $250 million of senior secured notes which have a 7.125% coupon rate and mature on June 30, 2016 (the “7.125% Notes”). Interest on the 7.125% Notes is payable semiannually in arrears on June 30th and December 30th of each year. In June, 2008, we issued an additional $150 million of 7.125% Notes which formed a single series with the original 7.125% Notes issued in June, 2006. Other than their date of issuance and initial price to the public, the terms of the 7.125% Notes issued in June, 2008 are identical to and trade interchangeably with, the 7.125% Notes which were originally issued in June, 2006. After giving effect to the $445 million spent in early May, 2016 in connection with the purchase of the minority ownership interests held by a third-party in six acute care hospitals located in Las Vegas, Nevada, as disclosed herein, the 7.125% Notes are classified as current maturities of long-term debt as of March 31, 2016 since we no longer have the capacity to refinance the 7.125% Notes utilizing funds borrowed pursuant to our revolving credit facility.  As of December 31, 2015, the 7.125% Notes are classified as long-term on our Consolidated Balance Sheet since we previously had the ability and intent to refinance the 7.125% Notes utilizing funds borrowed pursuant to our revolving credit facility.

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

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of March 31, 2016.

At March 31, 2016, the carrying value and fair value of our debt were each approximately $3.3 billion.  At December 31, 2015, the carrying value and fair value of our debt were each approximately $3.5 billion.  The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during 2015 and the first three months of 2016 and determined the hedges to be highly effective. We also determined that any portion of the hedges deemed to be ineffective was de minimis and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. We do not anticipate nonperformance by our counterparties. We do not hold or issue derivative financial instruments for trading purposes.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from our counterparties.  We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At March 31, 2016, the fair value of our interest rate swaps was a net liability of $16 million of which $7 million is included in other current liabilities and $9 million is included in other noncurrent liabilities on the accompanying balance sheet. At December 31, 2015, the fair value of our interest rate swaps was a net liability of $1 million comprised of a $5 million asset which is included in other assets offset by a $6 million liability which is included in other current liabilities on the accompanying balance sheet.

(5) Commitments and Contingencies

Professional and General Liability and Workers Compensation Liability:

Effective November, 2010, the vast majority of our subsidiaries are self-insured for professional and general liability exposure up to $10 million and $3 million per occurrence, respectively. These subsidiaries are provided with several excess policies through commercial insurance carriers which provide for coverage in excess of the applicable per occurrence self-insured retention (either $3 million or $10 million) or underlying policy limits up to $250 million per occurrence and in the aggregate for claims incurred after 2013 and up to $200 million per occurrence and in the aggregate for claims incurred from 2011 through 2013. We remain liable for 10% of the claims paid pursuant to the commercially insured coverage in excess of $10 million up to $60 million per occurrence and in the aggregate.  In addition, from time to time based upon marketplace conditions, we may elect to purchase additional commercial coverage for certain of our facilities or businesses.  Our behavioral health care facilities located in the U.K. have policies through a commercial insurance carrier located in the U. K. that provides for £10 million of professional liability coverage and £25 million of general liability coverage.

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

As of March 31, 2016, the total accrual for our professional and general liability claims was $210 million, of which $48 million is included in current liabilities.  As of December 31, 2015, the total accrual for our professional and general liability claims was $204 million, of which $48 million is included in current liabilities.

As of March 31, 2016, the total accrual for our workers’ compensation liability claims was $67 million, of which $34 million is included in current liabilities. As of December 31, 2015, the total accrual for our workers’ compensation liability claims was $68 million, of which $34 million is included in current liabilities.

Property Insurance:

We have commercial property insurance policies for our properties covering catastrophic losses, including windstorm damage, up to a $1 billion policy limit per occurrence, subject to a deductible ranging from $50,000 to $250,000 per occurrence. Losses resulting from named windstorms are subject to deductibles between 3% and 5% of the declared total insurable value of the property. In addition, we have commercial property insurance policies covering catastrophic losses resulting from earthquake and flood damage, each subject to aggregated loss limits (as opposed to per occurrence losses). Our earthquake limit is $250 million, subject to a deductible of $250,000, except for facilities located within documented fault zones. Earthquake losses that affect facilities located in fault zones within the United States are subject to a $100 million limit and will have applied deductibles ranging from 1% to 5% of the declared total insurable value of the property. The earthquake limit in Puerto Rico is $25 million, subject to a $25,000 deductible. Non-critical flood losses have either a $250,000 or $500,000 deductible, based upon the location of the facility. Since certain of our facilities have been designated by our insurer as flood prone, we have elected to purchase policies from The National Flood Insurance Program to cover a substantial portion of the applicable deductible. Property insurance for the facilities acquired from Cygnet Health Care Limited are provided on an all risk basis up to a £180 million limit that includes coverage for real and personal property as well as business interruption losses.

Other

Our accounts receivable as of March 31, 2016 and December 31, 2015 include amounts due from Illinois of approximately $16 million and $28 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $6 million as of March 31, 2016 and $12 million as of December 31, 2015, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. In addition, our accounts receivable as of March 31, 2016 and December 31, 2015 includes approximately $37 million and $80 million, respectively, due from Texas in connection with Medicaid supplemental payment programs. The $37 million due from Texas as of March 31, 2016 consists of $31 million related to uncompensated care program revenues and $6 million related to disproportionate share hospital program revenues.  Although the accounts receivable due from Illinois and Texas could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois and/or Texas. Failure to ultimately collect all outstanding amounts due from these states would have an adverse impact on our future consolidated results of operations and cash flows.

As of March 31, 2016 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $129 million consisting of: (i) $105 million related to our self-insurance programs, and; (ii) $24 million of other debt and public utility guarantees.

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

In April, 2013, the OIG served facility specific subpoenas on Wekiva Springs Center and River Point Behavioral Health requesting various documents from January, 2005 to the date of the subpoenas. In July, 2013, another subpoena was issued to Wekiva Springs Center and River Point Behavioral Health requesting additional records. In October, 2013, we were advised by the DOJ’s Criminal Frauds Section that they received a referral from the DOJ Civil Division and opened an investigation of River Point Behavioral Health and Wekiva Springs Center. Subsequent subpoenas have since been issued to River Point Behavioral Health and Wekiva Springs Center requesting additional documentation. In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the suspension remains in effect. In February, 2016, we received notification from CMS that, effective March, 2016, the payment suspension will be continued for another 180 days. We cannot predict if and/or when the facility’s suspended payments will resume. Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during the three-month period ended March 31, 2016 or the year ended December 31, 2015, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

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

Regulatory Matters:

On July 23, 2015, Timberlawn Mental Health System (“Timberlawn”) received notification from CMS of its intent to terminate Timberlawn’s Medicare provider agreement effective August 7, 2015. This notification resulted from surveys conducted which alleged that Timberlawn was out of compliance with conditions of participation required for participation in the Medicare/Medicaid program. We filed a request for expedited administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeals Board, Civil Remedies Division, seeking review and reversal of the termination action. In conjunction with the administrative appeal, we filed litigation in the U.S District Court for the Northern District of Texas seeking a temporary restraining order and preliminary injunction to have the termination stayed pending the conclusion of the administrative appeal. The trial court denied Timberlawn’s request for a temporary restraining order and dismissed the case. Timberlawn’s provider agreement was terminated effective August 14, 2015. In September, 2015 Timberlawn reached an agreement with CMS relative to its reapplication to the Medicare/Medicaid program.  In exchange, Timberlawn agreed to dismiss its administrative appeal as well as not to pursue an appeal of the decision of the trial court. During this time, Timberlawn has remained open. In December, 2015, Timberlawn received notice from the Texas Department of State Health Services of its intent to revoke Timberlawn’s license and impose an administrative penalty.  We have appealed and are contesting the proposed revocation and fine. In January, 2016, Timberlawn submitted its application for re-enrollment into the Medicare/Medicaid program. Although the operating results of Timberlawn did not have a material impact on our consolidated results of operations or financial condition for the three-month period ended March 31, 2016 or the year ended December 31, 2015, the termination of Timberlawn’s provider agreement has had a material adverse effect on the facility’s results of operations and financial condition.

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

(6) Segment Reporting

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction and patient accounting as well as the operating results for our other operating entities including outpatient surgery and radiation centers. The chief operating decision making group for our acute care hospital services and behavioral health care services is comprised of the Chief Executive Officer, the President and the Presidents of each operating segment. The Presidents of each operating segment also manage the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2015.

	Three months ended March 31, 2016
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$4,965,537	$1,959,570	$-	$6,925,107
Gross outpatient revenues	$2,767,329	$221,643	$-	$2,988,972
Total net revenues	$1,287,147	$1,161,046	$1,605	$2,449,798
Income/(loss) before allocation of corporate overhead and income taxes	$185,918	$265,577	$(124,771)	$326,724
Allocation of corporate overhead	$(42,649)	$(38,716)	$81,365	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$143,269	$226,861	$(43,406)	$326,724
Total assets as of March 31, 2016	$3,498,240	$5,929,802	$136,967	$9,565,009

	Three months ended March 31, 2015
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$4,328,767	$1,823,425	$-	$6,152,192
Gross outpatient revenues	$2,284,712	$204,569	$7,827	$2,497,108
Total net revenues	$1,145,940	$1,076,345	$3,068	$2,225,353
Income/(loss) before allocation of corporate overhead and income taxes	$155,200	$253,442	$(111,625)	$297,017
Allocation of corporate overhead	$(49,426)	$(29,666)	$79,092	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$105,774	$223,776	$(32,533)	$297,017
Total assets as of March 31, 2015	$3,431,688	$5,315,270	$315,445	$9,062,403

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

The following table sets forth the computation of basic and diluted earnings per share for classes A, B, C and D common stockholders for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	(amounts in thousands)
	2016	2015
Basic and Diluted:
Net income attributable to UHS	$190,759	$174,299
Less: Net income attributable to unvested restricted share grants	(89)	(68)
Net income attributable to UHS – basic and diluted	$190,670	$174,231

Weighted average number of common shares - basic	97,607	98,910
Net effect of dilutive stock options and grants based on the treasury stock method	1,288	1,737
Weighted average number of common shares and equivalents - diluted	98,895	100,647
Earnings per basic share attributable to UHS:	$1.95	$1.76
Earnings per diluted share attributable to UHS:	$1.93	$1.73

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 6.0 million for the three months ended March 31, 2016 and 3.0 million for the three months ended March 31, 2015. All classes of our common stock have the same dividend rights.

Stock-Based Compensation: During the three-month periods ended March 31, 2016 and 2015, compensation cost of $12.7 million and $10.5 million, respectively, was recognized related to outstanding stock options. In addition, during the three-month periods ended March 31, 2016 and 2015, compensation cost of approximately $318,000 and $219,000, respectively, was recognized related to restricted stock.  As of March 31, 2016 there was $115.2 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 3.2 years. There were 2,912,050 stock options granted (net of cancellations) during the first three months of 2016 with a weighted-average grant date fair value of $23.77 per share.

The expense associated with share-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, share-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $13.2 million and $10.8 million during the three-month periods ended March 31, 2016 and 2015, respectively. In accordance with ASC 718, excess income tax benefits related to stock based compensation are classified as cash inflows from financing activities on the Consolidated Statement of Cash Flows. During the first three months of 2016 and 2015, we generated $11.0 million and $20.1 million, respectively, of excess income tax benefits related to stock based compensation which are reflected as cash inflows from financing activities in our Consolidated Statements of Cash Flows.

(8) Dispositions and acquisitions

Transaction subsequent to March 31, 2016:

Purchase of third-party ownership interests in six acute care hospitals in Las Vegas, Nevada market:

Subsequent to March 31, 2016, we agreed to purchase the minority ownership interests held by a third-party in our six acute care hospitals located in the Las Vegas, Nevada market for an aggregate cash payment of $445 million which includes both the purchase price and return of capital. The ownership interests purchased, which range from 26.1% to 27.5%, relate to Centennial Hills Hospital Medical Center, Desert Springs Hospital, Henderson Hospital (currently under construction), Spring Valley Hospital Medical Center, Summerlin Hospital Medical Center and Valley Hospital Medical Center.

Three-month period ended March 31, 2016:

Acquisitions:

During the first quarter of 2016, we paid approximately $20 million to acquire various businesses and property.

Three-month period ended March 31, 2015:

Acquisitions:

During the first quarter of 2015, we paid approximately $35 million to acquire: (i) a 46-bed behavioral health care facility located in the U.K. and; (ii) various other businesses, a management contract and real property assets.

(9) Dividends

We declared and paid dividends of $9.8 million, or $.10 per share, during the first quarter of 2016 and $9.9 million or $.10 per share during the first quarter of 2015.

(10) Income Taxes

As of January 1, 2016, our unrecognized tax benefits were approximately $2 million. The amount, if recognized, that would affect the effective tax rate is approximately $1 million. During the quarter ended March 31, 2016, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of March 31, 2016, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2012 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of uncertain tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net revenues before provision for doubtful accounts	$0	$1,812,098	$815,838	$(8,343)	$2,619,593
Less: Provision for doubtful accounts	0	107,680	62,115	0	169,795
Net revenues	0	1,704,418	753,723	(8,343)	2,449,798
Operating charges:
Salaries, wages and benefits	0	824,295	323,844	0	1,148,139
Other operating expenses	0	387,677	181,980	(8,073)	561,584
Supplies expense	0	153,387	101,863	0	255,250
Depreciation and amortization	0	72,253	31,796	0	104,049
Lease and rental expense	0	15,294	9,428	(270)	24,452
	0	1,452,906	648,911	(8,343)	2,093,474
Income from operations	0	251,512	104,812	0	356,324
Interest expense	28,300	1,136	164	0	29,600
Interest (income) expense, affiliate	0	23,054	(23,054)	0	0
Equity in net income of consolidated affiliates	(208,227)	(70,175)	0	278,402	0
Income before income taxes	179,927	297,497	127,702	(278,402)	326,724
Provision for income taxes	(10,832)	97,979	23,858	0	111,005
Net income	190,759	199,518	103,844	(278,402)	215,719
Less: Income attributable to noncontrolling interests	0	0	24,960	0	24,960
Net income attributable to UHS	$190,759	$199,518	$78,884	$(278,402)	$190,759

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net income	$190,759	$199,518	$103,844	$(278,402)	$215,719
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	(14,299)	0	0	0	(14,299)
Amortization of terminated hedge	(84)	0	0	0	(84)
Foreign currency translation adjustment	5,986	5,986	0	(5,986)	5,986
Other comprehensive income before tax	(8,397)	5,986	0	(5,986)	(8,397)
Income tax expense related to items of other comprehensive income	(5,360)	0	0	0	(5,360)
Total other comprehensive income, net of tax	(3,037)	5,986	0	(5,986)	(3,037)
Comprehensive income	187,722	205,504	103,844	(284,388)	212,682
Less: Comprehensive income attributable to noncontrolling interests	0	0	24,960	0	24,960
Comprehensive income attributable to UHS	$187,722	$205,504	$78,884	$(284,388)	$187,722

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2016
(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Assets
Current assets:
Cash and cash equivalents	$0	$40,381	$14,209	$0	$54,590
Accounts receivable, net	0	957,504	417,233	0	1,374,737
Supplies	0	72,559	44,166	0	116,725
Other current assets	0	67,954	21,432	0	89,386
Total current assets	0	1,138,398	497,040	0	1,635,438

Investments in subsidiaries	7,974,369	1,946,590	0	(9,920,959)	0

Intercompany receivable	0	0	801,649	(801,649)	0
Intercompany note receivable	0	0	1,242,937	(1,242,937)	0

Property and equipment	0	4,782,483	1,872,809	0	6,655,292
Less: accumulated depreciation	0	(1,897,760)	(876,980)	0	(2,774,740)
	0	2,884,723	995,829	0	3,880,552
Other assets:
Goodwill	0	3,065,409	529,492	0	3,594,901
Deferred charges	6,708	5,586	3,941	0	16,235
Other	8,180	390,548	39,155	0	437,883
	$7,989,257	$9,431,254	$4,110,043	$(11,965,545)	$9,565,009
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$485,862	$1,241	$1,159	$0	$488,262
Accounts payable and accrued liabilities	20,343	821,832	305,209	0	1,147,384
Federal and state taxes	49,794	0	0	0	49,794
Total current liabilities	555,999	823,073	306,368	0	1,685,440

Intercompany payable	186,164	615,485	0	(801,649)	0
Intercompany note payable	0	1,242,937	0	(1,242,937)	0

Other noncurrent liabilities	11,324	213,818	70,542	0	295,684
Long-term debt	2,767,605	16,468	8,071	0	2,792,144
Deferred income taxes	178,947	0	0	0	178,947

Redeemable noncontrolling interests	0	0	261,492	0	261,492
Equity:
UHS common stockholders’ equity	4,289,218	6,519,473	3,401,486	(9,920,959)	4,289,218
Noncontrolling interest	0	0	62,084	0	62,084
Total equity	4,289,218	6,519,473	3,463,570	(9,920,959)	4,351,302
	$7,989,257	$9,431,254	$4,110,043	$(11,965,545)	$9,565,009

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2015
(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Assets
Current assets:
Cash and cash equivalents	$0	$47,192	$14,036	$0	$61,228
Accounts receivable, net	0	918,699	383,730	0	1,302,429
Supplies	0	72,499	43,538	0	116,037
Deferred income taxes	132,975	2,145	0		135,120
Other current assets	0	89,973	13,517	0	103,490
Total current assets	132,975	1,130,508	454,821	0	1,718,304

Investments in subsidiaries	7,760,156	1,876,415	0	(9,636,571)	0

Intercompany receivable	80,764	0	747,709	(828,473)	0
Intercompany note receivable	0	0	1,242,937	(1,242,937)	0

Property and equipment	0	4,722,050	1,808,519	0	6,530,569
Less: accumulated depreciation	0	(1,845,746)	(848,845)	0	(2,694,591)
	0	2,876,304	959,674	0	3,835,978
Other assets:
Goodwill	0	3,070,061	526,053	0	3,596,114
Deferred charges	7,208	5,530	3,950	0	16,688
Other	14,251	394,998	39,111	0	448,360
	$7,995,354	$9,353,816	$3,974,255	$(11,707,981)	$9,615,444
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$60,368	$1,223	$1,131	$0	$62,722
Accounts payable and accrued liabilities	19,996	744,137	269,564	0	1,033,697
Federal and state taxes	3,987	0	0	0	3,987
Total current liabilities	84,351	745,360	270,695	0	1,100,406

Intercompany payable	0	828,473	0	(828,473)	0
Intercompany note payable	0	1,242,937	0	(1,242,937)	0

Other noncurrent liabilities	1,982	206,287	70,565	0	278,834
Long-term debt	3,343,474	16,790	8,370	0	3,368,634
Deferred income taxes	315,900	0	0	0	315,900

Redeemable noncontrolling interests	0	0	242,509	0	242,509
Equity:
UHS common stockholders’ equity	4,249,647	6,313,969	3,322,602	(9,636,571)	4,249,647
Noncontrolling interest	0	0	59,514	0	59,514
Total equity	4,249,647	6,313,969	3,382,116	(9,636,571)	4,309,161
	$7,995,354	$9,353,816	$3,974,255	$(11,707,981)	$9,615,444

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net cash (used in) provided by operating activities	$52,278	$279,625	$132,324	$0	$464,227

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(61,718)	(65,496)	0	(127,214)
Acquisition of property and businesses	0	(10,506)	(9,037)	0	(19,543)
Net cash used in investing activities	0	(72,224)	(74,533)	0	(146,757)

Cash Flows from Financing Activities:
Reduction of long-term debt	(166,096)	(304)	(271)	0	(166,671)
Additional borrowings	14,400	0	0	0	14,400
Financing costs	(44)	0	0	0	(44)
Repurchase of common shares	(171,042)	0	0	0	(171,042)
Dividends paid	(9,757)	0	0	0	(9,757)
Issuance of common stock	2,331	0	0	0	2,331
Excess income tax benefits related to stock-based compensation	11,002	0	0	0	11,002
Profit distributions to noncontrolling interests	0	0	(3,407)	0	(3,407)
Changes in intercompany balances with affiliates, net	266,928	(212,988)	(53,940)	0	0
Net cash provided by (used in) financing activities	(52,278)	(213,292)	(57,618)	0	(323,188)

Effect of exchange rate changes on cash and cash equivalents	0	(920)	0	0	(920)

(Decrease) increase in cash and cash equivalents	0	(6,811)	173	0	(6,638)
Cash and cash equivalents, beginning of period	0	47,192	14,036	0	61,228
Cash and cash equivalents, end of period	$0	$40,381	$14,209	$0	$54,590

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net cash provided by operating activities	$62,343	$124,046	$84,886	$0	$271,275

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(59,217)	(30,059)	0	(89,276)
Acquisition of property and businesses	0	(22,513)	(11,987)	0	(34,500)
Net cash used in investing activities	0	(81,730)	(42,046)	0	(123,776)

Cash Flows from Financing Activities:
Reduction of long-term debt	(156,097)	(2,561)	(213)	0	(158,871)
Additional borrowings	20,800	0	0	0	20,800
Repurchase of common shares	(28,767)	0	0	0	(28,767)
Dividends paid	(9,899)	0	0	0	(9,899)
Issuance of common stock	1,768	0	0	0	1,768
Excess income tax benefits related to stock-based compensation	20,807	0	0	0	20,807
Profit distributions to noncontrolling interests	0	0	(2,413)	0	(2,413)
Proceeds received from sale/leaseback of real property	0	0	12,551		12,551
Changes in intercompany balances with affiliates, net	89,045	(45,555)	(43,490)	0	0
Net cash (used in) provided by financing activities	(62,343)	(48,116)	(33,565)	0	(144,024)

Effect of exchange rate changes on cash and cash equivalents	0	(466)	0	0	(466)

Increase in cash and cash equivalents	0	(6,266)	9,275	0	3,009
Cash and cash equivalents, beginning of period	0	21,784	10,285	0	32,069
Cash and cash equivalents, end of period	$0	$15,518	$19,560	$0	$35,078

(12) Recent Accounting Standards

In November, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”, which eliminates the guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet.  The amendments require that all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in a classified balance sheet.  The amendments are effective for public business entities for annual fiscal years beginning after December 15, 2016.  We early adopted this standard effective January 1, 2016, on a prospective basis and did not adjust prior periods presented.  The adoption of this standard had no impact on our Condensed Consolidated Statements of Income or Condensed Consolidated Statement of Cash Flows.

In April and August 2015, the FASB issued ASU No. 2015-03 and ASU No. 2015-15, “Interest- Imputation of Interest,” respectively, to simplify the presentation of debt issuance costs. The standard requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. The FASB clarified that debt issuance costs related to line-of-credit arrangements can be presented as an asset and amortized over the term of the arrangement. The guidance is effective for annual fiscal periods beginning after December 15, 2015. We adopted this standard on January 1, 2016, on a retrospective basis and adjusted prior periods presented. In connection with the adoption of this ASU, debt issuance costs of $17 million as of March 31, 2016 and $19 million as of December 31, 2015 were reclassified from deferred charges to long-term debt. The adoption of this standard had no impact on our financial position or overall results of operations.

In March, 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which amends the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as income tax expense or benefit in the income statement in the reporting period in which they occur.  In addition, the ASU requires that all tax-related cash flows resulting from share-based payments, including the excess tax benefits related to the settlement of stock-based awards, be classified as cash flows from operating activities in the statement of cash flows.  The ASU also requires that cash paid by directly withholding shares for tax withholding purposes be classified as a financing activity in the statement of cash flows.  In addition, the ASU also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest, consistent with current U.S. GAAP, or account for forfeitures when they occur.  The new standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted.  We are currently evaluating the effect that ASU 2016-09 will have on our condensed consolidated financial statements and related disclosures.

In May 2014 and March 2016, the FASB issued ASU 2014-09 and ASU 2016-08, “Revenue from Contracts with Customers (Topic 606)” and “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, respectively, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosures.  The FASB updated the new revenue standard by clarifying the principal versus agent implementation guidance, but does not change the core principle of the new standard. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016; however, in July 2015, the FASB approved a one-year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. We are currently in the process of evaluating the impact of adoption of this ASU on our consolidated financial statements and related disclosures.

In February, 2016, the FASB issued ASU 2016-02, “Leases (Topic 842): Amendments to the FASB Accounting Standards Codification “ (“Update 2016-02”), which requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key qualitative and quantitative information about the entity’s leasing arrangements.  This update is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted.  A modified retrospective approach is required.  We are currently evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

From time to time, new accounting guidance is issued by the FASB or other standard setting bodies that is adopted by the Company as of the effective date or, in some cases where early adoption is permitted, in advance of the effective date. The Company has assessed the recently issued guidance that is not yet effective and, unless otherwise indicated above, believes the new guidance will not have a material impact on our results of operations, cash flows or financial position.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of March 31, 2016, we owned and/or operated 24 inpatient acute care hospitals, 3 free-standing emergency departments and 214 inpatient and 16 outpatient behavioral health care facilities located in 37 states, Washington, D.C., the United Kingdom, Puerto Rico and the U.S. Virgin Islands. In addition, we are building a newly-constructed acute care hospital located in Henderson, Nevada, that is scheduled to be completed and opened during the fourth quarter of 2016. We also manage and/or own outright or in partnerships with physicians, 4 surgical hospitals and surgery and radiation oncology centers located in 4 states.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, surgical hospitals, commercial health insurer, surgery centers and radiation oncology centers accounted for 53% and 52% during the three-month periods ended March 31, 2016 and 2015, respectively.  Net revenues from our behavioral health care operations accounted for 47% and 48% of our consolidated net revenues during the three-month periods ended March 31, 2016 and 2015, respectively.

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

Forward-Looking Statements and Risk Factors

You should carefully review the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. This Quarterly Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements. In evaluating those statements, you should specifically consider various factors, including the risks related to healthcare industry trends and those detailed in our filings with the SEC including those set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2015 in Item 1A Risk Factors and in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements and Risk Factors. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

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
•

as discussed below in Sources of Revenue, we receive revenues from various state and county based programs, including Medicaid in all the states in which we operate, (we receive Medicaid revenues in excess of $90 million annually from each of Texas, Washington, D.C., California, Nevada, Illinois, Pennsylvania, Massachusetts and Virginia); CMS-approved Medicaid supplemental programs in certain states including Texas, Illinois, Oklahoma, Mississippi, California, Ohio and Arkansas, and; state Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations;

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

•

our accounts receivable as of March 31, 2016 and December 31, 2015 include amounts due from Illinois of approximately $16 million and $28 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $6 million as of March 31, 2016 and $12 million as of December 31, 2015, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. In addition, our accounts receivable as of March 31, 2016 and December 31, 2015 includes approximately $37 million and $80 million, respectively, due from Texas in connection with Medicaid supplemental payment programs. The $37 million due from Texas as of March 31, 2016 consists of $31 million related to uncompensated care program revenues and $6 million related to disproportionate share hospital program revenues.  Although the accounts receivable due from Illinois and Texas could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois and/or Texas. Failure to ultimately collect all outstanding amounts due from these states would have an adverse impact on our future consolidated results of operations and cash flows;

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We consider our critical accounting policies to be those that require us to make significant judgments and estimates when we prepare our consolidated financial statements. For a summary of our significant accounting policies, please see Note 1 to the Consolidated Financial Statements as included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 33% and 36% of our net patient revenues during the three-month periods ended March 31, 2016 and 2015, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs, accounted for 52% and 50% of our net patient revenues during the three-month periods ended March 31, 2016 and 2015, respectively.

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

The total accrual for our professional and general liability claims and workers’ compensation claims was $277 million as of March 31, 2016, of which $82 million is included in current liabilities. The total accrual for our professional and general liability claims and workers’ compensation claims was $271 million as of December 31, 2015, of which $82 million is included in current liabilities.

Recent Accounting Standards: For a summary of accounting standards, please see Note 12 to the Consolidated Financial Statements, as included herein.

Results of Operations

Three-month periods ended March 31, 2016 and 2015:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended March 31, 2016 and 2015 (dollar amounts in thousands):

	Three months ended March 31, 2016		Three months ended March 31, 2015
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$2,619,593		$2,380,101
Less: Provision for doubtful accounts	169,795		154,748
Net revenues	2,449,798	100.0%	2,225,353	100.0%
Operating charges:
Salaries, wages and benefits	1,148,139	46.9%	1,031,703	46.4%
Other operating expenses	561,584	22.9%	505,966	22.7%
Supplies expense	255,250	10.4%	238,741	10.7%
Depreciation and amortization	104,049	4.2%	98,998	4.4%
Lease and rental expense	24,452	1.0%	22,891	1.0%
Subtotal-operating expenses	2,093,474	85.5%	1,898,299	85.3%
Income from operations	356,324	14.5%	327,054	14.7%
Interest expense, net	29,600	1.2%	30,037	1.3%
Income before income taxes	326,724	13.3%	297,017	13.3%
Provision for income taxes	111,005	4.5%	102,694	4.6%
Net income	215,719	8.8%	194,323	8.7%
Less: Income attributable to noncontrolling interests	24,960	1.0%	20,024	0.9%
Net income attributable to UHS	$190,759	7.8%	$174,299	7.8%

Net revenues increased 10%, or $224 million, to $2.45 billion during the three-month period ended March 31, 2016 as compared to $2.23 billion during the first quarter of 2015. The net increase was primarily attributable to: (i) a $173 million or 8% increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods (which we refer to as “same facility”), and; (ii) $51 million of other combined revenue increases consisting primarily of the revenues generated at 4 behavioral health care hospitals acquired in the U.K. during the third quarter of 2015 and 4 inpatient facilities and 8 outpatient centers acquired during the third quarter of 2015 as a result of our acquisition of Foundations Recovery Network, LLC.

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $30 million to $327 million during the three-month period ended March 31, 2016 as compared to $297 million during the comparable quarter of the prior year. The net increase in our income before income taxes during the first quarter of 2016, as compared to the comparable quarter of 2015, was due to:

a.	an increase of $31 million at our acute care facilities as discussed below in Acute Care Hospital Services;
b.	an increase of $12 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, and;
c.	$13 million of other combined net decreases.

Net income attributable to UHS increased $16 million to $191 million during the three-month period ended March 31, 2016 as compared to $174 million during the comparable prior year quarter. The increase during the first quarter of 2016, as compared to the comparable prior year quarter, consisted of:

•	an increase of $30 million in income before income taxes, as discussed above;
•	a decrease of $5 million resulting from an increase in the income attributable to noncontrolling interests, and;
•

a decrease of $8 million resulting from an increase in the provision for income taxes recorded on the $25 million increase in pre-tax income ($30 million increase in income before income taxes less $5 million increase in income attributable to noncontrolling interests).

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

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussion below for the three-month periods ended March 31, 2016 and 2015 (dollar amounts in thousands):

	Three months ended		Three months ended
	March 31, 2016		March 31, 2015
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,408,961		$1,257,470
Less: Provision for doubtful accounts	139,755		124,350
Net revenues	1,269,206	100.0%	1,133,120	100.0%
Operating charges:
Salaries, wages and benefits	509,396	40.1%	455,944	40.2%
Other operating expenses	285,046	22.5%	253,097	22.3%
Supplies expense	206,768	16.3%	191,282	16.9%
Depreciation and amortization	59,046	4.7%	57,080	5.0%
Lease and rental expense	13,042	1.0%	12,553	1.1%
Subtotal-operating expenses	1,073,298	84.6%	969,956	85.6%
Income from operations	195,908	15.4%	163,164	14.4%
Interest expense, net	821	0.1%	1,017	0.1%
Income before income taxes	$195,087	15.4%	$162,147	14.3%

Three-month periods ended March 31, 2016 and 2015:

During the three-month period ended March 31, 2016, as compared to the comparable prior year quarter, net revenues from our acute care hospital services, on a same facility basis, increased $136 million or 12.0%. Income before income taxes (and before income attributable to noncontrolling interests) increased $33 million or 20% to $195 million or 15.4% of net revenues during the first quarter of 2016 as compared to $162 million or 14.3% of net revenues during the comparable prior year quarter.

During the three-month period ended March 31, 2016, net revenue per adjusted admission increased 3.0% and net revenue per adjusted patient day increased 7.3%, as compared to the comparable quarter of the prior year. During the three-month period ended March 31, 2016, as compared to the comparable prior year quarter, inpatient admissions to our acute care hospitals increased 6.5% and adjusted admissions (adjusted for outpatient activity) increased 7.8%. Patient days at these facilities increased 2.3% and adjusted patient days increased 3.5% during the three-month period ended March 31, 2016 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.7 days and 4.9 days during the three-month periods ended March 31, 2016 and 2015, respectively. The occupancy rate, based on the average available beds at these facilities, was 63% during each of the three-month periods ended March 31, 2016 and 2015.

All Acute Care Hospitals

The following table summarizes the results of operations for all our acute care operations during the three-month periods ended March 31, 2016 and 2015. These amounts include: (i) our acute care results on a same facility basis, as indicated above; (ii) the impact of the implementation of EHR applications at our acute care hospitals; (iii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iv) certain other amounts.  Dollar amounts below are reflected in thousands.

	Three months ended March 31, 2016		Three months ended March 31, 2015
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,426,902		$1,270,290
Less: Provision for doubtful accounts	139,755		124,350
Net revenues	1,287,147	100.0%	1,145,940	100.0%
Operating charges:
Salaries, wages and benefits	512,022	39.8%	456,772	39.9%
Other operating expenses	299,961	23.3%	262,655	22.9%
Supplies expense	206,768	16.1%	191,282	16.7%
Depreciation and amortization	68,615	5.3%	66,461	5.8%
Lease and rental expense	13,042	1.0%	12,553	1.1%
Subtotal-operating expenses	1,100,408	85.5%	989,723	86.4%
Income from operations	186,739	14.5%	156,217	13.6%
Interest expense, net	821	0.1%	1,017	0.1%
Income before income taxes	$185,918	14.4%	$155,200	13.5%

Three-month periods ended March 31, 2016 and 2015:

Income before income taxes increased $31 million or 20% to $186 million during the first quarter of 2016 as compared to $155 million during the first quarter of 2015. The increase in income before income taxes at our acute care facilities resulted from:

•	a $33 million increase at our acute care facilities on a same facility basis, as discussed above, and;
•	a decrease of $2 million from other combined net changes.

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts the reported amounts in future periods for the provision for doubtful accounts and other accounts such as Medicaid pending. Although the patient’s ultimate eligibility determination may result in amounts being reclassified among these accounts from period to period, these reclassifications did not have a material impact on our results of operations during the three-month periods ended March 31, 2016 and 2015 since our facilities make estimates at each financial reporting period to reserve for amounts that are deemed to be uncollectible.

We also provide discounts to uninsured patients (included in “uninsured discounts” amounts below) who do not qualify for Medicaid or charity care. Because we do not pursue collection of amounts classified as uninsured discounts, they are not reported in our net revenues or in our net accounts receivable. In implementing the discount policy, we first attempt to qualify uninsured patients for governmental programs, charity care or any other discount program. If an uninsured patient does not qualify for these programs, the uninsured discount is applied. Our accounts receivable are recorded net of allowance for doubtful accounts of $366 million and $399 million at March 31, 2016 and December 31, 2015, respectively.

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three-month periods ended March 31, 2016 and 2015:

Uncompensated care:

Amounts in millions	Three Months Ended
	March 31,		March 31,
	2016	%	2015	%
Charity care	$186	54%	$132	46%
Uninsured discounts	159	46%	155	54%
Total uncompensated care	$345	100%	$287	100%

As reflected on the table above in All Acute Care Hospitals, the provision for doubtful accounts at our acute care hospitals amounted to approximately $140 million and $124 million during the three-month periods ended March 31, 2016 and 2015, respectively. During the three-month period ended March 31, 2016, as compared to the comparable quarter of 2015, our acute care hospitals experienced an increase in the aggregate of charity care, uninsured discounts and provision for doubtful accounts as a percentage of gross charges.

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

Estimated cost of providing uncompensated care

	Three Months Ended
	March 31,	March 31,
Amounts in millions	2016	2015
Estimated cost of providing charity care	$26	$18
Estimated cost of providing uninsured discounts related care	22	22
Estimated cost of providing uncompensated care	$48	$40

Behavioral Health Services

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

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the three-month periods ended March 31, 2016 and 2015 (dollar amounts in thousands):

Same Facility—Behavioral Health

	Three months ended March 31, 2016		Three months ended March 31, 2015
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,119,045		$1,083,119
Less: Provision for doubtful accounts	29,335		30,266
Net revenues	1,089,710	100.0%	1,052,853	100.0%
Operating charges:
Salaries, wages and benefits	535,762	49.2%	507,967	48.2%
Other operating expenses	203,973	18.7%	199,459	18.9%
Supplies expense	46,498	4.3%	46,107	4.4%
Depreciation and amortization	31,448	2.9%	29,447	2.8%
Lease and rental expense	9,822	0.9%	9,439	0.9%
Subtotal-operating expenses	827,503	75.9%	792,419	75.3%
Income from operations	262,207	24.1%	260,434	24.7%
Interest expense, net	452	0.0%	475	0.0%
Income before income taxes	$261,755	24.0%	$259,959	24.7%

Three-month periods ended March 31, 2016 and 2015:

On a same facility basis during the first quarter of 2016, as compared to the first quarter of 2015, net revenues at our behavioral health care facilities increased 4% or $37 million to $1.09 billion from $1.05 billion. Income before income taxes increased $2 million or 1% to $262 million or 24.0% of net revenues during the three-month period ended March 31, 2016, as compared to $260 million or 24.7% of net revenues during the comparable prior year quarter.

During the three-month period ended March 31, 2016, net revenue per adjusted admission increased 1.8% and net revenue per adjusted patient day increased 2.2%, as compared to the comparable quarter of 2015. On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities increased 1.6% and 1.4%, respectively, during the three-month period ended March 31, 2016 as compared to the comparable quarter of 2015. Patient days and adjusted patient days increased 1.2% and 1.0%, respectively, during the three-month period ended March 31, 2016 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities remained unchanged at 12.7 days during each of the three-month periods ended March 31, 2016 and 2015. The occupancy rate, based on the average available beds at these facilities, was 76% and 77% during the three-month periods ended March 31, 2016 and 2015, respectively.

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care facilities during the three-month periods ended March 31, 2016 and 2015 which includes our behavioral health results on a same facility basis, the impact of the facilities acquired or opened within the previous twelve months, and the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes (dollar amounts in thousands):

	Three months ended March 31, 2016		Three months ended March 31, 2015
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,191,090		$1,106,701
Less: Provision for doubtful accounts	30,044		30,356
Net revenues	1,161,046	100.0%	1,076,345	100.0%
Operating charges:
Salaries, wages and benefits	564,872	48.7%	513,875	47.7%
Other operating expenses	237,023	20.4%	221,179	20.5%
Supplies expense	48,336	4.2%	46,545	4.3%
Depreciation and amortization	33,532	2.9%	30,706	2.9%
Lease and rental expense	11,262	1.0%	10,123	0.9%
Subtotal-operating expenses	895,025	77.1%	822,428	76.4%
Income from operations	266,021	22.9%	253,917	23.6%
Interest expense, net	444	0.0%	475	0.0%
Income before income taxes	$265,577	22.9%	$253,442	23.5%

Three-month periods ended March 31, 2016 and 2015:

Income before income taxes increased $12 million or 5% to $266 million during the first quarter of 2016 as compared to $253 million during the first quarter of 2015. The increase in income before income taxes at our behavioral health care facilities resulted from:

•	a $2 million increase at our behavioral health care facilities on a same facility basis, as discussed above, and;
•

an increase of $10 million from other combined net changes, including the income generated at 4 behavioral health care facilities acquired in the U.K. during the third quarter of 2015 and 4 inpatient facilities and 8 outpatient centers acquired during the third quarter of 2015 as a result of our acquisition of Foundations Recovery Network, LLC.

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

The following table shows the approximate percentages of net patient revenue for the three-month periods ended March 31, 2016 and 2015 presented on: (i) a combined basis for both our acute care and behavioral health facilities; (ii) for our acute care facilities only, and; (iii) for our behavioral health facilities only. Net patient revenue is defined as revenue from all sources after deducting contractual allowances and discounts from established billing rates, which we derived from various sources of payment for the periods indicated.

Acute Care and Behavioral Health Facilities Combined	Percentage of Net Patient Revenues
	Three Months Ended
	March 31,
	2016	2015
Third Party Payors:
Medicare	20%	22%
Medicaid	13%	14%
Managed Care (HMO and PPOs)	52%	50%
Other Sources	15%	14%
Total	100%	100%

Acute Care Facilities	Percentage of Net Patient Revenues
	Three Months Ended
	March 31,
	2016	2015
Third Party Payors:
Medicare	26%	27%
Medicaid	6%	7%
Managed Care (HMO and PPOs)	62%	60%
Other Sources	6%	6%
Total	100%	100%

Behavioral Health Facilities	Percentage of Net Patient Revenues
	Three Months Ended
	March 31,
	2016	2015
Third Party Payors:
Medicare	14%	17%
Medicaid	19%	21%
Managed Care (HMO and PPOs)	41%	40%
Other Sources	26%	22%
Total	100%	100%

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

In April, 2016, CMS published its IPPS 2017 proposed payment rule which provides for a 2.8% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform mandated adjustments are considered, without consideration for the decreases related to the required Medicare Disproportionate Share Hospital (“DSH”) payment changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments would approximate 0.9%. Including the estimated decreases to our DSH payments (approximating 0.5%), we estimate our overall decrease from the proposed IPPS 2017 rule (covering the period of October 1, 2016 through September 30, 2017) will approximate -0.1%. This projected impact from the IPPS 2017 proposed rule includes both the impact of the American Taxpayer Relief Act of 2012 documentation and coding adjustment and the required changes to the DSH payments related to the traditional Medicare fee for service, however, it excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, and Bipartisan Budget Act of 2015, as discussed below.

In July, 2015, CMS published its IPPS 2016 final payment rule which provides for a 2.4% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform mandated adjustments are considered, without consideration for the decreases related to the required Medicare Disproportionate Share Hospital (“DSH”) payment changes and decrease to the Medicare Outlier threshold, the overall increase in IPPS payments would approximate 1.1%. Including the estimated decreases to our Medicare DSH payments (approximating 1.6%), we estimate our overall decrease from the final IPPS 2016 rule (covering the period of October 1, 2015 through September 30, 2016) will approximate -0.1%. This projected impact from the IPPS 2016 final rule includes both the impact of the American Taxpayer Relief Act of 2012 documentation and coding adjustment and the required changes to the DSH payments related to the traditional Medicare fee for service, however, it excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, and Bipartisan Budget Act of 2015, as discussed below.

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

In August, 2013, CMS published its final IPPS 2014 payment rule which expanded CMS’s policy under which it defines inpatient admissions to include the use of an objective time of care standard. Specifically, it would require Medicare’s external review contractors to presume that hospital inpatient admissions are reasonable and necessary when beneficiaries receive a physician order for admission and receive medically necessary services for at least two midnights (the “Two Midnight” rule). Correspondingly, under the final rule, CMS presumes that hospital services spanning less than two midnights should have been provided on an outpatient basis and paid under Medicare Part B unless the medical record contains clear documentation supporting the physician’s order and an expectation that the Medicare beneficiary would need medically necessary care for more than two midnights, or is receiving services which CMS designates as inpatient only. In April, 2015, Congress voted to extend an enforcement moratorium on the Two Midnight rule through the end of fiscal year 2015. Although the prohibition of recovery auditor patient status reviews expired on October 1, 2015, CMS did not approve recovery auditors to conduct patient status reviews for admission dates through December 31, 2015.

In October, 2015 as part of the 2016 Medicare Outpatient Prospective Payment System (“OPPS”) final rule (additional related disclosure below), CMS proposed to allow payment for one-midnight stays under the Medicare Part A benefit on a case-by case basis for rare and unusual exceptions based the presence of certain clinical factors. CMS also announced in the final rule that, effective October 1, 2015, Quality Improvement Organizations (“QIOs”) will conduct reviews of short inpatient stay reviews rather than Medicare Administrative Contractors (“MACs”). Additionally, CMS also announced that RACs resumed patient status reviews for claims with admission dates of January 1, 2016 or later, and the agency indicates that RACs will conduct these reviews focused on providers with high denial rates that are referred by the QIOs.

In its IPPS 2017 proposed payment rule, CMS has proposed to: (i) reverse the Two-Midnight rule’s 0.2% reduction in hospital payments, and; (ii) implement a temporary one-time increase of 0.6% in FFY2017 payments to offset cuts in the three preceding fiscal years.

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

On January 2, 2013 ATRA was enacted which, among other things, includes a requirement for CMS to recoup $11 billion from hospitals from Medicare IPPS rates during federal fiscal years 2014 to 2017. The recoupment relates to IPPS documentation and coding adjustments for the period 2008 to 2013 for which adjustments were not previously applied by CMS. Both the 2014 and 2015 IPPS final rules include a -0.8% recoupment adjustment. CMS has included the same 0.8% recoupment adjustment in fiscal year 2016 and has proposed to include a 1.5% recoupment adjustment in federal fiscal year 2017 in order to recover the entire $11 billion. This adjustment is reflected in the IPPS estimated impact amounts noted above. On April 16, 2015, the Medicare Access and CHIP Reauthorization Act of 2015 was enacted and an anticipated 3.2% payment increase in 2018 is scheduled to be phased in at 0.5% per year over 6 years beginning in fiscal year 2018.

Inpatient services furnished by psychiatric hospitals under the Medicare program are paid under a Psychiatric Prospective Payment System (“Psych PPS”). Medicare payments to psychiatric hospitals are based on a prospective per diem rate with adjustments to account for certain facility and patient characteristics. The Psych PPS also contains provisions for outlier payments and an adjustment to a psychiatric hospital’s base payment if it maintains a full-service emergency department.

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

We receive Medicaid revenues in excess of $90 million annually from each of Texas, Washington, D.C., California, Nevada, Illinois, Pennsylvania, Massachusetts and Virginia, making us particularly sensitive to reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The South Carolina and Texas DSH programs were renewed for each state’s 2016 DSH fiscal year (covering the period of October 1, 2015 through September 30, 2016). During the second quarter of 2015, the Texas Health and Human Services Commission (“THHSC”) finalized DSH payments for federal fiscal year 2014 which resulted in a $6 million annualized reduction in our Texas Medicaid DSH payments retroactive to October, 2013. In connection with these DSH programs, included in our financial results was an aggregate of $7 million and $13 million during the three-month periods ended March 31, 2016 and 2015, respectively. We expect reimbursements to our hospitals, pursuant to the 2016 fiscal year programs for Texas and South Carolina, to be at amounts similar to each state’s 2015 fiscal year amounts.

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

Various State Medicaid Supplemental Payment Programs:

We incur health-care related taxes (“Provider Taxes”) imposed by states in the form of a licensing fee, assessment or other mandatory payment which are related to: (i) healthcare items or services; (ii) the provision of, or the authority to provide, the health care items or services, or; (iii) the payment for the health care items or services. Such Provider Taxes are subject to various federal regulations that limit the scope and amount of the taxes that can be levied by states in order to secure federal matching funds as part of their respective state Medicaid programs. As outlined below, we derive a related Medicaid reimbursement benefit from assessed Provider Taxes in the form of Medicaid claims based payment increases and/or lump sum Medicaid supplemental payments.

Under the various state Medicaid supplemental payment programs including the impact of the below-mentioned Uncompensated Care and Upper Payment Limit programs, the Texas Delivery System Reform Incentive program and the Nevada state plan amendment, we earned revenues (before Provider Taxes) of approximately $78 million and $68 million during the three-month periods ended March 31, 2016 and 2015, respectively. These revenues were offset by Provider Taxes of $36 million and $28 million during the three-month periods ended March 31, 2016 and 2015, respectively, which are recorded in other operating expenses on the Condensed Consolidated Statements of Income as included herein.  We estimate that our aggregate net revenues/benefit from the various state Medicaid supplemental payment programs (including Provider Tax programs) will approximate $170 million (net of Provider Taxes of $152 million) during 2016. The aggregate net benefit is earned from multiple states and therefore no particular state’s portion is individually material to our consolidated financial statements. However, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our consolidated future results of operations.

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

We recorded net revenues/benefit from UC and affiliated hospital indigent care revenues of $15 million during each of the three-month periods ended March 31, 2016 and 2015, respectively, net of Provider Taxes of $1 million and $3 million during the first quarters of 2016 and 2015, respectively.  If the applicable hospital district or county makes IGTs consistent with 2015 levels, we believe we would be entitled to aggregate net revenues/benefit earned pursuant to these programs of approximately $55 million (net of Provider Taxes of $10 million) during 2016.

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

For state fiscal year 2016, Texas Medicaid will continue to operate under a CMS-approved Section 1115 five-year Medicaid waiver demonstration program. During the first five years of this program that started in state fiscal year 2012, the THHSC transitioned away from UPL payments to new waiver incentive payment programs, UC payments and Delivery System Reform Incentive Payments (“DSRIP”). During the first year of transition, which commenced on October 1, 2011, THHSC made payments to Medicaid UPL recipient providers that received payments during the state’s prior fiscal year. During demonstration years two through five (October 1, 2012 through September 30, 2016), THHSC has, and will continue to, make incentive payments under the program after certain qualifying criteria are met by hospitals. Supplemental payments are also subject to aggregate statewide caps based on CMS approved Medicaid waiver amounts.  In May, 2016, CMS approved a 15-month extension of the 1115 Waiver until December 31, 2017 at terms relatively consistent with current Waiver terms and conditions.  The UC and DSRIP pools will continue to be funded at their current levels of $3.1 billion annually on a pro rata basis.

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

There were essentially no DSRIP revenues/benefit recorded during the three-month periods ended March 31, 2016 and 2015. Although we can provide no assurance that we will ultimately qualify for additional DSRIP revenues, subject to CMS’s approval and other conditions as outlined above, we estimate that we may be entitled to additional DSRIP revenues/benefit of approximately $25 million (net of Provider Taxes of $16 million) during 2016.

Nevada SPA:

In Nevada, CMS approved a state plan amendment (“SPA”) in August, 2014 that implemented a hospital supplemental payment program retroactive to January 1, 2014 and effective to June 30, 2015. In September, 2015, CMS also approved the successor supplemental payment program retroactive to July 1, 2015 to June 30, 2016.  Included in our financial results for the three-month periods ended March 31, 2016 and 2015, was approximately $4 million and $2 million, respectively, recorded in connection with this program.  We estimate that our reimbursements pursuant to this program will approximate $10 million during 2016.

In April, 2016, CMS published its final Medicaid Managed Care Rule which explicitly permits but phases out the use of pass-through payments (including supplemental payments) by Medicaid Managed Care Organizations (MCO’s) to hospitals over ten years but allows for a transition of the pass-through payments into value-based payment structures, delivery system reform initiatives or payments tied to services under a MCO contract.  The Company is unable to determine the financial impact of this aspect of the final rule.  However, we can provide no assurance that the final rule will not have a material adverse effect on our future results of operations.

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

Our consolidated results of operations during each of the three-month periods ended March 31, 2016 and 2015 include an unfavorable pre-tax impact of approximately $5 million related primarily to the depreciation and amortization expense incurred in connection with the implementation of electronic health records applications (“EHR”) at our acute care hospitals.

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

Implemented Medicare Reductions and Reforms:

•

The Reconciliation Act reduced the market basket update for inpatient and outpatient hospitals and inpatient behavioral health facilities by 0.25% in each of 2010 and 2011, by 0.10% in each of 2012 and 2013, 0.30% in 2014 and 0.20% in 2015.

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

The Affordable Care Act also required HHS to implement a value-based purchasing program for inpatient hospital services which became effective on October 1, 2012. The Affordable Care Act requires HHS to reduce inpatient hospital payments for all discharges by a percentage beginning at 1% in FFY 2013 and increasing by 0.25% each fiscal year up to 2% in FFY 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions. In its fiscal year 2016 IPPS final rule, CMS will fund the value-based purchasing program by reducing base operating DRG payment amounts to participating hospitals by 1.75%.  For FFY 2017, this reduction will increase to 2%.

Readmission Reduction Program:

In the Affordable Care Act, Congress also mandated implementation of the hospital readmission reduction program (“HRRP”). The HRRP currently assesses penalties on hospitals having excess readmission rates for heart failure, myocardial infarction, pneumonia, acute exacerbation of chronic obstructive pulmonary disease (COPD) and elective total hip arthroplasty (THA) and total knee arthroplasty (TKA), excluding planned readmissions, when compared to expected rates.  In the fiscal year 2015 IPPS final rule, CMS added readmissions for coronary artery bypass graft (CABG) surgical procedures beginning in fiscal year 2017. The impact of HRRP for federal fiscal year 2016 will not have a material adverse effect on our results of operations.

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

Other Operating Results

Interest Expense:

As reflected on the schedule below, interest expense was $30 million during each of the three-month periods ended March 31, 2016 and 2015 (amounts in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Revolving credit & demand notes	$1,595	$798
$400 million, 7.125% Senior Notes due 2016	7,124	7,124
$300 million, 3.75% Senior Notes due 2019	2,812	2,812
$300 million, 4.75% Senior Notes due 2022	3,563	3,563
Term loan facility A	8,347	7,528
Accounts receivable securitization program (a.)	1,203	781
Subtotal-revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	24,644	22,606
Interest rate swap expense, net	2,269	4,148
Amortization of financing fees	1,780	1,763
Other combined interest expense	1,298	1,525
Capitalized interest on major projects	(361)	0
Interest income	(30)	(5)
Interest expense, net	$29,600	$30,037
(a.)

In December, 2015, we amended our accounts receivable securitization program, which was scheduled to expire in October, 2016, to extend the term through December 21, 2018 and increase the borrowing limit to $400 million from $360 million.

Interest expense was relatively unchanged during the three-month period ended March 31, 2016, as compared to the comparable quarter of 2015.   The aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facility and accounts receivable securitization program increased by $2 million during the three-month period ended March 31, 2016, as compared to the comparable quarter of 2015 primarily due to an increase in our average outstanding borrowings, partially offset by a decrease in our aggregate average cost of borrowings pursuant to these facilities. Additionally, our interest rate swap expense decreased by $2 million during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, resulting primarily from the May, 2015, maturity of our previously outstanding interest rate swaps.

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three-month periods ended March 31, 2016 and 2015 (dollar amounts in thousands):

	Three months ended
	March 31,	March 31,
	2016	2015
Provision for income taxes	$111,005	$102,694
Income before income taxes	326,724	297,017
Effective tax rate	34.0%	34.6%

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

The effective tax rates, as calculated by dividing the provision for income taxes by the difference in income before income taxes, minus net income attributable to noncontrolling interests, were as follows for the three-month periods ended March 31, 2016 and 2015 (dollar amounts in thousands):

	Three months ended
	March 31,	March 31,
	2016	2015
Provision for income taxes	$111,005	$102,694

Income before income taxes	326,724	297,017
Less: Net income attributable to noncontrolling interests	(24,960)	(20,024)
Income before income taxes and after net income
attributable to noncontrolling interests	301,764	276,993
Effective tax rate	36.8%	37.1%

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $464 million during the three-month period ended March 31, 2016 and $271 million during the comparable period of 2015. The net increase of $193 million was primarily attributable to the following:

•	a favorable change of $29 million due to an increase in net income plus/minus depreciation and amortization expense and stock-based compensation expense;
•	a $129 million favorable change in other working capital accounts due primarily to favorable changes in accrued compensation and accounts payable resulting from the timing of disbursements;
•	a $17 million favorable change in accounts receivable;
•	a $9 million favorable change in accrued insurance expense net of payment made in settlement of self-insured claims, and;
•	$9 million of other combined net favorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the three-month periods. The result is divided into the accounts receivable balance at March 31st of each year to obtain the DSO. Our DSO were 51 days at March 31, 2016 and 56 days at March 31, 2015.

Our accounts receivable as of March 31, 2016 and December 31, 2015 include amounts due from Illinois of approximately $16 million and $28 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $6 million as of March 31, 2016 and $12 million as of December 31, 2015, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. In addition, our accounts receivable as of March 31, 2016 and December 31, 2015 includes approximately $37 million and $80 million, respectively, due from Texas in connection with Medicaid supplemental payment programs. The $37 million due from Texas as of March 31, 2016 consists of $31 million related to uncompensated care program revenues and $6 million related to disproportionate share hospital program revenues.  Although the accounts receivable due from Illinois and Texas could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois and/or Texas. Failure to ultimately collect all outstanding amounts due from these states would have an adverse impact on our future consolidated results of operations and cash flows;

Net cash used in investing activities

The $147 million of net cash used in investing activities during the first three months of 2016 consisted of:

•

$127 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities and the construction costs related to Henderson Hospital, a newly constructed 142-bed acute care facility scheduled to be completed and opened during the fourth quarter of 2016, and;

•	$20 million spent related to the acquisition of businesses and property;

The $124 million of net cash used in investing activities during the first three months of 2015 consisted of:

•	$89 million spent on capital expenditures, and;
•	$35 million spent related to the acquisition of businesses and property including the acquisition of a 46-bed behavioral health care facility located in the U.K.

Net cash used in financing activities

During the first three months of 2016, we used $323 million of net cash in financing activities as follows:

•

spent $167 million on net repayments of debt due primarily to repayments pursuant to our revolving credit facility ($105 million), term loan A facility ($11 million), accounts receivable securitization program ($50 million) and various other debt facilities ($1 million);

•	generated $14 million of proceeds from new borrowings pursuant to our on-demand credit facility;
•	generated $11 million of excess income tax benefits related to stock-based compensation;
•

spent $171 million to repurchase shares of our Class B Common Stock in connection with: (i) income tax withholding obligations related to stock-based compensation programs ($12 million), and; (ii) open market purchases pursuant to our $400 million stock repurchase program ($159 million);

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

Expected Capital Expenditures During the Remainder of 2016:

During the remaining nine months of 2016, we expect to spend approximately $275 million to $300 million on capital expenditures which includes expenditures for capital equipment, renovations, new projects at existing hospitals and construction of new facilities (Henderson Hospital). We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

On August 7, 2014, we entered into a Fourth Amendment (the “Fourth Amendment”) to our credit agreement dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012 and May 16, 2013, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders (“Credit Agreement”). The Credit Agreement, as amended, which is scheduled to mature in August, 2019, consists of: (i) an $800 million revolving credit facility ($195 million of borrowings outstanding as of March 31, 2016), and; (ii) a $1.775 billion term loan A facility ($1.708 billion of borrowings outstanding as of March 31, 2016) which combined our previously outstanding term loan A and term loan A2 facilities which were scheduled to mature in 2016.

Borrowings under the Credit Agreement bear interest at either (1) the ABR rate which is defined as the rate per annum equal to, at our election: the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit and term loan-A borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit and term loan-A borrowings. As of March 31, 2016, the applicable margins were 0.50% for ABR-based loans and 1.50% for LIBOR-based loans under the revolving credit and term loan-A facilities.

As of March 31, 2016, we had $195 million of borrowings outstanding pursuant to the terms of our $800 million revolving credit facility and we had $552 million of available borrowing capacity, net of $19 million of outstanding borrowings pursuant to a short-term, on-demand credit facility and $34 million of outstanding letters of credit. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, certain real estate assets and assets held in joint-ventures with third-parties) and our material subsidiaries and guaranteed by our material subsidiaries.

Pursuant to the terms of the Credit Agreement, term loan-A quarterly installment payments of approximately: (i) $11 million commenced during the fourth quarter of 2014 and are scheduled to continue through September, 2016, and; (ii) $22 million are scheduled from the fourth quarter of 2016 through June, 2019.

Pursuant to the terms of our $400 million accounts receivable securitization program with a group of conduit lenders and liquidity banks (“Securitization”), which is scheduled to mature in December, 2018, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At March 31, 2016, we had $350 million of outstanding borrowings and $50 million of additional borrowing capacity pursuant to the terms of the Securitization.

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

On June 30, 2006, we issued $250 million of senior secured notes which have a 7.125% coupon rate and mature on June 30, 2016 (the “7.125% Notes”). Interest on the 7.125% Notes is payable semiannually in arrears on June 30th and December 30th of each year. In June, 2008, we issued an additional $150 million of 7.125% Notes which formed a single series with the original 7.125% Notes issued in June, 2006. Other than their date of issuance and initial price to the public, the terms of the 7.125% Notes issued in June, 2008 are identical to and trade interchangeably with, the 7.125% Notes which were originally issued in June, 2006.  After giving effect to the $445 million spent in early May, 2016 in connection with the purchase of the minority ownership interests held by a third-party in six acute care hospitals located in Las Vegas, Nevada, as disclosed herein, the 7.125% Notes are classified as current maturities of long-term debt as of March 31, 2016 since we no longer have the capacity to refinance the 7.125% Notes utilizing funds borrowed pursuant to our revolving credit facility.  As of December 31, 2015, the 7.125% Notes are classified as long-term on our Consolidated Balance Sheet since we previously had the ability and intent to refinance the 7.125% Notes utilizing funds borrowed pursuant to our revolving credit facility.

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

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of March 31, 2016.

At March 31, 2016, the carrying value and fair value of our debt were each approximately $3.3 billion.  At December 31, 2015, the carrying value and fair value of our debt were each approximately $3.5 billion.  The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was 43% at March 31, 2016 and 45% at December 31, 2015.

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2016, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2015.

As of March 31, 2016 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $129 million consisting of: (i) $105 million related to our self-insurance programs, and; (ii) $24 million of other debt and public utility guarantees.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended March 31, 2016. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.   Controls and Procedures

As of March 31, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April, 2013, the OIG served facility specific subpoenas on Wekiva Springs Center and River Point Behavioral Health requesting various documents from January, 2005 to the date of the subpoenas. In July, 2013, another subpoena was issued to Wekiva Springs Center and River Point Behavioral Health requesting additional records. In October, 2013, we were advised by the DOJ’s Criminal Frauds Section that they received a referral from the DOJ Civil Division and opened an investigation of River Point Behavioral Health and Wekiva Springs Center. Subsequent subpoenas have since been issued to River Point Behavioral Health and Wekiva Springs Center requesting additional documentation. In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the suspension remains in effect. In February, 2016, we received notification from CMS that, effective March, 2016, the payment suspension will be continued for another 180 days. We cannot predict if and/or when the facility’s suspended payments will resume. Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during the three-month period ended March 31, 2016 or the year ended December 31, 2015, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

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

Regulatory Matters:

On July 23, 2015, Timberlawn Mental Health System (“Timberlawn”) received notification from CMS of its intent to terminate Timberlawn’s Medicare provider agreement effective August 7, 2015. This notification resulted from surveys conducted which alleged that Timberlawn was out of compliance with conditions of participation required for participation in the Medicare/Medicaid program. We filed a request for expedited administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeals Board, Civil Remedies Division, seeking review and reversal of the termination action. In conjunction with the administrative appeal, we filed litigation in the U.S District Court for the Northern District of Texas seeking a temporary restraining order and preliminary injunction to have the termination stayed pending the conclusion of the administrative appeal. The trial court denied Timberlawn’s request for a temporary restraining order and dismissed the case. Timberlawn’s provider agreement was terminated effective August 14, 2015. In September, 2015 Timberlawn reached an agreement with CMS relative to its reapplication to the Medicare/Medicaid program.  In exchange, Timberlawn agreed to dismiss its administrative appeal as well as not to pursue an appeal of the decision of the trial court. During this time, Timberlawn has remained open. In December, 2015, Timberlawn received notice from the Texas Department of State Health Services of its intent to revoke Timberlawn’s license and impose an administrative penalty.  We have appealed and are contesting the proposed revocation and fine. In January, 2016, Timberlawn submitted its application for re-enrollment into the Medicare/Medicaid program. Although the operating results of Timberlawn did not have a material impact on our consolidated results of operations or financial condition for the three-month period ended March 31, 2016 or the year ended December 31, 2015, the termination of Timberlawn’s provider agreement has had a material adverse effect on the facility’s results of operations and financial condition.

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

Item 1A.   Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2015 includes a listing of risk factors to be considered by investors in our securities. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In February, 2016, our Board of Directors authorized a $400 million increase to our stock repurchase program, which increased the aggregate authorization to $800 million from the previous $400 million authorization approved during the third quarter of 2014.  Pursuant to this program, we may purchase shares of our Class B Common Stock, from time to time as conditions allow, on the open market or in negotiated private transactions.

There is no expiration date for our stock repurchase program.. As reflected below, during the three-month period ended March 31, 2016,  1,343,830 shares ($152.4 million in the aggregate) were repurchased pursuant to the terms of our stock repurchase program and 109,674 shares were repurchased in connection with income tax withholding obligations resulting from the exercise of stock options and restricted stock grant vestings.

During the period of January 1, 2016 through March 31, 2016, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid for shares purchased as part of publicly announced program (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands)
January 2016	—	818,579	—	N/A	760,000	$111.55	$84,774	—	$91,054
February, 2016	$400,000	141,139	—	N/A	126,782	112.34	14,243	—	$476,811
March, 2016	—	493,786	—	N/A	457,048	116.89	53,423	—	$423,388
Total January through March	—	1,453,504	—	N/A	1,343,830	$113.44	$152,440

Dividends

During the quarter ended March 31, 2016, we declared and paid dividends of $.10 per share.

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

Universal Health Services, Inc.
(Registrant)

Date: May 6, 2016	/s/ Alan B. Miller
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