Form 10-Q
period 2016-06-30
UNIVERSAL HEALTH SERVICES INC
filed 2016-08-05
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of July 31, 2016:

Class A	6,595,308
Class B	90,096,909
Class C	663,940
Class D	22,388

UNIVERSAL HEALTH SERVICES, INC.

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2016. This Report modifies and supersedes documents filed prior to this Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Report.

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

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net revenues before provision for doubtful accounts	$2,638,848	$2,452,680	$5,258,441	$4,832,781
Less: Provision for doubtful accounts	207,993	177,476	377,788	332,224
Net revenues	2,430,855	2,275,204	4,880,653	4,500,557
Operating charges:
Salaries, wages and benefits	1,130,933	1,044,064	2,279,072	2,075,767
Other operating expenses	585,995	535,711	1,147,579	1,041,677
Supplies expense	254,422	240,979	509,672	479,720
Depreciation and amortization	101,411	97,257	205,460	196,255
Lease and rental expense	24,806	23,196	49,258	46,087
Electronic health records incentive income	0	(1,395)	0	(1,395)
	2,097,567	1,939,812	4,191,041	3,838,111
Income from operations	333,288	335,392	689,612	662,446
Interest expense, net	30,442	27,684	60,042	57,721
Income before income taxes	302,846	307,708	629,570	604,725
Provision for income taxes	107,397	106,304	218,402	208,998
Net income	195,449	201,404	411,168	395,727
Less: Income attributable to noncontrolling interests	9,872	19,211	34,832	39,235
Net income attributable to UHS	$185,577	$182,193	$376,336	$356,492

Basic earnings per share attributable to UHS	$1.91	$1.84	$3.86	$3.60
Diluted earnings per share attributable to UHS	$1.89	$1.80	$3.81	$3.54

Weighted average number of common shares - basic	97,109	99,004	97,358	98,957
Add: Other share equivalents	1,280	1,923	1,284	1,830
Weighted average number of common shares and equivalents - diluted	98,389	100,927	98,642	100,787

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$195,449	$201,404	$411,168	$395,727
Other comprehensive income (loss):
Unrealized derivative gains (losses) on cash flow hedges	(3,769)	806	(18,068)	4,938
Amortization of terminated hedge	(83)	(84)	(167)	(168)
Unrealized loss on marketable security	(621)	-	(621)	-
Foreign currency translation adjustment	(4,163)	2,626	1,823	2,208
Other comprehensive income (loss) before tax	(8,636)	3,348	(17,033)	6,978
Income tax expense (benefit) related to items of other comprehensive income (loss)	(1,667)	715	(7,027)	2,212
Total other comprehensive income (loss), net of tax	(6,969)	2,633	(10,006)	4,766
Comprehensive income	188,480	204,037	401,162	400,493
Less: Comprehensive income attributable to noncontrolling interests	9,872	19,211	34,832	39,235
Comprehensive income attributable to UHS	$178,608	$184,826	$366,330	$361,258

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$56,273	$61,228
Accounts receivable, net	1,344,916	1,302,429
Supplies	117,710	116,037
Deferred income taxes	2,849	135,120
Other current assets	85,005	103,490
Total current assets	1,606,753	1,718,304

Property and equipment	6,722,246	6,530,569
Less: accumulated depreciation	(2,819,773)	(2,694,591)
	3,902,473	3,835,978
Other assets:
Goodwill	3,585,892	3,596,114
Deferred charges	15,319	16,688
Other	430,493	448,360
	$9,540,930	$9,615,444
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$94,802	$62,722
Accounts payable and accrued liabilities	1,169,241	1,033,697
Federal and state taxes	3,991	3,987
Total current liabilities	1,268,034	1,100,406

Other noncurrent liabilities	306,561	278,834
Long-term debt	3,499,375	3,368,634
Deferred income taxes	90,251	315,900

Redeemable noncontrolling interests	8,782	242,509

Equity:
UHS common stockholders’ equity	4,302,978	4,249,647
Noncontrolling interest	64,949	59,514
Total equity	4,367,927	4,309,161
	$9,540,930	$9,615,444

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Six months ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$411,168	$395,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	205,460	196,255
Stock-based compensation expense	24,693	20,474
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(45,729)	(95,013)
Accrued interest	9,158	(1,520)
Accrued and deferred income taxes	17,997	10,870
Other working capital accounts	123,315	(10,899)
Other assets and deferred charges	(8,149)	4,074
Other	52,050	2,163
Accrued insurance expense, net of commercial premiums paid	44,231	50,511
Payments made in settlement of self-insurance claims	(33,012)	(41,039)
Net cash provided by operating activities	801,182	531,603

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(247,715)	(170,580)
Acquisition of property and businesses	(27,525)	(34,500)
Net cash used in investing activities	(275,240)	(205,080)

Cash Flows from Financing Activities:
Reduction of long-term debt	(843,351)	(255,658)
Additional borrowings and related funds	1,022,239	5,200
Acquisition of noncontrolling interests in majority owned businesses	(418,000)	0
Financing costs	(10,734)	0
Repurchase of common shares	(239,139)	(68,157)
Dividends paid	(19,484)	(19,804)
Issuance of common stock	4,362	4,039
Excess income tax benefits related to stock-based compensation	35,247	28,489
Profit distributions to noncontrolling interests	(59,615)	(23,295)
Proceeds received from sale/leaseback of real property	0	12,765
Net cash used in financing activities	(528,475)	(316,421)

Effect of exchange rate changes on cash and cash equivalents	(2,422)	293

(Decrease) increase in cash and cash equivalents	(4,955)	10,395
Cash and cash equivalents, beginning of period	61,228	32,069
Cash and cash equivalents, end of period	$56,273	$42,464

Supplemental Disclosures of Cash Flow Information:
Interest paid	$53,558	$55,718
Income taxes paid, net of refunds	$165,947	$166,637
Noncash purchases of property and equipment	$42,747	$34,488

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended June 30, 2016. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At June 30, 2016, we held approximately 5.8% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.  We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $800,000 and $700,000 during the three-month periods ended June 30, 2016 and 2015, respectively, and approximately $1.5 million and $1.4 million during the six-month periods ended June 30, 2016 and 2015, respectively.

Our pre-tax share of income from the Trust was approximately $250,000 and $800,000 during the three-month periods ended June 30, 2016 and 2015, respectively, and approximately $500,000 and $1.0 million for the six-month periods ended June 30, 2016 and 2015, respectively.  Included in our share of the Trust’s income for the three and six months ended June 30, 2015, is our share of a gain realized by the Trust in connections with a property exchange transaction completed during the second quarter of 2015.  The carrying value of this investment was approximately $8.2 million and $8.7 million at June 30, 2016 and December 31, 2015, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $45.0 million at June 30, 2016 and $39.4 million at December 31, 2015, based on the closing price of the Trust’s stock on the respective dates.

Total rent expense under the operating leases on these three hospital facilities was approximately $4 million during each of the three months ended June 30, 2016 and 2015, and approximately $8 million for each of the six-month periods ended June 30, 2016 and 2015. In addition, certain of our subsidiaries are tenants in several medical office buildings and two FEDs owned by the Trust or by limited liability companies in which the Trust holds 100% of the ownership interest.

The Trust commenced operations in 1986 by purchasing certain properties from us and immediately leasing the properties back to our respective subsidiaries. Most of the leases were entered into at the time the Trust commenced operations and provided for initial terms of 13 to 15 years with up to six additional 5-year renewal terms. Each lease also provided for additional or bonus rental, as discussed below. The base rents are paid monthly and the bonus rents are computed and paid on a quarterly basis, based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. The leases with those subsidiaries are unconditionally guaranteed by us and are cross-defaulted with one another.

During the first quarter of 2015, wholly-owned subsidiaries of ours sold to and leased back from the Trust, two newly constructed free-standing emergency departments (“FEDs”) located in Texas which were completed and opened during the first quarter of 2015. In conjunction with these transactions, ten-year lease agreements with six, five-year renewal options have been executed with the Trust. We have the option to purchase the properties upon the expiration of the fixed terms and each five-year renewal terms at the fair market value of the property. The aggregate construction cost/sales proceeds of these facilities was approximately $13 million, and the aggregate rent expense paid to the Trust at the commencement of the leases was approximately $900,000 annually.

In June, 2016, we provided the required notice to the Trust, exercising the 5-year renewal options on McAllen Medical Center, Wellington Regional Medical Center and Southwest Healthcare System, Inland Valley Campus.  The renewals extend the lease terms on these facilities, at existing lease rates, through December, 2021.

The table below details the renewal options and terms for each of our three acute care hospital facilities leased from the Trust:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2021	10(a)
Wellington Regional Medical Center	$3,030,000	December, 2021	10(b)
Southwest Healthcare System, Inland Valley Campus	$2,648,000	December, 2021	10(b)

(a)	We have two 5-year renewal options at existing lease rates (through 2031).
(b)	We have two 5-year renewal options at fair market value lease rates (2022 through 2031).

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

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of our chief executive officer (“CEO”) and his wife. As a result of these agreements, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $25 million in premiums, and certain trusts owned by our CEO, would pay approximately $8 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than $33 million representing the $25 million of aggregate premiums paid by us as well as the $8 million of aggregate premiums paid by the trusts. In connection with these policies, we paid approximately $1.3 million in premium payments during 2015 and expect to pay similar amounts during 2016.

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

In May, 2016, we purchased the minority ownership interests held by a third-party in our six acute care hospitals located in Las Vegas, Nevada (including Henderson Hospital which is currently under construction) for an aggregate cash payment of $445 million which included both the purchase price ($418 million) and the return of reserve capital ($27 million). The ownership interests purchased, which range from 26.1% to 27.5%, were previously reflected as redeemable noncontrolling interests on our Condensed Consolidated Balance Sheet.

As of June 30, 2016, outside owners held noncontrolling, minority ownership interests of: (i) 20% in an acute care facility located in Washington, D.C.; (ii) approximately 11% in an acute care facility located in Laredo, Texas; (iii) 20% in a behavioral health care facility located in Philadelphia, Pennsylvania, and; (iv) approximately 5% in an acute care facility located in Las Vegas, Nevada. The noncontrolling interest and redeemable noncontrolling interest balances of $65  million and $9 million, respectively, as of June 30, 2016, consist primarily of the third-party ownership interests in these hospitals.

In connection with a behavioral health care facility located in Philadelphia, Pennsylvania, the minority ownership interest of which is reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owner has a “put option” to put its entire ownership interest to us at any time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value.

(4) Long-term debt, Cash Flow Hedges and Foreign Currency Forward Exchange Contracts

Debt:

On June  7, 2016, we entered into a  Fifth Amendment (the “Fifth Amendment”) to our credit agreement dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012, May 16, 2013 and August 7, 2014, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders (“Credit Agreement”). The Fifth Amendment increased the size of the term loan A facility by $200 million and those proceeds were utilized to repay outstanding borrowings under the revolving credit facility of the Credit Agreement. The Credit Agreement, as amended, which is scheduled to mature in August, 2019, consists of: (i) an $800 million revolving credit facility (no borrowings outstanding as of June 30, 2016), and; (ii) a term loan A facility with $1.897 billion of borrowings outstanding as of June 30, 2016.

Borrowings under the Credit Agreement bear interest at either (1) the ABR rate which is defined as the rate per annum equal to, at our election: the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit and term loan-A borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit and term loan-A borrowings. As of June 30, 2016, the applicable margins were 0.50% for ABR-based loans and 1.50% for LIBOR-based loans under the revolving credit and term loan-A facilities.

As of June 30, 2016, we had no borrowings outstanding pursuant to the terms of our $800 million revolving credit facility and we had $751 million of available borrowing capacity, net of $15 million of outstanding borrowings pursuant to a short-term, on-demand credit facility and $34 million of outstanding letters of credit. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, certain real estate assets and assets held in joint-ventures with third-parties) and our material subsidiaries and guaranteed by our material subsidiaries.

Pursuant to the terms of the Credit Agreement, term loan-A quarterly installment payments of approximately: (i) $11 million commenced during the fourth quarter of 2014 and are scheduled to continue through September, 2016, and; (ii) $22 million are scheduled from the fourth quarter of 2016 through June, 2019.

Pursuant to the terms of our $400 million accounts receivable securitization program with a group of conduit lenders and liquidity banks (“Securitization”), which is scheduled to mature in December, 2018, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At June 30, 2016, we had $280 million of outstanding borrowings and $120 million of additional borrowing capacity pursuant to the terms of the Securitization.

As of June 30, 2016, we had combined aggregate principal of $1.4 billion from the following senior secured notes:

•	$300 million aggregate principal amount of 3.75% senior secured notes due in 2019 (“2019 Notes”) which were issued on August 7, 2014.

•	$700 million aggregate principal amount of 4.75% senior secured notes due in 2022 (“2022 Notes”) which were issued as follows:

o	$300 million aggregate principal amount issued on August 7, 2014 at par.
o	$400 million aggregate principal amount issued on June 3, 2016 at 101.5% to yield 4.35%.

•	$400 million aggregate principal amount of 5.00% senior secured notes due in 2026 (“2026 Notes”) which were issued on June 3, 2016.

Interest is payable on the 2019 Notes and the 2022 Notes on February 1 and August 1 of each year until the maturity date of August 1, 2019 for the 2019 Notes and August 1, 2022 for the 2022 Notes.  Interest on the 2026 Notes is payable on June 1 and December 1 until the maturity date of June 1, 2026. The 2019 Notes, 2022 Notes and 2026 Notes were offered only to qualified institutional buyers under Rule 144A and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The 2019 Notes, 2022 Notes and 2026 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

In June, 2016, we repaid the $400 million, 7.125% senior secured notes which matured on June 30, 2016.

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of June 30, 2016.

At June 30, 2016, the carrying value and fair value of our debt were each approximately $3.6 billion. At December 31, 2015, the carrying value and fair value of our debt were each approximately $3.5 billion.  The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during 2015 and the first six months of 2016 and determined the hedges to be highly effective. We also determined that any portion of the hedges deemed to be ineffective was de minimis and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. We do not anticipate nonperformance by our counterparties. We do not hold or issue derivative financial instruments for trading purposes.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from our counterparties.  We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At June 30, 2016, the fair value of our interest rate swaps was a net liability of $19 million of which $8  million is included in other current liabilities and $11 million is included in other noncurrent liabilities on the accompanying balance sheet. At December 31, 2015, the fair value of our interest rate swaps was a net liability of $1 million comprised of a $5 million asset which is included in other assets offset by a $6 million liability which is included in other current liabilities on the accompanying balance sheet.

Foreign Currency Forward Exchange Contracts:

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. The cash flows from these contracts are reported as operating activities in the Consolidated Statements of Cash Flows. For the six-month periods ended June 30, 2016 and 2015, we recorded net cash inflows/(outflows) of $50 million and ($3 million), respectively, associated with these forward exchange contracts.

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

As of June 30, 2016, the total accrual for our professional and general liability claims was $215 million, of which $48 million is included in current liabilities.  As of December 31, 2015, the total accrual for our professional and general liability claims was $204 million, of which $48 million is included in current liabilities.

At each of June 30, 2016 and December 31, 2015, the total accrual for our workers’ compensation liability claims was $68 million, of which $34 million is included in current liabilities.

Property Insurance:

We have commercial property insurance policies for our properties covering catastrophic losses, including windstorm damage, up to a $1 billion policy limit per occurrence, subject to a deductible ranging from $50,000 to $250,000 per occurrence. Losses resulting from named windstorms are subject to deductibles between 3% and 5% of the declared total insurable value of the property. In addition, we have commercial property insurance policies covering catastrophic losses resulting from earthquake and flood damage, each subject to aggregated loss limits (as opposed to per occurrence losses). Commercially insured earthquake coverage for our facilities is subject to various deductibles and limitations including: (i) $500 million limitation for our facilities located in Nevada; (ii) $130 million limitation for our facilities located in California; (iii) $100 million limitation for our facilities located in fault zones within the United States; (iv) $40 million limitation for our facility located in Puerto Rico, and; (v) $250 million limitation for many of our facilities located in other states.  Non-critical flood losses have either a $250,000 or $500,000 deductible, based upon the location of the facility. Since certain of our facilities have been designated by our insurer as flood prone, we have elected to purchase policies from The National Flood Insurance Program to cover a substantial portion of the applicable deductible. Property insurance for our behavioral health facilities located in the U.K. are provided on an all risk basis up to a £180 million limit that includes coverage for real and personal property as well as business interruption losses.

Other

Our accounts receivable as of June 30, 2016 and December 31, 2015 include amounts due from Illinois of approximately $24 million and $28 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $9 million as of June 30, 2016 and $12 million as of December 31, 2015, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. In addition, our accounts receivable as of June 30, 2016 and December 31, 2015 includes approximately $38 million and $80 million, respectively, due from Texas in connection with Medicaid supplemental payment programs. The $38 million due from Texas as of June 30, 2016 consists of $22 million related to uncompensated care program and disproportionate share hospital revenues and $16 million related to Delivery Service Reform Incentive Payment program revenues.  Although the accounts receivable due from Illinois and Texas could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois and/or Texas. Failure to ultimately collect all outstanding amounts due from these states would have an adverse impact on our future consolidated results of operations and cash flows.

As of June 30, 2016 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $130 million consisting of: (i) $105 million related to our self-insurance programs, and; (ii) $25 million of other debt and public utility guarantees.

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

In April, 2013, the OIG served facility specific subpoenas on Wekiva Springs Center and River Point Behavioral Health requesting various documents from January, 2005 to the date of the subpoenas. In July, 2013, another subpoena was issued to Wekiva Springs Center and River Point Behavioral Health requesting additional records. In October, 2013, we were advised by the DOJ’s Criminal Frauds Section that they received a referral from the DOJ Civil Division and opened an investigation of River Point Behavioral Health and Wekiva Springs Center. Subsequent subpoenas have since been issued to River Point Behavioral Health and Wekiva Springs Center requesting additional documentation. In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the suspension remains in effect. In February, 2016, we received notification from CMS that, effective March, 2016, the payment suspension will be continued for another 180 days. We cannot predict if and/or when the facility’s suspended payments will resume. Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during the six-month period ended June 30, 2016 or the year ended December 31, 2015, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

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

Regulatory Matters:

On July 23, 2015, Timberlawn Mental Health System (“Timberlawn”) received notification from CMS of its intent to terminate Timberlawn’s Medicare provider agreement effective August 7, 2015. This notification resulted from surveys conducted which alleged that Timberlawn was out of compliance with conditions of participation required for participation in the Medicare/Medicaid program. We filed a request for expedited administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeals Board, Civil Remedies Division, seeking review and reversal of the termination action. In conjunction with the administrative appeal, we filed litigation in the U.S District Court for the Northern District of Texas seeking a temporary restraining order and preliminary injunction to have the termination stayed pending the conclusion of the administrative appeal. The trial court denied Timberlawn’s request for a temporary restraining order and dismissed the case. Timberlawn’s provider agreement was terminated effective August 14, 2015. In September, 2015 Timberlawn reached an agreement with CMS relative to its reapplication to the Medicare/Medicaid program.  In exchange, Timberlawn agreed to dismiss its administrative appeal as well as not to pursue an appeal of the decision of the trial court. During this time, Timberlawn has remained open. In December, 2015, Timberlawn received notice from the Texas Department of State Health Services of its intent to revoke Timberlawn’s license and impose an administrative penalty.  We have appealed and are contesting the proposed revocation and fine. In January, 2016, Timberlawn submitted its application for re-enrollment into the Medicare/Medicaid program. Although the operating results of Timberlawn did not have a material impact on our consolidated results of operations or financial condition for the six-month period ended June 30, 2016 or the year ended December 31, 2015, the termination of Timberlawn’s provider agreement has had a material adverse effect on the facility’s results of operations and financial condition.

During the second quarter of 2015, Texoma Medical Center (“Texoma”), which includes TMC Behavioral Health Center, entered into a Systems Improvement Agreement (“SIA”) with CMS. The SIA abated a termination action from CMS following surveys which identified alleged failures to comply with conditions of participation primarily involving Texoma’s behavioral health operations. The terms of the SIA required Texoma to engage independent consultants/experts approved by CMS to analyze and develop implementation plans at Texoma to meet Medicare conditions of participation. At the conclusion of the SIA, CMS will conduct a full certification survey to determine if Texoma is in substantial compliance with the Medicare conditions of participation. In July, 2016, CMS conducted their full certification survey and we subsequently received notification that Texoma was found to be in compliance with the applicable Medicare Conditions of Participation.  As a result, the termination notice has been rescinded and the requirements of the agreement have been successfully completed.

Other Matters:

In late September, 2015, many hospitals in Pennsylvania, including seven of our behavioral health care hospitals located in the state, received letters from the Pennsylvania Department of Public Welfare (“DPW”) demanding repayment of allegedly excess Medicaid Disproportionate Share Hospital payments (“DSH”) for the federal fiscal year 2011 (“FFY2011”) amounting to approximately $4 million in the aggregate. We have filed administrative appeals for all of our facilities contesting the recoupment efforts since we believe DPW’s calculation methodology is inaccurate and conflicts with applicable federal and state laws and regulations. DPW has agreed to postpone the recoupment of the state’s share of the DSH payments until all hospital appeals are resolved.  DPW also extended the deadline to recoup the federal share (2011 federal share is 55%) until April 30, 2016.  To date, none of the federal share payments have been recouped. However, if DPW is ultimately successful in its demand related to FFY2011, it could take similar action with regards to FFY2012 through FFY2014. Due to a change in the Pennsylvania Medicaid State Plan and implementation of a CMS-approved Medicaid Section 1115 Waiver, we do not believe the methodology applied by DPW to FFY2011 is applicable to reimbursements received for Medicaid services provided after January 1, 2015 by our behavioral health care facilities located in Pennsylvania. We can provide no assurance that we will ultimately be successful in our legal and administrative appeals related to DPW’s repayment demands.  If our legal and administrative appeals are unsuccessful, our future consolidated results of operations and financial condition could be adversely impacted by these repayments.

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

	Three months ended June 30, 2016
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$4,682,682	$1,995,992	$-	$6,678,674
Gross outpatient revenues	$2,838,852	$229,243	$-	$3,068,095
Total net revenues	$1,253,328	$1,174,755	$2,772	$2,430,855
Income/(loss) before allocation of corporate overhead and income taxes	$137,372	$272,916	$(107,442)	$302,846
Allocation of corporate overhead	$(42,691)	$(38,726)	$81,417	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$94,681	$234,190	$(26,025)	$302,846
Total assets as of June 30, 2016	$3,497,571	$5,920,483	$122,876	$9,540,930

	Six months ended June 30, 2016
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$9,648,219	$3,955,562	$-	$13,603,781
Gross outpatient revenues	$5,606,181	$450,886	$-	$6,057,067
Total net revenues	$2,540,475	$2,335,801	$4,377	$4,880,653
Income/(loss) before allocation of corporate overhead and income taxes	$323,290	$538,501	$(232,221)	$629,570
Allocation of corporate overhead	$(85,340)	$(77,442)	$162,782	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$237,950	$461,059	$(69,439)	$629,570
Total assets as of June 30, 2016	$3,497,571	$5,920,483	$122,876	$9,540,930

	Three months ended June 30, 2015
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$4,188,933	$1,865,070	$-	$6,054,003
Gross outpatient revenues	$2,403,044	$217,013	$8,284	$2,628,341
Total net revenues	$1,164,516	$1,106,860	$3,828	$2,275,204
Income/(loss) before allocation of corporate overhead and income taxes	$140,584	$268,413	$(101,289)	$307,708
Allocation of corporate overhead	$(49,422)	$(29,721)	$79,143	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$91,162	$238,692	$(22,146)	$307,708
Total assets as of June 30, 2015	$3,425,974	$5,320,163	$311,743	$9,057,880

	Six months ended June 30, 2015
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$8,517,700	$3,688,495	$-	$12,206,195
Gross outpatient revenues	$4,687,756	$421,582	$16,111	$5,125,449
Total net revenues	$2,310,456	$2,183,205	$6,896	$4,500,557
Income/(loss) before allocation of corporate overhead and income taxes	$295,784	$521,855	$(212,914)	$604,725
Allocation of corporate overhead	$(98,848)	$(59,387)	$158,235	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$196,936	$462,468	$(54,679)	$604,725
Total assets as of June 30, 2015	$3,425,974	$5,320,163	$311,743	$9,057,880

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

The following table sets forth the computation of basic and diluted earnings per share for classes A, B, C and D common stockholders for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	(amounts in thousands)
	2016	2015	2016	2015
Basic and Diluted:
Net income attributable to UHS	$185,577	$182,193	$376,336	$356,492
Less: Net income attributable to unvested restricted share grants	(84)	(71)	(173)	(139)
Net income attributable to UHS – basic and diluted	$185,493	$182,122	$376,163	$356,353

Weighted average number of common shares - basic	97,109	99,004	97,358	98,957
Net effect of dilutive stock options and grants based on the treasury stock method	1,280	1,923	1,284	1,830
Weighted average number of common shares and equivalents - diluted	98,389	100,927	98,642	100,787
Earnings per basic share attributable to UHS:	$1.91	$1.84	$3.86	$3.60
Earnings per diluted share attributable to UHS:	$1.89	$1.80	$3.81	$3.54

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 2.9 million for the six months ended June 30, 2016.  There were no significant anti-dilutive stock options during the three months ended June 30, 2016.  The excluded weighted-average stock options totaled 1.5 million for the six months ended June 30, 2015. There were no significant anti-dilutive stock options during the three months ended June 30, 2015.  All classes of our common stock have the same dividend rights.

Stock-Based Compensation: During the three-month periods ended June 30, 2016 and 2015, compensation cost of $10.9 million and $9.1 million, respectively, was recognized related to outstanding stock options. During the six-month periods ended June 30, 2016 and 2015, compensation cost of $23.6 million and $19.5 million, respectively, was recognized related to outstanding stock options. In addition, during the three-month periods ended June 30, 2016 and 2015, compensation cost of approximately $340,000 and $274,000, respectively, was recognized related to restricted stock.  During the six-month periods ended June 30, 2016 and 2015, compensation cost of approximately $659,000 and $493,000, respectively, was recognized related to restricted stock.  As of June 30, 2016 there was $103.9 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 3.0 years. There were 2,896,050 stock options granted (net of cancellations) during the first six months of 2016 with a weighted-average grant date fair value of $23.79 per share.

The expense associated with share-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, share-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $24.7 million and $20.5 million during the six-month periods ended June 30, 2016 and 2015, respectively. In accordance with ASC 718, excess income tax benefits related to stock based compensation are classified as cash inflows from financing activities on the Consolidated Statement of Cash Flows. During the first six months of 2016 and 2015, we generated $35.2 million and $28.5 million, respectively, of excess income tax benefits related to stock based compensation which are reflected as cash inflows from financing activities in our Consolidated Statements of Cash Flows.

(8) Dispositions and acquisitions and purchase of third-party ownership interests

Six-month period ended June 30, 2016:

Acquisitions:

During the first six months of 2016, we paid approximately $28 million to acquire various businesses and property.

In addition, during the second quarter of 2016, we paid $445 million in connection with the purchase of the minority ownership interests held by a third-party in our six acute care hospitals located in the Las Vegas, Nevada market which includes both the purchase price ($418 million) and return of reserve capital ($27 million). The ownership interests purchased, which range from 26.1% to 27.5%, relate to Centennial Hills Hospital Medical Center, Desert Springs Hospital, Henderson Hospital (currently under construction), Spring Valley Hospital Medical Center, Summerlin Hospital Medical Center and Valley Hospital Medical Center.

Six-month period ended June 30, 2015:

Acquisitions:

During the first six months of 2015, we paid approximately $35 million to acquire: (i) a 46-bed behavioral health care facility located in the U.K. and; (ii) various other businesses, a management contract and real property assets.

(9) Dividends

We declared and paid dividends of $9.7 million, or $.10 per share, during the second quarter of 2016 and $9.9 million or $.10 per share during the second quarter of 2015.  We declared and paid dividends of $19.5 million and $19.8 million during the six-month periods ended June 30, 2016 and 2015, respectively.

(10) Income Taxes

As of January 1, 2016, our unrecognized tax benefits were approximately $2 million. The amount, if recognized, that would affect the effective tax rate is approximately $1 million. During the quarter ended June 30, 2016, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of June 30, 2016, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2012 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of uncertain tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. Our tax returns have been examined by the Internal Revenue Service (“IRS”) through the year ended December 31, 2006. We believe that adequate accruals have been provided for federal, foreign and state taxes.

(11) Recent Accounting Standards

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

In April and August 2015, the FASB issued ASU No. 2015-03 and ASU No. 2015-15, “Interest- Imputation of Interest,” respectively, to simplify the presentation of debt issuance costs. The standard requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. The FASB clarified that debt issuance costs related to line-of-credit arrangements can be presented as an asset and amortized over the term of the arrangement. The guidance is effective for annual fiscal periods beginning after December 15, 2015. We adopted this standard on January 1, 2016, on a retrospective basis and adjusted prior periods presented. In connection with the adoption of this ASU, debt issuance costs of $28 million as of June 30, 2016 and $19 million as of December 31, 2015 were recorded as deductions from the carrying value of our long-term debt liabilities. The adoption of this standard had no impact on our financial position or overall results of operations.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of June 30, 2016, we owned and/or operated 24 inpatient acute care hospitals, 3 free-standing emergency departments and 213 inpatient and 16 outpatient behavioral health care facilities located in 37 states, Washington, D.C., the United Kingdom, Puerto Rico and the U.S. Virgin Islands. In addition, we are building a newly-constructed acute care hospital located in Henderson, Nevada, that is scheduled to be completed and opened during the fourth quarter of 2016. We also manage and/or own outright or in partnerships with physicians, 5 surgical hospitals and surgery and radiation oncology centers located in 5 states.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, surgical hospitals, commercial health insurer, surgery centers and radiation oncology centers accounted for 52% during each of the three and six-month periods ended June 30, 2016 and 51% during each of the three and six-month periods ended June 30, 2015. As a percentage of our consolidated net revenues, net revenues from our behavioral health care operations accounted for 48% during each of the three and six-month periods ended June 30, 2016 and 49% during each of the three and six-month periods ended June 30, 2015.

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
•

as discussed below in Sources of Revenue, we receive revenues from various state and county based programs, including Medicaid in all the states in which we operate, (we receive Medicaid revenues in excess of $100 million annually from each of Texas, California, Washington, D.C., Nevada, Pennsylvania, Illinois, Massachusetts and Virginia); CMS-approved Medicaid supplemental programs in certain states including Texas, Illinois, Oklahoma, Mississippi, California, Ohio and Arkansas, and; state Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations;

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

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 32% and 34% of our net patient revenues during the three-month periods ended June 30, 2016 and 2015, respectively, and 32% and 34% of our net patient revenues for the six-month periods ended June 30, 2016 and 2015, respectively.  Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs, accounted for 57% and 55% of our net patient revenues during the three-month periods ended June 30, 2016 and 2015, respectively, and 56% and 54% of our net patient revenues during the six-month periods ended June 30, 2016 and 2015, respectively.

Charity Care, Uninsured Discounts and Provision for Doubtful Accounts: See disclosure below in Results of Operations, Acute Care Hospital Services- Charity Care, Uninsured Discounts and Provision for Doubtful Accounts.

Self-Insured/Other Insurance Risks: We provide for self-insured risks, primarily general and professional liability claims and workers’ compensation claims. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimate of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. All relevant information, including our own historical experience is used in estimating the expected amount of claims. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Our estimated self-insured reserves are reviewed and changed, if necessary, at each reporting date and changes are recognized currently as additional expense or as a reduction of expense. In addition, we also: (i) own commercial health insurers headquartered in Reno, Nevada, and Puerto Rico, and; (ii) maintain self-insured employee benefits programs for employee healthcare and dental claims. The ultimate costs related to these programs/operations include expenses for claims incurred and paid in addition to an accrual for the estimated expenses incurred in connection with claims incurred but not yet reported. Given our significant insurance-related exposure, there can be no assurance that a sharp increase in the number and/or severity of claims asserted against us will not have a material adverse effect on our future results of operations.

The total accrual for our professional and general liability claims and workers’ compensation claims was $283 million as of June 30, 2016, of which $82 million is included in current liabilities. The total accrual for our professional and general liability claims and workers’ compensation claims was $271 million as of December 31, 2015, of which $82 million is included in current liabilities.

Recent Accounting Standards: For a summary of accounting standards, please see Note 11 to the Consolidated Financial Statements, as included herein.

Results of Operations

Three-month periods ended June 30, 2016 and 2015:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended June 30, 2016 and 2015 (dollar amounts in thousands):

	Three months ended June 30, 2016		Three months ended June 30, 2015
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$2,638,848		$2,452,680
Less: Provision for doubtful accounts	207,993		177,476
Net revenues	2,430,855	100.0%	2,275,204	100.0%
Operating charges:
Salaries, wages and benefits	1,130,933	46.5%	1,044,064	45.9%
Other operating expenses	585,995	24.1%	535,711	23.5%
Supplies expense	254,422	10.5%	240,979	10.6%
Depreciation and amortization	101,411	4.2%	97,257	4.3%
Lease and rental expense	24,806	1.0%	23,196	1.0%
EHR incentive income	-	—	(1,395)	(0.1)%
Subtotal-operating expenses	2,097,567	86.3%	1,939,812	85.3%
Income from operations	333,288	13.7%	335,392	14.7%
Interest expense, net	30,442	1.3%	27,684	1.2%
Income before income taxes	302,846	12.5%	307,708	13.5%
Provision for income taxes	107,397	4.4%	106,304	4.7%
Net income	195,449	8.0%	201,404	8.9%
Less: Income attributable to noncontrolling interests	9,872	0.4%	19,211	0.8%
Net income attributable to UHS	$185,577	7.6%	$182,193	8.0%

Net revenues increased 7%, or $156 million, to $2.43 billion during the three-month period ended June 30, 2016 as compared to $2.28 billion during the second quarter of 2015. The net increase was primarily attributable to: (i) a $107 million or 5% increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods (which we refer to as “same facility”), and; (ii) $49 million of other combined revenue increases consisting primarily of the revenues generated at 4 behavioral health care hospitals acquired in the U.K. during the third quarter of 2015 and 4 inpatient facilities and 8 outpatient centers acquired during the third quarter of 2015 as a result of our acquisition of Foundations Recovery Network, LLC.

Income before income taxes (before deduction for income attributable to noncontrolling interests) decreased $5 million to $303 million during the three-month period ended June 30, 2016 as compared to $308 million during the comparable quarter of the prior year. The net decrease in our income before income taxes during the second quarter of 2016, as compared to the comparable quarter of 2015, was due to:

a.	a decrease of $3 million at our acute care facilities as discussed below in Acute Care Hospital Services;
b.	an increase of $5 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, and;

c.	$7 million of other combined net decreases.

Net income attributable to UHS increased $3 million to $186 million during the three-month period ended June 30, 2016 as compared to $182 million during the comparable prior year quarter. The increase during the second quarter of 2016, as compared to the comparable prior year quarter, consisted of:

•	a decrease of $5 million in income before income taxes, as discussed above;
•

an increase of $9 million resulting from a decrease in the income attributable to noncontrolling interests due primarily to the May, 2016 purchase of the minority ownership interests held by a third-party in our six acute care hospitals located in Las Vegas, Nevada, as discussed herein, and;

•

a decrease of $1 million resulting from an increase in the provision for income taxes recorded on the $4 million increase in pre-tax income ($5 million decrease in income before income taxes plus the $9 million decrease in income attributable to noncontrolling interests).

Six-month periods ended June 30, 2016 and 2015:

The following table summarizes our results of operations and is used in the discussion below for the six-month periods ended June 30, 2016 and 2015 (dollar amounts in thousands):

	Six months ended June 30, 2016		Six months ended June 30, 2015
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$5,258,441		$4,832,781
Less: Provision for doubtful accounts	377,788		332,224
Net revenues	4,880,653	100.0%	4,500,557	100.0%
Operating charges:
Salaries, wages and benefits	2,279,072	46.7%	2,075,767	46.1%
Other operating expenses	1,147,579	23.5%	1,041,677	23.1%
Supplies expense	509,672	10.4%	479,720	10.7%
Depreciation and amortization	205,460	4.2%	196,255	4.4%
Lease and rental expense	49,258	1.0%	46,087	1.0%
EHR incentive income	-	—	(1,395)	(0.0)%
Subtotal-operating expenses	4,191,041	85.9%	3,838,111	85.3%
Income from operations	689,612	14.1%	662,446	14.7%
Interest expense, net	60,042	1.2%	57,721	1.3%
Income before income taxes	629,570	12.9%	604,725	13.4%
Provision for income taxes	218,402	4.5%	208,998	4.6%
Net income	411,168	8.4%	395,727	8.8%
Less: Income attributable to noncontrolling interests	34,832	0.7%	39,235	0.9%
Net income attributable to UHS	$376,336	7.7%	$356,492	7.9%

Net revenues increased 8%, or $380 million, to $4.88 billion during the six-month period ended June 30, 2016 as compared to $4.50 billion during the first six months of 2015. The net increase was primarily attributable to: (i) a $280 million or 6% increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods, and; (ii) $100 million of other combined revenue increases consisting primarily of the revenues generated at 4 behavioral health care hospitals acquired in the U.K. during the third quarter of 2015 and 4 inpatient facilities and 8 outpatient centers acquired during the third quarter of 2015 as a result of our acquisition of Foundations Recovery Network, LLC.

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $25 million to $630 million during the six-month period ended June 30, 2016 as compared to $605 million during the comparable period of the prior year. The net increase in our income before income taxes during the first six months of 2016, as compared to the comparable period of 2015, was due to:

d.	an increase of $28 million at our acute care facilities as discussed below in Acute Care Hospital Services;
e.	an increase of $17 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, and;
f.	$20 million of other combined net decreases.

Net income attributable to UHS increased $20 million to $376 million during the six-month period ended June 30, 2016 as compared to $356 million during the comparable prior year period. The increase during the first six months of 2016, as compared to the comparable prior year period, consisted of:

•	an increase of $25 million in income before income taxes, as discussed above;
•

an increase of $4 million resulting from a decrease in the income attributable to noncontrolling interests due primarily to the above-mentioned purchase of the minority ownership interests held by a third-party in our six acute care hospitals located in Las Vegas, Nevada, and;

•

a decrease of $9 million resulting from an increase in the provision for income taxes recorded on the $29 million increase in pre-tax income ($25 million increase in income before income taxes plus the $4 million decrease in income attributable to noncontrolling interests).

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

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussion below for the three and six-month periods ended June 30, 2016 and 2015 (dollar amounts in thousands):

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,406,742		$1,291,991		$2,815,703		$2,549,461
Less: Provision for doubtful accounts	178,986		149,297		318,741		273,647
Net revenues	1,227,756	100.0%	1,142,694	100.0%	2,496,962	100.0%	2,275,814	100.0%
Operating charges:
Salaries, wages and benefits	506,099	41.2%	465,045	40.7%	1,015,495	40.7%	920,989	40.5%
Other operating expenses	300,770	24.5%	267,903	23.4%	585,816	23.5%	521,000	22.9%
Supplies expense	203,263	16.6%	191,243	16.7%	410,031	16.4%	382,525	16.8%
Depreciation and amortization	55,530	4.5%	56,463	4.9%	114,576	4.6%	113,543	5.0%
Lease and rental expense	13,629	1.1%	12,367	1.1%	26,671	1.1%	24,920	1.1%
Subtotal-operating expenses	1,079,291	87.9%	993,021	86.9%	2,152,589	86.2%	1,962,977	86.3%
Income from operations	148,465	12.1%	149,673	13.1%	344,373	13.8%	312,837	13.7%
Interest expense, net	822	0.1%	1,174	0.1%	1,643	0.1%	2,191	0.1%
Income before income taxes	$147,643	12.0%	$148,499	13.0%	$342,730	13.7%	$310,646	13.6%

Three-month periods ended June 30, 2016 and 2015:

During the three-month period ended June 30, 2016, as compared to the comparable prior year quarter, net revenues from our acute care hospital services, on a same facility basis, increased $85 million or 7.4%. Income before income taxes (and before income attributable to noncontrolling interests) decreased $1 million or 1% to $148 million or 12.0% of net revenues during the second quarter of 2016 as compared to $149 million or 13.0% of net revenues during the comparable prior year quarter.

During the three-month period ended June 30, 2016, net revenue per adjusted admission increased 1.3% and net revenue per adjusted patient day increased 2.4%, as compared to the comparable quarter of the prior year. During the three-month period ended June 30, 2016, as compared to the comparable prior year quarter, inpatient admissions to our acute care hospitals increased 2.5% and adjusted admissions (adjusted for outpatient activity) increased 3.9%. Patient days at these facilities increased 1.4% and adjusted patient days increased 2.8% during the three-month period ended June 30, 2016 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.6 days during each of the three-month periods ended June 30, 2016 and 2015. The occupancy rate, based on the average available beds at these facilities, was 59% during each of the three-month periods ended June 30, 2016 and 2015.

Six-month periods ended June 30, 2016 and 2015:

During the six-month period ended June 30, 2016, as compared to the comparable prior year period, net revenues from our acute care hospital services, on a same facility basis, increased $221 million or 9.7%. Income before income taxes (and before income attributable to noncontrolling interests) increased $32 million or 10% to $343 million or 13.7% of net revenues during the first six months of 2016 as compared to $311 million or 13.6% of net revenues during the comparable prior year period.

During the six-month period ended June 30, 2016, net revenue per adjusted admission increased 2.2% and net revenue per adjusted patient day increased 4.8%, as compared to the comparable period of the prior year. During the six-month period ended June 30, 2016, as compared to the comparable prior year period, inpatient admissions to our acute care hospitals increased 4.5% and adjusted admissions increased 5.8%. Patient days at these facilities increased 1.8% and adjusted patient days increased 3.1% during the six-month period ended June 30, 2016 as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 4.6 days and 4.8 days during the six-month periods ended June 30, 2016 and 2015, respectively. The occupancy rate, based on the average available beds at these facilities, was 61% during each of the six-month periods ended June 30, 2016 and 2015.

All Acute Care Hospitals

The following table summarizes the results of operations for all our acute care operations during the three and six-month periods ended June 30, 2016 and 2015. These amounts include: (i) our acute care results on a same facility basis, as indicated above; (ii) the impact of the implementation of EHR applications at our acute care hospitals; (iii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iv) certain other amounts.  Dollar amounts below are reflected in thousands.

	Three months ended June 30, 2016		Three months ended June 30, 2015		Six months ended June 30, 2016		Six months ended June 30, 2015
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,432,246		$1,313,813		$2,859,148		$2,584,103
Less: Provision for doubtful accounts	178,918		149,297		318,673		273,647
Net revenues	1,253,328	100.0%	1,164,516	100.0%	2,540,475	100.0%	2,310,456	100.0%
Operating charges:
Salaries, wages and benefits	507,745	40.5%	465,045	39.9%	1,019,767	40.1%	921,817	39.9%
Other operating expenses	324,496	25.9%	289,729	24.9%	624,457	24.6%	552,384	23.9%
Supplies expense	203,520	16.2%	191,243	16.4%	410,288	16.2%	382,525	16.6%
Depreciation and amortization	65,482	5.2%	65,769	5.6%	134,097	5.3%	132,230	5.7%
Lease and rental expense	13,891	1.1%	12,367	1.1%	26,933	1.1%	24,920	1.1%
EHR incentive income	-	—	(1,395)	(0.1)%	-	—	(1,395)	(0.1)%
Subtotal-operating expenses	1,115,134	89.0%	1,022,758	87.8%	2,215,542	87.2%	2,012,481	87.1%
Income from operations	138,194	11.0%	141,758	12.2%	324,933	12.8%	297,975	12.9%
Interest expense, net	822	0.1%	1,174	0.1%	1,643	0.1%	2,191	0.1%
Income before income taxes	$137,372	11.0%	$140,584	12.1%	$323,290	12.7%	$295,784	12.8%

Three-month periods ended June 30, 2016 and 2015:

During the three-month period ended June 30, 2016, as compared to the comparable prior year quarter, net revenues from our acute care hospital services increased $89 million or 7.6% due primarily to the above-mentioned $85 million or 7.4% increase in net revenues on a same facility basis.  Income before income taxes decreased $3 million or 2% to $137 million during the second quarter of 2016 as compared to $141 million during the second quarter of 2015. The decrease in income before income taxes at our acute care facilities resulted from:

•	a $1 million decrease at our acute care facilities on a same facility basis, as discussed above, and;

•	a decrease of $2 million from other combined net changes.

Six-month periods ended June 30, 2016 and 2015:

During the six-month period ended June 30, 2016, as compared to the comparable prior year period, net revenues from our acute care hospital services increased $230 million or 10.0% due primarily to the above-mentioned $221 million or 9.7% increase in net revenues on a same facility basis.  Income before income taxes increased $28 million or 9% to $323 million during the first six months of 2016 as compared to $296 million during the first six months of 2015. The increase in income before income taxes at our acute care facilities resulted from:

•	a $32 million increase at our acute care facilities on a same facility basis, as discussed above, and;
•	a decrease of $4 million from other combined net changes.

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts the reported amounts in future periods for the provision for doubtful accounts and other accounts such as Medicaid pending. Although the patient’s ultimate eligibility determination may result in amounts being reclassified among these accounts from period to period, these reclassifications did not have a material impact on our results of operations during the three and six-month periods ended June 30, 2016 and 2015 since our facilities make estimates at each financial reporting period to reserve for amounts that are deemed to be uncollectible.

We also provide discounts to uninsured patients (included in “uninsured discounts” amounts below) who do not qualify for Medicaid or charity care. Because we do not pursue collection of amounts classified as uninsured discounts, they are not reported in our net revenues or in our net accounts receivable. In implementing the discount policy, we first attempt to qualify uninsured patients for governmental programs, charity care or any other discount program. If an uninsured patient does not qualify for these programs, the uninsured discount is applied. Our accounts receivable are recorded net of allowance for doubtful accounts of $397 million and $399 million at June 30, 2016 and December 31, 2015, respectively.

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three and six-month periods ended June 30, 2016 and 2015:

Uncompensated care:

Amounts in millions	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2016	%	2015	%	2016	%	2015	%
Charity care	$147	43%	$117	44%	$333	49%	$249	45%
Uninsured discounts	192	57%	146	56%	351	51%	301	55%
Total uncompensated care	$339	100%	$263	100%	$684	100%	$550	100%

As reflected on the tables above in All Acute Care Hospitals, the provision for doubtful accounts at our acute care hospitals amounted to approximately $179 million and $149 million during the three-month periods ended June 30, 2016 and 2015, respectively, and approximately $319 million and $274 million during the six-month periods ended June 30, 2016 and 2015, respectively.  During the three and six-month periods ended June 30, 2016, as compared to the comparable periods of 2015, our acute care hospitals experienced an increase in the aggregate of charity care, uninsured discounts and provision for doubtful accounts as a percentage of gross charges.

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

Estimated cost of providing uncompensated care

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Amounts in millions	2016	2015	2016	2015
Estimated cost of providing charity care	$23	$20	$49	$38
Estimated cost of providing uninsured discounts related care	29	24	51	46
Estimated cost of providing uncompensated care	$52	$44	$100	$84

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

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the three and six-month periods ended June 30, 2016 and 2015 (dollar amounts in thousands):

Same Facility—Behavioral Health

	Three months ended June 30, 2016		Three months ended June 30, 2015		Six months ended June 30, 2016		Six months ended June 30, 2015
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,131,930		$1,109,586		$2,250,974		$2,192,704
Less: Provision for doubtful accounts	28,420		27,879		57,755		58,144
Net revenues	1,103,510	100.0%	1,081,707	100.0%	2,193,219	100.0%	2,134,560	100.0%
Operating charges:
Salaries, wages and benefits	536,078	48.6%	515,336	47.6%	1,071,840	48.9%	1,023,304	47.9%
Other operating expenses	210,436	19.1%	208,317	19.3%	414,401	18.9%	407,776	19.1%
Supplies expense	46,734	4.2%	47,954	4.4%	93,232	4.3%	94,061	4.4%
Depreciation and amortization	31,503	2.9%	29,613	2.7%	62,951	2.9%	59,060	2.8%
Lease and rental expense	9,772	0.9%	10,175	0.9%	19,595	0.9%	19,613	0.9%
Subtotal-operating expenses	834,523	75.6%	811,395	75.0%	1,662,019	75.8%	1,603,814	75.1%
Income from operations	268,987	24.4%	270,312	25.0%	531,200	24.2%	530,746	24.9%
Interest expense, net	446	0.0%	465	0.0%	898	0.0%	940	0.0%
Income before income taxes	$268,541	24.3%	$269,847	24.9%	$530,302	24.2%	$529,806	24.8%

Three-month periods ended June 30, 2016 and 2015:

On a same facility basis during the second quarter of 2016, as compared to the second quarter of 2015, net revenues generated from our behavioral health services increased 2% or $22 million to $1.10 billion from $1.08 billion. Income before income taxes decreased $1 million or 1% to $269 million or 24.3% of net revenues during the three-month period ended June 30, 2016, as compared to $270 million or 24.9% of net revenues during the comparable prior year quarter.

During the three-month period ended June 30, 2016, net revenue per adjusted admission increased 2.4% and net revenue per adjusted patient day increased 1.9%, as compared to the comparable quarter of 2015. On a same facility basis, inpatient admissions to our behavioral health facilities were unchanged and adjusted admissions decreased 0.3% during the three-month period ended June 30, 2016 as compared to the comparable quarter of 2015. Patient days and adjusted patient days increased 0.6% and 0.2%, respectively, during the three-month period ended June 30, 2016 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities remained unchanged at 12.8 days during each of the three-month periods ended June 30, 2016 and 2015. The occupancy rate, based on the average available beds at these facilities, was 77% during each of the three-month periods ended June 30, 2016 and 2015.

In certain market in which we operate, the ability of our behavioral health facilities to fully meet the demand for their services has been unfavorably impacted by a shortage of clinicians which includes psychiatrists, nurses and mental health technicians which has, at times, caused the closure of a portion of available bed capacity. As a result, we have instituted certain initiatives at the impacted facilities designed to enhance recruitment and retention of clinical staff.  Although we believe the impact on these facilities is temporary, we can provide no assurance that these factors will not continue to unfavorably impact our patient volumes, to some degree, throughout the remainder of 2016.

Six-month periods ended June 30, 2016 and 2015:

On a same facility basis during the first six months of 2016, as compared to the comparable period of 2015, net revenues generated from our behavioral health services increased 3% or $59 million to $2.19 billion from $2.13 billion. Income before income taxes was relatively unchanged at $530 million or 24.2% of net revenues during the six-month period ended June 30, 2016, as compared to $530 million or 24.8% of net revenues during the comparable prior year period.

During the six-month period ended June 30, 2016, net revenue per adjusted admission increased 2.1% and net revenue per adjusted patient day increased 1.9%, as compared to the comparable period of 2015. On a same facility basis, inpatient admissions to our behavioral health facilities increased 0.8% and adjusted admissions increased 0.5% during the six-month period ended June 30, 2016 as compared to the comparable period of 2015. Patient days and adjusted patient days increased 0.9% and 0.7%, respectively, during the six-month period ended June 30, 2016 as compared to the comparable prior year period. The average length of inpatient stay at these facilities remained unchanged at 12.8 days during each of the six-month periods ended June 30, 2016 and 2015. The occupancy rate, based on the average available beds at these facilities, was 76% and 77% during the six-month periods ended June 30, 2016 and 2015, respectively.

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care facilities during the three and six-month periods ended June 30, 2016 and 2015 which includes our behavioral health results on a same facility basis, the impact of the facilities acquired or opened within the previous twelve months, and the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes (dollar amounts in thousands):

	Three months ended June 30, 2016		Three months ended June 30, 2015		Six months ended June 30, 2016		Six months ended June 30, 2015
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,203,826		$1,134,967		$2,394,916		$2,241,668
Less: Provision for doubtful accounts	29,071		28,107		59,115		58,463
Net revenues	1,174,755	100.0%	1,106,860	100.0%	2,335,801	100.0%	2,183,205	100.0%
Operating charges:
Salaries, wages and benefits	567,280	48.3%	522,156	47.2%	1,132,152	48.5%	1,036,031	47.5%
Other operating expenses	240,714	20.5%	227,236	20.5%	477,729	20.5%	448,415	20.5%
Supplies expense	48,664	4.1%	48,369	4.4%	97,000	4.2%	94,914	4.3%
Depreciation and amortization	33,887	2.9%	29,657	2.7%	67,419	2.9%	60,363	2.8%
Lease and rental expense	10,856	0.9%	10,564	1.0%	22,118	0.9%	20,687	0.9%
Subtotal-operating expenses	901,401	76.7%	837,982	75.7%	1,796,418	76.9%	1,660,410	76.1%
Income from operations	273,354	23.3%	268,878	24.3%	539,383	23.1%	522,795	23.9%
Interest expense, net	438	0.0%	465	0.0%	882	0.0%	940	0.0%
Income before income taxes	$272,916	23.2%	$268,413	24.2%	$538,501	23.1%	$521,855	23.9%

Three-month periods ended June 30, 2016 and 2015:

During the three-month period ended June 30, 2016, as compared to the comparable prior year quarter, net revenues generated from our behavioral health services increased $68 million or 6.1% due to: (i) the above-mentioned $22 million or 2.0% increase in net revenues on a same facility basis, and; (ii) $46 million of other combined net increases consisting primarily of the revenues generated at the 4 facilities located in the U.K. acquired during the third quarter of 2015 in connection with our acquisition of Alpha Hospitals Holdings Limited (“Alpha”) and the 4 inpatient facilities and 8 outpatient centers acquired during the fourth quarter of 2015 in connection with our acquisition of Foundations Recovery Network, LLC (“Foundations”).

Income before income taxes increased $5 million or 2% to $273 million or 23.2% of net revenues during the second quarter of 2016 as compared to $268 million or 24.2% during the second quarter of 2015. The increase resulted from: (i) a $1 million decrease at our behavioral health care facilities on a same facility basis, as discussed above, and; (ii) other combined net increase of $6 million due primarily from the income before income taxes generated during the second quarter of 2016 at the facilities acquired in the Alpha and Foundations transactions.

Six-month periods ended June 30, 2016 and 2015:

During the six-month period ended June 30, 2016, as compared to the comparable prior year period, net revenues generated from our behavioral health services increased $153 million or 7.0% due to: (i) the above-mentioned $59 million or 2.7% increase in net revenues on a same facility basis, and; (ii) $94 million of other combined net increases consisting primarily of the revenues generated at the facilities acquired in the Alpha and Foundations transactions.

Income before income taxes increased $17 million or 3% to $539 million or 23.1% of net revenues during the first six months of 2016 as compared to $522 million or 23.9% during the comparable period of 2015. The increase resulted primarily from the income before income taxes generated during the first six months of 2016 at the facilities acquired in the Alpha and Foundations transactions.

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

The following table shows the approximate percentages of net patient revenue for the three and six-month periods ended June 30, 2016 and 2015 presented on: (i) a combined basis for both our acute care and behavioral health facilities; (ii) for our acute care facilities only, and; (iii) for our behavioral health facilities only. Net patient revenue is defined as revenue from all sources after deducting contractual allowances and discounts from established billing rates, which we derived from various sources of payment for the periods indicated.

Acute Care and Behavioral Health Facilities Combined	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Third Party Payors:
Medicare	20%	21%	20%	21%
Medicaid	12%	13%	12%	13%
Managed Care (HMO and PPOs)	57%	55%	56%	54%
Other Sources	11%	11%	12%	12%
Total	100%	100%	100%	100%

Acute Care Facilities	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Third Party Payors:
Medicare	25%	25%	26%	26%
Medicaid	7%	8%	7%	7%
Managed Care (HMO and PPOs)	66%	65%	64%	62%
Other Sources	2%	2%	3%	5%
Total	100%	100%	100%	100%

Behavioral Health Facilities	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Third Party Payors:
Medicare	14%	16%	14%	16%
Medicaid	16%	19%	16%	19%
Managed Care (HMO and PPOs)	48%	45%	48%	45%
Other Sources	22%	20%	22%	20%
Total	100%	100%	100%	100%

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

In August, 2016, CMS published its IPPS 2017 final payment rule which provides for a 2.7% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform mandated adjustments are considered, without consideration for the decreases related to the required Medicare Disproportionate Share Hospital (“DSH”) payment changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments would approximate 0.95%. Including the estimated decreases to our DSH payments (approximating -0.8%), we estimate our overall decrease from the final IPPS 2017 rule (covering the period of October 1, 2016 through September 30, 2017) will approximate -0.2%. This projected impact from the IPPS 2017 final rule includes both the impact of the American Taxpayer Relief Act of 2012 documentation and coding adjustment and the required changes to the DSH payments related to the traditional Medicare fee for service, however, it excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, and Bipartisan Budget Act of 2015, as discussed below.

In July, 2015, CMS published its IPPS 2016 final payment rule which provides for a 2.4% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform mandated adjustments are considered, without consideration for the decreases related to the required Medicare DSH payment changes and decrease to the Medicare Outlier threshold, the overall increase in IPPS payments would approximate 1.1%. Including the estimated decreases to our Medicare DSH payments (approximating 1.6%), we estimate our overall decrease from the final IPPS 2016 rule (covering the period of October 1, 2015 through September 30, 2016) will approximate -0.1%. This projected impact from the IPPS 2016 final rule includes both the impact of the American Taxpayer Relief Act of 2012 documentation and coding adjustment and the required changes to the DSH payments related to the traditional Medicare fee for service, however, it excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, and Bipartisan Budget Act of 2015, as discussed below.

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

In August, 2013, CMS published its final IPPS 2014 payment rule which expanded CMS’s policy under which it defines inpatient admissions to include the use of an objective time of care standard. Specifically, it would require Medicare’s external review contractors to presume that hospital inpatient admissions are reasonable and necessary when beneficiaries receive a physician order for admission and receive medically necessary services for at least two midnights (the “Two Midnight” rule). In October, 2015 as part of the 2016 Medicare Outpatient Prospective Payment System (“OPPS”) final rule (additional related disclosure below), CMS will allow payment for one-midnight stays under the Medicare Part A benefit on a case-by case basis for rare and unusual exceptions based the presence of certain clinical factors. CMS also announced in the final rule that, effective October 1, 2015, Quality Improvement Organizations (“QIOs”) will conduct reviews of short inpatient stay reviews rather than Medicare Administrative Contractors . Additionally, CMS also announced that Recovery Audit Contractors (“RACs”) resumed patient status reviews for claims with admission dates of January 1, 2016 or later, and the agency indicates that RACs will conduct these reviews focused on providers with high denial rates that are referred by the QIOs. In its IPPS 2017 final payment rule, CMS: (i) reversed the Two-Midnight rule’s 0.2% reduction in hospital payments, and; (ii) implemented a temporary one-time increase of 0.8% in FFY2017 payments to offset cuts in the preceding fiscal years affected by the prior 0.2% reduction.

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

In July, 2016, CMS published its Psych PPS final rule for the federal fiscal year 2017. Under this final rule, payments to psychiatric hospitals and units are estimated to increase by 2.3% compared to federal fiscal year 2016. This amount includes the effect of the 2.8% market basket update less a 0.2% adjustment as required by the Affordable Care Act and a 0.3% productivity adjustment.

In July, 2015, CMS published its Psych PPS final rule for the federal fiscal year 2016. Under this final rule, payments to psychiatric hospitals and units are estimated to increase by 1.7% compared to federal fiscal year 2015. This amount includes the effect of the 2.4% market basket update less a 0.2% adjustment as required by the Affordable Care Act and a 0.5% productivity adjustment. The final rule also updates the Inpatient Psychiatric Quality Reporting Program, which requires psychiatric facilities to report on quality measures or incur a reduction in their annual payment update.

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

In July, 2016, CMS published its OPPS proposed rule for 2017. The hospital market basket increase is 2.8%. The Medicare statute requires a productivity adjustment reduction of 0.5% and 0.75% reduction to the 2017 OPPS market basket resulting in a 2016 OPPS market basket update at 1.6%. When other statutorily required adjustments and hospital patient service mix are considered, we estimate that our overall Medicare OPPS update for 2017 will aggregate to a net decrease of -0.4% which includes a -11.1% decrease to behavioral health division partial hospitalization rates. When the behavioral health division’s partial hospitalization rate impact is excluded, we estimate that our Medicare 2017 OPPS payments will result in 2.2% increase in payment levels for our acute care division, as compared to 2016.

In October, 2015, CMS published its OPPS final rule for 2016. The hospital market basket increase is 2.8%. The Medicare statute requires a productivity adjustment reduction of 0.5% and 0.2% reduction to the 2016 OPPS market basket. Additionally, CMS also proposes a reduction of 2.0%, which the CMS claims is necessary to eliminate $1 billion in excess laboratory payments that CMS packaged into OPPS payment rates in 2014 resulting in a 2016 OPPS market basket update at -0.3%. When other statutorily required adjustments and hospital patient service mix are considered, we estimate that our overall Medicare OPPS update for 2016 will aggregate to a net decrease of -0.2% which includes a 7.0% increase to behavioral health division partial hospitalization rates. When the behavioral health division’s partial hospitalization rate impact is excluded, we estimate that our Medicare 2016 OPPS payments will result in a -1.6% decrease in payment levels for our acute care division, as compared to 2015.

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

We receive Medicaid revenues in excess of $100 million annually from each of Texas, California, Washington, D.C., Nevada, Pennsylvania, Illinois, Massachusetts and Virginia, making us particularly sensitive to reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The South Carolina and Texas DSH programs were renewed for each state’s 2016 DSH fiscal year (covering the period of October 1, 2015 through September 30, 2016). During the second quarter of 2015, the Texas Health and Human Services Commission (“THHSC”) finalized DSH payments for federal fiscal year 2014 which resulted in a $6 million annualized reduction in our Texas Medicaid DSH payments retroactive to October, 2013. In connection with these DSH programs, included in our financial results was an aggregate of $10 million and $2 million during the three-month periods ended June 30, 2016 and 2015, respectively, and $17 million and $15 million during the six-month period ended June 30, 2016 and June 30, 2015, respectively. We expect reimbursements to our hospitals, pursuant to the 2016 fiscal year programs for Texas and South Carolina, to be at amounts similar to each state’s 2015 fiscal year amounts.

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

Under the various state Medicaid supplemental payment programs including the impact of the below-mentioned Uncompensated Care and Upper Payment Limit programs, the Texas Delivery System Reform Incentive program and the Nevada state plan amendment, we earned revenues (before Provider Taxes) of approximately $82 million and $95 million during the three-month periods ended June 30, 2016 and 2015, respectively, and $160 million and $163 million during the six-month periods ended June 30, 2016 and 2015, respectively. These revenues were offset by Provider Taxes of $39 million during each of the three-month periods ended June 30, 2016 and 2015, and $75 million and $67 million during the six-month periods ended June 30, 2016 and June 30, 2015, respectively, which are recorded in other operating expenses on the Condensed Consolidated Statements of Income as included herein.  We estimate that our aggregate net revenues/benefit from the various state Medicaid supplemental payment programs (including Provider Tax programs) will approximate $170 million (net of Provider Taxes of $152 million) during the year ended December 31, 2016. The aggregate net benefit is earned from multiple states and therefore no particular state’s portion is individually material to our consolidated financial statements. However, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our consolidated future results of operations.

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

We recorded net revenues/benefit from UC and affiliated hospital indigent care revenues of $12 million and $20 million during the three-month periods ended June 30, 2016 and 2015, respectively, and $27 million and $34 million during the six-month periods ended June 30, 2016 and 2015, respectively. These amounts are net of Provider Taxes of $2 million and less than $1 million during the second quarters of 2016 and 2015, respectively, and $3 million during each of the six-month periods ended June 30, 2016 and 2015. If the applicable hospital district or county makes IGTs consistent with 2015 levels, we believe we would be entitled to aggregate net revenues/benefit earned pursuant to these programs of approximately $55 million (net of Provider Taxes of $10 million) during the year ended December 31, 2016.

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

Included in our financial results during each of the three and six-month periods ended June 30, 2016 and 2015, were $10 million of net DSRIP revenues/benefit. These amounts were net of provided taxes of $6 million during each of the three and six-month periods ended June 30, 2016 and 2015. Although we can provide no assurance that we will ultimately qualify for additional DSRIP revenues, subject to CMS’s approval and other conditions as outlined above, we estimate that we may be entitled to additional DSRIP revenues/benefit of approximately $25 million (net of Provider Taxes of $16 million) during the year ended December 31, 2016.

Nevada SPA:

In Nevada, CMS approved a state plan amendment (“SPA”) in August, 2014 that implemented a hospital supplemental payment program retroactive to January 1, 2014 and effective to June 30, 2015. In September, 2015, CMS also approved the successor supplemental payment program retroactive to July 1, 2015 to June 30, 2016.  In connection with this program, our financial results included approximately $1 million and $3 million during the three-month periods ended June 30, 2016 and 2015, respectively, and $5 million and $4 million during the six-month periods ended June 30, 2016 and 2015, respectively. We estimate that our reimbursements pursuant to this program will approximate $10 million during the year ended December 31, 2016.

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

In connection with the implementation of EHR applications at our acute care hospitals, our consolidated results of operations include unfavorable pre-tax impacts, related primarily to depreciation and amortization expense, of approximately $9 million and $7 million during the three-month periods ended June 30, 2016 and 2015, respectively, and $17 million and $15 million during the six-month periods ended June 30, 2016 and 2015, respectively.

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

•

The Affordable Care Act (as amended by subsequent federal legislation) requires annual aggregate reductions in federal DSH funding from federal fiscal year (“FFY”) 2018 through FFY 2025. The aggregate annual reduction amounts are $2.0 billion for FFY 2018, $3.0 billion for FFY 2019, $4.0 billion for FFY 2020, $5.0 billion for FFY 2021, $6.0 billion for FFY 2022, $7.0 billion for FFY 2023, and $8.0 billion for each of FFY 2024 and 2025.

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

Other Operating Results

Interest Expense:

As reflected on the schedule below, interest expense was $30 million and $28 million during the three-month periods ended June 30, 2016 and 2015, respectively, and $60 million and $58 million during the six month periods ended June 30, 2016 and 2015, respectively (amounts in thousands):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Revolving credit & demand notes	$1,744	$520	$3,339	$1,318
$400 million, 7.125% Senior Notes due 2016 (d.)	4,907	7,124	12,031	14,248
$300 million, 3.75% Senior Notes due 2019	2,813	2,813	5,625	5,625
$700 million, 4.75% Senior Notes due 2022 (a.)	5,040	3,562	8,603	7,125
$400 million, 5.00% Senior Notes due 2026 (b.)	1,556	-	1,556	-
Term loan facility A (c.)	8,627	7,519	16,974	15,047
Accounts receivable securitization program (e.)	1,207	748	2,410	1,529
Subtotal-revolving credit, demand notes, senior notes, term loan facilities and accounts receivable securitization program	25,894	22,286	50,538	44,892
Interest rate swap expense, net	2,191	2,032	4,460	6,180
Amortization of financing fees	1,869	1,758	3,649	3,521
Other combined interest expense	1,267	1,654	2,565	3,179
Capitalized interest on major projects	(766)	(41)	(1,127)	(41)
Interest income	(13)	(5)	(43)	(10)
Interest expense, net	$30,442	$27,684	$60,042	$57,721

(a.)

On June 3, 2016, we completed the offering of an additional $400 million aggregate principal amount of 4.75% Senior Notes due in 2022 (issued at a yield of 4.35%), the terms of which are identical to the terms of our $300 million aggregate principal amount of 4.75% Senior Notes due in 2022 issued in August, 2014.  These Senior Notes, combined, are referred to as $700 million, 4.75% Senior Notes due in 2022.

(b.)	On June 3, 2016, we completed the offering of $400 million aggregate principal amount of 5.00% Senior Notes due in 2026.
(c.)

On June 7, 2016, we entered into a fifth amendment to our credit agreement dated November 15, 2010, as amended, to increase the size of the Term Loan A facility by $200 million to approximately $1.9 billion. Interest rates were not impacted by the fifth amendment to the credit agreement.

(d.)	The $400 million, 7.125% Senior Notes matured and were repaid in June, 2016 utilizing a portion of the funds generated from the debt issuances discussed in (a.), (b.) and (c.) above.
(e.)

In December, 2015, we amended our accounts receivable securitization program, which was scheduled to expire in October, 2016, to extend the term through December 21, 2018 and increase the borrowing limit to $400 million from $360 million.

Interest expense increased $3 million during the three-month period ended June 30, 2016, and $2 million during the six-month period ended June 30, 2016, as compared to the comparable periods of 2015, due primarily to an increase in the aggregate average outstanding borrowings and weighted average interest rate related to our revolving credit, demand notes, senior notes, term loan facilities and accounts receivable securitization program.

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three and six-month periods ended June 30, 2016 and 2015 (dollar amounts in thousands):

	Three months ended		Six month ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Provision for income taxes	$107,397	$106,304	$218,402	$208,998
Income before income taxes	302,846	307,708	629,570	604,725
Effective tax rate	35.5%	34.5%	34.7%	34.6%

In May, 2016, we purchased third-party minority ownership interests in our six acute care hospitals located in Las Vegas, Nevada.  Prior to that date, outside owners held various noncontrolling, minority ownership interests in seven of our acute care facilities (excluding a new acute care hospital located in Henderson, Nevada which is currently under construction) and one behavioral health care facility. Each of these facilities are owned and operated by limited liability companies (“LLC”) or limited partnerships (“LP”). As a result, since there is no income tax liability incurred at the LLC/LP level (since it passes through to the members/partners), the net income attributable to noncontrolling interests does not include any income tax provision/benefit. When computing the provision for income taxes, as reflected on our consolidated statements of income, the net income attributable to noncontrolling interests is deducted from income before income taxes since it represents the third-party members’/partners’ share of the income generated by the joint-venture entities. In addition to providing the effective tax rates, as indicated above (as calculated from dividing the provision for income taxes by the income before income taxes as reflected on the consolidated statements of income), we believe it is helpful to our investors that we also provide our effective tax rate as calculated after giving effect to the portion of our pre-tax income that is attributable to the third-party members/partners.

The effective tax rates, as calculated by dividing the provision for income taxes by the difference in income before income taxes, minus net income attributable to noncontrolling interests, were as follows for the three and six-month periods ended June 30, 2016 and 2015 (dollar amounts in thousands):

	Three months ended		Six month ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Provision for income taxes	$107,397	$106,304	$218,402	$208,998

Income before income taxes	302,846	307,708	629,570	604,725
Less: Net income attributable to noncontrolling interests	(9,872)	(19,211)	(34,832)	(39,235)
Income before income taxes and after net income
attributable to noncontrolling interests	292,974	288,497	594,738	565,490
Effective tax rate	36.7%	36.8%	36.7%	37.0%

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $801 million during the six-month period ended June 30, 2016 and $532 million during the comparable period of 2015. The net increase of $270 million was primarily attributable to the following:

•	a favorable change of $29 million due to an increase in net income plus/minus depreciation and amortization expense and stock-based compensation expense;
•	a $134 million favorable change in other working capital accounts due primarily to favorable changes in accrued compensation and accounts payable resulting from the timing of disbursements;
•	a $53 million favorable change in cash flows from forward exchange contracts related to our investment in foreign operations;
•	a $49 million favorable change in accounts receivable, and;
•	$5 million of other combined net favorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the six-month periods. The result is divided into the accounts receivable balance at June 30th of each year to obtain the DSO. Our DSO were 50 days at June 30, 2016 and 55 days at June 30, 2015.

Our accounts receivable as of June 30, 2016 and December 31, 2015 include amounts due from Illinois of approximately $24 million and $28 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $9 million as of June 30, 2016 and $12 million as of December 31, 2015, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. In addition, our accounts receivable as of June 30, 2016 and December 31, 2015 includes approximately $38 million and $80 million, respectively, due from Texas in connection with Medicaid supplemental payment programs. The $38 million due from Texas as of June 30, 2016 consists of $22 million related to uncompensated care program and disproportionate share hospital revenues and $16 million related to Delivery Service Reform Incentive Payment program revenues.  Although the accounts receivable due from Illinois and Texas could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois and/or Texas. Failure to ultimately collect all outstanding amounts due from these states would have an adverse impact on our future consolidated results of operations and cash flows.

Net cash used in investing activities

The $275 million of net cash used in investing activities during the first six months of 2016 consisted of: (i) $248 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities and the construction costs related to Henderson Hospital, a newly constructed 142-bed acute care facility scheduled to be completed and opened during the fourth quarter of 2016, and; (ii) $28 million spent related to the acquisition of businesses and property;

The $205 million of net cash used in investing activities during the first six months of 2015 consisted of: (i) $171 million spent on capital expenditures, and; (ii) $35 million spent related to the acquisition of businesses and property including the acquisition of a 46-bed behavioral health care facility located near Taunton, United Kingdom.

Net cash used in financing activities

During the first six months of 2016, we used $528 million of net cash in financing activities as follows:

•

spent $843 million on net repayments of debt as follows: (i) $400 million related to the 7.125% senior secured notes that matured in June, 2016; (ii) $300 million related to our revolving credit facility; (iii) $120 million related to our accounts receivable securitization program; (iv) $22 million related to our term loan A facility, and; (v) $1 million related to other debt facilities;

•

generated $1.022 billion of proceeds related to new borrowings as follows: (i) $412 million received in connection with the issuance of additional 4.75% senior secured notes due in 2022; (ii) $400 million received from the issuance of 5.0% senior secured notes due in 2026; (iii) $200 million of additional borrowings pursuant to our term loan A facility, and; (iv) $10 million of additional borrowings pursuant to our short-term, on-demand credit facility;

•	spent $418 million to purchase third-party minority ownership interests in our six acute care hospitals located in Las Vegas, Nevada;

•

spent $239 million to repurchase shares of our Class B Common Stock in connection with: (i) income tax withholding obligations related to stock-based compensation programs ($43 million), and; (ii) open market purchases pursuant to our $800 million stock repurchase program ($196 million);

•	spent $60 million to pay profit distributions related to noncontrolling interests in majority owned businesses;
•	generated $35 million of excess income tax benefits related to stock-based compensation;
•	spent $19 million to pay quarterly cash dividends of $.10 per share;
•	spent $11 million on financing costs, and;
•	generated $4 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

During the first six months of 2015, we used $316 million of net cash in financing activities as follows:

•

spent $256 million on net repayments of debt as follows: (i) $140 million related to our revolving credit facility; (ii) $90 million related to our accounts receivable securitization program; (iii) $22 million related to our term loan A facility, and; (v) $4 million related to other debt facilities;

•	generated $5 million of proceeds from new borrowings pursuant to our short-term, on-demand credit facility;
•

spent $68 million to repurchase shares of our Class B Common Stock in connection with: (i) income tax withholding obligations related to stock-based compensation programs ($32 million), and; (ii) open market purchases pursuant to our $800 million stock repurchase program ($36 million);

•	spent $23 million to pay profit distributions related to noncontrolling interests in majority owned businesses;
•	generated $28 million of excess income tax benefits related to stock-based compensation;
•	spent $20 million to pay quarterly cash dividends of $.10 per share;
•	generated $13 million from the sale/leaseback of two free-standing emergency departments, and;
•	generated $4 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

Expected Capital Expenditures During the Remainder of 2016:

During the remaining six months of 2016, we expect to spend approximately $200 million to $225 million on capital expenditures which includes expenditures for capital equipment, renovations, new projects at existing hospitals and construction of new facilities (Henderson Hospital). We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

On June  7, 2016, we entered into a  Fifth Amendment (the “Fifth Amendment”) to our credit agreement dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012, May 16, 2013 and August 7, 2014, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders (“Credit Agreement”). The Fifth Amendment increased the size of the term loan A facility by $200 million and those proceeds were utilized to repay outstanding borrowings under the revolving credit facility of the Credit Agreement. The Credit Agreement, as amended, which is scheduled to mature in August, 2019, consists of: (i) an $800 million revolving credit facility (no borrowings outstanding as of June 30, 2016), and; (ii) a term loan A facility with $1.897 billion of borrowings outstanding as of June 30, 2016.

Borrowings under the Credit Agreement bear interest at either (1) the ABR rate which is defined as the rate per annum equal to, at our election: the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit and term loan-A borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit and term loan-A borrowings. As of June 30, 2016, the applicable margins were 0.50% for ABR-based loans and 1.50% for LIBOR-based loans under the revolving credit and term loan-A facilities.

As of June 30, 2016, we had no borrowings outstanding pursuant to the terms of our $800 million revolving credit facility and we had $751 million of available borrowing capacity, net of $15 million of outstanding borrowings pursuant to a short-term, on-demand credit facility and $34 million of outstanding letters of credit. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, certain real estate assets and assets held in joint-ventures with third-parties) and our material subsidiaries and guaranteed by our material subsidiaries.

Pursuant to the terms of the Credit Agreement, term loan-A quarterly installment payments of approximately: (i) $11 million commenced during the fourth quarter of 2014 and are scheduled to continue through September, 2016, and; (ii) $22 million are scheduled from the fourth quarter of 2016 through June, 2019.

Pursuant to the terms of our $400 million accounts receivable securitization program with a group of conduit lenders and liquidity banks (“Securitization”), which is scheduled to mature in December, 2018, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At June 30, 2016, we had $280 million of outstanding borrowings and $120 million of additional borrowing capacity pursuant to the terms of the Securitization.

As of June 30, 2016, we had combined aggregate principal of $1.4 billion from the following senior secured notes:

•	$300 million aggregate principal amount of 3.75% senior secured notes due in 2019 (“2019 Notes”) which were issued on August 7, 2014.

•	$700 million aggregate principal amount of 4.75% senior secured notes due in 2022 (“2022 Notes”) which were issued as follows:
o	$300 million aggregate principal amount issued on August 7, 2014 at par.
o	$400 million aggregate principal amount issued on June 3, 2016 at 101.5% to yield 4.35%.

•	$400 million aggregate principal amount of 5.00% senior secured notes due in 2026 (“2026 Notes”) which were issued on June 3, 2016.

Interest is payable on the 2019 Notes and the 2022 Notes on February 1 and August 1 of each year until the maturity date of August 1, 2019 for the 2019 Notes and August 1, 2022 for the 2022 Notes.  Interest on the 2026 Notes is payable on June 1 and December 1 until the maturity date of June 1, 2026. The 2019 Notes, 2022 Notes and 2026 Notes were offered only to qualified institutional buyers under Rule 144A and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The 2019 Notes, 2022 Notes and 2026 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

In June, 2016, we repaid the $400 million, 7.125% senior secured notes which matured on June 30, 2016.

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of June 30, 2016.

At June 30, 2016, the carrying value and fair value of our debt were each approximately $3.6 billion. At December 31, 2015, the carrying value and fair value of our debt were each approximately $3.5 billion.  The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was 46% at June 30,, 2016 and 45% at December 31, 2015.

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

Off-Balance Sheet Arrangements

During the three months ended June 30, 2016, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2015.

As of June 30, 2016 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $130 million consisting of: (i) $105 million related to our self-insurance programs, and; (ii) $25 million of other debt and public utility guarantees.

We have various obligations under operating leases or master leases for real property and under operating leases for equipment. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income. We sublease space in these buildings and any amounts received from these subleases are offset against the expense. In addition, we lease three acute care hospitals from Universal Health Realty Income Trust (the “Trust”) with terms scheduled to expire in 2021. These leases contain up to two, 5-year renewal options. We also lease two free-standing emergency departments and space in certain medical office buildings which are owned by the Trust.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended June 30, 2016. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.   Controls and Procedures

As of June 30, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April, 2013, the OIG served facility specific subpoenas on Wekiva Springs Center and River Point Behavioral Health requesting various documents from January, 2005 to the date of the subpoenas. In July, 2013, another subpoena was issued to Wekiva Springs Center and River Point Behavioral Health requesting additional records. In October, 2013, we were advised by the DOJ’s Criminal Frauds Section that they received a referral from the DOJ Civil Division and opened an investigation of River Point Behavioral Health and Wekiva Springs Center. Subsequent subpoenas have since been issued to River Point Behavioral Health and Wekiva Springs Center requesting additional documentation. In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the suspension remains in effect. In February, 2016, we received notification from CMS that, effective March, 2016, the payment suspension will be continued for another 180 days. We cannot predict if and/or when the facility’s suspended payments will resume. Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during the six-month period ended June 30, 2016 or the year ended December 31, 2015, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

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

Regulatory Matters:

On July 23, 2015, Timberlawn Mental Health System (“Timberlawn”) received notification from CMS of its intent to terminate Timberlawn’s Medicare provider agreement effective August 7, 2015. This notification resulted from surveys conducted which alleged that Timberlawn was out of compliance with conditions of participation required for participation in the Medicare/Medicaid program. We filed a request for expedited administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeals Board, Civil Remedies Division, seeking review and reversal of the termination action. In conjunction with the administrative appeal, we filed litigation in the U.S District Court for the Northern District of Texas seeking a temporary restraining order and preliminary injunction to have the termination stayed pending the conclusion of the administrative appeal. The trial court denied Timberlawn’s request for a temporary restraining order and dismissed the case. Timberlawn’s provider agreement was terminated effective August 14, 2015. In September, 2015 Timberlawn reached an agreement with CMS relative to its reapplication to the Medicare/Medicaid program.  In exchange, Timberlawn agreed to dismiss its administrative appeal as well as not to pursue an appeal of the decision of the trial court. During this time, Timberlawn has remained open. In December, 2015, Timberlawn received notice from the Texas Department of State Health Services of its intent to revoke Timberlawn’s license and impose an administrative penalty.  We have appealed and are contesting the proposed revocation and fine. In January, 2016, Timberlawn submitted its application for re-enrollment into the Medicare/Medicaid program. Although the operating results of Timberlawn did not have a material impact on our consolidated results of operations or financial condition for the six-month period ended June 30, 2016 or the year ended December 31, 2015, the termination of Timberlawn’s provider agreement has had a material adverse effect on the facility’s results of operations and financial condition.

During the second quarter of 2015, Texoma Medical Center (“Texoma”), which includes TMC Behavioral Health Center, entered into a Systems Improvement Agreement (“SIA”) with CMS. The SIA abated a termination action from CMS following surveys which identified alleged failures to comply with conditions of participation primarily involving Texoma’s behavioral health operations. The terms of the SIA required Texoma to engage independent consultants/experts approved by CMS to analyze and develop implementation plans at Texoma to meet Medicare conditions of participation. At the conclusion of the SIA, CMS will conduct a full certification survey to determine if Texoma is in substantial compliance with the Medicare conditions of participation. In July, 2016, CMS conducted their full certification survey and we subsequently received notification that Texoma was found to be in compliance with the applicable Medicare Conditions of Participation.  As a result, the termination notice has been rescinded and the requirements of the agreement have been successfully completed.

Other Matters:

In late September, 2015, many hospitals in Pennsylvania, including seven of our behavioral health care hospitals located in the state, received letters from the Pennsylvania Department of Public Welfare (“DPW”) demanding repayment of allegedly excess Medicaid Disproportionate Share Hospital payments (“DSH”) for the federal fiscal year 2011 (“FFY2011”) amounting to approximately $4 million in the aggregate. We have filed administrative appeals for all of our facilities contesting the recoupment efforts since we believe DPW’s calculation methodology is inaccurate and conflicts with applicable federal and state laws and regulations. DPW has agreed to postpone the recoupment of the state’s share of the DSH payments until all hospital appeals are resolved.  DPW also extended the deadline to recoup the federal share (2011 federal share is 55%) until April 30, 2016.  To date, none of the federal share payments have been recouped. However, if DPW is ultimately successful in its demand related to FFY2011, it could take similar action with regards to FFY2012 through FFY2014. Due to a change in the Pennsylvania Medicaid State Plan and implementation of a CMS-approved Medicaid Section 1115 Waiver, we do not believe the methodology applied by DPW to FFY2011 is applicable to reimbursements received for Medicaid services provided after January 1, 2015 by our behavioral health care facilities located in Pennsylvania. We can provide no assurance that we will ultimately be successful in our legal and administrative appeals related to DPW’s repayment demands.  If our legal and administrative appeals are unsuccessful, our future consolidated results of operations and financial condition could be adversely impacted by these repayments.

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

There is no expiration date for our stock repurchase program.. As reflected below, during the three-month period ended June 30, 2016,  235,352 shares ($29.1 million in the aggregate) were repurchased pursuant to the terms of our stock repurchase program and 228,569 shares were repurchased in connection with income tax withholding obligations resulting from the exercise of stock options.

During the period of April 1, 2016 through June 30, 2016, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid for shares purchased as part of publicly announced program (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands)
April, 2016	—	261,427	—	N/A	235,352	$123.45	$29,054	—	$394,334
May, 2016	—	148,914	2,500	$0.01	—	N/A	N/A	—	$394,334
June, 2016	—	53,580	—	N/A	—	N/A	N/A	—	$394,334
Total April through June	—	463,921	2,500	$0.01	235,352	$123.45	$29,054

Dividends

During the quarter ended June 30, 2016, we declared and paid dividends of $.10 per share.

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

Universal Health Services, Inc.
(Registrant)

Date: August 5, 2016	/s/ Alan B. Miller
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