Form 10-Q
period 2016-09-30
UNIVERSAL HEALTH SERVICES INC
filed 2016-11-08
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of October 31, 2016:

Class A	6,595,308
Class B	89,669,238
Class C	663,940
Class D	22,100

UNIVERSAL HEALTH SERVICES, INC.

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2016. This Report modifies and supersedes documents filed prior to this Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Report.

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

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net revenues before provision for doubtful accounts	$2,610,911	$2,439,071	$7,869,352	$7,271,852
Less: Provision for doubtful accounts	201,039	211,416	578,827	543,640
Net revenues	2,409,872	2,227,655	7,290,525	6,728,212
Operating charges:
Salaries, wages and benefits	1,149,729	1,057,226	3,428,801	3,132,993
Other operating expenses	597,270	529,383	1,744,849	1,571,060
Supplies expense	257,793	242,259	767,465	721,979
Depreciation and amortization	103,712	99,442	309,172	295,697
Lease and rental expense	23,799	24,544	73,057	70,631
Electronic health records incentive income	0	(356)	0	(1,751)
	2,132,303	1,952,498	6,323,344	5,790,609
Income from operations	277,569	275,157	967,181	937,603
Interest expense, net	32,129	27,130	92,171	84,851
Income before income taxes	245,440	248,027	875,010	852,752
Provision for income taxes	88,175	84,373	306,577	293,371
Net income	157,265	163,654	568,433	559,381
Less: Income attributable to noncontrolling interests	5,400	13,367	40,232	52,602
Net income attributable to UHS	$151,865	$150,287	$528,201	$506,779

Basic earnings per share attributable to UHS	$1.56	$1.52	$5.43	$5.12
Diluted earnings per share attributable to UHS	$1.54	$1.48	$5.36	$5.02

Weighted average number of common shares - basic	97,118	98,858	97,278	98,924
Add: Other share equivalents	1,203	2,301	1,257	1,987
Weighted average number of common shares and equivalents - diluted	98,321	101,159	98,535	100,911

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$157,265	$163,654	$568,433	$559,381
Other comprehensive income (loss):
Unrealized derivative gains (losses) on cash flow hedges	6,424	(9,888)	(11,644)	(4,950)
Amortization of terminated hedge	0	(84)	(167)	(252)
Unrealized loss on marketable security	(134)	0	(755)	0
Foreign currency translation adjustment	(10,973)	(2,304)	(9,150)	(96)
Other comprehensive income (loss) before tax	(4,683)	(12,276)	(21,716)	(5,298)
Income tax expense (benefit) related to items of other comprehensive income (loss)	2,346	(3,742)	(4,681)	(1,530)
Total other comprehensive income (loss), net of tax	(7,029)	(8,534)	(17,035)	(3,768)
Comprehensive income	150,236	155,120	551,398	555,613
Less: Comprehensive income attributable to noncontrolling interests	5,400	13,367	40,232	52,602
Comprehensive income attributable to UHS	$144,836	$141,753	$511,166	$503,011

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$61,744	$61,228
Accounts receivable, net	1,315,827	1,302,429
Supplies	121,616	116,037
Deferred income taxes	0	135,120
Other current assets	88,712	103,490
Total current assets	1,587,899	1,718,304

Property and equipment	6,928,440	6,530,569
Less: accumulated depreciation	(2,900,273)	(2,694,591)
	4,028,167	3,835,978
Other assets:
Goodwill	3,615,085	3,596,114
Deferred charges	14,138	16,688
Deferred income taxes	2,748	0
Other	425,602	448,360
	$9,673,639	$9,615,444
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$91,246	$62,722
Accounts payable and accrued liabilities	1,183,125	1,033,697
Federal and state taxes	5,108	3,987
Total current liabilities	1,279,479	1,100,406

Other noncurrent liabilities	296,155	278,834
Long-term debt	3,542,923	3,368,634
Deferred income taxes	82,686	315,900

Redeemable noncontrolling interests	9,280	242,509

Equity:
UHS common stockholders’ equity	4,394,703	4,249,647
Noncontrolling interest	68,413	59,514
Total equity	4,463,116	4,309,161
	$9,673,639	$9,615,444

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Nine months ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$568,433	$559,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	309,172	295,697
Stock-based compensation expense	36,358	30,145
Gain on sales of assets and businesses	0	(1,037)
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(6,836)	(60,877)
Accrued interest	3,303	(297)
Accrued and deferred income taxes	12,187	(12,568)
Other working capital accounts	124,987	(54,018)
Other assets and deferred charges	(11,451)	6,629
Other	58,040	13,140
Accrued insurance expense, net of commercial premiums paid	66,049	75,715
Payments made in settlement of self-insurance claims	(60,137)	(55,411)
Net cash provided by operating activities	1,100,105	796,499

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(396,163)	(269,578)
Proceeds received from sale of assets and businesses	0	2,744
Acquisition of property and businesses	(136,221)	(183,103)
Net cash used in investing activities	(532,384)	(449,937)

Cash Flows from Financing Activities:
Reduction of long-term debt	(814,971)	(207,371)
Additional borrowings and related funds	1,026,000	16,300
Acquisition of noncontrolling interests in majority owned businesses	(418,000)	0
Financing costs	(12,330)	0
Repurchase of common shares	(297,177)	(129,862)
Dividends paid	(29,197)	(29,696)
Issuance of common stock	6,379	6,030
Excess income tax benefits related to stock-based compensation	36,407	29,287
Profit distributions to noncontrolling interests	(61,053)	(35,965)
Proceeds received from sale/leaseback of real property	0	12,765
Net cash used in financing activities	(563,942)	(338,512)

Effect of exchange rate changes on cash and cash equivalents	(3,263)	(596)

Increase in cash and cash equivalents	516	7,454
Cash and cash equivalents, beginning of period	61,228	32,069
Cash and cash equivalents, end of period	$61,744	$39,523

Supplemental Disclosures of Cash Flow Information:
Interest paid	$82,883	$79,866
Income taxes paid, net of refunds	$259,174	$274,124
Noncash purchases of property and equipment	$45,319	$37,228

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended September 30, 2016. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At September 30, 2016, we held approximately 5.8% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.  We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $800,000 and $700,000 during the three-month periods ended September 30, 2016 and 2015, respectively, and approximately $2.4 million and $2.1 million during the nine-month periods ended September 30, 2016 and 2015, respectively.

Our pre-tax share of income from the Trust was approximately $250,000 and $100,000 during the three-month periods ended September 30, 2016 and 2015, respectively, and approximately $750,000 and $1.1 million for the nine-month periods ended September 30, 2016 and 2015, respectively.  Included in our share of the Trust’s income for the nine months ended September 30, 2015, is our share of a gain realized by the Trust in connection with a property exchange transaction completed during the second quarter of 2015.  The carrying value of this investment was approximately $7.9 million and $8.7 million at September 30, 2016 and December 31, 2015, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $49.6 million at September 30, 2016 and $39.4 million at December 31, 2015, based on the closing price of the Trust’s stock on the respective dates.

Total rent expense under the operating leases on the three hospital facilities reflected in the table below was approximately $4 million during each of the three months ended September 30, 2016 and 2015, and approximately $12 million for each of the nine-month periods ended September 30, 2016 and 2015. In addition, certain of our subsidiaries are tenants in several medical office buildings and two FEDs owned by the Trust or by limited liability companies in which the Trust holds 100% of the ownership interest.

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

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of our chief executive officer (“CEO”) and his wife. As a result of these agreements, as amended in October, 2016, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $28 million in premiums, and certain trusts owned by our CEO, would pay approximately $9 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than approximately $37 million representing the $28 million of aggregate premiums paid by us as well as the $9 million of aggregate premiums paid by the trusts. In connection with these policies, we paid/will pay approximately $1.3 million in premium payments during each of 2016 and 2015.

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

In May, 2016, we purchased the minority ownership interests held by a third-party in our six acute care hospitals located in Las Vegas, Nevada (including Henderson Hospital which opened in October, 2016) for an aggregate cash payment of $445 million which included both the purchase price ($418 million) and the return of reserve capital ($27 million). The ownership interests purchased, which range from 26.1% to 27.5%, were previously reflected as redeemable noncontrolling interests on our Condensed Consolidated Balance Sheet.

As of September 30, 2016, outside owners held noncontrolling, minority ownership interests of: (i) 20% in an acute care facility located in Washington, D.C.; (ii) approximately 11% in an acute care facility located in Laredo, Texas; (iii) 20% in a behavioral health care facility located in Philadelphia, Pennsylvania, and; (iv) approximately 5% in an acute care facility located in Las Vegas, Nevada. The noncontrolling interest and redeemable noncontrolling interest balances of $68 million and $9 million, respectively, as of September 30, 2016, consist primarily of the third-party ownership interests in these hospitals.

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

(4) Long-term debt, Cash Flow Hedges and Foreign Currency Forward Exchange Contracts

Debt:

On June 7, 2016, we entered into a  Fifth Amendment (the “Fifth Amendment”) to our credit agreement dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012, May 16, 2013 and August 7, 2014, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders (“Credit Agreement”). The Fifth Amendment increased the size of the term loan A facility by $200 million and those proceeds were utilized to repay outstanding borrowings under the revolving credit facility of the Credit Agreement. The Credit Agreement, as amended, which is scheduled to mature in August, 2019, consists of: (i) an $800 million revolving credit facility ($20 million of borrowings outstanding as of September 30, 2016), and; (ii) a term loan A facility with $1.886 billion of borrowings outstanding as of September 30, 2016.

Borrowings under the Credit Agreement bear interest at either (1) the ABR rate which is defined as the rate per annum equal to, at our election: the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit and term loan-A borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit and term loan-A borrowings. As of September 30, 2016, the applicable margins were 0.50% for ABR-based loans and 1.50% for LIBOR-based loans under the revolving credit and term loan-A facilities.

As of September 30, 2016, we had $20 million of borrowings outstanding pursuant to the terms of our $800 million revolving credit facility and we had $746 million of available borrowing capacity net of $34 million of outstanding letters of credit. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, certain real estate assets and assets held in joint-ventures with third-parties) and our material subsidiaries and guaranteed by our material subsidiaries.

Pursuant to the terms of the Credit Agreement, term loan-A quarterly installment payments of approximately $22 million are scheduled from the fourth quarter of 2016 through June, 2019.  Previously, approximately $11 million of quarterly installment payments were made from the fourth quarter of 2014 through the third quarter of 2016.

Pursuant to the terms of our $400 million accounts receivable securitization program with a group of conduit lenders and liquidity banks (“Securitization”), which is scheduled to mature in December, 2018, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At September 30, 2016, we had $325 million of outstanding borrowings and $75 million of additional borrowing capacity pursuant to the terms of the Securitization.

As of September 30, 2016, we had combined aggregate principal of $1.4 billion from the following senior secured notes:

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

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of September 30, 2016.

At September 30, 2016, the carrying value and fair value of our debt were approximately $3.6 billion and $3.7 billion, respectively.  At December 31, 2015, the carrying value and fair value of our debt were each approximately $3.5 billion.  The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during 2015 and the first nine months of 2016 and determined the hedges to be highly effective. We also determined that any portion of the hedges deemed to be ineffective was de minimis and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. We do not anticipate nonperformance by our counterparties. We do not hold or issue derivative financial instruments for trading purposes.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from our counterparties.  We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At September 30, 2016, the fair value of our interest rate swaps was a net liability of $13 million of which $7 million is included in other current liabilities and $6 million is included in other noncurrent liabilities on the accompanying balance sheet. At December 31, 2015, the fair value of our interest rate swaps was a net liability of $1 million comprised of a $5 million asset which is included in other assets offset by a $6 million liability which is included in other current liabilities on the accompanying balance sheet.

Foreign Currency Forward Exchange Contracts:

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. The cash flows from these contracts are reported as operating activities in the Consolidated Statements of Cash Flows. For the nine-month periods ended September 30, 2016 and 2015, we recorded net cash inflows of $56 million and $12 million, respectively, associated with these forward exchange contracts.

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

As of September 30, 2016, the total accrual for our professional and general liability claims was $209 million, of which $48 million is included in current liabilities.  As of December 31, 2015, the total accrual for our professional and general liability claims was $204 million, of which $48 million is included in current liabilities.

As of September 30, 2016 and December 31, 2015, the total accrual for our workers’ compensation liability claims was $69 million and $68 million, respectively, of which $34 million is included in current liabilities as of each date.

Property Insurance:

We have commercial property insurance policies for our properties covering catastrophic losses, including windstorm damage, up to a $1 billion policy limit per occurrence, subject to a deductible ranging from $50,000 to $250,000 per occurrence. Losses resulting from named windstorms are subject to deductibles between 3% and 5% of the declared total insurable value of the property. In addition, we have commercial property insurance policies covering catastrophic losses resulting from earthquake and flood damage, each subject to aggregated loss limits (as opposed to per occurrence losses). Commercially insured earthquake coverage for our facilities is subject to various deductibles and limitations including: (i) $500 million limitation for our facilities located in Nevada; (ii) $130 million limitation for our facilities located in California; (iii) $100 million limitation for our facilities located in fault zones within the United States; (iv) $40 million limitation for our facility located in Puerto Rico, and; (v) $250 million limitation for many of our facilities located in other states. Deductibles for flood losses vary in amount, up to a maximum of $500,000, based upon location of the facility. Since certain of our facilities have been designated by our insurer as flood prone, we have elected to purchase policies from The National Flood Insurance Program to cover a substantial portion of the applicable deductible. Property insurance for our behavioral health facilities located in the U.K. are provided on an all risk basis up to a £180 million limit that includes coverage for real and personal property as well as business interruption losses.

Other

Our accounts receivable as of September 30, 2016 and December 31, 2015 include amounts due from Illinois of approximately $25 million and $28 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $11 million as of September 30, 2016 and $12 million as of December 31, 2015, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. In addition, our accounts receivable as of September 30, 2016 and December 31, 2015 includes approximately $7 million and $80 million, respectively, due from Texas in connection with Medicaid supplemental payment programs. The $7 million due from Texas as of September 30, 2016 related to uncompensated care program and disproportionate share hospital revenues.  Although the accounts receivable due from Illinois and Texas could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois and/or Texas. Failure to ultimately collect all outstanding amounts due from these states would have an adverse impact on our future consolidated results of operations and cash flows.

As of September 30, 2016 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $127 million consisting of: (i) $105 million related to our self-insurance programs, and; (ii) $22 million of other debt and public utility guarantees.

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

In April, 2013, the OIG served facility specific subpoenas on Wekiva Springs Center and River Point Behavioral Health requesting various documents from January, 2005 to the date of the subpoenas. In July, 2013, another subpoena was issued to Wekiva Springs Center and River Point Behavioral Health requesting additional records. In October, 2013, we were advised by the DOJ’s Criminal Frauds Section that they received a referral from the DOJ Civil Division and opened an investigation of River Point Behavioral Health and Wekiva Springs Center. Subsequent subpoenas have since been issued to River Point Behavioral Health and Wekiva Springs Center requesting additional documentation. In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the suspension remains in effect. In August, 2016, we received notification from CMS that effective August 30, 2016, the payment suspension will be continued for another 180 days. We cannot predict if and/or when the facility’s suspended payments will resume. Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during the nine-month period ended September 30, 2016 or the year ended December 31, 2015, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

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

Regulatory Matters:

On July 23, 2015, Timberlawn Mental Health System (“Timberlawn”) received notification from CMS of its intent to terminate Timberlawn’s Medicare provider agreement effective August 7, 2015. This notification resulted from surveys conducted which alleged that Timberlawn was out of compliance with conditions of participation required for participation in the Medicare/Medicaid program. We filed a request for expedited administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeals Board, Civil Remedies Division, seeking review and reversal of the termination action. In conjunction with the administrative appeal, we filed litigation in the U.S District Court for the Northern District of Texas seeking a temporary restraining order and preliminary injunction to have the termination stayed pending the conclusion of the administrative appeal. The trial court denied Timberlawn’s request for a temporary restraining order and dismissed the case. Timberlawn’s provider agreement was terminated effective August 14, 2015. In September, 2015 Timberlawn reached an agreement with CMS relative to its reapplication to the Medicare/Medicaid program.  In exchange, Timberlawn agreed to dismiss its administrative appeal as well as not to pursue an appeal of the decision of the trial court. During this time, Timberlawn has remained open. In December, 2015, Timberlawn received notice from the Texas Department of State Health Services (“TDSHS”) of its intent to revoke Timberlawn’s license and impose an administrative penalty.  We appealed and contested the proposed revocation and fine. We recently reached a settlement with TDSHS which resulted in their withdrawal of the intent to revoke Timberlawn’s license and a reduced administrative penalty. Also during the third quarter of 2016, Timberlawn successfully completed all requirements of the settlement agreement with CMS which included passing the second of two required inspections. As a result, Timberlawn has been reenrolled in the Medicare program effective September 21, 2016.  Although the operating results of Timberlawn did not have a material impact on our consolidated results of operations or financial condition for the nine-month period ended September 30, 2016 or the year ended December 31, 2015, the termination of Timberlawn’s provider agreement has had a material adverse effect on the facility’s results of operations and financial condition.

Other Matters:

In late September, 2015, many hospitals in Pennsylvania, including seven of our behavioral health care hospitals located in the state, received letters from the Pennsylvania Department of Human Services (the “Department”) demanding repayment of allegedly excess Medicaid Disproportionate Share Hospital payments (“DSH”) for the federal fiscal year 2011 (“FFY2011”) amounting to approximately $4 million in the aggregate.  In September, 2016, we received similar requests for repayment for alleged DSH overpayments for FFY2012. We filed administrative appeals for all of our facilities contesting the recoupment efforts for FFYs 2011 and 2012 as we believe the Department’s calculation methodology is inaccurate and conflicts with applicable federal and state laws and regulations. The Department has agreed to postpone the recoupment of the state’s share of the DSH payments until all hospital appeals are resolved but recently started recoupment of the federal share. If the Department is ultimately successful in its demand related to FFY2011 and FFY2012, it could take similar action with regards to FFY2013 and FFY2014. Due to a change in the Pennsylvania Medicaid State Plan and implementation of a CMS-approved Medicaid Section 1115 Waiver, we do not believe the methodology applied by the Department to FFY2011 and FFY2012 is applicable to reimbursements received for Medicaid services provided after January 1, 2015 by our behavioral health care facilities located in Pennsylvania. We can provide no assurance that we will ultimately be successful in our legal and administrative appeals related to the Department’s repayment demands.  If our legal and administrative appeals are unsuccessful, our future consolidated results of operations and financial condition could be adversely impacted by these repayments.

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

	Three months ended September 30, 2016
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$4,647,578	$2,031,868	$0	$6,679,446
Gross outpatient revenues	$2,854,851	$217,571	$0	$3,072,422
Total net revenues	$1,253,866	$1,153,880	$2,126	$2,409,872
Income/(loss) before allocation of corporate overhead and income taxes	$97,542	$245,515	$(97,617)	$245,440
Allocation of corporate overhead	$(42,667)	$(38,719)	$81,386	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$54,875	$206,796	$(16,231)	$245,440
Total assets as of September 30, 2016	$3,581,425	$5,927,564	$164,650	$9,673,639

	Nine months ended September 30, 2016
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$14,295,797	$5,987,430	$0	$20,283,227
Gross outpatient revenues	$8,461,032	$668,457	$0	$9,129,489
Total net revenues	$3,794,341	$3,489,681	$6,503	$7,290,525
Income/(loss) before allocation of corporate overhead and income taxes	$420,832	$784,016	$(329,838)	$875,010
Allocation of corporate overhead	$(128,007)	$(116,161)	$244,168	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$292,825	$667,855	$(85,670)	$875,010
Total assets as of September 30, 2016	$3,581,425	$5,927,564	$164,650	$9,673,639

	Three months ended September 30, 2015
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$4,115,598	$1,876,896	$0	$5,992,494
Gross outpatient revenues	$2,444,456	$202,333	$0	$2,646,789
Total net revenues	$1,136,341	$1,089,509	$1,805	$2,227,655
Income/(loss) before allocation of corporate overhead and income taxes	$91,784	$249,812	$(93,569)	$248,027
Allocation of corporate overhead	$(49,426)	$(29,526)	$78,952	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$42,358	$220,286	$(14,617)	$248,027
Total assets as of September 30, 2015	$3,391,193	$5,458,647	$337,575	$9,187,415

	Nine months ended September 30, 2015
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$12,633,298	$5,565,391	$0	$18,198,689
Gross outpatient revenues	$7,132,212	$623,915	$16,111	$7,772,238
Total net revenues	$3,446,797	$3,272,714	$8,701	$6,728,212
Income/(loss) before allocation of corporate overhead and income taxes	$387,568	$771,667	$(306,483)	$852,752
Allocation of corporate overhead	$(148,274)	$(88,913)	$237,187	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$239,294	$682,754	$(69,296)	$852,752
Total assets as of September 30, 2015	$3,391,193	$5,458,647	$337,575	$9,187,415

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

The following table sets forth the computation of basic and diluted earnings per share for classes A, B, C and D common stockholders for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	(amounts in thousands)
	2016	2015	2016	2015
Basic and Diluted:
Net income attributable to UHS	$151,865	$150,287	$528,201	$506,779
Less: Net income attributable to unvested restricted share grants	(69)	(82)	(242)	(221)
Net income attributable to UHS – basic and diluted	$151,796	$150,205	$527,959	$506,558

Weighted average number of common shares - basic	97,118	98,858	97,278	98,924
Net effect of dilutive stock options and grants based on the treasury stock method	1,203	2,301	1,257	1,987
Weighted average number of common shares and equivalents - diluted	98,321	101,159	98,535	100,911
Earnings per basic share attributable to UHS:	$1.56	$1.52	$5.43	$5.12
Earnings per diluted share attributable to UHS:	$1.54	$1.48	$5.36	$5.02

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. There were no significant anti-dilutive stock options during the three months ended September 30, 2016.  The excluded weighted-average stock options totaled 2.0 million for the nine months ended September 30, 2016.  There were no significant anti-dilutive stock options during the three months ended September 30, 2015.  The excluded weighted-average stock options totaled 987,000 for the nine months ended September 30, 2015.  All classes of our common stock have the same dividend rights.

Stock-Based Compensation: During the three-month periods ended September 30, 2016 and 2015, compensation cost of $11.1 million and $9.2 million, respectively, was recognized related to outstanding stock options. During the nine-month periods ended September 30, 2016 and 2015, compensation cost of $34.7 million and $28.7 million, respectively, was recognized related to outstanding stock options. In addition, during the three-month periods ended September 30, 2016 and 2015, compensation cost of approximately $390,000 and $304,000, respectively, was recognized related to restricted stock.  During the nine-month periods ended September 30, 2016 and 2015, compensation cost of approximately $1.0 million and $796,000, respectively, was recognized related to restricted stock.  As of September 30, 2016 there was $93.5 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 2.8 years. There were 2,867,050 stock options granted (net of cancellations) during the first nine months of 2016 with a weighted-average grant date fair value of $23.79 per share.

The expense associated with share-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, share-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $36.4 million and $30.1 million during the nine-month periods ended September 30, 2016 and 2015, respectively. In accordance with ASC 718, excess income tax benefits related to stock based compensation are classified as cash inflows from financing activities on the Consolidated Statement of Cash Flows. During the first nine months of 2016 and 2015, we generated $36.4 million and $29.3 million, respectively, of excess income tax benefits related to stock based compensation which are reflected as cash inflows from financing activities in our Consolidated Statements of Cash Flows.

(8) Dispositions and acquisitions and purchase of third-party ownership interests

Nine-month period ended September 30, 2016:

Acquisitions:

During the first nine months of 2016, we paid approximately $136 million to acquire: (i) a 25-bed facility located in Pahrump, Nevada (acquired during the third quarter); (ii) an office building located in Pennsylvania (acquired during the third quarter) and; (iii) various other businesses and property assets.

In addition, during the second quarter of 2016, we paid $445 million in connection with the purchase of the minority ownership interests held by a third-party in our six acute care hospitals located in the Las Vegas, Nevada market which includes both the purchase price ($418 million) and return of reserve capital ($27 million). The ownership interests purchased, which range from 26.1% to 27.5%, relate to Centennial Hills Hospital Medical Center, Desert Springs Hospital, Henderson Hospital (opened October 31, 2016), Spring Valley Hospital Medical Center, Summerlin Hospital Medical Center and Valley Hospital Medical Center.

Nine-month period ended September 30, 2015:

Acquisitions:

During the first nine months of 2015, we paid approximately $183 million to acquire: (i) a 46-bed behavioral health care facility located in the U.K. (acquired during the first quarter); (ii) Alpha Hospital Holdings Limited consisting of four behavioral health care hospitals with 305 beds located in the U.K. (acquired during the third quarter), and; (iii) various other businesses, a management contract and real property assets.

Divestitures:

During the first nine months of 2015, we received approximately $3 million related to the divestiture of a small operator of behavioral health care services (sold during the third quarter).  The pre-tax gain realized on this divestiture did not have a material impact on our consolidated financial statements.

(9) Dividends

We declared and paid dividends of $9.7 million, or $.10 per share, during the third quarter of 2016 and $9.9 million or $.10 per share during the third quarter of 2015.  We declared and paid dividends of $29.2 million and $29.7 million during the nine-month periods ended September 30, 2016 and 2015, respectively.

(10) Income Taxes

As of January 1, 2016, our unrecognized tax benefits were approximately $2 million. The amount, if recognized, that would affect the effective tax rate is approximately $1 million. During the quarter ended September 30, 2016, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of September 30, 2016, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2013 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of uncertain tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

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

In August, 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which adds or clarifies guidance of the classification of certain cash receipts and payments in the statement of cash flows with the intent to alleviate diversity in practice for classifying various types of cash flows.  This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted.  We are currently evaluating the impact of this ASU on our statement of cash flows.

In April and August 2015, the FASB issued ASU No. 2015-03 and ASU No. 2015-15, “Interest- Imputation of Interest,” respectively, to simplify the presentation of debt issuance costs. The standard requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. The FASB clarified that debt issuance costs related to line-of-credit arrangements can be presented as an asset and amortized over the term of the arrangement. The guidance is effective for annual fiscal periods beginning after December 15, 2015. We adopted this standard on January 1, 2016, on a retrospective basis and adjusted prior periods presented. In connection with the adoption of this ASU, debt issuance costs of $27 million as of September 30, 2016 and $19 million as of December 31, 2015 were recorded as deductions from the carrying value of our long-term debt liabilities. The adoption of this standard had no impact on our financial position or overall results of operations.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of September 30, 2016, we owned and/or operated 25 inpatient acute care hospitals, 4 free-standing emergency departments and 213 inpatient and 19 outpatient behavioral health care facilities located in 37 states, Washington, D.C., the United Kingdom, Puerto Rico and the U.S. Virgin Islands. In addition, we have recently completed construction on a new 130-bed acute care hospital located in Henderson, Nevada, that opened on October 31, 2016. We also manage and/or own outright or in partnerships with physicians, 5 surgical hospitals and surgery and radiation oncology centers located in 5 states.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, surgical hospitals, commercial health insurer, surgery centers and radiation oncology centers accounted for 52% during each of the three and nine-month periods ended September 30, 2016 and 51% during each of the three and nine-month periods ended September 30, 2015. As a percentage of our consolidated net revenues, net revenues from our behavioral health care operations accounted for 48% during each of the three and nine-month periods ended September 30, 2016 and 49% during each of the three and nine-month periods ended September 30, 2015.

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

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 32% and 34% of our net patient revenues during the three-month periods ended September 30, 2016 and 2015, respectively, and 32% and 34% of our net patient revenues for the nine-month periods ended September 30, 2016 and 2015, respectively.  Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs, accounted for 56% and 55% of our net patient revenues during the three-month periods ended September 30, 2016 and 2015, respectively, and 56% and 54% of our net patient revenues during the nine-month periods ended September 30, 2016 and 2015, respectively.

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

The total accrual for our professional and general liability claims and workers’ compensation claims was $278 million as of September 30, 2016, of which $82 million is included in current liabilities. The total accrual for our professional and general liability claims and workers’ compensation claims was $271 million as of December 31, 2015, of which $82 million is included in current liabilities.

Recent Accounting Standards: For a summary of accounting standards, please see Note 11 to the Consolidated Financial Statements, as included herein.

Results of Operations

Three-month periods ended September 30, 2016 and 2015:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended September 30, 2016 and 2015 (dollar amounts in thousands):

	Three months ended September 30, 2016		Three months ended September 30, 2015
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$2,610,911		$2,439,071
Less: Provision for doubtful accounts	201,039		211,416
Net revenues	2,409,872	100.0%	2,227,655	100.0%
Operating charges:
Salaries, wages and benefits	1,149,729	47.7%	1,057,226	47.5%
Other operating expenses	597,270	24.8%	529,383	23.8%
Supplies expense	257,793	10.7%	242,259	10.9%
Depreciation and amortization	103,712	4.3%	99,442	4.5%
Lease and rental expense	23,799	1.0%	24,544	1.1%
EHR incentive income	0	—	(356)	(0.0)%
Subtotal-operating expenses	2,132,303	88.5%	1,952,498	87.6%
Income from operations	277,569	11.5%	275,157	12.4%
Interest expense, net	32,129	1.3%	27,130	1.2%
Income before income taxes	245,440	10.2%	248,027	11.1%
Provision for income taxes	88,175	3.7%	84,373	3.8%
Net income	157,265	6.5%	163,654	7.3%
Less: Income attributable to noncontrolling interests	5,400	0.2%	13,367	0.6%
Net income attributable to UHS	$151,865	6.3%	$150,287	6.7%

Net revenues increased 8%, or $182 million, to $2.41 billion during the three-month period ended September 30, 2016 as compared to $2.23 billion during the third quarter of 2015. The net increase was primarily attributable to: (i) a $131 million or 6% increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods (which we refer to as “same facility”), and; (ii) $51 million of other combined revenue increases consisting primarily of the revenues generated at 4 inpatient facilities and 8 outpatient centers acquired in the fourth quarter of 2015 as a result of our acquisition of Foundations Recovery Network, LLC (“Foundations”).

Income before income taxes (before deduction for income attributable to noncontrolling interests) decreased $3 million to $245 million during the three-month period ended September 30, 2016 as compared to $248 million during the comparable quarter of the prior year. The net decrease in our income before income taxes during the third quarter of 2016, as compared to the comparable quarter of 2015, was due to:

•	an increase of $6 million at our acute care facilities as discussed below in Acute Care Hospital Services;

•	a decrease of $4 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, and;
•	$5 million of other combined net decreases including a $5 million increase in interest expense due primarily to increased aggregate average outstanding borrowings.

Net income attributable to UHS increased $2 million to $152 million during the three-month period ended September 30, 2016 as compared to $150 million during the comparable prior year quarter. The increase during the third quarter of 2016, as compared to the comparable prior year quarter, consisted of:

•	a decrease of $3 million in income before income taxes, as discussed above;
•

an increase of $8 million resulting from a decrease in the income attributable to noncontrolling interests due primarily to the May, 2016 purchase of the minority ownership interests held by a third-party in six acute care hospitals located in Las Vegas, Nevada, as discussed herein, and;

•

a decrease of $3 million resulting from an increase in the provision for income taxes recorded on the $5 million increase in pre-tax income ($3 million decrease in income before income taxes plus the $8 million decrease in income attributable to noncontrolling interests).

Nine-month periods ended September 30, 2016 and 2015:

The following table summarizes our results of operations and is used in the discussion below for the nine-month periods ended September 30, 2016 and 2015 (dollar amounts in thousands):

	Nine months ended September 30, 2016		Nine months ended September 30, 2015
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$7,869,352		$7,271,852
Less: Provision for doubtful accounts	578,827		543,640
Net revenues	7,290,525	100.0%	6,728,212	100.0%
Operating charges:
Salaries, wages and benefits	3,428,801	47.0%	3,132,993	46.6%
Other operating expenses	1,744,849	23.9%	1,571,060	23.4%
Supplies expense	767,465	10.5%	721,979	10.7%
Depreciation and amortization	309,172	4.2%	295,697	4.4%
Lease and rental expense	73,057	1.0%	70,631	1.0%
EHR incentive income	0	—	(1,751)	(0.0)%
Subtotal-operating expenses	6,323,344	86.7%	5,790,609	86.1%
Income from operations	967,181	13.3%	937,603	13.9%
Interest expense, net	92,171	1.3%	84,851	1.3%
Income before income taxes	875,010	12.0%	852,752	12.7%
Provision for income taxes	306,577	4.2%	293,371	4.4%
Net income	568,433	7.8%	559,381	8.3%
Less: Income attributable to noncontrolling interests	40,232	0.6%	52,602	0.8%
Net income attributable to UHS	$528,201	7.2%	$506,779	7.5%

Net revenues increased 8%, or $562 million, to $7.29 billion during the nine-month period ended September 30, 2016 as compared to $6.73 billion during the first nine months of 2015. The net increase was primarily attributable to: (i) a $410 million or 6% increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods, and; (ii) $152 million of other combined revenue increases consisting primarily of the revenues generated at 4 behavioral health care hospitals acquired in the U.K. in connection with our acquisition of Alpha Hospitals Holdings Limited (“Alpha”) during the third quarter of 2015 and 4 inpatient facilities and 8 outpatient centers acquired during the fourth quarter of 2015 as a result of our acquisition of Foundations.

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $22 million to $875 million during the nine-month period ended September 30, 2016 as compared to $853 million during the comparable period of the prior year. The net increase in our income before income taxes during the first nine months of 2016, as compared to the comparable period of 2015, was due to:

•	an increase of $33 million at our acute care facilities as discussed below in Acute Care Hospital Services;

•	an increase of $12 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, and;
•	$23 million of other combined net decreases including an $8 million increase in interest expense due primarily to increased aggregate average outstanding borrowings.

Net income attributable to UHS increased $21 million to $528 million during the nine-month period ended September 30, 2016 as compared to $507 million during the comparable prior year period. The increase during the first nine months of 2016, as compared to the comparable prior year period, consisted of:

•	an increase of $22 million in income before income taxes, as discussed above;
•

an increase of $12 million resulting from a decrease in the income attributable to noncontrolling interests due primarily to the above-mentioned purchase of the minority ownership interests held by a third-party in six acute care hospitals located in Las Vegas, Nevada, and;

•

a decrease of $13 million resulting from an increase in the provision for income taxes recorded on the $34 million increase in pre-tax income ($22 million increase in income before income taxes plus the $12 million decrease in income attributable to noncontrolling interests).

Acute Care Hospital Services

Same Facility Basis Acute Care Hospital Services

We believe that providing our results on a “Same Facility” basis (which is a non-GAAP measure), which includes the operating results for facilities and businesses operated in both the current year and prior year periods, is helpful to our investors as a measure of our operating performance. Our Same Facility results also neutralize the impact of the EHR applications, the effect of items that are non-operational in nature including items such as, but not limited to, gains on sales of assets and businesses, impacts of settlements, legal judgments and lawsuits and other amounts that may be reflected in the current or prior year financial statements that relate to prior periods. Our Same Facility basis results reflected on the tables below also exclude from net revenues and other operating expenses, provider tax assessments incurred in each period as discussed below Sources of Revenue-Various State Medicaid Supplemental Payment Programs. However, these provider tax assessments are included in net revenues and other operating expenses as reflected in the table below under All Acute Care Hospitals. The provider tax assessments had no impact on the income before income taxes as reflected on the tables below since the amounts offset between net revenues and other operating expenses. To obtain a complete understanding of our financial performance, the Same Facility results should be examined in connection with our net income as determined in accordance with GAAP and as presented in the condensed consolidated financial statements and notes thereto as contained in this Quarterly Report on Form 10-Q.

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussion below for the three and nine-month periods ended September 30, 2016 and 2015 (dollar amounts in thousands):

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,394,161		$1,305,789		$4,209,864		$3,855,250
Less: Provision for doubtful accounts	172,292		185,232		491,033		458,879
Net revenues	1,221,869	100.0%	1,120,557	100.0%	3,718,831	100.0%	3,396,371	100.0%
Operating charges:
Salaries, wages and benefits	524,814	43.0%	482,670	43.1%	1,540,309	41.4%	1,403,659	41.3%
Other operating expenses	307,714	25.2%	271,745	24.3%	893,530	24.0%	792,745	23.3%
Supplies expense	210,036	17.2%	194,385	17.3%	620,067	16.7%	576,910	17.0%
Depreciation and amortization	58,323	4.8%	57,102	5.1%	172,899	4.6%	170,645	5.0%
Lease and rental expense	12,095	1.0%	12,612	1.1%	38,766	1.0%	37,532	1.1%
Subtotal-operating expenses	1,112,982	91.1%	1,018,514	90.9%	3,265,571	87.8%	2,981,491	87.8%
Income from operations	108,887	8.9%	102,043	9.1%	453,260	12.2%	414,880	12.2%
Interest expense, net	817	0.1%	1,099	0.1%	2,460	0.1%	3,290	0.1%
Income before income taxes	$108,070	8.8%	$100,944	9.0%	$450,800	12.1%	$411,590	12.1%

Three-month periods ended September 30, 2016 and 2015:

During the three-month period ended September 30, 2016, as compared to the comparable prior year quarter, net revenues from our acute care hospital services, on a same facility basis, increased $101 million or 9.0%. Income before income taxes (and before income attributable to noncontrolling interests) increased $7 million or 7% to $108 million or 8.8% of net revenues during the third quarter of 2016 as compared to $101 million or 9.0% of net revenues during the comparable prior year quarter.

During the three-month period ended September 30, 2016, net revenue per adjusted admission increased 3.2% and net revenue per adjusted patient day increased 4.0%, as compared to the comparable quarter of the prior year. During the three-month period ended September 30, 2016, as compared to the comparable prior year quarter, inpatient admissions to our acute care hospitals increased 4.2% and adjusted admissions (adjusted for outpatient activity) increased 4.6%. Patient days at these facilities increased 3.4% and adjusted patient days increased 3.8% during the three-month period ended September 30, 2016 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.5 days and 4.6 days during the three-month periods ended September 30, 2016 and 2015, respectively. The occupancy rate, based on the average available beds at these facilities, was 59% and 57% during the three-month periods ended September 30, 2016 and 2015, respectively.

Nine-month periods ended September 30, 2016 and 2015:

During the nine-month period ended September 30, 2016, as compared to the comparable prior year period, net revenues from our acute care hospital services, on a same facility basis, increased $322 million or 9.5%. Income before income taxes (and before income attributable to noncontrolling interests) increased $39 million or 10% to $451 million or 12.1% of net revenues during the first nine months of 2016 as compared to $412 million or 12.1% of net revenues during the comparable prior year period.

During the nine-month period ended September 30, 2016, net revenue per adjusted admission increased 2.5% and net revenue per adjusted patient day increased 4.6%, as compared to the comparable period of the prior year. During the nine-month period ended September 30, 2016, as compared to the comparable prior year period, inpatient admissions to our acute care hospitals increased 4.4% and adjusted admissions increased 5.4%. Patient days at these facilities increased 2.3% and adjusted patient days increased 3.3% during the nine-month period ended September 30, 2016 as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 4.6 days and 4.7 days during the nine-month periods ended September 30, 2016 and 2015, respectively. The occupancy rate, based on the average available beds at these facilities, was 60% during each of the nine-month periods ended September 30, 2016 and 2015.

All Acute Care Hospitals

The following table summarizes the results of operations for all our acute care operations during the three and nine-month periods ended September 30, 2016 and 2015. These amounts include: (i) our acute care results on a same facility basis, as indicated above; (ii) the impact of the implementation of EHR applications at our acute care hospitals; (iii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iv) certain other amounts including the results of a 25-bed acute care hospital located in Nevada that was acquired in August, 2016.  Dollar amounts below are reflected in thousands.

	Three months ended September 30, 2016		Three months ended September 30, 2015		Nine months ended September 30, 2016		Nine months ended September 30, 2015
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,426,749		$1,321,573		$4,285,897		$3,905,676
Less: Provision for doubtful accounts	172,883		185,232		491,556		458,879
Net revenues	1,253,866	100.0%	1,136,341	100.0%	3,794,341	100.0%	3,446,797	100.0%
Operating charges:
Salaries, wages and benefits	529,544	42.2%	482,764	42.5%	1,549,311	40.8%	1,404,581	40.8%
Other operating expenses	334,387	26.7%	287,645	25.3%	958,844	25.3%	840,029	24.4%
Supplies expense	211,017	16.8%	194,385	17.1%	621,305	16.4%	576,910	16.7%
Depreciation and amortization	67,982	5.4%	66,408	5.8%	202,079	5.3%	198,638	5.8%
Lease and rental expense	12,577	1.0%	12,612	1.1%	39,510	1.0%	37,532	1.1%
EHR incentive income	0	—	(356)	(0.0)%	0	—	(1,751)	(0.1)%
Subtotal-operating expenses	1,155,507	92.2%	1,043,458	91.8%	3,371,049	88.8%	3,055,939	88.7%
Income from operations	98,359	7.8%	92,883	8.2%	423,292	11.2%	390,858	11.3%
Interest expense, net	817	0.1%	1,099	0.1%	2,460	0.1%	3,290	0.1%
Income before income taxes	$97,542	7.8%	$91,784	8.1%	$420,832	11.1%	$387,568	11.2%

Three-month periods ended September 30, 2016 and 2015:

During the three-month period ended September 30, 2016, as compared to the comparable prior year quarter, net revenues from our acute care hospital services increased $118 million or 10.3% due primarily to the above-mentioned $101 million or 9.0% increase in net revenues on a same facility basis.  Income before income taxes increased $6 million or 6% to $98 million during the third quarter of 2016 as compared to $92 million during the third quarter of 2015. The increase in income before income taxes at our acute care facilities resulted from:

•	a $7 million increase at our acute care facilities on a same facility basis, as discussed above, and;
•	a decrease of $1 million from other combined net changes.

Nine-month periods ended September 30, 2016 and 2015:

During the nine-month period ended September 30, 2016, as compared to the comparable prior year period, net revenues from our acute care hospital services increased $348 million or 10.1% due primarily to the above-mentioned $322 million or 9.5% increase in net revenues on a same facility basis.  Income before income taxes increased $33 million or 9% to $421 million during the first nine months of 2016 as compared to $388 million during the first nine months of 2015. The increase in income before income taxes at our acute care facilities resulted from:

•	a $39 million increase at our acute care facilities on a same facility basis, as discussed above, and;
•	a decrease of $6 million from other combined net changes.

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts the reported amounts in future periods for the provision for doubtful accounts and other accounts such as Medicaid pending. Although the patient’s ultimate eligibility determination may result in amounts being reclassified among these accounts from period to period, these reclassifications did not have a material impact on our results of operations during the three and nine-month periods ended September 30, 2016 and 2015 since our facilities make estimates at each financial reporting period to reserve for amounts that are deemed to be uncollectible.

We also provide discounts to uninsured patients (included in “uninsured discounts” amounts below) who do not qualify for Medicaid or charity care. Because we do not pursue collection of amounts classified as uninsured discounts, they are not reported in our net revenues or in our net accounts receivable. In implementing the discount policy, we first attempt to qualify uninsured patients for governmental programs, charity care or any other discount program. If an uninsured patient does not qualify for these programs, the uninsured discount is applied. Our accounts receivable are recorded net of allowance for doubtful accounts of $428 million and $399 million at September 30, 2016 and December 31, 2015, respectively.

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three and nine-month periods ended September 30, 2016 and 2015:

Uncompensated care:

Amounts in millions	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2016	%	2015	%	2016	%	2015	%
Charity care	$175	47%	$132	41%	$508	48%	$381	44%
Uninsured discounts	195	53%	190	59%	547	52%	491	56%
Total uncompensated care	$370	100%	$322	100%	$1,055	100%	$872	100%

As reflected on the tables above in All Acute Care Hospitals, the provision for doubtful accounts at our acute care hospitals amounted to approximately $173 million and $185 million during the three-month periods ended September 30, 2016 and 2015, respectively, and approximately $492 million and $459 million during the nine-month periods ended September 30, 2016 and 2015, respectively.

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

Estimated cost of providing uncompensated care

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Amounts in millions	2016	2015	2016	2015
Estimated cost of providing charity care	$27	$21	$76	$59
Estimated cost of providing uninsured discounts related care	30	30	81	76
Estimated cost of providing uncompensated care	$57	$51	$157	$135

Behavioral Health Services

Our Same Facility basis results (which is a non-GAAP measure), which include the operating results for facilities and businesses operated in both the current year and prior year period, neutralize the effect of items that are non-operational in nature including items such as, but not limited to, gains on sales of assets and businesses, impacts of settlements, legal judgments and lawsuits and other amounts that may be reflected in the current or prior year financial statements that relate to prior periods. Our Same Facility basis results reflected on the tables below also exclude from net revenues and other operating expenses, provider tax assessments incurred in each period as discussed below Sources of Revenue-Various State Medicaid Supplemental Payment Programs. However, these provider tax assessments are included in net revenues and other operating expenses as reflected in the table below under All Behavioral Health Care Facilities. The provider tax assessments had no impact on the income before income taxes as reflected on the tables below since the amounts offset between net revenues and other operating expenses. To obtain a complete understanding of our financial performance, the Same Facility results should be examined in connection with our net income as determined in accordance with GAAP and as presented in the condensed consolidated financial statements and notes thereto as contained in this Quarterly Report on Form 10-Q.

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the three and nine-month periods ended September 30, 2016 and 2015 (dollar amounts in thousands):

Same Facility—Behavioral Health

	Three months ended September 30, 2016		Three months ended September 30, 2015		Nine months ended September 30, 2016		Nine months ended September 30, 2015
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,126,438		$1,095,407		$3,377,412		$3,288,111
Less: Provision for doubtful accounts	27,933		26,227		85,688		84,371
Net revenues	1,098,505	100.0%	1,069,180	100.0%	3,291,724	100.0%	3,203,740	100.0%
Operating charges:
Salaries, wages and benefits	550,675	50.1%	518,862	48.5%	1,622,515	49.3%	1,542,166	48.1%
Other operating expenses	214,542	19.5%	209,578	19.6%	628,943	19.1%	617,354	19.3%
Supplies expense	47,611	4.3%	48,317	4.5%	140,843	4.3%	142,378	4.4%
Depreciation and amortization	31,720	2.9%	30,403	2.8%	94,671	2.9%	89,463	2.8%
Lease and rental expense	10,091	0.9%	11,445	1.1%	29,686	0.9%	31,058	1.0%
Subtotal-operating expenses	854,639	77.8%	818,605	76.6%	2,516,658	76.5%	2,422,419	75.6%
Income from operations	243,866	22.2%	250,575	23.4%	775,066	23.5%	781,321	24.4%
Interest expense, net	429	0.0%	478	0.0%	1,327	0.0%	1,418	0.0%
Income before income taxes	$243,437	22.2%	$250,097	23.4%	$773,739	23.5%	$779,903	24.3%

Three-month periods ended September 30, 2016 and 2015:

On a same facility basis during the third quarter of 2016, as compared to the third quarter of 2015, net revenues generated from our behavioral health services increased 2.7% or $29 million to $1.10 billion from $1.07 billion. Income before income taxes decreased $7 million or 3% to $243 million or 22.2% of net revenues during the three-month period ended September 30, 2016, as compared to $250 million or 23.4% of net revenues during the comparable prior year quarter.

During the three-month period ended September 30, 2016, net revenue per adjusted admission increased 1.2% and net revenue per adjusted patient day increased 1.5%, as compared to the comparable quarter of 2015. On a same facility basis, inpatient admissions to our behavioral health facilities increased 1.7% and adjusted admissions increased 1.3% during the three-month period ended September 30, 2016 as compared to the comparable quarter of 2015. Patient days and adjusted patient days increased 1.6% and 1.1%, respectively, during the three-month period ended September 30, 2016 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities remained unchanged at 12.9 days during each of the three-month periods ended September 30, 2016 and 2015. The occupancy rate, based on the average available beds at these facilities, was 75% during each of the three-month periods ended September 30, 2016 and 2015.

In certain markets in which we operate, the ability of our behavioral health facilities to fully meet the demand for their services has been unfavorably impacted by a shortage of clinicians which includes psychiatrists, nurses and mental health technicians which has, at times, caused the closure of a portion of available bed capacity. As a result, we have instituted certain initiatives at the impacted facilities designed to enhance recruitment and retention of clinical staff.  Although we believe the impact on these facilities is temporary, we can provide no assurance that these factors will not continue to unfavorably impact our patient volumes, to some degree, throughout the remainder of 2016.

Nine-month periods ended September 30, 2016 and 2015:

On a same facility basis during the first nine months of 2016, as compared to the comparable period of 2015, net revenues generated from our behavioral health services increased 2.7% or $88 million to $3.29 billion from $3.20 billion. Income before income taxes decreased 1% or $6 million to $774 million or 23.5% of net revenues during the nine-month period ended September 30, 2016, as compared to $780 million or 24.3% of net revenues during the comparable prior year period.

During the nine-month period ended September 30, 2016, net revenue per adjusted admission increased 1.9% and net revenue per adjusted patient day increased 1.7%, as compared to the comparable period of 2015. On a same facility basis, inpatient admissions to our behavioral health facilities increased 1.1% and adjusted admissions increased 0.7% during the nine-month period ended September 30, 2016 as compared to the comparable period of 2015. Patient days and adjusted patient days increased 1.1% and 0.9%, respectively, during the nine-month period ended September 30, 2016 as compared to the comparable prior year period. The average length of inpatient stay at these facilities remained unchanged at 12.8 days during each of the nine-month periods ended September 30, 2016 and 2015. The occupancy rate, based on the average available beds at these facilities, was 76% and 77% during the nine-month periods ended September 30, 2016 and 2015, respectively.

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care facilities during the three and nine-month periods ended September 30, 2016 and 2015 which includes our behavioral health results on a same facility basis, the impact of the facilities acquired or opened within the previous twelve months, and the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes (dollar amounts in thousands):

	Three months ended September 30, 2016		Three months ended September 30, 2015		Nine months ended September 30, 2016		Nine months ended September 30, 2015
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,182,041		$1,115,690		$3,576,957		$3,357,358
Less: Provision for doubtful accounts	28,161		26,181		87,276		84,644
Net revenues	1,153,880	100.0%	1,089,509	100.0%	3,489,681	100.0%	3,272,714	100.0%
Operating charges:
Salaries, wages and benefits	571,070	49.5%	523,743	48.1%	1,703,222	48.8%	1,559,774	47.7%
Other operating expenses	242,949	21.1%	223,947	20.6%	720,678	20.7%	672,362	20.5%
Supplies expense	49,244	4.3%	48,610	4.5%	146,244	4.2%	143,524	4.4%
Depreciation and amortization	33,584	2.9%	31,100	2.9%	101,003	2.9%	91,463	2.8%
Lease and rental expense	11,098	1.0%	11,819	1.1%	33,216	1.0%	32,506	1.0%
Subtotal-operating expenses	907,945	78.7%	839,219	77.0%	2,704,363	77.5%	2,499,629	76.4%
Income from operations	245,935	21.3%	250,290	23.0%	785,318	22.5%	773,085	23.6%
Interest expense, net	420	0.0%	478	0.0%	1,302	0.0%	1,418	0.0%
Income before income taxes	$245,515	21.3%	$249,812	22.9%	$784,016	22.5%	$771,667	23.6%

Three-month periods ended September 30, 2016 and 2015:

During the three-month period ended September 30, 2016, as compared to the comparable prior year quarter, net revenues generated from our behavioral health services increased $64 million or 5.9% due to: (i) the above-mentioned $29 million or 2.7% increase in net revenues on a same facility basis, and; (ii) $35 million of other combined net increases consisting primarily of the revenues generated at the 4 inpatient facilities and 8 outpatient centers acquired during the fourth quarter of 2015 in connection with our acquisition of Foundations.

Income before income taxes decreased $4 million or 2% to $246 million or 21.3% of net revenues during the third quarter of 2016 as compared to $250 million or 22.9% during the third quarter of 2015. The increase resulted from: (i) a $7 million decrease at our behavioral health care facilities on a same facility basis, as discussed above, and; (ii) other combined net increase of $2 million due primarily to the income before income taxes generated during the third quarter of 2016 at the facilities acquired in the Foundations transaction.

Nine-month periods ended September 30, 2016 and 2015:

During the nine-month period ended September 30, 2016, as compared to the comparable prior year period, net revenues generated from our behavioral health services increased $217 million or 6.6% due to: (i) the above-mentioned $88 million or 2.7% increase in net revenues on a same facility basis, and; (ii) $129 million of other combined net increases consisting primarily of the revenues generated at the facilities acquired in the Alpha and Foundations transactions.

Income before income taxes increased $12 million or 2% to $784 million or 22.5% of net revenues during the first nine months of 2016 as compared to $772 million or 23.6% during the comparable period of 2015. The increase resulted primarily from the income before income taxes generated during the first nine months of 2016 at the facilities acquired in the Alpha and Foundations transactions.

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

The following table shows the approximate percentages of net patient revenue for the three and nine-month periods ended September 30, 2016 and 2015 presented on: (i) a combined basis for both our acute care and behavioral health facilities; (ii) for our acute care facilities only, and; (iii) for our behavioral health facilities only. Net patient revenue is defined as revenue from all sources after deducting contractual allowances and discounts from established billing rates, which we derived from various sources of payment for the periods indicated.

Acute Care and Behavioral Health Facilities Combined	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Third Party Payors:
Medicare	20%	21%	20%	21%
Medicaid	12%	13%	12%	13%
Managed Care (HMO and PPOs)	56%	55%	56%	54%
Other Sources	12%	11%	12%	12%
Total	100%	100%	100%	100%

Acute Care Facilities	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Third Party Payors:
Medicare	25%	25%	25%	26%
Medicaid	7%	8%	7%	7%
Managed Care (HMO and PPOs)	64%	65%	64%	63%
Other Sources	4%	2%	4%	4%
Total	100%	100%	100%	100%

Behavioral Health Facilities	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Third Party Payors:
Medicare	16%	17%	15%	17%
Medicaid	16%	18%	16%	19%
Managed Care (HMO and PPOs)	49%	44%	48%	45%
Other Sources	19%	21%	21%	19%
Total	100%	100%	100%	100%

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

In November, 2016, CMS published its OPPS final rule for 2017. The hospital market basket increase is 2.7%. The Medicare statute requires a productivity adjustment reduction of 0.3% and 0.75% reduction to the 2017 OPPS market basket resulting in a 2017 OPPS market basket update at 1.65%. When other statutorily required adjustments and hospital patient service mix are considered, we estimate that our overall Medicare OPPS update for 2017 will aggregate to a net increase of 1.5% which includes a -1.3% decrease to behavioral health division partial hospitalization rates. When the behavioral health division’s partial hospitalization rate impact is excluded, we estimate that our Medicare 2017 OPPS payments will result in a 2.1% increase in payment levels for our acute care division, as compared to 2016.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The South Carolina and Texas DSH programs were renewed for each state’s 2017 DSH fiscal year (covering the period of October 1, 2016 through September 30, 2017). During the second quarter of 2015, the Texas Health and Human Services Commission (“THHSC”) finalized DSH payments for federal fiscal year 2014 which resulted in a $6 million annualized reduction in our Texas Medicaid DSH payments retroactive to October, 2013. In connection with these DSH programs, included in our financial results was an aggregate of $11 million during each of the three-month periods ended September 30, 2016 and 2015, respectively, and $29 million and $26 million during the nine-month period ended September 30, 2016 and September 30, 2015, respectively. We expect reimbursements to our hospitals, pursuant to the 2017 fiscal year programs for Texas and South Carolina, to be at amounts similar to each state’s 2016 fiscal year amounts.

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

Under the various state Medicaid supplemental payment programs including the impact of the below-mentioned Uncompensated Care and Upper Payment Limit programs, the Texas Delivery System Reform Incentive program and the Nevada state plan amendment, we earned revenues (before Provider Taxes) of approximately $80 million and $65 million during the three-month periods ended September 30, 2016 and 2015, respectively, and $240 million and $228 million during the nine-month periods ended September 30, 2016 and 2015, respectively. These revenues were offset by Provider Taxes of $42 million and $30 million during the three-month periods ended September 30, 2016 and 2015, and $117 million and $97 million during the nine-month periods ended September 30, 2016 and 2015, respectively, which are recorded in other operating expenses on the Condensed Consolidated Statements of Income as

included herein.  We estimate that our aggregate net revenues/benefit from the various state Medicaid supplemental payment programs (including Provider Tax programs) will approximate $176 million (net of Provider Taxes of $164 million) during the year ended December 31, 2016. The aggregate net benefit is earned from multiple states and therefore no particular state’s portion is individually material to our consolidated financial statements. However, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our consolidated future results of operations.

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

We recorded net revenues/benefit from UC and affiliated hospital indigent care revenues of $9 million and $14 million during the three-month periods ended September 30, 2016 and 2015, respectively, and $36 million and $48 million during the nine-month periods ended September 30, 2016 and 2015, respectively. These amounts are net of Provider Taxes of $5 million and $2 million during the third quarters of 2016 and 2015, respectively, and $8 million and $5 million during the nine-month periods ended September 30, 2016 and 2015, respectively. If the applicable hospital district or county makes IGTs consistent with 2015 levels, we believe we would be entitled to aggregate net revenues/benefit earned pursuant to these programs of approximately $47 million (net of Provider Taxes of $10 million) during the year ended December 31, 2016.

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

For state fiscal year 2016, Texas Medicaid operated under a CMS-approved Section 1115 five-year Medicaid waiver demonstration program. During the first five years of this program that started in state fiscal year 2012, the THHSC transitioned away from UPL payments to new waiver incentive payment programs, UC payments and Delivery System Reform Incentive Payments (“DSRIP”). During the first year of transition, which commenced on October 1, 2011, THHSC made payments to Medicaid UPL recipient providers that received payments during the state’s prior fiscal year. During demonstration years two through five (October 1, 2012 through September 30, 2016), THHSC continued to make incentive payments under the program after certain qualifying criteria are met by hospitals. Supplemental payments are also subject to aggregate statewide caps based on CMS approved Medicaid waiver amounts.  In May, 2016, CMS approved a 15-month extension of the 1115 Waiver until December 31, 2017 at terms relatively consistent with current Waiver terms and conditions.  The UC and DSRIP pools will continue to be funded at their current levels of $3.1 billion annually on a pro rata basis.

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

Included in our financial results during each of the nine-month periods ended September 30, 2016 and 2015, were $10 million of net DSRIP revenues/benefit, all of which was earned during the first six months of each year. These amounts were net of provided taxes of $6 million during each of the nine-month periods ended September 30, 2016 and 2015. Although we can provide no assurance that we will ultimately qualify for additional DSRIP revenues, subject to CMS’s approval and other conditions as outlined above, we estimate that we may be entitled to additional DSRIP revenues/benefit of approximately $27 million (net of Provider Taxes of $18 million) during the year ended December 31, 2016.

Nevada SPA:

In Nevada, CMS approved a state plan amendment (“SPA”) in August, 2014 that implemented a hospital supplemental payment program retroactive to January 1, 2014 and effective to September 30, 2015. In September, 2015, CMS also approved the successor supplemental payment program retroactive to July 1, 2015 to September 30, 2016.  In connection with this program, our financial results included approximately $4 million and $3 million during the three-month periods ended September 30, 2016 and 2015, respectively, and $9 million and $7 million during the nine-month periods ended September 30, 2016 and 2015, respectively. We estimate that our reimbursements pursuant to this program will approximate $14 million during the year ended December 31, 2016.

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

In connection with the implementation of EHR applications at our acute care hospitals, our consolidated results of operations include unfavorable pre-tax impacts, related primarily to depreciation and amortization expense, of approximately $9 million and $8 million during the three-month periods ended September 30, 2016 and 2015, respectively, and $25 million and $23 million during the nine-month periods ended September 30, 2016 and 2015, respectively.

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

Other Operating Results

Interest Expense:

As reflected on the schedule below, interest expense was $32 million and $27 million during the three-month periods ended September 30, 2016 and 2015, respectively, and $92 million and $85 million during the nine month periods ended September 30, 2016 and 2015, respectively (amounts in thousands):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Revolving credit & demand notes	$578	$554	$3,917	$1,872
$400 million, 7.125% Senior Notes due 2016 (d.)	-	7,124	12,031	21,372
$300 million, 3.75% Senior Notes due 2019	2,812	2,813	8,437	8,438
$700 million, 4.75% Senior Notes due 2022, net (a.)	8,070	3,562	16,558	10,687
$400 million, 5.00% Senior Notes due 2026 (b.)	5,000	0	6,556	0
Term loan facility A (c.)	9,663	7,539	26,637	22,586
Accounts receivable securitization program (e.)	1,130	646	3,540	2,175
Subtotal-revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	27,253	22,238	77,676	67,130
Interest rate swap expense, net	2,146	1,642	6,606	7,822
Amortization of financing fees	2,221	1,761	5,985	5,282
Other combined interest expense	1,246	1,549	3,811	4,728
Capitalized interest on major projects	(712)	(55)	(1,839)	(96)
Interest income	(25)	(5)	(68)	(15)
Interest expense, net	$32,129	$27,130	$92,171	$84,851

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

Interest expense increased $5 million during the three-month period ended September 30, 2016, and $7 million during the nine-month period ended September 30, 2016, as compared to the comparable periods of 2015.  The increases were due primarily to an increase in the aggregate average outstanding borrowings related to our revolving credit, demand notes, senior notes, term loan facilities and accounts receivable securitization program.

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three and nine-month periods ended September 30, 2016 and 2015 (dollar amounts in thousands):

	Three months ended		Nine month ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Provision for income taxes	$88,175	$84,373	$306,577	$293,371
Income before income taxes	245,440	248,027	875,010	852,752
Effective tax rate	35.9%	34.0%	35.0%	34.4%

In May, 2016, we purchased third-party minority ownership interests in six acute care hospitals located in Las Vegas, Nevada.  Prior to that date, outside owners held various noncontrolling, minority ownership interests in seven of our acute care facilities (excluding a new acute care hospital located in Henderson, Nevada which was completed and opened in October, 2016) and one behavioral health care facility. Each of these facilities are owned and operated by limited liability companies (“LLC”) or limited partnerships (“LP”). As a result, since there is no income tax liability incurred at the LLC/LP level (since it passes through to the members/partners), the net income attributable to noncontrolling interests does not include any income tax provision/benefit. When computing the provision for income taxes, as reflected on our consolidated statements of income, the net income attributable to noncontrolling interests is deducted from income before income taxes since it represents the third-party members’/partners’ share of the income generated by the joint-venture entities. In addition to providing the effective tax rates, as indicated above (as calculated from dividing the provision for income taxes by the income before income taxes as reflected on the consolidated statements of income), we believe it is helpful to our investors that we also provide our effective tax rate as calculated after giving effect to the portion of our pre-tax income that is attributable to the third-party members/partners.

The effective tax rates, as calculated by dividing the provision for income taxes by the difference in income before income taxes, minus net income attributable to noncontrolling interests, were as follows for the three and nine-month periods ended September 30, 2016 and 2015 (dollar amounts in thousands):

	Three months ended		Nine month ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Provision for income taxes	$88,175	$84,373	$306,577	$293,371

Income before income taxes	245,440	248,027	875,010	852,752
Less: Net income attributable to noncontrolling interests	(5,400)	(13,367)	(40,232)	(52,602)
Income before income taxes and after net income
attributable to noncontrolling interests	240,040	234,660	834,778	800,150
Effective tax rate	36.7%	36.0%	36.7%	36.7%

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $1.10 billion during the nine-month period ended September 30, 2016 and $796 million during the comparable period of 2015. The net increase of $304 million was primarily attributable to the following:

•	a favorable change of $30 million due to an increase in net income plus/minus depreciation and amortization expense, stock-based compensation expense and gain on sale of assets and businesses;
•	a $179 million favorable change in other working capital accounts due primarily to favorable changes in accrued compensation and accounts payable resulting from the timing of disbursements;
•	a $44 million favorable change in cash flows from forward exchange contracts related to our investment in foreign operations;
•	a $54 million favorable change in accounts receivable, and;
•	$3 million of other combined net unfavorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the nine-month periods. The result is divided into the accounts receivable balance at September 30th of each year to obtain the DSO. Our DSO were 49 days at September 30, 2016 and 54 days at September 30, 2015.

Our accounts receivable as of September 30, 2016 and December 31, 2015 include amounts due from Illinois of approximately $25 million and $28 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $11 million as of September 30, 2016 and $12 million as of December 31, 2015, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. In addition, our accounts receivable as of September 30, 2016 and December 31, 2015 includes approximately $7 million and $80 million, respectively, due from Texas in connection with Medicaid supplemental payment programs. The $7 million due from Texas as of September 30, 2016 related to uncompensated care program and disproportionate share hospital revenues. Although the accounts receivable due from Illinois and Texas could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois and/or Texas. Failure to ultimately collect all outstanding amounts due from these states would have an adverse impact on our future consolidated results of operations and cash flows.

Net cash used in investing activities

The $532 million of net cash used in investing activities during the first nine months of 2016 consisted of: (i) $396 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities and the construction costs related to Henderson Hospital, a newly constructed 130-bed acute care facility that was completed and opened on October 31, 2016, and; (ii) $136 million spent related to the acquisition of businesses and property, including the acquisition cost of Desert View Hospital, a 25-bed facility located in Pahrump, Nevada and an office building located in Pennsylvania, both of which were acquired during the third quarter.

The $450 million of net cash used in investing activities during the first nine months of 2015 consisted of: (i) $270 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities; (ii) $183 million spent related to the acquisition of businesses and property including the acquisition of a 46-bed behavioral health care facility located in the U.K. (acquired during the first quarter), the acquisition of Alpha Hospitals Holdings Limited consisting of four behavioral health care hospitals with 305 beds located in the U.K., and various other businesses, a management contract and real property assets, and; (iii) $3 million received related to the divestiture of a small operator of behavioral health care services (sold during the third quarter).

Net cash used in financing activities

During the first nine months of 2016, we used $564 million of net cash in financing activities as follows:

•

spent $815 million on net repayments of debt as follows: (i) $400 million related to the 7.125% senior secured notes that matured in June, 2016; (ii) $300 million related to our revolving credit facility; (iii) $75 million related to our accounts receivable securitization program; (iv) $33 million related to our term loan A facility, and; (v) $7 million related to other debt facilities;

•

generated $1.026 billion of proceeds related to new borrowings as follows: (i) $406 million received in connection with the issuance of additional 4.75% senior secured notes due in 2022; (ii) $400 million received from the issuance of 5.0% senior secured notes due in 2026; (iii) $200 million of additional borrowings pursuant to our term loan A facility, and; (iv) $20 million of additional borrowings pursuant to our revolving credit facility;
•	spent $418 million to purchase third-party minority ownership interests in our six acute care hospitals located in Las Vegas, Nevada;
•

spent $297 million to repurchase shares of our Class B Common Stock in connection with: (i) income tax withholding obligations related to stock-based compensation programs ($44 million), and; (ii) open market purchases pursuant to our $800 million stock repurchase program ($253 million);

•	spent $61 million to pay profit distributions related to noncontrolling interests in majority owned businesses;
•	generated $36 million of excess income tax benefits related to stock-based compensation;
•	spent $29 million to pay quarterly cash dividends of $.10 per share;
•	spent $12 million on financing costs, and;
•	generated $6 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

During the first nine months of 2015, we used $339 million of net cash in financing activities as follows:

•

spent $207 million on net repayments of debt as follows: (i) $140 million related to our revolving credit facility; (ii) $30 million related to our accounts receivable securitization program; (iii) $33 million related to our term loan A facility, and; (v) $4 million related to other debt facilities;

•	generated $16 million of proceeds from new borrowings pursuant to our short-term, on-demand credit facility;
•

spent $130 million to repurchase shares of our Class B Common Stock in connection with: (i) income tax withholding obligations related to stock-based compensation programs ($33 million), and; (ii) open market purchases pursuant to our $800 million stock repurchase program ($97 million);

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

Expected Capital Expenditures During the Remainder of 2016:

During the remaining three months of 2016, we expect to spend approximately $120 million to $140 million on capital expenditures which includes expenditures for capital equipment, renovations, new projects at existing hospitals. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

On June  7, 2016, we entered into a  Fifth Amendment (the “Fifth Amendment”) to our credit agreement dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012, May 16, 2013 and August 7, 2014, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders (“Credit Agreement”). The Fifth Amendment increased the size of the term loan A facility by $200 million and those proceeds were utilized to repay outstanding borrowings under the revolving credit facility of the Credit Agreement. The Credit Agreement, as amended, which is scheduled to mature in August, 2019, consists of: (i) an $800 million revolving credit facility ($20 million of borrowings outstanding as of September 30, 2016), and; (ii) a term loan A facility with $1.886 billion of borrowings outstanding as of September 30, 2016.

Borrowings under the Credit Agreement bear interest at either (1) the ABR rate which is defined as the rate per annum equal to, at our election: the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit and term loan-A borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to

2.25% for revolving credit and term loan-A borrowings. As of September 30, 2016, the applicable margins were 0.50% for ABR-based loans and 1.50% for LIBOR-based loans under the revolving credit and term loan-A facilities.

As of September 30, 2016, we had $20 million of borrowings outstanding pursuant to the terms of our $800 million revolving credit facility and we had $746 million of available borrowing capacity net of $34 million of outstanding letters of credit. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, certain real estate assets and assets held in joint-ventures with third-parties) and our material subsidiaries and guaranteed by our material subsidiaries.

Pursuant to the terms of the Credit Agreement, term loan-A quarterly installment payments of approximately $22 million are scheduled from the fourth quarter of 2016 through June, 2019.  Previously, approximately $11 million of quarterly installment payments were made from the fourth quarter of 2014 through the third quarter of 2016.

Pursuant to the terms of our $400 million accounts receivable securitization program with a group of conduit lenders and liquidity banks (“Securitization”), which is scheduled to mature in December, 2018, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At September 30, 2016, we had $325 million of outstanding borrowings and $75 million of additional borrowing capacity pursuant to the terms of the Securitization.

As of September 30, 2016, we had combined aggregate principal of $1.4 billion from the following senior secured notes:

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

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of September 30, 2016.

At September 30, 2016, the carrying value and fair value of our debt were approximately $3.6 billion and $3.7 billion, respectively. At December 31, 2015, the carrying value and fair value of our debt were each approximately $3.5 billion.  The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was 45% at each of September 30, 2016 and December 31, 2015.

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

Off-Balance Sheet Arrangements

During the three months ended September 30, 2016, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2015.

As of September 30, 2016 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $127 million consisting of: (i) $105 million related to our self-insurance programs, and; (ii) $22 million of other debt and public utility guarantees.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended September 30, 2016. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.   Controls and Procedures

As of September 30, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April, 2013, the OIG served facility specific subpoenas on Wekiva Springs Center and River Point Behavioral Health requesting various documents from January, 2005 to the date of the subpoenas. In July, 2013, another subpoena was issued to Wekiva Springs Center and River Point Behavioral Health requesting additional records. In October, 2013, we were advised by the DOJ’s Criminal Frauds Section that they received a referral from the DOJ Civil Division and opened an investigation of River Point Behavioral Health and Wekiva Springs Center. Subsequent subpoenas have since been issued to River Point Behavioral Health and Wekiva Springs Center requesting additional documentation. In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the suspension remains in effect. In August, 2016, we received notification from CMS that effective August 30, 2016, the payment suspension will be continued for another 180 days. We cannot predict if and/or when the facility’s suspended payments will resume. Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during the nine-month period ended September 30, 2016 or the year ended December 31, 2015, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

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

Regulatory Matters:

On July 23, 2015, Timberlawn Mental Health System (“Timberlawn”) received notification from CMS of its intent to terminate Timberlawn’s Medicare provider agreement effective August 7, 2015. This notification resulted from surveys conducted which alleged that Timberlawn was out of compliance with conditions of participation required for participation in the Medicare/Medicaid program. We filed a request for expedited administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeals Board, Civil Remedies Division, seeking review and reversal of the termination action. In conjunction with the administrative appeal, we filed litigation in the U.S District Court for the Northern District of Texas seeking a temporary restraining order and preliminary injunction to have the termination stayed pending the conclusion of the administrative appeal. The trial court denied Timberlawn’s request for a temporary restraining order and dismissed the case. Timberlawn’s provider agreement was terminated effective August 14, 2015. In September, 2015 Timberlawn reached an agreement with CMS relative to its reapplication to the Medicare/Medicaid program.  In exchange, Timberlawn agreed to dismiss its administrative appeal as well as not to pursue an appeal of the decision of the trial court. During this time, Timberlawn has remained open. In December, 2015, Timberlawn received notice from the Texas Department of State Health Services (“TDSHS”) of its intent to revoke Timberlawn’s license and impose an administrative penalty.  We appealed and contested the proposed revocation and fine. We recently reached a settlement with TDSHS which resulted in their withdrawal of the intent to revoke Timberlawn’s license and a reduced administrative penalty. Also during the third quarter of 2016, Timberlawn successfully completed all requirements of the settlement agreement with CMS which included passing the second of two required inspections. As a result, Timberlawn has been reenrolled in the Medicare program effective September 21, 2016.  Although the operating results of Timberlawn did not have a material impact on our consolidated results of operations or financial condition for the nine-month period ended September 30, 2016 or the year ended December 31, 2015, the termination of Timberlawn’s provider agreement has had a material adverse effect on the facility’s results of operations and financial condition.

Other Matters:

In late September, 2015, many hospitals in Pennsylvania, including seven of our behavioral health care hospitals located in the state, received letters from the Pennsylvania Department of Human Services (the “Department”) demanding repayment of allegedly excess Medicaid Disproportionate Share Hospital payments (“DSH”) for the federal fiscal year 2011 (“FFY2011”) amounting to approximately $4 million in the aggregate. In September, 2016, we received similar requests for repayment for alleged DSH overpayments for FFY2012. We filed administrative appeals for all of our facilities contesting the recoupment efforts for FFYs 2011 and 2012 as we believe the Department’s calculation methodology is inaccurate and conflicts with applicable federal and state laws and regulations. The Department has agreed to postpone the recoupment of the state’s share of the DSH payments until all hospital appeals are resolved but recently started recoupment of the federal share. If the Department is ultimately successful in its demand related to FFY2011 and FFY2012, it could take similar action with regards to FFY2013 and FFY2014. Due to a change in the Pennsylvania Medicaid State Plan and implementation of a CMS-approved Medicaid Section 1115 Waiver, we do not believe the methodology applied by the Department to FFY2011 and FFY2012 is applicable to reimbursements received for Medicaid services provided after January 1, 2015 by our behavioral health care facilities located in Pennsylvania. We can provide no assurance that we will ultimately be successful in our legal and administrative appeals related to the Department’s repayment demands.  If our legal and administrative appeals are unsuccessful, our future consolidated results of operations and financial condition could be adversely impacted by these repayments.

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

There is no expiration date for our stock repurchase program. As reflected below, during the three-month period ended September 30, 2016,  458,410 shares ($56.6 million in the aggregate) were repurchased pursuant to the terms of our stock repurchase program and 10,547 shares were repurchased in connection with income tax withholding obligations resulting from the exercise of stock options.

During the period of July 1, 2016 through September 30, 2016, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid for shares purchased as part of publicly announced program (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands)
July, 2016	—	6,711	—	N/A	—	N/A	N/A	—	$394,334
August, 2016	—	433,184	—	N/A	430,000	$123.89	$53,272	—	341,062
September, 2016	—	29,062	—	N/A	28,410	118.68	3,372	—	337,690
Total July through September	—	468,957	—	N/A	458,410	$123.57	$56,644

Dividends

During the quarter ended September 30, 2016, we declared and paid dividends of $.10 per share.

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

Universal Health Services, Inc.
(Registrant)

Date: November 8, 2016	/s/ Alan B. Miller
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