Form 10-K
period 2016-12-31
UNIVERSAL HEALTH SERVICES INC
filed 2017-02-28
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The aggregate market value of voting stock held by non-affiliates at June 30, 2016 was $11.9 billion. (For the purpose of this calculation, it was assumed that Class A, Class C, and Class D Common Stock, which are not traded but are convertible share-for-share into Class B Common Stock, have the same market value as Class B Common Stock. Also, for purposes of this calculation only, all directors are deemed to be affiliates.)

The number of shares of the registrant’s Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, and Class D Common Stock, $.01 par value, outstanding as of January 31, 2017, were 6,595,308; 89,315,389; 663,940 and 22,100, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for our 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2016 (incorporated by reference under Part III).

UNIVERSAL HEALTH SERVICES, INC.

2016 FORM 10-K ANNUAL REPORT

Exhibit Index

This Annual Report on Form 10-K is for the year ended December 31, 2016. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Annual Report.

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

Our principal business is owning and operating, through our subsidiaries, acute care hospitals and outpatient facilities and behavioral health care facilities.

As of February 28, 2017, we owned and/or operated 319 inpatient facilities and 33 outpatient and other facilities including the following located in 37 states, Washington, D.C., the United Kingdom, Puerto Rico and the U.S. Virgin Islands:

Acute care facilities located in the U.S.:

•	26 inpatient acute care hospitals;
•	4 free-standing emergency departments, and;
•	4 outpatient surgery/cancer care centers & 1 surgical hospital.

Behavioral health care facilities (293 inpatient facilities and 24 outpatient facilities):

Located in the U.S.:

•	189 inpatient behavioral health care facilities, and;
•	20 outpatient behavioral health care facilities.

Located in the U.K.:

•	100 inpatient behavioral health care facilities, and;
•	2 outpatient behavioral health care facilities.

Located in Puerto Rico and the U.S. Virgin Islands:

•	4 inpatient behavioral health care facilities, and;
•	2 outpatient behavioral health care facility.

In late December, 2016, we completed the acquisition of Cambian Group, PLC’s adult services’ division (the “Cambian Adult Services”) for a total purchase price of approximately $473 million. The Cambian Adult Services division consists of 79 inpatient and 2 outpatient behavioral health facilities located in the U.K. The Competition and Markets Authority (“CMA”) in the U.K. is currently reviewing our acquisition of the Cambian Adult Services. We estimate that the CMA’s review of our acquisition will be completed during the second quarter of 2017.  However, until such review is completed, we are not permitted to integrate the Cambian Adult Services business into our existing businesses located in the U.K.  Further, we can provide no assurance that the CMA will not require us to divest certain parts of the Cambian Adults Services division or certain parts of our existing business located in the U.K.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 52% during 2016 and 51% during each of 2015 and 2014. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 48% of our consolidated net revenues during 2016 and 49% during each of 2015 and 2014.

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

2016 Acquisitions of Assets and Businesses:

During 2016 we spent $614 million to:

•	acquire the adult services division of Cambian Group, PLC consisting of 79 inpatient and 2 outpatient behavioral health facilities located in the U.K. (acquired late in the fourth quarter);
•	acquire Desert View Hospital, a 25-bed acute care facility located in Pahrump, Nevada (acquired during the third quarter), and;
•	acquire various other businesses and real property assets.

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

In accordance with Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, we submitted our CEO’s certification to the New York Stock Exchange in 2016. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report on Form 10-K, are our CEO’s and CFO’s certifications regarding the quality of our public disclosures under Section 302 of the Sarbanes-Oxley Act of 2002.

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

	2016	2015	2014	2013	2012
Average Licensed Beds:
Acute Care Hospitals	5,934	5,832	5,776	5,652	5,682
Behavioral Health Centers	21,829	21,202	20,231	19,975	19,362
Average Available Beds (1):
Acute Care Hospitals	5,759	5,656	5,571	5,429	5,457
Behavioral Health Centers	21,744	21,116	20,131	19,876	19,282
Admissions:
Acute Care Hospitals	274,074	261,727	251,165	246,160	251,099
Behavioral Health Centers	456,052	447,007	426,510	402,088	374,865
Average Length of Stay (Days):
Acute Care Hospitals	4.6	4.7	4.6	4.5	4.5
Behavioral Health Centers	13.2	13.1	12.9	13.3	14.0
Patient Days (2):
Acute Care Hospitals (1)	1,251,511	1,218,991	1,167,726	1,112,541	1,122,557
Behavioral Health Centers	6,004,066	5,835,134	5,518,660	5,365,734	5,245,499
Occupancy Rate-Licensed Beds (3):
Acute Care Hospitals	58%	57%	55%	54%	54%
Behavioral Health Centers	75%	75%	75%	74%	74%
Occupancy Rate-Available Beds (3):
Acute Care Hospitals	59%	59%	57%	56%	56%
Behavioral Health Centers	75%	76%	75%	74%	75%

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

Licensing, Certification and Accreditation: All of our U.S. hospitals are subject to compliance with various federal, state and local statutes and regulations in the U.S. and receive periodic inspection by state licensing agencies to review standards of medical care, equipment and cleanliness. Our hospitals must also comply with the conditions of participation and licensing requirements of federal, state and local health agencies, as well as the requirements of municipal building codes, health codes and local fire departments. Various other licenses and permits are also required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment.  Our facilities in the United Kingdom are also subject to various laws and regulations.

All of our eligible hospitals have been accredited by The Joint Commission. All of our acute care hospitals and most of our behavioral health centers in the U.S. are certified as providers of Medicare and Medicaid services by the appropriate governmental authorities.

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

When a defendant is determined by a court of law to have violated the False Claims Act, the defendant may be liable for up to three times the actual damages sustained by the government, plus mandatory civil penalties of between $10,781 to $21,563 for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The Fraud Enforcement and Recovery Act of 2009 (“FERA”) has expanded the number of actions for which liability may attach under the False Claims Act, eliminating requirements that false claims be presented to federal officials or directly involve federal funds. FERA also clarifies that a false claim violation occurs upon the knowing retention, as well as the receipt, of overpayments. In addition, recent changes to the anti-kickback statute have made violations of that law punishable under the civil False Claims Act. Further, a number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit on behalf of the state in state court. Recent changes to the False Claims Act require that federal healthcare program overpayments be returned within 60 days from the date the overpayment was identified, or by the date any corresponding cost report was due, whichever is later. Failure to return an overpayment within this period may result in additional civil False Claims Act liability.

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

United Kingdom Regulation: Our operations in the United Kingdom are also subject to a high level of regulation relating to registration and licensing requirements, employee regulation, clinical standards, environmental rules as well as other areas. We are also subject to a highly regulated business environment, and failure to comply with the various laws and regulations applicable to us could lead to substantial penalties and other adverse effects on our business.

Employees and Medical Staff

Our facilities located in the U.S. had approximately 75,325 employees as of December 31, 2016, of whom approximately 54,800 were employed full-time. In addition, our facilities located in the U.K. had approximately 5,800 employees as of December 31, 2016.  Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. In a number of our markets, physicians may have admitting privileges at other hospitals in addition to ours. Within our acute care division, approximately 190 physicians are employed by physician practice management subsidiaries of ours either directly or through contracts with affiliated group practices structured as 501A corporations. Members of the medical staffs of our hospitals also serve on the medical staffs of hospitals not owned by us and may terminate their affiliation with our hospitals at any time. In addition, within our behavioral health division, approximately 440 psychiatrists are employed by subsidiaries of ours either directly or through contracts with affiliated group practices structured as 501A corporations. Each of our hospitals is managed on a day-to-day basis by a managing director employed by a subsidiary of ours. In addition, a Board of Governors, including members of the hospital’s medical staff, governs the medical, professional and ethical practices at each hospital. We believe that our relations with our employees are satisfactory.

Approximately 1,000 of our employees at six of our hospitals are unionized. At Valley Hospital Medical Center, unionized employees belong to the Culinary Workers and Bartenders Union and the International Union of Operating Engineers. Nurses, technicians and engineers at Desert Springs Hospital are represented by the Service Employees International Union (“SEIU”) and the International Union of Operating Engineers. At The George Washington University Hospital, unionized employees are represented by the SEIU or the Hospital Police Association.  At the Psychiatric Institute of Washington, clinical, clerical, support and maintenance employees are represented by the Communication Workers of America (AFL-CIO). Registered Nurses, Licensed Practical Nurses, certain technicians and therapists, pharmacy assistants, and some clerical employees at HRI Hospital in Boston are represented by the SEIU. At Brooke Glen Behavioral Hospital, unionized employees are represented by the Teamsters and the Northwestern Nurses Association/Pennsylvania Association of Staff Nurses and Allied Professionals.

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

In addition, we depend on the efforts, abilities, and experience of our medical support personnel, including our nurses, pharmacists and lab technicians and other health care professionals. We compete with other health care providers in recruiting and retaining qualified hospital management, nurses and other medical personnel. Our acute care and behavioral health care facilities are experiencing the effects of a shortage of skilled nursing staff nationwide, which has caused and may continue to cause an increase in salaries, wages and benefits expense in excess of the inflation rate. In addition, in some markets like California, there are requirements to maintain specified nurse-staffing levels. To the extent we cannot meet those levels, we may be required to limit the healthcare services provided in these markets which would have a corresponding adverse effect on our net operating revenues.

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

Relationship with Universal Health Realty Income Trust

At December 31, 2016, we held approximately 5.8% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In December, 2016, the advisory agreement was renewed by the Trust for 2017 pursuant to the same terms in place during each of the last three years.  During 2016, 2015 and 2014, the advisory fee was computed at 0.70% of the Trust’s average invested real estate assets. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $3.3 million during 2016, $2.8 million during 2015 and $2.5 million during 2014.

Our pre-tax share of income from the Trust was $1.0 million during 2016, $1.4 million during 2015 and $3.2 million during 2014, and is included in net revenues in the accompanying consolidated statements of income for each year. Included in our share of the Trust’s income was approximately $500,000 in 2015, and $2.3 million in 2014, related to our share of gains on various transactions recorded by the Trust.

The carrying value of our investment in the Trust was $7.7 million and $8.7 million at December 31, 2016 and 2015, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $51.7 million at December 31, 2016 and $39.4 million at December 31, 2015, based on the closing price of the Trust’s stock on the respective dates.

Total rent expense under the operating leases on the three hospital facilities with the Trust during 2016 and 2015 was $15.9 million and $15.6 million, respectively.  Total rent expense under the operating leases on the four hospital facilities with the Trust during 2014 (as discussed below) was $16.8 million. In addition, certain of our subsidiaries are tenants in several medical office buildings and two free-standing emergency departments (“FEDs”) owned by the Trust or by limited liability companies in which the Trust holds 95% to 100% of the ownership interest.

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

During the first quarter of 2015, wholly-owned subsidiaries of ours sold to and leased back from the Trust, two newly constructed FEDs located in Texas which were completed and opened during the first quarter of 2015. In conjunction with these transactions, ten-year lease agreements with six, five-year renewal options have been executed with the Trust. We have the option to purchase the properties upon the expiration of the fixed terms and each five-year renewal terms at the fair market value of the property. The aggregate construction cost/sales proceeds of these facilities was approximately $13 million, and the aggregate rent expense paid to the Trust at the commencement of the leases was approximately $900,000 annually.

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

The table below details the renewal options and terms for each of our three hospital facilities leased from the Trust:

Hospital Name	Type of Facility	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	Acute Care	$5,485,000	December, 2021	10	(a)
Wellington Regional Medical Center	Acute Care	$3,030,000	December, 2021	10	(b)
Southwest Healthcare System, Inland Valley Campus	Acute Care	$2,648,000	December, 2021	10	(b)

(a)	We have two 5-year renewal options at existing lease rates (through 2031).
(b)	We have two 5-year renewal options at fair market value lease rates (2022 through 2031).

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

Executive Officers of the Registrant

The executive officers, whose terms will expire at such time as their successors are elected, are as follows:

Name and Age	Present Position with the Company
Alan B. Miller (79)	Chairman of the Board and Chief Executive Officer
Marc D. Miller (46)	President and Director
Steve G. Filton (59)	Executive Vice President, Chief Financial Officer and Secretary
Debra K. Osteen (61)	Executive Vice President, President of Behavioral Health Care Division
Marvin G. Pember (63)	Executive Vice President, President of Acute Care Division

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

Mr. Filton was elected Executive Vice President in 2017 and continues to serve as Chief Financial Officer since his appointment in 2003. He has also served as Secretary since 1999.  He had served as Senior Vice President since 2003, as Vice President and Controller since 1991, and as Director of Corporate Accounting since 1985.

Ms. Osteen was elected Executive Vice President in 2017 and continues to serve as President of our Behavioral Health Care Division since her appointment in 2009. She has served as Senior Vice President since 2005, as Vice President since 2000, and in various capacities related to our Behavioral Health Care Division since 1984.

Mr. Pember was elected Executive Vice President in 2017 and continues to serve as President of our Acute Care Division since commencement of his employment with us in 2011.  He had served as Senior Vice President since 2011.  He was formerly employed for 12 years at Indiana University Health, Inc. (formerly known as Clarian Health Partners, Inc.), a nonprofit hospital system that operates multiple facilities in Indiana, where he served as Executive Vice President and Chief Financial Officer.

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

Texas: We own 7 inpatient acute care hospitals and 24 inpatient behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 16% in 2016, 17% in 2015 and 18% in 2014 of our consolidated net revenues. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 7% in 2016, 11% in 2015 and 17% in 2014, of our income from operations after net income attributable to noncontrolling interest.

Nevada: We own 7 inpatient acute care hospitals and 4 inpatient behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 16% in 2016, 15% in 2015 and 16% in 2014, of our consolidated net revenues. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 13% in 2016, 10% in 2015 and 11% in 2014, of our income from operations after net income attributable to noncontrolling interest.

California: We own 5 inpatient acute care hospitals and 8 inpatient behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 11% in 2016, 11% in 2015 and 10% in 2014, of our consolidated net revenues. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 15% in 2016, 11% in 2015 and 8% in 2014, of our income from operations after net income attributable to noncontrolling interest.

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

We receive Medicaid revenues in excess of $100 million annually from each of Texas, California, Washington, D.C., Nevada, Pennsylvania, Illinois, Virginia and Massachusetts, making us particularly sensitive to reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states.

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

Although it is expected that as a result of the Legislation there may be a reduction in uninsured patients, which should reduce our expense from uncollectible accounts receivable, the Legislation makes a number of other changes to Medicare and Medicaid which we believe may have an adverse impact on us. It has been projected that the Legislation will result in a net reduction in Medicare and Medicaid payments to hospitals totaling $155 billion over 10 years. The Legislation revises reimbursement under the Medicare and Medicaid programs to emphasize the efficient delivery of high quality care and contains a number of incentives and penalties under these programs to achieve these goals. The Legislation provides for decreases in the annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the market basket update beginning October 1, 2011 for Medicare Part B reimbursable items and services and beginning October 1, 2012 for Medicare inpatient hospital services. The Legislation and subsequent revisions provide for reductions to both Medicare DSH and Medicaid DSH payments. The Medicare DSH reductions began in October, 2013 while the Medicaid DSH reductions are scheduled to begin in 2018. The Legislation implements a value-based purchasing program, which will reward the delivery of efficient care. Conversely, certain facilities will receive reduced reimbursement for failing to meet quality parameters; such hospitals will include those with excessive readmission or hospital-acquired condition rates.

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

We have partnered with local physicians in the ownership of certain of our facilities. These investments have been permitted under an exception to the physician self-referral law. The Legislation permits existing physician investments in a hospital to continue under a “grandfather” clause if the arrangement satisfies certain requirements and restrictions, but physicians are prohibited from increasing the aggregate percentage of their ownership in the hospital. The Legislation also imposes certain compliance and disclosure requirements upon existing physician-owned hospitals and restricts the ability of physician-owned hospitals to expand the capacity of their facilities.  As discussed below, should the Legislation be repealed in its entirety, this aspect of the Legislation would also be repealed restoring physician ownership of hospitals and expansion right to its position and practice as it existed prior to the Legislation.

The impact of the Legislation on each of our hospitals may vary. Because Legislation provisions are effective at various times over the next several years, we anticipate that many of the provisions in the Legislation may be subject to further revision. Initiatives to repeal the Legislation, in whole or in part, to delay elements of implementation or funding, and to offer amendments or supplements to modify its provisions have been persistent and may increase as a result of the 2016 election.  The ultimate outcomes of legislative attempts to repeal or amend the Legislation and legal challenges to the Legislation are unknown.  Results of recent Congressional elections and the change of Presidential administrations beginning in 2017 could create a political environment in which substantial portions of the Legislation are repealed or revised.  Specifically, President Donald Trump’s 100 Day Action Plan called for full repeal of the Legislation and its replacement with health savings accounts, cross-states sales of health insurance, and modifications to state-managed Medicaid programs.  Nevertheless, prospects for rapid enactment of radical change in the health care regulatory landscape are not clear, and President Donald Trump has already indicated that popular provisions of the Legislation should be preserved.   It remains unclear what portions of the Legislation may remain, or whether any replacement or alternative programs may be created by any future legislation.  Any such future repeal or replacement may have significant impact on the reimbursement for healthcare services generally, and may create reimbursement for services competing with the services offered by our hospitals.  Accordingly, there can be no assurance that the adoption of any future federal or state healthcare reform legislation will not have a negative financial impact on our hospitals, including their ability to compete with alternative healthcare services funded by such potential legislation, or for our hospitals to receive payment for services.

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

Collection of receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill that is the patient’s responsibility, which primarily includes co-payments and deductibles. However, we also have substantial receivables due to us from certain state-based funding programs. We estimate our provisions for doubtful accounts based on general factors such as payor mix, the agings of the receivables, historical collection experience and assessment of probability of future collections. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions that might ultimately affect the collectability of the patient accounts and make adjustments to our allowances as warranted. Significant changes in business office operations, payor mix, economic conditions or trends in federal and state governmental health coverage could affect our collection of accounts receivable, cash flow and results of operations. If we experience unexpected increases in the growth of uninsured and underinsured patients or in bad debt expenses, our results of operations will be harmed.

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

We also operate health care facilities in the United Kingdom where the National Health Service (the “NHS”) is the principal provider of healthcare services in the United Kingdom. In addition to the NHS, we face competition in the United Kingdom from independent sector providers and other publicly funded entities for patients.

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

Pursuant to HITECH regulations, hospitals that did not qualify as a meaningful user of EHR by 2015 were subject to a reduced market basket update to the inpatient prospective payment system (“IPPS”) standardized amount in 2015 and each subsequent fiscal year. We believe that all of our acute care hospitals have met the applicable meaningful use criteria and therefore are not subject to a reduced market basked update to the IPPS standardized amount. However, under the HITECH Act, hospitals must continue to meet the applicable meaningful use criteria in each fiscal year or they will be subject to a market basket update reduction in a subsequent fiscal year. Failure of our acute care hospitals to continue to meet the applicable meaningful use criteria would have an adverse effect on our future net revenues and results of operations.

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

Our operations in the United Kingdom are also subject to a high level of regulation relating to o registration and licensing requirements employee regulation, clinical standards, environmental rules as well as other areas. We are also subject to a highly regulated business environment, and failure to comply with the various laws and regulations, applicable to us could lead to substantial penalties, and other adverse effects on our business.

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

We believe that value-based purchasing initiatives of both governmental and private payers tying financial incentives to quality and efficiency of care will increasingly affect the results of operations of our hospitals and other healthcare facilities and may negatively impact our revenues if we are unable to meet expected quality standards. The Affordable Care Act contains a number of provisions intended to promote value-based purchasing in federal healthcare programs. Medicare now requires providers to report certain quality measures in order to receive full reimbursement increases for inpatient and outpatient procedures that were previously awarded automatically. In addition, hospitals that meet or exceed certain quality performance standards will receive increased reimbursement payments, and hospitals that have “excess readmissions” for specified conditions will receive reduced reimbursement. Furthermore, Medicare no longer pays hospitals additional amounts for the treatment of certain hospital-acquired conditions unless the conditions were present at admission. Beginning in federal fiscal year 2015, hospitals that rank in the worst 25% of all hospitals nationally for hospital acquired conditions in the previous year were subject to reduced Medicare reimbursements. The ACA also prohibits the use of federal funds under the Medicaid program to reimburse providers for treating certain provider-preventable conditions.

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

We are subject to pending legal actions, purported stockholder class actions, governmental investigations and regulatory actions.

We, our subsidiaries, PSI, and its subsidiaries, are subject to pending legal actions, governmental investigations and regulatory actions (see Item 3-Legal Proceedings).

Defending ourselves against the allegations in the lawsuits and governmental investigations, or similar matters and any related publicity, could potentially entail significant costs and could require significant attention from our management. We are unable to predict the outcome of these matters or to reasonably estimate the amount or range of any such loss; however, these lawsuits could have a material adverse effect on our business, financial condition, results of operations and/or cash flows.

We are and may become subject to other loss contingencies, both known and unknown, which may relate to past, present and future facts, events, circumstances and occurrences. Should an unfavorable outcome occur in some or all of our legal proceedings or other loss contingencies, or if successful claims and other actions are brought against us in the future, there could be a material adverse impact on our financial position, results of operations and liquidity.

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

In addition, as of December 31, 2016, we had approximately $3.8 billion of goodwill recorded on our consolidated balance sheet. Should the revenues and financial results of our acute care and/or behavioral health care facilities be materially, unfavorably impacted due to, among other things, a worsening of the economic and employment conditions in the United States that could negatively impact our patient volumes and reimbursement rates, a continued rise in the unemployment rate and continued increases in the number of uninsured patients treated at our facilities, we may incur future charges to recognize impairment in the carrying value of our goodwill and other intangible assets, which could have a material adverse effect on our financial results.

Legal uncertainty or a worsening of the economic conditions in the United Kingdom could materially affect our business and future results of operations.

On June 23, 2016, the United Kingdom affirmatively voted in a non-binding referendum in favor of the exit of the United Kingdom from the European Union (the “Brexit”) and it has been approved by vote of the British legislature. Negotiations have commenced to determine the future terms of the United Kingdom’s relationship with the European Union, including the terms of trade between the United Kingdom and the European Union. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could lead to legal and regulatory uncertainty as the United Kingdom determines which European Union laws to replace or replicate.

The announcement of Brexit also created (and the actual exit of the United Kingdom from the European Union may create future) economic uncertainty, both in the United Kingdom and globally. The actual exit of the United Kingdom from the European Union could cause disruptions to and create uncertainty surrounding our business. Any of these effects of Brexit (and the announcement thereof), and others we cannot anticipate, could harm our business, financial condition or results of operations.

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

At December 31, 2016, 21.8 million shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock. To the extent that these shares were converted into or exercised for shares of Class B Common Stock, the number of shares of Class B Common Stock available for trading in the public market place would increase substantially and the current holders of Class B Common Stock would own a smaller percentage of that class.

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

As of March 22, 2016, the shares of Class A and Class C Common Stock constituted 7.5% of the aggregate outstanding shares of our Common Stock, had the right to elect five members of the Board of Directors and constituted 86.4% of our general voting power as of that date. As of March 22, 2016, the shares of Class B and Class D Common Stock (excluding shares issuable upon exercise of options) constituted 92.5% of the outstanding shares of our Common Stock, had the right to elect two members of the Board of Directors and constituted 13.6% of our general voting power as of that date.

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

Executive and Administrative Offices and Commercial Health Insurer

We own various office buildings in King of Prussia and Wayne, Pennsylvania, Brentwood, Tennessee, Denton, Texas and Reno, Nevada.

Facilities

The following tables set forth the name, location, type of facility and, for acute care hospitals and behavioral health care facilities, the number of licensed beds:

Acute Care Hospitals

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Aiken Regional Medical Centers	Aiken, South Carolina	183	Owned
Aurora Pavilion	Aiken, South Carolina	62	Owned
Centennial Hills Hospital Medical Center	Las Vegas, Nevada	226	Owned
Corona Regional Medical Center	Corona, California	238	Owned
Desert Springs Hospital	Las Vegas, Nevada	293	Owned
Desert View Hospital	Pahrump, Nevada	25	Owned
Doctors’ Hospital of Laredo (7)	Laredo, Texas	183	Owned
Doctor’s Hospital ER South	Laredo, Texas	—	Leased
Fort Duncan Regional Medical Center	Eagle Pass, Texas	101	Owned
The George Washington University Hospital (1)	Washington, D.C.	385	Owned
Henderson Hospital	Henderson, Nevada	130	Owned
Lakewood Ranch Medical Center	Bradenton, Florida	120	Owned
Manatee Memorial Hospital	Bradenton, Florida	319	Owned
Northern Nevada Medical Center	Sparks, Nevada	108	Owned
Northwest Texas Healthcare System	Amarillo, Texas	405	Owned
The Pavilion at Northwest Texas Healthcare System	Amarillo, Texas	90	Owned
NWTH FED	Amarillo, Texas	—	Owned
Palmdale Regional Medical Center	Palmdale, California	157	Owned
South Texas Health System (3)
Edinburg Regional Medical Center/Children’s Hospital	Edinburg, Texas	213	Owned

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
McAllen Medical Center (2)	McAllen, Texas	441	Leased
McAllen Heart Hospital	McAllen, Texas	60	Owned
South Texas Behavioral Health Center	McAllen, Texas	134	Owned
STHS ER at Mission	Mission, Texas	—	Leased
STHS ER at Weslaco	Weslaco, Texas	—	Leased
Southwest Healthcare System
Inland Valley Campus (2)	Wildomar, California	132	Leased
Rancho Springs Campus	Murrieta, California	120	Owned
Spring Valley Hospital Medical Center	Las Vegas, Nevada	292	Owned
St. Mary’s Regional Medical Center	Enid, Oklahoma	229	Owned
Summerlin Hospital Medical Center	Las Vegas, Nevada	454	Owned
Temecula Valley Hospital	Temecula, California	140	Owned
Texoma Medical Center	Denison, Texas	326	Owned
TMC Behavioral Health Center	Denison, Texas	60	Owned
Valley Hospital Medical Center	Las Vegas, Nevada	301	Owned
Wellington Regional Medical Center (2)	West Palm Beach, Florida	233	Leased

Inpatient Behavioral Health Care Facilities

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Alabama Clinical Schools	Birmingham, Alabama	80	Owned
Alhambra Hospital	Rosemead, California	109	Owned
Alliance Health Center	Meridian, Mississippi	214	Owned
Anchor Hospital	Atlanta, Georgia	122	Owned
The Arbour Hospital	Boston, Massachusetts	136	Owned
Arbour-Fuller Hospital	South Attleboro, Massachusetts	118	Owned
Arbour-HRI Hospital	Brookline, Massachusetts	62	Owned
Arrowhead Behavioral Health	Maumee, Ohio	48	Owned
Atlantic Shores Hospital	Fort Lauderdale, Florida	72	Owned
Austin Lakes Hospital	Austin, Texas	58	Leased
Austin Oaks Hospitals	Austin, Texas	80	Owned
Behavioral Hospital of Bellaire	Houston, Texas	124	Leased
Belmont Pines Hospital	Youngstown, Ohio	102	Owned
Benchmark Behavioral Health System	Woods Cross, Utah	94	Owned
Black Bear Treatment Center	Sautee, Georgia	115	Owned
Bloomington Meadows Hospital	Bloomington, Indiana	78	Owned
Boulder Creek Academy	Bonners Ferry, Idaho	96	Owned
Brentwood Behavioral Health of Mississippi	Flowood, Mississippi	105	Owned
Brentwood Hospital	Shreveport, Louisiana	200	Owned
The Bridgeway	North Little Rock, Arkansas	127	Owned
Brook Hospital—Dupont	Louisville, Kentucky	88	Owned
Brook Hospital—KMI	Louisville, Kentucky	110	Owned
Brooke Glen Behavioral Hospital	Fort Washington, Pennsylvania	146	Owned
Brynn Marr Hospital	Jacksonville, North Carolina	102	Owned
Calvary Addiction Recovery Center	Phoenix, Arizona	68	Owned
The Canyon at Peace Park	Malibu, California	16	Leased
Canyon Ridge Hospital	Chino, California	106	Owned
The Carolina Center for Behavioral Health	Greer, South Carolina	130	Owned

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Cedar Grove Residential Treatment Center	Murfreesboro, Tennessee	40	Owned
Cedar Hills Hospital (8)	Beaverton, Oregon	89	Owned
Cedar Ridge	Oklahoma City, Oklahoma	60	Owned
Cedar Ridge Residential Treatment Center	Oklahoma City, Oklahoma	56	Owned
Cedar Ridge Bethany	Bethany, Oklahoma	56	Owned
Cedar Springs Behavioral Health	Colorado Springs, Colorado	110	Owned
Centennial Peaks	Louisville, Colorado	72	Owned
Center for Change	Orem, Utah	58	Owned
Central Florida Behavioral Hospital	Orlando, Florida	126	Owned
Chicago Children’s Center for Behavioral Health	Chicago, Illinois	40	Leased
Chris Kyle Patriots Hospital	Anchorage, Alaska	36	Owned
Clarion Psychiatric Center	Clarion, Pennsylvania	76	Owned
Coastal Behavioral Health	Savannah, Georgia	50	Owned
Coastal Harbor Treatment Center	Savannah, Georgia	145	Owned
Columbus Behavioral Center for Children and Adolescents	Columbus, Indiana	57	Owned
Compass Intervention Center	Memphis, Tennessee	108	Owned
Copper Hills Youth Center	West Jordan, Utah	197	Owned
Crescent Pines	Stockbridge, Georgia	50	Owned
Cumberland Hall	Hopkinsville, Kentucky	97	Owned
Cumberland Hospital	New Kent, Virginia	118	Owned
Cypress Creek Hospital	Houston, Texas	96	Owned
Del Amo Hospital	Torrance, California	166	Owned
Diamond Grove Center	Louisville, Mississippi	55	Owned
Dover Behavioral Health	Dover, Delaware	88	Owned
El Paso Behavioral Health System	El Paso, Texas	163	Owned
Emerald Coast Behavioral Hospital	Panama City, Florida	86	Owned
Fairmount Behavioral Health System	Philadelphia, Pennsylvania	239	Owned
Fairfax Hospital	Kirkland, Washington	157	Owned
Fairfax Hospital—Everett	Everett, Washington	30	Leased
Fairfax Hospital—Monroe	Monroe, Washington	34	Leased
Forest View Hospital	Grand Rapids, Michigan	108	Owned
Fort Lauderdale Hospital	Fort Lauderdale, Florida	100	Leased
Foundations Behavioral Health	Doylestown, Pennsylvania	108	Leased
Foundations for Living	Mansfield, Ohio	84	Owned
Fox Run Hospital	St. Clairsville, Ohio	100	Owned
Fremont Hospital	Fremont, California	148	Owned
Friends Hospital	Philadelphia, Pennsylvania	219	Owned
Garfield Park Hospital	Chicago, Illinois	88	Owned
Garland Behavioral Health	Garland, Texas	72	Leased
Glen Oaks Hospital	Greenville, Texas	54	Owned
Gulf Coast Youth Services	Fort Walton Beach, Florida	24	Owned
Hampton Behavioral Health Center	Westhampton, New Jersey	120	Owned
Harbour Point (Pines)	Portsmouth, Virginia	186	Owned
Hartgrove Hospital	Chicago, Illinois	160	Owned
Havenwyck Hospital	Auburn Hills, Michigan	243	Owned
Heartland Behavioral Health Services	Nevada, Missouri	151	Owned
Hermitage Hall	Nashville, Tennessee	100	Owned
Heritage Oaks Hospital	Sacramento, California	125	Owned
Hickory Trail Hospital	DeSoto, Texas	86	Owned
Highlands Behavioral Health System	Highlands Ranch, Colorado	86	Owned
Hill Crest Behavioral Health Services	Birmingham, Alabama	219	Owned

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Holly Hill Hospital	Raleigh, North Carolina	228	Owned
The Horsham Clinic	Ambler, Pennsylvania	206	Owned
Hughes Center	Danville, Virginia	56	Owned
Intermountain Hospital	Boise, Idaho	155	Owned
Kempsville Center of Behavioral Health	Norfolk, Virginia	82	Owned
KeyStone Center	Wallingford, Pennsylvania	153	Owned
Kingwood Pines Hospital	Kingwood, Texas	116	Owned
La Amistad Behavioral Health Services	Maitland, Florida	80	Owned
Lake Bridge Behavioral Health	Macon, Georgia	70	Owned
Lakeside Behavioral Health System	Memphis, Tennessee	345	Owned
Laurel Heights Hospital	Atlanta, Georgia	108	Owned
Laurel Oaks Behavioral Health Center	Dothan, Alabama	124	Owned
Laurel Ridge Treatment Center	San Antonio, Texas	250	Owned
Liberty Point Behavioral Health	Stauton, Virginia	56	Owned
Lighthouse Care Center of Augusta	Augusta, Georgia	115	Owned
Lighthouse Care Center of Conway	Conway, South Carolina	87	Owned
Lincoln Prairie Behavioral Health Center	Springfield, Illinois	97	Owned
Lincoln Trail Behavioral Health System	Radcliff, Kentucky	140	Owned
Mayhill Hospital	Denton, Texas	59	Leased
McDowell Center for Children	Dyersburg, Tennessee	32	Owned
The Meadows Psychiatric Center	Centre Hall, Pennsylvania	117	Owned
Meridell Achievement Center	Austin, Texas	134	Owned
Mesilla Valley Hospital	Las Cruces, New Mexico	120	Owned
Michael’s House	Palm Springs, California	87	Owned
Michiana Behavioral Health Center	Plymouth, Indiana	80	Owned
Midwest Center for Youth and Families	Kouts, Indiana	74	Owned
Millwood Hospital	Arlington, Texas	122	Leased
Mountain Youth Academy	Mountain City, Tennessee	84	Owned
Natchez Trace Youth Academy	Waverly, Tennessee	117	Owned
Newport News Behavioral Health Center	Newport News, Virginia	132	Owned
North Spring Behavioral Healthcare	Leesburg, Virginia	102	Leased
North Star Hospital	Anchorage, Alaska	74	Owned
North Star Bragaw	Anchorage, Alaska	30	Owned
North Star DeBarr Residential Treatment Center	Anchorage, Alaska	30	Owned
North Star Palmer Residential Treatment Center	Palmer, Alaska	30	Owned
Northwest Academy	Bonners Perry, Idaho	82	Owned
Oak Plains Academy	Ashland City, Tennessee	90	Owned
The Oaks Treatment Center	Memphis, Tennessee	71	Owned
Okaloosa Youth Academy	Crestview, Florida	163	Leased
Old Vineyard Behavioral Health	Winston-Salem, North Carolina	104	Owned
Palmetto Lowcountry Behavioral Health	North Charleston, South Carolina	108	Owned
Palmetto Pee Dee Behavioral Health	Florence, South Carolina	59	Leased
Palmetto Summerville	Summerville, South Carolina	64	Leased
Palm Shores Behavioral Health Center	Bradenton, Florida	64	Owned
Palo Verde Behavioral Health	Tucson, Arizona	84	Leased
Parkwood Behavioral Health System	Olive Branch, Mississippi	148	Owned
The Pavilion	Champaign, Illinois	103	Owned
Peachford Behavioral Health System of Atlanta	Atlanta, Georgia	246	Owned
Pembroke Hospital	Pembroke, Massachusetts	120	Owned
Pinnacle Pointe Hospital	Little Rock, Arkansas	124	Owned
Poplar Springs Hospital	Petersburg, Virginia	208	Owned

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Prairie St John’s	Fargo, North Dakota	158	Owned
Pride Institute	Eden Prairie, Minnesota	42	Owned
Provo Canyon School	Provo, Utah	290	Owned
Provo Canyon Behavioral Hospital	Orem, Utah	80	Owned
Psychiatric Institute of Washington	Washington, D.C.	124	Owned
Quail Run Behavioral Health	Phoenix, Arizona	102	Owned
The Recovery Center	Wichita Falls, Texas	34	Leased
The Ridge Behavioral Health System	Lexington, Kentucky	110	Owned
Rivendell Behavioral Health Services of Arkansas	Benton, Arkansas	80	Owned
Rivendell Behavioral Health Services of Kentucky	Bowling Green, Kentucky	125	Owned
River Crest Hospital	San Angelo, Texas	80	Owned
Riveredge Hospital	Forest Park, Illinois	210	Owned
River Oaks Hospital	New Orleans, Louisiana	126	Owned
River Park Hospital	Huntington, West Virginia	187	Owned
River Point Behavioral Health	Jacksonville, Florida	84	Owned
Rockford Center	Newark, Delaware	128	Owned
Rolling Hills Hospital	Franklin, Tennessee	120	Owned
Roxbury	Shippensburg, Pennsylvania	112	Owned
Salt Lake Behavioral Health	Salt Lake City, Utah	118	Leased
San Marcos Treatment Center	San Marcos, Texas	265	Owned
Sandy Pines Hospital	Tequesta, Florida	140	Owned
Schick Shadel Hospital	Burin, Washington	60	Owned
Shadow Mountain Behavioral Health System	Tulsa, Oklahoma	249	Owned
Sierra Vista Hospital	Sacramento, California	171	Owned
St. Simons by the Sea	St. Simons, Georgia	101	Owned
Skywood Recovery	Brentwood, Tennessee	100	Owned
Spring Mountain Sahara	Las Vegas, Nevada	30	Owned
Spring Mountain Treatment Center	Las Vegas, Nevada	110	Owned
Springwoods	Fayetteville, Arkansas	80	Owned
Stonington Institute	North Stonington, Connecticut	68	Owned
Streamwood Behavioral Health	Streamwood, Illinois	178	Owned
Summit Oaks Hospital	Summit, New Jersey	126	Owned
SummitRidge	Lawrenceville, Georgia	86	Owned
Suncoast Behavioral Health Center	Bradenton, Florida	60	Owned
Texas NeuroRehab Center	Austin, Texas	151	Owned
Three Rivers Behavioral Health	West Columbia, South Carolina	118	Owned
Three Rivers Residential Treatment-Midlands Campus	West Columbia, South Carolina	59	Owned
Timberlawn Mental Health System	Dallas, Texas	144	Owned
Turning Point Hospital	Moultrie, Georgia	59	Owned
Two Rivers Psychiatric Hospital	Kansas City, Missouri	105	Owned
University Behavioral Center	Orlando, Florida	112	Owned
University Behavioral Health of Denton	Denton, Texas	104	Owned
Valle Vista Hospital	Greenwood, Indiana	120	Owned
Valley Hospital	Phoenix, Arizona	122	Owned
The Vines Hospital	Ocala, Florida	98	Owned
Virginia Beach Psychiatric Center	Virginia Beach, Virginia	100	Owned
Wekiva Springs	Jacksonville, Florida	120	Owned
Wellstone Regional Hospital	Jeffersonville, Indiana	100	Owned
West Hills Hospital	Reno, Nevada	95	Owned
West Oaks Hospital	Houston, Texas	160	Owned
Westwood Lodge Hospital	Westwood, Massachusetts	130	Owned

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Willow Springs Center	Reno, Nevada	116	Owned
Windmoor Healthcare	Clearwater, Florida	144	Owned
Windsor—Laurelwood Center	Willoughby, Ohio	159	Leased
Wyoming Behavioral Institute	Casper, Wyoming	129	Owned

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Acer Clinic (9)	Chestherfield, UK	14	Owned
Amberwood Lodge (9)	Dorset, UK	9	Owned
Ashfield House (9)	Huddersfield, UK	6	Owned
Aspen House (9)	South Yorkshire, UK	20	Owned
Aspen Lodge (9)	Rotherham, UK	16	Owned
Beacon Lower (9)	Bradford, UK	8	Owned
Beacon Upper (9)	Bradford, UK	8	Owned
Beckly House (9)	Halifax, UK	12	Owned
Bury Hospital	Bury, UK	167	Owned
Broughton House (9)	Lincolnshire, UK	34	Owned
Broughton Lodge (9)	Cheshire, UK	20	Owned
Cambian Alders (9)	Gloucester, UK	20	Owned
Cambian Ansel Clinic (9)	Nottingham, UK	24	Owned
Cambian Appletree (9)	Durham, UK	26	Owned
Cambian Beeches (9)	Nottinghamshire, UK	12	Owned
Cambian Birches (9)	Notts, UK	6	Owned
Cambian Cedars (9)	Birmingham, UK	24	Owned
Cambian Churchill (9)	London, UK	57	Owned
Cambian Conifers (9)	Derby, UK	7	Owned
Cambian Elms (9)	Birmingham, UK	10	Owned
Cambian Grange (9)	Nottinghamshire, UK	8	Owned
Cambian Heathers (9)	West Bromwich, UK	20	Owned
Cambian Lodge (9)	Nottinghamshire, UK	8	Owned
Cambian Manor (9)	Central Drive, UK	20	Owned
Cambian Nightingale (9)	Dorset, UK	10	Owned
Cambian Oaks (9)	Barnsley, UK	36	Owned
Cambian Pines (9)	Woodhouse, UK	7	Owned
Cambian Views (9)	Matlock, UK	10	Owned
Cambian Woodside (9)	Bradford, UK	9	Owned
Cherry Court (9)	Essex, UK	11	Owned
Cygnet Hospital—Beckton	Beckton, UK	62	Owned
Cygnet Hospital—Bierley	Bierley, UK	63	Owned
Cygnet Wing—Blackheath	Blackheath, UK	32	Leased
Cygnet Lodge—Brighouse	Brighouse, UK	25	Owned
Cygnet Hospital—Derby	Derby, UK	47	Owned
Cygnet Hospital—Ealing	Ealing, UK	26	Owned
Cygnet Hospital—Godden Green	Godden Green, UK	39	Owned
Cygnet Hospital—Harrogate	Harrogate, UK	36	Owned
Cygnet Hospital—Harrow	Harrow, UK	44	Owned
Cygnet Hospital—Kewstoke	Kewstoke, UK	72	Owned
Cygnet Lodge—Lewisham	Lewisham, UK	20	Owned
Cygnet Hospital—Stevenage	Stevenage, UK	88	Owned

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Cygnet Hospital—Taunton	Taunton, UK	46	Owned
Cygnet Lodge – Kenton	Westlands, UK	15	Owned
Cygnet Hospital—Wyke	Wyke, UK	56	Owned
Cygnet Lodge – Woking	Knaphill, UK	29	Owned
Delfryn House (9)	Flintshire, UK	28	Owned
Delfryn Lodge (9)	Flintshire, UK	24	Owned
Dene Brook (9)	Dalton Parva, UK	13	Owned
Devon Lodge (9)	Southampton, UK	12	Owned
Eleni House (9)	Essex, UK	8	Owned
Elm Court (9)	Essex, UK	10	Owned
Elston House (9)	Nottinghamshire, UK	8	Owned
Fairways (9)	Suffolk, UK	8	Owned
The Fields (9)	Sheffield, UK	54	Owned
The Fountains (9)	Blackburn, UK	32	Owned
The Gables (9)	Essex, UK	7	Owned
Gledcliffe Road (9)	Huddersfield, UK	6	Owned
Hawkstone (9)	Utley, UK	10	Owned
Kirkside House (9)	Leeds, UK	7	Owned
Kirkside Lodge (9)	Leeds, UK	8	Owned
Kirklees – LD Rehad Yorkshire Gledholt (9)	Huddersfield, UK	9	Owned
Langdale House (9)	Huddersfield, UK	8	Owned
Langdale Coach House (9)	Huddersfield, UK	3	Owned
Larch Court (9)	Essex, UK	4	Owned
Laurel Court (9)	Essex, UK	11	Owned
Leeds Home – Woodleigh The Outwood (9)	Leeds, UK	10	Owned
The Limes (9)	Nottinghamshire, UK	18	Owned
Limes Houses (9)	Nottinghamshire, UK	6	Owned
Longfield House (9)	Bradford, UK	9	Owned
Lowry House (9)	Hyde, UK	12	Owned
Norcott House (9)	Liversedge, UK	11	Owned
Norcott Lodge (9)	Liversedge, UK	9	Owned
Oak Court (9)	Essex, UK	12	Owned
Oakhurst Lodge (9)	Hampshire, UK	8	Owned
Oxley Lodge (9)	Huddersfield, UK	4	Owned
Oxley Woodhouse (9)	Huddersfield, UK	13	Owned
Portland Road 45 (9)	Edgbaston, UK	4	Leased
Raglan House (9)	West Midlands, UK	25	Owned
Redwood Court (9)	Essex, UK	9	Owned
Rhyd Alyn (9)	Flintshire, UK	6	Owned
Sedgley House (9)	Wolverhampton, UK	20	Owned
Sedgley Lodge (9)	Wolverhampton, UK	14	Owned
Sheffield Hospital	Sheffield, UK	55	Owned
Sherwood House (9)	Mansfield, UK	30	Owned
Sherwood Lodge (9)	Mansfield, UK	18	Owned
Sherwood Lodge Step Down (9)	Mansfield, UK	8	Owned
The Squirrels (9)	Hampshire, UK	9	Owned
St. Augustine's (9)	Stoke on Trent, UK	32	Owned
St. Teilo House (9)	Gwent, UK	23	Owned
Storthfields (9)	Derby, UK	22	Owned
Sycamore Court (9)	Essex, UK	6	Owned
The Sycamores (9)	Derbyshire, UK	6	Owned

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Tabley Nursing Home—Tabley	Tabley, UK	51	Leased
Thornfield House (9)	Bradford, UK	7	Owned
Tupwood Gate Nursing Home	Caterham, UK	30	Owned
Victoria House (9)	Durham, UK	32	Owned
Vincent Court (9)	Lancashire, UK	5	Owned
Woking Hospital	Woking, UK	57	Owned
Woodcross Street (9)	Wolverhampton, UK	8	Owned

Puerto Rico and Virgin Islands:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
First Hospital Panamericano—Cidra	Cidra, Puerto Rico	165	Owned
First Hospital Panamericano—San Juan	San Juan, Puerto Rico	45	Owned
First Hospital Panamericano—Ponce	Ponce, Puerto Rico	30	Owned
Virgin Islands Behavioral Services	St. Croix, Virgin Islands	30	Owned

Outpatient Behavioral Health Care Facilities

United States:
Name of Facility	Location	Real Property Ownership Interest
Arbour Counseling Services	Rockland, Massachusetts	Owned
Arbour Senior Care	Rockland, Massachusetts	Owned
Behavioral Educational Services	Riverdale, Florida	Leased
The Canyon at Santa Monica	Santa Monica, California	Leased
First Home Care (PA)	Philadelphia, PA	Leased
First Home Care (VA)	Portsmouth, Virginia	Leased
Foundations Atlanta	Atlanta, Georgia	Leased
Foundations Chicago	Chicago, Illinois	Leased
Foundations Detroit	Bingham Farms, Michigan	Leased
Foundations Los Angeles	Los Angeles, California	Leased
Foundations Memphis	Memphis, Tennessee	Leased
Foundations Nashville	Nashville, Tennessee	Leased
Foundations Roswell	Roswell, Georgia	Leased
Foundations San Diego	San Diego, California	Leased
Foundations San Francisco	San Francisco, California	Leased
Good Samaritan Counseling Center	Anchorage, Alaska	Owned
Michael’s House Outpatient	Palm Springs, California	Leased
The Point	Arkansas	Leased
St. Louis Behavioral Medicine Institute	St. Louis, Missouri	Owned
Talbott Recovery	Atlanta, Georgia	Owned

United Kingdom:
Name of Facility	Location	Real Property Ownership Interest
Long Eaton Day Services (9)	Nottingham, UK	Owned

United Kingdom:
Name of Facility	Location	Real Property Ownership Interest
Sheffield Day Services (9)	Sheffield, UK	Owned

Puerto Rico and Virgin Islands:
Name of Facility	Location	Real Property Ownership Interest
Community Cornerstones	Rio Piedras, Puerto Rico	Leased
First Health System, Inc.	San Juan, Puerto Rico	Leased

Ambulatory Surgery & Radiation Oncology Centers and Surgical Hospital
Name of Facility	Location	Real Property Ownership Interest
Cancer Care Institute of Carolina	Aiken, South Carolina	Owned
Cornerstone Regional Hospital (4)	Edinburg, Texas	Leased
Palms Westside Clinic ASC (6)	Royal Palm Beach, Florida	Leased
Quail Surgical and Pain Management Center	Reno, Nevada	Leased
Temecula Valley Day Surgery and Pain Therapy Center (5)	Murrieta, California	Leased

(1)	We hold an 80% ownership interest in this facility through a general partnership interest in a limited partnership. The remaining 20% ownership interest is held by an unaffiliated third-party.
(2)	Real property leased from Universal Health Realty Income Trust.
(3)

Edinburg Regional Medical Center/Children’s Hospital, McAllen Medical Center, McAllen Heart Hospital, South Texas Behavioral Health Center, STHS ER at Mission and STHS ER at Weslaco are consolidated under one license operating as the South Texas Health System.

(4)	We manage and own a noncontrolling interest of approximately 50% in the entity that operates this facility.
(5)	We own minority interests in an LLC that owns and operates this center which is managed by a third-party.
(6)	We own a noncontrolling ownership interest of approximately 50% in the entity that operates this facility that is managed by a third-party.
(7)	We hold an 89% ownership interest in this facility through both general and limited partnership interests. The remaining 11% ownership interest is held by unaffiliated third parties.
(8)	Land of this facility is leased.
(9)

In late December, 2016, we completed the acquisition of Cambian Group, PLC’s adult services’ division (the “Cambian Adult Services”). The Cambian Adult Services division consists of 79 inpatient and 2 outpatient behavioral health facilities located in the U.K. The Competition and Markets Authority (“CMA”) in the U.K. is currently reviewing our acquisition of the Cambian Adult Services. We estimate that the CMA’s review of our acquisition will be completed during the second quarter of 2017.  However, until such review is completed, we are not permitted to integrate the Cambian Adult Services business into our existing businesses located in the U.K.  Further, we can provide no assurance that the CMA will not require us to divest certain parts of the Cambian Adults Services division or certain parts of our existing business located in the U.K.

We own or lease medical office buildings adjoining some of our hospitals. We believe that the leases on the facilities, medical office buildings and other real estate leased or owned by us do not impose any material limitation on our operations. The aggregate lease payments on facilities leased by us were $74 million in 2016, $69 million in 2015 and $66 million in 2014.

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

In April, 2013, the OIG served facility specific subpoenas on Wekiva Springs Center and River Point Behavioral Health requesting various documents from January, 2005 to the date of the subpoenas. In July, 2013, another subpoena was issued to Wekiva Springs Center and River Point Behavioral Health requesting additional records. In October, 2013, we were advised that the DOJ’s Criminal Frauds Section had opened an investigation of River Point Behavioral Health and Wekiva Springs Center. Subsequent subpoenas have since been issued to River Point Behavioral Health and Wekiva Springs Center requesting additional documentation. In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the suspension remains in effect. We cannot predict if and/or when the facility’s suspended payments will resume. Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during the years ended December 31, 2016 or 2015, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

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

The DOJ has advised us that the civil aspect of the coordinated investigation referenced above is a False Claims Act investigation focused on billings submitted to government payers in relation to services provided at those facilities. At present, we are uncertain as to potential liability and/or financial exposure of the Company and/or named facilities, if any, in connection with these matters.

In December, 2015, we were advised that the DOJ opened an investigation involving the El Paso Behavioral Health System in El Paso, Texas.  The DOJ was investigating potential Stark law violations relating to arrangements between the facility and physician(s) at the facility. These agreements were entered into before we acquired the facility as a part of our acquisition of Ascend

Health Corporation in October, 2012.  To our knowledge, this matter is not a part of the omnibus investigation referenced above. We have reached a settlement with the DOJ, which did not have a material impact on our consolidated financial statements, concluding this matter.

In January, 2016, we were notified that the Department of Justice opened an investigation of the South Texas Health System of a potential False Claim Act case regarding compensation paid to cardiologists pursuant to employment agreements entered into in 2005.  In February, 2017, we were notified that the Department of Justice decided not to intervene in an under seal qui tam case and filed a notice of declination. Further, we have been informed that the relator is dismissing the case.

Litigation:

U.S. ex rel Escobar v. Universal Health Services, Inc. et. al. This is a False Claims Act case filed against Universal Health Services, Inc., UHS of Delaware, Inc. and HRI Clinics, Inc. d/b/a Arbour Counseling Services in U.S. District Court for the District of Massachusetts.  This qui tam action primarily alleges that Arbour Counseling Services failed to appropriately supervise certain clinical providers in contravention of  regulatory requirements and the submission of claims to Medicaid were subsequently improper.  Relators make other claims of improper billing to Medicaid associated with alleged failures of Arbour Counseling to comply with state regulations.  The U.S. Attorney’s Office and the Massachusetts Attorney General’s Office initially declined to intervene.  UHS filed a motion to dismiss and the trial court originally granted the motion dismissing the case.  The First Circuit Court of Appeals (“First Circuit”) reversed the trial court’s dismissal of the case.  The United States Supreme Court subsequently vacated the First Circuit’s opinion and remanded the case for further consideration under the new legal standards established by the Supreme Court for False Claims Act cases.  During the 4th quarter of 2016, the First Circuit issued a revised opinion upholding their reversal of the trial court’s dismissal.  The case was then remanded to the trial court for further proceedings.  In January 2017, the U.S. Attorney’s Office and Massachusetts Attorney General’s Office advised of the potential for intervention in the case.  We are defending this case vigorously.  At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

Heed v. Universal Health Services, Inc., et al.  In December 2016 a purported shareholder class action lawsuit was filed in U.S. District Court for the Central District of California against UHS, and certain UHS officers alleging violations of the federal securities laws.  Plaintiff alleges that defendants violated federal securities laws relating to the disclosures made in public filings associated with practices at our behavioral health facilities. Although we have not been served with the complaint at this time, we deny liability and intend to defend ourselves vigorously.  At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

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

General:

We operate in a highly regulated and litigious industry which subjects us to various claims and lawsuits in the ordinary course of business as well as regulatory proceedings and government investigations. These claims or suits include claims for damages for personal injuries, medical malpractice, commercial/contractual disputes, wrongful restriction of, or interference with, physicians’ staff privileges, and employment related claims. In addition, health care companies are subject to investigations and/or actions by various state and federal governmental agencies or those bringing claims on their behalf. Government action has increased with respect to investigations and/or allegations against healthcare providers concerning possible violations of fraud and abuse and false claims statutes as well as compliance with clinical and operational regulations. Currently, and from time to time, we and some of our facilities are subjected to inquiries in the form of subpoenas, Civil Investigative Demands, audits and other document requests from various federal and state agencies. These inquiries can lead to notices and/or actions including repayment obligations from state and federal government agencies associated with potential non-compliance with laws and regulations. Further, the federal False Claim Act allows private individuals to bring lawsuits (qui tam actions) against healthcare providers that submit claims for payments to the government. Various states have also adopted similar statutes. When such a claim is filed, the government will investigate the matter and decide if they are going to intervene in the pending case. These qui tam lawsuits are placed under seal by the court to comply with the False Claims Act’s requirements. If the government chooses not to intervene, the private individual(s) can proceed independently on behalf of the government. Health care providers that are found to violate the False Claims Act may be subject to substantial monetary fines/penalties as well as face potential exclusion from participating in government health care programs or be required to comply with Corporate Integrity Agreements as a condition of a settlement of a False Claim Act matter. In September 2014, the Criminal Division of the DOJ, announced that all qui tam cases will be shared with their Division to determine if a parallel criminal investigation should be opened. The DOJ has also announced an intention to pursue civil and criminal actions against individuals within a company as well as the corporate entity or entities. In addition, health care facilities are subject to monitoring by state and federal surveyors to ensure compliance with program Conditions of Participation. In the event a facility is found to be out of compliance with a Condition of Participation and unable to remedy the alleged deficiency(s), the facility faces termination from the Medicare and Medicaid programs or compliance with a System Improvement Agreement to remedy deficiencies and ensure compliance.

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

The table below sets forth, for the quarters indicated, the high and low reported closing sales prices per share reported on the New York Stock Exchange for our Class B Common Stock for the years ended December 31, 2016 and 2015:

	2016	2015
	High-Low Sales Price	High-Low Sales Price
Quarter:
1st	$125.33-$101.65	$121.33-$102.53
2nd	$138.74-$121.74	$142.69-$112.96
3rd	$138.28-$118.82	$146.24-$121.16
4th	$128.06-$101.55	$130.32-$111.73

The number of stockholders of record as of January 31, 2017, were as follows:

Class A Common	16
Class B Common	231
Class C Common	3
Class D Common	105

Stock Repurchase Programs

In July, 2014, our Board of Directors authorized a stock repurchase program whereby, from time to time as conditions allow, we may spend up to $400 million to purchase shares of our Class B Common Stock on the open market at prevailing market prices or in negotiated private transactions.  In February, 2016, our Board of Directors authorized a $400 million increase to our stock repurchase program, which increased the aggregate authorization to $800 million from the previous $400 million mentioned above. There is no expiration date for our stock repurchase programs. As reflected below, during the three-month period ended December 31, 2016, we have repurchased 475,000 shares at an aggregate cost of $51.8 million ($8.0 million of which was paid in early January, 2017) pursuant to the terms of our stock repurchase program.  In addition, 119,438 shares were repurchased in connection with income tax withholding obligations resulting from the exercise of stock options and the vesting of restricted stock grants.

During the period of October 1, 2016 through December 31, 2016, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of dollars that may yet be purchased under the program (in thousands)
October, 2016	—	1,569	—	N/A	—	N/A	$194	$337,690
November, 2016	—	5,540	—	N/A	—	N/A	$703	$337,690
December, 2016	—	587,329	—	N/A	475,000	$109.05	$51,799	$285,891
Total October through December	—	594,438	—	N/A	475,000	$120.91	$52,696

Dividends

During the two years ending December 31, 2016, dividends per share were declared and paid as follows:

	2016	2015
First quarter	$.10	$.10
Second quarter	$.10	$.10
Third quarter	$.10	$.10
Fourth quarter	$.10	$.10
Total	$.40	$.40

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

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the stock included in the Standard & Poor’s 500 Index and a Peer Group Index during the five year period ended December 31, 2016. The graph assumes an investment of $100 made in our common stock and each Index as of January 1, 2012 and has been weighted based on market capitalization. Note that our common stock price performance shown below should not be viewed as being indicative of future performance.

Companies in the peer group, which consist of companies in the S&P 500 Index or S&P MidCap 400 Index are as follows: Community Health Systems, Inc., Health Management Associates, Inc. (included until January, 2014 when it was acquired by Community Health Systems, Inc.), LifePoint Hospitals, Inc., Tenet Healthcare Corporation and HCA Holdings, Inc. (included from March, 2011 at which time the company’s stock began publicly trading).

Company Name / Index	2011	2012	2013	2014	2015	2016
Universal Health Services, Inc.	$100.00	$126.05	$212.47	$291.79	$314.38	$280.81
S&P 500 Index	$100.00	$116.00	$153.57	$174.60	$177.01	$198.18
Peer Group	$100.00	$157.70	$232.26	$329.14	$275.01	$260.33

ITEM 6.	Selected Financial Data

The following table contains our selected financial data for, or as of the end of, each of the five years ended December 31, 2015. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Summary of Operations (in thousands)
Net revenues	$9,766,210	$9,043,451	$8,205,088	$7,367,873	$7,054,182
Income before income taxes	$1,156,358	$1,145,901	$929,667	$869,332	$763,663
Net income attributable to UHS	$702,409	$680,528	$545,343	$510,733	$443,446
Net margin	7.2%	7.5%	6.6%	6.9%	6.3%
Return on average equity	16.0%	16.6%	15.3%	16.8%	17.2%
Financial Data (in thousands)
Cash provided by operating activities	$1,288,474	$1,020,898	$1,035,876	$884,241	$799,231
Capital expenditures, net (1)	$519,939	$379,321	$391,150	$358,493	$363,192
Total assets	$10,317,802	$9,615,444	$8,974,443	$8,311,723	$8,200,843
Long-term borrowings	$4,030,230	$3,368,634	$3,210,215	$3,209,762	$3,727,431
UHS’s common stockholders’ equity	$4,533,220	$4,249,647	$3,735,946	$3,249,979	$2,713,345
Percentage of total debt to total capitalization	48%	45%	47%	51%	58%
Operating Data—Acute Care Hospitals (2)
Average licensed beds	5,934	5,832	5,776	5,652	5,563
Average available beds	5,759	5,656	5,571	5,429	5,338
Inpatient admissions	274,074	261,727	251,165	246,160	245,234
Average length of patient stay	4.6	4.7	4.6	4.5	4.5
Patient days	1,251,511	1,218,969	1,167,726	1,112,541	1,095,790
Occupancy rate for licensed beds	58%	57%	55%	54%	54%
Occupancy rate for available beds	59%	59%	57%	56%	56%
Operating Data—Behavioral Health Facilities (2)
Average licensed beds	21,829	21,202	20,231	19,940	19,258
Average available beds	21,744	21,116	20,131	19,841	19,178
Inpatient admissions	456,052	447,007	426,510	401,565	373,437
Average length of patient stay	13.2	13.1	12.9	13.3	14.0
Patient days	6,004,066	5,835,134	5,518,660	5,354,334	5,212,800
Occupancy rate for licensed beds	75%	75%	75%	74%	74%
Occupancy rate for available beds	75%	76%	75%	74%	74%
Per Share Data
Net income attributable to UHS—basic	$7.22	$6.89	$5.52	$5.21	$4.57
Net income attributable to UHS—diluted	$7.14	$6.76	$5.42	$5.14	$4.53
Dividends declared	$0.40	$0.40	$0.30	$0.20	$0.60
Other Information (in thousands)
Weighted average number of shares outstanding—basic	97,208	98,797	98,826	98,033	96,821
Weighted average number of shares and share equivalents outstanding—diluted	98,380	100,694	100,544	99,361	97,711

(1)	Amounts exclude non-cash capital lease obligations, if any.
(2)	Excludes statistical information related to divested facilities.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals and outpatient facilities and behavioral health care facilities.

As of February 28, 2017, we owned and/or operated 319 inpatient facilities and 33 outpatient and other facilities including the following located in 37 states, Washington, D.C., the United Kingdom, Puerto Rico and the U.S. Virgin Islands:

Acute care facilities located in the U.S.:

•	26 inpatient acute care hospitals;
•	4 free-standing emergency departments, and;
•	4 outpatient surgery/cancer care centers & 1 surgical hospital.

Behavioral health care facilities (293 inpatient facilities and 24 outpatient facilities):

Located in the U.S.:

•	189 inpatient behavioral health care facilities, and;
•	20 outpatient behavioral health care facilities.

Located in the U.K.:

•	100 inpatient behavioral health care facilities, and;
•	2 outpatient behavioral health care facilities.

Located in Puerto Rico and the U.S. Virgin Islands:

•	4 inpatient behavioral health care facilities, and;
•	2 outpatient behavioral health care facility.

In late December, 2016, we completed the acquisition of Cambian Group, PLC’s adult services’ division (the “Cambian Adult Services”) for a total purchase price of approximately $473 million. The Cambian Adult Services division consists of 79 inpatient and 2 outpatient behavioral health facilities located in the U.K. The Competition and Markets Authority (“CMA”) in the U.K. is currently reviewing our acquisition of the Cambian Adult Services. We estimate that the CMA’s review of our acquisition will be completed during the second quarter of 2017.  However, until such review is completed, we are not permitted to integrate the Cambian Adult Services business into our existing businesses located in the U.K.  Further, we can provide no assurance that the CMA will not require us to divest certain parts of the Cambian Adults Services division or certain parts of our existing business located in the U.K.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 52% during 2016 and 51% during each of 2015 and 2014. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 48% of our consolidated net revenues during 2016 and 49% during each of 2015 and 2014.

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
•

as discussed below in Sources of Revenue, we receive revenues from various state and county based programs, including Medicaid in all the states in which we operate (we receive Medicaid revenues in excess of $100 million annually from each of Texas, California, Washington, D.C., Nevada, Pennsylvania, Illinois, Virginia and Massachusetts); CMS-approved Medicaid supplemental programs in certain states including Texas, Mississippi, Illinois, Oklahoma, Nevada, Arkansas, California and Indiana, and; state Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations;

•	our ability to continue to obtain capital on acceptable terms, including borrowed funds, to fund the future growth of our business;
•	our inpatient acute care and behavioral health care facilities may experience decreasing admission and length of stay trends;
•

our financial statements reflect large amounts due from various commercial and private payors and there can be no assurance that failure of the payors to remit amounts due to us will not have a material adverse effect on our future results of operations;

•

in March, 2010, the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act (the “ACA”) were enacted into law and created significant changes to health insurance coverage for U.S. citizens as well as material revisions to the federal Medicare and state Medicaid programs. The two combined primary goals of these acts are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses. Medicare, Medicaid and other health care industry changes are scheduled to be implemented at various times during this decade.

Initiatives to repeal the ACA, in whole or in part, to delay elements of implementation or funding, and to offer amendments or supplements to modify its provisions, have been persistent and may increase as a result of the 2016 election.  The ultimate outcomes of legislative attempts to repeal or amend the ACA and legal challenges to the ACA are unknown.  Results of recent Congressional elections and the change of Presidential administrations beginning in 2017 could create a political environment in which substantial portions of the ACA are repealed or revised.  Specifically, President Donald Trump’s 100 Day Action Plan called for full repeal of the ACA and its replacement with health savings accounts, cross-states sales of health insurance, and modifications to state-managed Medicaid programs.  Nevertheless, prospects for rapid enactment of radical change in the health care regulatory landscape are not clear, and President Donald Trump has already indicated that popular provisions of the ACA should be preserved.  It remains unclear what portions of the ACA may remain, or what any replacement or alternative programs may be created by any future legislation.  Any such future repeal or replacement may have significant impact on the reimbursement for healthcare services generally, and may create reimbursement for services competing with the services offered by our hospitals. Accordingly, there can be no assurance that the adoption of any future federal or state healthcare reform legislation will not have a negative financial impact on our hospitals, including their ability to compete with alternative healthcare services funded by such potential legislation, or for our facilities to receive payment for services;

•

the Department of Health and Human Services (“HHS”) published final regulations in July, 2010 implementing the health information technology (“HIT”) provisions of the American Recovery and Reinvestment Act (referred to as the “HITECH Act”). The final regulation defines the “meaningful use” of Electronic Health Records (“EHR”) and establishes the requirements for the Medicare and Medicaid EHR payment incentive programs. The implementation period for these new Medicare and Medicaid incentive payments started in federal fiscal year 2011 and can end as late as 2016 for Medicare and 2021 for the state Medicaid programs. Hospitals that do not qualify as a meaningful user of EHR by 2015 are subject to a reduced market basket update to the inpatient prospective payment system (“IPPS”) standardized amount in 2015 and each subsequent fiscal year. We believe that all of our acute care hospitals have met the applicable meaningful use criteria and therefore were not subject to a reduced market basked update to the IPPS standardized amount in federal fiscal year 2015. However, under the HITECH Act, hospitals must continue to meet the applicable meaningful use criteria in each fiscal year or they will be subject to a market basket update reduction in a subsequent fiscal year. Failure of our acute care hospitals to continue to meet the applicable meaningful use criteria would have an adverse effect on our future net revenues and results of operations;

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

Revenue Recognition:  We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 32% of our net patient revenues during 2016, 34% during 2015 and 38% during 2014. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 56% of our net patient revenues during 2016, 54% during 2015 and 52% during 2014.

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

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our Consolidated Balance Sheets. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we cannot provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our results in 2016, 2015 or 2014. If it were to occur, each 1% adjustment to our estimated net Medicare revenues that are subject to retrospective review and settlement as of December 31, 2016, would change our after-tax net income by approximately $1 million.

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

Historically, a significant portion of the patients treated throughout our portfolio of acute care hospitals are uninsured patients which, in part, has resulted from patients who are employed but do not have health insurance or who have policies with relatively high deductibles. Generally, patients treated at our hospitals for non-elective services, who have gross income less than 400% of the federal poverty guidelines, are deemed eligible for charity care. The federal poverty guidelines are established by the federal government and are based on income and family size. Effective January 1, 2016, our hospitals in certain states in which we operate reduced the charity care eligibility threshold to less than the federal poverty guidelines.  Because we do not pursue collection of amounts that qualify as charity care, they are not reported in our net revenues or in our accounts receivable, net.

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts the reported amounts in future periods for the provision for doubtful accounts and other accounts such as Medicaid pending. Although the patient’s ultimate eligibility determination may result in amounts being reclassified among these accounts from period to period, these reclassifications did not have a material impact on our results of operations in 2016, 2015 or 2014 since our facilities make estimates at each financial reporting period to reserve for amounts that are deemed to be uncollectible.

We also provide discounts to uninsured patients (included in “uninsured discounts” amounts below) who do not qualify for Medicaid or charity care. Because we do not pursue collection of amounts classified as uninsured discounts, they are not reported in our net revenues or in our net accounts receivable. In implementing the discount policy, we first attempt to qualify uninsured patients for governmental programs, charity care or any other discount program. If an uninsured patient does not qualify for these programs, the uninsured discount is applied. Our accounts receivable are recorded net of allowance for doubtful accounts of $410 million and $399 million at December 31, 2016 and 2015, respectively.

Approximately 85% during each of 2016 and 2015 of our consolidated provision for doubtful accounts, was incurred by our acute care hospitals. Shown below is our payer mix concentrations and related aging of our billed accounts receivable, net of contractual allowances, for our acute care hospitals as of December 31, 2016 and 2015:

As of December 31, 2016:

	Days
Payer	0-60	61-120	121-180	over 180
Medicare	$71,213	$4,519	$1,385	$4,225
Medicaid	15,659	6,654	4,256	8,966
Commercial insurance and other	336,346	117,919	62,806	164,143
Private pay	114,382	67,316	16,689	26,881
Total	$537,600	$196,408	$85,136	$204,215

As of December 31, 2015:

	Days
Payer	0-60	61-120	121-180	over 180
Medicare	$71,364	$5,189	$1,837	$4,743
Medicaid	11,817	7,630	3,418	8,419
Commercial insurance and other	315,674	120,896	59,765	143,736
Private pay	101,927	62,356	22,000	25,437
Total	$500,782	$196,071	$87,020	$182,335

Accounting for Medicare and Medicaid Electronic Health Records Incentive Payments: In July 2010, the Department of Health and Human Services published final regulations implementing the health information technology provisions of the American Recovery and Reinvestment Act. The regulation defines the “meaningful use” of Electronic Health Records (“EHR”) and established the requirements for the Medicare and Medicaid EHR payment incentive programs. The implementation period for these new Medicare and Medicaid incentive payments started in federal fiscal year 2011 and ended as late as 2016 for Medicare and can end as late as 2021 for the state Medicaid programs. We recognize income related to Medicare and Medicaid incentive payments using a gain contingency model that is based upon when our eligible hospitals have demonstrated “meaningful use” of certified EHR technology for the applicable period and the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available.

Medicare EHR incentive payments: Federal regulations require that Medicare EHR incentive payments be computed based on the Medicare cost report that begins in the federal fiscal period in which a hospital meets the applicable “meaningful use” requirements. Since the annual Medicare cost report periods for each of our acute care hospitals ends on December 31st, we have recognized Medicare EHR incentive income for each hospital during the fourth quarter of the year in which the facility meets the “meaningful use” criteria.

Medicaid EHR incentive payments: Medicaid EHR incentive payments are determined based upon prior period cost report information available at the time our hospitals met the “meaningful use” criteria. Therefore, the majority of the Medicaid EHR incentive income recognition occurred in the period in which the applicable hospitals were deemed to have met initial “meaningful use” criteria.

Self-Insured/Other Insurance Risks: We provide for self-insured risks including general and professional liability claims, workers’ compensation claims and healthcare and dental claims. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimate of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. All relevant information, including our own historical experience is used in estimating the expected amount of claims. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Our estimated self-insured reserves are reviewed and changed, if necessary, at each reporting date and changes are recognized currently as additional expense or as a reduction of expense. In addition, we also: (i) own commercial health insurers headquartered in Reno, Nevada, and Puerto Rico and; (ii) maintain self-insured employee benefits programs for employee healthcare and dental claims. The ultimate costs related to these programs/operations include expenses for claims incurred and paid in addition to an accrual for the estimated expenses incurred in connection with claims incurred but not yet reported. Given our significant insurance-related exposure, there can be no assurance that a sharp increase in the number and/or severity of claims asserted against us will not have a material adverse effect on our future results of operations.

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

Goodwill and Intangible Assets: Goodwill and indefinite-lived intangible assets are reviewed for impairment at the reporting unit level on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit.  We have designated October 1st as our annual impairment assessment date and performed an impairment assessment as of October 1, 2016 which indicated no impairment of goodwill or indefinite-lived intangible assets.  There were also no impairments during 2015 or 2014.  During 2015, we changed our annual goodwill and indefinite-lived intangibles testing date from September 1st to October 1st.  Management believes that this voluntary change in accounting method is preferable as it aligns the annual impairment testing date with our annual budgeting process. The 2015 change in annual testing date did not delay, accelerate or avoid an impairment charge. Future changes in the estimates used to conduct the impairment review, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill or indefinite-lived intangible assets.

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

Recent Accounting Pronouncements:  For a summary of recent accounting pronouncements, please see Note 1 to the Consolidated Financial Statements-Accounting Standards as included in this Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

The following table summarizes our results of operations, and is used in the discussion below, for the years ended December 31, 2016, 2015 and 2014 (dollar amounts in thousands):

	Year Ended December 31,
	2016		2015		2014
		% of Net		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$10,507,788		$9,784,724		$8,904,071
Less: Provision for doubtful accounts	741,578		741,273		698,983
Net revenues	9,766,210	100.0%	9,043,451	100.0%	8,205,088	100.0%
Operating charges:
Salaries, wages and benefits	4,585,530	47.0%	4,212,387	46.6%	3,845,461	46.9%
Other operating expenses	2,359,339	24.2%	2,119,805	23.4%	1,922,743	23.4%
Supplies expense	1,031,337	10.6%	974,088	10.8%	895,693	10.9%
Depreciation and amortization	416,608	4.3%	398,618	4.4%	375,624	4.6%
Lease and rental expense	97,324	1.0%	94,973	1.1%	93,993	1.1%
Electronic health records incentive income	(5,339)	-0.1%	(15,815)	-0.2%	(27,902)	-0.3%
Costs related to extinguishment of debt	0	0.0%	0	0.0%	36,171	0.4%
Subtotal-operating expenses	8,484,799	86.9%	7,784,056	86.1%	7,141,783	87.0%
Income from operations	1,281,411	13.1%	1,259,395	13.9%	1,063,305	13.0%
Interest expense, net	125,053	1.3%	113,494	1.3%	133,638	1.6%
Income before income taxes	1,156,358	11.8%	1,145,901	12.7%	929,667	11.3%
Provision for income taxes	409,187	4.2%	395,203	4.4%	324,671	4.0%
Net income	747,171	7.7%	750,698	8.3%	604,996	7.4%
Less: Net income attributable to noncontrolling interests	44,762	0.5%	70,170	0.8%	59,653	0.7%
Net income attributable to UHS	$702,409	7.2%	$680,528	7.5%	$545,343	6.6%

Year Ended December 31, 2016 as compared to the Year Ended December 31, 2015:

Net revenues increased 8% or $723 million to $9.77 billion during 2016 as compared to $9.04 billion during 2015. The increase was primarily attributable to:

•	a $542 million or 6% increase in net revenues generated from our acute care and behavioral health care operations owned during both periods (which we refer to as “same facility”), and;
•

other combined net increase of $181 million consisting primarily of the revenues generated at 4 behavioral health care hospitals acquired in the U.K. in connection with our acquisition of Alpha Hospital Holdings Limited (“Alpha”) during the third quarter of 2015, and 4 inpatient facilities and 8 outpatient centers acquired during the fourth quarter of 2015 as result of our acquisition of Foundations Recovery Network, LLC (“Foundations”).

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $10 million to $1.16 billion during 2016 as compared to $1.15 billion during 2015. The net increase in our income before income taxes during 2016, as compared to 2015, was due to the following:

a.	an increase of $30 million as discussed below in Acute Care Hospital Services;
b.	an increase of $9 million as discussed below in Behavioral Health Services;
c.	a decrease of $12 million resulting from an increase in interest expense due primarily to increased aggregate average outstanding borrowings, and;

d.	$17 million of other combined net decreases.

Net income attributable to UHS increased $22 million to $702 million during 2016 as compared to $681 million during 2015.

The increase consisted of:

•	an increase of $10 million in income before income taxes, as discussed above;
•

an increase of $26 million resulting from a decrease in the income attributable to noncontrolling interests which was due primarily to our May, 2016, purchase of the minority ownership interests held by a third-party in six acute care hospitals located in Las Vegas, Nevada, and;

•

a decrease of $14 million resulting from an increase in the provision for income taxes recorded on the $36 million increase in pre-tax income ($10 million increase in income before income taxes plus the $26 million increase in income resulting from a decrease in the income attributable to noncontrolling interests).

Year Ended December 31, 2015 as compared to the Year Ended December 31, 2014:

Net revenues increased 10% or $838 million to $9.04 billion during 2015 as compared to $8.21 billion during 2014. The increase was primarily attributable to:

•	a $552 million or 7% increase in net revenues generated from our acute care and behavioral health care operations owned during both periods, and;
•

other combined net increase of $286 million consisting primarily of: (i) the revenues generated at 21 behavioral health care facilities acquired in the U.K. between September, 2014 and December, 2015; (ii) a full year of revenues generated at a commercial health insurer headquartered in Reno, Nevada, that was acquired in June, 2014, and; (iii) the revenues generated at the behavioral health care facilities acquired during the third and fourth quarters of 2015 in connection with the Alpha and Foundations transactions.

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $216 million to $1.15 billion during 2015 as compared to $930 million during 2014. Included in our income before income taxes during 2015, as compared to 2014, was the following:

a.

an increase of $77 million as discussed below in Acute Care Hospital Services, excluding the EHR impact (as mentioned in g. below) and excluding the change resulting from the reduction to our prior year professional and general liability self-insurance reserves recorded during 2014 (as mentioned in c. below);

b.

an increase of $86 million as discussed below in Behavioral Health Services, excluding the change resulting from the reduction to our prior year professional and general liability self-insurance reserves during 2014 (as mentioned in c. below);

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
f.

an increase of $36 million resulting from a charge incurred during the third quarter of 2014 in connection with the costs related to extinguishment of debt resulting from various financing transactions that occurred at that time;

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

Acute Care Hospital Services

Year Ended December 31, 2016 as compared to the Year Ended December 31, 2015:

Acute Care Hospital Services-Same Facility Basis

We believe that providing our results on a “Same Facility” basis (which is a non-GAAP measure), which includes the operating results for facilities and businesses operated in both the current year and prior year periods, is helpful to our investors as a measure of our operating performance. Our Same Facility results also neutralize (if applicable) the impact of the EHR applications, the effect of items that are non-operational in nature including items such as, but not limited to, gains on sales of assets and businesses, impacts of settlements, legal judgments and lawsuits and other amounts that may be reflected in the current or prior year financial statements that relate to prior periods. Our Same Facility basis results reflected on the tables below also exclude from net revenues and other operating expenses, provider tax assessments incurred in each period as discussed below Sources of Revenue-Various State Medicaid Supplemental Payment Programs. However, these provider tax assessments are included in net revenues and other operating expenses as reflected in the table below under All Acute Care Hospital Services. The provider tax assessments had no impact on the income before income taxes as reflected on the tables below since the amounts offset between net revenues and other operating expenses. To obtain a complete understanding of our financial performance, the Same Facility results should be examined in connection with our net income as determined in accordance with GAAP and as presented in the condensed consolidated financial statements and notes thereto as contained in this Annual Report on Form 10-K.

The following table summarizes the results of operations for our acute care hospital services on a same facility basis and is used in the discussions below for the years ended December 31, 2016 and 2015 (dollar amounts in thousands):

	Year Ended		Year Ended
	December 31, 2016		December 31, 2015
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$5,611,838		$5,187,677
Less: Provision for doubtful accounts	625,170		631,013
Net revenues	4,986,668	100.0%	4,556,664	100.0%
Operating charges:
Salaries, wages and benefits	2,064,928	41.4%	1,895,040	41.6%
Other operating expenses	1,215,459	24.4%	1,058,673	23.2%
Supplies expense	832,158	16.7%	780,019	17.1%
Depreciation and amortization	233,430	4.7%	229,517	5.0%
Lease and rental expense	51,336	1.0%	50,121	1.1%
Subtotal-operating expenses	4,397,311	88.2%	4,013,370	88.1%
Income from operations	589,357	11.8%	543,294	11.9%
Interest expense, net	3,275	0.1%	4,214	0.1%
Income before income taxes	$586,082	11.8%	$539,080	11.8%

On a same facility basis during 2016, as compared to 2015, net revenues from our acute care services increased $430 million or 9%. Income before income taxes increased $47 million or 9% to $586 million or 11.8% of net revenues during 2016 as compared to $539 million or 11.8% of net revenues during 2015.

Inpatient admissions to our acute care hospitals owned during both years increased 4.3% during 2016, as compared to 2015, while patient days increased 2.4%. Adjusted admissions (adjusted for outpatient activity) increased 5.2% and adjusted patient days increased 3.3% during 2016, as compared to 2015. The average length of inpatient stay at these facilities was 4.6 days during 2016 and 4.7 days during 2015. The occupancy rate, based on the average available beds at these facilities, was 60% during 2016 and 59%

during 2015. On a same facility basis, net revenue per adjusted admission at these facilities increased 2.7% during 2016, as compared to 2015, and net revenue per adjusted patient day increased 4.6% during 2016, as compared to 2015.

   All Acute Care Hospital Services

The following table summarizes the results of operations for all our acute care operations during 2016 and 2015. These amounts include: (i) our acute care results on a same facility basis, as indicated above; (ii) the impact of the implementation of EHR applications at our acute care hospitals; (iii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iv) certain other amounts including the results of a 25-bed acute care hospital located in Pahrump, Nevada that was acquired in August, 2016 and the results of a newly constructed, 130-bed acute care hospital located in Henderson, Nevada that was completed and opened during the fourth quarter of 2016.  Dollar amounts below are reflected in thousands.

	Year Ended		Year Ended
	December 31, 2016		December 31, 2015
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$5,740,777		$5,263,577
Less: Provision for doubtful accounts	627,827		631,013
Net revenues	5,112,950	100.0%	4,632,564	100.0%
Operating charges:
Salaries, wages and benefits	2,086,986	40.8%	1,896,002	40.9%
Other operating expenses	1,315,715	25.7%	1,131,481	24.4%
Supplies expense	836,481	16.4%	780,019	16.8%
Depreciation and amortization	273,176	5.3%	266,912	5.8%
Lease and rental expense	52,604	1.0%	50,121	1.1%
Electronic health records incentive income	(5,339)	-0.1%	(15,815)	-0.3%
Subtotal-operating expenses	4,559,623	89.2%	4,108,720	88.7%
Income from operations	553,327	10.8%	523,844	11.3%
Interest expense, net	3,277	0.1%	4,214	0.1%
Income before income taxes	$550,050	10.8%	$519,630	11.2%

During 2016, as compared to 2015, net revenues generated from our acute care hospital services increased $480 million or 10% to $5.11 billion due primarily to: (i) a $430 million, or 9%, increase same facility revenues, as discussed above, and; (ii) other combined net increase of $50 million due primarily to the net revenues generated at the two above-mentioned acute care hospitals located in Nevada that were acquired or opened during 2016, and an increase in provider tax assessments.

Income before income taxes increased $30 million to $550 million or 10.8% of net revenues during 2016 as compared to $520 million or 11.2% of net revenues during 2015.

Included in these results are the following:

•	the $47 million increase in income before income taxes from our acute care hospital services, on a same facility basis, as discussed above;
•

a net decrease of $9 million related to the incentive income ($5 million in 2016 and $16 million in 2015), net of related depreciation and amortization expense ($35 million in 2016 and $37 million in 2015), recorded in connection with the implementation of EHR applications at our acute care hospitals, and;

•

a net other combined decrease of $8 million consisting primarily of the operating losses incurred at the newly constructed, 130-bed acute care hospital located in Henderson, Nevada, that was completed and opened during the fourth quarter of 2016.

Uncompensated care (charity care and uninsured discounts):

The following table shows the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the years ended December 31, 2016, 2015 and 2014:

	(dollar amounts in thousands)
	2016		2015		2014
	Amount	%	Amount	%	Amount	%
Charity care	$733,585	50%	$506,571	42%	$515,435	45%
Uninsured discounts	720,205	50%	696,463	58%	620,587	55%
Total uncompensated care	$1,453,790	100%	$1,203,034	100%	$1,136,022	100%

Generally, patients treated at our hospitals for non-elective services, who have gross income less than 400% of the federal poverty guidelines, are deemed eligible for charity care. The federal poverty guidelines are established by the federal government and are based on income and family size. Effective January 1, 2016, our hospitals in certain states in which we operate reduced the charity care eligibility threshold to less than the federal poverty guidelines. During 2016, as compared to 2015 and 2014, this change resulted in an increase in the charity care component of our total uncompensated care and a decrease in the uninsured discount component.

The provision for doubtful accounts at our acute care hospitals was approximately $628 million during 2016, $631 million during 2015 and $590 million during 2014.

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

	(amounts in thousands)
	2016	2015	2014
Estimated cost of providing charity care	$107,887	$77,557	$78,475
Estimated cost of providing uninsured discounts related care	105,920	106,630	94,484
Estimated cost of providing uncompensated care	$213,807	$184,187	$172,959

Year Ended December 31, 2015 as compared to the Year Ended December 31, 2014:

Acute Care Hospital Services-Same Facility Basis

The following table summarizes the results of operations for our acute care hospital services on a same facility basis and is used in the discussions below for the years ended December 31, 2015 and 2014 (dollar amounts in thousands):

	Year Ended		Year Ended
	December 31, 2015		December 31, 2014
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$5,080,467		$4,695,474
Less: Provision for doubtful accounts	618,011		590,384
Net revenues	4,462,456	100.0%	4,105,090	100.0%
Operating charges:
Salaries, wages and benefits	1,876,794	42.1%	1,728,808	42.1%
Other operating expenses	983,448	22.0%	930,796	22.7%
Supplies expense	778,787	17.5%	709,725	17.3%
Depreciation and amortization	226,412	5.1%	216,496	5.3%
Lease and rental expense	49,817	1.1%	50,794	1.2%
Subtotal-operating expenses	3,915,258	87.7%	3,636,619	88.6%
Income from operations	547,198	12.3%	468,471	11.4%
Interest expense, net	3,776	0.1%	4,302	0.1%
Income before income taxes	$543,422	12.2%	$464,169	11.3%

On a same facility basis during 2015, as compared to 2014, net revenues generated from our acute care hospital services increased $357 million or 9%. Income before income taxes increased $79 million or 17% to $543 million or 12.2% of net revenues during 2015 as compared to $464 million or 11.3% of net revenues during 2014.

Inpatient admissions to our acute care hospitals owned during both years increased 4.2% during 2015, as compared to 2014, while patient days increased 4.4%. Adjusted admissions (adjusted for outpatient activity) increased 5.4% and adjusted patient days increased 5.5% during 2015, as compared to 2014. The average length of inpatient stay at these facilities was 4.7 days during 2015 and 4.6 days during 2014. The occupancy rate, based on the average available beds at these facilities, was 59% during 2015 and 58% during 2014. On a same facility basis, net revenue per adjusted admission at these facilities increased 3.9% during 2015, as compared to 2014, and net revenue per adjusted patient day increased 3.7% during 2015, as compared to 2014.

All Acute Care Hospital Services

The following table summarizes the results of operations for all our acute care operations during 2015 and 2014. These amounts include: (i) our acute care results on a same facility basis, as indicated above; (ii) the impact of the implementation of EHR applications at our acute care hospitals; (iii) the operating results of a commercial insurer acquired in June of 2014 (the operating results for the periods of June through December of 2015 and 2014 are also included in the same facility basis results reflected above); (iv) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (v) certain other amounts.  Dollar amounts below are reflected in thousands.

	Year Ended		Year Ended
	December 31, 2015		December 31, 2014
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$5,263,577		$4,768,487
Less: Provision for doubtful accounts	631,013		590,384
Net revenues	4,632,564	100.0%	4,178,103	100.0%
Operating charges:
Salaries, wages and benefits	1,896,002	40.9%	1,728,973	41.4%
Other operating expenses	1,131,481	24.4%	993,063	23.8%
Supplies expense	780,019	16.8%	709,776	17.0%
Depreciation and amortization	266,912	5.8%	253,769	6.1%
Lease and rental expense	50,121	1.1%	50,794	1.2%
Electronic health records incentive income	(15,815)	-0.3%	(27,902)	-0.7%
Subtotal-operating expenses	4,108,720	88.7%	3,708,473	88.8%
Income from operations	523,844	11.3%	469,630	11.2%
Interest expense, net	4,214	0.1%	4,302	0.1%
Income before income taxes	$519,630	11.2%	$465,328	11.1%

During 2015, as compared to 2014, net revenues generated from our acute care hospital services increased $454 million or 11% to $4.63 billion due primarily to: (i) a $357 million, or 9%, increase same facility revenues, as discussed above, and; (ii) other combined net increase of $97 million consisting primarily of a full year of revenues related to a commercial health insurer that was acquired in June of 2014.

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

Behavioral Health Care Services

Year Ended December 31, 2016 as compared to the Year Ended December 31, 2015

Behavioral Health Care Services-Same Facility Basis

Our Same Facility basis results (which is a non-GAAP measure), which include the operating results for facilities and businesses operated in both the current year and prior year period, neutralize (if applicable) the effect of items that are non-operational in nature including items such as, but not limited to, gains on sales of assets and businesses, impacts of settlements, legal judgments and lawsuits and other amounts that may be reflected in the current or prior year financial statements that relate to prior periods. Our Same Facility basis results reflected on the tables below also exclude from net revenues and other operating expenses, provider tax assessments incurred in each period as discussed below Sources of Revenue-Various State Medicaid Supplemental Payment Programs. However, these provider tax assessments are included in net revenues and other operating expenses as reflected in the table below under All Behavioral Health Care Services. The provider tax assessments had no impact on the income before income taxes as reflected on the tables below since the amounts offset between net revenues and other operating expenses. To obtain a complete understanding of our financial performance, the Same Facility results should be examined in connection with our net income as determined in accordance with GAAP and as presented in the condensed consolidated financial statements and notes thereto as contained in this Annual Report on Form 10-K.

The following table summarizes the results of operations for our behavioral health care services, on a same facility basis, and is used in the discussions below for the years ended December 31, 2016 and 2015 (dollar amounts in thousands):

	Year Ended		Year Ended
	December 31, 2016		December 31, 2015
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$4,537,418		$4,422,803
Less: Provision for doubtful accounts	112,061		109,734
Net revenues	4,425,357	100.0%	4,313,069	100.0%
Operating charges:
Salaries, wages and benefits	2,187,896	49.4%	2,084,152	48.3%
Other operating expenses	854,174	19.3%	838,732	19.4%
Supplies expense	189,245	4.3%	191,001	4.4%
Depreciation and amortization	127,060	2.9%	121,524	2.8%
Lease and rental expense	41,584	0.9%	42,513	1.0%
Subtotal-operating expenses	3,399,959	76.8%	3,277,922	76.0%
Income from operations	1,025,398	23.2%	1,035,147	24.0%
Interest expense, net	1,753	0.0%	1,854	0.0%
Income before income taxes	$1,023,645	23.1%	$1,033,293	24.0%

On a same facility basis during 2016, as compared to 2015, net revenues generated from our behavioral health care services increased $112 million or 3% to $4.43 billion during 2016 as compared to $4.31 billion during 2015. Income before income taxes decreased $10 million or 1% to $1.02 billion or 23.1% of net revenues during 2016 as compared to $1.03 billion or 24.0% of net revenues during 2015.

Inpatient admissions to our behavioral health care facilities owned during both years increased 1.3% during 2016, as compared to 2015, while patient days increased 1.2%. Adjusted admissions increased 1.0% and adjusted patient days increased 0.9% during 2016, as compared to 2015. The average length of inpatient stay at these facilities was 13.0 days during each of 2016 and 2015. The occupancy rate, based on the average available beds at these facilities, was 76% during each of 2016 and 2015. On a same facility basis, net revenue per adjusted admission at these facilities increased 1.4% during 2016, as compared to 2015, and net revenue per adjusted patient day increased 1.5% during 2016, as compared to 2015.

In certain markets in which we operate, the ability of our behavioral health facilities to fully meet the demand for their services has been unfavorably impacted by a shortage of clinicians which includes psychiatrists, nurses and mental health technicians which has, at times, caused the closure of a portion of available bed capacity. As a result, we have instituted certain initiatives at the impacted facilities designed to enhance recruitment and retention of clinical staff.  Although we believe the impact on these facilities is temporary, we can provide no assurance that these factors will not continue to unfavorably impact our patient volumes.

All Behavioral Health Care Services

The following table summarizes the results of operations for all our behavioral health care services during 2016 and 2015 which includes our behavioral health results on a same facility basis, the impact of the facilities acquired or opened within the previous twelve months, and the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes (dollar amounts in thousands):

	Year Ended		Year Ended
	December 31, 2016		December 31, 2015
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$4,758,761		$4,510,477
Less: Provision for doubtful accounts	113,754		110,142
Net revenues	4,645,007	100.0%	4,400,335	100.0%
Operating charges:
Salaries, wages and benefits	2,271,967	48.9%	2,105,206	47.8%
Other operating expenses	965,873	20.8%	910,741	20.7%
Supplies expense	194,872	4.2%	192,387	4.4%
Depreciation and amortization	134,487	2.9%	124,205	2.8%
Lease and rental expense	45,346	1.0%	44,119	1.0%
Subtotal-operating expenses	3,612,545	77.8%	3,376,658	76.7%
Income from operations	1,032,462	22.2%	1,023,677	23.3%
Interest expense, net	1,728	0.0%	1,854	0.0%
Income before income taxes	$1,030,734	22.2%	$1,021,823	23.2%

During 2016, as compared to 2015, net revenues generated from our behavioral health care services increased 6% or $245 million to $4.65 billion during 2016 as compared to $4.40 billion during 2015. The increase in net revenues was attributable to: (i) $112 million or 3% increase in same facility revenues, as discussed above, and; (ii) $133 million of other combined increases consisting primarily of the revenues generated at the facilities acquired in the Alpha and Foundations transactions.

Income before income taxes increased $9 million or 1% to $1.03 billion or 22.2% of net revenues during 2016 as compared to $1.02 billion or 23.2% of net revenues during 2015. The increase in income before income taxes at our behavioral health facilities was attributable to:

•	a $10 million decrease at our behavioral health facilities on a same facility basis, as discussed above, and;
•	a combined net increase of $19 million related primarily to the income generated at the facilities acquired in the Alpha and Foundations transactions.

Year Ended December 31, 2015 as compared to the Year Ended December 31, 2014

Behavioral Health Care Services-Same Facility Basis

The following table summarizes the results of operations for our behavioral health care services, on a same facility basis, and is used in the discussions below for the years ended December 31, 2015 and 2014 (dollar amounts in thousands):

	Year Ended		Year Ended
	December 31, 2015		December 31, 2014
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$4,230,018		$4,036,585
Less: Provision for doubtful accounts	107,362		108,917
Net revenues	4,122,656	100.0%	3,927,668	100.0%
Operating charges:
Salaries, wages and benefits	1,979,930	48.0%	1,904,763	48.5%
Other operating expenses	804,420	19.5%	744,870	19.0%
Supplies expense	186,489	4.5%	181,700	4.6%
Depreciation and amortization	115,232	2.8%	112,461	2.9%
Lease and rental expense	40,229	1.0%	41,090	1.0%
Subtotal-operating expenses	3,126,300	75.8%	2,984,884	76.0%
Income from operations	996,356	24.2%	942,784	24.0%
Interest expense, net	1,478	0.0%	1,917	0.0%
Income before income taxes	$994,878	24.1%	$940,867	24.0%

On a same facility basis during 2015, as compared to 2014, net revenues generated from our behavioral health care services increased $195 million or 5% to $4.12 billion during 2015 as compared to $3.93 billion during 2014. Income before income taxes increased $54 million or 6% to $995 million or 24.1% of net revenues during 2015 as compared to $941 million or 24.0% of net revenues during 2014.

Inpatient admissions to our behavioral health care facilities owned during both years increased 3.2% during 2015, as compared to 2014, while patient days increased 1.6%. Adjusted admissions increased 2.9% and adjusted patient days increased 1.2% during 2015, as compared to 2014. The average length of inpatient stay at these facilities was 12.7 days during 2015 and 12.9 days during 2014. The occupancy rate, based on the average available beds at these facilities, was 76% during 2015 and 75% during 2014. On a same facility basis, net revenue per adjusted admission at these facilities increased 1.8% during 2015, as compared to 2014, and net revenue per adjusted patient day increased 3.4% during 2015, as compared to 2014.

All Behavioral Health Care Services

The following table summarizes the results of operations for all our behavioral health care services during 2015 and 2014 which includes our behavioral health results on a same facility basis, the impact of the facilities acquired or opened within the previous twelve months, the impact of the other items mentioned below and the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes (dollar amounts in thousands):

	Year Ended		Year Ended
	December 31, 2015		December 31, 2014
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$4,510,477		$4,121,186
Less: Provision for doubtful accounts	110,142		108,970
Net revenues	4,400,335	100.0%	4,012,216	100.0%
Operating charges:
Salaries, wages and benefits	2,105,206	47.8%	1,917,927	47.8%
Other operating expenses	910,741	20.7%	808,894	20.2%
Supplies expense	192,387	4.4%	182,673	4.6%
Depreciation and amortization	124,205	2.8%	114,599	2.9%
Lease and rental expense	44,119	1.0%	42,138	1.1%
Subtotal-operating expenses	3,376,658	76.7%	3,066,231	76.4%
Income from operations	1,023,677	23.3%	945,985	23.6%
Interest expense, net	1,854	0.0%	1,917	0.0%
Income before income taxes	$1,021,823	23.2%	$944,068	23.5%

During 2015, as compared to 2014, net revenues generated from our behavioral health care services increased 10% or $388 million to $4.40 billion during 2015 as compared to $4.01 billion during 2014. The increase in net revenues was attributable to: (i) $195 million or 5% increase in same facility revenues, as discussed above, and; (ii) $193 million of other combined increases consisting primarily of the revenues generated at 21 behavioral health care facilities acquired in the U.K. between September of 2014 and December of 2015.

Income before income taxes increased $78 million or 8% to $1.02 billion or 23.2% of net revenues during 2015 as compared to $944 million or 23.5% of net revenues during 2014. The increase in income before income taxes generated from our behavioral health care services was attributable to:

•	a $54 million increase from our behavioral health services on a same facility basis, as discussed above;
•	a combined net increase of $33 million related primarily to the income generated at 21 behavioral health care facilities acquired in the U.K. between September of 2014 and December of 2015, and;
•	a $9 million net decrease resulting from the reduction to our professional and general liability self-insurance reserves applicable to our behavioral health facilities recorded during 2014.

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

In March, 2010, the Health Care and Education Reconciliation Act of 2010 (H.R. 4872, P.L. 111-152), (the “Reconciliation Act”) and the Patient Protection and Affordable Care Act (P.L. 111-148), (the “ACA”), were enacted into law and created significant changes to health insurance coverage for U.S. citizens as well as material revisions to the federal Medicare and state Medicaid programs. Medicare, Medicaid and other health care industry changes which are scheduled to be implemented at various times during this decade are noted below.

Initiatives to repeal the ACA, in whole or in part, to delay elements of implementation or funding, and to offer amendments or supplements to modify its provisions, have been persistent and may increase as a result of the 2016 election.  The ultimate outcomes of legislative attempts to repeal or amend the ACA and legal challenges to the ACA are unknown.  Results of recent Congressional elections and the change of Presidential administrations beginning in 2017 could create a political environment in which substantial portions of the ACA are repealed or revised.  Specifically, President Donald Trump’s 100 Day Action Plan called for full repeal of the ACA and its replacement with health savings accounts, cross-states sales of health insurance, and modifications to state-managed Medicaid programs.  Nevertheless, prospects for rapid enactment of radical change in the health care regulatory landscape are not clear, and President Donald Trump has already indicated that popular provisions of the ACA should be preserved.  It remains unclear what portions of the ACA may remain, or what any replacement or alternative programs may be created by any future legislation.  Any such future repeal or replacement may have significant impact on the reimbursement for healthcare services generally, and may create reimbursement for services competing with the services offered by our hospitals.  Accordingly, there can be no assurance that the adoption of any future federal or state healthcare reform legislation will not have a negative financial impact on our hospitals, including their ability to compete with alternative healthcare services funded by such potential legislation, or for our hospitals to receive payment for services.

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

	Percentage of Net Patient Revenues
Acute Care and Behavioral Health Care Facilities Combined	2016	2015	2014
Third Party Payors:
Medicare	20%	21%	23%
Medicaid	12%	13%	15%
Managed Care (HMO and PPOs)	56%	54%	52%
Other Sources	12%	12%	10%
Total	100%	100%	100%

	Percentage of Net Patient Revenues
Acute Care Facilities	2016	2015	2014
Third Party Payors:
Medicare	25%	26%	27%
Medicaid	7%	7%	8%
Managed Care (HMO and PPOs)	63%	64%	61%
Other Sources	5%	3%	4%
Total	100%	100%	100%

	Percentage of Net Patient Revenues
Behavioral Health Care Facilities	2016	2015	2014
Third Party Payors:
Medicare	15%	16%	18%
Medicaid	16%	19%	21%
Managed Care (HMO and PPOs)	48%	45%	43%
Other Sources	21%	20%	18%
Total	100%	100%	100%

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

In August, 2016, CMS published its IPPS 2017 final payment rule which provides for a 2.7% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform mandated adjustments are considered, without consideration for the decreases related to the required Medicare Disproportionate Share Hospital (“DSH”) payment changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments would approximate 0.95%. Including the estimated decreases to our DSH payments (approximating -0.8%) and certain other adjustments, we estimate our overall decrease from the final IPPS 2017 rule (covering the period of October 1, 2016 through September 30, 2017) will approximate -0.2%. This projected impact from the IPPS 2017 final rule includes both the impact of the American Taxpayer Relief Act of 2012 documentation and coding adjustment and the required changes to the DSH payments related to the traditional Medicare fee for service, however, it excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, and Bipartisan Budget Act of 2015, as discussed below.

In July, 2015, CMS published its IPPS 2016 final payment rule which provides for a 2.4% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform mandated adjustments are considered, without consideration for the decreases related to the required Medicare DSH payment changes and decrease to the Medicare Outlier threshold, the overall increase in IPPS payments would approximate 1.1%. Including the decreases to our Medicare DSH payments (approximating 1.6%) and certain other adjustments, our overall decrease from the final IPPS 2016 rule (covering the period of October 1, 2015 through September 30, 2016) was approximately -0.1%. The impact from the IPPS 2016 final rule includes both the impact of the American Taxpayer Relief Act of 2012 documentation and coding adjustment and the required changes to the DSH payments related to the traditional Medicare fee for service, however, it excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, and Bipartisan Budget Act of 2015, as discussed below.

In August, 2014, CMS published its IPPS 2015 payment rule which provides for a 2.9% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform mandated adjustments are considered, without consideration for the decreases related to the required DSH payment changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments was approximately 0.6%. Including the decreases to our DSH payments (–1.9%) and Medicare Outlier threshold (–0.6%), our overall decrease from the IPPS 2015 rule (covering the period of October 1, 2014 through September 30, 2015) was approximately (–1.9%), or approximately $13 million annually. The impact from the IPPS 2015 rule includes both the impact of the American Taxpayer Relief Act of 2012 documentation and coding adjustment and the required changes to the DSH payments related to the traditional Medicare fee for service, however, it excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, as discussed below.

In August, 2013, CMS published its final IPPS 2014 payment rule which expanded CMS’s policy under which it defines inpatient admissions to include the use of an objective time of care standard. Specifically, it would require Medicare’s external review contractors to presume that hospital inpatient admissions are reasonable and necessary when beneficiaries receive a physician order for admission and receive medically necessary services for at least two midnights (the “Two Midnight” rule). In October, 2015 as part of the 2016 Medicare Outpatient Prospective Payment System (“OPPS”) final rule (additional related disclosure below), CMS will allow payment for one-midnight stays under the Medicare Part A benefit on a case-by case basis for rare and unusual exceptions based the presence of certain clinical factors. CMS also announced in the final rule that, effective October 1, 2015, Quality Improvement Organizations (“QIOs”) will conduct reviews of short inpatient stay reviews rather than Medicare Administrative Contractors. Additionally, CMS also announced that Recovery Audit Contractors (“RACs”) resumed patient status reviews for claims with admission dates of January 1, 2016 or later, and the agency indicates that RACs will conduct these reviews focused on providers with high denial rates that are referred by the QIOs. In its IPPS 2017 final payment rule, CMS: (i) reversed the Two-Midnight rule’s 0.2% reduction in hospital payments, and; (ii) implemented a temporary one-time increase of 0.8% in FFY2017 payments to offset cuts in the preceding fiscal years affected by the prior 0.2% reduction.

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

On January 2, 2013 ATRA was enacted which, among other things, includes a requirement for CMS to recoup $11 billion from hospitals from Medicare IPPS rates during federal fiscal years 2014 to 2017. The recoupment relates to IPPS documentation and coding adjustments for the period 2008 to 2013 for which adjustments were not previously applied by CMS. Both the 2014 and 2015 IPPS final rules include a -0.8% recoupment adjustment. CMS has included the same 0.8% recoupment adjustment in fiscal year 2016 and has included a 1.5% recoupment adjustment in federal fiscal year 2017 in order to recover the entire $11 billion. This adjustment is reflected in the IPPS estimated impact amounts noted above. On April 16, 2015, the Medicare Access and CHIP Reauthorization Act of 2015 was enacted and an anticipated 3.2% payment increase in 2018 is scheduled to be phased in at 0.5% per year over 6 years beginning in fiscal year 2018.

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

In July, 2016, CMS published its Psych PPS final rule for the federal fiscal year 2017. Under this final rule, payments to psychiatric hospitals and units are estimated to increase by 2.3% compared to federal fiscal year 2016. This amount includes the effect of the 2.8% market basket update less a 0.2% adjustment as required by the ACA and a 0.3% productivity adjustment.

In July, 2015, CMS published its Psych PPS final rule for the federal fiscal year 2016. Under this final rule, payments to psychiatric hospitals and units increased by approximately 1.7% compared to federal fiscal year 2015. This amount includes the effect of the 2.4% market basket update less a 0.2% adjustment as required by the ACA and a 0.5% productivity adjustment. The final rule also updates the Inpatient Psychiatric Quality Reporting Program, which requires psychiatric facilities to report on quality measures or incur a reduction in their annual payment update.

In July, 2014, CMS published it Psych PPS final rule for the federal fiscal year 2015. Under this final rule, payments to psychiatric hospitals and units increased by approximately 2.1% compared to federal fiscal year 2014. This amount includes the effect of the 2.9% market basket update adjusted by the ACA required 0.3% reduction and the -0.5% productivity adjustment. The final rule also updates the Inpatient Psychiatric Quality Reporting Program, which requires psychiatric facilities to report on quality measures or incur a reduction in their annual payment update.

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

In October, 2015, CMS published its OPPS final rule for 2016. The hospital market basket increase is 2.8%. The Medicare statute requires a productivity adjustment reduction of 0.5% and 0.2% reduction to the 2016 OPPS market basket. Additionally, CMS also proposes a reduction of 2.0%, which the CMS claims is necessary to eliminate $1 billion in excess laboratory payments that CMS packaged into OPPS payment rates in 2014 resulting in a 2016 OPPS market basket update at -0.3%. When other statutorily required adjustments and hospital patient service mix are considered, our overall Medicare OPPS update for 2016 aggregated to a net decrease of approximately -0.2% which includes a 7.0% increase to behavioral health division partial hospitalization rates. When the behavioral health division’s partial hospitalization rate impact is excluded, our Medicare 2016 OPPS payments resulted in a -1.6% decrease in payment levels for our acute care division, as compared to 2015.

In October, 2014, CMS published its OPPS final rule for 2015. The hospital market basket increase is 2.9%. The Medicare statute requires a productivity adjustment reduction of 0.5% and 0.2% reduction to the 2015 OPPS market basket resulting in a 2015 OPPS market basket update at 2.2%. In the final rule, CMS will reduce the 2015 Medicare rates for both hospital-based and community mental health center partial hospitalization programs. When other statutorily required adjustments, hospital patient service mix and the aforementioned partial hospitalization rates are considered, our overall Medicare OPPS for 2015 aggregated to a net increase of approximately 0.2%. Excluding the behavioral health division partial hospitalization rate impact, our Medicare OPPS payment increase for 2015 was approximately 1.5%.

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

We receive Medicaid revenues in excess of $100 million annually from each of Texas, California, Washington, D.C., Nevada, Pennsylvania, Illinois, Virginia and Massachusetts, making us particularly sensitive to reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states.

The ACA substantially increases the federally and state-funded Medicaid insurance program, and authorizes states to establish federally subsidized non-Medicaid health plans for low-income residents not eligible for Medicaid starting in 2014. However, the Supreme Court has struck down portions of the ACA requiring states to expand their Medicaid programs in exchange for increased federal funding. Accordingly, many states in which we operate have not expanded Medicaid coverage to individuals at 133% of the federal poverty level. Facilities in states not opting to expand Medicaid coverage under the ACA may be additionally penalized by corresponding reductions to Medicaid disproportionate share hospital payments beginning in 2018, as discussed below. We can provide no assurance that further reductions to Medicaid revenues, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

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

Included in these Provider Tax programs are reimbursements received in connection with Texas Uncompensated Care/Upper Payment Limit program (“UC/UPL”) and Texas Delivery System Reform Incentive Payments program (“DSRIP”).  Additional disclosure related to the Texas UC/UPL and DSRIP programs is provided below.

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

On September 30, 2014, CMS notified the Texas Health and Human Services Commission (“THHSC”) that it was deferring the federal matching funds (approximately $75 million) on Texas Medicaid UC payments made to providers in certain counties. A deferral results in CMS withholding funds from the state representing the federal portion of Medicaid payments the state has previously made to providers. A deferral goes into effect when CMS questions the basis for all or part of the amount of Medicaid payments made to certain providers, and remains in place subject to CMS’s final determination. Our Texas hospitals are not located in the geographic areas impacted by this deferral. On January 7, 2015, CMS removed the aforementioned deferral but indicated they will continue their review and assessment of the underlying UC financing arrangements as to ensure their compliance with the applicable federal regulations and eligibility for federal matching dollars. In May, 2015, THHSC was informed by CMS that current private-hospital funding arrangements can continue for waiver-payment dates through August, 2017, without risk of disallowance of federal matching funds on the same grounds questioned in last year’s deferral.

For state fiscal year 2017, Texas Medicaid will continue to operate under a CMS-approved Section 1115 five-year Medicaid waiver demonstration program extended by CMS for fifteen months to December 31, 2017. During the first five years of this program that started in state fiscal year 2012, the THHSC transitioned away from UPL payments to new waiver incentive payment programs, UC and DSRIP payments. During the first year of transition, which commenced on October 1, 2011, THHSC made payments to Medicaid UPL recipient providers that received payments during the state’s prior fiscal year. During demonstration years two through seven (October 1, 2012 through December 31, 2017), THHSC has, and will continue to, make incentive payments under the program after certain qualifying criteria are met by hospitals. Supplemental payments are also subject to aggregate statewide caps based on CMS approved Medicaid waiver amounts.

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

Summary of Amounts Related To The Above-Mentioned Various State Medicaid Supplemental Payment Programs:

The following table summarizes the revenues, Provider Taxes and net benefit related to each of the above-mentioned Medicaid supplemental programs for the years ended December 31, 2016, 2015 and 2014. The Provider Taxes are recorded in other operating expenses on the Condensed Consolidated Statements of Income as included herein.

	(amounts in millions)
	2016	2015	2014
Texas UC/UPL:
Revenues	$56	$69	$85
Provider Taxes	(10)	(8)	(17)
Net benefit	$46	$61	$68

Texas DSRIP:
Revenues	$47	$39	$25
Provider Taxes	(20)	(15)	(8)
Net benefit	$27	$24	$17

Various other state programs:
Revenues	$224	$199	$185
Provider Taxes	(136)	(114)	(115)
Net benefit	$88	$85	$70

Total all Provider Tax programs:
Revenues	$327	$307	$295
Provider Taxes	(166)	(137)	(140)
Net benefit	$161	$170	$155

We estimate that our aggregate net benefit from the Texas and various other state Medicaid supplemental payment programs will approximate $145 million (net of Provider Taxes of $159 million) during the year ended December 31, 2017. This estimate is based upon various terms and conditions that are out of our control including, but not limited to, the states’/CMS’s continued approval of the programs and the applicable hospital district or county making IGTs consistent with 2016 levels. Future changes to these terms and conditions could materially reduce our net benefit derived from the programs which could have a material adverse impact on our future consolidated results of operations.  In addition, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our future consolidated results of operations.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The South Carolina and Texas DSH programs were renewed for each state’s 2017 DSH fiscal year (covering the period of October 1, 2016 through September 30, 2017).  During the second quarter of 2015, the THHSC finalized DSH payments for federal fiscal year 2014 which resulted in a $6 million annualized reduction in our Texas Medicaid DSH payments retroactive to October, 2013.

In connection with these DSH programs, included in our financial results was an aggregate of $39 million during 2016, $36 million during 2015 and $49 million during 2014.  We expect reimbursements to our hospitals, pursuant to the 2017 fiscal year programs for Texas and South Carolina, to be at amounts similar to each state’s 2016 fiscal year amounts.

The ACA and subsequent federal legislation provides for a significant reduction in Medicaid disproportionate share payments beginning in federal fiscal year 2018 (see below in Sources of Revenues and Health Care Reform-Medicaid Revisions for additional disclosure). The U.S. Department of Health and Human Services is to determine the amount of Medicaid DSH payment cuts imposed on each state based on a defined methodology. As Medicaid DSH payments to states will be cut, consequently, payments to Medicaid-participating providers, including our hospitals in Texas and South Carolina, will likely be reduced in the coming years. We are unable to estimate the impact of this federally required reduction at this time.

Nevada SPA:

In Nevada, CMS approved a state plan amendment (“SPA”) in August, 2014 that implemented a hospital supplemental payment program retroactive to January 1, 2014 and which was subsequently approved through September 30, 2016.  In July, 2016, CMS approved the program for the period of July 1, 2016 through June 30, 2017.

In connection with this program, our financial results included revenues of approximately $14 million in 2016, $10 million in 2015 and $12 million in 2014.  Assuming the program is approved for the state’s 2018 fiscal year, we estimate that our reimbursements pursuant to this program will approximate $20 million during the year ended December 31, 2017.

Risk Factors Related To State Supplemental Medicaid Payments:

As outlined above, we receive substantial reimbursement from multiple states in connection with various supplemental Medicaid payment programs. The states include, but are not limited to, Texas, Mississippi, Illinois, Oklahoma, Nevada, Arkansas, California and Indiana. Failure to renew these programs beyond their scheduled termination dates, failure of the public hospitals to provide the necessary IGTs for the states’ share of the DSH programs, failure of our hospitals that currently receive supplemental Medicaid revenues to qualify for future funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations.

In April, 2016, CMS published its final Medicaid Managed Care Rule which explicitly permits but phases out the use of pass-through payments (including supplemental payments) by Medicaid Managed Care Organizations (“MCO”) to hospitals over ten years but allows for a transition of the pass-through payments into value-based payment structures, delivery system reform initiatives or payments tied to services under a MCO contract.  Since we are unable to determine the financial impact of this aspect of the final rule, we can provide no assurance that the final rule will not have a material adverse effect on our future results of operations.

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

In connection with the implementation of EHR applications at our acute care hospitals, our consolidated results of operations include net pre-tax charges of $28 million during 2016, $18 million during 2015 and $8 million during 2014. These net pre-tax charges consisted primarily of depreciation and amortization expense related to the costs incurred for the purchase and development of the application, net of EHR incentive income (as reflected on our Consolidated Statements of Income) and the portion of the net expense that was attributable to noncontrolling interests.

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

Health Care Reform: Listed below are the Medicare, Medicaid and other health care industry changes which are have been, or are scheduled to be, implemented as a result of the ACA.

Implemented Medicare Reductions and Reforms:

•

The Reconciliation Act reduced the market basket update for inpatient and outpatient hospitals and inpatient behavioral health facilities by 0.25% in each of 2010 and 2011, by 0.10% in each of 2012 and 2013, 0.30% in 2014 and 0.20% in each of 2015 and 2016.

•	The ACA implemented certain reforms to Medicare Advantage payments, effective in 2011.
•	A Medicare shared savings program, effective in 2012.
•	A hospital readmissions reduction program, effective in 2012.
•	A value-based purchasing program for hospitals, effective in 2012.
•	A national pilot program on payment bundling, effective in 2013.
•	Reduction to Medicare DSH payments, effective in 2014, as discussed above.

Medicaid Revisions:

•	Expanded Medicaid eligibility and related special federal payments, effective in 2014.
•

The ACA (as amended by subsequent federal legislation) requires annual aggregate reductions in federal DSH funding from federal fiscal year (“FFY”) 2018 through FFY 2025. The aggregate annual reduction amounts are $2.0 billion for FFY 2018, $3.0 billion for FFY 2019, $4.0 billion for FFY 2020, $5.0 billion for FFY 2021, $6.0 billion for FFY 2022, $7.0 billion for FFY 2023, and $8.0 billion for each of FFY 2024 and 2025.

Health Insurance Revisions:

•	Large employer insurance reforms, effective in 2015.
•	Individual insurance mandate and related federal subsidies, effective in 2014.
•	Federally mandated insurance coverage reforms, effective in 2010 and forward.

The ACA seeks to increase competition among private health insurers by providing for transparent federal and state insurance exchanges. The ACA also prohibits private insurers from adjusting insurance premiums based on health status, gender, or other specified factors. We cannot provide assurance that these provisions will not adversely affect the ability of private insurers to pay for services provided to insured patients, or that these changes will not have a negative material impact on our results of operations going forward.

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

The ACA contains a number of provisions intended to promote value-based purchasing. The ACA prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat hospital acquired conditions (“HAC”). Beginning in FFY 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. Additionally, hospitals with excessive readmissions for conditions designated by HHS will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard.

The ACA also required HHS to implement a value-based purchasing program for inpatient hospital services which became effective on October 1, 2012. The ACA requires HHS to reduce inpatient hospital payments for all discharges by a percentage beginning at 1% in FFY 2013 and increasing by 0.25% each fiscal year up to 2% in FFY 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions. In its fiscal year 2016 IPPS final rule, CMS will fund the value-based purchasing program by reducing base operating DRG payment amounts to participating hospitals by 1.75%.  For FFY 2017, this reduction will increase to 2%.

Readmission Reduction Program:

In the ACA, Congress also mandated implementation of the hospital readmission reduction program (“HRRP”). The HRRP currently assesses penalties on hospitals having excess readmission rates for heart failure, myocardial infarction, pneumonia, acute exacerbation of chronic obstructive pulmonary disease (COPD) and elective total hip arthroplasty (THA) and total knee arthroplasty (TKA), excluding planned readmissions, when compared to expected rates.  In the fiscal year 2015 IPPS final rule, CMS added readmissions for coronary artery bypass graft (CABG) surgical procedures beginning in fiscal year 2017. The impact of HRRP for federal fiscal year 2016 will not have a material adverse effect on our results of operations.

Accountable Care Organizations:

The ACA requires HHS to establish a Medicare Shared Savings Program that promotes accountability and coordination of care through the creation of accountable care organizations (“ACOs”). The ACO program allows providers (including hospitals), physicians and other designated professionals and suppliers to voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS will be eligible to share in a portion of the amounts saved by the Medicare program.

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

Finally, we expect continued third-party efforts to aggressively manage reimbursement levels and cost controls. Reductions in reimbursement amounts received from third-party payors could have a material adverse effect on our financial position and our results.

Interest Expense

Below is a schedule of our interest expense during 2016, 2015 and 2014 (amounts in thousands):

	2016	2015	2014
Revolving credit & demand notes (a.)	$4,577	$3,355	$2,984
$400 million, 7.125% Senior Notes due 2016 (b.)	12,031	28,496	28,496
$250 million, 7.00% Senior Notes due 2018 (c.)	—	—	10,208
$300 million, 3.75% Senior Notes due 2019 (d.)	11,250	11,250	4,500
$700 million, 4.75% Senior Notes due 2022 (d.)	24,628	14,250	5,700
$400 million, 5.00% Senior Notes due 2026 (e.)	11,556	—	—
Term loan facility A/new (a.)	36,578	30,175	12,507
Term loan facility A/original (a.)	—	—	9,769
Term loan facility A2 (a.)	—	—	8,747
Term loan facility B1 (a.)	—	—	8,009
Accounts receivable securitization program (f.)	4,739	3,074	2,446
Subtotal-revolving credit, demand notes, senior notes, term loan facilities and accounts receivable securitization program	105,359	90,600	93,366
Interest rate swap expense, net	8,488	10,206	19,063
Amortization of financing fees	8,208	7,134	15,400
Other combined interest expense	5,064	6,137	6,346
Capitalized interest on major projects	(1,916)	(304)	—
Interest income	(150)	(279)	(537)
Interest expense, net	$125,053	$113,494	$133,638

(a.)

In June, 2016, we entered into a fifth amendment to our credit agreement dated November 15, 2010, as amended, to increase the size of the Term Loan A facility by $200 million. Interest rates were not impacted by this amendment. The credit agreement, as amended, which is scheduled to expire in August, 2019, consists of: (i) an $800 million revolving credit facility ($455 million of outstanding borrowings as of December 31, 2016), and; (ii) a Term Loan A facility with $1.864 billion outstanding as of December 31, 2016. Our formerly outstanding term loan facility A/original and A2 facilities were previously combined into the Term Loan A facility. The Term Loan B1 facility was repaid in August, 2014, utilizing other borrowed funds.

(b.)	The $400 million, 7.125% Senior Notes matured and were repaid in June, 2016 utilizing a portion of the funds generated from the debt issuances described in (a.), (d.) and (e.).
(c.)

In July, 2014, we redeemed the entire $250 million aggregate principal amount of our 7.00% Senior Notes due in 2018.  An $11 million make-whole premium was paid in connection with this early extinguishment.

(d.)

In August, 2014, we completed an offering of $300 million aggregate principal amount of 3.75% Senior Secured Notes due in 2019 and $300 million aggregate principal amount of 4.75% Senior Secured Notes due in 2022.  In June, 2016, we completed the offering of an additional $400 million aggregate principal amount of 4.75% Senior Notes due in 2022 (issued at a yield of 4.35%), the terms of which were identical to the terms of our $300 million aggregate principal amount of 4.75% Senior Notes due in 2022, issued in August, 2014. These Senior Notes, combined, are referred to as $700 million, 4.75% Senior Notes due in 2022.

(e.)	In June, 2016, we completed the offering of $400 million aggregate principal amount of 5.00% Senior Notes due in 2026.
(f.)

In December, 2015, we amended our existing accounts receivable securitization program, which was scheduled to expire in October, 2016, to extend the term through December 21, 2018 and increase the borrowing limit to $400 million from $360 million.

Interest expense increased $12 million during 2016 to $125 million as compared to $113 million during 2015.  The increase was due primarily to: (i) a $15 million increase in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facility and accounts receivable securitization program due to an increase in the aggregate average outstanding borrowings ($3.5 billion in 2016 as compared to $3.1 billion in 2015), as well as an increase in our aggregate average cost of borrowings pursuant to these facilities (3.0% in 2016 as compared to 2.9% in 2015); (ii) a $2 million decrease in interest rate swap expense, resulting primarily from the 2015 maturities of previously outstanding interest rate swaps, and; (iii) other combined net decrease of $1 million.

Interest expense decreased $20 million during 2015 to $113 million as compared to $134 million during 2014. The decrease was due primarily to: (i) a $3 million decrease in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facilities and accounts receivable securitization program due primarily to a decrease in our average outstanding borrowings ($3.1 billion in 2015 as compared to $3.2 billion in 2014), as discussed below;  (ii) a $9 million decrease  in interest rate swap expense, resulting primarily from the 2015 maturities of our previously outstanding interest rate swaps, and;  (iii) an $8 million decrease in amortization and financing fees, resulting primarily from the write-off of certain deferred financing costs and original issue discounts in connection with various financing transactions that occurred during the third quarter of 2014, as discussed above.

The aggregate average outstanding borrowings under our revolving credit, demand notes, senior notes, term loan facilities and accounts receivable securitization program were approximately $3.5 billion during 2016, $3.1 billion during 2015 and $3.2 billion during 2014. The average effective interest rate on these facilities, excluding the amortization of deferred financing costs and original issue discounts and designated interest rate swap expense was 3.0% during 2016 and 2.9% during each of 2015 and 2014. The average effective interest rate on these facilities, including amortization of deferred financing costs and original issue discounts and designated interest rate swap expense was 3.4% during each of 2016 and 2015 and 3.9% during 2014.

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

Provision for Income Taxes and Effective Tax Rates

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for each of the years ended December 31, 2016, 2015 and 2014 (dollar amounts in thousands):

	2016	2015	2014
Provision for income taxes	$409,187	$395,203	$324,671
Income before income taxes	1,156,358	1,145,901	929,667
Effective tax rate	35.4%	34.5%	34.9%

In May, 2016, we purchased third-party minority ownership interests in six acute care hospitals located in Las Vegas, Nevada.  Prior to that date, outside owners held various noncontrolling, minority ownership interests in eight of our acute care facilities and one behavioral health care facility. Each of these facilities are owned and operated by limited liability companies (“LLC”) or limited partnerships (“LP”). As a result, since there is no income tax liability incurred at the LLC/LP level (since it passes through to the members/partners), the net income attributable to noncontrolling interests does not include any income tax provision/benefit. When computing the provision for income taxes, as reflected on our consolidated statements of income, the net income attributable to noncontrolling interests is deducted from income before income taxes since it represents the third-party members’/partners’ share of the income generated by the joint-venture entities. In addition to providing the effective tax rates, as indicated above (as calculated from dividing the provision for income taxes by the income before income taxes as reflected on the consolidated statements of income), we believe it is helpful to our investors that we also provide our effective tax rate as calculated after giving effect to the portion of our pre-tax income that is attributable to the third-party members/partners.

The effective tax rates, as calculated by dividing the provision for income taxes by the difference in income before income taxes, minus net income attributable to noncontrolling interests, were as follows for each of the years ended December 31, 2016, 2015 and 2014 (dollar amounts in thousands):

	2016	2015	2014
Provision for income taxes	$409,187	$395,203	$324,671
Income before income taxes	1,156,358	1,145,901	929,667
Less: Net income attributable to noncontrolling interests	(44,762)	(70,170)	(59,653)
Income before income taxes and after net income attributable to noncontrolling interests	1,111,596	1,075,731	870,014
Effective tax rate	36.8%	36.7%	37.3%

The impact of discrete tax items did not have a material impact on our provision for income taxes during 2016, 2015 or 2014. The decrease in the effective tax rate during 2015, as compared to 2014, was due primarily to lower effective income tax rates applicable to the income generated during 2015 at the behavioral health care facilities located in the U.K. that were acquired since the third quarter of 2014.

We consider the undistributed earnings of certain of our foreign subsidiaries as of December 31, 2016 and 2015, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2016 and 2015, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $54 million and $49 million, respectively.

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

Liquidity

Year ended December 31, 2016 as compared to December 31, 2015:

Net cash provided by operating activities

Net cash provided by operating activities was $1.289 billion during 2016 as compared to $1.021 billion during 2015. The net increase of $268 million was primarily attributable to the following:

•	a favorable change of $26 million due to an increase in net income plus/minus depreciation and amortization expense, stock-based compensation expense and net gains on sales of assets and businesses;
•	$200 million favorable change in other working capital accounts due primarily to favorable changes in accrued compensation and accounts payable resulting from the timing of disbursements;
•	$56 million favorable change in cash flows from forward exchange contracts related to our investment in foreign operations;
•	$42 million unfavorable change in accounts receivable;
•	$56 million favorable change in accrued and deferred income taxes;
•	$32 million unfavorable change in other assets and deferred charges, and;
•	$4 million of other combined net favorable changes.

Days sales outstanding (“DSO”):  Our DSO are calculated by dividing our net revenue by the number of days in the year. The result is divided into the accounts receivable balance the end of the year. Our DSO were 53 days at each of December 31, 2016 and 2015 and 57 days at December 31, 2014.

Our accounts receivable as of December 31, 2016 and December 31, 2015 include amounts due from Illinois of approximately $38 million and $28 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $25 million as of December 31, 2016 and $12 million as of December 31, 2015, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. Although the accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due to us from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

Net cash used in investing activities

Net cash used in investing activities was $1.187 billion during 2016 and $913 million during 2015.

     2016:

The $1.187 billion of net cash used in investing activities during 2016 consisted of $614 million spent related to the acquisition of businesses and property, $520 million spent on capital expenditures, $32 million spent to increase the statutorily required capital reserves of our commercial insurance subsidiary and, $21 million spent on the purchase and implementation of an information technology application.

2016 Acquisitions of Assets and Businesses:

During 2016 we spent $614 million to:

•	acquire the adult services division of Cambian Group, PLC consisting of 79 inpatient and 2 outpatient behavioral health facilities located in the U.K. (acquired late in the fourth quarter);
•	acquire Desert View Hospital, a 25-bed acute care facility located in Pahrump, Nevada (acquired during the third quarter), and;
•	acquire various other businesses and real property assets.

2016 Capital Expenditures:

During 2016 we spent $520 million to finance capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities, including additional capacity added to certain of our behavioral health facilities that have operated near full capacity, and the construction costs related to Henderson Hospital, a newly constructed 130-bed acute care facility located in Henderson, Nevada, that was completed and opened during the fourth quarter of 2016.

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

2015 Acquisitions of Assets and Businesses:

During 2015 we spent $534 million to:

•	acquire a 46-bed behavioral health care facility located in the U.K. (acquired during the first quarter);
•	acquire Alpha Hospitals Holdings Limited consisting of four behavioral health care hospitals located in the U.K. (acquired during the third quarter);
•	acquire Foundations Recovery Network, LLC consisting of 4 inpatient facilities as well as 8 outpatient centers (during the fourth quarter), and;
•	various other businesses, a management contract and real property assets.

2015 Capital Expenditures:

During 2015 we spent $379 million to finance capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities, including additional capacity added to certain of our behavioral health facilities that have operated near full capacity, and the construction costs related to Henderson Hospital which was completed and opened during the fourth quarter of 2016.

Net cash used in financing activities

Net cash used in financing activities was $126 million during 2016 and $77 million during 2015.

2016:

The $126 million of net cash used in financing activities during 2016 consisted of the following:

•

spent $459 million on net repayment of debt as follows: (i) $400 million related to the 7.125% senior secured notes that matured in June, 2016; (ii) $55 million related to our term loan A facility; (iii) $1 million related to our accounts receivable securitization program, and; (iv) $3 million related to other debt facilities;

•

generated $1.171 billion of proceeds related to new borrowings as follows: (i) $406 million received in connection with the issuance of additional 4.75% senior secured notes due in 2022; (ii) $400 million received from the issuance of 5.0% senior secured notes due in 2026; (iii) $200 million of additional borrowings pursuant to our term loan A facility; (iv) $155 million of additional borrowings pursuant to our revolving credit facility, and; (v) $10 million of proceeds from new borrowings pursuant to a short-term, on-demand line of credit;

•	spent $418 million to purchase third-party minority ownership interests in our six acute care hospitals located in Las Vegas, Nevada;
•

spent $353 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our $800 million stock repurchase program ($296 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($57 million);

•	spent $70 million to pay profit distributions related to noncontrolling interests in majority owned businesses
•	generated $45 million of excess income tax benefits related to stock-based compensation;
•	spent $39 million to pay dividends (paid quarterly at $.10 per share);
•	generated $10 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans, and;
•	spent $12 million in financing costs.

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
•

spent $210 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our $800 million stock repurchase program ($152 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($58 million);

•	generated $47 million of excess income tax benefits related to stock-based compensation;
•	spent $40 million to pay cash dividends (paid quarterly at $.10 per share);
•	spent $62 million to pay profit distributions related to noncontrolling interests in majority owned businesses;
•	generated $8 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans;
•	generated $13 million from the from the sale/leaseback of two free-standing emergency departments, and;
•	spent $1 million in financing costs.

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

Net cash used in investing activities

Net cash used in investing activities was $913 million during 2015 and $833 million during 2014.  The factors contributing to the $913 million of net cash used in investing activities during 2015 are detailed above.

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

2014 Acquisitions of Assets and Businesses:

During 2014 we spent $431 million to:

•

acquire the stock of Cygnet Health Care Limited comprised of 17 facilities located throughout the U.K. including 15 inpatient behavioral health hospitals and 2 nursing homes (during the third quarter);

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

Net cash used in financing activities

Net cash used in financing activities was $77 million during 2015 and $187 million during 2014. The factors contributing to the $77 million of net cash used in financing activities during 2015 are detailed above.

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

•

spent $101 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our $800 million stock repurchase program ($58 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($43 million);

•	generated $34 million of excess income tax benefits related to stock-based compensation;
•	spent $15 million in financing costs;
•	spent $30 million to pay quarterly cash dividends of $.05 per share during each of the first and second quarters and $.10 per share during the third and fourth quarters;
•	spent $34 million to pay profit distributions related to noncontrolling interests in majority owned businesses, and;
•	generated $7 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

2017 Expected Capital Expenditures:

During 2017, we expect to spend approximately $475 million to $500 million on capital expenditures which includes expenditures for capital equipment, renovations and new projects at existing hospitals. Approximately $175 million of our 2017 expected capital expenditures relates to completion of projects that are in progress as of December 31, 2016. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

On June  7, 2016, we entered into a  Fifth Amendment (the “Fifth Amendment”) to our credit agreement dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012, May 16, 2013 and August 7, 2014, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders (“Credit Agreement”). The Fifth Amendment increased the size of the term loan A facility by $200 million and those proceeds were utilized to repay outstanding borrowings under the revolving credit facility of the Credit Agreement. The Credit Agreement, as amended, which is scheduled to mature in August, 2019, consists of: (i) an $800 million revolving credit facility ($455 million of borrowings outstanding as of December 31, 2016), and; (ii) a term loan A facility with $1.864 billion of borrowings outstanding as of December 31, 2016.

Borrowings under the Credit Agreement bear interest at either (1) the ABR rate which is defined as the rate per annum equal to, at our election: the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit and term loan-A borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit and term loan-A borrowings. As of December 31, 2016, the applicable margins were 0.50% for ABR-based loans and 1.50% for LIBOR-based loans under the revolving credit and term loan-A facilities.

As of December 31, 2016, we had $455 million of borrowings outstanding pursuant to the terms of our $800 million revolving credit facility and we had $297 million of available borrowing capacity net of $33 million of outstanding letters of credit and $15 million of outstanding borrowings pursuant to a short-term, on-demand credit facility. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, certain real estate assets and assets held in joint-ventures with third-parties) and our material subsidiaries and guaranteed by our material subsidiaries.

Pursuant to the terms of the Credit Agreement, term loan-A installment payments of approximately $22 million per quarter commenced during the fourth quarter of 2016 and are scheduled through June, 2019.  Previously, approximately $11 million of quarterly installment payments were made from the fourth quarter of 2014 through the third quarter of 2016.

Pursuant to the terms of our $400 million accounts receivable securitization program with a group of conduit lenders and liquidity banks (“Securitization”), which is scheduled to mature in December, 2018, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At December 31, 2016, we had $399 million of outstanding borrowings and $1 million of additional borrowing capacity pursuant to the terms of the Securitization.

As of December 31, 2016, we had combined aggregate principal of $1.4 billion from the following senior secured notes:

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

The average amounts outstanding during each of years 2016, 2015 and 2014 under the current and prior Credit Agreements, demand notes and accounts receivable securitization programs was $2.3 billion, $2.1 billion and $2.4 billion, respectively, with corresponding interest rates of 2.0%, 1.7% and 1.8%, respectively, including commitment and facility fees. The maximum amounts outstanding at any month-end were $2.7 billion in 2016, $2.3 billion in 2015 and $2.7 billion in 2014. The effective interest rate on our current and prior Credit Agreements, accounts receivable securitization programs, and demand notes, which includes the respective interest expense, commitment and facility fees, designated interest rate swaps expense and amortization of deferred financing costs and original issue discounts, was 2.3% in 2016, 2.4% in 2015 and 3.1% in 2014.

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of December 31, 2016.

At December 31, 2016, the net carrying value and fair value of our debt were each approximately $4.1 billion.  At December 31, 2015, the carrying value and fair value of our debt were each approximately $3.5 billion.  The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was 48% at December 31, 2016 and 45% at December 31, 2015.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2016 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $126 million consisting of: (i) $104 million related to our self-insurance programs, and; (ii) $22 million of other debt and public utility guarantees.

Obligations under operating leases for real property, real property master leases and equipment amount to $370 million as of December 31, 2016. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income. We sublease space in these buildings and any amounts received from these subleases are offset against the expense. In addition, we lease three hospital facilities from Universal Health Realty Trust (the “Trust”) with terms expiring in 2021. These leases contain up to two 5-year renewal options. We also lease two free-standing emergency departments and space in certain medical office buildings which are owned by the Trust.  In addition, we lease the real property of certain other facilities from non-related parties as indicated in Item 2. Properties, as included herein.

The following represents the scheduled maturities of our contractual obligations as of December 31, 2016:

	Payments Due by Period (dollars in thousands)
		Less than	2-3	4-5	After
	Total	1 year	years	years	5 years
Long-term debt obligations (a)	$4,161,699	$105,895	$2,932,544	$3,346	$1,119,914
Estimated future interest payments on debt outstanding as of December 31, 2016 (b)	611,569	154,740	226,652	111,183	118,994
Construction commitments (c)	43,220	13,960	29,260	0	0
Purchase and other obligations (d)	350,430	58,730	108,500	91,900	91,300
Operating leases (e)	370,033	66,086	102,191	69,671	132,085
Estimated future payments for defined benefit pension plan, and other retirement plan (f)	212,681	12,340	15,330	15,306	169,705
Health and dental unpaid claims (g)	90,388	90,388	0	0	0
Total contractual cash obligations	$5,840,020	$502,139	$3,414,477	$291,406	$1,631,998

(a)	Reflects borrowings outstanding as of December 31, 2016 as discussed in Note 4 to the Consolidated Financial Statements.
(b)

Assumes that all debt outstanding as of December 31, 2016, including borrowings under our Credit Agreement, demand note and accounts receivable securitization program, remain outstanding until the final maturity of the debt agreements at the same interest rates (some of which are floating) which were in effect as of December 31, 2016. We have the right to repay borrowings upon short notice and without penalty, pursuant to the terms of the Credit Agreement, demand note and accounts receivable securitization program. Also includes the impact of various interest rate swap and cap agreements in effect as of December 31, 2016, as calculated to maturity dates utilizing the applicable floating interest rates in effect as of December 31, 2016.

(c)

Our share of the estimated construction cost of two newly constructed behavioral health care facilities located in Pennsylvania and Washington that are scheduled to be completed and opened 2018. We are required to build these facilities pursuant to joint-

venture agreements with third parties. In addition, we had various other projects under construction as of December 31, 2016. Because we can terminate substantially all of the construction contracts related to the various other projects at any time without paying a termination fee, these costs are excluded from the table above.

(d)

Consists of: (i) $101 million related to long-term contracts with third-parties consisting primarily of certain revenue cycle data processing services for our acute care facilities; (ii) $247 million related to the future expected costs to be paid to a third-party vendor in connection with the on-going operation of an electronic health records application and purchase and implementation of a revenue cycle application for each of our acute care facilities, and; (iii) a $2 million liability for physician commitments expected to be paid in the future.

(e)

Reflects our future minimum operating lease payment obligations related to our operating lease agreements outstanding as of December 31, 2016 as discussed in Note 7 to the Consolidated Financial Statements. Some of the lease agreements provide us with the option to renew the lease and our future lease obligations would change if we exercised these renewal options.

(f)

Consists of $194 million of estimated future payments related to our non-contributory, defined benefit pension plan (estimated through 2089), as disclosed in Note 8 to the Consolidated Financial Statements, and $19 million of estimated future payments related to another retirement plan liability. Included in our other non-current liabilities as of December 31, 2016 was a $1 million liability recorded in connection with the non-contributory, defined benefit pension plan and included in other non-current liabilities as of December 31, 2016 was a $15 million liability recorded in connection with the other retirement plan.

(g)	Consists of accrued and unpaid estimated claims expense incurred in connection with our commercial health insurers and self-insured employee benefit plans.

As of December 31, 2016, the total accrual for our professional and general liability claims was $207 million, of which $48 million is included in other current liabilities and $159 million is included in other non-current liabilities. We exclude the $207 million for professional and general liability claims from the contractual obligations table because there are no significant contractual obligations associated with these liabilities and because of the uncertainty of the dollar amounts to be ultimately paid as well as the timing of such payments. Please see Self-Insured/Other Insurance Risks above for additional disclosure related to our professional and general liability claims and reserves.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during 2016 and 2015 and determined the hedges to be highly effective. We also determined that any portion of the hedges deemed to be ineffective was de minimis and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. We do not anticipate nonperformance by our counterparties. We do not hold or issue derivative financial instruments for trading purposes.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from our counterparties.  We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At December 31, 2016, the fair value of our interest rate swaps was de minimis on a net basis comprised of a $4 million asset which is included in other assets offset by a $4 million liability which in included in other current liabilities on the accompanying consolidated balance sheet. At December 31, 2015, the fair value of our interest rate swaps was a net liability of $1 million comprised of a $5 million asset which is included in other assets offset by a $6 million liability which is included in other current liabilities.

The table below presents information about our long-term financial instruments that are sensitive to changes in interest rates as of December 31, 2016. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by contractual maturity dates.

Maturity Date, Fiscal Year Ending December 31

(dollars in thousands)

	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt:
Fixed rate:
Debt	$2,445	$2,646	$298,991	$1,650	$1,696	$1,104,961	$1,412,389
Average interest rates	4.7%	4.7%	4.7%	5.0%	5.0%	5.1%	4.9%
Variable rate:
Debt	$103,450	$487,082	$2,133,204				$2,723,736
Average interest rates	2.2%	2.2%	2.2%				2.2%
Interest rate swaps:
Notional amount			$1,000,000				$1,000,000
Average interest rates			1.3%				1.3%

As calculated based upon our variable rate debt outstanding as of December 31, 2016 that is subject to interest rate fluctuations, each 1% change in interest rates would impact our pre-tax income by approximately $17 million.

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

As of December 31, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934, as amended, and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have excluded our 2016 acquisition of Cambian Group, PLC’s adult services division from the assessment of internal control over financial reporting as of December 31, 2016 because it was acquired by us in a purchase business combination in late December, 2016.  The acquisition of the Cambian Group, PLC’s adult services division had no impact on our consolidated net revenues for the year ended December 31, 2016, and, excluding property & equipment, goodwill and intangible and other assets, represented 0.4% of our consolidated total assets as of December 31, 2016.

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2016, based on criteria in Internal Control—Integrated Framework (2013), issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in its report which appears herein.

ITEM 9B	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016. See also “Executive Officers of the Registrant” appearing in Item 1 hereof.

ITEM 11.	Executive Compensation

There is hereby incorporated by reference the information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016.

ITEM 14.	Principal Accountant Fees and Services.

There is hereby incorporated by reference the information to appear under the caption “Relationship with Independent Auditors” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016.

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

4.1 Indenture, dated as of August 7, 2014, among Universal Health Services, Inc., its subsidiaries specified therein, MUFG Union Bank, N.A., as Trustee, JPMorgan Chase Bank, N.A., as Collateral Agent (including forms of the 3.750% Senior Secured Notes due 2019 and the 4.750% Senior Secured Notes due 2022), previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 12, 2014, is incorporated herein by reference.

4.2 Supplemental Indenture, dated as of June 3, 2016, to Indenture, dated as of August 7, 2014, by and among the Company, the subsidiary guarantors party thereto, MUFG Union Bank, N.A., as trustee, and JPMorgan Chase Bank, N.A., as collateral agent, previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 8, 2016, is incorporated herein by reference.

4.3 Indenture, dated as of June 3, 2016, between the Company, the subsidiary guarantors party thereto, MUFG Union Bank, N.A., as trustee, and JPMorgan Chase Bank, N.A., as collateral agent, previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 8, 2016, is incorporated herein by reference.

4.4 Additional Authorized Representative Joinder Agreement, dated as of June 3, 2016, among the Company, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as collateral agent, previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated June 8, 2016, is incorporated herein by reference.

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

10.3 Agreement, dated December 1, 2016, to renew Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

10.10* Amended and Restated Universal Health Services, Inc. Supplemental Deferred Compensation Plan dated as of January 1, 2002, previously filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.11* Universal Health Services, Inc. Employee Stock Purchase Plan, previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-122188), dated January 21, 2005 is incorporated herein by reference.

10.12* Universal Health Services, Inc. Third Amended and Restated 2005 Stock Incentive Plan, previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2015, is incorporated herein by reference.

10.13* Form of Stock Option Agreement, previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated June 8, 2005, is incorporated herein by reference.

10.14* Form of Stock Option Agreement for Non-Employee Directors, previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 3, 2005, is incorporated herein by reference.

10.15 Amendment No. 1 to the Master Lease Document, between certain subsidiaries of Universal Health Services, Inc. and Universal Health Realty Income Trust, dated April 24, 2006, previously filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.

10.16* Amended and Restated Universal Health Services, Inc. 2010 Employees’ Restricted Stock Purchase Plan, previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2015, is incorporated herein by reference

10.17* Universal Health Services, Inc. 2010 Executive Incentive Plan, previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2015, is incorporated herein by reference.

10.18 Omnibus Amendment to Receivables Sale Agreements, dated as of October 27, 2010, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 2, 2010, is incorporated herein by reference.

10.19 Amended and Restated Credit and Security Agreement, dated as of October 27, 2010, previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 2, 2010, is incorporated herein by reference.

10.20 Second Amendment to Amended and Restated Credit and Security Agreement, dated as of October 25, 2013, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 30, 2013, is incorporated herein by reference.

10.21 Third Amendment to Amended and Restated Credit and Security Agreement, dated as of August 1, 2014, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 4, 2014, is incorporated herein by reference.

10.22 Fourth Amendment to Amended and Restated Credit and Security Agreement, dated as of December 22, 2015, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 22, 2015, is incorporated herein by reference

10.23 Assignment and Assumption Agreement, dated as of October 27, 2010, previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 2, 2010, is incorporated herein by reference.

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

10.26 Credit Agreement, dated as of November 15, 2010 and amended and restated as of September 21, 2012, by and among Universal Health Services, Inc. (the borrower), the several lenders from time to time parties thereto, Credit Agricole Corporate and Investment Bank, Mizuho Corporate Bank LTD., Royal Bank of Canada and The Royal Bank of Scotland PLC (as co-documentation agents), Bank of Tokyo-Mitsubishi UFJ Trust Company, Bank of America N.A. and SunTrust Bank (as co-syndication agents), and JPMorgan Chase Bank, N.A. (as administrative agent), previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 26, 2012, is incorporated herein by reference.

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

10.28 Third Amendment, dated as of May 16, 2013, to the Credit Agreement, dated as of November 15, 2010, as amended from time to time, among Universal Health Services, Inc., a Delaware corporation, the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other agents party thereto, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 17, 2013, is incorporated herein by reference.

10.29 Fourth Amendment, dated as of August 7, 2014, to the Credit Agreement, dated as of November 15, 2010, as previously amended from time to time, by and among Universal Health Services, Inc., the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other agents party thereto, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 12, 2014, is incorporated herein by reference.

10.30 Fifth Amendment to the Credit Agreement, dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012, May 16, 2013 and August 7, 2014, among the Company, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 8, 2016, is incorporated herein by reference.

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

February 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ALAN B. MILLER Alan B. Miller	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2017

/s/ MARC D. MILLER Marc D. Miller	Director and President	February 28, 2017

/s/ LAWRENCE S. GIBBS Lawrence S. Gibbs	Director	February 28, 2017

/s/ JOHN H. HERRELL John H. Herrell	Director	February 28, 2017

/s/ ROBERT H. HOTZ Robert H. Hotz	Director	February 28, 2017

/s/ EILEEN C. MCDONNELL Eileen C. McDonnell	Director	February 28, 2017

/s/ ANTHONY PANTALEONI Anthony Pantaleoni	Director	February 28, 2017

/s/ STEVE FILTON Steve Filton	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 28, 2017

UNIVERSAL HEALTH SERVICES, INC.

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Universal Health Services, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Universal Health Services, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, financial statement schedule, and for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A as Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the acquisition of Cambian Group, PLC’s adult services division from the assessment of internal control over financial reporting as of December 31, 2016 because the facilities were acquired by the Company in a purchase business combination in late December, 2016. We have also excluded the acquisition of the Cambian Group, PLC’s adult services division from our audit of internal control over financial reporting. The acquisition of the Cambian Group, PLC’s adult services division had no impact on the consolidated net revenues for the year ended December 31, 2016 and represented 0.4% of the consolidated total assets as of December 31, 2016.
/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 28, 2017

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Net revenues before provision for doubtful accounts	$10,507,788	$9,784,724	$8,904,071
Less: Provision for doubtful accounts	741,578	741,273	698,983
Net revenues	9,766,210	9,043,451	8,205,088
Operating charges:
Salaries, wages and benefits	4,585,530	4,212,387	3,845,461
Other operating expenses	2,359,339	2,119,805	1,922,743
Supplies expense	1,031,337	974,088	895,693
Depreciation and amortization	416,608	398,618	375,624
Lease and rental expense	97,324	94,973	93,993
Electronic health records incentive income	(5,339)	(15,815)	(27,902)
Costs related to extinguishment of debt	0	0	36,171
	8,484,799	7,784,056	7,141,783
Income from operations	1,281,411	1,259,395	1,063,305
Interest expense, net	125,053	113,494	133,638
Income before income taxes	1,156,358	1,145,901	929,667
Provision for income taxes	409,187	395,203	324,671
Net income	747,171	750,698	604,996
Less: Net income attributable to noncontrolling interests	44,762	70,170	59,653
Net income attributable to UHS	$702,409	$680,528	$545,343
Basic earnings per share attributable to UHS	$7.22	$6.89	$5.52
Diluted earnings per share attributable to UHS	$7.14	$6.76	$5.42
Weighted average number of common shares—basic	97,208	98,797	98,826
Add: Other share equivalents	1,172	1,897	1,718
Weighted average number of common shares and equivalents—diluted	98,380	100,694	100,544

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
Net income	$747,171	$750,698	$604,996
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	1,438	4,970	17,668
Amortization of terminated hedge	(167)	(336)	(336)
Minimum pension liability	13,356	2,177	(14,270)
Unrealized loss on marketable security	(2,229)	0	0
Foreign currency translation adjustment	(10,038)	(1,728)	(2,431)
Other comprehensive income before tax	2,360	5,083	631
Income tax expense related to items of other comprehensive income	4,648	2,980	1,053
Total other comprehensive income (loss), net of tax	(2,288)	2,103	(422)
Comprehensive income	744,883	752,801	604,574
Less: Comprehensive income attributable to noncontrolling interests	44,762	70,170	59,653
Comprehensive income attributable to UHS	$700,121	$682,631	$544,921

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(Dollar amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$33,747	$61,228
Accounts receivable, net	1,439,553	1,302,429
Supplies	125,365	116,037
Deferred income taxes	0	135,120
Other current assets	82,706	103,490
Total current assets	1,681,371	1,718,304
Property and Equipment
Land	492,731	451,717
Buildings and improvements	4,676,752	4,181,576
Equipment	1,820,468	1,659,485
Property under capital lease	45,768	45,665
	7,035,719	6,338,443
Accumulated depreciation	(2,983,481)	(2,694,591)
	4,052,238	3,643,852
Construction-in-progress	278,718	192,126
	4,330,956	3,835,978
Other assets:
Goodwill	3,784,106	3,596,114
Deferred income taxes	1,234	0
Deferred charges	13,520	16,688
Other	506,615	448,360
	4,305,475	4,061,162
Total Assets	$10,317,802	$9,615,444
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$105,895	$62,722
Accounts payable	439,672	366,238
Accrued liabilities
Compensation and related benefits	275,288	245,117
Interest	23,050	13,284
Taxes other than income	68,199	60,255
Other	403,120	348,803
Current federal and state income taxes	2,149	3,987
Total current liabilities	1,317,373	1,100,406
Other noncurrent liabilities	275,167	278,834
Long-term debt	4,030,230	3,368,634
Deferred income taxes	88,119	315,900
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	9,319	242,509
Equity:
Class A Common Stock, voting, $.01 par value; authorized 12,000,000 shares: issued and outstanding 6,595,308 shares in 2016 and 6,595,308 shares in 2015	66	66
Class B Common Stock, limited voting, $.01 par value; authorized 150,000,000 shares: issued and outstanding 89,348,958 shares in 2016 and 91,013,487 shares in 2015	893	910
Class C Common Stock, voting, $.01 par value; authorized 1,200,000 shares: issued and outstanding 663,940 shares in 2016 and 663,940 shares in 2015	7	7
Class D Common Stock, limited voting, $.01 par value; authorized 5,000,000 shares: issued and outstanding 22,100 shares in 2016 and 23,742 shares in 2015	0	0
Cumulative dividends	(333,603)	(294,728)
Retained earnings	4,891,274	4,566,521
Accumulated other comprehensive loss	(25,417)	(23,129)
Universal Health Services, Inc. common stockholders’ equity	4,533,220	4,249,647
Noncontrolling interest	64,374	59,514
Total Equity	4,597,594	4,309,161
Total Liabilities and Stockholders’ Equity	$10,317,802	$9,615,444

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2014	$218,107	$66	$910	$7	$0	$(225,531)	$3,499,337	$(24,810)	$3,249,979	$50,250	$3,300,229
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	14	—	—	—	41,787	—	41,801	—	41,801
Repurchased	—	—	(10)	—	—	—	(100,739)	—	(100,749)	—	(100,749)
Restricted share-based compensation expense	—	—	—	—	—	—	491	—	491	—	491
Dividends paid	—	—	—	—	—	(29,665)	—	—	(29,665)	—	(29,665)
Stock option expense	—	—	—	—	—	—	29,168	—	29,168	—	29,168
Distributions to noncontrolling interests	(26,016)	—	—	—	—	—	—	—	—	(7,666)	(7,666)
Other	—	—	—	—	—	—	—	—	—	358	358
Comprehensive income:
Net income to UHS / noncontrolling interests	47,461	—	—	—	—	—	545,343	—	545,343	12,192	557,535
Foreign currency translation adjustments	—	—	—	—	—	—	—	(2,431)	(2,431)	—	(2,431)
Amortization of terminated hedge (net of income tax effect of $120)	—	—	—	—	—	—	—	(216)	(216)	—	(216)
Unrealized derivative gains on cash flow hedges (net of income tax effect of $6,529)	—	—	—	—	—	—	—	11,139	11,139	—	11,139
Minimum pension liability (net of income tax effect of $5,356)	—	—	—	—	—	—	—	(8,914)	(8,914)	—	(8,914)
Subtotal - comprehensive income	47,461	—	—	—	—	—	545,343	(422)	544,921	12,192	557,113
Balance, December 31, 2014	$239,552	$66	$914	$7	$—	$(255,196)	$4,015,387	$(25,232)	$3,735,946	$55,134	$3,791,080

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	14	—	—	—	56,473	—	56,487	—	56,487
Repurchased	—	—	(18)	—	—	—	(224,242)	—	(224,260)	—	(224,260)
Restricted share-based compensation expense	—	—	—	—	—	—	393	—	393	—	393
Dividends paid	—	—	—	—	—	(39,532)	—	—	(39,532)	—	(39,532)
Stock option expense	—	—	—	—	—	—	37,982	—	37,982	—	37,982
Distributions to noncontrolling interests	(51,106)	—	—	—	—	—	—	—	—	(11,114)	(11,114)
Other	—	—	—	—	—	—	—	—	—	(613)	(613)
Comprehensive income:
Net income to UHS / noncontrolling interests	54,063	—	—	—	—	—	680,528	—	680,528	16,107	696,635
Foreign currency translation adjustments	—	—	—	—	—	—	—	(1,728)	(1,728)	—	(1,728)
Amortization of terminated hedge (net of income tax effect of $120)	—	—	—	—	—	—	—	(216)	(216)	—	(216)
Unrealized derivative gains on cash flow hedges (net of income tax effect of $2,283)	—	—	—	—	—	—	—	2,687	2,687	—	2,687
Minimum pension liability (net of income tax effect of $817)	—	—	—	—	—	—	—	1,360	1,360	—	1,360
Subtotal - comprehensive income	54,063	—	—	—	—	—	680,528	2,103	682,631	16,107	698,738
Balance, December 31, 2015	$242,509	$66	$910	$7	$—	$(294,728)	$4,566,521	$(23,129)	$4,249,647	$59,514	$4,309,161

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	13	—	—	—	54,840	—	54,853	—	54,853
Repurchased	—	—	(30)	—	—	—	(346,860)	—	(346,890)	—	(346,890)
Restricted share-based compensation expense	—	—	—	—	—	—	1,439	—	1,439	—	1,439
Dividends paid	—	—	—	—	—	(38,875)	—	—	(38,875)	—	(38,875)
Stock option expense	—	—	—	—	—	—	45,777	—	45,777	—	45,777
Distributions to noncontrolling interests	(51,847)	—	—	—	—	—	—	—	—	(17,735)	(17,735)
Acquisition of noncontrolling interests in majority owned businesses	(206,200)	—	—	—	—	—	(132,852)	—	(132,852)	—	(132,852)
Other	—	—	—	—	—	—	—	—	—	2,690	2,690
Comprehensive income:
Net income to UHS / noncontrolling interests	24,857	—	—	—	—	—	702,409	—	702,409	19,905	722,314
Foreign currency translation adjustments	—	—	—	—	—	—	—	(10,038)	(10,038)	—	(10,038)
Amortization of terminated hedge (net of income tax effect of $60)	—	—	—	—	—	—	—	(107)	(107)	—	(107)
Unrealized loss on marketable security (net of income tax effect of $831)								(1,398)	(1,398)	—	(1,398)
Unrealized derivative gains on cash flow hedges (net of income tax effect of $536)	—	—	—	—	—	—	—	902	902	—	902
Minimum pension liability (net of income tax effect of $5,003)	—	—	—	—	—	—	—	8,353	8,353	—	8,353
Subtotal - comprehensive income	24,857	—	—	—	—	—	702,409	(2,288)	700,121	19,905	720,026
Balance, December 31, 2016	$9,319	$66	$893	$7	$0	$(333,603)	$4,891,274	$(25,417)	$4,533,220	$64,374	$4,597,594

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$747,171	$750,698	$604,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	416,608	398,618	375,624
Gains on sales of assets and businesses, net of losses	0	(3,615)	(7,837)
Stock-based compensation expense	48,109	39,971	31,092
Costs related to extinguishment of debt	0	0	19,730
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(87,881)	(45,814)	(105,708)
Accrued interest	9,766	(693)	4,400
Accrued and deferred income taxes	22,068	(34,394)	33,920
Other working capital accounts	74,489	(125,556)	73,912
Other assets and deferred charges	(25,671)	6,631	13,667
Other	81,139	23,295	2,449
Accrued insurance expense, net of commercial premiums paid	84,638	90,895	59,276
Payments made in settlement of self-insurance claims	(81,962)	(79,138)	(69,645)
Net cash provided by operating activities	1,288,474	1,020,898	1,035,876
Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(519,939)	(379,321)	(391,150)
Acquisition of property and businesses	(613,803)	(533,655)	(431,386)
Proceeds received from sales of assets and businesses	0	3,391	15,178
Costs incurred for purchase and implementation of information technology applications	(21,475)	0	(13,488)
Increase in capital reserves of commercial insurance subsidiary	(32,000)	(3,300)	(12,000)
Net cash used in investing activities	(1,187,217)	(912,885)	(832,846)
Cash Flows from Financing Activities:
Reduction of long-term debt	(459,183)	(68,166)	(879,129)
Additional borrowings	1,170,800	234,400	830,000
Acquisition of noncontrolling interests in majority owned businesses	(418,000)	0	0
Financing costs	(12,449)	(515)	(14,976)
Repurchase of common shares	(353,380)	(209,782)	(100,749)
Dividends paid	(38,875)	(39,532)	(29,665)
Issuance of common stock	9,503	8,441	6,863
Excess income tax benefits related to stock based compensation	45,219	47,364	33,912
Profit distributions to noncontrolling interests	(69,583)	(62,220)	(33,680)
Proceeds received from sale/leaseback of real property	0	12,765	0
Net cash used in financing activities	(125,948)	(77,245)	(187,424)
Effect of exchange rate changes on cash and cash equivalents	(2,790)	(1,609)	(775)
Increase (decrease) in cash and cash equivalents	(27,481)	29,159	14,831
Cash and cash equivalents, beginning of period	61,228	32,069	17,238
Cash and cash equivalents, end of period	$33,747	$61,228	$32,069
Supplemental Disclosures of Cash Flow Information:
Interest paid, including early redemption premium and original issue discount write-off in 2014	$107,079	$107,054	$130,279
Income taxes paid, net of refunds	$344,611	$380,658	$258,612
Noncash purchases of property and equipment	$65,702	$49,086	$35,469

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Services provided by our hospitals, all of which are operated by subsidiaries of ours, include general and specialty surgery, internal medicine, obstetrics, emergency room care, radiology, oncology, diagnostic care, coronary care, pediatric services, pharmacy services and/or behavioral health services. We, through our subsidiaries, provide capital resources as well as a variety of management services to our facilities, including central purchasing, information services, finance and control systems, facilities planning, physician recruitment services, administrative personnel management, marketing and public relations.

The more significant accounting policies follow:

A) Principles of Consolidation:  The consolidated financial statements include the accounts of our majority-owned subsidiaries and partnerships controlled by us or our subsidiaries as the managing general partner. All significant intercompany accounts and transactions have been eliminated.

B) Revenue Recognition:  We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 32% of our net patient revenues during 2016, 34% during 2015 and 38% during 2014. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 56% of our net patient revenues during 2016, 54% during 2015 and 52% during 2014.

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

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our Consolidated Balance Sheets. The vast majority of the net revenues generated at our behavioral health facilities located in the United Kingdom are derived from government based payors. The funding of both federal Medicare and state Medicaid programs, and the government based payor programs in the United Kingdom, are subject to legislative and regulatory changes. As such, we cannot provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future government based reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our results in 2016, 2015 and 2014. We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. See additional disclosure below in Charity Care, Uninsured Discounts and Provision for Doubtful Accounts for our estimated uncompensated care provided and estimated cost of providing uncompensated care.

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts the reported amounts in future periods for the provision for doubtful accounts and other accounts such as Medicaid pending. Although the patient’s ultimate eligibility determination may result in amounts being reclassified among these accounts from period to period, these reclassifications did not have a material impact on our results of operations in 2016, 2015 or 2014 since our facilities make estimates at each financial reporting period to reserve for amounts that are deemed to be uncollectible.

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

On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. Our accounts receivable are recorded net of allowance for doubtful accounts of $410 million and $399 million at December 31, 2016 and 2015, respectively.

Uncompensated care (charity care and uninsured discounts):

The following table shows the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the years ended December 31, 2016, 2015 and 2014:

	(dollar amounts in thousands)
	2016		2015		2014
	Amount	%	Amount	%	Amount	%
Charity care	$733,585	50%	$506,571	42%	$515,435	45%
Uninsured discounts	720,205	50%	696,463	58%	620,587	55%
Total uncompensated care	$1,453,790	100%	$1,203,034	100%	$1,136,022	100%

The provision for doubtful accounts at our acute care hospitals was approximately $628 million during 2016, $631 million during 2015 and $590 million during 2014.

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

	(amounts in thousands)
	2016	2015	2014
Estimated cost of providing charity care	$107,887	$77,557	$78,475
Estimated cost of providing uninsured discounts related care	105,920	106,630	94,484
Estimated cost of providing uncompensated care	$213,807	$184,187	$172,959

Our accounts receivable as of December 31, 2016 and December 31, 2015 include amounts due from Illinois of approximately $38 million and $28 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $25 million as of December 31, 2016 and $12 million as of December 31, 2015, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. Although the accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due to us from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

D) Concentration of Revenues: Our six acute care hospitals in the Las Vegas, Nevada market contributed, on a combined basis, 14% in 2016, 13% in 2015 and 14% in 2014 of our consolidated net revenues.

E) Accounting for Medicare and Medicaid Electronic Health Records Incentive Payments: In July 2010, the Department of Health and Human Services published final regulations implementing the health information technology provisions of the American Recovery and Reinvestment Act. The regulation defines the “meaningful use” of Electronic Health Records (“EHR”) and established the requirements for the Medicare and Medicaid EHR payment incentive programs. The implementation period for these new Medicare and Medicaid incentive payments started in federal fiscal year 2011 and ended as late as 2016 for Medicare and can end as late as 2021 for the state Medicaid programs. We recognize income related to Medicare and Medicaid incentive payments using a gain contingency model that is based upon when our eligible hospitals have demonstrated “meaningful use” of certified EHR technology for the applicable period and the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available.

Medicare EHR incentive payments: Federal regulations require that Medicare EHR incentive payments be computed based on the Medicare cost report that begins in the federal fiscal period in which a hospital meets the applicable “meaningful use” requirements. Since the annual Medicare cost report periods for each of our acute care hospitals ends on December 31st, we have recognized Medicare EHR incentive income for each hospital during the fourth quarter of the year in which the facility meets the “meaningful use” criteria.

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

While in progress, we capitalized interest on major construction projects and the development and implementation of information technology applications amounting to $1.9 million during 2016 and $304,000 during 2015.  There was no interest capitalized during 2014.

Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (twenty to forty years) and equipment (three to fifteen years). Depreciation expense was $350.8 million during 2016, $337.5 million during 2015 and $314.5 million during 2014.

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

I) Goodwill:  Goodwill and indefinite-lived intangible assets are reviewed for impairment at the reporting unit level on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit.  We have designated October 1st as our annual impairment assessment date and performed impairment assessments as of October 1, 2016 which indicated no impairment of goodwill or indefinite-lived intangible assets.  There were also no impairments during 2015 or 2014. Future changes in the estimates used to conduct the impairment reviews, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill or indefinite-lived intangible assets.

Changes in the carrying amount of goodwill for the two years ended December 31, 2016 were as follows (in thousands):

	Acute Care Services	Behavioral Health Services	Total Consolidated
Balance, January 1, 2015	$387,099	$2,904,114	$3,291,213
Goodwill acquired during the period	2,480	316,427	318,907
Goodwill divested during the period	0	(1,497)	(1,497)
Adjustments to goodwill (a)	(72)	(12,437)	(12,509)
Balance, December 31, 2015	389,507	3,206,607	3,596,114
Goodwill acquired during the period	50,897	183,761	234,658
Adjustments to goodwill (a)	(110)	(46,556)	(46,666)
Balance, December 31, 2016	$440,294	$3,343,812	$3,784,106

(a)	The decrease in the Behavioral Health Services’ goodwill consists primarily of foreign currency translation adjustments.

J) Other Assets:  Other assets consist primarily of amounts related to: (i) intangible assets acquired in connection with our acquisitions of Cambian Group, PLC’s adult services’ division, Foundations Recovery Network, LLC during 2015, Ascend Health Corporation during 2012 and Psychiatric Solutions, Inc. during 2010; (ii) prepaid fees for various software and other applications used by our hospitals; (iii) costs incurred in connection with the purchase and implementation of an electronic health records application for each of our acute care facilities; (iv) statutorily required capital reserves related to our commercial insurance subsidiary ($100 million as of December 31, 2016); (v) deposits; (vi) investments in various businesses, including Universal Health Realty Income Trust ($8 million as of December 31, 2016) and Premier, Inc. ($23 million as of December 31, 2016); (vii) the invested assets related to a deferred compensation plan that is held by an independent trustee in a rabbi-trust and that has a related payable included in other noncurrent liabilities; (viii) the estimated future payments related to physician-related contractual commitments, as discussed below, and; (ix) other miscellaneous assets. As of December 31, 2016, net intangible assets were $228 million and consisted of the following: tradename ($124 million), Medicare licenses ($57 million), certificates of need ($12 million), and contract relationships and other ($35 million, which is net of $34 million of accumulated amortization).  As of December 31, 2015, net intangible assets were $219 million and consisted of the following: tradename ($124 million), Medicare licenses ($57 million), certificates of need ($12 million), and contract relationships and other ($25 million, which is net of $25 million of accumulated amortization).

K) Physician Guarantees and Commitments: As of December 31, 2016 and 2015, our accrued liabilities-other, and our other assets included $2 million and $1 million, respectively, of estimated future payments related to physician-related contractual commitments. The $2 million of potential future financial obligations outstanding as of December 31, 2016 are potential 2017 obligations.

L) Self-Insured/Other Insurance Risks:  We provide for self-insured risks, primarily general and professional liability claims and workers’ compensation claims. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimate of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. All relevant information, including our own historical experience is used in estimating the expected amount of claims. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Our estimated self-insured reserves are reviewed and changed, if necessary, at each reporting date and changes are recognized currently as additional expense or as a reduction of expense. See Note 8 - Commitments and Contingencies for discussion of adjustments to our prior year reserves for claims related to our self-insured general and professional liability and workers’ compensation liability.

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

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. Our tax returns have been examined by the Internal Revenue Service (“IRS”) through the year ended December 31, 2006. We believe that adequate accruals have been provided for federal, foreign and state taxes. See Note 6 - Income Taxes, for additional disclosure.

N) Other Noncurrent Liabilities:  Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves, pension and deferred compensation liabilities, and liabilities incurred in connection with split-dollar life insurance agreements on the lives of our chief executive officer and his wife.

O) Redeemable Noncontrolling Interests and Noncontrolling Interest: As of December 31, 2016, outside owners held noncontrolling, minority ownership interests of: (i) 20% in an acute care facility located in Washington, D.C.; (ii) approximately 11% in an acute care facility located in Texas; (iii) 20% and 30% in two behavioral health care facilities located in Pennsylvania and Ohio, respectively, and; (iv) approximately 5% in an acute care facility located in Nevada. The noncontrolling interest and redeemable noncontrolling interest balances of $64 million and $9 million, respectively, as of December 31, 2016, consist primarily of the third-party ownership interests in these hospitals.

In May, 2016, we purchased the minority ownership interests held by a third-party in our six acute care hospitals located in Las Vegas, Nevada, for an aggregate cash payment of $445 million which included both the purchase price ($418 million) and the return of reserve capital ($27 million). The ownership interests purchased, which ranged from 26.1% to 27.5%, were previously reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet as of December 31, 2015.  In connection with this transaction, the aggregate excess purchase price over the book value of the minority ownership interests acquired, net of income taxes, amounted to approximately $133 million which was recorded as a reduction to retained earnings on our Consolidated Balance Sheet.

In connection with the two behavioral health care facilities located in Pennsylvania and Ohio, the minority ownership interests of which are reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owners have “put options” to put their entire ownership interest to us at any time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value.

P) Accumulated Other Comprehensive Income: The accumulated other comprehensive income (“AOCI”) component of stockholders’ equity includes: net unrealized gains and losses on effective cash flow hedges, foreign currency translation adjustments and the net minimum pension liability of a non-contributory defined benefit pension plan which covers employees at one of our subsidiaries. See Note 10 - Pension Plan for additional disclosure regarding the defined benefit pension plan.

The amounts recognized in AOCI for the two years ended December 31, 2016 were as follows (in thousands):

	Net Unrealized Gains (Losses) on Effective Cash Flow Hedges	Foreign Currency Translation Adjustment	Unrealized loss on marketable security	Minimum Pension Liability	Total AOCI
Balance, January 1, 2015, net of income tax	$(3,247)	$(2,431)	$—	$(19,554)	$(25,232)
2015 activity:
Pretax amount	4,634	(1,728)	—	2,177	5,083
Income tax effect	(2,163)	—	—	(817)	(2,980)
Change, net of income tax	2,471	(1,728)	—	1,360	2,103
Balance, January 1, 2016, net of income tax	(776)	(4,159)	—	(18,194)	(23,129)
2016 activity:
Pretax amount	1,271	(10,038)	(2,229)	13,356	2,360
Income tax effect	(476)	—	831	(5,003)	(4,648)
Change, net of income tax	795	(10,038)	(1,398)	8,353	(2,288)
Balance, December 31, 2016, net of income tax	$19	$(14,197)	$(1,398)	$(9,841)	$(25,417)

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

R) Stock-Based Compensation:  At December 31, 2016, we have a number of stock-based employee compensation plans. Pursuant to the FASB’s guidance, we expense the grant-date fair value of stock options and other equity-based compensation pursuant to the straight-line method over the stated vesting period of the award using the Black-Scholes option-pricing model.

The expense associated with share-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, share-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities. The applicable FASB guidance for 2016 permits that cash flows resulting from tax deductions in excess of compensation cost recognized be classified as financing cash flows.

S) Earnings per Share:  Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

	Twelve Months Ended December 31,
	2016	2015	2014
Basic and diluted:
Net Income	$747,171	$750,698	$604,996
Less: Net income attributable to noncontrolling interest	(44,762)	(70,170)	(59,653)
Less: Net income attributable to unvested restricted share grants	(314)	(281)	(236)
Net income attributable to UHS—basic and diluted	$702,095	$680,247	$545,107
Basic earnings per share attributable to UHS:
Weighted average number of common shares—basic	97,208	98,797	98,826
Total basic earnings per share	$7.22	$6.89	$5.52
Diluted earnings per share attributable to UHS:
Weighted average number of common shares	97,208	98,797	98,826
Net effect of dilutive stock options and grants based on the treasury stock method	1,172	1,897	1,718
Weighted average number of common shares and equivalents—diluted	98,380	100,694	100,544
Total diluted earnings per share	$7.14	$6.76	$5.42

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all years presented above, excludes certain outstanding stock options applicable to each year since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled approximately 2.2 million during 2016, 765,000 during 2015 and 2,250 during 2014.

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

W) GPO Agreement/Minority Ownership Interest: During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier, Inc. (“Premier), a healthcare performance improvement alliance, and acquired a minority interest in the GPO for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO, which were recorded as deferred income, on a pro rata basis, as a reduction to our supplies expense over the initial expected life of the GPO agreement. Also in connection with this GPO agreement, we received shares of restricted stock in Premier which vest ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO. We are recognizing the fair value of this restricted stock, as a reduction to our supplies expense, in our consolidated statements of income, on a pro rata basis, over the vesting period. We have elected to retain of portion of the previously vested shares of Premier, the value of which is included in other assets on our consolidated balance sheet.  Premier shares held by us after the restrictions have lapsed are adjusted, through accumulated other comprehensive income/loss, to the then current market value as of each respective balance sheet date ($23 million and $13 million as of December 31, 2016 and 2015, respectively).

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

Under these programs, including the impact of the Texas Uncompensated Care and Upper Payment Limit program, the Texas Delivery System Reform Incentive program, and various other state programs, we earned revenues (before Provider Taxes) of approximately $327 million during 2016, $307 million during 2015 and $295 million during 2014. These revenues were offset by Provider Taxes of approximately $166 million during 2016, $137 million during 2015, $140 million during 2014, which are recorded in other operating expenses on the Consolidated Statements of Income as included herein. The aggregate net benefit from these programs was $161 million during 2016, $170 million during 2015 and $155 million during 2014. The aggregate net benefit pursuant to these programs is earned from multiple states and therefore no particular state’s portion is individually material to our consolidated financial statements. In addition, under various disproportionate share hospital payment programs and the Nevada state plan amendment program, we earned revenues of $53 million in 2016, $46 million in 2015 and $61 million in 2014.

Y) Recent Accounting Standards:  In November, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”, which eliminates the guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet.  The amendments require that all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in a classified balance sheet.  The amendments are effective for public business entities for annual fiscal years beginning after December 15, 2016.  We early adopted this standard effective January 1, 2016, on a prospective basis and did not adjust prior periods presented.  The adoption of this standard had no impact on our Consolidated Statements of Income or Consolidated Statement of Cash Flows.

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

In April and August 2015, the FASB issued ASU No. 2015-03 and ASU No. 2015-15, “Interest- Imputation of Interest,” respectively, to simplify the presentation of debt issuance costs. The standard requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. The FASB clarified that debt issuance costs related to line-of-credit arrangements can be presented as an asset and amortized over the term of the arrangement. The guidance is effective for annual fiscal periods beginning after December 15, 2015. We adopted this standard on January 1, 2016, on a retrospective basis and adjusted prior periods presented. In connection with the adoption of this ASU, debt issuance costs of $26 million as of December 31, 2016 and $19 million as of December 31, 2015 were recorded as deductions from the carrying value of our long-term debt liabilities. The adoption of this standard had no impact on our financial position or overall results of operations.

In March, 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which amends the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as income tax expense or benefit in the income statement in the reporting period in which they occur.  In addition, the ASU requires that all tax-related cash flows resulting from share-based payments, including the excess tax benefits related to the settlement of stock-based awards, be classified as cash flows from operating activities in the statement of cash flows.  The ASU also requires that cash paid by directly withholding shares for tax withholding purposes be classified as a financing activity in the statement of cash flows.  In addition, the ASU also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest, consistent with current U.S. GAAP, or account for forfeitures when they occur.  We have adopted this new standard, which is effective for annual reporting periods beginning after December 15, 2016, as of January 1, 2017. Since the impact of ASU 2016-09 on our future

Consolidated Statements of Income and Consolidated Statements of Cash Flows is dependent upon the timing of stock option exercises, and the market price of our stock at the time of exercise, we are unable to estimate the impact this adoption will have on our future financial statements.

In May 2014 and March 2016, the FASB issued ASU 2014-09 and ASU 2016-08, “Revenue from Contracts with Customers (Topic 606)” and “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, respectively, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosures.  The FASB updated the new revenue standard by clarifying the principal versus agent implementation guidance, but does not change the core principle of the new standard. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016; however, in July 2015, the FASB approved a one-year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. We anticipate the most significant change will be how the estimate for the allowance for doubtful accounts will be recognized under the new standards.  Under the current standards, our estimate for amounts not expected to be collected based upon our historical experience have been included within net revenue. Under the new standards, our estimate for amounts not expected to be collected based on historical experience will continue to be recognized as a reduction to net revenue. However, subsequent changes in estimate of collectability due to a change in the financial status of a payor, for example a bankruptcy, will be recognized as bad debt expense in operating charges. We will continue to evaluate the impact that the adoption of this ASU may have on our consolidated financial statements and related disclosures.

In February, 2016, the FASB issued ASU 2016-02, “Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“Update 2016-02”), which requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key qualitative and quantitative information about the entity’s leasing arrangements.  This update is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted.  A modified retrospective approach is required. Upon adoption of this new standard, we will recognize significant right of use assets and lease obligation liabilities on the consolidated balance sheet as a result of our operating lease obligations.  Operating lease expense will still be recognized on a straight-line basis over the remaining life of the lease within lease and rental expense in the consolidated statements of income. We are currently evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

In January, 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment” (“ASU 2017-04”), which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  ASU 2017-04 is effective for us for the annual and interim periods beginning January 1, 2020 with early adoption permitted, and applied prospectively.  We do not expect ASU 2017-04 to have a material impact on our financial statements.

In January, 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business” to clarify the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  The future impact of ASU 2017-01 will be dependent upon the nature of future acquisitions or dispositions made by us, if any.

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

Z) Foreign Currency Translation: Assets and liabilities of our U.K. subsidiaries are denominated in pound sterling and translated into U.S. dollars at: (i) the rates of exchange at the balance sheet date, and; (ii) average rates of exchange prevailing during the year for revenues and expenses. The currency translation adjustments are reported as a component of accumulated other comprehensive income. See Note 3 - Financial Instruments, Foreign Currency Forward Exchange Contracts for additional disclosure.

2) ACQUISITIONS AND DIVESTITURES

Year ended December 31, 2016:

2016 Acquisitions of Assets and Businesses:

During 2016 we spent $614 million to:

•	acquire the adult services division of Cambian Group, PLC consisting of 79 inpatient and 2 outpatient behavioral health facilities located in the U.K. (acquired late in the fourth quarter);
•	acquire Desert View Hospital, a 25-bed acute care facility located in Pahrump, Nevada (acquired during the third quarter), and;
•	acquire various other businesses and real property assets.

The aggregate net purchase price of the facilities, which were acquired to enhance and expand our existing operations in the U.S. and the U.K, was allocated to assets and liabilities based on their preliminary estimated fair values as follows:

Amount (000s)
Working capital, net	$6,680
Property & equipment	343,846
Goodwill (see Note 1 (I))	234,658
Other assets (includes $18 million of contract-based relationships intangible assets)	19,910
Income tax assets, net of deferred tax liabilities	11,551
Debt	(152)
Noncontrolling interest	(2,690)
Cash paid in 2016 for acquisitions	$613,803

Goodwill of the facilities acquired during each of the last 3 years is computed, pursuant to the residual method, by deducting the fair value of the acquired assets and liabilities from the total purchase price. The factors that contribute to the recognition of goodwill, which may also influence the purchase price, include the following for each of the acquired facilities: (i) the historical cash flows and income levels; (ii) the reputations in their respective markets; (iii) the nature of the respective operations, and; (iv) the future cash flows and income growth projections. The vast majority of the goodwill resulting from these transactions is not deductible for federal income tax purposes (see Note 6 - Income Taxes).

On December 28, 2016, we completed the acquisition of Cambian Group, PLC’s adult services’ division (the “Cambian Adult Services”) for a total purchase price of approximately $473 million. The Competition and Markets Authority (“CMA”) in the U.K. is currently reviewing our acquisition of the Cambian Adult Services. We estimate that the CMA’s review of our acquisition will be completed during the second quarter of 2017. However, until such review is completed, we are not permitted to integrate the Cambian Adult Services business into our existing businesses located in the U.K.  Further, we can provide no assurance that the CMA will not require us to divest certain parts of the Cambian Adult Services division or certain parts of our existing business located in the U.K. Accordingly, the preliminary purchase price allocations reflected above, related primarily to working capital accounts, property and equipment and residual goodwill, are subject to revision as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The allocations of purchase price will be finalized once all the information is obtained, but not to exceed one year from the acquisition date.

Our consolidated statement of income for the year ended December 31, 2016 was not impacted by our acquisition of the Cambian Adult Services business since the acquisition occurred in late December, 2016.  Our consolidated net revenues for the year ended December 31, 2016 included approximately $12 million of net revenues generated at the above-mentioned Desert View Hospital representing the facility’s net revenues from the date of acquisition through December 31, 2016. The earnings generated by the hospital since its date of acquisition was not material to our 2016 consolidated net income attributable to UHS and net income attributable to UHS per diluted share.

Assuming the acquisition of the Cambian Adult Services business and Desert View Hospital occurred on January 1, 2016, our 2016 unaudited pro forma net revenues would have been approximately $9.98 billion and our unaudited pro forma net income attributable to UHS would have been approximately $730 million, or $7.25 per diluted share. Assuming the above-mentioned acquisitions occurred on January 1, 2015, our 2015 unaudited pro forma net revenues would have been approximately $9.28 billion and our unaudited pro forma net income attributable to UHS would have been approximately $708 million and $7.03 per diluted share.

2016 Divestiture of Assets and Businesses:

There were no divestitures during 2016.

Year ended December 31, 2015:

2015 Acquisitions of Assets and Businesses:

During 2015 we spent $534 million to:

•	acquire a 46-bed behavioral health care facility located in the U.K. (acquired during the first quarter);

•	acquire Alpha Hospitals Holdings Limited consisting of four behavioral health care hospitals with 305 beds located in the U.K. (acquired during the third quarter);

•	acquire Foundations Recovery Network, LLC (“Foundations”) consisting of 4 inpatient facilities (322 beds) as well as 8 outpatient centers (during the fourth quarter), and;

•	various other businesses, a management contract and real property assets.

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

3) FINANCIAL INSTRUMENTS

Fair Value Hedges:

During 2016, 2015 and 2014, we had no fair value hedges outstanding.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during 2016 and 2015 and determined the hedges to be highly effective. We also determined that any portion of the hedges deemed to be ineffective was de minimis and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. We do not anticipate nonperformance by our counterparties. We do not hold or issue derivative financial instruments for trading purposes.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from our counterparties.  We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At December 31, 2016, the fair value of our interest rate swaps was de minimis on a net basis comprised of a $4 million asset which is included in other assets offset by a $4 million liability which is included in other current liabilities on the accompanying consolidated balance sheet.  At December 31, 2015, the fair value of our interest rate swaps was a net liability of $1 million comprised of a $5 million asset which is included in other assets offset by a $6 million liability which is included in other current liabilities.

   Foreign Currency Forward Exchange Contracts:

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. The cash flows from these contracts are reported as operating activities in the consolidated statements of cash flows. For the years ended December 31, 2016, 2015 and 2014, we recorded net favorable cash inflows of $79 million, $23 million and $16 million, respectively, associated with these forward exchange contracts.

4) LONG-TERM DEBT

A summary of long-term debt follows:

	December 31,
	2016	2015
	(amounts in thousands)
Long-term debt:
Notes payable and Mortgages payable (including obligations under capitalized leases of $23,446 in 2016 and $24,900 in 2015) and term loans with varying maturities through 2027; weighted average interest rates of 8.9% in 2016 and 6.8% in 2015 (see Note 7 regarding capitalized leases)	$25,246	$27,513
Revolving credit and on-demand credit facility	469,700	304,900
Term Loan A, net of unamortized discount of $1,151 in 2016 and $1,593 in 2015	1,862,915	1,717,940
Accounts receivable securitization program	398,700	400,000
3.75% Senior Secured Notes due 2019, net of unamortized discount of $112 in 2016 and $155 in 2015	299,888	299,845
4.75% Senior Secured Notes due 2022, including unamortized premium of $5,400 in 2016 and net of unamortized discount of $150 in 2016 and $177 in 2015	705,250	299,823
5.00% Senior Secured Notes due 2026	400,000	0
7.125% Senior Secured Notes repaid in June, 2016, including unamortized net premium of $4 in 2015	—	400,004
Total debt before unamortized financing costs	4,161,699	3,450,025
Less-Unamortized financing costs	(25,574)	(18,669)
Total debt after unamortized financing costs	4,136,125	3,431,356
Less-Amounts due within one year	(105,895)	(62,722)
Long-term debt	$4,030,230	$3,368,634

On June  7, 2016, we entered into a  Fifth Amendment (the “Fifth Amendment”) to our credit agreement dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012, May 16, 2013 and August 7, 2014, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders (“Credit Agreement”). The Fifth Amendment increased the size of the term loan A facility by $200 million and those proceeds were utilized to repay outstanding borrowings under the revolving credit facility of the Credit Agreement. The Credit Agreement, as amended, which is scheduled to mature in August, 2019, consists of: (i) an $800 million revolving credit facility ($455 million of borrowings outstanding as of December 31, 2016), and; (ii) a term loan A facility with $1.864 billion of borrowings outstanding as of December 31, 2016.

Borrowings under the Credit Agreement bear interest at either (1) the ABR rate which is defined as the rate per annum equal to, at our election: the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit and term loan-A borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit and term loan-A borrowings. As of December 31, 2016, the applicable margins were 0.50% for ABR-based loans and 1.50% for LIBOR-based loans under the revolving credit and term loan-A facilities.

As of December 31, 2016, we had $455 million of borrowings outstanding pursuant to the terms of our $800 million revolving credit facility and we had $297 million of available borrowing capacity net of $33 million of outstanding letters of credit and $15 million of outstanding borrowings pursuant to a short-term, on-demand credit facility. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, certain real estate assets and assets held in joint-ventures with third-parties) and our material subsidiaries and guaranteed by our material subsidiaries.

Pursuant to the terms of the Credit Agreement, term loan-A installment payments of approximately $22 million per quarter commenced during the fourth quarter of 2016 and are scheduled through June, 2019.  Previously, approximately $11 million of quarterly installment payments were made from the fourth quarter of 2014 through the third quarter of 2016.

Pursuant to the terms of our $400 million accounts receivable securitization program with a group of conduit lenders and liquidity banks (“Securitization”), which is scheduled to mature in December, 2018, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the

Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At December 31, 2016, we had $399 million of outstanding borrowings and $1 million of additional borrowing capacity pursuant to the terms of the Securitization.

As of December 31, 2016, we had combined aggregate principal of $1.4 billion from the following senior secured notes:

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

The average amounts outstanding during each of years 2016, 2015 and 2014 under the current and prior Credit Agreements, demand notes and accounts receivable securitization programs was $2.3 billion, $2.1 billion and $2.4 billion, respectively, with corresponding interest rates of 2.0%, 1.7% and 1.8%, respectively, including commitment and facility fees. The maximum amounts outstanding at any month-end were $2.7 billion in 2016, $2.3 billion in 2015 and $2.7 billion in 2014. The effective interest rate on our current and prior Credit Agreements, accounts receivable securitization programs, and demand notes, which includes the respective interest expense, commitment and facility fees, designated interest rate swaps expense and amortization of deferred financing costs and original issue discounts, was 2.3% in 2016, 2.4% in 2015 and 3.1% in 2014.

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of December 31, 2016.

At December 31, 2016, the net carrying value and fair value of our debt were each approximately $4.1 billion.  At December 31, 2015, the carrying value and fair value of our debt were each approximately $3.5 billion.  The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

The aggregate scheduled maturities of our total debt outstanding as of December 31, 2016 are as follows:

(000s)
2017	$105,895
2018	490,096
2019	2,442,448
2020	1,650
2021	1,696
Later	1,119,914
Total maturities before unamortized financing costs	4,161,699
Less-Unamortized financing costs	(25,574)
Total	$4,136,125

5) COMMON STOCK

Dividends

Cash dividends of $0.40 per share ($38.9 million in the aggregate) were declared and paid during 2016, $0.40 per share ($39.5 million in the aggregate) were declared and paid during 2015, and $.30 per share ($29.7 million in the aggregate) were declared and paid during 2014. All classes of our common stock have similar economic rights.

Stock Repurchase Programs

In July, 2014, our Board of Directors authorized a stock repurchase program whereby, from time to time as conditions allow, we may spend up to $400 million to purchase shares of our Class B Common Stock on the open market at prevailing market prices or in negotiated private transactions.  In February, 2016, our Board of Directors authorized a $400 million increase to our stock repurchase program, which increased the aggregate authorization to $800 million from the previous $400 million mentioned above. There is no expiration date for our stock repurchase programs.

The following schedule provides information related to our stock repurchase program for each of the three years ended December 31, 2016.  During 2016, 2,512,592 shares ($289.9 million) were repurchased pursuant to the terms of our stock repurchase program, 468,228 shares ($57.0 million in the aggregate) were repurchased in connection with the income tax withholding obligations resulting from the exercise of stock options and the vesting of restricted stock grants and 2,500 shares were repurchased as a result of forfeited restricted shares.  During 2015, 1,326,207 shares ($166.2 million) were repurchased pursuant to the terms of our stock repurchase program and 493,296 shares ($58.0 million in the aggregate) were repurchased in connection with the income tax withholding obligations resulting from the exercise of stock options and the vesting of restricted stock grants.  During 2014, 548,192 shares ($58.0 million in the aggregate) were repurchased pursuant to the terms of our stock repurchase program and 480,972 shares ($42.7 million in the aggregate) were repurchased in connection with income tax withholding obligations resulting from the exercise of stock options and the vesting of restricted stock grants.

	Additional dollars authorized for repurchase (in thousands)	Total number of shares purchased (a.)	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total number of shares purchased as part of publicly announced programs	Average price pad per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Aggregate purchase price paid for shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands)
Balance as of January 1, 2014									767,704	N/A
2014	$400,000	1,029,164	767,704	N/A	548,192	$105.71	$100,749	$57,950	N/A	$342,050
2015	$—	1,819,503	—	N/A	1,326,207	$125.34	$224,260	$166,222	N/A	$175,828
2016	$400,000	2,983,320	—	$0.01	2,512,592	$115.39	$346,890	$289,937	N/A	$285,891
Total for three year period ended December 31, 2016	$800,000	5,831,987	767,704	$0.01	4,386,991	$117.19	$671,899	$514,109

(a.)	Includes 2,500 of restricted shares that were forfeited by a former employee pursuant to the terms of our restricted stock purchase plan.

Stock-based Compensation Plans

At December 31, 2016, we have a number of stock-based employee compensation plans. Pursuant to the FASB’s guidance, we expense the grant-date fair value of stock options and other equity-based compensation pursuant to the straight-line method over the stated vesting period of the award using the Black-Scholes option-pricing model.

Pre-tax compensation costs of $45.8 million during 2016, $38.0 million during 2015 and $29.2 million during 2014 were recognized related to outstanding stock options. In addition, pre-tax compensation costs of $2.3 million during 2016, $2.0 million during 2015 and $1.9 million during 2014 were recognized related to amortization of restricted stock and discounts provided in connection with shares purchased pursuant to our 2005 Employee Stock Purchase Plan.  As of December 31, 2016, there was approximately $82.1 million of unrecognized compensation cost related to unvested stock options and restricted stock which is expected to be recognized over the remaining average vesting period of 2.7 years.

The expense associated with stock-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $48.1 million in 2016, $40.0 million in 2015 and $31.1 million in 2014. In accordance with ASC 718, excess income tax benefits related to stock-based compensation are classified as cash inflows from financing activities on the Consolidated Statement of Cash Flows. During 2016, 2015 and  2014 we generated $45.2 million, $47.4 million and $33.9 million, respectively, of excess income tax benefits related to stock based compensation which are reflected as cash inflows from financing activities in our Consolidated Statements of Cash Flows, as included herein.

In 2005, we adopted the 2005 Stock Incentive Plan which was amended in 2008, 2010 and 2015 (the “Stock Incentive Plan”). An aggregate of 29.5 million shares of Class B Common Stock has been reserved under the Stock Incentive Plan. During 2016, 2015 and 2014, stock options, net of cancellations, of approximately 2.8 million, 2.9 million and 2.8 million, respectively, were granted. The per option weighted-average grant-date fair value of options granted during 2016, 2015 and 2014 was $23.80, $21.37 and $17.23, respectively. Stock options to purchase Class B Common Stock have been granted to our officers, key employees and members of our Board of Directors. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. Options are exercisable ratably over a four-year period beginning one year after the date of the grant. All outstanding options expire five years after the date of the grant. As of December 31, 2016, approximately 4.4 million shares of Class B Common Stock remain available for issuance pursuant to the Stock Incentive Plan.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were derived from averaging the number of options granted during the most recent five-year period. The weighted-average assumptions reflected below were based upon twenty-seven option grants for the five-year period ending December 31, 2016, twenty-five option grants for the five-year period ending December 31, 2015 and  twenty-one option grants for the five-year period ending December 31, 2014.

Year Ended December 31,	2016	2015	2014
Volatility	31%	33%	35%
Interest rate	1%	1%	1%
Expected life (years)	3.4	3.4	3.4
Forfeiture rate	10%	10%	10%
Dividend yield	0.4%	0.4%	0.4%

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

The table below summarizes our stock option activity during each of the last three years:

Outstanding Options	Number of Shares	Average Option Price	Range (High-Low)
Balance, January 1, 2014	7,620,958	$43.63	$79.79-$30.32
Granted	2,845,500	$78.65	$102.21-$78.17
Exercised	(2,277,469)	$38.50	$73.65-$30.32
Cancelled	(291,538)	$55.63	$78.17-$36.95
Balance, January 1, 2015	7,897,451	$57.29	$102.21-$36.95
Granted	3,039,350	$117.70	$142.43-$108.29
Exercised	(2,256,454)	$48.97	$102.21-$36.95
Cancelled	(280,164)	$83.63	$134.70-$36.95
Balance, January 1, 2016	8,400,183	$80.50	$142.43-$36.95
Granted	2,945,550	$118.72	$138.00-$107.39
Exercised	(2,162,850)	$53.02	$117.29-$36.95
Cancelled	(412,750)	$103.01	$130.32-$36.95
Balance, December 31, 2016	8,770,133	$99.06	$142.43-$36.95
Outstanding options vested and exercisable as of December 31, 2016	2,074,867	$78.58	$142.43-$36.95

The following table provides information about unvested options for the year December 31, 2016:

	Shares	Weighted Average Grant Date Fair Value
Unvested options as of January 1, 2016	6,728,967	$17.77
Granted	2,945,550	$23.79
Vested	(2,566,501)	$15.99
Cancelled	(412,750)	$20.34
Unvested options as of December 31, 2016	6,695,266	$20.94

The following table provides information regarding all options outstanding at December 31, 2016:

	Options Outstanding	Options Exercisable
Number of options outstanding	8,770,133	2,074,867
Weighted average exercise price	$99.06	$78.58
Aggregate intrinsic value as of December 31, 2016	$128,620,135	$63,939,686
Weighted average remaining contractual life	3.0	2.0

The total in-the-money value of all stock options exercised during the years ended December 31, 2016, 2015 and 2014 were $149.4 million, $154.1 million and $112.5 million, respectively.

The weighted average remaining contractual life for options outstanding and weighted average exercise price per share for exercisable options at December 31, 2016 were as follows:

Exercise Price	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Exercisable Options	Weighted Average Exercise Price Per Share	Expected to Vest Options (a)	Weighted Average Exercise Price Per Share
	Shares			Shares		Shares
$36.95 – $53.38	1,397,457	$52.82	1.0	822,455	$52.43	569,396	$53.38
$66.98 – $102.21	1,938,250	78.64	2.2	704,425	78.60	1,083,541	78.63
$107.39 – $117.29	2,543,876	117.26	3.2	531,987	117.28	1,572,128	117.26
$118.62 – $142.43	2,890,550	119.09	4.2	16,000	134.77	1,703,318	119.09
Total	8,770,133	$99.06	3.0	2,074,867	$78.58	4,928,383	$106.71

(a)	Assumes a weighted average forfeiture rate of 9.75%.

In addition to the Stock Incentive Plan, we have the following stock incentive and purchase plans: (i) the 2010 Employees’ Restricted Stock Purchase Plan, as amended in 2015, (“2010 Plan”) which allows eligible participants to purchase shares of Class B Common Stock at par value, subject to certain restrictions, and; (ii) a 2005 Employee Stock Purchase Plan which allows eligible employees to purchase shares of Class B Common Stock at a ten percent discount. There were 14,146, 17,789 and 26,189 shares of restricted stock granted pursuant to the 2010 Plan during 2016, 2015 and 2014, respectively, with various ratable vesting periods ranging up to five years from the date of grant. There were 75,792, 68,213 and 75,303 and shares issued pursuant to the Employee Stock Purchase Plan during 2016, 2015 and 2014, respectively.

We have reserved 2.8 million shares of Class B Common Stock for issuance under these various plans (excluding terminated plans and including a reserve reduction during 2015) and have issued approximately 1.4 million shares, net of cancellations, pursuant to the terms of these plans (excluding terminated plans) as of December 31, 2016. As of December 31, 2016, approximately 1.4 million shares of Class B Common Stock remain available for issuance pursuant to these various plans.

At December 31, 2016, 21,805,773 shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock.

6) INCOME TAXES

Components of income tax expense/(benefit) are as follows (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Current
Federal	$368,957	$363,734	$248,172
Foreign	8,513	3,151	4,167
State	42,166	38,987	23,224
	419,636	405,872	275,563
Deferred
Federal	(12,092)	(15,912)	41,583
Foreign	2,463	5,545	—
State	(820)	(302)	7,525
	(10,449)	(10,669)	49,108
Total	$409,187	$395,203	$324,671

The foreign provision for income taxes is based on foreign pre-tax earnings of $58 million in 2016, $41 million in 2015 and $15 million in 2014. Our consolidated financial statements provide for any related tax liability on undistributed earnings that we do not intend to be indefinitely reinvested outside the U.S. Certain of our undistributed international earnings intended to be indefinitely reinvested in operations outside the U.S. have a statutory rate of 20.0%. As of December 31, 2016, U.S. income taxes have not been provided on a cumulative total of $99 million of such earnings. The amount of unrecognizable deferred tax liability related to these temporary differences is estimated to be approximately $15 million.

A reconciliation between the federal statutory rate and the effective tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	2.4%	2.3%	2.3%
Other items	-0.6%	-0.6%	0.0%
Impact of income attributable to noncontrolling interests	-1.4%	-2.2%	-2.4%
Effective tax rate	35.4%	34.5%	34.9%

Our effective tax rates were 35.4%, 34.5% and 34.9% for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in our effective tax rate for the year ended December 31, 2016 is primarily impacted by the decrease in net income attributable to noncontrolling interests due to our purchase of the minority ownership interests held by a third-party in our six acute care hospitals located in Las Vegas, Nevada, which is not tax effected in the statement of income. Including the expense related to income attributable to noncontrolling interests, the effective tax rate for the years ended December 31, 2016, 2015 and 2014 were 36.8%, 36.7% and 37.3%, respectively.

Included in “Other current assets” on our Consolidated Balance Sheet are prepaid federal and state income taxes amounting to approximately $10 million and $42 million as of December 31, 2016 and 2015, respectively.

Deferred income taxes are based on the estimated future tax effects of differences between the financial statement carrying amounts and the tax bases of assets and liabilities under the provisions of the enacted tax laws. The components of deferred taxes are as follows (amounts in thousands):

	Year Ended December 31,
	2016			2015
	Assets		Liabilities	Assets		Liabilities

Self-insurance reserves	$85,940	$		$88,401	$
Compensation accruals	83,328			66,399
Doubtful accounts and other reserves	38,017			29,616
Other currently non-deductible accrued liabilities	24,058			17,213
Depreciable and amortizable assets			332,326			400,809
State and foreign net operating loss carryforwards and other state and foreign deferred tax assets	66,639			62,541
Net pension liabilities – OCI only	5,926			10,929
Other combined items – OCI only	815			457
Other liabilities			2,949			2,960
	$304,723		$335,275	$275,556		$403,769
Valuation Allowance	(56,333)		0	(52,567)		0
Total deferred income taxes	$248,390		$335,275	$222,989		$403,769

Decreases in deferred tax liabilities relating to depreciable and amortizable assets primarily reflect the impact of deferred taxes recorded in conjunction with our purchase of the minority ownership interests held by a third-party in our six acute care hospitals located in Las Vegas, Nevada.

At December 31, 2016, state net operating loss carryforwards (expiring in years 2017 through 2036), and credit carryforwards available to offset future taxable income approximated $1.04 billion representing approximately $52 million in deferred state tax benefit (net of the federal benefit). At December 31, 2016, there were foreign net operating losses and credit carryforwards of approximately $21 million expiring through 2023 representing approximately $5 million in deferred foreign tax benefit. Increases in deferred tax assets relating to foreign net operating loss carryforwards reflect the impact of deferred taxes recorded in conjunction with the acquisition of Cambian Adult Services located in the U.K. during 2016.  At December 31, 2016, related to the acquisition of Foundations Recovery Network, LLC, there were federal net operating losses of approximately $7 million expiring through 2032 representing approximately $2 million in deferred federal tax benefits.

A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on available evidence, it is more likely than not that certain of our state tax benefits will not be realized. Therefore, valuation allowances of approximately $52 million and $51 million have been reflected as of December 31, 2016 and 2015, respectively. During 2016, the valuation allowance on these state tax benefits increased by $1 million due to additional net operating losses incurred. In addition, valuation allowances of approximately $4 million and $2 million have been reflected as of December 31, 2016 and 2015 related to foreign net operating losses and credit carryforwards. The foreign valuation allowance increased approximately $3 million due to the acquisition of Cambian Adult Services.  There were no significant increases in valuation allowances as a result of the acquisition of Foundations.

We adopted the provisions of Accounting for Uncertainty in Income Taxes effective January 1, 2007. During 2016 and 2015, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were increased less than $1 million due to tax positions taken in the current and prior years. During 2016, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were reduced due to the lapse of the statute of limitations resulting in a net income tax benefit of less than $1 million. The balance at each of December 31, 2016 and 2015, if subsequently recognized, that would favorably affect the effective tax rate and the provision for income taxes is approximately $1 million  as of each date.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of December 31, 2016 and 2015, we have accrued interest and penalties of less than $1 million as of each date. The U.S. federal statute of limitations remains open for the 2013 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging for 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

The tabular reconciliation of unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014 is as follows (amounts in thousands).

	As of December 31,
	2016	2015	2014
Balance at January 1,	$1,982	$2,402	$3,369
Additions based on tax positions related to the current year	50	50	50
Additions for tax positions of prior years	74	111	195
Reductions for tax positions of prior years	(94)	(524)	(1,212)
Settlements	(753)	(57)	—
Balance at December 31,	$1,259	$1,982	$2,402

7) LEASE COMMITMENTS

Three of our hospital facilities are held under operating leases with Universal Health Realty Income Trust with terms expiring in 2021 (see Note 9 for additional disclosure). We also lease the real property of certain facilities (see Item 2. Properties for additional disclosure).

A summary of property under capital lease follows (amounts in thousands):

	As of December 31,
	2016	2015
Land, buildings and equipment	$45,768	$45,665
Less: accumulated amortization	(28,864)	(27,169)
	$16,904	$18,496

Future minimum rental payments under lease commitments with a term of more than one year as of December 31, 2016, are as follows (amounts in thousands):

Year	Capital Leases	Operating Leases
	(000s)
2017	$4,010	$66,086
2018	4,078	55,248
2019	3,998	46,943
2020	3,339	37,611
2021	3,429	32,060
Later years	18,626	132,085
Total minimum rental	$37,480	$370,033
Less: Amount representing interest	(14,034)
Present value of minimum rental commitments	23,446
Less: Current portion of capital lease obligations	(1,661)
Long-term portion of capital lease obligations	$21,785

We assumed capital lease obligations of approximately $152,000 in 2016, $7 million in 2015 and $16 million in 2014, in connection with the leases on certain real estate assets.  In the ordinary course of business, our facilities routinely lease equipment pursuant to new lease arrangements that will likely result in future lease and rental expense in excess of amounts indicated above.

8) COMMITMENTS AND CONTINGENCIES

Professional and General Liability, Workers’ Compensation Liability and Property Insurance

Professional and General Liability and Workers Compensation Liability:

Effective November, 2010, the vast majority of our subsidiaries are self-insured for professional and general liability exposure up to $10 million and $3 million per occurrence, respectively. These subsidiaries are provided with several excess policies through commercial insurance carriers which provide for coverage in excess of the applicable per occurrence self-insured retention (either $3 million or $10 million) or underlying policy limits up to $250 million per occurrence and in the aggregate for claims incurred after 2013 and up to $200 million per occurrence and in the aggregate for claims incurred from 2011 through 2013. We remain liable for 10% of the claims paid pursuant to the commercially insured coverage in excess of $10 million up to $60 million per occurrence and in the aggregate.  In addition, from time to time based upon marketplace conditions, we may elect to purchase additional commercial coverage for certain of our facilities or businesses.  Our behavioral health care facilities located in the U.K. have policies through a commercial insurance carrier located in the U.K. that provides for £10 million of professional liability coverage and £25 million of general liability coverage. The facilities located in the U.K. acquired in late December, 2016 in connection with our acquisition of the Cambian Group, PLC’s adult services division have been included in the above-mentioned U.K. insurance program.

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

As of December 31, 2016, the total accrual for our professional and general liability claims was $207 million, of which $48 million is included in current liabilities. As of December 31, 2015, the total accrual for our professional and general liability claims was $204 million, of which $48 million is included in current liabilities.

Below is a schedule showing the changes in our general and professional liability and workers’ compensation reserves during the three years ended December 31, 2016 (amount in thousands):

	General and
	Professional	Workers’
	Liability	Compensation	Total
Balance at January 1, 2014	$206,290	$63,798	$270,088
Plus: Accrued insurance expense, net of commercial premiums paid (a)	22,601	36,675	59,276
Less: Payments made in settlement of self-insured claims	(35,987)	(33,659)	(69,646)
Balance at January 1, 2015	192,904	66,814	259,718
Plus: Accrued insurance expense, net of commercial premiums paid	58,460	32,435	90,895
Less: Payments made in settlement of self-insured claims	(47,391)	(31,746)	(79,137)
Balance at January 1, 2016	203,973	67,503	271,476
Liabilities assumed in acquisition	0	661	661
Plus: Accrued insurance expense, net of commercial premiums paid	54,671	29,967	84,638
Less: Payments made in settlement of self-insured claims	(51,185)	(30,775)	(81,960)
Balance at December 31, 2016	$207,459	$67,356	$274,815

(a)	General and professional liability amount is net of adjustment recorded during 2014, as discussed below.

Our consolidated results of operations during 2016 and 2015 were not materially impacted by adjustments to our prior year reserves for professional and general liability claims. During 2014, based upon a reserve analysis of our estimated future claims payments, we recorded a reduction to our professional and general liability self-insurance reserves (relating to prior years) amounting to $20 million.

As of December 31, 2016, the total accrual for our workers’ compensation liability claims was $67 million, of which $33 million is included in current liabilities. As of December 31, 2015, the total accrual for our workers’ compensation liability claims was $68 million, of which $34 million is included in current liabilities. Our consolidated results of operations during 2016, 2015 or 2014 were not materially impacted by adjustments to our prior year reserves for workers’ compensation claims.

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

Property Insurance:

We have commercial property insurance policies for our properties covering catastrophic losses, including windstorm damage, up to a $1 billion policy limit per occurrence, subject to a deductible ranging from $50,000 to $250,000 per occurrence. Losses resulting from named windstorms are subject to deductibles between 3% and 5% of the declared total insurable value of the property. In addition, we have commercial property insurance policies covering catastrophic losses resulting from earthquake and flood damage, each subject to aggregated loss limits (as opposed to per occurrence losses). Commercially insured earthquake coverage for our facilities is subject to various deductibles and limitations including: (i) $500 million limitation for our facilities located in Nevada; (ii) $130 million limitation for our facilities located in California; (iii) $100 million limitation for our facilities located in fault zones within the United States; (iv) $40 million limitation for our facility located in Puerto Rico, and; (v) $250 million limitation for many of our facilities located in other states. Deductibles for flood losses vary in amount, up to a maximum of $500,000, based upon location of the facility. Since certain of our facilities have been designated by our insurer as flood prone, we have elected to purchase policies from The National Flood Insurance Program to cover a substantial portion of the applicable deductible. Property insurance for our behavioral health facilities located in the U.K. are provided on an all risk basis up to a £1.29 billion limit that includes coverage for real and personal property as well as business interruption losses.

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

In April, 2013, the OIG served facility specific subpoenas on Wekiva Springs Center and River Point Behavioral Health requesting various documents from January, 2005 to the date of the subpoenas. In July, 2013, another subpoena was issued to Wekiva Springs Center and River Point Behavioral Health requesting additional records. In October, 2013, we were advised that the DOJ’s Criminal Frauds Section had opened an investigation of River Point Behavioral Health and Wekiva Springs Center. Subsequent subpoenas have since been issued to River Point Behavioral Health and Wekiva Springs Center requesting additional documentation. In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the suspension remains in effect. We cannot predict if and/or when the facility’s suspended payments will resume. Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during the years ended December 31, 2016 or 2015, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

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

The DOJ has advised us that the civil aspect of the coordinated investigation referenced above is a False Claims Act investigation focused on billings submitted to government payers in relation to services provided at those facilities. At present, we are uncertain as to potential liability and/or financial exposure of the Company and/or named facilities, if any, in connection with these matters.

In December, 2015, we were advised that the DOJ opened an investigation involving the El Paso Behavioral Health System in El Paso, Texas.  The DOJ was investigating potential Stark law violations relating to arrangements between the facility and physician(s) at the facility. These agreements were entered into before we acquired the facility as a part of our acquisition of Ascend Health Corporation in October, 2012.  To our knowledge, this matter is not a part of the omnibus investigation referenced above. We have reached a settlement with the DOJ, which did not have a material impact on our consolidated financial statements, concluding this matter.

In January, 2016, we were notified that the Department of Justice opened an investigation of the South Texas Health System of a potential False Claim Act case regarding compensation paid to cardiologists pursuant to employment agreements entered into in 2005.  In February, 2017, we were notified that the Department of Justice decided not to intervene in an under seal qui tam case and filed a notice of declination. Further, we have been informed that the relator is dismissing the case.

Litigation:

U.S. ex rel Escobar v. Universal Health Services, Inc. et. al. This is a False Claims Act case filed against Universal Health Services, Inc., UHS of Delaware, Inc. and HRI Clinics, Inc. d/b/a Arbour Counseling Services in U.S. District Court for the District of Massachusetts.  This qui tam action primarily alleges that Arbour Counseling Services failed to appropriately supervise certain clinical providers in contravention of  regulatory requirements and the submission of claims to Medicaid were subsequently improper.  Relators make other claims of improper billing to Medicaid associated with alleged failures of Arbour Counseling to comply with state regulations.  The U.S. Attorney’s Office and the Massachusetts Attorney General’s Office initially declined to intervene.  UHS filed a motion to dismiss and the trial court originally granted the motion dismissing the case.  The First Circuit Court of Appeals (“First Circuit”) reversed the trial court’s dismissal of the case.  The United States Supreme Court subsequently vacated the First Circuit’s opinion and remanded the case for further consideration under the new legal standards established by the Supreme Court for False Claims Act cases.  During the 4th quarter of 2016, the First Circuit issued a revised opinion upholding their reversal of the trial court’s dismissal.  The case was then remanded to the trial court for further proceedings.  In January 2017, the U.S. Attorney’s Office and Massachusetts Attorney General’s Office advised of the potential for intervention in the case.  We are defending this case vigorously.  At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

Heed v. Universal Health Services, Inc., et al.  In December 2016 a purported shareholder class action lawsuit was filed in U.S. District Court for the Central District of California against UHS and certain UHS officers alleging violations of the federal securities laws.  Plaintiff alleges that defendants violated federal securities laws relating to the disclosures made in public filings associated with practices at our behavioral health facilities. Although we have not been served with the complaint at this time, we deny liability and intend to defend ourselves vigorously.  At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

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

General:

We operate in a highly regulated and litigious industry which subjects us to various claims and lawsuits in the ordinary course of business as well as regulatory proceedings and government investigations. These claims or suits include claims for damages for personal injuries, medical malpractice, commercial/contractual disputes, wrongful restriction of, or interference with, physicians’ staff privileges, and employment related claims. In addition, health care companies are subject to investigations and/or actions by various state and federal governmental agencies or those bringing claims on their behalf. Government action has increased with respect to investigations and/or allegations against healthcare providers concerning possible violations of fraud and abuse and false claims statutes as well as compliance with clinical and operational regulations. Currently, and from time to time, we and some of our facilities are subjected to inquiries in the form of subpoenas, Civil Investigative Demands, audits and other document requests from various federal and state agencies. These inquiries can lead to notices and/or actions including repayment obligations from state and federal government agencies associated with potential non-compliance with laws and regulations. Further, the federal False Claim Act allows private individuals to bring lawsuits (qui tam actions) against healthcare providers that submit claims for payments to the government. Various states have also adopted similar statutes. When such a claim is filed, the government will investigate the matter and decide if they are going to intervene in the pending case. These qui tam lawsuits are placed under seal by the court to comply with the False Claims Act’s requirements. If the government chooses not to intervene, the private individual(s) can proceed independently on behalf of the government. Health care providers that are found to violate the False Claims Act may be subject to substantial monetary fines/penalties as well as face potential exclusion from participating in government health care programs or be required to comply with Corporate Integrity Agreements as a condition of a settlement of a False Claim Act matter. In September 2014, the Criminal Division of the DOJ, announced that all qui tam cases will be shared with their Division to determine if a parallel criminal investigation should be opened. The DOJ has also announced an intention to pursue civil and criminal actions against individuals within a company as well as the corporate entity or entities. In addition, health care facilities are subject to monitoring by state and federal surveyors to ensure compliance with program Conditions of Participation. In the event a facility is found to be out of compliance with a Condition of Participation and unable to remedy the alleged deficiency(s), the facility faces termination from the Medicare and Medicaid programs or compliance with a System Improvement Agreement to remedy deficiencies and ensure compliance.

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

In addition to our long-term debt obligations as discussed in Note 4 - Long-Term Debt and our operating lease obligations as discussed in Note 7 - Lease Commitments, we have various other contractual commitments outstanding as of December 31, 2016 as follows: (i) other combined estimated future purchase obligations of $350 million related to a long-term contract with third-parties consisting primarily of certain revenue cycle data processing services for our acute care facilities ($101 million), expected future costs to be paid to a third-party vendor in connection with the ongoing operation of an electronic health records application and purchase implementation of a revenue cycle application for our acute care facilities ($247 million) and estimated minimum liabilities for physician commitments expected to be paid in the future ($2 million); (ii) estimated construction commitment of $43 million representing our share of the construction costs of two new behavioral health care facilities located in Pennsylvania and Washington that we are required to build pursuant to joint-venture agreements with third-parties; (iii) combined estimated future payments of $213 million related to our non-contributory, defined benefit pension plan ($194 million consisting of estimated payments through 2089) and other retirement plan liabilities ($19 million), and; (iv) accrued and unpaid estimated claims expense incurred in connection with our commercial health insurers and self-insured employee benefit plans ($90 million).

9) RELATIONSHIP WITH UNIVERSAL HEALTH REALTY INCOME TRUST AND OTHER RELATED PARTY TRANSACTIONS

Relationship with Universal Health Realty Income Trust:

At December 31, 2016, we held approximately 5.8% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In December, 2016, the advisory agreement was renewed by the Trust for 2017 pursuant to the same terms in place during each of the last three years.  During 2016, 2015 and 2014, the advisory fee was computed at 0.70% of the Trust’s average invested real estate assets. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $3.3 million during 2016, $2.8 million during 2015 and $2.5 million during 2014.

Our pre-tax share of income from the Trust was $1.0 million during 2016, $1.4 million during 2015 and $3.2 million during 2014, and is included in net revenues in the accompanying consolidated statements of income for each year. Included in our share of the Trust’s income was approximately $500,000 in 2015, and $2.3 million in 2014, related to our share of gains on various transactions recorded by the Trust.

The carrying value of our investment in the Trust was $7.7 million and $8.7 million at December 31, 2016 and 2015, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $51.7 million at December 31, 2016 and $39.4 million at December 31, 2015, based on the closing price of the Trust’s stock on the respective dates.

Total rent expense under the operating leases on the three hospital facilities with the Trust during 2016 and 2015 was $15.9 million and $15.6 million, respectively.  Total rent expense under the operating leases on the four hospital facilities with the Trust during 2014 (as discussed below) was $16.8 million. In addition, certain of our subsidiaries are tenants in several medical office buildings and two free-standing emergency departments (“FEDs”) owned by the Trust or by limited liability companies in which the Trust holds 95% to 100% of the ownership interest.

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

During the first quarter of 2015, wholly-owned subsidiaries of ours sold to and leased back from the Trust, two newly constructed FEDs located in Texas which were completed and opened during the first quarter of 2015. In conjunction with these transactions, ten-year lease agreements with six, five-year renewal options have been executed with the Trust. We have the option to purchase the properties upon the expiration of the fixed terms and each five-year renewal terms at the fair market value of the property. The aggregate construction cost/sales proceeds of these facilities was approximately $13 million, and the aggregate rent expense paid to the Trust at the commencement of the leases was approximately $900,000 annually.

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

The table below details the renewal options and terms for each of our three hospital facilities leased from the Trust:

Hospital Name	Type of Facility	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	Acute Care	$5,485,000	December, 2021	10	(a)
Wellington Regional Medical Center	Acute Care	$3,030,000	December, 2021	10	(b)
Southwest Healthcare System, Inland Valley Campus	Acute Care	$2,648,000	December, 2021	10	(b)

(a)	We have two 5-year renewal options at existing lease rates (through 2031).
(b)	We have two 5-year renewal options at fair market value lease rates (2022 through 2031).

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

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of our chief executive officer (“CEO”) and his wife. As a result of these agreements, as amended in October, 2016, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $28 million in premiums, and certain trusts owned by our CEO, would pay approximately $9 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than approximately $37 million representing the $28 million of aggregate premiums paid by us as well as the $9 million of aggregate premiums paid by the trusts. In connection with these policies, we paid approximately $1.3 million in premium payments during each of 2016 and 2015.

In August, 2015, Marc D. Miller, our President and member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance.  During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO. Also in connection with this GPO agreement, we received shares of restricted stock of Premier which vest ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO.  We have elected to retain a portion of the previously vested shares of Premier, the market value of which is included in other assets on our consolidated balance sheet.  Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier on which the restrictions have lapsed was $23 million as of December 31, 2016 and $13 million as of December 31, 2015. See Note 1 to the Consolidated Financial Statements-Business and Summary of Significant Accounting Policies, W) GPO Agreement/Minority Ownership Interest for additional disclosure related to this agreement.

A member of our Board of Directors and member of the Executive Committee is Of Counsel to the law firm used by us as our principal outside counsel. This Board member is also the trustee of certain trusts for the benefit of our CEO and his family. This law firm also provides personal legal services to our CEO.

10) PENSION PLAN

We maintain contributory and non-contributory retirement plans for eligible employees. Our contributions to the contributory plan amounted to $45.7 million, $40.7 million and $35.7 million in 2016, 2015 and 2014, respectively. The non-contributory plan is a defined benefit pension plan which covers employees of one of our subsidiaries. The benefits are based on years of service and the employee’s highest compensation for any five years of employment. Our funding policy is to contribute annually at least the minimum amount that should be funded in accordance with the provisions of ERISA.

The following table shows the reconciliation of the defined benefit pension plan as of December 31, 2016 and 2015:

	2016	2015
	(000s)
Change in plan assets:
Fair value of plan assets at beginning of year	$106,839	$116,697
Actual return (loss) on plan assets	8,858	(3,223)
Benefits paid	(5,651)	(6,086)
Administrative expenses	(369)	(549)
Fair value of plan assets at end of year	$109,677	$106,839
Change in benefit obligation:
Benefit obligation at beginning of year	$118,180	$127,342
Service cost	926	1,051
Interest cost	4,997	4,912
Benefits paid	(5,651)	(6,086)
Actuarial (gain) loss	(7,503)	(9,039)
Benefit obligation at end of year	$110,949	$118,180
Amounts recognized in the Consolidated Balance Sheet:
Other non-current liabilities	1,272	11,341
Total amounts recognized at end of year	$1,272	$11,341

	2016	2015	2014
	(000s)
Components of net periodic cost (benefit)
Service cost	$926	$1,051	$966
Interest cost	4,997	4,912	4,985
Expected return on plan assets	(5,708)	(6,254)	(7,772)
Recognized actuarial loss	3,072	3,164	1,107
Net periodic cost	$3,287	$2,873	$(714)

	2016	2015
Measurement Dates
Benefit obligations	12/31/2016	12/31/2015
Fair value of plan assets	12/31/2016	12/31/2015

	2016	2015
Weighted average assumptions as of December 31
Discount rate	4.14%	4.34%
Rate of compensation increase	4.00%	4.00%

	2016	2015	2014
Weighted-average assumptions for net periodic benefit cost calculations
Discount rate	4.34%	3.95%	4.95%
Expected long-term rate of return on plan assets	5.50%	5.50%	7.50%
Rate of compensation increase	4.00%	4.00%	4.00%

The accumulated benefit obligation was $110.6 million and $117.7 million as of December 31, 2016 and 2015, respectively. As of December 31, 2016, the accumulated benefit obligation exceeded the fair value of plan assets by $0.9 million. As of December 31, 2015, the accumulated benefit obligation exceeded the fair value of plan assets by $10.9 million.

We estimate that there will be a $0.9 million net loss amortized from accumulated other comprehensive income during 2017.

In May, 2015, the FASB issued ASU No. 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent)," which is effective for annual reporting periods beginning after December 15, 2015.  The standard removes the requirement to categorize investments for which fair value is measured using the net asset value (NAV) per share practical expedient within the fair value hierarchy.  We have adopted this standard effective January 1, 2016, and applied the guidance retrospectively.  This standard impacts financial statement disclosure only.  In previous reporting periods, we disclosed the full fair value hierarchy and disclosed our pension assets as level 2 within the hierarchy.  Going forward, we will disclose our pension assets by asset category reported using NAV as a practical expedient for comparative years.

The market values of our pension plan assets at December 31, 2016 and December 31, 2015 by asset category are as follows:

	2016	2015
Equities:
U.S. Large Cap	$8,547	$8,520
U.S. Mid Cap	2,651	2,613
U.S. Small Cap	2,669	2,649
International Developed	6,534	6,406
Emerging Markets	4,360	4,114
Fixed income:
Core Fixed Income	23,719	23,782
Long Duration Fixed Income	58,312	55,931
Real Estate:
REIT Fund	2,216	2,212
Cash/Currency:		0
Cash Equivalents	669	612
Total market value	$109,677	$106,839

To develop the expected long-term rate of return on plan assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

The following table shows expected benefit payments for the years ended December 31, 2017 through 2026 for our defined pension plan. There will be benefit payments under this plan beyond 2026.

Estimated Future Benefit Payments (000s)
2017	$6,180
2018	6,421
2019	6,596
2020	6,716
2021	6,799
2022-2026	34,353
Total	$67,065

	2016	2015
Plan Assets
Asset Category
Equity securities	23%	23%
Fixed income securities	75%	75%
Other	2%	2%
Total	100%	100%

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

	As of 12/31/2016	Permitted Range
Total Equity	23%	10-30%
Total Fixed Income	75%	70-90%
Other	2%	0-10%

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

11) SEGMENT REPORTING

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including, but not limited to, information technology, purchasing, reimbursement, accounting and finance, taxation, legal, advertising and design and construction. The chief operating decision making group for our acute care services and behavioral health care services is comprised of our Chief Executive Officer, the President and the Presidents of each operating segment. The Presidents for each operating segment also manage the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in this Annual Report on Form 10-K for the year ended December 31, 2016. The corporate overhead allocations, as reflected below, are utilized for internal reporting purposes and are comprised of each period’s projected corporate-level operating expenses (excluding interest expense). The overhead expenses are captured and allocated directly to each segment, to the extent possible, based upon each segment’s respective percentage of total operating expenses.

2016	Acute Care Hospital Services	Behavioral Health Services (a.)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$19,042,627	$8,017,585	$—	$27,060,212
Gross outpatient revenues	$11,374,098	$902,102	$—	$12,276,200
Total net revenues	$5,112,950	$4,645,007	$8,253	$9,766,210
Income (loss) before allocation of corporate overhead and income taxes	$550,050	$1,030,734	$(424,426)	$1,156,358
Allocation of corporate overhead	$(170,767)	$(154,843)	$325,610	$0
Income (loss) after allocation of corporate overhead and before income taxes	$379,283	$875,891	$(98,816)	$1,156,358
Total assets	$3,723,075	$6,440,195	$154,532	$10,317,802

2015	Acute Care Hospital Services	Behavioral Health Services (a.)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$16,847,944	$7,456,397	$—	$24,304,341
Gross outpatient revenues	$9,604,952	$839,884	$15,794	$10,460,630
Total net revenues	$4,632,564	$4,400,335	$10,552	$9,043,451
Income (loss) before allocation of corporate overhead and income taxes	$519,630	$1,021,823	$(395,552)	$1,145,901
Allocation of corporate overhead	$(197,699)	$(117,203)	$314,902	$0
Income (loss) after allocation of corporate overhead and before income taxes	$321,931	$904,620	$(80,650)	$1,145,901
Total assets	$3,413,879	$5,867,088	$334,477	$9,615,444

2014	Acute Care Hospital Services	Behavioral Health Services (a.)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$14,943,102	$6,689,753	—	$21,632,855
Gross outpatient revenues	$8,147,031	$784,309	$34,238	$8,965,578
Total net revenues	$4,178,103	$4,012,216	$14,769	$8,205,088
Income (loss) before allocation of corporate overhead and income taxes	$465,328	$944,068	$(479,729)	$929,667
Allocation of corporate overhead	$(178,781)	$(98,811)	$277,592	$0
Income (loss) after allocation of corporate overhead and before income taxes	$286,547	$845,257	$(202,137)	$929,667
Total assets	$3,362,870	$5,286,960	$301,442	$8,951,272

(a.)	Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $241 million in 2016, $203 million in 2015 and $45 million in 2014.

12) QUARTERLY RESULTS (unaudited)

The following tables summarize the quarterly financial data for the two years ended December 31, 2016 and 2015:

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Net revenues	$2,449,798	$2,430,855	$2,409,872	$2,475,685	$9,766,210
Net income	$215,719	$195,449	$157,265	$178,738	$747,171
Less: Net income attributable to noncontrolling interests	$24,960	$9,872	$5,400	$4,530	$44,762
Net income attributable to UHS	$190,759	$185,577	$151,865	$174,208	$702,409
Earnings per share attributable to UHS-Basic:
Total basic earnings per share	$1.95	$1.91	$1.56	$1.80	$7.22
Earnings per share attributable to UHS-Diluted:
Total diluted earnings per share	$1.93	$1.89	$1.54	$1.78	$7.14

The 2016 quarterly financial data presented above includes the following:

First Quarter:

•	an unfavorable $8.3 million pre-tax impact ($5.2 million, or $.05 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications;

Second Quarter:

•	an unfavorable $8.7 million pre-tax impact ($5.5 million, or $.05 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications.

Third Quarter:

•	an unfavorable $8.5 million pre-tax impact ($5.3 million, or $.06 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications;

Fourth Quarter:

•	an unfavorable $2.8 million pre-tax impact ($1.8 million, or $.02 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications;

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Net revenues	$2,225,353	$2,275,204	$2,227,655	$2,315,239	$9,043,451
Net income	$194,323	$201,404	$163,654	$191,317	$750,698
Less: Net income attributable to noncontrolling interests	$20,024	$19,211	$13,367	$17,568	$70,170
Net income attributable to UHS	$174,299	$182,193	$150,287	$173,749	$680,528
Earnings per share attributable to UHS-Basic:
Total basic earnings per share	$1.76	$1.84	$1.52	$1.76	$6.89
Earnings per share attributable to UHS-Diluted:
Total diluted earnings per share	$1.73	$1.80	$1.48	$1.74	$6.76

The 2015 quarterly financial data presented above includes the following:

First Quarter:

•	an unfavorable $8.3 million pre-tax impact ($5.3 million, or $.05 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications;

Second Quarter:

•	an unfavorable $6.9 million pre-tax impact ($4.4 million, or $.05 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications.

Third Quarter:

•	an unfavorable $8.0 million pre-tax impact ($5.0 million, or $.05 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications;

Fourth Quarter:

•	a favorable $4.9 million pre-tax impact ($3.1 million, or $.03 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at	Charges to		Write-off of	Balance
	beginning	costs and	Acquisitions	uncollectible	at end
Allowance for Doubtful Accounts Receivable:	of period	expenses	of business	accounts	of period
Year ended December 31, 2016	$398,797	$741,578	$-	$(730,001)	$410,374
Year ended December 31, 2015	$324,648	$741,273	$-	$(667,124)	$398,797
Year ended December 31, 2014	$395,035	$698,983	$506	$(769,876)	$324,648

	Balance at	Charges to			Balance
	beginning	costs and	Acquisitions		at end
Valuation Allowance for Deferred Tax Assets:	of period	expenses	of business	Write-offs	of period
Year ended December 31, 2016	$52,567	$3,766	$-	$-	$56,333
Year ended December 31, 2015	$52,764	$(197)	$-	$-	$52,567
Year ended December 31, 2014	$46,841	$5,923	$-	$-	$52,764