Form 10-Q
period 2017-03-31
UNIVERSAL HEALTH SERVICES INC
filed 2017-05-08
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of April 30, 2017:

Class A	6,595,308
Class B	89,408,616
Class C	663,940
Class D	22,060

UNIVERSAL HEALTH SERVICES, INC.

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2017. This Report modifies and supersedes documents filed prior to this Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Report.

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

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2017	2016
Net revenues before provision for doubtful accounts	$2,825,472	$2,619,593
Less: Provision for doubtful accounts	212,614	169,795
Net revenues	2,612,858	2,449,798
Operating charges:
Salaries, wages and benefits	1,237,964	1,148,139
Other operating expenses	607,360	561,584
Supplies expense	277,614	255,250
Depreciation and amortization	110,798	104,049
Lease and rental expense	25,189	24,452
	2,258,925	2,093,474
Income from operations	353,933	356,324
Interest expense, net	35,507	29,600
Income before income taxes	318,426	326,724
Provision for income taxes	107,899	111,005
Net income	210,527	215,719
Less: Net income attributable to noncontrolling interests	4,472	24,960
Net income attributable to UHS	$206,055	$190,759

Basic earnings per share attributable to UHS	$2.13	$1.95
Diluted earnings per share attributable to UHS	$2.12	$1.93

Weighted average number of common shares - basic	96,585	97,607
Add: Other share equivalents	787	1,288
Weighted average number of common shares and equivalents - diluted	97,372	98,895

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended March 31,
	2017	2016
Net income	$210,527	$215,719
Other comprehensive income (loss):
Unrealized derivative gains (losses) on cash flow hedges	3,066	(14,299)
Amortization of terminated hedge	0	(84)
Unrealized gain on marketable security	1,094	0
Foreign currency translation adjustment	7,236	5,986
Other comprehensive income (loss) before tax	11,396	(8,397)
Income tax expense (benefit) related to items of other comprehensive income (loss)	1,551	(5,360)
Total other comprehensive income (loss), net of tax	9,845	(3,037)
Comprehensive income	220,372	212,682
Less: Comprehensive income attributable to noncontrolling interests	4,472	24,960
Comprehensive income attributable to UHS	$215,900	$187,722

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$62,974	$33,747
Accounts receivable, net	1,447,802	1,439,553
Supplies	126,481	125,365
Other current assets	94,817	82,706
Total current assets	1,732,074	1,681,371

Property and equipment	7,470,405	7,314,437
Less: accumulated depreciation	(3,073,869)	(2,983,481)
	4,396,536	4,330,956
Other assets:
Goodwill	3,787,515	3,784,106
Deferred charges	12,562	13,520
Deferred income taxes	1,255	1,234
Other	518,317	506,615
Total Assets	$10,448,259	$10,317,802

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$126,064	$105,895
Accounts payable and accrued liabilities	1,282,540	1,209,329
Federal and state taxes	108,823	2,149
Total current liabilities	1,517,427	1,317,373

Other noncurrent liabilities	272,680	275,167
Long-term debt	3,772,515	4,030,230
Deferred income taxes	75,468	88,119

Redeemable noncontrolling interests	8,848	9,319

Equity:
UHS common stockholders’ equity	4,735,962	4,533,220
Noncontrolling interest	65,359	64,374
Total equity	4,801,321	4,597,594
Total Liabilities and Stockholders’ Equity	$10,448,259	$10,317,802

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Three months ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$210,527	$215,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	110,798	104,049
Stock-based compensation expense	15,348	13,204
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(5,362)	(79,962)
Accrued interest	(6,123)	688
Accrued and deferred income taxes	102,269	91,131
Other working capital accounts	66,877	98,972
Other assets and deferred charges	(7,755)	(5,803)
Other	(229)	20,911
Excess income tax benefits related to stock-based compensation	0	11,002
Accrued insurance expense, net of commercial premiums paid	22,007	22,616
Payments made in settlement of self-insurance claims	(25,349)	(17,298)
Net cash provided by operating activities	483,008	475,229

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(144,338)	(127,214)
Acquisition of property and businesses	(17,832)	(19,543)
Increase in capital reserves of commercial insurance subsidiary	(3,000)	0
Costs incurred for purchase and implementation of information technology application	(9,456)	0
Net cash used in investing activities	(174,626)	(146,757)

Cash Flows from Financing Activities:
Reduction of long-term debt	(260,633)	(166,671)
Additional borrowings	21,600	14,400
Financing costs	0	(44)
Repurchase of common shares	(29,167)	(171,042)
Dividends paid	(9,662)	(9,757)
Issuance of common stock	2,540	2,331
Profit distributions to noncontrolling interests	(4,118)	(3,407)
Net cash used in financing activities	(279,440)	(334,190)

Effect of exchange rate changes on cash and cash equivalents	285	(920)

Increase (decrease) in cash and cash equivalents	29,227	(6,638)
Cash and cash equivalents, beginning of period	33,747	61,228
Cash and cash equivalents, end of period	$62,974	$54,590

Supplemental Disclosures of Cash Flow Information:
Interest paid	$39,404	$27,133
Income taxes paid, net of refunds	$5,253	$9,093
Noncash purchases of property and equipment	$56,427	$47,374

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended March 31, 2017. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

The condensed consolidated financial statements include the accounts of our majority-owned subsidiaries and partnerships and limited liability companies controlled by us, or our subsidiaries, as managing general partner or managing member. The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments (consisting only of normal recurring adjustments) which, in our opinion, are necessary to fairly state results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, significant accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At March 31, 2017, we held approximately 5.8% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.  We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $900,000 and $800,000 during the three-month periods ended March 31, 2017 and 2016, respectively.

Our pre-tax share of income from the Trust was approximately $1.8 million and $250,000 during the three-month periods ended March 31, 2017 and 2016, respectively.  Included in our share of the Trust’s income for the three months ended March 31, 2017, is our share of a gain realized by the Trust in connection with the divestiture of property that was completed during the first quarter of 2017.  The carrying value of this investment was approximately $9.0 million and $7.7 million at March 31, 2017 and December 31, 2016, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $50.8 million at March 31, 2017 and $51.7 million at December 31, 2016, based on the closing price of the Trust’s stock on the respective dates.

Total rent expense under the operating leases on the three hospital facilities reflected in the table below was approximately $4 million during each of the three months ended March 31, 2017 and 2016. In addition, certain of our subsidiaries are tenants in several medical office buildings and two FEDs owned by the Trust or by limited liability companies in which the Trust holds 95% to 100% of the ownership interest.

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

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of our chief executive officer (“CEO”) and his wife. As a result of these agreements, as amended in October, 2016, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $28 million in premiums, and certain trusts owned by our CEO, would pay approximately $9 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than approximately $37 million representing the $28 million of aggregate premiums paid by us as well as the $9 million of aggregate premiums paid by the trusts. In connection with these policies, we will pay/we paid approximately $1.2 million $1.3 million in premium payments during each of 2017 and 2016, respectively.

In August, 2015, Marc D. Miller, our President and member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance.  During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO. Also in connection with this GPO agreement, we received shares of restricted stock of Premier which vest ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO.  We have elected to retain a portion of the previously vested shares of Premier, the market value of which is included in other assets on our consolidated balance sheet.  Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier on which the restrictions have lapsed was $24 million as of March 31, 2017 and $23 million as of December 31, 2016.

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

As of March 31, 2017, outside owners held noncontrolling, minority ownership interests of: (i) 20% in an acute care facility located in Washington, D.C.; (ii) approximately 11% in an acute care facility located in Texas; (iii) 20% and 30% in two behavioral health care facilities located in Pennsylvania and Ohio, respectively, and; (iv) approximately 5% in an acute care facility located in Nevada. The noncontrolling interest and redeemable noncontrolling interest balances of $65 million and $9 million, respectively, as of March 31, 2017, consist primarily of the third-party ownership interests in these hospitals..

In connection with the two behavioral health care facilities located in Pennsylvania and Ohio, the minority ownership interests of which are reflected as redeemable noncontrolling interests on our Condensed Consolidated Balance Sheet, the outside owners have “put options” to put their entire ownership interest to us at any time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value.

In May, 2016, we purchased the minority ownership interests held by a third-party in our six acute care hospitals located in Las Vegas, Nevada for an aggregate cash payment of $445 million which included both the purchase price ($418 million) and the return of reserve capital ($27 million). The ownership interests purchased ranged from 26.1% to 27.5%.

(4) Long-term debt, Cash Flow Hedges and Foreign Currency Forward Exchange Contracts

Debt:

On June 7, 2016, we entered into a  Fifth Amendment (the “Fifth Amendment”) to our credit agreement dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012, May 16, 2013 and August 7, 2014, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders (“Credit Agreement”). The Fifth Amendment increased the size of the term loan A facility by $200 million and those proceeds were utilized to repay outstanding borrowings under the revolving credit facility of the Credit Agreement. The Credit Agreement, as amended, which is scheduled to mature in August, 2019, consists of: (i) an $800 million revolving credit facility ($217 million of borrowings outstanding as of March 31, 2017), and; (ii) a term loan A facility with $1.842 billion of borrowings outstanding as of March 31, 2017.

Borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit and term loan-A borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit and term loan-A borrowings. As of March 31, 2017, the applicable margins were 0.50% for ABR-based loans and 1.50% for LIBOR-based loans under the revolving credit and term loan-A facilities.

As of March 31, 2017, we had $217 million of borrowings outstanding pursuant to the terms of our $800 million revolving credit facility and we had $515 million of available borrowing capacity net of $33 million of outstanding letters of credit and $35 million of outstanding borrowings pursuant to a short-term, on demand-credit facility. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, certain real estate assets and assets held in joint-ventures with third-parties) and our material subsidiaries and guaranteed by our material subsidiaries.

Pursuant to the terms of the Credit Agreement, term loan-A quarterly installment payments of approximately $22 million are scheduled from the fourth quarter of 2016 through June, 2019.  Previously, approximately $11 million of quarterly installment payments were made from the fourth quarter of 2014 through the third quarter of 2016.

Pursuant to the terms of our $400 million accounts receivable securitization program with a group of conduit lenders and liquidity banks (“Securitization”), which is scheduled to mature in December, 2018, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At March 31, 2017, we had $400 million of outstanding borrowings and no additional borrowing capacity pursuant to the terms of the Securitization.

As of March 31, 2017, we had combined aggregate principal of $1.4 billion from the following senior secured notes:

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

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of March 31, 2017.

At March 31, 2017, the carrying value and fair value of our debt were each approximately $3.9 billion.  At December 31, 2016, the carrying value and fair value of our debt were each approximately $4.1 billion.  The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during 2016 and the first three months of 2017 and determined the hedges to be highly effective. We also determined that any portion of the hedges deemed to be ineffective was de minimis and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. We do not anticipate nonperformance by our counterparties. We do not hold or issue derivative financial instruments for trading purposes.

Seven previously outstanding interest rate swaps on a total notional amount of $825 million matured in May, 2015. During 2015, we entered into nine forward starting interest rate swaps whereby we pay a fixed rate on a total notional amount of $1.0 billion and receive one-month LIBOR. The average fixed rate payable on these swaps, which are scheduled to mature on April 15, 2019, is 1.31%. These interest rates swaps consist of:

•

Four forward starting interest rate swaps, entered into during the second quarter of 2015, whereby we pay a fixed rate on a total notional amount of $500 million and receive one-month LIBOR. Each of the four swaps became effective on July 15, 2015 and are scheduled to mature on April 15, 2019. The average fixed rate payable on these swaps is 1.40%;

•

Four forward starting interest rate swaps, entered into during the third quarter of 2015, whereby we pay a fixed rate on a total notional amount of $400 million and receive one-month LIBOR. One swap on a notional amount of $100 million became effective on July 15, 2015, two swaps on a total notional amount of $200 million became effective on September 15, 2015 and another swap on a notional amount of $100 million became effective on December 15, 2015. All of these swaps are scheduled to mature on April 15, 2019. The average fixed rate payable on these four swaps is 1.23%, and;

•

One interest rate swap, entered into during the fourth quarter of 2015, whereby we pay a fixed rate on a total notional amount of $100 million and receive one-month LIBOR. The swap became effective on December 15, 2015 and is scheduled to mature on April 15, 2019.  The fixed rate payable on this swap is 1.21%.

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from our counterparties.  We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At March 31, 2017, the fair value of our interest rate swaps was a net asset of $3 million comprised of a $4 million asset which is included in other assets offset by a $1 million liability which is included in other current liabilities on the accompanying balance sheet.  At December 31, 2016, the fair value of our interest rate swaps was de minimis on a net basis comprised of a $4 million asset which is included in other assets offset by a $4 million liability which is included in other current liabilities on the accompanying consolidated balance sheet.

Foreign Currency Forward Exchange Contracts:

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. The cash flows from these contracts are reported as operating activities in the consolidated statements of cash flows. In connection with these forward exchange contracts, we recorded net cash outflows of $8 million during the three-month period ended March 31, 2017 and net cash inflows of $21 million during the three-month period ended March 31, 2016.

(5) Commitments and Contingencies

Professional and General Liability, Workers’ Compensation Liability

Effective January, 2017, the vast majority of our subsidiaries are self-insured for professional and general liability exposure up to $5 million and $3 million per occurrence, respectively, subject to certain aggregate limitations.  Prior to January, 2017, the vast majority of our subsidiaries were self-insured for professional and general liability exposure up to $10 million and $3 million per occurrence, respectively. These subsidiaries are provided with several excess policies through commercial insurance carriers which provide for coverage in excess of the applicable per occurrence self-insured retention or underlying policy limits up to $250 million per occurrence and in the aggregate for claims incurred after 2013 and up to $200 million per occurrence and in the aggregate for claims incurred from 2011 through 2013. We remain liable for 10% of the claims paid pursuant to the commercially insured excess coverage, up to $50 million in the aggregate. In addition, from time to time based upon marketplace conditions, we may elect to purchase additional commercial coverage for certain of our facilities or businesses.  Our behavioral health care facilities located in the U.K. have policies through a commercial insurance carrier located in the U.K. that provides for £10 million of professional liability coverage and £25 million of general liability coverage. The facilities located in the U.K. acquired in late December, 2016 in connection with our acquisition of the Cambian Group, PLC’s adult services division have been included in the above-mentioned U.K. insurance program.

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

As of March 31, 2017, the total accrual for our professional and general liability claims was $206 million, of which $48 million is included in current liabilities.  As of December 31, 2016, the total accrual for our professional and general liability claims was $207 million, of which $48 million is included in current liabilities.

As of March 31, 2017, the total accrual for our workers’ compensation liability claims was $65 million, of which $33 million is included in current liabilities. As of December 31, 2016, the total accrual for our workers’ compensation liability claims was $67 million, of which $33 million is included in current liabilities.

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

Property Insurance:

We have commercial property insurance policies for our properties covering catastrophic losses, including windstorm damage, up to a $1 billion policy limit per occurrence, subject to a deductible ranging from $50,000 to $250,000 per occurrence. Losses resulting from named windstorms are subject to deductibles between 3% and 5% of the total insurable value of the property. In addition, we have commercial property insurance policies covering catastrophic losses resulting from earthquake and flood damage, each subject to aggregated loss limits (as opposed to per occurrence losses). Commercially insured earthquake coverage for our facilities is subject to various deductibles and limitations including: (i) $500 million limitation for our facilities located in Nevada; (ii) $130 million limitation for our facilities located in California; (iii) $100 million limitation for our facilities located in fault zones within the United States; (iv) $40 million limitation for our facility located in Puerto Rico, and; (v) $250 million limitation for many of our facilities located in other states. Deductibles for flood losses vary in amount, up to a maximum of $500,000, based upon location of the facility. Since certain of our facilities have been designated by our insurer as flood prone, we have elected to purchase policies from The National Flood Insurance Program to cover a substantial portion of the applicable deductible. Property insurance for our behavioral health facilities located in the U.K. are provided on an all risk basis up to a £1.29 billion limit that includes coverage for real and personal property as well as business interruption losses.

Other

Our accounts receivable as of March 31, 2017 and December 31, 2016 include amounts due from Illinois of approximately $45 million and $38 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $25 million as of each of March 31, 2017 and December 31, 2016, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. Although the accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due to us from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

As of March 31, 2017 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $122 million consisting of: (i) $114 million related to our self-insurance programs, and; (ii) $8 million of other debt and public utility guarantees.

Legal Proceedings

We operate in a highly regulated and litigious industry which subjects us to various claims and lawsuits in the ordinary course of business as well as regulatory proceedings and government investigations. These claims or suits include claims for damages for personal injuries, medical malpractice, commercial/contractual disputes, wrongful restriction of, or interference with, physicians’ staff privileges, and employment related claims. In addition, health care companies are subject to investigations and/or actions by various state and federal governmental agencies or those bringing claims on their behalf. Government action has increased with respect to investigations and/or allegations against healthcare providers concerning possible violations of fraud and abuse and false claims statutes as well as compliance with clinical and operational regulations. Currently, and from time to time, we and some of our facilities are subjected to inquiries in the form of subpoenas, Civil Investigative Demands, audits and other document requests from various federal and state agencies. These inquiries can lead to notices and/or actions including repayment obligations from state and federal government agencies associated with potential non-compliance with laws and regulations. Further, the federal False Claim Act allows private individuals to bring lawsuits (qui tam actions) against healthcare providers that submit claims for payments to the government. Various states have also adopted similar statutes. When such a claim is filed, the government will investigate the matter and decide if they are going to intervene in the pending case. These qui tam lawsuits are placed under seal by the court to comply with the False Claims Act’s requirements. If the government chooses not to intervene, the private individual(s) can proceed independently on behalf of the government. Health care providers that are found to violate the False Claims Act may be subject to substantial monetary fines/penalties as well as face potential exclusion from participating in government health care programs or be required to comply with Corporate Integrity Agreements as a condition of a settlement of a False Claim Act matter. In September 2014, the Criminal Division of the Department of Justice (“DOJ”) announced that all qui tam cases will be shared with their Division to determine if a parallel criminal investigation should be opened. The DOJ has also announced an intention to pursue civil and criminal actions against individuals within a company as well as the corporate entity or entities. In addition, health care facilities are subject to monitoring by state and federal surveyors to ensure compliance with program Conditions of Participation. In the event a facility is found to be out of compliance with a Condition of Participation and unable to remedy the alleged deficiency(s), the facility faces termination from the Medicare and Medicaid programs or compliance with a System Improvement Agreement to remedy deficiencies and ensure compliance.

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

Certain legal matters are described below:

Government Investigations:

UHS Behavioral Health

In February, 2013, the Office of Inspector General for the United States Department of Health and Human Services (“OIG”) served a subpoena requesting various documents from January, 2008 to the date of the subpoena directed at Universal Health Services, Inc. (“UHS”) concerning it and UHS of Delaware, Inc., and certain UHS owned behavioral health facilities including: Keys of Carolina, Old Vineyard Behavioral Health, The Meadows Psychiatric Center, Streamwood Behavioral Health, Hartgrove Hospital, Rock River Academy and Residential Treatment Center, Roxbury Treatment Center, Harbor Point Behavioral Health Center, f/k/a The Pines Residential Treatment Center, including the Crawford, Brighton and Kempsville campuses, Wekiva Springs Center and River Point Behavioral Health.   Prior to receipt of this subpoena, some of these facilities had received independent subpoenas from state or federal agencies. Subsequent to the February 2013 subpoenas, some of the facilities above have received additional, specific subpoenas or other document and information requests.  In addition to the OIG, the DOJ and various U.S. Attorneys’ and state Attorneys’ General Offices are also involved in this matter. Since February 2013, additional facilities have also received subpoenas and/or document and information requests or we have been notified are included in the omnibus investigation.  Those facilities include: National Deaf Academy, Arbour-HRI Hospital, Behavioral Hospital of Bellaire, St. Simons By the Sea, Turning Point Care Center, Salt Lake Behavioral Health, Central Florida Behavioral Hospital, University Behavioral Center, Arbour Hospital, Arbour-Fuller Hospital, Pembroke Hospital, Westwood Lodge, Coastal Harbor Health System and Shadow Mountain Behavioral Health.

In October, 2013, we were advised that the DOJ’s Criminal Frauds Section had opened an investigation of River Point Behavioral Health and Wekiva Springs Center. Since that time, we have been notified that the Criminal Frauds section has opened investigations of National Deaf Academy, Hartgrove Hospital and UHS as a corporate entity. In April 2017, the DOJ’s Criminal Division issued a subpoena requesting documentation from Shadow Mountain Behavioral Health.

In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the suspension remains in effect. We cannot predict if and/or when the facility’s suspended payments will resume. Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during the three-month period ended March 31, 2017 or the year ended December 31, 2016, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

The DOJ has advised us that the civil aspect of the coordinated investigation referenced above is a False Claims Act investigation focused on billings submitted to government payers in relation to services provided at those facilities. At present, we are uncertain as to potential liability and/or financial exposure of the Company and/or individual facilities, if any, in connection with these matters.

Litigation:

U.S. ex rel Escobar v. Universal Health Services, Inc. et. al.

This is a False Claims Act case filed against Universal Health Services, Inc., UHS of Delaware, Inc. and HRI Clinics, Inc. d/b/a Arbour Counseling Services in U.S. District Court for the District of Massachusetts.  This qui tam action primarily alleges that Arbour Counseling Services failed to appropriately supervise certain clinical providers in contravention of  regulatory requirements and the submission of claims to Medicaid were subsequently improper.  Relators make other claims of improper billing to Medicaid associated with alleged failures of Arbour Counseling to comply with state regulations.  The U.S. Attorney’s Office and the Massachusetts Attorney General’s Office initially declined to intervene.  UHS filed a motion to dismiss and the trial court originally granted the motion dismissing the case.  The First Circuit Court of Appeals (“First Circuit”) reversed the trial court’s dismissal of the case.  The United States Supreme Court subsequently vacated the First Circuit’s opinion and remanded the case for further consideration under the new legal standards established by the Supreme Court for False Claims Act cases.  During the 4th quarter of 2016, the First Circuit issued a revised opinion upholding their reversal of the trial court’s dismissal.  The case was then remanded to the trial court for further proceedings.  In January 2017, the U.S. Attorney’s Office and Massachusetts Attorney General’s Office advised of the potential for intervention in the case.  The Massachusetts Attorney General’s Office subsequently filed its motion to intervene which was granted and, in April 2017, filed their Complaint in Intervention. We are defending this case vigorously.  At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

Heed v. Universal Health Services, Inc., et al. (Shareholder Class Action)

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

Heed v. Alan Miller, et. al. (Shareholder Derivative Action)

In March 2017, a shareholder derivative suit was filed in the Court of Common Pleas of Philadelphia County.  A notice of removal to the United States District Court for the Eastern District of Pennsylvania has been filed. Plaintiff has filed a motion to remand. The suit alleges breaches of fiduciary duties and other allegedly wrongful conduct by the members of the board of directors and certain officers of Universal Health Services, Inc. relating to practices at our behavioral health facilities. UHS has been named as a nominal defendant in the case.  The defendants deny liability and intend to defend the case vigorously.  At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

Disproportionate Share Hospital Payment Matter:

In late September, 2015, many hospitals in Pennsylvania, including seven of our behavioral health care hospitals located in the state, received letters from the Pennsylvania Department of Human Services (the “Department”) demanding repayment of allegedly excess Medicaid Disproportionate Share Hospital payments (“DSH”) for the federal fiscal year 2011 (“FFY2011”) amounting to approximately $4 million in the aggregate.  In September, 2016, we received similar requests for repayment for alleged DSH overpayments for FFY2012. We filed administrative appeals for all of our facilities contesting the recoupment efforts for FFYs 2011 and 2012 as we believe the Department’s calculation methodology is inaccurate and conflicts with applicable federal and state laws and regulations. The Department has agreed to postpone the recoupment of the state’s share of the DSH payments until all hospital appeals are resolved but started recoupment of the federal share. If the Department is ultimately successful in its demand related to FFY2011 and FFY2012, it could take similar action with regards to FFY2013 and FFY2014. Due to a change in the Pennsylvania Medicaid State Plan and implementation of a CMS-approved Medicaid Section 1115 Waiver, we do not believe the methodology applied by the Department to FFY2011 and FFY2012 is applicable to reimbursements received for Medicaid services provided after January 1, 2015 by our behavioral health care facilities located in Pennsylvania. We can provide no assurance that we will ultimately be successful in our legal and administrative appeals related to the Department’s repayment demands.  If our legal and administrative appeals are unsuccessful, our future consolidated results of operations and financial condition could be adversely impacted by these repayments.

Matters Relating to Psychiatric Solutions, Inc. (“PSI”):

The following matters pertain to PSI or former PSI facilities (owned by subsidiaries of PSI) which were in existence prior to the acquisition of PSI and for which we have assumed the defense as a result of our acquisition which was completed in November, 2010:

Department of Justice Investigation of Riveredge Hospital

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

Department of Justice Investigation of Friends Hospital

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

Other Matters:

Various other suits, claims and investigations, including government subpoenas, arising against, or issued to, us are pending and additional such matters may arise in the future. Management will consider additional disclosure from time to time to the extent it believes such matters may be or become material. The outcome of any current or future litigation or governmental or internal investigations, including the matters described above, cannot be accurately predicted, nor can we predict any resulting penalties, fines or other sanctions that may be imposed at the discretion of federal or state regulatory authorities. We record accruals for such contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding the matters described above or that are otherwise pending because the inherently unpredictable nature of legal proceedings may be exacerbated by various factors, including, but not limited to: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the matter  is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; (vi) there are a large number of parties, or; (vii) there is a wide range of potential outcomes. It is possible that the outcome of these matters could have a material adverse impact on our future results of operations, financial position, cash flows and, potentially, our reputation.

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

	Three months ended March 31, 2017
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$5,597,850	$2,183,002	$0	$7,780,852
Gross outpatient revenues	$3,294,177	$246,460	$0	$3,540,637
Total net revenues	$1,389,547	$1,218,122	$5,189	$2,612,858
Income/(loss) before allocation of corporate overhead and income taxes	$187,804	$251,931	$(121,309)	$318,426
Allocation of corporate overhead	$(45,676)	$(39,661)	$85,337	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$142,128	$212,270	$(35,972)	$318,426
Total assets as of March 31, 2017	$3,757,311	$6,517,608	$173,340	$10,448,259

	Three months ended March 31, 2016
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$4,965,537	$1,959,570	$0	$6,925,107
Gross outpatient revenues	$2,767,329	$221,643	$0	$2,988,972
Total net revenues	$1,287,147	$1,161,046	$1,605	$2,449,798
Income/(loss) before allocation of corporate overhead and income taxes	$185,918	$265,577	$(124,771)	$326,724
Allocation of corporate overhead	$(42,649)	$(38,716)	$81,365	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$143,269	$226,861	$(43,406)	$326,724
Total assets as of March 31, 2016	$3,498,240	$5,929,802	$136,967	$9,565,009

(a)

Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $101 million and $61 million for the three-month periods ended March 31, 2017 and 2016, respectively, and total U.K. behavioral health care facilities assets of approximately $992 million and $515 million as of March 31, 2017 and 2016, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for classes A, B, C and D common stockholders for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2017	2016
Basic and Diluted:
Net income attributable to UHS	$206,055	$190,759
Less: Net income attributable to unvested restricted share grants	(94)	(89)
Net income attributable to UHS – basic and diluted	$205,961	$190,670

Weighted average number of common shares - basic	96,585	97,607
Net effect of dilutive stock options and grants based on the treasury stock method	787	1,288
Weighted average number of common shares and equivalents - diluted	97,372	98,895
Earnings per basic share attributable to UHS:	$2.13	$1.95
Earnings per diluted share attributable to UHS:	$2.12	$1.93

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled approximately 6.0 million for the three month periods ended March 31, 2017 and 2016. All classes of our common stock have the same dividend rights.

Stock-Based Compensation:

During the three-month periods ended March 31, 2017 and 2016, compensation cost of $14.9 million and $12.7 million, respectively, was recognized related to outstanding stock options. In addition, during the three-month periods ended March 31, 2017 and 2016, compensation cost of approximately $150,000 (net of cancellations) and $318,000, respectively, was recognized related to restricted stock.  As of March 31, 2017 there was $137.7 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 3.2 years. There were 3,012,725 stock options granted (net of cancellations) during the first three months of 2017 with a weighted-average grant date fair value of $27.08 per share.

The expense associated with share-based compensation arrangements is a non-cash charge. In the Condensed Consolidated Statements of Cash Flows, share-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $15.3 million and $13.2 million during the three-month periods ended March 31, 2017 and 2016, respectively.

(8) Dispositions and acquisitions and purchase of third-party ownership interests

Three-month period ended March 31, 2017:

Acquisitions:

During the first quarter of 2017, we paid approximately $18 million to acquire various property assets.

Three-month period ended March 31, 2016:

Acquisitions:

During the first quarter of 2016, we paid approximately $20 million to acquire various businesses and property.

In May, 2016, we paid $445 million in connection with the purchase of the minority ownership interests held by a third-party in our six acute care hospitals located in the Las Vegas, Nevada market which includes both the purchase price ($418 million) and return of reserve capital ($27 million). The ownership interests purchased, which range from 26.1% to 27.5%, relate to Centennial Hills

Hospital Medical Center, Desert Springs Hospital, Henderson Hospital, Spring Valley Hospital Medical Center, Summerlin Hospital Medical Center and Valley Hospital Medical Center.

(9) Dividends

We declared and paid dividends of $9.7 million, or $.10 per share, during the first quarter of 2017 and $9.8 million or $.10 per share during the first quarter of 2016.

(10) Income Taxes

As of January 1, 2017, our unrecognized tax benefits were approximately $1 million. The amount, if recognized, that would affect the effective tax rate is approximately $1 million. During the quarter ended March 31, 2017, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of March 31, 2017, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for 2013 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months.  It is reasonably possible that the amount of uncertain tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

Our provision for income taxes for the first quarter of 2017 included a tax benefit of approximately $7 million related to the adoption of ASU 2016-09, which changes how companies account for certain aspects of share-based payments to employees. Under ASU 2016-09, we no longer record excess tax benefits (when the deductible amount related to the settlement of employee equity awards for tax purposes exceeds the cumulative compensation cost recognized for financial reporting purposes) in equity. Instead, we recognize these tax benefits (and deficiencies, if applicable) as a component of our tax provision. This reporting change is applied prospectively and prior period amounts are not restated (the excess tax benefit for the first quarter of 2016, related to the settlement of employee equity awards, was $11 million and was recorded in equity). ASU 2016-09 requires companies to present excess tax benefits as an operating activity on the Condensed Consolidated Statement of Cash Flows rather than as a financing activity, as previously required. We have elected to apply the change to the Condensed Consolidated Statement of Cash Flows on a modified retrospective basis resulting in a reclassification of the 2016 excess income tax benefits related to stock-based compensation from financing activities to operating activities.

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

In March, 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which amends the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as income tax expense or benefit in the income statement in the reporting period in which they occur.  In addition, the ASU requires that all tax-related cash flows resulting from share-based payments, including the excess tax benefits related to the settlement of stock-based awards, be classified as cash flows from operating activities in the statement of cash flows.  The ASU also requires that cash paid by directly withholding shares for tax withholding purposes be classified as a financing activity in the statement of cash flows.  In addition, the ASU also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest, consistent with current U.S. GAAP, or account for forfeitures when they occur.  We have adopted this new standard, which is effective for annual reporting periods beginning after December 15, 2016, as of January 1, 2017. Since the impact of ASU 2016-09 on our future Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows is dependent upon the timing of stock option exercises, and the market price of our stock at the time of exercise, we are unable to estimate the impact this adoption will have on our future financial statements.

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

In January, 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment” (“ASU 2017-04”), which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  ASU 2017-04 is effective for the annual and interim periods beginning January 1, 2020 with early adoption permitted, and applied prospectively.  We do not expect ASU 2017-04 to have a material impact on our financial statements.

In January, 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business” to clarify the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  The future impact of ASU 2017-01 will be dependent upon the nature of future acquisitions or dispositions made by us, if any.

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

As of March 31, 2017, we owned and/or operated 318 inpatient facilities and 33 outpatient and other facilities including the following located in 37 states, Washington, D.C., the United Kingdom, Puerto Rico and the U.S. Virgin Islands:

Acute care facilities located in the U.S.:

•	26 inpatient acute care hospitals;
•	4 free-standing emergency departments, and;
•	4 outpatient surgery/cancer care centers & 1 surgical hospital.

Behavioral health care facilities (292 inpatient facilities and 24 outpatient facilities):

Located in the U.S.:

•	188 inpatient behavioral health care facilities, and;
•	20 outpatient behavioral health care facilities.

Located in the U.K.:

•	100 inpatient behavioral health care facilities, and;
•	2 outpatient behavioral health care facilities.

Located in Puerto Rico and the U.S. Virgin Islands:

•	4 inpatient behavioral health care facilities, and;
•	2 outpatient behavioral health care facility.

In late December, 2016, we completed the acquisition of Cambian Group, PLC’s adult services’ division (the “Cambian Adult Services”) for a total purchase price of approximately $473 million. The Cambian Adult Services division consists of 79 inpatient and 2 outpatient behavioral health facilities located in the U.K.  The Competition and Markets Authority (“CMA”) in the U.K. reviewed our acquisition of the Cambian Adult Services.  In April, 2017, the CMA notified us that they have identified potential competition concerns in certain markets and announced its decision to refer our acquisition of Cambian Group, PLC’s Adult Services division for a Phase 2 investigation unless we offer acceptable undertakings to address their concerns. On April 28, 2017, we provided notification to the CMA requesting a Phase 2 investigation which we expect could take up to approximately six months to complete. The CMA commenced the Phase 2 process on May 3, 2017. Until the CMA grants approval of our acquisition of the Cambian Adult Services division, we are not permitted to integrate the facilities/business into our existing businesses located in the U.K. Further, we can provide no assurance that the CMA will not require us to divest certain parts of the Cambian Adults Services division or certain parts of our existing business located in the U.K.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 53% during each of the three-month periods ended March 31, 2017 and 2016. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 47% of our consolidated net revenues during each of the three-month periods ended March 31, 2017 and 2016.

Our behavioral health care facilities located in the U.K. generated net revenues amounting to approximately $101 million and $61 million for the three-month periods ended March 31, 2017 and 2016, respectively, and had total assets of approximately $992 million and $515 million as of March 31, 2017 and 2016, respectively.

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

Forward-Looking Statements and Risk Factors

You should carefully review the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. This Quarterly Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements. In evaluating those statements, you should specifically consider various factors, including the risks related to healthcare industry trends and those detailed in our filings with the SEC including those set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2016 in Item 1A Risk Factors and in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements and Risk Factors. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

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

•

in March, 2010, the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act (the “ACA”) were enacted into law and created significant changes to health insurance coverage for U.S. citizens as well as material revisions to the federal Medicare and state Medicaid programs. The two combined primary goals of these acts are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses. Medicare, Medicaid and other health care industry changes are scheduled to be implemented at various times during this decade.  Initiatives to repeal the ACA, in whole or in part, to delay elements of implementation or funding, and to offer amendments or supplements to modify its provisions, have been persistent and may increase as a result of the 2016 election.  The ultimate outcomes of legislative attempts to repeal or amend the ACA and legal challenges to the ACA are unknown.  Results of recent Congressional elections and the change of Presidential administrations beginning in 2017 could create a political environment in which substantial portions of the ACA are repealed or revised;

•

in May, 2017, the U.S. House of Representatives voted to adopt legislation to replace portions of the ACA. The legislation featured provisions that would, in material part (i) eliminate the individual and large employer mandates to obtain or provide health insurance coverage, respectively; (ii) permit insurers to impose a surcharge up to 30 percent on individuals who go uninsured for more than two months and then purchase coverage; (iii) provide tax credits towards the purchase of health insurance, with a phase-out of tax credits according to income level; (iv) expand health savings accounts; (v) impose a per capita cap on federal funding of state Medicaid programs, or, if elected by a state, transition federal funding to a block grant; and (vi) permit states to seek a waiver of certain federal requirements that would allow such states to define essential health benefits differently from federal standards and that would allow certain commercial health plans to take health status, including pre-existing conditions, into account in setting premiums. The legislation will proceed to the U.S. Senate and, if the provisions of the proposed legislation are ultimately implemented along with other proposed amendments to the ACA, there can be no assurance that any such legislation will not have a negative financial impact on our hospitals, which material effects may include a potential decrease in the market for health care services or a decrease in our hospitals’ ability to receive reimbursement for health care services provided;

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
•

as discussed below in Sources of Revenue, we receive revenues from various state and county based programs, including Medicaid in all the states in which we operate (we receive Medicaid revenues in excess of $100 million annually from each of Texas, Washington, D.C., California, Nevada, Illinois, Pennsylvania, and Massachusetts); CMS-approved Medicaid supplemental programs in certain states including Texas, Mississippi, Illinois, Oklahoma, Nevada, Arkansas, California and Indiana, and; state Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations;

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We consider our critical accounting policies to be those that require us to make significant judgments and estimates when we prepare our consolidated financial statements. For a summary of our significant accounting policies, please see Note 1 to the Consolidated Financial Statements as included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 30% and 31% of our net patient revenues during each of the three-month periods ended March 31, 2017 and 2016, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs, accounted for 55% of our net patient revenues during each of the three-month periods ended March 31, 2017 and 2016, respectively.

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

See Note 5 to the Consolidated Financial Statements-Commitments and Contingencies, for additional disclosure related to our professional and general liability, workers’ compensation liability and property insurance.

The total accrual for our professional and general liability claims and workers’ compensation claims was $271 million as of March 31, 2017, of which $81 million is included in current liabilities. The total accrual for our professional and general liability claims and workers’ compensation claims was $274 million as of December 31, 2016, of which $81 million is included in current liabilities.

Recent Accounting Standards: For a summary of accounting standards, please see Note 11 to the Consolidated Financial Statements, as included herein.

Results of Operations

Three-month periods ended March 31, 2017 and 2016:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended March 31, 2017 and 2016 (dollar amounts in thousands):

	Three months ended March 31, 2017		Three months ended March 31, 2016
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$2,825,472		$2,619,593
Less: Provision for doubtful accounts	212,614		169,795
Net revenues	2,612,858	100.0%	2,449,798	100.0%
Operating charges:
Salaries, wages and benefits	1,237,964	47.4%	1,148,139	46.9%
Other operating expenses	607,360	23.2%	561,584	22.9%
Supplies expense	277,614	10.6%	255,250	10.4%
Depreciation and amortization	110,798	4.2%	104,049	4.2%
Lease and rental expense	25,189	1.0%	24,452	1.0%
Subtotal-operating expenses	2,258,925	86.5%	2,093,474	85.5%
Income from operations	353,933	13.5%	356,324	14.5%
Interest expense, net	35,507	1.4%	29,600	1.2%
Income before income taxes	318,426	12.2%	326,724	13.3%
Provision for income taxes	107,899	4.1%	111,005	4.5%
Net income	210,527	8.1%	215,719	8.8%
Less: Income attributable to noncontrolling interests	4,472	0.2%	24,960	1.0%
Net income attributable to UHS	$206,055	7.9%	$190,759	7.8%

Net revenues increased 7%, or $163 million, to $2.61 billion during the three-month period ended March 31, 2017 as compared to $2.45 billion during the first quarter of 2016. The net increase was primarily attributable to: (i) a $76 million or 3% increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods (which we refer to as “same facility”), and; (ii) $87 million of other combined revenue increases consisting primarily of the revenues generated at the facilities acquired in December, 2016 in connection with our acquisition of Cambian Adult Services, and the revenues generated at Henderson Hospital, a newly constructed acute care hospital that was completed and opened during the fourth quarter of 2016.

Income before income taxes (before deduction for income attributable to noncontrolling interests) decreased $8 million to $318 million during the three-month period ended March 31, 2017 as compared to $327 million during the comparable quarter of 2016. The net decrease in our income before income taxes during the first quarter of 2017, as compared to the comparable quarter of 2016, was due to:

•	an increase of $1 million at our acute care facilities as discussed below in Acute Care Hospital Services;
•	a decrease of $14 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, and;
•	$5 million of other combined net increases.

Net income attributable to UHS increased $15 million to $206 million during the three-month period ended March 31, 2017 as compared to $191 million during the comparable prior year quarter. The increase during the first quarter of 2017, as compared to the comparable prior year quarter, consisted of:

•	a decrease of $8 million in income before income taxes, as discussed above;
•

an increase of $20 million resulting from a decrease in the income attributable to noncontrolling interests due primarily to the May, 2016 purchase of the minority ownership interests held by a third-party in six acute care hospitals located in Las Vegas, Nevada, and;

•

an increase of $3 million resulting from a net decrease in the provision for income taxes resulting from: (i) an increase in the provision for income taxes resulting from the $12 million increase in pre-tax income ($8 million decrease in income before income taxes offset by the $20 million decrease in income attributable to noncontrolling interests), and; (ii) a $7 million reduction to the provision for income taxes resulting from our January 1, 2017 adoption of ASU 2016-09,

“Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, as discussed herein.

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

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussion below for the three-month periods ended March 31, 2017 and 2016 (dollar amounts in thousands):

	Three months ended		Three months ended
	March 31, 2017		March 31, 2016
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,506,316		$1,412,186
Less: Provision for doubtful accounts	173,398		139,755
Net revenues	1,332,918	100.0%	1,272,431	100.0%
Operating charges:
Salaries, wages and benefits	538,155	40.4%	511,960	40.2%
Other operating expenses	309,002	23.2%	285,090	22.4%
Supplies expense	222,969	16.7%	206,768	16.2%
Depreciation and amortization	59,989	4.5%	59,309	4.7%
Lease and rental expense	13,211	1.0%	13,042	1.0%
Subtotal-operating expenses	1,143,326	85.8%	1,076,169	84.6%
Income from operations	189,592	14.2%	196,262	15.4%
Interest expense, net	744	0.1%	821	0.1%
Income before income taxes	$188,848	14.2%	$195,441	15.4%

Three-month periods ended March 31, 2017 and 2016:

During the three-month period ended March 31, 2017, as compared to the comparable prior year quarter, net revenues from our acute care hospital services, on a same facility basis, increased $60 million or 4.8%. Income before income taxes (and before income attributable to noncontrolling interests) decreased $7 million or 3% to $189 million or 14.2% of net revenues during the first quarter of 2017 as compared to $195 million or 15.4% of net revenues during the comparable quarter of 2016.

During the three-month period ended March 31, 2017, net revenue per adjusted admission decreased 0.4% while net revenue per adjusted patient day increased 3.0%, as compared to the comparable quarter of 2016. During the three-month period ended March 31, 2017, as compared to the comparable prior year quarter, inpatient admissions to our acute care hospitals increased 4.3% and adjusted admissions (adjusted for outpatient activity) increased 5.1%. Patient days at these facilities increased 0.9% and adjusted patient days increased 1.7% during the three-month period ended March 31, 2017 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.5 days and 4.7 days during the three-month periods ended March 31, 2017 and 2016, respectively. The occupancy rate, based on the average available beds at these facilities, was 63% during each of the three-month periods ended March 31, 2017 and 2016, respectively.

All Acute Care Hospitals

The following table summarizes the results of operations for all our acute care operations during the three-month periods ended March 31, 2017 and 2016. These amounts include: (i) our acute care results on a same facility basis, as indicated above; (ii) the impact of the implementation of EHR applications at our acute care hospitals; (iii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iv) certain other amounts including the results of a 25-bed acute care hospital located in Pahrump, Nevada that was acquired in August, 2016 and the results of the newly constructed Henderson Hospital, a 130-bed acute care hospital located in Henderson, Nevada that was completed and opened during the fourth quarter of 2016.  Dollar amounts below are reflected in thousands.

	Three months ended March 31, 2017		Three months ended March 31, 2016
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,570,530		$1,426,902
Less: Provision for doubtful accounts	180,983		139,755
Net revenues	1,389,547	100.0%	1,287,147	100.0%
Operating charges:
Salaries, wages and benefits	554,960	39.9%	512,022	39.8%
Other operating expenses	332,299	23.9%	299,961	23.3%
Supplies expense	228,485	16.4%	206,768	16.1%
Depreciation and amortization	71,338	5.1%	68,615	5.3%
Lease and rental expense	13,916	1.0%	13,042	1.0%
Subtotal-operating expenses	1,200,998	86.4%	1,100,408	85.5%
Income from operations	188,549	13.6%	186,739	14.5%
Interest expense, net	745	0.1%	821	0.1%
Income before income taxes	$187,804	13.5%	$185,918	14.4%

Three-month periods ended March 31, 2017 and 2016:

During the three-month period ended March 31, 2017, as compared to the comparable prior year quarter, net revenues from our acute care hospital services increased $102 million or 8.0% to $1.39 billion as compared to $1.29 billion due to: (i) a $60 million, or 5%, increase same facility revenues, as discussed above, and; (ii) other combined net increase of $42 million due primarily to the net revenues generated at the two above-mentioned acute care hospitals located in Nevada that were acquired or opened during 2016, and an increase in provider tax assessments.

Income before income taxes increased $2 million to $188 million or 13.5% of net revenues during the first quarter of 2017 as compared to $186 million or 14.4% of net revenues during the first quarter of 2016.

Included in these results are the following:

•	the $7 million decrease in income before income taxes from our acute care hospital services, on a same facility basis, as discussed above, and;
•	a net other combined increase of $9 million consisting primarily of the income generated at the two above-mentioned acute care hospitals located in Nevada that were acquired or opened during 2016.

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts the reported amounts in future periods for the provision for doubtful accounts and other accounts such as Medicaid pending. Although the patient’s ultimate eligibility determination may result in amounts being reclassified among these accounts from period to period, these reclassifications did not have a material impact on our results of operations during the three-month periods ended March 31, 2017 or 2016 since our facilities make estimates at each financial reporting period to reserve for amounts that are deemed to be uncollectible.

We also provide discounts to uninsured patients (included in “uninsured discounts” amounts below) who do not qualify for Medicaid or charity care. Because we do not pursue collection of amounts classified as uninsured discounts, they are not reported in our net revenues or in our net accounts receivable. In implementing the discount policy, we first attempt to qualify uninsured patients for governmental programs, charity care or any other discount program. If an uninsured patient does not qualify for these programs, the uninsured discount is applied. Our accounts receivable are recorded net of allowance for doubtful accounts of $434 million and $410 million at March 31, 2017 and December 31, 2016, respectively.

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three-month periods ended March 31, 2017 and 2016:

Uncompensated care:

Amounts in millions	Three Months Ended
	March 31,		March 31,
	2017	%	2016	%
Charity care	$225	54%	$186	54%
Uninsured discounts	191	46%	159	46%
Total uncompensated care	$416	100%	$345	100%

As reflected on the tables above in All Acute Care Hospitals, the provision for doubtful accounts at our acute care hospitals amounted to approximately $181 million and $140 million during the three-month periods ended March 31, 2017 and 2016, respectively.

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

Estimated cost of providing uncompensated care

	Three Months Ended
	March 31,	March 31,
Amounts in millions	2017	2016
Estimated cost of providing charity care	$31	$26
Estimated cost of providing uninsured discounts related care	26	22
Estimated cost of providing uncompensated care	$57	$48

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

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the three-month periods ended March 31, 2017 and 2016 (dollar amounts in thousands):

Same Facility—Behavioral Health

	Three months ended March 31, 2017		Three months ended March 31, 2016
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,181,234		$1,164,925
Less: Provision for doubtful accounts	30,615		29,788
Net revenues	1,150,619	100.0%	1,135,137	100.0%
Operating charges:
Salaries, wages and benefits	583,564	50.7%	560,673	49.4%
Other operating expenses	224,995	19.6%	214,125	18.9%
Supplies expense	47,761	4.2%	48,099	4.2%
Depreciation and amortization	32,999	2.9%	32,743	2.9%
Lease and rental expense	10,577	0.9%	11,069	1.0%
Subtotal-operating expenses	899,896	78.2%	866,709	76.4%
Income from operations	250,723	21.8%	268,428	23.6%
Interest expense, net	723	0.1%	444	0.0%
Income before income taxes	$250,000	21.7%	$267,984	23.6%

Three-month periods ended March 31, 2017 and 2016:

On a same facility basis during the first quarter of 2017, as compared to the first quarter of 2016, net revenues generated from our behavioral health services increased 1.4% or $15 million to $1.15 billion from $1.14 billion. Income before income taxes decreased $18 million or 7% to $250 million or 21.7% of net revenues during the three-month period ended March 31, 2017, as compared to $268 million or 23.6% of net revenues during the comparable quarter of 2016.

During the three-month period ended March 31, 2017, net revenue per adjusted admission decreased 1.1% and net revenue per adjusted patient day increased 1.1%, as compared to the comparable quarter of 2016. On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities each increased 2.4% during the three-month period ended March 31, 2017 as compared to the comparable quarter of 2016. Patient days and adjusted patient days each increased 0.2% during the three-month period ended March 31, 2017 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 12.7 days and 12.9 days during the three-month periods ended March 31, 2017 and 2016, respectively. The occupancy rate, based on the average available beds at these facilities, was 77% during each of the three-month periods ended March 31, 2017 and 2016.

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

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care services during the three-month periods ended March 31, 2017 and 2016. These amounts include: (i) our behavioral health care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the results of facilities acquired or opened during the past twelve months including the behavioral health care facilities acquired in the U.K. in connection with our acquisition of Cambian Group, PLC’s adult services division which was acquired in late December, 2016.  Dollar amounts below are reflected in thousands.

	Three months ended March 31, 2017		Three months ended March 31, 2016
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,249,748		$1,191,090
Less: Provision for doubtful accounts	31,626		30,044
Net revenues	1,218,122	100.0%	1,161,046	100.0%
Operating charges:
Salaries, wages and benefits	613,849	50.4%	564,872	48.7%
Other operating expenses	254,478	20.9%	237,023	20.4%
Supplies expense	49,036	4.0%	48,336	4.2%
Depreciation and amortization	36,945	3.0%	33,532	2.9%
Lease and rental expense	11,160	0.9%	11,262	1.0%
Subtotal-operating expenses	965,468	79.3%	895,025	77.1%
Income from operations	252,654	20.7%	266,021	22.9%
Interest expense, net	723	0.1%	444	0.0%
Income before income taxes	$251,931	20.7%	$265,577	22.9%

Three-month periods ended March 31, 2017 and 2016:

During the three-month period ended March 31, 2017, as compared to the comparable prior year quarter, net revenues generated from our behavioral health services increased $57 million or 4.9% due to: (i) the above-mentioned $15 million or 1.4% increase in net revenues on a same facility basis, and; (ii) $42 million of other combined net increases consisting primarily of the revenues generated at the facilities acquired in the U.K. in late December 2016 in connection with our acquisition of Cambian Group, PLC’s adult services division.

Income before income taxes decreased $14 million or 5% to $252 million or 20.7% of net revenues during the first quarter of 2017 as compared to $266 million or 22.9% during the first quarter of 2016. The decrease resulted from: (i) an $18 million decrease at our behavioral health care facilities on a same facility basis, as discussed above, and; (ii) other combined net increase of $4 million due primarily to the income before income taxes generated during the first quarter of 2017 at the facilities acquired in the Cambian Group, PLC’s adult services transaction.

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

Initiatives to repeal the ACA, in whole or in part, to delay elements of implementation or funding, and to offer amendments or supplements to modify its provisions, have been persistent and may increase as a result of the 2016 election.  The ultimate outcomes of legislative attempts to repeal or amend the ACA and legal challenges to the ACA are unknown.  Results of recent Congressional elections and the change of Presidential administrations beginning in 2017 could create a political environment in which substantial portions of the ACA are repealed or revised.  Specifically, President Donald Trump has called for full repeal of the ACA and its replacement with health savings accounts, cross-states sales of health insurance, and modifications to state-managed Medicaid programs.  Nevertheless, prospects for rapid enactment of radical change in the health care regulatory landscape are not clear, and President Donald Trump has already indicated that popular provisions of the ACA should be preserved.  It remains unclear what portions of the ACA may remain, or what any replacement or alternative programs may be created by any future legislation.  Any such future repeal or replacement may have significant impact on the reimbursement for healthcare services generally, and may create reimbursement for services competing with the services offered by our hospitals.  Accordingly, there can be no assurance that the adoption of any future federal or state healthcare reform legislation will not have a negative financial impact on our hospitals, including their ability to compete with alternative healthcare services funded by such potential legislation, or for our hospitals to receive payment for services.

The following table shows the approximate percentages of net patient revenue for the three-month periods ended March 31, 2017 and 2016 presented on: (i) a combined basis for both our acute care and behavioral health facilities; (ii) for our acute care facilities only, and; (iii) for our behavioral health facilities only. Net patient revenue is defined as revenue from all sources after deducting contractual allowances and discounts from established billing rates, which we derived from various sources of payment for the periods indicated.

Acute Care and Behavioral Health Facilities Combined	Percentage of Net Patient Revenues
	Three Months Ended
	March 31,
	2017	2016
Third Party Payors:
Medicare	20%	20%
Medicaid	10%	11%
Managed Care (HMO and PPOs)	55%	55%
Other Sources	15%	14%
Total	100%	100%

Acute Care Facilities	Percentage of Net Patient Revenues
	Three Months Ended
	March 31,
	2017	2016
Third Party Payors:
Medicare	26%	26%
Medicaid	6%	6%
Managed Care (HMO and PPOs)	61%	62%
Other Sources	7%	6%
Total	100%	100%

Behavioral Health Facilities	Percentage of Net Patient Revenues
	Three Months Ended
	March 31,
	2017	2016
Third Party Payors:
Medicare	14%	14%
Medicaid	15%	17%
Managed Care (HMO and PPOs)	48%	48%
Other Sources	23%	21%
Total	100%	100%

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

In April, 2017, CMS published its IPPS 2018 proposed payment rule which provides for a 2.9% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform mandated adjustments are considered, without consideration for the decreases related to the required Medicare Disproportionate Share Hospital (“DSH”) payment changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments would approximate 2.4%. Including the estimated increase to our DSH payments (approximating 0.1%) and certain other adjustments, we estimate our overall increase from the proposed IPPS 2017 rule (covering the period of October 1, 2017 through September 30, 2018) will approximate 2.0%. This projected impact from the IPPS 2018 proposed rule includes a proposed increase of approximately 0.5% to partially restore cuts made as a result of the American Taxpayer Relief Act of 2012, as required by the 21st Century Cures Act but excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, and Bipartisan Budget Act of 2015, as discussed below.  CMS has also proposed to begin using uncompensated care data from the 2014 hospital cost report Worksheet S-10 as part of a three-year transition away from the current proxy methodology to allocate approximately $7 billion in the DSH Uncompensated Care Pool. This proposed rule change will result in wide variations among all hospitals nationwide in the distribution of these DSH funds compared to previous years. If this proposed change is finalized by CMS, the Company could incur a material decrease in its DSH payments in federal fiscal year 2019 and forward.

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

In July, 2015, CMS published its IPPS 2016 final payment rule which provided for a 2.4% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform mandated adjustments are considered, without consideration for the decreases related to the required Medicare DSH payment changes and decrease to the Medicare Outlier threshold, the overall increase in IPPS payments approximated 1.1%. Including the decreases to our Medicare DSH payments (approximating 1.6%) and certain other adjustments, our overall decrease from the final IPPS 2016 rule (covering the period of October 1, 2015 through September 30, 2016) was approximately -0.1%. The impact from the IPPS 2016 final rule includes both the impact of the American Taxpayer Relief Act of 2012 documentation and coding adjustment and the required changes to the DSH payments related to the traditional Medicare fee for service, however, it excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, and Bipartisan Budget Act of 2015, as discussed below.

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

On January 2, 2013 ATRA was enacted which, among other things, includes a requirement for CMS to recoup $11 billion from hospitals from Medicare IPPS rates during federal fiscal years 2014 to 2017. The recoupment relates to IPPS documentation and coding adjustments for the period 2008 to 2013 for which adjustments were not previously applied by CMS. Both the 2014 and 2015 IPPS final rules include a -0.8% recoupment adjustment. CMS has included the same 0.8% recoupment adjustment in fiscal year 2016 and has included a 1.5% recoupment adjustment in federal fiscal year 2017 in order to recover the entire $11 billion. This adjustment is reflected in the IPPS estimated impact amounts noted above. On April 16, 2015, the Medicare Access and CHIP Reauthorization Act of 2015 was enacted and an anticipated 3.2% payment increase in 2018 is scheduled to be phased in at approximately 0.5% per year over 6 years beginning in fiscal year 2018.

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

We receive revenues from various state and county based programs, including Medicaid in all the states in which we operate (we receive Medicaid revenues in excess of $100 million annually from each of Texas, Washington, D.C., California, Nevada, Illinois, Pennsylvania, and Massachusetts); CMS-approved Medicaid supplemental programs in certain states including Texas, Mississippi, Illinois, Oklahoma, Nevada, Arkansas, California and Indiana, and; state Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations;

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

Summary of Amounts Related To The Above-Mentioned Various State Medicaid Supplemental Payment Programs:

The following table summarizes the revenues, Provider Taxes and net benefit related to each of the above-mentioned Medicaid supplemental programs for the three-month periods ended March 31, 2017 and 2016. The Provider Taxes are recorded in other operating expenses on the Condensed Consolidated Statements of Income as included herein.

	(amounts in millions)
	Three Months Ended
	March 31,	March 31,
	2017	2016
Texas UC/UPL:
Revenues	$16	$16
Provider Taxes	(3)	(1)
Net benefit	$13	$15

Texas DSRIP:
Revenues	$0	$0
Provider Taxes	0	0
Net benefit	$0	$0

Various other state programs:
Revenues	$54	$58
Provider Taxes	(32)	(35)
Net benefit	$22	$23

Total all Provider Tax programs:
Revenues	$70	$74
Provider Taxes	(35)	(36)
Net benefit	$35	$38

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

In connection with these DSH programs, included in our financial results was an aggregate of approximately $10 million and $7 million during the three-month periods ended March 31, 2017 and 2016, respectively.  We expect reimbursements to our hospitals, pursuant to the 2017 fiscal year programs for Texas and South Carolina, to be at amounts similar to each state’s 2016 fiscal year amounts.

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

In connection with this program, included in our financial results was approximately $5 million and $4 million during the three-month periods ended March 31, 2017 and 2016, respectively.  Assuming the program is approved for the state’s 2018 fiscal year, we estimate that our reimbursements pursuant to this program will approximate $20 million during the year ended December 31, 2017.

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

In connection with the implementation of EHR applications at our acute care hospitals, our consolidated results of operations include net pre-tax charges of $8 million during each of the three-month periods ended March 31, 2017 and 2016. These net pre-tax charges consisted of depreciation and amortization expense related to the costs incurred for the purchase and development of the application, net of the portion of the net expense that was attributable to noncontrolling interests.

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

Implemented Medicare Reductions and Reforms:

•

The Reconciliation Act reduced the market basket update for inpatient and outpatient hospitals and inpatient behavioral health facilities by 0.25% in each of 2010 and 2011, by 0.10% in each of 2012 and 2013, 0.30% in 2014, 0.20% in each of 2015 and 2016 and 0.75% in 2017.

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

The ACA also required HHS to implement a value-based purchasing program for inpatient hospital services which became effective on October 1, 2012. The ACA requires HHS to reduce inpatient hospital payments for all discharges by a percentage beginning at 1% in FFY 2013 and increasing by 0.25% each fiscal year up to 2% in FFY 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions. In its fiscal year 2016 IPPS final rule, CMS funded the value-based purchasing program by reducing base operating DRG payment amounts to participating hospitals by 1.75%.  For FFY 2017, this reduction was increased to its maximum of 2%.

Readmission Reduction Program:

In the ACA, Congress also mandated implementation of the hospital readmission reduction program (“HRRP”). The HRRP currently assesses penalties on hospitals having excess readmission rates for heart failure, myocardial infarction, pneumonia, acute exacerbation of chronic obstructive pulmonary disease (COPD) and elective total hip arthroplasty (THA) and total knee arthroplasty (TKA), excluding planned readmissions, when compared to expected rates.  In the fiscal year 2015 IPPS final rule, CMS added readmissions for coronary artery bypass graft (CABG) surgical procedures beginning in fiscal year 2017. The impact of HRRP has not had a material adverse effect on our results of operations.

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

Other Operating Results

Interest Expense:

As reflected on the schedule below, interest expense was $36 million and $30 million during the three-month periods ended March 31, 2017 and 2016, respectively (amounts in thousands):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Revolving credit & demand notes (a.)	$2,504	$1,595
$400 million, 7.125% Senior Notes due 2016 (b.)	-	7,124
$300 million, 3.75% Senior Notes due 2019	2,813	2,812
$700 million, 4.75% Senior Notes due 2022, net (c.)	8,069	3,563
$400 million, 5.00% Senior Notes due 2026 (d.)	5,000	-
Term loan facility A (a.)	10,633	8,347
Accounts receivable securitization program (e.)	1,620	1,203
Subtotal-revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	30,639	24,644
Interest rate swap expense, net	1,318	2,269
Amortization of financing fees	2,226	1,780
Other combined interest expense	1,480	1,298
Capitalized interest on major projects	(143)	(361)
Interest income	(13)	(30)
Interest expense, net	$35,507	$29,600

(a.)

In June, 2016, we entered into a fifth amendment to our credit agreement dated November 15, 2010, as amended, to increase the size of the Term Loan A facility by $200 million.  Interest rates were not impacted by this amendment.  The credit agreement, as amended, which is scheduled to expire in August, 2019, consists of: (i) an $800 million revolving credit facility ($217 million of outstanding borrowings as of March 31, 2017, and; (ii) a Term Loan A facility with $1.842 billion outstanding as of March 31, 2017.

(b.)	The $400 million, 7.125% Senior Notes matured and were repaid in June, 2016 utilizing a portion of the funds generated from the debt issuances discussed in (a.), (c.) and (d.).
(c.)

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

(d.)	In June, 2016, we completed the offering of $400 million aggregate principal amount of 5.00% Senior Notes due in 2026.
(e.)

In December, 2015, we amended our accounts receivable securitization program, which was scheduled to expire in October, 2016, to extend the term through December 21, 2018 and increase the borrowing limit to $400 million from $360 million.

Interest expense increased $6 million during the three-month period ended March 31, 2017 as compared to the comparable period of 2016.  The increase was due primarily to a $6 million increase in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facility and accounts receivable securitization program due to an increase in the aggregate average outstanding borrowings ($4.05 billion during the three months ended March 31, 2017 as compared to $3.36 billion in the comparable 2016 period), as well as an increase in our aggregate average cost of borrowings pursuant to these facilities (3.0% during the three months ended March 31, 2017 as compared to 2.9% in the comparable period of 2016).

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three-month periods ended March 31, 2017 and 2016 (dollar amounts in thousands):

	Three months ended
	March 31,	March 31,
	2017	2016
Provision for income taxes	$107,899	$111,005
Income before income taxes	318,426	326,724
Effective tax rate	33.9%	34.0%

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

The effective tax rates, as calculated by dividing the provision for income taxes by the difference in income before income taxes, minus net income attributable to noncontrolling interests, were as follows for the three-month periods ended March 31, 2017 and 2016 (dollar amounts in thousands):

	Three months ended
	March 31,	March 31,
	2017	2016
Provision for income taxes	$107,899	$111,005

Income before income taxes	318,426	326,724
Less: Net income attributable to noncontrolling interests	(4,472)	(24,960)
Income before income taxes and after net income
attributable to noncontrolling interests	313,954	301,764
Effective tax rate	34.4%	36.8%

The decrease in the effective tax rate during the first quarter of 2017, as compared to the first quarter of 2016, was due primarily to: (i)  a $7 million reduction in the provision for income taxes during the first quarter of 2017 resulting from our January 1, 2017 adoption of ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, as discussed herein, and; (ii) lower effective income tax rates applicable to the income generated during the first quarter of 2017 at the behavioral health care facilities located in the U.K. that were acquired in late December, 2016 in connection with our acquisition of Cambian Group, PLC’s adult services division.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $483 million during the three-month period ended March 31, 2017 and $475 million during the comparable period of 2016. The net increase of $8 million was primarily attributable to the following:

•	a favorable change of $4 million due to an increase in net income plus/minus depreciation and amortization expense and stock-based compensation;
•	a $74 million favorable change in accounts receivable;
•	a $32 million unfavorable change in other working capital accounts due primarily to favorable changes in accrued compensation and accounts payable resulting from the timing of disbursements;
•	a $29 million unfavorable change in cash flows from forward exchange contracts related to our investment in foreign operations, and;
•	$9 million of other combined net unfavorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the three-month periods. The result is divided into the accounts receivable balance at March 31st of each year to obtain the DSO. Our DSO were 50 days at March 31, 2017 and 51 days at March 31, 2016.

Our accounts receivable as of March 31, 2017 and December 31, 2016 include amounts due from Illinois of approximately $45 million and $38 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $25 million as of each of March 31, 2017 and December 31, 2016, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. Although the accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due to us from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

Net cash used in investing activities

The $175 million of net cash used in investing activities during the first three months of 2017 consisted of:

•	$144 million spent on capital expenditures;

•	$18 million spent to acquire a business and property;

•	$9 million spent on the purchase and implementation of an information technology application, and;

•	$3 million spent to increase the statutorily required capital reserves of our commercial insurance subsidiary.

The $147 million of net cash used in investing activities during the first three months of 2016 consisted of:

•	$127 million spent on capital expenditures, and;

•	$20 million spent related to the acquisition of businesses and property;

Net cash used in financing activities

During the first three months of 2017, we used $279 million of net cash in financing activities as follows:

•

spent $261 million on net repayments of debt as follows: (i) $238 million related to our revolving credit facility; (ii) $22 million related to our term loan A facility, and; (v) $1 million related to other debt facilities;

•	generated $22 million of proceeds related to new borrowings pursuant to our on demand credit facility ($20 million) and accounts receivable securitization program ($1 million);
•

spent $29 million to repurchase shares of our Class B Common Stock in connection with: (i) income tax withholding obligations related to stock-based compensation programs ($10 million), and; (ii) open market purchases pursuant to our $800 million stock repurchase program ($19 million);

•	spent $4 million to pay profit distributions related to noncontrolling interests in majority owned businesses;
•	spent $10 million to pay quarterly cash dividends of $.10 per share, and;
•	generated $3 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

During the first three months of 2016, we used $334 million of net cash in financing activities as follows:

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

2017 Expected Capital Expenditures:

During the remaining nine months of 2017, we expect to spend approximately $330 million to $355 million on capital expenditures which includes expenditures for capital equipment, renovations and new projects at existing hospitals. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

On June  7, 2016, we entered into a  Fifth Amendment (the “Fifth Amendment”) to our credit agreement dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012, May 16, 2013 and August 7, 2014, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders (“Credit Agreement”). The Fifth Amendment increased the size of the term loan A facility by $200 million and those proceeds were utilized to repay outstanding borrowings under the revolving credit facility of the Credit Agreement. The Credit Agreement, as amended, which is scheduled to mature in August, 2019, consists of: (i) an $800 million revolving credit facility ($217 million of borrowings outstanding as of March 31, 2017), and; (ii) a term loan A facility with $1.842 billion of borrowings outstanding as of March 31, 2017.

Borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit and term loan-A borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit and term loan-A borrowings. As of March 31, 2017, the applicable margins were 0.50% for ABR-based loans and 1.50% for LIBOR-based loans under the revolving credit and term loan-A facilities.

As of March 31, 2017, we had $217 million of borrowings outstanding pursuant to the terms of our $800 million revolving credit facility and we had $515 million of available borrowing capacity net of $33 million of outstanding letters of credit and $35 million of outstanding borrowings pursuant to a short-term, on-demand credit facility. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, certain real estate assets and assets held in joint-ventures with third-parties) and our material subsidiaries and guaranteed by our material subsidiaries.

Pursuant to the terms of the Credit Agreement, term loan-A installment payments of approximately $22 million per quarter commenced during the fourth quarter of 2016 and are scheduled through June, 2019.  Previously, approximately $11 million of quarterly installment payments were made from the fourth quarter of 2014 through the third quarter of 2016.

Pursuant to the terms of our $400 million accounts receivable securitization program with a group of conduit lenders and liquidity banks (“Securitization”), which is scheduled to mature in December, 2018, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At March 31, 2017, we had $400 million of outstanding borrowings and no additional borrowing capacity pursuant to the terms of the Securitization.

As of March 31, 2017, we had combined aggregate principal of $1.4 billion from the following senior secured notes:

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

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of March 31, 2017.

At March 31, 2017, the net carrying value and fair value of our debt were each approximately $3.9 billion. At December 31, 2016, the carrying value and fair value of our debt were each approximately $4.1 billion.  The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was 45% at March 31, 2017 and 48% at December 31, 2016.

We expect to finance all capital expenditures and acquisitions, pay dividends and potentially repurchase shares of our common stock utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing revolving credit facility or through refinancing the existing revolving credit agreement; (ii) the issuance of other long-term debt, and/or; (iii) the issuance of equity. We believe that our operating cash flows, cash and cash equivalents, available borrowing capacity under our $800 million revolving credit facility and $400 million accounts receivable securitization program, as well as access to the capital markets, provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months. However, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2017, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2016.

As of March 31, 2017 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $122 million consisting of: (i) $114 million related to our self-insurance programs, and; (ii) $8 million of other debt and public utility guarantees.

We have various obligations under operating leases or master leases for real property and under operating leases for equipment. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income. We sublease space in these buildings and any amounts received from these subleases are offset against the expense. In addition, we lease three hospital facilities from Universal Health Realty Trust (the “Trust”) with terms expiring in 2021. These leases contain up to two 5-year renewal options. We also lease two free-standing emergency departments and space in certain medical office buildings which are owned by the Trust.  In addition, we lease the real property of certain other facilities from non-related parties.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended March 31, 2017. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.   Controls and Procedures

As of March 31, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

We operate in a highly regulated and litigious industry which subjects us to various claims and lawsuits in the ordinary course of business as well as regulatory proceedings and government investigations. These claims or suits include claims for damages for personal injuries, medical malpractice, commercial/contractual disputes, wrongful restriction of, or interference with, physicians’ staff privileges, and employment related claims. In addition, health care companies are subject to investigations and/or actions by various state and federal governmental agencies or those bringing claims on their behalf. Government action has increased with respect to investigations and/or allegations against healthcare providers concerning possible violations of fraud and abuse and false claims statutes as well as compliance with clinical and operational regulations. Currently, and from time to time, we and some of our facilities are subjected to inquiries in the form of subpoenas, Civil Investigative Demands, audits and other document requests from various federal and state agencies. These inquiries can lead to notices and/or actions including repayment obligations from state and federal government agencies associated with potential non-compliance with laws and regulations. Further, the federal False Claim Act allows private individuals to bring lawsuits (qui tam actions) against healthcare providers that submit claims for payments to the government. Various states have also adopted similar statutes. When such a claim is filed, the government will investigate the matter and decide if they are going to intervene in the pending case. These qui tam lawsuits are placed under seal by the court to comply with the False Claims Act’s requirements. If the government chooses not to intervene, the private individual(s) can proceed independently on behalf of the government. Health care providers that are found to violate the False Claims Act may be subject to substantial monetary fines/penalties as well as face potential exclusion from participating in government health care programs or be required to comply with Corporate Integrity Agreements as a condition of a settlement of a False Claim Act matter. In September 2014, the Criminal Division of the Department of Justice (“DOJ”) announced that all qui tam cases will be shared with their Division to determine if a parallel criminal investigation should be opened. The DOJ has also announced an intention to pursue civil and criminal actions against individuals within a company as well as the corporate entity or entities. In addition, health care facilities are subject to monitoring by state and federal surveyors to ensure compliance with program Conditions of Participation. In the event a facility is found to be out of compliance with a Condition of Participation and unable to remedy the alleged deficiency(s), the facility faces termination from the Medicare and Medicaid programs or compliance with a System Improvement Agreement to remedy deficiencies and ensure compliance.

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

Certain legal matters are described below:

Government Investigations:

UHS Behavioral Health

In February, 2013, the Office of Inspector General for the United States Department of Health and Human Services (“OIG”) served a subpoena requesting various documents from January, 2008 to the date of the subpoena directed at Universal Health Services, Inc. (“UHS”) concerning it and UHS of Delaware, Inc., and certain UHS owned behavioral health facilities including: Keys of Carolina, Old Vineyard Behavioral Health, The Meadows Psychiatric Center, Streamwood Behavioral Health, Hartgrove Hospital, Rock River Academy and Residential Treatment Center, Roxbury Treatment Center, Harbor Point Behavioral Health Center, f/k/a The Pines Residential Treatment Center, including the Crawford, Brighton and Kempsville campuses, Wekiva Springs Center and River Point Behavioral Health.   Prior to receipt of this subpoena, some of these facilities had received independent subpoenas from state or federal agencies. Subsequent to the February 2013 subpoenas, some of the facilities above have received additional, specific subpoenas or other document and information requests.  In addition to the OIG, the DOJ and various U.S. Attorneys’ and state Attorneys’ General Offices are also involved in this matter. Since February 2013, additional facilities have also received subpoenas and/or document and information requests or we have been notified are included in the omnibus investigation.  Those facilities include: National Deaf Academy, Arbour-HRI Hospital, Behavioral Hospital of Bellaire, St. Simons By the Sea, Turning Point Care Center, Salt Lake Behavioral Health, Central Florida Behavioral Hospital, University Behavioral Center, Arbour Hospital, Arbour-Fuller Hospital, Pembroke Hospital, Westwood Lodge, Coastal Harbor Health System and Shadow Mountain Behavioral Health.

In October, 2013, we were advised that the DOJ’s Criminal Frauds Section had opened an investigation of River Point Behavioral Health and Wekiva Springs Center. Since that time, we have been notified that the Criminal Frauds section has opened investigations of National Deaf Academy, Hartgrove Hospital and UHS as a corporate entity. In April 2017, the DOJ’s Criminal Division issued a subpoena requesting documentation from Shadow Mountain Behavioral Health.

In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the suspension remains in effect. We cannot predict if and/or when the facility’s suspended payments will resume. Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during the three-month period ended March 31, 2017 or the year ended December 31, 2016, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

The DOJ has advised us that the civil aspect of the coordinated investigation referenced above is a False Claims Act investigation focused on billings submitted to government payers in relation to services provided at those facilities. At present, we are uncertain as to potential liability and/or financial exposure of the Company and/or individual facilities, if any, in connection with these matters.

Litigation:

U.S. ex rel Escobar v. Universal Health Services, Inc. et. al.

This is a False Claims Act case filed against Universal Health Services, Inc., UHS of Delaware, Inc. and HRI Clinics, Inc. d/b/a Arbour Counseling Services in U.S. District Court for the District of Massachusetts.  This qui tam action primarily alleges that Arbour Counseling Services failed to appropriately supervise certain clinical providers in contravention of  regulatory requirements and the submission of claims to Medicaid were subsequently improper.  Relators make other claims of improper billing to Medicaid associated with alleged failures of Arbour Counseling to comply with state regulations.  The U.S. Attorney’s Office and the Massachusetts Attorney General’s Office initially declined to intervene.  UHS filed a motion to dismiss and the trial court originally granted the motion dismissing the case.  The First Circuit Court of Appeals (“First Circuit”) reversed the trial court’s dismissal of the case.  The United States Supreme Court subsequently vacated the First Circuit’s opinion and remanded the case for further consideration under the new legal standards established by the Supreme Court for False Claims Act cases.  During the 4th quarter of 2016, the First Circuit issued a revised opinion upholding their reversal of the trial court’s dismissal.  The case was then remanded to the trial court for further proceedings.  In January 2017, the U.S. Attorney’s Office and Massachusetts Attorney General’s Office advised of the potential for intervention in the case.  The Massachusetts Attorney General’s Office subsequently filed its motion to intervene which was granted and, in April 2017, filed their Complaint in Intervention. We are defending this case vigorously.  At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

Heed v. Universal Health Services, Inc., et al. (Shareholder Class Action)

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

Heed v. Alan Miller, et. al. (Shareholder Derivative Action)

In March 2017, a shareholder derivative suit was filed in the Court of Common Pleas of Philadelphia County.  A notice of removal to the United States District Court for the Eastern District of Pennsylvania has been filed. Plaintiff has filed a motion to remand. The suit alleges breaches of fiduciary duties and other allegedly wrongful conduct by the members of the board of directors and certain officers of Universal Health Services, Inc. relating to practices at our behavioral health facilities. UHS has been named as a nominal defendant in the case.  The defendants deny liability and intend to defend the case vigorously.  At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

Disproportionate Share Hospital Payment Matter:

In late September, 2015, many hospitals in Pennsylvania, including seven of our behavioral health care hospitals located in the state, received letters from the Pennsylvania Department of Human Services (the “Department”) demanding repayment of allegedly excess Medicaid Disproportionate Share Hospital payments (“DSH”) for the federal fiscal year 2011 (“FFY2011”) amounting to approximately $4 million in the aggregate.  In September, 2016, we received similar requests for repayment for alleged DSH overpayments for FFY2012. We filed administrative appeals for all of our facilities contesting the recoupment efforts for FFYs 2011 and 2012 as we believe the Department’s calculation methodology is inaccurate and conflicts with applicable federal and state laws and regulations. The Department has agreed to postpone the recoupment of the state’s share of the DSH payments until all hospital appeals are resolved but started recoupment of the federal share. If the Department is ultimately successful in its demand related to FFY2011 and FFY2012, it could take similar action with regards to FFY2013 and FFY2014. Due to a change in the Pennsylvania Medicaid State Plan and implementation of a CMS-approved Medicaid Section 1115 Waiver, we do not believe the methodology applied by the Department to FFY2011 and FFY2012 is applicable to reimbursements received for Medicaid services provided after January 1, 2015 by our behavioral health care facilities located in Pennsylvania. We can provide no assurance that we will ultimately be successful in our legal and administrative appeals related to the Department’s repayment demands.  If our legal and administrative appeals are unsuccessful, our future consolidated results of operations and financial condition could be adversely impacted by these repayments.

Matters Relating to Psychiatric Solutions, Inc. (“PSI”):

The following matters pertain to PSI or former PSI facilities (owned by subsidiaries of PSI) which were in existence prior to the acquisition of PSI and for which we have assumed the defense as a result of our acquisition which was completed in November, 2010:

Department of Justice Investigation of Riveredge Hospital

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

Department of Justice Investigation of Friends Hospital

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

Other Matters:

Various other suits, claims and investigations, including government subpoenas, arising against, or issued to, us are pending and additional such matters may arise in the future. Management will consider additional disclosure from time to time to the extent it believes such matters may be or become material. The outcome of any current or future litigation or governmental or internal investigations, including the matters described above, cannot be accurately predicted, nor can we predict any resulting penalties, fines or other sanctions that may be imposed at the discretion of federal or state regulatory authorities. We record accruals for such contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding the matters described above or that are otherwise pending because the inherently unpredictable nature of legal proceedings may be exacerbated by various factors, including, but not limited to: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the matter  is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; (vi) there are a large number of parties, or; (vii) there is a wide range of potential outcomes. It is possible that the outcome of these matters could have a material adverse impact on our future results of operations, financial position, cash flows and, potentially, our reputation.

Item 1A.   Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2016 includes a listing of risk factors to be considered by investors in our securities. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

There is no expiration date for our stock repurchase program. As reflected below, during the three-month period ended March 31, 2017,  103,948 shares ($11.2 million in the aggregate) were repurchased pursuant to the terms of our stock repurchase program and 82,979 shares were repurchased in connection with income tax withholding obligations resulting from the exercise of stock options.

During the period of January 1, 2017 through March 31, 2017, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid for shares purchased as part of publicly announced program (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands)
January 2017	—	133,254	5,000	$0.01	103,948	$107.80	$11,206	—	$274,685
February, 2017	—	12,766	—	N/A	—	N/A	N/A	—	$274,685
March, 2017	—	40,907	—	N/A	—	N/A	N/A	—	$274,685
Total January through March	—	186,927	5,000	N/A	103,948	$107.80	$11,206

Dividends

During the quarter ended March 31, 2017, we declared and paid dividends of $.10 per share.

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

Universal Health Services, Inc.
(Registrant)

Date: May 8, 2017	/s/ Alan B. Miller
Alan B. Miller, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton, Executive Vice President and
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