Form 10-Q
period 2017-06-30
UNIVERSAL HEALTH SERVICES INC
filed 2017-08-07
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of July 31, 2017:

Class A	6,595,308
Class B	88,376,195
Class C	663,940
Class D	21,844

UNIVERSAL HEALTH SERVICES, INC.

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2017. This Report modifies and supersedes documents filed prior to this Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Report.

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

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net revenues before provision for doubtful accounts	$2,827,709	$2,638,848	$5,653,181	$5,258,441
Less: Provision for doubtful accounts	215,353	207,993	427,967	377,788
Net revenues	2,612,356	2,430,855	5,225,214	4,880,653
Operating charges:
Salaries, wages and benefits	1,236,294	1,130,933	2,474,258	2,279,072
Other operating expenses	632,193	585,995	1,239,553	1,147,579
Supplies expense	274,539	254,422	552,153	509,672
Depreciation and amortization	113,112	101,411	223,910	205,460
Lease and rental expense	26,027	24,806	51,216	49,258
	2,282,165	2,097,567	4,541,090	4,191,041
Income from operations	330,191	333,288	684,124	689,612
Interest expense, net	35,920	30,442	71,427	60,042
Income before income taxes	294,271	302,846	612,697	629,570
Provision for income taxes	103,883	107,397	211,782	218,402
Net income	190,388	195,449	400,915	411,168
Less: Net income attributable to noncontrolling interests	4,994	9,872	9,466	34,832
Net income attributable to UHS	$185,394	$185,577	$391,449	$376,336

Basic earnings per share attributable to UHS	$1.93	$1.91	$4.06	$3.86
Diluted earnings per share attributable to UHS	$1.91	$1.89	$4.03	$3.81

Weighted average number of common shares - basic	96,247	97,109	96,416	97,358
Add: Other share equivalents	795	1,280	791	1,284
Weighted average number of common shares and equivalents - diluted	97,042	98,389	97,207	98,642

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$190,388	$195,449	$400,915	$411,168
Other comprehensive income (loss):
Unrealized derivative gains (losses) on cash flow hedges	(129)	(3,769)	2,937	(18,068)
Amortization of terminated hedge	0	(83)	0	(167)
Unrealized gain (loss) on marketable security	3,066	(621)	4,160	(621)
Foreign currency translation adjustment	1,713	(4,163)	8,949	1,823
Other comprehensive income (loss) before tax	4,650	(8,636)	16,046	(17,033)
Income tax expense (benefit) related to items of other comprehensive income (loss)	1,095	(1,667)	2,646	(7,027)
Total other comprehensive income (loss), net of tax	3,555	(6,969)	13,400	(10,006)
Comprehensive income	193,943	188,480	414,315	401,162
Less: Comprehensive income attributable to noncontrolling interests	4,994	9,872	9,466	34,832
Comprehensive income attributable to UHS	$188,949	$178,608	$404,849	$366,330

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$66,446	$33,747
Accounts receivable, net	1,456,999	1,439,553
Supplies	130,698	125,365
Other current assets	109,017	82,706
Total current assets	1,763,160	1,681,371

Property and equipment	7,604,631	7,314,437
Less: accumulated depreciation	(3,162,756)	(2,983,481)
	4,441,875	4,330,956
Other assets:
Goodwill	3,803,386	3,784,106
Deferred charges	11,720	13,520
Deferred income taxes	1,301	1,234
Other	531,045	506,615
Total Assets	$10,552,487	$10,317,802

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$126,109	$105,895
Accounts payable and accrued liabilities	1,182,396	1,209,329
Federal and state taxes	13,724	2,149
Total current liabilities	1,322,229	1,317,373

Other noncurrent liabilities	282,732	275,167
Long-term debt	3,988,912	4,030,230
Deferred income taxes	73,813	88,119

Redeemable noncontrolling interests	6,974	9,319

Equity:
UHS common stockholders’ equity	4,812,854	4,533,220
Noncontrolling interest	64,973	64,374
Total equity	4,877,827	4,597,594
Total Liabilities and Stockholders’ Equity	$10,552,487	$10,317,802

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Six months ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$400,915	$411,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	223,910	205,460
Stock-based compensation expense	29,053	24,693
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	941	(45,729)
Accrued interest	211	9,158
Accrued and deferred income taxes	(5,529)	17,997
Other working capital accounts	(93,715)	123,315
Other assets and deferred charges	(19,927)	(8,149)
Other	(23,411)	52,050
Excess income tax benefits related to stock-based compensation	0	35,247
Accrued insurance expense, net of commercial premiums paid	58,903	44,231
Payments made in settlement of self-insurance claims	(37,759)	(33,012)
Net cash provided by operating activities	533,592	836,429

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(262,452)	(247,715)
Acquisition of property and businesses	(19,610)	(27,525)
Increase in capital reserves of commercial insurance subsidiary	(3,000)	0
Costs incurred for purchase and implementation of information technology application	(19,448)	0
Net cash used in investing activities	(304,510)	(275,240)

Cash Flows from Financing Activities:
Reduction of long-term debt	(45,675)	(843,351)
Additional borrowings	21,600	1,022,239
Acquisition of noncontrolling interests in majority owned businesses	0	(418,000)
Financing costs	0	(10,734)
Repurchase of common shares	(147,463)	(239,139)
Dividends paid	(19,280)	(19,484)
Issuance of common stock	4,927	4,362
Profit distributions to noncontrolling interests	(11,430)	(59,615)
Net cash used in financing activities	(197,321)	(563,722)

Effect of exchange rate changes on cash and cash equivalents	938	(2,422)

Increase (decrease) in cash and cash equivalents	32,699	(4,955)
Cash and cash equivalents, beginning of period	33,747	61,228
Cash and cash equivalents, end of period	$66,446	$56,273

Supplemental Disclosures of Cash Flow Information:
Interest paid	$66,765	$53,558
Income taxes paid, net of refunds	$216,214	$165,947
Noncash purchases of property and equipment	$63,089	$42,747

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended June 30, 2017. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At June 30, 2017, we held approximately 5.8% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.  We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $900,000 and $800,000 during the three-month periods ended June 30, 2017 and 2016, respectively and approximately $1.7 million and $1.5 million during the six-month periods ended June 30, 2017 and 2016, respectively.

Our pre-tax share of income from the Trust was approximately $236,000 and $250,000 during the three-month periods ended June 30, 2017 and 2016, respectively, and approximately $2.1 million and $500,000 for the six-month periods ended June 30, 2017 and 2016, respectively.  Included in our share of the Trust’s income for the six months ended June 30, 2017, is our share of a gain realized by the Trust in connection with the divestiture of property that was completed during the first quarter of 2017.  The carrying value of this investment was approximately $8.7 million and $7.7 million at June 30, 2017 and December 31, 2016, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $62.6 million at June 30, 2017 and $51.7 million at December 31, 2016, based on the closing price of the Trust’s stock on the respective dates.

Total rent expense under the operating leases on the three hospital facilities reflected in the table below was approximately $4 million during each of the three months ended June 30, 2017 and 2016, and approximately $8 million for each of the six-month periods ended June 30, 2017 and 2016. In addition, certain of our subsidiaries are tenants in several medical office buildings and two FEDs owned by the Trust or by limited liability companies in which the Trust holds 95% to 100% of the ownership interest.

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

In August, 2015, Marc D. Miller, our President and member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance.  During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO. Also in connection with this GPO agreement, we received shares of restricted stock of Premier which vest ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO.  We have elected to retain a portion of the previously vested shares of Premier, the market value of which is included in other assets on our consolidated balance sheet.  Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier on which the restrictions have lapsed was $27 million as of June 30, 2017 and $23 million as of December 31, 2016.

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

As of June 30, 2017, outside owners held noncontrolling, minority ownership interests of: (i) 20% in an acute care facility located in Washington, D.C.; (ii) approximately 11% in an acute care facility located in Texas; (iii) 20% and 30% in two behavioral health care facilities located in Pennsylvania and Ohio, respectively, and; (iv) approximately 5% in an acute care facility located in Nevada. The noncontrolling interest and redeemable noncontrolling interest balances of $65 million and $7 million, respectively, as of June 30, 2017, consist primarily of the third-party ownership interests in these hospitals.

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

(4) Long-term debt, Cash Flow Hedges and Foreign Currency Forward Exchange Contracts

Debt:

On June 7, 2016, we entered into a  Fifth Amendment (the “Fifth Amendment”) to our credit agreement dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012, May 16, 2013 and August 7, 2014, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders (“Credit Agreement”). The Fifth Amendment increased the size of the term loan A facility by $200 million and those proceeds were utilized to repay outstanding borrowings under the revolving credit facility of the Credit Agreement. The Credit Agreement, as amended, which is scheduled to mature in August, 2019, consists of: (i) an $800 million revolving credit facility ($455 million of borrowings outstanding as of June 30, 2017), and; (ii) a term loan A facility with $1.820 billion of borrowings outstanding as of June 30, 2017.

Borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit and term loan-A borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit and term loan-A borrowings. As of June 30, 2017, the applicable margins were 0.50% for ABR-based loans and 1.50% for LIBOR-based loans under the revolving credit and term loan-A facilities.

As of June 30, 2017, we had $455 million of borrowings outstanding pursuant to the terms of our $800 million revolving credit facility and we had $277 million of available borrowing capacity net of $33 million of outstanding letters of credit and $35 million of outstanding borrowings pursuant to a short-term, on demand-credit facility. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, certain real estate assets and assets held in joint-ventures with third-parties) and our material subsidiaries and guaranteed by our material subsidiaries.

Pursuant to the terms of the Credit Agreement, term loan-A quarterly installment payments of approximately $22 million are scheduled from the fourth quarter of 2016 through June, 2019.  Previously, approximately $11 million of quarterly installment payments were made from the fourth quarter of 2014 through the third quarter of 2016.

In July, 2017, we amended our accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks to increase the borrowing capacity to $440 million from $400 million previously.  Pursuant to the terms of our Securitization program, on which the scheduled maturity date of December, 2018 remained unchanged, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At June 30, 2017, we had $400 million of outstanding borrowings pursuant to the terms of the Securitization.

As of June 30, 2017, we had combined aggregate principal of $1.4 billion from the following senior secured notes:

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

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of June 30, 2017.

At June 30, 2017, the carrying value and fair value of our debt were approximately $4.1 billion and $4.2 billion, respectively.  At December 31, 2016, the carrying value and fair value of our debt were each approximately $4.1 billion.  The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during 2016 and the first six months of 2017 and determined the hedges to be highly effective. We also determined that any portion of the hedges deemed to be ineffective was de minimis and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. We do not anticipate nonperformance by our counterparties. We do not hold or issue derivative financial instruments for trading purposes.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from our counterparties.  We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At June 30, 2017, the fair value of our interest rate swaps was a net asset of $3 million the majority of which is included in other assets on the accompanying balance sheet.  At December 31, 2016, the fair value of our interest rate swaps was de minimis on a net basis comprised of a $4 million asset which is included in other assets offset by a $4 million liability which is included in other current liabilities on the accompanying consolidated balance sheet.

Foreign Currency Forward Exchange Contracts:

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. The cash flows from these contracts are reported as operating activities in the consolidated statements of cash flows. In connection with these forward exchange contracts, we recorded net cash outflows of $42 million during the six-month period ended June 30, 2017 and net cash inflows of $50 million during the six-month period ended June 30, 2016.

(5) Commitments and Contingencies

Professional and General Liability, Workers’ Compensation Liability

Effective January, 2017, the vast majority of our subsidiaries are self-insured for professional and general liability exposure up to $5 million and $3 million per occurrence, respectively, subject to certain aggregate limitations.  Prior to January, 2017, the vast majority of our subsidiaries were self-insured for professional and general liability exposure up to $10 million and $3 million per occurrence, respectively. These subsidiaries are provided with several excess policies through commercial insurance carriers which provide for coverage in excess of the applicable per occurrence self-insured retention or underlying policy limits up to $250 million per occurrence and in the aggregate for claims incurred after 2013 and up to $200 million per occurrence and in the aggregate for claims incurred from 2011 through 2013. We remain liable for 10% of the claims paid pursuant to the commercially insured excess coverage, up to $50 million in the aggregate. In addition, from time to time based upon marketplace conditions, we may elect to purchase additional commercial coverage for certain of our facilities or businesses.  Our behavioral health care facilities located in the U.K. have policies through a commercial insurance carrier located in the U.K. that provides for £10 million of professional liability coverage and £25 million of general liability coverage. The coverage for the facilities located in the U.K. acquired in late December, 2016 in connection with our acquisition of the Cambian Group, PLC’s adult services division is similar to the above-mentioned U.K. insurance program.

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

Included in our financial results during the three and six-month periods ended June 30, 2017, pursuant to a reserve analysis which indicated unfavorable changes in our estimated future claims payments relating to prior years, we recorded a $15 million increase to our professional and general liability self-insurance reserves. As of June 30, 2017, the total accrual for our professional and general liability claims was $228 million, of which $66 million is included in current liabilities.  As of December 31, 2016, the total accrual for our professional and general liability claims was $207 million, of which $48 million is included in current liabilities.

As of June 30, 2017, the total accrual for our workers’ compensation liability claims was $68 million, of which $33 million is included in current liabilities. As of December 31, 2016, the total accrual for our workers’ compensation liability claims was $67 million, of which $33 million is included in current liabilities.

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

Property Insurance:

We have commercial property insurance policies for our properties covering catastrophic losses, including windstorm damage, up to a $1 billion policy limit, subject to a deductible ranging from $50,000 to $250,000 per occurrence. Losses resulting from named windstorms are subject to deductibles between 3% and 5% of the total insurable value of the property. In addition, we have commercial property insurance policies covering catastrophic losses resulting from earthquake and flood damage, each subject to aggregated loss limits (as opposed to per occurrence losses). Commercially insured earthquake coverage for our facilities is subject to various deductibles and limitations including: (i) $500 million limitation for our facilities located in Nevada; (ii) $130 million limitation for our facilities located in California; (iii) $100 million limitation for our facilities located in fault zones within the United States; (iv) $40 million limitation for our facility located in Puerto Rico, and; (v) $250 million limitation for many of our facilities located in other states. Deductibles for flood losses vary in amount, up to a maximum of $500,000, based upon location of the facility. Since certain of our facilities have been designated by our insurer as flood prone, we have elected to purchase policies from The National Flood Insurance Program to cover a substantial portion of the applicable deductible. Property insurance for our behavioral health facilities located in the U.K. are provided on an all risk basis up to a £1.29 billion policy limit, with coverage caps per location, that includes coverage for real and personal property as well as business interruption losses.

Other

Our accounts receivable as of June 30, 2017 and December 31, 2016 include amounts due from Illinois of approximately $49 million and $38 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $31 million as of June 30, 2017 and $25 million as of December 31, 2016, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. Although the accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due to us from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

As of June 30, 2017 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $122 million consisting of: (i) $114 million related to our self-insurance programs, and; (ii) $8 million of other debt and public utility guarantees.

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

In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration (“AHCA”) subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the Medicare suspension remains in effect. In June 2017, AHCA advised that while they were maintaining the suspension for dual eligible and cross-over Medicare beneficiaries, the Medicaid payment suspension was lifted effective June 27, 2017. We cannot predict if and/or when the facility’s remaining suspended payments will resume in total. Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during the three and six-month periods ended June 30, 2017 or the year ended December 31, 2016, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

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

Litigation:

U.S. ex rel Escobar v. Universal Health Services, Inc. et.al.

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

Shareholder Class Action

In December 2016 a purported shareholder class action lawsuit was filed in U.S. District Court for the Central District of California against UHS, and certain UHS officers alleging violations of the federal securities laws.  Plaintiff alleges that defendants violated federal securities laws relating to the disclosures made in public filings associated with practices at our behavioral health facilities.  The case was originally filed as Heed v. Universal Health Services, Inc. et. al. (Case No. 2:16-CV-09499-PSG-JC). The court subsequently appointed Teamsters Local 456 Pension Fund and Teamsters Local 456 Annuity Fund to serve as lead plaintiffs.  The case has been transferred to the U.S. District Court for the Eastern District of Pennsylvania and the style of the case has been changed to Teamsters Local 456 Pension Fund, et. al. v. Universal Health Services, Inc. et.al. (Case No. 2:17-CV-02817-LS). We deny liability and intend to defend ourselves vigorously. At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

Shareholder Derivative Cases

In March 2017, a shareholder derivative suit was filed by plaintiff David Heed in the Court of Common Pleas of Philadelphia County. A notice of removal to the United States District Court for the Eastern District of Pennsylvania has been filed. Plaintiff has filed a motion to remand. The suit alleges breaches of fiduciary duties and other allegedly wrongful conduct by the members of the Board of Directors and certain officers of Universal Health Services, Inc. relating to practices at our behavioral health facilities. UHS has been named as a nominal defendant in the case. (Case No. 2:17-cv-01476-LS).  In May, June and July 2017, additional shareholder derivative suits were filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in those cases are: Central Laborers’ Pension Fund (Case No. 17-cv-02187-LS); Firemen’s Retirement System of St. Louis (Case No. 17-cv-02317-LS); Waterford Township Police & Fire Retirement System (Case No. 17-cv-02595-LS); and Amalgamated Bank Longview Funds (Case No. 17-cv-03404-LS). The Fireman’s Retirement System case has since been voluntarily dismissed. In addition, a shareholder derivative case was filed in Chancery Court in Delaware by the Delaware County Employees’ Retirement Fund (Case No. 2017-0475-JTL). These additional cases make substantially similar allegations and claims based upon alleged violations of federal securities laws as well common law causes of action against the individual defendants. All of these additional cases have also named all members of the UHS Board of Directors as well as certain officers of the Company.  The defendants deny liability and intend to defend these cases vigorously. At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with these matters.

Disproportionate Share Hospital Payment Matter:

In late September, 2015, many hospitals in Pennsylvania, including seven of our behavioral health care hospitals located in the state, received letters from the Pennsylvania Department of Human Services (the “Department”) demanding repayment of allegedly excess Medicaid Disproportionate Share Hospital payments (“DSH”) for the federal fiscal year 2011 (“FFY2011”) amounting to approximately $4 million in the aggregate.  In September, 2016, we received similar requests for repayment for alleged DSH overpayments for FFY2012. We filed administrative appeals for all of our facilities contesting the recoupment efforts for FFYs 2011 and 2012 as we believe the Department’s calculation methodology is inaccurate and conflicts with applicable federal and state laws and regulations. The Department has agreed to postpone the recoupment of the state’s share of the DSH payments until all hospital appeals are resolved but started recoupment of the federal share. If the Department is ultimately successful in its demand related to FFY2011 and FFY2012, it could take similar action with regards to FFY2013 and FFY2014.  In July 2017, we began receiving similar requests for repayment of alleged DSH overpayments for FFY 2013. We will be filing administrative appeals consistent with those filed for FFYs 2011 and 2012. Due to a change in the Pennsylvania Medicaid State Plan and implementation of a CMS-approved Medicaid Section 1115 Waiver, we do not believe the methodology applied by the Department to FFY2011 and FFY2012 is applicable to reimbursements received for Medicaid services provided after January 1, 2015 by our behavioral health care facilities located in Pennsylvania. We can provide no assurance that we will ultimately be successful in our legal and administrative appeals related to the Department’s repayment demands.  If our legal and administrative appeals are unsuccessful, our future consolidated results of operations and financial condition could be adversely impacted by these repayments.

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

	Three months ended June 30, 2017
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$5,430,997	$2,249,135	$0	$7,680,132
Gross outpatient revenues	$3,286,930	$257,312	$0	$3,544,242
Total net revenues	$1,366,457	$1,242,561	$3,338	$2,612,356
Income/(loss) before allocation of corporate overhead and income taxes	$157,877	$252,146	$(115,752)	$294,271
Allocation of corporate overhead	$(45,675)	$(39,653)	$85,328	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$112,202	$212,493	$(30,424)	$294,271
Total assets as of June 30, 2017	$3,754,983	$6,541,328	$256,176	$10,552,487

	Six months ended June 30, 2017
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$11,028,847	$4,432,137	$0	$15,460,984
Gross outpatient revenues	$6,581,107	$503,772	$0	$7,084,879
Total net revenues	$2,756,004	$2,460,683	$8,527	$5,225,214
Income/(loss) before allocation of corporate overhead and income taxes	$345,681	$504,077	$(237,061)	$612,697
Allocation of corporate overhead	$(91,351)	$(79,314)	$170,665	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$254,330	$424,763	$(66,396)	$612,697
Total assets as of June 30, 2017	$3,754,983	$6,541,328	$256,176	$10,552,487

	Three months ended June 30, 2016
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$4,682,682	$1,995,992	$0	$6,678,674
Gross outpatient revenues	$2,838,852	$229,243	$0	$3,068,095
Total net revenues	$1,253,328	$1,174,755	$2,772	$2,430,855
Income/(loss) before allocation of corporate overhead and income taxes	$137,372	$272,916	$(107,442)	$302,846
Allocation of corporate overhead	$(42,691)	$(38,726)	$81,417	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$94,681	$234,190	$(26,025)	$302,846
Total assets as of June 30, 2016	$3,497,571	$5,920,483	$122,876	$9,540,930

	Six months ended June 30, 2016
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$9,648,219	$3,955,562	$0	$13,603,781
Gross outpatient revenues	$5,606,181	$450,886	$0	$6,057,067
Total net revenues	$2,540,475	$2,335,801	$4,377	$4,880,653
Income/(loss) before allocation of corporate overhead and income taxes	$323,290	$538,501	$(232,221)	$629,570
Allocation of corporate overhead	$(85,340)	$(77,442)	$162,782	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$237,950	$461,059	$(69,439)	$629,570
Total assets as of June 30, 2016	$3,497,571	$5,920,483	$122,876	$9,540,930

(a)

Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $106 million and $64 million for the three-month periods ended June 30, 2017 and 2016, respectively, and approximately $206 million and $125 million for the six-month periods ended June 30, 2017 and 2016, respectively.  Total assets at our U.K. behavioral health care facilities were approximately $1,028 million and $490 million as of June 30, 2017 and 2016, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for classes A, B, C and D common stockholders for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Basic and Diluted:
Net income attributable to UHS	$185,394	$185,577	$391,449	$376,336
Less: Net income attributable to unvested restricted share grants	(82)	(84)	(176)	(173)
Net income attributable to UHS – basic and diluted	$185,312	$185,493	$391,273	$376,163

Weighted average number of common shares - basic	96,247	97,109	96,416	97,358
Net effect of dilutive stock options and grants based on the treasury stock method	795	1,280	791	1,284
Weighted average number of common shares and equivalents - diluted	97,042	98,389	97,207	98,642
Earnings per basic share attributable to UHS:	$1.93	$1.91	$4.06	$3.86
Earnings per diluted share attributable to UHS:	$1.91	$1.89	$4.03	$3.81

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 4.4 million for the six months ended June 30, 2017. The excluded weighted-average stock options totaled 3.0 million for the three months ended June 30, 2017.  The excluded weighted-average stock options totaled 2.9 million for the six months ended June 30, 2016. There were no significant anti-dilutive stock options during the three months ended June 30, 2016.  All classes of our common stock have the same dividend rights.

Stock-Based Compensation:

During the three-month periods ended June 30, 2017 and 2016, compensation cost of $13.0 million and $10.9 million, respectively, was recognized related to outstanding stock options.  During the six-month periods ended June 30, 2017 and 2016, compensation costs of $27.9 million and $23.6 million, respectively, was recognized related to outstanding stock options. In addition, during the three-month periods ended June 30, 2017 and 2016, compensation cost of approximately $448,000 and $340,000, respectively, was recognized related to restricted stock.  During the six-month periods ended June 30, 2017 and 2016, compensation cost of approximately $599,000 (net of cancellations) and $659,000, respectively, was recognized related to restricted stock.  As of June 30, 2017 there was $124.6 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 3.0 years. There were 2,980,725 stock options granted (net of cancellations) during the first six months of 2017 with a weighted-average grant date fair value of $27.07 per share.

The expense associated with share-based compensation arrangements is a non-cash charge. In the Condensed Consolidated Statements of Cash Flows, share-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $29.1 million and $24.7 million during the six-month periods ended June 30, 2017 and 2016, respectively.

(8) Dispositions and acquisitions and purchase of third-party ownership interests

Six-month period ended June 30, 2017:

Acquisitions:

During the first six months of 2017, we paid approximately $20 million to acquire various property assets.

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

(9) Dividends

We declared and paid dividends of $9.7 million, or $.10 per share, during the second quarter of 2017 and $9.7 million or $.10 per share during the second quarter of 2016.  We declared and paid dividends of $19.3 million and $19.5 million during the six-month periods ended June 30, 2017 and 2016, respectively.

(10) Income Taxes

As of January 1, 2017, our unrecognized tax benefits were approximately $1 million. The amount, if recognized, that would affect the effective tax rate is approximately $1 million. During the quarter ended June 30, 2017, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of June 30, 2017, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for 2013 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months.  It is reasonably possible that the amount of uncertain tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

Our provision for income taxes for the quarter and six months ended June 30, 2017 included tax benefits of $1 million and $8 million, respectively, related to the adoption of ASU 2016-09, which changes how companies account for certain aspects of share-based payments to employees. Under ASU 2016-09, we no longer record excess tax benefits (when the deductible amount related to the settlement of employee equity awards for tax purposes exceeds the cumulative compensation cost recognized for financial reporting purposes) in equity. Instead, we recognize these tax benefits (and deficiencies, if applicable) as a component of our tax provision. This reporting change is applied prospectively and prior period amounts are not restated (the excess tax benefit for the quarter and six months ending June 30, 2016, related to the settlement of employee equity awards, were $24 million and $35 million, respectively, and were recorded in equity). ASU 2016-09 requires companies to present excess tax benefits as an operating activity on the Condensed Consolidated Statement of Cash Flows rather than as a financing activity, as previously required. We have elected to apply the change to the Condensed Consolidated Statement of Cash Flows on a modified retrospective basis resulting in a reclassification of the 2016 excess income tax benefits related to stock-based compensation from financing activities to operating activities.

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

In March, 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which amends the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as income tax expense or benefit in the income statement in the reporting period in which they occur.  We have adopted this new standard, which is effective for annual reporting periods beginning after December 15, 2016, as of January 1, 2017. The impact of ASU 2016-09 to date is explained above in Note 10-Income Taxes. Since the impact of ASU 2016-09 on our future Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows is dependent upon the timing of stock option exercises, and the market price of our stock at the time of exercise, we are unable to estimate the impact this adoption will have on our future financial statements.

In May 2014 and March 2016, the FASB issued ASU 2014-09 and ASU 2016-08, “Revenue from Contracts with Customers (Topic 606)” and “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, respectively, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosures.  The FASB updated the new revenue standard by clarifying the principal versus agent implementation guidance, but does not change the core principle of the new standard. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016; however, in July 2015, the FASB approved a one-year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. We are currently in the process of assessing and analyzing the various sources of revenue and plan to use a portfolio approach as a practical expedient to account for patient contracts. We have a team in place to lead the implementation of the new standard, including the evaluation of our systems and internal controls to ensure adequacy of data and information needed for adoption, as well as assessing the potential impact of the new standard on various reimbursement programs in which our hospitals participate. We anticipate the most significant change will be how the estimate for the allowance for doubtful accounts will be recognized under the new standards.  Under the current standards, our estimate for amounts not expected to be collected based upon our historical experience have been included within net revenue. Under the new standards, our estimate for amounts not expected to be collected based on historical experience will continue to be recognized as a reduction to net revenue. However, subsequent changes in estimate of collectability due to a change in the financial status of a payor, for example a bankruptcy, will be recognized as bad debt expense in operating charges. We will continue to evaluate the impact that the adoption of this ASU may have on our consolidated financial statements and related disclosures.

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

As of June 30, 2017, we owned and/or operated 320 inpatient facilities and 33 outpatient and other facilities including the following located in 37 states, Washington, D.C., the United Kingdom, Puerto Rico and the U.S. Virgin Islands:

Acute care facilities located in the U.S.:

•	26 inpatient acute care hospitals;
•	4 free-standing emergency departments, and;
•	4 outpatient surgery/cancer care centers & 1 surgical hospital.

Behavioral health care facilities (294 inpatient facilities and 24 outpatient facilities):

Located in the U.S.:

•	189 inpatient behavioral health care facilities, and;
•	20 outpatient behavioral health care facilities.

Located in the U.K.:

•	101 inpatient behavioral health care facilities, and;
•	2 outpatient behavioral health care facilities.

Located in Puerto Rico and the U.S. Virgin Islands:

•	4 inpatient behavioral health care facilities, and;
•	2 outpatient behavioral health care facility.

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

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 52% during each of the three-month periods ended June 30, 2017 and 2016, and 53% and 52% during the six-month periods ended June 30, 2017 and 2016, respectively. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 48% of our consolidated net revenues during each of the three-month periods ended June 30, 2017 and 2016, and 47% and 48% during the six-month periods ended June 30, 2017 and 2016, respectively.

Our behavioral health care facilities located in the U.K. generated net revenues amounting to approximately $106 million and $64 million for the three-month periods ended June 30, 2017 and 2016, respectively, and approximately $206 million and $125 million for the six-month periods ended June 30, 2017 and 2016, respectively.

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

•

in May, 2017, the U.S. House of Representatives voted to adopt legislation (the “AHCA”) to replace portions of the ACA. The legislation featured provisions that would, in material part (i) eliminate the individual and large employer mandates to obtain or provide health insurance coverage, respectively; (ii) permit insurers to impose a surcharge up to 30 percent on individuals who go uninsured for more than two months and then purchase coverage; (iii) provide tax credits towards the purchase of health insurance, with a phase-out of tax credits according to income level; (iv) expand health savings accounts; (v) impose a per capita cap on federal funding of state Medicaid programs, or, if elected by a state, transition federal funding to a block grant; and (vi) permit states to seek a waiver of certain federal requirements that would allow such states to define essential health benefits differently from federal standards and that would allow certain commercial health plans to take health status, including pre-existing conditions, into account in setting premiums. In June, 2017, the Better Care Reconciliation Act (“BCRA”) was introduced in the U.S. Senate.  The BCRA as originally introduced or modified was similar to the AHCA and would have generally eliminated the employer mandate, imposed a waiting period for individuals who voluntarily allow their health insurance coverage to lapse, provide varying insurance subsidies for individuals with income below 350% of the federal poverty level, begin phasing out the Enhanced FMAP in 2021, converted Medicaid funding to a block grant or per capita formula, allow health savings accounts to be used to pay for premiums for high-deductible health plans, and allow insurers to offer non-Affordable Care Act compliant plans in certain markets.  However, as of the date of this report, the Senate has not passed the BCRA as originally introduced or any of the proposed amended forms of the legislation. It is uncertain when or if any other bills similar to the AHCA or BCRA or other bills amending or repealing all or portions of the ACA will be enacted. If the provisions of the AHCA or BCRA are ultimately implemented along with other proposed amendments to the ACA, there can be no assurance that any such legislation will not have a negative financial impact on our hospitals, which material effects may include a potential decrease in the market for health care services or a decrease in our hospitals’ ability to receive reimbursement for health care services provided;

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
•

as discussed below in Sources of Revenue, we receive revenues from various state and county based programs, including Medicaid in all the states in which we operate (we receive Medicaid revenues in excess of $100 million annually from each of Texas, Washington, D.C., California, Nevada, Pennsylvania, Illinois and Massachusetts); CMS-approved Medicaid supplemental programs in certain states including Texas, Mississippi, Illinois, Oklahoma, Nevada, Arkansas, California and Indiana, and; state Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations;

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

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 30% and 32% of our net patient revenues during the three-month periods ended June 30, 2017 and 2016, respectively, and 30% and 32% of our net patient revenues during the six-month periods ended June 30, 2017 and 2016, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs, accounted for 57% of our net patient revenues during each of the three-month periods ended June 30, 2017 and 2016, respectively, and 56% of our net patient revenues during each of the six-month periods ended June 30, 2017 and 2016, respectively.

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

The total accrual for our professional and general liability claims and workers’ compensation claims was $296 million as of June 30, 2017, of which $99 million is included in current liabilities. The total accrual for our professional and general liability claims and workers’ compensation claims was $274 million as of December 31, 2016, of which $81 million is included in current liabilities.

Recent Accounting Standards: For a summary of accounting standards, please see Note 11 to the Consolidated Financial Statements, as included herein.

Results of Operations

Three-month periods ended June 30, 2017 and 2016:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended June 30, 2017 and 2016 (dollar amounts in thousands):

	Three months ended June 30, 2017		Three months ended June 30, 2016
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$2,827,709		$2,638,848
Less: Provision for doubtful accounts	215,353		207,993
Net revenues	2,612,356	100.0%	2,430,855	100.0%
Operating charges:
Salaries, wages and benefits	1,236,294	47.3%	1,130,933	46.5%
Other operating expenses	632,193	24.2%	585,995	24.1%
Supplies expense	274,539	10.5%	254,422	10.5%
Depreciation and amortization	113,112	4.3%	101,411	4.2%
Lease and rental expense	26,027	1.0%	24,806	1.0%
Subtotal-operating expenses	2,282,165	87.4%	2,097,567	86.3%
Income from operations	330,191	12.6%	333,288	13.7%
Interest expense, net	35,920	1.4%	30,442	1.3%
Income before income taxes	294,271	11.3%	302,846	12.5%
Provision for income taxes	103,883	4.0%	107,397	4.4%
Net income	190,388	7.3%	195,449	8.0%
Less: Income attributable to noncontrolling interests	4,994	0.2%	9,872	0.4%
Net income attributable to UHS	$185,394	7.1%	$185,577	7.6%

Net revenues increased 7.5%, or $182 million, to $2.61 billion during the three-month period ended June 30, 2017 as compared to $2.43 billion during the second quarter of 2016. The net increase was primarily attributable to: (i) an $89 million or 3.7% increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods (which we refer to as “same facility”), and; (ii) $93 million of other combined revenue increases consisting primarily of the revenues generated at the facilities acquired in December, 2016 in connection with our acquisition of Cambian Adult Services, and the revenues generated at Henderson Hospital, a newly constructed acute care hospital that was completed and opened during the fourth quarter of 2016.

Income before income taxes (before deduction for income attributable to noncontrolling interests) decreased $9 million to $294 million during the three-month period ended June 30, 2017 as compared to $303 million during the comparable quarter of 2016. The net decrease in our income before income taxes during the second quarter of 2017, as compared to the comparable quarter of 2016, was due to:

•	an increase of $21 million at our acute care facilities as discussed below in Acute Care Hospital Services;
•	a decrease of $21 million at our behavioral health care facilities, as discussed below in Behavioral Health Services;
•	a decrease of $5 million due to an increase in interest expense, as discussed below in Other Operating Results, and;
•	$4 million of other combined net decreases.

Net income attributable to UHS decreased slightly to $185 million during the three-month period ended June 30, 2017 as compared to $186 million during the comparable prior year quarter. Changes to our net income attributable to UHS during the second quarter of 2017, as compared to the comparable prior year quarter, included:

•	a decrease of $9 million in income before income taxes, as discussed above;
•

an increase of $5 million resulting from a decrease in the income attributable to noncontrolling interests due primarily to the May, 2016 purchase of the minority ownership interests held by a third-party in six acute care hospitals located in Las Vegas, Nevada, and;

•

an increase of $4 million resulting from a net decrease in the provision for income taxes resulting primarily from: (i) a decrease in the provision for income taxes resulting from the $4 million decrease in pre-tax income ($9 million decrease in income before income taxes partially offset by the $5 million decrease in income attributable to noncontrolling interests), and; (ii) a $1 million reduction to the provision for income taxes resulting from our January 1, 2017 adoption of

ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), as discussed herein.

Six-month periods ended June 30, 2017 and 2016:

The following table summarizes our results of operations and is used in the discussion below for the six-month periods ended June 30, 2017 and 2016 (dollar amounts in thousands):

	Six months ended June 30, 2017		Six months ended June 30, 2016
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$5,653,181		$5,258,441
Less: Provision for doubtful accounts	427,967		377,788
Net revenues	5,225,214	100.0%	4,880,653	100.0%
Operating charges:
Salaries, wages and benefits	2,474,258	47.4%	2,279,072	46.7%
Other operating expenses	1,239,553	23.7%	1,147,579	23.5%
Supplies expense	552,153	10.6%	509,672	10.4%
Depreciation and amortization	223,910	4.3%	205,460	4.2%
Lease and rental expense	51,216	1.0%	49,258	1.0%
Subtotal-operating expenses	4,541,090	86.9%	4,191,041	85.9%
Income from operations	684,124	13.1%	689,612	14.1%
Interest expense, net	71,427	1.4%	60,042	1.2%
Income before income taxes	612,697	11.7%	629,570	12.9%
Provision for income taxes	211,782	4.1%	218,402	4.5%
Net income	400,915	7.7%	411,168	8.4%
Less: Income attributable to noncontrolling interests	9,466	0.2%	34,832	0.7%
Net income attributable to UHS	$391,449	7.5%	$376,336	7.7%

Net revenues increased 7.1%, or $345 million, to $5.23 billion during the six-month period ended June 30, 2017 as compared to $4.88 billion during the first six months of 2016. The net increase was primarily attributable to: (i) a $165 million or 3.4% increase in net revenues generated from our acute care hospital services and behavioral health services, on a same facility basis, and; (ii) $180 million of other combined revenue increases consisting primarily of the revenues generated at the facilities acquired in December, 2016 in connection with our acquisition of Cambian Adult Services, and the revenues generated at Henderson Hospital, a newly constructed acute care hospital that was completed and opened during the fourth quarter of 2016.

Income before income taxes (before deduction for income attributable to noncontrolling interests) decreased $17 million to $613 million during the six-month period ended June 30, 2017 as compared to $630 million during the comparable six-month period of 2016. The net decrease in our income before income taxes during the first six months of 2017, as compared to the comparable prior year period of 2016, was due to:

•	an increase of $22 million at our acute care facilities as discussed below in Acute Care Hospital Services;
•	a decrease of $34 million at our behavioral health care facilities, as discussed below in Behavioral Health Services;
•	a decrease of $11 million due to an increase in interest expense, as discussed below in Other Operating Results, and;
•	$6 million of other combined net increases.

Net income attributable to UHS increased $15 million to $391 million during the six-month period ended June 30, 2017 as compared to $376 million during the comparable prior year period. The increase during the first six months of 2017, as compared to the comparable prior year period, consisted of:

•	a decrease of $17 million in income before income taxes, as discussed above;
•

an increase of $25 million resulting from a decrease in the income attributable to noncontrolling interests due primarily to the May, 2016 purchase of the minority ownership interests held by a third-party in six acute care hospitals located in Las Vegas, Nevada, and;

•

an increase of $7 million resulting from a net decrease in the provision for income taxes resulting from: (i) an increase in the provision for income taxes resulting from the $8 million increase in pre-tax income ($17 million decrease in income before income taxes offset by the $25 million decrease in income attributable to noncontrolling interests), and; (ii) an $8 million reduction to the provision for income taxes resulting from our January 1, 2017 adoption of ASU 2016-09, as discussed herein.

Acute Care Hospital Services

Same Facility Basis Acute Care Hospital Services

We believe that providing our results on a “Same Facility” basis (which is a non-GAAP measure), which includes the operating results for facilities and businesses operated in both the current year and prior year periods, is helpful to our investors as a measure of our operating performance. Our Same Facility results also neutralize (if applicable) the impact of the EHR applications, the effect of items that are non-operational in nature including items such as, but not limited to, gains/losses on sales of assets and businesses, impacts of settlements, legal judgments and lawsuits, impairments of long-lived assets and other amounts that may be reflected in the current or prior year financial statements that relate to prior periods. Our Same Facility basis results reflected on the tables below also exclude from net revenues and other operating expenses, provider tax assessments incurred in each period as discussed below Sources of Revenue-Various State Medicaid Supplemental Payment Programs. However, these provider tax assessments are included in net revenues and other operating expenses as reflected in the table below under All Acute Care Hospital Services. The provider tax assessments had no impact on the income before income taxes as reflected on the tables below since the amounts offset between net revenues and other operating expenses. To obtain a complete understanding of our financial performance, the Same Facility results should be examined in connection with our net income as determined in accordance with GAAP and as presented in the condensed consolidated financial statements and notes thereto as contained in this Quarterly Report on Form 10-Q.

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussion below for the three and six-month periods ended June 30, 2017 and 2016 (dollar amounts in thousands):

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,472,401		$1,409,777		$2,978,717		$2,821,963
Less: Provision for doubtful accounts	178,447		178,918		351,845		318,673
Net revenues	1,293,954	100.0%	1,230,859	100.0%	2,626,872	100.0%	2,503,290	100.0%
Operating charges:
Salaries, wages and benefits	534,475	41.3%	507,371	41.2%	1,072,630	40.8%	1,019,331	40.7%
Other operating expenses	308,211	23.8%	301,796	24.5%	617,213	23.5%	586,886	23.4%
Supplies expense	218,899	16.9%	203,517	16.5%	441,868	16.8%	410,285	16.4%
Depreciation and amortization	62,716	4.8%	56,294	4.6%	122,705	4.7%	115,603	4.6%
Lease and rental expense	14,263	1.1%	13,875	1.1%	27,474	1.0%	26,917	1.1%
Subtotal-operating expenses	1,138,564	88.0%	1,082,853	88.0%	2,281,890	86.9%	2,159,022	86.2%
Income from operations	155,390	12.0%	148,006	12.0%	344,982	13.1%	344,268	13.8%
Interest expense, net	690	0.1%	822	0.1%	1,434	0.1%	1,643	0.1%
Income before income taxes	$154,700	12.0%	$147,184	12.0%	$343,548	13.1%	$342,625	13.7%

Three-month periods ended June 30, 2017 and 2016:

During the three-month period ended June 30, 2017, as compared to the comparable prior year quarter, net revenues from our acute care hospital services, on a same facility basis, increased $63 million or 5.1%. Income before income taxes (and before income attributable to noncontrolling interests) increased $8 million or 5% to $155 million or 12.0% of net revenues during the second quarter of 2017 as compared to $147 million or 12.0% of net revenues during the comparable quarter of 2016.

During the three-month period ended June 30, 2017, net revenue per adjusted admission was unchanged while net revenue per adjusted patient day increased 3.2%, as compared to the comparable quarter of 2016. During the three-month period ended June 30, 2017, as compared to the comparable prior year quarter, inpatient admissions to our acute care hospitals increased 7.1% and adjusted admissions (adjusted for outpatient activity) increased 6.0%. Patient days at these facilities increased 3.8% and adjusted patient days increased 2.7% during the three-month period ended June 30, 2017 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.5 days and 4.6 days during the three-month periods ended June 30, 2017 and 2016, respectively. The occupancy rate, based on the average available beds at these facilities, was 60% and 59% during the three-month periods ended June 30, 2017 and 2016, respectively.

Six-month periods ended June 30, 2017 and 2016:

During the six-month period ended June 30, 2017, as compared to the comparable prior year period, net revenues from our acute care hospital services, on a same facility basis, increased $124 million or 4.9%. Income before income taxes (and before income attributable to noncontrolling interests) increased $1 million to $344 million or 13.1% of net revenues during the first six months of 2017 as compared to $343 million or 13.7% of net revenues during the comparable period of 2016.

During the six-month period ended June 30, 2017, net revenue per adjusted admission decreased 0.2% while net revenue per adjusted patient day increased 3.1%, as compared to the comparable period of 2016. During the six-month period ended June 30, 2017, as compared to the comparable prior year period, inpatient admissions to our acute care hospitals increased 5.6% and adjusted admissions increased 5.5%. Patient days at these facilities increased 2.3% and adjusted patient days increased 2.2% during the six-month period ended June 30, 2017 as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 4.5 days and 4.6 days during the six-month periods ended June 30, 2017 and 2016, respectively. The occupancy rate, based on the average available beds at these facilities, was 62% and 61% during the six-month periods ended June 30, 2017 and 2016, respectively.

All Acute Care Hospitals

The following table summarizes the results of operations for all our acute care operations during the three and six-month periods ended June 30, 2017 and 2016. These amounts include: (i) our acute care results on a same facility basis, as indicated above; (ii) the impact of the implementation of EHR applications at our acute care hospitals; (iii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iv) certain other amounts including the results of a 25-bed acute care hospital located in Pahrump, Nevada that was acquired in August, 2016, the results of the newly constructed Henderson Hospital, a 130-bed acute care hospital located in Henderson, Nevada that was completed and opened during the fourth quarter of 2016 and the favorable impact of Medicaid settlements relating to prior years that were recorded during the second quarter of 2017.  Dollar amounts below are reflected in thousands.

	Three months ended June 30, 2017		Three months ended June 30, 2016		Six months ended June 30, 2017		Six months ended June 30, 2016
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,553,826		$1,432,246		$3,124,356		$2,859,148
Less: Provision for doubtful accounts	187,369		178,918		368,352		318,673
Net revenues	1,366,457	100.0%	1,253,328	100.0%	2,756,004	100.0%	2,540,475	100.0%
Operating charges:
Salaries, wages and benefits	551,735	40.4%	507,745	40.5%	1,106,695	40.2%	1,019,767	40.1%
Other operating expenses	343,669	25.2%	324,496	25.9%	675,968	24.5%	624,457	24.6%
Supplies expense	224,924	16.5%	203,520	16.2%	453,409	16.5%	410,288	16.2%
Depreciation and amortization	73,017	5.3%	65,482	5.2%	144,355	5.2%	134,097	5.3%
Lease and rental expense	14,545	1.1%	13,891	1.1%	28,461	1.0%	26,933	1.1%
Subtotal-operating expenses	1,207,890	88.4%	1,115,134	89.0%	2,408,888	87.4%	2,215,542	87.2%
Income from operations	158,567	11.6%	138,194	11.0%	347,116	12.6%	324,933	12.8%
Interest expense, net	690	0.1%	822	0.1%	1,435	0.1%	1,643	0.1%
Income before income taxes	$157,877	11.6%	$137,372	11.0%	$345,681	12.5%	$323,290	12.7%

Three-month periods ended June 30, 2017 and 2016:

During the three-month period ended June 30, 2017, as compared to the comparable prior year quarter, net revenues from our acute care hospital services increased $113 million or 9.0% to $1.37 billion as compared to $1.25 billion due to: (i) a $63 million, or 5%, increase same facility revenues, as discussed above, and; (ii) other combined net increase of $50 million due primarily to the net revenues generated at the two above-mentioned acute care hospitals located in Nevada that were acquired or opened during 2016, and the net revenues recorded during the second quarter of 2017 in connection with Medicaid settlements relating to prior years.

Income before income taxes increased $21 million to $158 million or 11.6% of net revenues during the second quarter of 2017 as compared to $137 million or 11.0% of net revenues during the second quarter of 2016.

Included in these results are the following:

•	the $8 million increase in income before income taxes from our acute care hospital services, on a same facility basis, as discussed above;
•

a net $6 million increase resulting from: (i) the income recorded during the second quarter of 2017 in connection with Medicaid settlements relating to prior years ($15 million), partially offset by; (ii) increased professional and general liability expense relating to prior years that was recorded during the second quarter of 2017, based upon a reserve analysis ($9 million), and;

•	other combined net increase of $7 million consisting primarily of the income generated at the two above-mentioned acute care hospitals located in Nevada that were acquired or opened during 2016.

Six-month periods ended June 30, 2017 and 2016:

During the six-month period ended June 30, 2017, as compared to the comparable prior year quarter, net revenues from our acute care hospital services increased $216 million or 8.5% to $2.76 billion as compared to $2.54 billion due to: (i) a $124 million, or 5%, increase same facility revenues, as discussed above, and; (ii) other combined net increase of $92 million due primarily to the net revenues generated at the two above-mentioned acute care hospitals located in Nevada that were acquired or opened during 2016, and the net revenues recorded during the second quarter of 2017 in connection with Medicaid settlements relating to prior years.

Income before income taxes increased $22 million to $346 million or 12.5% of net revenues during the first six months of 2017 as compared to $323 million or 12.7% of net revenues during the first six months of 2016.

Included in these results are the following:

•	the $1 million increase in income before income taxes from our acute care hospital services, on a same facility basis, as discussed above;
•

a net $6 million increase resulting from: (i) the income recorded during the second quarter of 2017 in connection with Medicaid settlements relating to prior years ($15 million), partially offset by; (ii) increased professional and general liability expense relating to prior years that was recorded during the second quarter of 2017, based upon a reserve analysis ($9 million), and;

•	other combined net increase of $15 million consisting primarily of the income generated at the two above-mentioned acute care hospitals located in Nevada that were acquired or opened during 2016.

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts the reported amounts in future periods for the provision for doubtful accounts and other accounts such as Medicaid pending. Although the patient’s ultimate eligibility determination may result in amounts being reclassified among these accounts from period to period, these reclassifications did not have a material impact on our results of operations during the three and six-month periods ended June 30, 2017 or 2016 since our facilities make estimates at each financial reporting period to reserve for amounts that are deemed to be uncollectible.

We also provide discounts to uninsured patients (included in “uninsured discounts” amounts below) who do not qualify for Medicaid or charity care. Because we do not pursue collection of amounts classified as uninsured discounts, they are not reported in our net revenues or in our net accounts receivable. In implementing the discount policy, we first attempt to qualify uninsured patients for governmental programs, charity care or any other discount program. If an uninsured patient does not qualify for these programs, the uninsured discount is applied. Our accounts receivable are recorded net of allowance for doubtful accounts of $442 million and $410 million at June 30, 2017 and December 31, 2016, respectively.

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three and six-month periods ended June 30, 2017 and 2016:

Uncompensated care:

Amounts in millions	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2017	%	2016	%	2017	%	2016	%
Charity care	$281	58%	$147	43%	$506	56%	$333	49%
Uninsured discounts	204	42%	192	57%	395	44%	351	51%
Total uncompensated care	$485	100%	$339	100%	$901	100%	$684	100%

As reflected on the tables above in All Acute Care Hospitals, the provision for doubtful accounts at our acute care hospitals amounted to approximately $187 million and $179 million during the three-month periods ended June 30, 2017 and 2016, respectively, and $368 million and $319 million during the six-month period ended June 30, 2017 and 2016, respectively.

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

Estimated cost of providing uncompensated care

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Amounts in millions	2017	2016	2017	2016
Estimated cost of providing charity care	$37	$23	$68	$49
Estimated cost of providing uninsured discounts related care	27	29	53	51
Estimated cost of providing uncompensated care	$64	$52	$121	$100

Behavioral Health Services

Our Same Facility basis results (which is a non-GAAP measure), which include the operating results for facilities and businesses operated in both the current year and prior year period, neutralize (if applicable) the effect of items that are non-operational in nature including items such as, but not limited to, gains/losses on sales of assets and businesses, impacts of settlements, legal judgments and lawsuits, impairments of long-lived assets and other amounts that may be reflected in the current or prior year financial statements that relate to prior periods. Our Same Facility basis results reflected on the tables below also exclude from net revenues and other operating expenses, provider tax assessments incurred in each period as discussed below Sources of Revenue-Various State Medicaid Supplemental Payment Programs. However, these provider tax assessments are included in net revenues and other operating expenses as reflected in the table below under All Behavioral Health Care Services. The provider tax assessments had no impact on the income before income taxes as reflected on the tables below since the amounts offset between net revenues and other operating expenses. To obtain a complete understanding of our financial performance, the Same Facility results should be examined in connection with our net income as determined in accordance with GAAP and as presented in the condensed consolidated financial statements and notes thereto as contained in this Quarterly Report on Form 10-Q.

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the three and six-month periods ended June 30, 2017 and 2016 (dollar amounts in thousands):

Same Facility—Behavioral Health

	Three months ended June 30, 2017		Three months ended June 30, 2016		Six months ended June 30, 2017		Six months ended June 30, 2016
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,209,123		$1,184,696		$2,390,357		$2,349,621
Less: Provision for doubtful accounts	28,047		29,109		58,662		58,897
Net revenues	1,181,076	100.0%	1,155,587	100.0%	2,331,695	100.0%	2,290,724	100.0%
Operating charges:
Salaries, wages and benefits	590,987	50.0%	564,335	48.8%	1,174,551	50.4%	1,125,008	49.1%
Other operating expenses	233,260	19.7%	222,502	19.3%	458,255	19.7%	436,619	19.1%
Supplies expense	48,896	4.1%	48,524	4.2%	96,657	4.1%	96,623	4.2%
Depreciation and amortization	33,633	2.8%	33,006	2.9%	66,632	2.9%	65,749	2.9%
Lease and rental expense	10,920	0.9%	10,746	0.9%	21,497	0.9%	21,815	1.0%
Subtotal-operating expenses	917,696	77.7%	879,113	76.1%	1,817,592	78.0%	1,745,814	76.2%
Income from operations	263,380	22.3%	276,474	23.9%	514,103	22.0%	544,910	23.8%
Interest expense, net	439	0.0%	438	0.0%	1,162	0.0%	882	0.0%
Income before income taxes	$262,941	22.3%	$276,036	23.9%	$512,941	22.0%	$544,028	23.7%

Three-month periods ended June 30, 2017 and 2016:

On a same facility basis during the second quarter of 2017, as compared to the second quarter of 2016, net revenues generated from our behavioral health services increased $25 million, or 2.2%, to $1.18 billion from $1.16 billion. Income before income taxes decreased $13 million or 5% to $263 million or 22.3% of net revenues during the three-month period ended June 30, 2017, as compared to $276 million or 23.9% of net revenues during the comparable quarter of 2016.

During the three-month period ended June 30, 2017, net revenue per adjusted admission decreased 1.4% and net revenue per adjusted patient day increased 0.9%, as compared to the comparable quarter of 2016. On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities each increased 3.7% during the three-month period ended June 30, 2017 as compared to the comparable quarter of 2016. Patient days and adjusted patient days each increased 1.4% during the three-month period ended June 30, 2017 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 12.8 days and 13.1 days during the three-month periods ended June 30, 2017 and 2016, respectively. The occupancy rate, based on the average available beds at these facilities, was 77% during each of the three-month periods ended June 30, 2017 and 2016.

Six-month periods ended June 30, 2017 and 2016:

On a same facility basis during the first six months of 2017, as compared to the comparable period of 2016, net revenues generated from our behavioral health services increased $41 million, or 1.8%, to $2.33 billion from $2.29 billion. Income before income taxes decreased $31 million or 6% to $513 million or 22.0% of net revenues during the six-month period ended June 30, 2017, as compared to $544 million or 23.7% of net revenues during the comparable period of 2016.

During the six-month period ended June 30, 2017, net revenue per adjusted admission decreased 1.2% and net revenue per adjusted patient day increased 1.0%, as compared to the comparable period of 2016. On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities each increased 3.1% during the six-month period ended June 30, 2017 as compared to the comparable period of 2016. Patient days and adjusted patient days each increased 0.8% during the six-month period ended June 30, 2017 as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 12.8 days and 13.0 days during the six-month periods ended June 30, 2017 and 2016, respectively. The occupancy rate, based on the average available beds at these facilities, was 77% during each of the six-month periods ended June 30, 2017 and 2016.

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

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care services during the three and six-month periods ended June 30, 2017 and 2016. These amounts include: (i) our behavioral health care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the results of facilities acquired or opened during the past twelve months including the behavioral health care facilities acquired in the U.K. in connection with our acquisition of Cambian Group, PLC’s adult services division which was acquired in late December, 2016.  Dollar amounts below are reflected in thousands.

	Three months ended June 30, 2017		Three months ended June 30, 2016		Six months ended June 30, 2017		Six months ended June 30, 2016
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,270,547		$1,203,826		$2,520,295		$2,394,916
Less: Provision for doubtful accounts	27,986		29,071		59,612		59,115
Net revenues	1,242,561	100.0%	1,174,755	100.0%	2,460,683	100.0%	2,335,801	100.0%
Operating charges:
Salaries, wages and benefits	622,829	50.1%	567,280	48.3%	1,236,678	50.3%	1,132,152	48.5%
Other operating expenses	268,241	21.6%	240,714	20.5%	522,719	21.2%	477,729	20.5%
Supplies expense	49,984	4.0%	48,664	4.1%	99,020	4.0%	97,000	4.2%
Depreciation and amortization	37,564	3.0%	33,887	2.9%	74,509	3.0%	67,419	2.9%
Lease and rental expense	11,358	0.9%	10,856	0.9%	22,518	0.9%	22,118	0.9%
Subtotal-operating expenses	989,976	79.7%	901,401	76.7%	1,955,444	79.5%	1,796,418	76.9%
Income from operations	252,585	20.3%	273,354	23.3%	505,239	20.5%	539,383	23.1%
Interest expense, net	439	0.0%	438	0.0%	1,162	0.0%	882	0.0%
Income before income taxes	$252,146	20.3%	$272,916	23.2%	$504,077	20.5%	$538,501	23.1%

Three-month periods ended June 30, 2017 and 2016:

During the three-month period ended June 30, 2017, as compared to the comparable prior year quarter, net revenues generated from our behavioral health services increased $68 million or 5.8% due to: (i) the above-mentioned $25 million or 2.2% increase in net revenues on a same facility basis, and; (ii) $43 million of other combined net increases consisting primarily of the revenues generated at the facilities acquired in the U.K. in late December 2016 in connection with our acquisition of Cambian Group, PLC’s adult services division, partially offset by a $7 million decrease due to a prior year, Medicaid disproportionate share hospital revenue adjustment related to a certain state recorded during the second quarter of 2017.

Income before income taxes decreased $21 million or 8% to $252 million or 20.3% of net revenues during the second quarter of 2017 as compared to $273 million or 23.2% during the second quarter of 2016. Included in these results are the following:

•	a $13 million decrease at our behavioral health care facilities on a same facility basis, as discussed above;
•

a $13 million decrease due to: (i) a prior year, Medicaid disproportionate share hospital revenue adjustment related to a certain state recorded during the second quarter of 2017 ($7 million), and; (ii) increased professional and general liability expense relating to prior years that was recorded during the second quarter of 2017, based upon a reserve analysis ($6 million), and;

•

other combined net increase of $5 million consisting primarily of the income generated during the second quarter of 2017 at the facilities acquired in the Cambian Group, PLC’s adult services transaction in December, 2016.

Six-month periods ended June 30, 2017 and 2016:

During the six-month period ended June 30, 2017, as compared to the comparable prior year period, net revenues generated from our behavioral health services increased $125 million or 5.3% due to: (i) the above-mentioned $41 million or 1.8% increase in net revenues on a same facility basis; (ii) $84 million of other combined net increases consisting primarily of the revenues generated at the facilities acquired in the U.K. in late December 2016 in connection with our acquisition of Cambian Group, PLC’s adult services division, partially offset by a $7 million decrease due to a prior year, Medicaid disproportionate share hospital revenue adjustment related to a certain state recorded during the second quarter of 2017.

Income before income taxes decreased $34 million or 6% to $504 million or 20.5% of net revenues during the first six months of 2017 as compared to $539 million or 23.1% during comparable period of 2016. Included in these results are the following:

•	a $31 million decrease at our behavioral health care facilities on a same facility basis, as discussed above;
•

a $13 million decrease due to: (i) a prior year, Medicaid disproportionate share hospital revenue adjustment related to a certain state recorded during the second quarter of 2017 ($7 million), and; (ii) increased professional and general liability expense relating to prior years that was recorded during the second quarter of 2017, based upon a reserve analysis ($6 million), and;

•

other combined net increase of $10 million consisting primarily of the income generated during the first six months of 2017 at the facilities acquired in the Cambian Group, PLC’s adult services transaction in December, 2016.

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

The following table shows the approximate percentages of net patient revenue for the three and six-month periods ended June 30, 2017 and 2016 presented on: (i) a combined basis for both our acute care and behavioral health facilities; (ii) for our acute care facilities only, and; (iii) for our behavioral health facilities only. Net patient revenue is defined as revenue from all sources after deducting contractual allowances and discounts from established billing rates, which we derived from various sources of payment for the periods indicated.

Acute Care and Behavioral Health Facilities Combined	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Third Party Payors:
Medicare	18%	20%	19%	20%
Medicaid	12%	12%	11%	12%
Managed Care (HMO and PPOs)	57%	57%	56%	56%
Other Sources	13%	11%	14%	12%
Total	100%	100%	100%	100%

Acute Care Facilities	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Third Party Payors:
Medicare	24%	25%	25%	26%
Medicaid	6%	7%	6%	7%
Managed Care (HMO and PPOs)	65%	66%	63%	64%
Other Sources	5%	2%	6%	3%
Total	100%	100%	100%	100%

Behavioral Health Facilities	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Third Party Payors:
Medicare	12%	14%	13%	14%
Medicaid	15%	16%	15%	16%
Managed Care (HMO and PPOs)	48%	48%	48%	48%
Other Sources	25%	22%	24%	22%
Total	100%	100%	100%	100%

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

In August, 2017, CMS published its IPPS 2018 final payment rule which provides for a 2.9% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform mandated adjustments are considered, without consideration for the decreases related to the required Medicare Disproportionate Share Hospital (“DSH”) payment changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments would approximate 2.3%. Including the estimated decrease to our DSH payments (approximating 0.1%) and certain other adjustments, we estimate our overall increase from the final IPPS 2018 rule (covering the period of October 1, 2017 through September 30, 2018) will approximate 1.8%. This projected impact from the IPPS 2018 final rule includes an increase of approximately 0.5% to partially restore cuts made as a result of the American Taxpayer Relief Act of 2012, as required by the 21st Century Cures Act but excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, and Bipartisan Budget Act of 2015, as discussed below.  CMS will also begin using uncompensated care data from the 2014 hospital cost report Worksheet S-10, one-third weighting as part of the proxy methodology to allocate approximately $7 billion in the DSH Uncompensated Care Pool. This final rule change will result in wide variations among all hospitals nationwide in the distribution of these DSH funds compared to previous years. As a result of this final change by CMS, we could incur a material decrease in our DSH payments in federal fiscal year 2019 and forward if CMS increases the weighting of the Worksheet S-10 data in the DSH Pool allocation methodology.

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

In August, 2017, CMS published its Psych PPS final rule for the federal fiscal year 2018. Under this final rule, payments to our psychiatric hospitals and units are estimated to increase by 1.25% compared to federal fiscal year 2017. This amount includes the effect of the 2.6% market basket update less a 0.75% adjustment as required by the ACA and a 0.6% productivity adjustment.

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

In July, 2017, CMS published its OPPS proposed rule for 2018. The hospital market basket increase is 2.9%. The Medicare statute requires a productivity adjustment reduction of 0.4% and 0.75% reduction to the 2017 OPPS market basket resulting in a 2018 OPPS market basket update at 1.75%. When other statutorily required adjustments and hospital patient service mix are considered, we estimate that our overall Medicare OPPS update for 2018 will aggregate to a net increase of 2.8% which includes a -1.0% decrease to behavioral health division partial hospitalization rates. When the behavioral health division’s partial hospitalization rate impact is excluded, we estimate that our Medicare 2018 OPPS payments will result in a 2.8% increase in payment levels for our acute care division, as compared to 2017.  Additionally, the Medicare inpatient-only (IPO) list includes procedures that are only paid under the Hospital Inpatient Prospective Payment System. Each year, CMS uses established criteria to review the IPO list and determine whether or not any procedures should be removed from the list. CMS is proposing to remove total knee arthroplasty (TKA) from the IPO list effective January 1, 2018. The 2018 OPPS/ASC proposed rule also seeks comment regarding whether partial and total hip arthroplasty should also be removed from the IPO list. While we are unable to estimate the impact of these IPO changes on our future results of operations, the migration of TKA procedures from inpatient setting to an outpatient setting will result in a decrease to Medicare payments for this procedure.

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

We receive revenues from various state and county based programs, including Medicaid in all the states in which we operate (we receive Medicaid revenues in excess of $100 million annually from each of Texas, Washington, D.C., California, Nevada, Pennsylvania, Illinois, and Massachusetts); CMS-approved Medicaid supplemental programs in certain states including Texas, Mississippi, Illinois, Oklahoma, Nevada, Arkansas, California and Indiana, and; state Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

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

Summary of Amounts Related To The Above-Mentioned Various State Medicaid Supplemental Payment Programs:

The following table summarizes the revenues, Provider Taxes and net benefit related to each of the above-mentioned Medicaid supplemental programs for the three and six-month periods ended June 30, 2017 and 2016. The Provider Taxes are recorded in other operating expenses on the Condensed Consolidated Statements of Income as included herein.

	(amounts in millions)
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Texas UC/UPL:
Revenues	$19	$14	$35	$30
Provider Taxes	(4)	(2)	(7)	(3)
Net benefit	$15	$12	$28	$27

Texas DSRIP:
Revenues	$7	$16	$7	$16
Provider Taxes	(3)	(6)	(3)	(6)
Net benefit	$4	$10	$4	$10

Various other state programs:
Revenues	$56	$51	$110	$109
Provider Taxes	(33)	(31)	(65)	(66)
Net benefit	$23	$20	$45	$43

Total all Provider Tax programs:
Revenues	$82	$81	$152	$155
Provider Taxes	(40)	(39)	(75)	(75)
Net benefit	$42	$42	$77	$80

We estimate that our aggregate net benefit from the Texas and various other state Medicaid supplemental payment programs will approximate $149 million (net of Provider Taxes of $159 million) during the year ended December 31, 2017. This estimate is based upon various terms and conditions that are out of our control including, but not limited to, the states’/CMS’s continued approval of the programs and the applicable hospital district or county making IGTs consistent with 2016 levels. Future changes to these terms and conditions could materially reduce our net benefit derived from the programs which could have a material adverse impact on our future consolidated results of operations.  In addition, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our future consolidated results of operations.

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

In connection with these DSH programs, included in our financial results was an aggregate of approximately $7 million and $10 million during the three-month periods ended June 30, 2017 and 2016, respectively and $17 million during each of the six-month periods ended June 30, 2017 and 2016, respectively.  We expect reimbursements` to our hospitals, pursuant to the 2017 fiscal year programs for Texas and South Carolina, to be at amounts similar to each state’s 2016 fiscal year amounts.

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

In connection with this program, included in our financial results was approximately $5 million and $1 million during the three-month periods ended June 30, 2017 and 2016, respectively and $10 million and $5 million during the six-month periods ended June 30, 2017 and 2016, respectively.  Assuming the program is approved for the state’s 2018 fiscal year, we estimate that our reimbursements pursuant to this program will approximate $20 million during the year ended December 31, 2017.

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

Massachusetts Health Safety Net Care Pool (“SCNP”)

Included in our financial results for the three and six-month periods ended June 30, 2017 was a $7 million pre-tax charge incurred to establish a reserve related to Massachusetts Health SNCP payments received by certain of our behavioral health facilities during the period October, 2014 through December, 2016.  SNCP payments are made by Massachusetts under the current CMS approved Section 1115 Medicaid Waiver available to Institutions of Medical Disease.  During the second quarter of 2017, we received notification that such payments are subject to a retroactively applied uncompensated care cost limit protocol.

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

In connection with the implementation of EHR applications at our acute care hospitals, our consolidated results of operations include net pre-tax charges of $7 million and $9 million during the three-month periods ended June 30, 2017 and 2016, respectively, and $15 million and $17 million during the six-month periods ended June 30, 2017 and 2016, respectively. These net pre-tax charges consisted of depreciation and amortization expense related to the costs incurred for the purchase and development of the application, net of the portion of the net expense that was attributable to noncontrolling interests.

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

Other Operating Results

Interest Expense:

As reflected on the schedule below, interest expense was $36 million and $30 million during the three-month periods ended June 30, 2017 and 2016, respectively, and $71 million and $60 million during the six-month periods ended June 30, 2017 and 2016, respectively (amounts in thousands):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Revolving credit & demand notes (a.)	$2,575	$1,744	$5,079	$3,339
$400 million, 7.125% Senior Notes due 2016 (b.)	-	4,907	-	12,031
$300 million, 3.75% Senior Notes due 2019	2,812	2,813	5,625	5,625
$700 million, 4.75% Senior Notes due 2022, net (c.)	8,071	5,040	16,140	8,603
$400 million, 5.00% Senior Notes due 2026 (d.)	5,000	1,556	10,000	1,556
Term loan facility A (a.)	11,669	8,627	22,302	16,974
Accounts receivable securitization program (e.)	1,876	1,207	3,496	2,410
Subtotal-revolving credit, demand notes, Senior Notes, term loan facility and accounts receivable securitization program	32,003	25,894	62,642	50,538
Interest rate swap expense, net	773	2,191	2,091	4,460
Amortization of financing fees	2,225	1,869	4,451	3,649
Other combined interest expense	1,161	1,267	2,641	2,565
Capitalized interest on major projects	(230)	(766)	(373)	(1,127)
Interest income	(12)	(13)	(25)	(43)
Interest expense, net	$35,920	$30,442	$71,427	$60,042

(a.)

In June, 2016, we entered into a fifth amendment to our credit agreement dated November 15, 2010, as amended, to increase the size of the Term Loan A facility by $200 million.  Interest rates were not impacted by this amendment.  The credit agreement, as amended, which is scheduled to expire in August, 2019, consists of: (i) an $800 million revolving credit facility ($455 million of outstanding borrowings as of June 30, 2017, and; (ii) a Term Loan A facility with $1.82 billion outstanding as of June 30, 2017.

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

(d.)	In June, 2016, we completed the offering of $400 million aggregate principal amount of 5.00% Senior Notes due in 2026.
(e.)	In July, 2017, we amended our accounts receivable securitization program, which is scheduled to expire in December, 2018, to increase the borrowing limit to $440 million from $400 million.

Interest expense increased $5 million during the three-month period ended June 30, 2017, and $11 million during the six-month period ended June 30, 2017, as compared to the comparable periods of 2016.  The $5 million increase in interest expense during the three-month period ended June 30, 2017, as compared to the three-month period ended June 30, 2016, was due primarily to: (i) a $6 million increase in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facility and accounts receivable securitization program resulting from an increase in the aggregate average outstanding borrowings ($4.0 billion during the three months ended June 30, 2017 as compared to $3.55 billion in the comparable 2016 period), as well as an increase in our aggregate average cost of borrowings pursuant to these facilities (3.2% during the three months ended June 30, 2017 as compared to 2.9% in the comparable period of 2016), partially offset by; (ii) a $1 million decrease in the interest rate swap expense.

The $11 million increase in interest expense during the six-month period ended June 30, 2017, as compared to the six-month period ended June 30, 2016, was primarily due to: (i) a $12 million increase in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facility and accounts receivable securitization program resulting from an increase in the aggregate average outstanding borrowings ($4.02 billion during the six months ended June 30, 2017 as compared to $3.46 billion in the comparable 2016 period), as well as an increase in our aggregate average cost of borrowings pursuant to these facilities (3.1% during the six months ended June 30, 2017 as compared to 2.9% in the comparable period of 2016); (ii) a $1 million increase in amortization of financing fees, partially offset by; (iii) a $2 million decrease in our interest rate swap expense.

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three and six-month periods ended June 30, 2017 and 2016 (dollar amounts in thousands):

	Three months ended		Six month ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Provision for income taxes	$103,883	$107,397	$211,782	$218,402
Income before income taxes	294,271	302,846	612,697	629,570
Effective tax rate	35.3%	35.5%	34.6%	34.7%

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

The effective tax rates, as calculated by dividing the provision for income taxes by the difference in income before income taxes, minus net income attributable to noncontrolling interests, were as follows for the three and six-month periods ended June 30, 2017 and 2016 (dollar amounts in thousands):

	Three months ended		Six month ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Provision for income taxes	$103,883	$107,397	$211,782	$218,402

Income before income taxes	294,271	302,846	612,697	629,570
Less: Net income attributable to noncontrolling interests	(4,994)	(9,872)	(9,466)	(34,832)
Income before income taxes and after net income
attributable to noncontrolling interests	289,277	292,974	603,231	594,738
Effective tax rate	35.9%	36.7%	35.1%	36.7%

The decrease in the effective tax rate during the three and six-month periods ended June 30, 2017, as compared to the comparable periods of 2016, was due primarily to: (i)  reductions in the provision for income taxes of $1 million and $8 million during the three and six-month periods ended June 30, 2017, respectively, resulting from our January 1, 2017 adoption of ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, as discussed herein, and; (ii) lower effective income tax rates applicable to the income generated during the three and six-month periods of 2017 at the behavioral health care facilities located in the U.K. that were acquired in late December, 2016 in connection with our acquisition of Cambian Group, PLC’s adult services division.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $534 million during the six-month period ended June 30, 2017 and $836 million during the comparable period of 2016. The net decrease of $302 million was primarily attributable to the following:

•	a favorable change of $13 million due to an increase in net income plus/minus depreciation and amortization expense and stock-based compensation;
•	an unfavorable change of $217 million in other working capital accounts resulting primarily from changes in accrued compensation and accounts payable due to timing of disbursements;
•	an unfavorable change of $92 million in cash flows from forward exchange contracts related to our investments in the United Kingdom;
•	a favorable change of $47 million in accounts receivable;
•	an unfavorable change of $24 million in accrued and deferred income taxes, and;
•	$29 million of other combined net unfavorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the six-month periods. The result is divided into the accounts receivable balance at June 30th of each year to obtain the DSO. Our DSO were 50 days at each of June 30, 2017 and June 30, 2016.

Our accounts receivable as of June 30, 2017 and December 31, 2016 include amounts due from Illinois of approximately $49 million and $38 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $31 million as of June 30, 2017 and $25 million as of December 31, 2016, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. Although the accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due to us from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

Net cash used in investing activities

The $305 million of net cash used in investing activities during the first six months of 2017 consisted of:

•	$262 million spent on capital expenditures;

•	$20 million spent to acquire businesses and property;

•	$19 million spent on the purchase and implementation of an information technology application, and;

•	$3 million spent to increase the statutorily required capital reserves of our commercial insurance subsidiary.

The $275 million of net cash used in investing activities during the first six months of 2016 consisted of:

•	$248 million spent on capital expenditures, and;

•	$28 million spent to acquire businesses and property.

Net cash used in financing activities

During the first six months of 2017, we used $197 million of net cash in financing activities as follows:

•	spent $46 million on net repayments of debt as follows: (i) $44 million related to our term loan A facility, and; (ii) $2 million related to other debt facilities;
•	generated $22 million of proceeds related to new borrowings pursuant to our on demand credit facility ($20 million) and accounts receivable securitization program ($1 million);
•

spent $147 million to repurchase shares of our Class B Common Stock in connection with: (i) income tax withholding obligations related to stock-based compensation programs ($12 million), and; (ii) open market purchases pursuant to our $800 million stock repurchase program ($135 million);

•	spent $11 million to pay profit distributions related to noncontrolling interests in majority owned businesses;
•	spent $19 million to pay quarterly cash dividends of $.10 per share, and;
•	generated $5 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

During the first six months of 2016, we used $564 million of net cash in financing activities as follows:

•

spent $843 million on net repayments of debt as follows: (i) $400 million related to the 7.125% senior secured notes that matured in June, 2016; (ii) $300 million related to our revolving credit facility; (iii) $120 million related to our accounts receivable securitization program; (iv) $22 million related to our term loan A facility, and; (v) $1 million related to other debt facilities;

•

generated $1.022 billion of proceeds related to new borrowings as follows; (i) $412 million received in connection with the issuance of additional 4.75% senior secured notes due in 2022; (ii) $400 million received from the issuance of 5.0% senior secured notes due in 2026; (iii) $200 million of additional borrowings pursuant to our term loan A facility, and; (iv) $10 million of additional borrowings pursuant to our short-term, on-demand credit facility;

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

2017 Expected Capital Expenditures:

During the remaining six months of 2017, we expect to spend approximately $265 million to $290 million on capital expenditures which includes expenditures for capital equipment, renovations and new projects at existing hospitals. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

On June  7, 2016, we entered into a  Fifth Amendment (the “Fifth Amendment”) to our credit agreement dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012, May 16, 2013 and August 7, 2014, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders (“Credit Agreement”). The Fifth Amendment increased the size of the term loan A facility by $200 million and those proceeds were utilized to repay outstanding borrowings under the revolving credit facility of the Credit Agreement. The Credit Agreement, as amended, which is scheduled to mature in August, 2019, consists of: (i) an $800 million revolving credit facility ($455 million of borrowings outstanding as of June 30, 2017), and; (ii) a term loan A facility with $1.820 billion of borrowings outstanding as of June 30, 2017.

Borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit and term loan-A borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit and term loan-A borrowings. As of June 30, 2017, the applicable margins were 0.50% for ABR-based loans and 1.50% for LIBOR-based loans under the revolving credit and term loan-A facilities.

As of June 30, 2017, we had $455 million of borrowings outstanding pursuant to the terms of our $800 million revolving credit facility and we had $277 million of available borrowing capacity net of $33 million of outstanding letters of credit and $35 million of outstanding borrowings pursuant to a short-term, on-demand credit facility. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, certain real estate assets and assets held in joint-ventures with third-parties) and our material subsidiaries and guaranteed by our material subsidiaries.

Pursuant to the terms of the Credit Agreement, term loan-A installment payments of approximately $22 million per quarter commenced during the fourth quarter of 2016 and are scheduled through June, 2019.  Previously, approximately $11 million of quarterly installment payments were made from the fourth quarter of 2014 through the third quarter of 2016.

In July, 2017, we amended our accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks to increase the borrowing capacity to $440 million from $400 million previously.  Pursuant to the terms of our Securitization program, on which the scheduled maturity date of December, 2018 remained unchanged, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At June 30, 2017, we had $400 million of outstanding borrowings pursuant to the terms of the Securitization.

As of June 30, 2017, we had combined aggregate principal of $1.4 billion from the following senior secured notes:

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

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of June 30, 2017.

At June 30, 2017, the net carrying value and fair value of our debt were approximately $4.1 billion and $4.2 billion, respectively. At December 31, 2016, the carrying value and fair value of our debt were each approximately $4.1 billion.  The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was 46% at June 30, 2017 and 48% at December 31, 2016.

We expect to finance all capital expenditures and acquisitions, pay dividends and potentially repurchase shares of our common stock utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing revolving credit facility or through refinancing the existing revolving credit agreement; (ii) the issuance of other long-term debt, and/or; (iii) the issuance of equity. We believe that our operating cash flows, cash and cash equivalents, available borrowing capacity under our $800 million revolving credit facility and $440 million accounts receivable securitization program, as well as access to the capital markets, provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months. However, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Off-Balance Sheet Arrangements

During the three months ended June 30, 2017, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2016.

As of June 30, 2017 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $122 million consisting of: (i) $114 million related to our self-insurance programs, and; (ii) $8 million of other debt and public utility guarantees.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended June 30, 2017. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.   Controls and Procedures

As of June 30, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration (“AHCA”) subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the Medicare suspension remains in effect. In June 2017, AHCA advised that while they were maintaining the suspension for dual eligible and cross-over Medicare beneficiaries, the Medicaid payment suspension was lifted effective June 27, 2017. We cannot predict if and/or when the facility’s remaining suspended payments will resume in total. Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during the three and six-month periods ended June 30, 2017 or the year ended December 31, 2016, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

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

Litigation:

U.S. ex rel Escobar v. Universal Health Services, Inc. et.al.

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

Shareholder Class Action

In December 2016 a purported shareholder class action lawsuit was filed in U.S. District Court for the Central District of California against UHS, and certain UHS officers alleging violations of the federal securities laws.  Plaintiff alleges that defendants violated federal securities laws relating to the disclosures made in public filings associated with practices at our behavioral health facilities.  The case was originally filed as Heed v. Universal Health Services, Inc. et. al. (Case No. 2:16-CV-09499-PSG-JC). The court subsequently appointed Teamsters Local 456 Pension Fund and Teamsters Local 456 Annuity Fund to serve as lead plaintiffs.  The case has been transferred to the U.S. District Court for the Eastern District of Pennsylvania and the style of the case has been changed to Teamsters Local 456 Pension Fund, et. al. v. Universal Health Services, Inc. et. al. (Case No. 2:17-CV-02817-LS). We deny liability and intend to defend ourselves vigorously. At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

Shareholder Derivative Cases

In March 2017, a shareholder derivative suit was filed by plaintiff David Heed in the Court of Common Pleas of Philadelphia County. A notice of removal to the United States District Court for the Eastern District of Pennsylvania has been filed. Plaintiff has filed a motion to remand. The suit alleges breaches of fiduciary duties and other allegedly wrongful conduct by the members of the Board of Directors and certain officers of Universal Health Services, Inc. relating to practices at our behavioral health facilities. UHS has been named as a nominal defendant in the case. (Case No. 2:17-cv-01476-LS).  In May, June and July 2017, additional shareholder derivative suits were filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in those cases are: Central Laborers’ Pension Fund (Case No. 17-cv-02187-LS); Firemen’s Retirement System of St. Louis (Case No. 17—cv-02317-LS); Waterford Township Police & Fire Retirement System (Case No. 17-cv-02595-LS); and Amalgamated Bank Longview Funds (Case No. 17-cv-03404-LS). The Fireman’s Retirement System case has since been voluntarily dismissed. In addition, a shareholder derivative case was filed in Chancery Court in Delaware by the Delaware County Employees’ Retirement Fund (Case No. 2017-0475-

JTL). These additional cases make substantially similar allegations and claims based upon alleged violations of federal securities laws as well common law causes of action against the individual defendants. All of these additional cases have also named all members of the UHS Board of Directors as well as certain officers of the Company.  The defendants deny liability and intend to defend these cases vigorously.  At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with these matters.

Disproportionate Share Hospital Payment Matter:

In late September, 2015, many hospitals in Pennsylvania, including seven of our behavioral health care hospitals located in the state, received letters from the Pennsylvania Department of Human Services (the “Department”) demanding repayment of allegedly excess Medicaid Disproportionate Share Hospital payments (“DSH”) for the federal fiscal year 2011 (“FFY2011”) amounting to approximately $4 million in the aggregate.  In September, 2016, we received similar requests for repayment for alleged DSH overpayments for FFY2012. We filed administrative appeals for all of our facilities contesting the recoupment efforts for FFYs 2011 and 2012 as we believe the Department’s calculation methodology is inaccurate and conflicts with applicable federal and state laws and regulations. The Department has agreed to postpone the recoupment of the state’s share of the DSH payments until all hospital appeals are resolved but started recoupment of the federal share. If the Department is ultimately successful in its demand related to FFY2011 and FFY2012, it could take similar action with regards to FFY2013 and FFY2014.  In July 2017, we began receiving similar requests for repayment of alleged DSH overpayments for FFY 2013. We will be filing administrative appeals consistent with those filed for FFYs 2011 and 2012. Due to a change in the Pennsylvania Medicaid State Plan and implementation of a CMS-approved Medicaid Section 1115 Waiver, we do not believe the methodology applied by the Department to FFY2011 and FFY2012 is applicable to reimbursements received for Medicaid services provided after January 1, 2015 by our behavioral health care facilities located in Pennsylvania. We can provide no assurance that we will ultimately be successful in our legal and administrative appeals related to the Department’s repayment demands.  If our legal and administrative appeals are unsuccessful, our future consolidated results of operations and financial condition could be adversely impacted by these repayments.

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

There is no expiration date for our stock repurchase program. As reflected below, during the three-month period ended June 30, 2017,  983,900 shares ($115.9 million in the aggregate) were repurchased pursuant to the terms of our stock repurchase program and 16,357 shares were repurchased in connection with income tax withholding obligations resulting from the exercise of stock options and the vesting of restricted stock grants.

During the period of April 1, 2017 through June 30, 2017, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid for shares purchased as part of publicly announced program (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands)
April 2017	—	46,696	—	N/A	40,000	$120.46	$4,819	—	$269,866
May, 2017	—	637,578	—	N/A	630,000	$119.59	$75,340	—	$194,526
June, 2017	—	319,309	—	N/A	313,900	$113.88	$35,747	—	$158,779
Total April through June	—	1,003,583	—	N/A	983,900	$117.80	$115,906

Dividends

During the quarter ended June 30, 2017, we declared and paid dividends of $.10 per share.

Item 5.  Other Information

Based on the voting results on the Say on Frequency Vote at the 2017 Annual Meeting, the Board of Directors has determined that the Company will hold a vote on named executive officer compensation every three years.

Item 6.   Exhibits

(a) Exhibits:

10.1	Fifth Amendment to Amended and Restated Credit and Security Agreement, dated July 7, 2017.
10.2

Third Amended and Restated 2005 Stock Incentive Plan, as amended by the Amendment thereto, previously filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-218359), dated May 31, 2017, is incorporated herein by reference.

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

Universal Health Services, Inc.
(Registrant)

Date: August 7, 2017	/s/ Alan B. Miller
Alan B. Miller, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton, Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Fifth Amendment to Amended and Restated Credit and Security Agreement, dated July 7, 2017.
10.2

Third Amended and Restated 2005 Stock Incentive Plan, as amended by the Amendment thereto, previously filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-218359), dated May 31, 2017, is incorporated herein by reference.

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