Form 10-Q
period 2017-09-30
UNIVERSAL HEALTH SERVICES INC
filed 2017-11-08
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of October 31, 2017:

Class A	6,595,308
Class B	87,631,729
Class C	663,940
Class D	20,868

UNIVERSAL HEALTH SERVICES, INC.

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2017. This Report modifies and supersedes documents filed prior to this Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Report.

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

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net revenues before provision for doubtful accounts	$2,775,790	$2,610,911	$8,428,971	$7,869,352
Less: Provision for doubtful accounts	233,926	201,039	661,893	578,827
Net revenues	2,541,864	2,409,872	7,767,078	7,290,525
Operating charges:
Salaries, wages and benefits	1,251,528	1,149,729	3,725,786	3,428,801
Other operating expenses	628,523	597,270	1,868,076	1,744,849
Supplies expense	268,089	257,793	820,242	767,465
Depreciation and amortization	110,217	103,712	334,127	309,172
Lease and rental expense	26,197	23,799	77,413	73,057
	2,284,554	2,132,303	6,825,644	6,323,344
Income from operations	257,310	277,569	941,434	967,181
Interest expense, net	36,956	32,129	108,383	92,171
Income before income taxes	220,354	245,440	833,051	875,010
Provision for income taxes	74,992	88,175	286,774	306,577
Net income	145,362	157,265	546,277	568,433
Less: Net income attributable to noncontrolling interests	4,117	5,400	13,583	40,232
Net income attributable to UHS	$141,245	$151,865	$532,694	$528,201

Basic earnings per share attributable to UHS	$1.48	$1.56	$5.54	$5.43
Diluted earnings per share attributable to UHS	$1.47	$1.54	$5.50	$5.36

Weighted average number of common shares - basic	95,246	97,118	96,026	97,278
Add: Other share equivalents	731	1,203	771	1,257
Weighted average number of common shares and equivalents - diluted	95,977	98,321	96,797	98,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$145,362	$157,265	$546,277	$568,433
Other comprehensive income (loss):
Unrealized derivative gains (losses) on cash flow hedges	610	6,424	3,547	(11,644)
Amortization of terminated hedge	0	0	0	(167)
Unrealized gain (loss) on marketable security	(2,515)	(134)	1,645	(755)
Foreign currency translation adjustment	983	(10,973)	9,932	(9,150)
Other comprehensive income (loss) before tax	(922)	(4,683)	15,124	(21,716)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(711)	2,346	1,935	(4,681)
Total other comprehensive income (loss), net of tax	(211)	(7,029)	13,189	(17,035)
Comprehensive income	145,151	150,236	559,466	551,398
Less: Comprehensive income attributable to noncontrolling interests	4,117	5,400	13,583	40,232
Comprehensive income attributable to UHS	$141,034	$144,836	$545,883	$511,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$65,424	$33,747
Accounts receivable, net	1,452,018	1,439,553
Supplies	135,849	125,365
Other current assets	101,896	82,706
Total current assets	1,755,187	1,681,371

Property and equipment	7,769,073	7,314,437
Less: accumulated depreciation	(3,252,934)	(2,983,481)
	4,516,139	4,330,956
Other assets:
Goodwill	3,821,610	3,784,106
Deferred charges	10,385	13,520
Deferred income taxes	1,340	1,234
Other	534,699	506,615
Total Assets	$10,639,360	$10,317,802

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$112,757	$105,895
Accounts payable and accrued liabilities	1,284,740	1,209,329
Federal and state taxes	0	2,149
Total current liabilities	1,397,497	1,317,373

Other noncurrent liabilities	298,252	275,167
Long-term debt	3,927,396	4,030,230
Deferred income taxes	78,968	88,119

Redeemable noncontrolling interests	7,037	9,319

Equity:
UHS common stockholders’ equity	4,865,212	4,533,220
Noncontrolling interest	64,998	64,374
Total equity	4,930,210	4,597,594
Total Liabilities and Stockholders’ Equity	$10,639,360	$10,317,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Nine months ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$546,277	$568,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	334,127	309,172
Stock-based compensation expense	42,838	36,358
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	10,090	(6,836)
Accrued interest	(5,747)	3,303
Accrued and deferred income taxes	(20,177)	12,187
Other working capital accounts	23,729	124,987
Other assets and deferred charges	(21,798)	(11,451)
Other	(54,664)	58,040
Excess income tax benefits related to stock-based compensation	0	36,407
Accrued insurance expense, net of commercial premiums paid	80,814	66,049
Payments made in settlement of self-insurance claims	(57,224)	(60,137)
Net cash provided by operating activities	878,265	1,136,512

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(418,693)	(396,163)
Acquisition of property and businesses	(19,610)	(136,221)
Increase in capital reserves of commercial insurance subsidiary	(3,000)	0
Costs incurred for purchase and implementation of information technology application	(26,401)	0
Net cash used in investing activities	(467,704)	(532,384)

Cash Flows from Financing Activities:
Reduction of long-term debt	(143,526)	(814,971)
Additional borrowings	43,124	1,026,000
Acquisition of noncontrolling interests in majority owned businesses	0	(418,000)
Financing costs	(34)	(12,330)
Repurchase of common shares	(242,870)	(297,177)
Dividends paid	(28,776)	(29,197)
Issuance of common stock	7,637	6,379
Profit distributions to noncontrolling interests	(15,924)	(61,053)
Net cash used in financing activities	(380,369)	(600,349)

Effect of exchange rate changes on cash and cash equivalents	1,485	(3,263)

Increase in cash and cash equivalents	31,677	516
Cash and cash equivalents, beginning of period	33,747	61,228
Cash and cash equivalents, end of period	$65,424	$61,744

Supplemental Disclosures of Cash Flow Information:
Interest paid	$107,442	$82,883
Income taxes paid, net of refunds	$305,885	$259,174
Noncash purchases of property and equipment	$64,958	$45,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended September 30, 2017. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

The condensed consolidated interim financial statements include the accounts of our majority-owned subsidiaries and partnerships and limited liability companies controlled by us, or our subsidiaries, as managing general partner or managing member. The condensed consolidated interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments (consisting only of normal recurring adjustments) which, in our opinion, are necessary to fairly state results for the interim periods. Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, significant accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At September 30, 2017, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.  We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $900,000 and $800,000 during the three-month periods ended September 30, 2017 and 2016, respectively, and approximately $2.6 million and $2.4 million during the nine-month periods ended September 30, 2017 and 2016, respectively.

Our pre-tax share of income from the Trust was approximately $236,000 and $250,000 during the three-month periods ended September 30, 2017 and 2016, respectively, and approximately $2.3 million and $750,000 for the nine-month periods ended September 30, 2017 and 2016, respectively.  Included in our share of the Trust’s income for the nine months ended September 30, 2017, is our share of a gain realized by the Trust in connection with the divestiture of property that was completed during the first quarter of 2017.  The carrying value of this investment was approximately $8.4 million and $7.7 million at September 30, 2017 and December 31, 2016, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $59.5 million at September 30, 2017 and $51.7 million at December 31, 2016, based on the closing price of the Trust’s stock on the respective dates.

Total rent expense under the operating leases on the three hospital facilities reflected in the table below was approximately $4 million during each of the three months ended September 30, 2017 and 2016, and approximately $12 million for each of the nine-month periods ended September 30, 2017 and 2016. In addition, certain of our subsidiaries are tenants in several medical office buildings and two FEDs owned by the Trust or by limited liability companies in which the Trust holds 95% to 100% of the ownership interest.

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

In August, 2015, Marc D. Miller, our President and member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance.  During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO. Also in connection with this GPO agreement, we received shares of restricted stock of Premier which vest ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO.  We have elected to retain a portion of the previously vested shares of Premier, the market value of which is included in other assets on our consolidated balance sheet.  Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier on which the restrictions have lapsed was $24 million as of September 30, 2017 and $23 million as of December 31, 2016.

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

As of September 30, 2017, outside owners held noncontrolling, minority ownership interests of: (i) 20% in an acute care facility located in Washington, D.C.; (ii) approximately 11% in an acute care facility located in Texas; (iii) 20% and 30% in two behavioral health care facilities located in Pennsylvania and Ohio, respectively, and; (iv) approximately 5% in an acute care facility located in Nevada. The noncontrolling interest and redeemable noncontrolling interest balances of $65 million and $7 million, respectively, as of September 30, 2017, consist primarily of the third-party ownership interests in these hospitals.

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

(4) Long-term debt, Cash Flow Hedges and Foreign Currency Forward Exchange Contracts

Debt:

On June 7, 2016, we entered into a  Fifth Amendment (the “Fifth Amendment”) to our credit agreement dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012, May 16, 2013 and August 7, 2014, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders (“Credit Agreement”). The Fifth Amendment increased the size of the term loan A facility by $200 million and those proceeds were utilized to repay outstanding borrowings under the revolving credit facility of the Credit Agreement. The Credit Agreement, as amended, which is scheduled to mature in August, 2019, consists of: (i) an $800 million revolving credit facility ($380 million of borrowings outstanding as of September 30, 2017), and; (ii) a term loan A facility with $1.798 billion of borrowings outstanding as of September 30, 2017.

Borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit and term loan-A borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit and term loan-A borrowings. As of September 30, 2017, the applicable margins were 0.50% for ABR-based loans and 1.50% for LIBOR-based loans under the revolving credit and term loan-A facilities.

As of September 30, 2017, we had $380 million of borrowings outstanding pursuant to the terms of our $800 million revolving credit facility and we had $366 million of available borrowing capacity net of $33 million of outstanding letters of credit and $22 million of outstanding borrowings pursuant to a short-term, on demand-credit facility. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, certain real estate assets and assets held in joint-ventures with third-parties) and our material subsidiaries and guaranteed by our material subsidiaries.

Pursuant to the terms of the Credit Agreement, term loan-A quarterly installment payments of approximately $22 million commenced during the fourth quarter of 2016 and are scheduled through June, 2019.  Previously, approximately $11 million of quarterly installment payments were made from the fourth quarter of 2014 through the third quarter of 2016.

In July, 2017, we amended our accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks to increase the borrowing capacity to $440 million from $400 million previously.  Pursuant to the terms of our Securitization program, on which the scheduled maturity date of December, 2018 remained unchanged, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At September 30, 2017, we had $435 million of outstanding borrowings pursuant to the terms of the Securitization and $5 million of available borrowing capacity.

As of September 30, 2017, we had combined aggregate principal of $1.4 billion from the following senior secured notes:

•	$300 million aggregate principal amount of 3.75% senior secured notes due in August, 2019 (“2019 Notes”) which were issued on August 7, 2014.

•	$700 million aggregate principal amount of 4.75% senior secured notes due in August, 2022 (“2022 Notes”) which were issued as follows:
o	$300 million aggregate principal amount issued on August 7, 2014 at par.
o	$400 million aggregate principal amount issued on June 3, 2016 at 101.5% to yield 4.35%.

•	$400 million aggregate principal amount of 5.00% senior secured notes due in June, 2026 (“2026 Notes”) which were issued on June 3, 2016.

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

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of September 30, 2017.

At September 30, 2017, the carrying value and fair value of our debt were approximately $4.0 billion and $4.1 billion, respectively.  At December 31, 2016, the carrying value and fair value of our debt were each approximately $4.1 billion.  The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during 2016 and the first nine months of 2017 and determined the hedges to be highly effective. We also determined that any portion of the hedges deemed to be ineffective was de minimis and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. We do not anticipate nonperformance by our counterparties. We do not hold or issue derivative financial instruments for trading purposes.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from our counterparties.  We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At September 30, 2017, the fair value of our interest rate swaps was a net asset of $4 million, $1 million of which is included in net accounts receivable and $3 million of which is included in other assets on the accompanying balance sheet.  At December 31, 2016, the fair value of our interest rate swaps was de minimis on a net basis comprised of a $4 million asset which is included in other assets offset by a $4 million liability which is included in other current liabilities on the accompanying consolidated balance sheet.

Foreign Currency Forward Exchange Contracts:

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. The cash flows from these contracts are reported as operating activities in the consolidated statements of cash flows. In connection with these forward exchange contracts, we recorded net cash outflows of $72 million during the nine-month period ended September 30, 2017 and net cash inflows of $56 million during the nine-month period ended September 30, 2016.

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

Included in our financial results during the nine-month period ended September 30, 2017, pursuant to a reserve analysis which indicated unfavorable changes in our estimated future claims payments relating to prior years, we recorded a $15 million increase to our professional and general liability self-insurance reserves (recorded during the second quarter of 2017). As of September 30, 2017, the total accrual for our professional and general liability claims was $228 million, of which $54 million is included in current liabilities.  As of December 31, 2016, the total accrual for our professional and general liability claims was $207 million, of which $48 million is included in current liabilities.

As of September 30, 2017, the total accrual for our workers’ compensation liability claims was $70 million, of which $33 million is included in current liabilities. As of December 31, 2016, the total accrual for our workers’ compensation liability claims was $67 million, of which $33 million is included in current liabilities.

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

Property Insurance:

We have commercial property insurance policies for our properties covering catastrophic losses, including windstorm damage, up to a $1 billion policy limit, subject to a deductible ranging from $50,000 to $250,000 per occurrence. Losses resulting from named windstorms are subject to deductibles between 3% and 5% of the total insurable value of the property. In addition, we have commercial property insurance policies covering catastrophic losses resulting from earthquake and flood damage, each subject to aggregated loss limits (as opposed to per occurrence losses). Commercially insured earthquake coverage for our facilities is subject to various deductibles and limitations including: (i) $500 million limitation for our facilities located in Nevada; (ii) $130 million limitation for our facilities located in California; (iii) $100 million limitation for our facilities located in fault zones within the United States; (iv) $40 million limitation for our facility located in Puerto Rico, and; (v) $250 million limitation for many of our facilities located in other states. Deductibles for flood losses vary in amount, up to a maximum of $500,000, based upon location of the facility. Since certain of our facilities have been designated by our insurer as flood prone, we have elected to purchase policies from The National Flood Insurance Program.  Property insurance for our behavioral health facilities located in the U.K. are provided on an all risk basis up to a £1.29 billion policy limit, with coverage caps per location, that includes coverage for real and personal property as well as business interruption losses.

Other

Our accounts receivable as of September 30, 2017 and December 31, 2016 include amounts due from Illinois of approximately $52 million and $38 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $35 million as of September 30, 2017 and $25 million as of December 31, 2016, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. Although the accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due to us from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

As of September 30, 2017 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $120 million consisting of: (i) $113 million related to our self-insurance programs, and; (ii) $7 million of other debt and public utility guarantees.

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

Certain legal matters are described below:

Government Investigations:

UHS Behavioral Health

In February, 2013, the Office of Inspector General for the United States Department of Health and Human Services (“OIG”) served a subpoena requesting various documents from January, 2008 to the date of the subpoena directed at Universal Health Services, Inc. (“UHS”) concerning it and UHS of Delaware, Inc., and certain UHS owned behavioral health facilities including: Keys of Carolina, Old Vineyard Behavioral Health, The Meadows Psychiatric Center, Streamwood Behavioral Health, Hartgrove Hospital, Rock River Academy and Residential Treatment Center, Roxbury Treatment Center, Harbor Point Behavioral Health Center, f/k/a The Pines Residential Treatment Center, including the Crawford, Brighton and Kempsville campuses, Wekiva Springs Center and River Point Behavioral Health.   Prior to receipt of this subpoena, some of these facilities had received independent subpoenas from state or federal agencies. Subsequent to the February 2013 subpoenas, some of the facilities above have received additional, specific subpoenas or other document and information requests.  In addition to the OIG, the DOJ and various U.S. Attorneys’ and state Attorneys’ General Offices are also involved in this matter. Since February 2013, additional facilities have also received subpoenas and/or document and information requests or we have been notified are included in the omnibus investigation.  Those facilities include: National Deaf Academy, Arbour-HRI Hospital, Behavioral Hospital of Bellaire, St. Simons By the Sea, Turning Point Care Center, Salt Lake Behavioral Health, Central Florida Behavioral Hospital, University Behavioral Center, Arbour Hospital, Arbour-Fuller Hospital, Pembroke Hospital, Westwood Lodge, Coastal Harbor Health System, Shadow Mountain Behavioral Health, Cedar Hills Hospital, Mayhill Hospital, Southern Crescent Behavioral Health (Anchor Hospital and Crescent Pines campuses), Valley Hospital (AZ), Peachford Behavioral Health System of Atlanta, University Behavioral Health of Denton, and El Paso Behavioral Health System.

In October, 2013, we were advised that the DOJ’s Criminal Frauds Section had opened an investigation of River Point Behavioral Health and Wekiva Springs Center. Since that time, we have been notified that the Criminal Frauds section has opened investigations of National Deaf Academy, Hartgrove Hospital and UHS as a corporate entity. In April 2017, the DOJ’s Criminal Division issued a subpoena requesting documentation from Shadow Mountain Behavioral Health. In August 2017, Kempsville Center of Behavioral Health (a part of Harbor Point Behavioral Health previously identified above) received a subpoena requesting documentation.

In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration (“AHCA”) subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the Medicare suspension remains in effect. In June 2017, AHCA advised that while they were maintaining the suspension for dual eligible and cross-over Medicare beneficiaries, the Medicaid payment suspension was lifted effective June 27, 2017. We cannot predict if and/or when the facility’s remaining suspended payments will resume in total. Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during the three and nine-month periods ended September 30, 2017 or the year ended December 31, 2016, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

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

Shareholder Class Action

In December 2016 a purported shareholder class action lawsuit was filed in U.S. District Court for the Central District of California against UHS, and certain UHS officers alleging violations of the federal securities laws.  Plaintiff alleges that defendants violated federal securities laws relating to the disclosures made in public filings associated with practices at our behavioral health facilities.  The case was originally filed as Heed v. Universal Health Services, Inc. et. al. (Case No. 2:16-CV-09499-PSG-JC). The court subsequently appointed Teamsters Local 456 Pension Fund and Teamsters Local 456 Annuity Fund to serve as lead plaintiffs.  The case has been transferred to the U.S. District Court for the Eastern District of Pennsylvania and the style of the case has been changed to Teamsters Local 456 Pension Fund, et. al. v. Universal Health Services, Inc. et.al. (Case No. 2:17-CV-02817-LS). In September, 2017, Teamsters Local 456 Pension Fund filed an amended complaint. We deny liability and intend to defend ourselves vigorously. At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

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

Chowdary v. Universal Health Services, Inc., et. al.

This is a lawsuit filed in 1999 in state court in Hidalgo County, Texas by a physician and his professional associations alleging tortious interference with contractual relationships and retaliation against McAllen Medical Center in McAllen, Texas as well as Universal Health Services, Inc. The state court has entered a summary judgment order awarding plaintiff $3.85 million in damages.  With prejudgment interest, the total amount of the order amounts to approximately $8.5 million, for which a related expense and liability was included in our financial results for the three and nine-month periods ended September 30, 2017. A trial on punitive damages, emotional distress and attorneys’ fees remains to be conducted if the summary judgment order is not vacated.  The case has been removed to federal court.  Plaintiffs have filed a motion to remand.  Once the remand motion is decided, we will file a motion for reconsideration and/or new trial.  In the event the trial court does not grant the motion reversing the summary judgment order, we intend to appeal.

Disproportionate Share Hospital Payment Matter:

In late September, 2015, many hospitals in Pennsylvania, including seven of our behavioral health care hospitals located in the state, received letters from the Pennsylvania Department of Human Services (the “Department”) demanding repayment of allegedly excess Medicaid Disproportionate Share Hospital payments (“DSH”) for the federal fiscal year 2011 (“FFY2011”) amounting to approximately $4 million in the aggregate.  Since that time, we have received similar requests for repayment for alleged DSH overpayments for FFYs 2012 and 2013 aggregating to approximately $11 million. We filed administrative appeals for all of our facilities contesting the recoupment efforts for FFYs 2011 through 2013 as we believe the Department’s calculation methodology is inaccurate and conflicts with applicable federal and state laws and regulations. The Department has agreed to postpone the recoupment of the state’s share of the DSH payments until all hospital appeals are resolved but started recoupment of the federal share.  The Department will likely make similar repayment demand for FFY 2014. Due to a change in the Pennsylvania Medicaid State Plan and implementation of a CMS-approved Medicaid Section 1115 Waiver, we do not believe the methodology applied by the Department to FFYs 2011 through 2013 is applicable to reimbursements received for Medicaid services provided after January 1, 2015 by our behavioral health care facilities located in Pennsylvania. We can provide no assurance that we will ultimately be successful in our legal and administrative appeals related to the Department’s repayment demands.  If our legal and administrative appeals are unsuccessful, our future consolidated results of operations and financial condition could be adversely impacted by these repayments.

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

	Three months ended September 30, 2017
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$5,344,625	$2,257,231	$0	$7,601,856
Gross outpatient revenues	$3,199,066	$236,559	$0	$3,435,625
Total net revenues	$1,316,748	$1,224,548	$568	$2,541,864
Income/(loss) before allocation of corporate overhead and income taxes	$106,707	$228,673	$(115,026)	$220,354
Allocation of corporate overhead	$(45,680)	$(39,707)	$85,387	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$61,027	$188,966	$(29,639)	$220,354
Total assets as of September 30, 2017	$3,736,676	$6,610,811	$291,873	$10,639,360

	Nine months ended September 30, 2017
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$16,373,472	$6,689,368	$0	$23,062,840
Gross outpatient revenues	$9,780,173	$740,331	$0	$10,520,504
Total net revenues	$4,072,752	$3,685,230	$9,096	$7,767,078
Income/(loss) before allocation of corporate overhead and income taxes	$452,388	$732,749	$(352,086)	$833,051
Allocation of corporate overhead	$(137,031)	$(119,021)	$256,052	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$315,357	$613,728	$(96,034)	$833,051
Total assets as of September 30, 2017	$3,736,676	$6,610,811	$291,873	$10,639,360

	Three months ended September 30, 2016
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$4,647,578	$2,031,868	$0	$6,679,446
Gross outpatient revenues	$2,854,851	$217,571	$0	$3,072,422
Total net revenues	$1,253,866	$1,153,880	$2,126	$2,409,872
Income/(loss) before allocation of corporate overhead and income taxes	$97,542	$245,515	$(97,617)	$245,440
Allocation of corporate overhead	$(42,667)	$(38,719)	$81,386	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$54,875	$206,796	$(16,231)	$245,440
Total assets as of September 30, 2016	$3,581,425	$5,927,564	$164,650	$9,673,639

	Nine months ended September 30, 2016
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$14,295,797	$5,987,430	$0	$20,283,227
Gross outpatient revenues	$8,461,032	$668,457	$0	$9,129,489
Total net revenues	$3,794,341	$3,489,681	$6,503	$7,290,525
Income/(loss) before allocation of corporate overhead and income taxes	$420,832	$784,016	$(329,838)	$875,010
Allocation of corporate overhead	$(128,007)	$(116,161)	$244,168	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$292,825	$667,855	$(85,670)	$875,010
Total assets as of September 30, 2016	$3,581,425	$5,927,564	$164,650	$9,673,639

(a)

Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $111 million and $60 million for the three-month periods ended September 30, 2017 and 2016, respectively, and approximately $317 million and $185 million for the nine-month periods ended September 30, 2017 and 2016, respectively.  Total assets at our U.K. behavioral health care facilities were approximately $1.094 billion and $485 million as of September 30, 2017 and 2016, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for classes A, B, C and D common stockholders for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Basic and Diluted:
Net income attributable to UHS	$141,245	$151,865	$532,694	$528,201
Less: Net income attributable to unvested restricted share grants	(81)	(69)	(257)	(242)
Net income attributable to UHS – basic and diluted	$141,164	$151,796	$532,437	$527,959

Weighted average number of common shares - basic	95,246	97,118	96,026	97,278
Net effect of dilutive stock options and grants based on the treasury stock method	731	1,203	771	1,257
Weighted average number of common shares and equivalents - diluted	95,977	98,321	96,797	98,535
Earnings per basic share attributable to UHS:	$1.48	$1.56	$5.54	$5.43
Earnings per diluted share attributable to UHS:	$1.47	$1.54	$5.50	$5.36

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 5.6 million for the nine months ended September 30, 2017. The excluded weighted-average stock options totaled 8.0 million for the three months ended September 30, 2017.  The excluded weighted-average stock options totaled 2.0 million for the nine months ended September 30, 2016. There were no significant anti-dilutive stock options during the three months ended September 30, 2016.  All classes of our common stock have the same dividend rights.

Stock-Based Compensation:

During the three-month periods ended September 30, 2017 and 2016, compensation cost of $13.1 million and $11.1 million, respectively, was recognized related to outstanding stock options.  During the nine-month periods ended September 30, 2017 and 2016, compensation costs of $41.0 million and $34.7 million, respectively, was recognized related to outstanding stock options. In addition, during the three-month periods ended September 30, 2017 and 2016, compensation cost of approximately $432,000 (net of cancellations) and $390,000, respectively, was recognized related to restricted stock.  During the nine-month periods ended September 30, 2017 and 2016, compensation cost of approximately $1.0 million (net of cancellations) and $1.0 million, respectively, was recognized related to restricted stock.  As of September 30, 2017 there was $112.0 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 2.8 years. There were 2,992,725 stock options granted (net of cancellations) during the first nine months of 2017 with a weighted-average grant date fair value of $27.05 per share.  There were 20,557 shares of restricted shares granted during the first nine months of 2017 with a weighted-average grant date fair value of $121.41 per share.

The expense associated with share-based compensation arrangements is a non-cash charge. In the Condensed Consolidated Statements of Cash Flows, share-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $42.8 million and $36.4 million during the nine-month periods ended September 30, 2017 and 2016, respectively.

(8) Dispositions and acquisitions and purchase of third-party ownership interests

Nine-month period ended September 30, 2017:

Acquisitions:

During the first nine months of 2017, we paid approximately $20 million to acquire various property assets.

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

(9) Dividends

We declared and paid dividends of $9.5 million, or $.10 per share, during the third quarter of 2017 and $9.7 million or $.10 per share during the third quarter of 2016.  We declared and paid dividends of $28.8 million and $29.2 million during the nine-month periods ended September 30, 2017 and 2016, respectively.

(10) Income Taxes

As of January 1, 2017, our unrecognized tax benefits were approximately $1 million. The amount, if recognized, that would affect the effective tax rate is approximately $1 million. During the quarter ended September 30, 2017, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of September 30, 2017, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for 2013 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months.  It is reasonably possible that the amount of uncertain tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

Our provision for income taxes for the quarter and nine months ended September 30, 2017 included tax benefits of approximately $1 million and $9 million, respectively, related to the adoption of ASU 2016-09, which changes how companies account for certain aspects of share-based payments to employees. Under ASU 2016-09, we no longer record excess tax benefits (when the deductible amount related to the settlement of employee equity awards for tax purposes exceeds the cumulative compensation cost recognized for financial reporting purposes) in equity. Instead, we recognize these tax benefits (and deficiencies, if applicable) as a component of our tax provision. This reporting change is applied prospectively and prior period amounts are not restated (the excess tax benefit for the quarter and nine months ending September 30, 2016, related to the settlement of employee equity awards, were $1 million and $36 million, respectively, and were recorded in equity). ASU 2016-09 requires companies to present excess tax benefits as an operating activity on the Condensed Consolidated Statement of Cash Flows rather than as a financing activity, as previously required. We have elected to apply the change to the Condensed Consolidated Statement of Cash Flows on a modified retrospective basis resulting in a reclassification of the 2016 excess income tax benefits related to stock-based compensation from financing activities to operating activities.

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

In May 2014 and March 2016, the FASB issued ASU 2014-09 and ASU 2016-08, “Revenue from Contracts with Customers (Topic 606)” and “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, respectively, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosures.  The FASB updated the new revenue standard by clarifying the principal versus agent implementation guidance, but does not change the core principle of the new standard. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016; however, in July 2015, the FASB approved a one-year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. We are currently in the process of assessing and analyzing the various sources of revenue and plan to use a portfolio approach as a practical expedient to account for patient contracts. We have a team in place to lead the implementation of the new standard, including the evaluation of our systems and internal controls to ensure adequacy of data and information needed for adoption, as well as assessing the potential impact of the new standard on various reimbursement programs in which our hospitals participate. The team, consisting of representatives across the organization is progressing towards the completion of their evaluation, and will begin drafting required disclosures and updates to our policies and practices in the fourth quarter.  We are planning to adopt the standard using the modified retrospective approach.  We anticipate the most significant change will be how the estimate for the allowance for doubtful accounts will be recognized under the new standards.  Under the current standards, our estimate for amounts not expected to be collected based upon our historical experience have been included within net revenue. Under the new standards, our estimate for amounts not expected to be collected based on historical experience will continue to be recognized as a reduction to net revenue. However, subsequent changes in estimate of collectability due to a change in the financial status of a payor, for example a bankruptcy, will be recognized as bad debt expense in operating charges. We will continue to evaluate the impact that the adoption of this ASU may have on our consolidated financial statements and related disclosures.

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

In August, 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities", which amends the accounting and presentation of certain hedging activities outlined in ASC 815 and is intended to more accurately present economic results of hedging activities. This update is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted.  The adoption is required prospectively with a cumulative-effect adjustment. We are currently evaluating the impact of this ASU on our financial statements.

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

As of September 30, 2017, we owned and/or operated 324 inpatient facilities and 33 outpatient and other facilities including the following located in 37 states, Washington, D.C., the United Kingdom, Puerto Rico and the U.S. Virgin Islands:

Acute care facilities located in the U.S.:

•	26 inpatient acute care hospitals;
•	4 free-standing emergency departments, and;
•	4 outpatient surgery/cancer care centers & 1 surgical hospital.

Behavioral health care facilities (298 inpatient facilities and 24 outpatient facilities):

Located in the U.S.:

•	189 inpatient behavioral health care facilities, and;
•	20 outpatient behavioral health care facilities.

Located in the U.K.:

•	105 inpatient behavioral health care facilities, and;
•	2 outpatient behavioral health care facilities.

Located in Puerto Rico and the U.S. Virgin Islands:

•	4 inpatient behavioral health care facilities, and;
•	2 outpatient behavioral health care facility.

In late December, 2016, we completed the acquisition of Cambian Group, PLC’s adult services’ division (the “Cambian Adult Services”) for a total purchase price of approximately $473 million. The Cambian Adult Services division consists of 79 inpatient and 2 outpatient behavioral health facilities located in the U.K.  The Competition and Markets Authority (“CMA”) in the U.K. reviewed our acquisition of the Cambian Adult Services.  In April, 2017, the CMA notified us that they identified potential competition concerns in certain markets and announced its decision to refer our acquisition of Cambian Group, PLC’s Adult Services division for a Phase 2 investigation. In October, 2017, the CMA provided the final ruling regarding the Phase 2 investigation requiring us to divest one 18-bed facility which generates less than $1 million of annual income before income taxes. The final ruling represents a reduction in the number of divestment sites identified in the Phase 1 decision.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 52% during each of the three-month periods ended September 30, 2017 and 2016, and 52% during each of the nine-month periods ended September 30, 2017 and 2016. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 48% of our consolidated net revenues during each of the three-month periods ended September 30, 2017 and 2016, and 47% and 48% during the nine-month periods ended September 30, 2017 and 2016, respectively.

Our behavioral health care facilities located in the U.K. generated net revenues amounting to approximately $111 million and $60 million for the three-month periods ended September 30, 2017 and 2016, respectively, and approximately $317 million and $185 million for the nine-month periods ended September 30, 2017 and 2016, respectively.

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

•

in March, 2010, the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act (the “ACA”) were enacted into law and created significant changes to health insurance coverage for U.S. citizens as well as material revisions to the federal Medicare and state Medicaid programs. The two combined primary goals of these acts are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses. Medicare, Medicaid and other health care industry changes are scheduled to be implemented at various times during this decade.  Initiatives to repeal the ACA, in whole or in part, to delay elements of implementation or funding, and to offer amendments or supplements to modify its provisions, have been persistent and may increase as a result of the 2016 election. The ultimate outcomes of legislative attempts to repeal or amend the ACA and legal challenges to the ACA are unknown.  Recent Congressional and Presidential election results created a political environment in which there have been repeated attempts to repeal or replace substantial portions of the ACA;

•

in May, 2017, the U.S. House of Representatives voted to adopt legislation (the “AHCA”) to replace portions of the ACA. The legislation featured provisions that would have, in material part (i) eliminated the individual and large employer mandates to obtain or provide health insurance coverage, respectively; (ii) permitted insurers to impose a surcharge up to 30 percent on individuals who go uninsured for more than two months and then purchase coverage; (iii) provided tax credits towards the purchase of health insurance, with a phase-out of tax credits according to income level; (iv) expanded health savings accounts; (v) imposed a per capita cap on federal funding of state Medicaid programs, or, if elected by a state, transitioned federal funding to a block grant; and (vi) permitted states to seek a waiver of certain federal requirements that would have allowed such states to define essential health benefits differently from federal standards and that would allow certain commercial health plans to take health status, including pre-existing conditions, into account in setting premiums. Between June and September, 2017, the U.S. Senate evaluated various forms of proposed legislation substantially similar to the AHCA.  The most recently evaluated healthcare bill would have provided block grants to state to use for health care, repealed the expansion of Medicaid under the ACA, and eliminated the tax credits that assist people purchasing insurance on the ACA exchanges. As of the date of this report, the U.S. Senate has not passed any of the various proposed amended forms of healthcare legislation. It is uncertain when or if any other bills similar to the AHCA or other bills amending or repealing all or portions of the ACA will be enacted. Effective September 30, 2017, the U.S. Senate lost the ability to adopt healthcare legislation by simple majority under reconciliation without another vote approving that process. However, Congress may seek to include legislative provisions similar to those adopted in the AHCA and as otherwise described herein in the fiscal year 2018 budget resolution or other omnibus legislation.

•

on October 11, 2017, President Trump signed an executive order directing the formation of association health plans that would be exempt from certain ACA requirements such as the essential health benefits mandate. The executive order also: (i) provides for expanded access to short-term health plans that are limited under the ACA; (ii) seeks to expand how workers use employer-funded accounts to purchase their own policies, and; (iii) calls for an analysis of ways to limit consolidation within the insurance and health care industries;

•

additionally, on October 12, 2017, President Trump announced that ACA cost-sharing reduction payments will no longer be made to insurers. Cost sharing reduction payments help offset deductibles and other out-of-pocket expenses for exchange health insurance coverage for approximately seven million individuals earning up to 250 percent of the federal poverty level.  The Congressional Budget Office previously reported that if cost sharing reduction payments were to end, premiums for silver-level plans would increase by 20% in 2018.  Eighteen states and the District of Columbia filed suit in the U.S. District Court for the Northern District of California challenging the Administration’s action and asking the court to issue a preliminary injunction, which was subsequently denied by the court, mandating that the Administration continue to make cost sharing reduction payments.  The Senate Committee on Health, Education, Labor, and Pensions announced a bipartisan proposal intended to continue cost sharing reduction payments, but no such legislation has been passed to date.

•

there can be no assurance that if the any of the announced or proposed changes described above are implemented there will not be negative financial impact on our hospitals, which material effects may include a potential decrease in the market for health care services or a decrease in our hospitals’ ability to receive reimbursement for health care services provided which could result in  a material adverse effect on our financial condition and results of operations;

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

•	demographic changes;
•	our ability to successfully integrate and improve our recent acquisitions and the availability of suitable acquisitions and divestiture opportunities;
•	the impact of severe weather conditions, including the effects of Hurricanes Harvey, Irma and Maria;
•

as discussed below in Sources of Revenue, we receive revenues from various state and county based programs, including Medicaid in all the states in which we operate (we receive Medicaid revenues in excess of $100 million annually from each of Texas, California, Nevada, Washington, D.C., Pennsylvania, Illinois and Massachusetts); CMS-approved Medicaid supplemental programs in certain states including Texas, Mississippi, Illinois, Oklahoma, Nevada, Arkansas, California and Indiana, and; state Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations;

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

•

in November, 2017, the Tax Cuts and Jobs Act was introduced in the U.S. House of Representatives which, if enacted, would make significant changes to income taxation of individuals, corporations and estates.  The proposed corporate income tax changes include a reduction in the corporate tax rate, a limitation on the deductibility of net interest expense, limitation on the deductibility and other treatment of certain employee compensation and a provision to allow for current expensing of certain capital expenditures.  At this time, we are unable to predict whether any of these proposed corporate tax changes will be enacted or, if enacted, whether they will have a material adverse impact on our financial condition and results of operations;

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

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 31% and 32% of our net patient revenues during the three-month periods ended September 30, 2017 and 2016, respectively, and 31% and 32% of our net patient revenues during the nine-month periods ended September 30, 2017 and 2016, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs, accounted for 57% and 56% of our net patient revenues during the three-month periods ended September 30, 2017 and 2016, respectively, and 56% of our net patient revenues during each of the nine-month periods ended September 30, 2017 and 2016, respectively.

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

The total accrual for our professional and general liability claims and workers’ compensation claims was $298 million as of September 30, 2017, of which $87 million is included in current liabilities. The total accrual for our professional and general liability claims and workers’ compensation claims was $274 million as of December 31, 2016, of which $81 million is included in current liabilities.

Recent Accounting Standards: For a summary of accounting standards, please see Note 11 to the Consolidated Financial Statements, as included herein.

Results of Operations

Three-month periods ended September 30, 2017 and 2016:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended September 30, 2017 and 2016 (dollar amounts in thousands):

	Three months ended September 30, 2017		Three months ended September 30, 2016
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$2,775,790		$2,610,911
Less: Provision for doubtful accounts	233,926		201,039
Net revenues	2,541,864	100.0%	2,409,872	100.0%
Operating charges:
Salaries, wages and benefits	1,251,528	49.2%	1,149,729	47.7%
Other operating expenses	628,523	24.7%	597,270	24.8%
Supplies expense	268,089	10.5%	257,793	10.7%
Depreciation and amortization	110,217	4.3%	103,712	4.3%
Lease and rental expense	26,197	1.0%	23,799	1.0%
Subtotal-operating expenses	2,284,554	89.9%	2,132,303	88.5%
Income from operations	257,310	10.1%	277,569	11.5%
Interest expense, net	36,956	1.5%	32,129	1.3%
Income before income taxes	220,354	8.7%	245,440	10.2%
Provision for income taxes	74,992	3.0%	88,175	3.7%
Net income	145,362	5.7%	157,265	6.5%
Less: Income attributable to noncontrolling interests	4,117	0.2%	5,400	0.2%
Net income attributable to UHS	$141,245	5.6%	$151,865	6.3%

Net revenues increased 5.5%, or $132 million, to $2.54 billion during the three-month period ended September 30, 2017 as compared to $2.41 billion during the third quarter of 2016. The net increase was primarily attributable to: (i) a $47 million or 2.0% increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods (which we refer to as “same facility”), and; (ii) $85 million of other combined revenue increases consisting primarily of the revenues generated at the facilities acquired in December, 2016 in connection with our acquisition of Cambian Adult Services, and the revenues generated at Henderson Hospital, a newly constructed acute care hospital that was completed and opened during the fourth quarter of 2016.

Income before income taxes (before deduction for income attributable to noncontrolling interests) decreased $25 million to $220 million during the three-month period ended September 30, 2017 as compared to $245 million during the comparable quarter of

2016. The net decrease in our income before income taxes during the third quarter of 2017, as compared to the comparable quarter of 2016, was due to:

•	an increase of $9 million at our acute care facilities as discussed below in Acute Care Hospital Services;
•	a decrease of $17 million at our behavioral health care facilities, as discussed below in Behavioral Health Services;
•	a decrease of $5 million due to an increase in interest expense, as discussed below in Other Operating Results, and;
•

$12 million of other combined net decreases, including a $9 million charge recorded during the third quarter of 2017 in connection with a court order in Texas related to certain litigation (see Item 1 - Legal Proceedings for additional disclosure).

Net income attributable to UHS decreased $11 million to $141 million during the three-month period ended September 30, 2017 as compared to $152 million during the comparable prior year quarter. Changes to our net income attributable to UHS during the third quarter of 2017, as compared to the comparable prior year quarter, included:

•	a decrease of $25 million in income before income taxes, as discussed above;
•	an increase of $1 million resulting from a decrease in the income attributable to noncontrolling interests, and;
•

an increase of $13 million resulting from a net decrease in the provision for income taxes resulting primarily from: (i) a decrease in the provision for income taxes resulting from the $24 million decrease in pre-tax income ($25 million decrease in income before income taxes partially offset by the $1 million decrease in income attributable to noncontrolling interests); (ii) lower effective tax rates applicable to the income generated during the three-month period ended September 30, 2017 in connection with our acquisition of Cambian Group, PLC’s adult services division; (iii) a $2 million reduction to our provision for income taxes recorded during the third quarter of 2017 in connection with a change in estimated tax credits, and; (iv) a $1 million reduction to the provision for income taxes resulting from our January 1, 2017 adoption of ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), as discussed herein.

Impact of Hurricanes Harvey, Irma and Maria:

We estimate that our pre-tax financial results for three and nine-month periods ended September 30, 2017 were unfavorably impacted by approximately $13 million to $15 million related to the hurricane expenses and estimated business interruption impact incurred by 28 of our behavioral health care facilities located in Texas, Florida, South Carolina, Georgia, Puerto Rico and the U.S. Virgin Islands and our 3 acute care hospitals located in Florida.  Generally, our facilities impacted by Hurricanes Harvey, Irma and Maria did not sustain extensive property damage and the vast majority have resumed normal operations. However, a portion of the beds at our 124-bed behavioral health facility located in Houston, Texas remain closed and, although our 3 behavioral health facilities located in Puerto Rico are operational (240 beds in the aggregate), they continue to operate on auxiliary power in areas that suffered extensive damage to surrounding infrastructure and properties. It is difficult to predict the impact that the hurricanes may have on the future operating results of these four facilities.

Nine-month periods ended September 30, 2017 and 2016:

The following table summarizes our results of operations and is used in the discussion below for the nine-month periods ended September 30, 2017 and 2016 (dollar amounts in thousands):

	Nine months ended September 30, 2017		Nine months ended September 30, 2016
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$8,428,971		$7,869,352
Less: Provision for doubtful accounts	661,893		578,827
Net revenues	7,767,078	100.0%	7,290,525	100.0%
Operating charges:
Salaries, wages and benefits	3,725,786	48.0%	3,428,801	47.0%
Other operating expenses	1,868,076	24.1%	1,744,849	23.9%
Supplies expense	820,242	10.6%	767,465	10.5%
Depreciation and amortization	334,127	4.3%	309,172	4 2%
Lease and rental expense	77,413	1.0%	73,057	1.0%
Subtotal-operating expenses	6,825,644	87.9%	6,323,344	86.7%
Income from operations	941,434	12.1%	967,181	13.3%
Interest expense, net	108,383	1.4%	92,171	1.3%
Income before income taxes	833,051	10.7%	875,010	12.0%
Provision for income taxes	286,774	3.7%	306,577	4.2%
Net income	546,277	7.0%	568,433	7.8%
Less: Income attributable to noncontrolling interests	13,583	0.2%	40,232	0.6%
Net income attributable to UHS	$532,694	6.9%	$528,201	7.2%

Net revenues increased 6.5%, or $477 million, to $7.77 billion during the nine-month period ended September 30, 2017 as compared to $7.29 billion during the first nine months of 2016. The net increase was primarily attributable to: (i) a $212 million or 3.0% increase in net revenues generated from our acute care hospital services and behavioral health services, on a same facility basis, and; (ii) $265 million of other combined revenue increases consisting primarily of the revenues generated at the facilities acquired in December, 2016 in connection with our acquisition of Cambian Adult Services, and the revenues generated at Henderson Hospital, a newly constructed acute care hospital that was completed and opened during the fourth quarter of 2016.

Income before income taxes (before deduction for income attributable to noncontrolling interests) decreased $42 million to $833 million during the nine-month period ended September 30, 2017 as compared to $875 million during the comparable nine-month period of 2016. The net decrease in our income before income taxes during the first nine months of 2017, as compared to the comparable prior year period of 2016, was due to:

•	an increase of $32 million at our acute care facilities as discussed below in Acute Care Hospital Services;
•	a decrease of $51 million at our behavioral health care facilities, as discussed below in Behavioral Health Services;
•	a decrease of $16 million due to an increase in interest expense, as discussed below in Other Operating Results, and;
•

$7 million of other combined net decreases, including the above-mentioned $9 million charge recorded during the third quarter of 2017 in connection with a court order in Texas related to certain litigation (see Item 1 - Legal Proceedings for additional disclosure).

Net income attributable to UHS increased $5 million to $533 million during the nine-month period ended September 30, 2017 as compared to $528 million during the comparable prior year period. The increase during the first nine months of 2017, as compared to the comparable prior year period, consisted of:

•	a decrease of $42 million in income before income taxes, as discussed above;
•

an increase of $27 million resulting from a decrease in the income attributable to noncontrolling interests due primarily to the May, 2016 purchase of the minority ownership interests held by a third-party in six acute care hospitals located in Las Vegas, Nevada, and;

•

an increase of $20 million resulting from a net decrease in the provision for income taxes resulting from: (i) an increase in the provision for income taxes resulting from the $15 million decrease in pre-tax income ($42 million decrease in income before income taxes partially offset by the $27 million decrease in income attributable to noncontrolling interests); (ii) a

$9 million reduction to the provision for income taxes resulting from our January 1, 2017 adoption of ASU 2016-09, as discussed herein, and; (iii) lower effective tax rates applicable to the income generated during the nine-month period ended September 30, 2017 in connection with our acquisition of Cambian Group, PLC’s adult services division.

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

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussion below for the three and nine-month periods ended September 30, 2017 and 2016 (dollar amounts in thousands):

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,452,997		$1,402,732		$4,431,714		$4,224,695
Less: Provision for doubtful accounts	$196,542		172,883		548,387		491,556
Net revenues	1,256,455	100.0%	1,229,849	100.0%	3,883,327	100.0%	3,733,139	100.0%
Operating charges:
Salaries, wages and benefits	551,144	43.9%	528,249	43.0%	1,623,774	41.8%	1,547,580	41.5%
Other operating expenses	307,909	24.5%	309,702	25.2%	925,122	23.8%	896,589	24.0%
Supplies expense	212,350	16.9%	210,973	17.2%	654,218	16.8%	621,258	16.6%
Depreciation and amortization	62,446	5.0%	59,252	4.8%	185,151	4.8%	174,855	4.7%
Lease and rental expense	14,390	1.1%	12,572	1.0%	41,864	1.1%	39,489	1.1%
Subtotal-operating expenses	1,148,239	91.4%	1,120,748	91.1%	3,430,129	88.3%	3,279,771	87.9%
Income from operations	108,216	8.6%	109,101	8.9%	453,198	11.7%	453,368	12.1%
Interest expense, net	639	0.1%	817	0.1%	2,073	0.1%	2,460	0.1%
Income before income taxes	$107,577	8.6%	$108,284	8.8%	$451,125	11.6%	$450,908	12.1%

Three-month periods ended September 30, 2017 and 2016:

During the three-month period ended September 30, 2017, as compared to the comparable prior year quarter, net revenues from our acute care hospital services, on a same facility basis, increased $27 million or 2.2%. Income before income taxes (and before income attributable to noncontrolling interests) decreased less than $1 million, or 1%, amounting to $108 million or 8.6% of net revenues during the third quarter of 2017 and $108 million or 8.8% of net revenues during the third quarter of 2016.

As discussed above, in connection with Hurricane Irma, we estimate that our pre-tax acute care hospital services’ financial results for three and nine-month periods ended September 30, 2017 were unfavorably impacted by approximately $5 million to $6 million related to the hurricane expenses and estimated business interruption impact incurred by our 3 acute care hospitals located in Florida.

During the three-month period ended September 30, 2017, net revenue per adjusted admission decreased 0.6% while net revenue per adjusted patient day increased 1.3%, as compared to the comparable quarter of 2016. During the three-month period ended September 30, 2017, as compared to the comparable prior year quarter, inpatient admissions to our acute care hospitals increased 5.1% and adjusted admissions (adjusted for outpatient activity) increased 3.5%. Patient days at these facilities increased 3.1% and adjusted patient days increased 1.5% during the three-month period ended September 30, 2017 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.5 days during each of the three-month periods ended September

30, 2017 and 2016. The occupancy rate, based on the average available beds at these facilities, was 59% during each of the three-month periods ended September 30, 2017 and 2016.

Nine-month periods ended September 30, 2017 and 2016:

During the nine-month period ended September 30, 2017, as compared to the comparable prior year period, net revenues from our acute care hospital services, on a same facility basis, increased $150 million or 4.0%. Income before income taxes (and before income attributable to noncontrolling interests) remained relatively unchanged at $451 million or 11.6% of net revenues during the first nine months of 2017 as compared to $451 million or 12.1% of net revenues during the comparable period of 2016.

During the nine-month period ended September 30, 2017, net revenue per adjusted admission decreased 0.3% while net revenue per adjusted patient day increased 2.5%, as compared to the comparable period of 2016. During the nine-month period ended September 30, 2017, as compared to the comparable prior year period, inpatient admissions to our acute care hospitals increased 5.5% and adjusted admissions increased 4.9%. Patient days at these facilities increased 2.5% and adjusted patient days increased 2.0% during the nine-month period ended September 30, 2017 as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 4.5 days and 4.6 days during the nine-month periods ended September 30, 2017 and 2016, respectively. The occupancy rate, based on the average available beds at these facilities, was 61% and 60% during the nine-month periods ended September 30, 2017 and 2016, respectively.

All Acute Care Hospitals

The following table summarizes the results of operations for all our acute care operations during the three and nine-month periods ended September 30, 2017 and 2016. These amounts include: (i) our acute care results on a same facility basis, as indicated above; (ii) the impact of the implementation of EHR applications at our acute care hospitals; (iii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iv) certain other amounts including the results of a 25-bed acute care hospital located in Pahrump, Nevada that was acquired in August, 2016, the results of the newly constructed Henderson Hospital, a 130-bed acute care hospital located in Henderson, Nevada that was completed and opened during the fourth quarter of 2016 and the favorable impact of Medicaid settlements relating to prior years that is included in our results for the nine-month period ended September 30, 2017.  Dollar amounts below are reflected in thousands.

	Three months ended September 30, 2017		Three months ended September 30, 2016		Nine months ended September 30, 2017		Nine months ended September 30, 2016
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,521,727		$1,426,749		$4,646,083		$4,285,897
Less: Provision for doubtful accounts	204,979		172,883		573,331		491,556
Net revenues	1,316,748	100.0%	1,253,866	100.0%	4,072,752	100.0%	3,794,341	100.0%
Operating charges:
Salaries, wages and benefits	566,214	43.0%	529,544	42.2%	1,672,909	41.1%	1,549,311	40.8%
Other operating expenses	342,486	26.0%	334,387	26.7%	1,018,454	25.0%	958,844	25.3%
Supplies expense	217,035	16.5%	211,017	16.8%	670,444	16.5%	621,305	16.4%
Depreciation and amortization	69,062	5.2%	67,982	5.4%	213,417	5.2%	202,079	5.3%
Lease and rental expense	14,605	1.1%	12,577	1.0%	43,066	1.1%	39,510	1.0%
Subtotal-operating expenses	1,209,402	91.8%	1,155,507	92.2%	3,618,290	88.8%	3,371,049	88.8%
Income from operations	107,346	8.2%	98,359	7.8%	454,462	11.2%	423,292	11.2%
Interest expense, net	639	0.0%	817	0.1%	2,074	0.1%	2,460	0.1%
Income before income taxes	$106,707	8.1%	$97,542	7.8%	$452,388	11.1%	$420,832	11.1%

Three-month periods ended September 30, 2017 and 2016:

During the three-month period ended September 30, 2017, as compared to the comparable prior year quarter, net revenues from our acute care hospital services increased $63 million or 5.0% to $1.32 billion as compared to $1.25 billion due to: (i) a $27 million, or 2.2%, increase same facility revenues, as discussed above, and; (ii) other combined net increase of $36 million due primarily to the net revenues generated at the two above-mentioned acute care hospitals located in Nevada that were acquired or opened during 2016.

Income before income taxes increased $9 million, or 9%, to $107 million or 8.1% of net revenues during the third quarter of 2017 as compared to $98 million or 7.8% of net revenues during the third quarter of 2016.

Included in these results are the following:

•	the $1 million decrease in income before income taxes from our acute care hospital services, on a same facility basis, as discussed above, and;
•	other combined net increase of $10 million consisting primarily of the income generated at the two above-mentioned acute care hospitals located in Nevada that were acquired or opened during 2016.

Nine-month periods ended September 30, 2017 and 2016:

During the nine-month period ended September 30, 2017, as compared to the comparable prior year quarter, net revenues from our acute care hospital services increased $278 million or 7.3% to $4.07 billion as compared to $3.79 billion due to: (i) a $150 million, or 4.0%, increase same facility revenues, as discussed above, and; (ii) other combined net increase of $128 million due primarily to the net revenues generated at the two above-mentioned acute care hospitals located in Nevada that were acquired or opened during 2016, and the $15 million of net revenues recorded (during the second quarter of 2017) in connection with Medicaid settlements relating to prior years.

Income before income taxes increased $32 million, or 8%, to $452 million or 11.1% of net revenues during the first nine months of 2017 as compared to $421 million or 11.1% of net revenues during the first nine months of 2016.

Included in these results are the following:

•	no change in income before income taxes from our acute care hospital services, on a same facility basis, as discussed above;
•

a net $6 million increase resulting from: (i) the income recorded in connection with Medicaid settlements relating to prior years ($15 million), partially offset by; (ii) increased professional and general liability expense relating to prior years that was recorded during the second quarter of 2017, based upon a reserve analysis ($9 million), and;

•	other combined net increase of $25 million consisting primarily of the income generated at the two above-mentioned acute care hospitals located in Nevada that were acquired or opened during 2016.

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts the reported amounts in future periods for the provision for doubtful accounts and other accounts such as Medicaid pending. Although the patient’s ultimate eligibility determination may result in amounts being reclassified among these accounts from period to period, these reclassifications did not have a material impact on our results of operations during the three and nine-month periods ended September 30, 2017 or 2016 since our facilities make estimates at each financial reporting period to reserve for amounts that are deemed to be uncollectible.

We also provide discounts to uninsured patients (included in “uninsured discounts” amounts below) who do not qualify for Medicaid or charity care. Because we do not pursue collection of amounts classified as uninsured discounts, they are not reported in our net revenues or in our net accounts receivable. In implementing the discount policy, we first attempt to qualify uninsured patients for governmental programs, charity care or any other discount program. If an uninsured patient does not qualify for these programs, the uninsured discount is applied. Our accounts receivable are recorded net of allowance for doubtful accounts of $469 million and $410 million at September 30, 2017 and December 31, 2016, respectively.

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three and nine-month periods ended September 30, 2017 and 2016:

Uncompensated care:

Amounts in millions	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2017	%	2016	%	2017	%	2016	%
Charity care	$216	48%	$175	47%	$723	53%	$508	48%
Uninsured discounts	231	52%	195	53%	639	47%	547	52%
Total uncompensated care	$447	100%	$370	100%	$1,362	100%	$1,055	100%

As reflected on the tables above in All Acute Care Hospitals, the provision for doubtful accounts at our acute care hospitals amounted to approximately $205 million and $173 million during the three-month periods ended September 30, 2017 and 2016, respectively, and $573 million and $492 million during the nine-month period ended September 30, 2017 and 2016, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Amounts in millions	2017	2016	2017	2016
Estimated cost of providing charity care	$30	$27	$98	$76
Estimated cost of providing uninsured discounts related care	34	30	87	81
Estimated cost of providing uncompensated care	$64	$57	$185	$157

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

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the three and nine-month periods ended September 30, 2017 and 2016 (dollar amounts in thousands):

Same Facility—Behavioral Health

	Three months ended September 30, 2017		Three months ended September 30, 2016		Nine months ended September 30, 2017		Nine months ended September 30, 2016
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,175,860		$1,159,594		$3,566,216		$3,509,217
Less: Provision for doubtful accounts	24,311		28,109		82,973		87,004
Net revenues	1,151,549	100.0%	1,131,485	100.0%	3,483,243	100.0%	3,422,213	100.0%
Operating charges:
Salaries, wages and benefits	595,571	51.7%	567,889	50.2%	1,770,122	50.8%	1,692,898	49.5%
Other operating expenses	234,945	20.4%	223,940	19.8%	693,200	19.9%	660,559	19.3%
Supplies expense	49,629	4.3%	49,001	4.3%	146,286	4.2%	145,626	4.3%
Depreciation and amortization	34,206	3.0%	32,757	2.9%	100,838	2.9%	98,506	2.9%
Lease and rental expense	11,491	1.0%	11,061	1.0%	32,988	0.9%	32,878	1.0%
Subtotal-operating expenses	925,842	80.4%	884,648	78.2%	2,743,434	78.8%	2,630,467	76.9%
Income from operations	225,707	19.6%	246,837	21.8%	739,809	21.2%	791,746	23.1%
Interest expense, net	428	0.0%	420	0.0%	1,590	0.0%	1,302	0.0%
Income before income taxes	$225,279	19.6%	$246,417	21.8%	$738,219	21.2%	$790,444	23.1%

Three-month periods ended September 30, 2017 and 2016:

On a same facility basis during the third quarter of 2017, as compared to the third quarter of 2016, net revenues generated from our behavioral health services increased $20 million, or 1.8%, to $1.15 billion from $1.13 billion. Income before income taxes decreased $21 million, or 9%, to $225 million or 19.6% of net revenues during the three-month period ended September 30, 2017, as compared to $246 million or 21.8% of net revenues during the comparable quarter of 2016.

As discussed above, in connection with Hurricanes Harvey, Irma and Maria, we estimate that our pre-tax behavioral health services’ financial results for three and nine-month periods ended September 30, 2017 were unfavorably impacted by approximately $8 million to $9 million related to the hurricane expenses and estimated business interruption impact incurred by 28 of our behavioral health care facilities located in Texas, Florida, South Carolina, Georgia, Puerto Rico and the U.S. Virgin Islands.  Generally, our behavioral health care facilities impacted by Hurricanes Harvey, Irma and Maria did not sustain extensive property damage and the vast majority have resumed normal operations. However, a portion of the beds at our 124-bed behavioral health facility located in Houston, Texas remain closed and, although our 3 behavioral health facilities located in Puerto Rico are operational (240 beds in the aggregate), they continue to operate on auxiliary power in areas that suffered extensive damage to surrounding infrastructure and properties. It is difficult to predict the impact that the hurricanes may have on the future operating results of these four facilities.

During the three-month period ended September 30, 2017, net revenue per adjusted admission increased 1.3% and net revenue per adjusted patient day increased 2.6%, as compared to the comparable quarter of 2016. On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities increased 1.3% and 1.1%, respectively, during the three-month period ended September 30, 2017 as compared to the comparable quarter of 2016. Patient days were relatively unchanged and adjusted patient days decreased 0.2% during the three-month period ended September 30, 2017 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 12.8 days and 13.0 days during the three-month periods ended

September 30, 2017 and 2016, respectively. The occupancy rate, based on the average available beds at these facilities, was 74% and 75% during the three-month periods ended September 30, 2017 and 2016, respectively.

Nine-month periods ended September 30, 2017 and 2016:

On a same facility basis during the first nine months of 2017, as compared to the comparable period of 2016, net revenues generated from our behavioral health services increased $61 million, or 1.8%, to $3.48 billion from $3.42 billion. Income before income taxes decreased $52 million, or 7%, to $738 million or 21.2% of net revenues during the nine-month period ended September 30, 2017, as compared to $790 million or 23.1% of net revenues during the comparable period of 2016.

During the nine-month period ended September 30, 2017, net revenue per adjusted admission decreased 0.4% and net revenue per adjusted patient day increased 1.5%, as compared to the comparable period of 2016. On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities increased 2.5% and 2.4% during the nine-month period ended September 30, 2017 as compared to the comparable period of 2016. Patient days and adjusted patient days each increased 0.5% during the nine-month period ended September 30, 2017 as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 12.8 days and 13.0 days during the nine-month periods ended September 30, 2017 and 2016, respectively. The occupancy rate, based on the average available beds at these facilities, was 76% during each of the nine-month periods ended September 30, 2017 and 2016.

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

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care services during the three and nine-month periods ended September 30, 2017 and 2016. These amounts include: (i) our behavioral health care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the results of facilities acquired or opened during the past twelve months including the behavioral health care facilities acquired in the U.K. in connection with our acquisition of Cambian Group, PLC’s adult services division which was acquired in late December, 2016.  Dollar amounts below are reflected in thousands.

	Three months ended September 30, 2017		Three months ended September 30, 2016		Nine months ended September 30, 2017		Nine months ended September 30, 2016
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,249,585		$1,182,041		$3,769,879		$3,576,957
Less: Provision for doubtful accounts	25,037		28,161		84,649		87,276
Net revenues	1,224,548	100.0%	1,153,880	100.0%	3,685,230	100.0%	3,489,681	100.0%
Operating charges:
Salaries, wages and benefits	632,492	51.7%	571,070	49.5%	1,869,170	50.7%	1,703,222	48.8%
Other operating expenses	261,959	21.4%	242,949	21.1%	784,678	21.3%	720,678	20.7%
Supplies expense	50,947	4.2%	49,244	4.3%	149,967	4.1%	146,244	4.2%
Depreciation and amortization	38,574	3.2%	33,584	2.9%	113,083	3.1%	101,003	2.9%
Lease and rental expense	11,475	0.9%	11,098	1.0%	33,993	0.9%	33,216	1.0%
Subtotal-operating expenses	995,447	81.3%	907,945	78.7%	2,950,891	80.1%	2,704,363	77.5%
Income from operations	229,101	18.7%	245,935	21.3%	734,339	19.9%	785,318	22.5%
Interest expense, net	428	0.0%	420	0.0%	1,590	0.0%	1,302	0.0%
Income before income taxes	$228,673	18.7%	$245,515	21.3%	$732,749	19.9%	$784,016	22.5%

Three-month periods ended September 30, 2017 and 2016:

During the three-month period ended September 30, 2017, as compared to the comparable prior year quarter, net revenues generated from our behavioral health services increased $71 million or 6.1% due to: (i) the above-mentioned $20 million or 1.8% increase in net revenues on a same facility basis, and; (ii) $51 million of other combined net increases consisting primarily of the revenues generated at the facilities acquired in the U.K. in late December 2016 in connection with our acquisition of Cambian Group, PLC’s adult services division.

Income before income taxes decreased $17 million, or 7%, to $229 million or 18.7% of net revenues during the third quarter of 2017 as compared to $246 million or 21.3% during the third quarter of 2016. Included in these results are the following:

•	a $21 million decrease at our behavioral health care facilities on a same facility basis, as discussed above, and;
•

other combined net increase of $4 million consisting primarily of the income generated during the third quarter of 2017 at the facilities acquired in the Cambian Group, PLC’s adult services transaction in December, 2016.

Nine-month periods ended September 30, 2017 and 2016:

During the nine-month period ended September 30, 2017, as compared to the comparable prior year period, net revenues generated from our behavioral health services increased $196 million or 5.6% due to: (i) the above-mentioned $61 million or 1.8% increase in net revenues on a same facility basis, and; (ii) $135 million of other combined net increases consisting primarily of the revenues generated at the facilities acquired in the U.K. in late December 2016 in connection with our acquisition of Cambian Group, PLC’s adult services division.

Income before income taxes decreased $51 million, or 7%, to $733 million or 19.9% of net revenues during the first nine months of 2017 as compared to $784 million or 22.5% during comparable period of 2016. Included in these results are the following:

•	a $52 million decrease at our behavioral health care facilities on a same facility basis, as discussed above;
•

a $13 million decrease due to: (i) a prior year, Medicaid disproportionate share hospital revenue adjustment related to a certain state recorded during the second quarter of 2017 ($7 million), and; (ii) increased professional and general liability expense relating to prior years that was recorded during the second quarter of 2017, based upon a reserve analysis ($6 million), and;

•

other combined net increase of $14 million consisting primarily of the income generated during the first nine months of 2017 at the facilities acquired in the Cambian Group, PLC’s adult services transaction in December, 2016.

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

Initiatives to repeal the ACA, in whole or in part, to delay elements of implementation or funding, and to offer amendments or supplements to modify its provisions, have been persistent and may increase as a result of the 2016 election. The ultimate outcomes of legislative attempts to repeal or amend the ACA and legal challenges to the ACA are unknown.  Recent Congressional and Presidential election results created a political environment in which there have been repeated attempts to repeal or replace substantial portions of the ACA. In May, 2017, the U.S. House of Representatives voted to adopt legislation (the “AHCA”) to replace portions of the ACA. The legislation featured provisions that would have, in material part (i) eliminated the individual and large employer mandates to obtain or provide health insurance coverage, respectively; (ii) permitted insurers to impose a surcharge up to 30 percent on individuals who go uninsured for more than two months and then purchase coverage; (iii) provided tax credits towards the purchase of health insurance, with a phase-out of tax credits according to income level; (iv) expanded health savings accounts; (v) imposed a per capita cap on federal funding of state Medicaid programs, or, if elected by a state, transitioned federal funding to a block grant; and (vi) permitted states to seek a waiver of certain federal requirements that would have allowed such states to define essential health benefits differently from federal standards and that would allow certain commercial health plans to take health status, including pre-existing conditions, into account in setting premiums. Between June and September, 2017, the U.S. Senate evaluated various forms of proposed legislation substantially similar to the AHCA.  The most recently evaluated healthcare bill would have provided block grants to state to use for health care, repealed the expansion of Medicaid under the ACA, and eliminated the tax credits that assist people purchasing insurance on the ACA exchanges. As of the date of this report, the U.S. Senate has not passed any of the various proposed amended forms of healthcare legislation. It is uncertain when or if any other bills similar to the AHCA or other bills amending or repealing all or portions of the ACA will be enacted. Effective September 30, 2017, the U.S. Senate lost the ability to adopt healthcare legislation by simple majority under reconciliation without another vote approving that process. However, Congress may seek to include legislative provisions similar to those adopted in the AHCA and as otherwise described herein in the fiscal year 2018 budget resolution or other omnibus legislation.

On October 11, 2017, President Trump signed an executive order directing the formation of association health plans that would be exempt from certain ACA requirements such as the essential health benefits mandate. The executive order also: (i) provides for expanded access to short-term health plans that are limited under the ACA; (ii) seeks to expand how workers use employer-funded accounts to purchase their own policies, and; (iii) calls for an analysis of ways to limit consolidation within the insurance and health care industries. Additionally, on October 12, 2017, President Trump announced that ACA cost-sharing reduction payments will no longer be made to insurers. Cost sharing reduction payments help offset deductibles and other out-of-pocket expenses for exchange health insurance coverage for approximately seven million individuals earning up to 250 percent of the federal poverty level. The Congressional Budget Office previously reported that if cost sharing reduction payments were to end, premiums for silver-level plans would increase by 20% in 2018. Eighteen states and the District of Columbia filed suit in the U.S. District Court for the Northern District of California challenging the Administration’s action and asking the court to issue a preliminary injunction, which was subsequently denied by the court, mandating that the Administration continue to make cost sharing reduction payments.  The Senate Committee on Health, Education, Labor, and Pensions announced a bipartisan proposal intended to continue cost sharing reduction payments, but no such legislation has been passed to date. There can be no assurance that if the any of the announced or proposed changes described above are implemented there will not be negative financial impact on our hospitals, which material effects may include a potential decrease in the market for health care services or a decrease in our hospitals’ ability to receive reimbursement for health care services provided which could result in a material adverse effect on our financial condition and results of operations.

The following table shows the approximate percentages of net patient revenue for the three and nine-month periods ended September 30, 2017 and 2016 presented on: (i) a combined basis for both our acute care and behavioral health facilities; (ii) for our acute care facilities only, and; (iii) for our behavioral health facilities only. Net patient revenue is defined as revenue from all sources after deducting contractual allowances and discounts from established billing rates, which we derived from various sources of payment for the periods indicated.

Acute Care and Behavioral Health Facilities Combined	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Third Party Payors:
Medicare	20%	20%	20%	20%
Medicaid	11%	12%	11%	12%
Managed Care (HMO and PPOs)	57%	56%	56%	56%
Other Sources	12%	12%	13%	12%
Total	100%	100%	100%	100%

Acute Care Facilities	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Third Party Payors:
Medicare	25%	25%	25%	25%
Medicaid	7%	7%	7%	7%
Managed Care (HMO and PPOs)	65%	64%	64%	64%
Other Sources	3%	4%	4%	4%
Total	100%	100%	100%	100%

Behavioral Health Facilities	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Third Party Payors:
Medicare	14%	16%	14%	15%
Medicaid	14%	16%	15%	16%
Managed Care (HMO and PPOs)	48%	49%	48%	48%
Other Sources	24%	19%	23%	21%
Total	100%	100%	100%	100%

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

On January 2, 2013 ATRA was enacted which, among other things, includes a requirement for CMS to recoup $11 billion from hospitals from Medicare IPPS rates during federal fiscal years 2014 to 2017. The recoupment relates to IPPS documentation and coding adjustments for the period 2008 to 2013 for which adjustments were not previously applied by CMS. Both the 2014 and 2015 IPPS final rules include a -0.8% recoupment adjustment. CMS has included the same 0.8% recoupment adjustment in fiscal year 2016, a 1.5% recoupment adjustment in federal fiscal year 2017, and a 0.45% positive adjustment in fiscal year 2018 in order to recover the entire $11 billion. This adjustment is reflected in the IPPS estimated impact amounts noted above. On April 16, 2015, the Medicare Access and CHIP Reauthorization Act of 2015 was enacted and an anticipated 3.2% payment increase in 2018 is scheduled to be phased in at approximately 0.5% per year over 6 years beginning in fiscal year 2018.

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

In November, 2017, CMS published its OPPS final rule for 2018. The hospital market basket increase is 2.7%. The Medicare statute requires a productivity adjustment reduction of 0.6% and 0.75% reduction to the 2017 OPPS market basket resulting in a 2018 OPPS market basket update at 1.35%. When other statutorily required adjustments and hospital patient service mix are considered, we estimate that our overall Medicare OPPS update for 2018 will aggregate to a net increase of 4.2% which includes a 0.8% increase to behavioral health division partial hospitalization rates. When the behavioral health division’s partial hospitalization rate impact is excluded, we estimate that our Medicare 2018 OPPS payments will result in a 4.8% increase in payment levels for our acute care division, as compared to 2017.  Additionally, the Medicare inpatient-only (IPO) list includes procedures that are only paid under the Hospital Inpatient Prospective Payment System. Each year, CMS uses established criteria to review the IPO list and determine whether or not any procedures should be removed from the list. CMS is removing total knee arthroplasty (TKA) from the IPO list effective January 1, 2018. Additionally, CMS will redistribute $1.6 billion in cost savings within the OPPS system attributable to changes in the federal 340B hospital drug pricing payment methodology in 2018. The impact of these IPO and 340B changes are reflected in the above noted estimated acute care division percentage change in OPPS reimbursement.

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

We receive revenues from various state and county based programs, including Medicaid in all the states in which we operate (we receive Medicaid revenues in excess of $100 million annually from each of Texas, California, Nevada, Washington, D.C., Pennsylvania, Illinois, and Massachusetts); CMS-approved Medicaid supplemental programs in certain states including Texas, Mississippi, Illinois, Oklahoma, Nevada, Arkansas, California and Indiana, and; state Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

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

For state fiscal year 2017, Texas Medicaid continues to operate under a CMS-approved Section 1115 five-year Medicaid waiver demonstration program extended by CMS for fifteen months to December 31, 2017. The Texas Health and Human Services

Commission (“THHSC”) has also submitted a request to CMS for a 21-month extension of the 1115 waiver that would continue this UC and DSRIP funding through September 30, 2019.  During the first five years of this program that started in state fiscal year 2012, the THHSC transitioned away from UPL payments to new waiver incentive payment programs, UC and DSRIP payments. During the first year of transition, which commenced on October 1, 2011, THHSC made payments to Medicaid UPL recipient providers that received payments during the state’s prior fiscal year. During demonstration years two through seven (October 1, 2012 through December 31, 2017), THHSC has, and will continue to, make incentive payments under the program after certain qualifying criteria are met by hospitals. Supplemental payments are also subject to aggregate statewide caps based on CMS approved Medicaid waiver amounts.

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

Summary of Amounts Related To The Above-Mentioned Various State Medicaid Supplemental Payment Programs:

The following table summarizes the revenues, Provider Taxes and net benefit related to each of the above-mentioned Medicaid supplemental programs for the three and nine-month periods ended September 30, 2017 and 2016. The Provider Taxes are recorded in other operating expenses on the Condensed Consolidated Statements of Income as included herein.

	(amounts in millions)
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Texas UC/UPL:
Revenues	$30	$14	$65	$44
Provider Taxes	(13)	(5)	(20)	(8)
Net benefit	$17	$9	$45	$36

Texas DSRIP:
Revenues	$0	$0	$7	$16
Provider Taxes	0	0	(3)	(6)
Net benefit	$0	$0	$4	$10

Various other state programs:
Revenues	$57	$62	$167	$171
Provider Taxes	(34)	(37)	(99)	(103)
Net benefit	$23	$25	$68	$68

Total all Provider Tax programs:
Revenues	$87	$76	$239	$231
Provider Taxes	(47)	(42)	(122)	(117)
Net benefit	$40	$34	$117	$114

We estimate that our aggregate net benefit from the Texas and various other state Medicaid supplemental payment programs will approximate $161 million (net of Provider Taxes of $159 million) during the year ended December 31, 2017. This estimate is based upon various terms and conditions that are out of our control including, but not limited to, the states’/CMS’s continued approval of the programs and the applicable hospital district or county making IGTs consistent with 2016 levels. Future changes to these terms and conditions could materially reduce our net benefit derived from the programs which could have a material adverse impact on our future consolidated results of operations.  In addition, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our future consolidated results of operations.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The South Carolina and Texas DSH programs were renewed for each state’s 2018 DSH fiscal year (covering the period of October 1, 2017 through September 30, 2018).

In connection with these DSH programs, included in our financial results was an aggregate of approximately $10 million and $11 million during the three-month periods ended September 30, 2017 and 2016, respectively, and $27 million and $29 million during each of the nine-month periods ended September 30, 2017 and 2016, respectively. As a result of the federal DSH reductions required under the ACA (as outlined in Health Care Reform below), we expect the aggregate reimbursements to our hospitals pursuant to the Texas and South Carolina 2018 fiscal year programs to be approximately $30 million which will be less than the aggregate 2017 fiscal year amounts.

The ACA and subsequent federal legislation provides for a significant reduction in Medicaid disproportionate share payments beginning in federal fiscal year 2018 (see below in Sources of Revenues and Health Care Reform-Medicaid Revisions for additional disclosure). The U.S. Department of Health and Human Services is to determine the amount of Medicaid DSH payment cuts imposed on each state based on a defined methodology. As Medicaid DSH payments to states will be cut, consequently, payments to Medicaid-participating providers, including our hospitals in Texas and South Carolina, will be reduced in the coming years. Based on the CMS proposed rule published in July, 2017, Medicaid DSH payments in South Carolina and Texas could be reduced by approximately 20% and 14%, respectively, over the prior federal fiscal year.

Nevada SPA:

In Nevada, CMS approved a state plan amendment (“SPA”) in August, 2014 that implemented a hospital supplemental payment program retroactive to January 1, 2014. This SPA has been approved for additional state fiscal years including the 2018 fiscal year covering the period of July 1, 2017 through June 30, 2018.

In connection with this program, included in our financial results was approximately $6 million and $4 million during the three-month periods ended September 30, 2017 and 2016, respectively and $16 million and $9 million during the nine-month periods ended September 30, 2017 and 2016, respectively.  Assuming the program is approved for the state’s 2019 fiscal year, we estimate that our reimbursements will be at amounts similar to 2017 fiscal year program amounts.

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

Massachusetts Health Safety Net Care Pool (“SCNP”)

Included in our financial results for the nine-month period ended September 30, 2017 was a $7 million pre-tax charge incurred to establish a reserve related to Massachusetts Health SNCP payments received by certain of our behavioral health facilities during the period October, 2014 through December, 2016.  SNCP payments are made by Massachusetts under the current CMS approved Section 1115 Medicaid Waiver available to Institutions of Medical Disease.  During the second quarter of 2017, we received notification that such payments are subject to a retroactively applied uncompensated care cost limit protocol.

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

In connection with the implementation of EHR applications at our acute care hospitals, our consolidated results of operations include net pre-tax charges of $4 million and $9 million during the three-month periods ended September 30, 2017 and 2016, respectively, and $19 million and $25 million during the nine-month periods ended September 30, 2017 and 2016, respectively. These net pre-tax charges consisted of depreciation and amortization expense related to the costs incurred for the purchase and development of the application, net of the portion of the net expense that was attributable to noncontrolling interests.

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

Implemented Medicare Reductions and Reforms:

•

The Reconciliation Act reduced the market basket update for inpatient and outpatient hospitals and inpatient behavioral health facilities by 0.25% in each of 2010 and 2011, by 0.10% in each of 2012 and 2013, 0.30% in 2014, 0.20% in each of 2015 and 2016 and 0.75% in each of 2017 and 2018.

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

The ACA also required HHS to implement a value-based purchasing program for inpatient hospital services which became effective on October 1, 2012. The ACA requires HHS to reduce inpatient hospital payments for all discharges by a percentage beginning at 1% in FFY 2013 and increasing by 0.25% each fiscal year up to 2% in FFY 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions. In its fiscal year 2016 IPPS final rule, CMS funded the value-

based purchasing program by reducing base operating DRG payment amounts to participating hospitals by 1.75%.  For FFY 2017, this reduction was increased to its maximum of 2%.

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

Other Operating Results

Interest Expense:

As reflected on the schedule below, interest expense was $37 million and $32 million during the three-month periods ended September 30, 2017 and 2016, respectively, and $108 million and $92 million during the nine-month periods ended September 30, 2017 and 2016, respectively (amounts in thousands):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Revolving credit & demand notes (a.)	$2,976	$578	$8,055	$3,917
$400 million, 7.125% Senior Notes due 2016 (b.)	-	-	-	12,031
$300 million, 3.75% Senior Notes due 2019	2,812	2,812	8,437	8,437
$700 million, 4.75% Senior Notes due 2022, net (c.)	8,070	8,070	24,210	16,558
$400 million, 5.00% Senior Notes due 2026 (d.)	5,000	5,000	15,000	6,556
Term loan facility A (a.)	12,654	9,663	34,956	26,637
Accounts receivable securitization program (e.)	2,205	1,130	5,701	3,540
Subtotal-revolving credit, demand notes, Senior Notes, term loan facility and accounts receivable securitization program	33,717	27,253	96,359	77,676
Interest rate swap expense, net	246	2,146	2,337	6,606
Amortization of financing fees	2,239	2,221	6,690	5,985
Other combined interest expense	1,070	1,246	3,711	3,811
Capitalized interest on major projects	(299)	(712)	(672)	(1,839)
Interest income	(17)	(25)	(42)	(68)
Interest expense, net	$36,956	$32,129	$108,383	$92,171

(a.)

In June, 2016, we entered into a fifth amendment to our credit agreement dated November 15, 2010, as amended, to increase the size of the Term Loan A facility by $200 million.  Interest rates were not impacted by this amendment.  The credit agreement, as amended, which is scheduled to expire in August, 2019, consists of: (i) an $800 million revolving credit facility ($380 million of outstanding borrowings as of September 30, 2017, and; (ii) a Term Loan A facility with $1.80 billion outstanding as of September 30, 2017.

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
(e.)

In July, 2017, we amended our accounts receivable securitization program, which is scheduled to expire in December, 2018, to increase the borrowing limit to $440 million from $400 million ($435 million of borrowings outstanding as of September 30, 2017).

Interest expense increased $5 million during the three-month period ended September 30, 2017, and $16 million during the nine-month period ended September 30, 2017, as compared to the comparable periods of 2016.  The $5 million increase in interest expense during the three-month period ended September 30, 2017, as compared to the three-month period ended September 30, 2016, was due primarily to: (i) a $6 million increase in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facility and accounts receivable securitization program resulting from an increase in the aggregate average outstanding borrowings ($4.04 billion during the three months ended September 30, 2017 as compared to $3.62 billion in the comparable 2016 period), as well as an increase in our aggregate average cost of borrowings pursuant to these facilities (3.3% during the three months ended September 30, 2017 as compared to 3.0% in the comparable period of 2016), partially offset by; (ii) a $2 million decrease in the interest rate swap expense.

The $16 million increase in interest expense during the nine-month period ended September 30, 2017, as compared to the nine-month period ended September 30, 2016, was primarily due to: (i) a $19 million increase in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facility and accounts receivable securitization program resulting from an increase in the aggregate average outstanding borrowings ($4.03 billion during the nine months ended September 30, 2017 as compared to $3.51 billion in the comparable 2016 period), as well as an increase in our aggregate average cost of borrowings pursuant to these facilities

(3.2% during the nine months ended September 30, 2017 as compared to 2.9% in the comparable period of 2016); (ii) a $1 million increase due to a decrease in capitalized interest on major projects, partially offset by; (iii) a $4 million decrease in our interest rate swap expense.

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three and nine-month periods ended September 30, 2017 and 2016 (dollar amounts in thousands):

	Three months ended		Nine month ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Provision for income taxes	$74,992	$88,175	$286,774	$306,577
Income before income taxes	220,554	245,440	833,051	875,010
Effective tax rate	34.0%	35.9%	34.4%	35.0%

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

The effective tax rates, as calculated by dividing the provision for income taxes by the difference in income before income taxes, minus net income attributable to noncontrolling interests, were as follows for the three and nine-month periods ended September 30, 2017 and 2016 (dollar amounts in thousands):

	Three months ended		Nine month ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Provision for income taxes	$74,992	$88,175	$286,774	$306,577

Income before income taxes	220,554	245,440	833,051	875,010
Less: Net income attributable to noncontrolling interests	(4,117)	(5,400)	(13,583)	(40,232)
Income before income taxes and after net income
attributable to noncontrolling interests	216,437	240,040	819,468	834,778
Effective tax rate	34.6%	36.7%	35.0%	36.7%

The decrease in the effective tax rate during the three and nine-month periods ended September 30, 2017, as compared to the comparable periods of 2016, was due primarily to: (i)  reductions in the provision for income taxes of $1 million and $9 million during the three and nine-month periods ended September 30, 2017, respectively, resulting from our January 1, 2017 adoption of ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, as discussed herein; (ii) lower effective income tax rates applicable to the income generated during the three and nine-month periods of 2017 at the behavioral health care facilities located in the U.K. that were acquired in late December, 2016 in connection with our acquisition of Cambian Group, PLC’s adult services division, and; (iii) a $2 million reduction to our provision for income taxes recorded during the third quarter of 2017 in connection with a change in estimated tax credits.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $878 million during the nine-month period ended September 30, 2017 and $1.14 billion during the comparable period of 2016. The net decrease of $258 million was primarily attributable to the following:

•	an unfavorable change of $128 million in cash flows from forward exchange contracts related to our investments in the United Kingdom;
•	an unfavorable change of $101 million in other working capital accounts resulting primarily from changes in accounts payable and accrued expenses due to timing of disbursements;
•	an unfavorable change of $32 million in accrued and deferred income taxes
•	a favorable change of $17 million in accounts receivable, and;
•	$14 million of other combined net unfavorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the nine-month periods. The result is divided into the accounts receivable balance at September 30th of each year to obtain the DSO. Our DSO were 51 days and 49 days at September 30, 2017 and 2016, respectively.

Our accounts receivable as of September 30, 2017 and December 31, 2016 include amounts due from Illinois of approximately $52 million and $38 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $35 million as of September 30, 2017 and $25 million as of December 31, 2016, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. Although the accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due to us from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

Net cash used in investing activities

The $468 million of net cash used in investing activities during the first nine months of 2017 consisted of:

•	$419 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;

•	$20 million spent to acquire businesses and property;

•	$26 million spent on the purchase and implementation of an information technology application, and;

•	$3 million spent to increase the statutorily required capital reserves of our commercial insurance subsidiary.

The $532 million of net cash used in investing activities during the first nine months of 2016 consisted of:

•	$396 million spent on capital expenditures, and;

•	$136 million spent to acquire businesses and property including the acquisition cost of Desert View Hospital, a 25-bed facility located in Pahrump, Nevada.

Net cash used in financing activities

During the first nine months of 2017, we used $380 million of net cash in financing activities as follows:

•

spent $144 million on net repayments of debt as follows: (i) $67 million related to our term loan A facility; (ii) $75 million related to our revolving credit facility, and; (iii) $2 million related to other debt facilities;

•	generated $43 million of proceeds related to new borrowings pursuant to our accounts receivable securitization program ($36 million) and on demand credit facility ($7 million);
•

spent $243 million to repurchase shares of our Class B Common Stock in connection with: (i) income tax withholding obligations related to stock-based compensation programs ($14 million), and; (ii) open market purchases pursuant to our $800 million stock repurchase program ($229 million);

•	spent $16 million to pay profit distributions related to noncontrolling interests in majority owned businesses;
•	spent $29 million to pay quarterly cash dividends of $.10 per share, and;
•	generated $8 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

During the first nine months of 2016, we used $600 million of net cash in financing activities as follows:

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

During the remaining three months of 2017, we expect to spend approximately $110 million to $140 million on capital expenditures which includes expenditures for capital equipment, renovations and new projects at existing hospitals. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

On June  7, 2016, we entered into a  Fifth Amendment (the “Fifth Amendment”) to our credit agreement dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012, May 16, 2013 and August 7, 2014, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders (“Credit Agreement”). The Fifth Amendment increased the size of the term loan A facility by $200 million and those proceeds were utilized to repay outstanding borrowings under the revolving credit facility of the Credit Agreement. The Credit Agreement, as amended, which is scheduled to mature in August, 2019, consists of: (i) an $800 million revolving credit facility ($380 million of borrowings outstanding as of September 30, 2017), and; (ii) a term loan A facility with $1.798 billion of borrowings outstanding as of September 30, 2017.

Borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit and term loan-A borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit and term loan-A borrowings. As of September 30, 2017, the applicable margins were 0.50% for ABR-based loans and 1.50% for LIBOR-based loans under the revolving credit and term loan-A facilities.

As of September 30, 2017, we had $380 million of borrowings outstanding pursuant to the terms of our $800 million revolving credit facility and we had $366 million of available borrowing capacity net of $33 million of outstanding letters of credit and $22 million of outstanding borrowings pursuant to a short-term, on-demand credit facility. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, certain real estate assets and assets held in joint-ventures with third-parties) and our material subsidiaries and guaranteed by our material subsidiaries.

Pursuant to the terms of the Credit Agreement, term loan-A installment payments of approximately $22 million per quarter commenced during the fourth quarter of 2016 and are scheduled through June, 2019.  Previously, approximately $11 million of quarterly installment payments were made from the fourth quarter of 2014 through the third quarter of 2016.

In July, 2017, we amended our accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks to increase the borrowing capacity to $440 million from $400 million previously.  Pursuant to the terms of our Securitization program, on which the scheduled maturity date of December, 2018 remained unchanged, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At September 30, 2017, we had $435 million of outstanding borrowings pursuant to the terms of the Securitization and $5 million of available borrowing capacity.

As of September 30, 2017, we had combined aggregate principal of $1.4 billion from the following senior secured notes:

•	$300 million aggregate principal amount of 3.75% senior secured notes due in August, 2019 (“2019 Notes”) which were issued on August 7, 2014.
•	$700 million aggregate principal amount of 4.75% senior secured notes due in August, 2022 (“2022 Notes”) which were issued as follows:
o	$300 million aggregate principal amount issued on August 7, 2014 at par.
o	$400 million aggregate principal amount issued on June 3, 2016 at 101.5% to yield 4.35%.
•	$400 million aggregate principal amount of 5.00% senior secured notes due in June, 2026 (“2026 Notes”) which were issued on June 3, 2016.

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

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of September 30, 2017.

At September 30, 2017, the net carrying value and fair value of our debt were approximately $4.0 billion and $4.1 billion, respectively. At December 31, 2016, the carrying value and fair value of our debt were each approximately $4.1 billion.  The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was 45% at September 30, 2017 and 48% at December 31, 2016.

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

Off-Balance Sheet Arrangements

During the three months ended September 30, 2017, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2016.

As of September 30, 2017 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $120 million consisting of: (i) $113 million related to our self-insurance programs, and; (ii) $7 million of other debt and public utility guarantees.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended September 30, 2017. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.   Controls and Procedures

As of September 30, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain legal matters are described below:

Government Investigations:

UHS Behavioral Health

In February, 2013, the Office of Inspector General for the United States Department of Health and Human Services (“OIG”) served a subpoena requesting various documents from January, 2008 to the date of the subpoena directed at Universal Health Services, Inc. (“UHS”) concerning it and UHS of Delaware, Inc., and certain UHS owned behavioral health facilities including: Keys of Carolina, Old Vineyard Behavioral Health, The Meadows Psychiatric Center, Streamwood Behavioral Health, Hartgrove Hospital, Rock River Academy and Residential Treatment Center, Roxbury Treatment Center, Harbor Point Behavioral Health Center, f/k/a The Pines Residential Treatment Center, including the Crawford, Brighton and Kempsville campuses, Wekiva Springs Center and River Point Behavioral Health.   Prior to receipt of this subpoena, some of these facilities had received independent subpoenas from state or federal agencies. Subsequent to the February 2013 subpoenas, some of the facilities above have received additional, specific subpoenas or other document and information requests.  In addition to the OIG, the DOJ and various U.S. Attorneys’ and state Attorneys’ General Offices are also involved in this matter. Since February 2013, additional facilities have also received subpoenas and/or document and information requests or we have been notified are included in the omnibus investigation.  Those facilities include: National Deaf Academy, Arbour-HRI Hospital, Behavioral Hospital of Bellaire, St. Simons By the Sea, Turning Point Care Center, Salt Lake Behavioral Health, Central Florida Behavioral Hospital, University Behavioral Center, Arbour Hospital, Arbour-Fuller Hospital, Pembroke Hospital, Westwood Lodge, Coastal Harbor Health System, Shadow Mountain Behavioral Health, Cedar Hills Hospital, Mayhill Hospital, Southern Crescent Behavioral Health (Anchor Hospital and Crescent Pines campuses), Valley

Hospital (AZ), Peachford Behavioral Health System of Atlanta, University Behavioral Health of Denton, and El Paso Behavioral Health System.

In October, 2013, we were advised that the DOJ’s Criminal Frauds Section had opened an investigation of River Point Behavioral Health and Wekiva Springs Center. Since that time, we have been notified that the Criminal Frauds section has opened investigations of National Deaf Academy, Hartgrove Hospital and UHS as a corporate entity. In April 2017, the DOJ’s Criminal Division issued a subpoena requesting documentation from Shadow Mountain Behavioral Health. In August 2017, Kempsville Center of Behavioral Health (a part of Harbor Point Behavioral Health previously identified above) received a subpoena requesting documentation.

In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration (“AHCA”) subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the Medicare suspension remains in effect. In June 2017, AHCA advised that while they were maintaining the suspension for dual eligible and cross-over Medicare beneficiaries, the Medicaid payment suspension was lifted effective June 27, 2017. We cannot predict if and/or when the facility’s remaining suspended payments will resume in total. Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during the three and nine-month periods ended September 30, 2017 or the year ended December 31, 2016, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

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

Shareholder Class Action

In December 2016 a purported shareholder class action lawsuit was filed in U.S. District Court for the Central District of California against UHS, and certain UHS officers alleging violations of the federal securities laws.  Plaintiff alleges that defendants violated federal securities laws relating to the disclosures made in public filings associated with practices at our behavioral health facilities.  The case was originally filed as Heed v. Universal Health Services, Inc. et. al. (Case No. 2:16-CV-09499-PSG-JC). The court subsequently appointed Teamsters Local 456 Pension Fund and Teamsters Local 456 Annuity Fund to serve as lead plaintiffs.  The case has been transferred to the U.S. District Court for the Eastern District of Pennsylvania and the style of the case has been changed to Teamsters Local 456 Pension Fund, et. al. v. Universal Health Services, Inc. et. al. (Case No. 2:17-CV-02817-LS). In September, 2017, Teamsters Local 456 Pension Fund filed an amended complaint.  We deny liability and intend to defend ourselves vigorously. At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

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

Chowdary v. Universal Health Services, Inc., et. al.

This is a lawsuit filed in 1999 in state court in Hidalgo County, Texas by a physician and his professional associations alleging tortious interference with contractual relationships and retaliation against McAllen Medical Center in McAllen, Texas as well as Universal Health Services, Inc. The state court has entered a summary judgment order awarding plaintiff $3.85 million in damages.  With prejudgment interest, the total amount of the order amounts to approximately $8.5 million, for which a related expense and liability was included in our financial results for the three and nine-month periods ended September 30, 2017. A trial on punitive damages, emotional distress and attorneys’ fees remains to be conducted if the summary judgment order is not vacated.  The case has been removed to federal court.  Plaintiffs have filed a motion to remand.  Once the remand motion is decided, we will file a motion for reconsideration and/or new trial.  In the event the trial court does not grant the motion reversing the summary judgment order, we intend to appeal.

Disproportionate Share Hospital Payment Matter:

In late September, 2015, many hospitals in Pennsylvania, including seven of our behavioral health care hospitals located in the state, received letters from the Pennsylvania Department of Human Services (the “Department”) demanding repayment of allegedly excess Medicaid Disproportionate Share Hospital payments (“DSH”) for the federal fiscal year 2011 (“FFY2011”) amounting to approximately $4 million in the aggregate.  Since that time, we have received similar requests for repayment for alleged DSH overpayments for FFYs 2012 and 2013 aggregating to approximately $11 million. We filed administrative appeals for all of our facilities contesting the recoupment efforts for FFYs 2011 through 2013 as we believe the Department’s calculation methodology is inaccurate and conflicts with applicable federal and state laws and regulations. The Department has agreed to postpone the recoupment of the state’s share of the DSH payments until all hospital appeals are resolved but started recoupment of the federal share.  The Department will likely make similar repayment demand for FFY 2014. Due to a change in the Pennsylvania Medicaid State Plan and implementation of a CMS-approved Medicaid Section 1115 Waiver, we do not believe the methodology applied by the Department to FFYs 2011 through 2013 is applicable to reimbursements received for Medicaid services provided after January 1, 2015 by our behavioral health care facilities located in Pennsylvania. We can provide no assurance that we will ultimately be successful in our legal and administrative appeals related to the Department’s repayment demands.  If our legal and administrative appeals are unsuccessful, our future consolidated results of operations and financial condition could be adversely impacted by these repayments.

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

There is no expiration date for our stock repurchase program. As reflected below, during the three-month period ended September 30, 2017,  870,000 shares ($94.3 million in the aggregate) were repurchased pursuant to the terms of our stock repurchase program and 8,810 shares were repurchased in connection with income tax withholding obligations resulting from the exercise of stock options.

During the period of July 1, 2017 through September 30, 2017, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid for shares purchased as part of publicly announced program (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands)
July, 2017	—	157,480	1,125	$0.01	150,000	$110.75	$16,612	—	$142,167
August, 2017	—	720,234	—	N/A	720,000	$107.95	$77,726	—	$64,441
September, 2017	—	1,096	—	N/A	—	$-	$-	—	$64,441
Total July through September	—	878,810	1,125	$0.01	870,000	$108.43	$94,338

Dividends

During the quarter ended September 30, 2017, we declared and paid dividends of $.10 per share.

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

Universal Health Services, Inc.
(Registrant)

Date: November 8, 2017	/s/ Alan B. Miller
Alan B. Miller, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton, Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)