Form 10-K
period 2017-12-31
UNIVERSAL HEALTH SERVICES INC
filed 2018-02-28
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

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

The aggregate market value of voting stock held by non-affiliates at June 30, 2017 was $10.6 billion. (For the purpose of this calculation, it was assumed that Class A, Class C, and Class D Common Stock, which are not traded but are convertible share-for-share into Class B Common Stock, have the same market value as Class B Common Stock. Also, for purposes of this calculation only, all directors are deemed to be affiliates.)

The number of shares of the registrant’s Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, and Class D Common Stock, $.01 par value, outstanding as of January 31, 2018, were 6,595,308; 86,990,759; 663,940 and 20,616, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for our 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2017 (incorporated by reference under Part III).

UNIVERSAL HEALTH SERVICES, INC.

2017 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2017. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Annual Report.

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

As of February 28, 2018, we owned and/or operated 326 inpatient facilities and 32 outpatient and other facilities including the following located in 37 states, Washington, D.C., the United Kingdom, Puerto Rico and the U.S. Virgin Islands:

Acute care facilities located in the U.S.:

•	26 inpatient acute care hospitals;
•	4 free-standing emergency departments, and;
•	4 outpatient surgery/cancer care centers & 1 surgical hospital.

Behavioral health care facilities (300 inpatient facilities and 23 outpatient facilities):

Located in the U.S.:

•	188 inpatient behavioral health care facilities, and;
•	20 outpatient behavioral health care facilities.

Located in the U.K.:

•	108 inpatient behavioral health care facilities, and;
•	2 outpatient behavioral health care facilities.

Located in Puerto Rico and the U.S. Virgin Islands:

•	4 inpatient behavioral health care facilities, and;
•	1 outpatient behavioral health care facility.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 53% during 2017, 52% during 2016 and 51% during 2015. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 47% of our consolidated net revenues during 2017, 48% during 2016 and 49% during 2015.

Our behavioral health care facilities located in the U.K. generated net revenues amounting to approximately $429 million in 2017, $241 million in 2016 and $203 million in 2015.  Total assets at our U.K. behavioral health care facilities were approximately $1.098 billion as of December 31, 2017, $965 million as of December 31, 2016 and $521 million as of December 31, 2015.

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

2017 and 2018 Acquisitions of Assets and Businesses:

2017 Acquisitions:

During 2017 we spent $23 million to acquire various property assets.

2018 Acquisitions:

In January, 2018, we acquired Gulfport Behavioral Health System, a 109-bed behavioral health care facility located in Gulfport, Mississippi.

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

Our company mission is:

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

Hospital Utilization

We believe that the most important factors relating to the overall utilization of a hospital include the quality and market position of the hospital and the number, quality and specialties of physicians providing patient care within the facility. Generally, we believe that the ability of a hospital to meet the health care needs of its community is determined by its breadth of services, level of technology, emphasis on quality of care and convenience for patients and physicians. Other factors that affect utilization include general and local economic conditions, market penetration of managed care programs, the degree of outpatient use, the availability of reimbursement programs such as Medicare and Medicaid, and demographic changes such as the growth in local populations. Utilization across the industry also is being affected by improvements in clinical practice, medical technology and pharmacology. Current industry trends in utilization and occupancy have been significantly affected by changes in reimbursement policies of third party payors. We are also unable to predict the extent to which these industry trends will continue or accelerate. In addition, our acute care services business is typically subject to certain seasonal fluctuations, such as higher patient volumes and net patient service revenues in the first and fourth quarters of the year.

The following table sets forth certain operating statistics for hospitals operated by us for the years indicated. Accordingly, information related to hospitals acquired during the five-year period has been included from the respective dates of acquisition, and information related to hospitals divested during the five year period has been included up to the respective dates of divestiture.

	2017	2016	2015	2014	2013
Average Licensed Beds:
Acute Care Hospitals	6,127	5,934	5,832	5,776	5,652
Behavioral Health Centers	23,151	21,829	21,202	20,231	19,975
Average Available Beds (1):
Acute Care Hospitals	5,954	5,759	5,656	5,571	5,429
Behavioral Health Centers	23,068	21,744	21,116	20,131	19,876
Admissions:
Acute Care Hospitals	297,390	274,074	261,727	251,165	246,160
Behavioral Health Centers	467,822	456,052	447,007	426,510	402,088
Average Length of Stay (Days):
Acute Care Hospitals	4.4	4.6	4.7	4.6	4.5
Behavioral Health Centers	13.6	13.2	13.1	12.9	13.3
Patient Days (2):
Acute Care Hospitals (1)	1,312,265	1,251,511	1,218,991	1,167,726	1,112,541
Behavioral Health Centers	6,381,756	6,004,066	5,835,134	5,518,660	5,365,734
Occupancy Rate-Licensed Beds (3):
Acute Care Hospitals	59%	58%	57%	55%	54%
Behavioral Health Centers	76%	75%	75%	75%	74%
Occupancy Rate-Available Beds (3):
Acute Care Hospitals	60%	59%	59%	57%	56%
Behavioral Health Centers	76%	75%	76%	75%	74%

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

Self-Referral and Anti-Kickback Legislation

The Stark Law: The Social Security Act includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship, unless an exception is met. These types of referrals are known as “self-referrals.” Sanctions for violating the Stark Law include civil penalties up to $24,253 for each violation, and up to $161,692 for sham arrangements. There are a number of exceptions to the self-referral prohibition, including an exception for a physician’s ownership interest in an entire hospital as opposed to an ownership interest in a hospital department unit, service or subpart. However, federal laws and regulations now limit the ability of hospitals relying on this exception to expand aggregate physician ownership interest or to expand certain hospital facilities. This regulation also places a number of compliance requirements on physician-owned hospitals related to reporting of ownership interest. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements that adhere to certain enumerated requirements.

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

When a defendant is determined by a court of law to have violated the False Claims Act, the defendant may be liable for up to three times the actual damages sustained by the government, plus mandatory civil penalties of between $11,181 to $22,363 for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The Fraud Enforcement and Recovery Act of 2009 (“FERA”) has expanded the number of actions for which liability may attach under the False Claims Act, eliminating requirements that false claims be presented to federal officials or directly involve federal funds. FERA also clarifies that a false claim violation occurs upon the knowing retention, as well as the receipt, of overpayments. In addition, recent changes to the anti-kickback statute have made violations of that law punishable under the civil False Claims Act. Further, a number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit on behalf of the state in state court. Recent changes to the False Claims Act require that federal healthcare program overpayments be returned within 60 days from the date the overpayment was identified, or by the date any corresponding cost report was due, whichever is later. Failure to return an overpayment within this period may result in additional civil False Claims Act liability.

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

Employees and Medical Staff

Our facilities located in the U.S. had approximately 76,600 employees as of December 31, 2017, of whom approximately 55,000 were employed full-time. In addition, our facilities located in the U.K. had approximately 6,500 employees as of December 31, 2017.  Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. In a number of our markets, physicians may have admitting privileges at other hospitals in addition to ours. Within our acute care division, approximately 240 physicians are employed by physician practice management subsidiaries of ours either directly or through contracts with affiliated group practices structured as 501A corporations. Members of the medical staffs of our hospitals also serve on the medical staffs of hospitals not owned by us and may terminate their affiliation with our hospitals at any time. In addition, within our behavioral health division, approximately 490 psychiatrists are employed by subsidiaries of ours either directly or through contracts with affiliated group practices structured as 501A corporations. Each of our hospitals is managed on a day-to-day basis by a managing director employed by a subsidiary of ours. In addition, a Board of Governors, including members of the hospital’s medical staff, governs the medical, professional and ethical practices at each hospital. We believe that our relations with our employees are satisfactory.

Approximately 765 of our employees at six of our hospitals are unionized. At Valley Hospital Medical Center, unionized employees belong to the Culinary Workers and Bartenders Union and the International Union of Operating Engineers. Engineers at Desert Springs Hospital are represented by the International Union of Operating Engineers. At The George Washington University Hospital, dietary and housekeeping employees are represented by the Service Employees International Union (“SEIU”).  At the Psychiatric Institute of Washington, clinical, clerical, support and maintenance employees are represented by the Communication Workers of America (AFL-CIO). Registered Nurses, Licensed Practical Nurses, certain technicians and therapists and some clerical employees at HRI Hospital in Boston are represented by the SEIU. At Brooke Glen Behavioral Hospital, unionized employees are represented by the Teamsters and the Northwestern Nurses Association/Pennsylvania Association of Staff Nurses and Allied Professionals.

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

In some markets, certain of our competitors may have greater financial resources, be better equipped and offer a broader range of services than us. Certain hospitals that are located in the areas served by our facilities are specialty or large hospitals that provide medical, surgical and behavioral health services, facilities and equipment that are not available at our hospitals. The increase in outpatient treatment and diagnostic facilities, outpatient surgical centers and freestanding ambulatory surgical also increases competition for us.  In addition, some of our hospitals face competition from hospitals or surgery centers that are physician owned.

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

Relationship with Universal Health Realty Income Trust

At December 31, 2017, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In December, 2017, the advisory agreement was renewed by the Trust for 2018 pursuant to the same terms in place during each of the last three years.  During 2017, 2016 and 2015, the advisory fee was computed at 0.70% of the Trust’s average invested real estate assets. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $3.6 million during 2017, $3.3 million during 2016 and $2.8 million during 2015.

Our pre-tax share of income from the Trust was $2.6 million during 2017, $1.0 million during 2016 and $1.4 million during 2015, and is included in net revenues in the accompanying consolidated statements of income for each year. Included in our share of the Trust’s income was approximately $1.7 million in 2017 related to our share of a gain recorded resulting from a property transaction, as well as insurance proceeds in excess of damaged Trust property. During 2015, our share of the Trust’s income included $500,000 related to our share of a gain on an exchange transaction recorded by the Trust.  We received dividends from the Trust amounting to $2.1 million during 2017 and $2.0 million during each of 2016 and 2015.

The carrying value of our investment in the Trust was $8.2 million and $7.7 million at December 31, 2017 and 2016, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $59.2 million at December 31, 2017 and $51.7 million at December 31, 2016, based on the closing price of the Trust’s stock on the respective dates.

The Trust commenced operations in 1986 by purchasing certain hospital properties from us and immediately leasing the properties back to our respective subsidiaries. Most of the leases were entered into at the time the Trust commenced operations and provided for initial terms of 13 to 15 years with up to six additional 5-year renewal terms. Each hospital lease also provided for additional or bonus rental, as discussed below. The base rents are paid monthly and the bonus rents are computed and paid on a quarterly basis, based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. The leases with those subsidiaries are unconditionally guaranteed by us and are cross-defaulted with one another.

Total rent expense under the operating leases on the three hospital facilities with the Trust during 2017, 2016 and 2015 was $16.0 million, $15.9 million, and $15.6 million, respectively. Pursuant to the terms of the three hospital leases with the Trust, we have the option to renew the leases at the lease terms described above by providing notice to the Trust at least 90 days prior to the termination of the then current term. We also have the right to purchase the respective leased hospitals at the end of the lease terms or any renewal terms at their appraised fair market value as well as purchase any or all of the three leased hospital properties at the appraised fair market value upon one month’s notice should a change of control of the Trust occur.  In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

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

In addition, certain of our subsidiaries are tenants in various medical office buildings and two free-standing emergency departments (“FEDs”) owned by the Trust or by limited liability companies in which the Trust holds 95% to 100% of the ownership interest.  During the first quarter of 2015, wholly-owned subsidiaries of ours sold to and leased back from the Trust, two newly constructed FEDs located in Texas which were completed and opened during the first quarter of 2015. In conjunction with these transactions, ten-year lease agreements with six, five-year renewal options have been executed with the Trust. We have the option to purchase the properties upon the expiration of the fixed terms and each five-year renewal terms at the fair market value of the property. The aggregate construction cost/sales proceeds of these facilities was approximately $13 million, and the aggregate rent expense paid to the Trust at the commencement of the leases was approximately $900,000 annually.

Executive Officers of the Registrant

The executive officers, whose terms will expire at such time as their successors are elected, are as follows:

Name and Age	Present Position with the Company
Alan B. Miller (80)	Chairman of the Board and Chief Executive Officer
Marc D. Miller (47)	President and Director
Steve G. Filton (60)	Executive Vice President, Chief Financial Officer and Secretary
Debra K. Osteen (62)	Executive Vice President, President of Behavioral Health Care Division
Marvin G. Pember (64)	Executive Vice President, President of Acute Care Division

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

Texas: We own 7 inpatient acute care hospitals and 22 inpatient behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 15% in 2017, 16% in 2016 and 17% in 2015 of our consolidated net revenues. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 11% in 2017, 7% in 2016 and 11% in 2015, of our income from operations after net income attributable to noncontrolling interest.

Nevada: We own 8 inpatient acute care hospitals and 4 inpatient behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 17% in 2017, 16% in 2016 and 15% in 2015, of our consolidated net revenues. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 20% in 2017, 13% in 2016 and 10% in 2015, of our income from operations after net income attributable to noncontrolling interest.

California: We own 5 inpatient acute care hospitals and 8 inpatient behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 11% in 2017, 11% in 2016 and 11% in 2015, of our consolidated net revenues. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 13% in 2017, 15% in 2016 and 11% in 2015, of our income from operations after net income attributable to noncontrolling interest.

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

We derive a significant portion of our revenue from third-party payors, including the Medicare and Medicaid programs. Changes in these government programs in recent years have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for healthcare services. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to facilities. We are unable to predict the effect of recent and future policy changes on our operations. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, deterioration in general economic conditions and the funding requirements from the federal healthcare reform legislation, may affect the availability of taxpayer funds for Medicare and Medicaid programs. In addition, the vast majority of the net revenues generated at our behavioral health facilities located in the United Kingdom are derived from governmental payors. If the rates paid or the scope of services covered by governmental payors in the United States or United Kingdom are reduced, there could be a material adverse effect on our business, financial position and results of operations.

We receive Medicaid revenues in excess of $100 million annually from each of Texas, California, Nevada, Washington, D.C., Pennsylvania and Illinois, making us particularly sensitive to reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states.

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

Reductions or changes in Medicare and Medicaid funding could have a material adverse effect on our future results of operations.

On January 3, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the “2012 Act”). The 2012 Act postponed for two months sequestration cuts mandated under the Budget Control Act of 2011. The postponed sequestration cuts include a 2% annual reduction over ten years in Medicare spending to providers. Medicaid is exempt from sequestration. In order to offset the costs of the legislation, the 2012 Act reduces payments to other providers totaling almost $26 billion over ten years. Approximately half of those funds will come from reductions in Medicare reimbursement to hospitals. Although the Bipartisan Budget Act of 2013 has reduced certain sequestration-related budgetary cuts, spending reductions related to the Medicare program remain in place. On December 26, 2013, President Obama signed into law H.J. Res. 59, the Bipartisan Budget Act of 2013, which includes the Pathway for SGR Reform Act of 2013 (“the Act”). In addition, on February 15, 2014, Public Law 113-082 was enacted. The 2012 Act and subsequent federal legislation achieves new savings by extending sequestration for mandatory programs—including Medicare— through 2027. Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Sources of Revenue-Medicare, for additional disclosure.

The 2012 Act includes a document and coding (“DCI”) adjustment and a reduction in Medicaid disproportionate share hospital (“DSH”) payments. Expected to save $10.5 billion over 10 years, the DCI adjustment decreases projected Medicare hospital payments for inpatient and overnight care through a downward adjustment in annual base payment increases. These reductions are meant to recoup what Medicare authorities consider to be “overpayments” to hospitals that occurred as a result of the transition to Medicare Severity Diagnosis Related Groups. The reduction in Medicaid DSH payments was expected to save $4.2 billion over 10 years. This provision extends the changes regarding DSH payments established by the Legislation and determines future allotments off of the rebased level. On February 9, 2018, President Trump signed into law H.R. 1892, the Bipartisan Budget Act of 2018, which eliminated the DSH cuts scheduled for 2018 and 2019 but added additional DSH reductions of $4 billion in 2020 and $8 billion a year between 2021 and 2025.

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

Although it was expected that as a result of the Legislation there would be a reduction in uninsured patients, which would reduce our expense from uncollectible accounts receivable, the Legislation makes a number of other changes to Medicare and Medicaid which we believe may have an adverse impact on us. It has been projected that the Legislation will result in a net reduction in Medicare and Medicaid payments to hospitals totaling $155 billion over 10 years. The Legislation revises reimbursement under the Medicare and Medicaid programs to emphasize the efficient delivery of high quality care and contains a number of incentives and penalties under these programs to achieve these goals. The Legislation provides for decreases in the annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the market basket update beginning October 1, 2011 for Medicare Part B reimbursable items and services and beginning October 1, 2012 for Medicare inpatient hospital services. The Legislation and subsequent revisions provide for reductions to both Medicare DSH and Medicaid DSH payments. The Medicare DSH reductions began in October, 2013 while the Medicaid DSH reductions are scheduled to begin in 2020. The Legislation implements a value-based purchasing program, which will reward the delivery of efficient care. Conversely, certain facilities will receive reduced reimbursement for failing to meet quality parameters; such hospitals will include those with excessive readmission or hospital-acquired condition rates.

A 2012 U.S. Supreme Court ruling limited the federal government’s ability to expand health insurance coverage by holding unconstitutional sections of the Legislation that sought to withdraw federal funding for state noncompliance with certain Medicaid coverage requirements. Pursuant to that decision, the federal government may not penalize states that choose not to participate in the Medicaid expansion program by reducing their existing Medicaid funding. Therefore, states can choose to accept or not to participate without risking the loss of federal Medicaid funding. As a result, many states, including Texas, have not expanded their Medicaid programs without the threat of loss of federal funding. CMS has granted, and is expected to grant additional, section 1115 demonstration waivers providing for work and community engagement requirements for certain Medicaid eligible individuals.  It is anticipated this will lead to reductions in coverage, and likely increases in uncompensated care, in states where these demonstration waivers are granted.

The various provisions in the Legislation that directly or indirectly affect Medicare and Medicaid reimbursement are scheduled to take effect over a number of years. The impact of the Legislation on healthcare providers will be subject to implementing regulations, interpretive guidance and possible future legislation or legal challenges. Certain Legislation provisions, such as that creating the Medicare Shared Savings Program creates uncertainty in how healthcare may be reimbursed by federal programs in the future. Thus, we cannot predict the impact of the Legislation on our future reimbursement at this time and we can provide no assurance that the Legislation will not have a material adverse effect on our future results of operations.

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

The impact of the Legislation on each of our hospitals may vary. Because Legislation provisions are effective at various times over the next several years, we anticipate that many of the provisions in the Legislation may be subject to further revision. Initiatives to repeal the Legislation, in whole or in part, to delay elements of implementation or funding, and to offer amendments or supplements to modify its provisions have been persistent.  The ultimate outcomes of legislative attempts to repeal or amend the Legislation and legal challenges to the Legislation are unknown. Legislation has already been enacted that has repealed the individual mandate to obtain health insurance penalty that was part of the original Legislation. In addition, Congress is considering legislation that would, in material part: (i) eliminate the large employer mandate to obtain or provide health insurance coverage, respectively; (ii) permit insurers to impose a surcharge up to 30 percent on individuals who go uninsured for more than two months and then purchase coverage; (iii) provide tax credits towards the purchase of health insurance, with a phase-out of tax credits accordingly to income level; (iv) expand health savings accounts; (v) impose a per capita cap on federal funding of state Medicaid programs, or, if elected by a state, transition federal funding to block grants, and; (vi) permit states to seek a waiver of certain federal requirements that would allow such state to define essential health benefits differently from federal standards and that would allow certain commercial health plans to take health status, including pre-existing conditions, into account in setting premiums.

In addition to legislative changes, the Legislation can be significantly impacted by executive branch actions.  In relevant part, President Trump has already taken executive actions: (i) requiring all federal agencies with authorities and responsibilities under the Legislation to “exercise all authority and discretion available to them to waiver, defer, grant exemptions from, or delay” parts of the Legislation that place “unwarranted economic and regulatory burdens” on states, individuals or health care providers; (ii) the issuance of a proposed rule by the Department of Labor to enable the formation of health plans that would be exempt from certain Legislation essential health benefits requirements, and; (iii) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level. The uncertainty resulting from these Executive Branch policies has led to reduced Exchange enrollment in 2018 and is expected to further worsen the individual and small group market risk pools in future years.  It is also anticipated that these and future policies may create additional cost and reimbursement pressures on hospitals.

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

We also operate health care facilities in the United Kingdom where the National Health Service (the “NHS”) is the principal provider of healthcare services. In addition to the NHS, we face competition in the United Kingdom from independent sector providers and other publicly funded entities for patients.

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

Our operations in the United Kingdom are also subject to a high level of regulation relating to registration and licensing requirements employee regulation, clinical standards, environmental rules as well as other areas. We are also subject to a highly regulated business environment, and failure to comply with the various laws and regulations, applicable to us could lead to substantial penalties, and other adverse effects on our business.

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

The economies in the communities in which our hospitals operate are often dependent on a small number of large employers. Those employers often provide income and health insurance for a disproportionately large number of community residents who may depend on our hospitals and other health care facilities for their care. The failure of one or more large employer or the closure or substantial reduction in the number of individuals employed at facilities located in or near the communities where our hospitals operate, could cause affected employees to move elsewhere to seek employment or lose insurance coverage that was otherwise available to them. The occurrence of these events could adversely affect our revenue and results of operations, thereby harming our business.

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

Many of the states in which we operate hospitals have enacted Certificates of Need, or (“CON”), laws as a condition prior to hospital capital expenditures, construction, expansion, modernization or initiation of major new services. Our failure to obtain necessary state approval could result in our inability to complete a particular hospital acquisition, expansion or replacement, make a facility ineligible to receive reimbursement under the Medicare or Medicaid programs, result in the revocation of a facility’s license or impose civil or criminal penalties on us, any of which could harm our business.

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

In addition, as of December 31, 2017, we had approximately $3.8 billion of goodwill recorded on our consolidated balance sheet. Should the revenues and financial results of our acute care and/or behavioral health care facilities be materially, unfavorably impacted due to, among other things, a worsening of the economic and employment conditions in the United States that could negatively impact our patient volumes and reimbursement rates, a continued rise in the unemployment rate and continued increases in the number of uninsured patients treated at our facilities, we may incur future charges to recognize impairment in the carrying value of our goodwill and other intangible assets, which could have a material adverse effect on our financial results.

Legal uncertainty or a worsening of the economic conditions in the United Kingdom could materially affect our business and future results of operations.

On June 23, 2016, the United Kingdom affirmatively voted in a non-binding referendum in favor of the exit of the United Kingdom from the European Union (the “Brexit”) and it has been approved by vote of the British legislature. On March 29, 2017, the United Kingdom triggered Article 50 of the Lisbon Treaty formally starting negotiations regarding its exit from the European Union.  The United Kingdom has two years from that date to complete these negotiations. The future relationship between the United Kingdom and the European Union remains uncertain, including the terms of trade between the United Kingdom and the European Union. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could lead to legal and regulatory uncertainty as the United Kingdom determines which European Union laws to replace or replicate.

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

At December 31, 2017, 26.1 million shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock. To the extent that these shares were converted into or exercised for shares of Class B Common Stock, the number of shares of Class B Common Stock available for trading in the public market place would increase substantially and the current holders of Class B Common Stock would own a smaller percentage of that class.

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

As of March 21, 2017, the shares of Class A and Class C Common Stock constituted 7.5% of the aggregate outstanding shares of our Common Stock, had the right to elect five members of the Board of Directors and constituted 86.5% of our general voting power as of that date. As of March 21, 2017, the shares of Class B and Class D Common Stock (excluding shares issuable upon exercise of options) constituted 92.5% of the outstanding shares of our Common Stock, had the right to elect two members of the Board of Directors and constituted 13.5% of our general voting power as of that date.

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

Executive and Administrative Offices and Commercial Health Insurer

We own various office buildings in King of Prussia and Wayne, Pennsylvania, Brentwood, Tennessee, Denton, Texas and Reno, Nevada.

Facilities

The following tables set forth the name, location, type of facility and, for acute care hospitals and behavioral health care facilities, the number of licensed beds:

Acute Care Hospitals

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Aiken Regional Medical Centers	Aiken, South Carolina	197	Owned
Aurora Pavilion	Aiken, South Carolina	62	Owned
Centennial Hills Hospital Medical Center	Las Vegas, Nevada	250	Owned
Corona Regional Medical Center	Corona, California	238	Owned
Desert Springs Hospital	Las Vegas, Nevada	293	Owned
Desert View Hospital	Pahrump, Nevada	25	Owned
Doctors’ Hospital of Laredo (7)	Laredo, Texas	183	Owned
Doctor’s Hospital ER South	Laredo, Texas	—	Leased
Fort Duncan Regional Medical Center	Eagle Pass, Texas	101	Owned
The George Washington University Hospital (1)	Washington, D.C.	385	Leased
Henderson Hospital	Henderson, Nevada	130	Owned
Lakewood Ranch Medical Center	Bradenton, Florida	120	Owned
Manatee Memorial Hospital	Bradenton, Florida	295	Owned
Northern Nevada Medical Center	Sparks, Nevada	108	Owned
Northwest Texas Healthcare System	Amarillo, Texas	405	Owned
The Pavilion at Northwest Texas Healthcare System	Amarillo, Texas	90	Owned
NWTH FED	Amarillo, Texas	—	Owned
Palmdale Regional Medical Center	Palmdale, California	184	Owned
South Texas Health System (3)
Edinburg Regional Medical Center/Children’s Hospital	Edinburg, Texas	235	Owned
McAllen Medical Center (2)	McAllen, Texas	441	Leased
McAllen Heart Hospital	McAllen, Texas	60	Owned
South Texas Behavioral Health Center	McAllen, Texas	134	Owned
STHS ER at Mission	Mission, Texas	—	Leased
STHS ER at Weslaco	Weslaco, Texas	—	Leased
Southwest Healthcare System
Inland Valley Campus (2)	Wildomar, California	130	Leased
Rancho Springs Campus	Murrieta, California	120	Owned
Spring Valley Hospital Medical Center	Las Vegas, Nevada	292	Owned
St. Mary’s Regional Medical Center	Enid, Oklahoma	229	Owned
Summerlin Hospital Medical Center	Las Vegas, Nevada	454	Owned
Temecula Valley Hospital	Temecula, California	140	Owned
Texoma Medical Center	Denison, Texas	266	Owned
TMC Behavioral Health Center	Denison, Texas	60	Owned
Valley Hospital Medical Center	Las Vegas, Nevada	301	Owned
Wellington Regional Medical Center (2)	West Palm Beach, Florida	233	Leased

Inpatient Behavioral Health Care Facilities

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Alabama Clinical Schools	Birmingham, Alabama	80	Owned
Alhambra Hospital	Rosemead, California	109	Owned
Alliance Health Center	Meridian, Mississippi	214	Owned

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
The Arbour Hospital	Boston, Massachusetts	136	Owned
Arbour-Fuller Hospital	South Attleboro, Massachusetts	102	Owned
Arbour-HRI Hospital	Brookline, Massachusetts	62	Owned
Arrowhead Behavioral Health	Maumee, Ohio	48	Owned
Austin Lakes Hospital	Austin, Texas	58	Leased
Austin Oaks Hospitals	Austin, Texas	80	Owned
Behavioral Hospital of Bellaire	Houston, Texas	124	Leased
Belmont Pines Hospital	Youngstown, Ohio	102	Owned
Benchmark Behavioral Health System	Woods Cross, Utah	94	Owned
Black Bear Treatment Center	Sautee, Georgia	115	Owned
Bloomington Meadows Hospital	Bloomington, Indiana	78	Owned
Boulder Creek Academy	Bonners Ferry, Idaho	105	Owned
Brentwood Behavioral Health of Mississippi	Flowood, Mississippi	121	Owned
Brentwood Hospital	Shreveport, Louisiana	200	Owned
The Bridgeway	North Little Rock, Arkansas	127	Owned
Brook Hospital—Dupont	Louisville, Kentucky	88	Owned
Brook Hospital—KMI	Louisville, Kentucky	110	Owned
Brooke Glen Behavioral Hospital	Fort Washington, Pennsylvania	146	Owned
Brynn Marr Hospital	Jacksonville, North Carolina	102	Owned
Calvary Addiction Recovery Center	Phoenix, Arizona	68	Owned
The Canyon at Peace Park	Malibu, California	16	Leased
Canyon Ridge Hospital	Chino, California	106	Owned
The Carolina Center for Behavioral Health	Greer, South Carolina	130	Owned
Cedar Creek	St. Johns, Michigan	34	Owned
Cedar Grove Residential Treatment Center	Murfreesboro, Tennessee	40	Owned
Cedar Hills Hospital (8)	Beaverton, Oregon	94	Owned
Cedar Ridge	Oklahoma City, Oklahoma	60	Owned
Cedar Ridge Residential Treatment Center	Oklahoma City, Oklahoma	56	Owned
Cedar Ridge Bethany	Bethany, Oklahoma	56	Owned
Cedar Springs Behavioral Health	Colorado Springs, Colorado	110	Owned
Centennial Peaks (8)	Louisville, Colorado	104	Owned
Center for Change	Orem, Utah	58	Owned
Central Florida Behavioral Hospital	Orlando, Florida	126	Owned
Chicago Children’s Center for Behavioral Health	Chicago, Illinois	40	Leased
Chris Kyle Patriots Hospital	Anchorage, Alaska	36	Owned
Clarion Psychiatric Center	Clarion, Pennsylvania	76	Owned
Coastal Behavioral Health	Savannah, Georgia	50	Owned
Coastal Harbor Treatment Center	Savannah, Georgia	145	Owned
Columbus Behavioral Center for Children and Adolescents	Columbus, Indiana	57	Owned
Compass Intervention Center	Memphis, Tennessee	108	Owned
Copper Hills Youth Center	West Jordan, Utah	197	Owned
Coral Shores	Stuart, Florida	80	Owned
Cumberland Hall	Hopkinsville, Kentucky	97	Owned
Cumberland Hospital	New Kent, Virginia	118	Owned
Cypress Creek Hospital	Houston, Texas	128	Owned
Del Amo Hospital	Torrance, California	166	Owned
Diamond Grove Center	Louisville, Mississippi	55	Owned
Dover Behavioral Health	Dover, Delaware	88	Owned
El Paso Behavioral Health System	El Paso, Texas	163	Owned
Emerald Coast Behavioral Hospital	Panama City, Florida	86	Owned
Fairmount Behavioral Health System	Philadelphia, Pennsylvania	239	Owned

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Fairfax
Fairfax Hospital	Kirkland, Washington	157	Owned
Fairfax Hospital—Everett	Everett, Washington	30	Leased
Fairfax Hospital—Monroe	Monroe, Washington	34	Leased
Forest View Hospital	Grand Rapids, Michigan	108	Owned
Fort Lauderdale Hospital	Fort Lauderdale, Florida	100	Leased
Foundations Behavioral Health	Doylestown, Pennsylvania	108	Leased
Foundations for Living	Mansfield, Ohio	84	Owned
Fox Run Hospital	St. Clairsville, Ohio	100	Owned
Fremont Hospital	Fremont, California	148	Owned
Friends Hospital	Philadelphia, Pennsylvania	219	Owned
Garfield Park Hospital	Chicago, Illinois	88	Owned
Garland Behavioral Health	Garland, Texas	72	Leased
Glen Oaks Hospital	Greenville, Texas	54	Owned
Gulf Coast Youth Services	Fort Walton Beach, Florida	24	Owned
Gulfport Behavioral Health System	Gulfport, Mississippi	109	Owned
Hampton Behavioral Health Center	Westhampton, New Jersey	120	Owned
Harbour Point (Pines)	Portsmouth, Virginia	186	Owned
Hartgrove Hospital	Chicago, Illinois	160	Owned
Havenwyck Hospital	Auburn Hills, Michigan	243	Owned
Heartland Behavioral Health Services	Nevada, Missouri	151	Owned
Hermitage Hall	Nashville, Tennessee	100	Owned
Heritage Oaks Hospital	Sacramento, California	125	Owned
Hickory Trail Hospital	DeSoto, Texas	86	Owned
Highlands Behavioral Health System	Highlands Ranch, Colorado	86	Owned
Hill Crest Behavioral Health Services	Birmingham, Alabama	219	Owned
Holly Hill Hospital	Raleigh, North Carolina	228	Owned
The Horsham Clinic	Ambler, Pennsylvania	206	Owned
Hughes Center	Danville, Virginia	56	Owned
Intermountain Hospital	Boise, Idaho	155	Owned
Kempsville Center of Behavioral Health	Norfolk, Virginia	82	Owned
KeyStone Center	Wallingford, Pennsylvania	153	Owned
Kingwood Pines Hospital	Kingwood, Texas	116	Owned
La Amistad Behavioral Health Services	Maitland, Florida	85	Owned
Lakeside Behavioral Health System	Memphis, Tennessee	345	Owned
Laurel Heights Hospital	Atlanta, Georgia	108	Owned
Laurel Oaks Behavioral Health Center	Dothan, Alabama	124	Owned
Laurel Ridge Treatment Center	San Antonio, Texas	250	Owned
Liberty Point Behavioral Health	Stauton, Virginia	56	Owned
Lighthouse Care Center of Augusta	Augusta, Georgia	115	Owned
Lighthouse Care Center of Conway	Conway, South Carolina	87	Owned
Lincoln Prairie Behavioral Health Center	Springfield, Illinois	97	Owned
Lincoln Trail Behavioral Health System	Radcliff, Kentucky	140	Owned
Mayhill Hospital	Denton, Texas	59	Leased
McDowell Center for Children	Dyersburg, Tennessee	32	Owned
The Meadows Psychiatric Center	Centre Hall, Pennsylvania	117	Owned
Meridell Achievement Center	Austin, Texas	134	Owned
Mesilla Valley Hospital	Las Cruces, New Mexico	120	Owned
Michael’s House	Palm Springs, California	87	Owned
Michiana Behavioral Health Center	Plymouth, Indiana	80	Owned
Midwest Center for Youth and Families	Kouts, Indiana	74	Owned

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Millwood Hospital	Arlington, Texas	128	Leased
Mountain Youth Academy	Mountain City, Tennessee	90	Owned
Natchez Trace Youth Academy	Waverly, Tennessee	115	Owned
Newport News Behavioral Health Center	Newport News, Virginia	132	Owned
North Spring Behavioral Healthcare	Leesburg, Virginia	103	Leased
North Star Hospital	Anchorage, Alaska	74	Owned
North Star Bragaw	Anchorage, Alaska	30	Owned
North Star DeBarr Residential Treatment Center	Anchorage, Alaska	30	Owned
North Star Palmer Residential Treatment Center	Palmer, Alaska	30	Owned
Northwest Academy	Bonners Perry, Idaho	102	Owned
Oak Plains Academy	Ashland City, Tennessee	90	Owned
The Oaks Treatment Center	Memphis, Tennessee	71	Owned
Okaloosa Youth Academy	Crestview, Florida	75	Leased
Old Vineyard Behavioral Health	Winston-Salem, North Carolina	164	Owned
Palmetto Lowcountry Behavioral Health	North Charleston, South Carolina	108	Owned
Palmetto Pee Dee Behavioral Health	Florence, South Carolina	59	Leased
Palmetto Summerville	Summerville, South Carolina	64	Leased
Palm Shores Behavioral Health Center	Bradenton, Florida	64	Owned
Palo Verde Behavioral Health	Tucson, Arizona	84	Leased
Parkwood Behavioral Health System	Olive Branch, Mississippi	148	Owned
The Pavilion	Champaign, Illinois	106	Owned
Peachford Behavioral Health System of Atlanta	Atlanta, Georgia	246	Owned
Pembroke Hospital	Pembroke, Massachusetts	120	Owned
Pinnacle Pointe Hospital	Little Rock, Arkansas	124	Owned
Poplar Springs Hospital	Petersburg, Virginia	208	Owned
Prairie St John’s	Fargo, North Dakota	158	Owned
Pride Institute	Eden Prairie, Minnesota	42	Owned
Provo Canyon School	Provo, Utah	274	Owned
Provo Canyon Behavioral Hospital	Orem, Utah	80	Owned
Psychiatric Institute of Washington	Washington, D.C.	130	Owned
Quail Run Behavioral Health	Phoenix, Arizona	102	Owned
The Recovery Center	Wichita Falls, Texas	34	Leased
The Ridge Behavioral Health System	Lexington, Kentucky	110	Owned
Rivendell Behavioral Health Services of Arkansas	Benton, Arkansas	80	Owned
Rivendell Behavioral Health Services of Kentucky	Bowling Green, Kentucky	125	Owned
River Crest Hospital	San Angelo, Texas	80	Owned
Riveredge Hospital	Forest Park, Illinois	210	Owned
River Oaks Hospital	New Orleans, Louisiana	126	Owned
River Park Hospital	Huntington, West Virginia	187	Owned
River Point Behavioral Health	Jacksonville, Florida	84	Owned
Rockford Center	Newark, Delaware	128	Owned
Rolling Hills Hospital	Franklin, Tennessee	130	Owned
Roxbury	Shippensburg, Pennsylvania	112	Owned
Salt Lake Behavioral Health	Salt Lake City, Utah	118	Leased
San Marcos Treatment Center	San Marcos, Texas	265	Owned
Sandy Pines Hospital	Tequesta, Florida	140	Owned
Schick Shadel Hospital	Burin, Washington	60	Owned
Shadow Mountain Behavioral Health System	Tulsa, Oklahoma	249	Owned
Sierra Vista Hospital	Sacramento, California	171	Owned
Southern Crescent Behavioral Health
Anchor Hospital	Atlanta, Georgia	122	Owned

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Crescent Pines	Stockbridge, Georgia	50	Owned
St. Simons by the Sea	St. Simons, Georgia	101	Owned
Skywood Recovery	Augusta, Michigan	100	Owned
Spring Mountain Sahara	Las Vegas, Nevada	30	Owned
Spring Mountain Treatment Center	Las Vegas, Nevada	110	Owned
Springwoods	Fayetteville, Arkansas	80	Owned
Stonington Institute	North Stonington, Connecticut	68	Owned
Streamwood Behavioral Health	Streamwood, Illinois	178	Owned
Summit Oaks Hospital	Summit, New Jersey	126	Owned
SummitRidge	Lawrenceville, Georgia	96	Owned
Suncoast Behavioral Health Center	Bradenton, Florida	60	Owned
Texas NeuroRehab Center	Austin, Texas	151	Owned
Three Rivers Behavioral Health	West Columbia, South Carolina	122	Owned
Three Rivers Residential Treatment-Midlands Campus	West Columbia, South Carolina	64	Owned
Turning Point Hospital	Moultrie, Georgia	69	Owned
Two Rivers Psychiatric Hospital	Kansas City, Missouri	105	Owned
University Behavioral Center	Orlando, Florida	112	Owned
University Behavioral Health of Denton	Denton, Texas	104	Owned
Valle Vista Hospital	Greenwood, Indiana	132	Owned
Valley Hospital	Phoenix, Arizona	122	Owned
The Vines Hospital	Ocala, Florida	98	Owned
Virginia Beach Psychiatric Center	Virginia Beach, Virginia	100	Owned
Wekiva Springs	Jacksonville, Florida	120	Owned
Wellstone Regional Hospital	Jeffersonville, Indiana	100	Owned
West Hills Hospital	Reno, Nevada	95	Owned
West Oaks Hospital	Houston, Texas	160	Owned
Willow Springs Center	Reno, Nevada	116	Owned
Windmoor Healthcare	Clearwater, Florida	144	Owned
Windsor—Laurelwood Center	Willoughby, Ohio	159	Leased
Wyoming Behavioral Institute	Casper, Wyoming	129	Owned

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Acer Clinic (9)	Chestherfield, UK	14	Owned
Acer Clinic 2 (9)	Chestherfield, UK	14	Owned
Amberwood Lodge (9)	Dorset, UK	9	Owned
Ashfield House (9)	Huddersfield, UK	6	Owned
Aspen House (9)	South Yorkshire, UK	20	Owned
Aspen Lodge (9)	Rotherham, UK	16	Owned
Beacon Lower (9)	Bradford, UK	8	Owned
Beacon Upper (9)	Bradford, UK	8	Owned
Beckly House (9)	Halifax, UK	12	Owned
Bury Hospital	Bury, UK	167	Owned
Broughton House (9)	Lincolnshire, UK	34	Owned
Broughton Lodge (9)	Cheshire, UK	20	Owned
Cambian Alders (9)	Gloucester, UK	20	Owned
Cambian Ansel Clinic (9)	Nottingham, UK	24	Owned
Cambian Appletree (9)	Durham, UK	26	Owned
Cambian Beeches (9)	Nottinghamshire, UK	12	Owned

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Cambian Birches (9)	Notts, UK	6	Owned
Cambian Cedars (9)	Birmingham, UK	24	Owned
Cambian Churchill (9)	London, UK	57	Owned
Cambian Conifers (9)	Derby, UK	7	Owned
Cambian Elms (9)	Birmingham, UK	10	Owned
Cambian Grange (9)	Nottinghamshire, UK	8	Owned
Cambian Heathers (9)	West Bromwich, UK	20	Owned
Cambian Lodge (9)	Nottinghamshire, UK	8	Owned
Cambian Manor (9)	Central Drive, UK	20	Owned
Cambian Nightingale (9)	Dorset, UK	10	Owned
Cambian Oaks (9)	Barnsley, UK	36	Owned
Cambian Pines (9)	Woodhouse, UK	7	Owned
Cambian Views (9)	Matlock, UK	10	Owned
Cambian Woodside (9)	Bradford, UK	9	Owned
CAS Brunel (9)	Henbury, UK	32	Owned
Chaseways	Sawbridgeworth, UK	6	Owned
Cherry Court (9)	Essex, UK	11	Owned
Coventry	Coventry, UK	56	Owned
Cygnet Hospital—Beckton	Beckton, UK	62	Owned
Cygnet Hospital—Bierley	Bierley, UK	63	Owned
Cygnet Wing—Blackheath	Blackheath, UK	32	Leased
Cygnet Lodge—Brighouse	Brighouse, UK	25	Owned
Cygnet Hospital—Derby	Derby, UK	50	Owned
Cygnet Hospital—Ealing	Ealing, UK	26	Owned
Cygnet Hospital—Godden Green	Godden Green, UK	39	Owned
Cygnet Hospital—Harrogate	Harrogate, UK	36	Owned
Cygnet Hospital—Harrow	Harrow, UK	61	Owned
Cygnet Hospital—Kewstoke	Kewstoke, UK	72	Owned
Cygnet Lodge—Lewisham	Lewisham, UK	17	Owned
Cygnet Hospital—Stevenage	Stevenage, UK	88	Owned
Cygnet Hospital—Taunton	Taunton, UK	46	Owned
Cygnet Lodge – Kenton	Westlands, UK	15	Owned
Cygnet Hospital—Wyke	Wyke, UK	56	Owned
Cygnet Lodge – Woking	Knaphill, UK	29	Owned
Delfryn House (9)	Flintshire, UK	28	Owned
Delfryn Lodge (9)	Flintshire, UK	24	Owned
Dene Brook (9)	Dalton Parva, UK	13	Owned
Devon Lodge (9)	Southampton, UK	12	Owned
Eleni House (9)	Essex, UK	8	Owned
Elm Court (9)	Essex, UK	10	Owned
Elston House (9)	Nottinghamshire, UK	8	Owned
Fairways (9)	Suffolk, UK	8	Owned
Farm Lodge	Rainham, UK	5	Owned
The Fields (9)	Sheffield, UK	54	Owned
The Fountains (9)	Blackburn, UK	32	Owned
The Gables (9)	Essex, UK	7	Owned
Gledcliffe Road (9)	Huddersfield, UK	6	Owned
Gledholt (9)	Huddersfield, UK	9	Owned
Hawkstone (9)	Utley, UK	10	Owned
Kirkside House (9)	Leeds, UK	7	Owned
Kirkside Lodge (9)	Leeds, UK	8	Owned

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Langdale House (9)	Huddersfield, UK	8	Owned
Langdale Coach House (9)	Huddersfield, UK	3	Owned
Larch Court (9)	Essex, UK	4	Owned
Laurel Court (9)	Essex, UK	11	Owned
The Limes (9)	Nottinghamshire, UK	18	Owned
Limes Houses (9)	Nottinghamshire, UK	6	Owned
Longfield House (9)	Bradford, UK	9	Owned
Lowry House (9)	Hyde, UK	12	Owned
Meadows Mews (9)	Tipton, UK	10	Owned
Norcott House (9)	Liversedge, UK	11	Owned
Norcott Lodge (9)	Liversedge, UK	9	Owned
Oak Court (9)	Essex, UK	12	Owned
Oakhurst Lodge (9)	Hampshire, UK	8	Owned
The Outwood (9)	Leeds, UK	10	Owned
Oxley Lodge (9)	Huddersfield, UK	4	Owned
Oxley Woodhouse (9)	Huddersfield, UK	13	Owned
Portland Road 45 (9)	Edgbaston, UK	4	Leased
Raglan House (9)	West Midlands, UK	25	Owned
Redwood Court (9)	Essex, UK	9	Owned
Rhyd Alyn (9)	Flintshire, UK	6	Owned
Sedgley House (9)	Wolverhampton, UK	20	Owned
Sedgley Lodge (9)	Wolverhampton, UK	14	Owned
Shear Meadow (9)	Hemel Hempstead, UK	4	Owned
Sheffield Hospital	Sheffield, UK	55	Owned
Sherwood House (9)	Mansfield, UK	30	Owned
Sherwood Lodge (9)	Mansfield, UK	18	Owned
Sherwood Lodge Step Down (9)	Mansfield, UK	8	Owned
The Squirrels (9)	Hampshire, UK	9	Owned
St. Augustine's (9)	Stoke on Trent, UK	32	Owned
St. Teilo House (9)	Gwent, UK	23	Owned
Storthfields (9)	Derby, UK	22	Owned
Sycamore Court (9)	Essex, UK	6	Owned
The Sycamores (9)	Derbyshire, UK	6	Owned
Tabley Nursing Home—Tabley	Tabley, UK	51	Leased
Thornfield House (9)	Bradford, UK	7	Owned
Tupwood Gate Nursing Home	Caterham, UK	30	Owned
Victoria House (9)	Durham, UK	32	Owned
Vincent Court (9)	Lancashire, UK	5	Owned
Walkern Lodge (9)	Stevenage, UK	4	Owned
Woking Hospital	Woking, UK	57	Owned
Woodcross Street (9)	Wolverhampton, UK	8	Owned

Puerto Rico and Virgin Islands:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
First Hospital Panamericano—Cidra	Cidra, Puerto Rico	165	Owned
First Hospital Panamericano—San Juan	San Juan, Puerto Rico	45	Owned
First Hospital Panamericano—Ponce	Ponce, Puerto Rico	30	Owned
Virgin Islands Behavioral Services	St. Croix, Virgin Islands	30	Owned

Outpatient Behavioral Health Care Facilities

United States:
Name of Facility	Location	Real Property Ownership Interest
Arbour Counseling Services	Rockland, Massachusetts	Owned
Arbour Senior Care	Rockland, Massachusetts	Owned
Behavioral Educational Services	Riverdale, Florida	Leased
The Canyon at Santa Monica	Santa Monica, California	Leased
First Home Care (PA)	Philadelphia, PA	Leased
First Home Care (VA)	Portsmouth, Virginia	Leased
Foundations Atlanta	Atlanta, Georgia	Leased
Foundations Chicago	Chicago, Illinois	Leased
Foundations Detroit	Bingham Farms, Michigan	Leased
Foundations Los Angeles	Los Angeles, California	Leased
Foundations Memphis	Memphis, Tennessee	Leased
Foundations Nashville	Nashville, Tennessee	Leased
Foundations Roswell	Roswell, Georgia	Leased
Foundations San Diego	San Diego, California	Leased
Foundations San Francisco	San Francisco, California	Leased
Good Samaritan Counseling Center	Anchorage, Alaska	Owned
Michael’s House Outpatient	Palm Springs, California	Leased
The Point	Arkansas	Leased
St. Louis Behavioral Medicine Institute	St. Louis, Missouri	Owned
Talbott Recovery	Atlanta, Georgia	Owned

United Kingdom:
Name of Facility	Location	Real Property Ownership Interest
Long Eaton Day Services (9)	Nottingham, UK	Owned
Sheffield Day Services (9)	Sheffield, UK	Owned

Puerto Rico and Virgin Islands:
Name of Facility	Location	Real Property Ownership Interest
Community Cornerstones	Rio Piedras, Puerto Rico	Leased

Surgical Hospitals, Ambulatory Surgery Centers and Radiation Oncology Centers

Name of Facility	Location	Real Property Ownership Interest
Cancer Care Institute of Carolina	Aiken, South Carolina	Owned
Cornerstone Regional Hospital (4)	Edinburg, Texas	Leased
Palms Westside Clinic ASC (6)	Royal Palm Beach, Florida	Leased
Quail Surgical and Pain Management Center	Reno, Nevada	Leased
Temecula Valley Day Surgery and Pain Therapy Center (5)	Murrieta, California	Leased

(1)

We hold an 80% ownership interest in this facility through a general partnership interest in a limited partnership. The remaining 20% ownership interest is held by an unaffiliated third-party which leases the property to the partnership for nominal rent. The term of the partnership is scheduled to expire in July, 2047, and we have five, five-year extension options.  The term of the lease is coterminous with the partnership term with a fair market value rental of the property during the extension term.

(2)	Real property leased from Universal Health Realty Income Trust.
(3)

Edinburg Regional Medical Center/Children’s Hospital, McAllen Medical Center, McAllen Heart Hospital, South Texas Behavioral Health Center, STHS ER at Mission and STHS ER at Weslaco are consolidated under one license operating as the South Texas Health System.

(4)	We manage and own a noncontrolling interest of approximately 50% in the entity that operates this facility.
(5)	We own minority interests in an LLC that owns and operates this center which is managed by us.
(6)	We own a noncontrolling ownership interest of approximately 50% in the entity that operates this facility that is managed by a third-party.
(7)	We hold an 89% ownership interest in this facility through both general and limited partnership interests. The remaining 11% ownership interest is held by unaffiliated third parties.
(8)	Land of this facility is leased.
(9)

These facilities were acquired in late December, 2016, upon our completion of the acquisition of Cambian Group, PLC’s adult services’ division (the “Cambian Adult Services”). At the time of acquisition, the Cambian Adult Services consisted of 79 inpatient and 2 outpatient behavioral health facilities located in the U.K. The Competition and Markets Authority (“CMA”) in the U.K. reviewed our acquisition of the Cambian Adult Services. In April, 2017, the CMA notified us that they identified potential competition concerns in certain markets and announced its decision to refer our acquisition of Cambian Group, PLC’s Adult Services division for a Phase 2 investigation.  In October, 2017, the CMA provided the final ruling regarding the Phase 2 investigation requiring us to divest a facility which was subsequently designated to be The Limes, an 18-bed facility which generates less than $1 million in annual income before income taxes.

We own or lease medical office buildings adjoining some of our hospitals. We believe that the leases on the facilities, medical office buildings and other real estate leased or owned by us do not impose any material limitation on our operations. The aggregate lease payments on facilities leased by us were $80 million in 2017, $74 million in 2016 and $69 million in 2015.

ITEM 3.	Legal Proceedings

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

In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration (“AHCA”) subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the Medicare suspension remains in effect. In June 2017, AHCA advised that while they were maintaining the suspension for dual eligible and cross-over Medicare beneficiaries, the Medicaid payment suspension was lifted effective June 27, 2017. We cannot predict if and/or when the facility’s remaining suspended payments will resume in total. From inception through December 31, 2017, the aggregate funds withheld from us in connection with the River Point Behavioral Health payment suspension amounted to approximately $10 million. Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during 2017, 2016 or 2015, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

The DOJ has advised us that the civil aspect of the coordinated investigation referenced above is a False Claims Act investigation focused on billings submitted to government payers in relation to services provided at those facilities. Based upon our initial discussions with the DOJ, our financial statements as of December 31, 2017 include a $22 million reserve established in connection with the civil aspects of these matters. However, changes in the reserve may be required in future periods as discussions continue and additional information becomes available. We cannot predict the ultimate resolution of these matters and therefore can provide no assurance that final amounts paid in settlement or otherwise, if any, or associated costs, will not differ materially from our established reserve.

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

Shareholder Class Action

In December 2016 a purported shareholder class action lawsuit was filed in U.S. District Court for the Central District of California against UHS, and certain UHS officers alleging violations of the federal securities laws.  Plaintiff alleges that defendants violated federal securities laws relating to the disclosures made in public filings associated with practices at our behavioral health facilities.  The case was originally filed as Heed v. Universal Health Services, Inc. et. al. (Case No. 2:16-CV-09499-PSG-JC). The court subsequently appointed Teamsters Local 456 Pension Fund and Teamsters Local 456 Annuity Fund to serve as lead plaintiffs.  The case has been transferred to the U.S. District Court for the Eastern District of Pennsylvania and the style of the case has been changed to Teamsters Local 456 Pension Fund, et. al. v. Universal Health Services, Inc. et. al. (Case No. 2:17-CV-02817-LS). In September, 2017, Teamsters Local 456 Pension Fund filed an amended complaint. In December 2017, we filed a motion to dismiss the amended complaint. We deny liability and intend to defend ourselves vigorously. At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

Shareholder Derivative Cases

In March 2017, a shareholder derivative suit was filed by plaintiff David Heed in the Court of Common Pleas of Philadelphia County. A notice of removal to the United States District Court for the Eastern District of Pennsylvania was filed (Case No. 2:17-cv-01476-LS). Plaintiff filed a motion to remand. In December 2017, the Court denied plaintiff’s motion to remand and has retained the case in federal court. The suit alleges breaches of fiduciary duties and other allegedly wrongful conduct by the members of the Board of Directors and certain officers of Universal Health Services, Inc. relating to practices at our behavioral health facilities. UHS has been named as a nominal defendant in the case.  In May, June and July 2017, additional shareholder derivative suits were filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in those cases are: Central Laborers’ Pension Fund (Case No. 17-cv-02187-LS); Firemen’s Retirement System of St. Louis (Case No. 17—cv-02317-LS); Waterford Township Police & Fire Retirement System (Case No. 17-cv-02595-LS); and Amalgamated Bank Longview Funds (Case No. 17-cv-03404-LS). The Fireman’s Retirement System case has since been voluntarily dismissed. In addition, a shareholder derivative case was filed in Chancery Court in Delaware by the Delaware County Employees’ Retirement Fund (Case No. 2017-0475-JTL). In December 2017, the Chancery Court stayed this case pending resolution of other contemporaneous matters. These additional cases make substantially similar allegations and claims based upon alleged violations of federal securities laws as well common law causes of action against the individual defendants. All of these additional cases have also named all members of the UHS Board of Directors as well as certain officers of the Company.  The defendants deny liability and intend to defend these cases vigorously.  At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with these matters.

Chowdary v. Universal Health Services, Inc., et. al.

This is a lawsuit filed in 1999 in state court in Hidalgo County, Texas by a physician and his professional associations alleging tortious interference with contractual relationships and retaliation against McAllen Medical Center in McAllen, Texas as well as Universal Health Services, Inc. The state court has entered a summary judgment order awarding plaintiff $3.85 million in damages.  With prejudgment interest, the total amount of the order amounts to approximately $9 million, for which a reserve is included in our financial statements as of December 31, 2017. A trial on punitive damages, emotional distress and attorneys’ fees remains to be conducted if the summary judgment order is not vacated.  The case has been removed to federal court. Plaintiffs filed a motion to remand. In February 2018, the federal court denied plaintiffs’ motion to remand and retained the case in federal court. Plaintiffs have filed a writ of mandamus with the 5th Circuit Court of Appeals seeking to overturn the federal court’s decision denying remand. We have filed a motion for reconsideration of state court’s summary judgment order in the federal court proceeding.

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

The table below sets forth, for the quarters indicated, the high and low reported closing sales prices per share reported on the New York Stock Exchange for our Class B Common Stock for the years ended December 31, 2017 and 2016:

	2017	2016
	High-Low Sales Price	High-Low Sales Price
Quarter:
1st	$126.65-$106.71	$125.33-$101.65
2nd	$125.07-$112.33	$138.74-$121.74
3rd	$125.00-$105.37	$138.28-$118.82
4th	$115.06-$95.77	$128.06-$101.55

The number of stockholders of record as of January 31, 2017, were as follows:

Class A Common	16
Class B Common	222
Class C Common	3
Class D Common	102

Stock Repurchase Programs

In July, 2014, our Board of Directors authorized a stock repurchase program whereby, from time to time as conditions allow, we may spend up to $400 million to purchase shares of our Class B Common Stock on the open market at prevailing market prices or in negotiated private transactions.  In February, 2016, our Board of Directors authorized a $400 million increase to our stock repurchase program, which increased the aggregate authorization to $800 million from the previous $400 million mentioned above.  In November, 2017, our Board of Directors authorized an additional $400 million increase to our stock repurchase program, which increased the aggregate authorization to $1.2 billion from the previous $800 million authorization approved in 2016 and 2014 as mentioned above. There is no expiration date for our stock repurchase programs. As reflected below, during the three-month period ended December 31, 2017, we have repurchased approximately 1.0 million shares at an aggregate cost of approximately $100.8 million pursuant to the terms of our stock repurchase program.  In addition, 193,806 shares were repurchased in connection with income tax withholding obligations resulting from the exercise of stock options and the vesting of restricted stock grants.

During the period of October 1, 2017 through December 31, 2017, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of dollars that may yet be purchased under the program (in thousands)
October, 2017	—	63,009	—	N/A	60,000	$102.27	$6,136	$58,305
November, 2017	$400,000	877,923	—	N/A	778,482	$99.10	$77,147	$381,158
December, 2017	—	255,869	4,666	$0.01	164,513	$106.36	$17,498	$363,660
Total October through December	$400,000	1,196,801	4,666	$0.01	1,002,995	$100.48	$100,781

Dividends

During the two years ending December 31, 2017, dividends per share were declared and paid as follows:

	2017	2016
First quarter	$.10	$.10
Second quarter	$.10	$.10
Third quarter	$.10	$.10
Fourth quarter	$.10	$.10
Total	$.40	$.40

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

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the stock included in the Standard & Poor’s 500 Index and a Peer Group Index during the five year period ended December 31, 2017. The graph assumes an investment of $100 made in our common stock and each Index as of January 1, 2013 and has been weighted based on market capitalization. Note that our common stock price performance shown below should not be viewed as being indicative of future performance.

Companies in the peer group, which consist of companies in the S&P 500 Index or S&P MidCap 400 Index are as follows: Community Health Systems, Inc., Health Management Associates, Inc. (included until January, 2014 when it was acquired by Community Health Systems, Inc.), LifePoint Health, Inc., Tenet Healthcare Corporation, Acadia Healthcare Company, Inc. and HCA Healthcare, Inc.

Company Name / Index	2012 Base	2013	2014	2015	2016	2017
Universal Health Services, Inc.	$100.00	$168.56	$231.48	$249.41	$222.77	$238.21
S&P 500 Index	$100.00	$132.39	$150.51	$152.59	$170.84	$208.14
Peer Group	$100.00	$149.80	$211.11	$179.26	$161.61	$183.46

ITEM 6.	Selected Financial Data

The following table contains our selected financial data for, or as of the end of, each of the five years ended December 31, 2017. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Summary of Operations (in thousands)
Net revenues	$10,409,865	$9,766,210	$9,043,451	$8,205,088	$7,367,873
Income before income taxes	$1,135,009	$1,156,358	$1,145,901	$929,667	$869,332
Net income attributable to UHS	$752,303	$702,409	$680,528	$545,343	$510,733
Net margin	7.2%	7.2%	7.5%	6.6%	6.9%
Return on average equity	15.5%	16.0%	16.6%	15.3%	16.8%
Financial Data (in thousands)
Cash provided by operating activities	$1,182,581	$1,333,693	$1,068,262	$1,069,788	$904,362
Capital expenditures, net (1)	$557,506	$519,939	$379,321	$391,150	$358,493
Total assets	$10,761,828	$10,317,802	$9,615,444	$8,974,443	$8,311,723
Current maturities of long-term debt	$545,619	$105,895	$62,722	$68,319	$99,312
Long-term debt	$3,494,390	$4,030,230	$3,368,634	$3,210,215	$3,209,762
UHS’s common stockholders’ equity	$4,989,514	$4,533,220	$4,249,647	$3,735,946	$3,249,979
Percentage of total debt to total capitalization	45%	48%	45%	47%	51%
Operating Data—Acute Care Hospitals (2)
Average licensed beds	6,127	5,934	5,832	5,776	5,652
Average available beds	5,954	5,759	5,656	5,571	5,429
Inpatient admissions	297,390	274,074	261,727	251,165	246,160
Average length of patient stay	4.4	4.6	4.7	4.6	4.5
Patient days	1,312,265	1,251,511	1,218,969	1,167,726	1,112,541
Occupancy rate for licensed beds	59%	58%	57%	55%	54%
Occupancy rate for available beds	60%	59%	59%	57%	56%
Operating Data—Behavioral Health Facilities (2)
Average licensed beds	23,151	21,829	21,202	20,231	19,940
Average available beds	23,068	21,744	21,116	20,131	19,841
Inpatient admissions	467,822	456,052	447,007	426,510	401,565
Average length of patient stay	13.6	13.2	13.1	12.9	13.3
Patient days	6,381,756	6,004,066	5,835,134	5,518,660	5,354,334
Occupancy rate for licensed beds	76%	75%	75%	75%	74%
Occupancy rate for available beds	76%	75%	76%	75%	74%
Per Share Data
Net income attributable to UHS—basic	$7.86	$7.22	$6.89	$5.52	$5.21
Net income attributable to UHS—diluted	$7.81	$7.14	$6.76	$5.42	$5.14
Dividends declared	$0.40	$0.40	$0.40	$0.30	$0.20
Other Information (in thousands)
Weighted average number of shares outstanding—basic	95,652	97,208	98,797	98,826	98,033
Weighted average number of shares and share equivalents outstanding—diluted	96,325	98,380	100,694	100,544	99,361

(1)	Amounts exclude non-cash capital lease obligations, if any.
(2)	Excludes statistical information related to divested facilities.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals and outpatient facilities and behavioral health care facilities.

As of February 28, 2018, we owned and/or operated 326 inpatient facilities and 32 outpatient and other facilities including the following located in 37 states, Washington, D.C., the United Kingdom, Puerto Rico and the U.S. Virgin Islands:

Acute care facilities located in the U.S.:

•	26 inpatient acute care hospitals;
•	4 free-standing emergency departments, and;
•	4 outpatient surgery/cancer care centers & 1 surgical hospital.

Behavioral health care facilities (300 inpatient facilities and 23 outpatient facilities):

Located in the U.S.:

•	188 inpatient behavioral health care facilities, and;
•	20 outpatient behavioral health care facilities.

Located in the U.K.:

•	108 inpatient behavioral health care facilities, and;
•	2 outpatient behavioral health care facilities.

Located in Puerto Rico and the U.S. Virgin Islands:

•	4 inpatient behavioral health care facilities, and;
•	1 outpatient behavioral health care facility.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 53% during 2017, 52% during 2016 and 51% during 2015. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 47% of our consolidated net revenues during 2017, 48% during 2016 and 49% during 2015.

Our behavioral health care facilities located in the U.K. generated net revenues amounting to approximately $429 million in 2017, $241 million in 2016 and $203 million in 2015.  Total assets at our U.K. behavioral health care facilities were approximately $1.098 billion as of December 31, 2017, $965 million as of December 31, 2016 and $521 million as of December 31, 2015.

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
•

an increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. No assurances can be given that the implementation of these laws will not have a material adverse effect on our business, financial condition or results of operations.  See below in Sources of Revenue and Health Care Reform for additional disclosure;

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

•	demographic changes;
•	our ability to successfully integrate and improve our recent acquisitions and the availability of suitable acquisitions and divestiture opportunities;
•	the impact of severe weather conditions, including the effects of hurricanes;
•

as discussed below in Sources of Revenue, we receive revenues from various state and county based programs, including Medicaid in all the states in which we operate (we receive Medicaid revenues in excess of $100 million annually from each of Texas, California, Nevada, Washington, D.C., Pennsylvania and Illinois); CMS-approved Medicaid supplemental programs in certain states including Texas, Mississippi, Illinois, Oklahoma, Nevada, Arkansas, California and Indiana, and; state Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations;

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

Revenue Recognition:  We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 30% of our net patient revenues during 2017, 32% during 2016 and 34% during 2015. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 56% of our net patient revenues during each of 2017 and 2016 and 54% during 2015.

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

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our Consolidated Balance Sheets. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we cannot provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our results in 2017, 2016 or 2015. If it were to occur, each 1% adjustment to our estimated net Medicare revenues that are subject to retrospective review and settlement as of December 31, 2017, would change our after-tax net income by approximately $1 million.

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts the reported amounts in future periods for the provision for doubtful accounts and other accounts such as Medicaid pending. Although the patient’s ultimate eligibility determination may result in amounts being reclassified among these accounts from period to period, these reclassifications did not have a material impact on our results of operations in 2017, 2016 or 2015 since our facilities make estimates at each financial reporting period to reserve for amounts that are deemed to be uncollectible.

We also provide discounts to uninsured patients (included in “uninsured discounts” amounts below) who do not qualify for Medicaid or charity care. Because we do not pursue collection of amounts classified as uninsured discounts, they are not reported in our net revenues or in our net accounts receivable. In implementing the discount policy, we first attempt to qualify uninsured patients for governmental programs, charity care or any other discount program. If an uninsured patient does not qualify for these programs, the uninsured discount is applied. Our accounts receivable are recorded net of allowance for doubtful accounts of $480 million and $410 million at December 31, 2017 and 2016, respectively.

Approximately 87% during 2017 and 85% during 2016 of our consolidated provision for doubtful accounts, was incurred by our acute care hospitals. Shown below is our payor mix concentrations and related aging of our billed accounts receivable, net of contractual allowances, for our acute care hospitals as of December 31, 2017 and 2016:

As of December 31, 2017:

	Days
Payor	0-60	61-120	121-180	over 180
Medicare	$86,024	$5,884	$1,776	$5,632
Medicaid	15,951	5,746	2,858	7,108
Commercial insurance and other	373,386	120,497	60,637	135,917
Private pay	136,473	86,375	29,399	63,664
Total	$611,834	$218,502	$94,670	$212,321

As of December 31, 2016:

	Days
Payor	0-60	61-120	121-180	over 180
Medicare	$71,213	$4,519	$1,385	$4,225
Medicaid	15,659	6,654	4,256	8,966
Commercial insurance and other	336,346	117,919	62,806	164,143
Private pay	114,382	67,316	16,689	26,881
Total	$537,600	$196,408	$85,136	$204,215

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

Goodwill and Intangible Assets: Goodwill and indefinite-lived intangible assets are reviewed for impairment at the reporting unit level on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit.  We have designated October 1st as our annual impairment assessment date and performed an impairment assessment as of October 1, 2017 which indicated no impairment of goodwill or indefinite-lived intangible assets.  There were also no impairments during 2016 or 2015.  During 2015, we changed our annual goodwill and indefinite-lived intangibles testing date from September 1st to October 1st.  Management believes that this voluntary change in accounting method is preferable as it aligns the annual impairment testing date with our annual budgeting process. The 2015 change in annual testing date did not delay, accelerate or avoid an impairment charge. Future changes in the estimates used to conduct the impairment review, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill or indefinite-lived intangible assets.

Income Taxes: Deferred tax assets and liabilities are recognized for the amount of taxes payable or deductible in future years as a result of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. We believe that future income will enable us to realize our deferred tax assets net of recorded valuation allowances relating to state and foreign net operating loss carry-forwards.

On December 22, 2017, the President of the United States signed into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “TCJA-17”).  The TCJA-17 makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations through the implementation of a territorial tax system; and (5) creating a new limitation on deductible interest expense.  The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant has not obtained, prepared, or analyzed (including computations) all of the information needed in order to complete the accounting for certain income tax effects of the TCJA-17.  To the extent that a company’s accounting for certain income tax effects of the TCJA-17 is incomplete, a reasonable estimate should be recorded as a provisional amount in the financial statements.  We were able to make reasonable estimates of the effects of elements for which our analysis is not yet complete.  We recorded the following provisional adjustments:

Reduction of U.S. federal corporate tax rate:  The TCJA-17 reduces the corporate tax rate to 21 percent, effective January 1, 2018.  Deferred income taxes are based on the estimated future tax effects of differences between the financial statement carrying amounts and the tax bases of assets and liabilities under the provisions of the enacted laws.  For certain of our deferred tax assets and deferred tax liabilities, we have recorded a provisional decrease of $97 million and $127 million, respectively, with a corresponding net adjustment to deferred tax benefit of $30 million for the year ended December 31, 2017.  While we are able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analyses related to the TCJA-17, including, but not limited to, our calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.

Deemed Repatriation Transition Tax:  The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of our foreign subsidiaries.  To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings.  We are able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation of $11.3 million.  However, we are continuing to gather additional information to more precisely compute the amount of the Transition Tax.

Valuation allowances:  We must assess whether valuation allowance analyses are affected by various aspects of the TCJA-17 (e.g., deemed repatriation of deferred foreign income).  Since, as discussed herein, we have recorded provisional amounts related to certain portions of the TCJA-17, any corresponding determination of the need for or change in valuation allowances is also provisional.

The accounting for the above provisional amounts is expected to be complete when our 2017 U.S. Corporate Income Tax return is filed in 2018.

The decrease in our effective tax rate for the year ended December 31, 2017, as compared to 2016 and 2015, is due to the tax benefit resulting from our January 1, 2017 adoption of ASU 2016-09, the net favorable impact of the enactment of the TCJA-17 as discussed above, and the tax effects of our foreign operations in connection with our acquisition of Cambian Group, PLC’s adult services division (acquired in late December, 2016).  We expect our 2018 effective tax rate to be significantly lower than our current year effective tax rate, excluding the impacts of the new federal tax reform legislation, attributable to the reduction of the federal corporate income tax rate included in the TCJA-17.

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

Recent Accounting Pronouncements:  For a summary of recent accounting pronouncements, please see Note 1 to the Consolidated Financial Statements-Accounting Standards as included in this Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

The following table summarizes our results of operations, and is used in the discussion below, for the years ended December 31, 2017, 2016 and 2015 (dollar amounts in thousands):

	Year Ended December 31,
	2017		2016		2015
		% of Net		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$11,278,942		$10,507,788		$9,784,724
Less: Provision for doubtful accounts	869,077		741,578		741,273
Net revenues	10,409,865	100.0%	9,766,210	100.0%	9,043,451	100.0%
Operating charges:
Salaries, wages and benefits	4,980,637	47.8%	4,585,530	47.0%	4,212,387	46.6%
Other operating expenses	2,493,062	23.9%	2,359,339	24.2%	2,119,805	23.4%
Supplies expense	1,105,096	10.6%	1,031,337	10.6%	974,088	10.8%
Depreciation and amortization	447,765	4.3%	416,608	4.3%	398,618	4.4%
Lease and rental expense	103,127	1.0%	97,324	1.0%	94,973	1.1%
Electronic health records incentive income	0	0.0%	(5,339)	-0.1%	(15,815)	-0.2%
Subtotal-operating expenses	9,129,687	87.7%	8,484,799	86.9%	7,784,056	86.1%
Income from operations	1,280,178	12.3%	1,281,411	13.1%	1,259,395	13.9%
Interest expense, net	145,169	1.4%	125,053	1.3%	113,494	1.3%
Income before income taxes	1,135,009	10.9%	1,156,358	11.8%	1,145,901	12.7%
Provision for income taxes	363,697	3.5%	409,187	4.2%	395,203	4.4%
Net income	771,312	7.4%	747,171	7.7%	750,698	8.3%
Less: Net income attributable to noncontrolling interests	19,009	0.2%	44,762	0.5%	70,170	0.8%
Net income attributable to UHS	$752,303	7.2%	$702,409	7.2%	$680,528	7.5%

Year Ended December 31, 2017 as compared to the Year Ended December 31, 2016:

Net revenues increased 6.6% or $644 million to $10.41 billion during 2017 as compared to $9.77 billion during 2016. The increase was primarily attributable to:

•	a $313 million or 3.3% increase in net revenues generated from our acute care and behavioral health care operations owned during both periods (which we refer to as “same facility”), and;
•

$331 million of other combined revenue consisting primarily of the revenues generated at the facilities acquired in December, 2016 in connection with our acquisition of Cambian Adult Services, and the revenues generated at Henderson Hospital, a newly constructed acute care hospital that was completed and opened during the fourth quarter of 2016.

Income before income taxes (before deduction for income attributable to noncontrolling interests) decreased $21 million to $1.14 billion during 2017 as compared to $1.16 billion during 2016. The net decrease in our income before income taxes during 2017, as compared to 2016, was due to the following:

•	an increase of $84 million as discussed below in Acute Care Hospital Services;
•	a decrease of $62 million as discussed below in Behavioral Health Services;
•	a decrease of $20 million resulting from an increase in interest expense, as discussed below in Other Operating Results, and;
•	$23 million of other combined net decreases, including an aggregate of approximately $20 million recording during 2017 in connection certain matters as discussed in Item 3 – Legal Proceedings.

Net income attributable to UHS increased $50 million to $752 million during 2017 as compared to $702 million during 2016.

The increase consisted of:

•	a decrease of $21 million in income before income taxes, as discussed above;
•

an increase of $26 million resulting from a decrease in the income attributable to noncontrolling interests due primarily to the May, 2016, purchase of the minority ownership interests held by a third-party in six acute care hospitals located in Las Vegas, Nevada, and;

•	an increase of $45 million resulting from a decrease in the provision for income taxes resulting from:
o

a decrease of $30 million due to a reduction in our net deferred income tax liability resulting from a lower federal income tax rate beginning January 1, 2018 pursuant to the Tax Cuts and Jobs Act of 2017;

o	an increase of $11 million due to the repatriation tax incurred pursuant to the Tax Cuts and Jobs Act of 2017 (in connection with our behavioral health care facilities located in the U.K.);
o	a decrease of $22 million resulting from our January 1, 2017 adoption of ASU 2016-09, as discussed herein;
o	a decrease caused by lower effective rates applicable to the income generated during 2017 in connection with our acquisition of Cambian Group, PLC’s adult services division.

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

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $10 million to $1.16 billion during 2016 as compared to $1.15 billion during 2015. The net increase in our income before income taxes during 2016, as compared to 2015, was due to the following:

•	an increase of $38 million as discussed below in Acute Care Hospital Services;
•	an increase of $9 million as discussed below in Behavioral Health Services;
•	a decrease of $12 million resulting from an increase in interest expense due primarily to increased aggregate average outstanding borrowings, and;
•	$25 million of other combined net decreases.

Net income attributable to UHS increased $22 million to $702 million during 2016 as compared to $681 million during 2015.

The increase consisted of:

•	an increase of $10 million in income before income taxes, as discussed above;
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

Acute Care Hospital Services

Year Ended December 31, 2017 as compared to the Year Ended December 31, 2016:

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

The following table summarizes the results of operations for our acute care hospital services on a same facility basis and is used in the discussions below for the years ended December 31, 2017 and 2016 (dollar amounts in thousands):

	Year Ended		Year Ended
	December 31, 2017		December 31, 2016
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$5,983,425		$5,649,163
Less: Provision for doubtful accounts	728,438		627,827
Net revenues	5,254,987	100.0%	5,021,336	100.0%
Operating charges:
Salaries, wages and benefits	2,187,390	41.6%	2,083,357	41.5%
Other operating expenses	1,225,494	23.3%	1,215,144	24.2%
Supplies expense	886,829	16.9%	836,399	16.7%
Depreciation and amortization	252,365	4.8%	237,658	4.7%
Lease and rental expense	55,915	1.1%	52,582	1.0%
Subtotal-operating expenses	4,607,993	87.7%	4,425,140	88.1%
Income from operations	646,994	12.3%	596,196	11.9%
Interest expense, net	2,683	0.1%	3,277	0.1%
Income before income taxes	$644,311	12.3%	$592,919	11.8%

On a same facility basis during 2017, as compared to 2016, net revenues from our acute care services increased $234 million or 4.7%. Income before income taxes increased $51 million or 9% to $644 million or 12.3% of net revenues during 2017 as compared to $593 million or 11.8% of net revenues during 2016.

Inpatient admissions to our acute care hospitals owned during both years increased 6.2% during 2017, as compared to 2016, while patient days increased 3.4%. Adjusted admissions (adjusted for outpatient activity) increased 5.5% and adjusted patient days increased 2.8% during 2017, as compared to 2016. The average length of inpatient stay at these facilities was 4.4 days during 2017 and 4.6 days during 2016. The occupancy rate, based on the average available beds at these facilities, was 61% during 2017 and 60% during 2016. On a same facility basis, net revenue per adjusted admission at these facilities decreased 0.3% during 2017, as compared to 2016, and net revenue per adjusted patient day increased 2.4% during 2017, as compared to 2016.

   All Acute Care Hospital Services

The following table summarizes the results of operations for all our acute care operations during 2017 and 2016. These amounts include: (i) our acute care results on a same facility basis, as indicated above; (ii) the impact of the implementation of EHR applications at our acute care hospitals; (iii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iv) certain other amounts including the results of a 25-bed acute care hospital located in Pahrump, Nevada that was acquired in August, 2016, the results of a newly constructed, 130-bed acute care hospital located in Henderson, Nevada that was completed and opened during the fourth quarter of 2016 and the favorable impact of

Medicaid settlements relating to prior years that is included in our results of operations during 2017.  Dollar amounts below are reflected in thousands.

	Year Ended		Year Ended
	December 31, 2017		December 31, 2016
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$6,240,302		$5,740,777
Less: Provision for doubtful accounts	755,619		627,827
Net revenues	5,484,683	100.0%	5,112,950	100.0%
Operating charges:
Salaries, wages and benefits	2,241,527	40.9%	2,086,986	40.8%
Other operating expenses	1,350,741	24.6%	1,308,293	25.6%
Supplies expense	905,165	16.5%	836,481	16.4%
Depreciation and amortization	285,501	5.2%	273,176	5.3%
Lease and rental expense	57,208	1.0%	52,604	1.0%
Electronic health records incentive income	0	0.0%	(5,339)	-0.1%
Subtotal-operating expenses	4,840,142	88.2%	4,552,201	89.0%
Income from operations	644,541	11.8%	560,749	11.0%
Interest expense, net	2,684	0.0%	3,277	0.1%
Income before income taxes	$641,857	11.7%	$557,472	10.9%

During 2017, as compared to 2016, net revenues generated from our acute care hospital services increased $372 million or 7.3% to $5.48 billion due primarily to: (i) a $234 million, or 4.7%, increase same facility revenues, as discussed above, and; (ii) other combined net increase of $138 million due primarily to the net revenues generated at the two above-mentioned acute care hospitals located in Nevada that were acquired or opened during 2016.

Income before income taxes increased $84 million to $642 million or 11.7% of net revenues during 2017 as compared to $557 million or 10.9% of net revenues during 2016.

Included in these results are the following:

•	the $51 million increase in income before income taxes from our acute care hospital services, on a same facility basis, as discussed above;
•

a net increase of $6 million resulting from: (i) the income recorded in connection with Medicaid settlements relating to prior years ($15 million), partially offset by; (ii) increased professional and general liability expense recorded during 2017 related to prior years, based upon a reserve analysis ($9 million), and;

•	other combined net increase of $27 million consisting primarily of the income generated at the two above-mentioned acute care hospitals located in Nevada that were acquired or opened during 2016.

Uncompensated care (charity care and uninsured discounts):

The following table shows the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the years ended December 31, 2017, 2016 and 2015:

	(dollar amounts in thousands)
	2017		2016		2015
	Amount	%	Amount	%	Amount	%
Charity care	$887,136	50%	$733,585	50%	$506,571	42%
Uninsured discounts	881,265	50%	720,205	50%	696,463	58%
Total uncompensated care	$1,768,401	100%	$1,453,790	100%	$1,203,034	100%

Generally, patients treated at our hospitals for non-elective services, who have gross income less than 400% of the federal poverty guidelines, are deemed eligible for charity care. The federal poverty guidelines are established by the federal government and are based on income and family size. Effective January 1, 2016, our hospitals in certain states in which we operate reduced the charity care eligibility threshold to less than the federal poverty guidelines. During 2017 and 2016, as compared to 2015, this change resulted in an increase in the charity care component of our total uncompensated care and a decrease in the uninsured discount component.

The provision for doubtful accounts at our acute care hospitals was approximately $756 million during 2017, $628 million during 2016 and $631 million during 2015.

The estimated cost of providing uncompensated care:

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

	(amounts in thousands)
	2017	2016	2015
Estimated cost of providing charity care	$120,208	$107,887	$77,557
Estimated cost of providing uninsured discounts related care	119,412	105,920	106,630
Estimated cost of providing uncompensated care	$239,620	$213,807	$184,187

Year Ended December 31, 2016 as compared to the Year Ended December 31, 2015:

Acute Care Hospital Services-Same Facility Basis

The following table summarizes the results of operations for our acute care hospital services on a same facility basis and is used in the discussions below for the years ended December 31, 2016 and 2015 (dollar amounts in thousands):

	Year Ended		Year Ended
	December 31, 2016		December 31, 2015
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$5,611,838		$5,187,677
Less: Provision for doubtful accounts	625,170		631,013
Net revenues	4,986,668	100.0%	4,556,664	100.0%
Operating charges:
Salaries, wages and benefits	2,064,928	41.4%	1,895,040	41.6%
Other operating expenses	1,208,037	24.2%	1,058,673	23.2%
Supplies expense	832,158	16.7%	780,019	17.1%
Depreciation and amortization	233,430	4.7%	229,517	5.0%
Lease and rental expense	51,336	1.0%	50,121	1.1%
Subtotal-operating expenses	4,389,889	88.0%	4,013,370	88.1%
Income from operations	596,779	12.0%	543,294	11.9%
Interest expense, net	3,275	0.1%	4,214	0.1%
Income before income taxes	$593,504	11.9%	$539,080	11.8%

On a same facility basis during 2016, as compared to 2015, net revenues from our acute care services increased $430 million or 9.4%. Income before income taxes increased $54 million or 10% to $594 million or 11.9% of net revenues during 2016 as compared to $539 million or 11.8% of net revenues during 2015.

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

	Year Ended		Year Ended
	December 31, 2016		December 31, 2015
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$5,740,777		$5,263,577
Less: Provision for doubtful accounts	627,827		631,013
Net revenues	5,112,950	100.0%	4,632,564	100.0%
Operating charges:
Salaries, wages and benefits	2,086,986	40.8%	1,896,002	40.9%
Other operating expenses	1,308,293	25.6%	1,131,481	24.4%
Supplies expense	836,481	16.4%	780,019	16.8%
Depreciation and amortization	273,176	5.3%	266,912	5.8%
Lease and rental expense	52,604	1.0%	50,121	1.1%
Electronic health records incentive income	(5,339)	-0.1%	(15,815)	-0.3%
Subtotal-operating expenses	4,552,201	89.0%	4,108,720	88.7%
Income from operations	560,749	11.0%	523,844	11.3%
Interest expense, net	3,277	0.1%	4,214	0.1%
Income before income taxes	$557,472	10.9%	$519,630	11.2%

During 2016, as compared to 2015, net revenues generated from our acute care hospital services increased $480 million or 10.4% to $5.11 billion due primarily to: (i) a $430 million, or 9.4%, increase same facility revenues, as discussed above, and; (ii) other combined net increase of $50 million due primarily to the net revenues generated at the two above-mentioned acute care hospitals located in Nevada that were acquired or opened during 2016, and an increase in provider tax assessments.

Income before income taxes increased $37 million to $557 million or 10.9% of net revenues during 2016 as compared to $520 million or 11.2% of net revenues during 2015.

Included in these results are the following:

•	the $54 million increase in income before income taxes from our acute care hospital services, on a same facility basis, as discussed above;
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

Behavioral Health Care Services

Year Ended December 31, 2017 as compared to the Year Ended December 31, 2016

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

The following table summarizes the results of operations for our behavioral health care services, on a same facility basis, and is used in the discussions below for the years ended December 31, 2017 and 2016 (dollar amounts in thousands):

	Year Ended		Year Ended
	December 31, 2017		December 31, 2016
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$4,743,340		$4,666,633
Less: Provision for doubtful accounts	111,277		113,455
Net revenues	4,632,063	100.0%	4,553,178	100.0%
Operating charges:
Salaries, wages and benefits	2,361,545	51.0%	2,257,512	49.6%
Other operating expenses	921,991	19.9%	885,574	19.4%
Supplies expense	195,291	4.2%	193,901	4.3%
Depreciation and amortization	136,000	2.9%	131,231	2.9%
Lease and rental expense	44,259	1.0%	44,975	1.0%
Subtotal-operating expenses	3,659,086	79.0%	3,513,193	77.2%
Income from operations	972,977	21.0%	1,039,985	22.8%
Interest expense, net	2,006	0.0%	1,728	0.0%
Income before income taxes	$970,971	21.0%	$1,038,257	22.8%

On a same facility basis during 2017, as compared to 2016, net revenues generated from our behavioral health care services increased $79 million or 1.7% to $4.63 billion during 2017 as compared to $4.55 billion during 2016. Income before income taxes decreased $67 million or 7% to $971 million or 21.0% of net revenues during 2017 as compared to $1.04 billion or 22.8% of net revenues during 2016.

Inpatient admissions to our behavioral health care facilities owned during both years increased 2.5% during 2017, as compared to 2016, while patient days increased 0.3%. Adjusted admissions increased 2.4% and adjusted patient days increased 0.2% during 2017, as compared to 2016. The average length of inpatient stay at these facilities were 12.8 days and 13.1 days during 2017 and 2016, respectively. The occupancy rate, based on the average available beds at these facilities, were 75% and 76% during 2017 and 2016, respectively.  On a same facility basis, net revenue per adjusted admission at these facilities decreased 0.4% during 2017, as compared to 2016, and net revenue per adjusted patient day increased 1.9% during 2017, as compared to 2016.

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

All Behavioral Health Care Services

The following table summarizes the results of operations for all our behavioral health care services during 2017 and 2016. These amounts include: (i) our behavioral health care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the results of facilities acquired or opened during the past year including the behavioral health care facilities acquired in the U.K. in connection with our acquisition of Cambian Group, PLC’s adult services division which was acquired in late December, 2016.  Dollar amounts below are reflected in thousands.

	Year Ended		Year Ended
	December 31, 2017		December 31, 2016
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$5,020,177		$4,758,761
Less: Provision for doubtful accounts	113,458		113,754
Net revenues	4,906,719	100.0%	4,645,007	100.0%
Operating charges:
Salaries, wages and benefits	2,496,236	50.9%	2,271,967	48.9%
Other operating expenses	1,042,056	21.2%	965,873	20.8%
Supplies expense	199,936	4.1%	194,872	4.2%
Depreciation and amortization	152,067	3.1%	134,487	2.9%
Lease and rental expense	45,445	0.9%	45,346	1.0%
Subtotal-operating expenses	3,935,740	80.2%	3,612,545	77.8%
Income from operations	970,979	19.8%	1,032,462	22.2%
Interest expense, net	2,005	0.0%	1,728	0.0%
Income before income taxes	$968,974	19.7%	$1,030,734	22.2%

During 2017, as compared to 2016, net revenues generated from our behavioral health care services increased 5.6% or $262 million to $4.91 billion during 2017 as compared to $4.65 billion during 2016. The increase in net revenues was attributable to: (i) $79 million or 1.7% increase in same facility revenues, as discussed above, and; (ii) $183 million of other combined net increases consisting primarily of the revenues generated at the facilities acquired in the U.K. in late December, 2016 in connection with our acquisition of Cambian Group, PLC’s Adult Services division.

Income before income taxes decreased $62 million or 6% to $969 million or 19.7% of net revenues during 2017 as compared to $1.03 billion or 22.2% of net revenues during 2016. The decrease in income before income taxes at our behavioral health facilities was attributable to:

•	a $67 million decrease at our behavioral health facilities on a same facility basis, as discussed above;
•

a $13 million decrease due to the following which were recorded during 2017: (i) a prior year Medicaid disproportionate shares hospital revenue adjustment related to a certain state ($7 million), and; (ii) increased professional and general liability expense related to prior years, based upon a reserve analysis ($6 million), and;

•

other combined net increase of $18 million consisting primarily of the income generated during 2017 at the facilities acquired in the Cambian Group, PLC’s adult services division transaction in December, 2016, partially offset by other unfavorable changes.

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

On a same facility basis during 2016, as compared to 2015, net revenues generated from our behavioral health care services increased $112 million or 2.6% to $4.43 billion during 2016 as compared to $4.31 billion during 2015. Income before income taxes decreased $10 million or 1% to $1.02 billion or 23.1% of net revenues during 2016 as compared to $1.03 billion or 24.0% of net revenues during 2015.

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

During 2016, as compared to 2015, net revenues generated from our behavioral health care services increased 5.6% or $245 million to $4.65 billion during 2016 as compared to $4.40 billion during 2015. The increase in net revenues was attributable to: (i) $112 million or 2.6% increase in same facility revenues, as discussed above, and; (ii) $133 million of other combined increases consisting primarily of the revenues generated at the facilities acquired in the Alpha and Foundations transactions.

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

Although it is expected that as a result of the Legislation there may be a reduction in uninsured patients, which should reduce our expense from uncollectible accounts receivable, the Legislation makes a number of other changes to Medicare and Medicaid which we believe may have an adverse impact on us. It has been projected that the Legislation will result in a net reduction in Medicare and Medicaid payments to hospitals totaling $155 billion over 10 years. The Legislation revises reimbursement under the Medicare and Medicaid programs to emphasize the efficient delivery of high quality care and contains a number of incentives and penalties under these programs to achieve these goals. The Legislation provides for decreases in the annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the market basket update beginning October 1, 2011 for Medicare Part B reimbursable items and services and beginning October 1, 2012 for Medicare inpatient hospital services. The Legislation and subsequent revisions provide for reductions to both Medicare DSH and Medicaid DSH payments. The Medicare DSH reductions began in October, 2013 while the Medicaid DSH reductions are scheduled to begin in 2020. The Legislation implements a value-based purchasing program, which will reward the delivery of efficient care. Conversely, certain facilities will receive reduced reimbursement for failing to meet quality parameters; such hospitals will include those with excessive readmission or hospital-acquired condition rates.

A 2012 U.S. Supreme Court ruling limited the federal government’s ability to expand health insurance coverage by holding unconstitutional sections of the Legislation that sought to withdraw federal funding for state noncompliance with certain Medicaid coverage requirements. Pursuant to that decision, the federal government may not penalize states that choose not to participate in the Medicaid expansion program by reducing their existing Medicaid funding. Therefore, states can choose to accept or not to participate without risking the loss of federal Medicaid funding. As a result, many states, including Texas, have not expanded their Medicaid programs without the threat of loss of federal funding. CMS has granted, and is expected to grant additional, section 1115 demonstration waivers providing for work and community engagement requirements for certain Medicaid eligible individuals. It is anticipated this will lead to reductions in coverage, and likely increases in uncompensated care, in states where these demonstration waivers are granted.

The various provisions in the Legislation that directly or indirectly affect Medicare and Medicaid reimbursement are scheduled to take effect over a number of years. The impact of the Legislation on healthcare providers will be subject to implementing regulations, interpretive guidance and possible future legislation or legal challenges. Certain Legislation provisions, such as that creating the Medicare Shared Savings Program creates uncertainty in how healthcare may be reimbursed by federal programs in the future. Thus, we cannot predict the impact of the Legislation on our future reimbursement at this time and we can provide no assurance that the Legislation will not have a material adverse effect on our future results of operations.

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

The impact of the Legislation on each of our hospitals may vary. Because Legislation provisions are effective at various times over the next several years, we anticipate that many of the provisions in the Legislation may be subject to further revision. Initiatives to repeal the Legislation, in whole or in part, to delay elements of implementation or funding, and to offer amendments or supplements to modify its provisions have been persistent. The ultimate outcomes of legislative attempts to repeal or amend the Legislation and legal challenges to the Legislation are unknown.  Legislation has already been enacted that has repealed the individual mandate to obtain health insurance penalty that was part of the original Legislation. In addition, Congress is considering legislation that would, in material part: (i) eliminate the large employer mandate to obtain or provide health insurance coverage, respectively; (ii) permit insurers to impose a surcharge up to 30 percent on individuals who go uninsured for more than two months and then purchase coverage; (iii) provide tax credits towards the purchase of health insurance, with a phase-out of tax credits accordingly to income level; (iv) expand health savings accounts; (v) impose a per capita cap on federal funding of state Medicaid programs, or, if elected by a state, transition federal funding to block grants, and; (vi) permit states to seek a waiver of certain federal requirements that would allow such state to define essential health benefits differently from federal standards and that would allow certain commercial health plans to take health status, including pre-existing conditions, into account in setting premiums.

In addition to legislative changes, the Legislation can be significantly impacted by executive branch actions.  In relevant part, President Trump has already taken executive actions: (i) requiring all federal agencies with authorities and responsibilities under the Legislation to “exercise all authority and discretion available to them to waiver, defer, grant exemptions from, or delay” parts of the Legislation that place “unwarranted economic and regulatory burdens” on states, individuals or health care providers; (ii) the issuance of a proposed rule by the Department of Labor to enable the formation of health plans that would be exempt from certain Legislation essential health benefits requirements, and; (iii) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level. The uncertainty resulting from these Executive Branch policies has led to reduced Exchange enrollment in 2018 and is expected to further worsen the individual and small group market risk pools in future years.  It is also anticipated that these and future policies may create additional cost and reimbursement pressures on hospitals.

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

	Percentage of Net Patient Revenues
Acute Care and Behavioral Health Care Facilities Combined	2017	2016	2015
Third Party Payors:
Medicare	19%	20%	21%
Medicaid	11%	12%	13%
Managed Care (HMO and PPOs)	56%	56%	54%
Other Sources	14%	12%	12%
Total	100%	100%	100%

	Percentage of Net Patient Revenues
Acute Care Facilities	2017	2016	2015
Third Party Payors:
Medicare	25%	25%	26%
Medicaid	7%	7%	7%
Managed Care (HMO and PPOs)	64%	63%	64%
Other Sources	4%	5%	3%
Total	100%	100%	100%

	Percentage of Net Patient Revenues
Behavioral Health Care Facilities	2017	2016	2015
Third Party Payors:
Medicare	13%	15%	16%
Medicaid	15%	16%	19%
Managed Care (HMO and PPOs)	48%	48%	45%
Other Sources	24%	21%	20%
Total	100%	100%	100%

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

In August, 2017, CMS published its IPPS 2018 final payment rule which provides for a 2.9% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform mandated adjustments are considered, without consideration for the decreases related to the required Medicare Disproportionate Share Hospital (“DSH”) payment changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments would approximate 2.3%. Including the estimated decrease to our DSH payments (approximating 0.1%) and certain other adjustments, we estimate our overall increase from the final IPPS 2018 rule (covering the period of October 1, 2017 through September 30, 2018) will approximate 1.8%. This projected impact from the IPPS 2018 final rule includes an increase of approximately 0.5% to partially restore cuts made as a result of the American Taxpayer Relief Act of 2012, as required by the 21st Century Cures Act but excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, Bipartisan Budget Act of 2015, and Bipartisan Budget Act of 2018, as discussed below.  CMS will also begin using uncompensated care data from the 2014 hospital cost report Worksheet S-10, one-third weighting as part of the proxy methodology to allocate approximately $7 billion in the DSH Uncompensated Care Pool. This final rule change will result in wide variations among all hospitals nationwide in the distribution of these DSH funds compared to previous years. As a result of this final change by CMS, we could incur a material decrease in our DSH payments in federal fiscal year 2019 and forward if CMS increases the weighting of the Worksheet S-10 data in the DSH Pool allocation methodology.

In August, 2016, CMS published its IPPS 2017 final payment rule which provides for a 2.7% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform mandated adjustments are considered, without consideration for the decreases related to the required DSH payment changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments would approximate 0.95%. Including the estimated decreases to our DSH payments (approximating -0.8%) and certain other adjustments, we estimate our overall decrease from the final IPPS 2017 rule (covering the period of October 1, 2016 through September 30, 2017) would approximate -0.2%. This projected impact from the IPPS 2017 final rule includes both the impact of the American Taxpayer Relief Act of 2012 documentation and coding adjustment and the required changes to the DSH payments related to the traditional Medicare fee for service, however, it excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, and Bipartisan Budget Act of 2015, as discussed below.

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

In August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. Included in this law are the imposition of annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Committee, which was responsible for developing recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year.  The Bipartisan Budget Act of 2015, enacted on November 2, 2015, and the Bipartisan Budget Act of 2018, enacted on February 9, 2018, continued the 2% reductions to Medicare reimbursement imposed under the 2011 Act.

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

In November, 2016, CMS published its OPPS final rule for 2017. The hospital market basket increase is 2.7%. The Medicare statute requires a productivity adjustment reduction of 0.3% and 0.75% reduction to the 2017 OPPS market basket resulting in a 2017

OPPS market basket update at 1.65%. When other statutorily required adjustments and hospital patient service mix are considered, we estimate that our overall Medicare OPPS update for 2017 resulted in a net increase of 1.5% which included a -1.3% decrease to behavioral health division partial hospitalization rates. When the behavioral health division’s partial hospitalization rate impact is excluded, we estimate that our Medicare 2017 OPPS payments resulted in a 2.1% increase in payment levels for our acute care division, as compared to 2016.

In October, 2015, CMS published its OPPS final rule for 2016. The hospital market basket increase is 2.8%. The Medicare statute requires a productivity adjustment reduction of 0.5% and 0.2% reduction to the 2016 OPPS market basket. Additionally, CMS also included a reduction of 2.0%, which the CMS claimed was necessary to eliminate $1 billion in excess laboratory payments that CMS packaged into OPPS payment rates in 2014 resulting in a 2016 OPPS market basket update at -0.3%. When other statutorily required adjustments and hospital patient service mix are considered, our overall Medicare OPPS update for 2016 aggregated to a net decrease of approximately -0.2% which includes a 7.0% increase to behavioral health division partial hospitalization rates. When the behavioral health division’s partial hospitalization rate impact is excluded, our Medicare 2016 OPPS payments resulted in a -1.6% decrease in payment levels for our acute care division, as compared to 2015.

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

We receive revenues from various state and county based programs, including Medicaid in all the states in which we operate (we receive Medicaid revenues in excess of $100 million annually from each of Texas, California, Nevada, Washington, D.C., Pennsylvania and Illinois); CMS-approved Medicaid supplemental programs in certain states including Texas, Mississippi, Illinois, Oklahoma, Nevada, Arkansas, California and Indiana, and; state Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

The ACA substantially increases the federally and state-funded Medicaid insurance program, and authorizes states to establish federally subsidized non-Medicaid health plans for low-income residents not eligible for Medicaid starting in 2014. However, the Supreme Court has struck down portions of the ACA requiring states to expand their Medicaid programs in exchange for increased federal funding. Accordingly, many states in which we operate have not expanded Medicaid coverage to individuals at 133% of the federal poverty level. Facilities in states not opting to expand Medicaid coverage under the ACA may be additionally penalized by corresponding reductions to Medicaid disproportionate share hospital payments beginning in 2020, as discussed below. We can provide no assurance that further reductions to Medicaid revenues, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

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

Texas Uncompensated Care/Upper Payment Limit Payments:

Certain of our acute care hospitals located in various counties of Texas (Grayson, Hidalgo, Maverick, Potter and Webb) participate in Medicaid supplemental payment Section 1115 Waiver indigent care programs. Section 1115 Waiver Uncompensated Care (“UC”) payments replace the former Upper Payment Limit (“UPL”) payments. These hospitals also have affiliation agreements with third-party hospitals to provide free hospital and physician care to qualifying indigent residents of these counties. Our hospitals receive both supplemental payments from the Medicaid program and indigent care payments from third-party, affiliated hospitals. The supplemental payments are contingent on the county or hospital district making an Inter-Governmental Transfer (“IGT”) to the state Medicaid program while the indigent care payment is contingent on a transfer of funds from the applicable affiliated hospitals. However, the county or hospital district is prohibited from entering into an agreement to condition any IGT on the amount of any private hospital’s indigent care obligation.

For state fiscal year 2017, Texas Medicaid continues to operate under a CMS-approved Section 1115 five-year Medicaid waiver demonstration program extended by CMS for fifteen months to December 31, 2017. During the first five years of this program that started in state fiscal year 2012, the THHSC transitioned away from UPL payments to new waiver incentive payment programs, UC and DSRIP payments. During demonstration periods ending December 31, 2017, THHSC continued to, make incentive payments under the program after certain qualifying criteria were met by hospitals. Supplemental payments are also subject to aggregate statewide caps based on CMS approved Medicaid waiver amounts.

On December 21, 2017, CMS approved the 1115 Waiver for the period January 1, 2018 to September 30, 2022. The Waiver continued to include UC and DSRIP payment pools with modifications and new state specific reporting deadlines that if not met by THHSC will result in material decreases in the size of the UC and DSRIP pools.  For UC during the initial two years of this renewal, the UC program will remain relatively the same in size and allocation methodology.  For year three of this waiver renewal, FFY 2020, and through FFY 2022, the size and distribution of the UC pool will be determined based on charity care costs reported to HHSC in accordance with Medicare cost report Worksheet S-10 principles.  For FFY2020 and forward, we are unable to estimate the impact on of these UC program changes on our future operating results.

Texas Delivery System Reform Incentive Payments:

In addition, the Texas Medicaid Section 1115 Waiver includes a DSRIP pool to incentivize hospitals and other providers to transform their service delivery practices to improve quality, health status, patient experience, coordination, and cost-effectiveness. DSRIP pool payments are incentive payments to hospitals and other providers that develop programs or strategies to enhance access to health care, increase the quality of care, the cost-effectiveness of care provided and the health of the patients and families served. In May, 2014, CMS formally approved specific DSRIP projects for certain of our hospitals for demonstration years 3 to 5 (our facilities did not materially participate in the DSRIP pool during demonstration years 1 or 2). DSRIP payments are contingent on the hospital meeting certain pre-determined milestones, metrics and clinical outcomes. Additionally, DSRIP payments are contingent on a governmental entity providing an IGT for the non-federal share component of the DSRIP payment. THHSC generally approves DSRIP reported metrics, milestones and clinical outcomes on a semi-annual basis in June and December.  Under the CMS approval noted above, the Waiver renewal requires the transition of the DSRIP program to one focused on "health system performance measurement and improvement." THHSC must submit a transition plan describing "how it will further develop its delivery system reforms without DSRIP funding and/or phase out DSRIP funded activities and meet mutually agreeable milestones to demonstrate its ongoing progress."  The size of the DSRIP pool will remain unchanged for the initial two years of the waiver renewal with unspecified decreases in years three and four of the renewal, FFY 2020 and 2021, respectively.  In FFY 2022, DSRIP funding under the waiver is eliminated. For FFY2020 and 2021, we are unable to estimate the impact of these DSRIP program changes on its operating results.  For FFY 2022, we will no longer receive DSRIP funds due to the elimination of this funding source by CMS in the Waiver renewal.

Summary of Amounts Related To The Above-Mentioned Various State Medicaid Supplemental Payment Programs:

The following table summarizes the revenues, Provider Taxes and net benefit related to each of the above-mentioned Medicaid supplemental programs for the years ended December 31, 2017, 2016 and 2015. The Provider Taxes are recorded in other operating expenses on the Condensed Consolidated Statements of Income as included herein.

	(amounts in millions)
	2017	2016	2015
Texas UC/UPL:
Revenues	$88	$56	$69
Provider Taxes	(25)	(10)	(8)
Net benefit	$63	$46	$61

Texas DSRIP:
Revenues	$46	$47	$39
Provider Taxes	(19)	(20)	(15)
Net benefit	$27	$27	$24

Various other state programs:
Revenues	$223	$224	$199
Provider Taxes	(127)	(136)	(114)
Net benefit	$96	$88	$85

Total all Provider Tax programs:
Revenues	$357	$327	$307
Provider Taxes	(171)	(166)	(137)
Net benefit	$186	$161	$170

We estimate that our aggregate net benefit from the Texas and various other state Medicaid supplemental payment programs will approximate $156 million (net of Provider Taxes of $172 million) during the year ended December 31, 2018. This estimate is based upon various terms and conditions that are out of our control including, but not limited to, the states’/CMS’s continued approval of the programs and the applicable hospital district or county making IGTs consistent with 2016 levels. Future changes to these terms and conditions could materially reduce our net benefit derived from the programs which could have a material adverse impact on our future consolidated results of operations.  In addition, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our future consolidated results of operations.

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

In connection with these DSH programs, included in our financial results was an aggregate of approximately $34 million during 2017, $39 million during 2016 and $36 million during 2015.  We expect the aggregate reimbursements to our hospitals pursuant to the Texas and South Carolina 2018 fiscal year programs to be approximately $36 million.

The ACA and subsequent federal legislation provides for a significant reduction in Medicaid disproportionate share payments beginning in federal fiscal year 2020 (see below in Sources of Revenues and Health Care Reform-Medicaid Revisions for additional disclosure). The U.S. Department of Health and Human Services is to determine the amount of Medicaid DSH payment cuts imposed on each state based on a defined methodology. As Medicaid DSH payments to states will be cut, consequently, payments to Medicaid-participating providers, including our hospitals in Texas and South Carolina, will be reduced in the coming years. Based on the CMS proposed rule published in July, 2017, Medicaid DSH payments in South Carolina and Texas could be reduced by approximately 20% and 14%, respectively, over the prior federal fiscal year.

Nevada SPA:

In Nevada, CMS approved a state plan amendment (“SPA”) in August, 2014 that implemented a hospital supplemental payment program retroactive to January 1, 2014. This SPA has been approved for additional state fiscal years including the 2018 fiscal year covering the period of July 1, 2017 through June 30, 2018.

In connection with this program, included in our financial results was approximately $21 million during 2017, $14 million during 2016 and $10 million during 2015.  Assuming the program is approved for the state’s 2019 fiscal year, we estimate that our reimbursements pursuant to this program will approximate $22 million during the year ended December 31, 2018.

California SPA:

In California, CMS issued formal approval of the 2017-19 Hospital Fee Program in December, 2017 retroactive to January 1, 2017 through June 30, 2019. This approval included the Medicaid inpatient and outpatient fee-for-service supplemental payments and the overall provider tax structure but did not yet include the approval of the managed care payment component. Upon approval by CMS, the managed care payment component will consist of two categories of payments, “pass-through” payments and “directed” payments. The pass-through payments will be similar in nature to the prior Hospital Fee Program payment method whereas the directed payment method will be based on actual concurrent hospital Medicaid managed care in-network patient volume.  The timing of CMS approval of the managed care payment component is uncertain.  We are unable to estimate the impact of the managed care component of the Hospital Fee program but it could result in a material favorable impact on our operating results in 2018 and 2019.  The 2017 impact of the California supplemental payment program is included in the above State Medicaid Supplemental Payment Program table.

Risk Factors Related To State Supplemental Medicaid Payments:

As outlined above, we receive substantial reimbursement from multiple states in connection with various supplemental Medicaid payment programs. The states include, but are not limited to, Texas, Mississippi, Illinois, Nevada, Arkansas, California and Indiana. Failure to renew these programs beyond their scheduled termination dates, failure of the public hospitals to provide the necessary IGTs for the states’ share of the DSH programs, failure of our hospitals that currently receive supplemental Medicaid revenues to qualify for future funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations.

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

Massachusetts Health Safety Net Care Pool (“SNCP”)

Included in our 2017 financial results was a $7 million pre-tax charge incurred to establish a reserve related to Massachusetts Health SNCP payments received by certain of our behavioral health facilities during the period October, 2014 through December, 2016.  SNCP payments are made by Massachusetts under the current CMS approved Section 1115 Medicaid Waiver available to Institutions of Medical Disease.  During the second quarter of 2017, we received notification that such payments are subject to a retroactively applied uncompensated care cost limit protocol.

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

In connection with the implementation of EHR applications at our acute care hospitals, our consolidated results of operations include net pre-tax charges of $22 million during 2017, $28 million during 2016 and $18 million during 2015. These net pre-tax charges consisted of depreciation and amortization expense related to the costs incurred for the purchase and development of the application, net of EHR incentive income (as reflected in 2016 and 2015 on our Consolidated Statements of Income) and net of the portion of the net expense that was attributable to noncontrolling interests.

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
•

The ACA (as amended by subsequent federal legislation) requires annual aggregate reductions in federal DSH funding from federal fiscal year (“FFY”) 2020 through FFY 2025. The aggregate annual reduction amounts are $4.0 billion for FFY 2020 and $8.0 billion for FFY 2021 through FFY 2025.

Health Insurance Revisions:

•	Large employer insurance reforms, effective in 2015.
•

Individual insurance mandate and related federal subsidies, effective in 2014. As noted above in Health Care Reform, the Tax Cuts and Jobs Act enacted into law in December, 2017 will remove the individual insurance federal mandate after December 31, 2018.

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

Other Operating Results

Interest Expense

Below is a schedule of our interest expense during 2017, 2016 and 2015 (amounts in thousands):

	2017	2016	2015
Revolving credit & demand notes (a.)	$10,933	$4,577	$3,355
$400 million, 7.125% Senior Notes due 2016 (b.)	—	12,031	28,496
$300 million, 3.75% Senior Notes due 2019	11,250	11,250	11,250
$700 million, 4.75% Senior Notes due 2022 (c.)	32,280	24,628	14,250
$400 million, 5.00% Senior Notes due 2026 (d.)	20,000	11,556	—
Term loan facility A	47,745	36,578	30,175
Accounts receivable securitization program (e.)	7,987	4,739	3,074
Subtotal-revolving credit, demand notes, Senior Notes, term loan facility and accounts receivable securitization program	130,195	105,359	90,600
Interest rate swap expense, net	2,403	8,488	10,206
Amortization of financing fees	8,932	8,208	7,134
Other combined interest expense	4,740	5,064	6,137
Capitalized interest on major projects	(1,020)	(1,916)	(304)
Interest income	(81)	(150)	(279)
Interest expense, net	$145,169	$125,053	$113,494

(a.)

In June, 2016, we entered into a fifth amendment to our credit agreement dated November 15, 2010, as amended, to increase the size of the Term Loan A facility by $200 million. Interest rates were not impacted by this amendment. The credit agreement, as amended, which is scheduled to expire in August, 2019, consists of: (i) an $800 million revolving credit facility ($403 million of outstanding borrowings as of December 31, 2017), and; (ii) a Term Loan A facility with $1.775 billion outstanding as of December 31, 2017.

(b.)	The $400 million, 7.125% Senior Notes matured and were repaid in June, 2016 utilizing a portion of the funds generated from the debt issuances described in (a.), (c.) and (d.).
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
(e.)

In July, 2017, we amended our accounts receivable securitization program, which is scheduled to expire on December 21, 2018, to increase the borrowing limit to $440 million from $400 million ($420 million outstanding as of December 31, 2017).

Interest expense increased $20 million during 2017 to $145 million as compared to $125 million during 2016.  The increase was due primarily to: (i) a $25 million increase in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facility and accounts receivable securitization program resulting from an increase in the average outstanding borrowings ($4.02 billion during 2017, as compared to $3.54 billion during 2016), as well as an increase in our aggregate average cost of borrowings pursuant to these facilities (3.2% during 2017, as compared to 3.0% during 2016); (ii) a $1 million decrease in capitalized interest on major projects, partially offset by; (iii) a $6 million decrease in our interest rate swap expense.

Interest expense increased $12 million during 2016 to $125 million as compared to $113 million during 2015.  The increase was due primarily to: (i) a $15 million increase in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facility and accounts receivable securitization program due to an increase in the aggregate average outstanding borrowings ($3.54 billion during 2016 as compared to $3.14 billion during 2015), as well as an increase in our aggregate average cost of borrowings pursuant to these facilities (3.0% during 2016 as compared to 2.9% during 2015); (ii) a $2 million decrease in interest rate swap expense, resulting primarily from the 2015 maturities of previously outstanding interest rate swaps, and; (iii) other combined net decrease of $1 million.

The aggregate average outstanding borrowings under our revolving credit, demand notes, senior notes, term loan facilities and accounts receivable securitization program were approximately $4.02 billion during 2017, $3.54 billion during 2016 and $3.14 billion during 2015. The average effective interest rate on these facilities, including amortization of deferred financing costs and original issue discounts and designated interest rate swap expense was 3.5% during 2017 and 3.4% during each of 2016 and 2015.

Provision for Income Taxes and Effective Tax Rates

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for each of the years ended December 31, 2017, 2016 and 2015 (dollar amounts in thousands):

	2017	2016	2015
Provision for income taxes	$363,697	$409,187	$395,203
Income before income taxes	1,135,009	1,156,358	1,145,901
Effective tax rate	32.0%	35.4%	34.5%

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

The effective tax rates, as calculated by dividing the provision for income taxes by the difference in income before income taxes, minus net income attributable to noncontrolling interests, were as follows for each of the years ended December 31, 2017, 2016 and 2015 (dollar amounts in thousands):

	2017	2016	2015
Provision for income taxes	$363,697	$409,187	$395,203

Income before income taxes	1,135,009	1,156,358	1,145,901
Less: Net income attributable to noncontrolling interests	(19,009)	(44,762)	(70,170)
Income before income taxes and after net income attributable to noncontrolling interests	1,116,000	1,111,596	1,075,731
Effective tax rate	32.6%	36.8%	36.7%

The decrease in the effective tax rate during 2017, as compared to 2016 and 2015, was due primarily to the following that increased or decreased our provision for income taxes in 2017:

•

a decrease of $30 million resulting from a reduction in our net deferred income tax liability recorded in connection with the TCJA-17 which reduced the U.S. federal corporate tax rate to 21% from 35%, effective January 1, 2018;

•	an increase of $11 million due to a one-time repatriation tax incurred pursuant to the TCJA-17 (in connection with our behavioral health care facilities located in the U.K. and Puerto Rico);
•	a decrease of $22 million resulting from our January 1, 2017 adoption of ASU 2016-09, as discussed herein, and;
•

a decrease caused by lower effective rates applicable to the income generated during 2017 in connection with our acquisition of Cambian Group, PLC’s adult services division (acquired in late December, 2016).

The impact of discrete tax items did not have a material impact on our provision for income taxes during 2016 or 2015.

Previously, in 2016 and 2015, we had provided no deferred taxes related to unremitted earnings from foreign subsidiaries. As a result of the mandatory repatriation tax provisions in the TCJA-17, we recorded an accrued tax provision of $11 million as of December 31, 2017. Going forward, we anticipate repatriating only previously taxed foreign income subject to the mandatory repatriation tax and any future earnings that would qualify for a full dividend received deduction permitted under the TCJA-17 for distributions after December 31, 2017. At this time, there are no material tax effects related to future cash repatriation of our previously taxed foreign income. As such, we have not recognized a deferred tax liability related to existing undistributed earnings.

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

Liquidity

Year ended December 31, 2017 as compared to December 31, 2016:

Net cash provided by operating activities

Net cash provided by operating activities was $1.183 billion during 2017 as compared to $1.334 billion during 2016. The net decrease of $151 million was primarily attributable to the following:

•	an unfavorable change of $144 million in cash flows from forward exchange contracts related to our investments in the United Kingdom;
•	an unfavorable change of $90 million in other working capital accounts resulting primarily from changes in accounts payable and accrued expenses due to timing of disbursements;
•	a favorable change of $64 million due to an increase in net income plus depreciation and amortization and stock-based compensation expense;
•	a favorable change of $63 million in accounts receivable;
•	an unfavorable change of $28 million in accrued and deferred income taxes, and;
•	$16 million of other combined net unfavorable changes.

Days sales outstanding (“DSO”):  Our DSO are calculated by dividing our net revenue by the number of days in the year. The result is divided into the accounts receivable balance the end of the year. Our DSO were 53 days at each of December 31, 2017, 2016 and 2015.

Our accounts receivable as of December 31, 2017 and December 31, 2016 include amounts due from Illinois of approximately $25 million and $38 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $8 million as of December 31, 2017 and $25 million as of December 31, 2016, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. Although the accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due to us from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

Net cash used in investing activities

Net cash used in investing activities was $624 million during 2017 and $1.187 billion during 2016

     2017:

The $624 million of net cash used in investing activities during 2017 consisted of:

•	$557 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;
•	$29 million spent on the purchase and implementation of information technology applications;
•	$23 million spent to acquire businesses and property;
•	$8 million spent to fund construction costs of a new behavioral health care facility which will be jointly owned by us and a third-party, and;
•	$7 million spent to increase the statutorily required capital reserves of our commercial insurance subsidiary.

     2016:

The $1.187 billion of net cash used in investing activities during 2016 consisted of:

•

$614 million spent related to the acquisition of businesses and property including the acquisition of the adult services division of Cambian Group, PLC consisting of 79 inpatient and 2 outpatient behavioral health facilities located in the U.K., the acquisition of Desert View Hospital, a 25-bed acute care facility located in Pahrump, Nevada, and the acquisition of various other businesses and real property assets;

•	$520 million spent on capital expenditures;
•	$32 million spent to increase the statutorily required capital reserves of our commercial insurance subsidiary, and;

•	$21 million spent on the purchase and implementation of an information technology application.

Net cash used in financing activities

Net cash used in financing activities was $519 million during 2017 and $171 million during 2016.

2017:

The $519 million of net cash used in financing activities during 2017 consisted of the following:

•

spent $143 million on net repayment of debt as follows: (i) $89 million related to our term loan A facility; (ii) $52 million related to our revolving credit facility, and; (iii) $2 million related to other debt facilities;

•	generated $41 million of proceeds related to new borrowings pursuant to our accounts receivable securitization program ($21 million) and short-term, on-demand credit facility ($20 million);
•

spent $364 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our $1.2 billion stock repurchase program ($330 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($34 million);

•	spent $38 million to pay dividends (paid quarterly at $.10 per share);
•	spent $25 million to pay profit distributions related to noncontrolling interests in majority owned businesses, and;
•	generated $10 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

2016:

The $171 million of net cash used in financing activities during 2016 consisted of the following:

•

spent $459 million on net repayment of debt as follows: (i) $400 million related to the 7.125% senior secured notes that matured in June, 2016; (ii) $55 million related to our term loan A facility; (iii) $1 million related to our accounts receivable securitization program, and; (iv) $3 million related to other debt facilities;

•

generated $1.171 billion of proceeds related to new borrowings as follows: (i) $406 million received in connection with the issuance of additional 4.75% senior secured notes due in 2022; (ii) $400 million received from the issuance of 5.0% senior secured notes due in 2026; (iii) $200 million of additional borrowings pursuant to our term loan A facility; (iv) $155 million of additional borrowings pursuant to our revolving credit facility, and; (v) $10 million of proceeds from new borrowings pursuant to a short-term, on-demand credit facility;

•	spent $418 million to purchase third-party minority ownership interests in our six acute care hospitals located in Las Vegas, Nevada;
•

spent $353 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our stock repurchase program ($296 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($57 million);

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

Year ended December 31, 2016 as compared to December 31, 2015:

Net cash provided by operating activities

Net cash provided by operating activities was $1.334 billion during 2016 as compared to $1.068 billion during 2015. The net increase of $266 million was primarily attributable to the following:

•	a favorable change of $26 million due to an increase in net income plus/minus depreciation and amortization expense, stock-based compensation expense and net gains on sales of assets and businesses;
•	$200 million favorable change in other working capital accounts due primarily to favorable changes in accrued compensation and accounts payable resulting from the timing of disbursements;
•	$56 million favorable change in cash flows from forward exchange contracts related to our investment in foreign operations;
•	$42 million unfavorable change in accounts receivable;
•	$56 million favorable change in accrued and deferred income taxes;
•	$32 million unfavorable change in other assets and deferred charges, and;
•	$2 million of other combined net favorable changes.

Net cash used in investing activities

Net cash used in investing activities was $1.187 billion during 2016 and $913 million during 2015.  The factors contributing to the $1.187 billion of net cash used in investing activities during 2016 are detailed above.

     2015:

The $913 million of net cash used in investing activities during 2015 consisted of:

•

$534 million spent related to the acquisition of businesses and property including a 46-bed behavioral health care facility located in the U.K., Alpha Hospitals Holdings Limited consisting of four behavioral health care hospitals located in the U.K., Foundations Recovery Network, LLC consisting of 4 inpatient facilities as well as 8 outpatient centers and various other businesses, a management contract and real property assets;

•	$379 million spent on capital expenditures
•	$3 million spent to increase investments of insurance subsidiary, and;
•	$3 million received from the sale of assets and businesses consisting primarily of divestiture of a small operator of behavioral health care services.

Net cash used in financing activities

Net cash used in financing activities was $171 million during 2016 and $125 million during 2015.  The factors contributing to the $171 million of net cash used in financing activities during 2016 are detailed above.

2015:

The $125 million of net cash used in financing activities during 2015 consisted of the following:

•

generated $234 million of proceeds from additional borrowings consisting of: (i) $160 million of proceeds from new borrowings pursuant to our revolving credit facility; (ii) $70 million of proceeds from new borrowings pursuant to our accounts receivable securitization program, and; (iii) $4 million of proceeds from new borrowings pursuant to a short-term, on-demand credit facility;

•	spent $68 million on net repayments of debt due primarily to repayments pursuant to our term loan A facility ($44 million) and various other combined debt facilities ($24 million);
•

spent $210 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our stock repurchase program ($152 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($58 million);

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

2018 Expected Capital Expenditures:

During 2018, we expect to spend approximately $600 million to $625 million on capital expenditures which includes expenditures for capital equipment, renovations and new projects at existing hospitals. Approximately $280 million of our 2018 expected capital expenditures relates to completion of projects that are in progress as of December 31, 2017. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

On June  7, 2016, we entered into a  Fifth Amendment (the “Fifth Amendment”) to our credit agreement dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012, May 16, 2013 and August 7, 2014, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders (“Credit Agreement”). The Fifth Amendment increased the size of the term loan A facility by $200 million and those proceeds were utilized to repay outstanding borrowings under the revolving credit facility of the Credit Agreement. The Credit Agreement, as amended, which is scheduled to mature in August, 2019, consists of: (i) an $800 million revolving credit facility ($403 million of borrowings outstanding as of December 31, 2017), and; (ii) a term loan A facility with $1.775 billion of borrowings outstanding as of December 31, 2017.

Borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit and term loan-A borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit and term loan-A borrowings. As of December 31, 2017, the applicable margins were 0.50% for ABR-based loans and 1.50% for LIBOR-based loans under the revolving credit and term loan-A facilities.

As of December 31, 2017, we had $403 million of borrowings outstanding pursuant to the terms of our $800 million revolving credit facility and we had $329 million of available borrowing capacity net of $33 million of outstanding letters of credit and $35 million of outstanding borrowings pursuant to a short-term, on-demand credit facility. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is collateralized by certain assets of the Company (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, certain real estate assets and assets held in joint-ventures with third-parties) and our material subsidiaries and guaranteed by our material subsidiaries.

Pursuant to the terms of the Credit Agreement, term loan-A installment payments of approximately $22 million per quarter commenced during the fourth quarter of 2016 and are scheduled through June, 2019.  Previously, approximately $11 million of quarterly installment payments were made from the fourth quarter of 2014 through the third quarter of 2016.

In July, 2017, we amended our accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks to increase the borrowing capacity to $440 million from $400 million previously.  Pursuant to the terms of our Securitization program, on which the scheduled maturity date of December, 2018 remained unchanged, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At December 31, 2017, we had $420 million of outstanding borrowings pursuant to the terms of the Securitization, which are included in current maturities of long-term debt as of that date, and $20 million of available borrowing capacity.

As of December 31, 2017, we had combined aggregate principal of $1.4 billion from the following senior secured notes:

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

The average amounts outstanding during each of years 2017, 2016 and 2015 under the current and prior Credit Agreements, demand notes and accounts receivable securitization programs was $2.6 billion, $2.3 billion and $2.1 billion, respectively, with corresponding interest rates of 2.5%, 2.0% and 1.7%, respectively, including commitment and facility fees. The maximum amounts outstanding at any month-end were $2.7 billion in 2017, $2.7 billion in 2016 and $2.3 billion in 2015. The effective interest rate on our current and prior Credit Agreements, accounts receivable securitization programs, and demand notes, which includes the respective interest expense, commitment and facility fees, designated interest rate swaps expense and amortization of deferred financing costs and original issue discounts, was 2.8% in 2017, 2.6% in 2016 and 2.4% in 2015.

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of December 31, 2017.

At December 31, 2017, the net carrying value and fair value of our debt were approximately $4.0 billion and $4.1 billion, respectively. At December 31, 2016, the carrying value and fair value of our debt were each approximately $4.1 billion.  The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was 45% at December 31, 2017 and 48% at December 31, 2016.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2017 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $120 million consisting of: (i) $113 million related to our self-insurance programs, and; (ii) $7 million of other debt and public utility guarantees.

Obligations under operating leases for real property, real property master leases and equipment amount to $402 million as of December 31, 2017. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income. We sublease space in these buildings and any amounts received from these subleases are offset against the expense. In addition, we lease three hospital facilities from Universal Health Realty Trust (the “Trust”) with terms expiring in 2021. These leases contain up to two 5-year renewal options. We also lease two free-standing emergency departments and space in certain medical office buildings which are owned by the Trust.  In addition, we lease the real property of certain other facilities from non-related parties as indicated in Item 2. Properties, as included herein.

The following represents the scheduled maturities of our contractual obligations as of December 31, 2017:

	Payments Due by Period (dollars in thousands)
		Less than	2-3	4-5	After
	Total	1 year	years	years	5 years
Long-term debt obligations (a)	$4,059,238	$545,885	$2,392,683	$708,166	$412,504
Estimated future interest payments on debt outstanding as of December 31, 2017 (b)	495,757	164,903	156,733	97,005	77,116
Construction commitments (c)	30,062	30,062	0	0	0
Purchase and other obligations (d)	315,399	72,070	108,279	93,100	41,950
Operating leases (e)	402,417	73,310	114,104	67,038	147,965
Estimated future payments for defined benefit pension plan, and other retirement plan (f)	205,896	13,114	14,764	16,931	161,087
Health and dental unpaid claims (g)	85,527	85,527	0	0	0
Total contractual cash obligations	$5,594,296	$984,871	$2,786,563	$982,240	$840,622

(a)	Reflects borrowings outstanding as of December 31, 2017 as discussed in Note 4 to the Consolidated Financial Statements.
(b)

Assumes that all debt outstanding as of December 31, 2017, including borrowings under our Credit Agreement, demand note and accounts receivable securitization program, remain outstanding until the final maturity of the debt agreements at the same interest rates (some of which are floating) which were in effect as of December 31, 2017. We have the right to repay borrowings upon short notice and without penalty, pursuant to the terms of the Credit Agreement, demand note and accounts receivable securitization program. Also includes the impact of various interest rate swap and cap agreements in effect as of December 31, 2017, as calculated to maturity dates utilizing the applicable floating interest rates in effect as of December 31, 2017.

(c)

Our share of the remaining estimated construction cost of two newly constructed behavioral health care facilities located in Pennsylvania and Washington that are scheduled to be completed and opened 2018. We are required to build these facilities pursuant to joint-venture agreements with third parties. In addition, we had various other projects under construction as of December 31, 2017. Because we can terminate substantially all of the construction contracts related to the various other projects at any time without paying a termination fee, these costs are excluded from the table above.

(d)

Consists of: (i) $73 million related to long-term contracts with third-parties consisting primarily of certain revenue cycle data processing services for our acute care facilities; (ii) $240 million related to the future expected costs to be paid to a third-party vendor in connection with the ongoing operation of an electronic health records application and purchase and implementation of a revenue cycle and other applications for our acute care facilities, and; (iii) a $2 million liability for physician commitments expected to be paid in the future.

(e)

Reflects our future minimum operating lease payment obligations related to our operating lease agreements outstanding as of December 31, 2017 as discussed in Note 7 to the Consolidated Financial Statements. Some of the lease agreements provide us with the option to renew the lease and our future lease obligations would change if we exercised these renewal options.

(f)

Consists of $188 million of estimated future payments related to our non-contributory, defined benefit pension plan (estimated through 2089), as disclosed in Note 8 to the Consolidated Financial Statements, and $18 million of estimated future payments related to another retirement plan liability ($15 million liability recorded in other non-current liabilities as of December 31, 2017 in connection with this retirement plan).

(g)	Consists of accrued and unpaid estimated claims expense incurred in connection with our commercial health insurers and self-insured employee benefit plans.

As of December 31, 2017, the total accrual for our professional and general liability claims was $229 million, of which $54 million is included in other current liabilities and $175 million is included in other non-current liabilities. We exclude the $229 million for professional and general liability claims from the contractual obligations table because there are no significant contractual obligations associated with these liabilities and because of the uncertainty of the dollar amounts to be ultimately paid as well as the timing of such payments. Please see Self-Insured/Other Insurance Risks above for additional disclosure related to our professional and general liability claims and reserves.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during 2017 and 2016 and determined the hedges to be highly effective. We also determined that any portion of the hedges deemed to be ineffective was de minimis and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. We do not anticipate nonperformance by our counterparties. We do not hold or issue derivative financial instruments for trading purposes.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from our counterparties.  We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At December 31, 2017, the fair value of our interest rate swaps was a net asset of $7 million, $4 million of which is included in net accounts receivable and $3 million of which is included in other assets on the accompanying balance sheet. At December 31, 2016, the fair value of our interest rate swaps was de minimis on a net basis comprised of a $4 million asset which is included in other assets offset by a $4 million liability which in included in other current liabilities on the accompanying consolidated balance sheet.

The table below presents information about our long-term financial instruments that are sensitive to changes in interest rates as of December 31, 2017. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by contractual maturity dates.

Maturity Date, Fiscal Year Ending December 31

(dollars in thousands)

	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt:
Fixed rate:
Debt	$2,636	$300,286	$1,650	$1,696	$698,835	$407,491	$1,412,594
Average interest rates	4.7%	4.7%	5.0%	5.0%	4.9%	4.0%	4.7%
Variable rate:
Debt	$542,983	$2,084,432					$2,627,415
Average interest rates	2.9%	3.0%					2.2%
Interest rate swaps:
Notional amount		$1,000,000					$1,000,000
Average interest rates		1.3%					1.3%

As calculated based upon our variable rate debt outstanding as of December 31, 2017 that is subject to interest rate fluctuations, each 1% change in interest rates would impact our pre-tax income by approximately $16 million.

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

As of December 31, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934, as amended, and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2017, based on criteria in Internal Control—Integrated Framework (2013), issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in its report which appears herein.

ITEM 9B	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017. See also “Executive Officers of the Registrant” appearing in Item 1 hereof.

ITEM 11.	Executive Compensation

There is hereby incorporated by reference the information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017.

ITEM 14.	Principal Accountant Fees and Services.

There is hereby incorporated by reference the information to appear under the caption “Relationship with Independent Auditors” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Financial Statements:

See “Index to Financial Statements and Financial Statement Schedule.”

(2) Financial Statement Schedules:

See “Index to Financial Statements and Financial Statement Schedule.”

(3) Exhibits:

No.	Description
3.1

Registrant’s Restated Certificate of Incorporation, and Amendments thereto, previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, are incorporated herein by reference (P).

3.2	Bylaws of Registrant, as amended, previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987, is incorporated herein by reference (P).

3.3	Amendment to the Registrant’s Restated Certificate of Incorporation previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 3, 2001 is incorporated herein by reference.

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

10.2

Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc., previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference (P).

10.3	Agreement, dated December 6, 2017, to renew Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc.

10.4

Form of Leases, including Form of Master Lease Document for Leases, between certain subsidiaries of the Company and Universal Health Realty Income Trust, filed as Exhibit 10.3 to Amendment No. 3 of the Registration Statement on Form S-11 and Form S-2 of Registrant and Universal Health Realty Income Trust (Registration No. 33-7872), is incorporated herein by reference (P).

No.	Description
10.5

Corporate Guaranty of Obligations of Subsidiaries Pursuant to Leases and Contract of Acquisition, dated December 24, 1986, issued by the Company in favor of Universal Health Realty Income Trust, previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference (P).

10.6

Universal Health Services, Inc. Executive Retirement Income Plan dated January 1, 1993, previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.7

Asset Purchase Agreement dated as of February 6, 1996, among Amarillo Hospital District, UHS of Amarillo, Inc. and Universal Health Services, Inc., previously filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference (P).

10.8

Agreement of Limited Partnership of District Hospital Partners, L.P. (a District of Columbia limited partnership) by and among UHS of D.C., Inc. and The George Washington University, previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarters ended March 30, 1997, and June 30, 1997, is incorporated herein by reference (P).

10.9

Contribution Agreement between The George Washington University (a congressionally chartered institution in the District of Columbia) and District Hospital Partners, L.P. (a District of Columbia limited partnership), previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference (P).

10.10

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

10.12*

Universal Health Services, Inc. Third Amended and Restated 2005 Stock Incentive Plan as Amended, previously filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No.333-218359), dated May 31, 2017, is incorporated herein by reference.

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

No.	Description

10.21

Third Amendment to Amended and Restated Credit and Security Agreement, dated as of August 1, 2014, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 4, 2014, is incorporated herein by reference.

10.22

Fourth Amendment to Amended and Restated Credit and Security Agreement, dated as of December 22, 2015, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 22, 2015, is incorporated herein by reference.

10.23

Fifth Amendment to Amended and Restated Credit and Security Agreement, dated as of July 7, 2017, previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2017, is incorporated herein by reference.

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

No.	Description
10.31

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

10.32

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

10.36*

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

10.37

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

11	Statement regarding computation of per share earnings is set forth in Note 1 of the Notes to the Consolidated Financial Statements.

21	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm-PricewaterhouseCoopers LLP.

31.1	Certification from the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.

31.2	Certification from the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.

32.1	Certification from the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification from the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	INS XBRL Instance Document

101	SCH XBRL Taxonomy Extension Schema Document

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document

No.	Description
101	DEF XBRL Taxonomy Extension Definition Linkbase Document

101	LAB XBRL Taxonomy Extension Label Linkbase Document

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensatory plan or arrangement.

Exhibits, other than those incorporated by reference, have been included in copies of this Annual Report filed with the Securities and Exchange Commission. Stockholders of the Company will be provided with copies of those exhibits upon written request to the Company.

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL HEALTH SERVICES, INC.

By:	/s/ ALAN B. MILLER
Alan B. Miller Chairman of the Board and Chief Executive Officer

February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ALAN B. MILLER Alan B. Miller	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2018

/s/ MARC D. MILLER Marc D. Miller	Director and President	February 28, 2018

/s/ LAWRENCE S. GIBBS Lawrence S. Gibbs	Director	February 28, 2018

/s/ JOHN H. HERRELL John H. Herrell	Director	February 28, 2018

/s/ ROBERT H. HOTZ Robert H. Hotz	Director	February 28, 2018

/s/ EILEEN C. MCDONNELL Eileen C. McDonnell	Director	February 28, 2018

/s/ WARREN J. NIMETZ Warren J. Nimetz	Director	February 28, 2018

/s/ STEVE FILTON Steve Filton	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 28, 2018

UNIVERSAL HEALTH SERVICES, INC.

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Universal Health Services, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated financial statements, including the related notes and financial statement schedule, of Universal Health Services, Inc. and its subsidiaries as listed in the accompanying index (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 28, 2018

We have served as the Company’s auditor since 2007.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Net revenues before provision for doubtful accounts	$11,278,942	$10,507,788	$9,784,724
Less: Provision for doubtful accounts	869,077	741,578	741,273
Net revenues	10,409,865	9,766,210	9,043,451
Operating charges:
Salaries, wages and benefits	4,980,637	4,585,530	4,212,387
Other operating expenses	2,493,062	2,359,339	2,119,805
Supplies expense	1,105,096	1,031,337	974,088
Depreciation and amortization	447,765	416,608	398,618
Lease and rental expense	103,127	97,324	94,973
Electronic health records incentive income	0	(5,339)	(15,815)
	9,129,687	8,484,799	7,784,056
Income from operations	1,280,178	1,281,411	1,259,395
Interest expense, net	145,169	125,053	113,494
Income before income taxes	1,135,009	1,156,358	1,145,901
Provision for income taxes	363,697	409,187	395,203
Net income	771,312	747,171	750,698
Less: Net income attributable to noncontrolling interests	19,009	44,762	70,170
Net income attributable to UHS	$752,303	$702,409	$680,528
Basic earnings per share attributable to UHS	$7.86	$7.22	$6.89
Diluted earnings per share attributable to UHS	$7.81	$7.14	$6.76
Weighted average number of common shares—basic	95,652	97,208	98,797
Add: Other share equivalents	673	1,172	1,897
Weighted average number of common shares and equivalents—diluted	96,325	98,380	100,694

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
Net income	$771,312	$747,171	$750,698
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	6,679	1,438	4,970
Amortization of terminated hedge	0	(167)	(336)
Minimum pension liability	4,070	13,356	2,177
Unrealized loss on marketable security	(2,169)	(2,229)	0
Foreign currency translation adjustment	26,678	(10,038)	(1,728)
Other comprehensive income before tax	35,258	2,360	5,083
Income tax expense related to items of other comprehensive income	2,664	4,648	2,980
Total other comprehensive income (loss), net of tax	32,594	(2,288)	2,103
Comprehensive income	803,906	744,883	752,801
Less: Comprehensive income attributable to noncontrolling interests	19,009	44,762	70,170
Comprehensive income attributable to UHS	$784,897	$700,121	$682,631

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(Dollar amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$74,423	$33,747
Accounts receivable, net	1,500,898	1,439,553
Supplies	136,177	125,365
Other current assets	86,504	82,706
Total current assets	1,798,002	1,681,371
Property and Equipment
Land	520,447	492,731
Buildings and improvements	4,952,856	4,676,752
Equipment	2,000,305	1,820,468
Property under capital lease	44,740	45,768
	7,518,348	7,035,719
Accumulated depreciation	(3,349,289)	(2,983,481)
	4,169,059	4,052,238
Construction-in-progress	402,778	278,718
	4,571,837	4,330,956
Other assets:
Goodwill	3,825,157	3,784,106
Deferred income taxes	3,007	1,234
Deferred charges	9,787	13,520
Other	554,038	506,615
	4,391,989	4,305,475
Total Assets	$10,761,828	$10,317,802
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$545,619	$105,895
Accounts payable	441,984	439,672
Accrued liabilities
Compensation and related benefits	304,668	275,288
Interest	23,755	23,050
Taxes other than income	85,800	68,199
Other	427,874	403,120
Current federal and state income taxes	18,334	2,149
Total current liabilities	1,848,034	1,317,373
Other noncurrent liabilities	306,304	275,167
Long-term debt	3,494,390	4,030,230
Deferred income taxes	54,962	88,119
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	6,702	9,319
Equity:
Class A Common Stock, voting, $.01 par value; authorized 12,000,000 shares: issued and outstanding 6,595,308 shares in 2017 and 6,595,308 shares in 2016	66	66
Class B Common Stock, limited voting, $.01 par value; authorized 150,000,000 shares: issued and outstanding 86,947,407 shares in 2017 and 89,348,958 shares in 2016	869	893
Class C Common Stock, voting, $.01 par value; authorized 1,200,000 shares: issued and outstanding 663,940 shares in 2017 and 663,940 shares in 2016	7	7
Class D Common Stock, limited voting, $.01 par value; authorized 5,000,000 shares: issued and outstanding 20,868 shares in 2017 and 22,100 shares in 2016	0	0
Cumulative dividends	(371,814)	(333,603)
Retained earnings	5,353,209	4,891,274
Accumulated other comprehensive income (loss)	7,177	(25,417)
Universal Health Services, Inc. common stockholders’ equity	4,989,514	4,533,220
Noncontrolling interest	61,922	64,374
Total Equity	5,051,436	4,597,594
Total Liabilities and Stockholders’ Equity	$10,761,828	$10,317,802

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2015	$239,552	$66	$914	$7	$0	$(255,196)	$4,015,387	$(25,232)	$3,735,946	$55,134	$3,791,080
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	14	—	—	—	56,473	—	56,487	—	56,487
Repurchased	—	—	(18)	—	—	—	(224,242)	—	(224,260)	—	(224,260)
Restricted share-based compensation expense	—	—	—	—	—	—	393	—	393	—	393
Dividends paid	—	—	—	—	—	(39,532)	—	—	(39,532)	—	(39,532)
Stock option expense	—	—	—	—	—	—	37,982	—	37,982	—	37,982
Distributions to noncontrolling interests	(51,106)	—	—	—	—	—	—	—	—	(11,114)	(11,114)
Other	—	—	—	—	—	—	—	—	—	(613)	(613)
Comprehensive income:
Net income to UHS / noncontrolling interests	54,063	—	—	—	—	—	680,528	—	680,528	16,107	696,635
Foreign currency translation adjustments	—	—	—	—	—	—	—	(1,728)	(1,728)	—	(1,728)
Amortization of terminated hedge (net of income tax effect of $120)	—	—	—	—	—	—	—	(216)	(216)	—	(216)
Unrealized derivative gains on cash flow hedges (net of income tax effect of $2,283)	—	—	—	—	—	—	—	2,687	2,687	—	2,687
Minimum pension liability (net of income tax effect of $817)	—	—	—	—	—	—	—	1,360	1,360	—	1,360
Subtotal	54,063	—	—	—	—	—	680,528	2,103	682,631	16,107	698,738
Balance, December 31, 2015	$242,509	$66	$910	$7	$—	$(294,728)	$4,566,521	$(23,129)	$4,249,647	$59,514	$4,309,161

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	13	—	—	—	54,840	—	54,853	—	54,853
Repurchased	—	—	(30)	—	—	—	(346,860)	—	(346,890)	—	(346,890)
Restricted share-based compensation expense	—	—	—	—	—	—	1,439	—	1,439	—	1,439
Dividends paid	—	—	—	—	—	(38,875)	—	—	(38,875)	—	(38,875)
Stock option expense	—	—	—	—	—	—	45,777	—	45,777	—	45,777
Distributions to noncontrolling interests	(51,847)	—	—	—	—	—	—	—	—	(17,735)	(17,735)
Acquisition of noncontrolling interests in majority owned businesses	(206,200)	—	—	—	—	—	(132,852)	—	(132,852)	—	(132,852)
Other	—	—	—	—	—	—	—	—	—	2,690	2,690
Comprehensive income:
Net income to UHS / noncontrolling interests	24,857	—	—	—	—	—	702,409	—	702,409	19,905	722,314
Foreign currency translation adjustments	—	—	—	—	—	—	—	(10,038)	(10,038)	—	(10,038)
Amortization of terminated hedge (net of income tax effect of $60)	—	—	—	—	—	—	—	(107)	(107)	—	(107)
Unrealized loss on marketable security (net of income tax effect of $831)	—	—	—	—	—	—	—	(1,398)	(1,398)	—	(1,398)
Unrealized derivative gains on cash flow hedges (net of income tax effect of $536)	—	—	—	—	—	—	—	902	902	—	902
Minimum pension liability (net of income tax effect of $5,003)	—	—	—	—	—	—	—	8,353	8,353	—	8,353
Subtotal	24,857	—	—	—	—	—	702,409	(2,288)	700,121	19,905	720,026
Balance, December 31, 2016	$9,319	$66	$893	$7	$—	$(333,603)	$4,891,274	$(25,417)	$4,533,220	$64,374	$4,597,594

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	9	—	—	—	10,370	—	10,379	—	10,379
Repurchased	—	—	(33)	—	—	—	(356,380)	—	(356,413)	—	(356,413)
Restricted share-based compensation expense	—	—	—	—	—	—	1,377	—	1,377	—	1,377
Dividends paid	—	—	—	—	—	(38,211)	—	—	(38,211)	—	(38,211)
Stock option expense	—	—	—	—	—	—	54,265	—	54,265	—	54,265
Distributions to noncontrolling interests	(1,781)	—	—	—	—	—	—	—	—	(22,932)	(22,932)
Other	—	—	—	—	—	—	—	—	—	635	635
Comprehensive income:
Net income to UHS / noncontrolling interests	(836)	—	—	—	—	—	752,303	—	752,303	19,845	772,148
Foreign currency translation adjustments	—	—	—	—	—	—	—	26,678	26,678	—	26,678
Unrealized loss on marketable security (net of income tax effect of $809)	—	—	—	—	—	—	—	(1,360)	(1,360)	—	(1,360)
Unrealized derivative gains on cash flow hedges (net of income tax effect of $2,490)	—	—	—	—	—	—	—	4,189	4,189	—	4,189
Minimum pension liability (net of income tax effect of $983)	—	—	—	—	—	—	—	3,087	3,087	—	3,087
Subtotal	(836)	—	—	—	—	—	752,303	32,594	784,897	19,845	804,742
Balance, December 31, 2017	$6,702	$66	$869	$7	$0	$(371,814)	$5,353,209	$7,177	$4,989,514	$61,922	$5,051,436

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$771,312	$747,171	$750,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	447,883	416,608	398,618
Gains on sales of assets and businesses, net of losses	0	0	(3,615)
Stock-based compensation expense	56,738	48,109	39,971
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(24,719)	(87,881)	(45,814)
Accrued interest	705	9,766	(693)
Accrued and deferred income taxes	(6,405)	22,068	(34,394)
Other working capital accounts	(15,165)	74,489	(125,556)
Other assets and deferred charges	(28,607)	(25,671)	6,631
Other	(42,564)	81,139	23,295
Excess income tax benefits related to stock-based compensation	0	45,219	47,364
Accrued insurance expense, net of commercial premiums paid	102,595	84,638	90,895
Payments made in settlement of self-insurance claims	(79,192)	(81,962)	(79,138)
Net cash provided by operating activities	1,182,581	1,333,693	1,068,262
Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(557,506)	(519,939)	(379,321)
Acquisition of property and businesses	(22,878)	(613,803)	(533,655)
Proceeds received from sales of assets and businesses	108	0	3,391
Costs incurred for purchase and implementation of information technology applications	(29,047)	(21,475)	0
Increase in capital reserves of commercial insurance subsidiary	(7,100)	(32,000)	(3,300)
Investment in, and advances to, joint venture	(7,976)	0	0
Net cash used in investing activities	(624,399)	(1,187,217)	(912,885)
Cash Flows from Financing Activities:
Reduction of long-term debt	(143,106)	(459,183)	(68,166)
Additional borrowings	41,100	1,170,800	234,400
Acquisition of noncontrolling interests in majority owned businesses	0	(418,000)	0
Financing costs	(76)	(12,449)	(515)
Repurchase of common shares	(364,401)	(353,380)	(209,782)
Dividends paid	(38,211)	(38,875)	(39,532)
Issuance of common stock	10,254	9,503	8,441
Profit distributions to noncontrolling interests	(24,713)	(69,583)	(62,220)
Proceeds received from sale/leaseback of real property	0	0	12,765
Net cash used in financing activities	(519,153)	(171,167)	(124,609)
Effect of exchange rate changes on cash and cash equivalents	1,647	(2,790)	(1,609)
Increase (decrease) in cash and cash equivalents	40,676	(27,481)	29,159
Cash and cash equivalents, beginning of period	33,747	61,228	32,069
Cash and cash equivalents, end of period	$74,423	$33,747	$61,228
Supplemental Disclosures of Cash Flow Information:
Interest paid	$135,533	$107,079	$107,054
Income taxes paid, net of refunds	$370,855	$344,611	$380,658
Noncash purchases of property and equipment	$82,496	$65,702	$49,086

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

B) Revenue Recognition:  We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 30% of our net patient revenues during 2017, 32% during 2016 and 34% during 2015. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 56% of our net patient revenues during 2017 and 2016 and 54% during 2015.

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

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our Consolidated Balance Sheets. The vast majority of the net revenues generated at our behavioral health facilities located in the United Kingdom are derived from government based payors. The funding of both federal Medicare and state Medicaid programs, and the government based payor programs in the United Kingdom, are subject to legislative and regulatory changes. As such, we cannot provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future government based reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our results in 2017, 2016 and 2015. We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. See additional disclosure below in Charity Care, Uninsured Discounts and Provision for Doubtful Accounts for our estimated uncompensated care provided and estimated cost of providing uncompensated care.

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts the reported amounts in future periods for the provision for doubtful accounts and other accounts such as Medicaid pending. Although the patient’s ultimate eligibility determination may result in amounts being reclassified among these accounts from period to period, these reclassifications did not have a material impact on our results of operations in 2017, 2016 or 2015 since our facilities make estimates at each financial reporting period to reserve for amounts that are deemed to be uncollectible.

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

On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. Our accounts receivable are recorded net of allowance for doubtful accounts of $480 million and $410 million at December 31, 2017 and 2016, respectively.

Uncompensated care (charity care and uninsured discounts):

The following table shows the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the years ended December 31, 2017, 2016 and 2015:

	(dollar amounts in thousands)
	2017		2016		2015
	Amount	%	Amount	%	Amount	%
Charity care	$887,136	50%	$733,585	50%	$506,571	42%
Uninsured discounts	881,265	50%	720,205	50%	696,463	58%
Total uncompensated care	$1,768,401	100%	$1,453,790	100%	$1,203,034	100%

The provision for doubtful accounts at our acute care hospitals was approximately $756 million during 2017, $628 million during 2016 and $631 million during 2015.

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

	(amounts in thousands)
	2017	2016	2015
Estimated cost of providing charity care	$120,208	$107,887	$77,557
Estimated cost of providing uninsured discounts related care	119,412	105,920	106,630
Estimated cost of providing uncompensated care	$239,620	$213,807	$184,187

Our accounts receivable as of December 31, 2017 and December 31, 2016 include amounts due from Illinois of approximately $25 million and $38 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $8 million as of December 31, 2017 and $25 million as of December 31, 2016, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. Although the accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due to us from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

D) Concentration of Revenues: Our six acute care hospitals in the Las Vegas, Nevada market contributed, on a combined basis, 15% in 2017, 14% in 2016 and 13% in 2015 of our consolidated net revenues.

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

While in progress, we capitalized interest on major construction projects and the development and implementation of information technology applications amounting to $1.0 million during 2017, $1.9 million during 2016 and $304,000 during 2015.

Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (twenty to forty years) and equipment (three to fifteen years). Depreciation expense was $388.4 million during 2017, $350.8 million during 2016 and $337.5 million during 2015.

G) Long-Lived Assets:  We review our long-lived assets, including intangible assets, for impairment whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flow. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to its estimated fair value and an impairment loss is recognized. Fair values are determined based on estimated future cash flows using appropriate discount rates.

H) Goodwill:  Goodwill and indefinite-lived intangible assets are reviewed for impairment at the reporting unit level on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit.  We have designated October 1st as our annual impairment assessment date and performed impairment assessments as of October 1, 2017 which indicated no impairment of goodwill or indefinite-lived intangible assets.  There were also no impairments during 2016 or 2015. Future changes in the estimates used to conduct the impairment reviews, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill or indefinite-lived intangible assets.

Changes in the carrying amount of goodwill for the two years ended December 31, 2017 were as follows (in thousands):

	Acute Care Services	Behavioral Health Services	Total Consolidated
Balance, January 1, 2016	$389,507	$3,206,607	$3,596,114
Goodwill acquired during the period	50,897	183,761	234,658
Adjustments to goodwill (a)	(110)	(46,556)	(46,666)
Balance, December 31, 2016	440,294	3,343,812	3,784,106
Goodwill acquired during the period	80	0	80
Adjustments to goodwill (a)	1,137	39,834	40,971
Balance, December 31, 2017	$441,511	$3,383,646	$3,825,157

(a)	The increase/(decrease) in the Behavioral Health Services’ goodwill consists primarily of foreign currency translation adjustments.

I) Other Assets:  Other assets consist primarily of amounts related to: (i) intangible assets acquired in connection with our acquisitions of Cambian Group, PLC’s adult services’ division, Foundations Recovery Network, LLC during 2015, Ascend Health Corporation during 2012 and Psychiatric Solutions, Inc. during 2010; (ii) prepaid fees for various software and other applications used by our hospitals; (iii) costs incurred in connection with the purchase and implementation of an electronic health records application for each of our acute care facilities; (iv) statutorily required capital reserves related to our commercial insurance subsidiary ($110 million as of December 31, 2017); (v) deposits; (vi) investments in various businesses, including Universal Health Realty Income Trust ($8 million as of December 31, 2017) and Premier, Inc. ($33 million as of December 31, 2017); (vii) the invested assets related to a deferred compensation plan that is held by an independent trustee in a rabbi-trust and that has a related payable included in other noncurrent liabilities; (viii) the estimated future payments related to physician-related contractual commitments, as discussed below, and; (ix) other miscellaneous assets.

The following table shows the amounts recorded as net intangible assets for the years ended December 31, 2017 and 2016:

	(amounts in millions)
	2017	2016
Tradenames	$124	$124
Medicare licenses	57	57
Certificates of need	12	12
Contract relationships and other (net of $44 and $34 of accumulated amortization for 2017 and 2016, respectively)	27	35
Net Intangible Assets	$220	$228

J) Physician Guarantees and Commitments: Our accrued liabilities-other, and our other assets included approximately $2 million of estimated future payments related to physician-related contractual commitments as of each of December 31, 2017 and 2016. Substantially all of the $2 million of potential future financial obligations outstanding as of December 31, 2017 are potential 2018 obligations.

K) Self-Insured/Other Insurance Risks:  We provide for self-insured risks, primarily general and professional liability claims and workers’ compensation claims. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimate of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. All relevant information, including our own historical experience is used in estimating the expected amount of claims. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Our estimated self-insured reserves are reviewed and changed, if necessary, at each reporting date and changes are recognized currently as additional expense or as a reduction of expense. See Note 8 - Commitments and Contingencies for discussion of adjustments to our prior year reserves for claims related to our self-insured general and professional liability and workers’ compensation liability.

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

N) Redeemable Noncontrolling Interests and Noncontrolling Interest: As of December 31, 2017, outside owners held noncontrolling, minority ownership interests of: (i) 20% in an acute care facility located in Washington, D.C.; (ii) approximately 11% in an acute care facility located in Texas; (iii) 20% and 30% in two behavioral health care facilities located in Pennsylvania and Ohio, respectively, and; (iv) approximately 5% in an acute care facility located in Nevada. The noncontrolling interest and redeemable noncontrolling interest balances of $62 million and $7 million, respectively, as of December 31, 2017, consist primarily of the third-party ownership interests in these hospitals.

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

O) Accumulated Other Comprehensive Income: The accumulated other comprehensive income (“AOCI”) component of stockholders’ equity includes: net unrealized gains and losses on effective cash flow hedges, foreign currency translation adjustments and the net minimum pension liability of a non-contributory defined benefit pension plan which covers employees at one of our subsidiaries. See Note 10 - Pension Plan for additional disclosure regarding the defined benefit pension plan.

The amounts recognized in AOCI for the two years ended December 31, 2017 were as follows (in thousands):

	Net Unrealized Gains (Losses) on Effective Cash Flow Hedges	Foreign Currency Translation Adjustment	Unrealized loss on marketable security	Minimum Pension Liability	Total AOCI
Balance, January 1, 2016, net of income tax	$(776)	$(4,159)	$—	$(18,194)	$(23,129)
2016 activity:
Pretax amount	1,271	(10,038)	(2,229)	13,356	2,360
Income tax effect	(476)	—	831	(5,003)	(4,648)
Change, net of income tax	795	(10,038)	(1,398)	8,353	(2,288)
Balance, January 1, 2017, net of income tax	19	(14,197)	(1,398)	(9,841)	(25,417)
2017 activity:
Pretax amount	6,679	26,678	(2,169)	4,070	35,258
Income tax effect	(2,490)	—	809	(983)	(2,664)
Change, net of income tax	4,189	26,678	(1,360)	3,087	32,594
Balance, December 31, 2017, net of income tax	$4,208	$12,481	$(2,758)	$(6,754)	$7,177

P) Accounting for Derivative Financial Investments and Hedging Activities and Foreign Currency Forward Exchange Contracts:  We manage our ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this risk in a cost-effective manner, we, from time to time, enter into interest rate swap agreements in which we agree to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts.

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

Q) Stock-Based Compensation:  At December 31, 2017, we have a number of stock-based employee compensation plans. Pursuant to the FASB’s guidance, we expense the grant-date fair value of stock options and other equity-based compensation pursuant to the straight-line method over the stated vesting period of the award using the Black-Scholes option-pricing model.

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

The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

	Twelve Months Ended December 31,
	2017	2016	2015
Basic and diluted:
Net Income	$771,312	$747,171	$750,698
Less: Net income attributable to noncontrolling interest	(19,009)	(44,762)	(70,170)
Less: Net income attributable to unvested restricted share grants	(362)	(314)	(281)
Net income attributable to UHS—basic and diluted	$751,941	$702,095	$680,247
Basic earnings per share attributable to UHS:
Weighted average number of common shares—basic	95,652	97,208	98,797
Total basic earnings per share	$7.86	$7.22	$6.89
Diluted earnings per share attributable to UHS:
Weighted average number of common shares	95,652	97,208	98,797
Net effect of dilutive stock options and grants based on the treasury stock method	673	1,172	1,897
Weighted average number of common shares and equivalents—diluted	96,325	98,380	100,694
Total diluted earnings per share	$7.81	$7.14	$6.76

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all years presented above, excludes certain outstanding stock options applicable to each year since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled approximately 6.2 million during 2017, 2.2 million during 2016 and 765,000 during 2015.

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

V) GPO Agreement/Minority Ownership Interest: During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier, Inc. (“Premier), a healthcare performance improvement alliance, and acquired a minority interest in the GPO for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO, which were recorded as deferred income, on a pro rata basis, as a reduction to our supplies expense over the initial expected life of the GPO agreement. Also in connection with this GPO agreement, we received shares of restricted stock in Premier which vest ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO. We recognize the fair value of this restricted stock, as a reduction to our supplies expense, in our consolidated statements of income, on a pro rata basis, over the vesting period. We have elected to retain of portion of the previously vested shares of Premier, the value of which is included in other assets on our consolidated balance sheet.  Premier shares held by us after the restrictions have lapsed are adjusted, through accumulated other comprehensive income/loss, to the then current market value as of each respective balance sheet date amounting to $33 million and $23 million as of December 31, 2017 and 2016, respectively.

W) Provider Taxes: We incur health-care related taxes (“Provider Taxes”) imposed by states in the form of a licensing fee, assessment or other mandatory payment which are related to: (i) healthcare items or services; (ii) the provision of, or the authority to provide, the health care items or services, or; (iii) the payment for the health care items or services. Such Provider Taxes are subject to various federal regulations that limit the scope and amount of the taxes that can be levied by states in order to secure federal matching funds as part of their respective state Medicaid programs. We derive a related Medicaid reimbursement benefit from assessed Provider Taxes in the form of Medicaid claims based payment increases and/or lump sum Medicaid supplemental payments.

Under these programs, including the impact of the Texas Uncompensated Care and Upper Payment Limit program, the Texas Delivery System Reform Incentive program, and various other state programs, we earned revenues (before Provider Taxes) of approximately $357 million during 2017, $327 million during 2016 and $307 million during 2015. These revenues were offset by Provider Taxes of approximately $171 million during 2017, $166 million during 2016, $137 million during 2015, which are recorded in other operating expenses on the Consolidated Statements of Income as included herein. The aggregate net benefit from these programs was $186 million during 2017, $161 million during 2016 and $170 million during 2015. The aggregate net benefit pursuant to these programs is earned from multiple states and therefore no particular state’s portion is individually material to our consolidated financial statements. In addition, under various disproportionate share hospital payment programs and the Nevada state plan amendment program, we earned revenues of $55 million in 2017, $53 million in 2016 and $46 million in 2015.

X) Recent Accounting Standards:  In August, 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which adds or clarifies guidance of the classification of certain cash receipts and payments in the statement of cash flows with the intent to alleviate diversity in practice for classifying various types of cash flows.  This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted.  We are currently evaluating the impact of this ASU on our statement of cash flows.

In March, 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which amends the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as income tax expense or benefit in the income statement in the reporting period in which they occur.  We have adopted this new standard, which is effective for annual reporting periods beginning after December 15, 2016, as of January 1, 2017. The impact of ASU 2016-09 to date is explained in Note 10-Income Taxes. Since the impact of ASU 2016-09 on our future Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows is dependent upon the timing of stock option exercises, and the market price of our stock at the time of exercise, we are unable to estimate the impact this adoption will have on our future financial statements.

In May 2014 and March 2016, the FASB issued ASU 2014-09 and ASU 2016-08, “Revenue from Contracts with Customers (Topic 606)” and “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, respectively, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosures.  The FASB updated the new revenue standard by clarifying the principal versus agent implementation guidance, but does not change the core principle of the new standard. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016; however, in July 2015, the FASB approved a one-year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017.  We are currently in the process of assessing and analyzing the various sources of revenue and plan to use a portfolio approach as a practical expedient to account for patient contracts. We have a team in place to lead the implementation of the new standard, including the evaluation of our systems and internal controls to ensure adequacy of data and information needed for adoption, as well as assessing the potential impact of the new standard on various reimbursement programs in which our hospitals participate. The team, consisting of representatives across the organization is progressing towards the completion of their evaluation and began drafting required disclosures and updates to our policies and practices in the fourth quarter of 2017.  We are planning to adopt the standard using the modified retrospective approach.  We anticipate the most significant change will be how the estimate for the allowance for doubtful accounts will be recognized under the new standards.  Under the current standards, our estimate for amounts not expected to be collected based upon our historical experience have been included within net revenue. Under the new standards, our estimate for amounts not expected to be collected based on historical experience will continue to be recognized as a reduction to net revenue. However, subsequent changes in estimate of collectability due to a change in the financial status of a payor, for example a bankruptcy, will be recognized as bad debt expense in operating charges. Although we continue to evaluate the impact of this ASU, we do not expect the adoption to have a material impact on our consolidated financial statements and related disclosures.

In February, 2016, the FASB issued ASU 2016-02, “Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“Update 2016-02”), which requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key qualitative and quantitative information about the entity’s leasing arrangements.  This update is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted.  A modified retrospective approach is required. Upon adoption of this new standard, we will recognize significant right of use assets and lease obligation liabilities on the consolidated balance sheet as a result of our operating lease obligations.  Operating lease expense will still be recognized on a straight-

line basis over the remaining life of the lease within lease and rental expense in the consolidated statements of income. We are currently evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

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

Y) Foreign Currency Translation: Assets and liabilities of our U.K. subsidiaries are denominated in pound sterling and translated into U.S. dollars at: (i) the rates of exchange at the balance sheet date, and; (ii) average rates of exchange prevailing during the year for revenues and expenses. The currency translation adjustments are reported as a component of accumulated other comprehensive income. See Note 3 - Financial Instruments, Foreign Currency Forward Exchange Contracts for additional disclosure.

Z) Supplies:  Supplies, which consist primarily of medical supplies, are stated at the lower of cost (first-in, first-out basis) or market.

2) ACQUISITIONS AND DIVESTITURES

2018 Acquisitions:

In January, 2018, we acquired Gulfport Behavioral Health System, a 109-bed behavioral health care facility located in Gulfport, Mississippi.

Year ended December 31, 2017:

2017 Acquisitions of Assets and Businesses:

During 2017 we spent $23 million to acquire businesses and property.

2017 Divestiture of Assets and Businesses:

There were no significant divestitures during 2017.

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

The aggregate net purchase price of the facilities, which were acquired to enhance and expand our existing operations in the U.S. and the U.K., was allocated to assets and liabilities based on their preliminary estimated fair values as follows:

Amount (000s)
Working capital, net	$6,680
Property & equipment	343,846
Goodwill	234,658
Other assets (includes $18 million of contract-based relationships intangible assets)	19,910
Income tax assets, net of deferred tax liabilities	11,551
Debt	(152)
Noncontrolling interest	(2,690)
Cash paid in 2016 for acquisitions	$613,803

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

On December 28, 2016, we completed the acquisition of Cambian Group, PLC’s adult services’ division (the “Cambian Adult Services”) for a total purchase price of approximately $473 million. At the time of acquisition, the Cambian Adult Services consisted of 79 inpatient and 2 outpatient behavioral health facilities located in the U.K. The Competition and Markets Authority (“CMA”) in the U.K. reviewed our acquisition of the Cambian Adult Services. In April, 2017, the CMA notified us that they identified potential competition concerns in certain markets and announced its decision to refer our acquisition of Cambian Group, PLC’s Adult Services division for a Phase 2 investigation.  In October, 2017, the CMA provided the final ruling regarding the Phase 2 investigation requiring us to divest a facility which was subsequently designated to be The Limes, an 18-bed facility. The operating results for The Limes are reflected as discontinued operations during 2017. Since the aggregate income from discontinued operations before income tax expense for this facility is not material to our 2017 consolidated financial statements, it is included as a reduction to our operating expenses.  For the twelve-month period ended December 31, 2017, The Limes generated approximately $3 million of net revenues, $953,000 of income before income taxes and $770,000 of after-tax income.

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

3) FINANCIAL INSTRUMENTS

Fair Value Hedges:

During 2017, 2016 and 2015, we had no fair value hedges outstanding.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during 2017 and 2016 and determined the hedges to be highly effective. We also determined that any portion of the hedges deemed to be ineffective was de minimis and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. We do not anticipate nonperformance by our counterparties. We do not hold or issue derivative financial instruments for trading purposes.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from our counterparties.  We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At December 31, 2017, the fair value of our interest rate swaps was a net asset of $7 million, $4 million of which is included in net accounts receivable and $3 million of which is included in other assets on the accompanying balance sheet. At December 31, 2016, the fair value of our interest rate swaps was de minimis on a net basis comprised of a $4 million asset which is included in other assets offset by a $4 million liability which is included in other current liabilities on the accompanying consolidated balance sheet.

   Foreign Currency Forward Exchange Contracts:

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. The cash flows from these contracts are reported as operating activities in the consolidated statements of cash flows. During 2017, we recorded net cash outflows of $64 million while during 2016 and 2015, we recorded net cash inflows of $79 million and $23 million, respectively, associated with these forward exchange contracts.

4) LONG-TERM DEBT

A summary of long-term debt follows:

	December 31,
	2017	2016
	(amounts in thousands)
Long-term debt:
Notes payable and Mortgages payable (including obligations under capitalized leases of $21,780 in 2017 and $23,446 in 2016) and term loans with varying maturities through 2027; weighted average interest rates of 9.1% in 2017 and 8.9% in 2016 (see Note 7 regarding capitalized leases)	$22,794	$25,246
Revolving credit and on-demand credit facility	438,100	469,700
Term Loan A, net of unamortized discount of $708 in 2017 and $1,151 in 2016	1,774,607	1,862,915
Accounts receivable securitization program	419,500	398,700
3.75% Senior Secured Notes due 2019, net of unamortized discount of $69 in 2017 and $112 in 2016	299,931	299,888
4.75% Senior Secured Notes due 2022, including unamortized premium of $4,430 in 2017 and $5,400 in 2016 and net of unamortized discount of $124 in 2017 and $150 in 2016	704,306	705,250
5.00% Senior Secured Notes due 2026	400,000	400,000
Total debt before unamortized financing costs	4,059,238	4,161,699
Less-Unamortized financing costs	(19,229)	(25,574)
Total debt after unamortized financing costs	4,040,009	4,136,125
Less-Amounts due within one year (net of unamortized financing costs)	(545,619)	(105,895)
Long-term debt	$3,494,390	$4,030,230

On June  7, 2016, we entered into a  Fifth Amendment (the “Fifth Amendment”) to our credit agreement dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012, May 16, 2013 and August 7, 2014, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders (“Credit Agreement”). The Fifth Amendment increased the size of the term loan A facility by $200 million and those proceeds were utilized to repay outstanding borrowings under the revolving credit facility of the Credit Agreement. The Credit Agreement, as amended, which is scheduled to mature in August, 2019, consists of: (i) an $800 million revolving credit facility ($403 million of borrowings outstanding as of December 31, 2017), and; (ii) a term loan A facility with $1.775 billion of borrowings outstanding as of December 31, 2017.

Borrowings under the Credit Agreement bear interest at either (1) the ABR rate which is defined as the rate per annum equal to, at our election: the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit and term loan-A borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit and term loan-A borrowings. As of December 31, 2017, the applicable margins were 0.50% for ABR-based loans and 1.50% for LIBOR-based loans under the revolving credit and term loan-A facilities.

As of December 31, 2017, we had $403 million of borrowings outstanding pursuant to the terms of our $800 million revolving credit facility and we had $329 million of available borrowing capacity net of $33 million of outstanding letters of credit and $35 million of outstanding borrowings pursuant to a short-term, on-demand credit facility. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is collateralized by certain assets of the Company (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, certain real estate assets and assets held in joint-ventures with third-parties) and our material subsidiaries and guaranteed by our material subsidiaries.

Pursuant to the terms of the Credit Agreement, term loan-A installment payments of approximately $22 million per quarter commenced during the fourth quarter of 2016 and are scheduled through June, 2019.  Previously, approximately $11 million of quarterly installment payments were made from the fourth quarter of 2014 through the third quarter of 2016.

In July, 2017, we amended our accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks to increase the borrowing capacity to $440 million from $400 million previously.  Pursuant to the terms of our Securitization program, on which the scheduled maturity date of December, 2018 remained unchanged, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At December 31, 2017, we had $420 million of outstanding borrowings pursuant to the terms of the Securitization, which are included in current maturities of long-term debt as of that date, and $20 million of available borrowing capacity.

As of December 31, 2017, we had combined aggregate principal of $1.4 billion from the following senior secured notes:

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

The average amounts outstanding during each of years 2017, 2016 and 2015 under the current and prior Credit Agreements, demand notes and accounts receivable securitization programs was $2.6 billion, $2.3 billion and $2.1 billion, respectively, with corresponding interest rates of 2.5%, 2.0% and 1.7%, respectively, including commitment and facility fees. The maximum amounts outstanding at any month-end were $2.7 billion in 2017, $2.7 billion in 2016 and $2.3 billion in 2015. The effective interest rate on our current and prior Credit Agreements, accounts receivable securitization programs, and demand notes, which includes the respective interest expense, commitment and facility fees, designated interest rate swaps expense and amortization of deferred financing costs and original issue discounts, was 2.8% in 2017, 2.6% in 2016 and 2.4% in 2015.

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of December 31, 2017.

At December 31, 2017, the net carrying value and fair value of our debt were each approximately $4.0 billion and $4.1 billion, respectively.  At December 31, 2016, the carrying value and fair value of our debt were each approximately $4.1 billion.  The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

The aggregate scheduled maturities of our total debt outstanding as of December 31, 2017 are as follows:

(000s)
2018	$545,885
2019	2,391,033
2020	1,650
2021	1,696
2022	706,470
Later	412,504
Total maturities before unamortized financing costs	4,059,238
Less-Unamortized financing costs	(19,229)
Total	$4,040,009

5) COMMON STOCK

Dividends

Cash dividends of $0.40 per share ($38.2 million in the aggregate) were declared and paid during 2017, $0.40 per share ($38.9 million in the aggregate) were declared and paid during 2016, and $.40 per share ($39.5 million in the aggregate) were declared and paid during 2015. All classes of our common stock have similar economic rights.

Stock Repurchase Programs

In July, 2014, our Board of Directors authorized a stock repurchase program whereby, from time to time as conditions allow, we may spend up to $400 million to purchase shares of our Class B Common Stock on the open market at prevailing market prices or in negotiated private transactions.  In February, 2016, our Board of Directors authorized a $400 million increase to our stock repurchase program, which then increased the aggregate authorization to $800 million from the previous $400 million mentioned above. In November, 2017, our Board of Directors again authorized an additional $400 million increase in our stock purchase program, which increased the aggregate authorization to $1.2 billion from the previous $800 million authorization approved in 2016 and 2014, as mentioned above. There is no expiration date for our stock repurchase programs.

The following schedule provides information related to our stock repurchase program for each of the three years ended December 31, 2017.  During 2017, 2,960,843 shares ($322.2 million) were repurchased pursuant to the terms of our stock repurchase program, 305,278 shares ($34.2 million in the aggregate) were repurchased in connection with the income tax withholding obligations resulting from the exercise of stock options and the vesting of restricted stock grants and 10,791 shares were repurchased as a result of forfeited restricted shares.  During 2016, 2,512,592 shares ($289.9 million) were repurchased pursuant to the terms of our stock repurchase program, 468,228 shares ($57.0 million in the aggregate) were repurchased in connection with the income tax withholding obligations resulting from the exercise of stock options and the vesting of restricted stock grants and 2,500 shares were repurchased as a result of forfeited restricted shares.  During 2015, 1,326,207 shares ($166.2 million) were repurchased pursuant to the terms of our stock repurchase program and 493,296 shares ($58.0 million in the aggregate) were repurchased in connection with the income tax withholding obligations resulting from the exercise of stock options and the vesting of restricted stock grants.

	Additional dollars authorized for repurchase (in thousands)	Total number of shares purchased (a.)	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Aggregate purchase price paid for shares purchased as part of publicly announced program	Maximum number of dollars that may yet be purchased under the program (in thousands)
Balance as of January 1, 2015									$342,050
2015	$—	1,819,503	—	N/A	1,326,207	$125.34	$224,260	$166,222	$175,828
2016	$400,000	2,983,320	2,500	$0.01	2,512,592	$115.39	$346,890	$289,937	$285,891
2017	$400,000	3,266,121	10,791	$0.01	2,960,843	$108.83	$356,413	$322,231	$363,660
Total for three year period ended December 31, 2017	$800,000	8,068,944	13,291	$0.01	6,799,642	$114.48	$927,563	$778,390

(a.)	Includes 10,791 and 2,500 of restricted shares that were forfeited by former employees pursuant to the terms of our restricted stock purchase plan during 2017 and 2016, respectively.

Stock-based Compensation Plans

At December 31, 2017, we have a number of stock-based employee compensation plans. Pursuant to the FASB’s guidance, we expense the grant-date fair value of stock options and other equity-based compensation pursuant to the straight-line method over the stated vesting period of the award using the Black-Scholes option-pricing model.

Pre-tax compensation costs of $54.3 million during 2017, $45.8 million during 2016 and $38.0 million during 2015 were recognized related to outstanding stock options. In addition, pre-tax compensation costs of $2.5 million during 2017, $2.3 million during 2016 and $2.0 million during 2015 were recognized related to amortization of restricted stock and discounts provided in connection with shares purchased pursuant to our 2005 Employee Stock Purchase Plan.  As of December 31, 2017, there was approximately $98.2 million of unrecognized compensation cost related to unvested stock options and restricted stock which is expected to be recognized over the remaining average vesting period of 2.6 years.

The expense associated with stock-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $56.7 million in 2017, $48.1 million in 2016 and $40.0 million in 2015.

Effective January 1, 2017, we adopted ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which amends the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as income tax expense or benefit in the income statement in the reporting period in which they occur.  For the year ended December 31, 2017, our provision for income taxes and our net income attributable to UHS were each favorably impacted by $22.1 million resulting from our adoption of ASU 2016-09. Additionally, effective with our modified retrospective adoption of ASU 2016-09 on January 1, 2017, excess income tax benefits related to stock based compensation, amounting to $45.2 million during 2016 and $47.4 million during 2015, are reflected as cash inflows from operating activities in our Consolidated Statement of Cash Flows.  Prior to the adoption of ASU 2016-09, excess income tax benefits related to stock based compensation were reflected as cash inflows from financings activities in our Consolidated Statement of Cash Flows.

In 2005, we adopted the 2005 Stock Incentive Plan which was amended in 2008, 2010, 2015 and 2017 (the “Stock Incentive Plan”). An aggregate of 35.6 million shares of Class B Common Stock has been reserved under the Stock Incentive Plan. During 2017, 2016 and 2015, stock options, net of cancellations, of approximately 2.9 million, 2.7 million and 2.7 million, respectively, were granted. The per option weighted-average grant-date fair value of options granted during 2017, 2016 and 2015 was $27.05, $23.80 and $21.37, respectively. Stock options to purchase Class B Common Stock have been granted to our officers, key employees and members of our Board of Directors. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. Options are exercisable ratably over a four-year period beginning one year after the date of the grant. All outstanding options expire five years after the date of the grant. As of December 31, 2017, approximately 7.8 million shares of Class B Common Stock remain available for issuance pursuant to the Stock Incentive Plan.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were derived from averaging the number of options granted during the most recent five-year period. The weighted-average assumptions reflected below were based upon twenty-seven option grants for the five-year period ending December 31, 2017, twenty-seven option grants for the five-year period ending December 31, 2016 and  twenty-five option grants for the five-year period ending December 31, 2015.

Year Ended December 31,	2017	2016	2015
Volatility	28%	31%	33%
Interest rate	1%	1%	1%
Expected life (years)	3.4	3.4	3.4
Forfeiture rate	10%	10%	10%
Dividend yield	0.4%	0.4%	0.4%

The risk-free rate is based on the U.S. Treasury zero coupon four year yield in effect at the time of grant. The expected life of the stock options granted was estimated using the historical behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life. Expected dividend yield is based on our dividend yield at the time of grant.  The forfeiture rate is based upon the actual historical forfeitures utilizing the 5-year term of the option.

The table below summarizes our stock option activity during each of the last three years:

Outstanding Options	Number of Shares	Average Option Price	Range (High-Low)
Balance, January 1, 2015	7,897,451	$57.29	$102.21-$36.95
Granted	3,039,350	$117.70	$142.43-$108.29
Exercised	(2,256,454)	$48.97	$102.21-$36.95
Cancelled	(280,164)	$83.63	$134.70-$36.95
Balance, January 1, 2016	8,400,183	$80.50	$142.43-$36.95
Granted	2,945,550	$118.72	$138.00-$107.39
Exercised	(2,162,850)	$53.02	$117.29-$36.95
Cancelled	(412,750)	$103.01	$130.32-$36.95
Balance, January 1, 2017	8,770,133	$99.06	$142.43-$36.95
Granted	3,061,725	$124.38	$124.56-$110.15
Exercised	(1,734,409)	$64.41	$118.62-$36.95
Cancelled	(457,500)	$118.65	$142.43-$53.38
Balance, December 31, 2017	9,639,949	$112.40	$138.00-$53.38
Outstanding options vested and exercisable as of December 31, 2017	2,869,346	$100.51	$138.00-$53.38

The following table provides information about unvested options for the year December 31, 2017:

	Shares	Weighted Average Grant Date Fair Value
Unvested options as of January 1, 2017	6,695,266	$20.94
Granted	3,061,725	$27.05
Vested	(2,555,013)	$19.21
Cancelled	(431,375)	$24.02
Unvested options as of December 31, 2017	6,770,603	$24.16

The following table provides information regarding all options outstanding at December 31, 2017:

	Options Outstanding	Options Exercisable
Number of options outstanding	9,639,949	2,869,346
Weighted average exercise price	$112.40	$100.51
Aggregate intrinsic value as of December 31, 2017	$65,133,533	$44,588,121
Weighted average remaining contractual life	2.9	2.0

The total in-the-money value of all stock options exercised during the years ended December 31, 2017, 2016 and 2015 were $85.5 million, $149.4 million and $154.1 million, respectively.

The weighted average remaining contractual life for options outstanding and weighted average exercise price per share for exercisable options at December 31, 2017 were as follows:

Exercise Price	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Exercisable Options	Weighted Average Exercise Price Per Share	Expected to Vest Options (a)	Weighted Average Exercise Price Per Share
	Shares			Shares		Shares
$53.38 – $79.79	1,752,085	$76.37	1.1	1,173,671	$75.48	565,589	$78.17
$96.98 – $117.29	2,384,488	117.06	2.2	1,070,813	117.12	1,152,681	117.05
$118.60 – $124.44	2,583,401	118.65	3.2	605,862	118.65	1,549,346	118.65
$124.56 – $138.00	2,919,975	124.69	4.2	19,000	131.62	1,763,506	124.67
Total	9,639,949	$112.40	2.9	2,869,346	$100.51	5,031,122	$118.17

(a)	Assumes a weighted average forfeiture rate of 9.64%.

In addition to the Stock Incentive Plan, we have the following stock incentive and purchase plans: (i) the 2010 Employees’ Restricted Stock Purchase Plan, as amended in 2015, (“2010 Plan”) which allows eligible participants to purchase shares of Class B Common Stock at par value, subject to certain restrictions, and; (ii) a 2005 Employee Stock Purchase Plan which allows eligible employees to purchase shares of Class B Common Stock at a ten percent discount. There were 23,557, 14,146 and 17,789 shares of restricted stock granted pursuant to the 2010 Plan during 2017, 2016 and 2015, respectively, with various ratable vesting periods ranging up to five years from the date of grant. There were 86,693, 75,792 and 68,213 and shares issued pursuant to the Employee Stock Purchase Plan during 2017, 2016 and 2015, respectively.

We have reserved 2.8 million shares of Class B Common Stock for issuance under these various plans (excluding terminated plans and including a reserve reduction during 2015) and have issued approximately 1.5 million shares, net of cancellations, pursuant to the terms of these plans (excluding terminated plans) as of December 31, 2017. As of December 31, 2017, approximately 1.3 million shares of Class B Common Stock remain available for issuance pursuant to these various plans.

At December 31, 2017, 26,069,031 shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock.

6) INCOME TAXES

Components of income tax expense/(benefit) are as follows (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Current
Federal	$352,433	$368,957	$363,734
Foreign	10,625	8,513	3,151
State	37,421	42,166	38,987
	400,479	419,636	405,872
Deferred
Federal	(36,998)	(12,092)	(15,912)
Foreign	24	2,463	5,545
State	192	(820)	(302)
	(36,782)	(10,449)	(10,669)
Total	$363,697	$409,187	$395,203

On December 22, 2017, the President of the United States signed into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “TCJA-17”). The TCJA-17 makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations through the implementation of a territorial tax system; and (5) creating a new limitation on deductible interest expense.  The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant has not obtained, prepared, or analyzed (including computations) all of the information needed in order to complete the accounting for certain income tax effects of the TCJA-17.  To the extent that a company’s accounting for certain income tax effects of the TCJA-17 is incomplete, a reasonable estimate should be recorded as a provisional amount in the financial statements.

We were able to make reasonable estimates of the effects of elements for which our analysis is not yet complete. We recorded the following provisional adjustments:

Reduction of U.S. federal corporate tax rate:  The TCJA-17 reduces the corporate tax rate to 21 percent, effective January 1, 2018.  Deferred income taxes are based on the estimated future tax effects of differences between the financial statement carrying amounts and the tax bases of assets and liabilities under the provisions of the enacted tax laws.  For certain of our deferred tax assets and deferred tax liabilities, we have recorded a provisional decrease of $97 million and $127 million, respectively, with a corresponding net adjustment to deferred tax benefit of $30 million for the year ended December 31, 2017.  While we are able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analyses related to the TCJA-17, including, but not limited to, our calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.

Deemed Repatriation Transition Tax:  The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of our foreign subsidiaries.  To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings.  We are able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation of $11.3 million.  However, we are continuing to gather additional information to more precisely compute the amount of the Transition Tax.

Valuation allowances:  We must assess whether valuation allowance analyses are affected by various aspects of the TCJA-17 (e.g., deemed repatriation of deferred foreign income).  Since, as discussed herein, we have recorded provisional amounts related to certain portions of the TCJA-17, any corresponding determination of the need for a change in valuation allowance is also provisional.

The accounting for the above provisional amounts is expected to be complete when our 2017 U.S. Corporate Income Tax return is filed in 2018.

The TCJA-17 contains two new anti-base erosion tax provisions, (1) the global intangible low-taxed income (“GILTI”) provisions and (2) the base erosion and anti-abuse tax (“BEAT”) provisions:

GILTI:  The GILTI provisions require the inclusion of the earnings of certain foreign subsidiaries in excess of an acceptable rate of return on certain assets of the respective subsidiaries in our U.S. tax return for tax years beginning after December 31, 2017. Due to complexities around the calculation we have not recorded any provisional deferred tax effects related to the GILTI tax and will not make an accounting policy election at this time with respect to GILTI for our consolidated financial statements for the year ended December 31, 2017.

BEAT:  The BEAT provisions limit the deduction for U.S. tax base erosion related payments made by U.S. operations to related foreign affiliates. We do not expect any BEAT tax for our U.S. operations; therefore, we have not recorded any tax expense related to BEAT tax in our consolidated financial statements.

The foreign provision for income taxes is based on foreign pre-tax earnings of $70 million in 2017, $58 million in 2016 and $41 million in 2015. Previously, in 2016 and 2015, we had provided no deferred taxes related to unremitted earnings from foreign subsidiaries. As a result of the mandatory repatriation tax provisions in the TCJA-17, we recorded an accrued tax provision of $11.3 million as of December 31, 2017. Going forward, we anticipate repatriating only previously taxed foreign income subject to the mandatory repatriation tax and any future earnings that would qualify for a full dividend received deduction permitted under the TCJA-17 for distributions after December 31, 2017. At this time, there are no material tax effects related to future cash repatriation of our previously taxed foreign income. As such, we have not recognized a deferred tax liability related to existing undistributed earnings.

Our provision for income taxes for the year ended December 31, 2017 included tax benefits of $22 million related to the adoption of ASU 2016-09, which changes how companies account for certain aspects of share-based payments to employees. Under ASU 2016-09, we no longer record excess tax benefits (when the deductible amount related to the settlement of employee equity awards for tax purposes exceeds the cumulative compensation cost recognized for financial reporting purposes) in equity. Instead, we recognize these tax benefits (and deficiencies, if applicable) as a component of our tax provision. This reporting change is applied prospectively and prior period amounts are not restated (the excess tax benefit for the years ending December 31, 2016 and 2015, related to the settlement of employee equity awards, were $45 million and $47 million, respectively, and were recorded in equity). ASU 2016-09 requires companies to present excess tax benefits as an operating activity on the Consolidated Statement of Cash Flows rather than as a financing activity, as previously required. We have elected to apply the change to the Consolidated Statement of Cash Flows on a modified retrospective basis resulting in a reclassification of the 2016 and 2015 excess income tax benefits related to stock-based compensation from financing activities to operating activities.

A reconciliation between the federal statutory rate and the effective tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	2.2%	2.4%	2.3%
Tax effects of foreign operations	-1.2%	-0.8%	-0.9%
Tax benefit from settlement of employee equity awards	-1.9%	0.0%	0.0%
Enactment of the TCJA-17	-1.7%	0.0%	0.0%
Other items	0.2%	0.2%	0.3%
Impact of income attributable to noncontrolling interests	-0.6%	-1.4%	-2.2%
Effective tax rate	32.0%	35.4%	34.5%

Our effective tax rates were 32.0%, 35.4% and 34.5% for the years ended December 31, 2017, 2016 and 2015, respectively. The decrease in our effective tax rate for the year ended December 31, 2017, as compared to 2016 and 2015, is due to the tax benefit resulting from our January 1, 2017 adoption of ASU 2016-09, the net favorable impact of the enactment of the TCJA-17 as discussed above, and the tax effects of our foreign operations in connection with our acquisition of Cambian Group, PLC's adult services division (acquired in late December, 2016). The increase in our effective tax rate for the year ended December 31, 2016 is primarily impacted by the decrease in net income attributable to noncontrolling interests due to our purchase of the minority ownership interests held by a third-party in our six acute care hospitals located in Las Vegas, Nevada, which is not tax effected in the statement of income. Including the expense related to income attributable to noncontrolling interests, the effective tax rate for the years ended December 31, 2017, 2016 and 2015 were 32.6%, 36.8% and 36.7%, respectively.

Included in “Other current assets” on our Consolidated Balance Sheet are prepaid federal and state income taxes amounting to approximately $5 million and $10 million as of December 31, 2017 and 2016, respectively.

As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018 under the TCJA-17, we revalued our ending deferred tax assets and deferred tax liabilities at December 31, 2017 and we have recorded a provisional decrease of $97 million and $127 million, respectively, with a corresponding net adjustment to deferred tax benefit of $30 million in the consolidated statement of income for the year ended December 31, 2017.  The components of deferred taxes are as follows (amounts in thousands):

	Year Ended December 31,
	2017			2016
	Assets		Liabilities	Assets		Liabilities
Self-insurance reserves	$64,181	$		$85,940	$
Compensation accruals	63,021			83,328
Doubtful accounts and other reserves	20,809			38,017
Other currently non-deductible accrued liabilities	19,759			24,058
Depreciable and amortizable assets			226,389			332,326
State and foreign net operating loss carryforwards and other state and foreign deferred tax assets	76,439			66,639
Net pension liabilities – OCI only	2,825			5,926
Other combined items – OCI only			550	815
Other liabilities			1,824			2,949
	$247,034		$228,763	$304,723		$335,275
Valuation Allowance	(70,227)		0	(56,333)		0
Total deferred income taxes	$176,807		$228,763	$248,390		$335,275

At December 31, 2017, state net operating loss carryforwards (expiring in years 2018 through 2037), and credit carryforwards available to offset future taxable income approximated $1.09 billion representing approximately $70 million in deferred state tax benefit (net of the federal benefit). At December 31, 2017, there were foreign net operating losses and credit carryforwards of approximately $26 million, most of which are carried forward indefinitely, representing approximately $6 million in deferred foreign tax benefit.

A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on available evidence, it is more likely than not that certain of our state tax benefits will not be realized. Therefore, valuation allowances of approximately $66 million and $52 million have been reflected as of December 31, 2017 and 2016, respectively. During 2017, the valuation allowance on these state tax benefits increased by $2 million due to additional net operating losses incurred and by $12 million due to the reduction of the federal benefit due to the change in U.S. corporate income tax rates. In addition, valuation allowances of approximately $4 million have been reflected as of December 31, 2017 and 2016 related to foreign net operating losses and credit carryforwards.

During 2017 and 2016, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were increased less than $1 million due to tax positions taken in the current and prior years.  The balance at each of December 31, 2017 and 2016, if subsequently recognized, that would favorably affect the effective tax rate and the provision for income taxes is approximately $1 million  as of each date.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of December 31, 2017 and 2016, we have accrued interest and penalties of less than $1 million as of each date. The U.S. federal statute of limitations remains open for the 2014 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging for 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

The tabular reconciliation of unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015 is as follows (amounts in thousands).

	As of December 31,
	2017	2016	2015
Balance at January 1,	$1,259	$1,982	$2,402
Additions based on tax positions related to the current year	500	50	50
Additions for tax positions of prior years	47	74	111
Reductions for tax positions of prior years	0	(94)	(524)
Settlements	(710)	(753)	(57)
Balance at December 31,	$1,096	$1,259	$1,982

7) LEASE COMMITMENTS

Three of our hospital facilities are held under operating leases with Universal Health Realty Income Trust with terms expiring in 2021 (see Note 9 for additional disclosure). We also lease the real property of certain facilities (see Item 2. Properties for additional disclosure).

A summary of property under capital lease follows (amounts in thousands):

	As of December 31,
	2017	2016
Land, buildings and equipment	$44,740	$45,768
Less: accumulated amortization	(29,628)	(28,864)
	$15,112	$16,904

Future minimum rental payments under lease commitments with a term of more than one year as of December 31, 2017, are as follows (amounts in thousands):

Year	Capital Leases	Operating Leases
2018	$3,899	$73,310
2019	4,003	63,156
2020	3,345	50,948
2021	3,227	42,167
2022	3,508	24,871
Later years	15,694	147,965
Total minimum rental	$33,676	$402,417
Less: Amount representing interest	(11,891)
Present value of minimum rental commitments	21,785
Less: Current portion of capital lease obligations	(1,837)
Long-term portion of capital lease obligations	$19,948

We assumed no capital lease obligations in 2017 and assumed capital lease obligations of approximately $152,000 in 2016 and $7 million in 2015, in connection with the leases on certain real estate assets.  In the ordinary course of business, our facilities routinely lease equipment pursuant to new lease arrangements that will likely result in future lease and rental expense in excess of amounts indicated above.

8) COMMITMENTS AND CONTINGENCIES

Professional and General Liability, Workers’ Compensation Liability

Effective January, 2017, the vast majority of our subsidiaries are self-insured for professional and general liability exposure up to $5 million and $3 million per occurrence, respectively, subject to certain aggregate limitations.  Prior to January, 2017, the vast majority of our subsidiaries were self-insured for professional and general liability exposure up to $10 million and $3 million per occurrence, respectively. These subsidiaries are provided with several excess policies through commercial insurance carriers which provide for coverage in excess of the applicable per occurrence self-insured retention or underlying policy limits up to $250 million per occurrence and in the aggregate for claims incurred after 2013 and up to $200 million per occurrence and in the aggregate for claims incurred from 2011 through 2013. We remain liable for 10%, up to an annual aggregate limitation of $5 million, of the claims paid pursuant to the commercially insured excess coverage. In addition, from time to time based upon marketplace conditions, we may elect to purchase additional commercial coverage for certain of our facilities or businesses.  Our behavioral health care facilities located in the U.K. have policies through a commercial insurance carrier located in the U.K. that provides for £10 million of professional liability coverage and £25 million of general liability coverage. The coverage for the facilities located in the U.K. acquired in late December, 2016 in connection with our acquisition of the Cambian Group, PLC’s adult services division is similar to the above-mentioned U.K. insurance program.

As of December 31, 2017, the total accrual for our professional and general liability claims was $229 million, of which $54 million was included in current liabilities.  As of December 31, 2016, the total accrual for our professional and general liability claims was $207 million, of which $48 million was included in current liabilities. During 2017, based upon a reserve analysis of our estimated future claims payments, we recorded an increase to our professional and general liability self-insurance reserves (relating to prior years) of $15 million. Our consolidated results of operations during 2016 and 2015 were not materially impacted by adjustments to our prior year reserves for professional and general liability claims.

As of December 31, 2017, the total accrual for our workers’ compensation liability claims was $70 million, of which $35 million is included in current liabilities.  As of December 31, 2016, the total accrual for our workers’ compensation liability claims was $67 million, of which $33 million is included in current liabilities. Our consolidated results of operations during 2017, 2016 and 2015 were not materially impacted by adjustments to our prior year reserves for workers’ compensation claims.

Below is a schedule showing the changes in our general and professional liability and workers’ compensation reserves during the three years ended December 31, 2017 (amount in thousands):

	General and
	Professional	Workers’
	Liability	Compensation	Total
Balance at January 1, 2015	$192,904	$66,814	$259,718
Plus: Accrued insurance expense, net of commercial premiums paid	58,460	32,435	90,895
Less: Payments made in settlement of self-insured claims	(47,391)	(31,746)	(79,137)
Balance at January 1, 2016	203,973	67,503	271,476
Liabilities assumed in acquisition	0	661	661
Plus: Accrued insurance expense, net of commercial premiums paid	54,671	29,967	84,638
Less: Payments made in settlement of self-insured claims	(51,185)	(30,775)	(81,960)
Balance at January 1, 2017	207,459	67,356	274,815
Plus: Accrued insurance expense, net of commercial premiums paid	65,049	37,546	102,595
Less: Payments made in settlement of self-insured claims	(43,817)	(35,371)	(79,188)
Balance at December 31, 2017	$228,691	$69,531	$298,222

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

Other Contractual Commitments:

In addition to our long-term debt obligations as discussed in Note 4 - Long-Term Debt and our operating lease obligations as discussed in Note 7 - Lease Commitments, we have various other contractual commitments outstanding as of December 31, 2017 as follows: (i) other combined estimated future purchase obligations of $315 million related to a long-term contract with third-parties consisting primarily of certain revenue cycle data processing services for our acute care facilities ($73 million), expected future costs to be paid to a third-party vendor in connection with the ongoing operation of an electronic health records application and purchase implementation of a revenue cycle and other applications for our acute care facilities ($240 million) and estimated minimum liabilities for physician commitments expected to be paid in the future ($2 million); (ii) estimated construction commitment of $30 million representing our share of the construction costs of two new behavioral health care facilities located in Pennsylvania and Washington that we are required to build pursuant to joint-venture agreements with third-parties; (iii) combined estimated future payments of $206 million related to our non-contributory, defined benefit pension plan ($188 million consisting of estimated payments through 2089) and other retirement plan liabilities ($18 million), and; (iv) accrued and unpaid estimated claims expense incurred in connection with our commercial health insurers and self-insured employee benefit plans ($86 million).

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

In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration (“AHCA”) subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the Medicare suspension remains in effect. In June 2017, AHCA advised that while they were maintaining the suspension for dual eligible and cross-over Medicare beneficiaries, the Medicaid payment suspension was lifted effective June 27, 2017. We cannot predict if and/or when the facility’s remaining suspended payments will resume in total. From inception through December 31, 2017, the aggregate funds withheld from us in connection with the River Point Behavioral Health payment suspension amounted to approximately $10 million. Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during 2017, 2016 or 2015, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

The DOJ has advised us that the civil aspect of the coordinated investigation referenced above is a False Claims Act investigation focused on billings submitted to government payers in relation to services provided at those facilities. Based upon our initial discussions with the DOJ, our financial statements as of December 31, 2017 include a $22 million reserve established in connection with the civil aspects of these matters. However, changes in the reserve may be required in future periods as discussions continue and additional information becomes available. We cannot predict the ultimate resolution of these matters and therefore can provide no assurance that final amounts paid in settlement or otherwise, if any, or associated costs, will not differ materially from our established reserve.

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

Shareholder Class Action

In December 2016 a purported shareholder class action lawsuit was filed in U.S. District Court for the Central District of California against UHS, and certain UHS officers alleging violations of the federal securities laws.  Plaintiff alleges that defendants violated federal securities laws relating to the disclosures made in public filings associated with practices at our behavioral health facilities.  The case was originally filed as Heed v. Universal Health Services, Inc. et. al. (Case No. 2:16-CV-09499-PSG-JC). The court subsequently appointed Teamsters Local 456 Pension Fund and Teamsters Local 456 Annuity Fund to serve as lead plaintiffs.  The case has been transferred to the U.S. District Court for the Eastern District of Pennsylvania and the style of the case has been changed to Teamsters Local 456 Pension Fund, et. al. v. Universal Health Services, Inc. et. al. (Case No. 2:17-CV-02817-LS). In September, 2017, Teamsters Local 456 Pension Fund filed an amended complaint. In December 2017, we filed a motion to dismiss the amended complaint. We deny liability and intend to defend ourselves vigorously. At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

Shareholder Derivative Cases

In March 2017, a shareholder derivative suit was filed by plaintiff David Heed in the Court of Common Pleas of Philadelphia County. A notice of removal to the United States District Court for the Eastern District of Pennsylvania was filed (Case No. 2:17-cv-01476-LS). Plaintiff filed a motion to remand. In December 2017, the Court denied plaintiff’s motion to remand and has retained the case in federal court. The suit alleges breaches of fiduciary duties and other allegedly wrongful conduct by the members of the Board of Directors and certain officers of Universal Health Services, Inc. relating to practices at our behavioral health facilities. UHS has been named as a nominal defendant in the case.  In May, June and July 2017, additional shareholder derivative suits were filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in those cases are: Central Laborers’ Pension Fund (Case No. 17-cv-02187-LS); Firemen’s Retirement System of St. Louis (Case No. 17—cv-02317-LS); Waterford Township Police & Fire Retirement System (Case No. 17-cv-02595-LS); and Amalgamated Bank Longview Funds (Case No. 17-cv-03404-LS). The Fireman’s Retirement System case has since been voluntarily dismissed. In addition, a shareholder derivative case was filed in Chancery Court in Delaware by the Delaware County Employees’ Retirement Fund (Case No. 2017-0475-JTL). In December 2017, the Chancery Court stayed this case pending resolution of other contemporaneous matters. These additional cases make substantially similar allegations and claims based upon alleged violations of federal securities laws as well common law causes of action against the individual defendants. All of these additional cases have also named all members of the UHS Board of Directors as well as certain officers of the Company.  The defendants deny liability and intend to defend these cases vigorously.  At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with these matters.

Chowdary v. Universal Health Services, Inc., et. al.

This is a lawsuit filed in 1999 in state court in Hidalgo County, Texas by a physician and his professional associations alleging tortious interference with contractual relationships and retaliation against McAllen Medical Center in McAllen, Texas as well as Universal Health Services, Inc. The state court has entered a summary judgment order awarding plaintiff $3.85 million in damages.  With prejudgment interest, the total amount of the order amounts to approximately $9 million, for which a reserve is included in our financial statements as of December 31, 2017. A trial on punitive damages, emotional distress and attorneys’ fees remains to be conducted if the summary judgment order is not vacated.  The case has been removed to federal court. Plaintiffs filed a motion to remand. In February 2018, the federal court denied plaintiffs’ motion to remand and retained the case in federal court. Plaintiffs have filed a writ of mandamus with the 5th Circuit Court of Appeals seeking to overturn the federal court’s decision denying remand. We have filed a motion for reconsideration of state court’s summary judgment order in the federal court proceeding.

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

9) RELATIONSHIP WITH UNIVERSAL HEALTH REALTY INCOME TRUST AND OTHER RELATED PARTY TRANSACTIONS

Relationship with Universal Health Realty Income Trust:

At December 31, 2017, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In December, 2017, the advisory agreement was renewed by the Trust for 2018 pursuant to the same terms in place during each of the last three years.  During 2017, 2016 and 2015, the advisory fee was computed at 0.70% of the Trust’s average invested real estate assets. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $3.6 million during 2017, $3.3 million during 2016 and $2.8 million during 2015.

Our pre-tax share of income from the Trust was $2.6 million during 2017, $1.0 million during 2016 and $1.4 million during 2015, and is included in net revenues in the accompanying consolidated statements of income for each year. Included in our share of the Trust’s income was approximately $1.7 million in 2017 related to our share of a gain recorded resulting from a property transaction, as well as insurance proceeds in excess of damaged Trust property. During 2015, our share of the Trust’s income included $500,000 related to our share of a gain on an exchange transaction recorded by the Trust. We received dividends from the Trust amounting to $2.1 million during 2017 and $2.0 million during each of 2016 and 2015.

The carrying value of our investment in the Trust was $8.2 million and $7.7 million at December 31, 2017 and 2016, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $59.2 million at December 31, 2017 and $51.7 million at December 31, 2016, based on the closing price of the Trust’s stock on the respective dates.

The Trust commenced operations in 1986 by purchasing certain hospital properties from us and immediately leasing the properties back to our respective subsidiaries. Most of the leases were entered into at the time the Trust commenced operations and provided for initial terms of 13 to 15 years with up to six additional 5-year renewal terms. Each hospital lease also provided for additional or bonus rental, as discussed below. The base rents are paid monthly and the bonus rents are computed and paid on a quarterly basis, based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. The leases with those subsidiaries are unconditionally guaranteed by us and are cross-defaulted with one another.

Total rent expense under the operating leases on the three hospital facilities with the Trust during 2017, 2016 and 2015 was $16.0 million, $15.9 million, and $15.6 million, respectively. Pursuant to the terms of the three hospital leases with the Trust, we have the option to renew the leases at the lease terms described above by providing notice to the Trust at least 90 days prior to the termination of the then current term. We also have the right to purchase the respective leased hospitals at the end of the lease terms or any renewal terms at their appraised fair market value as well as purchase any or all of the three leased hospital properties at the appraised fair market value upon one month’s notice should a change of control of the Trust occur.  In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

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

In addition, certain of our subsidiaries are tenants in various medical office buildings and two free-standing emergency departments (“FEDs”) owned by the Trust or by limited liability companies in which the Trust holds 95% to 100% of the ownership interest.  During the first quarter of 2015, wholly-owned subsidiaries of ours sold to and leased back from the Trust, two newly constructed FEDs located in Texas which were completed and opened during the first quarter of 2015. In conjunction with these transactions, ten-year lease agreements with six, five-year renewal options have been executed with the Trust. We have the option to purchase the properties upon the expiration of the fixed terms and each five-year renewal terms at the fair market value of the property. The aggregate construction cost/sales proceeds of these facilities was approximately $13 million, and the aggregate rent expense paid to the Trust at the commencement of the leases was approximately $900,000 annually.

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of our chief executive officer (“CEO”) and his wife. As a result of these agreements, as amended in October, 2016, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $28 million in premiums, and certain trusts owned by our CEO, would pay approximately $9 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than approximately $37 million representing the $28 million of aggregate premiums paid by us as well as the $9 million of aggregate premiums paid by the trusts. In connection with these policies, we paid approximately $1.2 million and $1.3 million in premium payments during 2017 and 2016.

In August, 2015, Marc D. Miller, our President and member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance.  During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO. Also in connection with this GPO agreement, we received shares of restricted stock of Premier which vest ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO.  We have elected to retain a portion of the previously vested shares of Premier, the market value of which is included in other assets on our consolidated balance sheet.  Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier on which the restrictions have lapsed was $33 million as of December 31, 2017 and $23 million as of December 31, 2016. See Note 1 to the Consolidated Financial Statements-Business and Summary of Significant Accounting Policies, V) GPO Agreement/Minority Ownership Interest for additional disclosure related to this agreement.

In January, 2018, our Board of Directors elected a new member to fill a vacancy created by the retirement of another member. The retired Director was a member of the Executive Committee and Finance Committee of our Board of Directors, was Of Counsel to Norton Rose Fulbright US LLP, and was also the trustee of certain trusts for the benefit of our Chief Executive Officer (“CEO”) and his family.  The newly elected Director, who is a Partner in Norton Rose Fulbright US LLP, will serve as a member of the Executive Committee and Finance Committee and acts as a trustee of certain trusts for the benefit of our CEO and his family. We engage Norton Rose Fulbright US LLP for a variety of legal services and the law firm also provides personal legal services to our CEO.

10) PENSION PLAN

We maintain contributory and non-contributory retirement plans for eligible employees. Our contributions to the contributory plan amounted to $50.1 million, $45.7 million and $40.7 million in 2017, 2016 and 2015, respectively. The non-contributory plan is a defined benefit pension plan which covers employees of one of our subsidiaries. The benefits are based on years of service and the employee’s highest compensation for any five years of employment. Our funding policy is to contribute annually at least the minimum amount that should be funded in accordance with the provisions of ERISA.

For defined benefit pension plans, the benefit obligation is the “projected benefit obligation”, the actuarial present value, as of December 31 measurement date, of all benefits attributed by the pension benefit formula to employee service rendered to that date.  The amount of benefit to be paid depends on a number of future events incorporated into the pension benefit formula, including estimates of the average life of employees/survivors and average years of service rendered.  It is measured based on assumptions concerning future interest rates and future compensation levels. The following table shows the reconciliation of the defined benefit pension plan as of December 31, 2017 and 2016:

	2017	2016
	(000s)
Change in plan assets:
Fair value of plan assets at beginning of year	$109,677	$106,839
Actual return (loss) on plan assets	15,533	8,858
Benefits paid	(5,846)	(5,651)
Administrative expenses	(697)	(369)
Fair value of plan assets at end of year	$118,667	$109,677
Change in benefit obligation:
Benefit obligation at beginning of year	$110,949	$118,180
Service cost	721	926
Interest cost	4,465	4,997
Benefits paid	(5,846)	(5,651)
Actuarial (gain) loss	5,767	(7,503)
Benefit obligation at end of year	$116,056	$110,949
Amounts recognized in the Consolidated Balance Sheet:
Other non-current assets	2,611
Other non-current liabilities		1,272
Total amounts recognized at end of year	$2,611	$1,272

	2017	2016	2015
	(000s)
Components of net periodic cost (benefit)
Service cost	$721	$926	$1,051
Interest cost	4,465	4,997	4,912
Expected return on plan assets	(5,862)	(5,708)	(6,254)
Amortization of actuarial loss	863	3,072	3,164
Net periodic cost	$187	$3,287	$2,873

	2017	2016
Measurement Dates
Benefit obligations	12/31/2017	12/31/2016
Fair value of plan assets	12/31/2017	12/31/2016

	2017	2016
Weighted average assumptions as of December 31
Discount rate	3.60%	4.14%
Rate of compensation increase	4.00%	4.00%

	2017	2016	2015
Weighted-average assumptions for net periodic benefit cost calculations
Discount rate	4.14%	4.34%	3.95%
Expected long-term rate of return on plan assets	5.50%	5.50%	5.50%
Rate of compensation increase	4.00%	4.00%	4.00%

The accumulated benefit obligation for our pension plan represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels.  The accumulated benefit obligation for our plan was $115.9 million and $110.6 million as of December 31, 2017 and 2016, respectively. As of December 31, 2017, the fair value of plan assets exceed the accumulated benefit obligation by $2.7 million. As of December 31, 2016, the accumulated benefit obligation exceeded the fair value of plan assets by $0.9 million.

We estimate that there will be no net loss or prior service cost amortized from accumulated other comprehensive income during 2018.

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

The market values of our pension plan assets at December 31, 2017 and December 31, 2016, reported using net asset value as a practical expedient, by asset category are as follows:

	2017	2016
Equities:
U.S. Large Cap	$9,393	$8,547
U.S. Mid Cap	2,937	2,651
U.S. Small Cap	3,005	2,669
International Developed	7,213	6,534
Emerging Markets	4,792	4,360
Fixed income:
Core Fixed Income	25,915	23,719
Long Duration Fixed Income	62,522	58,312
Real Estate:
REIT Fund	2,370	2,216
Cash/Currency:
Cash Equivalents	520	669
Total market value	$118,667	$109,677

To develop the expected long-term rate of return on plan assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

The following table shows expected benefit payments for the years ended December 31, 2018 through 2027 for our defined pension plan. There will be benefit payments under this plan beyond 2027.

Estimated Future Benefit Payments (000s)
2018	$6,376
2019	6,578
2020	6,705
2021	6,789
2022	6,841
2023-2027	34,230
Total	$67,519

	2017	2016
Plan Assets
Asset Category
Equity securities	23%	23%
Fixed income securities	75%	75%
Other	2%	2%
Total	100%	100%

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

	As of 12/31/2017	Permitted Range
Total Equity	23%	10-30%
Total Fixed Income	75%	70-90%
Other	2%	0-10%

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

11) SEGMENT REPORTING

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including, but not limited to, information technology, purchasing, reimbursement, accounting and finance, taxation, legal, advertising and design and construction. The chief operating decision making group for our acute care services and behavioral health care services is comprised of our Chief Executive Officer, the President and the Presidents of each operating segment. The Presidents for each operating segment also manage the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in this Annual Report on Form 10-K for the year ended December 31, 2017. The corporate overhead allocations, as reflected below, are utilized for internal reporting purposes and are comprised of each period’s projected corporate-level operating expenses (excluding interest expense). The overhead expenses are captured and allocated directly to each segment, to the extent possible, based upon each segment’s respective percentage of total operating expenses.

2017	Acute Care Hospital Services	Behavioral Health Services (a.)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$21,888,207	$8,949,984	$—	$30,838,191
Gross outpatient revenues	$13,115,881	$993,409	$—	$14,109,290
Total net revenues	$5,484,683	$4,906,719	$18,463	$10,409,865
Income (loss) before allocation of corporate overhead and income taxes	$641,857	$968,974	$(475,822)	$1,135,009
Allocation of corporate overhead	$(182,713)	$(158,735)	$341,448	$0
Income (loss) after allocation of corporate overhead and before income taxes	$459,144	$810,239	$(134,374)	$1,135,009
Total assets	$3,849,214	$6,648,818	$263,796	$10,761,828

2016	Acute Care Hospital Services	Behavioral Health Services (a.)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$19,042,627	$8,017,585	$—	$27,060,212
Gross outpatient revenues	$11,374,098	$902,102	$—	$12,276,200
Total net revenues	$5,112,950	$4,645,007	$8,253	$9,766,210
Income (loss) before allocation of corporate overhead and income taxes	$557,472	$1,030,734	$(431,848)	$1,156,358
Allocation of corporate overhead	$(170,767)	$(154,843)	$325,610	$0
Income (loss) after allocation of corporate overhead and before income taxes	$386,705	$875,891	$(106,238)	$1,156,358
Total assets	$3,723,075	$6,440,195	$154,532	$10,317,802

2015	Acute Care Hospital Services	Behavioral Health Services (a.)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$16,847,944	$7,456,397	$—	$24,304,341
Gross outpatient revenues	$9,604,952	$839,884	$15,794	$10,460,630
Total net revenues	$4,632,564	$4,400,335	$10,552	$9,043,451
Income (loss) before allocation of corporate overhead and income taxes	$519,630	$1,021,823	$(395,552)	$1,145,901
Allocation of corporate overhead	$(197,699)	$(117,203)	$314,902	$0
Income (loss) after allocation of corporate overhead and before income taxes	$321,931	$904,620	$(80,650)	$1,145,901
Total assets	$3,413,879	$5,867,088	$334,477	$9,615,444

(a.)

Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $429 million in 2017, $241 million in 2016 and $203 million in 2015.  Total assets at our U.K. behavioral health care facilities were approximately $1.098 billion as of December 31, 2017, $965 million as of December 31, 2016 and $521 million as of December 31, 2015.

12) QUARTERLY RESULTS (unaudited)

The following tables summarize the quarterly financial data for the two years ended December 31, 2017 and 2016:

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Net revenues	$2,612,858	$2,612,356	$2,541,864	$2,642,787	$10,409,865
Net income	$210,527	$190,388	$145,362	$225,035	$771,312
Less: Net income attributable to noncontrolling interests	$4,472	$4,994	$4,117	$5,426	$19,009
Net income attributable to UHS	$206,055	$185,394	$141,245	$219,609	$752,303
Earnings per share attributable to UHS-Basic:
Total basic earnings per share	$2.13	$1.93	$1.48	$2.32	$7.86
Earnings per share attributable to UHS-Diluted:
Total diluted earnings per share	$2.12	$1.91	$1.47	$2.31	$7.81

The 2017 quarterly financial data presented above includes the following:

First Quarter:

•	an unfavorable $8.1 million pre-tax impact ($5.1 million, or $.05 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications;
•

a favorable after-tax impact of $6.8 million, or $.07 per diluted share, resulting from our January 1, 2017 adoption of ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”).

Second Quarter:

•	an unfavorable $6.4 million pre-tax impact ($4.0 million, or $.04 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications;
•	a favorable after-tax impact of $1.4 million, or $.01 per diluted share, resulting from our January 1, 2017 adoption of ASU 2016-09.

Third Quarter:

•	an unfavorable $4.2 million pre-tax impact ($2.6 million, or $.03 per diluted share, net of taxes) recorded in connection with the implementation of EHR application;
•	a favorable after-tax impact of $487,000, or $.01 per diluted share, resulting from our January 1, 2017 adoption of ASU 2016-09.

Fourth Quarter:

•	an unfavorable $3.6 million pre-tax impact ($2.3 million, or $.03 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications;
•	a favorable after-tax impact of $13.5 million, or $.14 per diluted share, resulting from our January 1, 2017 adoption of ASU 2016-09;
•

a favorable after-tax impact of $30.0 million, or $.32 per diluted share, resulting from a reduction in our net deferred income tax liability resulting from lower federal income tax rates beginning January 1, 2018 pursuant to the Tax Cuts and Jobs Act of 2017;

•

an unfavorable after-tax impact of $11.3 million, or $.12 per diluted share, resulting from the one-time repatriation tax incurred pursuant to the Tax Cuts and Jobs Act of 2017 (in connection with our behavioral health care facilities located in the U.K. and Puerto Rico).

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Net revenues	$2,449,798	$2,430,855	$2,409,872	$2,475,685	$9,766,210
Net income	$215,719	$195,449	$157,265	$178,738	$747,171
Less: Net income attributable to noncontrolling interests	$24,960	$9,872	$5,400	$4,530	$44,762
Net income attributable to UHS	$190,759	$185,577	$151,865	$174,208	$702,409
Earnings per share attributable to UHS-Basic:
Total basic earnings per share	$1.95	$1.91	$1.56	$1.80	$7.22
Earnings per share attributable to UHS-Diluted:
Total diluted earnings per share	$1.93	$1.89	$1.54	$1.78	$7.14

The 2016 quarterly financial data presented above includes the following:

First Quarter:

•	an unfavorable $8.3 million pre-tax impact ($5.2 million, or $.05 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications;

Second Quarter:

•	an unfavorable $8.7 million pre-tax impact ($5.5 million, or $.05 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications.

Third Quarter:

•	an unfavorable $8.5 million pre-tax impact ($5.3 million, or $.06 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications.

Fourth Quarter:

•	an unfavorable $2.8 million pre-tax impact ($1.8 million, or $.02 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at	Charges to		Write-off of	Balance
	beginning	costs and	Acquisitions	uncollectible	at end
Allowance for Doubtful Accounts Receivable:	of period	expenses	of business	accounts	of period
Year ended December 31, 2017	$410,374	$869,077	$-	$(799,162)	$480,289
Year ended December 31, 2016	$398,797	$741,578	$-	$(730,001)	$410,374
Year ended December 31, 2015	$324,648	$741,273	$-	$(667,124)	$398,797

	Balance at	Charges to			Balance
	beginning	costs and	Acquisitions		at end
Valuation Allowance for Deferred Tax Assets:	of period	expenses	of business	Write-offs	of period
Year ended December 31, 2017	$56,333	$13,894	$-	$-	$70,227
Year ended December 31, 2016	$52,567	$3,766	$-	$-	$56,333
Year ended December 31, 2015	$52,764	$(197)	$-	$-	$52,567