Form 10-Q
period 2018-03-31
UNIVERSAL HEALTH SERVICES INC
filed 2018-05-09
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of April 30, 2018:

Class A	6,577,100
Class B	87,149,150
Class C	661,688
Class D	18,673

UNIVERSAL HEALTH SERVICES, INC.

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2018. This Report modifies and supersedes documents filed prior to this Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Report.

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

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2018	2017
Net revenues before provision for doubtful accounts		$2,825,472
Less: Provision for doubtful accounts		212,614
Net revenues	$2,687,516	2,612,858
Operating charges:
Salaries, wages and benefits	1,300,148	1,237,964
Other operating expenses	620,819	607,360
Supplies expense	292,929	277,614
Depreciation and amortization	113,103	110,798
Lease and rental expense	26,703	25,189
	2,353,702	2,258,925
Income from operations	333,814	353,933
Interest expense, net	37,576	35,507
Income before income taxes	296,238	318,426
Provision for income taxes	67,569	107,899
Net income	228,669	210,527
Less: Net income attributable to noncontrolling interests	4,837	4,472
Net income attributable to UHS	$223,832	$206,055

Basic earnings per share attributable to UHS	$2.37	$2.13
Diluted earnings per share attributable to UHS	$2.36	$2.12

Weighted average number of common shares - basic	94,226	96,585
Add: Other share equivalents	457	787
Weighted average number of common shares and equivalents - diluted	94,683	97,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended March 31,
	2018	2017
Net income	$228,669	$210,527
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	2,124	3,066
Foreign currency translation adjustment	(4,341)	7,236
Other	2,367	1,094
Other comprehensive income before tax	150	11,396
Income tax expense related to items of other comprehensive income	1,077	1,551
Total other comprehensive income (loss), net of tax	(927)	9,845
Comprehensive income	227,742	220,372
Less: Comprehensive income attributable to noncontrolling interests	4,837	4,472
Comprehensive income attributable to UHS	$222,905	$215,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$73,053	$74,423
Accounts receivable, net	1,569,803	1,500,898
Supplies	137,246	136,177
Other current assets	104,624	86,504
Total current assets	1,884,726	1,798,002

Property and equipment	8,144,555	7,921,126
Less: accumulated depreciation	(3,444,003)	(3,349,289)
	4,700,552	4,571,837
Other assets:
Goodwill	3,843,126	3,825,157
Deferred charges	8,882	9,787
Deferred income taxes	3,072	3,007
Other	583,159	554,038
Total Assets	$11,023,517	$10,761,828

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$126,248	$545,619
Accounts payable and accrued liabilities	1,366,333	1,284,081
Federal and state taxes	86,996	18,334
Total current liabilities	1,579,577	1,848,034

Other noncurrent liabilities	311,900	306,304
Long-term debt	3,795,087	3,494,390
Deferred income taxes	44,850	54,962

Redeemable noncontrolling interests	6,081	6,702

Equity:
UHS common stockholders’ equity	5,215,646	4,989,514
Noncontrolling interest	70,376	61,922
Total equity	5,286,022	5,051,436
Total Liabilities and Stockholders’ Equity	$11,023,517	$10,761,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Three months ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$228,669	$210,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	113,134	110,798
Stock-based compensation expense	19,700	15,348
Gain on sale of assets and businesses	(703)	0
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(72,526)	(5,362)
Accrued interest	(6,209)	(6,123)
Accrued and deferred income taxes	61,674	102,269
Other working capital accounts	59,032	66,877
Other assets and deferred charges	(5,438)	(7,654)
Other	(37,642)	(229)
Accrued insurance expense, net of commercial premiums paid	23,125	22,007
Payments made in settlement of self-insurance claims	(18,765)	(25,349)
Net cash provided by operating activities	364,051	483,109

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(189,041)	(144,338)
Acquisition of property and businesses	(20,931)	(17,832)
Proceeds received from sales of assets and businesses	839	0
Costs incurred for purchase and implementation of information technology application	(8,570)	(9,456)
Decrease (increase) in capital reserves of commercial insurance subsidiary	100	(3,000)
Investment in, and advances to, joint venture	(8,675)	0
Net cash used in investing activities	(226,278)	(174,626)

Cash Flows from Financing Activities:
Reduction of long-term debt	(140,676)	(260,633)
Additional borrowings	20,500	21,600
Repurchase of common shares	(9,441)	(29,167)
Dividends paid	(9,422)	(9,662)
Issuance of common stock	2,545	2,540
Profit distributions to noncontrolling interests	(4,217)	(4,118)
Net cash used in financing activities	(140,711)	(279,440)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,857	285

(Decrease) increase in cash, cash equivalents and restricted cash	(1,081)	29,328
Cash, cash equivalents and restricted cash, beginning of period	167,297	121,950
Cash, cash equivalents and restricted cash, end of period	$166,216	$151,278

Supplemental Disclosures of Cash Flow Information:
Interest paid	$41,539	$39,404
Income taxes paid, net of refunds	$2,749	$5,253
Noncash purchases of property and equipment	$84,708	$56,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended March 31, 2018. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

The condensed consolidated interim financial statements include the accounts of our majority-owned subsidiaries and partnerships and limited liability companies controlled by us, or our subsidiaries, as managing general partner or managing member. The condensed consolidated interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments (consisting only of normal recurring adjustments) which, in our opinion, are necessary to fairly state results for the interim periods. Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, significant accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At March 31, 2018, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.  We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $900,000 during each of the three-month periods ended March 31, 2018 and 2017.

Our pre-tax share of income from the Trust was approximately $284,000 and $1.8 million during the three-month periods ended March 31, 2018 and 2017, respectively.  Included in our share of the Trust’s income for the three months ended March 31, 2017, is our share of a gain realized by the Trust in connection with the divestiture of property that was completed during the first quarter of 2017.  The carrying value of this investment was approximately $8.5 million and $8.2 million at March 31, 2018 and December 31, 2017, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $47.3 million at March 31, 2018 and $59.2 million at December 31, 2017, based on the closing price of the Trust’s stock on the respective dates.

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

Total rent expense under the operating leases on the three hospital facilities reflected in the table below was approximately $4 million during each of the three months ended March 31, 2018 and 2017. Pursuant to the terms of the three hospital leases with the Trust, we have the option to renew the leases at the lease terms described above by providing notice to the Trust at least 90 days prior to the termination of the then current term. We also have the right to purchase the respective leased hospitals at the end of the lease terms or any renewal terms at their appraised fair market value as well as purchase any or all of the three leased hospital properties at the appraised fair market value upon one month’s notice should a change of control of the Trust occur. In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

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

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of Alan B. Miller (our chief executive officer) and his wife. As a result of these agreements, as amended in October, 2016, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $28 million in premiums, and certain trusts owned by our chief executive officer (“CEO”), would pay approximately $9 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than approximately $37 million representing the $28 million of aggregate premiums paid by us as well as the $9 million of aggregate premiums paid by the trusts. In connection with these policies, we will pay/we paid approximately $1.1 million and $1.2 million in premium payments during each of 2018 and 2017, respectively.

In August, 2015, Marc D. Miller, our President and member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance.  During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO. Also in connection with this GPO agreement, we received shares of restricted stock of Premier which vest ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO.  We have elected to retain a portion of the previously vested shares of Premier, the market value of which is included in other assets on our consolidated balance sheet.  Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier on which the restrictions have lapsed was $35 million as of March 31, 2018 and $33 million as of December 31, 2017.

A member of our Board of Directors and member of the Executive Committee and Finance Committee is a Partner in Norton Rose Fulbright US LLP, a law firm engaged by us for a variety of legal services. This Board member also provides personal legal services to our CEO and acts as trustee of certain trusts for the benefit of our CEO and his family.

(3) Other Noncurrent liabilities and Redeemable/Noncontrolling Interests

Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves, pension and deferred compensation liabilities, and liabilities incurred in connection with split-dollar life insurance agreements on the lives of our chief executive officer and his wife.

As of March 31, 2018, outside owners held noncontrolling, minority ownership interests of: (i) 20% in an acute care facility located in Washington, D.C.; (ii) approximately 11% in an acute care facility located in Texas; (iii) 20% and 30% in two behavioral health care facilities located in Pennsylvania and Ohio, respectively; (iv) approximately 5% in an acute care facility located in Nevada, and; (v) approximately 20% in an under-construction behavioral health care facility located in Spokane, Washington with an expected October 2018 opening. The noncontrolling interest and redeemable noncontrolling interest balances of $70 million and $6 million, respectively, as of March 31, 2018, consist primarily of the third-party ownership interests in these hospitals.

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

(4) Treasury

Debt:

On June 7, 2016, we entered into a  Fifth Amendment (the “Fifth Amendment”) to our credit agreement dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012, May 16, 2013 and August 7, 2014, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders (“Credit Agreement”). The Fifth Amendment increased the size of the term loan A facility by $200 million and those proceeds were utilized to repay outstanding borrowings under the revolving credit facility of the Credit Agreement. The Credit Agreement, as amended, which is scheduled to mature in August, 2019, consists of: (i) an $800 million revolving credit facility ($285 million of borrowings outstanding as of March 31, 2018), and; (ii) a term loan A facility with $1.753 billion of borrowings outstanding as of March 31, 2018.

Borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit and term loan-A borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit and term loan-A borrowings. As of March 31, 2018, the applicable margins were 0.50% for ABR-based loans and 1.50% for LIBOR-based loans under the revolving credit and term loan-A facilities.

As of March 31, 2018, we had $285 million of borrowings outstanding pursuant to the terms of our $800 million revolving credit facility and we had $446 million of available borrowing capacity net of $34 million of outstanding letters of credit and $35 million of outstanding borrowings pursuant to a short-term, on demand-credit facility. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, certain real estate assets and assets held in joint-ventures with third-parties) and our material subsidiaries and guaranteed by our material subsidiaries.

Pursuant to the terms of the Credit Agreement, term loan-A quarterly installment payments of approximately $22 million commenced during the fourth quarter of 2016 and are scheduled through June, 2019.  Previously, approximately $11 million of quarterly installment payments were made from the fourth quarter of 2014 through the third quarter of 2016.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of March 31, 2018.

In late April, 2018, we entered into the sixth amendment to our accounts receivable securitization program (“Securitization”), dated as of October 27, 2010 with a group of conduit lenders, liquidity banks, and PNC Bank, National Association, as administrative agent, which provides for borrowings outstanding from time to time by certain of our subsidiaries in exchange for undivided security interests in their respective accounts receivable. The sixth amendment, among other things, extended the term of the Securitization program through April 26, 2021 and increased the borrowing capacity to $450 million (from $440 million previously). Although the program fee and certain other fees were adjusted in connection with the sixth amendment, substantially all other provisions of the Securitization program remained unchanged.  Pursuant to the terms of our Securitization program, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At March 31, 2018, we had $440 million of outstanding borrowings pursuant to the terms of the Securitization and no available borrowing capacity, before giving effect to the $10 million increase in borrowing capacity effective in April, 2018 pursuant to the terms of the sixth amendment.

As of March 31, 2018, we had combined aggregate principal of $1.4 billion from the following senior secured notes:

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

At March 31, 2018, the carrying value and fair value of our debt were each approximately $3.9 billion.  At December 31, 2017, the carrying value and fair value of our debt were approximately $4.0 billion and $4.1 billion, respectively.  The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during the first three months of 2018 and the full year of 2017 and determined the hedges to be highly effective. We also determined that any portion of the hedges deemed to be ineffective was de minimis and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. We do not anticipate nonperformance by our counterparties. We do not hold or issue derivative financial instruments for trading purposes.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from our counterparties.  We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At March 31, 2018, the fair value of our interest rate swaps was a net asset of $9 million, $8 million of which is included in net accounts receivable and $1 million of which is included in other assets on the accompanying balance sheet.  At December 31, 2017, the fair value of our interest rate swaps was a net asset of $7 million, $4 million of which is included in net accounts receivable and $3 million of which is included in other assets on the accompanying consolidated balance sheet.

Foreign Currency Forward Exchange Contracts:

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. The cash flows from these contracts are reported as operating activities in the consolidated statements of cash flows. In connection with these forward exchange contracts, we recorded net cash outflows of $46 million and $8 million during the three-month periods ended March 31, 2018 and 2017, respectively.

Cash, Cash Equivalents and Restricted Cash:

Cash, cash equivalents, and restricted cash as reported in the condensed consolidated statements of cash flows are presented separately on our condensed consolidated balance sheets as follow (in thousands):

	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$73,053	$74,423
Restricted cash (a)	93,163	92,874
Total cash, cash equivalents and restricted cash	$166,216	$167,297

(a) Restricted cash, associated with an insurance subsidiary, is included in other assets on the accompanying consolidated balance sheet.

The fair value of our restricted cash was computed based upon quotes received from financial institutions. We consider these to be “level 1” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with financial securities.

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

As of March 31, 2018, the total accrual for our professional and general liability claims was $232 million, of which $54 million was included in current liabilities. As of December 31, 2017, the total accrual for our professional and general liability claims was $229 million, of which $54 million was included in current liabilities.

At each of March 31, 2018 and December 31, 2017, the total accrual for our workers’ compensation liability claims was $70 million, of which $35 million is included in current liabilities.

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

Other

Our accounts receivable as of March 31, 2018 and December 31, 2017 include amounts due from Illinois of approximately $35 million and $25 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $15 million as of March 31, 2018 and $8 million as of December 31, 2017, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. Although the accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due to us from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

As of March 31, 2018 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $117 million consisting of: (i) $108 million related to our self-insurance programs, and; (ii) $9 million of other debt and public utility guarantees.

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

In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration (“AHCA”) subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the Medicare suspension remains in effect. In June 2017, AHCA advised that while they were maintaining the suspension for dual eligible and cross-over Medicare beneficiaries, the Medicaid payment suspension was lifted effective June 27, 2017. We cannot predict if and/or when the facility’s remaining suspended payments will resume in total. From inception through March 31, 2018, the aggregate funds withheld from us in connection with the River Point Behavioral Health payment suspension amounted to approximately $10 million. Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during the three-month period ended March 31, 2018 or the year ended December 31, 2017, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

The DOJ has advised us that the civil aspect of the coordinated investigation referenced above is a False Claims Act investigation focused on billings submitted to government payors in relation to services provided at those facilities. During the first quarter of 2018, we recorded a $13 million pre-tax increase to the reserve established in connection with the civil aspects of these matters increasing the aggregate pre-tax reserve to $35 million. Changes in the reserve may be required in future periods as discussions with the DOJ continue and additional information becomes available. We cannot predict the ultimate resolution of these matters and therefore can provide no assurance that final amounts paid in settlement or otherwise, if any, or associated costs, will not differ materially from our established reserve.

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

Shareholder Derivative Cases

In March 2017, a shareholder derivative suit was filed by plaintiff David Heed in the Court of Common Pleas of Philadelphia County. A notice of removal to the United States District Court for the Eastern District of Pennsylvania was filed (Case No. 2:17-cv-01476-LS). Plaintiff filed a motion to remand. In December 2017, the Court denied plaintiff’s motion to remand and has retained the case in federal court. The suit alleges breaches of fiduciary duties and other allegedly wrongful conduct by the members of the Board of Directors and certain officers of Universal Health Services, Inc. relating to practices at our behavioral health facilities. UHS has been named as a nominal defendant in the case.  In May, June and July 2017, additional shareholder derivative suits were filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in those cases are: Central Laborers’ Pension Fund (Case No. 17-cv-02187-LS); Firemen’s Retirement System of St. Louis (Case No. 17—cv-02317-LS); Waterford Township Police & Fire Retirement System (Case No. 17-cv-02595-LS); and Amalgamated Bank Longview Funds (Case No. 17-cv-03404-LS). The Fireman’s Retirement System case has since been voluntarily dismissed. The federal court has consolidated all of the cases pending in the Eastern District of Pennsylvania and has appointed Amalgamated Bank Longview Funds as the lead plaintiff and their counsel as lead counsel. In addition, a shareholder derivative case was filed in Chancery Court in Delaware by the Delaware County Employees’ Retirement Fund (Case No. 2017-0475-JTL). In December 2017, the Chancery Court stayed this case pending resolution of other contemporaneous matters. These additional cases make substantially similar allegations and claims based upon alleged violations of federal securities laws as well common law causes of action against the individual defendants. All of these additional cases have also named members of the UHS Board of Directors as well as certain officers of the Company.  The defendants deny liability and intend to defend these cases vigorously.  At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with these matters.

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

(6) Segment Reporting

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including, but not limited to, information technology, purchasing, reimbursement, accounting and finance, taxation, legal, advertising and design and construction. The chief operating decision making group for our acute care services and behavioral health care services is comprised of our Chief Executive Officer, the President and the Presidents of each operating segment. The Presidents for each operating segment also manage the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2017. The corporate overhead allocations, as reflected below, are utilized for internal reporting purposes and are comprised of each period’s projected corporate-level operating expenses (excluding interest expense). The overhead expenses are captured and allocated directly to each segment to the extent possible, and overhead expenses incurred on behalf of both segments are captured and allocated to each segment based upon each segment’s respective percentage of total operating expenses.

	Three months ended March 31, 2018
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$6,361,766	$2,402,258	$0	$8,764,024
Gross outpatient revenues	$3,714,661	$255,181	$0	$3,969,842
Total net revenues	$1,445,632	$1,237,996	$3,888	$2,687,516
Income/(loss) before allocation of corporate overhead and income taxes	$203,711	$238,748	$(146,221)	$296,238
Allocation of corporate overhead	$(49,891)	$(40,332)	$90,223	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$153,820	$198,416	$(55,998)	$296,238
Total assets as of March 31, 2018	$3,924,302	$6,649,732	$449,483	$11,023,517

	Three months ended March 31, 2017
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$5,597,850	$2,183,002	$0	$7,780,852
Gross outpatient revenues	$3,294,177	$246,460	$0	$3,540,637
Total net revenues	$1,389,547	$1,218,122	$5,189	$2,612,858
Income/(loss) before allocation of corporate overhead and income taxes	$187,804	$251,931	$(121,309)	$318,426
Allocation of corporate overhead	$(45,676)	$(39,661)	$85,337	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$142,128	$212,270	$(35,972)	$318,426
Total assets as of March 31, 2017	$3,757,311	$6,517,608	$173,340	$10,448,259

(a)

Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $115 million and $100 million for the three-month periods ended March 31, 2018 and 2017, respectively.  Total assets at our U.K. behavioral health care facilities were approximately $1.176 billion and $992 million as of March 31, 2018 and 2017, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for classes A, B, C and D common stockholders for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2018	2017
Basic and Diluted:
Net income attributable to UHS	$223,832	$206,055
Less: Net income attributable to unvested restricted share grants	(104)	(94)
Net income attributable to UHS – basic and diluted	$223,728	$205,961

Weighted average number of common shares - basic	94,226	96,585
Net effect of dilutive stock options and grants based on the treasury stock method	457	787
Weighted average number of common shares and equivalents - diluted	94,683	97,372
Earnings per basic share attributable to UHS:	$2.37	$2.13
Earnings per diluted share attributable to UHS:	$2.36	$2.12

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 2.9 million for the three months ended March 31, 2018. The excluded weighted-average stock options totaled 5.7 million for the three months ended March 31, 2017.  All classes of our common stock have the same dividend rights.

Stock-Based Compensation:

During the three-month periods ended March 31, 2018 and 2017, pre-tax compensation cost of $18.9 million and $14.9 million, respectively, was recognized related to outstanding stock options.  In addition, during the three-month periods ended March 31, 2018 and 2017, pre-tax compensation cost of approximately $545,000 and $150,000 (net of cancellations), respectively, was recognized related to restricted stock.  As of March 31, 2018 there was approximately $87.0 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 2.4 years. There were 4,000 stock options granted during the first three months of 2018 with a weighted-average grant date fair value of $29.6425 per share.  There were 16,926 shares of restricted shares granted during the first three months of 2018 with a weighted-average grant date fair value of $117.98 per share.

The expense associated with stock-based compensation arrangements is a non-cash charge. In the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $19.7 million and $15.3 million during the three-month periods ended March 31, 2018 and 2017, respectively.

(8) Dispositions and acquisitions

Three-month period ended March 31, 2018:

Acquisitions:

During the first quarter of 2018, we paid approximately $21 million to acquire businesses and property consisting primarily of the acquisition of a 109-bed behavioral health care facility located in Gulfport, Mississippi.

Divestitures:

During the first quarter of 2018, there were no significant divestitures.

Three-month period ended March 31, 2017:

Acquisitions:

During the first quarter of 2017, we paid approximately $18 million to acquire various property assets.

Divestitures:

During the first quarter of 2017, there were no divestitures.

(9) Dividends

We declared and paid dividends of $9.4 million, or $.10 per share, during the first quarter of 2018 and $9.7 million or $.10 per share during the first quarter of 2017.

(10) Income Taxes

Our effective income tax rate was 22.8% for the three months ended March 31, 2018, compared with 33.9% for the three months ended March 31, 2017.  The decrease in the effective tax rates for the three months ended March 31, 2018, compared with the same period in 2017, was primarily due to the Tax Cuts and Jobs Act of 2017 (the “TCJA-17”), which reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, partially offset by a $5 million increase in our provision for income taxes due to an unfavorable change resulting from our January 1, 2017 adoption of ASU 2016-09,“Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which decreased our provision for income taxes by $2 million during the first quarter of 2018 as compared to $7 million during the first quarter 2017.

The TCJA-17 enacted on December 22, 2017 makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations through the implementation of a territorial tax system; and (5) creating a new limitation on deductible interest expense.  Due to the complexities involved in accounting for the TCJA-17, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118"), which allows a measurement period of up to one year after the enactment date of the TCJA-17 to finalize the recording of the related tax impacts.  We applied the guidance in SAB 118 and at December 31, 2017, recorded provisional estimates to re-measure our deferred taxes using the new 21% rate ($30 million tax benefit) and to record an estimated transition tax ($11.3 million expense).  During the three months ended March 31, 2018, we have not made any additional measurement period adjustments related to the provisional estimates recorded at December 31, 2017.  However, we are continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the prescribed measurement period.

The global intangible low-taxed income (“GILTI”) provisions from the TCJA-17 require the inclusion of the earnings of certain foreign subsidiaries in excess of an acceptable rate of return on certain assets of the respective subsidiaries in our U.S. tax return for tax years beginning after December 31, 2017.  We recorded an estimate in our effective tax rate for the three months ended March 31, 2018.  Due to the complexities around the calculation we have not recorded any provisional deferred tax effects related to the GILTI tax and will not make an accounting policy election at this time with respect to deferred tax effects of GILTI for our consolidated financial statements three months ended March 31, 2018.

As of January 1, 2018, our unrecognized tax benefits were approximately $1 million. The amount, if recognized, that would favorably affect the effective tax rate is approximately $1 million. During the three months ended March 31, 2018, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of March 31, 2018, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for 2014 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months.  It is reasonably possible that the amount of uncertain tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. Our tax returns have been examined by the Internal Revenue Service (“IRS”) through the year ended December 31, 2006. We believe that adequate accruals have been provided for federal, foreign and state taxes.

(11) Revenue

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

The performance obligation is separately identifiable from other promises in the contract. As the performance obligations are met (i.e.: room, board, ancillary services, level of care), revenue is recognized based upon allocated transaction price. The transaction price is allocated to separate performance obligations based upon the relative standalone selling price. In instances where we determine there are multiple performance obligations across multiple months, the transaction price will be allocated by applying an estimated implicit and explicit rate to gross charges based on the separate performance obligations.

In assessing collectability, we have elected the portfolio approach.  This portfolio approach is being used as we have large volume of similar contracts with similar classes of customers. We reasonably expect that the effect of applying a portfolio approach to a group of contracts would not differ materially from considering each contract separately.  Management’s judgment to group the contracts by portfolio is based on the payment behavior expected in each portfolio category.  As a result, aggregating all of the contracts (which are at the patient level) by the particular payor or group of payors, will result in the recognition of the same amount of revenue as applying the analysis at the individual patient level.

On January 1, 2018, we adopted the new accounting standard using the modified retrospective method. The information in comparative periods have not been restated and continues to be reported under the accounting standards in effect for those periods. In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated income statement was as follows (in thousands):

		Balances
		Without
	As	Adoption	Effect
2018	Reported	ASC 606	of Change
Net Revenue before provision for doubtful accounts		$2,931,527
Less: Provision for doubtful accounts		246,543
Net Revenues	$2,687,516	$2,684,984	$2,532

Other operating expenses	$620,819	$618,287	$2,532

We group our revenues into categories based on payment behaviors.  Each component has its own reimbursement structure which allows us to disaggregate the revenue into categories that share the nature and timing of payments.  The other patient revenue consists primarily of self-pay, government-funded non-Medicaid, and other.

The following table disaggregates our revenue by major source for the three month periods ended March 31, 2018 and 2017 (in thousands):

2018	Acute Care		Behavioral Health		Other	Total
Medicare	$342,718	24%	$142,527	12%		$485,245	18%
Managed Medicare	176,957	12%	44,995	4%		221,952	8%
Medicaid	105,966	7%	177,336	14%		283,302	11%
Managed Medicaid	111,277	8%	230,776	19%		342,053	13%
Managed Care (HMO and PPOs)	497,780	34%	358,062	29%		855,842	32%
UK Revenue	0	0%	114,741	9%		114,741	4%
Other patient revenue	112,570	8%	116,985	9%		229,555	9%
Other non-patient revenue	98,364	7%	52,574	4%	3,888	154,826	6%
Total Net Revenue	$1,445,632	100%	$1,237,996	100%	$3,888	2,687,516	100%

2017	Acute Care		Behavioral Health		Other	Total
Medicare	$316,385	23%	$146,645	12%		$463,030	18%
Managed Medicare	144,047	10%	36,674	3%		180,721	7%
Medicaid	92,657	7%	180,949	15%		273,606	10%
Managed Medicaid	114,552	8%	217,645	18%		332,197	13%
Managed Care (HMO and PPOs)	477,266	34%	355,338	29%		832,604	32%
UK Revenue	0	0%	100,022	8%		100,022	4%
Other patient revenue	123,374	9%	124,798	10%		248,172	9%
Other non-patient revenue	121,266	9%	56,051	5%	5,189	182,506	7%
Total Net Revenue	$1,389,547	100%	$1,218,122	100%	$5,189	2,612,858	100%

(12) Recent Accounting Standards

On January 1, 2018, we adopted ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which adds or clarifies guidance of the classification of certain cash receipts and payments in the statement of cash flows, and ASU 2016-18, Restricted Cash, which requires an entity to show the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows.  We adopted these ASUs by applying a retrospective transition method which requires a restatement of our Consolidated Statement of Cash Flows for all periods presented.

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

In February, 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017.  This update is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted.  We are currently evaluating the impact of this ASU on our financial statements.

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

As of March 31, 2018, we owned and/or operated 327 inpatient facilities and 32 outpatient and other facilities including the following located in 37 states, Washington, D.C., the United Kingdom, Puerto Rico and the U.S. Virgin Islands:

Acute care facilities located in the U.S.:

•	26 inpatient acute care hospitals;
•	4 free-standing emergency departments, and;
•	4 outpatient surgery/cancer care centers & 1 surgical hospital.

Behavioral health care facilities (301 inpatient facilities and 23 outpatient facilities):

Located in the U.S.:

•	188 inpatient behavioral health care facilities, and;
•	20 outpatient behavioral health care facilities.

Located in the U.K.:

•	109 inpatient behavioral health care facilities, and;
•	2 outpatient behavioral health care facilities.

Located in Puerto Rico and the U.S. Virgin Islands:

•	4 inpatient behavioral health care facilities, and;
•	1 outpatient behavioral health care facility.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 54% and 53% during the three-month periods ended March 31, 2018 and 2017, respectively. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 46% and 47% of our consolidated net revenues during the three-month periods ended March 31, 2018 and 2017, respectively.

Our behavioral health care facilities located in the U.K. generated net revenues amounting to approximately $115 million and $100 million during the three-month periods ended March 31, 2018 and 2017, respectively.  Total assets at our U.K. behavioral health care facilities were approximately $1.176 billion as of March 31, 2018 and $1.098 billion as of December 31, 2017.

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

Forward-Looking Statements and Risk Factors

You should carefully review the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. This Quarterly Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements. In evaluating those statements, you should specifically consider various factors, including the risks related to healthcare industry trends and those detailed in our filings with the SEC including those set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2017 in Item 1A. Risk Factors and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements and Risk Factors. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

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
•

as discussed below in Sources of Revenue, we receive revenues from various state and county based programs, including Medicaid in all the states in which we operate (we receive Medicaid revenues in excess of $100 million annually from each of California, Texas, Washington, D.C., Nevada, Pennsylvania and Illinois); CMS-approved Medicaid supplemental programs in certain states including Texas, Mississippi, Illinois, Oklahoma, Nevada, Arkansas, California and Indiana, and; state Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations;

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We consider our critical accounting policies to be those that require us to make significant judgments and estimates when we prepare our consolidated financial statements. For a summary of our significant accounting policies, please see Note 1 to the Consolidated Financial Statements as included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue recognition: On January 1, 2018, we adopted, using the modified retrospective approach, ASU 2014-09 and ASU 2016-08, “Revenue from Contracts with Customers (Topic 606)” and “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, respectively, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The most significant change from the adoption of the new standard relates to our estimation for the allowance for doubtful accounts. Under the previous standards, our estimate for amounts not expected to be collected based upon our historical experience, were reflected as provision for doubtful accounts, included within net revenue. Under the new standard, our estimate for amounts not expected to be collected based on historical experience will continue to be recognized as a reduction to net revenue, however, not reflected separately as provision for doubtful accounts. Under the new standard, subsequent changes in estimate of collectability due to a change in the financial status of a payor, for example a bankruptcy, will be recognized as bad debt expense in operating charges. The adoption of this ASU in 2018, and amounts recognized as bad debt expense and included in other operating expenses, did not have a material impact on our consolidated financial statements.

See Note 11 to the Consolidated Financial Statements-Revenue, for additional disclosure related to our revenues including a disaggregation of our consolidated net revenues by major source for each of the periods presented herein.

Charity Care, Uninsured Discounts and Other Adjustments to Revenues: Collection of receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill which is the patient’s responsibility, primarily co-payments and deductibles. We routinely review accounts receivable balances in conjunction with general factors such as payor mix, the agings of the receivables and historical collection as well as other economic conditions which might ultimately affect the collectability of the patient accounts and make adjustments to our net revenues as warranted. At our acute care hospitals, third party liability accounts are pursued until all payment and adjustments are posted to the patient account. For those accounts with a patient balance after third party liability is finalized or accounts for uninsured patients, the patient receives statements and collection letters. Our hospitals establish a partial reserve for self-pay accounts for both unbilled balances and those that have been billed and are under 90 days old. All self-pay accounts are fully reserved at 90 days from the date of discharge. Third party liability accounts are fully reserved when the balance ages past 180 days from the date of discharge. Patients that express an inability to pay are reviewed for potential sources of financial assistance including our charity care policy. If the patient is deemed unwilling to pay, the account is written-off and transferred to an outside collection agency for additional collection effort.

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payors but we also have smaller amounts due from other miscellaneous payors such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts the reported amounts in future periods for the provision for doubtful accounts and other accounts such as Medicaid pending. Although the patient’s ultimate eligibility determination may result in amounts being reclassified among these accounts from period to period, these reclassifications did not have a material impact on our results of operations during the three-month periods ended March 31, 2018 or 2017 since our facilities make estimates at each financial reporting period to reserve for amounts that are deemed to be uncollectible.

We also provide discounts to uninsured patients (included in “uninsured discounts” amounts below) who do not qualify for Medicaid or charity care. Because we do not pursue collection of amounts classified as uninsured discounts, they are not reported in our net revenues or in our net accounts receivable. In implementing the discount policy, we first attempt to qualify uninsured patients for governmental programs, charity care or any other discount program. If an uninsured patient does not qualify for these programs, the uninsured discount is applied. Our accounts receivable are recorded net of allowance for doubtful accounts of $480 million at December 31, 2017.

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three month periods ended March 31, 2018 and 2017:

Uncompensated care:

Amounts in millions	Three Months Ended
	March 31,		March 31,
	2018	%	2017	%
Charity care	$146	36%	$225	53%
Uninsured discounts	263	64%	197	47%
Total uncompensated care	$409	100%	$422	100%

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

	Three Months Ended
	March 31,	March 31,
Amounts in millions	2018	2017
Estimated cost of providing charity care	$20	$31
Estimated cost of providing uninsured discounts related care	36	26
Estimated cost of providing uncompensated care	$56	$57

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

The total accrual for our professional and general liability claims and workers’ compensation claims was $303 million as of March 31, 2018, of which $89 million is included in current liabilities. The total accrual for our professional and general liability claims and workers’ compensation claims was $298 million as of December 31, 2017, of which $89 million is included in current liabilities.

Recent Accounting Standards: For a summary of accounting standards, please see Note 12 to the Consolidated Financial Statements, as included herein.

Results of Operations

Three-month periods ended March 31, 2018 and 2017:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended March 31, 2018 and 2017 (dollar amounts in thousands):

	Three months ended March 31, 2018		Three months ended March 31, 2017
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts			$2,825,472
Less: Provision for doubtful accounts			212,614
Net revenues	$2,687,516	100.0%	2,612,858	100.0%
Operating charges:
Salaries, wages and benefits	1,300,148	48.4%	1,237,964	47.4%
Other operating expenses	620,819	23.1%	607,360	23.2%
Supplies expense	292,929	10.9%	277,614	10.6%
Depreciation and amortization	113,103	4.2%	110,798	4.2%
Lease and rental expense	26,703	1.0%	25,189	1.0%
Subtotal-operating expenses	2,353,702	87.6%	2,258,925	86.5%
Income from operations	333,814	12.4%	353,933	13.5%
Interest expense, net	37,576	1.4%	35,507	1.4%
Income before income taxes	296,238	11.0%	318,426	12.2%
Provision for income taxes	67,569	2.5%	107,899	4.1%
Net income	228,669	8.5%	210,527	8.1%
Less: Income attributable to noncontrolling interests	4,837	0.2%	4,472	0.2%
Net income attributable to UHS	$223,832	8.3%	$206,055	7.9%

Net revenues increased 2.9%, or $75 million, to $2.69 billion during the three-month period ended March 31, 2018 as compared to $2.61 billion during the first quarter of 2017. The net increase was primarily attributable to: (i) a $87 million or 3.4% increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods (which we refer to as “same facility”), partially offset by; (ii) $12 million of other combined net decreases due primarily to the closure or restructuring of three behavioral health care facilities.

Income before income taxes (before deduction for income attributable to noncontrolling interests) decreased $22 million to $296 million during the three-month period ended March 31, 2018 as compared to $318 million during the comparable quarter of 2017. The net decrease in our income before income taxes during the first quarter of 2018, as compared to the comparable quarter of 2017, was due to:

•	an increase of $16 million at our acute care facilities as discussed below in Acute Care Hospital Services;
•	a decrease of $13 million at our behavioral health care facilities, as discussed below in Behavioral Health Services;
•

a decrease of $13 million due to due to an increase recorded during the first quarter of 2018 to the reserve established in connection with the civil aspects of the government’s investigation of certain of our behavioral health care facilities (reserve increased to $35 million from $22 million; see Item 1 - Legal Proceedings for additional disclosure);

•	a decrease of $2 million due to an increase in interest expense, as discussed below in Other Operating Results, and;
•	$10 million of other combined net decreases.

Net income attributable to UHS increased $18 million to $224 million during the three-month period ended March 31, 2018 as compared to $206 million during the comparable prior year quarter. Changes to our net income attributable to UHS during the first quarter of 2018, as compared to the comparable prior year quarter, included:

•	a decrease of $22 million in income before income taxes, as discussed above, and;
•

an increase of $40 million resulting from a decrease in the provision for income taxes resulting primarily from: (i) a decrease in the provision for income taxes resulting from the Tax Cuts and Jobs Act of 2017 which, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%; (ii) a decrease in the provision for income taxes resulting from the $22 million decrease in pre-tax income, partially offset by; (iii) a $5 million increase to our provision for income taxes due to an unfavorable change resulting from our January 1, 2017 adoption of ASU 2016-09, “Compensation-Stock

Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which decreased our provision for income taxes by $2 million during the first quarter of 2018 as compared to $7 million during the first quarter of 2017.

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

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussion below for the three-month periods ended March 31, 2018 and 2017 (dollar amounts in thousands):

	Three months ended		Three months ended
	March 31, 2018		March 31, 2017
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts			$1,553,467
Less: Provision for doubtful accounts			180,983
Net revenues	$1,423,653	100.0%	1,372,484	100.0%
Operating charges:
Salaries, wages and benefits	581,573	40.9%	554,902	40.4%
Other operating expenses	307,397	21.6%	315,223	23.0%
Supplies expense	243,153	17.1%	228,485	16.6%
Depreciation and amortization	72,150	5.1%	63,049	4.6%
Lease and rental expense	14,283	1.0%	13,916	1.0%
Subtotal-operating expenses	1,218,556	85.6%	1,175,575	85.7%
Income from operations	205,097	14.4%	196,909	14.3%
Interest expense, net	531	0.0%	745	0.1%
Income before income taxes	$204,566	14.4%	$196,164	14.3%

Three-month periods ended March 31, 2018 and 2017:

During the three-month period ended March 31, 2018, as compared to the comparable prior year quarter, net revenues from our acute care hospital services, on a same facility basis, increased $51 million or 3.7%. Excluding the impact of our commercial health insurer headquartered in Nevada, net revenues from our acute care hospital services increased $76 million or 5.8%. Income before income taxes (and before income attributable to noncontrolling interests) increased $8 million, or 4%, amounting to $205 million or 14.4% of net revenues during the first quarter of 2018 as compared to $196 million or 14.3% of net revenues during the first quarter of 2017.

During the three-month period ended March 31, 2018, net revenue per adjusted admission increased 3.4% while net revenue per adjusted patient day increased 0.4%, as compared to the comparable quarter of 2017. During the three-month period ended March 31, 2018, as compared to the comparable prior year quarter, inpatient admissions to our acute care hospitals increased 3.1% and adjusted admissions (adjusted for outpatient activity) increased 2.3%. Patient days at these facilities increased 6.0% and adjusted patient days increased 5.4% during the three-month period ended March 31, 2018 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.6 days and 4.5 days during the three-month periods ended March 31, 2018 and 2017, respectively. The occupancy rate, based on the average available beds at these facilities, was 66% and 62% during the three-month periods ended March 31, 2018 and 2017, respectively.

All Acute Care Hospitals

The following table summarizes the results of operations for all our acute care operations during the three-month periods ended March 31, 2018 and 2017. These amounts include: (i) our acute care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the impact of the implementation of EHR applications at our acute care hospitals (beginning in 2018, the EHR impact is included in our same facility results as well as all acute care hospitals) and the results of recently acquired/opened ancillary businesses. Dollar amounts below are reflected in thousands.

	Three months ended March 31, 2018		Three months ended March 31, 2017
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts			$1,570,530
Less: Provision for doubtful accounts			180,983
Net revenues	$1,445,632	100.0%	1,389,547	100.0%
Operating charges:
Salaries, wages and benefits	581,768	40.2%	554,960	39.9%
Other operating expenses	330,036	22.8%	332,299	23.9%
Supplies expense	243,153	16.8%	228,485	16.4%
Depreciation and amortization	72,150	5.0%	71,338	5.1%
Lease and rental expense	14,283	1.0%	13,916	1.0%
Subtotal-operating expenses	1,241,390	85.9%	1,200,998	86.4%
Income from operations	204,242	14.1%	188,549	13.6%
Interest expense, net	531	0.0%	745	0.1%
Income before income taxes	$203,711	14.1%	$187,804	13.5%

Three-month periods ended March 31, 2018 and 2017:

During the three-month period ended March 31, 2018, as compared to the comparable prior year quarter, net revenues from our acute care hospital services increased $56 million or 4.0% to $1.45 billion as compared to $1.39 billion due to: (i) a $51 million, or 3.7%, increase same facility revenues, as discussed above, and; (ii) other combined net increase of $5 million due primarily to provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes.

Income before income taxes increased $16 million, or 9%, to $204 million or 14.1% of net revenues during the first quarter of 2018 as compared to $188 million or 13.5% of net revenues during the first quarter of 2017.

Included in these results are the following:

•	the $8 million increase in income before income taxes from our acute care hospital services, on a same facility basis, as discussed above, and;
•

other combined net increase of $8 million consisting primarily of the depreciation and amortization expense incurred in connection with the implementation of EHR applications at our acute care hospitals (this expense, which amounted to approximately $8 million during the first quarter of 2017, was excluded from our same facility basis results prior to January 1, 2018, however, the impact is included in our same facility basis results thereafter since the amount no longer materially impacts our results of operations).

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

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the three-month periods ended March 31, 2018 and 2017 (dollar amounts in thousands):

Same Facility—Behavioral Health

	Three months ended March 31, 2018		Three months ended March 31, 2017
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts			$1,205,077
Less: Provision for doubtful accounts			30,636
Net revenues	$1,209,937	100.0%	1,174,441	100.0%
Operating charges:
Salaries, wages and benefits	630,568	52.1%	597,092	50.8%
Other operating expenses	230,347	19.0%	229,888	19.6%
Supplies expense	48,769	4.0%	47,747	4.1%
Depreciation and amortization	36,743	3.0%	35,316	3.0%
Lease and rental expense	12,008	1.0%	10,761	0.9%
Subtotal-operating expenses	958,435	79.2%	920,804	78.4%
Income from operations	251,502	20.8%	253,637	21.6%
Interest expense, net	427	0.0%	723	0.1%
Income before income taxes	$251,075	20.8%	$252,914	21.5%

Three-month periods ended March 31, 2018 and 2017:

On a same facility basis during the first quarter of 2018, as compared to the first quarter of 2017, net revenues generated from our behavioral health services increased $35 million, or 3.0%, to $1.21 billion from $1.17 billion. Income before income taxes decreased $2 million, or 1%, to $251 million or 20.8% of net revenues during the three-month period ended March 31, 2018, as compared to $253 million or 21.5% of net revenues during the comparable quarter of 2017.

During the three-month period ended March 31, 2018, net revenue per adjusted admission increased 2.0% and net revenue per adjusted patient day increased 3.2%, as compared to the comparable quarter of 2017. On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities increased 2.1% and 1.6%, respectively, during the three-month period ended March 31, 2018 as compared to the comparable quarter of 2017. Patient days and adjusted patient days increased 0.9% and 0.4%, respectively, during the three-month period ended March 31, 2018 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 13.1 days and 13.3 days during the three-month periods ended March 31, 2018 and 2017, respectively. The occupancy rate, based on the average available beds at these facilities, was 77% during each of the three-month periods ended March 31, 2018 and 2017.

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

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care services during the three-month periods ended March 31, 2018 and 2017. These amounts include: (i) our behavioral health care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the results of facilities acquired or opened during the past year as well as the results of three facilities that were closed or restructured during the past year. Dollar amounts below are reflected in thousands.

	Three months ended March 31, 2018		Three months ended March 31, 2017
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts			$1,249,748
Less: Provision for doubtful accounts			31,626
Net revenues	$1,237,996	100.0%	1,218,122	100.0%
Operating charges:
Salaries, wages and benefits	642,128	51.9%	613,849	50.4%
Other operating expenses	256,402	20.7%	254,478	20.9%
Supplies expense	49,536	4.0%	49,036	4.0%
Depreciation and amortization	38,454	3.1%	36,945	3.0%
Lease and rental expense	12,301	1.0%	11,160	0.9%
Subtotal-operating expenses	998,821	80.7%	965,468	79.3%
Income from operations	239,175	19.3%	252,654	20.7%
Interest expense, net	427	0.0%	723	0.1%
Income before income taxes	$238,748	19.3%	$251,931	20.7%

Three-month periods ended March 31, 2018 and 2017:

During the three-month period ended March 31, 2018, as compared to the comparable prior year quarter, net revenues generated from our behavioral health services increased $20 million or 1.6% due to: (i) the above-mentioned $35 million or 3.0% increase in net revenues on a same facility basis, partially offset by; (ii) $15 million of other combined net decreases resulting primarily from the closure or restructuring of three facilities during the past year.

Income before income taxes decreased $13 million, or 5%, to $239 million or 19.3% of net revenues during the first quarter of 2018 as compared to $252 million or 20.7% during the first quarter of 2017. Included in these results are the following:

•	a $2 million decrease at our behavioral health care facilities on a same facility basis, as discussed above, and;
•

other combined net decrease of $11 million consisting primarily of the losses sustained at three facilities that were closed or restructured during the past year as well as the loss incurred at a facility acquired during the first quarter of 2018 that is awaiting completion of its Medicare certification.

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

Patients are generally not responsible for any difference between customary hospital charges and amounts reimbursed for such services under Medicare, Medicaid, some private insurance plans, and managed care plans, but are responsible for services not covered by such plans, exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has generally been increasing each year. Indications from recent federal and state legislation are that this trend will continue. Collection of amounts due from individuals is typically more difficult than from governmental or business payors which unfavorably impacts the collectability of our patient accounts.

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

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the “ACA”). The Healthcare and Education Reconciliation Act of 2010 (the “Reconciliation Act”), which contains a number of amendments to the ACA, was signed into law on March 30, 2010. Two primary goals of the ACA, combined with the Reconciliation Act (collectively referred to as the “Legislation”), are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses.

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

For additional disclosure related to our revenues including a disaggregation of our consolidated net revenues by major source for each of the periods presented herein, please see Note 11 to the Consolidated Financial Statements-Revenue.

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

In April, 2018, CMS published its IPPS 2019 proposed payment rule which provides for a 2.8% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments ACA-mandated adjustments are considered, without consideration for the decreases related to the required Medicare DSH payment changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments is approximately 0.7%. Including the estimated increase to our DSH payments (approximating 1.1%) and certain other adjustments, we estimate our overall increase from the proposed IPPS 2019 rule (covering the period of October 1, 2018 through September 30, 2019) will approximate 1.6%. This projected impact from the IPPS 2019 proposed rule includes an increase of approximately 0.5% to partially restore cuts made as a result of the American Taxpayer Relief Act of 2012 (“ATRA”), as required by the 21st Century Cures Act but excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, Bipartisan Budget Act of 2015, and Bipartisan Budget Act of 2018, as discussed below.  CMS continued to phase-in the use of uncompensated care data from both the 2014 and 2015 Worksheet S-10 hospital cost reports, two-third weighting as part of the proxy methodology to allocate approximately $8 billion in the DSH Uncompensated Care Pool. This final rule change will continue to result in wide variations among all hospitals nationwide in the distribution of these DSH funds compared to previous years until the full phase-in of worksheet S-10 is completed by CMS

In August, 2017, CMS published its IPPS 2018 final payment rule which provides for a 2.9% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and ACA-mandated adjustments are considered, without consideration for the decreases related to the required Medicare DSH payment changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments would approximate 2.3%. Including the estimated decrease to our DSH payments (approximating 0.1%) and certain other adjustments, we estimate our overall increase from the final IPPS 2018 rule (covering the period of October 1, 2017 through September 30, 2018) will approximate 1.8%. This projected impact from the IPPS 2018 final rule includes an increase of approximately 0.5% to partially restore cuts made as a result of the ATRA, as required by the 21st Century Cures Act but excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, Bipartisan Budget Act of 2015, and Bipartisan Budget Act of 2018, as discussed below.  CMS began using uncompensated care data from the 2014 hospital cost report Worksheet S-10, one-third weighting as part of the proxy methodology to allocate approximately $7 billion in the DSH Uncompensated Care Pool. This final rule change resulted in wide variations among all hospitals nationwide in the distribution of these DSH funds compared to previous years.

In August, 2016, CMS published its IPPS 2017 final payment rule which provides for a 2.7% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and ACA-mandated adjustments are considered, without consideration for the decreases related to the required DSH payment changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments would approximate 0.95%. Including the estimated decreases to our DSH payments (approximating -0.8%) and certain other adjustments, we estimate our overall decrease from the final IPPS 2017 rule (covering the period of October 1, 2016 through September 30, 2017) would approximate -0.2%. This projected impact from the IPPS 2017 final rule includes both the impact of ATRA documentation and coding adjustment and the required changes to the DSH payments related to the traditional Medicare fee for service, however, it excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, and Bipartisan Budget Act of 2015, as discussed below.

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

In April, 2018, CMS published its Psych PPS proposed rule for the federal fiscal year 2019. Under this proposed rule, payments to our psychiatric hospitals and units are estimated to increase by 1.25% compared to federal fiscal year 2017. This amount includes the effect of the 2.8% market basket update less a 0.75% adjustment as required by the ACA and a 0.8% productivity adjustment.

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

In July, 2015, CMS published its Psych PPS final rule for the federal fiscal year 2016. This final rule, among other things, updated the Inpatient Psychiatric Quality Reporting Program, which requires psychiatric facilities to report on quality measures or incur a reduction in their annual payment update.

In November, 2017, CMS published its OPPS final rule for 2018. The hospital market basket increase is 2.7%. The Medicare statute requires a productivity adjustment reduction of 0.6% and 0.75% reduction to the 2017 OPPS market basket resulting in a 2018 OPPS market basket update at 1.35%. When other statutorily required adjustments and hospital patient service mix are considered, we estimate that our overall Medicare OPPS update for 2018 will aggregate to a net increase of 4.2% which includes a 0.8% increase to behavioral health division partial hospitalization rates. When the behavioral health division’s partial hospitalization rate impact is excluded, we estimate that our Medicare 2018 OPPS payments will result in a 4.8% increase in payment levels for our acute care division, as compared to 2017.  Additionally, the Medicare inpatient-only (IPO) list includes procedures that are only paid under the Hospital Inpatient Prospective Payment System. Each year, CMS uses established criteria to review the IPO list and determine whether or not any procedures should be removed from the list. CMS removed total knee arthroplasty (TKA) from the IPO list effective January 1, 2018. Additionally, CMS redistributed $1.6 billion in cost savings within the OPPS system attributable to changes in the federal 340B hospital drug pricing payment methodology in 2018. The impact of these IPO and 340B changes are reflected in the above noted estimated acute care division percentage change in OPPS reimbursement.

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

We receive revenues from various state and county based programs, including Medicaid in all the states in which we operate (we receive Medicaid revenues in excess of $100 million annually from each of California, Texas, Washington, D.C., Nevada, Pennsylvania and Illinois); CMS-approved Medicaid supplemental programs in certain states including Texas, Mississippi, Illinois, Oklahoma, Nevada, Arkansas, California and Indiana, and; state Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

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

For state fiscal year 2017, Texas Medicaid continued to operate under a CMS-approved Section 1115 five-year Medicaid waiver demonstration program extended by CMS for fifteen months to December 31, 2017. During the first five years of this program that started in state fiscal year 2012, the THHSC transitioned away from UPL payments to new waiver incentive payment programs, UC and DSRIP payments. During demonstration periods ending December 31, 2017, THHSC continued to, make incentive payments under the program after certain qualifying criteria were met by hospitals. Supplemental payments are also subject to aggregate statewide caps based on CMS approved Medicaid waiver amounts.

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

Summary of Amounts Related To The Above-Mentioned Various State Medicaid Supplemental Payment Programs:

The following table summarizes the revenues, Provider Taxes and net benefit related to each of the above-mentioned Medicaid supplemental programs for the three-month periods ended March 31, 2018 and 2017. The Provider Taxes are recorded in other operating expenses on the Condensed Consolidated Statements of Income as included herein.

	(amounts in millions)
	Three Months Ended
	March 31,	March 31,
	2018	2017
Texas UC/UPL:
Revenues	$21	$16
Provider Taxes	(6)	(3)
Net benefit	$15	$13

Texas DSRIP:
Revenues	$0	$0
Provider Taxes	0	0
Net benefit	$0	$0

Various other state programs:
Revenues	$56	$54
Provider Taxes	(36)	(32)
Net benefit	$20	$22

Total all Provider Tax programs:
Revenues	$77	$70
Provider Taxes	(42)	(35)
Net benefit	$35	$35

We estimate that our aggregate net benefit from the Texas and various other state Medicaid supplemental payment programs will approximate $156 million (net of Provider Taxes of $172 million) during the year ended December 31, 2018. This estimate is based upon various terms and conditions that are out of our control including, but not limited to, the states’/CMS’s continued approval of the programs and the applicable hospital district or county making IGTs consistent with 2017 levels. Future changes to these terms and conditions could materially reduce our net benefit derived from the programs which could have a material adverse impact on our future consolidated results of operations.  In addition, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our future consolidated results of operations.

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

In connection with these DSH programs, included in our financial results was an aggregate of approximately $10 million during each of the three-month periods ended March 31, 2018 and 2017.  We expect the aggregate reimbursements to our hospitals pursuant to the Texas and South Carolina 2018 fiscal year programs to be approximately $36 million.

The ACA and subsequent federal legislation provides for a significant reduction in Medicaid disproportionate share payments beginning in federal fiscal year 2020 (see below in Sources of Revenues and Health Care Reform-Medicaid Revisions for additional disclosure). The U.S. Department of Health and Human Services is to determine the amount of Medicaid DSH payment cuts imposed on each state based on a defined methodology. As Medicaid DSH payments to states will be cut, consequently, payments to Medicaid-participating providers, including our hospitals in Texas and South Carolina, will be reduced in the coming years. Based on the CMS proposed rule published in July, 2017, Medicaid DSH payments in South Carolina and Texas could be reduced by approximately 20% and 14%, respectively, from projected 2018 DSH payment levels beginning in FFY 2020.

Nevada SPA:

In Nevada, CMS approved a state plan amendment (“SPA”) in August, 2014 that implemented a hospital supplemental payment program retroactive to January 1, 2014. This SPA has been approved for additional state fiscal years including the 2018 fiscal year covering the period of July 1, 2017 through June 30, 2018.

In connection with this program, included in our financial results was approximately $6 million and $5 million during the three-month periods ended March 31, 2018 and 2017, respectively.  Assuming the program is approved for the state’s 2019 fiscal year, we estimate that our reimbursements pursuant to this program will approximate $22 million during the year ended December 31, 2018.

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

HITECH Act: In July 2010, the Department of Health and Human Services (“HHS”) published final regulations implementing the health information technology (“HIT”) provisions of the American Recovery and Reinvestment Act (referred to as the “HITECH Act”). The final regulation defines the “meaningful use” of Electronic Health Records (“EHR”) and establishes the requirements for the Medicare and Medicaid EHR payment incentive programs. The final rule established an initial set of standards and certification criteria. The implementation period for these new Medicare and Medicaid incentive payments started in federal fiscal year 2011 and can end as late as 2016 for Medicare and 2021 for the state Medicaid programs. State Medicaid program participation in this federally funded incentive program is voluntary but all of the states in which our eligible hospitals operate have chosen to participate. Our acute care hospitals qualified for these EHR incentive payments upon implementation of the EHR application assuming they meet the “meaningful use” criteria. The government’s ultimate goal is to promote more effective (quality) and efficient healthcare delivery through the use of technology to reduce the total cost of healthcare for all Americans and utilizing the cost savings to expand access to the healthcare system.

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

The pre-tax charges in connection with the implementation of EHR applications at our acute care hospitals did not have a material impact on our consolidated results of operations during the three-month period ended March 31, 2018.  During the three-month period ended March 31, 2017, we incurred an $8 million pre-tax charge consisting of depreciation and amortization expense related to the costs incurred for the purchase and development of the EHR applications.

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

In the 2019 IPPS proposed rule, CMS proposed to overhaul the Medicare and Medicaid EHR Incentive Program to focus on interoperability, improve flexibility, relieve burden and place emphasis on measures that require the electronic exchange of health information between providers and patients.  We can provide no assurance that the proposed changes, if implemented, will not have a material adverse effect on our future results of operations.

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

Value-Based Purchasing:

There is a trend in the healthcare industry toward value-based purchasing of healthcare services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. Governmental programs including Medicare and Medicaid currently require hospitals to report certain quality data to receive full reimbursement updates. In addition, Medicare does not reimburse for care related to certain preventable adverse events. Many large commercial payors currently require hospitals to report quality data, and several commercial payors do not reimburse hospitals for certain preventable adverse events.

The ACA required HHS to implement a value-based purchasing program for inpatient hospital services which became effective on October 1, 2012. The ACA requires HHS to reduce inpatient hospital payments for all discharges by a percentage beginning at 1% in FFY 2013 and increasing by 0.25% each fiscal year up to 2% in FFY 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions. In its fiscal year 2016 IPPS final rule, CMS funded the value-based purchasing program by reducing base operating DRG payment amounts to participating hospitals by 1.75%.  For FFY 2017, this reduction was increased to its maximum of 2%.

Hospital Acquired Conditions:

The ACA prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat hospital acquired conditions (“HAC”). Beginning in FFY 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments.

Readmission Reduction Program:

In the ACA, Congress also mandated implementation of the hospital readmission reduction program (“HRRP”). Hospitals with excessive readmissions for conditions designated by HHS will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard. The HRRP currently assesses penalties on hospitals having excess readmission rates for heart failure, myocardial infarction, pneumonia, acute exacerbation of chronic obstructive pulmonary disease (COPD) and elective total hip arthroplasty (THA) and total knee arthroplasty (TKA), excluding planned readmissions, when compared to expected rates.  In the fiscal year 2015 IPPS final rule, CMS added readmissions for coronary artery bypass graft (CABG) surgical procedures beginning in fiscal year 2017. To account for excess readmissions, an applicable hospital's base operating DRG payment amount is adjusted for each discharge occurring during the fiscal year. Readmissions payment adjustment factors can be no more than a 3 percent reduction.

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

Other Operating Results

Interest Expense:

As reflected on the schedule below, interest expense was $38 million and $36 million during the three-month periods ended March 31, 2018 and 2017, respectively (amounts in thousands):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Revolving credit & demand notes (a.)	$3,235	$2,504
$300 million, 3.75% Senior Notes due 2019	2,813	2,813
$700 million, 4.75% Senior Notes due 2022, net (b.)	8,069	8,069
$400 million, 5.00% Senior Notes due 2026 (c.)	5,000	5,000
Term loan facility A (a.)	13,746	10,633
Accounts receivable securitization program (d.)	2,659	1,620
Subtotal-revolving credit, demand notes, Senior Notes, term loan facility and accounts receivable securitization program	35,522	30,639
Interest rate swap expense, net	(709)	1,318
Amortization of financing fees	2,247	2,226
Other combined interest expense	1,040	1,480
Capitalized interest on major projects	(421)	(143)
Interest income	(103)	(13)
Interest expense, net	$37,576	$35,507

(a.)

In June, 2016, we entered into a fifth amendment to our credit agreement dated November 15, 2010, as amended, to increase the size of the Term Loan A facility by $200 million.  Interest rates were not impacted by this amendment.  The credit agreement, as amended, which is scheduled to expire in August, 2019, consists of: (i) an $800 million revolving credit facility ($285 million of outstanding borrowings as of March 31, 2018), and; (ii) a Term Loan A facility with $1.75 billion outstanding as of March 31, 2018.

(b.)

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

(c.)	In June, 2016, we completed the offering of $400 million aggregate principal amount of 5.00% Senior Notes due in 2026.
(d.)

In April, 2018, we amended our accounts receivable securitization program, which was scheduled to expire in December, 2018. Pursuant to the amendment, the term has been extended through April 26, 2021, and the borrowing limit has been increased to $450 million from $440 million ($440 million of borrowings outstanding as of March 31, 2018).

Interest expense increased $2 million during the three-month period ended March 31, 2018, as compared to the comparable period of 2017, due primarily to: (i) a net $5 million increase in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facility and accounts receivable securitization program resulting from a decrease in the aggregate average outstanding borrowings ($4.00 billion during the three months ended March 31, 2018 as compared to $4.05 billion in the comparable 2017 period), offset by an increase in our aggregate average cost of borrowings pursuant to these facilities (3.6% during the three months ended March 31, 2018 as compared to 3.0% in the comparable period of 2017), partially offset by; (ii) a $2 million decrease in the interest rate swap expense, and (iii) other combined net decreases of $1 million.  The average effective interest rate on these facilities, including amortization of deferred financing costs and original issue discounts and designated interest rate swap expense was 3.7% and 3.4% during the three month periods ended March 31, 2018 and 2017, respectively.

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three-month periods ended March 31, 2018 and 2017 (dollar amounts in thousands):

	Three months ended
	March 31,	March 31,
	2018	2017
Provision for income taxes	$67,569	$107,899
Income before income taxes	296,238	318,426
Effective tax rate	22.8%	33.9%

The decrease in the effective tax rates during the first quarter of 2018, as compared to the first quarter of 2017, was primarily due to the TCJA-17 which, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%, partially offset by a $5 million increase to our provision for income taxes due to an unfavorable change resulting from our January 1, 2017 adoption of ASU 2016-09 which decreased our provision for income taxes by $2 million during the first quarter of 2018 as compared to $7 million during the first quarter of 2017.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $364 million during the three-month period ended March 31, 2018 and $483 million during the comparable quarter of 2017. The net decrease of $119 million was primarily attributable to the following:

•	an unfavorable change of $67 million in accounts receivable;
•	an unfavorable change of $41 million in accrued and deferred income taxes;
•	an unfavorable change of $38 million in cash flows from forward exchange contracts related to our investments in the United Kingdom;
•	a favorable change of $24 million due to an increase in net income plus/minus depreciation and amortization expense, stock-based compensation, and a net gain on the sale of an asset, and;
•	$3 million of other combined net favorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the three-month periods. The result is divided into the accounts receivable balance at March 31st of each year to obtain the DSO. Our DSO were 53 days and 50 days at March 31, 2018 and 2017, respectively.

Our accounts receivable as of March 31, 2018 and December 31, 2017 include amounts due from Illinois of approximately $35 million and $25 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $15 million as of March 31, 2018 and $8 million as of December 31, 2017, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. Although the accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due to us from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

Net cash used in investing activities

During the first three months of 2018, we used $226 million of net cash in investing activities as follows:

•	$189 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;

•	$20 million spent to acquire businesses and property consisting primarily of the acquisition of a 109-bed behavioral health care facility located in Gulfport, Mississippi;

•	$9 million spent on the purchase and implementation of information technology application, and;

•	$9 million spent to fund construction costs of a new behavioral health care facility which will be jointly owned by us and a third-party.

During the first three months of 2017, we used $175 million of net cash in investing activities as follows:

•	$144 million spent on capital expenditures;

•	$18 million spent to acquire a business and property;

•	$9 million spent on the purchase and implementation of an information technology application, and;

•	$3 million spent to increase the statutorily required capital reserves of our commercial insurance subsidiary.

Net cash used in financing activities

During the first three months of 2018, we used $141 million of net cash in financing activities as follows:

•

spent $141 million on net repayments of debt as follows: (i) $22 million related to our term loan A facility; (ii) $118 million related to our revolving credit facility, and; (iii) $1 million related to other debt facilities;

•	generated $20 million of proceeds related to new borrowings pursuant to our accounts receivable securitization program;
•

spent $9 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our $1.2 billion stock repurchase program ($5 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($4 million);

•	spent $4 million to pay profit distributions related to noncontrolling interests in majority owned businesses;
•	spent $9 million to pay quarterly cash dividends of $.10 per share, and;
•	generated $3 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

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

During the remaining nine months of 2018, we expect to spend approximately $411 million to $436 million on capital expenditures which includes expenditures for capital equipment, renovations and new projects at existing hospitals. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

On June 7, 2016, we entered into a  Fifth Amendment (the “Fifth Amendment”) to our credit agreement dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012, May 16, 2013 and August 7, 2014, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders (“Credit Agreement”). The Fifth Amendment increased the size of the term loan A facility by $200 million and those proceeds were utilized to repay outstanding borrowings under the revolving credit facility of the Credit Agreement. The Credit Agreement, as amended, which is scheduled to mature in August, 2019, consists of: (i) an $800 million revolving credit facility ($285 million of borrowings outstanding as of March 31, 2018), and; (ii) a term loan A facility with $1.753 billion of borrowings outstanding as of March 31, 2018.

Borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit and term loan-A borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit and term loan-A borrowings. As of March 31, 2018, the applicable margins were 0.50% for ABR-based loans and 1.50% for LIBOR-based loans under the revolving credit and term loan-A facilities.

As of March 31, 2018, we had $285 million of borrowings outstanding pursuant to the terms of our $800 million revolving credit facility and we had $446 million of available borrowing capacity net of $34 million of outstanding letters of credit and $35 million of outstanding borrowings pursuant to a short-term, on demand-credit facility. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, certain real estate assets and assets held in joint-ventures with third-parties) and our material subsidiaries and guaranteed by our material subsidiaries.

Pursuant to the terms of the Credit Agreement, term loan-A quarterly installment payments of approximately $22 million commenced during the fourth quarter of 2016 and are scheduled through June, 2019.  Previously, approximately $11 million of quarterly installment payments were made from the fourth quarter of 2014 through the third quarter of 2016.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of March 31, 2018.

In late April, 2018, we entered into the sixth amendment to our accounts receivable securitization program (“Securitization”) dated as of October 27, 2010 with a group of conduit lenders, liquidity banks, and PNC Bank, National Association, as administrative agent, which provides for borrowings outstanding from time to time by certain of our subsidiaries in exchange for undivided security interests in their respective accounts receivable. The sixth amendment, among other things, extended the term of the Securitization program through April 26, 2021 and increased the borrowing capacity to $450 million (from $440 million previously). Although the program fee and certain other fees were adjusted in connection with the sixth amendment, substantially all other provisions of the Securitization program remained unchanged.  Pursuant to the terms of our Securitization program, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At March 31, 2018, we had $440 million of outstanding borrowings pursuant to the terms of the Securitization and no available borrowing capacity, before giving effect to the $10 million increase in borrowing capacity effective in April, 2018 pursuant to the terms of the sixth amendment.

As of March 31, 2018, we had combined aggregate principal of $1.4 billion from the following senior secured notes:

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

At March 31, 2018, the carrying value and fair value of our debt were each approximately $3.9 billion.  At December 31, 2017, the carrying value and fair value of our debt were approximately $4.0 billion and $4.1 billion, respectively.  The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was approximately 43% at March 31, 2018 and 45% at December 31, 2017.

We expect to finance all capital expenditures and acquisitions, pay dividends and potentially repurchase shares of our common stock utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing revolving credit facility or through refinancing the existing revolving credit agreement; (ii) the issuance of other long-term debt, and/or; (iii) the issuance of equity. We believe that our operating cash flows, cash and cash equivalents, available borrowing capacity under our $800 million revolving credit facility and $450 million accounts receivable securitization program, as well as access to the capital markets, provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months. However, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2018, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2017.

As of March 31, 2018 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $117 million consisting of: (i) $108 million related to our self-insurance programs, and; (ii) $9 million of other debt and public utility guarantees.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended March 31, 2018. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.   Controls and Procedures

As of March 31, 2018, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration (“AHCA”) subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the Medicare suspension remains in effect. In June 2017, AHCA advised that while they were maintaining the suspension for dual eligible and cross-over Medicare beneficiaries, the Medicaid payment suspension was lifted effective June 27, 2017. We cannot predict if and/or when the facility’s remaining suspended payments will resume in total. From inception through March 31, 2018, the aggregate funds withheld from us in connection with the River Point Behavioral Health payment suspension amounted to approximately $10 million. Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during the three-month period ended March 31, 2018 or the year ended December 31, 2017, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

The DOJ has advised us that the civil aspect of the coordinated investigation referenced above is a False Claims Act investigation focused on billings submitted to government payors in relation to services provided at those facilities. During the first quarter of 2018, we recorded a $13 million pre-tax increase to the reserve established in connection with the civil aspects of these matters increasing the aggregate pre-tax reserve to $35 million. Changes in the reserve may be required in future periods as discussions with the DOJ continue and additional information becomes available. We cannot predict the ultimate resolution of these matters and therefore can provide no assurance that final amounts paid in settlement or otherwise, if any, or associated costs, will not differ materially from our established reserve.

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

Shareholder Derivative Cases

In March 2017, a shareholder derivative suit was filed by plaintiff David Heed in the Court of Common Pleas of Philadelphia County. A notice of removal to the United States District Court for the Eastern District of Pennsylvania was filed (Case No. 2:17-cv-01476-LS). Plaintiff filed a motion to remand. In December 2017, the Court denied plaintiff’s motion to remand and has retained the case in federal court. The suit alleges breaches of fiduciary duties and other allegedly wrongful conduct by the members of the Board of Directors and certain officers of Universal Health Services, Inc. relating to practices at our behavioral health facilities. UHS has been named as a nominal defendant in the case.  In May, June and July 2017, additional shareholder derivative suits were filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in those cases are: Central Laborers’ Pension Fund (Case No. 17-cv-02187-LS); Firemen’s Retirement System of St. Louis (Case No. 17—cv-02317-LS); Waterford Township Police & Fire Retirement System (Case No. 17-cv-02595-LS); and Amalgamated Bank Longview Funds (Case No. 17-cv-03404-LS). The Fireman’s Retirement System case has since been voluntarily dismissed. The federal court has consolidated all of the cases pending in the Eastern District of Pennsylvania and has appointed Amalgamated Bank Longview Funds as the lead plaintiff and their counsel as lead counsel. In addition, a shareholder derivative case was filed in Chancery Court in Delaware by the Delaware County Employees’ Retirement Fund (Case No. 2017-0475-JTL). In December 2017, the Chancery Court stayed this case pending resolution of other contemporaneous matters. These additional cases make substantially similar allegations and claims based upon alleged violations of federal securities laws as well common law causes of action against the individual defendants. All of these additional cases have also named members of the UHS Board of Directors as well as certain officers of the Company.  The defendants deny liability and intend to defend these cases vigorously.  At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with these matters.

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

Item 1A.   Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2017 includes a listing of risk factors to be considered by investors in our securities. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In February, 2016, our Board of Directors authorized a $400 million increase to our stock repurchase program, which increased the aggregate authorization to $800 million from the previous $400 million authorization approved during the third quarter of 2014. In November, 2017, our Board of Directors authorized an additional $400 million increase in our stock repurchase program, which increased the aggregate authorization to $1.2 billion from the previous $800 million authorization as mentioned above.  Pursuant to this program, we may purchase shares of our Class B Common Stock, from time to time as conditions allow, on the open market or in negotiated private transactions.

There is no expiration date for our stock repurchase program. As reflected below, during the three-month period ended March 31, 2018,  41,938 shares ($4.6 million in the aggregate) were repurchased pursuant to the terms of our stock repurchase program and 41,337 shares were repurchased in connection with income tax withholding obligations resulting from the exercise of stock options and the vestings of restricted stock grants.

During the period of January 1, 2018 through March 31, 2018, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid for shares purchased as part of publicly announced program (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands)
January, 2018	—	68,724	—	N/A	41,938	$109.66	$4,599	—	$359,061
February, 2018	—	271	—	N/A	—	$-	$-	—	$359,061
March, 2018	—	14,280	—	N/A	—	$-	$-	—	$359,061
Total January through March, 2018	—	83,275	—	N/A	41,938	$109.66	$4,599

Dividends

During the quarter ended March 31, 2018, we declared and paid dividends of $.10 per share.

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

Universal Health Services, Inc.
(Registrant)

Date: May 9, 2018	/s/ Alan B. Miller
Alan B. Miller, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton, Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)