Form 10-Q
period 2018-06-30
UNIVERSAL HEALTH SERVICES INC
filed 2018-08-08
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of July 31, 2018:

Class A	6,577,100
Class B	86,088,126
Class C	661,688
Class D	18,673

UNIVERSAL HEALTH SERVICES, INC.

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2018. This Report modifies and supersedes documents filed prior to this Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Report.

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

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net revenues before provision for doubtful accounts		$2,827,709		$5,653,181
Less: Provision for doubtful accounts		215,353		427,967
Net revenues	$2,681,353	2,612,356	$5,368,869	5,225,214
Operating charges:
Salaries, wages and benefits	1,305,974	1,236,294	2,606,122	2,474,258
Other operating expenses	624,484	632,193	1,245,303	1,239,553
Supplies expense	289,733	274,539	582,662	552,153
Depreciation and amortization	109,581	113,112	222,684	223,910
Lease and rental expense	27,119	26,027	53,822	51,216
	2,356,891	2,282,165	4,710,593	4,541,090
Income from operations	324,462	330,191	658,276	684,124
Interest expense, net	38,000	35,920	75,576	71,427
Other (income) expense, net	(15,308)	-	(15,308)	-
Income before income taxes	301,770	294,271	598,008	612,697
Provision for income taxes	71,059	103,883	138,628	211,782
Net income	230,711	190,388	459,380	400,915
Less: Net income attributable to noncontrolling interests	4,659	4,994	9,496	9,466
Net income attributable to UHS	$226,052	$185,394	$449,884	$391,449

Basic earnings per share attributable to UHS	$2.40	$1.93	$4.78	$4.06
Diluted earnings per share attributable to UHS	$2.39	$1.91	$4.76	$4.03

Weighted average number of common shares - basic	93,842	96,247	94,034	96,416
Add: Other share equivalents	439	795	448	791
Weighted average number of common shares and equivalents - diluted	94,281	97,042	94,482	97,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$230,711	$190,388	$459,380	$400,915
Other comprehensive income (loss):
Unrealized derivative gains (losses) on cash flow hedges	(545)	(129)	1,579	2,937
Foreign currency translation adjustment	1,184	1,713	(3,157)	8,949
Other	(2,367)	3,066	-	4,160
Other comprehensive income (loss) before tax	(1,728)	4,650	(1,578)	16,046
Income tax expense (benefit) related to items of other comprehensive income (loss)	(1,452)	1,095	(375)	2,646
Total other comprehensive income (loss), net of tax	(276)	3,555	(1,203)	13,400
Comprehensive income	230,435	193,943	458,177	414,315
Less: Comprehensive income attributable to noncontrolling interests	4,659	4,994	9,496	9,466
Comprehensive income attributable to UHS	$225,776	$188,949	$448,681	$404,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$76,886	$74,423
Accounts receivable, net	1,557,298	1,500,898
Supplies	140,797	136,177
Other current assets	105,546	86,504
Total current assets	1,880,527	1,798,002

Property and equipment	8,281,347	7,921,126
Less: accumulated depreciation	(3,528,248)	(3,349,289)
	4,753,099	4,571,837
Other assets:
Goodwill	3,815,203	3,825,157
Deferred charges	8,081	9,787
Deferred income taxes	2,967	3,007
Other	609,540	554,038
Total Assets	$11,069,417	$10,761,828

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$126,302	$545,619
Accounts payable and accrued liabilities	1,321,049	1,284,081
Federal and state taxes	193	18,334
Total current liabilities	1,447,544	1,848,034

Other noncurrent liabilities	311,518	306,304
Long-term debt	3,864,162	3,494,390
Deferred income taxes	49,642	54,962

Redeemable noncontrolling interests	6,341	6,702

Equity:
UHS common stockholders’ equity	5,317,583	4,989,514
Noncontrolling interest	72,627	61,922
Total equity	5,390,210	5,051,436
Total Liabilities and Stockholders’ Equity	$11,069,417	$10,761,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Six months ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$459,380	$400,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	222,716	223,910
Stock-based compensation expense	34,716	29,053
Gain on sale of assets and businesses	(2,513)	0
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(64,055)	941
Accrued interest	199	211
Accrued and deferred income taxes	(42,540)	(5,529)
Other working capital accounts	8,977	(93,715)
Other assets and deferred charges	(14,144)	(19,723)
Other	18,876	(23,411)
Accrued insurance expense, net of commercial premiums paid	46,255	58,903
Payments made in settlement of self-insurance claims	(38,606)	(37,759)
Net cash provided by operating activities	629,261	533,796

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(370,252)	(262,452)
Acquisition of property and businesses	(20,931)	(19,610)
Proceeds received from sales of assets and businesses	13,502	0
Costs incurred for purchase and implementation of information technology applications	(24,087)	(19,448)
Decrease (increase) in capital reserves of commercial insurance subsidiary	100	(3,000)
Investment in, and advances to, joint venture	(14,059)	0
Net cash used in investing activities	(415,727)	(304,510)

Cash Flows from Financing Activities:
Reduction of long-term debt	(82,470)	(45,675)
Additional borrowings	30,500	21,600
Financing costs	(754)	0
Repurchase of common shares	(134,784)	(147,463)
Dividends paid	(18,804)	(19,280)
Issuance of common stock	4,959	4,927
Profit distributions to noncontrolling interests	(7,914)	(11,430)
Net cash used in financing activities	(209,267)	(197,321)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,138)	938

Increase in cash, cash equivalents and restricted cash	3,129	32,903
Cash, cash equivalents and restricted cash, beginning of period	167,297	121,950
Cash, cash equivalents and restricted cash, end of period	$170,426	$154,853

Supplemental Disclosures of Cash Flow Information:
Interest paid	$70,890	$66,765
Income taxes paid, net of refunds	$182,130	$216,214
Noncash purchases of property and equipment	$91,742	$63,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended June 30, 2018. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At June 30, 2018, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.  We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $900,000 during each of the three-month periods ended June 30, 2018 and 2017, respectively, and approximately $1.9 million and $1.7 million during the six-month periods ended June 30, 2018 and 2017, respectively.

Our pre-tax share of income from the Trust was approximately $590,000 and $236,000 during the three-month periods ended June 30, 2018 and 2017, respectively, and approximately $874,000 and $2.1 million during the six-month periods ended June 30, 2018 and 2017, respectively.  Included in our share of the Trust’s income for the six months ended June 30, 2018, is income realized by the Trust in connection hurricane-related insurance proceeds received in connection with the damage sustained from Hurricane Harvey in August, 2017. Included in our share of the Trust’s income for the six months ended June 30, 2017, was a gain realized by the Trust in connection with the divestiture of property that was completed during the first quarter of 2017. The carrying value of this investment was approximately $8.6 million and $8.2 million at June 30, 2018 and December 31, 2017, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $50.4 million at June 30, 2018 and $59.2 million at December 31, 2017, based on the closing price of the Trust’s stock on the respective dates.

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

Total rent expense under the operating leases on the three hospital facilities reflected in the table below was approximately $4 million during each of the three months ended June 30, 2018 and 2017, and approximately $8 million for each of the six-month periods ended June 30, 2018 and 2017. Pursuant to the terms of the three hospital leases with the Trust, we have the option to renew the leases at the lease terms described above and below by providing notice to the Trust at least 90 days prior to the termination of the then current term. We also have the right to purchase the respective leased hospitals at the end of the lease terms or any renewal terms at their appraised fair market value as well as purchase any or all of the three leased hospital properties at the appraised fair market value upon one month’s notice should a change of control of the Trust occur. In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

During the second quarter of 2018, we exercised our 5-year renewal option on McAllen Medical Center which extended the lease term on this facility, at the existing lease rate, through December, 2026.

The table below details the renewal options and terms for each of our three acute care hospital facilities leased from the Trust:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2026	5(a)
Wellington Regional Medical Center	$3,030,000	December, 2021	10(b)
Southwest Healthcare System, Inland Valley Campus	$2,648,000	December, 2021	10(b)

(a)	We have one 5-year renewal option at existing lease rates (through 2031).
(b)	We have two 5-year renewal options at fair market value lease rates (2022 through 2031).

In addition, certain of our subsidiaries are tenants in several medical office buildings and two FEDs owned by the Trust or by limited liability companies in which the Trust holds 95% to 100% of the ownership interest.

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of Alan B. Miller (our chief executive officer (“CEO”)) and his wife. As a result of these agreements, as amended in October, 2016, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $28 million in premiums, and certain trusts owned by our CEO, would pay approximately $9 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than approximately $37 million representing the $28 million of aggregate premiums paid by us as well as the $9 million of aggregate premiums paid by the trusts. In connection with these policies, we paid approximately $1.1 million, net, and $1.2 million, net, in premium payments during each of the 2018 and 2017 years, respectively.

In August, 2015, Marc D. Miller, our President and member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance.  During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO. Also in connection with this GPO agreement, we received shares of restricted stock of Premier which vest ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO.  We have elected to retain a portion of the previously vested shares of Premier, the market value of which is included in other assets on our consolidated balance sheet.  Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier on which the restrictions have lapsed was $41 million as of June 30, 2018 and $33 million as of December 31, 2017. In connection with our 2018 adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, since our vested shares of Premier are held for investment and classified as available for sale, the $8 million increase in market value of these shares since December 31, 2017 was recorded as an unrealized gain and included in “Other (income) expense, net” on our condensed consolidated statements of income for the six-month period ended June 30, 2018.  Prior to 2018, changes in the market value of our vested Premier stock were recorded to other comprehensive income/loss on our consolidated balance sheet.

A member of our Board of Directors and member of the Executive Committee and Finance Committee is a partner in Norton Rose Fulbright US LLP, a law firm engaged by us for a variety of legal services. This Board member and his law firm also provide personal legal services to our CEO and acts as trustee of certain trusts for the benefit of our CEO and his family.

(3) Other Noncurrent liabilities and Redeemable/Noncontrolling Interests

Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves, pension and deferred compensation liabilities, and liabilities incurred in connection with split-dollar life insurance agreements on the lives of our chief executive officer and his wife.

As of June 30, 2018, outside owners held noncontrolling, minority ownership interests of: (i) 20% in an acute care facility located in Washington, D.C.; (ii) approximately 11% in an acute care facility located in Texas; (iii) 20% and 30% in two behavioral health care facilities located in Pennsylvania and Ohio, respectively; (iv) approximately 5% in an acute care facility located in Nevada, and; (v) approximately 20% in an under-construction behavioral health care facility located in Spokane, Washington with an expected October

2018 opening. The noncontrolling interest and redeemable noncontrolling interest balances of $73 million and $6 million, respectively, as of June 30, 2018, consist primarily of the third-party ownership interests in these hospitals.

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

(4) Treasury

Debt:

On June 7, 2016, we entered into a  Fifth Amendment (the “Fifth Amendment”) to our credit agreement dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012, May 16, 2013 and August 7, 2014, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders (“Credit Agreement”). The Fifth Amendment increased the size of the term loan A facility by $200 million and those proceeds were utilized to repay outstanding borrowings under the revolving credit facility of the Credit Agreement. The Credit Agreement, as amended, which is scheduled to mature in August, 2019, consists of: (i) an $800 million revolving credit facility ($366 million of borrowings outstanding as of June 30, 2018), and; (ii) a term loan A facility with $1.731 billion of borrowings outstanding as of June 30, 2018.

Borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit and term loan A borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit and term loan A borrowings. As of June 30, 2018, the applicable margins were 0.50% for ABR-based loans and 1.50% for LIBOR-based loans under the revolving credit and term loan-A facilities.

As of June 30, 2018, we had $366 million of borrowings outstanding pursuant to the terms of our $800 million revolving credit facility and we had $365 million of available borrowing capacity net of $34 million of outstanding letters of credit and $35 million of outstanding borrowings pursuant to a short-term, on demand-credit facility. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, real estate assets and assets held in joint-ventures with third-parties) and our material subsidiaries and guaranteed by our material subsidiaries.

Pursuant to the terms of the Credit Agreement, term loan A quarterly installment payments of approximately $22 million commenced during the fourth quarter of 2016 and are scheduled through June, 2019.  Previously, approximately $11 million of quarterly installment payments were made from the fourth quarter of 2014 through the third quarter of 2016.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of June 30, 2018.

In late April, 2018, we entered into the sixth amendment to our accounts receivable securitization program (“Securitization”), dated as of October 27, 2010 with a group of conduit lenders, liquidity banks, and PNC Bank, National Association, as administrative agent, which provides for borrowings outstanding from time to time by certain of our subsidiaries in exchange for undivided security interests in their respective accounts receivable. The sixth amendment, among other things, extended the term of the Securitization program through April 26, 2021 and increased the borrowing capacity to $450 million (from $440 million previously). Although the program fee and certain other fees were adjusted in connection with the sixth amendment, substantially all other provisions of the Securitization program remained unchanged.  Pursuant to the terms of our Securitization program, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At June 30, 2018, we had $450 million of outstanding borrowings pursuant to the terms of the Securitization and no available borrowing capacity.

As of June 30, 2018, we had combined aggregate principal of $1.4 billion from the following senior secured notes:

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

At June 30, 2018, the carrying value and fair value of our debt were each approximately $4.0 billion.  At December 31, 2017, the carrying value and fair value of our debt were approximately $4.0 billion and $4.1 billion, respectively.  The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during the first six months of 2018 and the full year of 2017 and determined the hedges to be highly effective. We also determined that any portion of the hedges deemed to be ineffective was de minimis and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. We do not anticipate nonperformance by our counterparties. We do not hold or issue derivative financial instruments for trading purposes.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from our counterparties.  We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At June 30, 2018, the fair value of our interest rate swaps was a net asset of $8 million which is included in net accounts receivable on the accompanying balance sheet.  At December 31, 2017, the fair value of our interest rate swaps was a net asset of $7 million, $4 million of which is included in net accounts receivable and $3 million of which is included in other assets on the accompanying consolidated balance sheet.

Foreign Currency Forward Exchange Contracts:

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. The cash flows from these contracts are reported as operating activities in the consolidated statements of cash flows. In connection with these forward exchange contracts, we recorded net cash inflows of $22 million during the six-month period ended June 30, 2018 and net cash outflows of $42 million during the six-month period ended June 30, 2017.

Cash, Cash Equivalents and Restricted Cash:

Cash, cash equivalents, and restricted cash as reported in the condensed consolidated statements of cash flows are presented separately on our condensed consolidated balance sheets as follow (in thousands):

	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$76,886	$74,423
Restricted cash (a)	93,540	92,874
Total cash, cash equivalents and restricted cash	$170,426	$167,297

(a) Restricted cash is included in other assets on the accompanying consolidated balance sheet.

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

As of June 30, 2018, the total accrual for our professional and general liability claims was $235 million, of which $48 million was included in current liabilities. As of December 31, 2017, the total accrual for our professional and general liability claims was $229 million, of which $54 million was included in current liabilities.  Our consolidated results of operations for the three and six-month periods ended June 30, 2018 were not materially impacted by adjustments to our prior year reserves for professional and general liability claims.  Included in our financial results during the three and six-month periods ended June 30, 2017, pursuant to a reserve analysis which indicated unfavorable changes in our estimated future claims payments relating to prior years, we recorded a $15 million increase to our professional and general liability self-insurance reserves.

As of June 30, 2018 and December 31, 2017, the total accrual for our workers’ compensation liability claims was $71 million and $70 million, respectively, of which $35 million is included in current liabilities as of each date.

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

Other

Our accounts receivable as of June 30, 2018 and December 31, 2017 include amounts due from Illinois of approximately $22 million and $25 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $14 million as of June 30, 2018 and $8 million as of December 31, 2017, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. Although the accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due to us from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

As of June 30, 2018 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $115 million consisting of: (i) $108 million related to our self-insurance programs, and; (ii) $7 million of other debt and public utility guarantees.

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

In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration (“AHCA”) subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the Medicare suspension remains in effect. In June 2017, AHCA advised that while they were maintaining the suspension for dual eligible and cross-over Medicare beneficiaries, the Medicaid payment suspension was lifted effective June 27, 2017. We cannot predict if and/or when the facility’s remaining suspended payments will resume in total. From inception through June 30, 2018, the aggregate funds withheld from us in connection with the River Point Behavioral Health payment suspension amounted to approximately $9 million. Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during the three and six-month periods ended June 30, 2018, or the year ended December 31, 2017, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

The DOJ has advised us that the civil aspect of the coordinated investigation referenced above is a False Claims Act investigation focused on billings submitted to government payors in relation to services provided at those facilities. While there have been various matters raised by DOJ during the pendency of this investigation, DOJ Civil has advised that the focus of their investigation is on medical necessity issues and billing for services not eligible for payment due to non-compliance with regulatory requirements relating to, among other things, admission eligibility, discharge decisions, length of stay and patient care issues. It is our understanding that the DOJ Criminal Fraud Section is investigating issues similar to those focused on by DOJ Civil and the other related agencies involved in this matter. UHS denies any fraudulent billings were submitted to government payors; however, we are involved in settlement discussions with the DOJ Civil Division in an attempt to resolve this matter. We recorded pre-tax increases to the  to the reserve established in connection with the civil aspects of these matters amounting to $9 million during the second quarter of 2018, and $22 million during the first six months of 2018, increasing the aggregate pre-tax reserve to $43 million as of June 30, 2018. Changes in the reserve may be required in future periods as discussions with the DOJ continue and additional information becomes available. We cannot predict the ultimate resolution of these matters and therefore can provide no assurance that final amounts paid in settlement or otherwise, if any, or associated costs, will not differ materially from our established reserve.

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

Shareholder Class Action

In December 2016 a purported shareholder class action lawsuit was filed in U.S. District Court for the Central District of California against UHS and certain UHS officers alleging violations of the federal securities laws. The case was originally filed as Heed v. Universal Health Services, Inc. et. al. (Case No. 2:16-CV-09499-PSG-JC). The court subsequently appointed Teamsters Local 456 Pension Fund and Teamsters Local 456 Annuity Fund to serve as lead plaintiffs.  The case has been transferred to the U.S. District Court for the Eastern District of Pennsylvania and the style of the case has been changed to Teamsters Local 456 Pension Fund, et. al. v. Universal Health Services, Inc. et. al. (Case No. 2:17-CV-02817-LS). In September, 2017, Teamsters Local 456 Pension Fund filed an amended complaint. The amended class action complaint alleges violations of federal securities laws relating to disclosures made in public filings associated with alleged practices and operations at our behavioral health facilities.  Plaintiffs seek monetary damages for shareholders during the defined class period as a result of the decrease in share price following various public disclosures or reports. In December 2017, we filed a motion to dismiss the amended complaint. We deny liability and intend to defend ourselves vigorously. At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

Shareholder Derivative Cases

In March 2017, a shareholder derivative suit was filed by plaintiff David Heed in the Court of Common Pleas of Philadelphia County. A notice of removal to the United States District Court for the Eastern District of Pennsylvania was filed (Case No. 2:17-cv-01476-LS). Plaintiff filed a motion to remand. In December 2017, the Court denied plaintiff’s motion to remand and has retained the case in federal court. In May, June and July 2017, additional shareholder derivative suits were filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in those cases are: Central Laborers’ Pension Fund (Case No. 17-cv-02187-LS); Firemen’s Retirement System of St. Louis (Case No. 17—cv-02317-LS); Waterford Township Police & Fire Retirement System (Case No. 17-cv-02595-LS); and Amalgamated Bank Longview Funds (Case No. 17-cv-03404-LS). The Fireman’s Retirement System case has since been voluntarily dismissed. The federal court has consolidated all of the cases pending in the Eastern District of Pennsylvania and has appointed Amalgamated Bank Longview Funds as the lead plaintiff and their counsel as lead counsel.  We are awaiting the filing of a consolidated complaint from designated lead counsel. In addition, a shareholder derivative case was filed in Chancery Court in Delaware by the Delaware County Employees’ Retirement Fund (Case No. 2017-0475-JTL). In December 2017, the Chancery Court stayed this case pending resolution of other contemporaneous matters. Each of these cases have named certain current and former members of the Board of Directors individually and certain officers of Universal Health Services, Inc. as defendants.  UHS has also been named as a nominal defendant in these cases. The derivative cases make substantially similar allegations and claims as the shareholder class action relating to practices at our behavioral health facilities and board and corporate oversight of these facilities as well as claims relating to the stock trading by the individual defendants and company repurchase of shares during the relevant time period. The cases make claims of breaches of fiduciary duties by the named board members and officers; alleged violations of federal securities laws; and common law causes of action against the individual defendants including unjust enrichment, corporate waste, abuse of control, constructive fraud and gross mismanagement. The cases seek monetary damages allegedly incurred by the company; restitution and disgorgement of profits, benefits and other compensation from the individual defendants and various forms of equitable relief relating to corporate governance matters. The defendants deny liability and intend to defend these cases vigorously. At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with these matters.

Chowdary v. Universal Health Services, Inc., et. al.

This is a lawsuit filed in 1999 in state court in Hidalgo County, Texas by a physician and his professional associations alleging tortious interference with contractual relationships and retaliation against McAllen Medical Center in McAllen, Texas as well as Universal Health Services, Inc. The state court has entered a summary judgment order awarding plaintiff $3.85 million in damages.  With prejudgment interest, the total amount of the order amounts to approximately $9 million, for which a reserve is included in our financial statements as of both June 30, 2018 and December 31, 2017. A trial on punitive damages, emotional distress and attorneys’ fees remains to be conducted if the summary judgment order is not vacated.  The case has been removed to federal court. Plaintiffs filed a motion to remand. In February 2018, the federal court denied plaintiffs’ motion to remand and retained the case in federal court. Plaintiffs filed a writ of mandamus with the 5th Circuit Court of Appeals seeking to overturn the federal court’s decision denying remand. The 5th Circuit denied Plaintiffs’ writ of mandamus. We have filed a motion for reconsideration of state court’s summary judgment order in the federal court proceeding.

Disproportionate Share Hospital Payment Matter:

In late September, 2015, many hospitals in Pennsylvania, including seven of our behavioral health care hospitals located in the state, received letters from the Pennsylvania Department of Human Services (the “Department”) demanding repayment of allegedly excess Medicaid Disproportionate Share Hospital payments (“DSH”) for the federal fiscal year (“FFY”) 2011 amounting to approximately $4 million in the aggregate. Since that time, we have received similar requests for repayment for alleged DSH overpayments for FFYs 2012 and 2013. For FFY 2012, the claimed overpayment amounts to approximately $4 million.  For FFY 2013, the claimed overpayments were initially approximately $7 million but have since been reduced to approximately $2 million due to a change in the Department’s calculations of the hospital specific DSH upper payment limit. We filed administrative appeals for all of our facilities contesting the recoupment efforts for FFYs 2011 through 2013 as we believe the Department’s calculation methodology is inaccurate and conflicts with applicable federal and state laws and regulations. The Department has agreed to postpone the recoupment of the state’s share of the DSH payments until all hospital appeals are resolved but started recoupment of the federal share.  The Department will likely make similar repayment demand for FFY 2014. Due to a change in the Pennsylvania Medicaid State Plan and implementation of a CMS-approved Medicaid Section 1115 Waiver, we do not believe the methodology applied by the Department to FFYs 2011 through 2013 is applicable to reimbursements received for Medicaid services provided after January 1, 2015 by our behavioral health care facilities located in Pennsylvania. We can provide no assurance that we will ultimately be successful in our legal and administrative appeals related to the Department’s repayment demands.  If our legal and administrative appeals are unsuccessful, our future consolidated results of operations and financial condition could be adversely impacted by these repayments.

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

	Three months ended June 30, 2018
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$6,164,010	$2,448,894	$0	$8,612,904
Gross outpatient revenues	$3,760,326	$267,537	$0	$4,027,863
Total net revenues	$1,403,991	$1,274,083	$3,279	$2,681,353
Income/(loss) before allocation of corporate overhead and income taxes	$162,015	$261,444	$(121,689)	$301,770
Allocation of corporate overhead	$(49,902)	$(40,246)	$90,148	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$112,113	$221,198	$(31,541)	$301,770
Total assets as of June 30, 2018	$3,971,106	$6,746,272	$352,039	$11,069,417

	Six months ended June 30, 2018
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$12,525,776	$4,851,152	$0	$17,376,928
Gross outpatient revenues	$7,474,987	$522,718	$0	$7,997,705
Total net revenues	$2,849,623	$2,512,079	$7,167	$5,368,869
Income/(loss) before allocation of corporate overhead and income taxes	$365,726	$500,192	$(267,910)	$598,008
Allocation of corporate overhead	$(99,793)	$(80,578)	$180,371	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$265,933	$419,614	$(87,539)	$598,008
Total assets as of June 30, 2018	$3,971,106	$6,746,272	$352,039	$11,069,417

	Three months ended June 30, 2017
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$5,430,997	$2,249,135	$0	$7,680,132
Gross outpatient revenues	$3,286,930	$257,312	$0	$3,544,242
Total net revenues	$1,366,457	$1,242,561	$3,338	$2,612,356
Income/(loss) before allocation of corporate overhead and income taxes	$157,877	$252,146	$(115,752)	$294,271
Allocation of corporate overhead	$(45,675)	$(39,653)	$85,328	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$112,202	$212,493	$(30,424)	$294,271
Total assets as of June 30, 2017	$3,754,983	$6,541,328	$256,176	$10,552,487

	Six months ended June 30, 2017
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$11,028,847	$4,432,137	$0	$15,460,984
Gross outpatient revenues	$6,581,107	$503,772	$0	$7,084,879
Total net revenues	$2,756,004	$2,460,683	$8,527	$5,225,214
Income/(loss) before allocation of corporate overhead and income taxes	$345,681	$504,077	$(237,061)	$612,697
Allocation of corporate overhead	$(91,351)	$(79,314)	$170,665	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$254,330	$424,763	$(66,396)	$612,697
Total assets as of June 30, 2017	$3,754,983	$6,541,328	$256,176	$10,552,487

(a)

Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $119 million and $106 million for the three-month periods ended June 30, 2018 and 2017, respectively, and approximately $234 million and $206 million for the six-month periods ended June 30, 2018 and 2017 respectively. Total assets at our U.K. behavioral health care facilities were approximately $1.123 billion and $1.028 billion as of June 30, 2018 and 2017, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for classes A, B, C and D common stockholders for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Basic and Diluted:
Net income attributable to UHS	$226,052	$185,394	$449,884	$391,449
Less: Net income attributable to unvested restricted share grants	(392)	(82)	(496)	(176)
Net income attributable to UHS – basic and diluted	$225,660	$185,312	$449,388	$391,273

Weighted average number of common shares - basic	93,842	96,247	94,034	96,416
Net effect of dilutive stock options and grants based on the treasury stock method	439	795	448	791
Weighted average number of common shares and equivalents - diluted	94,281	97,042	94,482	97,207
Earnings per basic share attributable to UHS:	$2.40	$1.93	$4.78	$4.06
Earnings per diluted share attributable to UHS:	$2.39	$1.91	$4.76	$4.03

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 7.6 million for the three months ended June 30, 2018 and 5.3 million for the six months ended June 30, 2018.  The excluded weighted-average stock options totaled 3.0 million for the three months ended June 30, 2017 and 4.4 million for the six months ended June 30, 2017.  All classes of our common stock have the same dividend rights.

Stock-Based Compensation:

During the three-month periods ended June 30, 2018 and 2017, pre-tax compensation cost of $13.6 million and $13.0 million, respectively, was recognized related to outstanding stock options. During the six-month periods ended June 30, 2018 and 2017, compensation costs of $32.5 million and $27.9 million, respectively, was recognized related to outstanding stock options. In addition, during the three-month periods ended June 30, 2018 and 2017, pre-tax compensation cost of approximately $1.2 million and $448,000 (net of cancellations), respectively, was recognized related to restricted stock. During the six-month periods ended June 30, 2018 and

2017, compensation costs of approximately $1.7 million and $599,000 (net of cancellations), respectively, was recognized related to restricted stock. As of June 30, 2018 there was approximately $141.0 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 2.9 years. There were 2,479,278 stock options granted (net of cancellations) during the first six months of 2018 with a weighted-average grant date fair value of $28.17 per share.  There were 136,446 shares of restricted shares granted (net of cancellations) during the first six months of 2018 with a weighted-average grant date fair value of $119.44 per share.

The expense associated with stock-based compensation arrangements is a non-cash charge. In the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $34.7 million and $29.1 million during the six-month periods ended June 30, 2018 and 2017, respectively.

(8) Dispositions and acquisitions

Six-month period ended June 30, 2018:

Acquisitions:

During the first six months of 2018, we paid approximately $21 million to acquire businesses and property consisting primarily of the acquisition of a 109-bed behavioral health care facility located in Gulfport, Mississippi (acquired during the first quarter).

Divestitures:

During the first six months of 2018, we received an aggregate of approximately $14 million resulting primarily from the required divestiture of The Limes, an 18-bed behavioral health care facility located in the U.K., as well as the divestiture of the real property of a previously closed behavioral health care facility.  The divestiture of The Limes was completed pursuant to the final ruling of The Competition and Markets Authority’s (“CMA”) Phase 2 investigation in connection with our acquisition of Cambian Group, PLC’s adult services’ division during the fourth quarter of 2016.

Subsequent Event:

In July, 2018, we acquired The Danshell Group located in the U.K., consisting of 25 behavioral health care facilities with an aggregate of 288 beds, for a purchase price of approximately $92 million. Given the nature and terms of this acquisition, we do not believe it will be subject to regulatory review in the U.K.  However, we can provide no assurance that the CMA will not review the transaction.

Six-month period ended June 30, 2017:

Acquisitions:

During the first six months of 2017, we paid approximately $20 million to acquire various property assets.

Divestitures:

During the first six months of 2017, there were no divestitures.

(9) Dividends

We declared and paid dividends of $9.4 million, or $.10 per share, during the second quarter of 2018 and $9.7 million or $.10 per share during the second quarter of 2017. We declared and paid dividends of $18.8 million and $19.3 million during the six-month periods ended June 30, 2018 and 2017, respectively.

(10) Income Taxes

Our effective income tax rates were 23.5% and 35.3% during the three-month periods ended June 30, 2018 and 2017, respectively, and 23.2% and 34.6% during the six-month periods ended June 30, 2018 and 2017, respectively. The decreases in the effective tax rates during the three and six-month periods ended June 30, 2018, as compared to the comparable periods in 2017, were primarily due to the Tax Cuts and Jobs Act of 2017 (the “TCJA-17”), which reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.  Partially offsetting the favorable impact of the TCJA-17 during the 2018 periods, as compared to the comparable 2017 periods, were unfavorable changes of $1 million during the three-month period ended June 30, 2018 and $6 million during the six-month period ended June 30, 2018, resulting from our January 1, 2017 adoption of ASU 2016-09,“Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The adoption of ASU 2016-09 resulted in no significant impact to our provision for income taxes during the second quarter of 2018, as compared to a $1 million reduction during the second quarter of 2017, and decreased our provision for income taxes by $2 million during the first six months of 2018 as compared to an $8 million decrease during the first six months of 2017.

The TCJA-17 enacted on December 22, 2017 makes broad and complex changes to the U.S. tax code, including, but not limited to, (1)

reducing the U.S. federal corporate tax rate from 35% to 21%; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations through the implementation of a territorial tax system; and (5) creating a new limitation on deductible interest expense.  Due to the complexities involved in accounting for the TCJA-17, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118"), which allows a measurement period of up to one year after the enactment date of the TCJA-17 to finalize the recording of the related tax impacts.  We applied the guidance in SAB 118 and at December 31, 2017, recorded provisional estimates to re-measure our deferred taxes using the new 21% rate ($30 million tax benefit) and to record an estimated transition tax ($11.3 million expense).  During the six months ended June 30, 2018, we have not made any additional measurement period adjustments related to the provisional estimates recorded at December 31, 2017.  However, we are continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the prescribed measurement period.

The global intangible low-taxed income (“GILTI”) provisions from the TCJA-17 require the inclusion of the earnings of certain foreign subsidiaries in excess of an acceptable rate of return on certain assets of the respective subsidiaries in our U.S. tax return for tax years beginning after December 31, 2017.  We recorded an estimate in our effective tax rate for the six months ended June 30, 2018.  Due to the complexities around the calculation we have not recorded any provisional deferred tax effects related to the GILTI tax and will not make an accounting policy election at this time with respect to deferred tax effects of GILTI for our consolidated financial statements six months ended June 30, 2018.

As of January 1, 2018, our unrecognized tax benefits were approximately $1 million. The amount, if recognized, that would favorably affect the effective tax rate is approximately $1 million. During the six months ended June 30, 2018, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of June 30, 2018, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for 2014 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months.  It is reasonably possible that the amount of uncertain tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

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

The performance obligation is separately identifiable from other promises in the customer contract. As the performance obligations are met (i.e.: room, board, ancillary services, level of care), revenue is recognized based upon allocated transaction price. The transaction price is allocated to separate performance obligations based upon the relative standalone selling price. In instances where we determine there are multiple performance obligations across multiple months, the transaction price will be allocated by applying an estimated implicit and explicit rate to gross charges based on the separate performance obligations.

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

		Balances
		Without
	As	Adoption	Effect
For the three months ended June 30, 2018:	Reported	ASC 606	of Change
Net Revenue before provision for doubtful accounts		$2,953,398
Less: Provision for doubtful accounts		276,160
Net Revenues	$2,681,353	$2,677,238	$4,115

Other operating expenses	$624,484	$620,369	$4,115

		Balances
		Without
	As	Adoption	Effect
For the six months ended June 30, 2018:	Reported	ASC 606	of Change
Net Revenue before provision for doubtful accounts		$5,884,925
Less: Provision for doubtful accounts		522,703
Net Revenues	$5,368,869	$5,362,222	$6,647

Other operating expenses	$1,245,303	$1,238,656	$6,647

We group our revenues into categories based on payment behaviors.  Each component has its own reimbursement structure which allows us to disaggregate the revenue into categories that share the nature and timing of payments.  The other patient revenue consists primarily of self-pay, government-funded non-Medicaid, and other.

The following table disaggregates our revenue by major source for the three and six month periods ended June 30, 2018 and 2017 (in thousands):

	For the three months ended June 30, 2018
	Acute Care		Behavioral Health		Other	Total
Medicare	$305,471	22%	$146,643	12%		$452,114	17%
Managed Medicare	174,196	12%	51,043	4%		225,239	8%
Medicaid	109,225	8%	175,966	14%		285,191	11%
Managed Medicaid	138,346	10%	247,276	19%		385,622	14%
Managed Care (HMO and PPOs)	512,631	37%	361,047	28%		873,678	33%
UK Revenue	0	0%	119,457	9%		119,457	4%
Other patient revenue	63,950	5%	121,392	10%		185,342	7%
Other non-patient revenue	100,172	7%	51,259	4%	3,279	154,710	6%
Total Net Revenue	$1,403,991	100%	$1,274,083	100%	$3,279	2,681,353	100%

	For the six months ended June 30, 2018
	Acute Care		Behavioral Health		Other	Total
Medicare	$661,228	23%	$289,170	12%		$950,398	18%
Managed Medicare	363,294	13%	96,038	4%		459,332	9%
Medicaid	219,004	8%	353,302	14%		572,306	11%
Managed Medicaid	268,285	9%	478,052	19%		746,337	14%
Managed Care (HMO and PPOs)	1,028,609	36%	719,109	29%		1,747,718	33%
UK Revenue	0	0%	234,198	9%		234,198	4%
Other patient revenue	110,840	4%	238,377	9%		349,217	7%
Other non-patient revenue	198,363	7%	103,833	4%	7,167	309,363	6%
Total Net Revenue	$2,849,623	100%	$2,512,079	100%	$7,167	5,368,869	100%

	For the three months ended June 30, 2017
	Acute Care		Behavioral Health		Other	Total
Medicare	$286,524	21%	$147,437	12%		$433,961	17%
Managed Medicare	150,510	11%	42,713	3%		193,223	7%
Medicaid	121,318	9%	182,678	15%		303,996	12%
Managed Medicaid	120,223	9%	223,219	18%		343,442	13%
Managed Care (HMO and PPOs)	474,876	35%	359,839	29%		834,715	32%
UK Revenue	0	0%	106,390	9%		106,390	4%
Other patient revenue	94,826	7%	120,211	10%		215,037	8%
Other non-patient revenue	118,180	9%	60,074	5%	3,338	181,592	7%
Total Net Revenue	$1,366,457	100%	$1,242,561	100%	$3,338	2,612,356	100%

	For the six months ended June 30, 2017
	Acute Care		Behavioral Health		Other	Total
Medicare	$614,461	22%	$294,082	12%		$908,543	17%
Managed Medicare	302,868	11%	79,387	3%		382,255	7%
Medicaid	218,180	8%	363,627	15%		581,807	11%
Managed Medicaid	247,518	9%	440,864	18%		688,382	13%
Managed Care (HMO and PPOs)	966,484	35%	715,177	29%		1,681,661	32%
UK Revenue	0	0%	206,412	8%		206,412	4%
Other patient revenue	167,049	6%	245,009	10%		412,058	8%
Other non-patient revenue	239,444	9%	116,125	5%	8,527	364,096	7%
Total Net Revenue	$2,756,004	100%	$2,460,683	100%	$8,527	5,225,214	100%

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

As of June 30, 2018, we owned and/or operated 327 inpatient facilities and 32 outpatient and other facilities including the following located in 37 states, Washington, D.C., the United Kingdom, Puerto Rico and the U.S. Virgin Islands:

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

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 52% during each of the three-month periods ended June 30, 2018 and 2017, respectively, and 53% during each of the six-month periods ended June 30, 2018 and 2017, respectively. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 48% of our consolidated net revenues during each of the three-month periods ended June 30, 2018 and 2017, respectively, and 47% during each of the six-month periods ended June 30, 2018 and 2017, respectively.

Our behavioral health care facilities located in the U.K. generated net revenues amounting to approximately $119 million and $106 million during the three-month periods ended June 30, 2018 and 2017, respectively, and $234 million and $206 million during the six-month periods ended June 30, 2018 and 2017, respectively.  Total assets at our U.K. behavioral health care facilities were approximately $1.123 billion as of June 30, 2018 and $1.098 billion as of December 31, 2017.

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

•

the outcome and the effects of known and unknown litigation, government investigations, false claim act allegations, and liabilities and other claims asserted against us and other matters as disclosed in Item 1. Legal Proceedings, and the effects of adverse publicity relating to such matters;

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
•

as discussed below in Sources of Revenue, we receive revenues from various state and county based programs, including Medicaid in all the states in which we operate (we receive Medicaid revenues in excess of $100 million annually from each of Texas, California, Washington, D.C., Nevada, Pennsylvania and Illinois); CMS-approved Medicaid supplemental programs in certain states including Texas, Mississippi, Illinois, Oklahoma, Nevada, Arkansas, California and Indiana, and; state Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations;

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payors but we also have smaller amounts due from other miscellaneous payors such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts the reported amounts in future periods for the provision for doubtful accounts and other accounts such as Medicaid pending. Although the patient’s ultimate eligibility determination may result in amounts being reclassified among these accounts from period to period, these reclassifications did not have a material impact on our results of operations during the three or six-month periods ended June 30, 2018 or 2017 since our facilities make estimates at each financial reporting period to reserve for amounts that are deemed to be uncollectible.

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

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three and six-month periods ended June 30, 2018 and 2017:

Uncompensated care:

Amounts in millions	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2018	%	2017	%	2018	%	2017	%
Charity care	$186	39%	$281	57%	$332	38%	$506	55%
Uninsured discounts	288	61%	211	43%	551	62%	408	45%
Total uncompensated care	$474	100%	$492	100%	$883	100%	$914	100%

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Amounts in millions	2018	2017	2018	2017
Estimated cost of providing charity care	$20	$37	$40	$68
Estimated cost of providing uninsured discounts related care	31	27	67	53
Estimated cost of providing uncompensated care	$51	$64	$107	$121

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

The total accrual for our professional and general liability claims and workers’ compensation claims was $306 million as of June 30, 2018, of which $83 million is included in current liabilities. The total accrual for our professional and general liability claims and workers’ compensation claims was $298 million as of December 31, 2017, of which $89 million is included in current liabilities.

Recent Accounting Standards: For a summary of accounting standards, please see Note 12 to the Consolidated Financial Statements, as included herein.

Results of Operations

Three-month periods ended June 30, 2018 and 2017:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended June 30, 2018 and 2017 (dollar amounts in thousands):

	Three months ended June 30, 2018		Three months ended June 30, 2017
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts			$2,827,709
Less: Provision for doubtful accounts			215,353
Net revenues	$2,681,353	100.0%	2,612,356	100.0%
Operating charges:
Salaries, wages and benefits	1,305,974	48.7%	1,236,294	47.3%
Other operating expenses	624,484	23.3%	632,193	24.2%
Supplies expense	289,733	10.8%	274,539	10.5%
Depreciation and amortization	109,581	4.1%	113,112	4.3%
Lease and rental expense	27,119	1.0%	26,027	1.0%
Subtotal-operating expenses	2,356,891	87.9%	2,282,165	87.4%
Income from operations	324,462	12.1%	330,191	12.6%
Interest expense, net	38,000	1.4%	35,920	1.4%
Other (income) expense, net	(15,308)	(0.6)%	-	—
Income before income taxes	301,770	11.3%	294,271	11.3%
Provision for income taxes	71,059	2.7%	103,883	4.0%
Net income	230,711	8.6%	190,388	7.3%
Less: Income attributable to noncontrolling interests	4,659	0.2%	4,994	0.2%
Net income attributable to UHS	$226,052	8.4%	$185,394	7.1%

Net revenues increased 2.6%, or $69 million, to $2.68 billion during the three-month period ended June 30, 2018 as compared to $2.61 billion during the second quarter of 2017. The net increase was primarily attributable to: (i) a $78 million or 3.1% increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods (which we refer to as “same facility”), partially offset by; (ii) $9 million of other combined net decreases due primarily to a $15 million Medicaid settlement included in net revenues during the second quarter of 2017 and the closure or restructuring of three behavioral health care facilities subsequent to the second quarter of 2017.

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $7 million to $302 million during the three-month period ended June 30, 2018 as compared to $294 million during the comparable quarter of 2017. The net increase in our income before income taxes during the second quarter of 2018, as compared to the comparable quarter of 2017, was due to:

•	an increase of $4 million at our acute care facilities as discussed below in Acute Care Hospital Services;
•	an increase of $9 million at our behavioral health care facilities, as discussed below in Behavioral Health Services;
•

a decrease of $9 million due to an increase recorded during the second quarter of 2018 to the reserve established in connection with the civil aspects of the government’s investigation of certain of our behavioral health care facilities (reserve increased to $43 million; see Item 1 - Legal Proceedings for additional disclosure);

•

an increase of $8 million from an unrealized gain recorded during the second quarter of 2018 resulting from an increase in the market value of shares of certain marketable securities held for investment and classified as available for sale;

•	a decrease of $2 million due to an increase in interest expense, as discussed below in Other Operating Results, and;
•	$3 million of other combined net decreases.

Net income attributable to UHS increased $41 million to $226 million during the three-month period ended June 30, 2018 as compared to $185 million during the comparable prior year quarter. Changes to our net income attributable to UHS during the second quarter of 2018, as compared to the comparable prior year quarter, included:

•	an increase of $7 million in income before income taxes, as discussed above, and;

•

an increase of $33 million resulting from a decrease in the provision for income taxes resulting primarily from: (i) a decrease in the provision for income taxes resulting from the Tax Cuts and Jobs Act of 2017 which, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%, partially offset by; (ii) an increase in the provision for income taxes resulting from the $7 million increase in pre-tax income, and; (iii) a $1 million increase to our provision for income taxes due to an unfavorable change resulting from our January 1, 2017 adoption of ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which decreased our provision for income taxes by $1 million during the second quarter of 2017 while increasing our provision for income taxes slightly during the second quarter of 2018.

Six-month periods ended June 30, 2018 and 2017:

The following table summarizes our results of operations and is used in the discussion below for the six-month periods ended June 30, 2018 and 2017 (dollar amounts in thousands):

	Six months ended June 30, 2018		Six months ended June 30, 2017
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts			$5,653,181
Less: Provision for doubtful accounts			427,967
Net revenues	$5,368,869	100.0%	5,225,214	100.0%
Operating charges:
Salaries, wages and benefits	2,606,122	48.5%	2,474,258	47.4%
Other operating expenses	1,245,303	23.2%	1,239,553	23.7%
Supplies expense	582,662	10.9%	552,153	10.6%
Depreciation and amortization	222,684	4.1%	223,910	4.3%
Lease and rental expense	53,822	1.0%	51,216	1.0%
Subtotal-operating expenses	4,710,593	87.7%	4,541,090	86.9%
Income from operations	658,276	12.3%	684,124	13.1%
Interest expense, net	75,576	1.4%	71,427	1.4%
Other (income) expense, net	(15,308)	(0.3)%	-	—
Income before income taxes	598,008	11.1%	612,697	11.7%
Provision for income taxes	138,628	2.6%	211,782	4.1%
Net income	459,380	8.6%	400,915	7.7%
Less: Income attributable to noncontrolling interests	9,496	0.2%	9,466	0.2%
Net income attributable to UHS	$449,884	8.4%	$391,449	7.5%

Net revenues increased 2.7%, or $144 million, to $5.37 billion during the six-month period ended June 30, 2018 as compared to $5.23 billion during the first six months of 2017. The net increase was primarily attributable to: (i) a $165 million or 3.2% increase in net revenues generated from our acute care hospital services and behavioral health services on a same facility basis, partially offset by; (ii) $21 million of other combined net decreases due primarily to the closure or restructuring of three behavioral health care facilities and a $15 million Medicaid settlement included in net revenues during the first six months of 2017.

Income before income taxes (before deduction for income attributable to noncontrolling interests) decreased $15 million to $598 million during the six-month period ended June 30, 2018 as compared to $613 million during the comparable period of 2017. The net decrease in our income before income taxes during the first six months of 2018, as compared to the comparable period of 2017, was due to:

•	an increase of $20 million at our acute care facilities as discussed below in Acute Care Hospital Services;
•	a decrease of $4 million at our behavioral health care facilities, as discussed below in Behavioral Health Services;
•

a decrease of $22 million due to due to an increase recorded during the first six months of 2018 to the reserve established in connection with the civil aspects of the government’s investigation of certain of our behavioral health care facilities (reserve increased to $43 million; see Item 1 - Legal Proceedings for additional disclosure);

•

an increase of $8 million from an unrealized gain recorded during the first six months of 2018 resulting from an increase in the market value of shares of certain marketable securities held for investment and classified as available for sale;

•	a decrease of $4 million due to an increase in interest expense, as discussed below in Other Operating Results, and;
•	$13 million of other combined net decreases.

Net income attributable to UHS increased $58 million to $450 million during the six-month period ended June 30, 2018 as compared to $391 million during the comparable prior year period. Changes to our net income attributable to UHS during the first six months of 2018, as compared to the comparable prior year period, included:

•	a decrease of $15 million in income before income taxes, as discussed above, and;
•

an increase of $73 million resulting from a decrease in the provision for income taxes resulting primarily from: (i) a decrease in the provision for income taxes resulting from the Tax Cuts and Jobs Act of 2017 which, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%; (ii) a decrease in the provision for income taxes resulting from the $15 million decrease in pre-tax income, partially offset by; (iii) a $6 million increase to our provision for income taxes due to an unfavorable change resulting from our January 1, 2017 adoption of ASU 2016-09, which decreased our provision for income taxes by $2 million during the first six months of 2018 as compared to $8 million during the first six months of 2017.

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

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussion below for the three and six-month periods ended June 30, 2018 and 2017 (dollar amounts in thousands):

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts			$1,517,593				$3,071,060
Less: Provision for doubtful accounts			187,369				368,352
Net revenues	$1,374,725	100.0%	1,330,224	100.0%	$2,798,378	100.0%	2,702,708	100.0%
Operating charges:
Salaries, wages and benefits	583,969	42.5%	551,661	41.5%	1,165,542	41.7%	1,106,563	40.9%
Other operating expenses	307,800	22.4%	313,692	23.6%	615,197	22.0%	628,915	23.3%
Supplies expense	240,118	17.5%	224,923	16.9%	483,271	17.3%	453,408	16.8%
Depreciation and amortization	67,165	4.9%	66,608	5.0%	139,315	5.0%	129,657	4.8%
Lease and rental expense	14,708	1.1%	14,545	1.1%	28,991	1.0%	28,461	1.1%
Subtotal-operating expenses	1,213,760	88.3%	1,171,429	88.1%	2,432,316	86.9%	2,347,004	86.8%
Income from operations	160,965	11.7%	158,795	11.9%	366,062	13.1%	355,704	13.2%
Interest expense, net	431	0.0%	690	0.1%	962	0.0%	1,435	0.1%
Other (income) expense, net	(2,498)	(0.2)%	0	—	(2,498)	(0.1)%	0	—
Income before income taxes	$163,032	11.9%	$158,105	11.9%	$367,598	13.1%	$354,269	13.1%

Three-month periods ended June 30, 2018 and 2017:

During the three-month period ended June 30, 2018, as compared to the comparable prior year quarter, net revenues from our acute care hospital services, on a same facility basis, increased $45 million or 3.3%. Excluding the impact of our commercial health insurer headquartered in Nevada, net revenues from our acute care hospital services increased $64 million or 5.1%. Income before income taxes (and before income attributable to noncontrolling interests) increased $5 million, or 3%, amounting to $163 million or 11.9% of net revenues during the second quarter of 2018 as compared to $158 million or 11.9% of net revenues during the second quarter of 2017.

During the three-month period ended June 30, 2018, net revenue per adjusted admission increased 3.1% while net revenue per adjusted patient day increased 0.4%, as compared to the comparable quarter of 2017. During the three-month period ended June 30, 2018, as compared to the comparable prior year quarter, inpatient admissions to our acute care hospitals increased 2.0% and adjusted admissions (adjusted for outpatient activity) increased 1.9%. Patient days at these facilities increased 4.8% and adjusted patient days increased 4.7% during the three-month period ended June 30, 2018 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.5 days and 4.4 days during the three-month periods ended June 30, 2018 and 2017, respectively. The occupancy rate, based on the average available beds at these facilities, was 62% and 60% during the three-month periods ended June 30, 2018 and 2017, respectively.

Six-month periods ended June 30, 2018 and 2017:

During the six-month period ended June 30, 2018, as compared to the comparable prior year period, net revenues from our acute care hospital services, on a same facility basis, increased $96 million or 3.5%. Excluding the impact of our commercial health insurer headquartered in Nevada, net revenues from our acute care hospital services increased $141 million or 5.4%. Income before income taxes (and before income attributable to noncontrolling interests) increased $13 million, or 4%, amounting to $368 million or 13.1% of net revenues during the first six months of 2018 as compared to $354 million or 13.1% of net revenues during the first six months of 2017.

During the six-month period ended June 30, 2018, net revenue per adjusted admission increased 3.4% while net revenue per adjusted patient day increased 0.3%, as compared to the comparable period of 2017. During the six-month period ended June 30, 2018, as compared to the comparable prior year period, inpatient admissions to our acute care hospitals increased 2.5% and adjusted admissions increased 2.0%. Patient days at these facilities increased 5.4% and adjusted patient days increased 5.1% during the six-month period ended June 30, 2018 as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 4.6 days and 4.4 days during the six-month periods ended June 30, 2018 and 2017, respectively. The occupancy rate, based on the average available beds at these facilities, was 64% and 61% during the six-month periods ended June 30, 2018 and 2017, respectively.

All Acute Care Hospitals

The following table summarizes the results of operations for all our acute care operations during the three and six-month periods ended June 30, 2018 and 2017. These amounts include: (i) our acute care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the impact of the implementation of EHR applications at our acute care hospitals (beginning in 2018, the EHR impact is included in our same facility results as well as all acute care hospitals) and the results of recently acquired/opened ancillary businesses. Dollar amounts below are reflected in thousands.

	Three months ended June 30, 2018		Three months ended June 30, 2017		Six months ended June 30, 2018		Six months ended June 30, 2017
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts			$1,553,826				$3,124,356
Less: Provision for doubtful accounts			187,369				368,352
Net revenues	1,403,991	100.0%	1,366,457	100.0%	2,849,623	100.0%	2,756,004	100.0%
Operating charges:
Salaries, wages and benefits	584,126	41.6%	551,735	40.4%	1,165,894	40.9%	1,106,695	40.2%
Other operating expenses	337,926	24.1%	343,669	25.2%	667,962	23.4%	675,968	24.5%
Supplies expense	240,118	17.1%	224,924	16.5%	483,271	17.0%	453,409	16.5%
Depreciation and amortization	67,165	4.8%	73,017	5.3%	139,315	4.9%	144,355	5.2%
Lease and rental expense	14,708	1.0%	14,545	1.1%	28,991	1.0%	28,461	1.0%
Subtotal-operating expenses	1,244,043	88.6%	1,207,890	88.4%	2,485,433	87.2%	2,408,888	87.4%
Income from operations	159,948	11.4%	158,567	11.6%	364,190	12.8%	347,116	12.6%
Interest expense, net	431	0.0%	690	0.1%	962	0.0%	1,435	0.1%
Other (income) expense, net	(2,498)	(0.2)%	0	—	(2,498)	(0.1)%	0	—
Income before income taxes	$162,015	11.5%	$157,877	11.6%	$365,726	12.8%	$345,681	12.5%

Three-month periods ended June 30, 2018 and 2017:

During the three-month period ended June 30, 2018, as compared to the comparable prior year quarter, net revenues from our acute care hospital services increased $38 million or 2.7% to $1.40 billion as compared to $1.37 billion due to: (i) a $45 million, or 3.3%, increase same facility revenues, as discussed above, and; (ii) other combined net decrease of $7 million due primarily a $15 million Medicaid settlement included in net revenues during the second quarter of 2017, partially offset by an increase in provider tax assessments which increased net revenues and other operating expenses in each period but had no impact on income before income taxes.

Income before income taxes increased $4 million, or 3%, to $162 million or 11.5% of net revenues during the second quarter of 2018 as compared to $158 million or 11.6% of net revenues during the second quarter of 2017.

Included in these results are the following:

•	the $5 million increase in income before income taxes from our acute care hospital services, on a same facility basis, as discussed above, and;
•

other combined net decrease of $1 million consisting of the following: (i) the unfavorable change caused by the income recorded during the second quarter of 2017 in connection with Medicaid settlements relating to prior years ($15 million), offset by the following favorable changes; (ii) the depreciation and amortization expense incurred in connection with the implementation of EHR applications at our acute care hospitals (this expense, which amounted to approximately $6 million during the second quarter of 2017, was excluded from our same facility basis results prior to January 1, 2018, however, the impact is included in our same facility basis results thereafter since the amount no longer materially impacts our results of operations), and; (iii) increased professional and general liability expense relating to prior years that was recorded during the second quarter of 2017, based upon a reserve analysis ($9 million).

Six-month periods ended June 30, 2018 and 2017:

During the six-month period ended June 30, 2018, as compared to the comparable prior year period, net revenues from our acute care hospital services increased $94 million or 3.4% to $2.85 billion as compared to $2.76 billion due to: (i) a $96 million, or 3.5%, increase same facility revenues, as discussed above, and; (ii) other combined net decrease of $2 million due primarily a $15 million Medicaid settlement included in net revenues during the first six months of 2017, partially offset by an increase in provider tax assessments which increased net revenues and other operating expenses in each period but had no impact on income before income taxes.

Income before income taxes increased $20 million, or 6%, to $366 million or 12.8% of net revenues during the first six months of 2018 as compared to $346 million or 12.5% of net revenues during the first six months of 2017.

Included in these results are the following:

•	the $13 million increase in income before income taxes from our acute care hospital services, on a same facility basis, as discussed above, and;

•

other combined net increase of $7 million consisting primarily of the following: (i) the unfavorable change caused by the income recorded during the first six months of 2017 in connection with Medicaid settlements relating to prior years ($15 million), offset by the following favorable changes; (ii) the depreciation and amortization expense incurred in connection with the implementation of EHR applications at our acute care hospitals (this expense, which amounted to approximately $15 million during the first six months of 2017, was excluded from our same facility basis results prior to January 1, 2018, however, the impact is included in our same facility basis results thereafter since the amount no longer materially impacts our results of operations), and; (iii) increased professional and general liability expense relating to prior years that was recorded during the first six months of 2017, based upon a reserve analysis ($9 million).

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

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the three and six-month periods ended June 30, 2018 and 2017 (dollar amounts in thousands):

Same Facility—Behavioral Health

	Three months ended June 30, 2018		Three months ended June 30, 2017		Six months ended June 30, 2018		Six months ended June 30, 2017
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts			$1,238,108				$2,443,185
Less: Provision for doubtful accounts			28,162				58,798
Net revenues	$1,243,429	100.0%	1,209,946	100.0%	$2,453,366	100.0%	2,384,387	100.0%
Operating charges:
Salaries, wages and benefits	642,805	51.7%	606,919	50.2%	1,273,373	51.9%	1,204,011	50.5%
Other operating expenses	234,168	18.8%	236,565	19.6%	464,515	18.9%	466,453	19.6%
Supplies expense	48,957	3.9%	48,819	4.0%	97,726	4.0%	96,566	4.0%
Depreciation and amortization	37,430	3.0%	35,933	3.0%	74,173	3.0%	71,249	3.0%
Lease and rental expense	11,920	1.0%	10,951	0.9%	23,928	1.0%	21,712	0.9%
Subtotal-operating expenses	975,280	78.4%	939,187	77.6%	1,933,715	78.8%	1,859,991	78.0%
Income from operations	268,149	21.6%	270,759	22.4%	519,651	21.2%	524,396	22.0%
Interest expense, net	410	0.0%	439	0.0%	837	0.0%	1,162	0.0%
Other (income) expense, net	1,258	0.1%	0	—	1,258	0.1%	0	—
Income before income taxes	$266,481	21.4%	$270,320	22.3%	$517,556	21.1%	$523,234	21.9%

Three-month periods ended June 30, 2018 and 2017:

On a same facility basis during the second quarter of 2018, as compared to the second quarter of 2017, net revenues generated from our behavioral health services increased $33 million, or 2.8%, to $1.24 billion from $1.21 billion. Income before income taxes decreased $4 million, or 1%, to $266 million or 21.4% of net revenues during the three-month period ended June 30, 2018, as compared to $270 million or 22.3% of net revenues during the comparable quarter of 2017.

During the three-month period ended June 30, 2018, net revenue per adjusted admission increased 2.0% and net revenue per adjusted patient day increased 3.6%, as compared to the comparable quarter of 2017. On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities increased 1.5% and 1.2%, respectively, during the three-month period ended June 30, 2018 as compared to the comparable quarter of 2017. Patient days were relatively unchanged and adjusted patient days decreased 0.3%, during the three-month period ended June 30, 2018 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 13.3 days and 13.5 days during the three-month periods ended June 30, 2018 and 2017, respectively. The occupancy rate, based on the average available beds at these facilities, was 77% and 78% during the three-month periods ended June 30, 2018 and 2017, respectively.

Six-month periods ended June 30, 2018 and 2017:

On a same facility basis during the first six months of 2018, as compared to the first six months of 2017, net revenues generated from our behavioral health services increased $69 million, or 2.9%, to $2.45 billion from $2.38 billion. Income before income taxes decreased $6 million, or 1%, to $518 million or 21.1% of net revenues during the six-month period ended June 30, 2018, as compared to $523 million or 21.9% of net revenues during the comparable period of 2017.

During the six-month period ended June 30, 2018, net revenue per adjusted admission increased 2.0% and net revenue per adjusted patient day increased 3.4%, as compared to the comparable period of 2017. On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities increased 1.8% and 1.4%, respectively, during the six-month period ended June 30, 2018 as compared to the comparable period of 2017. Patient days and adjusted patient days increased 0.5% and 0.1%, respectively, during the six-month period ended June 30, 2018 as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 13.2 days and 13.4 days during the six-month periods ended June 30, 2018 and 2017, respectively. The occupancy rate, based on the average available beds at these facilities, was 77% and 78% during the six-month periods ended June 30, 2018 and 2017, respectively.

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

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care services during the three and six-month periods ended June 30, 2018 and 2017. These amounts include: (i) our behavioral health care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the results of facilities acquired or opened during the past year as well as the results of three facilities that were closed or restructured during the past year. Dollar amounts below are reflected in thousands.

	Three months ended June 30, 2018		Three months ended June 30, 2017		Six months ended June 30, 2018		Six months ended June 30, 2017
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts			$1,270,547				$2,520,295
Less: Provision for doubtful accounts			27,986				59,612
Net revenues	$1,274,083	100.0%	1,242,561	100.0%	$2,512,079	100.0%	2,460,683	100.0%
Operating charges:
Salaries, wages and benefits	651,852	51.2%	622,829	50.1%	1,293,980	51.5%	1,236,678	50.3%
Other operating expenses	259,959	20.4%	268,241	21.6%	516,361	20.6%	522,719	21.2%
Supplies expense	49,470	3.9%	49,984	4.0%	99,006	3.9%	99,020	4.0%
Depreciation and amortization	39,777	3.1%	37,564	3.0%	78,231	3.1%	74,509	3.0%
Lease and rental expense	12,256	1.0%	11,358	0.9%	24,557	1.0%	22,518	0.9%
Subtotal-operating expenses	1,013,314	79.5%	989,976	79.7%	2,012,135	80.1%	1,955,444	79.5%
Income from operations	260,769	20.5%	252,585	20.3%	499,944	19.9%	505,239	20.5%
Interest expense, net	410	0.0%	439	0.0%	837	0.0%	1,162	0.0%
Other (income) expense, net	(1,085)	(0.1)%	0	—	(1,085)	(0.0)%	0	—
Income before income taxes	$261,444	20.5%	$252,146	20.3%	$500,192	19.9%	$504,077	20.5%

Three-month periods ended June 30, 2018 and 2017:

During the three-month period ended June 30, 2018, as compared to the comparable prior year quarter, net revenues generated from our behavioral health services increased $32 million or 2.5% due to primarily to: (i) the above-mentioned $35 million or 3.0% increase in net revenues on a same facility basis, offset by; (ii) a $3 million other combined net decrease due primarily to the closure or restructuring of three behavioral health care facilities since the second quarter of 2017, partially offset by an unfavorable $7 million prior year Medicaid disproportionate share hospital revenue adjustment related to a certain state recorded during the second quarter of 2017.

Income before income taxes increased $9 million, or 4%, to $261 million or 20.5% of net revenues during the second quarter of 2018 as compared to $252 million or 20.3% during the second quarter of 2017. Included in these results are the following:

•	a $4 million decrease at our behavioral health care facilities on a same facility basis, as discussed above, and;
•

other combined net increase of $13 million due to the following two unfavorable items recorded during the second quarter of 2017: (i) the above-mentioned $7 million prior year Medicaid disproportionate share hospital revenue adjustment, and; (ii) $6 million of increased professional and general liability expense relating to prior years, based upon a reserve analysis.

Six-month periods ended June 30, 2018 and 2017:

During the six-month period ended June 30, 2018, as compared to the comparable prior year period, net revenues generated from our behavioral health services increased $51 million or 2.1% due to primarily to: (i) the above-mentioned $69 million or 2.9% increase in net revenues on a same facility basis, offset by; (ii) a $18 million other combined net decrease due primarily to the closure or restructuring of three behavioral health care facilities since the second quarter of 2017, partially offset by an unfavorable $7 million prior year Medicaid disproportionate share hospital revenue adjustment as mentioned above, as well as an increase in  provider tax assessments.

Income before income taxes decreased $4 million, or 1%, to $500 million or 19.9% of net revenues during the first six months of 2018 as compared to $504 million or 20.5% during the first six months of 2017. Included in these results are the following:

•	a $6 million decrease at our behavioral health care facilities on a same facility basis, as discussed above, and;
•

other combined net increase of $2 million due primarily to the following: (i) the above-mentioned unfavorable $7 million prior year Medicaid disproportionate share hospital revenue adjustment recorded during the first six months of 2017; (ii) $6 million of increased professional and general liability expense relating to prior years recorded during the first six months of 2017, partially offset by; (iii) $11 million of other combined net unfavorable changes consisting primarily of losses incurred at three behavioral health care facilities that have been restricted or closed during the past year.

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

The impact of the Legislation on each of our hospitals may vary. Because Legislation provisions are effective at various times over the next several years, we anticipate that many of the provisions in the Legislation may be subject to further revision. Initiatives to repeal the Legislation, in whole or in part, to delay elements of implementation or funding, and to offer amendments or supplements to modify its provisions have been persistent. The ultimate outcomes of legislative attempts to repeal or amend the Legislation and legal challenges to the Legislation are unknown.  Legislation has already been enacted that has eliminated the penalty, beginning on January

1, 2019, related to the individual mandate to obtain health insurance that was part of the original Legislation. In addition, Congress is considering legislation that would, in material part: (i) eliminate the large employer mandate to obtain or provide health insurance coverage, respectively; (ii) permit insurers to impose a surcharge up to 30 percent on individuals who go uninsured for more than two months and then purchase coverage; (iii) provide tax credits towards the purchase of health insurance, with a phase-out of tax credits accordingly to income level; (iv) expand health savings accounts; (v) impose a per capita cap on federal funding of state Medicaid programs, or, if elected by a state, transition federal funding to block grants, and; (vi) permit states to seek a waiver of certain federal requirements that would allow such state to define essential health benefits differently from federal standards and that would allow certain commercial health plans to take health status, including pre-existing conditions, into account in setting premiums.

In addition to legislative changes, the Legislation can be significantly impacted by executive branch actions.  In relevant part, President Trump has already taken executive actions: (i) requiring all federal agencies with authorities and responsibilities under the Legislation to “exercise all authority and discretion available to them to waiver, defer, grant exemptions from, or delay” parts of the Legislation that place “unwarranted economic and regulatory burdens” on states, individuals or health care providers; (ii) the issuance of a final rule in June, 2018 by the Department of Labor to enable the formation of health plans that would be exempt from certain Legislation essential health benefits requirements; (iii) the issuance of a final rule in August, 2018 by the Department of Labor, Treasury, and Health and Human Services to expand the availability of short-term, limited duration health insurance, and; (iv) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level. The uncertainty resulting from these Executive Branch policies has led to reduced Exchange enrollment in 2018 and is expected to further worsen the individual and small group market risk pools in future years.  It is also anticipated that these and future policies may create additional cost and reimbursement pressures on hospitals.

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

In August, 2018, CMS published its IPPS 2019 final payment rule which provides for a 2.9% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments ACA-mandated adjustments are considered, without consideration for the decreases related to the required Medicare DSH payment changes and decrease to the Medicare Outlier threshold, the overall increase in IPPS payments is approximately 0.5%. Including the estimated increase to our DSH payments (approximating 2.1%) and certain other adjustments, we estimate our overall increase from the final IPPS 2019 rule (covering the period of October 1, 2018 through September 30, 2019) will approximate 2.7%. This projected impact from the IPPS 2019 final rule includes an increase of approximately 0.5% to partially restore cuts made as a result of the American Taxpayer Relief Act of 2012 (“ATRA”), as required by the 21st Century Cures Act but excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, Bipartisan Budget Act of 2015, and Bipartisan Budget Act of 2018, as discussed below.  CMS continued to phase-in the use of uncompensated care data from both the 2014 and 2015 Worksheet S-10 hospital cost reports, two-third weighting as part of the proxy methodology to allocate approximately $8 billion in the DSH Uncompensated Care Pool. This final rule change will continue to result in wide variations among all hospitals nationwide in the distribution of these DSH funds compared to previous years until the full phase-in of worksheet S-10 is completed by CMS.

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

On January 2, 2013 ATRA was enacted which, among other things, includes a requirement for CMS to recoup $11 billion from hospitals from Medicare IPPS rates during federal fiscal years 2014 to 2017. The recoupment relates to IPPS documentation and coding adjustments for the period 2008 to 2013 for which adjustments were not previously applied by CMS. Both the 2014 and 2015 IPPS final rules include a -0.8% recoupment adjustment. CMS has included the same 0.8% recoupment adjustment in fiscal year 2016, a 1.5% recoupment adjustment in federal fiscal year 2017, a 0.45% positive adjustment in fiscal year 2018, and a 0.5% positive adjustment in fiscal year 2019 in order to recover the entire $11 billion. This adjustment is reflected in the IPPS estimated impact amounts noted above. On April 16, 2015, the Medicare Access and CHIP Reauthorization Act of 2015 was enacted and an anticipated 3.2% payment increase in 2018 is scheduled to be phased in at approximately 0.5% per year over 6 years beginning in fiscal year 2018.

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

In August, 2018, CMS published its Psych PPS final rule for the federal fiscal year 2019. Under this final rule, payments to our psychiatric hospitals and units are estimated to increase by 1.35% compared to federal fiscal year 2018. This amount includes the effect of the 2.90% market basket update less a 0.75% adjustment as required by the ACA and a 0.8% productivity adjustment.

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

In July, 2018, CMS published its OPPS proposed rule for 2019. The hospital market basket increase is 2.8%. The Medicare statute requires a productivity adjustment reduction of 0.8% and 0.75% reduction to the 2019 OPPS market basket resulting in a 2019 update to OPPS payment rates by 1.25%. When other statutorily required adjustments and hospital patient service mix are considered, we estimate that our overall Medicare OPPS update for 2019 will aggregate to a net increase of 1.0% which includes a 3.3% increase to behavioral health division partial hospitalization rates. When the behavioral health division’s partial hospitalization rate impact is excluded, we estimate that our Medicare 2019 OPPS payments will result in a 0.6% increase in payment levels for our acute care division, as compared to 2018.

In November, 2017, CMS published its OPPS final rule for 2018. The hospital market basket increase is 2.7%. The Medicare statute requires a productivity adjustment reduction of 0.6% and 0.75% reduction to the 2018 OPPS market basket resulting in a 2018 OPPS market basket update at 1.35%. When other statutorily required adjustments and hospital patient service mix are considered, we estimate that our overall Medicare OPPS update for 2018 will aggregate to a net increase of 4.2% which includes a 0.8% increase to behavioral health division partial hospitalization rates. When the behavioral health division’s partial hospitalization rate impact is excluded, we estimate that our Medicare 2018 OPPS payments will result in a 4.8% increase in payment levels for our acute care division, as compared to 2017.  Additionally, the Medicare inpatient-only (IPO) list includes procedures that are only paid under the Hospital Inpatient Prospective Payment System. Each year, CMS uses established criteria to review the IPO list and determine whether or not any procedures should be removed from the list. CMS removed total knee arthroplasty (TKA) from the IPO list effective January 1, 2018. Additionally, CMS redistributed $1.6 billion in cost savings within the OPPS system attributable to changes in the federal 340B hospital drug pricing payment methodology in 2018. The impact of these IPO and 340B changes are reflected in the above noted estimated acute care division percentage change in OPPS reimbursement.

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

We receive revenues from various state and county based programs, including Medicaid in all the states in which we operate (we receive Medicaid revenues in excess of $100 million annually from each of Texas, California, Washington, D.C., Nevada, Pennsylvania and Illinois); CMS-approved Medicaid supplemental programs in certain states including Texas, Mississippi, Illinois, Oklahoma, Nevada, Arkansas, California and Indiana, and; state Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

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

Effective April 1, 2018, certain of our acute care hospitals located in Texas, began to receive Medicaid managed care rate enhancements under the Uniform Hospital Rate Increase Program (“UHRIP”).  The non-federal share component of these UHRIP rate enhancements are financed by Provider Taxes.  The Texas 1115 Waiver rules require UHRIP rate enhancements be considered in the Texas UC payment methodology which results in a reduction to our UC payments.  The UC amounts reported in the State Medicaid Supplemental Payment Program Table below reflect the impact of this new UHRIP program.

On July 27, 2018, THHSC published a proposed rule effective in federal fiscal year 2019 that will change the definition of a rural hospital for the purposes of determining Texas UC payments and the applicable UC payment reduction. The application of UC Payment reduction allows the THHSC to comply with the overall statewide UC payment cap required under the special terms and condition of the approved 1115 Waiver.  If this rule is finalized by THHSC, as proposed, two of our acute care hospitals, which have been designated as a Rural Referral Center by CMS and which are located in an urban Metropolitan Statistical Area, would receive decreased UC payments/revenue effective October 1, 2018.

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

Summary of Amounts Related To The Above-Mentioned Various State Medicaid Supplemental Payment Programs:

The following table summarizes the revenues, Provider Taxes and net benefit related to each of the above-mentioned Medicaid supplemental programs for the three and six-month periods ended June 30, 2018 and 2017. The Provider Taxes are recorded in other operating expenses on the Condensed Consolidated Statements of Income as included herein.

	(amounts in millions)
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Texas UC/UPL:
Revenues	$23	$19	$44	$35
Provider Taxes	(11)	(4)	(17)	(7)
Net benefit	$12	$15	$27	$28

Texas DSRIP:
Revenues	$13	$7	$13	$7
Provider Taxes	(5)	(3)	(5)	(3)
Net benefit	$8	$4	$8	$4

Various other state programs:
Revenues	$56	$56	$112	$110
Provider Taxes	(34)	(33)	(70)	(65)
Net benefit	$22	$23	$42	$45

Total all Provider Tax programs:
Revenues	$92	$82	$169	$152
Provider Taxes	(50)	(40)	(92)	(75)
Net benefit	$42	$42	$77	$77

We estimate that our aggregate net benefit from the Texas and various other state Medicaid supplemental payment programs will approximate $162 million (net of Provider Taxes of $170 million) during the year ended December 31, 2018. This estimate is based upon various terms and conditions that are out of our control including, but not limited to, the states’/CMS’s continued approval of the programs and the applicable hospital district or county making IGTs consistent with 2017 levels. Future changes to these terms and conditions could materially reduce our net benefit derived from the programs which could have a material adverse impact on our future consolidated results of operations. In addition, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our future consolidated results of operations.

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

In connection with these DSH programs, included in our financial results was an aggregate of approximately $9 million and $7 million during the three-month periods ended June 30, 2018 and 2017, respectively, and $19 million and $17 million during the six-month periods ended June 30, 2018 and 2017, respectively.  We expect the aggregate reimbursements to our hospitals pursuant to the Texas and South Carolina 2018 fiscal year programs to be approximately $36 million.

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

In connection with this program, included in our financial results was approximately $5 million during each of the three-month periods ended June 30, 2018 and 2017, and $11 million and $10 million during the six-month periods ended June 30, 2018 and 2017, respectively.  Assuming the program is approved for the state’s 2019 fiscal year, we estimate that our reimbursements pursuant to this program will approximate $22 million during the year ended December 31, 2018.

California SPA:

In California, CMS issued formal approval of the 2017-19 Hospital Fee Program in December, 2017 retroactive to January 1, 2017 through June 30, 2019. This approval included the Medicaid inpatient and outpatient fee-for-service supplemental payments and the overall provider tax structure but did not yet include the approval of the managed care payment component. Upon approval by CMS, the managed care payment component will consist of two categories of payments, “pass-through” payments and “directed” payments. The pass-through payments will be similar in nature to the prior Hospital Fee Program payment method whereas the directed payment method will be based on actual concurrent hospital Medicaid managed care in-network patient volume. In March, 2018, CMS approved the “directed” payment component methodology for the period of July 1, 2017 through June 30, 2018.  The timing of CMS approval of the “pass through” component and the remaining “directed” payment periods is uncertain.  We are unable to estimate the impact of the managed care component of the Hospital Fee program but it could result in a favorable impact on our operating results in 2018 and 2019.  The 2017 impact of the California supplemental payment program is included in the above State Medicaid Supplemental Payment Program table.

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

The pre-tax charges in connection with the implementation of EHR applications at our acute care hospitals did not have a material impact on our consolidated results of operations during the three and six-month periods ended June 30, 2018.  During the three and six-month periods ended June 30, 2017, we incurred $7 million and $8 million, respectively, of pre-tax charges consisting of depreciation and amortization expense related to the costs incurred for the purchase and development of the EHR applications.

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

In the 2019 IPPS final rule, CMS will overhaul the Medicare and Medicaid EHR Incentive Program to focus on interoperability, improve flexibility, relieve burden and place emphasis on measures that require the electronic exchange of health information between providers and patients.  We can provide no assurance that the changes will not have a material adverse effect on our future results of operations.

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

Health Care Reform: Listed below are the Medicare, Medicaid and other health care industry changes which have been, or are scheduled to be, implemented as a result of the ACA.

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

Other Operating Results

Interest Expense:

As reflected on the schedule below, interest expense was $38 million and $36 million during the three-month periods ended June 30, 2018 and 2017, respectively, and $76 million and $71 million during the six-month periods ended June 30, 2018 and 2017, respectively (amounts in thousands):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Revolving credit & demand notes (a.)	$3,247	$2,575	$6,482	$5,079
$300 million, 3.75% Senior Notes due 2019	2,812	2,812	5,625	5,625
$700 million, 4.75% Senior Notes due 2022, net (b.)	8,071	8,071	16,140	16,140
$400 million, 5.00% Senior Notes due 2026 (c.)	5,000	5,000	10,000	10,000
Term loan facility A (a.)	15,143	11,669	28,889	22,302
Accounts receivable securitization program (d.)	3,218	1,876	5,877	3,496
Subtotal-revolving credit, demand notes, Senior Notes, term loan facility and accounts receivable securitization program	37,491	32,003	73,013	62,642
Interest rate swap expense, net	(1,526)	773	(2,235)	2,091
Amortization of financing fees	2,240	2,225	4,487	4,451
Other combined interest expense	874	1,161	1,914	2,641
Capitalized interest on major projects	(533)	(230)	(954)	(373)
Interest income	(546)	(12)	(649)	(25)
Interest expense, net	$38,000	$35,920	$75,576	$71,427

(a.)

In June, 2016, we entered into a fifth amendment to our credit agreement dated November 15, 2010, as amended, to increase the size of the term loan A facility by $200 million.  Interest rates were not impacted by this amendment.  The credit agreement, as amended, which is scheduled to expire in August, 2019, consists of: (i) an $800 million revolving credit facility ($366 million of outstanding borrowings as of June 30, 2018), and; (ii) a term loan A facility with $1.73 billion outstanding as of June 30, 2018.

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
(d.)

In April, 2018, we amended our accounts receivable securitization program, which was scheduled to expire in December, 2018. Pursuant to the amendment, the term has been extended through April 26, 2021, and the borrowing limit has been increased to $450 million from $440 million ($450 million of borrowings outstanding as of June 30, 2018).

Interest expense increased $2 million during the three-month period ended June 30, 2018, as compared to the comparable period of 2017, due primarily to: (i) a net $5 million increase in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facility and accounts receivable securitization program resulting from a decrease in the aggregate average outstanding borrowings ($3.94 billion during the three months ended June 30, 2018 as compared to $4.00 billion in the comparable 2017 period), offset by an increase in our aggregate average cost of borrowings pursuant to these facilities (3.8% during the three months ended June 30, 2018 as compared to 3.2% in the comparable period of 2017), partially offset by; (ii) a $2 million decrease in the interest rate swap expense, and (iii) other combined net decreases of $1 million.  The average effective interest rate on these facilities, including amortization of deferred financing costs and original issue discounts and designated interest rate swap expense was 3.8% and 3.5% during the three month periods ended June 30, 2018 and 2017, respectively.

Interest expense increased $4 million during the six-month period ended June 30, 2018, as compared to the comparable period of 2017, due primarily to: (i) a net $10 million increase in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facility and accounts receivable securitization program resulting from a decrease in the aggregate average outstanding borrowings ($3.97 billion during the six months ended June 30, 2018 as compared to $4.02 billion in the comparable 2017 period), offset by an increase in our aggregate average cost of borrowings pursuant to these facilities (3.7% during the six months ended June 30, 2018 as compared to 3.1% in the comparable period of 2017), partially offset by; (ii) a $4 million decrease in the interest rate swap expense, and (iii) other combined net decreases of $2 million.  The average effective interest rate on these facilities, including amortization of deferred financing costs and original issue discounts and designated interest rate swap expense was 3.8% and 3.4% during the six month periods ended June 30, 2018 and 2017, respectively.

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three and six-month periods ended June 30, 2018 and 2017 (dollar amounts in thousands):

	Three months ended		Six month ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Provision for income taxes	$71,059	$103,883	$138,628	$211,782
Income before income taxes	301,770	294,271	598,008	612,697
Effective tax rate	23.5%	35.3%	23.2%	34.6%

The decrease in the effective tax rates during the three and six-month periods ended June 30, 2018, as compared to the comparable periods of 2017, was primarily due to the TCJA-17 which, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%. Partially offsetting the TCJA-17 related decrease in our effective tax rates during the three and six-month periods ended June 30, 2018, as compared to the comparable prior year periods, were unfavorable changes of $1 million and $6 million, respectively, resulting from our January 1, 2017 adoption of ASU 2016-09.  There was no significant impact on our provision for income taxes from our adoption of ASU 2016-09 during the second quarter of 2018 as compared to a $1 million reduction during the second quarter of 2017, while our provision for income taxes was reduced by $2 million during the first six months of 2018 as compared to a $8 million reduction during the first quarter of 2017.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $629 million during the six-month period ended June 30, 2018 and $534 million during the comparable period of 2017. The net increase of $95 million was primarily attributable to the following:

•	a favorable change of $103 million in other working capital accounts resulting primarily from changes in accounts payable and accrued expenses due to timing of disbursements;
•	an unfavorable change of $65 million in accounts receivable;
•	a favorable change of $64 million in cash flows from forward exchange contracts related to our investments in the United Kingdom;
•	a favorable change of $60 million due to an increase in net income plus/minus depreciation and amortization expense, stock-based compensation, and a net gain on sales of assets,
•	an unfavorable change of $37 million in accrued and deferred income taxes;
•	an unfavorable change of $13 million in accrued insurance expense, net of commercial premiums paid, and;
•	$17 million of other combined net unfavorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the six-month periods. The result is divided into the accounts receivable balance at June 30th of each year to obtain the DSO. Our DSO were 53 days and 50 days at June 30, 2018 and 2017, respectively.

Our accounts receivable as of June 30, 2018 and December 31, 2017 include amounts due from Illinois of approximately $22 million and $25 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $14 million as of June 30, 2018 and $8 million as of December 31, 2017, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. Although the accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due to us from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

Net cash used in investing activities

During the first six months of 2018, we used $416 million of net cash in investing activities as follows:

•	$370 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;

•	$21 million spent to acquire businesses and property consisting primarily of the acquisition of a 109-bed behavioral health care facility located in Gulfport, Mississippi;

•	$24 million spent on the purchase and implementation of information technology applications;

•	$14 million spent to fund construction costs of a new behavioral health care facility which will be jointly owned by us and a third-party, and;

•	$13 million received in connection with the sale of a business and property including The Limes, an 18-bed facility located in the U.K.

The $305 million of net cash used in investing activities during the first six months of 2017 consisted of:

•	$262 million spent on capital expenditures;

•	$20 million spent to acquire businesses and property;

•	$19 million spent on the purchase and implementation of an information technology application, and;

•	$3 million spent to increase the statutorily required capital reserves of our commercial insurance subsidiary.

Net cash used in financing activities

During the first six months of 2018, we used $209 million of net cash in financing activities as follows:

•

spent $82 million on net repayments of debt as follows: (i) $44 million related to our term loan A facility; (ii) $37 million related to our revolving credit facility, and; (iii) $1 million related to other debt facilities;

•	generated $31 million of proceeds related to new borrowings pursuant to our accounts receivable securitization program;
•

spent $135 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our $1.2 billion stock repurchase program ($129 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($6 million);

•	spent $8 million to pay profit distributions related to noncontrolling interests in majority owned businesses;
•	spent $19 million to pay quarterly cash dividends of $.10 per share;
•	generated $5 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans, and;
•	spent $1 million in financing costs.

During the first six months of 2017, we used $197 million of net cash in financing activities as follows:

•	spent $46 million on net repayments of debt as follows: (i) $44 million related to our term loan A facility, and; (ii) $2 million related to other debt facilities;
•	generated $22 million of proceeds related to new borrowings pursuant to our on demand credit facility ($20 million) and accounts receivable securitization program ($1 million);
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

During the remaining six months of 2018, we expect to spend approximately $290 million to $310 million on capital expenditures which includes expenditures for capital equipment, renovations and new projects at existing hospitals. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

On June 7, 2016, we entered into a  Fifth Amendment (the “Fifth Amendment”) to our credit agreement dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012, May 16, 2013 and August 7, 2014, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders (“Credit Agreement”). The Fifth Amendment increased the size of the term loan A facility by $200 million and those proceeds were utilized to repay outstanding borrowings under the revolving credit facility of the Credit Agreement. The Credit Agreement, as amended, which is scheduled to mature in August, 2019, consists of: (i) an $800 million revolving credit facility ($366 million of borrowings outstanding as of June 30, 2018), and; (ii) a term loan A facility with $1.731 billion of borrowings outstanding as of June 30, 2018.

Borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit and term loan A borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit and term loan A borrowings. As of June 30, 2018, the applicable margins were 0.50% for ABR-based loans and 1.50% for LIBOR-based loans under the revolving credit and term loan-A facilities.

As of June 30, 2018, we had $366 million of borrowings outstanding pursuant to the terms of our $800 million revolving credit facility and we had $365 million of available borrowing capacity net of $34 million of outstanding letters of credit and $35 million of outstanding borrowings pursuant to a short-term, on demand-credit facility. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, certain real estate assets and assets held in joint-ventures with third-parties) and our material subsidiaries and guaranteed by our material subsidiaries.

Pursuant to the terms of the Credit Agreement, term loan A quarterly installment payments of approximately $22 million commenced during the fourth quarter of 2016 and are scheduled through June, 2019.  Previously, approximately $11 million of quarterly installment payments were made from the fourth quarter of 2014 through the third quarter of 2016.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of June 30, 2018.

In late April, 2018, we entered into the sixth amendment to our accounts receivable securitization program (“Securitization”) dated as of October 27, 2010 with a group of conduit lenders, liquidity banks, and PNC Bank, National Association, as administrative agent, which provides for borrowings outstanding from time to time by certain of our subsidiaries in exchange for undivided security interests in their respective accounts receivable. The sixth amendment, among other things, extended the term of the Securitization program through April 26, 2021 and increased the borrowing capacity to $450 million (from $440 million previously). Although the program fee and certain other fees were adjusted in connection with the sixth amendment, substantially all other provisions of the Securitization program remained unchanged.  Pursuant to the terms of our Securitization program, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At June 30, 2018, we had $450 million of outstanding borrowings pursuant to the terms of the Securitization and no available borrowing capacity.

As of June 30, 2018, we had combined aggregate principal of $1.4 billion from the following senior secured notes:

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

At June 30, 2018, the carrying value and fair value of our debt were each approximately $4.0 billion.  At December 31, 2017, the carrying value and fair value of our debt were approximately $4.0 billion and $4.1 billion, respectively.  The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was approximately 43% at June 30, 2018 and 45% at December 31, 2017.

We expect to finance all capital expenditures and acquisitions, pay dividends and potentially repurchase shares of our common stock utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing revolving credit facility or through refinancing the existing Credit Agreement; (ii) the issuance of other long-term debt, and/or; (iii) the issuance of equity. We believe that our operating cash flows, cash and cash equivalents, as well as access to the capital markets, provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months, including the refinancing of our above-mentioned Credit Agreement that is scheduled to mature in August, 2019. However, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Off-Balance Sheet Arrangements

During the three months ended June 30, 2018, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2017.

As of June 30, 2018 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $115 million consisting of: (i) $108 million related to our self-insurance programs, and; (ii) $7 million of other debt and public utility guarantees.

We have various obligations under operating leases or master leases for real property and under operating leases for equipment. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income. We sublease space in these buildings and any amounts received from these subleases are offset against the expense. In addition, we lease three hospital facilities from Universal Health Realty Trust (the “Trust”), two of which have terms expiring in 2021 and one of which expires in 2026. These leases contain up to two 5-year renewal options. We also lease two free-standing emergency departments and space in certain medical office buildings which are owned by the Trust.  In addition, we lease the real property of certain other facilities from non-related parties.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended June 30, 2018. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.   Controls and Procedures

As of June 30, 2018, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration (“AHCA”) subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the Medicare suspension remains in effect. In June 2017, AHCA advised that while they were maintaining the suspension for dual eligible and cross-over Medicare beneficiaries, the Medicaid payment suspension was lifted effective June 27, 2017. We cannot predict if and/or when the facility’s remaining suspended payments will resume in total. From inception through June 30, 2018, the aggregate funds withheld from us in connection with the River Point Behavioral Health payment suspension amounted to approximately $9 million. Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during the three and six-month periods ended June 30, 2018, or the year ended December 31, 2017, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

The DOJ has advised us that the civil aspect of the coordinated investigation referenced above is a False Claims Act investigation focused on billings submitted to government payors in relation to services provided at those facilities. While there have been various matters raised by DOJ during the pendency of this investigation, DOJ Civil has advised that the focus of their investigation is on medical necessity issues and billing for services not eligible for payment due to non-compliance with regulatory requirements relating to, among other things, admission eligibility, discharge decisions, length of stay and patient care issues. It is our understanding that the DOJ Criminal Fraud Section is investigating issues similar to those focused on by DOJ Civil and the other related agencies involved in this matter. UHS denies any fraudulent billings were submitted to government payors; however, we are involved in settlement discussions with the DOJ Civil Division in an attempt to resolve this matter. We recorded pre-tax increases to the  to the reserve established in connection with the civil aspects of these matters amounting to $9 million during the second quarter of 2018, and $22 million during the first six months of 2018, increasing the aggregate pre-tax reserve to $43 million as of June 30, 2018. Changes in the reserve may be required in future periods as discussions with the DOJ continue and additional information becomes available. We cannot predict the ultimate resolution of these matters and therefore can provide no assurance that final amounts paid in settlement or otherwise, if any, or associated costs, will not differ materially from our established reserve.

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

Shareholder Class Action

In December 2016 a purported shareholder class action lawsuit was filed in U.S. District Court for the Central District of California against UHS and certain UHS officers alleging violations of the federal securities laws. The case was originally filed as Heed v. Universal Health Services, Inc. et. al. (Case No. 2:16-CV-09499-PSG-JC). The court subsequently appointed Teamsters Local 456 Pension Fund and Teamsters Local 456 Annuity Fund to serve as lead plaintiffs.  The case has been transferred to the U.S. District Court for the Eastern District of Pennsylvania and the style of the case has been changed to Teamsters Local 456 Pension Fund, et. al. v. Universal Health Services, Inc. et. al. (Case No. 2:17-CV-02817-LS). In September, 2017, Teamsters Local 456 Pension Fund filed an amended complaint. The amended class action complaint alleges violations of federal securities laws relating to disclosures made in public filings associated with alleged practices and operations at our behavioral health facilities.  Plaintiffs seek monetary damages for shareholders during the defined class period as a result of the decrease in share price following various public disclosures or reports. In December 2017, we filed a motion to dismiss the amended complaint. We deny liability and intend to defend ourselves vigorously. At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

Shareholder Derivative Cases

In March 2017, a shareholder derivative suit was filed by plaintiff David Heed in the Court of Common Pleas of Philadelphia County. A notice of removal to the United States District Court for the Eastern District of Pennsylvania was filed (Case No. 2:17-cv-01476-LS). Plaintiff filed a motion to remand. In December 2017, the Court denied plaintiff’s motion to remand and has retained the case in federal court. In May, June and July 2017, additional shareholder derivative suits were filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in those cases are: Central Laborers’ Pension Fund (Case No. 17-cv-02187-LS); Firemen’s Retirement System of St. Louis (Case No. 17—cv-02317-LS); Waterford Township Police & Fire Retirement System (Case No. 17-cv-02595-LS); and Amalgamated Bank Longview Funds (Case No. 17-cv-03404-LS). The Fireman’s Retirement System case has since been voluntarily dismissed. The federal court has consolidated all of the cases pending in the Eastern District of Pennsylvania and has appointed Amalgamated Bank Longview Funds as the lead plaintiff and their counsel as lead counsel.  We are awaiting the filing of a consolidated complaint from designated lead counsel. In addition, a shareholder derivative case was filed in Chancery Court in Delaware by the Delaware County Employees’ Retirement Fund (Case No. 2017-0475-JTL). In December 2017, the Chancery Court stayed this case pending resolution of other contemporaneous matters. Each of these cases have named certain current and former members of the Board of Directors individually and certain officers of Universal Health Services, Inc. as defendants.  UHS has also been named as a nominal defendant in these cases. The derivative cases make substantially similar allegations and claims as the shareholder class action relating to practices at our behavioral health facilities and board and corporate oversight of these facilities as well as claims relating to the stock trading by the individual defendants and company repurchase of shares during the relevant time period. The cases make claims of breaches of fiduciary duties by the named board members and officers; alleged violations of federal securities laws; and common law causes of action against the individual defendants including unjust enrichment, corporate waste, abuse of control, constructive fraud and gross mismanagement. The cases seek monetary damages allegedly incurred by the company; restitution and disgorgement of profits, benefits and other compensation from the individual defendants and various forms of equitable relief relating to corporate governance matters. The defendants deny liability and intend to defend these cases vigorously. At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with these matters.

Chowdary v. Universal Health Services, Inc., et. al.

This is a lawsuit filed in 1999 in state court in Hidalgo County, Texas by a physician and his professional associations alleging tortious interference with contractual relationships and retaliation against McAllen Medical Center in McAllen, Texas as well as Universal Health Services, Inc. The state court has entered a summary judgment order awarding plaintiff $3.85 million in damages.  With prejudgment interest, the total amount of the order amounts to approximately $9 million, for which a reserve is included in our financial statements as of both June 30, 2018 and December 31, 2017. A trial on punitive damages, emotional distress and attorneys’ fees remains to be conducted if the summary judgment order is not vacated.  The case has been removed to federal court. Plaintiffs filed a motion to remand. In February 2018, the federal court denied plaintiffs’ motion to remand and retained the case in federal court. Plaintiffs filed a writ of mandamus with the 5th Circuit Court of Appeals seeking to overturn the federal court’s decision denying remand. The 5th Circuit denied Plaintiffs’ writ of mandamus. We have filed a motion for reconsideration of state court’s summary judgment order in the federal court proceeding.

Disproportionate Share Hospital Payment Matter:

In late September, 2015, many hospitals in Pennsylvania, including seven of our behavioral health care hospitals located in the state, received letters from the Pennsylvania Department of Human Services (the “Department”) demanding repayment of allegedly excess Medicaid Disproportionate Share Hospital payments (“DSH”) for the federal fiscal year (“FFY”) 2011 amounting to approximately $4 million in the aggregate. Since that time, we have received similar requests for repayment for alleged DSH overpayments for FFYs 2012 and 2013. For FFY 2012, the claimed overpayment amounts to approximately $4 million. For FFY 2013, the claimed overpayments were initially approximately $7 million but have since been reduced to approximately $2 million due to a change in the Department’s calculations of the hospital specific DSH upper payment limit. We filed administrative appeals for all of our facilities contesting the recoupment efforts for FFYs 2011 through 2013 as we believe the Department’s calculation methodology is inaccurate and conflicts with applicable federal and state laws and regulations. The Department has agreed to postpone the recoupment of the state’s share of the DSH payments until all hospital appeals are resolved but started recoupment of the federal share.  The Department will likely make similar repayment demand for FFY 2014. Due to a change in the Pennsylvania Medicaid State Plan and implementation of a CMS-approved Medicaid Section 1115 Waiver, we do not believe the methodology applied by the Department to FFYs 2011 through 2013 is applicable to reimbursements received for Medicaid services provided after January 1, 2015 by our behavioral health care facilities located in Pennsylvania. We can provide no assurance that we will ultimately be successful in our legal and administrative appeals related to the Department’s repayment demands.  If our legal and administrative appeals are unsuccessful, our future consolidated results of operations and financial condition could be adversely impacted by these repayments.

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

Item 1A.   Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2017 includes a listing of risk factors to be considered by investors in our securities. With the exception of one risk factor, which has been updated and is reflected below, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

We are subject to pending legal actions, purported stockholder class actions and derivative lawsuits, governmental investigations and regulatory actions.

We, our subsidiaries, PSI, and its subsidiaries, are subject to pending legal actions, governmental investigations and regulatory actions (see Item 1-Legal Proceedings).

Defending ourselves against the allegations in the lawsuits and governmental investigations, or similar matters and any related publicity, could potentially entail significant costs, could require significant attention from our management and our reputation could suffer significantly. We are unable to predict the outcome of these matters or to reasonably estimate the amount or range of any such loss; however, these lawsuits and the related publicity and news articles that have been published concerning these matters could have a material adverse effect on our business, financial condition, results of operations and/or cash flows which in turn could cause a decline in our stock price.

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

In particular, government investigations, as well as qui tam and stockholder lawsuits, may lead to material fines, penalties, damages payments or other sanctions, including exclusion from government healthcare programs. Settlements of lawsuits involving Medicare and Medicaid issues routinely require both monetary payments and corporate integrity agreements, each of which could have a material adverse effect on our business, financial condition, results of operations and/or cash flows.

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

There is no expiration date for our stock repurchase program. As reflected below, during the three-month period ended June 30, 2018,  1,118,750 shares ($129.6 million in the aggregate) were repurchased pursuant to the terms of our stock repurchase program and 11,422 shares were repurchased in connection with income tax withholding obligations resulting from the exercise of stock options.

During the period of April 1, 2018 through June 30, 2018, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid for shares purchased as part of publicly announced program (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands)
April 2018	—	57,966	353	$0.01	50,000	$114.29	$5,714	—	$353,347
May, 2018	—	665,962	1,530	$0.01	663,273	$116.67	$77,386	—	$275,961
June, 2018	—	406,244	736	$0.01	405,477	$114.61	$46,472	—	$229,488
Total April through June, 2018	—	1,130,172	2,619	$0.01	1,118,750	$115.82	$129,572

Dividends

During the quarter ended June 30, 2018, we declared and paid dividends of $.10 per share.

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

Universal Health Services, Inc.
(Registrant)

Date: August 8, 2018	/s/ Alan B. Miller
Alan B. Miller, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton, Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)