Form 10-Q
period 2018-09-30
UNIVERSAL HEALTH SERVICES INC
filed 2018-11-08
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and ‘emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of October 31, 2018:

Class A	6,577,100
Class B	85,254,930
Class C	661,688
Class D	18,653

UNIVERSAL HEALTH SERVICES, INC.

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2018. This Report modifies and supersedes documents filed prior to this Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Report.

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

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net revenues before provision for doubtful accounts		$2,775,790		$8,428,971
Less: Provision for doubtful accounts		233,926		661,893
Net revenues	$2,648,913	2,541,864	$8,017,782	7,767,078
Operating charges:
Salaries, wages and benefits	1,316,710	1,251,528	3,922,832	3,725,786
Other operating expenses	651,442	628,523	1,896,745	1,868,076
Supplies expense	285,201	268,089	867,863	820,242
Depreciation and amortization	112,286	110,217	334,970	334,127
Lease and rental expense	26,110	26,197	79,932	77,413
	2,391,749	2,284,554	7,102,342	6,825,644
Income from operations	257,164	257,310	915,440	941,434
Interest expense, net	39,506	36,956	115,082	108,383
Other (income) expense, net	(11,409)	-	(26,717)	-
Income before income taxes	229,067	220,354	827,075	833,051
Provision for income taxes	54,186	74,992	192,814	286,774
Net income	174,881	145,362	634,261	546,277
Less: Net income attributable to noncontrolling interests	3,135	4,117	12,631	13,583
Net income attributable to UHS	$171,746	$141,245	$621,630	$532,694

Basic earnings per share attributable to UHS	$1.85	$1.48	$6.63	$5.54
Diluted earnings per share attributable to UHS	$1.84	$1.47	$6.60	$5.50

Weighted average number of common shares - basic	92,849	95,246	93,639	96,026
Add: Other share equivalents	481	731	459	771
Weighted average number of common shares and equivalents - diluted	93,330	95,977	94,098	96,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income	$174,881	$145,362	$634,261	$546,277
Other comprehensive income (loss):
Unrealized derivative gains (losses) on cash flow hedges	(1,924)	610	(345)	3,547
Foreign currency translation adjustment	(12,323)	983	(15,480)	9,932
Other	-	(2,515)	-	1,645
Other comprehensive income (loss) before tax	(14,247)	(922)	(15,825)	15,124
Income tax expense (benefit) related to items of other comprehensive income (loss)	293	(711)	(82)	1,935
Total other comprehensive income (loss), net of tax	(14,540)	(211)	(15,743)	13,189
Comprehensive income	160,341	145,151	618,518	559,466
Less: Comprehensive income attributable to noncontrolling interests	3,135	4,117	12,631	13,583
Comprehensive income attributable to UHS	$157,206	$141,034	$605,887	$545,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$83,721	$74,423
Accounts receivable, net	1,543,348	1,500,898
Supplies	144,471	136,177
Other current assets	169,713	86,504
Total current assets	1,941,253	1,798,002

Property and equipment	8,459,668	7,921,126
Less: accumulated depreciation	(3,623,049)	(3,349,289)
	4,836,619	4,571,837
Other assets:
Goodwill	3,852,851	3,825,157
Deferred charges	6,933	9,787
Deferred income taxes	2,944	3,007
Other	632,985	554,038
Total Assets	$11,273,585	$10,761,828

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$342,425	$545,619
Accounts payable and accrued liabilities	1,435,592	1,284,081
Federal and state taxes	252	18,334
Total current liabilities	1,778,269	1,848,034

Other noncurrent liabilities	319,113	306,304
Long-term debt	3,683,919	3,494,390
Deferred income taxes	46,765	54,962

Redeemable noncontrolling interests	6,389	6,702

Equity:
UHS common stockholders’ equity	5,363,745	4,989,514
Noncontrolling interest	75,385	61,922
Total equity	5,439,130	5,051,436
Total Liabilities and Stockholders’ Equity	$11,273,585	$10,761,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Nine months ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$634,261	$546,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	335,002	334,127
Stock-based compensation expense	50,645	42,838
Gain on sale of assets and businesses	(2,513)	0
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(74,129)	10,090
Accrued interest	(5,808)	(5,747)
Accrued and deferred income taxes	(53,165)	(20,177)
Other working capital accounts	89,157	23,729
Other assets and deferred charges	(37,133)	(21,346)
Other	23,008	(54,664)
Accrued insurance expense, net of commercial premiums paid	69,386	80,814
Payments made in settlement of self-insurance claims	(53,223)	(57,224)
Net cash provided by operating activities	975,488	878,717

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(521,349)	(418,693)
Acquisition of property and businesses	(108,016)	(19,610)
Proceeds received from sales of assets and businesses	13,502	0
Costs incurred for purchase and implementation of information technology applications	(25,487)	(26,401)
Decrease (increase) in capital reserves of commercial insurance subsidiary	100	(3,000)
Investment in, and advances to, joint venture	(13,910)	0
Net cash used in investing activities	(655,160)	(467,704)

Cash Flows from Financing Activities:
Reduction of long-term debt	(99,969)	(143,526)
Additional borrowings	82,400	43,124
Financing costs	(774)	(34)
Repurchase of common shares	(261,256)	(242,870)
Dividends paid	(28,086)	(28,776)
Issuance of common stock	7,737	7,637
Profit distributions to noncontrolling interests	(8,243)	(15,924)
Net cash used in financing activities	(308,191)	(380,369)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,742)	1,485

Increase in cash, cash equivalents and restricted cash	10,395	32,129
Cash, cash equivalents and restricted cash, beginning of period	167,297	121,950
Cash, cash equivalents and restricted cash, end of period	$177,692	$154,079

Supplemental Disclosures of Cash Flow Information:
Interest paid	$114,162	$107,442
Income taxes paid, net of refunds	$247,486	$305,885
Noncash purchases of property and equipment	$88,932	$64,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended September 30, 2018. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At September 30, 2018, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.  We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $1.0 million and $900,000 during the three-month periods ended September 30, 2018 and 2017, respectively, and approximately $2.8 million and $2.6 million during the nine-month periods ended September 30, 2018 and 2017, respectively.

Our pre-tax share of income from the Trust was approximately $260,000 and $236,000 during the three-month periods ended September 30, 2018 and 2017, respectively, and approximately $1.1 million and $2.3 million during the nine-month periods ended September 30, 2018 and 2017, respectively.  Included in our share of the Trust’s income for the nine months ended September 30, 2018, is income realized by the Trust in connection with hurricane-related insurance proceeds received in connection with the damage sustained from Hurricane Harvey in August, 2017. Included in our share of the Trust’s income for the nine months ended September 30, 2017, was a gain realized by the Trust in connection with the divestiture of property that was completed during the first quarter of 2017. The carrying value of this investment was approximately $7.8 million and $8.2 million at September 30, 2018 and December 31, 2017, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $58.6 million at September 30, 2018 and $59.2 million at December 31, 2017, based on the closing price of the Trust’s stock on the respective dates.

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

Total rent expense under the operating leases on the three hospital facilities reflected in the table below was approximately $4 million during each of the three months ended September 30, 2018 and 2017, and approximately $12 million for each of the nine-month periods ended September 30, 2018 and 2017. Pursuant to the terms of the three hospital leases with the Trust, we have the option to renew the leases at the lease terms described above and below by providing notice to the Trust at least 90 days prior to the termination of the then current term. We also have the right to purchase the respective leased hospitals at the end of the lease terms or any renewal terms at their appraised fair market value as well as purchase any or all of the three leased hospital properties at the appraised fair market value upon one month’s notice should a change of control of the Trust occur. In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

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

Other Related Party Transactions:

In November, 2018, we entered into an Amendment to the Employment Agreement, dated July 24, 2013, with Alan B. Miller, our Chairman of the Board and Chief Executive Officer (“CEO”), in order to adjust certain terms of the minimum annual awards that Mr. Miller will be eligible to receive during the period of his service as CEO.  For additional information, see Item 5. Other Information, as included in this Form 10-Q for the quarterly period ended September 30, 2018.

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

In August, 2015, Marc D. Miller, our President and member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance.  During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO. Also in connection with this GPO agreement, we received shares of restricted stock of Premier which vest ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO.  We have elected to retain a portion of the previously vested shares of Premier, the market value of which is included in other assets on our consolidated balance sheet.  Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier on which the restrictions have lapsed was $51 million as of September 30, 2018 and $33 million as of December 31, 2017. In connection with our 2018 adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, since our vested shares of Premier are held for investment and classified as available for sale, the $19 million increase in market value of these shares since December 31, 2017 was recorded as an unrealized gain and included in “Other (income) expense, net” on our condensed consolidated statements of income for the nine-month period ended September 30, 2018.  Prior to 2018, changes in the market value of our vested Premier stock were recorded to other comprehensive income/loss on our consolidated balance sheet.

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

As of September 30, 2018, outside owners held noncontrolling, minority ownership interests of: (i) 20% in an acute care facility located in Washington, D.C.; (ii) approximately 11% in an acute care facility located in Texas; (iii) 20% and 30% in two behavioral health care facilities located in Pennsylvania and Ohio, respectively; (iv) approximately 5% in an acute care facility located in Nevada, and; (v) approximately 20% in a newly constructed behavioral health care facility located in Spokane, Washington which was completed and opened in October, 2018.  The noncontrolling interest and redeemable noncontrolling interest balances of $75 million and $6 million, respectively, as of September 30, 2018, consist primarily of the third-party ownership interests in these hospitals.

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

(4) Treasury

Debt:

On October 23, 2018, we entered into a  Sixth Amendment (the “Sixth Amendment”) to our credit agreement dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012, May 16, 2013, August 7, 2014 and June 7, 2016, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto (the “Senior Credit Agreement”). The Sixth Amendment became effective on October 23, 2018.

The Sixth Amendment amends the Senior Credit Facility to, among other things: (i) increased the aggregate amount of the revolving credit facility to $1 billion (increase of $200 million over the $800 million previous commitment); (ii) increased the aggregate amount of the tranche A term loan commitments to $2 billion (increase of approximately $290 million over the $1.71 billion of outstanding borrowings as of September 30, 2018), and; (iii) extended the maturity date of the revolving credit and tranche A term loan facilities from August 7, 2019 to October 23, 2023.

On October 31, 2018, we added an incremental seven-year tranche B term loan facility in the aggregate principal amount of $500 pursuant to the Senior Credit Facility. The tranche B term loan matures on October 31, 2025.  We used the proceeds to repay borrowings under the Senior Credit Facility and Securitization and for general corporate purposes.

Pursuant to the terms of our revolving credit facility as of September 30, 2018, which was prior to the Sixth Amendment when the borrowing capacity was $800 million (increased to $1 billion pursuant to the terms of the Sixth Amendment), we had $282 million of available borrowing capacity net of $480 million of outstanding borrowings, $34 million of outstanding letters of credit and $4 million of outstanding borrowings pursuant to a short-term credit facility.

Pursuant to the terms of the Sixth Amendment, the tranche A term loan provides for eight installment payments of $12.5 million per quarter commencing on March 31, 2019 followed by payments of $25 million per quarter until maturity when all outstanding amounts will be due. The tranche B term loan provides for installment payments of $1.25 million per quarter commencing March 31, 2019 through maturity.

Borrowings under the Senior Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.375% to 0.625% for revolving credit and term loan A borrowings and 0.75% for tranche B borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.375% to 1.625% for revolving credit and term loan A borrowings and 1.75% for the tranche B term loan. As of September 30, 2018, the applicable margins were 0.50% for ABR-based loans and 1.50% for LIBOR-based loans under the revolving credit and term loan A facilities.  The revolving credit facility includes a $125 million sub-limit for letters of credit. The Senior Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Senior Credit Agreement includes a material adverse change clause that must be represented at each draw. The Senior Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We are in compliance with all required covenants as of September 30, 2018.

In late April, 2018, we entered into the sixth amendment to our accounts receivable securitization program (“Securitization”) dated as of October 27, 2010 with a group of conduit lenders, liquidity banks, and PNC Bank, National Association, as administrative agent, which provides for borrowings outstanding from time to time by certain of our subsidiaries in exchange for undivided security interests in their respective accounts receivable. The sixth amendment, among other things, extended the term of the Securitization program through April 26, 2021 and increased the borrowing capacity to $450 million (from $440 million previously). Although the program fee and certain other fees were adjusted in connection with the sixth amendment, substantially all other provisions of the Securitization program remained unchanged.  Pursuant to the terms of our Securitization program, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At September 30, 2018, we had $425 million of outstanding borrowings pursuant to the terms of the Securitization and $25 million of available borrowing capacity.

As of September 30, 2018, we had combined aggregate principal of $1.4 billion from the following senior secured notes:

•

$300 million aggregate principal amount of 3.75% senior secured notes due in August, 2019 (“2019 Notes”) which were issued on August 7, 2014.  We have provided notice to redeem the 2019 Notes effective November 26, 2018.

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

At September 30, 2018, the carrying value and fair value of our debt were each approximately $4.0 billion.  At December 31, 2017, the carrying value and fair value of our debt were approximately $4.0 billion and $4.1 billion, respectively.  The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during the first nine months of 2018 and the full year of 2017 and determined the hedges to be highly effective. We also determined that any portion of the hedges deemed to be ineffective was de minimis and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. We do not anticipate nonperformance by our counterparties. We do not hold or issue derivative financial instruments for trading purposes.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from our counterparties.  We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At September 30, 2018, the fair value of our interest rate swaps was a net asset of $6 million which is included in net accounts receivable on the accompanying balance sheet.  At December 31, 2017, the fair value of our interest rate swaps was a net asset of $7 million, $4 million of which is included in net accounts receivable and $3 million of which is included in other assets on the accompanying consolidated balance sheet.

Foreign Currency Forward Exchange Contracts:

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. The cash flows from these contracts are reported as operating activities in the consolidated statements of cash flows. In connection with these forward exchange contracts, we recorded net cash inflows of $26 million during the nine-month period ended September 30, 2018 and net cash outflows of $72 million during the nine-month period ended September 30, 2017.

Cash, Cash Equivalents and Restricted Cash:

Cash, cash equivalents, and restricted cash as reported in the condensed consolidated statements of cash flows are presented separately on our condensed consolidated balance sheets as follow (in thousands):

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$83,721	$74,423
Restricted cash (a)	93,971	92,874
Total cash, cash equivalents and restricted cash	$177,692	$167,297

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

As of September 30, 2018, the total accrual for our professional and general liability claims was $243 million, of which $48 million was included in current liabilities. As of December 31, 2017, the total accrual for our professional and general liability claims was $229 million, of which $54 million was included in current liabilities.  Our consolidated results of operations for the three and nine-month periods ended September 30, 2018 were not materially impacted by adjustments to our prior year reserves for professional and general liability claims.  Included in our financial results during the three and nine-month periods ended September 30, 2017, pursuant to a reserve analysis which indicated unfavorable changes in our estimated future claims payments relating to prior years, we recorded a $15 million increase to our professional and general liability self-insurance reserves.

As of September 30, 2018 and December 31, 2017, the total accrual for our workers’ compensation liability claims was $71 million and $70 million, respectively, of which $37 million and $35 million is included in current liabilities as of each respective date.

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

Other

Our accounts receivable as of September 30, 2018 and December 31, 2017 include amounts due from Illinois of approximately $24 million and $25 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $10 million as of September 30, 2018 and $8 million as of December 31, 2017, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. Although the accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due to us from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

As of September 30, 2018 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $116 million consisting of: (i) $107 million related to our self-insurance programs, and; (ii) $9 million of other debt and public utility guarantees.

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

In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration (“AHCA”) subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the Medicare suspension remains in effect. In June 2017, AHCA advised that while they were maintaining the suspension for dual eligible and cross-over Medicare beneficiaries, the Medicaid payment suspension was lifted effective June 27, 2017. We cannot predict if and/or when the facility’s remaining suspended payments will resume in total. From inception through September 30, 2018, the aggregate funds withheld from us in connection with the River Point Behavioral Health payment suspension amounted to approximately $9 million. Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during the three and nine-month periods ended September 30, 2018, or the year ended December 31, 2017, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

The DOJ has advised us that the civil aspect of the coordinated investigation referenced above is a False Claims Act investigation focused on billings submitted to government payors in relation to services provided at those facilities. While there have been various matters raised by DOJ during the pendency of this investigation, DOJ Civil has advised that the focus of their investigation is on medical necessity issues and billing for services not eligible for payment due to non-compliance with regulatory requirements relating to, among other things, admission eligibility, discharge decisions, length of stay and patient care issues. It is our understanding that the DOJ Criminal Fraud Section is investigating issues similar to those focused on by DOJ Civil and the other related agencies involved in this matter. UHS denies any fraudulent billings were submitted to government payors; however, we are involved in settlement discussions with the DOJ Civil Division in an attempt to resolve this matter. We recorded pre-tax increases to the reserve established in connection with the civil aspects of these matters amounting to $48 million during the third quarter of 2018, and $70 million during the first nine months of 2018, increasing the aggregate pre-tax reserve to $90 million as of September 30, 2018. Changes in the reserve may be required in future periods as discussions with the DOJ continue and additional information becomes available. We cannot predict the ultimate resolution of these matters and therefore can provide no assurance that final amounts paid in settlement or otherwise, if any, or associated costs, as well as the income tax deductibility of payments, will not differ materially from our established reserve and assumptions related to income tax deductibility.

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

Disproportionate Share Hospital Payment Matter:

In late September, 2015, many hospitals in Pennsylvania, including seven of our behavioral health care hospitals located in the state, received letters from the Pennsylvania Department of Human Services (the “Department”) demanding repayment of allegedly excess Medicaid Disproportionate Share Hospital payments (“DSH”) for the federal fiscal year (“FFY”) 2011 amounting to approximately $4 million in the aggregate. Since that time, we have received similar requests for repayment for alleged DSH overpayments for FFYs 2012, 2013 and 2014. For FFY 2012, the claimed overpayment amounts to approximately $4 million.  For FFY 2013, the claimed overpayments were initially approximately $7 million but have since been reduced to approximately $2 million due to a change in the Department’s calculations of the hospital specific DSH upper payment limit. For FFY 2014, the claimed overpayments were approximately $7 million. We filed administrative appeals for all of our facilities contesting the recoupment efforts for FFYs 2011 through 2014 as we believe the Department’s calculation methodology is inaccurate and conflicts with applicable federal and state laws and regulations. The Department has agreed to postpone the recoupment of the state’s share of the DSH payments until all hospital appeals are resolved but started recoupment of the federal share. Due to a change in the Pennsylvania Medicaid State Plan and implementation of a CMS-approved Medicaid Section 1115 Waiver, we do not believe the methodology applied by the Department to FFYs 2011 through 2013 is applicable to reimbursements received for Medicaid services provided after January 1, 2015 by our behavioral health care facilities located in Pennsylvania. We can provide no assurance that we will ultimately be successful in our legal and administrative appeals related to the Department’s repayment demands.  If our legal and administrative appeals are unsuccessful, our future consolidated results of operations and financial condition could be adversely impacted by these repayments.

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

	Three months ended September 30, 2018
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$6,009,303	$2,459,078	$0	$8,468,381
Gross outpatient revenues	$3,694,389	$242,167	$0	$3,936,556
Total net revenues	$1,383,050	$1,262,472	$3,391	$2,648,913
Income/(loss) before allocation of corporate overhead and income taxes	$147,448	$234,170	$(152,551)	$229,067
Allocation of corporate overhead	$(49,967)	$(40,244)	$90,211	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$97,481	$193,926	$(62,340)	$229,067
Total assets as of September 30, 2018	$4,027,573	$6,871,765	$374,247	$11,273,585

	Nine months ended September 30, 2018
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$18,535,079	$7,310,230	$0	$25,845,309
Gross outpatient revenues	$11,169,376	$764,885	$0	$11,934,261
Total net revenues	$4,232,673	$3,774,551	$10,558	$8,017,782
Income/(loss) before allocation of corporate overhead and income taxes	$513,174	$734,362	$(420,461)	$827,075
Allocation of corporate overhead	$(149,760)	$(120,822)	$270,582	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$363,414	$613,540	$(149,879)	$827,075
Total assets as of September 30, 2018	$4,027,573	$6,871,765	$374,247	$11,273,585

	Three months ended September 30, 2017
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$5,344,625	$2,257,231	$0	$7,601,856
Gross outpatient revenues	$3,199,066	$236,559	$0	$3,435,625
Total net revenues	$1,316,748	$1,224,548	$568	$2,541,864
Income/(loss) before allocation of corporate overhead and income taxes	$106,707	$228,673	$(115,026)	$220,354
Allocation of corporate overhead	$(45,680)	$(39,707)	$85,387	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$61,027	$188,966	$(29,639)	$220,354
Total assets as of September 30, 2017	$3,736,676	$6,610,811	$291,873	$10,639,360

	Nine months ended September 30, 2017
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$16,373,472	$6,689,368	$0	$23,062,840
Gross outpatient revenues	$9,780,173	$740,331	$0	$10,520,504
Total net revenues	$4,072,752	$3,685,230	$9,096	$7,767,078
Income/(loss) before allocation of corporate overhead and income taxes	$452,388	$732,749	$(352,086)	$833,051
Allocation of corporate overhead	$(137,031)	$(119,021)	$256,052	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$315,357	$613,728	$(96,034)	$833,051
Total assets as of September 30, 2017	$3,736,676	$6,610,811	$291,873	$10,639,360

(a)

Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $130 million and $111 million for the three-month periods ended September 30, 2018 and 2017, respectively, and approximately $364 million and $317 million for the nine-month periods ended September 30, 2018 and 2017 respectively.  Total assets at our U.K. behavioral health care facilities were approximately $1.231 billion and $1.094 billion as of September 30, 2018 and 2017, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for classes A, B, C and D common stockholders for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Basic and Diluted:
Net income attributable to UHS	$171,746	$141,245	$621,630	$532,694
Less: Net income attributable to unvested restricted share grants	(317)	(81)	(813)	(257)
Net income attributable to UHS – basic and diluted	$171,429	$141,164	$620,817	$532,437

Weighted average number of common shares - basic	92,849	95,246	93,639	96,026
Net effect of dilutive stock options and grants based on the treasury stock method	481	731	459	771
Weighted average number of common shares and equivalents - diluted	93,330	95,977	94,098	96,797
Earnings per basic share attributable to UHS:	$1.85	$1.48	$6.63	$5.54
Earnings per diluted share attributable to UHS:	$1.84	$1.47	$6.60	$5.50

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 7.3 million for the three months ended September 30, 2018 and 8.2 million for the nine months ended September 30, 2018.  The excluded weighted-average stock options totaled 8.0 million for the three months ended September 30, 2017 and 5.6 million for the nine months ended September 30, 2017.  All classes of our common stock have the same dividend rights.

Stock-Based Compensation:

During the three-month periods ended September 30, 2018 and 2017, pre-tax compensation cost of $14.2 million and $13.1 million, respectively, was recognized related to outstanding stock options. During the nine-month periods ended September 30, 2018 and 2017, compensation costs of $46.7 million and $41.0 million, respectively, was recognized related to outstanding stock options. In addition, during the three-month periods ended September 30, 2018 and 2017, pre-tax compensation cost of approximately $1.4 million and $432,000 (net of cancellations), respectively, was recognized related to restricted stock. During the nine-month periods ended

September 30, 2018 and 2017, compensation costs of approximately $3.1 million and $1.0 million (net of cancellations), respectively, was recognized related to restricted stock. As of September 30, 2018 there was approximately $126.6 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 2.7 years. There were 2,454,515 stock options granted (net of cancellations) during the first nine months of 2018 with a weighted-average grant date fair value of $28.18 per share.  There were 138,970 shares of restricted shares granted (net of cancellations) during the first nine months of 2018 with a weighted-average grant date fair value of $119.47 per share.

The expense associated with stock-based compensation arrangements is a non-cash charge. In the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $50.6 million and $42.8 million during the nine-month periods ended September 30, 2018 and 2017, respectively.

(8) Dispositions and acquisitions

Nine-month period ended September 30, 2018:

Acquisitions:

During the first nine months of 2018, we paid approximately $108 million to acquire businesses and property consisting primarily of the acquisition of: (i) The Danshell Group, consisting of 25 behavioral health facilities, with a an aggregate of 288 beds, located in the U.K. (acquired during the third quarter of 2018), and; (ii) a 109-bed behavioral health care facility located in Gulfport, Mississippi (acquired during the first quarter).

Divestitures:

During the first nine months of 2018, we received an aggregate of approximately $14 million resulting primarily from the required divestiture of The Limes, an 18-bed behavioral health care facility located in the U.K., as well as the divestiture of the real property of a previously closed behavioral health care facility.  The divestiture of The Limes was completed pursuant to the final ruling of The Competition and Markets Authority’s (“CMA”) Phase 2 investigation in connection with our acquisition of Cambian Group, PLC’s adult services’ division during the fourth quarter of 2016.

Nine-month period ended September 30, 2017:

Acquisitions:

During the first nine months of 2017, we paid approximately $20 million to acquire various property assets.

Divestitures:

During the first nine months of 2017, there were no divestitures.

(9) Dividends

We declared and paid dividends of $9.3 million, or $.10 per share, during the third quarter of 2018 and $9.5 million or $.10 per share during the third quarter of 2017. We declared and paid dividends of $28.1 million and $28.8 million during the nine-month periods ended September 30, 2018 and 2017, respectively.

(10) Income Taxes

Our effective income tax rates were 23.7% and 34.0% during the three-month periods ended September 30, 2018 and 2017, respectively, and 23.3% and 34.4% during the nine-month periods ended September 30, 2018 and 2017, respectively. The decreases in the effective tax rates during the three and nine-month periods ended September 30, 2018, as compared to the comparable periods in 2017, were primarily due to the Tax Cuts and Jobs Act of 2017 (the “TCJA-17”), which reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.  Partially offsetting the favorable impact of the TCJA-17 during the 2018 periods, as compared to the comparable 2017 periods, were unfavorable changes of $1 million during the three-month period ended September 30, 2018 and $8 million during the nine-month period ended September 30, 2018, resulting from our January 1, 2017 adoption of ASU 2016-09 “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The adoption of ASU 2016-09 resulted in less than $1 million impact to our provision for income taxes during the third quarter of 2018 and 2017, and decreased our provision for income taxes by $1 million during the first nine months of 2018 as compared to a $9 million decrease during the first nine months of 2017.

The TCJA-17 enacted on December 22, 2017 makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations through the implementation of a territorial tax system; and (5) creating a new limitation on deductible interest expense.  Due to the complexities involved in accounting for the TCJA-17, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allows a measurement period of up to one year after the enactment date of the TCJA-17 to finalize the recording of the related tax impacts.  We applied the guidance in SAB 118 and at December 31, 2017, recorded provisional estimates to re-measure our deferred taxes using the new 21% rate ($30 million tax benefit) and to record an estimated transition tax ($11.3 million expense).  During the nine months ended September 30, 2018, we have not made any additional measurement period adjustments related to the provisional estimates recorded at December 31, 2017.  However, we are continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the prescribed measurement period.

The global intangible low-taxed income (“GILTI”) provisions from the TCJA-17 require the inclusion of the earnings of certain foreign subsidiaries in excess of an acceptable rate of return on certain assets of the respective subsidiaries in our U.S. tax return for tax years beginning after December 31, 2017.  We recorded an estimate in our effective tax rate for the nine months ended September 30, 2018.  Due to the complexities around the calculation we have not recorded any provisional deferred tax effects related to the GILTI tax and will not make an accounting policy election at this time with respect to deferred tax effects of GILTI for our consolidated financial statements nine months ended September 30, 2018.

As of January 1, 2018, our unrecognized tax benefits were approximately $1 million. The amount, if recognized, that would favorably affect the effective tax rate is approximately $1 million. During the nine months ended September 30, 2018, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of September 30, 2018, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for 2015 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months.  It is reasonably possible that the amount of uncertain tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

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

		Balances Without
	As	Adoption	Effect
	Reported	ASC 606	of Change
For the three months ended September 30, 2018:
Net Revenue before provision for doubtful accounts		$2,929,710
Less: Provision for doubtful accounts		285,044
Net Revenues	$2,648,913	$2,644,666	$4,247

Other operating expenses	$651,442	$647,195	$4,247

		Balances Without
	As	Adoption	Effect
	Reported	ASC 606	of Change
For the nine months ended September 30, 2018:
Net Revenue before provision for doubtful accounts		$8,814,635
Less: Provision for doubtful accounts		807,747
Net Revenues	$8,017,782	$8,006,888	$10,894

Other operating expenses	$1,896,745	$1,885,851	$10,894

We group our revenues into categories based on payment behaviors.  Each component has its own reimbursement structure which allows us to disaggregate the revenue into categories that share the nature and timing of payments.  The other patient revenue consists primarily of self-pay, government-funded non-Medicaid, and other.

The following table disaggregates our revenue by major source for the three and nine month periods ended September 30, 2018 and 2017 (in thousands):

	For the three months ended September 30, 2018
	Acute Care		Behavioral Health		Other	Total
Medicare	$295,691	21%	$155,642	12%		$451,333	17%
Managed Medicare	175,248	13%	55,285	4%		230,533	9%
Medicaid	126,977	9%	169,614	13%		296,591	11%
Managed Medicaid	123,296	9%	242,233	19%		365,529	14%
Managed Care (HMO and PPOs)	500,688	36%	333,585	26%		834,273	31%
UK Revenue	0	0%	129,965	10%		129,965	5%
Other patient revenue and adjustments, net	62,055	4%	126,157	10%		188,212	7%
Other non-patient revenue	99,095	7%	49,991	4%	3,391	152,477	6%
Total Net Revenue	$1,383,050	100%	$1,262,472	100%	$3,391	2,648,913	100%

	For the nine months ended September 30, 2018
	Acute Care		Behavioral Health		Other	Total
Medicare	$972,073	23%	$444,812	12%		$1,416,885	18%
Managed Medicare	550,683	13%	151,323	4%		702,006	9%
Medicaid	349,794	8%	522,916	14%		872,710	11%
Managed Medicaid	410,243	10%	720,285	19%		1,130,528	14%
Managed Care (HMO and PPOs)	1,547,496	37%	1,052,694	28%		2,600,190	32%
UK Revenue	0	0%	364,163	10%		364,163	5%
Other patient revenue and adjustments, net	104,926	2%	364,534	10%		469,460	6%
Other non-patient revenue	297,458	7%	153,824	4%	10,558	461,840	6%
Total Net Revenue	$4,232,673	100%	$3,774,551	100%	$10,558	8,017,782	100%

	For the three months ended September 30, 2017
	Acute Care		Behavioral Health		Other	Total
Medicare	$299,844	23%	$157,622	13%		$457,466	18%
Managed Medicare	160,548	12%	42,322	3%		202,870	8%
Medicaid	121,290	9%	177,196	14%		298,486	12%
Managed Medicaid	124,079	9%	209,463	17%		333,542	13%
Managed Care (HMO and PPOs)	471,623	36%	335,373	27%		806,996	32%
UK Revenue	0	0%	110,526	9%		110,526	4%
Other patient revenue and adjustments, net	26,022	2%	136,714	11%		162,736	6%
Other non-patient revenue	113,342	9%	55,332	5%	568	169,242	7%
Total Net Revenue	$1,316,748	100%	$1,224,548	100%	$568	2,541,864	100%

	For the nine months ended September 30, 2017
	Acute Care		Behavioral Health		Other	Total
Medicare	$925,857	23%	$451,704	12%		$1,377,561	18%
Managed Medicare	471,727	12%	121,709	3%		593,436	8%
Medicaid	343,675	8%	540,823	15%		884,498	11%
Managed Medicaid	384,340	9%	650,327	18%		1,034,667	13%
Managed Care (HMO and PPOs)	1,452,448	36%	1,050,550	29%		2,502,998	32%
UK Revenue	0	0%	316,938	9%		316,938	4%
Other patient revenue and adjustments, net	141,919	3%	381,723	10%		523,642	7%
Other non-patient revenue	352,786	9%	171,456	5%	9,096	533,338	7%
Total Net Revenue	$4,072,752	100%	$3,685,230	100%	$9,096	7,767,078	100%

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

In February, 2016, the FASB issued ASU 2016-02, “Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“Update 2016-02”), which requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key qualitative and quantitative information about the entity’s leasing arrangements.  In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) - Targeted Improvements (“ASU 2018-11”), which provides an additional transition method allowing entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  This update is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted.

While we continue to evaluate other practical expedients available under the guidance, we expect to elect the package of practical expedients permitted under the transition guidance within ASU 2016-02 to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and, therefore, do not anticipate a material impact on our consolidated statements of income. While we are continuing to assess the effects of adoption, we currently believe the most significant changes relate to the recognition of significant right-of-use assets and lease liabilities on our consolidated balance sheet as a result of our operating lease obligations, as well as the impact of new disclosure requirements. Operating lease expense will still be recognized on a straight-line basis over the remaining life of the lease within lease and rental expense in the consolidated statements of income.  We plan to adopt ASU 2016-02 on January 1, 2019 and anticipate using the optional transition method in ASU 2018-11. Under this method, we would not adjust our comparative period financial statements for the effects of the new standard or make the new required lease disclosures for periods prior to the effective date.

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

As of September 30, 2018, we owned and/or operated 350 inpatient facilities and 32 outpatient and other facilities including the following located in 37 states, Washington, D.C., the United Kingdom and Puerto Rico:

Acute care facilities located in the U.S.:

•	26 inpatient acute care hospitals;
•	4 free-standing emergency departments, and;
•	4 outpatient surgery/cancer care centers & 1 surgical hospital.

Behavioral health care facilities (324 inpatient facilities and 23 outpatient facilities):

Located in the U.S.:

•	187 inpatient behavioral health care facilities, and;
•	20 outpatient behavioral health care facilities.

Located in the U.K.:

•	134 inpatient behavioral health care facilities, and;
•	2 outpatient behavioral health care facilities.

Located in Puerto Rico:

•	3 inpatient behavioral health care facilities, and;
•	1 outpatient behavioral health care facility.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 52% during each of the three-month periods ended September 30, 2018 and 2017, and 53% and 52% during the nine-month periods ended September 30, 2018 and 2017, respectively. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 48% of our consolidated net revenues during each of the three-month periods ended September 30, 2018 and 2017, and 47% during each of the nine-month periods ended September 30, 2018 and 2017.

Our behavioral health care facilities located in the U.K. generated net revenues amounting to approximately $130 million and $111 million during the three-month periods ended September 30, 2018 and 2017, respectively, and $364 million and $317 million during the nine-month periods ended September 30, 2018 and 2017, respectively.  Total assets at our U.K. behavioral health care facilities were approximately $1.231 billion as of September 30, 2018 and $1.098 billion as of December 31, 2017.

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
•

the availability of suitable acquisition and divestiture opportunities and our ability to successfully integrate and improve our acquisitions since failure to achieve expected acquisition benefits from certain of our prior or future acquisitions could result in impairment charges for goodwill and purchased intangibles;

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payors but we also have smaller amounts due from other miscellaneous payors such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts the reported amounts in future periods for the provision for doubtful accounts and other accounts such as Medicaid pending. Although the patient’s ultimate eligibility determination may result in amounts being reclassified among these accounts from period to period, these reclassifications did not have a material impact on our results of operations during the three or nine-month periods ended September 30, 2018 or 2017 since our facilities make estimates at each financial reporting period to reserve for amounts that are deemed to be uncollectible.

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

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three and nine-month periods ended September 30, 2018 and 2017:

Uncompensated care:

Amounts in millions	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2018	%	2017	%	2018	%	2017	%
Charity care	$204	41%	$216	48%	$536	39%	$723	53%
Uninsured discounts	297	59%	231	52%	848	61%	639	47%
Total uncompensated care	$501	100%	$447	100%	$1,384	100%	$1,362	100%

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Amounts in millions	2018	2017	2018	2017
Estimated cost of providing charity care	$26	$30	$66	$98
Estimated cost of providing uninsured discounts related care	37	34	104	87
Estimated cost of providing uncompensated care	$63	$64	$170	$185

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

The total accrual for our professional and general liability claims and workers’ compensation claims was $315 million as of September 30, 2018, of which $85 million is included in current liabilities. The total accrual for our professional and general liability claims and workers’ compensation claims was $298 million as of December 31, 2017, of which $89 million is included in current liabilities.

Recent Accounting Standards: For a summary of accounting standards, please see Note 12 to the Consolidated Financial Statements, as included herein.

Results of Operations

Three-month periods ended September 30, 2018 and 2017:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended September 30, 2018 and 2017 (dollar amounts in thousands):

	Three months ended September 30, 2018		Three months ended September 30, 2017
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts			$2,775,790
Less: Provision for doubtful accounts			233,926
Net revenues	$2,648,913	100.0%	2,541,864	100.0%
Operating charges:
Salaries, wages and benefits	1,316,710	49.7%	1,251,528	49.2%
Other operating expenses	651,442	24.6%	628,523	24.7%
Supplies expense	285,201	10.8%	268,089	10.5%
Depreciation and amortization	112,286	4.2%	110,217	4.3%
Lease and rental expense	26,110	1.0%	26,197	1.0%
Subtotal-operating expenses	2,391,749	90.3%	2,284,554	89.9%
Income from operations	257,164	9.7%	257,310	10.1%
Interest expense, net	39,506	1.5%	36,956	1.5%
Other (income) expense, net	(11,409)	(0.4)%	-	—
Income before income taxes	229,067	8.6%	220,354	8.7%
Provision for income taxes	54,186	2.0%	74,992	3.0%
Net income	174,881	6.6%	145,362	5.7%
Less: Income attributable to noncontrolling interests	3,135	0.1%	4,117	0.2%
Net income attributable to UHS	$171,746	6.5%	$141,245	5.6%

Net revenues increased 4.2%, or $107 million, to $2.65 billion during the three-month period ended September 30, 2018 as compared to $2.54 billion during the third quarter of 2017. The net increase was primarily attributable to: (i) a $116 million or 4.7% increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods (which we refer to as “same facility”), partially offset by; (ii) $9 million of other combined net decreases due primarily to decreased provider taxes incurred during the third quarter of 2018 as compared to the comparable quarter of 2017, partially offset by the revenues generated at 25 behavioral health facilities located in the U.K. acquired during the third quarter of 2018 in connection with our acquisition of The Danshell Group.

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $9 million to $229 million during the three-month period ended September 30, 2018 as compared to $220 million during the comparable quarter of 2017. The net increase in our income before income taxes during the third quarter of 2018, as compared to the comparable quarter of 2017, was due to:

•	an increase of $41 million at our acute care facilities as discussed below in Acute Care Hospital Services;
•	an increase of $5 million at our behavioral health care facilities, as discussed below in Behavioral Health Services;
•

a decrease of $48 million due to an increase recorded during the third quarter of 2018 to the reserve established in connection with the civil aspects of the government’s investigation of certain of our behavioral health care facilities (reserve increased to $90 million; see Item 1 - Legal Proceedings for additional disclosure);

•

an increase of $11 million from an unrealized gain recorded during the third quarter of 2018 resulting from an increase in the market value of shares of certain marketable securities held for investment and classified as available for sale;

•	a decrease of $3 million due to an increase in interest expense, as discussed below in Other Operating Results, and;
•	$3 million of other combined net increases.

Net income attributable to UHS increased $31 million to $172 million during the three-month period ended September 30, 2018 as compared to $141 million during the comparable prior year quarter. Changes to our net income attributable to UHS during the third quarter of 2018, as compared to the comparable prior year quarter, included:

•	an increase of $9 million in income before income taxes, as discussed above;

•	an increase of $1 million due to a decrease in income attributable to noncontrolling interests, and;
•

an increase of $21 million resulting from a decrease in the provision for income taxes resulting primarily from: (i) a decrease in the provision for income taxes resulting from the Tax Cuts and Jobs Act of 2017 which, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%, partially offset by; (ii) an increase in the provision for income taxes resulting from the $10 million increase in pre-tax income ($9 million increase in income before income taxes and $1 million increase due to a decrease in income attributable to noncontrolling interests).

Nine-month periods ended September 30, 2018 and 2017:

The following table summarizes our results of operations and is used in the discussion below for the nine-month periods ended September 30, 2018 and 2017 (dollar amounts in thousands):

	Nine months ended September 30, 2018		Nine months ended September 30, 2017
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts			$8,428,971
Less: Provision for doubtful accounts			661,893
Net revenues	$8,017,782	100.0%	7,767,078	100.0%
Operating charges:
Salaries, wages and benefits	3,922,832	48.9%	3,725,786	48.0%
Other operating expenses	1,896,745	23.7%	1,868,076	24.1%
Supplies expense	867,863	10.8%	820,242	10.6%
Depreciation and amortization	334,970	4.2%	334,127	4.3%
Lease and rental expense	79,932	1.0%	77,413	1.0%
Subtotal-operating expenses	7,102,342	88.6%	6,825,644	87.9%
Income from operations	915,440	11.4%	941,434	12.1%
Interest expense, net	115,082	1.4%	108,383	1.4%
Other (income) expense, net	(26,717)	(0.3)%	-	—
Income before income taxes	827,075	10.3%	833,051	10.7%
Provision for income taxes	192,814	2.4%	286,774	3.7%
Net income	634,261	7.9%	546,277	7.0%
Less: Income attributable to noncontrolling interests	12,631	0.2%	13,583	0.2%
Net income attributable to UHS	$621,630	7.8%	$532,694	6.9%

Net revenues increased 3.2%, or $251 million, to $8.02 billion during the nine-month period ended September 30, 2018 as compared to $7.77 billion during the first nine months of 2017. The net increase was primarily attributable to: (i) a $281 million or 3.7% increase in net revenues generated from our acute care hospital services and behavioral health services on a same facility basis, partially offset by; (ii) $30 million of other combined net decreases due primarily to the closure or restructuring of certain behavioral health care facilities and a $15 million Medicaid settlement included in net revenues during the first nine months of 2017, partially offset by the revenues generated at 25 behavioral health facilities located in the U.K. acquired during the third quarter of 2018 in connection with our acquisition of The Danshell Group.

Income before income taxes (before deduction for income attributable to noncontrolling interests) decreased $6 million to $827 million during the nine-month period ended September 30, 2018 as compared to $833 million during the comparable period of 2017. The net decrease in our income before income taxes during the first nine months of 2018, as compared to the comparable period of 2017, was due to:

•	an increase of $61 million at our acute care facilities as discussed below in Acute Care Hospital Services;
•	an increase of $2 million at our behavioral health care facilities, as discussed below in Behavioral Health Services;
•

a decrease of $70 million due to due to an increase recorded during the first nine months of 2018 to the reserve established in connection with the civil aspects of the government’s investigation of certain of our behavioral health care facilities (reserve increased to $90 million; see Item 1 - Legal Proceedings for additional disclosure);

•

an increase of $19 million from an unrealized gain recorded during the first nine months of 2018 resulting from an increase in the market value of shares of certain marketable securities held for investment and classified as available for sale;

•	a decrease of $7 million due to an increase in interest expense, as discussed below in Other Operating Results, and;

•	$11 million of other combined net decreases.

Net income attributable to UHS increased $89 million to $622 million during the nine-month period ended September 30, 2018 as compared to $533 million during the comparable prior year period. Changes to our net income attributable to UHS during the first nine months of 2018, as compared to the comparable prior year period, included:

•	a decrease of $6 million in income before income taxes, as discussed above;
•	an increase of $1 million due to a decrease in income attributable to noncontrolling interests, and;
•

an increase of $94 million resulting from a decrease in the provision for income taxes resulting primarily from: (i) a decrease in the provision for income taxes resulting from the Tax Cuts and Jobs Act of 2017 which, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%; (ii) a decrease in the provision for income taxes resulting from the $5 million decrease in pre-tax income ($6 million decrease in income before income taxes partially offset by a $1 million increase in pre-tax income due to a decrease in income attributable to noncontrolling interests), partially offset by; (iii) an $8 million increase to our provision for income taxes due to an unfavorable change resulting from our January 1, 2017 adoption of ASU 2016-09, which decreased our provision for income taxes by $1 million during the first nine months of 2018 as compared to $9 million during the first nine months of 2017.

Acute Care Hospital Services

Same Facility Basis Acute Care Hospital Services

We believe that providing our results on a “Same Facility” basis (which is a non-GAAP measure), which includes the operating results for facilities and businesses operated in both the current year and prior year periods, is helpful to our investors as a measure of our operating performance. Our Same Facility results also neutralize (if applicable) the impact of the EHR applications, the effect of items that are non-operational in nature including items such as, but not limited to, gains/losses on sales of assets and businesses, impacts of settlements, legal judgments and lawsuits, impairments of long-lived and intangible assets and other amounts that may be reflected in the current or prior year financial statements that relate to prior periods. Our Same Facility basis results reflected on the tables below also exclude from net revenues and other operating expenses, provider tax assessments incurred in each period as discussed below Sources of Revenue-Various State Medicaid Supplemental Payment Programs. However, these provider tax assessments are included in net revenues and other operating expenses as reflected in the table below under All Acute Care Hospital Services. The provider tax assessments had no impact on the income before income taxes as reflected on the tables below since the amounts offset between net revenues and other operating expenses. To obtain a complete understanding of our financial performance, the Same Facility results should be examined in connection with our net income as determined in accordance with GAAP and as presented in the condensed consolidated financial statements and notes thereto as contained in this Quarterly Report on Form 10-Q.

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussion below for the three and nine-month periods ended September 30, 2018 and 2017 (dollar amounts in thousands):

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts			$1,492,502				$4,563,562
Less: Provision for doubtful accounts			204,979				573,331
Net revenues	$1,373,357	100.0%	1,287,523	100.0%	$4,171,735	100.0%	3,990,231	100.0%
Operating charges:
Salaries, wages and benefits	596,731	43.5%	566,107	44.0%	1,762,273	42.2%	1,672,670	41.9%
Other operating expenses	311,462	22.7%	313,200	24.3%	926,659	22.2%	942,115	23.6%
Supplies expense	235,271	17.1%	217,035	16.9%	718,542	17.2%	670,443	16.8%
Depreciation and amortization	68,647	5.0%	64,833	5.0%	207,962	5.0%	194,490	4.9%
Lease and rental expense	14,052	1.0%	14,605	1.1%	43,043	1.0%	43,066	1.1%
Subtotal-operating expenses	1,226,163	89.3%	1,175,780	91.3%	3,658,479	87.7%	3,522,784	88.3%
Income from operations	147,194	10.7%	111,743	8.7%	513,256	12.3%	467,447	11.7%
Interest expense, net	382	0.0%	639	0.0%	1,344	0.0%	2,074	0.1%
Other (income) expense, net	-	—	0	—	(2,498)	(0.1)%	0	—
Income before income taxes	$146,812	10.7%	$111,104	8.6%	$514,410	12.3%	$465,373	11.7%

Three-month periods ended September 30, 2018 and 2017:

During the three-month period ended September 30, 2018, as compared to the comparable prior year quarter, net revenues from our acute care hospital services, on a same facility basis, increased $86 million or 6.7%. Excluding the impact of our commercial health insurer headquartered in Nevada, net revenues from our acute care hospital services increased $101 million or 8.2%. Income before income taxes (and before income attributable to noncontrolling interests) increased $36 million, or 32%, amounting to $147 million or 10.7% of net revenues during the third quarter of 2018 as compared to $111 million or 8.6% of net revenues during the third quarter of 2017.

During the three-month period ended September 30, 2018, net revenue per adjusted admission increased 6.6% while net revenue per adjusted patient day increased 3.9%, as compared to the comparable quarter of 2017. During the three-month period ended September 30, 2018, as compared to the comparable prior year quarter, inpatient admissions to our acute care hospitals increased 0.9% and adjusted admissions (adjusted for outpatient activity) increased 1.5%. Patient days at these facilities increased 3.5% and adjusted patient days increased 4.1% during the three-month period ended September 30, 2018 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.5 days and 4.4 days during the three-month periods ended September 30, 2018 and 2017, respectively. The occupancy rate, based on the average available beds at these facilities, was 61% and 59% during the three-month periods ended September 30, 2018 and 2017, respectively.

Nine-month periods ended September 30, 2018 and 2017:

During the nine-month period ended September 30, 2018, as compared to the comparable prior year period, net revenues from our acute care hospital services, on a same facility basis, increased $182 million or 4.5%. Excluding the impact of our commercial health insurer headquartered in Nevada, net revenues from our acute care hospital services increased $242 million or 6.3%. Income before income taxes (and before income attributable to noncontrolling interests) increased $49 million, or 11%, amounting to $514 million or 12.3% of net revenues during the first nine months of 2018 as compared to $465 million or 11.7% of net revenues during the first nine months of 2017.

During the nine-month period ended September 30, 2018, net revenue per adjusted admission increased 4.2% while net revenue per adjusted patient day increased 1.5%, as compared to the comparable period of 2017. During the nine-month period ended September 30, 2018, as compared to the comparable prior year period, inpatient admissions to our acute care hospitals increased 2.0% and adjusted admissions increased 2.0%. Patient days at these facilities increased 4.8% and adjusted patient days increased 4.8% during the nine-month period ended September 30, 2018 as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 4.6 days and 4.4 days during the nine-month periods ended September 30, 2018 and 2017, respectively. The occupancy rate, based on the average available beds at these facilities, was 63% and 60% during the nine-month periods ended September 30, 2018 and 2017, respectively.

All Acute Care Hospitals

The following table summarizes the results of operations for all our acute care operations during the three and nine-month periods ended September 30, 2018 and 2017. These amounts include: (i) our acute care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the impact of the implementation of EHR applications at our acute care hospitals (beginning in 2018, the EHR impact is included in our same facility results as well as all acute care hospitals) and the results of recently acquired/opened ancillary businesses. Dollar amounts below are reflected in thousands.

	Three months ended September 30, 2018		Three months ended September 30, 2017		Nine months ended September 30, 2018		Nine months ended September 30, 2017
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts			$1,521,727				$4,646,083
Less: Provision for doubtful accounts			204,979				573,331
Net revenues	1,383,050	100.0%	1,316,748	100.0%	4,232,673	100.0%	4,072,752	100.0%
Operating charges:
Salaries, wages and benefits	596,932	43.2%	566,214	43.0%	1,762,826	41.6%	1,672,909	41.1%
Other operating expenses	320,317	23.2%	342,486	26.0%	988,279	23.3%	1,018,454	25.0%
Supplies expense	235,272	17.0%	217,035	16.5%	718,543	17.0%	670,444	16.5%
Depreciation and amortization	68,647	5.0%	69,062	5.2%	207,962	4.9%	213,417	5.2%
Lease and rental expense	14,052	1.0%	14,605	1.1%	43,043	1.0%	43,066	1.1%
Subtotal-operating expenses	1,235,220	89.3%	1,209,402	91.8%	3,720,653	87.9%	3,618,290	88.8%
Income from operations	147,830	10.7%	107,346	8.2%	512,020	12.1%	454,462	11.2%
Interest expense, net	382	0.0%	639	0.0%	1,344	0.0%	2,074	0.1%
Other (income) expense, net	-	—	0	—	(2,498)	(0.1)%	0	—
Income before income taxes	$147,448	10.7%	$106,707	8.1%	$513,174	12.1%	$452,388	11.1%

Three-month periods ended September 30, 2018 and 2017:

During the three-month period ended September 30, 2018, as compared to the comparable prior year quarter, net revenues from our acute care hospital services increased $66 million or 5.0% to $1.38 billion as compared to $1.32 billion due to: (i) an $86 million, or 6.7%, increase same facility revenues, as discussed above, and; (ii) other combined net decrease of $20 million due primarily to decreased provider taxes incurred during the third quarter of 2018 as compared to the third quarter of 2017.

Income before income taxes increased $41 million, or 38%, to $147 million or 10.7% of net revenues during the third quarter of 2018 as compared to $107 million or 8.1% of net revenues during the third quarter of 2017.

Included in these results are the following:

•	the $36 million increase in income before income taxes from our acute care hospital services, on a same facility basis, as discussed above, and;
•

other combined net increase of $5 million resulting primarily from the depreciation and amortization expense incurred during the third quarter of 2017 in connection with the implementation of EHR applications at our acute care hospitals (this expense, which amounted to approximately $4 million during the third quarter of 2017, was excluded from our same facility basis results prior to January 1, 2018, however, the impact is included in our same facility basis results thereafter since the amount no longer materially impacts our results of operations).

Nine-month periods ended September 30, 2018 and 2017:

During the nine-month period ended September 30, 2018, as compared to the comparable prior year period, net revenues from our acute care hospital services increased $160 million or 3.9% to $4.23 billion as compared to $4.07 billion due to: (i) a $182 million, or 4.5%, increase same facility revenues, as discussed above, and; (ii) other combined net decrease of $22 million due primarily a $15 million Medicaid settlement included in net revenues during the first nine months of 2017 and a decrease in provider tax assessments during the third quarter of 2018 as compared to the comparable quarter of 2017.

Income before income taxes increased $61 million, or 13%, to $513 million or 12.1% of net revenues during the first nine months of 2018 as compared to $452 million or 11.1% of net revenues during the first nine months of 2017.

Included in these results are the following:

•	the $49 million increase in income before income taxes from our acute care hospital services, on a same facility basis, as discussed above, and;
•

other combined net increase of $12 million consisting primarily of the following: (i) the unfavorable change caused by the income recorded during the first nine months of 2017 in connection with Medicaid settlements relating to prior years ($15 million), offset by the following favorable changes; (ii) the depreciation and amortization expense incurred in connection with the implementation of EHR applications at our acute care hospitals (this expense, which amounted to approximately $19 million during the first nine months of 2017, was excluded from our same facility basis results prior to January 1, 2018, however, the impact is included in our same facility basis results thereafter since the amount no longer materially impacts our results of operations), and; (iii) increased professional and general liability expense relating to prior years that was recorded during the first nine months of 2017, based upon a reserve analysis ($9 million).

Behavioral Health Services

Our Same Facility basis results (which is a non-GAAP measure), which include the operating results for facilities and businesses operated in both the current year and prior year period, neutralize (if applicable) the effect of items that are non-operational in nature including items such as, but not limited to, gains/losses on sales of assets and businesses, impacts of settlements, legal judgments and lawsuits, impairments of long-lived and intangible assets and other amounts that may be reflected in the current or prior year financial statements that relate to prior periods. Our Same Facility basis results reflected on the tables below also exclude from net revenues and other operating expenses, provider tax assessments incurred in each period as discussed below Sources of Revenue-Various State Medicaid Supplemental Payment Programs. However, these provider tax assessments are included in net revenues and other operating expenses as reflected in the table below under All Behavioral Health Care Services. The provider tax assessments had no impact on the income before income taxes as reflected on the tables below since the amounts offset between net revenues and other operating expenses. To obtain a complete understanding of our financial performance, the Same Facility results should be examined in connection with our net income as determined in accordance with GAAP and as presented in the condensed consolidated financial statements and notes thereto as contained in this Quarterly Report on Form 10-Q.

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the three and nine-month periods ended September 30, 2018 and 2017 (dollar amounts in thousands):

Same Facility—Behavioral Health

	Three months ended September 30, 2018		Three months ended September 30, 2017		Nine months ended September 30, 2018		Nine months ended September 30, 2017
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts			$1,214,673				$3,657,858
Less: Provision for doubtful accounts			24,363				83,161
Net revenues	$1,220,393	100.0%	1,190,310	100.0%	$3,673,759	100.0%	3,574,697	100.0%
Operating charges:
Salaries, wages and benefits	643,435	52.7%	617,950	51.9%	1,916,808	52.2%	1,821,961	51.0%
Other operating expenses	236,179	19.4%	235,596	19.8%	700,694	19.1%	702,049	19.6%
Supplies expense	49,233	4.0%	50,043	4.2%	146,960	4.0%	146,609	4.1%
Depreciation and amortization	38,710	3.2%	36,918	3.1%	112,882	3.1%	108,167	3.0%
Lease and rental expense	11,619	1.0%	11,048	0.9%	35,548	1.0%	32,760	0.9%
Subtotal-operating expenses	979,176	80.2%	951,555	79.9%	2,912,892	79.3%	2,811,546	78.7%
Income from operations	241,217	19.8%	238,755	20.1%	760,867	20.7%	763,151	21.3%
Interest expense, net	398	0.0%	428	0.0%	1,235	0.0%	1,590	0.0%
Other (income) expense, net	(1,258)	(0.1)%	0	—	-	—	0	—
Income before income taxes	$242,077	19.8%	$238,327	20.0%	$759,632	20.7%	$761,561	21.3%

Three-month periods ended September 30, 2018 and 2017:

On a same facility basis during the third quarter of 2018, as compared to the third quarter of 2017, net revenues generated from our behavioral health services increased $30 million, or 2.5%, to $1.22 billion from $1.19 billion. Income before income taxes increased $4 million, or 2%, to $242 million or 19.8% of net revenues during the three-month period ended September 30, 2018, as compared to $238 million or 20.0% of net revenues during the comparable quarter of 2017.

During the three-month period ended September 30, 2018, net revenue per adjusted admission decreased 1.9% and net revenue per adjusted patient day increased 2.1%, as compared to the comparable quarter of 2017. On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities increased 5.1% and 4.7%, respectively, during the three-month period ended September 30, 2018 as compared to the comparable quarter of 2017. Patient days and adjusted patient days increased 1.0% and 0.6% during the three-month period ended September 30, 2018 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 13.1 days and 13.6 days during the three-month periods ended September 30, 2018 and 2017, respectively. The occupancy rate, based on the average available beds at these facilities, was 76% during each of the three-month periods ended September 30, 2018 and 2017.

Nine-month periods ended September 30, 2018 and 2017:

On a same facility basis during the first nine months of 2018, as compared to the first nine months of 2017, net revenues generated from our behavioral health services increased $99 million, or 2.8%, to $3.67 billion from $3.57 billion. Income before income taxes decreased $2 million, or 0.3%, to $760 million or 20.7% of net revenues during the nine-month period ended September 30, 2018, as compared to $762 million or 21.3% of net revenues during the comparable period of 2017.

During the nine-month period ended September 30, 2018, net revenue per adjusted admission increased 0.7% and net revenue per adjusted patient day increased 3.0%, as compared to the comparable period of 2017. On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities increased 2.9% and 2.5%, respectively, during the nine-month period ended September 30, 2018 as compared to the comparable period of 2017. Patient days and adjusted patient days increased 0.6% and 0.2%, respectively, during the nine-month period ended September 30, 2018 as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 13.2 days and 13.5 days during the nine-month periods ended September 30, 2018 and 2017, respectively. The occupancy rate, based on the average available beds at these facilities, was 77% during each of the nine-month periods ended September 30, 2018 and 2017.

In certain markets in which we operate, the ability of our behavioral health facilities to fully meet the demand for their services has been unfavorably impacted by a shortage of clinicians which includes psychiatrists, nurses and mental health technicians which has, at times, caused the closure of a portion of available bed capacity. As a result, we have instituted certain initiatives at the impacted facilities designed to enhance recruitment and retention of clinical staff.  Additionally, compression of length of stay from managed Medicaid and managed Medicare payors continues to create downward pressure on our revenue growth. We can provide no assurance that these factors will not continue to unfavorably impact our patient volumes.

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care services during the three and nine-month periods ended September 30, 2018 and 2017. These amounts include: (i) our behavioral health care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the results of facilities acquired or opened during the past year as well as the results of certain facilities that were closed or restructured during the past year. Dollar amounts below are reflected in thousands.

	Three months ended September 30, 2018		Three months ended September 30, 2017		Nine months ended September 30, 2018		Nine months ended September 30, 2017
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts			$1,249,585				$3,769,879
Less: Provision for doubtful accounts			25,037				84,649
Net revenues	$1,262,472	100.0%	1,224,548	100.0%	$3,774,551	100.0%	3,685,230	100.0%
Operating charges:
Salaries, wages and benefits	661,240	52.4%	632,492	51.7%	1,955,220	51.8%	1,869,170	50.7%
Other operating expenses	262,337	20.8%	261,959	21.4%	778,698	20.6%	784,678	21.3%
Supplies expense	49,958	4.0%	50,947	4.2%	148,965	3.9%	149,967	4.1%
Depreciation and amortization	40,718	3.2%	38,574	3.2%	118,948	3.2%	113,083	3.1%
Lease and rental expense	11,931	0.9%	11,475	0.9%	36,489	1.0%	33,993	0.9%
Subtotal-operating expenses	1,026,184	81.3%	995,447	81.3%	3,038,320	80.5%	2,950,891	80.1%
Income from operations	236,288	18.7%	229,101	18.7%	736,231	19.5%	734,339	19.9%
Interest expense, net	397	0.0%	428	0.0%	1,234	0.0%	1,590	0.0%
Other (income) expense, net	1,721	0.1%	0	—	636	0.0%	0	—
Income before income taxes	$234,170	18.5%	$228,673	18.7%	$734,361	19.5%	$732,749	19.9%

Three-month periods ended September 30, 2018 and 2017:

During the three-month period ended September 30, 2018, as compared to the comparable prior year quarter, net revenues generated from our behavioral health services increased $38 million or 3.1% due to primarily to: (i) the above-mentioned $30 million or 2.5% increase in net revenues on a same facility basis, offset by; (ii) an $8 million other combined net increase due primarily to the revenues generated at 25 behavioral health facilities located in the U.K. acquired during the third quarter of 2018 in connection with our acquisition of The Danshell Group, partially offset by the closure or restructuring of certain behavioral health care facilities.

Income before income taxes increased $5 million, or 2%, to $234 million or 18.5% of net revenues during the third quarter of 2018 as compared to $229 million or 18.7% during the third quarter of 2017. Included in these results are the following:

•	a $4 million increase at our behavioral health care facilities on a same facility basis, as discussed above, and;
•	other combined net increase of $1 million.

Nine-month periods ended September 30, 2018 and 2017:

During the nine-month period ended September 30, 2018, as compared to the comparable prior year period, net revenues generated from our behavioral health services increased $89 million or 2.4% due to primarily to: (i) the above-mentioned $99 million or 2.8% increase in net revenues on a same facility basis, partially offset by; (ii) a $10 million other combined net decrease due primarily to the closure or restructuring of certain behavioral health care facilities, partially offset by the revenues generated at 25 behavioral health facilities located in the U.K. acquired during the third quarter of 2018 in connection with our acquisition of The Danshell Group.

Income before income taxes increased $2 million, or 0.2%, to $734 million or 19.5% of net revenues during the first nine months of 2018 as compared to $733 million or 19.9% during the first nine months of 2017. Included in these results are the following:

•	a $2 million decrease at our behavioral health care facilities on a same facility basis, as discussed above, and;
•

other combined net increase of $4 million due primarily to the following: (i) an unfavorable $7 million prior year Medicaid disproportionate share hospital revenue adjustment recorded during the first nine months of 2017; (ii) the unfavorable impact of $6 million of increased professional and general liability expense relating to prior years recorded during the first nine months of 2017, partially offset by; (iii) $9 million of other combined net unfavorable changes including the losses incurred at certain behavioral health care facilities that have been restricted or closed during the past year.

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

In addition to legislative changes, the Legislation can be significantly impacted by executive branch actions.  In relevant part, President Trump has already taken executive actions: (i) requiring all federal agencies with authorities and responsibilities under the Legislation to “exercise all authority and discretion available to them to waive, defer, grant exemptions from, or delay” parts of the Legislation that place “unwarranted economic and regulatory burdens” on states, individuals or health care providers; (ii) the issuance of a final rule in June, 2018 by the Department of Labor to enable the formation of health plans that would be exempt from certain Legislation essential health benefits requirements; (iii) the issuance of a final rule in August, 2018 by the Department of Labor, Treasury, and Health and Human Services to expand the availability of short-term, limited duration health insurance; (iv) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level, (v) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans, and; (vi) the issuance of a proposed rule by the Department of Labor that would incentivize the use of health reimbursement accounts by employers to permit employees to purchase health insurance in the individual market. The uncertainty resulting from these Executive Branch policies has led to reduced Exchange enrollment in 2018 and is expected to further worsen the individual and small group market risk pools in future years.  It is also anticipated that these and future policies may create additional cost and reimbursement pressures on hospitals.

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

In August, 2013, CMS published its final IPPS 2014 payment rule which expanded CMS’s policy under which it defines inpatient admissions to include the use of an objective time of care standard. Specifically, it would require Medicare’s external review contractors to presume that hospital inpatient admissions are reasonable and necessary when beneficiaries receive a physician order for admission and receive medically necessary services for at least two midnights (the “Two Midnight” rule). In October, 2015 as part of the 2016 Medicare Outpatient Prospective Payment System (“OPPS”) final rule (additional related disclosure below), CMS will allow payment for one-midnight stays under the Medicare Part A benefit on a case-by case basis for rare and unusual exceptions based the presence of certain clinical factors. CMS also announced in the final rule that, effective October 1, 2015, Quality Improvement Organizations (“QIOs”) will conduct reviews of short inpatient stay reviews rather than Medicare Administrative Contractors. Additionally, CMS also announced that Recovery Audit Contractors (“RACs”) resumed patient status reviews for claims with admission dates of January 1, 2016 or later, and the agency indicates that RACs will conduct these reviews focused on providers with high denial rates that are referred by the QIOs. In its IPPS 2017 final payment rule, CMS: (i) reversed the Two-Midnight rule’s 0.2% reduction in hospital payments, and; (ii) implemented a temporary one-time increase of 0.8% in FFY 2017 payments to offset cuts in the preceding fiscal years affected by the prior 0.2% reduction.

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

In November, 2018, CMS published its OPPS final rule for 2019. The hospital market basket increase is 2.9%. The Medicare statute requires a productivity adjustment reduction of 0.8% and 0.75% reduction to the 2019 OPPS market basket resulting in a 2019 update to OPPS payment rates by 1.35%. When other statutorily required adjustments and hospital patient service mix are considered, we estimate that our overall Medicare OPPS update for 2019 will aggregate to a net increase of 1.1% which includes a 5.7% increase to behavioral health division partial hospitalization rates. When the behavioral health division’s partial hospitalization rate impact is excluded, we estimate that our Medicare 2019 OPPS payments will result in a 0.4% increase in payment levels for our acute care division, as compared to 2018.

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

On December 21, 2017, CMS approved the 1115 Waiver for the period January 1, 2018 to September 30, 2022. The Waiver continued to include UC and DSRIP payment pools with modifications and new state specific reporting deadlines that if not met by THHSC will result in material decreases in the size of the UC and DSRIP pools.  For UC during the initial two years of this renewal, the UC program will remain relatively the same in size and allocation methodology.  For year three of this waiver renewal, FFY 2020, and through FFY 2022, the size and distribution of the UC pool will be determined based on charity care costs reported to HHSC in accordance with Medicare cost report Worksheet S-10 principles.  For FFY 2020 and forward, we are unable to estimate the impact on of these UC program changes on our future operating results.

Effective April 1, 2018, certain of our acute care hospitals located in Texas began to receive Medicaid managed care rate enhancements under the Uniform Hospital Rate Increase Program (“UHRIP”).  The non-federal share component of these UHRIP rate enhancements are financed by Provider Taxes.  The Texas 1115 Waiver rules require UHRIP rate enhancements be considered in the Texas UC payment methodology which results in a reduction to our UC payments.  The UC amounts reported in the State Medicaid Supplemental Payment Program Table below reflect the impact of this new UHRIP program.

On September 21, 2018, THHSC published a proposed rule effective in federal fiscal years 2018 and 2019 that will change the definition of a rural hospital for the purposes of determining Texas UC payments and the applicable UC payment reduction. The application of UC Payment reduction allows the THHSC to comply with the overall statewide UC payment cap required under the special terms and condition of the approved 1115 Waiver.  If this rule is finalized by THHSC, as proposed, two of our acute care hospitals, which have been designated as a Rural Referral Center by CMS and which are located in an urban Metropolitan Statistical Area, would receive: (i) increased UC payments/revenue for the federal fiscal year ending September 30, 2018, and; (ii) decreased UC payments/revenue for the federal fiscal year beginning October 1, 2018. Similarly, THHSC withdrew a related proposed amendment on September 10, 2018 originally published on July 27, 2018 but included some of the original UC payment changes in the aforementioned September 21, 2018 proposed rule. The estimated net UC impact of these changes would be favorable in 2018 if finalized by HHSC as proposed.

Texas Delivery System Reform Incentive Payments:

In addition, the Texas Medicaid Section 1115 Waiver includes a DSRIP pool to incentivize hospitals and other providers to transform their service delivery practices to improve quality, health status, patient experience, coordination, and cost-effectiveness. DSRIP pool payments are incentive payments to hospitals and other providers that develop programs or strategies to enhance access to health care, increase the quality of care, the cost-effectiveness of care provided and the health of the patients and families served. In May, 2014, CMS formally approved specific DSRIP projects for certain of our hospitals for demonstration years 3 to 5 (our facilities did not materially participate in the DSRIP pool during demonstration years 1 or 2). DSRIP payments are contingent on the hospital meeting certain pre-determined milestones, metrics and clinical outcomes. Additionally, DSRIP payments are contingent on a governmental entity providing an IGT for the non-federal share component of the DSRIP payment. THHSC generally approves DSRIP reported metrics, milestones and clinical outcomes on a semi-annual basis in June and December.  Under the CMS approval noted above, the Waiver renewal requires the transition of the DSRIP program to one focused on "health system performance measurement and improvement." THHSC must submit a transition plan describing "how it will further develop its delivery system reforms without DSRIP funding and/or phase out DSRIP funded activities and meet mutually agreeable milestones to demonstrate its ongoing progress."  The size of the DSRIP pool will remain unchanged for the initial two years of the waiver renewal with unspecified decreases in years three and four of the renewal, FFY 2020 and 2021, respectively.  In FFY 2022, DSRIP funding under the waiver is eliminated. For FFY 2020 and 2021, we are unable to estimate the impact of these DSRIP program changes on its operating results.  For FFY 2022, we will no longer receive DSRIP funds due to the elimination of this funding source by CMS in the Waiver renewal.

Summary of Amounts Related To The Above-Mentioned Various State Medicaid Supplemental Payment Programs:

The following table summarizes the revenues, Provider Taxes and net benefit related to each of the above-mentioned Medicaid supplemental programs for the three and nine-month periods ended September 30, 2018 and 2017. The Provider Taxes are recorded in other operating expenses on the Condensed Consolidated Statements of Income as included herein.

	(amounts in millions)
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Texas UC/UPL:
Revenues	$39	$30	$83	$65
Provider Taxes	(12)	(13)	(29)	(20)
Net benefit	$27	$17	$54	$45

Texas DSRIP:
Revenues	$0	$0	$13	$7
Provider Taxes	0	0	(5)	(3)
Net benefit	$0	$0	$8	$4

Various other state programs:
Revenues	$53	$57	$165	$167
Provider Taxes	(16)	(34)	(86)	(99)
Net benefit	$37	$23	$79	$68

Total all Provider Tax programs:
Revenues	$92	$87	$261	$239
Provider Taxes	(28)	(47)	(120)	(122)
Net benefit	$64	$40	$141	$117

We estimate that our aggregate net benefit from the Texas and various other state Medicaid supplemental payment programs will approximate $191 million (net of Provider Taxes of $170 million) during the year ended December 31, 2018. This estimate is based upon various terms and conditions that are out of our control including, but not limited to, the states’/CMS’s continued approval of the programs and the applicable hospital district or county making IGTs consistent with 2017 levels. Future changes to these terms and conditions could materially reduce our net benefit derived from the programs which could have a material adverse impact on our future consolidated results of operations.  In addition, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our future consolidated results of operations.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The South Carolina and Texas DSH programs were renewed for each state’s 2019 DSH fiscal year (covering the period of October 1, 2018 through September 30, 2019).

In connection with these DSH programs, included in our financial results was an aggregate of approximately $9 million and $10 million during the three-month periods ended September 30, 2018 and 2017, respectively, and $28 million and $27 million during the nine-month periods ended September 30, 2018 and 2017, respectively.  We expect the aggregate reimbursements to our hospitals pursuant to the Texas and South Carolina 2018 fiscal year programs to be approximately $37 million.

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

Nevada SPA:

In Nevada, CMS approved a state plan amendment (“SPA”) in August, 2014 that implemented a hospital supplemental payment program retroactive to January 1, 2014. This SPA has been approved for additional state fiscal years including the 2019 fiscal year covering the period of July 1, 2018 through June 30, 2019.

In connection with this program, included in our financial results was approximately $8 million and $6 million during the three-month periods ended September 30, 2018 and 2017, respectively, and $19 million and $16 million during the nine-month periods ended September 30, 2018 and 2017, respectively.  We estimate that our reimbursements pursuant to this program will approximate $26 million during the year ended December 31, 2018.

California SPA:

In California, CMS issued formal approval of the 2017-19 Hospital Fee Program in December, 2017 retroactive to January 1, 2017 through June 30, 2019. This approval included the Medicaid inpatient and outpatient fee-for-service supplemental payments and the overall provider tax structure but did not yet include the approval of the managed care payment component. Upon approval by CMS, the managed care payment component will consist of two categories of payments, “pass-through” payments and “directed” payments. The pass-through payments will be similar in nature to the prior Hospital Fee Program payment method whereas the directed payment method will be based on actual concurrent hospital Medicaid managed care in-network patient volume. In March, 2018, CMS approved the “directed” payment component methodology for the period of July 1, 2017 through September 30, 2018.  The timing of CMS approval of the “pass through” component and the remaining “directed” payment periods is uncertain.  We estimate that the managed care component of the Hospital Fee Program will result in a favorable impact on our operating results of $6 million in 2019 and $16 million for the full year of 2018, $14 million of which was recorded during the third quarter of 2018 including $7 million related to the 2014-2016 Hospital Fee Program. The aggregate impact of the California supplemental payment program, as outlined above, for the nine months ended September 30, 2018 is included in the above State Medicaid Supplemental Payment Program table.

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

The pre-tax charges in connection with the implementation of EHR applications at our acute care hospitals did not have a material impact on our consolidated results of operations during the three and nine-month periods ended September 30, 2018.  During the three and nine-month periods ended September 30, 2017, we incurred $4 million and $19 million, respectively, of pre-tax charges consisting of depreciation and amortization expense related to the costs incurred for the purchase and development of the EHR applications.

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

In the 2019 IPPS final rule, CMS overhauled the Medicare and Medicaid EHR Incentive Program to focus on interoperability, improve flexibility, relieve burden and place emphasis on measures that require the electronic exchange of health information between providers and patients.  We can provide no assurance that the changes will not have a material adverse effect on our future results of operations.

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
•

Individual insurance mandate and related federal subsidies, effective in 2014. As noted above in Health Care Reform, the Tax Cuts and Jobs Act enacted into law in December, 2017 will eliminate the individual insurance federal mandate penalty after December 31, 2018.

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

Accountable Care Organizations:

The ACA requires HHS to establish a Medicare Shared Savings Program that promotes accountability and coordination of care through the creation of accountable care organizations (“ACOs”). The ACO program allows providers (including hospitals), physicians and other designated professionals and suppliers to voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS will be eligible to share in a portion of the amounts saved by the Medicare program.  On August 9, 2018, CMS published a proposed rule that, in general, would encourage ACO participants to take on additional risk associated with participation in the program.

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

Other Operating Results

Interest Expense:

As reflected on the schedule below, interest expense was $40 million and $37 million during the three-month periods ended September 30, 2018 and 2017, respectively, and $115 million and $108 million during the nine-month periods ended September 30, 2018 and 2017, respectively (amounts in thousands):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Revolving credit & demand notes (a.)	$3,880	$2,976	$10,362	$8,055
$300 million, 3.75% Senior Notes due 2019 (b.)	2,812	2,812	8,437	8,437
$700 million, 4.75% Senior Notes due 2022, net (c.)	8,070	8,070	24,210	24,210
$400 million, 5.00% Senior Notes due 2026 (d.)	5,000	5,000	15,000	15,000
Term loan facility A (a.)	15,847	12,654	44,736	34,956
Accounts receivable securitization program (e.)	3,502	2,205	9,379	5,701
Subtotal-revolving credit, demand notes, Senior Notes, term loan facility and accounts receivable securitization program	39,111	33,717	112,124	96,359
Interest rate swap expense, net	(1,968)	246	(4,203)	2,337
Amortization of financing fees	2,242	2,239	6,729	6,690
Other combined interest expense	782	1,070	2,696	3,711
Capitalized interest on major projects	(625)	(299)	(1,579)	(672)
Interest income	(36)	(17)	(685)	(42)
Interest expense, net	$39,506	$36,956	$115,082	$108,383

(a.)

In October, 2018, we entered into a sixth amendment to our Credit Agreement originally dated November 15, 2010 to, among other things: (i) increase the aggregate amount of the revolving commitments by $200 million to $1 billion; (ii) increase the aggregate amount of term loan facility A by approximately $290 million to $2 billion, and; (iii) extend the maturity date of the credit agreement from August 7, 2019 to October 23, 2023. The credit agreement, as amended in October, 2018, consists of: (i) a $1 billion revolving credit facility ($480 million of outstanding borrowings pursuant to the previous agreement as of September 30, 2018), and; (ii) a $2 billion term loan A facility ($1.71 billion of outstanding borrowings pursuant to the previous agreement as of September 30, 2018). On October 31, 2018, we added an incremental seven-year tranche B term loan facility in the aggregate principal amount of $500 million pursuant to the Senior Credit Facility. The tranche B term loan matures on October 31, 2025. We used the proceeds to repay borrowings under the Senior Credit Facility and Securitization and for general corporate purposes.

(b.)	We have provided notice to redeem the 2019 Notes effective November 26, 2018.
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
(e.)

In April, 2018, we amended our accounts receivable securitization program, which was scheduled to expire in December, 2018. Pursuant to the amendment, the term has been extended through April 26, 2021, and the borrowing limit has been increased to $450 million from $440 million ($425 million of borrowings outstanding as of September 30, 2018).

Interest expense increased $3 million during the three-month period ended September 30, 2018, as compared to the comparable period of 2017, due primarily to: (i) a net $5 million increase in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facility and accounts receivable securitization program resulting from an increase in our aggregate average cost of borrowings pursuant to these facilities (3.9% during the three months ended September 30, 2018 as compared to 3.3% in the comparable quarter of 2017), partially offset by a decrease in the aggregate average outstanding borrowings ($3.98 billion during the three months ended September 30, 2018 as compared to $4.04 billion in the comparable 2017 quarter), partially offset by; (ii) a $2 million decrease in the interest rate swap expense.  The average effective interest rate on these facilities, including amortization of deferred financing costs and original issue discounts and designated interest rate swap expense was 3.9% and 3.5% during the three-month periods ended September 30, 2018 and 2017, respectively.

Interest expense increased $7 million during the nine-month period ended September 30, 2018, as compared to the comparable nine-month period of 2017, due primarily to: (i) a net $16 million increase in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facility and accounts receivable securitization program resulting from an increase in our aggregate average cost of borrowings pursuant to these facilities (3.7% during the nine months ended September 30, 2018 as compared to 3.2% in the comparable nine-month period of 2017), partially offset by a decrease in the aggregate average outstanding borrowings ($3.97 billion during the nine months ended September 30, 2018 as compared to $4.03 billion in the comparable 2017 nine-month period), partially offset by; (ii) a $7 million decrease in the interest rate swap expense, and; (iii) other combined net decreases of $2 million.  The average effective interest rate on these facilities, including amortization of deferred financing costs and original issue discounts and designated interest rate swap expense was 3.8% and 3.5% during the nine-month periods ended September 30, 2018 and 2017, respectively.

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three and nine-month periods ended September 30, 2018 and 2017 (dollar amounts in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Provision for income taxes	$54,186	$74,992	$192,814	$286,774
Income before income taxes	229,067	220,354	827,075	833,051
Effective tax rate	23.7%	34.0%	23.3%	34.4%

The decrease in the effective tax rates during the three and nine-month periods ended September 30, 2018, as compared to the comparable periods of 2017, was primarily due to the TCJA-17 which, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%. Partially offsetting the TCJA-17 related decrease in our effective tax rates during the three and nine-month periods ended September 30, 2018, as compared to the comparable prior year periods, were unfavorable changes of $1 million and $8 million, respectively, resulting from our January 1, 2017 adoption of ASU 2016-09.  As a result of our adoption of ASU 2016-09, our provision for income taxes was increased by $481,000 during the third quarter of 2018, as compared to a $487,000 reduction during the third quarter of 2017, and our provision for income taxes was reduced by $1 million during the first nine months of 2018 as compared to a $9 million reduction during the first nine months of 2017.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $975 million during the nine-month period ended September 30, 2018 and $879 million during the comparable period of 2017. The net increase of $97 million was primarily attributable to the following:

•	a favorable change of $98 million in cash flows from forward exchange contracts related to our investments in the United Kingdom;
•	a favorable change of $94 million due to an increase in net income plus/minus depreciation and amortization expense, stock-based compensation, and a net gain on sales of assets;
•	an unfavorable change of $84 million in accounts receivable;
•	a favorable change of $65 million in other working capital accounts resulting primarily from changes in accrued expenses and accounts payable due to timing of disbursements;
•	an unfavorable change of $33 million in accrued and deferred income taxes;
•	an unfavorable change of $7 million in accrued insurance expense, net of commercial premiums paid, and;
•	$36 million of other combined net unfavorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the nine-month periods. The result is divided into the accounts receivable balance at September 30th of each year to obtain the DSO. Our DSO were 53 days and 51 days at September 30, 2018 and 2017, respectively.

Our accounts receivable as of September 30, 2018 and December 31, 2017 include amounts due from Illinois of approximately $24 million and $25 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $10 million as of September 30, 2018 and $8 million as of December 31, 2017, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. Although the accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due to us from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

Net cash used in investing activities

During the first nine months of 2018, we used $655 million of net cash in investing activities as follows:

•	$521 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;

•

$108 million spent to acquire businesses and property consisting primarily of the acquisition of: (i) The Danshell Group, consisting of 25 behavioral health facilities located in the U.K. (acquired during the third quarter of 2018), and; (ii) a 109-bed behavioral health care facility located in Gulfport, Mississippi (acquired during the first quarter of 2018);

•	$25 million spent on the purchase and implementation of information technology applications;

•	$14 million spent to fund construction costs of a new behavioral health care facility which will be jointly owned by us and a third-party, and;

•	$13 million received in connection with the sale of a business and property including The Limes, an 18-bed facility located in the U.K.

During the first nine months of 2017, we used $468 million of net cash used in investing activities as follows:

•	$419 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;

•	$20 million spent to acquire businesses and property;

•	$26 million spent on the purchase and implementation of an information technology application, and;

•	$3 million spent to increase the statutorily required capital reserves of our commercial insurance subsidiary.

Net cash used in financing activities

During the first nine months of 2018, we used $308 million of net cash in financing activities as follows:

•

spent $100 million on net repayments of debt as follows: (i) $67 million related to our term loan A facility; (ii) $31 million related to a short-term credit facility, and; (iii) $2 million related to other debt facilities;

•	generated $82 million of proceeds related to new borrowings pursuant to our revolving credit facility ($77 million) and accounts receivable securitization program; ($5 million);
•

spent $261 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our $1.2 billion stock repurchase program ($252 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($9 million);

•	spent $8 million to pay profit distributions related to noncontrolling interests in majority owned businesses;
•	spent $28 million to pay quarterly cash dividends of $.10 per share;
•	generated $8 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans, and;
•	spent $1 million in financing costs.

During the first nine months of 2017, we used $380 million of net cash in financing activities as follows:

•

spent $144 million on net repayments of debt as follows: (i) $67 million related to our term loan A facility; (ii) $75 million related to our revolving credit facility, and; (iii) $2 million related to other debt facilities;

•	generated $43 million of proceeds related to new borrowings pursuant to our accounts receivable securitization program ($36 million) and short-term credit facility ($7 million);
•

spent $243 million to repurchase shares of our Class B Common Stock in connection with: (i) income tax withholding obligations related to stock-based compensation programs ($14 million), and; (ii) open market purchases pursuant to our $1.2 billion stock repurchase program ($229 million);

•	spent $16 million to pay profit distributions related to noncontrolling interests in majority owned businesses;
•	spent $29 million to pay quarterly cash dividends of $.10 per share, and;
•	generated $8 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

During the remaining three months of 2018, we expect to spend approximately $140 million to $160 million on capital expenditures which includes expenditures for capital equipment, renovations and new projects at existing hospitals. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

On October 23, 2018, we entered into a  Sixth Amendment (the “Sixth Amendment”) to our credit agreement dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012, May 16, 2013, August 7, 2014 and June 7, 2016, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto (the “Senior Credit Agreement”). The Sixth Amendment became effective on October 23, 2018.

The Sixth Amendment amends the Senior Credit Facility to, among other things: (i) increased the aggregate amount of the revolving credit facility to $1 billion (increase of $200 million over the $800 million previous commitment); (ii) increased the aggregate amount of the tranche A term loan commitments to $2 billion (increase of approximately $290 million over the $1.71 billion of outstanding borrowings as of September 30, 2018), and; (iii) extended the maturity date of the revolving credit and tranche A term loan facilities from August 7, 2019 to October 23, 2023.

On October 31, 2018, we added an incremental seven-year tranche B term loan facility in the aggregate principal amount of $500 pursuant to the Senior Credit Facility. The tranche B term loan matures on October 31, 2025. We used the proceeds to repay borrowings under the Senior Credit Facility and Securitization and for general corporate purposes.

Pursuant to the terms of our revolving credit facility as of September 30, 2018, which was prior to the Sixth Amendment when the borrowing capacity was $800 million (increased to $1 billion pursuant to the terms of the Sixth Amendment), we had $282 million of available borrowing capacity net of $480 million of outstanding borrowings, $34 million of outstanding letters of credit and $4 million of outstanding borrowings pursuant to a short-term credit facility.

Pursuant to the terms of the Sixth Amendment, the tranche A term loan provides for eight installment payments of $12.5 million per quarter commencing on March 31, 2019 followed by payments of $25 million per quarter until maturity when all outstanding amounts will be due. The tranche B term loan provides for installment payments of $1.25 million per quarter commencing March 31, 2019 through maturity.

Borrowings under the Senior Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.375% to 0.625% for revolving credit and term loan A borrowings and 0.75% for tranche B borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.375% to 1.625% for revolving credit and term loan A borrowings and 1.75% for the tranche B term loan. As of September 30, 2018, the applicable margins were 0.50% for ABR-based loans and 1.50% for LIBOR-based loans under the revolving credit and term loan A facilities.  The revolving credit facility includes a $125 million sub-limit for letters of credit. The Senior Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Senior Credit Agreement includes a material adverse change clause that must be represented at each draw. The Senior Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We are in compliance with all required covenants as of September 30, 2018.

In late April, 2018, we entered into the sixth amendment to our accounts receivable securitization program (“Securitization”) dated as of October 27, 2010 with a group of conduit lenders, liquidity banks, and PNC Bank, National Association, as administrative agent, which provides for borrowings outstanding from time to time by certain of our subsidiaries in exchange for undivided security interests in their respective accounts receivable. The sixth amendment, among other things, extended the term of the Securitization program through April 26, 2021 and increased the borrowing capacity to $450 million (from $440 million previously). Although the program fee and certain other fees were adjusted in connection with the sixth amendment, substantially all other provisions of the Securitization program remained unchanged.  Pursuant to the terms of our Securitization program, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At September 30, 2018, we had $425 million of outstanding borrowings pursuant to the terms of the Securitization and $25 million of available borrowing capacity.

As of September 30, 2018, we had combined aggregate principal of $1.4 billion from the following senior secured notes:

•

$300 million aggregate principal amount of 3.75% senior secured notes due in August, 2019 (“2019 Notes”) which were issued on August 7, 2014.  We have provided notice to redeem the 2019 Notes effective November 26, 2018.

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

At September 30, 2018, the carrying value and fair value of our debt were each approximately $4.0 billion.  At December 31, 2017, the carrying value and fair value of our debt were approximately $4.0 billion and $4.1 billion, respectively.  The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was approximately 43% at September 30, 2018 and 45% at December 31, 2017.

We expect to finance all capital expenditures and acquisitions, pay dividends and potentially repurchase shares of our common stock utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing revolving credit facility or through refinancing the existing Senior Credit Agreement; (ii) the issuance of other long-term debt, and/or; (iii) the issuance of equity. We believe that our operating cash flows, cash and cash equivalents, as well as access to the capital markets, provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months, including the refinancing of our above-mentioned Senior Credit Agreement that is scheduled to mature in October, 2023. However, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2018, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2017.

As of September 30, 2018 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $116 million consisting of: (i) $107 million related to our self-insurance programs, and; (ii) $9 million of other debt and public utility guarantees.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended September 30, 2018. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.   Controls and Procedures

As of September 30, 2018, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration (“AHCA”) subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the Medicare suspension remains in effect. In June 2017, AHCA advised that while they were maintaining the suspension for dual eligible and cross-over Medicare beneficiaries, the Medicaid payment suspension was lifted effective June 27, 2017. We cannot predict if and/or when the facility’s remaining suspended payments will resume in total. From inception through September 30, 2018, the aggregate funds withheld from us in connection with the River Point Behavioral Health payment suspension amounted to approximately $9 million. Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during the three and nine-month periods ended September 30, 2018, or the year ended December 31, 2017, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

The DOJ has advised us that the civil aspect of the coordinated investigation referenced above is a False Claims Act investigation focused on billings submitted to government payors in relation to services provided at those facilities. While there have been various matters raised by DOJ during the pendency of this investigation, DOJ Civil has advised that the focus of their investigation is on medical necessity issues and billing for services not eligible for payment due to non-compliance with regulatory requirements relating to, among other things, admission eligibility, discharge decisions, length of stay and patient care issues. It is our understanding that the DOJ Criminal Fraud Section is investigating issues similar to those focused on by DOJ Civil and the other related agencies involved in this matter. UHS denies any fraudulent billings were submitted to government payors; however, we are involved in settlement discussions with the DOJ Civil Division in an attempt to resolve this matter. We recorded pre-tax increases to the reserve established in connection with the civil aspects of these matters amounting to $48 million during the third quarter of 2018, and $70 million during the first nine months of 2018, increasing the aggregate pre-tax reserve to $90 million as of September 30, 2018. Changes in the reserve may be required in future periods as discussions with the DOJ continue and additional information becomes available. We cannot predict the ultimate resolution of these matters and therefore can provide no assurance that final amounts paid in settlement or otherwise, if any, or associated costs, as well as the income tax deductibility of payments, will not differ materially from our established reserve and assumptions related to income tax deductibility.

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

Disproportionate Share Hospital Payment Matter:

In late September, 2015, many hospitals in Pennsylvania, including seven of our behavioral health care hospitals located in the state, received letters from the Pennsylvania Department of Human Services (the “Department”) demanding repayment of allegedly excess Medicaid Disproportionate Share Hospital payments (“DSH”) for the federal fiscal year (“FFY”) 2011 amounting to approximately $4 million in the aggregate. Since that time, we have received similar requests for repayment for alleged DSH overpayments for FFYs 2012, 2013 and 2014. For FFY 2012, the claimed overpayment amounts to approximately $4 million. For FFY 2013, the claimed overpayments were initially approximately $7 million but have since been reduced to approximately $2 million due to a change in the Department’s calculations of the hospital specific DSH upper payment limit. For FFY 2014, the claimed overpayments were approximately $7 million. We filed administrative appeals for all of our facilities contesting the recoupment efforts for FFYs 2011 through 2014 as we believe the Department’s calculation methodology is inaccurate and conflicts with applicable federal and state laws and regulations. The Department has agreed to postpone the recoupment of the state’s share of the DSH payments until all hospital appeals are resolved but started recoupment of the federal share. Due to a change in the Pennsylvania Medicaid State Plan and implementation of a CMS-approved Medicaid Section 1115 Waiver, we do not believe the methodology applied by the Department to FFYs 2011 through 2013 is applicable to reimbursements received for Medicaid services provided after January 1, 2015 by our behavioral health care facilities located in Pennsylvania. We can provide no assurance that we will ultimately be successful in our legal and administrative appeals related to the Department’s repayment demands.  If our legal and administrative appeals are unsuccessful, our future consolidated results of operations and financial condition could be adversely impacted by these repayments.

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

Item 1A.   Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2017 includes a listing of risk factors to be considered by investors in our securities. With the exception of one risk factor, which has been updated as reflected in our Form 10-Q for the quarterly period ended June 30, 2018, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

There is no expiration date for our stock repurchase program. As reflected below, during the three-month period ended September 30, 2018, 940,059 shares ($117.9 million in the aggregate) were repurchased pursuant to the terms of our stock repurchase program and 23,843 shares were repurchased in connection with income tax withholding obligations resulting from the exercise of stock options and the vesting of restricted stock grants.

During the period of July 1, 2018 through September 30, 2018, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid for shares purchased as part of publicly announced program (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands)
July 2018	—	65,809	1,635	$0.01	55,053	$110.98	$6,109	—	$223,379
August, 2018	—	547,754	2,978	$0.01	540,106	$126.24	$68,180	—	$155,199
September, 2018	—	350,339	943	$0.01	344,900	$126.36	$43,580	—	$111,618
Total July through September, 2018	—	963,902	5,556	$0.01	940,059	$125.38	$117,869

Dividends

During the quarter ended September 30, 2018, we declared and paid dividends of $.10 per share.

Item 5.   Other Information

On November 5, 2018, we entered into an Amendment (the “Amendment”) to the Employment Agreement, dated July 24, 2013 (the “Employment Agreement”), with Alan B. Miller, our Chairman of the Board and Chief Executive Officer (“CEO”), in order to adjust certain terms of the minimum annual awards that Mr. Miller will be eligible to receive during the period of his service as CEO.

For each year of CEO employment commencing January 1, 2019, the annual award under our long-term incentive plan(s) (“LTIP”), as in effect from time to time, will have a minimum value of $2,000,000, with 50% of such annual LTIP award being in the form of restricted stock and 50% of such annual LTIP award being in the form of cash.  LTIP awards received by Mr. Miller shall vest in equal amounts over two years and otherwise shall be subject to conditions as are consistent with terms and conditions applicable to LTIP awards made to our other senior executives.

In addition, Mr. Miller will receive a special cash award in the amount of $1,000,000 in connection with entering into the Amendment.

Except as described above, all other terms of the Employment Agreement remain in full force and effect and are unchanged.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.

Item 6.   Exhibits

(a) Exhibits:

10.1	Amendment dated as of November 5, 2018 to the Employment Agreement, dated as of July 24, 2013, by and between Universal Health Services, Inc. and Alan B. Miller.
11	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment dated as of November 5, 2018 to the Employment Agreement, dated as of July 24, 2013, by and between Universal Health Services, Inc. and Alan B. Miller.

11	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: November 8, 2018	/s/ Alan B. Miller
Alan B. Miller, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton, Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)