Form 10-K
period 2018-12-31
UNIVERSAL HEALTH SERVICES INC
filed 2019-02-27
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting stock held by non-affiliates at June 30, 2018 was $9.4 billion. (For the purpose of this calculation, it was assumed that Class A, Class C, and Class D Common Stock, which are not traded but are convertible share-for-share into Class B Common Stock, have the same market value as Class B Common Stock. Also, for purposes of this calculation only, all directors are deemed to be affiliates.)

The number of shares of the registrant’s Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, and Class D Common Stock, $.01 par value, outstanding as of January 31, 2019, were 6,577,100; 83,527,315; 661,688 and 18,653, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for our 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2018 (incorporated by reference under Part III).

UNIVERSAL HEALTH SERVICES, INC.

2018 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2018. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Annual Report.

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

As of February 27, 2019, we owned and/or operated 350 inpatient facilities and 37 outpatient and other facilities including the following located in 37 states, Washington, D.C., the United Kingdom and Puerto Rico:

Acute care facilities located in the U.S.:

•	26 inpatient acute care hospitals;
•	9 free-standing emergency departments, and;
•	6 outpatient centers & 1 surgical hospital.

Behavioral health care facilities (324 inpatient facilities and 21 outpatient facilities):

Located in the U.S.:

•	188 inpatient behavioral health care facilities, and;
•	19 outpatient behavioral health care facilities.

Located in the U.K.:

•	133 inpatient behavioral health care facilities, and;
•	2 outpatient behavioral health care facilities.

Located in Puerto Rico:

•	3 inpatient behavioral health care facilities.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 53% during each of 2018 and 2017 and 52% during 2016. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 47% of our consolidated net revenues during each of 2018 and 2017 and 48% during 2016.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $505 million in 2018, $429 million in 2017 and $241 million in 2016.  Total assets at our U.K. behavioral health care facilities were approximately $1.224 billion as of December 31, 2018, $1.098 billion as of December 31, 2017 and $965 million as of December 31, 2016.

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

2018 Acquisitions of Assets and Businesses:

2018 Acquisitions:

During 2018 we spent $110 million to acquire businesses and property consisting primarily of:

•	The Danshell Group, consisting of 25 behavioral health facilities located in the U.K. (acquired during the third quarter of 2018), and;
•	A 109-bed behavioral health care facility located in Gulfport, Mississippi (acquired during the first quarter of 2018).

Available Information

We are a Delaware corporation that was organized in 1979. Our principal executive offices are located at Universal Corporate Center, 367 South Gulph Road, P.O. Box 61558, King of Prussia, PA 19406. Our telephone number is (610) 768-3300.

Our website is located at http://www.uhsinc.com. Copies of our annual, quarterly and current reports that we file with the SEC, and any amendments to those reports, are available free of charge on our website. Our filings are also available to the public at the website maintained by the SEC, www.sec.gov. The information posted on our website is not incorporated into this Annual Report. Our

Board of Directors’ committee charters (Audit Committee, Compensation Committee and Nominating & Governance Committee), Code of Business Conduct and Corporate Standards applicable to all employees, Code of Ethics for Senior Financial Officers, Corporate Governance Guidelines and our Code of Conduct, Corporate Compliance Manual and Compliance Policies and Procedures are available free of charge on our website. Copies of such reports and charters are available in print to any stockholder who makes a request. Such requests should be made to our Secretary at our King of Prussia, PA corporate headquarters. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers of any provision of our Code of Ethics for Senior Financial Officers by promptly posting this information on our website.

In accordance with Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, we submitted our CEO’s certification to the New York Stock Exchange in 2018. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report on Form 10-K, are our CEO’s and CFO’s certifications regarding the quality of our public disclosures under Section 302 of the Sarbanes-Oxley Act of 2002.

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

Acquisition of Additional Hospitals.  We selectively seek opportunities to expand our base of operations by acquiring, constructing or leasing additional hospital facilities. We are committed to a program of rational growth around our core businesses, while retaining the missions of the hospitals we manage and the communities we serve. Such expansion may provide us with access to new markets and new healthcare delivery capabilities. We also continue to examine our facilities and consider divestiture of those facilities that we believe do not have the potential to contribute to our growth or operating strategy. In recent years our behavioral health services segment has been focused on efforts to partner with non-UHS acute care hospitals to help operate their behavioral health services.  These arrangements include hospital purchases, leased beds and joint venture operating agreements.

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

Quality and Efficiency of Services.  Pressures to contain healthcare costs and technological developments allowing more procedures to be performed on an outpatient basis have led payers to demand a shift to ambulatory or outpatient care wherever possible. We are responding to this trend by emphasizing the expansion of outpatient services. In addition, in response to cost containment pressures, we continue to implement programs at our facilities designed to improve financial performance and efficiency while continuing to provide quality care, including more efficient use of professional and paraprofessional staff, monitoring and adjusting staffing levels and equipment usage, improving patient management and reporting procedures and implementing more efficient billing and collection procedures. In addition, we will continue to emphasize innovation in our response to the rapid changes in regulatory trends and market conditions while fulfilling our commitment to patients, physicians, employees, communities and our stockholders.

In addition, our aggressive recruiting of highly qualified physicians and developing provider networks help to establish our facilities as an important source of quality healthcare in their respective communities.

Hospital Utilization

We believe that the most important factors relating to the overall utilization of a hospital include the quality and market position of the hospital and the number, quality and specialties of physicians providing patient care within the facility. Generally, we believe that the ability of a hospital to meet the health care needs of its community is determined by its breadth of services, level of technology, emphasis on quality of care and convenience for patients and physicians. Other factors that affect utilization include general and local economic conditions, market penetration of managed care programs, the degree of outpatient use, the availability of reimbursement programs such as Medicare and Medicaid, and demographic changes such as the growth in local populations. Utilization across the industry also is being affected by improvements in clinical practice, medical technology and pharmacology. Current industry trends in utilization and occupancy have been significantly affected by changes in reimbursement policies of third party payers. We are also unable to predict the extent to which these industry trends will continue or accelerate. In addition, our acute care services business is typically subject to certain seasonal fluctuations, such as higher patient volumes and net patient service revenues in the first and fourth quarters of the year.

The following table sets forth certain operating statistics for hospitals operated by us for the years indicated. Accordingly, information related to hospitals acquired during the five-year period has been included from the respective dates of acquisition, and information related to hospitals divested during the five year period has been included up to the respective dates of divestiture.

	2018	2017	2016	2015	2014
Average Licensed Beds:
Acute Care Hospitals	6,232	6,127	5,934	5,832	5,776
Behavioral Health Centers	23,509	23,151	21,829	21,202	20,231
Average Available Beds (1):
Acute Care Hospitals	6,056	5,954	5,759	5,656	5,571
Behavioral Health Centers	23,425	23,068	21,744	21,116	20,131
Admissions:
Acute Care Hospitals	303,985	297,390	274,074	261,727	251,165
Behavioral Health Centers	482,658	467,822	456,052	447,007	426,510
Average Length of Stay (Days):
Acute Care Hospitals	4.5	4.4	4.6	4.7	4.6
Behavioral Health Centers	13.3	13.6	13.2	13.1	12.9
Patient Days (2):
Acute Care Hospitals (1)	1,376,988	1,312,265	1,251,511	1,218,969	1,167,726
Behavioral Health Centers	6,418,334	6,381,756	6,004,066	5,835,134	5,518,660
Occupancy Rate-Licensed Beds (3):
Acute Care Hospitals	61%	59%	58%	57%	55%
Behavioral Health Centers	75%	76%	75%	75%	75%
Occupancy Rate-Available Beds (3):
Acute Care Hospitals	62%	60%	59%	59%	57%
Behavioral Health Centers	75%	76%	75%	76%	75%

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

Sources of Revenue

We receive payments for services rendered from private insurers, including managed care plans, the federal government under the Medicare program, state governments under their respective Medicaid programs and directly from patients. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sources of Revenue for additional disclosure. Other information related to our revenues, income and other operating information for each reporting segment of our business is provided in Note 12 to our Consolidated Financial Statements, Segment Reporting.

Regulation and Other Factors

Overview: The healthcare industry is subject to numerous laws, regulations and rules including, among others, those related to government healthcare participation requirements, various licensure and accreditations, reimbursement for patient services, health information privacy and security rules, and Medicare and Medicaid fraud and abuse provisions (including, but not limited to, federal statutes and regulations prohibiting kickbacks and other illegal inducements to potential referral sources, false claims submitted to federal or state health care programs and self-referrals by physicians). Providers that are found to have violated any of these laws and regulations may be excluded from participating in government healthcare programs, subjected to significant fines or penalties and/or required to repay amounts received from the government for previously billed patient services. Although we believe our policies, procedures and practices comply with governmental regulations, no assurance can be given that we will not be subjected to additional governmental inquiries or actions, or that we would not be faced with sanctions, fines or penalties if so subjected. Even if we were to ultimately prevail, a significant governmental inquiry or action under one of the above laws, regulations or rules could have a material adverse impact on us.

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

If any of our facilities were to lose its Joint Commission accreditation or otherwise lose its certification under the Medicare and Medicaid programs, the facility may be unable to receive reimbursement from the Medicare and Medicaid programs and other payers. We believe our facilities are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may become necessary for us to make changes in our facilities, equipment, personnel and services in the future, which could have a material adverse impact on operations.

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

Audits: Most hospitals are subject to federal audits to validate the accuracy of Medicare and Medicaid program submitted claims. If these audits identify overpayments, we could be required to pay a substantial rebate of prior years’ payments subject to various administrative appeal rights. The federal government contracts with third-party “recovery audit contractors” (“RACs”) and “Medicaid integrity contractors” (“MICs”), on a contingent fee basis, to audit the propriety of payments to Medicare and Medicaid providers. Similarly, Medicare zone program integrity contractors (“ZPICs”) target claims for potential fraud and abuse. Additionally, Medicare administrative contractors (“MACs”) must ensure they pay the right amount for covered and correctly coded services rendered to eligible beneficiaries by legitimate providers. The Centers for Medicare and Medicaid Services (“CMS”) announced its intent to consolidate many of these Medicare and Medicaid program integrity functions into new unified program integrity contractors (“UPICs”), though it remains unclear what effect, if any, this consolidation may have. We have undergone claims audits related to our receipt of federal healthcare payments during the last three years, the results of which have not required material adjustments to our consolidated results of operations. However, potential liability from future federal or state audits could ultimately exceed established reserves, and any excess could potentially be substantial. Further, Medicare and Medicaid regulations also provide for withholding Medicare and Medicaid overpayments in certain circumstances, which could adversely affect our cash flow.

Self-Referral and Anti-Kickback Legislation

The Stark Law: The Social Security Act includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship, unless an exception is met. These types of referrals are known as “self-referrals.” Sanctions for violating the Stark Law include civil penalties up to $24,748 for each violation, and up to $164,992 for sham arrangements. There are a number of exceptions to the self-referral prohibition, including an exception for a physician’s ownership interest in an entire hospital as opposed to an ownership interest in a hospital department unit, service or subpart. However, federal laws and regulations now limit the ability of hospitals relying on this exception to expand aggregate physician ownership interest or to expand certain hospital facilities. This regulation also places a number of compliance requirements on physician-owned hospitals related to reporting of ownership interest. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements that adhere to certain enumerated requirements.

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

Although we believe that our arrangements with physicians and other referral sources have been structured to comply with current law and available interpretations, there can be no assurance that all arrangements comply with an available safe harbor or that regulatory authorities enforcing these laws will determine these financial arrangements do not violate the anti-kickback statute or other applicable laws. Violations of the anti-kickback statute may be punished by a criminal fine of up to $100,000 for each violation or imprisonment, however, under 18 U.S.C. Section 3571, this fine may be increased to $250,000 for individuals and $500,000 for organizations. Civil money penalties may include fines of up to $100,000 per violation and damages of up to three times the total amount of the remuneration and/or exclusion from participation in Medicare and Medicaid.

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

EMTALA: All of our hospitals are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). This federal law generally requires hospitals with an emergency department that are certified providers under Medicare to conduct a medical screening examination of every person who visits the hospital’s emergency room for treatment and, if the patient is suffering from a medical emergency, to either stabilize the patient’s condition or transfer the patient to a facility that can better handle the condition. Our obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition to any liabilities that a hospital may incur under EMTALA, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against the hospital unrelated to the rights granted under that statute.

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

Employees and Medical Staff

Our facilities located in the U.S. had approximately 78,700 employees as of December 31, 2018, of whom approximately 55,800 were employed full-time. In addition, our facilities located in the U.K. had approximately 8,400 employees as of December 31, 2018.  Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. In a number of our markets, physicians may have admitting privileges at other hospitals in addition to ours. Within our acute care division, approximately 250 physicians are employed by physician practice management subsidiaries of ours either directly or through contracts with affiliated group practices structured as 501A corporations. Members of the medical staffs of our hospitals also serve on the medical staffs of hospitals not owned by us and may terminate their affiliation with our hospitals at any time. In addition, within our behavioral health division, approximately 490 psychiatrists are employed by subsidiaries of ours either directly or through contracts with affiliated group practices structured as 501A corporations. Each of our hospitals is managed on a day-to-day basis by a managing director employed by a subsidiary of ours. In addition, a Board of Governors, including members of the hospital’s medical staff, governs the medical, professional and ethical practices at each hospital. We believe that our relations with our employees are satisfactory.

Approximately 625 of our employees at five of our hospitals are unionized. At Valley Hospital Medical Center, unionized employees belong to the Culinary Workers and Bartenders Union and the International Union of Operating Engineers. Engineers at Desert Springs Hospital are represented by the International Union of Operating Engineers. At the Psychiatric Institute of Washington, clinical, clerical, support and maintenance employees are represented by the Communication Workers of America (AFL-CIO). Registered Nurses, Licensed Practical Nurses, certain technicians and therapists and some clerical employees at HRI Hospital in Boston are represented by the Service Employees International Union. At Brooke Glen Behavioral Hospital, unionized employees are represented by the Teamsters and the Northwestern Nurses Association/Pennsylvania Association of Staff Nurses and Allied Professionals.

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

Relationship with Universal Health Realty Income Trust

At December 31, 2018, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities.  The advisory agreement was Amended and Restated effective January 1, 2019.  Among other things, the Amended and Restated Advisory Agreement (the “Agreement”) eliminated the 20% annual incentive fee clause which we were previously entitled to under certain conditions (the incentive fee requirements have never been achieved). In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.  The advisory agreement was renewed by the Trust for 2019 at the same rate as the prior three years.  During 2018, 2017 and 2016, the advisory fee was computed at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $3.8 million during 2018, $3.6 million during 2017 and $3.3 million during 2016.

Our pre-tax share of income from the Trust was $1.4 million during 2018 which is included in other income, net, on the accompanying consolidated statements of income. Our pre-tax share of income from the Trust was $2.6 million during 2017 and $1.0 million during 2016, which are included in net revenues in the accompanying consolidated statements of income for each year. Included in our share of the Trust’s income for 2018, is income realized by the Trust in connection with hurricane-related insurance proceeds received in connection with the damage sustained from Hurricane Harvey in August, 2017.  Included in our share of the Trust’s income for 2017 was a gain realized by the Trust in connection with a divestiture of property that was completed during the first quarter of 2017, as well as insurance proceeds in excess of damaged Trust property. We received dividends from the Trust amounting to $2.1 million during each of 2018 and 2017 and $2.0 million during 2016.

The carrying value of our investment in the Trust was $7.5 million and $8.2 million at December 31, 2018 and 2017, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $48.3 million at December 31, 2018 and $59.2 million at December 31, 2017, based on the closing price of the Trust’s stock on the respective dates.

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

Total rent expense under the operating leases on the three hospital facilities with the Trust was $16.0 million during each of 2018 and 2017 and $15.9 million in 2016. Pursuant to the terms of the three hospital leases with the Trust, we have the option to renew the leases at the lease terms described above by providing notice to the Trust at least 90 days prior to the termination of the then current term. We also have the right to purchase the respective leased hospitals at the end of the lease terms or any renewal terms at their appraised fair market value as well as purchase any or all of the three leased hospital properties at the appraised fair market value upon one month’s notice should a change of control of the Trust occur.  In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.  During the second quarter of 2018, we exercised our 5-year renewal option on McAllen Medical Center which extended the lease term on this facility, at the existing lease rate, through December, 2026.

The table below details the renewal options and terms for each of our three acute care hospital facilities leased from the Trust:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2026	5	(a)
Wellington Regional Medical Center	$3,030,000	December, 2021	10	(b)
Southwest Healthcare System, Inland Valley Campus	$2,648,000	December, 2021	10	(b)

(a)	We have one 5-year renewal option at existing lease rates (through 2031).
(b)	We have two 5-year renewal options at fair market value lease rates (2022 through 2031).

In addition, certain of our subsidiaries are tenants in various medical office buildings and two free-standing emergency departments owned by the Trust or by limited liability companies in which the Trust holds 95% to 100% of the ownership interest.

Executive Officers of the Registrant

The executive officers, whose terms will expire at such time as their successors are elected, are as follows:

Name and Age	Present Position with the Company
Alan B. Miller (81)	Chairman of the Board and Chief Executive Officer
Marc D. Miller (48)	President and Director
Steve G. Filton (61)	Executive Vice President, Chief Financial Officer and Secretary
Marvin G. Pember (65)	Executive Vice President, President of Acute Care Division

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

Texas: We own 7 inpatient acute care hospitals and 22 inpatient behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 16% in 2018, 15% in 2017 and 16% in 2016 of our consolidated net revenues. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 12% in 2018, 11% in 2017 and 7% in 2016, of our income from operations after net income attributable to noncontrolling interest.

Nevada: We own 8 inpatient acute care hospitals and 4 inpatient behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 17% of our consolidated net revenues during each of 2018 and 2017 and 16% in 2016.  On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 24% in 2018, 20% in 2017 and 13% in 2016, of our income from operations after net income attributable to noncontrolling interest.

California: We own 5 inpatient acute care hospitals and 8 inpatient behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 11% of our consolidated net revenues during each of 2018, 2017 and 2016. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 16% in 2018, 13% in 2017 and 15% in 2016, of our income from operations after net income attributable to noncontrolling interest.

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

Our revenues and results of operations are significantly affected by payments received from the government and other third party payers.

We derive a significant portion of our revenue from third-party payers, including the Medicare and Medicaid programs. Changes in these government programs in recent years have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for healthcare services. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to facilities. We are unable to predict the effect of recent and future policy changes on our operations. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, deterioration in general economic conditions and the funding requirements from the federal healthcare reform legislation, may affect the availability of taxpayer funds for Medicare and Medicaid programs. In addition, the vast majority of the net revenues generated at our behavioral health facilities located in the United Kingdom are derived from governmental payers. If the rates paid or the scope of services covered by governmental payers in the United States or United Kingdom are reduced, there could be a material adverse effect on our business, financial position and results of operations.

We receive Medicaid revenues in excess of $100 million annually from each of Texas, California, Washington, D.C., Nevada, Pennsylvania and Illinois, making us particularly sensitive to reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states.

In addition to changes in government reimbursement programs, our ability to negotiate favorable contracts with private payers, including managed care organizations, significantly affects the revenues and operating results of our hospitals. Private payers, including managed care organizations, increasingly are demanding that we accept lower rates of payment.

We expect continued third-party efforts to aggressively manage reimbursement levels and cost controls. Reductions in reimbursement amounts received from third-party payers could have a material adverse effect on our financial position and our results of operations.

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

The 2012 Act includes a document and coding (“DCI”) adjustment and a reduction in Medicaid disproportionate share hospital (“DSH”) payments. Expected to save $10.5 billion over 10 years, the DCI adjustment decreases projected Medicare hospital payments for inpatient and overnight care through a downward adjustment in annual base payment increases. These reductions are meant to recoup what Medicare authorities consider to be “overpayments” to hospitals that occurred as a result of the transition to Medicare Severity Diagnosis Related Groups. The reduction in Medicaid DSH payments was expected to save $4.2 billion over 10 years. This provision extends the changes regarding DSH payments established by the Legislation and determines future allotments off of the rebased level. On February 9, 2018, President Trump signed into law the Bipartisan Budget Act of 2018, which eliminated the DSH cuts scheduled for 2018 and 2019 but added additional DSH reductions of $4 billion in 2020 and $8 billion a year between 2021 and 2025.

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

The Legislation also contained provisions aimed at reducing fraud and abuse in healthcare. The Legislation amends several existing laws, including the federal Anti-Kickback Statute and the False Claims Act, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers. While Congress had previously revised the intent requirement of the Anti-Kickback Statute to provide that a person is not required to “have actual knowledge or specific intent to commit a violation of” the Anti-Kickback Statute in order to be found in violation of such law, the Legislation also provides that any claims for items or services that violate the Anti-Kickback Statute are also considered false claims for purposes of the federal civil False Claims Act. The Legislation provides that a healthcare provider that retains an overpayment in excess of 60 days is subject to the federal civil False Claims Act, although certain final regulations implementing this statutory requirement remain pending. The Legislation also expands the Recovery Audit Contractor program to Medicaid. These amendments also make it easier for severe fines and penalties to be imposed on healthcare providers that violate applicable laws and regulations.

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

The impact of the Legislation on each of our hospitals may vary. Because Legislation provisions are effective at various times over the next several years, we anticipate that many of the provisions in the Legislation may be subject to further revision. Initiatives to repeal the Legislation, in whole or in part, to delay elements of implementation or funding, and to offer amendments or supplements to modify its provisions have been persistent. The ultimate outcomes of legislative attempts to repeal or amend the Legislation and legal challenges to the Legislation are unknown. Legislation has already been enacted that has eliminated the penalty for failing to maintain health coverage that was part of the original Legislation. In addition, Congress has considered legislation that would, if enacted, in material part: (i) eliminate the large employer mandate to obtain or provide health insurance coverage, respectively; (ii) permit insurers to impose a surcharge up to 30 percent on individuals who go uninsured for more than two months and then purchase coverage; (iii) provide tax credits towards the purchase of health insurance, with a phase-out of tax credits accordingly to income level; (iv) expand health savings accounts; (v) impose a per capita cap on federal funding of state Medicaid programs, or, if elected by a state, transition federal funding to block grants, and; (vi) permit states to seek a waiver of certain federal requirements that would allow such state to define essential health benefits differently from federal standards and that would allow certain commercial health plans to take health status, including pre-existing conditions, into account in setting premiums.

In addition to legislative changes, the Legislation can be significantly impacted by executive branch actions.  In relevant part, President Trump has already taken executive actions: (i) requiring all federal agencies with authorities and responsibilities under the Legislation to “exercise all authority and discretion available to them to waiver, defer, grant exemptions from, or delay” parts of the Legislation that place “unwarranted economic and regulatory burdens” on states, individuals or health care providers; (ii) the issuance of a final rule in June, 2018 by the Department of Labor to enable the formation of association health plans that would be exempt from certain Legislation requirements such as the provision of essential health benefits; (iii) the issuance of a final rule in August, 2018 by the Department of Labor, Treasury, and Health and Human Services to expand the availability of short-term, limited duration health insurance, (iv) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level; (v) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans; and (vi) the issuance of a proposed rule by the Department of Labor, Treasury, and Health and Human Services that would incentivize the use of health reimbursement accounts by employers to permit employees to purchase health insurance in the individual market. The uncertainty resulting from these Executive Branch policies has led to reduced Exchange enrollment in 2018 and 2019 and is expected to further worsen the individual and small group market risk pools in future years.  It is also anticipated that these and future policies may create additional cost and reimbursement pressures on hospitals.

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

While attempts to repeal the entirety of the ACA have not been successful to date, a key provision of the ACA was repealed as part of the Tax Cuts and Jobs Act and, on December 14, 2018, a federal U.S. District Court judge in Texas ruled the entire ACA is unconstitutional. While that ruling is stayed and has been appealed, it has caused greater uncertainty regarding the future status of the ACA. If all or any parts of the ACA are found to be unconstitutional, it could have a material adverse effect on the Company.

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

Collection of receivables from third-party payers and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill that is the patient’s responsibility, which primarily includes co-payments and deductibles. However, we also have substantial receivables due to us from certain state-based funding programs. We estimate our provisions for doubtful accounts based on general factors such as payer mix, the agings of the receivables, historical collection experience and assessment of probability of future collections. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions that might ultimately affect the collectability of the patient accounts and make adjustments to our allowances as warranted. Significant changes in business office operations, payer mix, economic conditions or trends in federal and state governmental health coverage could affect our collection of accounts receivable, cash flow and results of operations. If we experience unexpected increases in the growth of uninsured and underinsured patients or in bad debt expenses, our results of operations will be harmed.

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

In some markets, certain of our competitors may have greater financial resources, be better equipped and offer a broader range of services than we offer. The number of inpatient facilities, as well as outpatient surgical and diagnostic centers, many of which are fully or partially owned by physicians, in the geographic areas in which we operate has increased significantly. As a result, most of our hospitals operate in an increasingly competitive environment.

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

If we fail to continue to meet the promoting interoperability criteria related to electronic health record systems (“EHR”), our operations could be harmed.

Pursuant to HITECH regulations, hospitals that did not qualify as a meaningful user of EHR by 2015 were subject to a reduced market basket update to the inpatient prospective payment system (“IPPS”) standardized amount in 2015 and each subsequent fiscal year. In the 2019 IPPS final rule, CMS re-named the meaningful use program to “promoting interoperability”.  We believe that all of our acute care hospitals have met the applicable promoting interoperability criteria and therefore are not subject to a reduced market basked update to the IPPS standardized amount. However, under the HITECH Act, hospitals must continue to meet the applicable criteria in each fiscal year or they will be subject to a market basket update reduction in a subsequent fiscal year. Failure of our acute care hospitals to continue to meet the applicable meaningful use criteria would have an adverse effect on our future net revenues and results of operations.

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

Our growth strategy depends, in part, on acquisitions, and we may not be able to continue to make acquisitions that meet our target criteria. We may also have difficulties acquiring hospitals from not-for-profit entities due to regulatory scrutiny.

Acquisitions in select markets are a key element of our growth strategy. We face competition for acquisition candidates primarily from other for-profit healthcare companies, as well as from not-for-profit entities. Some of our competitors have greater resources than we do. Also, suitable acquisitions may not be accomplished due to unfavorable terms.

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

Further, an acquisition could result in a dilutive effect on our results of operations, depending on various factors, including the amount paid for the acquisition, the acquired properties results of operations, allocation of the purchase price, effects of subsequent legislation and limits on rate increases.

We may fail to improve or integrate the operations of the assets we acquire, which could harm our results of operations and adversely affect our growth strategy.

We may be unable to timely and effectively integrate the assets or entities that we acquire with our ongoing operations. We may experience delays in implementing operating procedures and systems in newly acquired operations. Integrating an acquisition could be expensive and time consuming and could disrupt our ongoing business, negatively affect cash flow and distract management and other key personnel. In addition, acquisition activity requires transitions from, and the integration of, operations and, usually, information systems that are used by acquired operations. In addition, some of the acquisitions we have made had significantly lower operating margins than the assets we operated prior to the time of our acquisition. If we fail to improve the operating margins of the operations we acquire, operate such assets profitably or effectively integrate the acquired operations, our results of operations could be harmed.

The trend toward value-based purchasing may negatively impact our revenues.

We believe that value-based purchasing initiatives of both governmental and private payers tying financial incentives to quality and efficiency of care will increasingly affect the results of operations of our hospitals and other healthcare facilities and may negatively impact our revenues if we are unable to meet expected quality standards. The Legislation contains a number of provisions intended to promote value-based purchasing in federal healthcare programs. Medicare now requires providers to report certain quality measures in order to receive full reimbursement increases for inpatient and outpatient procedures that were previously awarded automatically. In addition, hospitals that meet or exceed certain quality performance standards will receive increased reimbursement payments, and hospitals that have “excess readmissions” for specified conditions will receive reduced reimbursement. Furthermore, Medicare no longer pays hospitals additional amounts for the treatment of certain hospital-acquired conditions unless the conditions were present at admission. Beginning in federal fiscal year 2015, hospitals that rank in the worst 25% of all hospitals nationally for hospital acquired conditions in the previous year were subject to reduced Medicare reimbursements. The Legislation also prohibits the use of federal funds under the Medicaid program to reimburse providers for treating certain provider-preventable conditions.

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

If we acquire assets or entities with unknown or contingent liabilities, we could become liable for material obligations.

Assets or entities that we acquire may have unknown or contingent liabilities, including, but not limited to, liabilities for failure to comply with applicable laws and regulations. Although we typically attempt to exclude significant liabilities from our acquisition transactions and seek indemnification from the sellers for these matters, we could experience difficulty enforcing those obligations or we could incur material liabilities for the past activities of assets or entities we acquire. Such liabilities and related legal or other costs and/or resulting damage to an acquired asset’s or entities’ reputation could harm our business.

We are subject to pending legal actions, purported stockholder class actions, governmental investigations and regulatory actions.

We, our subsidiaries, PSI, and its subsidiaries, are subject to pending legal actions, governmental investigations and regulatory actions (see Item 3-Legal Proceedings).

Defending ourselves against the allegations in the lawsuits and governmental investigations, or similar matters and any related publicity, could potentially entail significant costs and could require significant attention from our management and our reputation could suffer significantly. We are unable to predict the outcome of these matters or to reasonably estimate the amount or range of any such loss; however, these lawsuits and the related publicity and news articles that have been published concerning these matters could have a material adverse effect on our business, financial condition, results of operations and/or cash flows which in turn could cause a decline in our stock price.

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

Controls imposed by third-party payers designed to reduce admissions and lengths of stay, commonly referred to as “utilization review,” have affected and are expected to continue to affect our facilities. Utilization review entails the review of the admission and course of treatment of a patient by managed care plans. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payer-required preadmission authorization and utilization review and by payer pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Efforts to impose more stringent cost controls are expected to continue. Although we cannot predict the effect these changes will have on our operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on our business, financial position and results of operations.

Our revenues and volume trends may be adversely affected by certain factors over which we have no control.

Our revenues and volume trends are dependent on many factors, including physicians’ clinical decisions and availability, payer programs shifting to a more outpatient-based environment, whether or not certain services are offered, seasonal and severe weather conditions, including the effects of extreme low temperatures, hurricanes and tornados, earthquakes, current local economic and demographic changes. In addition, technological developments and pharmaceutical improvements may reduce the demand for healthcare services or the profitability of the services we offer.

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

In addition, as of December 31, 2018, we had approximately $3.8 billion of goodwill recorded on our consolidated balance sheet. Should the revenues and financial results of our acute care and/or behavioral health care facilities be materially, unfavorably impacted due to, among other things, a worsening of the economic and employment conditions in the United States that could negatively impact our patient volumes and reimbursement rates, a continued rise in the unemployment rate and continued increases in the number of uninsured patients treated at our facilities, we may incur future charges to recognize impairment in the carrying value of our goodwill and other intangible assets, which could have a material adverse effect on our financial results.

Legal uncertainty or a worsening of the economic conditions in the United Kingdom could materially affect our business and future results of operations.

On June 23, 2016, the United Kingdom affirmatively voted in a non-binding referendum in favor of the exit of the United Kingdom from the European Union (the “Brexit”) and it has been approved by vote of the British legislature. On March 29, 2017, the United Kingdom triggered Article 50 of the Lisbon Treaty, formally starting negotiations regarding its exit from the European Union, scheduled for March 29, 2019. In November 2018, the United Kingdom and the European Union agreed upon a draft Withdrawal Agreement that set out the terms of the United Kingdom’s departure, including commitments on citizen rights after Brexit, a financial settlement from the United Kingdom, and a transition period from March 29, 2019 through December 31, 2020 to allow time for a future trade deal to be agreed.  On January 15, 2019, the draft Withdrawal Agreement was rejected by the British legislature, creating significant uncertainty about the terms and timing under which the United Kingdom will leave the European Union.

If the United Kingdom leaves the European Union with no agreement (a “hard Brexit”), it will likely have an adverse impact on labor and trade in addition to creating further currency volatility. In the absence of a future trade deal, the United Kingdom’s trade with the European Union and the rest of the world would be subject to tariffs and duties set by the World Trade Organization. These changes to the trading relationship between the United Kingdom and the European Union would likely result in increased cost of goods imported into the United Kingdom. Additional currency volatility could result in a weaker British pound, which may decrease the profitability of our operations in the United Kingdom. A weaker British pound versus the U.S. Dollar also causes local currency results of our United Kingdom operations to be translated into fewer U.S. Dollars during a reporting period.

Brexit could lead to legal and regulatory uncertainty as the United Kingdom determines which European Union laws to replace or replicate. The exit of the United Kingdom from the European Union could also create future economic uncertainty, both in the United Kingdom and globally, especially in the event of a hard Brexit. The actual exit of the United Kingdom from the European Union could cause disruptions to and create uncertainty surrounding our business. Any of these effects of Brexit (and the announcement thereof), and others we cannot anticipate, could harm our business, financial condition or results of operations.

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

We rely extensively on our information technology (“IT”) systems to manage clinical and financial data, communicate with our patients, payers, vendors and other third parties and summarize and analyze operating results. In addition, we have made significant investments in technology to adopt and utilize electronic health records and to become meaningful users of health information technology pursuant to the American Recovery and Reinvestment Act of 2009. A cyber-attack that bypasses our IT security systems causing an IT security breach, loss of protected health information or other data subject to privacy laws, loss of proprietary business information, or a material disruption of our IT business systems, could have a material adverse impact on our business and result of operations. In addition, our future results of operations, as well as our reputation, could be adversely impacted by theft, destruction, loss, or misappropriation of public health information, other confidential data or proprietary business information.

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

The LIBOR calculation method may change and LIBOR is expected to be phased out after 2021.

Our Credit Agreement permits interest on borrowings to be calculated based on LIBOR, and a number of our interest rate swaps are based on LIBOR. On July 27, 2017, the United Kingdom Financial Conduct Authority (the “FCA”) announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021. In the meantime, actions by the FCA, other regulators, or law enforcement agencies may result in changes to the method by which LIBOR is calculated. At this time, it is not possible to predict the effect of any such changes or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere.

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

At December 31, 2018, 24.2 million shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock. To the extent that these shares were converted into or exercised for shares of Class B Common Stock, the number of shares of Class B Common Stock available for trading in the public market place would increase substantially and the current holders of Class B Common Stock would own a smaller percentage of that class.

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

As of March 20, 2018, the shares of Class A and Class C Common Stock constituted 7.7% of the aggregate outstanding shares of our Common Stock, had the right to elect five members of the Board of Directors and constituted 86.8% of our general voting power as of that date. As of March 20, 2018, the shares of Class B and Class D Common Stock (excluding shares issuable upon exercise of options) constituted 92.3% of the outstanding shares of our Common Stock, had the right to elect two members of the Board of Directors and constituted 13.2% of our general voting power as of that date.

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

Executive and Administrative Offices and Commercial Health Insurer

We own various office buildings in King of Prussia and Wayne, Pennsylvania, Brentwood, Tennessee, Denton, Texas and Reno, Nevada.

Facilities

The following tables set forth the name, location, type of facility and, for acute care hospitals and behavioral health care facilities, the number of licensed beds:

Acute Care Hospitals

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Aiken Regional Medical Centers	Aiken, South Carolina	211	Owned
Aurora Pavilion	Aiken, South Carolina	62	Owned
Centennial Hills Hospital Medical Center	Las Vegas, Nevada	250	Owned
Corona Regional Medical Center	Corona, California	238	Owned
Desert Springs Hospital	Las Vegas, Nevada	293	Owned
Desert View Hospital	Pahrump, Nevada	25	Owned
Doctors’ Hospital of Laredo (7)	Laredo, Texas	183	Owned
Doctor’s Hospital ER South	Laredo, Texas	—	Leased
Fort Duncan Regional Medical Center	Eagle Pass, Texas	101	Owned
The George Washington University Hospital (1)	Washington, D.C.	385	Leased
Henderson Hospital	Henderson, Nevada	166	Owned
ER at Green Valley Ranch	Henderson, Nevada	—	Owned
Lakewood Ranch Medical Center	Bradenton, Florida	120	Owned
Manatee Memorial Hospital	Bradenton, Florida	295	Owned
Northern Nevada Medical Center	Sparks, Nevada	108	Owned
Northwest Texas Healthcare System	Amarillo, Texas	405	Owned
The Pavilion at Northwest Texas Healthcare System	Amarillo, Texas	90	Owned
NWTH FED	Amarillo, Texas	—	Owned
Palmdale Regional Medical Center	Palmdale, California	184	Owned
South Texas Health System (3)
Edinburg Regional Medical Center/Children’s Hospital	Edinburg, Texas	235	Owned
McAllen Medical Center (2)	McAllen, Texas	441	Leased
McAllen Heart Hospital	McAllen, Texas	60	Owned
South Texas Behavioral Health Center	McAllen, Texas	134	Owned
STHS ER at Alamo	Alamo, Texas	—	Owned
STHS ER at McColl	Edinburg, Texas	—	Owned
STHS ER at Mission (2)	Mission, Texas	—	Leased
STHS ER at Monte Cristo	Edinburg, Texas	—	Owned
STHS ER at Ware Road	McAllen, Texas	—	Owned
STHS ER at Weslaco (2)	Weslaco, Texas	—	Leased
Southwest Healthcare System
Inland Valley Campus (2)	Wildomar, California	130	Leased
Rancho Springs Campus	Murrieta, California	120	Owned
Spring Valley Hospital Medical Center	Las Vegas, Nevada	364	Owned
St. Mary’s Regional Medical Center	Enid, Oklahoma	229	Owned
Summerlin Hospital Medical Center	Las Vegas, Nevada	485	Owned
Temecula Valley Hospital	Temecula, California	140	Owned
Texoma Medical Center	Denison, Texas	266	Owned
TMC Behavioral Health Center	Denison, Texas	60	Owned
Valley Hospital Medical Center	Las Vegas, Nevada	306	Owned

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Wellington Regional Medical Center (2)	West Palm Beach, Florida	233	Leased

Inpatient Behavioral Health Care Facilities

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Alabama Clinical Schools	Birmingham, Alabama	80	Owned
Alhambra Hospital	Rosemead, California	109	Owned
Alliance Health Center	Meridian, Mississippi	214	Owned
The Arbour Hospital	Boston, Massachusetts	136	Owned
Arbour-Fuller Hospital	South Attleboro, Massachusetts	102	Owned
Arbour-HRI Hospital	Brookline, Massachusetts	62	Owned
Arrowhead Behavioral Health	Maumee, Ohio	48	Owned
Austin Lakes Hospital	Austin, Texas	58	Leased
Austin Oaks Hospitals	Austin, Texas	80	Owned
Behavioral Hospital of Bellaire	Houston, Texas	124	Leased
Belmont Pines Hospital	Youngstown, Ohio	102	Owned
Benchmark Behavioral Health System	Woods Cross, Utah	94	Owned
Black Bear Treatment Center	Sautee, Georgia	115	Owned
Bloomington Meadows Hospital	Bloomington, Indiana	78	Owned
Boulder Creek Academy	Bonners Ferry, Idaho	105	Owned
Brentwood Behavioral Health of Mississippi	Flowood, Mississippi	121	Owned
Brentwood Hospital	Shreveport, Louisiana	200	Owned
The Bridgeway	North Little Rock, Arkansas	127	Owned
Brook Hospital—Dupont	Louisville, Kentucky	88	Owned
Brook Hospital—KMI	Louisville, Kentucky	110	Owned
Brooke Glen Behavioral Hospital	Fort Washington, Pennsylvania	146	Owned
Brynn Marr Hospital	Jacksonville, North Carolina	102	Owned
Calvary Addiction Recovery Center	Phoenix, Arizona	68	Owned
Canyon Ridge Hospital	Chino, California	106	Owned
The Carolina Center for Behavioral Health	Greer, South Carolina	138	Owned
Cedar Creek	St. Johns, Michigan	34	Owned
Cedar Grove Residential Treatment Center	Murfreesboro, Tennessee	40	Owned
Cedar Hills Hospital (8)	Beaverton, Oregon	94	Owned
Cedar Ridge	Oklahoma City, Oklahoma	60	Owned
Cedar Ridge Residential Treatment Center	Oklahoma City, Oklahoma	56	Owned
Cedar Ridge Bethany	Bethany, Oklahoma	56	Owned
Cedar Springs Behavioral Health	Colorado Springs, Colorado	110	Owned
Centennial Peaks	Louisville, Colorado	104	Owned
Center for Change	Orem, Utah	58	Owned
Central Florida Behavioral Hospital	Orlando, Florida	174	Owned
Chicago Children’s Center for Behavioral Health	Chicago, Illinois	40	Leased
Chris Kyle Patriots Hospital	Anchorage, Alaska	36	Owned
Clarion Psychiatric Center	Clarion, Pennsylvania	112	Owned
Coastal Behavioral Health	Savannah, Georgia	50	Owned
Coastal Harbor Treatment Center	Savannah, Georgia	147	Owned
Columbus Behavioral Center for Children and Adolescents	Columbus, Indiana	57	Owned
Compass Intervention Center	Memphis, Tennessee	108	Owned
Copper Hills Youth Center	West Jordan, Utah	197	Owned

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Coral Shores	Stuart, Florida	80	Owned
Cumberland Hall	Hopkinsville, Kentucky	97	Owned
Cumberland Hospital	New Kent, Virginia	110	Owned
Cypress Creek Hospital	Houston, Texas	128	Owned
Del Amo Hospital	Torrance, California	166	Owned
Diamond Grove Center	Louisville, Mississippi	55	Owned
Dover Behavioral Health	Dover, Delaware	104	Owned
El Paso Behavioral Health System	El Paso, Texas	166	Owned
Emerald Coast Behavioral Hospital	Panama City, Florida	86	Owned
Fairmount Behavioral Health System	Philadelphia, Pennsylvania	239	Owned
Fairfax
Fairfax Hospital	Kirkland, Washington	157	Owned
Fairfax Hospital—Everett	Everett, Washington	30	Leased
Fairfax Hospital—Monroe	Monroe, Washington	34	Leased
Forest View Hospital	Grand Rapids, Michigan	108	Owned
Fort Lauderdale Hospital	Fort Lauderdale, Florida	182	Leased
Foundations Behavioral Health	Doylestown, Pennsylvania	108	Leased
Foundations for Living	Mansfield, Ohio	84	Owned
Fox Run Hospital	St. Clairsville, Ohio	100	Owned
Fremont Hospital	Fremont, California	148	Owned
Friends Hospital	Philadelphia, Pennsylvania	219	Owned
Garfield Park Hospital	Chicago, Illinois	88	Owned
Garland Behavioral Health	Garland, Texas	72	Leased
Glen Oaks Hospital	Greenville, Texas	54	Owned
Gulf Coast Youth Services	Fort Walton Beach, Florida	24	Owned
Gulfport Behavioral Health System	Gulfport, Mississippi	109	Owned
Hampton Behavioral Health Center	Westhampton, New Jersey	120	Owned
Harbour Point (Pines)	Portsmouth, Virginia	186	Owned
Hartgrove Hospital	Chicago, Illinois	160	Owned
Havenwyck Hospital	Auburn Hills, Michigan	243	Owned
Heartland Behavioral Health Services	Nevada, Missouri	151	Owned
Hermitage Hall	Nashville, Tennessee	111	Owned
Heritage Oaks Hospital	Sacramento, California	125	Owned
Hickory Trail Hospital	DeSoto, Texas	86	Owned
Highlands Behavioral Health System	Highlands Ranch, Colorado	86	Owned
Hill Crest Behavioral Health Services	Birmingham, Alabama	219	Owned
Holly Hill Hospital	Raleigh, North Carolina	285	Owned
The Horsham Clinic	Ambler, Pennsylvania	206	Owned
Hughes Center	Danville, Virginia	64	Owned
Inland Northwest Behavioral Health (12)	Spokane, Washington	100	Owned
Intermountain Hospital	Boise, Idaho	155	Owned
Kempsville Center of Behavioral Health	Norfolk, Virginia	82	Owned
KeyStone Center	Wallingford, Pennsylvania	153	Owned
Kingwood Pines Hospital	Kingwood, Texas	116	Owned
La Amistad Behavioral Health Services	Maitland, Florida	85	Owned
Lakeside Behavioral Health System	Memphis, Tennessee	345	Owned
Lancaster Behavioral Health Hospital (11)	Lancaster, Pennsylvania	126	Owned
Laurel Heights Hospital	Atlanta, Georgia	112	Owned
Laurel Oaks Behavioral Health Center	Dothan, Alabama	124	Owned
Laurel Ridge Treatment Center	San Antonio, Texas	250	Owned
Liberty Point Behavioral Health	Stauton, Virginia	56	Owned

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Lighthouse Care Center of Augusta	Augusta, Georgia	68	Owned
Lighthouse Care Center of Conway	Conway, South Carolina	96	Owned
Lincoln Prairie Behavioral Health Center	Springfield, Illinois	97	Owned
Lincoln Trail Behavioral Health System	Radcliff, Kentucky	140	Owned
Mayhill Hospital	Denton, Texas	59	Leased
McDowell Center for Children	Dyersburg, Tennessee	32	Owned
The Meadows Psychiatric Center	Centre Hall, Pennsylvania	117	Owned
Meridell Achievement Center	Austin, Texas	134	Owned
Mesilla Valley Hospital	Las Cruces, New Mexico	104	Owned
Michael’s House	Palm Springs, California	120	Owned
Michiana Behavioral Health Center	Plymouth, Indiana	80	Owned
Midwest Center for Youth and Families	Kouts, Indiana	74	Owned
Millwood Hospital	Arlington, Texas	134	Leased
Mountain Youth Academy	Mountain City, Tennessee	90	Owned
Natchez Trace Youth Academy	Waverly, Tennessee	115	Owned
Newport News Behavioral Health Center	Newport News, Virginia	132	Owned
North Spring Behavioral Healthcare	Leesburg, Virginia	103	Leased
North Star Hospital	Anchorage, Alaska	74	Owned
North Star Bragaw	Anchorage, Alaska	30	Owned
North Star DeBarr Residential Treatment Center	Anchorage, Alaska	30	Owned
North Star Palmer Residential Treatment Center	Palmer, Alaska	30	Owned
Oak Plains Academy	Ashland City, Tennessee	98	Owned
The Oaks Treatment Center	Memphis, Tennessee	71	Owned
Okaloosa Youth Academy	Crestview, Florida	75	Leased
Old Vineyard Behavioral Health	Winston-Salem, North Carolina	164	Owned
Palmetto Lowcountry Behavioral Health	North Charleston, South Carolina	108	Owned
Palmetto Pee Dee Behavioral Health	Florence, South Carolina	59	Leased
Palmetto Summerville	Summerville, South Carolina	64	Leased
Palm Point Behavioral	Titusville, FL	74	Owned
Palm Shores Behavioral Health Center	Bradenton, Florida	64	Owned
Palo Verde Behavioral Health	Tucson, Arizona	84	Leased
Parkwood Behavioral Health System	Olive Branch, Mississippi	148	Owned
The Pavilion	Champaign, Illinois	106	Owned
Peachford Behavioral Health System of Atlanta	Atlanta, Georgia	246	Owned
Pembroke Hospital	Pembroke, Massachusetts	120	Owned
Pinnacle Pointe Hospital	Little Rock, Arkansas	127	Owned
Poplar Springs Hospital	Petersburg, Virginia	208	Owned
Prairie St John’s	Fargo, North Dakota	158	Owned
Pride Institute	Eden Prairie, Minnesota	42	Owned
Provo Canyon School	Provo, Utah	274	Owned
Provo Canyon Behavioral Hospital	Orem, Utah	80	Owned
Psychiatric Institute of Washington	Washington, D.C.	130	Owned
Quail Run Behavioral Health	Phoenix, Arizona	102	Owned
The Recovery Center	Wichita Falls, Texas	34	Leased
The Ridge Behavioral Health System	Lexington, Kentucky	110	Owned
Rivendell Behavioral Health Services of Arkansas	Benton, Arkansas	80	Owned
Rivendell Behavioral Health Services of Kentucky	Bowling Green, Kentucky	125	Owned
River Crest Hospital	San Angelo, Texas	80	Owned
Riveredge Hospital	Forest Park, Illinois	210	Owned
River Oaks Hospital	New Orleans, Louisiana	126	Owned
River Park Hospital	Huntington, West Virginia	187	Owned

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
River Point Behavioral Health	Jacksonville, Florida	84	Owned
Rockford Center	Newark, Delaware	138	Owned
Rolling Hills Hospital	Franklin, Tennessee	130	Owned
Roxbury	Shippensburg, Pennsylvania	112	Owned
Salt Lake Behavioral Health	Salt Lake City, Utah	118	Leased
San Marcos Treatment Center	San Marcos, Texas	265	Owned
Sandy Pines Hospital	Tequesta, Florida	149	Owned
Schick Shadel Hospital	Burien, Washington	60	Owned
Shadow Mountain Behavioral Health System	Tulsa, Oklahoma	249	Owned
Sierra Vista Hospital	Sacramento, California	171	Owned
Southern Crescent Behavioral Health
Anchor Hospital	Atlanta, Georgia	122	Owned
Crescent Pines	Stockbridge, Georgia	50	Owned
St. Simons by the Sea	St. Simons, Georgia	101	Owned
Skywood Recovery	Augusta, Michigan	100	Owned
Spring Mountain Sahara	Las Vegas, Nevada	30	Owned
Spring Mountain Treatment Center	Las Vegas, Nevada	110	Owned
Springwoods	Fayetteville, Arkansas	80	Owned
Stonington Institute	North Stonington, Connecticut	64	Owned
Streamwood Behavioral Health	Streamwood, Illinois	178	Owned
Summit Oaks Hospital	Summit, New Jersey	126	Owned
SummitRidge	Lawrenceville, Georgia	96	Owned
Suncoast Behavioral Health Center	Bradenton, Florida	60	Owned
Texas NeuroRehab Center	Austin, Texas	151	Owned
Three Rivers Behavioral Health	West Columbia, South Carolina	122	Owned
Three Rivers Residential Treatment-Midlands Campus	West Columbia, South Carolina	64	Owned
Turning Point Hospital	Moultrie, Georgia	69	Owned
University Behavioral Center	Orlando, Florida	112	Owned
University Behavioral Health of Denton	Denton, Texas	104	Owned
Valle Vista Hospital	Greenwood, Indiana	132	Owned
Valley Hospital	Phoenix, Arizona	122	Owned
The Vines Hospital	Ocala, Florida	98	Owned
Virginia Beach Psychiatric Center	Virginia Beach, Virginia	100	Owned
Wekiva Springs	Jacksonville, Florida	120	Owned
Wellstone Regional Hospital	Jeffersonville, Indiana	100	Owned
West Hills Hospital	Reno, Nevada	95	Owned
West Oaks Hospital	Houston, Texas	160	Owned
Willow Springs Center	Reno, Nevada	116	Owned
Windmoor Healthcare	Clearwater, Florida	144	Owned
Windsor—Laurelwood Center	Willoughby, Ohio	159	Leased
Wyoming Behavioral Institute	Casper, Wyoming	146	Owned

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Acer Clinic (9)	Chestherfield, UK	14	Owned
Acer Clinic 2 (9)	Chestherfield, UK	14	Owned
Albert Ward (9)	Darlington, UK	8	Owned
Amberwood Lodge (9)	Dorset, UK	9	Owned
Ashfield House (9)	Huddersfield, UK	6	Owned

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Aspen House (9)	South Yorkshire, UK	20	Owned
Aspen Lodge (9)	Rotherham, UK	16	Owned
Beacon Lower (9)	Bradford, UK	8	Owned
Beacon Upper (9)	Bradford, UK	8	Owned
Beckly House (9)	Halifax, UK	12	Owned
Bostall House (10)	London, UK	6	Owned
Bury Hospital	Bury, UK	167	Owned
Broughton House (9)	Lincolnshire, UK	34	Owned
Broughton Lodge (9)	Cheshire, UK	20	Owned
Cambian Alders (9)	Gloucester, UK	20	Owned
Cambian Ansel Clinic (9)	Nottingham, UK	24	Owned
Cambian Appletree (9)	Durham, UK	26	Owned
Cambian Beeches (9)	Nottinghamshire, UK	12	Owned
Cambian Birches (9)	Notts, UK	6	Owned
Cambian Cedars (9)	Birmingham, UK	24	Owned
Cambian Churchill (9)	London, UK	57	Owned
Cambian Conifers (9)	Derby, UK	7	Owned
Cambian Elms (9)	Birmingham, UK	10	Owned
Cambian Grange (9)	Nottinghamshire, UK	8	Owned
Cambian Heathers (9)	West Bromwich, UK	20	Owned
Cambian Lodge (9)	Nottinghamshire, UK	8	Owned
Cambian Manor (9)	Central Drive, UK	20	Owned
Cambian Nightingale (9)	Dorset, UK	10	Owned
Cambian Oaks (9)	Barnsley, UK	36	Owned
Cambian Pines (9)	Woodhouse, UK	7	Owned
Cambian Views (9)	Matlock, UK	10	Owned
Cambian Woodside (9)	Bradford, UK	9	Owned
CAS Brunel (9)	Henbury, UK	32	Owned
Cedar Vale (10)	Nottinghamshire, UK	14	Owned
Chaseways	Sawbridgeworth, UK	6	Owned
Chesterholme (10)	Northumberland, UK	16	Owned
Coulby Lodge (10)	North Yorkshire, UK	8	Owned
Coventry	Coventry, UK	56	Owned
Cygnet Hospital—Beckton	Beckton, UK	62	Owned
Cygnet Hospital—Bierley	Bierley, UK	63	Owned
Cygnet Wing—Blackheath	Blackheath, UK	32	Leased
Cygnet Lodge—Brighouse	Brighouse, UK	25	Owned
Cygnet Hospital—Derby	Derby, UK	50	Owned
Cygnet Hospital—Ealing	Ealing, UK	26	Owned
Cygnet Hospital—Godden Green	Godden Green, UK	39	Owned
Cygnet Hospital—Harrogate	Harrogate, UK	36	Owned
Cygnet Hospital—Harrow	Harrow, UK	61	Owned
Cygnet Hospital—Kewstoke	Kewstoke, UK	72	Owned
Cygnet Lodge—Lewisham	Lewisham, UK	17	Owned
Cygnet Hospital—Stevenage	Stevenage, UK	88	Owned
Cygnet Hospital—Taunton	Taunton, UK	49	Owned
Cygnet Lodge – Kenton	Westlands, UK	15	Owned
Cygnet Hospital—Wyke	Wyke, UK	52	Owned
Cygnet Lodge – Woking	Knaphill, UK	31	Owned
Delfryn House (9)	Flintshire, UK	28	Owned
Delfryn Lodge (9)	Flintshire, UK	24	Owned

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Dene Brook (9)	Dalton Parva, UK	13	Owned
Devon Lodge (9)	Southampton, UK	12	Owned
Ducks Halt (10)	Essex, UK	5	Owned
Eleni House (9)	Essex, UK	8	Owned
Ellen Mhor (10)	Dundee, UK	12	Owned
Elston House (9)	Nottinghamshire, UK	8	Owned
Fairways (9)	Suffolk, UK	8	Owned
Farm Lodge	Rainham, UK	5	Owned
The Fields (9)	Sheffield, UK	54	Owned
Flower Adams (9)	Colchester, UK	20	Owned
The Fountains (9)	Blackburn, UK	32	Owned
The Gables (9)	Essex, UK	7	Owned
Gledcliffe Road (9)	Huddersfield, UK	6	Owned
Gledholt (9)	Huddersfield, UK	9	Owned
Hawkstone (9)	Utley, UK	10	Owned
Hollyhurst (10)	County Durham, UK	19	Owned
Hope House (10)	County Durham, UK	11	Owned
Kirkside House (9)	Leeds, UK	7	Owned
Kirkside Lodge (9)	Leeds, UK	8	Owned
Langdale House (9)	Huddersfield, UK	8	Owned
Langdale Coach House (9)	Huddersfield, UK	3	Owned
Larch Court (9)	Essex, UK	4	Owned
Limes Houses (9)	Nottinghamshire, UK	6	Owned
Longfield House (9)	Bradford, UK	9	Owned
Lowry House (9)	Hyde, UK	12	Owned
Maidstone	Maidstone, UK	65	Owned
Marion House (9)	Derby, UK	5	Owned
Meadows Mews (9)	Tipton, UK	10	Owned
Newbus Grange (10)	County Durham, UK	17	Owned
Norcott House (9)	Liversedge, UK	11	Owned
Norcott Lodge (9)	Liversedge, UK	9	Owned
Oak Court (9)	Essex, UK	12	Owned
Oakhurst Lodge (9)	Hampshire, UK	8	Owned
Oaklands (10)	Northumberland, UK	19	Owned
Old Leigh House (10)	Essex, UK	7	Leased
The Orchards (10)	Essex, UK	5	Owned
The Outwood (9)	Leeds, UK	10	Owned
Oxley Lodge (9)	Huddersfield, UK	4	Owned
Oxley Woodhouse (9)	Huddersfield, UK	13	Owned
Portland Road 45 (9)	Edgbaston, UK	4	Leased
Raglan House (9)	West Midlands, UK	25	Owned
Ramsey (9)	Colchester, UK	21	Owned
Ranaich House (10)	Stirling, UK	14	Owned
Redlands (10)	County Durham, UK	5	Owned
Rhyd Alyn (9)	Flintshire, UK	6	Owned
Rufford Lodge (9)	Mansfield, UK	2	Owned
Sedgley House (9)	Wolverhampton, UK	20	Owned
Sedgley Lodge (9)	Wolverhampton, UK	14	Owned
Shear Meadow (9)	Hemel Hempstead, UK	4	Owned
Sheffield Hospital	Sheffield, UK	55	Owned
Sherwood House (9)	Mansfield, UK	30	Owned

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Sherwood Lodge (9)	Mansfield, UK	17	Owned
Sherwood Lodge Step Down (9)	Mansfield, UK	9	Owned
The Squirrels (9)	Hampshire, UK	9	Owned
St. Augustine's (9)	Stoke on Trent, UK	32	Owned
St. Teilo House (9)	Gwent, UK	23	Owned
Storthfields (9)	Derby, UK	22	Owned
The Sycamores (9)	Derbyshire, UK	6	Owned
The Sycamores No 4 & 5 (9)	Derbyshire, UK	4	Owned
Tabley Nursing Home—Tabley	Tabley, UK	51	Leased
Thistle Care Home (10)	Dundee, UK	10	Owned
Thornfield Grange (10)	County Durham, UK	9	Owned
Thornfield House (9)	Bradford, UK	7	Owned
Thors Park (10)	Essex, UK	14	Owned
Toller Road (10)	Leicestershire, UK	8	Owned
Trinity House (10)	Galloway, UK	13	Owned
Tupwood Gate Nursing Home	Caterham, UK	32	Owned
Victoria House (10)	County Durham, UK	6	Owned
Vincent Court (9)	Lancashire, UK	5	Owned
Walkern Lodge (9)	Stevenage, UK	4	Owned
Wallace Hospital (10)	Dundee, UK	10	Owned
Wast Hills (10)	West Midlands, UK	26	Owned
Whorlton Hall (10)	County Durham, UK	17	Owned
Willow House (10)	West Midlands, UK	8	Owned
Woking Hospital	Woking, UK	60	Owned
Woodcross Street (9)	Wolverhampton, UK	8	Owned
Yew Trees (10)	Essex, UK	10	Owned

Puerto Rico:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
First Hospital Panamericano—Cidra	Cidra, Puerto Rico	165	Owned
First Hospital Panamericano—San Juan	San Juan, Puerto Rico	45	Owned
First Hospital Panamericano—Ponce	Ponce, Puerto Rico	30	Owned

Outpatient Behavioral Health Care Facilities

United States:
Name of Facility	Location	Real Property Ownership Interest
Arbour Counseling Services	Rockland, Massachusetts	Owned
Arbour Senior Care	Rockland, Massachusetts	Owned
Behavioral Educational Services	Riverdale, Florida	Leased
The Canyon at Santa Monica	Santa Monica, California	Leased
First Home Care (VA)	Portsmouth, Virginia	Leased
Foundations Atlanta	Atlanta, Georgia	Leased
Foundations Chicago	Chicago, Illinois	Leased
Foundations Detroit	Bingham Farms, Michigan	Leased

United States:
Name of Facility	Location	Real Property Ownership Interest
Foundations Los Angeles	Los Angeles, California	Leased
Foundations Memphis	Memphis, Tennessee	Leased
Foundations Nashville	Nashville, Tennessee	Leased
Foundations Roswell	Roswell, Georgia	Leased
Foundations San Diego	San Diego, California	Leased
Foundations San Francisco	San Francisco, California	Leased
Good Samaritan Counseling Center	Anchorage, Alaska	Owned
Michael’s House Outpatient	Palm Springs, California	Leased
The Pointe	Little Rock, Arkansas	Leased
St. Louis Behavioral Medicine Institute	St. Louis, Missouri	Owned
Talbott Recovery	Atlanta, Georgia	Owned

United Kingdom:
Name of Facility	Location	Real Property Ownership Interest
Long Eaton Day Services (9)	Nottingham, UK	Owned
Sheffield Day Services (9)	Sheffield, UK	Owned

Outpatient Centers and Surgical Hospital
Name of Facility	Location	Real Property Ownership Interest
Aiken Surgery Center	Aiken, South Carolina	Owned
Cancer Care Institute of Carolina	Aiken, South Carolina	Owned
Cornerstone Regional Hospital (4)	Edinburg, Texas	Leased
Manatee Diagnostic Center	Bradenton, Florida	Leased
Palms Westside Clinic ASC (6)	Royal Palm Beach, Florida	Leased
Quail Surgical and Pain Management Center (13)	Reno, Nevada	Leased
Temecula Valley Day Surgery and Pain Therapy Center (5)	Murrieta, California	Leased

(1)

We hold an 80% ownership interest in this facility through a general partnership interest in a limited partnership. The remaining 20% ownership interest is held by an unaffiliated third party which leases the property to the partnership for nominal rent. The term of the partnership is scheduled to expire in July, 2047, and we have five, five-year extension options.  The term of the lease is coterminous with the partnership term with a fair market value rental of the property during the extension term.

(2)	Real property leased from Universal Health Realty Income Trust.
(3)

Edinburg Regional Medical Center/Children’s Hospital, McAllen Medical Center, McAllen Heart Hospital, South Texas Behavioral Health Center, STHS ER at Mission and STHS ER at Weslaco are consolidated under one license operating as the South Texas Health System.

(4)	We manage and own a noncontrolling interest of approximately 50% in the entity that operates this facility.
(5)	We manage and own a minority interest in an LLC that owns and operates this center.
(6)	We own a noncontrolling ownership interest of approximately 50% in the entity that operates this facility that is managed by a third-party.
(7)	We hold an 89% ownership interest in this facility through both general and limited partnership interests. The remaining 11% ownership interest is held by unaffiliated third parties.
(8)	Land of this facility is leased.
(9)	These facilities were acquired in late December, 2016, upon our completion of the acquisition of Cambian Group, PLC’s adult services’ division (the “Cambian Adult Services”).
(10)	These facilities were acquired in late July, 2018, upon our completion of the acquisition of The Danshell Group.
(11)

We manage and own a noncontrolling interest of 50% in this facility. The remaining 50% ownership interest is held by an unaffiliated third party. Land of this facility is leased from the unaffiliated third party member.

(12)	We manage and hold an 80% ownership interest in this facility. The remaining 20% ownership interest is held by an unaffiliated third party.
(13)	We hold a 51% ownership interest in this facility. The remaining 49% ownership interest is held by unaffiliated third parties.

We own or lease medical office buildings adjoining some of our hospitals. We believe that the leases on the facilities, medical office buildings and other real estate leased or owned by us do not impose any material limitation on our operations. The aggregate lease payments on facilities leased by us were $81 million in 2018, $80 million in 2017 and $74 million in 2016.

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

Certain legal matters are described below:

Government Investigations:

UHS Behavioral Health

In February, 2013, the Office of Inspector General for the United States Department of Health and Human Services (“OIG”) served a subpoena requesting various documents from January, 2008 to the date of the subpoena directed at Universal Health Services, Inc. (“UHS”) concerning it and UHS of Delaware, Inc., and certain UHS owned behavioral health facilities including: Keys of Carolina, Old Vineyard Behavioral Health, The Meadows Psychiatric Center, Streamwood Behavioral Health, Hartgrove Hospital, Rock River Academy and Residential Treatment Center, Roxbury Treatment Center, Harbor Point Behavioral Health Center, f/k/a The Pines Residential Treatment Center, including the Crawford, Brighton and Kempsville campuses, Wekiva Springs Center and River Point Behavioral Health.   Prior to receipt of this subpoena, some of these facilities had received independent subpoenas from state or federal agencies. Subsequent to the February 2013 subpoenas, some of the facilities above have received additional, specific subpoenas or other document and information requests.  In addition to the OIG, the DOJ and various U.S. Attorneys’ and state

Attorneys’ General Offices are also involved in this matter. Since February 2013, additional facilities have also received subpoenas and/or document and information requests or we have been notified are included in the omnibus investigation.  Those facilities include: National Deaf Academy, Arbour-HRI Hospital, Behavioral Hospital of Bellaire, St. Simons By the Sea, Turning Point Care Center, Salt Lake Behavioral Health, Central Florida Behavioral Hospital, University Behavioral Center, Arbour Hospital, Arbour-Fuller Hospital, Pembroke Hospital, Westwood Lodge, Coastal Harbor Health System, Shadow Mountain Behavioral Health, Cedar Hills Hospital, Mayhill Hospital, Southern Crescent Behavioral Health (Anchor Hospital and Crescent Pines campuses), Valley Hospital (AZ), Peachford Behavioral Health System of Atlanta, University Behavioral Health of Denton, El Paso Behavioral Health System, Newport News Behavioral Health Center and The Hughes Center.

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

In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration (“AHCA”) subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the Medicare suspension remains in effect. In June 2017, AHCA advised that while they were maintaining the suspension for dual eligible and cross-over Medicare beneficiaries, the Medicaid payment suspension was lifted effective June 27, 2017. We cannot predict if and/or when the facility’s remaining suspended payments will resume in total. From inception through December 31, 2018, the aggregate funds withheld from us in connection with the River Point Behavioral Health payment suspension amounted to approximately $9 million. Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during 2018, 2017 or 2016, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

The DOJ has advised us that the civil aspect of the coordinated investigation referenced above is a False Claims Act investigation focused on billings submitted to government payers in relation to services provided at those facilities. While there have been various matters raised by DOJ during the pendency of this investigation, DOJ Civil has advised that the focus of their investigation is on medical necessity issues and billing for services not eligible for payment due to non-compliance with regulatory requirements relating to, among other things, admission eligibility, discharge decisions, length of stay and patient care issues. It is our understanding that the DOJ Criminal Fraud Section is investigating issues similar to those focused on by the DOJ Civil Division and the other related agencies involved in this matter. UHS denies any fraudulent billings were submitted to government payers; however, we are involved in settlement discussions with the DOJ Civil Division in an attempt to resolve this matter. During 2018, we recorded pre-tax increases to the reserve established in connection with the civil aspects of these matters amounting to $102 million increasing the aggregate pre-tax reserve to $123 million as of December 31, 2018 from $22 million as of December 31, 2017. Changes in the reserve may be required in future periods as discussions with the DOJ continue and additional information becomes available. We cannot predict the ultimate resolution of these matters and therefore can provide no assurance that final amounts paid in settlement or otherwise, if any, or associated costs, as well as the income tax deductibility of payments, will not differ materially from our established reserve and assumptions related to income tax deductibility.

DOJ investigation of Turning Point Hospital.

During the fourth quarter of 2018, we were notified that the DOJ Civil Division in conjunction with the U.S. Attorney’s Office for the Northern District of Georgia and the Georgia Attorney General’s Office have opened an investigation of Turning Point Hospital in Moultrie, GA.  The DOJ Civil Division has advised us that they are primarily investigating transportation and housing financial assistance provided to patients receiving treatment at the facility. The DOJ issued a civil investigative demand to the facility requesting various documents and other information.  At this time, we are unable to assess potential liability or damages, if any.

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

Shareholder Derivative Cases

In March 2017, a shareholder derivative suit was filed by plaintiff David Heed in the Court of Common Pleas of Philadelphia County. A notice of removal to the United States District Court for the Eastern District of Pennsylvania was filed (Case No. 2:17-cv-01476-LS). Plaintiff filed a motion to remand. In December 2017, the Court denied plaintiff’s motion to remand and has retained the case in federal court. In May, June and July 2017, additional shareholder derivative suits were filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in those cases are: Central Laborers’ Pension Fund (Case No. 17-cv-02187-LS); Firemen’s Retirement System of St. Louis (Case No. 17—cv-02317-LS); Waterford Township Police & Fire Retirement System (Case No. 17-cv-02595-LS); and Amalgamated Bank Longview Funds (Case No. 17-cv-03404-LS). The Fireman’s Retirement System case has since been voluntarily dismissed. The federal court has consolidated all of the cases pending in the Eastern District of Pennsylvania and has appointed co-lead plaintiffs and co-lead counsel. Lead Plaintiffs have filed a consolidated, amended complaint. We have filed a motion to dismiss the amended complaint. In addition, a shareholder derivative case was filed in Chancery Court in Delaware by the Delaware County Employees’ Retirement Fund (Case No. 2017-0475-JTL). In December 2017, the Chancery Court stayed this case pending resolution of other contemporaneous matters. Each of these cases have named certain current and former members of the Board of Directors individually and certain officers of Universal Health Services, Inc. as defendants.  UHS has also been named as a nominal defendant in these cases. The derivative cases make substantially similar allegations and claims as the shareholder class action relating to practices at our behavioral health facilities and board and corporate oversight of these facilities as well as claims relating to the stock trading by the individual defendants and company repurchase of shares during the relevant time period. The cases make claims of breaches of fiduciary duties by the named board members and officers; alleged violations of federal securities laws; and common law causes of action against the individual defendants including unjust enrichment, corporate waste, abuse of control, constructive fraud and gross mismanagement. The cases seek monetary damages allegedly incurred by the company; restitution and disgorgement of profits, benefits and other compensation from the individual defendants and various forms of equitable relief relating to corporate governance matters. The defendants deny liability and intend to defend these cases vigorously. At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with these matters.

Chowdary v. Universal Health Services, Inc., et. al.

This is a lawsuit filed in 1999 in state court in Hidalgo County, Texas by a physician and his professional associations alleging tortious interference with contractual relationships and retaliation against McAllen Medical Center in McAllen, Texas as well as Universal Health Services, Inc. The state court had entered a summary judgment order awarding plaintiff $3.85 million in damages.  With prejudgment interest, the total amount of the order amounted to approximately $9 million, for which a corresponding reserve had previously been included in our financial statements. The case was removed to federal court. During the first quarter of 2019, the federal court entered an order vacating the state court’s summary judgment. The parties have reached a preliminary settlement of this matter, pending finalization of settlement documentation, for an amount that did not have a material impact on our consolidated financial statements.

Disproportionate Share Hospital Payment Matter:

In late September, 2015, many hospitals in Pennsylvania, including seven of our behavioral health care hospitals located in the state, received letters from the Pennsylvania Department of Human Services (the “Department”) demanding repayment of allegedly excess Medicaid Disproportionate Share Hospital payments (“DSH”) for the federal fiscal year (“FFY”) 2011 amounting to approximately $4 million in the aggregate. Since that time, we have received similar requests for repayment for alleged DSH overpayments for FFYs 2012, 2013 and 2014. For FFY 2012, the claimed overpayment amounts to approximately $4 million. For FFY 2013, the claimed overpayments were initially approximately $7 million but have since been reduced to approximately $2 million due to a change in the Department’s calculations of the hospital specific DSH upper payment limit. For FFY 2014, the claimed overpayments were approximately $7 million. We filed administrative appeals for all of our facilities contesting the recoupment efforts for FFYs 2011 through 2014 as we believe the Department’s calculation methodology is inaccurate and conflicts with applicable federal and state laws and regulations. The Department has agreed to postpone the recoupment of the state’s share of the DSH payments until all hospital appeals are resolved but started recoupment of the federal share. Due to a change in the Pennsylvania Medicaid State Plan and implementation of a CMS-approved Medicaid Section 1115 Waiver, we do not believe the methodology applied by the Department to FFYs 2011 through 2014 is applicable to reimbursements received for Medicaid services provided after January 1, 2015 by our behavioral health care facilities located in Pennsylvania. We can provide no assurance that we will ultimately be successful in our legal and administrative appeals related to the Department’s repayment demands.  If our legal and administrative appeals are unsuccessful, our future consolidated results of operations and financial condition could be adversely impacted by these repayments.

Matters Relating to Psychiatric Solutions, Inc. (“PSI”):

The following matters pertain to PSI or former PSI facilities (owned by subsidiaries of PSI) which were in existence prior to the acquisition of PSI and for which we have assumed the defense as a result of our acquisition which was completed in November, 2010:

Department of Justice Investigation of Riveredge Hospital

In 2008, Riveredge Hospital in Chicago, Illinois received a subpoena from the DOJ requesting certain information from the facility. Additional requests for documents were also received from the DOJ in 2009 and 2010. The requested documents have been provided to the DOJ. All documents requested and produced pertained to the operations of the facility while under PSI’s ownership prior to our acquisition. We have recently been notified by the DOJ that there is no longer an investigation pending against Riveredge Hospital that is separate from the UHS Behavioral Health matter referenced above.

Department of Justice Investigation of Friends Hospital

In October, 2010, Friends Hospital in Philadelphia, Pennsylvania, received a subpoena from the DOJ requesting certain documents from the facility. The requested documents were collected and provided to the DOJ for review and examination. Another subpoena was issued to the facility in July, 2011 requesting additional documents, which have also been delivered to the DOJ. All documents requested and produced pertained to the operations of the facility while under PSI’s ownership prior to our acquisition. We have recently been notified by the DOJ that there is no longer an investigation pending against Friends Hospital that is separate from the UHS Behavioral Health matter referenced above.

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

Our Class B Common Stock is traded on the New York Stock Exchange under the symbol UHS. Shares of our Class A, Class C and Class D Common Stock are not traded in any public market, but are each convertible into shares of our Class B Common Stock on a share-for-share basis.

The table below sets forth, for the quarters indicated, the high and low reported closing sales prices per share reported on the New York Stock Exchange for our Class B Common Stock for the years ended December 31, 2018 and 2017:

	2018	2017
	High-Low Sales Price	High-Low Sales Price
Quarter:
1st	$127.27-$110.15	$126.65-$106.71
2nd	$122.04-$111.44	$125.07-$112.33
3rd	$130.16-$110.98	$125.00-$105.37
4th	$137.99-$113.42	$115.06-$95.77

The number of stockholders of record as of January 31, 2019, were as follows:

Class A Common	14
Class B Common	806
Class C Common	1
Class D Common	98

Stock Repurchase Programs

In December of 2018, our Board of Directors authorized a $500 million increase to our stock repurchase program, which increased the aggregate authorization to $1.7 billion from the previous $1.2 billion authorization approved during 2017, 2016 and 2014. Pursuant to this program, we may purchase shares of our Class B Common Stock, from time to time as conditions allow, on the open market or in negotiated private transactions.  There is no expiration date for our stock repurchase programs.

As reflected below, during the three-month period ended December 31, 2018, we have repurchased approximately 1.2 million shares at an aggregate cost of approximately $149.3 million pursuant to the terms of our stock repurchase program.  In addition, 26,198 shares were repurchased in connection with income tax withholding obligations resulting from the exercise of stock options and the vesting of restricted stock grants.

During the period of October 1, 2018 through December 31, 2018, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of dollars that may yet be purchased under the program (in thousands)
October, 2018	—	1,006	795	$0.01	—	N/A	—	$111,618
November, 2018	—	21,561	796	$0.01	—	N/A	—	$111,618
December, 2018	$500,000	1,224,852	1,458	$0.01	1,221,221	$122.23	$149,274	$462,344
Total October through December	$500,000	1,247,419	3,049	$0.01	1,221,221	$122.23	$149,274

Dividends

During the two years ending December 31, 2018, dividends per share were declared and paid as follows:

	2018	2017
First quarter	$.10	$.10
Second quarter	$.10	$.10
Third quarter	$.10	$.10
Fourth quarter	$.10	$.10
Total	$.40	$.40

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

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the stock included in the Standard & Poor’s 500 Index and a Peer Group Index during the five year period ended December 31, 2018. The graph assumes an investment of $100 made in our common stock and each Index as of January 1, 2014 and has been weighted based on market capitalization. Note that our common stock price performance shown below should not be viewed as being indicative of future performance.

Companies in the peer group, which consist of companies in the S&P 500 Index or S&P MidCap 400 Index are as follows: Acadia Healthcare Co., Inc., Community Health Systems, Inc., HCA Healthcare, Inc., Health Management Associates, Inc. (included in January, 2014 when it was acquired by Community Health Systems, Inc.), LifePoint Health, Inc. (included until November, 2018, when it was acquired by Apollo Management) and Tenet Healthcare Corporation.

Company Name / Index	2013 Base	2014	2015	2016	2017	2018
Universal Health Services, Inc.	$100.00	$137.33	$147.96	$132.16	$141.32	$145.79
S&P 500 Index	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
Peer Group	$100.00	$140.92	$119.66	$107.88	$122.47	$166.09

ITEM 6.	Selected Financial Data

The following table contains our selected financial data for, or as of the end of, each of the five years ended December 31, 2018. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2018	2017	2016	2015	2014
Summary of Operations (in thousands)
Net revenues	$10,772,278	$10,409,865	$9,766,210	$9,043,451	$8,205,088
Income before income taxes	$1,034,525	$1,135,009	$1,156,358	$1,145,901	$929,667
Net income attributable to UHS	$779,705	$752,303	$702,409	$680,528	$545,343
Net margin	7.2%	7.2%	7.2%	7.5%	6.6%
Return on average equity	14.7%	15.5%	16.0%	16.6%	15.3%
Financial Data (in thousands)
Cash provided by operating activities	$1,340,893	$1,183,252	$1,333,842	$1,068,262	$1,069,788
Capital expenditures, net (1)	$664,962	$557,506	$519,939	$379,321	$391,150
Total assets	$11,265,480	$10,761,828	$10,317,802	$9,615,444	$8,974,443
Current maturities of long-term debt	$63,446	$545,619	$105,895	$62,722	$68,319
Long-term debt	$3,935,187	$3,494,390	$4,030,230	$3,368,634	$3,210,215
UHS’s common stockholders’ equity	$5,389,262	$4,989,514	$4,533,220	$4,249,647	$3,735,946
Percentage of total debt to total capitalization	43%	45%	48%	45%	47%
Operating Data—Acute Care Hospitals (2)
Average licensed beds	6,232	6,127	5,934	5,832	5,776
Average available beds	6,056	5,954	5,759	5,656	5,571
Inpatient admissions	303,985	297,390	274,074	261,727	251,165
Average length of patient stay	4.5	4.4	4.6	4.7	4.6
Patient days	1,376,988	1,312,265	1,251,511	1,218,969	1,167,726
Occupancy rate for licensed beds	61%	59%	58%	57%	55%
Occupancy rate for available beds	62%	60%	59%	59%	57%
Operating Data—Behavioral Health Facilities (2)
Average licensed beds	23,509	23,151	21,829	21,202	20,231
Average available beds	23,425	23,068	21,744	21,116	20,131
Inpatient admissions	482,658	467,822	456,052	447,007	426,510
Average length of patient stay	13.3	13.6	13.2	13.1	12.9
Patient days	6,418,334	6,381,756	6,004,066	5,835,134	5,518,660
Occupancy rate for licensed beds	75%	76%	75%	75%	75%
Occupancy rate for available beds	75%	76%	75%	76%	75%
Per Share Data
Net income attributable to UHS—basic	$8.35	$7.86	$7.22	$6.89	$5.52
Net income attributable to UHS—diluted	$8.31	$7.81	$7.14	$6.76	$5.42
Dividends declared	$0.40	$0.40	$0.40	$0.40	$0.30
Other Information (in thousands)
Weighted average number of shares outstanding—basic	93,276	95,652	97,208	98,797	98,826
Weighted average number of shares and share equivalents outstanding—diluted	93,750	96,325	98,380	100,694	100,544

(1)	Amounts exclude non-cash capital lease obligations, if any.
(2)	Excludes statistical information related to divested facilities.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals and outpatient facilities and behavioral health care facilities.

As of February 27, 2019, we owned and/or operated 350 inpatient facilities and 37 outpatient and other facilities including the following located in 37 states, Washington, D.C., the United Kingdom and Puerto Rico:

Acute care facilities located in the U.S.:

•	26 inpatient acute care hospitals;
•	9 free-standing emergency departments, and;
•	6 outpatient centers & 1 surgical hospital.

Behavioral health care facilities (324 inpatient facilities and 21 outpatient facilities):

Located in the U.S.:

•	188 inpatient behavioral health care facilities, and;
•	19 outpatient behavioral health care facilities.

Located in the U.K.:

•	133 inpatient behavioral health care facilities, and;
•	2 outpatient behavioral health care facilities.

Located in Puerto Rico:

•	3 inpatient behavioral health care facilities.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 53% during each of 2018 and 2017 and 52% during 2016. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 47% of our consolidated net revenues during each of 2018 and 2017 and 48% during 2016.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $505 million in 2018, $429 million in 2017 and $241 million in 2016.  Total assets at our U.K. behavioral health care facilities were approximately $1.224 billion as of December 31, 2018, $1.098 billion as of December 31, 2017 and $965 million as of December 31, 2016.

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
•

an increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. Legislation has already been enacted that has eliminated the penalty for failing to maintain health coverage that was part of the original Legislation. President Trump has already taken executive actions: (i) requiring all federal agencies with authorities and responsibilities under the Legislation to “exercise all authority and discretion available to them to waiver, defer, grant exemptions from, or delay” parts of the Legislation that place “unwarranted economic and regulatory burdens” on states, individuals or health care providers; (ii) the issuance of a final rule in June, 2018 by the Department of Labor to enable the formation of association health plans that would be exempt from certain Legislation requirements such as the provision of essential health benefits; (iii) the issuance of a final rule in August, 2018 by the Department of Labor, Treasury, and Health and Human Services to expand the availability of short-term, limited duration health insurance, (iv) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level; (v) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans; and (vi) the issuance of a proposed rule by the Department of Labor, Treasury, and Health and Human Services that would be incentivize the use of health reimbursement accounts by employers to permit employees to purchase health insurance in the individual market.  The uncertainty resulting from these Executive Branch policies has led to reduced Exchange enrollment in 2018 and 2019 and is expected to further worsen the individual and small group market risk pools in future years.  It is also anticipated that these and future policies may create additional cost and reimbursement pressures on hospitals, including ours. In addition, while attempts to repeal the entirety of the Affordable Care Act (“ACA”) have not been successful to date, a key provision of the ACA was repealed as part of the Tax Cuts and Jobs Act and on December 14, 2018, a federal U.S. District Court Judge in Texas ruled the entire ACA is unconstitutional.  While that ruling is stayed and has been appealed, it has caused greater uncertainty regarding the future status of the ACA. If all or any parts of the ACA are found to be unconstitutional, it could have a material adverse effect on our business, financial condition and results of operations. See below in Sources of Revenue and Health Care Reform for additional disclosure;

•

possible unfavorable changes in the levels and terms of reimbursement for our charges by third party payers or government based payers, including Medicare or Medicaid in the United States, and government based payers in the United Kingdom;

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
•

our financial statements reflect large amounts due from various commercial and private payers and there can be no assurance that failure of the payers to remit amounts due to us will not have a material adverse effect on our future results of operations;

•

in August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. The 2011 Act imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year with a uniform percentage reduction across all Medicare programs. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, continued the 2% reductions to Medicare reimbursement imposed under the 2011 Act. We cannot predict whether Congress will restructure the implemented Medicare payment reductions or what other federal budget deficit reduction initiatives may be proposed by Congress going forward;

•	uninsured and self-pay patients treated at our acute care facilities unfavorably impact our ability to satisfactorily and timely collect our self-pay patient accounts;
•	changes in our business strategies or development plans;
•

in June, 2016, the United Kingdom affirmatively voted in a non-binding referendum in favor of the exit of the United Kingdom from the European Union (the “Brexit”) and it has been approved by vote of the British legislature. On March 29, 2017, the United Kingdom triggered Article 50 of the Lisbon Treaty, formally starting negotiations regarding its exit from the European Union, scheduled for March 29, 2019. The actual exit of the United Kingdom from the European Union could cause disruptions to and create uncertainty surrounding our business. Any of these effects of Brexit (and the announcement thereof), and others we cannot anticipate, could harm our business, financial condition and results of operations;

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

Revenue Recognition:  On January 1, 2018, we adopted, using the modified retrospective approach, ASU 2014-09 and ASU 2016-08, “Revenue from Contracts with Customers (Topic 606)” and “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, respectively, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The most significant change from the adoption of the new standard relates to our estimation for the allowance for doubtful accounts. Under the previous standards, our estimate for amounts not expected to be collected based upon our historical experience, were reflected as provision for doubtful accounts, included within net revenue. Under the new standard, our estimate for amounts not expected to be collected based on historical experience will continue to be recognized as a reduction to net revenue, however, not reflected separately as provision for doubtful accounts. Under the new standard, subsequent changes in estimate of collectability due to a change in the financial status of a payer, for example a bankruptcy, will be recognized as bad debt expense in operating charges. The adoption of this ASU in 2018, and amounts recognized as bad debt expense and included in other operating expenses, did not have a material impact on our consolidated financial statements.

See Note 10 to the Consolidated Financial Statements-Revenue Recognition, for additional disclosure related to our revenues including a disaggregation of our consolidated net revenues by major source for each of the periods presented herein.

We report net patient service revenue at the estimated net realizable amounts from patients and third-party payers and others for services rendered. We have agreements with third-party payers that provide for payments to us at amounts different from our established rates. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Estimates of contractual allowances, which represent explicit price concessions under ASC 606, under managed care plans are based upon the payment terms specified in the related contractual agreements. We closely monitor our historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to assure that provisions are made using the most accurate information available. However, due to the complexities involved in these estimations, actual payments from payers may be different from the amounts we estimate and record.

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our Consolidated Balance Sheets. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we cannot provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our results in 2018, 2017 or 2016. If it were to occur, each 1% adjustment to our estimated net Medicare revenues that are subject to retrospective review and settlement as of December 31, 2018, would change our after-tax net income by approximately $1 million.

Charity Care, Uninsured Discounts and Other Adjustments to Revenue:  Collection of receivables from third-party payers and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill which is the patient’s responsibility, primarily co-payments and deductibles. We estimate our revenue adjustments for implicit price concessions based on general factors such as payer mix, the agings of the receivables and historical collection experience, consistent with our estimates for provisions for doubtful accounts under ASC 605.  We routinely review accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectability of the patient accounts and make adjustments to our allowances as warranted. At our acute care hospitals, third party liability accounts are pursued until all payment and adjustments are posted to the patient account. For those accounts with a patient balance after third party liability is finalized or accounts for uninsured patients, the patient receives statements and collection letters.

Under ASC 605, our hospitals established a partial reserve for self-pay accounts in the allowance for doubtful accounts for both unbilled balances and those that have been billed and were under 90 days old. All self-pay accounts were fully reserved at 90 days from the date of discharge. Third party liability accounts were fully reserved in the allowance for doubtful accounts when the balance aged past 180 days from the date of discharge. Patients that express an inability to pay were reviewed for potential sources of financial assistance including our charity care policy. If the patient was deemed unwilling to pay, the account was written-off as bad debt and transferred to an outside collection agency for additional collection effort.  Under ASC 606, while similar processes and methodologies are considered, these revenue adjustments are considered at the time the services are provided in determination of the transaction price.

Historically, a significant portion of the patients treated throughout our portfolio of acute care hospitals are uninsured patients which, in part, has resulted from patients who are employed but do not have health insurance or who have policies with relatively high deductibles. Patients treated at our hospitals for non-elective services, who have gross income less than 400% of the federal poverty guidelines, are deemed eligible for charity care. The federal poverty guidelines are established by the federal government and are based on income and family size. Because we do not pursue collection of amounts that qualify as charity care, the transaction price is fully adjusted and there is no impact in our net revenues or in our accounts receivable, net.

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts net revenues in future periods . Although the patient’s ultimate eligibility determination may result in adjustments to net revenues, these adjustments do not have a material impact on our results of operations in 2018, 2017 or 2016 since our facilities make estimates at each financial reporting period to adjust revenue based on historical collections.  Under ASC 605, these estimates were reported in the provision for doubtful accounts.

We also provide discounts to uninsured patients (included in “uninsured discounts” amounts below) who do not qualify for Medicaid or charity care. Because we do not pursue collection of amounts classified as uninsured discounts, the transaction price is fully adjusted and there is no impact in our net revenues or in our net accounts receivable. In implementing the discount policy, we first attempt to qualify uninsured patients for governmental programs, charity care or any other discount program. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

Uncompensated care (charity care and uninsured discounts):

The following table shows the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the years ended December 31, 2018, 2017 and 2016:

	(dollar amounts in thousands)
	2018		2017		2016
	Amount	%	Amount	%	Amount	%
Charity care	$761,783	40%	$887,136	50%	$733,585	50%
Uninsured discounts	1,132,811	60%	881,265	50%	720,205	50%
Total uncompensated care	$1,894,594	100%	$1,768,401	100%	$1,453,790	100%

The estimated cost of providing uncompensated care:

The estimated cost of providing uncompensated care, as reflected below, were based on a calculation which multiplied the percentage of operating expenses for our acute care hospitals to gross charges for those hospitals by the above-mentioned total uncompensated care amounts. The percentage of cost to gross charges is calculated based on the total operating expenses for our acute care facilities divided by gross patient service revenue for those facilities. An increase in the level of uninsured patients to our facilities and the resulting adverse trends in the adjustments to net revenues and uncompensated care provided could have a material unfavorable impact on our future operating results.

	(amounts in thousands)
	2018	2017	2016
Estimated cost of providing charity care	$94,088	$120,208	$107,887
Estimated cost of providing uninsured discounts related care	139,913	119,412	105,920
Estimated cost of providing uncompensated care	$234,001	$239,620	$213,807

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

Long-Lived Assets:  We review our long-lived assets for impairment whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flow. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to its estimated fair value and an impairment loss is recognized. Fair values are determined based on estimated future cash flows using appropriate discount rates.

Goodwill and Intangible Assets: Goodwill and indefinite-lived intangible assets are reviewed for impairment at the reporting unit level on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit.  We have designated October 1st as our annual impairment assessment date for our goodwill and indefinite-lived intangible assets.

We performed an impairment assessment as of October 1, 2018 which indicated no impairment of goodwill.  There were also no goodwill impairments during 2017 or 2016.

For our indefinite-lived intangible assets, consisting primarily of a tradename initially valued at $124 million recorded in connection with our 2015 acquisition of Foundation Recovery Network, L.L.C. (“Foundations”), we recorded a pre-tax $49 million provision for asset impairment during the fourth quarter of 2018. See below in Provision for Intangible Assets Impairment for additional information.

Future changes in the estimates used to conduct the impairment review, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill or indefinite-lived intangible assets.

Income Taxes: Deferred tax assets and liabilities are recognized for the amount of taxes payable or deductible in future years as a result of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. We believe that future income will enable us to realize our deferred tax assets net of recorded valuation allowances relating to state and foreign net operating loss carry-forwards, foreign tax credits, and interest deduction limitations.

On December 22, 2017, the President of the United States signed into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “TCJA-17”).  The TCJA-17 made broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations through the implementation of a territorial tax system; (5) creating a new limitation on deductible interest expense, and; (6) limiting certain other deductions. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant has not obtained, prepared, or analyzed (including computations) all of the information needed in order to complete the accounting for certain income tax effects of the TCJA-17.  To the extent that a company’s accounting for certain income tax effects of the TCJA-17 is incomplete, a reasonable estimate should be recorded as a provisional amount in the financial statements during a measurement period not to extend beyond one year of the enactment date.  We previously provided a provisional estimate of the effects of the TCJA-17 in the fourth quarter of 2017 financial statements.  In the fourth quarter of 2018, we completed our analysis to determine the effects of the TCJA-17 as follows:

Reduction of U.S. federal corporate tax rate:  The TCJA-17 reduces the corporate tax rate to 21 percent, effective January 1, 2018.  Deferred income taxes are based on the estimated future tax effects of differences between the financial statement carrying amounts and the tax basis of assets and liabilities under the provisions of the enacted laws.  For certain of our deferred tax assets and deferred tax liabilities, we have recorded a provisional decrease of $97 million and $127 million, respectively, with a corresponding net adjustment to deferred tax benefit of $30 million for the year ended December 31, 2017.  Upon completion of our 2017 U.S. Corporate Income Tax Return, an increase of $1 million attributable to certain deferred tax assets and a decrease of $5 million attributable to certain deferred tax liabilities was recorded resulting in an additional net deferred tax benefit of $6 million.

Deemed Repatriation Transition Tax:  The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of our foreign subsidiaries.  The one-time Transition Tax is based upon the amount of post-1986 E&P of the relevant subsidiaries, the amount of non-U.S. income tax paid on such earnings, as well as other factors.  We originally estimated and recorded a provisional Transition Tax obligation of $11.3 million.  Upon completion of our 2017 U.S. Corporate Income Tax Return, the final Transition Tax increased by $100,000 for a total of $11.4 million.

The decrease in our effective tax rate for the year ended December 31, 2018, as compared to 2017 and 2016, is due to the net favorable impact of the enactment of the TCJA-17 as discussed above, the tax benefit resulting from our January 1, 2017, adoption of ASU 2016-09, and the tax effects of our foreign operations in connection with our acquisition of Danshell Group (acquired in July 2018).

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

Recent Accounting Pronouncements:  For a summary of recent accounting pronouncements, please see Note 1 to the Consolidated Financial Statements-Accounting Standards as included in this Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

The following table summarizes our results of operations, and is used in the discussion below, for the years ended December 31, 2018, 2017 and 2016 (dollar amounts in thousands):

	Year Ended December 31,
	2018		2017		2016
		% of Net		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts			$11,278,942		$10,507,788
Less: Provision for doubtful accounts			869,077		741,578
Net revenues	$10,772,278	100.0%	10,409,865	100.0%	9,766,210	100.0%
Operating charges:
Salaries, wages and benefits	5,254,536	48.8%	4,980,637	47.8%	4,585,530	47.0%
Other operating expenses	2,614,687	24.3%	2,493,062	23.9%	2,359,339	24.2%
Supplies expense	1,168,654	10.8%	1,105,096	10.6%	1,031,337	10.6%
Depreciation and amortization	453,045	4.2%	447,765	4.3%	416,608	4.3%
Lease and rental expense	106,094	1.0%	103,127	1.0%	97,324	1.0%
Electronic health records incentive income	0	0.0%	0	0.0%	(5,339)	-0.1%
Subtotal-operating expenses	9,597,016	89.1%	9,129,687	87.7%	8,484,799	86.9%
Income from operations	1,175,262	10.9%	1,280,178	12.3%	1,281,411	13.1%
Interest expense, net	154,956	1.4%	145,169	1.4%	125,053	1.3%
Other (income) expense, net	(14,219)	-0.1%	0	0.0%	0	0.0%
Income before income taxes	1,034,525	9.6%	1,135,009	10.9%	1,156,358	11.8%
Provision for income taxes	236,642	2.2%	363,697	3.5%	409,187	4.2%
Net income	797,883	7.4%	771,312	7.4%	747,171	7.7%
Less: Net income attributable to noncontrolling interests	18,178	0.2%	19,009	0.2%	44,762	0.5%
Net income attributable to UHS	$779,705	7.2%	$752,303	7.2%	$702,409	7.2%

Year Ended December 31, 2018 as compared to the Year Ended December 31, 2017:

Net revenues increased 3.5% or $362 million to $10.77 billion during 2018 as compared to $10.41 billion during 2017. The increase was primarily attributable to:

•	a $369 million or 3.6% increase in net revenues generated from our acute care and behavioral health care operations owned during both periods (which we refer to as “same facility”), and;
•	$7 million of other combined net revenue decreases.

Income before income taxes (before deduction for income attributable to noncontrolling interests) decreased $100 million to $1.03 billion during 2018 as compared to $1.14 billion during 2017. The net decrease in our income before income taxes during 2018, as compared to 2017, was due to the following:

•	an increase of $67 million as discussed below in Acute Care Hospital Services;
•

a decrease of $4 million as discussed below in Behavioral Health Services (excluding the $49 million intangible asset impairment charge recorded during 2018 related to Foundations Recovery Network, LLC, as discussed below);

•

a decrease of $102 million due to an increase recorded during 2018 to the reserve established in connection with the civil aspects of the government’s investigation of certain of our behavioral health care facilities (reserve increased to $123 million as of December 31, 2018; see Item 3 – Legal Proceedings for additional disclosure);

•	a decrease of $49 million from an intangible asset (tradename) impairment charge recorded during 2018 in connection with Foundations Recovery Network, LLC which was acquired by us during 2015;
•	a decrease of $10 million resulting from an increase in interest expense, as discussed below in Other Operating Results, and;
•	$2 million of other combined net decreases.

Net income attributable to UHS increased $27 million to $780 million during 2018 as compared to $752 million during 2017.

The increase consisted of:

•	a decrease of $100 million in income before income taxes, as discussed above;
•	an increase of $1 million due to a decrease in the income attributable to noncontrolling interests, and;
•

an increase of $127 million resulting from a net decrease in the provision for income taxes resulting primarily from: (i)  a decrease in the provision for income taxes resulting from the $99 million decrease in pre-tax income ($100 million decrease in income before income taxes partially offset by a $1 million increase in pre-tax income due to a decrease in income attributable to noncontrolling interests); (ii) a decrease in the provision for income taxes realized during 2018 resulting from the Tax Cuts and Jobs Act of 2017 which, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%; (iii) a decrease resulting from an $11 million increase in the provision for income taxes recorded during 2017 due to the repatriation tax incurred pursuant to the Tax Cuts and Jobs Act of 2017 (in connection with our behavioral health care facilities located in the U.K), partially offset by; (iv) an increase resulting from a $30 million decrease in the provision for income taxes recorded during 2017 due to a reduction in our net deferred income tax liability resulting from a lower federal income tax rate beginning January 1, 2018 pursuant to the Tax Cuts and Jobs Act of 2017, and; (v) a $21 million increase to our provision for income taxes due to an unfavorable change resulting from our January 1, 2017 adoption of ASU 2016-09, which decreased our provision for income taxes by $1 million during 2018 as compared to $22 million during 2017.

Year Ended December 31, 2017 as compared to the Year Ended December 31, 2016:

Net revenues increased 6.6% or $644 million to $10.41 billion during 2017 as compared to $9.77 billion during 2016. The increase was primarily attributable to:

•	a $313 million or 3.3% increase in net revenues generated from our acute care and behavioral health care operations on a same facility basis, and;
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

Acute Care Hospital Services

Year Ended December 31, 2018 as compared to the Year Ended December 31, 2017:

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

The following table summarizes the results of operations for our acute care hospital services on a same facility basis and is used in the discussions below for the years ended December 31, 2018 and 2017 (dollar amounts in thousands):

	Year Ended		Year Ended
	December 31, 2018		December 31, 2017
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts			$6,128,103
Less: Provision for doubtful accounts			755,615
Net revenues	$5,618,428	100.0%	5,372,488	100.0%
Operating charges:
Salaries, wages and benefits	2,366,078	42.1%	2,241,127	41.7%
Other operating expenses	1,238,787	22.0%	1,244,186	23.2%
Supplies expense	967,833	17.2%	905,164	16.8%
Depreciation and amortization	278,558	5.0%	262,950	4.9%
Lease and rental expense	57,229	1.0%	57,208	1.1%
Subtotal-operating expenses	4,908,485	87.4%	4,710,635	87.7%
Income from operations	709,943	12.6%	661,853	12.3%
Interest expense, net	1,658	0.0%	2,684	0.0%
Other (income) expense, net	(2,498)	0.0%	0	0.0%
Income before income taxes	$710,783	12.7%	$659,169	12.3%

On a same facility basis during 2018, as compared to 2017, net revenues from our acute care services increased $246 million or 4.6%. Income before income taxes increased $52 million or 8% to $711 million or 12.7% of net revenues during 2018 as compared to $659 million or 12.3% of net revenues during 2017.

Inpatient admissions to our acute care hospitals owned during both years increased 2.2% during 2018, as compared to 2017, while patient days increased 4.9%. Adjusted admissions (adjusted for outpatient activity) increased 2.1% and adjusted patient days increased 4.8% during 2018, as compared to 2017. The average length of inpatient stay at these facilities was 4.5 days during 2018 and 4.4 days during 2017. The occupancy rate, based on the average available beds at these facilities, was 62% during 2018 and 60% during 2017. On a same facility basis, net revenue per adjusted admission at these facilities increased 4.1% during 2018, as compared to 2017, and net revenue per adjusted patient day increased 1.4% during 2018, as compared to 2017.

   All Acute Care Hospital Services

The following table summarizes the results of operations for all our acute care operations during 2018 and 2017. These amounts include: (i) our acute care results on a same facility basis, as indicated above; (ii) the impact of the implementation of EHR applications at our acute care hospitals (beginning in 2018, the EHR impact is included in our same facility results as well as all acute care hospitals); (iii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iv) certain other amounts that were included in our results of operations that relate to prior years, as discussed below. Dollar amounts below are reflected in thousands.

	Year Ended		Year Ended
	December 31, 2018		December 31, 2017
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts			$6,240,302
Less: Provision for doubtful accounts			755,619
Net revenues	$5,719,905	100.0%	5,484,683	100.0%
Operating charges:
Salaries, wages and benefits	2,367,014	41.4%	2,241,527	40.9%
Other operating expenses	1,341,088	23.4%	1,350,741	24.6%
Supplies expense	968,067	16.9%	905,165	16.5%
Depreciation and amortization	278,661	4.9%	285,501	5.2%
Lease and rental expense	57,235	1.0%	57,208	1.0%
Electronic health records incentive income	0	0.0%	0	0.0%
Subtotal-operating expenses	5,012,065	87.6%	4,840,142	88.2%
Income from operations	707,840	12.4%	644,541	11.8%
Interest expense, net	1,658	0.0%	2,684	0.0%
Other (income) expense, net	(2,498)	0.0%	0	0.0%
Income before income taxes	$708,680	12.4%	$641,857	11.7%

During 2018, as compared to 2017, net revenues generated from our acute care hospital services increased $235 million or 4.3% to $5.72 billion due primarily to: (i) a $246 million, or 4.6%, increase same facility revenues, as discussed above, and; (ii) other combined net decrease of $11 million due primarily to $15 million of revenues received during 2017 in connection with Medicaid settlements related to prior years.

Income before income taxes increased $67 million to $709 million or 12.4% of net revenues during 2018 as compared to $642 million or 11.7% of net revenues during 2017.

Included in these results are the following:

•	the $52 million increase in income before income taxes from our acute care hospital services, on a same facility basis, as discussed above, and;
•

other combined net increase of $15 million resulting primarily from: (i) the unfavorable change caused by the income recorded during 2017 in connection with Medicaid settlements relating to prior years ($15 million), offset by the following favorable changes; (ii) the depreciation and amortization expense incurred in connection with the implementation of EHR applications at our acute care hospitals (this expense, which amounted to approximately $22 million during 2017, was excluded from our same facility basis results prior to January 1, 2018, however, the impact is included in our same facility basis results thereafter since the amount no longer materially impacts our results of operations), and; (iii) increased professional and general liability expense relating to prior years that was recorded during 2017, based upon a reserve analysis ($9 million).

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

Inpatient admissions to our acute care hospitals owned during both years increased 6.2% during 2017, as compared to 2016, while patient days increased 3.4%. Adjusted admissions increased 5.5% and adjusted patient days increased 2.8% during 2017, as compared to 2016. The average length of inpatient stay at these facilities was 4.4 days during 2017 and 4.6 days during 2016. The occupancy rate, based on the average available beds at these facilities, was 61% during 2017 and 60% during 2016. On a same facility basis, net revenue per adjusted admission at these facilities decreased 0.3% during 2017, as compared to 2016, and net revenue per adjusted patient day increased 2.4% during 2017, as compared to 2016.

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

Behavioral Health Care Services

Year Ended December 31, 2018 as compared to the Year Ended December 31, 2017

Behavioral Health Care Services-Same Facility Basis

Our Same Facility basis results (which is a non-GAAP measure), which include the operating results for facilities and businesses operated in both the current year and prior year period, neutralize (if applicable) the effect of items that are non-operational in nature including items such as, but not limited to, gains/losses on sales of assets and businesses, impact of the reserve established in connection with the civil aspects of the government’s investigation of certain of our behavioral health care facilities, impacts of settlements, legal judgments and lawsuits, impairments of long-lived and intangible assets and other amounts that may be reflected in the current or prior year financial statements that relate to prior periods. Our Same Facility basis results reflected on the tables below also exclude from net revenues and other operating expenses, provider tax assessments incurred in each period as discussed below Sources of Revenue-Various State Medicaid Supplemental Payment Programs. However, these provider tax assessments are included in net revenues and other operating expenses as reflected in the table below under All Behavioral Health Care Services. The provider tax assessments had no impact on the income before income taxes as reflected on the tables below since the amounts offset between net revenues and other operating expenses. To obtain a complete understanding of our financial performance, the Same Facility results should be examined in connection with our net income as determined in accordance with GAAP and as presented in the condensed consolidated financial statements and notes thereto as contained in this Annual Report on Form 10-K.

The following table summarizes the results of operations for our behavioral health care services, on a same facility basis, and is used in the discussions below for the years ended December 31, 2018 and 2017 (dollar amounts in thousands):

	Year Ended		Year Ended
	December 31, 2018		December 31, 2017
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts			$4,878,039
Less: Provision for doubtful accounts			110,030
Net revenues	$4,891,178	100.0%	4,768,009	100.0%
Operating charges:
Salaries, wages and benefits	2,558,296	52.3%	2,437,495	51.1%
Other operating expenses	935,562	19.1%	935,750	19.6%
Supplies expense	197,305	4.0%	195,813	4.1%
Depreciation and amortization	153,924	3.1%	145,707	3.1%
Lease and rental expense	46,942	1.0%	43,825	0.9%
Subtotal-operating expenses	3,892,029	79.6%	3,758,590	78.8%
Income from operations	999,149	20.4%	1,009,419	21.2%
Interest expense, net	1,597	0.0%	2,005	0.0%
Other (income) expense, net	0	0.0%	0	0.0%
Income before income taxes	$997,552	20.4%	$1,007,414	21.1%

On a same facility basis during 2018, as compared to 2017, net revenues generated from our behavioral health care services increased $123 million or 2.6% to $4.89 billion during 2018 as compared to $4.77 billion during 2017. Income before income taxes decreased $10 million or 1% to $998 million or 20.4% of net revenues during 2018 as compared to $1.01 billion or 21.2% of net revenues during 2017.

Inpatient admissions to our behavioral health care facilities owned during both years increased 3.3% during 2018, as compared to 2017, while patient days increased 0.8%. Adjusted admissions increased 3.0% and adjusted patient days increased 0.5% during 2018, as compared to 2017. The average length of inpatient stay at these facilities were 13.2 days and 13.5 days during 2018 and 2017, respectively. The occupancy rate, based on the average available beds at these facilities, were 76% and 77% during 2018 and 2017, respectively.  On a same facility basis, net revenue per adjusted admission at these facilities was unchanged during 2018, as compared to 2017, and net revenue per adjusted patient day increased 2.5% during 2018, as compared to 2017.

In certain markets in which we operate, the ability of our behavioral health facilities to fully meet the demand for their services has been unfavorably impacted by a shortage of clinicians which includes psychiatrists, nurses and mental health technicians which has, at times, caused the closure of a portion of available bed capacity. As a result, we have instituted certain initiatives at the impacted facilities designed to enhance recruitment and retention of clinical staff.  Additionally, compression of length of stay from managed Medicaid and managed Medicare payers continues to create downward pressure on our revenue growth. We can provide no assurance that these factors will not continue to unfavorably impact our patient volumes.

All Behavioral Health Care Services

The following table summarizes the results of operations for all our behavioral health care services during 2018 and 2017. These amounts include: (i) our behavioral health care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes; (iii) an intangible asset impairment charge recorded during 2018 in connection with Foundations Recovery Network, L.L.C., and; (iv) certain other amounts including the results of facilities acquired or opened during the past year as well as the results of certain facilities that were closed or restructured during the past year. Dollar amounts below are reflected in thousands.

	Year Ended		Year Ended
	December 31, 2018		December 31, 2017
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts			$5,020,177
Less: Provision for doubtful accounts			113,458
Net revenues	$5,038,874	100.0%	4,906,719	100.0%
Operating charges:
Salaries, wages and benefits	2,617,337	51.9%	2,496,236	50.9%
Other operating expenses	1,091,102	21.7%	1,042,056	21.2%
Supplies expense	200,008	4.0%	199,936	4.1%
Depreciation and amortization	163,155	3.2%	152,067	3.1%
Lease and rental expense	48,316	1.0%	45,445	0.9%
Subtotal-operating expenses	4,119,918	81.8%	3,935,740	80.2%
Income from operations	918,956	18.2%	970,979	19.8%
Interest expense, net	1,597	0.0%	2,005	0.0%
Other (income) expense, net	1,842	0.0%	0	0.0%
Income before income taxes	$915,517	18.2%	$968,974	19.7%

During 2018, as compared to 2017, net revenues generated from our behavioral health care services increased $132 million, or 2.7%, to $5.04 billion during 2018 as compared to $4.91 billion during 2017. The increase in net revenues was attributable to: (i) $123 million or 2.6% increase in same facility revenues, as discussed above, and; (ii) an $9 million other combined net increase consisting primarily of the revenues generated at the 25 behavioral health facilities acquired in the U.K. in connection with our acquisition of The Danshell Group (acquired during the third quarter of 2018) and the revenues generated from the acquisition of a 109-bed behavioral health care facility located in Gulfport, Mississippi (acquired during the first quarter of 2018), partially offset by a decrease to net revenues resulting from the closure or restructuring of certain behavioral health care facilities.

Income before income taxes decreased $53 million or 6% to $916 million or 18.2% of net revenues during 2018 as compared to $969 billion or 19.7% of net revenues during 2017. The decrease in income before income taxes at our behavioral health facilities was attributable to:

•	a $10 million decrease at our behavioral health facilities on a same facility basis, as discussed above;
•	a decrease of $49 million from an intangible asset (tradename) impairment charge recorded during 2018 in connection with Foundations Recovery Network, LLC which was acquired by us during 2015;
•

a $13 million increase due to the following unfavorable amounts recorded during 2017: (i) a prior year Medicaid disproportionate shares hospital revenue adjustment related to a certain state ($7 million), and; (ii) increased professional and general liability expense related to prior years, based upon a reserve analysis ($6 million), and;

•	other combined net decrease of $7 million consisting primarily of the losses incurred at certain behavioral health care facilities that have restructured or closed during the past year.

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

All Behavioral Health Care Services

The following table summarizes the results of operations for all our behavioral health care services during 2017 and 2016. These amounts include: (i) our behavioral health care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the results of facilities acquired or opened during the previous year including the behavioral health care facilities acquired in the U.K. in connection with our acquisition of Cambian Group, PLC’s adult services division which was acquired in late December, 2016.  Dollar amounts below are reflected in thousands.

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

On December 14, 2018, a Texas Federal District Court deemed the ACA to be unconstitutional in its entirety. The Court concluded that the Individual Mandate is no longer permissible under Congress’s taxing power as a result of the Tax Cut and Jobs Act of 2017 (“TCJA”) reducing the Individual Mandate’s tax to $0 (i.e., it no longer produces revenue, which is an essential feature of a tax), rendering the ACA unconstitutional.  The court also held that because the individual mandate is “essential” to the ACA and is inseverable from the rest of the law, the entire ACA is unconstitutional. Because the court issued a declaratory judgment and did not enjoin the law, the ACA remains in place pending its appeal.  The District Court for the Northern District of Texas ruling has been appealed to the U.S. Court of Appeals for the Fifth Circuit, and will likely be appealed to the United States Supreme Court. We are unable to predict the final outcome of this legal challenge and its financial impact on our future results of operation.

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

The impact of the Legislation on each of our hospitals may vary. Because Legislation provisions are effective at various times over the next several years, we anticipate that many of the provisions in the Legislation may be subject to further revision. Initiatives to repeal the Legislation, in whole or in part, to delay elements of implementation or funding, and to offer amendments or supplements to modify its provisions have been persistent. The ultimate outcomes of legislative attempts to repeal or amend the Legislation and legal challenges to the Legislation are unknown.  Legislation has already been enacted that has eliminated the penalty, beginning on January 1, 2019, related to the individual mandate to obtain health insurance that was part of the original Legislation. In addition, Congress previously considered legislation that would, in material part: (i) eliminate the large employer mandate to offer health insurance coverage to full-time employees; (ii) permit insurers to impose a surcharge up to 30 percent on individuals who go uninsured for more than two months and then purchase coverage; (iii) provide tax credits towards the purchase of health insurance, with a phase-out of tax credits accordingly to income level; (iv) expand health savings accounts; (v) impose a per capita cap on federal funding of state Medicaid programs, or, if elected by a state, transition federal funding to block grants, and; (vi) permit states to seek a waiver of certain federal requirements that would allow such state to define essential health benefits differently from federal standards and that would allow certain commercial health plans to take health status, including pre-existing conditions, into account in setting premiums.

In addition to legislative changes, the Legislation can be significantly impacted by executive branch actions.  In relevant part, President Trump has already taken executive actions: (i) requiring all federal agencies with authorities and responsibilities under the Legislation to “exercise all authority and discretion available to them to waive, defer, grant exemptions from, or delay” parts of the Legislation that place “unwarranted economic and regulatory burdens” on states, individuals or health care providers; (ii) the issuance of a final rule in June, 2018 by the Department of Labor to enable the formation of health plans that would be exempt from certain Legislation essential health benefits requirements; (iii) the issuance of a final rule in August, 2018 by the Department of Labor, Treasury, and Health and Human Services to expand the availability of short-term, limited duration health insurance; (iv) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level, (v) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans, and; (vi) the issuance of a proposed rule by the Department of Labor that would incentivize the use of health reimbursement accounts by employers to permit employees to purchase health insurance in the individual market. The uncertainty resulting from these Executive Branch policies has led to reduced Exchange enrollment in 2018 with preliminary CMS reported data for 2019 indicating further decline and is expected to further worsen the individual and small group market risk pools in future years.  It is also anticipated that these and future policies may create additional cost and reimbursement pressures on hospitals.

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

In December, 2018, the U.S. District Court for the District of Columbia ruled that the U.S. Department of Health and Human Services (“HHS”) did not have statutory authority to implement the 2018 Medicare OPPS rate reduction related to hospitals that qualify for drug discounts under the federal 340B Drug Discount Program and granted a permanent injunction against the payment reduction. However, recognizing both the complexity of the OPPS payment system as well as its budget neutral rate setting system, the Court refrained from imposing a remedy.  Instead the Judge in the case called for additional briefing from the Plaintiffs and Defendants on the proper scope and implementation for relief.  The case is expected to be appealed by HHS.  We are unable to predict the ultimate outcome of any appeal and the type of relief that may be ordered by the Courts. We estimate that the CMS 2018 change in the 340B payment policy increased our 2018 Medicare OPPS payments by approximately $8 million, which has been fully reserved in our results of operations for the year, and estimate that a comparable amount was scheduled to be earned during 2019.

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

In November, 2017, CMS published its OPPS final rule for 2018. The hospital market basket increase is 2.7%. The Medicare statute requires a productivity adjustment reduction of 0.6% and 0.75% reduction to the 2018 OPPS market basket resulting in a 2018 OPPS market basket update at 1.35%. When other statutorily required adjustments and hospital patient service mix are considered, we estimate that our overall Medicare OPPS update for 2018 will aggregate to a net increase of 4.2% which includes a 0.8% increase to behavioral health division partial hospitalization rates. When the behavioral health division’s partial hospitalization rate impact is excluded, we estimate that our Medicare 2018 OPPS payments will result in a 4.8% increase in payment levels for our acute care division, as compared to 2017.  Additionally, the Medicare inpatient-only (IPO) list includes procedures that are only paid under the Hospital Inpatient Prospective Payment System. Each year, CMS uses established criteria to review the IPO list and determine whether or not any procedures should be removed from the list. CMS removed total knee arthroplasty (TKA) from the IPO list effective January 1, 2018. Additionally, CMS redistributed $1.6 billion in cost savings within the OPPS system attributable to changes in the federal 340B hospital drug pricing payment methodology in 2018 but, as discussed above, this 340B-related payment methodology is currently under legal challenge. The impact of these IPO and 340B changes are reflected in the above noted estimated acute care division percentage change in OPPS reimbursement.

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

Medicaid: Medicaid is a joint federal-state funded health care benefit program that is administered by the states to provide benefits to qualifying individuals. Most state Medicaid payments are made under a PPS-like system, or under programs that negotiate payment levels with individual hospitals. Amounts received under the Medicaid program are generally significantly less than a hospital’s customary charges for services provided. In addition to revenues received pursuant to the Medicare program, we receive a large portion of our revenues either directly from Medicaid programs or from managed care companies managing Medicaid. All of our acute care hospitals and most of our behavioral health centers are certified as providers of Medicaid services by the appropriate governmental authorities.

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

On November 16, 2018, THHSC published a final rule effective in federal fiscal years 2018 and 2019 that changes the definition of a rural hospital for the purposes of determining Texas UC payments and the applicable UC payment reduction. The application of UC payment reduction allows the THHSC to comply with the overall statewide UC payment cap required under the special terms and condition of the approved 1115 Waiver.  Two of our acute care hospitals, which have been designated as a Rural Referral Center by CMS and which are located in an urban Metropolitan Statistical Area, recorded: (i) increased UC payments/revenue for the federal fiscal year ending September 30, 2018, and; (ii) decreased UC payments/revenue for the federal fiscal year beginning October 1, 2018. The net impact of these changes had a favorable impact on our 2018 results of operations and are included in the amounts reflected below in the State Medicaid Supplemental Payment Program table.

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

Summary of Amounts Related To The Above-Mentioned Various State Medicaid Supplemental Payment Programs:

The following table summarizes the revenues, Provider Taxes and net benefit related to each of the above-mentioned Medicaid supplemental programs for the years ended December 31, 2018, 2017 and 2016. The Provider Taxes are recorded in other operating expenses on the Condensed Consolidated Statements of Income as included herein.

	(amounts in millions)
	2018	2017	2016
Texas UC/UPL:
Revenues	$135	$88	$56
Provider Taxes	(51)	(25)	(10)
Net benefit	$84	$63	$46

Texas DSRIP:
Revenues	$29	$46	$47
Provider Taxes	(9)	(19)	(20)
Net benefit	$20	$27	$27

Various other state programs:
Revenues	$223	$223	$224
Provider Taxes	(119)	(127)	(136)
Net benefit	$104	$96	$88

Total all Provider Tax programs:
Revenues	$387	$357	$327
Provider Taxes	(179)	(171)	(166)
Net benefit	$208	$186	$161

We estimate that our aggregate net benefit from the Texas and various other state Medicaid supplemental payment programs will approximate $178 million (net of Provider Taxes of $186 million) during the year ending December 31, 2019. This estimate is based upon various terms and conditions that are out of our control including, but not limited to, the states’/CMS’s continued approval of the programs and the applicable hospital district or county making IGTs consistent with 2018 levels. Future changes to these terms and conditions could materially reduce our net benefit derived from the programs which could have a material adverse impact on our future consolidated results of operations.  In addition, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our future consolidated results of operations.

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

In connection with these DSH programs, included in our financial results was an aggregate of approximately $38 million during 2018, $34 million during 2017 and $39 million during 2016.  We expect the aggregate reimbursements to our hospitals pursuant to the Texas and South Carolina 2019 fiscal year programs to be approximately $33 million.

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

In connection with this program, included in our financial results was approximately $26 million during 2018, $21 million during 2017 and $14 million during 2016. We estimate that our reimbursements pursuant to this program will approximate $26 million during the year ended December 31, 2019.

California SPA:

In California, CMS issued formal approval of the 2017-19 Hospital Fee Program in December, 2017 retroactive to January 1, 2017 through June 30, 2019. This approval included the Medicaid inpatient and outpatient fee-for-service supplemental payments and the overall provider tax structure but did not yet include the approval of the managed care payment component. Upon approval by CMS, the managed care payment component will consist of two categories of payments, “pass-through” payments and “directed” payments. The pass-through payments will be similar in nature to the prior Hospital Fee Program payment method whereas the directed payment method will be based on actual concurrent hospital Medicaid managed care in-network patient volume. In March, 2018, CMS approved the “directed” payment component methodology for the period of July 1, 2017 through September 30, 2018.  The timing of CMS approval of the “pass through” component and the remaining “directed” payment periods is uncertain.  We estimate that the managed care component of the Hospital Fee Program will result in a favorable impact on our operating results of $6 million in 2019 while this program favorably impacted our 2018 results of operations by $16 million, $7 million of which related to prior years. The aggregate impact of the California supplemental payment program for 2018, as outlined above, is included in the above State Medicaid Supplemental Payment Program table.

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

The pre-tax charges incurred in connection with the implementation of EHR applications at our acute care hospitals did not have a material impact on our consolidated results of operations during the year ended December 31, 2018.  Our consolidated result of operations during 2017 and 2016 include net pre-tax charges of $22 million and $28 million (net of $5 million of EHR incentive income), respectively, consisting of depreciation and amortization expense related to the costs incurred for the purchase and development of the EHR applications.

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

Managed Care: A significant portion of our net patient revenues are generated from managed care companies, which include health maintenance organizations, preferred provider organizations and managed Medicare (referred to as Medicare Part C or Medicare Advantage) and Medicaid programs. In general, we expect the percentage of our business from managed care programs to continue to grow. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of our facilities vary among the markets in which we operate. Typically, we receive lower payments per patient from managed care payers than we do from traditional indemnity insurers, however, during the past few years we have secured price increases from many of our commercial payers including managed care companies.

Commercial Insurance: Our hospitals also provide services to individuals covered by private health care insurance. Private insurance carriers typically make direct payments to hospitals or, in some cases, reimburse their policy holders, based upon the particular hospital’s established charges and the particular coverage provided in the insurance policy. Private insurance reimbursement varies among payers and states and is generally based on contracts negotiated between the hospital and the payer.

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
•

Individual insurance mandate and related federal subsidies, effective in 2014. As noted above in Health Care Reform, the Tax Cuts and Jobs Act enacted into law in December, 2017 eliminated the individual insurance federal mandate penalty after December 31, 2018.

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

Readmission Reduction Program:

In the ACA, Congress also mandated implementation of the hospital readmission reduction program (“HRRP”). Hospitals with excessive readmissions for conditions designated by HHS will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard. The HRRP currently assesses penalties on hospitals having excess readmission rates for heart failure, myocardial infarction, pneumonia, acute exacerbation of chronic obstructive pulmonary disease (COPD) and elective total hip arthroplasty (THA) and/or total knee arthroplasty (TKA), excluding planned readmissions, when compared to expected rates.  In the fiscal year 2015 IPPS final rule, CMS added readmissions for coronary artery bypass graft (CABG) surgical procedures beginning in fiscal year 2017. To account for excess readmissions, an applicable hospital's base operating DRG payment amount is adjusted for each discharge occurring during the fiscal year. Readmissions payment adjustment factors can be no more than a 3 percent reduction.

Accountable Care Organizations:

The ACA requires HHS to establish a Medicare Shared Savings Program that promotes accountability and coordination of care through the creation of accountable care organizations (“ACOs”). The ACO program allows providers (including hospitals), physicians and other designated professionals and suppliers to voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS will be eligible to share in a portion of the amounts saved by the Medicare program.  CMS is also developing and implementing more advanced ACO payment models, such as the Next Generation ACO Model, which require ACOs to assume greater risk for attributed beneficiaries.  On December 21, 2018, CMS published a final rule that, in general, requires ACO participants to take on additional risk associated with participation in the program.  It remains unclear to what extent providers will pursue federal ACO status or whether the required investment would be warranted by increased payment.

Bundled Payments for Care Improvement Advanced:

The Center for Medicare & Medicaid Innovation (“CMMI”) is responsible for establishing demonstration projects and other initiatives aimed to develop, test and encourage the adoption of new methods for delivery and payment for health care that create savings under the Federal Medicare and state Medicaid programs while improving quality of care. For example, providers participating in bundled payment initiatives agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care, accepting accountability for costs and quality of care across the continuum of care. By rewarding providers for increasing quality and reducing costs, and penalizing providers if costs exceed a set amount, these models are intended to lead to higher quality and more coordinated care at a lower cost to the Medicare beneficiary and overall program.  The CMMI has previously implemented a voluntary bundled payment program known as the Bundled Payment for Care Improvement (“BPCI”).  Substantially all of our acute care hospitals were participants in the BPCI program, which ended September 30, 2018.

As of October 1, 2018, the CMMI implemented a new, second generation voluntary episode payment model, Bundled Payments for Care Improvement Advanced (BPCI-Advanced or the Program).  BPCI-Advanced is designed to test a new iteration of bundled payments for 32 Clinical Episodes (29 inpatient and 3 outpatient) with an aim to align incentives among participating health care providers to reduce expenditures and improve quality of care for traditional Medicare beneficiaries. The first cohort of participants entered BPCI-Advanced on October 1, 2018, and agreed to an initial performance period that will run through December 31, 2023.  We have elected to participate in BPCI-Advanced at seventeen (17) of our acute care hospitals across almost two hundred (200) clinical episodes in collaboration with a third-party convener which has extensive experience and success in BPCI. The ultimate success and financial impact of the BPCI-Advanced program is contingent on multiple variables so we are unable to estimate the impact.  However, given the breadth and scope of participation of our acute care hospitals in BPCI-Advanced, the impact could be significant (either favorably or unfavorably) depending on actual program results.

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

Finally, we expect continued third-party efforts to aggressively manage reimbursement levels and cost controls. Reductions in reimbursement amounts received from third-party payers could have a material adverse effect on our financial position and our results.

Other Operating Results

Interest Expense

Reflected below are the components of our interest expense which amounted to $155 million during 2018, $145 million during 2017 and $125 million during 2016 (amounts in thousands):

	2018	2017	2016
Revolving credit & demand notes (a.)	$12,240	$10,933	$4,577
$400 million, 7.125% Senior Notes due 2016 (c.)	—	—	12,031
$300 million, 3.75% Senior Notes due 2019 (d.)	10,156	11,250	11,250
$700 million, 4.75% Senior Notes due 2022 (e.)	32,280	32,280	24,628
$400 million, 5.00% Senior Notes due 2026 (f.)	20,000	20,000	11,556
Term loan facility A (a.)	63,021	47,745	36,578
Term loan facility B (a.)(b.)	3,511	—	—
Accounts receivable securitization program (g.)	11,785	7,987	4,739
Subtotal-revolving credit, demand notes, Senior Notes, term loan facility and accounts receivable securitization program	152,993	130,195	105,359
Interest rate swap expense, net	(6,726)	2,403	8,488
Amortization of financing fees	9,143	8,932	8,208
Other combined interest expense	3,343	4,740	5,064
Capitalized interest on major projects	(2,266)	(1,020)	(1,916)
Interest income	(1,531)	(81)	(150)
Interest expense, net	$154,956	$145,169	$125,053

(a.)

In October, 2018, we entered into a sixth amendment to our credit agreement dated November 15, 2010 to, among other things: (i.) increase the aggregate amount of the revolving commitments by $200 million to $1 billion; (ii) increase the aggregate amount of the term loan facility A by approximately $290 million to $2 billion, and; (iii) extend the maturity date of the credit agreement from August 7, 2019 to October 23, 2023. The credit agreement, as amended in October, 2018, consists of: (i) an $1 billion revolving credit facility (there are no outstanding borrowings under the revolving credit facility as of December 31, 2018); (ii) a $2 billion term loan A facility (with $2.0 billion outstanding as of December 31, 2018), and; (iii) a $500 million term loan B facility (with $500 million outstanding as of December 31, 2018).

(b.)

On October 31, 2018 we added a seven-year, Tranche B term loan facility in the aggregate amount of $500 million pursuant to our credit agreement. The Tranche B term loan matures on October 31, 2025. We used the proceeds to repay borrowings under the revolving credit facility, the Securitization Program, to redeem our $300 million, 3.75% Senior Notes that were scheduled to mature in 2019 and for general corporate purposes.

(c.)	The $400 million, 7.125% Senior Notes matured and were repaid in June, 2016.
(d.)

On November 26, 2018 we redeemed the $300 million aggregate principal, 3.75% Senior Notes due 2019. The 2019 Notes were redeemed for an aggregate price equal to 100.485% of the principal amount (premium of approximately $1 million) plus accrued interest to the redemption date.

(e.)

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
(f.)	In June, 2016, we completed the offering of $400 million aggregate principal amount of 5.00% Senior Notes due in 2026.
(g.)

In April, 2018, we amended our accounts receivable securitization program, which was scheduled to expire in December, 2018.  Pursuant to the amendment, the term has been extended through April 26, 2021, and the borrowing limit has been increased to $450 million from $440 million ($390 million outstanding as of December 31, 2018).

Interest expense increased $10 million during 2018 to $155 million as compared to $145 million during 2017.  The increase was due primarily to: (i) a net increase of $23 million in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan A and B facilities and accounts receivable securitization program resulting from an increase in our aggregate average cost of borrowings pursuant to these facilities (3.8% during 2018, as compared to 3.2% during 2017), partially offset by a decrease in the aggregate average outstanding borrowings ($4.00 billion during 2018 as compared to $4.02 billion during 2017), partially offset by; (ii) a $9 million decrease in the interest rate swap expense; (iii) a $3 million combined increase in capitalized interest and interest income, and; (iv) $1 million of other combined net decreases.

Interest expense increased $20 million during 2017 to $145 million as compared to $125 million during 2016.  The increase was due primarily to: (i) a $25 million increase in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facility and accounts receivable securitization program resulting from an increase in the average outstanding borrowings ($4.02 billion during 2017, as compared to $3.54 billion during 2016), as well as an increase in our aggregate average cost of borrowings pursuant to these facilities (3.2% during 2017, as compared to 3.0% during 2016); (ii) a $1 million decrease in capitalized interest, partially offset by; (iii) a $6 million decrease in our interest rate swap expense.

The aggregate average outstanding borrowings under our revolving credit, demand notes, senior notes, term loan A and B facilities and accounts receivable securitization program were approximately $4.00 billion during 2018, $4.02 billion during 2017 and $3.54 billion during 2016. The average effective interest rate on these facilities, including amortization of deferred financing costs and original issue discounts and designated interest rate swap expense was 3.8% during 2018, 3.5% during 2017 and 3.4% during 2016.

Costs Related to Early Extinguishment of Debt

In connection with various financing transaction completed during the year, as discussed below in Capital Resources-Credit Agreements and Outstanding Debt Securities, our 2018 results of operations include a $4 million pre-tax charge incurred for the costs related to the extinguishment of debt.  This charge, which was included in other operating expenses, consisted of the write-off of deferred charges ($3 million) as well as the make-whole premium paid ($1 million) on the early redemption of the $300 million, 3.75% senior notes scheduled to mature in 2019.

Provision for Intangible Assets Impairment

During 2018, we recorded a pre-tax $49 million provision for asset impairment to reduce the carrying value of a tradename intangible asset to approximately $75 million from approximately $124 million as previously recorded in connection with our 2015 acquisition of Foundation Recovery Network, L.L.C. (“Foundations”). The intangible asset impairment charge, which is included in other operating expenses in our 2018 consolidated statements of income, was recorded after evaluation of the estimated fair value of the Foundations’ tradename for its existing facilities, consisting of 4 inpatient and 12 outpatient facilities as of December 31, 2018, as well as estimated planned de novos. This asset impairment charge was impacted by the following: (i) the lost future revenue and cash flows resulting from the permanent closure of a Foundations’ inpatient facility located in Malibu, California that was severely damaged in the California wildfires during the fourth quarter of 2018; (ii) reduction in growth rates of projected future patient volumes, revenues and operating cash flows based upon pressures on reimbursement rates experienced from certain payers and competitive pressures experienced in certain markets, and; (iii) revisions made to the number and timing of planned de novo facilities.

Provision for Income Taxes and Effective Tax Rates

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for each of the years ended December 31, 2018, 2017 and 2016 (dollar amounts in thousands):

	2018	2017	2016
Provision for income taxes	$236,642	$363,697	$409,187
Income before income taxes	1,034,525	1,135,009	1,156,358
Effective tax rate	22.9%	32.0%	35.4%

The decrease in the effective tax rate during 2018, as compared to 2017, was due primarily to the following:

•

a decrease in the provision for income taxes during 2018 resulting from the Tax Cuts and Jobs Act of 2017 (“TCJA-17”) which, among other things, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, partially offset by;

•

a net increase of $13 million in the provision for income taxes during 2018, as compared to 2017, due to the following that decreased or increased our provision for income taxes during 2018 and/or 2017: (i) decreases of $6 million and  $30 million recorded during 2018 and 2017, respectively, resulting from a reduction in our net deferred income tax liability recorded in connection with the TCJA-17 which reduced the U.S. federal corporate tax rate to 21% from 35%, effective January 1, 2018, partially offset by; (ii) an increase of $11 million recorded during 2017 due to a one-time repatriation tax incurred pursuant to the TCJA-17 (in connection with our behavioral health care facilities located in the U.K. and Puerto Rico), and;

•

a $21 million increase in our provision for income taxes during 2018, as compared to 2017, due to an unfavorable change resulting from our January 1, 2017 adoption of ASU 2016-09, which decreased our provision for income taxes by $1 million during 2018 as compared to $22 million during 2017.

The decrease in the effective tax rate during 2017, as compared to 2016, was due primarily to the following that increased or decreased our provision for income taxes in 2017:

•

a decrease of $30 million recorded during 2017 resulting from a reduction in our net deferred income tax liability recorded in connection with the TCJA-17 which reduced the U.S. federal corporate tax rate to 21% from 35%, effective January 1, 2018;

•

an increase of $11 million recorded during 2017 due to a one-time repatriation tax incurred pursuant to the TCJA-17 (in connection with our behavioral health care facilities located in the U.K. and Puerto Rico);

•	a decrease of $22 million recorded during 2017 resulting from our January 1, 2017 adoption of ASU 2016-09, as discussed herein, and;
•

a decrease caused by lower effective rates applicable to the income generated during 2017 in connection with our acquisition of Cambian Group, PLC’s adult services division (acquired in late December, 2016).

The impact of discrete tax items did not have a material impact on our provision for income taxes during 2016.

Previously, in 2016, we had provided no deferred taxes related to unremitted earnings from foreign subsidiaries. As a result of the mandatory repatriation tax provisions in the TCJA-17, we recorded an accrued tax provision of $11 million as of December 31, 2017. Going forward, we anticipate repatriating only previously taxed foreign income and any future earnings that would qualify for a full dividend received deduction permitted under the TCJA-17 for distributions after December 31, 2017. At this time, there are no material tax effects related to future cash repatriation of our previously taxed foreign income. As such, we have not recognized a deferred tax liability related to existing undistributed earnings.

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

Liquidity

Year ended December 31, 2018 as compared to December 31, 2017:

Net cash provided by operating activities

Net cash provided by operating activities was $1.341 billion during 2018 as compared to $1.183 billion during 2017. The net increase of $158 million was primarily attributable to the following:

•	a favorable change of $130 million in cash flows from forward exchange contracts related to our investments in the United Kingdom;
•

a favorable change of $91 million due to an increase in net income plus/minus depreciation and amortization expense, stock-based compensation, a net gain on sales of assets, and provision for intangible asset impairment;

•	an unfavorable change of $48 million in accrued and deferred income taxes;
•	a favorable change of $40 million in other working capital accounts resulting primarily from changes in accrued expenses and due to timing of disbursements;
•	an unfavorable change of $18 million in accounts receivable;
•	an unfavorable change of $7 million in accrued insurance expense, net of commercial premiums paid, and;
•	$30 million of other combined net unfavorable changes.

Days sales outstanding (“DSO”):  Our DSO are calculated by dividing our net revenue by the number of days in the year. The result is divided into the accounts receivable balance the end of the year. Our DSO were 51 days at December 31, 2018 and 53 days at each of December 31, 2017 and 2016.

Our accounts receivable as of December 31, 2018 and December 31, 2017 include amounts due from Illinois of approximately $32 million and $25 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $18 million as of December 31, 2018 and $8 million as of December 31, 2017, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. Although the accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due to us from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

Net cash used in investing activities

Net cash used in investing activities was $813 million during 2018 and $620 million during 2017

     2018:

The $813 million of net cash used in investing activities during 2018 consisted of:

•	$665 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;

•

$110 million spent to acquire businesses and property consisting primarily of the acquisition of: (i) The Danshell Group, consisting of 25 behavioral health facilities located in the U.K. (acquired during the third quarter of 2018), and; (ii) a 109-bed behavioral health care facility located in Gulfport, Mississippi (acquired during the first quarter of 2018);

•	$36 million spent on the purchase and implementation of information technology applications;

•

$15 million spent to fund construction costs of a new behavioral health care facility, that is jointly owned by us and a third-party, that was completed and opened during the third quarter of 2018, and;

•	$13 million received in connection with the sale of a business and property including The Limes, an 18-bed facility located in the U.K.

     2017:

The $620 million of net cash used in investing activities during 2017 consisted of:

•	$557 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;
•	$29 million spent on the purchase and implementation of information technology applications;
•	$23 million spent to acquire businesses and property;
•	$8 million spent to fund construction costs of a new, jointly owned behavioral health care facility, and;
•	$3 million spent to increase the statutorily required capital reserves of our commercial insurance subsidiary.

Net cash used in financing activities

Net cash used in financing activities was $492 million during 2018 and $519 million during 2017.

2018:

The $492 million of net cash used in financing activities during 2018 consisted of the following:

•

spent $830 million on net repayment of debt as follows: (i) $67 million related to our term loan A facility; (ii) $403 million related to our revolving credit facility; (iii) $300 million related to the early redemption of our 3.75% bonds that were scheduled to mature in 2019; (iv) $29 million related to our accounts receivable securitization program; (v) $29 million related to our short-term, on-demand credit facility, and; (vi) $2 million related to other debt facilities;

•	generated $791 million of proceeds related to new borrowings pursuant to our term loan A facility ($291 million) and our term loan B facility ($500 million);
•

spent $397 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our $1.7 billion stock repurchase program ($384 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($13 million);

•	spent $37 million to pay dividends (paid quarterly at $.10 per share);
•	spent $14 million in financing costs;
•	spent $15 million to pay profit distributions related to noncontrolling interests in majority owned businesses, and;
•	generated $10 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

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
•

spent $364 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our $1.7 billion stock repurchase program ($330 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($34 million);

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

Net cash used in investing activities

Net cash used in investing activities was $620 million during 2017 and $1.155 billion during 2016.  The factors contributing to the $620 million of net cash used in investing activities during 2017 are detailed above.

     2016:

The $1.155 billion of net cash used in investing activities during 2016 consisted of:

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

•	$520 million spent on capital expenditures, and;
•	$21 million spent on the purchase and implementation of an information technology application.

Net cash used in financing activities

Net cash used in financing activities was $519 million during 2017 and $171 million during 2016.  The factors contributing to the $519 million of net cash used in financing activities during 2017 are detailed above.

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

2019 Expected Capital Expenditures:

During 2019, we expect to spend approximately $675 million to $725 million on capital expenditures which includes expenditures for capital equipment, renovations and new projects at existing hospitals. Approximately $250 million of our 2019 expected capital expenditures relates to completion of projects that are in progress as of December 31, 2018. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

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

The Sixth Amendment amended the Senior Credit Facility to, among other things: (i) increase the aggregate amount of the revolving credit facility to $1 billion (increase of $200 million over the $800 million previous commitment); (ii) increase the aggregate amount of the tranche A term loan commitments to $2 billion, which represents the outstanding borrowings as of December 31, 2018 (increase of approximately $290 million over the $1.71 billion of outstanding borrowings prior to the amendment), and; (iii) extended the maturity date of the revolving credit and tranche A term loan facilities to October 23, 2023 from August 7, 2019.

On October 31, 2018, we added a seven-year tranche B term loan facility in the aggregate principal amount of $500 pursuant (which represents the outstanding borrowings as of December 31, 2018) to the Senior Credit Agreement. The tranche B term loan matures on October 31, 2025.  We used the proceeds to repay borrowings under the revolving credit facility, the Securitization, to redeem our $300 million, 3.75% Senior Notes that were scheduled to mature in 2019 and for general corporate purposes.

As of December 31, 2018, we had no borrowings outstanding pursuant to our $1 billion revolving credit facility and we had $960 million of available borrowing capacity net of $34 million of outstanding letters of credit and $6 million of outstanding borrowings pursuant to a short-term credit facility.

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

Borrowings under the Senior Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.375% to 0.625% for revolving credit and term loan A borrowings and 0.75% for tranche B borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.375% to 1.625% for revolving credit and term loan A borrowings and 1.75% for the tranche B term loan. As of December 31, 2018, the applicable margins were 0.50% for ABR-based loans and 1.50% for LIBOR-based loans under the revolving credit and term loan A facilities.  The revolving credit facility includes a $125 million sub-limit for letters of credit. The Senior Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Senior Credit Agreement includes a material adverse change clause that must be represented at each draw. The Senior Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We are in compliance with all required covenants as of December 31, 2018.

In late April, 2018, we entered into the sixth amendment to our accounts receivable securitization program (“Securitization”) dated as of October 27, 2010 with a group of conduit lenders, liquidity banks, and PNC Bank, National Association, as administrative agent, which provides for borrowings outstanding from time to time by certain of our subsidiaries in exchange for undivided security interests in their respective accounts receivable. The sixth amendment, among other things, extended the term of the Securitization program through April 26, 2021 and increased the borrowing capacity to $450 million (from $440 million previously). Although the program fee and certain other fees were adjusted in connection with the sixth amendment, substantially all other provisions of the Securitization program remained unchanged.  Pursuant to the terms of our Securitization program, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At December 31, 2018, we had $390 million of outstanding borrowings pursuant to the terms of the Securitization and $60 million of available borrowing capacity.

As of December 31, 2018, we had combined aggregate principal of $1.1 billion from the following senior secured notes:

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

On November 26, 2018 we redeemed the $300 million aggregate principal, 3.75% Senior Notes due in 2019. The 2019 Notes were redeemed for an aggregate price equal to 100.485% of the principal amount, resulting in a premium paid of approximately $1 million, plus accrued interest to the redemption date.

At December 31, 2018, the carrying value and fair value of our debt were each approximately $4.0 billion. At December 31, 2017, the carrying value and fair value of our debt were approximately $4.0 billion and $4.1 billion, respectively.  The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was approximately 43% at December 31, 2018 and 45% at December 31, 2017.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2018 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $113 million consisting of: (i) $107 million related to our self-insurance programs, and; (ii) $6 million of other debt and public utility guarantees.

Obligations under operating leases for real property, real property master leases and equipment amount to $368 million as of December 31, 2018. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income. We sublease space in these buildings and any amounts received from these subleases are offset against the expense. In addition, we lease three hospital facilities from Universal Health Realty Trust (the “Trust”) with two hospital terms expiring in 2021 and the third in 2026. These leases contain up to two 5-year renewal options. We also lease two free-standing emergency departments and space in certain medical office buildings which are owned by the Trust.  In addition, we lease the real property of certain other facilities from non-related parties as indicated in Item 2. Properties, as included herein.

The following represents the scheduled maturities of our contractual obligations as of December 31, 2018:

	Payments Due by Period (dollars in thousands)
		Less than	2-3	4-5	After
	Total	1 year	years	years	5 years
Long-term debt obligations (a)	$3,998,637	$63,446	$552,746	$2,507,105	$875,340
Estimated future interest payments on debt outstanding as of December 31, 2018 (b)	846,565	182,808	324,333	245,393	94,031
Construction commitments (c)	54,750	11,370	43,380	0	0
Purchase and other obligations (d)	253,594	60,794	101,700	91,100	0
Operating leases (e)	367,847	72,353	108,383	64,072	123,039
Estimated future payments for defined benefit pension plan, and other retirement plan (f)	200,989	16,398	15,705	17,584	151,302
Health and dental unpaid claims (g)	78,288	78,288	0	0	0
Total contractual cash obligations	$5,800,670	$485,457	$1,146,247	$2,925,254	$1,243,712

(a)	Reflects borrowings outstanding as of December 31, 2018 as discussed in Note 4 to the Consolidated Financial Statements.
(b)

Assumes that all debt outstanding as of December 31, 2018, including borrowings under our Credit Agreement, demand note and accounts receivable securitization program, remain outstanding until the final maturity of the debt agreements at the same interest rates (some of which are floating) which were in effect as of December 31, 2018. We have the right to repay borrowings upon short notice and without penalty, pursuant to the terms of the Credit Agreement, demand note and accounts receivable securitization program. Also includes the impact of various interest rate swap and cap agreements in effect as of December 31, 2018, as calculated to maturity dates utilizing the applicable floating interest rates in effect as of December 31, 2018.

(c)

Our share of the remaining estimated construction cost of two newly constructed behavioral health care facilities located in Washington and Arizona that are scheduled to be completed and opened 2020. We are required to build these facilities pursuant to joint-venture agreements with third parties. In addition, we had various other projects under construction as of December 31, 2018. Because we can terminate substantially all of the construction contracts related to the various other projects at any time without paying a termination fee, these costs are excluded from the table above.

(d)

Consists of: (i) $57 million related to long-term contracts with third-parties consisting primarily of certain revenue cycle data processing services for our acute care facilities; (ii) $194 million related to the future expected costs to be paid to a third-party vendor in connection with the ongoing operation of an electronic health records application and purchase and implementation of a revenue cycle and other applications for our acute care facilities, and; (iii) a $2 million liability for physician commitments expected to be paid in the future.

(e)

Reflects our future minimum operating lease payment obligations related to our operating lease agreements outstanding as of December 31, 2018 as discussed in Note 7 to the Consolidated Financial Statements. Some of the lease agreements provide us with the option to renew the lease and our future lease obligations would change if we exercised these renewal options.

(f)

Consists of $180 million of estimated future payments related to our non-contributory, defined benefit pension plan (estimated through 2088), as disclosed in Note 8 to the Consolidated Financial Statements, and $21 million of estimated future payments related to other retirement plan liabilities ($18 million of liabilities recorded in other non-current liabilities as of December 31, 2018 in connection with these retirement plans).

(g)	Consists of accrued and unpaid estimated claims expense incurred in connection with our commercial health insurers and self-insured employee benefit plans.

As of December 31, 2018, the total accrual for our professional and general liability claims was $243 million, of which $42 million is included in other current liabilities and $201 million is included in other non-current liabilities. We exclude the $243 million for professional and general liability claims from the contractual obligations table because there are no significant contractual obligations associated with these liabilities and because of the uncertainty of the dollar amounts to be ultimately paid as well as the timing of such payments. Please see Self-Insured/Other Insurance Risks above for additional disclosure related to our professional and general liability claims and reserves.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during 2018 and 2017 and determined the hedges to be highly effective. We also determined that any portion of the hedges deemed to be ineffective was de minimis and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. We do not anticipate nonperformance by our counterparties. We do not hold or issue derivative financial instruments for trading purposes.

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

On or before the April 15, 2019 expiration of the $1.0 billion of interest rate swaps, as outlined above, we intend to enter into new interest rate swap agreements on a similar total notional amount.

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from our counterparties.  We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At December 31, 2018, the fair value of our interest rate swaps was a net asset of $4 million which is included in net accounts receivable on the accompanying balance sheet. At December 31, 2017, the fair value of our interest rate swaps was a net asset of $7 million, $4 million of which is included in net accounts receivable and $3 million of which is included in other assets on the accompanying balance sheet.

The table below presents information about our long-term financial instruments that are sensitive to changes in interest rates as of December 31, 2018. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by contractual maturity dates.

Maturity Date, Fiscal Year Ending December 31

(dollars in thousands)

	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt:
Fixed rate:
Debt	$2,146	$1,650	$1,696	$699,550	$2,476	$405,613	$1,113,131
Average interest rates	5.0%	5.0%	4.9%	4.9%	5.2%	3.7%	4.8%
Variable rate:
Debt	$61,300	$55,000	494,400	105,000	1,700,079	469,727	$2,885,506
Average interest rates	3.9%	3.9%	3.9%	4.0%	4.0%	2.7%	3.7%
Interest rate swaps:
Notional amount	$1,000,000						$1,000,000
Average interest rates	1.3%						1.3%

As calculated based upon our variable rate debt outstanding as of December 31, 2018 that is subject to interest rate fluctuations, each 1% change in interest rates would impact our pre-tax income by approximately $19 million.

ITEM 8.	Financial Statements and Supplementary Data

Our Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Equity, Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income, together with the reports of PricewaterhouseCoopers LLP, independent registered public accounting firm, are included elsewhere herein. Reference is made to the “Index to Financial Statements and Financial Statement Schedule.”

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures.

As of December 31, 2018, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934, as amended, and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2018, based on criteria in Internal Control—Integrated Framework (2013), issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in its report which appears herein.

ITEM 9B	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018. See also “Executive Officers of the Registrant” appearing in Item 1 hereof.

ITEM 11.	Executive Compensation

There is hereby incorporated by reference the information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.

ITEM 14.	Principal Accountant Fees and Services.

There is hereby incorporated by reference the information to appear under the caption “Relationship with Independent Auditors” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.

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

10.2*

Amendment dated as of November 5, 2018 to the Employment Agreement, dated as July 24, 2013, by and between Universal Health Services, Inc. and Alan B. Miller, previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, is incorporated herein by reference.

10.3	Advisory Agreement dated as of December 24, 1986, and amended and restated effective as of January 1, 2019 between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

10.24

Sixth Amendment to Amended and Restated Credit and Security Agreement, dated as of April 26, 2018, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 27, 2018, is incorporated herein by reference.

10.25

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

10.27

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

10.28

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

10.30

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

10.31

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

10.32

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

10.33

Sixth Amendment, dated as of October 23, 2018, to the Credit Agreement, dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012, May 16, 2013, August 7, 2014 and June 7, 2016, among the Company, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 24, 2018, is incorporated herein by reference.

10.34

Increased Facility Activation Notice – Incremental Term Loans, dated as of  October 31, 2018, to the Credit Agreement, dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012, May 16, 2013, August 7, 2014, June 7, 2016 and October 23, 2018, among the Company, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 2, 2018, is incorporated herein by reference.

10.35

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

10.36*

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

10.37*

Form of Supplemental Life Insurance Plan and Agreement Part B: Alan B. Miller 2002 Trust (effective December 9, 2010, by and between Universal Health Services, Inc., a Delaware corporation (the “Company”), and Anthony Pantaleoni as Trustee), previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 10, 2010, is incorporated herein by reference.

10.38*

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

10.39*

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

10.40

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

11	Statement regarding computation of per share earnings is set forth in Note 1 of the Notes to the Consolidated Financial Statements.

21	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm-PricewaterhouseCoopers LLP.

31.1	Certification from the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.

No.	Description

31.2	Certification from the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.

32.1	Certification from the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification from the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	INS XBRL Instance Document

101	SCH XBRL Taxonomy Extension Schema Document

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF XBRL Taxonomy Extension Definition Linkbase Document

101	LAB XBRL Taxonomy Extension Label Linkbase Document

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document

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

February 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ALAN B. MILLER Alan B. Miller	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2019

/s/ MARC D. MILLER Marc D. Miller	Director and President	February 27, 2019

/s/ LAWRENCE S. GIBBS Lawrence S. Gibbs	Director	February 27, 2019

/s/ ROBERT H. HOTZ Robert H. Hotz	Director	February 27, 2019

/s/ EILEEN C. MCDONNELL Eileen C. McDonnell	Director	February 27, 2019

/s/ WARREN J. NIMETZ Warren J. Nimetz	Director	February 27, 2019

/s/ ELLIOTT J. SUSSMAN M.D. Elliot J. Sussman M.D.	Director	February 27, 2019

/s/ STEVE FILTON Steve Filton	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 27, 2019

UNIVERSAL HEALTH SERVICES, INC.

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Universal Health Services, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule, of Universal Health Services, Inc. and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 27, 2019

We have served as the Company’s auditor since 2007.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share data)
Net revenues before provision for doubtful accounts		$11,278,942	$10,507,788
Less: Provision for doubtful accounts		869,077	741,578
Net revenues	10,772,278	10,409,865	9,766,210
Operating charges:
Salaries, wages and benefits	5,254,536	4,980,637	4,585,530
Other operating expenses	2,614,687	2,493,062	2,359,339
Supplies expense	1,168,654	1,105,096	1,031,337
Depreciation and amortization	453,045	447,765	416,608
Lease and rental expense	106,094	103,127	97,324
Electronic health records incentive income	0	0	(5,339)
	9,597,016	9,129,687	8,484,799
Income from operations	1,175,262	1,280,178	1,281,411
Interest expense, net	154,956	145,169	125,053
Other (income) expense, net	(14,219)	0	0
Income before income taxes	1,034,525	1,135,009	1,156,358
Provision for income taxes	236,642	363,697	409,187
Net income	797,883	771,312	747,171
Less: Net income attributable to noncontrolling interests	18,178	19,009	44,762
Net income attributable to UHS	$779,705	$752,303	$702,409
Basic earnings per share attributable to UHS	$8.35	$7.86	$7.22
Diluted earnings per share attributable to UHS	$8.31	$7.81	$7.14
Weighted average number of common shares—basic	93,276	95,652	97,208
Add: Other share equivalents	474	673	1,172
Weighted average number of common shares and equivalents—diluted	93,750	96,325	98,380

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
Net income	$797,883	$771,312	$747,171
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	(2,805)	6,679	1,438
Amortization of terminated hedge	0	0	(167)
Minimum pension liability	(6,892)	4,070	13,356
Foreign currency translation adjustment	9,718	(2,169)	(2,229)
Other	4,398	26,678	(10,038)
Other comprehensive income before tax	4,419	35,258	2,360
Income tax expense related to items of other comprehensive income	8,905	2,664	4,648
Total other comprehensive income (loss), net of tax	(4,486)	32,594	(2,288)
Comprehensive income	793,397	803,906	744,883
Less: Comprehensive income attributable to noncontrolling interests	18,178	19,009	44,762
Comprehensive income attributable to UHS	$775,219	$784,897	$700,121

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(Dollar amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$105,220	$74,423
Accounts receivable, net	1,509,909	1,500,898
Supplies	148,206	136,177
Other current assets	174,467	86,504
Total current assets	1,937,802	1,798,002
Property and Equipment
Land	565,607	520,447
Buildings and improvements	5,387,646	4,952,856
Equipment	2,251,822	2,000,305
Property under capital lease	44,020	44,740
	8,249,095	7,518,348
Accumulated depreciation	(3,715,515)	(3,349,289)
	4,533,580	4,169,059
Construction-in-progress	314,360	402,778
	4,847,940	4,571,837
Other assets:
Goodwill	3,844,628	3,825,157
Deferred income taxes	5,280	3,007
Deferred charges	8,772	9,787
Other	621,058	554,038
	4,479,738	4,391,989
Total Assets	$11,265,480	$10,761,828
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$63,446	$545,619
Accounts payable	445,652	441,984
Accrued liabilities
Compensation and related benefits	343,384	304,668
Interest	19,277	23,755
Taxes other than income	56,218	85,800
Legal reserves	129,150	38,555
Other	389,183	389,319
Current federal and state income taxes	2,428	18,334
Total current liabilities	1,448,738	1,848,034
Other noncurrent liabilities	361,809	306,304
Long-term debt	3,935,187	3,494,390
Deferred income taxes	49,661	54,962
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	4,292	6,702
Equity:
Class A Common Stock, voting, $.01 par value; authorized 12,000,000 shares: issued and outstanding 6,577,100 shares in 2018 and 6,595,308 shares in 2017	66	66
Class B Common Stock, limited voting, $.01 par value; authorized 150,000,000 shares: issued and outstanding 84,092,304 shares in 2018 and 86,947,407 shares in 2017	841	869
Class C Common Stock, voting, $.01 par value; authorized 1,200,000 shares: issued and outstanding 661,688 shares in 2018 and 663,940 shares in 2017	7	7
Class D Common Stock, limited voting, $.01 par value; authorized 5,000,000 shares: issued and outstanding 18,653 shares in 2018 and 20,868 shares in 2017	0	0
Cumulative dividends	(409,156)	(371,814)
Retained earnings	5,793,262	5,353,209
Accumulated other comprehensive income	4,242	7,177
Universal Health Services, Inc. common stockholders’ equity	5,389,262	4,989,514
Noncontrolling interest	76,531	61,922
Total Equity	5,465,793	5,051,436
Total Liabilities and Stockholders’ Equity	$11,265,480	$10,761,828

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2018, 2017 and 2016

(in thousands)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2016	$242,509	$66	$910	$7	$0	$(294,728)	$4,566,521	$(23,129)	$4,249,647	$59,514	$4,309,161
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	13	—	—	—	54,840	—	54,853	—	54,853
Repurchased	—	—	(30)	—	—	—	(346,860)	—	(346,890)	—	(346,890)
Restricted share-based compensation expense	—	—	—	—	—	—	1,439	—	1,439	—	1,439
Dividends paid	—	—	—	—	—	(38,875)	—	—	(38,875)	—	(38,875)
Stock option expense	—	—	—	—	—	—	45,777	—	45,777	—	45,777
Distributions to noncontrolling interests	(51,847)	—	—	—	—	—	—	—	—	(17,735)	(17,735)
Acquisition of noncontrolling interests in majority owned businesses	(206,200)	—	—	—	—	—	(132,852)	—	(132,852)	—	(132,852)
Other	—	—	—	—	—	—	—	—	—	2,690	2,690
Comprehensive income:
Net income to UHS / noncontrolling interests	24,857	—	—	—	—	—	702,409	—	702,409	19,905	722,314
Foreign currency translation adjustments	—	—	—	—	—	—	—	(10,038)	(10,038)	—	(10,038)
Amortization of terminated hedge (net of income tax effect of $60)	—	—	—	—	—	—	—	(107)	(107)	—	(107)
Unrealized loss on marketable security (net of income tax effect of $831)	—	—	—	—	—	—	—	(1,398)	(1,398)	—	(1,398)
Unrealized derivative gains on cash flow hedges (net of income tax effect of $536)	—	—	—	—	—	—	—	902	902	—	902
Minimum pension liability (net of income tax effect of $5,003)	—	—	—	—	—	—	—	8,353	8,353	—	8,353
Subtotal - comprehensive income	24,857	—	—	—	—	—	702,409	(2,288)	700,121	19,905	720,026
Balance, December 31, 2016	$9,319	$66	$893	$7	$—	$(333,603)	$4,891,274	$(25,417)	$4,533,220	$64,374	$4,597,594

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Years Ended December 31, 2018, 2017 and 2016

(in thousands)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	9	—	—	—	10,370	—	10,379	—	10,379
Repurchased	—	—	(33)	—	—	—	(356,380)	—	(356,413)	—	(356,413)
Restricted share-based compensation expense	—	—	—	—	—	—	1,377	—	1,377	—	1,377
Dividends paid	—	—	—	—	—	(38,211)	—	—	(38,211)	—	(38,211)
Stock option expense	—	—	—	—	—	—	54,265	—	54,265	—	54,265
Distributions to noncontrolling interests	(1,781)	—	—	—	—	—	—	—	—	(22,932)	(22,932)
Other	—	—	—	—	—	—	—	—	—	635	635
Comprehensive income:
Net income to UHS / noncontrolling interests	(836)	—	—	—	—	—	752,303	—	752,303	19,845	772,148
Foreign currency translation adjustments	—	—	—	—	—	—	—	26,678	26,678	—	26,678
Unrealized loss on marketable security (net of income tax effect of $809)	—	—	—	—	—	—	—	(1,360)	(1,360)	—	(1,360)
Unrealized derivative gains on cash flow hedges (net of income tax effect of $2,490)	—	—	—	—	—	—	—	4,189	4,189	—	4,189
Minimum pension liability (net of income tax effect of $983)	—	—	—	—	—	—	—	3,087	3,087	—	3,087
Subtotal - comprehensive income	(836)	—	—	—	—	—	752,303	32,594	784,897	19,845	804,742
Balance, December 31, 2017	$6,702	$66	$869	$7	$—	$(371,814)	$5,353,209	$7,177	$4,989,514	$61,922	$5,051,436

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Years Ended December 31, 2018, 2017 and 2016

(in thousands)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Cumulative-effect adjustment due to adoption of ASU 2016-01 (net of income tax effect of $1,045)							(3,353)	3,353	—		—
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	6	—	—	—	11,882	—	11,888	—	11,888
Repurchased	—	—	(34)	—	—	—	(413,968)	—	(414,002)	—	(414,002)
Restricted share-based compensation expense	—	—	—	—	—	—	2,924	—	2,924	—	2,924
Dividends paid	—	—	—	—	—	(37,342)	—	—	(37,342)	—	(37,342)
Stock option expense	—	—	—	—	—	—	61,061	—	61,061	—	61,061
Distributions to noncontrolling interests	(2,500)	—	—	—	—	—	—	—	—	(12,095)	(12,095)
Other	—	—	—	—	—	—	—	—	—	8,616	8,616
Comprehensive income:
Net income to UHS / noncontrolling interests	90	—	—	—	—	—	779,705	—	779,705	18,088	797,793
Reclassification due to adoption of ASU 2018-02	—	—	—	—	—	—	1,802	(1,802)	—
Foreign currency translation adjustments (net of income tax effect of $6,824)	—	—	—	—	—	—	—	2,894	2,894	—	2,894
Unrealized derivative gains on cash flow hedges (net of income tax effect of $667)	—	—	—	—	—	—	—	(2,138)	(2,138)	—	(2,138)
Minimum pension liability (net of income tax effect of $1,650)	—	—	—	—	—	—	—	(5,242)	(5,242)	—	(5,242)
Subtotal - comprehensive income	90	—	—	—	—	—	778,154	(2,935)	775,219	18,088	793,307
Balance, December 31, 2018	$4,292	$66	$841	$7	$0	$(409,156)	$5,793,262	$4,242	$5,389,262	$76,531	$5,465,793

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$797,883	$771,312	$747,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	453,076	447,883	416,608
Gains on sales of assets and businesses, net of losses	(2,513)	0	0
Stock-based compensation expense	66,581	56,738	48,109
Costs related to extinguishment of debt	2,727	0	0
Provision for intangible asset impairment	49,310	0	0
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(42,239)	(24,719)	(87,881)
Accrued interest	(4,478)	705	9,766
Accrued and deferred income taxes	(54,052)	(6,405)	22,068
Other working capital accounts	24,696	(15,165)	74,489
Other assets and deferred charges	(31,429)	(27,936)	(25,522)
Other	64,615	(42,564)	81,139
Excess income tax benefits related to stock-based compensation	0	0	45,219
Accrued insurance expense, net of commercial premiums paid	92,863	102,595	84,638
Payments made in settlement of self-insurance claims	(76,147)	(79,192)	(81,962)
Net cash provided by operating activities	1,340,893	1,183,252	1,333,842
Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(664,962)	(557,506)	(519,939)
Acquisition of property and businesses	(110,464)	(22,878)	(613,803)
Proceeds received from sales of assets and businesses	13,502	108	0
Costs incurred for purchase and implementation of information technology applications	(36,243)	(29,047)	(21,475)
Decrease (Increase) in capital reserves of commercial insurance subsidiary	100	(3,100)	0
Investment in and advances to joint venture	(15,331)	(7,976)	0
Net cash used in investing activities	(813,398)	(620,399)	(1,155,217)
Cash Flows from Financing Activities:
Reduction of long-term debt	(830,496)	(143,106)	(459,183)
Additional borrowings	791,247	41,100	1,170,800
Acquisition of noncontrolling interests in majority owned businesses	0	0	(418,000)
Financing costs	(13,787)	(76)	(12,449)
Repurchase of common shares	(397,425)	(364,401)	(353,380)
Dividends paid	(37,342)	(38,211)	(38,875)
Issuance of common stock	10,196	10,254	9,503
Profit distributions to noncontrolling interests	(14,595)	(24,713)	(69,583)
Net cash used in financing activities	(492,202)	(519,153)	(171,167)
Effect of exchange rate changes on cash and cash equivalents	(2,905)	1,647	(2,790)
Increase in cash and cash equivalents	32,388	45,347	4,668
Cash, cash equivalents and restricted cash, beginning of period	167,297	121,950	117,282
Cash, cash equivalents and restricted cash, end of period	$199,685	$167,297	$121,950
Supplemental Disclosures of Cash Flow Information:
Interest paid	$150,293	$135,533	$107,079
Income taxes paid, net of refunds	$293,837	$370,855	$344,611
Noncash purchases of property and equipment	$77,674	$82,496	$65,702

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

The more significant accounting policies follow:

A) Principles of Consolidation:  The consolidated financial statements include the accounts of our majority-owned subsidiaries and partnerships controlled by us or our subsidiaries as the managing general partner. All intercompany accounts and transactions have been eliminated.

B) Revenue Recognition:   On January 1, 2018, we adopted, using the modified retrospective approach, ASU 2014-09 and ASU 2016-08, “Revenue from Contracts with Customers (Topic 606)” and “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, respectively, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The most significant change from the adoption of the new standard relates to our estimation for the allowance for doubtful accounts. Under the previous standards, our estimate for amounts not expected to be collected based upon our historical experience, were reflected as provision for doubtful accounts, included within net revenue. Under the new standard, our estimate for amounts not expected to be collected based on historical experience will continue to be recognized as a reduction to net revenue, however, not reflected separately as provision for doubtful accounts. Under the new standard, subsequent changes in estimate of collectability due to a change in the financial status of a payer, for example a bankruptcy, will be recognized as bad debt expense in operating charges. The adoption of this ASU in 2018, and amounts recognized as bad debt expense and included in other operating expenses, did not have a material impact on our consolidated financial statements.

See Note 10-Revenue Recognition, for additional disclosure related to our revenues including a disaggregation of our consolidated net revenues by major source for each of the periods presented herein.

We report net patient service revenue at the estimated net realizable amounts from patients and third-party payers and others for services rendered. We have agreements with third-party payers that provide for payments to us at amounts different from our established rates. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Estimates of contractual allowances, which represent explicit price concessions under ASC 606, under managed care plans are based upon the payment terms specified in the related contractual agreements. We closely monitor our historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to assure that provisions are made using the most accurate information available. However, due to the complexities involved in these estimations, actual payments from payers may be different from the amounts we estimate and record..

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our Consolidated Balance Sheets. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we cannot provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our results in 2018, 2017 or 2016. If it were to occur, each 1% adjustment to our estimated net Medicare revenues that are subject to retrospective review and settlement as of December 31, 2018, would change our after-tax net income by approximately $1 million.

C) Charity Care, Uninsured Discounts and Other Adjustments to Revenue:  Collection of receivables from third-party payers and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill which is the patient’s responsibility, primarily co-payments and deductibles. We estimate our revenue adjustments for implicit price concessions based on general factors such as payer mix, the agings of the receivables and historical collection experience, consistent with our estimates for provision for doubtful accounts under ASC 605. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectability of the patient accounts and make adjustments to our allowances as warranted. At our acute care hospitals, third party liability accounts are pursued until all payment and adjustments are posted to the patient account. For those accounts with a patient balance after third party liability is finalized or accounts for uninsured patients, the patient receives statements and collection letters.

Under ASC 605, our hospitals established a partial reserve for self-pay accounts in the allowance for doubtful accounts for both unbilled balances and those that have been billed and were under 90 days old. All self-pay accounts were fully reserved at 90 days from the date of discharge. Third party liability accounts were fully reserved in the allowance for doubtful accounts when the balance aged past 180 days from the date of discharge. Patients that express an inability to pay were reviewed for potential sources of financial assistance including our charity care policy. If the patient was deemed unwilling to pay, the account was written-off as bad debt and transferred to an outside collection agency for additional collection effort.  Under ASC 606, while similar processes and methodologies are considered, these revenue adjustments are considered at the time the services are provided in determination of the transaction price.

Historically, a significant portion of the patients treated throughout our portfolio of acute care hospitals are uninsured patients which, in part, has resulted from patients who are employed but do not have health insurance or who have policies with relatively high deductibles. Patients treated at our hospitals for non-elective services, who have gross income less than 400% of the federal poverty guidelines, are deemed eligible for charity care. The federal poverty guidelines are established by the federal government and are based on income and family size. Because we do not pursue collection of amounts that qualify as charity care, the transaction price is fully adjusted and there is no impact in our net revenues or in our accounts receivable, net.

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts net revenues in future periods. Although the patient’s ultimate eligibility determination may result in adjustments to net revenues, these adjustments do not have a material impact on our results of operations in 2018, 2017 or 2016 since our facilities make estimates at each financial reporting period to adjust revenue based on historical collections.  Under ASC 605, these estimates were reported in the provision for doubtful accounts.

We also provide discounts to uninsured patients (included in “uninsured discounts” amounts below) who do not qualify for Medicaid or charity care. Because we do not pursue collection of amounts classified as uninsured discounts, the transaction price is fully adjusted and there is no impact in our net revenues or in our net accounts receivable. In implementing the discount policy, we first attempt to qualify uninsured patients for governmental programs, charity care or any other discount program. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

Uncompensated care (charity care and uninsured discounts):

The following table shows the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the years ended December 31, 2018, 2017 and 2016:

	(dollar amounts in thousands)
	2018		2017		2016
	Amount	%	Amount	%	Amount	%
Charity care	$761,783	40%	$887,136	50%	$733,585	50%
Uninsured discounts	1,132,811	60%	881,265	50%	720,205	50%
Total uncompensated care	$1,894,594	100%	$1,768,401	100%	$1,453,790	100%

The estimated cost of providing uncompensated care:

The estimated cost of providing uncompensated care, as reflected below, were based on a calculation which multiplied the percentage of operating expenses for our acute care hospitals to gross charges for those hospitals by the above-mentioned total uncompensated care amounts. The percentage of cost to gross charges is calculated based on the total operating expenses for our acute care facilities divided by gross patient service revenue for those facilities. An increase in the level of uninsured patients to our facilities and the resulting adverse trends in the adjustments to net revenues and uncompensated care provided could have a material unfavorable impact on our future operating results.

	(amounts in thousands)
	2018	2017	2016
Estimated cost of providing charity care	$94,088	$120,208	$107,887
Estimated cost of providing uninsured discounts related care	139,913	119,412	105,920
Estimated cost of providing uncompensated care	$234,001	$239,620	$213,807

Our accounts receivable as of December 31, 2018 and December 31, 2017 include amounts due from Illinois of approximately $32 million and $25 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $18 million as of December 31, 2018 and $8 million as of December 31, 2017, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. Although the accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due to us from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

D) Concentration of Revenues: Our six acute care hospitals in the Las Vegas, Nevada market contributed, on a combined basis, 15% in 2018, 15% in 2017 and 14% in 2016 of our consolidated net revenues.

E) Cash, Cash Equivalents and Restricted Cash:  We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

Cash, cash equivalents, and restricted cash as reported in the consolidated statements of cash flows are presented separately on our consolidated balance sheets as follow:

	(amounts in thousands)
	2018	2017	2016
Cash and cash equivalents	$105,220	$74,423	$33,747
Restricted cash (a)	94,465	92,874	88,203
Total cash, cash equivalents and restricted cash	$199,685	$167,297	$121,950

(a)Restricted cash is included in other assets on the accompanying consolidated balance sheet and consists of statutorily required capital reserves related to our commercial insurance subsidiary.

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

While in progress, we capitalized interest on major construction projects and the development and implementation of information technology applications amounting to $2.3 million during 2018, $1.0 million during 2017 and $1.9 million during 2016.

Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (twenty to forty years) and equipment (three to fifteen years). Depreciation expense was $410.0 million during 2018, $388.4 million during 2017 and $350.8 million during 2016.

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

H) Goodwill:  Goodwill is reviewed for impairment at the reporting unit level on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit.  We have designated October 1st as our annual impairment assessment date and performed quantitative impairment assessments as of October 1, 2018 which indicated no impairment of goodwill.  There were also no goodwill impairments during 2017 or 2016. Future changes in the estimates used to conduct the impairment reviews, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill.

Changes in the carrying amount of goodwill for the two years ended December 31, 2018 were as follows (in thousands):

	Acute Care Services	Behavioral Health Services	Total Consolidated
Balance, January 1, 2017	$440,294	$3,343,812	$3,784,106
Goodwill acquired during the period	80	0	80
Adjustments to goodwill (a)	1,137	39,834	40,971
Balance, December 31, 2017	441,511	3,383,646	3,825,157
Goodwill acquired during the period	917	44,173	45,090
Goodwill divested during the period	0	(2,135)	(2,135)
Adjustments to goodwill (a)	34	(23,518)	(23,484)
Balance, December 31, 2018	$442,462	$3,402,166	$3,844,628

(a)	The increase/(decrease) in the Behavioral Health Services’ goodwill consists primarily of foreign currency translation adjustments.

I) Other Assets and Intangible Assets:  Other assets consist primarily of amounts related to: (i) intangible assets acquired in connection with our acquisitions of Cambian Group, PLC’s adult services’ division, Foundations Recovery Network, L.L.C. (“Foundations”) during 2015, Ascend Health Corporation during 2012 and Psychiatric Solutions, Inc. during 2010; (ii) prepaid fees for various software and other applications used by our hospitals; (iii) costs incurred in connection with the purchase and implementation of an electronic health records application for each of our acute care facilities; (iv) statutorily required capital reserves related to our commercial insurance subsidiary ($112 million as of December 31, 2018); (v) deposits; (vi) investments in various businesses, including Universal Health Realty Income Trust ($8 million as of December 31, 2018) and Premier, Inc. ($56 million as of December 31, 2018); (vii) the invested assets related to a deferred compensation plan that is held by an independent trustee in a rabbi-trust and that has a related payable included in other noncurrent liabilities; (viii) the estimated future payments related to physician-related contractual commitments, as discussed below, and; (ix) other miscellaneous assets.

Intangible assets are reviewed for impairment on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each asset.  We have designated October 1st as our annual impairment assessment date and performed impairment assessments as of October 1, 2018 which indicated an impairment to the Foundations tradename intangible asset, as discussed below. There were no impairments during 2017 or 2016.

During 2018, we recorded a pre-tax $49 million provision for asset impairment to reduce the carrying value of a tradename intangible asset to approximately $75 million from approximately $124 million as previously recorded in connection with our 2015 acquisition of Foundations. The intangible asset impairment charge, which is included in other operating expenses in our 2018 consolidated statements of income, was recorded after evaluation of the estimated fair value of the Foundations’ tradename for its existing facilities, consisting of 4 inpatient and 12 outpatient facilities as of December 31, 2018, as well as estimated planned de novos. This asset impairment charge was impacted by the following: (i) the lost future revenue and cash flows resulting from the permanent closure of a Foundations’ inpatient facility located in Malibu, California that was severely damaged in the California wildfires during the fourth quarter of 2018; (ii) reduction in growth rates of projected future patient volumes, revenues and operating cash flows based upon pressures on reimbursement rates experienced from certain payers and competitive pressures experienced in certain markets, and; (iii) revisions made to the number and timing of planned de novo facilities.

The following table shows the amounts recorded as net intangible assets for the years ended December 31, 2018 and 2017:

	(amounts in millions)
	2018	2017
Foundations tradename	$75	$124
Medicare licenses	57	57
Certificates of need	21	12
Contract relationships and other (net of $49 and $44 of accumulated amortization for 2018 and 2017, respectively)	20	27
Net Intangible Assets	$173	$220

J) Physician Guarantees and Commitments: Our accrued liabilities-other, and our other assets included approximately $2 million of estimated future payments related to physician-related contractual commitments as of each of December 31, 2018 and 2017. Substantially all of the $2 million of potential future financial obligations outstanding as of December 31, 2018 are potential 2019 obligations.

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

N) Redeemable Noncontrolling Interests and Noncontrolling Interest: As of December 31, 2018, outside owners held noncontrolling, minority ownership interests of: (i) 20% in an acute care facility located in Washington, D.C.; (ii) approximately 11% in an acute care facility located in Texas; (iii) 20% and 30% in two behavioral health care facilities located in Pennsylvania and Ohio, respectively; (iv) approximately 5% in an acute care facility located in Nevada and; (v) approximately 20% in a newly constructed behavioral health care facility located in Spokane, Washington which was completed and opened in October, 2018.  The noncontrolling interest and redeemable noncontrolling interest balances of $77 million and $4 million, respectively, as of December 31, 2018, consist primarily of the third-party ownership interests in these hospitals.

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

O) Accumulated Other Comprehensive Income: The accumulated other comprehensive income (“AOCI”) component of stockholders’ equity includes: net unrealized gains and losses on effective cash flow hedges, foreign currency translation adjustments and the net minimum pension liability of a non-contributory defined benefit pension plan which covers employees at one of our subsidiaries. See Note 11 - Pension Plan for additional disclosure regarding the defined benefit pension plan.

The amounts recognized in AOCI for the two years ended December 31, 2018 were as follows (in thousands):

	Net Unrealized Gains (Losses) on Effective Cash Flow Hedges	Foreign Currency Translation Adjustment	Unrealized loss on marketable security	Minimum Pension Liability	Total AOCI
Balance, January 1, 2017, net of income tax	$19	$(14,197)	$(1,398)	$(9,841)	$(25,417)
2017 activity:
Pretax amount	6,679	26,678	(2,169)	4,070	35,258
Income tax effect	(2,490)	—	809	(983)	(2,664)
Change, net of income tax	4,189	26,678	(1,360)	3,087	32,594
Balance, January 1, 2018, net of income tax	4,208	12,481	(2,758)	(6,754)	7,177
2018 activity:
Pretax amount	(2,805)	9,718	4,398	(6,892)	4,419
Income tax effect, net of adoption of ASU 2018-02	1,577	(6,824)	(1,640)	(467)	(7,354)
Change, net of income tax	(1,228)	2,894	2,758	(7,359)	(2,935)
Balance, December 31, 2018, net of income tax	$2,980	$15,375	$—	$(14,113)	$4,242

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

Q) Stock-Based Compensation:  At December 31, 2018, we have a number of stock-based employee compensation plans. Pursuant to the FASB’s guidance, we expense the grant-date fair value of stock options and other equity-based compensation pursuant to the straight-line method over the stated vesting period of the award using the Black-Scholes option-pricing model.

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

The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

	Twelve Months Ended December 31,
	2018	2017	2016
Basic and diluted:
Net Income	$797,883	$771,312	$747,171
Less: Net income attributable to noncontrolling interest	(18,178)	(19,009)	(44,762)
Less: Net income attributable to unvested restricted share grants	(1,091)	(362)	(314)
Net income attributable to UHS—basic and diluted	$778,614	$751,941	$702,095
Basic earnings per share attributable to UHS:
Weighted average number of common shares—basic	93,276	95,652	97,208
Total basic earnings per share	$8.35	$7.86	$7.22
Diluted earnings per share attributable to UHS:
Weighted average number of common shares	93,276	95,652	97,208
Net effect of dilutive stock options and grants based on the treasury stock method	474	673	1,172
Weighted average number of common shares and equivalents—diluted	93,750	96,325	98,380
Total diluted earnings per share	$8.31	$7.81	$7.14

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all years presented above, excludes certain outstanding stock options applicable to each year since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled approximately 7.9 million during 2018, 6.2 million during 2017 and 2.2 million during 2016.

S) Fair Value of Financial Instruments:  The fair values of our debt and investments are based on quoted market prices. The fair values of other long-term debt, including capital lease obligations, are estimated by discounting cash flows using period-end interest rates and market conditions for instruments with similar maturities and credit quality. The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, and short-term borrowings approximates their fair values due to the short-term nature of these instruments. Accordingly, these items have been excluded from the fair value disclosures included elsewhere in these notes to consolidated financial statements.

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

V) GPO Agreement/Minority Ownership Interest: During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier, Inc. (“Premier), a healthcare performance improvement alliance, and acquired a minority interest in the GPO for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO, which were recorded as deferred income, on a pro rata basis, as a reduction to our supplies expense over the initial expected life of the GPO agreement. Also in connection with this GPO agreement, we received shares of restricted stock in Premier which vest ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO. We recognize the fair value of this restricted stock, as a reduction to our supplies expense, in our consolidated statements of income, on a pro rata basis, over the vesting period. We have elected to retain a portion of the previously vested shares of Premier, the value of which is included in other assets on our consolidated balance sheet.  Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier on which the restrictions have lapsed was $56 million and $33 million as of December 31, 2018 and 2017, respectively.  The $23 million increase in market value at December 31, 2018, as compared to December 31, 2017, consists of $17 million of additional vested shares and $6 million of increased market value.   In connection with our 2018 adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, since our vested shares of Premier are held for investment and classified as available for sale, the $6 million increase in market value of these shares since December 31,2017 was recorded as an unrealized gain and included in “Other (income) expense, net” on our consolidated statements of income for the twelve-month period ended December 31, 2018. Prior to 2018, changes in the market value of our vested Premier stock were recorded to other comprehensive income/loss on our consolidated balance sheet.

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

Under these programs, including the impact of the Texas Uncompensated Care and Upper Payment Limit program, the Texas Delivery System Reform Incentive program, and various other state programs, we earned revenues (before Provider Taxes) of approximately $387 million during 2018, $357 million during 2017 and $327 million during 2016. These revenues were offset by Provider Taxes of approximately $179 million during 2018, $171 million during 2017, $166 million during 2016, which are recorded in other operating expenses on the Consolidated Statements of Income as included herein. The aggregate net benefit from these programs was $208 million during 2018, $186 million during 2017 and $161 million during 2016. The aggregate net benefit pursuant to these programs is earned from multiple states and therefore no particular state’s portion is individually material to our consolidated financial statements. In addition, under various disproportionate share hospital payment programs and the Nevada state plan amendment program, we earned revenues of $64 million in 2018, $55 million in 2017 and $53 million in 2016.

X) Recent Accounting Standards:  On January 1, 2018, we adopted ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which adds or clarifies guidance of the classification of certain cash receipts and payments in the statement of cash flows, and ASU 2016-18, Restricted Cash, which requires an entity to show the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows.  We adopted these ASUs by applying a retrospective transition method, which requires a restatement of our Consolidated Statement of Cash Flows for all periods presented.

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

In February, 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017.  We early adopted this ASU effective January 1, 2018, which required a cumulative-effect reclass from accumulated other comprehensive income to retained earnings.

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

2) ACQUISITIONS AND DIVESTITURES

Year ended December 31, 2018:

2018 Acquisitions of Assets and Businesses:

During 2018 we spent $110 million primarily to:

•	acquire The Danshell Group, consisting of 25 behavioral health facilities located in the U.K. (acquired during the third quarter of 2018), and;
•	acquire a 109-bed behavioral health care facility located in Gulfport, Mississippi (acquired during the first quarter of 2018).

The aggregate net purchase price of the facilities, which were acquired to enhance and expand our existing operations in the U.S. and the U.K., was allocated to assets and liabilities based on their preliminary estimated fair values as follows:

Amount (000s)
Working capital, net	$(3,988)
Property & equipment	59,520
Goodwill	45,090
Other assets	8,409
Income tax assets, net of deferred tax liabilities	1,749
Other	(316)
Cash paid in 2018 for acquisitions	$110,464

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

2018 Divestiture of Assets and Businesses:

During 2018, we received $13 million in connection with the sale of a business and property including The Limes, an 18-bed facility located in the UK.

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

2016 Divestiture of Assets and Businesses:

There were no divestitures during 2016.

3) FINANCIAL INSTRUMENTS

Fair Value Hedges:

During 2018, 2017 and 2016, we had no fair value hedges outstanding.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during 2018 and 2017 and determined the hedges to be highly effective. We also determined that any portion of the hedges deemed to be ineffective was de minimis and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. We do not anticipate nonperformance by our counterparties. We do not hold or issue derivative financial instruments for trading purposes.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from our counterparties.  We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At December 31, 2018, the fair value of our interest rate swaps was a net asset of $4 million which is included in net accounts receivable on the accompanying balance sheet.  At December 31, 2017, the fair value of our interest rate swaps was a net asset of $7 million, $4 million of which is included in net accounts receivable and $3 million of which is included in other assets on the accompanying balance sheet.

   Foreign Currency Forward Exchange Contracts:

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. The cash flows from these contracts are reported as operating activities in the consolidated statements of cash flows. In connection with these forward exchange contracts, we recorded net cash inflows of $66 million during 2018, net cash outflows of $64 million during 2017 and net cash inflows of $79 million during 2016.

Our open foreign exchange forward contracts are recorded at fair value with the corresponding gain or loss recorded in foreign currency translation adjustment within accumulated other comprehensive income. We consider inputs to determine fair value to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities.

4) LONG-TERM DEBT

A summary of long-term debt follows:

	December 31,
	2018	2017
	(amounts in thousands)
Long-term debt:
Notes payable and Mortgages payable (including obligations under capitalized leases of $19,941 in 2018 and $21,780 in 2017) and term loans with varying maturities through 2027; weighted average interest rates of 9.5% in 2018 and 9.1% in 2017 (see Note 7 regarding capitalized leases)	$20,159	$22,794
Revolving credit and on-demand credit facility	6,300	438,100
Term Loan A, net of unamortized discount of $708 in 2017	2,000,000	1,774,607
Term Loan B	500,000	—
Accounts receivable securitization program	390,000	419,500
3.75% Senior Secured Notes due 2019, net of unamortized discount of $69 in 2017	—	299,931
4.75% Senior Secured Notes due 2022, including unamortized premium of $3,460 in 2018 and $4,430 in 2017 and net of unamortized discount of $97 in 2018 and $124 in 2017	703,363	704,306
5.00% Senior Secured Notes due 2026	400,000	400,000
Total debt before unamortized financing costs	4,019,822	4,059,238
Less-Unamortized financing costs	(21,189)	(19,229)
Total debt after unamortized financing costs	3,998,633	4,040,009
Less-Amounts due within one year (net of unamortized financing costs)	(63,446)	(545,619)
Long-term debt	$3,935,187	$3,494,390

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

The Sixth Amendment amended the Senior Credit Facility to, among other things: (i) increase the aggregate amount of the revolving credit facility to $1 billion (increase of $200 million over the $800 million previous commitment); (ii) increase the aggregate amount of the tranche A term loan commitments to $2 billion, which represents the outstanding borrowings as of December 31, 2018 (increase of approximately $290 million over the $1.71 billion of outstanding borrowings prior to the amendment), and; (iii) extended the maturity date of the revolving credit and tranche A term loan facilities to October 23, 2023 from August 7, 2019.

On October 31, 2018, we added a seven-year tranche B term loan facility in the aggregate principal amount of $500 pursuant (which represents the outstanding borrowings as of December 31, 2018) to the Senior Credit Agreement. The tranche B term loan matures on October 31, 2025.  We used the proceeds to repay borrowings under the revolving credit facility, the Securitization, to redeem our $300 million, 3.75% Senior Notes that were scheduled to mature in 2019 and for general corporate purposes.

As of December 31, 2018, we had no borrowings outstanding pursuant to our $1 billion revolving credit facility and we had $960 million of available borrowing capacity net of $34 million of outstanding letters of credit and $6 million of outstanding borrowings pursuant to a short-term credit facility.

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

Borrowings under the Senior Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.375% to 0.625% for revolving credit and term loan A borrowings and 0.75% for tranche B borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.375% to 1.625% for revolving credit and term loan A borrowings and 1.75% for the tranche B term loan. As of December 31, 2018, the applicable margins were 0.375% for ABR-based loans and 1.375% for LIBOR-based loans under the revolving credit and term loan A facilities.  The revolving credit facility includes a $125 million sub-limit for letters of credit. The Senior Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Senior Credit Agreement includes a material adverse change clause that must be represented at each draw. The Senior Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We are compliant with all required covenants as of December 31, 2018 and 2017.

In late April, 2018, we entered into the sixth amendment to our accounts receivable securitization program (“Securitization”) dated as of October 27, 2010 with a group of conduit lenders, liquidity banks, and PNC Bank, National Association, as administrative agent, which provides for borrowings outstanding from time to time by certain of our subsidiaries in exchange for undivided security interests in their respective accounts receivable. The sixth amendment, among other things, extended the term of the Securitization program through April 26, 2021 and increased the borrowing capacity to $450 million (from $440 million previously). Although the program fee and certain other fees were adjusted in connection with the sixth amendment, substantially all other provisions of the Securitization program remained unchanged.  Pursuant to the terms of our Securitization program, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At December 31, 2018, we had $390 million of outstanding borrowings pursuant to the terms of the Securitization and $60 million of available borrowing capacity.

As of December 31, 2018, we had combined aggregate principal of $1.1 billion from the following senior secured notes:

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

Interest on the 2022 Notes is payable on February 1 and August 1 of each year until the maturity date of August 1, 2022.  Interest on the 2026 Notes is payable on June 1 and December 1 until the maturity date of June 1, 2026. The 2022 Notes and 2026 Notes were offered only to qualified institutional buyers under Rule 144A and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The 2022 Notes and 2026 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

On November 26, 2018 we redeemed the $300 million aggregate principal, 3.75% Senior Notes due in 2019. The 2019 Notes were redeemed for an aggregate price equal to 100.485% of the principal amount, resulting in a premium paid of approximately $1 million, plus accrued interest to the redemption date.

At December 31, 2018, the carrying value and fair value of our debt were each approximately $4.0 billion. At December 31, 2017, the carrying value and fair value of our debt were approximately $4.0 billion and $4.1 billion, respectively.  The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

The aggregate scheduled maturities of our total debt outstanding as of December 31, 2018 are as follows:

(000s)
2019	$63,446
2020	56,650
2021	496,696
2022	810,526
2023	1,707,476
Later	885,028
Total maturities before unamortized financing costs	4,019,822
Less-Unamortized financing costs	(21,189)
Total	$3,998,633

5) COMMON STOCK

Dividends

Cash dividends of $0.40 per share ($37.3 million in the aggregate) were declared and paid during 2018, $0.40 per share ($38.2 million in the aggregate) were declared and paid during 2017 and $0.40 per share ($38.9 million in the aggregate) were declared and paid during 2016.  All classes of our common stock have similar economic rights.

Stock Repurchase Programs

In December of 2018, our Board of Directors authorized a $500 million increase to our stock repurchase program, which increased the aggregate authorization to $1.7 billion from the previous $1.2 billion authorization approved during 2017, 2016 and 2014. Pursuant to this program, we may purchase shares of our Class B Common Stock, from time to time as conditions allow, on the open market or in negotiated private transactions.  There is no expiration date for our stock repurchase programs.

     The following schedule provides information related to our stock repurchase program for each of the three years ended December 31, 2018.  During 2018, 3,321,968 shares ($401.3 million) were repurchased pursuant to the terms of our stock repurchase program, 102,800 shares ($12.7 million in the aggregate) were repurchased in connection with the income tax withholding obligations resulting from the exercise of stock options and the vesting of restricted stock grants, and 11,224 shares were repurchased as a result of forfeited restricted shares.  During 2017, 2,960,843 shares ($322.2 million) were repurchased pursuant to the terms of our stock repurchase program, 305,278 shares ($34.2 million in the aggregate) were repurchased in connection with the income tax withholding obligations resulting from the exercise of stock options and the vesting of restricted stock grants and 10,791 shares were repurchased as a result of forfeited restricted shares.  During 2016, 2,512,592 shares ($289.9 million) were repurchased pursuant to the terms of our stock repurchase program, 468,228 shares ($57.0 million in the aggregate) were repurchased in connection with the income tax withholding obligations resulting from the exercise of stock options and the vesting of restricted stock grants and 2,500 shares were repurchased as a result of forfeited restricted shares.

	Additional dollars authorized for repurchase (in thousands)	Total number of shares purchased (a.)	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Aggregate purchase price paid for shares purchased as part of publicly announced program	Maximum number of dollars that may yet be purchased under the program (in thousands)
Balance as of January 1, 2016									$175,828
2016	$400,000	2,983,320	2,500	$0.01	2,512,592	$115.39	$346,890	$289,937	$285,891
2017	$400,000	3,266,121	10,791	$0.01	2,960,843	$108.83	$356,413	$322,231	$363,660
2018	$500,000	3,435,992	11,224	$0.01	3,321,968	$120.81	$414,002	$401,316	$462,344
Total for three year period ended December 31, 2018	$1,300,000	9,685,433	24,515	$0.01	8,795,403	$115.23	$1,117,305	$1,013,484

(a.)	Includes 11,224, 10,791 and 2,500 of restricted shares that were forfeited by former employees pursuant to the terms of our restricted stock purchase plan during 2018, 2017 and 2016, respectively.

Stock-based Compensation Plans

At December 31, 2018, we have a number of stock-based employee compensation plans. Pursuant to the FASB’s guidance, we expense the grant-date fair value of stock options and other equity-based compensation pursuant to the straight-line method over the stated vesting period of the award using the Black-Scholes option-pricing model.

Pre-tax compensation costs of $61.1 million during 2018, $54.3 million during 2017 and $45.8 million during 2016 were recognized related to outstanding stock options. In addition, pre-tax compensation costs of $5.5 million during 2018, $2.5 million during 2017 and $2.3 million during 2016 were recognized related to amortization of restricted stock and discounts provided in connection with shares purchased pursuant to our 2005 Employee Stock Purchase Plan.  As of December 31, 2018, there was approximately $110.8 million of unrecognized compensation cost related to unvested stock options and restricted stock which is expected to be recognized over the remaining average vesting period of 2.6 years.

The expense associated with stock-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $66.6 million in 2018, $56.7 million in 2017 and $48.1 million in 2016.

Effective January 1, 2017, we adopted ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which amends the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as income tax expense or benefit in the income statement in the reporting period in which they occur.  For the year ended December 31, 2018 and 2017, our provision for income taxes and our net income attributable to UHS were each favorably impacted by $1.2 million and $22.1 million, respectively, resulting from our adoption of ASU 2016-09. Additionally, effective with our modified retrospective adoption of ASU 2016-09 on January 1, 2017, excess income tax benefits related to stock based compensation amounting to $45.2 million during 2016 are reflected as cash inflows from operating activities in our Consolidated Statement of Cash Flows.  Prior to the adoption of ASU 2016-09, excess income tax benefits related to stock based compensation were reflected as cash inflows from financings activities in our Consolidated Statement of Cash Flows.

In 2005, we adopted the 2005 Stock Incentive Plan which was amended in 2008, 2010, 2015 and 2017 (the “Stock Incentive Plan”). An aggregate of 35.6 million shares of Class B Common Stock has been reserved under the Stock Incentive Plan. During

2018, 2017 and 2016, stock options, net of cancellations, of approximately 2.4 million, 2.9 million and 2.7 million, respectively, were granted. Stock options to purchase Class B Common Stock have been granted to our officers, key employees and members of our Board of Directors. Commencing in 2018, our key employees and non-executive officers began receiving a portion of their stock-based compensation in the form of restricted stock (as discussed below) in addition to receiving options to purchase Class B Common Stock.

The per option weighted-average grant-date fair value of options granted during 2018, 2017 and 2016 was $28.19, $27.05 and, $23.80,  respectively. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. Options are exercisable ratably over a four-year period beginning one year after the date of the grant. All outstanding options expire five years after the date of the grant. As of December 31, 2018, approximately 6.2 million shares of Class B Common Stock remain available for issuance pursuant to the Stock Incentive Plan.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were derived from averaging the number of options granted during the most recent five-year period. The weighted-average assumptions reflected below were based upon twenty-seven option grants for the five-year period ending December 31, 2018, twenty-seven option grants for the five-year period ending December 31, 2017 and twenty-seven option grants for the five-year period ending December 31, 2016.

Year Ended December 31,	2018	2017	2016
Volatility	27%	28%	31%
Interest rate	1%	1%	1%
Expected life (years)	3.4	3.4	3.4
Forfeiture rate	13%	10%	10%
Dividend yield	0.3%	0.4%	0.4%

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

The table below summarizes our stock option activity during each of the last three years:

Outstanding Options	Number of Shares	Average Option Price	Range (High-Low)
Balance, January 1, 2016	8,400,183	$80.50	$142.43-$36.95
Granted	2,945,550	$118.72	$138.00-$107.39
Exercised	(2,162,850)	$53.02	$117.29-$36.95
Cancelled	(412,750)	$103.01	$130.32-$36.95
Balance, January 1, 2017	8,770,133	$99.06	$142.43-$36.95
Granted	3,061,725	$124.38	$124.56-$110.15
Exercised	(1,734,409)	$64.41	$118.62-$36.95
Cancelled	(457,500)	$118.65	$142.43-$53.38
Balance, January 1, 2018	9,639,949	$112.40	$138.00-$53.38
Granted	2,567,653	$119.73	$127.29-$112.68
Exercised	(1,591,859)	$100.95	$124.56-$53.38
Cancelled	(940,952)	$121.07	$136.00-$78.17
Balance, December 31, 2018	9,674,791	$115.39	$138.00-$78.17
Outstanding options vested and exercisable as of December 31, 2018	3,724,179	$106.77	$138.00-$78.17

The following table provides information about unvested options for the year ending December 31, 2018:

	Shares	Weighted Average Grant Date Fair Value
Unvested options as of January 1, 2018	6,770,603	$24.16
Granted	2,567,653	$28.19
Vested	(2,568,379)	$22.60
Cancelled	(819,265)	$25.87
Unvested options as of December 31, 2018	5,950,612	$26.34

The following table provides information regarding all options outstanding at December 31, 2018:

	Options Outstanding	Options Exercisable
Number of options outstanding	9,674,791	3,724,179
Weighted average exercise price	$115.39	$106.77
Aggregate intrinsic value as of December 31, 2018	$43,806,400	$43,594,160
Weighted average remaining contractual life	2.6	1.4

The total in-the-money value of all stock options exercised during the years ended December 31, 2018, 2017 and 2016 were $39.9 million, $85.5 million and $149.4 million, respectively.

The weighted average remaining contractual life for options outstanding and weighted average exercise price per share for exercisable options at December 31, 2018 were as follows:

Exercise Price	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Exercisable Options	Weighted Average Exercise Price Per Share	Expected to Vest Options (a)	Weighted Average Exercise Price Per Share
	Shares			Shares		Shares
$78.17 – $96.98	1,134,475	$78.17	0.2	1,134,475	$78.17	N/A	$78.17
$102.21 – $118.60	1,788,801	117.14	1.3	1,183,150	117.25	572,521	117.14
$118.62 – $124.22	4,288,690	119.19	3.3	854,088	118.64	2,265,877	119.19
$124.44 – $138.00	2,462,825	124.65	3.2	552,466	124.68	1,575,926	124.65
Total	9,674,791	$115.39	2.6	3,724,179	$106.77	4,414,324	$120.82

(a)	Assumes a weighted average forfeiture rate of 13.06%.

Under our Amended and Restated 2010 Employees’ Restricted Stock Purchase Plan (the “Restricted Stock Plan”), which allows eligible participants to purchase shares of Class B Common Stock at par value, subject to certain restrictions, 600,000 shares of Class B Common Stock have been reserved.  During 2018, 2017 and 2016, restricted shares, net of cancellations, of approximately 136,571, 23,557, and 13,021, respectively, were granted and issued, with various ratable vesting periods ranging up to five years from the date of grant.  The weighted-average grant-date fair value of the restricted shares granted during 2018, 2017 and 2016 was $119.51, $118.14 and $120.26, respectively. The fair value of each restricted stock grant was determined as the closing UHS market price on the date of grant.  Restricted shares of Class B Common Stock have been granted to our officers and key employees.

In addition to the Stock Incentive Plan and the Restricted Stock Plan, we have our 2005 Employee Stock Purchase Plan (the “Employee Stock Plan”) which allows eligible employees to purchase shares of Class B Common Stock at a ten percent discount. There were 87,051, 86,693 and 75,792 and shares issued pursuant to the Employee Stock Purchase Plan during 2018, 2017 and 2016, respectively.

In connection with the Restricted Stock Plan and the Employee Stock Plan, we have reserved 2.6 million shares of Class B Common Stock for issuance and have issued approximately 1.6 million shares, net of cancellations, as of December 31, 2018. As of December 31, 2018, approximately 1.0 million shares of Class B Common Stock remain available for issuance pursuant to these plans.

At December 31, 2018, 24,230,875 shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock.

6) INCOME TAXES

Components of income tax expense/(benefit) are as follows (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Current
Federal	$195,862	$352,433	$368,957
Foreign	13,699	10,625	8,513
State	37,555	37,421	42,166
	247,116	400,479	419,636
Deferred
Federal	(6,216)	(36,998)	(12,092)
Foreign	(666)	24	2,463
State	(3,592)	192	(820)
	(10,474)	(36,782)	(10,449)
Total	$236,642	$363,697	$409,187

On December 22, 2017, the President of the United States signed into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “TCJA-17”). The TCJA-17 made broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations through the implementation of a territorial tax system; (5) creating a new limitation on deductible interest expense; and (6) limiting certain other deductions.  The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant has not obtained, prepared, or analyzed (including computations) all of the information needed in order to complete the accounting for certain income tax effects of the TCJA-17.  To the extent that a company’s accounting for certain income tax effects of the TCJA-17 is incomplete, a reasonable estimate should be recorded as a provisional amount in the financial statements during a measurement period not to extend beyond one year of the enactment date. We previously provided a provisional estimate of the effects of the TCJA-17 in the fourth quarter of 2017 financial statements.  In the fourth quarter of 2018, we completed our analysis to determine the effects of the TCJA-17 as follows:

Reduction of U.S. federal corporate tax rate:  The TCJA-17 reduces the corporate tax rate to 21 percent, effective January 1, 2018.  Deferred income taxes are based on the estimated future tax effects of differences between the financial statement carrying amounts and the tax bases of assets and liabilities under the provisions of the enacted tax laws.  For certain of our deferred tax assets and deferred tax liabilities, we have recorded a provisional decrease of $97 million and $127 million, respectively, with a corresponding net adjustment to deferred tax benefit of $30 million for the year ended December 31, 2017.  Upon completion of our 2017 U.S. Corporate Income Tax Return in the fourth quarter, an increase of $1 million attributable to certain deferred tax assets and a decrease of $5 million attributable to certain deferred tax liabilities was recorded resulting in an additional net deferred tax benefit of $6 million.

Deemed Repatriation Transition Tax:  The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of our foreign subsidiaries.  The one-time Transition Tax is based upon the amount of post-1986 E&P of the relevant subsidiaries, the amount of non-U.S. income tax paid on such earnings, as well as other factors.  We originally estimated and recorded a provisional Transition Tax obligation of $11.3 million. Upon completion of our 2017 U.S. Corporate Income Tax Return, the final Transition Tax increased by $100,000 for a total of $11.4 million.

The TCJA-17 contains two new anti-base erosion tax provisions, (1) the global intangible low-taxed income (“GILTI”) provisions and (2) the base erosion and anti-abuse tax (“BEAT”) provisions:

GILTI:  The GILTI provisions require the inclusion of the earnings of certain foreign subsidiaries in excess of an acceptable rate of return on certain assets of the respective subsidiaries in our U.S. tax return for tax years beginning after December 31, 2017. An accounting policy election was made during 2018 to treat taxes related to GILTI as a period cost when the tax is incurred. We recorded a GILTI tax provision of less than $1 million for the year ended December 31, 2018.

BEAT:  The BEAT provisions limit the deduction for U.S. tax base erosion related payments made by U.S. operations to related foreign affiliates. We do not have any tax expense related to BEAT included in our consolidated financial statements.

The foreign provision for income taxes is based on foreign pre-tax earnings of $84 million in 2018, $70 million in 2017 and $58 million in 2016. Prior to the TCJA-17, no deferred taxes were provided related to unremitted earnings from foreign subsidiaries. As a result of the mandatory repatriation tax provisions of the Transition Tax included in the TCJA-17, all undistributed earnings from foreign subsidiaries as of December 31, 2017, were subject to tax. Going forward, we anticipate repatriating only previously taxed foreign earnings subjected to the mandatory repatriation tax as well as any future earnings that would qualify for a full dividend received deduction permitted under the TCJA-17 for distributions post-December 31, 2017. As of December 31, 2018, the amount of previously taxed earnings and earnings that would qualify for a full dividend received deduction total $148 million. At this time, there are no material tax effects related to future cash repatriation of undistributed foreign earnings. As such, we have not recognized a deferred tax liability related to existing undistributed earnings.

Our provision for income taxes for the year ended December 31, 2018 and 2017 included tax benefits of $1 million and $22 million, respectively, related to the adoption of ASU 2016-09, which changes how companies account for certain aspects of share-based payments to employees. Under ASU 2016-09, excess tax benefits (when the deductible amount related to the settlement of employee equity awards for tax purposes exceeds the cumulative compensation cost recognized for financial reporting purposes) are no longer recorded in equity. Instead, we recognize these tax benefits (and deficiencies, if applicable) as a component of our tax provision. This reporting change is applied prospectively and prior period amounts are not restated (the excess tax benefit for the year ending December 31, 2016, related to the settlement of employee equity awards, was $45 million, and was recorded in equity). ASU 2016-09 requires companies to present excess tax benefits as an operating activity on the Consolidated Statement of Cash Flows rather than as a financing activity, as previously required. We have elected to apply the change to the Consolidated Statement of Cash Flows on a modified retrospective basis resulting in a reclassification of the excess income tax benefits related to stock-based compensation from financing activities to operating activities.

A reconciliation between the federal statutory rate and the effective tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	2.6%	2.2%	2.4%
Tax effects of foreign operations	-0.5%	-1.2%	-0.8%
Tax benefit from settlement of employee equity awards	-0.1%	-1.9%	0.0%
Enactment of the TCJA-17	-0.6%	-1.7%	0.0%
Other items	0.9%	0.2%	0.2%
Impact of income attributable to noncontrolling interests	-0.4%	-0.6%	-1.4%
Effective tax rate	22.9%	32.0%	35.4%

Our effective tax rates were 22.9%, 32.0% and 35.4% for the years ended December 31, 2018, 2017 and 2016, respectively. The decrease in our effective tax rate for the year ended December 31, 2018 as compared to 2017 is due primarily to the net favorable impact of the enactment of the TCJA-17, as discussed above, partially offset by a $21 million unfavorable change in the tax benefit resulting from our January 1, 2017 adoption of ASU 2016-09, as discussed above.  The decrease in our effective tax rate for the year ended December 31, 2017, as compared to 2016, is due primarily to the $22 million tax benefit recorded in 2017 resulting from our January 1, 2017 adoption of ASU 2016-09, the $19 million net favorable impact of the enactment of the TCJA-17 ($30 million favorable impact recorded during 2017 resulting from a reduction in our net deferred income tax liability, partially offset by an $11 million unfavorable impact recorded during 2017 resulting from a one-time repatriation tax, as discussed above), and the tax effects of our foreign operations in connection with our acquisition of Cambian Group, PLC’s adult services division (acquired in late December, 2016).

Included in “Other current assets” on our Consolidated Balance Sheet are prepaid federal and state income taxes amounting to approximately $24 million and $5 million as of December 31, 2018 and 2017, respectively.

As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018 under the TCJA-17, the deferred tax assets and liabilities were revalued with a provisional net deferred tax benefit of $30 million recorded in the consolidated statement of income for the year ended December 31, 2017.  Upon completion of our 2017 U.S. Corporate Income Tax Return, an increase of $1 million attributable to certain deferred tax assets and a decrease of $5 million attributable to certain deferred tax liabilities was recorded resulting in an additional net deferred tax benefit of $6 million.  The components of deferred taxes are as follows (amounts in thousands):

	Year Ended December 31,
	2018			2017
	Assets		Liabilities	Assets		Liabilities
Self-insurance reserves	$68,402	$		$64,181	$
Compensation accruals	74,124			63,021
Doubtful accounts and other reserves	27,184			20,809
Other currently non-deductible accrued liabilities	35,253			19,759
Depreciable and amortizable assets			257,896			226,389
State and foreign net operating loss carryforwards and other state and foreign deferred tax assets	86,315			76,439
Net pension liabilities – OCI only	4,475			2,825
Other combined items – OCI only			929			550
Other liabilities			2,045			1,824
	$295,753		$260,870	$247,034		$228,763
Valuation Allowance	(79,264)		0	(70,227)		0
Total deferred income taxes	$216,489		$260,870	$176,807		$228,763

At December 31, 2018, state net operating loss carryforwards (expiring in years 2019 through 2038), and credit carryforwards available to offset future taxable income approximated $1.12 billion representing approximately $75 million in deferred state tax benefit (net of the federal benefit); and state related interest expense carryforwards approximated $78 million representing approximately $4 million in deferred state tax benefit (net of the federal benefit). At December 31, 2018, there were foreign net operating losses and credit carryforwards of approximately $30 million, most of which are carried forward indefinitely, representing approximately $7 million in deferred foreign tax benefit.

A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on available evidence, it is more likely than not that certain of our state tax benefits will not be realized. Therefore, valuation allowances of approximately $75 million and $66 million have been reflected as of December 31, 2018 and 2017, respectively. During 2018, the valuation allowance on these state tax benefits increased by $9 million due to additional net operating losses incurred and state related interest expense carryforwards. In addition, valuation allowances of approximately $4 million have been reflected as of December 31, 2018 and 2017 related to foreign net operating losses and credit carryforwards.

During 2018 and 2017, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were increased less than $1 million due to tax positions taken in the current and prior years.  The balance at each of December 31, 2018 and 2017, if subsequently recognized, that would favorably affect the effective tax rate and the provision for income taxes is approximately $1 million  as of each date.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of December 31, 2018 and 2017, we have accrued interest and penalties of less than $1 million as of each date. The U.S. federal statute of limitations remains open for the 2015 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging for 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

The tabular reconciliation of unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016 is as follows (amounts in thousands):

	As of December 31,
	2018	2017	2016
Balance at January 1,	$1,096	$1,259	$1,982
Additions based on tax positions related to the current year	500	500	50
Additions for tax positions of prior years	62	47	74
Reductions for tax positions of prior years	0	0	(94)
Settlements	(105)	(710)	(753)
Balance at December 31,	$1,553	$1,096	$1,259

7) LEASE COMMITMENTS

Three of our hospital facilities are held under operating leases with Universal Health Realty Income Trust with two hospital terms expiring in 2021 and the third expiring in 2026 (see Note 9 for additional disclosure). We also lease the real property of certain facilities (see Item 2. Properties for additional disclosure).

A summary of property under capital lease follows (amounts in thousands):

	As of December 31,
	2018	2017
Land, buildings and equipment	$44,020	$44,740
Less: accumulated amortization	(30,646)	(29,628)
	$13,374	$15,112

Future minimum rental payments under lease commitments with a term of more than one year as of December 31, 2018, are as follows (amounts in thousands):

Year	Capital Leases	Operating Leases
2019	$3,996	$72,353
2020	3,345	59,492
2021	3,227	48,891
2022	3,508	35,233
2023	3,624	28,839
Later years	12,070	123,039
Total minimum rental	$29,770	$367,847
Less: Amount representing interest	(9,829)
Present value of minimum rental commitments	19,941
Less: Current portion of capital lease obligations	(2,128)
Long-term portion of capital lease obligations	$17,813

We assumed no capital lease obligations in 2018 or 2017 and assumed capital lease obligations of approximately $152,000 in 2016 in connection with the leases on certain real estate assets.  In the ordinary course of business, our facilities routinely lease equipment pursuant to new lease arrangements that will likely result in future lease and rental expense in excess of amounts indicated above.

8) COMMITMENTS AND CONTINGENCIES

Professional and General Liability, Workers’ Compensation Liability

Effective January, 2017, the vast majority of our subsidiaries are self-insured for professional and general liability exposure up to $5 million and $3 million per occurrence, respectively, subject to certain aggregate limitations.  Prior to January, 2017, the vast majority of our subsidiaries were self-insured for professional and general liability exposure up to $10 million and $3 million per occurrence, respectively. These subsidiaries are provided with several excess policies through commercial insurance carriers which provide for coverage in excess of the applicable per occurrence self-insured retention or underlying policy limits up to $250 million per occurrence and in the aggregate for claims incurred after 2013 and up to $200 million per occurrence and in the aggregate for claims incurred from 2011 through 2013. We remain liable for 10%, up to an annual aggregate limitation of $5 million ($8.5 million for facilities located in the U.K.), of the claims paid pursuant to the commercially insured excess coverage. In addition, from time to time based upon marketplace conditions, we may elect to purchase additional commercial coverage for certain of our facilities or businesses.  Our behavioral health care facilities located in the U.K. have policies through a commercial insurance carrier located in the U.K. that provides for £10 million of professional liability coverage and £25 million of general liability coverage.

As of December 31, 2018, the total the total accrual for our professional and general liability claims was $243 million, of which $42 million was included in current liabilities. As of December 31, 2017, the total accrual for our professional and general liability claims was $229 million, of which $54 million was included in current liabilities. During 2017, based upon a reserve analysis of our estimated future claims payments, we recorded an increase to our professional and general liability self-insurance reserves (relating to prior years) of $15 million. Our consolidated results of operations during 2018 and 2016 were not materially impacted by adjustments to our prior year reserves for professional and general liability claims.

As of December 31, 2018, the total accrual for our workers’ compensation liability claims was $72 million, of which $40 million was included in current liabilities.  As of December 31, 2017, the total accrual for our workers’ compensation liability claims was $70 million, of which $35 million was included in current liabilities.  Our consolidated results of operations during 2018, 2017 and 2016 were not materially impacted by adjustments to our prior year reserves for workers’ compensation claims.

Below is a schedule showing the changes in our general and professional liability and workers’ compensation reserves during the three years ended December 31, 2018 (amount in thousands):

	General and
	Professional	Workers’
	Liability	Compensation	Total
Balance at January 1, 2016	$203,973	$67,503	$271,476
Liabilities assumed in acquisition	0	661	661
Plus: Accrued insurance expense, net of commercial premiums paid	54,671	29,967	84,638
Less: Payments made in settlement of self-insured claims	(51,185)	(30,775)	(81,960)
Balance at January 1, 2017	207,459	67,356	274,815
Plus: Accrued insurance expense, net of commercial premiums paid	65,049	37,546	102,595
Less: Payments made in settlement of self-insured claims	(43,817)	(35,371)	(79,188)
Balance at January 1, 2018	228,691	69,531	298,222
Plus: Accrued insurance expense, net of commercial premiums paid	54,387	38,476	92,863
Less: Payments made in settlement of self-insured claims	(40,027)	(36,117)	(76,144)
Balance at December 31, 2018	$243,051	$71,890	$314,941

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

Other Contractual Commitments:

In addition to our long-term debt obligations as discussed in Note 4 - Long-Term Debt and our operating lease obligations as discussed in Note 7 - Lease Commitments, we have various other contractual commitments outstanding as of December 31, 2018 as follows: (i) other combined estimated future purchase obligations of $254 million related to a long-term contract with third-parties consisting primarily of certain revenue cycle data processing services for our acute care facilities ($57 million), expected future costs to be paid to a third-party vendor in connection with the ongoing operation of an electronic health records application and purchase implementation of a revenue cycle and other applications for our acute care facilities ($194 million) and estimated minimum liabilities for physician commitments expected to be paid in the future ($2 million); (ii) estimated construction commitment of $55million representing our share of the construction costs of two newly constructed behavioral health care facilities located in Washington and Arizona that we are required to build pursuant to joint-venture agreements with third-parties; (iii) combined estimated future payments of $201 million related to our non-contributory, defined benefit pension plan ($180 million consisting of estimated payments through 2088) and other retirement plan liabilities ($21 million), and; (iv) accrued and unpaid estimated claims expense incurred in connection with our commercial health insurers and self-insured employee benefit plans ($78 million).

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

Certain legal matters are described below:

Government Investigations:

UHS Behavioral Health

In February, 2013, the Office of Inspector General for the United States Department of Health and Human Services (“OIG”) served a subpoena requesting various documents from January, 2008 to the date of the subpoena directed at Universal Health Services, Inc. (“UHS”) concerning it and UHS of Delaware, Inc., and certain UHS owned behavioral health facilities including: Keys of Carolina, Old Vineyard Behavioral Health, The Meadows Psychiatric Center, Streamwood Behavioral Health, Hartgrove Hospital, Rock River Academy and Residential Treatment Center, Roxbury Treatment Center, Harbor Point Behavioral Health Center, f/k/a The Pines Residential Treatment Center, including the Crawford, Brighton and Kempsville campuses, Wekiva Springs Center and River Point Behavioral Health.   Prior to receipt of this subpoena, some of these facilities had received independent subpoenas from state or federal agencies. Subsequent to the February 2013 subpoenas, some of the facilities above have received additional, specific subpoenas or other document and information requests.  In addition to the OIG, the DOJ and various U.S. Attorneys’ and state Attorneys’ General Offices are also involved in this matter. Since February 2013, additional facilities have also received subpoenas and/or document and information requests or we have been notified are included in the omnibus investigation.  Those facilities include: National Deaf Academy, Arbour-HRI Hospital, Behavioral Hospital of Bellaire, St. Simons By the Sea, Turning Point Care Center, Salt Lake Behavioral Health, Central Florida Behavioral Hospital, University Behavioral Center, Arbour Hospital, Arbour-Fuller Hospital, Pembroke Hospital, Westwood Lodge, Coastal Harbor Health System, Shadow Mountain Behavioral Health, Cedar Hills Hospital, Mayhill Hospital, Southern Crescent Behavioral Health (Anchor Hospital and Crescent Pines campuses), Valley Hospital (AZ), Peachford Behavioral Health System of Atlanta, University Behavioral Health of Denton El Paso Behavioral Health System, Newport News Behavioral Health Center and The Hughes Center.

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

In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration (“AHCA”) subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the Medicare suspension remains in effect. In June 2017, AHCA advised that while they were maintaining the suspension for dual eligible and cross-over Medicare beneficiaries, the Medicaid payment suspension was lifted effective June 27, 2017. We cannot predict if and/or when the facility’s remaining suspended payments will resume in total. From inception through December 31, 2018, the aggregate funds withheld from us in connection with the River Point Behavioral Health payment suspension amounted to approximately $9 million. Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during 2018, 2017 or 2016, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

The DOJ has advised us that the civil aspect of the coordinated investigation referenced above is a False Claims Act investigation focused on billings submitted to government payers in relation to services provided at those facilities. While there have been various matters raised by DOJ during the pendency of this investigation, DOJ Civil has advised that the focus of their investigation is on medical necessity issues and billing for services not eligible for payment due to non-compliance with regulatory requirements relating to, among other things, admission eligibility, discharge decisions, length of stay and patient care issues. It is our understanding that the DOJ Criminal Fraud Section is investigating issues similar to those focused on by the DOJ Civil Division and the other related agencies involved in this matter. UHS denies any fraudulent billings were submitted to government payers; however, we are involved in settlement discussions with the DOJ Civil Division in an attempt to resolve this matter. During 2018, we recorded pre-tax increases to the reserve established in connection with the civil aspects of these matters amounting to $102 million increasing the aggregate pre-tax reserve to $123 million as of December 31, 2018 from $22 million as of December 31, 2017. Changes in the reserve may be required in future periods as discussions with the DOJ continue and additional information becomes available. We cannot predict the ultimate resolution of these matters and therefore can provide no assurance that final amounts paid in settlement or otherwise, if any, or associated costs, as well as the income tax deductibility of payments, will not differ materially from our established reserve and assumptions related to income tax deductibility.

DOJ investigation of Turning Point Hospital.

During the fourth quarter of 2018, we were notified that the DOJ Civil Division in conjunction with the U.S. Attorney’s Office for the Northern District of Georgia and the Georgia Attorney General’s Office have opened an investigation of Turning Point Hospital in Moultrie, GA.  The DOJ Civil Division has advised us that they are primarily investigating transportation and housing financial assistance provided to patients receiving treatment at the facility. The DOJ issued a civil investigative demand to the facility requesting various documents and other information.  At this time, we are unable to assess potential liability or damages, if any.

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

Shareholder Derivative Cases

In March 2017, a shareholder derivative suit was filed by plaintiff David Heed in the Court of Common Pleas of Philadelphia County. A notice of removal to the United States District Court for the Eastern District of Pennsylvania was filed (Case No. 2:17-cv-01476-LS). Plaintiff filed a motion to remand. In December 2017, the Court denied plaintiff’s motion to remand and has retained the case in federal court. In May, June and July 2017, additional shareholder derivative suits were filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in those cases are: Central Laborers’ Pension Fund (Case No. 17-cv-02187-LS); Firemen’s Retirement System of St. Louis (Case No. 17—cv-02317-LS); Waterford Township Police & Fire Retirement System (Case No. 17-cv-02595-LS); and Amalgamated Bank Longview Funds (Case No. 17-cv-03404-LS). The Fireman’s Retirement System case has since been voluntarily dismissed. The federal court has consolidated all of the cases pending in the Eastern District of Pennsylvania and has appointed co-lead plaintiffs and co-lead counsel. Lead Plaintiffs have filed a consolidated, amended complaint. We have filed a motion to dismiss the amended complaint. In addition, a shareholder derivative case was filed in Chancery Court in Delaware by the Delaware County Employees’ Retirement Fund (Case No. 2017-0475-JTL). In December 2017, the Chancery Court stayed this case pending resolution of other contemporaneous matters. Each of these cases have named certain current and former members of the Board of Directors individually and certain officers of Universal Health Services, Inc. as defendants.  UHS has also been named as a nominal defendant in these cases. The derivative cases make substantially similar allegations and claims as the shareholder class action relating to practices at our behavioral health facilities and board and corporate oversight of these facilities as well as claims relating to the stock trading by the individual defendants and company repurchase of shares during the relevant time period. The cases make claims of breaches of fiduciary duties by the named board members and officers; alleged violations of federal securities laws; and common law causes of action against the individual defendants including unjust enrichment, corporate waste, abuse of control, constructive fraud and gross mismanagement. The cases seek monetary damages allegedly incurred by the company; restitution and disgorgement of profits, benefits and other compensation from the individual defendants and various forms of equitable relief relating to corporate governance matters. The defendants deny liability and intend to defend these cases vigorously. At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with these matters.

Chowdary v. Universal Health Services, Inc., et. al.

This is a lawsuit filed in 1999 in state court in Hidalgo County, Texas by a physician and his professional associations alleging tortious interference with contractual relationships and retaliation against McAllen Medical Center in McAllen, Texas as well as Universal Health Services, Inc. The state court had entered a summary judgment order awarding plaintiff $3.85 million in damages.  With prejudgment interest, the total amount of the order amounted to approximately $9 million, for which a corresponding reserve had previously been included in our financial statements. The case was removed to federal court. During the first quarter of 2019, the federal court entered an order vacating the state court’s summary judgment. The parties have reached a preliminary settlement of this matter, pending finalization of settlement documentation, for an amount that did not have a material impact on our consolidated financial statements.

Disproportionate Share Hospital Payment Matter:

In late September, 2015, many hospitals in Pennsylvania, including seven of our behavioral health care hospitals located in the state, received letters from the Pennsylvania Department of Human Services (the “Department”) demanding repayment of allegedly excess Medicaid Disproportionate Share Hospital payments (“DSH”) for the federal fiscal year (“FFY”) 2011 amounting to approximately $4 million in the aggregate. Since that time, we have received similar requests for repayment for alleged DSH overpayments for FFYs 2012, 2013 and 2014. For FFY 2012, the claimed overpayment amounts to approximately $4 million. For FFY 2013, the claimed overpayments were initially approximately $7 million but have since been reduced to approximately $2 million due to a change in the Department’s calculations of the hospital specific DSH upper payment limit. For FFY 2014, the claimed overpayments were approximately $7 million. We filed administrative appeals for all of our facilities contesting the recoupment efforts for FFYs 2011 through 2014 as we believe the Department’s calculation methodology is inaccurate and conflicts with applicable federal and state laws and regulations. The Department has agreed to postpone the recoupment of the state’s share of the DSH payments until all hospital appeals are resolved but started recoupment of the federal share. Due to a change in the Pennsylvania Medicaid State Plan and implementation of a CMS-approved Medicaid Section 1115 Waiver, we do not believe the methodology applied by the Department to FFYs 2011 through 2014 is applicable to reimbursements received for Medicaid services provided after January 1, 2015 by our behavioral health care facilities located in Pennsylvania. We can provide no assurance that we will ultimately be successful in our legal and administrative appeals related to the Department’s repayment demands.  If our legal and administrative appeals are unsuccessful, our future consolidated results of operations and financial condition could be adversely impacted by these repayments.

Matters Relating to Psychiatric Solutions, Inc. (“PSI”):

The following matters pertain to PSI or former PSI facilities (owned by subsidiaries of PSI) which were in existence prior to the acquisition of PSI and for which we have assumed the defense as a result of our acquisition which was completed in November, 2010:

Department of Justice Investigation of Riveredge Hospital

In 2008, Riveredge Hospital in Chicago, Illinois received a subpoena from the DOJ requesting certain information from the facility. Additional requests for documents were also received from the DOJ in 2009 and 2010. The requested documents have been provided to the DOJ. All documents requested and produced pertained to the operations of the facility while under PSI’s ownership prior to our acquisition. We have recently been notified by the DOJ that there is no longer an investigation pending against Riveredge Hospital that is separate from the UHS Behavioral Health matter referenced above.

Department of Justice Investigation of Friends Hospital

In October, 2010, Friends Hospital in Philadelphia, Pennsylvania, received a subpoena from the DOJ requesting certain documents from the facility. The requested documents were collected and provided to the DOJ for review and examination. Another subpoena was issued to the facility in July, 2011 requesting additional documents, which have also been delivered to the DOJ. All documents requested and produced pertained to the operations of the facility while under PSI’s ownership prior to our acquisition. We have recently been notified by the DOJ that there is no longer an investigation pending against Friends Hospital that is separate from the UHS Behavioral Health matter referenced above.

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

9) RELATIONSHIP WITH UNIVERSAL HEALTH REALTY INCOME TRUST AND OTHER RELATED PARTY TRANSACTIONS

Relationship with Universal Health Realty Income Trust:

At December 31, 2018, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities.  The advisory agreement was Amended and Restated effective January 1, 2019.  Among other things, the Amended and Restated Advisory Agreement (the “Agreement”) eliminated the 20% annual incentive fee clause which we were previously entitled to under certain conditions (the incentive fee requirements have never been achieved). In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.  The advisory agreement was renewed by the Trust for 2019 at the same rate as the prior three years.  During 2018, 2017 and 2016, the advisory fee was computed at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $3.8 million during 2018, $3.6 million during 2017 and $3.3 million during 2016.

Our pre-tax share of income from the Trust was $1.4 million during 2018 which is included in other income, net, on the accompanying consolidated statements of income. Our pre-tax share of income from the Trust was $2.6 million during 2017 and $1.0 million during 2016, which are included in net revenues in the accompanying consolidated statements of income for each year. Included in our share of the Trust’s income for 2018, is income realized by the Trust in connection with hurricane-related insurance proceeds received in connection with the damage sustained from Hurricane Harvey in August, 2017.  Included in our share of the Trust’s income for 2017 was a gain realized by the Trust in connection with a divestiture of property that was completed during the first quarter of 2017, as well as insurance proceeds in excess of damaged Trust property. We received dividends from the Trust amounting to $2.1 million during each of 2018 and 2017 and $2.0 million during 2016.

The carrying value of our investment in the Trust was $7.5 million and $8.2 million at December 31, 2018 and 2017, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $48.3 million at December 31, 2018 and $59.2 million at December 31, 2017, based on the closing price of the Trust’s stock on the respective dates.

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

Total rent expense under the operating leases on the three hospital facilities with the Trust was $16.0 million during each of 2018 and 2017 and $15.9 million in 2016. Pursuant to the terms of the three hospital leases with the Trust, we have the option to renew the leases at the lease terms described above by providing notice to the Trust at least 90 days prior to the termination of the then current term. We also have the right to purchase the respective leased hospitals at the end of the lease terms or any renewal terms at their appraised fair market value as well as purchase any or all of the three leased hospital properties at the appraised fair market value upon one month’s notice should a change of control of the Trust occur.  In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.  During the second quarter of 2018, we exercised our 5-year renewal option on McAllen Medical Center which extended the lease term on this facility, at the existing lease rate, through December, 2026.

The table below details the renewal options and terms for each of our three acute care hospital facilities leased from the Trust:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2026	5	(a)
Wellington Regional Medical Center	$3,030,000	December, 2021	10	(b)
Southwest Healthcare System, Inland Valley Campus	$2,648,000	December, 2021	10	(b)

(a)	We have one 5-year renewal option at existing lease rates (through 2031).
(b)	We have two 5-year renewal options at fair market value lease rates (2022 through 2031).

In addition, certain of our subsidiaries are tenants in various medical office buildings and two free-standing emergency departments owned by the Trust or by limited liability companies in which the Trust holds 95% to 100% of the ownership interest.

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of our chief executive officer (“CEO”) and his wife. As a result of these agreements, as amended in October, 2016, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $28 million in premiums, and certain trusts owned by our CEO, would pay approximately $9 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than approximately $37 million representing the $28 million of aggregate premiums paid by us as well as the $9 million of aggregate premiums paid by the trusts. In connection with these policies, we paid approximately $1.1 million, net, and $1.2 million, net, in premium payments during 2018 and 2017, respectively.

In August, 2015, Marc D. Miller, our President and member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance.  During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO. Also in connection with this GPO agreement, we received shares of restricted stock of Premier which vest ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO.  We have elected to retain a portion of the previously vested shares of Premier, the market value of which is included in other assets on our consolidated balance sheet.  Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier on which the restrictions have lapsed was $56 million as of December 31, 2018 and $33 million as of December 31, 2017.  The $23 million increase in market value at December 31, 2018, as compared to December 31, 2017, consists of $17 million of additional vested shares and $6 million of increased market value.   In connection with our 2018 adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, since our vested shares of Premier are held for investment and classified as available for sale, the $6 million increase in market value of these shares since December 31, 2017 was recorded as an unrealized gain and included in “Other (income) expense, net” on our condensed consolidated statements of income for the twelve-month period ended December 31, 2018. Prior to 2018, changes in the market value of our vested Premier stock were recorded to other comprehensive income/loss on our consolidated balance sheet.

A member of our Board of Directors and member of the Executive Committee and Finance Committee is a partner in Norton Rose Fulbright US LLP, a law firm engaged by us for a variety of legal services.  The Board member and his law firm also provide personal legal services to our CEO and acts as trustee of certain trusts for the benefit of our CEO and his family.

10) REVENUE RECOGNITION

In May 2014 and March 2016, the FASB issued ASU 2014-09 and ASU 2016-08, “Revenue from Contracts with Customers (Topic 606)” and “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, respectively, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under the new standards, our estimate for amounts not expected to be collected based on historical experience will continue to be recognized as a reduction to net revenue. However, subsequent changes in estimate of collectability due to a change in the financial status of a payer, for example a bankruptcy, will be recognized as bad debt expense in operating charges.

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

In assessing collectability, we have elected the portfolio approach.  This portfolio approach is being used as we have large volume of similar contracts with similar classes of customers. We reasonably expect that the effect of applying a portfolio approach to a group of contracts would not differ materially from considering each contract separately.  Management’s judgment to group the contracts by portfolio is based on the payment behavior expected in each portfolio category.  As a result, aggregating all of the contracts (which are at the patient level) by the particular payer or group of payers, will result in the recognition of the same amount of revenue as applying the analysis at the individual patient level.

On January 1, 2018, we adopted the new accounting standard using the modified retrospective method. The information in comparative periods have not been restated and continues to be reported under the accounting standards in effect for those periods. In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated statements of income was as follows (in thousands):

		Balances Without
	As	Adoption	Effect
	Reported	ASC 606	of Change
For the twelve months ended December 31, 2018:
Net Revenue before provision for doubtful accounts		$11,846,088
Less: Provision for doubtful accounts		1,088,267
Net Revenues	$10,772,278	$10,757,821	$14,457

Other operating expenses	$2,614,687	$2,600,230	$14,457

We group our revenues into categories based on payment behaviors.  Each component has its own reimbursement structure which allows us to disaggregate the revenue into categories that share the nature and timing of payments.  The other patient revenue consists primarily of self-pay, government-funded non-Medicaid, and other.

The following table disaggregates our revenue by major source for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the year ended December 31, 2018
	Acute Care		Behavioral Health		Other	Total
Medicare	$1,296,152	23%	$579,723	12%		$1,875,875	17%
Managed Medicare	730,387	13%	199,003	4%		929,390	9%
Medicaid	487,197	9%	696,421	14%		1,183,618	11%
Managed Medicaid	554,438	10%	975,567	19%		1,530,005	14%
Managed Care (HMO and PPOs)	2,093,890	37%	1,395,980	28%		3,489,870	32%
UK Revenue	0	0%	504,721	10%		504,721	5%
Other patient revenue and adjustments, net	167,570	3%	483,417	10%		650,987	6%
Other non-patient revenue	390,271	7%	204,042	4%	13,499	607,812	6%
Total Net Revenue	$5,719,905	100%	$5,038,874	100%	$13,499	10,772,278	100%

	For the year ended December 31, 2017
	Acute Care		Behavioral Health		Other	Total
Medicare	$1,223,150	22%	$593,690	12%		$1,816,840	17%
Managed Medicare	630,083	11%	161,320	3%		791,403	8%
Medicaid	482,820	9%	723,544	15%		1,206,364	12%
Managed Medicaid	511,844	9%	876,907	18%		1,388,751	13%
Managed Care (HMO and PPOs)	1,949,435	36%	1,412,086	29%		3,361,521	32%
UK Revenue	0	0%	426,575	9%		426,575	4%
Other patient revenue and adjustments, net	219,056	4%	498,915	10%		717,971	7%
Other non-patient revenue	468,295	9%	213,682	4%	18,463	700,440	7%
Total Net Revenue	$5,484,683	100%	$4,906,719	100%	$18,463	10,409,865	100%

	For the year ended December 31, 2016
	Acute Care		Behavioral Health		Other	Total
Medicare	$1,114,911	22%	$614,182	13%		$1,729,093	18%
Managed Medicare	536,224	10%	143,554	3%		679,778	7%
Medicaid	424,934	8%	755,226	16%		1,180,160	12%
Managed Medicaid	444,164	9%	793,234	17%		1,237,398	13%
Managed Care (HMO and PPOs)	1,845,571	36%	1,407,458	30%		3,253,029	33%
UK Revenue	0	0%	241,098	5%		241,098	2%
Other patient revenue and adjustments, net	284,872	6%	456,350	10%		741,222	8%
Other non-patient revenue	462,274	9%	233,905	5%	8,253	704,432	7%
Total Net Revenue	$5,112,950	100%	$4,645,007	100%	$8,253	9,766,210	100%

11) PENSION PLAN

We maintain contributory and non-contributory retirement plans for eligible employees. Our contributions to the contributory plan amounted to $56.6 million, $50.1 million and $45.7 million in 2018, 2017 and 2016, respectively. The non-contributory plan is a defined benefit pension plan which covers employees of one of our subsidiaries. The benefits are based on years of service and the employee’s highest compensation for any five years of employment. Our funding policy is to contribute annually at least the minimum amount that should be funded in accordance with the provisions of ERISA.

For defined benefit pension plans, the benefit obligation is the “projected benefit obligation”, the actuarial present value, as of December 31 measurement date, of all benefits attributed by the pension benefit formula to employee service rendered to that date.  The amount of benefit to be paid depends on a number of future events incorporated into the pension benefit formula, including estimates of the average life of employees/survivors and average years of service rendered.  It is measured based on assumptions concerning future interest rates and future compensation levels. The following table shows the reconciliation of the defined benefit pension plan as of December 31, 2018 and 2017:

	2018	2017
	(000s)
Change in plan assets:
Fair value of plan assets at beginning of year	$118,667	$109,677
Actual return (loss) on plan assets	(7,522)	15,533
Benefits paid	(6,031)	(5,846)
Administrative expenses	(523)	(697)
Fair value of plan assets at end of year	$104,591	$118,667
Change in benefit obligation:
Benefit obligation at beginning of year	$116,056	$110,949
Service cost	689	721
Interest cost	4,063	4,465
Benefits paid	(6,031)	(5,846)
Actuarial (gain) loss	(6,350)	5,767
Benefit obligation at end of year	$108,427	$116,056
Amounts recognized in the Consolidated Balance Sheet:
Other non-current assets		2,611
Other non-current liabilities	3,836
Total amounts recognized at end of year	$3,836	$2,611

	2018	2017	2016
	(000s)
Components of net periodic cost (benefit)
Service cost	$689	$721	$926
Interest cost	4,063	4,465	4,997
Expected return on plan assets	(5,197)	(5,862)	(5,708)
Amortization of actuarial loss	—	863	3,072
Net periodic cost	$(445)	$187	$3,287

	2018	2017
Measurement Dates
Benefit obligations	12/31/2018	12/31/2017
Fair value of plan assets	12/31/2018	12/31/2017

	2018	2017
Weighted average assumptions as of December 31
Discount rate	4.03%	3.60%
Rate of compensation increase	4.00%	4.00%

	2018	2017	2016
Weighted-average assumptions for net periodic benefit cost calculations
Discount rate	3.60%	4.14%	4.34%
Expected long-term rate of return on plan assets	4.50%	5.50%	5.50%
Rate of compensation increase	4.00%	4.00%	4.00%

The accumulated benefit obligation for our pension plan represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels.  The accumulated benefit obligation for our plan was $108.3 million and $115.9 million as of December 31, 2018 and 2017, respectively. As of December 31, 2018, the accumulated benefit obligation exceeded the fair value of plan assets by $3.7 million. As of December 31, 2017, the fair value of plan assets exceeded the accumulated benefit obligation by $2.7 million.

We estimate that there will be no net loss or prior service cost amortized from accumulated other comprehensive income during 2019.

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

The market values of our pension plan assets at December 31, 2018 and December 31, 2017, reported using net asset value as a practical expedient, by asset category are as follows:

	2018	2017
Equities:
U.S. Large Cap	$7,711	$9,393
U.S. Mid Cap	2,309	2,937
U.S. Small Cap	2,094	3,005
International Developed	5,710	7,213
Emerging Markets	4,137	4,792
Fixed income:
Core Fixed Income	24,617	25,915
Long Duration Fixed Income	55,318	62,522
Real Estate:
REIT Fund	2,037	2,370
Cash/Currency:
Cash Equivalents	658	520
Total market value	$104,591	$118,667

To develop the expected long-term rate of return on plan assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

The following table shows expected benefit payments for the years ended December 31, 2019 through 2028 for our defined pension plan. There will be benefit payments under this plan beyond 2028.

Estimated Future Benefit Payments (000s)
2019	$6,595
2020	6,744
2021	6,834
2022	6,891
2023	6,921
2024-2028	34,270
Total	$68,255

	2018	2017
Plan Assets
Asset Category
Equity securities	21%	23%
Fixed income securities	76%	75%
Other	3%	2%
Total	100%	100%

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

	As of 12/31/2018	Permitted Range
Total Equity	21%	10-30%
Total Fixed Income	76%	70-90%
Other	3%	0-10%

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

12) SEGMENT REPORTING

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including, but not limited to, information technology, purchasing, reimbursement, accounting and finance, taxation, legal, advertising and design and construction. The chief operating decision making group for our acute care services and behavioral health care services is comprised of our Chief Executive Officer, the President and the Presidents of each operating segment. The Presidents for each operating segment also manage the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in this Annual Report on Form 10-K for the year ended December 31, 2018. The corporate overhead allocations, as reflected below, are utilized for internal reporting purposes and are comprised of each period’s projected corporate-level operating expenses (excluding interest expense). The overhead expenses are captured and allocated directly to each segment, to the extent possible, based upon each segment’s respective percentage of total operating expenses.

2018	Acute Care Hospital Services	Behavioral Health Services (a.)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$24,814,959	$9,735,521	$—	$34,550,480
Gross outpatient revenues	$14,967,313	$1,025,721	$—	$15,993,034
Total net revenues	$5,719,905	$5,038,874	$13,499	$10,772,278
Income (loss) before allocation of corporate overhead and income taxes	$708,680	$915,517	$(589,672)	$1,034,525
Allocation of corporate overhead	$(199,823)	$(161,282)	$361,105	$0
Income (loss) after allocation of corporate overhead and before income taxes	$508,857	$754,235	$(228,567)	$1,034,525
Total assets	$4,094,537	$6,786,369	$384,574	$11,265,480

2017	Acute Care Hospital Services	Behavioral Health Services (a.)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$21,888,207	$8,949,984	$—	$30,838,191
Gross outpatient revenues	$13,115,881	$993,409	$—	$14,109,290
Total net revenues	$5,484,683	$4,906,719	$18,463	$10,409,865
Income (loss) before allocation of corporate overhead and income taxes	$641,857	$968,974	$(475,822)	$1,135,009
Allocation of corporate overhead	$(182,713)	$(158,735)	$341,448	$0
Income (loss) after allocation of corporate overhead and before income taxes	$459,144	$810,239	$(134,374)	$1,135,009
Total assets	$3,849,214	$6,648,818	$263,796	$10,761,828

2016	Acute Care Hospital Services	Behavioral Health Services (a.)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$19,042,627	$8,017,585	$—	$27,060,212
Gross outpatient revenues	$11,374,098	$902,102	$—	$12,276,200
Total net revenues	$5,112,950	$4,645,007	$8,253	$9,766,210
Income (loss) before allocation of corporate overhead and income taxes	$557,472	$1,030,734	$(431,848)	$1,156,358
Allocation of corporate overhead	$(170,767)	$(154,843)	$325,610	$0
Income (loss) after allocation of corporate overhead and before income taxes	$386,705	$875,891	$(106,238)	$1,156,358
Total assets	$3,723,075	$6,440,195	$154,532	$10,317,802

(a.)

Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $505 million in 2018, $429 million in 2017 and $241 million in 2016.  Total assets at our U.K. behavioral health care facilities were approximately $1.224 billion as of December 31, 2018, $1.098 billion as of December 31, 2017 and $965 million as of December 31, 2016. In addition, included in our 2018 Behavioral Health Services operating segment Income (loss) before allocation of corporate overhead and income taxes is a pre-tax $49 million provision for asset impairment to reduce the carrying value of a tradename intangible asset.

13) QUARTERLY RESULTS (unaudited)

The quarterly financial data is prepared on the same basis as the audited annual financial statements, and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our results of operations for these periods. The following tables summarize the quarterly financial data for the two years ended December 31, 2018 and 2017:

2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Net revenues	$2,687,516	$2,681,353	$2,648,913	$2,754,496	$10,772,278
Net income	$228,669	$230,711	$174,881	$163,622	$797,883
Less: Net income attributable to noncontrolling interests	$4,837	$4,659	$3,135	$5,547	$18,178
Net income attributable to UHS	$223,832	$226,052	$171,746	$158,075	$779,705
Earnings per share attributable to UHS-Basic:
Total basic earnings per share	$2.37	$2.40	$1.85	$1.71	$8.35
Earnings per share attributable to UHS-Diluted:
Total diluted earnings per share	$2.36	$2.39	$1.84	$1.70	$8.31

The 2018 quarterly financial data presented above includes the following:

First Quarter:

•

an unfavorable $13.0 million pre-tax impact ($9.9 million, or $.11 per diluted share, net of taxes) increase in the reserve established in connection with the discussions with the Department of Justice related to the civil aspects of the government’s investigation of certain of our behavioral health care facilities (“ DOJ Reserve”);

•

a favorable after-tax impact of $1.6 million, or $.02 per diluted share, resulting from our January 1, 2017 adoption of ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”).

Second Quarter:

•	an unfavorable $9.5 million pre-tax impact ($7.2 million, or $.08 per diluted share, net of taxes) increase in the DOJ Reserve.

Third Quarter:

•	an unfavorable $48.0 million pre-tax impact ($36.6 million, or $.39 per diluted share, net of taxes) increase in the DOJ Reserve.

Fourth Quarter:

•	an unfavorable $31.9 million pre-tax impact ($24.5 million, or $.26 per diluted share, net of taxes) increase in the DOJ Reserve;
•	an unfavorable $49.3 million pre-tax impact ($37.7 million, or $.41 per diluted share, net of taxes) recorded in connection with provision for intangible asset impairment .

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Net revenues	$2,612,858	$2,612,356	$2,541,864	$2,642,787	$10,409,865
Net income	$210,527	$190,388	$145,362	$225,035	$771,312
Less: Net income attributable to noncontrolling interests	$4,472	$4,994	$4,117	$5,426	$19,009
Net income attributable to UHS	$206,055	$185,394	$141,245	$219,609	$752,303
Earnings per share attributable to UHS-Basic:
Total basic earnings per share	$2.13	$1.93	$1.48	$2.32	$7.86
Earnings per share attributable to UHS-Diluted:
Total diluted earnings per share	$2.12	$1.91	$1.47	$2.31	$7.81

The 2017 quarterly financial data presented above includes the following:

First Quarter:

•	an unfavorable $8.1 million pre-tax impact ($5.1 million, or $.05 per diluted share, net of taxes) recorded in connection with the implementation of electronic health records (“EHR”) applications;
•	a favorable after-tax impact of $6.8 million, or $.07 per diluted share, resulting from our January 1, 2017 adoption of ASU 2016-09.

Second Quarter:

•	an unfavorable $6.4 million pre-tax impact ($4.0 million, or $.04 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications;
•	a favorable after-tax impact of $1.4 million, or $.01 per diluted share, resulting from our January 1, 2017 adoption of ASU 2016-09.

Third Quarter:

•	an unfavorable $4.2 million pre-tax impact ($2.6 million, or $.03 per diluted share, net of taxes) recorded in connection with the implementation of EHR application;
•	a favorable after-tax impact of $487,000, or $.01 per diluted share, resulting from our January 1, 2017 adoption of ASU 2016-09.

Fourth Quarter:

•	an unfavorable $3.6 million pre-tax impact ($2.3 million, or $.03 per diluted share, net of taxes) recorded in connection with the implementation of EHR applications;
•	a favorable after-tax impact of $13.5 million, or $.14 per diluted share, resulting from our January 1, 2017 adoption of ASU 2016-09;
•

a favorable after-tax impact of $30.0 million, or $.32 per diluted share, resulting from a reduction in our net deferred income tax liability resulting from lower federal income tax rates beginning January 1, 2018 pursuant to the Tax Cuts and Jobs Act of 2017 (“TCJA-17”);

•

an unfavorable after-tax impact of $11.3 million, or $.12 per diluted share, resulting from the one-time repatriation tax incurred pursuant to the TCJA-17 (in connection with our behavioral health care facilities located in the U.K. and Puerto Rico).

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at	Charges to		Write-off of	Balance
	beginning	costs and	Acquisitions	uncollectible	at end
Valuation Allowance for Deferred Tax Assets:	of period	expenses	of business	accounts	of period
Year ended December 31, 2018	$70,227	$9,037	$-	$-	$79,264
Year ended December 31, 2017	$56,333	$13,894	$-	$-	$70,227
Year ended December 31, 2016	$52,567	$3,766	$-	$-	$56,333

	Balance at	Charges to			Balance
	beginning	costs and	Acquisitions		at end
Allowance for Doubtful Accounts Receivable:	of period	expenses	of business	Write-offs	of period
Year ended December 31, 2017 (a)	$410,374	$869,077	$-	$(799,162)	$480,289
Year ended December 31, 2016	$398,797	$741,578	$-	$(730,001)	$410,374

(a) Effective January 1, 2018, the Company adopted ASC 606 using a modified retrospective approach.  This schedule discloses allowance for doubtful accounts receivable for periods reported under ASC 605 only.