Form 10-Q
period 2019-03-31
UNIVERSAL HEALTH SERVICES INC
filed 2019-05-08
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-10765

UNIVERSAL HEALTH SERVICES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	23-2077891
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

UNIVERSAL CORPORATE CENTER

367 SOUTH GULPH ROAD

KING OF PRUSSIA, PENNSYLVANIA 19406

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (610) 768-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class B Common Stock, $0.01 par value	UHS	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of April 30, 2019:

Class A	6,577,100
Class B	82,882,673
Class C	661,688
Class D	18,573

UNIVERSAL HEALTH SERVICES, INC.

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2019. This Report modifies and supersedes documents filed prior to this Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Report.

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

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2019	2018
Net revenues	$2,804,391	$2,687,516
Operating charges:
Salaries, wages and benefits	1,365,546	1,300,148
Other operating expenses	644,780	620,819
Supplies expense	307,463	292,929
Depreciation and amortization	120,040	113,103
Lease and rental expense	26,125	26,703
	2,463,954	2,353,702
Income from operations	340,437	333,814
Interest expense, net	39,640	37,576
Other (income) expense, net	4,501	-
Income before income taxes	296,296	296,238
Provision for income taxes	58,898	67,569
Net income	237,398	228,669
Less: Net income attributable to noncontrolling interests	3,230	4,837
Net income attributable to UHS	$234,168	$223,832

Basic earnings per share attributable to UHS	$2.57	$2.37
Diluted earnings per share attributable to UHS	$2.57	$2.36

Weighted average number of common shares - basic	90,776	94,226
Add: Other share equivalents	191	457
Weighted average number of common shares and equivalents - diluted	90,967	94,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended March 31,
	2019	2018
Net income	$237,398	$228,669
Other comprehensive income (loss):
Unrealized derivative gains (losses) on cash flow hedges	(2,917)	2,124
Foreign currency translation adjustment	(14,262)	(4,341)
Other	-	2,367
Other comprehensive income (loss) before tax	(17,179)	150
Income tax expense (benefit) related to items of other comprehensive income (loss)	(2,466)	1,077
Total other comprehensive income (loss), net of tax	(14,713)	(927)
Comprehensive income	222,685	227,742
Less: Comprehensive income attributable to noncontrolling interests	3,230	4,837
Comprehensive income attributable to UHS	$219,455	$222,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$62,726	$105,220
Accounts receivable, net	1,602,405	1,509,909
Supplies	149,928	148,206
Other current assets	145,382	174,467
Total current assets	1,960,441	1,937,802

Property and equipment	8,733,367	8,563,455
Less: accumulated depreciation	(3,818,529)	(3,715,515)
	4,914,838	4,847,940
Other assets:
Goodwill	3,856,664	3,844,628
Deferred income taxes	5,350	5,280
Right of use assets-operating leases	342,032	0
Deferred charges	8,207	8,772
Other	633,745	621,058
Total Assets	$11,721,277	$11,265,480

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$71,991	$63,446
Accounts payable and accrued liabilities	1,355,717	1,253,714
Legal reserves	128,294	129,150
Operating lease liabilities	56,136	0
Federal and state taxes	44,628	2,428
Total current liabilities	1,656,766	1,448,738

Other noncurrent liabilities	364,334	361,809
Operating lease liabilities noncurrent	286,101	0
Long-term debt	3,821,938	3,935,187
Deferred income taxes	35,984	49,661
Redeemable noncontrolling interests	3,843	4,292

Equity:
UHS common stockholders’ equity	5,482,415	5,389,262
Noncontrolling interest	69,896	76,531
Total equity	5,552,311	5,465,793
Total Liabilities and Stockholders’ Equity	$11,721,277	$11,265,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2019

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2019	$4,292	$66	$841	$7	$0	$(409,156)	$5,793,262	$4,242	$5,389,262	$76,531	$5,465,793
Common Stock
Issued/(converted)	—	—	6	—	—	—	2,720	—	2,726	—	2,726
Repurchased	—	—	(10)	—	—	—	(137,219)	—	(137,229)	—	(137,229)
Restricted share-based compensation expense	—	—	—	—	—	—	1,523	—	1,523	—	1,523
Dividends paid	—	—	—	—	—	(9,081)	—	—	(9,081)	—	(9,081)
Stock option expense	—	—	—	—	—	—	15,759	—	15,759	—	15,759
Distributions to noncontrolling interests	(500)	—	—	—	—	—	—	—	—	(9,814)	(9,814)
Comprehensive income:
Net income to UHS / noncontrolling interests	51	—	—	—	—	—	234,168	—	234,168	3,179	237,347
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	(12,489)	(12,489)	—	(12,489)
Unrealized derivative losses on cash flow hedges, net of income tax	—	—	—	—	—	—	—	(2,224)	(2,224)	—	(2,224)
Subtotal - comprehensive income	51	—	—	—	—	—	234,168	(14,713)	219,455	3,179	222,634
Balance, March 31, 2019	$3,843	$66	$837	$7	$—	$(418,237)	$5,910,213	$(10,471)	$5,482,415	$69,896	$5,552,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2018

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2018	$6,702	$66	$869	$7	$0	$(371,814)	$5,353,209	$7,177	$4,989,514	$61,922	$5,051,436
Common Stock
Issued/(converted)	—	—	2	—	—	—	2,664	—	2,666	—	2,666
Repurchased	—	—	(1)	—	—	—	(9,440)	—	(9,441)	—	(9,441)
Restricted share-based compensation expense	—	—	—	—	—	—	545	—	545	—	545
Dividends paid	—	—	—	—	—	(9,422)	—	—	(9,422)	—	(9,422)
Stock option expense	—	—	—	—	—	—	18,879	—	18,879	—	18,879
Distributions to noncontrolling interests	(500)	—	—	—	—	—	—	—	—	(3,717)	(3,717)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	7,213	7,213
Comprehensive income:
Net income to UHS / noncontrolling interests	(121)	—	—	—	—	—	223,832	—	223,832	4,958	228,790
Foreign currency translation adjustments	—	—	—	—	—	—	—	(4,341)	(4,341)	—	(4,341)
Other, net of income tax	—	—	—	—	—	—	—	1,795	1,795	—	1,795
Unrealized derivative gains on cash flow hedges, net of income tax	—	—	—	—	—	—	—	1,619	1,619	—	1,619
Subtotal - comprehensive income	(121)	—	—	—	—	—	223,832	(927)	222,905	4,958	227,863
Balance, March 31, 2018	$6,081	$66	$870	$7	$—	$(381,236)	$5,589,689	$6,250	$5,215,646	$70,376	$5,286,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Three months ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$237,398	$228,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	120,040	113,134
Stock-based compensation expense	17,591	19,700
Gain on sale of assets and businesses	0	(703)
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(101,619)	(72,526)
Accrued interest	(2,687)	(6,209)
Accrued and deferred income taxes	52,291	61,674
Other working capital accounts	107,878	59,032
Other assets and deferred charges	(3,771)	(5,438)
Other	(38,298)	8,211
Accrued insurance expense, net of commercial premiums paid	24,398	23,125
Payments made in settlement of self-insurance claims	(22,320)	(18,765)
Net cash provided by operating activities	390,901	409,904

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(169,848)	(189,041)
Acquisition of property and businesses	0	(20,931)
Inflows (outflows) from foreign exchange contracts that hedge our net U.K. investment	12,895	(45,853)
Proceeds received from sales of assets and businesses	0	839
Costs incurred for purchase and implementation of information technology applications	(9,678)	(8,570)
Decrease in capital reserves of commercial insurance subsidiary	0	100
Investment in, and advances to, joint ventures and other	(879)	(8,675)
Net cash used in investing activities	(167,510)	(272,131)

Cash Flows from Financing Activities:
Reduction of long-term debt	(114,540)	(140,676)
Additional borrowings	8,700	20,500
Repurchase of common shares	(143,785)	(9,441)
Dividends paid	(9,081)	(9,422)
Issuance of common stock	2,726	2,545
Profit distributions to noncontrolling interests	(10,314)	(4,217)
Net cash used in financing activities	(266,294)	(140,711)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	794	1,857

Decrease in cash, cash equivalents and restricted cash	(42,109)	(1,081)
Cash, cash equivalents and restricted cash, beginning of period	199,685	167,297
Cash, cash equivalents and restricted cash, end of period	$157,576	$166,216

Supplemental Disclosures of Cash Flow Information:
Interest paid	$41,050	$41,539
Income taxes paid, net of refunds	$5,087	$2,749
Noncash purchases of property and equipment	$71,987	$84,708
Right-of-use assets obtained in exchange for lease obligations	$355,981	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended March 31, 2019. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

The condensed consolidated interim financial statements include the accounts of our majority-owned subsidiaries and partnerships and limited liability companies controlled by us, or our subsidiaries, as managing general partner or managing member. The condensed consolidated interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments (consisting only of normal recurring adjustments) which, in our opinion, are necessary to fairly state results for the interim periods. Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, significant accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At March 31, 2019, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. The advisory agreement was Amended and Restated effective January 1, 2019.  Among other things, the Amended and Restated Advisory Agreement (the “Agreement”) eliminated the 20% annual incentive fee clause which we were previously entitled to under certain conditions (the incentive fee requirements have never been achieved).  The advisory agreement was renewed by the Trust for 2019 at the same rate as the prior three years. During 2018, 2017 and 2016, the advisory fee was computed at 0.70% of the Trust’s average invested real estate assets. During the three-month periods ended March 31, 2019 and 2018, we earned an advisory fee from the Trust, which was computed at 0.70% of the Trust’s average invested real estate assets, and is included in net revenues in the accompanying consolidated statements of income, of approximately $1.0 million and $904,000, respectively.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust, which is included in other income in the accompanying consolidated statements of income, was approximately $300,000 and $284,000 during the three-month periods ended March 31, 2019 and 2018, respectively. We received dividends from the Trust amounting to $531,000 and $524,000 during the three month periods ended March 31, 2019 and 2018, respectively.  The carrying value of our investment in the Trust was approximately $7.3 million and $7.5 million at March 31, 2019 and December 31, 2018, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $59.6 million at March 31, 2019 and $48.3 million at December 31, 2018, based on the closing price of the Trust’s stock on the respective dates.

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

Total rent expense under the operating leases on the three hospital facilities reflected in the table below was approximately $4 million during each of the three months ended March 31, 2019 and 2018. Pursuant to the terms of the three hospital leases with the Trust, we have the option to renew the leases at the lease terms described above and below by providing notice to the Trust at least 90 days prior to the termination of the then current term. We also have the right to purchase the respective leased hospitals at the end of the lease terms or any renewal terms at their appraised fair market value as well as purchase any or all of the three leased hospital properties at the appraised fair market value upon one month’s notice should a change of control of the Trust occur. In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

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

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of Alan B. Miller (our chief executive officer (“CEO”) and his wife. As a result of these agreements, as amended in October, 2016, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $28 million in premiums, and certain trusts owned by our CEO, would pay approximately $9 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than approximately $37 million representing the $28 million of aggregate premiums paid by us as well as the $9 million of aggregate premiums paid by the trusts. In connection with these policies, we will pay/we paid approximately $1.1 million, net, in premium payments during each of the 2019 and 2018 years.

In August, 2015, Marc D. Miller, our President and member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance.  During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO. Also in connection with this GPO agreement, we received shares of restricted stock of Premier which vest ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO.  We have elected to retain a portion of the previously vested shares of Premier, the market value of which is included in other assets on our consolidated balance sheet.  Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier on which the restrictions have lapsed was $51 million as of March 31, 2019 and $56 million as of December 31, 2018.    In connection with our adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, since our vested shares of Premier are held for investment and classified as available for sale, the $4 million decrease in market value of these shares since December 31, 2018 was recorded as an unrealized loss and included in “Other (income) expense, net” on our condensed consolidated statements of income for the three-month period ended March 31, 2019.

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

As of March 31, 2019, outside owners held noncontrolling, minority ownership interests of: (i) 20% in an acute care facility located in Washington, D.C.; (ii) approximately 11% in an acute care facility located in Texas; (iii) 20% and 30% in two behavioral health care facilities located in Pennsylvania and Ohio, respectively; (iv) approximately 5% in an acute care facility located in Nevada, and; (v) approximately 20% in a behavioral health care facility located in Spokane, Washington.  The noncontrolling interest and redeemable noncontrolling interest balances of $70 million and $4 million, respectively, as of March 31, 2019, consist primarily of the third-party ownership interests in these hospitals.

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

(4) Treasury

Credit Facilities and Outstanding Debt Securities:

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

The Sixth Amendment amended the Senior Credit Agreement to, among other things: (i) increase the aggregate amount of the revolving credit facility to $1 billion (increase of $200 million over the $800 million previous commitment); (ii) increase the aggregate amount of the tranche A term loan commitments to $2 billion (increase of approximately $290 million over the $1.71 billion of outstanding borrowings prior to the amendment), and; (iii) extended the maturity date of the revolving credit and tranche A term loan facilities to October 23, 2023 from August 7, 2019.

On October 31, 2018, we added a seven-year tranche B term loan facility in the aggregate principal amount of $500 million pursuant to the Senior Credit Agreement. The tranche B term loan matures on October 31, 2025.  We used the proceeds to repay borrowings under the revolving credit facility, the Securitization, to redeem our $300 million, 3.75% Senior Notes that were scheduled to mature in 2019 and for general corporate purposes.

As of March 31, 2019, we had no borrowings outstanding pursuant to our $1 billion revolving credit facility and we had $973 million of available borrowing capacity net of $12 million of outstanding letters of credit and $15 million of outstanding borrowings pursuant to a short-term credit facility.

Pursuant to the terms of the Sixth Amendment, the tranche A term loan, which had $1.988 billion of borrowings outstanding as of March 31, 2019, provides for eight installment payments of $12.5 million per quarter, covering the period of March of 2019 through December of 2020, followed by payments of $25 million per quarter, commencing in March of 2021 until maturity in October of 2023, when all outstanding amounts will be due.

The tranche B term loan, which had $499 million of borrowings outstanding as of March 31, 2019, provides for installment payments of $1.25 million per quarter, which commenced on March 31, 2019 until maturity in October of 2025, when all outstanding amounts will be due.

Borrowings under the Senior Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.375% to 0.625% for revolving credit and term loan A borrowings and 0.75% for tranche B borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.375% to 1.625% for revolving credit and term loan A borrowings and 1.75% for the tranche B term loan. As of March 31, 2019, the applicable margins were 0.50% for ABR-based loans and 1.50% for LIBOR-based loans under the revolving credit and term loan A facilities.  The revolving credit facility includes a $125 million sub-limit for letters of credit. The Senior Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Senior Credit Agreement includes a material adverse change clause that must be represented at each draw. The Senior Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of March 31, 2019 and December 31, 2018.

In late April, 2018, we entered into the sixth amendment to our accounts receivable securitization program (“Securitization”) dated as of October 27, 2010 with a group of conduit lenders, liquidity banks, and PNC Bank, National Association, as administrative agent, which provides for borrowings outstanding from time to time by certain of our subsidiaries in exchange for undivided security interests in their respective accounts receivable. The sixth amendment, among other things, extended the term of the Securitization program through April 26, 2021 and increased the borrowing capacity to $450 million (from $440 million previously). Although the program fee and certain other fees were adjusted in connection with the sixth amendment, substantially all other provisions of the Securitization program remained unchanged.  Pursuant to the terms of our Securitization program, substantially all of the patient-

related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At March 31, 2019, we had $290 million of outstanding borrowings pursuant to the terms of the Securitization and $160 million of available borrowing capacity.

As of March 31, 2019, we had combined aggregate principal of $1.1 billion from the following senior secured notes:

•	$700 million aggregate principal amount of 4.75% senior secured notes due in August, 2022 (“2022 Notes”) which were issued as follows:
•	$300 million aggregate principal amount issued on August 7, 2014 at par.
•	$400 million aggregate principal amount issued on June 3, 2016 at 101.5% to yield 4.35%.

•	$400 million aggregate principal amount of 5.00% senior secured notes due in June, 2026 (“2026 Notes”) which were issued on June 3, 2016.

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

At March 31, 2019, the carrying value and fair value of our debt were each approximately $3.9 billion.  At December 31, 2018, the carrying value and fair value of our debt were each approximately $4.0 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during the first three months of 2019 and the full year of 2018 and determined the hedges to be highly effective. Although we do not anticipate nonperformance by our counterparties to interest rate swap agreements, the counterparties expose us to credit risk in the event of nonperformance. We do not hold or issue derivative financial instruments for trading purposes.

During 2015, we entered into nine forward starting interest rate swaps whereby we paid a fixed rate on a total notional amount of $1.0 billion and received one-month LIBOR. The average fixed rate payable on these swaps, all of which matured on April 15, 2019, was 1.31%. These interest rates swaps consisted of:

•Four forward starting interest rate swaps, entered into during the second quarter of 2015, whereby we paid a fixed rate on a total notional amount of $500 million and received one-month LIBOR. Each of the four swaps became effective on July 15, 2015 and matured on April 15, 2019. The average fixed rate payable on these swaps was 1.40%;

•Four forward starting interest rate swaps, entered into during the third quarter of 2015, whereby we paid a fixed rate on a total notional amount of $400 million and received one-month LIBOR. One swap on a notional amount of $100 million became effective on July 15, 2015, two swaps on a total notional amount of $200 million became effective on September 15, 2015 and another swap on a notional amount of $100 million became effective on December 15, 2015. All of these swaps matured on April 15, 2019 and the average fixed rate payable was 1.23%, and;

•One interest rate swap, entered into during the fourth quarter of 2015, whereby we paid a fixed rate on a total notional amount of $100 million and received one-month LIBOR. The swap became effective on December 15, 2015 and matured on April 15, 2019.  The fixed rate payable on this swap was 1.21%.

Foreign Currency Forward Exchange Contracts:

In August 2017, the FASB issued new guidance on hedge accounting (ASU 2017-12) that is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The new guidance amends the presentation and disclosure requirements, and changes how companies assess effectiveness. The Company adopted this guidance as of January 1, 2019 and applied to all existing hedges as of the adoption date.

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. In conjunction with the January 1, 2019 adoption of ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities”, we reclassified our presentation of the net cash inflows or outflows, which were received or paid in connection with foreign exchange contracts that hedge our net investment in foreign operations against movements in exchange rates, to investing cash flows on the consolidated statements of cash flows.  As previously disclosed within our footnotes, these cash flows were formerly reported as operating activities.  Prior period amounts have been reclassified from net cash provided by operating activities to net cash used in investing activities to conform with the current year presentation on the consolidated statements of cash flows. In connection with these forward exchange contracts, we recorded net cash inflows of $13 million during the three-month period ended March 31, 2019 and net cash outflows of $46 million during the three-month period ended March 31, 2018.

Derivatives Hedging Relationships:

The following table presents the effects of our interest rate swap agreements and our foreign currency foreign exchange contracts on our results of operations for the three month periods ended March 31, 2019 and 2018 (in thousands):

	Gain/(Loss) recognized in AOCI
	March 31,	March 31,
	2019	2018
Cash Flow Hedge relationships
Interest rate swap agreements (a)	$(2,917)	$2,124

Net Investment Hedge relationships
Foreign currency foreign exchange contracts (b)	$5,221	$(45,853)
(a)	The amount of gain reclassified out of AOCI into Interest expense, net was $2.9 million and $709,000 during the three month periods ended March 31, 2019 and 2018, respectively.
(b)

The amount reclassified out of AOCI into Other (income) expense, net includes the net effect of a $3.8 million gain offset by a $3.8 million loss recorded on repatriation of cash related to our net investment in the U.K. for the three month period ended March 31, 2019.  There were no amounts reclassified out of AOCI for the three month period ended March 31, 2018.

No other gains or losses were recognized in income related to derivatives in Subtopic 815-20.

Cash, Cash Equivalents and Restricted Cash:

Cash, cash equivalents, and restricted cash as reported in the condensed consolidated statements of cash flows are presented separately on our condensed consolidated balance sheets as follow (in thousands):

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$62,726	$105,220
Restricted cash and cash equivalents (a)	94,850	94,465
Total cash, cash equivalents and restricted cash	$157,576	$199,685

(a) Restricted cash and cash equivalents is included in other assets on the accompanying consolidated balance sheet.

(5) Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The following fair value hierarchy classifies the inputs to valuation techniques used to measure fair value into one of three levels:

•	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.
•

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These included quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at		Basis of Fair Value Measurement
(in thousands)	March 31, 2019	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$106,916	Other assets	$106,916	$
Certificates of deposit	5,415	Other assets	5,415
Available for sale securities	51,337	Other assets	51,337
Deferred compensation assets	33,778	Other assets	33,778
Interest rate swap agreements	1,008	Accounts receivable, net		1,008
Foreign currency exchange contracts	(2,579)	Other current assets		(2,579)
	$195,875		$197,446	$(1,571)	-
Liabilities:
Deferred compensation liabilities	$33,778	Other noncurrent liabilities	$33,778
	$33,778		$33,778	-	-

	Balance at		Basis of Fair Value Measurement
(in thousands)	December 31, 2018	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$106,530	Other assets	$106,530	$
Certificates of deposit	5,415	Other assets	5,415
Available for sale securities	55,594	Other assets	55,594
Deferred compensation assets	32,998	Other assets	32,998
Interest rate swap agreements	3,925	Accounts Receivable, net		3,925
Foreign currency exchange contracts	8,908	Other current assets		8,908
	$213,370		$200,537	$12,833	-
Liabilities:
Deferred compensation liabilities	$32,998	Other noncurrent liabilities	$32,998
	$32,998		$32,998	-	-

The fair value of our money market mutual funds, certificates of deposit and available for sale securities are computed based upon quoted market prices in active market. The fair value of deferred compensation assets and offsetting liability are computed based on market prices in an active market held in a rabbi trust.  The fair value of our interest rate swaps are based on quotes from our counter parties.  The fair value of our foreign currency exchange contracts is valued using quoted forward exchange rates and spot rates at the reporting date.

(6) Commitments and Contingencies

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

As of March 31, 2019, the total accrual for our professional and general liability claims was $246 million, of which $42 million was included in current liabilities.  As of December 31, 2018, the total accrual for our professional and general liability claims was $243 million, of which $42 million was included in current liabilities.

As of March 31, 2019, the total accrual for our workers’ compensation liability claims was $71 million, of which $40 million was included in current liabilities.  As of December 31, 2018, the total accrual for our workers’ compensation liability claims was $72 million, of which $40 million was included in current liabilities.

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

Other

Our accounts receivable as of March 31, 2019 and December 31, 2018 include amounts due from Illinois of approximately $34 million and $32 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $19 million as of March 31, 2019 and $18 million as of December 31, 2018, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. Although the accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due to us from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

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

Certain legal matters are described below:

Government Investigations:

UHS Behavioral Health

In February, 2013, the Office of Inspector General for the United States Department of Health and Human Services (“OIG”) served a subpoena requesting various documents from January, 2008 to the date of the subpoena directed at Universal Health Services, Inc. (“UHS”) concerning it and UHS of Delaware, Inc., and certain UHS owned behavioral health facilities including: Keys of Carolina, Old Vineyard Behavioral Health, The Meadows Psychiatric Center, Streamwood Behavioral Health, Hartgrove Hospital, Rock River Academy and Residential Treatment Center, Roxbury Treatment Center, Harbor Point Behavioral Health Center, f/k/a The Pines Residential Treatment Center, including the Crawford, Brighton and Kempsville campuses, Wekiva Springs Center and River Point Behavioral Health.   Prior to receipt of this subpoena, some of these facilities had received independent subpoenas from state or federal agencies. Subsequent to the February 2013 subpoenas, some of the facilities above have received additional, specific subpoenas or other document and information requests.  In addition to the OIG, the DOJ and various U.S. Attorneys’ and state Attorneys’ General Offices are also involved in this matter. Since February 2013, additional facilities have also received subpoenas and/or document and information requests or we have been notified are included in the omnibus investigation.  Those facilities include: National Deaf Academy, Arbour-HRI Hospital, Behavioral Hospital of Bellaire, St. Simons By the Sea, Turning Point Care Center, Salt Lake Behavioral Health, Central Florida Behavioral Hospital, University Behavioral Center, Arbour Hospital, Arbour-Fuller Hospital, Pembroke Hospital, Westwood Lodge, Coastal Harbor Health System, Shadow Mountain Behavioral Health, Cedar Hills Hospital, Mayhill Hospital, Southern Crescent Behavioral Health (Anchor Hospital and Crescent Pines campuses), Valley Hospital (AZ), Peachford Behavioral Health System of Atlanta, University Behavioral Health of Denton, El Paso Behavioral Health System, Newport News Behavioral Health Center, The Hughes Center and Forest View Hospital.

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

In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration (“AHCA”) subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the Medicare suspension remains in effect. In June 2017, AHCA advised that while they were maintaining the suspension for dual eligible and cross-over Medicare beneficiaries, the Medicaid payment suspension was lifted effective June 27, 2017. We cannot predict if and/or when the facility’s remaining suspended payments will resume in total. From inception through March 31, 2019, the aggregate funds withheld from us in connection with the River Point Behavioral Health payment suspension amounted to approximately $9 million. Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during the three-month period ended March 31, 2019 or the year ended December 31, 2018, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

The DOJ has advised us that the civil aspect of the coordinated investigation referenced above is a False Claims Act investigation focused on billings submitted to government payers in relation to services provided at those facilities. While there have been various matters raised by DOJ during the pendency of this investigation, DOJ Civil has advised that the focus of their investigation is on medical necessity issues and billing for services not eligible for payment due to non-compliance with regulatory requirements relating to, among other things, admission eligibility, discharge decisions, length of stay and patient care issues. It is our understanding that the DOJ Criminal Fraud Section is investigating issues similar to those focused on by the DOJ Civil Division and the other related agencies involved in this matter. UHS denies any fraudulent billings were submitted to government payers; however, we are involved in settlement discussions with the DOJ Civil Division in an attempt to resolve this matter. During 2018, we recorded pre-tax increases to the reserve established in connection with the civil aspects of these matters amounting to $102 million (including $13 million recorded during the first quarter of 2018) increasing the aggregate pre-tax reserve to $123 million as of December 31, 2018 from $22 million as of December 31, 2017. The aggregate pre-tax reserve remained at $123 million as of March 31, 2019. Changes in the reserve may be required in future periods as discussions with the DOJ continue and additional information becomes available. We cannot predict the ultimate resolution of these matters and therefore can provide no assurance that final amounts paid in settlement or otherwise, if any, or associated costs, as well as the income tax deductibility of payments, will not differ materially from our established reserve and assumptions related to income tax deductibility.

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

(7) Segment Reporting

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including, but not limited to, information technology, purchasing, reimbursement, accounting and finance, taxation, legal, advertising and design and construction. The chief operating decision making group for our acute care services and behavioral health care services is comprised of our Chief Executive Officer, the President and the Presidents of each operating segment. The Presidents for each operating segment also manage the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2018. The corporate overhead allocations, as reflected below, are utilized for internal reporting purposes and are comprised of each period’s projected corporate-level operating expenses (excluding interest expense). The overhead expenses are captured and allocated directly to each segment to the extent possible, and overhead expenses incurred on behalf of both segments are captured and allocated to each segment based upon each segment’s respective percentage of total operating expenses.

	Three months ended March 31, 2019
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$7,163,714	$2,483,999	$0	$9,647,713
Gross outpatient revenues	$4,257,614	$266,546	$0	$4,524,160
Total net revenues	$1,514,844	$1,286,383	$3,164	$2,804,391
Income/(loss) before allocation of corporate overhead and income taxes	$192,213	$244,168	$(140,085)	$296,296
Allocation of corporate overhead	$(57,500)	$(41,647)	$99,147	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$134,713	$202,521	$(40,938)	$296,296
Total assets as of March 31, 2019	$4,372,628	$6,972,929	$375,720	$11,721,277

	Three months ended March 31, 2018
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$6,361,766	$2,402,258	$0	$8,764,024
Gross outpatient revenues	$3,714,661	$255,181	$0	$3,969,842
Total net revenues	$1,445,632	$1,237,996	$3,888	$2,687,516
Income/(loss) before allocation of corporate overhead and income taxes	$203,711	$238,748	$(146,221)	$296,238
Allocation of corporate overhead	$(49,891)	$(40,332)	$90,223	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$153,820	$198,416	$(55,998)	$296,238
Total assets as of March 31, 2018	$3,924,302	$6,649,732	$449,483	$11,023,517
(a)

Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $137 million and $115 million for the three-month periods ended March 31, 2019 and 2018, respectively.  Total assets at our U.K. behavioral health care facilities were approximately $1.237 billion and $1.176 billion as of March 31, 2019 and 2018, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2019	2018
Basic and Diluted:
Net income attributable to UHS	$234,168	$223,832
Less: Net income attributable to unvested restricted share grants	(515)	(104)
Net income attributable to UHS – basic and diluted	$233,653	$223,728

Weighted average number of common shares - basic	90,776	94,226
Net effect of dilutive stock options and grants based on the treasury stock method	191	457
Weighted average number of common shares and equivalents - diluted	90,967	94,683
Earnings per basic share attributable to UHS:	$2.57	$2.37
Earnings per diluted share attributable to UHS:	$2.57	$2.36

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 7.0 million for the three months ended March 31, 2019 and 2.9 million for the three months ended March 31, 2018.  All classes of our common stock have the same dividend rights.

The decrease in our basic and diluted weighted number of common shares outstanding for the three months ended March 31, 2019, as compared to the comparable prior year quarter, was due primarily to the impact of shares repurchased by us since January 1, 2018.

Stock-Based Compensation:

During the three-month periods ended March 31, 2019 and 2018, pre-tax compensation cost of $15.8 million and $18.9 million, respectively, was recognized related to outstanding stock options. In addition, during the three-month periods ended March 31, 2019 and 2018, pre-tax compensation cost of approximately $1.5 million and $545,000 (net of cancellations), respectively, was recognized related to restricted stock. As of March 31, 2019 there was approximately $175.7 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 3.1 years. There were 2,390,390 stock options granted during the first three months of 2019 with a weighted-average grant date fair value of $30.43 per share.  There were 142,288 shares of restricted shares granted during the first three months of 2019 with a weighted-average grant date fair value of $134.23 per share.

The expense associated with stock-based compensation arrangements is a non-cash charge. In the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $17.6 million and $19.7 million during the three-month periods ended March 31, 2019 and 2018, respectively.

(9) Dispositions and acquisitions

Three-month period ended March 31, 2019:

Acquisitions:

During the first quarter of 2019, there were no acquisitions.

Divestitures:

During the first quarter of 2019, there were no divestitures.

Three-month period ended March 31, 2018:

Acquisitions:

During the first quarter of 2018, we paid approximately $21 million to acquire businesses and property consisting primarily of the acquisition of a 109-bed behavioral health care facility located in Gulfport, Mississippi.

Divestitures:

During the first quarter of 2018, there were no divestitures.

(10) Dividends

We declared and paid dividends of $9.1 million, or $.10 per share, during the first quarter of 2019 and $9.4 million or $.10 per share during the first quarter of 2018.

(11) Income Taxes

Our effective income tax rate was 19.9% for the three months ended March 31, 2019, compared with 22.8% for the three months ended March 31, 2018.  The decrease in the effective tax rate during the three months ended March 31, 2019, compared with the same period in 2018, was primarily due to a $9 million decrease in our provision for income taxes attributable to employee share-based payment accounting, which decreased our provision for income taxes by $11 million during the first quarter of 2019 as compared to $2 million during the first quarter of 2018.

The global intangible low-taxed income (“GILTI”) provisions from the TCJA-17 require the inclusion of the earnings of certain foreign subsidiaries in excess of an acceptable rate of return on certain assets of the respective subsidiaries in our U.S. tax return for tax years beginning after December 31, 2017.  An accounting policy election was made during 2018 to treat taxes related to GILTI as a period cost when the tax is incurred. We recorded a GILTI tax provision of less than $1 million for the three months ended March 31, 2019 and 2018, respectively.

As of January 1, 2019, our unrecognized tax benefits were approximately $2 million. The amount, if recognized, that would favorably affect the effective tax rate is approximately $1 million. During the three months ended March 31, 2019, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of March 31, 2019, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for 2015 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months.  It is reasonably possible that the amount of uncertain tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. Our tax returns have been examined by the Internal Revenue Service (“IRS”) through the year ended December 31, 2006. We believe that adequate accruals have been provided for federal, foreign and state taxes.

(12) Revenue

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

The following table disaggregates our revenue by major source for the three month periods ended March 31, 2019 and 2018 (in thousands):

	For the three months ended March 31, 2019
	Acute Care		Behavioral Health		Other	Total
Medicare	$335,909	22%	$137,456	11%		$473,365	17%
Managed Medicare	209,103	14%	52,259	4%		261,362	9%
Medicaid	104,510	7%	172,916	13%		277,426	10%
Managed Medicaid	133,731	9%	267,273	21%		401,004	14%
Managed Care (HMO and PPOs)	570,383	38%	347,882	27%		918,265	33%
UK Revenue	0	0%	136,702	11%		136,702	5%
Other patient revenue and adjustments, net	51,883	3%	123,478	10%		175,361	6%
Other non-patient revenue	109,325	7%	48,417	4%	3,164	160,906	6%
Total Net Revenue	$1,514,844	100%	$1,286,383	100%	$3,164	2,804,391	100%

	For the three months ended March 31, 2018
	Acute Care		Behavioral Health		Other	Total
Medicare	$342,718	24%	$142,527	12%		$485,245	18%
Managed Medicare	176,957	12%	44,995	4%		221,952	8%
Medicaid	105,966	7%	177,336	14%		283,302	11%
Managed Medicaid	111,277	8%	230,776	19%		342,053	13%
Managed Care (HMO and PPOs)	497,780	34%	358,062	29%		855,842	32%
UK Revenue	0	0%	114,741	9%		114,741	4%
Other patient revenue and adjustments, net	112,570	8%	116,985	9%		229,555	9%
Other non-patient revenue	98,364	7%	52,574	4%	3,888	154,826	6%
Total Net Revenue	$1,445,632	100%	$1,237,996	100%	$3,888	2,687,516	100%

(13) Lease Accounting

In February 2016, the FASB issued ASU 2016-02 (Topic 842) "Leases." Topic 842 supersedes the lease requirements in Accounting Standards Codification Topic 840, "Leases." Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will be classified as either finance or operating.

We adopted Topic 842 effective January 1, 2019. We applied Topic 842 to all leases as of January 1, 2019 with comparative periods continuing to be reported under Topic 840. We have elected the practical expedient package to not reassess at adoption (i) expired or existing contracts for whether they are or contain a lease, (ii) the lease classification of any existing leases or (iii) initial indirect costs for existing leases. We have also elected the policy exemption that allows lessees to choose to not separate lease and non-lease components by class of underlying asset and are applying this expedient to all relevant asset classes.

We determine if an arrangement is or contains a lease at inception of the contract. Our right-of-use assets represent our right to use the underlying assets for the lease term and our lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We use the implicit rate noted within the contract.  If not readily available, we use our estimated incremental borrowing rate, which is derived using a collateralized borrowing rate for the same currency and term as the associated lease. A right-of-use asset and lease liability is not recognized for leases with an initial term of 12 months or less and we recognize lease expense for these leases on a straight-line basis over the lease term within lease and rental expense.

Our operating leases are primarily for real estate, including certain acute care facilities, off-campus outpatient facilities, medical office buildings, and corporate and other administrative offices.  Our real estate lease agreements typically have initial terms of five to 10 years.  These real estate leases may include one or more options to renew, with renewals that can extend the lease term from five to 10 years. The exercise of lease renewal options is at our sole discretion. When determining the lease term, we included options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

The components of lease expense for the three month period ended March 31, 2019 are as follows (in thousands):

Three months ended March 31,
2019

Operating lease cost	$18,079
Variable and short term lease cost (a)	8,046
Total lease cost	$26,125

Finance lease cost:
Amortization of right-of-use-assets	$481
Interest on lease liabilities	484
Total finance lease cost	$965
(a)	Includes equipment, month-to-month and leases with a maturity of less than 12 months.

Supplemental cash flow information related to leases for the three month period ended March 31, 2019 are as follows (in thousands):

Three months ended March 31,
2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,884
Operating cash flows from finance leases	$575
Financing cash flows from finance leases	$433

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$355,981
Finance leases	0

Included in the $356 million of right-of-use assets obtained in exchange for operating lease obligations is $6 million of new operating leases entered into during the three month period ended March 31, 2019.

Supplemental balance sheet information related to leases as of March 31, 2019 are as follows (in thousands):

March 31,
2019

Operating Leases
Right of use assets-operating leases	$342,032

Operating lease liabilities	$56,136
Operating lease liabilities noncurrent	286,101
Total operating lease liabilities	$342,237

Finance Leases
Property and equipment	$23,250
Accumulated depreciation	(9,882)
Property and equipment, net	$13,368

Current maturities of long-term debt	$1,737
Long-term debt	17,612
Total finance lease liabilities	$19,349

Weighted Average remaining lease term, years
Operating leases	10.4
Finance leases	7.8

Weighted Average discount rate
Operating leases	4.7%
Finance leases	10.5%

Future maturities of lease liabilities are as follows (in thousands):

	Operating Leases	Finance Leases
Year ending December 31,
2019 (remaining 9 months)	$52,447	$2,842
2020	62,920	3,375
2021	55,817	3,257
2022	45,404	3,559
2023	41,277	3,654
Later years	183,572	12,096
Total lease payments	441,437	28,783
less imputed interest	(99,200)	(9,434)
Total	$342,237	$19,349

Future minimum rental payments under lease commitments with a term of more than one year as of December 31, 2018, prior to our adoption of ASU 2016-02 are as follows (amounts in thousands):

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

(14) Recent Accounting Standards

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

As of March 31, 2019, we owned and/or operated 353 inpatient facilities and 38 outpatient and other facilities including the following located in 37 states, Washington, D.C., the United Kingdom and Puerto Rico:

Acute care facilities located in the U.S.:

•	26 inpatient acute care hospitals;
•	10 free-standing emergency departments, and;
•	6 outpatient centers & 1 surgical hospital.

Behavioral health care facilities (327 inpatient facilities and 21 outpatient facilities):

Located in the U.S.:

•	188 inpatient behavioral health care facilities, and;
•	19 outpatient behavioral health care facilities.

Located in the U.K.:

•	136 inpatient behavioral health care facilities, and;
•	2 outpatient behavioral health care facilities.

Located in Puerto Rico:

•	3 inpatient behavioral health care facilities.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 54% during each the three-month periods ended March 31, 2019 and 2018.  Net revenues from our behavioral health care facilities and commercial health insurer accounted for 46% of our consolidated net revenues during each of three-month periods ended March 31, 2019 and 2018.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $137 million and $115 million during the three-month periods ended March 31, 2019 and 2018, respectively.  Total assets at our U.K. behavioral health care facilities were approximately $1.237 billion as of March 31, 2019 and $1.224 billion as of December 31, 2018.

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

Forward-Looking Statements and Risk Factors

You should carefully review the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. This Quarterly Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements. In evaluating those statements, you should specifically consider various factors, including the risks related to healthcare industry trends and those detailed in our filings with the SEC including those set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2018 in Item 1A. Risk Factors and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements and Risk Factors.  Those factors may cause our actual results to differ materially from any of our forward-looking statements.

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
•

in June, 2016, the United Kingdom affirmatively voted in a non-binding referendum in favor of the exit of the United Kingdom from the European Union (the “Brexit”) and it has been approved by vote of the British legislature. On March 29, 2017, the United Kingdom triggered Article 50 of the Lisbon Treaty, formally starting negotiations regarding its exit from the European Union, scheduled for October 31, 2019. The actual exit of the United Kingdom from the European Union could cause disruptions to and create uncertainty surrounding our business. Any of these effects of Brexit (and the announcement thereof), and others we cannot anticipate, could harm our business, financial condition and results of operations;

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We consider our critical accounting policies to be those that require us to make significant judgments and estimates when we prepare our consolidated financial statements. For a summary of our significant accounting policies, please see Note 1 to the Consolidated Financial Statements as included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

See Note 12 to the Consolidated Financial Statements-Revenue, for additional disclosure related to our revenues including a disaggregation of our consolidated net revenues by major source for each of the periods presented herein.

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts net revenues in future periods. Although the patient’s ultimate eligibility determination may result in adjustments to net revenues, these adjustments do not have a material impact on our results of operations during the first quarter ended March 31, 2019 or the year ended December 31, 2018 since our facilities make estimates at each financial reporting period to adjust revenue based on historical collections.  Under ASC 605, these estimates were reported in the provision for doubtful accounts.

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

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three-month periods ended March 31, 2019 and 2018:

Uncompensated care:

Amounts in millions	Three Months Ended
	March 31,		March 31,
	2019	%	2018	%
Charity care	$146	31%	$146	36%
Uninsured discounts	328	69%	263	64%
Total uncompensated care	$474	100%	$409	100%

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

	Three Months Ended
	March 31,	March 31,
Amounts in millions	2019	2018
Estimated cost of providing charity care	$17	$18
Estimated cost of providing uninsured discounts related care	37	32
Estimated cost of providing uncompensated care	$54	$50

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

See Note 6 to the Consolidated Financial Statements-Commitments and Contingencies, for additional disclosure related to our professional and general liability, workers’ compensation liability and property insurance.

The total accrual for our professional and general liability claims and workers’ compensation claims was $317 million as of March 31, 2019, of which $82 million is included in current liabilities. The total accrual for our professional and general liability claims and workers’ compensation claims was $315 million as of December 31, 2018, of which $82 million is included in current liabilities.

Recent Accounting Standards: For a summary of accounting standards, please see Note 14 to the Consolidated Financial Statements, as included herein.

Results of Operations

Three-month periods ended March 31, 2019 and 2018:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended March 31, 2019 and 2018 (dollar amounts in thousands):

	Three months ended March 31, 2019		Three months ended March 31, 2018
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$2,804,391	100.0%	$2,687,516	100.0%
Operating charges:
Salaries, wages and benefits	1,365,546	48.7%	1,300,148	48.4%
Other operating expenses	644,780	23.0%	620,819	23.1%
Supplies expense	307,463	11.0%	292,929	10.9%
Depreciation and amortization	120,040	4.3%	113,103	4.2%
Lease and rental expense	26,125	0.9%	26,703	1.0%
Subtotal-operating expenses	2,463,954	87.9%	2,353,702	87.6%
Income from operations	340,437	12.1%	333,814	12.4%
Interest expense, net	39,640	1.4%	37,576	1.4%
Other (income) expense, net	4,501	0.2%	-	—
Income before income taxes	296,296	10.6%	296,238	11.0%
Provision for income taxes	58,898	2.1%	67,569	2.5%
Net income	237,398	8.5%	228,669	8.5%
Less: Income attributable to noncontrolling interests	3,230	0.1%	4,837	0.2%
Net income attributable to UHS	$234,168	8.4%	$223,832	8.3%

Net revenues increased 4.3%, or $117 million, to $2.80 billion during the three-month period ended March 31, 2019 as compared to $2.69 billion during the first quarter of 2018. The net increase was primarily attributable to: (i) a $103 million or 3.9% increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods (which we refer to as “same facility”), and; (ii) $14 million of other combined net increases due primarily to the revenues generated at 25 behavioral health facilities located in the U.K. acquired during the third quarter of 2018 in connection with our acquisition of The Danshell Group.

Income before income taxes (before deduction for income attributable to noncontrolling interests) remained unchanged amounting to $296 million during each of the three-month periods ended March 31, 2019 and 2018.  Noted below are certain changes to income before income taxes during the first quarter of 2019, as compared to the comparable quarter of 2018:

•	a decrease of $11 million at our acute care facilities as discussed below in Acute Care Hospital Services;
•	an increase of $5 million at our behavioral health care facilities, as discussed below in Behavioral Health Services;
•

an increase of $13 million due to an increase recorded during the first quarter of 2018 to the reserve established in connection with the civil aspects of the government’s investigation of certain of our behavioral health care facilities (see Item 1 - Legal Proceedings for additional disclosure);

•

a decrease of $4 million from an unrealized loss recorded during the first quarter of 2019 resulting from a decrease in the market value of shares of certain marketable securities held for investment and classified as available for sale, and;

•	$3 million of other combined net decreases.

Net income attributable to UHS increased $10 million to $234 million during the three-month period ended March 31, 2019 as compared to $224 million during the comparable prior year quarter. Changes to our net income attributable to UHS during the first quarter of 2019, as compared to the comparable prior year quarter, included:

•	no net change in income before income taxes, as discussed above;
•	an increase of $2 million due to an decrease in income attributable to noncontrolling interests, and;
•

an increase of $9 million resulting from a decrease in the provision for income taxes resulting from a net decrease to our provision for income taxes resulting from ASU 2016-09 which decreased our provision for income taxes by $11 million during the first three months of 2019 as compared to $2 million during the first quarter of 2018.

Acute Care Hospital Services

Same Facility Basis Acute Care Hospital Services

We believe that providing our results on a “Same Facility” basis (which is a non-GAAP measure), which includes the operating results for facilities and businesses operated in both the current year and prior year periods, is helpful to our investors as a measure of our operating performance. Our Same Facility results also neutralize (if applicable) the effect of items that are non-operational in nature including items such as, but not limited to, gains/losses on sales of assets and businesses, impacts of settlements, legal judgments and lawsuits, impairments of long-lived and intangible assets and other amounts that may be reflected in the current or prior year financial statements that relate to prior periods. Our Same Facility basis results reflected on the tables below also exclude from net revenues and other operating expenses, provider tax assessments incurred in each period as discussed below Sources of Revenue-Various State Medicaid Supplemental Payment Programs. However, these provider tax assessments are included in net revenues and other operating expenses as reflected in the table below under All Acute Care Hospital Services. The provider tax assessments had no impact on the income before income taxes as reflected on the tables below since the amounts offset between net revenues and other operating expenses. To obtain a complete understanding of our financial performance, the Same Facility results should be examined in connection with our net income as determined in accordance with GAAP and as presented in the condensed consolidated financial statements and notes thereto as contained in this Quarterly Report on Form 10-Q.

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussion below for the three-month periods ended March 31, 2019 and 2018 (dollar amounts in thousands):

	Three months ended		Three months ended
	March 31, 2019		March 31, 2018
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,490,862	100.0%	$1,423,777	100.0%
Operating charges:
Salaries, wages and benefits	618,691	41.5%	581,768	40.9%
Other operating expenses	331,885	22.3%	308,181	21.6%
Supplies expense	257,711	17.3%	243,153	17.1%
Depreciation and amortization	74,228	5.0%	72,150	5.1%
Lease and rental expense	14,256	1.0%	14,283	1.0%
Subtotal-operating expenses	1,296,771	87.0%	1,219,535	85.7%
Income from operations	194,091	13.0%	204,242	14.3%
Interest expense, net	279	0.0%	531	0.0%
Other (income) expense, net	-	—	0	—
Income before income taxes	$193,812	13.0%	$203,711	14.3%

Three-month periods ended March 31, 2019 and 2018:

During the three-month period ended March 31, 2019, as compared to the comparable prior year quarter, net revenues from our acute care hospital services, on a same facility basis, increased $67 million or 4.7%. Income before income taxes (and before income attributable to noncontrolling interests) decreased $10 million, or 5%, amounting to $194 million or 13.0% of net revenues during the first quarter of 2019 as compared to $204 million or 14.3% of net revenues during the first quarter of 2018.

During the three-month period ended March 31, 2019, net revenue per adjusted admission decreased 0.4% while net revenue per adjusted patient day remained unchanged, as compared to the comparable quarter of 2018. During the three-month period ended March 31, 2019, as compared to the comparable prior year quarter, inpatient admissions to our acute care hospitals increased 5.2% and adjusted admissions (adjusted for outpatient activity) increased 4.9%. Patient days at these facilities increased 4.8% and adjusted patient days increased 4.4% during the three-month period ended March 31, 2019 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.6 days during each of the three-month periods ended March 31, 2019 and 2018. The occupancy rate, based on the average available beds at these facilities, was 66% during each of the three-month periods ended March 31, 2019 and 2018.

All Acute Care Hospitals

The following table summarizes the results of operations for all our acute care operations during the three-month periods ended March 31, 2019 and 2018. These amounts include: (i) our acute care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including, if applicable, the results of recently acquired/opened ancillary businesses. Dollar amounts below are reflected in thousands.

	Three months ended March 31, 2019		Three months ended March 31, 2018
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,514,844	100.0%	$1,445,632	100.0%
Operating charges:
Salaries, wages and benefits	619,317	40.9%	581,768	40.2%
Other operating expenses	356,231	23.5%	330,036	22.8%
Supplies expense	258,144	17.0%	243,153	16.8%
Depreciation and amortization	74,361	4.9%	72,150	5.0%
Lease and rental expense	14,299	0.9%	14,283	1.0%
Subtotal-operating expenses	1,322,352	87.3%	1,241,390	85.9%
Income from operations	192,492	12.7%	204,242	14.1%
Interest expense, net	279	0.0%	531	0.0%
Other (income) expense, net	-	—	0	—
Income before income taxes	$192,213	12.7%	$203,711	14.1%

Three-month periods ended March 31, 2019 and 2018:

During the three-month period ended March 31, 2019, as compared to the comparable prior year quarter, net revenues from our acute care hospital services increased $69 million or 4.8% to $1.51 billion as compared to $1.45 billion due to: (i) a $67 million, or 4.7%, increase same facility revenues, as discussed above, and; (ii) other combined net increase of $2 million due primarily to increased provider taxes incurred during the first quarter of 2019 as compared to the first quarter of 2018.

Income before income taxes decreased $11 million, or 6%, to $192 million or 12.7% of net revenues during the first quarter of 2019 as compared to $204 million or 14.1% of net revenues during the first quarter of 2018. The decrease resulted primarily from the $10 million decrease in income before income taxes from our acute care hospital services, on a same facility basis, as discussed above.

Behavioral Health Services

Our Same Facility basis results (which is a non-GAAP measure), which include the operating results for facilities and businesses operated in both the current year and prior year period, neutralize (if applicable) the effect of items that are non-operational in nature including items such as, but not limited to, gains/losses on sales of assets and businesses, impact of the reserve established in connection with the civil aspects of the government’s investigation of certain of our behavioral health care facilities, impacts of settlements, legal judgments and lawsuits, impairments of long-lived and intangible assets and other amounts that may be reflected in the current or prior year financial statements that relate to prior periods. Our Same Facility basis results reflected on the table below also excludes from net revenues and other operating expenses, provider tax assessments incurred in each period as discussed below Sources of Revenue-Various State Medicaid Supplemental Payment Programs. However, these provider tax assessments are included in net revenues and other operating expenses as reflected in the table below under All Behavioral Health Care Services. The provider tax assessments had no impact on the income before income taxes as reflected on the tables below since the amounts offset between net revenues and other operating expenses. To obtain a complete understanding of our financial performance, the Same Facility results should be examined in connection with our net income as determined in accordance with GAAP and as presented in the condensed consolidated financial statements and notes thereto as contained in this Quarterly Report on Form 10-Q.

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the three-month periods ended March 31, 2019 and 2018 (dollar amounts in thousands):

Same Facility—Behavioral Health

	Three months ended March 31, 2019		Three months ended March 31, 2018
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,241,225	100.0%	$1,205,048	100.0%
Operating charges:
Salaries, wages and benefits	655,586	52.8%	630,831	52.3%
Other operating expenses	234,424	18.9%	230,586	19.1%
Supplies expense	48,618	3.9%	48,743	4.0%
Depreciation and amortization	39,872	3.2%	36,738	3.0%
Lease and rental expense	10,917	0.9%	11,696	1.0%
Subtotal-operating expenses	989,417	79.7%	958,594	79.5%
Income from operations	251,808	20.3%	246,454	20.5%
Interest expense, net	375	0.0%	427	0.0%
Other (income) expense, net	-	—	0	—
Income before income taxes	$251,433	20.3%	$246,027	20.4%

Three-month periods ended March 31, 2019 and 2018:

On a same facility basis during the first quarter of 2019, as compared to the first quarter of 2018, net revenues generated from our behavioral health services increased $36 million, or 3.0%, to $1.24 billion from $1.21 billion. Income before income taxes increased $5 million, or 2%, to $251 million or 20.3% of net revenues during the three-month period ended March 31, 2019, as compared to $246 million or 20.4% of net revenues during the comparable quarter of 2018.

During the three-month period ended March 31, 2019, net revenue per adjusted admission increased 0.4% and net revenue per adjusted patient day increased 2.5%, as compared to the comparable quarter of 2018. On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities increased 2.8% and 2.9%, respectively, during the three-month period ended March 31, 2019 as compared to the comparable quarter of 2018. Patient days and adjusted patient days increased 0.8% and 0.9% during the three-month period ended March 31, 2019 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 12.9 days and 13.1 days during the three-month periods ended March 31, 2019 and 2018, respectively. The occupancy rate, based on the average available beds at these facilities, was 77% during each of the three-month periods ended March 31, 2019 and 2018.

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care services during the three-month periods ended March 31, 2019 and 2018. These amounts include: (i) our behavioral health care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the results of facilities acquired or opened during the past year as well as the results of certain facilities that were closed or restructured during the past year. Dollar amounts below are reflected in thousands.

	Three months ended March 31, 2019		Three months ended March 31, 2018
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,286,383	100.0%	$1,237,996	100.0%
Operating charges:
Salaries, wages and benefits	675,699	52.5%	642,128	51.9%
Other operating expenses	262,137	20.4%	256,402	20.7%
Supplies expense	49,131	3.8%	49,536	4.0%
Depreciation and amortization	42,552	3.3%	38,454	3.1%
Lease and rental expense	11,644	0.9%	12,301	1.0%
Subtotal-operating expenses	1,041,163	80.9%	998,821	80.7%
Income from operations	245,220	19.1%	239,175	19.3%
Interest expense, net	375	0.0%	427	0.0%
Other (income) expense, net	677	0.1%	0	—
Income before income taxes	$244,168	19.0%	$238,748	19.3%

Three-month periods ended March 31, 2019 and 2018:

During the three-month period ended March 31, 2019, as compared to the comparable prior year quarter, net revenues generated from our behavioral health services increased $48 million or 3.9% due to primarily to: (i) the above-mentioned $36 million or 3.0% increase in net revenues on a same facility basis, and; (ii) an $12 million other combined net increase due primarily to the revenues generated at 25 behavioral health facilities located in the U.K. acquired during the third quarter of 2018 in connection with our acquisition of The Danshell Group.

Income before income taxes increased $5 million, or 2%, to $244 million or 19.0% of net revenues during the first quarter of 2019 as compared to $239 million or 19.3% during the first quarter of 2018. The increase resulted from the $5 million increase in income before income taxes generated at our behavioral health facilities, on a same facility basis, as discussed above.

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

The impact of the Legislation on each of our hospitals may vary. Because Legislation provisions are effective at various times over the next several years, we anticipate that many of the provisions in the Legislation may be subject to further revision. Initiatives to repeal the Legislation, in whole or in part, to delay elements of implementation or funding, and to offer amendments or supplements to modify its provisions have been persistent. The ultimate outcomes of legislative attempts to repeal or amend the Legislation and legal challenges to the Legislation are unknown.  Legislation has already been enacted that eliminated the penalty, effective January 1, 2019, related to the individual mandate to obtain health insurance that was part of the original Legislation. In addition, Congress previously considered legislation that would, in material part: (i) eliminate the large employer mandate to offer health insurance coverage to full-time employees; (ii) permit insurers to impose a surcharge up to 30 percent on individuals who go uninsured for more than two months and then purchase coverage; (iii) provide tax credits towards the purchase of health insurance, with a phase-out of tax credits accordingly to income level; (iv) expand health savings accounts; (v) impose a per capita cap on federal funding of state Medicaid programs, or, if elected by a state, transition federal funding to block grants, and; (vi) permit states to seek a waiver of certain federal requirements that would allow such state to define essential health benefits differently from federal standards and that would allow certain commercial health plans to take health status, including pre-existing conditions, into account in setting premiums.

In addition to legislative changes, the Legislation can be significantly impacted by executive branch actions.  In relevant part, President Trump has already taken executive actions: (i) requiring all federal agencies with authorities and responsibilities under the

Legislation to “exercise all authority and discretion available to them to waive, defer, grant exemptions from, or delay” parts of the Legislation that place “unwarranted economic and regulatory burdens” on states, individuals or health care providers; (ii) the issuance of a final rule in June, 2018 by the Department of Labor to enable the formation of health plans that would be exempt from certain Legislation essential health benefits requirements; (iii) the issuance of a final rule in August, 2018 by the Department of Labor, Treasury, and Health and Human Services to expand the availability of short-term, limited duration health insurance; (iv) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level, (v) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans, and; (vi) the issuance of a proposed rule by the Department of Labor that would incentivize the use of health reimbursement accounts by employers to permit employees to purchase health insurance in the individual market. The uncertainty resulting from these Executive Branch policies led to reduced Exchange enrollment in 2018 with final CMS reported data for 2019 indicating further decline and is expected to further worsen the individual and small group market risk pools in future years.  In May, 2019, The Congressional Budget Office projected that 32 million people will be uninsured in 2020. It is also anticipated that these and future policies may create additional cost and reimbursement pressures on hospitals.

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

For additional disclosure related to our revenues including a disaggregation of our consolidated net revenues by major source for each of the periods presented herein, please see Note 12 to the Consolidated Financial Statements-Revenue.

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

In April, 2019, CMS published its IPPS 2020 proposed payment rule which provides for a 3.2% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments ACA-mandated adjustments are considered, without consideration for changes related to the required Medicare DSH payment changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments is approximately 3.2%. Including DSH payments (where no change is projected) and certain other adjustments, we estimate our overall increase from the proposed IPPS 2020 rule (covering the period of October 1, 2019 through September 30, 2020) will approximate 2.7%. This projected impact from the IPPS 2020 proposed rule includes an increase of approximately 0.5% to partially restore cuts made as a result of the American Taxpayer Relief Act of 2012 (“ATRA”), as required by the 21st Century Cures Act but excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, Bipartisan Budget Act of 2015, and Bipartisan Budget Act of 2018, as discussed below. CMS completed its full phase-in to use uncompensated care data from the 2015 Worksheet S-10 hospital cost reports to allocate approximately $8.5 billion in the DSH Uncompensated Care Pool.

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

In April, 2019, CMS published its Psych PPS proposed rule for the federal fiscal year 2020. Under this proposed rule, payments to our psychiatric hospitals and units are estimated to increase by 1.85% compared to federal fiscal year 2019. This amount includes the effect of the 3.1% market basket update less a 0.75% adjustment as required by the ACA and a 0.5% productivity adjustment.

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

However, recognizing both the complexity of the OPPS payment system as well as its budget neutral rate setting system, the Court refrained from imposing a remedy.  Instead the Judge in the case called for additional briefing from the Plaintiffs and Defendants on the proper scope and implementation for relief.  The case has been appealed by HHS.  We are unable to predict the ultimate outcome of any appeal and the type of relief that may be ordered by the Courts. We estimate that the CMS 2018 change in the 340B payment policy increased our 2018 Medicare OPPS payments by approximately $8 million, which has been fully reserved in our results of operations for the year, and estimate that a comparable amount was scheduled to be earned during 2019.

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

Summary of Amounts Related To The Above-Mentioned Various State Medicaid Supplemental Payment Programs:

The following table summarizes the revenues, Provider Taxes and net benefit related to each of the above-mentioned Medicaid supplemental programs for the three-month periods ended March 31, 2019 and 2018. The Provider Taxes are recorded in other operating expenses on the Condensed Consolidated Statements of Income as included herein.

	(amounts in millions)
	Three Months Ended
	March 31,	March 31,
	2019	2018
Texas UC/UPL:
Revenues	$26	$21
Provider Taxes	(10)	(6)
Net benefit	$16	$15

Texas DSRIP:
Revenues	$0	$0
Provider Taxes	0	0
Net benefit	$0	$0

Various other state programs:
Revenues	$61	$56
Provider Taxes	(34)	(36)
Net benefit	$27	$20

Total all Provider Tax programs:
Revenues	$87	$77
Provider Taxes	(44)	(42)
Net benefit	$43	$35

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

In connection with these DSH programs, included in our financial results was an aggregate of approximately $9 million and $10 million during the three-month periods ended March 31, 2019 and 2018, respectfully.  We expect the aggregate reimbursements to our hospitals pursuant to the Texas and South Carolina 2019 fiscal year programs to be approximately $33 million.

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

In connection with this program, included in our financial results was approximately $7 million and $6 million during the three-month periods ended March 31, 2019 and 2018, respectively. We estimate that our reimbursements pursuant to this program will approximate $26 million during the year ended December 31, 2019.

California SPA:

In California, CMS issued formal approval of the 2017-19 Hospital Fee Program in December, 2017 retroactive to January 1, 2017 through June 30, 2019. This approval included the Medicaid inpatient and outpatient fee-for-service supplemental payments and the overall provider tax structure but did not yet include the approval of the managed care payment component. Upon approval by CMS, the managed care payment component will consist of two categories of payments, “pass-through” payments and “directed” payments. The pass-through payments will be similar in nature to the prior Hospital Fee Program payment method whereas the directed payment method will be based on actual concurrent hospital Medicaid managed care in-network patient volume. In March, 2018, CMS approved the “directed” payment component methodology for the period of July 1, 2017 through September 30, 2018.  The timing of CMS approval of the “pass through” component and the remaining “directed” payment periods is uncertain.  We estimate that the managed care component of the Hospital Fee Program will result in a favorable impact on our operating results of $6 million in 2019 while this program favorably impacted our 2018 results of operations by $16 million, $7 million of which related to prior years. The aggregate impact of the California supplemental payment program, as outlined above, is included in the above State Medicaid Supplemental Payment Program table.

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

In April, 2016, CMS published its final Medicaid Managed Care Rule which explicitly permits but phases out the use of pass-through payments (including supplemental payments) by Medicaid Managed Care Organizations (“MCO”) to hospitals over ten years but allows for a transition of the pass-through payments into value-based payment structures, delivery system reform initiatives or payments tied to services under a MCO contract.  Since we are unable to determine the financial impact of this aspect of the final rule, we can provide no assurance that the final rule will not have a material adverse effect on our future results of operations.  In November, 2018, CMS issued a proposed rule that would permit pass-through supplemental provider payments during a time-limited period when states transition populations or services from fee-for-service Medicaid to managed care.

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

Implemented Medicare Reductions and Reforms:

•

The Reconciliation Act reduced the market basket update for inpatient and outpatient hospitals and inpatient behavioral health facilities by 0.25% in each of 2010 and 2011, by 0.10% in each of 2012 and 2013, 0.30% in 2014, 0.20% in each of 2015 and 2016 and 0.75% in each of 2017, 2018 and 2019.

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

Bundled Payments for Care Improvement Advanced:

The Center for Medicare & Medicaid Innovation (“CMMI”) is responsible for establishing demonstration projects and other initiatives aimed to develop, test and encourage the adoption of new methods for delivery and payment for health care that create savings under the Federal Medicare and state Medicaid programs while improving quality of care. For example, providers participating in bundled payment initiatives agree to receive one payment for services provided to Medicare beneficiaries for certain medical conditions or episodes of care, accepting accountability for costs and quality of care across the continuum of care. By rewarding providers for increasing quality and reducing costs, and penalizing providers if costs exceed a set amount, these models are intended to lead to higher quality and more coordinated care at a lower cost to the Medicare beneficiary and overall program.  The CMMI has previously implemented a voluntary bundled payment program known as the Bundled Payment for Care Improvement (“BPCI”).  Substantially all of our acute care hospitals were participants in the BPCI program, which ended September 30, 2018.

CMMI implemented a new, second generation voluntary episode payment model, Bundled Payments for Care Improvement Advanced (BPCI-Advanced or the Program), with the first performance period beginning October 1, 2018.  BPCI-Advanced is designed to test a new iteration of bundled payments for 32 Clinical Episodes (29 inpatient and 3 outpatient) with an aim to align incentives among participating health care providers to reduce expenditures and improve quality of care for traditional Medicare beneficiaries. The first cohort of participants entered BPCI-Advanced on October 1, 2018, and agreed to an initial performance period that will run through December 31, 2023.  We have elected to participate in BPCI-Advanced at seventeen (17) of our acute care hospitals across almost two hundred (200) clinical episodes in collaboration with a third-party convener which has extensive experience and success in BPCI. The ultimate success and financial impact of the BPCI-Advanced program is contingent on multiple variables so we are unable to estimate the impact.  However, given the breadth and scope of participation of our acute care hospitals in BPCI-Advanced, the impact could be significant (either favorably or unfavorably) depending on actual program results.

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

Other Operating Results

Interest Expense:

As reflected on the schedule below, interest expense was $40 million and $38 million during the three-month periods ended March 31, 2019 and 2018, respectively (amounts in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Revolving credit & demand notes (a.)	$745	$3,235
$300 million, 3.75% Senior Notes due 2019 (b.)	0	2,813
$700 million, 4.75% Senior Notes due 2022, net (c.)	8,069	8,069
$400 million, 5.00% Senior Notes due 2026 (d.)	5,000	5,000
Term loan facility A (a.)	19,334	13,746
Term loan facility B (a.)	5,318	-
Accounts receivable securitization program (e.)	3,192	2,659
Subtotal-revolving credit, demand notes, Senior Notes, term loan facility and accounts receivable securitization program	41,658	35,522
Interest rate swap income, net	(2,944)	(709)
Amortization of financing fees	1,278	2,247
Other combined interest expense	691	1,040
Capitalized interest on major projects	(774)	(421)
Interest income	(269)	(103)
Interest expense, net	$39,640	$37,576

(a.)

In October, 2018, we entered into a sixth amendment to our credit agreement dated November 15, 2010 to, among other things: (i.) increase the aggregate amount of the revolving commitments by $200 million to $1 billion; (ii) increase the aggregate amount of the term loan facility A by approximately $290 million to $2 billion, and; (iii) extend the maturity date of the credit agreement from August 7, 2019 to October 23, 2023. On October 31, 2018, we added a seven-year, Tranche B term loan facility in the aggregate amount of $500 million pursuant to our credit agreement. The Tranche B term loan matures on October 31, 2025.

As of March 31, 2019, we had: (i) no outstanding borrowings under the $1 billion revolving credit facility; (ii) $1.988 billion of borrowings outstanding under the term loan A facility, and; (iii) $499 million of borrowings outstanding under the term loan B facility.

(b.)

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

(e.)

In April, 2018, we amended our accounts receivable securitization program, which was scheduled to expire in December, 2018.  Pursuant to the amendment, the term has been extended through April 26, 2021, and the borrowing limit has been increased to $450 million from $440 million ($290 million outstanding as of March 31, 2019).

Interest expense increased $2 million during the three-month period ended March 31, 2019, as compared to the comparable period of 2018, due primarily to: (i) a net $6 million increase in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facility and accounts receivable securitization program resulting from an increase in our aggregate average cost of borrowings pursuant to these facilities (4.2% during the three months ended March 31, 2019 as compared to 3.6% in the comparable quarter of 2018), slightly offset by a decrease in the aggregate average outstanding borrowings ($3.99 billion during the three months ended March 31, 2019 as compared to $4.00 billion in the comparable 2018 quarter), partially offset by; (ii) $4 million of other combined decreases in interest expense consisting primarily of a $2 million increase in interest rate swap income.  The average effective interest rate on these facilities, including amortization of deferred financing costs and original issue discounts and designated interest rate swap expense was 4.0% and 3.7% during the three-month periods ended March 31, 2019 and 2018, respectively.

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three-month periods ended March 31, 2019 and 2018 (dollar amounts in thousands):

	Three months ended
	March 31,	March 31,
	2019	2018
Provision for income taxes	$58,898	$67,569
Income before income taxes	296,296	296,238
Effective tax rate	19.9%	22.8%

The decrease in the provision for income taxes and effective tax rate during the three-month period ended March 31, 2019, as compared to the comparable quarter of 2018, was due primarily to a favorable change of $9 million resulting from our adoption of ASU 2016-09.  As a result of ASU 2016-09, our provision for income taxes was decreased by approximately $11 million during the first quarter of 2019, as compared to a decrease of approximately $2 million during the first quarter of 2018.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $391 million during the three-month period ended March 31, 2019 and $410 million during the comparable quarter of 2018. The net decrease of $19 million was primarily attributable to the following:

•	a favorable change of $14 million due to an increase in net income plus/minus depreciation and amortization expense, stock-based compensation, and a net gain on sales of assets;
•	an unfavorable change of $29 million in accounts receivable;
•	a favorable change of $49 million in other working capital accounts resulting primarily from changes in accounts payable due to timing of disbursements;
•	an unfavorable change of $9 million in accrued and deferred income taxes, and;
•	$44 million of other combined net unfavorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the three-month periods. The result is divided into the accounts receivable balance at March 31st of each year to obtain the DSO. Our DSO were 51 days and 53 days at March 31, 2019 and 2018, respectively.

Our accounts receivable as of March 31, 2019 and December 31, 2018 include amounts due from Illinois of approximately $34 million and $32 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $19 million as of March 31, 2019 and $18 million as of December 31, 2018, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. Although the accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due to us from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

Net cash used in investing activities

During the first three months of 2019, we used $168 million of net cash in investing activities as follows:

•	$170 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;

•	$13 million received in connection with net cash inflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates;

•	$10 million spent on the purchase and implementation of information technology applications, and;

•	$1 million spent to fund investments in and advances to joint ventures and other.

During the first three months of 2018, we used $272 million of net cash in investing activities as follows:

•	$189 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;

•	$46 million paid in connection with net cash outflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates;

•	$20 million spent to acquire businesses and property consisting primarily of the acquisition of a 109-bed behavioral health care facility located in Gulfport, Mississippi;

•	$9 million spent on the purchase and implementation of information technology application, and;

•	$9 million spent to fund construction costs of a new behavioral health care facility which will be jointly owned by us and a third-party.

In conjunction with the January 1, 2019 adoption of ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities”, we reclassified our presentation of the net cash inflows or outflows, which were received or paid in connection with foreign exchange contracts that hedge our net investment in foreign operations against movements in exchange rates, to investing cash flows on the consolidated statements of cash flows.  As previously disclosed within our footnotes, these cash flows were formerly reported as operating activities.  Prior period amounts have been reclassified from net cash provided by operating activities to net cash used in investing activities to conform with the current year presentation on the consolidated statements of cash flows.

Net cash used in financing activities

During the first three months of 2019, we used $266 million of net cash in financing activities as follows:

•

spent $115 million on net repayments of debt as follows: (i) $100 million related to our accounts receivable securitization program; (ii) $13 million related to our term loan A facility; (iii) $1 million related to our term loan B facility, and; (iv) $1 million related to other debt facilities;

•	generated $9 million of proceeds related to new borrowings pursuant to a short-term, on-demand credit facility;
•

spent $144 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our $1.7 billion stock repurchase program ($113 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($31 million);

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

During the remaining nine months of 2019, we expect to spend approximately $505 million to $555 million on capital expenditures which includes expenditures for capital equipment, renovations and new projects at existing hospitals. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

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

On October 31, 2018, we added a seven-year tranche B term loan facility in the aggregate principal amount of $500 pursuant to the Senior Credit Agreement. The tranche B term loan matures on October 31, 2025.  We used the proceeds to repay borrowings under the revolving credit facility, the Securitization, to redeem our $300 million, 3.75% Senior Notes that were scheduled to mature in 2019 and for general corporate purposes.

As of March 31, 2019, we had no borrowings outstanding pursuant to our $1 billion revolving credit facility and we had $973 million of available borrowing capacity net of $12 million of outstanding letters of credit and $15 million of outstanding borrowings pursuant to a short-term credit facility.

Pursuant to the terms of the Sixth Amendment, the tranche A term loan, which had $1.988 billion of borrowings outstanding as of March 31, 2019, provides for eight installment payments of $12.5 million per quarter, covering the period of March of 2019 through December of 2020, followed by payments of $25 million per quarter, commencing in March of 2021 until maturity in October of 2023, when all outstanding amounts will be due.

The tranche B term loan, which had $499 million of borrowings outstanding as of March 31, 2019, provides for installment payments of $1.25 million per quarter, which commenced on March 31, 2019 until maturity in October of 2025, when all outstanding amounts will be due.

Borrowings under the Senior Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.375% to 0.625% for revolving credit and term loan A borrowings and 0.75% for tranche B borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.375% to 1.625% for revolving credit and term loan A borrowings and 1.75% for the tranche B term loan. As of March 31, 2019, the applicable margins were 0.50% for ABR-based loans and 1.50% for LIBOR-based loans under the revolving credit and term loan A facilities.  The revolving credit facility includes a $125 million sub-limit for letters of credit. The Senior Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Senior Credit Agreement includes a material adverse change clause that must be represented at each draw. The Senior Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We are in compliance with all required covenants as of March 31, 2019 and December 31, 2018.

In late April, 2018, we entered into the sixth amendment to our accounts receivable securitization program (“Securitization”) dated as of October 27, 2010 with a group of conduit lenders, liquidity banks, and PNC Bank, National Association, as administrative agent, which provides for borrowings outstanding from time to time by certain of our subsidiaries in exchange for undivided security interests in their respective accounts receivable. The sixth amendment, among other things, extended the term of the Securitization program through April 26, 2021 and increased the borrowing capacity to $450 million (from $440 million previously). Although the program fee and certain other fees were adjusted in connection with the sixth amendment, substantially all other provisions of the Securitization program remained unchanged.  Pursuant to the terms of our Securitization program, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At March 31, 2019, we had $290 million of outstanding borrowings pursuant to the terms of the Securitization and $160 million of available borrowing capacity.

As of March 31, 2019, we had combined aggregate principal of $1.1 billion from the following senior secured notes:

•	$700 million aggregate principal amount of 4.75% senior secured notes due in August, 2022 (“2022 Notes”) which were issued as follows:
•	$300 million aggregate principal amount issued on August 7, 2014 at par.
•	$400 million aggregate principal amount issued on June 3, 2016 at 101.5% to yield 4.35%.

•	$400 million aggregate principal amount of 5.00% senior secured notes due in June, 2026 (“2026 Notes”) which were issued on June 3, 2016.

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

At March 31, 2019, the carrying value and fair value of our debt were each approximately $3.9 billion.  At December 31, 2018, the carrying value and fair value of our debt were each approximately $4.0 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was approximately 42% at March 31, 2019 and 43% at December 31, 2018.

During 2015, we entered into nine forward starting interest rate swaps whereby we paid a fixed rate on a total notional amount of $1.0 billion and received one-month LIBOR. The average fixed rate payable on these swaps, all of which matured on April 15, 2019, was 1.31%.  Although we can provide no assurance that we will ultimately do so, we are currently monitoring the interest rate environment and evaluating the terms of potential replacement interest rate swaps that we may enter into for a large portion, or potentially all, of the $1 billion total notional amount that expired on April 15, 2019.

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2019, there have been no material changes in the off-balance sheet arrangements consisting of standby letters of credit and surety bonds. Effective January 1, 2019, we adopted ASU 2016-02 which requires companies to, among other things, recognize lease assets and lease liabilities on the balance sheet. As a result of our adoption of ASU 2016-02, our consolidated balance sheet as of March 31, 2019 includes right of use assets-operating leases ($342.0 million) and operating lease liabilities ($56.1 million current and $286.1 million noncurrent).  Prior period financial statements were not adjusted for the effects of this new standard. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2018.

As of March 31, 2019 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $116 million consisting of: (i) $111 million related to our self-insurance programs, and; (ii) $5 million of other debt and public utility guarantees.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended March 31, 2019. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.   Controls and Procedures

As of March 31, 2019, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

On January 1, 2019, we adopted ASC 842.  In connection with our adoption of ASC 842 we did implement changes to our internal controls relating to leases.  These changes included the development of new policies, enhanced contract review requirements and other ongoing monitoring activities.  These controls were designed to provide assurance at a reasonable level of the fair presentation of our condensed consolidated financial statements and related disclosures.

There have been no other changes in our internal control over financial reporting or in other factors during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Hospital (AZ), Peachford Behavioral Health System of Atlanta, University Behavioral Health of Denton, El Paso Behavioral Health System, Newport News Behavioral Health Center, The Hughes Center and Forest View Hospital.

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

In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration (“AHCA”) subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the Medicare suspension remains in effect. In June 2017, AHCA advised that while they were maintaining the suspension for dual eligible and cross-over Medicare beneficiaries, the Medicaid payment suspension was lifted effective June 27, 2017. We cannot predict if and/or when the facility’s remaining suspended payments will resume in total. From inception through March 31, 2019, the aggregate funds withheld from us in connection with the River Point Behavioral Health payment suspension amounted to approximately $9 million. Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during the three-month period ended March 31, 2019 or the year ended December 31, 2018, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

The DOJ has advised us that the civil aspect of the coordinated investigation referenced above is a False Claims Act investigation focused on billings submitted to government payers in relation to services provided at those facilities. While there have been various matters raised by DOJ during the pendency of this investigation, DOJ Civil has advised that the focus of their investigation is on medical necessity issues and billing for services not eligible for payment due to non-compliance with regulatory requirements relating to, among other things, admission eligibility, discharge decisions, length of stay and patient care issues. It is our understanding that the DOJ Criminal Fraud Section is investigating issues similar to those focused on by the DOJ Civil Division and the other related agencies involved in this matter. UHS denies any fraudulent billings were submitted to government payers; however, we are involved in settlement discussions with the DOJ Civil Division in an attempt to resolve this matter. During 2018, we recorded pre-tax increases to the reserve established in connection with the civil aspects of these matters amounting to $102 million (including $13 million recorded during the first quarter of 2018) increasing the aggregate pre-tax reserve to $123 million as of December 31, 2018 from $22 million as of December 31, 2017. The aggregate pre-tax reserve remained at $123 million as of March 31, 2019. Changes in the reserve may be required in future periods as discussions with the DOJ continue and additional information becomes available. We cannot predict the ultimate resolution of these matters and therefore can provide no assurance that final amounts paid in settlement or otherwise, if any, or associated costs, as well as the income tax deductibility of payments, will not differ materially from our established reserve and assumptions related to income tax deductibility.

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

Item 1A.   Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2018 includes a listing of risk factors to be considered by investors in our securities. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In December, 2018, our Board of Directors authorized a $500 million increase to our stock repurchase program, which increased the aggregate authorization to $1.7 billion from the previous $1.2 billion authorization approved during 2017, 2016 and 2016.  Pursuant to this program, we may purchase shares of our Class B Common Stock, from time to time as conditions allow, on the open market or in negotiated private transactions.  There is no expiration date for our stock repurchase program.

As reflected below, during the three-month period ended March 31, 2019, 840,699 shares ($106.3 million in the aggregate) were repurchased pursuant to the terms of our stock repurchase program and 223,339 shares were repurchased in connection with income tax withholding obligations resulting from the exercise of stock options and the vesting of restricted stock grants.

During the period of January 1, 2019 through March 31, 2019, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased (a.)	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid for shares purchased as part of publicly announced program (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands)
January, 2019	—	596,632	2,709	$0.01	592,141	$123.28	$72,997	—	$389,347
February, 2019	—	105,800	—	$0.01	—	N/A	—	—	$389,347
March, 2019	—	361,606	1,017	$0.01	248,558	$134.07	$33,325	—	$356,022
Total January through March, 2019	—	1,064,038	3,726	$0.01	840,699	$126.47	$106,322
(a.)	Includes 3,726 of restricted shares that were forfeited by former employees pursuant to the terms of our restricted stock purchase plan during the first quarter of 2019.

Dividends

During the quarter ended March 31, 2019, we declared and paid dividends of $.10 per share.

Item 6.   Exhibits

(a) Exhibits:

10.1	Universal Health Services, Inc. Supplemental Executive Retirement Income Plan effective as of June 1, 2018, dated as of July 18, 2018.
11	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

EXHIBIT INDEX

Exhibit No.	Description

10.1	Universal Health Services, Inc. Supplemental Executive Retirement Income Plan effective as of June 1, 2018, dated as of July 18, 2018.

11	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: May 8, 2019	/s/ Alan B. Miller
Alan B. Miller, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton, Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)