Form 10-Q
period 2019-06-30
UNIVERSAL HEALTH SERVICES INC
filed 2019-08-08
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of July 31, 2019:

Class A	6,577,100
Class B	81,231,518
Class C	661,688
Class D	18,557

UNIVERSAL HEALTH SERVICES, INC.

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2019. This Report modifies and supersedes documents filed prior to this Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Report.

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

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net revenues	$2,855,168	$2,681,353	$5,659,559	5,368,869
Operating charges:
Salaries, wages and benefits	1,383,481	1,305,974	2,749,027	2,606,122
Other operating expenses	672,564	624,484	1,317,344	1,245,303
Supplies expense	305,857	289,733	613,320	582,662
Depreciation and amortization	121,168	109,581	241,208	222,684
Lease and rental expense	26,535	27,119	52,660	53,822
	2,509,605	2,356,891	4,973,559	4,710,593
Income from operations	345,563	324,462	686,000	658,276
Interest expense, net	42,487	38,000	82,127	75,576
Other (income) expense, net	(7,732)	(15,308)	(3,231)	(15,308)
Income before income taxes	310,808	301,770	607,104	598,008
Provision for income taxes	69,543	71,059	128,441	138,628
Net income	241,265	230,711	478,663	459,380
Less: Net income attributable to noncontrolling interests	2,945	4,659	6,175	9,496
Net income attributable to UHS	$238,320	$226,052	$472,488	$449,884

Basic earnings per share attributable to UHS	$2.67	$2.40	$5.24	$4.78
Diluted earnings per share attributable to UHS	$2.66	$2.39	$5.23	$4.76

Weighted average number of common shares - basic	89,136	93,842	89,956	94,034
Add: Other share equivalents	99	439	145	448
Weighted average number of common shares and equivalents - diluted	89,235	94,281	90,101	94,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$241,265	$230,711	$478,663	$459,380
Other comprehensive income (loss):
Unrealized derivative gains (losses) on cash flow hedges	(1,008)	(545)	(3,925)	1,579
Foreign currency translation adjustment	5,159	1,184	(9,103)	(3,157)
Other	-	(2,367)	-	0
Other comprehensive income (loss) before tax	4,151	(1,728)	(13,028)	(1,578)
Income tax expense (benefit) related to items of other comprehensive income (loss)	1,616	(702)	(850)	375
Total other comprehensive income (loss), net of tax	2,535	(1,026)	(12,178)	(1,953)
Comprehensive income	243,800	229,685	466,485	457,427
Less: Comprehensive income attributable to noncontrolling interests	2,945	4,659	6,175	9,496
Comprehensive income attributable to UHS	$240,855	$225,026	$460,310	$447,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$61,297	$105,220
Accounts receivable, net	1,601,352	1,509,909
Supplies	153,574	148,206
Other current assets	148,809	174,467
Total current assets	1,965,032	1,937,802

Property and equipment	8,859,104	8,563,455
Less: accumulated depreciation	(3,914,406)	(3,715,515)
	4,944,698	4,847,940
Other assets:
Goodwill	3,843,429	3,844,628
Deferred income taxes	15,747	5,280
Right of use assets-operating leases	332,135	0
Deferred charges	7,533	8,772
Other	644,076	621,058
Total Assets	$11,752,650	$11,265,480

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$91,833	$63,446
Accounts payable and accrued liabilities	1,253,760	1,253,714
Legal reserves	141,750	129,150
Operating lease liabilities	56,447	0
Federal and state taxes	479	2,428
Total current liabilities	1,544,269	1,448,738

Other noncurrent liabilities	369,229	361,809
Operating lease liabilities noncurrent	275,688	0
Long-term debt	4,057,121	3,935,187
Deferred income taxes	37,906	49,661
Redeemable noncontrolling interests	3,986	4,292

Equity:
UHS common stockholders’ equity	5,393,089	5,389,262
Noncontrolling interest	71,362	76,531
Total equity	5,464,451	5,465,793
Total Liabilities and Stockholders’ Equity	$11,752,650	$11,265,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months Ended June 30, 2019

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2019	$4,292	$66	$841	$7	$0	$(409,156)	$5,793,262	$4,242	$5,389,262	$76,531	$5,465,793
Common Stock
Issued/(converted)	—	—	6	—	—	—	5,399	—	5,405	—	5,405
Repurchased	—	—	(37)	—	—	—	(478,035)	—	(478,072)	—	(478,072)
Restricted share-based compensation expense	—	—	—	—	—	—	3,659	—	3,659	—	3,659
Dividends paid	—	—	—	—	—	(17,953)	—	—	(17,953)	—	(17,953)
Stock option expense	—	—	—	—	—	—	30,478	—	30,478	—	30,478
Distributions to noncontrolling interests	(500)	—	—	—	—	—	—	—	—	(11,150)	(11,150)
Comprehensive income:
Net income to UHS / noncontrolling interests	194	—	—	—	—	—	472,488	—	472,488	5,981	478,469
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	(9,181)	(9,181)	—	(9,181)
Unrealized derivative losses on cash flow hedges, net of income tax	—	—	—	—	—	—	—	(2,997)	(2,997)	—	(2,997)
Subtotal - comprehensive income	194	—	—	—	—	—	472,488	(12,178)	460,310	5,981	466,291
Balance, June 30, 2019	$3,986	$66	$810	$7	$0	$(427,109)	$5,827,251	$(7,936)	$5,393,089	$71,362	$5,464,451

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, April 1, 2019	$3,843	$66	$837	$7	$0	$(418,237)	$5,910,213	$(10,471)	$5,482,415	$69,896	$5,552,311
Common Stock
Issued/(converted)	—	—	—	—	—	—	2,679	—	2,679	—	2,679
Repurchased	—	—	(27)	—	—	—	(340,816)	—	(340,843)	—	(340,843)
Restricted share-based compensation expense	—	—	—	—	—	—	2,136	—	2,136	—	2,136
Dividends paid	—	—	—	—	—	(8,872)	—	—	(8,872)	—	(8,872)
Stock option expense	—	—	—	—	—	—	14,719	—	14,719	—	14,719
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,336)	(1,336)
Comprehensive income:
Net income to UHS / noncontrolling interests	143	—	—	—	—	—	238,320	—	238,320	2,802	241,122
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	3,308	3,308	—	3,308
Unrealized derivative losses on cash flow hedges, net of income tax	—	—	—	—	—	—	—	(773)	(773)	—	(773)
Subtotal - comprehensive income	143	—	—	—	—	—	238,320	2,535	240,855	2,802	243,657
Balance, June 30, 2019	$3,986	$66	$810	$7	$0	$(427,109)	$5,827,251	$(7,936)	$5,393,089	$71,362	$5,464,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months Ended June 30, 2018

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2018	$6,702	$66	$869	$7	$0	$(371,814)	$5,353,209	$7,177	$4,989,514	$61,922	$5,051,436
Common Stock
Issued/(converted)	—	—	4	—	—	—	5,121	—	5,125	—	5,125
Repurchased	—	—	(12)	—	—	—	(140,375)	—	(140,387)	—	(140,387)
Restricted share-based compensation expense	—	—	—	—	—	—	1,700	—	1,700	—	1,700
Dividends paid	—	—	—	—	—	(18,804)	—	—	(18,804)	—	(18,804)
Stock option expense	—	—	—	—	—	—	32,504	—	32,504	—	32,504
Distributions to noncontrolling interests	(500)	—	—	—	—	—	—	—	—	(7,415)	(7,415)
Purchase of noncontrolling interest	1	—	—	—	—	—	—	—	—	8,762	8,762
Comprehensive income:
Net income to UHS / noncontrolling interests	138	—	—	—	—	—	449,884	—	449,884	9,358	459,242
Foreign currency translation adjustments	—	—	—	—	—	—	—	(3,157)	(3,157)	—	(3,157)
Other, net of income tax	—	—	—	—	—	—	—	1,204	1,204	—	1,204
Unrealized derivative gains on cash flow hedges, net of income tax	—	—	—	—	—	—	—	—	—	—	—
Subtotal - comprehensive income	138	—	—	—	—	—	449,884	(1,953)	447,931	9,358	457,289
Balance, June 30, 2018	$6,341	$66	$861	$7	$0	$(390,618)	$5,702,043	$5,224	$5,317,583	$72,627	$5,390,210

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, April 1, 2018	$6,081	$66	$870	$7	$0	$(381,236)	$5,589,689	$6,250	$5,215,646	$70,376	$5,286,022
Common Stock
Issued/(converted)	—	—	2	—	—	—	2,457	—	2,459	—	2,459
Repurchased	—	—	(11)	—	—	—	(130,935)	—	(130,946)	—	(130,946)
Restricted share-based compensation expense	—	—	—	—	—	—	1,155	—	1,155	—	1,155
Dividends paid	—	—	—	—	—	(9,382)	—	—	(9,382)	—	(9,382)
Stock option expense	—	—	—	—	—	—	13,625	—	13,625	—	13,625
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,698)	(3,698)
Purchase of noncontrolling interest	1	—	—	—	—	—	—	—	—	1,549	1,549
Comprehensive income:
Net income to UHS / noncontrolling interests	259	—	—	—	—	—	226,052	—	226,052	4,400	230,452
Foreign currency translation adjustments	—	—	—	—	—	—	—	1,184	1,184	—	1,184
Other, net of income tax	—	—	—	—	—	—	—	(591)	(591)	—	(591)
Unrealized derivative gains on cash flow hedges, net of income tax	—	—	—	—	—	—	—	(1,619)	(1,619)	—	(1,619)
Subtotal - comprehensive income	259	—	—	—	—	—	226,052	(1,026)	225,026	4,400	229,426
Balance, June 30, 2018	$6,341	$66	$861	$7	$0	$(390,618)	$5,702,043	$5,224	$5,317,583	$72,627	$5,390,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Six months ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$478,663	$459,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	241,208	222,716
Stock-based compensation expense	34,676	34,716
Gain on sale of assets and businesses	0	(2,513)
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(101,329)	(64,055)
Accrued interest	948	199
Accrued and deferred income taxes	(16,846)	(42,540)
Other working capital accounts	30,082	8,977
Other assets and deferred charges	(1,333)	(14,144)
Other	(49,687)	(3,422)
Accrued insurance expense, net of commercial premiums paid	51,819	46,255
Payments made in settlement of self-insurance claims	(44,115)	(38,606)
Net cash provided by operating activities	624,086	606,963

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(323,920)	(370,252)
Acquisition of property and businesses	0	(20,931)
Inflows (outflows) from foreign exchange contracts that hedge our net U.K. investment	53,363	22,298
Proceeds received from sales of assets and businesses	0	13,502
Costs incurred for purchase and implementation of information technology applications	(13,893)	(24,087)
Decrease in capital reserves of commercial insurance subsidiary	0	100
Investment in, and advances to, joint ventures and other	(11,949)	(14,059)
Net cash used in investing activities	(296,399)	(393,429)

Cash Flows from Financing Activities:
Reduction of long-term debt	(28,617)	(82,470)
Additional borrowings	177,200	30,500
Financing costs	0	(754)
Repurchase of common shares	(494,649)	(134,784)
Dividends paid	(17,953)	(18,804)
Issuance of common stock	5,271	4,959
Profit distributions to noncontrolling interests	(11,650)	(7,914)
Net cash used in financing activities	(370,398)	(209,267)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(273)	(1,138)

(Decrease) Increase in cash, cash equivalents and restricted cash	(42,984)	3,129
Cash, cash equivalents and restricted cash, beginning of period	199,685	167,297
Cash, cash equivalents and restricted cash, end of period	$156,701	$170,426

Supplemental Disclosures of Cash Flow Information:
Interest paid	$78,623	$70,890
Income taxes paid, net of refunds	$145,404	$182,130
Noncash purchases of property and equipment	$71,923	$91,742
Right-of-use assets obtained in exchange for lease obligations	$359,329	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended June 30, 2019. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At June 30, 2019, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. The advisory agreement was Amended and Restated effective January 1, 2019.  Among other things, the Amended and Restated Advisory Agreement (the “Agreement”) eliminated the 20% annual incentive fee clause which we were previously entitled to under certain conditions (the incentive fee requirements have never been achieved).  The advisory agreement was renewed by the Trust for 2019 at the same rate as the prior three years, providing for an advisory fee computation at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $1.0 million and $900,000, during the three-month periods ended June 30, 2019 and 2018, respectively, and approximately $2.0 million and $1.9 million during the six-month periods ended June 30, 2019 and 2018, respectively.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust, which is included in other income in the accompanying consolidated statements of income, was approximately $200,000 and $590,000 during the three-month periods ended June 30, 2019 and 2018, respectively, and approximately $500,000 and $874,000 during the six-month periods ended June 30, 2019 and 2018, respectively. We earned dividends from the Trust amounting to $536,000 and $528,000 during the three-month periods ended June 30, 2019 and 2018, respectively, and $1.1 million during each of the six-month periods ended June 30, 2019 and 2018.  The carrying value of our investment in the Trust was approximately $6.9 million and $7.5 million at June 30, 2019 and December 31, 2018, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $66.9 million at June 30, 2019 and $48.3 million at December 31, 2018, based on the closing price of the Trust’s stock on the respective dates.

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

Total rent expense under the operating leases on the three hospital facilities reflected in the table below was approximately $4 million during each of the three months ended June 30, 2019 and 2018, and approximately $8 million for each of the six-month periods ended June 30, 2019 and 2018.  Pursuant to the terms of the three hospital leases with the Trust, we have the option to renew the leases at the lease terms described above and below by providing notice to the Trust at least 90 days prior to the termination of the then current term. We also have the right to purchase the respective leased hospitals at the end of the lease terms or any renewal terms at their appraised fair market value as well as purchase any or all of the three leased hospital properties at the appraised fair market value upon one month’s notice should a change of control of the Trust occur. In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

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

During the third quarter of 2019, a joint-venture agreement between us and a non-related third-party was finalized in connection with the development of a newly constructed behavioral health care facility located in Clive, Iowa. Pursuant to the terms of the agreement, we hold a majority ownership interest in the venture and will act as manager of the facility when completed and opened. This joint-venture also entered into an agreement with the Trust whereby a wholly-owned subsidiary of the Trust will construct the 108-bed behavioral health care hospital and, upon completion and issuance of the certificate of occupancy, the joint-venture will lease the facility from the Trust pursuant to a 20-year, triple net lease with five, 10-year renewal options. Construction of the approximately 80,000 square foot hospital, for which a wholly-owned subsidiary of ours will act as project manager for an aggregate fee of approximately $750,000, is expected to be completed in the fall of 2020. The approximate cost of the project is estimated at $37.5 million and the initial annual rent is estimated at approximately $2.7 million.

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

In August, 2015, Marc D. Miller, our President and member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance.  During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO. Also in connection with this GPO agreement, we received shares of restricted stock of Premier which vest ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO.  We have elected to retain a portion of the previously vested shares of Premier, the market value of which is included in other assets on our consolidated balance sheet.  Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier on which the restrictions have lapsed was $58 million as of June 30, 2019 and $56 million as of December 31, 2018.    In connection with our adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, since our vested shares of Premier are held for investment and classified as available for sale, the $2 million increase in market value of these shares since December 31, 2018 was recorded as an unrealized gain and included in “Other (income) expense, net” on our condensed consolidated statements of income for the six-month period ended June 30, 2019.

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

As of June 30, 2019, outside owners held noncontrolling, minority ownership interests of: (i) 20% in an acute care facility located in Washington, D.C.; (ii) approximately 11% in an acute care facility located in Texas; (iii) 20% and 30% in two behavioral health care facilities located in Pennsylvania and Ohio, respectively; (iv) approximately 5% in an acute care facility located in Nevada, and; (v) approximately 20% in a behavioral health care facility located in Spokane, Washington.  The noncontrolling interest and redeemable noncontrolling interest balances of $71 million and $4 million, respectively, as of June 30, 2019, consist primarily of the third-party ownership interests in these hospitals.

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

On October 31, 2018, we added a seven-year tranche B term loan facility in the aggregate principal amount of $500 million pursuant to the Senior Credit Agreement. The tranche B term loan matures on October 31, 2025.  We used the proceeds to repay borrowings under the revolving credit facility, the Securitization (as defined below), to redeem our $300 million, 3.75% Senior Notes that were scheduled to mature in 2019 and for general corporate purposes.

As of June 30, 2019, we had $102 million of borrowings outstanding pursuant to our $1 billion revolving credit facility and we had $851 million of available borrowing capacity net of $12 million of outstanding letters of credit and $35 million of outstanding borrowings pursuant to a short-term credit facility.

Pursuant to the terms of the Sixth Amendment, the tranche A term loan, which had $1.975 billion of borrowings outstanding as of June 30, 2019, provides for eight installment payments of $12.5 million per quarter which commenced in March of 2019 and are scheduled to continue through December of 2020.  Thereafter, payments of $25 million per quarter are scheduled, commencing in March of 2021 until maturity in October of 2023, when all outstanding amounts will be due.

The tranche B term loan, which had $498 million of borrowings outstanding as of June 30, 2019, provides for installment payments of $1.25 million per quarter, which commenced on March 31, 2019 and are scheduled to continue until maturity in October of 2025, when all outstanding amounts will be due.

Borrowings under the Senior Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.375% to 0.625% for revolving credit and term loan A borrowings and 0.75% for tranche B borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.375% to 1.625% for revolving credit and term loan A borrowings and 1.75% for the tranche B term loan. As of June 30, 2019, the applicable margins were 0.50% for ABR-based loans and 1.50% for LIBOR-based loans under the revolving credit and term loan A facilities.  The revolving credit facility includes a $125 million sub-limit for letters of credit. The Senior Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Senior Credit Agreement includes a material adverse change clause that must be represented at each draw. The Senior Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We are in compliance with all required covenants as of June 30, 2019 and December 31, 2018.

In late April, 2018, we entered into the sixth amendment to our accounts receivable securitization program (“Securitization”) dated as of October 27, 2010 with a group of conduit lenders, liquidity banks, and PNC Bank, National Association, as administrative agent, which provides for borrowings outstanding from time to time by certain of our subsidiaries in exchange for undivided security interests in their respective accounts receivable. The sixth amendment, among other things, extended the term of the Securitization program through April 26, 2021 and increased the borrowing capacity to $450 million (from $440 million previously). Although the program fee and certain other fees were adjusted in connection with the sixth amendment, substantially all other provisions of the Securitization program remained unchanged.  Pursuant to the terms of our Securitization program, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At June 30, 2019, we had $437 million of outstanding borrowings pursuant to the terms of the Securitization and $13 million of available borrowing capacity.

As of June 30, 2019, we had combined aggregate principal of $1.1 billion from the following senior secured notes:

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

At June 30, 2019, the carrying value and fair value of our debt were approximately $4.15 billion and $4.17 billion, respectively.  At December 31, 2018, the carrying value and fair value of our debt were each approximately $4.0 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

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

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity. Amounts are reclassified from AOCI to the income statement in the period or periods the hedged transaction affects earnings. From time to time, we use interest rate derivatives in our cash flow hedge transactions. Such derivatives are designed to be highly effective in offsetting changes in the cash flows related to the hedged liability.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during the first six months of 2019 and the full year of 2018 and determined the hedges to be highly effective. Although we do not anticipate nonperformance by our counterparties to interest rate swap agreements, the counterparties expose us to credit risk in the event of nonperformance. We do not hold or issue derivative financial instruments for trading purposes.

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

Foreign Currency Forward Exchange Contracts:

In August 2017, the FASB issued new guidance on hedge accounting (ASU 2017-12) that is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The new guidance amends the presentation and disclosure requirements, and changes how companies assess effectiveness. We adopted this guidance as of January 1, 2019 and applied to all existing hedges as of the adoption date.

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. In conjunction with the January 1, 2019 adoption of ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities”, we reclassified our presentation of the net cash inflows or outflows, which were received or paid in connection with foreign exchange contracts that hedge our net investment in foreign operations against movements in exchange rates, to investing cash flows on the consolidated statements of cash flows.  As previously disclosed within our footnotes, these cash flows were formerly reported as operating activities.  Prior period amounts have been reclassified from net cash provided by operating activities to net cash used in investing activities to conform with the current year presentation on the consolidated statements of cash flows. In connection with these forward exchange contracts, we recorded net cash inflows of $53 million and $22 million during the six-month periods ended June 30, 2019 and 2018, respectively.

Derivatives Hedging Relationships:

The following table presents the effects of our interest rate swap agreements and our foreign currency foreign exchange contracts on our results of operations for the three and six month periods ended June 30, 2019 and 2018 (in thousands):

	Gain/(Loss) recognized in AOCI
	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Cash Flow Hedge relationships
Interest rate swap agreements (a)	$(1,008)	$(545)	$(3,925)	$1,579

Net Investment Hedge relationships
Foreign currency foreign exchange contracts (b)	$40,436	$68,151	$45,657	$22,298
(a)

The amount of gain reclassified out of AOCI into Interest expense, net was $456,000 and $1.5 million during the three-month periods ended June 30, 2019 and 2018, respectively, and $3.4 million and $2.2 million during the six-month periods ended June 30, 2019 and 2018, respectively.

(b)

The amount reclassified out of AOCI into Other (income) expense, net includes the net effect of a $815,000 gain offset by a $815,000 loss recorded on repatriation of cash related to our net investment in the U.K. for the three-month period ended June 30, 2019, and $4.6 million gain offset by a $4.6 million loss recorded on repatriation of cash related to our net investment in the U.K. during the six-month period ended June 30, 2019.  There were no amounts reclassified out of AOCI for the three and six-month periods ended June 30, 2018.

No other gains or losses were recognized in income related to derivatives in Subtopic 815-20.

Cash, Cash Equivalents and Restricted Cash:

Cash, cash equivalents, and restricted cash as reported in the condensed consolidated statements of cash flows are presented separately on our condensed consolidated balance sheets as follow (in thousands):

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$61,297	$105,220
Restricted cash and cash equivalents (a)	95,404	94,465
Total cash, cash equivalents and restricted cash	$156,701	$199,685

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	June 30, 2019	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$110,830	Other assets	110,830
Certificates of deposit	2,202	Other assets	2,202
Available for sale securities	58,213	Other assets	58,213
Deferred compensation assets	32,773	Other assets	32,773
Interest rate swap agreements	-	Accounts Receivable, net		-
Foreign currency exchange contracts	1,202	Other current assets		1,202
	$205,220		204,018	1,202	-
Liabilities:
Deferred compensation liability	$32,773	Other noncurrent liabilities	32,773
	$32,773		32,773	-	-

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2018	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$106,530	Other assets	106,530
Certificates of deposit	5,415	Other assets	5,415
Available for sale securities	55,594	Other assets	55,594
Deferred compensation assets	32,998	Other assets	32,998
Interest rate swap agreements	3,925	Accounts Receivable, net		3,925
Foreign currency exchange contracts	8,908	Other current assets		8,908
	$213,370		200,537	12,833	-
Liabilities:
Deferred compensation liability	$32,998	Other noncurrent liabilities	32,998
	$32,998		32,998	-	-

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

As of June 30, 2019, the total accrual for our professional and general liability claims was $248 million, of which $42 million was included in current liabilities.  As of December 31, 2018, the total accrual for our professional and general liability claims was $243 million, of which $42 million was included in current liabilities.

As of June 30, 2019, the total accrual for our workers’ compensation liability claims was $74 million, of which $40 million was included in current liabilities.  As of December 31, 2018, the total accrual for our workers’ compensation liability claims was $72 million, of which $40 million was included in current liabilities.

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

Other

Our accounts receivable as of June 30, 2019 and December 31, 2018 include amounts due from Illinois of approximately $26 million and $32 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $12 million as of June 30, 2019 and $18 million as of December 31, 2018, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. Although the accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due to us from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

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

Certain legal matters are described below:

Government Investigations:

UHS Behavioral Health

In February, 2013, the Office of Inspector General for the United States Department of Health and Human Services (“OIG”) served a subpoena requesting various documents from January, 2008 to the date of the subpoena directed at Universal Health Services, Inc. (“UHS”) concerning it and UHS of Delaware, Inc., and certain UHS owned behavioral health facilities including: Keys of Carolina, Old Vineyard Behavioral Health, The Meadows Psychiatric Center, Streamwood Behavioral Health, Hartgrove Hospital, Rock River Academy and Residential Treatment Center, Roxbury Treatment Center, Harbor Point Behavioral Health Center, f/k/a The Pines Residential Treatment Center, including the Crawford, Brighton and Kempsville campuses, Wekiva Springs Center and River Point Behavioral Health.   Prior to receipt of this subpoena, some of these facilities had received independent subpoenas from state or federal agencies. Subsequent to the February 2013 subpoenas, some of the facilities above have received additional, specific subpoenas or other document and information requests.  In addition to the OIG, the DOJ and various U.S. Attorneys’ and state Attorneys’ General Offices are also involved in this matter. Since February 2013, additional facilities have also received subpoenas and/or document and information requests or we have been notified are included in the omnibus investigation.  Those facilities include: National Deaf Academy, Arbour-HRI Hospital, Behavioral Hospital of Bellaire, St. Simons By the Sea, Turning Point Care Center, Salt Lake Behavioral Health, Central Florida Behavioral Hospital, University Behavioral Center, Arbour Hospital, Arbour-Fuller Hospital, Pembroke Hospital, Westwood Lodge, Coastal Harbor Health System, Shadow Mountain Behavioral Health, Cedar Hills Hospital, Mayhill Hospital, Southern Crescent Behavioral Health (Anchor Hospital and Crescent Pines campuses), Valley Hospital (AZ), Peachford Behavioral Health System of Atlanta, University Behavioral Health of Denton, El Paso Behavioral Health System, Newport News Behavioral Health Center, The Hughes Center, Forest View Hospital and Havenwyck Hospital.

In October, 2013, we were advised that the DOJ’s Criminal Frauds Section had opened an investigation of River Point Behavioral Health and Wekiva Springs Center. We were subsequently notified that the Criminal Frauds section opened investigations of National

Deaf Academy, Hartgrove Hospital and UHS as a corporate entity. In April 2017, the DOJ’s Criminal Division issued a subpoena requesting documentation from Shadow Mountain Behavioral Health. In August 2017, Kempsville Center of Behavioral Health (a part of Harbor Point Behavioral Health previously identified above) received a subpoena requesting documentation. We have recently been advised that the investigations being conducted by the DOJ’s Criminal Frauds Section and corresponding U.S. Attorneys’ Offices, of UHS and the above referenced facilities, have been closed.

In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration (“AHCA”) subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the Medicare suspension remains in effect. In June 2017, AHCA advised that while they were maintaining the suspension for dual eligible and cross-over Medicare beneficiaries, the Medicaid payment suspension was lifted effective June 27, 2017. From inception through June 30, 2019, the aggregate funds withheld from us in connection with the River Point Behavioral Health payment suspension amounted to approximately $9 million. We anticipate a resolution of the payment suspension will be part of the overall settlement agreement(s) to be drafted and finalized. Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during the six-month period ended June 30, 2019 or the year ended December 31, 2018, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

The DOJ has advised us that the civil aspect of the coordinated investigation referenced above is a False Claims Act investigation focused on billings submitted to government payers in relation to services provided at those facilities. While there have been various matters raised by DOJ during the pendency of this investigation, DOJ Civil has advised that the focus of their investigation is on medical necessity issues and billing for services not eligible for payment due to non-compliance with regulatory requirements relating to, among other things, admission eligibility, discharge decisions, length of stay and patient care issues. It is our understanding that the DOJ Criminal Fraud Section was investigating issues similar to those focused on by the DOJ Civil Division and the other related agencies involved in this matter. UHS denies any fraudulent billings were submitted to government payers.

In July 2019, we reached an agreement in principle with the DOJ’s Civil Division, and on behalf of various states’ attorneys general offices, to resolve the civil aspects of the government’s investigation of our behavioral health care facilities for $127 million subject to requisite approvals and preparation and execution of definitive settlement and related agreements. We are awaiting the initial draft of a potential corporate integrity agreement with the Office of Inspector General for the United States Department of Health and Human Services (“OIG”) which we expect will be part of the overall settlement of this matter.

In connection with this agreement in principle, during the three and six-month periods ended June 30, 2019, we recorded a pre-tax increase of approximately $11 million to the reserve established in connection with the civil aspects of these matters (“DOJ Reserve”), which includes related fees and costs due to or on behalf of third-parties. The aggregate pre-tax DOJ Reserve amounted to $134 million as of June 30, 2019 and $123 million as of December 31, 2018 (including $9 million and $22 million recorded during the three and six-month periods ended June 30, 2018, respectively). Our financial statements assume that the amounts included in the aggregate pre-tax DOJ Reserve are fully deductible for federal and state income tax purposes.

Since the agreement in principle with the DOJ’s Civil Division is subject to certain required approvals and negotiation and execution of definitive settlement agreements, as well as negotiation and execution of a potential corporate integrity agreement with the OIG, we can provide no assurance that definitive agreements will ultimately be finalized. We therefore can provide no assurance that final amounts paid in settlement or otherwise, or associated costs, or the income tax deductibility of such payments, will not differ materially from our established reserve and assumptions related to income tax deductibility.

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

Litigation:

U.S. ex rel Escobar v. Universal Health Services, Inc. et.al.

This is a False Claims Act case filed against Universal Health Services, Inc., UHS of Delaware, Inc. and HRI Clinics, Inc. d/b/a Arbour Counseling Services in U.S. District Court for the District of Massachusetts.  This qui tam action primarily alleges that Arbour Counseling Services failed to appropriately supervise certain clinical providers in contravention of  regulatory requirements and the submission of claims to Medicaid were subsequently improper.  Relators make other claims of improper billing to Medicaid associated with alleged failures of Arbour Counseling to comply with state regulations.  The U.S. Attorney’s Office and the Massachusetts Attorney General’s Office initially declined to intervene.  UHS filed a motion to dismiss and the trial court originally granted the motion dismissing the case.  The First Circuit Court of Appeals (“First Circuit”) reversed the trial court’s dismissal of the case.  The United States Supreme Court subsequently vacated the First Circuit’s opinion and remanded the case for further consideration under the new legal standards established by the Supreme Court for False Claims Act cases.  During the 4th quarter of 2016, the First Circuit issued a revised opinion upholding their reversal of the trial court’s dismissal.  The case was then remanded to the trial court for further proceedings.  In January 2017, the U.S. Attorney’s Office and Massachusetts Attorney General’s Office advised of the potential for intervention in the case.  The Massachusetts Attorney General’s Office subsequently filed its motion to intervene which was granted and, in April 2017, filed their Complaint in Intervention. We are defending this case vigorously. This matter is included in the above-mentioned agreement in principle reached with the DOJ’s Civil Division, and on behalf of various states’ attorneys general offices, to resolve the civil aspects of the government’s investigation of our behavioral health care facilities, subject to requisite approvals and preparation and execution of definitive settlement and related agreements.

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

	Three months ended June 30, 2019
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$7,051,925	$2,547,626	$0	$9,599,551
Gross outpatient revenues	$4,402,308	$268,693	$0	$4,671,001
Total net revenues	$1,531,709	$1,320,241	$3,218	$2,855,168
Income/(loss) before allocation of corporate overhead and income taxes	$188,157	$265,986	$(143,335)	$310,808
Allocation of corporate overhead	$(57,528)	$(41,638)	$99,166	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$130,629	$224,348	$(44,169)	$310,808
Total assets as of June 30, 2019	$4,413,509	$6,933,825	$405,316	$11,752,650

	Six months ended June 30, 2019
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$14,215,639	$5,031,625	$0	$19,247,264
Gross outpatient revenues	$8,659,922	$535,239	$0	$9,195,161
Total net revenues	$3,046,553	$2,606,624	$6,382	$5,659,559
Income/(loss) before allocation of corporate overhead and income taxes	$380,370	$510,154	$(283,420)	$607,104
Allocation of corporate overhead	$(115,028)	$(83,285)	$198,313	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$265,342	$426,869	$(85,107)	$607,104
Total assets as of June 30, 2019	$4,413,509	$6,933,825	$405,316	$11,752,650

	Three months ended June 30, 2018
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$6,164,010	$2,448,894	$0	$8,612,904
Gross outpatient revenues	$3,760,326	$267,537	$0	$4,027,863
Total net revenues	$1,403,991	$1,274,083	$3,279	$2,681,353
Income/(loss) before allocation of corporate overhead and income taxes	$162,015	$261,444	$(121,689)	$301,770
Allocation of corporate overhead	$(49,902)	$(40,246)	$90,148	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$112,113	$221,198	$(31,541)	$301,770
Total assets as of June 30, 2018	$3,971,106	$6,746,272	$352,039	$11,069,417

	Six months ended June 30, 2018
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$12,525,776	$4,851,152	$0	$17,376,928
Gross outpatient revenues	$7,474,987	$522,718	$0	$7,997,705
Total net revenues	$2,849,623	$2,512,079	$7,167	$5,368,869
Income/(loss) before allocation of corporate overhead and income taxes	$365,726	$500,192	$(267,910)	$598,008
Allocation of corporate overhead	$(99,793)	$(80,578)	$180,371	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$265,933	$419,614	$(87,539)	$598,008
Total assets as of June 30, 2018	$3,971,106	$6,746,272	$352,039	$11,069,417
(a)

Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $144 million and $119 million for the three-month periods ended June 30, 2019 and 2018, respectively, and approximately $281 million and $234 million for the six-month periods ended June 30, 2019 and 2018, respectively.  Total assets at our U.K. behavioral health care facilities were approximately $1.217 billion and $1.123 billion as of June 30, 2019 and 2018, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Basic and Diluted:
Net income attributable to UHS	$238,320	$226,052	$472,488	$449,884
Less: Net income attributable to unvested restricted share grants	(656)	(392)	(1,171)	(496)
Net income attributable to UHS – basic and diluted	$237,664	$225,660	$471,317	$449,388

Weighted average number of common shares - basic	89,136	93,842	89,956	94,034
Net effect of dilutive stock options and grants based on the treasury stock method	99	439	145	448
Weighted average number of common shares and equivalents - diluted	89,235	94,281	90,101	94,482
Earnings per basic share attributable to UHS:	$2.67	$2.40	$5.24	$4.78
Earnings per diluted share attributable to UHS:	$2.66	$2.39	$5.23	$4.76

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 8.5 million for the three months ended June 30, 2019 and 7.8 million for the six months ended June 30, 2019. The excluded weighted-average stock options totaled 7.6 million for the three months ended June 30, 2018 and 5.3 million for the six months ended June 30, 2018. All classes of our common stock have the same dividend rights.

The decrease in our basic and diluted weighted number of common shares outstanding for the three and six months ended June 30, 2019, as compared to the comparable prior year three and six months, was due primarily to the impact of shares repurchased by us since January 1, 2018.

Stock-Based Compensation:

During the three-month periods ended June 30, 2019 and 2018, pre-tax compensation cost of $14.7 million and $13.6 million, respectively, was recognized related to outstanding stock options.  During the six-month periods ended June 30, 2019 and 2018, pre-tax compensation costs of $30.5 million and $32.5 million, respectively, was recognized related to outstanding stock options.  In addition, during the three-month periods ended June 30, 2019 and 2018, pre-tax compensation cost of approximately $2.1 million and $1.2 million  (net of cancellations), respectively, was recognized related to restricted stock.  During the six-month periods ended June 30, 2019 and 2018, pre-tax compensation costs of approximately $3.7 million and $1.7 million (net of cancellations), respectively, was recognized related to restricted stock.  As of June  30, 2019 there was approximately $157.4 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 2.9 years. There were 2,394,515 stock options granted during the first six months of 2019 with a weighted-average grant date fair value of $30.42 per share.  There were 145,076 shares of restricted shares granted during the first six months of 2019 with a weighted-average grant date fair value of $133.98 per share.

The expense associated with stock-based compensation arrangements is a non-cash charge. In the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $34.7 million during each of the six-month periods ended June 30, 2019 and 2018.

(9) Dispositions and acquisitions

Six-month period ended June 30, 2019:

Acquisitions:

During the first six months of 2019, there were no acquisitions.

Divestitures:

During the first six months of 2019, there were no divestitures.

Six-month period ended June 30, 2018:

Acquisitions:

During the first six months of 2018, we paid approximately $21 million to acquire businesses and property consisting primarily of the acquisition of a 109-bed behavioral health care facility located in Gulfport, Mississippi (acquired during the first quarter).

Divestitures:

During the first six months of 2018, we received approximately $14 million in connection with: (i) the required divestiture of an 18-bed behavioral health care facility located in the U.K. (pursuant to final ruling of The Competition and Markets Authority in connection with our acquisition of Cambian Group, PLC), and; (ii) the real property of a closed behavioral health facility.

(10) Dividends

We declared and paid dividends of $8.9 million, or $.10 per share, during the second quarter of 2019 and $9.4 million or $.10 per share during the second quarter of 2018.  We declared and paid dividends of $18.0 million and $18.8 million during the six-month periods ended June 30, 2019 and 2018, respectively.

(11) Income Taxes

Our effective income tax rates were 22.4% and 23.5% during the three-month periods ended June 30, 2019 and 2018, respectively, and 21.2% and 23.2% during the six-month periods ended June 30, 2019, and 2018, respectively.  The decrease in the effective tax rate during the three-month period ended June 30, 2019, as compared to the comparable quarter of 2018, was primarily due to a favorable $4 million adjustment to the income tax provision related to the effects of a change in state tax law enacted during the second quarter of 2019.  The decrease in the effective tax rate during the six-month period ended June 30, 2019, compared with the same period in 2018, was primarily due to a $9 million decrease in our provision for income taxes attributable to employee share-based payment accounting, which decreased our provision for income taxes by $10 million during the first six months of 2019 as compared to $2 million during the first six months of 2018.

The global intangible low-taxed income (“GILTI”) provisions from the TCJA-17 require the inclusion of the earnings of certain foreign subsidiaries in excess of an acceptable rate of return on certain assets of the respective subsidiaries in our U.S. tax return for tax years beginning after December 31, 2017.  An accounting policy election was made during 2018 to treat taxes related to GILTI as a period cost when the tax is incurred. We recorded a GILTI tax provision of less than $1 million for the six-month periods ended June 30, 2019 and 2018, respectively.

As of January 1, 2019, our unrecognized tax benefits were approximately $2 million. The amount, if recognized, that would favorably affect the effective tax rate is approximately $1 million. During the six months ended June 30, 2019, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of June 30, 2019, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for 2015 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months.  It is reasonably possible that the amount of uncertain tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

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

The following table disaggregates our revenue by major source for the three and six month periods ended June 30, 2019 and 2018 (in thousands):

	For the three months ended June 30, 2019
	Acute Care		Behavioral Health		Other	Total
Medicare	$319,060	21%	$139,248	11%		$458,308	16%
Managed Medicare	211,660	14%	54,152	4%		265,812	9%
Medicaid	138,682	9%	183,563	14%		322,245	11%
Managed Medicaid	145,970	10%	275,252	21%		421,222	15%
Managed Care (HMO and PPOs)	566,165	37%	346,717	26%		912,882	32%
UK Revenue	0	0%	143,800	11%		143,800	5%
Other patient revenue and adjustments, net	36,161	2%	126,903	10%		163,064	6%
Other non-patient revenue	114,011	7%	50,606	4%	3,218	167,835	6%
Total Net Revenue	$1,531,709	100%	$1,320,241	100%	$3,218	2,855,168	100%

	For the six months ended June 30, 2019
	Acute Care		Behavioral Health		Other	Total
Medicare	$654,969	21%	$276,704	11%		$931,673	16%
Managed Medicare	420,763	14%	106,411	4%		527,174	9%
Medicaid	243,192	8%	356,479	14%		599,671	11%
Managed Medicaid	279,701	9%	542,525	21%		822,226	15%
Managed Care (HMO and PPOs)	1,136,548	37%	694,599	27%		1,831,147	32%
UK Revenue	0	0%	280,502	11%		280,502	5%
Other patient revenue and adjustments, net	88,044	3%	250,381	10%		338,425	6%
Other non-patient revenue	223,336	7%	99,023	4%	6,382	328,741	6%
Total Net Revenue	$3,046,553	100%	$2,606,624	100%	$6,382	5,659,559	100%

	For the three months ended June 30, 2018
	Acute Care		Behavioral Health		Other	Total
Medicare	$305,471	22%	$146,643	12%		$452,114	17%
Managed Medicare	174,196	12%	51,043	4%		225,239	8%
Medicaid	109,225	8%	175,966	14%		285,191	11%
Managed Medicaid	138,346	10%	247,276	19%		385,622	14%
Managed Care (HMO and PPOs)	512,631	37%	361,047	28%		873,678	33%
UK Revenue	0	0%	119,457	9%		119,457	4%
Other patient revenue and adjustments, net	63,950	5%	121,392	10%		185,342	7%
Other non-patient revenue	100,172	7%	51,259	4%	3,279	154,710	6%
Total Net Revenue	$1,403,991	100%	$1,274,083	100%	$3,279	2,681,353	100%

	For the six months ended June 30, 2018
	Acute Care		Behavioral Health		Other	Total
Medicare	$661,228	23%	$289,170	12%		$950,398	18%
Managed Medicare	363,294	13%	96,038	4%		459,332	9%
Medicaid	219,004	8%	353,302	14%		572,306	11%
Managed Medicaid	268,285	9%	478,052	19%		746,337	14%
Managed Care (HMO and PPOs)	1,028,609	36%	719,109	29%		1,747,718	33%
UK Revenue	0	0%	234,198	9%		234,198	4%
Other patient revenue and adjustments, net	110,840	4%	238,377	9%		349,217	7%
Other non-patient revenue	198,363	7%	103,833	4%	7,167	309,363	6%
Total Net Revenue	$2,849,623	100%	$2,512,079	100%	$7,167	5,368,869	100%

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

The components of lease expense for the three and six month periods ended June 30, 2019 are as follows (in thousands):

	Three months ended June 30,	Six months ended June 30,
	2019	2019

Operating lease cost	$18,260	$36,339
Variable and short term lease cost (a)	8,275	16,321
Total lease cost	$26,535	$52,660

Finance lease cost:
Amortization of right-of-use-assets	$482	$963
Interest on lease liabilities	474	958
Total finance lease cost	$956	$1,921
(a)	Includes equipment, month-to-month and leases with a maturity of less than 12 months.

Supplemental cash flow information related to leases for the six month period ended June 30, 2019 are as follows (in thousands):

Six months ended June 30,
2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$52,036
Operating cash flows from finance leases	$1,108
Financing cash flows from finance leases	$907

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$359,329
Finance leases	0

Included in the $359 million of right-of-use assets obtained in exchange for operating lease obligations is $8.9 million of new operating leases entered into during the six month period ended June 30, 2019.

Supplemental balance sheet information related to leases as of June 30, 2019 are as follows (in thousands):

June 30,
2019

Operating Leases
Right of use assets-operating leases	$332,135

Operating lease liabilities	$56,447
Operating lease liabilities noncurrent	275,688
Total operating lease liabilities	$332,135

Finance Leases
Property and equipment	$23,250
Accumulated depreciation	(10,363)
Property and equipment, net	$12,887

Current maturities of long-term debt	$1,664
Long-term debt	17,206
Total finance lease liabilities	$18,870

Weighted Average remaining lease term, years
Operating leases	10.0
Finance leases	7.6

Weighted Average discount rate
Operating leases	4.7%
Finance leases	10.4%

Future maturities of lease liabilities as of June 30, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases
Year ending December 31,
2019 (remaining 6 months)	$35,307	$1,834
2020	64,302	3,375
2021	57,151	3,257
2022	46,746	3,559
2023	42,234	3,654
Later years	181,673	12,092
Total lease payments	427,413	27,771
less imputed interest	(95,278)	(8,901)
Total	$332,135	$18,870

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

As of June 30, 2019, we owned and/or operated 353 inpatient facilities and 38 outpatient and other facilities including the following located in 37 states, Washington, D.C., the United Kingdom and Puerto Rico:

Acute care facilities located in the U.S.:

•	26 inpatient acute care hospitals;
•	10 free-standing emergency departments, and;
•	6 outpatient centers & 1 surgical hospital.

Behavioral health care facilities (327 inpatient facilities and 21 outpatient facilities):

Located in the U.S.:

•	187 inpatient behavioral health care facilities, and;
•	19 outpatient behavioral health care facilities.

Located in the U.K.:

•	137 inpatient behavioral health care facilities, and;
•	2 outpatient behavioral health care facilities.

Located in Puerto Rico:

•	3 inpatient behavioral health care facilities.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 54% and 52% during the three-month periods ended June 30, 2019 and 2018, respectively, and 54% and 53% during the six-month period ended June 30, 2019 and 2018, respectively.  Net revenues from our behavioral health care facilities and commercial health insurer accounted for 46% and 48% of our consolidated net revenues during the three-month periods ended June 30, 2019 and 2018, respectively, and 46% and 47% during the six-month periods ended June 30, 2019 and 2018, respectively.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $144 million and $119 million during the three-month periods ended June 30, 2019 and 2018, respectively, and $281 million and $234 million for the six-month periods ended June 30, 2019 and 2018, respectively.  Total assets at our U.K. behavioral health care facilities were approximately $1.217 billion as of June 30, 2019 and $1.224 billion as of December 31, 2018.

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
•

an increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. Legislation has already been enacted that has eliminated the penalty for failing to maintain health coverage that was part of the original Legislation. President Trump has already taken executive actions: (i) requiring all federal agencies with authorities and responsibilities under the Legislation to “exercise all authority and discretion available to them to waiver, defer, grant exemptions from, or delay” parts of the Legislation that place “unwarranted economic and regulatory burdens” on states, individuals or health care providers; (ii) the issuance of a final rule in June, 2018 by the Department of Labor to enable the formation of association health plans that would be exempt from certain Legislation requirements such as the provision of essential health benefits; (iii) the issuance of a final rule in August, 2018 by the Department of Labor, Treasury, and Health and Human Services to expand the availability of short-term, limited duration health insurance, (iv) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level; (v) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans; (vi) the issuance of a final rule in June, 2019 by the Departments of Labor, Treasury, and Health and Human Services that would be incentivize the use of health reimbursement arrangements by employers to permit employees to purchase health insurance in the individual market, and; (vii) directing the issuance of federal rulemaking by executive agencies to increase transparency of healthcare price and quality information.  The uncertainty resulting from these Executive Branch policies has led to reduced Exchange enrollment in 2018 and 2019 and is expected to further worsen the individual and small group market risk pools in future years.  It is also anticipated that these and future policies may create additional cost and reimbursement pressures on hospitals, including ours. In addition, while attempts to repeal the entirety of the Affordable Care Act (“ACA”) have not been successful to date, a key provision of the ACA was repealed as part of the Tax Cuts and Jobs Act and on December 14, 2018, a federal U.S. District Court Judge in Texas ruled the entire ACA is unconstitutional.  While that ruling is stayed and has been appealed, it has caused greater uncertainty regarding the future status of the ACA. If all or any parts of the ACA are found to be unconstitutional, it could have a material adverse effect on our business, financial condition and results of operations. See below in Sources of Revenue and Health Care Reform for additional disclosure;

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts net revenues in future periods. Although the patient’s ultimate eligibility determination may result in adjustments to net revenues, these adjustments do not have a material impact on our results of operations during the three or six-month periods ended June 30, 2019 or the year ended December 31, 2018 since our facilities make estimates at each financial reporting period to adjust revenue based on historical collections.  Under ASC 605, these estimates were reported in the provision for doubtful accounts.

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

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three and six-month periods ended June 30, 2019 and 2018:

Uncompensated care:

Amounts in millions	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2019	%	2018	%	2019	%	2018	%
Charity care	$140	26%	$186	39%	$286	28%	$332	38%
Uninsured discounts	405	74%	288	61%	733	72%	551	62%
Total uncompensated care	$545	100%	$474	100%	$1,019	100%	$883	100%

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Amounts in millions	2019	2018	2019	2018
Estimated cost of providing charity care	$16	$22	$33	$40
Estimated cost of providing uninsured discounts related care	46	35	83	67
Estimated cost of providing uncompensated care	$62	$57	$116	$107
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

The total accrual for our professional and general liability claims and workers’ compensation claims was $322 million as of June 30, 2019, of which $82 million is included in current liabilities. The total accrual for our professional and general liability claims and workers’ compensation claims was $315 million as of December 31, 2018, of which $82 million is included in current liabilities.

Recent Accounting Standards: For a summary of accounting standards, please see Note 14 to the Consolidated Financial Statements, as included herein.

Results of Operations

Three-month periods ended June 30, 2019 and 2018:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended June 30, 2019 and 2018 (dollar amounts in thousands):

	Three months ended June 30, 2019		Three months ended June 30, 2018
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$2,855,168	100.0%	$2,681,353	100.0%
Operating charges:
Salaries, wages and benefits	1,383,481	48.5%	1,305,974	48.7%
Other operating expenses	672,564	23.6%	624,484	23.3%
Supplies expense	305,857	10.7%	289,733	10.8%
Depreciation and amortization	121,168	4.2%	109,581	4.1%
Lease and rental expense	26,535	0.9%	27,119	1.0%
Subtotal-operating expenses	2,509,605	87.9%	2,356,891	87.9%
Income from operations	345,563	12.1%	324,462	12.1%
Interest expense, net	42,487	1.5%	38,000	1.4%
Other (income) expense, net	(7,732)	(0.3)%	(15,308)	(0.6)%
Income before income taxes	310,808	10.9%	301,770	11.3%
Provision for income taxes	69,543	2.4%	71,059	2.7%
Net income	241,265	8.5%	230,711	8.6%
Less: Income attributable to noncontrolling interests	2,945	0.1%	4,659	0.2%
Net income attributable to UHS	$238,320	8.3%	$226,052	8.4%

Net revenues increased 6.5%, or $174 million, to $2.86 billion during the three-month period ended June 30, 2019 as compared to $2.68 billion during the second quarter of 2018. The net increase was primarily attributable to: (i) a $158 million or 6.0% increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods (which we refer to as “same facility”), and; (ii) $16 million of other combined net increases due primarily to the revenues generated at 25 behavioral health facilities located in the U.K. acquired during the third quarter of 2018 in connection with our acquisition of The Danshell Group.

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $9 million to $311 million during the three-month period ended June 30, 2019 as compared to $302 million during the comparable quarter of 2018. The $9 million net increase was due to:

•	an increase of $26 million at our acute care facilities as discussed below in Acute Care Hospital Services;
•	an increase of $5 million at our behavioral health care facilities, as discussed below in Behavioral Health Services;
•	a decrease of $8 million due to a decrease in Other income, net, due primarily to a $4 million net gain on disposals and settlements recorded during the second quarter of 2018;
•	a decrease of $4 million due to an increase in interest expense, as discussed below in Other Operating Results-Interest Expense;
•

a net decrease of $2 million due the increases recorded each of during the second quarters of 2019 and 2018 to the reserve established in connection with the civil aspects of the government’s investigation of certain of our behavioral health care facilities ($11 million increase recorded during the second quarter of 2019 and $9 million increase recorded during the second quarter of 2018; see Item 1 - Legal Proceedings for additional disclosure), and;

•	$8 million of other combined net decreases.

Net income attributable to UHS increased $12 million to $238 million during the three-month period ended June 30, 2019 as compared to $226 million during the comparable prior year quarter. This increase was attributable to:

•	a $9 million increase in income before income taxes, as discussed above;
•	an increase of $2 million due to an decrease in income attributable to noncontrolling interests, and;
•	an increase of $1 million resulting from a decrease in the provision for income taxes.

Six-month periods ended June 30, 2019 and 2018:

The following table summarizes our results of operations and is used in the discussion below for the six-month periods ended June 30, 2019 and 2018 (dollar amounts in thousands):

	Six months ended June 30, 2019		Six months ended June 30, 2018
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$5,659,559	100.0%	$5,368,869	100.0%
Operating charges:
Salaries, wages and benefits	2,749,027	48.6%	2,606,122	48.5%
Other operating expenses	1,317,344	23.3%	1,245,303	23.2%
Supplies expense	613,320	10.8%	582,662	10.9%
Depreciation and amortization	241,208	4.3%	222,684	4.1%
Lease and rental expense	52,660	0.9%	53,822	1.0%
Subtotal-operating expenses	4,973,559	87.9%	4,710,593	87.7%
Income from operations	686,000	12.1%	658,276	12.3%
Interest expense, net	82,127	1.5%	75,576	1.4%
Other (income) expense, net	(3,231)	(0.1)%	(15,308)	(0.3)%
Income before income taxes	607,104	10.7%	598,008	11.1%
Provision for income taxes	128,441	2.3%	138,628	2.6%
Net income	478,663	8.5%	459,380	8.6%
Less: Income attributable to noncontrolling interests	6,175	0.1%	9,496	0.2%
Net income attributable to UHS	$472,488	8.3%	$449,884	8.4%

Net revenues increased 5.4%, or $291 million, to $5.66 billion during the six-month period ended June 30, 2019 as compared to $5.37 billion during the first six months of 2018. The net increase was primarily attributable to: (i) a $261 million or 5.0% increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods, and; (ii) $30 million of other combined net increases due primarily to the revenues generated at 25 behavioral health facilities located in the U.K. acquired during the third quarter of 2018 in connection with our acquisition of The Danshell Group.

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $9 million to $607 million during the six-month period ended June 30, 2019 as compared to $598 million during the comparable period of 2018. The $9 million net increase was due to:

•	an increase of $15 million at our acute care facilities as discussed below in Acute Care Hospital Services;
•	an increase of $10 million at our behavioral health care facilities, as discussed below in Behavioral Health Services;
•

an increase of $11 million due to a favorable change in the increase recorded during the first six months of 2019 ($11 million increase recorded) as compared to the first six months of 2018 ($22 million increase recorded) to the reserve established in connection with the civil aspects of the government’s investigation of certain of our behavioral health care facilities (see Item 1 - Legal Proceedings for additional disclosure);

•

a decrease of $12 million due to a decrease in Other income, net, due primarily to a $5 million unfavorable change in the pre-tax unrealized gain recorded during the first six months of 2019 ($3 million) as compared to the first six months of 2018 ($8 million) resulting from an increase in the market value of certain marketable securities held for investment and classified as available for sale, and a $4 million net gain on disposals and settlements recorded during the first six months of 2018;

•	a decrease of $7 million due to an increase in interest expense, as discussed below in Other Operating Results-Interest Expense, and;
•	$8 million of other combined net decreases.

Net income attributable to UHS increased $23 million to $472 million during the six-month period ended June 30, 2019 as compared to $450 million during the comparable prior year period. This increase was attributable to:

•	a $9 million increase in income before income taxes, as discussed above;
•	an increase of $3 million due to an decrease in income attributable to noncontrolling interests, and;

•

an increase of $10 million resulting from a decrease in the provision for income taxes resulting primarily from a favorable change resulting from our adoption of ASU 2016-09, which decreased our provision for income taxes by $10 million during the first six months of 2019 as compared to $2 million during the first six months of 2018.

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

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussion below for the three and six-month periods ended June 30, 2019 and 2018 (dollar amounts in thousands):

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,498,493	100.0%	$1,374,725	100.0%	$2,989,355	100.0%	$2,798,502	100.0%
Operating charges:
Salaries, wages and benefits	623,218	41.6%	584,126	42.5%	1,241,909	41.5%	1,165,894	41.7%
Other operating expenses	339,507	22.7%	308,660	22.5%	671,392	22.5%	616,841	22.0%
Supplies expense	255,322	17.0%	240,118	17.5%	513,033	17.2%	483,271	17.3%
Depreciation and amortization	75,368	5.0%	67,165	4.9%	149,596	5.0%	139,315	5.0%
Lease and rental expense	14,654	1.0%	14,708	1.1%	28,910	1.0%	28,991	1.0%
Subtotal-operating expenses	1,308,069	87.3%	1,214,777	88.4%	2,604,840	87.1%	2,434,312	87.0%
Income from operations	190,424	12.7%	159,948	11.6%	384,515	12.9%	364,190	13.0%
Interest expense, net	244	0.0%	431	0.0%	523	0.0%	962	0.0%
Other (income) expense, net	(45)	(0.0)%	(2,498)	(0.2)%	(45)	(0.0)%	(2,498)	(0.1)%
Income before income taxes	$190,225	12.7%	$162,015	11.8%	$384,037	12.8%	$365,726	13.1%

Three-month periods ended June 30, 2019 and 2018:

During the three-month period ended June 30, 2019, as compared to the comparable prior year quarter, net revenues from our acute care hospital services, on a same facility basis, increased $124 million or 9.0%. Income before income taxes (and before income attributable to noncontrolling interests) increased $28 million, or 17%, amounting to $190 million or 12.7% of net revenues during the second quarter of 2019 as compared to $162 million or 11.8% of net revenues during the second quarter of 2018.

During the three-month period ended June 30, 2019, net revenue per adjusted admission increased 3.5% while net revenue per adjusted patient day increased 3.3%, as compared to the comparable quarter of 2018. During the three-month period ended June 30, 2019, as compared to the comparable prior year quarter, inpatient admissions to our acute care hospitals increased 5.2% and adjusted admissions (adjusted for outpatient activity) increased 5.0%. Patient days at these facilities increased 5.4% and adjusted patient days increased 5.2% during the three-month period ended June 30, 2019 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.5 days during each of the three-month periods ended June 30, 2019 and 2018. The occupancy rate, based on the average available beds at these facilities, was 64% and 62% during the three-month periods ended June 30, 2019 and 2018, respectively.

Six-month periods ended June 30, 2019 and 2018:

During the six-month period ended June 30, 2019, as compared to the comparable prior year period, net revenues from our acute care hospital services, on a same facility basis, increased $191 million or 6.8%. Income before income taxes (and before income attributable to noncontrolling interests) increased $18 million, or 5%, amounting to $384 million or 12.8% of net revenues during the first six months 2019 as compared to $366 million or 13.1% of net revenues during the comparable period of 2018.

During the six-month period ended June 30, 2019, net revenue per adjusted admission increased 1.5% while net revenue per adjusted patient day increased 1.6%, as compared to the comparable period of 2018. During the six-month period ended June 30, 2019, as compared to the comparable prior year period, inpatient admissions to our acute care hospitals increased 5.2% and adjusted admissions (adjusted for outpatient activity) increased 5.0%. Patient days at these facilities increased 5.1% and adjusted patient days increased 4.8% during the six-month period ended June 30, 2019 as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 4.6 days during each of the six-month periods ended June 30, 2019 and 2018. The occupancy rate, based on the average available beds at these facilities, was 65% and 64% during the six-month periods ended June 30, 2019 and 2018, respectively.

All Acute Care Hospitals

The following table summarizes the results of operations for all our acute care operations during the three and six-month periods ended June 30, 2019 and 2018. These amounts include: (i) our acute care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including, if applicable, the results of recently acquired/opened ancillary businesses. Dollar amounts below are reflected in thousands.

	Three months ended June 30, 2019		Three months ended June 30, 2018		Six months ended June 30, 2019		Six months ended June 30, 2018
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,531,709	100.0%	$1,403,991	100.0%	3,046,553	100.0%	$2,849,623	100.0%
Operating charges:
Salaries, wages and benefits	624,035	40.7%	584,126	41.6%	1,243,352	40.8%	1,165,894	40.9%
Other operating expenses	373,069	24.4%	337,926	24.1%	729,300	23.9%	667,962	23.4%
Supplies expense	255,703	16.7%	240,118	17.1%	513,847	16.9%	483,271	17.0%
Depreciation and amortization	75,810	4.9%	67,165	4.8%	150,171	4.9%	139,315	4.9%
Lease and rental expense	14,736	1.0%	14,708	1.0%	29,035	1.0%	28,991	1.0%
Subtotal-operating expenses	1,343,353	87.7%	1,244,043	88.6%	2,665,705	87.5%	2,485,433	87.2%
Income from operations	188,356	12.3%	159,948	11.4%	380,848	12.5%	364,190	12.8%
Interest expense, net	244	0.0%	431	0.0%	523	0.0%	962	0.0%
Other (income) expense, net	(45)	(0.0)%	(2,498)	(0.2)%	(45)	(0.0)%	(2,498)	(0.1)%
Income before income taxes	$188,157	12.3%	$162,015	11.5%	$380,370	12.5%	$365,726	12.8%

Three-month periods ended June 30, 2019 and 2018:

During the three-month period ended June 30, 2019, as compared to the comparable prior year quarter, net revenues from our acute care hospital services increased $128 million or 9.1% to $1.53 billion as compared to $1.40 billion due to: (i) a $124 million, or 9.0%, increase same facility revenues, as discussed above, and; (ii) other combined net increase of $4 million due primarily to increased provider tax assessments incurred during the second quarter of 2019 as compared to the second quarter of 2018.

Income before income taxes increased $26 million, or 16%, to $188 million or 12.3% of net revenues during the second quarter of 2019 as compared to $162 million or 11.5% of net revenues during the second quarter of 2018. The increase resulted primarily from the $28 million increase in income before income taxes from our acute care hospital services, on a same facility basis, as discussed above.

Six-month periods ended June 30, 2019 and 2018:

During the six-month period ended June 30, 2019, as compared to the comparable prior year period, net revenues from our acute care hospital services increased $197 million or 6.9% to $3.05 billion as compared to $2.85 billion due to: (i) a $191 million, or 6.8%, increase same facility revenues, as discussed above, and; (ii) other combined net increase of $6 million due primarily to increased provider tax assessments incurred during the first six months of 2019 as compared to the comparable period of 2018.

Income before income taxes increased $15 million, or 4%, to $380 million or 12.5% of net revenues during the first six months of 2019 as compared to $366 million or 12.8% of net revenues during the comparable period of 2018. The increase resulted primarily from the $18 million increase in income before income taxes from our acute care hospital services, on a same facility basis, as discussed above.

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

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the three and six-month periods ended June 30, 2019 and 2018 (dollar amounts in thousands):

Same Facility—Behavioral Health

	Three months ended June 30, 2019		Three months ended June 30, 2018		Six months ended June 30, 2019		Six months ended June 30, 2018
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,272,249	100.0%	$1,238,263	100.0%	$2,513,474	100.0%	$2,443,311	100.0%
Operating charges:
Salaries, wages and benefits	664,547	52.2%	642,368	51.9%	1,320,133	52.5%	1,273,199	52.1%
Other operating expenses	234,563	18.4%	233,585	18.9%	468,987	18.7%	464,171	19.0%
Supplies expense	49,499	3.9%	48,808	3.9%	98,117	3.9%	97,551	4.0%
Depreciation and amortization	39,095	3.1%	37,734	3.0%	78,967	3.1%	74,472	3.0%
Lease and rental expense	11,006	0.9%	11,528	0.9%	21,923	0.9%	23,224	1.0%
Subtotal-operating expenses	998,710	78.5%	974,023	78.7%	1,988,127	79.1%	1,932,617	79.1%
Income from operations	273,539	21.5%	264,240	21.3%	525,347	20.9%	510,694	20.9%
Interest expense, net	369	0.0%	410	0.0%	744	0.0%	837	0.0%
Other (income) expense, net	-	—	0	—	-	—	0	—
Income before income taxes	$273,170	21.5%	$263,830	21.3%	$524,603	20.9%	$509,857	20.9%

Three-month periods ended June 30, 2019 and 2018:

On a same facility basis during the second quarter of 2019, as compared to the second quarter of 2018, net revenues generated from our behavioral health services increased $34 million, or 2.7%, to $1.27 billion from $1.24 billion. Income before income taxes increased $9 million, or 4%, to $273 million or 21.5% of net revenues during the three-month period ended June 30, 2019, as compared to $264 million or 21.3% of net revenues during the comparable quarter of 2018.

During the three-month period ended June 30, 2019, net revenue per adjusted admission increased 2.2% and net revenue per adjusted patient day increased 2.4%, as compared to the comparable quarter of 2018. On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities increased 0.6% and 0.5%, respectively, during the three-month period ended June 30, 2019 as compared to the comparable quarter of 2018. Patient days and adjusted patient days increased 0.4% and 0.3% during the three-month period ended June 30, 2019, respectively, as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 13.2 days during each of the three-month periods ended June 30, 2019 and 2018. The occupancy rate, based on the average available beds at these facilities, was 77% during each of the three-month periods ended June 30, 2019 and 2018.

Six-month periods ended June 30, 2019 and 2018:

On a same facility basis during the first six months of 2019, as compared to the comparable period of 2018, net revenues generated from our behavioral health services increased $70 million, or 2.9%, to $2.51 billion from $2.44 billion. Income before income taxes increased $15 million, or 3%, to $525 million or 20.9% of net revenues during the six-month period ended June 30, 2019, as compared to $510 million or 20.9% of net revenues during the comparable period of 2018.

During the six-month period ended June 30, 2019, net revenue per adjusted admission increased 1.3% and net revenue per adjusted patient day increased 2.4%, as compared to the comparable period of 2018. On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities each increased 1.7% during the six-month period ended June 30, 2019, as compared to the comparable period of 2018. Patient days and adjusted patient days each increased 0.6% during the six-month period ended June 30, 2019, as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 13.0 days and 13.2 days during the six-month periods ended June 30, 2019 and 2018, respectively. The occupancy rate, based on the average available beds at these facilities, was 77% during each of the six-month periods ended June 30, 2019 and 2018.

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care services during the three and six-month periods ended June 30, 2019 and 2018. These amounts include: (i) our behavioral health care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the results of facilities acquired or opened during the past year as well as the results of certain facilities that were closed or restructured during the past year. Dollar amounts below are reflected in thousands.

	Three months ended June 30, 2019		Three months ended June 30, 2018		Six months ended June 30, 2019		Six months ended June 30, 2018
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,320,241	100.0%	$1,274,083	100.0%	$2,606,624	100.0%	$2,512,079	100.0%
Operating charges:
Salaries, wages and benefits	683,948	51.8%	651,852	51.2%	1,359,647	52.2%	1,293,980	51.5%
Other operating expenses	265,785	20.1%	259,959	20.4%	527,922	20.3%	516,361	20.6%
Supplies expense	49,986	3.8%	49,470	3.9%	99,117	3.8%	99,006	3.9%
Depreciation and amortization	42,339	3.2%	39,777	3.1%	84,891	3.3%	78,231	3.1%
Lease and rental expense	11,719	0.9%	12,256	1.0%	23,363	0.9%	24,557	1.0%
Subtotal-operating expenses	1,053,777	79.8%	1,013,314	79.5%	2,094,940	80.4%	2,012,135	80.1%
Income from operations	266,464	20.2%	260,769	20.5%	511,684	19.6%	499,944	19.9%
Interest expense, net	369	0.0%	410	0.0%	744	0.0%	837	0.0%
Other (income) expense, net	109	0.0%	(1,085)	(0.1)%	786	0.0%	(1,085)	(0.0)%
Income before income taxes	$265,986	20.1%	$261,444	20.5%	$510,154	19.6%	$500,192	19.9%

Three-month periods ended June 30, 2019 and 2018:

During the three-month period ended June 30, 2019, as compared to the comparable prior year quarter, net revenues generated from our behavioral health services increased $46 million or 3.6% due to primarily to: (i) the above-mentioned $34 million or 2.7% increase in net revenues on a same facility basis, and; (ii) an $12 million other combined net increase due primarily to the revenues generated at 25 behavioral health facilities located in the U.K. acquired during the third quarter of 2018 in connection with our acquisition of The Danshell Group.

Income before income taxes increased $5 million, or 2%, to $266 million or 20.1% of net revenues during the second quarter of 2019 as compared to $261 million or 20.5% of net revenues during the second quarter of 2018. The increase resulted from the $9 million increase in income before income taxes generated at our behavioral health facilities, on a same facility basis, as discussed above, partially offset by $4 million of other aggregate net unfavorable changes.

Six-month periods ended June 30, 2019 and 2018:

During the six-month period ended June 30, 2019, as compared to the comparable prior year period, net revenues generated from our behavioral health services increased $95 million or 3.8% due to primarily to: (i) the above-mentioned $70 million or 2.9% increase in net revenues on a same facility basis, and; (ii) an $25 million other combined net increase due primarily to the revenues generated at 25 behavioral health facilities located in the U.K. acquired during the third quarter of 2018 in connection with our acquisition of The Danshell Group.

Income before income taxes increased $10 million, or 2%, to $510 million or 19.6% of net revenues during the first six months of 2019 as compared to $500 million or 19.9% of net revenues during the comparable period of 2018. The increase resulted from the $15 million increase in income before income taxes generated at our behavioral health facilities, on a same facility basis, as discussed above, partially offset by $5 million of other aggregate net unfavorable changes.

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

In addition to legislative changes, the Legislation can be significantly impacted by executive branch actions.  In relevant part, President Trump has already taken executive actions: (i) requiring all federal agencies with authorities and responsibilities under the Legislation to “exercise all authority and discretion available to them to waive, defer, grant exemptions from, or delay” parts of the Legislation that place “unwarranted economic and regulatory burdens” on states, individuals or health care providers; (ii) the issuance of a final rule in June, 2018 by the Department of Labor to enable the formation of health plans that would be exempt from certain Legislation essential health benefits requirements; (iii) the issuance of a final rule in August, 2018 by the Department of Labor, Treasury, and Health and Human Services to expand the availability of short-term, limited duration health insurance; (iv) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level, (v) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans; (vi) the issuance of a final rule in June, 2019 by the Departments of Labor, Treasury, and Health and Human Services that would incentivize the use of health reimbursement arrangements by employers to permit employees to purchase health insurance in the individual market, and; (vii) directing the issuance of federal rulemaking by executive agencies to increase transparency of healthcare price and quality information. The uncertainty resulting from these Executive Branch policies led to reduced Exchange enrollment in 2018 and 2019 and is expected to further worsen the individual and small group market risk pools in future years.  In May, 2019, The Congressional Budget Office projected that 32 million people will be uninsured in 2020. It is also anticipated that these and future policies may create additional cost and reimbursement pressures on hospitals.

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

In August, 2019, CMS published its IPPS 2020 final payment rule which provides for a 3.0% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments ACA-mandated adjustments are considered, without consideration for changes related to the required Medicare DSH payment changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments is approximately 2.8%. Including DSH payments and certain other adjustments, we estimate our overall increase from the final IPPS 2020 rule (covering the period of October 1, 2019 through September 30, 2020) will approximate 2.1%. This projected impact from the IPPS 2020 final rule includes an increase of approximately 0.5% to partially restore cuts made as a result of the American Taxpayer Relief Act of 2012 (“ATRA”), as required by the 21st Century Cures Act but excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, Bipartisan Budget Act of 2015, and Bipartisan Budget Act of 2018, as discussed below. CMS completed its full phase-in to use uncompensated care data from the 2015 Worksheet S-10 hospital cost reports to allocate approximately $8.5 billion in the DSH Uncompensated Care Pool.

In June, 2019, the Supreme Court of the United States issued a decision favorable to hospitals impacting prior year Medicare DSH payments (Azar v. Allina Health Services, No. 17-1484 (U.S. Jun. 3, 2019)).  In Allina, the hospitals challenged the Medicare DSH adjustments for federal fiscal year 2012, specifically challenging CMS’s decision to include inpatient hospital days attributable to Medicare Part C enrollee patients in the numerator and denominator of the Medicare/SSI fraction used to calculate a hospital’s DSH payments.  This ruling addresses CMS’s attempts to impose the policy espoused in its vacated 2004 rulemaking to a fiscal year in the 2004–2013 time period without using notice-and-comment rulemaking. This decision should require CMS to recalculate hospitals’ DSH Medicare/SSI fractions, with Medicare Part C days excluded, for at least federal fiscal year 2012, but likely federal fiscal years 2005 through 2013.  Although we can provide no assurance that we will ultimately receive additional funds, we estimate that the favorable impact of this court ruling on certain prior year hospital Medicare DSH payments could range between $18 million to $28 million in the aggregate.

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

In July, 2019, CMS published its Psych PPS final rule for the federal fiscal year 2020. Under this final rule, payments to our psychiatric hospitals and units are estimated to increase by 1.7% compared to federal fiscal year 2019. This amount includes the effect of the 2.9% market basket update less a 0.75% adjustment as required by the ACA and a 0.4% productivity adjustment.

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

In December, 2018, the U.S. District Court for the District of Columbia ruled that the U.S. Department of Health and Human Services (“HHS”) did not have statutory authority to implement the 2018 Medicare OPPS rate reduction related to hospitals that qualify for drug discounts under the federal 340B Drug Discount Program and granted a permanent injunction against the payment reduction. In May, 2019, the U.S. District Court for the District of Columbia directed CMS to determine a remedy as well as provide a status report on this remedy by early August, 2019 for this Medicare OPPS payment matter. However, recognizing both the complexity of the OPPS payment system as well as its budget neutral rate setting system, the Court refrained from imposing a remedy.  Instead the Judge in the case called for additional briefing from the Plaintiffs and Defendants on the proper scope and implementation for relief.  The case has been appealed by HHS.  In the 2020 OPPS proposed rule, CMS retained the rate reduction in dispute, but requested comments on potential corrective actions in the event the government is unsuccessful on appeal, such as implementation of an average sales price plus 3% reimbursement rate. We are unable to predict the ultimate outcome of any appeal and the type of relief that may be ordered by the Courts. We estimate that the CMS 2018 change in the 340B payment policy increased our 2018 Medicare OPPS payments by approximately $8 million, which has been fully reserved in our results of operations for the year, and estimate that a comparable amount was scheduled to be earned during 2019.

In July, 2019, CMS published its OPPS proposed rule for 2020. The hospital market basket increase is 3.2%. The Medicare statute requires a productivity adjustment reduction of 0.5% to the 2020 OPPS market basket resulting in a 2020 update to OPPS payment rates by 2.7%. When other statutorily required adjustments and hospital patient service mix are considered, we estimate that our overall Medicare OPPS update for 2020 will aggregate to a net increase of 3.1% which includes a 4.1% increase to behavioral health division partial hospitalization rates. When the behavioral health division’s partial hospitalization rate impact is excluded, we estimate that our Medicare 2020 OPPS payments will result in a 3.0% increase in payment levels for our acute care division, as compared to 2019.  For CY 2020, CMS is proposing to use the FY 2020 hospital IPPS post-reclassified wage index for urban and rural areas as the wage index for the OPPS to determine the wage adjustments for both the OPPS payment rate and the copayment standardized amount.

In the 2020 Medicare OPPS rule, CMS proposed certain Price Transparency rules as required by the June 24, 2019 Presidential Executive Order related to Improving Price and Quality Transparency in American Healthcare to Put Patients First.  As a result, CMS is proposing (1) hospitals make public their standard changes (both gross charges and payer-specific negotiated charges) for all items and services online in a machine-readable format, and; (2) requirements for hospitals to make public standard charge data for a limited set of “shoppable services” the hospital provides in a form and manner that is more consumer friendly.

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

Summary of Amounts Related To The Above-Mentioned Various State Medicaid Supplemental Payment Programs:

The following table summarizes the revenues, Provider Taxes and net benefit related to each of the above-mentioned Medicaid supplemental programs for the three and six-month periods ended June 30, 2019 and 2018. The Provider Taxes are recorded in other operating expenses on the Condensed Consolidated Statements of Income as included herein.

	(amounts in millions)
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Texas UC/UPL:
Revenues	$27	$23	$53	$44
Provider Taxes	(12)	(11)	(22)	(17)
Net benefit	$15	$12	$31	$27

Texas DSRIP:
Revenues	$23	$13	$23	$13
Provider Taxes	(10)	(5)	(10)	(5)
Net benefit	$13	$8	$13	$8

Various other state programs:
Revenues	$65	$56	$126	$112
Provider Taxes	(34)	(34)	(68)	(70)
Net benefit	$31	$22	$58	$42

Total all Provider Tax programs:
Revenues	$115	$92	$202	$169
Provider Taxes	(56)	(50)	(100)	(92)
Net benefit	$59	$42	$102	$77

We estimate that our aggregate net benefit from the Texas and various other state Medicaid supplemental payment programs will approximate $195 million (net of Provider Taxes of $188 million) during the year ending December 31, 2019. This estimate is based upon various terms and conditions that are out of our control including, but not limited to, the states’/CMS’s continued approval of the programs and the applicable hospital district or county making IGTs consistent with 2018 levels. Future changes to these terms and conditions could materially reduce our net benefit derived from the programs which could have a material adverse impact on our future consolidated results of operations.  In addition, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our future consolidated results of operations.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The South Carolina and Texas DSH programs were renewed for each state’s 2020 DSH fiscal year (covering the period of October 1, 2019 through September 30, 2020).

In connection with these DSH programs, included in our financial results (including our behavioral health care facilities located in Texas) was an aggregate of approximately $18 million and $9 million during the three-month periods ended June 30, 2019 and 2018, respectfully, and $28 million and $19 million during the six-month periods ended June 30, 2019 and 2018, respectively.  We expect the aggregate reimbursements to our hospitals pursuant to the Texas and South Carolina 2019 fiscal year programs to be approximately $43 million.

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

Our behavioral health care facilities in Texas have been receiving Medicaid DSH payments since FFY 2016.  As with all Medicaid DSH payments, hospitals are subject to state audits that typically occur up to three years after their receipt. DSH payments are subject to a federal Hospital Specific Limit (“HSL”) and are not fully known until the DSH audit results are concluded.  In general, freestanding psychiatric hospitals tend to provide significantly less charity care than acute care hospitals and therefore are at more risk for retroactive recoupment of prior year DSH payments in excess of their respective HSL.  In light of the retroactive HSL audit risk for freestanding psychiatric hospitals, we have established DSH reserves for our facilities that have been receiving funds since FFY 2016.  The cumulative Medicaid DSH reserves amounted to $23 million and $16 million as of June 30, 2019 and June 30, 2018, respectively, related to our behavioral health hospitals located in Texas. These DSH reserves would also be impacted by the  pending resolution of federal DSH litigation related to Children’s Hospital Association of Texas v. Azar, No. 17-cv-844 (D.D.C. March 2, 2018), appeal docketed, No. 18-5135 (D.C. Cir. May 9, 2018) where the calculation of HSL is being challenged.  The timing of the court’s decision in this litigation is likely to occur no earlier than 2020.

Nevada SPA:

In Nevada, CMS approved a state plan amendment (“SPA”) in August, 2014 that implemented a hospital supplemental payment program retroactive to January 1, 2014. This SPA has been approved for additional state fiscal years including the 2019 fiscal year covering the period of July 1, 2018 through June 30, 2019.

In connection with this program, included in our financial results was approximately $7 million and $5 million during the three-month periods ended June 30, 2019 and 2018, respectively, and $14 million and $11 million during the six-month periods ended June 30, 2019 and 2018, respectively. We estimate that our reimbursements pursuant to this program will approximate $28 million during the year ended December 31, 2019.

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

Other Operating Results

Interest Expense:

As reflected on the schedule below, interest expense was $42 million and $38 million during the three-month periods ended June 30, 2019 and 2018, respectively, and $82 million and $76 million during the six-month periods ended June 30, 2019 and 2018, respectively (amounts in thousands):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Revolving credit & demand notes (a.)	$845	$3,247	$1,590	$6,482
$300 million, 3.75% Senior Notes due 2019 (b.)	-	2,812	-	5,625
$700 million, 4.75% Senior Notes due 2022, net (c.)	8,071	8,071	16,140	16,140
$400 million, 5.00% Senior Notes due 2026 (d.)	5,000	5,000	10,000	10,000
Term loan facility A (a.)	19,235	15,143	38,569	28,889
Term loan facility B (a.)	5,322	-	10,640	-
Accounts receivable securitization program (e.)	3,459	3,218	6,651	5,877
Subtotal-revolving credit, demand notes, Senior Notes, term loan facility and accounts receivable securitization program	41,932	37,491	83,590	73,013
Interest rate swap income, net	(456)	(1,526)	(3,400)	(2,235)
Amortization of financing fees	1,278	2,240	2,556	4,487
Other combined interest expense	613	874	1,304	1,914
Capitalized interest on major projects	(831)	(533)	(1,605)	(954)
Interest income	(49)	(546)	(318)	(649)
Interest expense, net	$42,487	$38,000	$82,127	$75,576

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

As of June 30, 2019, we had: (i) $101.5 million of outstanding borrowings under the $1 billion revolving credit facility; (ii) $1.975 billion of borrowings outstanding under the term loan A facility, and; (iii) $497.5 million of borrowings outstanding under the term loan B facility.

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

(e.)

In April, 2018, we amended our accounts receivable securitization program, which was scheduled to expire in December, 2018.  Pursuant to the amendment, the term has been extended through April 26, 2021, and the borrowing limit has been increased to $450 million from $440 million ($437 million outstanding as of June 30, 2019).

Interest expense increased $4 million during the three-month period ended June 30, 2019, as compared to the comparable period of 2018, due primarily to: (i) a net $4 million increase in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facility and accounts receivable securitization program resulting from an increase in our aggregate average cost of borrowings pursuant to these facilities (4.1% during the three months ended June 30, 2019 as compared to 3.8% in the comparable quarter of 2018), as well as an increase in the aggregate average outstanding borrowings ($4.03 billion during the three months ended June 30, 2019 as compared to $3.94 billion in the comparable 2018 quarter).  The average effective interest rate on these facilities, including amortization of deferred financing costs and original issue discounts and designated interest rate swap expense was 4.2% and 3.8% during the three-month periods ended June 30, 2019 and 2018, respectively.

Interest expense increased $7 million during the six-month period ended June 30, 2019, as compared to the comparable period of 2018, due primarily to: (i) a net $11 million increase in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facility and accounts receivable securitization program resulting from an increase in our aggregate average cost of borrowings pursuant to these facilities (4.2% during the six months ended June 30, 2019 as compared to 3.7% in the comparable period of 2018), as well as an increase in the aggregate average outstanding borrowings ($4.01 billion during the six months ended June 30, 2019 as compared to $3.97 billion in the comparable 2018 period), partially offset by; (ii) $4 million of other combined decreases in interest expense consisting primarily of a $1 million increase in interest rate swap income and a $2 million decrease in amortization of financing fees.  The average effective interest rate on these facilities, including amortization of deferred financing costs and original issue discounts and designated interest rate swap expense was 4.1% and 3.8% during the six-month periods ended June 30, 2019 and 2018, respectively.

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three and six-month periods ended June 30, 2019 and 2018 (dollar amounts in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Provision for income taxes	$69,543	$71,059	$128,441	$138,628
Income before income taxes	310,808	301,770	607,104	598,008
Effective tax rate	22.4%	23.5%	21.2%	23.2%

The decrease in the provision for income taxes and effective tax rate during the three-month period ended June 30, 2019, as compared to the comparable quarter of 2018, was due primarily to a favorable $4 million adjustment recorded during the second quarter of 2019 related to a change in state tax law.

The decrease in the provision for income taxes and effective tax rate during the six-month period ended June 30, 2019, as compared to the comparable period of 2018, was due primarily to: (i) a favorable change of $9 million resulting from our adoption of ASU 2016-09 which decreased our provision for income taxes by approximately $10 million during the first six months of 2019, as compared to a decrease of approximately $1 million during the first six months of 2018, and; (ii) a favorable change of $4 million resulting from the above-mentioned adjustment recorded during the second quarter of 2019 related to a change in state tax law.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $624 million during the six-month period ended June 30, 2019 and $607 million during the comparable period of 2018. The net increase of $17 million was primarily attributable to the following:

•	a favorable change of $40 million resulting from an increase in net income plus/minus depreciation and amortization expense, stock-based compensation, and net gains on sales of assets;
•	an unfavorable change of $37 million in accounts receivable, and;
•	$14 million of other combined net favorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the six-month periods. The result is divided into the accounts receivable balance at June 30th of each year to obtain the DSO. Our DSO were 51 days and 53 days at June 30, 2019 and 2018, respectively.

Our accounts receivable as of June 30, 2019 and December 31, 2018 include amounts due from Illinois of approximately $26 million and $32 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $12 million as of June 30, 2019 and $18 million as of December 31, 2018, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. Although the accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due to us from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

Net cash used in investing activities

During the first six months of 2019, we used $296 million of net cash in investing activities as follows:

•	$324 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;

•	$53 million received in connection with net cash inflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates;

•	$14 million spent on the purchase and implementation of information technology applications, and;

•	$12 million spent to fund investments in and advances to joint ventures and other.

During the first six months of 2018, we used $393 million of net cash in investing activities as follows:

•	$370 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;

•	$22 million received in connection with net cash inflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates;

•	$21 million spent to acquire businesses and property consisting primarily of the acquisition of a 109-bed behavioral health care facility located in Gulfport, Mississippi;

•	$24 million spent on the purchase and implementation of information technology applications;

•	$14 million spent to fund construction costs of a new behavioral health care facility which will be jointly owned by us and a third-party, and;

•	$14 million received in connection with the sale of a business and property including The Limes, an 18-bed facility located in the U.K.

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

Net cash used in financing activities

During the first six months of 2019, we used $370 million of net cash in financing activities as follows:

•

spent $29 million on net repayments of debt as follows: (i) $25 million related to our term loan A facility; (ii) $3 million related to our term loan B facility, and; (iii) $1 million related to other debt facilities;

•

generated $177 million of proceeds related to new borrowings as follows: (i) $102 million pursuant to our revolving credit facility; (ii) $47 million pursuant to our accounts receivable securitization program, and; (iii) $29 million pursuant to a short-term, on-demand credit facility;

•

spent $495 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our $2.7 billion stock repurchase program ($462 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($33 million);

•	spent $12 million to pay profit distributions related to noncontrolling interests in majority owned businesses;
•	spent $18 million to pay quarterly cash dividends of $.10 per share, and;
•	generated $5 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

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

During the remaining six months of 2019, we expect to spend approximately $350 million to $400 million on capital expenditures which includes expenditures for capital equipment, renovations and new projects at existing hospitals. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

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

On October 31, 2018, we added a seven-year tranche B term loan facility in the aggregate principal amount of $500 million pursuant to the Senior Credit Agreement. The tranche B term loan matures on October 31, 2025.  We used the proceeds to repay borrowings under the revolving credit facility, the Securitization (as defined below), to redeem our $300 million, 3.75% Senior Notes that were scheduled to mature in 2019 and for general corporate purposes.

As of June 30, 2019, we had $102 million of borrowings outstanding pursuant to our $1 billion revolving credit facility and we had $851 million of available borrowing capacity net of $12 million of outstanding letters of credit and $35 million of outstanding borrowings pursuant to a short-term credit facility.

Pursuant to the terms of the Sixth Amendment, the tranche A term loan, which had $1.975 billion of borrowings outstanding as of June 30, 2019, provides for eight installment payments of $12.5 million per quarter which commenced in March of 2019 and are scheduled to continue through December of 2020.  Thereafter, payments of $25 million per quarter are scheduled, commencing in March of 2021 until maturity in October of 2023, when all outstanding amounts will be due.

The tranche B term loan, which had $498 million of borrowings outstanding as of June 30, 2019, provides for installment payments of $1.25 million per quarter, which commenced on March 31, 2019 and are scheduled to continue until maturity in October of 2025, when all outstanding amounts will be due.

Borrowings under the Senior Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.375% to 0.625% for revolving credit and term loan A borrowings and 0.75% for tranche B borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.375% to 1.625% for revolving credit and term loan A borrowings and 1.75% for the tranche B term loan. As of June 30, 2019, the applicable margins were 0.50% for ABR-based loans and 1.50% for LIBOR-based loans under the revolving credit and term loan A facilities.  The revolving credit facility includes a $125 million sub-limit for letters of credit. The Senior Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Senior Credit Agreement includes a material adverse change clause that must be represented at each draw. The Senior Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We are in compliance with all required covenants as of June 30, 2019 and December 31, 2018.

In late April, 2018, we entered into the sixth amendment to our accounts receivable securitization program (“Securitization”) dated as of October 27, 2010 with a group of conduit lenders, liquidity banks, and PNC Bank, National Association, as administrative agent, which provides for borrowings outstanding from time to time by certain of our subsidiaries in exchange for undivided security interests in their respective accounts receivable. The sixth amendment, among other things, extended the term of the Securitization program through April 26, 2021 and increased the borrowing capacity to $450 million (from $440 million previously). Although the program fee and certain other fees were adjusted in connection with the sixth amendment, substantially all other provisions of the Securitization program remained unchanged.  Pursuant to the terms of our Securitization program, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At June 30, 2019, we had $437 million of outstanding borrowings pursuant to the terms of the Securitization and $13 million of available borrowing capacity.

As of June 30, 2019, we had combined aggregate principal of $1.1 billion from the following senior secured notes:

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

At June 30, 2019, the carrying value and fair value of our debt were approximately $4.15 billion and $4.17 billion, respectively.  At December 31, 2018, the carrying value and fair value of our debt were each approximately $4.0 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was approximately 44% at June 30, 2019 and 43% at December 31, 2018.

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

Off-Balance Sheet Arrangements

During the three months ended June 30, 2019, there have been no material changes in the off-balance sheet arrangements consisting of standby letters of credit and surety bonds. Effective January 1, 2019, we adopted ASU 2016-02 which requires companies to, among other things, recognize lease assets and lease liabilities on the balance sheet. As a result of our adoption of ASU 2016-02, our consolidated balance sheet as of June 30, 2019 includes right of use assets-operating leases ($332.1 million) and operating lease liabilities ($56.4 million current and $275.7 million noncurrent).  Prior period financial statements were not adjusted for the effects of this new standard. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2018.

As of June 30, 2019 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $114 million consisting of: (i) $110 million related to our self-insurance programs, and; (ii) $4 million of other debt and public utility guarantees.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended June 30, 2019. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.   Controls and Procedures

As of June 30, 2019, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

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

There have been no other changes in our internal control over financial reporting or in other factors during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Hospital (AZ), Peachford Behavioral Health System of Atlanta, University Behavioral Health of Denton, El Paso Behavioral Health System, Newport News Behavioral Health Center, The Hughes Center, Forest View Hospital and Havenwyck Hospital.

In October, 2013, we were advised that the DOJ’s Criminal Frauds Section had opened an investigation of River Point Behavioral Health and Wekiva Springs Center. We were subsequently notified that the Criminal Frauds section opened investigations of National Deaf Academy, Hartgrove Hospital and UHS as a corporate entity. In April 2017, the DOJ’s Criminal Division issued a subpoena requesting documentation from Shadow Mountain Behavioral Health. In August 2017, Kempsville Center of Behavioral Health (a part of Harbor Point Behavioral Health previously identified above) received a subpoena requesting documentation. We have recently been advised that the investigations being conducted by the DOJ’s Criminal Frauds Section and corresponding U.S. Attorneys’ Offices, of UHS and the above referenced facilities, have been closed.

In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration (“AHCA”) subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the Medicare suspension remains in effect. In June 2017, AHCA advised that while they were maintaining the suspension for dual eligible and cross-over Medicare beneficiaries, the Medicaid payment suspension was lifted effective June 27, 2017. From inception through June 30, 2019, the aggregate funds withheld from us in connection with the River Point Behavioral Health payment suspension amounted to approximately $9 million. We anticipate a resolution of the payment suspension will be part of the overall settlement agreement(s) to be drafted and finalized.  Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during the six-month period ended June 30, 2019 or the year ended December 31, 2018, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

The DOJ has advised us that the civil aspect of the coordinated investigation referenced above is a False Claims Act investigation focused on billings submitted to government payers in relation to services provided at those facilities. While there have been various matters raised by DOJ during the pendency of this investigation, DOJ Civil has advised that the focus of their investigation is on medical necessity issues and billing for services not eligible for payment due to non-compliance with regulatory requirements relating to, among other things, admission eligibility, discharge decisions, length of stay and patient care issues. It is our understanding that the DOJ Criminal Fraud Section was investigating issues similar to those focused on by the DOJ Civil Division and the other related agencies involved in this matter. UHS denies any fraudulent billings were submitted to government payers.

In July 2019, we reached an agreement in principle with the DOJ’s Civil Division, and on behalf of various states’ attorneys general offices, to resolve the civil aspects of the government’s investigation of our behavioral health care facilities for $127 million subject to requisite approvals and preparation and execution of definitive settlement and related agreements. We are awaiting the initial draft of a potential corporate integrity agreement with the Office of Inspector General for the United States Department of Health and Human Services (“OIG”) which we expect will be part of the overall settlement of this matter.

In connection with this agreement in principle, during the three and six-month periods ended June 30, 2019, we recorded a pre-tax increase of approximately $11 million to the reserve established in connection with the civil aspects of these matters (“DOJ Reserve”), which includes related fees and costs due to or on behalf of third-parties. The aggregate pre-tax DOJ Reserve amounted to $134 million as of June 30, 2019 and $123 million as of December 31, 2018 (including $9 million and $22 million recorded during the three and six-month periods ended June 30, 2018, respectively). Our financial statements assume that the amounts included in the aggregate pre-tax DOJ Reserve are fully deductible for federal and state income tax purposes.

Since the agreement in principle with the DOJ’s Civil Division is subject to certain required approvals and negotiation and execution of definitive settlement agreements, as well as negotiation and execution of a potential corporate integrity agreement with the OIG, we can provide no assurance that definitive agreements will ultimately be finalized. We therefore can provide no assurance that final amounts paid in settlement or otherwise, or associated costs, or the income tax deductibility of such payments, will not differ materially from our established reserve and assumptions related to income tax deductibility.

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

Litigation:

U.S. ex rel Escobar v. Universal Health Services, Inc. et.al.

This is a False Claims Act case filed against Universal Health Services, Inc., UHS of Delaware, Inc. and HRI Clinics, Inc. d/b/a Arbour Counseling Services in U.S. District Court for the District of Massachusetts.  This qui tam action primarily alleges that Arbour Counseling Services failed to appropriately supervise certain clinical providers in contravention of  regulatory requirements and the submission of claims to Medicaid were subsequently improper.  Relators make other claims of improper billing to Medicaid associated with alleged failures of Arbour Counseling to comply with state regulations.  The U.S. Attorney’s Office and the Massachusetts Attorney General’s Office initially declined to intervene.  UHS filed a motion to dismiss and the trial court originally granted the motion dismissing the case.  The First Circuit Court of Appeals (“First Circuit”) reversed the trial court’s dismissal of the case.  The United States Supreme Court subsequently vacated the First Circuit’s opinion and remanded the case for further consideration under the new legal standards established by the Supreme Court for False Claims Act cases.  During the 4th quarter of 2016, the First Circuit issued a revised opinion upholding their reversal of the trial court’s dismissal.  The case was then remanded to the trial court for further proceedings.  In January 2017, the U.S. Attorney’s Office and Massachusetts Attorney General’s Office advised of the potential for intervention in the case.  The Massachusetts Attorney General’s Office subsequently filed its motion to intervene which was granted and, in April 2017, filed their Complaint in Intervention. We are defending this case vigorously. This matter is included in the above-mentioned agreement in principle reached with the DOJ’s Civil Division, and on behalf of various states’ attorneys general offices, to resolve the civil aspects of the government’s investigation of our behavioral health care facilities, subject to requisite approvals and preparation and execution of definitive settlement and related agreements.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On July 25, 2019, our Board of Directors authorized a $1.0 billion increase to our stock repurchase program, which increased the aggregate authorization to $2.7 billion from the previous $1.7 billion authorization approved in various increments since 2014.   Pursuant to this program, which currently has an aggregate available repurchase authorization of $1.017 billion, shares of our Class B Common Stock may be repurchased, from time to time as conditions allow, on the open market or in negotiated private transactions.  There is no expiration date for our stock repurchase program.

As reflected below, in conjunction with our previously approved stock repurchase programs, during the three-month period ended June 30, 2019, 2,718,969 shares ($339.2 million in the aggregate) were repurchased pursuant to the terms of our stock repurchase program and 12,151 shares were repurchased in connection with income tax withholding obligations resulting from the exercise of stock options and the vesting of restricted stock grants.

During the period of April 1, 2019 through June 30, 2019, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased (a.)	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid for shares purchased as part of publicly announced program (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands)
April, 2019	—	892,768	763	$0.01	881,442	$129.60	$114,234	—	$241,788
May, 2019	—	1,557,540	5,615	$0.01	1,557,456	$122.60	190,947	—	$50,841
June, 2019	—	280,812	3,408	$0.01	280,071	$121.58	$34,051	—	$16,790
Total April through June, 2019	—	2,731,120	9,786	$0.01	2,718,969	$124.76	$339,232

(a.)	Includes 9,786 of restricted shares that were forfeited by former employees pursuant to the terms of our restricted stock purchase plan during the second quarter of 2019.

Dividends

During the quarter ended June 30, 2019, we declared and paid dividends of $.10 per share. On July 25, 2019, our Board of Directors authorized a $.10 per share increase in our quarterly cash dividend to $.20 per share, effective with the dividend for the third quarter of 2019.

Item 6.   Exhibits

(a) Exhibits:

11	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document –the instance document does not appear in the Interactive Data file because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

EXHIBIT INDEX

Exhibit No.	Description

11	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because iXBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: August 8, 2019	/s/ Alan B. Miller
Alan B. Miller, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton, Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)