Form 10-Q
period 2019-09-30
UNIVERSAL HEALTH SERVICES INC
filed 2019-11-08
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of October 31, 2019:

Class A	6,577,100
Class B	80,324,970
Class C	661,688
Class D	18,511

UNIVERSAL HEALTH SERVICES, INC.

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2019. This Report modifies and supersedes documents filed prior to this Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Report.

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

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net revenues	$2,822,453	$2,648,913	$8,482,012	8,017,782
Operating charges:
Salaries, wages and benefits	1,408,226	1,316,710	4,157,253	3,922,832
Other operating expenses	762,174	651,442	2,079,518	1,896,745
Supplies expense	313,936	285,201	927,256	867,863
Depreciation and amortization	121,528	112,286	362,736	334,970
Lease and rental expense	27,660	26,110	80,320	79,932
	2,633,524	2,391,749	7,607,083	7,102,342
Income from operations	188,929	257,164	874,929	915,440
Interest expense, net	41,447	39,506	123,574	115,082
Other (income) expense, net	9,407	(11,409)	6,176	(26,717)
Income before income taxes	138,075	229,067	745,179	827,075
Provision for income taxes	37,205	54,186	165,646	192,814
Net income	100,870	174,881	579,533	634,261
Less: Net income attributable to noncontrolling interests	3,680	3,135	9,855	12,631
Net income attributable to UHS	$97,190	$171,746	$569,678	$621,630

Basic earnings per share attributable to UHS	$1.10	$1.85	$6.36	$6.63
Diluted earnings per share attributable to UHS	$1.10	$1.84	$6.35	$6.60

Weighted average number of common shares - basic	87,952	92,849	89,288	93,639
Add: Other share equivalents	403	481	231	459
Weighted average number of common shares and equivalents - diluted	88,355	93,330	89,519	94,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$100,870	$174,881	$579,533	$634,261
Other comprehensive income (loss):
Unrealized derivative gains (losses) on cash flow hedges	-	(1,924)	(3,925)	(345)
Foreign currency translation adjustment	(10,089)	(12,323)	(19,192)	(15,480)
Other comprehensive income (loss) before tax	(10,089)	(14,247)	(23,117)	(15,825)
Income tax expense (benefit) related to items of other comprehensive income (loss)	174	(457)	(676)	(82)
Total other comprehensive income (loss), net of tax	(10,263)	(13,790)	(22,441)	(15,743)
Comprehensive income	90,607	161,091	557,092	618,518
Less: Comprehensive income attributable to noncontrolling interests	3,680	3,135	9,855	12,631
Comprehensive income attributable to UHS	$86,927	$157,956	$547,237	$605,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$58,905	$105,220
Accounts receivable, net	1,544,077	1,509,909
Supplies	156,285	148,206
Other current assets	171,360	174,467
Total current assets	1,930,627	1,937,802

Property and equipment	8,967,340	8,563,455
Less: accumulated depreciation	(4,008,931)	(3,715,515)
	4,958,409	4,847,940
Other assets:
Goodwill	3,827,867	3,844,628
Deferred income taxes	19,199	5,280
Right of use assets-operating leases	329,328	0
Deferred charges	6,926	8,772
Other	522,045	621,058
Total Assets	$11,594,401	$11,265,480

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$78,077	$63,446
Accounts payable and accrued liabilities	1,343,922	1,253,714
Legal reserves	144,120	129,150
Operating lease liabilities	55,080	0
Federal and state taxes	570	2,428
Total current liabilities	1,621,769	1,448,738

Other noncurrent liabilities	338,871	361,809
Operating lease liabilities noncurrent	274,248	0
Long-term debt	3,870,294	3,935,187
Deferred income taxes	21,213	49,661
Redeemable noncontrolling interests	4,061	4,292

Equity:
UHS common stockholders’ equity	5,389,215	5,389,262
Noncontrolling interest	74,730	76,531
Total equity	5,463,945	5,465,793
Total Liabilities and Stockholders’ Equity	$11,594,401	$11,265,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months ended September 30, 2019

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2019	$4,292	$66	$841	$7	$0	$(409,156)	$5,793,262	$4,242	$5,389,262	$76,531	$5,465,793
Common Stock
Issued/(converted)	—	—	10	—	—	—	8,373	—	8,383	—	8,383
Repurchased	—	—	(44)	—	—	—	(571,355)	—	(571,399)	—	(571,399)
Restricted share-based compensation expense	—	—	—	—	—	—	5,950	—	5,950	—	5,950
Dividends paid	—	—	—	—	—	(35,556)	—	—	(35,556)	—	(35,556)
Stock option expense	—	—	—	—	—	—	45,338	—	45,338	—	45,338
Distributions to noncontrolling interests	(500)	—	—	—	—	—	—	—	—	(11,555)	(11,555)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	168	168
Comprehensive income:
Net income to UHS / noncontrolling interests	269	—	—	—	—	—	569,678	—	569,678	9,586	579,264
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	(19,444)	(19,444)	—	(19,444)
Unrealized derivative losses on cash flow hedges, net of income tax	—	—	—	—	—	—	—	(2,997)	(2,997)	—	(2,997)
Subtotal - comprehensive income	269	—	—	—	—	—	569,678	(22,441)	547,237	9,586	556,823
Balance, September 30, 2019	$4,061	$66	$807	$7	$0	$(444,712)	$5,851,246	$(18,199)	$5,389,215	$74,730	$5,463,945

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, July 1, 2019	$3,986	$66	$810	$7	$0	$(427,109)	$5,827,251	$(7,936)	$5,393,089	$71,362	$5,464,451
Common Stock
Issued/(converted)	—	—	4	—	—	—	2,974	—	2,978	—	2,978
Repurchased	—	—	(7)	—	—	—	(93,320)	—	(93,327)	—	(93,327)
Restricted share-based compensation expense	—	—	—	—	—	—	2,291	—	2,291	—	2,291
Dividends paid	—	—	—	—	—	(17,603)	—	—	(17,603)	—	(17,603)
Stock option expense	—	—	—	—	—	—	14,860	—	14,860	—	14,860
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(405)	(405)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	168	168
Comprehensive income:
Net income to UHS / noncontrolling interests	75	—	—	—	—	—	97,190	—	97,190	3,605	100,795
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	(10,263)	(10,263)	—	(10,263)
Unrealized derivative losses on cash flow hedges, net of income tax	—	—	—	—	—	—	—	—	—	—	—
Subtotal - comprehensive income	75	—	—	—	—	—	97,190	(10,263)	86,927	3,605	90,532
Balance, September 30, 2019	$4,061	$66	$807	$7	$0	$(444,712)	$5,851,246	$(18,199)	$5,389,215	$74,730	$5,463,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months ended September 30, 2018

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2018	$6,702	$66	$869	$7	$0	$(371,814)	$5,353,209	$7,177	$4,989,514	$61,922	$5,051,436
Common Stock
Issued/(converted)	—	—	5	—	—	—	7,855	—	7,860	—	7,860
Repurchased	—	—	(22)	—	—	—	(261,234)	—	(261,256)	—	(261,256)
Restricted share-based compensation expense	—	—	—	—	—	—	3,120	—	3,120	—	3,120
Dividends paid	—	—	—	—	—	(28,086)	—	—	(28,086)	—	(28,086)
Stock option expense	—	—	—	—	—	—	46,706	—	46,706	—	46,706
Distributions to noncontrolling interests	(500)	—	—	—	—	—	—	—	—	(7,742)	(7,742)
Purchase of noncontrolling interest	1	—	—	—	—	—	—	—	—	8,762	8,762
Comprehensive income:
Net income to UHS / noncontrolling interests	138	—	—	—	—	—	621,630	—	621,630	12,443	634,073
Foreign currency translation adjustments	—	—	—	—	—	—	—	(263)	(263)	—	(263)
Other, net of income tax	—	—	—	—	—	—	—	(15,480)	(15,480)	—	(15,480)
Unrealized derivative gains on cash flow hedges, net of income tax	—	—	—	—	—	—	—	—	—	—	—
Subtotal - comprehensive income	138	—	—	—	—	—	621,630	(15,743)	605,887	12,443	618,330
Balance, September 30, 2018	$6,341	$66	$852	$7	$0	$(399,900)	$5,771,286	$(8,566)	$5,363,745	$75,385	$5,439,130

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, July 1, 2018	$6,341	$66	$861	$7	$0	$(390,618)	$5,702,043	$5,224	$5,317,583	$72,627	$5,390,210
Common Stock
Issued/(converted)	—	—	1	—	—	—	2,734	—	2,735	—	2,735
Repurchased	—	—	(10)	—	—	—	(120,859)	—	(120,869)	—	(120,869)
Restricted share-based compensation expense	—	—	—	—	—	—	1,420	—	1,420	—	1,420
Dividends paid	—	—	—	—	—	(9,282)	—	—	(9,282)	—	(9,282)
Stock option expense	—	—	—	—	—	—	14,202	—	14,202	—	14,202
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(327)	(327)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net income to UHS / noncontrolling interests	—	—	—	—	—	—	171,746	—	171,746	3,085	174,831
Foreign currency translation adjustments	—	—	—	—	—	—	—	2,894	2,894	—	2,894
Other, net of income tax	—	—	—	—	—	—	—	(16,684)	(16,684)	—	(16,684)
Unrealized derivative gains on cash flow hedges, net of income tax	—	—	—	—	—	—	—	—	—	—	—
Subtotal - comprehensive income	—	—	—	—	—	—	171,746	(13,790)	157,956	3,085	161,041
Balance, September 30, 2018	$6,341	$66	$852	$7	$0	$(399,900)	$5,771,286	$(8,566)	$5,363,745	$75,385	$5,439,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Nine months ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$579,533	$634,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	362,736	335,002
Stock-based compensation expense	52,167	50,645
Gain on sale of assets and businesses	(5,982)	(2,513)
Provision for asset impairment	97,631	0
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(37,332)	(74,129)
Accrued interest	(2,962)	(5,808)
Accrued and deferred income taxes	(53,714)	(53,165)
Other working capital accounts	90,262	89,157
Other assets and deferred charges	15,237	(37,133)
Other	(56,465)	(3,080)
Accrued insurance expense, net of commercial premiums paid	76,245	69,386
Payments made in settlement of self-insurance claims	(68,046)	(53,223)
Net cash provided by operating activities	1,049,310	949,400

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(480,247)	(521,349)
Acquisition of property and businesses	0	(108,016)
Inflows from foreign exchange contracts that hedge our net U.K. investment	90,286	26,088
Proceeds received from sales of assets and businesses	7,497	13,502
Costs incurred for purchase and implementation of information technology applications	(18,240)	(25,487)
Decrease in capital reserves of commercial insurance subsidiary	0	100
Investment in, and advances to, joint ventures and other	(11,949)	(13,910)
Net cash used in investing activities	(412,653)	(629,072)

Cash Flows from Financing Activities:
Reduction of long-term debt	(68,175)	(99,969)
Additional borrowings	15,100	82,400
Financing costs	0	(774)
Repurchase of common shares	(587,976)	(261,256)
Dividends paid	(35,556)	(28,086)
Issuance of common stock	8,248	7,737
Profit distributions to noncontrolling interests	(11,887)	(8,243)
Net cash used in financing activities	(680,246)	(308,191)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,259)	(1,742)

(Decrease) Increase in cash, cash equivalents and restricted cash	(44,848)	10,395
Cash, cash equivalents and restricted cash, beginning of period	199,685	167,297
Cash, cash equivalents and restricted cash, end of period	$154,837	$177,692

Supplemental Disclosures of Cash Flow Information:
Interest paid	$122,699	$114,162
Income taxes paid, net of refunds	$221,298	$247,486
Noncash purchases of property and equipment	$83,552	$88,932
Right-of-use assets obtained in exchange for lease obligations	$364,453	$-
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended September 30, 2019. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

Provision for Asset Impairment-Foundations Recovery Network:

Our financial results for the three and nine-month periods ended September 30, 2019, include an aggregate pre-tax provision for asset impairment of $97.6 million recorded in connection with Foundations Recovery Network, L.L.C. (“Foundations”), which was acquired by us in 2015. This pre-tax provision for asset impairment includes: (i) a $74.9 million impairment provision to write-off the carrying value of the Foundations’ tradename intangible asset, and; (ii) a $22.7 million impairment provision to reduce the carrying value of real property assets of certain Foundations’ facilities.

This provision for asset impairment, which is included in other operating expenses in our consolidated statements of income and the behavioral health services operating segment for the three and nine-month periods ended September 30, 2019, was recorded after evaluation of the estimated fair value of the Foundations’ tradename using the income approach as well as certain related real property assets using the market approach. The provision for asset impairment was impacted by the following: (i) recent decisions made by management to cancel the opening of future planned de novo facilities; (ii) further reductions in projected future patient volumes, revenues and cash flows based upon the operating trends and financial results experienced by existing facilities, and; (iii) competitive pressures experienced in certain markets.

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At September 30, 2019, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. The advisory agreement was Amended and Restated effective January 1, 2019.  Among other things, the Amended and Restated Advisory Agreement (the “Agreement”) eliminated the 20% annual incentive fee clause which we were previously entitled to under certain conditions (the incentive fee requirements have never been achieved).  The advisory agreement was renewed by the Trust for 2019 at the same rate as the prior three years, providing for an advisory fee computation at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $1.0 million, during each of the three-month periods ended September 30, 2019 and 2018, and approximately $3.0 million and $2.8 million during the nine-month periods ended September 30, 2019 and 2018, respectively.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust, which is included in other income in the accompanying consolidated statements of income, was approximately $300,000 and $260,000 during the three-month periods ended September 30, 2019 and 2018, respectively, and approximately $700,000 and $1.1 million during the nine-month periods ended September 30, 2019 and 2018, respectively. Included in our share of the Trust’s income for the nine months ended September 30, 2018 is income realized by the Trust in connection with the hurricane-related insurance proceeds received in connection with the damage sustained from Hurricane Harvey in August, 2017.   We earned dividends from the Trust amounting to $536,000 and $528,000 during the three-month periods ended September 30, 2019 and 2018, respectively, and $1.6 million during each of the nine-month periods ended September 30, 2019 and 2018.  The carrying value of our investment in the Trust was approximately $6.6 million and $7.5 million at September 30, 2019 and

December 31, 2018, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $81.0 million at September 30, 2019 and $48.3 million at December 31, 2018, based on the closing price of the Trust’s stock on the respective dates.

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

Total rent expense under the operating leases on the three hospital facilities reflected in the table below was approximately $4 million during each of the three months ended September 30, 2019 and 2018, and approximately $12 million for each of the nine-month periods ended September 30, 2019 and 2018.  Pursuant to the terms of the three hospital leases with the Trust, we have the option to renew the leases at the lease terms described above and below by providing notice to the Trust at least 90 days prior to the termination of the then current term. We also have the right to purchase the respective leased hospitals at the end of the lease terms or any renewal terms at their appraised fair market value as well as purchase any or all of the three leased hospital properties at the appraised fair market value upon one month’s notice should a change of control of the Trust occur. In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

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

In addition, certain of our subsidiaries are tenants in several medical office buildings and two FEDs owned by the Trust or by limited liability companies in which the Trust holds 95% to 100% of the ownership interest.  During the third quarter of 2019, the Trust commenced construction on a new 75,000 rentable square feet medical office building (“MOB”) that will be located on the campus of Texoma Medical Center, a hospital that is owned and operated by one of our subsidiaries.  In connection with this MOB, a master flex lease has been executed between a wholly-owned subsidiary of ours and a Trust limited partnership that owns the MOB. Pursuant to the terms of this master flex lease, our subsidiary will master lease approximately 50% of the square rentable feet of the MOB, which could be reduced during the term if certain conditions are met, for a ten-year term at an initial minimum annual rent of $644,000.

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

In August, 2015, Marc D. Miller, our President and member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance.  During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO. Also in connection with this GPO agreement, we received shares of restricted stock of Premier which vest ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO.  We have elected to retain a portion of the previously vested shares of Premier, the market value of which is included in other assets on our consolidated balance sheet.  Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier on which the restrictions have lapsed was $43 million as of September 30, 2019 and $56 million as of December 31, 2018.    In connection with our adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, since our vested shares of Premier are held for investment and classified as available for sale, the $13 million decrease in market value of these shares since December 31, 2018 was recorded as an unrealized loss and included in “Other (income) expense, net” on our condensed consolidated statements of income for the nine-month period ended September 30, 2019.

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

As of September 30, 2019, outside owners held noncontrolling, minority ownership interests of: (i) 20% in an acute care facility located in Washington, D.C.; (ii) approximately 11% in an acute care facility located in Texas; (iii) 20% and 30% in two behavioral health care facilities located in Pennsylvania and Ohio, respectively; (iv) approximately 5% in an acute care facility located in Nevada, and; (v) approximately 20% in a behavioral health care facility located in Spokane, Washington.  The noncontrolling interest and redeemable noncontrolling interest balances of $75 million and $4 million, respectively, as of September 30, 2019, consist primarily of the third-party ownership interests in these hospitals.

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

As of September 30, 2019, we had no borrowings outstanding pursuant to our $1 billion revolving credit facility and we had $967 million of available borrowing capacity net of $12 million of outstanding letters of credit and $21 million of outstanding borrowings pursuant to a short-term credit facility.

Pursuant to the terms of the Sixth Amendment, the tranche A term loan, which had $1.963 billion of borrowings outstanding as of September 30, 2019, provides for eight installment payments of $12.5 million per quarter which commenced in March of 2019 and are scheduled to continue through December of 2020.  Thereafter, payments of $25 million per quarter are scheduled, commencing in March of 2021 until maturity in October of 2023, when all outstanding amounts will be due.

The tranche B term loan, which had $496 million of borrowings outstanding as of September 30, 2019, provides for installment payments of $1.25 million per quarter, which commenced on March 31, 2019 and are scheduled to continue until maturity in October of 2025, when all outstanding amounts will be due.

Borrowings under the Senior Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.375% to 0.625% for revolving credit and term loan A borrowings and 0.75% for tranche B borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.375% to 1.625% for revolving credit and term loan A borrowings and 1.75% for the tranche B term loan. As of September 30, 2019, the applicable margins were 0.50% for ABR-based loans and 1.50% for LIBOR-based loans under the revolving credit and term loan A facilities.  The revolving credit facility includes a $125 million sub-limit for letters of credit. The Senior Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Senior Credit Agreement includes a material adverse change clause that must be represented at each draw. The Senior Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We are in compliance with all required covenants as of September 30, 2019 and December 31, 2018.

In late April, 2018, we entered into the sixth amendment to our accounts receivable securitization program (“Securitization”) dated as of October 27, 2010 with a group of conduit lenders, liquidity banks, and PNC Bank, National Association, as administrative agent, which provides for borrowings outstanding from time to time by certain of our subsidiaries in exchange for undivided security interests in their respective accounts receivable. The sixth amendment, among other things, extended the term of the Securitization program through April 26, 2021 and increased the borrowing capacity to $450 million (from $440 million previously). Although the program fee and certain other fees were adjusted in connection with the sixth amendment, substantially all other provisions of the Securitization program remained unchanged.  Pursuant to the terms of our Securitization program, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At September 30, 2019, we had $365 million of outstanding borrowings pursuant to the terms of the Securitization and $85 million of available borrowing capacity.

As of September 30, 2019, we had combined aggregate principal of $1.1 billion from the following senior secured notes:

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

At September 30, 2019, the carrying value and fair value of our debt were approximately $3.95 billion and $3.97 billion, respectively.  At December 31, 2018, the carrying value and fair value of our debt were each approximately $4.0 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during the first nine months of 2019 and the full year of 2018 and determined the hedges to be highly effective. Although we do not anticipate nonperformance by our counterparties to interest rate swap agreements, the counterparties expose us to credit risk in the event of nonperformance. We do not hold or issue derivative financial instruments for trading purposes.

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

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. In conjunction with the January 1, 2019 adoption of ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities”, we reclassified our presentation of the net cash inflows or outflows, which were received or paid in connection with foreign exchange contracts that hedge our net investment in foreign operations against movements in exchange rates, to investing cash flows on the consolidated statements of cash flows.  As previously disclosed within our footnotes, these cash flows were formerly reported as operating activities.  Prior period amounts have been reclassified from net cash provided by operating activities to net cash used in investing activities to conform with the current year presentation on the consolidated statements of cash flows. In connection with these forward exchange contracts, we recorded net cash inflows of $90 million and $26 million during the nine-month periods ended September 30, 2019 and 2018, respectively.

Derivatives Hedging Relationships:

The following table presents the effects of our interest rate swap agreements and our foreign currency foreign exchange contracts on our results of operations for the three and nine month periods ended September 30, 2019 and 2018 (in thousands):

	Gain/(Loss) recognized in AOCI
	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Cash Flow Hedge relationships
Interest rate swap agreements (a)	$0	$(1,924)	$(3,925)	$(345)

Net Investment Hedge relationships
Foreign currency foreign exchange contracts (b)	$33,927	$3,790	$79,584	$26,088
(a)

The amount of gain reclassified out of AOCI into Interest expense, net was $0 and $2.0 million during the three-month periods ended September 30, 2019 and 2018, respectively, and $3.4 million and $4.2 million during the nine-month periods ended September 30, 2019 and 2018, respectively.

(b)

The amount reclassified out of AOCI into Other (income) expense, net includes the net effect of a $1.1 million gain offset by a $1.1 million loss recorded on repatriation of cash related to our net investment in the U.K. for the three-month period ended September 30, 2019, and a $5.7 million gain offset by a $5.7 million loss recorded on repatriation of cash related to our net investment in the U.K. during the nine-month period ended September 30, 2019.  There were no amounts reclassified out of AOCI for the three and nine-month periods ended September 30, 2018.

No other gains or losses were recognized in income related to derivatives in Subtopic 815-20.

Cash, Cash Equivalents and Restricted Cash:

Cash, cash equivalents, and restricted cash as reported in the condensed consolidated statements of cash flows are presented separately on our condensed consolidated balance sheets as follow (in thousands):

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$58,905	$105,220
Restricted cash and cash equivalents (a)	95,932	94,465
Total cash, cash equivalents and restricted cash	$154,837	$199,685

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	September 30, 2019	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$111,652	Other assets	111,652
Certificates of deposit	2,202	Other assets	2,202
Available for sale securities	43,046	Other assets	43,046
Deferred compensation assets	33,871	Other assets	33,871
Interest rate swap agreements	-	Accounts Receivable, net		-
Foreign currency exchange contracts	(1,794)	Other current assets		(1,794)
	$188,977		190,771	(1,794)	-
Liabilities:
Deferred compensation liability	33,871	Other noncurrent liabilities	33,871
	$33,871		33,871	-	-

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2018	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$106,530	Other assets	106,530
Certificates of deposit	5,415	Other assets	5,415
Available for sale securities	55,594	Other assets	55,594
Deferred compensation assets	32,998	Other assets	32,998
Interest rate swap agreements	3,925	Accounts Receivable, net		3,925
Foreign currency exchange contracts	8,908	Other current assets		8,908
	$213,370		200,537	12,833	-
Liabilities:
Deferred compensation liability	$32,998	Other noncurrent liabilities	32,998
	$32,998		32,998	-	-

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

As of September 30, 2019, the total accrual for our professional and general liability claims was $248 million, of which $42 million was included in current liabilities.  As of December 31, 2018, the total accrual for our professional and general liability claims was $243 million, of which $42 million was included in current liabilities.

As of September 30, 2019, the total accrual for our workers’ compensation liability claims was $75 million, of which $40 million was included in current liabilities.  As of December 31, 2018, the total accrual for our workers’ compensation liability claims was $72 million, of which $40 million was included in current liabilities.

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

Property Insurance:

We have commercial property insurance policies for our properties covering catastrophic losses, including windstorm damage, up to a $1 billion policy limit, subject to a deductible ranging from $50,000 to $250,000 per occurrence. Losses resulting from named windstorms are subject to deductibles between 3% and 5% of the total insurable value of the property. In addition, we have commercial property insurance policies covering catastrophic losses resulting from earthquake and flood damage, each subject to aggregated loss limits (as opposed to per occurrence losses). Commercially insured earthquake coverage for our facilities is subject to various deductibles and limitations including: (i) $500 million limitation for our facilities located in Nevada; (ii) $130 million limitation for our facilities located in California; (iii) $100 million limitation for our facilities located in fault zones within the United States; (iv) $40 million limitation for our facilities located in Puerto Rico, and; (v) $250 million limitation for many of our facilities located in other states. Our commercially insured flood coverage has a limit of $100 million annually. There is also a $10 million sublimit for one of our facilities located in Houston, Texas, and a $1 million sublimit for our facilities located in Puerto Rico. Deductibles for flood losses vary in amount, up to a maximum of $500,000, based upon location of the facility. Since certain of our facilities have been designated by our insurer as flood prone, we have elected to purchase policies from The National Flood Insurance Program.  Property insurance for our behavioral health facilities located in the U.K. are provided on an all risk basis up to a £1.29 billion policy limit, with coverage caps per location, that includes coverage for real and personal property as well as business interruption losses.

Other

Our accounts receivable as of September 30, 2019 and December 31, 2018 include amounts due from Illinois of approximately $29 million and $32 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $13 million as of September 30, 2019 and $18 million as of December 31, 2018, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. Although the accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due to us from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

Legal Proceedings

We operate in a highly regulated and litigious industry which subjects us to various claims and lawsuits in the ordinary course of business as well as regulatory proceedings and government investigations. These claims or suits include claims for damages for personal injuries, medical malpractice, commercial/contractual disputes, wrongful restriction of, or interference with, physicians’ staff privileges, and employment related claims. In addition, health care companies are subject to investigations and/or actions by various state and federal governmental agencies or those bringing claims on their behalf. Government action has increased with respect to investigations and/or allegations against healthcare providers concerning possible violations of fraud and abuse and false claims statutes as well as compliance with clinical and operational regulations. Currently, and from time to time, we and some of our facilities are subjected to inquiries in the form of subpoenas, Civil Investigative Demands, audits and other document requests from various federal and state agencies. These inquiries can lead to notices and/or actions including repayment obligations from state and federal government agencies associated with potential non-compliance with laws and regulations. Further, the federal False Claims Act allows private individuals to bring lawsuits (qui tam actions) against healthcare providers that submit claims for payments to the government. Various states have also adopted similar statutes. When such a claim is filed, the government will investigate the matter and decide if they are going to intervene in the pending case. These qui tam lawsuits are placed under seal by the court to comply with the False Claims Act’s requirements. If the government chooses not to intervene, the private individual(s) can proceed independently on behalf of the government. Health care providers that are found to violate the False Claims Act may be subject to substantial monetary fines/penalties as well as face potential exclusion from participating in government health care programs or be required to comply with Corporate Integrity Agreements as a condition of a settlement of a False Claims Act matter. In September 2014, the Criminal Division of the Department of Justice (“DOJ”) announced that all qui tam cases will be shared with their Division to determine if a parallel criminal investigation should be opened. The DOJ has also announced an intention to pursue civil and criminal actions against individuals within a company as well as the corporate entity or entities. In addition, health care facilities are subject to monitoring by state and federal surveyors to ensure compliance with program Conditions of Participation. In the event a facility is found to be out of compliance with a Condition of Participation and unable to remedy the alleged deficiency(s), the facility faces termination from the Medicare and Medicaid programs or compliance with a System Improvement Agreement to remedy deficiencies and ensure compliance.

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

In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration (“AHCA”) subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the Medicare suspension remains in effect. In June 2017, AHCA advised that while they were maintaining the suspension for dual eligible and cross-over Medicare beneficiaries, the Medicaid payment suspension was lifted effective June 27, 2017. From inception through September 30, 2019, the aggregate funds withheld from us in connection with the River Point Behavioral Health payment suspension amounted to approximately $8.6 million. We anticipate a resolution of the payment suspension will be part of the overall settlement agreement(s) to be drafted and finalized.  Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during the nine-month period ended September 30, 2019 or the year ended December 31, 2018, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

The DOJ has advised us that the civil aspect of the coordinated investigation referenced above is a False Claims Act investigation focused on billings submitted to government payers in relation to services provided at those facilities. While there have been various matters raised by DOJ during the pendency of this investigation, DOJ Civil has advised that the focus of their investigation is on medical necessity issues and billing for services not eligible for payment due to non-compliance with regulatory requirements relating to, among other things, admission eligibility, discharge decisions, length of stay and patient care issues. It is our understanding that the DOJ Criminal Fraud Section was investigating similar issues prior to the closure of their investigation. UHS denies any fraudulent billings were submitted to government payers.

In July 2019, we reached an agreement in principle with the DOJ’s Civil Division, and on behalf of various states’ attorneys general offices, to resolve the civil aspects of the government’s investigation of our behavioral health care facilities for $127 million subject to requisite approvals and preparation and execution of definitive settlement and related agreements. We are also negotiating a corporate integrity agreement with the Office of Inspector General for the United States Department of Health and Human Services (“OIG”) which we expect will be part of the overall settlement of this matter.

In connection with this agreement in principle, during the nine-month period ended September 30, 2019, we recorded a pre-tax increase of approximately $11 million to the reserve established in connection with the civil aspects of these matters (“DOJ Reserve”), which includes related fees and costs due to or on behalf of third-parties. The aggregate pre-tax DOJ Reserve amounted to $134 million as of September 30, 2019 and $123 million as of December 31, 2018 (including $48 million and $70 million recorded during the three and nine-month periods ended September 30, 2018, respectively).

In late August, 2019, we received the initial draft of the settlement agreement from the DOJ’s Civil Division. Negotiations regarding the terms and conditions of the settlement agreement continue. Based upon the terms and provisions included in the draft settlement agreement, and related subsequent discussions, our financial statements for each of the three and nine-month periods ended September 30, 2019 include an unfavorable provision for income taxes of approximately $6 million resulting from the net estimated federal and state income taxes due on the portion of the pre-tax DOJ Reserve that is estimated to be non-deductible for income tax purposes.

Since the agreement in principle with the DOJ’s Civil Division is subject to certain required approvals and negotiation and execution of definitive settlement agreements, as well as negotiation and execution of a corporate integrity agreement with the OIG, we can provide no assurance that definitive agreements will ultimately be finalized. We therefore can provide no assurance that final amounts paid in settlement or otherwise, or associated costs, or the income tax deductibility of such payments, will not differ materially from our established reserve and assumptions related to income tax deductibility.

DOJ investigation of Turning Point Hospital.

During the fourth quarter of 2018, we were notified that the DOJ Civil Division in conjunction with the U.S. Attorney’s Office for the Northern District of Georgia and the Georgia Attorney General’s Office opened an investigation of Turning Point Hospital in Moultrie, GA.  The DOJ Civil Division has advised us that they are primarily investigating transportation and housing financial assistance provided to patients receiving treatment at the facility. The DOJ issued a civil investigative demand to the facility requesting various documents and other information. In September, 2019, we reached a settlement in principle of this matter pending negotiation, finalization and execution of definitive settlement agreements. As of September 30, 2019, our financial statements include an estimated reserve in connection with the potential settlement of this matter, which did not have material impact on our results of operations and financial condition.

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

Shareholder Class Action

In December 2016 a purported shareholder class action lawsuit was filed in U.S. District Court for the Central District of California against UHS and certain UHS officers alleging violations of the federal securities laws. The case was originally filed as Heed v. Universal Health Services, Inc. et. al. (Case No. 2:16-CV-09499-PSG-JC). The court subsequently appointed Teamsters Local 456 Pension Fund and Teamsters Local 456 Annuity Fund to serve as lead plaintiffs.  The case has been transferred to the U.S. District Court for the Eastern District of Pennsylvania and the style of the case has been changed to Teamsters Local 456 Pension Fund, et. al. v. Universal Health Services, Inc. et. al. (Case No. 2:17-CV-02817-LS). In September, 2017, Teamsters Local 456 Pension Fund filed an amended complaint. The amended class action complaint alleges violations of federal securities laws relating to disclosures made in public filings associated with alleged practices and operations at our behavioral health facilities.  Plaintiffs seek monetary damages for shareholders during the defined class period as a result of the decrease in share price following various public disclosures or reports. In December, 2017, we filed a motion to dismiss the amended complaint. In August, 2019, the court granted our motion to dismiss. Plaintiffs have filed a motion with the court seeking leave to file a second amended complaint. Should the court deny plaintiffs’ motion, we anticipate an appeal of the dismissal of the case. We deny liability and intend to defend ourselves vigorously. At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

Shareholder Derivative Cases

In March 2017, a shareholder derivative suit was filed by plaintiff David Heed in the Court of Common Pleas of Philadelphia County. A notice of removal to the United States District Court for the Eastern District of Pennsylvania was filed (Case No. 2:17-cv-01476-LS). Plaintiff filed a motion to remand. In December 2017, the Court denied plaintiff’s motion to remand and has retained the case in federal court. In May, June and July 2017, additional shareholder derivative suits were filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in those cases are: Central Laborers’ Pension Fund (Case No. 17-cv-02187-LS); Firemen’s Retirement System of St. Louis (Case No. 17—cv-02317-LS); Waterford Township Police & Fire Retirement System (Case No. 17-cv-02595-LS); and Amalgamated Bank Longview Funds (Case No. 17-cv-03404-LS). The Fireman’s Retirement System case has since been voluntarily dismissed. The federal court has consolidated all of the cases pending in the Eastern District of Pennsylvania and has appointed co-lead plaintiffs and co-lead counsel. Lead Plaintiffs have filed a consolidated, amended complaint. We have filed a motion to dismiss the amended complaint.  In addition, a shareholder derivative case was filed in Chancery Court in Delaware by the Delaware County Employees’ Retirement Fund (Case No. 2017-0475-JTL). In December 2017, the Chancery Court stayed this case pending resolution of other contemporaneous matters. Each of these cases have named certain current and former members of the Board of Directors individually and certain officers of Universal Health Services, Inc. as defendants.  UHS has also been named as a nominal defendant in these cases. The derivative cases make substantially similar allegations and claims as the shareholder class action relating to practices at our behavioral health facilities and board and corporate oversight of these facilities as well as claims relating to the stock trading by the individual defendants and company repurchase of shares during the relevant time period. The cases make claims of breaches of fiduciary duties by the named board members and officers; alleged violations of federal securities laws; and common law causes of action against the individual defendants including unjust enrichment, corporate waste, abuse of control, constructive fraud and gross mismanagement. The cases seek monetary damages allegedly incurred by the company; restitution and disgorgement of profits, benefits and other compensation from the individual defendants and various forms of equitable relief relating to corporate governance matters. In August, 2019, the court granted our motion to dismiss. Plaintiffs have filed a motion with the court seeking leave to file a second amended complaint. Should the court deny plaintiffs’ motion, we anticipate an appeal of the dismissal of the case.  The defendants deny liability and intend to defend these cases vigorously. At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with these matters.

Disproportionate Share Hospital Payment Matter:

In late September, 2015, many hospitals in Pennsylvania, including certain of our behavioral health care hospitals located in the state, received letters from the Pennsylvania Department of Human Services (the “Department”) demanding repayment of allegedly excess Medicaid Disproportionate Share Hospital payments (“DSH”), primarily consisting of managed care payments characterized as DSH payments, for the federal fiscal year (“FFY”) 2011 amounting to approximately $4 million in the aggregate. Since that time, certain of our behavioral health care hospitals in Pennsylvania have received similar requests for repayment for alleged DSH overpayments for FFYs 2012 through 2015. For FFY 2012, the claimed overpayment amounts to approximately $4 million. For FFY 2013, the claimed overpayments were initially approximately $7 million but have since been reduced to approximately $2 million due to a change in the Department’s calculations of the hospital specific DSH upper payment limit. For FFY 2014, the claimed overpayments were approximately $7 million and for FFY 2015, the claimed overpayments were approximately $5 million. We filed administrative appeals for all of our facilities contesting the recoupment efforts for FFYs 2011 through 2015 as we believe the Department’s calculation methodology is inaccurate and conflicts with applicable federal and state laws and regulations. The Department has agreed to postpone the recoupment of the state’s share of the DSH payments until all hospital appeals are resolved but started recoupment of the federal share. We understand that starting in FFY 2016, the first full fiscal year after the January 1, 2015 effective date of Medicaid expansion in Pennsylvania, the Department will no longer characterize managed care payments received by the hospitals as DSH payments. We can provide no assurance that we will ultimately be successful in our legal and administrative appeals related to the Department’s repayment demands.  If our legal and administrative appeals are unsuccessful, our future consolidated results of operations and financial condition could be adversely impacted by these repayments.

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

	Three months ended September 30, 2019
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$7,004,832	$2,536,504	$0	$9,541,336
Gross outpatient revenues	$4,477,277	$257,690	$0	$4,734,967
Total net revenues	$1,528,535	$1,291,816	$2,102	$2,822,453
Income/(loss) before allocation of corporate overhead and income taxes	$148,085	$138,019	$(148,029)	$138,075
Allocation of corporate overhead	$(57,578)	$(41,651)	$99,229	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$90,507	$96,368	$(48,800)	$138,075
Total assets as of September 30, 2019	$4,395,259	$6,919,100	$280,042	$11,594,401

	Nine months ended September 30, 2019
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$21,220,471	$7,568,129	$0	$28,788,600
Gross outpatient revenues	$13,137,199	$792,929	$0	$13,930,128
Total net revenues	$4,575,088	$3,898,440	$8,484	$8,482,012
Income/(loss) before allocation of corporate overhead and income taxes	$528,455	$648,173	$(431,449)	$745,179
Allocation of corporate overhead	$(172,606)	$(124,936)	$297,542	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$355,849	$523,237	$(133,907)	$745,179
Total assets as of September 30, 2019	$4,395,259	$6,919,100	$280,042	$11,594,401

	Three months ended September 30, 2018
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$6,009,303	$2,459,078	$0	$8,468,381
Gross outpatient revenues	$3,694,389	$242,167	$0	$3,936,556
Total net revenues	$1,383,050	$1,262,472	$3,391	$2,648,913
Income/(loss) before allocation of corporate overhead and income taxes	$147,448	$234,170	$(152,551)	$229,067
Allocation of corporate overhead	$(49,967)	$(40,244)	$90,211	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$97,481	$193,926	$(62,340)	$229,067
Total assets as of September 30, 2018	$4,027,573	$6,871,765	$374,247	$11,273,585

	Nine months ended September 30, 2018
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$18,535,079	$7,310,230	$0	$25,845,309
Gross outpatient revenues	$11,169,376	$764,885	$0	$11,934,261
Total net revenues	$4,232,673	$3,774,551	$10,558	$8,017,782
Income/(loss) before allocation of corporate overhead and income taxes	$513,174	$734,362	$(420,461)	$827,075
Allocation of corporate overhead	$(149,760)	$(120,822)	$270,582	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$363,414	$613,540	$(149,879)	$827,075
Total assets as of September 30, 2018	$4,027,573	$6,871,765	$374,247	$11,273,585
(a)

Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $135 million and $130 million for the three-month periods ended September 30, 2019 and 2018, respectively, and approximately $415 million and $364 million for the nine-month periods ended September 30, 2019 and 2018, respectively.  Total assets at our U.K. behavioral health care facilities were approximately $1.175 billion and $1.231 billion as of September 30, 2019 and 2018, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Basic and Diluted:
Net income attributable to UHS	$97,190	$171,746	$569,678	$621,630
Less: Net income attributable to unvested restricted share grants	(243)	(317)	(1,414)	(813)
Net income attributable to UHS – basic and diluted	$96,947	$171,429	$568,264	$620,817

Weighted average number of common shares - basic	87,952	92,849	89,288	93,639
Net effect of dilutive stock options and grants based on the treasury stock method	403	481	231	459
Weighted average number of common shares and equivalents - diluted	88,355	93,330	89,519	94,098
Earnings per basic share attributable to UHS:	$1.10	$1.85	$6.36	$6.63
Earnings per diluted share attributable to UHS:	$1.10	$1.84	$6.35	$6.60

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 4.3 million for the three months ended September 30, 2019 and 6.6 million for the nine months ended September 30, 2019. The excluded weighted-average stock options totaled 7.3 million for the three months ended September 30, 2018 and 8.2 million for the nine months ended September 30, 2018. All classes of our common stock have the same dividend rights.

The decrease in our basic and diluted weighted number of common shares outstanding for the three and nine months ended September 30, 2019, as compared to the comparable prior year three and nine months, was due primarily to the impact of shares repurchased by us since January 1, 2018.

Stock-Based Compensation:

During the three-month periods ended September 30, 2019 and 2018, pre-tax compensation cost of $14.9 million and $14.2 million, respectively, was recognized related to outstanding stock options.  During the nine-month periods ended September 30, 2019 and 2018, pre-tax compensation costs of $45.4 million and $46.7 million, respectively, was recognized related to outstanding stock options.  In addition, during the three-month periods ended September 30, 2019 and 2018, pre-tax compensation cost of approximately $2.3 million and $1.4 million  (net of cancellations), respectively, was recognized related to restricted stock.  During the nine-month periods ended September 30, 2019 and 2018, pre-tax compensation costs of approximately $6.0 million and $3.1 million (net of cancellations), respectively, was recognized related to restricted stock.  As of September  30, 2019 there was approximately $140.6 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 2.7 years. There were 2,456,015 stock options granted during the first nine months of 2019 with a weighted-average grant date fair value of $30.40 per share.  There were 145,076 shares of restricted shares granted during the first nine months of 2019 with a weighted-average grant date fair value of $133.98 per share.

The expense associated with stock-based compensation arrangements is a non-cash charge. In the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $52.2 million and $50.6 million during the nine-month periods ended September 30, 2019 and 2018, respectively.

(9) Dispositions and acquisitions

Nine-month period ended September 30, 2019:

Acquisitions:

During the first nine months of 2019, there were no acquisitions.

Divestitures:

During the first nine months of 2019, we received approximately $7 million from the divestiture of the real property of a previously closed behavioral health care facility.

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

Divestitures:

During the first nine months of 2018, we received approximately $14 million in connection with: (i) the required divestiture of an 18-bed behavioral health care facility located in the U.K. (pursuant to the final ruling of The Competition and Markets Authority in connection with our acquisition of Cambian Group, PLC), and; (ii) the real property of a closed behavioral health facility.

(10) Dividends

We declared and paid dividends of $17.6 million, or $.20 per share, during the third quarter of 2019 and $9.3 million or $.10 per share during the third quarter of 2018.  We declared and paid dividends of $35.6 million and $28.1 million during the nine-month periods ended September 30, 2019 and 2018, respectively.

(11) Income Taxes

Our effective income tax rates were 26.9% and 23.7% during the three-month periods ended September 30, 2019 and 2018, respectively, and 22.2% and 23.3% during the nine-month periods ended September 30, 2019, and 2018, respectively.  The increase in the effective tax rate during the three-month period ended September 30, 2019, as compared to the comparable quarter of 2018, was primarily due to $6 million of tax expense related to non-deductible DOJ Reserve offset by $2 million of tax benefit attributable to employee share-based payments during the third quarter of 2019.  The net decrease in the effective tax rate during the nine-month period ended September 30, 2019, compared with the same period in 2018, was primarily due to an $11 million tax benefit attributable to employee share-based payments, a $4 million tax benefit related to the effects of a change in state tax law enacted during 2019 offset by $6 million of tax expense due to non-deductible DOJ Reserve during the third quarter of 2019 as compared to $1 million of tax benefit attributable to employee share-based payments during the first nine months of 2018.

The global intangible low-taxed income (“GILTI”) provisions from the TCJA-17 require the inclusion of the earnings of certain foreign subsidiaries in excess of an acceptable rate of return on certain assets of the respective subsidiaries in our U.S. tax return for tax years beginning after December 31, 2017.  An accounting policy election was made during 2018 to treat taxes related to GILTI as a period cost when the tax is incurred. We recorded a GILTI tax provision of less than $1 million for the nine-month periods ended September 30, 2019 and 2018, respectively.

As of January 1, 2019, our unrecognized tax benefits were approximately $2 million. The amount, if recognized, that would favorably affect the effective tax rate is approximately $1 million. During the nine months ended September 30, 2019, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of September 30, 2019, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for 2016 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months.  It is reasonably possible that the amount of uncertain tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

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

The following table disaggregates our revenue by major source for the three and nine month periods ended September 30, 2019 and 2018 (in thousands):

	For the three months ended September 30, 2019
	Acute Care		Behavioral Health		Other	Total
Medicare	$333,777	22%	$143,514	11%		$477,291	17%
Managed Medicare	197,993	13%	60,801	5%		258,794	9%
Medicaid	148,570	10%	168,871	13%		317,441	11%
Managed Medicaid	133,906	9%	278,888	22%		412,794	15%
Managed Care (HMO and PPOs)	554,341	36%	324,140	25%		878,481	31%
UK Revenue	0	0%	134,905	10%		134,905	5%
Other patient revenue and adjustments, net	45,918	3%	130,964	10%		176,882	6%
Other non-patient revenue	114,030	7%	49,733	4%	2,102	165,865	6%
Total Net Revenue	$1,528,535	100%	$1,291,816	100%	$2,102	2,822,453	100%

	For the nine months ended September 30, 2019
	Acute Care		Behavioral Health		Other	Total
Medicare	$988,746	22%	$420,218	11%		$1,408,964	17%
Managed Medicare	618,756	14%	167,212	4%		785,968	9%
Medicaid	391,762	9%	525,350	13%		917,112	11%
Managed Medicaid	413,607	9%	821,413	21%		1,235,020	15%
Managed Care (HMO and PPOs)	1,690,889	37%	1,018,739	26%		2,709,628	32%
UK Revenue	0	0%	415,407	11%		415,407	5%
Other patient revenue and adjustments, net	133,962	3%	381,345	10%		515,307	6%
Other non-patient revenue	337,366	7%	148,756	4%	8,484	494,606	6%
Total Net Revenue	$4,575,088	100%	$3,898,440	100%	$8,484	8,482,012	100%

	For the three months ended September 30, 2018
	Acute Care		Behavioral Health		Other	Total
Medicare	$295,691	21%	$155,642	12%		$451,333	17%
Managed Medicare	175,248	13%	55,285	4%		230,533	9%
Medicaid	126,977	9%	169,614	13%		296,591	11%
Managed Medicaid	123,296	9%	242,233	19%		365,529	14%
Managed Care (HMO and PPOs)	500,688	36%	333,585	26%		834,273	31%
UK Revenue	0	0%	129,965	10%		129,965	5%
Other patient revenue and adjustments, net	62,055	4%	126,157	10%		188,212	7%
Other non-patient revenue	99,095	7%	49,991	4%	3,391	152,477	6%
Total Net Revenue	$1,383,050	100%	$1,262,472	100%	$3,391	2,648,913	100%

	For the nine months ended September 30, 2018
	Acute Care		Behavioral Health		Other	Total
Medicare	$972,073	23%	$444,812	12%		$1,416,885	18%
Managed Medicare	550,683	13%	151,323	4%		702,006	9%
Medicaid	349,794	8%	522,916	14%		872,710	11%
Managed Medicaid	410,243	10%	720,285	19%		1,130,528	14%
Managed Care (HMO and PPOs)	1,547,496	37%	1,052,694	28%		2,600,190	32%
UK Revenue	0	0%	364,163	10%		364,163	5%
Other patient revenue and adjustments, net	104,926	2%	364,534	10%		469,460	6%
Other non-patient revenue	297,458	7%	153,824	4%	10,558	461,840	6%
Total Net Revenue	$4,232,673	100%	$3,774,551	100%	$10,558	8,017,782	100%

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

The components of lease expense for the three and nine month periods ended September 30, 2019 are as follows (in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2019	2019

Operating lease cost	$17,849	$54,188
Variable and short term lease cost (a)	9,811	26,132
Total lease cost	$27,660	$80,320

Finance lease cost:
Amortization of right-of-use-assets	$481	$1,444
Interest on lease liabilities	464	1,422
Total finance lease cost	$945	$2,866
(a)	Includes equipment, month-to-month and leases with a maturity of less than 12 months.

Supplemental cash flow information related to leases for the nine month period ended September 30, 2019 are as follows (in thousands):

Nine months ended September 30,
2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$79,598
Operating cash flows from finance leases	$1,589
Financing cash flows from finance leases	$1,435

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$364,453
Finance leases	0

Included in the $364 million of right-of-use assets obtained in exchange for operating lease obligations is $14.0 million of new operating leases entered into during the nine month period ended September 30, 2019.

Supplemental balance sheet information related to leases as of September 30, 2019 are as follows (in thousands):

September 30,
2019

Operating Leases
Right of use assets-operating leases	$329,328

Operating lease liabilities	$55,080
Operating lease liabilities noncurrent	274,248
Total operating lease liabilities	$329,328

Finance Leases
Property and equipment	$23,250
Accumulated depreciation	(10,844)
Property and equipment, net	$12,406

Current maturities of long-term debt	$1,591
Long-term debt	16,790
Total finance lease liabilities	$18,381

Weighted Average remaining lease term, years
Operating leases	9.9
Finance leases	7.5

Weighted Average discount rate
Operating leases	4.7%
Finance leases	10.4%

Future maturities of lease liabilities as of September 30, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases
Year ending December 31,
2019 (remaining 3 months)	$17,887	$826
2020	66,595	3,375
2021	59,317	3,257
2022	48,633	3,559
2023	43,843	3,654
Later years	186,908	12,130
Total lease payments	423,183	26,801
less imputed interest	(93,855)	(8,420)
Total	$329,328	$18,381

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

(14) Recent Accounting Standards

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses," which introduced new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments. Instruments in scope include loans, held-to-maturity debt securities, and net investments in leases as well as reinsurance and trade receivables. In November 2018, the FASB issued ASU 2018-19, which clarifies that operating lease receivables are outside the scope of the new standard. The standard will be effective for us in fiscal years beginning after December 15, 2019. We are currently evaluating the impact that the adoption of the new standard will have on our consolidated financial statements.

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

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" and subsequent related updates. The amendments in this update expand and refine hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The ASU amends the presentation and disclosure requirements and changes how entities assess effectiveness. The ASU eliminates the requirement to separately measure and report hedge ineffectiveness and requires all items that affect earnings be presented in the same income statement line as the hedged items. The amendments in this guidance permit the use of the Overnight Index Swap rate based on Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes to facilitate the LIBOR to SOFR transition. This guidance was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and we adopted effective January 1, 2019. The amended presentation and disclosure guidance was required only prospectively. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

As of September 30, 2019, we owned and/or operated 353 inpatient facilities and 40 outpatient and other facilities including the following located in 37 states, Washington, D.C., the United Kingdom and Puerto Rico:

Acute care facilities located in the U.S.:

•	26 inpatient acute care hospitals;
•	12 free-standing emergency departments, and;
•	6 outpatient centers & 1 surgical hospital.

Behavioral health care facilities (327 inpatient facilities and 21 outpatient facilities):

Located in the U.S.:

•	186 inpatient behavioral health care facilities, and;
•	19 outpatient behavioral health care facilities.

Located in the U.K.:

•	138 inpatient behavioral health care facilities, and;
•	2 outpatient behavioral health care facilities.

Located in Puerto Rico:

•	3 inpatient behavioral health care facilities.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 54% and 52% during the three-month periods ended September 30, 2019 and 2018, respectively, and 54% and 53% during the nine-month period ended September 30, 2019 and 2018, respectively.  Net revenues from our behavioral health care facilities and commercial health insurer accounted for 46% and 48% of our consolidated net revenues during the three-month periods ended September 30, 2019 and 2018, respectively, and 46% and 47% during the nine-month periods ended September 30, 2019 and 2018, respectively.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $135 million and $130 million during the three-month periods ended September 30, 2019 and 2018, respectively, and $415 million and $364 million for the nine-month periods ended September 30, 2019 and 2018, respectively.  Total assets at our U.K. behavioral health care facilities were approximately $1.175 billion as of September 30, 2019 and $1.224 billion as of December 31, 2018.

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

•

the outcome of known and unknown litigation, government investigations, false claims act allegations, and liabilities and other claims asserted against us and other matters as disclosed in Item 1. Legal Proceedings, and the effects of adverse publicity relating to such matters;

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
•

as discussed below in Sources of Revenue, we receive revenues from various state and county based programs, including Medicaid in all the states in which we operate (we receive Medicaid revenues in excess of $100 million annually from each of California, Texas, Nevada, Washington, D.C., Pennsylvania and Illinois); CMS-approved Medicaid supplemental programs in certain states including Texas, Mississippi, Illinois, Oklahoma, Nevada, Arkansas, California and Indiana, and; state Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations;

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
•

in June, 2016, the United Kingdom affirmatively voted in a non-binding referendum in favor of the exit of the United Kingdom from the European Union (the “Brexit”) and it has been approved by vote of the British legislature. On March 29, 2017, the United Kingdom triggered Article 50 of the Lisbon Treaty, formally starting negotiations regarding its exit from the European Union, currently scheduled for January 31, 2020. The government of the United Kingdom and the European Union have negotiated an agreement by which the United Kingdom would withdraw from the European Union, but on October 22, 2019, the British legislature rejected the government’s timetable for ratifying the withdrawal agreement, necessitating the most recent postponement of Brexit.  As a result, the United Kingdom’s government decided to set aside the bill to ratify and implement the withdrawal agreement and to call for a general election, which is scheduled for December 12, 2019. When or whether the United Kingdom will actually exit the European Union continues to be uncertain. The actual exit of the United Kingdom from the European Union could cause disruptions to and create uncertainty surrounding our business. Any of these effects of Brexit (and the announcement thereof), and others we cannot anticipate, could harm our business, financial condition and results of operations;

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts net revenues in future periods. Although the patient’s ultimate eligibility determination may result in adjustments to net revenues, these adjustments do not have a material impact on our results of operations during the three or nine-month periods ended September 30, 2019 or the year ended December 31, 2018 since our facilities make estimates at each financial reporting period to adjust revenue based on historical collections.  Under ASC 605, these estimates were reported in the provision for doubtful accounts.

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

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three and nine-month periods ended September 30, 2019 and 2018:

Uncompensated care:

Amounts in millions	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2019	%	2018	%	2019	%	2018	%
Charity care	$152	26%	$204	41%	$438	27%	$536	39%
Uninsured discounts	424	74%	297	59%	1157	73%	848	61%
Total uncompensated care	$576	100%	$501	100%	$1,595	100%	$1,384	100%

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Amounts in millions	2019	2018	2019	2018
Estimated cost of providing charity care	$18	$26	$51	$66
Estimated cost of providing uninsured discounts related care	50	37	133	104
Estimated cost of providing uncompensated care	$68	$63	$184	$170
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

The total accrual for our professional and general liability claims and workers’ compensation claims was $323 million as of September 30, 2019, of which $82 million is included in current liabilities. The total accrual for our professional and general liability claims and workers’ compensation claims was $315 million as of December 31, 2018, of which $82 million is included in current liabilities.

Recent Accounting Standards: For a summary of accounting standards, please see Note 14 to the Consolidated Financial Statements, as included herein.

Results of Operations

Three-month periods ended September 30, 2019 and 2018:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended September 30, 2019 and 2018 (dollar amounts in thousands):

	Three months ended September 30, 2019		Three months ended September 30, 2018
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$2,822,453	100.0%	$2,648,913	100.0%
Operating charges:
Salaries, wages and benefits	1,408,226	49.9%	1,316,710	49.7%
Other operating expenses	762,174	27.0%	651,442	24.6%
Supplies expense	313,936	11.1%	285,201	10.8%
Depreciation and amortization	121,528	4.3%	112,286	4.2%
Lease and rental expense	27,660	1.0%	26,110	1.0%
Subtotal-operating expenses	2,633,524	93.3%	2,391,749	90.3%
Income from operations	188,929	6.7%	257,164	9.7%
Interest expense, net	41,447	1.5%	39,506	1.5%
Other (income) expense, net	9,407	0.3%	(11,409)	(0.4)%
Income before income taxes	138,075	4.9%	229,067	8.6%
Provision for income taxes	37,205	1.3%	54,186	2.0%
Net income	100,870	3.6%	174,881	6.6%
Less: Income attributable to noncontrolling interests	3,680	0.1%	3,135	0.1%
Net income attributable to UHS	$97,190	3.4%	$171,746	6.5%

Net revenues increased 6.6%, or $174 million, to $2.82 billion during the three-month period ended September 30, 2019 as compared to $2.65 billion during the third quarter of 2018. The net increase was primarily attributable to: (i) a $153 million or 6.0% increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods (which we refer to as “same facility”), and; (ii) $21 million of other combined net increases due primarily to an increase in provider tax assessments which had no impact on net income attributable to UHS as reflected above since the amounts offset between net revenues and other operating expenses..

Income before income taxes (before deduction for income attributable to noncontrolling interests) decreased $91 million to $138 million during the three-month period ended September 30, 2019 as compared to $229 million during the comparable quarter of 2018. The $91 million net decrease was due to:

•

a decrease of $98 million resulting from a provision for asset impairment recorded during the third quarter of 2019, as discussed below in Other Operating Results - Provision for Asset Impairment-Foundations Recovery Network;

•

an increase of $48 million due to the increase recorded during the third quarter of 2018 to the reserve established in connection with the civil aspects of the government’s investigation of certain of our behavioral health care facilities, see Item 1 - Legal Proceedings for additional disclosure;

•

a net decrease of $21 million due to a decrease in Other income/expense, net, due primarily to: (i) a $26 million unfavorable change market value of shares of certain marketable securities held for investment and classified as available for sale (a pre-tax unrealized loss of $15 million incurred during the third quarter of 2019 as compared to a pre-tax unrealized gain of $11 million recorded during the third quarter of 2018), partially offset by; (ii) $5 million of other combined net favorable changes consisting primarily of a $6 million gain on asset disposal recorded during the third quarter of 2019;

•	an increase of $1 million at our acute care facilities as discussed below in Acute Care Hospital Services

•

an increase of $1 million at our behavioral health care facilities, as discussed below in Behavioral Health Services (excluding the impact of the above-mentioned $98 million provision for asset impairment recorded during the third quarter of 2019 in connection with Foundations Recovery Network, LLC);

•	a decrease of $2 million due to an increase in interest expense, as discussed below in Other Operating Results-Interest Expense, and;
•	$20 million of other combined net decreases.

Net income attributable to UHS decreased $75 million to $97 million during the three-month period ended September 30, 2019 as compared to $172 million during the comparable prior year quarter. This decrease was attributable to:

•	a $91 million decrease in income before income taxes, as discussed above;
•	a decrease of $1 million due to an increase in income attributable to noncontrolling interests, and;
•

an increase of $17 million resulting from a decrease in the provision for income taxes due primarily to: (i) the income tax benefit recorded in connection with the $92 million decrease in pre-tax income; (ii) a decrease of $2 million resulting from our adoption of ASU 2016-09, partially offset by; (iii)  a $6 million increase in the provision for income taxes recorded during the third quarter of 2019 resulting from the net estimated federal and state income taxes due on the portion of the reserve established in connection with the civil aspects of the government’s investigation of certain of our behavioral health care facilities that is estimated to be non-deductible for income tax purposes (see additional disclosure below in Other Operating Results-Provision for Income Taxes and Effective Tax Rates)

Nine-month periods ended September 30, 2019 and 2018:

The following table summarizes our results of operations and is used in the discussion below for the nine-month periods ended September 30, 2019 and 2018 (dollar amounts in thousands):

	Nine months ended September 30, 2019		Nine months ended September 30, 2018
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$8,482,012	100.0%	$8,017,782	100.0%
Operating charges:
Salaries, wages and benefits	4,157,253	49.0%	3,922,832	48.9%
Other operating expenses	2,079,518	24.5%	1,896,745	23.7%
Supplies expense	927,256	10.9%	867,863	10.8%
Depreciation and amortization	362,736	4.3%	334,970	4.2%
Lease and rental expense	80,320	0.9%	79,932	1.0%
Subtotal-operating expenses	7,607,083	89.7%	7,102,342	88.6%
Income from operations	874,929	10.3%	915,440	11.4%
Interest expense, net	123,574	1.5%	115,082	1.4%
Other (income) expense, net	6,176	0.1%	(26,717)	(0.3)%
Income before income taxes	745,179	8.8%	827,075	10.3%
Provision for income taxes	165,646	2.0%	192,814	2.4%
Net income	579,533	6.8%	634,261	7.9%
Less: Income attributable to noncontrolling interests	9,855	0.1%	12,631	0.2%
Net income attributable to UHS	$569,678	6.7%	$621,630	7.8%

Net revenues increased 5.8%, or $464 million, to $8.48 billion during the nine-month period ended September 30, 2019 as compared to $8.02 billion during the first nine months of 2018. The net increase was primarily attributable to: (i) a $414 million or 5.3% increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods, and; (ii) $50 million of other combined net increases due primarily to the revenues generated at 25 behavioral health facilities located in the U.K. acquired during the third quarter of 2018 in connection with our acquisition of The Danshell Group, and an increase in provider tax assessments which had no impact on net income attributable to UHS as reflected above since the amounts offset between net revenues and other operating expenses.

Income before income taxes (before deduction for income attributable to noncontrolling interests) decreased $82 million to $745 million during the nine-month period ended September 30, 2019 as compared to $827 million during the comparable period of 2018. The $82 million net decrease was due to:

•

a decrease of $98 million resulting from a provision for asset impairment recorded during the third quarter of 2019, as discussed below in Other Operating Results - Provision for Asset Impairment-Foundations Recovery Network;

•

a net increase of $59 million due to a favorable change in the pre-tax increases recorded during each of the nine-month periods ended September 30, 2019 and 2018 to the reserve established in connection with the civil aspects of the government’s investigation of certain of our behavioral health care facilities ($11 million pre-tax reserve increase recorded during the first nine months of 2019 as compared to a $70 million pre-tax reserve increase recorded during the first nine months of 2018), see Item 1 - Legal Proceedings for additional disclosure;

•

a net decrease of $33 million due to a decrease in Other income/expense, net, due primarily to: (i) a $31 million unfavorable change in the market value of shares of certain marketable securities held for investment and classified as available for sale (a pre-tax unrealized loss of $13 million incurred during the first nine months of 2019 as compared to a pre-tax unrealized gain of $18 million recorded during the first nine months of 2018), and; (ii) $2 million of other combined net unfavorable changes consisting primarily of a $3 million decrease in gains on asset disposals;

•	an increase of $15 million at our acute care facilities as discussed below in Acute Care Hospital Services
•

an increase of $12 million at our behavioral health care facilities, as discussed below in Behavioral Health Services (excluding the impact of the above-mentioned $98 million provision for asset impairment recorded during the third quarter of 2019 in connection with Foundations Recovery Network, LLC);

•	a decrease of $8 million due to an increase in interest expense, as discussed below in Other Operating Results-Interest Expense, and;
•	$29 million of other combined net decreases.

Net income attributable to UHS decreased $52 million to $570 million during the nine-month period ended September 30, 2019 as compared to $622 million during the comparable prior year period. This increase was attributable to:

•	an $82 million decrease in income before income taxes, as discussed above;
•	an increase of $3 million due to a decrease in income attributable to noncontrolling interests, and;
•

an increase of $27 million resulting from a decrease in the provision for income taxes due primarily to: (i) the income tax benefit recorded in connection with the $85 million decrease in pre-tax income; (ii) a decrease of $11 million resulting from our adoption of ASU 2016-09 which decreased our provision for income taxes by approximately $12 million during the first nine months of 2019, as compared to a decrease of approximately $1 million during the first nine months of 2018, partially offset by; (iii) a $6 million increase in the provision for income taxes recorded during the nine-month ended September 30, 2019 (recorded during the third quarter of 2019) resulting from the net estimated federal and state income taxes due on the portion of the reserve established in connection with the civil aspects of the government’s investigation of certain of our behavioral health care facilities that is estimated to be non-deductible for income tax purposes (see additional disclosure below in Other Operating Results-Provision for Income Taxes and Effective Tax Rates)

Acute Care Hospital Services

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

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussion below for the three and nine-month periods ended September 30, 2019 and 2018 (dollar amounts in thousands):

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,502,383	100.0%	$1,375,116	100.0%	$4,491,738	100.0%	$4,173,618	100.0%
Operating charges:
Salaries, wages and benefits	652,804	43.5%	596,903	43.4%	1,894,713	42.2%	1,762,797	42.2%
Other operating expenses	343,845	22.9%	312,383	22.7%	1,015,237	22.6%	929,224	22.3%
Supplies expense	263,198	17.5%	235,272	17.1%	776,231	17.3%	718,543	17.2%
Depreciation and amortization	76,028	5.1%	68,647	5.0%	225,624	5.0%	207,962	5.0%
Lease and rental expense	16,168	1.1%	14,052	1.0%	45,078	1.0%	43,043	1.0%
Subtotal-operating expenses	1,352,043	90.0%	1,227,257	89.2%	3,956,883	88.1%	3,661,569	87.7%
Income from operations	150,340	10.0%	147,859	10.8%	534,855	11.9%	512,049	12.3%
Interest expense, net	305	0.0%	382	0.0%	828	0.0%	1,344	0.0%
Other (income) expense, net	13	0.0%	-	—	(32)	(0.0)%	(2,498)	(0.1)%
Income before income taxes	$150,022	10.0%	$147,477	10.7%	$534,059	11.9%	$513,203	12.3%

Three-month periods ended September 30, 2019 and 2018:

During the three-month period ended September 30, 2019, as compared to the comparable prior year quarter, net revenues from our acute care hospital services, on a same facility basis, increased $127 million or 9.3%. Income before income taxes (and before income attributable to noncontrolling interests) increased $3 million, or 2%, amounting to $150 million or 10.0% of net revenues during the third quarter of 2019 as compared to $147 million or 10.7% of net revenues during the third quarter of 2018. Despite the increased net revenues experienced at our acute care hospitals during the third quarter of 2019, as compared to the comparable quarter of 2018, the income before income taxes generated at these facilities increased only slightly due to disproportionate increases to salaries, wages and benefits and certain other operating expenses associated with providing services to an increased volume of patients.

During the three-month period ended September 30, 2019, net revenue per adjusted admission increased 1.6% while net revenue per adjusted patient day increased 2.0%, as compared to the comparable quarter of 2018. During the three-month period ended September 30, 2019, as compared to the comparable prior year quarter, inpatient admissions to our acute care hospitals increased 6.6% and adjusted admissions (adjusted for outpatient activity) increased 7.4%. Patient days at these facilities increased 6.2% and adjusted patient days increased 7.0% during the three-month period ended September 30, 2019 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.5 days during each of the three-month periods ended September 30, 2019 and 2018. The occupancy rate, based on the average available beds at these facilities, was 63% and 61% during the three-month periods ended September 30, 2019 and 2018, respectively.

Nine-month periods ended September 30, 2019 and 2018:

During the nine-month period ended September 30, 2019, as compared to the comparable prior year period, net revenues from our acute care hospital services, on a same facility basis, increased $318 million or 7.6%. Income before income taxes (and before income attributable to noncontrolling interests) increased $21 million, or 4%, amounting to $534 million or 11.9% of net revenues during the first nine months 2019 as compared to $513 million or 12.3% of net revenues during the comparable period of 2018.

During the nine-month period ended September 30, 2019, net revenue per adjusted admission increased 1.5% while net revenue per adjusted patient day increased 1.7%, as compared to the comparable period of 2018. During the nine-month period ended September 30, 2019, as compared to the comparable prior year period, inpatient admissions to our acute care hospitals increased 5.7% and adjusted admissions (adjusted for outpatient activity) increased 5.8%. Patient days at these facilities increased 5.4% and adjusted patient days increased 5.5% during the nine-month period ended September 30, 2019 as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 4.5 days and 4.6 days during the nine-month periods ended September 30, 2019 and 2018, respectively. The occupancy rate, based on the average available beds at these facilities, was 64% and 63% during the nine-month periods ended September 30, 2019 and 2018, respectively.

All Acute Care Hospitals

The following table summarizes the results of operations for all our acute care operations during the three and nine-month periods ended September 30, 2019 and 2018. These amounts include: (i) our acute care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including, if applicable, the results of recently acquired/opened ancillary businesses. Dollar amounts below are reflected in thousands.

	Three months ended September 30, 2019		Three months ended September 30, 2018		Nine months ended September 30, 2019		Nine months ended September 30, 2018
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,528,535	100.0%	$1,383,050	100.0%	$4,575,088	100.0%	$4,232,673	100.0%
Operating charges:
Salaries, wages and benefits	653,792	42.8%	596,932	43.2%	1,897,144	41.5%	1,762,826	41.6%
Other operating expenses	370,325	24.2%	320,317	23.2%	1,099,625	24.0%	988,279	23.3%
Supplies expense	263,462	17.2%	235,272	17.0%	777,309	17.0%	718,543	17.0%
Depreciation and amortization	76,318	5.0%	68,647	5.0%	226,489	5.0%	207,962	4.9%
Lease and rental expense	16,235	1.1%	14,052	1.0%	45,270	1.0%	43,043	1.0%
Subtotal-operating expenses	1,380,132	90.3%	1,235,220	89.3%	4,045,837	88.4%	3,720,653	87.9%
Income from operations	148,403	9.7%	147,830	10.7%	529,251	11.6%	512,020	12.1%
Interest expense, net	305	0.0%	382	0.0%	828	0.0%	1,344	0.0%
Other (income) expense, net	13	0.0%	0	—	(32)	(0.0)%	(2,498)	(0.1)%
Income before income taxes	$148,085	9.7%	$147,448	10.7%	$528,455	11.6%	$513,174	12.1%

Three-month periods ended September 30, 2019 and 2018:

During the three-month period ended September 30, 2019, as compared to the comparable prior year quarter, net revenues from our acute care hospital services increased $145 million or 10.5% to $1.53 billion as compared to $1.38 billion due to: (i) a $127 million, or 9.3%, increase same facility revenues, as discussed above, and; (ii) other combined net increase of $18 million due primarily to increased provider tax assessments incurred during the third quarter of 2019 as compared to the third quarter of 2018.

Income before income taxes increased $1 million, or less than 1%, to $148 million or 9.7% of net revenues during the third quarter of 2019 as compared to $147 million or 10.7% of net revenues during the third quarter of 2018. The $3 million increase in income before income taxes from our acute care hospital services, on a same facility basis, was partially offset by $2 million of other combined net unfavorable changes.

Nine-month periods ended September 30, 2019 and 2018:

During the nine-month period ended September 30, 2019, as compared to the comparable prior year period, net revenues from our acute care hospital services increased $342 million or 8.1% to $4.58 billion as compared to $4.23 billion due to: (i) a $318 million, or 7.6%, increase same facility revenues, as discussed above, and; (ii) other combined net increase of $24 million due primarily to increased provider tax assessments incurred during the first nine months of 2019 as compared to the comparable period of 2018.

Income before income taxes increased $15 million, or 3%, to $528 million or 11.6% of net revenues during the first nine months of 2019 as compared to $513 million or 12.1% of net revenues during the comparable period of 2018. The increase resulted primarily from the $21 million increase in income before income taxes from our acute care hospital services, on a same facility basis, as discussed above, partially offset by $5 million of other combined net unfavorable changes.

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

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the three and nine-month periods ended September 30, 2019 and 2018 (dollar amounts in thousands):

Same Facility—Behavioral Health

	Three months ended September 30, 2019		Three months ended September 30, 2018		Nine months ended September 30, 2019		Nine months ended September 30, 2018
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,256,549	100.0%	$1,230,406	100.0%	$3,770,023	100.0%	$3,673,717	100.0%
Operating charges:
Salaries, wages and benefits	679,995	54.1%	651,145	52.9%	2,000,128	53.1%	1,924,344	52.4%
Other operating expenses	238,637	19.0%	237,698	19.3%	707,624	18.8%	701,869	19.1%
Supplies expense	50,301	4.0%	49,291	4.0%	148,418	3.9%	146,842	4.0%
Depreciation and amortization	40,688	3.2%	39,134	3.2%	119,655	3.2%	113,606	3.1%
Lease and rental expense	11,202	0.9%	11,296	0.9%	33,125	0.9%	34,520	0.9%
Subtotal-operating expenses	1,020,823	81.2%	988,564	80.3%	3,008,950	79.8%	2,921,181	79.5%
Income from operations	235,726	18.8%	241,842	19.7%	761,073	20.2%	752,536	20.5%
Interest expense, net	359	0.0%	397	0.0%	1,103	0.0%	1,234	0.0%
Other (income) expense, net	1,058	0.1%	1,325	0.1%	1,058	0.0%	1,325	0.0%
Income before income taxes	$234,309	18.6%	$240,120	19.5%	$758,912	20.1%	$749,977	20.4%

Three-month periods ended September 30, 2019 and 2018:

On a same facility basis during the third quarter of 2019, as compared to the third quarter of 2018, net revenues generated from our behavioral health services increased $26 million, or 2.1%, to $1.26 billion from $1.23 billion. Income before income taxes decreased $6 million, or 2%, to $234 million or 18.6% of net revenues during the three-month period ended September 30, 2019, as compared to $240 million or 19.5% of net revenues during the comparable quarter of 2018.

During the three-month period ended September 30, 2019, net revenue per adjusted admission increased 2.0% and net revenue per adjusted patient day increased 2.2%, as compared to the comparable quarter of 2018. On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities increased 0.1% and 0.5%, respectively, during the three-month period ended September 30, 2019 as compared to the comparable quarter of 2018. Patient days were unchanged and adjusted patient days increased 0.4% during the three-month period ended September 30, 2019, respectively, as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 13.1 days and 13.2 days during the three-month periods ended September 30, 2019 and 2018, respectively. The occupancy rate, based on the average available beds at these facilities, was 75% and 76% during the three-month periods ended September 30, 2019 and 2018, respectively.

Although the average length of inpatient stay at these facilities was relatively flat during the third quarter of 2019, as compared to the third quarter of 2018, admission growth slowed, in part, due to labor shortages in selected geographies which reduced our ability to fully meet the demand of patients eligible for admission.

Nine-month periods ended September 30, 2019 and 2018:

On a same facility basis during the first nine months of 2019, as compared to the comparable period of 2018, net revenues generated from our behavioral health services increased $96 million, or 2.6%, to $3.77 billion from $3.67 billion. Income before income taxes increased $9 million, or 1%, to $759 million or 20.1% of net revenues during the nine-month period ended September 30, 2019, as compared to $750 million or 20.4% of net revenues during the comparable period of 2018.

During the nine-month period ended September 30, 2019, net revenue per adjusted admission increased 1.5% and net revenue per adjusted patient day increased 2.3%, as compared to the comparable period of 2018. On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities increased 1.2% and 1.3%, respectively, during the nine-month period ended September 30, 2019, as compared to the comparable period of 2018. Patient days and adjusted patient days increased 0.4% and 0.5% during the nine-month period ended September 30, 2019, as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 13.1 days and 13.2 days during the nine-month periods ended September 30, 2019 and 2018, respectively. The occupancy rate, based on the average available beds at these facilities, was 76% and 77% during the nine-month periods ended September 30, 2019 and 2018.

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care services during the three and nine-month periods ended September 30, 2019 and 2018. These amounts include: (i) our behavioral health care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes; (iii) a provision for asset impairment recorded during the third quarter of 2019 (included in other operating expenses) in connection with Foundations Recovery Network, LLC, and; (iv) certain other amounts including the results of facilities acquired or opened during the past year as well as the results of certain facilities that were closed or restructured during the past year. Dollar amounts below are reflected in thousands.

	Three months ended September 30, 2019		Three months ended September 30, 2018		Nine months ended September 30, 2019		Nine months ended September 30, 2018
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,291,816	100.0%	$1,262,472	100.0%	$3,898,440	100.0%	$3,774,551	100.0%
Operating charges:
Salaries, wages and benefits	690,084	53.4%	661,240	52.4%	2,049,731	52.6%	1,955,220	51.8%
Other operating expenses	363,328	28.1%	262,337	20.8%	891,250	22.9%	778,698	20.6%
Supplies expense	50,692	3.9%	49,958	4.0%	149,809	3.8%	148,965	3.9%
Depreciation and amortization	42,436	3.3%	40,718	3.2%	127,327	3.3%	118,948	3.2%
Lease and rental expense	11,822	0.9%	11,931	0.9%	35,185	0.9%	36,489	1.0%
Subtotal-operating expenses	1,158,362	89.7%	1,026,184	81.3%	3,253,302	83.5%	3,038,320	80.5%
Income from operations	133,454	10.3%	236,288	18.7%	645,138	16.5%	736,231	19.5%
Interest expense, net	359	0.0%	397	0.0%	1,103	0.0%	1,234	0.0%
Other (income) expense, net	(4,924)	(0.4)%	1,721	0.1%	(4,138)	(0.1)%	636	0.0%
Income before income taxes	$138,019	10.7%	$234,170	18.5%	$648,173	16.6%	$734,361	19.5%

Three-month periods ended September 30, 2019 and 2018:

During the three-month period ended September 30, 2019, as compared to the comparable prior year quarter, net revenues generated from our behavioral health services increased $29 million or 2.3% due to primarily to: (i) the above-mentioned $26 million or 2.1% increase in net revenues on a same facility basis, and; (ii) a $3 million other combined net increase.

Income before income taxes decreased $96 million, or 41%, to $138 million or 10.7% of net revenues during the third quarter of 2019 as compared to $234 million or 18.5% of net revenues during the third quarter of 2018. The decrease in income before income taxes at our behavioral health facilities was attributable to:

•	a $6 million decrease at our behavioral health facilities on a same facility basis, as discussed above;
•

a $98 million decrease from a provision for asset impairment recorded in connection with Foundations Recovery Network, LLC, which was acquired by us in 2015, as discussed below in Other Operating Results - Provision for Asset Impairment-Foundations Recovery Network, and;

•	$8 million of other combined net increases including a $6 million gain on asset disposal recorded during the third quarter of 2019.

Nine-month periods ended September 30, 2019 and 2018:

During the nine-month period ended September 30, 2019, as compared to the comparable prior year period, net revenues generated from our behavioral health services increased $124 million or 3.3% due to primarily to: (i) the above-mentioned $96 million or 2.6% increase in net revenues on a same facility basis, and; (ii) an $28 million other combined net increase due primarily to the revenues generated at 25 behavioral health facilities located in the U.K. acquired during the third quarter of 2018 in connection with our acquisition of The Danshell Group.

Income before income taxes decreased $86 million, or 12%, to $648 million or 16.6% of net revenues during the first nine months of 2019 as compared to $734 million or 19.5% of net revenues during the comparable period of 2018. The decrease in income before income taxes at our behavioral health facilities was attributable to:

•	a $9 million increase at our behavioral health facilities on a same facility basis, as discussed above;
•

a $98 million decrease from a provision for asset impairment recorded in connection with Foundations Recovery Network, LLC, which was acquired by us in 2015, as discussed below in Other Operating Results - Provision for Asset Impairment-Foundations Recovery Network, and;

•	$3 million of other combined net increases including a $6 million gain on asset disposal recorded during the third quarter of 2019.

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

In August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. Included in this law are the imposition of annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Committee, which was responsible for developing recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year.  The Bipartisan Budget Act of 2015, enacted on November 2, 2015, and the Bipartisan Budget Act of 2019, enacted on August 2, 2019, continued the 2% reductions to Medicare reimbursement imposed under the 2011 Act through 2029.

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

In December, 2018, the U.S. District Court for the District of Columbia ruled that the U.S. Department of Health and Human Services (“HHS”) did not have statutory authority to implement the 2018 Medicare OPPS rate reduction related to hospitals that qualify for drug discounts under the federal 340B Drug Discount Program and granted a permanent injunction against the payment reduction. In May, 2019, the U.S. District Court for the District of Columbia directed CMS to determine a remedy as well as provide a status report on this remedy by early August, 2019 for this Medicare OPPS payment matter. However, recognizing both the complexity of the OPPS payment system as well as its budget neutral rate setting system, the Court refrained from imposing a remedy.  Instead the Judge in the case called for additional briefing from the Plaintiffs and Defendants on the proper scope and implementation for relief.  The case has been appealed by HHS.  In the 2020 OPPS final rule, CMS retained the rate reduction in dispute, but indicated their intent to potentially use the results of a future 340B hospital survey to collect drug acquisition cost data for CY 2018 and 2019 when crafting a remedy. In the event this 340B hospital survey data is not used to devise a remedy, CMS also indicated that it intends to consider the public input to inform of the steps they would take to propose a remedy for CY 2018 and 2019 in the CY 2021 rulemaking. We are unable to predict the ultimate outcome of any appeal and the type of relief that may be ordered by the Courts. We estimate that the CMS 2018 change in the 340B payment policy increased our 2018 Medicare OPPS payments by approximately $8 million, which has been fully reserved in our results of operations for the year, and estimate that a comparable amount was scheduled to be earned during 2019.

In November, 2019, CMS published its OPPS final rule for 2020. The hospital market basket increase is 3.0%. The Medicare statute requires a productivity adjustment reduction of 0.4% to the 2020 OPPS market basket resulting in a 2020 update to OPPS payment rates by 2.6%. When other statutorily required adjustments and hospital patient service mix are considered, we estimate that our overall Medicare OPPS update for 2020 will aggregate to a net increase of 2.7% which includes a 7.7% increase to behavioral health division partial hospitalization rates. When the behavioral health division’s partial hospitalization rate impact is excluded, we estimate that our Medicare 2020 OPPS payments will result in a 1.9% increase in payment levels for our acute care division, as compared to 2019.  For CY 2020, CMS will use the FY 2020 hospital IPPS post-reclassified wage index for urban and rural areas as the wage index for the OPPS to determine the wage adjustments for both the OPPS payment rate and the copayment standardized amount.

In the 2020 Medicare OPPS proposed rule, CMS indicated its intent to implement certain Price Transparency rules as required by the June 24, 2019 Presidential Executive Order related to Improving Price and Quality Transparency in American Healthcare to Put Patients First.  CMS proposed that (1) hospitals make public their standard changes (both gross charges and payer-specific negotiated charges) for all items and services online in a machine-readable format, and; (2) requirements for hospitals to make public standard charge data for a limited set of “shoppable services” the hospital provides in a form and manner that is more consumer friendly. In the 2020 OPPS final rule, CMS indicated that it had received numerous comments on its proposed requirements, and that it intends to summarize and respond to public comments on the proposed policies in a forthcoming final rule.

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

We receive revenues from various state and county based programs, including Medicaid in all the states in which we operate (we receive Medicaid revenues in excess of $100 million annually from each of California, Texas, Nevada, Washington, D.C., Pennsylvania and Illinois); CMS-approved Medicaid supplemental programs in certain states including Texas, Mississippi, Illinois, Oklahoma, Nevada, Arkansas, California and Indiana, and; state Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

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

Included in these Provider Tax programs are reimbursements received in connection with the Texas Uncompensated Care/Upper Payment Limit program (“UC/UPL”) and Texas Delivery System Reform Incentive Payments program (“DSRIP”).  Additional disclosure related to the Texas UC/UPL and DSRIP programs is provided below.

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

On December 21, 2017, CMS approved the 1115 Waiver for the period January 1, 2018 to September 30, 2022. The Waiver continued to include UC and DSRIP payment pools with modifications and new state specific reporting deadlines that if not met by THHSC will result in material decreases in the size of the UC and DSRIP pools.  For UC during the initial two years of this renewal, the UC program will remain relatively the same in size and allocation methodology.  For year three of this waiver renewal, FFY 2020, and through FFY 2022, the size and distribution of the UC pool will be determined based on charity care costs reported to HHSC in accordance with Medicare cost report Worksheet S-10 principles.  In September 2019, CMS approved the annual UC pool size in the amount of $3.9 billion for demonstration years (“DYs”) 9, 10 and 11 (October 1, 2019 to September 30, 2022). We estimate the impact on of these UC program changes could result in a 5% to 10% increase to UC payments in DYs 9 to 11 as compared to our DY 8 UC payments.

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

Texas Delivery System Reform Incentive Payments:

In addition, the Texas Medicaid Section 1115 Waiver includes a DSRIP pool to incentivize hospitals and other providers to transform their service delivery practices to improve quality, health status, patient experience, coordination, and cost-effectiveness. DSRIP pool payments are incentive payments to hospitals and other providers that develop programs or strategies to enhance access to health care, increase the quality of care, the cost-effectiveness of care provided and the health of the patients and families served. In May, 2014, CMS formally approved specific DSRIP projects for certain of our hospitals for demonstration years 3 to 5 (our facilities did not materially participate in the DSRIP pool during demonstration years 1 or 2). DSRIP payments are contingent on the hospital meeting certain pre-determined milestones, metrics and clinical outcomes. Additionally, DSRIP payments are contingent on a governmental entity providing an IGT for the non-federal share component of the DSRIP payment. THHSC generally approves DSRIP reported metrics, milestones and clinical outcomes on a semi-annual basis in June and December.  Under the CMS approval noted above, the Waiver renewal requires the transition of the DSRIP program to one focused on "health system performance measurement and improvement." THHSC must submit a transition plan describing "how it will further develop its delivery system reforms without DSRIP funding and/or phase out DSRIP funded activities and meet mutually agreeable milestones to demonstrate its ongoing progress."  The size of the DSRIP pool will remain unchanged for the initial two years of the waiver renewal with unspecified decreases in years three and four of the renewal, FFY 2020 and 2021, respectively.  In FFY 2022, DSRIP funding under the waiver is eliminated. For FFY 2020 and 2021, we estimate these changes will result in a $3 million and $4 million decrease in DSRIP payments, respectively.  For FFY 2022, we will no longer receive DSRIP funds due to the elimination of this funding source by CMS in the Waiver renewal. In September 2019, HHSC submitted a DSRIP Transition Plan to CMS as required by the 1115 Waiver Special Terms and Conditions #37 that outlines a transition from the current DSRIP program to a Value-Based Purchasing (“VBP”) type payment model. The draft plan will be finalized with CMS by March 31, 2020.  The effective date of the new VBP payment model (if approved by CMS) is not yet known. Similarly, details of the VBP model are still under development.  As a result, we are unable to estimate the financial impact of this payment change.

Summary of Amounts Related To The Above-Mentioned Various State Medicaid Supplemental Payment Programs:

The following table summarizes the revenues, Provider Taxes and net benefit related to each of the above-mentioned Medicaid supplemental programs for the three and nine-month periods ended September 30, 2019 and 2018. The Provider Taxes are recorded in other operating expenses on the Condensed Consolidated Statements of Income as included herein.

	(amounts in millions)
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Texas UC/UPL:
Revenues	$41	$39	$94	$83
Provider Taxes	(13)	(12)	(35)	(29)
Net benefit	$28	$27	$59	$54

Texas DSRIP:
Revenues	$0	$0	$23	$13
Provider Taxes	2	0	(8)	(5)
Net benefit	$2	$0	$15	$8

Various other state programs:
Revenues	$76	$53	$202	$165
Provider Taxes	(35)	(16)	(103)	(86)
Net benefit	$41	$37	$99	$79

Total all Provider Tax programs:
Revenues	$117	$92	$319	$261
Provider Taxes	(46)	(28)	(146)	(120)
Net benefit	$71	$64	$173	$141

Included in the Texas UC/UPL amounts reflected above for the three and nine-month periods ended September 30, 2019, was approximately $12 million received during the third quarter of 2019 (approximately $3 million of which relates to prior years). We estimate that our aggregate net benefit from the Texas and various other state Medicaid supplemental payment programs will approximate $225 million (net of Provider Taxes of $193 million) during the year ending December 31, 2019. This estimate is based upon various terms and conditions that are out of our control including, but not limited to, the states’/CMS’s continued approval of the programs and the applicable hospital district or county making IGTs consistent with 2018 levels. Future changes to these terms and conditions could materially reduce our net benefit derived from the programs which could have a material adverse impact on our future consolidated results of operations.  In addition, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our future consolidated results of operations.

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

In connection with these DSH programs, included in our financial results (including our behavioral health care facilities located in Texas) was an aggregate of approximately $12 million and $9 million during the three-month periods ended September 30, 2019 and 2018, respectfully, and $40 million and $28 million during the nine-month periods ended September 30, 2019 and 2018, respectively.  We expect the aggregate reimbursements to our hospitals pursuant to the Texas and South Carolina 2019 fiscal year programs to be approximately $48 million.

The ACA and subsequent federal legislation provides for a significant reduction in Medicaid disproportionate share payments in federal fiscal year 2020 (see below in Sources of Revenues and Health Care Reform-Medicaid Revisions for additional disclosure). The U.S. Department of Health and Human Services is to determine the amount of Medicaid DSH payment cuts imposed on each state based on a defined methodology. As Medicaid DSH payments to states will be cut, consequently, payments to Medicaid-participating providers, including our hospitals in Texas and South Carolina, will be reduced in the coming years. Based on the CMS final rule published in September, 2019, Medicaid DSH payments in South Carolina and Texas could be reduced by approximately 32% and 23%, respectively, from projected 2019 DSH payment levels beginning in FFY 2020.

Our behavioral health care facilities in Texas have been receiving Medicaid DSH payments since FFY 2016.  As with all Medicaid DSH payments, hospitals are subject to state audits that typically occur up to three years after their receipt. DSH payments are subject to a federal Hospital Specific Limit (“HSL”) and are not fully known until the DSH audit results are concluded.  In general, freestanding psychiatric hospitals tend to provide significantly less charity care than acute care hospitals and therefore are at more risk for retroactive recoupment of prior year DSH payments in excess of their respective HSL.  In light of the retroactive HSL audit risk for freestanding psychiatric hospitals, we have established DSH reserves for our facilities that have been receiving funds since FFY 2016. These DSH reserves are also impacted by the resolution of federal DSH litigation related to Children’s Hospital Association of Texas v. Azar (“CHAT”), No. 17-cv-844 (D.D.C. March 2, 2018), appeal docketed, No. 18-5135 (D.C. Cir. May 9, 2018) where the calculation of HSL was being challenged. In August, 2019, DC Circuit Court of Appeals issued a unanimous decision in CHAT and reversed the judgment of the district court in favor of CMS and ordered that CMS’s “2017 Rule” (regarding Medicaid DSH Payments—Treatment of Third Party Payers in Calculating Uncompensated Care Costs) be reinstated. CMS has not issued any additional guidance post the ruling and it is unclear if the plaintiffs in the case will appeal the decision to the Supreme Court of the United States. Separate legal challenges on this same issue are pending in circuit courts in the Fifth, Sixth, and Eighth Circuits which may impact CMS’s guidance on the 2017 Rule regarding the federal HSL. Including $5 million of UC reimbursements received in September, 2019, which are also potentially subject to the CHAT litigation, the cumulative Medicaid DSH and UC reimbursements related to our behavioral health hospitals located in Texas, that have been reserved for in our financial statements, amounted to $28 million and $14 million as of September 30, 2019 and 2018, respectively.

Nevada SPA:

In Nevada, CMS approved a state plan amendment (“SPA”) in August, 2014 that implemented a hospital supplemental payment program retroactive to January 1, 2014. This SPA has been approved for additional state fiscal years including the 2020 fiscal year covering the period of July 1, 2019 through June 30, 2020.

In connection with this program, included in our financial results was approximately $7 million during each of the three-month periods ended September 30, 2019 and 2018, respectively, and $21 million and $19 million during the nine-month periods ended September 30, 2019 and 2018, respectively. We estimate that our reimbursements pursuant to this program will approximate $28 million during the year ended December 31, 2019.

California SPA:

In California, CMS issued formal approval of the 2017-19 Hospital Fee Program in December, 2017 retroactive to January 1, 2017 through June 30, 2019. This approval included the Medicaid inpatient and outpatient fee-for-service supplemental payments and the overall provider tax structure but did not yet include the approval of the managed care payment component. Upon approval by CMS, the managed care payment component will consist of two categories of payments, “pass-through” payments and “directed” payments. The pass-through payments will be similar in nature to the prior Hospital Fee Program payment method whereas the directed payment method will be based on actual concurrent hospital Medicaid managed care in-network patient volume. CMS has approved the “directed” payment component methodology for the period of July 1, 2017 through June 30, 2019. The timing of CMS’s approval of the “pass through” component is uncertain.  In September, 2019, the state submitted a request to renew the Hospital Fee Program for the period July 1, 2019 to December 31, 2021. The timing of CMS’s approval of this new program is uncertain. In connection with the existing program, included in our financial results was approximately $15 million and $17 million during the three-month periods ended September 30, 2019 and 2018, respectively, and $23 million ($7 million relates to prior years) and $22 million ($7 million related to prior years) during the nine-month periods ended September 30, 2019 and 2018, respectively. We estimate that our reimbursements pursuant to this program will approximate $29 million during the year ended December 31, 2019. The aggregate impact of the California supplemental payment program, as outlined above, is included in the above State Medicaid Supplemental Payment Program table.

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
•

The ACA (as amended by subsequent federal legislation) requires annual aggregate reductions in federal DSH funding from federal fiscal year (“FFY”) 2020 through FFY 2025. The aggregate annual reduction amounts are $4.0 billion for FFY 2020 and $8.0 billion for FFY 2021 through FFY 2025.  In September, 2019, federal legislation was enacted which delays the reduction in the Medicaid DSH allotment through November 21, 2019.

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

Other Operating Results

Interest Expense:

As reflected on the schedule below, interest expense was $41 million and $40 million during the three-month periods ended September 30, 2019 and 2018, respectively, and $124 million and $115 million during the nine-month periods ended September 30, 2019 and 2018, respectively (amounts in thousands):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Revolving credit & demand notes (a.)	$813	$3,880	$2,403	$10,362
$300 million, 3.75% Senior Notes due 2019 (b.)	-	2,812	-	8,437
$700 million, 4.75% Senior Notes due 2022, net (c.)	8,069	8,070	24,209	24,210
$400 million, 5.00% Senior Notes due 2026 (d.)	5,000	5,000	15,000	15,000
Term loan facility A (a.)	18,258	15,847	56,827	44,736
Term loan facility B (a.)	5,080	-	15,720	-
Accounts receivable securitization program (e.)	3,226	3,502	9,877	9,379
Subtotal-revolving credit, demand notes, Senior Notes, term loan facility and accounts receivable securitization program	40,446	39,111	124,036	112,124
Interest rate swap income, net	-	(1,968)	(3,400)	(4,203)
Amortization of financing fees	1,282	2,242	3,838	6,729
Other combined interest expense	660	782	1,964	2,696
Capitalized interest on major projects	(876)	(625)	(2,481)	(1,579)
Interest income	(65)	(36)	(383)	(685)
Interest expense, net	$41,447	$39,506	$123,574	$115,082

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

As of September 30, 2019, we had: (i) $1.963 billion of borrowings outstanding under the term loan A facility; (ii) $496.3 million of borrowings outstanding under the term loan B facility, and; (iii) no outstanding borrowings under the $1 billion revolving credit facility.

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

(e.)

In April, 2018, we amended our accounts receivable securitization program, which was scheduled to expire in December, 2018.  Pursuant to the amendment, the term has been extended through April 26, 2021, and the borrowing limit has been increased to $450 million from $440 million ($365 million outstanding as of September 30, 2019).

Interest expense increased $2 million during the three-month period ended September 30, 2019, as compared to the comparable period of 2018, due primarily to: (i) a net $1 million increase in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facility and accounts receivable securitization program resulting from an increase in our aggregate average cost of borrowings pursuant to these facilities (4.0% during the three months ended September 30, 2019 as compared to 3.9% in the comparable quarter of 2018), as well as an increase in the aggregate average outstanding borrowings ($4.01 billion during the three months ended September 30, 2019 as compared to $3.98 billion in the comparable 2018 quarter); (ii) $1 million of other combined increases in interest expense consisting primarily of a $2 million unfavorable change in interest rate swap income, partially offset by a $1 million decrease in amortization of financing fees. The average effective interest rate on these facilities, including amortization of deferred financing costs and original issue discounts and designated interest rate swap expense was 4.1% and 3.9% during the three-month periods ended September 30, 2019 and 2018, respectively.

Interest expense increased $8 million during the nine-month period ended September 30, 2019, as compared to the comparable period of 2018, due primarily to: (i) a net $12 million increase in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facility and accounts receivable securitization program resulting from an increase in our aggregate average cost of borrowings pursuant to these facilities (4.1% during the nine months ended September 30, 2019 as compared to 3.7% in the comparable period of 2018), as well as an increase in the aggregate average outstanding borrowings ($4.01 billion during the nine months ended September 30, 2019 as compared to $3.97 billion in the comparable 2018 period), partially offset by; (ii) $3 million of other combined decreases in interest expense consisting primarily of a $1 million decrease in interest rate swap income, $3 million decrease in amortization of financing fees and a $1 million decrease in other interest expenses.  The average effective interest rate on these facilities, including amortization of deferred financing costs and original issue discounts and designated interest rate swap expense was 4.1% and 3.8% during the nine-month periods ended September 30, 2019 and 2018, respectively.

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three and nine-month periods ended September 30, 2019 and 2018 (dollar amounts in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Provision for income taxes	$37,205	$54,186	$165,646	$192,814
Income before income taxes	138,075	229,067	745,179	827,075
Effective tax rate	26.9%	23.7%	22.2%	23.3%

The provision for income taxes decreased $17 million during the three-month period ended September 30, 2019, as compared to the comparable quarter of 2018, due primarily to: (i) a decrease resulting from the tax benefit recorded on the $92 million decrease in pre-tax income during the third quarter of 2019, as compared to the comparable quarter of 2018, as discussed above in Results of Operations, which includes a $98 million aggregate provision for asset impairment recorded during the third quarter of 2019, as discussed below; (ii) a decrease of $2 million resulting from our adoption of ASU 2016-09 which decreased our provision for income taxes by approximately $2 million during the third quarter of 2019, partially offset by; (iii) a $6 million increase recorded during the third quarter of 2019 resulting from the net estimated federal and state income taxes due on the portion of the DOJ Reserve established in connection with the agreement in principle with the Department of Justice, Civil Division, that is estimated to be non-deductible for income tax purposes.

The provision for income taxes decreased $27 million during the nine-month period ended September 30, 2019, as compared to the comparable period of 2018, due primarily to: (i) a decrease resulting from the tax benefit recorded on the $82 million decrease in pre-tax income, as discussed above in Results of Operations, which includes a $98 million aggregate provision for asset impairment recorded during the third quarter of 2019, as discussed below; (ii) a decrease of $11 million resulting from our adoption of ASU 2016-09 which decreased our provision for income taxes by approximately $12 million during the first nine months of 2019, as compared to a decrease of approximately $1 million during the first nine months of 2018; (iii) a $4 million decrease resulting from a favorable adjustment recorded during the nine-month period ended September 30, 2019 (recorded during the second quarter of 2019) related to a change in state tax law, partially offset by; (iv) a $6 million increase recorded during the nine-month ended September 30, 2019 (recorded during the third quarter of 2019) resulting from the above-mentioned net estimated federal and state income taxes due on the portion of the DOJ Reserve that is estimated to be non-deductible for income tax purposes.

Provision for Asset Impairment-Foundations Recovery Network:

Our financial results for the three and nine-month periods ended September 30, 2019, include an aggregate pre-tax provision for asset impairment of $97.6 million recorded in connection with Foundations Recovery Network, L.L.C. (“Foundations”), which was acquired by us in 2015. This pre-tax provision for asset impairment includes: (i) a $74.9 million impairment provision to write-off the carrying value of the Foundations’ tradename intangible asset, and; (ii) a $22.7 million impairment provision to reduce the carrying value of real property assets of certain Foundations’ facilities.

This provision for asset impairment, which is included in other operating expenses in our consolidated statements of income for the three and nine-month periods ended September 30, 2019, was recorded after evaluation of the estimated fair value of the Foundations’ tradename as well as certain related real property assets. The provision for asset impairment was impacted by the following: (i) recent decisions made by management to cancel the opening of future planned de novo facilities; (ii) reductions in projected future patient volumes, revenues and cash flows based upon the operating trends and financial results experienced by existing facilities, and; (iii) competitive pressures experienced in certain markets.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $1.049 billion during the nine-month period ended September 30, 2019 and $949 million during the comparable period of 2018. The net increase of $100 million was primarily attributable to the following:

•

a favorable change of $69 million resulting from an increase in net income plus/minus depreciation and amortization expense, stock-based compensation, provision for asset impairment and net gains on sales of assets;

•	a favorable change of $37 million in accounts receivable, and;
•	$6 million of other combined net unfavorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the nine-month periods. The result is divided into the accounts receivable balance at September 30th of each year to obtain the DSO. Our DSO were 50 days and 53 days at September 30, 2019 and 2018, respectively.

Our accounts receivable as of September 30, 2019 and December 31, 2018 include amounts due from Illinois of approximately $29 million and $32 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $13 million as of September 30, 2019 and $18 million as of December 31, 2018, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. Although the accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due to us from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

Net cash used in investing activities

During the first nine months of 2019, we used $413 million of net cash in investing activities as follows:

•	$480 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;

•	$90 million received in connection with net cash inflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates;

•	$18 million spent on the purchase and implementation of information technology applications;

•	$12 million spent to fund investments in and advances to joint ventures and other, and;

•	$7 million of proceeds received from sales of assets or businesses.

During the first nine months of 2018, we used $629 million of net cash in investing activities as follows:

•	$521 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;

•

$108 million spent to acquire businesses and property consisting primarily of the acquisition of: (i) The Danshell Group, consisting of 25 behavioral health facilities located in the U.K. (acquired during the third quarter of 2018), and; (ii) a 109-bed behavioral health care facility located in Gulfport, Mississippi (acquired during the first quarter of 2018);

•	$25 million spent on the purchase and implementation of information technology applications;

•	$26 million received in connection with net cash inflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates;

•	$14 million spent to fund construction costs of a new behavioral health care facility which will be jointly owned by us and a third-party, and;

•	$13 million received in connection with the sale of a business and property including The Limes, an 18-bed facility located in the U.K.

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

Net cash used in financing activities

During the first nine months of 2019, we used $680 million of net cash in financing activities as follows:

•

spent $68 million on net repayments of debt as follows: (i) $37 million related to our term loan A facility; (ii) $25 million related to our accounts receivable securitization program; (iii) $4 million related to our term loan B facility, and; (iv) $2 million related to other debt facilities;

•	generated $15 million of proceeds related to new borrowings pursuant to a short-term, on-demand credit facility;
•

spent $588 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our $2.7 billion stock repurchase program ($542 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($46 million);

•	spent $12 million to pay profit distributions related to noncontrolling interests in majority owned businesses;
•	spent $36 million to pay quarterly cash dividends of $.20 per share in September, 2019 and $.10 per share in each of March and June, 2019, and;
•	generated $8 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

During the first nine months of 2018, we used $308 million of net cash in financing activities as follows:

•

spent $100 million on net repayments of debt as follows: (i) $67 million related to our term loan A facility; (ii) $31 million related to a short-term credit facility, and; (iii) $2 million related to other debt facilities;

•	generated $82 million of proceeds related to new borrowings pursuant to our revolving credit facility ($77 million) and accounts receivable securitization program ($5 million);
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

During the remaining nine months of 2019, we expect to spend approximately $195 million to $245 million on capital expenditures which includes expenditures for capital equipment, renovations and new projects at existing hospitals. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

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

As of September 30, 2019, we had no borrowings outstanding pursuant to our $1 billion revolving credit facility and we had $967 million of available borrowing capacity net of $12 million of outstanding letters of credit and $21 million of outstanding borrowings pursuant to a short-term credit facility.

Pursuant to the terms of the Sixth Amendment, the tranche A term loan, which had $1.963 billion of borrowings outstanding as of September 30, 2019, provides for eight installment payments of $12.5 million per quarter which commenced in March of 2019 and are scheduled to continue through December of 2020.  Thereafter, payments of $25 million per quarter are scheduled, commencing in March of 2021 until maturity in October of 2023, when all outstanding amounts will be due.

The tranche B term loan, which had $496 million of borrowings outstanding as of September 30, 2019, provides for installment payments of $1.25 million per quarter, which commenced on March 31, 2019 and are scheduled to continue until maturity in October of 2025, when all outstanding amounts will be due.

Borrowings under the Senior Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.375% to 0.625% for revolving credit and term loan A borrowings and 0.75% for tranche B borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.375% to 1.625% for revolving credit and term loan A borrowings and 1.75% for the tranche

B term loan. As of September 30, 2019, the applicable margins were 0.50% for ABR-based loans and 1.50% for LIBOR-based loans under the revolving credit and term loan A facilities.  The revolving credit facility includes a $125 million sub-limit for letters of credit. The Senior Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Senior Credit Agreement includes a material adverse change clause that must be represented at each draw. The Senior Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We are in compliance with all required covenants as of September 30, 2019 and December 31, 2018.

In late April, 2018, we entered into the sixth amendment to our accounts receivable securitization program (“Securitization”) dated as of October 27, 2010 with a group of conduit lenders, liquidity banks, and PNC Bank, National Association, as administrative agent, which provides for borrowings outstanding from time to time by certain of our subsidiaries in exchange for undivided security interests in their respective accounts receivable. The sixth amendment, among other things, extended the term of the Securitization program through April 26, 2021 and increased the borrowing capacity to $450 million (from $440 million previously). Although the program fee and certain other fees were adjusted in connection with the sixth amendment, substantially all other provisions of the Securitization program remained unchanged.  Pursuant to the terms of our Securitization program, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At September 30, 2019, we had $365 million of outstanding borrowings pursuant to the terms of the Securitization and $85 million of available borrowing capacity.

As of September 30, 2019, we had combined aggregate principal of $1.1 billion from the following senior secured notes:

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

At September 30, 2019, the carrying value and fair value of our debt were approximately $3.95 billion and $3.97 billion, respectively.  At December 31, 2018, the carrying value and fair value of our debt were each approximately $4.0 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was approximately 42% at September 30, 2019 and 43% at December 31, 2018.

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

Off-Balance Sheet Arrangements

During the three months ended September 30, 2019, there have been no material changes in the off-balance sheet arrangements consisting of standby letters of credit and surety bonds. Effective January 1, 2019, we adopted ASU 2016-02 which requires companies to, among other things, recognize lease assets and lease liabilities on the balance sheet. As a result of our adoption of ASU 2016-02, our consolidated balance sheet as of September 30, 2019 includes right of use assets-operating leases ($329.3 million) and operating lease liabilities ($55.1 million current and $274.2 million noncurrent).  Prior period financial statements were not adjusted for the effects of this new standard. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2018.

As of September 30, 2019 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $108 million consisting of: (i) $104 million related to our self-insurance programs, and; (ii) $4 million of other debt and public utility guarantees.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended September 30, 2019. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2018.

LIBOR Transition

In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee ("ARRC") which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

At September 30, 2019, our Senior Credit Agreement was indexed to LIBOR. We are monitoring and evaluating the related risks, which include interest on loans. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.

If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected.

While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

Item 4.   Controls and Procedures

As of September 30, 2019, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”).

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

There have been no other changes in our internal control over financial reporting or in other factors during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

We operate in a highly regulated and litigious industry which subjects us to various claims and lawsuits in the ordinary course of business as well as regulatory proceedings and government investigations. These claims or suits include claims for damages for personal injuries, medical malpractice, commercial/contractual disputes, wrongful restriction of, or interference with, physicians’ staff privileges, and employment related claims. In addition, health care companies are subject to investigations and/or actions by various state and federal governmental agencies or those bringing claims on their behalf. Government action has increased with respect to investigations and/or allegations against healthcare providers concerning possible violations of fraud and abuse and false claims statutes as well as compliance with clinical and operational regulations. Currently, and from time to time, we and some of our facilities are subjected to inquiries in the form of subpoenas, Civil Investigative Demands, audits and other document requests from various federal and state agencies. These inquiries can lead to notices and/or actions including repayment obligations from state and federal government agencies associated with potential non-compliance with laws and regulations. Further, the federal False Claims Act allows private individuals to bring lawsuits (qui tam actions) against healthcare providers that submit claims for payments to the government. Various states have also adopted similar statutes. When such a claim is filed, the government will investigate the matter and decide if they are going to intervene in the pending case. These qui tam lawsuits are placed under seal by the court to comply with the False Claims Act’s requirements. If the government chooses not to intervene, the private individual(s) can proceed independently on behalf of the government. Health care providers that are found to violate the False Claims Act may be subject to substantial monetary fines/penalties as well as face potential exclusion from participating in government health care programs or be required to comply with Corporate Integrity Agreements as a condition of a settlement of a False Claims Act matter. In September 2014, the Criminal Division of the Department of Justice (“DOJ”) announced that all qui tam cases will be shared with their Division to determine if a parallel criminal investigation should be opened. The DOJ has also announced an intention to pursue civil and criminal actions against individuals within a company as well as the corporate entity or entities. In addition, health care facilities are subject to monitoring by state and federal surveyors to ensure compliance with program Conditions of Participation. In the event a facility is found to be out of compliance with a Condition of Participation and unable to remedy the alleged deficiency(s), the facility faces termination from the Medicare and Medicaid programs or compliance with a System Improvement Agreement to remedy deficiencies and ensure compliance.

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

In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration (“AHCA”) subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the Medicare suspension remains in effect. In June 2017, AHCA advised that while they were maintaining the suspension for dual eligible and cross-over Medicare beneficiaries, the Medicaid payment suspension was lifted effective June 27, 2017. From inception through September 30, 2019, the aggregate funds withheld from us in connection with the River Point Behavioral Health payment suspension amounted to approximately $8.6 million. We anticipate a resolution of the payment suspension will be part of the overall settlement agreement(s) to be drafted and finalized.  Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during the nine-month period ended September 30, 2019 or the year ended December 31, 2018, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

The DOJ has advised us that the civil aspect of the coordinated investigation referenced above is a False Claims Act investigation focused on billings submitted to government payers in relation to services provided at those facilities. While there have been various matters raised by DOJ during the pendency of this investigation, DOJ Civil has advised that the focus of their investigation is on medical necessity issues and billing for services not eligible for payment due to non-compliance with regulatory requirements relating to, among other things, admission eligibility, discharge decisions, length of stay and patient care issues. It is our understanding that the DOJ Criminal Fraud Section was investigating similar issues prior to the closure of their investigation. UHS denies any fraudulent billings were submitted to government payers.

In July 2019, we reached an agreement in principle with the DOJ’s Civil Division, and on behalf of various states’ attorneys general offices, to resolve the civil aspects of the government’s investigation of our behavioral health care facilities for $127 million subject to requisite approvals and preparation and execution of definitive settlement and related agreements. We are also negotiating a corporate integrity agreement with the Office of Inspector General for the United States Department of Health and Human Services (“OIG”) which we expect will be part of the overall settlement of this matter.

In connection with this agreement in principle, during the nine-month period ended September 30, 2019, we recorded a pre-tax increase of approximately $11 million to the reserve established in connection with the civil aspects of these matters (“DOJ Reserve”), which includes related fees and costs due to or on behalf of third-parties. The aggregate pre-tax DOJ Reserve amounted to $134 million as of September 30, 2019 and $123 million as of December 31, 2018 (including $48 million and $70 million recorded during the three and nine-month periods ended September 30, 2018, respectively).

In late August, 2019, we received the initial draft of the settlement agreement from the DOJ’s Civil Division. Negotiations regarding the terms and conditions of the settlement agreement continue. Based upon the terms and provisions included in the draft settlement agreement, and related subsequent discussions, our financial statements for each of the three and nine-month periods ended September 30, 2019 include an unfavorable provision for income taxes of approximately $6 million resulting from the net estimated federal and state income taxes due on the portion of the pre-tax DOJ Reserve that is estimated to be non-deductible for income tax purposes.

Since the agreement in principle with the DOJ’s Civil Division is subject to certain required approvals and negotiation and execution of definitive settlement agreements, as well as negotiation and execution of a corporate integrity agreement with the OIG, we can provide no assurance that definitive agreements will ultimately be finalized. We therefore can provide no assurance that final amounts paid in settlement or otherwise, or associated costs, or the income tax deductibility of such payments, will not differ materially from our established reserve and assumptions related to income tax deductibility.

DOJ investigation of Turning Point Hospital.

During the fourth quarter of 2018, we were notified that the DOJ Civil Division in conjunction with the U.S. Attorney’s Office for the Northern District of Georgia and the Georgia Attorney General’s Office opened an investigation of Turning Point Hospital in Moultrie, GA.  The DOJ Civil Division has advised us that they are primarily investigating transportation and housing financial assistance provided to patients receiving treatment at the facility. The DOJ issued a civil investigative demand to the facility requesting various documents and other information. In September, 2019, we reached a settlement in principle of this matter pending negotiation, finalization and execution of definitive settlement agreements. As of September 30, 2019, our financial statements include an estimated reserve in connection with the potential settlement of this matter, which did not have material impact on our results of operations and financial condition.

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

Shareholder Class Action

In December 2016 a purported shareholder class action lawsuit was filed in U.S. District Court for the Central District of California against UHS and certain UHS officers alleging violations of the federal securities laws. The case was originally filed as Heed v. Universal Health Services, Inc. et. al. (Case No. 2:16-CV-09499-PSG-JC). The court subsequently appointed Teamsters Local 456 Pension Fund and Teamsters Local 456 Annuity Fund to serve as lead plaintiffs.  The case has been transferred to the U.S. District Court for the Eastern District of Pennsylvania and the style of the case has been changed to Teamsters Local 456 Pension Fund, et. al. v. Universal Health Services, Inc. et. al. (Case No. 2:17-CV-02817-LS). In September, 2017, Teamsters Local 456 Pension Fund filed an amended complaint. The amended class action complaint alleges violations of federal securities laws relating to disclosures made in public filings associated with alleged practices and operations at our behavioral health facilities.  Plaintiffs seek monetary damages for shareholders during the defined class period as a result of the decrease in share price following various public disclosures or reports. In December, 2017, we filed a motion to dismiss the amended complaint. In August, 2019, the court granted our motion to dismiss. Plaintiffs have filed a motion with the court seeking leave to file a second amended complaint. Should the court deny plaintiffs’ motion, we anticipate an appeal of the dismissal of the case. We deny liability and intend to defend ourselves vigorously. At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

Shareholder Derivative Cases

In March 2017, a shareholder derivative suit was filed by plaintiff David Heed in the Court of Common Pleas of Philadelphia County. A notice of removal to the United States District Court for the Eastern District of Pennsylvania was filed (Case No. 2:17-cv-01476-LS). Plaintiff filed a motion to remand. In December 2017, the Court denied plaintiff’s motion to remand and has retained the case in federal court. In May, June and July 2017, additional shareholder derivative suits were filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in those cases are: Central Laborers’ Pension Fund (Case No. 17-cv-02187-LS); Firemen’s Retirement System of St. Louis (Case No. 17—cv-02317-LS); Waterford Township Police & Fire Retirement System (Case No. 17-cv-02595-LS); and Amalgamated Bank Longview Funds (Case No. 17-cv-03404-LS). The Fireman’s Retirement System case has since been voluntarily dismissed. The federal court has consolidated all of the cases pending in the Eastern District of Pennsylvania and has appointed co-lead plaintiffs and co-lead counsel. Lead Plaintiffs have filed a consolidated, amended complaint. We have filed a motion to dismiss the amended complaint.  In addition, a shareholder derivative case was filed in Chancery Court in Delaware by the Delaware County Employees’ Retirement Fund (Case No. 2017-0475-JTL). In December 2017, the Chancery Court stayed this case pending resolution of other contemporaneous matters. Each of these cases have named certain current and former members of the Board of Directors individually and certain officers of Universal Health Services, Inc. as defendants.  UHS has also been named as a nominal defendant in these cases. The derivative cases make substantially similar allegations and claims as the shareholder class action relating to practices at our behavioral health facilities and board and corporate oversight of these facilities as well as claims relating to the stock trading by the individual defendants and company repurchase of shares during the relevant time period. The cases make claims of breaches of fiduciary duties by the named board members and officers; alleged violations of federal securities laws; and common law causes of action against the individual defendants including unjust enrichment, corporate waste, abuse of control, constructive fraud and gross mismanagement. The cases seek monetary damages allegedly incurred by the company; restitution and disgorgement of profits, benefits and other compensation from the individual defendants and various forms of equitable relief relating to corporate governance matters. In August, 2019, the court granted our motion to dismiss. Plaintiffs have filed a motion with the court seeking leave to file a second amended complaint. Should the court deny plaintiffs’ motion, we anticipate an appeal of the dismissal of the case.  The defendants deny liability and intend to defend these cases vigorously. At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with these matters.

Disproportionate Share Hospital Payment Matter:

In late September, 2015, many hospitals in Pennsylvania, including certain of our behavioral health care hospitals located in the state, received letters from the Pennsylvania Department of Human Services (the “Department”) demanding repayment of allegedly excess Medicaid Disproportionate Share Hospital payments (“DSH”), primarily consisting of managed care payments characterized as DSH payments, for the federal fiscal year (“FFY”) 2011 amounting to approximately $4 million in the aggregate. Since that time, certain of our behavioral health care hospitals in Pennsylvania have received similar requests for repayment for alleged DSH overpayments for FFYs 2012 through 2015. For FFY 2012, the claimed overpayment amounts to approximately $4 million. For FFY 2013, the claimed overpayments were initially approximately $7 million but have since been reduced to approximately $2 million due to a change in the Department’s calculations of the hospital specific DSH upper payment limit. For FFY 2014, the claimed overpayments were approximately $7 million and for FFY 2015, the claimed overpayments were approximately $5 million. We filed administrative appeals for all of our facilities contesting the recoupment efforts for FFYs 2011 through 2015 as we believe the Department’s calculation methodology is inaccurate and conflicts with applicable federal and state laws and regulations. The Department has agreed to postpone the recoupment of the state’s share of the DSH payments until all hospital appeals are resolved but started recoupment of the federal share. We understand that starting in FFY 2016, the first full fiscal year after the January 1, 2015 effective date of Medicaid expansion in Pennsylvania, the Department will no longer characterize managed care payments received by the hospitals as DSH payments. We can provide no assurance that we will ultimately be successful in our legal and administrative appeals related to the Department’s repayment demands.  If our legal and administrative appeals are unsuccessful, our future consolidated results of operations and financial condition could be adversely impacted by these repayments.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On July 25, 2019, our Board of Directors authorized a $1.0 billion increase to our stock repurchase program, which increased the aggregate authorization to $2.7 billion from the previous $1.7 billion authorization approved in various increments since 2014.   Pursuant to this program, which currently has an aggregate available repurchase authorization of $937.3 million, shares of our Class B Common Stock may be repurchased, from time to time as conditions allow, on the open market or in negotiated private transactions.  There is no expiration date for our stock repurchase program.

As reflected below, in conjunction with our previously approved stock repurchase programs, during the three-month period ended September 30, 2019, 550,564 shares ($79.5 million in the aggregate) were repurchased pursuant to the terms of our stock repurchase program and 92,076 shares were repurchased in connection with income tax withholding obligations resulting from the exercise of stock options and the vesting of restricted stock grants.

During the period of July 1, 2019 through September 30, 2019, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased (a.)	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid for shares purchased as part of publicly announced program (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands)
July, 2019	$1,000,000	73,380	1,713	$0.01	—	—	—	—	$1,016,790
August, 2019	—	517,628	3,765	$0.01	512,439	$144.33	$73,960	—	$942,830
September, 2019	—	51,632	2,736	$0.01	38,125	$145.00	$5,528	—	$937,302
Total July through September, 2019	$1,000,000	642,640	8,214	$0.01	550,564	$144.38	$79,488
(a.)	Includes 8,214 of restricted shares that were forfeited by former employees pursuant to the terms of our restricted stock purchase plan during the third quarter of 2019.

Dividends

During the quarter ended September 30, 2019, we declared and paid dividends of $.20 per share. On July 25, 2019, our Board of Directors authorized a $.10 per share increase in our quarterly cash dividend to $.20 per share, effective with the dividend for the third quarter of 2019.

Item 6.   Exhibits

(a) Exhibits:

11	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document –the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, has been formatted in Inline XBRL.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: November 8, 2019	/s/ Alan B. Miller
Alan B. Miller, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton, Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)