Form 10-K
period 2019-12-31
UNIVERSAL HEALTH SERVICES INC
filed 2020-02-26
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of voting stock held by non-affiliates at June 30, 2019 was $10.3 billion. (For the purpose of this calculation, it was assumed that Class A, Class C, and Class D Common Stock, which are not traded but are convertible share-for-share into Class B Common Stock, have the same market value as Class B Common Stock. Also, for purposes of this calculation only, all directors are deemed to be affiliates.)

The number of shares of the registrant’s Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, and Class D Common Stock, $.01 par value, outstanding as of January 31, 2020, were 6,577,100; 79,473,042; 661,688 and 18,411, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for our 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2019 (incorporated by reference under Part III).

UNIVERSAL HEALTH SERVICES, INC.

2019 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2019. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Annual Report.

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

As of February 26, 2020, we owned and/or operated 354 inpatient facilities and 42 outpatient and other facilities including the following located in 37 states, Washington, D.C., the United Kingdom and Puerto Rico:

Acute care facilities located in the U.S.:

•	26 inpatient acute care hospitals;
•	14 free-standing emergency departments, and;
•	6 outpatient centers & 1 surgical hospital.

Behavioral health care facilities (328 inpatient facilities and 21 outpatient facilities):

Located in the U.S.:

•	185 inpatient behavioral health care facilities, and;
•	19 outpatient behavioral health care facilities.

Located in the U.K.:

•	140 inpatient behavioral health care facilities, and;
•	2 outpatient behavioral health care facilities.

Located in Puerto Rico:

•	3 inpatient behavioral health care facilities.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 54% during 2019 and 53% during each of 2018 and 2017. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 46% of our consolidated net revenues during 2019 and 47% during each of 2018 and 2017.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $554 million in 2019, $505 million in 2018 and $429 million in 2017. Total assets at our U.K. behavioral health care facilities were approximately $1.270 billion as of December 31, 2019, $1.224 billion as of December 31, 2018 and $1.098 billion as of December 31, 2017.

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

In accordance with Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, we submitted our CEO’s certification to the New York Stock Exchange in 2019. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report on Form 10-K, are our CEO’s and CFO’s certifications regarding the quality of our public disclosures under Section 302 of the Sarbanes-Oxley Act of 2002.

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

	2019	2018	2017	2016	2015
Average Licensed Beds:
Acute Care Hospitals	6,379	6,232	6,127	5,934	5,832
Behavioral Health Centers	23,812	23,509	23,151	21,829	21,202
Average Available Beds (1):
Acute Care Hospitals	6,205	6,056	5,954	5,759	5,656
Behavioral Health Centers	23,711	23,425	23,068	21,744	21,116
Admissions:
Acute Care Hospitals	317,983	303,985	297,390	274,074	261,727
Behavioral Health Centers	488,367	482,658	467,822	456,052	447,007
Average Length of Stay (Days):
Acute Care Hospitals	4.6	4.5	4.4	4.6	4.7
Behavioral Health Centers	13.3	13.3	13.6	13.2	13.1
Patient Days (2):
Acute Care Hospitals (1)	1,451,847	1,376,988	1,312,265	1,251,511	1,218,969
Behavioral Health Centers	6,487,707	6,418,334	6,381,756	6,004,066	5,835,134
Occupancy Rate-Licensed Beds (3):
Acute Care Hospitals	62%	61%	59%	58%	57%
Behavioral Health Centers	75%	75%	76%	75%	75%
Occupancy Rate-Available Beds (3):
Acute Care Hospitals	64%	62%	60%	59%	59%
Behavioral Health Centers	75%	75%	76%	75%	76%

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

Self-Referral and Anti-Kickback Legislation

The Stark Law: The Social Security Act includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship, unless an exception is met. These types of referrals are known as “self-referrals.” Sanctions for violating the Stark Law include civil penalties up to $25,820 for each violation, and up to $172,137 for sham arrangements. There are a number of exceptions to the self-referral prohibition, including an exception for a physician’s ownership interest in an entire hospital as opposed to an ownership interest in a hospital department unit, service or subpart. However, federal laws and regulations now limit the ability of hospitals relying on this exception to expand aggregate physician ownership interest or to expand certain hospital facilities. This regulation also places a number of compliance requirements on physician-owned hospitals related to reporting of ownership interest. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements that adhere to certain enumerated requirements.

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

Anti-kickback Statute: A provision of the Social Security Act known as the “anti-kickback statute” prohibits healthcare providers and others from directly or indirectly soliciting, receiving, offering or paying money or other remuneration to other individuals and entities in return for using, referring, ordering, recommending or arranging for such referrals or orders of services or other items covered by a federal or state health care program. However, changes to the anti-kickback statute have reduced the intent required for violation; one is no longer required to have actual knowledge or specific intent to commit a violation of the anti-kickback statute in order to be found in violation of such law.

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

Although we believe that our arrangements with physicians and other referral sources have been structured to comply with current law and available interpretations, there can be no assurance that all arrangements comply with an available safe harbor or that regulatory authorities enforcing these laws will determine these financial arrangements do not violate the anti-kickback statute or other applicable laws. Violations of the anti-kickback statute may be punished by a criminal fine of up to $100,000 for each violation or imprisonment, however, under 18 U.S.C. Section 3571, this fine may be increased to $250,000 for individuals and $500,000 for organizations. Civil money penalties may include fines of up to $102,522 per violation and damages of up to three times the total amount of the remuneration and/or exclusion from participation in Medicare and Medicaid.

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

When a defendant is determined by a court of law to have violated the False Claims Act, the defendant may be liable for up to three times the actual damages sustained by the government, plus mandatory civil penalties of between $11,463 to $22,927 for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The Fraud Enforcement and Recovery Act of 2009 (“FERA”) amended and expanded the number of actions for which liability may attach under the False Claims Act, eliminating requirements that false claims be presented to federal officials or directly involve federal funds. FERA also clarifies that a false claim violation occurs upon the knowing retention, as well as the receipt, of overpayments. In addition, recent changes to the anti-kickback statute have made violations of that law punishable under the civil False Claims Act. Further, a number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit on behalf of the state in state court. The False Claims Act require that federal healthcare program overpayments be returned within 60 days from the date the overpayment was identified, or by the date any corresponding cost report was due, whichever is later. Failure to return an overpayment within this period may result in additional civil False Claims Act liability.

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

The federal government broadly interprets EMTALA to cover situations in which patients do not actually present to a hospital’s emergency room, but present for emergency examination or treatment to the hospital’s campus, generally, or to a hospital-based clinic that treats emergency medical conditions or are transported in a hospital-owned ambulance, subject to certain exceptions. EMTALA does not generally apply to patients admitted for inpatient services; however, CMS has sought industry comments on the potential applicability of EMTALA to hospital inpatients and the responsibilities of hospitals with specialized capabilities, respectively. CMS has not yet issued regulations or guidance in response to that request for comments. The government also has expressed its intent to investigate and enforce EMTALA violations actively in the future. We believe that we operate in substantial compliance with EMTALA.

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

Employees and Medical Staff

Our facilities located in the U.S. had approximately 80,800 employees as of December 31, 2019, of whom approximately 58,100 were employed full-time. In addition, our facilities located in the U.K. had approximately 9,600 employees as of December 31, 2019.  Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. In a number of our markets, physicians may have admitting privileges at other hospitals in addition to ours. Within our acute care division, approximately 270 physicians are employed by physician practice management subsidiaries of ours either directly or through contracts with affiliated group practices structured as 501A corporations. Members of the medical staffs of our hospitals also serve on the medical staffs of hospitals not owned by us and may terminate their affiliation with our hospitals at any time. In addition, within our behavioral health division, approximately 475 psychiatrists are employed by subsidiaries of ours either directly or through contracts with affiliated group practices structured as 501A corporations. Each of our hospitals is managed on a day-to-day basis by a managing director employed by a subsidiary of ours. In addition, a Board of Governors, including members of the hospital’s medical staff, governs the medical, professional and ethical practices at each hospital. We believe that our relations with our employees are satisfactory.

Approximately 1,800 of our employees at five of our hospitals are unionized. At Valley Hospital Medical Center, housekeeping and dietary employees are represented by the Culinary Workers and Bartenders Union, engineers are represented by the International Union of Operating Engineers and Registered Nurses are represented by the Service Employees International Union (“SEIU”). Engineers at Desert Springs Hospital are represented by the International Union of Operating Engineers and Registered Nurses and Technical employees are represented by the SEIU. At the Psychiatric Institute of Washington, clinical, clerical, support and maintenance employees are represented by the Communication Workers of America (AFL-CIO). Registered Nurses, Licensed Practical Nurses, certain technicians and therapists and some clerical employees at HRI Hospital in Boston are represented by the Service Employees International Union. At Brooke Glen Behavioral Hospital, unionized employees are represented by the Teamsters and the Northwestern Nurses Association/Pennsylvania Association of Staff Nurses and Allied Professionals.

On January 30, 2020, the National Labor Relations Board issued a decision regarding the 2017 withdrawals of recognition of the SEIU for three bargaining units at Valley Hospital Medical Center (registered nurses) and Desert Springs Hospital (registered nurses and Technical employees) located in Las Vegas, Nevada.  The National Labor Relations Board held that the evidence supporting the withdrawals was not sufficient. The Valley Hospital Medical Center and Desert Springs Hospital have chosen not to appeal this decision and have, instead, recognized the union and are resuming negotiations.

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

Relationship with Universal Health Realty Income Trust

At December 31, 2019, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities.  The advisory agreement was Amended and Restated effective January 1, 2019.  Among other things, the Amended and Restated Advisory Agreement (the “Agreement”) eliminated the 20% annual incentive fee clause which we were previously entitled to under certain conditions (the incentive fee requirements have never been achieved).  The advisory agreement was renewed by the Trust for 2020 at the same rate as the prior three years, providing for an advisory computation at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $4.0 million during 2019, $3.8 million during 2018 and $3.6 million during 2017.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust was $1.1 million and $1.4 million during 2019 and 2018, respectively, which are included in other income, net, on the accompanying consolidated statements of income for each year. Our pre-tax share of income from the Trust was $2.6 million during 2017, which is included in net revenues in the accompanying consolidated statements of income. Included in our share of the Trust’s income for 2017 was a gain realized by the Trust in connection with a divestiture of property that was completed during the first quarter of 2017, as well as gain recorded in connection with hurricane-related insurance proceeds. We received dividends from the Trust amounting to $2.1 million during each of 2019, 2018 and 2017.

The carrying value of our investment in the Trust was $6.4 million and $7.5 million at December 31, 2019 and 2018, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $92.4 million at December 31, 2019 and $48.3 million at December 31, 2018, based on the closing price of the Trust’s stock on the respective dates.

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

Total rent expense under the operating leases on the three hospital facilities with the Trust was $16.4 million during 2019 and $16.0 million during each of 2018 and 2017.  Pursuant to the terms of the three hospital leases with the Trust, we have the option to renew the leases at the lease terms described above by providing notice to the Trust at least 90 days prior to the termination of the then current term. We also have the right to purchase the respective leased hospitals at the end of the lease terms or any renewal terms at their appraised fair market value as well as purchase any or all of the three leased hospital properties at the appraised fair market value upon one month’s notice should a change of control of the Trust occur.  In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

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

During the third quarter of 2019, the Trust commenced construction on a new 75,000 rentable square feet MOB that will be located on the campus of Texoma Medical Center, a hospital that is owned and operated by one of our subsidiaries.  In connection with this MOB, a master flex lease has been executed between a wholly-owned subsidiary of ours and a Trust limited partnership that owns the MOB.  Pursuant to the terms of this master flex lease, our subsidiary will master lease approximately 50% of the rentable square feet of the MOB, which could be reduced during the term if certain conditions are met, for a ten-year term at an initial minimum annual rent of $644,000.

During the third quarter of 2019, a joint-venture agreement between us and a non-related third-party was finalized in connection with the development of a newly constructed behavioral health care facility located in Clive, Iowa.  Pursuant to the terms of the agreement, we hold a majority ownership interest in the venture and will act as manager of the facility when completed and opened.  This joint-venture also entered into an agreement with the Trust whereby a wholly-owned subsidiary of the Trust will construct the 108-bed behavioral health care hospital and, upon completion and issuance of the certificate of occupancy, the joint venture will lease the facility from the Trust pursuant to a 20-year, triple net lease with five, 10-year renewal options.  Construction of the approximately 80,000 square foot hospital, for which a wholly-owned subsidiary of ours will act as project manager for an aggregate fee of approximately $750,000, is expected to be completed in late 2020.  The approximate cost of the project is estimated at $37.5 million and the initial annual rent is estimated at approximately $2.7 million.

Executive Officers of the Registrant

The executive officers, whose terms will expire at such time as their successors are elected, are as follows:

Name and Age	Present Position with the Company
Alan B. Miller (82)	Chairman of the Board and Chief Executive Officer
Marc D. Miller (49)	President and Director
Steve G. Filton (62)	Executive Vice President, Chief Financial Officer and Secretary
Marvin G. Pember (66)	Executive Vice President, President of Acute Care Division
Matthew J. Peterson (50)	Executive Vice President, President of Behavioral Health Division

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

Mr. Peterson’s employment with us commenced in September, 2019 as Executive Vice President and President of our Behavioral Health Division.  He was formerly employed at UnitedHealth Group for 11 years serving in various capacities including Chief Operating Officer for OptumGovernment, a health services and technology company, as well as various other Senior Vice President/Vice President roles.  In addition to his civilian business career, Mr. Peterson has served for nearly 30 years as a member of the United States Military, currently a Colonel and hospital/healthcare administrator in the Air National Guard.

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

Texas: We own 7 inpatient acute care hospitals and 22 inpatient behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 16% of our consolidated net revenues during each of 2019 and 2018 and 15% in 2017.  On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 14% in 2019, 12% in 2018 and 11% in 2017, of our income from operations after net income attributable to noncontrolling interest.

Nevada: We own 8 inpatient acute care hospitals and 4 inpatient behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 18% of our consolidated net revenues during 2019 and 17% during each of 2018 and 2017.  On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 23% in 2019, 24% in 2018 and 20% in 2017, of our income from operations after net income attributable to noncontrolling interest.

California: We own 5 inpatient acute care hospitals and 8 inpatient behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 11% of our consolidated net revenues during each of 2019, 2018 and 2017. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 17% in 2019, 16% in 2018 and 13% in 2017 of our income from operations after net income attributable to noncontrolling interest.

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

We receive Medicaid revenues in excess of $100 million annually from each of California, Texas, Nevada, Washington, D.C., Pennsylvania and Illinois, making us particularly sensitive to reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states.

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

The Budget Control Act of 2011 (the “Budget Control Act”) mandated significant reductions in federal spending for fiscal years 2012-2021, including a reduction of 2% on all Medicare payments during this period. Subsequent legislation enacted by Congress extended these reductions through 2029. There is a substantial risk that Congress could act to extend or increase these across-the-board reductions.  The proposed 2020 federal budget calls for an $845 billion reduction in Medicare spending and a $1.5 trillion reduction in Medicaid spending over the next decade.  It is impossible to predict what portion, if any, of these proposed federal health care spending reductions will be included in a Congressionally approved budget. Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Sources of Revenue-Medicare, for additional disclosure.

Beginning in 2020 and continuing through 2025, the Medicaid disproportionate share hospital (“DSH”) allotment to the states from federal funds will be reduced. Such reductions have been delayed several times, most recently under the Further Consolidated Appropriations Act, 2020, which further delays the DSH through May 23, 2020. Commencing in 2020 and continuing through 2025, a state’s Medicaid DSH allotment from federal funds will be reduced. Initially, DSH payments will be reduced by $4 billion in 2020, and then $8 billion per year between 2021 and 2025. Reductions are imposed on states based on percentage of uninsured individuals, Medicaid utilization, and uncompensated care.

We are subject to uncertainties regarding health care reform.

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the “Legislation”). Two primary goals of the Legislation are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses.

Although it was expected that as a result of the Legislation there would be a reduction in uninsured patients, which would reduce our expense from uncollectible accounts receivable, the Legislation makes a number of other changes to Medicare and Medicaid which we believe may have an adverse impact on us. It has been projected that the Legislation will result in a net reduction in Medicare and Medicaid payments to hospitals totaling $155 billion over 10 years. The Legislation revises reimbursement under the Medicare and Medicaid programs to emphasize the efficient delivery of high quality care and contains a number of incentives and penalties under these programs to achieve these goals. The Legislation implements a value-based purchasing program, which will reward the delivery of efficient care. Conversely, certain facilities will receive reduced reimbursement for failing to meet quality parameters; such hospitals will include those with excessive readmission or hospital-acquired condition rates.  It remains unclear what portions of that legislation may remain, or what any replacement or alternative programs may be created by future legislation.

A 2012 U.S. Supreme Court ruling limited the federal government’s ability to expand health insurance coverage by holding unconstitutional sections of the Legislation that sought to withdraw federal funding for state noncompliance with certain Medicaid coverage requirements. Pursuant to that decision, the federal government may not penalize states that choose not to participate in the Medicaid expansion program by reducing their existing Medicaid funding. Therefore, states can choose to accept or not to participate without risking the loss of federal Medicaid funding. As a result, many states, including Texas, have not expanded their Medicaid programs without the threat of loss of federal funding. CMS has granted, and is expected to grant additional, section 1115 demonstration waivers providing for work and community engagement requirements for certain Medicaid eligible individuals.  CMS has also released guidance to states interested in receiving their Medicaid funding through a block grant mechanism.  It is anticipated this will lead to reductions in coverage, and likely increases in uncompensated care, in states where these demonstration waivers are granted.

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

In addition to legislative changes, the Legislation can be significantly impacted by executive branch actions.  In relevant part, President Trump has already taken executive actions: (i) requiring all federal agencies with authorities and responsibilities under the Legislation to “exercise all authority and discretion available to them to waiver, defer, grant exemptions from, or delay” parts of the Legislation that place “unwarranted economic and regulatory burdens” on states, individuals or health care providers; (ii) the issuance of a final rule in June, 2018 by the Department of Labor to enable the formation of association health plans that would be exempt from certain Legislation requirements such as the provision of essential health benefits; (iii) the issuance of a final rule in August, 2018 by the Department of Labor, Treasury, and Health and Human Services to expand the availability of short-term, limited duration health insurance, (iv) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level; (v) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans; and (vi) the issuance of a final rule by the Department of Labor, Treasury, and Health and Human Services that would incentivize the use of health reimbursement accounts by employers to permit employees to purchase health insurance in the individual market. The uncertainty resulting from these Executive Branch policies has led to reduced Exchange enrollment in 2018, 2019 and 2020 is expected to further worsen the individual and small group market risk pools in future years.  It is also anticipated that these and future policies may create additional cost and reimbursement pressures on hospitals.

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

While attempts to repeal the entirety of the Legislation have not been successful to date, a key provision of the Legislation was repealed as part of the Tax Cuts and Jobs Act and, on December 14, 2018, a federal U.S. District Court judge in Texas ruled the entire Legislation is unconstitutional. The court concluded that the individual mandate is no longer permissible under Congress’s taxing power as a result of the Tax Cut and Jobs Act of 2017 reducing the individual mandate’s tax to $0 (i.e., it no longer produces revenue, which is an essential feature of a tax), rendering the Legislation unconstitutional.  The court also held that because the individual mandate is “essential” to the Legislation and is inseverable from the rest of the law, the entire Legislation is unconstitutional. Because the court issued a declaratory judgment and did not enjoin the law, the Legislation remains in place pending its appeal.  The District Court for the Northern District of Texas ruling was appealed to the U.S. Court of Appeals for the Fifth Circuit. On December 18, 2019, the 5th Circuit Court of Appeals’ three-judge panel voted 2-1 to strike down the Legislation individual mandate as unconstitutional. The 5th Circuit Court also sent the case back to the Texas district court to determine which Legislation provisions should be stricken with the mandate or whether the entire law is unconstitutional without the individual mandate. It is likely this matter will ultimately be appealed to the United States Supreme Court.  These rulings have caused greater uncertainty regarding the future status of the Legislation.  If all or any parts of the Legislation are found to be unconstitutional, it could have a material adverse effect on hospitals.  If rates paid or the scope of services covered by government payers are reduced, there could be a material adverse effect on our business, financial position and results of operations.

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

Controls designed to reduce inpatient services and increasing rates of “denials” may reduce our revenues.

Controls imposed by third-party payers designed to reduce admissions and lengths of stay, commonly referred to as “utilization review,” have affected and are expected to continue to affect our facilities. Utilization review entails the review of the admission and course of treatment of a patient by managed care plans. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payer-required preadmission authorization and utilization review and by payer pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Efforts to impose more stringent cost controls are expected to continue. In addition, we have been experiencing increasing rates of denied claims (“denials”) from managed care payers which have reduced our net revenues and increased our operating costs as we devote additional resources to enhanced documentation and collection efforts.  Although we cannot predict the effect these factors will have on our operations, significant limits on the scope of services reimbursed, and reimbursements withheld due to denials, could have a material adverse effect on our business, financial position and results of operations.

Our revenues and volume trends may be adversely affected by certain factors over which we have no control.

Our revenues and volume trends are dependent on many factors, including physicians’ clinical decisions and availability, payer programs shifting to a more outpatient-based environment, whether or not certain services are offered, seasonal and severe weather conditions, including the effects of extreme low temperatures, hurricanes and tornados, earthquakes, climate change, current local economic and demographic changes. In addition, technological developments and pharmaceutical improvements may reduce the demand for healthcare services or the profitability of the services we offer.

A pandemic, epidemic or outbreak of a contagious disease in the markets in which we operate or that otherwise impacts our facilities could adversely impact our business.

If a pandemic or other public health crisis were to affect our markets, such as a major breakout of the Coronavirus in the United States or the United Kingdom, our business could be adversely affected. Such a crisis could diminish the public trust in healthcare facilities, especially hospitals that fail to accurately or timely diagnose, or that are treating (or have treated) patients affected by contagious diseases. If any of our facilities were involved in treating patients for such a contagious disease, other patients might cancel elective procedures or fail to seek needed care at our facilities. Further, a pandemic might adversely impact our business by causing a temporary shutdown or diversion of patients, by disrupting or delaying production and delivery of materials and products in the supply chain or by causing staffing shortages in our facilities. Although we have disaster plans in place and operate pursuant to infectious disease protocols, the potential impact of a pandemic, epidemic or outbreak of a contagious disease with respect to our markets or our facilities is difficult to predict and could adversely impact our business.

A worsening of economic and employment conditions in the United States could materially affect our business and future results of operations.

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

In addition, as of December 31, 2019, we had approximately $3.9 billion of goodwill recorded on our consolidated balance sheet. Should the revenues and financial results of our acute care and/or behavioral health care facilities be materially, unfavorably impacted due to, among other things, a worsening of the economic and employment conditions in the United States that could negatively impact our patient volumes and reimbursement rates, a continued rise in the unemployment rate and continued increases in the number of uninsured patients treated at our facilities, we may incur future charges to recognize impairment in the carrying value of our goodwill and other intangible assets, which could have a material adverse effect on our financial results.

Legal uncertainty or a worsening of the economic conditions in the United Kingdom could materially affect our business and future results of operations.

On June 23, 2016, the United Kingdom affirmatively voted in a non-binding referendum in favor of the exit of the United Kingdom from the European Union (the “Brexit”) and it was approved by vote of the British legislature. On March 29, 2017, the United Kingdom triggered Article 50 of the Lisbon Treaty, formally starting negotiations regarding its exit from the European Union. On January 31, 2020 the United Kingdom formally exited the European Union. The United Kingdom and European Union will now enter into a transition period in which the terms of the future relationship must be negotiated. The outcome of these negotiations is uncertain, and we do not know to what extent Brexit will ultimately impact the business and regulatory environment in the United Kingdom, the European Union, or other countries. The United Kingdom will continue to follow European Union rules through at least December 31, 2020 (the “Transition Period”).  The Transition Period may be extended through December 31, 2022.

In the absence of a future trade deal, following the expiration of the Transition Period, the United Kingdom’s trade with the European Union and the rest of the world would be subject to tariffs and duties set by the World Trade Organization. These changes to the trading relationship between the United Kingdom and the European Union would likely result in increased cost of goods imported into the United Kingdom. Additional currency volatility could result in a weaker British pound, which may decrease the profitability of our operations in the United Kingdom. A weaker British pound versus the U.S. Dollar also causes local currency results of our United Kingdom operations to be translated into fewer U.S. Dollars during a reporting period.

Brexit could lead to legal and regulatory uncertainty as the United Kingdom determines which European Union laws to replace or replicate. Brexit could also lead to increased legal and regulatory complexity as national laws and regulations in the United Kingdom start to diverge from European Union laws and regulations. The exit of the United Kingdom from the European Union could also create future economic uncertainty, both in the United Kingdom and globally and could cause disruptions to and create uncertainty surrounding our business. Any of these effects of Brexit, and others we cannot anticipate, could harm our business, financial condition or results of operations.

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

In addition to our operating results, many economic and seasonal factors outside of our control could have an adverse effect on the price of our common stock and increase fluctuations in our quarterly earnings. These factors include certain of the risks discussed herein, demographic changes, operating results of other hospital companies, changes in our financial estimates or recommendations of securities analysts, speculation in the press or investment community, the possible effects of war, terrorist and other hostilities, adverse weather conditions (whether caused by climate change or otherwise), the level of seasonal illnesses, managed care contract negotiations and terminations, changes in general conditions in the economy or the financial markets, or other developments affecting the health care industry.

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

Our Credit Agreement permits interest on borrowings to be calculated based on LIBOR, and in the past, we have had interest rate swaps that were based on LIBOR. On July 27, 2017, the United Kingdom Financial Conduct Authority (the “FCA”) announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021. The phase-out of LIBOR may result in the establishment of one or more alternative benchmark rates, but at this time it is uncertain what alternative benchmark rates would replace LIBOR. In the meantime, actions by the FCA, other regulators, or law enforcement agencies may result in changes to the method by which LIBOR is calculated. At this time, it is not possible to predict the effect of any such changes or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere.

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

At December 31, 2019, 20.6 million shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock. To the extent that these shares were converted into or exercised for shares of Class B Common Stock, the number of shares of Class B Common Stock available for trading in the public market place would increase substantially and the current holders of Class B Common Stock would own a smaller percentage of that class.

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

As of March 19, 2019, the shares of Class A and Class C Common Stock constituted 7.9% of the aggregate outstanding shares of our Common Stock, had the right to elect five members of the Board of Directors and constituted 87.2% of our general voting power as of that date. As of March 19, 2019, the shares of Class B and Class D Common Stock (excluding shares issuable upon exercise of options) constituted 92.1% of the outstanding shares of our Common Stock, had the right to elect two members of the Board of Directors and constituted 12.8% of our general voting power as of that date.

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

Executive and Administrative Offices and Commercial Health Insurer

We own various office buildings in King of Prussia and Wayne, Pennsylvania, Brentwood, Tennessee, Denton, Texas and Reno, Nevada.

Facilities

The following tables set forth the name, location, type of facility and, for acute care hospitals and behavioral health care facilities, the number of licensed beds:

Acute Care Hospitals

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Aiken Regional Medical Centers	Aiken, South Carolina	211	Owned
Aurora Pavilion	Aiken, South Carolina	62	Owned
Centennial Hills Hospital Medical Center	Las Vegas, Nevada	262	Owned
Corona Regional Medical Center	Corona, California	238	Owned
Desert Springs Hospital	Las Vegas, Nevada	293	Owned
Desert View Hospital	Pahrump, Nevada	25	Owned
Doctors’ Hospital of Laredo (7)	Laredo, Texas	183	Owned
Doctor’s Hospital ER South	Laredo, Texas	—	Leased
Doctor’s Hospital Emergency Room Saunders	Laredo, Texas	—	Owned
Fort Duncan Regional Medical Center	Eagle Pass, Texas	101	Owned
The George Washington University Hospital (1)	Washington, D.C.	395	Leased
Henderson Hospital	Henderson, Nevada	170	Owned
ER at Green Valley Ranch	Henderson, Nevada	—	Owned
Lakewood Ranch Medical Center	Bradenton, Florida	120	Owned
Manatee Memorial Hospital	Bradenton, Florida	295	Owned
Northern Nevada Medical Center	Sparks, Nevada	124	Owned
Northwest Texas Healthcare System	Amarillo, Texas	405	Owned
The Pavilion at Northwest Texas Healthcare System	Amarillo, Texas	90	Owned
NWTH FED	Amarillo, Texas	—	Owned
NWTX Georgia FED	Amarillo, Texas	—	Owned
Palmdale Regional Medical Center	Palmdale, California	184	Owned

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
South Texas Health System (3)
Edinburg Regional Medical Center/Children’s Hospital	Edinburg, Texas	235	Owned
McAllen Medical Center (2)	McAllen, Texas	441	Leased
McAllen Heart Hospital	McAllen, Texas	60	Owned
South Texas Behavioral Health Center	McAllen, Texas	134	Owned
STHS ER at Alamo	Alamo, Texas	—	Owned
STHS ER at McColl	Edinburg, Texas	—	Owned
STHS ER at Mission (2)	Mission, Texas	—	Leased
STHS ER at Monte Cristo	Edinburg, Texas	—	Owned
STHS ER at Ware Road	McAllen, Texas	—	Owned
STHS ER at Weslaco (2)	Weslaco, Texas	—	Leased
Southwest Healthcare System
Inland Valley Campus (2)	Wildomar, California	130	Leased
Rancho Springs Campus	Murrieta, California	120	Owned
Spring Valley Hospital Medical Center	Las Vegas, Nevada	364	Owned
Spring Valley FED	Las Vegas, Nevada	—	Owned
St. Mary’s Regional Medical Center	Enid, Oklahoma	229	Owned
Summerlin Hospital Medical Center	Las Vegas, Nevada	485	Owned
Temecula Valley Hospital	Temecula, California	140	Owned
Texoma Medical Center	Denison, Texas	354	Owned
TMC Behavioral Health Center	Denison, Texas	60	Owned
Texoma Sherman ER	Sherman, Texas	—	Owned
Valley Hospital Medical Center	Las Vegas, Nevada	306	Owned
Wellington Regional Medical Center (2)	West Palm Beach, Florida	235	Leased
Westlake FED	West Palm Beach, Florida	—	Leased

Inpatient Behavioral Health Care Facilities

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Alabama Clinical Schools	Birmingham, Alabama	80	Owned
Alhambra Hospital	Rosemead, California	115	Owned
Alliance Health Center	Meridian, Mississippi	214	Owned
The Arbour Hospital	Boston, Massachusetts	136	Owned
Arbour-Fuller Hospital	South Attleboro, Massachusetts	102	Owned
Arbour-HRI Hospital	Brookline, Massachusetts	62	Owned
Arrowhead Behavioral Health	Maumee, Ohio	48	Owned
Austin Lakes Hospital	Austin, Texas	58	Leased
Austin Oaks Hospitals	Austin, Texas	80	Owned
Behavioral Hospital of Bellaire	Houston, Texas	124	Leased
Belmont Pines Hospital	Youngstown, Ohio	102	Owned
Benchmark Behavioral Health System	Woods Cross, Utah	94	Owned
Black Bear Treatment Center	Sautee, Georgia	115	Owned
Bloomington Meadows Hospital	Bloomington, Indiana	78	Owned
Boulder Creek Academy	Bonners Ferry, Idaho	105	Owned
Brentwood Behavioral Health of Mississippi	Flowood, Mississippi	121	Owned
Brentwood Hospital	Shreveport, Louisiana	260	Owned
The Bridgeway	North Little Rock, Arkansas	127	Owned
Brook Hospital—Dupont	Louisville, Kentucky	88	Owned
Brook Hospital—KMI	Louisville, Kentucky	110	Owned

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Brooke Glen Behavioral Hospital	Fort Washington, Pennsylvania	146	Owned
Brynn Marr Hospital	Jacksonville, North Carolina	102	Owned
Calvary Addiction Recovery Center	Phoenix, Arizona	68	Owned
Canyon Ridge Hospital	Chino, California	106	Owned
The Carolina Center for Behavioral Health	Greer, South Carolina	138	Owned
Cedar Creek	St. Johns, Michigan	54	Owned
Cedar Grove Residential Treatment Center	Murfreesboro, Tennessee	40	Owned
Cedar Hills Hospital (8)	Beaverton, Oregon	98	Owned
Cedar Ridge	Oklahoma City, Oklahoma	60	Owned
Cedar Ridge Residential Treatment Center	Oklahoma City, Oklahoma	56	Owned
Cedar Ridge Bethany	Bethany, Oklahoma	56	Owned
Cedar Springs Behavioral Health	Colorado Springs, Colorado	110	Owned
Centennial Peaks	Louisville, Colorado	104	Owned
Center for Change	Orem, Utah	58	Owned
Central Florida Behavioral Hospital	Orlando, Florida	174	Owned
Chicago Children’s Center for Behavioral Health	Chicago, Illinois	40	Leased
Chris Kyle Patriots Hospital	Anchorage, Alaska	36	Owned
Clarion Psychiatric Center	Clarion, Pennsylvania	112	Owned
Coastal Behavioral Health	Savannah, Georgia	50	Owned
Coastal Harbor Treatment Center	Savannah, Georgia	141	Owned
Columbus Behavioral Center for Children and Adolescents	Columbus, Indiana	57	Owned
Compass Intervention Center	Memphis, Tennessee	108	Owned
Copper Hills Youth Center	West Jordan, Utah	197	Owned
Coral Shores	Stuart, Florida	80	Owned
Cumberland Hall	Hopkinsville, Kentucky	97	Owned
Cumberland Hospital	New Kent, Virginia	110	Owned
Cypress Creek Hospital	Houston, Texas	128	Owned
Del Amo Hospital	Torrance, California	166	Owned
Diamond Grove Center	Louisville, Mississippi	55	Owned
Dover Behavioral Health	Dover, Delaware	104	Owned
El Paso Behavioral Health System	El Paso, Texas	166	Owned
Emerald Coast Behavioral Hospital	Panama City, Florida	86	Owned
Fairmount Behavioral Health System	Philadelphia, Pennsylvania	239	Owned
Fairfax
Fairfax Hospital	Kirkland, Washington	157	Owned
Fairfax Hospital—Everett	Everett, Washington	30	Leased
Fairfax Hospital—Monroe	Monroe, Washington	34	Leased
Forest View Hospital	Grand Rapids, Michigan	108	Owned
Fort Lauderdale Hospital	Fort Lauderdale, Florida	182	Owned
Foundations Behavioral Health	Doylestown, Pennsylvania	108	Leased
Foundations for Living	Mansfield, Ohio	84	Owned
Fox Run Hospital	St. Clairsville, Ohio	100	Owned
Fremont Hospital	Fremont, California	148	Owned
Friends Hospital	Philadelphia, Pennsylvania	219	Owned
Garfield Park Hospital	Chicago, Illinois	88	Owned
Garland Behavioral Health	Garland, Texas	72	Leased
Glen Oaks Hospital	Greenville, Texas	54	Owned
Gulf Coast Youth Services	Fort Walton Beach, Florida	28	Owned
Gulfport Behavioral Health System	Gulfport, Mississippi	109	Owned
Hampton Behavioral Health Center	Westhampton, New Jersey	120	Owned
Harbour Point (Pines)	Portsmouth, Virginia	186	Owned

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Hartgrove Hospital	Chicago, Illinois	160	Owned
Havenwyck Hospital	Auburn Hills, Michigan	243	Owned
Heartland Behavioral Health Services	Nevada, Missouri	151	Owned
Hermitage Hall	Nashville, Tennessee	111	Owned
Heritage Oaks Hospital	Sacramento, California	125	Owned
Hickory Trail Hospital	DeSoto, Texas	86	Owned
Highlands Behavioral Health System	Highlands Ranch, Colorado	86	Owned
Hill Crest Behavioral Health Services	Birmingham, Alabama	219	Owned
Holly Hill Hospital	Raleigh, North Carolina	285	Owned
The Horsham Clinic	Ambler, Pennsylvania	206	Owned
Hughes Center	Danville, Virginia	64	Owned
Inland Northwest Behavioral Health (10)	Spokane, Washington	100	Owned
Intermountain Hospital	Boise, Idaho	155	Owned
Kempsville Center of Behavioral Health	Norfolk, Virginia	82	Owned
KeyStone Center	Wallingford, Pennsylvania	153	Owned
Kingwood Pines Hospital	Kingwood, Texas	116	Owned
La Amistad Behavioral Health Services	Maitland, Florida	85	Owned
Lakeside Behavioral Health System	Memphis, Tennessee	345	Owned
Lancaster Behavioral Health Hospital (9)	Lancaster, Pennsylvania	126	Owned
Laurel Heights Hospital	Atlanta, Georgia	124	Owned
Laurel Oaks Behavioral Health Center	Dothan, Alabama	124	Owned
Laurel Ridge Treatment Center	San Antonio, Texas	250	Owned
Liberty Point Behavioral Health	Stauton, Virginia	56	Owned
Lighthouse Care Center of Augusta	Augusta, Georgia	68	Owned
Lighthouse Care Center of Conway	Conway, South Carolina	105	Owned
Lincoln Prairie Behavioral Health Center	Springfield, Illinois	97	Owned
Lincoln Trail Behavioral Health System	Radcliff, Kentucky	140	Owned
Mayhill Hospital	Denton, Texas	59	Leased
McDowell Center for Children	Dyersburg, Tennessee	32	Owned
The Meadows Psychiatric Center	Centre Hall, Pennsylvania	117	Owned
Meridell Achievement Center	Austin, Texas	134	Owned
Mesilla Valley Hospital	Las Cruces, New Mexico	119	Owned
Michael’s House	Palm Springs, California	120	Owned
Michiana Behavioral Health Center	Plymouth, Indiana	80	Owned
Midwest Center for Youth and Families	Kouts, Indiana	74	Owned
Millwood Hospital	Arlington, Texas	134	Leased
Mountain Youth Academy	Mountain City, Tennessee	90	Owned
Natchez Trace Youth Academy	Waverly, Tennessee	115	Owned
Newport News Behavioral Health Center	Newport News, Virginia	132	Owned
North Spring Behavioral Healthcare	Leesburg, Virginia	103	Leased
North Star Hospital	Anchorage, Alaska	74	Owned
North Star Bragaw	Anchorage, Alaska	30	Owned
North Star DeBarr Residential Treatment Center	Anchorage, Alaska	30	Owned
North Star Palmer Residential Treatment Center	Palmer, Alaska	30	Owned
Oak Plains Academy	Ashland City, Tennessee	98	Owned
The Oaks Treatment Center	Memphis, Tennessee	71	Owned
Okaloosa Youth Academy	Crestview, Florida	75	Leased
Old Vineyard Behavioral Health	Winston-Salem, North Carolina	164	Owned
Palmetto Lowcountry Behavioral Health	North Charleston, South Carolina	108	Owned
Palmetto Summerville	Summerville, South Carolina	64	Leased
Palm Point Behavioral	Titusville, FL	74	Owned

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Palm Shores Behavioral Health Center	Bradenton, Florida	64	Owned
Palo Verde Behavioral Health	Tucson, Arizona	84	Leased
Parkwood Behavioral Health System	Olive Branch, Mississippi	148	Owned
The Pavilion	Champaign, Illinois	106	Owned
Peachford Behavioral Health System of Atlanta	Atlanta, Georgia	246	Owned
Pembroke Hospital	Pembroke, Massachusetts	120	Owned
Pinnacle Pointe Hospital	Little Rock, Arkansas	127	Owned
Poplar Springs Hospital	Petersburg, Virginia	208	Owned
Prairie St John’s	Fargo, North Dakota	158	Owned
Pride Institute	Eden Prairie, Minnesota	42	Owned
Provo Canyon School	Provo, Utah	274	Owned
Provo Canyon Behavioral Hospital	Orem, Utah	80	Owned
Psychiatric Institute of Washington	Washington, D.C.	130	Owned
Quail Run Behavioral Health	Phoenix, Arizona	102	Owned
The Recovery Center	Wichita Falls, Texas	34	Leased
The Ridge Behavioral Health System	Lexington, Kentucky	110	Owned
Rivendell Behavioral Health Services of Arkansas	Benton, Arkansas	80	Owned
Rivendell Behavioral Health Services of Kentucky	Bowling Green, Kentucky	125	Owned
River Crest Hospital	San Angelo, Texas	80	Owned
Riveredge Hospital	Forest Park, Illinois	210	Owned
River Oaks Hospital	New Orleans, Louisiana	126	Owned
River Park Hospital	Huntington, West Virginia	187	Owned
River Point Behavioral Health	Jacksonville, Florida	84	Owned
Rockford Center	Newark, Delaware	138	Owned
Rolling Hills Hospital	Franklin, Tennessee	130	Owned
Roxbury	Shippensburg, Pennsylvania	112	Owned
Salt Lake Behavioral Health	Salt Lake City, Utah	118	Leased
San Marcos Treatment Center	San Marcos, Texas	265	Owned
Sandy Pines Hospital	Tequesta, Florida	149	Owned
Schick Shadel Hospital	Burien, Washington	60	Owned
Sierra Vista Hospital	Sacramento, California	171	Owned
Southern Crescent Behavioral Health
Anchor Hospital	Atlanta, Georgia	122	Owned
St. Simons by the Sea	St. Simons, Georgia	101	Owned
Skywood Recovery	Augusta, Michigan	100	Owned
Spring Mountain Sahara	Las Vegas, Nevada	30	Owned
Spring Mountain Treatment Center	Las Vegas, Nevada	110	Owned
Springwoods	Fayetteville, Arkansas	80	Owned
Stonington Institute	North Stonington, Connecticut	64	Owned
Streamwood Behavioral Health	Streamwood, Illinois	178	Owned
Summit Oaks Hospital	Summit, New Jersey	126	Owned
SummitRidge	Lawrenceville, Georgia	96	Owned
Suncoast Behavioral Health Center	Bradenton, Florida	60	Owned
Texas NeuroRehab Center	Austin, Texas	151	Owned
Three Rivers Behavioral Health	West Columbia, South Carolina	122	Owned
Three Rivers Residential Treatment-Midlands Campus	West Columbia, South Carolina	64	Owned
Turning Point Hospital	Moultrie, Georgia	69	Owned
University Behavioral Center	Orlando, Florida	112	Owned
University Behavioral Health of Denton	Denton, Texas	104	Owned
Valle Vista Hospital	Greenwood, Indiana	132	Owned
Valley Hospital	Phoenix, Arizona	122	Owned

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
The Vines Hospital	Ocala, Florida	98	Owned
Virginia Beach Psychiatric Center	Virginia Beach, Virginia	100	Owned
Wekiva Springs	Jacksonville, Florida	120	Owned
Wellstone Regional Hospital	Jeffersonville, Indiana	100	Owned
West Hills Hospital	Reno, Nevada	95	Owned
West Oaks Hospital	Houston, Texas	176	Owned
Willow Springs Center	Reno, Nevada	116	Owned
Windmoor Healthcare	Clearwater, Florida	144	Owned
Windsor—Laurelwood Center	Willoughby, Ohio	160	Leased
Wyoming Behavioral Institute	Casper, Wyoming	129	Owned

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Acer Clinic	Chestherfield, UK	14	Owned
Acer Clinic 2	Chestherfield, UK	14	Owned
Albert Ward	Darlington, UK	25	Owned
Amberwood Lodge	Dorset, UK	9	Owned
Ashfield House	Huddersfield, UK	6	Owned
Aspen House	South Yorkshire, UK	20	Owned
Aspen Lodge	Rotherham, UK	16	Owned
Beacon Lower	Bradford, UK	8	Owned
Beacon Upper	Bradford, UK	8	Owned
Beckly House	Halifax, UK	12	Owned
Bostall House	London, UK	6	Owned
Bury Hospital	Bury, UK	167	Owned
Broughton House	Lincolnshire, UK	34	Owned
Broughton Lodge	Cheshire, UK	20	Owned
Cambian Alders	Gloucester, UK	20	Owned
Cambian Ansel Clinic	Nottingham, UK	24	Owned
Cambian Appletree	Durham, UK	26	Owned
Cambian Beeches	Nottinghamshire, UK	12	Owned
Cambian Birches	Notts, UK	6	Owned
Cambian Cedars	Birmingham, UK	24	Owned
Cambian Churchill	London, UK	57	Owned
Cambian Conifers	Derby, UK	7	Owned
Cambian Elms	Birmingham, UK	10	Owned
Cambian Grange	Nottinghamshire, UK	8	Owned
Cambian Heathers	West Bromwich, UK	20	Owned
Cambian Lodge	Nottinghamshire, UK	8	Owned
Cambian Manor	Central Drive, UK	20	Owned
Cambian Nightingale	Dorset, UK	10	Owned
Cambian Oaks	Barnsley, UK	36	Owned
Cambian Pines	Woodhouse, UK	7	Owned
Cambian Views	Matlock, UK	10	Owned
Cambian Woodside	Bradford, UK	9	Owned
CAS Brunel	Henbury, UK	32	Owned
Cedar Vale	Nottinghamshire, UK	14	Owned
Chaseways	Sawbridgeworth, UK	6	Owned

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Chesterholme	Northumberland, UK	16	Owned
Coulby Lodge	North Yorkshire, UK	8	Owned
Coventry	Coventry, UK	56	Owned
Cygnet Hospital—Beckton	Beckton, UK	62	Owned
Cygnet Hospital—Bierley	Bierley, UK	63	Owned
Cygnet Wing—Blackheath	Blackheath, UK	32	Leased
Cygnet Lodge—Brighouse	Brighouse, UK	25	Owned
Cygnet Hospital—Derby	Derby, UK	50	Owned
Cygnet Hospital—Ealing	Ealing, UK	26	Owned
Cygnet Hospital—Godden Green	Godden Green, UK	39	Owned
Cygnet Hospital—Harrogate	Harrogate, UK	36	Owned
Cygnet Hospital—Harrow	Harrow, UK	61	Owned
Cygnet Hospital—Kewstoke	Kewstoke, UK	72	Owned
Cygnet Lodge—Lewisham	Lewisham, UK	17	Owned
Cygnet Lodge – Salford	Manchester, UK	24	Owned
Cygnet Hospital—Stevenage	Stevenage, UK	88	Owned
Cygnet Hospital—Taunton	Taunton, UK	55	Owned
Cygnet Lodge – Kenton	Westlands, UK	15	Owned
Cygnet Hospital—Wyke	Wyke, UK	52	Owned
Cygnet Lodge – Woking	Knaphill, UK	31	Owned
Delfryn House	Flintshire, UK	28	Owned
Delfryn Lodge	Flintshire, UK	24	Owned
Dene Brook	Dalton Parva, UK	13	Owned
Devon Lodge	Southampton, UK	12	Owned
Dove Valley	Wombwell, UK	10	Owned
Ducks Halt	Essex, UK	5	Owned
Eleni House	Essex, UK	8	Owned
Ellen Mhor	Dundee, UK	12	Owned
Elston House	Nottinghamshire, UK	8	Owned
Fairways	Suffolk, UK	8	Owned
Farm Lodge	Rainham, UK	5	Owned
The Fields	Sheffield, UK	54	Owned
Highwoods	Colchester, UK	20	Owned
The Fountains	Blackburn, UK	32	Owned
The Gables	Essex, UK	7	Owned
Gledcliffe Road	Huddersfield, UK	6	Owned
Gledholt	Huddersfield, UK	9	Owned
Hawkstone	Utley, UK	10	Owned
Hollyhurst	County Durham, UK	19	Owned
Hope House	County Durham, UK	11	Owned
Kirkside House	Leeds, UK	7	Owned
Kirkside Lodge	Leeds, UK	8	Owned
Langdale House	Huddersfield, UK	8	Owned
Langdale Coach House	Huddersfield, UK	3	Owned
Larch Court	Essex, UK	4	Owned
Limes Houses	Nottinghamshire, UK	6	Owned
Lindsay House	Dundee, UK	2	Owned
Longfield House	Bradford, UK	9	Owned
Lowry House	Hyde, UK	12	Owned
Maidstone	Maidstone, UK	65	Owned
Marion House	Derby, UK	5	Owned

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Meadows Mews	Tipton, UK	10	Owned
Morgan House	Stoke on Trent, UK	5	Owned
Newbus Grange	County Durham, UK	17	Owned
Norcott House	Liversedge, UK	11	Owned
Norcott Lodge	Liversedge, UK	9	Owned
Oak Court	Essex, UK	12	Owned
Oakhurst Lodge	Hampshire, UK	8	Owned
Oaklands	Northumberland, UK	19	Owned
Oakwood Gardens (SL)	Wolverhampton, UK	9	Leased
Old Leigh House	Essex, UK	7	Leased
The Orchards	Essex, UK	5	Owned
The Outwood	Leeds, UK	10	Owned
Oxley Lodge	Huddersfield, UK	4	Owned
Oxley Woodhouse	Huddersfield, UK	13	Owned
Portland Road 45	Edgbaston, UK	4	Leased
Raglan House	West Midlands, UK	25	Owned
Ramsey	Colchester, UK	21	Owned
Ranaich House	Stirling, UK	14	Owned
Redlands	County Durham, UK	5	Owned
Rhyd Alyn	Flintshire, UK	6	Owned
Rufford Lodge	Mansfield, UK	2	Owned
Sedgley House	Wolverhampton, UK	20	Owned
Sedgley Lodge	Wolverhampton, UK	14	Owned
Shear Meadow	Hemel Hempstead, UK	4	Owned
Sheffield Hospital	Sheffield, UK	57	Owned
Sherwood House	Mansfield, UK	30	Owned
Sherwood Lodge	Mansfield, UK	17	Owned
Sherwood Lodge Step Down	Mansfield, UK	9	Owned
The Squirrels	Hampshire, UK	9	Owned
St. Augustine's	Stoke on Trent, UK	32	Owned
St. Teilo House	Gwent, UK	23	Owned
St. Williams	Darlington, UK	12	Owned
Storthfields	Derby, UK	22	Owned
The Sycamores	Derbyshire, UK	6	Owned
The Sycamores No 4 & 5	Derbyshire, UK	4	Owned
Tabley Nursing Home—Tabley	Tabley, UK	51	Leased
Thistle Care Home	Dundee, UK	10	Owned
Thornfield Grange	County Durham, UK	9	Owned
Thornfield House	Bradford, UK	7	Owned
Thors Park	Essex, UK	14	Owned
Toller Road	Leicestershire, UK	8	Owned
Trinity House	Galloway, UK	13	Owned
Tupwood Gate Nursing Home	Caterham, UK	33	Owned
River View	County Durham, UK	6	Owned
Vincent Court	Lancashire, UK	5	Owned
Walkern Lodge	Stevenage, UK	4	Owned
Wallace Hospital	Dundee, UK	10	Owned
Wast Hills	West Midlands, UK	26	Owned
Whorlton Hall	County Durham, UK	17	Owned
Willow House	West Midlands, UK	8	Owned
Woking Hospital	Woking, UK	60	Owned

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Woodcross Street	Wolverhampton, UK	8	Owned
Woodrow House	Stockport, UK	9	Owned
Yew Trees	Essex, UK	10	Owned

Puerto Rico:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
First Hospital Panamericano—Cidra	Cidra, Puerto Rico	165	Owned
First Hospital Panamericano—San Juan	San Juan, Puerto Rico	45	Owned
First Hospital Panamericano—Ponce	Ponce, Puerto Rico	30	Owned

Outpatient Behavioral Health Care Facilities

United States:
Name of Facility	Location	Real Property Ownership Interest
Arbour Counseling Services	Rockland, Massachusetts	Owned
Arbour Senior Care	Rockland, Massachusetts	Owned
Behavioral Educational Services	Riverdale, Florida	Leased
The Canyon at Santa Monica	Santa Monica, California	Leased
First Home Care (VA)	Portsmouth, Virginia	Leased
Foundations Atlanta	Atlanta, Georgia	Leased
Foundations Chicago	Chicago, Illinois	Leased
Foundations Detroit	Bingham Farms, Michigan	Leased
Foundations Los Angeles	Los Angeles, California	Leased
Foundations Memphis	Memphis, Tennessee	Leased
Foundations Nashville	Nashville, Tennessee	Leased
Foundations Roswell	Roswell, Georgia	Leased
Foundations San Diego	San Diego, California	Leased
Foundations San Francisco	San Francisco, California	Leased
Good Samaritan Counseling Center	Anchorage, Alaska	Owned
Michael’s House Outpatient	Palm Springs, California	Leased
The Pointe	Little Rock, Arkansas	Leased
St. Louis Behavioral Medicine Institute	St. Louis, Missouri	Owned
Talbott Recovery	Atlanta, Georgia	Owned

United Kingdom:
Name of Facility	Location	Real Property Ownership Interest
Long Eaton Day Services	Nottingham, UK	Owned
Sheffield Day Services	Sheffield, UK	Owned

Outpatient Centers and Surgical Hospital

Name of Facility	Location	Real Property Ownership Interest
Aiken Surgery Center	Aiken, South Carolina	Owned
Cancer Care Institute of Carolina	Aiken, South Carolina	Owned
Cornerstone Regional Hospital (4)	Edinburg, Texas	Leased
Manatee Diagnostic Center	Bradenton, Florida	Leased
Palms Westside Clinic ASC (6)	Royal Palm Beach, Florida	Leased
Quail Surgical and Pain Management Center (11)	Reno, Nevada	Leased
Temecula Valley Day Surgery and Pain Therapy Center (5)	Murrieta, California	Leased

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

(10)	We manage and hold an 80% ownership interest in this facility. The remaining 20% ownership interest is held by an unaffiliated third party.
(11)	We hold a 51% ownership interest in this facility. The remaining 49% ownership interest is held by unaffiliated third parties.

We own or lease medical office buildings adjoining some of our hospitals. We believe that the leases on the facilities, medical office buildings and other real estate leased or owned by us do not impose any material limitation on our operations. The aggregate lease payments on facilities leased by us were $82 million in 2019, $81 million in 2018 and $80 million in 2017.

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

The laws and regulations governing the healthcare industry are complex covering, among other things, government healthcare participation requirements, licensure, certification and accreditation, privacy of patient information, reimbursement for patient services as well as fraud and abuse compliance. These laws and regulations are constantly evolving and expanding. Further, the Legislation has added additional obligations on healthcare providers to report and refund overpayments by government healthcare programs and authorizes the suspension of Medicare and Medicaid payments “pending an investigation of a credible allegation of fraud.” We monitor our business and have developed an ethics and compliance program with respect to these complex laws, rules and regulations. Although we believe our policies, procedures and practices comply with government regulations, there is no assurance that we will not be faced with the sanctions referenced above which include fines, penalties and/or substantial damages, repayment obligations, payment suspensions, licensure revocation, and expulsion from government healthcare programs. Even if we were to ultimately prevail in any action brought against us or our facilities or in responding to any inquiry, such action or inquiry could have a material adverse effect on us.

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

In October, 2013, we were advised that the DOJ’s Criminal Frauds Section had opened an investigation of River Point Behavioral Health and Wekiva Springs Center. We were subsequently notified that the Criminal Frauds section had opened investigations of National Deaf Academy, Hartgrove Hospital and UHS as a corporate entity. In April 2017, the DOJ’s Criminal Division issued a subpoena requesting documentation from Shadow Mountain Behavioral Health. In August 2017, Kempsville Center of Behavioral Health (a part of Harbor Point Behavioral Health previously identified above) received a subpoena requesting documentation. We have recently been advised that the investigations being conducted by the DOJ’s Criminal Frauds Section and corresponding U.S. Attorneys’ Offices, of UHS and the above referenced facilities, have been closed.

In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration (“AHCA”) subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the Medicare suspension remains in effect. In June 2017, AHCA advised that while they were maintaining the suspension for dual eligible and cross-over Medicare beneficiaries, the Medicaid payment suspension was lifted effective June 27, 2017. From inception through December 31, 2019, the aggregate funds withheld from us in connection with the River Point Behavioral Health payment suspension amounted to approximately $8.6 million. We anticipate a resolution of the payment suspension will be part of the overall settlement agreement(s) to be drafted and finalized.  Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during 2019, 2018 or 2017, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

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

In connection with this agreement in principle, during 2019, we recorded a pre-tax increase of approximately $11 million to the reserve established in connection with the civil aspects of these matters (“DOJ Reserve”), which includes related fees and costs due to or on behalf of third-parties. The aggregate pre-tax DOJ Reserve amounted to $134 million as of December 31, 2019 and $123 million as of December 31, 2018 (including $102 million recorded during 2018).

In late August, 2019, we received the initial draft of the settlement agreement from the DOJ’s Civil Division. Negotiations regarding the terms and conditions of the settlement agreement continue. Based upon the terms and provisions included in the draft settlement agreement, and related subsequent discussions, our 2019 financial statements include an unfavorable provision for income taxes of approximately $6 million resulting from the net estimated federal and state income taxes due on the portion of the pre-tax DOJ Reserve that is estimated to be non-deductible for income tax purposes.

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

DOJ investigation of Turning Point Hospital.

During the fourth quarter of 2018, we were notified that the DOJ Civil Division in conjunction with the U.S. Attorney’s Office for the Northern District of Georgia and the Georgia Attorney General’s Office opened an investigation of Turning Point Hospital in Moultrie, GA.  The DOJ Civil Division has advised us that they are primarily investigating transportation and housing financial assistance provided to patients receiving treatment at the facility. The DOJ issued a civil investigative demand to the facility requesting various documents and other information. In September, 2019, we reached a settlement in principle of this matter pending negotiation, finalization and execution of definitive settlement agreements. As of December 31, 2019, our financial statements include an estimated reserve in connection with the potential settlement of this matter, which did not have material impact on our results of operations and financial condition.

Litigation:

U.S. ex rel Escobar v. Universal Health Services, Inc. et.al.

This is a False Claims Act case filed against Universal Health Services, Inc., UHS of Delaware, Inc. and HRI Clinics, Inc. d/b/a Arbour Counseling Services in U.S. District Court for the District of Massachusetts.  This qui tam action primarily alleges that Arbour Counseling Services failed to appropriately supervise certain clinical providers in contravention of  regulatory requirements and the submission of claims to Medicaid were subsequently improper.  Relators make other claims of improper billing to Medicaid associated with alleged failures of Arbour Counseling to comply with state regulations.  The U.S. Attorney’s Office and the Massachusetts Attorney General’s Office initially declined to intervene.  UHS filed a motion to dismiss and the trial court originally granted the motion dismissing the case.  The First Circuit Court of Appeals (“First Circuit”) reversed the trial court’s dismissal of the case.  The United States Supreme Court subsequently vacated the First Circuit’s opinion and remanded the case for further consideration under the new legal standards established by the Supreme Court for False Claims Act cases.  During the 4th quarter of 2016, the First Circuit issued a revised opinion upholding their reversal of the trial court’s dismissal.  The case was then remanded to the trial court for further proceedings.  In January 2017, the U.S. Attorney’s Office and Massachusetts Attorney General’s Office advised of the potential for intervention in the case.  The Massachusetts Attorney General’s Office subsequently filed its motion to intervene which was granted and, in April 2017, filed their Complaint in Intervention. We have defended this case vigorously. This matter is included in the above-mentioned agreement in principle reached with the DOJ’s Civil Division, and on behalf of various states’ attorneys general offices, to resolve the civil aspects of the government’s investigation of our behavioral health care facilities, subject to requisite approvals and preparation and execution of definitive settlement and related agreements.

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

The George Washington University v. Universal Health Services, Inc., et. al.

In December 2019, The George Washington University (“University”) filed a lawsuit in the Superior Court for the District of Columbia against Universal Health Services, Inc. as well as certain subsidiaries and individuals associated with the ownership and management of The George Washington University Hospital (“GW Hospital”) in Washington, D.C. (case No. 2019 CA 008019 B).  The lawsuit claims that UHS failed to provide sufficient financial compensation to the University under the terms of various agreements entered into in 1997 between the University and UHS for the joint venture ownership of GW Hospital.  The lawsuit includes claims for breach of contract, breach of fiduciary duty, and unjust enrichment.  We deny liability and intend to defend this matter vigorously. At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

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

The number of stockholders of record as of January 31, 2020, were as follows:

Class A Common	17
Class B Common	818
Class C Common	1
Class D Common	95

Stock Repurchase Programs

In July, 2019, our Board of Directors authorized a $1.0 billion increase to our stock repurchase program, which increased the aggregate authorization to $2.7 billion from the previous $1.7 billion authorization approved in various increments since 2014. Pursuant to this program, which had an aggregate available repurchase authorization of $756.1 million as of December 31, 2019, shares of our Class B Common Stock may be repurchased, from time to time as conditions allow, on the open market or in negotiated private transactions.  There is no expiration date for our stock repurchase programs.

As reflected below, during the three-month period ended December 31, 2019, we have repurchased approximately 1.3 million shares at an aggregate cost of approximately $181.2 million (approximately $141 per share) pursuant to the terms of our stock repurchase program.  In addition, 9,377 shares were repurchased in connection with income tax withholding obligations resulting from the exercise of stock options and the vesting of restricted stock grants.

During the period of October 1, 2019 through December 31, 2019, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of dollars that may yet be purchased under the program (in thousands)
October, 2019	—	400,469	3,589	$0.01	400,000	$138.38	$55,353	$881,949
November, 2019	—	338,970	863	$0.01	337,521	$139.90	47,220	$834,729
December, 2019	—	557,459	1,535	$0.01	550,000	$142.92	$78,606	$756,123
Total October through December	$-	1,296,898	5,987	$0.01	1,287,521	$140.72	$181,179

Dividends

We have a history of paying quarterly cash dividends to our shareholders and it is our intention at this time to pay comparable dividends in the future. Our Credit Agreement contains covenants that include limitations on, among other things, dividends and stock repurchases (see below in Capital Resources-Credit Facilities and Outstanding Debt Securities).

Equity Compensation

Refer to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this report for information regarding securities authorized for issuance under our equity compensation plans.

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the stock included in the Standard & Poor’s 500 Index and a Peer Group Index during the five year period ended December 31, 2019.

The graph assumes an investment of $100 made in our common stock and each Index as of January 1, 2015 and has been weighted based on market capitalization. Note that our common stock price performance shown below should not be viewed as being indicative of future performance.

Companies in the peer group, which consist of companies in the S&P 500 Index or S&P MidCap 400 Index are as follows: Acadia Healthcare Company, Inc., Community Health Systems, Inc., HCA Healthcare, Inc., LifePoint Health, Inc. (included until November, 2018, when it was acquired by Apollo Management) and Tenet Healthcare Corporation.

Company Name / Index	2014 Base	2015	2016	2017	2018	2019
Universal Health Services, Inc.	$100.00	$107.74	$96.24	$102.90	$106.16	$131.23
S&P 500 Index	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
Peer Group	$100.00	$84.91	$76.50	$86.85	$117.80	$146.47

ITEM 6.	Selected Financial Data

The following table contains our selected financial data for, or as of the end of, each of the five years ended December 31, 2019. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Summary of Operations (in thousands)
Net revenues	$11,378,259	$10,772,278	$10,409,865	$9,766,210	$9,043,451
Income before income taxes	$1,066,337	$1,034,525	$1,135,009	$1,156,358	$1,145,901
Net income attributable to UHS	$814,854	$779,705	$752,303	$702,409	$680,528
Net margin	7.2%	7.2%	7.2%	7.2%	7.5%
Return on average equity	15.0%	14.6%	15.5%	16.0%	16.6%
Financial Data (in thousands)
Cash provided by operating activities	$1,438,469	$1,274,742	$1,247,585	$1,254,509	$1,045,310
Capital expenditures, net (1)	$634,095	$664,962	$557,506	$519,939	$379,321
Total assets	$11,668,250	$11,265,480	$10,761,828	$10,317,802	$9,615,444
Current maturities of long-term debt	$87,550	$63,446	$545,619	$105,895	$62,722
Long-term debt	$3,896,577	$3,935,187	$3,494,390	$4,030,230	$3,368,634
UHS’s common stockholders’ equity	$5,504,105	$5,389,262	$4,989,514	$4,533,220	$4,249,647
Percentage of total debt to total capitalization	42%	43%	45%	48%	45%
Operating Data—Acute Care Hospitals (2)
Average licensed beds	6,379	6,232	6,127	5,934	5,832
Average available beds	6,205	6,056	5,954	5,759	5,656
Inpatient admissions	317,983	303,985	297,390	274,074	261,727
Average length of patient stay	4.6	4.5	4.4	4.6	4.7
Patient days	1,451,847	1,376,988	1,312,265	1,251,511	1,218,969
Occupancy rate for licensed beds	62%	61%	59%	58%	57%
Occupancy rate for available beds	64%	62%	60%	59%	59%
Operating Data—Behavioral Health Facilities (2)
Average licensed beds	23,812	23,509	23,151	21,829	21,202
Average available beds	23,711	23,425	23,068	21,744	21,116
Inpatient admissions	488,367	482,658	467,822	456,052	447,007
Average length of patient stay	13.3	13.3	13.6	13.2	13.1
Patient days	6,487,707	6,418,334	6,381,756	6,004,066	5,835,134
Occupancy rate for licensed beds	75%	75%	76%	75%	75%
Occupancy rate for available beds	75%	75%	76%	75%	76%
Per Share Data
Net income attributable to UHS—basic	$9.16	$8.35	$7.86	$7.22	$6.89
Net income attributable to UHS—diluted	$9.13	$8.31	$7.81	$7.14	$6.76
Dividends declared	$0.60	$0.40	$0.40	$0.40	$0.40
Other Information (in thousands)
Weighted average number of shares outstanding—basic	88,762	93,276	95,652	97,208	98,797
Weighted average number of shares and share equivalents outstanding—diluted	89,040	93,750	96,325	98,380	100,694

(1)	Amounts exclude non-cash capital lease obligations, if any.
(2)	Excludes statistical information related to divested facilities.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals and outpatient facilities and behavioral health care facilities.

As of February 26, 2020, we owned and/or operated 354 inpatient facilities and 42 outpatient and other facilities including the following located in 37 states, Washington, D.C., the United Kingdom and Puerto Rico:

Acute care facilities located in the U.S.:

•	26 inpatient acute care hospitals;
•	14 free-standing emergency departments, and;
•	6 outpatient centers & 1 surgical hospital.

Behavioral health care facilities (328 inpatient facilities and 21 outpatient facilities):

Located in the U.S.:

•	185 inpatient behavioral health care facilities, and;
•	19 outpatient behavioral health care facilities.

Located in the U.K.:

•	140 inpatient behavioral health care facilities, and;
•	2 outpatient behavioral health care facilities.

Located in Puerto Rico:

•	3 inpatient behavioral health care facilities.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 54% during 2019 and 53% during each of 2018 and 2017. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 46% of our consolidated net revenues during 2019 and 47% during each of 2018 and 2017.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $554 million in 2019, $505 million in 2018 and $429 million in 2017. Total assets at our U.K. behavioral health care facilities were approximately $1.270 billion as of December 31, 2019, $1.224 billion as of December 31, 2018 and $1.098 billion as of December 31, 2017.

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
•

an increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. Legislation has already been enacted that has eliminated the penalty for failing to maintain health coverage that was part of the original Patient Protection and Affordable Care Act (the “Legislation”). President Trump has already taken executive actions: (i) requiring all federal agencies with authorities and responsibilities under the Legislation to “exercise all authority and discretion available to them to waiver, defer, grant exemptions from, or delay” parts of the Legislation that place “unwarranted economic and regulatory burdens” on states, individuals or health care providers; (ii) the issuance of a final rule in June, 2018 by the Department of Labor to enable the formation of association health plans that would be exempt from certain Legislation requirements such as the provision of essential health benefits; (iii) the issuance of a final rule in August, 2018 by the Department of Labor, Treasury, and Health and Human Services to expand the availability of short-term, limited duration health insurance, (iv) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level; (v) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans; (vi) the issuance of a final rule in June, 2019 by the Departments of Labor, Treasury, and Health and Human Services that would incentivize the use of health reimbursement arrangements by employers to permit employees to purchase health insurance in the individual market, and; (vii) directing the issuance of federal rulemaking by executive agencies to increase transparency of healthcare price and quality information.  The uncertainty resulting from these Executive Branch policies has led to reduced Exchange enrollment in 2018, 2019 and 2020 and is expected to further worsen the individual and small group market risk pools in future years.  It is also anticipated that these and future policies may create additional cost and reimbursement pressures on hospitals, including ours. In addition, while attempts to repeal the entirety of the Legislation have not been successful to date, a key provision of the Legislation was repealed as part of the Tax Cuts and Jobs Act and on December 14, 2018, a federal U.S. District Court Judge in Texas ruled the entire Legislation is unconstitutional.  That ruling was stayed and has been appealed.  On December 18, 2019, the 5th Circuit Court of Appeals voted 2-1 to strike down the Legislation individual mandate as unconstitutional and sent the case back to the U.S. District Court in Texas to determine which Legislation provisions should be stricken with the mandate or whether the entire law is unconstitutional without the individual mandate. It is likely this matter will ultimately be appealed to the U.S. Supreme Court.  We are unable to predict the final outcome of this matter which has caused greater uncertainty regarding the future status of the Legislation. If all or any parts of the Legislation are ultimately found to be unconstitutional, it could have a material adverse effect on our business, financial condition and results of operations. See below in Sources of Revenue and Health Care Reform for additional disclosure;

•

possible unfavorable changes in the levels and terms of reimbursement for our charges by third party payers or government based payers, including Medicare or Medicaid in the United States, and government based payers in the United Kingdom;

•

our ability to enter into managed care provider agreements on acceptable terms and the ability of our competitors to do the same, including contracts with United/Sierra Healthcare in Las Vegas, Nevada.  Effective January, 2020, United/Sierra Healthcare in Las Vegas, entered into an agreement with a competitor health system that was previously excluded from their contractual network in the area. As a result, we believe that our 6 acute care hospitals in the Las Vegas, Nevada market, will likely experience a decrease in patient volumes.  However, we have entered into an amended agreement with United/Sierra Healthcare related to our hospitals in the Las Vegas market that provide for various rate increases beginning in January, 2020. Although we estimate that the unfavorable impact of the projected decreases in patient volumes should be largely offset by the favorable impact of the increased rates, we can provide no assurance that these developments will not have a material adverse impact on our future results of operations;

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

•	the impact of severe weather conditions, including the effects of hurricanes and climate change;
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

•

in August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. The 2011 Act imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year with a uniform percentage reduction across all Medicare programs. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, continued the 2% reductions to Medicare reimbursement imposed under the 2011 Act. Subsequent legislation enacted by Congress extended reductions through 2029.  We cannot predict whether Congress will restructure the implemented Medicare payment reductions or what other federal budget deficit reduction initiatives may be proposed by Congress going forward;

•	uninsured and self-pay patients treated at our acute care facilities unfavorably impact our ability to satisfactorily and timely collect our self-pay patient accounts;
•	changes in our business strategies or development plans;
•

in June, 2016, the United Kingdom affirmatively voted in a non-binding referendum in favor of the exit of the United Kingdom (“U.K.”)from the European Union (the “Brexit”) and it was approved by vote of the British legislature. On March 29, 2017, the United Kingdom triggered Article 50 of the Lisbon Treaty, formally starting negotiations regarding its exit from the European Union.  On January 31, 2020, the U.K. formally exited the European Union. The U.K. and the European Union will now enter into a transition period in which the terms of the future relationship must be negotiated. The outcome of these negotiations is uncertain, and we do not know to what extent Brexit will ultimately impact the business and regulatory environment in the U.K., the European Union, or other countries.  The U.K. will continue to follow European Union rules through at least December 31, 2020 (the “Transition Period”). The Transition Period may be extended through December 31, 2022.  Any of these effects of Brexit, and others we cannot anticipate, could harm our business, financial condition and results of operations;

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

We report net patient service revenue at the estimated net realizable amounts from patients and third-party payers and others for services rendered. We have agreements with third-party payers that provide for payments to us at amounts different from our established rates. Payment arrangements include rates per discharge, reimbursed costs, discounted charges and per diem payments. Estimates of contractual allowances, which represent explicit price concessions under ASC 606, under managed care plans are based upon the payment terms specified in the related contractual agreements. We closely monitor our historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to assure that provisions are made using the most accurate information available. However, due to the complexities involved in these estimations, actual payments from payers may be different from the amounts we estimate and record.

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our Consolidated Balance Sheets. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we cannot provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our results in 2019, 2018 or 2017. If it were to occur, each 1% adjustment to our estimated net Medicare revenues that are subject to retrospective review and settlement as of December 31, 2019, would change our after-tax net income by approximately $1 million.

Charity Care, Uninsured Discounts and Other Adjustments to Revenue:  Collection of receivables from third-party payers and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill which is the patient’s responsibility, primarily co-payments and deductibles. We estimate our revenue adjustments for implicit price concessions based on general factors such as payer mix, the aging of the receivables and historical collection experience, consistent with our estimates for provisions for doubtful accounts under ASC 605.  We routinely review accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectability of the patient accounts and make adjustments to our allowances as warranted. At our acute care hospitals, third party liability accounts are pursued until all payment and adjustments are posted to the patient account. For those accounts with a patient balance after third party liability is finalized or accounts for uninsured patients, the patient receives statements and collection letters.

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

Historically, a significant portion of the patients treated throughout our portfolio of acute care hospitals are uninsured patients which, in part, has resulted from patients who are employed but do not have health insurance or who have policies with relatively high deductibles. Patients treated at our hospitals for non-elective services, who have gross income of various amounts, dependent upon the state, ranging from 200% to 400% of the federal poverty guidelines, are deemed eligible for charity care. The federal poverty guidelines are established by the federal government and are based on income and family size. Because we do not pursue collection of amounts that qualify as charity care, the transaction price is fully adjusted and there is no impact in our net revenues or in our accounts receivable, net.

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts net revenues in future periods. Although the patient’s ultimate eligibility determination may result in adjustments to net revenues, these adjustments do not have a material impact on our results of operations in 2019, 2018 or 2017 since our facilities make estimates at each financial reporting period to adjust revenue based on historical collections.  Under ASC 605, these estimates were reported in the provision for doubtful accounts.

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

Uncompensated care (charity care and uninsured discounts):

The following table shows the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the years ended December 31, 2019, 2018 and 2017:

	(dollar amounts in thousands)
	2019		2018		2017
	Amount	%	Amount	%	Amount	%
Charity care	$672,326	31%	$761,783	40%	$887,136	50%
Uninsured discounts	1,511,738	69%	1,132,811	60%	881,265	50%
Total uncompensated care	$2,184,064	100%	$1,894,594	100%	$1,768,401	100%

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

	(amounts in thousands)
	2019	2018	2017
Estimated cost of providing charity care	$77,886	$94,088	$120,208
Estimated cost of providing uninsured discounts related care	175,128	139,913	119,412
Estimated cost of providing uncompensated care	$253,014	$234,001	$239,620

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

We performed an impairment assessment as of October 1, 2019 which indicated no impairment of goodwill.  There were also no goodwill impairments during 2018 or 2017.

Our 2019 and 2018 financial results included aggregate pre-tax provisions for asset impairments of $98 million and $49 million, respectively, recorded in connection with Foundations Recovery Network, L.L.C. (“Foundations”), which was acquired by us in 2015. These pre-tax provisions for asset impairments include: (i) a $124 million impairment provision to write-off the carrying value of the Foundations’ tradename intangible asset ($75 million recorded during 2019 and $49 million recorded during 2018), and; (ii) a $23 million impairment provision recorded during 2019 to reduce the carrying value of real property assets of certain Foundations’ facilities. Please see below in Provision for Asset Impairment-Foundations Recovery Network for additional information.

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

On December 22, 2017, the President of the United States signed into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “TCJA-17”).  The TCJA-17 made broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations through the implementation of a territorial tax system; (5) creating a new limitation on deductible interest expense, and; (6) limiting certain other deductions. We provided a provisional estimate of the effects of the TCJA-17 in the fourth quarter of 2017 financial statements.  In the fourth quarter of 2018, we completed our analysis to determine the effects of the TCJA-17 in accordance with Staff Accounting Bulletin No. 118 as follows:

Reduction of U.S. federal corporate tax rate:  The TCJA-17 reduces the corporate tax rate to 21 percent, effective January 1, 2018.  Deferred income taxes are based on the estimated future tax effects of differences between the financial statement carrying amounts and the tax basis of assets and liabilities under the provisions of the enacted laws.  For certain of our deferred tax assets and deferred tax liabilities, we recorded a provisional decrease of $97 million and $127 million, respectively, with a corresponding net adjustment to deferred tax benefit of $30 million for the year ended December 31, 2017.  Upon completion of our 2017 U.S. Corporate Income Tax Return, an increase of $1 million attributable to certain deferred tax assets and a decrease of $5 million attributable to certain deferred tax liabilities was recorded resulting in an additional net deferred tax benefit of $6 million.

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

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. Our tax returns have been examined by the Internal Revenue Service through the year ended December 31, 2006. We believe that adequate accruals have been provided for federal, foreign and state taxes.

See Provision for Income Taxes and Effective Tax Rates below for discussion of our effective tax rates during each of the last three years.

Recent Accounting Pronouncements:  For a summary of recent accounting pronouncements, please see Note 1 to the Consolidated Financial Statements-Accounting Standards as included in this Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

The following table summarizes our results of operations, and is used in the discussion below, for the years ended December 31, 2019, 2018 and 2017 (dollar amounts in thousands):

	Year Ended December 31,
	2019		2018		2017
		% of Net		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts					$11,278,942
Less: Provision for doubtful accounts					869,077
Net revenues	$11,378,259	100.0%	$10,772,278	100.0%	10,409,865	100.0%
Operating charges:
Salaries, wages and benefits	5,588,893	49.1%	5,254,536	48.8%	4,980,637	47.8%
Other operating expenses	2,723,911	23.9%	2,614,687	24.3%	2,493,062	23.9%
Supplies expense	1,251,346	11.0%	1,168,654	10.8%	1,105,096	10.6%
Depreciation and amortization	490,392	4.3%	453,045	4.2%	447,765	4.3%
Lease and rental expense	107,809	0.9%	106,094	1.0%	103,127	1.0%
Subtotal-operating expenses	10,162,351	89.3%	9,597,016	89.1%	9,129,687	87.7%
Income from operations	1,215,908	10.7%	1,175,262	10.9%	1,280,178	12.3%
Interest expense, net	162,733	1.4%	154,956	1.4%	145,169	1.4%
Other (income) expense, net	(13,162)	-0.1%	(14,219)	-0.1%	0	0.0%
Income before income taxes	1,066,337	9.4%	1,034,525	9.6%	1,135,009	10.9%
Provision for income taxes	238,794	2.1%	236,642	2.2%	363,697	3.5%
Net income	827,543	7.3%	797,883	7.4%	771,312	7.4%
Less: Net income attributable to noncontrolling interests	12,689	0.1%	18,178	0.2%	19,009	0.2%
Net income attributable to UHS	$814,854	7.2%	$779,705	7.2%	$752,303	7.2%

Year Ended December 31, 2019 as compared to the Year Ended December 31, 2018:

Net revenues increased 5.6%, or $606 million, to $11.38 billion during 2019 as compared to $10.77 billion during 2018. The increase was primarily attributable to:

•	a $583 million or 5.5% increase in net revenues generated from our acute care and behavioral health care operations owned during both periods (which we refer to as “same facility”), and;
•

$23 million of other combined net revenue increases due primarily to the revenues generated at 25 behavioral health facilities located in the U.K. acquired during the third quarter of 2018 in connection with our acquisition of The Danshell Group.

Income before income taxes increased $32 million to $1.07 billion during 2019 as compared to $1.03 billion during 2018. The net increase in our income before income taxes during 2019, as compared to 2018, was due to the following:

•	an increase of $5 million as discussed below in Acute Care Hospital Services;
•

an increase of $34 million as discussed below in Behavioral Health Services, excluding the asset impairment charges recorded during 2019 and 2018 related to Foundations Recovery Network, LLC, as discussed below;

•

a net increase of $91 million due to a favorable change in the pre-tax increases recorded during 2019 and 2018 to the reserve established in connection with the civil aspects of the government’s investigation of certain of our behavioral health care facilities ($11 million pre-tax reserve increase recorded during 2019 as compared to a $102 million pre-tax increase recorded during 2018), see Item 3 – Legal Proceedings for additional disclosure;

•

a net decrease of $49 million from an increase in the asset impairment charges recorded during 2019 ($98 million) and 2018 ($49 million) in connection with Foundations Recovery Network, LLC which was acquired by us during 2015 (see Other Operating Results-Provision for Asset Impairment-Foundations Recovery Network below for additional disclosure);

•	a decrease of $8 million resulting from an increase in interest expense, as discussed below in Other Operating Results-Interest Expense, and;

•	$41 million of other combined net decreases.

Net income attributable to UHS increased $35 million to $815 million during 2019 as compared to $780 million during 2018.

The increase consisted of:

•	an increase of $32 million in income before income taxes, as discussed above;
•	an increase of $5 million due to a decrease in the income attributable to noncontrolling interests, and;
•

a decrease of $2 million resulting from a net increase in the provision for income taxes resulting primarily from: (i) an increase in the provision for income taxes due to the $32 million increase in pre-tax income; (ii) a $6 million increase in the provision for income taxes recorded during 2019 resulting from the net estimated federal and state income taxes due on the portion of the reserve established in connection with the civil aspects of the government’s investigation of certain of our behavioral health care facilities that is estimated to be non-deductible for income tax purposes, partially offset by; (iii) a decrease in the provision for income taxes of $11 million resulting from our adoption of ASU 2016-09 which decreased our provision for income taxes by approximately $12 million during 2019, as compared to a decrease of approximately $1 million during 2018.  Please see additional disclosure below in Other Operating Results-Provision for Income Taxes and Effective Tax Rates.

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

Income before income taxes decreased $100 million to $1.03 billion during 2018 as compared to $1.14 billion during 2017. The net decrease in our income before income taxes during 2018, as compared to 2017, was due to the following:

•	an increase of $67 million as discussed below in Acute Care Hospital Services;
•	a decrease of $4 million as discussed below in Behavioral Health Services (excluding the $49 million intangible asset impairment charge recorded during 2018, as discussed below);
•

a decrease of $102 million due to an increase recorded during 2018 to the reserve established in connection with the civil aspects of the government’s investigation of certain of our behavioral health care facilities (please see Item 3 – Legal Proceedings for additional disclosure);

•

a decrease of $49 million from an intangible asset (tradename) impairment charge recorded during 2018 in connection with Foundations Recovery Network, LLC which was acquired by us during 2015 (see additional disclosure below in Other Operating Results-Provision for Asset Impairment-Foundations Recovery Network);

•	a decrease of $10 million resulting from an increase in interest expense, as discussed below in Other Operating Results-Interest Expense, and;
•	$2 million of other combined net decreases.

Net income attributable to UHS increased $27 million to $780 million during 2018 as compared to $752 million during 2017.

The increase consisted of:

•	a decrease of $100 million in income before income taxes, as discussed above;
•	an increase of $1 million due to a decrease in the income attributable to noncontrolling interests, and;
•

an increase of $127 million resulting from a net decrease in the provision for income taxes resulting primarily from: (i)  a decrease in the provision for income taxes resulting from the $99 million decrease in pre-tax income; (ii) a decrease in the provision for income taxes during 2018 resulting from the Tax Cuts and Jobs Act of 2017 which, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%; (iii) a decrease resulting from an $11 million increase in the provision for income taxes recorded during 2017 due to the repatriation tax incurred pursuant to the Tax Cuts and Jobs Act of 2017 (in connection with our behavioral health care facilities located in the U.K), partially offset by; (iv) an increase resulting from a $30 million decrease in the provision for income taxes recorded during 2017 due to a reduction in our net deferred income tax liability resulting from a lower federal income tax rate beginning January 1, 2018 pursuant to the Tax Cuts and Jobs Act of 2017, and; (v) a $21 million increase to our provision for income taxes due to an unfavorable change resulting from our January 1, 2017 adoption of ASU 2016-09, which decreased our provision for income taxes by $1 million during 2018 as compared to $22 million during 2017.

Acute Care Hospital Services

Year Ended December 31, 2019 as compared to the Year Ended December 31, 2018:

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

The following table summarizes the results of operations for our acute care hospital services on a same facility basis and is used in the discussions below for the years ended December 31, 2019 and 2018 (dollar amounts in thousands):

	Year Ended		Year Ended
	December 31, 2019		December 31, 2018
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues	$6,053,228	100.0%	$5,621,338	100.0%
Operating charges:
Salaries, wages and benefits	2,556,383	42.2%	2,366,985	42.1%
Other operating expenses	1,364,735	22.5%	1,242,521	22.1%
Supplies expense	1,048,639	17.3%	968,067	17.2%
Depreciation and amortization	304,206	5.0%	278,661	5.0%
Lease and rental expense	60,324	1.0%	57,235	1.0%
Subtotal-operating expenses	5,334,287	88.1%	4,913,469	87.4%
Income from operations	718,941	11.9%	707,869	12.6%
Interest expense, net	1,330	0.0%	1,658	0.0%
Other (income) expense, net	(32)	0.0%	(2,498)	0.0%
Income before income taxes	$717,643	11.9%	$708,709	12.6%

On a same facility basis during 2019, as compared to 2018, net revenues from our acute care services increased $432 million or 7.7%. Income before income taxes increased $9 million or 1% to $718 million or 11.9% of net revenues during 2019 as compared to $709 million or 12.6% of net revenues during 2018.

Inpatient admissions to our acute care hospitals owned during both years increased 4.6% during 2019, as compared to 2018, while patient days increased 5.4%. Adjusted admissions (adjusted for outpatient activity) increased 4.8% and adjusted patient days increased 5.7% during 2019, as compared to 2018. The average length of inpatient stay at these facilities was 4.6 days during 2019 and 4.5 days during 2018. The occupancy rate, based on the average available beds at these facilities, was 64% during 2019 and 62% during 2018. On a same facility basis, net revenue per adjusted admission at these facilities increased 2.5% during 2019, as compared to 2018, and net revenue per adjusted patient day increased 1.7% during 2019, as compared to 2018.

   All Acute Care Hospital Services

The following table summarizes the results of operations for all our acute care operations during 2019 and 2018. These amounts include: (i) our acute care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including, if applicable, the results of recently acquired/opened ancillary businesses. Dollar amounts below are reflected in thousands.

	Year Ended		Year Ended
	December 31, 2019		December 31, 2018
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues	$6,164,560	100.0%	$5,719,905	100.0%
Operating charges:
Salaries, wages and benefits	2,559,682	41.5%	2,367,014	41.4%
Other operating expenses	1,474,674	23.9%	1,341,088	23.4%
Supplies expense	1,049,747	17.0%	968,067	16.9%
Depreciation and amortization	305,264	5.0%	278,661	4.9%
Lease and rental expense	60,485	1.0%	57,235	1.0%
Subtotal-operating expenses	5,449,852	88.4%	5,012,065	87.6%
Income from operations	714,708	11.6%	707,840	12.4%
Interest expense, net	1,330	0.0%	1,658	0.0%
Other (income) expense, net	(32)	0.0%	(2,498)	0.0%
Income before income taxes	$713,410	11.6%	$708,680	12.4%

During 2019, as compared to 2018, net revenues generated from our acute care hospital services increased $445 million or 7.8% to $6.16 billion due primarily to: (i) a $432 million, or 7.7%, increase same facility revenues, as discussed above, and; (ii) other combined net increase of $13 million due primarily to increased provider tax assessments incurred during 2019 as compared to 2018.

Income before income taxes increased $5 million to $713 million or 11.6% of net revenues during 2019 as compared to $709 million or 12.4% of net revenues during 2018.  The increase resulted from the $9 million increase in income before income taxes from our acute care hospital services, on a same facility basis, as discussed above, partially offset by $4 million of other combined net unfavorable changes.

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

Behavioral Health Care Services

Year Ended December 31, 2019 as compared to the Year Ended December 31, 2018

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

The following table summarizes the results of operations for our behavioral health care services, on a same facility basis, and is used in the discussions below for the years ended December 31, 2019 and 2018 (dollar amounts in thousands):

	Year Ended		Year Ended
	December 31, 2019		December 31, 2018
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues	$5,058,199	100.0%	$4,907,002	100.0%
Operating charges:
Salaries, wages and benefits	2,687,677	53.1%	2,577,411	52.5%
Other operating expenses	947,073	18.7%	939,220	19.1%
Supplies expense	199,578	3.9%	197,243	4.0%
Depreciation and amortization	163,963	3.2%	155,652	3.2%
Lease and rental expense	44,123	0.9%	45,673	0.9%
Subtotal-operating expenses	4,042,414	79.9%	3,915,199	79.8%
Income from operations	1,015,785	20.1%	991,803	20.2%
Interest expense, net	1,460	0.0%	1,597	0.0%
Other (income) expense, net	(380)	0.0%	2,530	0.1%
Income before income taxes	$1,014,705	20.1%	$987,676	20.1%

On a same facility basis during 2019, as compared to 2018, net revenues generated from our behavioral health care services increased $151 million or 3.1% to $5.06 billion during 2019 as compared to $4.91 billion during 2018. Income before income taxes increased $27 million or 3% to $1.01 billion or 20.1% of net revenues during 2019 as compared to $988 million or 20.1% of net revenues during 2018.

Inpatient admissions to our behavioral health care facilities owned during both years increased 1.1% during 2019, as compared to 2018, while patient days increased 0.5%. Adjusted admissions increased 1.2% and adjusted patient days increased 0.6% during 2019, as compared to 2018. The average length of inpatient stay at these facilities were 13.1 days and 13.2 days during 2019 and 2018, respectively. The occupancy rate, based on the average available beds at these facilities, were 76% during each of 2019 and 2018.  On a same facility basis, net revenue per adjusted admission at these facilities increased 2.2% during 2019, as compared to 2018, and net revenue per adjusted patient day increased 2.7% during 2019, as compared to 2018.

During 2019, as compared to longer term historical trends, admission growth slowed, in part, due to labor shortages in selected geographies which reduced our ability to fully meet the demand of patients eligible for admission.

All Behavioral Health Care Services

The following table summarizes the results of operations for all our behavioral health care services during 2019 and 2018. These amounts include: (i) our behavioral health care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes; (iii) provision for asset impairments recorded during 2019 and 2018 in connection with Foundations Recovery Network, L.L.C., and; (iv) certain other amounts including the results of facilities acquired or opened during the past year as well as the results of certain facilities that were closed or restructured during the past year. Dollar amounts below are reflected in thousands.

	Year Ended		Year Ended
	December 31, 2019		December 31, 2018
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues	$5,210,063	100.0%	$5,038,874	100.0%
Operating charges:
Salaries, wages and benefits	2,739,871	52.6%	2,617,337	51.9%
Other operating expenses	1,152,733	22.1%	1,091,102	21.7%
Supplies expense	201,114	3.9%	200,008	4.0%
Depreciation and amortization	172,697	3.3%	163,155	3.2%
Lease and rental expense	46,799	0.9%	48,316	1.0%
Subtotal-operating expenses	4,313,214	82.8%	4,119,918	81.8%
Income from operations	896,849	17.2%	918,956	18.2%
Interest expense, net	1,460	0.0%	1,597	0.0%
Other (income) expense, net	(5,576)	-0.1%	1,842	0.0%
Income before income taxes	$900,965	17.3%	$915,517	18.2%

During 2019, as compared to 2018, net revenues generated from our behavioral health care services increased $171 million, or 3.4%, to $5.21 billion during 2019 as compared to $5.04 billion during 2018. The increase in net revenues was attributable to: (i) $151 million or 3.1% increase in same facility revenues, as discussed above, and; (ii) a $20 million other combined net increase consisting primarily of the revenues generated at the 25 behavioral health facilities acquired in the U.K. acquired during the third quarter of 2018 in connection with our acquisition of The Danshell Group.

Income before income taxes decreased $15 million or 2% to $901 million or 17.3% of net revenues during 2019 as compared to $916 billion or 18.2% of net revenues during 2018. The decrease in income before income taxes at our behavioral health facilities was attributable to:

•	a $27 million increase at our behavioral health facilities on a same facility basis, as discussed above;
•

a net decrease of $49 million from the asset impairment charges recorded during 2019 ($98 million) and 2018 ($49 million) in connection with Foundations Recovery Network, LLC which was acquired by us during 2015 (see Other Operating Results-Provision for Asset Impairment-Foundations Recovery Network below for additional disclosure), and;

•	other combined net increase of $7 million including a $6 million gain on asset disposal recording during 2019.

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

On a same facility basis during 2018, as compared to 2017, net revenues generated from our behavioral health care services increased $123 million or 2.6% to $4.89 billion during 2018 as compared to $4.77 billion during 2017. Income before income taxes decreased $10 million or 1% to $998 million or 20.4% of net revenues during 2018 as compared to $1.01 billion or 21.1% of net revenues during 2017.

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

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the “Legislation”). The Healthcare and Education Reconciliation Act of 2010 (the “Reconciliation Act”), which contains a number of amendments to the Legislation, was signed into law on March 30, 2010. Two primary goals of the Legislation, combined with the Reconciliation Act (collectively referred to as the “Legislation”), are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses.

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

A 2012 U.S. Supreme Court ruling limited the federal government’s ability to expand health insurance coverage by holding unconstitutional sections of the Legislation that sought to withdraw federal funding for state noncompliance with certain Medicaid coverage requirements. Pursuant to that decision, the federal government may not penalize states that choose not to participate in the Medicaid expansion by reducing their existing Medicaid funding. Therefore, states can choose to expand or not to expand their Medicaid program without risking the loss of federal Medicaid funding. As a result, many states, including Texas, have not expanded their Medicaid programs without the threat of loss of federal funding. CMS has granted, and is expected to grant additional, section 1115 demonstration waivers providing for work and community engagement requirements for certain Medicaid eligible individuals. CMS has also released guidance to states interested in receiving their Medicaid funding through a block grant mechanism. It is anticipated this will lead to reductions in coverage, and likely increases in uncompensated care, in states where these demonstration waivers are granted.

On December 14, 2018, a Texas Federal District Court deemed the Legislation to be unconstitutional in its entirety. The Court concluded that the Individual Mandate is no longer permissible under Congress’s taxing power as a result of the Tax Cut and Jobs Act of 2017 (“TCJA”) reducing the individual mandate’s tax to $0 (i.e., it no longer produces revenue, which is an essential feature of a tax), rendering the Legislation unconstitutional.  The court also held that because the individual mandate is “essential” to the Legislation and is inseverable from the rest of the law, the entire Legislation is unconstitutional. Because the court issued a declaratory judgment and did not enjoin the law, the Legislation remains in place pending its appeal.  The District Court for the Northern District of Texas ruling was appealed to the U.S. Court of Appeals for the Fifth Circuit. On December 18, 2019, the 5th Circuit Court of Appeals’ three-judge panel voted 2-1 to strike down the Legislation individual mandate as unconstitutional. The 5th Circuit Court also sent the case back to the Texas district court to determine which Legislation provisions should be stricken with the mandate or whether the entire Legislation is unconstitutional. It is likely this matter will ultimately be appealed to the United States Supreme Court. We are unable to predict the final outcome of this legal challenge and its financial impact on our future results of operation.

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

The impact of the Legislation on each of our hospitals may vary. Because Legislation provisions are effective at various times over the next several years, we anticipate that many of the provisions in the Legislation may be subject to further revision. Initiatives to repeal the Legislation, in whole or in part, to delay elements of implementation or funding, and to offer amendments or supplements to modify its provisions have been persistent. The ultimate outcomes of legislative attempts to repeal or amend the Legislation and legal challenges to the Legislation are unknown.  Legislation has already been enacted that eliminated the individual mandate penalty, effective January 1, 2019, related to the individual mandate to obtain health insurance that was part of the original Legislation. In addition, Congress previously considered legislation that would, in material part: (i) eliminate the large employer mandate to offer health insurance coverage to full-time employees; (ii) permit insurers to impose a surcharge up to 30 percent on individuals who go uninsured for more than two months and then purchase coverage; (iii) provide tax credits towards the purchase of health insurance, with a phase-out of tax credits accordingly to income level; (iv) expand health savings accounts; (v) impose a per capita cap on federal funding of state Medicaid programs, or, if elected by a state, transition federal funding to block grants, and; (vi) permit states to seek a waiver of certain federal requirements that would allow such state to define essential health benefits differently from federal standards and that would allow certain commercial health plans to take health status, including pre-existing conditions, into account in setting premiums.

In addition to legislative changes, the Legislation can be significantly impacted by executive branch actions.  In relevant part, President Trump has already taken executive actions: (i) requiring all federal agencies with authorities and responsibilities under the Legislation to “exercise all authority and discretion available to them to waive, defer, grant exemptions from, or delay” parts of the Legislation that place “unwarranted economic and regulatory burdens” on states, individuals or health care providers; (ii) the issuance of a final rule in June, 2018 by the Department of Labor to enable the formation of health plans that would be exempt from certain Legislation essential health benefits requirements; (iii) the issuance of a final rule in August, 2018 by the Department of Labor, Treasury, and Health and Human Services to expand the availability of short-term, limited duration health insurance; (iv) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level, (v) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans; (vi) the issuance of a final rule in June, 2019 by the Departments of Labor, Treasury, and Health and Human Services that would incentivize the use of health reimbursement arrangements by employers to permit employees to purchase health insurance in the individual market, and; (vii) directing the issuance of federal rulemaking by executive agencies to increase transparency of healthcare price and quality information. The uncertainty resulting from these Executive Branch policies led to reduced Exchange enrollment in 2018, 2019 and 2020 and is expected to further worsen the individual and small group market risk pools in future years.  In May, 2019, the Congressional Budget Office projected that 32 million people will be uninsured in 2020. It is also anticipated that these and future policies may create additional cost and reimbursement pressures on hospitals.

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

In August, 2019, CMS published its IPPS 2020 final payment rule which provides for a 3.0% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments, and adjustments mandated by the Affordable Care Act (“ACA”) are considered, without consideration for the required Medicare DSH payments changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments is approximately 2.8%. Including DSH payments and certain other adjustments, we estimate our overall increase from the final IPPS 2020 rule (covering the period of October 1, 2019 through September 30, 2020) will approximate 2.1%. This projected impact from the IPPS 2020 final rule includes an increase of approximately 0.5% to partially restore cuts made as a result of the American Taxpayer Relief Act of 2012 (“ATRA”), as required by the 21st Century Cures Act but excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, Bipartisan Budget Act of 2015, and Bipartisan Budget Act of 2018, as discussed below. CMS completed its full phase-in to use uncompensated care data from the 2015 Worksheet S-10 hospital cost reports to allocate approximately $8.5 billion in the DSH Uncompensated Care Pool.

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

On November 15, 2019, CMS finalized its Hospital Price Transparency rule that implements certain Price Transparency rules required by the June 24, 2019 Presidential Executive Order related to Improving Price and Quality Transparency in American Healthcare to Put Patients First.  Under this final rule, effective January 1, 2021, CMS will require: (1) hospitals make public their standard changes (both gross charges and payer-specific negotiated charges) for all items and services online in a machine-readable format, and; (2) hospitals to make public standard charge data for a limited set of “shoppable services” the hospital provides in a form and manner that is more consumer friendly. A lawsuit has been filed by several hospital associations, health systems, and hospitals in the U.S. District court for the District of Columbia challenging the legal authority of HHS to implement the final rule. We are unable to predict the ultimate outcome of this legal challenge and the type of relief that may be ordered by the courts. The deadline for compliance with the final rule is January 1, 2021. We are unable to determine the impact, if any, this final rule will have on our future results of operations.

In November, 2018, CMS published its OPPS final rule for 2019. The hospital market basket increase is 2.9%. The Medicare statute requires a productivity adjustment reduction of 0.8% and 0.75% reduction to the 2019 OPPS market basket resulting in a 2019 update to OPPS payment rates by 1.35%. When other statutorily required adjustments and hospital patient service mix are considered, we estimate that our overall Medicare OPPS update for 2019 will aggregate to a net increase of 1.1% which includes a 5.7% increase to behavioral health division partial hospitalization rates. When the behavioral health division’s partial hospitalization rate impact is excluded, we estimate that our Medicare 2019 OPPS payments will result in a 0.4% increase in payment levels for our acute care hospitals, as compared to 2018.

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

The Legislation substantially increases the federally and state-funded Medicaid insurance program, and authorizes states to establish federally subsidized non-Medicaid health plans for low-income residents not eligible for Medicaid starting in 2014. However, the Supreme Court has struck down portions of the Legislation requiring states to expand their Medicaid programs in exchange for increased federal funding. Accordingly, many states in which we operate have not expanded Medicaid coverage to individuals at 133% of the federal poverty level. Facilities in states not opting to expand Medicaid coverage under the Legislation may be additionally penalized by corresponding reductions to Medicaid disproportionate share hospital payments beginning in 2020, as discussed below. We can provide no assurance that further reductions to Medicaid revenues, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

On November 12, 2019, CMS issued the proposed Medicaid Fiscal Accountability Rule (“MFAR”) for which CMS believes will strengthen the fiscal integrity of the Medicaid program and help ensure that state supplemental payments and financing arrangements are transparent and value-driven.

This rule proposes to establish regulations to:

•Improve Reporting on Medicaid Supplemental Payments.

•Clarify Medicaid Financing Definitions.

•Reduce what CMS considers “Questionable Financing Mechanisms” by states.

•Clarifies the Definition of Permissible Health Care-Related Taxes and Donations.

•Implement certain Medicaid Disproportionate Share Hospital (DSH) Payment related changes.

The MFAR proposed rule, if implemented, could have a significant impact on the means by which states finance the non-federal share of their Medicaid programs. Under the proposal, CMS would have the ability to strike down common financing arrangements such as provider taxes, intergovernmental transfers and donations.  These changes could have detrimental impacts on state Medicaid programs. If finalized as proposed, the rule could potentially force states to raise taxes or cut their Medicaid budgets.  In subsequent years, it could have an unfavorable impact on Medicaid beneficiaries by likely limiting access to providers and requiring states to consider reductions to their Medicaid programs.

As disclosed in this annual report, we receive a significant amount of Medicaid and Medicaid managed care revenue from both base payments and supplemental payments. Although we are unable to estimate the impact of MFAR on our future results of operations, if implemented as proposed, MFAR related changes could have a material adverse impact on our future results of operations.

In January, 2020, CMS announced a new opportunity to support states with greater flexibility to improve the health of their Medicaid populations. The new 1115 Waiver Block Grant Type Demonstration program, titled Healthy Adult Opportunity (“HAO”), emphasizes the concept of value-based care while granting states extensive flexibility to administer and design their programs within a defined budget. CMS believes this state opportunity will enhance the Medicaid program’s integrity through its focus on accountability for results and quality improvement, making the Medicaid program stronger for states and beneficiaries.

The HAO program will include:

•	Beneficiary Protections.
•	Flexibility in the Administration of Benefits.
•	Transparency.
•	Financing and Program Integrity

o

States participating in HAO demonstrations will need to agree to operate their program within a defined budget target, set on either a total expenses or per-enrollee basis, in a manner similar to that used in other section 1115 demonstrations.

o	To the extent states achieve savings and demonstrate no declines in access or quality, CMS will share back a portion of the federal savings for reinvestment into Medicaid.
•	Limited Medicaid Population
o

The population includes adults under age 65 who are not eligible for Medicaid on the basis of disability or on their need for long term care services and supports, and who are not eligible under a state plan.

•	Benefit Design and Drug Coverage
o	States have the opportunity to design a benefit package that aligns with private coverage.
o	Provide states with greater negotiating power to lower drug spending and promote value in the program.
•	Managed Care and Delivery Systems
o	States will be able to use any combination of fee-for-service and managed care delivery systems and will have flexibility to alter these arrangements over the course of the demonstration
•	Streamlined Application Process Transitioning 1115 Demonstrations
•	Quality Strategy and Performance Assessment
o	States will be held to a high standard of accountability for producing positive health outcomes and will be subject to regular and thorough monitoring and evaluation

We are unable to predict whether any states will opt to apply for participation in the HAO demonstration or the impact on our future results of operations.

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

Effective April 1, 2018, certain of our acute care hospitals located in Texas began to receive Medicaid managed care rate enhancements under the Uniform Hospital Rate Increase Program (“UHRIP”).  The non-federal share component of these UHRIP rate enhancements are financed by Provider Taxes.  The Texas 1115 Waiver rules require UHRIP rate enhancements be considered in the Texas UC payment methodology which results in a reduction to our UC payments.  The UC amounts reported in the State Medicaid Supplemental Payment Program Table below reflect the impact of this new UHRIP program. In February, 2020, THHSC announced the UHRIP pool for the state’s 2021 fiscal year will increase to $3.0 billion from its current funding level of $1.6 billion.  We estimate that this change, if approved by CMS, will favorably impact our annual results of operations by approximately $12 million during that period, of which approximately $4 million relates to the year ended December 31, 2020.

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

Summary of Amounts Related To The Above-Mentioned Various State Medicaid Supplemental Payment Programs:

The following table summarizes the revenues, Provider Taxes and net benefit related to each of the above-mentioned Medicaid supplemental programs for the years ended December 31, 2019, 2018 and 2017.  The Provider Taxes are recorded in other operating expenses on the Condensed Consolidated Statements of Income as included herein.

	(amounts in millions)
	2019	2018	2017
Texas UC/UPL:
Revenues	$123	$135	$88
Provider Taxes	(47)	(51)	(25)
Net benefit	$76	$84	$63

Texas DSRIP:
Revenues	$35	$29	$46
Provider Taxes	(12)	(9)	(19)
Net benefit	$23	$20	$27

Various other state programs:
Revenues	$261	$223	$223
Provider Taxes	(135)	(119)	(127)
Net benefit	$126	$104	$96

Total all Provider Tax programs:
Revenues	$419	$387	$357
Provider Taxes	(194)	(179)	(171)
Net benefit	$225	$208	$186

Included in the 2019 Texas UC/UPL amounts reflected above was approximately $12 million received during the third quarter of 2019 (approximately $3 million of which relates to prior years).

We estimate that our aggregate net benefit from the Texas and various other state Medicaid supplemental payment programs will approximate $214 million (net of Provider Taxes of $207 million) during the year ending December 31, 2020. This estimate is based upon various terms and conditions that are out of our control including, but not limited to, the states’/CMS’s continued approval of the programs and the applicable hospital district or county making IGTs consistent with 2019 levels. Future changes to these terms and conditions could materially reduce our net benefit derived from the programs which could have a material adverse impact on our future consolidated results of operations.  In addition, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our future consolidated results of operations.

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

In connection with these DSH programs, included in our financial results was an aggregate of approximately $50 million during 2019, $38 million during 2018 and $34 million during 2017.  We expect the aggregate reimbursements to our hospitals pursuant to the Texas and South Carolina 2020 fiscal year programs to be approximately $32 million.

The Legislation and subsequent federal legislation provides for a significant reduction in Medicaid disproportionate share payments beginning in federal fiscal year 2020 (see below in Sources of Revenues and Health Care Reform-Medicaid Revisions for additional disclosure related to the delay of these DSH reductions). The U.S. Department of Health and Human Services is to determine the amount of Medicaid DSH payment cuts imposed on each state based on a defined methodology. As Medicaid DSH payments to states will be cut, consequently, payments to Medicaid-participating providers, including our hospitals in Texas and South Carolina, will be reduced in the coming years. Based on the CMS final rule published in September, 2019, beginning in fiscal year 2020, annual Medicaid DSH payments in South Carolina and Texas could be reduced by approximately 32% and 23%, respectively, from 2019 DSH payment levels.

Our behavioral health care facilities in Texas have been receiving Medicaid DSH payments since FFY 2016.  As with all Medicaid DSH payments, hospitals are subject to state audits that typically occur up to three years after their receipt. DSH payments are subject to a federal Hospital Specific Limit (“HSL”) and are not fully known until the DSH audit results are concluded.  In general, freestanding psychiatric hospitals tend to provide significantly less charity care than acute care hospitals and therefore are at more risk for retroactive recoupment of prior year DSH payments in excess of their respective HSL.  In light of the retroactive HSL audit risk for freestanding psychiatric hospitals, we have established DSH reserves for our facilities that have been receiving funds since FFY 2016. These DSH reserves are also impacted by the resolution of federal DSH litigation related to Children’s Hospital Association of Texas v. Azar (“CHAT”), No. 17-cv-844 (D.D.C. March 2, 2018), appeal docketed, No. 18-5135 (D.C. Cir. May 9, 2018) where the calculation of HSL was being challenged. In August, 2019, DC Circuit Court of Appeals issued a unanimous decision in CHAT and reversed the judgment of the district court in favor of CMS and ordered that CMS’s “2017 Rule” (regarding Medicaid DSH Payments—Treatment of Third Party Payers in Calculating Uncompensated Care Costs) be reinstated. CMS has not issued any additional guidance post the ruling and it is unclear if the plaintiffs in the case will appeal the decision to the Supreme Court of the United States. Separate legal challenges on this same issue are pending in circuit courts in the Fifth and Sixth Circuits. Additionally, on November 4, 2019, the United States Court of Appeals for the Eighth Circuit issued an opinion upholding the 2017 Rule. Missouri Hosp. Ass’n v. Azar, No. 18-1778 (8th Cir. Nov. 4, 2019) (i.e. reversing a district court order enjoining the 2017 rule). This legal activity may impact CMS’s guidance on the 2017 Rule regarding the federal HSL. The cumulative Medicaid DSH and UC reimbursements related to our behavioral health hospitals located in Texas, that have been reserved for in our financial statements related to these matters, amounted to $34 million and $19 million as of December 31, 2019 and 2018, respectively.

Nevada SPA:

In Nevada, CMS approved a state plan amendment (“SPA”) in August, 2014 that implemented a hospital supplemental payment program retroactive to January 1, 2014. This SPA has been approved for additional state fiscal years including the 2020 fiscal year covering the period of July 1, 2019 through June 30, 2020.

In connection with this program, included in our financial results was approximately $28 million during 2019, $26 million during 2018 and $21 million during 2017. We estimate that our reimbursements pursuant to this program will approximate $28 million during the year ended December 31, 2020.

California SPA:

In California, CMS issued formal approval of the 2017-19 Hospital Fee Program in December, 2017 retroactive to January 1, 2017 through June 30, 2019. This approval included the Medicaid inpatient and outpatient fee-for-service supplemental payments and the overall provider tax structure but did not yet include the approval of the managed care payment component. Upon approval by CMS, the managed care payment component will consist of two categories of payments, “pass-through” payments and “directed” payments. The pass-through payments will be similar in nature to the prior Hospital Fee Program payment method whereas the directed payment method will be based on actual concurrent hospital Medicaid managed care in-network patient volume. CMS has approved the “directed” payment component methodology for the period of July 1, 2017 through June 30, 2019. The timing of CMS’s approval of the “pass through” component is uncertain.  In September, 2019, the state submitted a request to renew the Hospital Fee Program for the period July 1, 2019 to December 31, 2021. The timing of CMS’s approval of this new program is uncertain. In connection with the existing program, included in our financial results was approximately $29 million during 2019, $25 million during 2018 and $14 million during 2017. We estimate that our reimbursements pursuant to this program will approximate $29 million during the year ended December 31, 2020. The aggregate impact of the California supplemental payment program, as outlined above, is included in the above State Medicaid Supplemental Payment Program table.

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

Health Care Reform: Listed below are the Medicare, Medicaid and other health care industry changes which have been, or are scheduled to be, implemented as a result of the Legislation.

Implemented Medicare Reductions and Reforms:

•

The Reconciliation Act reduced the market basket update for inpatient and outpatient hospitals and inpatient behavioral health facilities by 0.25% in each of 2010 and 2011, by 0.10% in each of 2012 and 2013, 0.30% in 2014, 0.20% in each of 2015 and 2016 and 0.75% in each of 2017, 2018 and 2019.

•	The Legislation implemented certain reforms to Medicare Advantage payments, effective in 2011.
•	A Medicare shared savings program, effective in 2012.
•	A hospital readmissions reduction program, effective in 2012.
•	A value-based purchasing program for hospitals, effective in 2012.
•	A national pilot program on payment bundling, effective in 2013.
•	Reduction to Medicare DSH payments, effective in 2014, as discussed above.

Medicaid Revisions:

•	Expanded Medicaid eligibility and related special federal payments, effective in 2014.
•

The Legislation (as amended by subsequent federal legislation) requires annual aggregate reductions in federal DSH funding from federal fiscal year (“FFY”) 2020 through FFY 2025. The aggregate annual reduction amounts are $4.0 billion for FFY 2020 and $8.0 billion for FFY 2021 through FFY 2025.  In December, 2019, federal legislation was enacted which delays the reduction in the Medicaid DSH allotment through May 22, 2020.

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

The Legislation seeks to increase competition among private health insurers by providing for transparent federal and state insurance exchanges. The Legislation also prohibits private insurers from adjusting insurance premiums based on health status, gender, or other specified factors. We cannot provide assurance that these provisions will not adversely affect the ability of private insurers to pay for services provided to insured patients, or that these changes will not have a negative material impact on our results of operations going forward.

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

The Legislation required HHS to implement a value-based purchasing program for inpatient hospital services which became effective on October 1, 2012. The Legislation requires HHS to reduce inpatient hospital payments for all discharges by a percentage beginning at 1% in FFY 2013 and increasing by 0.25% each fiscal year up to 2% in FFY 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions. In its fiscal year 2016 IPPS final rule, CMS funded the value-based purchasing program by reducing base operating DRG payment amounts to participating hospitals by 1.75%.  For FFY 2017 and subsequent years, this reduction was increased to its maximum of 2%.

Hospital Acquired Conditions:

The Legislation prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat hospital acquired conditions (“HAC”). Beginning in FFY 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments.

Readmission Reduction Program:

In the Legislation, Congress also mandated implementation of the hospital readmission reduction program (“HRRP”). Hospitals with excessive readmissions for conditions designated by HHS will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard. The HRRP currently assesses penalties on hospitals having excess readmission rates for heart failure, myocardial infarction, pneumonia, acute exacerbation of chronic obstructive pulmonary disease (COPD) and elective total hip arthroplasty (THA) and/or total knee arthroplasty (TKA), excluding planned readmissions, when compared to expected rates.  In the fiscal year 2015 IPPS final rule, CMS added readmissions for coronary artery bypass graft (CABG) surgical procedures beginning in fiscal year 2017. To account for excess readmissions, an applicable hospital's base operating DRG payment amount is adjusted for each discharge occurring during the fiscal year. Readmissions payment adjustment factors can be no more than a 3 percent reduction.

Accountable Care Organizations:

The Legislation requires HHS to establish a Medicare Shared Savings Program that promotes accountability and coordination of care through the creation of accountable care organizations (“ACOs”). The ACO program allows providers (including hospitals), physicians and other designated professionals and suppliers to voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS will be eligible to share in a portion of the amounts saved by the Medicare program.  CMS is also developing and implementing more advanced ACO payment models, such as the Next Generation ACO Model, which require ACOs to assume greater risk for attributed beneficiaries.  On December 21, 2018, CMS published a final rule that, in general, requires ACO participants to take on additional risk associated with participation in the program.  It remains unclear to what extent providers will pursue federal ACO status or whether the required investment would be warranted by increased payment.

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

CMMI implemented a new, second generation voluntary episode payment model, Bundled Payments for Care Improvement Advanced (BPCI-Advanced or the Program), with the first performance period beginning October 1, 2018.  BPCI-Advanced is designed to test a new iteration of bundled payments for 32 Clinical Episodes (29 inpatient and 3 outpatient) with an aim to align incentives among participating health care providers to reduce expenditures and improve quality of care for traditional Medicare beneficiaries. The first cohort of participants entered BPCI-Advanced on October 1, 2018, and agreed to an initial performance period that will run through December 31, 2023.  We initially elected to participate in BPCI-Advanced at seventeen (17) of our acute care hospitals across almost two hundred (200) clinical episodes in collaboration with a third-party convener which has extensive experience and success in BPCI. A second BPCI-Advanced cohort started January 1, 2020 where our participation in the program increased to twenty-two (22) acute care hospitals with over three hundred (300) clinical episodes. The ultimate success and financial impact of the BPCI-Advanced program is contingent on multiple variables so we are unable to estimate the impact.  However, given the breadth and scope of participation of our acute care hospitals in BPCI-Advanced, the impact could be significant (either favorably or unfavorably) depending on actual program results.

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

Other Operating Results

Interest Expense

Reflected below are the components of our interest expense which amounted to $163 million during 2019, $155 million during 2018 and $145 million during 2017 (amounts in thousands):

	2019	2018	2017
Revolving credit & demand notes (a.)	$3,066	$12,240	$10,933
$300 million, 3.75% Senior Notes due 2019 (b.)	—	10,156	11,250
$700 million, 4.75% Senior Notes due 2022 (c.)	32,280	32,280	32,280
$400 million, 5.00% Senior Notes due 2026 (d.)	20,000	20,000	20,000
Term loan facility A (a.)	73,005	63,021	47,745
Term loan facility B (a.)	20,274	3,511	—
Accounts receivable securitization program (e.)	12,471	11,785	7,987
Subtotal-revolving credit, demand notes, Senior Notes, term loan facility and accounts receivable securitization program	161,096	152,993	130,195
Interest rate swap (income)/expense, net	(3,400)	(6,726)	2,403
Amortization of financing fees	5,118	9,143	8,932
Other combined interest expense	3,754	3,343	4,740
Capitalized interest on major projects	(3,366)	(2,266)	(1,020)
Interest income	(469)	(1,531)	(81)
Interest expense, net	$162,733	$154,956	$145,169

(a.)

In October, 2018, we entered into a sixth amendment to our credit agreement dated November 15, 2010 to, among other things: (i.) increase the aggregate amount of the revolving commitments by $200 million to $1 billion; (ii) increase the aggregate amount of the term loan facility A by approximately $290 million to $2 billion, and; (iii) extend the maturity date of the credit agreement from August 7, 2019 to October 23, 2023. On October 31, 2018, we added a seven-year, Tranche B term loan facility, which matures on October 31, 2025, in the aggregate amount of $495 million pursuant to our credit agreement.

The credit agreement, as amended in October, 2018, consists of: (i) an $1 billion revolving credit facility (there are no outstanding borrowings under the revolving credit facility as of December 31, 2019); (ii) a term loan A facility with $2.0 billion of outstanding borrowings as of December 31, 2019, and; (iii) a term loan B facility with $500 million of outstanding borrowings as of December 31, 2019.

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

(e.)

In April, 2018, we amended our accounts receivable securitization program, which was scheduled to expire in December, 2018.  Pursuant to the amendment, the term has been extended through April 26, 2021, and the borrowing limit has been increased to $450 million from $440 million ($400 million outstanding as of December 31, 2019).

Interest expense increased $8 million during 2019 to $163 million as compared to $155 million during 2018.  The increase was due primarily to an increase in our aggregate average cost of borrowings pursuant to our revolving credit, demand notes, senior notes, term loan A and B facilities and accounts receivable securitization program facilities.  The average cost of borrowings on these facilities increased to 4.0% during 2019, as compared to 3.8% during 2018, on average outstanding borrowings of approximately $4.0 billion during each year.

Interest expense increased $10 million during 2018 to $155 million as compared to $145 million during 2017.  The increase was due primarily to: (i) a net increase of $23 million in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan A and B facilities and accounts receivable securitization program resulting from an increase in our aggregate average cost of borrowings pursuant to these facilities (3.8% during 2018, as compared to 3.2% during 2017, on average outstanding borrowings of approximately $4.0 billion during each year), partially offset by; (ii) a $9 million decrease in the interest rate swap expense; (iii) a $3 million combined increase in capitalized interest and interest income, and; (iv) $1 million of other combined net decreases.

The aggregate average effective interest rate, including amortization of deferred financing costs, original issue discounts and designated interest rate swap expense, on borrowings outstanding under our revolving credit, demand notes, senior notes, term loan A and B facilities and accounts receivable securitization program (which amounted to approximately $4.0 billion during each of 2019, 2018 and 2017), were 4.0% during 2019, 3.8% during 2018 and 3.5% during 2017.

Costs Related to Early Extinguishment of Debt

In connection with various financing transaction completed during the year, as discussed below in Capital Resources-Credit Agreements and Outstanding Debt Securities, our 2018 results of operations include a $4 million pre-tax charge incurred for the costs related to the extinguishment of debt.  This charge, which was included in other operating expenses, consisted of the write-off of deferred charges ($3 million) as well as the make-whole premium paid ($1 million) on the early redemption of the $300 million, 3.75% senior notes which were scheduled to mature in 2019.

     Provision for Asset Impairment-Foundations Recovery Network:

        Our financial results for the years ended December 31, 2019 and 2018 include pre-tax provisions for asset impairments of approximately $98 million and $49 million, respectively, recorded in connection with Foundations Recovery Network, L.L.C. (“Foundations”), which was acquired by us in 2015.

        The pre-tax provision for asset impairment recording during 2019 includes: (i) a $75 million impairment provision to write-off the carrying value of the Foundations’ tradename intangible asset, and; (ii) a $23 million impairment provision to reduce the carrying value of real property assets of certain Foundations’ facilities. The $49 million pre-tax provision for asset impairment recorded during 2018 reduced the carrying value of a tradename intangible asset to approximately $75 million from its original value of approximately $124 million.

        The provision for asset impairment recorded during 2019, which is included in other operating expenses in our consolidated statements of income, was recorded after evaluation of the estimated fair value of the Foundations’ tradename as well as certain related real property assets. The provision for asset impairment was impacted by the following: (i) decisions made by management during 2019 to cancel the opening of future planned de novo facilities; (ii) reductions in projected future patient volumes, revenues and cash flows resulting from continued operating trends and financial results experienced by existing facilities that significantly lagged expectations, and; (iii) competitive pressures experienced in certain markets that were deemed to be permanent.

      The provision for asset impairment recorded during 2018, which is also included in other operating expenses, was recorded after an evaluation, at that time, of the estimated fair value of the Foundations’ tradename for its existing facilities, consisting of 4 inpatient and 12 outpatient facilities as of December 31, 2018, as well as estimated planned de novos. The 2018 asset impairment charge was impacted by the following: (i) the lost future revenue and cash flows resulting from the permanent closure of a Foundations’ inpatient facility located in Malibu, California that was severely damaged in the California wildfires during the fourth quarter of 2018; (ii) reduction in growth rates of projected future patient volumes, revenues and operating cash flows based upon pressures on reimbursement rates experienced from certain payers and competitive pressures experienced in certain markets, and; (iii) revisions made to the number and timing of planned de novo facilities.

Provision for Income Taxes and Effective Tax Rates

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for each of the years ended December 31, 2019, 2018 and 2017 (dollar amounts in thousands):

	2019	2018	2017
Provision for income taxes	$238,794	$236,642	$363,697
Income before income taxes	1,066,337	1,034,525	1,135,009
Effective tax rate	22.4%	22.9%	32.0%

      The provision for income taxes increased $2 million and the effective tax rate decreased 0.5% during 2019, as compared 2018, due primarily to: (i) an increase resulting from the provision for income taxes recorded on the $32 million increase in pre-tax income, as discussed above in Results of Operations; (ii) a decrease of $11 million resulting from our adoption of ASU 2016-09 which decreased our provision for income taxes by approximately $12 million during 2019, as compared to a decrease of approximately $1 million during 2018; (iii) a $4 million decrease resulting from a favorable adjustment recorded during 2019 related to a change in state tax law, partially offset by; (iv) a $6 million increase recorded during 2019 resulting from the above-mentioned net estimated federal and state income taxes due on the portion of the DOJ Reserve that is estimated to be non-deductible for income tax purposes.

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

Liquidity

Year ended December 31, 2019 as compared to December 31, 2018:

Net cash provided by operating activities

Net cash provided by operating activities was $1.438 billion during 2019 as compared to $1.275 billion during 2018. The net increase of $164 million was primarily attributable to the following:

•

a favorable change of $110 million resulting from an increase in net income plus/minus depreciation and amortization expense, stock-based compensation, provision for asset impairment, net gains on sales of assets and costs related to extinguishment of debt;

•	a favorable change of $29 million in accrued and deferred income taxes, and;
•	$25 million of other combined net favorable changes.

Days sales outstanding (“DSO”):  Our DSO are calculated by dividing our net revenue by the number of days in the year. The result is divided into the accounts receivable balance the end of the year. Our DSO were 50 days at December 31, 2019, 51 days at December 31, 2018 and 53 days at December 31, 2017.

Our accounts receivable as of December 31, 2019 and December 31, 2018 include amounts due from Illinois of approximately $36 million and $32 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $18 million as of each of December 31, 2019 and 2018, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. Although the accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due to us from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

Net cash used in investing activities

Net cash used in investing activities was $688 million during 2019 and $747 million during 2018.

     2019:

The $688 million of net cash used in investing activities during 2019 consisted of:

•	$634 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;

•	$21 million spent on the purchase and implementation of information technology applications;

•	$20 million spent in connection with net cash outflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates;

•	$15 million spent to fund investments in various joint-ventures;

•	$9 million of proceeds received from sales of assets and businesses, and;

•	$8 million spent to acquire businesses and property.

     2018:

The $747 million of net cash used in investing activities during 2018 consisted of:

•	$665 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;

•

$110 million spent to acquire businesses and property consisting primarily of the acquisition of: (i) The Danshell Group, consisting of 25 behavioral health facilities located in the U.K. (acquired during the third quarter of 2018), and; (ii) a 109-bed behavioral health care facility located in Gulfport, Mississippi (acquired during the first quarter of 2018);

•	$66 million received in connection with net cash inflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates;

•	$36 million spent on the purchase and implementation of information technology applications;

•

$15 million spent to fund construction costs of a new behavioral health care facility, that is jointly owned by us and a third-party, that was completed and opened during the third quarter of 2018, and;

•	$13 million received in connection with the sale of a business and property including The Limes, an 18-bed facility located in the U.K.

Net cash used in financing activities

Net cash used in financing activities was $845 million during 2019 and $492 million during 2018.

2019:

The $845 million of net cash used in financing activities during 2019 consisted of the following:

•

spent $57 million on net repayment of debt as follows: (i) $50 million related to our term loan A facility; (ii) $5 million related to our term loan B facility, and; (iii) $2 million related to other debt facilities;

•

generated $39 million of proceeds related to new borrowings as follows: (i) $25 million pursuant to a short-term, on-demand credit facility; (ii) $10 million pursuant to our accounts receivable securitization program, and; (iii) $4 million related to other debt facilities.

•

spent $771 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our $2.7 billion stock repurchase program ($723 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($48 million);

•	spent $53 million to pay quarterly cash dividends of $.20 per share in each of September and December, 2019 and $.10 per share in each of March and June, 2019;
•	spent $16 million to pay profit distributions related to noncontrolling interests in majority owned businesses;
•	generated $11 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans, and;
•	received $1 million in capital contributions from minority members in majority owned businesses.

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

•

spent $397 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our stock repurchase program ($384 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($13 million);

•	spent $37 million to pay quarterly cash dividends of $.10 per share;
•	spent $14 million in financing costs;
•	spent $15 million to pay profit distributions related to noncontrolling interests in majority owned businesses, and;
•	generated $10 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

Year ended December 31, 2018 as compared to December 31, 2017:

Net cash provided by operating activities

Net cash provided by operating activities was $1.275 billion during 2018 as compared to $1.248 billion during 2017. The net increase of $27 million was primarily attributable to the following:

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

Net cash used in investing activities

Net cash used in investing activities was $747 million during 2018 and $685 million during 2017.  The factors contributing to the $747 million of net cash used in investing activities during 2018 are detailed above.

     2017:

The $685 million of net cash used in investing activities during 2017 consisted of:

•	$557 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;
•	$64 million spent in connection with net cash outflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates;
•	$29 million spent on the purchase and implementation of information technology applications;
•	$23 million spent to acquire businesses and property;
•	$8 million spent to fund construction costs of a new, jointly owned behavioral health care facility, and;
•	$3 million spent to increase the statutorily required capital reserves of our commercial insurance subsidiary.

Net cash used in financing activities

Net cash used in financing activities was $492 million during 2018 and $519 million during 2017.  The factors contributing to the $492 million of net cash used in financing activities during 2018 are detailed above.

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
•

spent $364 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our stock repurchase program ($330 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($34 million);

•	spent $38 million to pay quarterly cash dividends of $.10 per share;
•	spent $25 million to pay profit distributions related to noncontrolling interests in majority owned businesses, and;
•	generated $10 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

2020 Expected Capital Expenditures:

During 2020, we expect to spend approximately $775 million to $825 million on capital expenditures which includes expenditures for capital equipment, renovations and new projects at existing hospitals. Approximately $250 million of our 2020 expected capital expenditures relates to completion of projects that are in progress as of December 31, 2019. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

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

As of December 31, 2019, we had no borrowings outstanding pursuant to our $1 billion revolving credit facility and we had $967 million of available borrowing capacity net of $2 million of outstanding letters of credit and $31 million of outstanding borrowings pursuant to a short-term credit facility.

Pursuant to the terms of the Sixth Amendment, the tranche A term loan, which had $1.950 billion of borrowings outstanding as of December 31, 2019, provides for eight installment payments of $12.5 million per quarter which commenced in March of 2019 and are scheduled to continue through December of 2020.  Thereafter, payments of $25 million per quarter are scheduled, commencing in March of 2021 until maturity in October of 2023, when all outstanding amounts will be due.

The tranche B term loan, which had $495 million of borrowings outstanding as of December 31, 2019, provides for installment payments of $1.25 million per quarter, which commenced on March 31, 2019 and are scheduled to continue until maturity in October of 2025, when all outstanding amounts will be due.

Borrowings under the Senior Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.375% to 0.625% for revolving credit and term loan A borrowings and 0.75% for tranche B borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.375% to 1.625% for revolving credit and term loan A borrowings and 1.75% for the tranche B term loan. As of December 31, 2019, the applicable margins were 0.375% for ABR-based loans and 1.375% for LIBOR-based loans under the revolving credit and term loan A facilities.  The revolving credit facility includes a $125 million sub-limit for letters of credit. The Senior Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Senior Credit Agreement includes a material adverse change clause that must be represented at each draw. The Senior Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We are in compliance with all required covenants as of December 31, 2019 and December 31, 2018.

In late April, 2018, we entered into the sixth amendment to our accounts receivable securitization program (“Securitization”) dated as of October 27, 2010 with a group of conduit lenders, liquidity banks, and PNC Bank, National Association, as administrative agent, which provides for borrowings outstanding from time to time by certain of our subsidiaries in exchange for undivided security interests in their respective accounts receivable. The sixth amendment, among other things, extended the term of the Securitization program through April 26, 2021 and increased the borrowing capacity to $450 million (from $440 million previously). Although the program fee and certain other fees were adjusted in connection with the sixth amendment, substantially all other provisions of the Securitization program remained unchanged.  Pursuant to the terms of our Securitization program, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At December 31, 2019, we had $400 million of outstanding borrowings pursuant to the terms of the Securitization and $50 million of available borrowing capacity.

As of December 31, 2019, we had combined aggregate principal of $1.1 billion from the following senior secured notes:

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

At each of December 31, 2019 and 2018, the carrying value and fair value of our debt were each approximately $4.0 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was approximately 42% at December 31, 2019 and 43% at December 31, 2018.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2019 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $112 million consisting of: (i) $108 million related to our self-insurance programs, and; (ii) $4 million of other debt and public utility guarantees.

Obligations under operating leases for real property, real property master leases and equipment amount to $418 million as of December 31, 2019. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income. We sublease space in these buildings and any amounts received from these subleases are offset against the expense. In addition, we lease three hospital facilities from Universal Health Realty Trust (the “Trust”) with two hospital terms expiring in 2021 and the third in 2026. These leases contain up to two 5-year renewal options. We also lease two free-standing emergency departments and space in certain medical office buildings which are owned by the Trust.  In addition, we lease the real property of certain other facilities from non-related parties as indicated in Item 2. Properties, as included herein.

The following represents the scheduled maturities of our contractual obligations as of December 31, 2019:

	Payments Due by Period (dollars in thousands)
		Less than	2-3	4-5	After
	Total	1 year	years	years	5 years
Long-term debt obligations (a)	$3,984,127	$87,550	$1,261,621	$1,761,448	$873,508
Estimated future interest payments on debt outstanding as of December 31, 2018 (b)	598,118	164,419	256,880	128,358	48,461
Construction commitments (c)	124,993	77,811	47,182	0	0
Purchase and other obligations (d)	293,231	57,025	107,485	70,221	58,500
Operating leases (e)	417,651	68,703	113,195	86,825	148,928
Estimated future payments for defined benefit pension plan, and other retirement plan (f)	189,349	15,567	15,928	18,011	139,843
Health and dental unpaid claims (g)	87,115	87,115	0	0	0
Total contractual cash obligations	$5,694,584	$558,190	$1,802,291	$2,064,863	$1,269,240

(a)	Reflects borrowings outstanding, after unamortized financing costs, as of December 31, 2019 as discussed in Note 4 to the Consolidated Financial Statements.
(b)

Assumes that all debt outstanding as of December 31, 2019, including borrowings under our Credit Agreement, demand note and accounts receivable securitization program, remain outstanding until the final maturity of the debt agreements at the same interest rates (some of which are floating) which were in effect as of December 31, 2019. We have the right to repay borrowings upon short notice and without penalty, pursuant to the terms of the Credit Agreement, demand note and accounts receivable securitization program.

(c)

Our share of the remaining estimated construction cost of five behavioral health care facilities that are under construction and scheduled to be completed at various times in 2020, 2021 and 2022. We are required to build these facilities pursuant to joint-venture agreements with third parties. In addition, we had various other projects under construction as of December 31, 2019. Because we can terminate substantially all of the construction contracts related to the various other projects at any time without paying a termination fee, these costs are excluded from the table above.

(d)

Consists of: (i) $37 million related to long-term contracts with third-parties consisting primarily of certain revenue cycle data processing services for our acute care facilities; (ii) $219 million related to the future expected costs to be paid to a third-party vendor in connection with the ongoing operation of an electronic health records application and purchase and implementation of a revenue cycle and other applications for our acute care facilities, and; (iii) and $37 million for other software applications.

(e)

Reflects our future minimum operating lease payment obligations related to our operating lease agreements outstanding as of December 31, 2019 as discussed in Note 7 to the Consolidated Financial Statements. Some of the lease agreements provide us with the option to renew the lease and our future lease obligations would change if we exercised these renewal options. In connection with these operating lease commitments, our consolidated balance sheet as of December 31, 2019 includes right of use assets amounting to $326 million and aggregate operating lease liabilities of $326 million ($56 million included in current liabilities and $270 million included in noncurrent liabilities).

(f)

Consists of $169 million of estimated future payments related to our non-contributory, defined benefit pension plan (estimated through 2079), as disclosed in Note 8 to the Consolidated Financial Statements, and $20 million of estimated future payments related to other retirement plan liabilities ($17 million of liabilities recorded in other non-current liabilities as of December 31, 2019 in connection with these retirement plans).

(g)	Consists of accrued and unpaid estimated claims expense incurred in connection with our commercial health insurers and self-insured employee benefit plans.

As of December 31, 2019, the total accrual for our professional and general liability claims was $242 million, of which $42 million is included in other current liabilities and $200 million is included in other non-current liabilities. We exclude the $242 million for professional and general liability claims from the contractual obligations table because there are no significant contractual obligations associated with these liabilities and because of the uncertainty of the dollar amounts to be ultimately paid as well as the timing of such payments. Please see Self-Insured/Other Insurance Risks above for additional disclosure related to our professional and general liability claims and reserves.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We manage our ratio of fixed and floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this risk in a cost-effective manner, we, from time to time, enter into interest rate swap agreements in which we agree to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. We account for our derivative and hedging activities using the Financial Accounting Standard Board’s guidance which requires all derivative instruments, including certain derivative instruments embedded in other contracts, to be carried at fair value on the balance sheet. For derivative transactions designated as hedges, we formally document all relationships between the hedging instrument and the related hedged item, as well as its risk-management objective and strategy for undertaking each hedge transaction.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during 2019 and 2018 and determined the hedges to be highly effective. Although we do not anticipate nonperformance by our counterparties to interest rate swap agreements, the counterparties expose us to credit risk in the event of nonperformance. We do not hold or issue derivative financial instruments for trading purposes.

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

The table below presents information about our long-term financial instruments that are sensitive to changes in interest rates as of December 31, 2019. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by contractual maturity dates.

Maturity Date, Fiscal Year Ending December 31

(dollar amounts in thousands)

	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt:
Fixed rate:
Debt	$1,650	$1,696	$700,266	$2,475	$2,823	$408,005	$1,116,915
Average interest rates	4.9%	4.9%	4.9%	5.2%	5.1%	4.7%	5.0%
Variable rate:
Debt	$85,900	$454,659	105,000	1,751,150	5,000	465,503	$2,867,212
Average interest rates	3.2%	3.2%	3.2%	3.2%	3.6%	3.6%	3.3%

As calculated based upon our variable rate debt outstanding as of December 31, 2019 that is subject to interest rate fluctuations, each 1% change in interest rates would impact our pre-tax income by approximately $29 million.

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

As of December 31, 2019, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934, as amended, and the SEC rules thereunder.

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

There have been no other changes in our internal control over financial reporting or in other factors during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2019, based on criteria in Internal Control—Integrated Framework (2013), issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in its report which appears herein.

ITEM 9B	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019. See also “Executive Officers of the Registrant” appearing in Item 1 hereof.

ITEM 11.	Executive Compensation

There is hereby incorporated by reference the information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019.

ITEM 14.	Principal Accountant Fees and Services.

There is hereby incorporated by reference the information to appear under the caption “Relationship with Independent Auditors” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019.

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

4.5	Description of Securities of the Registrant.

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

10.4

Agreement, dated as of December 4, 2019, to renew Advisory Agreement, dated as of December 24, 1986, and amended and restated effective as of January 1, 2019 between Universal Health Realty Income Trust and UHS of Delaware, Inc., previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.

No.	Description

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

10.8

Universal Health Services, Inc. Supplemental Executive Retirement Income Plan effective as of June 1, 2018, dated as of June 18, 2018, previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, is incorporated herein by reference.

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

No.	Description

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

10.25

Fifth Amendment to Amended and Restated Credit and Security Agreement, dated as of July 7, 2017, previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2017, is incorporated herein by reference.

10.26

Sixth Amendment to Amended and Restated Credit and Security Agreement, dated as of April 26, 2018, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 27, 2018, is incorporated herein by reference.

10.27

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

10.29

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

10.30

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

10.31

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

No.	Description
10.32

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

10.33

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

10.34

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

10.35

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

10.36

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

10.37

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

10.38*

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

10.40*

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

10.41*

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

10.42

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

No.	Description

11	Statement regarding computation of per share earnings is set forth in Note 1 of the Notes to the Consolidated Financial Statements.

21	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm-PricewaterhouseCoopers LLP.

31.1	Certification from the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.

31.2	Certification from the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.

32.1	Certification from the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification from the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

February 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ALAN B. MILLER Alan B. Miller	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 26, 2020

/s/ MARC D. MILLER Marc D. Miller	Director and President	February 26, 2020

/s/ LAWRENCE S. GIBBS Lawrence S. Gibbs	Director	February 26, 2020

/s/ ROBERT H.HOTZ Robert H. Hotz	Director	February 26, 2020

/s/ EILEEN C. MCDONNELL Eileen C. McDonnell	Director	February 26, 2020

/s/ WARREN J. NIMETZ Warren J. Nimetz	Director	February 26, 2020

/s/ ELLIOTT J. SUSSMAN M.D. Elliot J. Sussman M.D.	Director	February 26, 2020

/s/ STEVE FILTON Steve Filton	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 26, 2020

UNIVERSAL HEALTH SERVICES, INC.

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Universal Health Services, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule, of Universal Health Services, Inc. and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of accounts receivable

As described in Notes 1 and 10 to the consolidated financial statements, the Company reports net patient service revenue at the estimated net realizable amounts from patients and third-party payers and others for services rendered. The Company has agreements with third-party payers that provide for payments to the Company at amounts different from established rates. Payment arrangements include rates per discharge, reimbursed costs, discounted charges and per diem payments. Estimates of contractual allowances, which represent explicit price concessions, under managed care plans are based upon the payment terms specified in the related contractual agreements. Management estimates Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. Management monitors the historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to assure that provisions are made using the most accurate information available. In addition to explicit price concessions, management estimates revenue adjustments for implicit price concessions based on general factors such as payer mix, the aging of the receivables and historical collection experience. Management routinely reviews accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectability of the patient accounts and make adjustments to the allowances as warranted. As of December 31, 2019, accounts receivable, net was $1.56 billion.

The principal considerations for our determination that performing procedures relating to the valuation of accounts receivable is a critical audit matter are there was significant judgment by management in estimating net accounts receivable, specifically as it relates to the estimation of implicit price concessions.

This in turn led to significant auditor judgment and effort to assess the audit evidence obtained related to the estimation of implicit price concessions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of accounts receivable, including controls over management’s valuation approach, assumptions and data used to estimate the explicit and implicit price concessions. These procedures also included, among others, i) evaluating management’s process for developing the estimate for implicit price concessions, as well as the relevance and use of the historical billing and collection data as an input to the valuation approach, ii) testing the accuracy of a sample of revenue transactions and a sample of cash collections from the historical billing data and historical collection data used in management’s estimation of implicit price concessions, and iii) evaluating the historical accuracy of management’s process for developing the estimate of the amount which will ultimately be collected by comparing actual cash collections to the previously recorded accounts receivable.

 /s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 26, 2020

We have served as the Company’s auditor since 2007.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share data)
Net revenues before provision for doubtful accounts			$11,278,942
Less: Provision for doubtful accounts			869,077
Net revenues	11,378,259	10,772,278	10,409,865
Operating charges:
Salaries, wages and benefits	5,588,893	5,254,536	4,980,637
Other operating expenses	2,723,911	2,614,687	2,493,062
Supplies expense	1,251,346	1,168,654	1,105,096
Depreciation and amortization	490,392	453,045	447,765
Lease and rental expense	107,809	106,094	103,127
	10,162,351	9,597,016	9,129,687
Income from operations	1,215,908	1,175,262	1,280,178
Interest expense, net	162,733	154,956	145,169
Other (income) expense, net	(13,162)	(14,219)	0
Income before income taxes	1,066,337	1,034,525	1,135,009
Provision for income taxes	238,794	236,642	363,697
Net income	827,543	797,883	771,312
Less: Net income attributable to noncontrolling interests	12,689	18,178	19,009
Net income attributable to UHS	$814,854	$779,705	$752,303
Basic earnings per share attributable to UHS	$9.16	$8.35	$7.86
Diluted earnings per share attributable to UHS	$9.13	$8.31	$7.81
Weighted average number of common shares—basic	88,762	93,276	95,652
Add: Other share equivalents	278	474	673
Weighted average number of common shares and equivalents—diluted	89,040	93,750	96,325

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(Dollar amounts in thousands)
Net income	$827,543	$797,883	$771,312
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	(3,925)	(2,805)	6,679
Minimum pension liability	8,503	(6,892)	4,070
Foreign currency translation adjustment	27,886	9,718	(2,169)
Other	0	4,398	26,678
Other comprehensive income before tax	32,464	4,419	35,258
Income tax expense related to items of other comprehensive income	4,813	8,905	2,664
Total other comprehensive income (loss), net of tax	27,651	(4,486)	32,594
Comprehensive income	855,194	793,397	803,906
Less: Comprehensive income attributable to noncontrolling interests	12,689	18,178	19,009
Comprehensive income attributable to UHS	$842,505	$775,219	$784,897

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(Dollar amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$61,268	$105,220
Accounts receivable, net	1,560,847	1,509,909
Supplies	159,889	148,206
Other current assets	133,930	174,467
Total current assets	1,915,934	1,937,802
Property and Equipment
Land	613,842	565,607
Buildings and improvements	5,646,508	5,387,646
Equipment	2,430,463	2,251,822
Property under capital lease	38,582	44,020
	8,729,395	8,249,095
Accumulated depreciation	(4,089,679)	(3,715,515)
	4,639,716	4,533,580
Construction-in-progress	376,982	314,360
	5,016,698	4,847,940
Other assets:
Goodwill	3,869,760	3,844,628
Deferred income taxes	16,189	5,280
Right of use assets-operating leases	326,518	0
Deferred charges	6,373	8,772
Other	516,778	621,058
	4,735,618	4,479,738
Total Assets	$11,668,250	$11,265,480
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$87,550	$63,446
Accounts payable	446,957	445,652
Accrued liabilities
Compensation and related benefits	380,117	343,384
Interest	19,486	19,277
Taxes other than income	71,605	56,218
Legal reserves	144,509	129,150
Operating lease liabilities	56,442	0
Other	354,209	389,183
Current federal and state income taxes	2,515	2,428
Total current liabilities	1,563,390	1,448,738
Other noncurrent liabilities	329,932	361,809
Operating lease liabilities noncurrent	270,076	0
Long-term debt	3,896,577	3,935,187
Deferred income taxes	25,071	49,661
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	4,333	4,292
Equity:
Class A Common Stock, voting, $.01 par value; authorized 12,000,000 shares: issued and outstanding 6,577,100 shares in 2019 and 6,577,100 shares in 2018	66	66
Class B Common Stock, limited voting, $.01 par value; authorized 150,000,000 shares: issued and outstanding 79,449,349 shares in 2019 and 84,092,304 shares in 2018	794	841
Class C Common Stock, voting, $.01 par value; authorized 1,200,000 shares: issued and outstanding 661,688 shares in 2019 and 661,688 shares in 2018	7	7
Class D Common Stock, limited voting, $.01 par value; authorized 5,000,000 shares: issued and outstanding 18,491 shares in 2019 and 18,653 shares in 2018	0	0
Cumulative dividends	(462,159)	(409,156)
Retained earnings	5,933,504	5,793,262
Accumulated other comprehensive income	31,893	4,242
Universal Health Services, Inc. common stockholders’ equity	5,504,105	5,389,262
Noncontrolling interest	74,766	76,531
Total Equity	5,578,871	5,465,793
Total Liabilities and Stockholders’ Equity	$11,668,250	$11,265,480

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2019, 2018 and 2017

(in thousands)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2017	$9,319	$66	$893	$7	$0	$(333,603)	$4,891,274	$(25,417)	$4,533,220	$64,374	$4,597,594
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	9	—	—	—	10,370	—	10,379	—	10,379
Repurchased	—	—	(33)	—	—	—	(356,380)	—	(356,413)	—	(356,413)
Restricted share-based compensation expense	—	—	—	—	—	—	1,377	—	1,377	—	1,377
Dividends paid	—	—	—	—	—	(38,211)	—	—	(38,211)	—	(38,211)
Stock option expense	—	—	—	—	—	—	54,265	—	54,265	—	54,265
Distributions to noncontrolling interests	(1,781)	—	—	—	—	—	—	—	—	(22,932)	(22,932)
Other	—	—	—	—	—	—	—	—	—	635	635
Comprehensive income:
Net income to UHS / noncontrolling interests	(836)	—	—	—	—	—	752,303	—	752,303	19,845	772,148
Foreign currency translation adjustments	—	—	—	—	—	—	—	26,678	26,678	—	26,678
Unrealized loss on marketable security (net of income tax effect of $809)	—	—	—	—	—	—	—	(1,360)	(1,360)	—	(1,360)
Unrealized derivative gains on cash flow hedges (net of income tax effect of $2,490)	—	—	—	—	—	—	—	4,189	4,189	—	4,189
Minimum pension liability (net of income tax effect of $983)	—	—	—	—	—	—	—	3,087	3,087	—	3,087
Subtotal - comprehensive income	(836)	—	—	—	—	—	752,303	32,594	784,897	19,845	804,742
Balance, December 31, 2017	$6,702	$66	$869	$7	$—	$(371,814)	$5,353,209	$7,177	$4,989,514	$61,922	$5,051,436

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Years Ended December 31, 2019, 2018 and 2017

(in thousands)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Cumulative-effect adjustment due to adoption of ASU 2016-01 (net of income tax effect of $1,045)							(3,353)	3,353	—		—
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	6	—	—	—	11,882	—	11,888	—	11,888
Repurchased	—	—	(34)	—	—	—	(413,968)	—	(414,002)	—	(414,002)
Restricted share-based compensation expense	—	—	—	—	—	—	2,924	—	2,924	—	2,924
Dividends paid	—	—	—	—	—	(37,342)	—	—	(37,342)	—	(37,342)
Stock option expense	—	—	—	—	—	—	61,061	—	61,061	—	61,061
Distributions to noncontrolling interests	(2,500)	—	—	—	—	—	—	—	—	(12,095)	(12,095)
Other	—	—	—	—	—	—	—	—	—	8,616	8,616
Comprehensive income:
Net income to UHS / noncontrolling interests	90	—	—	—	—	—	779,705	—	779,705	18,088	797,793
Reclassification due to adoption of ASU 2018-02	—	—	—	—	—	—	1,802	(1,802)	—
Foreign currency translation adjustments (net of income tax effect of $6,824)	—	—	—	—	—	—	—	2,894	2,894	—	2,894
Unrealized derivative gains on cash flow hedges (net of income tax effect of $667)	—	—	—	—	—	—	—	(2,138)	(2,138)	—	(2,138)
Minimum pension liability (net of income tax effect of $1,650)	—	—	—	—	—	—	—	(5,242)	(5,242)	—	(5,242)
Subtotal - comprehensive income	90	—	—	—	—	—	778,154	(2,935)	775,219	18,088	793,307
Balance, December 31, 2018	$4,292	$66	$841	$7	$—	$(409,156)	$5,793,262	$4,242	$5,389,262	$76,531	$5,465,793

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Years Ended December 31, 2019, 2018 and 2017

(in thousands)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	10	—	—	—	10,930	—	10,940	—	10,940
Repurchased	—	—	(57)	—	—	—	(753,870)	—	(753,927)	—	(753,927)
Restricted share-based compensation expense	—	—	—	—	—	—	8,222	—	8,222	—	8,222
Dividends paid	—	—	—	—	—	(53,003)	—	—	(53,003)	—	(53,003)
Stock option expense	—	—	—	—	—	—	60,106	—	60,106	—	60,106
Distributions to noncontrolling interests	(500)	—	—	—	—	—	—	—	—	(15,359)	(15,359)
Other	—	—	—	—	—	—	—	—	—	1,446	1,446
Comprehensive income:
Net income to UHS / noncontrolling interests	541	—	—	—	—	—	814,854	—	814,854	12,148	827,002
Foreign currency translation adjustments (net of income tax effect of $3,693)	—	—	—	—	—	—	—	24,193	24,193	—	24,193
Unrealized derivative gains on cash flow hedges (net of income tax effect of $928)	—	—	—	—	—	—	—	(2,997)	(2,997)	—	(2,997)
Minimum pension liability (net of income tax effect of $2,048)	—	—	—	—	—	—	—	6,455	6,455	—	6,455
Subtotal - comprehensive income	541	—	—	—	—	—	814,854	27,651	842,505	12,148	854,653
Balance, December 31, 2019	$4,333	$66	$794	$7	$0	$(462,159)	$5,933,504	$31,893	$5,504,105	$74,766	$5,578,871

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$827,543	$797,883	$771,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	490,392	453,076	447,883
Gains on sales of assets and businesses, net of losses	(7,540)	(2,513)	0
Stock-based compensation expense	69,431	66,581	56,738
Costs related to extinguishment of debt	0	2,727	0
Provision for asset impairment	97,631	49,310	0
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(42,056)	(42,239)	(24,719)
Accrued interest	209	(4,478)	705
Accrued and deferred income taxes	(25,194)	(54,052)	(6,405)
Other working capital accounts	39,664	24,696	(15,165)
Other assets and deferred charges	(27,205)	(31,429)	(27,936)
Other	7,703	(1,536)	21,769
Accrued insurance expense, net of commercial premiums paid	105,672	92,863	102,595
Payments made in settlement of self-insurance claims	(97,781)	(76,147)	(79,192)
Net cash provided by operating activities	1,438,469	1,274,742	1,247,585
Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(634,095)	(664,962)	(557,506)
Acquisition of property and businesses	(8,005)	(110,464)	(22,878)
(Outflows) Inflows from foreign exchange contracts that hedge our net U.K. investment	(19,763)	66,151	(64,333)
Proceeds received from sales of assets and businesses	9,450	13,502	108
Costs incurred for purchase and implementation of information technology applications	(21,418)	(36,243)	(29,047)
Decrease (Increase) in capital reserves of commercial insurance subsidiary	0	100	(3,100)
Investment in, and advances to, joint venture and other	(14,579)	(15,331)	(7,976)
Net cash used in investing activities	(688,410)	(747,247)	(684,732)
Cash Flows from Financing Activities:
Reduction of long-term debt	(57,142)	(830,496)	(143,106)
Additional borrowings	39,220	791,247	41,100
Financing costs	0	(13,787)	(76)
Repurchase of common shares	(770,504)	(397,425)	(364,401)
Dividends paid	(53,003)	(37,342)	(38,211)
Issuance of common stock	10,806	10,196	10,254
Profit distributions to noncontrolling interests	(15,859)	(14,595)	(24,713)
Capital contributions from minority members	1,446	0	0
Net cash used in financing activities	(845,036)	(492,202)	(519,153)
Effect of exchange rate changes on cash and cash equivalents	959	(2,905)	1,647
(Decrease) Increase in cash and cash equivalents	(94,018)	32,388	45,347
Cash, cash equivalents and restricted cash, beginning of period	199,685	167,297	121,950
Cash, cash equivalents and restricted cash, end of period	$105,667	$199,685	$167,297
Supplemental Disclosures of Cash Flow Information:
Interest paid	$157,406	$150,293	$135,533
Income taxes paid, net of refunds	$260,622	$293,837	$370,855
Noncash purchases of property and equipment	$63,514	$77,674	$82,496
Right-of-use assets obtained in exchange for lease obligations	$383,857	$0	$0

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

We report net patient service revenue at the estimated net realizable amounts from patients and third-party payers and others for services rendered. We have agreements with third-party payers that provide for payments to us at amounts different from our established rates. Payment arrangements include rates per discharge, reimbursed costs, discounted charges and per diem payments. Estimates of contractual allowances, which represent explicit price concessions under ASC 606, under managed care plans are based upon the payment terms specified in the related contractual agreements. We closely monitor our historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to assure that provisions are made using the most accurate information available. However, due to the complexities involved in these estimations, actual payments from payers may be different from the amounts we estimate and record.

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our Consolidated Balance Sheets. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we cannot provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our results in 2019, 2018 or 2017. If it were to occur, each 1% adjustment to our estimated net Medicare revenues that are subject to retrospective review and settlement as of December 31, 2019, would change our after-tax net income by approximately $1 million.

C) Charity Care, Uninsured Discounts and Other Adjustments to Revenue:  Collection of receivables from third-party payers and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill which is the patient’s responsibility, primarily co-payments and deductibles. We estimate our revenue adjustments for implicit price concessions based on general factors such as payer mix, the aging of the receivables and historical collection experience, consistent with our estimates for provision for doubtful accounts under ASC 605. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectability of the patient accounts and make adjustments to our allowances as warranted. At our acute care hospitals, third party liability accounts are pursued until all payment and adjustments are posted to the patient account. For those accounts with a patient balance after third party liability is finalized or accounts for uninsured patients, the patient receives statements and collection letters.

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

Historically, a significant portion of the patients treated throughout our portfolio of acute care hospitals are uninsured patients which, in part, has resulted from patients who are employed but do not have health insurance or who have policies with relatively high deductibles. Patients treated at our hospitals for non-elective services, who have gross income of various amounts, dependent upon the state, ranging from 200% to 400% of the federal poverty guidelines, are deemed eligible for charity care. The federal poverty guidelines are established by the federal government and are based on income and family size. Because we do not pursue collection of amounts that qualify as charity care, the transaction price is fully adjusted and there is no impact in our net revenues or in our accounts receivable, net.

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts net revenues in future periods. Although the patient’s ultimate eligibility determination may result in adjustments to net revenues, these adjustments do not have a material impact on our results of operations in 2019, 2018 or 2017 since our facilities make estimates at each financial reporting period to adjust revenue based on historical collections.  Under ASC 605, these estimates were reported in the provision for doubtful accounts.

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

Uncompensated care (charity care and uninsured discounts):

The following table shows the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the years ended December 31, 2019, 2018 and 2017:

	(dollar amounts in thousands)
	2019		2018		2017
	Amount	%	Amount	%	Amount	%
Charity care	$672,326	31%	$761,783	40%	$887,136	50%
Uninsured discounts	1,511,738	69%	1,132,811	60%	881,265	50%
Total uncompensated care	$2,184,064	100%	$1,894,594	100%	$1,768,401	100%

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

	(amounts in thousands)
	2019	2018	2017
Estimated cost of providing charity care	$77,886	$94,088	$120,208
Estimated cost of providing uninsured discounts related care	175,128	139,913	119,412
Estimated cost of providing uncompensated care	$253,014	$234,001	$239,620

Our accounts receivable as of December 31, 2019 and December 31, 2018 include amounts due from Illinois of approximately $36 million and $32 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $18 million as of each of December 31, 2019 and 2018, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. Although the accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due to us from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

D) Concentration of Revenues: Our six acute care hospitals in the Las Vegas, Nevada market contributed, on a combined basis, 16% in 2019, 15% in 2018 and 15% in 2017 of our consolidated net revenues.

E) Cash, Cash Equivalents and Restricted Cash:  We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

Cash, cash equivalents, and restricted cash as reported in the consolidated statements of cash flows are presented separately on our consolidated balance sheets as follow:

	(amounts in thousands)
	2019	2018	2017
Cash and cash equivalents	$61,268	$105,220	$74,423
Restricted cash (a)	44,399	94,465	92,874
Total cash, cash equivalents and restricted cash	$105,667	$199,685	$167,297

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

See Provision for Asset Impairment-Foundations Recovery Network, in I) Other Assets and Intangible Assets below, for additional disclosure related to a provision for asset impairment recorded during 2019 to reduce the carrying value of real property assets of certain Foundations Recovery Network, L.L.C. facilities.

While in progress, we capitalized interest on major construction projects and the development and implementation of information technology applications amounting to $3.4 million during 2019, $2.3 million during 2018 and $1.0 million during 2017.

Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (twenty to forty years) and equipment (three to fifteen years). Depreciation expense was $455.6 million during 2019, $410.0 million during 2018 and $388.4 million during 2017.

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

H) Goodwill:  Goodwill is reviewed for impairment at the reporting unit level on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit.  We have designated October 1st as our annual impairment assessment date and performed quantitative impairment assessments as of October 1, 2019 which indicated no impairment of goodwill.  There were also no goodwill impairments during 2018 or 2017. Future changes in the estimates used to conduct the impairment reviews, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill.

Changes in the carrying amount of goodwill for the two years ended December 31, 2019 were as follows (in thousands):

	Acute Care Services	Behavioral Health Services	Total Consolidated
Balance, January 1, 2018	$441,511	$3,383,646	$3,825,157
Goodwill acquired during the period	917	44,173	45,090
Goodwill divested during the period	—	(2,135)	(2,135)
Adjustments to goodwill (a)	34	(23,518)	(23,484)
Balance, December 31, 2018	442,462	3,402,166	3,844,628
Goodwill acquired during the period	5,926	-	5,926
Goodwill divested during the period	-	-	-
Adjustments to goodwill (a)	27	19,179	19,206
Balance, December 31, 2019	$448,415	$3,421,345	$3,869,760

(a)	The increase/(decrease) in the Behavioral Health Services’ goodwill consists primarily of foreign currency translation adjustments.

I) Other Assets and Intangible Assets:  Other assets consist primarily of amounts related to: (i) intangible assets acquired in connection with our acquisitions of Cambian Group, PLC’s adult services’ division, Foundations Recovery Network, L.L.C. (“Foundations”) during 2015, Ascend Health Corporation during 2012 and Psychiatric Solutions, Inc. during 2010; (ii) prepaid fees for various software and other applications used by our hospitals; (iii) costs incurred in connection with the purchase and implementation of an electronic health records application for each of our acute care facilities; (iv) statutorily required capital reserves related to our commercial insurance subsidiary ($62 million as of December 31, 2019); (v) deposits; (vi) investments in various businesses, including Universal Health Realty Income Trust ($6 million as of December 31, 2019) and Premier, Inc. ($70 million as of December 31, 2019); (vii) the invested assets related to a deferred compensation plan that is held by an independent trustee in a rabbi-trust and that has a related payable included in other noncurrent liabilities, and; (viii) other miscellaneous assets.

Intangible assets are reviewed for impairment on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each asset.  We have designated October 1st as our annual impairment assessment date and performed impairment assessments as of October 1, 2019. During 2019 and 2018, we recorded provisions for asset impairments related to Foundations Recovery Network, L.L.C., as discussed below. There were no impairments recorded during 2017.

Provision for Asset Impairment-Foundations Recovery Network:

Our financial results for the years ended December 31, 2019 and 2018 include pre-tax provisions for asset impairments of approximately $98 million and $49 million, respectively, recorded in connection with Foundations Recovery Network, L.L.C. (“Foundations”), which was acquired by us in 2015.

The pre-tax provision for asset impairment recording during 2019 includes: (i) a $75 million impairment provision to write-off the carrying value of the Foundations’ tradename intangible asset, and; (ii) a $23 million impairment provision to reduce the carrying value of real property assets of certain Foundations’ facilities. The $49 million pre-tax provision for asset impairment recorded during 2018 reduced the carrying value of a tradename intangible asset to approximately $75 million from its original value of approximately $124 million.

The provision for asset impairment recorded during 2019, which is included in other operating expenses in our consolidated statements of income, was recorded after evaluation of the estimated fair value of the Foundations’ tradename as well as certain related real property assets. The provision for asset impairment was impacted by the following: (i) decisions made by management during 2019 to cancel the opening of future planned de novo facilities; (ii) reductions in projected future patient volumes, revenues and cash flows resulting from continued operating trends and financial results experienced by existing facilities that significantly lagged expectations, and; (iii) competitive pressures experienced in certain markets that were deemed to be permanent.

The provision for asset impairment recorded during 2018, which is also included in other operating expenses, was recorded after an evaluation, at that time, of the estimated fair value of the Foundations’ tradename for its existing facilities, consisting of 4 inpatient and 12 outpatient facilities as of December 31, 2018, as well as estimated planned de novos. The 2018 asset impairment charge was impacted by the following: (i) the lost future revenue and cash flows resulting from the permanent closure of a Foundations’ inpatient facility located in Malibu, California that was severely damaged in the California wildfires during the fourth quarter of 2018; (ii) reduction in growth rates of projected future patient volumes, revenues and operating cash flows based upon pressures on reimbursement rates experienced from certain payers and competitive pressures experienced in certain markets, and; (iii) revisions made to the number and timing of planned de novo facilities.

The following table shows the amounts recorded as net intangible assets for the years ended December 31, 2019 and 2018:

	(amounts in thousands)
	2019	2018
Tradenames	$—	$74,903
Medicare licenses	57,226	57,226
Certificates of need	8,267	21,101
Contract relationships and other (net of $50,273 and $48,705 of accumulated amortization for 2019 and 2018, respectively)	18,164	19,732
Net Intangible Assets	$83,657	$172,962

J) Supplies:  Supplies, which consist primarily of medical supplies, are stated at the lower of cost (first-in, first-out basis) or market.

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

N) Redeemable Noncontrolling Interests and Noncontrolling Interest: As of December 31, 2019, outside owners held noncontrolling, minority ownership interests of: (i) 20% in an acute care facility located in Washington, D.C.; (ii) approximately 11% in an acute care facility located in Texas; (iii) 20%, 30% and 20% in three behavioral health care facilities located in Pennsylvania, Ohio and Washington, respectively, and; (iv) approximately 5% in an acute care facility located in Nevada. The noncontrolling interest and redeemable noncontrolling interest balances of $75 million and $4 million, respectively, as of December 31, 2019, consist primarily of the third-party ownership interests in these hospitals.

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

The amounts recognized in AOCI for the two years ended December 31, 2019 were as follows (in thousands):

	Net Unrealized Gains (Losses) on Effective Cash Flow Hedges	Foreign Currency Translation Adjustment	Unrealized loss on marketable security	Minimum Pension Liability	Total AOCI
Balance, January 1, 2018, net of income tax	$4,208	$12,481	$(2,758)	$(6,754)	$7,177
2018 activity:
Pretax amount	(2,805)	9,718	4,398	(6,892)	4,419
Income tax effect, net of adoption of ASU 2018-02	1,577	(6,824)	(1,640)	(467)	(7,354)
Change, net of income tax	(1,228)	2,894	2,758	(7,359)	(2,935)
Balance, January 1, 2019, net of income tax	2,980	15,375	-	(14,113)	4,242
2019 activity:
Pretax amount	(3,925)	27,886	-	8,503	32,464
Income tax effect	928	(3,693)	-	(2,048)	(4,813)
Change, net of income tax	(2,997)	24,193	-	6,455	27,651
Balance, December 31, 2019, net of income tax	$(17)	$39,568	-	$(7,658)	$31,893

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

Q) Stock-Based Compensation:  At December 31, 2019, we have a number of stock-based employee compensation plans. Pursuant to the FASB’s guidance, we expense the grant-date fair value of stock options and other equity-based compensation pursuant to the straight-line method over the stated vesting period of the award using the Black-Scholes option-pricing model.

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

The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

	Twelve Months Ended December 31,
	2019	2018	2017
Basic and diluted:
Net Income	$827,543	$797,883	$771,312
Less: Net income attributable to noncontrolling interest	(12,689)	(18,178)	(19,009)
Less: Net income attributable to unvested restricted share grants	(2,028)	(1,091)	(362)
Net income attributable to UHS—basic and diluted	$812,826	$778,614	$751,941
Basic earnings per share attributable to UHS:
Weighted average number of common shares—basic	88,762	93,276	95,652
Total basic earnings per share	$9.16	$8.35	$7.86
Diluted earnings per share attributable to UHS:
Weighted average number of common shares	88,762	93,276	95,652
Net effect of dilutive stock options and grants based on the treasury stock method	278	474	673
Weighted average number of common shares and equivalents—diluted	89,040	93,750	96,325
Total diluted earnings per share	$9.13	$8.31	$7.81

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all years presented above, excludes certain outstanding stock options applicable to each year since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled approximately 5.5 million during 2019, 7.9 million during 2018 and 6.2 million during 2017.

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

V) GPO Agreement/Minority Ownership Interest: During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier, Inc. (“Premier), a healthcare performance improvement alliance, and acquired a minority interest in the GPO for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO, which were recorded as deferred income, on a pro rata basis, as a reduction to our supplies expense over the initial expected life of the GPO agreement. Also in connection with this GPO agreement, we received shares of restricted stock in Premier which vest ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO. We recognize the fair value of this restricted stock, as a reduction to our supplies expense, in our consolidated statements of income, on a pro rata basis, over the vesting period. We have elected to retain a portion of the previously vested shares of Premier, the value of which is included in other assets on our consolidated balance sheet.  Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier on which the restrictions have lapsed was $70 million and $56 million as of December 31, 2019 and 2018, respectively.  The $14 million increase in market value at December 31, 2019, as compared to December 31, 2018, consists of $10 million of additional vested shares and $4 million of increased market value.   In connection with our 2018 adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, since our vested shares of Premier are held for investment and classified as available for sale, the change in market value of these shares are recorded as an unrealized gain and included in “Other (income) expense, net” on our consolidated statements of income. Prior to 2018, changes in the market value of our vested Premier stock were recorded to other comprehensive income/loss on our consolidated balance sheet.

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

Under these programs, including the impact of the Texas Uncompensated Care and Upper Payment Limit program, the Texas Delivery System Reform Incentive program, and various other state programs, we earned revenues (before Provider Taxes) of approximately $419 million during 2019, $387 million during 2018 and $357 million during 2017. These revenues were offset by Provider Taxes of approximately $194 million during 2019, $179 million during 2018 and $171 million during 2017, which are recorded in other operating expenses on the Consolidated Statements of Income as included herein. The aggregate net benefit from these programs was $225 million during 2019, $208 million during 2018 and $186 million during 2017. The aggregate net benefit pursuant to these programs is earned from multiple states and therefore no particular state’s portion is individually material to our consolidated financial statements. In addition, under various disproportionate share hospital payment programs and the Nevada state plan amendment program, we earned revenues of $78 million in 2019, $64 million in 2018 and $55 million in 2017.

X) Recent Accounting Standards:  In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses," which introduced new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments. Instruments in scope include loans, held-to-maturity debt securities, and net investments in leases as well as reinsurance and trade receivables. In November 2018, the FASB issued ASU 2018-19, which clarifies that operating lease receivables are outside the scope of the new standard. The standard will be effective for us in fiscal years beginning after December 15, 2019. We are currently evaluating the impact that the adoption of the new standard will have on our consolidated financial statements.

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

2) ACQUISITIONS AND DIVESTITURES

Year ended December 31, 2019:

2019 Acquisitions of Assets and Businesses:

During 2019, we spent $8 million to acquire various businesses and properties.

2019 Divestiture of Assets:

During 2019, we received $9 million from the sales of various assets.

Year ended December 31, 2018:

2018 Acquisitions of Assets and Businesses:

During 2018 we spent $110 million primarily to acquire:

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

3) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

Fair Value Hedges:

During 2019, 2018 and 2017, we had no fair value hedges outstanding.

Cash Flow Hedges:

We manage our ratio of fixed and floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this risk in a cost-effective manner, we, from time to time, enter into interest rate swap agreements in which we agree to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. We account for our derivative and hedging activities using the Financial Accounting Standard Board’s guidance which requires all derivative instruments, including certain derivative instruments embedded in other contracts, to be carried at fair value on the balance sheet. For derivative transactions designated as hedges, we formally document all relationships between the hedging instrument and the related hedged item, as well as its risk-management objective and strategy for undertaking each hedge transaction.

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

When applicable, we measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from our counterparties.  We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. At December 31, 2018, the fair value of our interest rate swaps was a net asset of $4 million which is included in net accounts receivable on the accompanying balance sheet.

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

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. In conjunction with the January 1, 2019 adoption of ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities”, we reclassified our presentation of the net cash inflows or outflows, which were received or paid in connection with foreign exchange contracts that hedge our net investment in foreign operations against movements in exchange rates, to investing cash flows on the consolidated statements of cash flows.  As previously disclosed within our footnotes, these cash flows were formerly reported as operating activities.  Prior period amounts have been reclassified from net cash provided by operating activities to net cash used in investing activities to conform with the current year presentation on the consolidated statements of cash flows. In connection with these forward exchange contracts, we recorded net cash outflows of $20 million during 2019, net cash inflows of $66 million during 2018 and net cash outflows of $64 million during 2017.

Derivatives Hedging Relationships:

The following table presents the effects of our interest rate swap agreements and our foreign currency foreign exchange contracts on our results of operations for the three years ended December 31 (in thousands):

	Gain/(Loss) recognized in AOCI

	December 31,	December 31,	December 31,
	2019	2018	2017
Cash Flow Hedge relationships
Interest rate swap agreements (a)	$(3,925)	$(2,805)	$6,679

Net Investment Hedge relationships
Foreign currency foreign exchange contracts	$(18,328)	$75,059	$(64,333)
(a)	The amount of gain (loss) reclassified out of AOCI into interest expense, net was $3.4 million, $6.7 million and $(2.4) million during 2019, 2018 and 2017, respectively.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2019	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$60,175	Other assets	60,175
Certificates of deposit	2,200	Other assets	2,200
Available for sale securities	70,478	Other assets	70,478
Deferred compensation assets	35,510	Other assets	35,510
Interest rate swap agreements	-	Accounts Receivable, net		-
Foreign currency exchange contracts	10,343	Other current assets		10,343
	$178,706		168,363	10,343	-
Liabilities:
Deferred compensation liability	35,510	Other noncurrent liabilities	35,510
	$35,510		35,510	-	-

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2018	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$106,530	Other assets	106,530
Certificates of deposit	5,415	Other assets	5,415
Available for sale securities	55,594	Other assets	55,594
Deferred compensation assets	32,998	Other assets	32,998
Interest rate swap agreements	3,925	Accounts Receivable, net		3,925
Foreign currency exchange contracts	8,908	Other current assets		8,908
	$213,370		200,537	12,833	-
Liabilities:
Deferred compensation liability	$32,998	Other noncurrent liabilities	32,998
	$32,998		32,998	-	-

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

4) LONG-TERM DEBT

A summary of long-term debt follows:

	December 31,
	2019	2018
	(amounts in thousands)
Long-term debt:
Notes payable and Mortgages payable (including obligations under capitalized leases of $17,818 in 2019 and $19,941 in 2018) and term loans with varying maturities through 2044; weighted average interest rates of 8.0% in 2019 and 9.5% in 2018 (see Note 7 regarding capitalized leases)	$22,634	$20,159
Revolving credit and on-demand credit facility	30,900	6,300
Term Loan A	1,950,000	2,000,000
Term Loan B	495,000	500,000
Accounts receivable securitization program	400,000	390,000
4.75% Senior Secured Notes due 2022, including unamortized premium of $2,490 in 2019 and $3,460 in 2018 and net of unamortized discount of $70 in 2019 and $97 in 2018	702,420	703,363
5.00% Senior Secured Notes due 2026	400,000	400,000
Total debt before unamortized financing costs	4,000,954	4,019,822
Less-Unamortized financing costs	(16,827)	(21,189)
Total debt after unamortized financing costs	3,984,127	3,998,633
Less-Amounts due within one year (net of unamortized financing costs)	(87,550)	(63,446)
Long-term debt	$3,896,577	$3,935,187

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

As of December 31, 2019, we had no borrowings outstanding pursuant to our $1 billion revolving credit facility and we had $967 million of available borrowing capacity net of $2 million of outstanding letters of credit and $31 million of outstanding borrowings pursuant to a short-term credit facility.

Pursuant to the terms of the Sixth Amendment, the tranche A term loan, which had $1.950 billion of borrowings outstanding as of December 31, 2019, provides for eight installment payments of $12.5 million per quarter which commenced in March of 2019 and are scheduled to continue through December of 2020.  Thereafter, payments of $25 million per quarter are scheduled, commencing in March of 2021 until maturity in October of 2023, when all outstanding amounts will be due.

The tranche B term loan, which had $495 million of borrowings outstanding as of December 31, 2019, provides for installment payments of $1.25 million per quarter, which commenced on March 31, 2019 and are scheduled to continue until maturity in October of 2025, when all outstanding amounts will be due.

Borrowings under the Senior Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.375% to 0.625% for revolving credit and term loan A borrowings and 0.75% for tranche B borrowings, or

(2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.375% to 1.625% for revolving credit and term loan A borrowings and 1.75% for the tranche B term loan. As of December 31, 2019, the applicable margins were 0.375% for ABR-based loans and 1.375% for LIBOR-based loans under the revolving credit and term loan A facilities.  The revolving credit facility includes a $125 million sub-limit for letters of credit. The Senior Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Senior Credit Agreement includes a material adverse change clause that must be represented at each draw. The Senior Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We are in compliance with all required covenants as of December 31, 2019 and December 31, 2018.

In late April, 2018, we entered into the sixth amendment to our accounts receivable securitization program (“Securitization”) dated as of October 27, 2010 with a group of conduit lenders, liquidity banks, and PNC Bank, National Association, as administrative agent, which provides for borrowings outstanding from time to time by certain of our subsidiaries in exchange for undivided security interests in their respective accounts receivable. The sixth amendment, among other things, extended the term of the Securitization program through April 26, 2021 and increased the borrowing capacity to $450 million (from $440 million previously). Although the program fee and certain other fees were adjusted in connection with the sixth amendment, substantially all other provisions of the Securitization program remained unchanged.  Pursuant to the terms of our Securitization program, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At December 31, 2019, we had $400 million of outstanding borrowings pursuant to the terms of the Securitization and $50 million of available borrowing capacity.

As of December 31, 2019, we had combined aggregate principal of $1.1 billion from the following senior secured notes:

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

At each of December 31, 2019 and 2018, the carrying value and fair value of our debt were each approximately $4.0 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

The aggregate scheduled maturities of our total debt outstanding as of December 31, 2019 are as follows:

(000s)
2020	$87,550
2021	456,697
2022	809,583
2023	1,757,475
2024	7,823
Later	881,826
Total maturities before unamortized financing costs	4,000,954
Less-Unamortized financing costs	(16,827)
Total	$3,984,127

5) COMMON STOCK

Dividends

In July, 2019, our Board of Directors authorized a $.10 per share increase in our quarterly cash dividend to $.20 per share effective with the dividend for the third quarter of 2019.  Cash dividends of $0.60 per share ($53.0 million in the aggregate) were declared and paid during 2019, $0.40 per share ($37.3 million in the aggregate) were declared and paid during 2018 and $0.40 per share ($38.2 million in the aggregate) were declared and paid during 2017.  All classes of our common stock have similar economic rights.

Stock Repurchase Programs

In July, 2019, our Board of Directors authorized a $1.0 billion increase to our stock repurchase program, which increased the aggregate authorization to $2.7 billion from the previous $1.7 billion authorization approved in various increments since 2014. Pursuant to this program, which had an aggregate available repurchase authorization of $756.1 million as of December 31, 2019, shares of our Class B Common Stock may be repurchased, from time to time as conditions allow, on the open market or in negotiated private transactions.  There is no expiration date for our stock repurchase programs.

The following schedule provides information related to our stock repurchase program for each of the three years ended December 31, 2019.  During 2019, 5,397,753 shares ($706.2 million) were repurchased pursuant to the terms of our stock repurchase program and 336,943 shares ($47.7 million in the aggregate) were repurchased in connection with the income tax withholding obligations resulting from stock-based compensation programs.  During 2018, 3,321,968 shares ($401.3 million) were repurchased pursuant to the terms of our stock repurchase program and 102,800 shares ($12.7 million in the aggregate) were repurchased in connection with the income tax withholding obligations resulting from stock-based compensation programs.  During 2017, 2,960,843 shares ($322.2 million) were repurchased pursuant to the terms of our stock repurchase program and 305,278 shares ($34.2 million in the aggregate) were repurchased in connection with the income tax withholding obligations resulting from stock-based compensation programs.

	Additional dollars authorized for repurchase (in thousands)	Total number of shares purchased (a.)	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Aggregate purchase price paid for shares purchased as part of publicly announced program	Maximum number of dollars that may yet be purchased under the program (in thousands)
Balance as of January 1, 2017									$285,891
2017	$400,000	3,266,121	10,791	$0.01	2,960,843	$108.83	$356,413	$322,231	$363,660
2018	$500,000	3,435,992	11,224	$0.01	3,321,968	$120.81	$414,002	$401,316	$462,344
2019	$1,000,000	5,762,409	27,713	$0.01	5,397,753	$130.84	$753,928	$706,221	$756,123
Total for three year period ended December 31, 2019	$1,900,000	12,464,522	49,728	$0.01	11,680,564	$122.41	$1,524,343	$1,429,768

(a.)	Includes 27,713, 11,224 and 10,791 of restricted shares that were forfeited by former employees pursuant to the terms of our restricted stock purchase plan during 2019, 2018 and 2017, respectively.

Stock-based Compensation Plans

At December 31, 2019, we have a number of stock-based employee compensation plans. Pursuant to the FASB’s guidance, we expense the grant-date fair value of stock options and other equity-based compensation pursuant to the straight-line method over the stated vesting period of the award using the Black-Scholes option-pricing model.

Pre-tax share-based compensation costs of $60.1 million during 2019, $61.1 million during 2018 and $54.3 million during 2017 were recognized related to outstanding stock options. In addition, pre-tax compensation costs of $9.3 million during 2019, $5.5 million during 2018 and $2.5 million during 2017 were recognized related to amortization of restricted stock and discounts provided in connection with shares purchased pursuant to our 2005 Employee Stock Purchase Plan.  As of December 31, 2019, there was approximately $122.8 million of unrecognized compensation cost related to unvested stock options and restricted stock which is expected to be recognized over the remaining average vesting period of 2.6 years.

The expense associated with stock-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $69.4 million in 2019, $66.6 million in 2018 and $56.7 million in 2017.   In connection with our January 1, 2017 adoption of ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, our provision for income taxes and our net income attributable to UHS were favorably impacted by $12.2 million during 2019, $1.2 million during 2018 and $22.1 million during 2017.

In 2005, we adopted the 2005 Stock Incentive Plan which was amended in 2008, 2010, 2015 and 2017 (the “Stock Incentive Plan”). An aggregate of 35.6 million shares of Class B Common Stock has been reserved under the Stock Incentive Plan. During 2019, 2018 and 2017, stock options, net of cancellations, of approximately 2.3 million, 2.2 million and 2.5 million, respectively, were granted. Stock options to purchase Class B Common Stock have been granted to our officers, key employees and members of our Board of Directors. Commencing in 2018, our key employees and non-executive officers began receiving a portion of their stock-based compensation in the form of restricted stock (as discussed below) in addition to receiving options to purchase Class B Common Stock.

The per option weighted-average grant-date fair value of options granted during 2019, 2018 and 2017 was $30.40, $28.19 and $27.05, respectively. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. The majority of options are exercisable ratably over a four-year period beginning one year after the date of the grant. All outstanding options expire five years after the date of the grant. As of December 31, 2019, approximately 4.3 million shares of Class B Common Stock remain available for issuance pursuant to the Stock Incentive Plan.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were derived from averaging the number of options granted during the most recent five-year period. The weighted-average assumptions reflected below were based upon twenty-nine option grants for the five-year period ending

December 31, 2019, twenty-seven option grants for the five-year period ending December 31, 2018 and twenty-seven option grants for the five-year period ending December 31, 2017.

Year Ended December 31,	2019	2018	2017
Expected volatility	27%	27%	28%
Risk free Interest rate	2%	1%	1%
Expected life (years)	3.4	3.4	3.4
Forfeiture rate	9%	13%	10%
Dividend yield	0.3%	0.3%	0.4%

The risk-free rate is based on the U.S. Treasury zero coupon four year yield curve in effect at the time of grant. The expected life of the stock options granted was estimated using the historical behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life. Expected dividend yield is based on our dividend yield at the time of grant.  The forfeiture rate is based upon the actual historical forfeitures utilizing the 5-year term of the option.

The table below summarizes our stock option activity during the year ended December 31, 2019:

Outstanding Options	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2019	9,674,791	$115.39
Granted	2,460,015	$134.39
Exercised	(3,474,496)	$106.01
Cancelled	(527,134)	$125.05
Balance, December 31, 2019	8,133,176	$124.52
Outstanding options vested and exercisable as of December 31, 2019	2,551,267	$119.86

The following table provides information about unvested options for the year ended December 31, 2019:

	Shares	Weighted Average Grant Date Fair Value
Unvested options as of January 1, 2019	5,950,612	$26.34
Granted	2,460,015	$30.40
Vested	(2,310,396)	$25.17
Cancelled	(518,322)	$28.07
Unvested options as of December 31, 2019	5,581,909	$28.45

The following table provides information regarding all options outstanding at December 31, 2019:

	Options Outstanding	Options Exercisable
Number of options outstanding	8,133,176	2,551,267
Weighted average exercise price	$124.52	$119.86
Aggregate intrinsic value as of December 31, 2019	$154,591,751	$60,222,515
Weighted average remaining contractual life	2.7	1.4

The total in-the-money value of all stock options exercised during the years ended December 31, 2019, 2018 and 2017 were $126.7 million, $39.9 million and $85.5 million, respectively.

The weighted average remaining contractual life for options outstanding and weighted average exercise price per share for exercisable options at December 31, 2017, 2018 and 2019 were as follows:

Year Ended:	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Exercisable Options	Weighted Average Exercise Price Per Share	Expected to Vest Options	Weighted Average Exercise Price Per Share
	Shares			Shares		Shares
2017	9,639,949	$112.40	2.9	2,869,346	$100.51	5,031,122	$118.17
2018	9,674,791	115.39	2.6	3,724,179	106.77	4,414,324	120.82
2019	8,133,176	124.52	2.7	2,551,267	119.86	5,073,423	126.62

Under our Amended and Restated 2010 Employees’ Restricted Stock Purchase Plan (the “Restricted Stock Plan”), which allows eligible participants to purchase shares of Class B Common Stock at par value, subject to certain restrictions, 600,000 shares of Class B Common Stock have been reserved.  During 2019, 2018 and 2017, restricted shares, net of cancellations, of approximately 117,467, 136,571, and 23,557, respectively, were granted and issued, with various ratable vesting periods ranging up to five years from the date of grant.  The weighted-average grant-date fair value of the restricted shares granted during 2019, 2018 and 2017 was $133.98, $119.51 and $118.14, respectively. The fair value of each restricted stock grant was determined as the closing UHS market price on the date of grant.  Restricted shares of Class B Common Stock have been granted to our officers and key employees.

In addition to the Stock Incentive Plan and the Restricted Stock Plan, we have our 2005 Employee Stock Purchase Plan (the “Employee Stock Plan”) which allows eligible employees to purchase shares of Class B Common Stock at a ten percent discount. There were 82,449, 87,051 and 86,693 shares issued pursuant to the Employee Stock Purchase Plan during 2019, 2018 and 2017, respectively.

In connection with the Restricted Stock Plan and the Employee Stock Plan, we have reserved 2.6 million shares of Class B Common Stock for issuance and have issued approximately 1.8 million shares, net of cancellations, as of December 31, 2019. As of December 31, 2019, approximately 837,000 shares of Class B Common Stock remain available for issuance pursuant to these plans.

At December 31, 2019, 20,552,363 shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock.

6) INCOME TAXES

Components of income tax expense/(benefit) are as follows (amounts in thousands):

	Year Ended December 31,
	2019	2018	2017
Current
Federal	$225,663	$195,862	$352,433
Foreign	9,284	13,699	10,625
State	40,152	37,555	37,421
	275,099	247,116	400,479
Deferred
Federal	(27,073)	(6,216)	(36,998)
Foreign	1,874	(666)	24
State	(11,106)	(3,592)	192
	(36,305)	(10,474)	(36,782)
Total	$238,794	$236,642	$363,697

On December 22, 2017, the President of the United States signed into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “TCJA-17”). The TCJA-17 made broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations through the implementation of a territorial tax system; (5) creating a new limitation on deductible interest expense; and (6) limiting certain other deductions.  We provided a provisional estimate of the effects of the TCJA-17 in the fourth quarter of 2017 financial statements.  In the fourth quarter of 2018, we completed our analysis to determine the effects of the TCJA-17 in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”) as follows:

Reduction of U.S. federal corporate tax rate:  The TCJA-17 reduces the corporate tax rate to 21 percent, effective January 1, 2018.  Deferred income taxes are based on the estimated future tax effects of differences between the financial statement carrying amounts and the tax bases of assets and liabilities under the provisions of the enacted tax laws.  For certain of our deferred tax assets and deferred tax liabilities, we recorded a provisional decrease of $97 million and $127 million, respectively, with a corresponding net adjustment to deferred tax benefit of $30 million for the year ended December 31, 2017.  Upon completion of our 2017 U.S. Corporate Income Tax Return in the fourth quarter, an increase of $1 million attributable to certain deferred tax assets and a decrease of $5 million attributable to certain deferred tax liabilities was recorded resulting in an additional net deferred tax benefit of $6 million.

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

The TCJA-17 contains two new anti-base erosion tax provisions, (1) the global intangible low-taxed income (“GILTI”) provisions and (2) the base erosion and anti-abuse tax (“BEAT”) provisions:

GILTI:  The GILTI provisions require the inclusion of the earnings of certain foreign subsidiaries in excess of an acceptable rate of return on certain assets of the respective subsidiaries in our U.S. tax return for tax years beginning after December 31, 2017. An accounting policy election was made during 2018 to treat taxes related to GILTI as a period cost when the tax is incurred. We recorded a GILTI tax provision of zero and less than $1 million for the year ended December 31, 2019 and 2018, respectively.

BEAT:  The BEAT provisions limit the deduction for U.S. tax base erosion related payments made by U.S. operations to related foreign affiliates. We were not subject to BEAT for the years ended December 31, 2019 and 2018.

The foreign provision for income taxes is based on foreign pre-tax earnings of $69 million in 2019, $84 million in 2018 and $70 million in 2017. Prior to the TCJA-17, no deferred taxes were provided related to unremitted earnings from foreign subsidiaries. As a result of the mandatory repatriation tax provisions of the Transition Tax included in the TCJA-17, all undistributed earnings from foreign subsidiaries as of December 31, 2017, were subject to tax. Going forward, we anticipate repatriating only previously taxed foreign earnings subjected to the mandatory repatriation tax as well as any future earnings that would qualify for a full dividend received deduction permitted under the TCJA-17 for distributions post-December 31, 2017. As of December 31, 2019, the amount of previously taxed earnings and earnings that would qualify for a full dividend received deduction total $113 million. At this time, there are no material tax effects related to future cash repatriation of undistributed foreign earnings. As such, we have not recognized a deferred tax liability related to existing undistributed earnings.

Our provision for income taxes for the year ended December 31, 2019, 2018 and 2017 included tax benefits of $12 million, $1 million and $22 million, respectively, related to the adoption of ASU 2016-09, which changes how companies account for certain aspects of share-based payments to employees. Under ASU 2016-09, excess tax benefits (when the deductible amount related to the settlement of employee equity awards for tax purposes exceeds the cumulative compensation cost recognized for financial reporting purposes) and deficiencies, if applicable, are recorded as a component of our tax provision.

A reconciliation between the federal statutory rate and the effective tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
State taxes, net of federal income tax benefit	2.2%	2.6%	2.2%
Tax effects of foreign operations	-0.3%	-0.5%	-1.2%
Tax benefit from settlement of employee equity awards	-1.0%	-0.1%	-1.9%
Enactment of the TCJA-17	0.0%	-0.6%	-1.7%
Other items	0.8%	0.9%	0.2%
Impact of income attributable to noncontrolling interests	-0.3%	-0.4%	-0.6%
Effective tax rate	22.4%	22.9%	32.0%

Our effective tax rates were 22.4%, 22.9% and 32.0% for the years ended December 31, 2019, 2018 and 2017, respectively. The decrease in our effective tax rate for the year ended December 31, 2019 as compared to 2018 is due primarily to tax benefits from employee share-based payments of $12 million and $1 million during the year ended December 2019 and 2018, respectively. The decrease in our effective tax rate for the year ended December 31, 2018 as compared to 2017 is due primarily to the net favorable impact of the enactment of the TCJA-17, as discussed above, partially offset by a $21 million unfavorable change in the tax benefit resulting from our January 1, 2017 adoption of ASU 2016-09.

Included in “Other current assets” on our Consolidated Balance Sheet are prepaid federal and state income taxes amounting to approximately $8 million and $24 million as of December 31, 2019 and 2018, respectively.

The components of deferred taxes are as follows (amounts in thousands):

	Year Ended December 31,
	2019			2018
	Assets		Liabilities	Assets		Liabilities
Self-insurance reserves	$69,217	$		$68,402	$
Compensation accruals	70,680			74,124
Doubtful accounts and other reserves	77,665			27,184
Other currently non-deductible accrued liabilities	36,500			35,253
Depreciable and amortizable assets			275,901			257,896
Operating lease liabilities	76,164
Right of use assets-operating leases			76,164
State and foreign net operating loss carryforwards and other state and foreign deferred tax assets	87,662			86,315
Net pension liabilities – OCI only	2,427			4,475
Other combined items – OCI only			0			929
Other liabilities			1,855			2,045
	$420,315		$353,920	$295,753		$260,870
Valuation Allowance	(75,277)		0	(79,264)		0
Total deferred income taxes	$345,038		$353,920	$216,489		$260,870

At December 31, 2019, state net operating loss carryforwards (losses originating in tax years beginning prior to January 1, 2018, expiring in years 2020 through 2038), and credit carryforwards available to offset future taxable income approximated $1.06 billion representing approximately $75 million in deferred state tax benefit (net of the federal benefit); and state related interest expense carryforwards approximated $116 million representing approximately $5 million in deferred state tax benefit (net of the federal benefit). At December 31, 2019, there were foreign net operating losses and credit carryforwards of approximately $36 million, most of which are carried forward indefinitely, representing approximately $8 million in deferred foreign tax benefit.

A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on available evidence, it is more likely than not that certain of our state tax benefits will not be realized. Therefore, valuation allowances of approximately $71 million and $75 million have been reflected as of December 31, 2019 and 2018, respectively. During 2019, the valuation allowance on these state tax benefits decreased by $4 million related to a change in state tax law. In addition, valuation allowances of approximately $4 million have been reflected as of December 31, 2019 and 2018 related to foreign net operating losses and credit carryforwards.

During 2019 and 2018, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were increased less than $1 million due to tax positions taken in the current and prior years.  The balance at each of December 31, 2019 and 2018, if subsequently recognized, that would favorably affect the effective tax rate and the provision for income taxes is approximately $2 million and $1 million respectively.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of December 31, 2019 and 2018, we have accrued interest and penalties of less than $1 million as of each date. The U.S. federal statute of limitations remains open for the 2016 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging for 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

The tabular reconciliation of unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017 is as follows (amounts in thousands):

	As of December 31,
	2019	2018	2017
Balance at January 1,	$1,553	$1,096	$1,259
Additions based on tax positions related to the current year	500	500	500
Additions for tax positions of prior years	113	62	47
Reductions for tax positions of prior years	0	0	0
Settlements	(2)	(105)	(710)
Balance at December 31,	$2,164	$1,553	$1,096

7) LEASE COMMITMENTS

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

Three of our hospital facilities are held under operating leases with Universal Health Realty Income Trust with two hospital terms expiring in 2021 and the third expiring in 2026 (see Note 9 for additional disclosure). We are also the lease of the real property of certain facilities (see Item 2. Properties for additional disclosure).

The components of lease expense for the year ended December 31, 2019 are as follows (in thousands):

Twelve months ended December 31,
2019

Operating lease cost	$72,098
Variable and short term lease cost (a)	35,711
Total lease and rental expense	$107,809

Finance lease cost:
Amortization of property under capital lease	$1,877
Interest on debt of property under capital lease	1,876
Total finance lease cost	$3,753

(a) Includes equipment, month-to-month and leases with a maturity of less than 12 months.

Supplemental cash flow information related to leases for the year ended December 31, 2019 are as follows (in thousands):

Twelve months ended December 31,
2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$107,239
Operating cash flows from finance leases	$2,078
Financing cash flows from finance leases	$1,959

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$383,857
Finance leases	0

Included in the $383.9 million of right-of-use assets obtained in exchange for operating lease obligations is $29.3 million of new and modified operating leases entered into during the year ended December 31, 2019.

Supplemental balance sheet information related to leases as of December 31, 2019 are as follows (in thousands):

December 31,
2019

Operating Leases
Right of use assets-operating leases	$326,518

Operating lease liabilities	$56,442
Operating lease liabilities noncurrent	270,076
Total operating lease liabilities	$326,518

Finance Leases
Property and equipment	$38,582
Accumulated depreciation	(26,610)
Property and equipment, net	$11,972

Current maturities of long-term debt	$1,650
Long-term debt	16,359
Total finance lease liabilities	$18,009

Weighted Average remaining lease term, years
Operating leases	9.7
Finance leases	6.9

Weighted Average discount rate
Operating leases	4.7%
Finance leases	9.8%

Future maturities of lease liabilities as of December 31, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases
Year ending December 31,
2020	$68,703	$3,375
2021	62,017	3,257
2022	51,178	3,559
2023	46,327	3,654
2024	40,498	3,752
Later years	148,928	8,380
Total lease payments	417,651	25,977
less imputed interest	(91,133)	(7,968)
Total	$326,518	$18,009

We assumed no finance leases in 2019.

Future minimum rental payments under lease commitments with a term of more than one year as of December 31, 2018, prior to our adoption of ASC 842 are as follows (amounts in thousands):

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

We assumed no capital lease obligations in 2018.   In the ordinary course of business, our facilities routinely lease equipment pursuant to new lease arrangements that will likely result in future lease and rental expense in excess of amounts indicated above.

8) COMMITMENTS AND CONTINGENCIES

Professional and General Liability, Workers’ Compensation Liability

The vast majority of our subsidiaries are self-insured for professional and general liability exposure up to: (i) $10 million and $3 million per occurrence, respectively, effective January, 2020 (professional liability claims are also subject to an additional annual aggregate self-insured retention of $2.5 million for claims in excess of $10 million); (ii) $5 million and $3 million per occurrence, respectively, during 2019, 2018 and 2017, and; (iii) $10 million and $3 million per occurrence, respectively, prior to 2017. These subsidiaries are provided with several excess policies through commercial insurance carriers which provide for coverage in excess of the applicable per occurrence self-insured retention or underlying policy limits up to $250 million per occurrence and in the aggregate for claims incurred after 2013 and up to $200 million per occurrence and in the aggregate for claims incurred from 2011 through 2013. We remain liable for 10%, up to an annual aggregate limitation of $5 million ($8.5 million for facilities located in the U.K.), of the claims paid pursuant to the commercially insured excess coverage. In addition, from time to time based upon marketplace conditions, we may elect to purchase additional commercial coverage for certain of our facilities or businesses.  Our behavioral health care facilities located in the U.K. have policies through a commercial insurance carrier located in the U.K. that provides for £10 million of professional liability coverage and £25 million of general liability coverage.

As of December 31, 2019, the total accrual for our professional and general liability claims was $242 million, of which $42 million was included in current liabilities.  As of December 31, 2018, the total accrual for our professional and general liability claims was $243 million, of which $42 million was included in current liabilities. As of December 31, 2017, the total accrual for our professional and general liability claims was $229 million, of which $54 million was included in current liabilities. Our consolidated results of operations during 2019 and 2018 were not materially impacted by adjustments to our prior year reserves for professional and general liability claims. During 2017, based upon a reserve analysis of our estimated future claims payments, we recorded an increase to our professional and general liability self-insurance reserves (relating to prior years) of $15 million.

As of December 31, 2019, the total accrual for our workers’ compensation liability claims was $81 million, of which $40 million was included in current liabilities.  As of December 31, 2018, the total accrual for our workers’ compensation liability claims was $72 million, of which $40 million was included in current liabilities.  As of December 31, 2017, the total accrual for our workers’ compensation liability claims was $70 million, of which $35 million was included in current liabilities.  Our consolidated results of operations during 2019, 2018 and 2017 were not materially impacted by adjustments to our prior year reserves for workers’ compensation claims.

Below is a schedule showing the changes in our general and professional liability and workers’ compensation reserves during the three years ended December 31, 2019 (amount in thousands):

	General and
	Professional	Workers’
	Liability	Compensation	Total
Balance at January 1, 2017	$207,459	$67,356	$274,815
Plus: Accrued insurance expense, net of commercial premiums paid	65,049	37,546	102,595
Less: Payments made in settlement of self-insured claims	(43,817)	(35,371)	(79,188)
Balance at January 1, 2018	228,691	69,531	298,222
Plus: Accrued insurance expense, net of commercial premiums paid	54,387	38,476	92,863
Less: Payments made in settlement of self-insured claims	(40,027)	(36,117)	(76,144)
Balance at January 1, 2019	243,051	71,890	314,941
Plus: Accrued insurance expense, net of commercial premiums paid	56,452	49,220	105,672
Less: Payments made in settlement of self-insured claims	(57,683)	(40,106)	(97,789)
Balance at December 31, 2019	$241,820	$81,004	$322,824

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

Other Contractual Commitments:

In addition to our long-term debt obligations as discussed in Note 4 - Long-Term Debt and our operating lease obligations as discussed in Note 7 - Lease Commitments, we have various other contractual commitments outstanding as of December 31, 2019 as follows: (i) other combined estimated future purchase obligations of $293 million related to a long-term contract with third-parties consisting primarily of certain revenue cycle data processing services for our acute care facilities ($37 million), expected future costs to be paid to a third-party vendor in connection with the ongoing operation of an electronic health records application and purchase implementation of a revenue cycle and other applications for our acute care facilities ($219 million), and other software applications ($37 million); (ii) estimated construction commitment of $125 million representing our share of the construction costs of five behavioral health care facilities, that we are required to build pursuant to joint-venture agreements with third-parties, that are under construction and scheduled to be completed at various times in 2020, 2021 and 2022; (iii) combined estimated future payments of $189 million related to our non-contributory, defined benefit pension plan ($169 million consisting of estimated payments through

2079) and other retirement plan liabilities ($20 million), and; (iv) accrued and unpaid estimated claims expense incurred in connection with our commercial health insurers and self-insured employee benefit plans ($87 million).

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

The laws and regulations governing the healthcare industry are complex covering, among other things, government healthcare participation requirements, licensure, certification and accreditation, privacy of patient information, reimbursement for patient services as well as fraud and abuse compliance. These laws and regulations are constantly evolving and expanding. Further, the Legislation has added additional obligations on healthcare providers to report and refund overpayments by government healthcare programs and authorizes the suspension of Medicare and Medicaid payments “pending an investigation of a credible allegation of fraud.” We monitor our business and have developed an ethics and compliance program with respect to these complex laws, rules and regulations. Although we believe our policies, procedures and practices comply with government regulations, there is no assurance that we will not be faced with the sanctions referenced above which include fines, penalties and/or substantial damages, repayment obligations, payment suspensions, licensure revocation, and expulsion from government healthcare programs. Even if we were to ultimately prevail in any action brought against us or our facilities or in responding to any inquiry, such action or inquiry could have a material adverse effect on us.

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

In October, 2013, we were advised that the DOJ’s Criminal Frauds Section had opened an investigation of River Point Behavioral Health and Wekiva Springs Center. We were subsequently notified that the Criminal Frauds section had opened investigations of National Deaf Academy, Hartgrove Hospital and UHS as a corporate entity. In April 2017, the DOJ’s Criminal Division issued a subpoena requesting documentation from Shadow Mountain Behavioral Health. In August 2017, Kempsville Center of Behavioral Health (a part of Harbor Point Behavioral Health previously identified above) received a subpoena requesting documentation. We have recently been advised that the investigations being conducted by the DOJ’s Criminal Frauds Section and corresponding U.S. Attorneys’ Offices, of UHS and the above referenced facilities, have been closed.

In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration (“AHCA”) subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the Medicare suspension remains in effect. In June 2017, AHCA advised that while they were maintaining the suspension for dual eligible and cross-over Medicare beneficiaries, the Medicaid payment suspension was lifted effective June 27, 2017. From inception through December 31, 2019, the aggregate funds withheld from us in connection with the River Point Behavioral Health payment suspension amounted to approximately $8.6 million. We anticipate a resolution of the payment suspension will be part of the overall settlement agreement(s) to be drafted and finalized.  Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during 2019, 2018 or 2017, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

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

In connection with this agreement in principle, during 2019, we recorded a pre-tax increase of approximately $11 million to the reserve established in connection with the civil aspects of these matters (“DOJ Reserve”), which includes related fees and costs due to or on behalf of third-parties. The aggregate pre-tax DOJ Reserve amounted to $134 million as of December 31, 2019 and $123 million as of December 31, 2018 (including $102 million recorded during 2018).

In late August, 2019, we received the initial draft of the settlement agreement from the DOJ’s Civil Division. Negotiations regarding the terms and conditions of the settlement agreement continue. Based upon the terms and provisions included in the draft settlement agreement, and related subsequent discussions, our 2019 financial statements include an unfavorable provision for income taxes of approximately $6 million resulting from the net estimated federal and state income taxes due on the portion of the pre-tax DOJ Reserve that is estimated to be non-deductible for income tax purposes.

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

DOJ investigation of Turning Point Hospital.

During the fourth quarter of 2018, we were notified that the DOJ Civil Division in conjunction with the U.S. Attorney’s Office for the Northern District of Georgia and the Georgia Attorney General’s Office opened an investigation of Turning Point Hospital in Moultrie, GA.  The DOJ Civil Division has advised us that they are primarily investigating transportation and housing financial assistance provided to patients receiving treatment at the facility. The DOJ issued a civil investigative demand to the facility requesting various documents and other information. In September, 2019, we reached a settlement in principle of this matter pending negotiation, finalization and execution of definitive settlement agreements. As of December 31, 2019, our financial statements include an estimated reserve in connection with the potential settlement of this matter, which did not have material impact on our results of operations and financial condition.

Litigation:

U.S. ex rel Escobar v. Universal Health Services, Inc. et.al.

This is a False Claims Act case filed against Universal Health Services, Inc., UHS of Delaware, Inc. and HRI Clinics, Inc. d/b/a Arbour Counseling Services in U.S. District Court for the District of Massachusetts.  This qui tam action primarily alleges that Arbour Counseling Services failed to appropriately supervise certain clinical providers in contravention of  regulatory requirements and the submission of claims to Medicaid were subsequently improper.  Relators make other claims of improper billing to Medicaid associated with alleged failures of Arbour Counseling to comply with state regulations.  The U.S. Attorney’s Office and the Massachusetts Attorney General’s Office initially declined to intervene.  UHS filed a motion to dismiss and the trial court originally granted the motion dismissing the case.  The First Circuit Court of Appeals (“First Circuit”) reversed the trial court’s dismissal of the case.  The United States Supreme Court subsequently vacated the First Circuit’s opinion and remanded the case for further consideration under the new legal standards established by the Supreme Court for False Claims Act cases.  During the 4th quarter of 2016, the First Circuit issued a revised opinion upholding their reversal of the trial court’s dismissal.  The case was then remanded to the trial court for further proceedings.  In January 2017, the U.S. Attorney’s Office and Massachusetts Attorney General’s Office advised of the potential for intervention in the case.  The Massachusetts Attorney General’s Office subsequently filed its motion to intervene which was granted and, in April 2017, filed their Complaint in Intervention. We have defended this case vigorously. This matter is included in the above-mentioned agreement in principle reached with the DOJ’s Civil Division, and on behalf of various states’ attorneys general offices, to resolve the civil aspects of the government’s investigation of our behavioral health care facilities, subject to requisite approvals and preparation and execution of definitive settlement and related agreements.

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

The George Washington University v. Universal Health Services, Inc., et. al.

In December 2019, The George Washington University (“University”) filed a lawsuit in the Superior Court for the District of Columbia against Universal Health Services, Inc. as well as certain subsidiaries and individuals associated with the ownership and management of The George Washington University Hospital (“GW Hospital”) in Washington, D.C. (case No. 2019 CA 008019 B).  The lawsuit claims that UHS failed to provide sufficient financial compensation to the University under the terms of various agreements entered into in 1997 between the University and UHS for the joint venture ownership of GW Hospital.  The lawsuit includes claims for breach of contract, breach of fiduciary duty, and unjust enrichment.  We deny liability and intend to defend this matter vigorously. At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

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

9) RELATIONSHIP WITH UNIVERSAL HEALTH REALTY INCOME TRUST AND OTHER RELATED PARTY TRANSACTIONS

Relationship with Universal Health Realty Income Trust:

At December 31, 2019, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities.  The advisory agreement was Amended and Restated effective January 1, 2019.  Among other things, the Amended and Restated Advisory Agreement (the “Agreement”) eliminated the 20% annual incentive fee clause which we were previously entitled to under certain conditions (the incentive fee requirements have never been achieved).  The advisory agreement was renewed by the Trust for 2020 at the same rate as the prior three years, providing for an advisory computation at 0.70%

of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $4.0 million during 2019, $3.8 million during 2018 and $3.6 million during 2017.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust was $1.1 million and $1.4 million during 2019 and 2018, respectively, which are included in other income, net, on the accompanying consolidated statements of income for each year. Our pre-tax share of income from the Trust was $2.6 million during 2017, which is included in net revenues in the accompanying consolidated statements of income. Included in our share of the Trust’s income for 2017 was a gain realized by the Trust in connection with a divestiture of property that was completed during the first quarter of 2017, as well as gain recorded in connection with hurricane-related insurance proceeds. We received dividends from the Trust amounting to $2.1 million during each of 2019, 2018 and 2017.

The carrying value of our investment in the Trust was $6.4 million and $7.5 million at December 31, 2019 and 2018, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $92.4 million at December 31, 2019 and $48.3 million at December 31, 2018, based on the closing price of the Trust’s stock on the respective dates.

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

Total rent expense under the operating leases on the three hospital facilities with the Trust was $16.4 million during 2019 and $16.0 million during each of 2018 and 2017. Pursuant to the terms of the three hospital leases with the Trust, we have the option to renew the leases at the lease terms described above by providing notice to the Trust at least 90 days prior to the termination of the then current term. We also have the right to purchase the respective leased hospitals at the end of the lease terms or any renewal terms at their appraised fair market value as well as purchase any or all of the three leased hospital properties at the appraised fair market value upon one month’s notice should a change of control of the Trust occur.  In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

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

In addition, certain of our subsidiaries are tenants in several medical office buildings (“MOBs”) and two free-standing emergency departments owned by the Trust or by limited liability companies in which the Trust holds 95% to 100% of the ownership interest.

During the third quarter of 2019, the Trust commenced construction on a new 75,000 rentable square feet MOB that will be located on the campus of Texoma Medical Center, a hospital that is owned and operated by one of our subsidiaries.  In connection with this MOB, a master flex lease has been executed between a wholly-owned subsidiary of ours and a Trust limited partnership that owns the MOB.  Pursuant to the terms of this master flex lease, our subsidiary will master lease approximately 50% of the rentable square feet of the MOB, which could be reduced during the term if certain conditions are met, for a ten-year term at an initial minimum annual rent of $644,000.

During the third quarter of 2019, a joint-venture agreement between us and a non-related third-party was finalized in connection with the development of a newly constructed behavioral health care facility located in Clive, Iowa.  Pursuant to the terms of the agreement, we hold a majority ownership interest in the venture and will act as manager of the facility when completed and opened.  This joint-venture also entered into an agreement with the Trust whereby a wholly-owned subsidiary of the Trust will construct the 108-bed behavioral health care hospital and, upon completion and issuance of the certificate of occupancy, the joint venture will lease the facility from the Trust pursuant to a 20-year, triple net lease with five, 10-year renewal options.  Construction of the approximately 80,000 square foot hospital, for which a wholly-owned subsidiary of ours will act as project manager for an aggregate fee of approximately $750,000, is expected to be completed in late 2020.  The approximate cost of the project is estimated at $37.5 million and the initial annual rent is estimated at approximately $2.7 million.

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of our chief executive officer (“CEO”) and his wife. As a result of these agreements, as amended in October, 2016, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $28 million in premiums, and certain trusts owned by our CEO, would pay approximately $9 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than approximately $37 million representing the $28 million of aggregate premiums paid by us as well as the $9 million of aggregate premiums paid by the trusts. In connection with these policies, we paid approximately $1.1 million, net, in premium payments during each of 2019 and 2018 and $1.2 million during 2017.

In August, 2015, Marc D. Miller, our President and member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance.  During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO. Also in connection with this GPO agreement, we received shares of restricted stock of Premier which vest ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO.  We have elected to retain a portion of the previously vested shares of Premier, the market value of which is included in other assets on our consolidated balance sheet.  Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier on which the restrictions have lapsed was $70 million as of December 31, 2019 and $56 million as of December 31, 2018.  The $14 million increase in market value at December 31, 2019, as compared to December 31, 2018, is the result of $10 million of additional vested shares and $4 million of increased market value.  In connection with our 2018 adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, since our vested shares of Premier are held for investment and classified as available for sale, the increase in market value of these shares during 2019 and 2018 was recorded as an unrealized gain and included in “Other (income) expense, net” on our condensed consolidated statements of income.  Prior to 2018, changes in the market value of our vested Premier stock were recorded to other comprehensive income/loss on our consolidated balance sheet.

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

The following table disaggregates our revenue by major source for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	For the year ended December 31, 2019
	Acute Care		Behavioral Health		Other	Total
Medicare	$1,336,200	22%	$553,045	11%		$1,889,245	17%
Managed Medicare	827,216	13%	220,543	4%		1,047,759	9%
Medicaid	519,508	8%	688,141	13%		1,207,649	11%
Managed Medicaid	560,029	9%	1,118,612	21%		1,678,641	15%
Managed Care (HMO and PPOs)	2,271,002	37%	1,363,815	26%		3,634,817	32%
UK Revenue	0	0%	553,831	11%		553,831	5%
Other patient revenue and adjustments, net	191,422	3%	505,144	10%		696,566	6%
Other non-patient revenue	459,183	7%	206,932	4%	3,636	669,751	6%
Total Net Revenue	$6,164,560	100%	$5,210,063	100%	$3,636	11,378,259	100%

	For the year ended December 31, 2018
	Acute Care		Behavioral Health		Other	Total
Medicare	$1,296,152	23%	$579,723	12%		$1,875,875	17%
Managed Medicare	730,387	13%	199,003	4%		929,390	9%
Medicaid	487,197	9%	696,421	14%		1,183,618	11%
Managed Medicaid	554,438	10%	975,567	19%		1,530,005	14%
Managed Care (HMO and PPOs)	2,093,890	37%	1,395,980	28%		3,489,870	32%
UK Revenue	0	0%	504,721	10%		504,721	5%
Other patient revenue and adjustments, net	167,570	3%	483,417	10%		650,987	6%
Other non-patient revenue	390,271	7%	204,042	4%	13,499	607,812	6%
Total Net Revenue	$5,719,905	100%	$5,038,874	100%	$13,499	10,772,278	100%

	For the year ended December 31, 2017
	Acute Care		Behavioral Health		Other	Total
Medicare	$1,223,150	22%	$593,690	12%		$1,816,840	17%
Managed Medicare	630,083	11%	161,320	3%		791,403	8%
Medicaid	482,820	9%	723,544	15%		1,206,364	12%
Managed Medicaid	511,844	9%	876,907	18%		1,388,751	13%
Managed Care (HMO and PPOs)	1,949,435	36%	1,412,086	29%		3,361,521	32%
UK Revenue	0	0%	426,575	9%		426,575	4%
Other patient revenue and adjustments, net	219,056	4%	498,915	10%		717,971	7%
Other non-patient revenue	468,295	9%	213,682	4%	18,463	700,440	7%
Total Net Revenue	$5,484,683	100%	$4,906,719	100%	$18,463	10,409,865	100%

11) PENSION PLAN

We maintain contributory and non-contributory retirement plans for eligible employees. Our contributions to the contributory plan amounted to $56.3 million, $56.6 million and $50.1 million in 2019, 2018 and 2017, respectively. The non-contributory plan is a defined benefit pension plan which covers employees of one of our subsidiaries. The benefits are based on years of service and the employee’s highest compensation for any five years of employment. Our funding policy is to contribute annually at least the minimum amount that should be funded in accordance with the provisions of ERISA.

For defined benefit pension plans, the benefit obligation is the “projected benefit obligation”, the actuarial present value, as of December 31 measurement date, of all benefits attributed by the pension benefit formula to employee service rendered to that date.  The amount of benefit to be paid depends on a number of future events incorporated into the pension benefit formula, including estimates of the average life of employees/survivors and average years of service rendered.  It is measured based on assumptions concerning future interest rates and future compensation levels. The following table shows the reconciliation of the defined benefit pension plan as of December 31, 2019 and 2018:

	2019	2018
	(000s)
Change in plan assets:
Fair value of plan assets at beginning of year	$104,591	$118,667
Actual return (loss) on plan assets	22,331	(7,522)
Benefits paid	(6,168)	(6,031)
Administrative expenses	(467)	(523)
Fair value of plan assets at end of year	$120,287	$104,591
Change in benefit obligation:
Benefit obligation at beginning of year	$108,428	$116,056
Service cost	$725	689
Interest cost	$4,237	4,063
Benefits paid	$(6,168)	(6,031)
Actuarial (gain) loss	$10,334	(6,349)
Benefit obligation at end of year	$117,556	$108,428
Amounts recognized in the Consolidated Balance Sheet:
Other non-current assets	2,731	—
Other non-current liabilities	—	3,836
Total amounts recognized at end of year	$2,731	$3,836

	2019	2018	2017
	(000s)
Components of net periodic cost (benefit)
Service cost	$725	$689	$721
Interest cost	4,237	4,063	4,465
Expected return on plan assets	(4,558)	(5,197)	(5,862)
Amortization of actuarial loss	1,533	—	863
Net periodic cost	$1,937	$(445)	$187

	2019	2018
Measurement Dates
Benefit obligations	12/31/2019	12/31/2018
Fair value of plan assets	12/31/2019	12/31/2018

	2019	2018
Weighted average assumptions as of December 31
Discount rate	2.94%	4.03%
Rate of compensation increase	4.00%	4.00%

	2019	2018	2017
Weighted-average assumptions for net periodic benefit cost calculations
Discount rate	4.03%	3.60%	4.14%
Expected long-term rate of return on plan assets	4.50%	4.50%	5.50%
Rate of compensation increase	4.00%	4.00%	4.00%

The “accumulated benefit obligation” for our pension plan represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels.  The accumulated benefit obligation for our plan was $117.5 million and $108.3 million as of December 31, 2019 and 2018, respectively. As of December 31, 2019, the fair value of plan assets exceeded the accumulated benefit obligation by $2.7 million. As of December 31, 2018, the accumulated benefit obligation exceeded the a fair value of plan assets by $3.7 million.

We estimate that there will be no net loss or prior service cost amortized from accumulated other comprehensive income during 2019.

The market values of our pension plan assets at December 31, 2019 and December 31, 2018, reported using net asset value as a practical expedient, by asset category are as follows:

	2019	2018
Equities:
U.S. Large Cap	$9,867	$7,711
U.S. Mid Cap	$3,054	2,309
U.S. Small Cap	$3,160	2,094
International Developed	$7,317	5,710
Emerging Markets	$4,957	4,137
Fixed income:
Core Fixed Income	$25,390	24,617
Long Duration Fixed Income	$63,515	55,318
Real Estate:
REIT Fund	$2,372	2,037
Cash/Currency:
Cash Equivalents	$655	658
Total market value	$120,287	$104,591

To develop the expected long-term rate of return on plan assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

The following table shows expected benefit payments for the years 2020 through 2029 for our defined pension plan. There will be benefit payments under this plan beyond 2029.

Estimated Future Benefit Payments (000s)
2020	$6,752
2021	6,868
2022	6,926
2023	6,945
2024	6,939
2025-2029	33,889
Total	$68,319

	2019	2018
Plan Assets
Asset Category
Equity securities	24%	21%
Fixed income securities	74%	76%
Other	2%	3%
Total	100%	100%

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

	As of 12/31/2019	Permitted Range
Total Equity	24%	10-30%
Total Fixed Income	74%	70-90%
Other	2%	0-10%

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

12) SEGMENT REPORTING

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including, but not limited to, information technology, purchasing, reimbursement, accounting and finance, taxation, legal, advertising and design and construction. The chief operating decision making group for our acute care services and behavioral health care services is comprised of our Chief Executive Officer, the President and the Presidents of each operating segment. The Presidents for each operating segment also manage the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in this Annual Report on Form 10-K for the year ended December 31, 2019. The corporate overhead allocations, as reflected below, are utilized for internal reporting purposes and are comprised of each period’s projected corporate-level operating expenses (excluding interest expense). The overhead expenses are captured and allocated directly to each segment, to the extent possible, based upon each segment’s respective percentage of total operating expenses.

2019	Acute Care Hospital Services	Behavioral Health Services (a.)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$28,430,922	$10,100,903	$—	$38,531,825
Gross outpatient revenues	$17,666,629	$1,066,704	$—	$18,733,333
Total net revenues	$6,164,560	$5,210,063	$3,636	$11,378,259
Income (loss) before allocation of corporate overhead and income taxes	$713,410	$900,965	$(548,038)	$1,066,337
Allocation of corporate overhead	$(230,166)	$(166,571)	$396,737	$0
Income (loss) after allocation of corporate overhead and before income taxes	$483,244	$734,394	$(151,301)	$1,066,337
Total assets	$4,405,643	$6,910,790	$351,817	$11,668,250

2018	Acute Care Hospital Services	Behavioral Health Services (a.)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$24,814,959	$9,735,521	$—	$34,550,480
Gross outpatient revenues	$14,967,313	$1,025,721	$—	$15,993,034
Total net revenues	$5,719,905	$5,038,874	$13,499	$10,772,278
Income (loss) before allocation of corporate overhead and income taxes	$708,680	$915,517	$(589,672)	$1,034,525
Allocation of corporate overhead	$(199,823)	$(161,282)	$361,105	$0
Income (loss) after allocation of corporate overhead and before income taxes	$508,857	$754,235	$(228,567)	$1,034,525
Total assets	$4,094,537	$6,786,369	$384,574	$11,265,480

2017	Acute Care Hospital Services	Behavioral Health Services (a.)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$21,888,207	$8,949,984	$—	$30,838,191
Gross outpatient revenues	$13,115,881	$993,409	$—	$14,109,290
Total net revenues	$5,484,683	$4,906,719	$18,463	$10,409,865
Income (loss) before allocation of corporate overhead and income taxes	$641,857	$968,974	$(475,822)	$1,135,009
Allocation of corporate overhead	$(182,713)	$(158,735)	$341,448	$0
Income (loss) after allocation of corporate overhead and before income taxes	$459,144	$810,239	$(134,374)	$1,135,009
Total assets	$3,849,214	$6,648,818	$263,796	$10,761,828

(a.)

Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $554 million in 2019, $505 million in 2018 and $429 million in 2017.  Total assets at our U.K. behavioral health care facilities were approximately $1.270 billion as of December 31, 2019, $1.224 billion as of December 31, 2018 and $1.098 billion as of December 31, 2017. In addition, included in our 2019 Behavioral Health Services operating segment Income (loss) before allocation of corporate overhead and income taxes is a pre-tax $98 million provision for asset impairment to reduce the carrying value of a tradename intangible asset and real property assets. Included in our 2018 Behavioral Health Services operating segment Income (loss) before allocation of corporate overhead and income taxes is a pre-tax $49 million provision for asset impairment to reduce the carrying value of a tradename intangible asset.

13) QUARTERLY RESULTS (unaudited)

The quarterly financial data is prepared on the same basis as the audited annual financial statements, and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our results of operations for these periods. The following tables summarize the quarterly financial data for the two years ended December 31, 2019 and 2018:

2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Net revenues	$2,804,391	$2,855,168	$2,822,453	$2,896,247	$11,378,259
Net income	$237,398	$241,265	$100,870	$248,010	$827,543
Less: Net income attributable to noncontrolling interests	$3,230	$2,945	$3,680	$2,834	$12,689
Net income attributable to UHS	$234,168	$238,320	$97,190	$245,176	$814,854
Earnings per share attributable to UHS-Basic:
Total basic earnings per share	$2.57	$2.67	$1.10	$2.81	$9.16
Earnings per share attributable to UHS-Diluted:
Total diluted earnings per share	$2.57	$2.66	$1.10	$2.79	$9.13

The 2019 quarterly financial data presented above includes the following:

First Quarter:

•

a favorable after-tax impact of $10.9 million, or $.12 per diluted share, resulting from our January 1, 2017 adoption of ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”).

Second Quarter:

•

an unfavorable $11.0 million pre-tax impact ($8.4 million, or $.09 per diluted share, net of taxes) increase in the reserve established in connection with the discussions with the Department of Justice related to the civil aspects of the government’s investigation of certain of our behavioral health care facilities (“ DOJ Reserve”);

•	a favorable after-tax impact of $509,000, or $.01 per diluted share, resulting from our January 1, 2017 adoption of ASU 2016-09.

Third Quarter:

•	an unfavorable $6.2 million after-tax impact, or $.07 per diluted share recorded to provide income taxes on the portion of the DOJ reserve that is deemed non-deductible;
•	an unfavorable $97.6 million pre-tax impact ($74.6 million, or $.84 per diluted share, net of taxes) recorded in connection with provision for asset impairment.
•	a favorable after-tax impact of $1.7 million, or $.02 per diluted share, resulting from our January 1, 2017 adoption of ASU 2016-09.

2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Net revenues	$2,687,516	$2,681,353	$2,648,913	$2,754,496	$10,772,278
Net income	$228,669	$230,711	$174,881	$163,622	$797,883
Less: Net income attributable to noncontrolling interests	$4,837	$4,659	$3,135	$5,547	$18,178
Net income attributable to UHS	$223,832	$226,052	$171,746	$158,075	$779,705
Earnings per share attributable to UHS-Basic:
Total basic earnings per share	$2.37	$2.40	$1.85	$1.71	$8.35
Earnings per share attributable to UHS-Diluted:
Total diluted earnings per share	$2.36	$2.39	$1.84	$1.70	$8.31

The 2018 quarterly financial data presented above includes the following:

First Quarter:

•	an unfavorable $13.0 million pre-tax impact ($9.9 million, or $.11 per diluted share, net of taxes) increase in DOJ Reserve;
•	a favorable after-tax impact of $1.6 million, or $.02 per diluted share, resulting from our January 1, 2017 adoption of ASU 2016-09.

Second Quarter:

•	an unfavorable $9.5 million pre-tax impact ($7.2 million, or $.08 per diluted share, net of taxes) increase in the DOJ Reserve.

Third Quarter:

•	an unfavorable $48.0 million pre-tax impact ($36.6 million, or $.39 per diluted share, net of taxes) increase in the DOJ Reserve.

Fourth Quarter:

•	an unfavorable $31.9 million pre-tax impact ($24.5 million, or $.26 per diluted share, net of taxes) increase in the DOJ Reserve;
•	an unfavorable $49.3 million pre-tax impact ($37.7 million, or $.41 per diluted share, net of taxes) recorded in connection with provision for intangible asset impairment.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at	Charges to		Write-off of	Balance
	beginning	costs and	Acquisitions	uncollectible	at end
Valuation Allowance for Deferred Tax Assets:	of period	expenses	of business	accounts	of period
Year ended December 31, 2019	$79,264	$(3,987)	$-	$-	$75,277
Year ended December 31, 2018	$70,227	$9,037	$-	$-	$79,264
Year ended December 31, 2017	$56,333	$13,894	$-	$-	$70,227

	Balance at	Charges to			Balance
	beginning	costs and	Acquisitions		at end
Allowance for Doubtful Accounts Receivable:	of period	expenses	of business	Write-offs	of period
Year ended December 31, 2017 (a)	$410,374	$869,077	$-	$(799,162)	$480,289

(a) Effective January 1, 2018, the Company adopted ASC 606 using a modified retrospective approach.  This schedule discloses allowance for doubtful accounts receivable for periods reported under ASC 605 only.