Form 10-Q
period 2020-03-31
UNIVERSAL HEALTH SERVICES INC
filed 2020-05-08
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of April 30, 2020:

Class A	6,577,100
Class B	77,669,278
Class C	661,688
Class D	18,411

UNIVERSAL HEALTH SERVICES, INC.

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2020. This Report modifies and supersedes documents filed prior to this Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Report.

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

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2020	2019
Net revenues	$2,829,667	$2,804,391
Operating charges:
Salaries, wages and benefits	1,432,669	1,365,546
Other operating expenses	689,790	644,780
Supplies expense	317,827	307,463
Depreciation and amortization	124,394	120,040
Lease and rental expense	28,293	26,125
	2,592,973	2,463,954
Income from operations	236,694	340,437
Interest expense, net	36,351	39,640
Other (income) expense, net	9,560	4,501
Income before income taxes	190,783	296,296
Provision for income taxes	46,323	58,898
Net income	144,460	237,398
Less: Net income attributable to noncontrolling interests	2,423	3,230
Net income attributable to UHS	$142,037	$234,168

Basic earnings per share attributable to UHS	$1.64	$2.57
Diluted earnings per share attributable to UHS	$1.64	$2.57

Weighted average number of common shares - basic	86,212	90,776
Add: Other share equivalents	243	191
Weighted average number of common shares and equivalents - diluted	86,455	90,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended March 31,
	2020	2019
Net income	$144,460	$237,398
Other comprehensive income (loss):
Unrealized derivative gains (losses) on cash flow hedges	-	(2,917)
Foreign currency translation adjustment	(39,201)	(14,262)
Other comprehensive income (loss) before tax	(39,201)	(17,179)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(2,108)	(2,466)
Total other comprehensive income (loss), net of tax	(37,093)	(14,713)
Comprehensive income	107,367	222,685
Less: Comprehensive income attributable to noncontrolling interests	2,423	3,230
Comprehensive income attributable to UHS	$104,944	$219,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$54,619	$61,268
Accounts receivable, net	1,486,829	1,560,847
Supplies	162,597	159,889
Other current assets	130,301	133,930
Total current assets	1,834,346	1,915,934

Property and equipment	9,232,949	9,106,377
Less: accumulated depreciation	(4,190,658)	(4,089,679)
	5,042,291	5,016,698
Other assets:
Goodwill	3,836,566	3,869,760
Deferred income taxes	17,482	16,189
Right of use assets-operating leases	341,264	326,518
Deferred charges	5,936	6,373
Other	542,541	516,778
Total Assets	$11,620,426	$11,668,250

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$69,521	$87,550
Accounts payable and accrued liabilities	1,382,652	1,272,374
Legal reserves	145,227	144,509
Operating lease liabilities	57,772	56,442
Federal and state taxes	34,779	2,515
Total current liabilities	1,689,951	1,563,390

Other noncurrent liabilities	387,669	329,932
Operating lease liabilities noncurrent	284,008	270,076
Long-term debt	3,735,799	3,896,577
Deferred income taxes	34,003	25,071
Redeemable noncontrolling interests	3,953	4,333

Equity:
UHS common stockholders’ equity	5,413,209	5,504,105
Noncontrolling interest	71,834	74,766
Total equity	5,485,043	5,578,871
Total Liabilities and Stockholders’ Equity	$11,620,426	$11,668,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months ended March 31, 2020

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2020	$4,333	$66	$794	$7	$0	$(462,159)	$5,933,504	$31,893	$5,504,105	$74,766	$5,578,871
Common Stock
Issued/(converted)	—	—	2	—	—	—	3,110	—	3,112	—	3,112
Repurchased	—	—	(20)	—	—	—	(199,272)	—	(199,292)	—	(199,292)
Restricted share-based compensation expense	—	—	—	—	—	—	2,355	—	2,355	—	2,355
Dividends paid	—	—	—	—	—	(17,344)	—	—	(17,344)	—	(17,344)
Stock option expense	—	—	—	—	—	—	15,329	—	15,329	—	15,329
Distributions to noncontrolling interests	(500)	—	—	—	—	—	—	—	—	(5,234)	(5,234)
Comprehensive income:
Net income to UHS / noncontrolling interests	120	—	—	—	—	—	142,037	—	142,037	2,302	144,339
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	(37,093)	(37,093)	—	(37,093)
Subtotal - comprehensive income	120	—	—	—	—	—	142,037	(37,093)	104,944	2,302	107,246
Balance, March 31, 2020	$3,953	$66	$776	$7	$0	$(479,503)	$5,897,063	$(5,200)	$5,413,209	$71,834	$5,485,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months ended March 31, 2019

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2019	$4,292	$66	$841	$7	$0	$(409,156)	$5,793,262	$4,242	$5,389,262	$76,531	$5,465,793
Common Stock
Issued/(converted)	—	—	6	—	—	—	2,720	—	2,726	—	2,726
Repurchased	—	—	(10)	—	—	—	(137,219)	—	(137,229)	—	(137,229)
Restricted share-based compensation expense	—	—	—	—	—	—	1,523	—	1,523	—	1,523
Dividends paid	—	—	—	—	—	(9,081)	—	—	(9,081)	—	(9,081)
Stock option expense	—	—	—	—	—	—	15,759	—	15,759	—	15,759
Distributions to noncontrolling interests	(500)	—	—	—	—	—	—	—	—	(9,814)	(9,814)
Comprehensive income:
Net income to UHS / noncontrolling interests	51	—	—	—	—	—	234,168	—	234,168	3,179	237,347
Foreign currency translation adjustments	—	—	—	—	—	—	—	(12,489)	(12,489)	—	(12,489)
Unrealized derivative gains on cash flow hedges, net of income tax	—	—	—	—	—	—	—	(2,224)	(2,224)	—	(2,224)
Subtotal - comprehensive income	51	—	—	—	—	—	234,168	(14,713)	219,455	3,179	222,634
Balance, March 31, 2019	$3,843	$66	$837	$7	$0	$(418,237)	$5,910,213	$(10,471)	$5,482,415	$69,896	$5,552,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Three months ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$144,460	$237,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	124,394	120,040
Stock-based compensation expense	18,047	17,591
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	69,763	(101,619)
Accrued interest	(4,412)	(2,687)
Accrued and deferred income taxes	45,200	52,291
Other working capital accounts	73,929	107,878
Other assets and deferred charges	11,084	(3,771)
Other	(3,038)	2,605
Accrued insurance expense, net of commercial premiums paid	49,559	24,398
Payments made in settlement of self-insurance claims	(26,924)	(22,320)
Net cash provided by operating activities	502,062	431,804

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(184,102)	(169,848)
Inflows (outflows) from foreign exchange contracts that hedge our net U.K. investment	51,691	(28,008)
Costs incurred for purchase and implementation of information technology applications	(1,857)	(9,678)
Investment in, and advances to, joint ventures and other	(751)	(879)
Net cash used in investing activities	(135,019)	(208,413)

Cash Flows from Financing Activities:
Reduction of long-term debt	(185,098)	(114,540)
Additional borrowings	5,453	8,700
Repurchase of common shares	(172,092)	(143,785)
Dividends paid	(17,344)	(9,081)
Issuance of common stock	3,002	2,726
Profit distributions to noncontrolling interests	(5,735)	(10,314)
Net cash used in financing activities	(371,814)	(266,294)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,673)	794

Decrease in cash, cash equivalents and restricted cash	(6,444)	(42,109)
Cash, cash equivalents and restricted cash, beginning of period	105,667	199,685
Cash, cash equivalents and restricted cash, end of period	$99,223	$157,576

Supplemental Disclosures of Cash Flow Information:
Interest paid	$39,483	$41,050
Income taxes paid, net of refunds	$6,783	$5,087
Noncash purchases of property and equipment	$58,935	$71,987
Right-of-use assets obtained in exchange for lease obligations	$29,112	$355,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended March 31, 2020. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

The condensed consolidated interim financial statements include the accounts of our majority-owned subsidiaries and partnerships and limited liability companies controlled by us, or our subsidiaries, as managing general partner or managing member. The condensed consolidated interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments (consisting only of normal recurring adjustments) which, in our opinion, are necessary to fairly state results for the interim periods. Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, significant accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the federal government declared COVID-19 a national emergency. Patient volumes at our acute care hospitals and our behavioral health care facilities were significantly reduced during the second half of March as various COVID-19 policies were implemented by our facilities and federal and state governments. These significant reductions to patient volumes experienced at our facilities have continued through April and into May, 2020.

We believe that the adverse impact that COVID-19 will have on our future operations and financial results will depend upon many factors, most of which are beyond our capability to control or predict. Such factors include, but are not limited to, the scope and duration of stay-at-home policies and business closures, continued decreases in patient volumes for an indeterminable length of time, increases in the number of uninsured and underinsured patients as a result of accelerated rates of unemployment, incremental expenses required for supplies and personal protective equipment, and changes in professional and general liability exposure. Because of these and other uncertainties, we cannot estimate the length or severity of the impact of COVID-19 on our business. Decreases in cash flows and results of operations may have an impact on the inputs and assumptions used in significant accounting estimates, including estimated implicit price concessions related to uninsured patient accounts, professional and general liability reserves, and potential impairments of goodwill and long-lived assets.

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At March 31, 2020, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. The advisory agreement was amended and restated effective January 1, 2019. The advisory agreement was renewed by the Trust for 2020 at the same rate as the prior three years, providing for an advisory fee computation at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $1.0 million, during each of the three-month periods ended March 31, 2020 and 2019.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust, was approximately $300,000 during each of the three-month periods ended March 31, 2020 and 2019, which are included in other income, net, on the accompanying consolidated statements of income for each period.  We received dividends from the Trust amounting to $540,000 and $531,000 during the three month periods ended March 31, 2020 and 2019, respectively. The carrying value of our investment in the Trust was approximately $6.2 million and $6.4 million at March 31, 2020 and December 31, 2019, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $79.4 million at March 31, 2020 and $92.4 million at December 31, 2019, based on the closing price of the Trust’s stock on the respective dates.

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

Total rent expense under the operating leases on the three hospital facilities with the Trust was approximately $4 million during each of the three months ended March 31, 2020 and 2019.  Pursuant to the terms of the three hospital leases with the Trust, we have the option to renew the leases at the lease terms described above and below by providing notice to the Trust at least 90 days prior to the termination of the then current term. We also have the right to purchase the respective leased hospitals at the end of the lease terms or any renewal terms at their appraised fair market value as well as purchase any or all of the three leased hospital properties at the appraised fair market value upon one month’s notice should a change of control of the Trust occur. In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

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

During the third quarter of 2019, the Trust commenced construction on a new 75,000 rentable square feet medical office building (“MOB”) that will be located on the campus of Texoma Medical Center, a hospital that is owned and operated by one of our subsidiaries.  In connection with this MOB, a master flex lease has been executed between a wholly-owned subsidiary of ours and a Trust limited partnership that owns the MOB. Pursuant to the terms of this master flex lease, our subsidiary will master lease approximately 50% of the rentable square feet of the MOB, allocated to specific floors of the building, which could be reduced during the term if certain conditions are met, for a ten-year term at an initial minimum annual rent of $644,000. In April, 2020, a new lease was fully executed between the Trust and a third-party tenant for approximately 26,000 rentable square feet.  As a result, the master flex lease commitment was reduced to 20,000 rentable square feet on a specific floor of the MOB.

During the third quarter of 2019, a joint-venture agreement between us and a non-related third-party was finalized in connection with the development of a newly constructed behavioral health care facility located in Clive, Iowa. Pursuant to the terms of the agreement, we hold a majority ownership interest in the venture and will act as manager of the facility when completed and opened. This joint-venture also entered into an agreement with the Trust whereby a wholly-owned subsidiary of the Trust will construct the 108-bed behavioral health care hospital and, upon completion and issuance of the certificate of occupancy, the joint-venture will lease the facility from the Trust pursuant to a 20-year, triple net lease with five, 10-year renewal options. Construction of the approximately 80,000 square foot hospital, for which a wholly-owned subsidiary of ours will act as project manager for an aggregate fee of approximately $750,000, is expected to be completed in late 2020 or early 2021. The approximate cost of the project is estimated at $37.5 million and the initial annual rent is estimated at approximately $2.7 million.

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of Alan B. Miller (our chief executive officer (“CEO”) and his wife. As a result of these agreements, as amended in October, 2016, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $28 million in premiums, and certain trusts owned by our CEO, would pay approximately $9 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than approximately $37 million representing the $28 million of aggregate premiums paid by us as well as the $9 million of aggregate premiums paid by the trusts. In connection with these policies, we will pay/we paid approximately $1.1 million, net, in premium payments during each of the 2020 and 2019 years.

In August, 2015, Marc D. Miller, our President and member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance.  During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO. Also in connection with this GPO agreement, we received shares of restricted stock of Premier which vest ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO.  We have elected to retain a portion of the previously vested shares of Premier, the market value of which is included in other assets on our consolidated balance sheet.  Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier on which the restrictions have lapsed was $61 million as of March 31, 2020 and $70 million as of December 31, 2019.  The $9 million decrease in market value of our vested Premier shares since December 31, 2019 was recorded as an unrealized loss and included in “Other (income) expense, net” on our condensed consolidated statements of income for the three-month period ended March 31, 2020.

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

As of March 31, 2020, outside owners held noncontrolling, minority ownership interests of: (i) 20% in an acute care facility located in Washington, D.C.; (ii) approximately 11% in an acute care facility located in Texas; (iii) 20%, 30% and 20% in three behavioral health care facilities located in Pennsylvania, Ohio and Washington, respectively, and; (iv) approximately 5% in an acute care facility located in Nevada.  The noncontrolling interest and redeemable noncontrolling interest balances of $72 million and $4 million, respectively, as of March 31, 2020, consist primarily of the third-party ownership interests in these hospitals.

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

As of March 31, 2020, we had no borrowings outstanding pursuant to our $1 billion revolving credit facility and we had $998 million of available borrowing capacity net of $2 million of outstanding letters of credit.

Pursuant to the terms of the Sixth Amendment, the tranche A term loan, which had $1.938 billion of borrowings outstanding as of March 31, 2020, provides for eight installment payments of $12.5 million per quarter which commenced in March of 2019 and are scheduled to continue through December of 2020.  Thereafter, payments of $25 million per quarter are scheduled, commencing in March of 2021 until maturity in October of 2023, when all outstanding amounts will be due.

The tranche B term loan, which had $494 million of borrowings outstanding as of March 31, 2020, provides for installment payments of $1.25 million per quarter, which commenced on March 31, 2019 and are scheduled to continue until maturity in October of 2025, when all outstanding amounts will be due.

Borrowings under the Senior Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.375% to 0.625% for revolving credit and term loan A borrowings and 0.75% for tranche B borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.375% to 1.625% for revolving credit and term loan A borrowings and 1.75% for the tranche B term loan. As of March 31, 2020, the applicable margins were 0.375% for ABR-based loans and 1.375% for LIBOR-based loans under the revolving credit and term loan A facilities.  The revolving credit facility includes a $125 million sub-limit for letters of credit. The Senior Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Senior Credit Agreement includes a material adverse change clause that must be represented at each draw. The Senior Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We are in compliance with all required covenants as of March 31, 2020 and December 31, 2019.

In late April, 2018, we entered into the sixth amendment to our accounts receivable securitization program (“Securitization”) dated as of October 27, 2010 with a group of conduit lenders, liquidity banks, and PNC Bank, National Association, as administrative agent, which provides for borrowings outstanding from time to time by certain of our subsidiaries in exchange for undivided security interests in their respective accounts receivable. The sixth amendment, among other things, extended the term of the Securitization program through April 26, 2021 and increased the borrowing capacity to $450 million (from $440 million previously). Although the program fee and certain other fees were adjusted in connection with the sixth amendment, substantially all other provisions of the Securitization program remained unchanged.  Pursuant to the terms of our Securitization program, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At March 31, 2020, we had $260 million of outstanding borrowings pursuant to the terms of the Securitization and $190 million of available borrowing capacity.

As of March 31, 2020, we had combined aggregate principal of $1.1 billion from the following senior secured notes:

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

At March 31, 2020, the carrying value and fair value of our debt were each approximately $3.8 billion.  At December 31, 2019, the carrying value and fair value of our debt were each approximately $4.0 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. When applicable, we assess the effectiveness of our hedge instruments on a quarterly basis. Although we do not anticipate nonperformance by our counterparties to interest rate swap agreements, the counterparties expose us to credit risk in the event of nonperformance. We do not hold or issue derivative financial instruments for trading purposes.

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

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. In connection with these forward exchange contracts, we recorded net cash inflows of $52 million during the three-month period ended March 31, 2020 and net cash outflows of $28 million during the three-month period ended March 31, 2019.

During the fourth quarter of 2019, we identified certain cash inflows related to operating activities that were incorrectly classified as cash inflows from foreign currency exchange contracts, as included cash flows from investing activities, on our condensed consolidated statements of cash flows for the quarterly periods in 2019. The cash flows related to our foreign currency exchange contracts were correctly classified on our consolidated statements of cash flows for the year ended December 31, 2019. We determined that these misclassifications were not material to the financial statements of any period during 2019. However, in order to improve the consistency and comparability of the financial statements, we have revised the condensed consolidated statements of cash flows for the quarter ended March 31, 2019.

Derivatives Hedging Relationships:

The following table presents the effects of our interest rate swap agreements and our foreign currency foreign exchange contracts on our results of operations for the three month periods ended March 31, 2020 and 2019 (in thousands):

	Gain/(Loss) recognized in AOCI
	Three months ended
	March 31,	March 31,
	2020	2019
Cash Flow Hedge relationships
Interest rate swap agreements (a)	$0	$(2,917)

Net Investment Hedge relationships
Foreign currency foreign exchange contracts	$40,546	$5,221
(a)	The amount of gain reclassified out of AOCI into interest expense, net was $0 and $2.9 million during the three-month periods ended March 31, 2020 and 2019, respectively.

No other gains or losses were recognized in income related to derivatives in Subtopic 815-20.

Cash, Cash Equivalents and Restricted Cash:

Cash, cash equivalents, and restricted cash as reported in the condensed consolidated statements of cash flows are presented separately on our condensed consolidated balance sheets as follow (in thousands):

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$54,619	$61,268
Restricted cash and cash equivalents (a)	44,604	44,399
Total cash, cash equivalents and restricted cash	$99,223	$105,667

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	March 31, 2020	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$60,693	Other assets	60,693
Certificates of deposit	2,200	Other assets	2,200
Available for sale securities	60,878	Other assets	60,878
Deferred compensation assets	36,109	Other assets	36,109
Foreign currency exchange contracts	-	Other current assets		-
	$159,880		159,880	-	-
Liabilities:
Foreign currency exchange contracts	802	Other current liabilities		802
Deferred compensation liability	36,109	Other noncurrent liabilities	36,109
	36,911		36,109	802	-

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2019	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$60,175	Other assets	60,175
Certificates of deposit	2,200	Other assets	2,200
Available for sale securities	70,478	Other assets	70,478
Deferred compensation assets	35,510	Other assets	35,510
Foreign currency exchange contracts	10,343	Other current assets		10,343
	$178,706		168,363	10,343	-
Liabilities:
Deferred compensation liability	$35,510	Other noncurrent liabilities	35,510
	$35,510		35,510	-	-

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

As of March 31, 2020, the total accrual for our professional and general liability claims was $261 million, of which $42 million was included in current liabilities.  As of December 31, 2019, the total accrual for our professional and general liability claims was $242 million, of which $42 million was included in current liabilities.

As a result of unfavorable trends recently experienced, during the first quarter of 2020, we recorded a $20 million increase to our reserves for self-insured professional and general liability claims. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimates of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Given our significant self-insured exposure for professional and general liability claims, there can be no assurance that a sharp increase in the number and/or severity of claims asserted against us will not have a material adverse effect on our future results of operations. Although we are unable to predict whether or not our future financial statements will require updates to estimates for our prior year reserves for self-insured general and professional and workers’ compensation claims, given the relatively unpredictable nature of the these potential liabilities and the factors impacting these reserves, as discussed above, it is reasonably likely that our future financial results may include material adjustments to prior period reserves.

As of March 31, 2020, the total accrual for our workers’ compensation liability claims was $84 million, of which $40 million was included in current liabilities. As of December 31, 2019, the total accrual for our workers’ compensation liability claims was $81 million, of which $40 million was included in current liabilities.

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

Other

Our accounts receivable as of March 31, 2020 and December 31, 2019 include amounts due from Illinois of approximately $23 million and $36 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $11 million as of March 31, 2020 and $18 million as of December 31, 2019, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. Although the accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due to us from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

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

Certain legal matters are described below:

Government Investigations:

UHS Behavioral Health

In February, 2013, the Office of Inspector General for the United States Department of Health and Human Services (“OIG”) served a subpoena requesting various documents from January, 2008 to the date of the subpoena directed at Universal Health Services, Inc. (“UHS”) concerning it and UHS of Delaware, Inc., and certain UHS owned behavioral health facilities including: Keys of Carolina, Old Vineyard Behavioral Health, The Meadows Psychiatric Center, Streamwood Behavioral Health, Hartgrove Hospital, Rock River Academy and Residential Treatment Center, Roxbury Treatment Center, Harbor Point Behavioral Health Center, f/k/a The Pines Residential Treatment Center, including the Crawford, Brighton and Kempsville campuses, Wekiva Springs Center and River Point Behavioral Health.   Prior to receipt of this subpoena, some of these facilities had received independent subpoenas from state or federal agencies. Subsequent to the February 2013 subpoenas, some of the facilities above have received additional, specific subpoenas or other document and information requests.  In addition to the OIG, the DOJ and various U.S. Attorneys’ and state Attorneys’ General Offices are also involved in this matter. Since February 2013, additional facilities have also received subpoenas and/or document and information requests or we have been notified are included in the omnibus investigation.  Those facilities include: National Deaf Academy, Arbour-HRI Hospital, Behavioral Hospital of Bellaire, St. Simons By the Sea, Turning Point Care Center, Salt Lake Behavioral Health, Central Florida Behavioral Hospital, University Behavioral Center, Arbour Hospital, Arbour-

Fuller Hospital, Pembroke Hospital, Westwood Lodge, Coastal Harbor Health System, Shadow Mountain Behavioral Health, Cedar Hills Hospital, Mayhill Hospital, Southern Crescent Behavioral Health (Anchor Hospital and Crescent Pines campuses), Valley Hospital (AZ), Peachford Behavioral Health System of Atlanta, University Behavioral Health of Denton, El Paso Behavioral Health System, Newport News Behavioral Health Center, The Hughes Center, Forest View Hospital and Havenwyck Hospital.

In October, 2013, we were advised that the DOJ’s Criminal Frauds Section had opened an investigation of River Point Behavioral Health and Wekiva Springs Center. We were subsequently notified that the Criminal Frauds section had opened investigations of National Deaf Academy, Hartgrove Hospital and UHS as a corporate entity. In April 2017, the DOJ’s Criminal Division issued a subpoena requesting documentation from Shadow Mountain Behavioral Health. In August 2017, Kempsville Center of Behavioral Health (a part of Harbor Point Behavioral Health previously identified above) received a subpoena requesting documentation. We have been advised that the investigations being conducted by the DOJ’s Criminal Frauds Section and corresponding U.S. Attorneys’ Offices, of UHS and the above referenced facilities, have been closed.

In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration (“AHCA”) subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the Medicare suspension remains in effect. In June 2017, AHCA advised that while they were maintaining the suspension for dual eligible and cross-over Medicare beneficiaries, the Medicaid payment suspension was lifted effective June 27, 2017. From inception through March 31, 2020, the aggregate funds withheld from us in connection with the River Point Behavioral Health payment suspension amounted to approximately $8.7 million. We anticipate a resolution of the payment suspension will be part of the overall settlement agreement(s) referenced below to be drafted and finalized.  Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during the three-month period ended March 31, 2020 or the year ended December 31, 2019, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

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

We have established a pre-tax reserve in connection with the civil aspects of these matters (“DOJ Reserve”), which includes related fees and costs due to or on behalf of third-parties, which amounted to $134 million at both March 31, 2020 and December 31, 2019.  There was no change to the DOJ Reserve during the first quarter of 2020.

Based upon the terms and provisions included in the drafts of the settlement agreement, and related subsequent discussions, our financial statements for the year ended December 31, 2019 included an unfavorable provision for income taxes of approximately $6 million resulting from the net estimated federal and state income taxes due on the portion of the pre-tax DOJ Reserve that is estimated to be non-deductible for income tax purposes.

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

DOJ investigation of Turning Point Hospital.

During the fourth quarter of 2018, we were notified that the DOJ Civil Division in conjunction with the U.S. Attorney’s Office for the Northern District of Georgia and the Georgia Attorney General’s Office opened an investigation of Turning Point Hospital in Moultrie, GA.  The DOJ Civil Division has advised us that they are primarily investigating transportation and housing financial assistance provided to patients receiving treatment at the facility. The DOJ issued a civil investigative demand to the facility requesting various documents and other information. In September, 2019, we reached a settlement in principle of this matter pending negotiation, finalization and execution of definitive settlement agreements. As of March 31, 2020 and December 31, 2019, our financial statements included an estimated reserve in connection with the potential settlement of this matter, which did not have material impact on our results of operations and financial condition.

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

Shareholder Class Action

In December 2016 a purported shareholder class action lawsuit was filed in U.S. District Court for the Central District of California against UHS and certain UHS officers alleging violations of the federal securities laws. The case was originally filed as Heed v. Universal Health Services, Inc. et. al. (Case No. 2:16-CV-09499-PSG-JC). The court subsequently appointed Teamsters Local 456 Pension Fund and Teamsters Local 456 Annuity Fund to serve as lead plaintiffs.  The case has been transferred to the U.S. District Court for the Eastern District of Pennsylvania and the style of the case has been changed to Teamsters Local 456 Pension Fund, et. al. v. Universal Health Services, Inc. et. al. (Case No. 2:17-CV-02817-LS). In September, 2017, Teamsters Local 456 Pension Fund filed an amended complaint. The amended class action complaint alleges violations of federal securities laws relating to disclosures made in public filings associated with alleged practices and operations at our behavioral health facilities.  Plaintiffs seek monetary damages for shareholders during the defined class period as a result of the decrease in share price following various public disclosures or reports. In December, 2017, we filed a motion to dismiss the amended complaint. In August, 2019, the court granted our motion to dismiss. Plaintiffs subsequently filed a motion with the court seeking leave to file a second amended complaint. In April, 2020, the court denied Plaintiffs’ motion to file a second amended complaint. We deny liability and intend to defend ourselves vigorously. At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

Shareholder Derivative Cases

In March 2017, a shareholder derivative suit was filed by plaintiff David Heed in the Court of Common Pleas of Philadelphia County. A notice of removal to the United States District Court for the Eastern District of Pennsylvania was filed (Case No. 2:17-cv-01476-LS). Plaintiff filed a motion to remand. In December 2017, the Court denied plaintiff’s motion to remand and has retained the case in federal court. In May, June and July 2017, additional shareholder derivative suits were filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in those cases are: Central Laborers’ Pension Fund (Case No. 17-cv-02187-LS); Firemen’s Retirement System of St. Louis (Case No. 17—cv-02317-LS); Waterford Township Police & Fire Retirement System (Case No. 17-cv-02595-LS); and Amalgamated Bank Longview Funds (Case No. 17-cv-03404-LS). The Fireman’s Retirement System case has since been voluntarily dismissed. The federal court has consolidated all of the cases pending in the Eastern District of Pennsylvania and has appointed co-lead plaintiffs and co-lead counsel. Lead Plaintiffs have filed a consolidated, amended complaint. We have filed a motion to dismiss the amended complaint.  In addition, a shareholder derivative case was filed in Chancery Court in Delaware by the Delaware County Employees’ Retirement Fund (Case No. 2017-0475-JTL). In December 2017, the Chancery Court stayed this case pending resolution of other contemporaneous matters. Each of these cases have named certain current and former members of the Board of Directors individually and certain officers of Universal Health Services, Inc. as defendants.  UHS has also been named as a nominal defendant in these cases. The derivative cases make substantially similar allegations and claims as the shareholder class action relating to practices at our behavioral health facilities and board and corporate oversight of these facilities as well as claims relating to the stock trading by the individual defendants and company repurchase of shares during the relevant time period. The cases make claims of breaches of fiduciary duties by the named board members and officers; alleged violations of federal securities laws; and common law causes of action against the individual defendants including unjust enrichment, corporate waste, abuse of control, constructive fraud and gross mismanagement. The cases seek monetary damages allegedly incurred by the company; restitution and disgorgement of profits, benefits and other compensation from the individual defendants and various forms of equitable relief relating to corporate governance matters. In August, 2019, the court granted our motion to dismiss. Plaintiffs subsequently filed a motion with the court seeking leave to file a second amended complaint.  In April, 2020, the court denied Plaintiffs motion to file a second amended complaint. The defendants deny liability and intend to defend these cases vigorously. At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with these matters.

The George Washington University v. Universal Health Services, Inc., et. al.

In December 2019, The George Washington University (“University”) filed a lawsuit in the Superior Court for the District of Columbia against Universal Health Services, Inc. as well as certain subsidiaries and individuals associated with the ownership and management of The George Washington University Hospital (“GW Hospital”) in Washington, D.C. (case No. 2019 CA 008019 B).  The lawsuit claims that UHS failed to provide sufficient financial compensation to the University under the terms of various agreements entered into in 1997 between the University and UHS for the joint venture ownership of GW Hospital.  The lawsuit includes claims for breach of contract, breach of fiduciary duty, and unjust enrichment.  We deny liability and intend to defend this matter vigorously. We have filed a motion to dismiss the complaint. At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

Disproportionate Share Hospital Payment Matter:

In late September, 2015, many hospitals in Pennsylvania, including certain of our behavioral health care hospitals located in the state, received letters from the Pennsylvania Department of Human Services (the “Department”) demanding repayment of allegedly excess Medicaid Disproportionate Share Hospital payments (“DSH”), primarily consisting of managed care payments characterized as DSH payments, for the federal fiscal year (“FFY”) 2011 amounting to approximately $4 million in the aggregate. Since that time, certain of our behavioral health care hospitals in Pennsylvania have received similar requests for repayment for alleged DSH overpayments for FFYs 2012 through 2015. For FFY 2012, the claimed overpayment amounts to approximately $4 million. For FY 2013, FY 2014 and FY 2015 the initial claimed overpayments and attempted recoupment by the Department were approximately $7 million, $8 million and $7 million, respectively. The Department has agreed to a change in methodology which, upon confirmation of the underlying data being accepted by the Department, could reduce the initial claimed overpayments for FY 2013, FY 2014 and FY 2015 by approximately $2 million, $2 million and $3 million, respectively. We filed administrative appeals for all of our facilities contesting the recoupment efforts for FFYs 2011 through 2015 as we believe the Department’s calculation methodology is inaccurate and conflicts with applicable federal and state laws and regulations. The Department has agreed to postpone the recoupment of the state’s share for FY 2011 to 2013 until all hospital appeals are resolved but started recoupment of the federal share. For FY 2014 and FY 2015, the Department has initiated the recoupment of the alleged overpayments. We understand that starting in FFY 2016, the first full fiscal year after the January 1, 2015 effective date of Medicaid expansion in Pennsylvania, the Department will no longer characterize managed care payments received by the hospitals as DSH payments. We can provide no assurance that we will ultimately be successful in our legal and administrative appeals related to the Department’s repayment demands.  If our legal and administrative appeals are unsuccessful, our future consolidated results of operations and financial condition could be adversely impacted by these repayments.

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

	Three months ended March 31, 2020
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$7,821,472	$2,525,539	$0	$10,347,011
Gross outpatient revenues	$4,681,741	$259,739	$0	$4,941,480
Total net revenues	$1,521,049	$1,306,109	$2,509	$2,829,667
Income/(loss) before allocation of corporate overhead and income taxes	$103,537	$237,683	$(150,437)	$190,783
Allocation of corporate overhead	$(55,973)	$(42,730)	$98,703	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$47,564	$194,953	$(51,734)	$190,783
Total assets as of March 31, 2020	$4,387,355	$6,871,852	$361,219	$11,620,426

	Three months ended March 31, 2019
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$7,163,714	$2,483,999	$0	$9,647,713
Gross outpatient revenues	$4,257,614	$266,546	$0	$4,524,160
Total net revenues	$1,514,844	$1,286,383	$3,164	$2,804,391
Income/(loss) before allocation of corporate overhead and income taxes	$192,213	$244,168	$(140,085)	$296,296
Allocation of corporate overhead	$(57,500)	$(41,647)	$99,147	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$134,713	$202,521	$(40,938)	$296,296
Total assets as of March 31, 2019	$4,372,628	$6,972,929	$375,720	$11,721,277

(a)

Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $137 million for each of the three-month periods ended March 31, 2020 and 2019. Total assets at our U.K. behavioral health care facilities were approximately $1.197 billion and $1.237 billion as of March 31, 2020 and 2019.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2020	2019
Basic and Diluted:
Net income attributable to UHS	$142,037	$234,168
Less: Net income attributable to unvested restricted share grants	(373)	(515)
Net income attributable to UHS – basic and diluted	$141,664	$233,653

Weighted average number of common shares - basic	86,212	90,776
Net effect of dilutive stock options and grants based on the treasury stock method	243	191
Weighted average number of common shares and equivalents - diluted	86,455	90,967
Earnings per basic share attributable to UHS:	$1.64	$2.57
Earnings per diluted share attributable to UHS:	$1.64	$2.57

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 5.9 million for the three months ended March 31, 2020 and 7.0 million for the three months ended March 31, 2019.  All classes of our common stock have the same dividend rights.

The decrease in our basic and diluted weighted number of common shares outstanding for the three months ended March 31, 2020, as compared to the comparable prior year quarter, was due primarily to the impact of shares repurchased by us since January 1, 2019.

Stock-Based Compensation:

During the three-month periods ended March 31, 2020 and 2019, pre-tax compensation cost of $15.3 million and $15.8 million, respectively, was recognized related to outstanding stock options.  In addition, during the three-month periods ended March 31, 2020 and 2019, pre-tax compensation cost of approximately $2.4 million and $1.5 million (net of cancellations), respectively, was recognized related to restricted stock.  As of March 31, 2020 there was approximately $143.8 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 2.8 years. There were 2,527,966 stock options granted during the first three months of 2020 with a weighted-average grant date fair value of $14.14 per share.  There were 124,167 shares of restricted shares granted during the first three months of 2020 with a weighted-average grant date fair value of $67.69 per share.

The expense associated with stock-based compensation arrangements is a non-cash charge. In the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $18.0 million and $17.6 million during the three month periods ended March 31, 2020 and 2019, respectively.

(9) Dispositions and acquisitions

Three-month period ended March 31, 2020:

Acquisitions:

During the first three months of 2020, there were no acquisitions.

Divestitures:

During the first three months of 2020, there were no divestitures.

Three-month period ended March 31, 2019:

Acquisitions:

During the first three months of 2019, there were no acquisitions.

Divestitures:

During the first three months of 2019, there were no divestitures.

(10) Dividends

We declared and paid dividends of $17.3 million, or $.20 per share, during the first quarter of 2020 and $9.1 million or $.10 per share during the first quarter of 2019.

As part of our various COVID-19 initiatives, we have suspended declaration and payment of quarterly dividends.

(11) Income Taxes

Our effective income tax rates were 24.3% and 19.9% during the three month periods ended March 31, 2020 and 2019, respectively.  The increase in our effective tax rate during the three months ended March 31, 2020, compared with the same period in 2019, was primarily due to a $10 million unfavorable change in the tax benefit from employee share-based payments which increased our provision for income taxes by less than $1 million during the first quarter of 2020 offset by a $10 million tax benefit during the first quarter of 2019.

The global intangible low-taxed income (“GILTI”) provisions from the TCJA-17 require the inclusion of the earnings of certain foreign subsidiaries in excess of an acceptable rate of return on certain assets of the respective subsidiaries in our U.S. tax return for tax years beginning after December 31, 2017.  An accounting policy election was made during 2018 to treat taxes related to GILTI as a period cost when the tax is incurred. We recorded a GILTI tax provision of zero and less than $1 million for the three months ended March 31, 2020 and 2019, respectfully.

As of January 1, 2020, our unrecognized tax benefits were approximately $2 million. The amount, if recognized, that would favorably affect the effective tax rate is approximately $2 million. During the three months ended March 31, 2020, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of March 31, 2020, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for 2016 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months.  It is reasonably possible that the amount of uncertain tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. Our tax returns have been examined by the Internal Revenue Service (“IRS”) through the year ended December 31, 2006. We believe that adequate accruals have been provided for federal, foreign and state taxes.

(12) Revenue

The company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Or estimate for amounts not expected to be collected based on historical experience will continue to be recognized as a reduction to net revenue. However, subsequent changes in estimate of collectability due to a change in the financial status of a payer, for example a bankruptcy, will be recognized as bad debt expense in operating charges.

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

The following table disaggregates our revenue by major source for the three month periods ended March 31, 2020 and 2019 (in thousands):

	For the three months ended March 31, 2020
	Acute Care		Behavioral Health		Other	Total
Medicare	$326,025	21%	$119,617	9%		$445,642	16%
Managed Medicare	221,991	15%	59,238	5%		281,229	10%
Medicaid	127,959	8%	175,018	13%		302,977	11%
Managed Medicaid	123,455	8%	302,557	23%		426,012	15%
Managed Care (HMO and PPOs)	540,737	36%	340,687	26%		881,424	31%
UK Revenue	0	0%	136,850	10%		136,850	5%
Other patient revenue and adjustments, net	64,599	4%	123,060	9%		187,659	7%
Other non-patient revenue	116,283	8%	49,082	4%	2,509	167,874	6%
Total Net Revenue	$1,521,049	100%	$1,306,109	100%	$2,509	2,829,667	100%

	For the three months ended March 31, 2019
	Acute Care		Behavioral Health		Other	Total
Medicare	$335,909	22%	$137,456	11%		$473,365	17%
Managed Medicare	209,103	14%	52,259	4%		261,362	9%
Medicaid	104,510	7%	172,916	13%		277,426	10%
Managed Medicaid	133,731	9%	267,273	21%		401,004	14%
Managed Care (HMO and PPOs)	570,383	38%	347,882	27%		918,265	33%
UK Revenue	0	0%	136,702	11%		136,702	5%
Other patient revenue and adjustments, net	51,883	3%	123,478	10%		175,361	6%
Other non-patient revenue	109,325	7%	48,417	4%	3,164	160,906	6%
Total Net Revenue	$1,514,844	100%	$1,286,383	100%	$3,164	2,804,391	100%

(13) Lease Accounting

We adopted Topic 842 effective January 1, 2019. We applied Topic 842 to all leases as of January 1, 2019. We elected the practical expedient package to not reassess at adoption (i) expired or existing contracts for whether they are or contain a lease, (ii) the lease classification of any existing leases or (iii) initial indirect costs for existing leases. We also elected the policy exemption that allows lessees to choose to not separate lease and non-lease components by class of underlying asset and are applying this expedient to all relevant asset classes.

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

Three of our hospital facilities are held under operating leases with Universal Health Realty Income Trust with two hospital terms expiring in 2021 and the third expiring in 2026 (see Note 2 for additional disclosure). We are also the lessee of the real property of certain facilities.

The components of lease expense for the three month periods ended March 31, 2020 and 2019 are as follows (in thousands):

	Three months ended March 31,
	2020	2019

Operating lease cost	$18,115	$18,079
Variable and short term lease cost (a)	10,178	8,046
Total lease cost	$28,293	$26,125

Finance lease cost:
Amortization of right-of-use-assets	$496	$481
Interest on lease liabilities	456	484
Total finance lease cost	$952	$965
(a)	Includes equipment, month-to-month and leases with a maturity of less than 12 months.

Supplemental cash flow information related to leases for the three month periods ended March 31, 2020 and 2019 are as follows (in thousands):

	Three months ended March 31,
	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28,227	$25,884
Operating cash flows from finance leases	$489	$575
Financing cash flows from finance leases	$628	$433

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$29,112	$355,981

Included in the $356 million of right-of-use assets obtained in exchange for operating lease obligations is $6 million new operating leases entered into during the three month period ended March 31, 2019.

Supplemental balance sheet information related to leases as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

	March 31,	December 31,
	2020	2019

Operating Leases
Right of use assets-operating leases	$341,264	$326,518

Operating lease liabilities	$57,772	$56,442
Operating lease liabilities noncurrent	284,008	270,076
Total operating lease liabilities	$341,780	$326,518

Finance Leases
Property and equipment	$40,206	$38,582
Accumulated depreciation	(27,107)	(26,610)
Property and equipment, net	$13,099	$11,972

Current maturities of long-term debt	$2,021	$1,650
Long-term debt	17,138	16,359
Total finance lease liabilities	$19,159	$18,009

Weighted Average remaining lease term, years
Operating leases	9.6	9.7
Finance leases	6.5	6.9

Weighted Average discount rate
Operating leases	4.6%	4.7%
Finance leases	9.5%	9.8%

Future maturities of lease liabilities as of March 31, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases
Year ending December 31,
2020 (remaining 9 months)	$54,063	$2,792
2021	66,353	3,604
2022	55,163	3,905
2023	50,128	4,000
2024	43,412	4,099
Later years	173,341	8,380
Total lease payments	442,460	26,780
less imputed interest	(100,680)	(7,621)
Total	$341,780	$19,159

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

In August 2018, the FASB issued ASU 2018-15, Intangibles- Goodwill and Other- Internal Use Software (Topic 350): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, ("ASU 2018-15"), which requires customers in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal use software guidance in ASC 350-40 to determine which implementation costs to capitalize or expense. ASU 2018-15 was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

As of March 31, 2020, we owned and/or operated 357 inpatient facilities and 42 outpatient and other facilities including the following located in 37 states, Washington, D.C., the United Kingdom and Puerto Rico:

Acute care facilities located in the U.S.:

•	26 inpatient acute care hospitals;
•	14 free-standing emergency departments, and;
•	6 outpatient centers & 1 surgical hospital.

Behavioral health care facilities (331 inpatient facilities and 21 outpatient facilities):

Located in the U.S.:

•	185 inpatient behavioral health care facilities, and;
•	19 outpatient behavioral health care facilities.

Located in the U.K.:

•	143 inpatient behavioral health care facilities, and;
•	2 outpatient behavioral health care facilities.

Located in Puerto Rico:

•	3 inpatient behavioral health care facilities.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 54% during each of the three-month periods ended March 31, 2020 and 2019. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 46% of our consolidated net revenues during each of the three-month periods ended March 31, 2020 and 2019.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $137 million during each of the three-month periods ended March 31, 2020 and 2019. Total assets at our U.K. behavioral health care facilities were approximately $1.197 billion as of March 31, 2020 and $1.270 billion as of December 31, 2019.

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

Forward-Looking Statements and Risk Factors

You should carefully review the information contained in this Annual Report, and should particularly consider any risk factors that we set forth in this Annual Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Annual Report, we state our beliefs of future events and of our future financial performance. This Annual Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.  In evaluating those statements, you should specifically consider various factors, including the risks related to healthcare industry trends and those set forth in Item 1A. Risk Factors and elsewhere herein and in our Annual Report on Form 10-K for the year ended December 31, 2019 in Item 1A. Risk Factors and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements and Risk Factors.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•

we are subject to risks associated with public health threats and epidemics, including the health concerns relating to the COVID-19 pandemic. In February 2020, the Centers for Disease Control and Prevention (“CDC”) confirmed the spread of the disease to the United States.  In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic.  The federal government has declared COVID-19 a national emergency, as many federal and state authorities have implemented aggressive measures to “flatten the curve” of confirmed individuals diagnosed with COVID-19 in an attempt to curtail the spread of the virus and to avoid overwhelming the health care system;

•

the COVID-19 pandemic has adversely impacted and is likely to further adversely impact us, our employees, our patients, our vendors and supply chain partners, and financial institutions, which could have a material adverse effect on our business, results of operations and financial condition. In an effort to slow the spread of the disease, most state and local governments have mandated general “shelter-in-place” orders or other similar restrictions that require social distancing and that have closed or limited non-essential business activities. The extent to which the COVID-19 pandemic and measures taken in response thereto impact our business, results of operations and financial condition will depend on numerous factors and future developments. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change.  We are not able to fully quantify the impact that these factors will have on our future financial results, but expect developments related to the COVID-19 pandemic to materially affect our financial performance in 2020.  Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts on our financial condition and our results of operations as a result of its macroeconomic impact, including any recession that has occurred or may occur in the future, and many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019 may be heightened. See Item 1A. Risk Factors as included herein for additional disclosure;

•

the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), a stimulus package signed into law on March 27, 2020, authorizes $100 billion in funding to hospitals and other healthcare providers to be distributed through the Public Health and Social Services Emergency Fund (the “PHSSEF”).  These funds are not required to be repaid provided the recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using PHSSEF funds to reimburse expenses or losses that other sources are obligated to reimburse. The U.S. Department of Health and Human Services (“HHS”) initially distributed $30 billion of this funding based on each provider’s share of total Medicare fee-for-service reimbursement in 2019, but has announced that $50 billion in CARES Act funding (including the $30 billion already distributed) will be allocated proportional to providers’ share of 2018 net patient revenue.  We have received payments from the initial funding of the PHSSEF.  HHS has indicated that distributions of the remaining $50 billion will be targeted primarily to hospitals in COVID-19 high impact areas, to rural providers, and to reimburse providers for COVID-19-related treatment of uninsured patients.  The CARES Act also makes other forms of financial assistance available to healthcare providers, including through Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which makes available accelerated payments of Medicare funds in order to increase cash flow to providers.  We have received accelerated payments under this program. The Paycheck Protection Program and Health Care Enhancement Act (the “PPPHCE Act”), a stimulus package signed into law on April 24, 2020, includes additional emergency appropriations for COVID-19 response, including $75 billion to be distributed to eligible providers through the PHSSEF.  Recipients will not be required to repay the government for funds received, provided they comply with terms and conditions, which have not yet been finalized. There is a high degree of uncertainty surrounding the implementation of the CARES Act and the PPPHCE Act, and the federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact.  There can be no assurance as to the total amount of financial and other types of assistance we will receive under the CARES Act and the PPPHCE Act, and it is difficult to predict the impact of such legislation on our operations or how they will affect operations of our competitors.  Moreover, we are unable to assess the extent to which anticipated negative impacts on us arising from the COVID-19 pandemic will be offset by amounts or benefits received or to be received under the CARES Act and the PPPHCE Act;

•	our ability to comply with the existing laws and government regulations, and/or changes in laws and government regulations;
•

an increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. Legislation has already been enacted that has eliminated the penalty for failing to maintain health coverage that was part of the original Patient Protection and Affordable Care Act (the “Legislation”). President Trump has already taken executive actions: (i) requiring all federal agencies with authorities and responsibilities under the Legislation to “exercise all authority and discretion available to them to waiver, defer, grant exemptions from, or delay” parts of the Legislation that place “unwarranted economic and regulatory burdens” on states, individuals or health care providers; (ii) the issuance of a final rule in June, 2018 by the Department of Labor to enable the formation of association health plans that would be exempt from certain Legislation requirements such as the provision of essential health benefits; (iii) the issuance of a final rule in August, 2018 by the Department of Labor, Treasury, and Health and Human Services to expand the availability of short-term, limited duration health insurance, (iv) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level; (v) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans; (vi) the issuance of a final rule in June, 2019 by the Departments of Labor, Treasury, and Health and Human Services that would incentivize the use of health reimbursement arrangements by employers to permit employees to purchase health insurance in the individual market, and; (vii) the issuance of a final rule intended to increase transparency of healthcare price and quality information.  The uncertainty resulting from these Executive Branch policies has led to reduced Exchange enrollment in 2018, 2019 and 2020 and is expected to further worsen the individual and small group market risk pools in future years.  It is also anticipated that these and future policies may create additional cost and reimbursement pressures on hospitals, including ours. In addition, while attempts to repeal the entirety of the Legislation have not been successful to date, a key provision of the Legislation was repealed as part of the Tax Cuts and Jobs Act and on December 14, 2018, a federal U.S. District Court Judge in Texas ruled the entire Legislation is unconstitutional.  That ruling was stayed and has been appealed.  On December 18, 2019, the Fifth Circuit Court of Appeals voted 2-1 to strike down the Legislation individual mandate as unconstitutional and sent the case back to the U.S. District Court in Texas to determine which Legislation provisions should be stricken with the mandate or whether the entire law is unconstitutional without the individual mandate. On March 2, 2020, the U.S. Supreme Court agreed to hear, during the 2020-2021 term, two consolidated cases, filed by the State of California and the United States House of Representatives, asking the Supreme Court to review the ruling by the Fifth Circuit Court of Appeals. The Legislation will remain law while the case proceeds through the appeals process; however, the case creates additional uncertainty as to whether any or all of the Legislation could be struck down, which creates operational risk for the health care industry. We are unable to predict the final outcome of this matter which has caused greater uncertainty regarding the future status of the Legislation. If all or any parts of the Legislation are ultimately found to be unconstitutional, it could have a material adverse effect on our business, financial condition and results of operations. See below in Sources of Revenue and Health Care Reform for additional disclosure;

•

possible unfavorable changes in the levels and terms of reimbursement for our charges by third party payers or government based payers, including Medicare or Medicaid in the United States, and government based payers in the United Kingdom;

•

our ability to enter into managed care provider agreements on acceptable terms and the ability of our competitors to do the same, including contracts with United/Sierra Healthcare in Las Vegas, Nevada.  Effective January, 2020, United/Sierra Healthcare in Las Vegas, entered into an agreement with a competitor health system that was previously excluded from their contractual network in the area. As a result, we believe that our 6 acute care hospitals in the Las Vegas, Nevada market, will likely experience a decrease in patient volumes.  However, we have entered into an amended agreement with United/Sierra Healthcare related to our hospitals in the Las Vegas market that provide for various rate increases beginning in January, 2020. Although we estimate that the unfavorable impact of the projected decreases in patient volumes should be largely offset by the favorable impact of the increased rates, we can provide no assurance that these developments, as well as the effect of COVID-19 on the Las Vegas market, will not have a material adverse impact on our future results of operations;

•

the outcome of known and unknown litigation, government investigations, false claims act allegations, and liabilities and other claims asserted against us and other matters as disclosed in Item 1. Legal Proceedings, and the effects of adverse publicity relating to such matters;

•	the unfavorable impact on our business of the deterioration in national, regional and local economic and business conditions, including a worsening of unfavorable credit market conditions;
•	competition from other healthcare providers (including physician owned facilities) in certain markets;
•	technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare;
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
•

as discussed below in Sources of Revenue, we receive revenues from various state and county based programs, including Medicaid in all the states in which we operate (we receive Medicaid revenues in excess of $100 million annually from each of California, Texas, Nevada, Washington, D.C., Pennsylvania, Illinois and Massachusetts); CMS-approved Medicaid supplemental programs in certain states including Texas, Mississippi, Illinois, Oklahoma, Nevada, Arkansas, California and Indiana, and; state Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, and the effect of the COVID-19 pandemic on state budgets, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations;

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

•

in August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. The 2011 Act imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year with a uniform percentage reduction across all Medicare programs. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, continued the 2% reductions to Medicare reimbursement imposed under the 2011 Act. The CARES Act suspended payment reductions between May 1 and December 31, 2020, in exchange for extended cuts through 2030.  Subsequent legislation enacted by Congress extended reductions through 2029.  We cannot predict whether Congress will restructure the implemented Medicare payment reductions or what other federal budget deficit reduction initiatives may be proposed by Congress going forward;

•	uninsured and self-pay patients treated at our acute care facilities unfavorably impact our ability to satisfactorily and timely collect our self-pay patient accounts;
•	changes in our business strategies or development plans;
•

in June, 2016, the United Kingdom affirmatively voted in a non-binding referendum in favor of the exit of the United Kingdom (“U.K.”) from the European Union (the “Brexit”) and it was approved by vote of the British legislature. On March 29, 2017, the United Kingdom triggered Article 50 of the Lisbon Treaty, formally starting negotiations regarding its exit from the European Union.  On January 31, 2020, the U.K. formally exited the European Union. The U.K. and the European Union will now enter into a transition period in which the terms of the future relationship must be negotiated. The outcome of these negotiations is uncertain, and we do not know to what extent Brexit will ultimately impact the business and regulatory environment in the U.K., the European Union, or other countries.  The U.K. will continue to follow European Union rules through at least December 31, 2020 (the “Transition Period”). The Transition Period may be extended through December 31, 2022.  Any of these effects of Brexit, and others we cannot anticipate, could harm our business, financial condition and results of operations;

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We consider our critical accounting policies to be those that require us to make significant judgments and estimates when we prepare our consolidated financial statements. For a summary of our significant accounting policies, please see Note 1 to the Consolidated Financial Statements as included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts net revenues in future periods. Although the patient’s ultimate eligibility determination may result in adjustments to net revenues, these adjustments did not have a material impact on our results of operations during the three-month periods ended March 31, 2020 or 2019 since our facilities make estimates at each financial reporting period to adjust revenue based on historical collections.  Under ASC 605, these estimates were reported in the provision for doubtful accounts.

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

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three-month periods ended Mach 31, 2020 and 2019:

Uncompensated care:

Amounts in millions	Three Months Ended
	March 31,		March 31,
	2020	%	2019	%
Charity care	$202	32%	$146	31%
Uninsured discounts	432	68%	328	69%
Total uncompensated care	$634	100%	$474	100%

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

	Three Months Ended
	March 31,	March 31,
Amounts in millions	2020	2019
Estimated cost of providing charity care	$23	$17
Estimated cost of providing uninsured discounts related care	48	37
Estimated cost of providing uncompensated care	$71	$54

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

The total accrual for our professional and general liability claims and workers’ compensation claims was $345 million as of March 31, 2020, of which $82 million is included in current liabilities. The total accrual for our professional and general liability claims and workers’ compensation claims was $323 million as of December 31, 2019, of which $82 million is included in current liabilities.

Recent Accounting Standards: For a summary of accounting standards, please see Note 14 to the Consolidated Financial Statements, as included herein.

Results of Operations

COVID-19

The impact of the COVID-19 pandemic has had a material unfavorable effect on our operations and financial results during the first quarter of 2020.  Patient volumes at our acute care hospitals and our behavioral health care facilities were significantly reduced during the second half of March as various COVID-19 policies were implemented by our facilities and federal and state governments. These significant reductions to patient volumes experienced at our facilities have continued through April and into May, 2020.  We believe that the adverse impact that COVID-19 will have on our future operations and financial results will depend upon many factors, most of which are beyond our capability to control or predict.

Our primary focus as the effects of COVID-19 began to impact our facilities was the health and safety of our patients, employees and physicians. We implemented various measures to provide the safest possible environment within our facilities during this pandemic and will continue to do so.

In addition, we recognize the significant financial stress created by the dramatic decline in patient volumes that began in mid-March, 2020, at our acute care and behavioral health facilities, and as a result, have implemented numerous financial-related measures including the following:

•	Effected initiatives to increase labor productivity and reductions to certain other costs.
•	Reduced spend rate and magnitude of certain previously planned capital projects and expenditures.
•	Suspended our stock repurchase program and payment of quarterly dividends.

As discussed below, as of May 6, 2020, we have received approximately $376 million in accelerated Medicare payments, as well as an aggregate of approximately $239 million in Public Health and Social Services Emergency Fund grants, as provided for by the CARES Act, as well as other COVID-19 state and local grant programs.  Although we can provide no assurance that we will ultimately receive additional accelerated Medicare payments, we believe we are entitled to additional funds comparable to the amount received thus far should the Centers for Medicare and Medicaid Services resume the Medicare accelerated funding program which was suspended on April 26, 2020 for reevaluation. There was no impact on our financial statements for the three-month period ended March 31, 2020 related to the funds received in connection with the CARES Act.  Please see Sources of Revenue- 2019 Novel Coronavirus Disease Medicare and Medicaid Payment Related Legislation below for additional disclosure.

Financial results for three-month periods ended March 31, 2020 and 2019:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended Mach 31, 2020 and 2019 (dollar amounts in thousands):

	Three months ended March 31, 2020		Three months ended March 31, 2019
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$2,829,667	100.0%	$2,804,391	100.0%
Operating charges:
Salaries, wages and benefits	1,432,669	50.6%	1,365,546	48.7%
Other operating expenses	689,790	24.4%	644,780	23.0%
Supplies expense	317,827	11.2%	307,463	11.0%
Depreciation and amortization	124,394	4.4%	120,040	4.3%
Lease and rental expense	28,293	1.0%	26,125	0.9%
Subtotal-operating expenses	2,592,973	91.6%	2,463,954	87.9%
Income from operations	236,694	8.4%	340,437	12.1%
Interest expense, net	36,351	1.3%	39,640	1.4%
Other (income) expense, net	9,560	0.3%	4,501	0.2%
Income before income taxes	190,783	6.7%	296,296	10.6%
Provision for income taxes	46,323	1.6%	58,898	2.1%
Net income	144,460	5.1%	237,398	8.5%
Less: Income attributable to noncontrolling interests	2,423	0.1%	3,230	0.1%
Net income attributable to UHS	$142,037	5.0%	$234,168	8.4%

Net revenues increased 0.9%, or $25 million, to $2.83 billion during the three-month period ended March 31, 2020 as compared to $2.80 billion during the first quarter of 2019. The net increase was primarily attributable to: (i) a $33 million or 1.2% increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods (which we refer to as “same facility”), and; (ii) $6 million of other combined net decreases.

Income before income taxes (before deduction for income attributable to noncontrolling interests) decreased $106 million to $191 million during the three-month period ended March 31, 2020 as compared to $296 million during the comparable quarter of 2019. The $106 million net decrease was due to:

•	a decrease of $89 million at our acute care facilities, as discussed below in Acute Care Hospital Services;
•	a decrease of $6 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, and;
•	$11 million of other combined net decreases.

Net income attributable to UHS decreased $92 million to $142 million during the three-month period ended March 31, 2020 as compared to $234 million during the comparable prior year quarter. This decrease was attributable to:

•	a $106 million decrease in income before income taxes, as discussed above;
•	an increase of $1 million due to a decrease in income attributable to noncontrolling interests, and;
•

an increase of $13 million resulting from a decrease in the provision for income taxes due primarily to: (i) the income tax benefit recorded in connection with the $105 million decrease in pre-tax income, partially offset by; (ii) a $12 million increase in the provision for income taxes resulting from our adoption of ASU 2016-09, which increased our provision for income taxes by approximately $1 million during the first quarter of 2020 as compared to a decrease of approximately $11 million during the first quarter of 2019.

Increase to self-insured professional and general liability reserves:

Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimates of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. As a result of unfavorable trends recently experienced, during the first quarter of 2020, we recorded a $20 million increase to our reserves for self-insured professional and general liability claims.  Approximately $15 million of the increase to our reserves for self-insured professional and general liability claims is included in our same facility basis acute care hospitals services’ results, as reflected below, and approximately $5 million is included in our behavioral health services’ results.

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

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussion below for the three-month periods ended March 31, 2020 and 2019 (dollar amounts in thousands):

	Three months ended		Three months ended
	March 31, 2020		March 31, 2019
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,497,123	100.0%	$1,491,351	100.0%
Operating charges:
Salaries, wages and benefits	658,929	44.0%	619,317	41.5%
Other operating expenses	375,531	25.1%	332,738	22.3%
Supplies expense	264,530	17.7%	258,144	17.3%
Depreciation and amortization	77,928	5.2%	74,361	5.0%
Lease and rental expense	16,020	1.1%	14,299	1.0%
Subtotal-operating expenses	1,392,938	93.0%	1,298,859	87.1%
Income from operations	104,185	7.0%	192,492	12.9%
Interest expense, net	618	0.0%	279	0.0%
Other (income) expense, net	-	—	-	—
Income before income taxes	$103,567	6.9%	$192,213	12.9%

Three-month periods ended March 31, 2020 and 2019:

During the three-month period ended March 31, 2020, as compared to the comparable prior year quarter, net revenues from our acute care hospital services, on a same facility basis, increased $6 million or 0.4%. Income before income taxes (and before income attributable to noncontrolling interests) decreased $89 million, or 46%, amounting to $104 million or 6.9% of net revenues during the first quarter of 2020 as compared to $192 million or 12.9% of net revenues during the first quarter of 2019. As mentioned above, approximately $15 million of the $20 million increase to our reserves for self-insured professional and general liability claims, as recorded during the first quarter of 2020, is included in our same facility basis acute care hospitals services’ results.

During the three-month period ended March 31, 2020, net revenue per adjusted admission increased 3.7% while net revenue per adjusted patient day decreased 0.3%, as compared to the comparable quarter of 2019. During the three-month period ended March 31, 2020, as compared to the comparable prior year quarter, inpatient admissions to our acute care hospitals decreased 3.6% and adjusted admissions (adjusted for outpatient activity) decreased 4.0%. Patient days at these facilities increased 0.2% and adjusted patient days decreased 0.2% during the three-month period ended March 31, 2020 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.8 days and 4.6 days during the three-month periods ended March 31, 2020 and 2019, respectively. The occupancy rate, based on the average available beds at these facilities, was 65% and 66% during the three-month periods ended March 31, 2020 and 2019, respectively.

As mentioned above, patient volumes at our acute care hospitals were significantly reduced during the second half of March as various COVID-19 policies were implemented by our facilities and federal and state governments.  During the period of January 1, 2020 through March 16, 2020, inpatient admissions and patient days at our acute care hospitals, on a same facility basis, increased approximately 1% and approximately 3%, respectively, as compared to the comparable period of 2019.  During the period of March 17, 2020 through March 31, 2020, inpatient admissions and patient days at these facilities decreased approximately 29% and approximately 19%, respectively, as compared to the comparable period of 2019.

During the period of April 1, 2020 through April 30, 2020, inpatient admissions and patient days at our acute care hospitals, on a same facility basis, decreased approximately 31% and approximately 20%, respectively, as compared to the one-month period ended April 30, 2019. Inpatient admissions to these facilities decreased 35% from April 1st through April 15th of 2020, and decreased 27% from April 16th through April 30th of 2020, as compared to the comparable periods of 2019. Patient days at these facilities decreased 24% from April 1st through April 15th of 2020, and decreased 17% from April 16th through April 30th of 2020, as compared to the comparable periods of 2019.

All Acute Care Hospitals

The following table summarizes the results of operations for all our acute care operations during the three-month periods ended March 31, 2020 and 2019. These amounts include: (i) our acute care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including, if applicable, the results of recently acquired/opened ancillary facilities and businesses. Dollar amounts below are reflected in thousands.

	Three months ended March 31, 2020		Three months ended March 31, 2019
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,521,049	100.0%	$1,514,844	100.0%
Operating charges:
Salaries, wages and benefits	658,959	43.3%	619,317	40.9%
Other operating expenses	399,457	26.3%	356,231	23.5%
Supplies expense	264,530	17.4%	258,144	17.0%
Depreciation and amortization	77,928	5.1%	74,361	4.9%
Lease and rental expense	16,020	1.1%	14,299	0.9%
Subtotal-operating expenses	1,416,894	93.2%	1,322,352	87.3%
Income from operations	104,155	6.8%	192,492	12.7%
Interest expense, net	618	0.0%	279	0.0%
Other (income) expense, net	-	—	-	—
Income before income taxes	$103,537	6.8%	$192,213	12.7%

Three-month periods ended March 31, 2020 and 2019:

During the three-month period ended March 31, 2020, as compared to the comparable prior year quarter, net revenues from our acute care hospital services increased $6 million or 0.4% to $1.52 billion as compared to $1.51 billion due to the $6 million, or 0.4%, increase same facility revenues, as discussed above.

Income before income taxes decreased $89 million, or 46%, to $104 million or 6.8% of net revenues during the first quarter of 2020 as compared to $192 million or 12.7% of net revenues during the first quarter of 2019. The $89 million decrease in income before income taxes from our acute care hospital services resulted from the decrease in income before income taxes at our hospitals, on a same facility basis, as discussed above.

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

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the three-month periods ended March 31, 2020 and 2019 (dollar amounts in thousands):

Same Facility—Behavioral Health

	Three months ended March 31, 2020		Three months ended March 31, 2019
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,284,000	100.0%	$1,256,909	100.0%
Operating charges:
Salaries, wages and benefits	692,477	53.9%	667,923	53.1%
Other operating expenses	243,209	18.9%	237,272	18.9%
Supplies expense	51,629	4.0%	48,716	3.9%
Depreciation and amortization	42,931	3.3%	40,929	3.3%
Lease and rental expense	11,211	0.9%	10,620	0.8%
Subtotal-operating expenses	1,041,457	81.1%	1,005,460	80.0%
Income from operations	242,543	18.9%	251,449	20.0%
Interest expense, net	364	0.0%	375	0.0%
Other (income) expense, net	889	0.1%	675	0.1%
Income before income taxes	$241,290	18.8%	$250,399	19.9%

Three-month periods ended March 31, 2020 and 2019:

On a same facility basis during the first quarter of 2020, net revenues generated from our behavioral health services increased $27 million, or 2.2%, to $1.28 billion, from $1.26 billion generated during the first quarter of 2019. Income before income taxes decreased $9 million, or 4%, to $241 million or 18.8% of net revenues during the three-month period ended March 31, 2020, as compared to $250 million or 19.9% of net revenues during the comparable quarter of 2019. As mentioned above, approximately $5 million of the $20 million increase to our reserves for self-insured professional and general liability claims, as recorded during the first quarter of 2020, is included in our same facility basis behavioral health services’ results.

During the three-month period ended March 31, 2020, net revenue per adjusted admission increased 4.3% and net revenue per adjusted patient day increased 3.7%, as compared to the comparable quarter of 2019. On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities decreased 1.5% and 2.0%, respectively, during the three-month period ended March 31, 2020 as compared to the comparable quarter of 2019. Patient days and adjusted patient days at these facilities decreased 0.9% and 1.3% during the three-month period ended March 31, 2020, respectively, as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 13.2 days and 13.1 days during the three-month periods ended March 31, 2020 and 2019, respectively. The occupancy rate, based on the average available beds at these facilities, was 75% and 77% during the three-month periods ended March 31, 2020 and 2019, respectively.

As mentioned above, as a result of the COVID-19 pandemic, patient volumes at our behavioral health care facilities were significantly reduced during the second half of March. During the period of January 1, 2020 through March 16, 2020, inpatient admissions to our behavioral health facilities, on a same facility basis, increased approximately 3%, while patient days remained relatively unchanged, as compared to the comparable period of 2019.  During the period of March 17, 2020 through March 31, 2020, inpatient admissions and patient days at these facilities decreased approximately 25% and approximately 12%, respectively, as compared to the comparable period of 2019.

During the period of April 1, 2020 through April 30, 2020, inpatient admissions and patient days at our behavioral health facilities, on a same facility basis, decreased approximately 28% and approximately 16%, respectively, as compared to the one-month period ended April 30, 2019.  Inpatient admissions to these facilities decreased 31% from April 1st through April 15th of 2020, and decreased 24%

from April 16th through April 30th of 2020, as compared to the comparable periods of 2019.  Patient days at these facilities decreased 18% from April 1st through April 15th of 2020, and decreased 14% from April 16th through April 30th of 2020, as compared to the comparable periods of 2019.

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care services during the three-month periods ended March 31, 2020 and 2019. These amounts include: (i) our behavioral health care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the results of facilities acquired or opened during the past year (if applicable) as well as the results of certain facilities that were closed or restructured during the past year. Dollar amounts below are reflected in thousands.

	Three months ended March 31, 2020		Three months ended March 31, 2019
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,306,109	100.0%	$1,286,383	100.0%
Operating charges:
Salaries, wages and benefits	693,272	53.1%	675,699	52.5%
Other operating expenses	266,182	20.4%	262,137	20.4%
Supplies expense	51,639	4.0%	49,131	3.8%
Depreciation and amortization	43,889	3.4%	42,552	3.3%
Lease and rental expense	12,158	0.9%	11,644	0.9%
Subtotal-operating expenses	1,067,140	81.7%	1,041,163	80.9%
Income from operations	238,969	18.3%	245,220	19.1%
Interest expense, net	397	0.0%	375	0.0%
Other (income) expense, net	889	0.1%	677	0.1%
Income before income taxes	$237,683	18.2%	$244,168	19.0%

Three-month periods ended March 31, 2020 and 2019:

During the three-month period ended March 31, 2020, as compared to the comparable prior year quarter, net revenues generated from our behavioral health services increased $20 million or 1.5% due to: (i) the above-mentioned $27 million or 2.2% increase in net revenues on a same facility basis, partially offset by; (ii) $7 million other combined net decreases.

Income before income taxes decreased $6 million, or 3%, to $238 million or 18.2% of net revenues during the first quarter of 2020 as compared to $244 million or 19.0% of net revenues during the first quarter of 2019. The decrease in income before income taxes at our behavioral health facilities was attributable to:

•	a $9 million decrease at our behavioral health facilities on a same facility basis, as discussed above, partially offset by;
•	$3 million of other combined net increases.

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

As described below in the section titled 2019 Novel Coronavirus Disease (“COVID-19”) Medicare and Medicaid Payment Related Legislation, the federal government has enacted multiple pieces of legislation to assist healthcare providers during the COVID-19 world-wide pandemic and U.S. National Emergency declaration.  We have outlined those legislative changes related to Medicare and Medicaid payment and their estimated impact on our financial results, where estimates are possible.

Sources of Revenues and Health Care Reform: Given increasing budget deficits, the federal government and many states are currently considering additional ways to limit increases in levels of Medicare and Medicaid funding, which could also adversely affect future payments received by our hospitals. In addition, the uncertainty and fiscal pressures placed upon the federal government as a result of, among other things, impacts on state revenue and expenses resulting from the COVID-19 pandemic, economic recovery stimulus packages, responses to natural disasters, and the federal and state budget deficits in general may affect the availability of government funds to provide additional relief in the future. We are unable to predict the effect of future policy changes on our operations.

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

On December 14, 2018, a Texas Federal District Court deemed the Legislation to be unconstitutional in its entirety. The Court concluded that the Individual Mandate is no longer permissible under Congress’s taxing power as a result of the Tax Cut and Jobs Act of 2017 (“TCJA”) reducing the individual mandate’s tax to $0 (i.e., it no longer produces revenue, which is an essential feature of a tax), rendering the Legislation unconstitutional.  The court also held that because the individual mandate is “essential” to the Legislation and is inseverable from the rest of the law, the entire Legislation is unconstitutional. Because the court issued a declaratory judgment and did not enjoin the law, the Legislation remains in place pending its appeal.  The District Court for the Northern District of Texas ruling was appealed to the U.S. Court of Appeals for the Fifth Circuit. On December 18, 2019, the Fifth Circuit Court of Appeals’ three-judge panel voted 2-1 to strike down the Legislation individual mandate as unconstitutional. The Fifth Circuit Court also sent the case back to the Texas district court to determine which Legislation provisions should be stricken with the mandate or whether the entire Legislation is unconstitutional. On March 2, 2020, the U.S. Supreme Court agreed to hear, during the 2020-2021 term, two consolidated cases, filed by the State of California and the United States House of Representatives, asking the Supreme Court to review the ruling by the Fifth Circuit Court of Appeals. The Legislation will remain law while the case proceeds through the appeals process; however, the case creates additional uncertainty as to whether any or all of the Legislation could be struck down, which creates operational risk for the health care industry. We are unable to predict the final outcome of this legal challenge and its financial impact on our future results of operation.

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

The impact of the Legislation on each of our hospitals may vary. Because Legislation provisions are effective at various times over the next several years, we anticipate that many of the provisions in the Legislation may be subject to further revision. Initiatives to repeal the Legislation, in whole or in part, to delay elements of implementation or funding, and to offer amendments or supplements to modify its provisions have been persistent. The ultimate outcomes of legislative attempts to repeal or amend the Legislation and legal challenges to the Legislation are unknown.  Legislation has already been enacted that eliminated the individual mandate penalty, effective January 1, 2019, related to the obligation to obtain health insurance that was part of the original Legislation. In addition, Congress previously considered legislation that would, in material part: (i) eliminate the large employer mandate to offer health insurance coverage to full-time employees; (ii) permit insurers to impose a surcharge up to 30 percent on individuals who go uninsured for more than two months and then purchase coverage; (iii) provide tax credits towards the purchase of health insurance, with a phase-out of tax credits accordingly to income level; (iv) expand health savings accounts; (v) impose a per capita cap on federal funding of state Medicaid programs, or, if elected by a state, transition federal funding to block grants, and; (vi) permit states to seek a waiver of certain federal requirements that would allow such state to define essential health benefits differently from federal standards and that would allow certain commercial health plans to take health status, including pre-existing conditions, into account in setting premiums.

In addition to legislative changes, the Legislation can be significantly impacted by executive branch actions.  In relevant part, President Trump has already taken executive actions: (i) requiring all federal agencies with authorities and responsibilities under the Legislation to “exercise all authority and discretion available to them to waive, defer, grant exemptions from, or delay” parts of the Legislation that place “unwarranted economic and regulatory burdens” on states, individuals or health care providers; (ii) the issuance of a final rule in June, 2018 by the Department of Labor to enable the formation of health plans that would be exempt from certain Legislation essential health benefits requirements; (iii) the issuance of a final rule in August, 2018 by the Department of Labor, Treasury, and Health and Human Services to expand the availability of short-term, limited duration health insurance; (iv) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level, (v) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans; (vi) the issuance of a final rule in June, 2019 by the Departments of Labor, Treasury, and Health and Human Services that would incentivize the use of health reimbursement arrangements by employers to permit employees to purchase health insurance in the individual market, and; (vii) the issuance of a final rule intended to increase transparency of healthcare price and quality information. The uncertainty resulting from these Executive Branch policies led to reduced Exchange enrollment in 2018, 2019 and 2020 and is expected to further worsen the individual and small group market risk pools in future years.  In May, 2019, the Congressional Budget Office projected that 32 million people will be uninsured in 2020. The recent and on-going COVID-19 pandemic and related U.S. National Emergency declaration may significantly increase the number of uninsured patients treated at our facilities extending beyond the most recent CBO published estimates due to increased unemployment and loss of group health plan health insurance coverage.  It is also anticipated that these and future policies may create additional cost and reimbursement pressures on hospitals.

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

In August, 2019, CMS published its IPPS 2020 final payment rule which provides for a 3.0% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments, and adjustments mandated by the Legislation are considered, without consideration for the required Medicare DSH payments changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments is approximately 2.8%. Including DSH payments and certain other adjustments, we estimate our overall increase from the final IPPS 2020 rule (covering the period of October 1, 2019 through September 30, 2020) will approximate 2.1%. This projected impact from the IPPS 2020 final rule includes an increase of approximately 0.5% to partially restore cuts made as a result of the American Taxpayer Relief Act of 2012 (“ATRA”), as required by the 21st Century Cures Act but excludes the impact of the sequestration reductions related to the Budget Control Act of 2011, Bipartisan Budget Act of 2015, and Bipartisan Budget Act of 2018, as discussed below. CMS completed its full phase-in to use uncompensated care data from the 2015 Worksheet S-10 hospital cost reports to allocate approximately $8.5 billion in the DSH Uncompensated Care Pool.

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

In August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. Included in this law are the imposition of annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Committee, which was responsible for developing recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year.  The Bipartisan Budget Act of 2015, enacted on November 2, 2015, and the Bipartisan Budget Act of 2019, enacted on August 2, 2019, continued the 2% reductions to Medicare reimbursement imposed under the 2011 Act through 2029. The CARES Act suspended payment reductions between May 1 and December 31, 2020, in exchange for extended cuts through 2030.

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

In April, 2020, CMS published its Psych PPS proposed rule for the federal fiscal year 2021. Under this proposed rule, payments to our psychiatric hospitals and units are estimated to increase by 2.4% compared to federal fiscal year 2020. This amount includes the effect of the 3.0% market basket update less a 0.4% productivity adjustment and an additional 0.2% offset for the outlier fixed-dollar loss threshold amount.

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

In December, 2018, the U.S. District Court for the District of Columbia ruled that HHS did not have statutory authority to implement the 2018 Medicare OPPS rate reduction related to hospitals that qualify for drug discounts under the federal 340B Drug Discount Program and granted a permanent injunction against the payment reduction. In May, 2019, the U.S. District Court for the District of Columbia directed CMS to determine a remedy as well as provide a status report on this remedy by early August, 2019 for this Medicare OPPS payment matter. However, recognizing both the complexity of the OPPS payment system as well as its budget neutral rate setting system, the Court refrained from imposing a remedy.  Instead the Judge in the case called for additional briefing from the Plaintiffs and Defendants on the proper scope and implementation for relief.  The case has been appealed by HHS.  In the 2020 OPPS final rule, CMS retained the rate reduction in dispute, but indicated their intent to potentially use the results of a future 340B hospital survey to collect drug acquisition cost data for CY 2018 and 2019 when crafting a remedy. In the event this 340B hospital survey data is not used to devise a remedy, CMS also indicated that it intends to consider the public input to inform of the steps they would take to propose a remedy for CY 2018 and 2019 in the CY 2021 rulemaking. We are unable to predict the ultimate outcome of any appeal and the type of relief that may be ordered by the Courts. We estimate that the CMS 2018 change in the 340B payment policy increased our 2018 Medicare OPPS payments by approximately $8 million, which has been fully reserved in our results of operations for the year, and estimate that a comparable amount was scheduled to be earned during 2019 and 2020.

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

On November 15, 2019, CMS finalized its Hospital Price Transparency rule that implements certain requirements under the June 24, 2019 Presidential Executive Order related to Improving Price and Quality Transparency in American Healthcare to Put Patients First.  Under this final rule, effective January 1, 2021, CMS will require: (1) hospitals make public their standard changes (both gross charges and payer-specific negotiated charges) for all items and services online in a machine-readable format, and; (2) hospitals to make public standard charge data for a limited set of “shoppable services” the hospital provides in a form and manner that is more consumer friendly. A lawsuit has been filed by several hospital associations, health systems, and hospitals in the U.S. District court for the District of Columbia challenging the legal authority of HHS to implement the final rule. We are unable to predict the ultimate outcome of this legal challenge and the type of relief that may be ordered by the courts. The deadline for compliance with the final rule is January 1, 2021. We are unable to determine the impact, if any, this final rule will have on our future results of operations.

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

We receive revenues from various state and county based programs, including Medicaid in all the states in which we operate (we receive Medicaid revenues in excess of $100 million annually from each of California, Texas, Nevada, Washington, D.C., Pennsylvania, Illinois and Massachusetts); CMS-approved Medicaid supplemental programs in certain states including Texas, Mississippi, Illinois, Oklahoma, Nevada, Arkansas, California and Indiana, and; state Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

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

Texas Delivery System Reform Incentive Payments:

In addition, the Texas Medicaid Section 1115 Waiver includes a DSRIP pool to incentivize hospitals and other providers to transform their service delivery practices to improve quality, health status, patient experience, coordination, and cost-effectiveness. DSRIP pool payments are incentive payments to hospitals and other providers that develop programs or strategies to enhance access to health care, increase the quality of care, the cost-effectiveness of care provided and the health of the patients and families served. In May, 2014, CMS formally approved specific DSRIP projects for certain of our hospitals for demonstration years 3 to 5 (our facilities did not materially participate in the DSRIP pool during demonstration years 1 or 2). DSRIP payments are contingent on the hospital meeting certain pre-determined milestones, metrics and clinical outcomes. Additionally, DSRIP payments are contingent on a governmental entity providing an IGT for the non-federal share component of the DSRIP payment. THHSC generally approves DSRIP reported metrics, milestones and clinical outcomes on a semi-annual basis in June and December.  Under the CMS approval noted above, the Waiver renewal requires the transition of the DSRIP program to one focused on "health system performance measurement and improvement." THHSC must submit a transition plan describing "how it will further develop its delivery system reforms without DSRIP funding and/or phase out DSRIP funded activities and meet mutually agreeable milestones to demonstrate its ongoing progress."  The size of the DSRIP pool will remain unchanged for the initial two years of the waiver renewal with unspecified decreases in years three and four of the renewal, FFY 2020 and 2021, respectively.  In FFY 2022, DSRIP funding under the waiver is eliminated. For FFY 2020 and 2021, we estimate these changes will result in a $3 million and $4 million decrease in DSRIP payments, respectively.  For FFY 2022, we will no longer receive DSRIP funds due to the elimination of this funding source by CMS in the Waiver renewal. In March, 2020, HHSC submitted a DSRIP Transition Plan to CMS as required by the 1115 Waiver Special Terms and Conditions #37 that outlines a transition from the current DSRIP program to a Value-Based Purchasing (“VBP”) type payment model. The draft plan was submitted by THHSC to CMS by March 31, 2020.  The effective date of the new VBP payment model (if approved by CMS) is not yet known. Similarly, details of the VBP model are still under development.  As a result, we are unable to estimate the financial impact of this payment change.

Summary of Amounts Related To The Above-Mentioned Various State Medicaid Supplemental Payment Programs:

The following table summarizes the revenues, Provider Taxes and net benefit related to each of the above-mentioned Medicaid supplemental programs for the three month periods ended March 31, 2020 and 2019. The Provider Taxes are recorded in other operating expenses on the Condensed Consolidated Statements of Income as included herein.

	(amounts in millions)
	Three Months Ended
	March 31,	March 31,
	2020	2019
Texas UC/UPL:
Revenues	$32	$26
Provider Taxes	(13)	(10)
Net benefit	$19	$16

Texas DSRIP:
Revenues	$0	$0
Provider Taxes	0	0
Net benefit	$0	$0

Various other state programs:
Revenues	$74	$61
Provider Taxes	(33)	(34)
Net benefit	$41	$27

Total all Provider Tax programs:
Revenues	$106	$87
Provider Taxes	(46)	(44)
Net benefit	$60	$43

We estimate that our aggregate net benefit from the Texas and various other state Medicaid supplemental payment programs will approximate $237 million (net of Provider Taxes of $207 million) during the year ending December 31, 2020. This estimate is based upon various terms and conditions that are out of our control including, but not limited to, the states’/CMS’s continued approval of the programs and the applicable hospital district or county making IGTs consistent with 2019 levels. Future changes to these terms and conditions could materially reduce our net benefit derived from the programs which could have a material adverse impact on our future consolidated results of operations.  In addition, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our future consolidated results of operations.  As described below in the 2019 Novel Coronavirus Disease (“COVID-19”) Medicare and Medicaid Payment Related Legislation, a 6.2% increase to the Medicaid Federal Matching Assistance Percentage (“FMAP”) is included in Public Law No: 116-127 (3/18/2020) Families First Coronavirus Response Act.  We are unable to estimate the financial impact of this provision at this time.

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

In connection with these DSH programs, included in our financial results was an aggregate of approximately $9 million during each of the three-month periods ended March 31, 2020 and 2019.  We expect the aggregate reimbursements to our hospitals pursuant to the Texas and South Carolina 2020 fiscal year programs to be approximately $36 million.

The Legislation and subsequent federal legislation provides for a significant reduction in Medicaid disproportionate share payments beginning in federal fiscal year 2021 (see below in Sources of Revenues and Health Care Reform-Medicaid Revisions for additional disclosure related to the delay of these DSH reductions). HHS is to determine the amount of Medicaid DSH payment cuts imposed on each state based on a defined methodology. As Medicaid DSH payments to states will be cut, consequently, payments to Medicaid-participating providers, including our hospitals in Texas and South Carolina, will be reduced in the coming years. Based on the CMS final rule published in September, 2019, beginning in fiscal year 2021 (as amended by the CARES Act), annual Medicaid DSH payments in South Carolina and Texas could be reduced by approximately 32% and 23%, respectively, from 2019 DSH payment levels.

Our behavioral health care facilities in Texas have been receiving Medicaid DSH payments since FFY 2016. As with all Medicaid DSH payments, hospitals are subject to state audits that typically occur up to three years after their receipt. DSH payments are subject to a federal Hospital Specific Limit (“HSL”) and are not fully known until the DSH audit results are concluded. In general, freestanding psychiatric hospitals tend to provide significantly less charity care than acute care hospitals and therefore are at more risk for retroactive recoupment of prior year DSH payments in excess of their respective HSL. In light of the retroactive HSL audit risk for freestanding psychiatric hospitals, we have established DSH reserves for our facilities that have been receiving funds since FFY 2016. These DSH reserves are also impacted by the resolution of federal DSH litigation related to Children’s Hospital Association of Texas v. Azar (“CHAT”), No. 17-cv-844 (D.D.C. March 2, 2018), appeal docketed, No. 18-5135 (D.C. Cir. May 9, 2018) where the calculation of HSL was being challenged. In August, 2019, DC Circuit Court of Appeals issued a unanimous decision in CHAT and reversed the judgment of the district court in favor of CMS and ordered that CMS’s “2017 Rule” (regarding Medicaid DSH Payments—Treatment of Third Party Payers in Calculating Uncompensated Care Costs) be reinstated. CMS has not issued any additional guidance post the ruling. In April 2020, the plaintiffs in the case have petitioned the Supreme Court of the United States to hear their case. Additionally, there have been separate legal challenges on this same issue in the Fifth and Eight Circuits. On November 4, 2019, the United States Court of Appeals for the Eighth Circuit issued an opinion upholding the 2017 Rule. Missouri Hosp. Ass’n v. Azar, No. 18-1778 (8th Cir. Nov. 4, 2019) (i.e. reversing a district court order enjoining the 2017 rule). On April 20, 2020, the United States Court of Appeals of the Fifth Circuit issued a decision also upholding the 2017 Rule. Baptist Memorial Hospital v. Azar, No. 18-60592 (5th Cir. April 20, 2020).  In light of these court decisions, the Company continues to maintain reserves in its financial statements for cumulative Medicaid DSH and UC reimbursements related to our behavioral health hospitals located in Texas that amounted to $36 million and $20 million as of March 31, 2020 and 2019, respectively.

Nevada SPA:

In Nevada, CMS approved a state plan amendment (“SPA”) in August, 2014 that implemented a hospital supplemental payment program retroactive to January 1, 2014. This SPA has been approved for additional state fiscal years including the 2020 fiscal year covering the period of July 1, 2019 through June 30, 2020.

In connection with this program, included in our financial results was approximately $7 million during each of the three-month periods ending March 31, 2020 and 2019. We estimate that our reimbursements pursuant to this program will approximate $25 million during the year ended December 31, 2020. This 2020 projected amount reflects a March 2020 Board of Trustees for the Fund for Hospital Care For Indigent Persons (“IAF Board”) approval to reduce funding for the non-federal share of the Nevada supplemental payment program for SFY 2021.  Concurrent IAF Board action also approved the elimination of this funding of the non-federal share of the Nevada supplemental payment program for SFY 2022.

California SPA:

In California, CMS issued formal approval of the 2017-19 Hospital Fee Program in December, 2017 retroactive to January 1, 2017 through June 30, 2019. This approval included the Medicaid inpatient and outpatient fee-for-service supplemental payments and the overall provider tax structure but did not yet include the approval of the managed care payment component. Upon approval by CMS, the managed care payment component will consist of two categories of payments, “pass-through” payments and “directed” payments. The pass-through payments will be similar in nature to the prior Hospital Fee Program payment method whereas the directed payment method will be based on actual concurrent hospital Medicaid managed care in-network patient volume. CMS has approved the “directed” payment component methodology for the period of July 1, 2017 through June 30, 2019. The timing of CMS’s approval of the “pass through” component is uncertain. In September, 2019, the state submitted a request to renew the Hospital Fee Program for the period July 1, 2019 to December 31, 2021. On February 25, 2020, CMS approved this renewed program.  The actual managed care payment rate component associated with the renewed program are still under development and subject to CMS approval. The timing of these additional approvals are uncertain.   In connection with the existing program, included in our financial results was approximately $7 million and $4 million during the three-month period ending March 31, 2020 and March 31, 2019, respectively. We estimate that our reimbursements pursuant to this program will approximate $29 million during the year ended December 31, 2020. The aggregate impact of the California supplemental payment program, as outlined above, is included in the above State Medicaid

Supplemental Payment Program table. On April 28, 2020, the California Department of Health Care Services (“DHCS”) notified hospital providers that participate in the Medicaid managed care directed payment program that DHCS has identified a data error with their directed payment calculation for the period July 1, 2017 to June 30, 2018.  DHCS will recalculate the directed payment add-on payment amount and plan to notify providers of their new respective payment amounts likely in Q3 2020.  We are unable to determine the impact of this planned DCHS directed payment change.

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

All of our acute care hospitals have met the applicable meaningful use criteria.  However, under the HITECH Act, hospitals must continue to meet the applicable meaningful use criteria in each fiscal year or they will be subject to a market basket update reduction in a subsequent fiscal year. Failure of our acute care hospitals to continue to meet the applicable meaningful use criteria would have an adverse effect on our future net revenues and results of operations.

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

Implemented Medicare Reductions and Reforms:

•

The Legislation reduced the market basket update for inpatient and outpatient hospitals and inpatient behavioral health facilities by 0.25% in each of 2010 and 2011, by 0.10% in each of 2012 and 2013, 0.30% in 2014, 0.20% in each of 2015 and 2016 and 0.75% in each of 2017, 2018 and 2019.

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
•

The Legislation (as amended by subsequent federal legislation) requires annual aggregate reductions in federal DSH funding from federal fiscal year (“FFY”) 2021 through FFY 2025. The aggregate annual reduction amounts are $4.0 billion for FFY 2021 (effective December 1, 2020) and $8.0 billion for FFY 2022 through FFY 2025.  In December, 2019, federal legislation was enacted which delays the reduction in the Medicaid DSH allotment through May 22, 2020 and then subsequent federal legislation in March, 2020 delayed the reduction through November 30, 2020.

Health Insurance Revisions:

•	Large employer insurance reforms, effective in 2015.
•

Individual insurance mandate and related federal subsidies, effective in 2014. As noted above in Health Care Reform, the Tax Cuts and Jobs Act enacted into law in December, 2017 eliminated the individual insurance federal mandate penalty beginning January 1, 2019.

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

Accountable Care Organizations:

The Legislation requires HHS to establish a Medicare Shared Savings Program that promotes accountability and coordination of care through the creation of accountable care organizations (“ACOs”). The ACO program allows providers (including hospitals), physicians and other designated professionals and suppliers to voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS will be eligible to share in a portion of the amounts saved by the Medicare program.  CMS is also developing and implementing more advanced ACO payment models, such as the Next Generation ACO Model, which require ACOs to assume greater risk for attributed beneficiaries.  On December 21, 2018, CMS published a final rule that, in general, requires ACO participants to take on additional risk associated with participation in the program.  On April 30, 2020, CMS issued an interim final rule with comment in response to the COVID-19 national emergency permitting ACOs with current agreement periods expiring on December 31, 2020 the option to extend their existing agreement period by one year, and permitting certain ACOs to retain their participation level through 2021.  It remains unclear to what extent providers will pursue federal ACO status or whether the required investment would be warranted by increased payment.

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

CMMI implemented a new, second generation voluntary episode payment model, Bundled Payments for Care Improvement Advanced (BPCI-Advanced or the Program), with the first performance period beginning October 1, 2018.  BPCI-Advanced is designed to test a new iteration of bundled payments for 32 Clinical Episodes (29 inpatient and 3 outpatient) with an aim to align incentives among participating health care providers to reduce expenditures and improve quality of care for traditional Medicare beneficiaries. The first cohort of participants entered BPCI-Advanced on October 1, 2018, and agreed to an initial performance period that will run through December 31, 2023.  We initially elected to participate in BPCI-Advanced at seventeen (17) of our acute care hospitals across almost two hundred (200) clinical episodes in collaboration with a third-party convener which has extensive experience and success in BPCI. A second BPCI-Advanced cohort started January 1, 2020 where our participation in the program increased to twenty-two (22) acute care hospitals with over three hundred (300) clinical episodes. The ultimate success and financial impact of the BPCI-Advanced program is contingent on multiple variables so we are unable to estimate the impact.  However, given the breadth and scope of participation of our acute care hospitals in BPCI-Advanced, the impact could be significant (either favorably or unfavorably) depending on actual program results. The COVID-19 national emergency described below in the 2019 Novel Coronavirus Disease (“COVID-19”) Medicare and Medicaid Payment Related Legislation section could adversely impact BPCI-A program results absent CMS intervention to provide temporary participant hold harmless financial protections similar to ones that have been implemented in the past by CMS after the occurrence of other natural disaster events.  We are unable to predict whether such protections will be implemented by CMS during this COVID-19 national emergency.  The initial CMS BPCI-A reconciliation in Q1 2020 for the period October 1, 2018 through June 30, 2019 did not have material impact on our financial results.

2019 Novel Coronavirus Disease (“COVID-19”) Medicare and Medicaid Payment Related Legislation

In response to the growing threat of the 2019 Novel Coronavirus Disease (“COVID-19”), on March 13, 2020 President Trump declared a national emergency. The President’s declaration empowered the HHS Secretary to waive certain Medicare, Medicaid and Children’s Health Insurance Program (“CHIP”) program requirements and Medicare conditions of participation under Section 1135 of the Social Security Act. Having been granted this authority by HHS, CMS issued a broad range of blanket waivers, which eased certain requirements for impacted providers, including:

•	Waivers and Flexibilities for Hospitals and other Healthcare Facilities
o

CMS temporarily waived or modified hospital physical environment requirements under the Medicare conditions of participation, granting hospitals flexibility to expand services and manage COVID-19 populations.

o	CMS expanded reimbursement and waived certain limitations on the conduct of telehealth services.
o	CMS granted certain waivers from compliance with Emergency Medical Treatment & Labor Act requirements, permitting hospitals to better manage patients presenting to the hospital with COVID-19.
•	Provider Enrollment Flexibilities
o	CMS temporarily suspended certain Medicare enrollment screening requirements including site visits and fingerprinting for non-certified Part B suppliers, physicians and non-physician practitioners.
•	Flexibility and Relief for State Medicaid Programs
o

The national emergency declaration also enabled CMS to grant state and territorial Medicaid agencies a wider range of flexibilities under section 1135 waivers. Examples of flexibilities available to states under section 1135 waivers include the ability to permit out-of-state providers to render services, temporarily suspend certain provider enrollment and revalidation requirements to promote access to care, allow providers to provide care in alternative settings, waive prior authorization requirements, and temporarily suspend certain pre-admission and annual screenings for nursing home residents.

•	Suspension of Enforcement Activities
o	CMS temporarily suspended non-emergency survey inspections, allowing providers to focus on the most current serious health and safety threats, like infectious diseases and abuse.
o	CMS has issued certain blanket waivers under Section 1877(g) of the Social Security Act.
o

OCR is exercising temporary enforcement discretion regarding compliance with certain civil rights laws and privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996.

o	OIG issued a Policy Statement announcing temporary enforcement discretion under the Federal anti-kickback statute for certain remuneration related to COVID-19.

In addition to the national emergency declaration, Congress passed and President Trump signed legislation intended to support state and local authority responses to COVID-19 as well as provide fiscal support to businesses, individuals, financial markets, hospitals and other healthcare providers. This enacted legislation includes:

•	Public Law No: 116-123 - Coronavirus Preparedness and Response Supplemental Appropriations Act, 2020 (3/06/2020)

o	The legislation provided $8.3 billion in emergency funding for federal agencies to respond to the coronavirus outbreak.

•	Public Law No: 116-127 Families First Coronavirus Response Act (3/18/2020)

o	The legislation provides paid sick leave, tax credits, and free COVID-19 testing; expands nutrition assistance and unemployment benefits; and increases Medicaid funding.
•

This legislation increases the Medicaid FMAP by 6.2% retroactive to the federal fiscal quarter beginning January 1, 2020 and each subsequent federal fiscal quarter for all states and U.S. territories during the declared public health emergency, in accordance with specified conditions. For example, in order to receive the increased FMAP, a state Medicaid program may not require standards for eligibility that are more restrictive than the standards that were in effect on January 1, 2020.

•

We are unable to estimate the financial impact at this time. However, this provision will result in a net favorable impact to certain Medicaid supplemental payments where states make payments to our hospitals during an eligible quarter.

•	H.R. 748, the Coronavirus Aid, Relief, and Economic Security Act, (“CARES Act”)(03/27/2020)

o

The CARES Act includes sweeping measures that provides $2.2 trillion in emergency assistance to individuals, families, and businesses affected by the COVID-19 pandemic. Legislative provisions granting immediate funding relief are:

o

The creation of a $175 billion Public Health and Social Services Emergency Fund (“PHSSEF”) for grants available to hospitals and other healthcare providers (as amended by H.R. 266 on April 24, 2010 which added $75 billion to the fund).

•	This new program will provide grants intended to cover unreimbursed health care related expenses or lost revenues attributable to the public health emergency resulting from the coronavirus.
•	The new program will also reimburse hospitals at Medicare rates for uncompensated COVID-19 care for the uninsured.
•	Grants to eligible recipients will be made in multiple tranches by HHS
•

HHS Distributions 1 and 2 – As of May 5, 2020, we have received approximately $198 million in PHSSEF grant payments that were part of an initial $50 billion distribution of funds that are subject to specific terms and conditions. The HHS terms and conditions for all grant recipients are located at https://www.hhs.gov/provider-relief/index.html.  Our operating results for the three-months ended March 31, 2020 do not include the recognition of any PHSSEF grant income. Although we can provide no assurance that we will ultimately be deemed qualified, our future results of operations will include the applicable income recognition related to these funds received, to the extent that we successfully submit the required attestations to HHS signifying our qualification pursuant to the terms and conditions of this program.

•

HHS Distributions 3 and Beyond - HHS has stated the $50 billion residual balance of the PHSSEF will target subsequent distributions that focus on providers in areas particularly impacted by the COVID-19 outbreak, rural providers, providers of services with lower shares of Medicare reimbursement or who predominantly serve the Medicaid population, and providers requesting reimbursement for the treatment of uninsured Americans.  Specifically, HHS has committed to:

o	$10 billion Allocation for COVID-19 High Impact Areas
▪	Our acute care hospital located in Washington, D.C. received approximately $15 million in connection with this funding.
o	$10 billion Allocation for Rural Hospitals
▪	As of May 6, 2020, we have received $21 million of this rural hospital funding from HHS.
o	$2 billion for COVID-19 Testing for the Uninsured
o	Unspecified Allocation for Treatment of COVID-19 Uninsured

The specific uses of the remaining $95 billion PHSSEF funds including the additional $75 billion authorized under H.R. 266 (outlined below) has not yet been determined by HHS.  We are unable to estimate the level of additional grant payments and their impact on future financial operating results.

•	Increase of provider funding through immediate Medicare sequester relief.
•	Suspension of the 2% Medicare sequestration offset for Medicare services provided from May 1, 2020 through December 31, 2020.
•	We estimate that this provision will have a favorable impact of $30 million during this period.

•	Medicare add-on for inpatient hospital COVID-19 patients.

•	Increases the payment that would otherwise be made to a hospital for treating a Medicare patient admitted with COVID-19 by twenty percent (20%).
•	We are unable to estimate the financial impact of this provision.

•	Expansion of the Medicare Accelerated and Advance Payment Program.
•

Expands the Medicare Accelerated and Advance Payment Program for the duration of the COVID-19 public health emergency. These payments were provided to ensure Medicare providers and suppliers have reliable and stable cash flow in order to maintain an adequate workforce, buy essential supplies, create additional infrastructure, and keep their respective operations in place for patient.

•

As of May 5, 2020, we received approximately $376 million under the Accelerated and Advance Payment Program. Although we can provide no assurance that we will ultimately receive additional accelerated Medicare payments, we believe we are entitled to additional funds comparable to the amount received thus far should the Centers for Medicare and Medicaid Services resume the Medicare accelerated funding program which was suspended on April 26, 2020 for reevaluation. A hospital that receives funds under this program is not required to start repayment for 120 days, general acute care hospitals have up to one year and psychiatric hospitals will have up to 210 days to complete repayment without the assessment of interest.  As such, we will begin repaying this loan through the recoupment of future Medicare claims in July, 2020, likely through December, 2020, but as late as April, 2021.

o	Coronavirus Relief Fund.
•

Establishes a $150 billion Coronavirus Relief Fund.  The Secretary of Treasury is authorized to make payments for COIVD-19 response efforts to states, tribal governments and local governments with populations of 500,000 or more.  It requires that the District of Columbia and U.S. territories collectively receive $3 billion of this funding, that $8 billion in payments be provided to tribal governments, and that no state receives less than $1.25 billion. State allocations are determined on the state’s population, relative to the population in all 50 states. Any funding to the local governments is subtracted from the amount otherwise available to their state government.  Local government funding is also apportioned by population, but local governments may receive only 45% of the amount associated with their population.  We are unable to predict whether any portion of this this state and local funding will ultimately be paid to our hospitals impacted by COVID-19.

•	H.R 266 – The Paycheck Protection Program and Health Care Enhancement Act (4/24/2020)

o

Includes an additional $75 billion for the PHSSEF to reimburse hospitals and health care providers for COVID-19 related expenses and lost revenue. The legislation also includes $25 billion for necessary expenses to research, develop, validate, manufacture, purchase, administer and expand capacity for COVID-19 tests.

COVID-19 State and Local Grant Programs

We have pursued available COVID-19 related state and local grant funding opportunities where available. State and local grants received as May 5, 2020, include approximately $5 million from Washington, D.C., to be used for supplies, equipment, personnel and construction and operation of temporary structures for testing and treatment of COVID-19 patients. We are unable to predict the aggregate amount of state and local grant opportunities that we will ultimately secure.

In addition to statutory and regulatory changes to the Medicare program and each of the state Medicaid programs, our operations and reimbursement may be affected by administrative rulings, new or novel interpretations and determinations of existing laws and regulations, post-payment audits, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payments to our facilities. The final determination of amounts we receive under the Medicare and Medicaid programs often takes many years, because of audits by the program representatives, providers’ rights of appeal and the application of numerous technical reimbursement provisions. We believe that we have made adequate provisions for such potential adjustments. Nevertheless, until final adjustments are made, certain issues remain unresolved and previously determined allowances could become either inadequate or more than ultimately required.

Finally, we expect continued third-party efforts to aggressively manage reimbursement levels and cost controls. Reductions in reimbursement amounts received from third-party payers could have a material adverse effect on our financial position and our results.

Other Operating Results

Interest Expense:

As reflected on the schedule below, interest expense was $36 million and $40 million during the three-month periods ended March 31, 2020 and 2019, respectively, (amounts in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Revolving credit & demand notes (a.)	$716	$745
$700 million, 4.75% Senior Notes due 2022, net (b.)	8,069	8,069
$400 million, 5.00% Senior Notes due 2026 (c.)	5,000	5,000
Term loan facility A (a.)	14,365	19,334
Term loan facility B (a.)	4,284	5,318
Accounts receivable securitization program (d.)	2,043	3,192
Subtotal-revolving credit, demand notes, Senior Notes, term loan facility and accounts receivable securitization program	34,477	41,658
Interest rate swap income, net	-	(2,944)
Amortization of financing fees	1,282	1,278
Other combined interest expense	1,671	691
Capitalized interest on major projects	(1,049)	(774)
Interest income	(30)	(269)
Interest expense, net	$36,351	$39,640

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

As of March 31, 2020, we had: (i) $1.938 billion of borrowings outstanding under the term loan A facility; (ii) $493.8 million of borrowings outstanding under the term loan B facility, and; (iii) no outstanding borrowings under the $1 billion revolving credit facility.

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

(d.)

In April, 2018, we amended our accounts receivable securitization program, which was scheduled to expire in December, 2018.  Pursuant to the amendment, the term has been extended through April 26, 2021, and the borrowing limit has been increased to $450 million from $440 million ($260 million outstanding as of March 31, 2020).

Interest expense decreased $3 million during the three-month period ended March 31, 2020, as compared to the comparable period of 2019, due primarily to: (i) a net $7 million decrease in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facility and accounts receivable securitization program resulting from a decrease in our aggregate average cost of borrowings pursuant to these facilities (3.6% during the three months ended March 31, 2020 as compared to 4.2% in the comparable quarter of 2019), as well as a decrease in the aggregate average outstanding borrowings ($3.85 billion during the three months ended March 31, 2020 as compared to $3.99 billion in the comparable 2019 quarter), offset by; (ii) a $3 million unfavorable change in interest rate swap income, and; (iii) a $1 million of other combined increases in interest expense The average effective interest rate on these facilities, including amortization of deferred financing costs and original issue discounts and designated interest rate swap expense (for the period ended March 31, 2019) was 3.7% and 4.0% during the three-month periods ended March 31, 2020 and 2019, respectively.

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three month periods ended March 31, 2020 and 2019 (dollar amounts in thousands):

	Three months ended
	March 31,	March 31,
	2020	2019
Provision for income taxes	$46,323	$58,898
Income before income taxes	190,783	296,296
Effective tax rate	24.3%	19.9%

The provision for income taxes decreased $13 million during the three-month period ended March 31, 2020, as compared to the comparable quarter of 2019, due primarily to: (i) the income tax benefit recorded in connection with the $105 million decrease in pre-tax income, partially offset by; (ii) a $12 million increase in the provision for income taxes resulting from our adoption of ASU 2016-09, which increased our provision for income taxes by approximately $1 million during the first quarter of 2020 as compared to a decrease of approximately $11 million during the first quarter of 2019.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $502 million during the three-month period ended March 31, 2020 and $432 million during the comparable period of 2019. The net increase of $70 million was attributable to the following:

•	an unfavorable change of $88 million resulting from a decrease in net income plus/minus depreciation and amortization expense and stock-based compensation expense;
•	a favorable change of $171 million in accounts receivable;
•	an unfavorable change of $34 million in other working capital accounts resulting primarily from changes in accounts payable due to timing of disbursements;
•

a favorable change of $25 million in accrued insurance expense, net of commercial premiums paid due to the above-mentioned $20 million increase to our reserves for self-insured professional and general liability claims recorded during the first quarter of 2020, and;

•	$4 million of other combined net unfavorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the three-month periods. The result is divided into the accounts receivable balance at March 31st of each year to obtain the DSO. Our DSO were 48 days and 51 days at March 31, 2020 and 2019, respectively.

Our accounts receivable as of March 31, 2020 and December 31, 2019 include amounts due from Illinois of approximately $23 million and $36 million, respectively. Collection of the outstanding receivables continues to be delayed due to state budgetary and funding pressures. Approximately $11 million as of March 31, 2020 and $18 million as of December 31, 2019, of the receivables due from Illinois were outstanding in excess of 60 days, as of each respective date. Although the accounts receivable due from Illinois could remain outstanding for the foreseeable future, since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due to us from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

Net cash used in investing activities

During the first three months of 2020, we used $135 million of net cash in investing activities as follows:

•	$184 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;

•	$52 million received in connection with net cash inflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates;

•	$2 million spent on the purchase and implementation of information technology applications, and;

•	$1 million spent to fund investments in and advances to joint ventures and other.

During the first three months of 2019, we used $208 million of net cash in investing activities as follows:

•	$170 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;

•	$28 million paid in connection with net cash inflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates;

•	$10 million spent on the purchase and implementation of information technology applications, and;

•	$1 million spent to fund investments in and advances to joint ventures and other.

During the fourth quarter of 2019, we identified certain cash inflows related to operating activities that were incorrectly classified as cash inflows from foreign currency exchange contracts, as included cash flows from investing activities, on our condensed consolidated statements of cash flows for the quarterly periods in 2019. The cash flows related to our foreign currency exchange contracts were correctly classified on our consolidated statements of cash flows for the year ended December 31, 2019. We determined that these misclassifications were not material to the financial statements of any period during 2019. However, in order to improve the consistency and comparability of the financial statements, we have revised the condensed consolidated statements of cash flows for the quarter ended March 31, 2019.

Net cash used in financing activities

During the first three months of 2020, we used $372 million of net cash in financing activities as follows:

•

spent $185 million on net repayments of debt as follows: (i) $13 million related to our term loan A facility; (ii) $140 million related to our accounts receivable securitization program; (iii) $1 million related to our term loan B facility, and; (iv) $31 million related to a short-term credit facility.

•	generated $5 million of proceeds related to other debt facilities;
•

spent $172 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our $2.7 billion stock repurchase program ($170 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($3 million);

•	spent $6 million to pay profit distributions related to noncontrolling interests in majority owned businesses;
•	spent $17 million to pay quarterly cash dividends of $.20 per share, and;
•	generated $3 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

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

Expected capital expenditures during remainder of 2020

In our Form 10-K for the year ended December 31, 2019, we estimated that we would spend approximately $775 million to $825 million on capital expenditures during the year ended December 31, 2020.  As mentioned above, we spent approximately $184 million on capital expenditures during the first quarter of 2020.

As mentioned above, as a result of the COVID-19 pandemic, we plan to reduce the spend rate and magnitude of certain previously planned capital projects and expenditures.  We are therefore reducing our planned capital expenditures estimate for the full year of 2020 to approximately $575 million to $625 million.

During the remaining nine months of 2020, we expect to spend approximately $390 million to $440 million which includes expenditures for capital equipment, renovations and new projects at existing hospitals. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

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

As of March 31, 2020, we had no borrowings outstanding pursuant to our $1 billion revolving credit facility and we had $998 million of available borrowing capacity net of $2 million of outstanding letters of credit.

Pursuant to the terms of the Sixth Amendment, the tranche A term loan, which had $1.938 billion of borrowings outstanding as of March 31, 2020, provides for eight installment payments of $12.5 million per quarter which commenced in March of 2019 and are scheduled to continue through December of 2020.  Thereafter, payments of $25 million per quarter are scheduled, commencing in March of 2021 until maturity in October of 2023, when all outstanding amounts will be due.

The tranche B term loan, which had $494 million of borrowings outstanding as of March 31, 2020, provides for installment payments of $1.25 million per quarter, which commenced on March 31, 2019 and are scheduled to continue until maturity in October of 2025, when all outstanding amounts will be due.

Borrowings under the Senior Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.375% to 0.625% for revolving credit and term loan A borrowings and 0.75% for tranche B borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.375% to 1.625% for revolving credit and term loan A borrowings and 1.75% for the tranche B term loan. As of March 31, 2020, the applicable margins were 0.375% for ABR-based loans and 1.375% for LIBOR-based loans under the revolving credit and term loan A facilities.  The revolving credit facility includes a $125 million sub-limit for letters of credit. The Senior Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Senior Credit Agreement includes a material adverse change clause that must be represented at each draw. The Senior Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We are in compliance with all required covenants as of March 31, 2020 and December 31, 2019.

In late April, 2018, we entered into the sixth amendment to our accounts receivable securitization program (“Securitization”) dated as of October 27, 2010 with a group of conduit lenders, liquidity banks, and PNC Bank, National Association, as administrative agent, which provides for borrowings outstanding from time to time by certain of our subsidiaries in exchange for undivided security interests in their respective accounts receivable. The sixth amendment, among other things, extended the term of the Securitization program through April 26, 2021 and increased the borrowing capacity to $450 million (from $440 million previously). Although the program fee and certain other fees were adjusted in connection with the sixth amendment, substantially all other provisions of the Securitization program remained unchanged.  Pursuant to the terms of our Securitization program, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At March 31, 2020, we had $260 million of outstanding borrowings pursuant to the terms of the Securitization and $190 million of available borrowing capacity.

As of March 31, 2020, we had combined aggregate principal of $1.1 billion from the following senior secured notes:

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

At March 31, 2020, the carrying value and fair value of our debt were each approximately $3.8 billion.  At December 31, 2019, the carrying value and fair value of our debt were each approximately $4.0 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was approximately 41% at March 31, 2020 and 42% at December 31, 2019.

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

We expect to finance all capital expenditures and acquisitions and, if and when we determine to restart our quarterly dividend and stock repurchase programs, pay dividends and potentially repurchase shares of our common stock utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing revolving credit facility or through refinancing the existing Senior Credit Agreement; (ii) the issuance of other long-term debt, and/or; (iii) the issuance of equity. We believe that our operating cash flows, cash and cash equivalents, as well as access to the capital markets, provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months, including the refinancing of our above-mentioned Senior Credit Agreement that is scheduled to mature in October, 2023.  However, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2020, there have been no material changes in the off-balance sheet arrangements consisting of standby letters of credit and surety bonds.

As of March 31, 2020 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $92 million consisting of: (i) $88 million related to our self-insurance programs, and; (ii) $4 million of other debt and public utility guarantees.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended March 31, 2020. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.   Controls and Procedures

As of March 31, 2020, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting or in other factors during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October, 2013, we were advised that the DOJ’s Criminal Frauds Section had opened an investigation of River Point Behavioral Health and Wekiva Springs Center. We were subsequently notified that the Criminal Frauds section had opened investigations of National Deaf Academy, Hartgrove Hospital and UHS as a corporate entity. In April 2017, the DOJ’s Criminal Division issued a subpoena requesting documentation from Shadow Mountain Behavioral Health. In August 2017, Kempsville Center of Behavioral Health (a part of Harbor Point Behavioral Health previously identified above) received a subpoena requesting documentation. We have been advised that the investigations being conducted by the DOJ’s Criminal Frauds Section and corresponding U.S. Attorneys’ Offices, of UHS and the above referenced facilities, have been closed.

In April, 2014, the Centers for Medicare and Medicaid Services (“CMS”) instituted a Medicare payment suspension at River Point Behavioral Health in accordance with federal regulations regarding suspension of payments during certain investigations. The Florida Agency for Health Care Administration (“AHCA”) subsequently issued a Medicaid payment suspension for the facility. River Point Behavioral Health submitted a rebuttal statement disputing the basis of the suspension and requesting revocation of the suspension. Notwithstanding, CMS continued the payment suspension. River Point Behavioral Health provided additional information to CMS in an effort to obtain relief from the payment suspension but the Medicare suspension remains in effect. In June 2017, AHCA advised that while they were maintaining the suspension for dual eligible and cross-over Medicare beneficiaries, the Medicaid payment suspension was lifted effective June 27, 2017. From inception through March 31, 2020, the aggregate funds withheld from us in connection with the River Point Behavioral Health payment suspension amounted to approximately $8.7 million. We anticipate a resolution of the payment suspension will be part of the overall settlement agreement(s) referenced below to be drafted and finalized.  Although the operating results of River Point Behavioral Health did not have a material impact on our consolidated results of operations during the three-month period ended March 31, 2020 or the year ended December 31, 2019, the payment suspension has had a material adverse effect on the facility’s results of operations and financial condition.

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

We have established a pre-tax reserve in connection with the civil aspects of these matters (“DOJ Reserve”), which includes related fees and costs due to or on behalf of third-parties, which amounted to $134 million at both March 31, 2020 and December 31, 2019.  There was no change to the DOJ Reserve during the first quarter of 2020.

Based upon the terms and provisions included in the drafts of the settlement agreement, and related subsequent discussions, our financial statements for the year ended December 31, 2019 included an unfavorable provision for income taxes of approximately $6 million resulting from the net estimated federal and state income taxes due on the portion of the pre-tax DOJ Reserve that is estimated to be non-deductible for income tax purposes.

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

DOJ investigation of Turning Point Hospital.

During the fourth quarter of 2018, we were notified that the DOJ Civil Division in conjunction with the U.S. Attorney’s Office for the Northern District of Georgia and the Georgia Attorney General’s Office opened an investigation of Turning Point Hospital in Moultrie, GA.  The DOJ Civil Division has advised us that they are primarily investigating transportation and housing financial assistance provided to patients receiving treatment at the facility. The DOJ issued a civil investigative demand to the facility requesting various documents and other information. In September, 2019, we reached a settlement in principle of this matter pending negotiation, finalization and execution of definitive settlement agreements. As of March 31, 2020 and December 31, 2019, our financial statements included an estimated reserve in connection with the potential settlement of this matter, which did not have material impact on our results of operations and financial condition.

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

Shareholder Class Action

In December 2016 a purported shareholder class action lawsuit was filed in U.S. District Court for the Central District of California against UHS and certain UHS officers alleging violations of the federal securities laws. The case was originally filed as Heed v. Universal Health Services, Inc. et. al. (Case No. 2:16-CV-09499-PSG-JC). The court subsequently appointed Teamsters Local 456 Pension Fund and Teamsters Local 456 Annuity Fund to serve as lead plaintiffs.  The case has been transferred to the U.S. District Court for the Eastern District of Pennsylvania and the style of the case has been changed to Teamsters Local 456 Pension Fund, et. al. v. Universal Health Services, Inc. et. al. (Case No. 2:17-CV-02817-LS). In September, 2017, Teamsters Local 456 Pension Fund filed an amended complaint. The amended class action complaint alleges violations of federal securities laws relating to disclosures made in public filings associated with alleged practices and operations at our behavioral health facilities.  Plaintiffs seek monetary damages for shareholders during the defined class period as a result of the decrease in share price following various public disclosures or reports. In December, 2017, we filed a motion to dismiss the amended complaint. In August, 2019, the court granted our motion to dismiss. Plaintiffs subsequently filed a motion with the court seeking leave to file a second amended complaint. In April, 2020, the court denied Plaintiffs’ motion to file a second amended complaint. We deny liability and intend to defend ourselves vigorously. At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

Shareholder Derivative Cases

In March 2017, a shareholder derivative suit was filed by plaintiff David Heed in the Court of Common Pleas of Philadelphia County. A notice of removal to the United States District Court for the Eastern District of Pennsylvania was filed (Case No. 2:17-cv-01476-LS). Plaintiff filed a motion to remand. In December 2017, the Court denied plaintiff’s motion to remand and has retained the case in federal court. In May, June and July 2017, additional shareholder derivative suits were filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in those cases are: Central Laborers’ Pension Fund (Case No. 17-cv-02187-LS); Firemen’s Retirement System of St. Louis (Case No. 17—cv-02317-LS); Waterford Township Police & Fire Retirement System (Case No. 17-cv-02595-LS); and Amalgamated Bank Longview Funds (Case No. 17-cv-03404-LS). The Fireman’s Retirement System case has since been voluntarily dismissed. The federal court has consolidated all of the cases pending in the Eastern District of Pennsylvania and has appointed co-lead plaintiffs and co-lead counsel. Lead Plaintiffs have filed a consolidated, amended complaint. We have filed a motion to dismiss the amended complaint.  In addition, a shareholder derivative case was filed in Chancery Court in Delaware by the Delaware County Employees’ Retirement Fund (Case No. 2017-0475-JTL). In December 2017, the Chancery Court stayed this case pending resolution of other contemporaneous matters. Each of these cases have named certain current and former members of the Board of Directors individually and certain officers of Universal Health Services, Inc. as defendants.  UHS has also been named as a nominal defendant in these cases. The derivative cases make substantially similar allegations and claims as the shareholder class action relating to practices at our behavioral health facilities and board and corporate oversight of these facilities as well as claims relating to the stock trading by the individual defendants and company repurchase of shares during the relevant time period. The cases make claims of breaches of fiduciary duties by the named board members and officers; alleged violations of federal securities laws; and common law causes of action against the individual defendants including unjust enrichment, corporate waste, abuse of control, constructive fraud and gross mismanagement. The cases seek monetary damages allegedly incurred by the company; restitution and disgorgement of profits, benefits and other compensation from the individual defendants and various forms of equitable relief relating to corporate governance matters. In August, 2019, the court granted our motion to dismiss. Plaintiffs subsequently filed a motion with the court seeking leave to file a second amended complaint.  In April, 2020, the court denied Plaintiffs motion to file a second amended complaint. The defendants deny liability and intend to defend these cases vigorously. At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with these matters.

The George Washington University v. Universal Health Services, Inc., et. al.

In December 2019, The George Washington University (“University”) filed a lawsuit in the Superior Court for the District of Columbia against Universal Health Services, Inc. as well as certain subsidiaries and individuals associated with the ownership and management of The George Washington University Hospital (“GW Hospital”) in Washington, D.C. (case No. 2019 CA 008019 B).  The lawsuit claims that UHS failed to provide sufficient financial compensation to the University under the terms of various agreements entered into in 1997 between the University and UHS for the joint venture ownership of GW Hospital.  The lawsuit includes claims for breach of contract, breach of fiduciary duty, and unjust enrichment.  We deny liability and intend to defend this matter vigorously. We have filed a motion to dismiss the complaint. At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

Disproportionate Share Hospital Payment Matter:

In late September, 2015, many hospitals in Pennsylvania, including certain of our behavioral health care hospitals located in the state, received letters from the Pennsylvania Department of Human Services (the “Department”) demanding repayment of allegedly excess Medicaid Disproportionate Share Hospital payments (“DSH”), primarily consisting of managed care payments characterized as DSH payments, for the federal fiscal year (“FFY”) 2011 amounting to approximately $4 million in the aggregate. Since that time, certain of our behavioral health care hospitals in Pennsylvania have received similar requests for repayment for alleged DSH overpayments for FFYs 2012 through 2015. For FFY 2012, the claimed overpayment amounts to approximately $4 million. For FY 2013, FY 2014 and FY 2015 the initial claimed overpayments and attempted recoupment by the Department were approximately $7 million, $8 million and $7 million, respectively. The Department has agreed to a change in methodology which, upon confirmation of the underlying data being accepted by the Department, could reduce the initial claimed overpayments for FY 2013, FY 2014 and FY 2015 by approximately $2 million, $2 million and $3 million, respectively. We filed administrative appeals for all of our facilities contesting the recoupment efforts for FFYs 2011 through 2015 as we believe the Department’s calculation methodology is inaccurate and conflicts with applicable federal and state laws and regulations. The Department has agreed to postpone the recoupment of the state’s share for FY 2011 to 2013 until all hospital appeals are resolved but started recoupment of the federal share. For FY 2014 and FY 2015, the Department has initiated the recoupment of the alleged overpayments. We understand that starting in FFY 2016, the first full fiscal year after the January 1, 2015 effective date of Medicaid expansion in Pennsylvania, the Department will no longer characterize managed care payments received by the hospitals as DSH payments. We can provide no assurance that we will ultimately be successful in our legal and administrative appeals related to the Department’s repayment demands.  If our legal and administrative appeals are unsuccessful, our future consolidated results of operations and financial condition could be adversely impacted by these repayments.

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

Item 1A.   Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2019 includes a listing of risk factors to be considered by investors in our securities. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, except for the addition of the risk factors below.

COVID-19 and other pandemics, epidemics, or public health threats may adversely affect our business, results of operations and financial condition.

We are subject to risks associated with public health threats and epidemics, including the health concerns relating to the COVID-19 pandemic.  The COVID-19 pandemic has adversely impacted and is likely to further adversely impact us, our employees, our patients, our vendors and supply chain partners, and financial institutions, which could have a material adverse effect on our business, results of operations and financial condition.  The extent to which the COVID-19 pandemic and measures taken in response thereto impact our business, results of operations and financial condition will depend on numerous factors and future developments, which are highly uncertain and are difficult to predict; these factors and developments include, but are not limited to:

•	the length of time and severity of the spread of the pandemic;
•	the volume of cancelled or rescheduled elective procedures and the volume of COVID-19 patients treated at our hospitals and other healthcare facilities;
•

the impact of government and administrative regulation, including travel bans and restrictions, shelter-in-place or stay-at-home orders, quarantines, the promotion of social distancing, business shutdowns and limitations on business activity;

•	the impact of school closings and the lower volume of visits to emergency rooms on referrals to our behavioral health facilities;
•

changes in patient volumes at our acute care hospitals and outpatient facilities due to patients’ general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system;

•	the impact of government stimulus legislation on the hospital industry;
•	changes in patient volumes and payer mix caused by deteriorating macroeconomic conditions (including increases in uninsured and underinsured patients as the result of business closings and layoffs);
•

potential disruptions to our clinical staffing and shortages and disruptions related to supplies required for our employees and patients, including equipment, pharmaceuticals and medical supplies, particularly personal protective equipment, or PPE;

•	potential increases to expenses related to staffing, supply chain or other expenditures;
•	the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms;
•

disruptions in the financial markets and the business of financial institutions as the result of the COVID-19 pandemic which could impact our ability to access capital or increase associated borrowing costs; and

•

changes in general economic conditions nationally and regionally in our markets resulting from the COVID-19 pandemic, including increased unemployment and underemployment levels and reduced consumer spending and confidence.

The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change.  We are not able to fully quantify the impact that these factors will have on our future financial results, but expect developments related to the COVID-19 pandemic to materially affect our financial performance in 2020.  Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts on our financial condition and our results of operations as a result of its macroeconomic impact, including any recession that has occurred or may occur in the future, and many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019 may be heightened.

There is a high degree of uncertainty regarding the implementation and impact of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Paycheck Protection Program and Health Care Enhancement Act (“PPPHCE Act”).

The CARES Act, a stimulus package signed into law on March 27, 2020, authorizes $100 billion in funding to hospitals and other healthcare providers to be distributed through the Public Health and Social Services Emergency Fund (the “PHSSEF”).  These funds are not required to be repaid provided the recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using PHSSEF funds to reimburse expenses or losses that other sources are obligated to reimburse.  The U.S. Department of Health and Human Services (the “HHS”) initially distributed $30 billion of this funding based on each provider’s share of total Medicare fee-for-service reimbursement in 2019, but has announced that $50 billion in CARES Act funding (including the $30 billion already distributed) will be allocated proportional to providers’ share of 2018 net patient revenue.  We have received payments from the initial funding of the PHSSEF.  HHS has indicated that distributions of the remaining $50 billion will be targeted primarily to hospitals in COVID-19 high impact areas, to rural providers, and to reimburse providers for COVID-19-related treatment of uninsured patients.  The CARES Act also makes other forms of financial assistance available to healthcare providers, including through Medicare and Medicaid payments adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which makes available accelerated payments of Medicare funds in order to increase cash flow to providers.  We have received accelerated payments under this program.

The PPPHCE Act, a stimulus package signed into law on April 24, 2020, includes additional emergency appropriations for COVID-19 response, including $75 billion to be distributed to eligible providers through the PHSSEF.  Recipients will not be required to repay the government for funds received, provided they comply with terms and conditions, which have not yet been finalized.

There is a high degree of uncertainty surrounding the implementation of the CARES Act and the PPPHCE Act, and the federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact.  There can be no assurance as to the total amount of financial and other types of assistance we will receive under the CARES Act and the PPPHCE Act, and it is difficult to predict the impact of such legislation on our operations or how they will affect operations of our competitors.  Moreover, we are unable to assess the extent to which anticipated negative impacts on us arising from the COVID-19 pandemic will be offset by amounts or benefits received or to be received under the CARES Act and the PPPHCE Act.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On July 25, 2019, our Board of Directors authorized a $1.0 billion increase to our stock repurchase program, which increased the aggregate authorization to $2.7 billion from the previous $1.7 billion authorization approved in various increments since 2014.   Pursuant to this program, which currently has an aggregate available repurchase authorization of $559.6 million, shares of our Class B Common Stock may be repurchased, from time to time as conditions allow, on the open market or in negotiated private transactions.  There is no expiration date for our stock repurchase program.

As mentioned previously herein, as part of our various COVID-19 initiatives, we have suspended our stock repurchase program.

As reflected below, in conjunction with our previously approved stock repurchase programs, during the three-month period ended March 31, 2020, 1,951,899 shares ($196.6 million in the aggregate) were repurchased pursuant to the terms of our stock repurchase program and 23,795 shares were repurchased in connection with income tax withholding obligations resulting from the exercise of stock options and the vesting of restricted stock grants.

During the period of January 1, 2020 through March 31, 2020, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased (a.)	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid for shares purchased as part of publicly announced program (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands)
January, 2020	$-	3,401	1,163	$0.01	—	—	—	—	$756,123
February, 2020	—	124,629	692	$0.01	123,582	$123.62	$15,278	—	$740,845
March, 2020	—	1,847,664	1,388	$0.01	1,828,317	$99.15	$181,282	—	$559,563
Total January through March, 2020	$-	1,975,694	3,243	$0.01	1,951,899	$100.70	$196,560
(a.)	Includes 3,243 of restricted shares that were forfeited by former employees pursuant to the terms of our restricted stock purchase plan during the first quarter of 2020.

Dividends

During the first quarter ended March 31, 2020, we declared and paid dividends of $.20 per share.

Item 6.   Exhibits

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document –the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, has been formatted in Inline XBRL.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: May 8, 2020	/s/ Alan B. Miller
Alan B. Miller, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton, Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)