Form 10-Q
period 2020-06-30
UNIVERSAL HEALTH SERVICES INC
filed 2020-08-10
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of July 31, 2020:

Class A	6,577,100
Class B	77,700,358
Class C	661,688
Class D	18,411

UNIVERSAL HEALTH SERVICES, INC.

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2020. This Report modifies and supersedes documents filed prior to this Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Report.

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

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net revenues	$2,729,754	$2,855,168	$5,559,421	$5,659,559
Operating charges:
Salaries, wages and benefits	1,308,010	1,383,481	2,740,679	2,749,027
Other operating expenses	625,747	672,564	1,315,537	1,317,344
Supplies expense	283,572	305,857	601,399	613,320
Depreciation and amortization	126,208	121,168	250,602	241,208
Lease and rental expense	28,186	26,535	56,479	52,660
	2,371,723	2,509,605	4,964,696	4,973,559
Income from operations	358,031	345,563	594,725	686,000
Interest expense, net	25,473	42,487	61,824	82,127
Other (income) expense, net	(3,100)	(7,732)	6,460	(3,231)
Income before income taxes	335,658	310,808	526,441	607,104
Provision for income taxes	79,154	69,543	125,477	128,441
Net income	256,504	241,265	400,964	478,663
Less: Net income attributable to noncontrolling interests	4,575	2,945	6,998	6,175
Net income attributable to UHS	$251,929	$238,320	$393,966	$472,488

Basic earnings per share attributable to UHS	$2.97	$2.67	$4.60	$5.24
Diluted earnings per share attributable to UHS	$2.95	$2.66	$4.58	$5.23

Weighted average number of common shares - basic	84,632	89,136	85,422	89,956
Add: Other share equivalents	427	99	335	145
Weighted average number of common shares and equivalents - diluted	85,059	89,235	85,757	90,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income	$256,504	$241,265	$400,964	$478,663
Other comprehensive income (loss):
Unrealized derivative gains (losses) on cash flow hedges	-	(1,008)	-	(3,925)
Foreign currency translation adjustment	6,676	5,159	(32,525)	(9,103)
Other comprehensive income (loss) before tax	6,676	4,151	(32,525)	(13,028)
Income tax expense (benefit) related to items of other comprehensive income (loss)	898	1,616	(1,210)	(850)
Total other comprehensive income (loss), net of tax	5,778	2,535	(31,315)	(12,178)
Comprehensive income	262,282	243,800	369,649	466,485
Less: Comprehensive income attributable to noncontrolling interests	4,575	2,945	6,998	6,175
Comprehensive income attributable to UHS	$257,707	$240,855	$362,651	$460,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$539,622	$61,268
Accounts receivable, net	1,438,697	1,560,847
Supplies	167,626	159,889
Other current assets	150,842	133,930
Total current assets	2,296,787	1,915,934

Property and equipment	9,398,890	9,106,377
Less: accumulated depreciation	(4,294,341)	(4,089,679)
	5,104,549	5,016,698
Other assets:
Goodwill	3,836,020	3,869,760
Deferred income taxes	20,241	16,189
Right of use assets-operating leases	335,388	326,518
Deferred charges	6,390	6,373
Other	549,124	516,778
Total Assets	$12,148,499	$11,668,250

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$82,085	$87,550
Accounts payable and other liabilities	1,371,698	1,272,374
Medicare accelerated payments and deferred governmental stimulus grants	477,099	—
Legal reserves	145,227	144,509
Operating lease liabilities	56,629	56,442
Federal and state taxes	126,431	2,515
Total current liabilities	2,259,169	1,563,390

Other noncurrent liabilities	374,616	329,932
Operating lease liabilities noncurrent	279,747	270,076
Long-term debt	3,449,940	3,896,577
Deferred income taxes	19,168	25,071
Redeemable noncontrolling interests	4,287	4,333

Equity:
UHS common stockholders’ equity	5,688,647	5,504,105
Noncontrolling interest	72,925	74,766
Total equity	5,761,572	5,578,871
Total Liabilities and Stockholders’ Equity	$12,148,499	$11,668,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months ended June 30, 2020

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2020	$4,333	$66	$794	$7	$0	$(462,159)	$5,933,504	$31,893	$5,504,105	$74,766	$5,578,871
Common Stock
Issued/(converted)	—	—	3	—	—	—	5,960	—	5,963	—	5,963
Repurchased	—	—	(20)	—	—	—	(200,034)	—	(200,054)	—	(200,054)
Restricted share-based compensation expense	—	—	—	—	—	—	4,749	—	4,749	—	4,749
Dividends paid	—	—	—	—	—	(17,344)	—	—	(17,344)	—	(17,344)
Stock option expense	—	—	—	—	—	—	28,577	—	28,577	—	28,577
Distributions to noncontrolling interests	(500)	—	—	—	—	—	—	—	—	(8,385)	(8,385)
Comprehensive income:
Net income to UHS / noncontrolling interests	454	—	—	—	—	—	393,966	—	393,966	6,544	400,510
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	(31,315)	(31,315)	—	(31,315)
Subtotal - comprehensive income	454	—	—	—	—	—	393,966	(31,315)	362,651	6,544	369,195
Balance, June 30, 2020	$4,287	$66	$777	$7	$0	$(479,503)	$6,166,722	$578	$5,688,647	$72,925	$5,761,572

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, April 1, 2020	$3,953	$66	$776	$7	$0	$(479,503)	$5,897,063	$(5,200)	$5,413,209	$71,834	$5,485,043
Common Stock
Issued/(converted)	—	—	1	—	—	—	2,850	—	2,851	—	2,851
Repurchased	—	—	—	—	—	—	(762)	—	(762)	—	(762)
Restricted share-based compensation expense	—	—	—	—	—	—	2,394	—	2,394	—	2,394
Dividends paid	—	—	—	—	—	—	—	—	—	—	—
Stock option expense	—	—	—	—	—	—	13,248	—	13,248	—	13,248
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,151)	(3,151)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net income to UHS / noncontrolling interests	334	—	—	—	—	—	251,929	—	251,929	4,242	256,171
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	5,778	5,778	—	5,778
Subtotal - comprehensive income	334	—	—	—	—	—	251,929	5,778	257,707	4,242	261,949
Balance, June 30, 2020	$4,287	$66	$777	$7	$0	$(479,503)	$6,166,722	$578	$5,688,647	$72,925	$5,761,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months ended June 30, 2019

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2019	$4,292	$66	$841	$7	$0	$(409,156)	$5,793,262	$4,242	$5,389,262	$76,531	$5,465,793
Common Stock
Issued/(converted)	—	—	6	—	—	—	5,399	—	5,405	—	5,405
Repurchased	—	—	(37)	—	—	—	(478,035)	—	(478,072)	—	(478,072)
Restricted share-based compensation expense	—	—	—	—	—	—	3,659	—	3,659	—	3,659
Dividends paid	—	—	—	—	—	(17,953)	—	—	(17,953)	—	(17,953)
Stock option expense	—	—	—	—	—	—	30,478	—	30,478	—	30,478
Distributions to noncontrolling interests	(500)	—	—	—	—	—	—	—	—	(11,150)	(11,150)
Comprehensive income:
Net income to UHS / noncontrolling interests	194	—	—	—	—	—	472,488	—	472,488	5,981	478,469
Foreign currency translation adjustments	—	—	—	—	—	—	—	(9,181)	(9,181)	—	(9,181)
Unrealized derivative gains on cash flow hedges, net of income tax	—	—	—	—	—	—	—	(2,997)	(2,997)	—	(2,997)
Subtotal - comprehensive income	194	—	—	—	—	—	472,488	(12,178)	460,310	5,981	466,291
Balance, June 30, 2019	$3,986	$66	$810	$7	$0	$(427,109)	$5,827,251	$(7,936)	$5,393,089	$71,362	$5,464,451

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, April 1, 2019	$3,843	$66	$837	$7	$0	$(418,237)	$5,910,213	$(10,471)	$5,482,415	$69,896	$5,552,311
Common Stock
Issued/(converted)	—	—	—	—	—	—	2,679	—	2,679	—	2,679
Repurchased	—	—	(27)	—	—	—	(340,816)	—	(340,843)	—	(340,843)
Restricted share-based compensation expense	—	—	—	—	—	—	2,136	—	2,136	—	2,136
Dividends paid	—	—	—	—	—	(8,872)	—	—	(8,872)	—	(8,872)
Stock option expense	—	—	—	—	—	—	14,719	—	14,719	—	14,719
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,336)	(1,336)
Comprehensive income:
Net income to UHS / noncontrolling interests	143	—	—	—	—	—	238,320	—	238,320	2,802	241,122
Foreign currency translation adjustments	—	—	—	—	—	—	—	3,308	3,308	—	3,308
Unrealized derivative gains on cash flow hedges, net of income tax	—	—	—	—	—	—	—	(773)	(773)	—	(773)
Subtotal - comprehensive income	143	—	—	—	—	—	238,320	2,535	240,855	2,802	243,657
Balance, June 30, 2019	$3,986	$66	$810	$7	$0	$(427,109)	$5,827,251	$(7,936)	$5,393,089	$71,362	$5,464,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Six months ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$400,964	$478,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	250,602	241,208
Loss on sale of assets and businesses	2,161	-
Stock-based compensation expense	33,954	34,676
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	131,294	(101,329)
Accrued interest	(2,191)	948
Accrued and deferred income taxes	116,707	(16,846)
Other working capital accounts	26,361	30,082
Medicare accelerated payments and deferred governmental stimulus grants	477,099	-
Other assets and deferred charges	5,095	(1,333)
Other	(7,659)	(1,209)
Accrued insurance expense, net of commercial premiums paid	81,016	51,819
Payments made in settlement of self-insurance claims	(64,034)	(44,115)
Net cash provided by operating activities	1,451,369	672,564

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(354,610)	(323,920)
Proceeds received from sales of assets and businesses	6,440	-
Acquisition of businesses and property	(968)	-
Inflows from foreign exchange contracts that hedge our net U.K. investment	57,029	4,885
Costs incurred for purchase and implementation of information technology applications	(4,421)	(13,893)
Investment in, and advances to, joint ventures and other	(285)	(11,949)
Net cash used in investing activities	(296,815)	(344,877)

Cash Flows from Financing Activities:
Reduction of long-term debt	(459,332)	(28,617)
Additional borrowings	5,453	177,200
Repurchase of common shares	(200,054)	(494,649)
Dividends paid	(17,344)	(17,953)
Issuance of common stock	5,852	5,271
Profit distributions to noncontrolling interests	(8,885)	(11,650)
Net cash used in financing activities	(674,310)	(370,398)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,639)	(273)

Increase (decrease) in cash, cash equivalents and restricted cash	478,605	(42,984)
Cash, cash equivalents and restricted cash, beginning of period	105,667	199,685
Cash, cash equivalents and restricted cash, end of period	$584,272	$156,701

Supplemental Disclosures of Cash Flow Information:
Interest paid	$61,802	$78,623
Income taxes paid, net of refunds	$14,394	$145,404
Noncash purchases of property and equipment	$80,031	$71,923
Right-of-use assets obtained in exchange for lease obligations	$37,780	$359,329
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended June 30, 2020. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

In March, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the federal government declared COVID-19 a national emergency. Patient volumes at both our acute care and behavioral health care facilities were most significantly reduced in April. Our acute care and behavioral health facilities began experiencing gradual and continued improvement in patient volumes in May and June as various states eased stay-at-home restrictions and acute care hospitals were permitted to resume elective surgeries and procedures.  However, many of our acute care and behavioral health facilities are located in states that began experiencing significant increases in COVID-19 infections in June and continuing through July and into early August.

We believe that the adverse impact that COVID-19 will have on our future operations and financial results will depend upon many factors, most of which are beyond our capability to control or predict. Such factors include, but are not limited to, the scope and duration of stay-at-home policies and business closures and restrictions, government imposed or recommended suspensions of elective surgeries and procedures, continued declines in patient volumes for an indeterminable length of time, increases in the number of uninsured and underinsured patients as a result of higher sustained rates of unemployment, incremental expenses required for supplies and personal protective equipment, and changes in professional and general liability exposure. Because of these and other uncertainties, we cannot estimate the length or severity of the impact of COVID-19 on our business. Decreases in cash flows and results of operations may have an impact on the inputs and assumptions used in significant accounting estimates, including estimated implicit price concessions related to uninsured patient accounts, professional and general liability reserves, and potential impairments of goodwill and long-lived assets.

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At June 30, 2020, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. The advisory agreement was amended and restated effective January 1, 2019. The advisory agreement was renewed by the Trust for 2020 at the same rate as the prior three years, providing for an advisory fee computation at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $1.0 million during each of the three-month periods ended June 30, 2020 and 2019, and approximately $2.0 million during each of the six-month periods ended June 30, 2020 and 2019.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust, which are included in other income, net, on the accompanying consolidated statements of income for each period were approximately $200,000 during each of the three-month periods ended June 30, 2020 and 2019, and approximately $500,000 during each of the six-month periods ended June 30, 2020 and 2019. We received dividends from the Trust amounting to $543,000 and $536,000 during the three month periods ended June 30, 2020 and 2019, respectively, and $1.1 million during each of the six-month periods ended June 30, 2020 and 2019. The carrying value of our investment in the Trust was approximately $5.9 million and $6.4 million at June 30, 2020 and December 31, 2019, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $62.6 million at June 30, 2020 and $92.4 million at December 31, 2019, based on the closing price of the Trust’s stock on the respective dates.

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

Total rent expense under the operating leases on the three hospital facilities with the Trust was approximately $4 million during each of the three months ended June 30, 2020 and 2019, and approximately $8 million for each of the six-month periods ended June 30, 2020 and 2019.  Pursuant to the terms of the three hospital leases with the Trust, we have the option to renew the leases at the lease terms described above and below by providing notice to the Trust at least 90 days prior to the termination of the then current term. We also have the right to purchase the respective leased hospitals at the end of the lease terms or any renewal terms at their appraised fair market value as well as purchase any or all of the three leased hospital properties at the appraised fair market value upon one month’s notice should a change of control of the Trust occur. In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

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

In August, 2015, Marc D. Miller, our President and member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance.  During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO. Also in connection with this GPO agreement, we received shares of restricted stock of Premier which vest ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO.  We have elected to retain a portion of the previously vested shares of Premier, the market value of which is included in other assets on our consolidated balance sheet.  Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier on which the restrictions have lapsed was $64 million as of June 30, 2020 and $70 million as of December 31, 2019.  The $6 million decrease in market value of our vested Premier shares since December 31, 2019 was recorded as an unrealized loss and included in “Other (income) expense, net” on our condensed consolidated statements of income for the six-month period ended June 30, 2020.

A member of our Board of Directors and member of the Executive Committee and Finance Committee is a partner in Norton Rose Fulbright US LLP, a law firm engaged by us for a variety of legal services.  The Board member and his law firm also provide personal legal services to our CEO and he acts as trustee of certain trusts for the benefit of our CEO and his family.

(3) Other Noncurrent liabilities and Redeemable/Noncontrolling Interests

Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves, pension and deferred compensation liabilities, and liabilities incurred in connection with split-dollar life insurance agreements on the lives of our chief executive officer and his wife.

As of June 30, 2020, outside owners held noncontrolling, minority ownership interests of: (i) 20% in an acute care facility located in Washington, D.C.; (ii) approximately 11% in an acute care facility located in Texas; (iii) 20%, 30% and 20% in three behavioral health care facilities located in Pennsylvania, Ohio and Washington, respectively, and; (iv) approximately 5% in an acute care facility located in Nevada.  The noncontrolling interest and redeemable noncontrolling interest balances of $73 million and $4 million, respectively, as of June 30, 2020, consist primarily of the third-party ownership interests in these hospitals.

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

As of June 30, 2020, we had no borrowings outstanding pursuant to our $1 billion revolving credit facility and we had $997 million of available borrowing capacity net of $3 million of outstanding letters of credit.

Pursuant to the terms of the Sixth Amendment, the tranche A term loan, which had $1.925 billion of borrowings outstanding as of June 30, 2020, provides for eight installment payments of $12.5 million per quarter which commenced in March of 2019 and are scheduled to continue through December of 2020.  Thereafter, payments of $25 million per quarter are scheduled, commencing in March of 2021 until maturity in October of 2023, when all outstanding amounts will be due.

The tranche B term loan, which had $493 million of borrowings outstanding as of June 30, 2020, provides for installment payments of $1.25 million per quarter, which commenced on March 31, 2019 and are scheduled to continue until maturity in October of 2025, when all outstanding amounts will be due.

Borrowings under the Senior Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.375% to 0.625% for revolving credit and term loan A borrowings and 0.75% for tranche B borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.375% to 1.625% for revolving credit and term loan A borrowings and 1.75% for the tranche B term loan. As of June 30, 2020, the applicable margins were 0.375% for ABR-based loans and 1.375% for LIBOR-based loans under the revolving credit and term loan A facilities.  The revolving credit facility includes a $125 million sub-limit for letters of credit. The Senior Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Senior Credit Agreement includes a material adverse change clause that must be represented at each draw. The Senior Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We are in compliance with all required covenants as of June 30, 2020 and December 31, 2019.

In late April, 2018, we entered into the sixth amendment to our accounts receivable securitization program (“Securitization”) dated as of October 27, 2010 with a group of conduit lenders, liquidity banks, and PNC Bank, National Association, as administrative agent, which provides for borrowings outstanding from time to time by certain of our subsidiaries in exchange for undivided security interests in their respective accounts receivable. The sixth amendment, among other things, extended the term of the Securitization program through April 26, 2021 and increased the borrowing capacity to $450 million (from $440 million previously). In July, 2020, we entered into the seventh amendment to the Securitization which temporarily waives a minimum borrowing requirement. Pursuant to the terms of our Securitization program, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At June 30, 2020, we had no Securitization borrowings outstanding and, pursuant to the terms and conditions of the program, we had approximately $378 million of available borrowing capacity.

As of June 30, 2020, we had combined aggregate principal of $1.1 billion from the following senior secured notes:

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

At June 30, 2020, the carrying value and fair value of our debt were each approximately $3.5 billion.  At December 31, 2019, the carrying value and fair value of our debt were each approximately $4.0 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

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

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. In connection with these forward exchange contracts, we recorded net cash inflows of $57 million and $5 million during the six-month periods ended June 30, 2020 and 2019, respectively.

During the fourth quarter of 2019, we identified certain cash inflows related to operating activities that were incorrectly classified as cash inflows from foreign currency exchange contracts, as included cash flows from investing activities, on our condensed consolidated statements of cash flows for the quarterly periods in 2019. The cash flows related to our foreign currency exchange contracts were correctly classified on our consolidated statements of cash flows for the year ended December 31, 2019. We determined that these misclassifications were not material to the financial statements of any period during 2019. However, in order to improve the consistency and comparability of the financial statements, we have revised the condensed consolidated statements of cash flows for the six-month period ended June 30, 2019.

Derivatives Hedging Relationships:

The following table presents the effects of our interest rate swap agreements and our foreign currency foreign exchange contracts on our results of operations for the three and six-month periods ended June 30, 2020 and 2019 (in thousands):

	Gain/(Loss) recognized in AOCI
	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Cash Flow Hedge relationships
Interest rate swap agreements (a)	$0	$(1,008)	$0	$(3,925)

Net Investment Hedge relationships
Foreign currency foreign exchange contracts	$2,989	$40,436	$43,535	$45,657
(a)

The amount of gain reclassified out of AOCI into interest expense, net was $0 and $456,000 during the three-month periods ended June 30, 2020 and 2019, respectively, and $0 and $3.4 million during the six-month periods ended June 30, 2020 and 2019, respectively.

No other gains or losses were recognized in income related to derivatives in Subtopic 815-20.

Cash, Cash Equivalents and Restricted Cash:

Cash, cash equivalents, and restricted cash as reported in the condensed consolidated statements of cash flows are presented separately on our condensed consolidated balance sheets as follow (in thousands):

	June 30,		December 31,
	2020		2019
Cash and cash equivalents	$539,622		$61,268
Restricted cash and cash equivalents (a)	44,650		44,399
Total cash, cash equivalents and restricted cash	$584,272	(b)	$105,667

(a) Restricted cash and cash equivalents is included in other assets on the accompanying consolidated balance sheet.
(b) Consists primarily of short-term cash accounts on which interest is being earned at various annual rates ranging from 0.10% to 0.65%.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	June 30, 2020	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$174,200	Cash and cash equivalents	174,200
Term Deposit	100,000	Cash and cash equivalents		100,000
Money market mutual funds	60,870	Other assets	60,870
Certificates of deposit	2,201	Other assets	2,201
Available for sale securities	63,780	Other assets	63,780
Deferred compensation assets	31,292	Other assets	31,292
Foreign currency exchange contracts	2,187	Other current assets		2,187
	$434,530		332,343	102,187	-
Liabilities:
Deferred compensation liability	31,292	Other noncurrent liabilities	31,292
	$31,292		31,292	-	-

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2019	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$60,175	Other assets	60,175
Certificates of deposit	2,200	Other assets	2,200
Available for sale securities	70,478	Other assets	70,478
Deferred compensation assets	35,510	Other assets	35,510
Foreign currency exchange contracts	10,343	Other current assets		10,343
	$178,706		168,363	10,343	-
Liabilities:
Deferred compensation liability	$35,510	Other noncurrent liabilities	35,510
	$35,510		35,510	-	-

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

As of June 30, 2020, the total accrual for our professional and general liability claims was $250 million, of which $42 million was included in current liabilities.  As of December 31, 2019, the total accrual for our professional and general liability claims was $242 million, of which $42 million was included in current liabilities.

As a result of unfavorable trends recently experienced, during the first six months of 2020, we have recorded a $20 million increase to our reserves for self-insured professional and general liability claims, which was recorded during the first quarter. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimates of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Given our significant self-insured exposure for professional and general liability claims, there can be no assurance that a sharp increase in the number and/or severity of claims asserted against us will not have a material adverse effect on our future results of operations. Although we are unable to predict whether or not our future financial statements will require updates to estimates for our prior year reserves for self-insured general and professional and workers’ compensation claims, given the relatively unpredictable nature of the these potential liabilities and the factors impacting these reserves, as discussed above, it is reasonably likely that our future financial results may include material adjustments to prior period reserves.

As of June 30, 2020, the total accrual for our workers’ compensation liability claims was $90 million, of which $40 million was included in current liabilities. As of December 31, 2019, the total accrual for our workers’ compensation liability claims was $81 million, of which $40 million was included in current liabilities.

Property Insurance

We have commercial property insurance policies for our properties covering catastrophic losses, including windstorm damage, up to a $1 billion policy limit, subject to a per occurrence/per location deductible of $2.5 million as of June 1, 2020. Losses resulting from named windstorms are subject to deductibles between 3% and 5% of the total insurable value of the property. In addition, we have commercial property insurance policies covering catastrophic losses resulting from earthquake and flood damage, each subject to aggregated loss limits (as opposed to per occurrence losses). Commercially insured earthquake coverage for our facilities is subject to various deductibles and limitations including: (i) $500 million limitation for our facilities located in Nevada; (ii) $130 million limitation for our facilities located in California; (iii) $100 million limitation for our facilities located in fault zones within the United States; (iv) $40 million limitation for our facilities located in Puerto Rico, and; (v) $250 million limitation for many of our facilities located in other states. Our commercially insured flood coverage has a limit of $100 million annually. There is also a $10 million sublimit for one of our facilities located in Houston, Texas, and a $1 million sublimit for our facilities located in Puerto Rico. Property insurance for our behavioral health facilities located in the U.K. are provided on an all risk basis up to a £1.5 billion policy limit, with coverage caps per location, that includes coverage for real and personal property as well as business interruption losses.

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

Certain legal matters are described below:

Government Investigations - UHS Behavioral Health

As previously announced in July, 2019, Universal Health Services, Inc. (“we”, the “Company”) had reached an agreement in principle with the Department of Justice’s Civil Division, and various states’ attorneys general offices, to resolve the civil aspects of the government’s investigation of our behavioral health care facilities for $127 million subject to requisite approvals and preparation and execution of definitive settlement and related agreements.

On July 6, 2020, and as previously disclosed on Form 8-K as filed on July 10, 2020, pursuant to terms and amounts consistent with the previously announced agreement in principle, definitive settlement agreements (“Settlement Agreements”) were fully executed thereby resolving this matter.

The Company denies the allegations raised in this matter and the settlement does not constitute an admission of facts or liability by the Company or any of its subsidiary behavioral health facilities.

Pursuant to the terms of the settlement agreements, on July 9, 2020, we made net aggregate payments of approximately $117.3 million, before accrued interest and related fees, costs and individual claims due to or on behalf of third-parties, consisting of the following:

•	$88.1 million pursuant to the terms of the agreement with the Department of Justice (“DOJ”) and Office of Inspector General for the United States Department of Health and Human Services (“OIG”);
•	$28.9 million to various individual states that participated in the settlement;
•

$10.0 million in connection with the settlement of the U.S. ex rel Escobar v. Universal Health Services, Inc. et.al. and U.S. et. al. ex rel Correa et. al. v. Universal Health Services, Inc. et. al. matters, False Claims Act cases filed against Universal Health Services, Inc., UHS of Delaware, Inc. and HRI Clinics, Inc. d/b/a Arbour Counseling Services in U.S. District Court for the District of Massachusetts;

•

less approximately $9.7 million of  aggregate funds previously withheld from us in connection with the previously disclosed River Point Behavioral Health payment suspension and a suspension of payments to the Lawrence campus of Arbour Counseling Services associated with the Escobar matter. These previously withheld amounts are credited against the amounts due from us under the Settlement Agreements.  As a condition of the settlement, the payment suspension at River Point will be lifted. The Lawrence campus of Arbour Counseling was previously closed by us.

In addition, we have also reached agreement in principle resolving all claims for attorneys’ fees and costs of the relators, as well as any individual claims of the relators, amounting to approximately $6.0 million in the aggregate, pending finalization and execution of the remaining settlement agreements with the relators.

We also paid accrued interest on the settlement amounts for certain specified periods of approximately two months or less at annual rates of either 2.125% or 1.250% which amounted to approximately $230,000 in the aggregate.

We had previously established a pre-tax reserve in connection with the settlements and matters discussed above, which includes related fees and costs due to or on behalf of third-parties, which amounted to approximately $134 million at both March 31, 2020 and December 31, 2019.  The final aggregate settlement amounts, together with accrued interest and related fees and costs, did not differ materially from the previously established reserves.

Under the settlement agreements, the United States and the participating states agree to release the Company and its behavioral health subsidiaries from any civil or administrative monetary liability arising from the Covered Conduct as specified in the Agreements. Additionally, under the settlement agreement, the United States, participating states and the relators agreed to dismiss the civil actions filed by the relators under the qui tam provisions of the federal False Claims Act, and the OIG agrees, conditioned upon the Company’s full payment of the settlement payment, and in consideration of the Company’s obligations under the Corporate Integrity Agreement (as described below), to release its permissive exclusion rights and refrain from instituting any administrative action seeking to exclude the Company or any Company behavioral health subsidiaries from participating in Medicare, Medicaid or other Federal health care programs as a result of the Covered Conduct. The Settlement Agreements contain other terms and conditions and the foregoing description of the Settlement Agreements are qualified in its entirety by reference to the full text of those agreements, which were attached as Exhibit 10.1 and 10.2 to our Form 8-K as filed on July 10, 2020 and incorporated herein by reference.

In connection with the resolution of this matter, and in exchange for the OIG’s agreement not to exclude the Company and its behavioral health subsidiaries from participating in the federal health care programs, the Company entered into a five-year corporate integrity agreement (the “Corporate Integrity Agreement”) with the OIG. The Corporate Integrity Agreement imposes compliance, monitoring, reporting, certification, oversight, screening and training obligations on the Company and its behavioral health facilities, certain of which have previously been implemented. The Corporate Integrity Agreement contains other terms and conditions and the foregoing description of the Corporate Integrity Agreement is qualified in its entirety by reference to the full text of that agreement, which was attached as Exhibit 10.3 to our Form 8-K as filed on July 10, 2020 and incorporated herein by reference.

DOJ investigation of Turning Point Hospital.

During the fourth quarter of 2018, we were notified that the DOJ Civil Division in conjunction with the U.S. Attorney’s Office for the Northern District of Georgia and the Georgia Attorney General’s Office opened an investigation of Turning Point Hospital in Moultrie, GA. The DOJ Civil Division advised us that they were primarily investigating transportation and housing financial assistance provided to patients receiving treatment at the facility. The DOJ issued a civil investigative demand to the facility requesting various documents and other information. In September, 2019, we reached a settlement in principle of this matter pending negotiation, finalization and execution of definitive settlement agreements. The settlement agreement was finalized and executed in July, 2020. As of June 30, 2020 and December 31, 2019, our financial statements included an estimated reserve in connection with the potential settlement of this matter, which did not have material impact on our results of operations and financial condition.

Litigation:

Shareholder Class Action

In December 2016 a purported shareholder class action lawsuit was filed in U.S. District Court for the Central District of California against UHS and certain UHS officers alleging violations of the federal securities laws. The case was originally filed as Heed v. Universal Health Services, Inc. et. al. (Case No. 2:16-CV-09499-PSG-JC). The court subsequently appointed Teamsters Local 456 Pension Fund and Teamsters Local 456 Annuity Fund to serve as lead plaintiffs.  The case has been transferred to the U.S. District Court for the Eastern District of Pennsylvania and the style of the case has been changed to Teamsters Local 456 Pension Fund, et. al. v. Universal Health Services, Inc. et. al. (Case No. 2:17-CV-02817-LS). In September, 2017, Teamsters Local 456 Pension Fund filed an amended complaint. The amended class action complaint alleges violations of federal securities laws relating to disclosures made in public filings associated with alleged practices and operations at our behavioral health facilities.  Plaintiffs seek monetary damages for shareholders during the defined class period as a result of the decrease in share price following various public disclosures or reports. In December, 2017, we filed a motion to dismiss the amended complaint. In August, 2019, the court granted our motion to dismiss. Plaintiffs subsequently filed a motion with the court seeking leave to file a second amended complaint. In April, 2020, the court denied Plaintiffs’ motion to file a second amended complaint. Plaintiffs have filed an appeal with the 3d Circuit Court of Appeals. We deny liability and intend to defend ourselves vigorously. At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

Shareholder Derivative Cases

In March 2017, a shareholder derivative suit was filed by plaintiff David Heed in the Court of Common Pleas of Philadelphia County. A notice of removal to the United States District Court for the Eastern District of Pennsylvania was filed (Case No. 2:17-cv-01476-

LS). Plaintiff filed a motion to remand. In December 2017, the Court denied plaintiff’s motion to remand and retained the case in federal court. In May, June and July 2017, additional shareholder derivative suits were filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in those cases are: Central Laborers’ Pension Fund (Case No. 17-cv-02187-LS); Firemen’s Retirement System of St. Louis (Case No. 17—cv-02317-LS); Waterford Township Police & Fire Retirement System (Case No. 17-cv-02595-LS); and Amalgamated Bank Longview Funds (Case No. 17-cv-03404-LS). The Fireman’s Retirement System case has since been voluntarily dismissed. The federal court consolidated all of the cases pending in the Eastern District of Pennsylvania and appointed co-lead plaintiffs and co-lead counsel. Lead Plaintiffs filed a consolidated, amended complaint. We filed a motion to dismiss the amended complaint.  In addition, a shareholder derivative case was filed in Chancery Court in Delaware by the Delaware County Employees’ Retirement Fund (Case No. 2017-0475-JTL). In December 2017, the Chancery Court stayed this case pending resolution of other contemporaneous matters. Each of these cases have named certain current and former members of the Board of Directors individually and certain officers of Universal Health Services, Inc. as defendants.  UHS has also been named as a nominal defendant in these cases. The derivative cases make substantially similar allegations and claims as the shareholder class action relating to practices at our behavioral health facilities and board and corporate oversight of these facilities as well as claims relating to the stock trading by the individual defendants and company repurchase of shares during the relevant time period. The cases make claims of breaches of fiduciary duties by the named board members and officers; alleged violations of federal securities laws; and common law causes of action against the individual defendants including unjust enrichment, corporate waste, abuse of control, constructive fraud and gross mismanagement. The cases seek monetary damages allegedly incurred by the company; restitution and disgorgement of profits, benefits and other compensation from the individual defendants and various forms of equitable relief relating to corporate governance matters. In August, 2019, the court granted our motion to dismiss. Plaintiffs subsequently filed a motion with the court seeking leave to file a second amended complaint.  In April, 2020, the court denied Plaintiffs motion to file a second amended complaint. Plaintiffs have filed an appeal with the 3d Circuit Court of Appeals. The defendants deny liability and intend to defend these cases vigorously. At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with these matters.

The George Washington University v. Universal Health Services, Inc., et. al.

In December 2019, The George Washington University (“University”) filed a lawsuit in the Superior Court for the District of Columbia against Universal Health Services, Inc. as well as certain subsidiaries and individuals associated with the ownership and management of The George Washington University Hospital (“GW Hospital”) in Washington, D.C. (case No. 2019 CA 008019 B).  The lawsuit claims that UHS failed to provide sufficient financial compensation to the University under the terms of various agreements entered into in 1997 between the University and UHS for the joint venture ownership of GW Hospital.  The lawsuit includes claims for breach of contract, breach of fiduciary duty, and unjust enrichment.  We deny liability and intend to defend this matter vigorously. We filed a motion to dismiss the complaint. In June, 2020, the Court granted the motion in part dismissing the majority of the claims against UHS. At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

Disproportionate Share Hospital Payment Matter:

In late September, 2015, many hospitals in Pennsylvania, including certain of our behavioral health care hospitals located in the state, received letters from the Pennsylvania Department of Human Services (the “Department”) demanding repayment of allegedly excess Medicaid Disproportionate Share Hospital payments (“DSH”), primarily consisting of managed care payments characterized as DSH payments, for the federal fiscal year (“FFY”) 2011 amounting to approximately $4 million in the aggregate. Since that time, certain of our behavioral health care hospitals in Pennsylvania have received similar requests for repayment for alleged DSH overpayments for FFYs 2012 through 2015. For FFY 2012, the claimed overpayment amounts to approximately $4 million. For FY 2013, FY 2014 and FY 2015 the initial claimed overpayments and attempted recoupment by the Department were approximately $7 million, $8 million and $7 million, respectively. The Department has agreed to a change in methodology which, upon confirmation of the underlying data being accepted by the Department, could reduce the initial claimed overpayments for FY 2013, FY 2014 and FY 2015 to approximately $2 million, $2 million and $3 million, respectively. We filed administrative appeals for all of our facilities contesting the recoupment efforts for FFYs 2011 through 2015 as we believe the Department’s calculation methodology is inaccurate and conflicts with applicable federal and state laws and regulations. The Department has agreed to postpone the recoupment of the state’s share for FY 2011 to 2013 until all hospital appeals are resolved but started recoupment of the federal share. For FY 2014 and FY 2015, the Department has initiated the recoupment of the alleged overpayments. Starting in FFY 2016, the first full fiscal year after the January 1, 2015 effective date of Medicaid expansion in Pennsylvania, the Department no longer characterized managed care payments received by the hospitals as DSH payments. We can provide no assurance that we will ultimately be successful in our legal and administrative appeals related to the Department’s repayment demands.  If our legal and administrative appeals are unsuccessful, our future consolidated results of operations and financial condition could be adversely impacted by these repayments.

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

	Three months ended June 30, 2020
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$6,736,777	$2,285,359	$-	$9,022,136
Gross outpatient revenues	$3,394,680	$216,174	$-	$3,610,854
Total net revenues	$1,467,506	$1,259,123	$3,125	$2,729,754
Income/(loss) before allocation of corporate overhead and income taxes	$182,996	$256,766	$(104,104)	$335,658
Allocation of corporate overhead	$(55,983)	$(42,750)	$98,733	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$127,013	$214,016	$(5,371)	$335,658
Total assets as of June 30, 2020	$4,467,698	$6,819,694	$861,107	$12,148,499

	Six months ended June 30, 2020
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$14,558,249	$4,810,898	$0	$19,369,147
Gross outpatient revenues	$8,076,421	$475,913	$0	$8,552,334
Total net revenues	$2,988,555	$2,565,232	$5,634	$5,559,421
Income/(loss) before allocation of corporate overhead and income taxes	$286,533	$494,449	$(254,541)	$526,441
Allocation of corporate overhead	$(111,956)	$(85,480)	$197,436	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$174,577	$408,969	$(57,105)	$526,441
Total assets as of June 30, 2020	$4,467,698	$6,819,694	$861,107	$12,148,499

	Three months ended June 30, 2019
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$7,051,925	$2,547,626	$0	$9,599,551
Gross outpatient revenues	$4,402,308	$268,693	$0	$4,671,001
Total net revenues	$1,531,709	$1,320,241	$3,218	$2,855,168
Income/(loss) before allocation of corporate overhead and income taxes	$188,157	$265,986	$(143,335)	$310,808
Allocation of corporate overhead	$(57,528)	$(41,638)	$99,166	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$130,629	$224,348	$(44,169)	$310,808
Total assets as of June 30, 2019	$4,413,509	$6,933,825	$405,316	$11,752,650

	Six months ended June 30, 2019
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$14,215,639	$5,031,625	$0	$19,247,264
Gross outpatient revenues	$8,659,922	$535,239	$0	$9,195,161
Total net revenues	$3,046,553	$2,606,624	$6,382	$5,659,559
Income/(loss) before allocation of corporate overhead and income taxes	$380,370	$510,154	$(283,420)	$607,104
Allocation of corporate overhead	$(115,028)	$(83,285)	$198,313	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$265,342	$426,869	$(85,107)	$607,104
Total assets as of June 30, 2019	$4,413,509	$6,933,825	$405,316	$11,752,650
(a)

Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $136 million and $144 million for the three-month periods ended June 30, 2020 and 2019, respectively, and approximately $273 million and $281 million for the six-month periods ended June 30, 2020 and 2019, respectively.  Total assets at our U.K. behavioral health care facilities were approximately $1.192 billion and $1.217 billion as of June 30, 2020 and 2019, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Basic and Diluted:
Net income attributable to UHS	$251,929	$238,320	$393,966	$472,488
Less: Net income attributable to unvested restricted share grants	(824)	(656)	(1,197)	(1,171)
Net income attributable to UHS – basic and diluted	$251,105	$237,664	$392,769	$471,317

Weighted average number of common shares - basic	84,632	89,136	85,422	89,956
Net effect of dilutive stock options and grants based on the treasury stock method	427	99	335	145
Weighted average number of common shares and equivalents - diluted	85,059	89,235	85,757	90,101
Earnings per basic share attributable to UHS:	$2.97	$2.67	$4.60	$5.24
Earnings per diluted share attributable to UHS:	$2.95	$2.66	$4.58	$5.23

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 7.1 million for the three months ended June 30, 2020 and 6.5 million for the six months ended June 30, 2020. The excluded weighted-average stock options totaled 8.5 million for the three months ended June 30, 2019 and 7.8 million for the six months ended June 30, 2019.  All classes of our common stock have the same dividend rights.

The decrease in our basic and diluted weighted number of common shares outstanding for the three and six months ended June 30, 2020, as compared to the comparable prior year three and six months, was due primarily to the impact of shares repurchased by us since January 1, 2019.

Stock-Based Compensation:

During the three-month periods ended June 30, 2020 and 2019, pre-tax compensation cost of $13.2 million and $14.7 million, respectively, was recognized related to outstanding stock options. During the six-month periods ended June 30, 2020 and 2019, pre-tax compensation costs of $28.6 million and $30.5 million, respectively, was recognized related to outstanding stock options.  In addition, during the three-month periods ended June 30, 2020 and 2019, pre-tax compensation cost of approximately $2.4 million and $2.1 million (net of cancellations), respectively, was recognized related to restricted stock. During the six-months periods ended June 30, 2020 and 2019, pre-tax compensation costs of approximately $4.7 million and $3.7 million (net of cancellations), respectively, was recognized related to restricted stock. As of June 30, 2020 there was approximately $128.1 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 2.6 years. There were 2,545,966 stock options granted during the first six months of 2020 with a weighted-average grant date fair value of $14.25 per share.  There were 125,467 shares of restricted shares granted during the first six months of 2020 with a weighted-average grant date fair value of $68.06 per share.

The expense associated with stock-based compensation arrangements is a non-cash charge. In the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $34.0 million and $34.7 million during the six month periods ended June 30, 2020 and 2019, respectively.

(9) Dispositions and acquisitions

Six-month period ended June 30, 2020:

Acquisitions:

During the first six months of 2020, we spent $1 million on the acquisition of businesses and property.

Divestitures:

During the first six months of 2020, we received $6 million from the sale of assets and businesses.

Six-month period ended June 30, 2019:

Acquisitions:

During the first six months of 2019, there were no acquisitions.

Divestitures:

During the first six months of 2019, there were no divestitures.

(10) Dividends

We declared and paid dividends of $17.3 million, or $.20 per share, during the first quarter of 2020.  As part of our various COVID-19 initiatives, we have suspended declaration and payments of quarterly dividends. We declared and paid dividends of $8.9 million, or $.10 per share, during the second quarter of 2019 and declared and paid dividends of $18.0 million during the six-month period ended June 30, 2019 .

(11) Income Taxes

Our effective income tax rates were 23.6% and 22.4% during the three-month periods ended June 30, 2020, and 2019, respectively, and 23.8% and 21.2% during the six-month periods ended June 30, 2020, and 2019, respectively.  The increase in the effective tax rate during the three-month period ended June 30, 2020, as compared to the comparable quarter of 2019, was primarily due to a $4 million increase resulting from a favorable adjustment to the income tax provision related to the effects of a change in state tax law enacted during the second quarter of 2019.  The increase in the effective tax rate during the six-month period ended June 30, 2020, compared with the same period in 2019, was primarily due to a $12 million unfavorable change in the tax benefit from employee share-based payments and a $4 million increase resulting from a favorable adjustment to the income tax provision related to the effects of a change in state tax law enacted during the second quarter of 2019, which increased our provision for income taxes by $1 million during the first six months of 2020 as compared to a $15 million tax benefit during the first six months of 2019.

The global intangible low-taxed income (“GILTI”) provisions from the TCJA-17 require the inclusion of the earnings of certain foreign subsidiaries in excess of an acceptable rate of return on certain assets of the respective subsidiaries in our U.S. tax return for tax years beginning after December 31, 2017.  An accounting policy election was made during 2018 to treat taxes related to GILTI as a period cost when the tax is incurred. We recorded a GILTI tax provision of zero and less than $1 million for the six months ended June 30, 2020 and 2019, respectfully.

As of January 1, 2020, our unrecognized tax benefits were approximately $2 million. The amount, if recognized, that would favorably affect the effective tax rate is approximately $2 million. During the six months ended June 30, 2020, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of June 30, 2020, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for 2016 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months.  It is reasonably possible that the amount of uncertain tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

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

The following table disaggregates our revenue by major source for the three and six month periods ended June 30, 2020 and 2019 (in thousands):

	For the three months ended June 30, 2020
	Acute Care		Behavioral Health		Other	Total
Medicare	$264,310	18%	$106,571	8%		$370,881	14%
Managed Medicare	182,771	12%	59,979	5%		242,750	9%
Medicaid	131,452	9%	154,090	12%		285,542	10%
Managed Medicaid	108,336	7%	280,865	22%		389,201	14%
Managed Care (HMO and PPOs)	432,695	29%	293,124	23%		725,819	27%
UK Revenue	0	0%	136,622	11%		136,622	5%
Other patient revenue and adjustments, net	78,196	5%	121,135	10%		199,331	7%
Other non-patient revenue (a)	269,746	18%	106,737	8%	3,125	379,608	14%
Total Net Revenue	$1,467,506	100%	$1,259,123	100%	$3,125	2,729,754	100%

	For the six months ended June 30, 2020
	Acute Care		Behavioral Health		Other	Total
Medicare	$590,335	20%	$226,188	9%		$816,523	15%
Managed Medicare	404,762	14%	119,217	5%		523,979	9%
Medicaid	259,411	9%	329,108	13%		588,519	11%
Managed Medicaid	231,791	8%	583,422	23%		815,213	15%
Managed Care (HMO and PPOs)	973,432	33%	633,811	25%		1,607,243	29%
UK Revenue	0	0%	273,472	11%		273,472	5%
Other patient revenue and adjustments, net	142,795	5%	244,195	10%		386,990	7%
Other non-patient revenue (a)	386,029	13%	155,819	6%	5,634	547,482	10%
Total Net Revenue	$2,988,555	100%	$2,565,232	100%	$5,634	5,559,421	100%

	For the three months ended June 30, 2019
	Acute Care		Behavioral Health		Other	Total
Medicare	$319,060	21%	$139,248	11%		$458,308	16%
Managed Medicare	211,660	14%	54,152	4%		265,812	9%
Medicaid	138,682	9%	183,563	14%		322,245	11%
Managed Medicaid	145,970	10%	275,252	21%		421,222	15%
Managed Care (HMO and PPOs)	566,165	37%	346,717	26%		912,882	32%
UK Revenue	0	0%	143,800	11%		143,800	5%
Other patient revenue and adjustments, net	36,161	2%	126,903	10%		163,064	6%
Other non-patient revenue	114,011	7%	50,606	4%	3,218	167,835	6%
Total Net Revenue	$1,531,709	100%	$1,320,241	100%	$3,218	2,855,168	100%

	For the six months ended June 30, 2019
	Acute Care		Behavioral Health		Other	Total
Medicare	$654,969	21%	$276,704	11%		$931,673	16%
Managed Medicare	420,763	14%	106,411	4%		527,174	9%
Medicaid	243,192	8%	356,479	14%		599,671	11%
Managed Medicaid	279,701	9%	542,525	21%		822,226	15%
Managed Care (HMO and PPOs)	1,136,548	37%	694,599	27%		1,831,147	32%
UK Revenue	0	0%	280,502	11%		280,502	5%
Other patient revenue and adjustments, net	88,044	3%	250,381	10%		338,425	6%
Other non-patient revenue	223,336	7%	99,023	4%	6,382	328,741	6%
Total Net Revenue	$3,046,553	100%	$2,606,624	100%	$6,382	5,659,559	100%

(a) Includes $157 million in Acute Care and $61 million in Behavioral Health of governmental stimulus program revenues in each of the three and six-months periods ended June 30, 2020.

(13) Lease Accounting

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

Supplemental cash flow information related to leases for the six month periods ended June 30, 2020 and 2019 are as follows (in thousands):

	Six months ended June 30,
	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$56,102	$52,036
Operating cash flows from finance leases	$966	$1,108
Financing cash flows from finance leases	$1,267	$907

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$37,780	$359,329

Included in the $359 million of right-of-use assets obtained in exchange for operating lease obligations is $8.9 million new operating leases entered into during the six month period ended June 30, 2019.

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

As of June 30, 2020, we owned and/or operated 356 inpatient facilities and 41 outpatient and other facilities including the following located in 37 states, Washington, D.C., the United Kingdom and Puerto Rico:

Acute care facilities located in the U.S.:

•	26 inpatient acute care hospitals;
•	14 free-standing emergency departments, and;
•	6 outpatient centers & 1 surgical hospital.

Behavioral health care facilities (330 inpatient facilities and 20 outpatient facilities):

Located in the U.S.:

•	183 inpatient behavioral health care facilities, and;
•	18 outpatient behavioral health care facilities.

Located in the U.K.:

•	144 inpatient behavioral health care facilities, and;
•	2 outpatient behavioral health care facilities.

Located in Puerto Rico:

•	3 inpatient behavioral health care facilities.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 54% during each of the three and six-month periods ended June 30, 2020 and 2019. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 46% of our consolidated net revenues during each of the three and six-month periods ended June 30, 2020 and 2019.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $136 million and $144 million during the three-month periods ended June 30, 2020 and 2019, respectively, and $273 million and $281 million during the six-month periods ended June 30, 2020 and 2019, respectively. Total assets at our U.K. behavioral health care facilities were approximately $1.192 billion as of June 30, 2020 and $1.270 billion as of December 31, 2019.

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

Forward-Looking Statements and Risk Factors

You should carefully review the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. This Quarterly Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.  In evaluating those statements, you should specifically consider various factors, including the risks related to healthcare industry trends and those set forth in Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements and Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, in

Item 1A. Risk Factors and in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements and Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements and Risk Factors as included herein.

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

•

the COVID-19 pandemic has adversely impacted and is likely to further adversely impact us, our employees, our patients, our vendors and supply chain partners, and financial institutions, which could have a material adverse effect on our business, results of operations and financial condition. In an effort to slow the spread of the disease, in March, April and May, most state and local governments mandated general “shelter-in-place” orders or other similar restrictions that require or strongly encourage social distancing and, face coverings, and that have closed or limited non-essential business activities. While some of these restrictions have been eased across the United States and most states have lifted moratoriums on elective surgeries and procedures, some restrictions remain in place, and some state and local governments are re-imposing certain restrictions due to increasing rates of COVID-19 cases.  While such measures are expected to assist in responding to the recent outbreak, self-quarantines, shelter-in-place orders, and suspension of voluntary procedures and surgeries have had and will likely have an adverse impact on the operations and financial position of health care provider systems due to increased costs, actual reduction and potential reduction in overall patient volume, and shifts in payor mix. Even if such actions help reduce the rate of increase in COVID-19 cases in the near term, they may prove to be ineffective in reducing the total number of cases. The extent to which the COVID-19 pandemic and measures taken in response thereto impact our business, results of operations and financial condition will depend on numerous factors and future developments, most of which are beyond our control or ability to predict. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change.  We are not able to fully quantify the impact that these factors will have on our future financial results, but expect developments related to the COVID-19 pandemic to materially affect our financial performance in 2020.  Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts on our financial condition and our results of operations as a result of its macroeconomic impact, including any recession that has occurred or may occur in the future, and many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 may be heightened;

•

the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), a stimulus package signed into law on March 27, 2020, authorizes $100 billion in funding to hospitals and other healthcare providers to be distributed through the Public Health and Social Services Emergency Fund (the “PHSSEF”).  These funds are not required to be repaid provided the recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using PHSSEF funds to reimburse expenses or losses that other sources are obligated to reimburse. However, since the expenses and losses will be ultimately measured over the life of the COVID-19 pandemic, potential retrospective unfavorable adjustments in future periods, of funds recorded as revenues in prior periods, could occur. The U.S. Department of Health and Human Services (“HHS”) initially distributed $30 billion of this funding based on each provider’s share of total Medicare fee-for-service reimbursement in 2019.  Subsequently, HHS distributed $50 billion in CARES Act funding (including the $30 billion already distributed) would be allocated proportional to providers’ share of 2018 net patient revenue. We have received payments from these initial fundings of the PHSSEF as disclosed herein.  HHS has indicated that distributions of the remaining $50 billion will be targeted primarily to hospitals in COVID-19 high impact areas, to rural providers, safety net hospitals and certain Medicaid providers and to reimburse providers for COVID-19-related treatment of uninsured patients. We have received payments from these targeted distributions of the PHSSEF, as disclosed herein. The CARES Act also makes other forms of financial assistance available to healthcare providers, including through Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which makes available accelerated payments of Medicare funds in order to increase cash flow to providers.  On April 26, 2020, CMS announced it was reevaluating and temporarily suspending the Accelerated and Advance Payment Program in light of the availability of the PHSSEF and the significant funds available through other programs.  We have received accelerated payments under this program as disclosed herein. The Paycheck Protection Program and Health Care Enhancement Act (the “PPPHCE Act”), a stimulus package signed into law on April 24, 2020, includes additional emergency appropriations for COVID-19 response, including $75 billion to be distributed to eligible providers through the PHSSEF.  Recipients will not be required to repay the government for funds received, provided they comply with HHS-defined terms and conditions. There is a high degree of uncertainty surrounding the implementation of the CARES Act and the PPPHCE Act, and the federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact.  There can be no assurance as to the total amount of financial and other types of assistance we will receive under the CARES Act and the PPPHCE Act, and it is difficult to predict the impact of such legislation on our operations or how they will affect operations of our competitors.  Moreover, we are unable to assess the extent to which anticipated negative impacts on us arising from the COVID-19 pandemic will be offset by amounts or benefits received or to be received under the CARES Act and the PPPHCE Act;

•	our ability to comply with the existing laws and government regulations, and/or changes in laws and government regulations;
•

an increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. Legislation has already been enacted that has eliminated the penalty for failing to maintain health coverage that was part of the original Patient Protection and Affordable Care Act (the “Legislation”). President Trump has already taken executive actions: (i) requiring all federal agencies with authorities and responsibilities under the Legislation to “exercise all authority and discretion available to them to waiver, defer, grant exemptions from, or delay” parts of the Legislation that place “unwarranted economic and regulatory burdens” on states, individuals or health care providers; (ii) the issuance of a final rule in June, 2018 by the Department of Labor to enable the formation of association health plans that would be exempt from certain Legislation requirements such as the provision of essential health benefits; (iii) the issuance of a final rule in August, 2018 by the Department of Labor, Treasury, and Health and Human Services to expand the availability of short-term, limited duration health insurance, (iv) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level; (v) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans; (vi) the issuance of a final rule in June, 2019 by the Departments of Labor, Treasury, and Health and Human Services that would incentivize the use of health reimbursement arrangements by employers to permit employees to purchase health insurance in the individual market, and; (vii) the issuance of a final rule intended to increase transparency of healthcare price and quality information.  The uncertainty resulting from these Executive Branch policies has led to reduced Exchange enrollment in 2018, 2019 and 2020 and is expected to further worsen the individual and small group market risk pools in future years.  It is also anticipated that these and future policies may create additional cost and reimbursement pressures on hospitals, including ours. In addition, while attempts to repeal the entirety of the Legislation have not been successful to date, a key provision of the Legislation was repealed as part of the Tax Cuts and Jobs Act and on December 14, 2018, a federal U.S. District Court Judge in Texas ruled the entire Legislation is unconstitutional.  That ruling was appealed and on December 18, 2019, the Fifth Circuit Court of Appeals voted 2-1 to strike down the Legislation individual mandate as unconstitutional and sent the case back to the U.S. District Court in Texas to determine which Legislation provisions should be stricken with the mandate or whether the entire law is unconstitutional without the individual mandate. On March 2, 2020, the U.S. Supreme Court agreed to hear, during the 2020-2021 term, two consolidated cases, filed by the State of California and the United States House of Representatives, asking the Supreme Court to review the ruling by the Fifth Circuit Court of Appeals. Oral argument is expected in late 2020, and a ruling is not expected until after the November 2020 election. The Legislation will remain law while the case proceeds through the appeals process; however, the case creates additional uncertainty as to whether any or all of the Legislation could be struck down, which creates operational risk for the health care industry. We are unable to predict the final outcome of this matter which has caused greater uncertainty regarding the future status of the Legislation. If all or any parts of the Legislation are ultimately found to be unconstitutional, it could have a material adverse effect on our business, financial condition and results of operations. See below in Sources of Revenue and Health Care Reform for additional disclosure;

•

possible unfavorable changes in the levels and terms of reimbursement for our charges by third party payers or government based payers, including Medicare or Medicaid in the United States, and government based payers in the United Kingdom;

•

our ability to enter into managed care provider agreements on acceptable terms and the ability of our competitors to do the same, including contracts with United/Sierra Healthcare in Las Vegas, Nevada.  Effective January, 2020, United/Sierra Healthcare in Las Vegas, entered into an agreement with a competitor health system that was previously excluded from their contractual network in the area. As a result, we believe that our 6 acute care hospitals in the Las Vegas, Nevada market, will likely experience a decline in patient volumes.  However, we have entered into an amended agreement with United/Sierra Healthcare related to our hospitals in the Las Vegas market that provide for various rate increases beginning in January, 2020. Although we estimate that the unfavorable impact of the projected declines in patient volumes should be largely offset by the favorable impact of the increased rates, we can provide no assurance that these developments, as well as the effect of COVID-19 on the Las Vegas market, will not have a material adverse impact on our future results of operations;

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts net revenues in future periods. Although the patient’s ultimate eligibility determination may result in adjustments to net revenues, these adjustments did not have a material impact on our results of operations during the three and six-month periods ended June 30, 2020 or 2019 since our facilities make estimates at each financial reporting period to adjust revenue based on historical collections.  Under ASC 605, these estimates were reported in the provision for doubtful accounts.

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

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three and six-month periods ended June 30, 2020 and 2019:

Uncompensated care:

Amounts in millions	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2020	%	2019	%	2020	%	2019	%
Charity care	$161	30%	$140	26%	$363	31%	$286	28%
Uninsured discounts	379	70%	405	74%	811	69%	733	72%
Total uncompensated care	$540	100%	$545	100%	$1,174	100%	$1,019	100%

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Amounts in millions	2020	2019	2020	2019
Estimated cost of providing charity care	$20	$16	$43	$33
Estimated cost of providing uninsured discounts related care	47	46	95	83
Estimated cost of providing uncompensated care	$67	$62	$138	$116

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

The total accrual for our professional and general liability claims and workers’ compensation claims was $340 million as of June 30, 2020, of which $82 million is included in current liabilities. The total accrual for our professional and general liability claims and workers’ compensation claims was $323 million as of December 31, 2019, of which $82 million is included in current liabilities.

Recent Accounting Standards: For a summary of accounting standards, please see Note 14 to the Consolidated Financial Statements, as included herein.

Results of Operations

COVID-19

The impact of the COVID-19 pandemic, which began during the second half of March, 2020, has had a material unfavorable effect on our operations and financial results since that time.  Patient volumes at both our acute care and behavioral health care facilities were most significantly reduced in April. Our acute care and behavioral health facilities began experiencing gradual and continued improvement in patient volumes in May and June as various states eased stay-at-home restrictions and acute care hospitals were permitted to resume elective surgeries and procedures.  However, many of our acute care and behavioral health facilities are located in states that began experiencing significant increases in COVID-19 infections in June, July and early August. We believe that the adverse impact that COVID-19 will have on our future operations and financial results will depend upon many factors, most of which are beyond our capability to control or predict.

Our primary focus as the effects of COVID-19 began to impact our facilities was the health and safety of our patients, employees and physicians. We implemented various measures to provide the safest possible environment within our facilities during this pandemic and will continue to do so.

In addition, we recognized the significant financial stress created by the significant decline in patient volumes that began in mid-March, 2020, at our acute care and behavioral health facilities, and as a result, we implemented numerous financial-related measures at that time including the following:

•	Effected initiatives to increase labor productivity and reductions to certain other costs.
•	Reduced spend rate and magnitude of certain previously planned capital projects and expenditures.
•	Suspended our stock repurchase program and payment of quarterly dividends.

As of June 30, 2020, we have received approximately $320 million of funds from various governmental stimulus programs, most notably the PHSSEF as provided by the CARES Act.  Included in our consolidated statements of income for the three and six-month periods ended June 30, 2020 is approximately $218 million of net revenues recorded in connection with these stimulus programs. Approximately $157 million of those revenues were attributable to our acute care facilities; and $61 million were attributable to our behavioral health facilities. During July, 2020, we received additional CARES Act funds totaling approximately $69 million related primarily to COVID-19 high impact areas and safety net hospitals.

In addition, during the second quarter of 2020, we received approximately $375 million of Medicare accelerated payments, which had no impact on our earnings during the three and six-month periods ended June 30, 2020.  Although we can provide no assurance that we will ultimately receive additional accelerated Medicare payments, we believe we are entitled to additional funds comparable to the amount received thus far should the Centers for Medicare and Medicaid Services resume the Medicare accelerated funding program which was suspended on April 26, 2020 for reevaluation.

Please see Sources of Revenue- 2019 Novel Coronavirus Disease Medicare and Medicaid Payment Related Legislation below for additional disclosure.

Financial results for the three-month periods ended June 30, 2020 and 2019:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended June 30, 2020 and 2019 (dollar amounts in thousands):

	Three months ended June 30, 2020		Three months ended June 30, 2019
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$2,729,754	100.0%	$2,855,168	100.0%
Operating charges:
Salaries, wages and benefits	1,308,010	47.9%	1,383,481	48.5%
Other operating expenses	625,747	22.9%	672,564	23.6%
Supplies expense	283,572	10.4%	305,857	10.7%
Depreciation and amortization	126,208	4.6%	121,168	4.2%
Lease and rental expense	28,186	1.0%	26,535	0.9%
Subtotal-operating expenses	2,371,723	86.9%	2,509,605	87.9%
Income from operations	358,031	13.1%	345,563	12.1%
Interest expense, net	25,473	0.9%	42,487	1.5%
Other (income) expense, net	(3,100)	(0.1)%	(7,732)	(0.3)%
Income before income taxes	335,658	12.3%	310,808	10.9%
Provision for income taxes	79,154	2.9%	69,543	2.4%
Net income	256,504	9.4%	241,265	8.5%
Less: Income attributable to noncontrolling interests	4,575	0.2%	2,945	0.1%
Net income attributable to UHS	$251,929	9.2%	$238,320	8.3%

Net revenues decreased 4.4%, or $125 million, to $2.73 billion during the three-month period ended June 30, 2020 as compared to $2.86 billion during the second quarter of 2019. The net decrease was primarily attributable to: (i) a $101 million or 3.6% decrease in net revenues generated from our acute care hospital services and behavioral health services operated during both periods (which we refer to as “same facility”), and; (ii) $24 million of other combined net decreases, including a $14 million reduction in provider tax assessments which had no impact on net income attributable to UHS as reflected above since the amounts offset between net revenues and other operating expenses.

Included in our net revenues during the three-month period ended June 30, 2020 was approximately $218 million of net revenues recorded in connection with various governmental stimulus programs, most notably the CARES, Act. Approximately $157 million of the revenues were attributable to our acute care facilities; and $61 million were attributable to our behavioral health facilities.

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $25 million to $336 million during the three-month period ended June 30, 2020 as compared to $311 million during the comparable quarter of 2019. The $25 million net increase was due to:

•	a decrease of $5 million at our acute care facilities, as discussed below in Acute Care Hospital Services;
•	a decrease of $9 million at our behavioral health care facilities, as discussed below in Behavioral Health Services;
•	an increase of $17 million due to a decrease in interest expense due primarily to lower average outstanding borrowings and a decrease in the average cost of borrowings;
•

an increase of $11 million due to an increase recorded during the second quarter of 2019 to the reserve previously established in connection with the civil aspects of the government’s investigation of certain of our behavioral health care facilities (as previously disclosed, settlement agreements were finalized in early July, 2020 thereby resolving this matter);

•	$11 million of other combined net increases.

Net income attributable to UHS increased $14 million to $252 million during the three-month period ended June 30, 2020 as compared to $238 million during the comparable prior year quarter. This increase was attributable to:

•	a $25 million increase in income before income taxes, as discussed above;
•	a decrease of $2 million due to an increase in income attributable to noncontrolling interests, and;
•

a decrease of $10 million resulting from an increase in the provision for income taxes due primarily to: (i) the income tax provision recorded in connection with the $25 million increase in pre-tax income, and; (ii) a $4 million favorable adjustment recorded during the second quarter of 2019 related to a change in state tax law.

Financial results for the six-month periods ended June 30, 2020 and 2019:

The following table summarizes our results of operations and is used in the discussion below for the six-month periods ended June 30, 2020 and 2019 (dollar amounts in thousands):

	Six months ended June 30, 2020		Six months ended June 30, 2019
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$5,559,421	100.0%	$5,659,559	100.0%
Operating charges:
Salaries, wages and benefits	2,740,679	49.3%	2,749,027	48.6%
Other operating expenses	1,315,537	23.7%	1,317,344	23.3%
Supplies expense	601,399	10.8%	613,320	10.8%
Depreciation and amortization	250,602	4.5%	241,208	4.3%
Lease and rental expense	56,479	1.0%	52,660	0.9%
Subtotal-operating expenses	4,964,696	89.3%	4,973,559	87.9%
Income from operations	594,725	10.7%	686,000	12.1%
Interest expense, net	61,824	1.1%	82,127	1.5%
Other (income) expense, net	6,460	0.1%	(3,231)	(0.1)%
Income before income taxes	526,441	9.5%	607,104	10.7%
Provision for income taxes	125,477	2.3%	128,441	2.3%
Net income	400,964	7.2%	478,663	8.5%
Less: Income attributable to noncontrolling interests	6,998	0.1%	6,175	0.1%
Net income attributable to UHS	$393,966	7.1%	$472,488	8.3%

Net revenues decreased 1.8%, or $100 million, to $5.56 billion during the six-month period ended June 30, 2020 as compared to $5.66 billion during the first six months of 2019. The net decrease was primarily attributable to: (i) a $69 million or 1.2% decrease in net revenues generated from our acute care hospital services and behavioral health services operated during both periods, on a same facility basis, and; (ii) $31 million of other combined net decreases, including a $13 million reduction in provider tax assessments which had no impact on net income attributable to UHS as reflected above since the amounts offset between net revenues and other operating expenses.  As discussed above, included in our net revenues during the six-month period ended June 30, 2020 was approximately $218 million of net revenues recorded in connection with various governmental stimulus programs, most notably the CARES, Act.

Income before income taxes (before deduction for income attributable to noncontrolling interests) decreased $81 million to $526 million during the six-month period ended June 30, 2020 as compared to $607 million during the first six months of 2019. The $81 million net decrease was due to:

•	a decrease of $94 million at our acute care facilities, as discussed below in Acute Care Hospital Services;
•	a decrease of $16 million at our behavioral health care facilities, as discussed below in Behavioral Health Services;
•	an increase of $20 million due to a decrease in interest expense due primarily to lower average outstanding borrowings and a decrease in the average cost of borrowings;
•

an increase of $11 million due to an increase recorded during the first six months of 2019 to the reserve previously established in connection with the civil aspects of the government’s investigation of certain of our behavioral health care facilities (as previously disclosed, settlement agreements were finalized in early July, 2020 thereby resolving this matter), and;

•	$2 million of other combined net decreases.

Net income attributable to UHS decreased $79 million to $394 million during the six-month period ended June 30, 2020 as compared to $472 million during the comparable prior year period. This decrease was attributable to:

•	an $81 million decrease in income before income taxes, as discussed above;
•	a decrease of $1 million due to an increase in income attributable to noncontrolling interests, and;
•

an increase of $3 million resulting from a decrease in the provision for income taxes due primarily to: (i) a decrease in the provision for income taxes resulting from the income tax benefit recorded in connection with the $82 million decrease in pre-tax income; (ii) an increase in the provision for income taxes of $11 million resulting from an unfavorable change resulting from the adoption of ASU 2016-09, which increased our provision for income taxes by $1 million during the first six months of 2020 and decreased our provision for income taxes by $10 million during the first six months of 2019, and; (iii) an increase in the provision for income taxes of $4 million favorable adjustment recorded during the first six months of 2019 related to a change in state tax law.

Increase to self-insured professional and general liability reserves:

Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimates of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. As a result of unfavorable trends recently experienced, during the first six months of 2020 (recorded during the first quarter of 2020), we recorded a $20 million increase to our reserves for self-insured professional and general liability claims.  Approximately $15 million of the increase to our reserves for self-insured professional and general liability claims is included in our same facility basis acute care hospitals services’ results, as reflected below, and approximately $5 million is included in our behavioral health services’ results.

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

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussion below for the three and six-month periods ended June 30, 2020 and 2019 (dollar amounts in thousands):

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,446,099	100.0%	$1,499,054	100.0%	$2,943,222	100.0%	$2,990,405	100.0%
Operating charges:
Salaries, wages and benefits	589,677	40.8%	624,035	41.6%	1,248,606	42.4%	1,243,352	41.6%
Other operating expenses	344,384	23.8%	340,414	22.7%	719,915	24.5%	673,152	22.5%
Supplies expense	233,419	16.1%	255,703	17.1%	497,949	16.9%	513,847	17.2%
Depreciation and amortization	78,440	5.4%	75,810	5.1%	156,368	5.3%	150,171	5.0%
Lease and rental expense	16,563	1.1%	14,736	1.0%	32,583	1.1%	29,035	1.0%
Subtotal-operating expenses	1,262,483	87.3%	1,310,698	87.4%	2,655,421	90.2%	2,609,557	87.3%
Income from operations	183,616	12.7%	188,356	12.6%	287,801	9.8%	380,848	12.7%
Interest expense, net	516	0.0%	244	0.0%	1,134	0.0%	523	0.0%
Other (income) expense, net	-	—	(45)	(0.0)%	0	—	(45)	(0.0)%
Income before income taxes	$183,100	12.7%	$188,157	12.6%	$286,667	9.7%	$380,370	12.7%

Three-month periods ended June 30, 2020 and 2019:

During the three-month period ended June 30, 2020, as compared to the comparable prior year quarter, net revenues from our acute care hospital services, on a same facility basis, decreased $53 million or 3.5%. Income before income taxes (and before income attributable to noncontrolling interests) decreased $5 million, or 3%, amounting to $183 million or 12.7% of net revenues during the second quarter of 2020 as compared to $188 million or 12.6% of net revenues during the second quarter of 2019.

Included in our acute care hospital services’ revenues during the second quarter of 2020 was approximately $157 million of net revenues recorded in connection with funds received from various governmental stimulus programs, most notably the CARES Act. Excluding these governmental stimulus program revenues from the second quarter of 2020, net revenues from our acute care hospital services, on a same facility basis, decreased $210 million or 14.0% during the second quarter of 2020, as compared to the comparable quarter of 2019.

During the three-month period ended June 30, 2020, excluding the impact of the $157 million of governmental stimulus program revenues recorded during the second quarter of 2020, net revenue per adjusted admission increased 12.7% while net revenue per adjusted patient day increased 3.5%, as compared to the comparable quarter of 2019. During the three-month period ended June 30, 2020, as compared to the comparable prior year quarter, inpatient admissions to our acute care hospitals decreased 18.6% and adjusted admissions (adjusted for outpatient activity) decreased 24.8%. Patient days at these facilities decreased 11.3% and adjusted patient days decreased 18.1% during the three-month period ended June 30, 2020 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.9 days and 4.5 days during the three-month periods ended June 30, 2020 and 2019, respectively. The occupancy rate, based on the average available beds at these facilities, was 56% and 64% during the three-month periods ended June 30, 2020 and 2019, respectively.

Six-month periods ended June 30, 2020 and 2019:

During the six-month period ended June 30, 2020, as compared to the comparable prior year period, net revenues from our acute care hospital services, on a same facility basis, decreased $47 million or 1.6%. Income before income taxes (and before income attributable to noncontrolling interests) decreased $94 million, or 25%, amounting to $287 million or 9.7% of net revenues during the first six months of 2020 as compared to $380 million or 12.7% of net revenues during the first six months of 2019. As mentioned above, approximately $15 million of the $20 million increase to our reserves for self-insured professional and general liability claims, as recorded during the first six months of 2020 (recorded during the first quarter of 2020), is included in our same facility basis acute care hospitals services’ results.

As mentioned above, included in our acute care hospital services’ revenues during the first six months of 2020 was approximately $157 million of net revenues recorded in connection with funds received from various governmental stimulus programs. Excluding these governmental stimulus program revenues from the first six months of 2020, net revenues from our acute care hospital services, on a same facility basis, decreased $204 million or 6.8% during the first six months of 2020, as compared to the comparable period of 2019.

During the six-month period ended June 30, 2020, excluding the impact of the $157 million of governmental stimulus program revenues recorded during the first six months of 2020 (recorded during the second quarter of 2020), net revenue per adjusted admission increased 7.7% while net revenue per adjusted patient day increased 1.3%, as compared to the comparable period of 2019. During the six-month period ended June 30, 2020, as compared to the comparable prior year period, inpatient admissions to our acute care hospitals decreased 11.0% and adjusted admissions decreased 14.4%. Patient days at these facilities decreased 5.5% and adjusted patient days decreased 9.1% during the six-month period ended June 30, 2020 as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 4.8 days and 4.6 days during the six-month periods ended June 30, 2020 and 2019, respectively. The occupancy rate, based on the average available beds at these facilities, was 60% and 65% during the six-month periods ended June 30, 2020 and 2019, respectively.

All Acute Care Hospitals

The following table summarizes the results of operations for all our acute care operations during the three and six-month periods ended June 30, 2020 and 2019. These amounts include: (i) our acute care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including, if applicable, the results of recently acquired/opened ancillary facilities and businesses. Dollar amounts below are reflected in thousands.

	Three months ended June 30, 2020		Three months ended June 30, 2019		Six months ended June 30, 2020		Six months ended June 30, 2019
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,467,506	100.0%	$1,531,709	100.0%	$2,988,555	100.0%	$3,046,553	100.0%
Operating charges:
Salaries, wages and benefits	589,762	40.2%	624,035	40.7%	1,248,721	41.8%	1,243,352	40.8%
Other operating expenses	365,810	24.9%	373,069	24.4%	765,267	25.6%	729,300	23.9%
Supplies expense	233,419	15.9%	255,703	16.7%	497,949	16.7%	513,847	16.9%
Depreciation and amortization	78,440	5.3%	75,810	4.9%	156,368	5.2%	150,171	4.9%
Lease and rental expense	16,563	1.1%	14,736	1.0%	32,583	1.1%	29,035	1.0%
Subtotal-operating expenses	1,283,994	87.5%	1,343,353	87.7%	2,700,888	90.4%	2,665,705	87.5%
Income from operations	183,512	12.5%	188,356	12.3%	287,667	9.6%	380,848	12.5%
Interest expense, net	516	0.0%	244	0.0%	1,134	0.0%	523	0.0%
Other (income) expense, net	-	—	(45)	(0.0)%	-	—	(45)	(0.0)%
Income before income taxes	$182,996	12.5%	$188,157	12.3%	$286,533	9.6%	$380,370	12.5%

Three-month periods ended June 30, 2020 and 2019:

During the three-month period ended June 30, 2020, as compared to the comparable prior year quarter, net revenues from our acute care hospital services decreased $64 million or 4.2% to $1.47 billion as compared to $1.53 billion due to: (i) the $53 million, or 3.5%, decrease same facility revenues, as discussed above, and; (ii) an $11 million reduction in provider tax assessments which had no impact on net income attributable to UHS since the amounts offset between net revenues and other operating expenses.

Income before income taxes decreased $5 million, or 3%, to $183 million or 12.5% of net revenues during the second quarter of 2020 as compared to $188 million or 12.3% of net revenues during the second quarter of 2019. The $5 million decrease in income before income taxes from our acute care hospital services resulted from the decrease in income before income taxes at our hospitals, on a same facility basis, as discussed above.

Six-month periods ended June 30, 2020 and 2019:

During the six-month period ended June 30, 2020, as compared to the comparable prior year period, net revenues from our acute care hospital services decreased $58 million or 1.9% to $2.99 billion as compared to $3.05 billion due to: (i) the $47 million, or 1.6%, decrease same facility revenues, as discussed above, and; (ii) an $11 million reduction in provider tax assessments which had no impact on net income attributable to UHS since the amounts offset between net revenues and other operating expenses.

Income before income taxes decreased $94 million, or 25%, to $287 million or 9.6% of net revenues during the first six months of 2020 as compared to $380 million or 12.5% of net revenues during the comparable period of 2019. The $94 million decrease in income before income taxes from our acute care hospital services resulted from the decrease in income before income taxes at our hospitals, on a same facility basis, as discussed above.

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

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the three and six-month periods ended June 30, 2020 and 2019 (dollar amounts in thousands):

Same Facility—Behavioral Health

	Three months ended June 30, 2020		Three months ended June 30, 2019		Six months ended June 30, 2020		Six months ended June 30, 2019
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,240,631	100.0%	$1,289,115	100.0%	$2,524,631	100.0%	$2,546,024	100.0%
Operating charges:
Salaries, wages and benefits	648,385	52.3%	676,003	52.4%	1,340,862	53.1%	1,343,926	52.8%
Other operating expenses	221,709	17.9%	237,490	18.4%	464,918	18.4%	474,762	18.6%
Supplies expense	50,386	4.1%	49,608	3.8%	102,015	4.0%	98,324	3.9%
Depreciation and amortization	43,342	3.5%	40,565	3.1%	86,273	3.4%	81,494	3.2%
Lease and rental expense	10,576	0.9%	10,718	0.8%	21,787	0.9%	21,338	0.8%
Subtotal-operating expenses	974,398	78.5%	1,014,384	78.7%	2,015,855	79.8%	2,019,844	79.3%
Income from operations	266,233	21.5%	274,731	21.3%	508,776	20.2%	526,180	20.7%
Interest expense, net	361	0.0%	369	0.0%	725	0.0%	744	0.0%
Other (income) expense, net	922	0.1%	109	0.0%	1,811	0.1%	784	0.0%
Income before income taxes	$264,950	21.4%	$274,253	21.3%	$506,240	20.1%	$524,652	20.6%

Three-month periods ended June 30, 2020 and 2019:

On a same facility basis during the second quarter of 2020, net revenues generated from our behavioral health services decreased $48 million, or 3.8%, to $1.24 billion, from $1.29 billion generated during the second quarter of 2019. Income before income taxes decreased $9 million, or 3%, to $265 million or 21.4% of net revenues during the three-month period ended June 30, 2020, as compared to $274 million or 21.3% of net revenues during the second quarter of 2019.

Included in behavioral health services’ revenues during the second quarter of 2020 was approximately $61 million of net revenues recorded in connection with funds received from various governmental stimulus programs, most notably the CARES Act. Excluding these governmental stimulus program revenues from the second quarter of 2020, net revenues from our behavioral health services, on a same facility basis, decreased $109 million or 8.5% during the second quarter of 2020, as compared to the comparable quarter of 2019.

During the three-month period ended June 30, 2020, excluding the impact of the $61 million of governmental stimulus program revenues recorded during the second quarter of 2020, net revenue per adjusted admission increased 8.1% and net revenue per adjusted patient day increased 2.0%, as compared to the comparable quarter of 2019. On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities decreased 14.8% and 15.4%, respectively, during the three-month period ended June 30, 2020 as compared to the comparable quarter of 2019. Patient days and adjusted patient days at these facilities decreased 9.7% and 10.4% during the three-month period ended June 30, 2020, respectively, as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 14.2 days and 13.5 days during the three-month periods ended June 30, 2020 and 2019, respectively. The occupancy rate, based on the average available beds at these facilities, was 69% and 77% during the three-month periods ended June 30, 2020 and 2019, respectively.

Six-month periods ended June 30, 2020 and 2019:

On a same facility basis during the first six months of 2020, net revenues generated from our behavioral health services decreased $21 million, or 0.8%, to $2.52 billion, from $2.55 billion generated during the first six months of 2019. Income before income taxes decreased $18 million, or 4%, to $506 million or 20.1% of net revenues during the six-month period ended June 30, 2020, as compared to $525 million or 20.6% of net revenues during the first six months of 2019. As mentioned above, approximately $5 million of the $20 million increase to our reserves for self-insured professional and general liability claims, as recorded during the first quarter of 2020, is included in our same facility basis behavioral health services’ results.

As mentioned above, included in behavioral health services’ revenues during the second quarter of 2020 was approximately $61 million of net revenues recorded in connection with funds received from various governmental stimulus programs. Excluding these governmental stimulus program revenues from the first six months of 2020, net revenues from our behavioral health services, on a same facility basis, decreased $82 million or 3.2% during the first six months of 2020, as compared to the comparable period of 2019.

During the six-month period ended June 30, 2020, excluding the impact of the $61 million of governmental stimulus program revenues recorded during the second quarter of 2020, net revenue per adjusted admission increased 5.9% and net revenue per adjusted patient day increased 2.8%, as compared to the comparable period of 2019. On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities decreased 8.1% and 8.6%, respectively, during the six-month period ended June 30, 2020 as compared to the comparable period of 2019. Patient days and adjusted patient days at these facilities decreased 5.3% and 5.9% during the six-month period ended June 30, 2020, respectively, as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 13.7 days and 13.3 days during the six-month periods ended June 30, 2020 and 2019, respectively. The occupancy rate, based on the average available beds at these facilities, was 72% and 77% during the six-month periods ended June 30, 2020 and 2019, respectively.

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care services during the three and six-month periods ended June 30, 2020 and 2019. These amounts include: (i) our behavioral health care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the results of facilities acquired or opened during the past year (if applicable) as well as the results of certain facilities that were closed or restructured during the past year. Dollar amounts below are reflected in thousands.

	Three months ended June 30, 2020		Three months ended June 30, 2019		Six months ended June 30, 2020		Six months ended June 30, 2019
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,259,123	100.0%	$1,320,241	100.0%	$2,565,232	100.0%	$2,606,624	100.0%
Operating charges:
Salaries, wages and benefits	649,376	51.6%	683,948	51.8%	1,342,648	52.3%	1,359,647	52.2%
Other operating expenses	245,045	19.5%	265,785	20.1%	511,227	19.9%	527,922	20.3%
Supplies expense	50,363	4.0%	49,986	3.8%	102,002	4.0%	99,117	3.8%
Depreciation and amortization	45,038	3.6%	42,339	3.2%	88,927	3.5%	84,891	3.3%
Lease and rental expense	11,259	0.9%	11,719	0.9%	23,417	0.9%	23,363	0.9%
Subtotal-operating expenses	1,001,081	79.5%	1,053,777	79.8%	2,068,221	80.6%	2,094,940	80.4%
Income from operations	258,042	20.5%	266,464	20.2%	497,011	19.4%	511,684	19.6%
Interest expense, net	354	0.0%	369	0.0%	751	0.0%	744	0.0%
Other (income) expense, net	922	0.1%	109	0.0%	1,811	0.1%	786	0.0%
Income before income taxes	$256,766	20.4%	$265,986	20.1%	$494,449	19.3%	$510,154	19.6%

Three-month periods ended June 30, 2020 and 2019:

During the three-month period ended June 30, 2020, as compared to the comparable prior year quarter, net revenues generated from our behavioral health services decreased $61 million or 4.6% due to: (i) the above-mentioned $48 million or 3.8% decrease in net revenues on a same facility basis, and; (ii) $13 million other combined net decreases.

Income before income taxes decreased $9 million, or 4%, to $257 million or 20.4% of net revenues during the second quarter of 2020 as compared to $266 million or 20.1% of net revenues during the second quarter of 2019. The decrease in income before income taxes at our behavioral health facilities was attributable to the above-mentioned decrease in income before income taxes experienced at our behavioral health facilities on a same facility basis, as discussed above.

Six-month periods ended June 30, 2020 and 2019:

During the six-month period ended June 30, 2020, as compared to the comparable prior year period, net revenues generated from our behavioral health services decreased $41 million or 1.6% due to: (i) the above-mentioned $21 million or 0.8% decrease in net revenues on a same facility basis, and; (ii) $20 million other combined net decreases.

Income before income taxes decreased $16 million, or 3%, to $494 million or 19.3% of net revenues during the first six months of 2020 as compared to $510 million or 19.6% of net revenues during the first six months of 2019. The decrease in income before income taxes at our behavioral health facilities was attributable to:

•	a $18 million decrease at our behavioral health facilities on a same facility basis, as discussed above, partially offset by;
•	$2 million of other combined net increases.

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

On December 14, 2018, a Texas Federal District Court deemed the Legislation to be unconstitutional in its entirety. The Court concluded that the Individual Mandate is no longer permissible under Congress’s taxing power as a result of the Tax Cut and Jobs Act of 2017 (“TCJA”) reducing the individual mandate’s tax to $0 (i.e., it no longer produces revenue, which is an essential feature of a tax), rendering the Legislation unconstitutional.  The court also held that because the individual mandate is “essential” to the Legislation and is inseverable from the rest of the law, the entire Legislation is unconstitutional. Because the court issued a declaratory judgment and did not enjoin the law, the Legislation remains in place pending its appeal.  The District Court for the Northern District of Texas ruling was appealed to the U.S. Court of Appeals for the Fifth Circuit. On December 18, 2019, the Fifth Circuit Court of Appeals’ three-judge panel voted 2-1 to strike down the Legislation individual mandate as unconstitutional. The Fifth Circuit Court also sent the case back to the Texas district court to determine which Legislation provisions should be stricken with the mandate or whether the entire Legislation is unconstitutional. On March 2, 2020, the U.S. Supreme Court agreed to hear, during the 2020-2021 term, two consolidated cases, filed by the State of California and the United States House of Representatives, asking the Supreme Court to review the ruling by the Fifth Circuit Court of Appeals. Oral argument is expected in late 2020, and a ruling is not expected until after the November 2020 election. The Legislation will remain law while the case proceeds through the appeals process; however, the case creates additional uncertainty as to whether any or all of the Legislation could be struck down, which creates operational risk for the health care industry. We are unable to predict the final outcome of this legal challenge and its financial impact on our future results of operation.

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

In May, 2020, CMS published its IPPS 2021 proposed payment rule which provides for a 3.0% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments, and adjustments mandated by the Legislation are considered, without consideration for the required Medicare DSH payments changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments is approximately 2.4%. Including DSH payments and certain other adjustments, we estimate our overall increase from the proposed IPPS 2021 rule (covering the period of October 1, 2020 through September 30, 2021) will approximate 2.3%. This projected impact from the IPPS 2021 proposed rule includes an increase of approximately 0.5% to partially restore cuts made as a result of the American Taxpayer Relief Act of 2012 (“ATRA”), as required by the 21st Century Cures Act but excludes the impact of the sequestration reductions related to the 2011 Act, Bipartisan Budget Act of 2015, and Bipartisan Budget Act of 2018, as discussed below.

In the same rule, CMS is proposing to:

o

Require hospitals to report certain market-based payment rate information on their Medicare cost report for cost reporting periods ending on or after January 1, 2021, to be used in a potential change to the methodology for calculating the IPPS MS-DRG relative weights to reflect relative market-based pricing, beginning in FY 2024.

o

Hospitals would report on the Medicare cost report essentially all of its median payer-specific negotiated charges with all of its third-party payers, including Medicare Advantage (MA) organizations, by MS-DRG.

In August, 2019, CMS published its IPPS 2020 final payment rule which provides for a 3.0% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments, and adjustments mandated by the Legislation are considered, without consideration for the required Medicare DSH payments changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments is approximately 2.8%. Including DSH payments and certain other adjustments, we estimate our overall increase from the final IPPS 2020 rule (covering the period of October 1, 2019 through September 30, 2020) will approximate 2.1%. This projected impact from the IPPS 2020 final rule includes an increase of approximately 0.5% to partially restore cuts made as a result ATRA, as required by the 21st Century Cures Act but excludes the impact of the sequestration reductions related to the 2011 Act, Bipartisan Budget Act of 2015, and Bipartisan Budget Act of 2018, as discussed below. CMS completed its full phase-in to use uncompensated care data from the 2015 Worksheet S-10 hospital cost reports to allocate approximately $8.5 billion in the DSH Uncompensated Care Pool.

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

In August, 2018, CMS published its IPPS 2019 final payment rule which provides for a 2.9% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments ACA-mandated adjustments are considered, without consideration for the decreases related to the required Medicare DSH payment changes and decrease to the Medicare Outlier threshold, the overall increase in IPPS payments is approximately 0.5%. Including the estimated increase to our DSH payments (approximating 2.1%) and certain other adjustments, we estimate our overall increase from the final IPPS 2019 rule (covering the period of October 1, 2018 through September 30, 2019) will approximate 2.7%. This projected impact from the IPPS 2019 final rule includes an increase of approximately 0.5% to partially restore cuts made as a result of the ATRA, as required by the 21st Century Cures Act but excludes the impact of the sequestration reductions related to the 2011 Act, Bipartisan Budget Act of 2015, and Bipartisan Budget Act of 2018, as discussed below.  CMS continued to phase-in the use of uncompensated care data from both the 2014 and 2015 Worksheet S-10 hospital cost reports, two-third weighting as part of the proxy methodology to allocate approximately $8 billion in the DSH Uncompensated Care Pool.

The 2011 Act included the imposition of annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Committee, which was responsible for developing recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year.  The Bipartisan Budget Act of 2015, enacted on November 2, 2015, and the Bipartisan Budget Act of 2019, enacted on August 2, 2019, continued the 2% reductions to Medicare reimbursement imposed under the 2011 Act through 2029. The CARES Act suspended payment reductions between May 1 and December 31, 2020, in exchange for extended cuts through 2030.

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

In July, 2020, CMS published its Psych PPS final rule for the federal fiscal year 2021. Under this final rule, payments to our psychiatric hospitals and units are estimated to increase by 2.2% compared to federal fiscal year 2020. This amount includes the effect of the 2.2% market basket update.

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

In December, 2018, the U.S. District Court for the District of Columbia ruled that HHS did not have statutory authority to implement the 2018 Medicare OPPS rate reduction related to hospitals that qualify for drug discounts under the federal 340B Drug Discount Program and granted a permanent injunction against the payment reduction. In May, 2019, the U.S. District Court for the District of Columbia directed CMS to determine a remedy as well as provide a status report on this remedy by early August, 2019 for this Medicare OPPS payment matter. However, recognizing both the complexity of the OPPS payment system as well as its budget neutral rate setting system, the Court refrained from imposing a remedy.  Instead the Judge in the case called for additional briefing from the Plaintiffs and Defendants on the proper scope and implementation for relief. In the 2020 OPPS final rule, CMS retained the rate reduction in dispute, but indicated their intent to potentially use the results of a future 340B hospital survey to collect drug acquisition cost data for CY 2018 and 2019 when crafting a remedy. In the event this 340B hospital survey data is not used to devise a remedy, CMS also indicated that it intends to consider the public input to inform of the steps they would take to propose a remedy for CY 2018 and 2019 in the CY 2021 rulemaking. However, on July 31, 2020, the U.S. Circuit Court of Appeals for the D.C. Circuit reversed the District Court and held that HHS’s decision to lower drug reimbursement rates for 340B hospitals rests on a reasonable interpretation of the Medicare statute. We are unable to predict the ultimate outcome of any appeal and whether relief may be ordered by the Courts. We estimate that the CMS 2018 change in the 340B payment policy increased our 2018 Medicare OPPS payments by approximately $8 million, which has been fully reserved in our results of operations for the year, and estimate that a comparable amount was scheduled to be earned during 2019 and 2020.

In August, 2020, CMS published its OPPS proposed rule for 2021. The hospital market basket increase is 3.0%. The Medicare statute requires a productivity adjustment reduction of 0.4% to the 2021 OPPS market basket resulting in a 2021 update to OPPS payment rates by 2.6%. When other statutorily required adjustments and hospital patient service mix are considered, we estimate that our overall Medicare OPPS update for 2021 will aggregate to a net increase of 4.6% which includes a 5.0% increase to behavioral health division partial hospitalization rates. When the behavioral health division’s partial hospitalization rate impact is excluded, we estimate that our Medicare 2021 OPPS payments will result in a 4.5% increase in payment levels for our acute care division, as compared to 2020.

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

On November 15, 2019, CMS finalized its Hospital Price Transparency rule that implements certain requirements under the June 24, 2019 Presidential Executive Order related to Improving Price and Quality Transparency in American Healthcare to Put Patients First.  Under this final rule, effective January 1, 2021, CMS will require: (1) hospitals make public their standard changes (both gross charges and payer-specific negotiated charges) for all items and services online in a machine-readable format, and; (2) hospitals to make public standard charge data for a limited set of “shoppable services” the hospital provides in a form and manner that is more consumer friendly. A lawsuit was filed by several hospital associations, health systems, and hospitals in the U.S. District court for the District of Columbia challenging the legal authority of HHS to implement the final rule. In June, 2020, the U.S. District Court issued a decision in favor of the federal government. The Plaintiffs in the case filed a notice of appeal to the Court of Appeals for the D.C. Circuit. We are unable to predict the ultimate outcome of this legal challenge and the type of relief that may be ordered by the courts. The deadline for compliance with the final rule is January 1, 2021. We are unable to determine the impact, if any, this final rule will have on our future results of operations.

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

On December 21, 2017, CMS approved the 1115 Waiver for the period January 1, 2018 to September 30, 2022. The Waiver continued to include UC and DSRIP payment pools with modifications and new state specific reporting deadlines that if not met by THHSC will result in material decreases in the size of the UC and DSRIP pools.  For UC during the initial two years of this renewal, the UC program will remain relatively the same in size and allocation methodology.  For year three of this waiver renewal, FFY 2020, and through FFY 2022, the size and distribution of the UC pool will be determined based on charity care costs reported to HHSC in accordance with Medicare cost report Worksheet S-10 principles.  In September 2019, CMS approved the annual UC pool size in the amount of $3.9 billion for demonstration years (“DYs”) 9, 10 and 11 (October 1, 2019 to September 30, 2022.

Effective April 1, 2018, certain of our acute care hospitals located in Texas began to receive Medicaid managed care rate enhancements under the Uniform Hospital Rate Increase Program (“UHRIP”). The non-federal share component of these UHRIP rate enhancements are financed by Provider Taxes. The Texas 1115 Waiver rules require UHRIP rate enhancements be considered in the Texas UC payment methodology which results in a reduction to our UC payments. The UC amounts reported in the State Medicaid Supplemental Payment Program Table below reflect the impact of this new UHRIP program. In July 2020, THHSC announced CMS approval of an increase to UHRIP pool for the state’s 2021 fiscal year to $2.7 billion from its current funding level of $1.6 billion. We estimate that this UHRIP pool increase will not have a material impact on the Company financial results due to CMS approved pool allocation methodology for the SFY 2021 program.

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

Summary of Amounts Related To The Above-Mentioned Various State Medicaid Supplemental Payment Programs:

The following table summarizes the revenues, Provider Taxes and net benefit related to each of the above-mentioned Medicaid supplemental programs for the three and six month periods ended June 30, 2020 and 2019. The Provider Taxes are recorded in other operating expenses on the Condensed Consolidated Statements of Income as included herein.

	(amounts in millions)
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Texas UC/UPL:
Revenues	$24	$27	$56	$53
Provider Taxes	(3)	(12)	(16)	(22)
Net benefit	$21	$15	$40	$31

Texas DSRIP:
Revenues	$29	$23	$29	$23
Provider Taxes	(9)	(10)	(9)	(10)
Net benefit	$20	$13	$20	$13

Various other state programs:
Revenues	$68	$65	$142	$126
Provider Taxes	(29)	(34)	(62)	(68)
Net benefit	$39	$31	$80	$58

Total all Provider Tax programs:
Revenues	$121	$115	$227	$202
Provider Taxes	(41)	(56)	(87)	(100)
Net benefit	$80	$59	$140	$102

We estimate that our aggregate net benefit from the Texas and various other state Medicaid supplemental payment programs will approximate $248 million (net of Provider Taxes of $191 million) during the year ending December 31, 2020. This estimate is based upon various terms and conditions that are out of our control including, but not limited to, the states’/CMS’s continued approval of the programs and the applicable hospital district or county making IGTs consistent with 2019 levels. Future changes to these terms and conditions could materially reduce our net benefit derived from the programs which could have a material adverse impact on our future consolidated results of operations. In addition, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our future consolidated results of operations. As described below in the 2019 Novel Coronavirus Disease (“COVID-19”) Medicare and Medicaid Payment Related Legislation, a 6.2% increase to the Medicaid Federal Matching Assistance Percentage (“FMAP”) is included in Public Law No: 116-127 (3/18/2020) Families First Coronavirus Response Act. The impact of the enhanced FMAP Medicaid supplemental and DSH payments are reflected in Company results in the quarter ending June 30, 2020. We are unable to estimate the prospective financial impact of this provision at this time as Company financial impact is contingent on unknown state action during future eligible federal fiscal quarters.

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

In connection with these DSH programs, included in our financial results was an aggregate of approximately $16 million and $18 million during the three-month periods ended June 30, 2020 and 2019, respectively, and $25 million and $28 million during the six-month periods ended June 30, 2020 and 2019, respectively.  We expect the aggregate reimbursements to our hospitals pursuant to the Texas and South Carolina 2020 fiscal year programs to be approximately $44 million.

The Legislation and subsequent federal legislation provides for a significant reduction in Medicaid disproportionate share payments beginning in federal fiscal year 2021 (see below in Sources of Revenues and Health Care Reform-Medicaid Revisions for additional disclosure related to the delay of these DSH reductions). HHS is to determine the amount of Medicaid DSH payment cuts imposed on each state based on a defined methodology. As Medicaid DSH payments to states will be cut, consequently, payments to Medicaid-participating providers, including our hospitals in Texas and South Carolina, will be reduced in the coming years. Based on the CMS final rule published in September, 2019, beginning in fiscal year 2021 (as amended by the CARES Act), annual Medicaid DSH payments in South Carolina and Texas could be reduced by approximately 32% and 23%, respectively, from 2020 DSH payment levels.

Our behavioral health care facilities in Texas have been receiving Medicaid DSH payments since FFY 2016. As with all Medicaid DSH payments, hospitals are subject to state audits that typically occur up to three years after their receipt. DSH payments are subject to a federal Hospital Specific Limit (“HSL”) and are not fully known until the DSH audit results are concluded. In general, freestanding psychiatric hospitals tend to provide significantly less charity care than acute care hospitals and therefore are at more risk for retroactive recoupment of prior year DSH payments in excess of their respective HSL. In light of the retroactive HSL audit risk for freestanding psychiatric hospitals, we have established DSH reserves for our facilities that have been receiving funds since FFY 2016. These DSH reserves are also impacted by the resolution of federal DSH litigation related to Children’s Hospital Association of Texas v. Azar (“CHAT”), No. 17-cv-844 (D.D.C. March 2, 2018), appeal docketed, No. 18-5135 (D.C. Cir. May 9, 2018) where the calculation of HSL was being challenged. In August, 2019, DC Circuit Court of Appeals issued a unanimous decision in CHAT and reversed the judgment of the district court in favor of CMS and ordered that CMS’s “2017 Rule” (regarding Medicaid DSH Payments—Treatment of Third Party Payers in Calculating Uncompensated Care Costs) be reinstated. CMS has not issued any additional guidance post the ruling. In April 2020, the plaintiffs in the case have petitioned the Supreme Court of the United States to hear their case. Additionally, there have been separate legal challenges on this same issue in the Fifth and Eight Circuits. On November 4, 2019, the United States Court of Appeals for the Eighth Circuit issued an opinion upholding the 2017 Rule. Missouri Hosp. Ass’n v. Azar, No. 18-1778 (8th Cir. Nov. 4, 2019) (i.e. reversing a district court order enjoining the 2017 rule). On April 20, 2020, the United States Court of Appeals of the Fifth Circuit issued a decision also upholding the 2017 Rule. Baptist Memorial Hospital v. Azar, No. 18-60592 (5th Cir. April 20, 2020).  In light of these court decisions, we continue to maintain reserves in the financial statements for cumulative Medicaid DSH and UC reimbursements related to our behavioral health hospitals located in Texas that amounted to $33 million and $22 million as of June 30, 2020 and 2019, respectively.

Nevada SPA:

In Nevada, CMS approved a state plan amendment (“SPA”) in August, 2014 that implemented a hospital supplemental payment program retroactive to January 1, 2014. This SPA has been approved for additional state fiscal years including the 2020 fiscal year covering the period of July 1, 2019 through June 30, 2020.

In connection with this program, included in our financial results was approximately $7 million during each of the three-month periods ending June 30, 2020 and 2019 and $14 million during each of the six-month periods ended June 30, 2020 and 2019. We estimate that our reimbursements pursuant to this program will approximate $25 million during the year ended December 31, 2020. This 2020 projected amount reflects a March 2020 Board of Trustees for the Fund for Hospital Care For Indigent Persons (“IAF Board”) approval to reduce funding for the non-federal share of the Nevada supplemental payment program for SFY 2021.  Concurrent IAF Board action also approved the elimination of this funding of the non-federal share of the Nevada supplemental payment program for SFY 2022.

California SPA:

In California, CMS issued formal approval of the 2017-19 Hospital Fee Program in December, 2017 retroactive to January 1, 2017 through June 30, 2019. In September, 2019, the state submitted a request to renew the Hospital Fee Program for the period July 1, 2019 to December 31, 2021. On February 25, 2020, CMS approved this renewed program. These approvals include the Medicaid inpatient and outpatient fee-for-service supplemental payments and the overall provider tax structure but did not yet include the approval of the managed care rate setting payment component for certain rate periods (see table below). The managed care payment component consists of two categories of payments, “pass-through” payments and “directed” payments. The pass-through payments are similar in nature to the prior Hospital Fee Program payment method whereas the directed payment method will be based on actual concurrent hospital Medicaid managed care in-network patient volume.

California Hospital Fee Program CMS Approval Status:

Hospital Fee Program Component	CMS Methodology Approval Status	CMS Rate Setting Approval Status
Fee For Service Payment	Approved through December 31, 2021	Approved through December 31, 2021
Managed Care-Pass-Through Payment	Approved through December 31, 2020	Approved through June 30, 2017; Paid in advance of approval through June 30, 2019
Managed Care-Directed Payment	Approved through December 31, 2020	Approved through June 30, 2019; Paid through June 30, 2018

The actual managed care payment rate setting component associated with the renewed program is still under development and subject to CMS approval. The timing of these additional approvals are uncertain. In connection with the existing program, included in our financial results was approximately $7 million and $4 million during the three-month periods ended June 30, 2020 and 2019, respectively, and $14 million and $8 million during the six-month period ending June 30, 2020 and June 30, 2019, respectively. We estimate that our reimbursements pursuant to this program will approximate $29 million during the year ended December 31, 2020. The aggregate impact of the California supplemental payment program, as outlined above, is included in the above State Medicaid Supplemental Payment Program table. On April 28, 2020, the California Department of Health Care Services (“DHCS”) notified hospital providers that participate in the Medicaid managed care directed payment program that DHCS has identified a data error with their directed payment calculation for the period July 1, 2017 to June 30, 2018. DHCS will recalculate the directed payment add-on payment amount and plan to notify providers of their new respective payment amounts likely during the third quarter of 2020. We are unable to determine the impact of this planned DCHS directed payment change.

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

2019 Novel Coronavirus Disease (“COVID-19”) Medicare and Medicaid Payment Related Legislation

In response to the growing threat of the 2019 Novel Coronavirus Disease (“COVID-19”), on March 13, 2020 President Trump declared a national emergency. The President’s declaration empowered the HHS Secretary to waive certain Medicare, Medicaid and Children’s Health Insurance Program (“CHIP”) program requirements and Medicare conditions of participation under Section 1135 of the Social Security Act. Having been granted this authority by HHS, CMS issued a broad range of blanket waivers, which eased certain requirements for impacted providers, including:

•	Waivers and Flexibilities for Hospitals and other Healthcare Facilities including those for physical environment requirements and certain Emergency Medical Treatment & Labor Act provisions
•	Provider Enrollment Flexibilities
•	Flexibility and Relief for State Medicaid Programs including those under section 1135 Waivers
•	Suspension of Certain Enforcement Activities

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
•

The HHS Secretary renewed the public health emergency (“PHE”) effective July 25, 2020 for ninety (90) days.  As a result, states would be eligible for the enhanced FMAP through the first quarter of federal fiscal year 2021 should the PHE not be rescinded by the Secretary before the end of the ninety day period.

•

In response to this legislation, certain state Medicaid supplemental and DSH payment programs such as those in Texas and Mississippi have increased the level of provider payments or reduced the related Provider Tax amount used to fund the non-federal share of these supplemental payments. The favorable impact from these state Medicaid responses are included in the above State Medicaid Supplemental Payment and State Medicaid DSH Program noted amounts.

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

o	This new program will provide grants intended to cover unreimbursed health care related expenses or lost revenues attributable to the public health emergency resulting from the coronavirus.
o	The new program will also reimburse hospitals at Medicare rates for uncompensated COVID-19 care for the uninsured.
o	Grants to eligible recipients will be made in multiple tranches by HHS
•

As of June 30, 2020, we have received approximately $320 million of funds from various governmental stimulus programs, most notably the Public Health and Social Services Emergency Fund as provided by the CARES Act. Our operating results for the six-months ended June 30, 2020 include the recognition of $218 million in PHSSEF grant income pursuant to meeting the applicable the terms and conditions of the various distribution programs as of June 30, 2020.  In addition, during July, 2020, we received additional CARES Act funds totaling approximately $69 million related primarily to COVID-19 high impact areas and safety net hospitals. The HHS terms and conditions for all grant recipients and specific fund distributions are located at https://www.hhs.gov/coronavirus/cares-act-provider-relief-fund/for-providers/index.html

•

HHS expects providers will only use Provider Relief Fund (i.e. “PHSSEF”) payments for as long as they have healthcare related expenses or lost revenue attributable to COVID-19, they are not reimbursed from other sources and other sources were not obligated to reimburse them. As a result, if, at the conclusion of the pandemic, providers have leftover Provider Relief Fund money that they cannot expend on permissible expenses or losses, then they will return this money to HHS.  We are unable to predict if any funds received will ultimately need to be returned to HHS.

•

HHS Distributions from the PHSSEF include General Distributions to eligible healthcare providers and Targeted Distributions that focus on providers in areas particularly impacted by the COVID-19 outbreak, rural providers, providers of services with lower shares of Medicare reimbursement or who predominantly serve the Medicaid population, and providers requesting reimbursement for the treatment of uninsured Americans.

•	Increase of provider funding through immediate Medicare sequester relief.
•	Suspension of the 2% Medicare sequestration offset for Medicare services provided from May 1, 2020 through December 31, 2020.
•	We estimate that this provision will have a favorable impact of $30 million during this period.

•	Medicare add-on for inpatient hospital COVID-19 patients.
•

Increases the payment that would otherwise be made to a hospital for treating a Medicare patient admitted with COVID-19 by twenty percent (20%) for the duration of the COVID-19 public health emergency.

•

As of June 30, 2020, we estimate that additional payments under this provision were approximately $4 million.  These payments offset the increased expenses associated with the treatment of Medicare COVID-19 patients.

•	Expansion of the Medicare Accelerated and Advance Payment Program.

•

As of July 31, 2020, we received approximately $375 million under the Accelerated and Advance Payment Program. A hospital that receives funds under this program is not required to start repayment for 120 days, general acute care hospitals have up to one year and psychiatric hospitals will have up to 210 days to complete repayment without the assessment of interest. As such, we will begin repaying this loan through the recoupment of future Medicare claims in August, 2020, likely through December, 2020, but as late as April, 2021.

•	Coronavirus Relief Fund.
•

Establishes a $150 billion Coronavirus Relief Fund.  The Secretary of Treasury is authorized to make payments for COIVD-19 response efforts to states, tribal governments and local governments with populations of 500,000 or more.  We are unable to predict whether any portion of this this state and local funding will ultimately be paid to our hospitals impacted by COVID-19. Please see COVID-19 State and Local Grant Programs below for additional disclosure.

•	H.R 266 – The Paycheck Protection Program and Health Care Enhancement Act (4/24/2020)
•

Includes an additional $75 billion for the PHSSEF to reimburse hospitals and health care providers for COVID-19 related expenses and lost revenue. The legislation also includes $25 billion for necessary expenses to research, develop, validate, manufacture, purchase, administer and expand capacity for COVID-19 tests.

COVID-19 State and Local Grant Programs

We have pursued available COVID-19 related state and local grant funding opportunities where available. State and local grants received as July 31, 2020 include approximately $5 million from Washington, D.C., and $2 million from Massachusetts. We are unable to predict the aggregate amount of state and local grant opportunities that we will ultimately secure.

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

Other Operating Results

Interest Expense:

As reflected on the schedule below, interest expense was $25 million and $42 million during the three-month periods ended June 30, 2020 and 2019, respectively, and $62 million and $82 million during the six-month periods ended June 30, 2020 and 2019, respectively (amounts in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Revolving credit & demand notes (a.)	$511	$845	$1,227	$1,590
$700 million, 4.75% Senior Notes due 2022, net (b.)	8,071	8,071	16,140	16,140
$400 million, 5.00% Senior Notes due 2026 (c.)	5,000	5,000	10,000	10,000
Term loan facility A (a.)	9,074	19,235	23,439	38,569
Term loan facility B (a.)	2,817	5,322	7,101	10,640
Accounts receivable securitization program (d.)	583	3,459	2,626	6,651
Subtotal-revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	26,056	41,932	60,533	83,590
Interest rate swap income, net	-	(456)	-	(3,400)
Amortization of financing fees	1,278	1,278	2,560	2,556
Other combined interest expense	(566)	613	1,105	1,304
Capitalized interest on major projects	(978)	(831)	(2,027)	(1,605)
Interest income	(317)	(49)	(347)	(318)
Interest expense, net	$25,473	$42,487	$61,824	$82,127

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

As of June 30, 2020, we had: (i) $1.925 billion of borrowings outstanding under the term loan A facility; (ii) $492.5 million of borrowings outstanding under the term loan B facility, and; (iii) no outstanding borrowings under the $1 billion revolving credit facility.

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

(d.)

In April, 2018, we amended our accounts receivable securitization program, which was scheduled to expire in December, 2018.  Pursuant to the amendment, the term has been extended through April 26, 2021, and the borrowing limit has been increased to $450 million from $440 million.  As of June 30, 2020, we had no outstanding borrowings under our accounts receivable securitization program.

Interest expense decreased $17 million during the three-month period ended June 30, 2020, as compared to the comparable period of 2019, due primarily to: (i) a net $16 million decrease in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facilities and accounts receivable securitization program resulting from a decrease in our aggregate average cost of borrowings pursuant to these facilities (2.9% during the three months ended June 30, 2020 as compared to 4.1% in the comparable quarter of 2019), as well as a decrease in the aggregate average outstanding borrowings ($3.58 billion during the three months ended June 30, 2020 as compared to $4.03 billion in the comparable 2019 quarter), and; (ii)) $1 million of other combined decreases in interest expense. The average effective interest rate on these facilities, including amortization of deferred financing costs and original issue discounts and designated interest rate swap expense (for the period ended June 30, 2019) was 3.0% and 4.2% during the three-month periods ended June 30, 2020 and 2019, respectively.

Interest expense decreased $20 million during the six-month period ended June 30, 2020, as compared to the comparable period of 2019, due primarily to: (i) a net $23 million decrease in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facility and accounts receivable securitization program resulting from a decrease in our aggregate average cost of borrowings pursuant to these facilities (3.25% during the six months ended June 30, 2020 as compared to 4.2% in the comparable period of 2019), as well as a decrease in the aggregate average outstanding borrowings ($3.71 billion during the six months ended June 30, 2020 as compared to $4.01 billion in the comparable 2019 quarter), offset by; (ii) $3 million of other net combined increases in interest expense. The average effective interest rate on these facilities, including amortization of deferred financing costs and original issue discounts and designated interest rate swap expense (for the period ended June 30, 2019) was 3.4% and 4.1% during the six-month periods ended June 30, 2020 and 2019, respectively.

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three and six-month periods ended June 30, 2020 and 2019 (dollar amounts in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Provision for income taxes	$79,154	$69,543	$125,477	$128,441
Income before income taxes	335,658	310,808	526,441	607,104
Effective tax rate	23.6%	22.4%	23.8%	21.2%

The provision for income taxes increased $10 million during the three-month period ended June 30, 2020, as compared to the comparable quarter of 2019, due primarily to: (i) the income tax provision recorded in connection with the $23 million increase in pre-tax income, and; (ii) a $4 million favorable adjustment recorded during the second quarter of 2019 related to a change in state tax law.

The provision for income taxes decreased $3 million during the six-month period ended June 30, 2020, as compared to the comparable period of 2019, due primarily to: (i) the income tax benefit recorded in connection with the $80 million decrease in pre-tax income, partially offset by; (ii) a $12 million increase in the provision for income taxes resulting from our adoption of ASU 2016-09, which increased our provision for income taxes by approximately $1 million during the first six months of 2020 as compared to a decrease of approximately $11 million during the first six months of 2019, and; (iii) a $4 million favorable adjustment recorded during the irst six months of 2019 related to a change in state tax law..

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $1.451 billion during the six-month period ended June 30, 2020 and $673 million during the comparable period of 2019. The net increase of $779 million was attributable to the following:

•	a favorable change of $477 million resulting from the Medicare accelerated payments and deferred governmental stimulus grants received during the second quarter of 2020;
•	a favorable change of $233 million in accounts receivable;
•

a favorable change of $134 million in accrued and deferred income taxes due, in part, to COVID-19 related deferrals granted by the Federal government and those of certain states, which deferred income tax payments into the third quarter of 2020, that were originally scheduled to be remitted during the second quarter of 2020;

•

an unfavorable change of $67 million resulting from a decrease in net income plus/minus depreciation and amortization expense, stock-based compensation expense and loss on sales of assets and businesses, and;

•	$2 million of other combined net favorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the six-month periods. The result is divided into the accounts receivable balance at June 30th of each year to obtain the DSO. Our DSO were 47 days and 51 days at June 30, 2020 and 2019, respectively.

Net cash used in investing activities

During the first six months of 2020, we used $297 million of net cash in investing activities as follows:

•	$355 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;

•	$57 million received in connection with net cash inflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates;

•	$6 million received from the sale of assets and businesses;

•	$4 million spent on the purchase and implementation of information technology applications, and;

•	$1 million spent on the acquisition of businesses and property.

During the first six months of 2019, we used $345 million of net cash in investing activities as follows:

•	$324 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;

•	$13 million spent on the purchase and implementation of information technology applications;

•	$12 million spent to fund investments in and advances to joint ventures and other, and;

•	$4 million received in connection with net cash inflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates.

During the fourth quarter of 2019, we identified certain cash inflows related to operating activities that were incorrectly classified as cash inflows from foreign currency exchange contracts, as included cash flows from investing activities, on our condensed consolidated statements of cash flows for the quarterly periods in 2019. The cash flows related to our foreign currency exchange contracts were correctly classified on our consolidated statements of cash flows for the year ended December 31, 2019. We determined that these misclassifications were not material to the financial statements of any period during 2019. However, in order to improve the consistency and comparability of the financial statements, we have revised the condensed consolidated statements of cash flows for the six-month period ended June 30, 2019.

Net cash used in financing activities

During the first six months of 2020, we used $674 million of net cash in financing activities as follows:

•

spent $459 million on net repayments of debt as follows: (i) $25 million related to our term loan A facility; (ii) $400 million related to our accounts receivable securitization program; (iii) $3 million related to our term loan B facility, and; (iv) $31 million related to a short-term credit facility.

•	generated $5 million of proceeds related to other debt facilities;
•

spent $200 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our $2.7 billion stock repurchase program, which has since been suspended as a result of the COVID-19 pandemic ($197 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($3 million);

•	spent $9 million to pay profit distributions related to noncontrolling interests in majority owned businesses;
•	spent $18 million to pay a cash dividends of $.20 per share during the first quarter (quarterly dividends have since been suspended as a result of the COVID-19 pandemic), and;
•	generated $6 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

During the first six months of 2019, we used $370 million of net cash in financing activities as follows:

•

spent $29 million on net repayments of debt as follows: (i) $25 million related to our term loan A facility; (ii) $3 million related to our term loan B facility, and; (iii) $1 million related to other debt facilities;

•

generated $177 million of proceeds related to new borrowings as follows: (i) $102 million pursuant to our revolving credit facility; (ii) $47 million pursuant to our accounts receivable securitization program, and; (iii) $29 million pursuant to a short-term, on-demand credit facility.

•

spent $495 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our stock repurchase program ($462 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($33 million);

•	spent $12 million to pay profit distributions related to noncontrolling interests in majority owned businesses;
•	spent $18 million to pay quarterly cash dividends of $.10 per share, and;
•	generated $5 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

Expected capital expenditures during remainder of 2020

As mentioned above, as a result of the COVID-19 pandemic, we plan to reduce the spend rate and magnitude of certain previously planned capital projects and expenditures. Our estimated capital expenditures for the full year of 2020 are projected to be approximately $650 million to $700 million. During the first six months of 2020, we spent approximately $355 million on capital expenditures.  During the remaining six months of 2020, we expect to spend approximately $295 million to $345 million which includes expenditures for capital equipment, renovations and new projects at existing hospitals.

We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Cash, Cash Equivalents and Restricted Cash

As of June 30, 2020, we had approximately $584 million of cash, cash equivalents and restricted cash consisting primarily of short-term cash accounts on which interest is being earned at various annual rates ranging from 0.10% to 0.65%.

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

As of June 30, 2020, we had no borrowings outstanding pursuant to our $1 billion revolving credit facility and we had $997 million of available borrowing capacity net of $3 million of outstanding letters of credit.

Pursuant to the terms of the Sixth Amendment, the tranche A term loan, which had $1.925 billion of borrowings outstanding as of June 30, 2020, provides for eight installment payments of $12.5 million per quarter which commenced in March of 2019 and are scheduled to continue through December of 2020.  Thereafter, payments of $25 million per quarter are scheduled, commencing in March of 2021 until maturity in October of 2023, when all outstanding amounts will be due.

The tranche B term loan, which had $493 million of borrowings outstanding as of June 30, 2020, provides for installment payments of $1.25 million per quarter, which commenced on March 31, 2019 and are scheduled to continue until maturity in October of 2025, when all outstanding amounts will be due.

Borrowings under the Senior Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.375% to 0.625% for revolving credit and term loan A borrowings and 0.75% for tranche B borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.375% to 1.625% for revolving credit and term loan A borrowings and 1.75% for the tranche B term loan. As of June 30, 2020, the applicable margins were 0.375% for ABR-based loans and 1.375% for LIBOR-based loans under the revolving credit and term loan A facilities.  The revolving credit facility includes a $125 million sub-limit for letters of credit. The Senior Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Senior Credit Agreement includes a material adverse change clause that must be represented at each draw. The Senior Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We are in compliance with all required covenants as of June 30, 2020 and December 31, 2019.

In late April, 2018, we entered into the sixth amendment to our accounts receivable securitization program (“Securitization”) dated as of October 27, 2010 with a group of conduit lenders, liquidity banks, and PNC Bank, National Association, as administrative agent, which provides for borrowings outstanding from time to time by certain of our subsidiaries in exchange for undivided security interests in their respective accounts receivable. The sixth amendment, among other things, extended the term of the Securitization program through April 26, 2021 and increased the borrowing capacity to $450 million (from $440 million previously). In July, 2020, we entered into the seventh amendment to the Securitization which temporarily waives a minimum borrowing requirement Pursuant to the terms of our Securitization program, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At June 30, 2020, we had no Securitization borrowings outstanding and, pursuant to the terms and conditions of the program, we had approximately $378 million of available borrowing capacity.

As of June 30, 2020, we had combined aggregate principal of $1.1 billion from the following senior secured notes:

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

At June 30, 2020, the carrying value and fair value of our debt were each approximately $3.5 billion.  At December 31, 2019, the carrying value and fair value of our debt were each approximately $4.0 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was approximately 38% at June 30, 2020 and 42% at December 31, 2019.

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

Off-Balance Sheet Arrangements

During the three months ended June 30, 2020, there have been no material changes in the off-balance sheet arrangements consisting of standby letters of credit and surety bonds.

As of June 30, 2020 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $103 million consisting of: (i) $94 million related to our self-insurance programs, and; (ii) $9 million of other debt and public utility guarantees.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended June 30, 2020. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.   Controls and Procedures

As of June 30, 2020, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting or in other factors during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain legal matters are described below:

Government Investigations - UHS Behavioral Health

As previously announced in July, 2019, Universal Health Services, Inc. (“we”, the “Company”) had reached an agreement in principle with the Department of Justice’s Civil Division, and various states’ attorneys general offices, to resolve the civil aspects of the government’s investigation of our behavioral health care facilities for $127 million subject to requisite approvals and preparation and execution of definitive settlement and related agreements.

On July 6, 2020, and as previously disclosed on Form 8-K as filed on July 10, 2020, pursuant to terms and amounts consistent with the previously announced agreement in principle, definitive settlement agreements (“Settlement Agreements”) were fully executed thereby resolving this matter.

The Company denies the allegations raised in this matter and the settlement does not constitute an admission of facts or liability by the Company or any of its subsidiary behavioral health facilities.

Pursuant to the terms of the settlement agreements, on July 9, 2020, we made net aggregate payments of approximately $117.3 million, before accrued interest and related fees, costs and individual claims due to or on behalf of third-parties, consisting of the following:

•	$88.1 million pursuant to the terms of the agreement with the Department of Justice (“DOJ”) and Office of Inspector General for the United States Department of Health and Human Services (“OIG”);
•	$28.9 million to various individual states that participated in the settlement;

•

$10.0 million in connection with the settlement of the U.S. ex rel Escobar v. Universal Health Services, Inc. et.al. and U.S. et. al. ex rel Correa et. al. v. Universal Health Services, Inc. et. al. matters, False Claims Act cases filed against Universal Health Services, Inc., UHS of Delaware, Inc. and HRI Clinics, Inc. d/b/a Arbour Counseling Services in U.S. District Court for the District of Massachusetts;

•

less approximately $9.7 million of  aggregate funds previously withheld from us in connection with the previously disclosed River Point Behavioral Health payment suspension and a suspension of payments to the Lawrence campus of Arbour Counseling Services associated with the Escobar matter. These previously withheld amounts are credited against the amounts due from us under the Settlement Agreements.  As a condition of the settlement, the payment suspension at River Point will be lifted. The Lawrence campus of Arbour Counseling was previously closed by us.

In addition, we have also reached agreement in principle resolving all claims for attorneys’ fees and costs of the relators, as well as any individual claims of the relators, amounting to approximately $6.0 million in the aggregate, pending finalization and execution of the remaining settlement agreements with the relators.

We also paid accrued interest on the settlement amounts for certain specified periods of approximately two months or less at annual rates of either 2.125% or 1.250% which amounted to approximately $230,000 in the aggregate.

We had previously established a pre-tax reserve in connection with the settlements and matters discussed above, which includes related fees and costs due to or on behalf of third-parties, which amounted to approximately $134 million at both March 31, 2020 and December 31, 2019.  The final aggregate settlement amounts, together with accrued interest and related fees and costs, did not differ materially from the previously established reserves.

Under the settlement agreements, the United States and the participating states agree to release the Company and its behavioral health subsidiaries from any civil or administrative monetary liability arising from the Covered Conduct as specified in the Agreements. Additionally, under the settlement agreement, the United States, participating states and the relators agreed to dismiss the civil actions filed by the relators under the qui tam provisions of the federal False Claims Act, and the OIG agrees, conditioned upon the Company’s full payment of the settlement payment, and in consideration of the Company’s obligations under the Corporate Integrity Agreement (as described below), to release its permissive exclusion rights and refrain from instituting any administrative action seeking to exclude the Company or any Company behavioral health subsidiaries from participating in Medicare, Medicaid or other Federal health care programs as a result of the Covered Conduct. The Settlement Agreements contain other terms and conditions and the foregoing description of the Settlement Agreements are qualified in its entirety by reference to the full text of those agreements, which were attached as Exhibit 10.1 and 10.2 to our Form 8-K as filed on July 10, 2020 and incorporated herein by reference.

In connection with the resolution of this matter, and in exchange for the OIG’s agreement not to exclude the Company and its behavioral health subsidiaries from participating in the federal health care programs, the Company entered into a five-year corporate integrity agreement (the “Corporate Integrity Agreement”) with the OIG. The Corporate Integrity Agreement imposes compliance, monitoring, reporting, certification, oversight, screening and training obligations on the Company and its behavioral health facilities, certain of which have previously been implemented. The Corporate Integrity Agreement contains other terms and conditions and the foregoing description of the Corporate Integrity Agreement is qualified in its entirety by reference to the full text of that agreement, which was attached as Exhibit 10.3 to our Form 8-K as filed on July 10, 2020 and incorporated herein by reference.

DOJ investigation of Turning Point Hospital.

During the fourth quarter of 2018, we were notified that the DOJ Civil Division in conjunction with the U.S. Attorney’s Office for the Northern District of Georgia and the Georgia Attorney General’s Office opened an investigation of Turning Point Hospital in Moultrie, GA.  The DOJ Civil Division advised us that they were primarily investigating transportation and housing financial assistance provided to patients receiving treatment at the facility. The DOJ issued a civil investigative demand to the facility requesting various documents and other information. In September, 2019, we reached a settlement in principle of this matter pending negotiation, finalization and execution of definitive settlement agreements. The settlement agreement was finalized and executed in July, 2020. As of June 30, 2020 and December 31, 2019, our financial statements included an estimated reserve in connection with the potential settlement of this matter, which did not have material impact on our results of operations and financial condition.

Litigation:

Shareholder Class Action

In December 2016 a purported shareholder class action lawsuit was filed in U.S. District Court for the Central District of California against UHS and certain UHS officers alleging violations of the federal securities laws. The case was originally filed as Heed v. Universal Health Services, Inc. et. al. (Case No. 2:16-CV-09499-PSG-JC). The court subsequently appointed Teamsters Local 456 Pension Fund and Teamsters Local 456 Annuity Fund to serve as lead plaintiffs.  The case has been transferred to the U.S. District Court for the Eastern District of Pennsylvania and the style of the case has been changed to Teamsters Local 456 Pension Fund, et. al. v. Universal Health Services, Inc. et. al. (Case No. 2:17-CV-02817-LS). In September, 2017, Teamsters Local 456 Pension Fund filed an amended complaint. The amended class action complaint alleges violations of federal securities laws relating to disclosures made in public filings associated with alleged practices and operations at our behavioral health facilities.  Plaintiffs seek monetary damages for shareholders during the defined class period as a result of the decrease in share price following various public disclosures or reports. In December, 2017, we filed a motion to dismiss the amended complaint. In August, 2019, the court granted our motion to dismiss. Plaintiffs subsequently filed a motion with the court seeking leave to file a second amended complaint. In April, 2020, the court denied Plaintiffs’ motion to file a second amended complaint. Plaintiffs have filed an appeal with the 3d Circuit Court of Appeals. We deny liability and intend to defend ourselves vigorously. At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

Shareholder Derivative Cases

In March 2017, a shareholder derivative suit was filed by plaintiff David Heed in the Court of Common Pleas of Philadelphia County. A notice of removal to the United States District Court for the Eastern District of Pennsylvania was filed (Case No. 2:17-cv-01476-LS). Plaintiff filed a motion to remand. In December 2017, the Court denied plaintiff’s motion to remand and retained the case in federal court. In May, June and July 2017, additional shareholder derivative suits were filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in those cases are: Central Laborers’ Pension Fund (Case No. 17-cv-02187-LS); Firemen’s Retirement System of St. Louis (Case No. 17—cv-02317-LS); Waterford Township Police & Fire Retirement System (Case No. 17-cv-02595-LS); and Amalgamated Bank Longview Funds (Case No. 17-cv-03404-LS). The Fireman’s Retirement System case has since been voluntarily dismissed. The federal court consolidated all of the cases pending in the Eastern District of Pennsylvania and appointed co-lead plaintiffs and co-lead counsel. Lead Plaintiffs filed a consolidated, amended complaint. We filed a motion to dismiss the amended complaint.  In addition, a shareholder derivative case was filed in Chancery Court in Delaware by the Delaware County Employees’ Retirement Fund (Case No. 2017-0475-JTL). In December 2017, the Chancery Court stayed this case pending resolution of other contemporaneous matters. Each of these cases have named certain current and former members of the Board of Directors individually and certain officers of Universal Health Services, Inc. as defendants.  UHS has also been named as a nominal defendant in these cases. The derivative cases make substantially similar allegations and claims as the shareholder class action relating to practices at our behavioral health facilities and board and corporate oversight of these facilities as well as claims relating to the stock trading by the individual defendants and company repurchase of shares during the relevant time period. The cases make claims of breaches of fiduciary duties by the named board members and officers; alleged violations of federal securities laws; and common law causes of action against the individual defendants including unjust enrichment, corporate waste, abuse of control, constructive fraud and gross mismanagement. The cases seek monetary damages allegedly incurred by the company; restitution and disgorgement of profits, benefits and other compensation from the individual defendants and various forms of equitable relief relating to corporate governance matters. In August, 2019, the court granted our motion to dismiss. Plaintiffs subsequently filed a motion with the court seeking leave to file a second amended complaint.  In April, 2020, the court denied Plaintiffs motion to file a second amended complaint. Plaintiffs have filed an appeal with the 3d Circuit Court of Appeals. The defendants deny liability and intend to defend these cases vigorously. At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with these matters.

The George Washington University v. Universal Health Services, Inc., et. al.

In December 2019, The George Washington University (“University”) filed a lawsuit in the Superior Court for the District of Columbia against Universal Health Services, Inc. as well as certain subsidiaries and individuals associated with the ownership and management of The George Washington University Hospital (“GW Hospital”) in Washington, D.C. (case No. 2019 CA 008019 B).  The lawsuit claims that UHS failed to provide sufficient financial compensation to the University under the terms of various agreements entered into in 1997 between the University and UHS for the joint venture ownership of GW Hospital.  The lawsuit includes claims for breach of contract, breach of fiduciary duty, and unjust enrichment.  We deny liability and intend to defend this matter vigorously. We filed a motion to dismiss the complaint. In June, 2020, the Court granted the motion in part dismissing the majority of the University’s claims. At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

Disproportionate Share Hospital Payment Matter:

In late September, 2015, many hospitals in Pennsylvania, including certain of our behavioral health care hospitals located in the state, received letters from the Pennsylvania Department of Human Services (the “Department”) demanding repayment of allegedly excess Medicaid Disproportionate Share Hospital payments (“DSH”), primarily consisting of managed care payments characterized as DSH payments, for the federal fiscal year (“FFY”) 2011 amounting to approximately $4 million in the aggregate. Since that time, certain of our behavioral health care hospitals in Pennsylvania have received similar requests for repayment for alleged DSH overpayments for FFYs 2012 through 2015. For FFY 2012, the claimed overpayment amounts to approximately $4 million. For FY 2013, FY 2014 and FY 2015 the initial claimed overpayments and attempted recoupment by the Department were approximately $7 million, $8 million and $7 million, respectively. The Department has agreed to a change in methodology which, upon confirmation of the underlying data being accepted by the Department, could reduce the initial claimed overpayments for FY 2013, FY 2014 and FY 2015 to approximately $2 million, $2 million and $3 million, respectively. We filed administrative appeals for all of our facilities contesting the recoupment efforts for FFYs 2011 through 2015 as we believe the Department’s calculation methodology is inaccurate and conflicts with applicable federal and state laws and regulations. The Department has agreed to postpone the recoupment of the state’s share for FY 2011 to 2013 until all hospital appeals are resolved but started recoupment of the federal share. For FY 2014 and FY 2015, the Department has initiated the recoupment of the alleged overpayments. Starting in FFY 2016, the first full fiscal year after the

January 1, 2015 effective date of Medicaid expansion in Pennsylvania, the Department no longer characterized managed care payments received by the hospitals as DSH payments. We can provide no assurance that we will ultimately be successful in our legal and administrative appeals related to the Department’s repayment demands.  If our legal and administrative appeals are unsuccessful, our future consolidated results of operations and financial condition could be adversely impacted by these repayments.

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

Item 1A.   Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2019 and our Form 10-Q for the quarterly period ended March 31, 2020 (the "first quarter 2020 Form 10-Q") include listings of risk factors to be considered by investors in our securities. Except for the risk factors disclosed in Part II, Item 1A of the first quarter 2020 Form 10-Q, which is hereby incorporated by reference into this Part II, Item 1A of this Form 10-Q, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

As reflected below, in conjunction with our previously approved stock repurchase programs, during the three-month period ended June 30, 2020, no shares were repurchased pursuant to the terms of our stock repurchase program, since as previously mentioned herein, as part of our various COVID-19 initiatives, we have suspended our stock repurchase program. During the three-month period ended June 30, 2020, 7,314 shares were repurchased in connection with income tax withholding obligations resulting from the vesting of restricted stock grants.

During the period of April 1, 2020 through June 30, 2020, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid for shares purchased as part of publicly announced program (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands)
April, 2020	$-	7,099	1,514	$0.01	—	—	—	—	$559,563
May, 2020	—	215	4,239	$0.01	—	—	—	—	$559,563
June, 2020	—	—	2,042	$0.01	—	—	—	—	$559,563
Total April through June, 2020	$-	7,314	7,795	$0.01	—	N/A	$—

Dividends

As part of our various COVID-19 initiatives, we have suspended declaration and payment of quarterly dividends.

Item 6.   Exhibits

10.1

Settlement Agreement among: (i) the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General (OIG-HHS) of the Department of Health and Human Services (HHS); the Defense Health Agency (DHA), acting on behalf of the TRICARE Program; the Office of Personnel Management (OPM), which administers the Federal Employees Health Benefits Program (FEHBP); and the United States Department of Veteran Affairs (VA) (collectively, the United States); (ii) Universal Health Services, Inc. (“UHS, Inc.”) and UHS of Delaware, Inc. (“UHS of Delaware, Inc.”), acting on behalf of the entities listed on Exhibits A and B, (collectively the “Defendants” or “UHS”); and (iii) various individuals (collectively, the “Relators”), previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 6, 2020, is incorporated herein by reference.

10.2

Form of Settlement Agreement between various states and Universal Health Services, Inc. and UHS of Delaware, Inc., acting on behalf of the entities listed on Exhibits A and B, previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 6, 2020, is incorporated herein by reference.

10.3

Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Universal Health Services, Inc. and UHS of Delaware, Inc., previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 6, 2020, is incorporated herein by reference.

10.4

Universal Health Services, Inc. 2020 Omnibus Stock and Incentive Plan, previously filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-238880) dated June 2, 2020, is incorporated herein by reference.

10.5	Form of Stock Option Award Agreement under the Universal Health Services, Inc. 2020 Omnibus Stock and Incentive Plan.
10.6	Form of Restricted Stock Award Agreement under the Universal Health Services, Inc. 2020 Omnibus Stock and Incentive Plan.
10.7	Form of Restricted Stock Unit Award Agreement under the Universal Health Services, Inc. 2020 Omnibus Stock and Incentive Plan.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document –the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: August 7, 2020	/s/ Alan B. Miller
Alan B. Miller, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton, Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)