Form 10-Q
period 2020-09-30
UNIVERSAL HEALTH SERVICES INC
filed 2020-11-06
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of October 31, 2020:

Class A	6,577,100
Class B	77,724,494
Class C	661,688
Class D	18,251

UNIVERSAL HEALTH SERVICES, INC.

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2020. This Report modifies and supersedes documents filed prior to this Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Report.

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

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net revenues	$2,912,541	$2,822,453	$8,471,962	$8,482,012
Operating charges:
Salaries, wages and benefits	1,406,348	1,408,226	4,147,027	4,157,253
Other operating expenses	666,665	762,174	1,982,202	2,079,518
Supplies expense	335,409	313,936	936,808	927,256
Depreciation and amortization	125,961	121,528	376,563	362,736
Lease and rental expense	28,488	27,660	84,967	80,320
	2,562,871	2,633,524	7,527,567	7,607,083
Income from operations	349,670	188,929	944,395	874,929
Interest expense, net	24,575	41,447	86,399	123,574
Other (income) expense, net	1,831	9,407	8,291	6,176
Income before income taxes	323,264	138,075	849,705	745,179
Provision for income taxes	79,172	37,205	204,649	165,646
Net income	244,092	100,870	645,056	579,533
Less: Net income attributable to noncontrolling interests	2,813	3,680	9,811	9,855
Net income attributable to UHS	$241,279	$97,190	$635,245	$569,678

Basic earnings per share attributable to UHS	$2.84	$1.10	$7.44	$6.36
Diluted earnings per share attributable to UHS	$2.82	$1.10	$7.40	$6.35

Weighted average number of common shares - basic	84,672	87,952	85,172	89,288
Add: Other share equivalents	575	403	415	231
Weighted average number of common shares and equivalents - diluted	85,247	88,355	85,587	89,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income	$244,092	$100,870	$645,056	$579,533
Other comprehensive income (loss):
Unrealized derivative gains (losses) on cash flow hedges	-	-	-	(3,925)
Foreign currency translation adjustment	14,245	(10,089)	(18,280)	(19,192)
Other comprehensive income (loss) before tax	14,245	(10,089)	(18,280)	(23,117)
Income tax expense (benefit) related to items of other comprehensive income (loss)	302	174	(908)	(676)
Total other comprehensive income (loss), net of tax	13,943	(10,263)	(17,372)	(22,441)
Comprehensive income	258,035	90,607	627,684	557,092
Less: Comprehensive income attributable to noncontrolling interests	2,813	3,680	9,811	9,855
Comprehensive income attributable to UHS	$255,222	$86,927	$617,873	$547,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,101,230	$61,268
Accounts receivable, net	1,540,747	1,560,847
Supplies	176,105	159,889
Other current assets	143,072	133,930
Total current assets	2,961,154	1,915,934

Property and equipment	9,652,778	9,106,377
Less: accumulated depreciation	(4,403,941)	(4,089,679)
	5,248,837	5,016,698
Other assets:
Goodwill	3,854,265	3,869,760
Deferred income taxes	19,936	16,189
Right of use assets-operating leases	330,172	326,518
Deferred charges	5,136	6,373
Other	556,258	516,778
Total Assets	$12,975,758	$11,668,250

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$94,504	$87,550
Accounts payable and other liabilities	1,591,258	1,272,374
Medicare accelerated payments and deferred CARES Act and other grants	878,480	—
Legal reserves	5,426	144,509
Operating lease liabilities	57,219	56,442
Federal and state taxes	7,335	2,515
Total current liabilities	2,634,222	1,563,390

Other noncurrent liabilities	488,457	329,932
Operating lease liabilities noncurrent	274,236	270,076
Long-term debt	3,514,673	3,896,577
Deferred income taxes	24,895	25,071
Redeemable noncontrolling interests	4,177	4,333

Equity:
UHS common stockholders’ equity	5,962,788	5,504,105
Noncontrolling interest	72,310	74,766
Total equity	6,035,098	5,578,871
Total Liabilities and Stockholders’ Equity	$12,975,758	$11,668,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months ended September 30, 2020

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2020	$4,333	$66	$794	$7	$0	$(462,159)	$5,933,504	$31,893	$5,504,105	$74,766	$5,578,871
Common Stock
Issued/(converted)	—	—	3	—	—	—	9,726	—	9,729	—	9,729
Repurchased	—	—	(20)	—	—	—	(200,078)	—	(200,098)	—	(200,098)
Restricted share-based compensation expense	—	—	—	—	—	—	6,958	—	6,958	—	6,958
Dividends paid	—	—	—	—	—	(17,344)	—	—	(17,344)	—	(17,344)
Stock option expense	—	—	—	—	—	—	41,565	—	41,565	—	41,565
Distributions to noncontrolling interests	(500)	—	—	—	—	—	—	—	—	(14,675)	(14,675)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	(547)	(547)
Other	—	—	—	—	—	—	—	—	—	3,300	3,300
Comprehensive income:
Net income to UHS / noncontrolling interests	344	—	—	—	—	—	635,245	—	635,245	9,466	644,711
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	(17,372)	(17,372)	—	(17,372)
Subtotal - comprehensive income	344	—	—	—	—	—	635,245	(17,372)	617,873	9,466	627,339
Balance, September 30, 2020	$4,177	$66	$777	$7	$0	$(479,503)	$6,426,920	$14,521	$5,962,788	$72,310	$6,035,098

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, July 1, 2020	$4,287	$66	$777	$7	$0	$(479,503)	$6,166,722	$578	$5,688,647	$72,925	$5,761,572
Common Stock
Issued/(converted)	—	—	—	—	—	—	3,766	—	3,766	—	3,766
Repurchased	—	—	—	—	—	—	(44)	—	(44)	—	(44)
Restricted share-based compensation expense	—	—	—	—	—	—	2,209	—	2,209	—	2,209
Dividends paid	—	—	—	—	—	—	—	—	—	—	—
Stock option expense	—	—	—	—	—	—	12,988	—	12,988	—	12,988
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(6,290)	(6,290)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	(547)	(547)
Other	—	—	—	—	—	—	—	—	—	3,300	3,300
Comprehensive income:
Net income to UHS / noncontrolling interests	(110)	—	—	—	—	—	241,279	—	241,279	2,922	244,201
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	13,943	13,943	—	13,943
Subtotal - comprehensive income	(110)	—	—	—	—	—	241,279	13,943	255,222	2,922	258,144
Balance, September 30, 2020	$4,177	$66	$777	$7	$0	$(479,503)	$6,426,920	$14,521	$5,962,788	$72,310	$6,035,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months ended September 30, 2019

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2019	$4,292	$66	$841	$7	$0	$(409,156)	$5,793,262	$4,242	$5,389,262	$76,531	$5,465,793
Common Stock
Issued/(converted)	—	—	10	—	—	—	8,373	—	8,383	—	8,383
Repurchased	—	—	(44)	—	—	—	(571,355)	—	(571,399)	—	(571,399)
Restricted share-based compensation expense	—	—	—	—	—	—	5,950	—	5,950	—	5,950
Dividends paid	—	—	—	—	—	(35,556)	—	—	(35,556)	—	(35,556)
Stock option expense	—	—	—	—	—	—	45,338	—	45,338	—	45,338
Distributions to noncontrolling interests	(500)	—	—	—	—	—	—	—	—	(11,555)	(11,555)
Purchase of noncontrolling interest										168	168
Comprehensive income:
Net income to UHS / noncontrolling interests	269	—	—	—	—	—	569,678	—	569,678	9,586	579,264
Foreign currency translation adjustments	—	—	—	—	—	—	—	(19,444)	(19,444)	—	(19,444)
Unrealized derivative gains on cash flow hedges, net of income tax	—	—	—	—	—	—	—	(2,997)	(2,997)	—	(2,997)
Subtotal - comprehensive income	269	—	—	—	—	—	569,678	(22,441)	547,237	9,586	556,823
Balance, September 30, 2019	$4,061	$66	$807	$7	$0	$(444,712)	$5,851,246	$(18,199)	$5,389,215	$74,730	$5,463,945

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, July 1, 2019	$3,986	$66	$810	$7	$0	$(427,109)	$5,827,251	$(7,936)	$5,393,089	$71,362	$5,464,451
Common Stock
Issued/(converted)	—	—	4	—	—	—	2,974	—	2,978	—	2,978
Repurchased	—	—	(7)	—	—	—	(93,320)	—	(93,327)	—	(93,327)
Restricted share-based compensation expense	—	—	—	—	—	—	2,291	—	2,291	—	2,291
Dividends paid	—	—	—	—	—	(17,603)	—	—	(17,603)	—	(17,603)
Stock option expense	—	—	—	—	—	—	14,860	—	14,860	—	14,860
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(405)	(405)
Purchase of noncontrolling interest										168	168
Comprehensive income:
Net income to UHS / noncontrolling interests	75	—	—	—	—	—	97,190	—	97,190	3,605	100,795
Foreign currency translation adjustments	—	—	—	—	—	—	—	(10,263)	(10,263)	—	(10,263)
Unrealized derivative gains on cash flow hedges, net of income tax	—	—	—	—	—	—	—	—	—	—	—
Subtotal - comprehensive income	75	—	—	—	—	—	97,190	(10,263)	86,927	3,605	90,532
Balance, September 30, 2019	$4,061	$66	$807	$7	$0	$(444,712)	$5,851,246	$(18,199)	$5,389,215	$74,730	$5,463,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Nine months ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$645,056	$579,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	376,563	362,736
(Gain) loss on sale of assets and businesses	2,124	(5,982)
Stock-based compensation expense	49,928	52,167
Costs related to extinguishment of debt	1,365	-
Provision for asset impairment	-	97,631
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	45,435	(37,332)
Accrued interest	(10,526)	(2,962)
Accrued and deferred income taxes	(2,095)	(53,714)
Other working capital accounts	85,944	90,262
Medicare accelerated payments and deferred CARES Act and other grants	878,480	-
Other assets and deferred charges	1,271	15,237
Other	115,431	(663)
Accrued insurance expense, net of commercial premiums paid	113,571	76,245
Payments made in settlement of self-insurance claims	(84,390)	(68,046)
Net cash provided by operating activities	2,218,157	1,105,112

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(546,656)	(480,247)
Proceeds received from sales of assets and businesses	7,851	7,497
Acquisition of businesses and property	(52,009)	-
Inflows from foreign exchange contracts that hedge our net U.K. investment	22,453	34,484
Costs incurred for purchase and implementation of information technology applications	(5,345)	(18,240)
Investment in, and advances to, joint ventures and other	(997)	(11,949)
Net cash used in investing activities	(574,703)	(468,455)

Cash Flows from Financing Activities:
Reduction of long-term debt	(1,173,590)	(68,175)
Additional borrowings	803,197	15,100
Financing costs	(8,256)	-
Repurchase of common shares	(200,098)	(587,976)
Dividends paid	(17,344)	(35,556)
Issuance of common stock	9,288	8,248
Profit distributions to noncontrolling interests	(15,175)	(11,887)
Purchase of ownership interests from minority members	(548)	-
Net cash used in financing activities	(602,526)	(680,246)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(706)	(1,259)

Increase (decrease) in cash, cash equivalents and restricted cash	1,040,222	(44,848)
Cash, cash equivalents and restricted cash, beginning of period	105,667	199,685
Cash, cash equivalents and restricted cash, end of period	$1,145,889	$154,837

Supplemental Disclosures of Cash Flow Information:
Interest paid	$93,579	$122,699
Income taxes paid, net of refunds	$208,460	$221,298
Noncash purchases of property and equipment	$76,402	$83,552
Right-of-use assets obtained in exchange for lease obligations	$47,679	$364,453
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended September 30, 2020. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

In March, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the federal government declared COVID-19 a national emergency. The impact of the COVID-19 pandemic has had a material unfavorable effect on our operations and financial results since that time, before giving effect to the revenues recorded in connection with the CARES Act and other governmental grants as discussed herein. Patient volumes at both our acute care and behavioral health care facilities were most significantly reduced in March and April. Our acute care and behavioral health facilities began experiencing gradual and continued improvement in patient volumes since May as various states eased stay-at-home restrictions and acute care hospitals were permitted to resume elective surgeries and procedures.  Although many of our acute care and behavioral health facilities are located in states that have continued to experience intermittent increases in COVID-19 infections, non-COVID-19 patient volumes at our hospitals have not been as dramatically impacted in recent months by increases experienced from time-to-time in COVID-19 patient volumes.

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

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At September 30, 2020, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. The advisory agreement was amended and restated effective January 1, 2019. The advisory agreement was renewed by the Trust for 2020 at the same rate as the prior three years, providing for an advisory fee computation at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $1.0 million during each of the three-month periods ended September 30, 2020 and 2019, and approximately $3.1 million and $3.0 million during the nine-month periods ended September 30, 2020 and 2019, respectively.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust, which are included in other income, net, on the accompanying consolidated statements of income for each period were approximately $300,000 during each of the three-month periods ended September 30, 2020 and 2019, respectively, and approximately $800,000 and $700,000 during the nine-month periods ended September 30, 2020 and 2019, respectively. We received dividends from the Trust amounting to $543,000 and $536,000 during the three month periods ended September 30, 2020 and 2019, respectively, and $1.6 million during each of the nine-month periods ended September 30, 2020 and 2019. The carrying value of our investment in the Trust was approximately $5.6 million and $6.4 million at September 30, 2020 and December 31, 2019, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $44.9 million at September 30, 2020 and $92.4 million at December 31, 2019, based on the closing price of the Trust’s stock on the respective dates.

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

Total rent expense under the operating leases on the three hospital facilities with the Trust was approximately $4 million during each of the three months ended September 30, 2020 and 2019, and approximately $12 million for each of the nine-month periods ended September 30, 2020 and 2019.  Pursuant to the terms of the three hospital leases with the Trust, we have the option to renew the leases at the lease terms described above and below by providing notice to the Trust at least 90 days prior to the termination of the then current term. We also have the right to purchase the respective leased hospitals at the end of the lease terms or any renewal terms at their appraised fair market value as well as purchase any or all of the three leased hospital properties at the appraised fair market value upon one month’s notice should a change of control of the Trust occur. In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

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

A wholly-owned subsidiary of ours has notified the Trust that we are considering termination of the existing lease on Southwest Healthcare System, Inland Valley Campus prior to the scheduled expiration of the current term on December 31, 2021.  As permitted pursuant to the terms of the lease, we have the right, subject to certain conditions, to propose substitution property to the Trust with a fair market value substantially equal to that of the existing leased property. We are currently evaluating potential substitution properties and expect to submit our proposal, which is subject to the Trust’s approval, to the Trust by December 31, 2020. We can provide no assurance that we will ultimately agree on a property substitution with the Trust in connection with the Inland Valley Campus property, in which case, we have the right to purchase the property for its fair market value.

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

In August, 2015, Marc D. Miller, our President and member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance.  During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO. Also in connection with this GPO agreement, we received shares of restricted stock of Premier which vested ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO. During the third quarter of 2020, we entered into an agreement with Premier pursuant to the terms of which, among other things, our ownership interest in Premier was converted into shares of Class A Common Stock of Premier. We have elected to retain a portion of the previously vested shares of Premier, the market value of which is included in other assets on our consolidated balance sheet. Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier on which the restrictions have lapsed was $61 million as of September 30, 2020 and $70 million as of December 31, 2019.  The $9 million decrease in market value of our vested Premier shares since December 31, 2019 was recorded as an unrealized loss and included in “Other (income) expense, net” in our condensed consolidated statements of income for the nine-month period ended September 30, 2020.   Additionally, during the third quarter of 2020, Premier declared a quarterly cash dividend of $0.19 per share. Our share of the dividend for the quarter ended September 30, 2020 is approximately $400,000 and is included in “Other (income) expense, net” in our condensed consolidated statements of income for the nine-month period ended September 30, 2020.

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

As of September 30, 2020, outside owners held noncontrolling, minority ownership interests of: (i) 20% in an acute care facility located in Washington, D.C.; (ii) approximately 11% in an acute care facility located in Texas; (iii) 20%, 30% and 20% in three behavioral health care facilities located in Pennsylvania, Ohio and Washington, respectively, and; (iv) approximately 5% in an acute care facility located in Nevada.  The noncontrolling interest and redeemable noncontrolling interest balances of $72 million and $4 million, respectively, as of September 30, 2020, consist primarily of the third-party ownership interests in these hospitals.

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

(4) Treasury

Credit Facilities and Outstanding Debt Securities:

Cash, Cash Equivalents and Restricted Cash

As of September 30, 2020, we had approximately $1.10 billion of cash, cash equivalents consisting primarily of short-term cash accounts on which interest is being earned at various annual rates ranging from 0.06% to 0.31%.

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

As of September 30, 2020, we had no borrowings outstanding pursuant to our $1 billion revolving credit facility and we had $997 million of available borrowing capacity net of $3 million of outstanding letters of credit.

Pursuant to the terms of the Sixth Amendment, the tranche A term loan, which had $1.913 billion of borrowings outstanding as of September 30, 2020, provides for eight installment payments of $12.5 million per quarter which commenced in March of 2019 and are scheduled to continue through December of 2020.  Thereafter, payments of $25 million per quarter are scheduled, commencing in March of 2021 until maturity in October of 2023, when all outstanding amounts will be due.

The tranche B term loan, which had $491 million of borrowings outstanding as of September 30, 2020, provides for installment payments of $1.25 million per quarter, which commenced on March 31, 2019 and are scheduled to continue until maturity in October of 2025, when all outstanding amounts will be due.

Borrowings under the Senior Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.375% to 0.625% for revolving credit and term loan A borrowings and 0.75% for tranche B borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.375% to 1.625% for revolving credit and term loan A borrowings and 1.75% for the tranche B term loan. As of September 30, 2020, the applicable margins were 0.375% for ABR-based loans and 1.375% for LIBOR-based loans under the revolving credit and term loan A facilities.  The revolving credit facility includes a $125 million sub-limit for letters of credit. The Senior Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Senior Credit Agreement includes a material adverse change clause that must be represented at each draw. The Senior Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We are in compliance with all required covenants as of September 30, 2020 and December 31, 2019.

In late April, 2018, we entered into the sixth amendment to our accounts receivable securitization program (“Securitization”) dated as of October 27, 2010 with a group of conduit lenders, liquidity banks, and PNC Bank, National Association, as administrative agent, which provides for borrowings outstanding from time to time by certain of our subsidiaries in exchange for undivided security interests in their respective accounts receivable. The sixth amendment, among other things, extended the term of the Securitization program through April 26, 2021 and increased the borrowing capacity to $450 million (from $440 million previously). In July, 2020, we entered into the seventh amendment to the Securitization which temporarily waives a minimum borrowing requirement Pursuant to the terms of our Securitization program, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At September 30, 2020, we had no Securitization borrowings outstanding and we had $450 million of available borrowing capacity.

As of September 30, 2020, we had combined aggregate principal of $1.2 billion from the following senior secured notes:

•	$800 million aggregate principal amount of 2.65% senior secured notes due in October, 2030 (“2030 Notes”) which were issued on September 21, 2020.

•	$400 million aggregate principal amount of 5.00% senior secured notes due in June, 2026 (“2026 Notes”) which were issued on June 3, 2016.

Interest on the 2026 Notes is payable on June 1 and December 1 until the maturity date of June 1, 2026.  Interest on the 2030 Notes is payable on April 15 and October 15, commencing April 15, 2021, until the maturity date of October 15, 2030.  The 2026 Notes and 2030 Notes were offered only to qualified institutional buyers under Rule 144A and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The 2026 Notes and 2030 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The 2030 Notes are guaranteed (the “Guarantees”) on a senior secured basis by all of our existing and future direct and indirect subsidiaries (the “Subsidiary Guarantors”) that guarantee our Senior Credit Agreement, dated as of November 15, 2010, as amended, restated or supplemented from time to time, or other first lien obligations or any junior lien obligations.  The 2030 Notes and the Guarantees are secured by first-priority liens, subject to permitted liens, on certain of the Company’s and the Subsidiary Guarantors’ assets now owned or acquired in the future by the Company or the Subsidiary Guarantors (other than real property, accounts receivable sold pursuant to the Company’s Existing Receivables Facility (as defined in the Indenture pursuant to which the 2030 Notes were issued (the “Indenture”)), and certain other excluded assets). The Company’s obligations with respect to the 2030 Notes, the obligations of the Subsidiary Guarantors under the Guarantees, and the performance of all of the Company’s and the Subsidiary Guarantors’ other obligations under the Indenture are secured equally and ratably with the Company’s and the Subsidiary Guarantors’ obligations under the Senior Credit Agreement and the Company’s 2026 Notes by a perfected first-priority security interest, subject to permitted liens, in the collateral owned by the Company and its guarantors, whether now owned or hereafter acquired. However, the liens on the collateral securing the 2030 Notes and the Guarantees will be released if: (i) the 2030 Notes have investment grade ratings; (ii) no default has occurred and is continuing, and; (iii) the liens on the collateral securing all first lien obligations (including the Senior Credit Agreement and the 2026 Notes) and any junior lien obligations are released or the collateral under the Senior Credit Agreement, any other first lien obligations and any junior lien obligations is released or no longer required to be pledged. The liens on any collateral securing the 2030 Notes and the Guarantees will also be released if the liens on that collateral securing the Senior Credit Agreement, other first lien obligations and any junior lien obligations are released.

In connection with the issuance of the 2030 Notes, the Company, the Subsidiary Guarantors and the representatives of the several initial purchasers, entered into a Registration Rights Agreement (the “Registration Rights Agreement”), whereby the Company and the Subsidiary Guarantors have agreed, at their expense, to use commercially reasonable best efforts to: (i) cause to be filed a registration statement enabling the holders to exchange the 2030 Notes and Guarantees for registered senior secured notes issued by the Company and guaranteed by the then Subsidiary Guarantors under the Indenture (the “Exchange Securities”), containing terms identical to those of the 2030 Notes (except that the Exchange Securities will not be subject to restrictions on transfer or to any increase in annual interest rate for failure to comply with the Registration Rights Agreement); (ii) cause the registration statement to become effective; (iii) complete the exchange offer not later than 60 days after such effective date and in any event on or prior to a target registration date of March 21, 2023, and; (iv) file a shelf registration statement for the resale of the 2030 Notes if the exchange offer cannot be effected within the time periods listed above. The interest rate on the 2030 Notes will increase and additional interest thereon will be payable if the Company does not comply with its obligations under the Registration Rights Agreement.

On September 28, 2020, we redeemed the entire $700 million aggregate principal amount of our previously outstanding 4.75% Senior Secured Notes due 2022 (the “2022 Notes”), at a cash redemption price equal to the sum of: (i) 100% of the aggregate principal amount of the 2022 Notes redeemed, and; (ii) accrued and unpaid interest on the 2022 Notes to the redemption date. Included in our financial results for the three and nine-month periods ended September 30, 2020, was a loss on extinguishment of debt of approximately $1 million recorded in connection with the redemption of the 2022 Notes.

At September 30, 2020, the carrying value and fair value of our debt were each approximately $3.6 billion. At December 31, 2019, the carrying value and fair value of our debt were each approximately $4.0 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

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

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. In connection with these forward exchange contracts, we recorded net cash inflows of $22 million and $34 million during the nine-month periods ended September 30, 2020 and 2019, respectively.

During the fourth quarter of 2019, we identified certain cash inflows related to operating activities that were incorrectly classified as cash inflows from foreign currency exchange contracts, as included cash flows from investing activities, on our condensed consolidated statements of cash flows for the quarterly periods in 2019. The cash flows related to our foreign currency exchange contracts were correctly classified on our consolidated statements of cash flows for the year ended December 31, 2019. We determined that these misclassifications were not material to the financial statements of any period during 2019. However, in order to improve the consistency and comparability of the financial statements, we have revised the condensed consolidated statements of cash flows for the nine-month period ended September 30, 2019.

Derivatives Hedging Relationships:

The following table presents the effects of our interest rate swap agreements and our foreign currency foreign exchange contracts on our results of operations for the three and nine-month periods ended September 30, 2020 and 2019 (in thousands):

	Gain/(Loss) recognized in AOCI
	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Cash Flow Hedge relationships
Interest rate swap agreements (a)	$0	$0	$0	$(3,925)

Net Investment Hedge relationships
Foreign currency foreign exchange contracts	$(28,244)	$33,927	$15,291	$79,584
(a)

The amount of gain reclassified out of AOCI into interest expense, net was $0 during each of the three-month periods ended September 30, 2020 and 2019, respectively, and $0 and $3.4 million during the nine-month periods ended September 30, 2020 and 2019, respectively.

No other gains or losses were recognized in income related to derivatives in Subtopic 815-20.

Cash, Cash Equivalents and Restricted Cash:

Cash, cash equivalents, and restricted cash as reported in the condensed consolidated statements of cash flows are presented separately on our condensed consolidated balance sheets as follow (in thousands):

	September 30,		December 31,
	2020		2019
Cash and cash equivalents	$1,101,230		$61,268
Restricted cash and cash equivalents (a)	44,659		44,399
Total cash, cash equivalents and restricted cash	$1,145,889	(b)	$105,667

(a) Restricted cash and cash equivalents is included in other assets on the accompanying consolidated balance sheet.
(b) Consists primarily of short-term cash accounts on which interest is being earned at various annual rates ranging from 0.06% to 0.31%.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	September 30, 2020	Location	Level 1	Level 2	Level 3
Assets:
Term Deposit	540,000	Cash and cash equivalents		540,000
Money market mutual funds	60,931	Other assets	60,931
Certificates of deposit	2,200	Other assets	2,200
Available for sale securities	61,082	Other assets	61,082
Deferred compensation assets	36,307	Other assets	36,307
Foreign currency exchange contracts	3,181	Other current assets		3,181
	$703,701		160,520	543,181	-
Liabilities:
Deferred compensation liability	36,307	Other noncurrent liabilities	36,307
	$36,307		36,307	-	-

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2019	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$60,175	Other assets	60,175
Certificates of deposit	2,200	Other assets	2,200
Available for sale securities	70,478	Other assets	70,478
Deferred compensation assets	35,510	Other assets	35,510
Foreign currency exchange contracts	10,343	Other current assets		10,343
	$178,706		168,363	10,343	-
Liabilities:
Deferred compensation liability	$35,510	Other noncurrent liabilities	35,510
	$35,510		35,510	-	-

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

As of September 30, 2020, the total accrual for our professional and general liability claims was $262 million, of which $50 million was included in current liabilities.  As of December 31, 2019, the total accrual for our professional and general liability claims was $242 million, of which $42 million was included in current liabilities.

As a result of unfavorable trends recently experienced, during the first nine months of 2020, we have recorded a $25 million increase to our reserves for self-insured professional and general liability claims ($20 million was recorded during the first quarter and $5 million was recorded during the third quarter). Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimates of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Given our significant self-insured exposure for professional and general liability claims, there can be no assurance that a sharp increase in the number and/or severity of claims asserted against us will not have a material adverse effect on our future results of operations. Although we are unable to predict whether or not our future financial statements will require updates to estimates for our prior year reserves for self-insured general and professional and workers’ compensation claims, given the relatively unpredictable nature of the these potential liabilities and the factors impacting these reserves, as discussed above, it is reasonably likely that our future financial results may include material adjustments to prior period reserves.

As of September 30, 2020, the total accrual for our workers’ compensation liability claims was $90 million, of which $46 million was included in current liabilities. As of December 31, 2019, the total accrual for our workers’ compensation liability claims was $81 million, of which $40 million was included in current liabilities.

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

Information Technology Incident

As previously disclosed on September 29, 2020, we experienced an information technology security incident in the early morning hours of September 27, 2020.  As a result of this cyberattack, we suspended user access to our information technology applications related to operations located in the United States. While our information technology applications were offline, patient care was delivered safely and effectively at our facilities across the country utilizing established back-up processes, including offline documentation methods.

Since that time, our information technology applications have been restored at our acute care and behavioral health hospitals, as well as at the corporate level, thereby re-establishing connections to all major systems and applications, including electronic medical records, laboratory and pharmacy systems. With the back-loading of data substantially complete at this point, our hospitals are resuming normal operations.

We have worked diligently with our information technology security partners to restore our information technology infrastructure and business operations as quickly as possible.  In parallel, we immediately began investigating the nature and potential impact of the security incident and engaged third-party information technology and forensic vendors to assist. Although the investigation remains ongoing, no evidence of unauthorized access, copying or misuse of any patient or employee data has been identified to date.

Although we are unable to quantify the ultimate impact of this information technology incident, it could have an adverse effect on our future results of operations

Legal Proceedings

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

v. Universal Health Services, Inc. et. al. (Case No. 2:17-CV-02817-LS). In September, 2017, Teamsters Local 456 Pension Fund filed an amended complaint. The amended class action complaint alleges violations of federal securities laws relating to disclosures made in public filings associated with alleged practices and operations at our behavioral health facilities.  Plaintiffs seek monetary damages for shareholders during the defined class period as a result of the decrease in share price following various public disclosures or reports. In December, 2017, we filed a motion to dismiss the amended complaint. In August, 2019, the court granted our motion to dismiss. Plaintiffs subsequently filed a motion with the court seeking leave to file a second amended complaint. In April, 2020, the court denied Plaintiffs’ motion to file a second amended complaint. Plaintiffs have filed an appeal with the 3d Circuit Court of Appeals. We deny liability and intend to defend ourselves vigorously. The parties have recently initiated settlement negotiations during the pendency of the appeal, however, we can provide no assurance that a settlement will be reached. We are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

Shareholder Derivative Cases

In March 2017, a shareholder derivative suit was filed by plaintiff David Heed in the Court of Common Pleas of Philadelphia County. A notice of removal to the United States District Court for the Eastern District of Pennsylvania was filed (Case No. 2:17-cv-01476-LS). Plaintiff filed a motion to remand. In December 2017, the Court denied plaintiff’s motion to remand and retained the case in federal court. In May, June and July 2017, additional shareholder derivative suits were filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in those cases are: Central Laborers’ Pension Fund (Case No. 17-cv-02187-LS); Firemen’s Retirement System of St. Louis (Case No. 17—cv-02317-LS); Waterford Township Police & Fire Retirement System (Case No. 17-cv-02595-LS); and Amalgamated Bank Longview Funds (Case No. 17-cv-03404-LS). The Fireman’s Retirement System case has since been voluntarily dismissed. The federal court consolidated all of the cases pending in the Eastern District of Pennsylvania and appointed co-lead plaintiffs and co-lead counsel. Lead Plaintiffs filed a consolidated, amended complaint. We filed a motion to dismiss the amended complaint.  In addition, a shareholder derivative case was filed in Chancery Court in Delaware by the Delaware County Employees’ Retirement Fund (Case No. 2017-0475-JTL). In December 2017, the Chancery Court stayed this case pending resolution of other contemporaneous matters. Each of these cases have named certain current and former members of the Board of Directors individually and certain officers of Universal Health Services, Inc. as defendants.  UHS has also been named as a nominal defendant in these cases. The derivative cases make substantially similar allegations and claims as the shareholder class action relating to practices at our behavioral health facilities and board and corporate oversight of these facilities as well as claims relating to the stock trading by the individual defendants and company repurchase of shares during the relevant time period. The cases make claims of breaches of fiduciary duties by the named board members and officers; alleged violations of federal securities laws; and common law causes of action against the individual defendants including unjust enrichment, corporate waste, abuse of control, constructive fraud and gross mismanagement. The cases seek monetary damages allegedly incurred by the company; restitution and disgorgement of profits, benefits and other compensation from the individual defendants and various forms of equitable relief relating to corporate governance matters. In August, 2019, the court granted our motion to dismiss. Plaintiffs subsequently filed a motion with the court seeking leave to file a second amended complaint.  In April, 2020, the court denied Plaintiffs motion to file a second amended complaint. Plaintiffs have filed an appeal with the 3d Circuit Court of Appeals. The defendants deny liability and intend to defend these cases vigorously. The parties have recently initiated settlement negotiations during the pendency of the appeal, however, we can provide no assurance that a settlement will be reached. We are uncertain as to potential liability or financial exposure, if any, which may be associated with these matters.

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

	Three months ended September 30, 2020
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$8,137,264	$2,487,568	$-	$10,624,832
Gross outpatient revenues	$4,128,549	$243,600	$-	$4,372,149
Total net revenues	$1,610,003	$1,299,591	$2,947	$2,912,541
Income/(loss) before allocation of corporate overhead and income taxes	$177,606	$252,532	$(106,874)	$323,264
Allocation of corporate overhead	$(55,980)	$(42,667)	$98,647	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$121,626	$209,865	$(8,227)	$323,264
Total assets as of September 30, 2020	$4,666,917	$6,898,757	$1,410,084	$12,975,758

	Nine months ended September 30, 2020
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$22,695,513	$7,298,466	$0	$29,993,979
Gross outpatient revenues	$12,204,970	$719,513	$0	$12,924,483
Total net revenues	$4,598,558	$3,864,823	$8,581	$8,471,962
Income/(loss) before allocation of corporate overhead and income taxes	$464,139	$746,980	$(361,414)	$849,705
Allocation of corporate overhead	$(167,936)	$(128,147)	$296,083	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$296,203	$618,833	$(65,331)	$849,705
Total assets as of September 30, 2020	$4,666,917	$6,898,757	$1,410,084	$12,975,758

	Three months ended September 30, 2019
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$7,004,832	$2,536,504	$0	$9,541,336
Gross outpatient revenues	$4,477,277	$257,690	$0	$4,734,967
Total net revenues	$1,528,535	$1,291,816	$2,102	$2,822,453
Income/(loss) before allocation of corporate overhead and income taxes	$148,085	$138,019	$(148,029)	$138,075
Allocation of corporate overhead	$(57,578)	$(41,651)	$99,229	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$90,507	$96,368	$(48,800)	$138,075
Total assets as of September 30, 2019	$4,395,259	$6,919,100	$280,042	$11,594,401

	Nine months ended September 30, 2019
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$21,220,471	$7,568,129	$0	$28,788,600
Gross outpatient revenues	$13,137,199	$792,929	$0	$13,930,128
Total net revenues	$4,575,088	$3,898,440	$8,484	$8,482,012
Income/(loss) before allocation of corporate overhead and income taxes	$528,455	$648,173	$(431,449)	$745,179
Allocation of corporate overhead	$(172,606)	$(124,936)	$297,542	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$355,849	$523,237	$(133,907)	$745,179
Total assets as of September 30, 2019	$4,395,259	$6,919,100	$280,042	$11,594,401
(a)

Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $156 million and $135 million for the three-month periods ended September 30, 2020 and 2019, respectively, and approximately $429 million and $415 million for the nine-month periods ended September 30, 2020 and 2019, respectively.  Total assets at our U.K. behavioral health care facilities were approximately $1.257 billion and $1.175 billion as of September 30, 2020 and 2019, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Basic and Diluted:
Net income attributable to UHS	$241,279	$97,190	$635,245	$569,678
Less: Net income attributable to unvested restricted share grants	(790)	(243)	(1,987)	(1,414)
Net income attributable to UHS – basic and diluted	$240,489	$96,947	$633,258	$568,264

Weighted average number of common shares - basic	84,672	87,952	85,172	89,288
Net effect of dilutive stock options and grants based on the treasury stock method	575	403	415	231
Weighted average number of common shares and equivalents - diluted	85,247	88,355	85,587	89,519
Earnings per basic share attributable to UHS:	$2.84	$1.10	$7.44	$6.36
Earnings per diluted share attributable to UHS:	$2.82	$1.10	$7.40	$6.35

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 7.1 million for the three months ended September 30, 2020 and 6.7 million for the nine months ended September 30, 2020. The excluded weighted-average stock options totaled 4.3 million for the three months ended September 30, 2019 and 6.6 million for the nine months ended September 30, 2019.  All classes of our common stock have the same dividend rights.

The decrease in our basic and diluted weighted number of common shares outstanding for the three and nine months ended September 30, 2020, as compared to the comparable prior year three and nine months, was due primarily to the impact of shares repurchased by us since January 1, 2019.

Stock-Based Compensation:

During the three-month periods ended September 30, 2020 and 2019, pre-tax compensation cost of $13.0 million and $14.9 million, respectively, was recognized related to outstanding stock options. During the nine-month periods ended September 30, 2020 and 2019, pre-tax compensation costs of $41.6 million and $45.4 million, respectively, was recognized related to outstanding stock options.  In addition, during the three-month periods ended September 30, 2020 and 2019, pre-tax compensation cost of approximately $2.5 million and $2.3 million (net of cancellations), respectively, was recognized related to restricted stock. During the nine-months periods ended September 30, 2020 and 2019, pre-tax compensation costs of approximately $7.3 million and $6.0 million (net of cancellations), respectively, was recognized related to restricted stock. As of September 30, 2020 there was approximately $113.6 million of unrecognized compensation cost related to unvested options and restricted stock awards and units which is expected to be recognized over the remaining weighted average vesting period of 2.4 years. There were 2,586,966 stock options granted during the first nine months of 2020 with a weighted-average grant date fair value of $14.57 per share.  There were 128,467 shares of restricted shares and restricted units granted during the first nine months of 2020 with a weighted-average grant date fair value of $69.03 per share.

The expense associated with stock-based compensation arrangements is a non-cash charge. In the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $49.9 million and $52.2 million during the nine month periods ended September 30, 2020 and 2019, respectively.

(9) Dispositions and acquisitions

Nine-month period ended September 30, 2020:

Acquisitions:

During the first nine months of 2020, we spent $52 million on the acquisition of businesses and property, consisting primarily of the real estate and other assets of a hospital located in Nevada.

Divestitures:

During the first nine months of 2020, we received $8 million from the sale of assets and businesses.

Nine-month period ended September 30, 2019:

Acquisitions:

During the first nine months of 2019, there were no acquisitions.

Divestitures:

During the first nine months of 2019, we received approximately $7 million from the divestiture of the real property of a previously closed behavioral health care facility

(10) Dividends

We declared and paid dividends of $17.3 million, or $.20 per share, during the first quarter of 2020.  As part of our various COVID-19 initiatives, we have suspended declaration and payments of quarterly dividends. We declared and paid dividends of $17.6 million, or $.20 per share, during the third quarter of 2019 and declared and paid dividends of $35.6 million during the nine-month period ended September 30, 2019.

(11) Income Taxes

Our effective income tax rates were 24.5% and 26.9% during the three-month periods ended September 30, 2020, and 2019, respectively, and 24.1% and 22.2% during the nine-month periods ended September 30, 2020, and 2019, respectively.  The decrease in the effective tax rate during the three-month period ended September 30, 2020, as compared to the comparable quarter of 2019, was primarily due to the $6 million unfavorable adjustment related to the non-deductible DOJ Reserve recorded in the third quarter of 2019 offset by $3 million tax expense attributable to employee share-based payments during the third quarter of 2020.  The increase in the effective tax rate during the nine-month period ended September 30, 2020, as compared with the same period in 2019, was primarily due to a tax expense (benefit) from employee share-based payments of $4 million expense and $12 million benefit during the nine month periods ended September 30, 2020 and 2019, respectively and a $4 million increase resulting from a favorable adjustment to the income tax provision related to the effects of a change in state tax law enacted during 2019 offset by $6 million unfavorable adjustment related to the non-deductible DOJ Reserve recorded in the third quarter of 2019.

The global intangible low-taxed income (“GILTI”) provisions from the TCJA-17 require the inclusion of the earnings of certain foreign subsidiaries in excess of an acceptable rate of return on certain assets of the respective subsidiaries in our U.S. tax return for tax years beginning after December 31, 2017.  An accounting policy election was made during 2018 to treat taxes related to GILTI as a period cost when the tax is incurred. We recorded a GILTI tax provision of zero and less than $1 million for the nine months ended September 30, 2020 and 2019, respectfully.

As of January 1, 2020, our unrecognized tax benefits were approximately $2 million. The amount, if recognized, that would favorably affect the effective tax rate is approximately $2 million. During the nine months ended September 30, 2020, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of September 30, 2020, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for 2017 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months.  It is reasonably possible that the amount of uncertain tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

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

The following table disaggregates our revenue by major source for the three and nine month periods ended September 30, 2020 and 2019 (in thousands):

	For the three months ended September 30, 2020
	Acute Care		Behavioral Health		Other	Total
Medicare	$319,259	20%	$120,691	9%		$439,950	15%
Managed Medicare	234,169	15%	62,618	5%		296,787	10%
Medicaid	160,671	10%	159,756	12%		320,427	11%
Managed Medicaid	126,979	8%	316,683	24%		443,662	15%
Managed Care (HMO and PPOs)	585,333	36%	321,719	25%		907,052	31%
UK Revenue	0	0%	155,323	12%		155,323	5%
Other patient revenue and adjustments, net	56,188	3%	127,322	10%		183,510	6%
Other non-patient revenue (a)	127,404	8%	35,479	3%	2,947	165,830	6%
Total Net Revenue	$1,610,003	100%	$1,299,591	100%	$2,947	2,912,541	100%

	For the nine months ended September 30, 2020
	Acute Care		Behavioral Health		Other	Total
Medicare	$909,594	20%	$346,879	9%		$1,256,473	15%
Managed Medicare	638,931	14%	181,835	5%		820,766	10%
Medicaid	420,082	9%	488,864	13%		908,946	11%
Managed Medicaid	358,770	8%	900,105	23%		1,258,875	15%
Managed Care (HMO and PPOs)	1,558,765	34%	955,530	25%		2,514,295	30%
UK Revenue	0	0%	428,795	11%		428,795	5%
Other patient revenue and adjustments, net	198,983	4%	371,517	10%		570,500	7%
Other non-patient revenue (a)	513,433	11%	191,298	5%	8,581	713,312	8%
Total Net Revenue	$4,598,558	100%	$3,864,823	100%	$8,581	$8,471,962	100%

	For the three months ended September 30, 2019
	Acute Care		Behavioral Health		Other	Total
Medicare	$333,777	22%	$143,514	11%		$477,291	17%
Managed Medicare	197,993	13%	60,801	5%		258,794	9%
Medicaid	148,570	10%	168,871	13%		317,441	11%
Managed Medicaid	133,906	9%	278,888	22%		412,794	15%
Managed Care (HMO and PPOs)	554,341	36%	324,140	25%		878,481	31%
UK Revenue	0	0%	134,905	10%		134,905	5%
Other patient revenue and adjustments, net	45,918	3%	130,964	10%		176,882	6%
Other non-patient revenue	114,030	7%	49,733	4%	2,102	165,865	6%
Total Net Revenue	$1,528,535	100%	$1,291,816	100%	$2,102	$2,822,453	100%

	For the nine months ended September 30, 2019
	Acute Care		Behavioral Health		Other	Total
Medicare	$988,746	22%	$420,218	11%		$1,408,964	17%
Managed Medicare	618,756	14%	167,212	4%		785,968	9%
Medicaid	391,762	9%	525,350	13%		917,112	11%
Managed Medicaid	413,607	9%	821,413	21%		1,235,020	15%
Managed Care (HMO and PPOs)	1,690,889	37%	1,018,739	26%		2,709,628	32%
UK Revenue	0	0%	415,407	11%		415,407	5%
Other patient revenue and adjustments, net	133,962	3%	381,345	10%		515,307	6%
Other non-patient revenue	337,366	7%	148,756	4%	8,484	494,606	6%
Total Net Revenue	$4,575,088	100%	$3,898,440	100%	$8,484	$8,482,012	100%

(a) Acute Care includes CARES Act and other grant income of $4 million and $161 million recorded in the three and nine-months periods ended September 30, 2020, respectively.  Behavioral Health includes the reversal of CARES Act and other grant income of $9 million and CARES Act and other grant income of $52 million recorded in the three and nine-months periods ended September 30, 2020, respectively.  As an accounting policy election, we have utilized ASC 958 by analogy to recognize funds received under the CARES Act from the Provider Relief Fund as revenue, given no direct authoritative guidance available to for-profit organizations to recognize revenue for government contributions and grants.

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

Supplemental cash flow information related to leases for the nine-month periods ended September 30, 2020 and 2019 are as follows (in thousands):

	Nine months ended September 30,
	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$84,351	$79,598
Operating cash flows from finance leases	$1,431	$1,589
Financing cash flows from finance leases	$1,918	$1,435

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$47,679	$364,453

Included in the $364 million of right-of-use assets obtained in exchange for operating lease obligations is $14.0 million new operating leases entered into during the nine-month period ended September 30, 2019.

(14) Recent Accounting Standards

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses," which introduced new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments. Instruments in scope include loans, held-to-maturity debt securities, and net investments in leases as well as reinsurance and trade receivables. In November 2018, the FASB issued ASU 2018-19, which clarifies that operating lease receivables are outside the scope of the new standard. The standard was be effective for us in fiscal years beginning after December 15, 2019. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January, 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment” (“ASU 2017-04”), which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  ASU 2017-04 was effective for the annual and interim periods beginning January 1, 2020 with early adoption permitted, and applied prospectively.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU is intended to provide temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. This guidance was effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance may have on our consolidated financial statements.

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

As of September 30, 2020, we owned and/or operated 356 inpatient facilities and 41 outpatient and other facilities including the following located in 37 states, Washington, D.C., the United Kingdom and Puerto Rico:

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

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 55% and 54% during the three-month periods ended September 30, 2020 and 2019, respectively, and 54% during each of the nine-month periods ended September 30, 2020 and 2019. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 45% and 46% of our consolidated net revenues during the three-month periods ended September 30, 2020 and 2019, respectively, and 46% during each of the nine-month periods ended September 30, 2020 and 2019.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $155 million and $135 million during the three-month periods ended September 30, 2020 and 2019, respectively, and $429 million and $415 million during the nine-month periods ended September 30, 2020 and 2019, respectively. Total assets at our U.K. behavioral health care facilities were approximately $1.257 billion as of September 30, 2020 and $1.270 billion as of December 31, 2019.

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

Forward-Looking Statements and Risk Factors

You should carefully review the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. This Quarterly Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.  In evaluating those statements, you should specifically consider various factors, including the risks related to healthcare industry trends and those set forth in Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-

Forward Looking Statements and Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, in Item 1A. Risk Factors and in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements and Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements and Risk Factors as included herein.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•

we are subject to risks associated with public health threats and epidemics, including the health concerns relating to the COVID-19 pandemic. In January 2020, the Centers for Disease Control and Prevention (“CDC”) confirmed the spread of the disease to the United States.  In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic.  The federal government has declared COVID-19 a national emergency, as many federal and state authorities have implemented aggressive measures to “flatten the curve” of confirmed individuals diagnosed with COVID-19 in an attempt to curtail the spread of the virus and to avoid overwhelming the health care system;

•

the COVID-19 pandemic has adversely impacted and is likely to further adversely impact us, our employees, our patients, our vendors and supply chain partners, and financial institutions, which could have a material adverse effect on our business, results of operations and financial condition. In an effort to slow the spread of the disease, in March, April and May, most state and local governments mandated general “shelter-in-place” orders or other similar restrictions that require or strongly encourage social distancing and, face coverings, and that have closed or limited non-essential business activities. While some of these restrictions have been eased across the United States and most states have lifted moratoriums on elective surgeries and procedures, some restrictions remain in place, and some state and local governments are re-imposing certain restrictions due to increasing rates of COVID-19 cases.  While such measures are expected to assist in responding to the recent outbreak, self-quarantines, shelter-in-place orders, and suspension of voluntary procedures and surgeries have had and will likely have an adverse impact on the operations and financial position of health care provider systems due to increased costs, actual reduction and potential reduction in overall patient volume, and shifts in payor mix. Even if such actions help reduce the rate of increase in COVID-19 cases in the near term, they may prove to be ineffective in reducing the total number of cases. The extent to which the COVID-19 pandemic and measures taken in response thereto impact our business, results of operations and financial condition will depend on numerous factors and future developments, most of which are beyond our control or ability to predict. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change.  We are not able to fully quantify the impact that these factors will have on our future financial results, but expect developments related to the COVID-19 pandemic to materially affect our financial performance in 2020.  Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts on our financial condition and our results of operations as a result of its macroeconomic impact, including any recession that has occurred or may occur in the future, and many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 may be heightened;

•

the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), a stimulus package signed into law on March 27, 2020, authorizes $100 billion in grant funding to hospitals and other healthcare providers to be distributed through the Public Health and Social Services Emergency Fund (the “PHSSEF”).  These funds are not required to be repaid provided the recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using PHSSEF funds to reimburse expenses or losses that other sources are obligated to reimburse. However, since the expenses and losses will be ultimately measured over the life of the COVID-19 pandemic, potential retrospective unfavorable adjustments in future periods, of funds recorded as revenues in prior periods, could occur. The U.S. Department of Health and Human Services (“HHS”) initially distributed $30 billion of this funding based on each provider’s share of total Medicare fee-for-service reimbursement in 2019.  Subsequently, HHS distributed $50 billion in CARES Act funding (including the $30 billion already distributed) would be allocated proportional to providers’ share of 2018 net patient revenue. We have received payments from these initial distributions of the PHSSEF as disclosed herein.  HHS has indicated that distributions of the remaining $50 billion will be targeted primarily to hospitals in COVID-19 high impact areas, to rural providers, safety net hospitals and certain Medicaid providers and to reimburse providers for COVID-19-related treatment of uninsured patients. We have received payments from these targeted distributions of the PHSSEF, as disclosed herein. The CARES Act also makes other forms of financial assistance available to healthcare providers, including through Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which makes available accelerated payments of Medicare funds in order to increase cash flow to providers.  On April 26, 2020, CMS announced it was reevaluating and temporarily suspending the Accelerated and Advance Payment Program in light of the availability of the PHSSEF and the significant funds available through other programs.  We have received accelerated payments under this program as disclosed herein. The Paycheck Protection Program and Health Care Enhancement Act (the “PPPHCE Act”), a stimulus package signed into law on April 24, 2020, includes additional emergency appropriations for COVID-19 response, including $75 billion to be distributed to eligible providers through the PHSSEF.  Recipients will not be required to repay the government for funds received, provided they comply with HHS-defined terms and conditions. There is a high degree of uncertainty surrounding the implementation of the CARES Act and the PPPHCE Act, and the federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact.  There can be no assurance as to the total amount of financial and other types of assistance we will receive under the CARES Act and the PPPHCE Act, and it is difficult to predict the impact of such legislation on our operations or how they will affect operations of our competitors.  Moreover, we are unable to assess the extent to which anticipated negative impacts on us arising from the COVID-19 pandemic will be offset by amounts or benefits received or to be received under the CARES Act and the PPPHCE Act;

•	our ability to comply with the existing laws and government regulations, and/or changes in laws and government regulations;
•

an increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. Legislation has already been enacted that has eliminated the penalty for failing to maintain health coverage that was part of the original Patient Protection and Affordable Care Act (the “Legislation”). President Trump has taken executive actions: (i) requiring all federal agencies with authorities and responsibilities under the Legislation to “exercise all authority and discretion available to them to waiver, defer, grant exemptions from, or delay” parts of the Legislation that place “unwarranted economic and regulatory burdens” on states, individuals or health care providers; (ii) the issuance of a final rule in June, 2018 by the Department of Labor to enable the formation of association health plans that would be exempt from certain Legislation requirements such as the provision of essential health benefits; (iii) the issuance of a final rule in August, 2018 by the Department of Labor, Treasury, and Health and Human Services to expand the availability of short-term, limited duration health insurance, (iv) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level; (v) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans; (vi) the issuance of a final rule in June, 2019 by the Departments of Labor, Treasury, and Health and Human Services that would incentivize the use of health reimbursement arrangements by employers to permit employees to purchase health insurance in the individual market, and; (vii) the issuance of a final rule intended to increase transparency of healthcare price and quality information.  The uncertainty resulting from these Executive Branch policies has led to reduced Exchange enrollment in 2018, 2019 and 2020 and is expected to further worsen the individual and small group market risk pools in future years.  It is also anticipated that these and future policies may create additional cost and reimbursement pressures on hospitals, including ours. In addition, while attempts to repeal the entirety of the Legislation have not been successful to date, a key provision of the Legislation was repealed as part of the Tax Cuts and Jobs Act and on December 14, 2018, a federal U.S. District Court Judge in Texas ruled the entire Legislation is unconstitutional.  That ruling was appealed and on December 18, 2019, the Fifth Circuit Court of Appeals voted 2-1 to strike down the Legislation individual mandate as unconstitutional and sent the case back to the U.S. District Court in Texas to determine which Legislation provisions should be stricken with the mandate or whether the entire law is unconstitutional without the individual mandate. On March 2, 2020, the U.S. Supreme Court agreed to hear, during the 2020-2021 term, two consolidated cases, filed by the State of California and the United States House of Representatives, asking the Supreme Court to review the ruling by the Fifth Circuit Court of Appeals. Oral argument is scheduled to be heard on November 10, 2020, and a ruling is not expected until 2021. The Legislation will remain law while the case proceeds through the appeals process; however, the case creates additional uncertainty as to whether any or all of the Legislation could be struck down, which creates operational risk for the health care industry. We are unable to predict the final outcome of this matter which has caused greater uncertainty regarding the future status of the Legislation. If all or any parts of the Legislation are ultimately found to be unconstitutional, it could have a material adverse effect on our business, financial condition and results of operations. See below in Sources of Revenue and Health Care Reform for additional disclosure;

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
•

although we are unable to quantify the ultimate impact of the cyberattack that we experienced in late September, 2020, that incident could have an adverse effect on our future results of operations (see below in Results of Operations-Information Technology Incident for additional disclosure);

•

a heightened risk of cybersecurity threats, including ransomware attacks targeting healthcare providers, that if successful could have a material adverse effect on our business. Any costs that we incur as a result of a data security incident or breach, including costs to update our security protocols to mitigate such an incident or breach could be significant. Any breach or failure in our operational security systems can result in loss of data or an unauthorized disclosure of or access to sensitive or confidential member or protected personal or health information and could result in significant penalties or fines, litigation, loss of customers, significant damage to our reputation and business, and other losses;

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts net revenues in future periods. Although the patient’s ultimate eligibility determination may result in adjustments to net revenues, these adjustments did not have a material impact on our results of operations during the three and nine-month periods ended September 30, 2020 or 2019 since our facilities make estimates at each financial reporting period to adjust revenue based on historical collections.  Under ASC 605, these estimates were reported in the provision for doubtful accounts.

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

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three and nine-month periods ended September 30, 2020 and 2019:

Uncompensated care:

Amounts in millions	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2020	%	2019	%	2020	%	2019	%
Charity care	$148	27%	$152	26%	$511	30%	$438	27%
Uninsured discounts	410	73%	424	74%	1,221	70%	1,157	73%
Total uncompensated care	$558	100%	$576	100%	$1,732	100%	$1,595	100%

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Amounts in millions	2020	2019	2020	2019
Estimated cost of providing charity care	$17	$18	$60	$51
Estimated cost of providing uninsured discounts related care	47	50	142	133
Estimated cost of providing uncompensated care	$64	$68	$202	$184

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

The total accrual for our professional and general liability claims and workers’ compensation claims was $352 million as of September 30, 2020, of which $96 million is included in current liabilities. The total accrual for our professional and general liability claims and workers’ compensation claims was $323 million as of December 31, 2019, of which $82 million is included in current liabilities.

Recent Accounting Standards: For a summary of accounting standards, please see Note 14 to the Consolidated Financial Statements, as included herein.

Results of Operations

COVID-19

The impact of the COVID-19 pandemic, which began during the second half of March, 2020, has had a material unfavorable effect on our operations and financial results since that time, before giving effect to the revenues recorded in connection with the CARES Act and other governmental grants as discussed below. Patient volumes at both our acute care and behavioral health care facilities were most significantly reduced in March and April. Our acute care and behavioral health facilities began experiencing gradual and continued improvement in patient volumes since May as various states eased stay-at-home restrictions and acute care hospitals were permitted to resume elective surgeries and procedures.  Although many of our acute care and behavioral health facilities are located in states that have continued to experience intermittent increases in COVID-19 infections, non-COVID-19 patient volumes at our hospitals have not been as dramatically impacted in recent months by increases experienced from time-to-time in COVID-19 patient volumes. We believe that the adverse impact that COVID-19 will have on our future operations and financial results will depend upon many factors, most of which are beyond our capability to control or predict.

CARES Act and Other Governmental Grants and Medicare Accelerated Payments:

As of September 30, 2020, we have received an aggregate of $1.091 billion as follows:

•	Approximately $396 million of funds received from various governmental stimulus programs, most notably the PHSSEF, as provided for by the CARES Act.
o

Included in our net income attributable to UHS for the three-month period ended September 30, 2020, was an unfavorable impact of approximately $5 million resulting from a reversal of previously recorded CARES Act and other grant income revenues of approximately $5 million.  During the third quarter of 2020, approximately $4 million of grant income revenues were recorded by our acute care services, while our behavioral health services reversed approximately $9 million of previously recorded CARES Act and other grant income revenues.

o

Included in our reported and adjusted net income attributable to UHS for the nine-month period ended September 30, 2020, was the favorable impact of approximately $157 million resulting from the recording of approximately $213 million of CARES Act and other grant income revenues.  Approximately $161 million of the grant income revenues were attributable to our acute care services and approximately $52 million were attributable to our behavioral health care services.

o

As of September 30, 2020, approximately $183 million of these funds remain in the Medicare accelerated payments and deferred CARES Act and other grants liability account in our condensed consolidated balance sheet.

•

Approximately $695 million of Medicare accelerated payments received. Pursuant to legislation enacted on October 1, 2020, these funds are required to be repaid to the government beginning in the second quarter of 2021 through the third quarter of 2022 through withholding of future Medicare revenues earned during those periods. There was no impact on our earnings during the three and nine-month periods ended September 30, 2020 in connection with receipt of these funds. As of September 30, 2020, the funds are included in the Medicare accelerated payments and deferred CARES Act and other grants liability account in our condensed balance sheet.

We recognized grant income net revenues related to the CARES Act and other governmental grant funding based on information available at September 30, 2020 based upon laws and regulations governing the funding as well as interpretations issued by HHS.  In October 2020, HHS issued new reporting requirements for the CARES Act funding. Due to these new reporting requirements and various interpretations, there is a reasonable possibility that amounts recorded under CARES Act funding will change in future periods.

Please see Sources of Revenue- 2019 Novel Coronavirus Disease Medicare and Medicaid Payment Related Legislation below for additional disclosure.

Information Technology Incident:

As previously disclosed on September 29, 2020, we experienced an information technology security incident in the early morning hours of September 27, 2020.  As a result of this cyberattack, we suspended user access to our information technology applications related to operations located in the United States. While our information technology applications were offline, patient care was delivered safely and effectively at our facilities across the country utilizing established back-up processes, including offline documentation methods.

Since that time, our information technology applications have been restored at our acute care and behavioral health hospitals, as well as at the corporate level, thereby re-establishing connections to all major systems and applications, including electronic medical records, laboratory and pharmacy systems. With the back-loading of data substantially complete at this point, our hospitals are resuming normal operations.

We have worked diligently with our information technology security partners to restore our information technology infrastructure and business operations as quickly as possible.  In parallel, we immediately began investigating the nature and potential impact of the security incident and engaged third-party information technology and forensic vendors to assist. Although the investigation remains ongoing, no evidence of unauthorized access, copying or misuse of any patient or employee data has been identified to date.

Although we are unable to quantify the ultimate impact of this information technology incident, it could have an adverse effect on our future results of operations

Financial results for the three-month periods ended September 30, 2020 and 2019:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended September 30, 2020 and 2019 (dollar amounts in thousands):

	Three months ended September 30, 2020		Three months ended September 30, 2019
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$2,912,541	100.0%	$2,822,453	100.0%
Operating charges:
Salaries, wages and benefits	1,406,348	48.3%	1,408,226	49.9%
Other operating expenses	666,665	22.9%	762,174	27.0%
Supplies expense	335,409	11.5%	313,936	11.1%
Depreciation and amortization	125,961	4.3%	121,528	4.3%
Lease and rental expense	28,488	1.0%	27,660	1.0%
Subtotal-operating expenses	2,562,871	88.0%	2,633,524	93.3%
Income from operations	349,670	12.0%	188,929	6.7%
Interest expense, net	24,575	0.8%	41,447	1.5%
Other (income) expense, net	1,831	0.1%	9,407	0.3%
Income before income taxes	323,264	11.1%	138,075	4.9%
Provision for income taxes	79,172	2.7%	37,205	1.3%
Net income	244,092	8.4%	100,870	3.6%
Less: Income attributable to noncontrolling interests	2,813	0.1%	3,680	0.1%
Net income attributable to UHS	$241,279	8.3%	$97,190	3.4%

Net revenues increased 3.2%, or $90 million, to $2.91 billion during the three-month period ended September 30, 2020 as compared to $2.82 billion during the third quarter of 2019. The net increase was primarily attributable to: (i) a $97 million or 3.5% increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods (which we refer to as “same facility”), and; (ii) $7 million of other combined net decreases. As discussed above, our net revenues during the three-month period ended September 30, 2020 included the unfavorable impact of approximately $5 million resulting from the reversal of net revenues previously recorded in connection with various governmental stimulus programs, most notably the CARES, Act.

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $185 million to $323 million during the three-month period ended September 30, 2020 as compared to $138 million during the comparable quarter of 2019. The $185 million net increase was due to:

•

an increase of $30 million at our acute care facilities, as discussed below in Acute Care Hospital Services, including the favorable impact of approximately $28 million of net revenues recorded during the third quarter of 2020 in connection with the California Medicaid supplemental program (approximately $11 million of these revenues were attributable to the first nine months of 2020 and approximately $17 million were attributable to prior years);

•

an increase of $17 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, excluding the impact of a $98 million provision for asset impairment recorded during the third quarter of 2019;

•	an increase of $98 million due to a provision for asset impairment recorded during the third quarter of 2019 in connection with Foundations Recovery Network, L.L.C.;
•	an increase of $17 million due to a decrease in interest expense due primarily to lower average outstanding borrowings and a decrease in the average cost of borrowings;
•

an increase of $12 million due to a decrease in the unrealized loss resulting from a decrease in the market value of shares of certain marketable securities held for investment and classified as available for sale ($3 million unrealized loss recorded during the third quarter of 2020 as compared to $15 million unrealized loss recorded during the third quarter of 2019);

•	$11 million of other combined net increases.

Net income attributable to UHS increased $144 million to $241 million during the three-month period ended September 30, 2020 as compared to $97 million during the comparable prior year quarter. This increase was attributable to:

•	a $185 million increase in income before income taxes, as discussed above;
•	an increase of $1 million due to a decrease in income attributable to noncontrolling interests, and;
•

a decrease of $42 million resulting from an increase in the provision for income taxes due primarily to: (i) the income tax provision recorded in connection with the $185 million increase in pre-tax income; (ii) a $5 million increase in the provision for income taxes recorded in connection with our adoption of ASU 2016-09; partially offset by; (iii) a $6 million decrease in the provision for income taxes due the recording, during the third quarter of 2019, of the non-deductible portion of the net federal and state income taxes due on the settlement finalized in July, 2020 with the Department of Justice, Civil Division.

Financial results for the nine-month periods ended September 30, 2020 and 2019:

The following table summarizes our results of operations and is used in the discussion below for the nine-month periods ended September 30, 2020 and 2019 (dollar amounts in thousands):

	Nine months ended September 30, 2020		Nine months ended September 30, 2019
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$8,471,962	100.0%	$8,482,012	100.0%
Operating charges:
Salaries, wages and benefits	4,147,027	49.0%	4,157,253	49.0%
Other operating expenses	1,982,202	23.4%	2,079,518	24.5%
Supplies expense	936,808	11.1%	927,256	10.9%
Depreciation and amortization	376,563	4.4%	362,736	4.3%
Lease and rental expense	84,967	1.0%	80,320	0.9%
Subtotal-operating expenses	7,527,567	88.9%	7,607,083	89.7%
Income from operations	944,395	11.1%	874,929	10.3%
Interest expense, net	86,399	1.0%	123,574	1.5%
Other (income) expense, net	8,291	0.1%	6,176	0.1%
Income before income taxes	849,705	10.0%	745,179	8.8%
Provision for income taxes	204,649	2.4%	165,646	2.0%
Net income	645,056	7.6%	579,533	6.8%
Less: Income attributable to noncontrolling interests	9,811	0.1%	9,855	0.1%
Net income attributable to UHS	$635,245	7.5%	$569,678	6.7%

Net revenues decreased 0.1%, or $10 million, to $8.47 billion during the nine-month period ended September 30, 2020 as compared to $8.48 billion during the first nine months of 2019. The net decrease was primarily attributable to: (i) a $29 million or 0.3% increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods, on a same facility basis, and; (ii) $39 million of other combined net decreases, including a $14 million reduction in provider tax assessments which had no impact on net income attributable to UHS as reflected above since the amounts offset between net revenues and other operating expenses.  As discussed above, included in our net revenues during the nine-month period ended September 30, 2020 was approximately $213 million of net revenues recorded in connection with various governmental stimulus programs, most notably the CARES, Act.

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $105 million to $850 million during the nine-month period ended September 30, 2020 as compared to $745 million during the first nine months of 2019. The $105 million net increase was due to:

•

a decrease of $64 million at our acute care facilities, as discussed below in Acute Care Hospital Services, including the favorable impact of approximately $28 million of net revenues recorded during the first nine months of 2020 in connection with the California Medicaid supplemental program (approximately $11 million of these revenues were attributable to the first nine months of 2020 and approximately $17 million were attributable to prior years);

•

an increase of $1 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, excluding the impact of a $98 million provision for asset impairment recorded during the third quarter of 2019;

•	an increase of $98 million due to a provision for asset impairment recorded during the first nine months of 2019 in connection with Foundations Recovery Network, L.L.C.;
•	an increase of $37 million due to a decrease in interest expense due primarily to lower average outstanding borrowings and a decrease in the average cost of borrowings;
•

an increase of $11 million due to an increase recorded during the first nine months of 2019 to the reserve previously established in connection with the settlement finalized in July, 2020 with the Department of Justice, Civil Division, and;

•	$22 million of other combined net increases.

Net income attributable to UHS increased $66 million to $635 million during the nine-month period ended September 30, 2020 as compared to $570 million during the comparable prior year period. This increase was attributable to:

•	an $105 million decrease in income before income taxes, as discussed above, and;
•

a decrease of $39 million resulting from an increase in the provision for income taxes due primarily to: (i) an increase in the provision for income taxes resulting from the income tax provision recorded in connection with the $105 million increase in pre-tax income; (ii) an increase in the provision for income taxes of $17 million resulting from an unfavorable change resulting from the adoption of ASU 2016-09, which increased our provision for income taxes by $4 million during the first nine months of 2020 and decreased our provision for income taxes by $12 million during the first nine months of 2019, partially offset by; (iii) a $6 million decrease in the provision for income taxes due the recording, during the first nine months of 2019, of the non-deductible portion of the net federal and state income taxes due on the settlement finalized in July, 2020 with the Department of Justice, Civil Division.

Increase to self-insured professional and general liability reserves:

Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimates of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. As a result of unfavorable trends recently experienced, during the three and nine-month periods ended September 30, 2020, we recorded increases of $5 million and $25 million, respectively, to our reserves for self-insured professional and general liability claims.  For the nine-month periods ended September 30, 2020, approximately $19 million of the increase to our reserves for self-insured professional and general liability claims is included in our same facility basis acute care hospitals services’ results, as reflected below, and approximately $6 million is included in our behavioral health services’ results.

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

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussion below for the three and nine-month periods ended September 30, 2020 and 2019 (dollar amounts in thousands):

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,585,142	100.0%	$1,502,891	100.0%	$4,528,364	100.0%	$4,493,296	100.0%
Operating charges:
Salaries, wages and benefits	660,610	41.7%	653,792	43.5%	1,909,216	42.2%	1,897,144	42.2%
Other operating expenses	366,754	23.1%	344,681	22.9%	1,086,669	24.0%	1,017,833	22.7%
Supplies expense	283,829	17.9%	263,462	17.5%	781,778	17.3%	777,309	17.3%
Depreciation and amortization	78,388	4.9%	76,318	5.1%	234,756	5.2%	226,489	5.0%
Lease and rental expense	17,641	1.1%	16,235	1.1%	50,224	1.1%	45,270	1.0%
Subtotal-operating expenses	1,407,222	88.8%	1,354,488	90.1%	4,062,643	89.7%	3,964,045	88.2%
Income from operations	177,920	11.2%	148,403	9.9%	465,721	10.3%	529,251	11.8%
Interest expense, net	205	0.0%	305	0.0%	1,339	0.0%	828	0.0%
Other (income) expense, net	-	—	13	0.0%	0	—	(32)	(0.0)%
Income before income taxes	$177,715	11.2%	$148,085	9.9%	$464,382	10.3%	$528,455	11.8%

Three-month periods ended September 30, 2020 and 2019:

During the three-month period ended September 30, 2020, as compared to the comparable prior year quarter, net revenues from our acute care hospital services, on a same facility basis, increased $82 million or 5.5%. Income before income taxes (and before income attributable to noncontrolling interests) increased $30 million, or 20%, amounting to $178 million or 11.2% of net revenues during the third quarter of 2020 as compared to $148 million or 9.9% of net revenues during the third quarter of 2019.

During the three-month period ended September 30, 2020, excluding the impact of the $4 million of governmental stimulus program revenues recorded during the third quarter of 2020, net revenue per adjusted admission increased 26.2% while net revenue per adjusted patient day increased 6.0%, as compared to the comparable quarter of 2019. During the three-month period ended September 30, 2020, as compared to the comparable prior year quarter, inpatient admissions to our acute care hospitals decreased 9.6% and adjusted admissions (adjusted for outpatient activity) decreased 17.3%. Patient days at these facilities increased 7.6% and adjusted patient days decreased 1.6% during the three-month period ended September 30, 2020 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities increased to 5.4 days during the third quarter of 2020 as compared to 4.5 days during the third quarter of 2019. The occupancy rate, based on the average available beds at these facilities, was 67% and 63% during the three-month periods ended September 30, 2020 and 2019, respectively.

Included in our acute care hospital services net revenues and income before income taxes for the three and nine-month periods ended September 30, 2020, was approximately $28 million of net revenues recorded in connection with the California Medicaid supplemental payment program as disclosed below in Sources of Revenue- California SPA. Approximately $11 million of these supplemental revenues were attributable to the first nine months of 2020 and approximately $17 million were attributable to prior years.

Beginning in mid-March of 2020, the incidence of COVID-19 and suspected COVID-19 cases increased in our acute care facilities and, correspondingly, the volume of non COVID-19 patients declined significantly. These declines in patient volumes generally continued into the first half of April. Beginning with the second half of April, our admission and patient day metrics began to rebound. By the first half of May, local authorities had lifted restrictions on elective surgeries and other procedures and those volumes began to rebound sharply, as well. Emergency room visits, while also gradually improving, have been recovering at a slower pace. However, as indicated by the increased average length of inpatient stay, increased patients days despite decreased inpatient admissions, and increased net revenue per adjusted admission and adjusted patient day, acuity of our patient population suggests, at least in part, that the more acutely ill patients tended to return to the emergency rooms and the less acute patients may be continuing to avoid hospital care. In late June and continuing throughout the third quarter, most of our hospitals experienced a second wave of COVID-19 cases, although to date this second wave has not been accompanied by the same magnitude of non-COVID-19 case declines that we experienced in the first wave in the March/April timeframe. Generally, our acute care hospitals were able to better prepare for this second wave with greater intensive care unit and isolation room capacity as well as more ample inventories of personal protective equipment.

Nine-month periods ended September 30, 2020 and 2019:

During the nine-month period ended September 30, 2020, as compared to the comparable prior year period, net revenues from our acute care hospital services, on a same facility basis, increased $35 million or 0.8%. Income before income taxes (and before income attributable to noncontrolling interests) decreased $64 million, or 12%, to $464 million or 10.3% of net revenues during the first nine months of 2020 as compared to $528 million or 11.8% of net revenues during the first nine months of 2019. As mentioned above, approximately $19 million of the $25 million increase to our reserves for self-insured professional and general liability claims, as recorded during the first nine months of 2020, is included in our same facility basis acute care hospitals services’ results.

As also mentioned above, included in our acute care hospital services’ revenues during the first nine months of 2020 was approximately $161 million of net revenues recorded in connection with funds received from various governmental stimulus programs, most notably the CARES Act. Excluding these governmental stimulus program revenues from the first nine months of 2020, net revenues from our acute care hospital services, on a same facility basis, decreased $126 million or 2.8% during the first nine months of 2020, as compared to the comparable period of 2019.

During the nine-month period ended September 30, 2020, excluding the impact of the $161 million of governmental stimulus program revenues recorded during the first nine months of 2020, net revenue per adjusted admission increased 13.8% while net revenue per adjusted patient day increased 3.0%, as compared to the comparable period of 2019. During the nine-month period ended September 30, 2020, as compared to the comparable prior year period, inpatient admissions to our acute care hospitals decreased 10.5% and adjusted admissions decreased 15.4%. Patient days at these facilities decreased 1.2% and adjusted patient days decreased 6.6% during the nine-month period ended September 30, 2020 as compared to the comparable prior year period. The average length of inpatient stay at these facilities increased to 5.0 days during the first nine months of 2020, as compared to 4.5 days during the first nine months of 2019. The occupancy rate, based on the average available beds at these facilities, was 62% and 64% during the nine-month periods ended September 30, 2020 and 2019, respectively.

All Acute Care Hospitals

The following table summarizes the results of operations for all our acute care operations during the three and nine-month periods ended September 30, 2020 and 2019. These amounts include: (i) our acute care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including, if applicable, the results of recently acquired/opened ancillary facilities and businesses. Dollar amounts below are reflected in thousands.

	Three months ended September 30, 2020		Three months ended September 30, 2019		Nine months ended September 30, 2020		Nine months ended September 30, 2019
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,610,003	100.0%	$1,528,535	100.0%	$4,598,558	100.0%	$4,575,088	100.0%
Operating charges:
Salaries, wages and benefits	660,694	41.0%	653,792	42.8%	1,909,415	41.5%	1,897,144	41.5%
Other operating expenses	391,642	24.3%	370,325	24.2%	1,156,909	25.2%	1,099,625	24.0%
Supplies expense	283,827	17.6%	263,462	17.2%	781,776	17.0%	777,309	17.0%
Depreciation and amortization	78,388	4.9%	76,318	5.0%	234,756	5.1%	226,489	5.0%
Lease and rental expense	17,641	1.1%	16,235	1.1%	50,224	1.1%	45,270	1.0%
Subtotal-operating expenses	1,432,192	89.0%	1,380,132	90.3%	4,133,080	89.9%	4,045,837	88.4%
Income from operations	177,811	11.0%	148,403	9.7%	465,478	10.1%	529,251	11.6%
Interest expense, net	205	0.0%	305	0.0%	1,339	0.0%	828	0.0%
Other (income) expense, net	-	—	13	0.0%	-	—	(32)	(0.0)%
Income before income taxes	$177,606	11.0%	$148,085	9.7%	$464,139	10.1%	$528,455	11.6%

Three-month periods ended September 30, 2020 and 2019:

During the three-month period ended September 30, 2020, as compared to the comparable prior year quarter, net revenues from our acute care hospital services increased $81 million or 5.3% to $1.61 billion as compared to $1.53 billion due primarily to the $82 million, or 5.5%, increase same facility revenues, as discussed above.

Income before income taxes increased $30 million, or 20%, to $178 million or 11.0% of net revenues during the third quarter of 2020 as compared to $148 million or 9.7% of net revenues during the third quarter of 2019. The $30 million increase in income before income taxes from our acute care hospital services resulted from the increase in income before income taxes at our hospitals, on a same facility basis, as discussed above.

Nine-month periods ended September 30, 2020 and 2019:

During the nine-month period ended September 30, 2020, as compared to the comparable prior year period, net revenues from our acute care hospital services increased $23 million or 0.5% to $4.60 billion as compared to $4.58 billion due to: (i) the $35 million, or 0.8%, increase in same facility revenues, as discussed above, and; (ii) a $12 million reduction in provider tax assessments which had no impact on net income attributable to UHS since the amounts offset between net revenues and other operating expenses.

Income before income taxes decreased $64 million, or 12%, to $464 million or 10.1% of net revenues during the first nine months of 2020 as compared to $528 million or 11.6% of net revenues during the comparable period of 2019. The $64 million decrease in income before income taxes from our acute care hospital services resulted from the decrease in income before income taxes at our hospitals, on a same facility basis, as discussed above.

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

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the three and nine-month periods ended September 30, 2020 and 2019 (dollar amounts in thousands):

Same Facility—Behavioral Health

	Three months ended September 30, 2020		Three months ended September 30, 2019		Nine months ended September 30, 2020		Nine months ended September 30, 2019
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,276,975	100.0%	$1,261,774	100.0%	$3,801,606	100.0%	$3,807,798	100.0%
Operating charges:
Salaries, wages and benefits	683,441	53.5%	683,345	54.2%	2,024,303	53.2%	2,027,271	53.2%
Other operating expenses	230,060	18.0%	239,548	19.0%	694,978	18.3%	714,310	18.8%
Supplies expense	51,811	4.1%	50,336	4.0%	153,827	4.0%	148,660	3.9%
Depreciation and amortization	43,985	3.4%	41,595	3.3%	130,258	3.4%	123,089	3.2%
Lease and rental expense	10,067	0.8%	10,910	0.9%	31,854	0.8%	32,248	0.8%
Subtotal-operating expenses	1,019,364	79.8%	1,025,734	81.3%	3,035,220	79.8%	3,045,578	80.0%
Income from operations	257,611	20.2%	236,040	18.7%	766,386	20.2%	762,220	20.0%
Interest expense, net	354	0.0%	359	0.0%	1,079	0.0%	1,103	0.0%
Other (income) expense, net	526	0.0%	1,058	0.1%	2,337	0.1%	1,842	0.0%
Income before income taxes	$256,731	20.1%	$234,623	18.6%	$762,970	20.1%	$759,275	19.9%

Three-month periods ended September 30, 2020 and 2019:

On a same facility basis during the third quarter of 2020, net revenues generated from our behavioral health services increased $15 million, or 1.2%, to $1.28 billion, from $1.26 billion generated during the third quarter of 2019. Income before income taxes increased $22 million, or 9%, to $257 million or 20.1% of net revenues during the three-month period ended September 30, 2020, as compared to $235 million or 18.6% of net revenues during the third quarter of 2019.

During the three-month period ended September 30, 2020, excluding the impact of the reversal of $9 million of previously recorded governmental stimulus program revenues, net revenue per adjusted admission increased 8.0% and net revenue per adjusted patient day increased 5.7%, as compared to the comparable quarter of 2019. On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities decreased 5.3% and 5.6%, respectively, during the three-month period ended September 30, 2020 as compared to the comparable quarter of 2019. Patient days and adjusted patient days at these facilities decreased 3.3% and 3.6% during the three-month period ended September 30, 2020, respectively, as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 13.5 days and 13.3 days during the three-month periods ended September 30, 2020 and 2019, respectively. The occupancy rate, based on the average available beds at these facilities, was 73% and 75% during the three-month periods ended September 30, 2020 and 2019, respectively.

Nine-month periods ended September 30, 2020 and 2019:

On a same facility basis during the first nine months of 2020, net revenues generated from our behavioral health services decreased $6 million, or 0.2%, to $3.80 billion, from $3.81 billion generated during the first nine months of 2019. Income before income taxes increased $4 million, or 1%, to $763 million or 20.1% of net revenues during the nine-month period ended September 30, 2020, as compared to $759 million or 19.9% of net revenues during the first nine months of 2019. As mentioned above, approximately $6 million of the $25 million increase to our reserves for self-insured professional and general liability claims, as recorded during the first nine months of 2020, is included in our same facility basis behavioral health services’ results.

As also mentioned above, included in behavioral health services’ revenues during the first nine months of 2020 was approximately $52 million of net revenues recorded in connection with funds received from various governmental stimulus programs, most notably the CARES Act. Excluding these governmental stimulus program revenues from the first nine months of 2020, net revenues from our behavioral health services, on a same facility basis, decreased $58 million or 1.5% during the first nine months of 2020, as compared to the comparable period of 2019.

During the nine-month period ended September 30, 2020, excluding the impact of the $52 million of governmental stimulus program revenues, net revenue per adjusted admission increased 6.6% and net revenue per adjusted patient day increased 3.8%, as compared to the comparable period of 2019. On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities decreased 7.2% and 7.6%, respectively, during the nine-month period ended September 30, 2020 as compared to the comparable period of 2019. Patient days and adjusted patient days at these facilities decreased 4.7% and 5.1% during the nine-month period ended September 30, 2020, respectively, as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 13.6 days and 13.3 days during the nine-month periods ended September 30, 2020 and 2019, respectively. The occupancy rate, based on the average available beds at these facilities, was 72% and 76% during the nine-month periods ended September 30, 2020 and 2019, respectively.

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care services during the three and nine-month periods ended September 30, 2020 and 2019. These amounts include: (i) our behavioral health care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the results of facilities acquired or opened during the past year (if applicable) as well as the results of certain facilities that were closed or restructured during the past year. Dollar amounts below are reflected in thousands.

	Three months ended September 30, 2020		Three months ended September 30, 2019		Nine months ended September 30, 2020		Nine months ended September 30, 2019
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,299,591	100.0%	$1,291,816	100.0%	$3,864,823	100.0%	$3,898,440	100.0%
Operating charges:
Salaries, wages and benefits	684,575	52.7%	690,084	53.4%	2,027,223	52.5%	2,049,731	52.6%
Other operating expenses	253,779	19.5%	363,328	28.1%	765,006	19.8%	891,250	22.9%
Supplies expense	51,858	4.0%	50,692	3.9%	153,861	4.0%	149,809	3.8%
Depreciation and amortization	45,154	3.5%	42,436	3.3%	134,081	3.5%	127,327	3.3%
Lease and rental expense	10,734	0.8%	11,822	0.9%	34,151	0.9%	35,185	0.9%
Subtotal-operating expenses	1,046,100	80.5%	1,158,362	89.7%	3,114,322	80.6%	3,253,302	83.5%
Income from operations	253,491	19.5%	133,454	10.3%	750,501	19.4%	645,138	16.5%
Interest expense, net	433	0.0%	359	0.0%	1,184	0.0%	1,103	0.0%
Other (income) expense, net	526	0.0%	(4,924)	(0.4)%	2,337	0.1%	(4,138)	(0.1)%
Income before income taxes	$252,532	19.4%	$138,019	10.7%	$746,980	19.3%	$648,173	16.6%

Three-month periods ended September 30, 2020 and 2019:

During the three-month period ended September 30, 2020, as compared to the comparable prior year quarter, net revenues generated from our behavioral health services increased $8 million or 0.6% due to: (i) the above-mentioned $15 million or 1.2% increase in net revenues on a same facility basis, and; (ii) $7 million other combined net decreases.

Income before income taxes increased $115 million, or 83%, to $253 million or 19.4% of net revenues during the third quarter of 2020 as compared to $138 million or 10.7% of net revenues during the third quarter of 2019. The increase in income before income taxes at our behavioral health facilities was primarily attributable to the $98 million provision for asset impairment recorded during the third quarter of 2019 in connection with Foundations Recovery Network, L.L.C., and the above-mentioned increase in income before income taxes, during the third quarter of 2020 as compared to the third quarter of 2019, experienced at our behavioral health facilities on a same facility basis, as discussed above.

Nine-month periods ended September 30, 2020 and 2019:

During the nine-month period ended September 30, 2020, as compared to the comparable prior year period, net revenues generated from our behavioral health services decreased $34 million or 0.9% due to: (i) the above-mentioned $6 million or 0.2% decrease in net revenues on a same facility basis, and; (ii) $27 million other combined net decreases.

Income before income taxes increased $99 million, or 15%, to $747 million or 19.3% of net revenues during the first nine months of 2020 as compared to $648 million or 16.6% of net revenues during the first nine months of 2019. The increase in income before income taxes at our behavioral health facilities was primarily attributable to the $98 million provision for asset impairment recorded during the first nine months of 2019 in connection with Foundations Recovery Network, L.L.C.

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

As described below in the section titled 2019 Novel Coronavirus Disease Medicare and Medicaid Payment Related Legislation, the federal government has enacted multiple pieces of legislation to assist healthcare providers during the COVID-19 world-wide pandemic and U.S. National Emergency declaration.  We have outlined those legislative changes related to Medicare and Medicaid payment and their estimated impact on our financial results, where estimates are possible.

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

On December 14, 2018, a Texas Federal District Court deemed the Legislation to be unconstitutional in its entirety. The Court concluded that the Individual Mandate is no longer permissible under Congress’s taxing power as a result of the Tax Cut and Jobs Act of 2017 (“TCJA”) reducing the individual mandate’s tax to $0 (i.e., it no longer produces revenue, which is an essential feature of a tax), rendering the Legislation unconstitutional.  The court also held that because the individual mandate is “essential” to the Legislation and is inseverable from the rest of the law, the entire Legislation is unconstitutional. Because the court issued a declaratory judgment and did not enjoin the law, the Legislation remains in place pending its appeal.  The District Court for the Northern District of Texas ruling was appealed to the U.S. Court of Appeals for the Fifth Circuit. On December 18, 2019, the Fifth Circuit Court of Appeals’ three-judge panel voted 2-1 to strike down the Legislation individual mandate as unconstitutional. The Fifth Circuit Court also sent the case back to the Texas district court to determine which Legislation provisions should be stricken with the mandate or whether the entire Legislation is unconstitutional. On March 2, 2020, the U.S. Supreme Court agreed to hear, during the 2020-2021 term, two consolidated cases, filed by the State of California and the United States House of Representatives, asking the Supreme Court to review the ruling by the Fifth Circuit Court of Appeals. Oral argument is scheduled to be heard on November 10, 2020, and a ruling is not expected until 2021. The Legislation will remain law while the case proceeds through the appeals process; however, the case creates additional uncertainty as to whether any or all of the Legislation could be struck down, which creates operational risk for the health care industry. We are unable to predict the final outcome of this legal challenge and its financial impact on our future results of operation.

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

In addition to legislative changes, the Legislation can be significantly impacted by executive branch actions.  In relevant part, President Trump has taken executive actions: (i) requiring all federal agencies with authorities and responsibilities under the Legislation to “exercise all authority and discretion available to them to waive, defer, grant exemptions from, or delay” parts of the Legislation that place “unwarranted economic and regulatory burdens” on states, individuals or health care providers; (ii) the issuance of a final rule in June, 2018 by the Department of Labor to enable the formation of health plans that would be exempt from certain Legislation essential health benefits requirements; (iii) the issuance of a final rule in August, 2018 by the Department of Labor, Treasury, and Health and Human Services to expand the availability of short-term, limited duration health insurance; (iv) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level, (v) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans; (vi) the issuance of a final rule in June, 2019 by the Departments of Labor, Treasury, and Health and Human Services that would incentivize the use of health reimbursement arrangements by employers to permit employees to purchase health insurance in the individual market, and; (vii) the issuance of a final rule intended to increase transparency of healthcare price and quality information. The uncertainty resulting from these Executive Branch policies led to reduced Exchange enrollment in 2018, 2019 and 2020 and is expected to further worsen the individual and small group market risk pools in future years. The recent and on-going COVID-19 pandemic and related U.S. National Emergency declaration may significantly increase the number of uninsured patients treated at our facilities extending beyond the most recent CBO published estimates due to increased unemployment and loss of group health plan health insurance coverage.  It is also anticipated that these and future policies may create additional cost and reimbursement pressures on hospitals.

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

In September, 2020, CMS published its IPPS 2021 final payment rule which provides for a 2.4% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments, and adjustments mandated by the Legislation are considered, without consideration for the required Medicare DSH payments changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments is approximately 1.8%. Including DSH payments and certain other adjustments, we estimate our overall increase from the final IPPS 2021 rule (covering the period of October 1, 2020 through September 30, 2021) will approximate 2.3%. This projected impact from the IPPS 2021 final rule includes an increase of approximately 0.5% to partially restore cuts made as a result of the American Taxpayer Relief Act of 2012 (“ATRA”), as required by the 21st Century Cures Act but excludes the impact of the sequestration reductions related to the 2011 Act, Bipartisan Budget Act of 2015, and Bipartisan Budget Act of 2018, as discussed below.

In the final rule, CMS will require:

o

Hospitals to report certain market-based payment rate information for Medicare Advantage (“MA”) organizations on their Medicare cost report for cost reporting periods ending on or after January 1, 2021, to be used in a potential change to the methodology for calculating the IPPS MS-DRG relative weights to reflect relative market-based pricing, beginning in FY 2024.

o	Hospitals to report on the Medicare cost report of its median payer-specific negotiated charges with all of its MA organizations, by MS-DRG.

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

CMS’s calendar year 2018 final OPPS rule, issued on November 13, 2017, substantially reduced Medicare Part B reimbursement for 340B Program drugs paid to hospitals.  Beginning January 1, 2018, CMS reimbursement for certain separately payable drugs or biologicals that are acquired through the 340B Program by a hospital paid under the OPPS (and not excepted from the payment adjustment policy) is the average sales price of the drug or biological minus 22.5 percent, an effective reduction of 26.89% in payments for 340B program drugs. In December, 2018, the U.S. District Court for the District of Columbia ruled that HHS did not have statutory authority to implement the 2018 Medicare OPPS rate reduction related to hospitals that qualify for drug discounts under the federal 340B Program and granted a permanent injunction against the payment reduction. On July 31, 2020, the U.S. Court of Appeals for the D.C. Circuit reversed the District Court and held that HHS’s decision to lower drug reimbursement rates for 340B hospitals rests on a reasonable interpretation of the Medicare statute.  The ultimate outcome of the litigation and the type of relief that may be ordered by the courts cannot be predicted.  CMS has proposed to further enlarge the cuts to payment rates for 340B Program drugs in CY 2021. The plaintiff hospitals are expected to request review by the U.S. Supreme Court. We are unable to predict the ultimate outcome of any appeal and whether relief may be ordered by the courts. We estimate that the CMS 2018 change in the 340B payment policy increased our 2018 Medicare OPPS payments by approximately $8 million, which has been fully reserved in our results of operations for the year, and estimate that a comparable amount was scheduled to be earned during 2019 and 2020.

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

On November 15, 2019, CMS finalized its Hospital Price Transparency rule that implements certain requirements under the June 24, 2019 Presidential Executive Order related to Improving Price and Quality Transparency in American Healthcare to Put Patients First.  Under this final rule, effective January 1, 2021, CMS will require: (1) hospitals make public their standard changes (both gross charges and payer-specific negotiated charges) for all items and services online in a machine-readable format, and; (2) hospitals to make public standard charge data for a limited set of “shoppable services” the hospital provides in a form and manner that is more consumer friendly. A lawsuit was filed by several hospital associations, health systems, and hospitals in the U.S. District court for the District of Columbia challenging the legal authority of HHS to implement the final rule. In June, 2020, the U.S. District Court issued a decision in favor of the federal government. The Plaintiffs in the case filed a notice of appeal to the Court of Appeals for the D.C. Circuit and oral argument was heard on October 15, 2020. We are unable to predict the ultimate outcome of this legal challenge and the type of relief that may be ordered by the courts. The deadline for compliance with the final rule is January 1, 2021. We are unable to determine the impact, if any, this final rule will have on our future results of operations.

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

On November 12, 2019, CMS issued the proposed Medicaid Fiscal Accountability Rule (“MFAR”) which CMS believed would strengthen the fiscal integrity of the Medicaid program and help ensure that state supplemental payments and financing arrangements are transparent and value-driven. On September 14, 2020, CMS announced that the rule required further study. Although CMS announced that it has withdrawn the proposed rule from its regulatory agenda, CMS could attempt to finalize it, or a similar rule, in the future.

MFAR proposed to establish regulations to:

•Improve Reporting on Medicaid Supplemental Payments.

•Clarify Medicaid Financing Definitions.

•Reduce what CMS considers “Questionable Financing Mechanisms” by states.

•Clarifies the Definition of Permissible Health Care-Related Taxes and Donations.

•Implement certain Medicaid Disproportionate Share Hospital (DSH) Payment related changes.

An MFAR rule, if implemented, could have a significant impact on the means by which states finance the non-federal share of their Medicaid programs. Under the most recent proposed rule, CMS would have had the ability to strike down common financing arrangements such as provider taxes, intergovernmental transfers and donations.  These changes could have had detrimental impacts on state Medicaid programs. If finalized as proposed, the rule could have potentially forced states to raise taxes or cut their Medicaid budgets.  In subsequent years, it could have had an unfavorable impact on Medicaid beneficiaries by likely limiting access to providers and requiring states to consider reductions to their Medicaid programs.

We receive a significant amount of Medicaid and Medicaid managed care revenue from both base payments and supplemental payments. Although we are unable to estimate the impact of an MFAR final rule on our future results of operations, if a rule were to be implemented as proposed, MFAR related changes could have a material adverse impact on our future results of operations.

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

Summary of Amounts Related To The Above-Mentioned Various State Medicaid Supplemental Payment Programs:

The following table summarizes the revenues, Provider Taxes and net benefit related to each of the above-mentioned Medicaid supplemental programs for the three and nine month periods ended September 30, 2020 and 2019. The Provider Taxes are recorded in other operating expenses on the Condensed Consolidated Statements of Income as included herein.

	(amounts in millions)
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Texas UC/UPL:
Revenues	$29	$41	$85	$94
Provider Taxes	(9)	(13)	(25)	(35)
Net benefit	$20	$28	$60	$59

Texas DSRIP:
Revenues	$0	$0	$29	$23
Provider Taxes	0	2	(9)	(8)
Net benefit	$0	$2	$20	$15

Various other state programs:
Revenues	$107	$76	$249	$202
Provider Taxes	(39)	(35)	(101)	(103)
Net benefit	$68	$41	$148	$99

Total all Provider Tax programs:
Revenues	$136	$117	$363	$319
Provider Taxes	(48)	(46)	(135)	(146)
Net benefit	$88	$71	$228	$173

We estimate that our aggregate net benefit from the Texas and various other state Medicaid supplemental payment programs will approximate $288 million (net of Provider Taxes of $182 million) during the year ending December 31, 2020. This estimate is based upon various terms and conditions that are out of our control including, but not limited to, the states’/CMS’s continued approval of the programs and the applicable hospital district or county making IGTs consistent with 2019 levels. Future changes to these terms and conditions could materially reduce our net benefit derived from the programs which could have a material adverse impact on our future consolidated results of operations. In addition, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our future consolidated results of operations. As described below in the 2019 Novel Coronavirus Disease Medicare and Medicaid Payment Related Legislation, a 6.2% increase to the Medicaid Federal Matching Assistance Percentage (“FMAP”) is included in the Families First Coronavirus Response Act. The impact of the enhanced FMAP Medicaid supplemental and DSH payments are reflected in our results for the nine-month period ended September 30, 2020. We are unable to estimate the prospective financial impact of this provision at this time as our financial impact is contingent on unknown state action during future eligible federal fiscal quarters.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The South Carolina and Texas DSH programs were renewed for each state’s 2021 DSH fiscal year (covering the period of October 1, 2020 through September 30, 2021).

In connection with these DSH programs, included in our financial results was an aggregate of approximately $10 million and $12 million during the three-month periods ended September 30, 2020 and 2019, respectively, and $35 million and $40 million during the nine-month periods ended September 30, 2020 and 2019, respectively.  We expect the aggregate reimbursements to our hospitals pursuant to the Texas and South Carolina 2020 fiscal year programs to be approximately $44 million.

The Legislation and subsequent federal legislation provides for a significant reduction in Medicaid disproportionate share payments beginning in federal fiscal year 2021 (see below in Sources of Revenues and Health Care Reform-Medicaid Revisions for additional disclosure related to the delay of these DSH reductions). HHS is to determine the amount of Medicaid DSH payment cuts imposed on each state based on a defined methodology. As Medicaid DSH payments to states will be cut, consequently, payments to Medicaid-participating providers, including our hospitals in Texas and South Carolina, will be reduced in the coming years. Based on the CMS final rule published in September, 2019, beginning in fiscal year 2021 (as amended by the CARES Act), annual Medicaid DSH payments in South Carolina and Texas could be reduced by approximately 37% and 22%, respectively, from 2020 DSH payment levels.

Our behavioral health care facilities in Texas have been receiving Medicaid DSH payments since FFY 2016. As with all Medicaid DSH payments, hospitals are subject to state audits that typically occur up to three years after their receipt. DSH payments are subject to a federal Hospital Specific Limit (“HSL”) and are not fully known until the DSH audit results are concluded. In general, freestanding psychiatric hospitals tend to provide significantly less charity care than acute care hospitals and therefore are at more risk for retroactive recoupment of prior year DSH payments in excess of their respective HSL. In light of the retroactive HSL audit risk for freestanding psychiatric hospitals, we have established DSH reserves for our facilities that have been receiving funds since FFY 2016. These DSH reserves are also impacted by the resolution of federal DSH litigation related to Children’s Hospital Association of Texas v. Azar (“CHAT”), No. 17-cv-844 (D.D.C. March 2, 2018), appeal docketed, No. 18-5135 (D.C. Cir. May 9, 2018) where the calculation of HSL was being challenged. In August, 2019, DC Circuit Court of Appeals issued a unanimous decision in CHAT and reversed the judgment of the district court in favor of CMS and ordered that CMS’s “2017 Rule” (regarding Medicaid DSH Payments—Treatment of Third Party Payers in Calculating Uncompensated Care Costs) be reinstated. CMS has not issued any additional guidance post the ruling. In April 2020, the plaintiffs in the case have petitioned the Supreme Court of the United States to hear their case. Additionally, there have been separate legal challenges on this same issue in the Fifth and Eight Circuits. On November 4, 2019, the United States Court of Appeals for the Eighth Circuit issued an opinion upholding the 2017 Rule. Missouri Hosp. Ass’n v. Azar, No. 18-1778 (8th Cir. Nov. 4, 2019) (i.e. reversing a district court order enjoining the 2017 rule). On April 20, 2020, the United States Court of Appeals of the Fifth Circuit issued a decision also upholding the 2017 Rule. Baptist Memorial Hospital v. Azar, No. 18-60592 (5th Cir. April 20, 2020).  In light of these court decisions, we continue to maintain reserves in the financial statements for cumulative Medicaid DSH and UC reimbursements related to our behavioral health hospitals located in Texas that amounted to $37 million and $27 million as of September 30, 2020 and 2019, respectively.

Nevada SPA:

In Nevada, CMS approved a state plan amendment (“SPA”) in August, 2014 that implemented a hospital supplemental payment program retroactive to January 1, 2014. This SPA has been approved for additional state fiscal years including the 2020 fiscal year covering the period of July 1, 2019 through June 30, 2020. The SPA for the 2021 fiscal year program is under CMS review.

In connection with this program, included in our financial results was approximately $6 million and $7 million during the three-month periods ending September 30, 2020 and 2019 and $20 million and $21 million during the nine-month periods ended September 30, 2020 and 2019. We estimate that our reimbursements pursuant to this program will approximate $27 million during the year ended December 31, 2020. This 2020 projected amount reflects a March 2020 Board of Trustees for the Fund for Hospital Care For Indigent Persons (“IAF Board”) approval to reduce funding for the non-federal share of the Nevada supplemental payment program for SFY 2021.  Concurrent IAF Board action also approved the elimination of this funding of the non-federal share of the Nevada supplemental payment program for SFY 2022 which represents only a portion of the inter-governmental transfer used by Nevada Medicaid to fund the non-federal share of this supplemental payment program.

California SPA:

In California, CMS issued formal approval of the 2017-19 Hospital Fee Program in December, 2017 retroactive to January 1, 2017 through September 30, 2019. In September, 2019, the state submitted a request to renew the Hospital Fee Program for the period July 1, 2019 to December 31, 2021. On February 25, 2020, CMS approved this renewed program. These approvals include the Medicaid inpatient and outpatient fee-for-service supplemental payments and the overall provider tax structure but did not yet include the approval of the managed care rate setting payment component for certain rate periods (see table below). The managed care payment component consists of two categories of payments, “pass-through” payments and “directed” payments. The pass-through payments are similar in nature to the prior Hospital Fee Program payment method whereas the directed payment method will be based on actual concurrent hospital Medicaid managed care in-network patient volume.

California Hospital Fee Program CMS Approval Status:

Hospital Fee Program Component	CMS Methodology Approval Status	CMS Rate Setting Approval Status
Fee For Service Payment	Approved through December 31, 2021	Approved through December 31, 2021
Managed Care-Pass-Through Payment	Approved through December 31, 2020	Approved through September 30, 2017; Paid in advance of approval through September 30, 2019
Managed Care-Directed Payment	Approved through December 31, 2020	Approved through September 30, 2019; Paid through September 30, 2018

In connection with the existing program, included in our financial results was approximately $35 million and $15 million during the three-month periods ended September 30, 2020 and 2019, respectively, and $49 million and $23 million during the nine-month periods ended September 30, 2020 and 2019, respectively. Our financial results for the three and nine-month periods ended September 30, 2020, include a $28 million favorable adjustment, as discussed below, of which $11 million relates to the first nine months of 2020 and $17 million relates to prior years. We estimate that our reimbursements pursuant to this program will approximate $62 million during the year ended December 31, 2020. The aggregate impact of the California supplemental payment program, as outlined above, is included in the above State Medicaid Supplemental Payment Program table.

In April, 2020, the California Department of Health Care Services (“DHCS”) notified hospital providers that participate in the Medicaid managed care directed payment program that DHCS would recalculate directed payments for the period of July 1, 2017 through September 30, 2018 (“SFY 2018”) to remedy an identified data error.  In August, 2020, as a follow-up to that notification, DHCS issued its corrected directed payment calculations. The updated calculation resulted in a favorable adjustment to the above program year and also resulted in increased expected supplemental payment amount for program years subsequent to the recalculated SFY 2018 rate period. The California Hospital Fee amounts noted above include our portion of the state corrected data.

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

HITECH Act: In July 2010, the Department of Health and Human Services (“HHS”) published final regulations implementing the health information technology (“HIT”) provisions of the American Recovery and Reinvestment Act (referred to as the “HITECH Act”). The final regulation defines the “meaningful use” of Electronic Health Records (“EHR”) and establishes the requirements for the Medicare and Medicaid EHR payment incentive programs. The final rule established an initial set of standards and certification criteria. The implementation period for these Medicare and Medicaid incentive payments started in federal fiscal year 2011 and can end as late as 2016 for Medicare and 2021 for the state Medicaid programs. State Medicaid program participation in this federally funded incentive program is voluntary but all of the states in which our eligible hospitals operate have chosen to participate. Our acute care hospitals qualified for these EHR incentive payments upon implementation of the EHR application assuming they meet the “meaningful use” criteria. The government’s ultimate goal is to promote more effective (quality) and efficient healthcare delivery through the use of technology to reduce the total cost of healthcare for all Americans and utilizing the cost savings to expand access to the healthcare system.

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
•

The Legislation (as amended by subsequent federal legislation) requires annual aggregate reductions in federal DSH funding from federal fiscal year (“FFY”) 2021 through FFY 2025. The aggregate annual reduction amounts are $4.0 billion for FFY 2021 (effective December 1, 2020) and $8.0 billion for FFY 2022 through FFY 2025.  In December, 2019, federal legislation was enacted which delays the reduction in the Medicaid DSH allotment through May 22, 2020 and then subsequent federal legislation in March, 2020 delayed the reduction through November 30, 2020. H.R. 8319 Continuing Resolution further delayed these Medicaid DSH reductions through December 11, 2020.

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

CMMI implemented a new, second generation voluntary episode payment model, Bundled Payments for Care Improvement Advanced (BPCI-Advanced or the Program), with the first performance period beginning October 1, 2018.  BPCI-Advanced is designed to test a new iteration of bundled payments for 32 Clinical Episodes (29 inpatient and 3 outpatient) with an aim to align incentives among participating health care providers to reduce expenditures and improve quality of care for traditional Medicare beneficiaries. The first cohort of participants entered BPCI-Advanced on October 1, 2018, and agreed to an initial performance period that will run through December 31, 2023.  We initially elected to participate in BPCI-Advanced at seventeen (17) of our acute care hospitals across almost two hundred (200) clinical episodes in collaboration with a third-party convener which has extensive experience and success in BPCI. A second BPCI-Advanced cohort started January 1, 2020 where our participation in the program increased to twenty-two (22) acute care hospitals with over three hundred (300) clinical episodes. The ultimate success and financial impact of the BPCI-Advanced program is contingent on multiple variables so we are unable to estimate the impact.  However, given the breadth and scope of participation of our acute care hospitals in BPCI-Advanced, the impact could be significant (either favorably or unfavorably) depending on actual program results. The COVID-19 national emergency described below in the 2019 Novel Coronavirus Disease Medicare and Medicaid Payment Related Legislation section could adversely impact BPCI-A program results. In response to the COVID-19 pandemic, CMS provided certain flexibilities to the Model 3 Year (for episodes initiated January 1, 2020 to September 30, 2020) where participants could elect one of three options: (1) make no change to its BPCI-A episode elections; (2) exclude BPCI-A episodes impacted by a COVID-19 diagnosis for the applicable period, or; (3) withdraw completely from the BPCI-A program for Model Year 3.  We chose option 2 for sixteen facilities and option 3 for six facilities. The initial CMS BPCI-A reconciliation in the first quarter of 2020, for the period October 1, 2018 through December 31, 2019, did not have a material impact on our financial results.

2019 Novel Coronavirus Disease Medicare and Medicaid Payment Related Legislation

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

•

The HHS Secretary renewed the public health emergency (“PHE”) effective October 23, 2020 for ninety (90) days.  As a result, states would be eligible for the enhanced FMAP through the second quarter of federal fiscal year 2021 should the PHE not be rescinded by the Secretary before the end of the ninety day period.

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
o

The new program will also reimburse hospitals at Medicare rates for uncompensated COVID-19 care for the uninsured (we have received approximately $10 million as of September 30, 2020 in connection with this program).

o	Grants to eligible recipients will be made in multiple tranches by HHS
•

As of September 30, 2020, we have received approximately $396 million of funds from various governmental stimulus programs, most notably the PHSSEF as provided by the CARES Act. Our operating results for the nine-months ended September 30, 2020 include the recognition of $213 million in PHSSEF grant income pursuant to meeting the applicable the terms and conditions of the various distribution programs as of September 30, 2020 which includes the reversal of $5 million in PHSSEF grant income recorded during the second quarter of 2020. On October 22, 2020, HHS issued revised guidance regarding the determination on the appropriate retention of PHSSEF payments.  Additional clarification and guidance by HHS on its policy regarding: (1) the redistribution of PHSSEF grant payments by a parent company among its subsidiaries, and; (2) the interaction of certain COVID-19 related expense and lost revenue in a PHSSEF grant entitlement determination will be required. Due to these new reporting requirements and various interpretations, there is at least a reasonable possibility that amounts recorded under CARES Act funding will change in future periods. The HHS terms and conditions for all grant recipients and specific fund distributions are located at https://www.hhs.gov/coronavirus/cares-act-provider-relief-fund/for-providers/index.html

•

HHS expects providers will only use Provider Relief Fund (i.e. “PHSSEF”) payments for as long as they have healthcare related expenses or lost revenue attributable to COVID-19, they are not reimbursed from other sources and other sources were not obligated to reimburse them. All provider relief fund payments must be expended by no later than June 30, 2021.  If providers have leftover Provider Relief Fund money that they cannot expend on permissible expenses or losses, then they will return this money to HHS.  We are unable to predict if any funds received will ultimately need to be returned to HHS.

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

•

As of September 30, 2020, we estimate that additional payments under this provision were approximately $8 million.  These payments offset the increased expenses associated with the treatment of Medicare COVID-19 patients.

•	Expansion of the Medicare Accelerated and Advance Payment Program (“MAAPP”).
•

As of September 30, 2020, we have received approximately $695 million under MAAPP ($375 million and $320 million were received during the second and third quarter of 2020, respectively). As a result of H.R. 8319 Continuing Resolution enacted into law on October 1, 2020, hospitals that receive funds under this program are subject to the following repayment terms.

•	No repayment until one year after first receiving the loan.
•	Medicare will withhold 25% per claim for the first 11 months of repayment.
•	Medicare will withhold 50% per claim for the next 6 months of repayment.
•	After 29 months, the HHS Secretary can require the outstanding balance be paid in full and determine the percent Medicare will withhold per claim.
•	An interest rate of 4% will be assessed on loan balances outstanding after 29 months.

•	Coronavirus Relief Fund.
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

COVID-19 State and Local Grant Programs

We have pursued available COVID-19 related state and local grant funding opportunities where available. State and local grants received as September 30, 2020 include approximately $5 million from Washington, D.C., and $3 million from Massachusetts. We are unable to predict the aggregate amount of state and local grant opportunities that we will ultimately secure.

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

Other Operating Results

Interest Expense:

As reflected on the schedule below, interest expense was $25 million and $41 million during the three-month periods ended September 30, 2020 and 2019, respectively, and $86 million and $124 million during the nine-month periods ended September 30, 2020 and 2019, respectively (amounts in thousands):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Revolving credit & demand notes (a.)	$510	$813	$1,737	$2,403
$700 million, 4.75% Senior Notes due 2022, net (b.)	7,792	8,069	23,932	24,209
$400 million, 5.00% Senior Notes due 2026 (c.)	5,000	5,000	15,000	15,000
$800 million, 2.65% Senior Notes due 2030 (d.)	532	-	532	-
Term loan facility A (a.)	7,584	18,258	31,023	56,827
Term loan facility B (a.)	2,410	5,080	9,511	15,720
Accounts receivable securitization program (e.)	406	3,226	3,032	9,877
Subtotal-revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	24,234	40,446	84,767	124,036
Interest rate swap income, net	-	-	-	(3,400)
Amortization of financing fees	1,305	1,282	3,865	3,838
Other combined interest expense	580	660	1,685	1,964
Capitalized interest on major projects	(1,024)	(876)	(3,051)	(2,481)
Interest income	(520)	(65)	(867)	(383)
Interest expense, net	$24,575	$41,447	$86,399	$123,574

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

As of September 30, 2020, we had: (i) $1.913 billion of borrowings outstanding under the term loan A facility; (ii) $491 million of borrowings outstanding under the term loan B facility, and; (iii) no outstanding borrowings under the $1 billion revolving credit facility.

(b.)

In September, 2020, we redeemed the entire $700 million aggregate principal amount of our previously outstanding 4.75% Senior Secured Notes that were scheduled to mature in 2022 (“2022 Notes”) at a cash redemption price equal to the sum of: (i) 100% of the aggregate principal amount of the 2022 Notes redeemed, and; (ii) accrued and unpaid interest on the 2022 Notes to the redemption date.

(c.)	In June, 2016, we completed the offering of $400 million aggregate principal amount of 5.00% Senior Notes due in 2026.

(d.)

In September, 2020, we completed the offering of $800 million aggregate principal amount of 2.65% Senior Notes due in 2030.  The net proceeds of this offering were primarily used to redeem all of the $700 million, 2022 Notes as discussed above.

(e.)

In April, 2018, we amended our accounts receivable securitization program, which was scheduled to expire in December, 2018.  Pursuant to the amendment, the term has been extended through April 26, 2021, and the borrowing limit has been increased to $450 million from $440 million.  As of September 30, 2020, we had no outstanding borrowings under our accounts receivable securitization program.

Interest expense decreased $17 million during the three-month period ended September 30, 2020, as compared to the comparable period of 2019, due primarily to: (i) a net $16 million decrease in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facilities and accounts receivable securitization program resulting from a decrease in our aggregate average cost of borrowings pursuant to these facilities (2.7% during the three months ended September 30, 2020 as compared to 4.0% in the comparable quarter of 2019), as well as a decrease in the aggregate average outstanding borrowings ($3.59 billion during the three months ended September 30, 2020 as compared to $4.01 billion in the comparable 2019 quarter), and; (ii) $1 million of other combined decreases in interest expense. The average effective interest rate on these facilities, including amortization of deferred financing costs and original issue discounts was 2.8% and 4.1% during the three-month periods ended September 30, 2020 and 2019, respectively.

Interest expense decreased $37 million during the nine-month period ended September 30, 2020, as compared to the comparable period of 2019, due primarily to: (i) a net $39 million decrease in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facility and accounts receivable securitization program resulting from a decrease in our aggregate average cost of borrowings pursuant to these facilities (3.1% during the nine months ended September 30, 2020 as compared to 4.1% in the comparable period of 2019), as well as a decrease in the aggregate average outstanding borrowings ($3.67 billion during the nine months ended September 30, 2020 as compared to $4.01 billion in the comparable 2019 quarter), offset by; (ii) $2 million of other net combined increases in interest expense, resulting primarily from the expiration of our interest rate swaps in 2019. The average effective interest rate on these facilities, including amortization of deferred financing costs and original issue discounts and designated interest rate swap expense (for the period ended September 30, 2019) was 3.2% and 4.1% during the nine-month periods ended September 30, 2020 and 2019, respectively.

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three and nine-month periods ended September 30, 2020 and 2019 (dollar amounts in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Provision for income taxes	$79,172	$37,205	$204,649	$165,646
Income before income taxes	323,264	138,075	849,705	745,179
Effective tax rate	24.5%	26.9%	24.1%	22.2%

The provision for income taxes increased $42 million during the three-month period ended September 30, 2020, as compared to the comparable quarter of 2019, due primarily to: (i) the income tax provision recorded in connection with the $185 million increase in pre-tax income; (ii) a $5 million increase in the provision for income taxes recorded in connection with our adoption of ASU 2016-09; partially offset by; (iii) a $6 million decrease in the provision for income taxes due the recording, during the third quarter of 2019, of the non-deductible portion of the net federal and state income taxes due on the settlement finalized in July, 2020 with the Department of Justice, Civil Division.

The provision for income taxes increased $39 million during the nine-month period ended September 30, 2020, as compared to the comparable period of 2019, due primarily to: (i) the income tax provision recorded in connection with the $105 million increase in pre-tax income; (ii) an increase in the provision for income taxes of $17 million resulting from an unfavorable change resulting from the adoption of ASU 2016-09, which increased our provision for income taxes by $4 million during the first nine months of 2020 and decreased our provision for income taxes by $12 million during the first nine months of 2019, partially offset by; (iii) a $6 million decrease in the provision for income taxes due the recording, during the first nine months of 2019, of the non-deductible portion of the net federal and state income taxes due on the settlement finalized in July, 2020 with the Department of Justice, Civil Division.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $2.218 billion during the nine-month period ended September 30, 2020 and $1.105 billion during the comparable period of 2019. The net increase of $1.113 billion was attributable to the following:

•

a favorable change of $878 million resulting from the Medicare accelerated payments and deferred governmental stimulus grants, most notably the CARES Act, received during the first nine months of 2020;

•	a favorable change of $111 million due to the 2020 payment deferral of the employer’s share of Social Security taxes, as provided for by the CARES Act;
•	a favorable change of $83 million in accounts receivable;
•	a favorable change of $52 million in accrued and deferred income taxes, and;
•	$11 million of other combined net unfavorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the nine-month periods. The result is divided into the accounts receivable balance at September 30th of each year to obtain the DSO. Our DSO were 51 days and 50 days at September 30, 2020 and 2019, respectively.

Net cash used in investing activities

During the first nine months of 2020, we used $575 million of net cash in investing activities as follows:

•	$547 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;

•	$52 million spent on the acquisition of businesses and property;

•	$22 million received in connection with net cash inflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates;

•	$8 million received from the sale of assets and businesses;

•	$5 million spent on the purchase and implementation of information technology applications, and;

•	$1 million spent in connection with joint ventures.

During the first nine months of 2019, we used $468 million of net cash in investing activities as follows:

•	$480 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;

•	$34 million received in connection with net cash inflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates;

•	$18 million spent on the purchase and implementation of information technology applications;

•	$12 million spent to fund investments in and advances to joint ventures and other, and;

•	$7 million received from the sale of assets and businesses.

During the fourth quarter of 2019, we identified certain cash inflows related to operating activities that were incorrectly classified as cash inflows from foreign currency exchange contracts, as included cash flows from investing activities, on our condensed consolidated statements of cash flows for the quarterly periods in 2019. The cash flows related to our foreign currency exchange contracts were correctly classified on our consolidated statements of cash flows for the year ended December 31, 2019. We determined that these misclassifications were not material to the financial statements of any period during 2019. However, in order to improve the consistency and comparability of the financial statements, we have revised the condensed consolidated statements of cash flows for the nine-month period ended September 30, 2019.

Net cash used in financing activities

During the first nine months of 2020, we used $602 million of net cash in financing activities as follows:

•

spent $1.174 billion on net repayments of debt as follows: (i) $700 million to redeem our previously outstanding 4.75% senior secured notes which were scheduled to mature in 2022; (ii) $400 million related to our accounts receivable securitization program; (iii) $38 million related to our term loan A facility; (iv) $4 million related to our term loan B facility, and; (v) $32 million related to a short-term credit facility ($31 million) and other debt facilities ($1 million).

•

generated $803 million of proceeds as follows: (i) $798 million of proceeds (net of discount) received in connection with the issuance in September of 2020 of the $800 million, 2.65% senior secured notes which are scheduled to mature in 2030, and; (ii) $5 million related to other debt facilities;

•

spent $200 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our $2.7 billion stock repurchase program, which has since been suspended as a result of the COVID-19 pandemic ($197 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($3 million);

•	spent $15 million to pay profit distributions related to noncontrolling interests in majority owned businesses;
•	spent $17 million to pay a cash dividends of $.20 per share during the first quarter (quarterly dividends have since been suspended as a result of the COVID-19 pandemic);
•	generated $9 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans;
•	spent $8 million to pay financing costs incurred in connection with the $800 million, 2.65% senior secured notes which were issued during the third quarter of 2020, and;
•	spent $1 million to purchase ownership interest from minority members.

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
•

spent $588 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our stock repurchase program ($542 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($46 million);

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

Expected capital expenditures during remainder of 2020

Our estimated capital expenditures for the full year of 2020 are projected to be approximately $725 million to $750 million. During the first nine months of 2020, we spent approximately $547 million on capital expenditures.  During the remaining three months of 2020, we expect to spend approximately $178 million to $203 million which includes expenditures for capital equipment, renovations and new projects at existing hospitals.

We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Cash, Cash Equivalents and Restricted Cash

As of September 30, 2020, we had approximately $1.10 billion of cash, cash equivalents consisting primarily of short-term cash accounts on which interest is being earned at various annual rates ranging from 0.06% to 0.31%.

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

As of September 30, 2020, we had no borrowings outstanding pursuant to our $1 billion revolving credit facility and we had $997 million of available borrowing capacity net of $3 million of outstanding letters of credit.

Pursuant to the terms of the Sixth Amendment, the tranche A term loan, which had $1.913 billion of borrowings outstanding as of September 30, 2020, provides for eight installment payments of $12.5 million per quarter which commenced in March of 2019 and are scheduled to continue through December of 2020.  Thereafter, payments of $25 million per quarter are scheduled, commencing in March of 2021 until maturity in October of 2023, when all outstanding amounts will be due.

The tranche B term loan, which had $491 million of borrowings outstanding as of September 30, 2020, provides for installment payments of $1.25 million per quarter, which commenced on March 31, 2019 and are scheduled to continue until maturity in October of 2025, when all outstanding amounts will be due.

Borrowings under the Senior Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.375% to 0.625% for revolving credit and term loan A borrowings and 0.75% for tranche B borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.375% to 1.625% for revolving credit and term loan A borrowings and 1.75% for the tranche B term loan. As of September 30, 2020, the applicable margins were 0.375% for ABR-based loans and 1.375% for LIBOR-based loans under the revolving credit and term loan A facilities.  The revolving credit facility includes a $125 million sub-limit for letters of credit. The Senior Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Senior Credit Agreement includes a material adverse change clause that must be represented at each draw. The Senior Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We are in compliance with all required covenants as of September 30, 2020 and December 31, 2019.

In late April, 2018, we entered into the sixth amendment to our accounts receivable securitization program (“Securitization”) dated as of October 27, 2010 with a group of conduit lenders, liquidity banks, and PNC Bank, National Association, as administrative agent, which provides for borrowings outstanding from time to time by certain of our subsidiaries in exchange for undivided security interests in their respective accounts receivable. The sixth amendment, among other things, extended the term of the Securitization program through April 26, 2021 and increased the borrowing capacity to $450 million (from $440 million previously). In July, 2020, we entered into the seventh amendment to the Securitization which temporarily waives a minimum borrowing requirement Pursuant to the terms of our Securitization program, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At September 30, 2020, we had no Securitization borrowings outstanding and we had $450 million of available borrowing capacity.

As of September 30, 2020, we had combined aggregate principal of $1.2 billion from the following senior secured notes:

•	$800 million aggregate principal amount of 2.65% senior secured notes due in October, 2030 (“2030 Notes”) which were issued on September 21, 2020.

•	$400 million aggregate principal amount of 5.00% senior secured notes due in June, 2026 (“2026 Notes”) which were issued on June 3, 2016.

Interest on the 2026 Notes is payable on June 1 and December 1 until the maturity date of June 1, 2026.  Interest on the 2030 Notes payable on April 15 and October 15, commencing April 15, 2021, until the maturity date of October 15, 2030.  The 2026 Notes and 2030 Notes were offered only to qualified institutional buyers under Rule 144A and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The 2026 Notes and 2030 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The 2030 Notes are guaranteed (the “Guarantees”) on a senior secured basis by all of our existing and future direct and indirect subsidiaries (the “Subsidiary Guarantors”) that guarantee our Senior Credit Agreement, dated as of November 15, 2010, as amended, restated or supplemented from time to time, or other first lien obligations or any junior lien obligations.  The 2030 Notes and the Guarantees are secured by first-priority liens, subject to permitted liens, on certain of the Company’s and the Subsidiary Guarantors’ assets now owned or acquired in the future by the Company or the Subsidiary Guarantors (other than real property, accounts receivable sold pursuant to the Company’s Existing Receivables Facility (as defined in the Indenture pursuant to which the 2030 Notes were issued (the “Indenture”)), and certain other excluded assets). The Company’s obligations with respect to the 2030 Notes, the obligations of the Subsidiary Guarantors under the Guarantees, and the performance of all of the Company’s and the Subsidiary Guarantors’ other obligations under the Indenture are secured equally and ratably with the Company’s and the Subsidiary Guarantors’ obligations under the Senior Credit Agreement and  the Company’s 2026 Notes by a perfected first-priority security interest, subject to permitted liens, in the collateral owned by the Company and its guarantors, whether now owned or hereafter acquired. However, the liens on the collateral securing the 2030 Notes and the Guarantees will be released if: (i) the 2030 Notes have investment grade ratings; (ii) no default has occurred and is continuing, and; (iii) the liens on the collateral securing all first lien obligations (including the Senior Credit Agreement and the 2026 Notes) and any junior lien obligations are released or the collateral under the Senior Credit Agreement, any other first lien obligations and any junior lien obligations is released or no longer required to be pledged. The liens on any collateral securing the 2030 Notes and the Guarantees will also be released if the liens on that collateral securing the Senior Credit Agreement, other first lien obligations and any junior lien obligations are released.

In connection with the issuance of the 2030 Notes, the Company, the Subsidiary Guarantors and the representatives of the several initial purchasers, entered into a Registration Rights Agreement (the “Registration Rights Agreement”), whereby the Company and the Subsidiary Guarantors have agreed, at their expense, to use commercially reasonable best efforts to: (i) cause to be filed a registration statement enabling the holders to exchange the 2030 Notes and Guarantees for registered senior secured notes issued by the Company and guaranteed by the then Subsidiary Guarantors under the Indenture (the “Exchange Securities”), containing terms identical to those of the 2030 Notes (except that the Exchange Securities will not be subject to restrictions on transfer or to any increase in annual interest rate for failure to comply with the Registration Rights Agreement); (ii) cause the registration statement to become effective; (iii) complete the exchange offer not later than 60 days after such effective date and in any event on or prior to a target registration date of March 21, 2023, and; (iv) file a shelf registration statement for the resale of the 2030 Notes if the exchange offer cannot be effected within the time periods listed above. The interest rate on the 2030 Notes will increase and additional interest thereon will be payable if the Company does not comply with its obligations under the Registration Rights Agreement.

On September 28, 2020, we redeemed the entire $700 million aggregate principal amount of our previously outstanding 4.75% Senior Secured Notes due 2022 (the “2022 Notes”), at a cash redemption price equal to the sum of: (i) 100% of the aggregate principal amount of the 2022 Notes redeemed, and; (ii) accrued and unpaid interest on the 2022 Notes to the redemption date. Included in our financial results for the three and nine-month periods ended September 30, 2020, was a loss on extinguishment of debt of approximately $1 million recorded in connection with the redemption of the 2022 Notes.

At September 30, 2020, the carrying value and fair value of our debt were each approximately $3.6 billion. At December 31, 2019, the carrying value and fair value of our debt were each approximately $4.0 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was approximately 38% at September 30, 2020 and 42% at December 31, 2019.

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

Off-Balance Sheet Arrangements

During the three months ended September 30, 2020, there have been no material changes in the off-balance sheet arrangements consisting of standby letters of credit and surety bonds.

As of September 30, 2020 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $103 million consisting of: (i) $94 million related to our self-insurance programs, and; (ii) $9 million of other debt and public utility guarantees.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended September 30, 2020. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.   Controls and Procedures

As of September 30, 2020, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting or in other factors during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain legal matters are described below:

Litigation:

Shareholder Class Action

In December 2016 a purported shareholder class action lawsuit was filed in U.S. District Court for the Central District of California against UHS and certain UHS officers alleging violations of the federal securities laws. The case was originally filed as Heed v. Universal Health Services, Inc. et. al. (Case No. 2:16-CV-09499-PSG-JC). The court subsequently appointed Teamsters Local 456 Pension Fund and Teamsters Local 456 Annuity Fund to serve as lead plaintiffs.  The case has been transferred to the U.S. District Court for the Eastern District of Pennsylvania and the style of the case has been changed to Teamsters Local 456 Pension Fund, et. al. v. Universal Health Services, Inc. et. al. (Case No. 2:17-CV-02817-LS). In September, 2017, Teamsters Local 456 Pension Fund filed an amended complaint. The amended class action complaint alleges violations of federal securities laws relating to disclosures made in public filings associated with alleged practices and operations at our behavioral health facilities.  Plaintiffs seek monetary damages for shareholders during the defined class period as a result of the decrease in share price following various public disclosures or reports. In December, 2017, we filed a motion to dismiss the amended complaint. In August, 2019, the court granted our motion to dismiss. Plaintiffs subsequently filed a motion with the court seeking leave to file a second amended complaint. In April, 2020, the court denied Plaintiffs’ motion to file a second amended complaint. Plaintiffs have filed an appeal with the 3d Circuit Court of Appeals. We deny liability and intend to defend ourselves vigorously. The parties have recently initiated settlement negotiations during the pendency of the appeal, however, we can provide no assurance that a settlement will be reached. We are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

Shareholder Derivative Cases

In March 2017, a shareholder derivative suit was filed by plaintiff David Heed in the Court of Common Pleas of Philadelphia County. A notice of removal to the United States District Court for the Eastern District of Pennsylvania was filed (Case No. 2:17-cv-01476-LS). Plaintiff filed a motion to remand. In December 2017, the Court denied plaintiff’s motion to remand and retained the case in federal court. In May, June and July 2017, additional shareholder derivative suits were filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in those cases are: Central Laborers’ Pension Fund (Case No. 17-cv-02187-LS); Firemen’s Retirement System of St. Louis (Case No. 17—cv-02317-LS); Waterford Township Police & Fire Retirement System (Case No. 17-cv-02595-LS); and Amalgamated Bank Longview Funds (Case No. 17-cv-03404-LS). The Fireman’s Retirement System case has since been voluntarily dismissed. The federal court consolidated all of the cases pending in the Eastern District of Pennsylvania and appointed co-lead plaintiffs and co-lead counsel. Lead Plaintiffs filed a consolidated, amended complaint. We filed a motion to dismiss the amended complaint.  In addition, a shareholder derivative case was filed in Chancery Court in Delaware by the Delaware County Employees’ Retirement Fund (Case No. 2017-0475-JTL). In December 2017, the Chancery Court stayed this case pending resolution of other contemporaneous matters. Each of these cases have named certain current and former members of the Board of Directors individually and certain officers of Universal Health Services, Inc. as defendants.  UHS has also been named as a nominal defendant in these cases. The derivative cases make substantially similar allegations and claims as the shareholder class action relating to practices at our behavioral health facilities and board and corporate oversight of these facilities as well as claims relating to the stock trading by the individual defendants and company repurchase of shares during the relevant time period. The cases make claims of breaches of fiduciary duties by the named board members and officers; alleged violations of federal securities laws; and common law causes of action against the individual defendants including unjust enrichment, corporate waste, abuse of control, constructive fraud and gross mismanagement. The cases seek monetary damages allegedly incurred by the company; restitution and disgorgement of profits, benefits and other compensation from the individual defendants and various forms of equitable relief relating to corporate governance matters. In August, 2019, the court granted our motion to dismiss. Plaintiffs subsequently filed a motion with the court seeking leave to file a second amended complaint.  In April, 2020, the court denied Plaintiffs motion to file a second amended complaint. Plaintiffs have filed an appeal with the 3d Circuit Court of Appeals. The defendants deny liability and intend to defend these cases vigorously. The parties have recently initiated settlement negotiations during the pendency of the appeal, however, we can provide no assurance that a settlement will be reached. We are uncertain as to potential liability or financial exposure, if any, which may be associated with these matters.

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

As reflected below, in conjunction with our previously approved stock repurchase programs, during the three-month period ended September 30, 2020, no shares were repurchased pursuant to the terms of our stock repurchase program, since as previously mentioned herein, as part of our various COVID-19 initiatives, we have suspended our stock repurchase program. During the three-month period ended September 30, 2020, 3,684 shares were repurchased in connection with income tax withholding obligations resulting from the vesting of restricted stock grants.

During the period of July 1, 2020 through September 30, 2020, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid for shares purchased as part of publicly announced program (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands)
July, 2020	$-	223	493	$0.01	—	—	—	—	$559,563
August, 2020	—	—	1,974	$0.01	—	—	—	—	$559,563
September, 2020	—	200	1,217	$0.01	—	—	—	—	$559,563
Total July through September, 2020	$-	423	3,684	$0.01	—	N/A	$—

Dividends

As part of our various COVID-19 initiatives, we have suspended declaration and payment of quarterly dividends.

Item 6.   Exhibits

4.1

Indenture, dated as of September 21, 2020, by and among the Company, the Subsidiary Guarantors party thereto, MUFG Union Bank, N.A., as trustee, and JPMorgan Chase Bank, N.A., as collateral agent, previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 21, 2020, is incorporated herein by reference.

4.2

Additional Authorized Representative Joinder Agreement, dated as of September 21, 2020, among the Company, the Subsidiary Guarantors party thereto, JPMorgan Chase Bank, N.A., as collateral agent, the Authorized Representatives specified therein and MUFG Union Bank, N.A., as trustee, as an Additional Authorized Representative, previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 21, 2020, is incorporated herein by reference.

10.1

Registration Rights Agreement, dated as of September 21, 2020, by and among the Company, the Subsidiary Guarantors party thereto, and J.P. Morgan Securities LLC, BofA Securities, Inc. and Goldman Sachs & Co. LLC, as representatives of the several Initial Purchasers, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 21, 2020, is incorporated herein by reference.

10.2

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

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document –the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in Inline XBRL.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: November 6, 2020	/s/ Alan B. Miller
Alan B. Miller, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton, Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)