Form 10-K
period 2020-12-31
UNIVERSAL HEALTH SERVICES INC
filed 2021-02-25
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The aggregate market value of voting stock held by non-affiliates at June 30, 2020 was $7.0 billion. (For the purpose of this calculation, it was assumed that Class A, Class C, and Class D Common Stock, which are not traded but are convertible share-for-share into Class B Common Stock, have the same market value as Class B Common Stock. Also, for purposes of this calculation only, all directors are deemed to be affiliates.)

The number of shares of the registrant’s Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, and Class D Common Stock, $.01 par value, outstanding as of January 31, 2021, were 6,577,100; 77,836,686; 661,688 and 18,191, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for our 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020 (incorporated by reference under Part III).

UNIVERSAL HEALTH SERVICES, INC.

2020 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2020. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Annual Report.

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

As of February 25, 2021, we owned and/or operated 360 inpatient facilities and 39 outpatient and other facilities including the following located in 38 states, Washington, D.C., the United Kingdom and Puerto Rico:

Acute care facilities located in the U.S.:

•	26 inpatient acute care hospitals;
•	17 free-standing emergency departments, and;
•	6 outpatient centers & 1 surgical hospital.

Behavioral health care facilities (334 inpatient facilities and 15 outpatient facilities):

Located in the U.S.:

•	185 inpatient behavioral health care facilities, and;
•	12 outpatient behavioral health care facilities.

Located in the U.K.:

•	146 inpatient behavioral health care facilities, and;
•	3 outpatient behavioral health care facilities.

Located in Puerto Rico:

•	3 inpatient behavioral health care facilities.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 55% during 2020, 54% during 2019 and 53% during 2018. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 45% of our consolidated net revenues during 2020, 46% during 2019 and 47% during 2018.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $584 million in 2020, $554 million in 2019 and $505 million in 2018. Total assets at our U.K. behavioral health care facilities were approximately $1.334 billion as of December 31, 2020, $1.270 billion as of December 31, 2019 and $1.224 billion as of December 31, 2018.

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

In accordance with Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, we submitted our CEO’s certification to the New York Stock Exchange in 2020. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report on

Form 10-K, are our CEO’s and CFO’s certifications regarding the quality of our public disclosures under Section 302 of the Sarbanes-Oxley Act of 2002.

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

	2020	2019	2018	2017	2016
Average Licensed Beds:
Acute Care Hospitals	6,457	6,379	6,232	6,127	5,934
Behavioral Health Centers	23,661	23,812	23,509	23,151	21,829
Average Available Beds (1):
Acute Care Hospitals	6,285	6,205	6,056	5,954	5,759
Behavioral Health Centers	23,559	23,711	23,425	23,068	21,744
Admissions:
Acute Care Hospitals	286,535	317,983	303,985	297,390	274,074
Behavioral Health Centers	448,870	488,367	482,658	467,822	456,052
Average Length of Stay (Days):
Acute Care Hospitals	5.1	4.6	4.5	4.4	4.6
Behavioral Health Centers	13.7	13.3	13.3	13.6	13.2
Patient Days (2):
Acute Care Hospitals (1)	1,458,321	1,451,847	1,376,988	1,312,265	1,251,511
Behavioral Health Centers	6,142,823	6,487,707	6,418,334	6,381,756	6,004,066
Occupancy Rate-Licensed Beds (3):
Acute Care Hospitals	62%	62%	61%	59%	58%
Behavioral Health Centers	71%	75%	75%	76%	75%
Occupancy Rate-Available Beds (3):
Acute Care Hospitals	63%	64%	62%	60%	59%
Behavioral Health Centers	71%	75%	75%	76%	75%

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

Self-Referral and Anti-Kickback Legislation

The Stark Law: The Social Security Act includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship, unless an exception is met. These types of referrals are known as “self-referrals.” Sanctions for violating the Stark Law include civil penalties up to $25,820 for each violation, and up to $172,137 for sham arrangements. There are a number of exceptions to the self-referral prohibition, including an exception for a physician’s ownership interest in an entire hospital as opposed to an ownership interest in a hospital department unit, service or subpart. However, federal laws and regulations now limit the ability of hospitals relying on this exception to expand aggregate physician ownership interest or to expand certain hospital facilities. This regulation also places a number of compliance requirements on physician-owned hospitals related to reporting of ownership interest. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements that adhere to certain enumerated requirements.  CMS issued a final rule in 2020 that created a new Stark exception for value-based models. Although the final regulations provide exceptions to the Stark Law, there may remain regulatory risks for participating hospitals, as well as financial and operational risks.

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

The anti-kickback statute contains certain exceptions, and the Office of the Inspector General of the Department of Health and Human Services (“OIG”) has issued regulations that provide for “safe harbors,” from the federal anti-kickback statute for various activities. These activities, which must meet certain requirements, include (but are not limited to) the following: investment interests, space rental, equipment rental, practitioner recruitment, personnel services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary coinsurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, freestanding surgery centers, donation of technology for electronic health records and referral agreements for specialty services. In 2020, the OIG issued a final rule that established an anti-kickback statute safe harbor for value based models. Although the final regulations provide safe harbors, there may remain regulatory risks for participating hospitals, as well as financial and operational risks.  The fact that conduct or a business arrangement does not fall within a safe harbor or exception does not automatically render the conduct or business arrangement illegal under the anti-kickback statute. However, such conduct and business arrangements may lead to increased scrutiny by government enforcement authorities.

Although we believe that our arrangements with physicians and other referral sources have been structured to comply with current law and available interpretations, there can be no assurance that all arrangements comply with an available safe harbor or that regulatory authorities enforcing these laws will determine these financial arrangements do not violate the anti-kickback statute or other applicable laws. Violations of the anti-kickback statute may be punished by a criminal fine of up to $100,000 for each violation or imprisonment, however, under 18 U.S.C. Section 3571, this fine may be increased to $250,000 for individuals and $500,000 for organizations. Civil money penalties may include fines of up to $104,330 per violation and damages of up to three times the total amount of the remuneration and/or exclusion from participation in Medicare and Medicaid.

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

When a defendant is determined by a court of law to have violated the False Claims Act, the defendant may be liable for up to three times the actual damages sustained by the government, plus mandatory civil penalties of between $11,803 to $23,607 for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The Fraud Enforcement and Recovery Act of 2009 (“FERA”) amended and expanded the number of actions for which liability may attach under the False Claims Act, eliminating requirements that false claims be presented to federal officials or directly involve federal funds. FERA also clarifies that a false claim violation occurs upon the knowing retention, as well as the receipt, of overpayments. In addition, recent changes to the anti-kickback statute have made violations of that law punishable under the civil False Claims Act. Further, a number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit on behalf of the state in state court. The False Claims Act require that federal healthcare program overpayments be returned within 60 days from the date the overpayment was identified, or by the date any corresponding cost report was due, whichever is later. Failure to return an overpayment within this period may result in additional civil False Claims Act liability.

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

Human Capital Management

Employees and Medical Staff

As of early February, 2021, we had approximately 89,000 total employees consisting of: (i) approximately 78,800 employees located in the U.S., of which approximately 57,900 were employed full-time, and; (ii) approximately 10,200 employees located in the U.K.  Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. In a number of our markets, physicians may have admitting privileges at other hospitals in addition to ours. Within our acute care division, approximately 310 physicians are employed by physician practice management subsidiaries of ours either directly or through contracts with affiliated group practices structured as 501A corporations. Members of the medical staffs of our hospitals also serve on the medical staffs of hospitals not owned by us and may terminate their affiliation with our hospitals at any time. In addition, within our behavioral health division, approximately 510 psychiatrists are employed by subsidiaries of ours either directly or through contracts with affiliated group practices structured as 501A corporations. Each of our hospitals is managed on a day-to-day basis by a managing director employed by a subsidiary of ours. In addition, a Board of Governors, including members of the hospital’s medical staff, governs the medical, professional and ethical practices at each hospital. We believe that our relations with our employees are satisfactory.

Labor Relations

Approximately 1,725 of our employees at five of our hospitals are unionized. At Valley Hospital Medical Center, housekeeping and dietary employees are represented by the Culinary Workers and Bartenders Union, engineers are represented by the International Union of Operating Engineers and Registered Nurses are represented by the Service Employees International Union (“SEIU”).  Engineers at Desert Springs Hospital are represented by the International Union of Operating Engineers and Registered Nurses and Technical employees are represented by the SEIU. At the Psychiatric Institute of Washington, clinical, clerical, support and maintenance employees are represented by the Communication Workers of America (AFL-CIO). Registered Nurses, Licensed Practical Nurses, certain technicians and therapists and some clerical employees at HRI Hospital in Boston are represented by the Service Employees International Union. At Brooke Glen Behavioral Hospital, unionized employees are represented by the Teamsters and the Northwestern Nurses Association/Pennsylvania Association of Staff Nurses and Allied Professionals.

Culture and Work Environment

Our commitment to “Service Excellence” serves as the foundation of our culture and is defined as providing world-class service that is professional, timely, effective and efficient to all of our customer groups at all times.  Serving as the foundation of our company mission, vision, and principles, Service Excellence is the way we approach every human interaction at our company, all the time, every day.

All new employees participate in a Service Excellence training session.  Employees learn what Service Excellence means at our company and develop an action plan on how to apply this to their everyday work. The individual action plan is mutually shared and maintained with employees and their managers.

To recruit and retain a diverse and talented workforce, we continuously monitor and update our competitive compensation and benefit packages. We regularly survey our employees to obtain their views and assess employee satisfaction. We use the views expressed in the surveys to assess and update our people strategy and policies.

Ethical Standards

We set high ethical standards for ourselves because caring for our patients is a sacred trust. We are committed to fostering a culture of accountability at all levels and encourage our employees to report anything they believe could be out of compliance with our values. We provide protected ways for them to do that.

Our commitment to fairness and integrity extends to everyone with whom we interact and do business.

Diversity and Inclusion

We know that the quality of the patient experience is driven by the personal compassion, competence and commitment our team members deliver every day.  We value each member of our team and are committed to treating everyone with dignity and respect.  A collaborative approach among our staff is encouraged because we all share the goal of providing superior quality patient care and support to families and loved ones.

Health and Safety

Policies and training programs to encourage work safety are a major focus in our organization.  During 2020, our increased attention to workplace safety has enabled us to continue our commitment to keeping our employees and facilities safe during the COVID-19 pandemic.

Employee Development

We have a number of employee and leadership development programs in place to strengthen our company, help further our employees’ personal career goals and assist with succession planning. We encourage employees to take charge of their career development and set objectives in partnership with their managers. We train managers to partner with employees and support them in their efforts.

We utilize various methods for personal and technical development: on-demand videos, webinars, classroom trainings, coaching, and more. We also offer tuition reimbursement as a part of our benefits program.

Equal Employment Opportunity

We are committed to the principle of Equal Employment Opportunity for all employees and applicants.  It is our policy to ensure that both current and prospective employees receive equal employment opportunity without consideration of race, religion, color, national origin, nationality, ancestry, age, sex, marital status, sexual orientation, or disability in accordance with local, state and federal laws.

Employee Assistance – The UHS Foundation

During 2020, the UHS Foundation, which was previously established to assist our employees that are significantly impacted by various events such as FEMA-qualified natural disasters and presidential-declared natural disasters, expanded eligibility to provide financial support for UHS employees and their families who were significantly impacted by the COVID-19 pandemic.

During the year, in response to the COVID 19 pandemic, the base salaries of all of our executive and non-executive officers, as well as certain other members of our senior management team, were be reduced by various percentages.  In turn, we contributed the funds generated from these base salary reductions to the UHS Foundation. In addition, the UHS Foundation also received voluntary contributions from other employees and various other parties, including members of our Board of Directors.

Utilizing funds from the UHS Foundation, we worked with impacted employees to cover the employee cost-share for benefits throughout COVID-19. In addition, we also deployed the ‘UHS Resource Guide, a consolidated one-stop access to the benefits, resources, and support tools available across the organization. In addition, we also expanded resources through our employee assistance program, with a particular focus on emotional wellness and COVID-19 support for our front-line healthcare workers.

Competition

The health care industry is highly competitive. In recent years, competition among healthcare providers for patients has intensified in the United States due to, among other things, regulatory and technological changes, increasing use of managed care payment systems, cost containment pressures and a shift toward outpatient treatment. In all of the geographical areas in which we operate, there are other facilities that provide services comparable to those offered by our facilities. In addition, some of our competitors include hospitals that are owned by tax-supported governmental agencies or by nonprofit corporations and may be supported by endowments and charitable contributions and exempt from property, sale and income taxes. Such exemptions and support are not available to us.

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

Relationship with Universal Health Realty Income Trust

At December 31, 2020, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. The advisory agreement was renewed by the Trust for 2021 at the same rate as the prior three years, providing for an advisory computation at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $4.1 million during 2020, $4.0 million during 2019 and $3.8 million during 2018.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust was $1.1 million during each of 2020 and 2019 and $1.4 million during 2018, which are included in other income, net, on the accompanying consolidated statements of income for each year. We received dividends from the Trust amounting to $2.2 million during 2020 and $2.1 million during each of 2019 and 2018.

The carrying value of our investment in the Trust was $5.4 million and $6.4 million at December 31, 2020 and 2019, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $50.6 million at December 31, 2020 and $92.4 million at December 31, 2019, based on the closing price of the Trust’s stock on the respective dates.

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

Total rent expense under the operating leases on the three wholly-owned hospital facilities with the Trust was $17.1 million, $16.4 million and $16.0 million during 2020, 2019 and 2018, respectively.  Pursuant to the terms of the three hospital leases with the Trust, we have the option to renew the leases at the lease terms described above and below by providing notice to the Trust at least 90 days prior to the termination of the then current term. We also have the right to purchase the respective leased hospitals at their appraised fair market value upon any of the following: (i) at the end of the lease terms or any renewal terms; (ii) upon one month’s notice should a change of control of the Trust occur, or; (iii) within the time period as specified in the lease in the event that we provide notice to the Trust of our intent to offer a substitution property/properties in exchange for one (or more) of the three hospital properties leased from the Trust should we be unable to reach an agreement with the Trust on the properties to be substituted.  In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

The table below details the renewal options and terms for each of our three wholly-owned acute care hospital facilities leased from the Trust:

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

The existing lease on Southwest Healthcare System, Inland Valley Campus is scheduled to expire on December 31, 2021 and we are considering terminating the lease at that time.  As permitted pursuant to the terms of the lease, we have the right to purchase the leased property at its appraised fair market value at the end of the existing lease term.  However, we are planning to offer the Trust potential substitution properties, with a fair market value substantially equal to that of the existing leased property, in exchange for the Inland Valley Campus.  We expect to submit our proposal to the Trust, which is subject to the Trust’s approval, during the first quarter of 2021.  Should a property substitution agreement be reached with the Trust, we anticipate that the transaction would be effective December 31, 2021, upon expiration of the existing lease on the Inland Valley Campus.  We can provide no assurance that we will ultimately agree on a property substitution with the Trust in connection with the Inland Valley Campus.

In addition, certain of our subsidiaries are tenants in various medical office buildings and two free-standing emergency departments owned by the Trust or by limited liability companies in which the Trust holds 95% to 100% of the ownership interest.

During the third quarter of 2019, the Trust commenced construction on a new 75,000 rentable square feet MOB that is located on the campus of Texoma Medical Center, a hospital that is owned and operated by one of our subsidiaries.  The construction on this MOB was substantially completed in December, 2020.  In connection with this MOB, a master flex lease was executed between a wholly-owned subsidiary of ours and a Trust limited partnership that owns the MOB.  Pursuant to the terms of this master flex lease, our subsidiary will master lease approximately 50% of the rentable square feet of the MOB, allocated to specific floors of the building, which could be reduced during the term if certain conditions are met, for a ten-year term at an initial minimum annual rent of $644,000. As of December 31, 2020, as a result of fully executed leases between the Trust and third-party tenants, the master lease flex commitment has been reduced to 5,840 rentable square feet on the third floor of the MOB.

During the third quarter of 2019, a joint-venture agreement between us and a non-related third-party was finalized in connection with the development of a newly constructed behavioral health care facility located in Clive, Iowa.  Pursuant to the terms of the agreement, we hold a majority ownership interest in the venture and will act as manager of the facility when completed and opened.  This joint-venture also entered into an agreement with the Trust whereby a wholly-owned subsidiary of the Trust constructed the 100-bed behavioral health care hospital, which was substantially completed in December, 2020 and the property received a temporary certificate of occupancy on December 31, 2020.   Upon completion and issuance of the temporary certificate of occupancy, the joint venture lease from the Trust commenced pursuant to a 20-year, triple net lease with five, 10-year renewal options.  Construction of the approximately 82,000 square foot hospital was managed by a wholly-owned subsidiary of ours for an aggregate fee of approximately $750,000. The approximate cost of the project is estimated at $35.1 million and the initial annual rent is estimated at approximately $2.5 million.

Executive Officers of the Registrant

The executive officers, whose terms will expire at such time as their successors are elected, are as follows:

Name and Age	Present Position with the Company
Marc D. Miller (50)	Chief Executive Officer, President and Director
Alan B. Miller (83)	Executive Chairman of the Board
Steve G. Filton (63)	Executive Vice President, Chief Financial Officer and Secretary
Marvin G. Pember (67)	Executive Vice President, President of Acute Care Division
Matthew J. Peterson (51)	Executive Vice President, President of Behavioral Health Division

Mr. Marc D. Miller was appointed Chief Executive Officer and President effective January 1, 2021.  He has served as President since May, 2009 and prior thereto served as Senior Vice President and co-head of our Acute Care Hospitals since 2007. He was elected a Director in May, 2006 and Vice President in 2005. He has served in various capacities related to our acute care division since 2000. He was elected to the Board of Trustees of Universal Health Realty Income Trust in December, 2008. In August, 2015, he was appointed to the Board of Directors of Premier, Inc., a publicly traded healthcare performance improvement alliance.  See Note 9 to the Consolidated Financial Statements-Relationship with Universal Health Realty Income Trust and Other Related Party Transactions for additional disclosure regarding the Company’s group purchasing organization agreement with Premier, Inc. Marc D. Miller is the son of Alan B. Miller, our Executive Chairman of the Board.

Mr. Alan B. Miller was appointed Executive Chairman of the Board effective January 1, 2021. He had been Chairman of the Board and Chief Executive Officer since the Company’s inception and also served as President from inception until May, 2009. Prior thereto, he was President, Chairman of the Board and Chief Executive Officer of American Medicorp, Inc. He currently serves as Chairman of the Board, Chief Executive Officer and President of Universal Health Realty Income Trust. He is the father of Marc D. Miller, our Chief Executive Officer, President and Director.

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

Risks Related to Business Operations

A significant portion of our revenue is produced by facilities located in Texas, Nevada and California.

Texas: We own 7 inpatient acute care hospitals and 22 inpatient behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 16% of our consolidated net revenues during each of 2020, 2019 and 2018.  On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 13% in 2020, 14% in 2019 and 12% in 2018, of our income from operations after net income attributable to noncontrolling interest.

Nevada: We own 8 inpatient acute care hospitals and 4 inpatient behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 17% of our consolidated net revenues during 2020, 18% in 2019 and 17% during 2018.  On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 17% in 2020, 23% in 2019 and 24% in 2018, of our income from operations after net income attributable to noncontrolling interest. Effective January, 2020, United/Sierra Healthcare in Las Vegas, entered into an agreement with a competitor health system that was previously excluded from their contractual network in the area. As a result, we believe that our 6 acute care hospitals in the Las Vegas, Nevada market, will likely experience a decline in patient volumes.  However, we have entered into an amended agreement with United/Sierra Healthcare related to our hospitals in the Las Vegas market that provided for various rate increases that began in January, 2020. Although we estimate that the unfavorable impact of the projected declines in patient volumes should be largely offset by the favorable impact of the increased rates, we can provide no assurance that these developments on the Las Vegas market, will not have a material adverse impact on our future results of operations.

California: We own 5 inpatient acute care hospitals and 7 inpatient behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 11% of our consolidated net revenues during each of 2020, 2019 and 2018. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 20% in 2020, 17% in 2019 and 16% in 2018 of our income from operations after net income attributable to noncontrolling interest.

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

We receive Medicaid revenues in excess of $100 million annually from each of California, Texas, Nevada, Washington, D.C., Pennsylvania, Illinois and Massachusetts, making us particularly sensitive to reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states.

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

In recent years, the number of quality measures that hospitals are required to report publicly has increased. CMS publishes performance data related to quality measures and data on patient satisfaction surveys that hospitals submit in connection with the Medicare program. Federal law provides for the future expansion of the number of quality measures that must be reported. Additionally, the Legislation requires all hospitals to annually establish, update and make public a list of their standard charges for products and services. Also, the No Surprises Act, adopted as part of the Consolidated Appropriations Act, 2021 (“CAA”), creates additional price transparency requirements beginning January 1, 2022, including requiring providers to send health plans of insured patients and uninsured patients a good faith estimate of the expected charges and diagnostic codes prior to the scheduled date of the service or item. If any of our hospitals achieve poor results on the quality measures or patient satisfaction surveys (or results that are lower than our competitors) or if our standard charges are higher than our competitors, our patient volume could decline because patients may elect to use competing hospitals or other health care providers that have better metrics and pricing. This circumstance could harm our business and results of operations.

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

The healthcare industry is highly competitive, and competition among hospitals, and other healthcare providers for patients and physicians has intensified in recent years. In all of the geographical areas in which we operate, there are other facilities that provide services comparable to those offered by our facilities. Some of our competitors include hospitals that are owned by tax-supported governmental agencies or by nonprofit corporations and may be supported by endowments and charitable contributions and exempt from property, sales and income taxes. Such exemptions and support are not available to us.

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

The expertise and efforts of our senior executives and key members of our local hospital management personnel are critical to the success of our business. The loss of the services of one or more of our senior executives or of a significant portion of our local hospital management personnel could significantly undermine our management expertise and our ability to provide efficient, quality healthcare services at our facilities, which could harm our business. Effective January 1, 2021, Mr. Alan B. Miller, our Founder, Chairman and Chief Executive Officer has stepped down as Chief Executive Officer and Mr. Marc D. Miller, our former President, has been appointed as new Chief Executive Officer. Mr. Alan B. Miller continues to serve in his current role as Executive Chairman of our Board of Directors in addition to retaining certain other management responsibilities within our Company.

Risks Related to the COVID-19 Pandemic

COVID-19 and other pandemics, epidemics, or public health threats may adversely affect our business, results of operations and financial condition.

We are subject to risks associated with public health threats and epidemics, including the health concerns relating to the COVID-19 pandemic. In January 2020, the Centers for Disease Control and Prevention (“CDC”) confirmed the spread of the disease to the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The federal government has declared COVID-19 a national emergency, as many federal and state authorities have implemented aggressive measures to “flatten the curve” of confirmed individuals diagnosed with COVID-19 in an attempt to curtail the spread of the virus and to avoid overwhelming the health care system.

The COVID-19 pandemic has adversely impacted and is likely to further adversely impact us, our employees, our patients, our vendors and supply chain partners, and financial institutions, which could continue to have a material adverse effect on our business, results of operations and financial condition. In an effort to slow the spread of the disease, since March, 2020, at various times, most state and local governments mandated general “shelter-in-place” orders or other similar restrictions that require or strongly encourage social distancing and, face coverings, and that have closed or limited non-essential business activities. Some of these restrictions remain in place. Additionally, evidence suggests that individuals to deciding to forego medical care delivered in traditional venues.

These dynamics have manifested themselves in our hospitals in, among other ways, reduced emergency room visits, elective/scheduled procedures and acute and behavioral health patient days.  While such measures are expected to assist in responding to the recent outbreak, self-quarantines, shelter-in-place orders, and suspension of voluntary procedures and surgeries have had, and will likely continue to have, an adverse impact on the operations and financial position of health care provider systems due to increased costs (including labor costs which have been pressured during the COVID-19 pandemic due to a shortage of clinicians and increased wage rates due to increased demand for those services), actual reduction and potential reduction in overall patient volume, and shifts in payor mix.

Despite these measures, there have been waves of escalated COVID-19 cases at various times, including the fourth quarter of 2020 and into the first quarter of 2021, in many states in the U.S., including many states in which we operate hospitals. Recently, COVID-19 vaccinations have begun to be administered and while we expect the administration of vaccines will assist in easing the number of COVID-19 patients, the pace at which this is likely to occur is very difficult to predict. The extent to which the COVID-19 pandemic and measures taken in response thereto impact our business, results of operations and financial condition will depend on numerous factors and future developments, most of which are beyond our control or ability to predict. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We are not able to fully quantify the impact that these factors will have on our future financial results, but expect developments related to the COVID-19 pandemic to materially affect our financial performance in 2021. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts on our financial condition and our results of operations as a result of its macroeconomic impact, including any recession that has occurred or may occur in the future.

There is a high degree of uncertainty regarding the implementation and impact of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Paycheck Protection Program and Health Care Enhancement Act (“PPPHCE Act”).

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), a stimulus package signed into law on March 27, 2020, authorizes $100 billion in grant funding to hospitals and other healthcare providers to be distributed through the Public Health and Social Services Emergency Fund (the “PHSSEF”).  These funds are not required to be repaid provided the recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using PHSSEF funds to reimburse expenses or losses that other sources are obligated to reimburse. However, since the expenses and losses will be ultimately measured over the life of the COVID-19 pandemic, potential retrospective unfavorable adjustments in future periods, of funds recorded as revenues in prior periods, could occur. The U.S. Department of Health and Human Services (“HHS”) initially distributed $30 billion of this funding based on each provider’s share of total Medicare fee-for-service reimbursement in 2019.  Subsequently, HHS distributed $50 billion in CARES Act funding (including the $30 billion already distributed) proportional to providers’ share of 2018 net patient revenue. We have received payments from these initial distributions of the PHSSEF as disclosed herein.  HHS has indicated that distributions of the remaining $50 billion will be targeted primarily to hospitals in COVID-19 high impact areas, to rural providers, safety net hospitals and certain Medicaid providers and to reimburse providers for COVID-19-related treatment of uninsured patients. We have received payments from these targeted distributions of the PHSSEF, as disclosed herein. The CARES Act also makes other forms of financial assistance available to healthcare providers, including through Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which makes available accelerated payments of Medicare funds in order to increase cash flow to providers. On April 26, 2020, CMS announced it was reevaluating and temporarily suspending the Accelerated and Advance Payment Program in light of the availability of the PHSSEF and the significant funds available through other programs. We have received accelerated payments under this program as disclosed herein.

The Paycheck Protection Program and Health Care Enhancement Act (the “PPPHCE Act”), a stimulus package signed into law on April 24, 2020, includes additional emergency appropriations for COVID-19 response, including $75 billion to be distributed to eligible providers through the PHSSEF. Recipients will not be required to repay the government for funds received, provided they comply with HHS-defined terms and conditions. A third phase of PHSSEF allocations was recently announced, under which $24.5 billion was made available for providers who previously received, rejected or accepted PHSSEF payments. Applicants that have not yet received PHSSEF payments of 2 percent of patient revenue will receive a payment that, when combined with prior payments (if any), equals 2 percent of patient care revenue. Providers that have already received payments of approximately 2 percent of annual revenue from patient care can submit more information and may be eligible for an additional payment. On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law. The CAA appropriated an additional $3 billion to the PHSSEF, codified flexibility for providers to calculate lost revenues and permitted parent organizations to allocate PHSSEF targeted distributions to subsidiary organizations. The CAA also provides that not less than 85 percent of the unobligated PHSSEF amounts and any future funds recovered from health care providers should be used for additional distributions that consider financial losses and changes in operating expenses in the third or fourth quarters of 2020 and the first quarter of 2021 that are attributable to the coronavirus. The CAA provided additional funding for testing, contact tracing and vaccine administration. Providers receiving payments were required to sign terms and conditions regarding utilization of the payments. Any provider receiving funds in excess of $10,000 in the aggregate will be required to report data elements to HHS detailing utilization of the payments. Providers will report healthcare related expenses attributable to COVID-19 that have not been reimbursed by another source, which may include general and administrative or healthcare related operating expenses. Funds may also be applied to lost revenues, represented as a negative change in year-over-year net patient care operating income. All such fund payments must be expended by June 30, 2021.

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

Risks Related to the Regulatory Environment

Reductions or changes in Medicare and Medicaid funding could have a material adverse effect on our future results of operations.

The Budget Control Act of 2011 (the “Budget Control Act”) mandated significant reductions in federal spending for fiscal years 2012-2021, including a reduction of 2% on all Medicare payments during this period. Subsequent legislation enacted by Congress extended these reductions through 2030. There is a substantial risk that Congress could act to extend or increase these across-the-board reductions. The Consolidated Appropriations Act, 2021 (“CAA”) eliminated the 2% reduction in Medicare payments from sequestration through March 31, 2021. Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Sources of Revenue-Medicare, for additional disclosure.

Beginning in 2024 and continuing through 2027, the Medicaid disproportionate share hospital (“DSH”) allotment to the states from federal funds will be reduced. Such reductions have been delayed several times, most recently under the CAA, which further delays the DSH through 2024. During the reduction period, state Medicaid DSH allotments from federal funds will be reduced by $8 billion annually. Reductions are imposed on states based on percentage of uninsured individuals, Medicaid utilization and uncompensated care.

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

A 2012 U.S. Supreme Court ruling limited the federal government’s ability to expand health insurance coverage by holding unconstitutional sections of the Legislation that sought to withdraw federal funding for state noncompliance with certain Medicaid coverage requirements. Pursuant to that decision, the federal government may not penalize states that choose not to participate in the Medicaid expansion program by reducing their existing Medicaid funding. Therefore, states can choose to accept or not to participate without risking the loss of federal Medicaid funding. As a result, many states, including Texas, have not expanded their Medicaid programs without the threat of loss of federal funding. CMS has granted section 1115 demonstration waivers providing for work and community engagement requirements for certain Medicaid eligible individuals. CMS has also released guidance to states interested in receiving their Medicaid funding through a block grant mechanism. It is anticipated this will lead to reductions in coverage, and likely increases in uncompensated care, in states where these demonstration waivers are granted.

The various provisions in the Legislation that directly or indirectly affect Medicare and Medicaid reimbursement are scheduled to take effect over a number of years. The impact of the Legislation on healthcare providers will be subject to implementing regulations, interpretive guidance and possible future legislation or legal challenges. Certain Legislation provisions, such as that creating the Medicare Shared Savings Program, create uncertainty in how healthcare may be reimbursed by federal programs in the future. Thus, we cannot predict the impact of the Legislation on our future reimbursement at this time and we can provide no assurance that the Legislation will not have a material adverse effect on our future results of operations.

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

In addition to legislative changes, the Legislation can be significantly impacted by executive branch actions.  President Biden is expected to undertake executive actions that will strengthen the Legislation and may reverse the policies of the prior administration. The Trump Administration had directed the issuance of final rules (i) enabling the formation of association health plans that would be exempt from certain Legislation requirements such as the provision of essential health benefits; (ii) expanding the availability of short-term, limited duration health insurance, (iii) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level; (iv) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans; and (v) incentivizing the use of health reimbursement accounts by employers to permit employees to purchase health insurance in the individual market. The uncertainty resulting from these Executive Branch policies has led to reduced Exchange enrollment in 2018, 2019 and 2020 is expected to further worsen the individual and small group market risk pools in future years.  It is also anticipated that these policies may create additional cost and reimbursement pressures on hospitals.

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

While attempts to repeal the entirety of the Legislation have not been successful to date, a key provision of the Legislation was repealed as part of the Tax Cuts and Jobs Act and on December 14, 2018, a Texas Federal District Court Judge declared the Legislation unconstitutional, reasoning that the individual mandate tax penalty was essential to and not severable from the remainder of the Legislation. The case was appealed to the U.S. Court of Appeals for the Fifth Circuit and on December 18, 2019, a three-judge panel declared the Legislation’s individual mandate unconstitutional and remanded the case back to the Texas Federal District Court to determine which of the Legislation’s provisions should be stricken with the mandate or whether the entire law is unconstitutional without the individual mandate. On March 2, 2020, the Supreme Court agreed to hear two consolidated cases, filed by the State of California and the United States House of Representatives, asking the Supreme Court to review the ruling by the U.S. Court of Appeals for the Fifth Circuit decision and to review whether, if the mandate is unconstitutional, it can be separated from the rest of the Legislation. Oral argument was heard on November 10, 2020, and a ruling is expected in 2021. The Legislation will remain law while the case proceeds through the appeals process; however, the case creates additional uncertainty as to whether any or all of the Legislation could be struck down, which creates operational risk for the health care industry. We cannot predict the effect of the elimination of the individual mandate tax penalty, the final result and effect of the California v. Texas case. While the results of the 2020 elections potentially reduce the risk of the Legislation being eliminated in whole or in part, the continued uncertainties regarding implementation of the Legislation create unpredictability for the strategic and business planning efforts of health care providers, which in itself constitutes a risk.

Under the Legislation, hospitals are required to make public a list of their standard charges, and effective January 1, 2019, CMS has required that this disclosure be in machine-readable format and include charges for all hospital items and services and average charges for diagnosis-related groups. On November 27, 2019, CMS published a final rule on “Price Transparency Requirements for Hospitals to Make Standard Charges Public.” This rule took effect on January 1, 2021 and requires all hospitals to also make public their payor-specific negotiated rates, minimum negotiated rates, maximum negotiated rates and cash for all items and services, including individual items and services and service packages, that could be provided by a hospital to a patient. Failure to comply with these requirements may result in daily monetary penalties.

As part of the CAA, Congress passed legislation aimed at preventing or limiting patient balance billing in certain circumstances. The CAA addresses surprise medical bills stemming from emergency services, out-of-network ancillary providers at in-network facilities, and air ambulance carriers. The legislation prohibits surprise billing when out-of-network emergency services or out-of-network services at an in-network facility are provided, unless informed consent is received. In these circumstances providers are prohibited from billing the patient for any amounts that exceed in-network cost-sharing requirements. The legislation requires implementing regulations within a year of enactment.

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

Pursuant to Health Information Technology for Economic and Clinical Health (“HITECH”) regulations, hospitals that did not qualify as a meaningful user of EHR by 2015 were subject to a reduced market basket update to the inpatient prospective payment system (“IPPS”) standardized amount in 2015 and each subsequent fiscal year. In the 2019 IPPS final rule, CMS re-named the meaningful use program to “promoting interoperability”.  We believe that all of our acute care hospitals have met the applicable promoting interoperability criteria and therefore are not subject to a reduced market basked update to the IPPS standardized amount. However, under the HITECH Act, hospitals must continue to meet the applicable criteria in each fiscal year or they will be subject to a market basket update reduction in a subsequent fiscal year. Failure of our acute care hospitals to continue to meet the applicable meaningful use criteria would have an adverse effect on our future net revenues and results of operations.

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

These laws and regulations are extremely complex, and, in many cases, we do not have the benefit of regulatory or judicial interpretation. In the future, it is possible that different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that we have violated one or more of these laws (see Note 8 to the Consolidated Financial Statements - Commitments and Contingencies, as included this Form 10-K), or the public announcement that we are being investigated for possible violations of one or more of these laws, could have a material adverse effect on our business, financial condition or results of operations and our business reputation could suffer significantly. In addition, we cannot predict whether other legislation or regulations at the federal or state level will be adopted, what form such legislation or regulations may take or what their impact on us may be. See Item 1 Business—Self-Referral and Anti-Kickback Legislation.

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

We, our subsidiaries, PSI, and its subsidiaries, are subject to pending legal actions, governmental investigations and regulatory actions (see Note 8 to the Consolidated Financial Statements - Commitments and Contingencies, as included this Form 10-K). We may become subject to additional medical malpractice lawsuits, product liability lawsuits, class action lawsuits and other legal actions in the ordinary course of business.

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

In particular, government investigations, as well as qui tam and stockholder lawsuits, may lead to material fines, penalties, damages payments or other sanctions, including exclusion from government healthcare programs. The federal False Claims Act permits private parties to bring qui tam, or whistleblower, lawsuits on behalf of the government against companies alleging that the defendant has defrauded the federal government. These private parties are entitled to share in any amounts recovered by the government, and, as a result, the number of whistleblower lawsuits that have been filed against providers has increased significantly in recent years. Because qui tam lawsuits are filed under seal, we could be named in one or more such lawsuits of which we are not aware. Settlements of lawsuits involving Medicare and Medicaid issues routinely require both monetary payments and corporate integrity agreements, each of which could have a material adverse effect on our business, financial condition, results of operations and/or cash flows.

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

Risks Related to Information Technology

A cyber security incident could cause a violation of HIPAA, breach of member privacy, or other negative impacts.

In September, 2020, we experienced an information technology security incident which led us to suspend user access to our information technology applications related to operations located in the United States. While our information technology applications were offline, patient care was delivered safely and effectively at our facilities across the country utilizing established back-up processes, including offline documentation methods. We have investigated the nature and potential impact of the security incident and engaged third-party information technology and forensic vendors to assist. No evidence of unauthorized access, copying or misuse of any patient or employee data has been identified to date. Promptly after the incident, our information technology applications were restored at our acute care and behavioral health hospitals, as well as at the corporate level, thereby re-establishing connections to all major systems and applications, including electronic medical records, laboratory and pharmacy systems and our hospitals resumed normal operations.

We rely extensively on our information technology (“IT”) systems to manage clinical and financial data, communicate with our patients, payers, vendors and other third parties and summarize and analyze operating results. In addition, we have made significant investments in technology to adopt and utilize electronic health records and to become meaningful users of health information technology pursuant to the American Recovery and Reinvestment Act of 2009. Our IT systems are subject to damage or interruption from power outages, facility damage, computer and telecommunications failures, computer viruses, security breaches including credit card or personally identifiable information breaches, vandalism, theft, natural disasters, catastrophic events, human error and potential cyber threats, including malicious codes, worms, phishing attacks, denial of service attacks, ransomware and other sophisticated cyber-attacks, and our disaster recovery planning cannot account for all eventualities. As cyber criminals continue to become more sophisticated through evolution of their tactics, techniques and procedures, we have taken, and will continue to take, additional preventive measures to strengthen the cyber defenses of our networks and data.  However, if any of our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss or corruption of critical data such as protected health information or other data subject to privacy laws and proprietary business information and interruptions or disruptions and delays in our ability to perform critical functions, which could materially and adversely affect our businesses and results of operations and could result in significant penalties or fines, litigation, loss of customers, significant damage to our reputation and business, and other losses. In addition, our future results of operations, as well as our reputation, could be adversely impacted by theft, destruction, loss, or misappropriation of public health information, other confidential data or proprietary business information.

Risks Related to the Market Conditions and Liquidity

Our revenues and volume trends may be adversely affected by certain factors over which we have no control.

Our revenues and volume trends are dependent on many factors, including physicians’ clinical decisions and availability, payer programs shifting to a more outpatient-based environment, whether or not certain services are offered, seasonal and severe weather conditions, including the effects of extreme low temperatures, hurricanes and tornados, earthquakes, climate change, current local economic and demographic changes. In addition, technological developments and pharmaceutical improvements may reduce the demand for healthcare services or the profitability of the services we offer.  Further, the Medicare program’s three-year phase out and eventual elimination of the Inpatient Only List, a list of surgeries and procedures that are only covered by Medicare when provided in an inpatient setting, may reduce inpatient volumes.

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

In addition, as of December 31, 2020, we had approximately $3.9 billion of goodwill recorded on our consolidated balance sheet. Should the revenues and financial results of our acute care and/or behavioral health care facilities be materially, unfavorably impacted due to, among other things, a worsening of the economic and employment conditions in the United States that could negatively impact our patient volumes and reimbursement rates, a continued rise in the unemployment rate and continued increases in the number of uninsured patients treated at our facilities, we may incur future charges to recognize impairment in the carrying value of our goodwill and other intangible assets, which could have a material adverse effect on our financial results.

Legal uncertainty or a worsening of the economic conditions in the United Kingdom could materially affect our business and future results of operations.

On June 23, 2016, the United Kingdom affirmatively voted in a non-binding referendum in favor of the exit of the United Kingdom from the European Union (“Brexit”) and it was approved by vote of the British legislature. On March 29, 2017, the United Kingdom triggered Article 50 of the Lisbon Treaty, formally starting negotiations regarding its exit from the European Union. On January 31, 2020, the United Kingdom formally exited the European Union. On December 24, 2020, the United Kingdom and the European Union reached a post-Brexit trade and cooperation agreement that created new business and security requirements and preserved the United Kingdom’s tariff- and quota-free access to the European Union member states.

Changes to the trading relationship between the United Kingdom and the European Union may result in increased cost of goods imported into the United Kingdom. Additional currency volatility could result in a weaker British pound, which may decrease the profitability of our operations in the United Kingdom. A weaker British pound versus the U.S. Dollar also causes local currency results of our United Kingdom operations to be translated into fewer U.S. Dollars during a reporting period. While we may elect to enter into hedging arrangements to protect our business against certain currency fluctuations, these hedging arrangements do not provide comprehensive protection, and our results of operations could be adversely affected by foreign exchange fluctuations.

Brexit could lead to legal and regulatory uncertainty as the United Kingdom determines which European Union laws to replace or replicate. Brexit could also lead to increased legal and regulatory complexity as national laws and regulations in the United Kingdom start to diverge from European Union laws and regulations. For instance, rules for data transfers outside of the United Kingdom and European Economic Area have changed significantly with Brexit and a recent Court of European Justice decision, and are subject to further revision and updated regulatory guidance, making necessary compliance measures challenging to ascertain and implement with respect to our United Kingdom operations. The exit of the United Kingdom from the European Union could also create future economic uncertainty, both in the United Kingdom and globally, and could cause disruptions to and create uncertainty surrounding our business. Any of these effects of Brexit, and others we cannot anticipate, could harm our business, financial condition or results of operations.

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

Risks Related to Our Common Stock

The number of outstanding shares of our Class B Common Stock is subject to potential increases or decreases.

At December 31, 2020, 22.1 million shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock. To the extent that these shares were converted into or exercised for shares of Class B Common Stock, the number of shares of Class B Common Stock available for trading in the public market place would increase substantially and the current holders of Class B Common Stock would own a smaller percentage of that class.

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

The right to elect the majority of our Board of Directors and the majority of the general shareholder voting power resides with the holders of Class A and C Common Stock, the majority of which is owned by Alan B. Miller, Executive Chairman of our Board of Directors.

Our Restated Certificate of Incorporation provides that, with respect to the election of directors, holders of Class A Common Stock vote as a class with the holders of Class C Common Stock, and holders of Class B Common Stock vote as a class with holders of Class D Common Stock, with holders of all classes of our Common Stock entitled to one vote per share.

As of March 24, 2020, the shares of Class A and Class C Common Stock constituted 8.5% of the aggregate outstanding shares of our Common Stock, had the right to elect five members of the Board of Directors and constituted 87.9% of our general voting power as of that date. As of March 24, 2020, the shares of Class B and Class D Common Stock (excluding shares issuable upon exercise of options) constituted 91.5% of the outstanding shares of our Common Stock, had the right to elect two members of the Board of Directors and constituted 12.1% of our general voting power as of that date.

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

Since a substantial majority of the Class A shares and Class C shares are controlled by Mr. Alan B. Miller and members of his family, one of whom is Marc D. Miller, our Chief Executive Officer, President and a director, and they can elect a majority of our company’s directors and effect or reject most actions requiring approval by stockholders without the vote of any other stockholders, there are potential conflicts of interest in overseeing the management of our company.

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

Executive and Administrative Offices and Commercial Health Insurer

We own various office buildings in King of Prussia and Wayne, Pennsylvania, Brentwood, Tennessee, Denton, Texas and Reno, Nevada.

Facilities

The following tables set forth the name, location, type of facility and, for acute care hospitals and behavioral health care facilities, the number of licensed beds:

Acute Care Hospitals

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Aiken Regional Medical Centers	Aiken, South Carolina	211	Owned
Aurora Pavilion	Aiken, South Carolina	62	Owned
Centennial Hills Hospital Medical Center	Las Vegas, Nevada	336	Owned
Corona Regional Medical Center	Corona, California	238	Owned
Desert Springs Hospital	Las Vegas, Nevada	293	Owned
Desert View Hospital	Pahrump, Nevada	25	Owned
Doctors’ Hospital of Laredo (7)	Laredo, Texas	183	Owned
Doctor’s Hospital Emergency Room Laredo	Laredo, Texas	—	Leased
Doctor’s Hospital Emergency Room Saunders	Laredo, Texas	—	Owned
Fort Duncan Regional Medical Center	Eagle Pass, Texas	101	Owned
The George Washington University Hospital (1)	Washington, D.C.	395	Leased
Henderson Hospital	Henderson, Nevada	170	Owned
ER at Green Valley Ranch	Henderson, Nevada	—	Owned
Lakewood Ranch Medical Center	Bradenton, Florida	120	Owned
ER at Fruitville	Sarasota, Florida	—	Owned
Manatee Memorial Hospital	Bradenton, Florida	295	Owned
Northern Nevada Medical Center	Sparks, Nevada	124	Owned
ER at McCarren NW	Reno, Nevada	—	Owned
Northwest Texas Healthcare System	Amarillo, Texas	405	Owned
The Pavilion at Northwest Texas Healthcare System	Amarillo, Texas	90	Owned
Northwest Emergency at Town Square	Amarillo, Texas	—	Owned
Northwest Emergency on Georgia	Amarillo, Texas	—	Owned
Palmdale Regional Medical Center	Palmdale, California	184	Owned
South Texas Health System (3)

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Edinburg Regional Medical Center/Children’s Hospital (3)	Edinburg, Texas	235	Owned
McAllen Medical Center (2) (3)	McAllen, Texas	441	Leased
McAllen Heart Hospital (3)	McAllen, Texas	60	Owned
South Texas Behavioral Health Center (3)	McAllen, Texas	134	Owned
South Texas Health System ER Alamo (3)	Alamo, Texas	—	Owned
South Texas Health System ER McColl (3)	Edinburg, Texas	—	Owned
South Texas Health System ER Mission (2) (3)	Mission, Texas	—	Leased
South Texas Health System ER Monte Cristo (3)	Edinburg, Texas	—	Owned
South Texas Health System ER Ware Road (3)	McAllen, Texas	—	Owned
South Texas Health System ER Weslaco (2) (3)	Weslaco, Texas	—	Leased
Southwest Healthcare System
Inland Valley Campus (2)	Wildomar, California	120	Leased
Rancho Springs Campus	Murrieta, California	120	Owned
Spring Valley Hospital Medical Center	Las Vegas, Nevada	364	Owned
ER at Blue Diamond	Las Vegas, Nevada	—	Owned
St. Mary’s Regional Medical Center	Enid, Oklahoma	229	Owned
Summerlin Hospital Medical Center	Las Vegas, Nevada	485	Owned
Temecula Valley Hospital	Temecula, California	140	Owned
Texoma Medical Center	Denison, Texas	354	Owned
TMC Behavioral Health Center	Denison, Texas	60	Owned
ER at Anna	Anna, Texas	—	Owned
ER at Sherman	Sherman, Texas	—	Owned
Valley Hospital Medical Center	Las Vegas, Nevada	306	Owned
Wellington Regional Medical Center (2)	West Palm Beach, Florida	235	Leased
ER at Westlake	West Palm Beach, Florida	—	Leased

Inpatient Behavioral Health Care Facilities

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Alabama Clinical Schools	Birmingham, Alabama	80	Owned
Alhambra Hospital	Rosemead, California	115	Owned
Alliance Health Center	Meridian, Mississippi	214	Owned
The Arbour Hospital	Boston, Massachusetts	136	Owned
Arbour-Fuller Hospital	South Attleboro, Massachusetts	102	Owned
Arbour-HRI Hospital	Brookline, Massachusetts	62	Owned
Arrowhead Behavioral Health	Maumee, Ohio	48	Owned
Austin Lakes Hospital	Austin, Texas	58	Leased
Austin Oaks Hospitals	Austin, Texas	80	Owned
Behavioral Hospital of Bellaire	Houston, Texas	124	Leased
Belmont Pines Hospital	Youngstown, Ohio	121	Owned
Benchmark Behavioral Health System	Woods Cross, Utah	94	Owned
Black Bear Treatment Center	Sautee, Georgia	115	Owned
Bloomington Meadows Hospital	Bloomington, Indiana	78	Owned
Boulder Creek Academy	Bonners Ferry, Idaho	105	Owned
Brentwood Behavioral Health of Mississippi	Flowood, Mississippi	121	Owned
Brentwood Hospital	Shreveport, Louisiana	260	Owned
The Bridgeway	North Little Rock, Arkansas	127	Owned
Brook Hospital—Dupont	Louisville, Kentucky	88	Owned
Brook Hospital—KMI	Louisville, Kentucky	110	Owned
Brooke Glen Behavioral Hospital	Fort Washington, Pennsylvania	146	Owned

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Brynn Marr Hospital	Jacksonville, North Carolina	102	Owned
Calvary Addiction Recovery Center	Phoenix, Arizona	68	Owned
Canyon Behavioral Health	Temple, Texas	102	Owned
Canyon Ridge Hospital	Chino, California	157	Owned
The Carolina Center for Behavioral Health	Greer, South Carolina	156	Owned
Cedar Creek	St. Johns, Michigan	54	Owned
Cedar Grove Residential Treatment Center	Murfreesboro, Tennessee	40	Owned
Cedar Hills Hospital (8)	Beaverton, Oregon	98	Owned
Cedar Ridge	Oklahoma City, Oklahoma	60	Owned
Cedar Ridge Residential Treatment Center	Oklahoma City, Oklahoma	56	Owned
Cedar Ridge Bethany	Bethany, Oklahoma	56	Owned
Cedar Springs Behavioral Health	Colorado Springs, Colorado	110	Owned
Centennial Peaks	Louisville, Colorado	104	Owned
Center for Change	Orem, Utah	58	Owned
Central Florida Behavioral Hospital	Orlando, Florida	174	Owned
Chris Kyle Patriots Hospital	Anchorage, Alaska	36	Owned
Clarion Psychiatric Center	Clarion, Pennsylvania	112	Owned
Clive Behavioral Health (12)	Clive, Iowa	100	Leased
Coastal Behavioral Health	Savannah, Georgia	50	Owned
Coastal Harbor Treatment Center	Savannah, Georgia	141	Owned
Columbus Behavioral Center for Children and Adolescents	Columbus, Indiana	57	Owned
Compass Intervention Center	Memphis, Tennessee	108	Owned
Copper Hills Youth Center	West Jordan, Utah	197	Owned
Coral Shores	Stuart, Florida	80	Owned
Cumberland Hall	Hopkinsville, Kentucky	97	Owned
Cumberland Hospital	New Kent, Virginia	110	Owned
Cypress Creek Hospital	Houston, Texas	128	Owned
Del Amo Hospital	Torrance, California	166	Owned
Diamond Grove Center	Louisville, Mississippi	55	Owned
Dover Behavioral Health	Dover, Delaware	104	Owned
El Paso Behavioral Health System	El Paso, Texas	166	Owned
Emerald Coast Behavioral Hospital	Panama City, Florida	86	Owned
Fairmount Behavioral Health System	Philadelphia, Pennsylvania	239	Owned
Fairfax
Fairfax Hospital	Kirkland, Washington	157	Owned
Fairfax Hospital—Everett	Everett, Washington	30	Leased
Fairfax Hospital—Monroe	Monroe, Washington	34	Leased
Forest View Hospital	Grand Rapids, Michigan	108	Owned
Fort Lauderdale Hospital	Fort Lauderdale, Florida	182	Owned
Foundations Behavioral Health	Doylestown, Pennsylvania	108	Leased
Foundations for Living	Mansfield, Ohio	84	Owned
Fox Run Hospital	St. Clairsville, Ohio	100	Owned
Fremont Hospital	Fremont, California	148	Owned
Friends Hospital	Philadelphia, Pennsylvania	219	Owned
Garfield Park Hospital	Chicago, Illinois	88	Owned
Garland Behavioral Health	Garland, Texas	72	Leased
Glen Oaks Hospital	Greenville, Texas	54	Owned
Gulf Coast Youth Services	Fort Walton Beach, Florida	28	Owned
Gulfport Behavioral Health System	Gulfport, Mississippi	109	Owned
Hampton Behavioral Health Center	Westhampton, New Jersey	120	Owned
Harbour Point (Pines)	Portsmouth, Virginia	186	Owned
Hartgrove Hospital	Chicago, Illinois	160	Owned

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Havenwyck Hospital	Auburn Hills, Michigan	243	Owned
Heartland Behavioral Health Services	Nevada, Missouri	151	Owned
Hermitage Hall	Nashville, Tennessee	111	Owned
Heritage Oaks Hospital	Sacramento, California	125	Owned
Hickory Trail Hospital	DeSoto, Texas	86	Owned
Highlands Behavioral Health System	Highlands Ranch, Colorado	86	Owned
Hill Crest Behavioral Health Services	Birmingham, Alabama	219	Owned
Holly Hill Hospital	Raleigh, North Carolina	296	Owned
The Horsham Clinic	Ambler, Pennsylvania	206	Owned
Hughes Center	Danville, Virginia	64	Owned
Inland Northwest Behavioral Health (10)	Spokane, Washington	100	Owned
Intermountain Hospital	Boise, Idaho	155	Owned
Kempsville Center of Behavioral Health	Norfolk, Virginia	82	Owned
KeyStone Center	Wallingford, Pennsylvania	153	Owned
Kingwood Pines Hospital	Kingwood, Texas	116	Owned
La Amistad Behavioral Health Services	Maitland, Florida	85	Owned
Lakeside Behavioral Health System	Memphis, Tennessee	373	Owned
Lancaster Behavioral Health Hospital (9)	Lancaster, Pennsylvania	126	Owned
Laurel Heights Hospital	Atlanta, Georgia	124	Owned
Laurel Oaks Behavioral Health Center	Dothan, Alabama	124	Owned
Laurel Ridge Treatment Center	San Antonio, Texas	330	Owned
Liberty Point Behavioral Health	Stauton, Virginia	56	Owned
Lighthouse Care Center of Augusta	Augusta, Georgia	82	Owned
Lighthouse Care Center of Conway	Conway, South Carolina	105	Owned
Lincoln Prairie Behavioral Health Center	Springfield, Illinois	97	Owned
Lincoln Trail Behavioral Health System	Radcliff, Kentucky	140	Owned
Mayhill Hospital	Denton, Texas	59	Leased
McDowell Center for Children	Dyersburg, Tennessee	32	Owned
The Meadows Psychiatric Center	Centre Hall, Pennsylvania	119	Owned
Meridell Achievement Center	Austin, Texas	134	Owned
Mesilla Valley Hospital	Las Cruces, New Mexico	119	Owned
Michael’s House	Palm Springs, California	90	Owned
Michiana Behavioral Health Center	Plymouth, Indiana	83	Owned
Midwest Center for Youth and Families	Kouts, Indiana	74	Owned
Millwood Hospital	Arlington, Texas	134	Leased
Mountain Youth Academy	Mountain City, Tennessee	90	Owned
Natchez Trace Youth Academy	Waverly, Tennessee	115	Owned
Newport News Behavioral Health Center	Newport News, Virginia	132	Owned
North Spring Behavioral Healthcare	Leesburg, Virginia	127	Leased
North Star Hospital	Anchorage, Alaska	74	Owned
North Star Bragaw	Anchorage, Alaska	30	Owned
North Star DeBarr Residential Treatment Center	Anchorage, Alaska	30	Owned
North Star Palmer Residential Treatment Center	Palmer, Alaska	30	Owned
Oak Plains Academy	Ashland City, Tennessee	98	Owned
Okaloosa Youth Academy	Crestview, Florida	75	Leased
Old Vineyard Behavioral Health	Winston-Salem, North Carolina	164	Owned
Palmetto Lowcountry Behavioral Health	North Charleston, South Carolina	108	Owned
Palmetto Summerville	Summerville, South Carolina	64	Leased
Palm Point Behavioral	Titusville, FL	74	Owned
Palm Shores Behavioral Health Center	Bradenton, Florida	64	Owned
Palo Verde Behavioral Health	Tucson, Arizona	84	Leased
Parkwood Behavioral Health System	Olive Branch, Mississippi	148	Owned

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
The Pavilion	Champaign, Illinois	106	Owned
Peachford Behavioral Health System of Atlanta	Atlanta, Georgia	246	Owned
Pembroke Hospital	Pembroke, Massachusetts	120	Owned
Pinnacle Pointe Hospital	Little Rock, Arkansas	127	Owned
Poplar Springs Hospital	Petersburg, Virginia	208	Owned
Prairie St John’s	Fargo, North Dakota	158	Owned
Pride Institute	Eden Prairie, Minnesota	42	Owned
Provo Canyon School	Provo, Utah	274	Owned
Provo Canyon Behavioral Hospital	Orem, Utah	80	Owned
Psychiatric Institute of Washington	Washington, D.C.	130	Owned
Quail Run Behavioral Health	Phoenix, Arizona	102	Owned
The Recovery Center	Wichita Falls, Texas	34	Leased
The Ridge Behavioral Health System	Lexington, Kentucky	110	Owned
Rivendell Behavioral Health Services of Arkansas	Benton, Arkansas	80	Owned
Rivendell Behavioral Health Services of Kentucky	Bowling Green, Kentucky	125	Owned
River Crest Hospital	San Angelo, Texas	80	Owned
Riveredge Hospital	Forest Park, Illinois	210	Owned
River Oaks Hospital	New Orleans, Louisiana	126	Owned
River Park Hospital	Huntington, West Virginia	187	Owned
River Point Behavioral Health	Jacksonville, Florida	84	Owned
Rockford Center	Newark, Delaware	138	Owned
Rolling Hills Hospital	Franklin, Tennessee	130	Owned
Roxbury	Shippensburg, Pennsylvania	112	Owned
Salt Lake Behavioral Health	Salt Lake City, Utah	118	Leased
San Marcos Treatment Center	San Marcos, Texas	265	Owned
Sandy Pines Hospital	Tequesta, Florida	149	Owned
Schick Shadel Hospital	Burien, Washington	60	Owned
Sierra Vista Hospital	Sacramento, California	171	Owned
Southern Crescent Behavioral Health
Anchor Hospital	Atlanta, Georgia	122	Owned
St. Simons by the Sea	St. Simons, Georgia	101	Owned
Skywood Recovery	Augusta, Michigan	100	Owned
Spring Mountain Sahara	Las Vegas, Nevada	30	Owned
Spring Mountain Treatment Center	Las Vegas, Nevada	110	Owned
Springwoods	Fayetteville, Arkansas	80	Owned
Stonington Institute	North Stonington, Connecticut	64	Owned
Streamwood Behavioral Health	Streamwood, Illinois	178	Owned
Summit Oaks Hospital	Summit, New Jersey	126	Owned
SummitRidge	Lawrenceville, Georgia	96	Owned
Suncoast Behavioral Health Center	Bradenton, Florida	60	Owned
Texas NeuroRehab Center	Austin, Texas	123	Owned
Three Rivers Behavioral Health	West Columbia, South Carolina	122	Owned
Three Rivers Residential Treatment-Midlands Campus	West Columbia, South Carolina	64	Owned
Turning Point Hospital	Moultrie, Georgia	79	Owned
University Behavioral Center	Orlando, Florida	112	Owned
University Behavioral Health of Denton	Denton, Texas	104	Owned
Valle Vista Hospital	Greenwood, Indiana	132	Owned
Valley Hospital	Phoenix, Arizona	122	Owned
The Vines Hospital	Ocala, Florida	98	Owned
Virginia Beach Psychiatric Center	Virginia Beach, Virginia	100	Owned
Wekiva Springs	Jacksonville, Florida	120	Owned
Wellstone Regional Hospital	Jeffersonville, Indiana	100	Owned

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
West Hills Hospital	Reno, Nevada	95	Owned
West Oaks Hospital	Houston, Texas	176	Owned
Willow Springs Center	Reno, Nevada	116	Owned
Windmoor Healthcare	Clearwater, Florida	144	Owned
Windsor—Laurelwood Center	Willoughby, Ohio	160	Leased
Wyoming Behavioral Institute	Casper, Wyoming	129	Owned

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Acer Clinic	Chestherfield, UK	14	Owned
Acer Clinic 2	Chestherfield, UK	14	Owned
Albert Ward	Darlington, UK	25	Owned
Amberwood Lodge	Dorset, UK	9	Owned
Ashbrook	Birmingham, UK	16	Owned
Ashfield House	Huddersfield, UK	6	Owned
Aspen House	South Yorkshire, UK	20	Owned
Aspen Lodge	Rotherham, UK	16	Owned
Beacon Lower	Bradford, UK	8	Owned
Beacon Upper	Bradford, UK	8	Owned
Beckly House	Halifax, UK	12	Owned
Bostall House	London, UK	6	Owned
Bury Hospital	Bury, UK	167	Owned
Broughton House	Lincolnshire, UK	34	Owned
Broughton Lodge	Cheshire, UK	20	Owned
Cambian Alders	Gloucester, UK	20	Owned
Cambian Ansel Clinic	Nottingham, UK	25	Owned
Cambian Appletree	Durham, UK	26	Owned
Cambian Beeches	Nottinghamshire, UK	12	Owned
Cambian Birches	Notts, UK	6	Owned
Cambian Cedars	Birmingham, UK	24	Owned
Cambian Churchill	London, UK	57	Owned
Cambian Conifers	Derby, UK	7	Owned
Cambian Elms	Birmingham, UK	10	Owned
Cambian Grange	Nottinghamshire, UK	8	Owned
Cambian Heathers	West Bromwich, UK	20	Owned
Cambian Lodge	Nottinghamshire, UK	8	Owned
Cambian Manor	Central Drive, UK	20	Owned
Cambian Nightingale	Dorset, UK	10	Owned
Cambian Oaks	Barnsley, UK	36	Owned
Cambian Pines	Woodhouse, UK	7	Owned
Cambian Views	Matlock, UK	10	Owned
Cambian Woodside	Bradford, UK	9	Owned
CAS Brunel	Henbury, UK	32	Owned
Cedar Vale	Nottinghamshire, UK	14	Owned
Chaseways	Sawbridgeworth, UK	6	Owned
Cherry Tree House	Nottinghamshire, UK	6	Owned
Chesterholme	Northumberland, UK	16	Owned
Coventry	Coventry, UK	56	Owned
Cygnet Hospital—Beckton	Beckton, UK	62	Owned

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Cygnet Hospital—Bierley	Bierley, UK	63	Owned
Cygnet Wing—Blackheath	Blackheath, UK	32	Leased
Cygnet Lodge—Brighouse	Brighouse, UK	25	Owned
Cygnet Hospital—Derby	Derby, UK	50	Owned
Cygnet Hospital—Ealing	Ealing, UK	26	Owned
Cygnet Hospital—Godden Green	Godden Green, UK	39	Owned
Cygnet Hospital—Harrogate	Harrogate, UK	36	Owned
Cygnet Hospital—Harrow	Harrow, UK	61	Owned
Cygnet Hospital—Kewstoke	Kewstoke, UK	72	Owned
Cygnet Lodge—Lewisham	Lewisham, UK	17	Owned
Cygnet Lodge – Salford	Manchester, UK	24	Owned
Cygnet Hospital—Stevenage	Stevenage, UK	88	Owned
Cygnet Hospital—Taunton	Taunton, UK	55	Owned
Cygnet Lodge – Kenton	Westlands, UK	15	Owned
Cygnet Hospital—Wyke	Wyke, UK	49	Owned
Cygnet Lodge – Woking	Knaphill, UK	31	Owned
Delfryn House	Flintshire, UK	28	Owned
Delfryn Lodge	Flintshire, UK	24	Owned
Dene Brook	Dalton Parva, UK	13	Owned
Devon Lodge	Southampton, UK	12	Owned
Dove Valley	Wombwell, UK	10	Owned
Ducks Halt	Essex, UK	5	Owned
Eleni House	Essex, UK	8	Owned
Ellen Mhor	Dundee, UK	12	Owned
Elston House	Nottinghamshire, UK	8	Owned
Fairways	Suffolk, UK	8	Owned
Farm Lodge	Rainham, UK	5	Owned
The Fields	Sheffield, UK	54	Owned
Highwoods	Colchester, UK	20	Owned
The Fountains	Blackburn, UK	32	Owned
The Gables	Essex, UK	7	Owned
Gledcliffe Road	Huddersfield, UK	6	Owned
Gledholt	Huddersfield, UK	9	Owned
Gledholt Mews	Huddersfield, UK	21	Owned
Glyn House	Stoke on Trent, UK	5	Owned
Hawkstone	Utley, UK	10	Owned
Hollyhurst	County Durham, UK	19	Owned
Hope House	County Durham, UK	11	Owned
Kirkside House	Leeds, UK	7	Owned
Kirkside Lodge	Leeds, UK	8	Owned
Langdale House	Huddersfield, UK	8	Owned
Langdale Coach House	Huddersfield, UK	3	Owned
Larch Court	Essex, UK	4	Owned
Limes Houses	Nottinghamshire, UK	6	Owned
Lindsay House	Dundee, UK	2	Owned
Longfield House	Bradford, UK	9	Owned
Lowry House	Hyde, UK	12	Owned
Maidstone	Maidstone, UK	65	Owned
Marion House	Derby, UK	5	Owned
Meadows Mews	Tipton, UK	10	Owned
Morgan House	Stoke on Trent, UK	5	Owned
Newbus Grange	County Durham, UK	17	Owned

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Newham House	Middlesbrough, UK	20	Owned
Nield House	Crewe, UK	30	Owned
Norcott House	Liversedge, UK	11	Owned
Norcott Lodge	Liversedge, UK	9	Owned
North West Supported Living	Macclesfield, UK	5	Owned
Oak Court	Essex, UK	12	Owned
Oakhurst Lodge	Hampshire, UK	8	Owned
Oaklands	Northumberland, UK	19	Owned
Old Leigh House	Essex, UK	7	Leased
The Orchards	Essex, UK	5	Owned
The Outwood	Leeds, UK	10	Owned
Oxley Lodge	Huddersfield, UK	4	Owned
Oxley Woodhouse	Huddersfield, UK	13	Owned
Pindar House	Barnsley, UK	22	Owned
Portland Road 45	Edgbaston, UK	4	Leased
Raglan House	West Midlands, UK	25	Owned
Ramsey	Colchester, UK	21	Owned
Ranaich House	Stirling, UK	14	Owned
Redlands	County Durham, UK	5	Owned
Rhyd Alyn	Flintshire, UK	6	Owned
Rufford Lodge	Mansfield, UK	2	Owned
Sedgley House	Wolverhampton, UK	20	Owned
Sedgley Lodge	Wolverhampton, UK	14	Owned
Shear Meadow	Hemel Hempstead, UK	4	Owned
Sheffield Hospital	Sheffield, UK	57	Owned
Sherwood House	Mansfield, UK	30	Owned
Sherwood Lodge	Mansfield, UK	17	Owned
Sherwood Lodge Step Down	Mansfield, UK	9	Owned
The Squirrels	Hampshire, UK	9	Owned
St. Augustine's	Stoke on Trent, UK	32	Owned
St. Teilo House	Gwent, UK	23	Owned
St. Williams	Darlington, UK	12	Owned
Storthfields	Derby, UK	22	Owned
The Sycamores	Derbyshire, UK	6	Owned
The Sycamores No 4 & 5	Derbyshire, UK	4	Owned
Tabley Nursing Home—Tabley	Tabley, UK	51	Leased
Thistle Care Home	Dundee, UK	10	Owned
Thornfield Grange	County Durham, UK	9	Owned
Thornfield House	Bradford, UK	7	Owned
Thors Park	Essex, UK	14	Owned
Toller Road	Leicestershire, UK	8	Owned
Trinity House	Galloway, UK	13	Owned
Tupwood Gate Nursing Home	Caterham, UK	33	Owned
River View	County Durham, UK	6	Owned
Vincent Court	Lancashire, UK	5	Owned
Walkern Lodge	Stevenage, UK	4	Owned
Wallace Hospital	Dundee, UK	10	Owned
Wast Hills	West Midlands, UK	26	Owned
Whorlton Hall	County Durham, UK	17	Owned
Willow House	West Midlands, UK	8	Owned
Woking Hospital	Woking, UK	60	Owned
Woodcross Street	Wolverhampton, UK	8	Owned

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Woodrow House	Stockport, UK	9	Owned
Yew Trees	Essex, UK	10	Owned

Puerto Rico:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
First Hospital Panamericano—Cidra	Cidra, Puerto Rico	165	Owned
First Hospital Panamericano—San Juan	San Juan, Puerto Rico	45	Owned
First Hospital Panamericano—Ponce	Ponce, Puerto Rico	30	Owned

Outpatient Behavioral Health Care Facilities

United States:
Name of Facility	Location	Real Property Ownership Interest
Arbour Counseling Services	Rockland, Massachusetts	Owned
Arbour Senior Care	Rockland, Massachusetts	Owned
Behavioral Educational Services	Riverdale, Florida	Leased
The Canyon at Santa Monica	Santa Monica, California	Leased
First Home Care (VA)	Portsmouth, Virginia	Leased
Foundations Atlanta	Atlanta, Georgia	Leased
Foundations Detroit	Bingham Farms, Michigan	Leased
Foundations San Francisco	San Francisco, California	Leased
Michael’s House Outpatient	Palm Springs, California	Leased
The Pointe	Little Rock, Arkansas	Leased
St. Louis Behavioral Medicine Institute	St. Louis, Missouri	Owned
Talbott Recovery	Atlanta, Georgia	Owned

United Kingdom:
Name of Facility	Location	Real Property Ownership Interest
Long Eaton Day Services	Nottingham, UK	Owned
Oakwood Gardens (SL)	Wolverhampton, UK	Leased
Sheffield Day Services	Sheffield, UK	Owned

Outpatient Centers and Surgical Hospital
Name of Facility	Location	Real Property Ownership Interest
Aiken Surgery Center	Aiken, South Carolina	Owned
Cancer Care Institute of Carolina	Aiken, South Carolina	Owned
Cornerstone Regional Hospital (4)	Edinburg, Texas	Leased
Manatee Diagnostic Center	Bradenton, Florida	Leased
Palms Westside Clinic ASC (6)	Royal Palm Beach, Florida	Leased
Quail Surgical and Pain Management Center (11)	Reno, Nevada	Leased

Outpatient Centers and Surgical Hospital
Name of Facility	Location	Real Property Ownership Interest
Temecula Valley Day Surgery and Pain Therapy Center (5)	Murrieta, California	Leased

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

(2)	Real property leased from Universal Health Realty Income Trust.
(3)	These entities are consolidated under one license operating as the South Texas Health System.
(4)	We manage and own a noncontrolling interest of approximately 50% in the entity that operates this facility.
(5)	We manage and own a majority interest in an LLC that owns and operates this center.
(6)	We own a noncontrolling ownership interest of approximately 50% in the entity that operates this facility that is managed by a third-party.
(7)	We hold an 89% ownership interest in this facility through both general and limited partnership interests. The remaining 11% ownership interest is held by unaffiliated third parties.
(8)	Land of this facility is leased.
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
(12)

We manage and hold a 52% ownership interest in this facility. The remaining 48% ownership interest is held by an unaffiliated third party.  The real property is leased from Universal Health Realty Income Trust.

We own or lease medical office buildings adjoining some of our hospitals. We believe that the leases on the facilities, medical office buildings and other real estate leased or owned by us do not impose any material limitation on our operations. The aggregate lease payments on facilities leased by us were $82 million in both 2020 and 2019 and $81 million in 2018.

ITEM 3.	Legal Proceedings

The information regarding our legal proceedings is contained in Note 8 to the Consolidated Financial Statements - Commitments and Contingencies, as included this Form 10-K, is incorporated herein by reference.

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

The number of stockholders of record as of January 31, 2021, were as follows:

Class A Common	17
Class B Common	895
Class C Common	1
Class D Common	92

Stock Repurchase Programs

In July, 2019, our Board of Directors authorized a $1.0 billion increase to our stock repurchase program, which increased the aggregate authorization to $2.7 billion from the previous $1.7 billion authorization approved in various increments since 2014. Pursuant to this program, which had an aggregate available repurchase authorization of $559.6 million as of December 31, 2020, shares of our Class B Common Stock may be repurchased, from time to time as conditions allow, on the open market or in negotiated private transactions.  There is no expiration date for our stock repurchase programs.

In April, 2020, as part of various COVID-19 initiatives, we suspended our stock repurchase program.  We are planning to resume stock repurchases, subject to approval by our Board of Directors, during the second quarter of 2021.

As reflected below, during the three-month period ended December 31, 2020, no shares were repurchased pursuant to the terms of our stock repurchase program, since as mentioned above, we have suspended our stock repurchase program as part of our various COVID-19 initiatives. During the three –month period ended December 31, 2020, 49,525 shares were repurchased in connection with income tax withholding obligations resulting from the exercise of stock options and the vesting of restricted stock grants.

During the period of October 1, 2020 through December 31, 2020, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of dollars that may yet be purchased under the program (in thousands)
October, 2020	—	—	1,100	$0.01	—	$—	$—	$559,563
November, 2020	—	10,346	573	$0.01	—	$—	$—	$559,563
December, 2020	—	39,179	1,384	$0.01	—	$—	$—	$559,563
Total October through December	$-	49,525	3,057	$0.01	—	N/A	$—

Dividends

We have a history of paying quarterly cash dividends to our shareholders.  In April, 2020, as part of various COVID-19 initiatives, we suspended declaration and payment of quarterly dividends. Our Board of Directors have recently approved resumption of quarterly dividend payments, of $0.20 per share, beginning in the first quarter of 2021.

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

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the stock included in the Standard & Poor’s 500 Index and a Peer Group Index during the five year period ended December 31, 2020. The graph assumes an investment of $100 made in our common stock and each Index as of January 1, 2016 and has been weighted based on market capitalization. Note that our common stock price performance shown below should not be viewed as being indicative of future performance.

Companies in the peer group, which consist of companies in the S&P 500 Index or S&P MidCap 400 Index are as follows: Acadia Healthcare Company, Inc., Community Health Systems, Inc., HCA Healthcare, Inc., LifePoint Health, Inc. (included until November, 2018, when it was acquired by Apollo Management) and Tenet Healthcare Corporation.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
2015
2016
2017
2018
2019
2020
Universal Health Services
S&P 500 Index
Peer Group

Company Name / Index	2015 Base	2016	2017	2018	2019	2020
Universal Health Services, Inc.	$100.00	$89.32	$95.51	$98.53	$121.80	$116.92
S&P 500 Index	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
Peer Group	$100.00	$90.10	$102.29	$138.74	$172.52	$197.03

ITEM 6.	Selected Financial Data

The following table contains our selected financial data for, or as of the end of, each of the five years ended December 31, 2020. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2020	2019	2018	2017	2016
Summary of Operations (in thousands)
Net revenues	$11,558,897	$11,378,259	$10,772,278	$10,409,865	$9,766,210
Income before income taxes	$1,252,083	$1,066,337	$1,034,525	$1,135,009	$1,156,358
Net income attributable to UHS	$943,953	$814,854	$779,705	$752,303	$702,409
Net margin	8.2%	7.2%	7.2%	7.2%	7.2%
Return on average equity	16.1%	15.0%	14.6%	15.5%	16.0%
Financial Data (in thousands)
Cash provided by operating activities	$2,360,169	$1,438,469	$1,274,742	$1,247,585	$1,254,509
Capital expenditures, net (1)	$731,307	$634,095	$664,962	$557,506	$519,939
Total assets	$13,476,879	$11,668,250	$11,265,480	$10,761,828	$10,317,802
Current maturities of long-term debt	$331,998	$87,550	$63,446	$545,619	$105,895
Long-term debt	$3,524,253	$3,896,577	$3,935,187	$3,494,390	$4,030,230
UHS’s common stockholders’ equity	$6,317,146	$5,504,105	$5,389,262	$4,989,514	$4,533,220
Percentage of total debt to total capitalization	38%	42%	43%	45%	48%
Operating Data—Acute Care Hospitals (2)
Average licensed beds	6,457	6,379	6,232	6,127	5,934
Average available beds	6,285	6,205	6,056	5,954	5,759
Inpatient admissions	286,535	317,983	303,985	297,390	274,074
Average length of patient stay	5.1	4.6	4.5	4.4	4.6
Patient days	1,458,321	1,451,847	1,376,988	1,312,265	1,251,511
Occupancy rate for licensed beds	62%	62%	61%	59%	58%
Occupancy rate for available beds	63%	64%	62%	60%	59%
Operating Data—Behavioral Health Facilities (2)
Average licensed beds	23,661	23,812	23,509	23,151	21,829
Average available beds	23,559	23,711	23,425	23,068	21,744
Inpatient admissions	448,870	488,367	482,658	467,822	456,052
Average length of patient stay	13.7	13.3	13.3	13.6	13.2
Patient days	6,142,823	6,487,707	6,418,334	6,381,756	6,004,066
Occupancy rate for licensed beds	71%	75%	75%	76%	75%
Occupancy rate for available beds	71%	75%	75%	76%	75%
Per Share Data
Net income attributable to UHS—basic	$11.06	$9.16	$8.35	$7.86	$7.22
Net income attributable to UHS—diluted	$10.99	$9.13	$8.31	$7.81	$7.14
Dividends declared	$0.20	$0.60	$0.40	$0.40	$0.40
Other Information (in thousands)
Weighted average number of shares outstanding—basic	85,061	88,762	93,276	95,652	97,208
Weighted average number of shares and share equivalents outstanding—diluted	85,587	89,040	93,750	96,325	98,380

(1)	Amounts exclude non-cash capital lease obligations, if any.
(2)	Excludes statistical information related to divested facilities.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals and outpatient facilities and behavioral health care facilities.

As of February 25, 2021, we owned and/or operated 360 inpatient facilities and 39 outpatient and other facilities including the following located in 38 states, Washington, D.C., the United Kingdom and Puerto Rico:

Acute care facilities located in the U.S.:

•	26 inpatient acute care hospitals;
•	17 free-standing emergency departments, and;
•	6 outpatient centers & 1 surgical hospital.

Behavioral health care facilities (334 inpatient facilities and 15 outpatient facilities):

Located in the U.S.:

•	185 inpatient behavioral health care facilities, and;
•	12 outpatient behavioral health care facilities.

Located in the U.K.:

•	146 inpatient behavioral health care facilities, and;
•	3 outpatient behavioral health care facilities.

Located in Puerto Rico:

•	3 inpatient behavioral health care facilities.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 55% during 2020, 54% during 2019 and 53% during 2018. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 45% of our consolidated net revenues during 2020, 46% during 2019 and 47% during 2018.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $584 million in 2020, $554 million in 2019 and $505 million in 2018. Total assets at our U.K. behavioral health care facilities were approximately $1.334 billion as of December 31, 2020, $1.270 billion as of December 31, 2019 and $1.224 billion as of December 31, 2018.

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

•

the COVID-19 pandemic has adversely impacted and is likely to further adversely impact us, our employees, our patients, our vendors and supply chain partners, and financial institutions, which could continue to have a material adverse effect on our business, results of operations and financial condition. In an effort to slow the spread of the disease, since March, 2020, at various times, most state and local governments mandated general “shelter-in-place” orders or other similar restrictions that require or strongly encourage social distancing and, face coverings, and that have closed or limited non-essential business activities. Some of these restrictions remain in place. Additionally, evidence suggests that individuals may be deciding to forego medical care delivered in traditional venues. These dynamics have manifested themselves in our hospitals in, among other ways, reduced emergency room visits, elective/scheduled procedures and acute and behavioral health patient days.  While such measures are expected to assist in responding to the recent outbreak, self-quarantines, shelter-in-place orders, and suspension of voluntary procedures and surgeries have had, and will likely continue to have, an adverse impact on the operations and financial position of health care provider systems due to increased costs (including labor costs which have been pressured during the COVID-19 pandemic due to a shortage of clinicians and increased wage rates resulting from increased demand for those services), actual reduction and potential reduction in overall patient volume, and shifts in payor mix. Despite these measures, there have been waves of escalated COVID-19 cases at various times, including the fourth quarter of 2020 and into the first quarter of 2021, in many states in the U.S., including many states in which we operate hospitals. Recently, COVID-19 vaccinations have begun to be administered and while we expect the administration of vaccines will assist in easing the number of COVID-19 patients, the pace at which this is likely to occur is difficult to predict. The extent to which the COVID-19 pandemic and measures taken in response thereto impact our business, results of operations and financial condition will depend on numerous factors and future developments, most of which are beyond our control or ability to predict. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We are not able to fully quantify the impact that these factors will have on our future financial results, but expect developments related to the COVID-19 pandemic to materially affect our financial performance in 2021. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts on our financial condition and our results of operations as a result of its macroeconomic impact, including any recession that has occurred or may occur in the future, and many of our known risks described in the Risk Factors section herein;

•

the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), a stimulus package signed into law on March 27, 2020, authorizes $100 billion in grant funding to hospitals and other healthcare providers to be distributed through the Public Health and Social Services Emergency Fund (the “PHSSEF”).  These funds are not required to be repaid provided the recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using PHSSEF funds to reimburse expenses or losses that other sources are obligated to reimburse. However, since the expenses and losses will be ultimately measured over the life of the COVID-19 pandemic, potential retrospective unfavorable adjustments in future periods, of funds recorded as revenues in prior periods, could occur. The U.S. Department of Health and Human Services (“HHS”) initially distributed $30 billion of this funding based on each provider’s share of total Medicare fee-for-service reimbursement in 2019.  Subsequently, HHS distributed $50 billion in CARES Act funding (including the $30 billion already distributed) would be allocated proportional to providers’ share of 2018 net patient revenue. We have received payments from these initial distributions of the PHSSEF as disclosed herein.  HHS has indicated that distributions of the remaining $50 billion will be targeted primarily to hospitals in COVID-19 high impact areas, to rural providers, safety net hospitals and certain Medicaid providers and to reimburse providers for COVID-19-related treatment of uninsured patients. We have received payments from these targeted distributions of the PHSSEF, as disclosed herein. The CARES Act also makes other forms of financial assistance available to healthcare providers, including through Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which makes available accelerated payments of Medicare funds in order to increase cash flow to providers.  On April 26, 2020, CMS announced it was reevaluating and temporarily suspending the Accelerated and Advance Payment Program in light of the availability of the PHSSEF and the significant funds available through other programs.  We have received accelerated payments under this program as disclosed herein. The Paycheck Protection Program and Health Care Enhancement Act (the “PPPHCE Act”), a stimulus package signed into law on April 24, 2020, includes additional emergency appropriations for COVID-19 response, including $75 billion to be distributed to eligible providers through the PHSSEF.  A third phase of PHSSEF allocations was recently announced, under which $24.5 billion was made available for providers who previously received, rejected or accepted PHSSEF payments. Applicants that have not yet received PHSSEF payments of 2 percent of patient revenue will receive a payment that, when combined with prior payments (if any), equals 2 percent of patient care revenue. Providers that have already received payments of approximately 2 percent of annual revenue from patient care can submit more information and may be eligible for an additional payment.  On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law. The CAA appropriated an additional $3 billion to the PHSSEF, codified flexibility for providers to calculate lost revenues, and permitted parent organizations to allocate PHSSEF targeted distributions to subsidiary organizations. The CAA also provides that not less than 85 percent of the unobligated PHSSEF amounts and any future funds recovered from health care providers should be used for additional distributions that consider financial losses and changes in operating expenses in the third or fourth quarters of 2020 and the first quarter of 2021 that are attributable to the coronavirus. The CAA provided additional funding for testing, contact tracing and vaccine administration. Providers receiving payments were required to sign terms and conditions regarding utilization of the payments. Any provider receiving funds in excess of $10,000 in the aggregate will be required to report data elements to HHS detailing utilization of the payments. Providers will report healthcare related expenses attributable to COVID-19 that have not been reimbursed by another source, which may include general and administrative or healthcare related operating expenses. Funds may also be applied to lost revenues, represented as a negative change in year-over-year net patient care operating income. All Provider Relief Fund payments must be expended by June 30, 2021. Recipients will not be required to repay the government for funds received, provided they comply with HHS-defined terms and conditions. There is a high degree of uncertainty surrounding the implementation of the CARES Act and the PPPHCE Act, and the federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact.  There can be no assurance as to the total amount of financial and other types of assistance we will receive under the CARES Act and the PPPHCE Act, and it is difficult to predict the impact of such legislation on our operations or how they will affect operations of our competitors.  Moreover, we are unable to assess the extent to which anticipated negative impacts on us arising from the COVID-19 pandemic will be offset by amounts or benefits received or to be received under the CARES Act and the PPPHCE Act;

•	our ability to comply with the existing laws and government regulations, and/or changes in laws and government regulations;
•

an increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. Legislation has already been enacted that has eliminated the penalty for failing to maintain health coverage that was part of the original Patient Protection and Affordable Care Act (the “Legislation”). President Biden is expected to undertake executive actions that will strengthen the Legislation and may reverse the policies of the prior administration.  The Trump Administration had directed the issuance of final rules (i) enabling the formation of association health plans that would be exempt from certain Legislation requirements such as the provision of essential health benefits; (iii) expanding the of short-term, limited duration health insurance, (iii) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level; (iv) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans, and; (v) incentivizing the use of health reimbursement arrangements by employers to permit employees to purchase health insurance in the individual market. The uncertainty resulting from these Executive Branch policies has led to reduced Exchange enrollment in 2018, 2019 and 2020 and is expected to further worsen the individual and small group market risk pools in future years.  It is also anticipated that these policies, to the extent that they remain as implements, may create additional cost and reimbursement pressures on hospitals, including ours. In addition, while attempts to repeal the entirety of the Legislation have not been successful to date, a key provision of the Legislation was repealed as part of the Tax Cuts and Jobs Act and on December 14, 2018, a federal U.S. District Court Judge in Texas ruled the entire Legislation is unconstitutional.  That ruling was appealed and on December 18, 2019, the Fifth Circuit Court of Appeals voted 2-1 to strike down the Legislation individual mandate as unconstitutional and sent the case back to the U.S. District Court in Texas to determine which Legislation provisions should be stricken with the mandate or whether the entire law is unconstitutional without the individual mandate. On March 2, 2020, the U.S. Supreme Court agreed to hear, during the 2020-2021 term, two consolidated cases, filed by the State of California and the United States House of Representatives, asking the Supreme Court to review the ruling by the Fifth Circuit Court of Appeals. Oral argument was heard on November 10, 2020, and a ruling is expected in 2021. The Legislation will remain law while the case proceeds through the appeals process; however, the case creates additional uncertainty as to whether any or all of the Legislation could be struck down, which creates operational risk for the health care industry. We are unable to predict the final outcome of this matter which has caused greater uncertainty regarding the future status of the Legislation. If all or any parts of the Legislation are ultimately found to be unconstitutional, it could have a material adverse effect on our business, financial condition and results of operations. See below in Sources of Revenue and Health Care Reform for additional disclosure;

•

under the Legislation, hospitals are required to make public a list of their standard charges, and effective January 1, 2019, CMS has required that this disclosure be in machine-readable format and include charges for all hospital items and services and average charges for diagnosis-related groups.  On November 27, 2019, CMS published a final rule on “Price Transparency Requirements for Hospitals to Make Standard Charges Public.” This rule took effect on January 1, 2021 and requires all hospitals to also make public their payor-specific negotiated rates, minimum negotiated rates, maximum negotiated rates, and cash for all items and services, including individual items and services and service packages, that could be provided by a hospital to a patient. Failure to comply with these requirements may result in daily monetary penalties;

•

as part of the CAA, Congress passed legislation aimed at preventing or limiting patient balance billing in certain circumstances. The CAA addresses surprise medical bills stemming from emergency services, out-of-network ancillary providers at in-network facilities, and air ambulance carriers. The legislation prohibits surprise billing when out-of-network emergency services or out-of-network services at an in-network facility are provided, unless informed consent is received.  In these circumstances providers are prohibited from billing the patient for any amounts that exceed in-network cost-sharing requirements. The legislation requires HHS, as well as the Department of the Treasury, and Department of Labor to issue implementing regulations within a year of enactment;

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

•

the outcome of known and unknown litigation, government investigations, false claims act allegations, and liabilities and other claims asserted against us and other matters as disclosed in Note 8 to the Consolidated Financial Statements - Commitments and Contingencies and the effects of adverse publicity relating to such matters;

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
•

we experienced a cyberattack in September, 2020 that had an adverse effect on our operating results during the fourth quarter of 2020.  Although we can provide no assurance or estimation related to the amount of the ultimate insurance proceeds that we may receive in connection with this incident, we believe we are entitled to recovery of the majority of the unfavorable economic impact of the cyberattack pursuant to a commercial insurance policy. However, there is a heightened risk of future cybersecurity threats, including ransomware attacks targeting healthcare providers.  If successful, future cyberattacks could have a material adverse effect on our business. Any costs that we incur as a result of a data security incident or breach, including costs to update our security protocols to mitigate such an incident or breach could be significant. Any breach or failure in our operational security systems can result in loss of data or an unauthorized disclosure of or access to sensitive or confidential member or protected personal or health information and could result in significant penalties or fines, litigation, loss of customers, significant damage to our reputation and business, and other losses;

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

•

in August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. The 2011 Act imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year with a uniform percentage reduction across all Medicare programs. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, continued the 2% reductions to Medicare reimbursement imposed under the 2011 Act. The CARES Act suspended payment reductions between May 1 and December 31, 2020, in exchange for extended cuts through 2030. The CAA extended the suspension of payment reductions until March 31, 2021.  We cannot predict whether Congress will restructure the implemented Medicare payment reductions or what other federal budget deficit reduction initiatives may be proposed by Congress going forward;

•	uninsured and self-pay patients treated at our acute care facilities unfavorably impact our ability to satisfactorily and timely collect our self-pay patient accounts;
•	changes in our business strategies or development plans;
•

in June, 2016, the United Kingdom affirmatively voted in a non-binding referendum in favor of the exit of the United Kingdom (“U.K.”) from the European Union (the “Brexit”) and it was approved by vote of the British legislature. On March 29, 2017, the United Kingdom triggered Article 50 of the Lisbon Treaty, formally starting negotiations regarding its exit from the European Union.  On January 31, 2020, the U.K. formally exited the European Union. On December 24, 2020, the United Kingdom and the European Union reached a post-Brexit trade and cooperation agreement that created new business and security requirements and preserved the United Kingdom’s tariff- and quota-free access to the European Union member states. We do not know to what extent Brexit will ultimately impact the business and regulatory environment in the U.K., the European Union, or other countries.  Any of these effects of Brexit, and others we cannot anticipate, could harm our business, financial condition and results of operations;

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

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our Consolidated Balance Sheets. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we cannot provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our results in 2020, 2019 or 2018. If it were to occur, each 1% adjustment to our estimated net Medicare revenues that are subject to retrospective review and settlement as of December 31, 2020, would change our after-tax net income by approximately $1 million.

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts net revenues in future periods. Although the patient’s ultimate eligibility determination may result in adjustments to net revenues, these adjustments did not have a material impact on our results of operations in 2020, 2019 or 2018 since our facilities make estimates at each financial reporting period to adjust revenue based on historical collections.  Under ASC 605, these estimates were reported in the provision for doubtful accounts.

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

Uncompensated care (charity care and uninsured discounts):

The following table shows the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the years ended December 31, 2020, 2019 and 2018:

	(dollar amounts in thousands)
	2020		2019		2018
	Amount	%	Amount	%	Amount	%
Charity care	$622,668	28%	$672,326	31%	$761,783	40%
Uninsured discounts	1,578,470	72%	1,511,738	69%	1,132,811	60%
Total uncompensated care	$2,201,138	100%	$2,184,064	100%	$1,894,594	100%

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

	(amounts in thousands)
	2020	2019	2018
Estimated cost of providing charity care	$73,690	$77,886	$94,088
Estimated cost of providing uninsured discounts related care	186,804	175,128	139,913
Estimated cost of providing uncompensated care	$260,494	$253,014	$234,001

Self-Insured/Other Insurance Risks: We provide for self-insured risks including general and professional liability claims, workers’ compensation claims and healthcare and dental claims. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimate of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. All relevant information, including our own historical experience is used in estimating the expected amount of claims. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Our estimated self-insured reserves are reviewed and changed, if necessary, at each reporting date and changes are recognized currently as additional expense or as a reduction of expense. In addition, we also: (i) own commercial health insurers headquartered in Reno, Nevada, and Puerto Rico and; (ii) maintain self-

insured employee benefits programs for employee healthcare and dental claims. The ultimate costs related to these programs/operations include expenses for claims incurred and paid in addition to an accrual for the estimated expenses incurred in connection with claims incurred but not yet reported. Given our significant insurance-related exposure, there can be no assurance that a sharp increase in the number and/or severity of claims asserted against us will not have a material adverse effect on our future results of operations.

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

We performed an impairment assessment as of October 1, 2020 which indicated no impairment of goodwill.  There were also no goodwill impairments during 2019 or 2018.

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

Recent Accounting Pronouncements:  For a summary of recent accounting pronouncements, please see Note 1 to the Consolidated Financial Statements-Accounting Standards as included in this Report on Form 10-K for the year ended December 31, 2020.

CARES Act and Other Governmental Grants and Medicare Accelerated Payments:

As of December 31, 2020, we have received an aggregate of $1.112 billion as follows:

•	Approximately $417 million of funds received from various governmental stimulus programs, most notably the PHSSEF, as provided for by the CARES Act.

o

Included in our net income attributable to UHS for the year ended December 31, 2020, was the favorable impact of approximately $309 million resulting from the recording of approximately $413 million of CARES Act and other grant income revenues.  Approximately $316 million of the grant income revenues were attributable to our acute care services and approximately $97 million were attributable to our behavioral health care services.

o

As of December 31, 2020, approximately $4 million of these funds remain in the Medicare accelerated payments and deferred CARES Act and other grants liability account in our consolidated balance sheet.

o

Approximately $695 million of Medicare accelerated payments received pursuant to the Medicare Accelerated and Advance Payment Program (“MAAPP”). Pursuant to legislation enacted on October 1, 2020, these funds are required to be repaid to the government beginning in the second quarter of 2021 through the third quarter of 2022 through withholding of future Medicare revenues earned during those periods. There was no impact on our earnings during 2020 in connection with receipt of these funds.

▪

We are planning for the early repayment of the $695 million of Medicare accelerated payments previously received pursuant to the MAAPP.  We have commenced the repayment process and anticipate that the $695 million of funds will be repaid to the government in March or April of 2021.

Additional CARES Act grants amounting to $187 million were received in January, 2021. There was no impact on our results of operations for the year ended December 31, 2020 in connection with receipt of these funds.

Please see Sources of Revenue- 2019 Novel Coronavirus Disease Medicare and Medicaid Payment Related Legislation below for additional disclosure.

Information Technology Incident:

As previously disclosed on September 29, 2020, we experienced an information technology security incident in the early morning hours of September 27, 2020. As a result of this cyberattack, we suspended user access to our information technology applications related to operations located in the United States. While our information technology applications were offline, patient care was delivered safely and effectively at our facilities across the country utilizing established back-up processes, including offline documentation methods.  Our information technology applications were substantially restored at our acute care and behavioral health hospitals at various times in October, 2020, on a rolling/staggered basis, and our facilities generally resumed standard operating procedures at that time.

Immediately after the incident, we worked diligently with our information technology security partners to restore our information technology infrastructure and business operations as quickly as possible. In parallel, we began investigating the nature and potential impact of the security incident and engaged third-party information technology and forensic vendors to assist. No evidence of unauthorized access, copying or misuse of any patient or employee data has been identified to date.

Given the disruption to the standard operating procedures at our facilities during the period of September 27, 2020 into October, 2020, certain patient activity, including ambulance traffic and elective/scheduled procedures at our acute care hospitals, were diverted to competitor facilities. We also incurred significant incremental labor expense, both internal and external, to restore information technology operations as expeditiously as possible. Additionally, certain administrative functions such as coding and billing were delayed into December, 2020, which had a negative impact on our operating cash flows during the fourth quarter of 2020.

As a result of these factors, we estimate that this incident had an aggregate unfavorable pre-tax impact of approximately $67 million during the year ended December 31, 2020.  The substantial majority of the unfavorable impact was attributable to our acute care services and consisted primarily of lost operating income resulting from the related decrease in patient activity as well as increased revenue reserves recorded in connection with the associated billing delays. Also included were certain labor expenses, professional fees and other operating expenses incurred as a direct result of this incident and the related disruption to our operations. Although we can provide no assurance or estimation related to the receipt timing, or amount, of the proceeds that we may receive pursuant to commercial insurance coverage we have in connection with this incident, we believe we are entitled to recovery of the majority of the ultimate financial impact resulting from the cyberattack.

Results of Operations

The following table summarizes our results of operations, and is used in the discussion below, for the years ended December 31, 2020, 2019 and 2018 (dollar amounts in thousands):

	Year Ended December 31,
	2020		2019		2018
		% of Net		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	Amount	Revenues
Net revenues	$11,558,897	100.0%	$11,378,259	100.0%	$10,772,278	100.0%
Operating charges:
Salaries, wages and benefits	5,613,097	48.6%	5,588,893	49.1%	5,254,536	48.8%
Other operating expenses	2,672,762	23.1%	2,723,911	23.9%	2,614,687	24.3%
Supplies expense	1,288,132	11.1%	1,251,346	11.0%	1,168,654	10.8%
Depreciation and amortization	510,493	4.4%	490,392	4.3%	453,045	4.2%
Lease and rental expense	116,059	1.0%	107,809	0.9%	106,094	1.0%
Subtotal-operating expenses	10,200,543	88.2%	10,162,351	89.3%	9,597,016	89.1%
Income from operations	1,358,354	11.8%	1,215,908	10.7%	1,175,262	10.9%
Interest expense, net	106,285	0.9%	162,733	1.4%	154,956	1.4%
Other (income) expense, net	(14)	0.0%	(13,162)	-0.1%	(14,219)	-0.1%
Income before income taxes	1,252,083	10.8%	1,066,337	9.4%	1,034,525	9.6%
Provision for income taxes	299,293	2.6%	238,794	2.1%	236,642	2.2%
Net income	952,790	8.2%	827,543	7.3%	797,883	7.4%
Less: Net income attributable to noncontrolling interests	8,837	0.1%	12,689	0.1%	18,178	0.2%
Net income attributable to UHS	$943,953	8.2%	$814,854	7.2%	$779,705	7.2%

Year Ended December 31, 2020 as compared to the Year Ended December 31, 2019:

Net revenues increased 1.6%, or $181 million, to $11.56 billion during 2020 as compared to $11.38 billion during 2019. As discussed above, included in our net revenues during 2020 was approximately $413 million of net revenues recorded in connection with various governmental stimulus programs, most notably the CARES Act.

The increase in net revenues was primarily attributable to:

•	a $216 million or 1.9% increase in net revenues generated from our acute care and behavioral health care operations owned during both periods (which we refer to as “same facility”), and;
•

$35 million of other combined net decreases including a $13 million reduction in revenues related to provider tax programs which had no impact on net income attributable to UHS as reflected above since the amounts were offset between net revenues and other operating expenses.

Income before income taxes increased $186 million to $1.25 billion during 2020 as compared to $1.07 billion during 2019. The net increase in our income before income taxes during 2020, as compared to 2019, was due to the following:

•

a decrease of $20 million at our acute care facilities, as discussed below in Acute Care Hospital Services, including the favorable impact of approximately $306 million (net of amounts attributable noncontrolling interests) resulting from the

$316 million of net revenues recorded during 2020 in connection with various governmental stimulus programs, most notably the CARES Act;
•

an increase of $24 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, including the favorable impact of approximately $97 million resulting from the net revenues recorded during 2020 in connection with various governmental stimulus programs, most notably the CARES Act, and excluding the impact of a $98 million provision for asset impairment recorded 2019;

•

an increase of $98 million due to a provision for asset impairment recorded during 2019 in connection with Foundations Recovery Network, L.L.C. (see Other Operating Results-Provision for Asset Impairment-Foundations Recovery Network below for additional disclosure);

•

an increase of $56 million due to a decrease in interest expense due primarily to lower average outstanding borrowings and a decrease in the average cost of borrowings, as discussed below in Other Operating Results-Interest Expense;

•

an increase of $11 million due to an increase recorded during 2019 to the reserve previously established in connection with the settlement finalized in July, 2020 with the Department of Justice, Civil Division, and;

•	$17 million of other combined net increases.

Net income attributable to UHS increased $129 million to $944 million during 2020 as compared to $815 million during 2019. This increase was attributable to:

•	a $186 million increase in income before income taxes, as discussed above;
•	an increase of $4 million due to a decrease in income attributable to noncontrolling interests, and;
•

a decrease of $60 million resulting from an increase in the provision for income taxes due primarily to: (i) the income tax provision recorded in connection with the $186 million increase in pre-tax income; (ii) a $20 million increase in the provision for income taxes recorded in connection with our adoption of ASU 2016-09 which increased our provision for income taxes by approximately $7 million during 2020, as compared to a decrease of approximately $12 million during 2019; partially offset by; (iii) a $6 million decrease in the provision for income taxes due to the 2019 recording of the non-deductible portion of the net federal and state income taxes due on the settlement finalized in July, 2020 with the Department of Justice, Civil Division.  Please see additional disclosure below in Other Operating Results-Provision for Income Taxes and Effective Tax Rates.

Increase to self-insured professional and general liability reserves:

Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimates of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. As a result of unfavorable trends experienced during 2020, we recorded an increase of $25 million to our reserves for self-insured professional and general liability claims.  Approximately $19 million of the increase to our reserves for self-insured professional and general liability claims is included in our same facility basis acute care hospitals services’ results, as reflected below, and approximately $6 million is included in our behavioral health services’ results.

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

•

a net increase of $91 million due to a favorable change in the pre-tax increases recorded during 2019 and 2018 to the reserve established in connection with the civil aspects of the government’s investigation of certain of our behavioral health care facilities ($11 million pre-tax reserve increase recorded during 2019 as compared to a $102 million pre-tax increase recorded during 2018);

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

Acute Care Hospital Services

Year Ended December 31, 2020 as compared to the Year Ended December 31, 2019:

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

The following table summarizes the results of operations for our acute care hospital services on a same facility basis and is used in the discussions below for the years ended December 31, 2020 and 2019 (dollar amounts in thousands):

	Year Ended		Year Ended
	December 31, 2020		December 31, 2019
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues	$6,238,236	100.0%	$6,054,901	100.0%
Operating charges:
Salaries, wages and benefits	2,611,143	41.9%	2,559,682	42.3%
Other operating expenses	1,462,627	23.4%	1,365,015	22.5%
Supplies expense	1,081,154	17.3%	1,049,747	17.3%
Depreciation and amortization	318,077	5.1%	305,264	5.0%
Lease and rental expense	69,638	1.1%	60,485	1.0%
Subtotal-operating expenses	5,542,639	88.8%	5,340,193	88.2%
Income from operations	695,597	11.2%	714,708	11.8%
Interest expense, net	1,567	0.0%	1,330	0.0%
Other (income) expense, net	0	0.0%	(32)	0.0%
Income before income taxes	$694,030	11.1%	$713,410	11.8%

On a same facility basis during 2020, as compared to 2019, net revenues from our acute care hospital services increased $183 million or 3.0%. Income before income taxes (and before income attributable to noncontrolling interests) decreased $19 million, or 3%, to $694 million or 11.1% of net revenues during 2020 as compared to $713 million or 11.8% of net revenues during 2019.

As mentioned above, included in our acute care hospital services’ revenues during 2020 was approximately $316 million of revenues recorded in connection with funds received from various governmental stimulus programs, most notably the CARES Act. Excluding these governmental stimulus program revenues from 2020, net revenues from our acute care hospital services, on a same facility basis, decreased $132 million or 2.2% during 2020, as compared to 2019, and income before income taxes decreased $335 million or 47% during 2020, as compared to 2019.

During 2020, excluding the impact of the $316 million of governmental stimulus program revenues recorded during 2020, net revenue per adjusted admission increased 14.1% while net revenue per adjusted patient day increased 2.4%, as compared to 2019. During 2020, as compared to 2019, inpatient admissions to our acute care hospitals decreased 9.9% and adjusted admissions decreased 15.2%. Patient days at these facilities increased 0.4% and adjusted patient days decreased 5.5% during 2020 as compared to 2019.  The average length of inpatient stay at these facilities increased to 5.1 days during 2020, as compared to 4.6 days during 2019. The occupancy rate, based on the average available beds at these facilities, was 63% and 64% during 2020 and 2019, respectively.

As mentioned above, we estimate that the information technology security incident that occurred on September 27, 2020, had an aggregate unfavorable pre-tax impact of approximately $67 million on our consolidated results of operations during the year ended December 31, 2020. The substantial majority of the unfavorable impact was attributable to our acute care services and consisted primarily of lost operating income resulting from the related decrease in patient activity as well as increased revenue reserves recorded in connection with the associated billing delays. Please see Information Technology Incident as included above for additional disclosure regarding this incident, including potential related commercial insurance recoveries.

   All Acute Care Hospital Services

The following table summarizes the results of operations for all our acute care operations during 2020 and 2019. These amounts include: (i) our acute care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including, if applicable, the results of recently acquired/opened ancillary businesses. Dollar amounts below are reflected in thousands.

	Year Ended		Year Ended
	December 31, 2020		December 31, 2019
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues	$6,337,304	100.0%	$6,164,560	100.0%
Operating charges:
Salaries, wages and benefits	2,611,514	41.2%	2,559,682	41.5%
Other operating expenses	1,561,875	24.6%	1,474,674	23.9%
Supplies expense	1,081,159	17.1%	1,049,747	17.0%
Depreciation and amortization	318,124	5.0%	305,264	5.0%
Lease and rental expense	69,638	1.1%	60,485	1.0%
Subtotal-operating expenses	5,642,310	89.0%	5,449,852	88.4%
Income from operations	694,994	11.0%	714,708	11.6%
Interest expense, net	1,567	0.0%	1,330	0.0%
Other (income) expense, net	0	0.0%	(32)	0.0%
Income before income taxes	$693,427	10.9%	$713,410	11.6%

During 2020, as compared to 2019, net revenues from our acute care hospital services increased $173 million or 2.8% to $6.34 billion as compared to $6.16 billion during 2019 due to: (i) the $183 million, or 3.0%, increase in same facility revenues, as discussed above, and; (ii) an $10 million reduction in provider tax assessments which had no impact on net income attributable to UHS since the amounts were offset between net revenues and other operating expenses.

Income before income taxes decreased $20 million, or 3%, to $693 million or 10.9% of net revenues during 2020 as compared to $713 million or 11.6% of net revenues during 2019. The $20 million decrease in income before income taxes from our acute care hospital services resulted from the decrease in income before income taxes at our hospitals, on a same facility basis, as discussed above.

Excluding the above-mentioned $316 million of revenues recorded during 2020 in connection with various governmental stimulus programs, net revenues from our acute care hospital services decreased $143 million or 2.3% during 2020, as compared to 2019, and income before income taxes decreased $336 million or 47% during 2020, as compared to 2019.

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

Behavioral Health Care Services

Year Ended December 31, 20120 as compared to the Year Ended December 31, 2019

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

The following table summarizes the results of operations for our behavioral health care services, on a same facility basis, and is used in the discussions below for the years ended December 31, 2020 and 2019 (dollar amounts in thousands):

	Year Ended		Year Ended
	December 31, 2020		December 31, 2019
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues	$5,124,358	100.0%	$5,092,071	100.0%
Operating charges:
Salaries, wages and benefits	2,722,041	53.1%	2,711,813	53.3%
Other operating expenses	931,850	18.2%	952,714	18.7%
Supplies expense	204,658	4.0%	199,726	3.9%
Depreciation and amortization	176,652	3.4%	167,340	3.3%
Lease and rental expense	42,532	0.8%	42,956	0.8%
Subtotal-operating expenses	4,077,733	79.6%	4,074,549	80.0%
Income from operations	1,046,625	20.4%	1,017,522	20.0%
Interest expense, net	1,447	0.0%	1,460	0.0%
Other (income) expense, net	1,060	0.0%	404	0.0%
Income before income taxes	$1,044,118	20.4%	$1,015,658	19.9%

On a same facility basis during 2020, net revenues generated from our behavioral health services increased $32 million, or 0.6%, to $5.12 billion, from $5.09 billion generated during 2019. Income before income taxes increased $28 million, or 3%, to $1.04 billion or 20.4% of net revenues during 2020, as compared to $1.02 billion or 19.9% of net revenues during 2019.

As mentioned above, included in our behavioral health services’ revenues during 2020 was approximately $97 million of revenues recorded in connection with funds received from various governmental stimulus programs, most notably the CARES Act. Excluding these governmental stimulus program revenues from 2020, net revenues from our behavioral health services, on a same facility basis, decreased $65 million or 1.3% during 2020, as compared to 2019, and income before income taxes decreased $69 million or 7% during 2020, as compared to 2019.

During 2020, excluding the impact of the $97 million of governmental stimulus program revenues, net revenue per adjusted admission increased 7.3% and net revenue per adjusted patient day increased 4.3%, as compared to 2019. On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities decreased 7.5% and 8.0%, respectively, during 2020 as compared to 2019. Patient days and adjusted patient days at these facilities decreased 4.8% and 5.3% during 2020, respectively, as compared to 2019. The average length of inpatient stay at these facilities was 13.7 days and 13.3 days during 2020 and 2019, respectively. The occupancy rate, based on the average available beds at these facilities, was 71% and 76% during 2020 and 2019, respectively.

All Behavioral Health Care Services

The following table summarizes the results of operations for all our behavioral health care services during 2020 and 2019. These amounts include: (i) our behavioral health care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes; (iii) provision for asset impairments recorded during 2019 in connection with Foundations Recovery Network, L.L.C., and; (iv) certain other amounts including the results of facilities acquired or opened during the past year as well as the results of certain facilities that were closed or restructured during the past year. Dollar amounts below are reflected in thousands.

	Year Ended		Year Ended
	December 31, 2020		December 31, 2019
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues	$5,208,722	100.0%	$5,210,063	100.0%
Operating charges:
Salaries, wages and benefits	2,727,129	52.4%	2,739,871	52.6%
Other operating expenses	1,023,733	19.7%	1,152,733	22.1%
Supplies expense	204,711	3.9%	201,114	3.9%
Depreciation and amortization	182,012	3.5%	172,697	3.3%
Lease and rental expense	45,505	0.9%	46,799	0.9%
Subtotal-operating expenses	4,183,090	80.3%	4,313,214	82.8%
Income from operations	1,025,632	19.7%	896,849	17.2%
Interest expense, net	1,599	0.0%	1,460	0.0%
Other (income) expense, net	776	0.0%	(5,576)	-0.1%
Income before income taxes	$1,023,257	19.6%	$900,965	17.3%

During 2020, as compared to 2019, net revenues generated from our behavioral health services decreased $1 million due to: (i) the above-mentioned $32 million or 0.6% increase in net revenues on a same facility basis, and; (ii) $33 million other combined net decreases.

Income before income taxes increased $122 million, or 14%, to $1.02 billion or 19.6% of net revenues during 2020, as compared to $901 million or 17.3% of net revenues during 2019. The increase in income before income taxes at our behavioral health facilities was due primarily to: (i) the above-mentioned $28 million increase on a same facility basis, and; (ii) the $98 million provision for asset impairment recorded during 2019 in connection with Foundations Recovery Network, L.L.C. (see Other Operating Results-Provision for Asset Impairment-Foundations Recovery Network below for additional disclosure).

Excluding the above-mentioned $97 million of revenues recorded during 2020 in connection with various governmental stimulus programs, net revenues from our behavioral health services decreased $98 million or 1.9% during 2020, as compared to 2019, and income before income taxes increased $25 million or 3% during 2020, as compared to 2019.

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

The Legislation revises reimbursement under the Medicare and Medicaid programs to emphasize the efficient delivery of high quality care and contains a number of incentives and penalties under these programs to achieve these goals. The Legislation provides for decreases in the annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the market basket update beginning October 1, 2011 for Medicare Part B reimbursable items and services and beginning October 1, 2012 for Medicare inpatient hospital services. The Legislation and subsequent revisions provide for reductions to both Medicare DSH and Medicaid DSH payments. The Medicare DSH reductions began in October, 2013 while the Medicaid DSH reductions are scheduled to begin in 2024. The Legislation implemented a value-based purchasing program, which will reward the delivery of efficient care. Conversely, certain facilities will receive reduced reimbursement for failing to meet quality parameters; such hospitals will include those with excessive readmission or hospital-acquired condition rates.

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

On December 14, 2018, a Texas Federal District Court deemed the Legislation to be unconstitutional in its entirety. The Court concluded that the Individual Mandate is no longer permissible under Congress’s taxing power as a result of the Tax Cut and Jobs Act of 2017 (“TCJA”) reducing the individual mandate’s tax to $0 (i.e., it no longer produces revenue, which is an essential feature of a tax), rendering the Legislation unconstitutional.  The court also held that because the individual mandate is “essential” to the Legislation and is inseverable from the rest of the law, the entire Legislation is unconstitutional. Because the court issued a declaratory judgment and did not enjoin the law, the Legislation remains in place pending its appeal.  The District Court for the Northern District of Texas ruling was appealed to the U.S. Court of Appeals for the Fifth Circuit. On December 18, 2019, the Fifth Circuit Court of Appeals’ three-judge panel voted 2-1 to strike down the Legislation individual mandate as unconstitutional. The Fifth Circuit Court also sent the case back to the Texas district court to determine which Legislation provisions should be stricken with the mandate or whether the entire Legislation is unconstitutional. On March 2, 2020, the U.S. Supreme Court agreed to hear, during the 2020-2021 term, two consolidated cases, filed by the State of California and the United States House of Representatives, asking the Supreme Court to review the ruling by the Fifth Circuit Court of Appeals. Oral argument was heard on November 10, 2020, and a ruling is expected in 2021. On February 10, 2021, the Department of Justice announced that it has withdrawn support for the challenge before the Supreme Court. The Legislation will remain law while the case proceeds through the appeals process; however, the case creates additional uncertainty as to whether any or all of the Legislation could be struck down, which creates operational risk for the health care industry. We are unable to predict the final outcome of this legal challenge and its financial impact on our future results of operation.

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

In addition to legislative changes, the Legislation can be significantly impacted by executive branch actions.  President Biden is expected to undertake executive actions that will strengthen the Legislation and may reverse the policies of the prior administration.  The Trump Administration had directed the issuance of final rules (i) enabling the formation of health plans that would be exempt from certain Legislation essential health benefits requirements; (ii) expanding the availability of short-term, limited duration health insurance; (iii) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-

pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level; (iv) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans; (vi) incentivizing the use of health reimbursement arrangements by employers to permit employees to purchase health insurance in the individual market, and; (vii) increasing transparency of healthcare price and quality information. The uncertainty resulting from these Executive Branch policies led to reduced Exchange enrollment in 2018, 2019 and 2020 and is expected to further worsen the individual and small group market risk pools in future years. The recent and on-going COVID-19 pandemic and related U.S. National Emergency declaration may significantly increase the number of uninsured patients treated at our facilities extending beyond the most recent CBO published estimates due to increased unemployment and loss of group health plan health insurance coverage.  It is also anticipated that these spolicies may create additional cost and reimbursement pressures on hospitals.

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

In June, 2019, the Supreme Court of the United States issued a decision favorable to hospitals impacting prior year Medicare DSH payments (Azar v. Allina Health Services, No. 17-1484 (U.S. Jun. 3, 2019)).  In Allina, the hospitals challenged the Medicare DSH adjustments for federal fiscal year 2012, specifically challenging CMS’s decision to include inpatient hospital days attributable to Medicare Part C enrollee patients in the numerator and denominator of the Medicare/SSI fraction used to calculate a hospital’s DSH payments.  This ruling addresses CMS’s attempts to impose the policy espoused in its vacated 2004 rulemaking to a fiscal year in the 2004–2013 time period without using notice-and-comment rulemaking. This decision should require CMS to recalculate hospitals’ DSH Medicare/SSI fractions, with Medicare Part C days excluded, for at least federal fiscal year 2012, but likely federal fiscal years 2005 through 2013.  In August, 2020, CMS issued a rule that proposes to retroactively negate the effects of the aforementioned Supreme Court decision. Although we can provide no assurance that we will ultimately receive additional funds, we estimate that the favorable impact of this court ruling on certain prior year hospital Medicare DSH payments could range between $18 million to $28 million in the aggregate.

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

The 2011 Act included the imposition of annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Committee, which was responsible for developing recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year.  The Bipartisan Budget Act of 2015, enacted on November 2, 2015, and the Bipartisan Budget Act of 2019, enacted on August 2, 2019, continued the 2% reductions to Medicare reimbursement imposed under the 2011 Act through 2029. The CARES Act suspended payment reductions between May 1 and December 31, 2020, in exchange for extended cuts through 2030. The Consolidated Appropriations Act, 2021 extended the suspension of payment reductions until March 31, 2021.

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

CMS’s calendar year 2018 final OPPS rule, issued on November 13, 2017, substantially reduced Medicare Part B reimbursement for 340B Program drugs paid to hospitals. Beginning January 1, 2018, CMS reimbursement for certain separately payable drugs or biologicals that are acquired through the 340B Program by a hospital paid under the OPPS (and not excepted from the payment adjustment policy) is the average sales price of the drug or biological minus 22.5 percent, an effective reduction of 26.89% in payments for 340B program drugs. In December, 2018, the U.S. District Court for the District of Columbia ruled that HHS did not have statutory authority to implement the 2018 Medicare OPPS rate reduction related to hospitals that qualify for drug discounts under the federal 340B Program and granted a permanent injunction against the payment reduction. On July 31, 2020, the U.S. Court of Appeals for the D.C. Circuit reversed the District Court and held that HHS’s decision to lower drug reimbursement rates for 340B hospitals rests on a reasonable interpretation of the Medicare statute. No further legal challenges are available to the plaintiffs and, as a result, we recognized $8 million of revenues during 2020 that were previously reserved in a prior year.

In December, 2020, CMS published its OPPS final rule for 2021. The hospital market basket increase is 2.4% and there is no productivity adjustment reduction to the 2021 OPPS market basket. When other statutorily required adjustments and hospital patient service mix are considered, we estimate that our overall Medicare OPPS update for 2021 will aggregate to a net increase of 3.3% which includes a 9.2% increase to behavioral health division partial hospitalization rates.

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

On November 15, 2019, CMS finalized its Hospital Price Transparency rule that implements certain requirements under the June 24, 2019 Presidential Executive Order related to Improving Price and Quality Transparency in American Healthcare to Put Patients First. Under this final rule, effective January 1, 2021, CMS will require: (1) hospitals make public their standard changes (both gross charges and payer-specific negotiated charges) for all items and services online in a machine-readable format, and; (2) hospitals to make public standard charge data for a limited set of “shoppable services” the hospital provides in a form and manner that is more consumer friendly. A lawsuit was filed by several hospital associations, health systems, and hospitals in the U.S. District court for the District of Columbia challenging the legal authority of HHS to implement the final rule. In June, 2020, the U.S. District Court issued a decision in favor of the federal government. The Plaintiffs in the case filed a notice of appeal to the Court of Appeals for the D.C. Circuit and oral argument was heard on October 15, 2020. On December 29, 2020, the Appeals Court ruled against the Plaintiffs challenge. As a result, the price transparency rule became effective January 1, 2021. We are unable to determine the impact, if any, this final rule will have on our future results of operations.

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

We receive revenues from various state and county based programs, including Medicaid in all the states in which we operate (we receive Medicaid revenues in excess of $100 million annually from each of California, Texas, Nevada, Washington, D.C.,

Pennsylvania, Illinois, Florida and Massachusetts); CMS-approved Medicaid supplemental programs in certain states including Texas, Mississippi, Illinois, Oklahoma, Nevada, Arkansas, California and Indiana, and; state Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

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

On November 12, 2019, CMS issued the proposed Medicaid Fiscal Accountability Rule (“MFAR”) which CMS believed would strengthen the fiscal integrity of the Medicaid program and help ensure that state supplemental payments and financing arrangements are transparent and value-driven. On January 14, 2021, CMS issued a formal notice of withdrawal of this proposed rule.

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

•	Benefit Design and Drug Coverage
o	States have the opportunity to design a benefit package that aligns with private coverage.
o	Provide states with greater negotiating power to lower drug spending and promote value in the program.
•	Managed Care and Delivery Systems
o	States will be able to use any combination of fee-for-service and managed care delivery systems and will have flexibility to alter these arrangements over the course of the demonstration
•	Streamlined Application Process Transitioning 1115 Demonstrations
•	Quality Strategy and Performance Assessment
o	States will be held to a high standard of accountability for producing positive health outcomes and will be subject to regular and thorough monitoring and evaluation.

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

On January 15, 2021, CMS approved the 1115 Waiver renewal through September 30, 2030. The terms of the Waiver renewal require HHSC to resize the UC pool in (1) FFY 2022 (DY 11) using 2019 cost report year data and (2) in FFY 2027 (DY 16) using 2025 cost report data. Our impact of the UC pool resizing is not known.

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

On January 4, 2021, HHSC published a proposed rule that will apply to program periods on or after September 1, 2021, and UHRIP will be re-named the Comprehensive Hospital Increase Reimbursement Program (“CHIRP”). CHIRP will be comprised of a UHRIP component and an Average Commercial Incentive Award (“ACIA”) component. HHSC has proposed a pool size of $5.0 billion subject to CMS approval. The Company is not able to estimate the financial impact of the program change.

On January 11, 2021, HHSC announced that CMS approved the pre-print modification that HHSC submitted for UHRIP period March 1, 2021 through August 31, 2021. CMS approved rate changes that will now increase rates for private Institutions of Mental Disease (“IMD”) for services provided to patients under age 21 or patients 65 years of age or older.  We estimate that this payment policy change will increase our UHRIP reimbursement by $10 million in FY 2021 and this amount is included the aggregated FY 2021 Medicaid Supplemental Payment projection total below.

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

Texas Delivery System Reform Incentive Payments:

In addition, the Texas Medicaid Section 1115 Waiver includes a DSRIP pool to incentivize hospitals and other providers to transform their service delivery practices to improve quality, health status, patient experience, coordination, and cost-effectiveness. DSRIP pool payments are incentive payments to hospitals and other providers that develop programs or strategies to enhance access to health care, increase the quality of care, the cost-effectiveness of care provided and the health of the patients and families served. In May, 2014, CMS formally approved specific DSRIP projects for certain of our hospitals for demonstration years 3 to 5 (our facilities did not materially participate in the DSRIP pool during demonstration years 1 or 2). DSRIP payments are contingent on the hospital meeting certain pre-determined milestones, metrics and clinical outcomes. Additionally, DSRIP payments are contingent on a governmental entity providing an IGT for the non-federal share component of the DSRIP payment. THHSC generally approves DSRIP reported metrics, milestones and clinical outcomes on a semi-annual basis in June and December.  Under the CMS approval noted above, the Waiver renewal requires the transition of the DSRIP program to one focused on "health system performance measurement and improvement." THHSC must submit a transition plan describing "how it will further develop its delivery system reforms without DSRIP funding and/or phase out DSRIP funded activities and meet mutually agreeable milestones to demonstrate its ongoing progress."  The size of the DSRIP pool will remain unchanged for the initial two years of the waiver renewal with unspecified decreases in years three and four of the renewal, FFY 2020 and 2021, respectively.  In FFY 2022, DSRIP funding under the waiver is eliminated. For FFY 2020 and 2021, we estimate these changes will result in a $3 million and $4 million decrease in DSRIP payments, respectively.  For FFY 2022, we will no longer receive DSRIP funds due to the elimination of this funding source by CMS in the Waiver renewals. In March, 2020, HHSC submitted a DSRIP Transition Plan to CMS as required by the 1115 Waiver Special Terms and Conditions #37 that outlines a transition from the current DSRIP program to a Value-Based Purchasing (“VBP”) type payment model. As noted above, HHSC proposed a rule to make changes to existing UHRIP program. These proposed amendments are HHSC’s efforts to comply with federal regulations that require directed-payment programs to advance goals included in the state’s Medicaid managed care quality strategy and to align with the ongoing efforts to transition from the Delivery System Reform Incentive Payment program. The effective date of a new VBP payment model (if proposed by HHSC and approved by CMS) is not yet known. Similarly, details of any VBP model are still under HHSC consideration and possible development. As a result, we are unable to estimate the financial impact of this payment change.

Summary of Amounts Related To The Above-Mentioned Various State Medicaid Supplemental Payment Programs:

The following table summarizes the revenues, Provider Taxes and net benefit related to each of the above-mentioned Medicaid supplemental programs for the years ended December 31, 2020, 2019 and 2018.  The Provider Taxes are recorded in other operating expenses on the Condensed Consolidated Statements of Income as included herein.

	(amounts in millions)
	2020	2019	2018
Texas UC/UPL:
Revenues	$119	$123	$135
Provider Taxes	(37)	(47)	(51)
Net benefit	$82	$76	$84

Texas DSRIP:
Revenues	$33	$35	$29
Provider Taxes	(10)	(12)	(9)
Net benefit	$23	$23	$20

Various other state programs:
Revenues	$336	$261	$223
Provider Taxes	(138)	(135)	(119)
Net benefit	$198	$126	$104

Total all Provider Tax programs:
Revenues	$488	$419	$387
Provider Taxes	(185)	(194)	(179)
Net benefit	$303	$225	$208

We estimate that our aggregate net benefit from the Texas and various other state Medicaid supplemental payment programs will approximate $262 million (net of Provider Taxes of $216 million) during the year ending December 31, 2021. This estimate is based upon various terms and conditions that are out of our control including, but not limited to, the states’/CMS’s continued approval of the programs and the applicable hospital district or county making IGTs consistent with 2020 levels. Future changes to these terms and conditions could materially reduce our net benefit derived from the programs which could have a material adverse impact on our future consolidated results of operations. In addition, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our future consolidated results of operations. As described below in 2019 Novel Coronavirus Disease Medicare and Medicaid Payment Related Legislation, a 6.2% increase to the Medicaid Federal Matching Assistance Percentage (“FMAP”) is included in the Families First Coronavirus Response Act. The impact of the enhanced FMAP Medicaid supplemental and DSH payments are reflected in our results for year ended December 31, 2020. We are unable to estimate the prospective financial impact of this provision at this time as our financial impact is contingent on unknown state action during future eligible federal fiscal quarters.

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

In connection with these DSH programs, included in our financial results was an aggregate of approximately $48 million during 2020, $50 million during 2019 and $38 million during 2018. We expect the aggregate reimbursements to our hospitals pursuant to the Texas and South Carolina 2021 fiscal year programs to be approximately $45 million.

The Legislation and subsequent federal legislation provides for a significant reduction in Medicaid disproportionate share payments beginning in federal fiscal year 2024 (see above in Sources of Revenues and Health Care Reform-Medicaid Revisions for additional disclosure related to the delay of these DSH reductions). HHS is to determine the amount of Medicaid DSH payment cuts imposed on each state based on a defined methodology. As Medicaid DSH payments to states will be cut, consequently, payments to Medicaid-participating providers, including our hospitals in Texas and South Carolina, will be reduced in the coming years. Based on the CMS final rule published in September, 2019, beginning in fiscal year 2024 (as amended by the CARES Act and the CAA), annual Medicaid DSH payments in South Carolina and Texas could be reduced by approximately 74% and 44%, respectively, from 2020 DSH payment levels.

Our behavioral health care facilities in Texas have been receiving Medicaid DSH payments since FFY 2016. As with all Medicaid DSH payments, hospitals are subject to state audits that typically occur up to three years after their receipt. DSH payments are subject to a federal Hospital Specific Limit (“HSL”) and are not fully known until the DSH audit results are concluded. In general, freestanding psychiatric hospitals tend to provide significantly less charity care than acute care hospitals and therefore are at more risk for retroactive recoupment of prior year DSH payments in excess of their respective HSL. In light of the retroactive HSL audit risk for freestanding psychiatric hospitals, we have established DSH reserves for our facilities that have been receiving funds since FFY 2016. These DSH reserves are also impacted by the resolution of federal DSH litigation related to Children’s Hospital Association of Texas v. Azar (“CHAT”), No. 17-cv-844 (D.D.C. March 2, 2018), appeal docketed, No. 18-5135 (D.C. Cir. May 9, 2018) where the calculation of HSL was being challenged. In August, 2019, DC Circuit Court of Appeals issued a unanimous decision in CHAT and reversed the judgment of the district court in favor of CMS and ordered that CMS’s “2017 Rule” (regarding Medicaid DSH Payments—Treatment of Third Party Payers in Calculating Uncompensated Care Costs) be reinstated. CMS has not issued any additional guidance post the ruling. In April 2020, the plaintiffs in the case have petitioned the Supreme Court of the United States to hear their case. Additionally, there have been separate legal challenges on this same issue in the Fifth and Eight Circuits. On November 4, 2019, the United States Court of Appeals for the Eighth Circuit issued an opinion upholding the 2017 Rule. Missouri Hosp. Ass’n v. Azar, No. 18-1778 (8th Cir. Nov. 4, 2019) (i.e. reversing a district court order enjoining the 2017 rule). On April 20, 2020, the United States Court of Appeals of the Fifth Circuit issued a decision also upholding the 2017 Rule. Baptist Memorial Hospital v. Azar, No. 18-60592 (5th Cir. April 20, 2020). In light of these court decisions, we continue to maintain reserves in the financial statements for cumulative Medicaid DSH and UC reimbursements related to our behavioral health hospitals located in Texas that amounted to $35 million and $34 million as of December 31, 2020 and 2019, respectively.

Nevada SPA:

In Nevada, CMS approved a state plan amendment (“SPA”) in August, 2014 that implemented a hospital supplemental payment program retroactive to January 1, 2014. This SPA has been approved for additional state fiscal years including the 2021 fiscal year covering the period of July 1, 2020 through June 30, 2021.

In connection with this program, included in our financial results was approximately $25 million during 2020, $28 million during 2019 and $26 million during 2018. We estimate that our reimbursements pursuant to this program will approximate $20 million during the year ended December 31, 2021.

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

California Hospital Fee Program CMS Approval Status:

Hospital Fee Program Component	CMS Methodology Approval Status	CMS Rate Setting Approval Status
Fee For Service Payment	Approved through December 31, 2021	Approved through December 31, 2021
Managed Care-Pass-Through Payment	Approved through December 31, 2020	Approved through September 30, 2017; Paid in advance of approval through September 30, 2019
Managed Care-Directed Payment	Approved through December 31, 2020	Approved through September 30, 2019; Paid through December 31, 2018

In connection with the existing program, included in our financial results was approximately $63 million during 2020, $29 million during 2019 and $25 million during 2018. Our financial results for the year ended December 31, 2020 include a $28 million favorable adjustment, as discussed below, of which $11 million relates to 2020 and $17 million relates to prior years. We estimate that our reimbursements pursuant to this program will approximate $43 million during the year ended December 31, 2021. The aggregate impact of the California supplemental payment program, as outlined above, is included in the above State Medicaid Supplemental Payment Program table.

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

Kentucky Hospital Rate Increase Program (“HRIP”):

In January, 2021, CMS approved the Medicaid Managed Care Hospital Rate Increase Program (“HRIP”) for state fiscal year 2021 (covering the period of July 1, 2020 to June 30, 2021). The CMS approval could increase the program statewide net benefit to eligible Kentucky hospitals to approximately $1.1 billion from the original HRIP CMS-approved pool size of $86 million.  The increased HRIP payments are contingent on various actions occurring including the enactment of legislative authority to permit the payment of the increased HRIP pool size as well as certification of the new HRIP rates by the state actuaries and related CMS approval of the rates.  Although we are unable to estimate the amount of the program change, given the material increase in the overall pool size, the program change could have a favorable impact on our operating results and would be retroactive to July 1, 2020.

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
•

The Legislation (as amended by subsequent federal legislation) requires annual aggregate reductions in federal DSH funding from federal fiscal year (“FFY”) 2024 through FFY 2027. The aggregate annual reduction amounts are $8.0 billion for FFY 2024 through FFY 2027.  In December, 2019, federal legislation was enacted which delays the reduction in the Medicaid DSH allotment through May 22, 2020 and then subsequent federal legislation in March, 2020 delayed the reduction through November 30, 2020. H.R. 8319 Continuing Resolution further delayed these Medicaid DSH reductions through December 11, 2020. The Consolidated Appropriation Act, 2021 (H.R. 133) and other intervening legislation further delayed the Medicaid DSH reductions through FFY 2023.

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

Bundled Payments for Care Improvement Advanced:

The Center for Medicare & Medicaid Innovation (“CMMI”) implemented a new, second generation voluntary episode payment model, Bundled Payments for Care Improvement Advanced (“BPCI-Advanced” or the “Program”), with the first performance period beginning October 1, 2018. BPCI-Advanced is designed to test a new iteration of bundled payments with an aim to align incentives among participating health care providers to reduce expenditures and improve quality of care for traditional Medicare beneficiaries.

During the fourth quarter of 2020, CMS restructured the FY2021 to FY2023 program and required participants to select from eight Clinical Episode Service Line Groups instead of individual clinical episodes. CMS also announced that the now voluntary program would become mandatory in 2024.

For our hospitals that participated in the program, the CMS BPCI-A reconciliation for the period October 1, 2018 through June 30, 2020 did not have a material impact on our financial results.

The ultimate success and financial impact of the BPCI-Advanced program is contingent on multiple variables so we are unable to estimate the future impact. However, given the breadth and scope of participation of our acute care hospitals in BPCI-Advanced, the impact could be significant (either favorably or unfavorably) depending on actual program results.

2019 Novel Coronavirus Disease Medicare and Medicaid Payment Related Legislation

In response to the growing threat of the 2019 Novel Coronavirus Disease (“COVID-19”), on March 13, 2020 President Trump declared a national emergency. The declaration empowered the HHS Secretary to waive certain Medicare, Medicaid and Children’s Health Insurance Program (“CHIP”) program requirements and Medicare conditions of participation under Section 1135 of the Social Security Act. Having been granted this authority by HHS, CMS issued a broad range of blanket waivers, which eased certain requirements for impacted providers, including:

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

•

The HHS Secretary renewed the public health emergency (“PHE”) effective January 21, 2021 for ninety (90) days.  As a result, states would be eligible for the enhanced FMAP through the third quarter of federal fiscal year 2021 should the PHE not be rescinded by the Secretary before the end of the ninety day period.

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
o

The new program will also reimburse hospitals at Medicare rates for uncompensated COVID-19 care for the uninsured (we have received approximately $22 million as of December 31, 2020 in connection with this program).

o	Grants to eligible recipients will be made in multiple tranches by HHS.
•

As of December 31, 2020, we have received approximately $417 million of funds from various governmental stimulus programs, most notably the PHSSEF as provided by the CARES Act. Our operating results for the year ended December 31, 2020 include the recognition of $413 million in PHSSEF grant income pursuant to meeting the applicable the terms and conditions of the various distribution programs as of December 31, 2020. The Consolidated Appropriations Act, 2021 (H.R. 133) enacted on December 27, 2020 includes language that provides specific instructions on: (1) the redistribution of PHSSEF grant payments by a parent company among its subsidiaries, and; (2) the calculation of lost revenue in a PHSSEF grant entitlement determination. The HHS terms and conditions for all grant recipients and specific fund distributions are located at https://www.hhs.gov/coronavirus/cares-act-provider-relief-fund/for-providers/index.html

Additional CARES Act grants amounting to $187 million were received in January, 2021. There was no impact on results of operations for the year ended December 31, 2020 in connection with receipt of these funds.

•

HHS expects providers will only use Provider Relief Fund (i.e., “PHSSEF”) payments for as long as they have healthcare related expenses or lost revenue attributable to COVID-19, they are not reimbursed from other sources and other sources were not obligated to reimburse them. All Provider Relief Fund payments must be expended by no later than June 30, 2021.  If providers have leftover Provider Relief Fund money that they cannot expend on permissible expenses or losses, then they will return this money to HHS.  We are unable to predict if any funds received will ultimately need to be returned to HHS.

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
•

Suspension of the 2% Medicare sequestration offset for Medicare services provided from May 1, 2020 through December 31, 2020 and extended to March 31, 2021 by subsequent legislation (see H.R. 133 below).

•	We estimate that this provision had a favorable impact of $30 million during 2020.

•	Medicare add-on for inpatient hospital COVID-19 patients.
•

Increases the payment that would otherwise be made to a hospital for treating a Medicare patient admitted with COVID-19 by twenty percent (20%) for the duration of the COVID-19 public health emergency.

•

As of December 31, 2020, we estimate that additional payments under this provision were approximately $16 million.  These payments offset the increased expenses associated with the treatment of Medicare COVID-19 patients.

•	Expansion of the Medicare Accelerated and Advance Payment Program (“MAAPP”).
•

As of December 31, 2020, we have received approximately $695 million under MAAPP. As a result of H.R. 8319 Continuing Resolution enacted into law on October 1, 2020, hospitals that receive funds under this program are subject to the following repayment terms.

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
•

Establishes a $150 billion Coronavirus Relief Fund.  The Secretary of Treasury is authorized to make payments for COVID-19 response efforts to states, tribal governments and local governments with populations of 500,000 or more.  We are unable to predict whether any portion of this this state and local funding will ultimately be paid to our hospitals impacted by COVID-19. Please see COVID-19 State and Local Grant Programs below for additional disclosure.

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

•	Consolidated Appropriations Act, 2021 (H.R. 133) (12/27/2020)

The legislation includes the following highlighted provisions:

•	$22.4 billion for testing, contract tracing, and other activities necessary to effectively monitor and suppress COVID-19.
•

$3 billion in additional grants for hospital and health care providers to be reimbursed for health care related expenses or lost revenue directly attributable to the public health emergency resulting from coronavirus, along with direction to allocate not less than 85% of unobligated funding in the Provider Relief Fund through an application-based portal to reimburse health care providers based on “financial losses and changes in operating expenses” occurring in the third and fourth quarters of calendar year 2020, or the first quarter of calendar year 2021.

•	Provides for a one-time, one-year increase in the Medicare physician fee schedule of 3.75%.
•	Further suspends the 2% sequestration cuts for an additional three months (through March 31, 2021).
•	Eliminates Medicaid Disproportionate Share Hospital (“DSH”) payment reduction for FYs 2021, 2022 and 2023, adding DSH reductions for FYs 2026 and 2027.
•	Redefines the hospital-specific Medicaid DSH limit to generally exclude dual eligible patients from the hospital-specific DSH limit calculation beginning with FY 2022.

COVID-19 State and Local Grant Programs

We have pursued available COVID-19 related state and local grant funding opportunities where available. State and local grants received as of December 31, 2020 include an aggregate of approximately $13 million received in connection with certain of our hospitals located in Washington, D.C., Massachusetts and California. We are unable to predict the aggregate amount of state and local grant opportunities that we will ultimately secure.

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

Other Operating Results

Interest Expense

Reflected below are the components of our interest expense which amounted to $106 million during 2020, $163 million during 2019 and $155 million during 2018 (amounts in thousands):

	2020	2019	2018
Revolving credit & demand notes (a.)	$2,248	$3,066	$12,240
$300 million, 3.75% Senior Notes due 2019 (b.)	—	—	10,156
$700 million, 4.75% Senior Notes due 2022 (c.)	23,932	32,280	32,280
$400 million, 5.00% Senior Notes due 2026 (d.)	20,000	20,000	20,000
$800 million, 2.65% Senior Notes due 2030 (e.)	5,849	—	—
Term loan facility A (a.)	38,467	73,005	63,021
Term loan facility B (a.)	11,892	20,274	3,511
Accounts receivable securitization program (f.)	3,752	12,471	11,785
Subtotal-revolving credit, demand notes, Senior Notes, term loan facility and accounts receivable securitization program	106,140	161,096	152,993
Interest rate swap (income)/expense, net	—	(3,400)	(6,726)
Amortization of financing fees	4,938	5,118	9,143
Other combined interest expense	2,268	3,754	3,343
Capitalized interest on major projects	(4,257)	(3,366)	(2,266)
Interest income	(2,804)	(469)	(1,531)
Interest expense, net	$106,285	$162,733	$154,956
(a.)

In October, 2018, we entered into a sixth amendment to our credit agreement dated November 15, 2010 to, among other things: (i) increase the aggregate amount of the revolving commitments by $200 million to $1 billion; (ii) increase the aggregate amount of the term loan facility A by approximately $290 million to $2 billion, and; (iii) extend the maturity date of the credit agreement from August 7, 2019 to October 23, 2023. On October 31, 2018, we added a seven-year, Tranche B term loan facility in the aggregate amount of $500 million pursuant to our credit agreement.  The Trance B term loan matures on October 31, 2025.

The credit agreement, as amended in October, 2018, consists of: (i) an $1 billion revolving credit facility with no outstanding borrowings as of December 31, 2020; (ii) a term loan A facility with $1.9 billion of outstanding borrowings as of December 31, 2020, and; (iii) a term loan B facility with $490 million of outstanding borrowings as of December 31, 2020.

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

(f.)

In April, 2018, we amended our accounts receivable securitization program, which was scheduled to expire in December, 2018.  Pursuant to the amendment, the term has been extended through April 26, 2021, and the borrowing limit has been increased to $450 million from $440 million.  As of December 31, 2020, we had $225 million of borrowings outstanding pursuant to this program.

Interest expense decreased $56 million during 2020 to $106 million as compared to $163 million during 2019.  The decrease was due primarily to a net $55 million decrease in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan A and B facilities and accounts receivable securitization program resulting from a decrease in our aggregate average cost of borrowings pursuant to these facilities (2.8% during 2020 and 4.0% during 2019), as well as a decrease in the aggregate average outstanding borrowings ($3.70 billion during 2020 and $3.99 billion during 2019).

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

The average effective interest rate, including amortization of deferred financing costs, original issue discount and designated interest rate swap expense/income, on borrowings outstanding under our revolving credit, demand notes, senior notes, term loan A and B facilities and accounts receivable securitization program, which amounted to approximately $3.7 billion during 2020 and $4.0 billion during each of 2019 and 2018, were 3.0% during 2020, 4.0% during 2019 and 3.8% during 2018.

Costs Related to Early Extinguishment of Debt

In connection with financing transactions completed during 2020 and 2018, our results of operations for each year include pre-tax charges of $1 million in 2020 and $4 million in 2018, incurred for the costs related to the extinguishment of debt. These charges, which were included in other operating expenses, consisted of the following: (ii) during 2020, write-off of deferred charges ($3 million), partially offset by the recording of the unamortized bond premium ($2 million), related to the above-mentioned redemption, in September, 2020, of the $700 million aggregate principal amount of our previously outstanding 4.75% senior secured notes that were scheduled to mature in 2022, and; (ii) during 2018, write-off of deferred charges ($3 million) as well as the make-whole premium paid ($1 million) on the early redemption of the $300 million, 3.75% senior notes which were scheduled to mature in 2019.

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

Provision for Income Taxes and Effective Tax Rates

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for each of the years ended December 31, 2020, 2019 and 2018 (dollar amounts in thousands):

	2020	2019	2018
Provision for income taxes	$299,293	$238,794	$236,642
Income before income taxes	1,252,083	1,066,337	1,034,525
Effective tax rate	23.9%	22.4%	22.9%

The provision for income taxes increased $60 million and the effective tax rate increased 1.5% during 2020, as compared to 2019, due primarily to: (i) the income tax provision recorded in connection with the $186 million increase in pre-tax income, as discussed above in Results of Operations; (ii) a $20 million increase in the provision for income taxes recorded in connection with our adoption of ASU 2016-09 which increased our provision for income taxes by approximately $7 million during 2020, as compared to a decrease of approximately $12 million during 2019; partially offset by; (iii) a $6 million decrease in the provision for income taxes due the 2019 recording of the non-deductible portion of the net federal and state income taxes due on the settlement finalized in July, 2020 with the Department of Justice, Civil Division.

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

Liquidity

Year ended December 31, 2020 as compared to December 31, 2019:

Net cash provided by operating activities

Net cash provided by operating activities was $2.360 billion during 2020 as compared to $1.438 billion during 2019. The net increase of $922 million was primarily attributable to the following:

•	a favorable change of $699 million resulting primarily from the $695 million of Medicare accelerated payments received during 2020;
•	a favorable change of $176 million due to the 2020 payment deferral of the employer’s share of Social Security taxes, as provided for by the CARES Act;
•

an unfavorable change of $104 million in accounts receivable due, in part, to the coding and billing delays experienced during the fourth quarter of 2020 resulting from the information technology incident discussed herein;

•

a favorable change of $55 million resulting from an increase in net income plus/minus depreciation and amortization expense, stock-based compensation, provision for asset impairment, net gains/losses on sales of assets and businesses and costs related to extinguishment of debt;

•	a favorable change of $38 million in accrued insurance expense, net of commercial premiums paid;
•	a favorable change of $35 million in accrued and deferred income taxes, and;
•	$23 million of other combined net favorable changes.

Days sales outstanding (“DSO”):  Our DSO are calculated by dividing our net revenue by the number of days in the year. The result is divided into the accounts receivable balance at the end of the year. Our DSO were 55 days at December 31, 2020, 50 days at December 31, 2019 and 51 days at December 31, 2018.

Net cash used in investing activities

Net cash used in investing activities was $803 million during 2020 and $688 million during 2019.

     2020:

The $803 million of net cash used in investing activities during 2020 consisted of:

•	$731 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;

•	$52 million spent to acquire businesses and property, consisting primarily of the real estate assets of an acute care hospital located in Las Vegas, Nevada;

•	$22 million spent in connection with net cash outflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates;

•	$8 million of proceeds received from sales of assets and businesses;

•	$3 million spent on the purchase and implementation of information technology applications, and;

•	$3 million spent to fund investments in various joint-ventures;

     2019:

The $688 million of net cash used in investing activities during 2019 consisted of:

•	$634 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;

•	$21 million spent on the purchase and implementation of information technology applications;

•	$20 million spent in connection with net cash outflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates;

•	$15 million spent to fund investments in various joint-ventures;

•	$9 million of proceeds received from sales of assets and businesses, and;

•	$8 million spent to acquire businesses and property.

Net cash used in financing activities

Net cash used in financing activities was $385 million during 2020 and $845 million during 2019.

2020:

The $385 million of net cash used in financing activities during 2020 consisted of the following:

•

spent $963 million on net repayment of debt as follows: (i) $700 million to redeem our previously outstanding 4.75% senior secured notes which were scheduled to mature in 2022; (ii) $175 million related to our accounts receivable securitization program; (iii) $50 million related to our term loan A facility; (iv) $31 million related to our short-term, on-demand credit facility; (v) $5 million related to our term loan B facility, and; (vi) $2 million related to other debt facilities;

•

generated $802 million of proceeds related to new borrowings as follows: (i) $798 million of proceeds (net of discount) received in connection with the issuance in September, 2020, of the $800 million, 2.65% senior secured notes which are scheduled to mature in 2030, and; (ii) $4 million related to other debt facilities.

•

spent $207 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our $2.7 billion stock repurchase program, which was suspended in April, 2020 for the remainder of 2020 as a result of the COVID-19 pandemic ($197 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($10 million);

•	spent $20 million to pay profit distributions related to noncontrolling interests in majority owned businesses;
•	received $18 million in capital contributions from minority members in majority owned businesses;
•	spent $17 million to pay a cash dividend of $.20 per share during the first quarter of 2020 (quarterly dividends were suspended during the remainder of 2020 as a result of the COVID-19 pandemic);
•	generated $12 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans, and;
•	spent $10 million to pay financing costs incurred in connection with the $800 million, 2.65% senior secured notes which were issued during the third quarter of 2020.

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

•	spent $53 million to pay quarterly cash dividends of $.20 per share in each of September and December of 2019 and $.10 per share in each of March and June of 2019;
•	spent $16 million to pay profit distributions related to noncontrolling interests in majority owned businesses;
•	generated $11 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans, and;
•	received $1 million in capital contributions from minority members in majority owned businesses.

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

Net cash used in investing activities

Net cash used in investing activities was $688 million during 2019 and $747 million during 2018.  The factors contributing to the $688 million of net cash used in investing activities during 2019 are detailed above.

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

Net cash used in financing activities

Net cash used in financing activities was $845 million during 2019 and $492 million during 2018. The factors contributing to the $845 million of net cash used in financing activities during 2019 are detailed above.

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

2021 Expected Capital Expenditures:

During 2021, we expect to spend approximately $850 million to $1.0 billion on capital expenditures which includes expenditures for capital equipment, construction of new facilities, and renovations and expansions at existing hospitals. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources:

Cash and Cash Equivalents

As of December 31, 2020, we had approximately $1.22 billion of cash and cash equivalents consisting primarily of short-term cash accounts on which interest is being earned at various annual rates ranging from 0.20% to 0.25%.

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

The Sixth Amendment to the Senior Credit Agreement, among other things: (i) increased the aggregate amount of the revolving credit facility to $1 billion (increase of $200 million over the $800 million previous commitment); (ii) increased the aggregate amount of the tranche A term loan commitments to $2 billion (increase of approximately $290 million over the $1.71 billion of outstanding borrowings prior to the amendment), and; (iii) extended the maturity date of the revolving credit and tranche A term loan facilities to October 23, 2023 from August 7, 2019.

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

As of December 31, 2020, we had no borrowings outstanding pursuant to our $1 billion revolving credit facility and we had $997 million of available borrowing capacity net of $3 million of outstanding letters of credit.

Pursuant to the terms of the Sixth Amendment, the tranche A term loan, which had $1.900 billion of borrowings outstanding as of December 31, 2020, provided for eight installment payments of $12.5 million per quarter which commenced in March of 2019 and continued through December of 2020. Payments of $25 million per quarter are scheduled, commencing in March of 2021 until maturity in October of 2023, when all outstanding amounts will be due.

The tranche B term loan, which had $490 million of borrowings outstanding as of December 31, 2020, provides for installment payments of $1.25 million per quarter, which commenced on March 31, 2019 and are scheduled to continue until maturity in October of 2025, when all outstanding amounts will be due.

Borrowings under the Senior Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.375% to 0.625% for revolving credit and term loan A borrowings and 0.75% for tranche B borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.375% to 1.625% for revolving credit and term loan A borrowings and 1.75% for the tranche B term loan. As of December 31, 2020, the applicable margins were 0.375% for ABR-based loans and 1.375% for LIBOR-based loans under the revolving credit and term loan A facilities.  The revolving credit facility includes a $125 million sub-limit for letters of credit. The Senior Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Senior Credit Agreement includes a material adverse change clause that must be represented at each draw. The Senior Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We are in compliance with all required covenants as of December 31, 2020 and December 31, 2019.

In April, 2018, we entered into the sixth amendment to our accounts receivable securitization program (“Securitization”) dated as of October 27, 2010 with a group of conduit lenders, liquidity banks, and PNC Bank, National Association, as administrative agent, which provides for borrowings outstanding from time to time by certain of our subsidiaries in exchange for undivided security interests in their respective accounts receivable. The sixth amendment, among other things, extended the term of the Securitization program through April 26, 2021 and increased the borrowing capacity to $450 million (from $440 million previously). In July, 2020, we entered into the seventh amendment to the Securitization which temporarily waived the minimum borrowing requirement through September 30, 2020. Pursuant to the terms of our Securitization program, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At December 31, 2020, we had $225 million of outstanding borrowings pursuant to the terms of the Securitization (which are included in current maturities of long-term debt at December 31, 2020) and $225 million of available borrowing capacity.

As of December 31, 2020, we had combined aggregate principal of $1.2 billion from the following senior secured notes:

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

The 2030 Notes are guaranteed (the “Guarantees”) on a senior secured basis by all of our existing and future direct and indirect subsidiaries (the “Subsidiary Guarantors”) that guarantee our Senior Credit Agreement, dated as of November 15, 2010, as amended, restated or supplemented from time to time, or other first lien obligations or any junior lien obligations.  The 2030 Notes and the Guarantees are secured by first-priority liens, subject to permitted liens, on certain of the Company’s and the Subsidiary Guarantors’ assets now owned or acquired in the future by the Company or the Subsidiary Guarantors (other than real property, accounts receivable sold pursuant to the Company’s Existing Receivables Facility (as defined in the Indenture pursuant to which the 2030 Notes were issued (the “Indenture”)), and certain other excluded assets). The Company’s obligations with respect to the 2030 Notes, the obligations of the Subsidiary Guarantors under the Guarantees, and the performance of all of the Company’s and the Subsidiary Guarantors’ other obligations under the Indenture are secured equally and ratably with the Company’s and the Subsidiary Guarantors’ obligations under the Senior Credit Agreement and  the Company’s 2026 Notes by a perfected first-priority security interest, subject to permitted liens, in the collateral owned by the Company and its Subsidiary Guarantors, whether now owned or hereafter acquired. However, the liens on the collateral securing the 2030 Notes and the Guarantees will be released if: (i) the 2030 Notes have investment grade ratings; (ii) no default has occurred and is continuing, and; (iii) the liens on the collateral securing all first lien obligations (including the Senior Credit Agreement and the 2026 Notes) and any junior lien obligations are released or the collateral under the Senior Credit Agreement, any other first lien obligations and any junior lien obligations is released or no longer required to be pledged. The liens on any collateral securing the 2030 Notes and the Guarantees will also be released if the liens on that collateral securing the Senior Credit Agreement, other first lien obligations and any junior lien obligations are released.

In connection with the issuance of the 2030 Notes, the Company, the Subsidiary Guarantors and the representatives of the several initial purchasers, entered into a Registration Rights Agreement (the “Registration Rights Agreement”), whereby the Company and the Subsidiary Guarantors have agreed, at their expense, to use commercially reasonable best efforts to: (i) cause to be filed a registration statement enabling the holders to exchange the 2030 Notes and the Guarantees for registered senior secured notes issued by the Company and guaranteed by the then Subsidiary Guarantors under the Indenture (the “Exchange Securities”), containing terms identical to those of the 2030 Notes (except that the Exchange Securities will not be subject to restrictions on transfer or to any increase in annual interest rate for failure to comply with the Registration Rights Agreement); (ii) cause the registration statement to become effective; (iii) complete the exchange offer not later than 60 days after such effective date and in any event on or prior to a target registration date of March 21, 2023, and; (iv) file a shelf registration statement for the resale of the 2030 Notes if the exchange offer cannot be effected within the time periods listed above. The interest rate on the 2030 Notes will increase and additional interest thereon will be payable if the Company does not comply with its obligations under the Registration Rights Agreement.

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

At December 31, 2020, the carrying value and fair value of our debt were each approximately $3.9 billion. At December 31, 2019, the carrying value and fair value of our debt were each approximately $4.0 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was approximately 38% at December 31, 2020 and 42% at December 31, 2019.

We expect to finance all capital expenditures and acquisitions and pay dividends and potentially repurchase shares of our common stock utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing revolving credit facility, which has $997 million of availably borrowing capacity as of December 31, 2020, or through refinancing the existing Senior Credit Agreement; (ii) the issuance of other long-term debt, and/or; (iii) the issuance of equity. We believe that our operating cash flows, cash and cash equivalents, as well as access to the capital markets, provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months, including the repayment or refinancing of our above-mentioned Securitization which is scheduled to mature in April, 2021. However, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2020 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $158 million consisting of: (i) $149 million related to our self-insurance programs, and; (ii) $9 million of other debt and public utility guarantees.

Obligations under operating leases for real property, real property master leases and equipment amount to $442 million as of December 31, 2020. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income. We sublease space in these buildings and any amounts received from these subleases are offset against the expense. In addition, we lease four hospital facilities from Universal Health Realty Trust (the “Trust”) with two hospital terms expiring in 2021, one in 2026, and one (which commenced in December, 2020) in 2040. These leases contain various 5-year renewal options. We also lease two free-standing emergency departments and space in certain medical office buildings which are owned by the Trust.  In addition, we lease the real property of certain other facilities from non-related parties as indicated in Item 2. Properties, as included herein.

The following represents the scheduled maturities of our contractual obligations as of December 31, 2020:

	Payments Due by Period (dollars in thousands)
		Less than	2-3	4-5	After
	Total	1 year	years	years	5 years
Long-term debt obligations (a)	$3,856,251	$331,998	$1,812,666	$476,926	$1,234,661
Estimated future interest payments on debt outstanding as of December 31, 2020 (b)	517,912	94,142	162,442	107,847	153,481
Construction commitments (c)	94,525	66,439	28,086	0	0
Purchase and other obligations (d)	348,907	55,002	120,386	55,714	117,805
Operating leases (e)	442,368	72,722	118,581	87,963	163,102
Estimated future payments for defined benefit pension plan, and other retirement plan (f)	180,517	17,577	16,045	18,567	128,328
Health and dental unpaid claims (g)	90,639	90,639	0	0	0
Total contractual cash obligations	$5,531,119	$728,519	$2,258,206	$747,017	$1,797,377

(a)	Reflects borrowings outstanding, after unamortized financing costs, as of December 31, 2020 as discussed in Note 4 to the Consolidated Financial Statements.

(b)

Assumes that all debt outstanding as of December 31, 2020, including borrowings under our Credit Agreement and accounts receivable securitization program, remain outstanding until the final maturity of the debt agreements at the same interest rates (some of which are floating) which were in effect as of December 31, 2020. We have the right to repay borrowings upon short notice and without penalty, pursuant to the terms of the Credit Agreement and accounts receivable securitization program.

(c)

Our share of the remaining estimated construction cost of five behavioral health care facilities that are under construction and scheduled to be completed at various times in 2021, 2022 and 2023. We are required to build these facilities pursuant to joint-venture agreements with third parties. In addition, we had various other projects under construction as of December 31, 2020. Because we can terminate substantially all of the construction contracts related to the various other projects at any time without paying a termination fee, these costs are excluded from the table above.

(d)

Consists of: (i) $27 million related to long-term contracts with third-parties consisting primarily of certain revenue cycle data processing services for our acute care facilities; (ii) $218 million related to the future expected costs to be paid to a third-party vendor in connection with the ongoing operation of an electronic health records application and purchase and implementation of a revenue cycle and other applications for our acute care facilities; (iii) and $29 million for other software applications, and; (iv) $75 million in healthcare infrastructure in Washington D.C. in connection with various agreements with the District of Columbia, as discussed below.

(e)

Reflects our future minimum operating lease payment obligations related to our operating lease agreements outstanding as of December 31, 2020 as discussed in Note 7 to the Consolidated Financial Statements. Some of the lease agreements provide us with the option to renew the lease and our future lease obligations would change if we exercised these renewal options. In connection with these operating lease commitments, our consolidated balance sheet as of December 31, 2020 includes right of use assets amounting to $337 million and aggregate operating lease liabilities of $338 million ($60 million included in current liabilities and $278 million included in noncurrent liabilities).

(f)

Consists of $159 million of estimated future payments related to our non-contributory, defined benefit pension plan (estimated through 2078), as disclosed in Note 8 to the Consolidated Financial Statements, and $22 million of estimated future payments related to other retirement plan liabilities ($18 million of liabilities recorded in other non-current liabilities as of December 31, 2020 in connection with these retirement plans).

(g)	Consists of accrued and unpaid estimated claims expense incurred in connection with our commercial health insurers and self-insured employee benefit plans.

As of December 31, 2020, the total accrual for our professional and general liability claims was $264 million, of which $74 million is included in other current liabilities and $190 million is included in other non-current liabilities. We exclude the $264 million for professional and general liability claims from the contractual obligations table because there are no significant contractual obligations associated with these liabilities and because of the uncertainty of the dollar amounts to be ultimately paid as well as the timing of such payments. Please see Self-Insured/Other Insurance Risks above for additional disclosure related to our professional and general liability claims and reserves.

During 2020, we entered into a various agreements with the District of Columbia (the “District”) related to the development, leasing and operation of an acute care hospital and certain other facilities/structures on land owned by the District (“District Facilities”).  The agreements contemplate that we will serve as manager for development and construction of the District Facilities on behalf of the District, with a projected aggregate cost of approximately $375 million which will be entirely funded by the District. Construction of the District Facilities is expected to be completed by 2024. Upon completion of the District Facilities, we will lease the District Facilities for a nominal rental amount for a period of 75 years and are obligated to operate the District Facilities during the lease term. We have certain lease termination rights in connection with the District Facilities beginning on the tenth anniversary of the lease commencement date for various and decreasing amounts as provided for in the agreements. Additionally, any time after the 10th anniversary of the lease term, we have a right to purchase the District Facilities for a price equal to the greater of fair market value of the District Facilities or the amount necessary to defease the bonds issued by the District to fund the construction of the District Facilities. The lease agreement also entitles the District to participation rent should certain specified earnings before interest, taxes, depreciation and amortization thresholds be achieved by the acute care hospital. Additionally, we have committed to expend no less than $75 million, over a projected 13-year period, in healthcare infrastructure including expenditures related to the District Facilities as well as other healthcare related expenditures in certain specified areas of Washington, D.C. This financial commitment is included in “Purchase and other obligations” as reflected on the contractual obligations table above.  Pursuant to the agreements, the District is entitled to certain termination fees and other amounts as specified in the agreements in the event we, within certain specified periods of time, cease to operate the acute care hospital or there is a transfer of control of us or our subsidiary operating the hospital.

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

The table below presents information about our long-term financial instruments that are sensitive to changes in interest rates as of December 31, 2020. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by contractual maturity dates.

Maturity Date, Fiscal Year Ending December 31

(dollar amounts in thousands)

	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt:
Fixed rate:
Debt	$2,081	$2,587	$2,918	$3,284	$2,371	$1,234,661	$1,247,902
Average interest rates	3.7%	3.6%	3.6%	3.6%	3.6%	3.2%	3.6%
Variable rate:
Debt	$329,917	$105,000	1,702,161	5,000	466,271	0	$2,608,349
Average interest rates	1.6%	1.6%	1.6%	1.9%	1.9%	0.0%	1.7%

As calculated based upon our variable rate debt outstanding as of December 31, 2020 that is subject to interest rate fluctuations, each 1% change in interest rates would impact our pre-tax income by approximately $26 million.

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

As of December 31, 2020, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934, as amended, and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2020, based on criteria in Internal Control—Integrated Framework (2013), issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in its report which appears herein.

ITEM 9B	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020. See also “Executive Officers of the Registrant” appearing in Item 1 hereof.

ITEM 11.	Executive Compensation

There is hereby incorporated by reference the information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020.

ITEM 14.	Principal Accountant Fees and Services.

There is hereby incorporated by reference the information to appear under the caption “Relationship with Independent Auditors” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020.

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

4.3	Description of Securities of the Registrant previously filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference.

4.4

Indenture, dated as of September 21, 2020, by and among the Company, the Subsidiary Guarantors party thereto, MUFG Union Bank, N.A., as trustee, and JPMorgan Chase Bank, N.A., as collateral agent., previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 21, 2020, is incorporated herein by reference.

4.5

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

4.6

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

10.1

Agreement, dated December 2, 2020, to renew Advisory Agreement dated as of December 24, 1986, and amended and restated effective as of January 1, 2019 between Universal Health Realty Income Trust and UHS of Delaware, Inc.

10.2

Agreement, dated as of December 4, 2019, to renew Advisory Agreement, dated as of December 24, 1986, and amended and restated effective as of January 1, 2019 between Universal Health Realty Income Trust and UHS of Delaware, Inc., previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.

10.3

Form of Leases, including Form of Master Lease Document for Leases, between certain subsidiaries of the Company and Universal Health Realty Income Trust, filed as Exhibit 10.3 to Amendment No. 3 of the Registration Statement on Form S-11 and Form S-2 of Registrant and Universal Health Realty Income Trust (Registration No. 33-7872), is incorporated herein by reference (P).

No.	Description

10.4

Corporate Guaranty of Obligations of Subsidiaries Pursuant to Leases and Contract of Acquisition, dated December 24, 1986, issued by the Company in favor of Universal Health Realty Income Trust, previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference (P).

10.5

Universal Health Services, Inc. Executive Retirement Income Plan dated January 1, 1993, previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.6

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

No.	Description
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

No.	Description
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

10.41

Universal Health Services, Inc. 2020 Omnibus Stock and Incentive Plan, previously filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-238880) dated June 2, 2020, is incorporated herein by reference.

10.42

Form of Stock Option Award Agreement under the Universal Health Services, Inc. 2020 Omnibus Stock and Incentive Plan, previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2020, is incorporated herein by reference.

No.	Description

10.43

Form of Restricted Stock Award Agreement under the Universal Health Services, Inc. 2020 Omnibus Stock and Incentive Plan, previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2020, is incorporated herein by reference.

10.44

Form of Restricted Stock Unit Award Agreement under the Universal Health Services, Inc. 2020 Omnibus Stock and Incentive Plan, previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2020, is incorporated herein by reference.

10.45

Settlement Agreement among: (i) the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General (OIG-HHS) of the Department of Health and Human Services (HHS); the Defense Health Agency (DHA), acting on behalf of the TRICARE Program; the Office of Personnel Management (OPM), which administers the Federal Employees Health Benefits Program (FEHBP); and the United States Department of Veteran Affairs (VA) (collectively, the United States); (ii) Universal Health Services, Inc. (“UHS, Inc.”) and UHS of Delaware, Inc. (“UHS of Delaware, Inc.”), acting on behalf of the entities listed on Exhibits A and B, (collectively the “Defendants” or “UHS”); and (iii) various individuals (collectively, the “Relators”), previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 10, 2020, is incorporated herein by reference.

10.46

Form of Settlement Agreement between various states and Universal Health Services, Inc. and UHS of Delaware, Inc., acting on behalf of the entities listed on Exhibits A and B, previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 10, 2020, is incorporated herein by reference.

10.47

Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Universal Health Services, Inc. and UHS of Delaware, Inc., previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 10, 2020, is incorporated herein by reference.

10.48*

Employment Agreement between Universal Health Services, Inc. and Marc D. Miller dated as of December 23, 2020, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 23, 2020, is incorporated herein by reference.

10.49*

Employment Agreement between Universal Health Services, Inc. and Alan B. Miller dated as of December 23, 2020, previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 23, 2020, is incorporated herein by reference.

11	Statement regarding computation of per share earnings is set forth in Note 1 of the Notes to the Consolidated Financial Statements.

21	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm-PricewaterhouseCoopers LLP.

31.1	Certification from the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.

31.2	Certification from the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.

32.1	Certification from the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification from the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

No.	Description
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

UNIVERSAL HEALTH SERVICES, INC.

By:	/s/ MARC D. MILLER
Marc D. Miller Chief Executive Officer

February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ALAN B. MILLER Alan B. Miller	Executive Chairman of the Board	February 25, 2021

/s/ MARC D. MILLER Marc D. Miller	Director, Chief Executive Officer and President (Principal Executive Officer)	February 25, 2021

/s/ LAWRENCE S. GIBBS Lawrence S. Gibbs	Director	February 25, 2021

/s/ EILEEN C. MCDONNELL Eileen C. McDonnell	Director	February 25, 2021

/s/ WARREN J. NIMETZ Warren J. Nimetz	Director	February 25, 2021

/s/ MARIA SINGER Maria Singer	Director	February 25, 2021

/s/ ELLIOTT J. SUSSMAN M.D. Elliot J. Sussman M.D.	Director	February 25, 2021

/s/ STEVE FILTON Steve Filton	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 25, 2021

UNIVERSAL HEALTH SERVICES, INC.

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Universal Health Services, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Universal Health Services, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of accounts receivable

As described in Notes 1, 10 and 12 to the consolidated financial statements, the Company’s Acute Care Hospital Services and Behavioral Health Care Services operating segments report net patient service revenue at the estimated net realizable amounts from patients and third-party payers and others for services rendered. The Company has agreements with third-party payers that provide for payments to the Company at amounts different from established rates. Payment arrangements include rates per discharge, reimbursed costs, discounted charges and per diem payments. Estimates of contractual allowances, which represent explicit price concessions, under managed care plans are based upon the payment terms specified in the related contractual agreements. Management estimates Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. Management monitors the historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to assure that provisions are made using the most accurate information available. In addition to explicit price concessions, management estimates revenue adjustments for implicit price concessions based on general factors such as payer mix, the aging of the receivables and historical collection experience. Management routinely reviews accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectability of the patient accounts and make adjustments to the allowances as warranted. As of December 31, 2020, the net accounts receivable balance was $1.7 billion.

The principal considerations for our determination that performing procedures relating to the valuation of accounts receivable is a critical audit matter are the significant judgment by management in estimating net accounts receivable, specifically as it relates to developing the estimate for explicit and implicit price concessions, which in turn led to significant auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence obtained related to the estimation of price concessions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of accounts receivable, including controls over management’s valuation approach, assumptions and data used to estimate the explicit and implicit price concessions. These procedures also included, among others, (i) testing management’s process for developing the estimate for price concessions, as well as the relevance of the historical billing and collection data as an input to the valuation approach; (ii) testing the accuracy of a sample of revenue transactions and a sample of cash collections from the historical billing data and historical collection data used in management’s estimation of price concessions; (iii) evaluating the historical accuracy of management’s process for developing the estimate of the amount which will ultimately be collected by comparing actual cash collections to the previously recorded net accounts receivable balance; and (iv) for the Acute Care Hospital Services operating segment, developing an independent expectation of the net accounts receivable balance.  Developing an independent expectation involved calculating the percentage of cash collections as compared to the recorded net accounts receivable balance as of the end of the prior year, applying those calculated percentages to the recorded accounts receivable balance as of December 31, 2020, and comparing the calculated balance to management’s estimate of the Acute Care Hospital Services net accounts receivable balance.

 /s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 25, 2021

We have served as the Company’s auditor since 2007.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except per share data)
Net revenues	$11,558,897	$11,378,259	$10,772,278
Operating charges:
Salaries, wages and benefits	5,613,097	5,588,893	5,254,536
Other operating expenses	2,672,762	2,723,911	2,614,687
Supplies expense	1,288,132	1,251,346	1,168,654
Depreciation and amortization	510,493	490,392	453,045
Lease and rental expense	116,059	107,809	106,094
	10,200,543	10,162,351	9,597,016
Income from operations	1,358,354	1,215,908	1,175,262
Interest expense, net	106,285	162,733	154,956
Other (income) expense, net	(14)	(13,162)	(14,219)
Income before income taxes	1,252,083	1,066,337	1,034,525
Provision for income taxes	299,293	238,794	236,642
Net income	952,790	827,543	797,883
Less: Net income attributable to noncontrolling interests	8,837	12,689	18,178
Net income attributable to UHS	$943,953	$814,854	$779,705
Basic earnings per share attributable to UHS	$11.06	$9.16	$8.35
Diluted earnings per share attributable to UHS	$10.99	$9.13	$8.31
Weighted average number of common shares—basic	85,061	88,762	93,276
Add: Other share equivalents	526	278	474
Weighted average number of common shares and equivalents—diluted	85,587	89,040	93,750

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018
	(Dollar amounts in thousands)
Net income	$952,790	$827,543	$797,883
Other comprehensive income (loss):
Unrealized derivative losses on cash flow hedges	0	(3,925)	(2,805)
Minimum pension liability	4,428	8,503	(6,892)
Foreign currency translation adjustment	13,619	27,886	9,718
Other	0	0	4,398
Other comprehensive income before tax	18,047	32,464	4,419
Income tax expense related to items of other comprehensive income	1,820	4,813	8,905
Total other comprehensive income (loss), net of tax	16,227	27,651	(4,486)
Comprehensive income	969,017	855,194	793,397
Less: Comprehensive income attributable to noncontrolling interests	8,837	12,689	18,178
Comprehensive income attributable to UHS	$960,180	$842,505	$775,219

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(Dollar amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,224,490	$61,268
Accounts receivable, net	1,728,928	1,560,847
Supplies	190,417	159,889
Other current assets	138,034	133,930
Total current assets	3,281,869	1,915,934
Property and Equipment
Land	665,000	613,842
Buildings and improvements	6,030,183	5,646,508
Equipment	2,607,692	2,430,463
Property under capital lease	75,611	38,582
	9,378,486	8,729,395
Accumulated depreciation	(4,512,764)	(4,089,679)
	4,865,722	4,639,716
Construction-in-progress	507,402	376,982
	5,373,124	5,016,698
Other assets:
Goodwill	3,882,715	3,869,760
Deferred income taxes	22,689	16,189
Right of use assets-operating leases	336,513	326,518
Deferred charges	4,985	6,373
Other	574,984	516,778
	4,821,886	4,735,618
Total Assets	$13,476,879	$11,668,250
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$331,998	$87,550
Accounts payable	570,523	446,957
Accrued liabilities
Compensation and related benefits	410,165	380,117
Interest	9,458	19,486
Taxes other than income	152,227	71,605
Legal reserves	12,625	144,509
Operating lease liabilities	59,796	56,442
Medicare accelerated payments and deferred CARES Act and other grants	376,151	0
Other	513,673	354,209
Current federal and state income taxes	44,423	2,515
Total current liabilities	2,481,039	1,563,390
Other noncurrent liabilities	458,549	329,932
Medicare accelerated payments and deferred CARES Act noncurrent	322,617	0
Operating lease liabilities noncurrent	278,303	270,076
Long-term debt	3,524,253	3,896,577
Deferred income taxes	5,582	25,071
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	4,569	4,333
Equity:
Class A Common Stock, voting, $.01 par value; authorized 12,000,000 shares: issued and outstanding 6,577,100 shares in 2020 and 6,577,100 shares in 2019	66	66
Class B Common Stock, limited voting, $.01 par value; authorized 150,000,000 shares: issued and outstanding 77,805,530 shares in 2020 and 79,449,349 shares in 2019	778	794
Class C Common Stock, voting, $.01 par value; authorized 1,200,000 shares: issued and outstanding 661,688 shares in 2020 and 661,688 shares in 2019	7	7
Class D Common Stock, limited voting, $.01 par value; authorized 5,000,000 shares: issued and outstanding 18,251 shares in 2020 and 18,491 shares in 2019	0	0
Cumulative dividends	(479,503)	(462,159)
Retained earnings	6,747,678	5,933,504
Accumulated other comprehensive income	48,120	31,893
Universal Health Services, Inc. common stockholders’ equity	6,317,146	5,504,105
Noncontrolling interest	84,821	74,766
Total Equity	6,401,967	5,578,871
Total Liabilities and Stockholders’ Equity	$13,476,879	$11,668,250

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2020, 2019 and 2018

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Years Ended December 31, 2020, 2019 and 2018

(in thousands)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	10	—	—	—	10,930	—	10,940	—	10,940
Repurchased	—	—	(57)	—	—	—	(753,870)	—	(753,927)	—	(753,927)
Restricted share-based compensation expense	—	—	—	—	—	—	8,222	—	8,222	—	8,222
Dividends paid	—	—	—	—	—	(53,003)	—	—	(53,003)	—	(53,003)
Stock option expense	—	—	—	—	—	—	60,106	—	60,106	—	60,106
Distributions to noncontrolling interests	(500)	—	—	—	—	—	—	—	—	(15,359)	(15,359)
Other	—	—	—	—	—	—	—	—	—	1,446	1,446
Comprehensive income:
Net income to UHS / noncontrolling interests	541	—	—	—	—	—	814,854	—	814,854	12,148	827,002
Foreign currency translation adjustments (net of income tax effect of $3,693)	—	—	—	—	—	—	—	24,193	24,193	—	24,193
Unrealized derivative gains on cash flow hedges (net of income tax effect of $928)	—	—	—	—	—	—	—	(2,997)	(2,997)	—	(2,997)
Minimum pension liability (net of income tax effect of $2,048)	—	—	—	—	—	—	—	6,455	6,455	—	6,455
Subtotal - comprehensive income	541	—	—	—	—	—	814,854	27,651	842,505	12,148	854,653
Balance, December 31, 2019	$4,333	$66	$794	$7	$—	$(462,159)	$5,933,504	$31,893	$5,504,105	$74,766	$5,578,871

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Years Ended December 31, 2020, 2019 and 2018

(in thousands)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	4	—	—	—	12,754	—	12,758	—	12,758
Repurchased	—	—	(20)	—	—	—	(206,699)	—	(206,719)	—	(206,719)
Restricted share-based compensation expense	—	—	—	—	—	—	9,505	—	9,505	—	9,505
Dividends paid	—	—	—	—	—	(17,344)	—	—	(17,344)	—	(17,344)
Stock option expense	—	—	—	—	—	—	54,661	—	54,661	—	54,661
Distributions to noncontrolling interests	(500)	—	—	—	—	—	—	—	—	(19,305)	(19,305)
Purchase of ownership interests by minority members	—	—	—	—	—	—	—	—	—	17,959	17,959
Other	—	—	—	—	—	—	—	—	—	3,300	3,300
Comprehensive income:
Net income to UHS / noncontrolling interests	736	—	—	—	—	—	943,953	—	943,953	8,101	952,054
Foreign currency translation adjustments (net of income tax effect of $749)	—	—	—	—	—	—	—	12,870	12,870	—	12,870
Unrealized derivative gains on cash flow hedges (net of income tax effect of $928)	—	—	—	—	—	—	—	—	—	—	—
Minimum pension liability (net of income tax effect of $1,071)	—	—	—	—	—	—	—	3,357	3,357	—	3,357
Subtotal - comprehensive income	736	—	—	—	—	—	943,953	16,227	960,180	8,101	968,281
Balance, December 31, 2020	$4,569	$66	$778	$7	$—	$(479,503)	$6,747,678	$48,120	$6,317,146	$84,821	$6,401,967

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$952,790	$827,543	$797,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	510,493	490,392	453,076
Loss (Gain) on sales of assets and businesses, net of losses	1,957	(7,540)	(2,513)
Stock-based compensation expense	65,837	69,431	66,581
Costs related to extinguishment of debt	1,365	0	2,727
Provision for asset impairment	0	97,631	49,310
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(145,901)	(42,056)	(42,239)
Accrued interest	(10,028)	209	(4,478)
Accrued and deferred income taxes	9,593	(25,194)	(54,052)
Other working capital accounts	124,545	39,664	24,696
Medicare accelerated payments and deferred CARES Act and other grants	698,768	0	0
Other assets and deferred charges	(4,555)	(27,205)	(31,429)
Other	109,167	7,703	(1,536)
Accrued insurance expense, net of commercial premiums paid	159,223	105,672	92,863
Payments made in settlement of self-insurance claims	(113,085)	(97,781)	(76,147)
Net cash provided by operating activities	2,360,169	1,438,469	1,274,742
Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(731,307)	(634,095)	(664,962)
Acquisition of property and businesses	(52,009)	(8,005)	(110,464)
(Outflows) Inflows from foreign exchange contracts that hedge our net U.K. investment	(21,740)	(19,763)	66,151
Proceeds received from sales of assets and businesses	8,168	9,450	13,502
Costs incurred for purchase and implementation of information technology applications	(2,902)	(21,418)	(36,243)
Decrease (Increase) in capital reserves of commercial insurance subsidiary	(100)	0	100
Investment in, and advances to, joint venture and other	(2,672)	(14,579)	(15,331)
Net cash used in investing activities	(802,562)	(688,410)	(747,247)
Cash Flows from Financing Activities:
Reduction of long-term debt	(962,567)	(57,142)	(830,496)
Additional borrowings	801,599	39,220	791,247
Financing costs	(10,300)	0	(13,787)
Repurchase of common shares	(206,719)	(770,504)	(397,425)
Dividends paid	(17,344)	(53,003)	(37,342)
Issuance of common stock	12,318	10,806	10,196
Profit distributions to noncontrolling interests	(19,805)	(15,859)	(14,595)
Purchase of ownership interests by minority member	17,959	1,446	0
Net cash used in financing activities	(384,859)	(845,036)	(492,202)
Effect of exchange rate changes on cash and cash equivalents	739	959	(2,905)
Increase (Decrease) in cash and cash equivalents	1,173,487	(94,018)	32,388
Cash, cash equivalents and restricted cash, beginning of period	105,667	199,685	167,297
Cash, cash equivalents and restricted cash, end of period	$1,279,154	$105,667	$199,685
Supplemental Disclosures of Cash Flow Information:
Interest paid	$112,598	$157,406	$150,293
Income taxes paid, net of refunds	$286,247	$260,622	$293,837
Noncash purchases of property and equipment	$74,854	$63,514	$77,674

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

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our Consolidated Balance Sheets. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we cannot provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our results in 2020, 2019 or 2018. If it were to occur, each 1% adjustment to our estimated net Medicare revenues that are subject to retrospective review and settlement as of December 31, 2020, would change our after-tax net income by approximately $1 million.

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts net revenues in future periods. Although the patient’s ultimate eligibility determination may result in adjustments to net revenues, these adjustments do not have a material impact on our results of operations in 2020, 2019 or 2018 since our facilities make estimates at each financial reporting period to adjust revenue based on historical collections.

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

Uncompensated care (charity care and uninsured discounts):

The following table shows the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the years ended December 31, 2020, 2019 and 2018:

	(dollar amounts in thousands)
	2020		2019		2018
	Amount	%	Amount	%	Amount	%
Charity care	$622,668	28%	$672,326	31%	$761,783	40%
Uninsured discounts	1,578,470	72%	1,511,738	69%	1,132,811	60%
Total uncompensated care	$2,201,138	100%	$2,184,064	100%	$1,894,594	100%

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

	(amounts in thousands)
	2020	2019	2018
Estimated cost of providing charity care	$73,690	$77,886	$94,088
Estimated cost of providing uninsured discounts related care	186,804	175,128	139,913
Estimated cost of providing uncompensated care	$260,494	$253,014	$234,001

Concentration of Revenues: Our six acute care hospitals in the Las Vegas, Nevada market contributed, on a combined basis, 15% in 2020, 16% in 2019 and 15% in 2018 of our consolidated net revenues.

Cash, Cash Equivalents and Restricted Cash:  We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

Cash, cash equivalents, and restricted cash as reported in the consolidated statements of cash flows are presented separately on our consolidated balance sheets as follow:

	(amounts in thousands)
	2020	2019	2018
Cash and cash equivalents	$1,224,490	$61,268	$105,220
Restricted cash (a)	54,664	44,399	94,465
Total cash, cash equivalents and restricted cash	$1,279,154	$105,667	$199,685

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

See Provision for Asset Impairment-Foundations Recovery Network, in Other Assets and Intangible Assets below, for additional disclosure related to a provision for asset impairment recorded during 2019 to reduce the carrying value of real property assets of certain Foundations Recovery Network, L.L.C. facilities.

While in progress, we capitalized interest on major construction projects and the development and implementation of information technology applications amounting to $4.3 million during 2020, $3.4 million during 2019 and $2.3 million during 2018.

Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (twenty to forty years) and equipment (three to fifteen years). Depreciation expense was $478.8 million during 2020, $455.6 million during 2019 and $410.0 million during 2018.

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

Goodwill:  Goodwill is reviewed for impairment at the reporting unit level on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit.  We have designated October 1st as our annual impairment assessment date and performed quantitative impairment assessments as of October 1, 2020 which indicated no impairment of goodwill.  There were also no goodwill impairments during 2019 or 2018. Future changes in the estimates used to conduct the impairment reviews, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill.

Changes in the carrying amount of goodwill for the two years ended December 31, 2020 were as follows (in thousands):

	Acute Care Services	Behavioral Health Services	Total Consolidated
Balance, January 1, 2019	$442,462	$3,402,166	$3,844,628
Goodwill acquired during the period	5,926	0	5,926
Goodwill divested during the period	0	0	0
Adjustments to goodwill (a)	27	19,179	19,206
Balance, December 31, 2019	448,415	3,421,345	3,869,760
Goodwill acquired during the period	127	0	127
Goodwill divested during the period	0	0	0
Adjustments to goodwill (a)	(1,521)	14,349	12,828
Balance, December 31, 2020	$447,021	$3,435,694	$3,882,715

(a)The increases in the Behavioral Health Services’ goodwill consists primarily of foreign currency translation adjustments.

Other Assets and Intangible Assets:  Other assets consist primarily of amounts related to: (i) intangible assets acquired in connection with our acquisitions of Cambian Group, PLC’s adult services’ division during 2015,  Ascend Health Corporation during 2012 and Psychiatric Solutions, Inc. during 2010; (ii) prepaid fees for various software and other applications used by our hospitals; (iii) costs incurred in connection with the purchase and implementation of an electronic health records application for each of our acute care facilities; (iv) statutorily required capital reserves related to our commercial insurance subsidiary ($73 million and $62 million as of December 31, 2020 and 2019, respectively); (v) deposits; (vi) investments in various businesses, including Universal Health Realty Income Trust ($5 million and $6 million as of as of December 31, 2020 and 2019, respectively) and Premier, Inc. ($78 million and $70 million as of December 31, 2020 and 2019, respectively); (vii) the invested assets related to a deferred compensation plan that is held by an independent trustee in a rabbi-trust and that has a related payable included in other noncurrent liabilities, and; (viii) other miscellaneous assets.

Intangible assets are reviewed for impairment on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each asset.  We have designated October 1st as our annual impairment assessment date and performed impairment assessments as of October 1, 2020 which indicated no impairment of other and intangible assets. During 2019 and 2018, we recorded provisions for asset impairments related to Foundations Recovery Network, L.L.C., as discussed below.

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

The following table shows the amounts recorded as net intangible assets for the years ended December 31, 2020 and 2019:

	(amounts in thousands)
	2020	2019
Medicare licenses	$57,226	$57,226
Certificates of need	8,253	8,267
Contract relationships and other (net of $52,804 and $50,273 of accumulated amortization for 2020 and 2019, respectively)	17,107	18,164
Net Intangible Assets	$82,586	$83,657

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

Other Noncurrent Liabilities:  Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves, pension and deferred compensation liabilities, payment deferral of the employer’s share of Social Security taxes as provided for by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and liabilities incurred in connection with split-dollar life insurance agreements on the lives of our chief executive officer and his wife.

Redeemable Noncontrolling Interests and Noncontrolling Interest: As of December 31, 2020, outside owners held noncontrolling, minority ownership interests of: (i) 20% in an acute care facility located in Washington, D.C.; (ii) approximately 11% in an acute care facility located in Texas; (iii) 20%, 30% and 20% in three behavioral health care facilities located in Pennsylvania, Ohio and Washington, respectively, and; (iv) approximately 5% in an acute care facility located in Nevada. The noncontrolling interest and redeemable noncontrolling interest balances of $85 million and $5 million, respectively, as of December 31, 2020, consist primarily of the third-party ownership interests in these hospitals.

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

The amounts recognized in AOCI for the two years ended December 31, 2020 were as follows (in thousands):

	Net Unrealized Gains (Losses) on Effective Cash Flow Hedges	Foreign Currency Translation Adjustment	Minimum Pension Liability	Total AOCI
Balance, January 1, 2019, net of income tax	$2,980	$15,375	$(14,113)	$4,242
2019 activity:
Pretax amount	(3,925)	27,886	8,503	32,464
Income tax effect	928	(3,693)	(2,048)	(4,813)
Change, net of income tax	(2,997)	24,193	6,455	27,651
Balance, January 1, 2020, net of income tax	(17)	39,568	(7,658)	31,893
2020 activity:
Pretax amount	0	13,619	4,428	18,047
Income tax effect	0	(749)	(1,071)	(1,820)
Change, net of income tax	0	12,870	3,357	16,227
Balance, December 31, 2020, net of income tax	$(17)	$52,438	$(4,301)	$48,120

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

In August 2017, the FASB issued new guidance on hedge accounting (ASU 2017-12) that is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The new guidance amends the presentation and disclosure requirements, and changes how companies assess effectiveness. We adopted this guidance as of January 1, 2019 and applied to all existing hedges as of the adoption date.  As of December 31, 2020 we have no cash flow hedges.

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

Stock-Based Compensation:  We have a number of stock-based employee compensation plans. Pursuant to the FASB’s guidance, we expense the grant-date fair value of stock options and other equity-based compensation pursuant to the straight-line method over the stated vesting period of the award using the Black-Scholes option-pricing model.

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

The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

	Twelve Months Ended December 31,
	2020	2019	2018
Basic and diluted:
Net Income	$952,790	$827,543	$797,883
Less: Net income attributable to noncontrolling interest	(8,837)	(12,689)	(18,178)
Less: Net income attributable to unvested restricted share grants	(2,981)	(2,028)	(1,091)
Net income attributable to UHS—basic and diluted	$940,972	$812,826	$778,614
Basic earnings per share attributable to UHS:
Weighted average number of common shares—basic	85,061	88,762	93,276
Total basic earnings per share	$11.06	$9.16	$8.35
Diluted earnings per share attributable to UHS:
Weighted average number of common shares	85,061	88,762	93,276
Net effect of dilutive stock options and grants based on the treasury stock method	526	278	474
Weighted average number of common shares and equivalents—diluted	85,587	89,040	93,750
Total diluted earnings per share	$10.99	$9.13	$8.31

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all years presented above, excludes certain outstanding stock options applicable to each year since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled approximately 6.4 million during 2020, 5.5 million during 2019 and 7.9 million during 2018.

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

GPO Agreement/Minority Ownership Interest: During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier, Inc. (“Premier), a healthcare performance improvement alliance, and acquired a minority interest in the GPO for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO, which were recorded as deferred income, on a pro rata basis, as a reduction to our supplies expense over the initial expected life of the GPO agreement. Also in connection with this GPO agreement, we received shares of restricted stock in Premier which vest ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO. We recognize the fair value of this restricted stock, as a reduction to our supplies expense, in our consolidated statements of income, on a pro rata basis, over the vesting period. During the third quarter of 2020, we entered into an agreement with Premier pursuant to the terms of which, among other things, our ownership interest in Premier was converted into shares of Class A Common Stock of Premier.  We have elected to retain a portion of the previously vested shares of Premier, the value of which is included in other assets on our consolidated balance sheet.  Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier on which the restrictions have lapsed was $78 million and $70 million as of December 31, 2020 and 2019, respectively.  The $8 million increase in market value at December 31, 2020, as compared to December 31, 2019, consists of $12 million of additional vested shares and $4

million of decrease in market value.   In connection with our 2018 adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, since our vested shares of Premier are held for investment and classified as available for sale, the change in market value of these shares are recorded as an unrealized gain and included in “Other (income) expense, net” on our consolidated statements of income. Additionally, during 2020, Premier paid cash dividends of $848,000 which is included in “Other (income) expense, net” in our condensed consolidated statements of income.  Prior to 2018, changes in the market value of our vested Premier stock were recorded to other comprehensive income/loss on our consolidated balance sheet.

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

Under these programs, including the impact of the Texas Uncompensated Care and Upper Payment Limit program, the Texas Delivery System Reform Incentive program, and various other state programs, we earned revenues (before Provider Taxes) of approximately $488 million during 2020, $419 million during 2019 and $387 million during 2018. These revenues were offset by Provider Taxes of approximately $185 million during 2020, $194 million during 2019 and $179 million during 2018, which are recorded in other operating expenses on the Consolidated Statements of Income as included herein. The aggregate net benefit from these programs was $303 million during 2020, $225 million during 2019 and $208 million during 2018. The aggregate net benefit pursuant to these programs is earned from multiple states and therefore no particular state’s portion is individually material to our consolidated financial statements. In addition, under various disproportionate share hospital payment programs and the Nevada state plan amendment program, we earned revenues of $73 million in 2020, $78 million in 2019 and $64 million in 2018.

CARES Act and Other Governmental Grants and Medicare Accelerated Payments: As of December 31, 2020, we have received an aggregate of $1.112 billion of funds consisting of: (i) $417 million received pursuant to various governmental stimulus programs, most notably the Public Health and Social Services Emergency Fund (the “PHSSEF”) as provided for by the CARES Act, of which approximately $413 million were recorded as net revenues during 2020 and approximately $4 million remain in the Medicare accelerated payments and deferred CARES Act and other grants liability account in our consolidated balance sheet, and; (ii) $695 million of Medicare accelerated payments received pursuant to the Medicare Accelerated and Advance Payment Program (“MAAPP”).

Pursuant to legislation enacted on October 1, 2020, the $695 million of Medicare accelerated payments received pursuant to the MAAPP are required to be repaid to the government beginning in the second quarter of 2021 through the third quarter of 2022 through withholding of future Medicare revenues earned during those periods. $372 million is included in the Medicare accelerated payments and deferred CARES Act and other grant liability account in our consolidated balance sheet and $323 million is included in the Medicare accelerated payments noncurrent account in our consolidated balance sheet. There was no impact on our earnings during 2020 in connection with receipt of the MAAPP funds.

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

2) ACQUISITIONS AND DIVESTITURES

Year ended December 31, 2020:

2020 Acquisitions of Assets and Businesses:

During 2020, we spent $52 million on the acquisition of businesses and property, consisting primarily of the real estate assets of an acute care hospital located in Las Vegas, Nevada.  The hospital is currently being renovated and scheduled to open during 2021.

2020 Divestiture of Assets and Businesses:

During 2020, we received $8 million from the sale of assets and businesses.

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

3) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

Fair Value Hedges:

During 2020, 2019 and 2018, we had no fair value hedges outstanding.

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

During 2015, we entered into nine forward starting interest rate swaps whereby we paid a fixed rate on a total notional amount of $1.0 billion and received one-month LIBOR. The average fixed rate payable on these swaps, all of which matured on April 15, 2019, was 1.31%. As of December 31, 2020 we have no interest rate swaps.

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

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. In conjunction with the January 1, 2019 adoption of ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities”, we reclassified our presentation of the net cash inflows or outflows, which were received or paid in connection with foreign exchange contracts that hedge our net investment in foreign operations against movements in exchange rates, to investing cash flows on the consolidated statements of cash flows.  As previously disclosed within our footnotes, these cash flows were formerly reported as operating activities.  Prior period amounts have been reclassified from net cash provided by operating activities to net cash used in investing activities to conform with the current year presentation on the consolidated statements of cash flows. In connection with these forward exchange contracts, we recorded net cash outflows of $22 million during 2020, net cash outflows of $20 million during 2019 and net cash inflow of $66 million during 2018.

Derivatives Hedging Relationships:

The following table presents the effects of our interest rate swap agreements and our foreign currency foreign exchange contracts on our results of operations for the three years ended December 31 (in thousands):

	Gain/(Loss) recognized in AOCI

	December 31,	December 31,	December 31,
	2020	2019	2018
Cash Flow Hedge relationships
Interest rate swap agreements (a)	$0	$(3,925)	$(2,805)

Net Investment Hedge relationships
Foreign currency foreign exchange contracts	$(22,097)	$(18,328)	$75,059
(a)	The amount of gain reclassified out of AOCI into interest expense, net was $3.4 million and $6.7 million during 2019 and 2018, respectively.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2020	Location	Level 1	Level 2	Level 3
Assets:
Term Deposits	$540,000	Cash and cash equivalents		$540,000
Money market mutual funds	37,100	Cash and cash equivalents	37,100
Money market mutual funds	70,995	Other assets	70,995
Certificates of deposit	2,300	Other assets		2,300
Available for sale securities	78,367	Other assets	78,367
Deferred compensation assets	42,044	Other assets	42,044
Foreign currency exchange contracts	9,987	Other current assets		9,987
	$780,793		$228,506	$552,287	-
Liabilities:
Deferred compensation liability	$42,044	Other noncurrent liabilities	$42,044
	$42,044		$42,044	-	-

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2019	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$60,175	Other assets	$60,175
Certificates of deposit	2,200	Other assets		2,200
Available for sale securities	70,478	Other assets	70,478
Deferred compensation assets	35,510	Other assets	35,510
Foreign currency exchange contracts	10,343	Other current assets		10,343
	$178,706		$166,163	$12,543	-
Liabilities:
Deferred compensation liability	$35,510	Other noncurrent liabilities	$35,510
	$35,510		$35,510	-	-

The fair value of our money market mutual funds, certificates of deposit and available for sale securities are computed based upon quoted market prices in active market. The fair value of deferred compensation assets and offsetting liability are computed based on market prices in an active market held in a rabbi trust.  The fair value of our interest rate swaps are based on quotes from our counter parties.  The fair value of our foreign currency exchange contracts is valued using quoted forward exchange rates and spot rates at the reporting date

As of December 31, 2020, in addition to the $577 million reflected above in cash and cash equivalents, we have approximately $581 million of other cash accounts that earn interest at variable rates ranging from .20% to .25%.

4) LONG-TERM DEBT

A summary of long-term debt follows:

	December 31,
	2020	2019
	(amounts in thousands)
Long-term debt:
Notes payable and Mortgages payable (including obligations under capitalized leases of $52,905 in 2020 and $17,818 in 2019) and term loans with varying maturities through 2050; weighted average interest rates of 6.8% in 2020 and 8.0% in 2019 (see Note 7 regarding capitalized leases)	$61,638	$22,634
Revolving credit and on-demand credit facility	—	30,900
Term Loan A	1,900,000	1,950,000
Term Loan B	490,000	495,000
Accounts receivable securitization program	225,000	400,000
4.75% Senior Secured Notes redeemed in 2020, including unamortized premium of $2,490 in 2019 and net of unamortized discount of $70 in 2019	—	702,420
5.00% Senior Secured Notes due 2026	400,000	400,000
2.65% Senior Secured Notes due 2030, net of unamortized discount of $2,193 in 2020	797,806	—
Total debt before unamortized financing costs	3,874,444	4,000,954
Less-Unamortized financing costs	(18,193)	(16,827)
Total debt after unamortized financing costs	3,856,251	3,984,127
Less-Amounts due within one year (net of unamortized financing costs)	(331,998)	(87,550)
Long-term debt	$3,524,253	$3,896,577

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

The Sixth Amendment to the Senior Credit Agreement, among other things: (i) increased the aggregate amount of the revolving credit facility to $1 billion (increase of $200 million over the $800 million previous commitment); (ii) increased the aggregate amount of the tranche A term loan commitments to $2 billion (increase of approximately $290 million over the $1.71 billion of outstanding borrowings prior to the amendment), and; (iii) extended the maturity date of the revolving credit and tranche A term loan facilities to October 23, 2023 from August 7, 2019.

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

As of December 31, 2020, we had no borrowings outstanding pursuant to our $1 billion revolving credit facility and we had $997 million of available borrowing capacity net of $3 million of outstanding letters of credit.

Pursuant to the terms of the Sixth Amendment, the tranche A term loan, which had $1.900 billion of borrowings outstanding as of December 31, 2020, provided for eight installment payments of $12.5 million per quarter which commenced in March of 2019 and continued through December of 2020. Payments of $25 million per quarter are scheduled, commencing in March of 2021 until maturity in October of 2023, when all outstanding amounts will be due.

The tranche B term loan, which had $490 million of borrowings outstanding as of December 31, 2020, provides for installment payments of $1.25 million per quarter, which commenced on March 31, 2019 and are scheduled to continue until maturity in October of 2025, when all outstanding amounts will be due.

Borrowings under the Senior Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.375% to 0.625% for revolving credit and term loan A borrowings and 0.75% for tranche B borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.375% to 1.625% for revolving credit and term loan A borrowings and 1.75% for the tranche B term loan. As of December 31, 2020, the applicable margins were 0.375% for ABR-based loans and 1.375% for LIBOR-based loans under the revolving credit and term loan A facilities.  The revolving credit facility includes a $125 million sub-limit for letters of credit. The Senior Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Senior Credit Agreement includes a material adverse change clause that must be represented at each draw. The Senior Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We are in compliance with all required covenants as of December 31, 2020 and December 31, 2019.

In April, 2018, we entered into the sixth amendment to our accounts receivable securitization program (“Securitization”) dated as of October 27, 2010 with a group of conduit lenders, liquidity banks, and PNC Bank, National Association, as administrative agent, which provides for borrowings outstanding from time to time by certain of our subsidiaries in exchange for undivided security interests in their respective accounts receivable. The sixth amendment, among other things, extended the term of the Securitization program through April 26, 2021 and increased the borrowing capacity to $450 million (from $440 million previously). In July, 2020, we entered into the seventh amendment to the Securitization which temporarily waived the minimum borrowing requirement through September 30, 2020. Pursuant to the terms of our Securitization program, substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At December 31, 2020, we had $225 million of outstanding borrowings pursuant to the terms of the Securitization (which are included in current maturities of long-term debt at December 31, 2020) and $225 million of available borrowing capacity.  We believe that our operating cash flows, cash and cash equivalents, as well as access to the capital markets, provides us with sufficient capital resources to fund our operating, investing and financing requirements over the next twelve months, including repayment or refinancing of our Securitization which is scheduled to mature in April, 2021.

As of December 31, 2020, we had combined aggregate principal of $1.2 billion from the following senior secured notes:

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

The 2030 Notes are guaranteed (the “Guarantees”) on a senior secured basis by all of our existing and future direct and indirect subsidiaries (the “Subsidiary Guarantors”) that guarantee our Senior Credit Agreement, dated as of November 15, 2010, as amended, restated or supplemented from time to time, or other first lien obligations or any junior lien obligations.  The 2030 Notes and the Guarantees are secured by first-priority liens, subject to permitted liens, on certain of the Company’s and the Subsidiary Guarantors’ assets now owned or acquired in the future by the Company or the Subsidiary Guarantors (other than real property, accounts receivable sold pursuant to the Company’s Existing Receivables Facility (as defined in the Indenture pursuant to which the 2030 Notes were issued (the “Indenture”)), and certain other excluded assets). The Company’s obligations with respect to the 2030 Notes, the obligations of the Subsidiary Guarantors under the Guarantees, and the performance of all of the Company’s and the Subsidiary Guarantors’ other obligations under the Indenture are secured equally and ratably with the Company’s and the Subsidiary Guarantors’ obligations under the Senior Credit Agreement and  the Company’s 2026 Notes by a perfected first-priority security interest, subject to permitted liens, in the collateral owned by the Company and its Subsidiary Guarantors, whether now owned or hereafter acquired. However, the liens on the collateral securing the 2030 Notes and the Guarantees will be released if: (i) the 2030 Notes have investment grade ratings; (ii) no default has occurred and is continuing, and; (iii) the liens on the collateral securing all first lien obligations (including the Senior Credit Agreement and the 2026 Notes) and any junior lien obligations are released or the collateral under the Senior Credit Agreement, any other first lien obligations and any junior lien obligations is released or no longer required to be pledged. The liens on any collateral securing the 2030 Notes and the Guarantees will also be released if the liens on that collateral securing the Senior Credit Agreement, other first lien obligations and any junior lien obligations are released.

In connection with the issuance of the 2030 Notes, the Company, the Subsidiary Guarantors and the representatives of the several initial purchasers, entered into a Registration Rights Agreement (the “Registration Rights Agreement”), whereby the Company and the Subsidiary Guarantors have agreed, at their expense, to use commercially reasonable best efforts to: (i) cause to be filed a registration statement enabling the holders to exchange the 2030 Notes and the Guarantees for registered senior secured notes issued by the Company and guaranteed by the then Subsidiary Guarantors under the Indenture (the “Exchange Securities”), containing terms identical to those of the 2030 Notes (except that the Exchange Securities will not be subject to restrictions on transfer or to any increase in annual interest rate for failure to comply with the Registration Rights Agreement); (ii) cause the registration statement to become effective; (iii) complete the exchange offer not later than 60 days after such effective date and in any event on or prior to a target registration date of March 21, 2023, and; (iv) file a shelf registration statement for the resale of the 2030 Notes if the exchange offer cannot be effected within the time periods listed above. The interest rate on the 2030 Notes will increase and additional interest thereon will be payable if the Company does not comply with its obligations under the Registration Rights Agreement.

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

At December 31, 2020, the carrying value and fair value of our debt were each approximately $3.9 billion. At December 31, 2019, the carrying value and fair value of our debt were each approximately $4.0 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

The aggregate scheduled maturities of our total debt outstanding as of December 31, 2020 are as follows:

(000s)
2021	$332,081
2022	107,587
2023	1,707,918
2024	8,284
2025	472,371
Later	1,246,203
Total maturities before unamortized financing costs	3,874,444
Less-Unamortized financing costs, ($83) applicable to 2021	(18,193)
Total	$3,856,251

5) COMMON STOCK

Dividends

In April, 2020, as part of various COVID-19 initiatives, we suspended declaration and payment of quarterly dividends.  Our Board of Directors have recently approved resumption of quarterly dividend payments, of $0.20 per share, beginning in the first quarter of 2021. All classes of our common stock have similar economic rights.

We declared and paid cash dividends of $17.3 million, or $.20 per share, during the first quarter of 2020.  Cash dividends of $0.60 per share ($53.0 million in the aggregate) were declared and paid during 2019 and $0.40 per share ($37.3 million in the aggregate) were declared and paid during 2018.

Stock Repurchase Programs

In April, 2020, as part of various COVID-19 initiatives, we suspended our stock repurchase program.  We are planning to resume stock repurchases, subject to approval by our Board of Directors, during the second quarter of 2021.

In July, 2019, our Board of Directors authorized a $1.0 billion increase to our stock repurchase program, which increased the aggregate authorization to $2.7 billion from the previous $1.7 billion authorization approved in various increments since 2014. Pursuant to this program, which had an aggregate available repurchase authorization of $559.6 million as of December 31, 2020, shares of our Class B Common Stock may be repurchased, from time to time as conditions allow, on the open market or in negotiated private transactions.  There is no expiration date for our stock repurchase programs.

The following schedule provides information related to our stock repurchase program for each of the three years ended December 31, 2020. During 2020, 1,951,899 shares ($196.6 million in the aggregate) were repurchased pursuant to the terms of the stock repurchase program and 81,057 shares ($10.2 million in the aggregate) were repurchased in connection with the income tax withholding obligations resulting from stock-based compensation programs. During 2019, 5,397,753 shares ($706.2 million in the aggregate) were repurchased pursuant to the terms of our stock repurchase program and 336,943 shares ($47.7 million in the aggregate) were repurchased in connection with the income tax withholding obligations resulting from stock-based compensation programs.  During 2018, 3,321,968 shares ($401.3 million) were repurchased pursuant to the terms of our stock repurchase program and 102,800 shares ($12.7 million in the aggregate) were repurchased in connection with the income tax withholding obligations resulting from stock-based compensation programs.

	Additional dollars authorized for repurchase (in thousands)	Total number of shares purchased (a.)	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Aggregate purchase price paid for shares purchased as part of publicly announced program	Maximum number of dollars that may yet be purchased under the program (in thousands)
Balance as of January 1, 2018									$363,660
2018	$500,000	3,435,992	11,224	$0.01	3,321,968	$120.81	$414,002	$401,316	$462,344
2019	$1,000,000	5,762,409	27,713	$0.01	5,397,753	$130.84	$753,928	$706,221	$756,123
2020	$—	2,050,735	17,779	$0.01	1,951,899	$100.70	$206,719	$196,560	$559,563
Total for three year period ended December 31, 2020	$1,500,000	11,249,136	56,716	$0.01	10,671,620	$122.20	$1,374,649	$1,304,097

(a.)	Includes 17,779, 27,713 and 11,224 of restricted shares that were forfeited by former employees pursuant to the terms of our restricted stock purchase plan during 2020, 2019 and 2018, respectively.

Stock-based Compensation Plans

At December 31, 2020, we have a number of stock-based employee compensation plans. Pursuant to the FASB’s guidance, we expense the grant-date fair value of stock options and other equity-based compensation pursuant to the straight-line method over the stated vesting period of the award using the Black-Scholes option-pricing model.

Pre-tax share-based compensation costs of $54.7 million during 2020, $60.1 million during 2019 and $61.1 million during 2018 were recognized related to outstanding stock options. In addition, pre-tax compensation costs of $11.2 million during 2020, $9.3 million during 2019 and $5.5 million during 2018 were recognized related to amortization of restricted stock and discounts provided in connection with shares purchased pursuant to our 2005 Employee Stock Purchase Plan.  As of December 31, 2020, there was approximately $97.8 million of unrecognized compensation cost related to unvested stock options and restricted stock which is expected to be recognized over the remaining average vesting period of 2.3 years.

The expense associated with stock-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $65.8 million in 2020, $69.4 million in 2019 and $66.6 million in 2018.   In connection with our January 1, 2017 adoption of ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, our provision for income taxes and our net income attributable to UHS were unfavorably impacted by $7.4 million during 2020, and favorably impacted by $12.2 million during 2019 and $1.2 million during 2018.

In 2005, we adopted the 2005 Stock Incentive Plan (the “Stock Incentive Plan”) which was amended in 2008, 2010, 2015 and 2017 and was cancelled in 2020, as discussed below. An aggregate of 35.6 million shares of Class B Common Stock had been reserved under the Stock Incentive Plan, the remaining balance of which was cancelled in 2020. During 2020, 2019 and 2018, stock options, net of cancellations, of approximately 2.5 million, 2.2 million and 2.1 million, respectively, were granted under the Stock Incentive Plan. Stock options to purchase Class B Common Stock have been granted to our officers, key employees and members of our Board of Directors. Commencing in 2018, our key employees and non-executive officers began receiving a portion of their stock-based compensation in the form of restricted stock (as discussed below) in addition to receiving options to purchase Class B Common Stock.

In 2020, we adopted the 2020 Omnibus Stock and Incentive Plan (the “2020 Stock Incentive Plan”) which was approved by our shareholders in May, 2020.  A total of 6.1 million shares of Class B Common Stock may be issued under the 2020 Stock Incentive Plan.  Under the 2020 Stock Incentive Plan, shares that are subject to stock options shall be counted as one share for every one share subject to stock options, and shares that are subject to restricted stock awards or restricted stock units shall be counted as four shares for every one share subject to restricted stock awards or restricted stock units.  Various other types of equity awards are also permitted under the 2020 Stock Incentive Plan.  During 2020, 44,000 stock options and 3,000 restricted stock units were granted under the 2020 Stock Incentive Plan to our key employees, and no shares were cancelled. Restricted stock and restricted stock units issued under the 2020 Stock Incentive Plan do not have rights to receive dividends on unvested restricted awards, however, the accrual of dividend equivalents on unvested restricted awards may be permitted. Upon adoption of the 2020 Stock Incentive Plan, no additional awards were granted under the 2005 Stock Incentive Plan or the 2010 Employees’ Restricted Stock Purchase Plan, and reserves for future issuance pursuant to each plan were cancelled.

The per option weighted-average grant-date fair value of options granted during 2020 (including the 2005 and 2020 Stock Incentive Plans), 2019 and 2018 was $14.60, $30.40 and $28.19, respectively. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. The majority of options are exercisable ratably over a four-year period beginning one year after the date of the grant. All outstanding options expire five years after the date of the grant. As of December 31, 2020, approximately 6.0 million shares of Class B Common Stock remain available for issuance pursuant to the 2020 Stock Incentive Plan.  Shares that are subject to options are counted against the reserve balance as one share for every one share subject to such option; shares that are subject to restricted stock or restricted stock units are counted against the reserve balance as four shares for every one share subject to the restricted stock or unit.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were derived from averaging the number of options granted during the most recent five-year period. The weighted-average assumptions reflected below were based upon twenty-six option grants for the five-year period ending December 31, 2020, twenty-nine option grants for the five-year period ending December 31, 2019 and twenty-seven option grants for the five-year period ending December 31, 2018.

Year Ended December 31,	2020	2019	2018
Expected volatility	28%	27%	27%
Risk free Interest rate	2%	2%	1%
Expected life (years)	3.5	3.4	3.4
Forfeiture rate	8%	9%	13%
Dividend yield	0.5%	0.3%	0.3%

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

The table below summarizes our stock option activity during the year ended December 31, 2020:

Outstanding Options	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2020	8,133,176	$124.52
Granted	2,589,966	$70.36
Exercised	(1,534,741)	$118.99
Expired	(551,750)	$117.30
Cancelled	(397,685)	$114.79
Balance, December 31, 2020	8,238,966	$109.47
Outstanding options vested and exercisable as of December 31, 2020	2,522,906	$124.62

The following table provides information about unvested options for the year ended December 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
Unvested options as of January 1, 2020	5,581,909	$28.45
Granted	2,589,966	$14.60
Vested	(2,184,896)	$27.40
Cancelled	(270,919)	$24.92
Unvested options as of December 31, 2020	5,716,060	$22.74

The following table provides information regarding all options outstanding at December 31, 2020:

	Options Outstanding	Options Exercisable
Number of options outstanding	8,238,966	2,522,906
Weighted average exercise price	$109.47	$124.62
Aggregate intrinsic value as of December 31, 2020	$231,848,241	$32,525,812
Weighted average remaining contractual life	2.9	1.9

The total in-the-money value of all stock options exercised during the years ended December 31, 2020, 2019 and 2018 were $22.2 million, $126.7 million and $39.9 million, respectively.

The weighted average remaining contractual life for options outstanding and weighted average exercise price per share for exercisable options at December 31, 2018, 2019 and 2020 were as follows:

Year Ended:	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Exercisable Options	Weighted Average Exercise Price Per Share	Expected to Vest Options	Weighted Average Exercise Price Per Share
	Shares			Shares		Shares
2018	9,674,791	$115.39	2.6	3,724,179	$106.77	4,414,324	$120.82
2019	8,133,176	124.52	2.7	2,551,267	119.86	5,073,423	126.62
2020	8,238,966	109.47	2.9	2,522,906	124.62	5,099,823	110.47

Under our Amended and Restated 2010 Employees’ Restricted Stock Purchase Plan (the “Restricted Stock Plan”), which was cancelled during 2020 upon the approval of the 2020 Stock Incentive Plan, as mentioned above, allowed eligible participants to purchase shares of Class B Common Stock at par value, subject to certain restrictions and had 600,000 shares of Class B Common Stock reserved.  The reserve balance in the Restricted Stock Plan was cancelled during 2020.   During 2020, 2019 and 2018, restricted shares, net of cancellations, of approximately 119,844, 117,467, and 136,571, respectively, were granted and issued under the Restricted Stock Plan, with various ratable vesting periods ranging up to five years from the date of grant.  The weighted-average grant-date fair value of the restricted shares granted during 2020, 2019 and 2018 under the Restricted Stock Plan was $68.06, $133.98 and $119.51, respectively.  As mentioned above, in 2020, we adopted the 2020 Stock Incentive Plan.  During 2020, 3,000 restricted stock units were granted under the 2020 Stock Incentive Plan with four-year vesting periods from the date of grant.  The weighted average grant-date fair value of the restricted stock units issued under the 2020 Stock Incentive Plan was $109.72.  The fair value of each restricted stock grant or restricted stock unit was determined as the closing UHS market price on the date of grant.  Restricted shares of Class B Common Stock have been granted to our officers and key employees.

In addition to the 2020 Stock Incentive Plan, we have our 2005 Employee Stock Purchase Plan (the “Employee Stock Plan”) which allows eligible employees to purchase shares of Class B Common Stock at a ten percent discount. There were 115,008, 82,449 and 87,051 shares issued pursuant to the Employee Stock Purchase Plan during 2020, 2019 and 2018, respectively.   In connection with the Employee Stock Plan, we have reserved 2.0 million shares of Class B Common Stock for issuance and have issued approximately 1.5 million shares as of December 31, 2020. As of December 31, 2020, approximately 500,000 shares of Class B Common Stock remain available for issuance pursuant to this plan.

At December 31, 2020, 22,087,459 shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock.

6) INCOME TAXES

Components of income tax expense/(benefit) are as follows (amounts in thousands):

	Year Ended December 31,
	2020	2019	2018
Current
Federal	$268,974	$225,663	$195,862
Foreign	13,978	9,284	13,699
State	43,333	40,152	37,555
	326,285	275,099	247,116
Deferred
Federal	(20,382)	(27,073)	(6,216)
Foreign	(2,496)	1,874	(666)
State	(4,114)	(11,106)	(3,592)
	(26,992)	(36,305)	(10,474)
Total	$299,293	$238,794	$236,642

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

The TCJA-17 contains two new anti-base erosion tax provisions, (1) the global intangible low-taxed income (“GILTI”) provisions and (2) the base erosion and anti-abuse tax (“BEAT”) provisions:

GILTI:  The GILTI provisions require the inclusion of the earnings of certain foreign subsidiaries in excess of an acceptable rate of return on certain assets of the respective subsidiaries in our U.S. tax return for tax years beginning after December 31, 2017. An accounting policy election was made during 2018 to treat taxes related to GILTI as a period cost when the tax is incurred. We recorded a GILTI tax provision of zero for the years ended December 31, 2020 and 2019, respectively.

BEAT:  The BEAT provisions limit the deduction for U.S. tax base erosion related payments made by U.S. operations to related foreign affiliates. We were not subject to BEAT for the years ended December 31, 2020 and 2019.

The foreign provision for income taxes is based on foreign pre-tax earnings of $72 million in 2020, $69 million in 2019 and $84 million in 2018. Prior to the TCJA-17, no deferred taxes were provided related to unremitted earnings from foreign subsidiaries. As a result of the mandatory repatriation tax provisions of the Transition Tax included in the TCJA-17, all undistributed earnings from foreign subsidiaries as of December 31, 2017, were subject to tax. Going forward, we anticipate repatriating only previously taxed foreign earnings subjected as well as any future earnings that would qualify for a full dividend received deduction permitted under the TCJA-17 for distributions post-December 31, 2017. As of December 31, 2020, the amount of previously taxed earnings and earnings that would qualify for a full dividend received deduction total $110 million. At this time, there are no material tax effects related to future cash repatriation of undistributed foreign earnings. As such, we have not recognized a deferred tax liability related to existing undistributed earnings.

Our provision for income taxes for the year ended December 31, 2020, 2019 and 2018 included tax expense of $7 million, tax benefits of $12 million and $1 million, respectively, related to the adoption of ASU 2016-09, which changes how companies account for certain aspects of share-based payments to employees. Under ASU 2016-09, excess tax benefits (when the deductible amount related to the settlement of employee equity awards for tax purposes exceeds the cumulative compensation cost recognized for financial reporting purposes) and deficiencies, if applicable, are recorded as a component of our tax provision.

A reconciliation between the federal statutory rate and the effective tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal income tax benefit	2.5%	2.2%	2.6%
Tax effects of foreign operations	-0.3%	-0.3%	-0.5%
Tax benefit from settlement of employee equity awards	0.5%	-1.0%	-0.1%
Enactment of the TCJA-17	0.0%	0.0%	-0.6%
Other items	0.4%	0.8%	0.9%
Impact of income attributable to noncontrolling interests	-0.2%	-0.3%	-0.4%
Effective tax rate	23.9%	22.4%	22.9%

Our effective tax rates were 23.9%, 22.4% and 22.9% for the years ended December 31, 2020, 2019 and 2018, respectively. The increase in our effective tax rate for the year ended December 31, 2020 as compared to 2019 is due primarily to tax expense of $7 million and tax benefit of $12 million from employee share-based payments during the year ended December 2020 and 2019, respectively. The decrease in our effective tax rate for the year ended December 31, 2019 as compared to 2018 is due primarily to tax benefits from employee share-based payments of $12 million and $1 million during the year ended December 2019 and 2018, respectively.

Included in “Other current assets” on our Consolidated Balance Sheet are prepaid federal, state and foreign income taxes amounting to approximately $11 million and $8 million as of December 31, 2020 and 2019, respectively.

The components of deferred taxes are as follows (amounts in thousands):

	Year Ended December 31,
	2020			2019
	Assets		Liabilities	Assets		Liabilities
Self-insurance reserves	$75,648	$		$69,217	$
Compensation accruals	71,054			70,680
Doubtful accounts and other reserves	94,295			77,665
Other currently non-deductible accrued liabilities	61,634			36,500
Depreciable and amortizable assets			296,588			275,901
Operating lease liabilities	89,865			76,164
Right of use assets-operating leases			89,493			76,164
State and foreign net operating loss carryforwards and other state and foreign deferred tax assets	81,036			87,662
Net pension liabilities – OCI only	1,356			2,427
Other liabilities			3,697			1,855
	$474,888		$389,778	$420,315		$353,920
Valuation Allowance	(68,003)		0	(75,277)		0
Total deferred income taxes	$406,885		$389,778	$345,038		$353,920

At December 31, 2020, state net operating loss carryforwards (losses originating in tax years beginning prior to January 1, 2019, expiring in years 2021 through 2039), and credit carryforwards available to offset future taxable income approximated $951 million representing approximately $66 million in deferred state tax benefit (net of the federal benefit); and state related interest expense carryforwards approximated $141 million representing approximately $5 million in deferred state tax benefit (net of the federal benefit). At December 31, 2020, there were foreign net operating losses and interest expense carryforwards of approximately $45 million, most of which are carried forward indefinitely, representing approximately $10 million in deferred foreign tax benefit.

A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on available evidence, it is more likely than not that certain of our state tax benefits will not be realized. Therefore, valuation allowances of approximately $64 million and $71 million have been reflected as of December 31, 2020 and 2019, respectively. During 2020, the valuation allowance on these state tax benefits decreased by $7 million primarily due to expired net operating losses not realized. In addition, valuation allowances of approximately $4 million have been reflected as of both December 31, 2020 and 2019 related to foreign net operating losses and credit carryforwards.

During 2020 and 2019, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were increased less than $1 million due to tax positions taken in the current and prior years.  The balance at each of the years ended December 31, 2020 and 2019, if subsequently recognized, that would favorably affect the effective tax rate and the provision for income taxes is approximately $2 million as of each date.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of December 31, 2020 and 2019, we have accrued interest and penalties of less than $1 million as of each date. The U.S. federal statute of limitations remains open for the 2016 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging for 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

The tabular reconciliation of unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018 is as follows (amounts in thousands):

	As of December 31,
	2020	2019	2018
Balance at January 1,	$2,164	$1,553	$1,096
Additions based on tax positions related to the current year	500	500	500
Additions for tax positions of prior years	142	113	62
Reductions for tax positions of prior years	0	0	0
Settlements	0	(2)	(105)
Balance at December 31,	$2,806	$2,164	$1,553

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

Three of our hospital facilities are held under operating leases with Universal Health Realty Income Trust with two hospital terms expiring in 2021 and the third expiring in 2026 (see Note 9 for additional disclosure). We are also the leasee of the real property of certain facilities (see Item 2. Properties for additional disclosure).

The components of lease expense for the year ended December 31, 2020 and 2019 are as follows (in thousands):

	Twelve months ended December 31,
	2020	2019

Operating lease cost	$73,841	$72,098
Variable and short term lease cost (a)	42,218	35,711
Total lease and rental expense	$116,059	$107,809

Finance lease cost:
Amortization of property under capital lease	$1,985	$1,877
Interest on debt of property under capital lease	1,763	1,876
Total finance lease cost	$3,748	$3,753

(a) Includes equipment, month-to-month and leases with a maturity of less than 12 months.

Supplemental cash flow information related to leases for the year ended December 31, 2020 and 2019 are as follows (in thousands):

	Twelve months ended December 31,
	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$115,270	$107,239
Operating cash flows from finance leases	$1,885	$2,078
Financing cash flows from finance leases	$2,586	$1,959

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$69,678	$383,857
Finance leases	$37,029	0

Included in the $383.9 million of right-of-use assets obtained in exchange for operating lease obligations is $29.3 million of new and modified operating leases entered into during the year ended December 31, 2019.

Supplemental balance sheet information related to leases as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31,	December 31,
	2020	2019

Operating Leases
Right of use assets-operating leases	$336,513	$326,518

Operating lease liabilities	$59,796	$56,442
Operating lease liabilities noncurrent	278,303	270,076
Total operating lease liabilities	$338,099	$326,518

Finance Leases
Property and equipment	$75,611	$38,582
Accumulated depreciation	(28,595)	(26,610)
Property and equipment, net	$47,016	$11,972

Current maturities of long-term debt	$2,082	$1,650
Long-term debt	50,999	16,359
Total finance lease liabilities	$53,081	$18,009

Weighted Average remaining lease term, years
Operating leases	10.9	9.7
Finance leases	8.1	6.9

Weighted Average discount rate
Operating leases	4.4%	4.7%
Finance leases	9.7%	9.8%

Future maturities of lease liabilities as of December 31, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases
Year ending December 31,
2021	$72,722	$5,662
2022	62,848	6,020
2023	55,733	6,173
2024	47,824	6,332
2025	40,139	5,149
Later years	163,102	48,563
Total lease payments	442,368	77,899
less imputed interest	(104,269)	(24,818)
Total	$338,099	$53,081

We assumed $37 million in finance lease obligations during 2020 and no finance leases in 2019.  In the ordinary course of business, our facilities routinely lease equipment pursuant to new lease arrangements that will likely result in future lease and rental expense in excess of amounts indicated above.

8) COMMITMENTS AND CONTINGENCIES

Professional and General Liability, Workers’ Compensation Liability

The vast majority of our subsidiaries are self-insured for professional and general liability exposure up to: (i) $20 million for professional liability and $3 million for general liability per occurrence in 2021; (ii) $10 million and $3 million per occurrence in 2020 (professional liability claims are also subject to an additional annual aggregate self-insured retention of $2.5 million for claims in excess of $10 million for 2020); (iii) $5 million and $3 million per occurrence, respectively, during 2019, 2018 and 2017, and; (iv) $10 million and $3 million per occurrence, respectively, prior to 2017.

These subsidiaries are provided with several excess policies through commercial insurance carriers which provide for coverage in excess of the applicable per occurrence self-insured retention or underlying policy limits up to $155 million per occurrence and in the aggregate in 2021, $250 million per occurrence and in the aggregate for claims incurred from 2014-2020, $200 million per occurrence and in the aggregate for claims incurred from 2010-2013.  In addition, from time to time based upon marketplace conditions, we may elect to purchase additional commercial coverage for certain of our facilities or businesses.  Our behavioral health care facilities located in the U.K. have policies through a commercial insurance carrier located in the U.K. that provides for £10 million of professional liability coverage and £25 million of general liability coverage.

As of December 31, 2020, the total accrual for our professional and general liability claims was $264 million, of which $74 million was included in current liabilities.  As of December 31, 2019, the total accrual for our professional and general liability claims was $242 million, of which $42 million was included in current liabilities.  As of December 31, 2018, the total accrual for our professional and general liability claims was $243 million, of which $42 million was included in current liabilities.

As a result of unfavorable trends experienced during the year, included in our consolidated results of operations during 2020, was a $25 million increase to our reserves related to prior years for self-insured professional and general liability claims. Our consolidated results of operations during 2019 and 2018 were not materially impacted by adjustments to our prior year reserves for professional and general liability claims.  Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimates of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Given our significant self-insured exposure for professional and general liability claims, there can be no assurance that a sharp increase in the number and/or severity of claims asserted against us will not have a material adverse effect on our future results of operations.

As of December 31, 2020, the total accrual for our workers’ compensation liability claims was $105 million, $55 million of which was included in current liabilities. As of December 31, 2019, the total accrual for our workers’ compensation liability claims was $81 million, of which $40 million was included in current liabilities.  As of December 31, 2018, the total accrual for our workers’ compensation liability claims was $72 million, of which $40 million was included in current liabilities. As a result of unfavorable trends experienced during the year, including, among other things, increased claims volumes and certain other factors resulting from the COVID-19 pandemic, our consolidated results of operations during 2020 included a $20 million increase to our reserves for workers’ compensation liability claims, a portion of which related to reserves for prior year.  Our consolidated results of operations during 2019 and 2018 were not materially impacted by adjustments to our prior year reserves for workers’ compensation claims.

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

Below is a schedule showing the changes in our general and professional liability and workers’ compensation reserves during the three years ended December 31, 2020 (amount in thousands):

	General and
	Professional	Workers’
	Liability	Compensation	Total
Balance at January 1, 2018	$228,691	$69,531	$298,222
Plus: Accrued insurance expense, net of commercial premiums paid	54,387	38,476	92,863
Less: Payments made in settlement of self-insured claims	(40,027)	(36,117)	(76,144)
Balance at January 1, 2019	243,051	71,890	314,941
Plus: Accrued insurance expense, net of commercial premiums paid	56,452	49,220	105,672
Less: Payments made in settlement of self-insured claims	(57,683)	(40,106)	(97,789)
Balance at January 1, 2020	241,820	81,004	322,824
Plus: Accrued insurance expense, net of commercial premiums paid	91,518	67,705	159,223
Less: Payments made in settlement of self-insured claims	(69,559)	(43,524)	(113,083)
Balance at December 31, 2020	$263,779	$105,185	$368,964

Property Insurance

We have commercial property insurance policies for our properties covering catastrophic losses, including windstorm damage, up to a $1 billion policy limit, subject to a per occurrence/per location deductible of $2.5 million as of June 1, 2020. Losses resulting from named windstorms are subject to deductibles between 3% and 5% of the total insurable value of the property. In addition, we have commercial property insurance policies covering catastrophic losses resulting from earthquake and flood damage, each subject to aggregated loss limits (as opposed to per occurrence losses). Commercially insured earthquake coverage for our facilities is subject to various deductibles and limitations including: (i) $300 million limitation for our facilities located in Nevada; (ii) $130 million limitation for our facilities located in California; (iii) $100 million limitation for our facilities located in fault zones within the United States; (iv) $40 million limitation for our facilities located in Puerto Rico, and; (v) $250 million limitation for many of our facilities located in other states. Our commercially insured flood coverage has a limit of $100 million annually. There is also a $10 million sublimit for one of our facilities located in Houston, Texas, and a $1 million sublimit for our facilities located in Puerto Rico. Property insurance for our behavioral health facilities located in the U.K. are provided on an all risk basis up to a £1.5 billion policy limit, with coverage caps per location, that includes coverage for real and personal property as well as business interruption losses.

Information Technology Incident

We experienced an information technology security incident in the early morning hours of September 27, 2020. As a result of this cyberattack, we suspended user access to our information technology applications related to operations located in the United States. While our information technology applications were offline, patient care was delivered safely and effectively at our facilities across the country utilizing established back-up processes, including offline documentation methods.  Our information technology applications were substantially restored at our acute care and behavioral health hospitals at various times in October, 2020, on a rolling/staggered basis, and our facilities generally resumed standard operating procedures at that time.

Immediately after the incident, we worked diligently with our information technology security partners to restore our information technology infrastructure and business operations as quickly as possible. In parallel, we began investigating the nature and potential impact of the security incident and engaged third-party information technology and forensic vendors to assist. No evidence of unauthorized access, copying or misuse of any patient or employee data has been identified to date.

Given the disruption to the standard operating procedures at our facilities during the period of September 27, 2020 into October, 2020, certain patient activity, including ambulance traffic and elective/scheduled procedures at our acute care hospitals, were diverted to competitor facilities. We also incurred significant incremental labor expense, both internal and external, to restore information technology operations as expeditiously as possible. Additionally, certain administrative functions such as coding and billing were delayed into December, 2020, which had a negative impact on our operating cash flows during the fourth quarter of 2020.

Other Contractual Commitments:

In addition to our long-term debt obligations as discussed in Note 4 - Long-Term Debt and our operating lease obligations as discussed in Note 7 - Lease Commitments, we have various other contractual commitments outstanding as of December 31, 2020 as follows: (i) other combined estimated future purchase obligations of $349 million related to a long-term contract with third-parties consisting primarily of certain revenue cycle data processing services for our acute care facilities ($27 million), expected future costs to be paid to a third-party vendor in connection with the ongoing operation of an electronic health records application and purchase implementation of a revenue cycle and other applications for our acute care facilities ($218 million), healthcare infrastructure in Washington D.C. in connection with various agreements with the District of Columbia ($75 million), and other software applications

($29 million); (ii) estimated construction commitment of $95 million representing our share of the construction costs of four behavioral health care facilities, that we are required to build pursuant to joint-venture agreements with third-parties, that are under construction and scheduled to be completed at various times in 2021, 2022 and 2023; (iii) combined estimated future payments of $181 million related to our non-contributory, defined benefit pension plan ($159 million consisting of estimated payments through 2078) and other retirement plan liabilities ($22 million), and; (iv) accrued and unpaid estimated claims expense incurred in connection with our commercial health insurers and self-insured employee benefit plans ($91 million).

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

Certain legal matters are described below:

Litigation:

Shareholder Class Action

In December 2016 a purported shareholder class action lawsuit was filed in U.S. District Court for the Central District of California against UHS and certain UHS officers alleging violations of the federal securities laws. The case was originally filed as Heed v. Universal Health Services, Inc. et. al. (Case No. 2:16-CV-09499-PSG-JC). The court subsequently appointed Teamsters Local 456 Pension Fund and Teamsters Local 456 Annuity Fund to serve as lead plaintiffs.  The case has been transferred to the U.S. District Court for the Eastern District of Pennsylvania and the style of the case has been changed to Teamsters Local 456 Pension Fund, et. al. v. Universal Health Services, Inc. et. al. (Case No. 2:17-CV-02817-LS). In September, 2017, Teamsters Local 456 Pension Fund filed an amended complaint. The amended class action complaint alleges violations of federal securities laws relating to disclosures made in public filings associated with alleged practices and operations at our behavioral health facilities.  Plaintiffs seek monetary damages for shareholders during the defined class period as a result of the decrease in share price following various public disclosures or reports. In December, 2017, we filed a motion to dismiss the amended complaint. In August, 2019, the court granted our motion to dismiss. Plaintiffs subsequently filed a motion with the court seeking leave to file a second amended complaint. In April, 2020, the court denied Plaintiffs’ motion to file a second amended complaint. Plaintiffs have filed an appeal with the 3d Circuit Court of Appeals. During the fourth quarter of 2020, and during the pendency of the appeal, we reached an agreement to settle this matter, pending court approval. The net settlement amount, after anticipated commercial insurance proceeds, did not have a material impact on our consolidated financial statements for the year ended December 31, 2020.  The settlement is not an admission of liability.

Shareholder Derivative Cases

In March 2017, a shareholder derivative suit was filed by plaintiff David Heed in the Court of Common Pleas of Philadelphia County. A notice of removal to the United States District Court for the Eastern District of Pennsylvania was filed (Case No. 2:17-cv-01476-LS). Plaintiff filed a motion to remand. In December 2017, the Court denied plaintiff’s motion to remand and retained the case in federal court. In May, June and July 2017, additional shareholder derivative suits were filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in those cases are: Central Laborers’ Pension Fund (Case No. 17-cv-02187-LS); Firemen’s Retirement System of St. Louis (Case No. 17—cv-02317-LS); Waterford Township Police & Fire Retirement System (Case No. 17-cv-02595-LS); and Amalgamated Bank Longview Funds (Case No. 17-cv-03404-LS). The Fireman’s Retirement System case has since been voluntarily dismissed. The federal court consolidated all of the cases pending in the Eastern District of Pennsylvania and appointed co-lead plaintiffs and co-lead counsel. Lead Plaintiffs filed a consolidated, amended complaint. We filed a motion to dismiss the amended complaint.  In addition, a shareholder derivative case was filed in Chancery Court in Delaware by the Delaware County Employees’ Retirement Fund (Case No. 2017-0475-JTL). In December 2017, the Chancery Court stayed this case pending resolution of other contemporaneous matters. Each of these cases have named certain current and former members of the Board of Directors individually and certain officers of Universal Health Services, Inc. as defendants.  UHS has also been named as a nominal defendant in these cases. The derivative cases make substantially similar allegations and claims as the shareholder class action relating to practices at our behavioral health facilities and board and corporate oversight of these facilities as well as claims relating to the stock trading by the individual defendants and company repurchase of shares during the relevant time period. The cases make claims of breaches of fiduciary duties by the named board members and officers; alleged violations of federal securities laws; and common law causes of action against the individual defendants including unjust enrichment, corporate waste, abuse of control, constructive fraud and gross mismanagement. The cases seek monetary damages allegedly incurred by the company; restitution and disgorgement of profits, benefits and other compensation from the individual defendants and various forms of equitable relief relating to corporate governance matters. In August, 2019, the court granted our motion to dismiss. Plaintiffs subsequently filed a motion with the court seeking leave to file a second amended complaint.  In April, 2020, the court denied Plaintiffs motion to file a second amended complaint. Plaintiffs have filed an appeal with the 3d Circuit Court of Appeals. The defendants deny liability and intend to defend these cases vigorously. The parties continue settlement negotiations during the pendency of the appeal, however, we can provide no assurance that a settlement will be reached. We are uncertain as to potential liability or financial exposure, if any, which may be associated with these matters.

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

9) RELATIONSHIP WITH UNIVERSAL HEALTH REALTY INCOME TRUST AND OTHER RELATED PARTY TRANSACTIONS

Relationship with Universal Health Realty Income Trust:

At December 31, 2020, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. The advisory agreement was renewed by the Trust for 2021 at the same rate as the prior three years, providing for an advisory computation at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $4.1 million during 2020, $4.0 million during 2019 and $3.8 million during 2018.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust was $1.1 million during each of 2020 and 2019 and $1.4 million during 2018, which are included in other income, net, on the accompanying consolidated statements of income for each year. We received dividends from the Trust amounting to $2.2 million during 2020 and $2.1 million during each of 2019 and 2018.

The carrying value of our investment in the Trust was $5.4 million and $6.4 million at December 31, 2020 and 2019, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $50.6 million at December 31, 2020 and $92.4 million at December 31, 2019, based on the closing price of the Trust’s stock on the respective dates.

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

Total rent expense under the operating leases on the three wholly-owned hospital facilities with the Trust was $17.1 million, $16.4 million and $16.0 million during 2020, 2019 and 2018, respectively. Pursuant to the terms of the three wholly-owned hospital leases with the Trust, we have the option to renew the leases at the lease terms described above and below by providing notice to the Trust at least 90 days prior to the termination of the then current term. We also have the right to purchase the respective leased hospitals at their appraised fair market value upon any of the following: (i) at the end of the lease terms or any renewal terms; (ii) upon one month’s notice should a change of control of the Trust occur, or; (iii) within the time period as specified in the lease in the event that we provide notice to the Trust of our intent to offer a substitution property/properties in exchange for one (or more) of the three hospital properties leased from the Trust should we be unable to reach an agreement with the Trust on the properties to be substituted.  In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

The table below details the renewal options and terms for each of our three wholly-owned acute care hospital facilities leased from the Trust:

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

The existing lease on Southwest Healthcare System, Inland Valley Campus is scheduled to expire on December 31, 2021 and we are considering terminating the lease at that time.  As permitted pursuant to the terms of the lease, we have the right to purchase the leased property at its appraised fair market value at the end of the existing lease term.  However, we are planning to offer the Trust potential substitution properties, with a fair market value substantially equal to that of the existing leased property, in exchange for the Inland Valley Campus.  We expect to submit our proposal to the Trust, which is subject to the Trust’s approval, during the first quarter of 2021.  Should a property substitution agreement be reached with the Trust, we anticipate that the transaction would be effective December 31, 2021, upon expiration of the existing lease on the Inland Valley Campus.  We can provide no assurance that we will ultimately agree on a property substitution with the Trust in connection with the Inland Valley Campus.

In addition, certain of our subsidiaries are tenants in several medical office buildings (“MOBs”) and two free-standing emergency departments owned by the Trust or by limited liability companies in which the Trust holds 95% to 100% of the ownership interest.

During the third quarter of 2019, the Trust commenced construction on a new 75,000 rentable square feet MOB that is located on the campus of Texoma Medical Center, a hospital that is owned and operated by one of our subsidiaries. The construction on this MOB was substantially completed in December, 2020. In connection with this MOB, a master flex lease was executed between a wholly-owned subsidiary of ours and a Trust limited partnership that owns the MOB.  Pursuant to the terms of this master flex lease, our subsidiary will master lease approximately 50% of the rentable square feet of the MOB, allocated to specific floors of the building, which could be reduced during the term if certain conditions are met, for a ten-year term at an initial minimum annual rent of $644,000. As of December 31, 2020, as a result of fully executed leases between the Trust and third-party tenants, the master lease flex commitment has been reduced to 5,840 rentable square feet on the third floor of the MOB.

During the third quarter of 2019, a joint-venture agreement between us and a non-related third-party was finalized in connection with the development of a newly constructed behavioral health care facility located in Clive, Iowa.  Pursuant to the terms of the agreement, we hold a majority ownership interest in the venture and will act as manager of the facility when completed and opened.  This joint-venture also entered into an agreement with the Trust whereby a wholly-owned subsidiary of the Trust constructed the 108-bed behavioral health care hospital, which was substantially completed in December, 2020 and the property received a temporary certificate of occupancy on December 31, 2020.   Upon completion and issuance of the temporary certificate of occupancy, the joint venture lease from the Trust commenced pursuant to a 20-year, triple net lease with five, 10-year renewal options.  Construction of the approximately 82,000 square foot hospital was managed by a wholly-owned subsidiary of ours for an aggregate fee of approximately $750,000.   The approximate cost of the project is estimated at $35.1 million and the initial annual rent is estimated at approximately $2.5 million.

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of our chief executive officer (“CEO”) and his wife. As a result of these agreements, as amended in October, 2016, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $28 million in premiums, and certain trusts owned by our CEO, would pay approximately $9 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than approximately $37 million representing the $28 million of aggregate premiums paid by us as well as the $9 million of aggregate premiums paid by the trusts. In connection with these policies, we paid approximately $1.1 million, net, in premium payments during each of 2020, 2019 and 2018.

In August, 2015, Marc D. Miller, our President and Chief Executive Officer and member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance.  During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the

GPO. Also in connection with this GPO agreement, we received shares of restricted stock of Premier which vest ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO.  During the third quarter of 2020, we entered into an agreement with Premier pursuant to the terms of which, among other things, our ownership interest in Premier was converted into shares of Class A Common Stock of Premier.  We have elected to retain a portion of the previously vested shares of Premier, the market value of which is included in other assets on our consolidated balance sheet.  Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier on which the restrictions have lapsed was $78 million as of December 31, 2020 and $70 million as of December 31, 2019.  The $8 million increase in market value at December 31, 2020, as compared to December 31, 2019, is the result of $12 million of additional vested shares and $4 million of decreased market value. The $4 million decrease in market value of our vested Premier shares since December 31, 2020 was recorded as an unrealized loss and included in “Other (income) expense, net” in our consolidated statements of income for the year ended December 31, 2020.   Additionally, during 2020, Premier declared a quarterly cash dividend during each of the third and fourth quarters of $0.19 per share per quarter. Our share of the dividends for the year ended December 31, 2020 is approximately $800,000 and is included in “Other (income) expense, net” in our condensed consolidated statements of income for the year ended December 31, 2020.

A member of our Board of Directors and member of the Executive Committee and Finance Committee is a partner in Norton Rose Fulbright US LLP, a law firm engaged by us for a variety of legal services.  The Board member and his law firm also provide personal legal services to our Executive Chairman and acts as trustee of certain trusts for the benefit of our Executive Chairman and his family.

10) REVENUE RECOGNITION

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

The following table disaggregates our revenue by major source for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	For the year ended December 31, 2020
	Acute Care		Behavioral Health		Other	Total
Medicare	$1,242,268	20%	$448,323	9%		$1,690,591	15%
Managed Medicare	869,488	14%	235,442	5%		1,104,930	10%
Medicaid	551,551	9%	651,081	12%		1,202,632	10%
Managed Medicaid	491,234	8%	1,224,205	24%		1,715,439	15%
Managed Care (HMO and PPOs)	2,146,018	34%	1,280,919	25%		3,426,937	30%
UK Revenue	0	0%	584,000	11%		584,000	5%
Other patient revenue and adjustments, net	248,047	4%	497,297	10%		745,344	6%
Other non-patient revenue (a)	788,698	12%	287,455	6%	12,871	1,089,024	9%
Total Net Revenue	$6,337,304	100%	$5,208,722	100%	$12,871	11,558,897	100%

	For the year ended December 31, 2019
	Acute Care		Behavioral Health		Other	Total
Medicare	$1,336,200	22%	$553,045	11%		$1,889,245	17%
Managed Medicare	827,216	13%	220,543	4%		1,047,759	9%
Medicaid	519,508	8%	688,141	13%		1,207,649	11%
Managed Medicaid	560,029	9%	1,118,612	21%		1,678,641	15%
Managed Care (HMO and PPOs)	2,271,002	37%	1,363,815	26%		3,634,817	32%
UK Revenue	0	0%	553,831	11%		553,831	5%
Other patient revenue and adjustments, net	191,422	3%	505,144	10%		696,566	6%
Other non-patient revenue	459,183	7%	206,932	4%	3,636	669,751	6%
Total Net Revenue	$6,164,560	100%	$5,210,063	100%	$3,636	11,378,259	100%

	For the year ended December 31, 2018
	Acute Care		Behavioral Health		Other	Total
Medicare	$1,296,152	23%	$579,723	12%		$1,875,875	17%
Managed Medicare	730,387	13%	199,003	4%		929,390	9%
Medicaid	487,197	9%	696,421	14%		1,183,618	11%
Managed Medicaid	554,438	10%	975,567	19%		1,530,005	14%
Managed Care (HMO and PPOs)	2,093,890	37%	1,395,980	28%		3,489,870	32%
UK Revenue	0	0%	504,721	10%		504,721	5%
Other patient revenue and adjustments, net	167,570	3%	483,417	10%		650,987	6%
Other non-patient revenue	390,271	7%	204,042	4%	13,499	607,812	6%
Total Net Revenue	$5,719,905	100%	$5,038,874	100%	$13,499	10,772,278	100%

(a) The 2020 other non-patient revenue includes Acute Care CARES Act and other grant revenue of $316 million and Behavioral Health CARES Act and other grant revenue of $97 million.  As an accounting policy election, we have utilized ASC 958 by analogy to recognize funds received under the CARES Act from the Provider Relief Fund as revenue, given no direct authoritative guidance available to for-profit organizations to recognize revenue for government contributions and grants.  CARES Act revenues may be subject to future adjustments based on future changes to statutes.

11) PENSION PLAN

We maintain contributory and non-contributory retirement plans for eligible employees. Our contributions to the contributory plan amounted to $67.1 million, $56.3 million and $56.6 million in 2020, 2019 and 2018, respectively. The non-contributory plan is a defined benefit pension plan which covers employees of one of our subsidiaries. The benefits are based on years of service and the employee’s highest compensation for any five years of employment. Our funding policy is to contribute annually at least the minimum amount that should be funded in accordance with the provisions of ERISA.

For defined benefit pension plans, the benefit obligation is the “projected benefit obligation”, the actuarial present value, as of December 31 measurement date, of all benefits attributed by the pension benefit formula to employee service rendered to that date.  The amount of benefit to be paid depends on a number of future events incorporated into the pension benefit formula, including estimates of the average life of employees/survivors and average years of service rendered.  It is measured based on assumptions concerning future interest rates and future compensation levels. The following table shows the reconciliation of the defined benefit pension plan as of December 31, 2020 and 2019:

	2020	2019
	(000s)
Change in plan assets:
Fair value of plan assets at beginning of year	$120,287	$104,591
Actual return (loss) on plan assets	18,169	22,331
Benefits paid	(6,260)	(6,168)
Administrative expenses	(511)	(467)
Fair value of plan assets at end of year	$131,685	$120,287
Change in benefit obligation:
Benefit obligation at beginning of year	$117,556	$108,428
Service cost	$615	$725
Interest cost	$3,357	$4,237
Benefits paid	$(6,260)	$(6,168)
Actuarial (gain) loss	$7,969	$10,334
Benefit obligation at end of year	$123,237	$117,556
Amounts recognized in the Consolidated Balance Sheet:
Other non-current assets	$8,449	$2,731
Total amounts recognized at end of year	$8,449	$2,731

	2020	2019	2018
	(000s)
Components of net periodic cost (benefit)
Service cost	$615	$725	$689
Interest cost	3,357	4,237	4,063
Expected return on plan assets	(5,261)	(4,558)	(5,197)
Amortization of actuarial loss	—	1,533	—
Net periodic cost	$(1,289)	$1,937	$(445)

	2020	2019
Measurement Dates
Benefit obligations	12/31/2020	12/31/2019
Fair value of plan assets	12/31/2020	12/31/2019

	2020	2019
Weighted average assumptions as of December 31
Discount rate	2.08%	2.94%
Rate of compensation increase	4.00%	4.00%

	2020	2019	2018
Weighted-average assumptions for net periodic benefit cost calculations
Discount rate	2.94%	4.03%	3.60%
Expected long-term rate of return on plan assets	4.50%	4.50%	4.50%
Rate of compensation increase	4.00%	4.00%	4.00%

The “accumulated benefit obligation” for our pension plan represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels.  The accumulated benefit obligation for our plan was $123.2 million and $117.5 million as of December 31, 2020 and 2019, respectively. The fair value of plan assets exceeded the accumulated benefit obligation by $8.4 million and $2.7 million as of December 31, 2020 and 2019, respectively.

We estimate that there will be no net loss or prior service cost amortized from accumulated other comprehensive income during 2020.

The market values of our pension plan assets at December 31, 2020 and December 31, 2019, reported using net asset value as a practical expedient, by asset category are as follows:

	2020	2019
Equities:
U.S. Large Cap	$10,946	$9,867
U.S. Mid Cap	$3,403	$3,054
U.S. Small Cap	$3,581	$3,160
International Developed	$8,315	$7,317
Emerging Markets	$5,631	$4,957
Fixed income:
Core Fixed Income	$27,782	$25,390
Long Duration Fixed Income	$68,886	$63,515
Real Estate:
REIT Fund	$2,474	$2,372
Cash/Currency:
Cash Equivalents	$667	$655
Total market value	$131,685	$120,287

To develop the expected long-term rate of return on plan assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

The following table shows expected benefit payments for the years 2021 through 2030 for our defined pension plan. There will be benefit payments under this plan beyond 2030.

Estimated Future Benefit Payments (000s)
2021	$6,790
2022	6,889
2023	6,920
2024	6,915
2025	6,886
2026-2030	33,298
Total	$67,698

	2020	2019
Plan Assets
Asset Category
Equity securities	24%	24%
Fixed income securities	73%	74%
Other	3%	2%
Total	100%	100%

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

	As of 12/31/2020	Permitted Range
Total Equity	24%	10-30%
Total Fixed Income	73%	70-90%
Other	3%	0-10%

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

12) SEGMENT REPORTING

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including, but not limited to, information technology, purchasing, reimbursement, accounting and finance, taxation, legal, advertising and design and construction. The chief operating decision making group for our acute care services and behavioral health care services is comprised of our Chief Executive Officer, the President and the Presidents of each operating segment. The Presidents for each operating segment also manage the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in Note 1-Business and Summary of Significant Accounting Policies. The corporate overhead allocations, as reflected below, are utilized for internal reporting purposes and are comprised of each period’s projected corporate-level operating expenses (excluding interest expense). The overhead expenses are captured and allocated directly to each segment, to the extent possible, based upon each segment’s respective percentage of total operating expenses.

2020	Acute Care Hospital Services	Behavioral Health Services (a.)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$30,562,093	$9,718,934	$—	$40,281,027
Gross outpatient revenues	$16,272,520	$963,799	$—	$17,236,319
Total net revenues	$6,337,304	$5,208,722	$12,871	$11,558,897
Income (loss) before allocation of corporate overhead and income taxes	$693,427	$1,023,257	$(464,601)	$1,252,083
Allocation of corporate overhead	$(223,921)	$(170,849)	$394,770	$0
Income (loss) after allocation of corporate overhead and before income taxes	$469,506	$852,408	$(69,831)	$1,252,083
Total assets	$4,927,456	$7,044,617	$1,504,806	$13,476,879

2019	Acute Care Hospital Services	Behavioral Health Services (a.)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$28,430,922	$10,100,903	$—	$38,531,825
Gross outpatient revenues	$17,666,629	$1,066,704	$—	$18,733,333
Total net revenues	$6,164,560	$5,210,063	$3,636	$11,378,259
Income (loss) before allocation of corporate overhead and income taxes	$713,410	$900,965	$(548,038)	$1,066,337
Allocation of corporate overhead	$(230,166)	$(166,571)	$396,737	$0
Income (loss) after allocation of corporate overhead and before income taxes	$483,244	$734,394	$(151,301)	$1,066,337
Total assets	$4,405,643	$6,910,790	$351,817	$11,668,250

2018	Acute Care Hospital Services	Behavioral Health Services (a.)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$24,814,959	$9,735,521	$—	$34,550,480
Gross outpatient revenues	$14,967,313	$1,025,721	$—	$15,993,034
Total net revenues	$5,719,905	$5,038,874	$13,499	$10,772,278
Income (loss) before allocation of corporate overhead and income taxes	$708,680	$915,517	$(589,672)	$1,034,525
Allocation of corporate overhead	$(199,823)	$(161,282)	$361,105	$0
Income (loss) after allocation of corporate overhead and before income taxes	$508,857	$754,235	$(228,567)	$1,034,525
Total assets	$4,094,537	$6,786,369	$384,574	$11,265,480
(a.)

Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $584 million in 2020, $554 million in 2019 and $505 million in 2018.  Total assets at our U.K. behavioral health care facilities were approximately $1.334 billion as of December 31, 2020, $1.270 billion as of December 31, 2019 and $1.224 billion as of December 31, 2018. In addition, included in our 2019 Behavioral Health Services operating segment Income (loss) before allocation of corporate overhead and income taxes is a pre-tax $98 million provision for asset impairment to reduce the carrying value of a tradename intangible asset and real property assets. Included in our 2018 Behavioral Health Services operating segment Income (loss) before allocation of corporate overhead and income taxes is a pre-tax $49 million provision for asset impairment to reduce the carrying value of a tradename intangible asset.

13) QUARTERLY RESULTS (unaudited)

The quarterly financial data is prepared on the same basis as the audited annual financial statements, and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our results of operations for these periods. The following tables summarize the quarterly financial data for the two years ended December 31, 2020 and 2019:

2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Net revenues	$2,829,667	$2,729,754	$2,912,541	$3,086,935	$11,558,897
Net income	$144,460	$256,504	$244,092	$307,734	$952,790
Less: Net income attributable to noncontrolling interests	$2,423	$4,575	$2,813	$(974)	$8,837
Net income attributable to UHS	$142,037	$251,929	$241,279	$308,708	$943,953
Earnings per share attributable to UHS-Basic:
Total basic earnings per share	$1.64	$2.97	$2.84	$3.63	$11.06
Earnings per share attributable to UHS-Diluted:
Total diluted earnings per share	$1.64	$2.95	$2.82	$3.60	$10.99

 First Quarter:

•

an unfavorable after-tax impact of $770,000  or $.01 per diluted share, resulting from our January 1, 2017 adoption of ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”);

•	an unfavorable after-tax impact of $7.4 million or $.08 per diluted share, resulting from recording the unrealized loss on marketable securities held for sale.

Second Quarter:

•	an unfavorable after-tax impact of $505,000 or $.01 per diluted share, resulting from our January 1, 2017 adoption of ASU 2016-09;
•	a favorable after-tax impact of $2.2 million or $.03 per diluted share, resulting from recording the unrealized gain on marketable securities held for sale.

Third Quarter:

•	an unfavorable after-tax impact of $3.1 million or $.04 per diluted share, resulting from our January 1, 2017 adoption of ASU 2016-09;
•	an unfavorable after-tax impact of $2.1 million or $.02 per diluted share, resulting from recording the unrealized loss on marketable securities held for sale.

Fourth Quarter:

•	an unfavorable after-tax impact of $3.0 million or $.04 per diluted share, resulting from our January 1, 2017 adoption of ASU 2016-09;
•	a favorable after-tax impact of $3.9 million or $.05 per diluted share, resulting from recording the unrealized gain on marketable securities held for sale.

2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Net revenues	$2,804,391	$2,855,168	$2,822,453	$2,896,247	$11,378,259
Net income	$237,398	$241,265	$100,870	$248,010	$827,543
Less: Net income attributable to noncontrolling interests	$3,230	$2,945	$3,680	$2,834	$12,689
Net income attributable to UHS	$234,168	$238,320	$97,190	$245,176	$814,854
Earnings per share attributable to UHS-Basic:
Total basic earnings per share	$2.57	$2.67	$1.10	$2.81	$9.16
Earnings per share attributable to UHS-Diluted:
Total diluted earnings per share	$2.57	$2.66	$1.10	$2.79	$9.13

The 2019 quarterly financial data presented above includes the following:

First Quarter:

•	a favorable after-tax impact of $10.9 million, or $.12 per diluted share, resulting from our January 1, 2017 adoption of ASU 2016-09.

Second Quarter:

•

an unfavorable $11.0 million pre-tax impact ($8.4 million, or $.09 per diluted share, net of taxes) increase in the reserve established in connection with the discussions with the Department of Justice related to the civil aspects of the government’s investigation of certain of our behavioral health care facilities (“ DOJ Reserve”);

•	a favorable after-tax impact of $509,000, or $.01 per diluted share, resulting from our January 1, 2017 adoption of ASU 2016-09.

Third Quarter:

•	an unfavorable $6.2 million after-tax impact, or $.07 per diluted share recorded to provide income taxes on the portion of the DOJ reserve that is deemed non-deductible;
•	an unfavorable $97.6 million pre-tax impact ($74.6 million, or $.84 per diluted share, net of taxes) recorded in connection with provision for asset impairment.
•	a favorable after-tax impact of $1.7 million, or $.02 per diluted share, resulting from our January 1, 2017 adoption of ASU 2016-09.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at	Charges to	Balance
	beginning	costs and	at end
Valuation Allowance for Deferred Tax Assets:	of period	expenses	of period
Year ended December 31, 2020	$75,277	$(7,274)	$68,003
Year ended December 31, 2019	$79,264	$(3,987)	$75,277
Year ended December 31, 2018	$70,227	$9,037	$79,264