Form 10-Q
period 2021-03-31
UNIVERSAL HEALTH SERVICES INC
filed 2021-05-07
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of April 30, 2021:

Class A	6,577,100
Class B	77,972,436
Class C	661,688
Class D	18,191

UNIVERSAL HEALTH SERVICES, INC.

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2021. This Report modifies and supersedes documents filed prior to this Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Report.

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

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2021	2020
Net revenues	$3,012,987	$2,829,667
Operating charges:
Salaries, wages and benefits	1,497,773	1,432,669
Other operating expenses	709,708	689,790
Supplies expense	347,110	317,827
Depreciation and amortization	131,403	124,394
Lease and rental expense	31,324	28,293
	2,717,318	2,592,973
Income from operations	295,669	236,694
Interest expense, net	21,957	36,351
Other (income) expense, net	835	9,560
Income before income taxes	272,877	190,783
Provision for income taxes	63,807	46,323
Net income	209,070	144,460
Less: Net income (loss) attributable to noncontrolling interests	(21)	2,423
Net income attributable to UHS	$209,091	$142,037

Basic earnings per share attributable to UHS	$2.46	$1.64
Diluted earnings per share attributable to UHS	$2.43	$1.64

Weighted average number of common shares - basic	84,782	86,212
Add: Other share equivalents	1,014	243
Weighted average number of common shares and equivalents - diluted	85,796	86,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended March 31,
	2021	2020
Net income	$209,070	$144,460
Other comprehensive income (loss):
Foreign currency translation adjustment	(10,346)	(39,201)
Other comprehensive income (loss) before tax	(10,346)	(39,201)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(1,466)	(2,108)
Total other comprehensive income (loss), net of tax	(8,880)	(37,093)
Comprehensive income	200,190	107,367
Less: Comprehensive income (loss) attributable to noncontrolling interests	(21)	2,423
Comprehensive income attributable to UHS	$200,211	$104,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$764,502	$1,224,490
Accounts receivable, net	1,668,650	1,728,928
Supplies	193,961	190,417
Other current assets	157,052	138,034
Total current assets	2,784,165	3,281,869

Property and equipment	10,119,037	9,885,888
Less: accumulated depreciation	(4,623,435)	(4,512,764)
	5,495,602	5,373,124
Other assets:
Goodwill	3,886,973	3,882,715
Deferred income taxes	23,514	22,689
Right of use assets-operating leases	326,703	336,513
Deferred charges	4,782	4,985
Other	574,590	574,984
Total Assets	$13,096,329	$13,476,879

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$107,281	$331,998
Accounts payable and other liabilities	1,779,700	1,668,671
Medicare accelerated payments and deferred CARES Act and other grants	189,320	376,151
Operating lease liabilities	60,812	59,796
Federal and state taxes	102,266	44,423
Total current liabilities	2,239,379	2,481,039

Other noncurrent liabilities	476,377	458,549
Operating lease liabilities noncurrent	267,707	278,303
Medicare accelerated payments noncurrent	0	322,617
Long-term debt	3,505,822	3,524,253
Deferred income taxes	735	5,582
Redeemable noncontrolling interests	4,470	4,569

Equity:
UHS common stockholders’ equity	6,513,862	6,317,146
Noncontrolling interest	87,977	84,821
Total equity	6,601,839	6,401,967
Total Liabilities and Stockholders’ Equity	$13,096,329	$13,476,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months ended March 31, 2021

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2021	$4,569	$66	$778	$7	$0	$(479,503)	$6,747,678	$48,120	$6,317,146	$84,821	$6,401,967
Common Stock
Issued/(converted)	—	—	4	—	—	—	3,356	—	3,360	—	3,360
Repurchased	—	—	(1)	—	—	—	(7,463)	—	(7,464)	—	(7,464)
Restricted share-based compensation expense	—	—	—	—	—	—	2,862	—	2,862	—	2,862
Dividends paid	—	—	—	—	—	(17,018)	—	—	(17,018)	—	(17,018)
Stock option expense	—	—	—	—	—	—	14,765	—	14,765	—	14,765
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(4,525)	(4,525)
Purchase of ownership interests by minority members	—	—	—	—	—	—	—	—	—	7,603	7,603
Comprehensive income:
Net income to UHS / noncontrolling interests	(99)	—	—	—	—	—	209,091	—	209,091	78	209,169
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	(8,880)	(8,880)	—	(8,880)
Subtotal - comprehensive income	(99)	—	—	—	—	—	209,091	(8,880)	200,211	78	200,289
Balance, March 31, 2021	$4,470	$66	$781	$7	$0	$(496,521)	$6,970,289	$39,240	$6,513,862	$87,977	$6,601,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months ended March 31, 2020

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2020	$4,333	$66	$794	$7	$0	$(462,159)	$5,933,504	$31,893	$5,504,105	$74,766	$5,578,871
Common Stock
Issued/(converted)	—	—	2	—	—	—	3,110	—	3,112	—	3,112
Repurchased	—	—	(20)	—	—	—	(199,272)	—	(199,292)	—	(199,292)
Restricted share-based compensation expense	—	—	—	—	—	—	2,355	—	2,355	—	2,355
Dividends paid	—	—	—	—	—	(17,344)	—	—	(17,344)	—	(17,344)
Stock option expense	—	—	—	—	—	—	15,329	—	15,329	—	15,329
Distributions to noncontrolling interests	(500)	—	—	—	—	—	—	—	—	(5,234)	(5,234)
Comprehensive income:
Net income to UHS / noncontrolling interests	120	—	—	—	—	—	142,037	—	142,037	2,302	144,339
Foreign currency translation adjustments	—	—	—	—	—	—	—	(37,093)	(37,093)	—	(37,093)
Subtotal - comprehensive income	120	—	—	—	—	—	142,037	(37,093)	104,944	2,302	107,246
Balance, March 31, 2020	$3,953	$66	$776	$7	$0	$(479,503)	$5,897,063	$(5,200)	$5,413,209	$71,834	$5,485,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Three months ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$209,070	$144,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	131,403	124,394
Stock-based compensation expense	18,022	18,047
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	56,851	69,763
Accrued interest	10,133	(4,412)
Accrued and deferred income taxes	53,769	45,200
Other working capital accounts	82,663	73,929
Medicare accelerated payments and deferred CARES Act and other grants	(509,448)	-
Other assets and deferred charges	(17)	11,084
Other	2,623	(3,038)
Accrued insurance expense, net of commercial premiums paid	35,467	49,559
Payments made in settlement of self-insurance claims	(18,741)	(26,924)
Net cash provided by operating activities	71,795	502,062

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(247,459)	(184,102)
Inflows (outflows) from foreign exchange contracts that hedge our net U.K. investment	(14,264)	51,691
Decrease in capital reserves of commercial insurance subsidiary	100	-
Costs incurred for purchase and implementation of information technology applications	(575)	(1,857)
Investment in, and advances to, joint ventures and other	(129)	(751)
Net cash used in investing activities	(262,327)	(135,019)

Cash Flows from Financing Activities:
Reduction of long-term debt	(251,830)	(185,098)
Additional borrowings	-	5,453
Repurchase of common shares	(7,464)	(172,092)
Dividends paid	(17,018)	(17,344)
Issuance of common stock	3,357	3,002
Profit distributions to noncontrolling interests	(4,525)	(5,735)
Purchase of ownership interests by minority members	7,603	-
Net cash used in financing activities	(269,877)	(371,814)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	423	(1,673)

Decrease in cash, cash equivalents and restricted cash	(459,986)	(6,444)
Cash, cash equivalents and restricted cash, beginning of period	1,279,154	105,667
Cash, cash equivalents and restricted cash, end of period	$819,168	$99,223

Supplemental Disclosures of Cash Flow Information:
Interest paid	$11,421	$39,483
Income taxes paid, net of refunds	$8,654	$6,783
Noncash purchases of property and equipment	$60,124	$58,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended March 31, 2021. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

The condensed consolidated interim financial statements include the accounts of our majority-owned subsidiaries and partnerships and limited liability companies controlled by us, or our subsidiaries, as managing general partner or managing member. The condensed consolidated interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments (consisting only of normal recurring adjustments) which, in our opinion, are necessary to fairly state results for the interim periods. Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, significant accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

The impact of the COVID-19 pandemic, which began during the second half of March, 2020, has had a material unfavorable effect on our operations and financial results since that time. The COVID-19 vaccination process commenced during the first quarter of 2021 and, while we expect the administration of vaccines will assist in easing the number of COVID-19 patients, the pace of distribution and the portion of the population that will ultimately become vaccinated is difficult to predict. The extent to which the COVID-19 pandemic and measures taken in response thereto impact our business, results of operations and financial condition will depend on numerous factors and future developments, most of which are beyond our control or ability to predict. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We are not able to fully quantify the impact that these factors will have on our future financial results.

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

During the first quarter of 2021, we received approximately $188 million of additional funds from the federal government in connection with the CARES Act. We expect to return the $188 million of funds to the appropriate government agencies in May, 2021 utilizing a portion of our cash and cash equivalents held on deposit. Since our intent was to return these funds, our results of operations for the first quarter ended March 31, 2021 include no impact from the receipt of the funds.

Also, in March of 2021, we funded the early repayment of $695 million of funds received during 2020 pursuant to the Medicare Accelerated and Advance Payment Program. These funds were returned to the government utilizing a portion of our cash and cash equivalents held on deposit.

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At March 31, 2021, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. The advisory agreement was amended and restated effective January 1, 2019. The advisory agreement was renewed by the Trust for 2021 at the same rate as the prior three years, providing for an advisory fee computation at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $1.1 and $1.0 million during the three-month periods ended March 31, 2021 and 2020, respectively.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust, which is included in other income, net, on the accompanying consolidated statements of income for each period was approximately $300,000 during each of the three-month periods ended March 31, 2021 and 2020. We received dividends from the Trust amounting to $547,000 and $540,000 during the three-month periods ended March 31, 2021 and 2020, respectively. The carrying value of our investment in the Trust was approximately $5.1 million and $5.4 million at March 31, 2021 and December 31, 2020, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $53.4 million at March 31, 2021 and $50.6 million at December 31, 2020, based on the closing price of the Trust’s stock on the respective dates.

The Trust commenced operations in 1986 by purchasing certain properties from us and immediately leasing the properties back to our respective subsidiaries. Most of the leases were entered into at the time the Trust commenced operations and provided for initial terms of 13 to 15 years with up to six additional 5-year renewal terms.   Each lease also provides for additional or bonus rents as discussed below. The base rents are paid monthly and the bonus rents are computed and paid on a quarterly basis, based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. The leases with those subsidiaries are unconditionally guaranteed by us and are cross-defaulted with one another.

Total rent expense under the operating leases on the three wholly-owned hospital facilities with the Trust was approximately $4 million during each of the three months ended March 31, 2021 and 2020.  Pursuant to the terms of the three wholly-owned hospital leases with the Trust, we have the option to renew the leases at the lease terms described above and below by providing notice to the Trust at least 90 days prior to the termination of the then current term.  We also have the right to purchase the respective leased hospitals at their appraised fair market value upon any of the following: (i) at the end of the lease terms or any renewal terms; (ii) upon one month’s notice should a change of control of the Trust occur, or; (iii) within the time period as specified in the lease in the event that we provide notice to the Trust of our intent to offer a substitution property/properties in exchange for one (or more) of the three hospital properties leased from the Trust should we be unable to reach an agreement with the Trust on the properties to be substituted.  In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

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

In addition, we are the managing majority member in a joint venture that operates a newly constructed, and recently opened, 100-bed behavioral health care facility located in Clive, Iowa. The real property of this facility is leased from the Trust pursuant to the terms of a triple net lease with an initial term of 20 years with five, 10-year renewals.

As previously disclosed, a wholly-owned subsidiary of ours has notified the Trust that it is planning to terminate the existing lease on Southwest Healthcare System, Inland Valley Campus, upon the scheduled expiration of the current lease term on December 31, 2021. As permitted pursuant to the terms of the lease, we have the right to purchase the leased property at its appraised fair market value at the end of the existing lease term. However, we have proposed exchanging potential substitution properties, with an aggregate fair market value substantially equal to that of Southwest Healthcare System, Inland Valley Campus, in return for the real estate assets of the Inland Valley Campus. The proposed substitution properties consist of one acute care hospital (including a behavioral health pavilion) and a newly constructed behavioral health hospital. The Independent Trustees (of the Board of Trustees) of the Trust have approved the proposed property substitution subject to satisfactory due diligence and completion of definitive agreements. The effective date of the property substitution is expected to coincide with the scheduled lease maturity date of December 31, 2021.

Certain of our subsidiaries are tenants in several medical office buildings and two free-standing emergency departments (“FEDs”) owned by the Trust or by limited liability companies in which the Trust holds 95% to 100% of the ownership interest.

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of Alan B. Miller (our Executive Chairman of the Board) and his wife. As a result of these agreements, as amended in October, 2016, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $28 million in premiums, and certain trusts owned by our Executive Chairman of the Board, would pay approximately $9 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than approximately $37 million representing the $28 million of aggregate premiums paid by us as well as the $9 million of aggregate premiums paid by the trusts. In connection with these policies, we will pay/we paid approximately $1.0 million and $1.1 million, net, in premium payments during the 2021 and 2020 years, respectively.

In August, 2015, Marc D. Miller, our President and Chief Executive Officer member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance.  During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO. Also in connection with this GPO agreement, we received shares of restricted stock of Premier which vested ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO. During the third quarter of 2020, we entered into an agreement with Premier pursuant to the terms of which, among other things, our ownership interest in Premier was converted into shares of Class A Common Stock of Premier. We have elected to retain a portion of the previously vested shares of Premier, the market value of which is included in other assets on our consolidated balance sheet. Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier on which the restrictions have lapsed was $76 million as of March 31, 2021 and $78 million as of December 31, 2020.  The $2 million decrease in market value of our vested Premier shares since December 31, 2020 was recorded as an unrealized loss and included in “Other (income) expense, net” in our condensed consolidated statements of income for the three-month period ended March 31, 2021.   Additionally, during the first quarter of 2021, Premier declared a quarterly cash dividend of $0.19 per share. Our share of the dividend for the quarter ended March 31, 2021 is approximately $400,000 and is included in “Other (income) expense, net” in our condensed consolidated statements of income for the three-month period ended March 31, 2021.

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

As of March 31, 2021, outside owners held noncontrolling, minority ownership interests of: (i) 20% in an acute care facility located in Washington, D.C.; (ii) approximately 11% in an acute care facility located in Texas; (iii) 20%, 30% and 20% in three behavioral health care facilities located in Pennsylvania, Ohio and Washington, respectively, and; (iv) approximately 5% in an acute care facility located in Nevada.  The noncontrolling interest and redeemable noncontrolling interest balances of $88 million and $4 million, respectively, as of March 31, 2021, consist primarily of the third-party ownership interests in these hospitals.

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

The Sixth Amendment to the Senior Credit Agreement, among other things: (i) increased the aggregate amount of the revolving credit facility to $1 billion; (ii) increased the aggregate amount of the tranche A term loan commitments to $2 billion, and; (iii) extended the maturity date of the revolving credit and tranche A term loan facilities to October 23, 2023 from August 7, 2019.

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

As of March 31, 2021, we had no borrowings outstanding pursuant to our $1 billion revolving credit facility and we had $997 million of available borrowing capacity net of $3 million of outstanding letters of credit.

Pursuant to the terms of the Sixth Amendment, the tranche A term loan, which had $1.875 billion of borrowings outstanding as of March 31, 2021, provides for installment payments of $25 million per quarter until maturity in October of 2023, when all outstanding amounts will be due.

The tranche B term loan, which had approximately $489 million of borrowings outstanding as of March 31, 2021, provides for installment payments of $1.25 million per quarter which are scheduled to continue until maturity in October of 2025, when all outstanding amounts will be due.

Borrowings under the Senior Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.375% to 0.625% for revolving credit and term loan A borrowings and 0.75% for tranche B borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.375% to 1.625% for revolving credit and term loan A borrowings and 1.75% for the tranche B term loan. As of March 31, 2021, the applicable margins were 0.375% for ABR-based loans and 1.375% for LIBOR-based loans under the revolving credit and term loan A facilities.  The revolving credit facility includes a $125 million sub-limit for letters of credit. The Senior Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Senior Credit Agreement includes a material adverse change clause that must be represented at each draw. The Senior Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We are in compliance with all required covenants as of March 31, 2021 and December 31, 2020.

In March, 2021, we provided notice to the group of conduit lenders, liquidity banks, and PNC Bank, National Association, as administrative agent, in connection with our $450 million accounts receivable securitization program (“Securitization”), expressing our intent to terminate the aggregate borrowing commitments under the facility, which occurred effective as of March 31, 2021. The Securitization was amended as of April 26, 2021 (the eighth amendment) to: (i) reduce the aggregate borrowing commitments to $20 million; (ii) slightly reduce the borrowing rates and commitment fee, and; (iii) extend the maturity date to April 25, 2022.  Substantially all other material terms and conditions remained unchanged.

As of March 31, 2021, we had combined aggregate principal of $1.2 billion from the following senior secured notes:

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

At March 31, 2021, the carrying value and fair value of our debt were each approximately $3.6 billion. At December 31, 2020, the carrying value and fair value of our debt were each approximately $3.9 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Cash Flow Hedges:

During the three-month period ended March 31, 2021 and the year ended December 31, 2020, we had no cash flow hedges outstanding.

Foreign Currency Forward Exchange Contracts:

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. In connection with these forward exchange contracts, we recorded net cash outflows of $14 million during the three-month period ended March 31, 2021 and net cash inflows of $52 million during the three-month period ended March 31, 2020.

Derivatives Hedging Relationships:

The following table presents the effects of our foreign currency foreign exchange contracts on our results of operations for the three-month periods ended March 31, 2021 and 2020 (in thousands):

	Gain/(Loss) recognized in AOCI
	Three months ended
	March 31,	March 31,
	2021	2020
Net Investment Hedge relationships
Foreign currency foreign exchange contracts	$(21,114)	$40,546

No other gains or losses were recognized in income related to derivatives in Subtopic 815-20.

Cash, Cash Equivalents and Restricted Cash:

Cash, cash equivalents, and restricted cash as reported in the condensed consolidated statements of cash flows are presented separately on our condensed consolidated balance sheets as follows (in thousands):

	March 31,		March 31,
	2021		2020
Cash and cash equivalents	$764,502		$54,619
Restricted cash and cash equivalents (a)	54,666		44,604
Total cash, cash equivalents and restricted cash	$819,168	(b)	$99,223

(a) Restricted cash and cash equivalents is included in other assets on the accompanying consolidated balance sheet.
(b) Consists primarily of short-term cash accounts on which interest is being earned at various annual rates ranging from 0.20% to 0.35%.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	March 31, 2021	Location	Level 1	Level 2	Level 3
Assets:
Term Deposit	250,000	Cash and cash equivalents		250,000
Money market mutual funds	119,400	Cash and cash equivalents	119,400
Money market mutual funds	70,974	Other assets	70,974
Certificates of deposit	2,200	Other assets		2,200
Available for sale securities	75,576	Other assets	75,576
Deferred compensation assets	42,702	Other assets	42,702
Foreign currency exchange contracts	3,136	Other current assets		3,136
	$563,988		308,652	255,336	-
Liabilities:
Deferred compensation liability	42,702	Other noncurrent liabilities	42,702
	$42,702		42,702	-	-

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2020	Location	Level 1	Level 2	Level 3
Assets:
Term Deposit	540,000	Cash and cash equivalents		540,000
Money market mutual funds	37,100	Cash and cash equivalents	37,100
Money market mutual funds	70,995	Other assets	70,995
Certificates of deposit	2,300	Other assets		2,300
Available for sale securities	78,367	Other assets	78,367
Deferred compensation assets	42,044	Other assets	42,044
Foreign currency exchange contracts	9,987	Other current assets		9,987
	$780,793		228,506	552,287	-
Liabilities:
Deferred compensation liability	$42,044	Other noncurrent liabilities	42,044
	$42,044		42,044	-	-

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

As of March 31, 2021, in addition to the $369 million reflected above in cash and cash equivalents, we have approximately $380 million of other cash accounts that earn interest at variable rates ranging from .20% to .25%.

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

As of March 31, 2021, the total accrual for our professional and general liability claims was $278 million, of which $74 million was included in current liabilities.  As of December 31, 2020, the total accrual for our professional and general liability claims was $264 million, of which $74 million was included in current liabilities.

As a result of unfavorable trends experienced during 2020, included in our results of operations during the first quarter of 2020, was a $20 million increase to our reserves related to prior years for self-insured professional and general liability claims. Our results of operations during the first quarter of 2021 were not materially impacted by adjustments to our prior year reserves for professional and general liability claims. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimates of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Given our significant self-insured exposure for professional and general liability claims, there can be no assurance that a sharp increase in the number and/or severity of claims asserted against us will not have a material adverse effect on our future results of operations.

As of March 31, 2021, the total accrual for our workers’ compensation liability claims was $107 million, $55 million of which was included in current liabilities. As of December 31, 2020, the total accrual for our workers’ compensation liability claims was $105 million, $55 million of which was included in current liabilities.

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

Certain legal matters are described below:

Litigation:

Shareholder Class Action

In December 2016 a purported shareholder class action lawsuit was filed in U.S. District Court for the Central District of California against UHS and certain UHS officers alleging violations of the federal securities laws. The case was originally filed as Heed v. Universal Health Services, Inc. et. al. (Case No. 2:16-CV-09499-PSG-JC). The court subsequently appointed Teamsters Local 456 Pension Fund and Teamsters Local 456 Annuity Fund to serve as lead plaintiffs.  The case has been transferred to the U.S. District Court for the Eastern District of Pennsylvania and the style of the case has been changed to Teamsters Local 456 Pension Fund, et. al. v. Universal Health Services, Inc. et. al. (Case No. 2:17-CV-02817-LS). In September, 2017, Teamsters Local 456 Pension Fund filed an amended complaint. The amended class action complaint alleges violations of federal securities laws relating to disclosures made in public filings associated with alleged practices and operations at our behavioral health facilities.  Plaintiffs seek monetary damages for shareholders during the defined class period as a result of the decrease in share price following various public disclosures or reports. In December, 2017, we filed a motion to dismiss the amended complaint. In August, 2019, the court granted our motion to dismiss. Plaintiffs subsequently filed a motion with the court seeking leave to file a second amended complaint. In April, 2020, the court denied Plaintiffs’ motion to file a second amended complaint. Plaintiffs filed an appeal with the 3rd Circuit Court of Appeals. During the fourth quarter of 2020, and during the pendency of the appeal, we reached an agreement to settle this matter, pending final court approval. The net settlement amount, after anticipated commercial insurance proceeds, did not have a material impact on our consolidated financial statements for the year ended December 31, 2020.  The settlement is not an admission of liability.

Shareholder Derivative Cases

In March 2017, a shareholder derivative suit was filed by plaintiff David Heed in the Court of Common Pleas of Philadelphia County. A notice of removal to the United States District Court for the Eastern District of Pennsylvania was filed (Case No. 2:17-cv-01476-LS). Plaintiff filed a motion to remand. In December 2017, the Court denied plaintiff’s motion to remand and retained the case in federal court. In May, June and July 2017, additional shareholder derivative suits were filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in those cases are: Central Laborers’ Pension Fund (Case No. 17-cv-02187-LS); Firemen’s Retirement System of St. Louis (Case No. 17—cv-02317-LS); Waterford Township Police & Fire Retirement System (Case No. 17-cv-02595-LS); and Amalgamated Bank Longview Funds (Case No. 17-cv-03404-LS). The Fireman’s Retirement System case has since been voluntarily dismissed. The federal court consolidated all of the cases pending in the Eastern District of Pennsylvania and appointed co-lead plaintiffs and co-lead counsel. Lead Plaintiffs filed a consolidated, amended complaint. We filed a motion to dismiss the amended complaint.  In addition, a shareholder derivative case was filed in Chancery Court in Delaware by the Delaware County Employees’ Retirement Fund (Case No. 2017-0475-JTL). In December 2017, the Chancery Court stayed this case pending resolution of other contemporaneous matters. Each of these cases have named certain current and former members of the Board of Directors individually and certain officers of Universal Health Services, Inc. as defendants.  UHS has also been named as a nominal defendant in these cases. The derivative cases make substantially similar allegations and claims as the shareholder class action relating to practices at our behavioral health facilities and board and corporate oversight of these facilities as well as claims relating to the stock trading by the individual defendants and company repurchase of shares during the relevant time period. The cases make claims of breaches of fiduciary duties by the named board members and officers; alleged violations of federal securities laws; and common law causes of action against the individual defendants including unjust enrichment, corporate waste, abuse of control, constructive fraud and gross mismanagement. The cases seek monetary damages allegedly incurred by the company; restitution and disgorgement of profits, benefits and other compensation from the individual defendants and various forms of equitable relief relating to corporate governance matters. In August, 2019, the court granted our motion to dismiss. Plaintiffs subsequently filed a motion with the court seeking leave to file a second amended complaint.  In April, 2020, the court denied Plaintiffs motion to file a second amended complaint. Plaintiffs filed an appeal with the 3rd Circuit Court of Appeals. The defendants deny liability and intend to defend these cases vigorously. The parties continue settlement negotiations during the pendency of the appeal, however, we can provide no assurance that a settlement will be reached. We are uncertain as to potential liability or financial exposure, if any, which may be associated with these matters.

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

Boley, et al. v. UHS, et al.

Former UHS subsidiary facility employees Mary K. Boley, Kandie Sutter, and Phyllis Johnson, individually and on behalf of a putative class of participants in the UHS Retirement Savings Plan (the “Plan”), filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania against UHS, the Board of Directors of UHS, and the “Plan Committee” of UHS (Case No. 2:20-cv-02644).  In subsequent amended complaints, Plaintiffs have dropped the Board of Directors and the “Plan Committee” as defendants and added the UHS Retirement Plans Investment Committee as a new defendant.  Plaintiffs allege that UHS breached its fiduciary duties under the Employee Retirement Income Security Act (“ERISA”) by offering to participants in the Plan overly expensive investment options when less expensive investment options were available in the marketplace; caused participants to pay excessive recordkeeping fees associated with the Plan; breached its duty to monitor appointed fiduciaries and: in the alternative, engaged in a “knowing breach of trust” separate from the alleged violations under ERISA.  UHS disputes Plaintiffs’ allegations and is actively defending against Plaintiffs’ claims.  UHS’ motion for partial dismissal of Plaintiffs’ claims was denied by the Court.  In March 2021, the Court granted Plaintiffs’ motion for class certification.  We are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.  We maintain commercial insurance coverage for claims of this nature, subject to specified deductibles and limitations.

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

(7) Segment Reporting

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including, but not limited to, information technology, purchasing, reimbursement, accounting and finance, taxation, legal, advertising and design and construction. The chief operating decision making group for our acute care services and behavioral health care services is comprised of our Chief Executive Officer, the President and the Presidents of each operating segment. The Presidents for each operating segment also manage the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2020. The corporate overhead allocations, as reflected below, are utilized for internal reporting purposes and are comprised of each period’s projected corporate-level operating expenses (excluding interest expense). The overhead expenses are captured and allocated directly to each segment to the extent possible, and overhead expenses incurred on behalf of both segments are captured and allocated to each segment based upon each segment’s respective percentage of total operating expenses.

	Three months ended March 31, 2021
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$9,119,184	$2,473,565	$-	$11,592,749
Gross outpatient revenues	$4,580,720	$246,764	$-	$4,827,484
Total net revenues	$1,694,542	$1,315,337	$3,108	$3,012,987
Income/(loss) before allocation of corporate overhead and income taxes	$173,118	$231,325	$(131,566)	$272,877
Allocation of corporate overhead	$(58,107)	$(42,950)	$101,057	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$115,011	$188,375	$(30,509)	$272,877
Total assets as of March 31, 2021	$4,957,253	$7,090,291	$1,048,785	$13,096,329

	Three months ended March 31, 2020
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$7,821,472	$2,525,539	$0	$10,347,011
Gross outpatient revenues	$4,681,741	$259,739	$0	$4,941,480
Total net revenues	$1,521,049	$1,306,109	$2,509	$2,829,667
Income/(loss) before allocation of corporate overhead and income taxes	$103,537	$237,683	$(150,437)	$190,783
Allocation of corporate overhead	$(55,973)	$(42,730)	$98,703	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$47,564	$194,953	$(51,734)	$190,783
Total assets as of March 31, 2020	$4,387,355	$6,871,852	$361,219	$11,620,426

(a)

Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $165 million and $137 million for the three-month periods ended March 31, 2021 and 2020, respectively.  Total assets at our U.K. behavioral health care facilities were approximately $1.355 billion and $1.197 billion as of March 31, 2021 and 2020, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2021	2020
Basic and Diluted:
Net income attributable to UHS	$209,091	$142,037
Less: Net income attributable to unvested restricted share grants	(552)	(373)
Net income attributable to UHS – basic and diluted	$208,539	$141,664

Weighted average number of common shares - basic	84,782	86,212
Net effect of dilutive stock options and grants based on the treasury stock method	1,014	243
Weighted average number of common shares and equivalents - diluted	85,796	86,455
Earnings per basic share attributable to UHS:	$2.46	$1.64
Earnings per diluted share attributable to UHS:	$2.43	$1.64

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 4.6 million for the three months ended March 31, 2021 and 5.9 million for the three months ended March 31, 2020. All classes of our common stock have the same dividend rights.

The decrease in our basic and diluted weighted number of common shares outstanding for the three months ended March 31, 2021, as compared to the comparable prior year three months, was due primarily to the impact of shares repurchased by us.

Stock-Based Compensation:

During the three-month periods ended March 31, 2021 and 2020, pre-tax compensation cost of $14.8 million and $15.3 million, respectively, was recognized related to outstanding stock options.  In addition, during the three-month periods ended March 31, 2021 and 2020, pre-tax compensation cost of approximately $2.9 million and $2.4 million (net of cancellations), respectively, was recognized related to restricted stock. As of March 31, 2021 there was approximately $182.2 million of unrecognized compensation cost related to unvested options and restricted stock awards and units which is expected to be recognized over the remaining weighted average vesting period of 3.1 years. There were 2,389,902 stock options granted during the first three months of 2021 (including 406,982 stock options granted at a 10% market price premium) with a weighted-average grant date fair value of $39.65 per option. There were 150,860 shares of restricted shares and restricted units granted during the first three months of 2021 with a weighted-average grant date fair value of $138.80 per share.

The expense associated with stock-based compensation arrangements is a non-cash charge. In the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $18.0 million during each of the three month periods ended March 31, 2021 and 2020.

(9) Dispositions and acquisitions

Three-month period ended March 31, 2021:

Acquisitions:

During the first three months of 2021, there were no acquisitions.

Divestitures:

During the first three months of 2021, there were no divestitures.

Three-month period ended March 31, 2020:

Acquisitions:

During the first three months of 2020, there were no acquisitions.

Divestitures:

During the first three months of 2020, there were no divestitures.

(10) Dividends

We declared and paid dividends of $17.0 million, or $.20 per share, during the first quarter of 2021 and $17.3 million, or $.20 per share during the first quarter of 2020.

(11) Income Taxes

Our effective income tax rates were 23.4% and 24.3% during the three-month periods ended March 31, 2021 and 2020, respectively.  The decrease in our effective tax rate during the three months ended March 31, 2021, compared with the same period in 2020, was primarily due to a $2 million decrease in our provision for income taxes attributable to employee share-based payments which decreased our provision for income taxes by approximately $1 million during the first quarter of 2021 as compared to less than $1 million increase during the first quarter of 2020.

The global intangible low-taxed income (“GILTI”) provisions from the TCJA-17 require the inclusion of the earnings of certain foreign subsidiaries in excess of an acceptable rate of return on certain assets of the respective subsidiaries in our U.S. tax return for tax years beginning after December 31, 2017.  An accounting policy election was made during 2018 to treat taxes related to GILTI as a period cost when the tax is incurred. We recorded a GILTI tax provision of zero for the three months ended March 31, 2021 and 2020.

As of January 1, 2021, our unrecognized tax benefits were approximately $2 million. The amount, if recognized, that would favorably affect the effective tax rate is approximately $2 million. During the three months ended March 31, 2021, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of March 31, 2021, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for 2017 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months.  It is reasonably possible that the amount of uncertain tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

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

The following table disaggregates our revenue by major source for the three-month periods ended March 31, 2021 and 2020 (in thousands):

	For the three months ended March 31, 2021
	Acute Care		Behavioral Health		Other	Total
Medicare	$335,513	20%	$88,492	7%		$424,005	14%
Managed Medicare	275,560	16%	57,542	4%		333,102	11%
Medicaid	111,641	7%	153,140	12%		264,781	9%
Managed Medicaid	135,498	8%	334,758	25%		470,256	16%
Managed Care (HMO and PPOs)	598,810	35%	348,744	27%		947,554	31%
UK Revenue	0	0%	164,666	13%		164,666	5%
Other patient revenue and adjustments, net	94,250	6%	120,283	9%		214,533	7%
Other non-patient revenue	143,270	8%	47,712	4%	3,108	194,090	6%
Total Net Revenue	$1,694,542	100%	$1,315,337	100%	$3,108	$3,012,987	100%

	For the three months ended March 31, 2020
	Acute Care		Behavioral Health		Other	Total
Medicare	$326,025	21%	$119,617	9%		$445,642	16%
Managed Medicare	221,991	15%	59,238	5%		281,229	10%
Medicaid	127,959	8%	175,018	13%		302,977	11%
Managed Medicaid	123,455	8%	302,557	23%		426,012	15%
Managed Care (HMO and PPOs)	540,737	36%	340,687	26%		881,424	31%
UK Revenue	0	0%	136,850	10%		136,850	5%
Other patient revenue and adjustments, net	64,599	4%	123,060	9%		187,659	7%
Other non-patient revenue	116,283	8%	49,082	4%	2,509	167,874	6%
Total Net Revenue	$1,521,049	100%	$1,306,109	100%	$2,509	$2,829,667	100%

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

Supplemental cash flow information related to leases for the three-month periods ended March 31, 2021 and 2020 are as follows (in thousands):

	Three months ended March 31,
	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$31,043	$28,227
Operating cash flows from finance leases	$1,184	$489
Financing cash flows from finance leases	$697	$628

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,907	$29,112
Finance leases	$7,690	$-

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

As of March 31, 2021, we owned and/or operated 361 inpatient facilities and 39 outpatient and other facilities including the following located in 38 states, Washington, D.C., the United Kingdom and Puerto Rico:

Acute care facilities located in the U.S.:

•	26 inpatient acute care hospitals;
•	17 free-standing emergency departments, and;
•	6 outpatient centers & 1 surgical hospital.

Behavioral health care facilities (335 inpatient facilities and 15 outpatient facilities):

Located in the U.S.:

•	186 inpatient behavioral health care facilities, and;
•	12 outpatient behavioral health care facilities.

Located in the U.K.:

•	146 inpatient behavioral health care facilities, and;
•	3 outpatient behavioral health care facilities.

Located in Puerto Rico:

•	3 inpatient behavioral health care facilities.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 56% and 54% during the three-month periods ended March 31, 2021 and 2020, respectively. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 44% and 46% of our consolidated net revenues during the three-month periods ended March 31, 2021 and 2020, respectively.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $165 million and $137 million during the three-month periods ended March 31, 2021 and 2020, respectively.  Total assets at our U.K. behavioral health care facilities were approximately $1.355 billion as of March 31, 2021 and $1.334 billion as of December 31, 2020.

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

Forward-Looking Statements and Risk Factors

You should carefully review the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. This Quarterly Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.  In evaluating those statements, you should specifically consider various factors, including the risks related to healthcare industry trends and those set forth in Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements and Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 (“Form 10-K”) and in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements and Risk Factors, as included herein.

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

•

the COVID-19 pandemic has adversely impacted and is likely to further adversely impact us, our employees, our patients, our vendors and supply chain partners, and financial institutions, which could continue to have a material adverse effect on our business, results of operations and financial condition. In an effort to slow the spread of the disease, since March, 2020, at various times, most state and local governments mandated general “shelter-in-place” orders or other similar restrictions that require or strongly encourage social distancing and, face coverings, and that have closed or limited non-essential business activities. Some of these restrictions remain in place. Additionally, evidence suggests that individuals may be deciding to forego medical care delivered in traditional venues. These dynamics have manifested themselves in our hospitals in, among other ways, reduced emergency room visits, elective/scheduled procedures and acute and behavioral health patient days.  While such measures are expected to assist in responding to the recent outbreak, self-quarantines, shelter-in-place orders, and suspension of voluntary procedures and surgeries have had, and will likely continue to have, an adverse impact on the operations and financial position of health care provider systems due to increased costs (including labor costs which have been pressured during the COVID-19 pandemic due to a shortage of clinicians and increased wage rates resulting from increased demand for those services), actual reduction and potential reduction in overall patient volume, and shifts in payor mix. Despite these measures, there have been waves of escalated COVID-19 cases at various times, including the fourth quarter of 2020 and into the first quarter of 2021, in many states in the U.S., including many states in which we operate hospitals. The COVID-19 vaccination process commenced during the first quarter of 2021 and, while we expect that the administration of vaccines will assist in easing the number of COVID-19 patients, the pace of distribution and the portion of the population that ultimately become vaccinated is difficult to predict. The extent to which the COVID-19 pandemic and measures taken in response thereto impact our business, results of operations and financial condition will depend on numerous factors and future developments, most of which are beyond our control or ability to predict. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We are not able to fully quantify the impact that these factors will have on our future financial results, but expect developments related to the COVID-19 pandemic to materially affect our financial performance in 2021. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts on our financial condition and our results of operations as a result of its macroeconomic impact, including any recession that has occurred or may occur in the future, and many of our known risks described in the Risk Factors in our Form 10-K;

•

the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), a stimulus package signed into law on March 27, 2020, authorizes $100 billion in grant funding to hospitals and other healthcare providers to be distributed through the Public Health and Social Services Emergency Fund (the “PHSSEF”).  These funds are not required to be repaid provided the recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using PHSSEF funds to reimburse expenses or losses that other sources are obligated to reimburse. However, since the expenses and losses will be ultimately measured over the life of the COVID-19 pandemic, potential retrospective unfavorable adjustments in future periods, of funds recorded as revenues in prior periods, could occur. The U.S. Department of Health and Human Services (“HHS”) initially distributed $30 billion of this funding based on each provider’s share of total Medicare fee-for-service reimbursement in 2019.  Subsequently, HHS determined that CARES Act funding (including the $30 billion already distributed) would be allocated proportional to providers’ share of 2018 net patient revenue. We have received payments from these initial distributions of the PHSSEF as disclosed herein.  HHS has indicated that distributions of the remaining $50 billion will be targeted primarily to hospitals in COVID-19 high impact areas, to rural providers, safety net hospitals and certain Medicaid providers and to reimburse providers for COVID-19 related treatment of uninsured patients. We have received payments from these targeted distributions of the PHSSEF, as disclosed herein. The CARES Act also makes other forms of financial assistance available to healthcare providers, including through Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which made available accelerated payments of Medicare funds in order to increase cash flow to providers.  On April 26, 2020, CMS announced it was reevaluating and temporarily suspending the Accelerated and Advance Payment Program in light of the availability of the PHSSEF and the significant funds available through other programs.  We have received accelerated payments under this program during 2020, and early returned all of those funds during the first quarter of 2021, as disclosed herein. The Paycheck Protection Program and Health Care Enhancement Act (the “PPPHCE Act”), a stimulus package signed into law on April 24, 2020, includes additional emergency appropriations for COVID-19 response, including $75 billion to be distributed to eligible providers through the PHSSEF.  A third phase of PHSSEF allocations made $24.5 billion available for providers who previously received, rejected or accepted PHSSEF payments. Applicants that had not yet received PHSSEF payments of 2 percent of patient revenue were to receive a payment that, when combined with prior payments (if any), equals 2 percent of patient care revenue. Providers that have already received payments of approximately 2 percent of annual revenue from patient care were potentially eligible for an additional payment.  On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law. The CAA appropriated an additional $3 billion to the PHSSEF, codified flexibility for providers to calculate lost revenues, and permitted parent organizations to allocate PHSSEF targeted distributions to subsidiary organizations. The CAA also provides that not less than 85 percent of the unobligated PHSSEF amounts and any future funds recovered from health care providers should be used for additional distributions that consider financial losses and changes in operating expenses in the third or fourth quarters of 2020 and the first quarter of 2021 that are attributable to the coronavirus. The CAA provided additional funding for testing, contact tracing and vaccine administration. Providers receiving payments were required to sign terms and conditions regarding utilization of the payments. Any provider receiving funds in excess of $10,000 in the aggregate will be required to report data elements to HHS detailing utilization of the payments. Providers will report healthcare related expenses attributable to COVID-19 that have not been reimbursed by another source, which may include general and administrative or healthcare related operating expenses. Funds may also be applied to lost revenues, represented as a negative change in year-over-year net patient care operating income. All Provider Relief Fund payments must be expended by June 30, 2021. The American Rescue Plan Act of 2021 (“ARPA”), adopted on March 11, 2021, included funding directed at detecting, diagnosing, tracing, and monitoring COVID-19 infections; establishing community vaccination centers and mobile vaccine units; promoting, distributing, and tracking COVID-19 vaccines; and reimbursing rural hospitals and facilities for healthcare-related expenses and lost revenues attributable to COVID-19.  ARPA increased the eligibility for, and amount of, premium tax credits to purchase health coverage through Patient Protection and Affordable Care Act (“Legislation”) exchanges. Further, ARPA set the Medicaid program’s federal medical assistance percentage (“FMAP”) at 100 percent for amounts expended for COVID-19 vaccines and vaccine administration.  ARPA also increases the FMAP by 5 percent for eight calendar quarters to incentivize states to expand their Medicaid programs.  Finally, ARPA provides subsidies to cover 100 percent of health insurance premiums under the Consolidated Omnibus Budget Reconciliation Act through September 30, 2021. Recipients will not be required to repay the government for funds received, provided they comply with HHS-defined terms and conditions. There is a high degree of uncertainty surrounding the implementation of the CARES Act, the PPPHCE Act and ARPA, and the federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact.  There can be no assurance as to the total amount of financial and other types of assistance we will receive under the CARES Act, the PPPHCE Act and the ARPA, and it is difficult to predict the impact of such legislation on our operations or how they will affect operations of our competitors.  Moreover, we are unable to assess the extent to which anticipated negative impacts on us arising from the COVID-19 pandemic will be offset by amounts or benefits received or to be received under the CARES Act, the PPPHCE Act and the ARPA;

•	our ability to comply with the existing laws and government regulations, and/or changes in laws and government regulations;
•

an increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. Legislation has already been enacted that has eliminated the penalty for failing to maintain health coverage that was part of the original Legislation. President Biden is expected to undertake executive actions that will strengthen the Legislation and may reverse the policies of the prior administration.  To date, the Biden administration has issued executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the ACA or the Medicaid program. The ARPA’s expansion of subsidies to purchase coverage through an exchange is anticipated to increase exchange enrollment. The Trump Administration had directed the issuance of final rules (i) enabling the formation of association health plans that would be exempt from certain Legislation requirements such as the provision of essential health benefits; (ii) expanding the availability of short-term, limited duration health insurance, (iii) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level; (iv) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans, and; (v) incentivizing the use of health reimbursement arrangements by employers to permit employees to purchase health insurance in the individual market. The uncertainty resulting from these Executive Branch policies had led to reduced Exchange enrollment in 2018, 2019 and 2020. It is also anticipated that these policies, to the extent that they remain as implemented, may create additional cost and reimbursement pressures on hospitals, including ours. In addition, while attempts to repeal the entirety of the Legislation have not been successful to date, a key provision of the Legislation was eliminated as part of the Tax Cuts and Jobs Act and on December 14, 2018, a federal U.S. District Court Judge in Texas ruled the entire Legislation is unconstitutional.

That ruling was appealed and on December 18, 2019, the Fifth Circuit Court of Appeals voted 2-1 to strike down the Legislation individual mandate as unconstitutional and sent the case back to the U.S. District Court in Texas to determine which Legislation provisions should be stricken with the mandate or whether the entire law is unconstitutional without the individual mandate. On March 2, 2020, the U.S. Supreme Court agreed to hear, during the 2020-2021 term, two consolidated cases, filed by the State of California and the United States House of Representatives, asking the Supreme Court to review the ruling by the Fifth Circuit Court of Appeals. Oral argument was heard on November 10, 2020, and a ruling is expected in 2021. In a February 10, 2021 letter to the Supreme Court, the Department of Justice reversed its earlier position and stated that the Legislation is constitutional. The Legislation will remain law while the case proceeds through the appeals process; however, the case creates additional uncertainty as to whether any or all of the Legislation could be struck down, which creates operational risk for the health care industry. We are unable to predict the final outcome of this matter which has caused greater uncertainty regarding the future status of the Legislation. If all or any parts of the Legislation are ultimately found to be unconstitutional, it could have a material adverse effect on our business, financial condition and results of operations. See below in Sources of Revenue and Health Care Reform for additional disclosure;

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

•

the outcome of known and unknown litigation, government investigations, false claims act allegations, and liabilities and other claims asserted against us and other matters as disclosed in Note 6 to the Consolidated Financial Statements - Commitments and Contingencies and the effects of adverse publicity relating to such matters;

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
•

as discussed below in Sources of Revenue, we receive revenues from various state and county based programs, including Medicaid in all the states in which we operate (we receive Medicaid revenues in excess of $100 million annually from each of California, Texas, Nevada, Washington, D.C., Pennsylvania, Illinois, Kentucky and Massachusetts); CMS-approved Medicaid supplemental programs in certain states including Texas, Mississippi, Illinois, Oklahoma, Nevada, Arkansas, California and Indiana, and; state Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, and the effect of the COVID-19 pandemic on state budgets, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations;

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

•

the Budget Control Act of 2011 (the “2011 Act”) imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year with a uniform percentage reduction across all Medicare programs. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, continued the 2% reductions to Medicare reimbursement imposed under the 2011 Act. Recent legislation has suspended payment reductions through December 31, 2021 in exchange for extended cuts through 2030. We cannot predict whether Congress will restructure the implemented Medicare payment reductions or what other federal budget deficit reduction initiatives may be proposed by Congress going forward;

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. For a summary of our significant accounting policies, please see Note 1 to the Consolidated Financial Statements as included in our Annual Report on Form 10-K for the year ended December 31, 2020. We consider our critical accounting policies to be those that require us to make significant judgments and estimates when we prepare our financial statements, including the following:

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

See Note 12 to the Consolidated Financial Statements-Revenue Recognition, for additional disclosure related to our revenues including a disaggregation of our consolidated net revenues by major source for each of the periods presented herein.

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid-eligible or Medicaid-pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts net revenues in future periods. Although the patient’s ultimate eligibility determination may result in adjustments to net revenues, these adjustments did not have a material impact on our results of operations during the three-month periods ended March 31, 2021 or 2020 since our facilities make estimates at each financial reporting period to adjust revenue based on historical collections.

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

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three-month periods ended March 31, 2021 and 2020:

Uncompensated care:

Amounts in millions	Three Months Ended
	March 31,		March 31,
	2021	%	2020	%
Charity care	$167	39%	$202	32%
Uninsured discounts	259	61%	432	68%
Total uncompensated care	$426	100%	$634	100%

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

	Three Months Ended
	March 31,	March 31,
Amounts in millions	2021	2020
Estimated cost of providing charity care	$18	$23
Estimated cost of providing uninsured discounts related care	28	48
Estimated cost of providing uncompensated care	$46	$71

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

The total accrual for our professional and general liability claims and workers’ compensation claims was $386 million as of March 31, 2021, of which $129 million is included in current liabilities. The total accrual for our professional and general liability claims and workers’ compensation claims was $369 million as of December 31, 2020, of which $129 million is included in current liabilities.

Recent Accounting Standards: For a summary of accounting standards, please see Note 14 to the Consolidated Financial Statements, as included herein.

Results of Operations

COVID-19

The impact of the COVID-19 pandemic, which began during the second half of March, 2020, has had a material unfavorable effect on our operations and financial results since that time. The COVID-19 vaccination process commenced during the first quarter of 2021 and, while we expect the administration of vaccines will assist in easing the number of COVID-19 patients, the pace of distribution and the portion of the population that will ultimately become vaccinated is difficult to predict. The extent to which the COVID-19 pandemic and measures taken in response thereto impact our business, results of operations and financial condition will depend on numerous factors and future developments, most of which are beyond our control or ability to predict. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We are not able to fully quantify the impact that these factors will have on our future financial results.

2021 CARES Act Grants and Medicare Accelerated Payments Receipts/Disbursements:

During the first quarter of 2021, we received approximately $188 million of additional funds from the federal government in connection with the CARES Act.  We expect to return the $188 million of funds to the appropriate government agencies in May, 2021 utilizing a portion of our cash and cash equivalents held on deposit. Since our intent was to return these funds, our results of operations for the first quarter ended March 31, 2021 include no impact from the receipt of the funds.

Also, and as previously announced earlier this year, in March of 2021 we funded the early repayment of $695 million of funds received during 2020 pursuant to the Medicare Accelerated and Advance Payment Program. These funds were returned to the government utilizing a portion of our cash and cash equivalents held on deposit.

Please see Sources of Revenue- 2019 Novel Coronavirus Disease Medicare and Medicaid Payment Related Legislation below for additional disclosure regarding funds received and related recognition of revenues in our results of operations in connection with various governmental stimulus grant programs, most notably the CARES Act.

Financial results for the three-month periods ended March 31, 2021 and 2020:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended March 31, 2021 and 2020 (dollar amounts in thousands):

	Three months ended March 31, 2021		Three months ended March 31, 2020
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$3,012,987	100.0%	$2,829,667	100.0%
Operating charges:
Salaries, wages and benefits	1,497,773	49.7%	1,432,669	50.6%
Other operating expenses	709,708	23.6%	689,790	24.4%
Supplies expense	347,110	11.5%	317,827	11.2%
Depreciation and amortization	131,403	4.4%	124,394	4.4%
Lease and rental expense	31,324	1.0%	28,293	1.0%
Subtotal-operating expenses	2,717,318	90.2%	2,592,973	91.6%
Income from operations	295,669	9.8%	236,694	8.4%
Interest expense, net	21,957	0.7%	36,351	1.3%
Other (income) expense, net	835	0.0%	9,560	0.3%
Income before income taxes	272,877	9.1%	190,783	6.7%
Provision for income taxes	63,807	2.1%	46,323	1.6%
Net income	209,070	6.9%	144,460	5.1%
Less: Income attributable to noncontrolling interests	(21)	(0.0)%	2,423	0.1%
Net income attributable to UHS	$209,091	6.9%	$142,037	5.0%

Net revenues increased 6.5%, or $183 million, to $3.01 billion during the three-month period ended March 31, 2021 as compared to $2.83 billion during the first quarter of 2020. The net increase was primarily attributable to: (i) a $186 million or 6.7% increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods (which we refer to as “same facility”), and; (ii) $2 million of other combined net decreases.

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $82 million to $273 million during the three-month period ended March 31, 2021 as compared to $191 million during the comparable quarter of 2020. The $82 million net increase was due to:

•	an increase of $70 million at our acute care facilities, as discussed below in Acute Care Hospital Services;

•	a decrease of $6 million at our behavioral health care facilities, as discussed below in Behavioral Health Services;
•	an increase of $14 million due to a decrease in interest expense due primarily to a decrease in the average cost of borrowings, and;
•	$4 million of other combined net increases.

Net income attributable to UHS increased $67 million to $209 million during the three-month period ended March 31, 2021 as compared to $142 million during the comparable prior year quarter. This increase was attributable to:

•	an $82 million increase in income before income taxes, as discussed above;
•	an increase of $2 million due to a decrease in income attributable to noncontrolling interests, and;
•

a decrease of $17 million resulting from an increase in the provision for income taxes due primarily to: (i) the income tax provision recorded in connection with the $84 million increase in pre-tax income, partially offset by; (ii) a $2 million decrease in the provision for income taxes recorded in connection with our adoption of ASU 2016-09.

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

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussion below for the three-month periods ended March 31, 2021 and 2020 (dollar amounts in thousands):

	Three months ended		Three months ended
	March 31, 2021		March 31, 2020
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,671,836	100.0%	$1,497,123	100.0%
Operating charges:
Salaries, wages and benefits	706,811	42.3%	658,929	44.0%
Other operating expenses	393,207	23.5%	375,531	25.1%
Supplies expense	296,478	17.7%	264,530	17.7%
Depreciation and amortization	81,184	4.9%	77,928	5.2%
Lease and rental expense	20,112	1.2%	16,020	1.1%
Subtotal-operating expenses	1,497,792	89.6%	1,392,938	93.0%
Income from operations	174,044	10.4%	104,185	7.0%
Interest expense, net	246	0.0%	618	0.0%
Other (income) expense, net	-	—	-	—
Income before income taxes	$173,798	10.4%	$103,567	6.9%

Three-month periods ended March 31, 2021 and 2020:

During the three-month period ended March 31, 2021, as compared to the comparable prior year quarter, net revenues from our acute care hospital services, on a same facility basis, increased $175 million or 11.7%. Income before income taxes (and before income attributable to noncontrolling interests) increased $70 million, or 68%, amounting to $174 million or 10.4% of net revenues during the first quarter of 2021 as compared to $104 million or 6.9% of net revenues during the first quarter of 2020.

During the three-month period ended March 31, 2021, net revenue per adjusted admission increased 26.3% while net revenue per adjusted patient day increased 11.8%, as compared to the comparable quarter of 2020. During the three-month period ended March 31, 2021, as compared to the comparable prior year quarter, inpatient admissions to our acute care hospitals decreased 6.2% and adjusted admissions (adjusted for outpatient activity) decreased 12.1%. Patient days at these facilities increased 5.9% and adjusted patient days decreased 0.7% during the three-month period ended March 31, 2021 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities increased to 5.4 days during the first quarter of 2021 as compared to 4.8 days during the first quarter of 2020. The occupancy rate, based on the average available beds at these facilities, was 69% and 65% during the three-month periods ended March 31, 2021 and 2020, respectively.

All Acute Care Hospitals

The following table summarizes the results of operations for all our acute care operations during the three-month periods ended March 31, 2021 and 2020. These amounts include: (i) our acute care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including, if applicable, the results of recently acquired/opened ancillary facilities and businesses. Dollar amounts below are reflected in thousands.

	Three months ended March 31, 2021		Three months ended March 31, 2020
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,694,542	100.0%	$1,521,049	100.0%
Operating charges:
Salaries, wages and benefits	707,218	41.7%	658,959	43.3%
Other operating expenses	416,007	24.5%	399,457	26.3%
Supplies expense	296,479	17.5%	264,530	17.4%
Depreciation and amortization	81,362	4.8%	77,928	5.1%
Lease and rental expense	20,112	1.2%	16,020	1.1%
Subtotal-operating expenses	1,521,178	89.8%	1,416,894	93.2%
Income from operations	173,364	10.2%	104,155	6.8%
Interest expense, net	246	0.0%	618	0.0%
Other (income) expense, net	-	—	-	—
Income before income taxes	$173,118	10.2%	$103,537	6.8%

Three-month periods ended March 31, 2021 and 2020:

During the three-month period ended March 31, 2021, as compared to the comparable prior year quarter, net revenues from our acute care hospital services increased $173 million or 11.4% to $1.69 billion as compared to $1.52 billion due primarily to the $175 million, or 11.7%, increase same facility revenues, as discussed above.

Income before income taxes increased $70 million, or 67%, to $173 million or 10.2% of net revenues during the first quarter of 2021 as compared to $104 million or 6.8% of net revenues during the first quarter of 2020. The $70 million increase in income before income taxes from our acute care hospital services resulted from the increase in income before income taxes at our hospitals, on a same facility basis, as discussed above.

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

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the three-month periods ended March 31, 2021 and 2020 (dollar amounts in thousands):

Same Facility—Behavioral Health

	Three months ended March 31, 2021		Three months ended March 31, 2020
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,292,042	100.0%	$1,281,052	100.0%
Operating charges:
Salaries, wages and benefits	701,567	54.3%	690,375	53.9%
Other operating expenses	245,373	19.0%	242,366	18.9%
Supplies expense	50,746	3.9%	51,561	4.0%
Depreciation and amortization	45,302	3.5%	42,715	3.3%
Lease and rental expense	11,274	0.9%	11,020	0.9%
Subtotal-operating expenses	1,054,262	81.6%	1,038,037	81.0%
Income from operations	237,780	18.4%	243,015	19.0%
Interest expense, net	338	0.0%	364	0.0%
Other (income) expense, net	413	0.0%	889	0.1%
Income before income taxes	$237,029	18.3%	$241,762	18.9%

Three-month periods ended March 31, 2021 and 2020:

On a same facility basis during the first quarter of 2021, net revenues generated from our behavioral health services increased $11 million, or 0.9%, to $1.29 billion, from $1.28 billion generated during the first quarter of 2020. Income before income taxes decreased $5 million, or 2%, to $237 million or 18.3% of net revenues during the three-month period ended March 31, 2021, as compared to $242 million or 18.9% of net revenues during the first quarter of 2020.

During the three-month period ended March 31, 2021, net revenue per adjusted admission increased 6.2% and net revenue per adjusted patient day increased 4.9%, as compared to the comparable quarter of 2020. On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities decreased 4.7% and 4.9%, respectively, during the three-month period ended March 31, 2021 as compared to the comparable quarter of 2020. Patient days and adjusted patient days at these facilities decreased 3.6% and 3.8% during the three-month period ended March 31, 2021, respectively, as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 13.3 days and 13.2 days during the three-month periods ended March 31, 2021 and 2020, respectively. The occupancy rate, based on the average available beds at these facilities, was 72% and 75% during the three-month periods ended March 31, 2021 and 2020, respectively.

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care services during the three-month periods ended March 31, 2021 and 2020. These amounts include: (i) our behavioral health care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the results of facilities acquired or opened during the past year (if applicable) as well as the results of certain facilities that were closed or restructured during the past year. Dollar amounts below are reflected in thousands.

	Three months ended March 31, 2021		Three months ended March 31, 2020
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,315,337	100.0%	$1,306,109	100.0%
Operating charges:
Salaries, wages and benefits	703,975	53.5%	693,272	53.1%
Other operating expenses	269,297	20.5%	266,182	20.4%
Supplies expense	51,009	3.9%	51,639	4.0%
Depreciation and amortization	46,482	3.5%	43,889	3.4%
Lease and rental expense	11,683	0.9%	12,158	0.9%
Subtotal-operating expenses	1,082,446	82.3%	1,067,140	81.7%
Income from operations	232,891	17.7%	238,969	18.3%
Interest expense, net	1,153	0.1%	397	0.0%
Other (income) expense, net	413	0.0%	889	0.1%
Income before income taxes	$231,325	17.6%	$237,683	18.2%

Three-month periods ended March 31, 2021 and 2020:

During the three-month period ended March 31, 2021, as compared to the comparable prior year quarter, net revenues generated from our behavioral health services increased $9 million or 0.7% due to: (i) the above-mentioned $11 million or 0.9% increase in net revenues on a same facility basis, and; (ii) $2 million other combined net decreases.

Income before income taxes decreased $6 million, or 3%, to $231 million or 17.6% of net revenues during the first quarter of 2021 as compared to $238 million or 18.2% of net revenues during the first quarter of 2020. The decrease in income before income taxes at our behavioral health facilities during the first quarter of 2021, as compared to the first quarter of 2020, was primarily attributable to the above-mentioned decrease in income before income taxes experienced at our behavioral health facilities on a same facility basis, as discussed above.

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

On March 23, 2010, President Obama signed into law the Legislation. Two primary goals of the Legislation are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses.

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

A 2012 U.S. Supreme Court ruling limited the federal government’s ability to expand health insurance coverage by holding unconstitutional sections of the Legislation that sought to withdraw federal funding for state noncompliance with certain Medicaid coverage requirements. Pursuant to that decision, the federal government may not penalize states that choose not to participate in the Medicaid expansion by reducing their existing Medicaid funding. Therefore, states can choose to expand or not to expand their

Medicaid program without risking the loss of federal Medicaid funding. As a result, many states, including Texas, have not expanded their Medicaid programs without the threat of loss of federal funding. CMS has previously granted section 1115 demonstration waivers providing for work and community engagement requirements for certain Medicaid eligible individuals. CMS has also released guidance to states interested in receiving their Medicaid funding through a block grant mechanism. The Biden administration has signaled its intent to withdraw previously issued section 1115 demonstrations aligned with these policies.  However, if implemented, the previously issued section 1115 demonstrations are anticipated to lead to reductions in coverage, and likely increases in uncompensated care, in states where these demonstration waivers are granted.

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

In addition to legislative changes, the Legislation can be significantly impacted by executive branch actions.  President Biden is expected to undertake executive actions that will strengthen the Legislation and may reverse the policies of the prior administration.  The Trump Administration had directed the issuance of final rules (i) enabling the formation of health plans that would be exempt from certain Legislation essential health benefits requirements; (ii) expanding the availability of short-term, limited duration health insurance; (iii) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level; (iv) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans; and (vi) incentivizing the use of health reimbursement arrangements by employers to permit employees to purchase health insurance in the individual market. The uncertainty resulting from these Executive Branch policies led to reduced Exchange enrollment in 2018, 2019 and 2020. The recent and on-going COVID-19 pandemic and related U.S. National Emergency declaration may significantly increase the number of uninsured patients treated at our facilities extending beyond the most recent CBO published estimates due to increased unemployment and loss of group health plan health insurance coverage.  It is also anticipated that these policies may create additional cost and reimbursement pressures on hospitals.

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

In April, 2021, CMS published its IPPS 2022 proposed payment rule which provides for a 2.5% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments, and adjustments mandated by the Legislation are considered, without consideration for the required Medicare DSH payments changes and increase to the Medicare Outlier threshold, the overall proposed increase in IPPS payments is approximately 2.5%. Including DSH payments and certain other adjustments, we estimate our overall increase from the proposed IPPS 2022 rule (covering the period of October 1, 2021 through September 30, 2022) will approximate 1.2%. This projected impact from the IPPS 2022 proposed rule includes an increase of approximately 0.5% to partially restore cuts made as a result of the American Taxpayer Relief Act of 2012 (“ATRA”), as required by the 21st Century Cures Act but excludes the impact of the sequestration reductions related to the 2011 Act, Bipartisan Budget Act of 2015, and Bipartisan Budget Act of 2018, as discussed below.

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

In the final rule, CMS will require:

•

Hospitals to report certain market-based payment rate information for Medicare Advantage organizations on their Medicare cost report for cost reporting periods ending on or after January 1, 2021, to be used in a potential change to the methodology for calculating the IPPS MS-DRG relative weights to reflect relative market-based pricing, beginning in FY 2024.

•	Hospitals to report on the Medicare cost report of its median payer-specific negotiated charges with all of its MA organizations, by MS-DRG.
•	As part of the FFY 2022 IPPS proposed rule published in April, 2021 and as outlined above, CMS has proposed to rescind this MA payer-specific negotiated charges reporting requirement.

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

The 2011 Act included the imposition of annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Committee, which was responsible for developing recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year.  Recent legislation suspended payment reductions through December 31, 2021, in exchange for extended cuts through 2030.

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

In April, 2021, CMS published its Psych PPS proposed rule for the federal fiscal year 2022. Under this proposed rule, payments to our psychiatric hospitals and units are estimated to increase by 2.3% compared to federal fiscal year 2021. This amount includes the effect of the 2.1% net market basket update which reflects the offset of a 0.2% productivity adjustment.

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

We receive revenues from various state and county based programs, including Medicaid in all the states in which we operate (we receive Medicaid revenues in excess of $100 million annually from each of California, Texas, Nevada, Washington, D.C., Pennsylvania, Illinois, Florida, Kentucky and Massachusetts); CMS-approved Medicaid supplemental programs in certain states including Texas, Mississippi, Illinois, Oklahoma, Nevada, Arkansas, California and Indiana, and; state Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

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

On November 12, 2019, CMS issued the proposed Medicaid Fiscal Accountability Rule (“MFAR”) which CMS believed would strengthen the fiscal integrity of the Medicaid program and help ensure that state supplemental payments and financing arrangements are transparent and value-driven. In January, 2021, CMS issued a formal notice of withdrawal of this proposed rule.

In January, 2020, CMS announced a new opportunity to support states with greater flexibility to improve the health of their Medicaid populations. The new 1115 Waiver Block Grant Type Demonstration program, titled Healthy Adult Opportunity (“HAO”), emphasizes the concept of value-based care while granting states extensive flexibility to administer and design their programs within a defined budget. CMS believes this state opportunity will enhance the Medicaid program’s integrity through its focus on accountability for results and quality improvement, making the Medicaid program stronger for states and beneficiaries. The Biden administration has signaled its intent to withdraw the HAO demonstration.  Accordingly, we are unable to predict whether the HAO demonstration will impact our future results of operations.

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

On April 16, 2021, CMS rescinded its January 15, 2021, 1115 Waiver ten year expedited renewal approval that was effective through September 30, 2030.  HHSC will need to submit another 1115 Waiver renewal application in order to receive an extension beyond September 30, 2022.

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

On March 26, 2021, HHSC published a final rule that will apply to program periods on or after September 1, 2021, and UHRIP will be re-named the Comprehensive Hospital Increase Reimbursement Program (“CHIRP”). CHIRP will be comprised of a UHRIP component and an Average Commercial Incentive Award (“ACIA”) component. HHSC has proposed a pool size of $5.0 billion subject to CMS approval. The Company is not able to estimate the financial impact of the program change.

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

Texas Delivery System Reform Incentive Payments:

In addition, the Texas Medicaid Section 1115 Waiver includes a DSRIP pool to incentivize hospitals and other providers to transform their service delivery practices to improve quality, health status, patient experience, coordination, and cost-effectiveness. DSRIP pool payments are incentive payments to hospitals and other providers that develop programs or strategies to enhance access to health care, increase the quality of care, the cost-effectiveness of care provided and the health of the patients and families served. In May, 2014, CMS formally approved specific DSRIP projects for certain of our hospitals for demonstration years 3 to 5 (our facilities did not materially participate in the DSRIP pool during demonstration years 1 or 2). DSRIP payments are contingent on the hospital meeting certain pre-determined milestones, metrics and clinical outcomes. Additionally, DSRIP payments are contingent on a governmental entity providing an IGT for the non-federal share component of the DSRIP payment. THHSC generally approves DSRIP reported metrics, milestones and clinical outcomes on a semi-annual basis in June and December.  Under the CMS approval noted above, the Waiver renewal requires the transition of the DSRIP program to one focused on "health system performance measurement and improvement." THHSC must submit a transition plan describing "how it will further develop its delivery system reforms without DSRIP funding and/or phase out DSRIP funded activities and meet mutually agreeable milestones to demonstrate its ongoing progress."  The size of the DSRIP pool will remain unchanged for the initial two years of the waiver renewal with unspecified decreases in years three and four of the renewal, FFY 2020 and 2021, respectively.  In FFY 2022, DSRIP funding under the waiver is eliminated. For FFY 2020 and 2021, we estimate these changes will result in a $3 million and $4 million decrease in DSRIP payments, respectively.  For FFY 2022, we will no longer receive DSRIP funds due to the elimination of this funding source by CMS in the Waiver renewals except for certain carryover DSRIP projects for which achievement of the required metrics will not be known until state fiscal year 2022. In March, 2020, HHSC submitted a DSRIP Transition Plan to CMS as required by the 1115 Waiver Special Terms and Conditions #37 that outlines a transition from the current DSRIP program to a Value-Based Purchasing (“VBP”) type payment model. As noted above, HHSC finalized a rule to make changes to existing UHRIP program. This rule change reflects HHSC’s effort to comply with federal regulations that require directed-payment programs to advance goals included in the state’s Medicaid managed care quality strategy and to align with the ongoing efforts to transition from the Delivery System Reform Incentive Payment program. We are unable to estimate the financial impact of this payment change.

Summary of Amounts Related To The Above-Mentioned Various State Medicaid Supplemental Payment Programs:

The following table summarizes the revenues, Provider Taxes and net benefit related to each of the above-mentioned Medicaid supplemental programs for the three-month periods ended March 31, 2021 and 2020. The Provider Taxes are recorded in other operating expenses on the Condensed Consolidated Statements of Income as included herein.

	(amounts in millions)
	Three Months Ended
	March 31,	March 31,
	2021	2020
Texas UC/UPL:
Revenues	$26	$32
Provider Taxes	(6)	(13)
Net benefit	$20	$19

Texas DSRIP:
Revenues	$0	$0
Provider Taxes	0	0
Net benefit	$0	$0

Various other state programs:
Revenues	$85	$74
Provider Taxes	(40)	(33)
Net benefit	$45	$41

Total all Provider Tax programs:
Revenues	$111	$106
Provider Taxes	(46)	(46)
Net benefit	$65	$60

We estimate that our aggregate net benefit from the Texas and various other state Medicaid supplemental payment programs will approximate $330 million (net of Provider Taxes of $211 million) during the year ending December 31, 2021. This amount includes approximately $60 million related to the Kentucky Hospital Rate Increase Program, as described below, which was approved and implemented during the second quarter of 2021. This estimate is based upon various terms and conditions that are out of our control including, but not limited to, the states’/CMS’s continued approval of the programs and the applicable hospital district or county making IGTs consistent with 2020 levels. Future changes to these terms and conditions could materially reduce our net benefit derived from the programs which could have a material adverse impact on our future consolidated results of operations. In addition, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our future consolidated results of operations. As described below in 2019 Novel Coronavirus Disease Medicare and Medicaid Payment Related Legislation, a 6.2% increase to the Medicaid Federal Matching Assistance Percentage (“FMAP”) is included in the Families First Coronavirus Response Act. The impact of the enhanced FMAP Medicaid supplemental and DSH payments are reflected in our results for year ended December 31, 2020 and for the three months ended March 31, 2021. We are unable to estimate the prospective financial impact of this provision at this time as our financial impact is contingent on unknown state action during future eligible federal fiscal quarters.

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

In connection with these DSH programs, included in our financial results was an aggregate of approximately $11 million and $9 million during the three-month periods ended March 31, 2021 and 2020, respectively. We expect the aggregate reimbursements to our hospitals pursuant to the Texas and South Carolina 2021 fiscal year programs to be approximately $47 million.

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

Our behavioral health care facilities in Texas have been receiving Medicaid DSH payments since FFY 2016. As with all Medicaid DSH payments, hospitals are subject to state audits that typically occur up to three years after their receipt. DSH payments are subject to a federal Hospital Specific Limit (“HSL”) and are not fully known until the DSH audit results are concluded. In general, freestanding psychiatric hospitals tend to provide significantly less charity care than acute care hospitals and therefore are at more risk for retroactive recoupment of prior year DSH payments in excess of their respective HSL. In light of the retroactive HSL audit risk for freestanding psychiatric hospitals, we have established DSH reserves for our facilities that have been receiving funds since FFY 2016. These DSH reserves are also impacted by the resolution of federal DSH litigation related to Children’s Hospital Association of Texas v. Azar (“CHAT”), No. 17-cv-844 (D.D.C. March 2, 2018), appeal docketed, No. 18-5135 (D.C. Cir. May 9, 2018) where the calculation of HSL was being challenged. In August, 2019, DC Circuit Court of Appeals issued a unanimous decision in CHAT and reversed the judgment of the district court in favor of CMS and ordered that CMS’s “2017 Rule” (regarding Medicaid DSH Payments—Treatment of Third Party Payers in Calculating Uncompensated Care Costs) be reinstated. CMS has not issued any additional guidance post the ruling. In April 2020, the plaintiffs in the case have petitioned the Supreme Court of the United States to hear their case. Additionally, there have been separate legal challenges on this same issue in the Fifth and Eight Circuits. On November 4, 2019, the United States Court of Appeals for the Eighth Circuit issued an opinion upholding the 2017 Rule. Missouri Hosp. Ass’n v. Azar, No. 18-1778 (8th Cir. Nov. 4, 2019) (i.e. reversing a district court order enjoining the 2017 rule). On April 20, 2020, the United States Court of Appeals of the Fifth Circuit issued a decision also upholding the 2017 Rule. Baptist Memorial Hospital v. Azar, No. 18-60592 (5th Cir. April 20, 2020). In light of these court decisions, we continue to maintain reserves in the financial statements for cumulative Medicaid DSH and UC reimbursements related to our behavioral health hospitals located in Texas that amounted to $35 million and $36 million as of March 31, 2021 and 2020, respectively.

Nevada SPA:

In Nevada, CMS approved a state plan amendment (“SPA”) in August, 2014 that implemented a hospital supplemental payment program retroactive to January 1, 2014. This SPA has been approved for additional state fiscal years including the 2021 fiscal year covering the period of July 1, 2020 through June 30, 2021.

In connection with this program, included in our financial results was approximately $6 million and $7 million during the three months ended March 31, 2021 and 2020, respectively. We estimate that our reimbursements pursuant to this program will approximate $18 million during the year ended December 31, 2021.

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

California Hospital Fee Program CMS Approval Status:

Hospital Fee Program Component	CMS Methodology Approval Status	CMS Rate Setting Approval Status
Fee For Service Payment	Approved through December 31, 2021	Approved through December 31, 2021; Paid through December 31, 2020
Managed Care-Pass-Through Payment	Approved through December 31, 2020	Approved through June 30, 2017; Paid in advance of approval through December 31, 2020
Managed Care-Directed Payment	Approved through December 31, 2020	Approved through June 30, 2017; Paid in advance of approval through June 30, 2019

In connection with the existing program, included in our financial results was approximately $14 million and $7 million for the three month period ending March 31, 2021 and 2020, respectively. We estimate that our reimbursements pursuant to this program will approximate $46 million during the year ended December 31, 2021. The aggregate impact of the California supplemental payment program, as outlined above, is included in the above State Medicaid Supplemental Payment Program table.

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

Kentucky Hospital Rate Increase Program (“HRIP”):

In January, 2021, CMS approved the Medicaid Managed Care Hospital Rate Increase Program (“HRIP”) for state fiscal year (”SFY”) 2021 (covering the period of July 1, 2020 to June 30, 2021). The CMS approval increased the program statewide net benefit to eligible Kentucky hospitals to approximately $1.1 billion from the original HRIP CMS-approved pool size of $86 million. The state has subsequently enacted legislation that authorizes increased HRIP payments to hospitals and CMS has approved the applicable HRIP rate add-on amount for SFY 2021 retroactive to July 1, 2020.  We estimate that this program change will increase our reimbursement for SFY 2021 by approximately $60 million, which we expect to record during the second quarter of 2021. Medicaid directed payment programs, such as HRIP, authorized under 42 CFR §438.6 require an annual state submission and approval by CMS.  We expect that the state will submit a request to CMS during the second quarter of 2021 in order to continue the HRIP program for SFY 2022 with a similar payment methodology and payment level. However, we are unable predict if CMS will approve the HRIP for SFY 2022, and if approved, if the rates will be comparable to the recently approved SFY 2021 HRIP rates.

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

In April, 2016, CMS published its final Medicaid Managed Care Rule which explicitly permits but phases out the use of pass-through payments (including supplemental payments) by Medicaid Managed Care Organizations (“MCO”) to hospitals over ten years but allows for a transition of the pass-through payments into value-based payment structures, delivery system reform initiatives or payments tied to services under a MCO contract.  Since we are unable to determine the financial impact of this aspect of the final rule, we can provide no assurance that the final rule will not have a material adverse effect on our future results of operations.  In November, 2020, CMS issued a final rule permitting pass-through supplemental provider payments during a time-limited period when states transition populations or services from fee-for-service Medicaid to managed care.

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

•

The Legislation (as amended by subsequent federal legislation) requires annual aggregate reductions in federal DSH funding from federal fiscal year (“FFY”) 2024 through FFY 2027. Medicaid DSH reductions have been delayed several times. Commencing in federal fiscal year 2024, and continuing through 2027, DSH payments will be reduced by $8 billion annually.

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

The Legislation required HHS to implement a value-based purchasing program for inpatient hospital services which became effective on October 1, 2012. The Legislation requires HHS to reduce inpatient hospital payments for all discharges by 2% in FFY 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions. As part of the FFY 2022 IPPS proposed rule described above, and as a result of the on-going COVID-19 pandemic, CMS is proposing to implement a budget neutral payment policy to fully offset the 2% VBP withhold during FFY 2022.

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

2019 Novel Coronavirus Disease Medicare and Medicaid Payment Related Legislation

In response to the growing threat of COVID-19, on March 13, 2020 a national emergency was declared. The declaration empowered the HHS Secretary to waive certain Medicare, Medicaid and Children’s Health Insurance Program (“CHIP”) program requirements and Medicare conditions of participation under Section 1135 of the Social Security Act. Having been granted this authority by HHS, CMS issued a broad range of blanket waivers, which eased certain requirements for impacted providers, including:

•	Waivers and Flexibilities for Hospitals and other Healthcare Facilities including those for physical environment requirements and certain Emergency Medical Treatment & Labor Act provisions
•	Provider Enrollment Flexibilities
•	Flexibility and Relief for State Medicaid Programs including those under section 1135 Waivers
•	Suspension of Certain Enforcement Activities

In addition to the national emergency declaration, Congress passed and Presidents Trump and Biden have signed various forms of legislation intended to support state and local authority responses to COVID-19 as well as provide fiscal support to businesses, individuals, financial markets, hospitals and other healthcare providers.

Some of the financial support included in the various legislative actions include:

•	Medicaid FMAP Enhancement
•

              The FMAP was increased by 6.2% retroactive to the federal fiscal quarter beginning January 1, 2020 and each    subsequent federal fiscal quarter for all states and U.S. territories during the declared public health emergency, in accordance with specified conditions.

•	Public Health Emergency Declaration
•

The HHS Secretary renewed the public health emergency (“PHE”) effective April 21, 2021 for ninety (90) days. As a result, states would be eligible for the enhanced FMAP through the end of federal fiscal year 2021 should the PHE not be rescinded by the Secretary before the end of the ninety day period.

•	Creation of a $250 billion Public Health and Social Services Emergency Fund (“PHSSEF”)
•

Makes grants available to hospitals and other healthcare providers to cover unreimbursed healthcare related expenses or lost revenues attributable to the public health emergency resulting from the coronavirus.

•

During the first quarter of 2021, we received approximately $188 million in PHSSEF grants from the federal government as provided for by the CARES Act. As mentioned above, we expect to return these funds to HHS in May, 2021. Since our intent was to return these funds, our results of operations for the first quarter of 2021 include no impact from the receipt of the funds. Included in our results of operations for the three-month period ended March 31, 2021 was approximately $11 million of revenues recognized in connection with funds received from various state and local governmental stimulus grant programs.

•

During the year ended December 31, 2020, we received approximately $417 million of funds from various governmental stimulus programs, most notably the PHSSEF as provided for by the CARES Act.  Included in our results of operations for the year ended December 31, 2020 was approximately $413 million of revenues recognized in connection with funds received from these federal, state and local governmental stimulus programs. Our results of operations for the first quarter of 2020 did not include any revenues recorded in connection with these governmental stimulus programs.

•

All PHSSEF receipts are pursuant to meeting the applicable the terms and conditions of the various distribution programs as of March 31, 2021. The Consolidated Appropriations Act, 2021 (H.R. 133) enacted on December 27, 2020 includes language that provides specific instructions on: (1) the redistribution of PHSSEF grant payments by a parent company among its subsidiaries, and; (2) the calculation of lost revenue in a PHSSEF grant entitlement determination. The HHS terms and conditions for all grant recipients and specific fund distributions are located at https://www.hhs.gov/coronavirus/cares-act-provider-relief-fund/for-providers/index.html

•	Reimburse hospitals at Medicare rates for uncompensated COVID-19 care for the uninsured
•

Our operating results for the three-month period ended March 31, 2021 included $17 million of revenues in connection with this program.  In 2020, we recorded $29 million in connection with this program, none of which was recorded during the first quarter of 2020.  Revenue for the eligible patient encounters is recorded in the period in which the encounter is deemed eligible for this program net of any normal accounting reserves.

•	Medicare Sequestration Relief
•	Suspension of the 2% Medicare sequestration offset for Medicare services provided from May 1, 2020 through December 31, 2021 by various legislative extensions.
•

We estimate that this provision had a favorable impact of approximately $11 million during the three-month period ending March 31, 2021; and will have a favorable impact of approximately $33 million over the remaining nine months of 2021. We estimate that this provision had a favorable impact of $30 million during 2020, none of which was included in our results of operations during the first quarter of 2020.

•	Medicare add-on for inpatient hospital COVID-19 patients
•

Increases the payment that would otherwise be made to a hospital for treating a Medicare patient admitted with COVID-19 by twenty percent (20%) for the duration of the COVID-19 public health emergency.

•

For the three-month period ending March 31, 2021, we estimate that additional payments under this provision were approximately $16 million. For 2020, we estimate that additional payments under this provision were approximately $32 million, although the amounts included in our results of operations during the first quarter of 2020 were not significant. These payments offset the increased expenses associated with the treatment of Medicare COVID-19 patients.

•	Expansion of the Medicare Accelerated and Advance Payment Program (“MAAPP”)
•	In March, 2021, we have fully repaid the $695 million of Medicare Accelerated payments received during 2020.

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

Other Operating Results

Interest Expense:

As reflected on the schedule below, interest expense was $22 million and $36 million during the three-month periods ended March 31, 2021 and 2020, respectively (amounts in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Revolving credit & demand notes (a.)	$496	$716
$700 million, 4.75% Senior Notes due 2022, net (b.)	0	8,069
$400 million, 5.00% Senior Notes due 2026 (c.)	5,000	5,000
$800 million, 2.65% Senior Notes due 2030 (d.)	5,400	-
Term loan facility A (a.)	7,117	14,365
Term loan facility B (a.)	2,298	4,284
Accounts receivable securitization program (e.)	760	2,043
Subtotal-revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	21,071	34,477
Amortization of financing fees	1,092	1,282
Other combined interest expense	1,337	1,671
Capitalized interest on major projects	(639)	(1,049)
Interest income	(904)	(30)
Interest expense, net	$21,957	$36,351

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

The credit agreement, as amended in October, 2018, consists of: (i) an $1 billion revolving credit facility with no outstanding borrowings as of March 31, 2021; (ii) a term loan A facility with $1.875 billion of outstanding borrowings as of March 31, 2021, and; (iii) a term loan B facility with $489 million of outstanding borrowings as of March 31, 2021.

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

(e.)

On March 18, 2021, we provided notice to the group of conduit lenders, liquidity banks, and PNC Bank, National Association, as administrative agent, in connection with our $450 million accounts receivable securitization program, expressing our intent to terminate the aggregate borrowing commitments under the facility effective as of March 31, 2021. There are no outstanding borrowings as of March 31, 2021.

Interest expense decreased $14 million during the three-month period ended March 31, 2021, as compared to the comparable period of 2020, due primarily to: (i) a net $13 million decrease in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facilities and accounts receivable securitization program resulting from a decrease in our aggregate average cost of borrowings pursuant to these facilities (2.2% during the three months ended March 31, 2021 as compared to 3.6% in the comparable quarter of 2020), as well as a decrease in the aggregate average outstanding borrowings ($3.81 billion during the three months ended March 31, 2021 as compared to $3.85 billion in the comparable 2020 quarter), and; (ii) $1 million of other combined net decreases in interest expense.

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three-month periods ended March 31, 2021 and 2020 (dollar amounts in thousands):

	Three months ended
	March 31,	March 31,
	2021	2020
Provision for income taxes	$63,807	$46,323
Income before income taxes	272,877	190,783
Effective tax rate	23.4%	24.3%

The provision for income taxes increased $17 million during the three-month period ended March 31, 2021, as compared to the first quarter of 2020, due primarily to: (i) the income tax provision recorded in connection with the $84 million increase in pre-tax income, partially offset by; (ii) a $2 million decrease in the provision for income taxes recorded in connection with our adoption of ASU 2016-09.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $72 million during the three-month period ended March 31, 2021 and $502 million during the first quarter of 2020. The net decrease of $430 million was attributable to the following:

•

an unfavorable change of $509 million resulting primarily from the above-mentioned, early return of the $695 million of Medicare accelerated payments which were repaid during the first quarter of 2021, net of the $188 million of CARES Act grants received during the first quarter of 2021 (which we expect to repay in May, 2021);

•	a favorable change of $72 million resulting from an increase in net income plus depreciation and amortization expense and stock-based compensation expense, and;
•	$7 million of other combined net favorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the three-month periods. The result is divided into the accounts receivable balance at March 31st of each year to obtain the DSO. Our DSO were 50 days and 48 days at March 31, 2021 and 2020, respectively.

Net cash used in investing activities

During the first three months of 2021, we used $262 million of net cash in investing activities as follows:

•	$247 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;
•	$14 million spent in connection with net cash outflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates, and;
•	$1 million spent on the purchase and implementation of information technology applications.

During the first three months of 2020, we used $135 million of net cash in investing activities as follows:

•	$184 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;
•	$52 million received in connection with net cash inflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates;
•	$2 million spent on the purchase and implementation of information technology applications, and;
•	$1 million spent to fund investments in and advances to joint ventures and other.

Net cash used in financing activities

During the first three months of 2021, we used $270 million of net cash in financing activities as follows:

•

spent $252 million on net repayments of debt as follows: (i) $225 million in connection with our accounts receivable securitization program; (ii) $25 million related to our term loan A facility; (iii) $1 million related to our term loan B facility, and; (iv) $1 million related to other debt facilities;

•	spent $17 million to pay cash dividends of $.20 per share during the first quarter;

•	received $8 million in connection with the sale of ownership interest to minority members;
•	spent $7 million to repurchase shares of our Class B Common Stock in connection with income tax withholding obligations related to stock-based compensation programs;
•	spent $5 million to pay profit distributions related to noncontrolling interests in majority owned businesses, and;
•	generated $3 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans;

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

Expected capital expenditures during remainder of 2021

Our estimated capital expenditures for the full year of 2021 are projected to be approximately $850 million to $1.0 billion. During the first three months of 2021, we spent approximately $247 million on capital expenditures.  During the remaining nine months of 2021, we expect to spend approximately $603 million to $753 million which includes expenditures for capital equipment, renovations and new projects at existing hospitals.

We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Cash and Cash Equivalents

As of March 31, 2021, we had approximately $765 million of cash and cash equivalents consisting primarily of short-term cash accounts on which interest is being earned at various annual rates ranging from 0.20% to 0.35%.

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

The Sixth Amendment to the Senior Credit Agreement, among other things: (i) increased the aggregate amount of the revolving credit facility to $1 billion; (ii) increased the aggregate amount of the tranche A term loan commitments to $2 billion, and; (iii) extended the maturity date of the revolving credit and tranche A term loan facilities to October 23, 2023 from August 7, 2019.

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

As of March 31, 2021, we had no borrowings outstanding pursuant to our $1 billion revolving credit facility and we had $997 million of available borrowing capacity net of $3 million of outstanding letters of credit.

Pursuant to the terms of the Sixth Amendment, the tranche A term loan, which had $1.875 billion of borrowings outstanding as of March 31, 2021, provides for installment payments of $25 million per quarter until maturity in October of 2023, when all outstanding amounts will be due.

The tranche B term loan, which had approximately $489 million of borrowings outstanding as of March 31, 2021, provides for installment payments of $1.25 million per quarter which are scheduled to continue until maturity in October of 2025, when all outstanding amounts will be due.

Borrowings under the Senior Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.375% to 0.625% for revolving credit and term loan A borrowings and 0.75% for tranche B borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.375% to 1.625% for revolving credit and term loan A borrowings and 1.75% for the tranche B term loan. As of March 31, 2021, the applicable margins were 0.375% for ABR-based loans and 1.375% for LIBOR-based loans under the revolving credit and term loan A facilities.  The revolving credit facility includes a $125 million sub-limit for letters of credit. The Senior Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Senior Credit Agreement includes a material adverse change clause that must be represented at each draw. The Senior Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We are in compliance with all required covenants as of March 31, 2021 and December 31, 2020.

In March, 2021, we provided notice to the group of conduit lenders, liquidity banks, and PNC Bank, National Association, as administrative agent, in connection with our $450 million accounts receivable securitization program (“Securitization”), expressing our intent to terminate the aggregate borrowing commitments under the facility, which occurred effective as of March 31, 2021. The Securitization was amended as of April 26, 2021 (the eighth amendment) to: (i) reduce the aggregate borrowing commitments to $20 million; (ii) slightly reduce the borrowing rates and commitment fee, and; (iii) extend the maturity date to April 25, 2022.  Substantially all other material terms and conditions remained unchanged.

As of March 31, 2021, we had combined aggregate principal of $1.2 billion from the following senior secured notes:

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

At March 31, 2021, the carrying value and fair value of our debt were each approximately $3.6 billion. At December 31, 2020, the carrying value and fair value of our debt were each approximately $3.9 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was approximately 36% at March 31, 2021 and 38% at December 31, 2020.

We expect to finance all capital expenditures and acquisitions and pay dividends and potentially repurchase shares of our common stock utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing revolving credit facility, which had $997 million of available borrowing capacity as of March 31, 2021, or through refinancing the existing Senior Credit Agreement; (ii) the issuance of other long-term debt, and/or; (iii) the issuance of equity. We believe that our operating cash flows, cash and cash equivalents, as well as access to the capital markets, provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months. However, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2021, there have been no material changes in the off-balance sheet arrangements consisting of standby letters of credit and surety bonds.

As of March 31, 2021 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $168 million consisting of: (i) $159 million related to our self-insurance programs, and; (ii) $9 million of other debt and public utility guarantees.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended March 31, 2021. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.   Controls and Procedures

As of March 31, 2021, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting or in other factors during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

See Note 6-Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report for a description of our legal proceedings.  Such information is hereby incorporated by reference.

Item 1A.   Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2020 includes a listing of risk factors to be considered by investors in our securities. During the first quarter of 2021, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On July 25, 2019, our Board of Directors authorized a $1.0 billion increase to our stock repurchase program, which increased the aggregate authorization to $2.7 billion from the previous $1.7 billion authorization approved in various increments since 2014.   Pursuant to this program, which currently had an aggregate available repurchase authorization of $559.6 million as of March 31, 2021, shares of our Class B Common Stock may be repurchased, from time to time as conditions allow, on the open market or in negotiated private transactions.  There is no expiration date for our stock repurchase program.

During the second quarter of 2021, our Board of Directors approved a resumption of our stock repurchase program which had been previously suspended in April, 2020 as part of various COVID-19 initiatives. The schedule below provides information related to our stock repurchase program during the three-month period ended March 31, 2021.  No shares were repurchased pursuant to the terms of our stock repurchase program during the first quarter of 2021, since as mentioned above, our stock repurchase program was suspended during that period. During the three-month period ended March 31, 2021, 53,997 shares were repurchased in connection with income tax withholding obligations resulting from stock-based compensation programs.

During the period of January 1, 2021 through March 31, 2021, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid for shares purchased as part of publicly announced program (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands)
January, 2021	$-	5,419	1,274	$0.01	—	—	—	—	$559,563
February, 2021	—	2,095	—	$0.01	—	—	—	—	$559,563
March, 2021	—	46,483	955	$0.01	—	—	—	—	$559,563
Total January through March, 2021	$-	53,997	2,229	$0.01	—	N/A	$—

Dividends

During the quarter ended March 31, 2021, we declared and paid dividends of $.20 per share.

Item 6.   Exhibits

10.1	Eighth Amendment to Amended and Restated Credit and Security Agreement, dated as of April 26, 2021.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document –the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, has been formatted in Inline XBRL.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: May 7, 2021	/s/ Marc D. Miller
Marc D. Miller,
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton, Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)