Form 10-Q
period 2021-06-30
UNIVERSAL HEALTH SERVICES INC
filed 2021-08-06
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of July 31, 2021:

Class A	6,577,100
Class B	75,874,282
Class C	661,688
Class D	17,956

UNIVERSAL HEALTH SERVICES, INC.

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2021. This Report modifies and supersedes documents filed prior to this Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Report.

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

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net revenues	$3,197,880	$2,729,754	$6,210,867	$5,559,421
Operating charges:
Salaries, wages and benefits	1,487,935	1,308,010	2,985,708	2,740,679
Other operating expenses	769,810	625,747	1,479,518	1,315,537
Supplies expense	338,033	283,572	685,143	601,399
Depreciation and amortization	133,985	126,208	265,388	250,602
Lease and rental expense	29,149	28,186	60,473	56,479
	2,758,912	2,371,723	5,476,230	4,964,696
Income from operations	438,968	358,031	734,637	594,725
Interest expense, net	21,299	25,473	43,256	61,824
Other (income) expense, net	(9,129)	(3,100)	(8,294)	6,460
Income before income taxes	426,798	335,658	699,675	526,441
Provision for income taxes	101,522	79,154	165,329	125,477
Net income	325,276	256,504	534,346	400,964
Less: Net income attributable to noncontrolling interests	252	4,575	231	6,998
Net income attributable to UHS	$325,024	$251,929	$534,115	$393,966

Basic earnings per share attributable to UHS	$3.85	$2.97	$6.31	$4.60
Diluted earnings per share attributable to UHS	$3.79	$2.95	$6.22	$4.58

Weighted average number of common shares - basic	84,224	84,632	84,503	85,422
Add: Other share equivalents	1,400	427	1,207	335
Weighted average number of common shares and equivalents - diluted	85,624	85,059	85,710	85,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income	$325,276	$256,504	$534,346	$400,964
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,717)	6,676	(14,063)	(32,525)
Other comprehensive income (loss) before tax	(3,717)	6,676	(14,063)	(32,525)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(601)	898	(2,067)	(1,210)
Total other comprehensive income (loss), net of tax	(3,116)	5,778	(11,996)	(31,315)
Comprehensive income	322,160	262,282	522,350	369,649
Less: Comprehensive income attributable to noncontrolling interests	252	4,575	231	6,998
Comprehensive income attributable to UHS	$321,908	$257,707	$522,119	$362,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$199,017	$1,224,490
Accounts receivable, net	1,787,931	1,728,928
Supplies	195,141	190,417
Other current assets	183,216	138,034
Total current assets	2,365,305	3,281,869

Property and equipment	10,361,669	9,885,888
Less: accumulated depreciation	(4,731,772)	(4,512,764)
	5,629,897	5,373,124
Other assets:
Goodwill	3,903,266	3,882,715
Deferred income taxes	34,945	22,689
Right of use assets-operating leases	317,231	336,513
Deferred charges	4,865	4,985
Other	557,126	574,984
Total Assets	$12,812,635	$13,476,879

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$107,370	$331,998
Accounts payable and other liabilities	1,765,773	1,668,671
Medicare accelerated payments and deferred CARES Act and other grants	1,757	376,151
Operating lease liabilities	60,595	59,796
Federal and state taxes	33,315	44,423
Total current liabilities	1,968,810	2,481,039

Other noncurrent liabilities	522,007	458,549
Operating lease liabilities noncurrent	258,823	278,303
Medicare accelerated payments noncurrent	0	322,617
Long-term debt	3,486,222	3,524,253
Deferred income taxes	0	5,582
Redeemable noncontrolling interests	4,693	4,569

Equity:
UHS common stockholders’ equity	6,480,100	6,317,146
Noncontrolling interest	91,980	84,821
Total equity	6,572,080	6,401,967
Total Liabilities and Stockholders’ Equity	$12,812,635	$13,476,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months ended June 30, 2021

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2021	$4,569	$66	$778	$7	$0	$(479,503)	$6,747,678	$48,120	$6,317,146	$84,821	$6,401,967
Common Stock
Issued/(converted)	—	—	5	—	—	—	6,439	—	6,444	—	6,444
Repurchased	—	—	(23)	—	—	—	(368,057)	—	(368,080)	—	(368,080)
Restricted share-based compensation expense	—	—	—	—	—	—	6,102	—	6,102	—	6,102
Dividends paid	—	—	—	—	—	(33,874)	—	—	(33,874)	—	(33,874)
Stock option expense	—	—	—	—	—	—	30,243	—	30,243	—	30,243
Distributions to noncontrolling interests	(203)	—	—	—	—	—	—	—	—	(5,414)	(5,414)
Purchase of ownership interests by minority members	—	—	—	—	—	—	—	—	—	12,669	12,669
Comprehensive income:
Net income to UHS / noncontrolling interests	327	—	—	—	—	—	534,115	—	534,115	(96)	534,019
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	(11,996)	(11,996)	—	(11,996)
Subtotal - comprehensive income	327	—	—	—	—	—	534,115	(11,996)	522,119	(96)	522,023
Balance, June 30, 2021	$4,693	$66	$760	$7	$0	$(513,377)	$6,956,520	$36,124	$6,480,100	$91,980	$6,572,080

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, April 1, 2021	$4,470	$66	$781	$7	$0	$(496,521)	$6,970,289	$39,240	$6,513,862	$87,977	$6,601,839
Common Stock
Issued/(converted)	—	—	1	—	—	—	3,083	—	3,084	—	3,084
Repurchased	—	—	(22)	—	—	—	(360,594)	—	(360,616)	—	(360,616)
Restricted share-based compensation expense	—	—	—	—	—	—	3,240	—	3,240	—	3,240
Dividends paid	—	—	—	—	—	(16,856)	—	—	(16,856)	—	(16,856)
Stock option expense	—	—	—	—	—	—	15,478	—	15,478	—	15,478
Distributions to noncontrolling interests	(203)	—	—	—	—	—	—	—	—	(889)	(889)
Purchase of ownership interests by minority members	—	—	—	—	—	—	—	—	—	5,066	5,066
Comprehensive income:	—
Net income to UHS / noncontrolling interests	426	—	—	—	—	—	325,024	—	325,024	(174)	324,850
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	(3,116)	(3,116)	—	(3,116)
Subtotal - comprehensive income	426	—	—	—	—	—	325,024	(3,116)	321,908	(174)	321,734
Balance, June 30, 2021	$4,693	$66	$760	$7	$0	$(513,377)	$6,956,520	$36,124	$6,480,100	$91,980	$6,572,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months ended June 30, 2020

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2020	$4,333	$66	$794	$7	$0	$(462,159)	$5,933,504	$31,893	$5,504,105	$74,766	$5,578,871
Common Stock
Issued/(converted)	—	—	3	—	—	—	5,960	—	5,963	—	5,963
Repurchased	—	—	(20)	—	—	—	(200,034)	—	(200,054)	—	(200,054)
Restricted share-based compensation expense	—	—	—	—	—	—	4,749	—	4,749	—	4,749
Dividends paid	—	—	—	—	—	(17,344)	—	—	(17,344)	—	(17,344)
Stock option expense	—	—	—	—	—	—	28,577	—	28,577	—	28,577
Distributions to noncontrolling interests	(500)	—	—	—	—	—	—	—	—	(8,385)	(8,385)
Comprehensive income:
Net income to UHS / noncontrolling interests	454	—	—	—	—	—	393,966	—	393,966	6,544	400,510
Foreign currency translation adjustments	—	—	—	—	—	—	—	(31,315)	(31,315)	—	(31,315)
Subtotal - comprehensive income	454	—	—	—	—	—	393,966	(31,315)	362,651	6,544	369,195
Balance, June 30, 2020	$4,287	$66	$777	$7	$0	$(479,503)	$6,166,722	$578	$5,688,647	$72,925	$5,761,572

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, April 1, 2020	$3,953	$66	$776	$7	$0	$(479,503)	$5,897,063	$(5,200)	$5,413,209	$71,834	$5,485,043
Common Stock
Issued/(converted)	—	—	1	—	—	—	2,850	—	2,851	—	2,851
Repurchased	—	—	—	—	—	—	(762)	—	(762)	—	(762)
Restricted share-based compensation expense	—	—	—	—	—	—	2,394	—	2,394	—	2,394
Dividends paid	—	—	—	—	—	—	—	—	—	—	—
Stock option expense	—	—	—	—	—	—	13,248	—	13,248	—	13,248
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,151)	(3,151)
Comprehensive income:
Net income to UHS / noncontrolling interests	334	—	—	—	—	—	251,929	—	251,929	4,242	256,171
Foreign currency translation adjustments	—	—	—	—	—	—	—	5,778	5,778	—	5,778
Subtotal - comprehensive income	334	—	—	—	—	—	251,929	5,778	257,707	4,242	261,949
Balance, June 30, 2020	$4,287	$66	$777	$7	$0	$(479,503)	$6,166,722	$578	$5,688,647	$72,925	$5,761,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Six months ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$534,346	$400,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	265,388	250,602
(Gain) loss on sale of assets and businesses	(4,803)	2,161
Stock-based compensation expense	37,031	33,954
Provision for asset impairment	7,195	-
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(35,903)	131,294
Accrued interest	(1,459)	(2,191)
Accrued and deferred income taxes	(26,769)	116,707
Other working capital accounts	3,560	26,361
Medicare accelerated payments and deferred CARES Act and other grants	(697,011)	477,099
Other assets and deferred charges	(28,763)	5,095
Other	5,052	(7,659)
Accrued insurance expense, net of commercial premiums paid	104,079	81,016
Payments made in settlement of self-insurance claims	(42,495)	(64,034)
Net cash provided by operating activities	119,448	1,451,369

Cash Flows from Investing Activities:
Property and equipment additions	(482,211)	(354,610)
Proceeds received from sales of assets and businesses	21,143	6,440
Acquisition of businesses and property	-	(968)
Inflows (outflows) from foreign exchange contracts that hedge our net U.K. investment	(21,487)	57,029
Decrease in capital reserves of commercial insurance subsidiary	100	-
Costs incurred for purchase and implementation of information technology applications	(1,246)	(4,421)
Investment in, and advances to, joint ventures and other	-	(285)
Net cash used in investing activities	(483,701)	(296,815)

Cash Flows from Financing Activities:
Reduction of long-term debt	(278,785)	(459,332)
Additional borrowings	6,578	5,453
Repurchase of common shares	(368,080)	(200,054)
Dividends paid	(33,844)	(17,344)
Issuance of common stock	6,442	5,852
Profit distributions to noncontrolling interests	(5,617)	(8,885)
Purchase of ownership interests by minority members	11,433	-
Net cash used in financing activities	(661,873)	(674,310)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	660	(1,639)

(Decrease) increase in cash, cash equivalents and restricted cash	(1,025,466)	478,605
Cash, cash equivalents and restricted cash, beginning of period	1,279,154	105,667
Cash, cash equivalents and restricted cash, end of period	$253,688	$584,272

Supplemental Disclosures of Cash Flow Information:
Interest paid	$43,641	$61,802
Income taxes paid, net of refunds	$189,979	$14,394
Noncash purchases of property and equipment	$95,979	$80,031
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended June 30, 2021. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

The impact of the COVID-19 pandemic, which began during the second half of March, 2020, has had a material unfavorable effect on our operations and financial results since that time. The COVID-19 vaccination process commenced during the first quarter of 2021 and we have generally experienced a decline in COVID-19 patients since that time as well as a corresponding recovery in non-COVID-19 patient activity. Since the future volumes and severity of COVID-19 patients remain highly uncertain and subject to change, including potential increases in future COVID-19 patient volumes caused by new variants of the virus, we are not able to fully quantify the impact that these factors will have on our future financial results.  However, developments related to the COVID-19 pandemic could materially affect our financial performance during the remainder of 2021.

We believe that the adverse impact that COVID-19 will have on our future operations and financial results will depend upon many factors, most of which are beyond our capability to control or predict. Our future operations and financial results may be materially impacted by developments related to COVID-19 including, but not limited to, the potential impact on future COVID-19 patient volumes resulting from new variants of the virus, the length of time and severity of the spread of the pandemic; the volume of cancelled or rescheduled elective procedures and the volume of COVID-19 patients treated at our hospitals and other healthcare facilities; measures we are taking to respond to the COVID-19 pandemic; the impact of government and administrative regulation and stimulus on the hospital industry and potential retrospective adjustment in future periods of CARES Act and other grant income revenues recorded as revenues in prior periods; declining patient volumes and unfavorable changes in payer mix caused by deteriorating macroeconomic conditions (including increases in uninsured and underinsured patients as the result of business closings and layoffs); potential disruptions to our clinical staffing and shortages and disruptions related to supplies required for our employees and patients; and potential increases to expenses related to staffing, supply chain or other expenditures; the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, as well as risks associated with disruptions in the financial markets and the business of financial institutions as the result of the COVID-19 pandemic which could impact us from a financing perspective; and changes in general economic conditions nationally and regionally in our markets resulting from the COVID-19 pandemic. Because of these and other uncertainties, we cannot estimate the length or severity of the impact of COVID-19 on our business. Decreases in cash flows and results of operations may have an impact on the inputs and assumptions used in significant accounting estimates, including estimated implicit price concessions related to uninsured patient accounts, professional and general liability reserves, and potential impairments of goodwill and long-lived assets.

During 2021, we received approximately $189 million of additional funds from the federal government in connection with the CARES Act, substantially all of which was received during the first quarter of 2021. During the second quarter of 2021, we returned the $189 million to the appropriate government agencies utilizing a portion of our cash and cash equivalents held on deposit. Therefore, our results of operations for the three and six-month periods ended June 30, 2021 include no impact from the receipt of those funds.

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

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At June 30, 2021, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. The advisory agreement was amended and restated effective January 1, 2019. The advisory agreement was renewed by the Trust for 2021 at the same rate as the prior three years, providing for an advisory fee computation at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $1.1 and $1.0 million during the three-month periods ended June 30, 2021 and 2020, respectively, and approximately $2.2 million and $2.0 million during the six-month periods ended June 30, 2021 and 2020, respectively.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust, which is included in other income, net, on the accompanying consolidated statements of income for each period was approximately $394,000 and $200,000 during the three-month periods ended June 30, 2021 and 2020, respectively, and approximately $701,000 and $500,000 during the six-month periods ended June 30, 2021 and 2020, respectively.  Included in our share of the Trust’s income for the three and six-month periods ended June 30, 2021 was a gain realized by the Trust in connection with a divestiture of property that was completed during the second quarter of 2021. We received dividends from the Trust amounting to $551,000 and $543,000 during the three-month periods ended June 30, 2021 and 2020, respectively, and $1.1 million during each of the six-month periods ended June 30, 2021 and 2020. The carrying value of our investment in the Trust was approximately $5.0 million and $5.4 million at June 30, 2021 and December 31, 2020, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $48.5 million at June 30, 2021 and $50.6 million at December 31, 2020, based on the closing price of the Trust’s stock on the respective dates.

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

Total rent expense under the operating leases on the three wholly-owned hospital facilities with the Trust was approximately $4 million during each of the three months ended June 30, 2021 and 2020 and approximately $8 million during each of the six-month periods ended June 30, 2021 and 2020.  Pursuant to the terms of the three wholly-owned hospital leases with the Trust, we have the option to renew the leases at the lease terms described above and below by providing notice to the Trust at least 90 days prior to the termination of the then current term.  We also have the right to purchase the respective leased hospitals at their appraised fair market value upon any of the following: (i) at the end of the lease terms or any renewal terms; (ii) upon one month’s notice should a change of control of the Trust occur, or; (iii) within the time period as specified in the lease in the event that we provide notice to the Trust of our intent to offer a substitution property/properties in exchange for one (or more) of the three hospital properties leased from the Trust should we be unable to reach an agreement with the Trust on the properties to be substituted.  In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

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

As previously disclosed, a wholly-owned subsidiary of ours has notified the Trust that it is planning to terminate the existing lease on Southwest Healthcare System, Inland Valley Campus, upon the scheduled expiration of the current lease term on December 31, 2021. As permitted pursuant to the terms of the lease, we have the right to purchase the leased property at its appraised fair market value at the end of the existing lease term. However, we have proposed exchanging potential substitution properties, with an aggregate fair market value substantially equal to that of Southwest Healthcare System, Inland Valley Campus, in return for the real estate assets of the Inland Valley Campus. The proposed substitution properties consist of one acute care hospital (including a behavioral health pavilion) and a newly constructed behavioral health hospital. The Independent Trustees (of the Board of Trustees) of the Trust, as well as our Board of Directors, have approved the proposed property substitution subject to satisfactory due diligence and completion of definitive agreements. The effective date of the property substitution is expected to coincide with the scheduled lease maturity date of December 31, 2021.

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

In August, 2015, Marc D. Miller, our President and Chief Executive Officer and member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance.  During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO. Also in connection with this GPO agreement, we received shares of restricted stock of Premier which vested ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO. During the third quarter of 2020, we entered into an agreement with Premier pursuant to the terms of which, among other things, our ownership interest in Premier was converted into shares of Class A Common Stock of Premier. We have elected to retain a portion of the previously vested shares of Premier, the market value of which is included in other assets on our consolidated balance sheet. Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier was approximately $78 million as of each of June 30, 2021 and December 31, 2020.  Any change in market value of our Premier shares since December 31, 2020 was recorded as an unrealized gain/loss and included in “Other (income) expense, net” in our condensed consolidated statements of income for the three and six-month periods ended June 30, 2021. Additionally, Premier declared and paid quarterly cash dividends during each of the first two quarters of 2021. Our share of the cash dividends amounted to approximately $400,000 and $800,000 during the three and six-month periods ended June 30, 2021, respectively, which are included in “Other (income) expense, net” in our condensed consolidated statements of income.

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

As of June 30, 2021, outside owners held noncontrolling, minority ownership interests of: (i) 20% in an acute care facility located in Washington, D.C.; (ii) approximately 9% in an acute care facility located in Texas; (iii) 20%, 30%, 20%, 25% and 48% in five behavioral health care facilities located in Pennsylvania, Ohio, Washington, Missouri and Iowa, respectively, and; (iv) approximately 5% in an acute care facility located in Nevada.  The noncontrolling interest and redeemable noncontrolling interest balances of $92 million and $5 million, respectively, as of June 30, 2021, consist primarily of the third-party ownership interests in these hospitals.

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

The Sixth Amendment to the Senior Credit Agreement, among other things: (i) increased the aggregate amount of the revolving credit facility to $1 billion; (ii) increased the aggregate amount of the tranche A term loan commitments to $2 billion, and; (iii) extended the maturity date of the revolving credit and tranche A term loan facilities to October 23, 2023.

On October 31, 2018, we added a seven-year tranche B term loan facility in the aggregate principal amount of $500 million pursuant to the Senior Credit Agreement. The tranche B term loan matures on October 31, 2025.

As of June 30, 2021, we had no borrowings outstanding pursuant to our $1 billion revolving credit facility and we had $996 million of available borrowing capacity net of $4 million of outstanding letters of credit.

Pursuant to the terms of the Sixth Amendment, the tranche A term loan, which had $1.850 billion of borrowings outstanding as of June 30, 2021, provides for installment payments of $25 million per quarter until maturity in October of 2023, when all outstanding amounts will be due.

The tranche B term loan, which had approximately $488 million of borrowings outstanding as of June 30, 2021, provides for installment payments of $1.25 million per quarter which are scheduled to continue until maturity in October of 2025, when all outstanding amounts will be due.

Borrowings under the Senior Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.375% to 0.625% for revolving credit and term loan A borrowings and 0.75% for tranche B borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.375% to 1.625% for revolving credit and term loan A borrowings and 1.75% for the tranche B term loan. As of June 30, 2021, the applicable margins were 0.375% for ABR-based loans and 1.375% for LIBOR-based loans under the revolving credit and term loan A facilities.  The revolving credit facility includes a $125 million sub-limit for letters of credit. The Senior Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Senior Credit Agreement includes a material adverse change clause that must be represented at each draw. The Senior Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We are in compliance with all required covenants as of June 30, 2021 and December 31, 2020.

In April, 2021, our accounts receivable securitization program (“Securitization”) was amended (the eighth amendment) to: (i) reduce the aggregate borrowing commitments to $20 million (from $450 million previously); (ii) slightly reduce the borrowing rates and commitment fee, and; (iii) extend the maturity date to April 25, 2022 (from April, 2021 previously).  Substantially all other material terms and conditions remained unchanged. There were no borrowings outstanding pursuant to the Securitization as of June 30, 2021.

As of June 30, 2021, we had combined aggregate principal of $1.2 billion from the following senior secured notes:

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

At June 30, 2021, the carrying value and fair value of our debt were each approximately $3.6 billion. At December 31, 2020, the carrying value and fair value of our debt were each approximately $3.9 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Cash Flow Hedges:

During the six-month period ended June 30, 2021 and the year ended December 31, 2020, we had no cash flow hedges outstanding.

Foreign Currency Forward Exchange Contracts:

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. In connection with these forward exchange contracts, we recorded net cash outflows of $21 million during the six-month period ended June 30, 2021 and net cash inflows of $57 million during the six-month period ended June 30, 2020.

Derivatives Hedging Relationships:

The following table presents the effects of our foreign currency foreign exchange contracts on our results of operations for the three and six-month periods ended June 30, 2021 and 2020 (in thousands):

	Gain/(Loss) recognized in AOCI
	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Net Investment Hedge relationships
Foreign currency foreign exchange contracts	$(9,917)	$2,989	$(31,031)	$43,535

No other gains or losses were recognized in income related to derivatives in Subtopic 815-20.

Cash, Cash Equivalents and Restricted Cash:

Cash, cash equivalents, and restricted cash as reported in the condensed consolidated statements of cash flows are presented separately on our condensed consolidated balance sheets as follows (in thousands):

	June 30,	June 30,	December 31,
	2021	2020	2020
Cash and cash equivalents	$199,017	$539,622	$1,224,490
Restricted cash and cash equivalents (a)	54,671	44,650	54,664
Total cash, cash equivalents and restricted cash	$253,688	$584,272	$1,279,154

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	June 30, 2021	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$13,900	Cash and cash equivalents	$13,900
Money market mutual funds	71,012	Other assets	71,012
Certificates of deposit	2,200	Other assets		2,200
Equity securities	77,675	Other assets	77,675
Deferred compensation assets	44,019	Other assets	44,019
Foreign currency exchange contracts	442	Other current assets		442
	$209,248		$206,606	$2,642	-
Liabilities:
Deferred compensation liability	44,019	Other noncurrent liabilities	44,019
	$44,019		$44,019	-	-

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2020	Location	Level 1	Level 2	Level 3
Assets:
Term Deposit	$540,000	Cash and cash equivalents		$540,000
Money market mutual funds	37,100	Cash and cash equivalents	37,100
Money market mutual funds	70,995	Other assets	70,995
Certificates of deposit	2,300	Other assets		2,300
Equity securities	78,367	Other assets	78,367
Deferred compensation assets	42,044	Other assets	42,044
Foreign currency exchange contracts	9,987	Other current assets		9,987
	$780,793		$228,506	$552,287	-
Liabilities:
Deferred compensation liability	$42,044	Other noncurrent liabilities	$42,044
	$42,044		$42,044	-	-

The fair value of our money market mutual funds, certificates of deposit and equity securities with a readily determinable fair value are computed based upon quoted market prices in an active market. The fair value of deferred compensation assets and offsetting liability are computed based on market prices in an active market held in a rabbi trust.  The fair value of our interest rate swaps are based on quotes from our counter parties.  The fair value of our foreign currency exchange contracts is valued using quoted forward exchange rates and spot rates at the reporting date.

As of June 30, 2021, in addition to the $14 million reflected above in cash and cash equivalents, we had approximately $83 million of other cash accounts that earn interest at variable rates ranging from .20% to .25%.

As of December 31, 2020, in addition to the $577 million reflected above in cash and cash equivalents, we had approximately $581 million of other cash accounts that earn interest at variable rates ranging from .20% to .25%.

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

As of June 30, 2021, the total accrual for our professional and general liability claims was $322 million, of which $74 million was included in current liabilities.  As of December 31, 2020, the total accrual for our professional and general liability claims was $264 million, of which $74 million was included in current liabilities.

As a result of unfavorable trends experienced during 2021 and 2020, included in our results of operations during the six-month periods ended June 30, 2021 and 2020 were the following increases, related to prior years, to our reserves for self-insured professional and general liability claims: (i) a $36 million increase recorded during the first six months of 2021, all of which was recorded during the second quarter of 2021, and; (ii) a $20 million increase recorded during the first six months of 2020, all of which was recorded during the first quarter of 2020. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimates of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Given our significant self-insured exposure for professional and general liability claims, there can be no assurance that a sharp increase in the number and/or severity of claims asserted against us will not have a material adverse effect on our future results of operations.

As of June 30, 2021, the total accrual for our workers’ compensation liability claims was $109 million, $55 million of which was included in current liabilities. As of December 31, 2020, the total accrual for our workers’ compensation liability claims was $105 million, $55 million of which was included in current liabilities.

Although we are unable to predict whether or not our future financial statements will require updates to estimates for our prior year reserves for self-insured general and professional and workers’ compensation claims, given the relatively unpredictable nature of these potential liabilities and the factors impacting these reserves, as discussed above, it is reasonably likely that our future financial results may include material adjustments to prior period reserves.

Property Insurance

We have commercial property insurance policies for our properties covering catastrophic losses, including windstorm damage, up to a $1 billion policy limit, subject to a per occurrence/per location deductible of $2.5 million as of June 1, 2020. Losses resulting from named windstorms are subject to deductibles between 3% and 5% of the total insurable value of the property. In addition, we have commercial property insurance policies covering catastrophic losses resulting from earthquake and flood damage, each subject to aggregated loss limits (as opposed to per occurrence losses). Commercially insured earthquake coverage for our facilities is subject to various deductibles and limitations including: (i) $200 million limitation for our facilities located in Nevada; (ii) $150 million limitation for our facilities located in California; (iii) $100 million limitation for our facilities located in fault zones within the United States; (iv) $40 million limitation for our facilities located in Puerto Rico, and; (v) $250 million limitation for many of our facilities located in other states. Our commercially insured flood coverage has a limit of $100 million annually. There is also a $10 million sublimit for one of our facilities located in Houston, Texas, and a $1 million sublimit for our facilities located in Puerto Rico. Property insurance for our behavioral health facilities located in the U.K. are provided on an all risk basis up to a £1.5 billion policy limit, with coverage caps per location, that includes coverage for real and personal property as well as business interruption losses.

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

Certain legal matters are described below:

Litigation:

Shareholder Class Action

In December 2016 a purported shareholder class action lawsuit was filed in U.S. District Court for the Central District of California against UHS and certain UHS officers alleging violations of the federal securities laws. The case was originally filed as Heed v. Universal Health Services, Inc. et. al. (Case No. 2:16-CV-09499-PSG-JC). The court subsequently appointed Teamsters Local 456 Pension Fund and Teamsters Local 456 Annuity Fund to serve as lead plaintiffs.  The case has been transferred to the U.S. District Court for the Eastern District of Pennsylvania and the style of the case has been changed to Teamsters Local 456 Pension Fund, et. al. v. Universal Health Services, Inc. et. al. (Case No. 2:17-CV-02817-LS). In September 2017, Teamsters Local 456 Pension Fund filed an amended complaint. The amended class action complaint alleges violations of federal securities laws relating to disclosures made in public filings associated with alleged practices and operations at our behavioral health facilities.  Plaintiffs seek monetary damages for shareholders during the defined class period as a result of the decrease in share price following various public disclosures or reports. In December 2017, we filed a motion to dismiss the amended complaint. In August 2019, the court granted our motion to dismiss. Plaintiffs subsequently filed a motion with the court seeking leave to file a second amended complaint. In April 2020, the court denied Plaintiffs’ motion to file a second amended complaint. Plaintiffs filed an appeal with the 3rd Circuit Court of Appeals. During the fourth quarter of 2020, and during the pendency of the appeal, we reached an agreement to settle this matter, pending final court approval. In July 2021, the court granted final approval of the settlement. The net settlement amount, after anticipated commercial insurance proceeds, did not have a material impact on our consolidated financial statements for the year ended December 31, 2020.  The settlement is not an admission of liability.

Shareholder Derivative Cases

In March 2017, a shareholder derivative suit was filed by plaintiff David Heed in the Court of Common Pleas of Philadelphia County. A notice of removal to the United States District Court for the Eastern District of Pennsylvania was filed (Case No. 2:17-cv-01476-LS). Plaintiff filed a motion to remand. In December 2017, the Court denied plaintiff’s motion to remand and retained the case in federal court. In May, June and July 2017, additional shareholder derivative suits were filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in those cases are: Central Laborers’ Pension Fund (Case No. 17-cv-02187-LS); Firemen’s Retirement System of St. Louis (Case No. 17—cv-02317-LS); Waterford Township Police & Fire Retirement System (Case No. 17-cv-02595-LS); and Amalgamated Bank Longview Funds (Case No. 17-cv-03404-LS). The Fireman’s Retirement System case has since been voluntarily dismissed. The federal court consolidated all of the cases pending in the Eastern District of Pennsylvania and appointed co-lead plaintiffs and co-lead counsel. Lead Plaintiffs filed a consolidated, amended complaint. We filed a motion to dismiss the amended complaint.  In addition, a shareholder derivative case was filed in Chancery Court in Delaware by the Delaware County Employees’ Retirement Fund (Case No. 2017-0475-JTL). In December 2017, the Chancery Court stayed this case pending resolution of other contemporaneous matters. Each of these cases have named certain current and former members of the Board of Directors individually and certain officers of Universal Health Services, Inc. as defendants.  UHS has also been named as a nominal defendant in these cases. The derivative cases make substantially similar allegations and claims as the shareholder class action relating to practices at our behavioral health facilities and board and corporate oversight of these facilities as well as claims relating to the stock trading by the individual defendants and company repurchase of shares during the relevant time period. The cases make claims of breaches of fiduciary duties by the named board members and officers; alleged violations of federal securities laws; and common law causes of action against the individual defendants including unjust enrichment, corporate waste, abuse of control, constructive fraud and gross mismanagement. The cases seek monetary damages allegedly incurred by the company; restitution and disgorgement of profits, benefits and other compensation from the individual defendants and various forms of equitable relief relating to corporate governance matters. In August 2019, the court granted our motion to dismiss. Plaintiffs subsequently filed a motion with the court seeking leave to file a second amended complaint.  In April 2020, the court denied Plaintiffs motion to file a second amended complaint. Plaintiffs filed an appeal with the 3rd Circuit Court of Appeals. The defendants deny liability and intend to defend these cases vigorously. The parties continued settlement negotiations during the pendency of the appeal and a preliminary settlement, which would not have a material impact on our financial statements, has been reached pending finalization of certain outstanding items, preparation of settlement documentation and court approval. We are uncertain as to potential liability or financial exposure, if any, which may be associated with these matters in the event the settlement is not finalized and approved.

In July 2021, a shareholder derivative lawsuit was filed by plaintiff, Robin Knight, in the Chancery Court in Delaware against the members of the Board of Directors of the Company as well as certain officers (C.A. No.: 2021-0581-SG).  The Company was named as a nominal defendant. The lawsuit alleges that in March 2020 stock options were awarded with exercise prices that did not reflect the Company’s fundamentals and business prospects, and in anticipation of future market rebound resulting in excessive gains. The lawsuit makes claims of breaches of fiduciary duties, waste of corporate assets, and unjust enrichment.  The lawsuit seeks monetary damages allegedly incurred by the Company, disgorgement of the March 2020 stock awards as well as any proceeds derived therefrom and unspecified equitable relief.  Defendants deny the allegations.  We are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

The George Washington University v. Universal Health Services, Inc., et. al.

In December 2019, The George Washington University (“University”) filed a lawsuit in the Superior Court for the District of Columbia against Universal Health Services, Inc. as well as certain subsidiaries and individuals associated with the ownership and management of The George Washington University Hospital (“GW Hospital”) in Washington, D.C. (case No. 2019 CA 008019 B).  The lawsuit claims that UHS failed to provide sufficient financial compensation to the University under the terms of various agreements entered into in 1997 between the University and UHS for the joint venture ownership of GW Hospital.  The lawsuit includes claims for breach of contract, breach of fiduciary duty, and unjust enrichment.  We deny liability and intend to defend this matter vigorously. We filed a motion to dismiss the complaint. In June 2020, the Court granted the motion in part dismissing the majority of the claims against UHS. At this time, we are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

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

Boley, et al. v. UHS, et al.

Former UHS subsidiary facility employees Mary K. Boley, Kandie Sutter, and Phyllis Johnson, individually and on behalf of a putative class of participants in the UHS Retirement Savings Plan (the “Plan”), filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania against UHS, the Board of Directors of UHS, and the “Plan Committee” of UHS (Case No. 2:20-cv-02644).  In subsequent amended complaints, Plaintiffs have dropped the Board of Directors and the “Plan Committee” as defendants and added the UHS Retirement Plans Investment Committee as a new defendant.  Plaintiffs allege that UHS breached its fiduciary duties under the Employee Retirement Income Security Act (“ERISA”) by offering to participants in the Plan overly expensive investment options when less expensive investment options were available in the marketplace; caused participants to pay excessive recordkeeping fees associated with the Plan; breached its duty to monitor appointed fiduciaries and: in the alternative, engaged in a “knowing breach of trust” separate from the alleged violations under ERISA.  UHS disputes Plaintiffs’ allegations and is actively defending against Plaintiffs’ claims.  UHS’ motion for partial dismissal of Plaintiffs’ claims was denied by the Court.  In March 2021, the Court granted Plaintiffs’ motion for class certification. The Third Circuit Court of Appeal has agreed to hear an appeal of the trial court’s order granting class certification.  The case will be stayed in the trial court pending conclusion of the appellate proceedings.  We are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.  We maintain commercial insurance coverage for claims of this nature, subject to specified deductibles and limitations.

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

(7) Segment Reporting

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including, but not limited to, information technology, purchasing, reimbursement, accounting and finance, taxation, legal, advertising and design and construction. The chief operating decision making group for our acute care services and behavioral health care services is comprised of our Chief Executive Officer and President and the Presidents of each operating segment. The Presidents for each operating segment also manage the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2020. The corporate overhead allocations, as reflected below, are utilized for internal reporting purposes and are comprised of each period’s projected corporate-level operating expenses (excluding interest expense). The overhead expenses are captured and allocated directly to each segment to the extent possible, and overhead expenses incurred on behalf of both segments are captured and allocated to each segment based upon each segment’s respective percentage of total operating expenses.

	Three months ended June 30, 2021
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$8,662,335	$2,527,776	$-	$11,190,111
Gross outpatient revenues	$5,357,888	$266,328	$-	$5,624,216
Total net revenues	$1,754,431	$1,431,497	$11,952	$3,197,880
Income/(loss) before allocation of corporate overhead and income taxes	$218,663	$324,577	$(116,442)	$426,798
Allocation of corporate overhead	$(58,227)	$(43,099)	$101,326	$-
Income/(loss) after allocation of corporate overhead and before income taxes	$160,436	$281,478	$(15,116)	$426,798
Total assets as of June 30, 2021	$5,162,252	$7,159,426	$490,957	$12,812,635

	Six months ended June 30, 2021
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$17,781,519	$5,001,341	$-	$22,782,860
Gross outpatient revenues	$9,938,608	$513,092	$-	$10,451,700
Total net revenues	$3,448,973	$2,746,834	$15,060	$6,210,867
Income/(loss) before allocation of corporate overhead and income taxes	$391,781	$555,902	$(248,008)	$699,675
Allocation of corporate overhead	$(116,334)	$(86,049)	$202,383	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$275,447	$469,853	$(45,625)	$699,675
Total assets as of June 30, 2021	$5,162,252	$7,159,426	$490,957	$12,812,635

	Three months ended June 30, 2020
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$6,736,777	$2,285,359	$0	$9,022,136
Gross outpatient revenues	$3,394,680	$216,174	$0	$3,610,854
Total net revenues	$1,467,506	$1,259,123	$3,125	$2,729,754
Income/(loss) before allocation of corporate overhead and income taxes	$182,996	$256,766	$(104,104)	$335,658
Allocation of corporate overhead	$(55,983)	$(42,750)	$98,733	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$127,013	$214,016	$(5,371)	$335,658
Total assets as of June 30, 2020	$4,467,698	$6,819,694	$861,107	$12,148,499

	Six months ended June 30, 2020
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$14,558,249	$4,810,898	$0	$19,369,147
Gross outpatient revenues	$8,076,421	$475,913	$0	$8,552,334
Total net revenues	$2,988,555	$2,565,232	$5,634	$5,559,421
Income/(loss) before allocation of corporate overhead and income taxes	$286,533	$494,449	$(254,541)	$526,441
Allocation of corporate overhead	$(111,956)	$(85,480)	$197,436	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$174,577	$408,969	$(57,105)	$526,441
Total assets as of June 30, 2020	$4,467,698	$6,819,694	$861,107	$12,148,499

(a)

Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $172 million and $136 million for the three-month periods ended June 30, 2021 and 2020, respectively, and approximately $337 million and $273 million for the six-month periods ended June 30, 2021 and 2020, respectively.  Total assets at our U.K. behavioral health care facilities were approximately $1.369 billion and $1.192 billion as of June 30, 2021 and 2020, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Basic and Diluted:
Net income attributable to UHS	$325,024	$251,929	$534,115	$393,966
Less: Net income attributable to unvested restricted share grants	(661)	(824)	(1,213)	(1,197)
Net income attributable to UHS – basic and diluted	$324,363	$251,105	$532,902	$392,769

Weighted average number of common shares - basic	84,224	84,632	84,503	85,422
Net effect of dilutive stock options and grants based on the treasury stock method	1,400	427	1,207	335
Weighted average number of common shares and equivalents - diluted	85,624	85,059	85,710	85,757
Earnings per basic share attributable to UHS:	$3.85	$2.97	$6.31	$4.60
Earnings per diluted share attributable to UHS:	$3.79	$2.95	$6.22	$4.58

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 4.2 million for the three months ended June 30, 2021 and 4.4 million for the six months ended June 30, 2021. The excluded weighted-average stock options totaled 7.1 million for the three months ended June 30, 2020 and 6.5 million for the six months ended June 30, 2020.  All classes of our common stock have the same dividend rights.

Stock-Based Compensation:

During the three-month periods ended June 30, 2021 and 2020, pre-tax compensation cost of $15.5 million and $13.2 million, respectively, was recognized related to outstanding stock options.  During the six-month periods ended June 30, 2021 and 2020, pre-tax compensation costs of $30.2 million and $28.6 million, respectively, was recognized related to outstanding stock options.  In addition, during the three-month periods ended June 30, 2021 and 2020, pre-tax compensation cost of approximately $3.2 million and $2.4 million, respectively, was recognized related to restricted stock awards and units. During the six-month periods ended June 30, 2021 and 2020, pre-tax compensation costs of approximately $6.1 million and $4.7 million, respectively, was recognized related to restricted stock awards and units.   As of June 30, 2021 there was approximately $163.9 million of unrecognized compensation cost related to unvested options and restricted stock awards and units which is expected to be recognized over the remaining weighted average vesting period of 2.9 years. There were 2,391,402 stock options granted during the first six months of 2021 (including 406,952 stock options granted at a 10% market price premium) with a weighted-average grant date fair value of $39.65 per option. There were 150,860 shares of restricted shares and restricted units granted during the first six months of 2021 with a weighted-average grant date fair value of $138.80 per share.

The expense associated with stock-based compensation arrangements is a non-cash charge. In the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $37.0 million and $34.0 million during the six-month periods ended June 30, 2021 and 2020.

(9) Dispositions and acquisitions

In July, 2021, we spent $40 million to acquire a 22-bed micro-hospital located in Las Vegas, Nevada.

Six-month period ended June 30, 2021:

Acquisitions:

During the first six months of 2021, there were no acquisitions.

Divestitures:

During the first six months of 2021, we received $21 million from the sale of our equity interest in a business.

Six-month period ended June 30, 2020:

Acquisitions:

During the first six months of 2020, we spent $1 million on the acquisition of businesses and property.

Divestitures:

During the first six months of 2020, we received $6 million from the sale of assets and businesses.

(10) Dividends

We declared and paid dividends of $16.8 million, or $.20 per share, during the second quarter of 2021 and declared and paid dividends of $33.8 million during the six-month period ended June 30, 2021.  Dividend equivalents, which were applicable to unvested restricted stock units, were accrued during 2021 and will be paid upon vesting of the restricted stock unit.  As part of our COVID-19 initiatives, we suspended quarterly dividend payments in the second quarter of 2020.  Dividends of $17.3 million, or $.20 per share were declared and paid during the first six months of 2020 (declared and paid during the first three months of 2020).

(11) Income Taxes

Our effective income tax rates were 23.8% and 23.6% during the three-month periods ended June 30, 2021, and 2020, respectively, and 23.6% and 23.8% during the six-month periods ended June 30, 2021, and 2020, respectively.  The increase in the effective tax rate during the three-month period ended June 30, 2021, as compared to the comparable quarter of 2020, was primarily due to the decrease in net book income attributable to noncontrolling interests. The decrease in the effective tax rate during the six-month period ended June 30, 2021, compared with the same period in 2020, was primarily due to a $3 million favorable change in the tax benefit from employee share-based payments offset by a $2 million increase to the foreign provision as compared to the prior year.

The global intangible low-taxed income (“GILTI”) provisions from the TCJA-17 require the inclusion of the earnings of certain foreign subsidiaries in excess of an acceptable rate of return on certain assets of the respective subsidiaries in our U.S. tax return for tax years beginning after December 31, 2017.  An accounting policy election was made during 2018 to treat taxes related to GILTI as a period cost when the tax is incurred. We recorded a GILTI tax provision of zero for the six months ended June 30, 2021 and 2020, respectfully.

As of January 1, 2021, our unrecognized tax benefits were approximately $2 million. The amount, if recognized, that would favorably affect the effective tax rate is approximately $2 million. During the six months ended June 30, 2021, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of June 30, 2021, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for 2017 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months.  It is reasonably possible that the amount of uncertain tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. Our tax returns have been examined by the Internal Revenue Service (“IRS”) through the year ended December 31, 2006. We believe that adequate accruals have been provided for federal, foreign, and state taxes.

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

The following table disaggregates our revenue by major source for the three and six-month periods ended June 30, 2021 and 2020 (in thousands):

	For the three months ended June 30, 2021
	Acute Care		Behavioral Health		Other	Total
Medicare	$308,211	18%	$92,727	6%		$400,938	13%
Managed Medicare	274,393	16%	61,532	4%		335,925	11%
Medicaid	169,705	10%	227,524	16%		397,229	12%
Managed Medicaid	161,261	9%	334,202	23%		495,463	15%
Managed Care (HMO and PPOs)	588,806	34%	372,146	26%		960,952	30%
UK Revenue	0	0%	172,220	12%		172,220	5%
Other patient revenue and adjustments, net	84,157	5%	128,944	9%		213,101	7%
Other non-patient revenue (a)	167,898	10%	42,202	3%	11,952	222,052	7%
Total Net Revenue	$1,754,431	100%	$1,431,497	100%	$11,952	3,197,880	100%

	For the six months ended June 30, 2021
	Acute Care		Behavioral Health		Other	Total
Medicare	$643,724	19%	$181,219	7%		$824,943	13%
Managed Medicare	549,953	16%	119,074	4%		669,027	11%
Medicaid	281,346	8%	380,664	14%		662,010	11%
Managed Medicaid	296,759	9%	668,960	24%		965,719	16%
Managed Care (HMO and PPOs)	1,187,616	34%	720,890	26%		1,908,506	31%
UK Revenue	0	0%	336,886	12%		336,886	5%
Other patient revenue and adjustments, net	178,407	5%	249,227	9%		427,634	7%
Other non-patient revenue (a)	311,168	9%	89,914	3%	15,060	416,142	7%
Total Net Revenue	$3,448,973	100%	$2,746,834	100%	$15,060	$6,210,867	100%

	For the three months ended June 30, 2020
	Acute Care		Behavioral Health		Other	Total
Medicare	$264,310	18%	$106,571	8%		$370,881	14%
Managed Medicare	182,771	12%	59,979	5%		242,750	9%
Medicaid	131,452	9%	154,090	12%		285,542	10%
Managed Medicaid	108,336	7%	280,865	22%		389,201	14%
Managed Care (HMO and PPOs)	432,695	29%	293,124	23%		725,819	27%
UK Revenue	0	0%	136,622	11%		136,622	5%
Other patient revenue and adjustments, net	78,196	5%	121,135	10%		199,331	7%
Other non-patient revenue (b)	269,746	18%	106,737	8%	3,125	379,608	14%
Total Net Revenue	$1,467,506	100%	$1,259,123	100%	$3,125	$2,729,754	100%

	For the six months ended June 30, 2020
	Acute Care		Behavioral Health		Other	Total
Medicare	$590,335	20%	$226,188	9%		$816,523	15%
Managed Medicare	404,762	14%	119,217	5%		523,979	9%
Medicaid	259,411	9%	329,108	13%		588,519	11%
Managed Medicaid	231,791	8%	583,422	23%		815,213	15%
Managed Care (HMO and PPOs)	973,432	33%	633,811	25%		1,607,243	29%
UK Revenue	0	0%	273,472	11%		273,472	5%
Other patient revenue and adjustments, net	142,795	5%	244,195	10%		386,990	7%
Other non-patient revenue (b)	386,029	13%	155,819	6%	5,634	547,482	10%
Total Net Revenue	$2,988,555	100%	$2,565,232	100%	$5,634	$5,559,421	100%

(a) Acute Care includes CARES Act and other grant revenue of $2 million and $11 million recorded in the three and six-months periods ended June 31, 2021, respectively.  Behavioral Health includes CARES Act and other grant revenue of $173,000 and $2 million recorded in the three and six-months periods ended June 30, 2021, respectively.

(b) Includes $157 million in Acute Care and $61 million in Behavioral Health of CARES Act and other grant revenue in each of the three and six-months periods ended June 30, 2020.

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

Three of our hospital facilities are held under operating leases with Universal Health Realty Income Trust with terms of the leases with respect to two hospital properties expiring in 2021 and the third expiring in 2026 (see Note 2 for additional disclosure). We are also the lessee of the real property of certain facilities from unrelated third parties.

Supplemental cash flow information related to leases for the six-month periods ended June 30, 2021 and 2020 are as follows (in thousands):

	Six months ended June 30,
	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$59,818	$56,102
Operating cash flows from finance leases	$2,352	$966
Financing cash flows from finance leases	$1,589	$1,267

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$12,322	$37,780
Finance leases	$7,690	$-

(14) Recent Accounting Standards

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

As of June 30, 2021, we owned and/or operated 360 inpatient facilities and 39 outpatient and other facilities including the following located in 38 U.S states, Washington, D.C., the United Kingdom and Puerto Rico:

Acute care facilities located in the U.S.:

•	26 inpatient acute care hospitals;
•	17 free-standing emergency departments, and;
•	6 outpatient centers & 1 surgical hospital.

Behavioral health care facilities (334 inpatient facilities and 15 outpatient facilities):

Located in the U.S.:

•	186 inpatient behavioral health care facilities, and;
•	12 outpatient behavioral health care facilities.

Located in the U.K.:

•	145 inpatient behavioral health care facilities, and;
•	3 outpatient behavioral health care facilities.

Located in Puerto Rico:

•	3 inpatient behavioral health care facilities.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 55% and 54% during the three-month periods ended June 30, 2021 and 2020, respectively, and 56% and 54% during the six-month periods ended June 30, 2021 and 2020, respectively. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 45% and 46% of our consolidated net revenues during the three-month periods ended June 30, 2021 and 2020, respectively, and 44% and 46% during the six-month periods ended June 30, 2021 and 2020, respectively.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $172 million and $136 million during the three-month periods ended June 30, 2021 and 2020, respectively, and $337 million and $273 million during the six-month periods ended June 30, 2021 and 2020, respectively.  Total assets at our U.K. behavioral health care facilities were approximately $1.369 billion as of June 30, 2021 and $1.334 billion as of December 31, 2020.

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

•

the impact of the COVID-19 pandemic, which began during the second half of March, 2020, has had a material effect on our operations and financial results since that time. The COVID-19 vaccination process commenced during the first quarter of 2021 and we have generally experienced a decline in COVID-19 patients since that time as well as a corresponding recovery in non-COVID-19 patient activity, although we have recently experienced a material increase in COVID-19 patients in many of our markets.  Since the future volumes and severity of COVID-19 patients remain highly uncertain and subject to change, including potential increases in future volumes and severity of COVID-19 patients caused by new variants of the virus, we are not able to fully quantify the impact that these factors will have on our future financial results.  However, developments related to the COVID-19 pandemic could materially affect our financial performance in 2021. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts on our financial condition and our results of operations as a result of its macroeconomic impact, and many of our known risks described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2020;

•

the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), a stimulus package signed into law on March 27, 2020, authorizes $100 billion in grant funding to hospitals and other healthcare providers to be distributed through the Public Health and Social Services Emergency Fund (the “PHSSEF”).  These funds are not required to be repaid provided the recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using PHSSEF funds to reimburse expenses or losses that other sources are obligated to reimburse. However, since the expenses and losses will be ultimately measured over the life of the COVID-19 pandemic, potential retrospective unfavorable adjustments in future periods, of funds recorded as revenues in prior periods, could occur. The U.S. Department of Health and Human Services (“HHS”) initially distributed $30 billion of this funding based on each provider’s share of total Medicare fee-for-service reimbursement in 2019.  Subsequently, HHS determined that CARES Act funding (including the $30 billion already distributed) would be allocated proportional to providers’ share of 2018 net patient revenue. We have received payments from these initial distributions of the PHSSEF as disclosed herein.  HHS has indicated that distributions of the remaining $50 billion will be targeted primarily to hospitals in COVID-19 high impact areas, to rural providers, safety net hospitals and certain Medicaid providers and to reimburse providers for COVID-19 related treatment of uninsured patients. We have received payments from these targeted distributions of the PHSSEF, as disclosed herein. The CARES Act also makes other forms of financial assistance available to healthcare providers, including through Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which made available accelerated payments of Medicare funds in order to increase cash flow to providers.  On April 26, 2020, the Centers for Medicare and Medicaid Services (“CMS”) announced it was reevaluating and temporarily suspending the Medicare Accelerated and Advance Payment Program in light of the availability of the PHSSEF and the significant funds available through other programs.  We have received accelerated payments under this program during 2020, and early returned all of those funds during the first quarter of 2021, as disclosed herein. The Paycheck Protection Program and Health Care Enhancement Act (the “PPPHCE Act”), a stimulus package signed into law on April 24, 2020, includes additional emergency appropriations for COVID-19 response, including $75 billion to be distributed to eligible providers through the PHSSEF.  A third phase of PHSSEF allocations made $24.5 billion available for providers who previously received, rejected or accepted PHSSEF payments. Applicants that had not yet received PHSSEF payments of 2 percent of patient revenue were to receive a payment that, when combined with prior payments (if any), equals 2 percent of patient care revenue. Providers that have already received payments of approximately 2 percent of annual revenue from patient care were potentially eligible for an additional payment.  Recipients will not be required to repay the government for PHSSEF funds received, provided they comply with HHS defined terms and conditions. On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law. The CAA appropriated an additional $3 billion to the PHSSEF, codified flexibility for providers to calculate lost revenues, and permitted parent organizations to allocate PHSSEF targeted distributions to subsidiary organizations. The CAA also provides that not less than 85 percent of the unobligated PHSSEF amounts and any future funds recovered from health care providers should be used for additional distributions that consider financial losses and changes in operating expenses in the third or fourth quarters of 2020 and the first quarter of 2021 that are attributable to the coronavirus. The CAA provided additional funding for testing, contact tracing and vaccine administration. Providers receiving payments were required to sign terms and conditions regarding utilization of the payments. Any provider receiving funds in excess of $10,000 in the aggregate will be required to report data elements to HHS detailing utilization of the payments, and we will be required to file such reports.  We, and other providers, will report healthcare related expenses attributable to COVID-19 that have not been reimbursed by another source, which may include general and administrative or healthcare related operating expenses. Funds may also be applied to lost revenues, represented as a negative change in year-over-year net patient care operating income. The deadline for using all Provider Relief Fund payments depends on the date of the payment received period; payments received in the first period of April 10, 2020 to June 30, 2020 were to have been expended by June 30, 2021 and payments received in the fourth period of July 1, 2021 to December 31, 2021 must be expended by December 31, 2022. The American Rescue Plan Act of 2021 (“ARPA”), enacted on March 11, 2021, included funding directed at detecting, diagnosing, tracing, and monitoring COVID-19 infections; establishing community vaccination centers and mobile vaccine units; promoting, distributing, and tracking COVID-19 vaccines; and reimbursing rural hospitals and facilities for healthcare-related expenses and lost revenues attributable to COVID-19.  ARPA increased the eligibility for, and amount of, premium tax credits to purchase health coverage through Patient Protection and Affordable Care Act, as amended by the Health and Education Reconciliation Act (collectively, the “Legislation”). Further, ARPA set the Medicaid program’s federal medical assistance percentage (“FMAP”) at 100 percent for amounts expended for COVID-19 vaccines and vaccine administration.  ARPA also increases the FMAP by 5 percent for eight calendar quarters to incentivize states to expand their Medicaid programs.  Finally, ARPA provides subsidies to cover 100 percent of health insurance premiums under the Consolidated Omnibus Budget Reconciliation Act through September 30, 2021. There is a high degree of uncertainty surrounding the implementation of the CARES Act, the PPPHCE Act, the CAA and ARPA, and the federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact.  There can be no assurance as to the total amount of financial and other types of assistance we will receive under the CARES Act, the PPPHCE Act, the CAA and the ARPA, and it is difficult to predict the impact of such legislation on our operations or how they will affect operations of our competitors.  Moreover, we are unable to assess the extent to which anticipated negative impacts on us arising from the COVID-19 pandemic will be offset by amounts or benefits received or to be received under the CARES Act, the PPPHCE Act, the CAA and the ARPA;

•	our ability to comply with the existing laws and government regulations, and/or changes in laws and government regulations;
•

an increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. For example, Congress has reduced to $0 the penalty for failing to maintain health coverage that was part of the original Legislation as part of the Tax Cuts and Jobs Act. President Biden has undertaken and is expected to undertake additional executive actions that will strengthen the Legislation and reverse the policies of the prior administration.  To date, the Biden administration has issued executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the Legislation or the Medicaid program. The ARPA’s expansion of subsidies to purchase coverage through a Legislation exchange is anticipated to increase exchange enrollment. The Trump Administration had directed the issuance of final rules (i) enabling the formation of association health plans that would be exempt from certain Legislation requirements such as the provision of essential health benefits, (ii) expanding the availability of short-term, limited duration health insurance, (iii) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level, (iv) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans and (v) incentivizing the use of health reimbursement arrangements by employers to permit employees to purchase health insurance in the individual market. The uncertainty resulting from these Executive Branch policies may have led to reduced Exchange enrollment in 2018, 2019 and 2020. It is also anticipated that these policies, to the extent that they remain as implemented, may create additional cost and reimbursement pressures on hospitals, including ours. In addition, there have been numerous political and legal efforts to expand, repeal, replace or modify the Legislation since its enactment, some of which have been successful, in part, in modifying the Legislation, as well as court challenges to the constitutionality of the Legislation. The U.S. Supreme Court rejected the latest such case on June 17, 2021, when the Court held in California v. Texas that the plaintiffs lacked standing to challenge the Legislation’s requirement to obtain minimum essential health insurance coverage, or the individual mandate.  The Court dismissed the case without specifically ruling on the constitutionality of the Legislation. As a result, the Legislation will continue to remain law, in its entirety, likely for the foreseeable future.  Any future efforts to challenge, replace or replace the

Legislation or expand or substantially amend its provision is unknown. See below in Sources of Revenue and Health Care Reform for additional disclosure;
•

under the Legislation, hospitals are required to make public a list of their standard charges, and effective January 1, 2019, CMS has required that this disclosure be in machine-readable format and include charges for all hospital items and services and average charges for diagnosis-related groups.  On November 27, 2019, CMS published a final rule on “Price Transparency Requirements for Hospitals to Make Standard Charges Public.” This rule took effect on January 1, 2021 and requires all hospitals to also make public their payor-specific negotiated rates, minimum negotiated rates, maximum negotiated rates, and cash for all items and services, including individual items and services and service packages, that could be provided by a hospital to a patient. Failure to comply with these requirements may result in daily monetary penalties.  On August 4, 2021, CMS published a proposed rule seeking to amend several hospital price transparency policies and increase the amount of penalties for noncompliance through the use of a proposed scaling factor based on hospital bed count;

•

as part of the CAA, Congress passed legislation aimed at preventing or limiting patient balance billing in certain circumstances. The CAA addresses surprise medical bills stemming from emergency services, out-of-network ancillary providers at in-network facilities, and air ambulance carriers. The legislation prohibits surprise billing when out-of-network emergency services or out-of-network services at an in-network facility are provided, unless informed consent is received.  In these circumstances providers are prohibited from billing the patient for any amounts that exceed in-network cost-sharing requirements. On July 13, 2021, HHS, the Department of Labor and the Department of the Treasury issued an interim final rule, which begins to implement the legislation. The rule would limit our ability to receive payment for services at usually higher out-of-network rates in certain circumstances and prohibit out-of-network payments in other circumstances;

•

possible unfavorable changes in the levels and terms of reimbursement for our charges by third party payers or government based payers, including Medicare or Medicaid in the United States, and government based payers in the United Kingdom;

•	our ability to enter into managed care provider agreements on acceptable terms and the ability of our competitors to do the same;
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

•

the Budget Control Act of 2011 (the “2011 Act”) imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year with a uniform percentage reduction across all Medicare programs. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, continued the 2% reductions to Medicare reimbursement imposed under the 2011 Act. Recent legislation has suspended payment reductions through December 31, 2021 in exchange for extended cuts through 2030. We cannot predict whether Congress will restructure the implemented Medicare payment reductions or what other federal budget deficit reduction initiatives may be proposed by Congress going forward.  See below in 2019 Novel Coronavirus Disease Medicare and Medicaid Payment Related Legislation – Medicare Sequestration Relief, for additional disclosure related to the favorable effect the legislative extensions have had/are expected to have on our results of operations during 2020 and 2021;

•	uninsured and self-pay patients treated at our acute care facilities unfavorably impact our ability to satisfactorily and timely collect our self-pay patient accounts;
•	changes in our business strategies or development plans;
•

in June, 2016, the United Kingdom affirmatively voted in a non-binding referendum in favor of the exit of the United Kingdom (“U.K.”) from the European Union (the “Brexit”) and it was approved by vote of the British legislature. On March 29, 2017, the United Kingdom triggered Article 50 of the Lisbon Treaty, formally starting negotiations regarding its exit from the European Union.  On January 31, 2020, the U.K. formally exited the European Union. On December 24, 2020, the United Kingdom and the European Union reached a post-Brexit trade and cooperation agreement that created new business and security requirements and preserved the United Kingdom’s tariff- and quota-free access to the European Union member states. We do not know to what extent Brexit will ultimately impact the business and regulatory environment in the U.K., the European Union, or other countries.  Any of these effects of Brexit, and others we cannot anticipate, could harm our business, financial condition and results of operations, and;

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid-eligible or Medicaid-pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts net revenues in future periods. Although the patient’s ultimate eligibility determination may result in adjustments to net revenues, these adjustments did not have a material impact on our results of operations during the three and six-month periods ended June 30, 2021 or 2020 since our facilities make estimates at each financial reporting period to adjust revenue based on historical collections.

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

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three and six-month periods ended June 30, 2021 and 2020:

Uncompensated care:

Amounts in millions	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2021	%	2020	%	2021	%	2020	%
Charity care	$179	34%	$161	30%	$346	36%	$363	31%
Uninsured discounts	350	66%	379	70%	609	64%	811	69%
Total uncompensated care	$529	100%	$540	100%	$955	100%	$1,174	100%

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Amounts in millions	2021	2020	2021	2020
Estimated cost of providing charity care	$19	$20	$37	$43
Estimated cost of providing uninsured discounts related care	38	47	66	95
Estimated cost of providing uncompensated care	$57	$67	$103	$138

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

The total accrual for our professional and general liability claims and workers’ compensation claims was $431 million as of June 30, 2021, of which $129 million is included in current liabilities. The total accrual for our professional and general liability claims and workers’ compensation claims was $369 million as of December 31, 2020, of which $129 million is included in current liabilities.

Recent Accounting Standards: For a summary of accounting standards, please see Note 14 to the Consolidated Financial Statements, as included herein.

Results of Operations

COVID-19

The impact of the COVID-19 pandemic, which began during the second half of March, 2020, has had a material unfavorable effect on our operations and financial results since that time. The COVID-19 vaccination process commenced during the first quarter of 2021 and we have generally experienced a decline in COVID-19 patients since that time as well as a corresponding recovery in non-COVID-19 patient activity. Since the future volumes and severity of COVID-19 patients remain highly uncertain and subject to change, including potential increases in future COVID-19 patient volumes caused by new variants of the virus, we are not able to fully quantify the impact that these factors will have on our future financial results.  However, developments related to the COVID-19 pandemic could materially affect our financial performance during the remainder of 2021.

2021 CARES Act Grants and Medicare Accelerated Payments Receipts/Disbursements:

During 2021, we received approximately $189 million of additional funds from the federal government in connection with the CARES Act, substantially all of which was received during the first quarter of 2021. During the second quarter of 2021, we returned the $189 million to the appropriate government agencies utilizing a portion of our cash and cash equivalents held on deposit. Therefore, our results of operations for the three and six-month periods ended June 30, 2021 include no impact from the receipt of those funds.

Also, and as previously announced earlier this year, in March of 2021 we made an early repayment of $695 million of funds received during 2020 pursuant to the Medicare Accelerated and Advance Payment Program. These funds were returned to the government utilizing a portion of our cash and cash equivalents held on deposit.

Please see Sources of Revenue- 2019 Novel Coronavirus Disease Medicare and Medicaid Payment Related Legislation below for additional disclosure regarding funds received and related recognition of revenues in our results of operations in connection with various governmental stimulus grant programs, most notably the CARES Act.

Financial results for the three-month periods ended June 30, 2021 and 2020:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended June 30, 2021 and 2020 (dollar amounts in thousands):

	Three months ended June 30, 2021		Three months ended June 30, 2020
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$3,197,880	100.0%	$2,729,754	100.0%
Operating charges:
Salaries, wages and benefits	1,487,935	46.5%	1,308,010	47.9%
Other operating expenses	769,810	24.1%	625,747	22.9%
Supplies expense	338,033	10.6%	283,572	10.4%
Depreciation and amortization	133,985	4.2%	126,208	4.6%
Lease and rental expense	29,149	0.9%	28,186	1.0%
Subtotal-operating expenses	2,758,912	86.3%	2,371,723	86.9%
Income from operations	438,968	13.7%	358,031	13.1%
Interest expense, net	21,299	0.7%	25,473	0.9%
Other (income) expense, net	(9,129)	(0.3)%	(3,100)	(0.1)%
Income before income taxes	426,798	13.3%	335,658	12.3%
Provision for income taxes	101,522	3.2%	79,154	2.9%
Net income	325,276	10.2%	256,504	9.4%
Less: Income attributable to noncontrolling interests	252	0.0%	4,575	0.2%
Net income attributable to UHS	$325,024	10.2%	$251,929	9.2%
Net revenues increased 17.1%, or $468 million, to $3.20 billion during the three-month period ended June 30, 2021 as compared to $2.73 billion during the second quarter of 2020. The net increase was primarily attributable to: (i) a $437 million or 16.3% increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods (which we refer to as “same facility”), and; (ii) $31 million of other combined net increases which includes a $22 million increase in provider tax assessments which had no impact on net income attributable to UHS as reflected above since the amounts offset between net revenues and other operating expenses.

Included in our net revenues during the three-month period ended June 30, 2020 was approximately $218 million of net revenues recorded in connection with various governmental stimulus programs, most notably the CARES, Act. Approximately $157 million of the revenues were attributable to our acute care facilities; and $61 million were attributable to our behavioral health facilities.

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $91 million to $427 million during the three-month period ended June 30, 2021 as compared to $336 million during the comparable quarter of 2020. The $91 million net increase was due to:

•	an increase of $36 million at our acute care facilities, as discussed below in Acute Care Hospital Services;
•	an increase of $68 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, and;
•	$13 million of other combined net decreases.

Net income attributable to UHS increased $73 million to $325 million during the three-month period ended June 30, 2021 as compared to $252 million during the comparable prior year quarter. This increase was attributable to:

•	a $91 million increase in income before income taxes, as discussed above;
•	an increase of $4 million due to a decrease in income attributable to noncontrolling interests, and;
•

a decrease of $22 million resulting from an increase in the provision for income taxes due primarily to: (i) the income tax provision recorded in connection with the $95 million increase in pre-tax income, partially offset by; (ii) a $2 million decrease in the provision for income taxes recorded in connection with ASU 2016-09.

Financial results for the six-month periods ended June 30, 2021 and 2020:

The following table summarizes our results of operations and is used in the discussion below for the six-month periods ended June 30, 2021 and 2020 (dollar amounts in thousands):

	Six months ended June 30, 2021		Six months ended June 30, 2020
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$6,210,867	100.0%	$5,559,421	100.0%
Operating charges:
Salaries, wages and benefits	2,985,708	48.1%	2,740,679	49.3%
Other operating expenses	1,479,518	23.8%	1,315,537	23.7%
Supplies expense	685,143	11.0%	601,399	10.8%
Depreciation and amortization	265,388	4.3%	250,602	4.5%
Lease and rental expense	60,473	1.0%	56,479	1.0%
Subtotal-operating expenses	5,476,230	88.2%	4,964,696	89.3%
Income from operations	734,637	11.8%	594,725	10.7%
Interest expense, net	43,256	0.7%	61,824	1.1%
Other (income) expense, net	(8,294)	(0.1)%	6,460	0.1%
Income before income taxes	699,675	11.3%	526,441	9.5%
Provision for income taxes	165,329	2.7%	125,477	2.3%
Net income	534,346	8.6%	400,964	7.2%
Less: Income attributable to noncontrolling interests	231	0.0%	6,998	0.1%
Net income attributable to UHS	$534,115	8.6%	$393,966	7.1%

Net revenues increased 11.7%, or $651 million, to $6.21 billion during the six-month period ended June 30, 2021 as compared to $5.56 billion during the first six months of 2020. The net increase was primarily attributable to: (i) a $623 million or 11.4% increase in net revenues generated from our acute care hospital services and behavioral health services, on a same facility basis, and; (ii) $28 million of other combined net increases which includes a $21 million increase in provider tax assessments which had no impact on net income attributable to UHS as reflected above since the amounts offset between net revenues and other operating expenses. As discussed above, included in our net revenues during the six-month period ended June 30, 2020 was approximately $218 million of net revenues recorded in connection with various governmental stimulus programs, most notably the CARES, Act.

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $173 million to $700 million during the six-month period ended June 30, 2021 as compared to $526 million during the comparable period of 2020. The $173 million net increase was due to:

•	an increase of $105 million at our acute care facilities, as discussed below in Acute Care Hospital Services;
•	an increase of $61 million at our behavioral health care facilities, as discussed below in Behavioral Health Services;
•	an increase of $19 million due to a decrease in interest expense due primarily to a decrease in the average cost of borrowings, and;
•	$12 million of other combined net decreases.

Net income attributable to UHS increased $140 million to $534 million during the six-month period ended June 30, 2021 as compared to $394 million during the comparable prior year period. This increase was attributable to:

•	a $173 million increase in income before income taxes, as discussed above;
•	an increase of $7 million due to a decrease in income attributable to noncontrolling interests, and;

•

a decrease of $40 million resulting from an increase in the provision for income taxes due primarily to: (i) the income tax provision recorded in connection with the $180 million increase in pre-tax income, partially offset by; (ii) a $3 million decrease in the provision for income taxes recorded in connection with ASU 2016-09.

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

As a result of unfavorable trends experienced during 2020 and 2021, our results of operations during the three and six-month periods ended June 30, 2021 include a $36 million increase to our reserves for self-insured professional and general liability claims.  Approximately $27 million of the increase to our reserves for self-insured professional and general liability claims is included in our same facility basis acute care hospitals services’ results for the three and six-month periods ended June 30, 2021, and approximately $9 million is included in our behavioral health services’ results.

Included in our results of operations during the first six months of 2020, was a $20 million increase to our reserves for self-insured professional and general liability claims, which was recorded during the first quarter of 2020.  Approximately $15 million of the increase to our reserves for self-insured professional and general liability claims is included in our same facility basis acute care hospitals services’ results for the six-month period ended June 30, 2020, and approximately $5 million is included in our behavioral health services’ results.

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

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussion below for the three and six-month periods ended June 30, 2021 and 2020 (dollar amounts in thousands):

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,713,896	100.0%	$1,446,099	100.0%	$3,385,732	100.0%	$2,943,222	100.0%
Operating charges:
Salaries, wages and benefits	691,019	40.3%	589,677	40.8%	1,397,830	41.3%	1,248,606	42.4%
Other operating expenses	412,111	24.0%	344,384	23.8%	805,318	23.8%	719,915	24.5%
Supplies expense	289,111	16.9%	233,419	16.1%	585,589	17.3%	497,949	16.9%
Depreciation and amortization	82,959	4.8%	78,440	5.4%	164,143	4.8%	156,368	5.3%
Lease and rental expense	18,046	1.1%	16,563	1.1%	38,158	1.1%	32,583	1.1%
Subtotal-operating expenses	1,493,246	87.1%	1,262,483	87.3%	2,991,038	88.3%	2,655,421	90.2%
Income from operations	220,650	12.9%	183,616	12.7%	394,694	11.7%	287,801	9.8%
Interest expense, net	248	0.0%	516	0.0%	494	0.0%	1,134	0.0%
Other (income) expense, net	-	—	-	—	0	—	0	—
Income before income taxes	$220,402	12.9%	$183,100	12.7%	$394,200	11.6%	$286,667	9.7%

Three-month periods ended June 30, 2021 and 2020:

Included in our acute care hospital services’ revenues during the second quarter of 2020 was approximately $157 million of net revenues recorded in connection with funds received from various governmental stimulus programs, most notably the CARES Act. During the three-month period ended June 30, 2021, as compared to the comparable prior year quarter, net revenues from our acute care hospital services, on a same facility basis, increased $268 million or 18.5% including the governmental stimulus revenues recorded during the second quarter of 2020, and increased 33.0% excluding the governmental stimulus revenues recorded during the second quarter of 2020.

Income before income taxes (and before income attributable to noncontrolling interests) increased $37 million, or 20%, amounting to $220 million or 12.9% of net revenues during the second quarter of 2021 as compared to $183 million or 12.7% of net revenues during the second quarter of 2020. As mentioned above, approximately $27 million of the $36 million increase to our reserves for self-insured professional and general liability claims, as recorded during the second quarter of 2021, is included in our same facility basis acute care hospitals services’ results. In addition, included in our same facility basis acute care hospitals services’ results during the second quarter of 2021 is approximately $15 million of income related to aggregate commercial insurance proceeds received during the quarter in connection with the previously incurred, unfavorable economic impact resulting from the information technology incident that occurred during 2020, and the COVID-19 pandemic.

During the three-month period ended June 30, 2021, excluding the impact of the $157 million of governmental stimulus program revenues recorded during the second quarter of 2020, net revenue per adjusted admission increased 5.1% while net revenue per adjusted patient day increased 9.3%, as compared to the comparable quarter of 2020. During the three-month period ended June 30, 2021, as compared to the comparable prior year quarter, inpatient admissions to our acute care hospitals increased 18.7% and adjusted admissions (adjusted for outpatient activity) increased 26.4%. Patient days at these facilities increased 14.2% and adjusted patient days increased 21.6% during the three-month period ended June 30, 2021 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.8 days and 4.9 days during the three-month periods ended June 30, 2021 and 2020, respectively. The occupancy rate, based on the average available beds at these facilities, was 63% and 56% during the three-month periods ended June 30, 2021 and 2020, respectively.

Six-month periods ended June 30, 2021 and 2020:

During the six-month period ended June 30, 2021, as compared to the comparable prior year period, net revenues from our acute care hospital services, on a same facility basis, increased $443 million or 15.0% including the $157 million of governmental stimulus revenues recorded during the first six months of 2020, and increased 21.5% excluding the governmental stimulus revenues recorded during the first six months of 2020.

Income before income taxes (and before income attributable to noncontrolling interests) increased $108 million, or 37.5%, amounting to $394 million or 11.6% of net revenues during the first six months of 2021 as compared to $287 million or 9.7% of net revenues during the first six months of 2020. As mentioned above, included in our same facility basis acute care hospitals services’ results during the six-month periods ended June 30, 2021 and 2020, was approximately $27 million and $15 million, respectively, related to increases to our reserves for self-insured professional and general liability claims. In addition, included in our same facility basis acute care hospitals services’ results during the first six months of 2021 is approximately $15 million of income related to aggregate commercial insurance proceeds received during the second quarter in connection with the previously incurred, unfavorable economic impact resulting from the information technology incident that occurred during 2020, and the COVID-19 pandemic.

During the six-month period ended June 30, 2021, excluding the impact of the $157 million of governmental stimulus program revenues recorded during the first six months of 2020, net revenue per adjusted admission increased 15.7% while net revenue per adjusted patient day increased 10.8%, as compared to the comparable period of 2020. During the six-month period ended June 30, 2021, as compared to the comparable prior year period, inpatient admissions to our acute care hospitals increased 5.0% and adjusted admissions increased 4.7%. Patient days at these facilities increased 9.7% and adjusted patient days increased 9.3% during the six-month period ended June 30, 2021 as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 5.1 days and 4.8 days during the six-month periods ended June 30, 2021 and 2020, respectively. The occupancy rate, based on the average available beds at these facilities, was 66% and 60% during the six-month periods ended June 30, 2021 and 2020, respectively.

All Acute Care Hospitals

The following table summarizes the results of operations for all our acute care operations during the three and six-month periods ended June 30, 2021 and 2020. These amounts include: (i) our acute care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including, if applicable, the results of recently acquired/opened ancillary facilities and businesses. Dollar amounts below are reflected in thousands.

	Three months ended June 30, 2021		Three months ended June 30, 2020		Six months ended June 30, 2021		Six months ended June 30, 2020
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,754,431	100.0%	$1,467,506	100.0%	$3,448,973	100.0%	$2,988,555	100.0%
Operating charges:
Salaries, wages and benefits	691,880	39.4%	589,762	40.2%	1,399,098	40.6%	1,248,721	41.8%
Other operating expenses	453,063	25.8%	365,810	24.9%	869,070	25.2%	765,267	25.6%
Supplies expense	289,225	16.5%	233,419	15.9%	585,704	17.0%	497,949	16.7%
Depreciation and amortization	83,306	4.7%	78,440	5.3%	164,668	4.8%	156,368	5.2%
Lease and rental expense	18,046	1.0%	16,563	1.1%	38,158	1.1%	32,583	1.1%
Subtotal-operating expenses	1,535,520	87.5%	1,283,994	87.5%	3,056,698	88.6%	2,700,888	90.4%
Income from operations	218,911	12.5%	183,512	12.5%	392,275	11.4%	287,667	9.6%
Interest expense, net	248	0.0%	516	0.0%	494	0.0%	1,134	0.0%
Other (income) expense, net	-	—	-	—	-	—	0	—
Income before income taxes	$218,663	12.5%	$182,996	12.5%	$391,781	11.4%	$286,533	9.6%

Three-month periods ended June 30, 2021 and 2020:

During the three-month period ended June 30, 2021, as compared to the comparable prior year quarter, net revenues from our acute care hospital services increased $287 million or 19.6% to $1.75 billion as compared to $1.47 billion due primarily to the $268 million, or 18.5% increase in same facility revenues, as discussed above.

Income before income taxes increased $36 million, or 20%, to $219 million or 12.5% of net revenues during the second quarter of 2021 as compared to $183 million or 12.5% of net revenues during the second quarter of 2020. The $36 million increase in income before income taxes from our acute care hospital services resulted from the increase in income before income taxes at our hospitals, on a same facility basis, as discussed above.

Six-month periods ended June 30, 2021 and 2020:

During the six-month period ended June 30, 2021, as compared to the comparable prior year period, net revenues from our acute care hospital services increased $460 million or 15.4% to $3.45 billion as compared to $2.99 billion due primarily to the $443 million, or 15.0% increase in same facility revenues, as discussed above.

Income before income taxes increased $105 million, or 37%, to $392 million or 11.4% of net revenues during the first six months of 2021 as compared to $287 million or 9.6% of net revenues during the first six months of 2020. The $105 million increase in income before income taxes from our acute care hospital services resulted from the increase in income before income taxes at our hospitals, on a same facility basis, as discussed above.

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

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the three and six-month periods ended June 30, 2021 and 2020 (dollar amounts in thousands):

Same Facility—Behavioral Health

	Three months ended June 30, 2021		Three months ended June 30, 2020		Six months ended June 30, 2021		Six months ended June 30, 2020
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,409,556	100.0%	$1,239,959	100.0%	$2,701,598	100.0%	$2,521,011	100.0%
Operating charges:
Salaries, wages and benefits	710,239	50.4%	648,124	52.3%	1,411,806	52.3%	1,338,499	53.1%
Other operating expenses	262,836	18.6%	221,496	17.9%	508,209	18.8%	463,862	18.4%
Supplies expense	49,352	3.5%	50,394	4.1%	100,098	3.7%	101,955	4.0%
Depreciation and amortization	45,826	3.3%	43,243	3.5%	91,128	3.4%	85,958	3.4%
Lease and rental expense	9,754	0.7%	10,436	0.8%	21,028	0.8%	21,456	0.9%
Subtotal-operating expenses	1,078,007	76.5%	973,693	78.5%	2,132,269	78.9%	2,011,730	79.8%
Income from operations	331,549	23.5%	266,266	21.5%	569,329	21.1%	509,281	20.2%
Interest expense, net	340	0.0%	361	0.0%	678	0.0%	725	0.0%
Other (income) expense, net	(5)	(0.0)%	922	0.1%	408	0.0%	1,811	0.1%
Income before income taxes	$331,214	23.5%	$264,983	21.4%	$568,243	21.0%	$506,745	20.1%

Three-month periods ended June 30, 2021 and 2020:

Included in our behavioral health services’ revenues during the second quarter of 2020 was approximately $61 million of net revenues recorded in connection with funds received from various governmental stimulus programs, most notably the CARES Act. During the three-month period ended June 30, 2021, as compared to the comparable prior year quarter, net revenues from our behavioral health services, on a same facility basis, increased $170 million or 13.7% including the governmental stimulus revenues recorded during the second quarter of 2020, and increased 19.5% excluding the governmental stimulus revenues recorded during the second quarter of 2020.

Income before income taxes (and before income attributable to noncontrolling interests) increased $66 million, or 25%, amounting to $331 million or 23.5% of net revenues during the second quarter of 2021 as compared to $265 million or 21.4% of net revenues during the second quarter of 2020. As discussed below in Sources of Revenue-Kentucky Hospital Rate Increase Program, included in our same facility basis behavioral health services’ results of operations during the second quarter of 2021, is approximately $55 million of revenues recorded in connection with the Kentucky Medicaid Managed Care Hospital Rate Increase Program covering the period of July 1, 2020 to June 30, 2021.  Also, as mentioned above, approximately $9 million of the $36 million increase to our reserves for self-insured professional and general liability claims, as recorded during the second quarter of 2021, is included in our same facility basis behavioral health services’ results. In addition, included in our same facility basis behavioral health services’ results during the second quarter of 2021 is approximately $4 million of income related to aggregate commercial insurance proceeds received during the quarter in connection with the previously incurred, unfavorable economic impact resulting from the information technology incident that occurred during 2020, and the COVID-19 pandemic.

During the three-month period ended June 30, 2021, excluding the impact of the $61 million of governmental stimulus program revenues recorded during the second quarter of 2020, net revenue per adjusted admission increased 1.9% while net revenue per adjusted patient day increased 8.3%, as compared to the comparable quarter of 2020. During the three-month period ended June 30, 2021, as compared to the comparable prior year quarter, inpatient admissions to our behavioral health care hospitals increased 13.2% and adjusted admissions increased 14.1%. Patient days at these facilities increased 6.5% and adjusted patient days increased 7.4% during the three-month period ended June 30, 2021 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 13.4 days and 14.3 days during the three-month periods ended June 30, 2021 and 2020, respectively. The occupancy rate, based on the average available beds at these facilities, was 72% and 69% during the three-month periods ended June 30, 2021 and 2020, respectively.

Six-month periods ended June 30, 2021 and 2020:

During the six-month period ended June 30, 2021, as compared to the comparable prior year quarter, net revenues from our behavioral health services, on a same facility basis, increased $181 million or 7.2% including the $61 million of governmental stimulus revenues recorded during the second quarter of 2020, and increased 9.8% excluding the governmental stimulus revenues recorded during the second quarter of 2020.

Income before income taxes (and before income attributable to noncontrolling interests) increased $61 million, or 12%, amounting to $568 million or 21.0% of net revenues during the first six months of 2021 as compared to $507 million or 20.1% of net revenues during the first six months of 2020. As discussed above, included in our same facility basis behavioral health services’ results of operations during the first six months of 2021, is approximately $55 million of revenues recorded in connection with the Kentucky Medicaid Managed Care Hospital Rate Increase Program covering the period of July 1, 2020 to June 30, 2021. Also, as mentioned above, included in our same facility basis behavioral health services’ results during the six-month periods ended June 30, 2021 and 2020, was approximately $9 million and $5 million, respectively, related to increases to our reserves for self-insured professional and general liability claims.  In addition, included in our same facility basis behavioral health services’ results during the first six months of 2021 is approximately $4 million of income related to aggregate commercial insurance proceeds received during the second quarter in connection with the previously incurred, unfavorable economic impact resulting from the information technology incident that occurred during 2020, and the COVID-19 pandemic.

During the six-month period ended June 30, 2021, excluding the impact of the $61 million of governmental stimulus program revenues recorded during the first six months of 2020, net revenue per adjusted admission increased 4.9% while net revenue per adjusted patient day increased 7.2%, as compared to the comparable period of 2020. During the six-month period ended June 30, 2021, as compared to the comparable prior year period, inpatient admissions to our behavioral health care hospitals increased 3.5% and adjusted admissions increased 3.8%. Patient days at these facilities increased 1.3% and adjusted patient days increased 1.6% during the six-month period ended June 30, 2021 as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 13.4 days and 13.7 days during the six-month periods ended June 30, 2021 and 2020, respectively. The occupancy rate, based on the average available beds at these facilities, was 72% during each of the six-month periods ended June 30, 2021 and 2020, respectively.

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care services during the three and six-month periods ended June 30, 2021 and 2020. These amounts include: (i) our behavioral health care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the results of facilities acquired or opened during the past year (if applicable) as well as the results of certain facilities that were closed or restructured during the past year. Dollar amounts below are reflected in thousands.

	Three months ended June 30, 2021		Three months ended June 30, 2020		Six months ended June 30, 2021		Six months ended June 30, 2020
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,431,497	100.0%	$1,259,123	100.0%	$2,746,834	100.0%	$2,565,232	100.0%
Operating charges:
Salaries, wages and benefits	713,623	49.9%	649,376	51.6%	1,417,598	51.6%	1,342,648	52.3%
Other operating expenses	285,689	20.0%	245,045	19.5%	554,986	20.2%	511,227	19.9%
Supplies expense	49,552	3.5%	50,363	4.0%	100,561	3.7%	102,002	4.0%
Depreciation and amortization	47,183	3.3%	45,038	3.6%	93,665	3.4%	88,927	3.5%
Lease and rental expense	9,685	0.7%	11,259	0.9%	21,368	0.8%	23,417	0.9%
Subtotal-operating expenses	1,105,732	77.2%	1,001,081	79.5%	2,188,178	79.7%	2,068,221	80.6%
Income from operations	325,765	22.8%	258,042	20.5%	558,656	20.3%	497,011	19.4%
Interest expense, net	1,193	0.1%	354	0.0%	2,346	0.1%	751	0.0%
Other (income) expense, net	(5)	(0.0)%	922	0.1%	408	0.0%	1,811	0.1%
Income before income taxes	$324,577	22.7%	$256,766	20.4%	$555,902	20.2%	$494,449	19.3%

Three-month periods ended June 30, 2021 and 2020:

During the three-month period ended June 30, 2021, as compared to the comparable prior year quarter, net revenues generated from our behavioral health services increased $172 million or 13.7% due to: (i) the above-mentioned $170 million or 13.7% increase in net revenues on a same facility basis, and; (ii) $2 million of other combined net increases.

Income before income taxes increased $68 million, or 26.4%, to $325 million or 22.7% of net revenues during the second quarter of 2021 as compared to $257 million or 20.4% of net revenues during the second quarter of 2020. The increase in income before income taxes at our behavioral health facilities during the second quarter of 2021, as compared to the compared quarter of 2020, was primarily attributable to the above-mentioned increase in income before income taxes experienced at our behavioral health facilities on a same facility basis, as discussed above.

Six-month periods ended June 30, 2021 and 2020:

During the six-month period ended June 30, 2021, as compared to the comparable prior year period, net revenues generated from our behavioral health services increased $182 million or 7.1% due to: (i) the above-mentioned $181 million or 7.2% increase in net revenues on a same facility basis, and; (ii) $1 million of other combined net increases.

Income before income taxes increased $61 million, or 12.4%, to $556 million or 20.2% of net revenues during the first six months of 2021 as compared to $494 million or 19.3% of net revenues during the first six months of 2020. The increase in income before income taxes at our behavioral health facilities during the first six months of 2021, as compared to the compared period of 2020, was primarily attributable to the above-mentioned decrease in income before income taxes experienced at our behavioral health facilities on a same facility basis, as discussed above.

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

On December 14, 2018, a Texas Federal District Court deemed the Legislation to be unconstitutional in its entirety. The Court concluded that the Individual Mandate is no longer permissible under Congress’s taxing power as a result of the Tax Cut and Jobs Act of 2017 (“TCJA”) reducing the individual mandate’s tax to $0 (i.e., it no longer produces revenue, which is an essential feature of a tax), rendering the Legislation unconstitutional.  The court also held that because the individual mandate is “essential” to the Legislation and is inseverable from the rest of the law, the entire Legislation is unconstitutional. Because the court issued a declaratory judgment and did not enjoin the law, the Legislation remained in place pending its appeal.  The District Court for the Northern District of Texas ruling was appealed to the U.S. Court of Appeals for the Fifth Circuit. On December 18, 2019, the Fifth Circuit Court of Appeals’ three-judge panel voted 2-1 to strike down the Legislation individual mandate as unconstitutional. The Fifth Circuit Court also sent the case back to the Texas district court to determine which Legislation provisions should be stricken with the mandate or whether the entire Legislation is unconstitutional. On March 2, 2020, the U.S. Supreme Court agreed to hear, during the 2020-2021 term, two consolidated cases, filed by the State of California and the United States House of Representatives, asking the U.S. Supreme Court to review the ruling by the Fifth Circuit Court of Appeals. Oral argument was heard on November 10, 2020, and on June 17, 2021, the U.S. Supreme Court issued an opinion holding 7-2 that a group of states and individuals lacked standing to challenge the constitutionality of the Affordable Care Act (“ACA”). The Court did not reach the plaintiffs’ merits arguments, which specifically challenged the constitutionality of the ACA’s individual mandate and the entirety of the ACA itself. As a result, the ACA will continue to be law, and HHS and its respective agencies will continue to enforce regulations implementing the law.

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

In August, 2021, CMS published its IPPS 2022 final payment rule which provides for a 2.7% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments, and adjustments mandated by the Legislation are considered, without consideration for the required Medicare DSH payments changes and increase to the Medicare Outlier threshold, the overall final increase in IPPS payments is approximately 2.5%. Including DSH payments and certain other adjustments, we estimate our overall increase from the final IPPS 2022 rule (covering the period of October 1, 2021 through September 30, 2022) will approximate 1.5%. This projected impact from the IPPS 2022 final rule includes an increase of approximately 0.5% to partially restore cuts made as a result of the American Taxpayer Relief Act of 2012 (“ATRA”), as required by the 21st Century Cures Act but excludes the impact of the sequestration reductions related to the 2011 Act, Bipartisan Budget Act of 2015, and Bipartisan Budget Act of 2018, as discussed below.

In September, 2020, CMS published its IPPS 2021 final payment rule which provides for a 2.4% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments, and adjustments mandated by the Legislation are considered, without consideration for the required Medicare DSH payments changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments is approximately 1.8%. Including DSH payments and certain other adjustments, we estimate our overall increase from the final IPPS 2021 rule (covering the period of October 1, 2020 through September 30, 2021) will approximate 2.3%. This projected impact from the IPPS 2021 final rule includes an increase of approximately 0.5% to partially restore cuts made as a result of ATRA, as required by the 21st Century Cures Act but excludes the impact of the sequestration reductions related to the 2011 Act, Bipartisan Budget Act of 2015, and Bipartisan Budget Act of 2018.

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

•	Hospitals to report on the Medicare cost report of its median payer-specific negotiated charges with all of its MA organizations, by MS-DRG.
•	As part of the FFY 2022 IPPS final rule published in August, 2021 and as outlined above, CMS has rescinded this MA payer-specific negotiated charges reporting requirement.

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

In July, 2021, CMS published its Psych PPS final rule for the federal fiscal year 2022. Under this final rule, payments to our psychiatric hospitals and units are estimated to increase by 2.2% compared to federal fiscal year 2021. This amount includes the effect of the 2.0% net market basket update which reflects the offset of a 0.7% productivity adjustment.

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

In July, 2021, CMS published its OPPS proposed rule for 2022. The hospital market basket increase is 2.5% and the productivity adjustment reduction is -0.2% for a net market basket increase of 2.3%. When other statutorily required adjustments and hospital patient service mix are considered, we estimate that our overall Medicare OPPS update for 2022 will aggregate to a net increase of 2.3% which includes a 3.4% increase to behavioral health division partial hospitalization rates.

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

In November, 2019, CMS finalized its Hospital Price Transparency rule that implements certain requirements under the June 24, 2019 Presidential Executive Order related to Improving Price and Quality Transparency in American Healthcare to Put Patients First. Under this final rule, effective January 1, 2021, CMS will require: (1) hospitals make public their standard changes (both gross charges and payer-specific negotiated charges) for all items and services online in a machine-readable format, and; (2) hospitals to make public standard charge data for a limited set of “shoppable services” the hospital provides in a form and manner that is more consumer friendly. In July, 2021, CMS released a proposed rule that would increase the monetary penalty that CMS can impose on hospitals that fail to comply with the price transparency requirements. We believe that our hospitals are in full compliance with the applicable federal regulations.

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

We receive revenues from various state and county based programs, including Medicaid in all the states in which we operate (we receive Medicaid revenues in excess of $100 million annually from each of California, Texas, Nevada, Washington, D.C., Pennsylvania, Illinois, Florida and Massachusetts); CMS-approved Medicaid supplemental programs in certain states including Texas, Mississippi, Illinois, Oklahoma, Nevada, Arkansas, California, Kentucky and Indiana, and; state Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

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

On April 16, 2021, CMS rescinded its January 15, 2021, 1115 Waiver ten year expedited renewal approval that was effective through September 30, 2030. In July, 2021, HHSC submitted another 1115 Waiver renewal application to CMS which reflects the same terms and conditions agreed to by CMS on January 15, 2021, in order to receive an extension beyond September 30, 2022.

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

On January 11, 2021, HHSC announced that CMS approved the pre-print modification that HHSC submitted for UHRIP period March 1, 2021 through August 31, 2021. CMS approved rate changes that will now increase rates for private Institutions of Mental Disease (“IMD”) for services provided to patients under age 21 or patients 65 years of age or older.  The impact of this program is included in the Medicaid Supplemental Payment Programs table below.

On July 16, 2021, HHSC proposed New Fee-for-Service Supplemental Payment Program: Hospital Augmented Reimbursement Program (“HARP”) to be effective October 1, 2021. The HARP program continues the financial transition for providers who have historically participated in the Delivery System Reform Incentive Payment program described below. The program will provide additional funding to hospitals to help offset the cost hospitals incur while providing Medicaid services.  HHSC financial model released concurrent with the publication of the proposed rule indicates net potential incremental Medicaid reimbursements to us of approximately $20 million annually, without consideration of any potential adverse impact on future Medicaid DSH or Medicaid UC payments.  This program is subject to CMS approval.

Texas Delivery System Reform Incentive Payments:

In addition, the Texas Medicaid Section 1115 Waiver includes a DSRIP pool to incentivize hospitals and other providers to transform their service delivery practices to improve quality, health status, patient experience, coordination, and cost-effectiveness. DSRIP pool payments are incentive payments to hospitals and other providers that develop programs or strategies to enhance access to health care, increase the quality of care, the cost-effectiveness of care provided and the health of the patients and families served. In May, 2014, CMS formally approved specific DSRIP projects for certain of our hospitals for demonstration years 3 to 5 (our facilities did not materially participate in the DSRIP pool during demonstration years 1 or 2). DSRIP payments are contingent on the hospital meeting certain pre-determined milestones, metrics and clinical outcomes. Additionally, DSRIP payments are contingent on a governmental entity providing an IGT for the non-federal share component of the DSRIP payment. THHSC generally approves DSRIP reported metrics, milestones and clinical outcomes on a semi-annual basis in June and December.  Under the CMS approval noted above, the Waiver renewal requires the transition of the DSRIP program to one focused on "health system performance measurement and improvement." THHSC must submit a transition plan describing "how it will further develop its delivery system reforms without DSRIP funding and/or phase out DSRIP funded activities and meet mutually agreeable milestones to demonstrate its ongoing progress."  The size of the DSRIP pool will remain unchanged for the initial two years of the waiver renewal with unspecified decreases in years three and four of the renewal, FFY 2020 and 2021, respectively.  In FFY 2022, DSRIP funding under the waiver is eliminated. During the second quarter of 2021, we recorded $13 million in incremental DSRIP revenues in connection with notification that we received from the THHSC that our DSRIP participant hospitals had met additional DSRIP project metrics. For FFY 2022, we will no longer receive DSRIP funds due to the elimination of this funding source by CMS in the Waiver renewals except for certain carryover DSRIP projects for which achievement of the required metrics will not be known until state fiscal year 2022. In March, 2020, HHSC submitted a DSRIP Transition Plan to CMS as required by the 1115 Waiver Special Terms and Conditions #37 that outlines a transition from the current DSRIP program to a Value-Based Purchasing (“VBP”) type payment model. As noted above, HHSC finalized a rule to make changes to existing UHRIP program. This rule change reflects HHSC’s effort to comply with federal regulations that require directed-payment programs to advance goals included in the state’s Medicaid managed care quality strategy and to align with the ongoing efforts to transition from the Delivery System Reform Incentive Payment program. We are unable to estimate the financial impact of this payment change.

Summary of Amounts Related To The Above-Mentioned Various State Medicaid Supplemental Payment Programs:

The following table summarizes the revenues, Provider Taxes and net benefit related to each of the above-mentioned Medicaid supplemental programs for the three and six-month periods ended June 30, 2021 and 2020. The Provider Taxes are recorded in other operating expenses on the Condensed Consolidated Statements of Income as included herein.

	(amounts in millions)
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Texas UC/UPL:
Revenues	$41	$24	$67	$56
Provider Taxes	(13)	(3)	(19)	(16)
Net benefit	$28	$21	$48	$40

Texas DSRIP:
Revenues	$44	$29	$44	$29
Provider Taxes	(14)	(9)	(14)	(9)
Net benefit	$30	$20	$30	$20

Various other state programs:
Revenues	$149	$68	$234	$142
Provider Taxes	(35)	(29)	(75)	(62)
Net benefit	$114	$39	$159	$80

Total all Provider Tax programs:
Revenues	$234	$121	$345	$227
Provider Taxes	(62)	(41)	(108)	(87)
Net benefit	$172	$80	$237	$140

We estimate that our aggregate net benefit from the Texas and various other state Medicaid supplemental payment programs will approximate $355 million (net of Provider Taxes of $209 million) during the year ending December 31, 2021. This amount includes approximately $55 million related to the Kentucky Hospital Rate Increase Program, as described below, which was approved and implemented during the second quarter of 2021. This estimate is based upon various terms and conditions that are out of our control including, but not limited to, the states’/CMS’s continued approval of the programs and the applicable hospital district or county making IGTs consistent with 2020 levels. Future changes to these terms and conditions could materially reduce our net benefit derived from the programs which could have a material adverse impact on our future consolidated results of operations. In addition, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our future consolidated results of operations. As described below in 2019 Novel Coronavirus Disease Medicare and Medicaid Payment Related Legislation, a 6.2% increase to the Medicaid Federal Matching Assistance Percentage (“FMAP”) is included in the Families First Coronavirus Response Act. The impact of the enhanced FMAP Medicaid supplemental and DSH payments are reflected in our results for year ended December 31, 2020 and for the three and six-month periods ended June 30, 2021. We are unable to estimate the prospective financial impact of this provision at this time as our financial impact is contingent on unknown state action during future eligible federal fiscal quarters.

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

In connection with these DSH programs, included in our financial results was an aggregate of approximately $13 million and $15 million during the three-month periods ended June 30, 2021 and 2020, respectively, and $23 million and $25 million during the six-

month periods ended June 30, 2021 and 2020, respectively. We expect the aggregate reimbursements to our hospitals pursuant to the Texas and South Carolina 2021 fiscal year programs to be approximately $49 million.

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

Our behavioral health care facilities in Texas have been receiving Medicaid DSH payments since FFY 2016. As with all Medicaid DSH payments, hospitals are subject to state audits that typically occur up to three years after their receipt. DSH payments are subject to a federal Hospital Specific Limit (“HSL”) and are not fully known until the DSH audit results are concluded. In general, freestanding psychiatric hospitals tend to provide significantly less charity care than acute care hospitals and therefore are at more risk for retroactive recoupment of prior year DSH payments in excess of their respective HSL. In light of the retroactive HSL audit risk for freestanding psychiatric hospitals, we have established DSH reserves for our facilities that have been receiving funds since FFY 2016. These DSH reserves are also impacted by the resolution of federal DSH litigation related to Children’s Hospital Association of Texas v. Azar (“CHAT”), No. 17-cv-844 (D.D.C. March 2, 2018), appeal docketed, No. 18-5135 (D.C. Cir. May 9, 2018) where the calculation of HSL was being challenged. In August, 2019, DC Circuit Court of Appeals issued a unanimous decision in CHAT and reversed the judgment of the district court in favor of CMS and ordered that CMS’s “2017 Rule” (regarding Medicaid DSH Payments—Treatment of Third Party Payers in Calculating Uncompensated Care Costs) be reinstated. CMS has not issued any additional guidance post the ruling. In April 2020, the plaintiffs in the case have petitioned the Supreme Court of the United States to hear their case. Additionally, there have been separate legal challenges on this same issue in the Fifth and Eight Circuits. On November 4, 2019, the United States Court of Appeals for the Eighth Circuit issued an opinion upholding the 2017 Rule. Missouri Hosp. Ass’n v. Azar, No. 18-1778 (8th Cir. Nov. 4, 2019) (i.e. reversing a district court order enjoining the 2017 rule). On April 20, 2020, the United States Court of Appeals of the Fifth Circuit issued a decision also upholding the 2017 Rule. Baptist Memorial Hospital v. Azar, No. 18-60592 (5th Cir. April 20, 2020). In light of these court decisions, we continue to maintain reserves in the financial statements for cumulative Medicaid DSH and UC reimbursements related to our behavioral health hospitals located in Texas that amounted to $34 million and $33 million as of June 30, 2021 and 2020, respectively.

Nevada SPA:

In Nevada, CMS approved a state plan amendment (“SPA”) in August, 2014 that implemented a hospital supplemental payment program retroactive to January 1, 2014. This SPA has been approved for additional state fiscal years including the 2021 fiscal year covering the period of July 1, 2020 through June 30, 2021.

In connection with this program, included in our financial results was approximately $6 million and $7 million during the three-month periods ended June 30, 2021 and 2020, respectively, and $11 million and $14 million during the six-month periods ended June 30, 2021 and 2020, respectively. We estimate that our reimbursements pursuant to this program will approximate $20 million during the year ended December 31, 2021.

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

California Hospital Fee Program CMS Approval Status:

Hospital Fee Program Component	CMS Methodology Approval Status	CMS Rate Setting Approval Status
Fee For Service Payment	Approved through December 31, 2021	Approved through December 31, 2021; Paid through March 31, 2021
Managed Care-Pass-Through Payment	Approved through December 31, 2020	Approved through June 30, 2017; Paid in advance of approval through December 31, 2020
Managed Care-Directed Payment	Approved through December 31, 2020	Approved through June 30, 2017; Paid in advance of approval through June 30, 2019

In connection with the existing program, included in our financial results was approximately $11 million and $7 million for the three-month periods ending June 30, 2021 and 2020, respectively, and $24 million and $14 million during the six-month periods ended June 30, 2021 and 2020, respectively. We estimate that our reimbursements pursuant to this program will approximate $46 million during the year ended December 31, 2021. The aggregate impact of the California supplemental payment program, as outlined above, is included in the above State Medicaid Supplemental Payment Program table.

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

Kentucky Hospital Rate Increase Program (“HRIP”):

In January, 2021, CMS approved the Medicaid Managed Care Hospital Rate Increase Program (“HRIP”) for state fiscal year (”SFY”) 2021 (covering the period of July 1, 2020 to June 30, 2021). The CMS approval increased the program statewide net benefit to eligible Kentucky hospitals to approximately $1.1 billion from the original HRIP CMS-approved pool size of $86 million. During the second quarter of 2021, the state enacted legislation that authorizes increased HRIP payments to hospitals and CMS has approved the applicable HRIP rate add-on amount for SFY 2021, retroactive to July 1, 2020.  This program change increased our reimbursement for SFY 2021, covering the period of July 1, 2020 through June 30, 2021, by approximately $55 million, which we recorded during the second quarter of 2021. Medicaid directed payment programs, such as HRIP, authorized under 42 CFR §438.6 require an annual state submission and approval by CMS.  In May, 2021,the state submitted a request to CMS in order to continue the HRIP program for SFY 2022 with a similar payment methodology and payment level. However, we are unable to predict if CMS will approve the HRIP for SFY 2022, and if approved, if the rates will be generally comparable to the recently approved SFY 2021 HRIP rates.

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
•

The HHS Secretary renewed the public health emergency (“PHE”) effective July 20, 2021 for ninety (90) days. As a result, states would be eligible for the enhanced FMAP through the end of federal fiscal year 2021 should the PHE not be rescinded by the Secretary before the end of the ninety day period.

•	Creation of a $250 billion Public Health and Social Services Emergency Fund (“PHSSEF”)
•

Makes grants available to hospitals and other healthcare providers to cover unreimbursed healthcare related expenses or lost revenues attributable to the public health emergency resulting from the coronavirus.

•

During the first quarter of 2021, we received approximately $188 million in PHSSEF grants from the federal government as provided for by the CARES Act. As previously disclosed, we returned these funds to HHS during the second quarter of 2021. Since our intent was to return these funds, our results of operations for during the three and six-month periods ended June 30, 2021 include no impact from the receipt of the funds. Included in our results of operations for the three and six-month periods ended June 30, 2021 was approximately $3 million and $13 million, respectively, of revenues recognized in connection with funds received from various state and local governmental stimulus grant programs.

•

During the year ended December 31, 2020, we received approximately $417 million of funds from various governmental stimulus programs, most notably the PHSSEF as provided for by the CARES Act.  Included in our results of operations for the year ended December 31, 2020 was approximately $413 million of revenues recognized in connection with funds received from these federal, state and local governmental stimulus programs. Our results of operations for each of the three and six-month periods ended June 30, 2020 included approximately $218 million of revenues recorded in connection with these governmental stimulus programs.

•

All PHSSEF receipts are pursuant to meeting the applicable the terms and conditions of the various distribution programs as of June 30, 2021. The Consolidated Appropriations Act, 2021 (H.R. 133) enacted on December 27, 2020 includes language that provides specific instructions on: (1) the redistribution of PHSSEF grant payments by a parent company among its subsidiaries, and; (2) the calculation of lost revenue in a PHSSEF grant entitlement determination. The HHS terms and conditions for all grant recipients and specific fund distributions are located at https://www.hhs.gov/coronavirus/cares-act-provider-relief-fund/for-providers/index.html

•	Reimburse hospitals at Medicare rates for uncompensated COVID-19 care for the uninsured
•

Our operating results for the three and six-month periods ended June 30, 2021 included $14 million and $32 million, respectively, of revenues in connection with this program.  During the year ended December 31, 2020, we recorded $29 million in connection with this program, approximately $2 million of which was included in our operating results for each of the three and six-month periods ended June 30, 2020. Revenue for the eligible patient encounters is recorded in the period in which the encounter is deemed eligible for this program net of any normal accounting reserves.

•	Medicare Sequestration Relief
•	Suspension of the 2% Medicare sequestration offset for Medicare services provided from May 1, 2020 through December 31, 2021 by various legislative extensions.
•

We estimate that this provision had a favorable impact of approximately $11 million and $22 million during the three and six-month periods ended June 30, 2021, respectively, and will have a favorable impact of approximately $23 million over the remaining six months of 2021. We estimate that this provision had a favorable impact of $30 million during the year ended December 31, 2020, approximately $8 million of which was included in our results of operations during each of the three and six-month periods ended June 30, 2020.

•	Medicare add-on for inpatient hospital COVID-19 patients
•

Increases the payment that would otherwise be made to a hospital for treating a Medicare patient admitted with COVID-19 by twenty percent (20%) for the duration of the COVID-19 public health emergency.

•

For the three and six-month periods ended June 30, 2021, we estimate that additional payments under this provision were approximately $3 million and $19 million, respectively. For the year ended December 31, 2020, we estimate that additional payments under this provision were approximately $32 million, approximately $5 million of which was included in our results of operations during each of the three and six-month periods ended June 30, 2021. These payments offset the increased expenses associated with the treatment of Medicare COVID-19 patients.

•	Expansion of the Medicare Accelerated and Advance Payment Program (“MAAPP”)
•	In March, 2021, we fully repaid the $695 million of Medicare Accelerated payments received during 2020.

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

Other Operating Results

Interest Expense:

As reflected on the schedule below, interest expense was $21 million and $25 million during the three-month periods ended June 30, 2021 and 2020, respectively, and $43 million and $62 million during the six-month periods ended June 30, 2021 and 2020, respectively (amounts in thousands):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Revolving credit & demand notes (a.)	$504	$511	$1,000	$1,227
$700 million, 4.75% Senior Notes due 2022, net (b.)	-	8,071	-	16,140
$400 million, 5.00% Senior Notes due 2026 (c.)	5,000	5,000	10,000	10,000
$800 million, 2.65% Senior Notes due 2030 (d.)	5,357	-	10,757	-
Term loan facility A (a.)	6,999	9,074	14,116	23,439
Term loan facility B (a.)	2,291	2,817	4,589	7,101
Accounts receivable securitization program (e.)	7	583	767	2,626
Subtotal-revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	20,158	26,056	41,229	60,533
Amortization of financing fees	1,026	1,278	2,118	2,560
Other combined interest expense	1,538	(566)	2,875	1,105
Capitalized interest on major projects	(1,013)	(978)	(1,652)	(2,027)
Interest income	(410)	(317)	(1,314)	(347)
Interest expense, net	$21,299	$25,473	$43,256	$61,824

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

The credit agreement, as amended in October, 2018, consists of: (i) an $1 billion revolving credit facility with no outstanding borrowings as of June 30, 2021; (ii) a term loan A facility with $1.850 billion of outstanding borrowings as of June 30, 2021, and; (iii) a term loan B facility with $487.5 million of outstanding borrowings as of June 30, 2021.

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

(e.)

Our accounts receivable securitization program was amended in April, 2021 to reduce the borrowing commitment to $20 million (from $450 million previously) and to extend the maturity date to April 25, 2022. There are no outstanding borrowings as of June 30, 2021.

Interest expense decreased $4 million during the three-month period ended June 30, 2021, as compared to the comparable period of 2020, due primarily to: (i) a net $6 million decrease in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facilities and accounts receivable securitization program resulting from a decrease in our aggregate average cost of borrowings pursuant to these facilities (2.24% during the three months ended June 30, 2021 as compared to 2.9% in the comparable quarter of 2020), as well as a slight decrease in the aggregate average outstanding borrowings ($3.56 billion during the three months ended June 30, 2021 as compared to $3.58 billion during the comparable quarter of 2020), and; (ii) $2 million of other combined net increases in interest expense.

Interest expense decreased $19 million during the six-month period ended June 30, 2021 as compared to the comparable prior year period of 2020, primarily due to: (i) a net $19 million decrease in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facilities and accounts receivable securitization program resulting from a decrease in our aggregate average cost of borrowings pursuant to these facilities (2.22% during the first six months of 2021 as compared to 3.25% during the comparable period of 2020), as well as a slight decrease in the aggregate average outstanding borrowings ($3.69 billion during the six months ended June 30, 2021 as compared to $3.71 billion during the comparable 2020 period).

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three and six-month periods ended June 30, 2021 and 2020 (dollar amounts in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Provision for income taxes	$101,522	$79,154	$165,329	$125,477
Income before income taxes	426,798	335,658	699,675	526,441
Effective tax rate	23.8%	23.6%	23.6%	23.8%

The provision for income taxes increased $22 million during the three-month period ended June 30, 2021, as compared to the second quarter of 2020, due primarily to: (i) the income tax provision recorded in connection with the $95 million increase in pre-tax income, partially offset by; (ii) a $2 million decrease in the provision for income taxes recorded in connection with ASU 2016-09.

The provision for income taxes increased $40 million during the six-month period ended June 30, 2021, as compared to the first six months of 2020, due primarily to: (i) the income tax provision recorded in connection with the $179 million increase in pre-tax income, partially offset by; (ii) a $3 million decrease in the provision for income taxes recorded in connection with ASU 2016-09.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $119 million during the six-month period ended June 30, 2021 and $1.451 billion during the first six months of 2020. The net decrease of $1.332 billion was attributable to the following:

•

an unfavorable change of $1.174 billion resulting primarily from the above-mentioned, early return of the $695 million of Medicare accelerated payments which were repaid during the first quarter of 2021, as compared to a favorable change of $477 million experienced during the first six months of 2020 resulting from receipt of the Medicare accelerated payments and other deferred governmental stimulus grants;

•	an unfavorable change of $167 million in accounts receivable;
•

a favorable change of $151 million resulting from an increase in net income plus depreciation and amortization expense, stock-based compensation expense, gain/loss on sale of assets and businesses and provision for asset impairment, and;

•

an unfavorable change of $143 million in accrued and deferred income taxes due, in part, to COVID-19 related deferrals granted in 2020 by the Federal government and those in certain states, which deferred income tax payments into the third quarter of 2020, that were originally scheduled to be remitted during the second quarter of 2020.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the six-month periods. The result is divided into the accounts receivable balance at June 30th of each year to obtain the DSO. Our DSO were 52 days and 47 days at June 30, 2021 and 2020, respectively.

Net cash used in investing activities

During the first six months of 2021, we used $484 million of net cash in investing activities as follows:

•	$482 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;
•	$21 million spent in connection with net cash outflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates;

•	$21 million received from the sale of our equity interest in a business, and;
•	$1 million spent on the purchase and implementation of information technology applications.

During the first six months of 2020, we used $297 million of net cash in investing activities as follows:

•	$355 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;
•	$57 million received in connection with net cash inflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates;
•	$6 million received from the sale of assets and businesses;
•	$4 million spent on the purchase and implementation of information technology applications, and;
•	$1 million spent on the acquisition of businesses and property.

Net cash used in financing activities

During the first six months of 2021, we used $662 million of net cash in financing activities as follows:

•

spent $279 million on net repayments of debt as follows: (i) $225 million in connection with our accounts receivable securitization program; (ii) $50 million related to our term loan A facility; (iii) $3 million related to our term loan B facility, and; (iv) $1 million related to other debt facilities;

•	generated $7 million of proceeds related to other debt facilities;
•	spent $34 million to pay cash dividends of $.20 per share during each of the first and second quarters;
•	received $11 million in connection with the sale of ownership interest to minority members;
•

spent $368 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our stock repurchase program ($350 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($18 million);

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
•

spent $200 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our stock repurchase program ($197 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($3 million);

•	spent $9 million to pay profit distributions related to noncontrolling interests in majority owned businesses;
•

spent $18 million to pay quarterly cash dividends of $.20 per share (during the first quarter of 2020 prior to dividends being suspended from April, 2020 until March, 2021 as a result of various initiatives implemented by us related to the COVID-19 pandemic), and;

•	generated $6 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

Expected capital expenditures during remainder of 2021

Our estimated capital expenditures for the full year of 2021 are projected to be approximately $850 million to $1.0 billion. During the first six months of 2021, we spent approximately $482 million on capital expenditures.  During the remaining six months of 2021, we expect to spend approximately $368 million to $518 million which includes expenditures for capital equipment, renovations and new projects at existing hospitals.

We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Cash and Cash Equivalents

As of June 30, 2021, we had approximately $199 million of cash and cash equivalents consisting primarily of short-term cash accounts on which interest is being earned at various annual rates ranging from 0.20% to 0.25%.

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

The Sixth Amendment to the Senior Credit Agreement, among other things: (i) increased the aggregate amount of the revolving credit facility to $1 billion; (ii) increased the aggregate amount of the tranche A term loan commitments to $2 billion, and; (iii) extended the maturity date of the revolving credit and tranche A term loan facilities to October 23, 2023.

On October 31, 2018, we added a seven-year tranche B term loan facility in the aggregate principal amount of $500 million pursuant to the Senior Credit Agreement. The tranche B term loan matures on October 31, 2025.

As of June 30, 2021, we had no borrowings outstanding pursuant to our $1 billion revolving credit facility and we had $996 million of available borrowing capacity net of $4 million of outstanding letters of credit.

Pursuant to the terms of the Sixth Amendment, the tranche A term loan, which had $1.850 billion of borrowings outstanding as of June 30, 2021, provides for installment payments of $25 million per quarter until maturity in October of 2023, when all outstanding amounts will be due.

The tranche B term loan, which had approximately $488 million of borrowings outstanding as of June 30, 2021, provides for installment payments of $1.25 million per quarter which are scheduled to continue until maturity in October of 2025, when all outstanding amounts will be due.

Borrowings under the Senior Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.375% to 0.625% for revolving credit and term loan A borrowings and 0.75% for tranche B borrowings, or (2) the one, two, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.375% to 1.625% for revolving credit and term loan A borrowings and 1.75% for the tranche B term loan. As of June 30, 2021, the applicable margins were 0.375% for ABR-based loans and 1.375% for LIBOR-based loans under the revolving credit and term loan A facilities.  The revolving credit facility includes a $125 million sub-limit for letters of credit. The Senior Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Senior Credit Agreement includes a material adverse change clause that must be represented at each draw. The Senior Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We are in compliance with all required covenants as of June 30, 2021 and December 31, 2020.

In April, 2021, our accounts receivable securitization program (“Securitization”) was amended (the eighth amendment) to: (i) reduce the aggregate borrowing commitments to $20 million (from $450 million previously); (ii) slightly reduce the borrowing rates and commitment fee, and; (iii) extend the maturity date to April 25, 2022 (from April, 2021 previously).  Substantially all other material terms and conditions remained unchanged. There were no borrowings outstanding pursuant to the Securitization as of June 30, 2021.

As of June 31, 2021, we had combined aggregate principal of $1.2 billion from the following senior secured notes:

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

At June 30, 2021, the carrying value and fair value of our debt were each approximately $3.6 billion. At December 31, 2020, the carrying value and fair value of our debt were each approximately $3.9 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was approximately 36% at June 30, 2021 and 38% at December 31, 2020.

We expect to finance all capital expenditures and acquisitions and pay dividends and potentially repurchase shares of our common stock utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing revolving credit facility, which had $996 million of available borrowing capacity as of June 30, 2021, or through refinancing the existing Senior Credit Agreement; (ii) the issuance of other short-term and/or long-term debt, and/or; (iii) the issuance of equity. We believe that our operating cash flows, cash and cash equivalents, as well as access to the capital markets, provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months. However, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Off-Balance Sheet Arrangements

During the three months ended June 30, 2021, there have been no material changes in the off-balance sheet arrangements consisting of standby letters of credit and surety bonds.

As of June 30, 2021 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $168 million consisting of: (i) $158 million related to our self-insurance programs, and; (ii) $10 million of other debt and public utility guarantees.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended June 30, 2021. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.   Controls and Procedures

As of June 30, 2021, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting or in other factors during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

See Note 6-Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report for a description of our legal proceedings.  Such information is hereby incorporated by reference.

Item 1A.   Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2020 includes a listing of risk factors to be considered by investors in our securities. During the second quarter of 2021, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

As of June 30, 2021, we had an aggregate stock repurchase authorization of $2.7 billion which was approved by our Board of Directors in various increments since 2014.  Pursuant to the terms of this program, which had an aggregate available repurchase authorization of $209.5 million as of June 30, 2021, shares of our Class B Common Stock may be repurchased, from time to time as conditions allow, on the open market or in negotiated private transactions. There is no expiration date for our stock repurchase program.

On July 26, 2021, our Board of Directors authorized a $1.0 billion increase in our stock repurchase program, which increased the aggregate authorization to $3.7 billion from the previous $2.7 billion authorization, as mentioned above.

During the second quarter of 2021, our Board of Directors approved a resumption of our stock repurchase program which had been suspended since April, 2020, as part of various COVID-19 initiatives. As reflected below, during the three-month period ended June 30, 2021, we have repurchased approximately 2.21 million shares at an aggregate cost of approximately $350.0 million (approximately $158.50 per share) pursuant to the terms of our stock repurchase program.  In addition, during the three-month period ended June 30, 2021, 70,878 shares were repurchased in connection with income tax withholding obligations resulting from stock-based compensation programs.

During the period of April 1, 2021 through June 30, 2021, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid for shares purchased as part of publicly announced program (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands)
April, 2021	$-	41,336	1,349	$0.01	—	—	—	—	$559,563
May, 2021	—	1,324,997	996	$0.01	1,297,985	$158.06	205,153	—	$354,410
June, 2021	—	912,880	1,387	$0.01	910,350	$159.13	144,865	—	$209,545
Total April through June, 2021	$-	2,279,213	3,732	$0.01	2,208,335	158.50	$350,018

Dividends

During the quarter ended June 30, 2021, we declared and paid dividends of $.20 per share.  Dividend equivalents are accrued on unvested restricted stock units and will be paid upon vesting of the restricted stock unit.

Item 6.   Exhibits

10.1

Eighth Amendment to Amended and Restated Credit and Security Agreement, dated as of April 26, 2021, previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021, is incorporated herein by reference.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document –the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: August 6, 2021	/s/ Marc D. Miller
Marc D. Miller,
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton, Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)