Form 10-Q
period 2021-09-30
UNIVERSAL HEALTH SERVICES INC
filed 2021-11-08
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of October 31, 2021:

Class A	6,577,100
Class B	73,120,179
Class C	661,688
Class D	17,956

UNIVERSAL HEALTH SERVICES, INC.

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2021. This Report modifies and supersedes documents filed prior to this Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Report.

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

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net revenues	$3,155,999	$2,912,541	$9,366,866	$8,471,962
Operating charges:
Salaries, wages and benefits	1,556,448	1,406,348	4,542,156	4,147,027
Other operating expenses	754,072	666,665	2,233,590	1,982,202
Supplies expense	367,834	335,409	1,052,977	936,808
Depreciation and amortization	134,462	125,961	399,850	376,563
Lease and rental expense	28,375	28,488	88,848	84,967
	2,841,191	2,562,871	8,317,421	7,527,567
Income from operations	314,808	349,670	1,049,445	944,395
Interest expense, net	21,199	24,575	64,455	86,399
Other (income) expense, net	6,719	1,831	(1,575)	8,291
Income before income taxes	286,890	323,264	986,565	849,705
Provision for income taxes	67,515	79,172	232,844	204,649
Net income	219,375	244,092	753,721	645,056
Less: Net income attributable to noncontrolling interests	1,024	2,813	1,255	9,811
Net income attributable to UHS	$218,351	$241,279	$752,466	$635,245

Basic earnings per share attributable to UHS	$2.65	$2.84	$8.96	$7.44
Diluted earnings per share attributable to UHS	$2.60	$2.82	$8.83	$7.40

Weighted average number of common shares - basic	82,262	84,672	83,756	85,172
Add: Other share equivalents	1,411	575	1,275	415
Weighted average number of common shares and equivalents - diluted	83,673	85,247	85,031	85,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income	$219,375	$244,092	$753,721	$645,056
Other comprehensive income (loss):
Foreign currency translation adjustment	(9,121)	14,245	(23,184)	(18,280)
Other comprehensive income (loss) before tax	(9,121)	14,245	(23,184)	(18,280)
Income tax expense (benefit) related to items of other comprehensive income (loss)	109	302	(1,958)	(908)
Total other comprehensive income (loss), net of tax	(9,230)	13,943	(21,226)	(17,372)
Comprehensive income	210,145	258,035	732,495	627,684
Less: Comprehensive income attributable to noncontrolling interests	1,024	2,813	1,255	9,811
Comprehensive income attributable to UHS	$209,121	$255,222	$731,240	$617,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$189,743	$1,224,490
Accounts receivable, net	1,764,214	1,728,928
Supplies	202,824	190,417
Other current assets	186,518	138,034
Total current assets	2,343,299	3,281,869

Property and equipment	10,515,812	9,885,888
Less: accumulated depreciation	(4,828,108)	(4,512,764)
	5,687,704	5,373,124
Other assets:
Goodwill	3,888,999	3,882,715
Deferred income taxes	48,591	22,689
Right of use assets-operating leases	309,387	336,513
Deferred charges	6,721	4,985
Other	562,152	574,984
Total Assets	$12,846,853	$13,476,879

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$44,961	$331,998
Accounts payable and other liabilities	1,845,465	1,668,671
Medicare accelerated payments and deferred CARES Act and other grants	1,375	376,151
Operating lease liabilities	60,853	59,796
Federal and state taxes	16,163	44,423
Total current liabilities	1,968,817	2,481,039

Other noncurrent liabilities	545,282	458,549
Operating lease liabilities noncurrent	250,754	278,303
Medicare accelerated payments noncurrent	0	322,617
Long-term debt	3,709,316	3,524,253
Deferred income taxes	0	5,582
Redeemable noncontrolling interests	4,886	4,569

Equity:
UHS common stockholders’ equity	6,274,021	6,317,146
Noncontrolling interest	93,777	84,821
Total equity	6,367,798	6,401,967
Total Liabilities and Stockholders’ Equity	$12,846,853	$13,476,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months ended September 30, 2021

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, July 1, 2021	$4,693	$66	$760	$7	$0	$(513,377)	$6,956,520	$36,124	$6,480,100	$91,980	$6,572,080
Common Stock
Issued/(converted)	—	—	—	—	—	—	3,665	—	3,665	—	3,665
Repurchased	—	—	(28)	—	—	—	(420,431)	—	(420,459)	—	(420,459)
Restricted share-based compensation expense	—	—	—	—	—	—	3,481	—	3,481	—	3,481
Dividends paid and accrued	—	—	—	—	—	(16,469)	—	—	(16,469)	—	(16,469)
Stock option expense	—	—	—	—	—	—	14,582	—	14,582	—	14,582
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(127)	(127)
Purchase of ownership interests by minority members	—	—	—	—	—	—	—	—	—	1,093	1,093
Comprehensive income:
Net income to UHS / noncontrolling interests	193	—	—	—	—	—	218,351	—	218,351	831	219,182
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	(9,230)	(9,230)	—	(9,230)
Subtotal - comprehensive income	193	—	—	—	—	—	218,351	(9,230)	209,121	831	209,952
Balance, September 30, 2021	$4,886	$66	$732	$7	$0	$(529,846)	$6,776,168	$26,894	$6,274,021	$93,777	$6,367,798

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2021	$4,569	$66	$778	$7	$0	$(479,503)	$6,747,678	$48,120	$6,317,146	$84,821	$6,401,967
Common Stock
Issued/(converted)	—	—	5	—	—	—	10,104	—	10,109	—	10,109
Repurchased	—	—	(51)	—	—	—	(788,488)	—	(788,539)	—	(788,539)
Restricted share-based compensation expense	—	—	—	—	—	—	9,583	—	9,583	—	9,583
Dividends paid and accrued	—	—	—	—	—	(50,343)	—	—	(50,343)	—	(50,343)
Stock option expense	—	—	—	—	—	—	44,825	—	44,825	—	44,825
Distributions to noncontrolling interests	(203)	—	—	—	—	—	—	—	—	(5,541)	(5,541)
Purchase of ownership interests by minority members	—	—	—	—	—	—	—	—	—	13,762	13,762
Comprehensive income:
Net income to UHS / noncontrolling interests	520	—	—	—	—	—	752,466	—	752,466	735	753,201
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	(21,226)	(21,226)	—	(21,226)
Subtotal - comprehensive income	520	—	—	—	—	—	752,466	(21,226)	731,240	735	731,975
Balance, September 30, 2021	$4,886	$66	$732	$7	$0	$(529,846)	$6,776,168	$26,894	$6,274,021	$93,777	$6,367,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months ended September 30, 2020

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, July 1, 2020	$4,287	$66	$777	$7	$0	$(479,503)	$6,166,722	$578	$5,688,647	$72,925	$5,761,572
Common Stock
Issued/(converted)	—	—	—	—	—	—	3,766	—	3,766	—	3,766
Repurchased	—	—	—	—	—	—	(44)	—	(44)	—	(44)
Restricted share-based compensation expense	—	—	—	—	—	—	2,209	—	2,209	—	2,209
Dividends paid	—	—	—	—	—	—	—	—	—	—	—
Stock option expense	—	—	—	—	—	—	12,988	—	12,988	—	12,988
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(6,290)	(6,290)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	(547)	(547)
Other	—	—	—	—	—	—	—	—	—	3,300	3,300
Comprehensive income:
Net income to UHS / noncontrolling interests	(110)	—	—	—	—	—	241,279	—	241,279	2,922	244,201
Foreign currency translation adjustments	—	—	—	—	—	—	—	13,943	13,943	—	13,943
Subtotal - comprehensive income	(110)	—	—	—	—	—	241,279	13,943	255,222	2,922	258,144
Balance, September 30, 2020	$4,177	$66	$777	$7	$0	$(479,503)	$6,426,920	$14,521	$5,962,788	$72,310	$6,035,098

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2020	$4,333	$66	$794	$7	$0	$(462,159)	$5,933,504	$31,893	$5,504,105	$74,766	$5,578,871
Common Stock
Issued/(converted)	—	—	3	—	—	—	9,726	—	9,729	—	9,729
Repurchased	—	—	(20)	—	—	—	(200,078)	—	(200,098)	—	(200,098)
Restricted share-based compensation expense	—	—	—	—	—	—	6,958	—	6,958	—	6,958
Dividends paid	—	—	—	—	—	(17,344)	—	—	(17,344)	—	(17,344)
Stock option expense	—	—	—	—	—	—	41,565	—	41,565	—	41,565
Distributions to noncontrolling interests	(500)	—	—	—	—	—	—	—	—	(14,675)	(14,675)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	(547)	(547)
Other	—	—	—	—	—	—	—	—	—	3,300	3,300
Comprehensive income:
Net income to UHS / noncontrolling interests	344	—	—	—	—	—	635,245	—	635,245	9,466	644,711
Foreign currency translation adjustments	—	—	—	—	—	—	—	(17,372)	(17,372)	—	(17,372)
Subtotal - comprehensive income	344	—	—	—	—	—	635,245	(17,372)	617,873	9,466	627,339
Balance, September 30, 2020	$4,177	$66	$777	$7	$0	$(479,503)	$6,426,920	$14,521	$5,962,788	$72,310	$6,035,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Nine months ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$753,721	$645,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	399,850	376,563
(Gain) loss on sale of assets and businesses	(4,803)	2,124
Costs related to extinguishment of debt	16,831	1,365
Stock-based compensation expense	55,548	49,928
Provision for asset impairment	7,195	-
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(29,079)	45,435
Accrued interest	3,714	(10,526)
Accrued and deferred income taxes	(52,727)	(2,095)
Other working capital accounts	52,616	85,944
Medicare accelerated payments and deferred CARES Act and other grants	(697,393)	878,480
Other assets and deferred charges	(34,038)	1,271
Other	9,607	115,431
Accrued insurance expense, net of commercial premiums paid	140,702	113,571
Payments made in settlement of self-insurance claims	(60,069)	(84,390)
Net cash provided by operating activities	561,675	2,218,157

Cash Flows from Investing Activities:
Property and equipment additions	(666,025)	(546,656)
Proceeds received from sales of assets and businesses	21,143	7,851
Acquisition of businesses and property	(39,391)	(52,009)
Inflows from foreign exchange contracts that hedge our net U.K. investment	4,261	22,453
Decrease in capital reserves of commercial insurance subsidiary	100	-
Costs incurred for purchase of information technology applications, net of refunds	20,202	(5,345)
Investment in, and advances to, joint ventures and other	-	(997)
Net cash used in investing activities	(659,710)	(574,703)

Cash Flows from Financing Activities:
Repayments of long-term debt	(3,026,888)	(1,173,590)
Additional borrowings	2,912,374	803,197
Financing costs	(17,967)	(8,256)
Repurchase of common shares	(770,665)	(200,098)
Dividends paid	(50,284)	(17,344)
Issuance of common stock	10,108	9,288
Profit distributions to noncontrolling interests	(5,744)	(15,175)
Purchase of ownership interests by (from) minority members	13,046	(548)
Net cash used in financing activities	(936,020)	(602,526)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(682)	(706)

(Decrease) increase in cash, cash equivalents and restricted cash	(1,034,737)	1,040,222
Cash, cash equivalents and restricted cash, beginning of period	1,279,154	105,667
Cash, cash equivalents and restricted cash, end of period	$244,417	$1,145,889

Supplemental Disclosures of Cash Flow Information:
Interest paid	$58,719	$93,579
Income taxes paid, net of refunds	$286,376	$208,460
Noncash purchases of property and equipment	$73,428	$76,402
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended September 30, 2021. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

The impact of the COVID-19 pandemic, which began during the second half of March, 2020, has had a material effect on our operations and financial results since that time. The COVID-19 vaccination process commenced during the first quarter of 2021.  Since that time, through the second quarter of 2021, we had generally experienced a decline in COVID-19 patients as well as a corresponding recovery in non-COVID-19 patient activity.  However, during the third quarter of 2021, our facilities generally experienced an increase in COVID-19 patients resulting primarily from the Delta variant. Since the future volumes and severity of COVID-19 patients remain highly uncertain and subject to change, including potential increases in future COVID-19 patient volumes caused by new variants of the virus, as well as related pressures on staffing and wage rates, we are not able to fully quantify the impact that these factors will have on our future financial results.  However, developments related to the COVID-19 pandemic could materially affect our financial performance during the remainder of 2021 and into 2022.

We believe that the adverse impact that COVID-19 will have on our future operations and financial results will depend upon many factors, most of which are beyond our capability to control or predict. Our future operations and financial results may be materially impacted by developments related to COVID-19 including, but not limited to, the potential impact on future COVID-19 patient volumes resulting from new variants of the virus, the length of time and severity of the spread of the pandemic; the volume of cancelled or rescheduled elective procedures and the volume of COVID-19 patients treated at our hospitals and other healthcare facilities; measures we are taking to respond to the COVID-19 pandemic; the impact of government and administrative regulation and stimulus on the hospital industry and potential retrospective adjustment in future periods of CARES Act and other grant income revenues recorded as revenues in prior periods; the requirements that federal healthcare program participation is conditional upon facility employees being vaccinated; declining patient volumes and unfavorable changes in payer mix caused by deteriorating macroeconomic conditions (including increases in uninsured and underinsured patients as the result of business closings and layoffs); potential disruptions to our clinical staffing and shortages and disruptions related to supplies required for our employees and patients; and potential increases to expenses related to staffing, supply chain or other expenditures; the impact of our substantial indebtedness and the ability to refinance such indebtedness on acceptable terms, as well as risks associated with disruptions in the financial markets and the business of financial institutions as the result of the COVID-19 pandemic which could impact us from a financing perspective; and changes in general economic conditions nationally and regionally in our markets resulting from the COVID-19 pandemic. Because of these and other uncertainties, we cannot estimate the length or severity of the impact of COVID-19 on our business. Decreases in cash flows and results of operations may have an impact on the inputs and assumptions used in significant accounting estimates, including estimated implicit price concessions related to uninsured patient accounts, professional and general liability reserves, and potential impairments of goodwill and long-lived assets.

During 2021, we received approximately $189 million of additional funds from the federal government in connection with the CARES Act, substantially all of which was received during the first quarter of 2021. During the second quarter of 2021, we returned the $189 million to the appropriate government agencies utilizing a portion of our cash and cash equivalents held on deposit. Therefore, our results of operations for the three and nine-month periods ended September 30, 2021 include no impact from the receipt of those funds.

Also, in March of 2021, we made an early repayment of $695 million of funds received during 2020 pursuant to the Medicare Accelerated and Advance Payment Program. These funds were returned to the government utilizing a portion of our cash and cash equivalents held on deposit.

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At September 30, 2021, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. The advisory agreement was amended and restated effective January 1, 2019. The advisory agreement was renewed by the Trust for 2021 at the same rate as the prior three years, providing for an advisory fee computation at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $1.1 and $1.0 million during the three-month periods ended September 30, 2021 and 2020, respectively, and approximately $3.3 million and $3.1 million during the nine-month periods ended September 30, 2021 and 2020, respectively.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust, which is included in other income, net, on the accompanying consolidated statements of income for each period was approximately $276,000 and $300,000 during the three-month periods ended September 30, 2021 and 2020, respectively, and approximately $977,000 and $800,000 during the nine-month periods ended September 30, 2021 and 2020, respectively.  Included in our share of the Trust’s income for the three and nine-month periods ended September 30, 2021 was a gain realized by the Trust in connection with a divestiture of property that was completed during the second quarter of 2021. We received dividends from the Trust amounting to $552,000 and $543,000 during the three-month periods ended September 30, 2021 and 2020, respectively, and $1.7 million and $1.6 million during the nine-month periods ended September 30, 2021 and 2020, respectively. The carrying value of our investment in the Trust was approximately $4.7 million and $5.4 million at September 30, 2021 and December 31, 2020, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $43.5 million at September 30, 2021 and $50.6 million at December 31, 2020, based on the closing price of the Trust’s stock on the respective dates.

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

Total rent expense under the operating leases on the three wholly-owned hospital facilities with the Trust was approximately $4 million during each of the three months ended September 30, 2021 and 2020 and approximately $13 million and $12 million during the nine-month periods ended September 30, 2021 and 2020, respectively.  Pursuant to the terms of the three wholly-owned hospital leases with the Trust, we have the option to renew the leases at the lease terms described above and below by providing notice to the Trust at least 90 days prior to the termination of the then current term.  We also have the right to purchase the respective leased hospitals at their appraised fair market value upon any of the following: (i) at the end of the lease terms or any renewal terms; (ii) upon one month’s notice should a change of control of the Trust occur, or; (iii) within the time period as specified in the lease in the event that we provide notice to the Trust of our intent to offer a substitution property/properties in exchange for one (or more) of the three hospital properties leased from the Trust should we be unable to reach an agreement with the Trust on the properties to be substituted.  In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

The table below details the renewal options and terms for each of our three wholly-owned acute care hospital facilities leased from the Trust:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2026	5(a)
Wellington Regional Medical Center	$3,030,000	December, 2021	10(b)
Southwest Healthcare System, Inland Valley Campus	$2,648,000	December, 2021	10(c)
(a)	We have one 5-year renewal option at existing lease rates (through 2031).

(b)

We have two 5-year renewal options at fair market value lease rates (2022 through 2031).  Since our lease renewal option for Wellington Regional Medical Center is fair market value (effective January 1, 2022), the lease rate valuation process is currently in progress and expected to be completed during the fourth quarter of 2021. Subject to completion of a lease agreement at acceptable rates and terms, we intend to renew the lease on this facility upon the December 31, 2021 scheduled expiration of the current lease term.

(c)

We have two 5-year renewal options at fair market value lease rates (2022 through 2031).  As previously disclosed, a wholly-owned subsidiary of ours has notified the Trust that it intends to terminate the existing lease on Southwest Healthcare System, Inland Valley Campus, upon the scheduled expiration of the current lease term on December 31, 2021.  As permitted pursuant to the terms of the lease, we have the right to purchase the leased property at its appraised fair market value at the end of the existing lease term.  However, we have agreed to exchange, and lease back, substitution properties with an aggregate fair market value substantially equal to that of Southwest Healthcare System, Inland Valley Campus, in return for the real estate assets of the Inland Valley Campus. The substitution properties consist of one acute care hospital (including a behavioral health pavilion) and a newly constructed behavioral health hospital. The independent Trustees (of the Board of Trustees) of the Trust, as well as our Board of Directors, have approved these transactions subject to satisfactory completion of definitive agreements, which are in progress. The effective date of the transactions is expected to coincide with the scheduled lease maturity date of December 31, 2021.

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

In August, 2015, Marc D. Miller, our President and Chief Executive Officer and member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance.  During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO. Also in connection with this GPO agreement, we received shares of restricted stock of Premier which vested ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO. During the third quarter of 2020, we entered into an agreement with Premier pursuant to the terms of which, among other things, our ownership interest in Premier was converted into shares of Class A Common Stock of Premier. We have elected to retain a portion of the previously vested shares of Premier, the market value of which is included in other assets on our consolidated balance sheet. Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier was approximately $87 million and $78 million as of September 30, 2021 and December 31, 2020, respectively.  Any change in market value of our Premier shares since December 31, 2020 was recorded as an unrealized gain/loss and included in “Other (income) expense, net” in our condensed consolidated statements of income for the three and nine-month periods ended September 30, 2021. Additionally, Premier declared and paid quarterly cash dividends during each of the three months ended September 30, 2021 and 2020. Our share of the cash dividends amounted to approximately $400,000 for each of the three-month periods ended September 30, 2021 and 2020 and approximately $1.3 million and $400,000 during the nine-month periods ended September 30, 2021 and 2020, respectively.  The dividends are included in “Other (income) expense, net” in our condensed consolidated statements of income.

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

As of September 30, 2021, outside owners held noncontrolling, minority ownership interests of: (i) 20% in an acute care facility located in Washington, D.C.; (ii) approximately 9% in an acute care facility located in Texas; (iii) 20%, 30%, 20%, 25% and 48% in five behavioral health care facilities located in Pennsylvania, Ohio, Washington, Missouri and Iowa, respectively, and; (iv) approximately 5% in an acute care facility located in Nevada.  The noncontrolling interest and redeemable noncontrolling interest balances of $94 million and $5 million, respectively, as of September 30, 2021, consist primarily of the third-party ownership interests in these hospitals.

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

(4) Treasury

Credit Facilities and Outstanding Debt Securities:

On August 24, 2021, we entered into a seventh amendment to our credit agreement dated as of November 15, 2010, as amended and restated as of September 21, 2012, August 7, 2014 and October 23, 2018, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, (the “Credit Agreement”).  In September, 2021, we entered into an eight amendment to our Credit Agreement which modified the definition of “Adjusted LIBO Rate”.

The seventh amendment to the Credit Agreement, among other things, provided for the following:

o

a $1.2 billion aggregate amount revolving credit facility, which is scheduled to mature on August 24, 2026, representing an increase of $200 million over the $1.0 billion previous commitment. As of September 30, 2021, this facility had no borrowings outstanding and $1.196 billion of available borrowing capacity, net of $4 million of outstanding letters of credit;

o

a $1.7 billion tranche A term loan facility, which is scheduled to mature on August 24, 2026, resulting in a reduction of $150 million from the $1.85 billion of borrowings outstanding under the previous tranche A term loan facility, and;

o	repayment of approximately $488 million of outstanding borrowings and termination of the previous tranche B term loan facility.

Pursuant to the terms of the seventh amendment, the tranche A term loan, which had $1.70 billion of borrowings outstanding as of September 30, 2021, provides for installment payments of $10.625 million per quarter beginning on December 31, 2021 through September 30, 2023 and $21.25 million per quarter beginning on December 31, 2023 through June 30, 2026. The unpaid principal balance at June 30, 2026 is due on the maturity date.

Borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625% for revolving credit and term loan A borrowings or (2) the one, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625% for revolving credit and term loan A borrowings. As of September 30, 2021, the applicable margins were 0.25% for ABR-based loans and 1.25% for LIBOR-based loans under the revolving credit and term loan A facilities.  The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We are in compliance with all required covenants as of September 30, 2021 and December 31, 2020.

On August 24, 2021, we completed the following via private offerings to qualified institutional buyers under Rule 144A and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act of 1933, as amended:

o	Issued $700 million of aggregate principal amount of 1.65% senior secured notes due on September 1, 2026, and;
o	Issued $500 million of aggregate principal amount of 2.65% senior secured notes due on January 15, 2032.

In April, 2021, our accounts receivable securitization program (“Securitization”) was amended (the eighth amendment) to: (i) reduce the aggregate borrowing commitments to $20 million (from $450 million previously); (ii) slightly reduce the borrowing rates and commitment fee, and; (iii) extend the maturity date to April 25, 2022 (from April, 2021 previously).  Substantially all other material terms and conditions remained unchanged. There were no borrowings outstanding pursuant to the Securitization as of September 30, 2021.

On September 13, 2021, we redeemed $400 million of aggregate principal amount of 5.00% senior secured notes, that were scheduled to mature on June 1, 2026, at 102.50% of the aggregate principal, or $410 million.

As of September 30, 2021, we had combined aggregate principal of $2.0 billion from the following senior secured notes:

o	$700 million aggregate principal amount of 1.65% senior secured notes due in September, 2026 (“2026 Notes”) which were issued on September 13, 2021.
o	$800 million aggregate principal amount of 2.65% senior secured notes due in October, 2030 (“2030 Notes”) which were issued on September 21, 2020.
o	$500 million of aggregate principal amount of 2.65% senior secured notes due in January, 2032 (“2032 Notes”) which were issued on September 13, 2021.

In connection with the refinancing transaction completed during the third quarter of 2021, our results of operations for the three and nine-months ended September 30, 2021 include a pre-tax charge of approximately $17 million incurred for the costs related to the extinguishment of debt.  This charge, which is included in other (income) expense, net, consists of the write-off of deferred charges (approximately $7 million) as well as the make-whole premium paid on the early redemption of the $400 million, 5% senior notes (approximately $10 million).

On September 28, 2020, we redeemed the entire $700 million aggregate principal amount of our previously outstanding 4.75% senior secured notes, which were scheduled to mature in August, 2022, at 100% of the aggregate principal amount.

Interest on the 2026 Notes is payable on March 1st and September 1st until the maturity date of September 1, 2026.  Interest on the 2030 Notes payable on April 15th and October 15th, until the maturity date of October 15, 2030.  Interest on the 2032 Notes is payable on January 15th and July 15th until the maturity date of January 15, 2032.

The 2026 Notes, 2030 Notes and 2032 Notes (collectively “The Notes”) were offered only to qualified institutional buyers under Rule 144A and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Notes are guaranteed (the “Guarantees”) on a senior secured basis by all of our existing and future direct and indirect subsidiaries (the “Subsidiary Guarantors”) that guarantee our Credit Agreement, or other first lien obligations or any junior lien obligations.  The Notes and the Guarantees are secured by first-priority liens, subject to permitted liens, on certain of the Company’s and the Subsidiary Guarantors’ assets now owned or acquired in the future by the Company or the Subsidiary Guarantors (other than real property, accounts receivable sold pursuant to the Company’s Existing Receivables Facility (as defined in the Indenture pursuant to which The Notes were issued (the “Indenture”)), and certain other excluded assets). The Company’s obligations with respect to The Notes, the obligations of the Subsidiary Guarantors under the Guarantees, and the performance of all of the Company’s and the Subsidiary Guarantors’ other obligations under the Indenture, are secured equally and ratably with the Company’s and the Subsidiary Guarantors’ obligations under the Credit Agreement and The Notes by a perfected first-priority security interest, subject to permitted liens, in the collateral owned by the Company and its Subsidiary Guarantors, whether now owned or hereafter acquired. However, the liens on the collateral securing The Notes and the Guarantees will be released if: (i) The Notes have investment grade ratings; (ii) no default has occurred and is continuing, and; (iii) the liens on the collateral securing all first lien obligations (including the Credit Agreement and The Notes) and any junior lien obligations are released or the collateral under the Credit Agreement, any other first lien obligations and any junior lien obligations is released or no longer required to be pledged. The liens on any collateral securing The Notes and the Guarantees will also be released if the liens on that collateral securing the Credit Agreement, other first lien obligations and any junior lien obligations are released.

In connection with the issuance of The Notes, the Company, the Subsidiary Guarantors and the representatives of the several initial purchasers, entered into Registration Rights Agreements (the “Registration Rights Agreements”), whereby the Company and the Subsidiary Guarantors have agreed, at their expense, to use commercially reasonable best efforts to: (i) cause to be filed a registration statement enabling the holders to exchange The Notes and the Guarantees for registered senior secured notes issued by the Company and guaranteed by the then Subsidiary Guarantors under the Indenture (the “Exchange Securities”), containing terms identical to those of The Notes (except that the Exchange Securities will not be subject to restrictions on transfer or to any increase in annual interest rate for failure to comply with the Registration Rights Agreements); (ii) cause the registration statement to become effective; (iii) complete the exchange offer not later than 60 days after such effective date and in any event on or prior to a target registration date of March 21, 2023 in the case of the 2030 Notes and February 24, 2024 in the case of the 2026 and 2032 Notes, and; (iv) file a shelf registration statement for the resale of The Notes if the exchange offers cannot be effected within the time periods listed above. The interest rate on The Notes will increase and additional interest thereon will be payable if the Company does not comply with its obligations under the Registration Rights Agreements.

At September 30, 2021, the carrying value and fair value of our debt were each approximately $3.75 billion. At December 31, 2020, the carrying value and fair value of our debt were each approximately $3.9 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Cash Flow Hedges:

During the nine-month period ended September 30, 2021 and the year ended December 31, 2020, we had no cash flow hedges outstanding.

Foreign Currency Forward Exchange Contracts:

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. In connection with these forward exchange contracts, we recorded net cash inflows of $4 million and $22 million during the nine-month periods ended September 30, 2021 and 2020, respectively.

Derivatives Hedging Relationships:

The following table presents the effects of our foreign currency foreign exchange contracts on our results of operations for the three and nine-month periods ended September 30, 2021 and 2020 (in thousands):

	Gain/(Loss) recognized in AOCI
	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Net Investment Hedge relationships
Foreign currency foreign exchange contracts	$26,152	$(28,244)	$(4,879)	$15,291

No other gains or losses were recognized in income related to derivatives in Subtopic 815-20.

Cash, Cash Equivalents and Restricted Cash:

Cash, cash equivalents, and restricted cash as reported in the condensed consolidated statements of cash flows are presented separately on our condensed consolidated balance sheets as follows (in thousands):

	September 30,	September 30,	December 31,
	2021	2020	2020
Cash and cash equivalents	$189,743	$1,101,230	$1,224,490
Restricted cash and cash equivalents (a)	54,674	44,659	54,664
Total cash, cash equivalents and restricted cash	$244,417	$1,145,889	$1,279,154

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	September 30, 2021	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$61,000	Cash and cash equivalents	$61,000
Money market mutual funds	71,018	Other assets	71,018
Certificates of deposit	2,200	Other assets		2,200
Equity securities	86,539	Other assets	86,539
Deferred compensation assets	46,495	Other assets	46,495
Foreign currency exchange contracts	846	Other current assets		846
	$268,098		$265,052	$3,046	-
Liabilities:
Deferred compensation liability	46,495	Other noncurrent liabilities	46,495
	$46,495		$46,495	-	-

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2020	Location	Level 1	Level 2	Level 3
Assets:
Term Deposit	$540,000	Cash and cash equivalents		$540,000
Money market mutual funds	37,100	Cash and cash equivalents	37,100
Money market mutual funds	70,995	Other assets	70,995
Certificates of deposit	2,300	Other assets		2,300
Equity securities	78,367	Other assets	78,367
Deferred compensation assets	42,044	Other assets	42,044
Foreign currency exchange contracts	9,987	Other current assets		9,987
	$780,793		$228,506	$552,287	-
Liabilities:
Deferred compensation liability	$42,044	Other noncurrent liabilities	$42,044
	$42,044		$42,044	-	-

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

As of September 30, 2021, in addition to the $61 million reflected above in cash and cash equivalents, we had approximately $61 million of other cash accounts that earn interest at variable rates ranging from .20% to .25%.

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

As of September 30, 2021, the total accrual for our professional and general liability claims was $340 million, of which $74 million was included in current liabilities.  As of December 31, 2020, the total accrual for our professional and general liability claims was $264 million, of which $74 million was included in current liabilities.

As a result of unfavorable trends experienced during 2020 and 2021, included in our results of operations during the first nine months of 2021, was a $41 million increase to our reserves for self-insured professional and general liability claims ($36 million and $5 million recorded during the second and third quarters of 2021, respectively).  During the first nine months of 2021, approximately $31 million of the reserves increase is included in our acute care hospitals services’ results and approximately $10 million is included in our behavioral health services’ results. Included in our results of operations during the first nine months of 2020, was a $25 million increase to our reserves for self-insured professional and general liability claims ($20 million and $5 million recorded during the first and third quarters of 2020, respectively). Approximately $19 million of the increase to our reserves was included in our acute care hospitals services’ results during the first nine months of 2020 and approximately $6 million was included in our behavioral health services’ results.

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

As of September 30, 2021, the total accrual for our workers’ compensation liability claims was $110 million, $55 million of which was included in current liabilities. As of December 31, 2020, the total accrual for our workers’ compensation liability claims was $105 million, $55 million of which was included in current liabilities.

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

Certain legal matters are described below:

Litigation:

Shareholder Derivative Cases

In March 2017, a shareholder derivative suit was filed by plaintiff David Heed in the Court of Common Pleas of Philadelphia County. A notice of removal to the United States District Court for the Eastern District of Pennsylvania was filed (Case No. 2:17-cv-01476-LS). Plaintiff filed a motion to remand. In December 2017, the Court denied plaintiff’s motion to remand and retained the case in federal court. In May, June and July 2017, additional shareholder derivative suits were filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in those cases are: Central Laborers’ Pension Fund (Case No. 17-cv-02187-LS); Firemen’s Retirement System of St. Louis (Case No. 17—cv-02317-LS); Waterford Township Police & Fire Retirement System (Case No. 17-cv-02595-LS); and Amalgamated Bank Longview Funds (Case No. 17-cv-03404-LS). The Fireman’s Retirement System case has since been voluntarily dismissed. The federal court consolidated all of the cases pending in the Eastern District of Pennsylvania and appointed co-lead plaintiffs and co-lead counsel. Lead Plaintiffs filed a consolidated, amended complaint. We filed a motion to dismiss the amended complaint.  In addition, a shareholder derivative case was filed in Chancery Court in Delaware by the Delaware County Employees’ Retirement Fund (Case No. 2017-0475-JTL). In December 2017, the Chancery Court stayed this case pending resolution of other contemporaneous matters. Each of these cases have named certain current and former members of the Board of Directors individually and certain officers of Universal Health Services, Inc. as defendants.  UHS has also been named as a nominal defendant in these cases. The derivative cases make allegations relating to admission and discharge practices at our behavioral health facilities and board and corporate oversight of these facilities as well as claims relating to the stock trading by the individual defendants and company repurchase of shares during the relevant time period. The cases make claims of breaches of fiduciary duties by the named board members and officers; alleged violations of federal securities laws; and common law causes of action against the individual defendants including unjust enrichment, corporate waste, abuse of control, constructive fraud and gross mismanagement.

The cases seek monetary damages allegedly incurred by the company; restitution and disgorgement of profits, benefits and other compensation from the individual defendants and various forms of equitable relief relating to corporate governance matters. In August 2019, the court granted our motion to dismiss. Plaintiffs subsequently filed a motion with the court seeking leave to file a second amended complaint.  In April 2020, the court denied Plaintiffs motion to file a second amended complaint. Plaintiffs filed an appeal with the 3rd Circuit Court of Appeals. The defendants deny liability and intend to defend these cases vigorously. The parties continued settlement negotiations during the pendency of the appeal and a settlement, which would not have a material impact on our financial statements, has been reached.  The court has granted preliminary approval of the settlement and set the matter for a final fairness hearing.  We are uncertain as to potential liability or financial exposure, if any, which may be associated with these matters in the event the settlement is not finalized and approved.

In July 2021, a shareholder derivative lawsuit was filed by plaintiff, Robin Knight, in the Chancery Court in Delaware against the members of the Board of Directors of the Company as well as certain officers (C.A. No.: 2021-0581-SG).  The Company was named as a nominal defendant. The lawsuit alleges that in March 2020 stock options were awarded with exercise prices that did not reflect the Company’s fundamentals and business prospects, and in anticipation of future market rebound resulting in excessive gains. The lawsuit makes claims of breaches of fiduciary duties, waste of corporate assets, and unjust enrichment.  The lawsuit seeks monetary damages allegedly incurred by the Company, disgorgement of the March 2020 stock awards as well as any proceeds derived therefrom and unspecified equitable relief.  Defendants deny the allegations.  We have filed a motion to dismiss the complaint. We are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

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

	Three months ended September 30, 2021
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$9,497,975	$2,470,401	$-	$11,968,376
Gross outpatient revenues	$5,343,246	$242,976	$-	$5,586,222
Total net revenues	$1,822,027	$1,328,293	$5,679	$3,155,999
Income/(loss) before allocation of corporate overhead and income taxes	$208,638	$197,779	$(119,527)	$286,890
Allocation of corporate overhead	$(58,452)	$(43,120)	$101,572	$-
Income/(loss) after allocation of corporate overhead and before income taxes	$150,186	$154,659	$(17,955)	$286,890
Total assets as of September 30, 2021	$5,295,533	$7,106,832	$444,488	$12,846,853

	Nine months ended September 30, 2021
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$27,279,494	$7,471,742	$-	$34,751,236
Gross outpatient revenues	$15,281,854	$756,068	$-	$16,037,922
Total net revenues	$5,271,000	$4,075,127	$20,739	$9,366,866
Income/(loss) before allocation of corporate overhead and income taxes	$600,419	$753,681	$(367,535)	$986,565
Allocation of corporate overhead	$(174,786)	$(129,169)	$303,955	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$425,633	$624,512	$(63,580)	$986,565
Total assets as of September 30, 2021	$5,295,533	$7,106,832	$444,488	$12,846,853

	Three months ended September 30, 2020
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$8,137,264	$2,487,568	$0	$10,624,832
Gross outpatient revenues	$4,128,549	$243,600	$0	$4,372,149
Total net revenues	$1,610,003	$1,299,591	$2,947	$2,912,541
Income/(loss) before allocation of corporate overhead and income taxes	$177,606	$252,532	$(106,874)	$323,264
Allocation of corporate overhead	$(55,980)	$(42,667)	$98,647	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$121,626	$209,865	$(8,227)	$323,264
Total assets as of September 30, 2020	$4,666,917	$6,898,757	$1,410,084	$12,975,758

	Nine months ended September 30, 2020
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$22,695,513	$7,298,466	$0	$29,993,979
Gross outpatient revenues	$12,204,970	$719,513	$0	$12,924,483
Total net revenues	$4,598,558	$3,864,823	$8,581	$8,471,962
Income/(loss) before allocation of corporate overhead and income taxes	$464,139	$746,980	$(361,414)	$849,705
Allocation of corporate overhead	$(167,936)	$(128,147)	$296,083	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$296,203	$618,833	$(65,331)	$849,705
Total assets as of September 30, 2020	$4,666,917	$6,898,757	$1,410,084	$12,975,758

(a)

Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $174 million and $155 million for the three-month periods ended September 30, 2021 and 2020, respectively, and approximately $511 million and $429 million for the nine-month periods ended September 30, 2021 and 2020, respectively.  Total assets at our U.K. behavioral health care facilities were approximately $1.338 billion and $1.257 billion as of September 30, 2021 and 2020, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Basic and Diluted:
Net income attributable to UHS	$218,351	$241,279	$752,466	$635,245
Less: Net income attributable to unvested restricted share grants	(396)	(790)	(1,609)	(1,987)
Net income attributable to UHS – basic and diluted	$217,955	$240,489	$750,857	$633,258

Weighted average number of common shares - basic	82,262	84,672	83,756	85,172
Net effect of dilutive stock options and grants based on the treasury stock method	1,411	575	1,275	415
Weighted average number of common shares and equivalents - diluted	83,673	85,247	85,031	85,587
Earnings per basic share attributable to UHS:	$2.65	$2.84	$8.96	$7.44
Earnings per diluted share attributable to UHS:	$2.60	$2.82	$8.83	$7.40

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 4.1 million for the three months ended September 30, 2021 and 4.3 million for the nine months ended September 30, 2021. The excluded weighted-average stock options totaled 7.1 million for the three months ended September 30, 2020 and 6.7 million for the nine months ended September 30, 2020.  All classes of our common stock have the same dividend rights.

Stock-Based Compensation:

During the three-month periods ended September 30, 2021 and 2020, pre-tax compensation cost of $14.6 million and $13.0 million, respectively, was recognized related to outstanding stock options.  During the nine-month periods ended September 30, 2021 and 2020, pre-tax compensation costs of $44.8 million and $41.6 million, respectively, was recognized related to outstanding stock options.  In addition, during the three-month periods ended September 30, 2021 and 2020, pre-tax compensation cost of approximately $3.5 million and $2.5 million, respectively, was recognized related to restricted stock awards and units. During the nine-month periods ended September 30, 2021 and 2020, pre-tax compensation costs of approximately $9.6 million and $7.3 million, respectively, was recognized related to restricted stock awards and units.   As of September 30, 2021 there was approximately $144.6 million of unrecognized compensation cost related to unvested options and restricted stock awards and units which is expected to be recognized over the remaining weighted average vesting period of 2.8 years. There were 2,396,402 stock options granted during the first nine months of 2021 (including 406,952 stock options granted at a 10% market price premium) with a weighted-average grant date fair value of $39.66 per option. There were 150,860 shares of restricted shares and restricted units granted during the first nine months of 2021 with a weighted-average grant date fair value of $138.80 per share.

The expense associated with stock-based compensation arrangements is a non-cash charge. In the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $55.5 million and $49.9 million during the nine-month periods ended September 30, 2021 and 2020.

(9) Dispositions and acquisitions

Subsequent to September 30, 2021, a binding agreement was finalized whereby we agreed to acquire Riverside Medical Clinic Patient Services, L.L.C. (“RMCPS”), which is a physician practice management company located in California.  RMCPS provides management services to Riverside Medical Clinic, which is a large, multi-specialty physician practice with more than 170 clinicians who provide care throughout Riverside County, CA.  As part of the transaction, we also plan to acquire two ambulatory surgery centers that are owned and operated by RMCPS. The transaction is subject to California state approval.

Nine-month period ended September 30, 2021:

Acquisitions:

During the first nine months of 2021, we spent $39 million to acquire a 22-bed micro hospital located in Las Vegas, Nevada.

Divestitures:

During the first nine months of 2021, we received $21 million from the sale of our equity interest in a business.

Nine-month period ended September 30, 2020:

Acquisitions:

During the first nine months of 2020, we spent $52 million on the acquisition of businesses and property, consisting primarily of the real estate and other assets of a hospital located in Nevada.

Divestitures:

During the first nine months of 2020, we received $8 million from the sale of assets and businesses.

(10) Dividends

We declared and paid dividends of $16.4 million, or $.20 per share, during the third quarter of 2021 and declared and paid dividends of $50.3 million during the nine-month period ended September 30, 2021.  Dividend equivalents, which were applicable to unvested restricted stock units, were accrued during 2021 and will be paid upon vesting of the restricted stock unit.  As part of our COVID-19 initiatives, we suspended quarterly dividend payments in the second quarter of 2020 and resumed them in the first quarter of 2021.  Dividends of $17.3 million, or $.20 per share were declared and paid during the first nine months of 2020 (declared and paid during the first three months of 2020).

(11) Income Taxes

Our effective income tax rates were 23.5% and 24.5% during the three-month periods ended September 30, 2021, and 2020, respectively, and 23.6% and 24.1% during the nine-month periods ended September 30, 2021, and 2020, respectively.  The decrease in the effective tax rate during the three-month period ended September 30, 2021, as compared to the comparable quarter of 2020, was primarily due to the $3 million favorable change in the tax benefit from employee share-based payments as compared to the third quarter of 2020.  The decrease in the effective tax rate during the nine-month period ended September 30, 2021, as compared with the same period in 2020, was primarily due to a $6 million favorable change in the tax benefit from employee share-based payments offset by a $1 million increase to the foreign provision as compared to the prior year.

The global intangible low-taxed income (“GILTI”) provisions from the Tax Cuts and Jobs Act of 2017 (“the TCJA-17”) require the inclusion of the earnings of certain foreign subsidiaries in excess of an acceptable rate of return on certain assets of the respective subsidiaries in our U.S. tax return for tax years beginning after December 31, 2017.  An accounting policy election was made during 2018 to treat taxes related to GILTI as a period cost when the tax is incurred. We recorded a GILTI tax provision of zero  for the nine months ended September 30, 2021 and 2020.

As of January 1, 2021, our unrecognized tax benefits were approximately $2 million. The amount, if recognized, that would favorably affect the effective tax rate is approximately $2 million. During the nine months ended September 30, 2021, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of September 30, 2021, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for 2017 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months.  It is reasonably possible that the amount of uncertain tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

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

The following table disaggregates our revenue by major source for the three and nine-month periods ended September 30, 2021 and 2020 (in thousands):

	For the three months ended September 30, 2021
	Acute Care		Behavioral Health		Other	Total
Medicare	$310,483	17%	$96,219	7%		$406,702	13%
Managed Medicare	280,674	15%	66,249	5%		346,923	11%
Medicaid	136,989	8%	146,281	11%		283,270	9%
Managed Medicaid	176,497	10%	326,789	25%		503,286	16%
Managed Care (HMO and PPOs)	674,396	37%	349,275	26%		1,023,671	32%
UK Revenue	0	0%	173,728	13%		173,728	6%
Other patient revenue and adjustments, net	69,935	4%	117,442	9%		187,377	6%
Other non-patient revenue (a)	173,053	9%	52,310	4%	5,679	231,042	7%
Total Net Revenue	$1,822,027	100%	$1,328,293	100%	$5,679	3,155,999	100%

	For the nine months ended September 30, 2021
	Acute Care		Behavioral Health		Other	Total
Medicare	$954,207	18%	$277,438	7%		$1,231,645	13%
Managed Medicare	830,627	16%	185,323	5%		1,015,950	11%
Medicaid	418,335	8%	526,945	13%		945,280	10%
Managed Medicaid	473,256	9%	995,749	24%		1,469,005	16%
Managed Care (HMO and PPOs)	1,862,012	35%	1,070,165	26%		2,932,177	31%
UK Revenue	0	0%	510,614	13%		510,614	5%
Other patient revenue and adjustments, net	248,342	5%	366,669	9%		615,011	7%
Other non-patient revenue (a)	484,221	9%	142,224	3%	20,739	647,184	7%
Total Net Revenue	$5,271,000	100%	$4,075,127	100%	$20,739	$9,366,866	100%

	For the three months ended September 30, 2020
	Acute Care		Behavioral Health		Other	Total
Medicare	$319,259	20%	$120,691	9%		$439,950	15%
Managed Medicare	234,169	15%	62,618	5%		296,787	10%
Medicaid	160,671	10%	159,756	12%		320,427	11%
Managed Medicaid	126,979	8%	316,683	24%		443,662	15%
Managed Care (HMO and PPOs)	585,333	36%	321,719	25%		907,052	31%
UK Revenue	0	0%	155,323	12%		155,323	5%
Other patient revenue and adjustments, net	56,188	3%	127,322	10%		183,510	6%
Other non-patient revenue (b)	127,404	8%	35,479	3%	2,947	165,830	6%
Total Net Revenue	$1,610,003	100%	$1,299,591	100%	$2,947	$2,912,541	100%

	For the nine months ended September 30, 2020
	Acute Care		Behavioral Health		Other	Total
Medicare	$909,594	20%	$346,879	9%		$1,256,473	15%
Managed Medicare	638,931	14%	181,835	5%		820,766	10%
Medicaid	420,082	9%	488,864	13%		908,946	11%
Managed Medicaid	358,770	8%	900,105	23%		1,258,875	15%
Managed Care (HMO and PPOs)	1,558,765	34%	955,530	25%		2,514,295	30%
UK Revenue	0	0%	428,795	11%		428,795	5%
Other patient revenue and adjustments, net	198,983	4%	371,517	10%		570,500	7%
Other non-patient revenue (b)	513,433	11%	191,298	5%	8,581	713,312	8%
Total Net Revenue	$4,598,558	100%	$3,864,823	100%	$8,581	$8,471,962	100%

(a) Acute Care includes CARES Act and other grant revenue of $2 million and $13 million recorded in the three and nine-months periods ended September 30, 2021, respectively.  Behavioral Health includes CARES Act and other grant revenue of $114,000 and $2 million recorded in the three and nine-months periods ended September 30, 2021, respectively.

(b)  Acute Care includes CARES Act and other grant income of $4 million and $161 million recorded in the three and nine-months periods ended September 30, 2020, respectively.  Behavioral Health includes the reversal of CARES Act and other grant income of $9 million and CARES Act and other grant income of $52 million recorded in the three and nine-months periods ended September 30, 2020, respectively

As an accounting policy election, we have utilized ASC 958 by analogy to recognize funds received under the CARES Act from the Provider Relief Fund as revenue, given no direct authoritative guidance available to for-profit organizations to recognize revenue for government contributions and grants.  CARES Act revenues may be subject to future adjustments based on future changes to statutes.

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

Supplemental cash flow information related to leases for the nine-month periods ended September 30, 2021 and 2020 are as follows (in thousands):

	Nine months ended September 30,
	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$88,113	$84,351
Operating cash flows from finance leases	$3,507	$1,431
Financing cash flows from finance leases	$2,315	$1,918

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$20,292	$47,679
Finance leases	$7,690	$-

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

As of September 30, 2021, we owned and/or operated 360 inpatient facilities and 40 outpatient and other facilities including the following located in 38 U.S states, Washington, D.C., the United Kingdom and Puerto Rico:

Acute care facilities located in the U.S.:

•	27 inpatient acute care hospitals;
•	18 free-standing emergency departments, and;
•	6 outpatient centers & 1 surgical hospital.

Behavioral health care facilities (333 inpatient facilities and 15 outpatient facilities):

Located in the U.S.:

•	185 inpatient behavioral health care facilities, and;
•	12 outpatient behavioral health care facilities.

Located in the U.K.:

•	145 inpatient behavioral health care facilities, and;
•	3 outpatient behavioral health care facilities.

Located in Puerto Rico:

•	3 inpatient behavioral health care facilities.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 58% and 55% during the three-month periods ended September 30, 2021 and 2020, respectively, and 56% and 54% during the nine-month periods ended September 30, 2021 and 2020, respectively. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 42% and 45% of our consolidated net revenues during the three-month periods ended September 30, 2021 and 2020, respectively, and 44% and 46% during the nine-month periods ended September 30, 2021 and 2020, respectively.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $174 million and $155 million during the three-month periods ended September 30, 2021 and 2020, respectively, and $511 million and $429 million during the nine-month periods ended September 30, 2021 and 2020, respectively.  Total assets at our U.K. behavioral health care facilities were approximately $1.338 billion as of September 30, 2021 and $1.334 billion as of December 31, 2020.

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

•

the impact of the COVID-19 pandemic, which began during the second half of March, 2020, has had a material effect on our operations and financial results since that time. The COVID-19 vaccination process commenced during the first quarter of 2021. Since that time through the second quarter of 2021, we had generally experienced a decline in COVID-19 patients as well as a corresponding recovery in non-COVID patient activity.  However, during the third quarter of 2021, our facilities generally experienced an increase in COVID-19 patients resulting primarily from the Delta variant. Since the future volumes and severity of COVID-19 patients remain highly uncertain and subject to change, including potential increases in future COVID-19 patient volumes caused by new variants of the virus, as well as related pressures on staffing and wage rates, we are not able to fully quantify the impact that these factors will have on our future financial results.  However, developments related to the COVID-19 pandemic could materially affect our financial performance during the remainder of 2021 and into 2022.  Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts on our financial condition and our results of operations as a result of its macroeconomic impact, and many of our known risks described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2020;

•

the Centers for Medicare and Medicaid Services (“CMS”) issued an Interim Final Rule (“IFR”) effective November 5, 2021 mandating COVID-19 vaccinations for all applicable staff at all Medicare and Medicaid certified facilities. Facilities covered by this regulation must establish a policy ensuring all eligible staff have received the first dose of a two-dose COVID-19 vaccine or a one-dose COVID-19 vaccine prior to providing any care, treatment, or other services by December 5, 2021. All eligible staff must have received the necessary shots to be fully vaccinated – either two doses of Pfizer or Moderna or one dose of Johnson & Johnson – by January 4, 2022. The regulation also provides for exemptions based on recognized medical conditions or religious beliefs, observances, or practices. Facilities must develop a similar process or plan for permitting exemptions in alignment with federal law. If facilities fail to comply with the IFR by the deadlines established, they are subject to potential termination from the Medicare and Medicaid program for non-compliance.  In addition, the Occupational Safety and Health Administration also issued an Emergency Temporary Standard requiring all businesses with 100 or more employees to be vaccinated by January 4, 2022.  Those employees not vaccinated by that date will need to show a negative COVID-19 test weekly and wear a face mask in the workplace.  However, healthcare employees at healthcare facilities covered by the CMS IFR will not have the option of weekly COVID-19 testing in lieu of vaccination. Legal challenges to these rules are expected and we cannot predict at this time the potential viability or impact of such litigation.  Implementation of these rules could have an impact on staffing at our facilities for those employees that are not vaccinated by January 4, 2022, and associated loss of revenues and increased costs resulting from staffing issues could have a material adverse effect on our financial results;

•

the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), a stimulus package signed into law on March 27, 2020, authorizes $100 billion in grant funding to hospitals and other healthcare providers to be distributed through the Public Health and Social Services Emergency Fund (the “PHSSEF”).  These funds are not required to be repaid provided the recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using PHSSEF funds to reimburse expenses or losses that other sources are obligated to reimburse. However, since the expenses and losses will be ultimately measured over the life of the COVID-19 pandemic, potential retrospective unfavorable adjustments in future periods, of funds recorded as revenues in prior periods, could occur. The U.S. Department of Health and Human Services (“HHS”) initially distributed $30 billion of this funding based on each provider’s share of total Medicare fee-for-service reimbursement in 2019.  Subsequently, HHS determined that CARES Act funding (including the $30 billion already distributed) would be allocated proportional to providers’ share of 2018 net patient revenue. We have received payments from these initial distributions of the PHSSEF as disclosed herein.  HHS has indicated that distributions of the remaining $50 billion will be targeted primarily to hospitals in COVID-19 high impact areas, to rural providers, safety net hospitals and certain Medicaid providers and to reimburse providers for COVID-19 related treatment of uninsured patients. We have received payments from these targeted distributions of the PHSSEF, as disclosed herein. The CARES Act also makes other forms of financial assistance available to healthcare providers, including through Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which made available accelerated payments of Medicare funds in order to increase cash flow to providers.  On April 26, 2020, the Centers for Medicare and Medicaid Services (“CMS”) announced it was reevaluating and temporarily suspending the Medicare Accelerated and Advance Payment Program in light of the availability of the PHSSEF and the significant funds available through other programs.  We have received accelerated payments under this program during 2020, and returned early all of those funds during the first quarter of 2021, as disclosed herein. The Paycheck Protection Program and Health Care Enhancement Act (the “PPPHCE Act”), a stimulus package signed into law on April 24, 2020, includes additional emergency appropriations for COVID-19 response, including $75 billion to be distributed to eligible providers through the PHSSEF.  A third phase of PHSSEF allocations made $24.5 billion available for providers who previously received, rejected or accepted PHSSEF payments. Applicants that had not yet received PHSSEF payments of 2 percent of patient revenue were to receive a payment that, when combined with prior payments (if any), equals 2 percent of patient care revenue. Providers that have already received payments of approximately 2 percent of annual revenue from patient care were potentially eligible for an additional payment.  Recipients will not be required to repay the government for PHSSEF funds received, provided they comply with HHS defined terms and conditions. On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law. The CAA appropriated an additional $3 billion to the PHSSEF, codified flexibility for providers to calculate lost revenues, and permitted parent organizations to allocate PHSSEF targeted distributions to subsidiary organizations. The CAA also provides that not less than 85 percent of the unobligated PHSSEF amounts and any future funds recovered from health care providers should be used for additional distributions that consider financial losses and changes in operating expenses in the third or fourth quarters of 2020 and the first quarter of 2021 that are attributable to the coronavirus. The CAA provided additional funding for testing, contact tracing and vaccine administration. Providers receiving payments were required to sign terms and conditions regarding utilization of the payments. Any provider receiving funds in excess of $10,000 in the aggregate will be required to report data elements to HHS detailing utilization of the payments, and we will be required to file such reports.  We, and other providers, will report healthcare related expenses attributable to COVID-19 that have not been reimbursed by another source, which may include general and administrative or healthcare related operating expenses. Funds may also be applied to lost revenues, represented as a negative change in year-over-year net patient care operating income. The deadline for using all Provider Relief Fund payments depends on the date of the payment received period; payments received in the first period of April 10, 2020 to June 30, 2020 were to have been expended by June 30, 2021 and payments received in the fourth period of July 1, 2021 to December 31, 2021 must be expended by December 31, 2022. The American Rescue Plan Act of 2021 (“ARPA”), enacted on March 11, 2021, included funding directed at detecting, diagnosing, tracing, and monitoring COVID-19 infections; establishing community vaccination centers and mobile vaccine units; promoting, distributing, and tracking COVID-19 vaccines; and reimbursing rural hospitals and facilities for healthcare-related expenses and lost revenues attributable to COVID-19.  ARPA increased the eligibility for, and amount of, premium tax credits to purchase health coverage through Patient Protection and Affordable Care Act, as amended by the Health and Education Reconciliation Act (collectively, the “Legislation”). Further, ARPA set the Medicaid program’s federal medical assistance percentage (“FMAP”) at 100 percent for amounts expended for COVID-19 vaccines and vaccine administration.  ARPA also increases the FMAP by 5 percent for eight calendar quarters to incentivize states to expand their Medicaid programs.  Finally, ARPA provides subsidies to cover 100 percent of health insurance premiums under the Consolidated Omnibus Budget Reconciliation Act through September 30, 2021. There is a high degree of uncertainty surrounding the implementation of the CARES Act, the PPPHCE Act, the CAA and ARPA, and the federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact.  There can be no assurance as to the total amount of financial and other types of assistance we will receive under the CARES Act, the PPPHCE Act, the CAA and the ARPA, and it is difficult to predict the impact of such legislation on our operations or how they will affect operations of our competitors.  Moreover, we are unable to assess the extent to which anticipated negative impacts on us arising from the COVID-19 pandemic will be offset by amounts or benefits received or to be received under the CARES Act, the PPPHCE Act, the CAA and the ARPA;

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

•

under the Legislation, hospitals are required to make public a list of their standard charges, and effective January 1, 2019, CMS has required that this disclosure be in machine-readable format and include charges for all hospital items and services and average charges for diagnosis-related groups.  On November 27, 2019, CMS published a final rule on “Price Transparency Requirements for Hospitals to Make Standard Charges Public.” This rule took effect on January 1, 2021 and requires all hospitals to also make public their payor-specific negotiated rates, minimum negotiated rates, maximum negotiated rates, and cash for all items and services, including individual items and services and service packages, that could be provided by a hospital to a patient. Failure to comply with these requirements may result in daily monetary penalties.  On November 2, 2021, CMS released a final rule amending several hospital price transparency policies and increasing the amount of penalties for noncompliance through the use of a scaling factor based on hospital bed count;

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
•

we experienced a cyberattack in September, 2020 that had an adverse effect on our operating results during the fourth quarter of 2020.  Although we can provide no assurance or estimation related to the amount of the ultimate insurance proceeds that we may receive in connection with this incident ($20 million of insurance proceeds have been received to date), we believe we are entitled to recovery of the majority of the unfavorable economic impact of the cyberattack pursuant to a commercial insurance policy. However, there is a heightened risk of future cybersecurity threats, including ransomware attacks targeting healthcare providers.  If successful, future cyberattacks could have a material adverse effect on our business. Any costs that we incur as a result of a data security incident or breach, including costs to update our security protocols to mitigate such an incident or breach could be significant. Any breach or failure in our operational security systems can result in loss of data or an unauthorized disclosure of or access to sensitive or confidential member or protected personal or health information and could result in significant penalties or fines, litigation, loss of customers, significant damage to our reputation and business, and other losses;

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid-eligible or Medicaid-pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts net revenues in future periods. Although the patient’s ultimate eligibility determination may result in adjustments to net revenues, these adjustments did not have a material impact on our results of operations during the three and nine-month periods ended September 30, 2021 or 2020 since our facilities make estimates at each financial reporting period to adjust revenue based on historical collections.

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

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three and nine-month periods ended September 30, 2021 and 2020:

Uncompensated care:

Amounts in millions	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2021	%	2020	%	2021	%	2020	%
Charity care	$189	33%	$148	27%	$535	35%	$511	30%
Uninsured discounts	378	67%	410	73%	987	65%	1,221	70%
Total uncompensated care	$567	100%	$558	100%	$1,522	100%	$1,732	100%

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Amounts in millions	2021	2020	2021	2020
Estimated cost of providing charity care	$20	$17	$57	$60
Estimated cost of providing uninsured discounts related care	41	47	107	142
Estimated cost of providing uncompensated care	$61	$64	$164	$202

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

The total accrual for our professional and general liability claims and workers’ compensation claims was $450 million as of September 30, 2021, of which $129 million is included in current liabilities. The total accrual for our professional and general liability claims and workers’ compensation claims was $369 million as of December 31, 2020, of which $129 million is included in current liabilities.

Recent Accounting Standards: For a summary of accounting standards, please see Note 14 to the Consolidated Financial Statements, as included herein.

Results of Operations

COVID-19

The impact of the COVID-19 pandemic, which began during the second half of March, 2020, has had a material effect on our operations and financial results since that time. The COVID-19 vaccination process commenced during the first quarter of 2021.  Since that time, through the second quarter of 2021, we had generally experienced a decline in COVID-19 patients as well as a corresponding recovery in non-COVID-19 patient activity.  However, during the third quarter of 2021, our facilities generally experienced an increase in COVID-19 patients resulting primarily from the Delta variant. Since the future volumes and severity of COVID-19 patients remain highly uncertain and subject to change, including potential increases in future COVID-19 patient volumes caused by new variants of the virus, as well as related pressures on staffing and wage rates, we are not able to fully quantify the impact that these factors will have on our future financial results.  However, developments related to the COVID-19 pandemic could materially affect our financial performance during the remainder of 2021 and into 2022.

2021 CARES Act Grants and Medicare Accelerated Payments Receipts/Disbursements:

During 2021, we received approximately $189 million of additional funds from the federal government in connection with the CARES Act, substantially all of which was received during the first quarter of 2021. During the second quarter of 2021, we returned the $189 million to the appropriate government agencies utilizing a portion of our cash and cash equivalents held on deposit. Therefore, our results of operations for the three and nine-month periods ended September 30, 2021 include no impact from the receipt of those funds.

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

Financial results for the three-month periods ended September 30, 2021 and 2020:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended September 30, 2021 and 2020 (dollar amounts in thousands):

	Three months ended September 30, 2021		Three months ended September 30, 2020
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$3,155,999	100.0%	$2,912,541	100.0%
Operating charges:
Salaries, wages and benefits	1,556,448	49.3%	1,406,348	48.3%
Other operating expenses	754,072	23.9%	666,665	22.9%
Supplies expense	367,834	11.7%	335,409	11.5%
Depreciation and amortization	134,462	4.3%	125,961	4.3%
Lease and rental expense	28,375	0.9%	28,488	1.0%
Subtotal-operating expenses	2,841,191	90.0%	2,562,871	88.0%
Income from operations	314,808	10.0%	349,670	12.0%
Interest expense, net	21,199	0.7%	24,575	0.8%
Other (income) expense, net	6,719	0.2%	1,831	0.1%
Income before income taxes	286,890	9.1%	323,264	11.1%
Provision for income taxes	67,515	2.1%	79,172	2.7%
Net income	219,375	7.0%	244,092	8.4%
Less: Income attributable to noncontrolling interests	1,024	0.0%	2,813	0.1%
Net income attributable to UHS	$218,351	6.9%	$241,279	8.3%

Net revenues increased 8.4%, or $243 million, to $3.16 billion during the three-month period ended September 30, 2021 as compared to $2.91 billion during the third quarter of 2020. The net increase was primarily attributable to: (i) a $234 million or 8.2% increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods (which we refer to as “same facility”), and; (ii) $9 million of other combined net increases.

Income before income taxes (before deduction for income attributable to noncontrolling interests) decreased $36 million to $287 million during the three-month period ended September 30, 2021 as compared to $323 million during the comparable quarter of 2020. The $36 million net decrease was due to:

•	an increase of $31 million at our acute care facilities, as discussed below in Acute Care Hospital Services;
•	a decrease of $55 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, and;
•	$12 million of other combined net decreases.

Net income attributable to UHS decreased $23 million to $218 million during the three-month period ended September 30, 2021 as compared to $241 million during the comparable prior year quarter. This decrease was attributable to:

•	a $36 million decrease in income before income taxes, as discussed above;
•	an increase of $2 million due to a decrease in income attributable to noncontrolling interests, and;
•

an increase of $12 million resulting from a decrease in the provision for income taxes due primarily to: (i) the income tax benefit recorded in connection with the $38 million decrease in pre-tax income, partially offset by; (ii) a $3 million decrease in the provision for income taxes resulting from ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”).

Financial results for the nine-month periods ended September 30, 2021 and 2020:

The following table summarizes our results of operations and is used in the discussion below for the nine-month periods ended September 30, 2021 and 2020 (dollar amounts in thousands):

	Nine months ended September 30, 2021		Nine months ended September 30, 2020
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$9,366,866	100.0%	$8,471,962	100.0%
Operating charges:
Salaries, wages and benefits	4,542,156	48.5%	4,147,027	49.0%
Other operating expenses	2,233,590	23.8%	1,982,202	23.4%
Supplies expense	1,052,977	11.2%	936,808	11.1%
Depreciation and amortization	399,850	4.3%	376,563	4.4%
Lease and rental expense	88,848	0.9%	84,967	1.0%
Subtotal-operating expenses	8,317,421	88.8%	7,527,567	88.9%
Income from operations	1,049,445	11.2%	944,395	11.1%
Interest expense, net	64,455	0.7%	86,399	1.0%
Other (income) expense, net	(1,575)	(0.0)%	8,291	0.1%
Income before income taxes	986,565	10.5%	849,705	10.0%
Provision for income taxes	232,844	2.5%	204,649	2.4%
Net income	753,721	8.0%	645,056	7.6%
Less: Income attributable to noncontrolling interests	1,255	0.0%	9,811	0.1%
Net income attributable to UHS	$752,466	8.0%	$635,245	7.5%

Net revenues increased 10.6%, or $895 million, to $9.367 billion during the nine-month period ended September 30, 2021 as compared to $8.47 billion during the first nine months of 2020. The net increase was primarily attributable to: (i) a $857 million or 10.3% increase in net revenues generated from our acute care hospital services and behavioral health services, on a same facility basis, and; (ii) $38 million of other combined net increases which includes a $21 million increase in provider tax assessments which had no impact on net income attributable to UHS as reflected above since the amounts offset between net revenues and other operating expenses. Included in our net revenues during the nine-month period ended September 30, 2020 was approximately $213 million of net revenues recorded in connection with various governmental stimulus programs, most notably the CARES, Act.

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $137 million to $987 million during the nine-month period ended September 30, 2021 as compared to $850 million during the comparable period of 2020. The $137 million net increase was due to:

•	an increase of $136 million at our acute care facilities, as discussed below in Acute Care Hospital Services;
•	an increase of $7 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, and;
•	$6 million of other combined net decreases.

Net income attributable to UHS increased $117 million to $752 million during the nine-month period ended September 30, 2021 as compared to $635 million during the comparable prior year period. This increase was attributable to:

•	a $137 million increase in income before income taxes, as discussed above;
•	an increase of $7 million due to a decrease in income attributable to noncontrolling interests, and;
•

a decrease of $28 million resulting from an increase in the provision for income taxes due primarily to: (i) the income tax provision recorded in connection with the $144 million increase in pre-tax income, partially offset by; (ii) a $7 million decrease in the provision for income taxes resulting from ASU 2016-09.

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

As a result of unfavorable trends experienced during 2020 and 2021, included in our results of operations during the first nine months of 2021, was a $41 million increase to our reserves for self-insured professional and general liability claims ($36 million and $5 million recorded during the second and third quarter, respectively).  During the first nine months of 2021, approximately $31 million of the reserves increase is included in our same facility basis acute care hospitals services’ results and approximately $10 million is included in our behavioral health services’ results.

Included in our results of operations during the first nine months of 2020, was a $25 million increase to our reserves for self-insured professional and general liability claims ($20 million and $5 million recorded during the first and third quarters of 2020, respectively). Approximately $19 million of the increase to our reserves was included in our same facility basis acute care hospitals services’ results during the first nine months of 2020 and approximately $6 million was included in our behavioral health services’ results.

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

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussion below for the three and nine-month periods ended September 30, 2021 and 2020 (dollar amounts in thousands):

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,792,862	100.0%	$1,585,142	100.0%	$5,178,594	100.0%	$4,528,364	100.0%
Operating charges:
Salaries, wages and benefits	755,216	42.1%	660,610	41.7%	2,153,046	41.6%	1,909,216	42.2%
Other operating expenses	410,960	22.9%	366,754	23.1%	1,216,277	23.5%	1,086,669	24.0%
Supplies expense	316,238	17.6%	283,829	17.9%	901,827	17.4%	781,778	17.3%
Depreciation and amortization	82,478	4.6%	78,388	4.9%	246,621	4.8%	234,756	5.2%
Lease and rental expense	17,505	1.0%	17,641	1.1%	55,663	1.1%	50,224	1.1%
Subtotal-operating expenses	1,582,397	88.3%	1,407,222	88.8%	4,573,434	88.3%	4,062,643	89.7%
Income from operations	210,465	11.7%	177,920	11.2%	605,160	11.7%	465,721	10.3%
Interest expense, net	255	0.0%	205	0.0%	749	0.0%	1,339	0.0%
Other (income) expense, net	436	0.0%	-	—	436	0.0%	0	—
Income before income taxes	$209,774	11.7%	$177,715	11.2%	$603,975	11.7%	$464,382	10.3%

Three-month periods ended September 30, 2021 and 2020:

Included in our acute care hospital services’ revenues during the third quarter of 2020 was approximately $4 million of net revenues recorded in connection with funds received from various governmental stimulus programs, most notably the CARES Act. During the three-month period ended September 30, 2021, as compared to the comparable prior year quarter, net revenues from our acute care hospital services, on a same facility basis, increased $208 million, or 13.1% including the governmental stimulus revenues recorded during the third quarter of 2020, and increased $212 million, or 13.4% excluding the governmental stimulus revenues recorded during the third quarter of 2020.

Income before income taxes (and before income attributable to noncontrolling interests) increased $32 million, or 18%, amounting to $210 million, or 11.7% of net revenues during the third quarter of 2021 as compared to $178 million, or 11.2% of net revenues during the third quarter of 2020.

During the three-month period ended September 30, 2021, excluding the impact of the $4 million of governmental stimulus program revenues recorded during the third quarter of 2020, net revenue per adjusted admission increased 1.3% while net revenue per adjusted patient day increased 2.7%, as compared to the comparable quarter of 2020. During the three-month period ended September 30, 2021, as compared to the comparable prior year quarter, inpatient admissions to our acute care hospitals increased 9.9% and adjusted admissions (adjusted for outpatient activity) increased 12.4%. Patient days at these facilities increased 8.4% and adjusted patient days increased 10.9% during the three-month period ended September 30, 2021 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 5.3 days and 5.4 days during the three-month periods ended September 30, 2021 and 2020, respectively. The occupancy rate, based on the average available beds at these facilities, was 71% and 67% during the three-month periods ended September 30, 2021 and 2020, respectively.

Patient volumes at our acute care hospitals during the third quarter of 2021 included a continuation of relatively robust non-COVID patient volumes as well as an increase in COVID-related patients as compared to volumes experienced during the second quarter of 2021.  The increased COVID-related patient volumes resulted in increased revenues due to the higher acuity and incremental revenues associated with COVID patients.  However, unlike previous surges in COVID-related patient volumes, non-COVID patient volumes experienced at our acute care hospitals, including emergency department visits and elective procedures, were generally consistent with pre-pandemic levels.

Nine-month periods ended September 30, 2021 and 2020:

During the nine-month period ended September 30, 2021, as compared to the comparable prior year period, net revenues from our acute care hospital services, on a same facility basis, increased $650 million, or 14.4%, including the $161 million of governmental stimulus revenues recorded during the first nine months of 2020, and increased $811 million, or 18.6%, excluding the governmental stimulus revenues recorded during the first nine months of 2020.

Income before income taxes (and before income attributable to noncontrolling interests) increased $140 million, or 30.1%, amounting to $604 million, or 11.7% of net revenues during the first nine months of 2021 as compared to $464 million, or 10.3% of net revenues during the first nine months of 2020. As mentioned above, included in our same facility basis acute care hospitals services’ results during the nine-month periods ended September 30, 2021 and 2020, was approximately $31 million and $20 million, respectively, related to increases to our reserves for self-insured professional and general liability claims. In addition, included in our same facility basis acute care hospitals services’ results during the first nine months of 2021 is approximately $25 million of income related to aggregate commercial insurance proceeds received during the second and third quarters ($15 million and $10 million, respectively) in connection with the previously incurred, unfavorable economic impact resulting from the information technology incident that occurred during 2020, and the COVID-19 pandemic.

During the nine-month period ended September 30, 2021, excluding the impact of the $161 million of governmental stimulus program revenues recorded during the first nine months of 2020, net revenue per adjusted admission increased 10.4% while net revenue per adjusted patient day increased 7.8%, as compared to the comparable period of 2020. During the nine-month period ended September 30, 2021, as compared to the comparable prior year period, inpatient admissions to our acute care hospitals increased 6.7% and adjusted admissions increased 7.3%. Patient days at these facilities increased 9.2% and adjusted patient days increased 9.9% during the nine-month period ended September 30, 2021 as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 5.1 days and 5.0 days during the nine-month periods ended September 30, 2021 and 2020, respectively. The occupancy rate, based on the average available beds at these facilities, was 68% and 62% during the nine-month periods ended September 30, 2021 and 2020, respectively.

All Acute Care Hospitals

The following table summarizes the results of operations for all our acute care operations during the three and nine-month periods ended September 30, 2021 and 2020. These amounts include: (i) our acute care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including, if applicable, the results of recently acquired/opened ancillary facilities and businesses. Dollar amounts below are reflected in thousands.

	Three months ended September 30, 2021		Three months ended September 30, 2020		Nine months ended September 30, 2021		Nine months ended September 30, 2020
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,822,027	100.0%	$1,610,003	100.0%	$5,271,000	100.0%	$4,598,558	100.0%
Operating charges:
Salaries, wages and benefits	757,962	41.6%	660,694	41.0%	2,157,060	40.9%	1,909,415	41.5%
Other operating expenses	436,475	24.0%	391,642	24.3%	1,305,544	24.8%	1,156,909	25.2%
Supplies expense	316,950	17.4%	283,827	17.6%	902,654	17.1%	781,776	17.0%
Depreciation and amortization	83,794	4.6%	78,388	4.9%	248,462	4.7%	234,756	5.1%
Lease and rental expense	17,518	1.0%	17,641	1.1%	55,676	1.1%	50,224	1.1%
Subtotal-operating expenses	1,612,699	88.5%	1,432,192	89.0%	4,669,396	88.6%	4,133,080	89.9%
Income from operations	209,328	11.5%	177,811	11.0%	601,604	11.4%	465,478	10.1%
Interest expense, net	255	0.0%	205	0.0%	749	0.0%	1,339	0.0%
Other (income) expense, net	436	0.0%	-	—	436	0.0%	0	—
Income before income taxes	$208,637	11.5%	$177,606	11.0%	$600,419	11.4%	$464,139	10.1%

Three-month periods ended September 30, 2021 and 2020:

During the three-month period ended September 30, 2021, as compared to the comparable prior year quarter, net revenues from our acute care hospital services increased $212 million, or 13.2% to $1.82 billion as compared to $1.61 billion due primarily to the $208 million, or 13.1% increase in same facility revenues, as discussed above.

Income before income taxes increased $31 million, or 18%, to $209 million, or 11.5% of net revenues during the third quarter of 2021, as compared to $178 million, or 11.0% of net revenues during the third quarter of 2020. The $31 million increase in income before income taxes from our acute care hospital services resulted from the $32 million, or 18.0% increase in income before income taxes at our hospitals, on a same facility basis, as discussed above.

Nine-month periods ended September 30, 2021 and 2020:

During the nine-month period ended September 30, 2021, as compared to the comparable prior year period, net revenues from our acute care hospital services increased $672 million, or 14.6% to $5.27 billion as compared to $4.60 billion due primarily to the $650 million, or 14.4% increase in same facility revenues, as discussed above.

Income before income taxes increased $136 million, or 29% to $600 million, or 11.4% of net revenues during the first nine months of 2021, as compared to $464 million, or 10.1% of net revenues during the first nine months of 2020. The $136 million increase in income before income taxes from our acute care hospital services resulted primarily from the $140 million, or 30.1% increase in income before income taxes at our hospitals, on a same facility basis, as discussed above.

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

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the three and nine-month periods ended September 30, 2021 and 2020 (dollar amounts in thousands):

Same Facility—Behavioral Health

	Three months ended September 30, 2021		Three months ended September 30, 2020		Nine months ended September 30, 2021		Nine months ended September 30, 2020
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,302,468	100.0%	$1,276,568	100.0%	$4,004,066	100.0%	$3,797,579	100.0%
Operating charges:
Salaries, wages and benefits	721,949	55.4%	683,567	53.5%	2,133,755	53.3%	2,022,066	53.2%
Other operating expenses	267,878	20.6%	229,862	18.0%	776,087	19.4%	693,724	18.3%
Supplies expense	51,337	3.9%	51,806	4.1%	151,435	3.8%	153,761	4.0%
Depreciation and amortization	45,798	3.5%	43,919	3.4%	136,926	3.4%	129,877	3.4%
Lease and rental expense	10,311	0.8%	9,928	0.8%	31,339	0.8%	31,384	0.8%
Subtotal-operating expenses	1,097,273	84.2%	1,019,082	79.8%	3,229,542	80.7%	3,030,812	79.8%
Income from operations	205,195	15.8%	257,486	20.2%	774,524	19.3%	766,767	20.2%
Interest expense, net	336	0.0%	354	0.0%	1,014	0.0%	1,079	0.0%
Other (income) expense, net	27	0.0%	526	0.0%	435	0.0%	2,337	0.1%
Income before income taxes	$204,832	15.7%	$256,606	20.1%	$773,075	19.3%	$763,351	20.1%

Three-month periods ended September 30, 2021 and 2020:

Included in our behavioral health services’ revenues during the third quarter of 2020 was a $9 million reversal of revenues previously recorded in connection with various governmental stimulus programs, most notably the CARES, Act. During the three-month period ended September 30, 2021, as compared to the comparable prior year quarter, net revenues from our behavioral health services, on a same facility basis, increased $26 million or 2.0% including the governmental stimulus revenue reversal recorded during the third quarter of 2020, and increased $17 million or 1.3% excluding the governmental stimulus revenue reversal recorded during the third quarter of 2020.

Income before income taxes (and before income attributable to noncontrolling interests) decreased $52 million, or 20%, amounting to $205 million or 15.7% of net revenues during the third quarter of 2021 as compared to $257 million or 20.1% of net revenues during the third quarter of 2020.

During the three-month period ended September 30, 2021, excluding the impact of the $9 million of governmental stimulus program revenue reversal recorded during the third quarter of 2020, net revenue per adjusted admission increased 4.2% while net revenue per adjusted patient day increased 3.6%, as compared to the comparable quarter of 2020. During the three-month period ended September 30, 2021, as compared to the comparable prior year quarter, inpatient admissions to our behavioral health care hospitals decreased 2.8% and adjusted admissions decreased 2.7%. Patient days at these facilities decreased 2.1% and adjusted patient days decreased 2.1% during the three-month period ended September 30, 2021 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 13.6 days and 13.5 days during the three-month periods ended September 30, 2021 and 2020, respectively. The occupancy rate, based on the average available beds at these facilities, was 70% and 73% during the three-month periods ended September 30, 2021 and 2020, respectively.

During the third quarter of 2021, patient volumes at our behavioral health care hospitals were pressured by increased COVID-19 infections experienced in many of our markets, as well as clinical staffing shortages caused by the general unfavorable availability of workers in the U.S., as well as pandemic-related staffing challenges experienced at many of our facilities. These staffing pressures, together with COVID-related patient isolations, resulted in temporary bed closures at certain facilities, as well as higher labor costs.  The higher labor costs are reflected in salaries, wages and benefits to the degree they relate to our employees and are reflected in other operating expenses to the degree they relate to contract payments to non-employees.

In addition, three of our behavioral health care facilities located in Louisiana and Pennsylvania were damaged and temporarily closed (either entirely or partially) as a result of Hurricane Ida in late August/early September of 2021. Two of these facilities were fully re-opened by the end of September/October, while the other facility is expected to be fully re-opened by mid-November. We estimate that our pre-tax financial results during the third quarter of 2021 were unfavorably impacted by approximately $10 million as a result of the damage sustained from Hurricane Ida.

Nine-month periods ended September 30, 2021 and 2020:

During the nine-month period ended September 30, 2021, as compared to the comparable prior year quarter, net revenues from our behavioral health services, on a same facility basis, increased $206 million or 5.4% including the $52 million of governmental stimulus revenues recorded during the third quarter of 2020, and increased $258 million or 6.9% excluding the governmental stimulus revenues recorded during the third quarter of 2020.

Income before income taxes (and before income attributable to noncontrolling interests) increased $10 million, or 1%, amounting to $773 million or 19.3% of net revenues during the first nine months of 2021 as compared to $763 million or 20.1% of net revenues during the first nine months of 2020. As discussed below in Sources of Revenue-Kentucky Hospital Rate Increase Program, included in our same facility basis behavioral health services’ results of operations during the first nine months of 2021, is approximately $62 million of revenues recorded in connection with the Kentucky Medicaid Managed Care Hospital Rate Increase Program covering the period of July 1, 2020 to June 30, 2021. As also mentioned above, included in our same facility basis behavioral health services’ results during the nine-month periods ended September 30, 2021 and 2020, was approximately $10 million and $6 million, respectively, related to increases to our reserves for self-insured professional and general liability claims.

During the nine-month period ended September 30, 2021, excluding the impact of the $52 million of governmental stimulus program revenues recorded during the first nine months of 2020, net revenue per adjusted admission increased 4.7% while net revenue per adjusted patient day increased 6.0%, as compared to the comparable period of 2020. During the nine-month period ended September 30, 2021, as compared to the comparable prior year period, inpatient admissions to our behavioral health care hospitals increased 1.4% and adjusted admissions increased 1.6%. Patient days at these facilities increased 0.1% and adjusted patient days increased 0.3% during the nine-month period ended September 30, 2021 as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 13.5 days and 13.6 days during the nine-month periods ended September 30, 2021 and 2020, respectively. The occupancy rate, based on the average available beds at these facilities, was 71% and 72% during the nine-month periods ended September 30, 2021 and 2020, respectively.

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care services during the three and nine-month periods ended September 30, 2021 and 2020. These amounts include: (i) our behavioral health care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the results of facilities acquired or opened during the past year (if applicable) as well as the results of certain facilities that were closed or restructured during the past year. Dollar amounts below are reflected in thousands.

	Three months ended September 30, 2021		Three months ended September 30, 2020		Nine months ended September 30, 2021		Nine months ended September 30, 2020
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,328,293	100.0%	$1,299,591	100.0%	$4,075,127	100.0%	$3,864,823	100.0%
Operating charges:
Salaries, wages and benefits	727,137	54.7%	684,575	52.7%	2,144,735	52.6%	2,027,223	52.5%
Other operating expenses	292,794	22.0%	253,779	19.5%	847,780	20.8%	765,006	19.8%
Supplies expense	51,712	3.9%	51,858	4.0%	152,273	3.7%	153,861	4.0%
Depreciation and amortization	47,205	3.6%	45,154	3.5%	140,870	3.5%	134,081	3.5%
Lease and rental expense	10,421	0.8%	10,734	0.8%	31,789	0.8%	34,151	0.9%
Subtotal-operating expenses	1,129,269	85.0%	1,046,100	80.5%	3,317,447	81.4%	3,114,322	80.6%
Income from operations	199,024	15.0%	253,491	19.5%	757,680	18.6%	750,501	19.4%
Interest expense, net	1,218	0.1%	433	0.0%	3,564	0.1%	1,184	0.0%
Other (income) expense, net	27	0.0%	526	0.0%	435	0.0%	2,337	0.1%
Income before income taxes	$197,779	14.9%	$252,532	19.4%	$753,681	18.5%	$746,980	19.3%

Three-month periods ended September 30, 2021 and 2020:

During the three-month period ended September 30, 2021, as compared to the comparable prior year quarter, net revenues generated from our behavioral health services increased $29 million, or 2.2% due primarily to the above-mentioned $26 million, or 2.0% increase in net revenues on a same facility basis.

Income before income taxes decreased $55 million, or 21.7%, to $198 million or 14.9% of net revenues during the third quarter of 2021, as compared to $253 million or 19.4% of net revenues during the third quarter of 2020. The decrease in income before income taxes at our behavioral health facilities during the third quarter of 2021, as compared to the compared quarter of 2020, was primarily attributable to the $52 million, or 20.2% decrease in income before income taxes experienced at our behavioral health facilities on a same facility basis, as discussed above.

Nine-month periods ended September 30, 2021 and 2020:

During the nine-month period ended September 30, 2021, as compared to the comparable prior year period, net revenues generated from our behavioral health services increased $210 million, or 5.4% due primarily to the above-mentioned $206 million, or 5.4% increase in net revenues on a same facility basis.

Income before income taxes increased $7 million, or 0.9%, to $754 million or 18.5% of net revenues during the first nine months of 2021, as compared to $747 million or 19.3% of net revenues during the first nine months of 2020. The increase in income before income taxes at our behavioral health facilities during the first nine months of 2021, as compared to the compared period of 2020, was primarily attributable to the $10 million, or 1.3% increase in income before income taxes experienced at our behavioral health facilities on a same facility basis, as discussed above.

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

In the final rule, CMS will require hospitals to report certain market-based payment rate information for Medicare Advantage organizations on their Medicare cost report for cost reporting periods ending on or after January 1, 2021, to be used in a potential change to the methodology for calculating the IPPS MS-DRG relative weights to reflect relative market-based pricing, beginning in FY 2024.

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

In June, 2019, the Supreme Court of the United States issued a decision favorable to hospitals impacting prior year Medicare DSH payments (Azar v. Allina Health Services, No. 17-1484 (U.S. Jun. 3, 2019)).  In Allina, the hospitals challenged the Medicare DSH adjustments for federal fiscal year 2012, specifically challenging CMS’s decision to include inpatient hospital days attributable to Medicare Part C enrollee patients in the numerator and denominator of the Medicare/SSI fraction used to calculate a hospital’s DSH payments.  This ruling addresses CMS’s attempts to impose the policy espoused in its vacated 2004 rulemaking to a fiscal year in the 2004–2013 time period without using notice-and-comment rulemaking. This decision should require CMS to recalculate hospitals’ DSH Medicare/SSI fractions, with Medicare Part C days excluded, for at least federal fiscal year 2012, but likely federal fiscal years 2005 through 2013.  In August, 2020, CMS issued a rule that proposed to retroactively negate the effects of the aforementioned Supreme Court decision, which rule has yet to be finalized. Although we can provide no assurance that we will ultimately receive additional funds, we estimate that the favorable impact of this court ruling on certain prior year hospital Medicare DSH payments could range between $18 million to $28 million in the aggregate.

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

On November 2, 2021, CMS issued its OPPS final rule for 2022. The hospital market basket increase is 2.7% and the productivity adjustment reduction is -0.7% for a net market basket increase of 2.0%. When other statutorily required adjustments and hospital patient service mix are considered, we estimate that our overall Medicare OPPS update for 2022 will aggregate to a net increase of 2.4% which includes a 3.0% increase to behavioral health division partial hospitalization rates.

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

In November, 2019, CMS finalized its Hospital Price Transparency rule that implements certain requirements under the June 24, 2019 Presidential Executive Order related to Improving Price and Quality Transparency in American Healthcare to Put Patients First. Under this final rule, effective January 1, 2021, CMS will require: (1) hospitals make public their standard changes (both gross charges and payer-specific negotiated charges) for all items and services online in a machine-readable format, and; (2) hospitals to make public standard charge data for a limited set of “shoppable services” the hospital provides in a form and manner that is more consumer friendly. On November 2, 2021, CMS released a final rule increasing the monetary penalty that CMS can impose on hospitals that fail to comply with the price transparency requirements. We believe that our hospitals are in full compliance with the applicable federal regulations.

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

On September 24, 2021, HHSC finalized New Fee-for-Service Supplemental Payment Program: Hospital Augmented Reimbursement Program (“HARP”) to be effective October 1, 2021. The HARP program continues the financial transition for providers who have historically participated in the Delivery System Reform Incentive Payment program described below. The program will provide additional funding to hospitals to help offset the cost hospitals incur while providing Medicaid services.  HHSC financial model released concurrent with the publication of the final rule indicates net potential incremental Medicaid reimbursements to us of approximately $15 million annually, without consideration of any potential adverse impact on future Medicaid DSH or Medicaid UC payments.  This program is subject to CMS approval.

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

Summary of Amounts Related To The Above-Mentioned Various State Medicaid Supplemental Payment Programs:

The following table summarizes the revenues, Provider Taxes and net benefit related to each of the above-mentioned Medicaid supplemental programs for the three and nine-month periods ended September 30, 2021 and 2020. The Provider Taxes are recorded in other operating expenses on the Condensed Consolidated Statements of Income as included herein.

	(amounts in millions)
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Texas UC/UPL:
Revenues	$40	$29	$107	$85
Provider Taxes	(12)	(9)	(31)	(25)
Net benefit	$28	$20	$76	$60

Texas DSRIP:
Revenues	$0	$0	$44	$29
Provider Taxes	0	0	(14)	(9)
Net benefit	$0	$0	$30	$20

Various other state programs:
Revenues	$83	$107	$317	$249
Provider Taxes	(36)	(39)	(111)	(101)
Net benefit	$47	$68	$206	$148

Total all Provider Tax programs:
Revenues	$123	$136	$468	$363
Provider Taxes	(48)	(48)	(156)	(135)
Net benefit	$75	$88	$312	$228

We estimate that our aggregate net benefit from the Texas and various other state Medicaid supplemental payment programs will approximate $389 million (net of Provider Taxes of $207 million) during the year ending December 31, 2021. This amount includes approximately $62 million related to the Kentucky Hospital Rate Increase Program, as described below. These amounts are based upon various terms and conditions that are out of our control including, but not limited to, the states’/CMS’s continued approval of the programs and the applicable hospital district or county making IGTs consistent with 2020 levels. Future changes to these terms and conditions could materially reduce our net benefit derived from the programs which could have a material adverse impact on our future consolidated results of operations. In addition, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our future consolidated results of operations. As described below in 2019 Novel Coronavirus Disease Medicare and Medicaid Payment Related Legislation, a 6.2% increase to the Medicaid Federal Matching Assistance Percentage (“FMAP”) is included in the Families First Coronavirus Response Act. The impact of the enhanced FMAP Medicaid supplemental and DSH payments are reflected in our results for year ended December 31, 2020 and for the three and nine-month periods ended September 30, 2021. We are unable to estimate the prospective financial impact of this provision at this time as our financial impact is contingent on unknown state action during future eligible federal fiscal quarters.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The South Carolina and Texas DSH programs were renewed for each state’s 2022 DSH fiscal year (covering the period of October 1, 2021 through September 30, 2022).

In connection with these DSH programs, included in our financial results was an aggregate of approximately $12 million and $10 million during the three-month periods ended September 30, 2021 and 2020, respectively, and $35 million during each of the nine-month periods ended September 30, 2021 and 2020. We expect the aggregate reimbursements to our hospitals pursuant to the Texas and South Carolina 2021 fiscal year programs to be approximately $48 million.

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

Our behavioral health care facilities in Texas have been receiving Medicaid DSH payments since FFY 2016. As with all Medicaid DSH payments, hospitals are subject to state audits that typically occur up to three years after their receipt. DSH payments are subject to a federal Hospital Specific Limit (“HSL”) and are not fully known until the DSH audit results are concluded. In general, freestanding psychiatric hospitals tend to provide significantly less charity care than acute care hospitals and therefore are at more risk for retroactive recoupment of prior year DSH payments in excess of their respective HSL. In light of the retroactive HSL audit risk for freestanding psychiatric hospitals, we have established DSH reserves for our facilities that have been receiving funds since FFY 2016. These DSH reserves are also impacted by the resolution of federal DSH litigation related to Children’s Hospital Association of Texas v. Azar (“CHAT”), No. 17-cv-844 (D.D.C. March 2, 2018), appeal docketed, No. 18-5135 (D.C. Cir. May 9, 2018) where the calculation of HSL was being challenged. In August, 2019, DC Circuit Court of Appeals issued a unanimous decision in CHAT and reversed the judgment of the district court in favor of CMS and ordered that CMS’s “2017 Rule” (regarding Medicaid DSH Payments—Treatment of Third Party Payers in Calculating Uncompensated Care Costs) be reinstated. CMS has not issued any additional guidance post the ruling. In April 2020, the plaintiffs in the case have petitioned the Supreme Court of the United States to hear their case. Additionally, there have been separate legal challenges on this same issue in the Fifth and Eight Circuits. On November 4, 2019, the United States Court of Appeals for the Eighth Circuit issued an opinion upholding the 2017 Rule. Missouri Hosp. Ass’n v. Azar, No. 18-1778 (8th Cir. Nov. 4, 2019) (i.e. reversing a district court order enjoining the 2017 rule). On April 20, 2020, the United States Court of Appeals of the Fifth Circuit issued a decision also upholding the 2017 Rule. Baptist Memorial Hospital v. Azar, No. 18-60592 (5th Cir. April 20, 2020). In light of these court decisions, we continue to maintain reserves in the financial statements for cumulative Medicaid DSH and UC reimbursements related to our behavioral health hospitals located in Texas that amounted to $41 million and $37 million as of September 30, 2021 and 2020, respectively.

Nevada SPA:

In Nevada, CMS approved a state plan amendment (“SPA”) in August, 2014 that implemented a hospital supplemental payment program retroactive to January 1, 2014. This SPA has been approved for additional state fiscal years including the 2021 fiscal year covering the period of July 1, 2020 through June 30, 2021.  CMS approval for the 2022 fiscal year, which is still pending, is expected to occur.

In connection with this program, included in our financial results was approximately $5 million and $6 million during the three-month periods ended September 30, 2021 and 2020, respectively, and $16 million and $20 million during the nine-month periods ended September 30, 2021 and 2020, respectively. We estimate that our reimbursements pursuant to this program will approximate $20 million during the year ended December 31, 2021.

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

California Hospital Fee Program CMS Approval Status:

Hospital Fee Program Component	CMS Methodology Approval Status	CMS Rate Setting Approval Status
Fee For Service Payment	Approved through December 31, 2021	Approved through December 31, 2021; Paid through March 31, 2021
Managed Care-Pass-Through Payment	Approved through December 31, 2021	Approved through June 30, 2017; Paid in advance of approval through December 31, 2020
Managed Care-Directed Payment	Approved through December 31, 2020	Approved through June 30, 2017; Paid in advance of approval through December 31, 2019

In connection with the existing program, included in our financial results was approximately $11 million and $35 million for the three-month periods ending September 30, 2021 and 2020, respectively, and $35 million and $49 million during the nine-month periods ended September 30, 2021 and 2020, respectively. We estimate that our reimbursements pursuant to this program will approximate $46 million during the year ended December 31, 2021. The aggregate impact of the California supplemental payment program, as outlined above, is included in the above State Medicaid Supplemental Payment Program table.

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

Kentucky Hospital Rate Increase Program (“HRIP”):

As previously disclosed in early 2021, CMS approved the Kentucky Medicaid Managed Care Hospital Rate Increase Program (“HRIP”) for SFY 2021, which covered the period of July 1, 2020 through June 30, 2021. This program change increased our reimbursement for SFY 2021 by an aggregate of approximately $62 million, of which $55 million and $7 million were recorded by us during the second and third quarter of 2021, respectively.

Programs such as HRIP require an annual state submission and approval by CMS. In May, 2021, Kentucky submitted a request to CMS in order to continue the HRIP program for SFY 2022 with a similar payment methodology and payment level as the SFY 2021 program. Although we believe the CMS approval process is in progress, we are unable to predict if CMS will ultimately approve the HRIP for SFY 2022, and if approved, if the rates will be generally comparable to the SFY 2021 HRIP rates.

Florida Medicaid Managed Care Directed Payment Program (“DPP”):

During the fourth quarter of 2021, we expect to record approximately $25 million of increased reimbursement as a result of recent CMS approval of the Medicaid managed care directed payment program for the 2021 rate period (October 1, 2020 to September 30, 2021).  Various DPP related legislative and regulatory approvals result in the retroactive payment of the increased reimbursement after the applicable rate year has ended. The payment methodology and amount of the 2022 DPP (covering the period of October 1, 2021 to September 30, 2022) is expected to be comparable to the 2021 DPP. As a result, if CMS and other legislative and regulatory approvals occur in connection with the 2022 program, we may be entitled to increased reimbursement during 2022 in an amount comparable to the $25 million expected for the 2021 DPP.

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

Surprise Billing Interim Final Rule: On September 30, 2021, the Department of Health and Human Services (“HHS”), the Department of Labor, and the Department of the Treasury (collectively, the Departments), along with the Office of Personnel Management (“OPM”), released an interim final rule with comment period, entitled “Requirements Related to Surprise Billing; Part II.” This rule is related to Title I (the No Surprises Act) of Division BB of the Consolidated Appropriations Act, 2021, and establishes new protections from surprise billing and excessive cost sharing for consumers receiving health care items/services. It implements additional protections against surprise medical bills under the No Surprises Act, including provisions related to the independent dispute resolution process, good faith estimates for uninsured (or self-pay) individuals, the patient-provider dispute resolution process, and expanded rights to external review. We do not expect this interim final rule to have a material impact on our results of operations.

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

The Legislation required HHS to implement a value-based purchasing program for inpatient hospital services which became effective on October 1, 2012. The Legislation requires HHS to reduce inpatient hospital payments for all discharges by 2% in FFY 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions. As part of the FFY 2022 IPPS final rule described above, and as a result of the on-going COVID-19 pandemic, CMS has implemented a budget neutral payment policy to fully offset the 2% VBP withhold during FFY 2022.

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

For our hospitals that participated in the program, the CMS BPCI-A reconciliation for the period October 1, 2018 through December 31, 2020 did not have a material impact on our financial results.

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
•

The HHS Secretary renewed the public health emergency (“PHE”) effective October 18, 2021 for ninety (90) days. As a result, states would be eligible for the enhanced FMAP through the end of federal fiscal quarter ending March 31, 2022 should the PHE not be rescinded by the Secretary before the end of the ninety day period.

•	Creation of a $250 billion Public Health and Social Services Emergency Fund (“PHSSEF”)
•

Makes grants available to hospitals and other healthcare providers to cover unreimbursed healthcare related expenses or lost revenues attributable to the public health emergency resulting from the coronavirus.

•

During 2021, we received approximately $189 million in PHSSEF grants from the federal government as provided for by the CARES Act. As previously disclosed, we returned these funds to HHS during the second quarter of 2021. Since our intent was to return these funds, our results of operations for during the three and nine-month periods ended September 30, 2021 include no impact from the receipt of the funds. Included in our results of operations for the three and nine-month periods ended September 30, 2021 was approximately $3 million and $16 million, respectively, of revenues recognized in connection with funds received from various state and local governmental stimulus grant programs.

•

During the year ended December 31, 2020, we received approximately $417 million of funds from various governmental stimulus programs, most notably the PHSSEF as provided for by the CARES Act.  Included in our results of operations for the year ended December 31, 2020 was approximately $413 million of revenues recognized in connection with funds received from these federal, state and local governmental stimulus programs. Our results of operations for the three-month period ended September 30, 2020 included a reversal of approximately $5 million of previously recognized revenues in connection with these governmental stimulus programs; and our results of operations for the nine-month period ended September 30, 2020 included approximately $213 million of revenues recorded in connection with these governmental stimulus programs.

•

All PHSSEF receipts are pursuant to meeting the applicable the terms and conditions of the various distribution programs as of September 30, 2021. The Consolidated Appropriations Act, 2021 (H.R. 133) enacted on December 27, 2020 includes language that provides specific instructions on: (1) the redistribution of PHSSEF grant payments by a parent company among its subsidiaries, and; (2) the calculation of lost revenue in a PHSSEF grant entitlement determination. The HHS terms and conditions for all grant recipients and specific fund distributions are located at https://www.hhs.gov/coronavirus/cares-act-provider-relief-fund/for-providers/index.html

•	Reimburse hospitals at Medicare rates for uncompensated COVID-19 care for the uninsured
•

Our operating results for the three and nine-month periods ended September 30, 2021 included $11 million and $42 million, respectively, of revenues in connection with this program.  During the year ended December 31, 2020, we recorded $29 million in connection with this program, approximately $9 million and $11 million of which were included in our operating results for the three and nine-month periods ended September 30, 2020, respectively. Revenue for the eligible patient encounters is recorded in the period in which the encounter is deemed eligible for this program net of any normal accounting reserves.

•	Medicare Sequestration Relief
•	Suspension of the 2% Medicare sequestration offset for Medicare services provided from May 1, 2020 through December 31, 2021 by various legislative extensions.
•

We estimate that this provision had a favorable impact of approximately $11 million and $34 million during the three and nine-month periods ended September 30, 2021, respectively, and will have a favorable impact of approximately $11 million over the remaining three months of 2021. We estimate that this provision had a favorable impact of $30 million during the year ended December 31, 2020, approximately $11 million and $19 million of which was included in our results of operations during the three and nine-month periods ended September 30, 2020, respectively.

•	Medicare add-on for inpatient hospital COVID-19 patients
•

Increases the payment that would otherwise be made to a hospital for treating a Medicare patient admitted with COVID-19 by twenty percent (20%) for the duration of the COVID-19 public health emergency.

•

For the three and nine-month periods ended September 30, 2021, we estimate that additional payments under this provision were approximately $8 million and $27 million, respectively. For the year ended December 31, 2020, we estimate that additional payments under this provision were approximately $32 million, approximately $13 million and $18 million of which were included in our results of operations during the three and nine-month periods ended September 30, 2020, respectively. These payments offset the increased expenses associated with the treatment of Medicare COVID-19 patients.

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

Other Operating Results

Interest Expense:

As reflected on the schedule below, interest expense was $21 million and $25 million during the three-month periods ended September 30, 2021 and 2020, respectively, and $64 million and $86 million during the nine-month periods ended September 30, 2021 and 2020, respectively (amounts in thousands):

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Revolving credit & demand notes (a.)	$502	$510	$1,502	$1,737
$700 million, 4.75% Senior Notes due 2022, net (b.)	-	7,792	-	23,932
$400 million, 5.00% Senior Notes due 2026 (c.)	4,000	5,000	14,000	15,000
$800 million, 2.65% Senior Notes due 2030 (d.)	5,356	532	16,113	532
$700 million, 1.65% Senior Notes due 2026 (e.)	1,205	-	1,205	-
$500 million, 2.65% Senior Notes due 2032 (f.)	1,376	-	1,376	-
Tranche A term loan facility (a.)	6,460	7,584	20,576	31,023
Tranche B term loan facility (a.)	1,352	2,410	5,941	9,511
Accounts receivable securitization program (g.)	10	406	777	3,032
Subtotal-revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	20,261	24,234	61,490	84,767
Amortization of financing fees	1,087	1,305	3,205	3,865
Other combined interest expense	1,322	580	4,197	1,685
Capitalized interest on major projects	(1,305)	(1,024)	(2,957)	(3,051)
Interest income	(166)	(520)	(1,480)	(867)
Interest expense, net	$21,199	$24,575	$64,455	$86,399

(a.)

In August, 2021, we entered into a seventh amendment to our credit agreement dated November 15, 2010, as amended, which provided for the amendment and restatement of the previously existing credit facility. In September, 2021, we entered into an eight amendment to our credit agreement which modified the definition of “Adjusted LIBO Rate”. The seventh amendment, provided for, among other things, the following: (i) a $1.2 billion aggregate amount revolving credit facility that is scheduled to mature in August, 2026, representing an increase of $200 million over the $1.0 billion previous commitment (no borrowings outstanding as of September 30, 2021); (ii) a $1.7 billion tranche A term loan facility that is scheduled to mature in August, 2026, resulting in a reduction of $150 million from the $1.85 billion of borrowings outstanding under the previous tranche A term loan facility, and; (iii) repayment of approximately $488 million of borrowings outstanding under the previous tranche B term loan facility. The $638 million net repayment of borrowings under the tranche A and tranche B term loan facilities in connection with the seventh amendment ($150 million and $488 million, respectively), were funded utilizing a portion of the proceeds generated from the August, 2021 issuance of the $700 million, 1.65% Senior Notes due in 2026, and the $500 million, 2.65%, Senior Notes due in 2032.

(b.)	In September, 2020, we redeemed the entire $700 million aggregate principal amount of our previously outstanding 4.75% Senior Secured Notes that were scheduled to mature in 2022.

(c.)

In September, 2021, we redeemed the entire $400 million aggregate principal amount of our previously outstanding 5.00% Senior Secured Notes that were scheduled to mature in 2026 (“2026 Notes”) at a cash redemption price equal to the sum of: (i) 102.50% of the aggregate principal amount of the 2026 Notes redeemed, and; (ii) accrued and unpaid interest on the 2026 Notes to the redemption date.  This redemption was funded utilizing a portion of the proceeds generated from the August, 2021 issuance of the $700 million, 1.65% Senior Notes due in 2026, and the $500 million, 2.65% Senior Notes due in 2032, as discussed in (e.) and (f.) below.

(d.)	In September, 2020, we completed the offering of $800 million aggregate principal amount of 2.65% Senior Notes due in 2030.

(e.)	In August, 2021, we completed the offering of $700 million aggregate principal amount of 1.65% Senior Notes due in 2026.

(f.)	In August, 2021, we completed the offering of $500 million aggregate principal amount of 2.65% Senior Notes due in 2032.

(g.)

Our accounts receivable securitization program was amended in April, 2021 to reduce the borrowing commitment to $20 million (from $450 million previously) and to extend the maturity date to April 25, 2022. There are no outstanding borrowings as of September 30, 2021.

Interest expense decreased approximately $3 million during the three-month period ended September 30, 2021, as compared to the comparable quarter of 2020, due primarily to: (i) a net $4 million decrease in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facilities and accounts receivable securitization program resulting from a decrease in our aggregate average cost of borrowings pursuant to these facilities (2.13% during the third quarter of 2021 as compared to 2.67% in the comparable quarter of 2020), offset by an increase in the aggregate average outstanding borrowings ($3.70 billion during the third quarter of 2021 as compared to $3.59 billion during the comparable quarter of 2020), and; (ii) $1 million of other combined net increases in interest expense.

Interest expense decreased $22 million during the nine-month period ended September 30, 2021 as compared to the comparable prior year period of 2020, primarily due to: (i) a net $23 million decrease in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facilities and accounts receivable securitization program resulting from a decrease in our aggregate average cost of borrowings pursuant to these facilities (2.19% during the first nine months of 2021 as compared to 3.06% during the comparable period of 2020), as well as a slight increase in the aggregate average outstanding borrowings ($3.69 billion during the nine months ended September 30, 2021 as compared to $3.67 billion during the comparable 2020 period).

Costs Related to Early Extinguishment of Debt:

In connection with the refinancing transaction completed during the third quarter of 2021, our results of operations for the three and nine-months ended September 30, 2021 include a pre-tax charge of approximately $17 million incurred for the costs related to the extinguishment of debt.  This charge, which is included in other (income) expense, net, consists of the write-off of deferred charges (approximately $7 million) as well as the make-whole premium paid on the early redemption of the $400 million, 5% senior notes (approximately $10 million).

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three and nine-month periods ended September 30, 2021 and 2020 (dollar amounts in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Provision for income taxes	$67,515	$79,172	$232,844	$204,649
Income before income taxes	286,890	323,264	986,565	849,705
Effective tax rate	23.5%	24.5%	23.6%	24.1%

The provision for income taxes decreased $12 million during the three-month period ended September 30, 2021, as compared to the third quarter of 2020, due primarily to: (i) the income tax benefit recorded in connection with the $35 million decrease in pre-tax income, and; (ii) a $3 million decrease in the provision for income taxes recorded in connection with ASU 2016-09.

The provision for income taxes increased $28 million during the nine-month period ended September 30, 2021, as compared to the first nine months of 2020, due primarily to: (i) the income tax provision recorded in connection with the $145 million increase in pre-tax income, partially offset by; (ii) a $7 million decrease in the provision for income taxes recorded in connection with ASU 2016-09.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $562 million during the nine-month period ended September 30, 2021 and $2.218 billion during the first nine months of 2020. The net decrease of $1.656 billion was attributable to the following:

•

an unfavorable change of $1.576 billion resulting primarily from the early return of the $695 million of Medicare accelerated payments which were repaid during the first quarter of 2021, as compared to a favorable change of $878 million experienced during the first nine months of 2020 resulting from receipt of the Medicare accelerated payments and other deferred governmental stimulus grants;

•

a favorable change of $153 million resulting from an increase in net income plus depreciation and amortization expense, stock-based compensation expense, gain/loss on sale of assets and businesses, costs related to debt extinguishment and provision for asset impairment;

•

an unfavorable change of $111 million due to the first nine months of 2020 including the favorable impact of the payment deferral of the employer’s share of Social Security taxes, as provided for by the CARES, Act;

•	an unfavorable change of $75 million in accounts receivable;
•	an unfavorable change of $51 million in accrued and deferred income taxes, and;
•	$4 million of other combined net favorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the nine-month periods. The result is divided into the accounts receivable balance at September 30th of each year to obtain the DSO. Our DSO were 51 days at both September 30, 2021 and 2020.

Net cash used in investing activities

During the first nine months of 2021, we used $660 million of net cash in investing activities as follows:

•	$666 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;
•	$39 million spent on acquisition of business and property;
•	$21 million received from the sale of our equity interest in a business;
•	$20 million received in connection with the implementation of information technology applications (consists primarily of refunded costs previously paid), and;
•	$4 million received in connection with net cash inflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates.

During the first nine months of 2020, we used $575 million of net cash in investing activities as follows:

•	$547 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;
•	$52 million spent on acquisition of businesses and property;
•	$22 million received in connection with net cash inflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates;
•	$8 million received from the sale of assets and businesses;
•	$5 million spent on the purchase and implementation of information technology applications, and;
•	$1 million spent on investments in joint ventures.

Net cash used in financing activities

During the first nine months of 2021, we used $936 million of net cash in financing activities as follows:

•

spent $3.027 billion on net repayments of debt as follows: (i) $1.9 billion related to our tranche A term loan facility; (ii) $490 million related to our recently terminated tranche B term loan facility; (iii) $410 million related to the early redemption of our previously outstanding $400 million, 5.00% senior secured notes which were scheduled to mature in June, 2026; (iv) $225 million in connection with our accounts receivable securitization program, and; (v) $2 million related to other debt facilities;

•

generated $2.912 billion of additional borrowings as follows: (i) $1.7 billion related to our tranche A term loan facility; (ii) $699 million (net of discount) related to the August, 2021 issuance of $700 million, 1.65% senior secured notes due in September, 2026; (iii) $499 million (net of discount) related to the August, 2021 issuance of $500 million, 2.65% senior secured notes due in January, 2032, and; (iv) received $14 million of proceeds related to other debt facilities;

•

spent $770 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our stock repurchase program ($751 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($19 million);

•	spent $50 million to pay cash dividends of $.20 per share during each of the first, second and third quarters;
•	spent $18 million to pay financing costs incurred in connection with the various financing transactions, as discussed herein;
•	received $13 million in connection with the sale of ownership interest to minority members;
•	generated $10 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans, and;
•	spent $6 million to pay profit distributions related to noncontrolling interests in majority owned businesses.

During the first nine months of 2020, we used $603 million of net cash in financing activities as follows:

•

spent $1.174 billion on net repayments of debt as follows: (i) $700 million to redeem our previously outstanding 4.75% senior secured notes which were scheduled to mature in 2022; (ii) $400 million related to our accounts receivable securitization program; (iii) $38 million related to our tranche A term loan facility; (iv) $4 million related to our tranche B term loan facility, and; (v) $32 million related to a short-term credit facility ($31 million) and other debt facilities ($1 million).

•

generated $803 million of proceeds as follows: (i) $798 million of proceeds (net of discount) received in connection with the issuance in September, 2020 of the $800 million, 2.65% senior secured notes which are scheduled to mature in 2030, and; (ii) $5 million related to other debt facilities;

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
•

spent $17 million to pay cash dividends of $.20 per share during the first quarter (prior to dividends being suspended from April, 2020 until March, 2021 as a result of various initiatives implemented by us related to the COVID-19 pandemic);

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

Expected capital expenditures during remainder of 2021

Our estimated capital expenditures for the full year of 2021 are projected to be approximately $850 million to $1.0 billion. During the first nine months of 2021, we spent approximately $666 million on capital expenditures.  During the remaining three months of 2021, we expect to spend approximately $184 million to $334 million which includes expenditures for capital equipment, renovations and new projects at existing hospitals.

We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Cash and Cash Equivalents

As of September 30, 2021, we had approximately $190 million of cash and cash equivalents consisting primarily of short-term cash accounts on which interest is being earned at various annual rates ranging from 0.20% to 0.26%.

Credit Facilities and Outstanding Debt Securities

On August 24, 2021, we entered into a seventh amendment to our credit agreement dated as of November 15, 2010, as amended and restated as of September 21, 2012, August 7, 2014 and October 23, 2018, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, (the “Credit Agreement”).  In September, 2021, we entered into an eight amendment to our Credit Agreement which modified the definition of “Adjusted LIBO Rate”.

The seventh amendment to the Credit Agreement, among other things, provided for the following:

o

a $1.2 billion aggregate amount revolving credit facility, which is scheduled to mature on August 24, 2026, representing an increase of $200 million over the $1.0 billion previous commitment. As of September 30, 2021, this facility had no borrowings outstanding and $1.196 billion of available borrowing capacity, net of $4 million of outstanding letters of credit;

o

a $1.7 billion tranche A term loan facility, which is scheduled to mature on August 24, 2026, resulting in a reduction of $150 million from the $1.85 billion of borrowings outstanding under the previous tranche A term loan facility, and;

o	repayment of approximately $488 million of outstanding borrowings and termination of the previous tranche B term loan facility.

Pursuant to the terms of the seventh amendment, the tranche A term loan, which had $1.70 billion of borrowings outstanding as of September 30, 2021, provides for installment payments of $10.625 million per quarter beginning on December 31, 2021 through September 30, 2023 and $21.25 million per quarter beginning on December 31, 2023 through June 30, 2026. The unpaid principal balance at June 30, 2026 is due on the maturity date.

Borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625% for revolving credit and term loan A borrowings or (2) the one, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625% for revolving credit and term loan A borrowings. As of September 30, 2021, the applicable margins were 0.25% for ABR-based loans and 1.25% for LIBOR-based loans under the revolving credit and term loan A facilities.  The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We are in compliance with all required covenants as of September 30, 2021 and December 31, 2020.

On August 24, 2021, we completed the following via private offerings to qualified institutional buyers under Rule 144A and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act of 1933, as amended:

o	Issued $700 million of aggregate principal amount of 1.65% senior secured notes due on September 1, 2026, and;
o	Issued $500 million of aggregate principal amount of 2.65% senior secured notes due on January 15, 2032.

In April, 2021, our accounts receivable securitization program (“Securitization”) was amended (the eighth amendment) to: (i) reduce the aggregate borrowing commitments to $20 million (from $450 million previously); (ii) slightly reduce the borrowing rates and commitment fee, and; (iii) extend the maturity date to April 25, 2022 (from April, 2021 previously).  Substantially all other material terms and conditions remained unchanged. There were no borrowings outstanding pursuant to the Securitization as of September 30, 2021.

On September 13, 2021, we redeemed $400 million of aggregate principal amount of 5.00% senior secured notes, that were scheduled to mature on June 1, 2026, at 102.50% of the aggregate principal, or $410 million.

As of September 30, 2021, we had combined aggregate principal of $2.0 billion from the following senior secured notes:

o	$700 million aggregate principal amount of 1.65% senior secured notes due in September, 2026 (“2026 Notes”) which were issued on September 13, 2021.

o	$800 million aggregate principal amount of 2.65% senior secured notes due in October, 2030 (“2030 Notes”) which were issued on September 21, 2020.
o	$500 million of aggregate principal amount of 2.65% senior secured notes due in January, 2032 (“2032 Notes”) which were issued on September 13, 2021.

On September 28, 2020, we redeemed the entire $700 million aggregate principal amount of our previously outstanding 4.75% senior secured notes, which were scheduled to mature in August, 2022, at 100% of the aggregate principal amount.

Interest on the 2026 Notes is payable on March 1st and September 1st until the maturity date of September 1, 2026.  Interest on the 2030 Notes payable on April 15th and October 15th, until the maturity date of October 15, 2030.  Interest on the 2032 Notes is payable on January 15th and July 15th until the maturity date of January 15, 2032.

The 2026 Notes, 2030 Notes and 2032 Notes (collectively “The Notes”) were offered only to qualified institutional buyers under Rule 144A and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Notes are guaranteed (the “Guarantees”) on a senior secured basis by all of our existing and future direct and indirect subsidiaries (the “Subsidiary Guarantors”) that guarantee our Credit Agreement, or other first lien obligations or any junior lien obligations.  The Notes and the Guarantees are secured by first-priority liens, subject to permitted liens, on certain of the Company’s and the Subsidiary Guarantors’ assets now owned or acquired in the future by the Company or the Subsidiary Guarantors (other than real property, accounts receivable sold pursuant to the Company’s Existing Receivables Facility (as defined in the Indenture pursuant to which The Notes were issued (the “Indenture”)), and certain other excluded assets). The Company’s obligations with respect to The Notes, the obligations of the Subsidiary Guarantors under the Guarantees, and the performance of all of the Company’s and the Subsidiary Guarantors’ other obligations under the Indenture, are secured equally and ratably with the Company’s and the Subsidiary Guarantors’ obligations under the Credit Agreement and The Notes by a perfected first-priority security interest, subject to permitted liens, in the collateral owned by the Company and its Subsidiary Guarantors, whether now owned or hereafter acquired. However, the liens on the collateral securing The Notes and the Guarantees will be released if: (i) The Notes have investment grade ratings; (ii) no default has occurred and is continuing, and; (iii) the liens on the collateral securing all first lien obligations (including the Credit Agreement and The Notes) and any junior lien obligations are released or the collateral under the Credit Agreement, any other first lien obligations and any junior lien obligations is released or no longer required to be pledged. The liens on any collateral securing The Notes and the Guarantees will also be released if the liens on that collateral securing the Credit Agreement, other first lien obligations and any junior lien obligations are released.

In connection with the issuance of The Notes, the Company, the Subsidiary Guarantors and the representatives of the several initial purchasers, entered into Registration Rights Agreements (the “Registration Rights Agreements”), whereby the Company and the Subsidiary Guarantors have agreed, at their expense, to use commercially reasonable best efforts to: (i) cause to be filed a registration statement enabling the holders to exchange The Notes and the Guarantees for registered senior secured notes issued by the Company and guaranteed by the then Subsidiary Guarantors under the Indenture (the “Exchange Securities”), containing terms identical to those of The Notes (except that the Exchange Securities will not be subject to restrictions on transfer or to any increase in annual interest rate for failure to comply with the Registration Rights Agreements); (ii) cause the registration statement to become effective; (iii) complete the exchange offer not later than 60 days after such effective date and in any event on or prior to a target registration date of March 21, 2023 in the case of the 2030 Notes and February 24, 2024 in the case of the 2026 and 2032 Notes, and; (iv) file a shelf registration statement for the resale of The Notes if the exchange offers cannot be effected within the time periods listed above. The interest rate on The Notes will increase and additional interest thereon will be payable if the Company does not comply with its obligations under the Registration Rights Agreements.

At September 30, 2021, the carrying value and fair value of our debt were each approximately $3.75 billion. At December 31, 2020, the carrying value and fair value of our debt were each approximately $3.9 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was approximately 37% at September 30, 2021 and 38% at December 31, 2020.

We expect to finance all capital expenditures and acquisitions and pay dividends and potentially repurchase shares of our common stock utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing revolving credit facility, which had $1.196 billion of available borrowing capacity as of September 30, 2021, or through refinancing the existing Credit Agreement; (ii) the issuance of other short-term and/or long-term debt, and/or; (iii) the issuance of equity. We believe that our operating cash flows, cash and cash equivalents, available commitments under existing agreements, as well as access to the capital markets, provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months. However, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2021, there have been no material changes in the off-balance sheet arrangements consisting of standby letters of credit and surety bonds.

As of September 30, 2021 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $169 million consisting of: (i) $159 million related to our self-insurance programs, and; (ii) $10 million of other debt and public utility guarantees.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended September 30, 2021. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.   Controls and Procedures

As of September 30, 2021, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

See Note 6-Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report for a description of our legal proceedings.  Such information is hereby incorporated by reference.

Item 1A.   Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2020 includes a listing of risk factors to be considered by investors in our securities. During the third quarter of 2021, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

As of September 30, 2021, we had an aggregate stock repurchase authorization of $3.7 billion which was approved by our Board of Directors in various increments since 2014, including an authorized $1.0 billion increase in our stock repurchase program on July 26, 2021.  Pursuant to the terms of this program, which had an aggregate available repurchase authorization of $790.5 million as of September 30, 2021, shares of our Class B Common Stock may be repurchased, from time to time as conditions allow, on the open market or in negotiated private transactions. There is no expiration date for our stock repurchase program.

During the second quarter of 2021, our Board of Directors approved a resumption of our stock repurchase program which had been suspended since April, 2020, as part of various COVID-19 initiatives. As reflected below, during the three-month period ended September 30, 2021, we have repurchased approximately 2.78 million shares at an aggregate cost of approximately $419.1 million (approximately $151.00 per share) pursuant to the terms of our stock repurchase program.  In addition, during the three-month period ended September 30, 2021, 9,001 shares were repurchased in connection with income tax withholding obligations resulting from stock-based compensation programs.

During the period of July 1, 2021 through September 30, 2021, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid for shares purchased as part of publicly announced program (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands)
July, 2021	$1,000,000,000	4,842	2,138	$0.01	—	—	—	—	$1,209,545
August, 2021	—	1,165,130	2,248	$0.01	1,164,082	$153.37	178,536	—	$1,031,009
September, 2021	—	1,615,024	1,426	$0.01	1,611,913	$149.21	240,514	—	$790,495
Total July through September, 2021	$1,000,000,000	2,784,996	5,812	$0.01	2,775,995	150.95	$419,050

Dividends

During the quarter ended September 30, 2021, we declared and paid dividends of $.20 per share.  Dividend equivalents are accrued on unvested restricted stock units and will be paid upon vesting of the restricted stock unit.

Item 6.   Exhibits

4.1

Indenture, dated as of August 24, 2021, by and among the Company, the Subsidiary Guarantors party thereto, U.S. Bank National Association, as Trustee, and JPMorgan Chase Bank, N.A., as collateral agent, previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 24, 2021, is incorporated herein by reference.

4.2

Additional Authorized Representative Joinder Agreement, dated as of August 24, 2021, among U.S. Bank National Association, as Trustee and Additional Authorized Representative, the Company, the Subsidiary Guarantors party thereto, and JPMorgan Chase Bank, N.A., as collateral agent and administrative agent, previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 24, 2021, is incorporated herein by reference.

4.3

Supplemental Indenture, dated as of August 24, 2021, among the Company, the Subsidiary Guarantors party thereto, U.S. Bank National Association (as successor to MUFG Union Bank, N.A.), as trustee, and JPMorgan Chase Bank, N.A., as collateral agent, to the indenture, dated as of September 21, 2020, governing the Existing 2030 Notes, previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated August 24, 2021, is incorporated herein by reference.

10.1

Registration Rights Agreement, dated as of August 24, 2021, by and among the Company, the Subsidiary Guarantors party thereto, and J.P. Morgan Securities LLC, BofA Securities, Inc., Goldman Sachs & Co. LLC and Truist Securities, Inc., as representatives of the several Initial Purchasers, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 24, 2021, is incorporated herein by reference.

10.2

Seventh Amendment to Credit Agreement, dated as of November 15, 2010 and amended and restated as of September 21, 2012, August 7, 2014, October 23, 2018, among the Company, the several banks and other financial institutions or entities from time to time parties thereto, Fifth Third Bank, National Association, Sumitomo Mitsui Banking Corporation, and Capital One, N.A., as co-documentation agents, BofA Securities, Inc., Truist Bank, Goldman Sachs Bank USA, Wells Fargo Bank, National Association, Mizuho Bank, Ltd. MUFG Bank Ltd., PNC Bank National Association, TD Bank, N.A. and U.S. Bank National Association, as co-syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent, including the amendment and restatement thereof, effective as of August 24, 2021, attached as Exhibit A thereto and referred to herein as the Credit Agreement, previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 24, 2021, is incorporated herein by reference.

10.3	Eighth Amendment, dated as of September 10, 2021, to the Credit Agreement.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document –the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: November 8, 2021	/s/ Marc D. Miller
Marc D. Miller,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton, Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)