Form 10-K
period 2021-12-31
UNIVERSAL HEALTH SERVICES INC
filed 2022-02-24
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of voting stock held by non-affiliates at June 30, 2021 was $10.8 billion. (For the purpose of this calculation, it was assumed that Class A, Class C, and Class D Common Stock, which are not traded but are convertible share-for-share into Class B Common Stock, have the same market value as Class B Common Stock. Also, for purposes of this calculation only, all directors are deemed to be affiliates.)

The number of shares of the registrant’s Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, and Class D Common Stock, $.01 par value, outstanding as of January 31, 2022, were 6,577,100; 67,552,047; 661,688 and 14,625, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for our 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021 (incorporated by reference under Part III).

UNIVERSAL HEALTH SERVICES, INC.

2021 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2021. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Annual Report.

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

As of February 24, 2022, we owned and/or operated 363 inpatient facilities and 40 outpatient and other facilities including the following located in 39 states, Washington, D.C., the United Kingdom and Puerto Rico:

Acute care facilities located in the U.S.:

•	28 inpatient acute care hospitals (including a newly constructed, 170-bed hospital located in Reno, Nevada, that is scheduled to be completed and opened during the first quarter of 2022);
•	19 free-standing emergency departments, and;
•	6 outpatient centers & 1 surgical hospital.

Behavioral health care facilities (335 inpatient facilities and 14 outpatient facilities):

Located in the U.S.:

•	187 inpatient behavioral health care facilities, and;
•	12 outpatient behavioral health care facilities.

Located in the U.K.:

•	145 inpatient behavioral health care facilities, and;
•	2 outpatient behavioral health care facilities.

Located in Puerto Rico:

•	3 inpatient behavioral health care facilities.

Net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 56% of our consolidated net revenues during 2021 and 55% during 2020. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 44% of our consolidated net revenues during 2021 and 45% during 2020.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $688 million in 2021 and $584 million in 2020. Total assets at our U.K. behavioral health care facilities were approximately $1.351 billion as of December 31, 2021 and $1.334 billion as of December 31, 2020.

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

Our website is located at http://www.uhsinc.com. Copies of our annual, quarterly and current reports that we file with the SEC, and any amendments to those reports, are available free of charge on our website. Our filings are also available to the public at the website maintained by the SEC, www.sec.gov. The information posted on our website is not incorporated into this Annual Report. Our Board of Directors’ committee charters (Audit Committee, Compensation Committee, Nominating & Governance Committee and Quality and Compliance Committee), Code of Business Conduct and Corporate Standards applicable to all employees, Code of Ethics for Senior Financial Officers, Corporate Governance Guidelines and our Code of Conduct, Corporate Compliance Manual and Compliance Policies and Procedures are available free of charge on our website. Copies of such reports and charters are available in print to any stockholder who makes a request. Such requests should be made to our Secretary at our King of Prussia, PA corporate headquarters. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers of any provision of our Code of Ethics for Senior Financial Officers by promptly posting this information on our website.

In accordance with Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, we submitted our CEO’s certification to the New York Stock Exchange in 2021. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report on

Form 10-K, are our CEO’s and CFO’s certifications regarding the quality of our public disclosures under Section 302 of the Sarbanes-Oxley Act of 2002.

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

We are involved in continual development activities for the benefit of our existing facilities. From time-to-time applications are filed with state health planning agencies to add new services in existing hospitals in states which require certificates of need, or CONs. Although we expect that some of these applications will result in the addition of new facilities or services to our operations, no assurances can be made for ultimate success by us in these efforts.

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

Self-Referral and Anti-Kickback Legislation

The Stark Law: The Social Security Act includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship, unless an exception is met. These types of referrals are known as “self-referrals.” Sanctions for violating the Stark Law include civil penalties up to $26,125 for each violation, and up to $174,172 for sham arrangements. There are a number of exceptions to the self-referral prohibition, including an exception for a physician’s ownership interest in an entire hospital as opposed to an ownership interest in a hospital department unit, service or subpart. However, federal laws and regulations now limit the ability of hospitals relying on this exception to expand aggregate physician ownership interest or to expand certain hospital facilities. This regulation also places a number of compliance requirements on physician-owned hospitals related to reporting of ownership interest. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements that adhere to certain enumerated requirements.  CMS issued a final rule in 2020 that created a new Stark exception for value-based models. Although the final regulations provide exceptions to the Stark Law, there may remain regulatory risks for participating hospitals, as well as financial and operational risks.

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

Although we believe that our arrangements with physicians and other referral sources have been structured to comply with current law and available interpretations, there can be no assurance that all arrangements comply with an available safe harbor or that regulatory authorities enforcing these laws will determine these financial arrangements do not violate the anti-kickback statute or other applicable laws. Violations of the anti-kickback statute may be punished by a criminal fine of up to $100,000 for each violation or imprisonment, however, under 18 U.S.C. Section 3571, this fine may be increased to $250,000 for individuals and $500,000 for organizations. Civil money penalties may include fines of up to $105,563 per violation and damages of up to three times the total amount of the remuneration and/or exclusion from participation in Medicare and Medicaid.

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

When a defendant is determined by a court of law to have violated the False Claims Act, the defendant may be liable for up to three times the actual damages sustained by the government, plus mandatory civil penalties of between $12,537 to $25,076 for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The Fraud Enforcement and Recovery Act of 2009 (“FERA”) amended and expanded the number of actions for which liability may attach under the False Claims Act, eliminating requirements that false claims be presented to federal officials or directly involve federal funds. FERA also clarifies that a false claim violation occurs upon the knowing retention, as well as the receipt, of overpayments. In addition, recent changes to the anti-kickback statute have made violations of that law punishable under the civil False Claims Act. Further, a number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit on behalf of the state in state court. The False Claims Act require that federal healthcare program overpayments be returned within 60 days from the date the overpayment was identified, or by the date any corresponding cost report was due, whichever is later. Failure to return an overpayment within this period may result in additional civil False Claims Act liability.

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

Human Capital Management

Employees and Medical Staff

As of December 31, 2021, we had approximately 89,400 total employees consisting of: (i) approximately 78,900 employees located in the U.S., of which approximately 57,800 were employed full-time, and; (ii) approximately 10,500 employees located in the U.K.  Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. In a number of our markets, physicians may have admitting privileges at other hospitals in addition to ours. Within our acute care division, approximately 340 physicians are employed by physician practice management subsidiaries of ours either directly or through contracts with affiliated group practices structured as 501A corporations. Members of the medical staffs of our hospitals also serve on the medical staffs of hospitals not owned by us and may terminate their affiliation with our hospitals at any time. In addition, within our behavioral health division, approximately 490 psychiatrists are employed by subsidiaries of ours either directly or through contracts with affiliated group practices structured as 501A corporations. Each of our hospitals is managed on a day-to-day basis by a managing director employed by a subsidiary of ours. In addition, a Board of Governors, including members of the hospital’s medical staff, governs the medical, professional and ethical practices at each hospital. We believe that our relations with our employees are satisfactory.

Labor Relations

Approximately 990 of our employees at five of our hospitals are unionized. At Valley Hospital Medical Center, housekeeping and dietary employees are represented by the Culinary Workers and Bartenders Union, engineers are represented by the International Union of Operating Engineers. At Desert Springs Hospital, engineers are represented by the International Union of Operating Engineers and registered nurses are represented by the Service Employees International Union (“SEIU”). At the Psychiatric Institute of Washington, clinical, clerical, support and maintenance employees are represented by the Communication Workers of America (AFL-CIO). At HRI Hospital, registered nurses, licensed practical nurses, certain technicians and some clerical employees are represented by the SEIU. At Brooke Glen Behavioral Hospital, unionized employees are represented by the Teamsters and the Northwestern Nurses Association/Pennsylvania Association of Staff Nurses and Allied Professionals.

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

Employee Assistance – The UHS Foundation

During 2021, the UHS Foundation, which was previously established to assist our employees that are significantly impacted by various events such as FEMA-qualified natural disasters and presidential-declared natural disasters, continued to provide financial support for UHS employees and their families who were significantly impacted by the COVID-19 pandemic.

During 2020, in response to the COVID 19 pandemic, the base salaries of all of our executive and non-executive officers, as well as certain other members of our senior management team, were reduced by various percentages.  In turn, we contributed the funds generated from these base salary reductions to the UHS Foundation. In addition, the UHS Foundation also received voluntary contributions from other employees and various other parties, including members of our Board of Directors.

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

In addition, we depend on the efforts, abilities, and experience of our medical support personnel, including our nurses, pharmacists and lab technicians and other health care professionals. We compete with other health care providers in recruiting and retaining qualified hospital management, nurses and other medical personnel. Our acute care and behavioral health care facilities are experiencing the effects of a nationwide staffing shortage, which has caused and may continue to cause an increase in salaries, wages and benefits expense in excess of the inflation rate. In addition, in some markets like California, there are requirements to maintain specified nurse-staffing levels. To the extent we cannot meet those levels, we may be required to limit the healthcare services provided in these markets which would have a corresponding adverse effect on our net operating revenues.

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

A key element of our growth strategy is expansion through the acquisition of additional hospitals in select markets. The competition to acquire hospitals is significant. We compete for acquisitions with other for-profit health care companies, private equity and venture capital firms, as well as not-for-profit entities. Some of our competitors have greater resources than we do. We intend to selectively seek opportunities to expand our base of operations by adhering to our disciplined program of rational growth, but may not be successful in accomplishing acquisitions on favorable terms.

Relationship with Universal Health Realty Income Trust

At December 31, 2021, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. The advisory agreement was renewed by the Trust for 2022 at the same rate as the prior three years, providing for an advisory computation at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $4.4 million during 2021, $4.1 million during 2020 and $4.0 million during 2019.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust was $6.2 million during 2021 and $1.1 million during each of 2020 and 2019, which are included in other income, net, on the accompanying consolidated statements of income for each year. We received dividends from the Trust amounting to $2.2 million during each of 2021 and 2020 and $2.1 million 2019.  Included in our share of the Trust’s income during 2021 was approximately $5.0 million related to our share of gains on various transactions recorded by the Trust, including an asset purchase and sale transaction between the Trust and UHS, as discussed below.

The carrying value of our investment in the Trust was $9.4 million and $5.4 million at December 31, 2021 and 2020, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $46.8 million at December 31, 2021 and $50.6 million at December 31, 2020, based on the closing price of the Trust’s stock on the respective dates.

The Trust commenced operations in 1986 by purchasing certain hospital properties from us and immediately leasing the properties back to our respective subsidiaries. Most of the leases were entered into at the time the Trust commenced operations and provided for initial terms of 13 to 15 years with up to six additional 5-year renewal terms. Each lease, at that time, also provided for additional or bonus rental, as discussed below. The base rents are paid monthly and the bonus rents are computed and paid on a quarterly basis, based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. The leases with those subsidiaries are unconditionally guaranteed by us and are cross-defaulted with one another.

On December 31, 2021 we entered into an asset purchase and sale agreement with the Trust, pursuant to the terms of which:

•

a wholly-owned subsidiary of ours purchased from the Trust, the real estate assets of the Inland Valley Campus of Southwest Healthcare System located in Wildomar, California, at its fair market value of $79.6 million.

•	two wholly-owned subsidiaries of ours transferred to the Trust, the real estate assets of the following properties:
o

Aiken Regional Medical Center (“Aiken”), located in Aiken, South Carolina (which includes a 211-bed acute care hospital and a 62-bed behavioral health facility), at its fair-market value of approximately $57.7 million, and;

o	Canyon Creek Behavioral Health (“Canyon Creek”), located in Temple, Texas, at its fair-market value of approximately $24.7 million.
•

in connection with this transaction, since the fair-market value of Aiken and Canyon Creek, which totaled approximately $82.4 million in the aggregate, exceeded the $79.6 million fair-market value of the Inland Valley Campus of Southwest Healthcare System, we received approximately $2.8 million in cash from the Trust.  This transaction generated a gain of approximately $68.4 million for the Trust, our share of which (approximately $4.0 million) is included in our consolidated statement of income for the year ended December 31, 2021.

Also on December 31, 2021, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases (with the Trust as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. Subject to the terms of the master lease, Aiken and Canyon Creek have the right to renew their leases, at the then current fair market rent (as defined in the master lease), for seven, five-year optional renewal terms. The aggregate annual rental during 2022 pursuant to the leases for these two facilities, amounts to approximately $5.6 million ($3.9 million related to Aiken and $1.7 million related to Canyon Creek). There is no bonus rental component applicable to either of these leases. Beginning on January 1, 2023, and thereafter on each January 1st through 2033, the annual rental will increase by 2.25% on a cumulative and compounded basis.

As a result of the purchase options within the lease agreements for Aiken and Canyon Creek, the asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP. We have accounted for the asset exchange and substitution transaction with the Trust as a financing arrangement and, since we did not derecognize the real property related to Aiken and Canyon Creek, we will continue to depreciate the assets. Our Consolidated Balance Sheet as of December 31, 2021 reflects a financial liability of $82.4 million, which is included in debt, for the fair value of real estate assets that we exchanged as part of the transaction. Our monthly lease payments payable to the Trust will be recorded to interest expense and the outstanding financial liability. The amount allocated to interest expense will be determined using our incremental borrowing rate and will be based on the outstanding financial liability.

Total aggregate rent expense under the operating leases on three hospital facilities with the Trust (McAllen Medical Center, Wellington Regional Medical Center and Inland Valley Campus of Southwest Healthcare System) was $17.7 million, $17.1 million and $16.4 million during 2021, 2020 and 2019, respectively.  Pursuant to the Master Leases by certain subsidiaries of ours and the Trust as described in the table below, dated 1986 and 2021 (“the Master Leases”) which govern the leases of McAllen Medical Center and Wellington Regional Medical Center (each of which is governed by the Master Lease dated 1986), and Aiken Regional Medical Center and Canyon Creek Behavioral Health (each of which is governed by the Master Lease dated 2021), we have the option to renew the leases at the lease terms described above and below by providing notice to the Trust at least 90 days prior to the termination of the then current term. We also have the right to purchase the respective leased hospitals at their appraised fair market value upon any of the following: (i) at the end of the lease terms or any renewal terms; (ii) upon one month’s notice should a change of control of the Trust occur, or; (iii) within the time period as specified in the lease in the event that we provide notice to the Trust of our intent to offer a substitution property/properties in exchange for one (or more) of the hospital properties leased from the Trust should we be unable to reach an agreement with the Trust on the properties to be substituted.  In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

 In addition, we are the managing, majority member in a joint venture with an unrelated third-party that operates Clive Behavioral Health, a 100-bed behavioral health care facility located in Clive, Iowa. The real property of this newly constructed facility, which was completed and opened in late, 2020, is also leased from the Trust (annual rental of approximately $2.5 million during 2021) pursuant to the lease terms as provided in the table below. In connection with the lease on this facility, the joint venture has the right to purchase the leased facility from the Trust at its appraised fair market value upon either of the following: (i) by providing notice at least 270 days prior to the end of the lease terms or any renewal terms, or; (ii) upon 30 days’ notice anytime within 12 months of a change of control of the Trust (UHS also has this right should the joint venture decline to exercise its purchase right). Additionally, the joint venture has rights of first offer to purchase the facility prior to any third-party sale.

The table below provides certain details for each of the hospitals leased from the Trust as of January 1, 2022:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2026	5	(a)
Wellington Regional Medical Center	$6,319,000	December, 2026	5	(b)
Aiken Regional Medical Center/Aurora Pavilion Behavioral Health Services	$3,895,000	December, 2033	35	(c)
Canyon Creek Behavioral Health	$1,670,000	December, 2033	35	(c)
Clive Behavioral Health Hospital	$2,628,000	December, 2040	50	(d)
(a)	We have one 5-year renewal option at existing lease rates (through 2031).
(b)

We have one 5-year renewal option at fair market value lease rates (through 2031).  Upon the December 31, 2021 expiration of the lease on Wellington Regional Medical Center, a wholly-owned subsidiary of ours exercised its fair market value renewal option and renewed the lease for a 5-year term scheduled to expire on December 31, 2026.  Effective January 1, 2022, the annual fair market value lease rate for this hospital is $6.3 million (there is no longer a bonus rental component of the lease payment). Beginning on January 1, 2023, and thereafter on each January 1st through 2026, the annual rent will increase by 2.50% on a cumulative and compounded basis.

(c)	We have seven 5-year renewal options at fair market value lease rates (2034 through 2068).
(d)

This facility is operated by a joint venture in which we are the managing, majority member and an unrelated third-party holds a minority ownership interest. The joint venture has three, 10-year renewal options at computed lease rates as stipulated in the lease (2041 through 2070) and two additional, 10-year renewal options at fair market values lease rates (2071 through 2090).

Beginning in January, 2022, and thereafter in each January through 2040 (and potentially through 2070 if three, 10-year renewal options are exercised), the annual rental will increase by 2.75% on a cumulative and compounded basis.

 In addition, certain of our subsidiaries are tenants in several medical office buildings (“MOBs”) and two free-standing emergency departments owned by the Trust or by limited liability companies in which the Trust holds 95% to 100% of the ownership interest.

In January, 2022, the Trust commenced construction on a new 86,000 rentable square feet multi-tenant MOB that is located on the campus of Northern Nevada Sierra Medical Center in Reno, Nevada.  Northern Nevada Sierra Medical Center, which is currently under construction and will be owned and operated by a wholly-owned subsidiary of ours, is a 170-bed acute care hospital that is scheduled to be completed and opened in the Spring of 2022. In connection with this MOB, a ground lease and a master flex lease was executed between a wholly-owned subsidiary of ours and the Trust, pursuant to the terms of which our subsidiary will master lease approximately 68% of the rentable square feet of the MOB at an initial minimum rent of $1.3 million annually.  The master flex lease could be reduced during the term if certain conditions are met.

Executive Officers of the Registrant

The executive officers, whose terms will expire at such time as their successors are elected, are as follows:

Name and Age	Present Position with the Company
Marc D. Miller (51)	Chief Executive Officer, President and Director
Alan B. Miller (84)	Executive Chairman of the Board
Steve G. Filton (64)	Executive Vice President, Chief Financial Officer and Secretary
Marvin G. Pember (68)	Executive Vice President, President of Acute Care Division
Matthew J. Peterson (52)	Executive Vice President, President of Behavioral Health Division

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

Mr. Peterson’s employment with us commenced in September, 2019 as Executive Vice President and President of our Behavioral Health Division.  He was formerly employed at UnitedHealth Group for 11 years serving in various capacities including Chief Operating Officer for OptumGovernment, a health services and technology company, as well as various other Senior Vice President/Vice President roles.  In addition to his civilian business career, Mr. Peterson has served for nearly 32 years as a member of the United States Military, currently as a Colonel and healthcare executive/global health in the Air National Guard.

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

Texas: We own 7 inpatient acute care hospitals and 22 inpatient behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 16% of our consolidated net revenues during each of 2021 and 2020.  On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 11% in 2021 and 13% in 2020, of our income from operations after net income attributable to noncontrolling interest.

Nevada: We own 9 inpatient acute care hospitals and 3 inpatient behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 17% of our consolidated net revenues during each of 2021 and 2020.  On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 22% in 2021 and 17% in 2020, of our income from operations after net income attributable to noncontrolling interest. Effective January, 2020, United/Sierra Healthcare in Las Vegas, entered into an agreement with a competitor health system that was previously excluded from their contractual network in the area. As a result, we believe that our 6 acute care hospitals in the Las Vegas, Nevada market, will likely experience a decline in patient volumes.  However, we have entered into an amended agreement with United/Sierra Healthcare related to our hospitals in the Las Vegas market that provided for various rate increases that began in January, 2020. Although we estimate that the unfavorable impact of the projected declines in patient volumes should be largely offset by the favorable impact of the increased rates, we can provide no assurance that these developments on the Las Vegas market, will not have a material adverse impact on our future results of operations.

California: We own 5 inpatient acute care hospitals and 8 inpatient behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 11% of our consolidated net revenues during each of 2021 and 2020. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 20% during each of 2021 and 2020, of our income from operations after net income attributable to noncontrolling interest.

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

We receive annual Medicaid revenues of approximately $100 million, or greater, from each of Texas, California, Nevada, Illinois, Pennsylvania, Washington, D.C., Kentucky, Florida and Massachusetts.  We also receive Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states.

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

In recent years, the number of quality measures that hospitals are required to report publicly has increased. Centers for Medicare and Medicaid Services (“CMS”) publishes performance data related to quality measures and data on patient satisfaction surveys that hospitals submit in connection with the Medicare program. Federal law provides for the future expansion of the number of quality measures that must be reported. Additionally, the Legislation requires all hospitals to annually establish, update and make public a list of their standard charges for products and services. Also, the No Surprises Act, adopted as part of the Consolidated Appropriations Act, 2021 (“CAA”), creates additional price transparency requirements beginning January 1, 2022, including requiring providers to send health plans of insured patients and uninsured patients a good faith estimate of the expected charges and diagnostic codes prior to the scheduled date of the service or item. If any of our hospitals achieve poor results on the quality measures or patient satisfaction surveys (or results that are lower than our competitors) or if our standard charges are higher than our competitors, our patient volume could decline because patients may elect to use competing hospitals or other health care providers that have better metrics and pricing. This circumstance could harm our business and results of operations.

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

The nationwide shortage of nurses and other clinical staff and support personnel has been a significant operating issue facing us and other healthcare providers. In particular, like others in the healthcare industry, we continue to experience a shortage of nurses and other clinical staff and support personnel at our acute care and behavioral health care hospitals in many geographic areas, which shortage has been exacerbated by the COVID‑19 pandemic. We are treating patients with COVID‑19 in our facilities and, in some areas, the increased demand for care is putting a strain on our resources and staff, which has required us to utilize higher‑cost temporary labor and pay premiums above standard compensation for essential workers. The length and extent of the disruptions caused by the COVID‑19 pandemic are currently unknown; however, we expect such disruptions to continue into 2022 and potentially throughout the duration of the pandemic and beyond. This staffing shortage may require us to further enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel or require us to hire expensive temporary personnel. To the extent we cannot maintain sufficient staffing levels at our hospitals, we may be required to limit the acute and behavioral health care services provided at certain of our hospitals which would have a corresponding adverse effect on our net revenues. In addition, in some markets like California, there are requirements to maintain specified nurse-staffing levels which could adversely affect our net revenues to the extent we cannot meet those levels.

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

The expertise and efforts of our senior executives and key members of our local hospital management personnel are critical to the success of our business. The loss of the services of one or more of our senior executives or of a significant portion of our local hospital management personnel could significantly undermine our management expertise and our ability to provide efficient, quality healthcare services at our facilities, which could harm our business. Effective January 1, 2021, Mr. Alan B. Miller, our Founder, Chairman and Chief Executive Officer has stepped down as Chief Executive Officer and Mr. Marc D. Miller, our former President, was appointed and has been serving as our Chief Executive Officer. Mr. Alan B. Miller continues to serve in his current role as Executive Chairman of our Board of Directors in addition to retaining certain other management responsibilities within our Company.

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

Despite these measures, there have been waves of escalated COVID-19 cases at various times, including the fourth quarter of 2020 and into the first quarter of 2021, as well as the fourth quarter of 2021 and into the first quarter of 2022, in many states in the U.S., including many states in which we operate hospitals. Since the first quarter of 2021, COVID-19 vaccinations have begun to be administered. Since that time, through the second quarter of 2021, we had generally experienced a decline in COVID-19 patients as well as a corresponding recovery in non-COVID-19 patient activity.  However, during the third quarter of 2021, our facilities generally experienced an increase in COVID-19 patients resulting primarily from the Delta variant. Also, since late in 2021, the newly discovered and highly transmissible Omicron variant has resulted in an increase in COVID-19 infections. Since the third quarter of 2021, booster doses for COVID-19 vaccination have begun to be administered, and while we expect the administration of booster doses to assist in easing the number of COVID-19 patients, the pace at which this is likely to occur is difficult to predict.

The COVID-19 pandemic has led to a constrained supply environment which could result in higher cost to procure, and potential unavailability of, critical personal protection equipment, pharmaceuticals and medical supplies. Should a supply disruption result in the inability to obtain especially high margin drugs and compound components necessary for patient care, our consolidated financial statements could be negatively impacted.

In addition, CMS issued an Interim Final Rule (“IFR”) effective November 5, 2021 mandating COVID-19 vaccinations for all applicable staff at all Medicare and Medicaid certified facilities. Under the IFR, facilities covered by this regulation must establish a policy ensuring all eligible staff have received the first dose of a two-dose COVID-19 vaccine or a one-dose COVID-19 vaccine prior to providing any care, treatment, or other services by December 5, 2021. All eligible staff must have received the necessary shots to be fully vaccinated – either two doses of Pfizer or Moderna or one dose of Johnson & Johnson – by January 4, 2022. The regulation also provides for exemptions based on recognized medical conditions or religious beliefs, observances, or practices. Under the IFR, facilities must develop a similar process or plan for permitting exemptions in alignment with federal law. If facilities fail to comply with the IFR by the deadlines established, they are subject to potential termination from the Medicare and Medicaid program for non-compliance.  In addition, the Occupational Safety and Health Administration also issued an Emergency Temporary Standard (“ETS”) requiring all businesses with 100 or more employees to be vaccinated by January 4, 2022.  Pursuant to the ETS, those employees not vaccinated by that date will need to show a negative COVID-19 test weekly and wear a face mask in the workplace.  Legal challenges to these rules ensued, and the U.S. Supreme Court has upheld a stay of the ETS requirements but permitted the IFR vaccination requirements to go into effect pending additional litigation.  CMS has indicated that hospitals in states not involved in the Supreme Court litigation are expected to be in compliance with IFR vaccination requirements consistent with the dates referenced above.  Hospitals in states that were involved in the Supreme Court litigation must now come into compliance with first dose requirements by February 13, 2022 and second dose requirements by March 15, 2022. Hospitals in Texas must come into compliance with the first dose requirements by February 19, 2022 and the second dose requirements by March 21, 2022, due to the recent termination of separate litigation there. We cannot predict at this time the potential viability or impact of any such additional litigation. Implementation of these rules could have an impact on staffing at our facilities for those employees that are not vaccinated in accordance with IFR and ETS requirements, and associated loss of revenues and increased costs resulting from staffing issues could have a material adverse effect on our financial results.

The extent to which the COVID-19 pandemic and measures taken in response thereto impact our business, results of operations and financial condition will depend on numerous factors and future developments, most of which are beyond our control or ability to predict. The ultimate impact of the COVID-19 pandemic, including the future volumes and severity of COVID-19 patients caused by new variants of the virus, as well as related pressures on staffing and wage rates and the strained supply environment, is highly uncertain and subject to change. We are not able to fully quantify the impact that these factors will have on our future financial results, but expect developments related to the COVID-19 pandemic to materially affect our financial performance in 2022. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts on our financial condition and our results of operations as a result of its macroeconomic impact, including any recession that has occurred or may occur in the future.

Despite these measures, there have been waves of escalated COVID-19 cases at various times, including the third and fourth quarters of 2021 and continuing into the first quarter of 2022, in many states in the U.S., including many states in which we operate hospitals. Recently, COVID-19 vaccinations have begun to be administered and while we expect the administration of vaccines will assist in easing the number of COVID-19 patients, the pace at which this is likely to occur is very difficult to predict. The extent to which the COVID-19 pandemic and measures taken in response thereto impact our business, results of operations and financial condition will depend on numerous factors and future developments, most of which are beyond our control or ability to predict. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We are not able to fully quantify the impact that these factors will have on our future financial results, but expect developments related to the COVID-19 pandemic to materially affect our financial performance in 2022. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts on our financial condition and our results of operations as a result of its macroeconomic impact, including any recession that has occurred or may occur in the future.

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

The Budget Control Act of 2011 (the “Budget Control Act”) mandated significant reductions in federal spending for fiscal years 2012-2021, including a reduction of 2% on all Medicare payments during this period. Subsequent legislation enacted by Congress eliminated the 2% reduction through 2021 but extended these reductions through 2030 in exchange. The most recent legislation extended the payment reduction suspension through March 31, 2022, with a 1% payment reduction from then until June 30, 2022 and the full 2% payment reduction thereafter. Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Sources of Revenue-Medicare, for additional disclosure.

Beginning in 2024 and continuing through 2027, the Medicaid disproportionate share hospital (“DSH”) allotment to the states from federal funds will be reduced. Such reductions have been delayed several times, most recently under the CAA, which further delays the DSH reductions through 2024. During the reduction period, state Medicaid DSH allotments from federal funds will be reduced by $8 billion annually. Reductions are imposed on states based on percentage of uninsured individuals, Medicaid utilization and uncompensated care.

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

A 2012 U.S. Supreme Court ruling limited the federal government’s ability to expand health insurance coverage by holding unconstitutional sections of the Legislation that sought to withdraw federal funding for state noncompliance with certain Medicaid coverage requirements. Pursuant to that decision, the federal government may not penalize states that choose not to participate in the Medicaid expansion program by reducing their existing Medicaid funding. Therefore, states can choose to accept or not to participate without risking the loss of federal Medicaid funding. As a result, many states, including Texas, have not expanded their Medicaid programs without the threat of loss of federal funding. CMS had granted section 1115 demonstration waivers providing for work and community engagement requirements for certain Medicaid eligible individuals. However, most recently, the Biden Administration has expressed disfavor with Medicaid program work requirements, with the understanding that such requirements pose a substantial risk that many potential demonstration beneficiaries would be prevented from initially enrolling in coverage or that the requirements would lead to a sizable number of eligibility suspensions and eventual disenrollments among beneficiaries who are initially able to enroll. Accordingly, CMS has recently revoked certain State Medicaid program approvals including work requirements.

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

While attempts to repeal the entirety of the Legislation have not been successful to date, a key provision of the Legislation was repealed as part of the Tax Cuts and Jobs Act and on December 14, 2018, a Texas Federal District Court Judge declared the Legislation unconstitutional, reasoning that the individual mandate tax penalty was essential to and not severable from the remainder of the Legislation. The case was appealed to the U.S. Court of Appeals for the Fifth Circuit and on December 18, 2019, a three-judge panel declared the Legislation’s individual mandate unconstitutional and remanded the case back to the Texas Federal District Court to determine which of the Legislation’s provisions should be stricken with the mandate or whether the entire law is unconstitutional without the individual mandate. The U.S. Supreme Court heard appeals and ultimately held in California v. Texas that the plaintiffs lacked standing to challenge the Legislation’s requirement to obtain minimum essential health insurance coverage, or the individual mandate.  The Court dismissed the case without specifically ruling on the constitutionality of the Legislation. As a result, the Legislation will continue to remain law, in its entirety, likely for the foreseeable future. While the results of the 2020 elections potentially reduce the risk of the Legislation being eliminated in whole or in part, the continued uncertainties regarding implementation of the Legislation create unpredictability for the strategic and business planning efforts of health care providers, which in itself constitutes a risk.

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

As part of the CAA, Congress passed legislation aimed at preventing or limiting patient balance billing in certain circumstances. The CAA addresses surprise medical bills stemming from emergency services, out-of-network ancillary providers at in-network facilities, and air ambulance carriers. The legislation prohibits surprise billing when out-of-network emergency services or out-of-network services at an in-network facility are provided, unless informed consent is received. In these circumstances providers are prohibited from billing the patient for any amounts that exceed in-network cost-sharing requirements. On July 13, 2021, HHS, the Department of Labor and the Department of the Treasury issued an interim final rule, which begins to implement this legislation. The rule would limit our ability to receive payment for services at usually higher out-of-network rates in certain circumstances and prohibit out-of-network payments in other circumstances.

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

We and our subsidiaries are subject to pending legal actions, governmental investigations and regulatory actions (see Note 8 to the Consolidated Financial Statements - Commitments and Contingencies, as included this Form 10-K). We may become subject to additional medical malpractice lawsuits, product liability lawsuits, class action lawsuits and other legal actions in the ordinary course of business.

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

In September, 2020, we had experienced an information technology security incident which led us to suspend user access to our information technology applications related to operations located in the United States. While our information technology applications were offline, patient care was delivered safely and effectively at our facilities across the country utilizing established back-up processes, including offline documentation methods. We have investigated the nature and potential impact of the security incident and engaged third-party information technology and forensic vendors to assist. No evidence of unauthorized access, copying or misuse of any patient or employee data has been identified to date. Promptly after the incident, our information technology applications were restored at our acute care and behavioral health hospitals, as well as at the corporate level, thereby re-establishing connections to all major systems and applications, including electronic medical records, laboratory and pharmacy systems and our hospitals resumed normal operations.

Risks Related to the Market Conditions and Liquidity

Our revenues and volume trends may be adversely affected by certain factors over which we have no control.

Our revenues and volume trends are dependent on many factors, including physicians’ clinical decisions and availability, payer programs shifting to a more outpatient-based environment, whether or not certain services are offered, seasonal and severe weather conditions, including the effects of extreme low temperatures, hurricanes and tornados, earthquakes, climate change, current local economic and demographic changes. We have a high concentration of facilities in various geographic areas, including states that have a potentially higher risk of experiencing events such as severe weather conditions and earthquakes. Given the location of our facilities, we are particularly susceptible to revenue loss, cost increase, or damage caused by severe weather conditions or natural disasters such as hurricanes, wildfires, earthquakes, or tornados. Any significant loss due to a natural disaster may not be covered by insurance and may lead to an increase in the cost of insurance or unavailability on acceptable terms. Climate change may also have effects on our business by increasing the cost of property insurance or making coverage unavailable on acceptable terms. To the extent that significant changes in the climate occur in areas where our facilities are located, we may experience increased frequency of severe weather conditions or natural disasters or other changes to weather patterns, all of which may result in physical damage to or a decrease in demand for properties affected by these conditions. Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition, revenues, results of operations, or cash flow may be adversely affected. In addition, government regulation intended to mitigate the impact of climate change, severe weather patterns, or natural disasters could result in additional required capital expenditures to comply with such regulation without a corresponding increase in our revenues. In addition, technological developments and pharmaceutical improvements may reduce the demand for healthcare services or the profitability of the services we offer.  Further, the Medicare program’s three-year phase out and eventual elimination of the Inpatient Only List, a list of surgeries and procedures that are only covered by Medicare when provided in an inpatient setting, may reduce inpatient volumes.

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

In addition, as of December 31, 2021, we had approximately $4.0 billion of goodwill recorded on our consolidated balance sheet. Should the revenues and financial results of our acute care and/or behavioral health care facilities be materially, unfavorably impacted due to, among other things, a worsening of the economic and employment conditions in the United States that could negatively impact our patient volumes and reimbursement rates, a continued rise in the unemployment rate and increases in the number of uninsured patients treated at our facilities, we may incur future charges to recognize impairment in the carrying value of our goodwill and other intangible assets, which could have a material adverse effect on our financial results.

Legal uncertainty or a worsening of the economic conditions in the United Kingdom could materially affect our business and future results of operations.

On June 23, 2016, the United Kingdom affirmatively voted in a non-binding referendum in favor of the exit of the United Kingdom from the European Union (“Brexit”) and it was approved by vote of the British legislature. On March 29, 2017, the United Kingdom triggered Article 50 of the Lisbon Treaty, formally starting negotiations regarding its exit from the European Union. On January 31, 2020, the United Kingdom formally exited the European Union. On December 24, 2020, the United Kingdom and the European Union reached a post-Brexit trade and cooperation agreement that created new business and security requirements and preserved the United Kingdom’s tariff- and quota-free access to the European Union member states.  The trade and cooperation agreement was provisionally applied as of January 1, 2021 and entered into force on May 1, 2021, following ratification by the European Union.

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

The phase-out of LIBOR on January 1, 2022 and June 30, 2023.

In 2017, the U.K. Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to phase out LIBOR and stop compelling banks to submit rates for its calculation.   In 2021, the FCA further announced that effective January 1, 2022, the one week and two-month USD LIBOR tenors are no longer being published, and all other USD LIBOR tenors will cease to be published after June 30, 2023.

The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to USD-LIBOR in derivatives and other financial contracts.  We are not able to predict how the markets will respond to SOFR or any other alternative reference rate as the transition away from LIBOR continues in the coming years.  Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR.  If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

At December 31, 2021, we had contracts that are indexed to LIBOR, such as our unsecured revolving credit facility and interest rate derivatives. We are monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.  Our unsecured revolving credit facility contains provisions specifying alternative interest rate calculations to be employed when LIBOR ceases to be available as a benchmark.

We currently expect the LIBOR-indexed rates included in our debt agreements to be available until June 30, 2023. We anticipate managing the transition to a preferred alternative rate using the language set out in our agreements, however, future market conditions may not allow immediate implementation of desired modifications and we may incur significant associated costs in doing so. We will continue to monitor and evaluate the potential impact on our debt payments and value of our related debt, however, we are not able to predict when LIBOR-indexed rates (other than one week and two-month tenors which are not included in our debt agreements and are no longer being published) will cease to be available.

Risks Related to Our Common Stock

The number of outstanding shares of our Class B Common Stock is subject to potential increases or decreases.

At December 31, 2021, 20.0 million shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock. To the extent that these shares were converted into or exercised for shares of Class B Common Stock, the number of shares of Class B Common Stock available for trading in the public market place would increase substantially and the current holders of Class B Common Stock would own a smaller percentage of that class.

In addition, from time-to-time our Board of Directors approve stock repurchase programs authorizing us to purchase shares of our Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. Such repurchases decrease the number of outstanding shares of our Class B Common Stock. In April, 2021, our Board of Directors approved a resumption to our stock repurchase program which had been suspended in April, 2020, as part of various COVID-19 initiatives. During 2021, in conjunction with our stock repurchase program, we repurchased approximately 8.4 million shares at an aggregate cost of approximately $1.20 billion.  As of December 31, 2021, we had an aggregate available repurchase authorization of approximately $358 million pursuant to this program.

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

As of March 25, 2021, the shares of Class A and Class C Common Stock constituted 8.5% of the aggregate outstanding shares of our Common Stock, had the right to elect five members of the Board of Directors and constituted 88.0% of our general voting power as of that date. As of March 25, 2021, the shares of Class B and Class D Common Stock (excluding shares issuable upon exercise of options) constituted 91.5% of the outstanding shares of our Common Stock, had the right to elect two members of the Board of Directors and constituted 12.0% of our general voting power as of that date.

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

Executive and Administrative Offices and Commercial Health Insurer

We own various office buildings in King of Prussia and Wayne, Pennsylvania, Brentwood, Tennessee, Denton, Texas and Reno, Nevada.

Facilities

The following tables set forth the name, location, type of facility and, for acute care hospitals and behavioral health care facilities, the number of licensed beds:

Acute Care Hospitals

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Aiken Regional Medical Centers (2)	Aiken, South Carolina	211	Leased
Aurora Pavilion Behavioral Health Services (2)	Aiken, South Carolina	62	Leased
Centennial Hills Hospital Medical Center	Las Vegas, Nevada	339	Owned
ER at Valley Vista	Las Vegas, Nevada	—	Owned
Corona Regional Medical Center	Corona, California	238	Owned
Desert Springs Hospital Medical Center	Las Vegas, Nevada	282	Owned
Desert View Hospital	Pahrump, Nevada	25	Owned
Doctors Hospital of Laredo (7)	Laredo, Texas	183	Owned
Doctors Hospital Emergency Room Saunders	Laredo, Texas	—	Owned
Doctors Hospital Emergency Room South	Laredo, Texas	—	Leased
Fort Duncan Regional Medical Center	Eagle Pass, Texas	101	Owned
The George Washington University Hospital (1)	Washington, D.C.	395	Leased
Henderson Hospital	Henderson, Nevada	239	Owned
ER at Green Valley Ranch	Henderson, Nevada	—	Owned
Lakewood Ranch Medical Center	Bradenton, Florida	120	Owned
ER at Fruitville	Sarasota, Florida	—	Owned
Manatee Memorial Hospital	Bradenton, Florida	295	Owned
Northern Nevada Medical Center	Sparks, Nevada	219	Owned
ER at McCarran NW	Reno, Nevada	—	Owned
Northern Nevada Sierra Medical Center (15)	Reno, Nevada	170	Owned
Northwest Texas Healthcare System	Amarillo, Texas	405	Owned
Northwest Texas Healthcare System Behavioral Health	Amarillo, Texas	90	Owned
Northwest Emergency at Town Square	Amarillo, Texas	—	Owned
Northwest Emergency on Georgia	Amarillo, Texas	—	Owned
Palmdale Regional Medical Center	Palmdale, California	184	Owned
South Texas Health System (3)
Edinburg Regional Medical Center/Children’s Hospital (3)	Edinburg, Texas	235	Owned
South Texas Health System Behavioral (3)	McAllen, Texas	134	Owned
South Texas Health System Heart (3)	McAllen, Texas	60	Owned
South Texas Health System McAllen (2) (3)	McAllen, Texas	431	Leased
South Texas Health System ER Alamo (3)	Alamo, Texas	—	Owned
South Texas Health System ER McColl (3)	Edinburg, Texas	—	Owned
South Texas Health System ER Mission (2) (3)	Mission, Texas	—	Leased
South Texas Health System ER Monte Cristo (3)	Edinburg, Texas	—	Owned
South Texas Health System ER Ware Road (3)	McAllen, Texas	—	Owned
South Texas Health System ER Weslaco (2) (3)	Weslaco, Texas	—	Leased
Southwest Healthcare System
Inland Valley Medical Center Campus	Wildomar, California	120	Owned
Rancho Springs Medical Center Campus	Murrieta, California	120	Owned
Spring Valley Hospital Medical Center	Las Vegas, Nevada	364	Owned
ER at Blue Diamond	Las Vegas, Nevada	—	Owned
Valley Health Specialty Hospital	Las Vegas, Nevada	66	Owned
St. Mary’s Regional Medical Center	Enid, Oklahoma	229	Owned
Summerlin Hospital Medical Center	Las Vegas, Nevada	485	Owned
Temecula Valley Hospital	Temecula, California	140	Owned
Texoma Medical Center	Denison, Texas	354	Owned
TMC Behavioral Health Center	Denison, Texas	60	Owned

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
ER at Anna	Anna, Texas	—	Owned
ER at Sherman	Sherman, Texas	—	Owned
Valley Hospital Medical Center	Las Vegas, Nevada	328	Owned
Elite Medical Center	Las Vegas, Nevada	—	Owned
Wellington Regional Medical Center (2)	West Palm Beach, Florida	235	Leased
ER at Westlake	West Palm Beach, Florida	—	Leased

Inpatient Behavioral Health Care Facilities

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Alabama Clinical Schools	Birmingham, Alabama	80	Owned
Alliance Health Center	Meridian, Mississippi	214	Owned
Anchor Hospital	Atlanta, Georgia	122	Owned
Arbour Hospital	Boston, Massachusetts	136	Owned
Arrowhead Behavioral Health	Maumee, Ohio	48	Owned
Austin Lakes Hospital	Austin, Texas	58	Leased
Austin Oaks Hospitals	Austin, Texas	80	Owned
Beaumont Behavioral Health (13)	Dearborn, Michigan	32	Leased
Behavioral Hospital of Bellaire	Houston, Texas	124	Leased
Belmont Pines Hospital	Youngstown, Ohio	121	Owned
Benchmark Behavioral Health Systems	Woods Cross, Utah	94	Owned
BHC Alhambra Hospital	Rosemead, California	115	Owned
Black Bear Lodge	Sautee, Georgia	115	Owned
Bloomington Meadows Hospital	Bloomington, Indiana	78	Owned
Boulder Creek Academy	Bonners Ferry, Idaho	105	Owned
Brentwood Behavioral Healthcare	Flowood, Mississippi	121	Owned
Brentwood Hospital	Shreveport, Louisiana	260	Owned
The Bridgeway	North Little Rock, Arkansas	127	Owned
The Brook Hospital—Dupont	Louisville, Kentucky	88	Owned
The Brook Hospital—KMI	Louisville, Kentucky	110	Owned
Brooke Glen Behavioral Hospital	Fort Washington, Pennsylvania	146	Owned
Brynn Marr Hospital	Jacksonville, North Carolina	102	Owned
Calvary Center	Phoenix, Arizona	68	Owned
Canyon Creek Behavioral Health (2)	Temple, Texas	102	Leased
Canyon Ridge Hospital	Chino, California	157	Owned
The Carolina Center for Behavioral Health	Greer, South Carolina	156	Owned
Cedar Creek Hospital	St. Johns, Michigan	54	Owned
Cedar Grove Residential Treatment Center	Murfreesboro, Tennessee	40	Owned
Cedar Hills Hospital (8)	Beaverton, Oregon	98	Owned
Cedar Ridge Behavioral Hospital	Oklahoma City, Oklahoma	60	Owned
Cedar Ridge Residential Treatment Center	Oklahoma City, Oklahoma	56	Owned
Cedar Ridge Bethany	Bethany, Oklahoma	56	Owned
Cedar Springs Hospital	Colorado Springs, Colorado	110	Owned
Centennial Peaks Hospital	Louisville, Colorado	104	Owned
Center for Change	Orem, Utah	58	Owned
Central Florida Behavioral Hospital	Orlando, Florida	174	Owned
Chris Kyle Patriots Hospital	Anchorage, Alaska	36	Owned
Clarion Psychiatric Center	Clarion, Pennsylvania	112	Owned
Clive Behavioral Health (2) (12)	Clive, Iowa	100	Leased
Coastal Behavioral Health	Savannah, Georgia	50	Owned

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Coastal Harbor Treatment Center	Savannah, Georgia	141	Owned
Columbus Behavioral Center for Children and Adolescents	Columbus, Indiana	57	Owned
Compass Intervention Center	Memphis, Tennessee	108	Owned
Copper Hills Youth Center	West Jordan, Utah	197	Owned
Coral Shores Behavioral Health	Stuart, Florida	80	Owned
Cumberland Hall Hospital	Hopkinsville, Kentucky	97	Owned
Cumberland Hospital for Children and Adolescents	New Kent, Virginia	110	Owned
Cypress Creek Hospital	Houston, Texas	128	Owned
DeBarr Residential Treatment Center	Anchorage, Alaska	30	Owned
Del Amo Behavioral Health System	Torrance, California	166	Owned
Diamond Grove Center	Louisville, Mississippi	55	Owned
Dover Behavioral Health System	Dover, Delaware	104	Owned
El Paso Behavioral Health System	El Paso, Texas	166	Owned
Emerald Coast Behavioral Hospital	Panama City, Florida	86	Owned
Fairmount Behavioral Health System	Philadelphia, Pennsylvania	239	Owned
Fairfax
Fairfax Behavioral Health	Kirkland, Washington	157	Owned
Fairfax Behavioral Health—Everett	Everett, Washington	30	Leased
Fairfax Behavioral Health—Monroe	Monroe, Washington	34	Leased
Forest View Hospital	Grand Rapids, Michigan	108	Owned
Fort Lauderdale Behavioral Health Center	Fort Lauderdale, Florida	182	Owned
Foundations Behavioral Health	Doylestown, Pennsylvania	122	Leased
Foundations for Living	Mansfield, Ohio	84	Owned
Fox Run Center	St. Clairsville, Ohio	100	Owned
Fremont Hospital	Fremont, California	148	Owned
Friends Hospital	Philadelphia, Pennsylvania	219	Owned
Fuller Hospital	South Attleboro, Massachusetts	102	Owned
Garfield Park Behavioral Hospital	Chicago, Illinois	88	Owned
Glen Oaks Hospital	Greenville, Texas	54	Owned
Granite Hills Hospital	West Allis, Wisconsin	120	Leased
Gulf Coast Treatment Center	Fort Walton Beach, Florida	28	Owned
Gulfport Behavioral Health System	Gulfport, Mississippi	109	Owned
Hampton Behavioral Health Center	Westhampton, New Jersey	120	Owned
Harbour Point Behavioral Health Center	Portsmouth, Virginia	186	Owned
Hartgrove Behavioral Health System	Chicago, Illinois	160	Owned
Havenwyck Hospital	Auburn Hills, Michigan	243	Owned
Heartland Behavioral Health Services	Nevada, Missouri	151	Owned
Hermitage Hall	Nashville, Tennessee	111	Owned
Heritage Oaks Hospital	Sacramento, California	125	Owned
Heritage Oaks Patient Enrichment Center	Sacramento, California	16	Owned
Hickory Trail Hospital	DeSoto, Texas	86	Owned
Highlands Behavioral Health System	Highlands Ranch, Colorado	86	Owned
Hill Crest Behavioral Health Services	Birmingham, Alabama	221	Owned
Holly Hill Hospital	Raleigh, North Carolina	296	Owned
The Horsham Clinic	Ambler, Pennsylvania	206	Owned
HRI Hospital	Brookline, Massachusetts	62	Owned
The Hughes Center	Danville, Virginia	64	Owned
Inland Northwest Behavioral Health (10)	Spokane, Washington	100	Owned
Intermountain Hospital	Boise, Idaho	155	Owned
Kempsville Center of Behavioral Health	Norfolk, Virginia	106	Owned
KeyStone Center	Wallingford, Pennsylvania	153	Owned
Kingwood Pines Hospital	Kingwood, Texas	116	Owned

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
La Amistad Behavioral Health Services	Maitland, Florida	85	Owned
Lakeside Behavioral Health System	Memphis, Tennessee	373	Owned
Lancaster Behavioral Health Hospital (9)	Lancaster, Pennsylvania	126	Owned
Laurel Heights Hospital	Atlanta, Georgia	124	Owned
Laurel Oaks Behavioral Health Center	Dothan, Alabama	118	Owned
Laurel Ridge Treatment Center	San Antonio, Texas	330	Owned
Liberty Point Behavioral Healthcare	Stauton, Virginia	58	Owned
Lighthouse Behavioral Health Hospital	Conway, South Carolina	105	Owned
Lighthouse Care Center of Augusta	Augusta, Georgia	82	Owned
Lincoln Prairie Behavioral Health Center	Springfield, Illinois	97	Owned
Lincoln Trail Behavioral Health System	Radcliff, Kentucky	140	Owned
Mayhill Hospital	Denton, Texas	59	Leased
McDowell Center for Children	Dyersburg, Tennessee	32	Owned
The Meadows Psychiatric Center	Centre Hall, Pennsylvania	119	Owned
Meridell Achievement Center	Austin, Texas	134	Owned
Mesilla Valley Hospital	Las Cruces, New Mexico	120	Owned
Michael’s House	Palm Springs, California	90	Owned
Michiana Behavioral Health	Plymouth, Indiana	83	Owned
Midwest Center for Youth and Families	Kouts, Indiana	74	Owned
Millwood Hospital	Arlington, Texas	134	Leased
Mountain Youth Academy	Mountain City, Tennessee	90	Owned
Natchez Trace Youth Academy	Waverly, Tennessee	115	Owned
Newport News Behavioral Health Center	Newport News, Virginia	132	Owned
North Spring Behavioral Healthcare	Leesburg, Virginia	127	Leased
North Star Hospital	Anchorage, Alaska	74	Owned
North Star Bragaw	Anchorage, Alaska	30	Owned
Oak Plains Academy	Ashland City, Tennessee	98	Owned
Okaloosa Youth Academy	Crestview, Florida	75	Leased
Old Vineyard Behavioral Health Services	Winston-Salem, North Carolina	164	Owned
Palmer Residential Treatment Center	Palmer, Alaska	30	Owned
Palmetto Lowcountry Behavioral Health	North Charleston, South Carolina	108	Owned
Palmetto Summerville Behavioral Health	Summerville, South Carolina	64	Leased
Palm Point Behavioral Health	Titusville, FL	74	Owned
Palm Shores Behavioral Health Center	Bradenton, Florida	65	Owned
Palo Verde Behavioral Health	Tucson, Arizona	84	Leased
Parkwood Behavioral Health System	Olive Branch, Mississippi	148	Owned
The Pavilion Behavioral Health System	Champaign, Illinois	122	Owned
Peachford Hospital	Atlanta, Georgia	246	Owned
Pembroke Hospital	Pembroke, Massachusetts	120	Owned
Pinnacle Pointe Behavioral Healthcare System	Little Rock, Arkansas	127	Owned
Poplar Springs Hospital	Petersburg, Virginia	208	Owned
Prairie St John’s	Fargo, North Dakota	158	Owned
PRIDE Institute	Eden Prairie, Minnesota	42	Owned
Provo Canyon Behavioral Hospital	Orem, Utah	80	Owned
Provo Canyon School	Provo, Utah	274	Owned
Psychiatric Institute of Washington	Washington, D.C.	130	Owned
Quail Run Behavioral Health	Phoenix, Arizona	116	Owned
The Recovery Center	Wichita Falls, Texas	34	Leased
The Ridge Behavioral Health System	Lexington, Kentucky	110	Owned
Rivendell Behavioral Health Hospital	Bowling Green, Kentucky	125	Owned
Rivendell Behavioral Health Services of Arkansas	Benton, Arkansas	80	Owned
River Crest Hospital	San Angelo, Texas	80	Owned

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Riveredge Hospital	Forest Park, Illinois	210	Owned
River Oaks Hospital	New Orleans, Louisiana	126	Owned
River Park Hospital	Huntington, West Virginia	187	Owned
River Point Behavioral Health	Jacksonville, Florida	84	Owned
Rockford Center	Newark, Delaware	148	Owned
Rolling Hills Hospital	Franklin, Tennessee	130	Owned
Roxbury Treatment Center	Shippensburg, Pennsylvania	112	Owned
Salt Lake Behavioral Health	Salt Lake City, Utah	118	Leased
San Marcos Treatment Center	San Marcos, Texas	265	Owned
SandyPines Residential Treatment Center	Tequesta, Florida	149	Owned
Schick Shadel Hospital	Burien, Washington	60	Owned
Sierra Vista Hospital	Sacramento, California	171	Owned
Saint Simons by the Sea	St. Simons, Georgia	101	Owned
Skywood Recovery	Augusta, Michigan	100	Owned
Southeast Behavioral Health (14)	Cape Girardeau, Missouri	102	Owned
Spring Mountain Sahara	Las Vegas, Nevada	30	Owned
Spring Mountain Treatment Center	Las Vegas, Nevada	110	Owned
Springwoods Behavioral Health	Fayetteville, Arkansas	80	Owned
Stonington Institute	North Stonington, Connecticut	64	Owned
Streamwood Behavioral Healthcare System	Streamwood, Illinois	178	Owned
Summit Oaks Hospital	Summit, New Jersey	126	Owned
SummitRidge Hospital	Lawrenceville, Georgia	96	Owned
Suncoast Behavioral Health Center	Bradenton, Florida	60	Owned
Texas NeuroRehab Center	Austin, Texas	123	Owned
Three Rivers Behavioral Health	West Columbia, South Carolina	122	Owned
Three Rivers Midlands	West Columbia, South Carolina	64	Owned
Turning Point Care Center	Moultrie, Georgia	79	Owned
University Behavioral Center	Orlando, Florida	112	Owned
University Behavioral Health of Denton	Denton, Texas	104	Owned
Valle Vista Health System	Greenwood, Indiana	132	Owned
Valley Hospital	Phoenix, Arizona	122	Owned
The Vines Hospital	Ocala, Florida	98	Owned
Virginia Beach Psychiatric Center	Virginia Beach, Virginia	100	Owned
Wekiva Springs Center	Jacksonville, Florida	120	Owned
Wellstone Regional Hospital	Jeffersonville, Indiana	100	Owned
West Oaks Hospital	Houston, Texas	176	Owned
Willow Springs Center	Reno, Nevada	116	Owned
Windmoor Healthcare of Clearwater	Clearwater, Florida	144	Owned
Windsor Laurelwood Center for Behavioral Medicine	Willoughby, Ohio	160	Leased
Wyoming Behavioral Institute	Casper, Wyoming	129	Owned

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Acer Clinic	Chesterfield, UK	14	Owned
Acer Clinic 2	Chesterfield, UK	14	Owned
Adele Cottage	Rainworth, UK	2	Owned
Albert Ward	Darlington, UK	26	Owned
Amberwood Lodge	Dorset, UK	9	Owned
Ashbrook	Birmingham, UK	16	Owned
Ashfield House	Huddersfield, UK	6	Owned

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Beacon Lower	Bradford, UK	8	Owned
Beacon Upper	Bradford, UK	8	Owned
Beckly	Halifax, UK	12	Owned
Beeches	Retford, UK	12	Owned
Birches	Newark, UK	6	Owned
Broughton House	Lincolnshire, UK	34	Owned
Broughton Lodge	Macclesfield, UK	20	Owned
CAS Brunel	Bristol, UK	32	Owned
Chaseways	Sawbridgeworth, UK	6	Owned
Cherry Tree House	Mansfield Woodhouse, UK	6	Owned
Conifers	Derby, UK	7	Owned
Cygnet Alders Clinic	Gloucester, UK	20	Owned
Cygnet Appletree	Meadowfield, UK	26	Owned
Cygnet Aspen House	Doncaster, UK	20	Owned
Cygnet Aspen Lodge	Doncaster, UK	16	Owned
Cygnet Bostall House	Abbey Wood, UK	6	Owned
Cygnet Cedars	Birmingham, UK	24	Owned
Cygnet Cedar Vale	East Bridgeford, UK	14	Owned
Cygnet Churchill	London, UK	57	Owned
Cygnet Delfryn House	Flintshire, UK	28	Owned
Cygnet Delfryn Lodge	Flintshire, UK	24	Owned
Cygnet Elms	Birmingham, UK	10	Owned
Cygnet Fountains	Blackburn, UK	32	Owned
Cygnet Grange	Sutton-in-Ashfield, UK	8	Owned
Cygnet Heathers	West Bromwich, UK	20	Owned
Cygnet Hospital—Beckton	London, UK	62	Owned
Cygnet Hospital—Bierley	Bradford, UK	63	Owned
Cygnet Hospital—Blackheath	London, UK	32	Leased
Cygnet Hospital Bury	Bury, UK	167	Owned
Cygnet Hospital Clifton	Nottingham, UK	25	Owned
Cygnet Hospital—Derby	Derby, UK	50	Owned
Cygnet Hospital—Ealing	Ealing, UK	26	Owned
Cygnet Hospital—Godden Green	Sevenoaks, UK	39	Owned
Cygnet Hospital—Harrogate	Middlesex, UK	36	Owned
Cygnet Hospital—Harrow	Harrow, UK	61	Owned
Cygnet Hospital Hexham	Northumberland, UK	27	Owned
Cygnet Hospital—Kewstoke	Weston-super-Mare, UK	72	Owned
Cygnet Hospital Sheffield	Sheffield, UK	57	Owned
Cygnet Hospital—Stevenage	Stevenage, UK	88	Owned
Cygnet Hospital—Taunton	Taunton, UK	57	Owned
Cygnet Hospital Woking	Woking, UK	60	Owned
Cygnet Hospital—Wyke	Bradford, UK	52	Owned
Cygnet Joyce Parker Hospital	Coventry, UK	56	Owned
Cygnet Lodge	Sutton-in-Ashfield, UK	8	Owned
Cygnet Lodge—Brighouse	Brighouse, UK	25	Owned
Cygnet Lodge – Kenton	Middlesex, UK	15	Owned
Cygnet Lodge—Lewisham	London, UK	17	Owned
Cygnet Lodge – Salford	Manchester, UK	24	Owned
Cygnet Lodge – Woking	Woking, UK	31	Owned
Cygnet Manor	Shirebrook, UK	20	Owned
Cygnet Newham House	Middlesbrough, UK	20	Owned
Cygnet Nield House	Crewe, UK	30	Owned

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Cygnet Oaks	Barnsley, UK	35	Owned
Cygnet Pindar House	Barnsley, UK	22	Owned
Cygnet Raglan House	West Midlands, UK	25	Owned
Cygnet Sedgley House	Wolverhampton, UK	20	Owned
Cygnet Sedgley Lodge	Wolverhampton, UK	14	Owned
Cygnet Sherwood House	Mansfield, UK	30	Owned
Cygnet Sherwood Lodge	Mansfield, UK	17	Owned
Cygnet St. Augustine’s	Stoke on Trent, UK	32	Owned
Cygnet St. Teilo House	Gwent, UK	23	Owned
Cygnet St. Williams	Darlington, UK	12	Owned
Cygnet Storthfield House	Derbyshire, UK	22	Owned
Cygnet Victoria House	Darlington, UK	6	Owned
Cygnet Views	Matlock, UK	10	Owned
Cygnet Wallace Hospital	Dundee, UK	10	Owned
Cygnet Wast Hills	Birmingham, UK	26	Owned
Cygnet Woodside	Bradford, UK	9	Owned
Dene Brook	Rotherham, UK	13	Owned
Devon Lodge	Southampton, UK	12	Owned
Dove Valley Mews	Barnsley, UK	10	Owned
Ducks Halt	Essex, UK	5	Owned
Eleni House	Essex, UK	8	Owned
Ellen Mhor	Dundee, UK	12	Owned
Elston House	Newark, UK	8	Owned
Fairways	Ipswich, UK	8	Owned
Farm Lodge	Rainham, UK	5	Owned
The Fields	Sheffield, UK	54	Owned
Highwoods	Colchester, UK	20	Owned
Gables	Essex, UK	7	Owned
Gledcliffe Road	Huddersfield, UK	6	Owned
Gledholt	Huddersfield, UK	9	Owned
Gledholt Mews	Huddersfield, UK	21	Owned
Glyn House	Stoke on Trent, UK	5	Owned
Hawkstone	Keighley, UK	10	Owned
Hollyhurst	Darlington, UK	19	Owned
Hope House	Hartlepool, UK	11	Owned
Kirkside House	Leeds, UK	7	Owned
Kirkside Lodge	Leeds, UK	8	Owned
Langdale Coach House	Huddersfield, UK	3	Owned
Langdale House	Huddersfield, UK	8	Owned
Larch Court	Essex, UK	4	Owned
Limes Houses	Mansfield, UK	6	Owned
Lindsay House	Dundee, UK	2	Owned
Longfield House	Bradford, UK	9	Owned
Lowry House	Hyde, UK	12	Owned
Maidstone	Maidstone, UK	65	Owned
Marion House	Derby, UK	5	Owned
Meadows Mews	Tipton, UK	10	Owned
Morgan House	Stoke on Trent, UK	5	Owned
Newbus Grange	Neasham, UK	17	Owned
Nightingale	Dorset, UK	10	Owned
Norcott House	Liversedge, UK	11	Owned
Norcott Lodge	Liversedge, UK	9	Owned

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Oak Court	Essex, UK	12	Owned
Oakhurst Lodge	Hampshire, UK	8	Owned
Oaklands	Northumberland, UK	19	Owned
Old Leigh House	Essex, UK	7	Leased
The Orchards	Essex, UK	5	Owned
Outwood	Leeds, UK	10	Owned
Oxley Lodge	Huddersfield, UK	4	Owned
Oxley Woodhouse	Huddersfield, UK	13	Owned
Pines	Mansfield Woodhouse, UK	7	Owned
45 Portland Road	Birmingham, UK	4	Leased
Ramsey	Colchester, UK	21	Owned
Ranaich House	Dunblane, UK	14	Owned
Redlands	Darlington, UK	5	Owned
Rhyd Alyn	Flintshire, UK	6	Owned
Shear Meadow	Hemel Hempstead, UK	4	Owned
Sherwood Lodge Step Down	Mansfield, UK	9	Owned
The Squirrels	Hampshire, UK	9	Owned
4, 5, 7 The Sycamores	South Normanton, UK	6	Owned
15 The Sycamores	South Normanton, UK	4	Owned
Tabley House Nursing Home	Knutsford, UK	51	Leased
Thistle House	Dundee, UK	10	Owned
Thornfield Grange	Bishop Auckland, UK	9	Owned
Thornfield House	Bradford, UK	7	Owned
Thors Park	Essex, UK	14	Owned
Toller Road	Leicestershire, UK	8	Owned
Trinity House	Galloway, UK	13	Owned
Tupwood Gate Nursing Home	Caterham, UK	33	Owned
1 Vincent Court	Lancashire, UK	5	Owned
Walkern Lodge	Stevenage, UK	4	Owned
Whorlton Hall	County Durham, UK	17	Owned
Willow House	Birmingham, UK	8	Owned
12 Woodcross Street	Wolverhampton, UK	8	Owned
Woodrow House	Stockport, UK	9	Owned
Yew Trees	Essex, UK	10	Owned

Puerto Rico:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
First Hospital Panamericano—Cidra	Cidra, Puerto Rico	165	Owned
First Hospital Panamericano—San Juan	San Juan, Puerto Rico	45	Owned
First Hospital Panamericano—Ponce	Ponce, Puerto Rico	30	Owned

Outpatient Behavioral Health Care Facilities

United States:
Name of Facility	Location	Real Property Ownership Interest
Arbour Counseling Services	Rockland, Massachusetts	Owned
Arbour Senior Care	Rockland, Massachusetts	Owned
Behavioral Educational Services	Riverdale, Florida	Leased
The Canyon at Santa Monica	Santa Monica, California	Leased
First Home Care (VA)	Portsmouth, Virginia	Leased
Foundations Atlanta at Midtown	Atlanta, Georgia	Leased
Foundations San Francisco	San Francisco, California	Leased
Michael’s House Outpatient	Palm Springs, California	Leased
The Pointe Outpatient Behavioral Health Services	Little Rock, Arkansas	Leased
Saint Louis Behavioral Medicine Institute	St. Louis, Missouri	Owned
Skywood Outpatient	Bingham Farms, Michigan	Leased
Talbott Recovery	Atlanta, Georgia	Owned

United Kingdom:
Name of Facility	Location	Real Property Ownership Interest
Long Eaton Day Services	Nottingham, UK	Owned
Sheffield Day Services	Sheffield, UK	Owned

Outpatient Centers and Surgical Hospital
Name of Facility	Location	Real Property Ownership Interest
Aiken Surgery Center	Aiken, South Carolina	Owned
Cancer Care Institute of Carolina	Aiken, South Carolina	Owned
Cornerstone Regional Hospital (4)	Edinburg, Texas	Leased
Manatee Diagnostic Center	Bradenton, Florida	Leased
Palms Westside Clinic ASC (6)	Royal Palm Beach, Florida	Leased
Quail Surgical and Pain Management Center (11)	Reno, Nevada	Leased
Temecula Valley Day Surgery (5)	Murrieta, California	Leased

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

(2)	Real property leased from Universal Health Realty Income Trust.
(3)	These entities are consolidated under one license operating as the South Texas Health System.
(4)	We manage and own a noncontrolling interest of approximately 50% in the entity that operates this facility.
(5)	We manage and own a majority interest in an LLC that owns and operates this center.
(6)	We own a noncontrolling ownership interest of approximately 50% in the entity that operates this facility that is managed by a third-party.
(7)	We hold an 91% ownership interest in this facility through both general and limited partnership interests. The remaining 9% ownership interest is held by unaffiliated third parties.
(8)	Land of this facility is leased.
(9)

We manage and own a noncontrolling interest of 50% in this facility. The remaining 50% ownership interest is held by an unaffiliated third party. Land of this facility is leased from the unaffiliated third party member.

(10)	We manage and hold an 80% ownership interest in this facility. The remaining 20% ownership interest is held by an unaffiliated third party.
(11)	We hold a 51% ownership interest in this facility. The remaining 49% ownership interest is held by unaffiliated third parties.
(12)	We manage and hold a 52% ownership interest in this facility. The remaining 48% ownership interest is held by an unaffiliated third party.
(13)	We manage and hold a 74.1% ownership interest in this facility. The remaining 25.9% ownership interest is held by an unaffiliated third party.
(14)	We manage and hold a 75% ownership interest in this facility. The remaining 25% ownership interest is held by an unaffiliated third party.
(15)	Hospital is scheduled to be completed and opened during the first quarter of 2022.

We own or lease medical office buildings adjoining some of our hospitals. We believe that the leases on the facilities, medical office buildings and other real estate leased or owned by us do not impose any material limitation on our operations. The aggregate lease payments on facilities leased by us were $86 million in 2021 and $82 million in both 2020 and 2019.

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

The number of stockholders of record as of January 31, 2022, were as follows:

Class A Common	17
Class B Common	814
Class C Common	1
Class D Common	90

Stock Repurchase Programs

On February 24, 2022, our Board of Directors authorized a $1.4 billion increase to our stock repurchase program. Pursuant to this program, shares of our Class B Common Stock may be repurchased, from time to time as conditions allow, on the open market or in negotiated private transactions. There is no expiration date for our stock repurchase programs.

As reflected below, during the fourth quarter of 2021, pursuant to previous share repurchase authorizations, including a $1.0 billion increase to the program approved by our Board of Directors in July, 2021, we have repurchased approximately 3.43 million shares at an aggregate cost of approximately $432.3 million.  For the year ended December 31, 2021, we have repurchased approximately 8.41 million shares at an aggregate cost of approximately $1.201 billion. As of December 31, 2021, prior to the above-mentioned increased authorization approved in February, 2022, we had an aggregate available repurchase authorization of $358.2 million.

During the period of October 1, 2021 through December 31, 2021, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased (1)	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs (2)	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of dollars that may yet be purchased under the program (in thousands)
October, 2021	—	29	731	$0.01	—	$—	$—	$790,495
November, 2021	—	2,222,037	1,206	$0.01	2,221,796	$126.53	$281,125	$509,370
December, 2021	—	1,203,913	1,301	$0.01	1,203,595	$125.57	$151,137	$358,233
Total October through December	$-	3,425,979	3,238	$0.01	3,425,391	$126.19	$432,262
(1)

During the three-month period ended December 31, 2021, 588 shares were repurchased in connection with income tax withholding obligations resulting from the exercise of stock options and the vesting of restricted stock grants.

(2)

The only publicly announced program pursuant to which the shares were repurchased was the share repurchase program described above.  There is no other plan or program that has expired during this time period.  Also, there is no other plan or program that we have determined to terminate prior to expiration, or under which we do not intend to make further purchases.

Dividends

Our Board of Directors approved the resumption of quarterly dividend payments of $0.20 per share beginning in the first quarter of 2021 (after being temporarily suspended during 2020 as part of various COVID-19 initiatives).  During the year ended December 31, 2021 we paid dividends of $0.80 per share.  Dividend equivalents are accrued on unvested restricted stock units and are paid upon vesting of the restricted stock unit.

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

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the stock included in the Standard & Poor’s 500 Index and a Peer Group Index during the five-year period ended December 31, 2021. The graph assumes an investment of $100 made in our common stock and each Index as of January 1, 2017 and has been weighted based on market capitalization. Note that our common stock price performance shown below should not be viewed as being indicative of future performance.

Companies in the peer group, which consist of companies in the S&P 500 Index or S&P MidCap 400 Index are as follows: Acadia Healthcare Company, Inc., Community Health Systems, Inc., HCA Healthcare, Inc., LifePoint Health, Inc. (included until November, 2018, when it was acquired by Apollo Management) and Tenet Healthcare Corporation.

Company Name / Index	2016 Base	2017	2018	2019	2020	2021
Universal Health Services, Inc.	$100.00	$106.93	$110.31	$136.36	$130.90	$124.14
S&P 500 Index	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
Peer Group	$100.00	$113.54	$154.00	$191.48	$218.39	$345.88
ITEM 6.	[RESERVED]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to promote an understanding of our operating results and financial condition.  The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the Consolidated Financial Statements, as included in this Annual Report on Form 10-K.  The MD&A contains forward-looking statements that involve risks, uncertainties, and assumptions.  Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under Item 1A. Risk Factors, and below in Forward-Looking Statements and Risk Factors and as included elsewhere in this Annual Report on Form 10-K.  This section generally discusses our results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020.  For discussion of our result of operations and changes in our financial condition for the year ended December 31, 2020 as compared to the year ended December 31, 2019, please refer to Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on February 25, 2021.

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals and outpatient facilities and behavioral health care facilities.

As of February 24, 2022, we owned and/or operated 363 inpatient facilities and 40 outpatient and other facilities including the following located in 39 states, Washington, D.C., the United Kingdom and Puerto Rico:

Acute care facilities located in the U.S.:

•	28 inpatient acute care hospitals (including a newly constructed, 170-bed hospital located in Reno, Nevada, that is scheduled to be completed and opened during the first quarter of 2022);
•	19 free-standing emergency departments, and;
•	6 outpatient centers & 1 surgical hospital.

Behavioral health care facilities (335 inpatient facilities and 14 outpatient facilities):

Located in the U.S.:

•	187 inpatient behavioral health care facilities, and;
•	12 outpatient behavioral health care facilities.

Located in the U.K.:

•	145 inpatient behavioral health care facilities, and;
•	2 outpatient behavioral health care facilities.

Located in Puerto Rico:

•	3 inpatient behavioral health care facilities.

Net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 56% of our consolidated net revenues during 2021 and 55% during 2020. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 44% of our consolidated net revenues during 2021 and 45% during 2020.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $688 million in 2021 and $584 million in 2020. Total assets at our U.K. behavioral health care facilities were approximately $1.351 billion as of December 31, 2021 and $1.334 billion as of December 31, 2020.

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

Forward-Looking Statements and Risk Factors

You should carefully review the information contained in this Annual Report, and should particularly consider any risk factors that we set forth in this Annual Report on Form 10-K for the year ended December 31, 2021, and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Annual Report, we state our beliefs of future events and of our future financial performance. This Annual Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.  In evaluating those statements, you should specifically consider various factors, including the risks related to healthcare industry trends and those set forth herein in Item 1A. Risk Factors. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

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

•

the impact of the COVID-19 pandemic, which began during the second half of March, 2020, has had a material effect on our operations and financial results since that time. The COVID-19 vaccination process commenced during the first quarter of 2021. Since that time through the second quarter of 2021, we had generally experienced a decline in COVID-19 patients as well as a corresponding recovery in non-COVID patient activity.  However, during the third and fourth quarters of 2021, and continuing into the first quarter of 2022, our facilities generally experienced an increase in COVID-19 patients resulting from the Delta and, more recently, the highly transmissible Omicron variants. Booster doses for COVID-19 vaccinations began during the third quarter of 2021, and while we expect the administration of vaccines booster doses will assist in easing the number of COVID-19 patients, the pace at which this is likely to occur is very difficult to predict. Also, the COVID-19 pandemic has led to a constrained supply environment which could result in higher cost to procure, and potential unavailability of, critical personal protection equipment, pharmaceuticals and medical supplies. Should a supply disruption result in the inability to obtain especially high margin drugs and compound components necessary for patient care, our consolidated financial statements could be negatively impacted. As of December 31, 2021, we have not experienced a significant impact in the availability of supplies from the COVID-19 pandemic. Since the future volumes and severity of COVID-19 patients remain highly uncertain and subject to change, including potential increases in future COVID-19 patient volumes caused by new variants of the virus, as well as related pressures on staffing and wage rates and the strained supply environment, we are not able to fully quantify the impact that these factors will have on our future financial results.  However, developments related to the COVID-19 pandemic could materially affect our financial performance during 2022.  Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts on our financial condition and our results of operations as a result of its macroeconomic impact, and many of our known risks described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2021;

•

the nationwide shortage of nurses and other clinical staff and support personnel has been a significant operating issue facing us and other healthcare providers. In particular, like others in the healthcare industry, we continue to experience a shortage of nurses and other clinical staff and support personnel at our acute care and behavioral health care hospitals in many geographic areas, which shortage has been exacerbated by the COVID‑19 pandemic. We are treating patients with COVID‑19 in our facilities and, in some areas, the increased demand for care is putting a strain on our resources and staff, which has required us to utilize higher‑cost temporary labor and pay premiums above standard compensation for essential workers. The length and extent of the disruptions caused by the COVID‑19 pandemic are currently unknown; however, we expect such disruptions to continue into 2022 and potentially throughout the duration of the pandemic and beyond. This staffing shortage may require us to further enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel or require us to hire expensive temporary personnel. To the extent we cannot maintain sufficient staffing levels at our hospitals, we may be required to limit the acute and behavioral health care services provided at certain of our hospitals which would have a corresponding adverse effect on our net revenues. In addition, in some markets like California, there are requirements to maintain specified nurse-staffing levels which could adversely affect our net revenues to the extent we cannot meet those levels;

•

the Centers for Medicare and Medicaid Services (“CMS”) issued an Interim Final Rule (“IFR”) effective November 5, 2021 mandating COVID-19 vaccinations for all applicable staff at all Medicare and Medicaid certified facilities. Under the IFR, facilities covered by this regulation must establish a policy ensuring all eligible staff have received the first dose of a two-dose COVID-19 vaccine or a one-dose COVID-19 vaccine prior to providing any care, treatment, or other services by December 5, 2021. All eligible staff must have received the necessary shots to be fully vaccinated – either two doses of Pfizer or Moderna or one dose of Johnson & Johnson – by January 4, 2022. The regulation also provides for exemptions based on recognized medical conditions or religious beliefs, observances, or practices. Under the IFR, facilities must develop a similar process or plan for permitting exemptions in alignment with federal law. If facilities fail to comply with the IFR by the deadlines established, they are subject to potential termination from the Medicare and Medicaid program for non-compliance.  In addition, the Occupational Safety and Health Administration also issued an Emergency Temporary Standard (“ETS”) requiring all businesses with 100 or more employees to be vaccinated by January 4, 2022.  Pursuant to the ETS, those employees not vaccinated by that date will need to show a negative COVID-19 test weekly and wear a face mask in the workplace.  Legal challenges to these rules ensued, and the U.S. Supreme Court has upheld a stay of the ETS requirements but permitted the IFR vaccination requirements to go into effect pending additional litigation.  CMS has indicated that hospitals in states not involved in the Supreme Court litigation are expected to be in compliance with IFR vaccination requirements consistent with the dates referenced above.  Hospitals in states that were involved in the Supreme Court litigation must now come into compliance with first dose requirements by February 13, 2022 and  second dose requirements by March 15, 2022.  Hospitals in Texas must come into compliance with first dose requirements by February 19, 2022 and second dose requirements by March 21, 2022 due to the recent termination of separate litigation. We cannot predict at this time the potential viability or impact of any such additional litigation. Implementation of these rules could have an impact on staffing at our facilities for those employees that are not vaccinated in accordance with IFR and ETS requirements, and associated loss of revenues and increased costs resulting from staffing issues could have a material adverse effect on our financial results;

•

the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), a stimulus package signed into law on March 27, 2020, authorizes $100 billion in grant funding to hospitals and other healthcare providers to be distributed through the Public Health and Social Services Emergency Fund (the “PHSSEF”).  These funds are not required to be repaid provided the recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using PHSSEF funds to reimburse expenses or losses that other sources are obligated to reimburse. However, since the expenses and losses will be ultimately measured over the life of the COVID-19 pandemic, potential retrospective unfavorable adjustments in future periods, of funds recorded as revenues in prior periods, could occur. The U.S. Department of Health and Human Services (“HHS”) initially distributed $30 billion of this funding based on each provider’s share of total Medicare fee-for-service reimbursement in 2019.  Subsequently, HHS determined that CARES Act funding (including the $30 billion already distributed) would be allocated proportional to providers’ share of 2018 net patient revenue. We have received payments from these initial distributions of the PHSSEF as disclosed herein.  HHS has indicated that distributions of the remaining $50 billion will be targeted primarily to hospitals in COVID-19 high impact areas, to rural providers, safety net hospitals and certain Medicaid providers and to reimburse providers for COVID-19 related treatment of uninsured patients. We have received payments from these targeted distributions of the PHSSEF, as disclosed herein. The CARES Act also makes other forms of financial assistance available to healthcare providers, including through Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which made available accelerated payments of Medicare funds in order to increase cash flow to providers.  On April 26, 2020, CMS announced it was reevaluating and temporarily suspending the Medicare Accelerated and Advance Payment Program in light of the availability of the PHSSEF and the significant funds available through other programs.  We have received accelerated payments under this program during 2020, and returned early all of those funds during the first quarter of 2021, as disclosed herein. The Paycheck Protection Program and Health Care Enhancement Act (the “PPPHCE Act”), a stimulus package signed into law on April 24, 2020, includes additional emergency appropriations for COVID-19 response, including $75 billion to be distributed to eligible providers through the PHSSEF.  A third phase of PHSSEF allocations made $24.5 billion available for providers who previously received, rejected or accepted PHSSEF payments. Applicants that had not yet received PHSSEF payments of 2 percent of patient revenue were to receive a payment that, when combined with prior payments (if any), equals 2 percent of patient care revenue. Providers that have already received payments of approximately 2 percent of annual revenue from patient care were potentially eligible for an additional payment.  Recipients will not be required to repay the government for PHSSEF funds received, provided they comply with HHS defined terms and conditions. On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law. The CAA appropriated an additional $3 billion to the PHSSEF, codified flexibility for providers to calculate lost revenues, and permitted parent organizations to allocate PHSSEF targeted distributions to subsidiary organizations. The CAA also provides that not less than 85 percent of the unobligated PHSSEF amounts and any future funds recovered from health care providers should be used for additional distributions that consider financial losses and changes in operating expenses in the third or fourth quarters of 2020 and the first quarter of 2021 that are attributable to the coronavirus. The CAA provided additional funding for testing, contact tracing and vaccine administration. Providers receiving payments were required to sign terms and conditions regarding utilization of the payments. Any provider receiving funds in excess of $10,000 in the aggregate will be required to report data elements to HHS detailing utilization of the payments, and we will be required to file such reports.  We, and other providers, will report healthcare related expenses attributable to COVID-19 that have not been reimbursed by another source, which may include general and administrative or healthcare related operating expenses. Funds may also be applied to lost revenues, represented as a negative change in year-over-year net patient care operating income. The deadline for using all Provider

Relief Fund payments depends on the date of the payment received period; payments received in the first period of April 10, 2020 to June 30, 2020 were to have been expended by June 30, 2021 and payments received in the fourth period of July 1, 2021 to December 31, 2021 must be expended by December 31, 2022. The American Rescue Plan Act of 2021 (“ARPA”), enacted on March 11, 2021, included funding directed at detecting, diagnosing, tracing, and monitoring COVID-19 infections; establishing community vaccination centers and mobile vaccine units; promoting, distributing, and tracking COVID-19 vaccines; and reimbursing rural hospitals and facilities for healthcare-related expenses and lost revenues attributable to COVID-19.  ARPA increased the eligibility for, and amount of, premium tax credits to purchase health coverage through Patient Protection and Affordable Care Act, as amended by the Health and Education Reconciliation Act (collectively, the “Legislation”). Further, ARPA set the Medicaid program’s federal medical assistance percentage (“FMAP”) at 100 percent for amounts expended for COVID-19 vaccines and vaccine administration.  ARPA also increases the FMAP by 5 percent for eight calendar quarters to incentivize states to expand their Medicaid programs.  Finally, ARPA provides subsidies to cover 100 percent of health insurance premiums under the Consolidated Omnibus Budget Reconciliation Act through September 30, 2021. There is a high degree of uncertainty surrounding the implementation of the CARES Act, the PPPHCE Act, the CAA and ARPA, and the federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact.  There can be no assurance as to the total amount of financial and other types of assistance we will receive under the CARES Act, the PPPHCE Act, the CAA and the ARPA, and it is difficult to predict the impact of such legislation on our operations or how they will affect operations of our competitors.  Moreover, we are unable to assess the extent to which anticipated negative impacts on us arising from the COVID-19 pandemic will be offset by amounts or benefits received or to be received under the CARES Act, the PPPHCE Act, the CAA and the ARPA;

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
•

there is a heightened risk of future cybersecurity threats, including ransomware attacks targeting healthcare providers.  If successful, future cyberattacks could have a material adverse effect on our business. Any costs that we incur as a result of a data security incident or breach, including costs to update our security protocols to mitigate such an incident or breach could be significant. Any breach or failure in our operational security systems can result in loss of data or an unauthorized disclosure of or access to sensitive or confidential member or protected personal or health information and could result in significant penalties or fines, litigation, loss of customers, significant damage to our reputation and business, and other losses. Previously, we had experienced a cyberattack in September, 2020 that had an adverse effect on our operating results during the fourth quarter of 2020, before giving effect to partial recovery of the loss through receipt, during 2021, of commercial insurance proceeds and collection of previously reserved patient accounts, as discussed herein;

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
•

as discussed below in Sources of Revenue, we receive revenues from various state and county-based programs, including Medicaid in all the states in which we operate. We receive annual Medicaid revenues of approximately $100 million, or greater, from each of Texas, California, Nevada, Illinois, Pennsylvania, Washington, D.C., Kentucky, Florida and Massachusetts.  We also receive Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, and the effect of the COVID-19 pandemic on state budgets, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations;

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

•

the Budget Control Act of 2011 (the “2011 Act”) imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year with a uniform percentage reduction across all Medicare programs. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, continued the 2% reductions to Medicare reimbursement imposed under the 2011 Act. Recent legislation has suspended payment reductions through December 31, 2021 in exchange for extended cuts through 2030. Subsequent legislation extended the payment reduction suspension through March 31, 2022, with a 1% payment reduction from then until June 30, 2022 and the full 2% payment reduction thereafter.  We cannot predict whether Congress will restructure the implemented Medicare payment reductions or what other federal budget deficit reduction initiatives may be proposed by Congress going forward.  See below in 2019 Novel Coronavirus Disease Medicare and Medicaid Payment Related Legislation – Medicare Sequestration Relief, for additional disclosure related to the favorable effect the legislative extensions have had/are expected to have on our results of operations during 2020 and 2021;

•	uninsured and self-pay patients treated at our acute care facilities unfavorably impact our ability to satisfactorily and timely collect our self-pay patient accounts;
•	changes in our business strategies or development plans;
•

in June, 2016, the United Kingdom affirmatively voted in a non-binding referendum in favor of the exit of the United Kingdom (“U.K.”) from the European Union (the “Brexit”) and it was approved by vote of the British legislature. On March 29, 2017, the United Kingdom triggered Article 50 of the Lisbon Treaty, formally starting negotiations regarding its exit from the European Union.  On January 31, 2020, the U.K. formally exited the European Union. On December 24, 2020, the United Kingdom and the European Union reached a post-Brexit trade and cooperation agreement that created new business and security requirements and preserved the United Kingdom’s tariff- and quota-free access to the European Union member states. The trade and cooperation agreement was provisionally applied as of January 1, 2021 and entered into force on May 1, 2021, following ratification by the European Union. We do not know to what extent Brexit will ultimately impact the business and regulatory environment in the U.K., the European Union, or other countries.  Any of these effects of Brexit, and others we cannot anticipate, could harm our business, financial condition and results of operations, and;

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

Revenue Recognition: We report net patient service revenue at the estimated net realizable amounts from patients and third-party payers and others for services rendered. We have agreements with third-party payers that provide for payments to us at amounts different from our established rates. Payment arrangements include rates per discharge, reimbursed costs, discounted charges and per diem payments. Estimates of contractual allowances under managed care plans, which represent explicit price concessions, are based upon the payment terms specified in the related contractual agreements. We closely monitor our historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to assure that provisions are made using the most accurate information available. However, due to the complexities involved in these estimations, actual payments from payers may be different from the amounts we estimate and record.

See Note 10 to the Consolidated Financial Statements-Revenue Recognition, for additional disclosure related to our revenues including a disaggregation of our consolidated net revenues by major source for each of the periods presented herein.

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our Consolidated Balance Sheets. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we cannot provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our results in 2021, 2020 or 2019. If it were to occur, each 1% adjustment to our estimated net Medicare revenues that are subject to retrospective review and settlement as of December 31, 2021, would change our after-tax net income by approximately $1 million.

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts net revenues in future periods. Although the patient’s ultimate eligibility determination may result in adjustments to net revenues, these adjustments did not have a material impact on our results of operations in 2021, 2020 or 2019 since our facilities make estimates at each financial reporting period to adjust revenue based on historical collections.

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

Uncompensated care (charity care and uninsured discounts):

The following table shows the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the years ended December 31, 2021 and 2020:

	(dollar amounts in thousands)
	2021		2020
	Amount	%	Amount	%
Charity care	$661,965	33%	$622,668	28%
Uninsured discounts	1,336,319	67%	1,578,470	72%
Total uncompensated care	$1,998,284	100%	$2,201,138	100%

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

	(amounts in thousands)
	2021	2020
Estimated cost of providing charity care	$72,095	$73,690
Estimated cost of providing uninsured discounts related care	145,538	186,804
Estimated cost of providing uncompensated care	$217,633	$260,494

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

Goodwill and Intangible Assets: Goodwill and indefinite-lived intangible assets are reviewed for impairment at the reporting unit level on an annual basis or more often if indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit.  We have designated October 1st as our annual impairment assessment date for our goodwill and indefinite-lived intangible assets.

We performed an impairment assessment as of October 1, 2021 which indicated no impairment of goodwill.  There were also no goodwill impairments during 2020 or 2019.

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

See Provision for Income Taxes and Effective Tax Rates below for discussion of our effective tax rates during 2021 and 2020.

Recent Accounting Pronouncements:  For a summary of recent accounting pronouncements, please see Note 1 to the Consolidated Financial Statements-Accounting Standards as included in this Report on Form 10-K for the year ended December 31, 2021.

CARES Act and Other Governmental Grants and Medicare Accelerated Payments:

2021:

During 2021, we received approximately $189 million of additional funds from the federal government in connection with the CARES Act, substantially all of which were received during the first quarter of 2021. During the second quarter of 2021, we returned the $189 million to the appropriate government agencies utilizing a portion of our cash and cash equivalents held on deposit. Therefore, our results of operations for the twelve-month period ended December 31, 2021 include no impact from the receipt of those funds.

Also, in March of 2021 we made an early repayment of $695 million of funds received during 2020 pursuant to the Medicare Accelerated and Advance Payment Program. These funds were returned to the government utilizing a portion of our cash and cash equivalents held on deposit.

2020:

As of December 31, 2020, we had received an aggregate of $1.112 billion as follows:

o

Approximately $417 million of funds received from various governmental stimulus programs, most notably the CARES Act. Included in our net income attributable to UHS for the year ended December 31, 2020, was the favorable impact of approximately $309 million (after-tax) resulting from the recording of approximately $413 million of CARES Act and other grant income revenues.  Approximately $316 million of the grant income revenues were attributable to our acute care services and approximately $97 million were attributable to our behavioral health care services.

o

Approximately $695 million of Medicare accelerated payments received pursuant to the Medicare Accelerated and Advance Payment Program. There was no impact on our earnings during 2020 in connection with receipt of these funds.  As mentioned above, in March of 2021, we made an early, full repayment of these funds to the government.

Please see Sources of Revenue- 2019 Novel Coronavirus Disease Medicare and Medicaid Payment Related Legislation below for additional disclosure.

Results of Operations

The following table summarizes our results of operations, and is used in the discussion below, for the years ended December 31, 2021 and 2020 (dollar amounts in thousands):

	Year Ended December 31,
	2021		2020
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues	$12,642,117	100.0%	$11,558,897	100.0%
Operating charges:
Salaries, wages and benefits	6,163,944	48.8%	5,613,097	48.6%
Other operating expenses	3,035,869	24.0%	2,672,762	23.1%
Supplies expense	1,427,134	11.3%	1,288,132	11.1%
Depreciation and amortization	533,213	4.2%	510,493	4.4%
Lease and rental expense	118,863	0.9%	116,059	1.0%
Subtotal-operating expenses	11,279,023	89.2%	10,200,543	88.2%
Income from operations	1,363,094	10.8%	1,358,354	11.8%
Interest expense, net	83,672	0.7%	106,285	0.9%
Other (income) expense, net	(13,891)	-0.1%	(14)	0.0%
Income before income taxes	1,293,313	10.2%	1,252,083	10.8%
Provision for income taxes	305,681	2.4%	299,293	2.6%
Net income	987,632	7.8%	952,790	8.2%
Less: Net income attributable to noncontrolling interests	(3,958)	0.0%	8,837	0.1%
Net income attributable to UHS	$991,590	7.8%	$943,953	8.2%

Net revenues increased by 9.4%, or $1.08 billion, to $12.64 billion during 2021 as compared to $11.56 billion during 2020. As discussed above, included in our net revenues during 2020 was approximately $413 million of net revenues recorded in connection with various governmental stimulus programs, most notably the CARES Act.

The increase in net revenues was primarily attributable to:

•	a $1.00 billion or 8.8% increase in net revenues generated from our acute care and behavioral health care operations owned during both periods (which we refer to as “same facility”), and;
•

$80 million of other combined net increases including a $28 million increase in revenues related to provider tax programs which had no impact on net income attributable to UHS as reflected above since the amounts were offset between net revenues and other operating expenses.

Income before income taxes increased by $41 million to $1.29 billion during 2021 as compared to $1.25 billion during 2020. The $41 million increase in our income before income taxes during 2021, as compared to 2020, was due to the following:

•

an increase of $41 million at our acute care facilities, as discussed below in Acute Care Hospital Services, which includes the favorable impact recorded during 2020, from $316 million of net revenues recorded in connection with various governmental stimulus programs, most notably the CARES Act ($306 million pre-tax favorable impact in 2020, net of amounts attributable noncontrolling interests);

•

an increase of $2 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, which includes the favorable impact recorded during 2020, from $97 million of net revenues recorded in connection with various governmental stimulus programs, most notably the CARES Act;

•

an increase of $23 million due to a decrease in interest expense due primarily to a decrease in our aggregate average cost of borrowings, as discussed below in Other Operating Results-Interest Expense, and;

•	$25 million of other combined net decreases.

Net income attributable to UHS increased by $48 million to $992 million during 2021 as compared to $944 million during 2020. This increase was attributable to:

•	an increase of $41 million in income before income taxes, as discussed above;
•	an increase of $13 million due to a decrease in income attributable to noncontrolling interests, and;

•

a decrease of $6 million resulting from a net increase in the provision for income taxes due primarily to: (i) the income tax provision recorded in connection with the $54 million increase in pre-tax income, and; (ii) a $10 million decrease in the provision for income taxes resulting from ASU 2016-09, which decreased our provision for income taxes by approximately $2 million during 2021, as compared to an increase of approximately $7 million during 2020. Please see additional disclosure below in Other Operating Results-Provision for Income Taxes and Effective Tax Rates.

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

As a result of unfavorable trends experienced during 2021 and 2020, included in our results of operations were pre-tax increases of $52 million during 2021 and $25 million during 2020 to increase our reserves for self-insured professional and general liability claims.  During 2021, approximately $39 million of the reserves increase is included in our same facility basis acute care hospitals services’ results and approximately $13 million is included in our behavioral health services’ results. During 2020, approximately $19 million of the reserves increase is included in our same facility basis acute care hospitals services’ results and approximately $6 million is included in our behavioral health services’ results.

Acute Care Hospital Services

The following table sets forth certain operating statistics for our acute care hospital services for the years ended December 31, 2021 and 2020.

	Same Facility Basis		All
	2021	2020	2021	2020
Average licensed beds	6,543	6,457	6,566	6,457
Average available beds	6,371	6,285	6,394	6,285
Patient days	1,564,828	1,458,321	1,568,639	1,458,321
Average daily census	4,287.2	3,984.5	4,297.6	3,984.5
Occupancy-licensed beds	65.5%	61.7%	65.5%	61.7%
Occupancy-available beds	67.3%	63.4%	67.2%	63.4%
Admissions	304,955	286,535	305,296	286,535
Length of stay	5.1	5.1	5.1	5.1

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

Our Same Facility basis results reflected on the tables below also exclude from net revenues and other operating expenses, provider tax assessments incurred in each period as discussed below Sources of Revenue-Various State Medicaid Supplemental Payment Programs. However, these provider tax assessments are included in net revenues and other operating expenses as reflected in the table below under All Acute Care Hospital Services. The provider tax assessments had no impact on the income before income taxes as reflected on the tables below since the amounts offset between net revenues and other operating expenses. To obtain a complete understanding of our financial performance, the Same Facility results should be examined in connection with our net income as determined in accordance with U.S. GAAP and as presented in the condensed consolidated financial statements and notes thereto as contained in this Annual Report on Form 10-K.

The following table summarizes the results of operations for our acute care hospital services on a same facility basis and is used in the discussions below for the years ended December 31, 2021 and 2020 (dollar amounts in thousands):

	Year Ended		Year Ended
	December 31, 2021		December 31, 2020
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues	$6,963,627	100.0%	$6,238,236	100.0%
Operating charges:
Salaries, wages and benefits	2,947,853	42.3%	2,611,143	41.9%
Other operating expenses	1,656,848	23.8%	1,462,627	23.4%
Supplies expense	1,218,969	17.5%	1,081,154	17.3%
Depreciation and amortization	327,774	4.7%	318,077	5.1%
Lease and rental expense	73,421	1.1%	69,638	1.1%
Subtotal-operating expenses	6,224,865	89.4%	5,542,639	88.8%
Income from operations	738,762	10.6%	695,597	11.2%
Interest expense, net	1,006	0.0%	1,567	0.0%
Other (income) expense, net	567	0.0%	0	0.0%
Income before income taxes	$737,189	10.6%	$694,030	11.1%

On a same facility basis during 2021, as compared to 2020, net revenues from our acute care hospital services increased $725 million or 11.6%. Income before income taxes (and before income attributable to noncontrolling interests) increased by $43 million, or 6%, to $737 million or 10.6% of net revenues during 2021 as compared to $694 million or 11.1% of net revenues during 2020.

As mentioned above, included in our acute care hospital services’ revenues during 2020 was approximately $316 million of revenues recorded in connection with funds received from various governmental stimulus programs, most notably the CARES Act. Excluding these governmental stimulus program revenues from 2020, net revenues from our acute care hospital services, on a same facility basis, increased $1.04 billion or 17.6% during 2021, as compared to 2020, and income before income taxes increased $359 million or 95% during 2021, as compared to 2020.

During 2021, excluding the impact of the $316 million of governmental stimulus program revenues recorded during 2020, net revenue per adjusted admission increased by 8.6% while net revenue per adjusted patient day increased by 7.7%, as compared to 2020. During 2021, as compared to 2020, inpatient admissions to our acute care hospitals increased by 6.4% and adjusted admissions increased by 7.7%. Patient days at these facilities increased by 7.3% and adjusted patient days increased by 8.6% during 2021 as compared to 2020.  The average length of inpatient stay at these facilities remained unchanged at 5.1 days during each of 2021 and 2020.  The occupancy rate, based on the average available beds at these facilities, was 67% and 63% during 2021 and 2020, respectively.

Information Technology Incident in 2020:

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

As a result of these factors, we estimated that, for the year ended December 31, 2020, this incident had an aggregate unfavorable pre-tax impact of approximately $67 million. The substantial majority of the unfavorable impact was attributable to our acute care services and consisted primarily of lost operating income resulting from the related decrease in patient activity as well as increased revenue reserves recorded in connection with the associated billing delays. Also, the unfavorable impact included certain labor expenses, professional fees and other operating expenses incurred as a direct result of this incident and the related disruption to our operations.

During the year ended December 31, 2021, the operating results of our acute care services were favorably impacted by an aggregate of approximately $43 million resulting from: (i) receipt of commercial cyber insurance proceeds (approximately $26 million), and; (ii) collection of revenues previously reserved during 2020 (approximately $17 million). Although we can provide no assurance or estimation related to the receipt timing, or amount of additional proceeds that we may receive pursuant to commercial insurance coverage we have in connection with this incident, we believe we are entitled to additional insurance proceeds of up to approximately $18 million.

All Acute Care Hospital Services

The following table summarizes the results of operations for all our acute care operations during 2021 and 2020. These amounts include: (i) our acute care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including, if applicable, the results of recently acquired/opened ancillary businesses. Dollar amounts below are reflected in thousands.

	Year Ended		Year Ended
	December 31, 2021		December 31, 2020
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues	$7,108,254	100.0%	$6,337,304	100.0%
Operating charges:
Salaries, wages and benefits	2,968,140	41.8%	2,611,514	41.2%
Other operating expenses	1,772,312	24.9%	1,561,875	24.6%
Supplies expense	1,224,664	17.2%	1,081,159	17.1%
Depreciation and amortization	331,508	4.7%	318,124	5.0%
Lease and rental expense	75,391	1.1%	69,638	1.1%
Subtotal-operating expenses	6,372,015	89.6%	5,642,310	89.0%
Income from operations	736,239	10.4%	694,994	11.0%
Interest expense, net	1,006	0.0%	1,567	0.0%
Other (income) expense, net	567	0.0%	0	0.0%
Income before income taxes	$734,666	10.3%	$693,427	10.9%

During 2021, as compared to 2020, net revenues from our acute care hospital services increased $771 million or 12.2% to $7.11 billion as compared to $6.34 billion during 2020 due to: (i) the $725 million, or 11.6%, increase in same facility revenues, as discussed above, and; (ii) an aggregate increase of $46 million consisting of revenues generated from recently acquired facilities and businesses (as discussed in Note 2 to the Consolidated Financial Statements-Acquisitions and Divestitures) and an increase in provider tax assessments which had no impact on net income attributable to UHS since the amounts were offset between net revenues and other operating expenses.

Income before income taxes increased by $41 million, or 6%, to $735 million or 10.3% of net revenues during 2021 as compared to $693 million or 10.9% of net revenues during 2020. The $41 million increase in income before income taxes from our acute care hospital services resulted primarily from the above-mentioned $43 million increase in income before income taxes, on a same facility basis, as discussed above.

Excluding the above-mentioned $316 million of revenues recorded during 2020 in connection with various governmental stimulus programs, net revenues from our acute care hospital services increased by $1.09 billion or 18.0% during 2021, as compared to 2020, and income before income taxes increased by $357 million or 95% during 2021, as compared to 2020.

Behavioral Health Care Services

The following table sets forth certain operating statistics for our behavioral health care services for the years ended December 31, 2021 and 2020.

	Same Facility Basis		All
	2021	2020	2021	2020
Average licensed beds	23,740	23,477	24,132	23,661
Average available beds	23,638	23,375	24,030	23,559
Patient days	6,114,699	6,109,418	6,162,780	6,142,823
Average daily census	16,752.6	16,692.4	16,884.3	16,783.7
Occupancy-licensed beds	70.6%	71.1%	70.0%	70.9%
Occupancy-available beds	70.9%	71.4%	70.3%	71.2%
Admissions	451,493	445,737	457,006	448,870
Length of stay	13.5	13.7	13.5	13.7

Behavioral Health Care Services-Same Facility Basis

Our Same Facility basis results (which is a non-GAAP measure), which include the operating results for facilities and businesses operated in both the current year and prior year period, neutralize (if applicable) the effect of items that are non-operational in nature including items such as, but not limited to, gains/losses on sales of assets and businesses, impact of the reserve established in connection with the civil aspects of the government’s investigation of certain of our behavioral health care facilities, impacts of settlements, legal judgments and lawsuits, impairments of long-lived and intangible assets and other amounts that may be reflected in the current or prior year financial statements that relate to prior periods. Our Same Facility basis results reflected on the table below also excludes from net revenues and other operating expenses, provider tax assessments incurred in each period as discussed below Sources of Revenue-Various State Medicaid Supplemental Payment Programs. However, these provider tax assessments are included in net revenues and other operating expenses as reflected in the table below under All Behavioral Health Care Services. The provider tax assessments had no impact on the income before income taxes as reflected on the tables below since the amounts offset between net revenues and other operating expenses. To obtain a complete understanding of our financial performance, the Same Facility results should be examined in connection with our net income as determined in accordance with U.S. GAAP and as presented in the condensed consolidated financial statements and notes thereto as contained in this Annual Report on Form 10-K.

The following table summarizes the results of operations for our behavioral health care services, on a same facility basis, and is used in the discussions below for the years ended December 31, 2021 and 2020 (dollar amounts in thousands):

	Year Ended		Year Ended
	December 31, 2021		December 31, 2020
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues	$5,394,647	100.0%	$5,116,728	100.0%
Operating charges:
Salaries, wages and benefits	2,874,224	53.3%	2,717,905	53.1%
Other operating expenses	1,037,248	19.2%	929,922	18.2%
Supplies expense	203,516	3.8%	204,442	4.0%
Depreciation and amortization	182,303	3.4%	175,537	3.4%
Lease and rental expense	41,182	0.8%	41,940	0.8%
Subtotal-operating expenses	4,338,473	80.4%	4,069,746	79.5%
Income from operations	1,056,174	19.6%	1,046,982	20.5%
Interest expense, net	1,338	0.0%	1,447	0.0%
Other (income) expense, net	96	0.0%	1,060	0.0%
Income before income taxes	$1,054,740	19.6%	$1,044,475	20.4%
On a same facility basis during 2021, net revenues generated from our behavioral health services increased by $278 million, or 5.4%, to $5.39 billion, from $5.12 billion generated during 2020. Income before income taxes increased by $10 million, or 1%, to $1.05 billion or 19.6% of net revenues during 2021, as compared to $1.04 billion or 19.6% of net revenues during 2020.

As mentioned above, included in our behavioral health services’ revenues during 2020 was approximately $97 million of revenues recorded in connection with funds received from various governmental stimulus programs, most notably the CARES Act. Excluding these governmental stimulus program revenues from 2020, net revenues from our behavioral health services, on a same facility basis, increased by $375 million or 7.5% during 2021, as compared to 2020, and income before income taxes increased $107 million or 11% during 2021, as compared to 2020.

During 2021, excluding the impact of the $97 million of governmental stimulus program revenues, net revenue per adjusted admission increased by 5.4% and net revenue per adjusted patient day increased by 6.7%, as compared to 2020. On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities increased by 1.3% and 1.6% during 2021, as compared to 2020, respectively. Patient days and adjusted patient days at these facilities increased by 0.1% and 0.4% during 2021, as compared to 2020, respectively. The average length of inpatient stay at these facilities was 13.5 days and 13.7 days during 2021 and 2020, respectively. The occupancy rate, based on the average available beds at these facilities, was 71% during each of 2021 and 2020.

All Behavioral Health Care Services

The following table summarizes the results of operations for all our behavioral health care services during 2021 and 2020. These amounts include: (i) our behavioral health care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts, if applicable, including the results of facilities acquired or opened during the past year as well as the results of certain facilities that were closed or restructured during the past year. Dollar amounts below are reflected in thousands.

	Year Ended		Year Ended
	December 31, 2021		December 31, 2020
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues	$5,503,644	100.0%	$5,208,722	100.0%
Operating charges:
Salaries, wages and benefits	2,893,028	52.6%	2,727,129	52.4%
Other operating expenses	1,145,879	20.8%	1,023,733	19.7%
Supplies expense	204,840	3.7%	204,711	3.9%
Depreciation and amortization	187,761	3.4%	182,012	3.5%
Lease and rental expense	41,703	0.8%	45,505	0.9%
Subtotal-operating expenses	4,473,211	81.3%	4,183,090	80.3%
Income from operations	1,030,433	18.7%	1,025,632	19.7%
Interest expense, net	4,780	0.1%	1,599	0.0%
Other (income) expense, net	96	0.0%	776	0.0%
Income before income taxes	$1,025,557	18.6%	$1,023,257	19.6%

During 2021, as compared to 2020, net revenues generated from our behavioral health services increased $295 million due to: (i) the above-mentioned $278 million or 5.4% increase in net revenues on a same facility basis, and; (ii) $17 million other combined net increases consisting primarily of an increase in provider tax assessments which had no impact on net income attributable to UHS since the amounts were offset between net revenues and other operating expenses.

Income before income taxes increased by $2 million to $1.03 billion or 18.6% of net revenues during 2021, as compared to $1.02 billion or 19.6% of net revenues during 2020. The increase in income before income taxes at our behavioral health facilities was due primarily to: (i) the above-mentioned $10 million increase on a same facility basis, partially offset by; (ii) an $8 million net aggregate decrease resulting primarily from the start-up losses sustained at various newly opened facilities.

Excluding the above-mentioned $97 million of revenues recorded during 2020 in connection with various governmental stimulus programs, net revenues from our behavioral health services increased by $392 million or 7.7% during 2021, as compared to 2020, and income before income taxes increased by $99 million or 11% during 2021, as compared to 2020.

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

In addition to legislative changes, the Legislation can be significantly impacted by executive branch actions.  President Biden is expected to undertake executive actions that will strengthen the Legislation and may reverse the policies of the prior administration.  The Trump Administration had directed the issuance of final rules (i) enabling the formation of health plans that would be exempt from certain Legislation essential health benefits requirements; (ii) expanding the availability of short-term, limited duration health insurance; (iii) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level; (iv) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans; and (vi) incentivizing the use of health reimbursement arrangements by employers to permit employees to purchase health insurance in the individual market. The uncertainty resulting from these Executive Branch policies led to reduced Exchange enrollment in 2018, 2019 and 2020. To date, the Biden administration has issued executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the ACA or the Medicaid program. The ARPA’s expansion of subsidies to purchase coverage through an exchange contributed to increased exchange enrollment in 2021. The recent and on-going COVID-19 pandemic and related U.S. National Emergency declaration may significantly increase the number of uninsured patients treated at our facilities extending beyond the most recent CBO published estimates due to increased unemployment and loss of group health plan health insurance coverage.  It is also anticipated that these policies may create additional cost and reimbursement pressures on hospitals.

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

The 2011 Act included the imposition of annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Committee, which was responsible for developing recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year.  Recent legislation suspended payment reductions through December 31, 2021, in exchange for extended cuts through 2030. In December, 2021, the suspended 2% payment reduction was extended until March 31, 2022 and partially suspended at a 1% payment reduction for an additional three-month period that ends on June 30, 2022.

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

CMS’s calendar year 2018 final OPPS rule, issued on November 13, 2017, substantially reduced Medicare Part B reimbursement for 340B Program drugs paid to hospitals. Beginning January 1, 2018, CMS reimbursement for certain separately payable drugs or biologicals that are acquired through the 340B Program by a hospital paid under the OPPS (and not excepted from the payment adjustment policy) is the average sales price of the drug or biological minus 22.5 percent, an effective reduction of 26.89% in payments for 340B program drugs. In December, 2018, the U.S. District Court for the District of Columbia ruled that HHS did not have statutory authority to implement the 2018 Medicare OPPS rate reduction related to hospitals that qualify for drug discounts under the federal 340B Program and granted a permanent injunction against the payment reduction. On July 31, 2020, the U.S. Court of Appeals for the D.C. Circuit reversed the District Court and held that HHS’s decision to lower drug reimbursement rates for 340B hospitals rests on a reasonable interpretation of the Medicare statute. No further legal challenges are available to the plaintiffs and, as a result, we recognized $8 million of revenues during 2020 that were previously reserved in a prior year. These payment reductions are being challenged before the U.S. Supreme Court, which heard the oral arguments in American Hospital Association v. Becerra on November 30, 2021.  The final result of such lawsuit cannot be predicted.

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

We receive revenues from various state and county-based programs, including Medicaid in all the states in which we operate. We receive annual Medicaid revenues of approximately $100 million, or greater, from each of Texas, California, Nevada, Illinois, Pennsylvania, Washington, D.C., Kentucky, Florida and Massachusetts.  We also receive Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

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

On December 21, 2017, CMS approved the 1115 Waiver for the period January 1, 2018 to September 30, 2022. The Waiver continued to include UC and DSRIP payment pools with modifications and new state specific reporting deadlines that if not met by THHSC will result in material decreases in the size of the UC and DSRIP pools.  For UC during the initial two years of this renewal, the UC program will remain relatively the same in size and allocation methodology.  For year three of this waiver renewal, the federal fiscal year (“FFY”) 2020, and through FFY 2022, the size and distribution of the UC pool will be determined based on charity care costs reported to HHSC in accordance with Medicare cost report Worksheet S-10 principles.  In September 2019, CMS approved the annual UC pool size in the amount of $3.9 billion for demonstration years (“DYs”) 9, 10 and 11 (October 1, 2019 to September 30, 2022).

On April 16, 2021, CMS rescinded its January 15, 2021, 1115 Waiver ten year expedited renewal approval that was effective through September 30, 2030. In July, 2021, HHSC submitted another 1115 Waiver renewal application to CMS which reflects the same terms and conditions agreed to by CMS on January 15, 2021, in order to receive an extension beyond September 30, 2022.

Effective April 1, 2018, certain of our acute care hospitals located in Texas began to receive Medicaid managed care rate enhancements under the Uniform Hospital Rate Increase Program (“UHRIP”). The non-federal share component of these UHRIP rate enhancements are financed by Provider Taxes. The Texas 1115 Waiver rules require UHRIP rate enhancements be considered in the Texas UC payment methodology which results in a reduction to our UC payments. The UC amounts reported in the State Medicaid Supplemental Payment Program Table below reflect the impact of this new UHRIP program. In July 2020, THHSC announced CMS approval of an increase to UHRIP pool for the state’s 2021 fiscal year to $2.7 billion from its prior funding level of $1.6 billion.

On March 26, 2021, HHSC published a final rule that will apply to program periods on or after September 1, 2021, and UHRIP will be re-named the Comprehensive Hospital Increase Reimbursement Program (“CHIRP”). CHIRP will be comprised of a UHRIP component and an Average Commercial Incentive Award (“ACIA”) component. HHSC has proposed a pool size of $5.0 billion subject to CMS approval. We are not able to estimate the financial impact of the program change if CMS approval occurs.

Although we believe that CMS will ultimately approve the UHRIP program for the 2022 fiscal year, CMS approval has not yet occurred.  As a result, our results of operations for the year ended December 31, 2021 exclude approximately $12 million of estimated UHRIP net revenues attributable to the period September 1, 2021 through December 31, 2021.

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

Texas Delivery System Reform Incentive Payments:

In addition, the Texas Medicaid Section 1115 Waiver includes a DSRIP pool to incentivize hospitals and other providers to transform their service delivery practices to improve quality, health status, patient experience, coordination, and cost-effectiveness. DSRIP pool payments are incentive payments to hospitals and other providers that develop programs or strategies to enhance access to health care, increase the quality of care, the cost-effectiveness of care provided and the health of the patients and families served. In May, 2014, CMS formally approved specific DSRIP projects for certain of our hospitals for demonstration years 3 to 5 (our facilities did not materially participate in the DSRIP pool during demonstration years 1 or 2). DSRIP payments are contingent on the hospital meeting certain pre-determined milestones, metrics and clinical outcomes. Additionally, DSRIP payments are contingent on a governmental entity providing an IGT for the non-federal share component of the DSRIP payment. THHSC generally approves DSRIP reported metrics, milestones and clinical outcomes on a semi-annual basis in June and December.  Under the CMS approval noted above, the Waiver renewal requires the transition of the DSRIP program to one focused on "health system performance measurement and improvement." THHSC must submit a transition plan describing "how it will further develop its delivery system reforms without DSRIP funding and/or phase out DSRIP funded activities and meet mutually agreeable milestones to demonstrate its ongoing progress."  The size of the DSRIP pool will remain unchanged for the initial two years of the waiver renewal with unspecified decreases in years three and four of the renewal, FFY 2020 and 2021, respectively.  In FFY 2022, DSRIP funding under the waiver is eliminated. In connection with this DSRIP program, included in our results of operations was an aggregate of approximately $34 million in 2021 and $23 million in each of 2020 and 2019.  For FFY 2022, we will no longer receive DSRIP funds due to the elimination of this funding source by CMS in the Waiver renewals except for certain carryover DSRIP projects for which achievement of the required metrics will not be known until later in state fiscal year 2022. In March, 2020, HHSC submitted a DSRIP Transition Plan to CMS as required by the 1115 Waiver Special Terms and Conditions #37 that outlines a transition from the current DSRIP program to a Value-Based Purchasing (“VBP”) type payment model. As noted above, HHSC finalized a rule to make changes to existing UHRIP program. This rule change reflects HHSC’s effort to comply with federal regulations that require directed-payment programs to advance goals included in the state’s Medicaid managed care quality strategy and to align with the ongoing efforts to transition from the Delivery System Reform Incentive Payment program. We are unable to estimate the financial impact of this payment change.

Summary of Amounts Related To The Above-Mentioned Various State Medicaid Supplemental Payment Programs:

The following table summarizes the revenues, Provider Taxes and net benefit related to each of the above-mentioned Medicaid supplemental programs for the years ended December 31, 2021 and 2020.  The Provider Taxes are recorded in other operating expenses on the Condensed Consolidated Statements of Income as included herein.

	(amounts in millions)
	2021	2020
Texas UC/UPL:
Revenues	$120	$119
Provider Taxes	(35)	(37)
Net benefit	$85	$82

Texas DSRIP:
Revenues	$49	$33
Provider Taxes	(16)	(10)
Net benefit	$33	$23

Various other state programs:
Revenues	$472	$336
Provider Taxes	(160)	(138)
Net benefit	$312	$198

Total all Provider Tax programs:
Revenues	$641	$488
Provider Taxes	(211)	(185)
Net benefit	$430	$303

We estimate that our aggregate net benefit from the Texas and various other state Medicaid supplemental payment programs will approximate $391 million (net of Provider Taxes of $257 million) during the year ending December 31, 2022. These amounts are based upon various terms and conditions that are out of our control including, but not limited to, the states’/CMS’s continued approval of the programs and the applicable hospital district or county making IGTs consistent with 2021 levels. The decrease in the projected aggregate net benefit from these programs for 2022, as compared to 2021, relates primarily to a $39 million projected net decrease in reimbursements from the Kentucky Hospital Rate Increase Program, as discussed below, since the $97 million net benefit realized from this program during 2021 was applicable to the eighteen-month period of July 1, 2020 through December 31, 2021.

Future changes to these terms and conditions could materially reduce our net benefit derived from the programs which could have a material adverse impact on our future consolidated results of operations. In addition, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our future consolidated results of operations. As described below in 2019 Novel Coronavirus Disease Medicare and Medicaid Payment Related Legislation, a 6.2% increase to the Medicaid Federal Matching Assistance Percentage (“FMAP”) is included in the Families First Coronavirus Response Act. The impact of the enhanced FMAP Medicaid supplemental and DSH payments are reflected in our financial results for the years ended December 31, 2021 and 2020. We are unable to estimate the prospective financial impact of this provision at this time as our financial impact is contingent on unknown state action during future eligible federal fiscal quarters.

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

In connection with these DSH programs, included in our financial results was an aggregate of approximately $51 million during 2021 and $48 million during 2020. We expect the aggregate reimbursements to our hospitals pursuant to the Texas and South Carolina 2022 fiscal year programs to be approximately $48 million.

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

Our behavioral health care facilities in Texas have been receiving Medicaid DSH payments since FFY 2016. As with all Medicaid DSH payments, hospitals are subject to state audits that typically occur up to three years after their receipt. DSH payments are subject to a federal Hospital Specific Limit (“HSL”) and are not fully known until the DSH audit results are concluded. In general, freestanding psychiatric hospitals tend to provide significantly less charity care than acute care hospitals and therefore are at more risk for retroactive recoupment of prior year DSH payments in excess of their respective HSL. In light of the retroactive HSL audit risk for freestanding psychiatric hospitals, we have established DSH reserves for our facilities that have been receiving funds since FFY 2016. These DSH reserves are also impacted by the resolution of federal DSH litigation related to Children’s Hospital Association of Texas v. Azar (“CHAT”), No. 17-cv-844 (D.D.C. March 2, 2018), appeal docketed, No. 18-5135 (D.C. Cir. May 9, 2018) where the calculation of HSL was being challenged. In August, 2019, DC Circuit Court of Appeals issued a unanimous decision in CHAT and reversed the judgment of the district court in favor of CMS and ordered that CMS’s “2017 Rule” (regarding Medicaid DSH Payments—Treatment of Third Party Payers in Calculating Uncompensated Care Costs) be reinstated. CMS has not issued any additional guidance post the ruling. In April 2020, the plaintiffs in the case have petitioned the Supreme Court of the United States to hear their case. Additionally, there have been separate legal challenges on this same issue in the Fifth and Eight Circuits. On November 4, 2019, the United States Court of Appeals for the Eighth Circuit issued an opinion upholding the 2017 Rule. Missouri Hosp. Ass’n v. Azar, No. 18-1778 (8th Cir. Nov. 4, 2019) (i.e. reversing a district court order enjoining the 2017 rule). On April 20, 2020, the United States Court of Appeals of the Fifth Circuit issued a decision also upholding the 2017 Rule. Baptist Memorial Hospital v. Azar, No. 18-60592 (5th Cir. April 20, 2020). In light of these court decisions, we continue to maintain reserves in the financial statements for cumulative Medicaid DSH and UC reimbursements related to our behavioral health hospitals located in Texas that amounted to $40 million and $35 million as of December 31, 2021 and 2020, respectively.

Nevada SPA:

In Nevada, CMS approved a state plan amendment (“SPA”) in August, 2014 that implemented a hospital supplemental payment program retroactive to January 1, 2014. This SPA has been approved for additional state fiscal years including the 2022 fiscal year covering the period of July 1, 2021 through June 30, 2022.

In connection with this program, included in our financial results was approximately $23 million during 2021 and $25 million during 2020.  We estimate that our reimbursements pursuant to this program will approximate $21 million during the year ended December 31, 2022.

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

California Hospital Fee Program CMS Approval Status:

Hospital Fee Program Component	CMS Methodology Approval Status	CMS Rate Setting Approval Status
Fee For Service Payment	Approved through December 31, 2021	Approved through December 31, 2021; Paid through June 30, 2021
Managed Care-Pass-Through Payment	Approved through December 31, 2021	Approved through June 30, 2017; Paid in advance of approval through December 31, 2020
Managed Care-Directed Payment	Approved through December 31, 2020	Approved through June 30, 2017; Paid in advance of approval through December 31, 2019

In connection with the existing program, included in our financial results was approximately $46 million during 2021 and $63 million during 2020 ($17 million of which related to prior years).  We estimate that our reimbursements pursuant to this program will approximate $50 million during the year ended December 31, 2022. The aggregate impact of the California supplemental payment program, as outlined above, is included in the above State Medicaid Supplemental Payment Program table.

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

Kentucky Hospital Rate Increase Program (“HRIP”):

In early 2021, CMS approved the Kentucky Medicaid Managed Care Hospital Rate Increase Program (“HRIP”) for SFY 2021, which covered the period of July 1, 2020 through June 30, 2021. In December 2021, CMS approved the HRIP program period for the period July 1, 2021 to December 31, 2021. Included in our financial results for the year ended December 31, 2021 was approximately $97 million of HRIP reimbursement covering the eighteen-month period of July 1, 2020 through December 31, 2021.

Programs such as HRIP require an annual state submission and approval by CMS. In December, 2021, CMS approved the program for the period of January 1, 2022 through December 31, 2022 at rates similar to the prior year. We estimate that our reimbursements pursuant to HRIP will approximate $58 million during the year ended December 31, 2022.

Florida Medicaid Managed Care Directed Payment Program (“DPP”):

During the fourth quarter of 2021, we recorded approximately $23 million of increased reimbursement resulting from the Medicaid managed care directed payment program for the 2021 rate period (covering the period of October 1, 2020 to September 30, 2021). Various DPP related legislative and regulatory approvals result in the retroactive payment of the increased reimbursement after the applicable rate year has ended. The payment methodology and amount of the 2022 DPP (covering the period of October 1, 2021 to September 30, 2022) is expected to be comparable to the 2021 DPP. As a result, if CMS and other legislative and regulatory approvals occur in connection with the 2022 DPP, we estimate that our reimbursements pursuant to the 2022 DPP will approximate $21 million during the year ended December 31, 2022. Additional Medicaid managed regions in the state may participate in the program during the 2022 DPP year which, if implemented, would increase our reimbursements received pursuant to the 2022 DPP.

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
•

The Legislation (as amended by subsequent federal legislation) requires annual aggregate reductions in federal DSH funding from FFY 2024 through FFY 2027. Medicaid DSH reductions have been delayed several times. Commencing in federal fiscal year 2024, and continuing through 2027, DSH payments will be reduced by $8 billion annually.

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
•

The HHS Secretary renewed the public health emergency (“PHE”) effective January 16, 2022 for ninety (90) days. As a result, states would be eligible for the enhanced FMAP through the end of federal fiscal quarter ending June 30, 2022 should the PHE not be rescinded by the Secretary before the end of the ninety day period.

•	Creation of a $250 billion Public Health and Social Services Emergency Fund (“PHSSEF”)
•

Makes grants available to hospitals and other healthcare providers to cover unreimbursed healthcare related expenses or lost revenues attributable to the public health emergency resulting from the coronavirus.

•

During 2021, we received approximately $189 million in PHSSEF grants from the federal government as provided for by the CARES Act. As previously disclosed, we returned these funds to HHS during the second quarter of 2021. Since our intent was to return these funds, our financial results for the year ended December 31, 2021 include no impact from the receipt of these federal funds. In connection with this PHSSEF program, as well as other various state and local governmental stimulus programs, included in financial results were reimbursements of approximately $20 million recorded during 2021 and $413 million recorded during 2020.

•

During the year ended December 31, 2020, we received approximately $417 million of funds from various governmental stimulus programs, most notably the PHSSEF as provided for by the CARES Act.  As mentioned above, included financial results for the year ended December 31, 2020 was approximately $413 million of revenues recognized in connection with funds received from these federal, state and local governmental stimulus programs.

•

All PHSSEF receipts are subject to meeting the applicable the terms and conditions of the various distribution programs as of September 30, 2021. The Consolidated Appropriations Act, 2021 (H.R. 133) enacted on December 27, 2020 includes language that provides specific instructions on: (1) the redistribution of PHSSEF grant payments by a parent company among its subsidiaries, and; (2) the calculation of lost revenue in a PHSSEF grant entitlement determination. The HHS terms and conditions for all grant recipients and specific fund distributions are located at https://www.hhs.gov/coronavirus/cares-act-provider-relief-fund/for-providers/index.html

•	Reimburse hospitals at Medicare rates for uncompensated COVID-19 care for the uninsured
•

Our financial results for the years ended December 31, 2021 and 2020 include approximately $71 million and $29 million, respectively, of revenues recorded in connection with this COVID-19 uninsured program.  Revenue for the eligible patient encounters is recorded in the period in which the encounter is deemed eligible for this program net of any normal accounting reserves.

•	Medicare Sequestration Relief
•

Suspension of the 2% Medicare sequestration offset for Medicare services provided from May 1, 2020 through December 31, 2021 by various legislative extensions. In December, 2021, the suspended 2% payment reduction was extended until March 31, 2022 and partially suspended at a 1% payment reduction for an additional three-month period that ends on June 30, 2022.

•

Our financial results for the years ended December 31, 2021 and 2020 include approximately $45 million and $30 million, respectively, of revenues recorded in connection with this Medicare sequestration relief program.

•	Medicare add-on for inpatient hospital COVID-19 patients
•

Increases the payment that would otherwise be made to a hospital for treating a Medicare patient admitted with COVID-19 by twenty percent (20%) for the duration of the COVID-19 public health emergency.

•

Our financial results for the years ended December 31, 2021 and 2020 include approximately $34 million and $32 million, respectively, of revenues recorded in connection with this COVID-19 Medicare add-on program. These payments were intended to offset the increased expenses associated with the treatment of Medicare COVID-19 patients.

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

Other Operating Results

Interest Expense

Reflected below are the components of our interest expense which amounted to $84 million during 2021 and $106 million during 2020 (amounts in thousands):

	2021	2020
Revolving credit & demand notes (a.)	$2,318	$2,248
$700 million, 4.75% Senior Notes due 2022 (b.)	—	23,932
$400 million, 5.00% Senior Notes due 2026 (c.)	14,000	20,000
$800 million, 2.65% Senior Notes due 2030 (d.)	21,470	5,849
$700 million, 1.65% Senior Notes due 2026 (e.)	4,137	—
$500 million, 2.65% Senior Notes due 2032 (f.)	4,720	—
Term loan facility A (a.)	26,408	38,467
Term loan facility B (a.)	5,941	11,892
Accounts receivable securitization program (g.)	787	3,752
Subtotal-revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	79,781	106,140
Amortization of financing fees	4,310	4,938
Other combined interest expense	5,588	2,268
Capitalized interest on major projects	(4,411)	(4,257)
Interest income	(1,596)	(2,804)
Interest expense, net	$83,672	$106,285
(a.)

In August, 2021, we entered into a seventh amendment to our credit agreement dated November 15, 2010, as amended, which provided for the amendment and restatement of the previously existing credit facility. In September, 2021, we entered into an eighth amendment to our credit agreement which modified the definition of “Adjusted LIBO Rate”. The seventh amendment, provided for, among other things, the following: (i) a $1.2 billion aggregate amount revolving credit facility that is scheduled to mature in August, 2026, representing an increase of $200 million over the $1.0 billion previous commitment ($343 million of borrowings outstanding as of December 31, 2021); (ii) a $1.7 billion tranche A term loan facility that is scheduled to mature in August, 2026, resulting in a reduction of $150 million from the $1.85 billion of borrowings outstanding under the previous tranche A term loan facility, and; (iii) repayment of approximately $488 million of borrowings outstanding under the previous tranche B term loan facility. The $638 million net repayment of borrowings under the tranche A and tranche B term loan facilities in connection with the seventh amendment ($150 million and $488 million, respectively), were funded utilizing a portion of the proceeds generated from the August, 2021 issuance of the $700 million, 1.65% Senior Notes due in 2026, and the $500 million, 2.65%, Senior Notes due in 2032.

(b.)	In September, 2020, we redeemed the entire $700 million aggregate principal amount of our previously outstanding 4.75% Senior Secured Notes that were scheduled to mature in 2022.
(c.)

In September, 2021, we redeemed the entire $400 million aggregate principal amount of our previously outstanding 5.00% Senior Secured Notes that were scheduled to mature in 2026 at a cash redemption price equal to the sum of 102.50% of the aggregate principal amount. This redemption was funded utilizing a portion of the proceeds generated from the August, 2021 issuance of the $700 million, 1.65% Senior Notes due in 2026, and the $500 million, 2.65% Senior Notes due in 2032, as discussed in (e.) and (f.) below.

(d.)	In September, 2020, we completed the offering of $800 million aggregate principal amount of 2.65% Senior Notes due in 2030.
(e.)	In August, 2021, we completed the offering of $700 million aggregate principal amount of 1.65% Senior Notes due in 2026.

(f.)	In August, 2021, we completed the offering of $500 million aggregate principal amount of 2.65% Senior Notes due in 2032.
(g.)

Our accounts receivable securitization program was amended in April, 2021 to reduce the borrowing commitment to $20 million (from $450 million previously) and to extend the maturity date to April 25, 2022. There are no outstanding borrowings as of December 31, 2021.

Interest expense decreased by $22 million during 2021 to $84 million as compared to $106 million during 2020. The decrease was primarily due to: (i) a net $26 million decrease in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facilities and accounts receivable securitization program resulting from a decrease in our aggregate average cost of borrowings pursuant to these facilities (2.1% during 2021 as compared to 2.8% during 2020), partially offset by a slight increase in the aggregate average outstanding borrowings ($3.72 billion during 2021 as compared to $3.70 billion during 2020), partially offset by; (ii) a net $4 million increase in other interest expenses.

The average effective interest rate, including amortization of deferred financing costs, original issue discount and designated interest rate swap expense/income, on borrowings outstanding under our revolving credit, demand notes, senior notes, term loan A and B facilities and accounts receivable securitization program, which amounted to approximately $3.72 billion during 2021 and $3.70 billion during 2020, were 2.2% during 2021 and 3.0% during 2020.

Costs Related to Early Extinguishment of Debt

In connection with financing transactions completed during 2021 and 2020, our results of operations for each year include pre-tax charges of approximately $17 million in 2021 and $1 million in 2020, incurred for the costs related to the extinguishment of debt. These charges, which were included in other operating (income) expenses, net, consisted of the following: (i) during 2021, write-off of deferred charges (approximately $7 million) as well as the make-whole premium paid on the early redemption of the $400 million, 5% senior notes (approximately $10 million), and; (ii) during 2020, write-off of deferred charges ($3 million), partially offset by the recording of the unamortized bond premium ($2 million) related to the above-mentioned redemption (in September, 2020) of the $700 million aggregate principal amount of the 4.75% senior secured notes that were scheduled to mature in 2022.

Provision for Asset Impairment

In connection with the discontinuation of a certain module of a new clinical/financial information technology application under development, our financial results for the year ended December 31, 2021 include a pre-tax provision for asset impairment of approximately $14 million to write-off the applicable portion of the capitalized costs incurred and is included in other operating expenses on the accompanying consolidated statement of income.

Provision for Income Taxes and Effective Tax Rates

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for each of the years ended December 31, 2021 and 2020 (dollar amounts in thousands):

	2021	2020
Provision for income taxes	$305,681	$299,293
Income before income taxes	1,293,313	1,252,083
Effective tax rate	23.6%	23.9%

The provision for income taxes increased $6 million during 2021, as compared to 2020, due primarily to: (i) the income tax provision recorded in connection with the $54 million increase in pre-tax income, as discussed above in Results of Operations, and; (ii) a $10 million decrease in the provision for income taxes resulting from ASU 2016-09, which decreased our provision for income taxes by approximately $2 million during 2021, as compared to an increase of approximately $7 million during 2020.

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

Inflation — The healthcare industry is very labor intensive and salaries and benefits are subject to inflationary pressures, as are supply costs, construction costs and medical equipment and other costs. The nationwide shortage of nurses and other clinical staff and support personnel has been a significant operating issue facing us and other healthcare providers. In particular, like others in the healthcare industry, we continue to experience a shortage of nurses and other clinical staff and support personnel in certain geographic areas, which has been exacerbated by the COVID‑19 pandemic. We are treating patients with COVID‑19 in our facilities and, in some areas, the increased demand for care is putting a strain on our resources and staff, which has required us to utilize higher‑cost temporary labor and pay premiums above standard compensation for essential workers. The length and extent of the disruptions caused by the COVID‑19 pandemic are currently unknown; however, we expect such disruptions to continue into 2022 and potentially throughout the duration of the pandemic and beyond. This staffing shortage may require us to further enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel or require us to hire expensive temporary personnel. We have also experienced cost increases related to the procurement of medical supplies and equipment as well as construction of new facilities and additional capacity added to existing facilities. Our ability to pass on increased costs associated with providing healthcare to Medicare and Medicaid patients is limited due to various federal, state and local laws which have been enacted that, in certain cases, limit our ability to increase prices.

Liquidity

Year ended December 31, 2021 as compared to December 31, 2020:

Net cash provided by operating activities

Net cash provided by operating activities was $884 million during 2021 as compared to $2.360 billion during 2020. The net decrease of $1.476 billion was primarily attributable to the following:

•

an unfavorable change of $1.398 billion resulting primarily from the early return of the $695 million of Medicare accelerated payments which were repaid during the first quarter of 2021, as compared to a favorable change of $699 million experienced during 2020 resulting primarily from receipt of the Medicare accelerated payments;

•

an unfavorable change of approximately $262 million due to the following, as provided for by the CARES Act: (i) a $178 million favorable impact experienced during 2020 resulting from the payment deferral of the employer’s share of Social Security taxes, and; (ii) an $84 million unfavorable impact experienced during 2021 resulting from the payment of the first of two installments to remit the deferred amount (the $94 million remaining payment deferral will be remitted during 2022);

•

a favorable change of $137 million in accounts receivable due, in part, to the unfavorable impact experienced during 2020, and corresponding favorable impact experienced during 2021, resulting from the coding, billing and collection delays experienced during the fourth quarter of 2020 resulting from the information technology incident, as discussed above;

•

a favorable change of $88 million resulting from an increase in net income plus/minus depreciation and amortization expense, stock-based compensation, gain/loss on sale of assets and businesses and costs related to debt extinguishment and provision for asset impairment;

•	an unfavorable change of $64 million in accrued and deferred income taxes;
•	a favorable change of $49 million in accrued insurance expense, net of commercial premiums paid, and;
•	$26 million of other combined net unfavorable changes.

Days sales outstanding (“DSO”):  Our DSO are calculated by dividing our net revenue by the number of days in the year. The result is divided into the accounts receivable balance at the end of the year. Our DSO were 50 days at December 31, 2021 and 55 days at December 31, 2020.

Net cash used in investing activities

Net cash used in investing activities was $914 million during 2021 and $803 million during 2020.

      2021:

The $914 million of net cash used in investing activities during 2021 consisted of:

•	$856 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;
•

$105 million spent to acquire businesses and property, consisting primarily of a micro acute care hospital located in Las Vegas, Nevada, and a physician practice management company located in California;

•	$25 million of proceeds received from sales of assets and businesses;
•	$20 million received in connection with the implementation of information technology applications (consists primarily of refunded costs previously paid), and;
•	$1 million received in connection with net cash outflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates.

   2020:

The $803 million of net cash used in investing activities during 2020 consisted of:

•	$731 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;

•	$52 million spent to acquire businesses and property, consisting primarily of the real estate assets of an acute care hospital located in Las Vegas, Nevada;
•	$22 million spent in connection with net cash outflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates;
•	$8 million of proceeds received from sales of assets and businesses;
•	$3 million spent on the purchase and implementation of information technology applications, and;
•	$3 million spent to fund investments in various joint-ventures.

Net cash used in financing activities

Net cash used in financing activities was $1.069 billion during 2021 and $385 million during 2020.

2021:

The $1.069 billion of net cash used in financing activities during 2021 consisted of the following:

•

spent $3.038 billion on net repayment of debt as follows: (i) $1.911 billion related to our tranche A term loan facility; (ii) $490 million related to our terminated tranche B term loan facility; (iii) $410 million related to the early redemption of our previously outstanding $400 million, 5.00% senior secured notes which were scheduled to mature in June, 2026; (iv) $225 million related to our accounts receivable securitization program, and; (v) $2 million related to other debt facilities;

•

generated $3.255 billion of proceeds related to new borrowings as follows: (i) $1.7 billion related to our tranche A term loan facility; (ii) $699 million (net of discount) related to the August, 2021 issuance of $700 million, 1.65% senior secured notes due in September, 2026; (iii) $499 million (net of discount) related to the August, 2021 issuance of $500 million, 2.65% senior secured notes due in January, 2032; (iv) $343 million pursuant to our revolving credit facility, and; (v) $14 million of proceeds received related to other debt facilities;

•

spent $1.221 billion to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our stock repurchase program ($1.201 billion), and; (ii) income tax withholding obligations related to stock-based compensation programs ($20 million);

•	spent $66 million to pay quarterly cash dividends of $.20 per share;
•	spent $19 million to pay financing costs incurred in connection with the various financing transactions, as discussed herein;
•	generated $13 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans;
•	received $13 million in capital contributions from minority members in majority owned businesses, and;
•	spent $7 million to pay profit distributions related to noncontrolling interests in majority owned businesses.

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

•

spent $207 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our stock repurchase program, which was suspended in April, 2020 for the remainder of 2020 as a result of the COVID-19 pandemic ($197 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($10 million);

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

2022 Expected Capital Expenditures:

During 2022, we expect to spend approximately $950 million to $1.1 billion on capital expenditures which includes expenditures for capital equipment, construction of new facilities, and renovations and expansions at existing hospitals. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources:

Credit Facilities and Outstanding Debt Securities

On August 24, 2021, we entered into a seventh amendment to our credit agreement dated as of November 15, 2010, as amended and restated as of September 21, 2012, August 7, 2014 and October 23, 2018, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, (the “Credit Agreement”).  In September, 2021, we entered into an eighth amendment to our Credit Agreement which modified the definition of “Adjusted LIBO Rate”.

The seventh amendment to the Credit Agreement, among other things, provided for the following:

o

a $1.2 billion aggregate amount revolving credit facility, which is scheduled to mature on August 24, 2026, representing an increase of $200 million over the $1.0 billion previous commitment. As of December 31, 2021, this facility had $343 million of borrowings outstanding and $854 million of available borrowing capacity, net of $4 million of outstanding letters of credit;

o

a $1.7 billion tranche A term loan facility, which is scheduled to mature on August 24, 2026, resulting in an initial reduction of $150 million from the $1.85 billion of borrowings outstanding under the previous tranche A term loan facility, and;

o	repayment of approximately $488 million of outstanding borrowings and termination of the previous tranche B term loan facility.

Pursuant to the terms of the seventh amendment, the tranche A term loan, which had $1.689 billion of borrowings outstanding as of December 31, 2021, provides for installment payments of $10.625 million per quarter beginning on December 31, 2021 through September 30, 2023 and $21.25 million per quarter beginning on December 31, 2023 through June 30, 2026. The unpaid principal balance at June 30, 2026 is due on the maturity date.

Revolving credit and tranche A term loan borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625%. As of December 31, 2021, the applicable margins were 0.25% for ABR-based loans and 1.25% for LIBOR-based loans under the revolving credit and term loan A facilities.  The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of December 31, 2021 and December 31, 2020.

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

In April, 2021, our accounts receivable securitization program (“Securitization”) was amended (the eighth amendment) to: (i) reduce the aggregate borrowing commitments to $20 million (from $450 million previously); (ii) slightly reduce the borrowing rates and commitment fee, and; (iii) extend the maturity date to April 25, 2022 (from April, 2021 previously).  Substantially all other material terms and conditions remained unchanged. There were no borrowings outstanding pursuant to the Securitization as of December 31, 2021.

On September 13, 2021, we redeemed $400 million of aggregate principal amount of 5.00% senior secured notes, that were scheduled to mature on June 1, 2026, at 102.50% of the aggregate principal, or $410 million.

As of December 31, 2021, we had combined aggregate principal of $2.0 billion from the following senior secured notes:

o	$700 million aggregate principal amount of 1.65% senior secured notes due in September, 2026 (“2026 Notes”) which were issued on August 24, 2021.
o	$800 million aggregate principal amount of 2.65% senior secured notes due in October, 2030 (“2030 Notes”) which were issued on September 21, 2020.
o	$500 million of aggregate principal amount of 2.65% senior secured notes due in January, 2032 (“2032 Notes”) which were issued on August 24, 2021.

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

As discussed in Note 9 to the Consolidated Financial Statements-Relationship with Universal Health Realty Income Trust and Other Related Party Transactions, on December 31, 2021, we (through wholly-owned subsidiaries of ours) entered into an asset exchange and substitution transaction with Universal Health Realty Income Trust (the “Trust”), pursuant to the terms of which we, among other things, transferred to the Trust, the real estate assets of Aiken Regional Medical Center (“Aiken”) and Canyon Creek Behavioral Health (“Canyon Creek”).  In connection with this transaction, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases (with the Trust as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033.  As a result of our purchase option within the Aiken and Canyon Spring lease agreements, this asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our monthly lease payments payable to the Trust will be recorded to interest expense and as a reduction of the outstanding financial liability. The amount allocated to interest expense will be determined using our incremental borrowing rate and will be based on the outstanding financial liability. In connection with this transaction, our Consolidated Balance Sheet at December 31, 2021 reflects a financial liability of approximately $82 million which is included in debt.

At December 31, 2021, the carrying value and fair value of our debt were each approximately $4.2 billion. At December 31, 2020, the carrying value and fair value of our debt were each approximately $3.9 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was approximately 41% at December 31, 2021 and 38% at December 31, 2020.

We expect to finance all capital expenditures and acquisitions and pay dividends and potentially repurchase shares of our common stock utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing revolving credit facility, which had $854 million of available borrowing capacity as of December 31, 2021, or through refinancing the existing Credit Agreement; (ii) the issuance of other short-term and/or long-term debt, and/or; (iii) the issuance of equity. We believe that our operating cash flows, cash and cash equivalents, available commitments under existing agreements, as well as access to the capital markets, provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months. However, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2021 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $168 million consisting of: (i) $158 million related to our self-insurance programs, and; (ii) $10 million of other debt and public utility guarantees.

Obligations under operating leases for real property, real property master leases and equipment amount to $448 million as of December 31, 2021. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income. We sublease space in these buildings and any amounts received from these subleases are offset against the expense. In addition, we lease certain hospital facilities from Universal Health Realty Trust (the “Trust”) with terms scheduled to expire in 2026, 2033 and 2040. These leases contain various renewal options, as disclosed in Note 9 to the Consolidated Financial Statements-Relationship with Universal Health Realty Income Trust and Other Related Party Transactions. We also lease two free-standing emergency departments and space in certain medical office buildings which are owned by the Trust.  In addition, we lease the real property of certain other facilities from non-related parties as indicated in Item 2. Properties, as included herein.

The following represents the scheduled maturities of our contractual obligations as of December 31, 2021:

	Payments Due by Period (dollars in thousands)
		Less than	2-3	4-5	After
	Total	1 year	years	years	5 years
Long-term debt obligations (a)	$4,190,288	$48,409	$151,660	$2,552,668	$1,437,551
Estimated future interest payments on debt outstanding as of December 31, 2021 (b)	643,153	94,725	160,632	146,614	241,182
Construction commitments (c)	21,063	10,532	10,532	0	0
Purchase and other obligations (d)	366,728	54,236	116,021	84,146	112,325
Operating leases (e)	448,453	75,790	127,348	95,291	150,024
Estimated future payments for defined benefit pension plan, and other retirement plan (f)	178,861	17,861	17,889	18,616	124,495
Health and dental unpaid claims (g)	113,600	113,600	0	0	0
Total contractual cash obligations	$5,962,146	$415,153	$584,082	$2,897,335	$2,065,577

(a)	Reflects debt outstanding, after unamortized financing costs, as of December 31, 2021 as discussed in Note 4 to the Consolidated Financial Statements.
(b)

Assumes that all debt outstanding as of December 31, 2021, including borrowings under our Credit Agreement, remain outstanding until the final maturity of the debt agreements at the same interest rates (some of which are floating) which were in effect as of December 31, 2021. We have the right to repay borrowings upon short notice and without penalty, pursuant to the terms of the Credit Agreement.

(c)

Our share of the estimated construction cost of a behavioral health care facility scheduled to be completed in 2023 that, subject to approval of certain regulatory conditions, we are required to build pursuant to a joint-venture agreement with a third party. In addition, we had various other projects under construction as of December 31, 2021. Because we can terminate substantially all of the construction contracts related to the various other projects at any time without paying a termination fee, these costs are excluded from the table above.

(d)

Consists of: (i) $63 million related to long-term contracts with third-parties consisting primarily of certain revenue cycle data processing services for our acute care facilities; (ii) $208 million related to the future expected costs to be paid to a third-party vendor in connection with the ongoing operation of an electronic health records application and purchase and implementation of a revenue cycle and other applications for our acute care facilities; (iii) and $21 million for other software applications, and; (iv) $75 million in healthcare infrastructure in Washington D.C. in connection with various agreements with the District of Columbia, as discussed below.

(e)

Reflects our future minimum operating lease payment obligations related to our operating lease agreements outstanding as of December 31, 2021 as discussed in Note 7 to the Consolidated Financial Statements. Some of the lease agreements provide us with the option to renew the lease and our future lease obligations would change if we exercised these renewal options. In connection with these operating lease commitments, our consolidated balance sheet as of December 31, 2021 includes right of use assets amounting to $367 million and aggregate operating lease liabilities of $369 million ($64 million included in current liabilities and $305 million included in noncurrent liabilities).

(f)

Consists of $156 million of estimated future payments related to our non-contributory, defined benefit pension plan (estimated through 2080), as disclosed in Note 8 to the Consolidated Financial Statements, and $23 million of estimated future payments related to other retirement plan liabilities ($20 million of liabilities recorded in other non-current liabilities as of December 31, 2021 in connection with these retirement plans).

(g)	Consists of accrued and unpaid estimated claims expense incurred in connection with our commercial health insurers and self-insured employee benefit plans.

As of December 31, 2021, the total net accrual for our professional and general liability claims was $349 million, of which $74 million is included in other current liabilities and $275 million is included in other non-current liabilities. We exclude the $349 million for professional and general liability claims from the contractual obligations table because there are no significant contractual obligations associated with these liabilities and because of the uncertainty of the dollar amounts to be ultimately paid as well as the timing of such payments. Please see Self-Insured/Other Insurance Risks above for additional disclosure related to our professional and general liability claims and reserves.

During 2020, we entered into a various agreements with the District of Columbia (the “District”) related to the development, leasing and operation of an acute care hospital and certain other facilities/structures on land owned by the District (“District Facilities”).  The agreements contemplate that we will serve as manager for development and construction of the District Facilities on behalf of the District, with a projected aggregate cost of approximately $375 million, approximately $8 million of which was incurred as of December 31, 2021, which will be entirely funded by the District. Construction of the District Facilities is expected to be completed by 2024. Upon completion of the District Facilities, we will lease the District Facilities for a nominal rental amount for a period of 75 years and are obligated to operate the District Facilities during the lease term. We have certain lease termination rights in connection with the District Facilities beginning on the tenth anniversary of the lease commencement date for various and decreasing amounts as provided for in the agreements. Additionally, any time after the 10th anniversary of the lease term, we have a right to purchase the District Facilities for a price equal to the greater of fair market value of the District Facilities or the amount necessary to defease the bonds issued by the District to fund the construction of the District Facilities. The lease agreement also entitles the District to participation rent should certain specified earnings before interest, taxes, depreciation and amortization thresholds be achieved by the acute care hospital. Additionally, we have committed to expend no less than $75 million, over a projected 13-year period, in healthcare infrastructure including expenditures related to the District Facilities as well as other healthcare related expenditures in certain specified areas of Washington, D.C. This financial commitment is included in “Purchase and other obligations” as reflected on the contractual obligations table above.  Pursuant to the agreements, the District is entitled to certain termination fees and other amounts as specified in the agreements in the event we, within certain specified periods of time, cease to operate the acute care hospital or there is a transfer of control of us or our subsidiary operating the hospital.

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

During the years ended December 31, 2021 and 2020, we had no cash flow hedges outstanding.  During 2019, we had nine interest rate swaps outstanding, all of which expired on April 15, 2019, whereby we paid a fixed rate on a total notional amount of $1.0 billion and received one-month LIBOR. The average fixed rate payable on these swaps was 1.31%.

When applicable, we measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from our counterparties.  We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities.

The table below presents information about our long-term financial instruments that are sensitive to changes in interest rates as of December 31, 2021. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by contractual maturity dates.

Maturity Date, Fiscal Year Ending December 31

(dollar amounts in thousands)

	2022	2023	2024	2025	2026	Thereafter	Total
Long-term debt:
Fixed rate:
Debt	$5,909	$6,523	$7,012	$6,274	$700,168	$1,437,551	$2,163,437
Average interest rates	2.4%	2.4%	2.4%	2.4%	2.4%	3.2%	2.6%
Variable rate:
Debt	$42,500	$53,125	85,000	85,000	1,761,226	0	$2,026,851
Average interest rates	1.4%	1.4%	1.4%	1.4%	1.4%	0.0%	1.4%
Interest rate swaps:
Notional amount
Average interest rates

As calculated based upon our variable rate debt outstanding as of December 31, 2021 that is subject to interest rate fluctuations, each 1% change in interest rates would impact our pre-tax income by approximately $20 million.

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

As of December 31, 2021, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934, as amended, and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2021, based on criteria in Internal Control—Integrated Framework (2013), issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in its report which appears herein.

ITEM 9B	Other Information

None.

ITEM 9C	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections. Other Information

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021. See also “Executive Officers of the Registrant” appearing in Item 1 hereof.

ITEM 11.	Executive Compensation

There is hereby incorporated by reference the information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021.

ITEM 14.	Principal Accountant Fees and Services.

There is hereby incorporated by reference the information to appear under the caption “Relationship with Independent Auditors” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021.

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

3.2	Bylaws of Registrant, as amended, previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987, is incorporated herein by reference (P).

3.3	Amendment to the Registrant’s Restated Certificate of Incorporation previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 3, 2001 is incorporated herein by reference.

4.1	Description of Securities of the Registrant previously filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference.

4.2

Indenture, dated as of September 21, 2020, by and among the Company, the Subsidiary Guarantors party thereto, MUFG Union Bank, N.A., as trustee, and JPMorgan Chase Bank, N.A., as collateral agent., previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 21, 2020, is incorporated herein by reference.

4.3

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

4.4

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

4.6

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

4.7

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

No.	Description
4.8

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

10.1

Agreement, dated December 1, 2021, to renew Advisory Agreement dated as of December 24, 1986, and amended and restated effective as of January 1, 2019 between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

10.13*	Form of Stock Option Agreement, previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated June 8, 2005, is incorporated herein by reference.

10.14*	Form of Stock Option Agreement for Non-Employee Directors, previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 3, 2005, is incorporated herein by reference.

No.	Description
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

10.25

Seventh Amendment to Amended and Restated Credit and Security Agreement, dated as of April 26, 2021, previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated May 7, 2021, is incorporated herein by reference.

10.26

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

10.28

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

No.	Description
10.29

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

10.32

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

10.33

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

10.37

Seventh Amendment, dated as of August 24, 2021, to the Credit Agreement, dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012, May 16, 2013, August 7, 2014,  June 7, 2016 and October 23, 2018, among the Company, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto, previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 24, 2021, is incorporated herein by reference.

10.38

Eighth Amendment, dated as of September 10, 2021, to the Credit Agreement, dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012, May 16, 2013, August 7, 2014,  June 7, 2016, October 23, 2018 and August 24, 2021, among the Company, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto, previously filed as Exhibit 10.3 to the Company’s Quaterly Report on Form 10-Q dated November 8, 2021, is incorporated herein by reference.

No.	Description
10.39*

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

10.42*

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

10.43

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

10.44

Universal Health Services, Inc. 2020 Omnibus Stock and Incentive Plan, previously filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-238880) dated June 2, 2020, is incorporated herein by reference.

10.45

Form of Stock Option Award Agreement under the Universal Health Services, Inc. 2020 Omnibus Stock and Incentive Plan, previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2020, is incorporated herein by reference.

10.46

Form of Restricted Stock Award Agreement under the Universal Health Services, Inc. 2020 Omnibus Stock and Incentive Plan, previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2020, is incorporated herein by reference.

10.47

Form of Restricted Stock Unit Award Agreement under the Universal Health Services, Inc. 2020 Omnibus Stock and Incentive Plan, previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2020, is incorporated herein by reference.

10.48

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

10.49

Form of Settlement Agreement between various states and Universal Health Services, Inc. and UHS of Delaware, Inc., acting on behalf of the entities listed on Exhibits A and B, previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 10, 2020, is incorporated herein by reference.

10.50

Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Universal Health Services, Inc. and UHS of Delaware, Inc., previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 10, 2020, is incorporated herein by reference.

No.	Description
10.51

Stipulation and Agreement of Settlement, dated as of September 15, 2021, by and among (a) lead plaintiffs in the stockholder derivative action captioned In re Universal Health Services, Inc., Derivative Litigation, Case No. 2:17-cv-02187-JHS (including each of its member cases, the “Federal Action”), pending in the United States District Court for the Eastern District of Pennsylvania; (b) plaintiffs in the stockholder derivative litigation captioned Delaware County Employees’ Retirement Fund and the Chester County Employees’ Retirement System v. Alan B. Miller, et al., C.A. No. 2017-0475-JTL (the “Delaware Action”), brought in the Court of Chancery of the State of Delaware; (c) Dr. Eli Inzlicht-Sprei; (d) defendants in the Federal Action; (e) defendants in the Delaware Action; and (f) nominal defendant in the Federal Action and Delaware Action: Universal Health Services, Inc., by and through their respective undersigned counsel, previously filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated October 25, 2021, is incorporated herein by reference.

10.52*

Employment Agreement between Universal Health Services, Inc. and Marc D. Miller dated as of December 23, 2020, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 23, 2020, is incorporated herein by reference.

10.53*

Employment Agreement between Universal Health Services, Inc. and Alan B. Miller dated as of December 23, 2020, previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 23, 2020, is incorporated herein by reference.

10.54	Master Lease Document between certain subsidiaries of Universal Health Services, Inc. and Universal Health Realty Income Trust, dated December 31, 2021.

11	Statement regarding computation of per share earnings is set forth in Note 1 of the Notes to the Consolidated Financial Statements.

21	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm-PricewaterhouseCoopers LLP.

31.1	Certification from the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.

31.2	Certification from the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.

32.1	Certification from the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification from the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ALAN B. MILLER Alan B. Miller	Executive Chairman of the Board	February 24, 2022

/s/ MARC D. MILLER Marc D. Miller	Director, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2022

/s/ LAWRENCE S. GIBBS Lawrence S. Gibbs	Director	February 24, 2022

/s/ EILEEN C. MCDONNELL Eileen C. McDonnell	Director	February 24, 2022

/s/ WARREN J. NIMETZ Warren J. Nimetz	Director	February 24, 2022

/s/ MARIA SINGER Maria Singer	Director	February 24, 2022

/s/ ELLIOTT J. SUSSMAN M.D. Elliot J. Sussman M.D.	Director	February 24, 2022

/s/ STEVE FILTON Steve Filton	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 24, 2022

UNIVERSAL HEALTH SERVICES, INC.

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Universal Health Services, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Universal Health Services, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of accounts receivable

As described in Notes 1, 10 and 12 to the consolidated financial statements, the Company reports net patient service revenue at the estimated net realizable amounts from patients and third-party payers and others for services rendered. The Company has agreements with third-party payers that provide for payments to the Company at amounts different from established rates. Payment arrangements include rates per discharge, reimbursed costs, discounted charges and per diem payments. Estimates of contractual allowances, which represent explicit price concessions, under managed care plans are based upon the payment terms specified in the related contractual agreements. Management estimates Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. Management monitors the historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to assure that provisions are made using the most accurate information available. In addition to explicit price concessions, management estimates revenue adjustments for implicit price concessions based on general factors such as payer mix, the aging of the receivables and historical collection experience. Management routinely reviews accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectability of the patient accounts and make adjustments to the allowances as warranted. As of December 31, 2021, the net accounts receivable balance was $1.7 billion.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of accounts receivable, including controls over management’s valuation approach, assumptions and data used to estimate the explicit and implicit price concessions. These procedures also included, among others, (i) testing management’s process for developing the estimate for price concessions, as well as the relevance of the historical billing and collection data as an input to the valuation approach; (ii) testing the accuracy of a sample of revenue transactions and a sample of cash collections from the historical billing data and historical collection data used in management’s estimation of price concessions; (iii) evaluating the historical accuracy of management’s process for developing the estimate of the amount which will ultimately be collected by comparing actual cash collections to the previously recorded net accounts receivable balance; and (iv) developing an independent expectation of the net accounts receivable balance.  Developing an independent expectation involved calculating the percentage of cash collections as compared to the recorded net accounts receivable balance as of the end of the prior year, applying those calculated percentages to the recorded accounts receivable balance as of December 31, 2021, and comparing the calculated balance to management’s estimate of the net accounts receivable balance.

 /s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 24, 2022

We have served as the Company’s auditor since 2007.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except per share data)
Net revenues	$12,642,117	$11,558,897	$11,378,259
Operating charges:
Salaries, wages and benefits	6,163,944	5,613,097	5,588,893
Other operating expenses	3,035,869	2,672,762	2,723,911
Supplies expense	1,427,134	1,288,132	1,251,346
Depreciation and amortization	533,213	510,493	490,392
Lease and rental expense	118,863	116,059	107,809
	11,279,023	10,200,543	10,162,351
Income from operations	1,363,094	1,358,354	1,215,908
Interest expense, net	83,672	106,285	162,733
Other (income) expense, net	(13,891)	(14)	(13,162)
Income before income taxes	1,293,313	1,252,083	1,066,337
Provision for income taxes	305,681	299,293	238,794
Net income	987,632	952,790	827,543
Less: Net (loss) income attributable to noncontrolling interests	(3,958)	8,837	12,689
Net income attributable to UHS	$991,590	$943,953	$814,854
Basic earnings per share attributable to UHS	$11.99	$11.06	$9.16
Diluted earnings per share attributable to UHS	$11.82	$10.99	$9.13
Weighted average number of common shares—basic	82,519	85,061	88,762
Add: Other share equivalents	1,173	526	278
Weighted average number of common shares and equivalents—diluted	83,692	85,587	89,040

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019
	(Dollar amounts in thousands)
Net income	$987,632	$952,790	$827,543
Other comprehensive income (loss):
Unrealized derivative losses on cash flow hedges	0	0	(3,925)
Minimum pension liability	1,427	4,428	8,503
Foreign currency translation adjustment	(20,743)	13,619	27,886
Other comprehensive income before tax	(19,316)	18,047	32,464
Income tax expense related to items of other comprehensive income	(1,487)	1,820	4,813
Total other comprehensive income (loss), net of tax	(17,829)	16,227	27,651
Comprehensive income	969,803	969,017	855,194
Less: Comprehensive income attributable to noncontrolling interests	(3,958)	8,837	12,689
Comprehensive income attributable to UHS	$973,761	$960,180	$842,505

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(Dollar amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$115,301	$1,224,490
Accounts receivable, net	1,746,635	1,728,928
Supplies	206,839	190,417
Other current assets	194,781	138,034
Total current assets	2,263,556	3,281,869
Property and Equipment
Land	732,717	665,000
Buildings and improvements	6,509,629	6,030,183
Equipment	2,759,934	2,607,692
Property under finance lease	102,940	75,611
	10,105,220	9,378,486
Accumulated depreciation	(4,896,427)	(4,512,764)
	5,208,793	4,865,722
Construction-in-progress	665,482	507,402
	5,874,275	5,373,124
Other assets:
Goodwill	3,962,624	3,882,715
Deferred income taxes	45,707	22,689
Right of use assets-operating leases	367,477	336,513
Deferred charges	6,525	4,985
Other	573,379	574,984
	4,955,712	4,821,886
Total Assets	$13,093,543	$13,476,879
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$48,409	$331,998
Accounts payable	658,900	570,523
Accrued liabilities
Compensation and related benefits	466,353	410,165
Interest	14,408	9,458
Taxes other than income	160,793	152,227
Operating lease liabilities	64,484	59,796
Medicare accelerated payments and deferred CARES Act and other grants	6	376,151
Other	560,036	526,298
Current federal and state income taxes	10,720	44,423
Total current liabilities	1,984,109	2,481,039
Other noncurrent liabilities	464,759	458,549
Medicare accelerated payments and deferred CARES Act noncurrent	0	322,617
Operating lease liabilities noncurrent	304,624	278,303
Long-term debt	4,141,879	3,524,253
Deferred income taxes	0	5,582
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	5,119	4,569
Equity:
Class A Common Stock, voting, $.01 par value; authorized 12,000,000 shares: issued and outstanding 6,577,100 shares in 2021 and 6,577,100 shares in 2020	66	66
Class B Common Stock, limited voting, $.01 par value; authorized 150,000,000 shares: issued and outstanding 69,834,320 shares in 2021 and 77,805,530 shares in 2020	698	778
Class C Common Stock, voting, $.01 par value; authorized 1,200,000 shares: issued and outstanding 661,688 shares in 2021 and 661,688 shares in 2020	7	7
Class D Common Stock, limited voting, $.01 par value; authorized 5,000,000 shares: issued and outstanding 17,956 shares in 2021 and 18,251 shares in 2020	0	0
Cumulative dividends	(545,487)	(479,503)
Retained earnings	6,604,089	6,747,678
Accumulated other comprehensive income	30,291	48,120
Universal Health Services, Inc. common stockholders’ equity	6,089,664	6,317,146
Noncontrolling interest	103,389	84,821
Total Equity	6,193,053	6,401,967
Total Liabilities and Stockholders’ Equity	$13,093,543	$13,476,879

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2021, 2020 and 2019

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

For the Years Ended December 31, 2021, 2020 and 2019

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Years Ended December 31, 2021, 2020 and 2019

(in thousands)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	5	—	—	—	13,369	—	13,374	—	13,374
Repurchased	—	—	(85)	—	—	—	(1,220,790)	—	(1,220,875)	—	(1,220,875)
Restricted share-based compensation expense	—	—	—	—	—	—	12,936	—	12,936	—	12,936
Dividends paid	—	—	—	—	—	(65,984)	—	—	(65,984)	—	(65,984)
Stock option expense	—	—	—	—	—	—	59,306	—	59,306	—	59,306
Distributions to noncontrolling interests	(202)	—	—	—	—	—	—	—	—	(6,878)	(6,878)
Purchase of ownership interests by minority members	—	—	—	—	—	—	—	—	—	13,909	13,909
Other	—	—	—	—	—	—	—	—	—	16,247	16,247
Comprehensive income:
Net income to UHS / noncontrolling interests	752	—	—	—	—	—	991,590	—	991,590	(4,710)	986,880
Foreign currency translation adjustments (net of income tax effect of $1,829)	—	—	—	—	—	—	—	(18,914)	(18,914)	—	(18,914)
Minimum pension liability (net of income tax effect of $342)	—	—	—	—	—	—	—	1,085	1,085	—	1,085
Subtotal - comprehensive income	752	—	—	—	—	—	991,590	(17,829)	973,761	(4,710)	969,051
Balance, December 31, 2021	$5,119	$66	$698	$7	$—	$(545,487)	$6,604,089	$30,291	$6,089,664	$103,389	$6,193,053

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$987,632	$952,790	$827,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	533,213	510,493	490,392
Loss (Gain) on sales of assets and businesses	(5,170)	1,957	(7,540)
Stock-based compensation expense	73,686	65,837	69,431
Costs related to extinguishment of debt	16,831	1,365	0
Provision for asset impairment	14,391	0	97,631
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(8,873)	(145,901)	(42,056)
Accrued interest	4,950	(10,028)	209
Accrued and deferred income taxes	(54,030)	9,593	(25,194)
Other working capital accounts	46,526	124,545	39,664
Medicare accelerated payments and deferred CARES Act and other grants	(698,762)	698,768	0
Other assets and deferred charges	(39,337)	(4,555)	(27,205)
Other	(82,075)	109,167	7,703
Accrued insurance expense, net of commercial premiums paid	186,215	159,223	105,672
Payments made in settlement of self-insurance claims	(91,502)	(113,085)	(97,781)
Net cash provided by operating activities	883,695	2,360,169	1,438,469
Cash Flows from Investing Activities:
Property and equipment additions	(855,659)	(731,307)	(634,095)
Acquisition of businesses and property	(105,415)	(52,009)	(8,005)
Inflows (outflows) from foreign exchange contracts that hedge our net U.K. investment	1,357	(21,740)	(19,763)
Proceeds received from sales of assets and businesses	25,425	8,168	9,450
Costs incurred for purchase and implementation of information technology applications	19,726	(2,902)	(21,418)
Decrease (Increase) in capital reserves of commercial insurance subsidiary	100	(100)	0
Investment in, and advances to, joint ventures and other	0	(2,672)	(14,579)
Net cash used in investing activities	(914,466)	(802,562)	(688,410)
Cash Flows from Financing Activities:
Repayments of long-term debt	(3,037,868)	(962,567)	(57,142)
Additional borrowings	3,254,974	801,599	39,220
Financing costs	(18,770)	(10,300)	0
Repurchase of common shares	(1,220,875)	(206,719)	(770,504)
Dividends paid	(65,896)	(17,344)	(53,003)
Issuance of common stock	13,372	12,318	10,806
Profit distributions to noncontrolling interests	(7,080)	(19,805)	(15,859)
Purchase of ownership interests by minority member	13,193	17,959	1,446
Net cash used in financing activities	(1,068,950)	(384,859)	(845,036)
Effect of exchange rate changes on cash and cash equivalents	(499)	739	959
(Decrease) increase in cash, cash equivalents and restricted cash	(1,100,220)	1,173,487	(94,018)
Cash, cash equivalents and restricted cash, beginning of period	1,279,154	105,667	199,685
Cash, cash equivalents and restricted cash, end of period	$178,934	$1,279,154	$105,667
Supplemental Disclosures of Cash Flow Information:
Interest paid	$75,607	$112,598	$157,406
Income taxes paid, net of refunds	$362,978	$286,247	$260,622
Noncash purchases of property and equipment	$167,234	$74,854	$63,514

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

Revenue Recognition

We report net patient service revenue at the estimated net realizable amounts from patients and third-party payers and others for services rendered. We have agreements with third-party payers that provide for payments to us at amounts different from our established rates. Payment arrangements include rates per discharge, reimbursed costs, discounted charges and per diem payments. Estimates of contractual allowances under managed care plans, which represent explicit price concessions, are based upon the payment terms specified in the related contractual agreements. We closely monitor our historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to assure that provisions are made using the most accurate information available. However, due to the complexities involved in these estimations, actual payments from payers may be different from the amounts we estimate and record.

See Note 10-Revenue Recognition, for additional disclosure related to our revenues including a disaggregation of our consolidated net revenues by major source for each of the periods presented herein.

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our Consolidated Balance Sheets. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we cannot provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our results in 2021, 2020 or 2019. If it were to occur, each 1% adjustment to our estimated net Medicare revenues that are subject to retrospective review and settlement as of December 31, 2021, would change our after-tax net income by approximately $1 million.

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts net revenues in future periods. Although the patient’s ultimate eligibility determination may result in adjustments to net revenues, these adjustments do not have a material impact on our results of operations in 2021, 2020 or 2019 since our facilities make estimates at each financial reporting period to adjust revenue based on historical collections.

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

Uncompensated care (charity care and uninsured discounts):

The following table shows the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the years ended December 31, 2021, 2020 and 2019:

	(dollar amounts in thousands)
	2021		2020		2019
	Amount	%	Amount	%	Amount	%
Charity care	$661,965	33%	$622,668	28%	$672,326	31%
Uninsured discounts	1,336,319	67%	1,578,470	72%	1,511,738	69%
Total uncompensated care	$1,998,284	100%	$2,201,138	100%	$2,184,064	100%

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

	(amounts in thousands)
	2021	2020	2019
Estimated cost of providing charity care	$72,095	$73,690	$77,886
Estimated cost of providing uninsured discounts related care	145,538	186,804	175,128
Estimated cost of providing uncompensated care	$217,633	$260,494	$253,014

Concentration of Revenues: Our six acute care hospitals in the Las Vegas, Nevada market contributed, on a combined basis, 16% in 2021, 15% in 2020 and 16% in 2019 of our consolidated net revenues.

Cash, Cash Equivalents and Restricted Cash:  We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

Cash, cash equivalents, and restricted cash as reported in the consolidated statements of cash flows are presented separately on our consolidated balance sheets as follow:

	(amounts in thousands)
	2021	2020	2019
Cash and cash equivalents	$115,301	$1,224,490	$61,268
Restricted cash (a)	63,633	54,664	44,399
Total cash, cash equivalents and restricted cash	$178,934	$1,279,154	$105,667

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

While in progress, we capitalized interest on major construction projects and the development and implementation of information technology applications amounting to $4.4 million during 2021, $4.3 million during 2020 and $3.4 million during 2019.

Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (twenty to forty years) and equipment (three to fifteen years). Depreciation expense was $501.6 million during 2021, $478.8 million during 2020 and $455.6 million during 2019.

Long-Lived Assets:  We review our long-lived assets, including intangible assets, for impairment whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to its estimated fair value and an impairment loss is recognized. Fair values are determined based on estimated future cash flows using appropriate discount rates.

Goodwill:  Goodwill is reviewed for impairment at the reporting unit level on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit.  We have designated October 1st as our annual impairment assessment date and performed quantitative impairment assessments as of October 1, 2021 which indicated no impairment of goodwill.  There were also no goodwill impairments during 2020 or 2019. Future changes in the estimates used to conduct the impairment reviews, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill.

Changes in the carrying amount of goodwill for the two years ended December 31, 2021 were as follows (in thousands):

	Acute Care Services	Behavioral Health Services	Total Consolidated
Balance, January 1, 2020	$448,415	$3,421,345	$3,869,760
Goodwill acquired during the period	127	0	127
Goodwill divested during the period	0	0	0
Adjustments to goodwill (a)	(1,521)	14,349	12,828
Balance, December 31, 2020	447,021	3,435,694	3,882,715
Goodwill acquired during the period	55,406	0	55,406
Goodwill divested during the period	0	0	0
Adjustments to goodwill (b)	13,509	10,994	24,503
Balance, December 31, 2021	$515,936	$3,446,688	$3,962,624

(a)	The changes in the Behavioral Health Services’ goodwill consists primarily of foreign currency translation adjustments.
(b)

Adjustments to goodwill during 2021 consist of the following: $13.5 million in Acute Care Services consists primarily of a measurement period adjustment to the preliminary purchase price allocation related to a 2020 acquisition; and the $11.0 million in Behavioral Health Services consists of $16.3 million recorded in connection with a third party minority ownership interest in a majority owned joint venture that constructed and owns a recently opened behavioral health facility, partially offset by a $5.3 million decrease related to foreign currency translation adjustments.

Other Assets and Intangible Assets:  Other assets consist primarily of amounts related to: (i) intangible assets acquired in connection with our acquisitions of Cambian Group, PLC’s adult services’ division during 2015,  Ascend Health Corporation during 2012 and Psychiatric Solutions, Inc. during 2010; (ii) prepaid fees for various software and other applications used by our hospitals;

(iii) costs incurred in connection with the purchase and implementation of an electronic health records application for each of our acute care facilities; (iv) statutorily required capital reserves related to our commercial insurance subsidiary ($82 million and $73 million as of December 31, 2021 and 2020, respectively); (v) deposits; (vi) investments in various businesses, including Universal Health Realty Income Trust ($9 million and $5 million as of as of December 31, 2021 and 2020, respectively) and Premier, Inc. ($92 million and $78 million as of December 31, 2021 and 2020, respectively); (vii) the invested assets related to a deferred compensation plan that is held by an independent trustee in a rabbi-trust and that has a related payable included in other noncurrent liabilities, and; (viii) other miscellaneous assets.

Intangible assets are reviewed for impairment on an annual basis or more often if indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each asset.  We have designated October 1st as our annual impairment assessment date and performed impairment assessments as of October 1, 2021. In connection with the discontinuation of a certain module of a new clinical/financial information technology application under development, our financial results for the year ended December 31, 2021 include a pre-tax provision for asset impairment of approximately $14 million to write-off the applicable portion of the capitalized costs incurred and is included in other operating expenses on the accompanying consolidated statement of income. There was no impairment recorded during 2020.  During 2019 we recorded provisions for asset impairments related to Foundations Recovery Network, L.L.C., as discussed below.

Provision for Asset Impairment-Foundations Recovery Network:

Our financial results for the year ended December 31, 2019 include a pre-tax provisions for asset impairment of approximately $98 million recorded in connection with Foundations Recovery Network, L.L.C. (“Foundations”), which was acquired by us in 2015. This provision for asset impairment includes: (i) a $75 million impairment provision to write-off the carrying value of the Foundations’ tradename intangible asset, and; (ii) a $23 million impairment provision to reduce the carrying value of real property assets of certain Foundations’ facilities.

The provision for asset impairment recorded during 2019, which is included in other operating expenses in the accompanying consolidated statements of income, was recorded after evaluation of the estimated fair value of the Foundations’ tradename as well as certain related real property assets. The provision for asset impairment was impacted by the following: (i) decisions made by management during 2019 to cancel the opening of future planned de novo facilities; (ii) reductions in projected future patient volumes, revenues and cash flows resulting from continued operating trends and financial results experienced by existing facilities that significantly lagged expectations, and; (iii) competitive pressures experienced in certain markets that were deemed to be permanent.

The following table shows the amounts recorded as net intangible assets for the years ended December 31, 2021 and 2020:

	(amounts in thousands)
	2021	2020
Medicare licenses	$57,226	$57,226
Certificates of need	8,239	8,253
Contract relationships and other (net of $54,134 and $52,804 of accumulated amortization for 2021 and 2020, respectively)	15,576	17,107
Net Intangible Assets	$81,041	$82,586

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

Redeemable Noncontrolling Interests and Noncontrolling Interest: As of December 31, 2021, outside owners held noncontrolling, minority ownership interests of: (i) 20% in an acute care facility located in Washington, D.C.; (ii) approximately 9% in an acute care facility located in Texas; (iii) 20%, 30%,  20%, 25% and 48% in five behavioral health care facilities located in Pennsylvania, Ohio, Washington, Missouri and Iowa, respectively, and; (iv) approximately 5% in an acute care facility located in Nevada.  The noncontrolling interest and redeemable noncontrolling interest balances of $103 million and $5 million, respectively, as of December 31, 2021, consist primarily of the third-party ownership interests in these hospitals.

In connection with the two behavioral health care facilities located in Pennsylvania and Ohio, the minority ownership interests of which are reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owners have “put options” to put their entire ownership interest to us at any time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value. Accordingly, the amounts recorded as redeemable noncontrolling interests on our Consolidated Balance Sheet reflects the estimated fair market value of these ownership interests.

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

The amounts recognized in AOCI for the two years ended December 31, 2021 were as follows (in thousands):

	Net Unrealized Gains (Losses) on Effective Cash Flow Hedges	Foreign Currency Translation Adjustment	Minimum Pension Liability	Total AOCI
Balance, January 1, 2020, net of income tax	$(17)	$39,568	$(7,658)	$31,893
2020 activity:
Pretax amount	0	13,619	4,428	18,047
Income tax effect	0	(749)	(1,071)	(1,820)
Change, net of income tax	0	12,870	3,357	16,227
Balance, January 1, 2021, net of income tax	(17)	52,438	(4,301)	48,120
2021 activity:
Pretax amount	0	(20,743)	1,427	(19,316)
Income tax effect	0	1,829	(342)	1,487
Change, net of income tax	0	(18,914)	1,085	(17,829)
Balance, December 31, 2021, net of income tax	$(17)	$33,524	$(3,216)	$30,291

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

In August 2017, the FASB issued new guidance on hedge accounting (ASU 2017-12) that is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The new guidance amends the presentation and disclosure requirements, and changes how companies assess effectiveness. We adopted this guidance as of January 1, 2019 and applied to all existing hedges as of the adoption date.  As of December 31, 2021 we have no cash flow hedges.

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

The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

	Twelve Months Ended December 31,
	2021	2020	2019
Basic and diluted:
Net Income	$987,632	$952,790	$827,543
Less: Net (income) loss attributable to noncontrolling interest	3,958	(8,837)	(12,689)
Less: Net income attributable to unvested restricted share grants	(2,059)	(2,981)	(2,028)
Net income attributable to UHS—basic and diluted	$989,531	$940,972	$812,826
Basic earnings per share attributable to UHS:
Weighted average number of common shares—basic	82,519	85,061	88,762
Total basic earnings per share	$11.99	$11.06	$9.16
Diluted earnings per share attributable to UHS:
Weighted average number of common shares	82,519	85,061	88,762
Net effect of dilutive stock options and grants based on the treasury stock method	1,173	526	278
Weighted average number of common shares and equivalents—diluted	83,692	85,587	89,040
Total diluted earnings per share	$11.82	$10.99	$9.13

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all years presented above, excludes certain outstanding stock options applicable to each year since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled approximately 4.2 million during 2021, 6.4 million during 2020 and 5.5 million during 2019.

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

GPO Agreement/Minority Ownership Interest: During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier, Inc. (“Premier), a healthcare performance improvement alliance, and acquired a minority interest in the GPO for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO, which were recorded as deferred income, on a pro rata basis, as a reduction to our supplies expense over the initial expected life of the GPO agreement. Also in connection with this GPO agreement, we received shares of restricted stock in Premier which vest ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO. We recognized the fair value of this restricted stock, as a reduction to our supplies expense, in our consolidated statements of income, on a pro rata basis, over the vesting period. During the third quarter of 2020, we entered into an agreement with Premier pursuant to the terms of which, among other things, our ownership interest in Premier was converted into shares of Class A Common Stock of Premier.  We have elected to retain a portion of the previously vested shares of Premier, the value of which is included in other assets on our consolidated balance sheet.  Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier was $92 million and $78 million as of December 31, 2021 and 2020, respectively.  The change in market value of these shares is recorded as an unrealized gain and included in “Other (income) expense, net” on our consolidated statements of income. Additionally, Premier paid cash dividends of $1.7 million and $848,000 as of December 31, 2021 and 2020, respectively, which are included in “Other (income) expense, net” in our condensed consolidated statements of income.

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

Under these programs, including the impact of the Texas Uncompensated Care and Upper Payment Limit program, the Texas Delivery System Reform Incentive program, and various other state programs, we earned revenues (before Provider Taxes) of approximately $641 million during 2021, $488 million during 2020 and $419 million during 2019. These revenues were offset by Provider Taxes of approximately $211 million during 2021, $185 million during 2020 and $194 million during 2019, which are recorded in other operating expenses on the Consolidated Statements of Income as included herein. The aggregate net benefit from these programs was $430 million during 2021, $303 million during 2020 and $225 million during 2019. The aggregate net benefit pursuant to these programs is earned from multiple states and therefore no particular state’s portion is individually material to our consolidated financial statements. In addition, under various disproportionate share hospital payment programs and the Nevada state plan amendment program, we earned revenues of $74 million in 2021, $73 million in 2020 and $78 million in 2019.

CARES Act and Other Governmental Grants and Medicare Accelerated Payments: During 2021, we received approximately $189 million of additional funds from the federal government in connection with the CARES Act, which we returned during the year utilizing a portion of our cash and cash equivalents held on deposit. Therefore, there was no impact on our earnings during 2021 in connection with receipt of those funds.

Also during 2021, we made an early repayment of $695 million of funds received during 2020 pursuant to the Medicare Accelerated and Advance Payment Program (“MAAPP”). These funds, which were required to be repaid to the government beginning in the second quarter of 2021 through the third quarter of 2022, were returned to the government utilizing a portion of our cash and cash equivalents held on deposit.

As of December 31, 2020, we received an aggregate of $1.112 billion of funds consisting of: (i) $417 million received pursuant to various governmental stimulus programs, most notably the Public Health and Social Services Emergency Fund (the “PHSSEF”) as provided for by the CARES Act, of which approximately $413 million were recorded as net revenues during 2020 and approximately $4 million remained in the Medicare accelerated payments and deferred CARES Act and other grants liability account in our consolidated balance sheet, and; (ii) $695 million of MAAPP funds, which as discussed above, were repaid early to the government during 2021. As of December 31, 2020, $372 million of the MAAPP funds were included in the current liabilities in our consolidated balance sheet and $323 million were included noncurrent liabilities. There was no impact on our earnings during 2021 or 2020 in connection with receipt of the MAAPP funds.

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

2) ACQUISITIONS AND DIVESTITURES

Year ended December 31, 2021:

2021 Acquisitions of Assets and Businesses:

During 2021, we spent $105 million on the acquisition of businesses and property, consisting primarily of a micro acute care hospital located in Las Vegas, Nevada, and a physician practice management company located in California.

2021 Divestiture of Assets and Businesses:

During 2021, we received $25 million from the sale of assets and businesses.

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

3) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

Cash Flow Hedges:

During the years ended December 31, 2021 and 2020, we had no cash flow hedges outstanding.  During 2019, we had nine interest rate swaps outstanding, all of which expired on April 15, 2019, whereby we paid a fixed rate on a total notional amount of $1.0 billion and received one-month LIBOR. The average fixed rate payable on these swaps was 1.31%.

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

Foreign Currency Forward Exchange Contracts:

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. In connection with these forward exchange contracts, we recorded net cash inflows of approximately $1 million during 2021, net cash outflows of approximately $22 million during 2020 and net cash inflows of approximately $20 million during 2019.

Derivatives Hedging Relationships:

The following table presents the effects of our interest rate swap agreements and our foreign currency foreign exchange contracts on our results of operations for the three years ended December 31 (in thousands):

	Gain/(Loss) recognized in AOCI

	December 31,	December 31,	December 31,
	2021	2020	2019
Cash Flow Hedge relationships
Interest rate swap agreements (a)	$0	$0	$(3,925)

Net Investment Hedge relationships
Foreign currency foreign exchange contracts	$(7,272)	$(22,097)	$(18,328)
(a)	The amount of gain reclassified out of AOCI into interest expense, net was $3.4 million during 2019.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2021	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$79,900	Other assets	$79,900
Certificates of deposit	2,300	Other assets		2,300
Equity securities	91,919	Other assets	91,919
Deferred compensation assets	45,759	Other assets	45,759
Foreign currency exchange contracts	1,357	Other current assets		1,357
	$221,235		$217,578	$3,657	-
Liabilities:
Deferred compensation liability	$45,759	Other noncurrent liabilities	$45,759
	$45,759		$45,759	-	-

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2020	Location	Level 1	Level 2	Level 3
Assets:
Term Deposits	$540,000	Cash and cash equivalents		$540,000
Money market mutual funds	37,100	Cash and cash equivalents	37,100
Money market mutual funds	70,995	Other assets	70,995
Certificates of deposit	2,300	Other assets		2,300
Equity securities	78,367	Other assets	78,367
Deferred compensation assets	42,044	Other assets	42,044
Foreign currency exchange contracts	9,987	Other current assets		9,987
	$780,793		$228,506	$552,287	-
Liabilities:
Deferred compensation liability	$42,044	Other noncurrent liabilities	$42,044
	$42,044		$42,044	-	-

The fair value of our money market mutual funds, certificates of deposit and equity securities with a readily determinable fair value are computed based upon quoted market prices in an active market. The fair value of deferred compensation assets and the offsetting liability are computed based on market prices in an active market held in a rabbi trust.  The fair value of our interest rate swaps are based on quotes from our counter parties.  The fair value of our foreign currency exchange contracts is valued using quoted forward exchange rates and spot rates at the reporting date

As of December 31, 2020, in addition to the $577 million reflected above in cash and cash equivalents, we have approximately $581 million of other cash accounts that earn interest at variable rates ranging from .20% to .25%.

4) LONG-TERM DEBT

A summary of long-term debt follows:

	December 31,
	2021	2020
	(amounts in thousands)
Long-term debt:
Notes and Mortgages payable (including obligations under finance leases of $79,331 in 2021 and $52,905 in 2020) and term loans with varying maturities through 2099; weighted average interest rates of 5.6% in 2021 and 6.8% in 2020 (see Note 7 regarding finance leases)	$185,027	$61,638
Tranche A term loan	1,689,375	1,900,000
Revolving credit facility	342,600	—
2.65% Senior Secured Notes due 2030, net of unamortized discount of $1,968 in 2021 and $2,193 in 2020	798,032	797,806
1.65% Senior Secured Notes due 2026, net of unamortized discount of $813 in 2021	699,187	—
2.65% Senior Secured Notes due 2032, net of unamortized discount of $1,254 in 2021	498,746	—
Term Loan B	—	490,000
Accounts receivable securitization program	—	225,000
5.00% Senior Secured Notes due 2026	—	400,000
Total debt before unamortized financing costs	4,212,967	3,874,444
Less-Unamortized financing costs	(22,679)	(18,193)
Total debt after unamortized financing costs	4,190,288	3,856,251
Less-Amounts due within one year	(48,409)	(331,998)
Long-term debt	$4,141,879	$3,524,253

Credit Facilities and Outstanding Debt Securities

On August 24, 2021, we entered into a seventh amendment to our credit agreement dated as of November 15, 2010, as amended and restated as of September 21, 2012, August 7, 2014 and October 23, 2018, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, (the “Credit Agreement”).  In September, 2021, we entered into an eighth amendment to our Credit Agreement which modified the definition of “Adjusted LIBO Rate”.

The seventh amendment to the Credit Agreement, among other things, provided for the following:

o

a $1.2 billion aggregate amount revolving credit facility, which is scheduled to mature on August 24, 2026, representing an increase of $200 million over the $1.0 billion previous commitment. As of December 31, 2021, this facility had $343 million of borrowings outstanding and $854 million of available borrowing capacity, net of $4 million of outstanding letters of credit;

o

a $1.7 billion tranche A term loan facility, which is scheduled to mature on August 24, 2026, resulting in an initial reduction of $150 million from the $1.85 billion of borrowings outstanding under the previous tranche A term loan facility, and;

o	repayment of approximately $488 million of outstanding borrowings and termination of the previous tranche B term loan facility.

Pursuant to the terms of the seventh amendment, the tranche A term loan, which had $1.689 billion of borrowings outstanding as of December 31, 2021, provides for installment payments of $10.625 million per quarter beginning on December 31, 2021 through September 30, 2023 and $21.25 million per quarter beginning on December 31, 2023 through June 30, 2026. The unpaid principal balance at June 30, 2026 is due on the maturity date.

Revolving credit and tranche A term loan borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625%. As of December 31, 2021, the applicable margins were 0.25% for ABR-based loans and 1.25% for LIBOR-based loans under the revolving credit and term loan A facilities.  The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of December 31, 2021 and December 31, 2020.

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

In April, 2021, our accounts receivable securitization program (“Securitization”) was amended (the eighth amendment) to: (i) reduce the aggregate borrowing commitments to $20 million (from $450 million previously); (ii) slightly reduce the borrowing rates and commitment fee, and; (iii) extend the maturity date to April 25, 2022 (from April, 2021 previously).  Substantially all other material terms and conditions remained unchanged. There were no borrowings outstanding pursuant to the Securitization as of December 31, 2021.

On September 13, 2021, we redeemed $400 million of aggregate principal amount of 5.00% senior secured notes, that were scheduled to mature on June 1, 2026, at 102.50% of the aggregate principal, or $410 million.

As of December 31, 2021, we had combined aggregate principal of $2.0 billion from the following senior secured notes:

o	$700 million aggregate principal amount of 1.65% senior secured notes due in September, 2026 (“2026 Notes”) which were issued on August 24, 2021.
o	$800 million aggregate principal amount of 2.65% senior secured notes due in October, 2030 (“2030 Notes”) which were issued on September 21, 2020.
o	$500 million of aggregate principal amount of 2.65% senior secured notes due in January, 2032 (“2032 Notes”) which were issued on August 24, 2021.

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

As discussed in Note 9-Relationship with Universal Health Realty Income Trust and Other Related Party Transactions, on December 31, 2021, we (through wholly-owned subsidiaries of ours) entered into an asset exchange and substitution transaction with Universal Health Realty Income Trust (the “Trust”), pursuant to the terms of which we, among other things, transferred to the Trust, the real estate assets of Aiken Regional Medical Center (“Aiken”) and Canyon Creek Behavioral Health (“Canyon Creek”).  In connection with this transaction, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases (with the Trust as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033.  As a result of our purchase option within the Aiken and Canyon Spring lease agreements, this asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our monthly lease payments payable to the Trust will be recorded to interest expense and as a reduction of the outstanding financial liability. The amount allocated to interest expense will be determined using our incremental borrowing rate and will be based on the outstanding financial liability. In connection with this transaction, our Consolidated Balance Sheet as of December 31, 2021 reflects a financial liability of approximately $82 million which is included in Notes and Mortgages payable in the table above.

At December 31, 2021, the carrying value and fair value of our debt were each approximately $4.2 billion. At December 31, 2020, the carrying value and fair value of our debt were each approximately $3.9 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

The aggregate scheduled maturities of our total debt outstanding as of December 31, 2021 are as follows:

(000s)
2022	$48,409
2023	59,648
2024	92,012
2025	91,274
2026	2,472,172
Later	1,449,452
Total maturities before unamortized financing costs	4,212,967
Less-Unamortized financing costs	(22,679)
Total	$4,190,288

5) COMMON STOCK

Dividends

 We declared and paid cash dividends of $.80 per share ($65.9 million in the aggregate) during 2021.  We declared and paid cash dividends of $17.3 million, or $.20 per share, during the first quarter of 2020 (in April, 2020, as part of various COVID-19 initiatives, we suspended declaration and payment of quarterly dividends for the remainder of the 2020 year). Cash dividends of $0.60 per share ($53.0 million in the aggregate) were declared and paid during 2019. All classes of our common stock have similar economic rights.

Stock Repurchase Programs

During the second quarter of 2021, our Board of Directors approved a resumption of our stock repurchase program which had been suspended since April, 2020, as part of various COVID-19 initiatives.  As of December 31, 2021 we had an aggregate authorization of $3.7 billion related to our stock repurchase program which was approved by our Board of Directors in various increments since 2014, including an authorized $1.0 billion increase in July, 2021. Pursuant to this program, which had an aggregate remaining available repurchase authorization of $358.2 million as of December 31, 2021, shares of our Class B Common Stock may be repurchased, from time to time as conditions allow, on the open market or in negotiated private transactions.  There is no expiration date for our stock repurchase programs.

The following schedule provides information related to our stock repurchase program for each of the three years ended December 31, 2021. During 2021, 8,409,721 shares ($1.20 billion in the aggregate) were repurchased pursuant to the terms of the stock repurchase program and 134,464 shares ($19.5 million in the aggregate) were repurchased in connection with the income tax withholding obligations resulting from stock-based compensation programs. During 2020, 1,951,899 shares ($196.6 million in the aggregate) were repurchased pursuant to the terms of the stock repurchase program and 81,057 shares ($10.2 million in the aggregate) were repurchased in connection with the income tax withholding obligations resulting from stock-based compensation programs. During 2019, 5,397,753 shares ($706.2 million in the aggregate) were repurchased pursuant to the terms of our stock repurchase program and 336,943 shares ($47.7 million in the aggregate) were repurchased in connection with the income tax withholding obligations resulting from stock-based compensation programs.

	Additional dollars authorized for repurchase (in thousands)	Total number of shares purchased (a.)	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Aggregate purchase price paid for shares purchased as part of publicly announced program	Maximum number of dollars that may yet be purchased under the program (in thousands)
Balance as of January 1, 2019									$462,344
2019	$1,000,000	5,762,409	27,713	$0.01	5,397,753	$130.84	$753,928	$706,221	$756,123
2020	$—	2,050,735	17,779	$0.01	1,951,899	$100.70	$206,719	$196,560	$559,563
2021	$1,000,000	8,559,946	15,761	$0.01	8,409,721	$142.85	$1,220,876	$1,201,330	$358,233
Total for three year period ended December 31, 2021	$2,000,000	16,373,090	61,253	$0.01	15,759,373	$133.51	$2,181,523	$2,104,111

(a.)	Includes 15,761, 17,779 and, 27,713 of restricted shares that were forfeited by former employees pursuant to the terms of our restricted stock purchase plan during 2021, 2020 and 2019, respectively.

Stock-based Compensation Plans

At December 31, 2021, we have a number of stock-based employee compensation plans. Pursuant to the FASB’s guidance, we expense the grant-date fair value of stock options (computed utilizing the Black-Scholes option-pricing model) and other equity-based compensation pursuant to the straight-line method over the stated vesting period of the awards.

Pre-tax share-based compensation costs of $59.3 million during 2021, $54.7 million during 2020 and $60.1 million during 2019 were recognized related to outstanding stock options. In addition, pre-tax compensation costs of $14.4 million during 2021, $11.2 million during 2020 and $9.3 million during 2019 were recognized related to amortization of restricted stock and units as well as discounts provided in connection with shares purchased pursuant to our 2005 Employee Stock Purchase Plan.  As of December 31, 2021, there was approximately $126.0 million of unrecognized compensation cost related to unvested stock options and restricted stock which is expected to be recognized over the remaining average vesting period of 2.6 years.

The expense associated with stock-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $73.7 million in 2021, $65.8 million in 2020 and $69.4 million in 2019. In connection with our January 1, 2017 adoption of ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, our provision for income taxes and our net income attributable to UHS were favorably impacted by $2.4 million in 2021, unfavorably impacted by $7.4 million during 2020 and favorably impacted by $12.2 million during 2019.

In 2005, we adopted the 2005 Stock Incentive Plan (the “Stock Incentive Plan”) which was amended in 2008, 2010, 2015 and 2017 and was cancelled in 2020, as discussed below. An aggregate of 35.6 million shares of Class B Common Stock had been reserved under the Stock Incentive Plan, the remaining balance of which was cancelled in 2020. During 2020 and 2019, stock options, net of cancellations, of approximately 2.4 million and 2.1 million, respectively, were granted under the Stock Incentive Plan. Stock options to purchase Class B Common Stock have been granted to our officers, key employees and members of our Board of Directors. Commencing in 2018, our key employees and non-executive officers began receiving a portion of their stock-based compensation in the form of restricted stock (as discussed below) in addition to receiving options to purchase Class B Common Stock.

In 2020, we adopted the 2020 Omnibus Stock and Incentive Plan (the “2020 Stock Incentive Plan”) which was approved by our shareholders in May, 2020.  A total of 6.1 million shares of Class B Common Stock were approved for issuance under the 2020 Stock Incentive Plan.  Under the 2020 Stock Incentive Plan, shares that are subject to stock options shall be counted as one share per stock option, and every share that is subject to restricted stock awards or restricted stock units shall be counted as four shares.  Various other types of equity awards are also permitted under the 2020 Stock Incentive Plan. During 2021, approximately 2.3 million stock options, net of cancellations, and 138,114 of restricted stock units, net of cancellations, were granted under the 2020 Stock Incentive Plan.  During 2020, 44,000 stock options and 3,000 restricted stock units were granted under the 2020 Stock Incentive Plan to our key employees, and no shares were cancelled. Restricted stock and restricted stock units issued under the 2020 Stock Incentive Plan do not have rights to receive dividends on unvested restricted awards, however, the accrual of dividend equivalents on unvested restricted awards may be permitted. Upon adoption of the 2020 Stock Incentive Plan, no additional awards were granted under the 2005 Stock

Incentive Plan or the 2010 Employees’ Restricted Stock Purchase Plan, and reserves for future issuance pursuant to each plan were cancelled.

The per option weighted-average grant-date fair value of options granted during 2021 under the 2020 Stock Incentive Plan was $39.66.  The per option weighted-average grant-date fair value of options granted during 2020 (including the 2005 and 2020 Stock Incentive Plans) and 2019 were $14.60 and $30.40, respectively. Stock options granted during 2021 and 2020 were either granted with an exercise price equal to the fair market value on the date of grant, or for our named executive officers, half of their total option award value was issued with a premium exercise price of 10% above the grant date fair market value. All stock options issued in 2019 were granted with an exercise price equal to the fair market value on the date of the grant. The majority of options are exercisable ratably over a four-year period beginning one year after the date of the grant. All outstanding options expire five years after the date of the grant. As of December 31, 2021, approximately 3.2 million shares of Class B Common Stock remain available for issuance pursuant to the 2020 Stock Incentive Plan.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were derived from averaging the number of options granted during the most recent five-year period. The weighted-average assumptions reflected below were based upon twenty-eight option grants for the five-year period ending December 31, 2021, twenty-nine option grants for the five-year period ending December 31, 2020 and twenty-nine option grants for the five-year period ending December 31, 2019.

Year Ended December 31,	2021	2020	2019
Expected volatility	31%	28%	27%
Risk free Interest rate	2%	2%	2%
Expected life (years)	3.5	3.5	3.4
Forfeiture rate	8%	8%	9%
Dividend yield	0.5%	0.5%	0.3%

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

The table below summarizes our stock option activity during the year ended December 31, 2021:

Outstanding Options	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2021	8,238,966	$109.47
Granted	2,401,402	$141.08
Exercised	(1,737,286)	$116.38
Expired	—	$—
Cancelled	(346,967)	$112.84
Balance, December 31, 2021	8,556,115	$116.80
Outstanding options vested and exercisable as of December 31, 2021	2,997,296	$119.00

The following table provides information about unvested options for the year ended December 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
Unvested options as of January 1, 2021	5,716,060	$22.74
Granted	2,401,402	$39.66
Vested	(2,218,647)	$24.61
Cancelled	(339,996)	$28.70
Unvested options as of December 31, 2021	5,558,819	$28.93

The following table provides information regarding all options outstanding at December 31, 2021:

	Options Outstanding	Options Exercisable
Number of options outstanding	8,556,115	2,997,296
Weighted average exercise price	$116.80	$119.00
Aggregate intrinsic value as of December 31, 2021	$144,921,069	$35,394,928
Weighted average remaining contractual life	2.6	1.4

The total in-the-money value of all stock options exercised during the years ended December 31, 2021, 2020 and 2019 were $52.0 million, $22.2 million and $126.7 million, respectively.

The weighted average remaining contractual life for options outstanding and weighted average exercise price per share for exercisable options at December 31, 2019, 2020 and 2021 were as follows:

Year Ended:	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Exercisable Options	Weighted Average Exercise Price Per Share	Expected to Vest Options	Weighted Average Exercise Price Per Share
	Shares			Shares		Shares
2019	8,133,176	124.52	2.7	2,551,267	119.86	5,073,423	126.62
2020	8,238,966	109.47	2.9	2,522,906	124.62	5,099,823	110.47
2021	8,556,115	116.80	2.6	2,997,296	119.00	5,005,113	116.94

Under our Amended and Restated 2010 Employees’ Restricted Stock Purchase Plan (the “Restricted Stock Plan”), which was cancelled during 2020 upon the approval of the 2020 Stock Incentive Plan, as mentioned above, eligible participants were allowed to purchase shares of Class B Common Stock at par value, subject to certain restrictions and had 600,000 shares of Class B Common Stock reserved.  The reserve balance in the Restricted Stock Plan was cancelled during 2020 and no shares were issued under the Restricted Stock Plan during 2021. During 2020 and 2019, restricted shares, net of cancellations, of approximately 111,554 and 122,336, respectively, were granted and issued under the Restricted Stock Plan, with various ratable vesting periods ranging up to five years from the date of grant.  The weighted-average grant-date fair value of the restricted shares granted during 2020 and 2019 under the Restricted Stock Plan was $68.06 and $133.98,  respectively.  As mentioned above, in 2020, we adopted the 2020 Stock Incentive Plan.  During 2021 and 2020 restricted stock units, net of cancellations, of approximately 138,114 and 3,000 respectively, were granted under the 2020 Stock Incentive Plan with four-year vesting periods from the date of grant.  The weighted average grant-date fair value of the restricted stock units issued during 2021 and 2020 under the 2020 Stock Incentive Plan was $138.80 and $109.72, respectively.  The fair value of each restricted stock grant or restricted stock unit was determined as the closing UHS market price on the date of grant.  Restricted shares and units of Class B Common Stock have been granted to our officers and key employees.

In addition to the 2020 Stock Incentive Plan, we have our 2005 Employee Stock Purchase Plan (the “Employee Stock Plan”) which allows eligible employees to purchase shares of Class B Common Stock at a ten percent discount. There were 96,179, 115,008 and 82,449 shares issued pursuant to the Employee Stock Purchase Plan during 2021, 2020 and 2019, respectively.   In connection with the Employee Stock Plan, we have reserved 2.0 million shares of Class B Common Stock for issuance and have issued approximately 1.6 million shares as of December 31, 2021. As of December 31, 2021, approximately 400,000 shares of Class B Common Stock remain available for issuance pursuant to this plan.

At December 31, 2021, 20,034,442 shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock.

6) INCOME TAXES

Components of income tax expense/(benefit) are as follows (amounts in thousands):

	Year Ended December 31,
	2021	2020	2019
Current
Federal	$276,471	$268,974	$225,663
Foreign	13,754	13,978	9,284
State	44,993	43,333	40,152
	335,218	326,285	275,099
Deferred
Federal	(26,638)	(20,382)	(27,073)
Foreign	1,521	(2,496)	1,874
State	(4,420)	(4,114)	(11,106)
	(29,537)	(26,992)	(36,305)
Total	$305,681	$299,293	$238,794

On December 22, 2017, the President of the United States signed into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “TCJA-17”). The TCJA-17 contains two new anti-base erosion tax provisions, (1) the global intangible low-taxed income (“GILTI”) provisions and (2) the base erosion and anti-abuse tax (“BEAT”) provisions:

GILTI:  The GILTI provisions require the inclusion of the earnings of certain foreign subsidiaries in excess of an acceptable rate of return on certain assets of the respective subsidiaries in our U.S. tax return for tax years beginning after December 31, 2017. An accounting policy election was made during 2018 to treat taxes related to GILTI as a period cost when the tax is incurred. We recorded a GILTI tax provision of zero for the years ended December 31, 2021, 2020 and 2019, respectively.

BEAT:  The BEAT provisions limit the deduction for U.S. tax base erosion related payments made by U.S. operations to related foreign affiliates. We were not subject to BEAT for the years ended December 31, 2021, 2020 and 2019.

The foreign provision for income taxes is based on foreign pre-tax earnings of $79 million in 2021, $72 million in 2020 and $69 million in 2019.  In the future, we anticipate repatriating only previously taxed foreign earnings subjected as well as any future earnings that would qualify for a full dividend received deduction for distributions post-December 31, 2017. As of December 31, 2021, the amount of previously taxed earnings and earnings that would qualify for a full dividend received deduction total $116 million. At this time, there are no material tax effects related to future cash repatriation of undistributed foreign earnings. As such, we have not recognized a deferred tax liability related to existing undistributed earnings.

Our provision for income taxes for the year ended December 31, 2021, 2020 and 2019 included tax benefits of $2 million, tax expenses of $7 million and tax benefits of $12 million, respectively. Excess tax benefits (when the deductible amount related to the settlement of employee equity awards for tax purposes exceeds the cumulative compensation cost recognized for financial reporting purposes) and deficiencies, if applicable, are recorded as a component of our tax provision.

A reconciliation between the federal statutory rate and the effective tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal income tax benefit	2.5%	2.5%	2.2%
Tax effects of foreign operations	-0.1%	-0.3%	-0.3%
Tax benefit from settlement of employee equity awards	-0.2%	0.5%	-1.0%
Other items	0.3%	0.4%	0.8%
Impact of income attributable to noncontrolling interests	0.1%	-0.2%	-0.3%
Effective tax rate	23.6%	23.9%	22.4%

Our effective tax rates were 23.6%, 23.9% and 22.4% for the years ended December 31, 2021, 2020 and 2019, respectively. The decrease in our effective tax rate for the year ended December 31, 2021 as compared to 2020 is due primarily to tax benefit of $2 million and tax expense of $7 million from employee share-based payments during the year ended December 2021 and 2020, respectively. The increase in our effective tax rate for the year ended December 31, 2020 as compared to 2019 is due primarily to tax expense from employee share-based payments of $7 million and tax benefits of $12 million during the year ended December 2020 and 2019, respectively.

Included in “Other current assets” on our Consolidated Balance Sheet are prepaid federal, state and foreign income taxes amounting to approximately $6 million and $11 million as of December 31, 2021 and 2020, respectively.

The components of deferred taxes are as follows (amounts in thousands):

	Year Ended December 31,
	2021			2020
	Assets		Liabilities	Assets		Liabilities
Self-insurance reserves	$97,024	$		$75,648	$
Compensation accruals	77,917			71,054
Doubtful accounts and other reserves	127,876			94,295
Other currently non-deductible accrued liabilities	31,240			61,634
Depreciable and amortizable assets			303,079			296,588
Operating lease liabilities	86,652			89,865
Right of use assets-operating leases			86,269			89,493
State and foreign net operating loss carryforwards and other state and foreign deferred tax assets	79,499			81,036
Net pension liabilities – OCI only	1,014			1,356
Other liabilities			3,811			3,697
	$501,222		$393,159	$474,888		$389,778
Valuation Allowance	(62,356)		0	(68,003)		0
Total deferred income taxes	$438,866		$393,159	$406,885		$389,778

At December 31, 2021, state net operating loss carryforwards (losses originating in tax years beginning prior to January 1, 2021, expiring in years 2022 through 2040), and credit carryforwards available to offset future taxable income approximated $891 million representing approximately $60 million in deferred state tax benefit (net of the federal benefit); and state related interest expense carryforwards approximated $158 million representing approximately $5 million in deferred state tax benefit (net of the federal benefit). At December 31, 2021, there were foreign net operating losses and interest expense carryforwards of approximately $51 million, most of which are carried forward indefinitely, representing approximately $13 million in deferred foreign tax benefit.  At December 31, 2021, related to the acquisition of Riverside Medical Clinic Patient Services, LLC, there were estimated federal and state net operating losses of approximately $11 million carried forward indefinitely for federal purposes and $10 million through 2038 for state purposes representing approximately $2 million in deferred federal tax benefits and less than $1 million of state tax benefits.

A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on available evidence, it is more likely than not that certain of our state tax benefits will not be realized. Therefore, valuation allowances of approximately $57 million and $64 million have been reflected as of December 31, 2021 and 2020, respectively. During 2021, the valuation allowance on these state tax benefits decreased by $7 million primarily due to expired net operating losses not realized. In addition, valuation allowances of approximately $5 million and $4 million have been reflected as of December 31, 2021 and 2020, respectively, related to foreign net operating losses and credit carryforwards.

During 2021 and 2020, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were increased less than $1 million due to tax positions taken in the current and prior years.  The balance at each of the years ended December 31, 2021 and 2020, if subsequently recognized, that would favorably affect the effective tax rate and the provision for income taxes is approximately $2 million as of each date.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of December 31, 2021 and 2020, we have accrued interest and penalties of less than $1 million as of each date. The U.S. federal statute of limitations remains open for the 2018 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging for 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

The tabular reconciliation of unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019 is as follows (amounts in thousands):

	As of December 31,
	2021	2020	2019
Balance at January 1,	$2,806	$2,164	$1,553
Additions based on tax positions related to the current year	500	500	500
Additions for tax positions of prior years	213	142	113
Reductions for tax positions of prior years	(261)	0	0
Settlements	(714)	0	(2)
Balance at December 31,	$2,544	$2,806	$2,164

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

We determine if an arrangement is or contains a lease at inception of the contract. Our right-of-use assets represent our right to use the underlying assets for the lease term and our lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We use the implicit rate noted within the contract if known or determinable.  If the implicit rate is not readily available, we use our estimated incremental borrowing rate, which is derived using a collateralized borrowing rate for the same currency and term as the associated lease. A right-of-use asset and lease liability is not recognized for leases with an initial term of 12 months or less and we recognize lease expense for these leases on a straight-line basis over the lease term within lease and rental expense.

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

Five of our hospital facilities are held under operating leases with Universal Health Realty Income Trust with two hospital terms expiring in 2026, two expiring in 2033, and one expiring in 2040 (see Note 9 for additional disclosure). We also lease the real property of certain facilities (see Item 2. Properties for additional disclosure).

The components of lease expense for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	Twelve months ended December 31,
	2021	2020	2019

Operating lease cost	$77,420	$73,841	$72,098
Variable and short term lease cost (a)	41,443	42,218	35,711
Total lease and rental expense	$118,863	$116,059	$107,809

Finance lease cost:
Amortization of property under capital lease	$3,626	$1,985	$1,877
Interest on debt of property under capital lease	4,124	1,763	1,876
Total finance lease cost	$7,750	$3,748	$3,753

(a) Includes equipment, month-to-month and leases with a maturity of less than 12 months.

Supplemental cash flow information related to leases for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	Twelve months ended December 31,
	2021	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$118,433	$115,270	$107,239
Operating cash flows from finance leases	$4,612	$1,885	$2,078
Financing cash flows from finance leases	$2,849	$2,586	$1,959

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$95,805	$69,678	$383,857
Finance leases	$28,600	$37,029	$-

Included in the $383.9 million of right-of-use assets obtained in exchange for operating lease obligations is $29.3 million of new and modified operating leases entered into during the year ended December 31, 2019.

Supplemental balance sheet information related to leases as of December 31, 2021 and 2020 are as follows (in thousands):

	December 31,	December 31,
	2021	2020

Operating Leases
Right of use assets-operating leases	$367,477	$336,513

Operating lease liabilities	$64,484	$59,796
Operating lease liabilities noncurrent	304,624	278,303
Total operating lease liabilities	$369,108	$338,099

Finance Leases
Property and equipment	$102,940	$75,611
Accumulated depreciation	(30,949)	(28,595)
Property and equipment, net	$71,991	$47,016

Current maturities of long-term debt	$2,740	$2,060
Long-term debt	76,591	50,845
Total finance lease liabilities	$79,331	$52,905

Weighted Average remaining lease term, years
Operating leases	9.1	10.9
Finance leases	20.8	8.1

Weighted Average discount rate
Operating leases	3.8%	4.4%
Finance leases	7.1%	9.7%

Future maturities of lease liabilities as of December 31, 2021 are as follows (in thousands):

	Operating Leases	Finance Leases
Year ending December 31,
2022	$75,790	$6,809
2023	67,994	6,993
2024	59,354	7,162
2025	52,098	6,047
2026	43,193	6,057
Later years	150,024	110,263
Total lease payments	448,453	143,331
less imputed interest	(79,345)	(64,000)
Total	$369,108	$79,331

We assumed $29 million and $37 million in finance lease obligations during 2021 and 2020, respectively. No finance lease were assumed during 2019. In the ordinary course of business, our facilities routinely lease equipment pursuant to new lease arrangements that will likely result in future lease and rental expense in excess of amounts indicated above.

8) COMMITMENTS AND CONTINGENCIES

Professional and General Liability, Workers’ Compensation Liability

The vast majority of our subsidiaries are self-insured for professional and general liability exposure up to: (i) $20 million for professional liability and $3 million for general liability per occurrence in 2022 and 2021; (ii) $10 million and $3 million per occurrence in 2020 (professional liability claims are also subject to an additional annual aggregate self-insured retention of $2.5 million for claims in excess of $10 million for 2020); (iii) $5 million and $3 million per occurrence, respectively, during 2019, 2018 and 2017, and; (iv) $10 million and $3 million per occurrence, respectively, prior to 2017.

These subsidiaries are provided with several excess policies through commercial insurance carriers which provide for coverage in excess of the applicable per occurrence and aggregate self-insured retention or underlying policy limits up to $162.5 million in 2022; $155 million in 2021 and $250 million during each of 2014 through 2020. In addition, from time to time based upon marketplace conditions, we may elect to purchase additional commercial coverage for certain of our facilities or businesses.  Our behavioral health care facilities located in the U.K. have policies through a commercial insurance carrier located in the U.K. that provides for £16 million of professional liability coverage, and £25 million of general liability coverage.

As of December 31, 2021, the total net accrual for our professional and general liability claims was $349 million, of which $74 million was included in current liabilities.  As of December 31, 2020, the total net accrual for our professional and general liability claims was $264 million, of which $74 million was included in current liabilities.

As a result of unfavorable trends experienced during 2021 and 2020, included in our results of operations were pre-tax increases of $52 million during 2021, and $25 million during 2020, to increase our reserves for self-insured professional and general liability claims.  Our 2019 results of operations were not materially impacted by adjustments to our reserves for professional and general liability claims. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimates of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Given our significant self-insured exposure for professional and general liability claims, there can be no assurance that a sharp increase in the number and/or severity of claims asserted against us will not have a material adverse effect on our future results of operations.

As of December 31, 2021, the total accrual for our workers’ compensation liability claims was $115 million, $55 million of which was included in current liabilities. As of December 31, 2020, the total accrual for our workers’ compensation liability claims was $105 million, $55 million of which was included in current liabilities.  Our results of operations for 2021 and 2019 were not materially impacted by adjustments to our reserves for workers’ compensation claims.  However, during 2020, as a result of unfavorable trends experienced during the year, including, among other things, increased claims volumes and certain other factors resulting from the COVID-19 pandemic, our results of operations included a $20 million increase to our reserves for workers’ compensation claims, a portion of which related to prior years.

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

Although we are unable to predict whether or not our future financial statements will require updates to estimates for our reserves for self-insured general and professional and workers’ compensation claims, given the relatively unpredictable nature of the these potential liabilities and the factors impacting these reserves, as discussed above, it is reasonably likely that our future financial results may include material adjustments to prior period reserves.

Below is a schedule showing the changes in our general and professional liability and workers’ compensation reserves during the three years ended December 31, 2021 (amount in thousands):

	General and
	Professional	Workers’
	Liability	Compensation	Total
Balance at January 1, 2019	$243,051	$71,890	$314,941
Plus: Accrued insurance expense, net of commercial premiums paid	56,452	49,220	105,672
Less: Payments made in settlement of self-insured claims	(57,683)	(40,106)	(97,789)
Balance at January 1, 2020	241,820	81,004	322,824
Plus: Accrued insurance expense, net of commercial premiums paid	91,518	67,705	159,223
Less: Payments made in settlement of self-insured claims	(69,559)	(43,524)	(113,083)
Balance at January 1, 2021	263,779	105,185	368,964
Plus: Accrued insurance expense, net of commercial premiums paid	129,690	56,525	186,215
Less: Payments made in settlement of self-insured claims	(44,776)	(46,725)	(91,501)
Balance at December 31, 2021	$348,693	$114,985	$463,678

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

In connection with this incident, our results of operations for the year ended December 31, 2021 were favorably impacted by an aggregate of approximately $45 million resulting from: (i) receipt of commercial cyber insurance proceeds (approximately $28 million), and; (ii) collection of revenues previously reserved during 2020 (approximately $17 million).

Other Contractual Commitments:

In addition to our long-term debt obligations as discussed in Note 4 - Long-Term Debt and our operating lease obligations as discussed in Note 7 - Lease Commitments, we have various other contractual commitments outstanding as of December 31, 2021 as follows: (i) other combined estimated future purchase obligations of $367 million related to a long-term contract with third-parties consisting primarily of certain revenue cycle data processing services for our acute care facilities ($63 million), expected future costs to be paid to a third-party vendor in connection with the ongoing operation of an electronic health records application and purchase implementation of a revenue cycle and other applications for our acute care facilities ($208 million), healthcare infrastructure in Washington D.C. in connection with various agreements with the District of Columbia ($75 million), and other software applications ($21 million); (ii) estimated construction commitment of $21 million representing our share of the construction cost of a behavioral health care facility scheduled to be completed in 2023 that, subject to approval of certain regulatory conditions, we are required to build pursuant to a joint-venture agreement with a third-party; (iii) combined estimated future payments of $179 million related to our non-contributory, defined benefit pension plan ($156 million consisting of estimated payments through 2080) and other retirement plan liabilities ($23 million), and; (iv) accrued and unpaid estimated claims expense incurred in connection with our commercial health insurers and self-insured employee benefit plans ($114 million).

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

Certain legal matters are described below:

Litigation:

Shareholder Derivative Cases

In March 2017, a shareholder derivative suit was filed by plaintiff David Heed in the Court of Common Pleas of Philadelphia County. A notice of removal to the United States District Court for the Eastern District of Pennsylvania was filed (Case No. 2:17-cv-01476-LS). Plaintiff filed a motion to remand. In December 2017, the Court denied plaintiff’s motion to remand and retained the case in federal court. In May, June and July 2017, additional shareholder derivative suits were filed in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in those cases are: Central Laborers’ Pension Fund (Case No. 17-cv-02187-LS); Firemen’s Retirement System of St. Louis (Case No. 17—cv-02317-LS); Waterford Township Police & Fire Retirement System (Case No. 17-cv-02595-LS); and Amalgamated Bank Longview Funds (Case No. 17-cv-03404-LS). The Fireman’s Retirement System case has since been voluntarily dismissed. The federal court consolidated all of the cases pending in the Eastern District of Pennsylvania and appointed co-lead plaintiffs and co-lead counsel. Lead Plaintiffs filed a consolidated, amended complaint. We filed a motion to dismiss the amended complaint.  In addition, a shareholder derivative case was filed in Chancery Court in Delaware by the Delaware County Employees’ Retirement Fund (Case No. 2017-0475-JTL). In December 2017, the Chancery Court stayed this case pending resolution of other contemporaneous matters. Each of these cases have named certain current and former members of the Board of Directors individually and certain officers of Universal Health Services, Inc. as defendants.  UHS has also been named as a nominal defendant in these cases. The derivative cases make allegations relating to admission and discharge practices at our behavioral health facilities and board and corporate oversight of these facilities as well as claims relating to the stock trading by the individual defendants and company repurchase of shares during the relevant time period. The cases make claims of breaches of fiduciary duties by the named board members and officers; alleged violations of federal securities laws; and common law causes of action against the individual defendants including unjust enrichment, corporate waste, abuse of control, constructive fraud and gross mismanagement. The cases seek monetary damages allegedly incurred by the company; restitution and disgorgement of profits, benefits and other compensation from the individual defendants and various forms of equitable relief relating to corporate governance matters. In August 2019, the court granted our motion to dismiss. Plaintiffs subsequently filed a motion with the court seeking leave to file a second amended complaint.  In April 2020, the court denied Plaintiffs motion to file a second amended complaint. Plaintiffs filed an appeal with the 3rd Circuit Court of Appeals. The defendants denied liability and defended these cases vigorously. The parties engaged in settlement negotiations during the pendency of the appeal and a settlement was reached.  In December, 2021, the Court granted final approval of the settlement, which did not have a material impact on our financial statements, and the cases have been dismissed. Following the Court’s approval of the settlement, a plaintiff’s attorney fee award was negotiated by our commercial insurance carrier, for an amount which was not material to our financial statements. We anticipate that the legal fee award will be covered in full by our insurance carrier.

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

9) RELATIONSHIP WITH UNIVERSAL HEALTH REALTY INCOME TRUST AND OTHER RELATED PARTY TRANSACTIONS

Relationship with Universal Health Realty Income Trust:

At December 31, 2021, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. The advisory agreement was renewed by the Trust for 2022 at the same rate as the prior three years, providing for an advisory computation at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $4.4 million during 2021, $4.1 million during 2020 and $4.0 million during 2019.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust was $6.2 million during 2021 and $1.1 million during each of 2020 and 2019, which are included in other income, net, on the accompanying consolidated statements of income for each year. We received dividends from the Trust amounting to $2.2 million during each of 2021 and 2020 and $2.1 million 2019.   Included in our share of the Trust’s income during 2021 was approximately $5.0 million related to our share of gains on various transactions recorded by the Trust, including an asset purchase and sale transaction between the Trust and UHS, as discussed below.

The carrying value of our investment in the Trust was $9.4 million and $5.4 million at December 31, 2021 and 2020, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $46.8 million at December 31, 2021 and $50.6 million at December 31, 2020, based on the closing price of the Trust’s stock on the respective dates.

The Trust commenced operations in 1986 by purchasing certain hospital properties from us and immediately leasing the properties back to our respective subsidiaries. Most of the leases were entered into at the time the Trust commenced operations and provided for initial terms of 13 to 15 years with up to six additional 5-year renewal terms. Each lease, at that time, also provided for additional or bonus rental, as discussed below. The base rents are paid monthly and the bonus rents are computed and paid on a quarterly basis, based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. The leases with those subsidiaries are unconditionally guaranteed by us and are cross-defaulted with one another.

On December 31, 2021 we entered into an asset purchase and sale agreement with the Trust, pursuant to the terms of which:

•

a wholly-owned subsidiary of ours purchased from the Trust, the real estate assets of the Inland Valley Campus of Southwest Healthcare System located in Wildomar, California, at its fair market value of $79.6 million.

•	two wholly-owned subsidiaries of ours transferred to the Trust, the real estate assets of the following properties:
o

Aiken Regional Medical Center (“Aiken”), located in Aiken, South Carolina (which includes a 211-bed acute care hospital and a 62-bed behavioral health facility), at its fair-market value of approximately $57.7 million, and;

o	Canyon Creek Behavioral Health (“Canyon Creek”), located in Temple, Texas, at its fair-market value of approximately $24.7 million.
•

in connection with this transaction, since the fair-market value of Aiken and Canyon Creek, which totaled approximately $82.4 million in the aggregate, exceeded the $79.6 million fair-market value of the Inland Valley Campus of Southwest Healthcare System, we received approximately $2.8 million in cash from the Trust.  This transaction generated a gain of approximately $68.4 million for the Trust, our share of which (approximately $4.0 million) is included in our consolidated statement of income for the year ended December 31, 2021.

Also on December 31, 2021, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases (with the Trust as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. Subject to the terms of the master lease, Aiken and Canyon Creek have the right to renew their leases, at the then current fair market rent (as defined in the master lease), for seven, five-year optional renewal terms. The aggregate annual rental during 2022 pursuant to the leases for these two facilities, amounts to approximately $5.6 million ($3.9 million related to Aiken and $1.7 million related to Canyon Creek). There is no bonus rental component applicable to either of these leases. Beginning on January 1, 2023, and thereafter on each January 1st through 2033, the annual rental will increase by 2.25% on a cumulative and compounded basis.

As a result of the purchase options within the lease agreements for Aiken and Canyon Creek, the asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP. We have accounted for the asset exchange and substitution transaction with the Trust as a financing arrangement and, since we did not derecognize the real property related to Aiken and Canyon Creek, we will continue to depreciate the assets. Our Consolidated Balance Sheet as of December 31, 2021 reflects a financial liability of $82.4 million, which is included in debt, for the fair value of real estate assets that we exchanged as part of the transaction. Our monthly lease payments payable to the Trust will be recorded to interest expense and as reduction to the outstanding financial liability. The amount allocated to interest expense will be determined using our incremental borrowing rate and will be based on the outstanding financial liability.

Total aggregate rent expense under the operating leases on three hospital facilities with the Trust (McAllen Medical Center, Wellington Regional Medical Center and Inland Valley Campus of Southwest Healthcare System) was $17.7 million, $17.1 million and $16.4 million during 2021, 2020 and 2019, respectively.  Pursuant to the Master Leases by certain subsidiaries of ours and the Trust as described in the table below, dated 1986 and 2021 (“the Master Leases”) which govern the leases of McAllen Medical Center and Wellington Regional Medical Center (each of which is governed by the Master Lease dated 1986), and Aiken Regional Medical Center and Canyon Creek Behavioral Health (each of which is governed by the Master Lease dated 2021), we have the option to renew the leases at the lease terms described above and below by providing notice to the Trust at least 90 days prior to the termination of the then current term. We also have the right to purchase the respective leased hospitals at their appraised fair market value upon any of the following: (i) at the end of the lease terms or any renewal terms; (ii) upon one month’s notice should a change of control of the Trust occur, or; (iii) within the time period as specified in the lease in the event that we provide notice to the Trust of our intent to offer a substitution property/properties in exchange for one (or more) of the hospital properties leased from the Trust should we be unable to reach an agreement with the Trust on the properties to be substituted.  In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

 In addition, we are the managing, majority member in a joint venture with an unrelated third-party that operates Clive Behavioral Health, a 100-bed behavioral health care facility located in Clive, Iowa. The real property of this newly constructed facility, which was completed and opened in late, 2020, is also leased from the Trust (annual rental expense of approximately $2.5 million during 2021) pursuant to the lease terms as provided in the table below. In connection with the lease on this facility, the joint venture has the right to purchase the leased facility from the Trust at its appraised fair market value upon either of the following: (i) by providing notice at least 270 days prior to the end of the lease terms or any renewal terms, or; (ii) upon 30 days’ notice anytime within 12 months of a change of control of the Trust (UHS also has this right should the joint venture decline to exercise its purchase right). Additionally, the joint venture has rights of first offer to purchase the facility prior to any third-party sale.

The table below provides certain details for each of the hospitals leased from the Trust as of January 1, 2022:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2026	5	(a)
Wellington Regional Medical Center	$6,319,000	December, 2026	5	(b)
Aiken Regional Medical Center/Aurora Pavilion Behavioral Health Services	$3,895,000	December, 2033	35	(c)
Canyon Creek Behavioral Health	$1,670,000	December, 2033	35	(c)
Clive Behavioral Health Hospital	$2,628,000	December, 2040	50	(d)
(a)	We have one 5-year renewal option at existing lease rates (through 2031).

(b)

We have one 5-year renewal option at fair market value lease rates (through 2031).  Upon the December 31, 2021 expiration of the lease on Wellington Regional Medical Center, a wholly-owned subsidiary of ours exercised its fair market value renewal option and renewed the lease for a 5-year term scheduled to expire on December 31, 2026.  Effective January 1, 2022, the annual fair market value lease rate for this hospital is $6.3 million (there is no longer a bonus rental component of the lease payment). Beginning on January 1, 2023, and thereafter on each January 1st through 2026, the annual rent will increase by 2.50% on a cumulative and compounded basis.

(c)	We have seven 5-year renewal options at fair market value lease rates (2034 through 2068).
(d)

This facility is operated by a joint venture in which we are the managing, majority member and an unrelated third-party holds a minority ownership interest. The joint venture has three, 10-year renewal options at computed lease rates as stipulated in the lease (2041 through 2070) and two additional, 10-year renewal options at fair market values lease rates (2071 through 2090). Beginning in January, 2022, and thereafter in each January through 2040 (and potentially through 2070 if three, 10-year renewal options are exercised), the annual rental will increase by 2.75% on a cumulative and compounded basis.

In addition, certain of our subsidiaries are tenants in several medical office buildings (“MOBs”) and two free-standing emergency departments owned by the Trust or by limited liability companies in which the Trust holds 95% to 100% of the ownership interest.

In January, 2022, the Trust commenced construction on a new 86,000 rentable square feet multi-tenant MOB that is located on the campus of Northern Nevada Sierra Medical Center in Reno, Nevada.  Northern Nevada Sierra Medical Center, which is currently under construction and will be owned and operated by a wholly-owned subsidiary of ours, is a 170-bed acute care hospital that is scheduled to be completed and opened in the Spring of 2022. In connection with this MOB, a ground lease and a master flex lease was executed between a wholly-owned subsidiary of ours and the Trust, pursuant to the terms of which our subsidiary will master lease approximately 68% of the rentable square feet of the MOB at an initial minimum rent of $1.3 million annually.  The master flex lease could be reduced during the term if certain conditions are met.

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of our chief executive officer (“CEO”) and his wife. As a result of these agreements, as amended in October, 2016, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $28 million in premiums, and certain trusts owned by our CEO, would pay approximately $9 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than approximately $37 million representing the $28 million of aggregate premiums paid by us as well as the $9 million of aggregate premiums paid by the trusts. In connection with these policies, we paid approximately $1.0 million, net, in premium payments during 2021 and approximately $1.1 million, net, in premium payments during each of 2020 and 2019.

In August, 2015, Marc D. Miller, our President and Chief Executive Officer and member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance.  During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO. Also in connection with this GPO agreement, we received shares of restricted stock of Premier which vested ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO.  During the third quarter of 2020, we entered into an agreement with Premier pursuant to the terms of which, among other things, our ownership interest in Premier was converted into shares of Class A Common Stock of Premier.  We have elected to retain a portion of the previously vested shares of Premier, the market value of which is included in other assets on our consolidated balance sheet.  Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier was $92 million as of December 31, 2021 and $78 million as of December 31, 2020.  The $14 million increase in market value of our vested Premier shares since December 31, 2020 was recorded as an unrealized gain and included in “Other (income) expense, net” in our consolidated statements of income for the year ended December 31, 2021.   During 2021, Premier declared annual cash dividends of $.78 per share paid on a quarterly basis.  Additionally, during 2020, Premier declared a quarterly cash dividend during each of the third and fourth quarters of $0.19 per share per quarter. Our share of the dividends for the years ended December 31, 2021 and 2020 are approximately $1.7 million and $800,000, respectively, and are included in “Other (income) expense, net” in our condensed consolidated statements of income for the years ended December 31, 2021 and 2020.

A member of our Board of Directors and member of the Executive Committee and Finance Committee is a partner in Norton Rose Fulbright US LLP, a law firm engaged by us for a variety of legal services.  The Board member and his law firm also provide personal legal services to our Executive Chairman and he acts as trustee of certain trusts for the benefit of our Executive Chairman and his family.

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

The following table disaggregates our revenue by major source for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	For the year ended December 31, 2021
	Acute Care		Behavioral Health		Other	Total
Medicare	$1,292,205	18%	$361,914	7%		$1,654,119	13%
Managed Medicare	1,118,901	16%	244,061	4%		1,362,962	11%
Medicaid	539,741	8%	751,951	14%		1,291,692	10%
Managed Medicaid	618,727	9%	1,328,536	24%		1,947,263	15%
Managed Care (HMO and PPOs)	2,521,089	35%	1,435,938	26%		3,957,027	31%
UK Revenue	0	0%	687,725	12%		687,725	5%
Other patient revenue and adjustments, net	358,458	5%	484,742	9%		843,200	7%
Other non-patient revenue	659,133	9%	208,777	4%	30,219	898,129	7%
Total Net Revenue	$7,108,254	100%	$5,503,644	100%	$30,219	12,642,117	100%

	For the year ended December 31, 2020
	Acute Care		Behavioral Health		Other	Total
Medicare	$1,242,268	20%	$448,323	9%		$1,690,591	15%
Managed Medicare	869,488	14%	235,442	5%		1,104,930	10%
Medicaid	551,551	9%	651,081	12%		1,202,632	10%
Managed Medicaid	491,234	8%	1,224,205	24%		1,715,439	15%
Managed Care (HMO and PPOs)	2,146,018	34%	1,280,919	25%		3,426,937	30%
UK Revenue	0	0%	584,000	11%		584,000	5%
Other patient revenue and adjustments, net	248,047	4%	497,297	10%		745,344	6%
Other non-patient revenue (a)	788,698	12%	287,455	6%	12,871	1,089,024	9%
Total Net Revenue	$6,337,304	100%	$5,208,722	100%	$12,871	11,558,897	100%

	For the year ended December 31, 2019
	Acute Care		Behavioral Health		Other	Total
Medicare	$1,336,200	22%	$553,045	11%		$1,889,245	17%
Managed Medicare	827,216	13%	220,543	4%		1,047,759	9%
Medicaid	519,508	8%	688,141	13%		1,207,649	11%
Managed Medicaid	560,029	9%	1,118,612	21%		1,678,641	15%
Managed Care (HMO and PPOs)	2,271,002	37%	1,363,815	26%		3,634,817	32%
UK Revenue	0	0%	553,831	11%		553,831	5%
Other patient revenue and adjustments, net	191,422	3%	505,144	10%		696,566	6%
Other non-patient revenue	459,183	7%	206,932	4%	3,636	669,751	6%
Total Net Revenue	$6,164,560	100%	$5,210,063	100%	$3,636	11,378,259	100%

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

11) PENSION PLAN

We maintain contributory and non-contributory retirement plans for eligible employees. Our contributions to the contributory plan amounted to $69.8 million, $67.1 million and $56.3 million in 2021, 2020 and 2019, respectively. The non-contributory plan is a defined benefit pension plan which covers employees of one of our subsidiaries. The benefits are based on years of service and the employee’s highest compensation for any five years of employment. Our funding policy is to contribute annually at least the minimum amount that should be funded in accordance with the provisions of ERISA.

For defined benefit pension plans, the benefit obligation is the “projected benefit obligation”, the actuarial present value, as of December 31 measurement date, of all benefits attributed by the pension benefit formula to employee service rendered to that date.  The amount of benefit to be paid depends on a number of future events incorporated into the pension benefit formula, including estimates of the average life of employees/survivors and average years of service rendered.  It is measured based on assumptions concerning future interest rates and future compensation levels. The following table shows the reconciliation of the defined benefit pension plan as of December 31, 2021 and 2020:

	2021	2020
	(000s)
Change in plan assets:
Fair value of plan assets at beginning of year	$131,685	$120,287
Actual return (loss) on plan assets	2,771	18,169
Benefits paid	(6,389)	(6,260)
Administrative expenses	(707)	(511)
Fair value of plan assets at end of year	$127,360	$131,685
Change in benefit obligation:
Benefit obligation at beginning of year	$123,237	$117,556
Service cost	$546	$615
Interest cost	$2,493	$3,357
Benefits paid	$(6,389)	$(6,260)
Actuarial (gain) loss	$(3,853)	$7,969
Benefit obligation at end of year	$116,034	$123,237
Amounts recognized in the Consolidated Balance Sheet:
Other non-current assets	$11,327	$8,449
Total amounts recognized at end of year	$11,327	$8,449

	2021	2020	2019
	(000s)
Components of net periodic cost (benefit)
Service cost	$546	$615	$725
Interest cost	2,493	3,357	4,237
Expected return on plan assets	(4,490)	(5,261)	(4,558)
Amortization of actuarial loss	—	—	1,533
Net periodic cost	$(1,451)	$(1,289)	$1,937

	2021	2020
Measurement Dates
Benefit obligations	12/31/2021	12/31/2020
Fair value of plan assets	12/31/2021	12/31/2020

	2021	2020
Weighted average assumptions as of December 31
Discount rate	2.52%	2.08%
Rate of compensation increase	4.00%	4.00%

	2021	2020	2019
Weighted-average assumptions for net periodic benefit cost calculations
Discount rate	2.08%	2.94%	4.03%
Expected long-term rate of return on plan assets	3.50%	4.50%	4.50%
Rate of compensation increase	4.00%	4.00%	4.00%

The “accumulated benefit obligation” for our pension plan represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels.  The accumulated benefit obligation for our plan was $116.0 million and $123.2 million as of December 31, 2021 and 2020, respectively. The fair value of plan assets exceeded the accumulated benefit obligation by $11.3 million and $8.4 million as of December 31, 2021 and 2020, respectively.

We estimate that there will be no net loss or prior service cost amortized from accumulated other comprehensive income during 2022.

The market values of our pension plan assets at December 31, 2021 and December 31, 2020, reported using net asset value as a practical expedient, by asset category are as follows:

	2021	2020
Equities:
U.S. Large Cap	$7,306	$10,946
U.S. Mid Cap	$2,014	$3,403
U.S. Small Cap	$1,913	$3,581
International Developed	$5,062	$8,315
Emerging Markets	$3,152	$5,631
Fixed income:
Core Fixed Income	$22,904	$27,782
Long Duration Fixed Income	$84,277	$68,886
Real Estate:
REIT Fund	$—	$2,474
Cash/Currency:
Cash Equivalents	$732	$667
Total market value	$127,360	$131,685

To develop the expected long-term rate of return on plan assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

The following table shows expected benefit payments for the years 2022 through 2031 for our defined pension plan. There will be benefit payments under this plan beyond 2031.

Estimated Future Benefit Payments (000s)
2022	$6,994
2023	7,056
2024	7,057
2025	7,029
2026	6,973
2027-2031	33,438
Total	$68,547

	2021	2020
Plan Assets
Asset Category
Equity securities	15%	24%
Fixed income securities	84%	73%
Other	1%	3%
Total	100%	100%

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

Total portfolio risk is regularly evaluated and compared to that of the plan’s policy target allocation and judged on a relative basis over a market cycle. The following asset allocation policy and ranges have been established in accordance with the overall risk and return objectives of the portfolio:

	As of 12/31/2021	Permitted Range
Total Equity	15%	10-30%
Total Fixed Income	84%	70-90%
Other	1%	0-10%

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

12) SEGMENT REPORTING

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including, but not limited to, information technology, purchasing, reimbursement, accounting and finance, taxation, legal, advertising and design and construction. The chief operating decision making group for our acute care services and behavioral health care services is comprised of our Chief Executive Officer and the Presidents of each operating segment. The Presidents for each operating segment also manage the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in Note 1-Business and Summary of Significant Accounting Policies. The corporate overhead allocations, as reflected below, are utilized for internal reporting purposes and are comprised of each period’s projected corporate-level operating expenses (excluding interest expense). The overhead expenses are captured and allocated directly to each segment, to the extent possible, based upon each segment’s respective percentage of total operating expenses.

2021	Acute Care Hospital Services	Behavioral Health Services (a.)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$36,522,155	$9,927,401	$—	$46,449,556
Gross outpatient revenues	$20,633,921	$1,013,547	$—	$21,647,468
Total net revenues	$7,108,254	$5,503,644	$30,219	$12,642,117
Income (loss) before allocation of corporate overhead and income taxes	$734,666	$1,025,557	$(466,910)	$1,293,313
Allocation of corporate overhead	$(233,298)	$(172,512)	$405,810	$0
Income (loss) after allocation of corporate overhead and before income taxes	$501,368	$853,045	$(61,100)	$1,293,313
Total assets	$5,534,912	$7,250,427	$308,204	$13,093,543

2020	Acute Care Hospital Services	Behavioral Health Services (a.)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$30,562,093	$9,718,934	$—	$40,281,027
Gross outpatient revenues	$16,272,520	$963,799	$—	$17,236,319
Total net revenues	$6,337,304	$5,208,722	$12,871	$11,558,897
Income (loss) before allocation of corporate overhead and income taxes	$693,427	$1,023,257	$(464,601)	$1,252,083
Allocation of corporate overhead	$(223,921)	$(170,849)	$394,770	$0
Income (loss) after allocation of corporate overhead and before income taxes	$469,506	$852,408	$(69,831)	$1,252,083
Total assets	$4,927,456	$7,044,617	$1,504,806	$13,476,879

2019	Acute Care Hospital Services	Behavioral Health Services (a.)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$28,430,922	$10,100,903	$—	$38,531,825
Gross outpatient revenues	$17,666,629	$1,066,704	$—	$18,733,333
Total net revenues	$6,164,560	$5,210,063	$3,636	$11,378,259
Income (loss) before allocation of corporate overhead and income taxes	$713,410	$900,965	$(548,038)	$1,066,337
Allocation of corporate overhead	$(230,166)	$(166,571)	$396,737	$0
Income (loss) after allocation of corporate overhead and before income taxes	$483,244	$734,394	$(151,301)	$1,066,337
Total assets	$4,405,643	$6,910,790	$351,817	$11,668,250
(a.)

Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $688 million in 2021, $584 million in 2020 and $554 million in 2019.  Total assets at our U.K. behavioral health care facilities were approximately $1.351 billion as of December 31, 2021, $1.334 billion as of December 31, 2020 and $1.270 billion as of December 31, 2019. In addition, included in our 2019 Behavioral Health Services operating segment Income (loss) before allocation of corporate overhead and income taxes is a pre-tax $98 million provision for asset impairment to reduce the carrying value of a tradename intangible asset and real property assets.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at	Charges to	Balance
	beginning	costs and	at end
Valuation Allowance for Deferred Tax Assets:	of period	expenses	of period
Year ended December 31, 2021	$68,003	$(5,647)	$62,356
Year ended December 31, 2020	$75,277	$(7,274)	$68,003
Year ended December 31, 2019	$79,264	$(3,987)	$75,277