Form 10-Q
period 2022-03-31
UNIVERSAL HEALTH SERVICES INC
filed 2022-05-06
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of April 30, 2022:

Class A	6,577,100
Class B	67,127,528
Class C	661,688
Class D	14,293

UNIVERSAL HEALTH SERVICES, INC.

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2022. This Report modifies and supersedes documents filed prior to this Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Report.

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

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2022	2021
Net revenues	$3,292,956	$3,012,987
Operating charges:
Salaries, wages and benefits	1,692,270	1,497,773
Other operating expenses	820,934	709,708
Supplies expense	371,073	347,110
Depreciation and amortization	143,784	131,403
Lease and rental expense	32,038	31,324
	3,060,099	2,717,318
Income from operations	232,857	295,669
Interest expense, net	21,673	21,957
Other (income) expense, net	11,201	835
Income before income taxes	199,983	272,877
Provision for income taxes	48,962	63,807
Net income	151,021	209,070
Less: Net income (loss) attributable to noncontrolling interests	(2,892)	(21)
Net income attributable to UHS	$153,913	$209,091

Basic earnings per share attributable to UHS	$2.05	$2.46
Diluted earnings per share attributable to UHS	$2.02	$2.43

Weighted average number of common shares - basic	75,030	84,782
Add: Other share equivalents	1,011	1,014
Weighted average number of common shares and equivalents - diluted	76,041	85,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended March 31,
	2022	2021
Net income	$151,021	$209,070
Other comprehensive income (loss):
Foreign currency translation adjustment	(18,470)	(10,346)
Other comprehensive income (loss) before tax	(18,470)	(10,346)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(944)	(1,466)
Total other comprehensive income (loss), net of tax	(17,526)	(8,880)
Comprehensive income	133,495	200,190
Less: Comprehensive income (loss) attributable to noncontrolling interests	(2,892)	(21)
Comprehensive income attributable to UHS	$136,387	$200,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$105,999	$115,301
Accounts receivable, net	1,754,877	1,746,635
Supplies	208,302	206,839
Other current assets	232,724	194,781
Total current assets	2,301,902	2,263,556

Property and equipment	10,929,292	10,770,702
Less: accumulated depreciation	(5,010,825)	(4,896,427)
	5,918,467	5,874,275
Other assets:
Goodwill	3,949,788	3,962,624
Deferred income taxes	47,549	45,707
Right of use assets-operating leases	368,921	367,477
Deferred charges	6,310	6,525
Other	551,509	573,379
Total Assets	$13,144,446	$13,093,543

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$48,486	$48,409
Accounts payable and other liabilities	1,976,389	1,860,496
Operating lease liabilities	65,607	64,484
Federal and state taxes	55,734	10,720
Total current liabilities	2,146,216	1,984,109

Other noncurrent liabilities	475,006	464,759
Operating lease liabilities noncurrent	305,643	304,624
Long-term debt	4,250,689	4,141,879

Redeemable noncontrolling interests	4,314	5,119

Equity:
UHS common stockholders’ equity	5,867,872	6,089,664
Noncontrolling interest	94,706	103,389
Total equity	5,962,578	6,193,053
Total Liabilities and Stockholders’ Equity	$13,144,446	$13,093,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months ended March 31, 2022

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2022	$5,119	$66	$698	$7	$0	$(545,487)	$6,604,089	$30,291	$6,089,664	$103,389	$6,193,053
Common Stock
Issued/(converted)	—	—	5	—	—	—	3,640	—	3,645	—	3,645
Repurchased	—	—	(27)	—	—	—	(365,478)	—	(365,505)	—	(365,505)
Restricted share-based compensation expense	—	—	—	—	—	—	3,442	—	3,442	—	3,442
Dividends paid and accrued	—	—	—	—	—	(14,963)	—	—	(14,963)	—	(14,963)
Stock option expense	—	—	—	—	—	—	15,202	—	15,202	—	15,202
Distributions to noncontrolling interests	(650)	—	—	—	—	—	—	—	—	(4,639)	(4,639)
Purchase (sale) of ownership interests by (from) minority members	—	—	—	—	—	—	—	—	—	(1,307)	(1,307)
Comprehensive income:
Net income (loss) to UHS / noncontrolling interests	(155)	—	—	—	—	—	153,913	—	153,913	(2,737)	151,176
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	(17,526)	(17,526)	—	(17,526)
Subtotal - comprehensive income	(155)	—	—	—	—	—	153,913	(17,526)	136,387	(2,737)	133,650
Balance, March 31, 2022	$4,314	$66	$676	$7	$0	$(560,450)	$6,414,808	$12,765	$5,867,872	$94,706	$5,962,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months ended March 31, 2021

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2021	$4,569	$66	$778	$7	$0	$(479,503)	$6,747,678	$48,120	$6,317,146	$84,821	$6,401,967
Common Stock
Issued/(converted)	—	—	4	—	—	—	3,356	—	3,360	—	3,360
Repurchased	—	—	(1)	—	—	—	(7,463)	—	(7,464)	—	(7,464)
Restricted share-based compensation expense	—	—	—	—	—	—	2,862	—	2,862	—	2,862
Dividends paid	—	—	—	—	—	(17,018)	—	—	(17,018)	—	(17,018)
Stock option expense	—	—	—	—	—	—	14,765	—	14,765	—	14,765
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(4,525)	(4,525)
Purchase of ownership interests by minority members	—	—	—	—	—	—	—	—	—	7,603	7,603
Comprehensive income:
Net income (loss) to UHS / noncontrolling interests	(99)	—	—	—	—	—	209,091	—	209,091	78	209,169
Foreign currency translation adjustments	—	—	—	—	—	—	—	(8,880)	(8,880)	—	(8,880)
Subtotal - comprehensive income	(99)	—	—	—	—	—	209,091	(8,880)	200,211	78	200,289
Balance, March 31, 2021	$4,470	$66	$781	$7	$0	$(496,521)	$6,970,289	$39,240	$6,513,862	$87,977	$6,601,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Three months ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$151,021	$209,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	143,784	131,403
Loss on sale of assets and businesses	1,084	-
Stock-based compensation expense	19,055	18,022
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(15,073)	56,851
Accrued interest	180	10,133
Accrued and deferred income taxes	47,548	53,769
Other working capital accounts	63,308	82,663
Medicare accelerated payments and deferred CARES Act and other grants	250	(509,448)
Other assets and deferred charges	26,042	(17)
Other	(4,020)	2,623
Accrued insurance expense, net of commercial premiums paid	41,685	35,467
Payments made in settlement of self-insurance claims	(29,431)	(18,741)
Net cash provided by operating activities	445,433	71,795

Cash Flows from Investing Activities:
Property and equipment additions	(200,002)	(247,459)
Proceeds received from sales of assets and businesses	10,232	-
Inflows (outflows) from foreign exchange contracts that hedge our net U.K. investment	20,710	(14,264)
Decrease in capital reserves of commercial insurance subsidiary	100	100
Costs incurred for purchase of information technology applications, net of refunds	-	(575)
Investment in, and advances to, joint ventures and other	-	(129)
Net cash used in investing activities	(168,960)	(262,327)

Cash Flows from Financing Activities:
Repayments of long-term debt	(11,966)	(251,830)
Additional borrowings	117,400	-
Repurchase of common shares	(365,505)	(7,464)
Dividends paid	(14,875)	(17,018)
Issuance of common stock	3,503	3,357
Profit distributions to noncontrolling interests	(5,289)	(4,525)
Purchase (sale) of ownership interests by (from) minority members	(1,307)	7,603
Net cash used in financing activities	(278,039)	(269,877)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,232)	423

Decrease in cash, cash equivalents and restricted cash	(3,798)	(459,986)
Cash, cash equivalents and restricted cash, beginning of period	178,934	1,279,154
Cash, cash equivalents and restricted cash, end of period	$175,136	$819,168

Supplemental Disclosures of Cash Flow Information:
Interest paid	$20,388	$11,421
Income taxes paid, net of refunds	$4,423	$8,654
Noncash purchases of property and equipment	$90,730	$60,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended March 31, 2022. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

The condensed consolidated interim financial statements include the accounts of our majority-owned subsidiaries and partnerships and limited liability companies controlled by us, or our subsidiaries, as managing general partner or managing member. The condensed consolidated interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments (consisting only of normal recurring adjustments) which, in our opinion, are necessary to fairly state results for the interim periods. Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, significant accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

The impact of the COVID-19 pandemic, which began during the second half of March, 2020, has had a material effect on our operations and financial results since that time. The COVID-19 vaccination process commenced during the first quarter of 2021. Since that time through the second quarter of 2021, we had generally experienced a decline in COVID-19 patients as well as a corresponding recovery in non-COVID patient activity.  However, during the third and fourth quarters of 2021, and continuing into the early part of the first quarter of 2022, our facilities generally experienced an increase in COVID-19 patients resulting from the Delta and, more recently, the highly transmissible Omicron variants. COVID-19 related patient volumes at our facilities were generally declining during the latter part of the first quarter of 2022.

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

During 2021, we received approximately $189 million of additional funds from the federal government in connection with the CARES Act, substantially all of which was received during the first quarter of 2021. During the second quarter of 2021, we returned the $189 million to the appropriate government agencies utilizing a portion of our cash and cash equivalents held on deposit. Therefore, our results of operations for the three month period ended March 31, 2021 include no impact from the receipt of those funds.

Also, in March of 2021, we made an early repayment of $695 million of funds received during 2020 pursuant to the Medicare Accelerated and Advance Payment Program. These funds were returned to the government utilizing a portion of our cash and cash equivalents held on deposit.

(2) Relationship with Universal Health Realty Income Trust and Other Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At March 31, 2022, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. The advisory agreement was renewed by the Trust for 2022 at the same rate as the prior three years, providing for an advisory fee computation at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $1.2 million and $1.1 million during the three-month periods ended March 31, 2022 and 2021, respectively.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust, which is included in other income, net, on the accompanying consolidated statements of income for each period was approximately $300,000 during each of the three-month periods ended March 31, 2022 and 2021. We received dividends from the Trust amounting to $555,000 and $547,000 during the three-month periods ended March 31, 2022 and 2021, respectively. The carrying value of our investment in the Trust was approximately $9.1 million and $9.4 million at March 31, 2022 and December 31, 2021, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $46.0 million at March 31, 2022 and $46.8 million at December 31, 2021, based on the closing price of the Trust’s stock on the respective dates.

The Trust commenced operations in 1986 by purchasing certain properties from us and immediately leasing the properties back to our respective subsidiaries. The base rents are paid monthly and the bonus rents, which as of January 1, 2022 are applicable to only McAllen Medical Center, are computed and paid on a quarterly basis, based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. The leases with those subsidiaries are unconditionally guaranteed by us and are cross-defaulted with one another.

On December 31, 2021, we entered into an asset purchase and sale agreement with the Trust.  Pursuant to the terms of the asset purchase and sale agreement, which was amended during the first quarter of 2022, a wholly-owned subsidiary of ours purchased from the Trust the real estate assets of the Inland Valley Campus of Southwest Healthcare System (at its fair market value of $79.6 million).  Additionally, two wholly-owned subsidiaries of ours transferred to the Trust the real estate assets of Aiken Regional Medical Center (at its fair market value of $57.7 million) and Canyon Creek Behavioral Health (at its fair market value of $26.0 million).  In connection with this transaction, since the $83.7 million aggregate fair market value of Aiken Regional Medical Center (“Aiken”) and Canyon Creek Behavioral Health (“Canyon Creek”) exceeded the $79.6 million fair market value of the Inland Valley Campus of Southwest Healthcare System, we received approximately $4.1 million in cash from the Trust.

Pursuant to the leases, as amended, the aggregate annual rental during 2022 for Aiken and Canyon Creek aggregates to approximately $5.7 million ($3.9 million related to Aiken and $1.8 million related to Canyon Creek).  There is no bonus rental component applicable to the leases for these two facilities.

The asset purchase and sale transaction was accounted for as a financing arrangement and, since we did not derecognize the real property related to Aiken and Canyon Creek, we will continue to depreciate the assets.  Our consolidated balance sheet as of March 31, 2022 reflects a financial liability of $83.3 million, which is included in debt, related to this transaction.  Our monthly lease payments payable to the Trust will be recorded to interest expense and as a reduction to the outstanding financial liability.

The aggregate rental for the leases on the four wholly-owned hospital facilities with the Trust was approximately $5 million during the three months ended March 31, 2022.  The aggregate rental for the leases on the three wholly-owned hospital facilities with the Trust was approximately $4 million during each the three months ended March 31, 2021.

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

In addition, we are the managing, majority member in a joint venture with an unrelated third-party that operates Clive Behavioral Health, a 100-bed behavioral health care facility located in Clive, Iowa. The real property of this newly constructed facility, which was completed and opened in late, 2020, is also leased from the Trust pursuant to the lease terms as provided in the table below. The rental on this facility was approximately $657,000 and $568,000 for the three months ended March 31, 2022 and 2021, respectively. In connection with the lease on this facility, the joint venture has the right to purchase the leased facility from the Trust at its appraised fair market value upon either of the following: (i) by providing notice at least 270 days prior to the end of the lease terms or any renewal terms, or; (ii) upon 30 days’ notice anytime within 12 months of a change of control of the Trust (UHS also has this right should the joint venture decline to exercise its purchase right). Additionally, the joint venture has rights of first offer to purchase the facility prior to any third-party sale.

The table below provides certain details for each of the hospitals leased from the Trust as of March 31, 2022:

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
(b)

We have one 5-year renewal options at fair market value lease rates (through 2031).  Upon the December 31, 2021 expiration of the lease on Wellington Regional Medical Center, a wholly-owned subsidiary of ours exercised its fair market value renewal option and renewed the lease for a 5-year term scheduled to expire on December 31, 2026.  Effective January 1, 2022, the annual fair market value lease rate for this hospital is $6.3 million (there is no longer a bonus rental component of the lease payment). Beginning on January 1, 2023, and thereafter on each January 1st through 2026, the annual rent will increase by 2.50% on a cumulative and compounded basis.

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

In January, 2022, the Trust commenced construction on a new 86,000 rentable square feet multi-tenant MOB that is located on the campus of Northern Nevada Sierra Medical Center in Reno, Nevada.  Northern Nevada Sierra Medical Center, a 170-bed a newly constructed acute care hospital owned and operated by a wholly-owned subsidiary of ours, was completed and opened in April, 2022. In connection with this MOB, a ground lease and a master flex lease was executed between a wholly-owned subsidiary of ours and the Trust, pursuant to the terms of which our subsidiary will master lease approximately 68% of the rentable square feet of the MOB at an initial minimum rent of $1.3 million annually.  The master flex lease could be reduced during the term if certain conditions are met.

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of Alan B. Miller (our Executive Chairman of the Board) and his wife. As a result of these agreements, as amended in October, 2016, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $28 million in premiums, and certain trusts owned by our Executive Chairman of the Board, would pay approximately $9 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than approximately $37 million representing the $28 million of aggregate premiums paid by us as well as the $9 million of aggregate premiums paid by the trusts. In connection with these policies, we will pay/we paid approximately $1.0 million, net, in premium payments during each of the 2022 and 2021 years, respectively.

In August, 2015, Marc D. Miller, our President and Chief Executive Officer and member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance.  During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO. Also in connection with this GPO agreement, we received shares of restricted stock of Premier which vested ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO. During the third quarter of 2020, we entered into an agreement with Premier pursuant to the terms of which, among other things, our ownership interest in Premier was converted into shares of Class A Common Stock of Premier. We have elected to retain a portion of the previously vested shares of Premier, the market value of which is included in other assets on our consolidated balance sheet. Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier was approximately $79 million and $92 million as of March 31, 2022 and December 31, 2021, respectively.  Any change in market value of our Premier shares since December 31, 2021 was recorded as an unrealized gain/loss and included in “Other (income) expense, net” in our condensed consolidated statements of income for the three-month period ended March 31, 2022. Additionally, Premier declared and paid quarterly cash dividends during each of the three months ended March 31, 2022 and 2021. Our share of the cash dividends amounted to approximately $400,000 for each of the three-month periods ended March 31, 2022 and 2021.  The dividends are included in “Other (income) expense, net” in our condensed consolidated statements of income.

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

As of March 31, 2022, outside owners held noncontrolling, minority ownership interests of: (i) 20% in an acute care facility located in Washington, D.C.; (ii) approximately 7% in an acute care facility located in Texas; (iii) 20%, 30%, 20%, 25% and 48% in five behavioral health care facilities located in Pennsylvania, Ohio, Washington, Missouri and Iowa, respectively, and; (iv) approximately 5% in an acute care facility located in Nevada. The noncontrolling interest and redeemable noncontrolling interest balances of $95 million and $4 million, respectively, as of March 31, 2022, consist primarily of the third-party ownership interests in these hospitals.

In connection with the two behavioral health care facilities located in Pennsylvania and Ohio, the minority ownership interests of which are reflected as redeemable noncontrolling interests on our Condensed Consolidated Balance Sheet, the outside owners have “put options” to put their entire ownership interest to us at any time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value. Accordingly, the amounts recorded as redeemable noncontrolling interests on our Condensed Consolidated Balance Sheet reflects the estimated fair market value of these ownership interests.

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

The seventh amendment to the Credit Agreement, among other things, provided for the following:

o

a $1.2 billion aggregate amount revolving credit facility, which is scheduled to mature on August 24, 2026, representing an increase of $200 million over the $1.0 billion previous commitment. As of March 31, 2022, this facility had $460 million of borrowings outstanding and $736 million of available borrowing capacity, net of $4 million of outstanding letters of credit;

o

a $1.7 billion initial tranche A term loan facility, which is scheduled to mature on August 24, 2026, resulting in an initial reduction of $150 million from the $1.85 billion of borrowings outstanding under the previous tranche A term loan facility, and;

o	repayment of approximately $488 million of outstanding borrowings and termination of the previous tranche B term loan facility.

Pursuant to the terms of the seventh amendment, the tranche A term loan, which had $1.679 billion of borrowings outstanding as of March 31, 2022, provides for installment payments of $10.625 million per quarter beginning on December 31, 2021 through September 30, 2023 and $21.25 million per quarter beginning on December 31, 2023 through June 30, 2026. The unpaid principal balance at June 30, 2026 is due on the maturity date.

Revolving credit and tranche A term loan borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625%. As of March 31, 2022, the applicable margins were 0.375% for ABR-based loans and 1.375% for LIBOR-based loans under the revolving credit and term loan A facilities.  The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of March 31, 2022 and December 31, 2021.

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

In April, 2021, our accounts receivable securitization program (“Securitization”) was amended (the eighth amendment) to: (i) reduce the aggregate borrowing commitments to $20 million (from $450 million previously); (ii) slightly reduce the borrowing rates and commitment fee, and; (iii) extend the maturity date to April 25, 2022.  In April, 2022, the Securitization was amended (the ninth amendment) to extend the maturity date to July 22, 2022. Substantially all other material terms and conditions remained unchanged. There were no borrowings outstanding pursuant to the Securitization as of March 31, 2022.

On September 13, 2021, we redeemed $400 million of aggregate principal amount of 5.00% senior secured notes, that were scheduled to mature on June 1, 2026, at 102.50% of the aggregate principal, or $410 million.

As of March 31, 2022, we had combined aggregate principal of $2.0 billion from the following senior secured notes:

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

As discussed in Note 2 to the Consolidated Financial Statements-Relationship with Universal Health Realty Income Trust and Other Related Party Transactions, on December 31, 2021, we (through wholly-owned subsidiaries of ours) entered into an asset purchase and sale agreement with Universal Health Realty Income Trust (the “Trust”).  Pursuant to the terms of the agreement, which was amended during the first quarter of 2022, we, among other things, transferred to the Trust, the real estate assets of Aiken Regional Medical Center (“Aiken”) and Canyon Creek Behavioral Health (“Canyon Creek”).  In connection with this transaction, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases (with the Trust as lessor, and as amended during the first quarter of 2022), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033.  As a result of our purchase option within the Aiken and Canyon Creek lease agreements, this asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our monthly lease payments payable to the Trust will be recorded to interest expense and as a reduction of the outstanding financial liability. The amount allocated to interest expense will be determined using our incremental borrowing rate and will be based on the outstanding financial liability. In connection with this transaction, our Consolidated Balance Sheets at March 31, 2022 and December 31, 2021 reflect financial liabilities of approximately $83 million and $82 million, respectively, which is included in debt.

At March 31, 2022, the carrying value and fair value of our debt were approximately $4.3 billion and $4.0 billion, respectively.   At December 31, 2021, the carrying value and fair value of our debt were each approximately $4.2 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Cash Flow Hedges:

During the three-month period ended March 31, 2022 and the year ended December 31, 2021, we had no cash flow hedges outstanding.

Foreign Currency Forward Exchange Contracts:

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. In connection with these forward exchange contracts, we recorded net cash inflows of $21 million during the three-month period ended March 31, 2022 and net cash outflows of $14 million during the three-month period ended March 31, 2021.

Derivatives Hedging Relationships:

The following table presents the effects of our foreign currency foreign exchange contracts on our results of operations for the three-month periods ended March 31, 2022 and 2021 (in thousands):

	Gain/(Loss) recognized in AOCI
	Three months ended
	March 31,	March 31,
	2022	2021
Net Investment Hedge relationships
Foreign currency foreign exchange contracts	$17,112	$(21,114)

No other gains or losses were recognized in income related to derivatives in Subtopic 815-20.

Cash, Cash Equivalents and Restricted Cash:

Cash, cash equivalents, and restricted cash as reported in the condensed consolidated statements of cash flows are presented separately on our condensed consolidated balance sheets as follows (in thousands):

	March 31,	March 31,	December 31,
	2022	2021	2021
Cash and cash equivalents	$105,999	$764,502	$115,301
Restricted cash (a)	69,137	54,666	63,633
Total cash, cash equivalents and restricted cash	$175,136	$819,168	$178,934

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	March 31, 2022	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$3,000	Cash and cash equivalents	$3,000
Money market mutual funds	85,029	Other assets	85,029
Certificates of deposit	2,200	Other assets		2,200
Equity securities	79,461	Other assets	79,461
Deferred compensation assets	43,925	Other assets	43,925
Foreign currency exchange contracts	2,241	Other current assets		2,241
	$215,856		$211,415	$4,441	-
Liabilities:
Deferred compensation liability	43,925	Other noncurrent liabilities	43,925
	$43,925		$43,925	-	-

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2021	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	79,900	Other assets	79,900
Certificates of deposit	2,300	Other assets		2,300
Equity securities	91,919	Other assets	91,919
Deferred compensation assets	45,759	Other assets	45,759
Foreign currency exchange contracts	1,357	Other current assets		1,357
	$221,235		$217,578	$3,657	-
Liabilities:
Deferred compensation liability	45,759	Other noncurrent liabilities	$45,759
	$45,759		$45,759	-	-

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

As of March 31, 2022, the total net accrual for our professional and general liability claims was $358 million, of which $74 million was included in current liabilities.  As of December 31, 2021, the total net accrual for our professional and general liability claims was $349 million, of which $74 million was included in current liabilities.

As a result of unfavorable trends experienced during 2021, included in our results of operations was a pre-tax increase of $52 million ($36 million, $5 million and $11 million recorded during the second, third and fourth quarters of 2021, respectively), to increase our reserves for self-insured professional and general liability claims.  Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimates of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Given our significant self-insured exposure for professional and general liability claims, there can be no assurance that a sharp increase in the number and/or severity of claims asserted against us will not have a material adverse effect on our future results of operations.

As of March 31, 2022, the total accrual for our workers’ compensation liability claims was $118 million, $55 million of which was included in current liabilities. As of December 31, 2021, the total accrual for our workers’ compensation liability claims was $115 million, $55 million of which was included in current liabilities.

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

Certain legal matters are described below:

Litigation:

Knight v. Miller, et. al.

In July 2021, a shareholder derivative lawsuit was filed by plaintiff, Robin Knight, in the Chancery Court in Delaware against the members of the Board of Directors of the Company as well as certain officers (C.A. No.: 2021-0581-SG).  The Company was named as a nominal defendant. The lawsuit alleges that in March 2020 stock options were awarded with exercise prices that did not reflect the Company’s fundamentals and business prospects, and in anticipation of future market rebound resulting in excessive gains. The lawsuit makes claims of breaches of fiduciary duties, waste of corporate assets, and unjust enrichment.  The lawsuit seeks monetary damages allegedly incurred by the Company, disgorgement of the March 2020 stock awards as well as any proceeds derived therefrom and unspecified equitable relief.  Defendants deny the allegations. We filed a motion to dismiss the complaint and the court granted part and denied part of our motion. We are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

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

(7) Segment Reporting

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including, but not limited to, information technology, purchasing, reimbursement, accounting and finance, taxation, legal, advertising and design and construction. The chief operating decision making group for our acute care services and behavioral health care services is comprised of our President and Chief Executive Officer and the Presidents of each operating segment. The Presidents for each operating segment also manage the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2021. The corporate overhead allocations, as reflected below, are utilized for internal reporting purposes and are comprised of each period’s projected corporate-level operating expenses (excluding interest expense). The overhead expenses are captured and allocated directly to each segment to the extent possible, and overhead expenses incurred on behalf of both segments are captured and allocated to each segment based upon each segment’s respective percentage of total operating expenses.

	Three months ended March 31, 2022
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$10,239,231	$2,436,474	$-	$12,675,705
Gross outpatient revenues	$5,775,539	$257,113	$-	$6,032,652
Total net revenues	$1,912,316	$1,366,467	$14,173	$3,292,956
Income/(loss) before allocation of corporate overhead and income taxes	$148,680	$205,787	$(154,484)	$199,983
Allocation of corporate overhead	$(62,284)	$(45,001)	$107,285	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$86,396	$160,786	$(47,199)	$199,983
Total assets as of March 31, 2022	$5,645,352	$7,260,870	$238,224	$13,144,446

	Three months ended March 31, 2021
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$9,119,184	$2,473,565	$0	$11,592,749
Gross outpatient revenues	$4,580,720	$246,764	$0	$4,827,484
Total net revenues	$1,694,542	$1,315,337	$3,108	$3,012,987
Income/(loss) before allocation of corporate overhead and income taxes	$173,118	$231,325	$(131,566)	$272,877
Allocation of corporate overhead	$(58,107)	$(42,950)	$101,057	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$115,011	$188,375	$(30,509)	$272,877
Total assets as of March 31, 2021	$4,957,253	$7,090,291	$1,048,785	$13,096,329

(a)

Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $176 million and $165 million for the three-month periods ended March 31, 2022 and 2021, respectively. Total assets at our U.K. behavioral health care facilities were approximately $1.320 billion and $1.355 billion as of March 31, 2022 and 2021, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2022	2021
Basic and Diluted:
Net income attributable to UHS	$153,913	$209,091
Less: Net income attributable to unvested restricted share grants	(249)	(552)
Net income attributable to UHS – basic and diluted	$153,664	$208,539

Weighted average number of common shares - basic	75,030	84,782
Net effect of dilutive stock options and grants based on the treasury stock method	1,011	1,014
Weighted average number of common shares and equivalents - diluted	76,041	85,796
Earnings per basic share attributable to UHS:	$2.05	$2.46
Earnings per diluted share attributable to UHS:	$2.02	$2.43

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 5.7 million for the three months ended March 31, 2022 and 4.6 million for the three months ended March 31, 2021.  All classes of our common stock have the same dividend rights.

Stock-Based Compensation:

During the three-month periods ended March 31, 2022 and 2021, pre-tax compensation cost of $15.2 million and $14.8 million, respectively, was recognized related to outstanding stock options.  In addition, during the three-month periods ended March 31, 2022 and 2021, pre-tax compensation cost of approximately $3.4 million and $2.9 million, respectively, was recognized related to restricted stock awards, restricted stock units and performance based restricted stock units. As of March 31, 2022 there was approximately $212.1 million of unrecognized compensation cost related to unvested options, restricted stock awards, restricted stock units and performance based restricted stock units which is expected to be recognized over the remaining weighted average vesting period of 3.2 years. There were 1,813,573 stock options granted during the first three months of 2022 with a weighted-average grant date fair value of $45.70 per option. There were an aggregate of 240,284 restricted units granted during the first three months of 2022, including 73,782 performance based restricted stock units, with a weighted-average grant date fair value of $143.81 per share.

The expense associated with stock-based compensation arrangements is a non-cash charge. In the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $19.1 million and $18.0 million during the three-month periods ended March 31, 2022 and 2021.

(9) Dispositions and acquisitions

Three-month period ended March 31, 2022:

Acquisitions:

During the first three months of 2022, there were no acquisitions.

Divestitures:

During the first three months of 2022, we received $10 million from the sales of assets and businesses.

Three-month period ended March 31, 2021:

Acquisitions:

During the first three months of 2021, there were no acquisitions.

Divestitures:

During the first three months of 2021, there were no divestitures.

(10) Dividends

We declared and paid dividends of $15.0 million, or $.20 per share, during the first quarter of 2022 and $17.0 million, or $.20 per share, during the first quarter of 2021. Included in the amounts above were dividend equivalents applicable to unvested restricted stock units which were accrued during 2022 and 2021 and will be paid upon vesting of the restricted stock unit.

(11) Income Taxes

Our effective income tax rates were 24.5% and 23.4% during the three month periods ended March 31, 2022 and 2021, respectively.  The increase in our effective tax rate during the three months ended March 31, 2022, compared with the same period in 2021, was primarily due to a $1 million increase in our provision for income taxes attributable to employee share-based payments.

The global intangible low-taxed income (“GILTI”) provisions from the TCJA-17 require the inclusion of the earnings of certain foreign subsidiaries in excess of an acceptable rate of return on certain assets of the respective subsidiaries in our U.S. tax return for tax years beginning after December 31, 2017.  An accounting policy election was made during 2018 to treat taxes related to GILTI as a period cost when the tax is incurred. We recorded a GILTI tax provision of zero for the three months ended March 31, 2022 and 2021.

As of January 1, 2022, our unrecognized tax benefits were approximately $2 million. The amount, if recognized, that would favorably affect the effective tax rate is approximately $2 million. During the three months ended March 31, 2022, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of March 31, 2022, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for 2018 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months.  It is reasonably possible that the amount of uncertain tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

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

The following table disaggregates our revenue by major source for the three-month periods ended March 31, 2022 and 2021 (in thousands):

	For the three months ended March 31, 2022
	Acute Care		Behavioral Health		Other	Total
Medicare	$337,109	18%	$79,512	6%		$416,621	13%
Managed Medicare	332,248	17%	63,850	5%		396,098	12%
Medicaid	155,836	8%	175,403	13%		331,239	10%
Managed Medicaid	171,637	9%	334,165	24%		505,802	15%
Managed Care (HMO and PPOs)	638,895	33%	365,205	27%		1,004,100	30%
UK Revenue	0	0%	176,092	13%		176,092	5%
Other patient revenue and adjustments, net	92,110	5%	120,733	9%		212,843	6%
Other non-patient revenue	184,481	10%	51,507	4%	14,173	250,161	8%
Total Net Revenue	$1,912,316	100%	$1,366,467	100%	$14,173	3,292,956	100%

	For the three months ended March 31, 2021
	Acute Care		Behavioral Health		Other	Total
Medicare	$335,513	20%	$88,492	7%		$424,005	14%
Managed Medicare	275,560	16%	57,542	4%		333,102	11%
Medicaid	111,641	7%	153,140	12%		264,781	9%
Managed Medicaid	135,498	8%	334,758	25%		470,256	16%
Managed Care (HMO and PPOs)	598,810	35%	348,744	27%		947,554	31%
UK Revenue	0	0%	164,666	13%		164,666	5%
Other patient revenue and adjustments, net	94,250	6%	120,283	9%		214,533	7%
Other non-patient revenue	143,270	8%	47,712	4%	3,108	194,090	6%
Total Net Revenue	$1,694,542	100%	$1,315,337	100%	$3,108	$3,012,987	100%

(13) Lease Accounting

Our operating leases are primarily for real estate, including certain acute care facilities, off-campus outpatient facilities, medical office buildings, and corporate and other administrative offices.  Our real estate lease agreements typically have initial terms of five to ten years.  These real estate leases may include one or more options to renew, with renewals that can extend the lease term from five to ten years. The exercise of lease renewal options is at our sole discretion. When determining the lease term, we included options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Five of our hospital facilities are held under operating leases with Universal Health Realty Income Trust with two hospital terms expiring in 2026, two expiring in 2033 and one expiring in 2040 (see Note 2 for additional disclosure). We are also the lessee of the real property of certain facilities from unrelated third parties.

Supplemental cash flow information related to leases for the three-month periods ended March 31, 2022 and 2021 are as follows (in thousands):

	Three months ended March 31,
	2022	2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$31,325	$31,043
Operating cash flows from finance leases	$1,006	$1,184
Financing cash flows from finance leases	$803	$697

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$19,037	$5,907
Finance leases	$1,066	$7,690

(14) Recent Accounting Standards

In November 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-10, “Government Assistance (Topic 832)” (“ASU 2021-10”). ASU 2021-10 provides guidance to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. ASU 2021-10 applies to all business entities except for not-for-profit entities within the scope of Topic 958, Not-for-Profit Entities, and employee benefit plans within the scope of Topic 960, Plan Accounting—Defined Benefit Pension Plans, Topic 962, Plan Accounting—Defined Contribution Pension Plans, and Topic 965, Plan Accounting—Health and Welfare Benefit Plans that account for a transaction with a government by applying a grant or contribution accounting model by analogy to other accounting guidance (for example, a grant model within IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, or Subtopic 958-605, Not-For-Profit Entities—Revenue Recognition). ASU 2021-10 is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is evaluating the impact of ASU 2021-10 on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU is intended to provide temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The pronouncement is effective immediately and can be applied to contract modifications through December 31, 2022. To the extent that, prior to December 31, 2022, the Company enters into any contract modifications for which the optional expedients are applied, the adoption of this standard is not expected to have a material impact on our results of operations, cash flows or financial position.

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

As of March 31, 2022, we owned and/or operated 364 inpatient facilities and 41 outpatient and other facilities including the following located in 38 U.S states, Washington, D.C., the United Kingdom and Puerto Rico:

Acute care facilities located in the U.S.:

•	28 inpatient acute care hospitals, including a newly constructed 170-bed hospital located in Reno, Nevada, that opened in early April, 2022;
•	19 free-standing emergency departments, and;
•	7 outpatient centers & 1 surgical hospital.

Behavioral health care facilities (336 inpatient facilities and 14 outpatient facilities):

Located in the U.S.:

•	188 inpatient behavioral health care facilities, and;
•	12 outpatient behavioral health care facilities.

Located in the U.K.:

•	145 inpatient behavioral health care facilities, and;
•	2 outpatient behavioral health care facilities.

Located in Puerto Rico:

•	3 inpatient behavioral health care facilities.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 58% and 56% during the three-month periods ended March 31, 2022 and 2021, respectively. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 42% and 44% of our consolidated net revenues during the three-month period ended March 31, 2022 and 2021, respectively.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $176 million and $165 million during the three-month periods ended March 31, 2022 and 2021, respectively.  Total assets at our U.K. behavioral health care facilities were approximately $1.320 billion as of March 31, 2022 and $1.351 billion as of December 31, 2021.

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

Forward-Looking Statements and Risk Factors

You should carefully review the information contained in this Quarterly Report and should particularly consider any risk factors that we set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. This Quarterly Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.  In evaluating those statements, you should specifically consider various factors, including the risks related to healthcare industry trends and those set forth herein in Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements and Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 and in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements and Risk Factors, as included herein. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

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

•

the impact of the COVID-19 pandemic, which began during the second half of March, 2020, has had a material effect on our operations and financial results since that time. The COVID-19 vaccination process commenced during the first quarter of 2021. Since that time through the second quarter of 2021, we had generally experienced a decline in COVID-19 patients as well as a corresponding recovery in non-COVID patient activity.  However, during the third and fourth quarters of 2021, and continuing into the early part of the first quarter of 2022, our facilities generally experienced an increase in COVID-19 patients resulting from the Delta and, more recently, the highly transmissible Omicron variants. COVID-19 related patient volumes at our facilities were generally declining during the latter part of the first quarter of 2022. The nationwide shortage of nurses and other clinical staff and support personnel has been a significant operating issue facing us and other healthcare providers. Like others in the healthcare industry, we continue to experience a shortage of nurses and other clinical staff and support personnel at our acute care and behavioral health care hospitals in many geographic areas. In some areas, the labor scarcity is putting a strain on our resources and staff, which has required us to utilize higher‑cost temporary labor and pay premiums above standard compensation for essential workers. This staffing shortage has required us to hire expensive temporary personnel and/or enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel. At certain facilities, particularly within our behavioral health care segment, we have been unable to fill all vacant positions. To the extent we cannot maintain sufficient staffing levels at our hospitals, we may be required to limit the acute and behavioral health care services provided at certain of our hospitals which would have a corresponding adverse effect on our net revenues. In addition, in some markets like California, there are requirements to maintain specified nurse-staffing levels which could adversely affect our net revenues to the extent we cannot meet those levels. These factors had a material unfavorable impact on our results of operations during the first quarter of 2022. The length and extent of the disruptions caused by the COVID‑19 pandemic are currently unknown; however, we expect such disruptions to continue during 2022. Also, the COVID-19 pandemic has led to a constrained supply environment which could result in higher cost to procure, and potential unavailability of, critical personal protection equipment, pharmaceuticals and medical supplies. Should a supply disruption result in the inability to obtain especially high margin drugs and compound components necessary for patient care, our consolidated financial statements could be negatively impacted. As of March 31, 2022, we have not experienced a significant impact in the availability of supplies from the COVID-19 pandemic. Since the future volumes and severity of COVID-19 patients remain highly uncertain and subject to change, including potential increases in future COVID-19 patient volumes caused by new variants of the virus, as well as related pressures on staffing and wage rates and the strained supply environment, we are not able to fully quantify the impact that these factors will have on our future financial results.  However, developments related to the COVID-19 pandemic could continue to materially affect our financial performance during 2022.  Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts on our financial condition and our results of operations as a result of its macroeconomic impact, and many of our known risks described in the Risk Factors sections of our Annual Report on Form 10-K for the year ended December 31, 2021;

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

•

the unfavorable impact on our business of a continued or worsening deterioration in economic, business and credit market conditions, including a continuation or worsening of inflationary pressures on our operating expenses (most particularly labor and supply costs) since our ability, to pass on to payers, the increased costs associated with providing healthcare services to our patients (most particularly Medicare and Medicaid patients) is limited;

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
•

there is a heightened risk of future cybersecurity threats, including ransomware attacks targeting healthcare providers.  If successful, future cyberattacks could have a material adverse effect on our business. Any costs that we incur as a result of a data security incident or breach, including costs to update our security protocols to mitigate such an incident or breach could be significant. Any breach or failure in our operational security systems can result in loss of data or an unauthorized disclosure of or access to sensitive or confidential member or protected personal or health information and could result in significant penalties or fines, litigation, loss of customers, significant damage to our reputation and business, and other losses. Previously, we had experienced a cyberattack in September, 2020 that had an adverse effect on our operating results during the fourth quarter of 2020, before giving effect to partial recovery of the loss through receipt of commercial insurance proceeds and collection of previously reserved patient accounts;

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies or estimates from those disclosed in our 2021 Annual Report on Form 10-K.

Recent Accounting Standards: For a summary of accounting standards, please see Note 14 to the Consolidated Financial Statements, as included herein.

Results of Operations

COVID-19 and Clinical Staffing Shortage:

The impact of the COVID-19 pandemic, which began during the second half of March, 2020, has had a material effect on our operations and financial results since that time. The COVID-19 vaccination process commenced during the first quarter of 2021. Since that time through the second quarter of 2021, we had generally experienced a decline in COVID-19 patients as well as a corresponding recovery in non-COVID patient activity.  However, during the third and fourth quarters of 2021, and continuing into the early part of the first quarter of 2022, our facilities generally experienced an increase in COVID-19 patients resulting from the Delta and, more recently, the highly transmissible Omicron variants. COVID-19 related patient volumes at our facilities were generally declining during the latter part of the first quarter of 2022.

The nationwide shortage of nurses and other clinical staff and support personnel has been a significant operating issue facing us and other healthcare providers. Like others in the healthcare industry, we continue to experience a shortage of nurses and other clinical staff and support personnel at our acute care and behavioral health care hospitals in many geographic areas. In some areas, the labor scarcity is putting a strain on our resources and staff, which has required us to utilize higher‑cost temporary labor and pay premiums above standard compensation for essential workers. This staffing shortage has required us to hire expensive temporary personnel and/or enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel. At certain facilities, particularly within our behavioral health care segment, we have been unable to fill all vacant positions and, consequently, have been required to limit patient volumes. These factors had a material unfavorable impact on our results of operations during the first quarter of 2022. The length and extent of the disruptions caused by the COVID‑19 pandemic are currently unknown; however, we expect such disruptions to continue during 2022.

Since the future volumes and severity of COVID-19 patients remain highly uncertain and subject to change, including potential increases in future COVID-19 patient volumes caused by new variants of the virus, as well as related pressures on staffing and wage rates, we are not able to fully quantify the impact that these factors will have on our future financial results.  However, conditions related to the COVID-19 pandemic and its unfavorable impact on our labor costs and behavioral health patient volumes could continue to materially affect our financial performance during the remainder of 2022.

Financial results for the three-month periods ended March 31, 2022 and 2021:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended March 31, 2022 and 2021 (dollar amounts in thousands):

	Three months ended March 31, 2022		Three months ended March 31, 2021
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$3,292,956	100.0%	$3,012,987	100.0%
Operating charges:
Salaries, wages and benefits	1,692,270	51.4%	1,497,773	49.7%
Other operating expenses	820,934	24.9%	709,708	23.6%
Supplies expense	371,073	11.3%	347,110	11.5%
Depreciation and amortization	143,784	4.4%	131,403	4.4%
Lease and rental expense	32,038	1.0%	31,324	1.0%
Subtotal-operating expenses	3,060,099	92.9%	2,717,318	90.2%
Income from operations	232,857	7.1%	295,669	9.8%
Interest expense, net	21,673	0.7%	21,957	0.7%
Other (income) expense, net	11,201	0.3%	835	0.0%
Income before income taxes	199,983	6.1%	272,877	9.1%
Provision for income taxes	48,962	1.5%	63,807	2.1%
Net income	151,021	4.6%	209,070	6.9%
Less: Income (loss) attributable to noncontrolling interests	(2,892)	(0.1)%	(21)	(0.0)%
Net income attributable to UHS	$153,913	4.7%	$209,091	6.9%

Net revenues increased by 9.3%, or $280 million, to $3.29 billion during the three-month period ended March 31, 2022 as compared to $3.01 billion during the first quarter of 2021. The net increase was primarily attributable to: (i) a $211 million or 7.2% increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods (which we refer to as “same facility”), and; (ii) $69 million of other combined net increases.

Income before income taxes (before income attributable to noncontrolling interests) decreased by $73 million to $200 million during the three-month period ended March 31, 2022 as compared to $273 million during the first quarter of 2021. The $73 million net decrease was due to:

•	a decrease of $24 million at our acute care facilities, as discussed below in Acute Care Hospital Services;
•	a decrease of $26 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, and;
•

$23 million of other combined net decreases, including a $10 million increase in the unrealized loss resulting from a decrease the market value of certain equity securities (unrealized losses of $13 million and $3 million recording during the first quarters of 2022 and 2021, respectively).

Net income attributable to UHS decreased by $55 million to $154 million during the three-month period ended March 31, 2022 as compared to $209 million during the first quarter of 2021. This decrease was attributable to:

•	a $73 million decrease in income before income taxes, as discussed above;
•	an increase of $3 million due to a decrease in income (loss) attributable to noncontrolling interests, and;
•	an increase of $15 million resulting from a decrease in the provision for income taxes due primarily to the income tax benefit recorded in connection with the $70 million decrease in pre-tax income.

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

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussion below for the three-month periods ended March 31, 2022 and 2021 (dollar amounts in thousands):

	Three months ended		Three months ended
	March 31, 2022		March 31, 2021
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,834,779	100.0%	$1,671,836	100.0%
Operating charges:
Salaries, wages and benefits	820,210	44.7%	706,811	42.3%
Other operating expenses	437,477	23.8%	393,207	23.5%
Supplies expense	313,137	17.1%	296,478	17.7%
Depreciation and amortization	92,939	5.1%	81,184	4.9%
Lease and rental expense	17,715	1.0%	20,112	1.2%
Subtotal-operating expenses	1,681,478	91.6%	1,497,792	89.6%
Income from operations	153,301	8.4%	174,044	10.4%
Interest expense, net	638	0.0%	246	0.0%
Other (income) expense, net	201	0.0%	-	—
Income before income taxes	$152,462	8.3%	$173,798	10.4%

Three-month periods ended March 31, 2022 and 2021:

During the three-month period ended March 31, 2022, as compared to the comparable prior year quarter, net revenues from our acute care hospital services, on a same facility basis increased by $163 million or 9.7%.  Income before income taxes (and before income attributable to noncontrolling interests) decreased by $21 million, or 12%, amounting to $152 million, or 8.3% of net revenues during the first quarter of 2022 as compared to $174 million, or 10.4% of net revenues during the first quarter of 2021.

During the three-month period ended March 31, 2022, net revenue per adjusted admission increased by 3.1% while net revenue per adjusted patient day increased by 3.3%, as compared to the comparable quarter of 2021. During the three-month period ended March 31, 2022, as compared to the comparable prior year quarter, inpatient admissions to our acute care hospitals increased by 2.8% and adjusted admissions (adjusted for outpatient activity) increased by 5.7%. Patient days at these facilities increased by 2.5% and adjusted patient days increased by 5.5% during the three-month period ended March 31, 2022 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 5.4 days during each of the three-month periods ended March

31, 2022 and 2021. The occupancy rate, based on the average available beds at these facilities, was 69% during each of the three-month periods ended March 31, 2022 and 2021.

As discussed above in COVID-19 and Clinical Staffing Shortage, the nationwide shortage of nurses and other clinical staff and support personnel has been a significant operating issue facing us and other healthcare providers. In some areas, the labor scarcity is putting a strain on our resources and staff, which has required us to utilize higher‑cost temporary labor and pay premiums above standard compensation for essential workers. Cost escalations related to the nationwide shortage of nurses and other clinical staff had a material unfavorable impact on the results of operations of our acute care hospitals during the first quarter of 2022. Conditions related to the COVID-19 pandemic and its unfavorable impact on our labor costs could continue to materially affect our financial performance during the remainder of 2022.

All Acute Care Hospitals

The following table summarizes the results of operations for all our acute care operations during the three-month periods ended March 31, 2022 and 2021. These amounts include: (i) our acute care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including, if applicable, the results of recently acquired/opened ancillary facilities and businesses. Dollar amounts below are reflected in thousands.

	Three months ended March 31, 2022		Three months ended March 31, 2021
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,912,316	100.0%	$1,694,542	100.0%
Operating charges:
Salaries, wages and benefits	843,906	44.1%	707,218	41.7%
Other operating expenses	482,078	25.2%	416,007	24.5%
Supplies expense	321,427	16.8%	296,479	17.5%
Depreciation and amortization	94,534	4.9%	81,362	4.8%
Lease and rental expense	20,852	1.1%	20,112	1.2%
Subtotal-operating expenses	1,762,797	92.2%	1,521,178	89.8%
Income from operations	149,519	7.8%	173,364	10.2%
Interest expense, net	638	0.0%	246	0.0%
Other (income) expense, net	201	0.0%	-	—
Income before income taxes	$148,680	7.8%	$173,118	10.2%

Three-month periods ended March 31, 2022 and 2021:

During the three-month period ended March 31, 2022, as compared to the comparable prior year quarter, net revenues from our acute care hospital services increased by $218 million, or 12.9%, due to: (i) the $163 million, or 9.7% increase in same facility revenues, as discussed above, and; (ii) $55 million of other combined increases due to facilities and businesses acquired during the past year as well as an increase in provider tax assessments.

Income before income taxes decreased by $24 million, or 14%, to $149 million, or 7.8% of net revenues during the first quarter of 2022, as compared to $173 million, or 10.2% of net revenues during the first quarter of 2021. The $24 million decrease in income before income taxes from our acute care hospital services resulted from the $21 million, or 12% decrease in income before income taxes at our hospitals, on a same facility basis, as discussed above, and $3 million of other combined net decreases related to start-up losses incurred at a newly constructed hospital that opened in early, April, 2022, and other facilities and businesses acquired during the past year.

Charity Care and Uninsured Discounts:

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three-month periods ended March 31, 2022 and 2021:

Uncompensated care:

Amounts in millions	Three Months Ended
	March 31,		March 31,
	2022	%	2021	%
Charity care	$215	46%	$167	39%
Uninsured discounts	255	54%	259	61%
Total uncompensated care	$470	100%	$426	100%

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

	Three Months Ended
	March 31,	March 31,
Amounts in millions	2022	2021
Estimated cost of providing charity care	$23	$18
Estimated cost of providing uninsured discounts related care	27	28
Estimated cost of providing uncompensated care	$50	$46

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

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the three-month periods ended March 31, 2022 and 2021 (dollar amounts in thousands):

Same Facility—Behavioral Health

	Three months ended March 31, 2022		Three months ended March 31, 2021
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,334,532	100.0%	$1,285,977	100.0%
Operating charges:
Salaries, wages and benefits	745,806	55.9%	698,228	54.3%
Other operating expenses	265,691	19.9%	244,365	19.0%
Supplies expense	49,597	3.7%	50,513	3.9%
Depreciation and amortization	44,731	3.4%	45,090	3.5%
Lease and rental expense	10,724	0.8%	11,251	0.9%
Subtotal-operating expenses	1,116,549	83.7%	1,049,447	81.6%
Income from operations	217,983	16.3%	236,530	18.4%
Interest expense, net	465	0.0%	338	0.0%
Other (income) expense, net	(115)	(0.0)%	413	0.0%
Income before income taxes	$217,633	16.3%	$235,779	18.3%

Three-month periods ended March 31, 2022 and 2021:

During the three-month period ended March 31, 2022, as compared to the comparable prior year quarter, net revenues from our behavioral health services, on a same facility basis, increased by $49 million or 3.8%.  Income before income taxes (and before income attributable to noncontrolling interests) decreased by $18 million, or 8%, amounting to $218 million or 16.3% of net revenues during the first quarter of 2022 as compared to $236 million or 18.3% of net revenues during the first quarter of 2021.

During the three-month period ended March 31, 2022, net revenue per adjusted admission increased by 5.8% while net revenue per adjusted patient day increased by 5.1%, as compared to the comparable quarter of 2021. During the three-month period ended March 31, 2022, as compared to the comparable prior year quarter, inpatient admissions to our behavioral health care hospitals decreased by 2.3% and adjusted admissions decreased by 1.9%. Patient days at these facilities decreased by 1.7% and adjusted patient days decreased by 1.3% during the three-month period ended March 31, 2022 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 13.4 days during each of the three-month periods ended March 31, 2022 and 2021. The occupancy rate, based on the average available beds at these facilities, was 70% and 72% during the three-month periods ended March 31, 2022 and 2021, respectively.

As discussed above in COVID-19 and Clinical Staffing Shortage, the nationwide shortage of nurses and other clinical staff and support personnel has been a significant operating issue facing us and other healthcare providers. At certain of our behavioral health care facilities, we have been unable to fill all vacant positions and, consequently, have been required to limit patient volumes which had a material unfavorable impact on our results of operations during the first quarter of 2022. Conditions related to the COVID-19 pandemic and its unfavorable impact on our staffing and related impact on our behavioral health care patient volumes could continue to materially affect our financial performance during the remainder of 2022.

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care services during the three-month periods ended March 31, 2022 and 2021. These amounts include: (i) our behavioral health care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the results of facilities acquired or opened during the past year (if applicable) as well as the results of certain facilities that were closed or restructured during the past year. Dollar amounts below are reflected in thousands.

	Three months ended March 31, 2022		Three months ended March 31, 2021
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,366,467	100.0%	$1,315,337	100.0%
Operating charges:
Salaries, wages and benefits	753,886	55.2%	703,975	53.5%
Other operating expenses	298,467	21.8%	269,297	20.5%
Supplies expense	50,178	3.7%	51,009	3.9%
Depreciation and amortization	46,079	3.4%	46,482	3.5%
Lease and rental expense	10,820	0.8%	11,683	0.9%
Subtotal-operating expenses	1,159,430	84.8%	1,082,446	82.3%
Income from operations	207,037	15.2%	232,891	17.7%
Interest expense, net	1,365	0.1%	1,153	0.1%
Other (income) expense, net	(115)	(0.0)%	413	0.0%
Income before income taxes	$205,787	15.1%	$231,325	17.6%

Three-month periods ended March 31, 2022 and 2021:

During the three-month period ended March 31, 2022, as compared to the comparable prior year quarter, net revenues generated from our behavioral health services increased by $51 million, or 3.9% due primarily to the above-mentioned $49 million, or 3.8% increase in net revenues on a same facility basis.

Income before income taxes decreased by $26 million, or 11.0%, to $206 million or 15.1% of net revenues during the first quarter of 2022, as compared to $231 million or 17.6% of net revenues during the first quarter of 2021. The decrease in income before income taxes at our behavioral health facilities during the first quarter of 2022, as compared to the compared quarter of 2021, was primarily attributable to the $18 million, or 8% decrease in income before income taxes experienced at our behavioral health facilities on a same facility basis, as discussed above, as well as $8 million of other combined net decreases consisting primarily of the startup losses incurred at six facilities opened during the past year.

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

The Legislation revises reimbursement under the Medicare and Medicaid programs to emphasize the efficient delivery of high-quality care and contains a number of incentives and penalties under these programs to achieve these goals. The Legislation provides for decreases in the annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the market basket update beginning October 1, 2011 for Medicare Part B reimbursable items and services and beginning October 1, 2012 for Medicare inpatient hospital services. The Legislation and subsequent revisions provide for reductions to both Medicare DSH and Medicaid DSH payments. The Medicare DSH reductions began in October, 2013 while the Medicaid DSH reductions are scheduled to begin in 2024. The Legislation implemented a value-based purchasing program, which will reward the delivery of efficient care. Conversely, certain facilities will receive reduced reimbursement for failing to meet quality parameters; such hospitals will include those with excessive readmission or hospital-acquired condition rates.

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

On December 14, 2018, a Texas Federal District Court deemed the Legislation to be unconstitutional in its entirety. The Court concluded that the Individual Mandate is no longer permissible under Congress’s taxing power as a result of the Tax Cut and Jobs Act of 2017 (“TCJA”) reducing the individual mandate’s tax to $0 (i.e., it no longer produces revenue, which is an essential feature of a tax), rendering the Legislation unconstitutional.  The court also held that because the individual mandate is “essential” to the Legislation and is inseverable from the rest of the law, the entire Legislation is unconstitutional. Because the court issued a declaratory judgment and did not enjoin the law, the Legislation remained in place pending its appeal.  The District Court for the Northern District of Texas ruling was appealed to the U.S. Court of Appeals for the Fifth Circuit. On December 18, 2019, the Fifth Circuit Court of Appeals’ three-judge panel voted 2-1 to strike down the Legislation individual mandate as unconstitutional. The Fifth Circuit Court also sent the case back to the Texas district court to determine which Legislation provisions should be stricken with the mandate or whether the entire Legislation is unconstitutional. On March 2, 2020, the U.S. Supreme Court agreed to hear, during the 2020-2021 term, two consolidated cases, filed by the State of California and the United States House of Representatives, asking the U.S. Supreme Court to review the ruling by the Fifth Circuit Court of Appeals. Oral argument was heard on November 10, 2020, and on June 17, 2021, the U.S. Supreme Court issued an opinion holding 7-2 that a group of states and individuals lacked standing to challenge the constitutionality of the Legislation. The Court did not reach the plaintiffs’ merits arguments, which specifically challenged the constitutionality of the Legislation’s individual mandate and the entirety of the Legislation itself. As a result, the Legislation will continue to be law, and HHS and its respective agencies will continue to enforce regulations implementing the law.

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

In April, 2022, CMS published its IPPS 2023 proposed payment rule which provides for a 3.1% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments, and adjustments mandated by the Legislation are considered, without consideration for the required Medicare DSH payments changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments is approximately 3.3%. Including DSH payments, an increase to the Medicare Outlier threshold and certain other adjustments, we estimate our overall increase from the proposed IPPS 2023 rule (covering the period of October 1, 2022 through September 30, 2023) will approximate 2.4%. This projected impact from the IPPS 2023 proposed rule includes an increase of approximately 0.5% to partially restore cuts made as a result of the American Taxpayer Relief Act of 2012, as required by the 21st Century Cures Act, but excludes the impact of the sequestration reductions related to the 2011 Act, Bipartisan Budget Act of 2015, and Bipartisan Budget Act of 2018, as discussed below.

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

In April, 2022, CMS published its Psych PPS proposed rule for the federal fiscal year 2023. Under this proposed rule, payments to our psychiatric hospitals and units are estimated to increase by 2.7% compared to federal fiscal year 2022. This amount includes the effect of the 3.1% net market basket update which reflects the offset of a 0.4% productivity adjustment.

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

On April 16, 2021, CMS rescinded its January 15, 2021, 1115 Waiver ten year expedited renewal approval that was effective through September 30, 2030. In July, 2021, HHSC submitted another 1115 Waiver renewal application to CMS which reflects the same terms and conditions agreed to by CMS on January 15, 2021, in order to receive an extension beyond September 30, 2022. On April 22, 2022, CMS withdraw its recission of the 1115 Waiver and now considers the 1115 Waiver approved as extended and governed by the special terms and conditions that CMS approved on January 15, 2021.

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

On March 26, 2021, HHSC published a final rule that will apply to program periods on or after September 1, 2021, and UHRIP will be re-named the Comprehensive Hospital Increase Reimbursement Program (“CHIRP”). CHIRP will be comprised of a UHRIP component and an Average Commercial Incentive Award component. HHSC has a pool size of $4.7 billion.  On March 25, 2022, CMS approved the CHIRP program retroactive to September 1, 2021.  Actual impact is expected to become known during the second quarter of 2022 upon finalization of CHIRP program details including the collection of the necessary inter-governmental transfers by the state used to finance the non-federal share of the 2023 CHIRP payments as well as interaction with other state payment programs. As a result of CMS’ approval of CHIRP, our results of operations for the quarter ended March 31, 2022 include approximately $12 million of estimated CHIRP revenues (net of associated provider taxes) attributable to the period September 1, 2021 through December 31, 2021.

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

On September 24, 2021, HHSC finalized New Fee-for-Service Supplemental Payment Program: Hospital Augmented Reimbursement Program (“HARP”) to be effective October 1, 2021. The HARP program continues the financial transition for providers who have historically participated in the Delivery System Reform Incentive Payment program described below. The program will provide additional funding to hospitals to help offset the cost hospitals incur while providing Medicaid services.  HHSC financial model released concurrent with the publication of the final rule indicates net potential incremental Medicaid reimbursements to us of approximately $15 million annually, without consideration of any potential adverse impact on future Medicaid DSH or Medicaid UC payments.  This program remains subject to CMS approval.

Texas Delivery System Reform Incentive Payments:

In addition, the Texas Medicaid Section 1115 Waiver includes a DSRIP pool to incentivize hospitals and other providers to transform their service delivery practices to improve quality, health status, patient experience, coordination, and cost-effectiveness. DSRIP pool payments are incentive payments to hospitals and other providers that develop programs or strategies to enhance access to health care, increase the quality of care, the cost-effectiveness of care provided and the health of the patients and families served. In May, 2014, CMS formally approved specific DSRIP projects for certain of our hospitals for demonstration years 3 to 5 (our facilities did not materially participate in the DSRIP pool during demonstration years 1 or 2). DSRIP payments are contingent on the hospital meeting certain pre-determined milestones, metrics and clinical outcomes. Additionally, DSRIP payments are contingent on a governmental entity providing an IGT for the non-federal share component of the DSRIP payment. THHSC generally approves DSRIP reported metrics, milestones and clinical outcomes on a semi-annual basis in June and December.  Under the CMS approval noted above, the Waiver renewal requires the transition of the DSRIP program to one focused on "health system performance measurement and improvement." THHSC must submit a transition plan describing "how it will further develop its delivery system reforms without DSRIP funding and/or phase out DSRIP funded activities and meet mutually agreeable milestones to demonstrate its ongoing progress."  The size of the DSRIP pool will remain unchanged for the initial two years of the waiver renewal with unspecified decreases in years three and four of the renewal, FFY 2020 and 2021, respectively.  In FFY 2022, DSRIP funding under the waiver is eliminated. In connection with this DSRIP program, included in our results of operations was an aggregate of approximately $34 million in 2021 and $23 million in each of 2020 and 2019.  For the quarters ending, March 31, 2022 and March 31, 2021, no DSRIP revenue was recorded.  For FFY 2022, we will no longer receive DSRIP funds due to the elimination of this funding source by CMS in the Waiver renewals except for certain carryover DSRIP projects for which achievement of the required metrics will not be known until the second quarter of 2022. In March, 2020, HHSC submitted a DSRIP Transition Plan to CMS as required by the 1115 Waiver Special Terms and Conditions #37 that outlines a transition from the current DSRIP program to a Value-Based Purchasing (“VBP”) type payment model. As noted above, HHSC finalized a rule to make changes to existing UHRIP program (now referred to as CHIRP). This rule change reflects HHSC’s effort to comply with federal regulations that require directed-payment programs to advance goals included in the state’s Medicaid managed care quality strategy and to align with the ongoing efforts to transition from the Delivery System Reform Incentive Payment program. We are unable to estimate the financial impact of this payment change.

Summary of Amounts Related To The Above-Mentioned Various State Medicaid Supplemental Payment Programs:

The following table summarizes the revenues, Provider Taxes and net benefit related to each of the above-mentioned Medicaid supplemental programs for the three-month periods ended March 31, 2022 and 2021. The Provider Taxes are recorded in other operating expenses on the Condensed Consolidated Statements of Income as included herein.

	(amounts in millions)
	Three Months Ended
	March 31,	March 31,
	2022	2021
Texas UC/UPL:
Revenues	$66	$26
Provider Taxes	(29)	(6)
Net benefit	$37	$20

Texas DSRIP:
Revenues	$0	$0
Provider Taxes	0	0
Net benefit	$0	$0

Various other state programs:
Revenues	$104	$85
Provider Taxes	(42)	(40)
Net benefit	$62	$45

Total all Provider Tax programs:
Revenues	$170	$111
Provider Taxes	(71)	(46)
Net benefit	$99	$65

We estimate that our aggregate net benefit from the Texas and various other state Medicaid supplemental payment programs will approximate $406 million (net of Provider Taxes of $255 million) during the year ending December 31, 2022. These amounts are based upon various terms and conditions that are out of our control including, but not limited to, the states’/CMS’s continued approval of the programs and the applicable hospital district or county making IGTs consistent with 2021 levels. The decrease in the projected aggregate net benefit from these programs for 2022, as compared to the $430 million aggregate net benefit recorded during the year ended December 31, 2021, relates primarily to a $37 million projected net decrease in reimbursements from the Kentucky Hospital Rate Increase Program, as discussed below, since the $97 million net benefit realized from this program during 2021 was applicable to the eighteen-month period of July 1, 2020 through December 31, 2021.

Future changes to these terms and conditions could materially reduce our net benefit derived from the programs which could have a material adverse impact on our future consolidated results of operations. In addition, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our future consolidated results of operations. As described below in 2019 Novel Coronavirus Disease Medicare and Medicaid Payment Related Legislation, a 6.2% increase to the Medicaid Federal Matching Assistance Percentage (“FMAP”) is included in the Families First Coronavirus Response Act. The impact of the enhanced FMAP Medicaid supplemental and DSH payments are reflected in our financial results for the quarters ended March 31, 2022 and 2021. We are unable to estimate the prospective financial impact of this provision at this time as our financial impact is contingent on unknown state action during future eligible federal fiscal quarters.

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

In connection with these DSH programs, included in our financial results was an aggregate of approximately $11 million during each of the three-month periods ended March 31, 2022 and 2021. We expect the aggregate reimbursements to our hospitals pursuant to the Texas and South Carolina 2022 fiscal year programs to be approximately $46 million.

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

Our behavioral health care facilities in Texas have been receiving Medicaid DSH payments since FFY 2016. As with all Medicaid DSH payments, hospitals are subject to state audits that typically occur up to three years after their receipt. DSH payments are subject to a federal Hospital Specific Limit (“HSL”) and are not fully known until the DSH audit results are concluded. In general, freestanding psychiatric hospitals tend to provide significantly less charity care than acute care hospitals and therefore are at more risk for retroactive recoupment of prior year DSH payments in excess of their respective HSL. In light of the retroactive HSL audit risk for freestanding psychiatric hospitals, we have established DSH reserves for our facilities that have been receiving funds since FFY 2016. These DSH reserves are also impacted by the resolution of federal DSH litigation related to Children’s Hospital Association of Texas v. Azar (“CHAT”) where the calculation of HSL was being challenged. In August, 2019, DC Circuit Court of Appeals issued a unanimous decision in CHAT and reversed the judgment of the district court in favor of CMS and ordered that CMS’s “2017 Rule” (regarding Medicaid DSH Payments—Treatment of Third Party Payers in Calculating Uncompensated Care Costs) be reinstated. CMS has not issued any additional guidance post the ruling. In April 2020, the plaintiffs in the case have petitioned the Supreme Court of the United States to hear their case. Additionally, there have been separate legal challenges on this same issue in the Fifth and Eight Circuits. On November 4, 2019, in Missouri Hosp. Ass’n v. Azar, the United States Court of Appeals for the Eighth Circuit issued an opinion upholding the 2017 Rule. On April 20, 2020, in Baptist Memorial Hospital v. Azar, the United States Court of Appeals of the Fifth Circuit issued a decision also upholding the 2017 Rule. In light of these court decisions, we continue to maintain reserves in the financial statements for cumulative Medicaid DSH and UC reimbursements related to our behavioral health hospitals located in Texas that amounted to $43 million as of March 31, 2022 and $40 million as of December 31, 2021.

Nevada SPA:

In Nevada, CMS approved a state plan amendment (“SPA”) in August, 2014 that implemented a hospital supplemental payment program retroactive to January 1, 2014. This SPA has been approved for additional state fiscal years including the 2022 fiscal year covering the period of July 1, 2021 through June 30, 2022.

In connection with this program, included in our financial results for the quarters ended March 31, 2022 and 2021 was approximately $5 million and $6 million, respectively.  We estimate that our reimbursements pursuant to this program will approximate $21 million during the year ended December 31, 2022.

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

California Hospital Fee Program CMS Approval Status:

Hospital Fee Program Component	CMS Methodology Approval Status	CMS Rate Setting Approval Status
Fee For Service Payment	Approved through December 31, 2021	Approved through December 31, 2021; Paid through September 30, 2021
Managed Care-Pass-Through Payment	Approved through December 31, 2021	Approved through June 30, 2017; Paid in advance of approval through December 31, 2021
Managed Care-Directed Payment	Approved through December 31, 2021	Approved through June 30, 2017; Paid in advance of approval through June 30, 2020

In connection with the existing program, included in our financial results was approximately $14 million during each of the three-month periods ended March 31, 2022 and 2021. We estimate that our reimbursements pursuant to this program will approximate $52 million during the year ended December 31, 2022. The aggregate impact of the California supplemental payment program, as outlined above, is included in the above State Medicaid Supplemental Payment Program table.

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

Kentucky Hospital Rate Increase Program (“HRIP”):

In early 2021, CMS approved the Kentucky Medicaid Managed Care Hospital Rate Improvement Program (“HRIP”) for SFY 2021, which covered the period of July 1, 2020 through June 30, 2021. In December 2021, CMS approved the HRIP program period for the period July 1, 2021 to December 31, 2021. Included in our financial results during the three-month periods ended March 31, 2022 and 2021 was approximately $17 million and $1 million, respectively.

Programs such as HRIP require an annual state submission and approval by CMS. In December, 2021, CMS approved the program for the period of January 1, 2022 through December 31, 2022 at rates similar to the prior year. We estimate that our reimbursements pursuant to HRIP will approximate $60 million during the year ended December 31, 2022.

Florida Medicaid Managed Care Directed Payment Program (“DPP”):

During the fourth quarter of 2021, we recorded approximately $23 million of increased reimbursement resulting from the Medicaid managed care directed payment program for the 2021 rate period (covering the period of October 1, 2020 to September 30, 2021). Various DPP related legislative and regulatory approvals result in the retroactive payment of the increased reimbursement after the applicable rate year has ended. The payment methodology and amount of the 2022 DPP (covering the period of October 1, 2021 to September 30, 2022) is expected to be comparable to the 2021 DPP. As a result, if CMS and other legislative and regulatory approvals occur in connection with the 2022 DPP, we estimate that our reimbursements pursuant to the 2022 DPP will approximate $21 million during the year ended December 31, 2022, all of which we expect to record during the fourth quarter. Additional Medicaid managed regions in the state may participate in the program during the 2022 DPP year which, if implemented, would increase our reimbursements received pursuant to the 2022 DPP.

Risk Factors Related To State Supplemental Medicaid Payments:

As outlined above, we receive substantial reimbursement from multiple states in connection with various supplemental Medicaid payment programs. The states include, but are not limited to, Texas, Kentucky, California, Illinois, Indiana and Nevada. Failure to renew these programs beyond their scheduled termination dates, failure of the public hospitals to provide the necessary IGTs for the states’ share of the DSH programs, failure of our hospitals that currently receive supplemental Medicaid revenues to qualify for future funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations.

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

Surprise Billing Interim Final Rule: On September 30, 2021, the Department of Labor, and the Department of the Treasury (collectively, the Departments), along with the Office of Personnel Management (“OPM”), released an interim final rule with comment period, entitled “Requirements Related to Surprise Billing; Part II.” This rule is related to Title I (the No Surprises Act) of Division BB of the Consolidated Appropriations Act, 2021, and establishes new protections from surprise billing and excessive cost sharing for consumers receiving health care items/services. It implements additional protections against surprise medical bills under the No Surprises Act, including provisions related to the independent dispute resolution process, good faith estimates for uninsured (or self-pay) individuals, the patient-provider dispute resolution process, and expanded rights to external review. We do not expect this interim final rule to have a material impact on our results of operations.

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

The Legislation required HHS to implement a value-based purchasing program for inpatient hospital services which became effective on October 1, 2012. The Legislation requires HHS to reduce inpatient hospital payments for all discharges by 2% in FFY 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions. As part of the FFY 2022 IPPS final rule and FFY 2023 proposed rule, as discussed above, and as a result of the on-going COVID-19 pandemic, CMS has implemented a budget neutral payment policy to fully offset the 2% VBP withhold during each of FFY 2022 and FFY 2023.

Hospital Acquired Conditions:

The Legislation prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat hospital acquired conditions (“HAC”). Beginning in FFY 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. As part of the FFY 2023 proposed rule discussed above, and as a result of the on-going COVID-19 pandemic, CMS has proposed to suppress all six measures in the HAC Reduction Program for the FY 2023 program year and eliminate the HAC reduction program’s one percent payment penalty.

Readmission Reduction Program:

In the Legislation, Congress also mandated implementation of the hospital readmission reduction program (“HRRP”). Hospitals with excessive readmissions for conditions designated by HHS will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard. The HRRP currently assesses penalties on hospitals having excess readmission rates for heart failure, myocardial infarction, pneumonia, acute exacerbation of chronic obstructive pulmonary disease (COPD) and elective total hip arthroplasty (THA) and/or total knee arthroplasty (TKA), excluding planned readmissions, when compared to expected rates.  In the fiscal year 2015 IPPS final rule, CMS added readmissions for coronary artery bypass graft (CABG) surgical procedures beginning in fiscal year 2017. To account for excess readmissions, an applicable hospital's base operating DRG payment amount is adjusted for each discharge occurring during the fiscal year. Readmissions payment adjustment factors can be no more than a 3 percent reduction. As part of the FFY 2023 IPPS proposed rule discussed above, CMS proposed to modify all of the condition-specific readmission measures to include an adjustment for patient history of COVID-19 for FFY 2024.

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

For our hospitals that participated in the program, the CMS BPCI-A reconciliation for the period October 1, 2018 through June 30, 2021 did not have a material impact on our financial results.

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
•

The HHS Secretary renewed the public health emergency (“PHE”) effective April 16, 2022 for ninety (90) days. As a result, states would be eligible for the enhanced FMAP through the end of federal fiscal quarter ending September 30, 2022 should the PHE not be rescinded by the Secretary before the end of the ninety day period.

•	Creation of a $250 billion Public Health and Social Services Emergency Fund (“PHSSEF”)
•

Makes grants available to hospitals and other healthcare providers to cover unreimbursed healthcare related expenses or lost revenues attributable to the public health emergency resulting from the coronavirus.

•

During 2021, we received approximately $189 million in PHSSEF grants from the federal government as provided for by the CARES Act. As previously disclosed, we returned these funds to HHS during the second quarter of 2021. Since our intent was to return these funds, our financial results for the year ended December 31, 2021 include no impact from the receipt of these federal funds. In connection with this PHSSEF program, as well as other various state and local governmental stimulus programs, included in financial results for the quarter ended March 31, 2022 and March 31, 2021 were reimbursements of approximately $1 million and $11 million, respectively.

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
•

Our financial results for the quarters ended March 31, 2022 and 2021 include approximately $17 million, respectively, of revenues recorded in connection with this COVID-19 uninsured program.  Revenue for the eligible patient encounters is recorded in the period in which the encounter is deemed eligible for this program net of any normal accounting reserves.

•	Effective March 22, 2022, HHS announced that the HRSA COVID-19 Uninsured Program and Coverage Assistance Fund is no longer accepting claims due to insufficient funding.
•	Medicare Sequestration Relief
•

Suspension of the 2% Medicare sequestration offset for Medicare services provided from May 1, 2020 through December 31, 2021 by various legislative extensions. In December, 2021, the suspended 2% payment reduction was extended until March 31, 2022 and partially suspended at a 1% payment reduction for an additional three-month period that ends on June 30, 2022.

•	Our financial results for each of the quarters ended March 31, 2022 and 2021 include approximately $11 million of revenues recorded in connection with this Medicare sequestration relief program.
•	Medicare add-on for inpatient hospital COVID-19 patients
•

Increases the payment that would otherwise be made to a hospital for treating a Medicare patient admitted with COVID-19 by twenty percent (20%) for the duration of the COVID-19 public health emergency.

•

Our financial results for each of the quarters ended March 31, 2022 and 2021 include approximately $16 million of revenue recorded each quarter in connection with this COVID-19 Medicare add-on program. These payments were intended to offset the increased expenses associated with the treatment of Medicare COVID-19 patients.

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

Other Operating Results

Interest Expense:

As reflected on the schedule below, interest expense was $22 million during each of the three-month periods ended March 31, 2022 and 2021, respectively (amounts in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Revolving credit & demand notes (a.)	$2,335	$496
$400 million, 5.00% Senior Notes due 2026 (b.)	-	5,000
$800 million, 2.65% Senior Notes due 2030 (c.)	5,356	5,400
$700 million, 1.65% Senior Notes due 2026 (d.)	2,932	-
$500 million, 2.65% Senior Notes due 2032 (e.)	3,345	-
Tranche A term loan facility (a.)	6,026	7,117
Tranche B term loan facility (a.)	-	2,298
Accounts receivable securitization program (f.)	10	760
Subtotal-revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	20,004	21,071
Amortization of financing fees	1,105	1,092
Other combined interest expense	1,905	1,337
Capitalized interest on major projects	(1,328)	(639)
Interest income	(13)	(904)
Interest expense, net	$21,673	$21,957

(a.)

In August, 2021, we entered into a seventh amendment to our credit agreement dated November 15, 2010, as amended, which provided for the amendment and restatement of the previously existing credit facility. In September, 2021, we entered into an eighth amendment to our credit agreement which modified the definition of “Adjusted LIBO Rate”. The seventh amendment, provided for, among other things, the following: (i) a $1.2 billion aggregate amount revolving credit facility that is scheduled to mature in August, 2026, ($460 million of borrowings outstanding as of March 31, 2022); (ii) a $1.68 billion tranche A term loan facility that is scheduled to mature in August, 2026 (representing a reduction of $150 million from the previous commitment), and; (iii) repayment of approximately $488 million of borrowings outstanding under the previous tranche B term loan facility. The $638 million net repayment of borrowings under the tranche A and tranche B term loan facilities in connection with the seventh amendment ($150 million and $488 million, respectively), were funded utilizing a portion of the proceeds generated from the August, 2021 issuance of the $700 million, 1.65% Senior Notes due in 2026, and the $500 million, 2.65%, Senior Notes due in 2032.

(b.)

In September, 2021, we redeemed the entire $400 million aggregate principal amount of our previously outstanding 5.00% Senior Secured Notes that were scheduled to mature in 2026 at a cash redemption price equal to the sum of 102.50% of the aggregate principal amount. This redemption was funded utilizing a portion of the proceeds generated from the August, 2021 issuance of the $700 million, 1.65% Senior Notes due in 2026, and the $500 million, 2.65% Senior Notes due in 2032, as discussed in (d.) and (e.) below.

(c.)	In September, 2020, we completed the offering of $800 million aggregate principal amount of 2.65% Senior Notes due in 2030.
(d.)	In August, 2021, we completed the offering of $700 million aggregate principal amount of 1.65% Senior Notes due in 2026.
(e.)	In August, 2021, we completed the offering of $500 million aggregate principal amount of 2.65% Senior Notes due in 2032.
(f.)

Our accounts receivable securitization program was amended in April, 2021 to reduce the borrowing commitment to $20 million (from $450 million previously), and amended in April, 2022 to extend the maturity date to July 22, 2022. There are no outstanding borrowings as of March 31, 2022.

Interest expense was relatively unchanged during the three-month period ended March 31, 2022 as compared to the three-month period ended March 31, 2021. Changes in the components of interest expense included the following: (i) a net $1 million decrease in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facilities and accounts receivable securitization program resulting from a decrease in our aggregate average cost of borrowings pursuant to these facilities (1.9% during 2022 as compared to 2.2% during 2021), partially offset by an increase in the aggregate average outstanding borrowings ($4.26 billion during 2022 as compared to $3.81 billion during 2021), and; (ii) a net $1 million increase in capitalized interest on major projects.

The average effective interest rate, including amortization of deferred financing costs, original issue discount and designated interest rate swap expense/income, on borrowings outstanding under our revolving credit, demand notes, senior notes, term loan A and B facilities and accounts receivable securitization program, which amounted to approximately $4.26 billion and $3.81 billion during the first quarters of 2022 and 2021, respectively, were 2.0% during 2022 and 2.3% during 2021.

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three-month periods ended March 31, 2022 and 2021 (dollar amounts in thousands):

	Three months ended
	March 31,	March 31,
	2022	2021
Provision for income taxes	$48,962	$63,807
Income before income taxes	199,983	272,877
Effective tax rate	24.5%	23.4%

The provision for income taxes decreased $15 million during the three-month period ended March 31, 2022, as compared to the first quarter of 2021, due primarily to: (i) the income tax benefit recorded in connection with the $70 million decrease in pre-tax income, partially offset by; (ii) a $1 million increase in the provision for income taxes recorded in connection with ASU 2016-09.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $445 million during the three-month period ended March 31, 2022 and $72 million during the first quarter of 2021. The net increase of $374 million was attributable to the following:

•

a favorable change of $510 million resulting primarily from the early return of the $695 million of Medicare accelerated payments which were received during 2020 and repaid during the first quarter of 2021;

•	an unfavorable change of $72 million in accounts receivable;
•

an unfavorable change of $44 million resulting from a decrease in net income plus depreciation and amortization expense, stock-based compensation expense and gain/loss on sale of assets and businesses, and;

•	$20 million of other combined net unfavorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the three-month periods. The result is divided into the accounts receivable balance at March 31st of each year to obtain the DSO. Our DSO were 48 days and 50 days at March 31, 2022 and 2021, respectively.

Net cash used in investing activities

During the first three months of 2022, we used $169 million of net cash in investing activities as follows:

•	$200 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;

•	$21 million received in connection with net cash inflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates, and;
•	$10 million received from the sales of assets and businesses.

During the first three months of 2021, we used $262 million of net cash in investing activities as follows:

•	$247 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;
•	$14 million spent in connection with net cash outflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates, and;
•	$1 million spent on the purchase and implementation of information technology applications.

Net cash used in financing activities

During the first three months of 2022, we used $278 million of net cash in financing activities as follows:

•

spent $366 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our stock repurchase program ($350 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($16 million);

•	generated $117 million of additional borrowings pursuant to our revolving credit facility;
•	spent $12 million on net repayments of debt as follows: (i) $11 million related to our tranche A term loan facility, and; (ii) $1 million related to other debt facilities;
•	spent $15 million to pay quarterly cash dividends of $.20 per share;
•	spent $5 million to pay profit distributions related to noncontrolling interests in majority owned businesses;
•	generated $4 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans, and;
•	spent $1 million in connection with the purchase of ownership interests from minority members.

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

Expected capital expenditures during remainder of 2022

During the full year of 2022, we expect to spend approximately $950 million to $1.1 billion on capital expenditures which includes expenditures for capital equipment, construction of new facilities, and renovations and expansions at existing hospitals. During the first three months of 2022, we spent approximately $200 million on capital expenditures.  During the remaining nine months of 2022, we expect to spend approximately $750 million to $900 million on capital expenditures.

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

The seventh amendment to the Credit Agreement, among other things, provided for the following:

o

a $1.2 billion aggregate amount revolving credit facility, which is scheduled to mature on August 24, 2026, representing an increase of $200 million over the $1.0 billion previous commitment. As of March 31, 2022, this facility had $460 million of borrowings outstanding and $736 million of available borrowing capacity, net of $4 million of outstanding letters of credit;

o

a $1.7 billion initial tranche A term loan facility, which is scheduled to mature on August 24, 2026, resulting in an initial reduction of $150 million from the $1.85 billion of borrowings outstanding under the previous tranche A term loan facility, and;

o	repayment of approximately $488 million of outstanding borrowings and termination of the previous tranche B term loan facility.

Pursuant to the terms of the seventh amendment, the tranche A term loan, which had $1.679 billion of borrowings outstanding as of March 31, 2022, provides for installment payments of $10.625 million per quarter beginning on December 31, 2021 through September 30, 2023 and $21.25 million per quarter beginning on December 31, 2023 through June 30, 2026. The unpaid principal balance at June 30, 2026 is due on the maturity date.

Revolving credit and tranche A term loan borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month LIBOR rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625%. As of March 31, 2022, the applicable margins were 0.375% for ABR-based loans and 1.375% for LIBOR-based loans under the revolving credit and term loan A facilities.  The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of March 31, 2022 and December 31, 2021.

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

In April, 2021, our accounts receivable securitization program (“Securitization”) was amended (the eighth amendment) to: (i) reduce the aggregate borrowing commitments to $20 million (from $450 million previously); (ii) slightly reduce the borrowing rates and commitment fee, and; (iii) extend the maturity date to April 25, 2022.  In April, 2022, the Securitization was amended (the ninth amendment) to extend the maturity date to July 22, 2022. Substantially all other material terms and conditions remained unchanged. There were no borrowings outstanding pursuant to the Securitization as of March 31, 2022.

On September 13, 2021, we redeemed $400 million of aggregate principal amount of 5.00% senior secured notes, that were scheduled to mature on June 1, 2026, at 102.50% of the aggregate principal, or $410 million.

As of March 31, 2022, we had combined aggregate principal of $2.0 billion from the following senior secured notes:

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

As discussed in Note 2 to the Consolidated Financial Statements-Relationship with Universal Health Realty Income Trust and Other Related Party Transactions, on December 31, 2021, we (through wholly-owned subsidiaries of ours) entered into an asset purchase and sale agreement with Universal Health Realty Income Trust (the “Trust”).  Pursuant to the terms of the agreement, which was amended during the first quarter of 2022, we, among other things, transferred to the Trust, the real estate assets of Aiken Regional Medical Center (“Aiken”) and Canyon Creek Behavioral Health (“Canyon Creek”).  In connection with this transaction, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases (with the Trust as lessor, and as amended during the first quarter of 2022), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033.  As a result of our purchase option within the Aiken and Canyon Spring lease agreements, this asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our monthly lease payments payable to the Trust will be recorded to interest expense and as a reduction of the outstanding financial liability. The amount allocated to interest expense will be determined using our incremental borrowing rate and will be based on the outstanding financial liability. In connection with this transaction, our Consolidated Balance Sheets at March 31, 2022 and December 31, 2021 reflect financial liabilities of approximately $83 million and $82 million, respectively, which is included in debt.

At March 31, 2022, the carrying value and fair value of our debt were approximately $4.3 billion and $4.0 billion, respectively.   At December 31, 2021, the carrying value and fair value of our debt were each approximately $4.2 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was approximately 42% at March 31, 2022 and 41% at December 31, 2021.

We expect to finance all capital expenditures and acquisitions and pay dividends and potentially repurchase shares of our common stock utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing revolving credit facility, which had $736 million of available borrowing capacity as of March 31, 2022, or through refinancing the existing Credit Agreement; (ii) the issuance of other short-term and/or long-term debt, and/or; (iii) the issuance of equity. We believe that our operating cash flows, cash and cash equivalents, available commitments under existing agreements, as well as access to the capital markets, provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months. However, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2022, there have been no material changes in the off-balance sheet arrangements consisting of standby letters of credit and surety bonds.

As of March 31, 2022 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $171 million consisting of: (i) $160 million related to our self-insurance programs, and; (ii) $11 million of other debt and public utility guarantees.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended March 31, 2022. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4.   Controls and Procedures

As of March 31, 2022, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

See Note 6-Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report for a description of our legal proceedings.  Such information is hereby incorporated by reference.

Item 1A.   Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2021 includes a listing of risk factors to be considered by investors in our securities. During the third quarter of 2021, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

As of December 31, 2021, we had an aggregate available repurchase authorization of $358.2 million.  On February 24, 2022, our Board of Directors authorized a $1.4 billion increase to our stock repurchase program. Pursuant to this program, shares of our Class B Common Stock may be repurchased, from time to time as conditions allow, on the open market or in negotiated private transactions. There is no expiration date for our stock repurchase program.

As reflected below, during the three-month period ended March 31, 2022, we have repurchased approximately 2.65 million shares at an aggregate cost of approximately $350.16 million (approximately $132.39 per share) pursuant to the terms of our stock repurchase program.  As of March 31, 2022, we had an aggregate available repurchase authorization of $1.4 billion, including the $358.2 million that was available as of December 31, 2021 under a previous authorization.  In addition, during the three-month period ended March 31, 2022, 104,879 shares were repurchased in connection with income tax withholding obligations resulting from stock-based compensation programs.

During the period of January 1, 2022 through March 31, 2022, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid for shares purchased as part of publicly announced program (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands)
January, 2022	$-	2,172,420	875	$0.01	2,171,188	$130.02	$282,294	—	$75,939
February, 2022	$1,400,000	144,772	489	$0.01	128,812	$130.75	$16,842	—	$1,459,097
March, 2022	$-	432,687	1,007	$0.01	345,000	$147.89	$51,023	—	$1,408,074
Total January through March, 2022	$1,400,000	2,749,879	2,371	$0.01	2,645,000	132.39	$350,159

Dividends

During the quarter ended March 31, 2022, we declared and paid dividends of $.20 per share.  Dividend equivalents are accrued on unvested restricted stock units and will be paid upon vesting of the restricted stock unit.

Item 6.   Exhibits

10.1	Ninth Amendment to Amended and Restated Credit and Security Agreement, dated as of April 22, 2022.
10.2	Universal Health Services, Inc. 2022 Executive Incentive Plan, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 23, 2022, is incorporated herein by reference.
10.3

Amendment, dated as of March 23, 2022, to Employment Agreement, dated as of December 23, 2020, between Universal Health Services, Inc. and Marc D. Miller, previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 23, 2022, is incorporated herein by reference.

10.4

Amendment, dated as of March 23, 2022, to Employment Agreement, dated as of December 23, 2020, between Universal Health Services, Inc. and Alan B. Miller, previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 23, 2022, is incorporated herein by reference.

10.5	Form of Restricted Stock Units Award Agreement for Named Executive Officers with Employment Agreements.
10.6	Form of Restricted Stock Units Award Agreement for Named Executive Officers without Employment Agreements.
10.7	Form of Restricted Stock Units Award Agreement for Directors.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document –the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: May 6, 2022	/s/ Marc D. Miller
Marc D. Miller,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton, Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)