Form 10-Q
period 2022-06-30
UNIVERSAL HEALTH SERVICES INC
filed 2022-08-08
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of July 31, 2022:

Class A	6,577,100
Class B	65,717,179
Class C	661,688
Class D	14,285

UNIVERSAL HEALTH SERVICES, INC.

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2022. This Report modifies and supersedes documents filed prior to this Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Report.

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

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net revenues	$3,323,407	$3,197,880	$6,616,363	$6,210,867
Operating charges:
Salaries, wages and benefits	1,691,472	1,487,935	3,383,742	2,985,708
Other operating expenses	867,885	769,810	1,688,819	1,479,518
Supplies expense	354,993	338,033	726,066	685,143
Depreciation and amortization	143,850	133,985	287,634	265,388
Lease and rental expense	31,773	29,149	63,811	60,473
	3,089,973	2,758,912	6,150,072	5,476,230
Income from operations	233,434	438,968	466,291	734,637
Interest expense, net	25,676	21,299	47,349	43,256
Other (income) expense, net	(1,972)	(9,129)	9,229	(8,294)
Income before income taxes	209,730	426,798	409,713	699,675
Provision for income taxes	50,949	101,522	99,911	165,329
Net income	158,781	325,276	309,802	534,346
Less: Net income (loss) attributable to noncontrolling interests	(5,281)	252	(8,173)	231
Net income attributable to UHS	$164,062	$325,024	$317,975	$534,115

Basic earnings per share attributable to UHS	$2.22	$3.85	$4.27	$6.31
Diluted earnings per share attributable to UHS	$2.20	$3.79	$4.22	$6.22

Weighted average number of common shares - basic	73,682	84,224	74,356	84,503
Add: Other share equivalents	753	1,400	882	1,207
Weighted average number of common shares and equivalents - diluted	74,435	85,624	75,238	85,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$158,781	$325,276	$309,802	$534,346
Other comprehensive income (loss):
Foreign currency translation adjustment	(28,232)	(3,717)	(46,702)	(14,063)
Other comprehensive income (loss) before tax	(28,232)	(3,717)	(46,702)	(14,063)
Income tax expense (benefit) related to items of other comprehensive income (loss)	68	(601)	(876)	(2,067)
Total other comprehensive income (loss), net of tax	(28,300)	(3,116)	(45,826)	(11,996)
Comprehensive income	130,481	322,160	263,976	522,350
Less: Comprehensive income (loss) attributable to noncontrolling interests	(5,281)	252	(8,173)	231
Comprehensive income attributable to UHS	$135,762	$321,908	$272,149	$522,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$132,658	$115,301
Accounts receivable, net	1,835,238	1,746,635
Supplies	209,569	206,839
Other current assets	258,760	194,781
Total current assets	2,436,225	2,263,556

Property and equipment	11,057,885	10,770,702
Less: accumulated depreciation	(5,087,166)	(4,896,427)
	5,970,719	5,874,275
Other assets:
Goodwill	3,912,382	3,962,624
Deferred income taxes	51,548	45,707
Right of use assets-operating leases	360,791	367,477
Deferred charges	6,188	6,525
Other	558,250	573,379
Total Assets	$13,296,103	$13,093,543

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$66,205	$48,409
Accounts payable and other liabilities	1,861,467	1,860,496
Operating lease liabilities	63,630	64,484
Federal and state taxes	396	10,720
Total current liabilities	1,991,698	1,984,109

Other noncurrent liabilities	496,639	464,759
Operating lease liabilities noncurrent	300,197	304,624
Long-term debt	4,599,204	4,141,879

Redeemable noncontrolling interests	4,449	5,119

Equity:
UHS common stockholders’ equity	5,814,660	6,089,664
Noncontrolling interest	89,256	103,389
Total equity	5,903,916	6,193,053
Total Liabilities and Stockholders’ Equity	$13,296,103	$13,093,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months ended June 30, 2022

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, April 1, 2022	$4,314	$66	$676	$7	$0	$(560,450)	$6,414,808	$12,765	$5,867,872	$94,706	$5,962,578
Common Stock
Issued/(converted)	—	—	1	—	—	—	3,149	—	3,150	—	3,150
Repurchased	—	—	(17)	—	—	—	(199,660)	—	(199,677)	—	(199,677)
Restricted share-based compensation expense	—	—	—	—	—	—	4,661	—	4,661	—	4,661
Dividends paid and accrued	—	—	—	—	—	(14,748)	—	—	(14,748)	—	(14,748)
Stock option expense	—	—	—	—	—	—	17,640	—	17,640	—	17,640
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(34)	(34)
Sale of ownership interests by minority members	—	—	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net income to UHS / noncontrolling interests	135	—	—	—	—	—	164,062	—	164,062	(5,416)	158,646
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	(28,300)	(28,300)	—	(28,300)
Subtotal - comprehensive income	135	—	—	—	—	—	164,062	(28,300)	135,762	(5,416)	130,346
Balance, June 30, 2022	$4,449	$66	$660	$7	$0	$(575,198)	$6,404,660	$(15,535)	$5,814,660	$89,256	$5,903,916

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2022	$5,119	$66	$698	$7	$0	$(545,487)	$6,604,089	$30,291	$6,089,664	$103,389	$6,193,053
Common Stock
Issued/(converted)	—	—	6	—	—	—	6,789	—	6,795	—	6,795
Repurchased	—	—	(44)	—	—	—	(565,138)	—	(565,182)	—	(565,182)
Restricted share-based compensation expense	—	—	—	—	—	—	8,103	—	8,103	—	8,103
Dividends paid and accrued	—	—	—	—	—	(29,711)	—	—	(29,711)	—	(29,711)
Stock option expense	—	—	—	—	—	—	32,842	—	32,842	—	32,842
Distributions to noncontrolling interests	(650)	—	—	—	—	—	—	—	—	(4,673)	(4,673)
Sale of ownership interests by minority members	—	—	—	—	—	—	—	—	—	(1,307)	(1,307)
Comprehensive income:
Net income (loss) to UHS / noncontrolling interests	(20)	—	—	—	—	—	317,975	—	317,975	(8,153)	309,822
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	(45,826)	(45,826)	—	(45,826)
Subtotal - comprehensive income	(20)	—	—	—	—	—	317,975	(45,826)	272,149	(8,153)	263,996
Balance, June 30, 2022	$4,449	$66	$660	$7	$0	$(575,198)	$6,404,660	$(15,535)	$5,814,660	$89,256	$5,903,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months ended June 30, 2021

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, April 1, 2021	$4,470	$66	$781	$7	$0	$(496,521)	$6,970,289	$39,240	$6,513,862	$87,977	$6,601,839
Common Stock
Issued/(converted)	—	—	1	—	—	—	3,083	—	3,084	—	3,084
Repurchased	—	—	(22)	—	—	—	(360,594)	—	(360,616)	—	(360,616)
Restricted share-based compensation expense	—	—	—	—	—	—	3,240	—	3,240	—	3,240
Dividends paid	—	—	—	—	—	(16,856)	—	—	(16,856)	—	(16,856)
Stock option expense	—	—	—	—	—	—	15,478	—	15,478	—	15,478
Distributions to noncontrolling interests	(203)	—	—	—	—	—	—	—	—	(889)	(889)
Purchase of ownership interests by minority members	—	—	—	—	—	—	—	—	—	5,066	5,066
Comprehensive income:
Net income to UHS / noncontrolling interests	426	—	—	—	—	—	325,024	—	325,024	(174)	324,850
Foreign currency translation adjustments	—	—	—	—	—	—	—	(3,116)	(3,116)	—	(3,116)
Subtotal - comprehensive income	426	—	—	—	—	—	325,024	(3,116)	321,908	(174)	321,734
Balance, June 30, 2021	$4,693	$66	$760	$7	$0	$(513,377)	$6,956,520	$36,124	$6,480,100	$91,980	$6,572,080

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2021	$4,569	$66	$778	$7	$0	$(479,503)	$6,747,678	$48,120	$6,317,146	$84,821	$6,401,967
Common Stock
Issued/(converted)	—	—	5	—	—	—	6,439	—	6,444	—	6,444
Repurchased	—	—	(23)	—	—	—	(368,057)	—	(368,080)	—	(368,080)
Restricted share-based compensation expense	—	—	—	—	—	—	6,102	—	6,102	—	6,102
Dividends paid	—	—	—	—	—	(33,874)	—	—	(33,874)	—	(33,874)
Stock option expense	—	—	—	—	—	—	30,243	—	30,243	—	30,243
Distributions to noncontrolling interests	(203)	—	—	—	—	—	—	—	—	(5,414)	(5,414)
Purchase of ownership interests by minority members	—	—	—	—	—	—	—	—	—	12,669	12,669
Comprehensive income:
Net income (loss) to UHS / noncontrolling interests	327	—	—	—	—	—	534,115	—	534,115	(96)	534,019
Foreign currency translation adjustments	—	—	—	—	—	—	—	(11,996)	(11,996)	—	(11,996)
Subtotal - comprehensive income	327	—	—	—	—	—	534,115	(11,996)	522,119	(96)	522,023
Balance, June 30, 2021	$4,693	$66	$760	$7	$0	$(513,377)	$6,956,520	$36,124	$6,480,100	$91,980	$6,572,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Six months ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$309,802	$534,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	287,634	265,388
(Gain) loss on sale of assets and businesses	1,084	(4,803)
Stock-based compensation expense	41,640	37,031
Provision for asset impairment	-	7,195
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(89,729)	(35,903)
Accrued interest	1,329	(1,459)
Accrued and deferred income taxes	(34,260)	(26,769)
Other working capital accounts	(98,811)	3,560
Medicare accelerated payments and deferred CARES Act and other grants	5,339	(697,011)
Other assets and deferred charges	30,278	(28,763)
Other	(15,763)	5,052
Accrued insurance expense, net of commercial premiums paid	97,570	104,079
Payments made in settlement of self-insurance claims	(58,066)	(42,495)
Net cash provided by operating activities	478,047	119,448

Cash Flows from Investing Activities:
Property and equipment additions	(407,962)	(482,211)
Proceeds received from sales of assets and businesses	10,232	21,143
Acquisition of businesses and property	(12,485)	-
Inflows (outflows) from foreign exchange contracts that hedge our net U.K. investment	84,535	(21,487)
Decrease in capital reserves of commercial insurance subsidiary	100	100
Costs incurred for purchase of information technology applications, net of refunds	-	(1,246)
Net cash used in investing activities	(325,580)	(483,701)

Cash Flows from Financing Activities:
Repayments of long-term debt	(226,854)	(278,785)
Additional borrowings, net	700,000	6,578
Financing costs	(2,387)	-
Repurchase of common shares	(565,182)	(368,080)
Dividends paid	(29,641)	(33,844)
Issuance of common stock	6,661	6,442
Profit distributions to noncontrolling interests	(5,323)	(5,617)
Purchase (sale) of ownership interests by (from) minority members	(1,307)	11,433
Net cash used in financing activities	(124,033)	(661,873)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,457)	660

Increase (decrease) in cash, cash equivalents and restricted cash	22,977	(1,025,466)
Cash, cash equivalents and restricted cash, beginning of period	178,934	1,279,154
Cash, cash equivalents and restricted cash, end of period	$201,911	$253,688

Supplemental Disclosures of Cash Flow Information:
Interest paid	$43,796	$43,641
Income taxes paid, net of refunds	$145,448	$189,979
Noncash purchases of property and equipment	$112,420	$95,979
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended June 30, 2022. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

The impact of the COVID-19 pandemic, which began during the second half of March, 2020, has had a material effect on our operations and financial results since that time. The length and extent of the disruptions caused by the COVID‑19 pandemic are currently unknown.

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

The nationwide shortage of nurses and other clinical staff and support personnel has been a significant operating issue facing us and other healthcare providers. Like others in the healthcare industry, we continue to experience a shortage of nurses and other clinical staff and support personnel at our acute care and behavioral health care hospitals in many geographic areas. In some areas, the labor scarcity is putting a strain on our resources and staff, which has required us to utilize higher‑cost temporary labor and pay premiums above standard compensation for essential workers. This staffing shortage has required us to hire expensive temporary personnel and/or enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel. At certain facilities, particularly within our behavioral health care segment, we have been unable to fill all vacant positions and, consequently, have been required to limit patient volumes. These factors had a material unfavorable impact on our results of operations during the first six months of 2022.

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

(2) Relationship with Universal Health Realty Income Trust and Other Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At June 30, 2022, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. The advisory agreement was renewed by the Trust for 2022 at the same rate as the prior three years, providing for an advisory fee computation at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $1.3 million and $1.1 million during the three-month periods ended June 30, 2022 and 2021, respectively, and approximately $2.5 million and $2.2 million during the six-month periods ended June 30, 2022 and 2021, respectively.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust, which is included in other income, net, on the accompanying consolidated statements of income for each period was approximately $307,000 and $394,000 during the three-month periods ended June 30, 2022 and 2021, respectively, and approximately $607,000 and $701,000 during the six-month periods ended June 30, 2022 and 2021, respectively. Included in our share of the Trust’s income for the three and six-month periods ended June 30, 2021 was a gain realized by the Trust in connection with a divestiture of property that was completed during the second quarter of 2021. We received dividends from the Trust amounting to $559,000 and $551,000 during the three-month periods ended June 30, 2022 and 2021, respectively, and $1.1 million during each of the six-month periods ended June 30, 2022 and 2021. The carrying value of our investment in the Trust was approximately $8.9 million and $9.4 million at June 30, 2022 and December 31, 2021, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $41.9 million at June 30, 2022 and $46.8 million at December 31, 2021, based on the closing price of the Trust’s stock on the respective dates.

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

The asset purchase and sale transaction was accounted for as a financing arrangement and, since we did not derecognize the real property related to Aiken and Canyon Creek, we will continue to depreciate the assets.  Our consolidated balance sheet as of June 30, 2022 reflects a financial liability of $82.5 million, which is included in debt, related to this transaction.  Our monthly lease payments payable to the Trust will be recorded to interest expense and as a reduction to the outstanding financial liability.

The aggregate rental for the leases on the four wholly-owned hospital facilities with the Trust was approximately $5 million and $10 million during the three and six months ended June 30, 2022, respectively.  The aggregate rental for the leases on the three wholly-owned hospital facilities with the Trust was approximately $4 million and $8 million during the three and six months ended June 30, 2021, respectively.

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

In addition, we are the managing, majority member in a joint venture with an unrelated third-party that operates Clive Behavioral Health, a 100-bed behavioral health care facility located in Clive, Iowa. The real property of this newly constructed facility, which was completed and opened in late 2020, is also leased from the Trust pursuant to the lease terms as provided in the table below. The rental on this facility was approximately $657,000 and $622,000 for the three months ended June 30, 2022 and 2021, respectively, and approximately $1.3 million and $1.2 million for the six months ended June 30, 2022 and 2021, respectively. In connection with the lease on this facility, the joint venture has the right to purchase the leased facility from the Trust at its appraised fair market value upon either of the following: (i) by providing notice at least 270 days prior to the end of the lease terms or any renewal terms, or; (ii) upon 30 days’ notice anytime within 12 months of a change of control of the Trust. Additionally, the joint venture has rights of first offer to purchase the facility prior to any third-party sale.

The table below provides certain details for each of the hospitals leased from the Trust as of June 30, 2022:

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

In January, 2022, the Trust commenced construction on a new 86,000 rentable square feet multi-tenant MOB that is located on the campus of Northern Nevada Sierra Medical Center in Reno, Nevada.  Northern Nevada Sierra Medical Center, a 170-bed newly constructed acute care hospital owned and operated by a wholly-owned subsidiary of ours, was completed and opened in April, 2022. In connection with this MOB, a ground lease and a master flex lease was executed between a wholly-owned subsidiary of ours and the Trust, pursuant to the terms of which our subsidiary will master lease approximately 68% of the rentable square feet of the MOB at an initial minimum rent of $1.3 million annually.  The master flex lease could be reduced during the term if certain conditions are met.

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

In August, 2015, Marc D. Miller, our President and Chief Executive Officer and member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance.  During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO. Also in connection with this GPO agreement, we received shares of restricted stock of Premier which vested ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO. During the third quarter of 2020, we entered into an agreement with Premier pursuant to the terms of which, among other things, our ownership interest in Premier was converted into shares of Class A Common Stock of Premier. We have elected to retain a portion of the previously vested shares of Premier, the market value of which is included in other assets on our consolidated balance sheet. Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier was approximately $80 million and $92 million as of June 30, 2022 and December 31, 2021, respectively.  Any change in market value of our Premier shares since December 31, 2021 was recorded as an unrealized gain/loss and included in “Other (income) expense, net” in our condensed consolidated statements of income for the three and six-month periods ended June 30, 2022. Additionally, Premier declared and paid quarterly cash dividends during each of the first two quarters of 2022 and 2021. Our share of the cash dividends amounted to approximately $450,000 and $400,000 for the three-month periods ended June 30, 2022 and 2021, respectively, and approximately $900,000 and $800,000 for the six-month periods ended June 30, 2022 and 2021, respectively.  The dividends are included in “Other (income) expense, net” in our condensed consolidated statements of income.

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

As of June 30, 2022, outside owners held noncontrolling, minority ownership interests of: (i) 20% in an acute care facility located in Washington, D.C.; (ii) approximately 7% in an acute care facility located in Texas; (iii) 49%, 20%, 30%, 20%, 25%, 48% and 26% in seven behavioral health care facilities located in Arizona, Pennsylvania, Ohio, Washington, Missouri, Iowa and Michigan, respectively, and; (iv) approximately 5% in an acute care facility located in Nevada. The noncontrolling interest and redeemable noncontrolling interest balances of $89 million and $4 million, respectively, as of June 30, 2022, consist primarily of the third-party ownership interests in these hospitals.

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

(4) Treasury

Credit Facilities and Outstanding Debt Securities:

In June, 2022 we entered into a ninth amendment to our credit agreement dated as of November 15, 2010, as amended and restated as of September, 2012, August, 2014, October, 2018, August, 2021, and September, 2021, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, (the “Credit Agreement”).  The ninth amendment provided for, among other things, the following: (i) a new incremental tranche A term loan facility in the aggregate principal amount of $700 million which is scheduled to mature on August 24, 2026, and; (ii) replaces the option to make Eurodollar borrowings (which bear interest by reference to the LIBOR Rate) with Term Benchmark Loans, which will bear interest by reference to the Secured Overnight Financing Rate ( “SOFR”).  The net proceeds generated from the incremental tranche A term loan facility were used to repay a portion of the borrowings that were previously outstanding under our revolving credit facility.

In September, 2021 we entered into an eighth amendment to our Credit Agreement which modified the definition of “Adjusted LIBO Rate”.

In August, 2021 we entered into a seventh amendment to our Credit Agreement which, among other things, provided for the following:

o

a $1.2 billion aggregate amount revolving credit facility, which is scheduled to mature on August 24, 2026, representing an increase of $200 million over the $1.0 billion previous commitment. As of June 30, 2022, this facility had $140 million of borrowings outstanding and $1.056 billion of available borrowing capacity, net of $4 million of outstanding letters of credit;

o

a $1.7 billion initial tranche A term loan facility which was subsequently increased by $700 million in June, 2022 by the above-mentioned ninth amendment. The seventh amendment also provided for repayment of $150 million of borrowings outstanding pursuant to the previous tranche A term loan facility, and;

o	repayment of approximately $488 million of outstanding borrowings and termination of the previous tranche B term loan facility.

The terms of the tranche A term loan facility, as amended, which had $2.368 billion of outstanding borrowings as of June 30, 2022, provides for installment payments of $15.0 million per quarter during the period of September, 2022 through September, 2023, and $30.0 million per quarter during the period of December, 2023 through June, 2026. The unpaid principal balance at June 30, 2026 is payable on the August 24, 2026 scheduled maturity date of the Credit Agreement.

Revolving credit and tranche A term loan borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month SOFR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month SOFR rate plus 0.1% (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625%. As of June 30, 2022, the applicable margins were 0.375% for ABR-based loans and 1.375% for SOFR-based loans under the revolving credit and term loan A facilities.  The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens, indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of June 30, 2022 and December 31, 2021.

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

In April, 2021 our accounts receivable securitization program (“Securitization”) was amended (the eighth amendment) to: (i) reduce the aggregate borrowing commitments to $20 million (from $450 million previously); (ii) slightly reduce the borrowing rates and commitment fee, and; (iii) extend the maturity date to April 25, 2022.  In April, 2022, the Securitization was amended (the ninth amendment) to extend the maturity date to July 22, 2022. In July, 2022, the Securitization was amended (the tenth amendment) to extend the maturity date to September 20, 2022.  Substantially all other material terms and conditions remained unchanged. There were no borrowings outstanding pursuant to the Securitization as of June 30, 2022.

On September 13, 2021, we redeemed $400 million of aggregate principal amount of 5.00% senior secured notes, that were scheduled to mature on June 1, 2026, at 102.50% of the aggregate principal, or $410 million.

As of June 30, 2022, we had combined aggregate principal of $2.0 billion from the following senior secured notes:

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

As discussed in Note 2 above, on December 31, 2021, we (through wholly-owned subsidiaries of ours) entered into an asset purchase and sale agreement with Universal Health Realty Income Trust (the “Trust”).  Pursuant to the terms of the agreement, which was amended during the first quarter of 2022, we, among other things, transferred to the Trust, the real estate assets of Aiken Regional Medical Center (“Aiken”) and Canyon Creek Behavioral Health (“Canyon Creek”).  In connection with this transaction, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases, as amended, (with the Trust as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033.  As a result of our purchase option within the Aiken and Canyon Creek lease agreements, this asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust are recorded to interest expense and as a reduction of the outstanding financial liability, and the amount allocated to interest expense is determined based upon our incremental borrowing rate and the outstanding financial liability. In connection with this transaction, our Consolidated Balance Sheets at June 30, 2022 and December 31, 2021 reflect financial liabilities, which are included in debt, of approximately $82 million as of each date.

At June 30, 2022, the carrying value and fair value of our debt were approximately $4.7 billion and $4.3 billion, respectively.   At December 31, 2021, the carrying value and fair value of our debt were each approximately $4.2 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Cash Flow Hedges:

During the six-month period ended June 30, 2022 and the year ended December 31, 2021, we had no cash flow hedges outstanding.

Foreign Currency Forward Exchange Contracts:

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. In connection with these forward exchange contracts, we recorded net cash inflows of $85 million during the six-month period ended June 30, 2022 and net cash outflows of $21 million during the six-month period ended June 30, 2021.

Derivatives Hedging Relationships:

The following table presents the effects of our foreign currency foreign exchange contracts on our results of operations for the three and six-month periods ended June 30, 2022 and 2021 (in thousands):

	Gain/(Loss) recognized in AOCI
	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Net Investment Hedge relationships
Foreign currency foreign exchange contracts	$64,464	$(9,917)	$81,576	$(31,031)

No other gains or losses were recognized in income related to derivatives in Subtopic 815-20.

Cash, Cash Equivalents and Restricted Cash:

Cash, cash equivalents, and restricted cash as reported in the condensed consolidated statements of cash flows are presented separately on our condensed consolidated balance sheets as follows (in thousands):

	June 30,	June 30,	December 31,
	2022	2021	2021
Cash and cash equivalents	$132,658	$199,017	$115,301
Restricted cash (a)	69,253	54,671	63,633
Total cash, cash equivalents and restricted cash	$201,911	$253,688	$178,934

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	June 30, 2022	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	85,037	Other assets	85,037
Certificates of deposit	2,200	Other assets		2,200
Equity securities	79,662	Other assets	79,662
Deferred compensation assets	38,690	Other assets	38,690
Foreign currency exchange contracts	1,602	Other current assets		1,602
	$207,191		$203,389	$3,802	-
Liabilities:
Deferred compensation liability	38,690	Other noncurrent liabilities	38,690
	$38,690		$38,690	-	-

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2021	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	79,900	Other assets	79,900
Certificates of deposit	2,300	Other assets		2,300
Equity securities	91,919	Other assets	91,919
Deferred compensation assets	45,759	Other assets	45,759
Foreign currency exchange contracts	1,357	Other current assets		1,357
	$221,235		$217,578	$3,657	-
Liabilities:
Deferred compensation liability	45,759	Other noncurrent liabilities	$45,759
	$45,759		$45,759	-	-

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

As of June 30, 2022, the total net accrual for our professional and general liability claims was $382 million, of which $74 million was included in current liabilities.  As of December 31, 2021, the total net accrual for our professional and general liability claims was $349 million, of which $74 million was included in current liabilities.

As a result of unfavorable trends experienced during 2022 and 2021, our results of operations included pre-tax increases to our reserves for self-insured professional and general liability claims amounting to approximately $16 million during the three and six-month periods ended June 30, 2022 and $36 million during the three and six-month periods ended June 30, 2021. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimates of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Given our significant self-insured exposure for professional and general liability claims, there can be no assurance that a sharp increase in the number and/or severity of claims asserted against us will not have a material adverse effect on our future results of operations.

As of June 30, 2022, the total accrual for our workers’ compensation liability claims was $121 million, $55 million of which was included in current liabilities. As of December 31, 2021, the total accrual for our workers’ compensation liability claims was $115 million, $55 million of which was included in current liabilities.

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

Property Insurance

We have commercial property insurance policies for our properties covering catastrophic losses, including windstorm damage, up to a $1 billion policy limit, subject to a per occurrence/per location deductible of $2.5 million as of June 1, 2020. Losses resulting from named windstorms are subject to deductibles between 3% and 5% of the total insurable value of the property. In addition, we have commercial property insurance policies covering catastrophic losses resulting from earthquake and flood damage, each subject to aggregated loss limits (as opposed to per occurrence losses). Commercially insured earthquake coverage for our facilities is subject to various deductibles and limitations including: (i) $150 million limitation for our facilities located in California; (ii) $100 million limitation for our facilities located in fault zones within the United States; (iii) $40 million limitation for our facilities located in Puerto Rico, and; (iv) $250 million limitation for many of our facilities located in other states. Our commercially insured flood coverage has a limit of $100 million annually. There is also a $10 million sublimit for one of our facilities located in Houston, Texas, and a $1 million sublimit for our facilities located in Puerto Rico. Property insurance for our behavioral health facilities located in the U.K. are provided on an all risk basis up to a £1.5 billion policy limit, with coverage caps per location, that includes coverage for real and personal property as well as business interruption losses.

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

During the second quarter of 2022, the parties have reached a settlement, which is subject to regulatory approval from the District of Columbia’s State Health Planning and Development Agency, which would provide for, among other things: (i) the purchase by us of the University’s 20% minority ownership interest in GW Hospital; (ii) a new ground lease related to GW Hospital, and; (iii) annual payments from us to the University for academic mission support and trademark royalties. Although we can provide no assurance that regulatory approval will be granted, the litigation will be dismissed if the settlement is finalized. If finalized, we do not expect this transaction to have a material impact on our future results of operations.

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

Boley, et al. v. UHS, et al.

Former UHS subsidiary facility employees Mary K. Boley, Kandie Sutter, and Phyllis Johnson, individually and on behalf of a putative class of participants in the UHS Retirement Savings Plan (the “Plan”), filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania against UHS, the Board of Directors of UHS, and the “Plan Committee” of UHS (Case No. 2:20-cv-02644).  In subsequent amended complaints, Plaintiffs have dropped the Board of Directors and the “Plan Committee” as defendants and added the UHS Retirement Plans Investment Committee as a new defendant.  Plaintiffs allege that UHS breached its fiduciary duties under the Employee Retirement Income Security Act (“ERISA”) by offering to participants in the Plan overly expensive investment options when less expensive investment options were available in the marketplace; caused participants to pay excessive recordkeeping fees associated with the Plan; breached its duty to monitor appointed fiduciaries and: in the alternative, engaged in a “knowing breach of trust” separate from the alleged violations under ERISA.  UHS disputes Plaintiffs’ allegations and is actively defending against Plaintiffs’ claims.  UHS’ motion for partial dismissal of Plaintiffs’ claims was denied by the Court.  In March 2021, the Court granted Plaintiffs’ motion for class certification. Although the Third Circuit Court of Appeal agreed to hear an appeal of the trial court’s order granting class certification, the appeal was denied and the class certification was affirmed. As a result, the stay of the case in the trial court pending conclusion of the appellate proceedings has been lifted. We are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.  We maintain commercial insurance coverage for claims of this nature, subject to specified deductibles and limitations.

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

	Three months ended June 30, 2022
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$9,706,731	$2,561,553	$-	$12,268,284
Gross outpatient revenues	$6,206,039	$268,489	$-	$6,474,528
Total net revenues	$1,875,516	$1,433,920	$13,971	$3,323,407
Income/(loss) before allocation of corporate overhead and income taxes	$95,059	$249,958	$(135,287)	$209,730
Allocation of corporate overhead	$(63,213)	$(45,063)	$108,276	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$31,846	$204,895	$(27,011)	$209,730
Total assets as of June 30, 2022	$5,785,470	$7,251,966	$258,667	$13,296,103

	Six months ended June 30, 2022
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$19,945,962	$4,998,027	$-	$24,943,989
Gross outpatient revenues	$11,981,578	$525,602	$-	$12,507,180
Total net revenues	$3,787,832	$2,800,387	$28,144	$6,616,363
Income/(loss) before allocation of corporate overhead and income taxes	$243,739	$455,746	$(289,772)	$409,713
Allocation of corporate overhead	$(125,497)	$(90,064)	$215,561	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$118,242	$365,682	$(74,211)	$409,713
Total assets as of June 30, 2022	$5,785,470	$7,251,966	$258,667	$13,296,103

	Three months ended June 30, 2021
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$8,662,335	$2,527,776	$0	$11,190,111
Gross outpatient revenues	$5,357,888	$266,328	$0	$5,624,216
Total net revenues	$1,754,431	$1,431,497	$11,952	$3,197,880
Income/(loss) before allocation of corporate overhead and income taxes	$218,663	$324,577	$(116,442)	$426,798
Allocation of corporate overhead	$(58,227)	$(43,099)	$101,326	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$160,436	$281,478	$(15,116)	$426,798
Total assets as of June 30, 2021	$5,162,252	$7,159,426	$490,957	$12,812,635

	Six months ended June 30, 2021
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$17,781,519	$5,001,341	$0	$22,782,860
Gross outpatient revenues	$9,938,608	$513,092	$0	$10,451,700
Total net revenues	$3,448,973	$2,746,834	$15,060	$6,210,867
Income/(loss) before allocation of corporate overhead and income taxes	$391,781	$555,902	$(248,008)	$699,675
Allocation of corporate overhead	$(116,334)	$(86,049)	$202,383	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$275,447	$469,853	$(45,625)	$699,675
Total assets as of June 30, 2021	$5,162,252	$7,159,426	$490,957	$12,812,635
(a)

Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $173 million and $172 million for the three-month periods ended June 30, 2022 and 2021, respectively, and approximately $349 million and $337 million for the six-month periods ended June 30, 2022 and 2021, respectively.  Total assets at our U.K. behavioral health care facilities were approximately $1.220 billion and $1.369 billion as of June 30, 2022 and 2021, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Basic and Diluted:
Net income attributable to UHS	$164,062	$325,024	$317,975	$534,115
Less: Net income attributable to unvested restricted share grants	(164)	(661)	(413)	(1,213)
Net income attributable to UHS – basic and diluted	$163,898	$324,363	$317,562	$532,902

Weighted average number of common shares - basic	73,682	84,224	74,356	84,503
Net effect of dilutive stock options and grants based on the treasury stock method	753	1,400	882	1,207
Weighted average number of common shares and equivalents - diluted	74,435	85,624	75,238	85,710
Earnings per basic share attributable to UHS:	$2.22	$3.85	$4.27	$6.31
Earnings per diluted share attributable to UHS:	$2.20	$3.79	$4.22	$6.22

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 5.6 million for the three and six-months ended June 30, 2022.  The excluded weighted-average stock options totaled 4.2 million for the three months ended June 30, 2021 and 4.4 million for the six months ended June 30, 2021.  All classes of our common stock have the same dividend rights.

Stock-Based Compensation:

During the three-month periods ended June 30, 2022 and 2021, pre-tax compensation costs of $17.6 million and $15.5 million, respectively, was recognized related to outstanding stock options.  During the six-month periods ended June 30, 2022 and 2021, pre-tax compensation costs of $32.8 million and $30.2 million, respectively, was recognized related to outstanding stock options.  In addition, during the three-month periods ended June 30, 2022 and 2021, pre-tax compensation cost of approximately $4.7 million and $3.2 million, respectively, was recognized related to restricted stock awards, restricted stock units and performance based restricted stock units. During the six-month periods ended June 30, 2022 and 2021, pre-tax compensation cost of approximately $8.1 million and $6.1 million, respectively, was recognized related to restricted stock awards, restricted stock units and performance based restricted stock units. As of June 30, 2022 there was approximately $191.7 million of unrecognized compensation cost related to unvested options, restricted stock awards, restricted stock units and performance based restricted stock units which is expected to be recognized over the remaining weighted average vesting period of 3.0 years. There were 1,821,573 stock options granted during the first six months of 2022 with a weighted-average grant date fair value of $45.67 per option. There were an aggregate of 248,684 restricted units granted during the first six months of 2022, including 73,782 performance based restricted stock units, with a weighted-average grant date fair value of $142.97 per share.

The expense associated with stock-based compensation arrangements is a non-cash charge. In the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $41.6 million and $37.0 million during the six-month periods ended June 30, 2022 and 2021.

(9) Dispositions and acquisitions

Six-month period ended June 30, 2022:

Acquisitions:

During the first six months of 2022, we spent $12 million on the acquisition of businesses and property.

Divestitures:

During the first six months of 2022, we received $10 million from the sales of assets and businesses.

Six-month period ended June 30, 2021:

Acquisitions:

During the first six months of 2021, there were no acquisitions.

Divestitures:

During the first six months of 2021, we received $21 million from the sale of our equity interest in a business.

(10) Dividends

We declared and paid dividends of $14.7 million, or $.20 per share, during the second quarter of 2022 and $16.8 million, or $.20 per share, during the second quarter of 2021. We declared and paid dividends of $29.4 million, or $.40 per share during the six-month period ended June 30, 2022 and $33.8 million, or $.40 per share, during the six-month period ended June 30, 2021.   Included in the amounts above were dividend equivalents applicable to unvested restricted stock units which were accrued during 2022 and 2021 and will be, or were, paid upon vesting of the restricted stock unit.

(11) Income Taxes

Our effective income tax rates were 24.3% and 23.8% during the three-month periods ended June 30, 2022, and 2021, respectively, and 24.4% and 23.6% during the six-month periods ended June 30, 2022, and 2021, respectively.  The increase in the effective tax rates during the three and six-month periods ended June 30, 2022, as compared to the comparable periods of 2021, was primarily due to the decreases in net income attributable to noncontrolling interests during the three and six-month periods ended June 30, 2022, as compared to the comparable periods of 2021.

The global intangible low-taxed income (“GILTI”) provisions from the TCJA-17 require the inclusion of the earnings of certain foreign subsidiaries in excess of an acceptable rate of return on certain assets of the respective subsidiaries in our U.S. tax return for tax years beginning after December 31, 2017.  An accounting policy election was made during 2018 to treat taxes related to GILTI as a period cost when the tax is incurred. We recorded a GILTI tax provision of zero for the six months ended June 30, 2022 and 2021.

As of January 1, 2022, our unrecognized tax benefits were approximately $2 million. The amount, if recognized, that would favorably affect the effective tax rate is approximately $2 million. During the six months ended June 30, 2022, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of June 30, 2022, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for 2018 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months.  It is reasonably possible that the amount of uncertain tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

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

The following table disaggregates our revenue by major source for the three and six-month periods ended June 30, 2022 and 2021 (in thousands):

	For the three months ended June 30, 2022
	Acute Care		Behavioral Health		Other	Total
Medicare	$318,166	17%	$83,350	6%		$401,516	12%
Managed Medicare	306,585	16%	70,877	5%		377,462	11%
Medicaid	184,098	10%	183,911	13%		368,009	11%
Managed Medicaid	162,092	9%	364,171	25%		526,263	16%
Managed Care (HMO and PPOs)	627,475	33%	376,011	26%		1,003,486	30%
UK Revenue	0	0%	173,231	12%		173,231	5%
Other patient revenue and adjustments, net	74,123	4%	125,995	9%		200,118	6%
Other non-patient revenue	202,977	11%	56,374	4%	13,971	273,322	8%
Total Net Revenue	$1,875,516	100%	$1,433,920	100%	$13,971	3,323,407	100%

	For the six months ended June 30, 2022
	Acute Care		Behavioral Health		Other	Total
Medicare	$655,275	17%	$162,862	6%		$818,137	12%
Managed Medicare	638,833	17%	134,727	5%		773,560	12%
Medicaid	339,934	9%	359,314	13%		699,248	11%
Managed Medicaid	333,729	9%	698,336	25%		1,032,065	16%
Managed Care (HMO and PPOs)	1,266,370	33%	741,216	26%		2,007,586	30%
UK Revenue	0	0%	349,323	12%		349,323	5%
Other patient revenue and adjustments, net	166,233	4%	246,728	9%		412,961	6%
Other non-patient revenue	387,458	10%	107,881	4%	28,144	523,483	8%
Total Net Revenue	$3,787,832	100%	$2,800,387	100%	$28,144	$6,616,363	100%

	For the three months ended June 30, 2021
	Acute Care		Behavioral Health		Other	Total
Medicare	$308,211	18%	$92,727	6%		$400,938	13%
Managed Medicare	274,393	16%	61,532	4%		335,925	11%
Medicaid	169,705	10%	227,524	16%		397,229	12%
Managed Medicaid	161,261	9%	334,202	23%		495,463	15%
Managed Care (HMO and PPOs)	588,806	34%	372,146	26%		960,952	30%
UK Revenue	0	0%	172,220	12%		172,220	5%
Other patient revenue and adjustments, net	84,157	5%	128,944	9%		213,101	7%
Other non-patient revenue	167,898	10%	42,202	3%	11,952	222,052	7%
Total Net Revenue	$1,754,431	100%	$1,431,497	100%	$11,952	$3,197,880	100%

	For the six months ended June 30, 2021
	Acute Care		Behavioral Health		Other	Total
Medicare	$643,724	19%	$181,219	7%		$824,943	13%
Managed Medicare	549,953	16%	119,074	4%		669,027	11%
Medicaid	281,346	8%	380,664	14%		662,010	11%
Managed Medicaid	296,759	9%	668,960	24%		965,719	16%
Managed Care (HMO and PPOs)	1,187,616	34%	720,890	26%		1,908,506	31%
UK Revenue	0	0%	336,886	12%		336,886	5%
Other patient revenue and adjustments, net	178,407	5%	249,227	9%		427,634	7%
Other non-patient revenue	311,168	9%	89,914	3%	15,060	416,142	7%
Total Net Revenue	$3,448,973	100%	$2,746,834	100%	$15,060	$6,210,867	100%

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

Supplemental cash flow information related to leases for the six-month periods ended June 30, 2022 and 2021 are as follows (in thousands):

	Six months ended June 30,
	2022	2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$61,964	$59,818
Operating cash flows from finance leases	$2,000	$2,352
Financing cash flows from finance leases	$1,798	$1,589

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$27,930	$12,322
Finance leases	$1,066	$7,690

(14) Recent Accounting Standards

In November 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-10, “Government Assistance (Topic 832)” (“ASU 2021-10”). ASU 2021-10 provides guidance to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. ASU 2021-10 applies to all business entities that account for a transaction with a government by applying a grant or contribution accounting model by analogy to other accounting guidance (for example, a grant model within IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, or Subtopic 958-605, Not-For-Profit Entities—Revenue Recognition). ASU 2021-10 is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on our results of operations, cash flows or financial position.

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

As of June 30, 2022, we owned and/or operated 361 inpatient facilities and 41 outpatient and other facilities including the following located in 39 U.S states, Washington, D.C., the United Kingdom and Puerto Rico:

Acute care facilities located in the U.S.:

•	28 inpatient acute care hospitals;
•	20 free-standing emergency departments, and;
•	7 outpatient centers & 1 surgical hospital.

Behavioral health care facilities (333 inpatient facilities and 13 outpatient facilities):

Located in the U.S.:

•	185 inpatient behavioral health care facilities, and;
•	11 outpatient behavioral health care facilities.

Located in the U.K.:

•	145 inpatient behavioral health care facilities, and;
•	2 outpatient behavioral health care facilities.

Located in Puerto Rico:

•	3 inpatient behavioral health care facilities.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 56% and 55% during the three-month periods ended June 30, 2022 and 2021, respectively, and 57% and 56% during the six-month periods ended June 30, 2022 and 2021, respectively. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 43% and 45% of our consolidated net revenues during the three-month period ended June 30, 2022 and 2021, respectively, and 42% and 44% during the six-month periods ended June 30, 2022 and 2021, respectively.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $173 million and $172 million during the three-month periods ended June 30, 2022 and 2021, respectively, and $349 million and $337 million during the six-month periods ended June 30, 2022 and 2021, respectively.  Total assets at our U.K. behavioral health care facilities were approximately $1.220 billion as of June 30, 2022 and $1.351 billion as of December 31, 2021.

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

Forward-Looking Statements and Risk Factors

You should carefully review the information contained in this Quarterly Report and should particularly consider any risk factors that we set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. This Quarterly Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.  In evaluating those statements, you should specifically consider various factors, including the risks related to healthcare industry trends and those set forth herein in Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements and Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 and in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-

Forward Looking Statements and Risk Factors, as included herein. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

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

•

the impact of the COVID-19 pandemic, which began during the second half of March, 2020, has had a material effect on our operations and financial results since that time. The length and extent of the disruptions caused by the COVID‑19 pandemic are currently unknown; however, we expect such disruptions to continue during the remainder of 2022. Since the future volumes and severity of COVID-19 patients remain highly uncertain and subject to change, including potential increases in future COVID-19 patient volumes caused by new variants of the virus, as well as related pressures on staffing and wage rates, we are not able to fully quantify the impact that these factors will have on our future financial results.  However, developments related to the COVID-19 pandemic could continue to materially affect our financial performance during the remainder of 2022. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts on our financial condition and our results of operations as a result of its macroeconomic impact, and many of our known risks described in the Risk Factors sections of our Annual Report on Form 10-K for the year ended December 31, 2021;

•

the nationwide shortage of nurses and other clinical staff and support personnel has been a significant operating issue facing us and other healthcare providers. Like others in the healthcare industry, we continue to experience a shortage of nurses and other clinical staff and support personnel at our acute care and behavioral health care hospitals in many geographic areas. In some areas, the labor scarcity is putting a strain on our resources and staff, which has required us to utilize higher‑cost temporary labor and pay premiums above standard compensation for essential workers. This staffing shortage has required us to hire expensive temporary personnel and/or enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel. At certain facilities, particularly within our behavioral health care segment, we have been unable to fill all vacant positions and, consequently, have been required to limit patient volumes. These factors, which had a material unfavorable impact on our results of operations during the first six months of 2022, are expected to have an unfavorable material impact on our results of operations during the remainder of 2022;

•

the Centers for Medicare and Medicaid Services (“CMS”) issued an Interim Final Rule (“IFR”) effective November 5, 2021 mandating COVID-19 vaccinations for all applicable staff at all Medicare and Medicaid certified facilities. Under the IFR, facilities covered by this regulation must establish a policy ensuring all eligible staff have received the COVID-19 vaccine prior to providing any care, treatment, or other services. All eligible staff must have received the necessary shots to be fully vaccinated. The regulation also provides for exemptions based on recognized medical conditions or religious beliefs, observances, or practices. Under the IFR, facilities must develop a similar process or plan for permitting exemptions in alignment with federal law. If facilities fail to comply with the IFR by the deadlines established, they are subject to potential termination from the Medicare and Medicaid program for non-compliance.  We cannot predict at this time the potential viability or impact of any additional vaccination requirements. Implementation of these rules could have an impact on staffing at our facilities for those employees that are not vaccinated in accordance with IFR requirements, and associated loss of revenues and increased costs resulting from staffing issues could have a material adverse effect on our financial results;

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

Recent Accounting Standards: For a summary of accounting standards, please see Note 14 to the Condensed Consolidated Financial Statements, as included herein.

Results of Operations

COVID-19 and Clinical Staffing Shortage:

The impact of the COVID-19 pandemic, which began during the second half of March, 2020, has had a material effect on our operations and financial results since that time. The length and extent of the disruptions caused by the COVID‑19 pandemic are currently unknown; however, we expect such disruptions to continue during the remainder of 2022. Since the future volumes and severity of COVID-19 patients remain highly uncertain and subject to change, including potential increases in future COVID-19 patient volumes caused by new variants of the virus, as well as related pressures on staffing and wage rates, we are not able to fully quantify the impact that these factors will have on our future financial results.  However, developments related to the COVID-19 pandemic could continue to materially affect our financial performance during the remainder of 2022.

The nationwide shortage of nurses and other clinical staff and support personnel has been a significant operating issue facing us and other healthcare providers. Like others in the healthcare industry, we continue to experience a shortage of nurses and other clinical staff and support personnel at our acute care and behavioral health care hospitals in many geographic areas. In some areas, the labor scarcity is putting a strain on our resources and staff, which has required us to utilize higher‑cost temporary labor and pay premiums above standard compensation for essential workers. This staffing shortage has required us to hire expensive temporary personnel and/or enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel. At certain facilities, particularly within our behavioral health care segment, we have been unable to fill all vacant positions and, consequently, have been required to limit patient volumes. These factors, which had a material unfavorable impact on our results of operations during the first six months of 2022, are expected to have an unfavorable material impact on our results of operations during the remainder of 2022.

Financial results for the three-month periods ended June 30, 2022 and 2021:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended June 30, 2022 and 2021 (dollar amounts in thousands):

	Three months ended June 30, 2022		Three months ended June 30, 2021
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$3,323,407	100.0%	$3,197,880	100.0%
Operating charges:
Salaries, wages and benefits	1,691,472	50.9%	1,487,935	46.5%
Other operating expenses	867,885	26.1%	769,810	24.1%
Supplies expense	354,993	10.7%	338,033	10.6%
Depreciation and amortization	143,850	4.3%	133,985	4.2%
Lease and rental expense	31,773	1.0%	29,149	0.9%
Subtotal-operating expenses	3,089,973	93.0%	2,758,912	86.3%
Income from operations	233,434	7.0%	438,968	13.7%
Interest expense, net	25,676	0.8%	21,299	0.7%
Other (income) expense, net	(1,972)	(0.1)%	(9,129)	(0.3)%
Income before income taxes	209,730	6.3%	426,798	13.3%
Provision for income taxes	50,949	1.5%	101,522	3.2%
Net income	158,781	4.8%	325,276	10.2%
Less: Income (loss) attributable to noncontrolling interests	(5,281)	(0.2)%	252	0.0%
Net income attributable to UHS	$164,062	4.9%	$325,024	10.2%

Net revenues increased by 3.9%, or $126 million, to $3.32 billion during the three-month period ended June 30, 2022 as compared to $3.20 billion during the second quarter of 2021. The net increase was primarily attributable to: (i) a $63 million or 2.0% increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods (which we refer to as “same facility”), and; (ii) $63 million of other combined net increases.

Income before income taxes (before income attributable to noncontrolling interests) decreased by $217 million to $210 million during the three-month period ended June 30, 2022 as compared to $427 million during the second quarter of 2021. The $217 million net decrease was due to:

•	a decrease of $124 million at our acute care facilities, as discussed below in Acute Care Hospital Services;
•	a decrease of $75 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, and;
•	$18 million of other combined net decreases.

Net income attributable to UHS decreased by $161 million to $164 million during the three-month period ended June 30, 2022 as compared to $325 million during the second quarter of 2021. This decrease was attributable to:

•	a $217 million decrease in income before income taxes, as discussed above;
•	an increase of $5 million due to a decrease in income (loss) attributable to noncontrolling interests, and;
•	an increase of $51 million resulting from a decrease in the provision for income taxes due primarily to the income tax benefit recorded in connection with the $212 million decrease in pre-tax income.

Financial results for the six-month periods ended June 30, 2022 and 2021:

The following table summarizes our results of operations and is used in the discussion below for the six-month periods ended June 30, 2022 and 2021 (dollar amounts in thousands):

	Six months ended June 30, 2022		Six months ended June 30, 2021
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$6,616,363	100.0%	$6,210,867	100.0%
Operating charges:
Salaries, wages and benefits	3,383,742	51.1%	2,985,708	48.1%
Other operating expenses	1,688,819	25.5%	1,479,518	23.8%
Supplies expense	726,066	11.0%	685,143	11.0%
Depreciation and amortization	287,634	4.3%	265,388	4.3%
Lease and rental expense	63,811	1.0%	60,473	1.0%
Subtotal-operating expenses	6,150,072	93.0%	5,476,230	88.2%
Income from operations	466,291	7.0%	734,637	11.8%
Interest expense, net	47,349	0.7%	43,256	0.7%
Other (income) expense, net	9,229	0.1%	(8,294)	(0.1)%
Income before income taxes	409,713	6.2%	699,675	11.3%
Provision for income taxes	99,911	1.5%	165,329	2.7%
Net income	309,802	4.7%	534,346	8.6%
Less: Income attributable to noncontrolling interests	(8,173)	(0.1)%	231	0.0%
Net income attributable to UHS	$317,975	4.8%	$534,115	8.6%
Net revenues increased by 6.5%, or $405 million, to $6.62 billion during the three-month period ended June 30, 2022 as compared to $6.21 billion during the second quarter of 2021. The net increase was primarily attributable to: (i) a $275 million or 4.5% increase in net revenues generated from our acute care hospital services and behavioral health services, on a same facility basis, and; (ii) $130 million of other combined net increases.

Income before income taxes (before income attributable to noncontrolling interests) decreased by $290 million to $410 million during the six-month period ended June 30, 2022, as compared to $700 million during the comparable period of 2021. The $290 million net decrease was due to:

•	a decrease of $148 million at our acute care facilities, as discussed below in Acute Care Hospital Services;
•	a decrease of $100 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, and;
•	$42 million of other combined net decreases.

Net income attributable to UHS decreased by $216 million to $318 million during the six-month period ended June 30, 2022 as compared to $534 million during the first six months of 2021. This decrease was attributable to:

•	a $290 million decrease in income before income taxes, as discussed above;
•	an increase of $8 million due to a decrease in income (loss) attributable to noncontrolling interests, and;
•	an increase of $66 million resulting from a decrease in the provision for income taxes due primarily to the income tax benefit recorded in connection with the $282 million decrease in pre-tax income.

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

As a result of unfavorable trends experienced during 2022 and 2021, our results of operations during the three and six-month periods ended June 30, 2022 and 2021 included increases to our reserves for self-insured professional and general liability claims amounting to approximately $16 million and $36 million, respectively.

During the three and six-month periods ended June 30, 2022, approximately $10 million of the increase to our reserves for self-insured professional and general liability claims is included in our same facility basis acute care hospitals services’ results, and approximately $6 million is included in our behavioral health services’ results. During the three and six-month periods ended June 30, 2021, approximately $27 million of the increase to our reserves for self-insured professional and general liability claims is included in our same facility basis acute care hospitals services’ results, and approximately $9 million is included in our behavioral health services’ results.

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

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussion below for the three and six-month periods ended June 30, 2022 and 2021 (dollar amounts in thousands):

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,770,546	100.0%	$1,713,896	100.0%	$3,605,325	100.0%	$3,385,732	100.0%
Operating charges:
Salaries, wages and benefits	792,922	44.8%	691,019	40.3%	1,613,132	44.7%	1,397,830	41.3%
Other operating expenses	469,108	26.5%	412,111	24.0%	906,585	25.1%	805,318	23.8%
Supplies expense	290,067	16.4%	289,111	16.9%	603,204	16.7%	585,589	17.3%
Depreciation and amortization	87,636	4.9%	82,959	4.8%	180,575	5.0%	164,143	4.8%
Lease and rental expense	17,351	1.0%	18,046	1.1%	35,066	1.0%	38,158	1.1%
Subtotal-operating expenses	1,657,084	93.6%	1,493,246	87.1%	3,338,562	92.6%	2,991,038	88.3%
Income from operations	113,462	6.4%	220,650	12.9%	266,763	7.4%	394,694	11.7%
Interest expense, net	478	0.0%	248	0.0%	1,116	0.0%	494	0.0%
Other (income) expense, net	221	0.0%	-	—	422	0.0%	0	—
Income before income taxes	$112,763	6.4%	$220,402	12.9%	$265,225	7.4%	$394,200	11.6%

Three-month periods ended June 30, 2022 and 2021:

During the three-month period ended June 30, 2022, as compared to the comparable prior year quarter, net revenues from our acute care hospital services, on a same facility basis, increased by $57 million or 3.3%.  Income before income taxes (and before income attributable to noncontrolling interests) decreased by $108 million, or 49%, amounting to $113 million, or 6.4% of net revenues during the second quarter of 2022 as compared to $220 million, or 12.9% of net revenues during the second quarter of 2021.

During the three-month period ended June 30, 2022, net revenue per adjusted admission increased by 2.5% while net revenue per adjusted patient day remained unchanged, as compared to the comparable quarter of 2021. During the three-month period ended June 30, 2022, as compared to the comparable prior year quarter, inpatient admissions to our acute care hospitals decreased by 0.9% while adjusted admissions (adjusted for outpatient activity) decreased by 0.7%. Patient days at these facilities increased by 1.7% and adjusted patient days increased by 1.8% during the three-month period ended June 30, 2022 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.9 days and 4.8 days during the three-month periods ended June 30, 2022 and 2021, respectively. The occupancy rate, based on the average available beds at these facilities, was 62% during the three-month period ended June 30, 2022 as compared to 63% during the comparable quarter in the prior year.

Our acute care hospitals experienced a significant decline in COVID-related patients during the second quarter of 2022, as compared to the first quarter of 2022. The decrease in COVID-related patient volumes during the second quarter of 2022 was not offset by an equivalent increase in non-COVID-related patients resulting in significant shortfalls in revenues and earnings as compared to our original expectations for the quarter. Although the decreased patient volumes at our acute care hospitals have relieved some of the staffing shortages and related cost escalations previously experienced at those facilities (as discussed above in COVID-19 and Clinical Staffing Shortage), recovery from the effects of the labor pressures has been occurring at a somewhat slower pace than expected.

Six-month periods ended June 30, 2022 and 2021:

During the six-month period ended June 30, 2022, as compared to the comparable prior year period, net revenues from our acute care hospital services, on a same facility basis increased by $220 million or 6.5%.  Income before income taxes (and before income attributable to noncontrolling interests) decreased by $129 million, or 33%, amounting to $265 million, or 7.4% of net revenues during the first six months of 2022 as compared to $394 million, or 11.6% of net revenues during the comparable period of 2021.

During the six-month period ended June 30, 2022, net revenue per adjusted admission increased by 2.9% while net revenue per adjusted patient day increased by 1.6%, as compared to the comparable period of 2021. During the six-month period ended June 30, 2022, as compared to the comparable period of 2021, inpatient admissions to our acute care hospitals increased by 0.9% and adjusted admissions (adjusted for outpatient activity) increased by 2.4%. Patient days at these facilities increased by 2.1% and adjusted patient days increased by 3.6% during the six-month period ended June 30, 2022 as compared to the comparable period of 2021. The average length of inpatient stay at these facilities was 5.1 days during each of the six-month periods ended June 30, 2022 and 2021. The occupancy rate, based on the average available beds at these facilities, was 65% during the six-month period ended June 30, 2022 as compared to 66% during the comparable period of 2021.

All Acute Care Hospitals

The following table summarizes the results of operations for all our acute care operations during the three and six-month periods ended June 30, 2022 and 2021. These amounts include: (i) our acute care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including, if applicable, the results of recently acquired/opened ancillary facilities and businesses. Dollar amounts below are reflected in thousands.

	Three months ended June 30, 2022		Three months ended June 30, 2021		Six months ended June 30, 2022		Six months ended June 30, 2021
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,875,516	100.0%	$1,754,431	100.0%	$3,787,832	100.0%	$3,448,973	100.0%
Operating charges:
Salaries, wages and benefits	829,040	44.2%	691,880	39.4%	1,672,946	44.2%	1,399,098	40.6%
Other operating expenses	532,504	28.4%	453,063	25.8%	1,014,582	26.8%	869,070	25.2%
Supplies expense	302,728	16.1%	289,225	16.5%	624,155	16.5%	585,704	17.0%
Depreciation and amortization	95,004	5.1%	83,306	4.7%	189,538	5.0%	164,668	4.8%
Lease and rental expense	20,482	1.1%	18,046	1.0%	41,334	1.1%	38,158	1.1%
Subtotal-operating expenses	1,779,758	94.9%	1,535,520	87.5%	3,542,555	93.5%	3,056,698	88.6%
Income from operations	95,758	5.1%	218,911	12.5%	245,277	6.5%	392,275	11.4%
Interest expense, net	478	0.0%	248	0.0%	1,116	0.0%	494	0.0%
Other (income) expense, net	221	0.0%	-	—	422	0.0%	0	—
Income before income taxes	$95,059	5.1%	$218,663	12.5%	$243,739	6.4%	$391,781	11.4%

Three-month periods ended June 30, 2022 and 2021:

During the three-month period ended June 30, 2022, as compared to the comparable prior year quarter, net revenues from our acute care hospital services increased by $121 million, or 6.9%, due to: (i) the $57 million, or 3.3% increase in same facility revenues, as discussed above, and; (ii) $64 million of other combined increases due to facilities and businesses acquired during the past year, the revenues generated at a newly constructed, 170-bed acute care hospital located in Reno, Nevada, that opened in early April, 2022 and an increase in provider tax assessments.

Income before income taxes decreased by $124 million, or 57%, to $95 million, or 5.1% of net revenues during the second quarter of 2022, as compared to $219 million, or 12.5% of net revenues during the second quarter of 2021. The $124 million decrease in income before income taxes from our acute care hospital services resulted from the $108 million, or 49% decrease in income before income taxes at our hospitals, on a same facility basis, as discussed above, and $16 million of other combined net decreases related primarily to the start-up losses incurred at the newly constructed hospital located in Reno, Nevada, that opened in early, April, 2022.

Six-month periods ended June 30, 2022 and 2021:

During the six-month period ended June 30, 2022, as compared to the comparable prior year period, net revenues from our acute care hospital services increased by $339 million, or 9.8%, due to: (i) the $220 million, or 6.5% increase in same facility revenues, as discussed above, and; (ii) $119 million of other combined increases due to facilities and businesses acquired during the past year, the revenues generated at the newly constructed and recently opened hospital located in Reno, Nevada, and an increase in provider tax assessments.

Income before income taxes decreased by $148 million, or 38%, to $244 million, or 6.4% of net revenues during the first six months of 2022, as compared to $392 million, or 11.4% of net revenues during the first six months of 2021. The $148 million decrease in income before income taxes from our acute care hospital services resulted from the $129 million, or 33% decrease in income before income taxes at our hospitals, on a same facility basis, as discussed above, and $19 million of other combined net decreases related primarily to the start-up losses incurred at the recently opened hospital located in Reno, Nevada.

Charity Care and Uninsured Discounts:

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three and six-month periods ended June 30, 2022 and 2021:

Uncompensated care:

Amounts in millions	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2022	%	2021	%	2022	%	2021	%
Charity care	$205	33%	$179	34%	$420	38%	$346	36%
Uninsured discounts	419	67%	350	66%	674	62%	609	64%
Total uncompensated care	$624	100%	$529	100%	$1,094	100%	$955	100%

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Amounts in millions	2022	2021	2022	2021
Estimated cost of providing charity care	$22	$19	$45	$37
Estimated cost of providing uninsured discounts related care	46	38	73	66
Estimated cost of providing uncompensated care	$68	$57	$118	$103

Behavioral Health Services

We believe that providing our results on a Same Facility basis, which includes the operating results for facilities and businesses operated in both the current year and prior year periods, is helpful to our investors as a measure of our operating performance. Our Same Facility results also neutralize (if applicable) the effect of items that are non-operational in nature including items such as, but not limited to, gains/losses on sales of assets and businesses, impacts of settlements, legal judgments and lawsuits, impairments of long-lived and intangible assets and other amounts that may be reflected in the current or prior year financial statements that relate to prior periods.

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

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the three and six-month periods ended June 30, 2022 and 2021 (dollar amounts in thousands):

Same Facility—Behavioral Health

	Three months ended June 30, 2022		Three months ended June 30, 2021		Six months ended June 30, 2022		Six months ended June 30, 2021
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,410,799	100.0%	$1,404,142	100.0%	$2,745,331	100.0%	$2,690,119	100.0%
Operating charges:
Salaries, wages and benefits	768,174	54.4%	709,170	50.5%	1,513,980	55.1%	1,407,398	52.3%
Other operating expenses	274,237	19.4%	263,135	18.7%	539,928	19.7%	507,500	18.9%
Supplies expense	52,343	3.7%	49,278	3.5%	101,939	3.7%	99,791	3.7%
Depreciation and amortization	45,154	3.2%	46,323	3.3%	89,885	3.3%	91,413	3.4%
Lease and rental expense	10,685	0.8%	9,736	0.7%	21,409	0.8%	20,987	0.8%
Subtotal-operating expenses	1,150,593	81.6%	1,077,642	76.7%	2,267,141	82.6%	2,127,089	79.1%
Income from operations	260,206	18.4%	326,500	23.3%	478,190	17.4%	563,030	20.9%
Interest expense, net	1,141	0.1%	989	0.1%	1,606	0.1%	1,327	0.0%
Other (income) expense, net	(643)	(0.0)%	(5)	(0.0)%	(758)	(0.0)%	408	0.0%
Income before income taxes	$259,708	18.4%	$325,516	23.2%	$477,342	17.4%	$561,295	20.9%

Three-month periods ended June 30, 2022 and 2021:

During the three-month period ended June 30, 2022, as compared to the comparable prior year quarter, net revenues from our behavioral health services, on a same facility basis, increased by $7 million or 0.5%.  Income before income taxes (and before income attributable to noncontrolling interests) decreased by $66 million, or 20%, amounting to $260 million or 18.4% of net revenues during the second quarter of 2022 as compared to $326 million or 23.2% of net revenues during the second quarter of 2021.

During the three-month period ended June 30, 2022, net revenue per adjusted admission increased by 2.6% while net revenue per adjusted patient day increased by 1.8%, as compared to the comparable quarter of 2021. During the three-month period ended June 30, 2022, as compared to the comparable prior year quarter, inpatient admissions and adjusted admissions to our behavioral health care hospitals each decreased by 0.1%. Patient days and adjusted patient days at these facilities each increased by 0.7% during the three-month period ended June 30, 2022 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 13.6 days and 13.4 days during the three-month periods ended June 30, 2022 and 2021, respectively. The occupancy rate, based on the average available beds at these facilities, was 72% during each of the three-month periods ended June 30, 2022 and 2021.

Six-month periods ended June 30, 2022 and 2021:

During the six-month period ended June 30, 2022, as compared to the comparable prior year period, net revenues from our behavioral health services, on a same facility basis, increased by $55 million or 2.1%.  Income before income taxes (and before income attributable to noncontrolling interests) decreased by $84 million, or 15%, amounting to $477 million or 17.4% of net revenues during the first six months of 2022 as compared to $561 million or 20.9% of net revenues during the first six months of 2021.

During the six-month period ended June 30, 2022, net revenue per adjusted admission increased by 4.2% while net revenue per adjusted patient day increased by 3.4%, as compared to the comparable period of 2021. During the six-month period ended June 30, 2022, as compared to the comparable prior year period, inpatient admissions to our behavioral health care hospitals decreased by 1.2% and adjusted admissions decreased by 1.0%. Patient days at these facilities decreased by 0.5% and adjusted patient days decreased by 0.3% during the six-month period ended June 30, 2022 as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 13.5 days and 13.4 days during the six-month periods ended June 30, 2022 and 2021, respectively. The occupancy rate, based on the average available beds at these facilities, was 71% and 72% during the six-month periods ended June 30, 2022 and 2021, respectively.

As discussed above in COVID-19 and Clinical Staffing Shortage, the nationwide shortage of nurses and other clinical staff and support personnel has been a significant operating issue facing us and other healthcare providers. At certain of our behavioral health care facilities, we have been unable to fill all vacant positions and, consequently, have been required to limit patient volumes which had a material unfavorable impact on our results of operations during the first six months of 2022. Conditions related to the COVID-19 pandemic and its unfavorable impact on our staffing and related impact on our behavioral health care patient volumes could continue to materially affect our financial performance during the remainder of 2022.

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care services during the three and six-month periods ended June 30, 2022 and 2021. These amounts include: (i) our behavioral health care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the results of facilities acquired or opened during the past year (if applicable) as well as the results of certain facilities that were closed or restructured during the past year. Dollar amounts below are reflected in thousands.

	Three months ended June 30, 2022		Three months ended June 30, 2021		Six months ended June 30, 2022		Six months ended June 30, 2021
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,433,920	100.0%	$1,431,497	100.0%	$2,800,387	100.0%	$2,746,834	100.0%
Operating charges:
Salaries, wages and benefits	773,966	54.0%	713,623	49.9%	1,527,852	54.6%	1,417,598	51.6%
Other operating expenses	299,782	20.9%	285,689	20.0%	598,249	21.4%	554,986	20.2%
Supplies expense	52,655	3.7%	49,552	3.5%	102,832	3.7%	100,561	3.7%
Depreciation and amortization	45,863	3.2%	47,183	3.3%	91,942	3.3%	93,665	3.4%
Lease and rental expense	10,973	0.8%	9,685	0.7%	21,793	0.8%	21,368	0.8%
Subtotal-operating expenses	1,183,239	82.5%	1,105,732	77.2%	2,342,668	83.7%	2,188,178	79.7%
Income from operations	250,681	17.5%	325,765	22.8%	457,719	16.3%	558,656	20.3%
Interest expense, net	1,366	0.1%	1,193	0.1%	2,731	0.1%	2,346	0.1%
Other (income) expense, net	(643)	(0.0)%	(5)	(0.0)%	(758)	(0.0)%	408	0.0%
Income before income taxes	$249,958	17.4%	$324,577	22.7%	$455,746	16.3%	$555,902	20.2%

Three-month periods ended June 30, 2022 and 2021:

During the three-month period ended June 30, 2022, as compared to the comparable prior year quarter, net revenues generated from our behavioral health services increased by $2 million, or 0.2%.

Income before income taxes decreased by $75 million, or 23.0%, to $250 million or 17.4% of net revenues during the second quarter of 2022, as compared to $325 million or 22.7% of net revenues during the second quarter of 2021. The decrease in income before income taxes at our behavioral health facilities during the second quarter of 2022, as compared to the second quarter of 2021, was primarily attributable to the $66 million, or 20% decrease in income before income taxes experienced at our behavioral health facilities on a same facility basis, as discussed above, as well as $9 million of other combined net decreases consisting primarily of the startup losses incurred at various facilities opened during the past year.

Six-month periods ended June 30, 2022 and 2021:

During the six-month period ended June 30, 2022, as compared to the comparable prior year period, net revenues generated from our behavioral health services increased by $54 million, or 1.9% due primarily to the above-mentioned $55 million, or 2.1% increase in net revenues on a same facility basis.

Income before income taxes decreased by $100 million, or 18.0%, to $456 million or 16.3% of net revenues during the first six months of 2022, as compared to $556 million or 20.2% of net revenues during the first six months of 2021. The decrease in income before income taxes at our behavioral health facilities during the first six months of 2022, as compared to the compared period of 2021, was primarily attributable to the $84 million, or 15% decrease in income before income taxes experienced at our behavioral health facilities on a same facility basis, as discussed above, as well as $16 million of other combined net decreases consisting primarily of the startup losses incurred at various facilities opened during the past year.

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

On December 14, 2018, a Texas Federal District Court deemed the Legislation to be unconstitutional in its entirety. The Court concluded that the Individual Mandate is no longer permissible under Congress’s taxing power as a result of the Tax Cut and Jobs Act of 2017 (“TCJA”) reducing the individual mandate’s tax to $0 (i.e., it no longer produces revenue, which is an essential feature of a tax), rendering the Legislation unconstitutional.  The Court also held that because the individual mandate is “essential” to the Legislation and is inseverable from the rest of the law, the entire Legislation is unconstitutional. That ruling was ultimately appealed to the United States Supreme Court, which decided in California v. Texas that the plaintiffs in the matter lacked standing to bring their constitutionality claims.  The Court did not reach the plaintiffs’ merits arguments, which specifically challenged the constitutionality of the Legislation’s individual mandate and the entirety of the Legislation itself. As a result, the Legislation will continue to be law, and HHS and its respective agencies will continue to enforce regulations implementing the law.

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

In August, 2022, CMS published its IPPS 2023 final payment rule which provides for a 4.1% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments, and adjustments mandated by the Legislation are considered, without consideration for the required Medicare DSH payments changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments is approximately 4.6.%. Including DSH payments, an increase to the Medicare Outlier threshold and certain other adjustments, we estimate our overall increase from the final IPPS 2023 rule (covering the period of October 1, 2022 through September 30, 2023) will approximate 4.4%. This projected impact from the IPPS 2023 final rule includes an increase of approximately 0.5% to partially restore cuts made as a result of the American Taxpayer Relief Act of 2012 (“ATRA”), as required by the 21st Century Cures Act, but excludes the impact of the sequestration reductions related to the 2011 Act, Bipartisan Budget Act of 2015, and Bipartisan Budget Act of 2018, as discussed below.

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

The 2011 Act included the imposition of annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Committee, which was responsible for developing recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year.  Recent legislation suspended payment reductions through December 31, 2021, in exchange for extended cuts through 2030. In December, 2021, the suspended 2% payment reduction was extended until June 30, 2022 and partially suspended at a 1% payment reduction for an additional three-month period that ends on June 30, 2022.

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

In July, 2022, CMS published its Psych PPS final rule for the federal fiscal year 2023. Under this final rule, payments to our behavioral health care hospitals and units are estimated to increase by 3.8% compared to federal fiscal year 2022. This amount includes the effect of the 4.1% net market basket update which reflects the offset of a 0.3% productivity adjustment.

In July, 2021, CMS published its Psych PPS final rule for the federal fiscal year 2022. Under this final rule, payments to our psychiatric hospitals and units are estimated to increase by 2.2% compared to federal fiscal year 2021. This amount includes the effect of the 2.0% net market basket update which reflects the offset of a 0.7% productivity adjustment.

CMS’s calendar year 2018 final OPPS rule, issued on November 13, 2017, substantially reduced Medicare Part B reimbursement for 340B Program drugs paid to hospitals. Beginning January 1, 2018, CMS reimbursement for certain separately payable drugs or biologicals that are acquired through the 340B Program by a hospital paid under the OPPS (and not excepted from the payment adjustment policy) is the average sales price of the drug or biological minus 22.5 percent, an effective reduction of 26.89% in payments for 340B program drugs. In December, 2018, the U.S. District Court for the District of Columbia ruled that HHS did not have statutory authority to implement the 2018 Medicare OPPS rate reduction related to hospitals that qualify for drug discounts under the federal 340B Program and granted a permanent injunction against the payment reduction. On July 31, 2020, the U.S. Court of Appeals for the D.C. Circuit reversed the District Court and held that HHS’s decision to lower drug reimbursement rates for 340B hospitals rests on a reasonable interpretation of the Medicare statute. As a result, we recognized $8 million of revenues during 2020 that were previously reserved in a prior year. These payment reductions were challenged before the U.S. Supreme Court, which held in American Hospital Association v. Becerra that because HHS did not conduct a survey of hospitals’ acquisition costs in 2018 and 2019, its decision to vary reimbursement rates only for 340B hospitals in those years was unlawful.  The matter has been remanded for further consideration, and so the final result of such lawsuit cannot be fully predicted at this time.

In July, 2022, CMS issued its OPPS proposed rule for 2023. The hospital market basket increase is 3.1% and the productivity adjustment reduction is -0.4% for a net market basket increase of 2.7%. Notably, the CMS proposed rule did not reflect the American Hospital Association v. Becerra Supreme Court decision. Given the timing of that decision, CMS was unable to adjust the proposed payment rates and budget neutrality calculations before issuing this proposed rule. For calendar year 2023, CMS had formally proposed a payment rate of average sales price minus 22.5% for drugs and biologicals acquired through the 340B Program, consistent with prior CMS policy. However, CMS indicated it anticipates applying a rate of average sale price plus 6% to such drugs and biologicals in the final rule for calendar year 2023, in light of the Supreme Court’s recent decision. CMS is still evaluating how to apply the Supreme Court’s recent decision related to prior calendar years (i.e. 2018 to 2022). CMS provided an impact file for its anticipated 340B payment policy option as addenda to the proposed rule. When other statutorily required adjustments and hospital patient service mix are considered as well as impact of the aforementioned 340B Program policy change, we estimate that our overall Medicare OPPS update for 2022 will aggregate to a net decrease of -0.6% which includes a -3.9% decrease to behavioral health division partial hospitalization rates.

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

On December 21, 2017, CMS approved the 1115 Waiver for the period January 1, 2018 to September 30, 2022. The Waiver continued to include UC and DSRIP payment pools with modifications and new state specific reporting deadlines that if not met by THHSC will result in material decreases in the size of the UC and DSRIP pools.  For UC during the initial two years of this renewal, the UC program will remain relatively the same in size and allocation methodology.  For year three of this waiver renewal, the federal fiscal year (“FFY”) 2020, and through FFY 2022, the size and distribution of the UC pool will be determined based on charity care costs reported to HHSC in accordance with Medicare cost report Worksheet S-10 principles.  In September 2019, CMS approved the annual UC pool size in the amount of $3.9 billion for demonstration years (“DYs”) 9, 10 and 11 (October 1, 2019 to September 30, 2022). In June 2022, HHSC announced that CMS approved the UC Pool size for Demonstration Years 12 through 16 (October 1, 2022 to September 30, 2027) for the current 1115 Waiver which will be $4.51 billion per year.  The UC pool will be resized again in 2027 for DYs 17 through 19 (October 1, 2027 to September 30, 2030).  On April 16, 2021, CMS rescinded its January 15, 2021, 1115 Waiver ten year expedited renewal approval that was effective through September 30, 2030. In July, 2021, HHSC submitted another 1115 Waiver renewal application to CMS which reflects the same terms and conditions agreed to by CMS on January 15, 2021, in order to receive an extension beyond September 30, 2022. On April 22, 2022, CMS withdrew its rescission of the 1115 Waiver and now considers the 1115 Waiver approved as extended and governed by the special terms and conditions that CMS approved on January 15, 2021.

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

On March 26, 2021, HHSC published a final rule that will apply to program periods on or after September 1, 2021, and UHRIP will be re-named the Comprehensive Hospital Increase Reimbursement Program (“CHIRP”). CHIRP will be comprised of a UHRIP component and an Average Commercial Incentive Award component. HHSC has a pool size of $4.7 billion.  On March 25, 2022, CMS approved the CHIRP program retroactive to September 1, 2021.  Actual impact is expected to become known during the second quarter of 2022 upon finalization of CHIRP program details including the collection of the necessary inter-governmental transfers by the state used to finance the non-federal share of the 2023 CHIRP payments as well as interaction with other state payment programs. As a result of CMS’ approval of CHIRP, our results of operations for the six-month period ended June 30, 2022 include approximately $12 million of estimated CHIRP revenues (which were recorded during the first quarter of 2022, net of associated provider taxes) attributable to the period September 1, 2021 through December 31, 2021. Our results of operations for the three and six-month periods ended June 30, 2022 included incremental CHIRP related revenue of approximately $22 million for the period retroactive to September 1, 2021.

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

Texas Delivery System Reform Incentive Payments:

In addition, the Texas Medicaid Section 1115 Waiver included a DSRIP pool to incentivize hospitals and other providers to transform their service delivery practices to improve quality, health status, patient experience, coordination, and cost-effectiveness. DSRIP pool payments are incentive payments to hospitals and other providers that develop programs or strategies to enhance access to health care, increase the quality of care, the cost-effectiveness of care provided and the health of the patients and families served. In FFY 2022, DSRIP funding under the waiver is eliminated except for certain carryover DSRIP projects. In connection with this DSRIP program, our results of operations included revenues of approximately $18 million during the three and six-month periods ended June 30, 2022 and $30 million during the three and six-month period ended June 30, 2021.

Summary of Amounts Related To The Above-Mentioned Various State Medicaid Supplemental Payment Programs:

The following table summarizes the revenues, Provider Taxes and net benefit related to each of the above-mentioned Medicaid supplemental programs for the three and six-month periods ended June 30, 2022 and 2021. The Provider Taxes are recorded in other operating expenses on the Condensed Consolidated Statements of Income as included herein.

	(amounts in millions)
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Texas UC/UPL:
Revenues	$60	$41	$126	$67
Provider Taxes	(17)	(13)	(46)	(19)
Net benefit	$43	$28	$80	$48

Texas DSRIP:
Revenues	$27	$44	$27	$44
Provider Taxes	(9)	(14)	(9)	(14)
Net benefit	$18	$30	$18	$30

Various other state programs:
Revenues	$113	$149	$217	$234
Provider Taxes	(36)	(35)	(78)	(75)
Net benefit	$77	$114	$139	$159

Total all Provider Tax programs:
Revenues	$200	$234	$370	$345
Provider Taxes	(62)	(62)	(133)	(108)
Net benefit	$138	$172	$237	$237

We estimate that our aggregate net benefit from the Texas and various other state Medicaid supplemental payment programs will approximate $452 million (net of Provider Taxes of $266 million) during the year ending December 31, 2022. These amounts are based upon various terms and conditions that are out of our control including, but not limited to, the states’/CMS’s continued approval of the programs and the applicable hospital district or county making IGTs consistent with 2021 levels.

Future changes to these terms and conditions could materially reduce our net benefit derived from the programs which could have a material adverse impact on our future consolidated results of operations. In addition, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our future consolidated results of operations. As described below in 2019 Novel Coronavirus Disease Medicare and Medicaid Payment Related Legislation, a 6.2% increase to the Medicaid Federal Matching Assistance Percentage (“FMAP”) is included in the Families First Coronavirus Response Act. The impact of the enhanced FMAP Medicaid supplemental and DSH payments are reflected in our financial results for the three and six-month periods ended June 30, 2022 and 2021. We are unable to estimate the prospective financial impact of this provision at this time as our financial impact is contingent on unknown state action during future eligible federal fiscal quarters.

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

In connection with these DSH programs, included in our financial results was an aggregate of approximately $13 million during each of the three-month periods ended June 30, 2022 and 2021, and approximately $24 million and $23 million during the six-month periods ended June 30, 2022 and 2021, respectively. We expect the aggregate reimbursements to our hospitals pursuant to the Texas and South Carolina 2022 fiscal year programs to be approximately $49 million.

The Legislation and subsequent federal legislation provides for a significant reduction in Medicaid disproportionate share payments beginning in federal fiscal year 2024 (see above in Sources of Revenues and Health Care Reform-Medicaid Revisions for additional disclosure related to the delay of these DSH reductions). HHS is to determine the amount of Medicaid DSH payment cuts imposed on each state based on a defined methodology. As Medicaid DSH payments to states will be cut, consequently, payments to Medicaid-participating providers, including our hospitals in Texas and South Carolina, will be reduced in the coming years. Based on the CMS final rule published in September, 2019, beginning in fiscal year 2024 (as amended by the CARES Act and the CAA), annual Medicaid DSH payments in South Carolina and Texas could be reduced by approximately 65% and 41%, respectively, from 2021 DSH payment levels.

Our behavioral health care facilities in Texas have been receiving Medicaid DSH payments since FFY 2016. As with all Medicaid DSH payments, hospitals are subject to state audits that typically occur up to three years after their receipt. DSH payments are subject to a federal Hospital Specific Limit (“HSL”) and are not fully known until the DSH audit results are concluded. In general, freestanding psychiatric hospitals tend to provide significantly less charity care than acute care hospitals and therefore are at more risk for retroactive recoupment of prior year DSH payments in excess of their respective HSL. In light of the retroactive HSL audit risk for freestanding psychiatric hospitals, we have established DSH reserves for our facilities that have been receiving funds since FFY 2016. These DSH reserves are also impacted by the resolution of federal DSH litigation related to Children’s Hospital Association of Texas v. Azar (“CHAT”) where the calculation of HSL was being challenged. In August, 2019, DC Circuit Court of Appeals issued a unanimous decision in CHAT and reversed the judgment of the district court in favor of CMS and ordered that CMS’s “2017 Rule” (regarding Medicaid DSH Payments—Treatment of Third Party Payers in Calculating Uncompensated Care Costs) be reinstated. CMS has not issued any additional guidance post the ruling. In April 2020, the plaintiffs in the case have petitioned the Supreme Court of the United States to hear their case. Additionally, there have been separate legal challenges on this same issue in the Fifth and Eight Circuits. On November 4, 2019, in Missouri Hosp. Ass’n v. Azar, the United States Court of Appeals for the Eighth Circuit issued an opinion upholding the 2017 Rule. On April 20, 2020, in Baptist Memorial Hospital v. Azar, the United States Court of Appeals of the Fifth Circuit issued a decision also upholding the 2017 Rule. In light of these court decisions, we continue to maintain reserves in the financial statements for cumulative Medicaid DSH and UC reimbursements related to our behavioral health hospitals located in Texas that amounted to $43 million as of June 30, 2022 and $40 million as of December 31, 2021.

Nevada SPA:

In Nevada, CMS approved a state plan amendment (“SPA”) in August, 2014 that implemented a hospital supplemental payment program retroactive to January 1, 2014. This SPA has been approved for additional state fiscal years including the 2022 fiscal year covering the period of July 1, 2021 through June 30, 2022.

In connection with this program, included in our financial results was approximately $6 million during each of the three-month period ended June 30, 2022 and 2021, and approximately $11 million during each of the six-month periods ended June 30, 2022 and 2021. We estimate that our reimbursements pursuant to this program will approximate $21 million during the year ended December 31, 2022.

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

California Hospital Fee Program CMS Approval Status:

Hospital Fee Program Component	CMS Methodology Approval Status	CMS Rate Setting Approval Status
Fee For Service Payment	Approved through December 31, 2021	Approved through December 31, 2021; Paid through December 31, 2021
Managed Care-Pass-Through Payment	Approved through December 31, 2021	Approved through June 30, 2019; Paid in advance of approval through December 31, 2021
Managed Care-Directed Payment	Approved through December 31, 2021	Approved through June 30, 2019; Paid in advance of approval through June 30, 2020

In connection with the existing program, included in our financial results was approximately $13 million and $11 million during the three-month periods ended June 30, 2022 and 2021, respectively, and $27 million and $24 million during the six-month periods ended June 30, 2022 and 2021, respectively. We estimate that our reimbursements pursuant to this program will approximate $52 million during the year ended December 31, 2022. The aggregate impact of the California supplemental payment program, as outlined above, is included in the above State Medicaid Supplemental Payment Program table.

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

Kentucky Hospital Rate Increase Program (“HRIP”):

In early 2021, CMS approved the Kentucky Medicaid Managed Care Hospital Rate Increase Program (“HRIP”) for SFY 2021, which covered the period of July 1, 2020 through June 30, 2021. In December 2021, CMS approved the HRIP program period for the period July 1, 2021 to December 31, 2021. Included in our financial results was approximately $13 million and $55 million during the three-month periods ended June 30, 2022 and 2021, respectively, and approximately $30 million and $55 million during the six-month periods ended June 30, 2022 and 2021, respectively.

Programs such as HRIP require an annual state submission and approval by CMS. In December, 2021, CMS approved the program for the period of January 1, 2022 through December 31, 2022 at rates similar to the prior year. We estimate that our reimbursements pursuant to HRIP will approximate $59 million during the year ended December 31, 2022.

Florida Medicaid Managed Care Directed Payment Program (“DPP”):

During the fourth quarter of 2021, we recorded approximately $23 million of increased reimbursement resulting from the Medicaid managed care directed payment program for the 2021 rate period (covering the period of October 1, 2020 to September 30, 2021). Various DPP related legislative and regulatory approvals result in the retroactive payment of the increased reimbursement after the applicable rate year has ended. The payment methodology and amount of the 2022 DPP (covering the period of October 1, 2021 to September 30, 2022) is expected to be comparable to the 2021 DPP. As a result, if CMS and other legislative and regulatory approvals occur in connection with the 2022 DPP, we estimate that our reimbursements pursuant to the 2022 DPP will approximate $35 million during the year ended December 31, 2022, all of which we expect to record during the fourth quarter. Additional Medicaid managed regions in the state may participate in the program during the 2022 DPP year which, if implemented, would increase our reimbursements received pursuant to the 2022 DPP.

Oklahoma Transition to Managed Care and Implementation of a Medicaid Managed Care DPP

In May, 2022, Oklahoma enacted legislation (SB 1337 and SB 1396) that directs the Oklahoma Health Care Authority to: (i) transition its Medicaid program from a fee for service payment model to a managed care payment model by no later than October 1, 2023, and: (ii) concurrently implement a Medicaid managed care DPP using a managed care gap of ninety percent (90%) average commercial rates.  Although we estimate that the DPP as enacted may have a favorable impact on our future results of operations, we are unable to quantify the ultimate impact since implementation of this legislation is subject to various administrative and regulatory steps including the awarding of managed care contracts as well as CMS’ approval of the DPP.

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

HITECH Act: In July 2010, HHS published final regulations implementing the health information technology (“HIT”) provisions of the American Recovery and Reinvestment Act (referred to as the “HITECH Act”). The final regulation defines the “meaningful use” of Electronic Health Records (“EHR”) and establishes the requirements for the Medicare and Medicaid EHR payment incentive programs. The final rule established an initial set of standards and certification criteria. The implementation period for these Medicare and Medicaid incentive payments started in federal fiscal year 2011 and can end as late as 2016 for Medicare and 2021 for the state Medicaid programs. State Medicaid program participation in this federally funded incentive program is voluntary but all of the states in which our eligible hospitals operate have chosen to participate. Our acute care hospitals qualified for these EHR incentive payments upon implementation of the EHR application assuming they meet the “meaningful use” criteria. The government’s ultimate goal is to promote more effective (quality) and efficient healthcare delivery through the use of technology to reduce the total cost of healthcare for all Americans and utilizing the cost savings to expand access to the healthcare system.

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

Surprise Billing Interim Final Rule: On September 30, 2021, the Department of Labor, and the Department of the Treasury, along with the Office of Personnel Management (“OPM”), released an interim final rule with comment period, entitled “Requirements Related to Surprise Billing; Part II.” This rule is related to Title I (the No Surprises Act) of Division BB of the Consolidated Appropriations Act, 2021, and establishes new protections from surprise billing and excessive cost sharing for consumers receiving health care items/services. It implements additional protections against surprise medical bills under the No Surprises Act, including provisions related to the independent dispute resolution process, good faith estimates for uninsured (or self-pay) individuals, the patient-provider dispute resolution process, and expanded rights to external review. We do not expect this interim final rule to have a material impact on our results of operations.

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

Accountable Care Organizations:

The Legislation requires HHS to establish a Medicare Shared Savings Program that promotes accountability and coordination of care through the creation of accountable care organizations (“ACOs”). The ACO program allows providers (including hospitals), physicians and other designated professionals and suppliers to voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS will be eligible to share in a portion of the amounts saved by the Medicare program.  CMS is also developing and implementing more advanced ACO payment models that require ACOs to assume greater risk for attributed beneficiaries.  On December 21, 2018, CMS published a final rule that, in general, requires ACO participants to take on additional risk associated with participation in the program.  On April 30, 2020, CMS issued an interim final rule with comment in response to the COVID-19 national emergency permitting ACOs with current agreement periods expiring on December 31, 2020 the option to extend their existing agreement period by one year, and permitting certain ACOs to retain their participation level through 2021.  It remains unclear to what extent providers will pursue federal ACO status or whether the required investment would be warranted by increased payment.

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

•

The HHS Secretary renewed the public health emergency (“PHE”) effective July 15, 2022 for ninety (90) days. As a result, states would be eligible for the enhanced FMAP through the end of federal fiscal quarter ending December 31, 2022 should the PHE not be rescinded by the Secretary before the end of the ninety day period.

•	Creation of a $250 billion Public Health and Social Services Emergency Fund (“PHSSEF”)
•

Makes grants available to hospitals and other healthcare providers to cover unreimbursed healthcare related expenses or lost revenues attributable to the public health emergency resulting from the coronavirus.

•

During 2021, we received approximately $189 million in PHSSEF grants from the federal government as provided for by the CARES Act. As previously disclosed, we returned these funds to HHS during the second quarter of 2021. Since our intent was to return these funds, our financial results for the year ended December 31, 2021 include no impact from the receipt of these federal funds. Reimbursements recorded pursuant the PHSSEF and other various state and local governmental stimulus programs did not have a significant impact on our financial results during the six-month period ended June 30, 2022. Our results of operations for the six-month period ended June 30, 2021 included approximately $13 million of reimbursements recorded in connection with these programs.

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

•

All PHSSEF receipts are subject to meeting the applicable terms and conditions of the various distribution programs as of September 30, 2021. The Consolidated Appropriations Act, 2021 (H.R. 133) enacted on December 27, 2020 includes language that provides specific instructions on: (1) the redistribution of PHSSEF grant payments by a parent company among its subsidiaries, and; (2) the calculation of lost revenue in a PHSSEF grant entitlement determination. The HHS terms and conditions for all grant recipients and specific fund distributions are located at https://www.hhs.gov/coronavirus/cares-act-provider-relief-fund/for-providers/index.html

•	Reimburse hospitals at Medicare rates for uncompensated COVID-19 care for the uninsured
•

Our financial results included revenues recorded in connection with this COVID-19 uninsured program amounting to approximately $1 million and $14 million during the three-month periods ended June 30, 2022 and 2021, respectively, and $18 million and $32 million during the six-month periods ended June 30, 2022 and 2021, respectively. Revenue for the eligible patient encounters is recorded in the period in which the encounter is deemed eligible for this program net of any normal accounting reserves.

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

•

Our financial results included revenues recorded in connection with this Medicare sequestration relief program amounting to $6 million and $11 million during the three-month periods ended June 30, 2022 and 2021, respectively, and $17 million and $22 million during the six-month periods ended June 30, 2022 and 2021, respectively.

•	Medicare add-on for inpatient hospital COVID-19 patients
•

Increases the payment that would otherwise be made to a hospital for treating a Medicare patient admitted with COVID-19 by twenty percent (20%) for the duration of the COVID-19 public health emergency.

•

Our financial results included revenues recorded in connection with this COVID-19 Medicare add-on program amounting to approximately $3 million during each of the three-month periods ended June 30, 2022 and 2021, and approximately $19 million during each of the six month periods ended June 30, 2022 and 2021. These payments were intended to offset the increased expenses associated with the treatment of Medicare COVID-19 patients.

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

Other Operating Results

Interest Expense:

As reflected on the schedule below, interest expense was $26 million and $21 million during the three-month periods ended June 30, 2022 and 2021, respectively, and $47 million and $43 million during the six-month periods ended June 30, 2022 and 2021, respectively (amounts in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Revolving credit & demand notes (a.)	$3,977	$504	$6,312	$1,000
Tranche A term loan facility (a.)	9,507	6,999	15,533	14,116
Tranche B term loan facility (a.)	-	2,291	-	4,589
$400 million, 5.00% Senior Notes due 2026 (b.)	-	5,000	-	10,000
$800 million, 2.65% Senior Notes due 2030 (c.)	5,357	5,357	10,713	10,757
$700 million, 1.65% Senior Notes due 2026 (d.)	2,931	-	5,863	-
$500 million, 2.65% Senior Notes due 2032 (e.)	3,345	-	6,690	-
Accounts receivable securitization program (f.)	10	7	20	767
Subtotal-revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	25,127	20,158	45,131	41,229
Amortization of financing fees	1,117	1,026	2,222	2,118
Other combined interest expense	1,706	1,538	3,611	2,875
Capitalized interest on major projects	(2,211)	(1,013)	(3,539)	(1,652)
Interest income	(63)	(410)	(76)	(1,314)
Interest expense, net	$25,676	$21,299	$47,349	$43,256
(a.)

In June, 2022 we entered into the ninth amendment to our credit agreement dated November 15, 2010, as amended (the “Credit Agreement”), which, among other things, added a new incremental tranche A term loan facility in the aggregate principal amount of $700 million. In September, 2021 we entered into an eighth amendment which modified the definition of “Adjusted LIBO Rate”. In August, 2021 we entered into a seventh amendment to our Credit Agreement which provided for the amendment and restatement of the previously existing credit facility including, among other things, the following: (i) a $1.2 billion aggregate amount revolving credit facility that is scheduled to mature in August, 2026 ($140 million of borrowings outstanding as of June 30, 2022); (ii) a tranche A term loan facility with $2.37 billion of outstanding borrowings as of June 30, 2022 (including the $700 million increase provided for by the ninth amendment in June, 2022), and; (iii) repayment of a portion of the previously outstanding tranche A term loan facility borrowings ($150 million) and all of the tranche B term loan facility borrowings ($488 million). Repayment of the $638 million of previously outstanding borrowings under the tranche A and tranche B term loan facilities were funded utilizing a portion of the proceeds generated from the August, 2021 issuance of the $700 million, 1.65% Senior Notes due in 2026, and the $500 million, 2.65%, Senior Notes due in 2032.

(b.)

In September, 2021 we redeemed the entire $400 million aggregate principal amount of our previously outstanding 5.00% Senior Secured Notes that were scheduled to mature in 2026 at a cash redemption price equal to the sum of 102.50% of the aggregate principal amount. This redemption was funded utilizing a portion of the proceeds generated from the August, 2021 issuance of the $700 million, 1.65% Senior Notes due in 2026, and the $500 million, 2.65% Senior Notes due in 2032, as discussed in (d.) and (e.) below.

(c.)	In September, 2020 we completed the offering of $800 million aggregate principal amount of 2.65% Senior Notes due in 2030.
(d.)	In August, 2021 we completed the offering of $700 million aggregate principal amount of 1.65% Senior Notes due in 2026.

(e.)	In August, 2021 we completed the offering of $500 million aggregate principal amount of 2.65% Senior Notes due in 2032.
(f.)

Our accounts receivable securitization program was amended in April, 2021 to reduce the borrowing commitment to $20 million (from $450 million previously), amended in April, 2022 to extend the maturity date to July 22, 2022, and amended in July, 2022 to extend the maturity date to September, 2022. There are no outstanding borrowings as of June 30, 2022.

Interest expense increased approximately $4 million during the three-month period ended June 30, 2022 as compared to the three-month period ended June 30, 2021, due primarily to a net $5 million increase in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facilities and accounts receivable securitization program resulting from an increase in the aggregate average outstanding borrowings ($4.41 billion during the three months ended June 30, 2022 as compared to $3.56 billion during the three months ended June 30, 2021).  Our weighted average cost of borrowings pursuant to these facilities was 2.24% during each of the three-month periods ended June 30, 2022 and 2021. The weighted average effective interest rate pursuant to these facilities, including amortization of deferred financing costs, original issue discount and designated interest rate swap expense/income, was 2.4% during each of the three-month period ended June 30, 2022 and 2021.

Interest expense increased approximately $4 million during the six-month period ended June 30, 2022, as compared to the six-month period ended June 30, 2021, primarily due to a net $4 million increase on our revolving credit, demand notes, senior notes, term loan facilities and accounts receivable securitization program resulting from an increase in the aggregate average outstanding borrowings ($4.33 billion during the six months ended June 30, 2022 as compared to $3.69 billion during the six months ended June 30, 2021), partially offset by a decrease in our weighted average cost of borrowings pursuant to these facilities (2.06% and 2.22% during the six-month periods ended June 30, 2022 and 2021, respectively). The weighted average effective interest rates pursuant to these facilities, including amortization of deferred financing costs, original issue discount and designated interest rate swap expense/income, were 2.17% and 2.34% during the six-month periods ended June 30, 2022 and 2021, respectively.

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three and six-month periods ended June 30, 2022 and 2021 (dollar amounts in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Provision for income taxes	$50,949	$101,522	$99,911	$165,329
Income before income taxes	209,730	426,798	409,713	699,675
Effective tax rate	24.3%	23.8%	24.4%	23.6%

The provision for income taxes decreased $51 million during the three-month period ended June 30, 2022, as compared to the second quarter of 2021, due primarily to the income tax benefit recorded in connection with the $212 million decrease in pre-tax income.

The provision for income taxes decreased $65 million during the six-month period ended June 30, 2022, as compared to the comparable period of 2021, due primarily to the income tax benefit recorded in connection with the $282 million decrease in pre-tax income.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $478 million during the six-month period ended June 30, 2022 and $119 million during the first six months of 2021. The net increase of $359 million was attributable to the following:

•	a favorable change of $695 million from the early return of the Medicare accelerated payments which were received during 2020 and repaid during the first quarter of 2021;
•

an unfavorable change of $199 million resulting from a decrease in net income plus depreciation and amortization expense, stock-based compensation expense, gain/loss on sale of assets and businesses and provision for asset impairment;

•	an unfavorable change of $102 million from other working capital accounts due primarily to the timing of disbursements for accrued expenses, accounts payable and accrued compensation, and;
•	$35 million of other combined net unfavorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the six-month periods. The result is divided into the accounts receivable balance at June 30th of each year to obtain the DSO. Our DSO were 50 days and 52 days at June 30, 2022 and 2021, respectively.

Net cash used in investing activities

During the first six months of 2022, we used $326 million of net cash in investing activities as follows:

•	$408 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;
•	$85 million received in connection with net cash inflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates;
•	$12 million spent on the acquisition of businesses and property, and;
•	$10 million received from the sales of assets and businesses.

During the first six months of 2021, we used $484 million of net cash in investing activities as follows:

•	$482 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;
•	$21 million spent in connection with net cash outflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates;
•	$21 million received from the sale of our equity interest in a business, and;
•	$1 million spent on the purchase and implementation of information technology applications.

Net cash used in financing activities

During the first six months of 2022, we used $124 million of net cash in financing activities as follows:

•	generated $700 million of additional borrowings pursuant to the new tranche A term loan facility which commenced in June, 2022;
•

spent $565 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our stock repurchase program ($546 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($19 million);

•

spent $227 million on net repayments of debt as follows: (i) $203 million related to our revolving credit facility; (ii) $21 million related to our tranche A term loan facility, and; (iii) $3 million related to other debt facilities;

•	spent $30 million to pay quarterly cash dividends of $.20 per share during each of the first and second quarters;
•	spent $5 million to pay profit distributions related to noncontrolling interests in majority owned businesses;
•	generated $7 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans;
•	spent $2 million to pay financing costs, and;
•	spent $1 million in connection with the purchase of ownership interests from minority members.

During the first six months of 2021, we used $662 million of net cash in financing activities as follows:

•

spent $279 million on net repayments of debt as follows: (i) $225 million in connection with our accounts receivable securitization program; (ii) $50 million related to our term loan A facility; (iii) $3 million related to our previously outstanding term loan B facility, and; (iv) $1 million related to other debt facilities;

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

Expected capital expenditures during remainder of 2022

During the full year of 2022, we expect to spend approximately $800 million to $850 million on capital expenditures which includes expenditures for capital equipment, construction of new facilities, and renovations and expansions at existing hospitals. During the first six months of 2022, we spent approximately $408 million on capital expenditures.  During the remaining six months of 2022, we expect to spend approximately $392 million to $442 million on capital expenditures.

We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

In June, 2022 we entered into a ninth amendment to our credit agreement dated as of November 15, 2010, as amended and restated as of September, 2012, August, 2014, October, 2018, August, 2021, and September, 2021, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, (the “Credit Agreement”).  The ninth amendment provided for, among other things, the following: (i) a new incremental tranche A term loan facility in the aggregate principal amount of $700 million which is scheduled to mature on August 24, 2026, and; (ii) replaces the option to make Eurodollar borrowings (which bear interest by reference to the LIBOR Rate) with Term Benchmark Loans, which will bear interest by reference to the Secured Overnight Financing Rate ( “SOFR”).  The net proceeds generated from the incremental tranche A term loan facility were used to repay a portion of the borrowings that were previously outstanding under our revolving credit facility.

In September, 2021 we entered into an eighth amendment to our Credit Agreement which modified the definition of “Adjusted LIBO Rate”.

In August, 2021 we entered into a seventh amendment to our Credit Agreement which, among other things, provided for the following:

o

a $1.2 billion aggregate amount revolving credit facility, which is scheduled to mature on August 24, 2026, representing an increase of $200 million over the $1.0 billion previous commitment. As of June 30, 2022, this facility had $140 million of borrowings outstanding and $1.056 billion of available borrowing capacity, net of $4 million of outstanding letters of credit;

o

a $1.7 billion initial tranche A term loan facility which was subsequently increased by $700 million in June, 2022 by the above-mentioned ninth amendment. The seventh amendment also provided for repayment of $150 million of borrowings outstanding pursuant to the previous tranche A term loan facility, and;

o	repayment of approximately $488 million of outstanding borrowings and termination of the previous tranche B term loan facility.

The terms of the tranche A term loan facility, as amended, which had $2.368 billion of outstanding borrowings as of June 30, 2022, provides for installment payments of $15.0 million per quarter during the period of September, 2022 through September, 2023, and $30.0 million per quarter during the period of December, 2023 through June, 2026. The unpaid principal balance at June 30, 2026 is payable on the August 24, 2026 scheduled maturity date of the Credit Agreement.

Revolving credit and tranche A term loan borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month SOFR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month SOFR rate plus 0.1% (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625%. As of June 30, 2022, the applicable margins were 0.375% for ABR-based loans and 1.375% for SOFR-based loans under the revolving credit and term loan A facilities.  The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens, indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of June 30, 2022 and December 31, 2021.

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

In April, 2021 our accounts receivable securitization program (“Securitization”) was amended (the eighth amendment) to: (i) reduce the aggregate borrowing commitments to $20 million (from $450 million previously); (ii) slightly reduce the borrowing rates and commitment fee, and; (iii) extend the maturity date to April 25, 2022.  In April, 2022, the Securitization was amended (the ninth amendment) to extend the maturity date to July 22, 2022. In July, 2022, the Securitization was amended (the tenth amendment) to extend the maturity date to September 20, 2022.  Substantially all other material terms and conditions remained unchanged. There were no borrowings outstanding pursuant to the Securitization as of June 30, 2022.

On September 13, 2021, we redeemed $400 million of aggregate principal amount of 5.00% senior secured notes, that were scheduled to mature on June 1, 2026, at 102.50% of the aggregate principal, or $410 million.

As of June 30, 2022, we had combined aggregate principal of $2.0 billion from the following senior secured notes:

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

As discussed in Note 2 to the Consolidated Financial Statements-Relationship with Universal Health Realty Income Trust and Other Related Party Transactions, on December 31, 2021, we (through wholly-owned subsidiaries of ours) entered into an asset purchase and sale agreement with Universal Health Realty Income Trust (the “Trust”).  Pursuant to the terms of the agreement, which was amended during the first quarter of 2022, we, among other things, transferred to the Trust, the real estate assets of Aiken Regional Medical Center (“Aiken”) and Canyon Creek Behavioral Health (“Canyon Creek”).  In connection with this transaction, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases, as amended, (with the Trust as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033.  As a result of our purchase option within the Aiken and Canyon Creek lease agreements, this asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust are recorded to interest expense and as a reduction of the outstanding financial liability, and the amount allocated to interest expense is determined based upon our incremental borrowing rate and the outstanding financial liability. In connection with this transaction, our Consolidated Balance Sheets at June 30, 2022 and December 31, 2021 reflect financial liabilities, which are included in debt, of approximately $82 million as of each date.

At June 30, 2022, the carrying value and fair value of our debt were approximately $4.7 billion and $4.3 billion, respectively.   At December 31, 2021, the carrying value and fair value of our debt were each approximately $4.2 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was approximately 45% at June 30, 2022 and 41% at December 31, 2021.

We expect to finance all capital expenditures and acquisitions and pay dividends and potentially repurchase shares of our common stock utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing revolving credit facility, which had $1.056 billion of available borrowing capacity as of June 30, 2022, or through refinancing the existing Credit Agreement; (ii) the issuance of other short-term and/or long-term debt, and/or; (iii) the issuance of equity. We believe that our operating cash flows, cash and cash equivalents, available commitments under existing agreements, as well as access to the capital markets, provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months. However, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Off-Balance Sheet Arrangements

During the three months ended June 30, 2022 there have been no material changes in the off-balance sheet arrangements consisting of standby letters of credit and surety bonds.

As of June 30, 2022 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $168 million consisting of: (i) $159 million related to our self-insurance programs, and; (ii) $9 million of other debt and public utility guarantees.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risk during the three months ended June 30, 2022. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4.   Controls and Procedures

As of June 30, 2022, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

See Note 6-Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report for a description of our legal proceedings.  Such information is hereby incorporated by reference.

Item 1A.   Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2021 includes a listing of risk factors to be considered by investors in our securities. During the second quarter of 2022, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

As of December 31, 2021, we had an aggregate available repurchase authorization of $358.2 million.  In February, 2022, our Board of Directors authorized a $1.4 billion increase to the program. As of June 30, 2022, we had an aggregate available repurchase authorization of $1.21 billion. Pursuant to this program, shares of our Class B Common Stock may be repurchased, from time to time as conditions allow, on the open market or in negotiated private transactions. There is no expiration date for our stock repurchase program.

As reflected below, during the three-month period ended June 30, 2022, we have repurchased approximately 1.61 million shares at an aggregate cost of approximately $195.62 million (approximately $121.67 per share) pursuant to the terms of our stock repurchase program.   In addition, during the three-month period ended June 30, 2022, 27,309 shares were repurchased in connection with income tax withholding obligations resulting from stock-based compensation programs.

During the period of April 1, 2022 through June 30, 2022, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid for shares purchased as part of publicly announced program (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands)
April, 2022	$-	186,056	315	$0.01	160,000	$123.37	$19,740	—	$1,388,334
May, 2022	$-	1,046,001	636	$0.01	1,045,171	$123.62	$129,203	—	$1,259,131
June, 2022	$-	402,965	1,443	$0.01	402,542	$115.95	$46,673	—	$1,212,458
Total April through June, 2022	$-	1,635,022	2,394	$0.01	1,607,713	121.67	$195,616

Dividends

During the quarter ended June 30, 2022, we declared and paid dividends of $.20 per share.  Dividend equivalents are accrued on unvested restricted stock units and will be paid upon vesting of the restricted stock unit.

Item 6.   Exhibits

4.1

Second Supplemental Indenture, dated as of June 23, 2022, among the Company, the Subsidiary Guarantors party thereto, U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, and JPMorgan Chase Bank, N.A., as collateral agent, to the indenture, dated as of September 21, 2020, governing the 2030 Notes, previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 23, 2022, is incorporated herein by reference.

4.2

First Supplemental Indenture, dated as of June 23, 2022, among the Company, the Subsidiary Guarantors party thereto, U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, and JPMorgan Chase Bank, N.A., as collateral agent, to the indenture, dated as of August 24, 2021, governing the 2026 Notes and the 2032 Notes, previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 23, 2022, is incorporated herein by reference.

10.1

Ninth Amendment and Increased Facility Activation Notice dated as of June 23, 2022, to Credit Agreement, dated as of November 15, 2010 and as amended and restated as of March 15, 2011, September 21, 2012, May 16, 2013, August 7, 2014, June 7, 2016, October 23, 2018, August 24, 2021 and September 10, 2021, among the Company, JP Morgan Chase Bank, N.A., as administrative agent  and other financial institutions or entities from time to time parties thereto, including the amendment and restatement thereof, effective as of June 23, 2022, attached as Exhibit A thereto and referred to herein as the Senior Secured Credit Facility previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 23, 2022, is incorporated herein by reference.

10.2

Universal Health Services, Inc. Amended and Restated 2020 Omnibus Stock and Incentive Plan, previously filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-265495) dated June 9, 2022, is incorporated herein by reference.

10.3

Ninth Amendment to Amended and Restated Credit and Security Agreement, dated as of April 22, 2022. previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2022, is incorporated herein by reference.

10.4	Form of Restricted Stock Units Award Agreement for Directors.
10.5	Tenth Amendment to Amended and Restated Credit and Security Agreement, dated as of July 22, 2022.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document –the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: August 8, 2022	/s/ Marc D. Miller
Marc D. Miller,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton, Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)