Form 10-Q
period 2022-09-30
UNIVERSAL HEALTH SERVICES INC
filed 2022-11-08
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of October 31, 2022:

Class A	6,577,100
Class B	64,157,474
Class C	661,688
Class D	14,170

UNIVERSAL HEALTH SERVICES, INC.

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2022. This Report modifies and supersedes documents filed prior to this Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Report.

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

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net revenues	$3,336,027	$3,155,999	$9,952,390	$9,366,866
Operating charges:
Salaries, wages and benefits	1,677,431	1,556,448	5,061,173	4,542,156
Other operating expenses	837,241	754,072	2,526,060	2,233,590
Supplies expense	366,337	367,834	1,092,403	1,052,977
Depreciation and amortization	145,874	134,462	433,508	399,850
Lease and rental expense	33,264	28,375	97,075	88,848
	3,060,147	2,841,191	9,210,219	8,317,421
Income from operations	275,880	314,808	742,171	1,049,445
Interest expense, net	35,653	21,199	83,002	64,455
Other (income) expense, net	6,015	6,719	15,244	(1,575)
Income before income taxes	234,212	286,890	643,925	986,565
Provision for income taxes	57,401	67,515	157,312	232,844
Net income	176,811	219,375	486,613	753,721
Less: Net income (loss) attributable to noncontrolling interests	(6,003)	1,024	(14,176)	1,255
Net income attributable to UHS	$182,814	$218,351	$500,789	$752,466

Basic earnings per share attributable to UHS	$2.52	$2.65	$6.78	$8.96
Diluted earnings per share attributable to UHS	$2.50	$2.60	$6.71	$8.83

Weighted average number of common shares - basic	72,595	82,262	73,769	83,756
Add: Other share equivalents	465	1,411	743	1,275
Weighted average number of common shares and equivalents - diluted	73,060	83,673	74,512	85,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income	$176,811	$219,375	$486,613	$753,721
Other comprehensive income (loss):
Foreign currency translation adjustment	24,242	(9,121)	(22,460)	(23,184)
Other comprehensive income (loss) before tax	24,242	(9,121)	(22,460)	(23,184)
Income tax expense (benefit) related to items of other comprehensive income (loss)	6,685	109	5,809	(1,958)
Total other comprehensive income (loss), net of tax	17,557	(9,230)	(28,269)	(21,226)
Comprehensive income	194,368	210,145	458,344	732,495
Less: Comprehensive income (loss) attributable to noncontrolling interests	(6,003)	1,024	(14,176)	1,255
Comprehensive income attributable to UHS	$200,371	$209,121	$472,520	$731,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$74,571	$115,301
Accounts receivable, net	1,902,472	1,746,635
Supplies	217,818	206,839
Other current assets	261,698	194,781
Total current assets	2,456,559	2,263,556

Property and equipment	11,103,596	10,770,702
Less: accumulated depreciation	(5,167,198)	(4,896,427)
	5,936,398	5,874,275
Other assets:
Goodwill	3,874,021	3,962,624
Deferred income taxes	55,789	45,707
Right of use assets-operating leases	457,209	367,477
Deferred charges	6,336	6,525
Other	592,588	573,379
Total Assets	$13,378,900	$13,093,543

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$66,307	$48,409
Accounts payable and other liabilities	1,795,004	1,860,496
Operating lease liabilities	70,146	64,484
Federal and state taxes	7,743	10,720
Total current liabilities	1,939,200	1,984,109

Other noncurrent liabilities	500,119	464,759
Operating lease liabilities noncurrent	392,582	304,624
Long-term debt	4,638,356	4,141,879

Redeemable noncontrolling interests	4,563	5,119

Equity:
UHS common stockholders’ equity	5,855,353	6,089,664
Noncontrolling interest	48,727	103,389
Total equity	5,904,080	6,193,053
Total Liabilities and Stockholders’ Equity	$13,378,900	$13,093,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months ended September 30, 2022

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, July 1, 2022	$4,449	$66	$660	$7	$0	$(575,198)	$6,404,660	$(15,535)	$5,814,660	$89,256	$5,903,916
Common Stock
Issued/(converted)	—	—	1	—	—	—	3,738	—	3,739	—	3,739
Repurchased	—	—	(16)	—	—	—	(158,186)	—	(158,202)	—	(158,202)
Restricted share-based compensation expense	—	—	—	—	—	—	4,869	—	4,869	—	4,869
Dividends paid and accrued	—	—	—	—	—	(14,607)	—	—	(14,607)	—	(14,607)
Stock option expense	—	—	—	—	—	—	15,797	—	15,797	—	15,797
Acquisition of noncontrolling interest in majority owned business	—	—	—	—	—	—	(11,274)	—	(11,274)	(37,608)	(48,882)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(103)	(103)
Purchase (sale) of ownership interests by (from) minority members	—	—	—	—	—	—	—	—	—	3,299	3,299
Comprehensive income:
Net income to UHS / noncontrolling interests	114	—	—	—	—	—	182,814	—	182,814	(6,117)	176,697
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	17,557	17,557	—	17,557
Subtotal - comprehensive income	114	—	—	—	—	—	182,814	17,557	200,371	(6,117)	194,254
Balance, September 30, 2022	$4,563	$66	$645	$7	$0	$(589,805)	$6,442,418	$2,022	$5,855,353	$48,727	$5,904,080

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2022	$5,119	$66	$698	$7	$0	$(545,487)	$6,604,089	$30,291	$6,089,664	$103,389	$6,193,053
Common Stock
Issued/(converted)	—	—	7	—	—	—	10,527	—	10,534	—	10,534
Repurchased	—	—	(60)	—	—	—	(723,324)	—	(723,384)	—	(723,384)
Restricted share-based compensation expense	—	—	—	—	—	—	12,972	—	12,972	—	12,972
Dividends paid and accrued	—	—	—	—	—	(44,318)	—	—	(44,318)	—	(44,318)
Stock option expense	—	—	—	—	—	—	48,639	—	48,639	—	48,639
Acquisition of noncontrolling interest in majority owned business	—	—	—	—	—	—	(11,274)	—	(11,274)	(37,608)	(48,882)
Distributions to noncontrolling interests	(650)	—	—	—	—	—	—	—	—	(4,776)	(4,776)
Purchase (sale) of ownership interests by (from) minority members	—	—	—	—	—	—	—	—	—	1,992	1,992
Comprehensive income:
Net income (loss) to UHS / noncontrolling interests	94	—	—	—	—	—	500,789	—	500,789	(14,270)	486,519
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	(28,269)	(28,269)	—	(28,269)
Subtotal - comprehensive income	94	—	—	—	—	—	500,789	(28,269)	472,520	(14,270)	458,250
Balance, September 30, 2022	$4,563	$66	$645	$7	$0	$(589,805)	$6,442,418	$2,022	$5,855,353	$48,727	$5,904,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months ended September 30, 2021

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, July 1, 2021	$4,693	$66	$760	$7	$0	$(513,377)	$6,956,520	$36,124	$6,480,100	$91,980	$6,572,080
Common Stock
Issued/(converted)	—	—	—	—	—	—	3,665	—	3,665	—	3,665
Repurchased	—	—	(28)	—	—	—	(420,431)	—	(420,459)	—	(420,459)
Restricted share-based compensation expense	—	—	—	—	—	—	3,481	—	3,481	—	3,481
Dividends paid and accrued	—	—	—	—	—	(16,469)	—	—	(16,469)	—	(16,469)
Stock option expense	—	—	—	—	—	—	14,582	—	14,582	—	14,582
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(127)	(127)
Purchase of ownership interests by minority members	—	—	—	—	—	—	—	—	—	1,093	1,093
Comprehensive income:
Net income to UHS / noncontrolling interests	193	—	—	—	—	—	218,351	—	218,351	831	219,182
Foreign currency translation adjustments	—	—	—	—	—	—	—	(9,230)	(9,230)	—	(9,230)
Subtotal - comprehensive income	193	—	—	—	—	—	218,351	(9,230)	209,121	831	209,952
Balance, September 30, 2021	$4,886	$66	$732	$7	$0	$(529,846)	$6,776,168	$26,894	$6,274,021	$93,777	$6,367,798

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2021	$4,569	$66	$778	$7	$0	$(479,503)	$6,747,678	$48,120	$6,317,146	$84,821	$6,401,967
Common Stock
Issued/(converted)	—	—	5	—	—	—	10,104	—	10,109	—	10,109
Repurchased	—	—	(51)	—	—	—	(788,488)	—	(788,539)	—	(788,539)
Restricted share-based compensation expense	—	—	—	—	—	—	9,583	—	9,583	—	9,583
Dividends paid and accrued	—	—	—	—	—	(50,343)	—	—	(50,343)	—	(50,343)
Stock option expense	—	—	—	—	—	—	44,825	—	44,825	—	44,825
Distributions to noncontrolling interests	(203)	—	—	—	—	—	—	—	—	(5,541)	(5,541)
Purchase of ownership interests by minority members	—	—	—	—	—	—	—	—	—	13,762	13,762
Comprehensive income:
Net income (loss) to UHS / noncontrolling interests	520	—	—	—	—	—	752,466	—	752,466	735	753,201
Foreign currency translation adjustments	—	—	—	—	—	—	—	(21,226)	(21,226)	—	(21,226)
Subtotal - comprehensive income	520	—	—	—	—	—	752,466	(21,226)	731,240	735	731,975
Balance, September 30, 2021	$4,886	$66	$732	$7	$0	$(529,846)	$6,776,168	$26,894	$6,274,021	$93,777	$6,367,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Nine months ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$486,613	$753,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	433,508	399,850
(Gain) loss on sale of assets and businesses	584	(4,803)
Costs related to extinguishment of debt	-	16,831
Stock-based compensation expense	62,741	55,548
Provision for asset impairment	-	7,195
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(155,142)	(29,079)
Accrued interest	529	3,714
Accrued and deferred income taxes	(4,900)	(52,727)
Other working capital accounts	(173,903)	52,616
Medicare accelerated payments and deferred CARES Act and other grants	2,921	(697,393)
Other assets and deferred charges	22,219	(34,038)
Other	(23,358)	9,607
Accrued insurance expense, net of commercial premiums paid	134,908	140,702
Payments made in settlement of self-insurance claims	(88,001)	(60,069)
Net cash provided by operating activities	698,719	561,675

Cash Flows from Investing Activities:
Property and equipment additions	(569,555)	(666,025)
Proceeds received from sales of assets and businesses	12,001	21,143
Acquisition of businesses and property	(18,666)	(39,391)
Inflows from foreign exchange contracts that hedge our net U.K. investment	177,214	4,261
Decrease in capital reserves of commercial insurance subsidiary	100	100
Costs incurred for purchase of information technology applications, net of refunds	-	20,202
Net cash used in investing activities	(398,906)	(659,710)

Cash Flows from Financing Activities:
Repayments of long-term debt	(194,115)	(3,026,888)
Additional borrowings, net	705,321	2,912,374
Financing costs	(2,541)	(17,967)
Repurchase of common shares	(723,384)	(770,665)
Dividends paid	(44,192)	(50,284)
Issuance of common stock	10,399	10,108
Profit distributions to noncontrolling interests	(5,426)	(5,744)
Purchase (sale) of ownership interests by (from) minority members	(49,089)	13,046
Net cash used in financing activities	(303,027)	(936,020)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,339)	(682)

Decrease in cash, cash equivalents and restricted cash	(13,553)	(1,034,737)
Cash, cash equivalents and restricted cash, beginning of period	178,934	1,279,154
Cash, cash equivalents and restricted cash, end of period	$165,381	$244,417

Supplemental Disclosures of Cash Flow Information:
Interest paid	$78,992	$58,719
Income taxes paid, net of refunds	$182,091	$286,376
Noncash purchases of property and equipment	$97,264	$73,428
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended September 30, 2022. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

The nationwide shortage of nurses and other clinical staff and support personnel has been a significant operating issue facing us and other healthcare providers. Like others in the healthcare industry, we continue to experience a shortage of nurses and other clinical staff and support personnel at our acute care and behavioral health care hospitals in many geographic areas. In some areas, the labor scarcity is putting a strain on our resources and staff, which has required us to utilize higher‑cost temporary labor and pay premiums above standard compensation for essential workers. This staffing shortage has required us to hire expensive temporary personnel and/or enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel. At certain facilities, particularly within our behavioral health care segment, we have been unable to fill all vacant positions and, consequently, have been required to limit patient volumes. These factors had a material unfavorable impact on our results of operations during the first nine months of 2022.

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

(2) Relationship with Universal Health Realty Income Trust and Other Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At September 30, 2022, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. The advisory agreement was renewed by the Trust for 2022 at the same rate as the prior three years, providing for an advisory fee computation at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $1.3 million and $1.1 million during the three-month periods ended September 30, 2022 and 2021, respectively, and approximately $3.8 million and $3.3 million during the nine-month periods ended September 30, 2022 and 2021, respectively.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust, which is included in other income, net, on the accompanying consolidated statements of income for each period was approximately $275,000 and $276,000 during the three-month periods ended September 30, 2022 and 2021, respectively, and approximately $882,000 and $977,000 during the nine-month periods ended September 30, 2022 and 2021, respectively. Included in our share of the Trust’s income for the nine-month period ended September 30, 2021 was a gain realized by the Trust in connection with a divestiture of property that was completed during the second quarter of 2021. We received dividends from the Trust amounting to $559,000 and $552,000 during the three-month periods ended September 30, 2022 and 2021, respectively, and $1.7 million during each of the nine-month periods ended September 30, 2022 and 2021. The carrying value of our investment in the Trust was approximately $8.6 million and $9.4 million at September 30, 2022 and December 31, 2021, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $34.0 million at September 30, 2022 and $46.8 million at December 31, 2021, based on the closing price of the Trust’s stock on the respective dates.

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

The asset purchase and sale transaction was accounted for as a financing arrangement and, since we did not derecognize the real property related to Aiken and Canyon Creek, we will continue to depreciate the assets.  Our consolidated balance sheet as of September 30, 2022 reflects a financial liability of $81.7 million, which is included in debt, related to this transaction.  Our monthly lease payments payable to the Trust will be recorded to interest expense and as a reduction to the outstanding financial liability.

The aggregate rental for the leases on the four wholly-owned hospital facilities with the Trust was approximately $5 million and $15 million during the three and nine months ended September 30, 2022, respectively.  The aggregate rental for the leases on the three wholly-owned hospital facilities with the Trust was approximately $4 million and $13 million during the three and nine months ended September 30, 2021, respectively.

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

In addition, we are the managing, majority member in a joint venture with an unrelated third-party that operates Clive Behavioral Health, a 100-bed behavioral health care facility located in Clive, Iowa. The real property of this newly constructed facility, which was completed and opened in late 2020, is also leased from the Trust pursuant to the lease terms as provided in the table below. The rental on this facility was approximately $657,000 and $631,000 for the three months ended September 30, 2022 and 2021, respectively, and approximately $2.0 million and $1.8 million for the nine months ended September 30, 2022 and 2021, respectively. In connection with the lease on this facility, the joint venture has the right to purchase the leased facility from the Trust at its appraised fair market value upon either of the following: (i) by providing notice at least 270 days prior to the end of the lease terms or any renewal terms, or; (ii) upon 30 days’ notice anytime within 12 months of a change of control of the Trust. Additionally, the joint venture has rights of first offer to purchase the facility prior to any third-party sale.

The table below provides certain details for each of the hospitals leased from the Trust as of September 30, 2022:

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

In January, 2022, the Trust commenced construction on a new 86,000 rentable square feet multi-tenant MOB that is located on the campus of Northern Nevada Sierra Medical Center in Reno, Nevada. Northern Nevada Sierra Medical Center, a 170-bed newly constructed acute care hospital owned and operated by a wholly-owned subsidiary of ours, was completed and opened in April, 2022. In connection with this MOB, which is expected to be completed and opened during the first quarter of 2023, a ground lease and a master flex lease was executed between a wholly-owned subsidiary of ours and the Trust, pursuant to the terms of which our subsidiary will master lease approximately 68% of the rentable square feet of the MOB at an initial minimum rent of $1.3 million annually.  The master flex lease could be reduced during the term if certain conditions are met.

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

In August, 2015, Marc D. Miller, our President and Chief Executive Officer and member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance.  During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO. Also in connection with this GPO agreement, we received shares of restricted stock of Premier which vested ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO. During the third quarter of 2020, we entered into an agreement with Premier pursuant to the terms of which, among other things, our ownership interest in Premier was converted into shares of Class A Common Stock of Premier. We have elected to retain a portion of the previously vested shares of Premier, the market value of which is included in other assets on our consolidated balance sheet. Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier was approximately $76 million and $92 million as of September 30, 2022 and December 31, 2021, respectively.  Any change in market value of our Premier shares since December 31, 2021 was recorded as an unrealized gain/loss and included in “Other (income) expense, net” in our condensed consolidated statements of income for the three and nine-month periods ended September 30, 2022. Additionally, Premier declared and paid quarterly cash dividends during each of the first three quarters of 2022 and 2021. Our share of the cash dividends amounted to approximately $470,000 and $400,000 for the three-month periods ended September 30, 2022 and 2021, respectively, and approximately $1.4 million and $1.3 million for the nine-month periods ended September 30, 2022 and 2021, respectively.  The dividends are included in “Other (income) expense, net” in our condensed consolidated statements of income.

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

As of September 30, 2022, outside owners held noncontrolling, minority ownership interests of: (i) approximately 7% in an acute care facility located in Texas; (ii) 49%, 20%, 30%, 20%, 25%, 48% and 26% in seven behavioral health care facilities located in Arizona, Pennsylvania, Ohio, Washington, Missouri, Iowa and Michigan, respectively, and; (iii) approximately 5% in an acute care facility located in Nevada. The noncontrolling interest and redeemable noncontrolling interest balances of $49 million and $5 million, respectively, as of September 30, 2022, consist primarily of the third-party ownership interests in these hospitals.

In August 2022, we purchased the 20% noncontrolling ownership interest in a hospital majority owned by us, located in Washington D.C. for $51 million.  We now have 100% ownership interest in the hospital.  The noncontrolling interest balance was reclassified to retained earnings as of September 30, 2022 and is included in common stockholders’ equity in the accompanying condensed consolidated balance sheet and in retained earnings in the accompanying condensed consolidated statements of changes in equity.

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

(4) Treasury

Credit Facilities and Outstanding Debt Securities:

In June, 2022 we entered into a ninth amendment to our credit agreement dated as of November 15, 2010, as amended and restated as of September, 2012, August, 2014, October, 2018, August, 2021, and September, 2021, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, (the “Credit Agreement”).  The ninth amendment provided for, among other things, the following: (i) a new incremental tranche A term loan facility in the aggregate principal amount of $700 million which is scheduled to mature on August 24, 2026, and; (ii) replaces the option to make Eurodollar borrowings (which bear interest by reference to the LIBOR Rate) with Term Benchmark Loans, which will bear interest by reference to the Secured Overnight Financing Rate (“SOFR”).  The net proceeds generated from the incremental tranche A term loan facility were used to repay a portion of the borrowings that were previously outstanding under our revolving credit facility.

In September, 2021 we entered into an eighth amendment to our Credit Agreement which modified the definition of “Adjusted LIBO Rate”.

In August, 2021 we entered into a seventh amendment to our Credit Agreement which, among other things, provided for the following:

o

a $1.2 billion aggregate amount revolving credit facility, which is scheduled to mature on August 24, 2026, representing an increase of $200 million over the $1.0 billion previous commitment. As of September 30, 2022, this facility had $189 million of borrowings outstanding and $1.007 billion of available borrowing capacity, net of $4 million of outstanding letters of credit;

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

The terms of the tranche A term loan facility, as amended, which had $2.353 billion of outstanding borrowings as of September 30, 2022, provides for installment payments of $15.0 million per quarter during the period of September, 2022 through September, 2023, and $30.0 million per quarter during the period of December, 2023 through June, 2026. The unpaid principal balance at June 30, 2026 is payable on the August 24, 2026 scheduled maturity date of the Credit Agreement.

Revolving credit and tranche A term loan borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month SOFR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month SOFR rate plus 0.1% (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625%. As of September 30, 2022, the applicable margins were 0.50% for ABR-based loans and 1.50% for SOFR-based loans under the revolving credit and term loan A facilities.  The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens, indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of September 30, 2022 and December 31, 2021.

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

In April, 2021 our accounts receivable securitization program (“Securitization”) was amended (the eighth amendment) to: (i) reduce the aggregate borrowing commitments to $20 million (from $450 million previously); (ii) slightly reduce the borrowing rates and commitment fee, and; (iii) extend the maturity date to April 25, 2022.  In April, 2022, the Securitization was amended (the ninth amendment) to extend the maturity date to July 22, 2022. In July, 2022, the Securitization was amended (the tenth amendment) to extend the maturity date to September 20, 2022. In September, 2022, the Securitization was amended (the eleventh amendment) to extend the maturity date to December 20, 2022. Substantially all other material terms and conditions remained unchanged. There were no borrowings outstanding pursuant to the Securitization as of September 30, 2022.

On September 13, 2021, we redeemed $400 million of aggregate principal amount of 5.00% senior secured notes, that were scheduled to mature on June 1, 2026, at 102.50% of the aggregate principal, or $410 million.

As of September 30, 2022, we had combined aggregate principal of $2.0 billion from the following senior secured notes:

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

As discussed in Note 2 to the Consolidated Financial Statements-Relationship with Universal Health Realty Income Trust and Other Related Party Transactions, on December 31, 2021, we (through wholly-owned subsidiaries of ours) entered into an asset purchase and sale agreement with Universal Health Realty Income Trust (the “Trust”).  Pursuant to the terms of the agreement, which was amended during the first quarter of 2022, we, among other things, transferred to the Trust, the real estate assets of Aiken Regional Medical Center (“Aiken”) and Canyon Creek Behavioral Health (“Canyon Creek”).  In connection with this transaction, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases, as amended, (with the Trust as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033.  As a result of our purchase option within the Aiken and Canyon Creek lease agreements, this asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust are recorded to interest expense and as a reduction of the outstanding financial liability, and the amount allocated to interest expense is determined based upon our incremental borrowing rate and the outstanding financial liability. In connection with this transaction, our Consolidated Balance Sheets at September 30, 2022 and December 31, 2021 reflect financial liabilities, which are included in debt, of approximately $82 million as of each date.

At September 30, 2022, the carrying value and fair value of our debt were approximately $4.7 billion and $4.3 billion, respectively.   At December 31, 2021, the carrying value and fair value of our debt were each approximately $4.2 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Foreign Currency Forward Exchange Contracts:

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. In connection with these forward exchange contracts, we recorded net cash inflows of $177 million and $4 million during the nine-month periods ended September 30, 2022 and 2021, respectively.

Derivatives Hedging Relationships:

The following table presents the effects of our foreign currency foreign exchange contracts on our results of operations for the three and nine-month periods ended September 30, 2022 and 2021 (in thousands):

	Gain/(Loss) recognized in AOCI
	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Net Investment Hedge relationships
Foreign currency foreign exchange contracts	$120,043	$26,152	$201,619	$(4,879)

No other gains or losses were recognized in income related to derivatives in Subtopic 815-20.

Cash, Cash Equivalents and Restricted Cash:

Cash, cash equivalents, and restricted cash as reported in the condensed consolidated statements of cash flows are presented separately on our condensed consolidated balance sheets as follows (in thousands):

	September 30,	September 30,	December 31,
	2022	2021	2021
Cash and cash equivalents	$74,571	$189,743	$115,301
Restricted cash (a)	90,810	54,674	63,633
Total cash, cash equivalents and restricted cash	$165,381	$244,417	$178,934

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	September 30, 2022	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	106,360	Other assets	106,360
Certificates of deposit	2,200	Other assets		2,200
Equity securities	75,777	Other assets	75,777
Deferred compensation assets	36,343	Other assets	36,343
Foreign currency exchange contracts	25,762	Other current assets		25,762
	$246,442		$218,480	$27,962	-
Liabilities:
Deferred compensation liability	36,343	Other noncurrent liabilities	36,343
	$36,343		$36,343	-	-

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2021	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	79,900	Other assets	79,900
Certificates of deposit	2,300	Other assets		2,300
Equity securities	91,919	Other assets	91,919
Deferred compensation assets	45,759	Other assets	45,759
Foreign currency exchange contracts	1,357	Other current assets		1,357
	$221,235		$217,578	$3,657	-
Liabilities:
Deferred compensation liability	45,759	Other noncurrent liabilities	$45,759
	$45,759		$45,759	-	-

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

As of September 30, 2022, the total net accrual for our professional and general liability claims was $388 million, of which $74 million was included in current liabilities.  As of December 31, 2021, the total net accrual for our professional and general liability claims was $349 million, of which $74 million was included in current liabilities.

As a result of unfavorable trends experienced during 2022 and 2021, our results of operations included pre-tax increases to our reserves for self-insured professional and general liability claims amounting to approximately $16 million during the nine-month period ended September 30, 2022 (recorded during the second quarter of 2022) and $41 million during the nine-month period ended September 30, 2021 ($36 million and $5 million recorded during the second and third quarters of 2021, respectively). Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimates of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Given our significant self-insured exposure for professional and general liability claims, there can be no assurance that a sharp increase in the number and/or severity of claims asserted against us will not have a material adverse effect on our future results of operations.

As of September 30, 2022, the total accrual for our workers’ compensation liability claims was $123 million, $55 million of which was included in current liabilities. As of December 31, 2021, the total accrual for our workers’ compensation liability claims was $115 million, $55 million of which was included in current liabilities.

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

Certain legal matters are described below:

Litigation:

Knight v. Miller, et. al.

In July 2021, a shareholder derivative lawsuit was filed by plaintiff, Robin Knight, in the Chancery Court in Delaware against the members of the Board of Directors of the Company as well as certain officers (C.A. No.: 2021-0581-SG).  The Company was named as a nominal defendant. The lawsuit alleges that in March 2020 stock options were awarded with exercise prices that did not reflect the Company’s fundamentals and business prospects, and in anticipation of future market rebound resulting in excessive gains. The lawsuit makes claims of breaches of fiduciary duties, waste of corporate assets, and unjust enrichment.  The lawsuit seeks monetary damages allegedly incurred by the Company, disgorgement of the March 2020 stock awards as well as any proceeds derived therefrom and unspecified equitable relief.  Defendants deny the allegations. We filed a motion to dismiss the complaint and the court granted part and denied part of our motion. During the third quarter of 2022, we have reached a preliminary settlement, which will not have a material impact on our consolidated financial statements, pending finalization of certain outstanding items, preparation of settlement documentation and court approval. We are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter in the event the settlement is not finalized and approved by the court.

The George Washington University v. Universal Health Services, Inc., et. al.

In December 2019, The George Washington University (“University”) filed a lawsuit in the Superior Court for the District of Columbia against Universal Health Services, Inc. as well as certain subsidiaries and individuals associated with the ownership and management of The George Washington University Hospital (“GW Hospital”) in Washington, D.C. (case No. 2019 CA 008019 B).  The lawsuit claimed that UHS failed to provide sufficient financial compensation to the University under the terms of various agreements entered into in 1997 between the University and UHS for the joint venture ownership of GW Hospital.  The lawsuit included claims for breach of contract, breach of fiduciary duty, and unjust enrichment.  We denied liability and defended this matter vigorously. We filed a motion to dismiss the complaint. In June 2020, the Court granted the motion in part dismissing the majority of the claims against UHS.

During the second quarter of 2022 the parties reached a settlement which was subject to regulatory approval from the District of Columbia’s State Health Planning and Development Agency.  Regulatory approval was granted during the third quarter of 2022 at which time the settlement was finalized and the litigation was dismissed.  The settlement, which did not have a material impact on our consolidated financial statements, provided for, among other things: (i) the purchase by us of the University’s 20% minority ownership interest in GW Hospital; (ii) a new ground lease related to GW Hospital, and; (iii) annual payments from us to the University for academic mission support and trademark royalties.

Disproportionate Share Hospital Payment Matter:

In late September, 2015, many hospitals in Pennsylvania, including certain of our behavioral health care hospitals located in the state, received letters from the Pennsylvania Department of Human Services (the “Department”) demanding repayment of allegedly excess Medicaid Disproportionate Share Hospital payments (“DSH”), primarily consisting of managed care payments characterized as DSH payments, for the federal fiscal year (“FFY”) 2011 amounting to approximately $4 million in the aggregate. Since that time, certain of our behavioral health care hospitals in Pennsylvania have received similar requests for repayment for alleged DSH overpayments for FFYs 2012 through 2015. For FFY 2012, the claimed overpayment amounts to approximately $4 million. For FY 2013, FY 2014 and FY 2015 the initial claimed overpayments and attempted recoupment by the Department were approximately $7 million, $8 million and $7 million, respectively. The Department has agreed to a change in methodology which, upon confirmation of the underlying data being accepted by the Department, could reduce the initial claimed overpayments for FY 2013, FY 2014 and FY 2015 to approximately $2 million, $2 million and $3 million, respectively. We filed administrative appeals for all of our facilities contesting the recoupment efforts for FFYs 2011 through 2015 as we believe the Department’s calculation methodology is inaccurate and conflicts with applicable federal and state laws and regulations. The Department has agreed to postpone the recoupment of the state’s share for FY 2011 to 2013 until all hospital appeals are resolved but started recoupment of the federal share. For FY 2014 and FY 2015, the Department has initiated the recoupment of the alleged overpayments. Starting in FY 2016, the first full fiscal year after the January 1, 2015 effective date of Medicaid expansion in Pennsylvania, the Department no longer characterized managed care payments received by the hospitals as DSH payments. We can provide no assurance that we will ultimately be successful in our legal and administrative appeals related to the Department’s repayment demands.  If our legal and administrative appeals are unsuccessful, our future consolidated results of operations and financial condition could be adversely impacted by these repayments.

Boley, et al. v. UHS, et al.

Former UHS subsidiary facility employees Mary K. Boley, Kandie Sutter, and Phyllis Johnson, individually and on behalf of a putative class of participants in the UHS Retirement Savings Plan (the “Plan”), filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania against UHS, the Board of Directors of UHS, and the “Plan Committee” of UHS (Case No. 2:20-cv-02644).  In subsequent amended complaints, Plaintiffs have dropped the Board of Directors and the “Plan Committee” as defendants and added the UHS Retirement Plans Investment Committee as a new defendant.  Plaintiffs allege that UHS breached its fiduciary duties under the Employee Retirement Income Security Act (“ERISA”) by offering to participants in the Plan overly expensive investment options when less expensive investment options were available in the marketplace; caused participants to pay excessive recordkeeping fees associated with the Plan; breached its duty to monitor appointed fiduciaries and: in the alternative, engaged in a “knowing breach of trust” separate from the alleged violations under ERISA.  UHS disputes Plaintiffs’ allegations and is actively defending against Plaintiffs’ claims.  UHS’ motion for partial dismissal of Plaintiffs’ claims was denied by the Court.  In March 2021, the Court granted Plaintiffs’ motion for class certification. Although the Third Circuit Court of Appeal agreed to hear an appeal of the trial court’s order granting class certification, the appeal was denied and the class certification was affirmed. As a result, the stay of the case in the trial court pending conclusion of the appellate proceedings has been lifted. We maintain commercial insurance coverage for claims of this nature, subject to specified deductibles and limitations. During the third quarter of 2022, the parties have reached a preliminary settlement, within the policy limitations of our commercial insurance coverage after satisfaction of specified deductibles, pending preparation, execution and finalization of settlement documents as well as court approval of the settlement. We are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter in the event the preliminary settlement is not finalized and approved by the court.

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

	Three months ended September 30, 2022
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$9,875,794	$2,582,448	$-	$12,458,242
Gross outpatient revenues	$6,379,324	$248,167	$-	$6,627,491
Total net revenues	$1,919,678	$1,434,828	$(18,479)	$3,336,027
Income/(loss) before allocation of corporate overhead and income taxes	$129,241	$237,949	$(132,978)	$234,212
Allocation of corporate overhead	$(63,242)	$(44,882)	$108,124	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$65,999	$193,067	$(24,854)	$234,212
Total assets as of September 30, 2022	$6,039,787	$7,336,437	$2,676	$13,378,900

	Nine months ended September 30, 2022
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$29,821,756	$7,580,475		$37,402,231
Gross outpatient revenues	$18,360,902	$773,769		$19,134,671
Total net revenues	$5,707,510	$4,235,215	$9,665	$9,952,390
Income/(loss) before allocation of corporate overhead and income taxes	$372,981	$693,694	$(422,750)	$643,925
Allocation of corporate overhead	$(188,739)	$(134,946)	$323,685	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$184,242	$558,748	$(99,065)	$643,925
Total assets as of September 30, 2022	$6,039,787	$7,336,437	$2,676	$13,378,900

	Three months ended September 30, 2021
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$9,497,975	$2,470,401	$0	$11,968,376
Gross outpatient revenues	$5,343,246	$242,976	$0	$5,586,222
Total net revenues	$1,822,027	$1,328,293	$5,679	$3,155,999
Income/(loss) before allocation of corporate overhead and income taxes	$208,638	$197,779	$(119,527)	$286,890
Allocation of corporate overhead	$(58,452)	$(43,120)	$101,572	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$150,186	$154,659	$(17,955)	$286,890
Total assets as of September 30, 2021	$5,295,533	$7,106,832	$444,488	$12,846,853

	Nine months ended September 30, 2021
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$27,279,494	$7,471,742	$0	$34,751,236
Gross outpatient revenues	$15,281,854	$756,068	$0	$16,037,922
Total net revenues	$5,271,000	$4,075,127	$20,739	$9,366,866
Income/(loss) before allocation of corporate overhead and income taxes	$600,419	$753,681	$(367,535)	$986,565
Allocation of corporate overhead	$(174,786)	$(129,169)	$303,955	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$425,633	$624,512	$(63,580)	$986,565
Total assets as of September 30, 2021	$5,295,533	$7,106,832	$444,488	$12,846,853

(a)

Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $167 million and $174 million for the three-month periods ended September 30, 2022 and 2021, respectively, and approximately $516 million and $511 million for the nine-month periods ended September 30, 2022 and 2021, respectively.  Total assets at our U.K. behavioral health care facilities were approximately $1.119 billion and $1.338 billion as of September 30, 2022 and 2021, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Basic and Diluted:
Net income attributable to UHS	$182,814	$218,351	$500,789	$752,466
Less: Net income attributable to unvested restricted share grants	(179)	(396)	(592)	(1,609)
Net income attributable to UHS – basic and diluted	$182,635	$217,955	$500,197	$750,857

Weighted average number of common shares - basic	72,595	82,262	73,769	83,756
Net effect of dilutive stock options and grants based on the treasury stock method	465	1,411	743	1,275
Weighted average number of common shares and equivalents - diluted	73,060	83,673	74,512	85,031
Earnings per basic share attributable to UHS:	$2.52	$2.65	$6.78	$8.96
Earnings per diluted share attributable to UHS:	$2.50	$2.60	$6.71	$8.83

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 6.7 million for the three months ended September 30, 2022 and 6.0 million for the nine months ended September 30, 2022.  The excluded weighted-average stock options totaled 4.1 million for the three months ended September 30, 2021 and 4.3 million for the nine months ended September 30, 2021.  All classes of our common stock have the same dividend rights.

Stock-Based Compensation:

During the three-month periods ended September 30, 2022 and 2021, pre-tax compensation costs of $15.8 million and $14.6 million, respectively, was recognized related to outstanding stock options.  During the nine-month periods ended September 30, 2022 and 2021, pre-tax compensation costs of $48.6 million and $44.8 million, respectively, was recognized related to outstanding stock options.  In addition, during the three-month periods ended September 30, 2022 and 2021, pre-tax compensation cost of approximately $4.9 million and $3.5 million, respectively, was recognized related to restricted stock awards, restricted stock units and performance based restricted stock units. During the nine-month periods ended September 30, 2022 and 2021, pre-tax compensation cost of approximately $13.0 million and $9.6 million, respectively, was recognized related to restricted stock awards, restricted stock units and performance based restricted stock units. As of September 30, 2022 there was approximately $170.0 million of unrecognized compensation cost related to unvested options, restricted stock awards, restricted stock units and performance based restricted stock units which is expected to be recognized over the remaining weighted average vesting period of 2.8 years. There were 1,828,573 stock options granted during the first nine months of 2022 with a weighted-average grant date fair value of $45.63 per option. There were an aggregate of 250,089 restricted units granted during the first nine months of 2022, including 73,782 performance based restricted stock units, with a weighted-average grant date fair value of $142.70 per share.

The expense associated with stock-based compensation arrangements is a non-cash charge. In the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $62.7 million and $55.5 million during the nine-month periods ended September 30, 2022 and 2021.

(9) Dispositions and acquisitions

Nine-month period ended September 30, 2022:

Acquisitions:

During the first nine months of 2022, we spent $19 million on the acquisition of businesses and property. In addition, in August, we spent $51 million to acquire the 20% noncontrolling ownership interest in a hospital majority owned by us, located in Washington D.C.

Divestitures:

During the first nine months of 2022, we received $12 million from the sales of assets and businesses.

Nine-month period ended September 30, 2021:

Acquisitions:

During the first nine months of 2021, we spent $39 million to acquire a 22-bed micro hospital located in Las Vegas, Nevada.

Divestitures:

During the first nine months of 2021, we received $21 million from the sale of our equity interest in a business.

(10) Dividends

We declared and paid dividends of $14.6 million, or $.20 per share, during the third quarter of 2022 and $16.4 million, or $.20 per share, during the third quarter of 2021. We declared and paid dividends of $44.2 million, or $.60 per share during the nine-month period ended September 30, 2022 and $50.3 million, or $.60 per share, during the nine-month period ended September 30, 2021.   Included in the amounts above were dividend equivalents applicable to unvested restricted stock units which were accrued during 2022 and 2021 and will be, or were, paid upon vesting of the restricted stock unit.

(11) Income Taxes

Our effective income tax rates were 24.5% and 23.5% during the three-month periods ended September 30, 2022, and 2021, respectively, and 24.4% and 23.6% during the nine-month periods ended September 30, 2022, and 2021, respectively.  The increase in the effective tax rates during the three and nine-month periods ended September 30, 2022, as compared to the comparable periods of 2021, was primarily due to the decreases in net income attributable to noncontrolling interests during the three and nine-month periods ended September 30, 2022, as compared to the comparable periods of 2021.

The global intangible low-taxed income (“GILTI”) provisions from the TCJA-17 require the inclusion of the earnings of certain foreign subsidiaries in excess of an acceptable rate of return on certain assets of the respective subsidiaries in our U.S. tax return for tax years beginning after December 31, 2017.  An accounting policy election was made during 2018 to treat taxes related to GILTI as a period cost when the tax is incurred. We recorded a GILTI tax provision of zero for the nine months ended September 30, 2022 and 2021.

On August 16, 2022, the U.S. federal government enacted the Inflation Reduction Act of 2022 (“the Act”). The Act includes tax provisions, among other things, which implements (i) a 15 percent minimum tax on book income of certain large corporations; (ii) a one percent excise tax on net stock repurchases, and; (iii) several tax incentives to promote clean energy. We do not expect the Act to have a material impact on our income tax provision.

As of January 1, 2022, our unrecognized tax benefits were approximately $2 million. The amount, if recognized, that would favorably affect the effective tax rate is approximately $2 million. During the nine months ended September 30, 2022, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of September 30, 2022, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for 2018 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months.  It is reasonably possible that the amount of uncertain tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. Our tax returns have been examined by the Internal Revenue Service (“IRS”) through the year ended December 31, 2006. We believe that adequate accruals have been provided for federal, foreign and state taxes.

(12) Revenue

We recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Our estimate for amounts not expected to be collected based on historical experience will continue to be recognized as a reduction to net revenue. However, subsequent changes in estimate of collectability due to a change in the financial status of a payer, for example a bankruptcy, will be recognized as bad debt expense in operating charges.

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

The following table disaggregates our revenue by major source for the three and nine-month periods ended September 30, 2022 and 2021 (in thousands):

	For the three months ended September 30, 2022
	Acute Care		Behavioral Health		Other	Total
Medicare	$314,785	16%	$86,125	6%		$400,910	12%
Managed Medicare	305,239	16%	78,554	5%		383,793	12%
Medicaid	200,656	10%	195,656	14%		396,312	12%
Managed Medicaid	213,723	11%	373,456	26%		587,179	18%
Managed Care (HMO and PPOs)	631,670	33%	363,442	25%		995,112	30%
UK Revenue	0	0%	166,843	12%		166,843	5%
Other patient revenue and adjustments, net	38,427	2%	115,969	8%		154,396	5%
Other non-patient revenue	215,178	11%	54,783	4%	(18,479)	251,482	8%
Total Net Revenue	$1,919,678	100%	$1,434,828	100%	$(18,479)	3,336,027	100%

	For the nine months ended September 30, 2022
	Acute Care		Behavioral Health		Other	Total
Medicare	$970,060	17%	$248,987	6%		$1,219,047	12%
Managed Medicare	944,072	17%	213,281	5%		1,157,353	12%
Medicaid	540,590	9%	554,970	13%		1,095,560	11%
Managed Medicaid	547,452	10%	1,071,792	25%		1,619,244	16%
Managed Care (HMO and PPOs)	1,898,040	33%	1,104,658	26%		3,002,698	30%
UK Revenue	0	0%	516,166	12%		516,166	5%
Other patient revenue and adjustments, net	204,660	4%	362,697	9%		567,357	6%
Other non-patient revenue	602,636	11%	162,664	4%	9,665	774,965	8%
Total Net Revenue	$5,707,510	100%	$4,235,215	100%	$9,665	$9,952,390	100%

	For the three months ended September 30, 2021
	Acute Care		Behavioral Health		Other	Total
Medicare	$310,483	17%	$96,219	7%		$406,702	13%
Managed Medicare	280,674	15%	66,249	5%		346,923	11%
Medicaid	136,989	8%	146,281	11%		283,270	9%
Managed Medicaid	176,497	10%	326,789	25%		503,286	16%
Managed Care (HMO and PPOs)	674,396	37%	349,275	26%		1,023,671	32%
UK Revenue	0	0%	173,728	13%		173,728	6%
Other patient revenue and adjustments, net	69,935	4%	117,442	9%		187,377	6%
Other non-patient revenue	173,053	9%	52,310	4%	5,679	231,042	7%
Total Net Revenue	$1,822,027	100%	$1,328,293	100%	$5,679	$3,155,999	100%

	For the nine months ended September 30, 2021
	Acute Care		Behavioral Health		Other	Total
Medicare	$954,207	18%	$277,438	7%		$1,231,645	13%
Managed Medicare	830,627	16%	185,323	5%		1,015,950	11%
Medicaid	418,335	8%	526,945	13%		945,280	10%
Managed Medicaid	473,256	9%	995,749	24%		1,469,005	16%
Managed Care (HMO and PPOs)	1,862,012	35%	1,070,165	26%		2,932,177	31%
UK Revenue	0	0%	510,614	13%		510,614	5%
Other patient revenue and adjustments, net	248,342	5%	366,669	9%		615,011	7%
Other non-patient revenue	484,221	9%	142,224	3%	20,739	647,184	7%
Total Net Revenue	$5,271,000	100%	$4,075,127	100%	$20,739	$9,366,866	100%

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

Five of our hospital facilities are held under operating leases with Universal Health Realty Income Trust with two leases expiring in 2026, two expiring in 2033 and one expiring in 2040 (see Note 2 for additional disclosure). We are also the lessee of the real property of certain facilities from unrelated third parties.

Supplemental cash flow information related to leases for the nine-month periods ended September 30, 2022 and 2021 are as follows (in thousands):

	Nine months ended September 30,
	2022	2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$93,153	$88,113
Operating cash flows from finance leases	$2,986	$3,507
Financing cash flows from finance leases	$2,621	$2,315

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$145,446	$20,292
Finance leases	$1,066	$7,690

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

As of September 30, 2022, we owned and/or operated 359 inpatient facilities and 41 outpatient and other facilities including the following located in 39 U.S states, Washington, D.C., the United Kingdom and Puerto Rico:

Acute care facilities located in the U.S.:

•	28 inpatient acute care hospitals;
•	21 free-standing emergency departments, and;
•	7 outpatient centers & 1 surgical hospital.

Behavioral health care facilities (331 inpatient facilities and 12 outpatient facilities):

Located in the U.S.:

•	185 inpatient behavioral health care facilities, and;
•	10 outpatient behavioral health care facilities.

Located in the U.K.:

•	143 inpatient behavioral health care facilities, and;
•	2 outpatient behavioral health care facilities.

Located in Puerto Rico:

•	3 inpatient behavioral health care facilities.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 58% during each of the three-month periods ended September 30, 2022 and 2021, and 57% and 56% during the nine-month periods ended September 30, 2022 and 2021, respectively. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 43% and 42% of our consolidated net revenues during the three-month period ended September 30, 2022 and 2021, respectively, and 43% and 44% during the nine-month periods ended September 30, 2022 and 2021, respectively.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $167 million and $174 million during the three-month periods ended September 30, 2022 and 2021, respectively, and $516 million and $511 million during the nine-month periods ended September 30, 2022 and 2021, respectively.  Total assets at our U.K. behavioral health care facilities were approximately $1.119 billion as of September 30, 2022 and $1.351 billion as of December 31, 2021.

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

•

the impact of the COVID-19 pandemic, which began during the second half of March, 2020, has had a material effect on our operations and financial results since that time. The length and extent of the disruptions caused by the COVID‑19 pandemic are currently unknown; however, we expect such disruptions to continue into the future. Since the future volumes and severity of COVID-19 patients remain highly uncertain and subject to change, including potential increases in future COVID-19 patient volumes caused by new variants of the virus, as well as related pressures on staffing and wage rates, we are not able to fully quantify the impact that these factors will have on our future financial results.  However, developments related to the COVID-19 pandemic could continue to materially affect our financial performance. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts on our financial condition and our results of operations as a result of its macroeconomic impact, and many of our known risks described in the Risk Factors sections of our Annual Report on Form 10-K for the year ended December 31, 2021;

•

the nationwide shortage of nurses and other clinical staff and support personnel has been a significant operating issue facing us and other healthcare providers. Like others in the healthcare industry, we continue to experience a shortage of nurses and other clinical staff and support personnel at our acute care and behavioral health care hospitals in many geographic areas. In some areas, the labor scarcity is putting a strain on our resources and staff, which has required us to utilize higher‑cost temporary labor and pay premiums above standard compensation for essential workers. This staffing shortage has required us to hire expensive temporary personnel and/or enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel. At certain facilities, particularly within our behavioral health care segment, we have been unable to fill all vacant positions and, consequently, have been required to limit patient volumes. These factors, which had a material unfavorable impact on our results of operations during the first nine months of 2022, are expected to continue to have an unfavorable material impact on our results of operations for the foreseeable future;

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
•

an increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. For example, Congress has reduced to $0 the penalty for failing to maintain health coverage that was part of the original Legislation as part of the Tax Cuts and Jobs Act. President Biden has undertaken and is expected to undertake additional executive actions that will strengthen the Legislation and reverse the policies of the prior administration.  To date, the Biden administration has issued executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the Legislation or the Medicaid program. The Inflation Reduction Act of 2022 (“IRA”) was passed on August 16, 2022, which among other things, allows for CMS to negotiate prices for certain single-

source drugs reimbursed under Medicare Part B and Part D.  The ARPA’s expansion of subsidies to purchase coverage through a Legislation exchange, which the IRA continued through 2025, is anticipated to increase exchange enrollment. The Trump Administration had directed the issuance of final rules (i) enabling the formation of association health plans that would be exempt from certain Legislation requirements such as the provision of essential health benefits, (ii) expanding the availability of short-term, limited duration health insurance, (iii) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level, (iv) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans and (v) incentivizing the use of health reimbursement arrangements by employers to permit employees to purchase health insurance in the individual market. The uncertainty resulting from these Executive Branch policies may have led to reduced Exchange enrollment in 2018, 2019 and 2020. It is also anticipated that these policies, to the extent that they remain as implemented, may create additional cost and reimbursement pressures on hospitals, including ours. In addition, there have been numerous political and legal efforts to expand, repeal, replace or modify the Legislation since its enactment, some of which have been successful, in part, in modifying the Legislation, as well as court challenges to the constitutionality of the Legislation. The U.S. Supreme Court rejected the latest such case on June 17, 2021, when the Court held in California v. Texas that the plaintiffs lacked standing to challenge the Legislation’s requirement to obtain minimum essential health insurance coverage, or the individual mandate.  The Court dismissed the case without specifically ruling on the constitutionality of the Legislation. As a result, the Legislation will continue to remain law, in its entirety, likely for the foreseeable future.  On September 7, 2022, the Legislation faced its most recent challenge when a Texas Federal District Court judge, in the case of Braidwood Management v. Becerra, ruled that a requirement that certain health plans cover services without cost sharing violates the Appointments Clause of the U.S. Constitution and that the coverage of certain HIV prevention medication violates the Religious Freedom Restoration Act. Any future efforts to challenge, replace or replace the Legislation or expand or substantially amend its provision is unknown.  See below in Sources of Revenue and Health Care Reform for additional disclosure;

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

•

as part of the CAA, Congress passed legislation aimed at preventing or limiting patient balance billing in certain circumstances. The CAA addresses surprise medical bills stemming from emergency services, out-of-network ancillary providers at in-network facilities, and air ambulance carriers. The legislation prohibits surprise billing when out-of-network emergency services or out-of-network services at an in-network facility are provided, unless informed consent is received.  In these circumstances providers are prohibited from billing the patient for any amounts that exceed in-network cost-sharing requirements. HHS, the Department of Labor and the Department of the Treasury have issued interim final rules, which begin to implement the legislation. The rules are expected to limit our ability to receive payment for services at usually higher out-of-network rates in certain circumstances and prohibit out-of-network payments in other circumstances. On February 28, 2022, a district judge in the Eastern District of Texas invalidated portions of the rule governing aspects of the Independent Dispute Resolution (“IDR”) process. In light of this decision, the government issued a final rule on August 19, 2022 eliminating the rebuttable presumption in favor of the qualifying payment amount (“QPA”) by the IDR entity and providing additional factors the IDR entity should consider when choosing between two competing offers.  On September 22, 2022, the Texas Medical Association filed a lawsuit challenging the IDR process provided in the updated final rule and alleging that the final rule unlawfully elevates the QPA above other factors the IDR entity must consider. The American Hospital Association and American Medical Association have announced their intent to join this case as amici supporting the Texas Medical Association;

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

•

the Budget Control Act of 2011 (the “2011 Act”) imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year with a uniform percentage reduction across all Medicare programs. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, continued the 2% reductions to Medicare reimbursement imposed under the 2011 Act. Recent legislation has suspended payment reductions through December 31, 2021 in exchange for extended cuts through 2030. Subsequent legislation extended the payment reduction suspension through March 31, 2022, with a 1% payment reduction from then until June 30, 2022 and the full 2% payment reduction thereafter.  We cannot predict whether Congress will restructure the implemented Medicare payment reductions or what other federal budget deficit reduction initiatives may be proposed by Congress going forward.  See below in 2019 Novel Coronavirus Disease Medicare and Medicaid Payment Related Legislation – Medicare Sequestration Relief, for additional disclosure related to the favorable effect the legislative extensions have had on our results of operations during 2020 and 2021;

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

•

in 2021, the rate of inflation in the United States began to increase and has since risen to levels not experienced in over 40 years. We are experiencing inflationary pressures, primarily in personnel costs, and we anticipate impacts on other cost areas within the next twelve months. The extent of any future impacts from inflation on our business and our results of operations will be dependent upon how long the elevated inflation levels persist and the extent to which the rate of inflation further increases, if at all, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, our expenses could increase faster than anticipated and we may utilize our capital resources sooner than expected. Further, given the complexities of the reimbursement landscape in which we operate, our payors may be unwilling or unable to increase reimbursement rates to compensate for inflationary impacts. Although we have hedged some of our floating rate indebtedness, the rapid increase in interest rates have increased our interest expense significantly increasing our expenses and reducing our free cash flow.  As such, the effects of inflation may adversely impact our results of operations, financial condition and cash flows;

•

we have exposure to fluctuations in foreign currency exchange rates, primarily the pound sterling. We have international subsidiaries that operate in the United Kingdom.  We routinely hedge our exposures to foreign currencies with certain financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations, but these hedges may be inadequate to protect us from currency exchange rate fluctuations. To the extent that these hedges are inadequate, our reported financial results or the way we conduct our business could be adversely affected. Furthermore, if a financial counterparty to our hedges experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience material financial losses, and;

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

Results of Operations

COVID-19, Clinical Staffing Shortage and Effects of Inflation:

The impact of the COVID-19 pandemic, which began during the second half of March, 2020, has had a material effect on our operations and financial results since that time. The length and extent of the disruptions caused by the COVID‑19 pandemic are currently unknown; however, we expect such disruptions to continue into the future. Since the future volumes and severity of COVID-19 patients remain highly uncertain and subject to change, including potential increases in future COVID-19 patient volumes caused by new variants of the virus, as well as related pressures on staffing and wage rates, we are not able to fully quantify the impact that these factors will have on our future financial results.  However, developments related to the COVID-19 pandemic could continue to materially affect our financial performance.

The healthcare industry is labor intensive and salaries, wages and benefits are subject to inflationary pressures, as are supplies expense and other operating expenses. In addition, the nationwide shortage of nurses and other clinical staff and support personnel has been a significant operating issue facing us and other healthcare providers. Like others in the healthcare industry, we continue to experience a shortage of nurses and other clinical staff and support personnel at our acute care and behavioral health care hospitals in many geographic areas. In some areas, the labor scarcity is putting a strain on our resources and staff, which has required us to utilize higher‑cost temporary labor and pay premiums above standard compensation for essential workers. This staffing shortage has required us to hire expensive temporary personnel and/or enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel. At certain facilities, particularly within our behavioral health care segment, we have been unable to fill all vacant positions and, consequently, have been required to limit patient volumes. These factors, which had a material unfavorable impact on our results of operations during the first nine months of 2022, are expected to continue to have an unfavorable material impact on our results of operations for the foreseeable future.

Although our ability to pass on increased costs associated with providing healthcare to Medicare and Medicaid patients is limited due to various federal, state and local laws which, in certain circumstances, limit our ability to increase prices, we have begun negotiating increased rates from commercial insurers to defray our increased cost of providing patient care.  In addition, we have implemented various productivity enhancement programs and cost reduction initiatives including, but not limited to, the following: team-based patient care initiatives designed to optimize the level of patient care services provided by our licensed nurses/clinicians; efforts to reduce utilization of, and rates paid for, premium pay labor; consolidation of medical supply vendors to increase purchasing discounts; review and reduction of clinical variation in connection with the utilization of medical supplies, and; various other efforts to increase productivity and/or reduce costs including investments in new information technology applications.

Financial results for the three-month periods ended September 30, 2022 and 2021:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended September 30, 2022 and 2021 (dollar amounts in thousands):

	Three months ended September 30, 2022		Three months ended September 30, 2021
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$3,336,027	100.0%	$3,155,999	100.0%
Operating charges:
Salaries, wages and benefits	1,677,431	50.3%	1,556,448	49.3%
Other operating expenses	837,241	25.1%	754,072	23.9%
Supplies expense	366,337	11.0%	367,834	11.7%
Depreciation and amortization	145,874	4.4%	134,462	4.3%
Lease and rental expense	33,264	1.0%	28,375	0.9%
Subtotal-operating expenses	3,060,147	91.7%	2,841,191	90.0%
Income from operations	275,880	8.3%	314,808	10.0%
Interest expense, net	35,653	1.1%	21,199	0.7%
Other (income) expense, net	6,015	0.2%	6,719	0.2%
Income before income taxes	234,212	7.0%	286,890	9.1%
Provision for income taxes	57,401	1.7%	67,515	2.1%
Net income	176,811	5.3%	219,375	7.0%
Less: Income (loss) attributable to noncontrolling interests	(6,003)	(0.2)%	1,024	0.0%
Net income attributable to UHS	$182,814	5.5%	$218,351	6.9%

Net revenues increased by 5.7%, or $180 million, to $3.34 billion during the three-month period ended September 30, 2022, as compared to $3.16 billion during the third quarter of 2021. The net increase was primarily attributable to: (i) a $126 million or 4.1% increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods (which we refer to as “Same Facility”), and; (ii) $54 million of other combined net increases.

Income before income taxes (before income attributable to noncontrolling interests) decreased by $53 million, or 18%, to $234 million during the three-month period ended September 30, 2022 as compared to $287 million during the third quarter of 2021. The $53 million net decrease was due to:

•	a decrease of $79 million at our acute care facilities, as discussed below in Acute Care Hospital Services;
•	an increase of $40 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, and;
•

a decrease of $14 million due to an increase in interest expense due to an increase in our aggregate average outstanding borrowings as well as an increase in our weighted average cost of borrowings, as discussed below in Other Operating Results-Interest Expense.

Net income attributable to UHS decreased by $36 million, or 16%, to $183 million during the three-month period ended September 30, 2022 as compared to $218 million during the third quarter of 2021. This decrease was attributable to:

•	a $53 million decrease in income before income taxes, as discussed above;
•	an increase of $7 million due to a decrease in income (loss) attributable to noncontrolling interests, and;
•	an increase of $10 million resulting from a decrease in the provision for income taxes due primarily to the income tax benefit recorded in connection with the $46 million decrease in pre-tax income.

Financial results for the nine-month periods ended September 30, 2022 and 2021:

The following table summarizes our results of operations and is used in the discussion below for the nine-month periods ended September 30, 2022 and 2021 (dollar amounts in thousands):

	Nine months ended September 30, 2022		Nine months ended September 30, 2021
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$9,952,390	100.0%	$9,366,866	100.0%
Operating charges:
Salaries, wages and benefits	5,061,173	50.9%	4,542,156	48.5%
Other operating expenses	2,526,060	25.4%	2,233,590	23.8%
Supplies expense	1,092,403	11.0%	1,052,977	11.2%
Depreciation and amortization	433,508	4.4%	399,850	4.3%
Lease and rental expense	97,075	1.0%	88,848	0.9%
Subtotal-operating expenses	9,210,219	92.5%	8,317,421	88.8%
Income from operations	742,171	7.5%	1,049,445	11.2%
Interest expense, net	83,002	0.8%	64,455	0.7%
Other (income) expense, net	15,244	0.2%	(1,575)	(0.0)%
Income before income taxes	643,925	6.5%	986,565	10.5%
Provision for income taxes	157,312	1.6%	232,844	2.5%
Net income	486,613	4.9%	753,721	8.0%
Less: Income attributable to noncontrolling interests	(14,176)	(0.1)%	1,255	0.0%
Net income attributable to UHS	$500,789	5.0%	$752,466	8.0%
Net revenues increased by 6.3%, or $586 million, to $9.95 billion during the nine-month period ended September 30, 2022, as compared to $9.37 billion during the comparable period of 2021. The net increase was primarily attributable to: (i) a $400 million, or 4.4%, increase in net revenues generated from our acute care hospital services and behavioral health services, on a Same Facility basis, and; (ii) $186 million of other combined net increases.

Income before income taxes (before income attributable to noncontrolling interests) decreased by $343 million, or 35%, to $644 million during the nine-month period ended September 30, 2022, as compared to $987 million during the comparable period of 2021. The $343 million net decrease was due to:

•	a decrease of $227 million at our acute care facilities, as discussed below in Acute Care Hospital Services;
•	a decrease of $60 million at our behavioral health care facilities, as discussed below in Behavioral Health Services;
•

a decrease of $19 million due to an increase in interest expense due to an increase in our aggregate average outstanding borrowings as well as an increase in our weighted average cost of borrowings, as discussed below in Other Operating Results-Interest Expense, and;

•	$37 million of other combined net decreases.

Net income attributable to UHS decreased by $252 million, or 33%, to $501 million during the nine-month period ended September 30, 2022, as compared to $752 million during the first nine months of 2021. This decrease was attributable to:

•	a $343 million decrease in income before income taxes, as discussed above;
•	an increase of $15 million due to a decrease in income (loss) attributable to noncontrolling interests, and;
•	an increase of $76 million resulting from a decrease in the provision for income taxes due primarily to the income tax benefit recorded in connection with the $328 million decrease in pre-tax income.

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

As a result of unfavorable trends experienced during 2022 and 2021, our results of operations during the nine-month periods ended September 30, 2022 and 2021 included increases to our reserves for self-insured professional and general liability claims amounting to approximately $16 million and $41 million, respectively.

During the nine-month period ended September 30, 2022, approximately $10 million of the increase to our reserves for self-insured professional and general liability claims is included in our Same Facility basis acute care hospitals services’ results, and approximately $6 million is included in our behavioral health services’ results. During the nine-month period ended September 30, 2021, approximately $31 million of the increase to our reserves for self-insured professional and general liability claims is included in our

Same Facility basis acute care hospitals services’ results, and approximately $10 million is included in our behavioral health services’ results.

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

The following table summarizes the results of operations for our acute care facilities on a Same Facility basis and is used in the discussion below for the three and nine-month periods ended September 30, 2022 and 2021 (dollar amounts in thousands):

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,813,899	100.0%	$1,797,161	100.0%	$5,419,224	100.0%	$5,182,893	100.0%
Operating charges:
Salaries, wages and benefits	791,902	43.7%	756,524	42.1%	2,405,034	44.4%	2,154,354	41.6%
Other operating expenses	474,086	26.1%	411,348	22.9%	1,380,670	25.5%	1,216,665	23.5%
Supplies expense	299,888	16.5%	316,890	17.6%	903,092	16.7%	902,479	17.4%
Depreciation and amortization	88,931	4.9%	82,811	4.6%	269,506	5.0%	246,954	4.8%
Lease and rental expense	18,738	1.0%	17,508	1.0%	53,804	1.0%	55,666	1.1%
Subtotal-operating expenses	1,673,545	92.3%	1,585,081	88.2%	5,012,106	92.5%	4,576,118	88.3%
Income from operations	140,354	7.7%	212,080	11.8%	407,118	7.5%	606,775	11.7%
Interest expense, net	234	0.0%	255	0.0%	1,350	0.0%	749	0.0%
Other (income) expense, net	384	0.0%	436	0.0%	806	0.0%	436	0.0%
Income before income taxes	$139,736	7.7%	$211,389	11.8%	$404,962	7.5%	$605,590	11.7%

Three-month periods ended September 30, 2022 and 2021:

During the three-month period ended September 30, 2022, as compared to the comparable prior year quarter, net revenues from our acute care hospital services, on a Same Facility basis, increased by $17 million or 0.9%.  Income before income taxes (and before income attributable to noncontrolling interests) decreased by $72 million, or 34%, amounting to $140 million, or 7.7% of net revenues during the third quarter of 2022, as compared to $211 million, or 11.8% of net revenues during the third quarter of 2021.

During the three-month period ended September 30, 2022, net revenue per adjusted admission decreased by 2.5% while net revenue per adjusted patient day increased 4.5%, as compared to the comparable quarter of 2021. During the three-month period ended September 30, 2022, as compared to the comparable prior year quarter, inpatient admissions to our acute care hospitals decreased by 2.4% while adjusted admissions (adjusted for outpatient activity) increased by 1.9%. Patient days at these facilities decreased by 9.0% and adjusted patient days decreased by 5.0% during the three-month period ended September 30, 2022, as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.9 days and 5.3 days during the three-month periods ended September 30, 2022 and 2021, respectively. The occupancy rate, based on the average available beds at these facilities, was 62% and 71% during the three-month periods ended September 30, 2022 and 2021, respectively.

On a Same Facility basis during the three-month period ended September 30, 2022, as compared to the comparable quarter of 2021, salaries, wages and benefits expense increased $35 million or 4.7%. The increase during the third quarter of 2022, as compared to the third quarter of 2021, was due primarily to higher labor costs due, in part, to the healthcare labor shortage, partially offset by a reduction in higher-cost temporary labor and pay premiums above standard compensation for nurses and other clinicians.

Other operating expenses increased $63 million, or 15.3%, during the third quarter of 2022, as compared to the comparable quarter of 2021. Operating expenses, consisting primarily of medical costs incurred in connection with our commercial health insurer, increased approximately $31 million during the third quarter of 2022 as compared to the comparable quarter of 2021.  Excluding the operating expenses incurred in connection with our commercial health insurer, other operating expenses increased $32 million, or 9.6%.

Supplies expense decreased $17 million, or 5.4%, during the third quarter of 2022, as compared to the third quarter of 2021.  The decrease was due primarily to a decrease in the number of patients with a COVID-19 diagnosis treated at our hospitals, who generally require more intensive medical resources and supplies.

During the third quarter of 2022, we experienced a decrease in the number of patients with a COVID-19 diagnosis treated in our acute care hospitals, as compared to the comparable quarter in the prior year. As a percentage of total admissions, patients diagnosed with COVID-19 comprised 14% of our inpatient admissions during the third quarter of 2021, but only 6% of our inpatient admissions during the third quarter of 2022. This decline in COVID-19 patients unfavorably impacted our net revenues due to lower acuity and less incremental government reimbursement associated with COVID-19 patients. While overall surgical volumes tended to recover to pre-pandemic levels during the third quarter of 2022, there was a measurable shift from inpatient surgeries to outpatient surgeries, which further contributed to the lower than expected revenues. Although we were able to continue to reduce the amount of higher-cost temporary labor and pay premiums above standard compensation for nurses and other clinicians at our acute care hospitals, there was insufficient revenue growth to offset the accelerated rate of wage increases and other inflationary pressures.

Nine-month periods ended September 30, 2022 and 2021:

During the nine-month period ended September 30, 2022, as compared to the comparable prior year period, net revenues from our acute care hospital services, on a Same Facility basis, increased by $236 million or 4.6%.  Income before income taxes (and before income attributable to noncontrolling interests) decreased by $201 million, or 33%, amounting to $405 million, or 7.5% of net revenues during the first nine months of 2022, as compared to $606 million, or 11.7% of net revenues during the comparable period of 2021.

During the nine-month period ended September 30, 2022, net revenue per adjusted admission increased by 1.0% while net revenue per adjusted patient day increased by 2.6%, as compared to the comparable period of 2021. During the nine-month period ended September 30, 2022, as compared to the comparable period of 2021, inpatient admissions to our acute care hospitals decreased by 0.3% and adjusted admissions (adjusted for outpatient activity) increased by 2.2%. Patient days at these facilities decreased by 1.8% and adjusted patient days increased by 0.6% during the nine-month period ended September 30, 2022, as compared to the comparable period of 2021. The average length of inpatient stay at these facilities was 5.1 days during each of the nine-month periods ended September 30, 2022 and 2021. The occupancy rate, based on the average available beds at these facilities, was 64% during the nine-month period ended September 30, 2022, as compared to 67% during the comparable period of 2021.

On a Same Facility basis during the three-month period ended September 30, 2022, as compared to the comparable quarter of 2021, salaries, wages and benefits expense increased $251 million or 11.6%. The increase during the first nine months of 2022, as compared to the comparable period of 2021, was due primarily to higher labor costs due, in part, to the healthcare labor shortage as well as an increase in patients with COVID‑19 treated earlier in 2022 at our hospitals which increased the demand for care and pressured our staffing resources requiring us to utilize higher‑cost temporary labor and pay premiums above standard compensation for essential workers.  During the second and third quarters of 2022, we experienced a decrease in patients with COVID-19 which resulted in reductions in higher-cost temporary labor and pay premiums, as compared to the first quarter of 2022.

Other operating expenses increased $164 million, or 13.5%, during the first nine months of 2022, as compared to the comparable period of 2021. Operating expenses, consisting primarily of medical costs incurred in connection with our commercial health insurer, increased approximately $95 million during the first nine months of 2022, as compared to the comparable period of 2021.  Excluding the operating expenses incurred in connection with our commercial health insurer, other operating expenses increased $69 million, or 6.9%.

Supplies expense increased only slightly during the first nine months of 2022, as compared to the comparable period of 2021.  Offsetting increased cost of supplies experienced during the first nine months of 2022, as compared to the comparable period of 2021, was a decrease in the number of patients with a COVID-19 diagnosis treated at our hospitals, who generally require more intensive medical resources and supplies.

All Acute Care Hospitals

The following table summarizes the results of operations for all our acute care operations during the three and nine-month periods ended September 30, 2022 and 2021. These amounts include: (i) our acute care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including, if applicable, the results of recently acquired/opened ancillary facilities and businesses. Dollar amounts below are reflected in thousands.

	Three months ended September 30, 2022		Three months ended September 30, 2021		Nine months ended September 30, 2022		Nine months ended September 30, 2021
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,919,678	100.0%	$1,822,027	100.0%	$5,707,510	100.0%	$5,271,000	100.0%
Operating charges:
Salaries, wages and benefits	824,942	43.0%	757,962	41.6%	2,497,888	43.8%	2,157,060	40.9%
Other operating expenses	535,463	27.9%	436,475	24.0%	1,550,044	27.2%	1,305,544	24.8%
Supplies expense	311,404	16.2%	316,950	17.4%	935,559	16.4%	902,654	17.1%
Depreciation and amortization	96,020	5.0%	83,794	4.6%	285,558	5.0%	248,462	4.7%
Lease and rental expense	21,990	1.1%	17,518	1.0%	63,324	1.1%	55,676	1.1%
Subtotal-operating expenses	1,789,819	93.2%	1,612,699	88.5%	5,332,373	93.4%	4,669,396	88.6%
Income from operations	129,859	6.8%	209,328	11.5%	375,137	6.6%	601,604	11.4%
Interest expense, net	234	0.0%	255	0.0%	1,350	0.0%	749	0.0%
Other (income) expense, net	384	0.0%	436	0.0%	806	0.0%	436	0.0%
Income before income taxes	$129,241	6.7%	$208,637	11.5%	$372,981	6.5%	$600,419	11.4%

Three-month periods ended September 30, 2022 and 2021:

During the three-month period ended September 30, 2022, as compared to the comparable prior year quarter, net revenues from our acute care hospital services increased by $98 million, or 5.4%, due to: (i) the $17 million, or 0.9% increase in Same Facility revenues, as discussed above, and; (ii) $81 million of other combined increases due to facilities and businesses acquired during the past year, the revenues generated at a newly constructed, 170-bed acute care hospital located in Reno, Nevada, that opened in early April, 2022 and an increase in provider tax assessments.

Income before income taxes decreased by $79 million, or 38%, to $129 million, or 6.7% of net revenues during the third quarter of 2022, as compared to $209 million, or 11.5% of net revenues during the third quarter of 2021. The $79 million decrease in income before income taxes from our acute care hospital services resulted from the $72 million, or 34%, decrease in income before income taxes at our hospitals, on a Same Facility basis, as discussed above, and $7 million of other combined net decreases related primarily to the start-up losses incurred at the newly constructed hospital located in Reno, Nevada, that opened in early April, 2022.

During the three-month period ended September 30, 2022, as compared to the comparable quarter of 2021, salaries, wages and benefits expense increased $67 million or 8.8%. The increase was due to the $35 million, or 4.7%, above-mentioned increase related to our acute care hospital services, on a Same Facility basis, as well as a combined increase of $32 million due to the facilities and businesses acquired/opened during the past year.

Other operating expenses increased $99 million, or 22.7%, during the third quarter of 2022, as compared to the comparable quarter of 2021.  The increase was due to the $63 million, or 15.3%, above-mentioned increase related to our acute care hospital services, on a Same Facility basis, and a combined increase of $36 million due to the facilities and businesses acquired/opened during the past year as well as an increase in provider tax assessments.

Supplies expense decreased $6 million, or 1.7%, during the third quarter of 2022, as compared to the third quarter of 2021.  The decrease was due primarily to the $17 million, or 5.4%, above-mentioned decrease related to our acute care hospital services, on a Same Facility basis, partially offset by a combined increase of $11 million due to the facilities and businesses acquired/opened during the past year.

Nine-month periods ended September 30, 2022 and 2021:

During the nine-month period ended September 30, 2022, as compared to the comparable prior year period, net revenues from our acute care hospital services increased by $437 million, or 8.3%, due to: (i) the $236 million, or 4.6% increase in Same Facility revenues, as discussed above, and; (ii) $201 million of other combined increases due to facilities and businesses acquired during the past year, the revenues generated at the newly constructed and recently opened hospital located in Reno, Nevada, and an increase in provider tax assessments.

Income before income taxes decreased by $227 million, or 38%, to $373 million, or 6.5% of net revenues during the first nine months of 2022, as compared to $600 million, or 11.4% of net revenues during the first nine months of 2021. The $227 million decrease in income before income taxes from our acute care hospital services resulted from the $201 million, or 33%, decrease in income before income taxes at our hospitals, on a Same Facility basis, as discussed above, and $26 million of other combined net decreases related primarily to the start-up losses incurred at the recently opened hospital located in Reno, Nevada.

During the nine-month period ended September 30, 2022, as compared to the comparable period of 2021, salaries, wages and benefits expense increased $341 million or 15.8%. The increase was due to the $251 million, or 11.6%, above-mentioned increase related to our acute care hospital services, on a Same Facility basis, as well as a combined increase of $90 million due to the facilities and businesses acquired/opened during the past year.

Other operating expenses increased $245 million, or 18.7%, during the first nine months of 2022, as compared to the comparable period of 2021.  The increase was due to the $164 million, or 13.5%, above-mentioned increase related to our acute care hospital services, on a Same Facility basis, and a combined increase of $81 million due to the facilities and businesses acquired/opened during the past year as well as an increase in provider tax assessments.

Supplies expense increased $33 million, or 3.6%, during the first nine months of 2022, as compared to the comparable period of 2021.  Since supplies expense was relatively unchanged for our acute care hospital services, on a Same Facility basis, the increase was due to the expense incurred at the facilities and businesses acquired/opened during the past year.

Please see Results of Operations - COVID-19, Clinical Staffing Shortage and Effects of Inflation above for additional disclosure regarding the factors impacting our operating costs.

Charity Care and Uninsured Discounts:

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three and nine-month periods ended September 30, 2022 and 2021:

Uncompensated care:

Amounts in millions	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2022	%	2021	%	2022	%	2021	%
Charity care	$192	31%	$189	33%	$612	36%	$535	35%
Uninsured discounts	429	69%	378	67%	1,103	64%	987	65%
Total uncompensated care	$621	100%	$567	100%	$1,715	100%	$1,522	100%

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Amounts in millions	2022	2021	2022	2021
Estimated cost of providing charity care	$21	$20	$66	$57
Estimated cost of providing uninsured discounts related care	46	41	119	107
Estimated cost of providing uncompensated care	$67	$61	$185	$164

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

The following table summarizes the results of operations for our behavioral health care facilities, on a Same Facility basis, and is used in the discussions below for the three and nine-month periods ended September 30, 2022 and 2021 (dollar amounts in thousands):

Same Facility—Behavioral Health

	Three months ended September 30, 2022		Three months ended September 30, 2021		Nine months ended September 30, 2022		Nine months ended September 30, 2021
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,403,013	100.0%	$1,294,141	100.0%	$4,148,344	100.0%	$3,984,260	100.0%
Operating charges:
Salaries, wages and benefits	774,406	55.2%	717,807	55.5%	2,288,386	55.2%	2,125,205	53.3%
Other operating expenses	271,295	19.3%	267,083	20.6%	811,223	19.6%	774,583	19.4%
Supplies expense	55,036	3.9%	51,111	3.9%	156,976	3.8%	150,902	3.8%
Depreciation and amortization	44,566	3.2%	46,004	3.6%	134,451	3.2%	137,417	3.4%
Lease and rental expense	10,617	0.8%	10,012	0.8%	32,026	0.8%	30,999	0.8%
Subtotal-operating expenses	1,155,920	82.4%	1,092,017	84.4%	3,423,062	82.5%	3,219,106	80.8%
Income from operations	247,093	17.6%	202,124	15.6%	725,282	17.5%	765,154	19.2%
Interest expense, net	1,151	0.1%	994	0.1%	2,757	0.1%	2,321	0.1%
Other (income) expense, net	(664)	(0.0)%	27	0.0%	(1,422)	(0.0)%	435	0.0%
Income before income taxes	$246,606	17.6%	$201,103	15.5%	$723,947	17.5%	$762,398	19.1%

Three-month periods ended September 30, 2022 and 2021:

During the three-month period ended September 30, 2022, as compared to the comparable prior year quarter, net revenues from our behavioral health services, on a Same Facility basis, increased by $109 million or 8.4%.  Income before income taxes (and before income attributable to noncontrolling interests) increased by $46 million, or 23%, amounting to $247 million or 17.6% of net revenues during the third quarter of 2022, as compared to $201 million or 15.5% of net revenues during the third quarter of 2021.

During the three-month period ended September 30, 2022, net revenue per adjusted admission increased by 4.2% while net revenue per adjusted patient day increased by 5.0%, as compared to the comparable quarter of 2021. During the three-month period ended September 30, 2022, as compared to the comparable prior year quarter, inpatient admissions to our behavioral health care hospitals increased by 4.3% and adjusted admissions increased by 4.0%. Patient days at these facilities increased by 3.6% and adjusted patient days increased by 3.3% during the three-month period ended September 30, 2022, as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 13.5 days and 13.6 days during the three-month periods ended September 30, 2022 and 2021, respectively. The occupancy rate, based on the average available beds at these facilities, was 72% and 70% during the three-month periods ended September 30, 2022 and 2021, respectively.

On a Same Facility basis during the three-month period ended September 30, 2022, as compared to the comparable quarter of 2021, salaries, wages and benefits expense increased $57 million or 7.9%. The increase during the third quarter of 2022, as compared to the third quarter of 2021, was due, in part, to increased staffing levels related to the increased patient volumes. As a percentage of net revenues during each quarter, salaries, wages and benefits expense decreased to 55.2% during the third quarter of 2022 as compared to 55.5% during the third quarter of 2021.

Other operating expenses increased $4 million, or 1.6%, during the third quarter of 2022, as compared to the comparable quarter of 2021. Supplies expense increased $4 million, or 7.7%, during the third quarter of 2022, as compared to the third quarter of 2021 due, in part, to increased patient volumes.

Nine-month periods ended September 30, 2022 and 2021:

During the nine-month period ended September 30, 2022, as compared to the comparable prior year period, net revenues from our behavioral health services, on a Same Facility basis, increased by $164 million or 4.1%.  Income before income taxes (and before income attributable to noncontrolling interests) decreased by $38 million, or 5%, amounting to $724 million or 17.5% of net revenues during the first nine months of 2022 as compared to $762 million or 19.1% of net revenues during the first nine months of 2021.

During the nine-month period ended September 30, 2022, net revenue per adjusted admission increased by 4.2% while net revenue per adjusted patient day increased by 3.9%, as compared to the comparable period of 2021. During the nine-month period ended September 30, 2022, as compared to the comparable prior year period, inpatient admissions and adjusted admissions to our behavioral health care hospitals each increased by 0.6%. Patient days and adjusted patient days at these facilities each increased by 0.9% during the nine-month period ended September 30, 2022, as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 13.5 days during each of the nine-month periods ended September 30, 2022 and 2021. The occupancy rate, based on the average available beds at these facilities, was 71% during each of the nine-month periods ended September 30, 2022 and 2021.

On a Same Facility basis during the nine-month period ended September 30, 2022, as compared to the comparable period of 2021, salaries, wages and benefits expense increased $163 million or 7.7%. The increase during the first nine months of 2022, as compared to the comparable period of 2021, was due, in part, to a nationwide shortage of nurses and other clinical staff and support personnel at our behavioral health care hospitals which pressured our staffing resources and required us to utilize higher‑cost temporary labor and pay premiums above standard compensation for essential workers.

Other operating expenses increased $37 million, or 4.7%, during the first nine months of 2022, as compared to the comparable period of 2021.  Supplies expense increased $6 million, or 4.0%, during the first nine months of 2022, as compared to the comparable period of 2021.

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care services during the three and nine-month periods ended September 30, 2022 and 2021. These amounts include: (i) our behavioral health care results on a Same Facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the results of facilities acquired or opened during the past year (if applicable) as well as the results of certain facilities that were closed or restructured during the past year. Dollar amounts below are reflected in thousands.

	Three months ended September 30, 2022		Three months ended September 30, 2021		Nine months ended September 30, 2022		Nine months ended September 30, 2021
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,434,828	100.0%	$1,328,293	100.0%	$4,235,215	100.0%	$4,075,127	100.0%
Operating charges:
Salaries, wages and benefits	782,909	54.6%	727,137	54.7%	2,310,761	54.6%	2,144,735	52.6%
Other operating expenses	300,406	20.9%	292,794	22.0%	898,655	21.2%	847,780	20.8%
Supplies expense	55,482	3.9%	51,712	3.9%	158,315	3.7%	152,273	3.7%
Depreciation and amortization	46,861	3.3%	47,205	3.6%	138,803	3.3%	140,870	3.5%
Lease and rental expense	11,010	0.8%	10,421	0.8%	32,803	0.8%	31,789	0.8%
Subtotal-operating expenses	1,196,668	83.4%	1,129,269	85.0%	3,539,337	83.6%	3,317,447	81.4%
Income from operations	238,160	16.6%	199,024	15.0%	695,878	16.4%	757,680	18.6%
Interest expense, net	1,375	0.1%	1,218	0.1%	4,106	0.1%	3,564	0.1%
Other (income) expense, net	(1,164)	(0.1)%	27	0.0%	(1,922)	(0.0)%	435	0.0%
Income before income taxes	$237,949	16.6%	$197,779	14.9%	$693,694	16.4%	$753,681	18.5%

Three-month periods ended September 30, 2022 and 2021:

During the three-month period ended September 30, 2022, as compared to the comparable prior year quarter, net revenues generated from our behavioral health services increased by $107 million, or 8.0%.

Income before income taxes increased by $40 million, or 20%, to $238 million or 16.6% of net revenues during the third quarter of 2022, as compared to $198 million or 14.9% of net revenues during the third quarter of 2021. The increase in income before income taxes at our behavioral health facilities during the third quarter of 2022, as compared to the third quarter of 2021, was primarily attributable to the $46 million, or 23% increase in income before income taxes experienced at our behavioral health facilities, on a same facility basis, as discussed above, as well as $5 million of other combined net decreases consisting primarily of the startup losses incurred at various facilities opened during the past year.

During the three-month period ended September 30, 2022, as compared to the comparable quarter of 2021, salaries, wages and benefits expense increased $56 million or 7.7%. The increase was due to our behavioral health services, on a Same Facility basis, as discussed above.

Other operating expenses increased $8 million, or 2.6%, during the third quarter of 2022, as compared to the comparable quarter of 2021.  Supplies expense increased $4 million, or 7.3%, during the third quarter of 2022, as compared to the third quarter of 2021.

Nine-month periods ended September 30, 2022 and 2021:

During the nine-month period ended September 30, 2022, as compared to the comparable prior year period, net revenues generated from our behavioral health services increased by $160 million, or 3.9% due primarily to the above-mentioned $164 million, or 4.1% increase in net revenues on a Same Facility basis.

Income before income taxes decreased by $60 million, or 8%, to $694 million or 16.4% of net revenues during the first nine months of 2022, as compared to $754 million or 18.5% of net revenues during the first nine months of 2021. The decrease in income before income taxes at our behavioral health facilities during the first nine months of 2022, as compared to the compared period of 2021, was primarily attributable to the $38 million, or 5% decrease in income before income taxes experienced at our behavioral health facilities, on a Same Facility basis, as discussed above, as well as $22 million of other combined net decreases consisting primarily of the startup losses incurred at various facilities opened during the past year.

During the nine-month period ended September 30, 2022, as compared to the comparable period of 2021, salaries, wages and benefits expense increased $166 million or 7.7%. The increase was due to our behavioral health services, on a same facility basis, as discussed above.

Other operating expenses increased $51 million, or 6.0%, during the first nine months of 2022, as compared to the comparable period of 2021.  The increase was due primarily to the $37 million, or 4.7%, above-mentioned increase related to our behavioral health services, on a Same Facility basis. Supplies expense increased $6 million, or 4.0%, during the first nine months of 2022, as compared to the comparable period of 2021.

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

On December 14, 2018, a Texas Federal District Court deemed the Legislation to be unconstitutional in its entirety. The Court concluded that the Individual Mandate is no longer permissible under Congress’s taxing power as a result of the Tax Cut and Jobs Act of 2017 (“TCJA”) reducing the individual mandate’s tax to $0 (i.e., it no longer produces revenue, which is an essential feature of a tax), rendering the Legislation unconstitutional.  The Court also held that because the individual mandate is “essential” to the Legislation and is inseverable from the rest of the law, the entire Legislation is unconstitutional. That ruling was ultimately appealed to the United States Supreme Court, which decided in California v. Texas that the plaintiffs in the matter lacked standing to bring their constitutionality claims.  The Court did not reach the plaintiffs’ merits arguments, which specifically challenged the constitutionality of the Legislation’s individual mandate and the entirety of the Legislation itself. As a result, the Legislation will continue to be law, and HHS and its respective agencies will continue to enforce regulations implementing the law. However, on September 7, 2022, the Legislation faced its most recent challenge when a Texas Federal District Court judge, in the case of Braidwood Management v. Becerra, ruled that a requirement that certain health plans cover services without cost sharing violates the Appointments Clause of the U.S. Constitution and that the coverage of certain HIV prevention medication violates the Religious Freedom Restoration Act.

The various provisions in the Legislation that directly or indirectly affect Medicare and Medicaid reimbursement took effect over a number of years. The impact of the Legislation on healthcare providers will be subject to implementing regulations, interpretive guidance and possible future legislation or legal challenges. Certain Legislation provisions, such as that creating the Medicare Shared Savings Program creates uncertainty in how healthcare may be reimbursed by federal programs in the future. Thus, we cannot predict the impact of the Legislation on our future reimbursement at this time and we can provide no assurance that the Legislation will not have a material adverse effect on our future results of operations.

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

In addition to legislative changes, the Legislation can be significantly impacted by executive branch actions.  President Biden is expected to undertake executive actions that will strengthen the Legislation and may reverse the policies of the prior administration.  The Trump Administration had directed the issuance of final rules (i) enabling the formation of health plans that would be exempt from certain Legislation essential health benefits requirements; (ii) expanding the availability of short-term, limited duration health insurance; (iii) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level; (iv) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans; and (vi) incentivizing the use of health reimbursement arrangements by employers to permit employees to purchase health insurance in the individual market. The uncertainty resulting from these Executive Branch policies led to reduced Exchange enrollment in 2018, 2019 and 2020. To date, the Biden administration has issued executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the ACA or the Medicaid program. The ARPA’s expansion of subsidies to purchase coverage through an exchange contributed to increased exchange enrollment in 2021. The IRA’s extension of the subsidies through 2025 is expected to increase exchange enrollment in future years. The recent and on-going COVID-19 pandemic and related U.S. National Emergency declaration may significantly increase the number of uninsured patients treated at our facilities extending beyond the most recent CBO published estimates due to increased unemployment and loss of group health plan health insurance coverage.  It is also anticipated that these policies may create additional cost and reimbursement pressures on hospitals.

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

The 2011 Act included the imposition of annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Committee, which was responsible for developing recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year.  Recent legislation suspended payment reductions through December 31, 2021, in exchange for extended cuts through 2030. In December, 2021, the suspended 2% payment reduction was extended until June 30, 2022 and partially suspended at a 1% payment reduction for an additional three-month period that ended on June 30, 2022.

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

In November, 2022, CMS issued its OPPS final rule for 2023. The hospital market basket increase is 4.1% and the productivity adjustment reduction is -0.3% for a net market basket increase of 3.8%. The final rule provides that in light of the Supreme Court decision in American Hospital Association v. Becerra, CMS is applying the default rate, generally average sales price plus 6 percent, to 340B acquired drugs and biologicals for 2023.  CMS stated they will address the remedy for 340B drug payments from 2018-2022 in future rulemaking prior to the CY 2024 OPPS/ASC proposed rule.  During the 2018-2022 time period, we recorded an aggregate of approximately $45 million to $50 million of Medicare revenues related to the prior 340B payment policy. When other statutorily required adjustments and hospital patient service mix are considered as well as impact of the aforementioned 340B Program policy change, we estimate that our overall Medicare OPPS update for 2023 will aggregate to a net increase of 0.9% which includes a 0.3% increase to behavioral health division partial hospitalization rates.

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

The Legislation substantially increases the federally and state-funded Medicaid insurance program, and authorizes states to establish federally subsidized non-Medicaid health plans for low-income residents not eligible for Medicaid starting in 2014. However, the Supreme Court has struck down portions of the Legislation requiring states to expand their Medicaid programs in exchange for increased federal funding. Accordingly, many states in which we operate have not expanded Medicaid coverage to individuals at 133% of the federal poverty level. Facilities in states not opting to expand Medicaid coverage under the Legislation may be additionally penalized by corresponding reductions to Medicaid disproportionate share hospital payments beginning in fiscal year 2024, as discussed below. We can provide no assurance that further reductions to Medicaid revenues, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

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

On March 26, 2021, HHSC published a final rule that will apply to program periods on or after September 1, 2021, and UHRIP will be re-named the Comprehensive Hospital Increase Reimbursement Program (“CHIRP”). CHIRP will be comprised of a UHRIP component and an Average Commercial Incentive Award component. CHIRP has a pool size of $4.7 billion. On March 25, 2022, CMS approved the CHIRP program retroactive to September 1, 2021 through August 31, 2022. The impact of the CHIRP program is reflected in the State Medicaid Supplemental Payment Program Table below including approximately $12 million of estimated CHIRP revenues which were recorded during the first quarter of 2022, attributable to the period September 1, 2021 through December 31, 2021, net of associated provider taxes. On August 1, 2022, CMS approved the CHIRP program, with a pool of $5.2 billion, for the rate period effective September 1, 2022 to August 31, 2023.

During the three and nine-month periods ended September 30, 2022, certain of our acute care hospitals located in Texas recorded an aggregate of $25 million in Quality Incentive Fund (“QIF”) payments, applicable to the period September 1, 2020 to August 31, 2021 in connection with the state’s UHRIP program. This revenue was earned pursuant to contract terms with various Medicaid managed care plans which requires the annual payout of QIF funds when a managed care service delivery area’s actual claims-based UHRIP payments are less than targeted UHRIP payments for a specific rate year. We anticipate that these hospitals may be entitled to an additional $5 million of QIF revenue during the fourth quarter of 2022, increasing the 2022 aggregate to approximately $30 million.  We also anticipate that these hospitals may be entitled to a comparable amount of aggregate QIF revenue during 2023.

On January 11, 2021, HHSC announced that CMS approved the pre-print modification that HHSC submitted for UHRIP period March 1, 2021 through August 31, 2021. CMS approved rate changes that will now increase rates for private Institutions of Mental Disease (“IMD”) for services provided to patients under age 21 or patients 65 years of age or older. Subsequent CMS UHRIP and CHIRP program approvals continue to include IMD’s eligible patient population. The impact of these programs are included in the Medicaid Supplemental Payment Programs table below.

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

Texas Delivery System Reform Incentive Payments:

In addition, the Texas Medicaid Section 1115 Waiver included a DSRIP pool to incentivize hospitals and other providers to transform their service delivery practices to improve quality, health status, patient experience, coordination, and cost-effectiveness. DSRIP pool payments are incentive payments to hospitals and other providers that develop programs or strategies to enhance access to health care, increase the quality of care, the cost-effectiveness of care provided and the health of the patients and families served. In FFY 2022, DSRIP funding under the waiver is eliminated except for certain carryover DSRIP projects. In connection with this DSRIP program, our results of operations included revenues of approximately $18 million and $30 million recorded during the nine-month periods ended September 30, 2022 and 2021, respectively, all of which was recorded during the second quarter of each year.

Summary of Amounts Related To The Above-Mentioned Various State Medicaid Supplemental Payment Programs:

The following table summarizes the revenues, Provider Taxes and net benefit related to each of the above-mentioned Medicaid supplemental programs for the three and nine-month periods ended September 30, 2022 and 2021. The Provider Taxes are recorded in other operating expenses on the Condensed Consolidated Statements of Income as included herein.

	(amounts in millions)
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Texas UC/UPL:
Revenues	$87	$40	$213	$107
Provider Taxes	(30)	(12)	(76)	(31)
Net benefit	$57	$28	$137	$76

Texas DSRIP:
Revenues	$0	$0	$27	$44
Provider Taxes	0	0	(9)	(14)
Net benefit	$0	$0	$18	$30

Various other state programs:
Revenues	$112	$83	$329	$317
Provider Taxes	(41)	(36)	(119)	(111)
Net benefit	$71	$47	$210	$206

Total all Provider Tax programs:
Revenues	$199	$123	$569	$468
Provider Taxes	(71)	(48)	(204)	(156)
Net benefit	$128	$75	$365	$312

We estimate that our aggregate net benefit from the Texas and various other state Medicaid supplemental payment programs will approximate $491 million (net of Provider Taxes of $289 million) during the year ending December 31, 2022. These amounts are based upon various terms and conditions that are out of our control including, but not limited to, the states’/CMS’s continued approval of the programs and the applicable hospital district or county making IGTs consistent with 2021 levels.

Future changes to these terms and conditions could materially reduce our net benefit derived from the programs which could have a material adverse impact on our future consolidated results of operations. In addition, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our future consolidated results of operations. As described below in 2019 Novel Coronavirus Disease Medicare and Medicaid Payment Related Legislation, a 6.2% increase to the Medicaid Federal Matching Assistance Percentage (“FMAP”) is included in the Families First Coronavirus Response Act. The impact of the enhanced FMAP Medicaid supplemental and DSH payments are reflected in our financial results for the three and nine-month periods ended September 30, 2022 and 2021. We are unable to estimate the prospective financial impact of this provision at this time as our financial impact is contingent on unknown state action during future eligible federal fiscal quarters.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The South Carolina and Texas DSH programs were renewed for each state’s 2023 DSH fiscal year (covering the period of October 1, 2022 through September 30, 2023).

In connection with these DSH programs, included in our financial results was an aggregate of approximately $17 million and $12 million during the three-month periods ended September 30, 2022 and 2021, respectively, and approximately $41 million and $35 million during the nine-month periods ended September 30, 2022 and 2021, respectively. We expect the aggregate reimbursements to our hospitals pursuant to the Texas and South Carolina 2022 fiscal year programs to be approximately $54 million.

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

Our behavioral health care facilities in Texas have been receiving Medicaid DSH payments since FFY 2016. As with all Medicaid DSH payments, hospitals are subject to state audits that typically occur up to three years after their receipt. DSH payments are subject to a federal Hospital Specific Limit (“HSL”) and are not fully known until the DSH audit results are concluded. In general, freestanding psychiatric hospitals tend to provide significantly less charity care than acute care hospitals and therefore are at more risk for retroactive recoupment of prior year DSH payments in excess of their respective HSL. In light of the retroactive HSL audit risk for freestanding psychiatric hospitals, we have established DSH reserves for our facilities that have been receiving funds since FFY 2016. These DSH reserves are also impacted by the resolution of federal DSH litigation related to Children’s Hospital Association of Texas v. Azar (“CHAT”) where the calculation of HSL was being challenged. In August, 2019, DC Circuit Court of Appeals issued a unanimous decision in CHAT and reversed the judgment of the district court in favor of CMS and ordered that CMS’s “2017 Rule” (regarding Medicaid DSH Payments—Treatment of Third Party Payers in Calculating Uncompensated Care Costs) be reinstated. CMS has not issued any additional guidance post the ruling. In April 2020, the plaintiffs in the case have petitioned the Supreme Court of the United States to hear their case. Additionally, there have been separate legal challenges on this same issue in the Fifth and Eight Circuits. On November 4, 2019, in Missouri Hosp. Ass’n v. Azar, the United States Court of Appeals for the Eighth Circuit issued an opinion upholding the 2017 Rule. On April 20, 2020, in Baptist Memorial Hospital v. Azar, the United States Court of Appeals of the Fifth Circuit issued a decision also upholding the 2017 Rule. In light of these court decisions, we continue to maintain reserves in the financial statements for cumulative Medicaid DSH and UC reimbursements related to our behavioral health hospitals located in Texas that amounted to $37 million as of September 30, 2022 and $40 million as of December 31, 2021.

Nevada SPA:

In Nevada, CMS approved a state plan amendment (“SPA”) in August, 2014 that implemented a hospital supplemental payment program retroactive to January 1, 2014. This SPA has been approved for additional state fiscal years including the 2022 fiscal year covering the period of July 1, 2021 through June 30, 2022.  CMS approval for the 2023 fiscal year, which is still pending, is expected to occur.

In connection with this program, included in our financial results was approximately $5 million during each of the three-month period ended September 30, 2022 and 2021, and approximately $16 million during each of the nine-month periods ended September 30, 2022 and 2021. We estimate that our reimbursements pursuant to this program will approximate $21 million during the year ended December 31, 2022.

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

California Hospital Fee Program CMS Approval Status:

Hospital Fee Program Component	CMS Methodology Approval Status	CMS Rate Setting Approval Status
Fee For Service Payment	Approved through December 31, 2022	Approved through December 31, 2021; Paid through December 31, 2021
Managed Care-Pass-Through Payment	Approved through December 31, 2022	Approved through June 30, 2019; Paid in advance of approval through December 31, 2021
Managed Care-Directed Payment	Approved through December 31, 2022	Approved through June 30, 2019; Paid in advance of approval through December 30, 2020

In connection with the existing program, included in our financial results was approximately $10 million and $11 million during the three-month periods ended September 30, 2022 and 2021, respectively, and $38 million and $35 million during the nine-month periods ended September 30, 2022 and 2021, respectively. We estimate that our reimbursements pursuant to this program will approximate $50 million during the year ended December 31, 2022. The aggregate impact of the California supplemental payment program, as outlined above, is included in the above State Medicaid Supplemental Payment Program table.

Kentucky Hospital Rate Increase Program (“HRIP”):

In early 2021, CMS approved the Kentucky Medicaid Managed Care Hospital Rate Increase Program (“HRIP”) for SFY 2021, which covered the period of July 1, 2020 through June 30, 2021. In December 2021, CMS approved the HRIP program period for the period July 1, 2021 to December 31, 2021. Included in our financial results was approximately $18 million and $8 million during the three-month periods ended September 30, 2022 and 2021, respectively, and approximately $47 million and $65 million during the nine-month periods ended September 30, 2022 and 2021, respectively.

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

Florida Medicaid Managed Care Directed Payment Program (“DPP”):

During the fourth quarter of 2021, we recorded approximately $23 million of increased reimbursement resulting from the Medicaid managed care directed payment program for the 2021 rate period (covering the period of October 1, 2020 to September 30, 2021). Various DPP related legislative and regulatory approvals result in the retroactive payment of the increased reimbursement after the applicable rate year has ended. The payment methodology and amount of the 2022 DPP (covering the period of October 1, 2021 to September 30, 2022) is expected to be comparable to the 2021 DPP. As a result, if CMS and other legislative and regulatory approvals occur in connection with the 2022 DPP, we estimate that our reimbursements pursuant to the 2022 DPP will approximate $32 million, net of Provider Taxes, during the year ended December 31, 2022, all of which we expect to record during the fourth quarter. This amount reflects additional Medicaid managed regions in the state participating in the program during the 2022 DPP year.

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

Surprise Billing Interim Final Rule: On September 30, 2021, the Department of Labor, and the Department of the Treasury, along with the Office of Personnel Management (“OPM”), released an interim final rule with comment period, entitled “Requirements Related to Surprise Billing; Part II.” This rule is related to Title I (the “No Surprises Act”) of Division BB of the Consolidated Appropriations Act, 2021, and establishes new protections from surprise billing and excessive cost sharing for consumers receiving health care items/services. It implements additional protections against surprise medical bills under the No Surprises Act, including provisions related to the independent dispute resolution process, good faith estimates for uninsured (or self-pay) individuals, the patient-provider dispute resolution process, and expanded rights to external review. On February 28, 2022, a district judge in the Eastern District of Texas invalidated portions of the rule governing aspects of the Independent Dispute Resolution (“IDR”) process. In light of this decision, the government issued a final rule on August 19, 2022 eliminating the rebuttable presumption in favor of the qualifying payment amount (“QPA”) by the IDR entity and providing additional factors the IDR entity should consider when choosing between two competing offers.  On September 22, 2022, the Texas Medical Association filed a lawsuit challenging the IDR process provided in the updated final rule and alleging that the final rule unlawfully elevates the QPA above other factors the IDR entity must consider.  The American Hospital Association and American Medical Association have announced their intent to join this case as amici supporting the Texas Medical Association. We do not expect the interim final rule or the August 19, 2022 final rule to have a material impact on our results of operations.

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

The Legislation required HHS to implement a value-based purchasing program for inpatient hospital services which became effective on October 1, 2012. The Legislation requires HHS to reduce inpatient hospital payments for all discharges by 2% in FFY 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions. As part of the FFY 2022

IPPS final rule and FFY 2023 final rule, as discussed above, and as a result of the on-going COVID-19 pandemic, CMS has implemented a budget neutral payment policy to fully offset the 2% VBP withhold during each of FFY 2022 and FFY 2023.

Hospital Acquired Conditions:

The Legislation prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat hospital acquired conditions (“HAC”). Beginning in FFY 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. As part of the FFY 2023 final rule discussed above, and as a result of the on-going COVID-19 pandemic, CMS will suppress all six measures in the HAC Reduction Program for the FY 2023 program year and eliminate the HAC reduction program’s one percent payment penalty.

Readmission Reduction Program:

In the Legislation, Congress also mandated implementation of the hospital readmission reduction program (“HRRP”). Hospitals with excessive readmissions for conditions designated by HHS will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard. The HRRP currently assesses penalties on hospitals having excess readmission rates for heart failure, myocardial infarction, pneumonia, acute exacerbation of chronic obstructive pulmonary disease (COPD) and elective total hip arthroplasty (THA) and/or total knee arthroplasty (TKA), excluding planned readmissions, when compared to expected rates.  In the fiscal year 2015 IPPS final rule, CMS added readmissions for coronary artery bypass graft (CABG) surgical procedures beginning in fiscal year 2017. To account for excess readmissions, an applicable hospital's base operating DRG payment amount is adjusted for each discharge occurring during the fiscal year. Readmissions payment adjustment factors can be no more than a 3 percent reduction. As part of the FFY 2023 IPPS final rule discussed above, CMS will modify all of the condition-specific readmission measures to include an adjustment for patient history of COVID-19 for FFY 2024.

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

•

The HHS Secretary renewed the public health emergency (“PHE”) effective October 13, 2022 for ninety (90) days. As a result, states would be eligible for the enhanced FMAP through the end of federal fiscal quarter ending March 31, 2023 should the PHE not be rescinded by the Secretary before the end of the ninety day period.

•	Creation of a $250 billion Public Health and Social Services Emergency Fund (“PHSSEF”)
•

Makes grants available to hospitals and other healthcare providers to cover unreimbursed healthcare related expenses or lost revenues attributable to the public health emergency resulting from the coronavirus.

•

During 2021, we received approximately $189 million in PHSSEF grants from the federal government as provided for by the CARES Act. As previously disclosed, we returned these funds to HHS during the second quarter of 2021. Since our intent was to return these funds, our financial results for the year ended December 31, 2021 include no impact from the receipt of these federal funds. Reimbursements recorded pursuant the PHSSEF and other various state and local governmental stimulus programs did not have a significant impact on our financial results during the nine-month period ended September 30, 2022. Our results of operations for the nine-month period ended September 30, 2021 included approximately $13 million of reimbursements recorded in connection with these programs.

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
•

Our financial results included revenues recorded in connection with this COVID-19 uninsured program amounting to approximately $4 million and $19 million during the three-month periods ended September 30, 2022 and 2021, respectively, and $22 million and $50 million during the nine-month periods ended September 30, 2022 and 2021, respectively. Revenue for the eligible patient encounters is recorded in the period in which the encounter is deemed eligible for this program net of any normal accounting reserves.

•	Effective March 22, 2022, HHS announced that the HRSA COVID-19 Uninsured Program and Coverage Assistance Fund is no longer accepting claims due to insufficient funding.
•	Medicare Sequestration Relief
•

Suspension of the 2% Medicare sequestration offset for Medicare services provided from May 1, 2020 through December 31, 2021 by various legislative extensions. In December, 2021, the suspended 2% payment reduction was extended until March 31, 2022 and partially suspended at a 1% payment reduction for an additional three-month period that ended on June 30, 2022.

•

Our financial results included revenues recorded in connection with this Medicare sequestration relief program amounting to $0 and $11 million during the three-month periods ended September 30, 2022 and 2021, respectively, and $17 million and $34 million during the nine-month periods ended September 30, 2022 and 2021, respectively.

•	Medicare add-on for inpatient hospital COVID-19 patients
•

Increases the payment that would otherwise be made to a hospital for treating a Medicare patient admitted with COVID-19 by twenty percent (20%) for the duration of the COVID-19 public health emergency.

•

Our financial results included revenues recorded in connection with this COVID-19 Medicare add-on program amounting to approximately $7 million and $8 million during the three-month periods ended September 30, 2022 and 2021, respectively, and approximately $25 million and $27 million during the nine-month periods ended September 30, 2022 and 2021, respectively. These payments were intended to offset the increased expenses associated with the treatment of Medicare COVID-19 patients.

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

Other Operating Results

Interest Expense:

As reflected on the schedule below, interest expense was $36 million and $21 million during the three-month periods ended September 30, 2022 and 2021, respectively, and $83 million and $64 million during the nine-month periods ended September 30, 2022 and 2021, respectively (amounts in thousands):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Revolving credit & demand notes (a.)	$1,440	$502	$7,752	$1,502
Tranche A term loan facility (a.)	22,177	6,460	37,710	20,576
Tranche B term loan facility (a.)	-	1,352	-	5,941
$400 million, 5.00% Senior Notes due 2026 (b.)	-	4,000	-	14,000
$800 million, 2.65% Senior Notes due 2030 (c.)	5,356	5,356	16,069	16,113
$700 million, 1.65% Senior Notes due 2026 (d.)	2,931	1,205	8,794	1,205
$500 million, 2.65% Senior Notes due 2032 (e.)	3,345	1,376	10,035	1,376
Accounts receivable securitization program (f.)	10	10	30	777
Subtotal-revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	35,259	20,261	80,390	61,490
Amortization of financing fees	1,259	1,087	3,481	3,205
Other combined interest expense	1,441	1,322	5,052	4,197
Capitalized interest on major projects	(2,199)	(1,305)	(5,738)	(2,957)
Interest income	(107)	(166)	(183)	(1,480)
Interest expense, net	$35,653	$21,199	$83,002	$64,455
(a.)

In June, 2022 we entered into the ninth amendment to our credit agreement dated November 15, 2010, as amended (the “Credit Agreement”), which, among other things, added a new incremental tranche A term loan facility in the aggregate principal amount of $700 million. In September, 2021 we entered into an eighth amendment which modified the definition of “Adjusted LIBO Rate”. In August, 2021 we entered into a seventh amendment to our Credit Agreement which provided for the amendment and restatement of the previously existing credit facility including, among other things, the following: (i) a $1.2 billion aggregate amount revolving credit facility that is scheduled to mature in August, 2026 ($189.2 million of borrowings outstanding as of September 30, 2022); (ii) a tranche A term loan facility with $2.35 billion of outstanding borrowings as of September 30, 2022 (including the $700 million increase provided for by the ninth amendment in June, 2022), and; (iii) repayment of a portion of the previously outstanding tranche A term loan facility borrowings ($150 million) and all of the tranche B term loan facility borrowings ($488 million). Repayment of the $638 million of previously outstanding borrowings under the tranche A and tranche B term loan facilities were funded utilizing a portion of the proceeds generated from the August, 2021 issuance of the $700 million, 1.65% Senior Notes due in 2026, and the $500 million, 2.65%, Senior Notes due in 2032.

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
(f.)

Our accounts receivable securitization program was amended in April, 2021 to reduce the borrowing commitment to $20 million (from $450 million previously), amended in April, 2022 to extend the maturity date to July 22, 2022, amended in July, 2022 to extend the maturity date to September, 2022, and amended in September, 2022 to extend the maturity date to December, 2022. There are no outstanding borrowings as of September 30, 2022.

Interest expense increased approximately $14 million during the three-month period ended September 30, 2022, as compared to the three-month period ended September 30, 2021, due primarily to a net $15 million increase in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facilities and accounts receivable securitization program. The increase resulted from: (i) an increase in the aggregate average outstanding borrowings ($4.46 billion during the three months ended September 30, 2022 as compared to $3.70 billion during the three months ended September 30, 2021), and; (ii) an increase in the weighted average cost of borrowings pursuant to these facilities (3.08% and 2.13% during the three-month periods ended September 30, 2022 and 2021, respectively). The weighted average effective interest rate pursuant to these facilities, including amortization of deferred financing costs, original issue discount and designated interest rate swap expense/income, was 3.21% and 2.26% during the three-month periods ended September 30, 2022 and 2021, respectively.

Interest expense increased approximately $19 million during the nine-month period ended September 30, 2022, as compared to the nine-month period ended September 30, 2021, primarily due to a net $19 million increase on our revolving credit, demand notes, senior notes, term loan facilities and accounts receivable securitization program.  The increase resulted from: (i) an increase in the aggregate average outstanding borrowings ($4.37 billion during the nine months ended September 30, 2022 as compared to $3.69 billion during the nine months ended September 30, 2021), and; (ii) an increase in the weighted average cost of borrowings pursuant to these facilities (2.41% and 2.19% during the nine-month periods ended September 30, 2022 and 2021, respectively).  The weighted average effective interest rates pursuant to these facilities, including amortization of deferred financing costs, original issue discount and designated interest rate swap expense/income, were 2.53% and 2.31% during the nine-month periods ended September 30, 2022 and 2021, respectively.

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three and nine-month periods ended September 30, 2022 and 2021 (dollar amounts in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Provision for income taxes	$57,401	$67,515	$157,312	$232,844
Income before income taxes	234,212	286,890	643,925	986,565
Effective tax rate	24.5%	23.5%	24.4%	23.6%

The provision for income taxes decreased $10 million during the three-month period ended September 30, 2022, as compared to the third quarter of 2021, due primarily to the income tax benefit recorded in connection with the $46 million decrease in pre-tax income.

The provision for income taxes decreased $76 million during the nine-month period ended September 30, 2022, as compared to the comparable period of 2021, due primarily to the income tax benefit recorded in connection with the $327 million decrease in pre-tax income.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $699 million during the nine-month period ended September 30, 2022 and $562 million during the first nine months of 2021. The net increase of $137 million was attributable to the following:

•	a favorable change of $695 million from the early return of the Medicare accelerated payments which were received during 2020 and repaid during the first quarter of 2021;
•

an unfavorable change of $245 million resulting from a decrease in net income plus depreciation and amortization expense, stock-based compensation expense, gain/loss on sale of assets and businesses, costs related to extinguishment of debt and provision for asset impairment;

•	an unfavorable change of $227 million from other working capital accounts due primarily to the timing of disbursements for accrued compensation;
•	an unfavorable change of $126 million in accounts receivable due, in part, to the timing of receipt of certain supplemental reimbursements and the opening of new facilities, and;
•	$40 million of other combined net favorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the nine-month periods. The result is divided into the accounts receivable balance at September 30th of each year to obtain the DSO. Our DSO were 52 days and 51 days at September 30, 2022 and 2021, respectively.

Net cash used in investing activities

During the first nine months of 2022, we used $399 million of net cash in investing activities as follows:

•	$570 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;
•	$177 million received in connection with net cash inflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates;
•	$19 million spent on the acquisition of businesses and property, and;
•	$12 million received from the sales of assets and businesses.

During the first nine months of 2021, we used $660 million of net cash in investing activities as follows:

•	$666 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;
•	$39 million spent on acquisition of business and property;
•	$21 million received from the sale of our equity interest in a business;
•	$20 million received in connection with the implementation of information technology applications (consists primarily of refunded costs previously paid), and;
•	$4 million received in connection with net cash inflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates.

Net cash used in financing activities

During the first nine months of 2022, we used $303 million of net cash in financing activities as follows:

•	generated $705 million of additional borrowings consisting primarily of the $700 million generated pursuant to the new tranche A term loan facility which commenced in June, 2022;
•

spent $723 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our stock repurchase program ($703 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($20 million);

•

spent $194 million on net repayments of debt as follows: (i) $153 million related to our revolving credit facility; (ii) $36 million related to our tranche A term loan facility, and; (iii) $5 million related to other debt facilities;

•

spent $49 million in connection with the purchase of ownership interests from minority members, net of sales, consisting primarily of our purchase of George Washington University’s 20% ownership in George Washington University Hospital (we now own 100% of the hospital);

•	spent $44 million to pay quarterly cash dividends of $.20 per share;
•	generated $10 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans;
•	spent $5 million to pay profit distributions related to noncontrolling interests in majority owned businesses, and;
•	spent $3 million to pay financing costs.

During the first nine months of 2021, we used $936 million of net cash in financing activities as follows:

•

spent $3.027 billion on net repayments of debt as follows: (i) $1.9 billion related to our tranche A term loan facility; (ii) $490 million related to our previously outstanding tranche B term loan facility; (iii) $410 million related to the early redemption of our previously outstanding $400 million, 5.00% senior secured notes which were scheduled to mature in June, 2026; (iv) $225 million in connection with our accounts receivable securitization program, and; (v) $2 million related to other debt facilities;

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

•	spent $50 million to pay quarterly cash dividends of $.20 per share;
•	spent $18 million to pay financing costs incurred in connection with various financing transactions;
•	received $13 million in connection with the sale of ownership interest to minority members;
•	generated $10 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans, and;
•	spent $6 million to pay profit distributions related to noncontrolling interests in majority owned businesses.

Expected capital expenditures during remainder of 2022

During the full year of 2022, we expect to spend approximately $760 million to $810 million on capital expenditures which includes expenditures for capital equipment, construction of new facilities, and renovations and expansions at existing hospitals. During the first nine months of 2022, we spent approximately $570 million on capital expenditures.  During the remaining three months of 2022, we expect to spend approximately $190 million to $240 million on capital expenditures.

We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

In June, 2022 we entered into a ninth amendment to our credit agreement dated as of November 15, 2010, as amended and restated as of September, 2012, August, 2014, October, 2018, August, 2021, and September, 2021, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, (the “Credit Agreement”).  The ninth amendment provided for, among other things, the following: (i) a new incremental tranche A term loan facility in the aggregate principal amount of $700 million which is scheduled to mature on August 24, 2026, and; (ii) replaces the option to make Eurodollar borrowings (which bear interest by reference to the LIBOR Rate) with Term Benchmark Loans, which will bear interest by reference to the Secured Overnight Financing Rate (“SOFR”).  The net proceeds generated from the incremental tranche A term loan facility were used to repay a portion of the borrowings that were previously outstanding under our revolving credit facility.

In September, 2021 we entered into an eighth amendment to our Credit Agreement which modified the definition of “Adjusted LIBO Rate”.

In August, 2021 we entered into a seventh amendment to our Credit Agreement which, among other things, provided for the following:

o

a $1.2 billion aggregate amount revolving credit facility, which is scheduled to mature on August 24, 2026, representing an increase of $200 million over the $1.0 billion previous commitment. As of September 30, 2022, this facility had $189 million of borrowings outstanding and $1.007 billion of available borrowing capacity, net of $4 million of outstanding letters of credit;

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

The terms of the tranche A term loan facility, as amended, which had $2.353 billion of outstanding borrowings as of September 30, 2022, provides for installment payments of $15.0 million per quarter during the period of September, 2022 through September, 2023, and $30.0 million per quarter during the period of December, 2023 through June, 2026. The unpaid principal balance at June 30, 2026 is payable on the August 24, 2026 scheduled maturity date of the Credit Agreement.

Revolving credit and tranche A term loan borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month SOFR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month SOFR rate plus 0.1% (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625%. As of September 30, 2022, the applicable margins were 0.50% for ABR-based loans and 1.50% for SOFR-based loans under the revolving credit and term loan A facilities.  The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens, indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of September 30, 2022 and December 31, 2021.

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

In April, 2021 our accounts receivable securitization program (“Securitization”) was amended (the eighth amendment) to: (i) reduce the aggregate borrowing commitments to $20 million (from $450 million previously); (ii) slightly reduce the borrowing rates and commitment fee, and; (iii) extend the maturity date to April 25, 2022.  In April, 2022, the Securitization was amended (the ninth amendment) to extend the maturity date to July 22, 2022. In July, 2022, the Securitization was amended (the tenth amendment) to extend the maturity date to September 20, 2022. In September, 2022, the Securitization was amended (the eleventh amendment) to extend the maturity date to December 20, 2022. Substantially all other material terms and conditions remained unchanged. There were no borrowings outstanding pursuant to the Securitization as of September 30, 2022.

On September 13, 2021, we redeemed $400 million of aggregate principal amount of 5.00% senior secured notes, that were scheduled to mature on June 1, 2026, at 102.50% of the aggregate principal, or $410 million.

As of September 30, 2022, we had combined aggregate principal of $2.0 billion from the following senior secured notes:

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

The Notes are guaranteed (the “Guarantees”) on a senior secured basis by all of our existing and future direct and indirect wholly-owned subsidiaries (the “Subsidiary Guarantors”) that guarantee our Credit Agreement, or other first lien obligations or any junior lien obligations.  The Notes and the Guarantees are secured by first-priority liens, subject to permitted liens, on certain of the Company’s and the Subsidiary Guarantors’ assets now owned or acquired in the future by the Company or the Subsidiary Guarantors (other than real property, accounts receivable sold pursuant to the Company’s Existing Receivables Facility (as defined in the Indentures pursuant to which The Notes were issued (the “Indentures”)), and certain other excluded assets). The Company’s obligations with respect to The Notes, the obligations of the Subsidiary Guarantors under the Guarantees, and the performance of all of the Company’s and the Subsidiary Guarantors’ other obligations under the Indentures, are secured equally and ratably with the Company’s and the Subsidiary Guarantors’ obligations under the Credit Agreement and The Notes by a perfected first-priority security interest, subject to permitted liens, in the collateral owned by the Company and its Subsidiary Guarantors, whether now owned or hereafter acquired. However, the liens on the collateral securing The Notes and the Guarantees will be released if: (i) The Notes have investment grade ratings; (ii) no default has occurred and is continuing, and; (iii) the liens on the collateral securing all first lien obligations (including the Credit Agreement and The Notes) and any junior lien obligations are released or the collateral under the Credit Agreement, any other first lien obligations and any junior lien obligations is released or no longer required to be pledged. The liens on any collateral securing The Notes and the Guarantees will also be released if the liens on that collateral securing the Credit Agreement, other first lien obligations and any junior lien obligations are released.

In connection with the issuance of The Notes, the Company, the Subsidiary Guarantors and the representatives of the several initial purchasers, entered into Registration Rights Agreements (the “Registration Rights Agreements”), whereby the Company and the Subsidiary Guarantors have agreed, at their expense, to use commercially reasonable best efforts to: (i) cause to be filed a registration statement enabling the holders to exchange The Notes and the Guarantees for registered senior secured notes issued by the Company and guaranteed by the then Subsidiary Guarantors under the Indentures (the “Exchange Securities”), containing terms identical to those of The Notes (except that the Exchange Securities will not be subject to restrictions on transfer or to any increase in annual interest rate for failure to comply with the Registration Rights Agreements); (ii) cause the registration statement to become effective; (iii) complete the exchange offer not later than 60 days after such effective date and in any event on or prior to a target registration date of March 21, 2023 in the case of the 2030 Notes and February 24, 2024 in the case of the 2026 and 2032 Notes, and; (iv) file a shelf registration statement for the resale of The Notes if the exchange offers cannot be effected within the time periods listed above. The interest rate on The Notes will increase and additional interest thereon will be payable if the Company does not comply with its obligations under the Registration Rights Agreements.

On November 4, 2022, as required under the terms of the Credit Agreement, we added certain additional subsidiary guarantors of our obligations under the Credit Agreement. As a result, and as required under the terms of the Indentures, we, together with the Subsidiary Guarantors, U.S. Bank Trust Company, National Association, as trustee, and JPMorgan Chase Bank, N.A., as collateral agent, entered into:

•

a supplemental indenture (the “2020 Supplemental Indenture”) to the Indenture, dated as of September 21, 2020 (as amended, supplemented and otherwise modified from time to time prior to the date hereof, the “2020 Indenture”), governing our 2030 Notes; and

•

a supplemental indenture (the “2021 Supplemental Indenture” and, together with the 2020 Supplemental Indenture, the “Supplemental Indentures”) to that certain Indenture, dated as of August 24, 2021 (as amended, supplemented and otherwise modified from time to time prior to the date hereof, the “2021 Indenture” and, together with the 2020 Indenture, the “Indentures”), governing our 2026 Notes and 2032 Notes.

The Supplemental Indentures added additional Subsidiary Guarantors as guarantors under the Indentures as required under the terms of the Indentures.

The foregoing description of the Supplemental Indentures is a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Supplemental Indentures, which are filed as Exhibits 4.1 and 4.2 to this Report and are incorporated herein by reference.

As discussed in Note 2 to the Consolidated Financial Statements-Relationship with Universal Health Realty Income Trust and Other Related Party Transactions, on December 31, 2021, we (through wholly-owned subsidiaries of ours) entered into an asset purchase and sale agreement with Universal Health Realty Income Trust (the “Trust”).  Pursuant to the terms of the agreement, which was amended during the first quarter of 2022, we, among other things, transferred to the Trust, the real estate assets of Aiken Regional Medical Center (“Aiken”) and Canyon Creek Behavioral Health (“Canyon Creek”).  In connection with this transaction, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases, as amended, (with the Trust as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033.  As a result of our purchase option within the Aiken and Canyon Creek lease agreements, this asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust are recorded to interest expense and as a reduction of the outstanding financial liability, and the amount allocated to interest expense is determined based upon our incremental borrowing rate and the outstanding financial liability. In connection with this transaction, our Consolidated Balance Sheets at September 30, 2022 and December 31, 2021 reflect financial liabilities, which are included in debt, of approximately $82 million as of each date.

At September 30, 2022, the carrying value and fair value of our debt were approximately $4.7 billion and $4.3 billion, respectively.   At December 31, 2021, the carrying value and fair value of our debt were each approximately $4.2 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was approximately 45% at September 30, 2022 and 41% at December 31, 2021.

We expect to finance all capital expenditures and acquisitions and pay dividends and potentially repurchase shares of our common stock utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing revolving credit facility, which had $1.007 billion of available borrowing capacity as of September 30, 2022, or through refinancing the existing Credit Agreement; (ii) the issuance of other short-term and/or long-term debt, and/or; (iii) the issuance of equity. We believe that our operating cash flows, cash and cash equivalents, available commitments under existing agreements, as well as access to the capital markets, provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months. However, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Supplemental Guarantor Financial Information

As of September 30, 2022, we had combined aggregate principal of $2.0 billion from The Notes:

•	$700 million aggregate principal amount of the 2026 Notes;
•	$800 million aggregate principal amount of the 2030 Notes, and;
•	$500 million of aggregate principal amount of the 2032 Notes.

The Notes are fully and unconditionally guaranteed pursuant to the Guarantees on a senior secured basis by the Subsidiary Guarantors.  The Notes and the Guarantees are secured by first-priority liens, subject to permitted liens, on certain of the Company’s and the Subsidiary Guarantors’ assets now owned or acquired in the future by the Company or the Subsidiary Guarantors (other than real property, accounts receivable sold pursuant to the Company’s existing receivables facility (as defined in the Indentures pursuant to which The Notes were issued ), and certain other excluded assets). The Company’s obligations with respect to The Notes, the obligations of the Subsidiary Guarantors under the Guarantees, and the performance of all of the Company’s and the Subsidiary Guarantors’ other obligations under the Indentures, are secured equally and ratably with the Company’s and the Subsidiary Guarantors’ obligations under the Credit Agreement and The Notes by a perfected first-priority security interest, subject to permitted liens, in the collateral owned by the Company and its Subsidiary Guarantors, whether now owned or hereafter acquired. However, the liens on the collateral securing The Notes and the Guarantees will be released if: (i) The Notes have investment grade ratings; (ii) no default has occurred and is continuing, and; (iii) the liens on the collateral securing all first lien obligations (including the Credit Agreement and The Notes) and any junior lien obligations are released or the collateral under the Credit Agreement, any other first lien obligations and any junior lien obligations is released or no longer required to be pledged. The liens on any collateral securing The Notes and the Guarantees will also be released if the liens on that collateral securing the Credit Agreement, other first lien obligations and any junior lien obligations are released.

The Notes will be structurally subordinated to all obligations of our existing and future subsidiaries that are not and do not become Subsidiary Guarantors of The Notes. No appraisal of the value of the collateral has been made, and the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. Consequently, liquidating the collateral securing The Notes may not produce proceeds in an amount sufficient to pay any amounts due on The Notes.

We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although our Credit Agreement contains restrictions on the incurrence of additional indebtedness and our Credit Agreement and The Notes contain restrictions on our ability to incur liens to secure additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, if we incur any additional indebtedness secured by liens that rank equally with The Notes, subject to collateral arrangements, the holders of that debt will be entitled to share ratably with you in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company. This may have the effect of reducing the amount of proceeds paid to holders of The Notes.

Federal and state fraudulent transfer and conveyance statutes may apply to the issuance of The Notes and the incurrence of the Guarantees. Under federal bankruptcy law and comparable provisions of state fraudulent transfer or conveyance laws, which may vary from state to state, The Notes or the Guarantees (or the grant of collateral securing any such obligations) could be voided as a fraudulent transfer or conveyance if we or any of the Subsidiary Guarantors, as applicable, (a) issued The Notes or incurred the Guarantees with the intent of hindering, delaying or defrauding creditors or (b) under certain circumstances received less than reasonably equivalent value or fair consideration in return for either issuing The Notes or incurring the Guarantees.

Basis of Presentation

The following tables include summarized financial information of Universal Health Services, Inc. and the other obligors in respect of debt issued by Universal Health Services, Inc. The summarized financial information of each obligor group is presented on a combined basis with balances and transactions within the obligor group eliminated. Investments in and the equity in earnings of non-guarantor subsidiaries, which would otherwise be consolidated in accordance with GAAP, are excluded from the below summarized financial information pursuant to SEC Regulation S-X Rule 13-01.

The summarized balance sheet information for the consolidated obligor group of debt issued by Universal Health Services, Inc. is presented in the table below:

(in thousands)	September 30, 2022	December 31, 2021
Current assets	$2,012,942	$1,865,568
Noncurrent assets (1)	$8,720,431	$8,695,985
Current liabilities	$1,735,242	$1,818,415
Noncurrent liabilities	$6,576,774	$6,164,650
Due to non-guarantors	$955,780	$940,852
(1) Includes goodwill of $3,257 million as of September 30, 2022 and December 31, 2021.

The summarized results of operations information for the consolidated obligor group of debt issued by Universal Health Services, Inc. is presented in the table below:

	Nine Months Ended	Twelve Months Ended
(in thousands)	September 30, 2022	December 31, 2021
Net revenues	$8,091,788	$10,310,332
Operating charges	7,377,037	9,044,261
Interest expense, net	83,248	149,394
Other (income) expense, net	14,464	(14,513)
Net income	$469,771	$878,065

Affiliates Whose Securities Collateralize the Senior Secured Notes

The Notes and the Guarantees are secured by, among other things, pledges of the capital stock of our subsidiaries held by us or by our secured Guarantors, in each case other than certain excluded assets and subject to permitted liens. Such collateral securities are secured equally and ratably with our and the Guarantors’ obligations under our Credit Agreement.  For a list of our subsidiaries the capital stock of which has been pledged to secure The Notes, see Exhibit 22.1 to this Report.

Upon the occurrence and during the continuance of an event of default under the indentures governing The Notes, subject to the terms of the Security Agreement relating to The Notes provide for (among other available remedies) the foreclosure upon and sale of the Collateral (including the pledged stock) and the distribution of the net proceeds of any such sale to the holders of The Notes, the lenders under the Credit Agreement and the holders of any other permitted first priority secured obligations on a pro rata basis, subject to any prior liens on the collateral.

No appraisal of the value of the collateral securities has been made, and the value of the collateral securities in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. Consequently, liquidating the collateral securities securing The Notes may not produce proceeds in an amount sufficient to pay any amounts due on The Notes.

The security agreement relating to The Notes provides that the representative of the lenders under our Credit Agreement will initially control actions with respect to that collateral and, consequently, exercise of any right, remedy or power with respect to enforcing interests in or realizing upon such collateral will initially be at the direction of the representative of the lenders.

No trading market exists for the capital stock pledged as collateral.

The assets, liabilities and results of operations of the combined affiliates whose securities are pledged as collateral are not materially different than the corresponding amounts presented in the consolidated financial information of Universal Health Services, Inc.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2022 there have been no material changes in the off-balance sheet arrangements consisting of standby letters of credit and surety bonds.

As of September 30, 2022 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $169 million consisting of: (i) $159 million related to our self-insurance programs, and; (ii) $10 million of other debt and public utility guarantees.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risk during the three months ended September 30, 2022. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4.   Controls and Procedures

As of September 30, 2022, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

See Note 6-Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report for a description of our legal proceedings.  Such information is hereby incorporated by reference.

Item 1A.   Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2021 includes a listing of risk factors to be considered by investors in our securities. During the third quarter of 2022, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

As of December 31, 2021, we had an aggregate available repurchase authorization of $358.2 million.  In February, 2022, our Board of Directors authorized a $1.4 billion increase to the program. As of September 30, 2022, we had an aggregate available repurchase authorization of $1.05 billion. Pursuant to this program, shares of our Class B Common Stock may be repurchased, from time to time as conditions allow, on the open market or in negotiated private transactions.   There is no expiration date for our stock repurchase program.

As reflected below, during the three-month period ended September 30, 2022, we have repurchased approximately 1.60 million shares at an aggregate cost of approximately $157.86 million (approximately $98.56 per share) pursuant to the terms of our stock repurchase program.   In addition, during the three-month period ended September 30, 2022, 3,390 shares were repurchased in connection with income tax withholding obligations resulting from stock-based compensation programs.

During the period of July 1, 2022 through September 30, 2022, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid for shares purchased as part of publicly announced program (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands)
July, 2022	$-	643	956	$0.01	—	$-	$-	—	$1,212,458
August, 2022	$-	209,149	367	$0.01	208,761	$109.94	$22,951	—	$1,189,507
September, 2022	$-	1,395,291	798	$0.01	1,392,932	$96.85	$134,910	—	$1,054,597
Total July through September, 2022	$-	1,605,083	2,121	$0.01	1,601,693	98.56	$157,861

Dividends

During the quarter ended September 30, 2022, we declared and paid dividends of $.20 per share.  Dividend equivalents are accrued on unvested restricted stock units and will be paid upon vesting of the restricted stock unit.

Item 6.   Exhibits

4.1

Third Supplemental Indenture, dated as of November 4, 2022, among the Company, the Subsidiary Guarantors party thereto, U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, and JPMorgan Chase Bank, N.A., as collateral agent, to the indenture, dated as of September 21, 2020, governing the Company’s 2.650% Senior Secured Notes due 2030.

4.2

Second Supplemental Indenture, dated as of November 4, 2022, among the Company, the Subsidiary Guarantors party thereto, U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, and JPMorgan Chase Bank, N.A., as collateral agent, to the indenture, dated as of August 24, 2021, governing the Company’s 1.650% Senior Secured Notes due 2026 and the Company’s 2.650% Senior Secured Notes due 2032.

10.1

Tenth Amendment to Amended and Restated Credit and Security Agreement, dated as of July 22, 2022, previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2022, is incorporated herein by reference.

10.2	Eleventh Amendment to Amended and Restated Credit and Security Agreement, dated as of September 20, 2022.
22.1	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document –the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: November 8, 2022	/s/ Marc D. Miller
Marc D. Miller,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton, Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)