Form 10-K
period 2022-12-31
UNIVERSAL HEALTH SERVICES INC
filed 2023-02-27
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates at June 30, 2022 was $6.4 billion. (For the purpose of this calculation, it was assumed that Class A, Class C, and Class D Common Stock, which are not traded but are convertible share-for-share into Class B Common Stock, have the same market value as Class B Common Stock. Also, for purposes of this calculation only, all directors are deemed to be affiliates.)

The number of shares of the registrant’s Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, and Class D Common Stock, $.01 par value, outstanding as of January 31, 2023, were 6,577,100; 63,417,294; 661,688 and 14,170, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for our 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 (incorporated by reference under Part III).

UNIVERSAL HEALTH SERVICES, INC.

2022 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2022. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Annual Report.

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

As of February 27, 2023, we owned and/or operated 359 inpatient facilities and 39 outpatient and other facilities including the following located in 39 states, Washington, D.C., the United Kingdom and Puerto Rico:

Acute care facilities located in the U.S.:

•
28 inpatient acute care hospitals;
•
21 free-standing emergency departments, and;
•
7 outpatient centers & 1 surgical hospital.

Behavioral health care facilities (331 inpatient facilities and 10 outpatient facilities):

Located in the U.S.:

•
185 inpatient behavioral health care facilities, and;
•
8 outpatient behavioral health care facilities.

Located in the U.K.:

•
143 inpatient behavioral health care facilities, and;
•
2 outpatient behavioral health care facilities.

Located in Puerto Rico:

•
3 inpatient behavioral health care facilities.

Net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 57% of our consolidated net revenues during 2022 and 56% during 2021. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 43% of our consolidated net revenues during 2022 and 44% during 2021.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $685 million in 2022 and $688 million in 2021. Total assets at our U.K. behavioral health care facilities were approximately $1.235 billion as of December 31, 2022 and $1.351 billion as of December 31, 2021.

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

Our website is located at www.uhs.com. Copies of our annual, quarterly and current reports that we file with the SEC, and any amendments to those reports, are available free of charge on our website. Our filings are also available to the public at the website maintained by the SEC, www.sec.gov. The information posted on our website is not incorporated into this Annual Report. Our Board of Directors’ committee charters (Audit Committee, Compensation Committee, Nominating & Governance Committee and Quality and Compliance Committee), Code of Business Conduct and Corporate Standards applicable to all employees, Code of Ethics for Senior Financial Officers, Corporate Governance Guidelines and our Code of Conduct, Corporate Compliance Manual and Compliance Policies and Procedures are available free of charge on our website. Copies of such reports and charters are available in print to any stockholder who makes a request. Such requests should be made to our Secretary at our King of Prussia, PA corporate headquarters. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers of any provision of our Code of Ethics for Senior Financial Officers by promptly posting this information on our website.

In accordance with Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, we submitted our CEO’s certification to the New York Stock Exchange in 2022. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report on Form 10-K, are our CEO’s and CFO’s certifications regarding the quality of our public disclosures under Section 302 of the Sarbanes-Oxley Act of 2002.

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

Audits: Most hospitals are subject to federal audits to validate the accuracy of Medicare and Medicaid program submitted claims. If these audits identify overpayments, we could be required to pay a substantial rebate of prior years’ payments subject to various administrative appeal rights. The federal government contracts with third-party “recovery audit contractors” (“RACs”) and “Medicaid integrity contractors” (“MICs”), on a contingent fee basis, to audit the propriety of payments to Medicare and Medicaid providers. Similarly, Medicare zone program integrity contractors (“ZPICs”) target claims for potential fraud and abuse. Additionally, Medicare administrative contractors (“MACs”) must ensure they pay the right amount for covered and correctly coded services rendered to eligible beneficiaries by legitimate providers. The Centers for Medicare and Medicaid Services (“CMS”) consolidated many of these Medicare and Medicaid program integrity functions into new unified program integrity contractors (“UPICs”), though it remains unclear what effect, if any, this consolidation may have. We have undergone claims audits related to our receipt of federal healthcare payments during the last three years, the results of which have not required material adjustments to our consolidated results of operations. However, potential liability from future federal or state audits could ultimately exceed established reserves, and any excess could potentially be substantial. Further, Medicare and Medicaid regulations also provide for withholding Medicare and Medicaid overpayments in certain circumstances, which could adversely affect our cash flow.

Self-Referral and Anti-Kickback Legislation

The Stark Law: The Social Security Act includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship, unless an exception is met. These types of referrals are known as “self-referrals.” Sanctions for violating the Stark Law include civil penalties up to $27,750 for each violation, and up to $185,009 for sham arrangements. There are a number of exceptions to the self-referral prohibition, including an exception for a physician’s ownership interest in an entire hospital as opposed to an ownership interest in a hospital department unit, service or subpart. However, federal laws and regulations now limit the ability of hospitals relying on this exception to expand aggregate physician ownership interest or to expand certain hospital facilities. This regulation also places a number of compliance requirements on physician-owned hospitals related to reporting of ownership interest. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements that adhere to certain enumerated requirements. CMS issued a final rule in 2020 that created a new Stark exception for value-based models. Although the final regulations provide exceptions to the Stark Law, there may remain regulatory risks for participating hospitals, as well as financial and operational risks.

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

Although we believe that our arrangements with physicians and other referral sources have been structured to comply with current law and available interpretations, there can be no assurance that all arrangements comply with an available safe harbor or that regulatory authorities enforcing these laws will determine these financial arrangements do not violate the anti-kickback statute or other applicable laws. Violations of the anti-kickback statute may be punished by a criminal fine of up to $100,000 for each violation or imprisonment, however, under 18 U.S.C. Section 3571, this fine may be increased to $250,000 for individuals and $500,000 for organizations. Civil money penalties may include fines of up to $112,131 per violation and damages of up to three times the total amount of the remuneration and/or exclusion from participation in Medicare and Medicaid.

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

When a defendant is determined by a court of law to have violated the False Claims Act, the defendant may be liable for up to three times the actual damages sustained by the government, plus mandatory civil penalties of between $13,508 to $27,018 for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The Fraud Enforcement and Recovery Act of 2009 (“FERA”) amended and expanded the number of actions for which liability may attach under the False Claims Act, eliminating requirements that false claims be presented to federal officials or directly involve federal funds. FERA also clarifies that a false claim violation occurs upon the knowing retention, as well as the receipt, of overpayments. In addition, recent changes to the anti-kickback statute have made violations of that law punishable under the civil False Claims Act. Further, a number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit on behalf of the state in state court. The False Claims Act require that federal healthcare program overpayments be returned within 60 days from the date the overpayment was identified, or by the date any corresponding cost report was due, whichever is later. Failure to return an overpayment within this period may result in additional civil False Claims Act liability.

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

Human Capital Management

Employees and Medical Staff

As of December 31, 2022, we had approximately 93,800 total employees consisting of: (i) approximately 82,300 employees located in the U.S., of which approximately 59,700 were employed full-time, and; (ii) approximately 11,500 employees located in the U.K. Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. In a number of our markets, physicians may have admitting privileges at other hospitals in addition to ours. Within our acute care division, approximately 370 physicians are employed by physician practice management subsidiaries of ours either directly or through contracts with affiliated group practices structured as 501A corporations. Members of the medical staffs of our hospitals also serve on the medical staffs of hospitals not owned by us and may terminate their affiliation with our hospitals at any time. In addition, within our behavioral health division, approximately 490 psychiatrists are employed by subsidiaries of ours either directly or through contracts with affiliated group practices structured as 501A corporations. Each of our hospitals is managed on a day-to-day basis by a managing director employed by a subsidiary of ours. In addition, a Board of Governors, including members of the hospital’s medical staff, governs the medical, professional and ethical practices at each hospital. We believe that our relations with our employees are satisfactory.

Labor Relations

Approximately 825 of our employees at four of our hospitals are unionized. At Valley Hospital Medical Center, housekeeping and dietary employees are represented by the Culinary Workers Union, Local 226, and engineers are represented by the International Union of Operating Engineers. At Desert Springs Hospital, which is scheduled to discontinue all inpatient operations by March of 2023, engineers are represented by the International Union of Operating Engineers and registered nurses are represented by the Service Employees International Union (“SEIU”). At HRI Hospital in Boston, registered nurses, licensed practical nurses, certain technicians and some clerical employees are represented by the SEIU. At Brooke Glen Behavioral Hospital, unionized employees are represented by the Teamsters, and registered nurses are represented by the Northwestern Nurses Association/Pennsylvania Association of Staff Nurses and Allied Professionals.

Culture and Work Environment

During orientation, newly hired employees learn our mission, vision, principles and values, key policies and procedures, a summary of the various benefits and resources available, and perhaps most notably, an overview of our founding principle, Service Excellence. Learning key attributes of our Service Excellence standards, which include continuous improvement, employee development, ethical and fair treatment of all, teamwork, compassion and innovation in service delivery, provides newly hired employees a thorough understanding of our company culture. Other components of our Service Excellence standards, which include treating everyone as a guest, demonstrating professionalism and excellence and practicing teamwork, are shared to help guide the desired approach to day-to-day activities.

Service Excellence Facilitator Certification Workshops are available for facility employees identified by their leadership for consistently upholding and demonstrating our Service Excellence standards. Certified facilitators foster the Service Excellence culture and deliver training at their facilities.

During 2022, we strengthened our recruitment efforts, improved the overall hiring and onboarding experience, expanded the training resources employees need to do their jobs effectively and safely, facilitated more teamwork and collaboration, addressed burnout, expanded mentorship and increased employee engagement.

Ethical Standards

Each member of our Board of Directors and senior management is committed to healthcare operations that are ethical and in compliance with all applicable laws and regulations.

We are committed to fostering a culture of accountability at all levels and encourage our employees to report anything they believe could be noncompliant with our values. We prohibit retaliation for the good faith reporting of compliance concerns and offer the ability for individuals to anonymously elevate any concerns. Our commitment to fairness and integrity extends to everyone with whom we interact and do business.

Health and Safety

Policies and training programs to encourage work safety are a major focus in our organization. Leading into 2022, we launched a new employee assistance program which has provided a superior level of service to all our employees and members of their households. They also provided support on site at any of our hospitals. We have continuous training on workplace safety and launched a “We Care” program guide to ensure our hospitals support employees in a detailed way in the event of an employee injury.

Employee Development

In keeping with our culture of continuous improvement, training opportunities are available for all employees, regardless of level or status. These include formal instructor-led, in-person or virtual training, informal mentoring or networking opportunities or self-administered online courses.

Training programs are designed to assist with personal and skill development, career advancement and succession planning. In addition to mandatory training that focus on keeping employees mindful and informed of key policies and skill sets, many are voluntary. All training is tailored to include potential Americans with Disabilities Act accommodations.

Across the company, we offer educational and work opportunities, including internships, externships and clinical field placement opportunities.

We also offer financial assistance programs, such as tuition reimbursement, to support employees participating in degree or certification programs.

Equal Employment Opportunity

We are committed to the principle of Equal Employment Opportunity ("EEO") for all employees and applicants. As an EEO Employer, we support and are fully committed to recruitment, selection, placement, promotion and compensation of all individuals without regard to race, color, religion, age, sex (including pregnancy, gender identity, and sexual orientation), genetic information, national origin, disability status, protected veteran status or any other characteristic protected by federal, state or local laws.

Diversity and Inclusion

We value each member of our team and are committed to treating everyone with dignity and respect. Our commitment to diversity, equality and inclusion includes regularly monitoring employment practices to ensure equity, regardless of an employee’s gender, race or ethnicity and championing for inclusive behaviors through leadership example, policies and procedures, training and special events.

Employee Assistance

We continue to support the overall health and financial well-being of our employees across the extensive programs and benefit plans that we offer. In 2022, we continued to expand the UHS Resource Guide which provides details on access to the benefits, resources and support tools available to employees throughout our organization.

In 2022, the UHS Foundation continued to support employees and their families who suffered losses due to natural disasters across the country, including fires in Boulder, Colorado, Hurricane Ida, Hurricane Ian, and the storms that impacted Kentucky.

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

Relationship with Universal Health Realty Income Trust

At December 31, 2022, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. The advisory agreement was renewed by the Trust for 2023 at the same rate in place for 2022, 2021 and 2020, providing for an advisory computation at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $5.1 million during 2022, $4.4 million during 2021 and $4.1 million during 2020.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust was $1.2 million during 2022, $6.2 million during 2021 and $1.1 million during 2020 , which are included in other income, net, on the accompanying consolidated statements of income for each year. We received dividends from the Trust amounting to $2.2 million during each of 2022, 2021 and 2020. Included in our share of the Trust’s income during 2021 was approximately $5.0 million related to our share of gains on various transactions recorded by the Trust, including an asset purchase and sale transaction between the Trust and UHS, as discussed below.

The carrying value of our investment in the Trust was $8.4 million and $9.4 million at December 31, 2022 and 2021, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $37.6 million at December 31, 2022 and $46.8 million at December 31, 2021, based on the closing price of the Trust’s stock on the respective dates.

The Trust commenced operations in 1986 by purchasing certain hospital properties from us and immediately leasing the properties back to our respective subsidiaries. The base rents are paid monthly and the bonus rents, which as of January 1, 2022 are applicable only to McAllen Medical Center, are computed and paid on a quarterly basis, based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. The leases with those subsidiaries are unconditionally guaranteed by us and are cross-defaulted with one another.

On December 31, 2021, we entered into an asset purchase and sale agreement with the Trust, which was amended during the first quarter of 2022, pursuant to the terms of which:

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
o
Canyon Creek Behavioral Health (“Canyon Creek”), located in Temple, Texas, at its fair-market value of approximately $26.0 million.
•
in connection with this transaction, since the fair-market value of Aiken and Canyon Creek, which totaled approximately $83.7 million in the aggregate, exceeded the $79.6 million fair-market value of the Inland Valley Campus of Southwest Healthcare System, we received approximately $4.1 million in cash from the Trust. This transaction generated a gain of approximately $68.4 million for the Trust, our share of which (approximately $4.0 million) is included in our consolidated statement of income for the year ended December 31, 2021.

Also on December 31, 2021, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases (with the Trust as lessor), as amended, for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. Subject to the terms of the master lease, Aiken and Canyon Creek have the right to renew their leases, at the then current fair market rent (as defined in the master lease), for seven, five-year optional renewal terms. The aggregate annual rental during 2022 pursuant to the leases for these two facilities, amounted to approximately $5.7 million ($3.9 million related to Aiken and $1.8 million related to Canyon Creek). There is no bonus rental component applicable to either of these leases. On each January 1st through 2033, the annual rental will increase by 2.25% on a cumulative and compounded basis.

As a result of the purchase options within the lease agreements for Aiken and Canyon Creek, the asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP. We have accounted for the asset exchange and substitution transaction with the Trust as a financing arrangement and, since we did not derecognize the real property related to Aiken and Canyon Creek, we will continue to depreciate the assets. Our Consolidated Balance Sheet as of December 31, 2022 and 2021 reflects a financial liability of $80.9 million and $82.4 million, respectively, which is included in debt, for the fair value of real estate assets that we exchanged as part of the transaction. Our monthly lease payments payable to the Trust will be recorded to interest expense and as a reduction to the outstanding financial liability. The amount allocated to interest expense is determined using our incremental borrowing rate and is based on the outstanding financial liability.

The total aggregate rental for leases on the four wholly-owned hospital facilities with the Trust (excluding Clive Behavioral Health Hospital which is discussed below) was approximately $20.2 million during 2022. Total aggregate rent expense under the operating leases on three hospital facilities with the Trust (McAllen Medical Center, Wellington Regional Medical Center and Inland Valley Campus of Southwest Healthcare System) was $17.7 million and $17.1 million during 2021 and 2020, respectively.

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

In addition, we are the managing, majority member in a joint venture with an unrelated third-party that operates Clive Behavioral Health, a 100-bed behavioral health care facility located in Clive, Iowa. The real property of this facility, which was completed and opened in late, 2020, is also leased from the Trust (annual rental of approximately $2.6 million and $2.5 million during 2022 and 2021, respectively) pursuant to the lease terms as provided in the table below. In connection with the lease on this facility, the joint venture has the right to purchase the leased facility from the Trust at its appraised fair market value upon either of the following: (i) by providing notice at least 270 days prior to the end of the lease terms or any renewal terms, or; (ii) upon 30 days' notice anytime within 12 months of a change of control of the Trust (UHS also has this right should the joint venture decline to exercise its purchase right). Additionally, the joint venture has rights of first offer to purchase the facility prior to any third-party sale.

The table below provides certain details for each of the hospitals leased from the Trust as of January 1, 2023:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2026	5	(a)
Wellington Regional Medical Center	$6,477,000	December, 2026	5	(b)
Aiken Regional Medical Center/Aurora Pavilion Behavioral Health Services	$3,982,000	December, 2033	35	(c)
Canyon Creek Behavioral Health	$1,800,000	December, 2033	35	(c)
Clive Behavioral Health Hospital	$2,701,000	December, 2040	50	(d)
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
(c)
We have seven 5-year renewal options at fair market value lease rates (2034 through 2068). On each January 1st through 2033, the annual rent will increase by 2.25% on a cumulative and compounded basis.
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

In January, 2022, the Trust commenced construction on a new 86,000 rentable square feet multi-tenant MOB that is located on the campus of Northern Nevada Sierra Medical Center in Reno, Nevada. Northern Nevada Sierra Medical Center, a 158-bed newly constructed acute care hospital owned and operated by a wholly-owned subsidiary of ours, was completed and opened in the April, 2022. In connection with this MOB, which is expected to be completed and opened during the first quarter of 2023, a ground lease and a master flex lease was executed between a wholly-owned subsidiary of ours and the Trust, pursuant to the terms of which our subsidiary will master lease approximately 68% of the rentable square feet of the MOB at an initial minimum rent of $1.3 million annually. The master flex lease could be reduced during the term if certain conditions are met.

Executive Officers of the Registrant

The executive officers, whose terms will expire at such time as their successors are elected, are as follows:

Name and Age	Present Position with the Company
Marc D. Miller (52)	Chief Executive Officer, President and Director
Alan B. Miller (85)	Executive Chairman of the Board
Steve G. Filton (65)	Executive Vice President, Chief Financial Officer and Secretary
Matthew J. Peterson (53)	Executive Vice President, President of Behavioral Health Division
Edward H. Sim (51)	Executive Vice President, President of Acute Care Division

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

Mr. Peterson’s employment with us commenced in September, 2019 as Executive Vice President and President of our Behavioral Health Division. He was formerly employed at UnitedHealth Group for 11 years serving in various capacities including Chief Operating Officer for OptumGovernment, a health services and technology company, as well as various other Senior Vice President/Vice President roles. In addition to his civilian business career, Mr. Peterson also serves in the Air National Guard ("ANG"), U.S. Airforce, and was recently promoted to Brigadier General. He has also served for over 25 years with the ANG as a Healthcare Executive/Medical Service Corps Officer and has held numerous leadership roles.

Mr. Sim's employment with us commenced in December, 2022 as Executive Vice President and President of our Acute Care Division. He was formerly employed as Chief Operating Officer at Centura Health, since 2017. Prior to joining Centura Health, Mr. Sim served in senior leadership roles of increasing responsibility for 11 years at Baptist Health.

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

Texas: We own 7 inpatient acute care hospitals, 12 free-standing emergency departments and 21 inpatient behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 17% and 16% of our consolidated net revenues during 2022 and 2021, respectively. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 27% in 2022 and 13% in 2021, of our income from operations after net income attributable to noncontrolling interest.

Nevada: We own 10 inpatient acute care hospitals, 5 free-standing emergency departments, 1 acute outpatient center and 3 inpatient behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 17% and 18% of our consolidated net revenues during 2022 and 2021, respectively. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 14% in 2022 and 24% in 2021, of our income from operations after net income attributable to noncontrolling interest. Excluding the impact of the $57.6 million provision for asset impairment recorded during 2022, as discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Asset Impairments, after deducting an allocation for corporate overhead expense, these facilities generated 18% of our income from operations after net income attributable to noncontrolling interest during 2022.

California: We own 5 inpatient acute care hospitals, 2 acute outpatient centers, 8 inpatient behavioral healthcare facilities and 3 behavioral healthcare outpatient facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 11% of our consolidated net revenues during each of 2022 and 2021. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 15% in 2022 and 14% in 2021, of our income from operations after net income attributable to noncontrolling interest.

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

We receive annual Medicaid revenues of approximately $100 million, or greater, from each of Texas, California, Nevada, Illinois, Pennsylvania, Washington, D.C., Florida, Kentucky and Massachusetts. We also receive Medicaid disproportionate share hospital payments from certain states including, most significantly, Texas. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states.

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

In recent years, the number of quality measures that hospitals are required to report publicly has increased. Centers for Medicare and Medicaid Services (“CMS”) publishes performance data related to quality measures and data on patient satisfaction surveys that hospitals submit in connection with the Medicare program. Federal law provides for the future expansion of the number of quality measures that must be reported. Additionally, the Patient Protection and Affordable Care Act (the “Legislation”) requires all hospitals to annually establish, update and make public a list of their standard charges for products and services. Also, the No Surprises Act, adopted as part of the Consolidated Appropriations Act, 2021 (“CAA”), creates additional price transparency requirements beginning January 1, 2022, including requiring providers to send health plans of insured patients and uninsured patients a good faith estimate of the expected charges and diagnostic codes prior to the scheduled date of the service or item. If any of our hospitals achieve poor results on the quality measures or patient satisfaction surveys (or results that are lower than our competitors) or if our standard charges are higher than our competitors, our patient volume could decline because patients may elect to use competing hospitals or other health care providers that have better metrics and pricing. This circumstance could harm our business and results of operations.

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

Typically, physicians are responsible for making hospital admissions decisions and for directing the course of patient treatment. As a result, the success and competitive advantage of our hospitals depends, in part, on the number and quality of the physicians on the medical staffs of our hospitals, the admitting practices of those physicians and our maintenance of good relations with those physicians. Physicians generally are not employees of our hospitals, and, in a number of our markets, physicians have admitting privileges at other hospitals in addition to our hospitals. They may terminate their affiliation with us at any time. If we are unable to maintain high ethical and professional standards, adequate support personnel and technologically advanced equipment and facilities that meet the needs of those physicians, they may be discouraged from referring patients to our facilities and our results of operations may decline.

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

The nationwide shortage of nurses and other clinical staff and support personnel has been a significant operating issue facing us and other healthcare providers. In particular, like others in the healthcare industry, we continue to experience a shortage of nurses and other clinical staff and support personnel at our acute care and behavioral health care hospitals in many geographic areas, which shortage has been exacerbated by the COVID‑19 pandemic. We are treating patients with COVID‑19 in our facilities and, in some areas, the increased demand for care is putting a strain on our resources and staff, which has required us to utilize higher‑cost temporary labor and pay premiums above standard compensation for essential workers. The length and extent of the disruptions caused by the COVID‑19 pandemic are currently unknown; however, we expect such disruptions to continue for the foreseeable future. This staffing shortage may require us to further enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel or require us to hire expensive temporary personnel. To the extent we cannot maintain sufficient staffing levels at our hospitals, we may be required to limit the acute and behavioral health care services provided at certain of our hospitals which would have a corresponding adverse effect on our net revenues. In addition, in some markets like California, there are requirements to maintain specified nurse-staffing levels which could adversely affect our net revenues to the extent we cannot meet those levels. If these states increase mandatory nurse-staffing ratios or additional states in which we operate adopt mandatory nurse-staffing ratios, such changes could significantly affect labor costs and have an adverse impact on revenues if we are required to limit admissions in order to meet the required ratios.

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

The expertise and efforts of our senior executives and key members of our local hospital management personnel are critical to the success of our business. The loss of the services of one or more of our senior executives or of a significant portion of our local hospital management personnel could significantly undermine our management expertise and our ability to provide efficient, quality healthcare services at our facilities, which could harm our business. Effective January 1, 2021, Mr. Alan B. Miller, our Founder, Chairman and Chief Executive Officer stepped down as Chief Executive Officer and Mr. Marc D. Miller, our former President, was appointed and has been serving as our Chief Executive Officer. Mr. Alan B. Miller continues to serve in his current role as Executive Chairman of our Board of Directors in addition to retaining certain other management responsibilities within our Company.

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

The healthcare industry is labor intensive and salaries, wages and benefits are subject to inflationary pressures, as are supplies expense and other operating expenses. Our ability to pass on increased costs associated with providing healthcare to Medicare and Medicaid patients is limited due to various federal, state and local laws which, in certain circumstances, limit our ability to increase prices.

In addition, the nationwide shortage of nurses and other clinical staff and support personnel has been a significant operating issue facing us and other healthcare providers. Like others in the healthcare industry, we continue to experience a shortage of nurses and other clinical staff and support personnel at our acute care and behavioral health care hospitals in many geographic areas. In some areas, the labor scarcity is putting a strain on our resources and staff, which has required us to utilize higher‑cost temporary labor and pay premiums above standard compensation for essential workers. This staffing shortage has required us to hire expensive temporary personnel and/or enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel. At certain facilities, particularly within our behavioral health care segment, we have been unable to fill all vacant positions and, consequently, have been required to limit patient volumes. These factors, which had a material unfavorable impact on our results of operations during 2022, have been moderating to a certain degree but are expected to continue to have an unfavorable material impact on our results of operations for the foreseeable future.

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

In addition, CMS issued an Interim Final Rule (“IFR”) effective November 5, 2021 mandating COVID-19 vaccinations for all applicable staff at all Medicare and Medicaid certified facilities. Under the IFR, facilities covered by this regulation must establish a policy ensuring all eligible staff have received the first dose of a two-dose COVID-19 vaccine or a one-dose COVID-19 vaccine prior to providing any care, treatment, or other services by December 5, 2021. All eligible staff must have received the necessary shots to be fully vaccinated – either two doses of Pfizer or Moderna or one dose of Johnson & Johnson – by January 4, 2022. The regulation also provides for exemptions based on recognized medical conditions or religious beliefs, observances, or practices. Under the IFR, facilities must develop a similar process or plan for permitting exemptions in alignment with federal law. If facilities fail to comply with the IFR by the deadlines established, they are subject to potential termination from the Medicare and Medicaid program for non-compliance. In addition, the Occupational Safety and Health Administration also issued an Emergency Temporary Standard (“ETS”) requiring all businesses with 100 or more employees to be vaccinated by January 4, 2022. Pursuant to the ETS, those employees not vaccinated by that date will need to show a negative COVID-19 test weekly and wear a face mask in the workplace. Legal challenges to these rules ensued, and the U.S. Supreme Court upheld a stay of the ETS requirements but permitted the IFR vaccination requirements to go into effect pending additional litigation. CMS has indicated that hospitals in states not involved in the Supreme Court litigation are expected to be in compliance with IFR vaccination requirements consistent with the dates referenced above. Hospitals in states that were involved in the Supreme Court litigation were required to come into compliance with first dose requirements by February 13, 2022 and second dose requirements by March 15, 2022. Hospitals in Texas were required to come into compliance with the first dose requirements by February 19, 2022 and the second dose requirements by March 21, 2022. We cannot predict at this time the potential viability or impact of any such additional litigation. Implementation of these rules could have an impact on staffing at our facilities for those employees that are not vaccinated in accordance with IFR and ETS requirements, and associated loss of revenues and increased costs resulting from staffing issues could have a material adverse effect on our financial results.

The extent to which the COVID-19 pandemic and measures taken in response thereto impact our business, results of operations and financial condition will depend on numerous factors and future developments, most of which are beyond our control or ability to predict. The ultimate impact of the COVID-19 pandemic, including the future volumes and severity of COVID-19 patients caused by new variants of the virus, as well as related pressures on staffing and wage rates and the strained supply environment, is highly uncertain and subject to change. We are not able to fully quantify the impact that these factors will have on our future financial results, but expect developments related to the COVID-19 pandemic to materially affect our financial performance for the foreseeable future. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts on our financial condition and our results of operations as a result of its macroeconomic impact, including any recession that has occurred or may occur in the future. If general economic conditions, including inflation, deteriorate or remain volatile or uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be harmed and the trading price of our common stock could decline. These factors may affect the availability, terms or timing on which we may obtain any additional funding. There can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

Despite these measures, there have been waves of escalated COVID-19 cases at various times, including the third and fourth quarters of 2021 and continuing into the first quarter of 2022, in many states in the U.S., including many states in which we operate hospitals. Recently, COVID-19 vaccinations have begun to be administered and while we expect the administration of vaccines will assist in easing the number of COVID-19 patients, the pace at which this is likely to occur is very difficult to predict. The extent to which the COVID-19 pandemic and measures taken in response thereto impact our business, results of operations and financial condition will depend on numerous factors and future developments, most of which are beyond our control or ability to predict. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We are not able to fully quantify the impact that these factors will have on our future financial results, but expect developments related to the COVID-19 pandemic to materially affect our financial performance for the foreseeable future. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts on our financial condition and our results of operations as a result of its macroeconomic impact, including any recession that has occurred or may occur in the future.

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

HHS had adopted certain reimbursement policies and regulatory flexibilities favorable to providers during the Public Health Emergency (“PHE”) declared in response to the COVID-19 pandemic. HHS has published guidance indicating its intent for the PHE to expire on May 11, 2023. The end of the PHE status will result in the conclusion of those policies over various designated timeframes. We cannot predict whether the loss of any such favorable conditions available to providers during the declared PHE will ultimately have a negative financial impact on us.

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

The Budget Control Act of 2011 (the “Budget Control Act”) mandated significant reductions in federal spending for fiscal years 2012-2021, including a reduction of 2% on all Medicare payments during this period. Subsequent legislation enacted by Congress eliminated the 2% reduction through 2021 but extended these reductions through 2030 in exchange. The payment reduction suspension was extended through March 31, 2022, with a 1% payment reduction from then until June 30, 2022 and the full 2% payment reduction thereafter. The most recent legislation extended these reductions through 2032. Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Sources of Revenue-Medicare, for additional disclosure.

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

The Legislation also contained provisions aimed at reducing fraud and abuse in healthcare. The Legislation amended several existing laws, including the federal Anti-Kickback Statute and the False Claims Act, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers. While Congress had previously revised the intent requirement of the Anti-Kickback Statute to provide that a person is not required to “have actual knowledge or specific intent to commit a violation of” the Anti-Kickback Statute in order to be found in violation of such law, the Legislation also provides that any claims for items or services that violate the Anti-Kickback Statute are also considered false claims for purposes of the federal civil False Claims Act. The Legislation provides that a healthcare provider that retains an overpayment in excess of 60 days is subject to the federal civil False Claims Act, although certain final regulations implementing this statutory requirement remain pending. The Legislation also expands the Recovery Audit Contractor program to Medicaid. These amendments also make it easier for severe fines and penalties to be imposed on healthcare providers that violate applicable laws and regulations.

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

While attempts to repeal the entirety of the Legislation have not been successful to date, a key provision of the Legislation was repealed as part of the Tax Cuts and Jobs Act and on December 14, 2018, a Texas Federal District Court Judge declared the Legislation unconstitutional, reasoning that the individual mandate tax penalty was essential to and not severable from the remainder of the Legislation. The case was appealed to the U.S. Supreme Court which ultimately held in California v. Texas that the plaintiffs lacked standing to challenge the Legislation’s requirement to obtain minimum essential health insurance coverage, or the individual mandate. The Court dismissed the case without specifically ruling on the constitutionality of the Legislation. On September 7, 2022, the same Texas Federal District Court judge, in the case of Braidwood Management v. Becerra, ruled that the requirement that certain health plans cover services with an “A” or “B” recommendation from the U.S. Preventive Services Task Force without cost sharing violates the Appointments Clause of the U.S. Constitution and that the coverage of certain HIV prevention medication violates the Religious Freedom Restoration Act. We are unable to predict the outcome of this litigation or its potential impact at this time. While the results of the 2020 elections potentially reduce the risk of the Legislation being eliminated in whole or in part, the continued uncertainties regarding implementation of the Legislation create unpredictability for the strategic and business planning efforts of health care providers, which in itself constitutes a risk.

On March 11, 2021, President Biden signed the American Rescue Plan (“ARP”) into law. The ARP extends eligibility for Legislation health insurance subsidies to people buying their own health coverage on the Marketplace who have household incomes above 400% of the federal poverty level. ARP also increased the amount of financial assistance for people at lower incomes who were already eligible under the Legislation. The Inflation Reduction Act of 2022 (“IRA”) was passed on August 16, 2022, which among other things, allows for CMS to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with 10 high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. The IRA also continued the expanded subsidies for individuals to obtain private health insurance under the Legislation through 2025. The effect of IRA on hospitals and the healthcare industry in general is not yet known.

Under the Legislation, hospitals are required to make public a list of their standard charges, and effective January 1, 2019, CMS has required that this disclosure be in machine-readable format and include charges for all hospital items and services and average charges for diagnosis-related groups. On November 27, 2019, CMS published a final rule on “Price Transparency Requirements for Hospitals to Make Standard Charges Public.” This rule took effect on January 1, 2021 and requires all hospitals to also make public their payer-specific negotiated rates, minimum negotiated rates, maximum negotiated rates and cash for all items and services, including individual items and services and service packages, that could be provided by a hospital to a patient. Failure to comply with these requirements may result in daily monetary penalties.

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

Our revenues and volume trends are dependent on many factors, including physicians’ clinical decisions and availability, payer programs shifting to a more outpatient-based environment, whether or not certain services are offered, seasonal and severe weather conditions, including the effects of extreme low temperatures, hurricanes and tornadoes, earthquakes, climate change, current local economic and demographic changes. We have a high concentration of facilities in various geographic areas, including states that have a potentially higher risk of experiencing events such as severe weather conditions and earthquakes. Given the location of our facilities, we are particularly susceptible to revenue loss, cost increase, or damage caused by severe weather conditions or natural disasters such as hurricanes, wildfires, earthquakes, or tornadoes. Any significant loss due to a natural disaster may not be covered by insurance and may lead to an increase in the cost of insurance or unavailability on acceptable terms. Climate change may also have effects on our business by increasing the cost of property insurance or making coverage unavailable on acceptable terms. To the extent that significant changes in the climate occur in areas where our facilities are located, we may experience increased frequency of severe weather conditions or natural disasters or other changes to weather patterns, all of which may result in physical damage to or a decrease in demand for properties affected by these conditions. Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition, revenues, results of operations, or cash flow may be adversely affected. In addition, government regulation intended to mitigate the impact of climate change, severe weather patterns, or natural disasters could result in additional required capital expenditures to comply with such regulation without a corresponding increase in our revenues. In addition, technological developments and pharmaceutical improvements may reduce the demand for healthcare services or the profitability of the services we offer. Further, the Medicare program’s three-year phase out and eventual elimination of the Inpatient Only List, a list of surgeries and procedures that are only covered by Medicare when provided in an inpatient setting, may reduce inpatient volumes.

A worsening of economic and employment conditions in the United States could materially affect our business and future results of operations.

Our patient volumes, revenues and financial results depend significantly on the universe of patients with health insurance, which to a large extent is dependent on the employment status of individuals in our markets. Worsening of economic conditions, including inflation and rising interest rates, may result in a higher unemployment rate which may increase the number of individuals without health insurance. As a result, our facilities may experience a decrease in patient volumes, particularly in less intense, more elective service lines, or an increase in services provided to uninsured patients. These factors could have a material unfavorable impact on our future patient volumes, revenues and operating results.

In addition, as of December 31, 2022, we had approximately $3.9 billion of goodwill recorded on our consolidated balance sheet. Should the revenues and financial results of our acute care and/or behavioral health care facilities be materially, unfavorably impacted due to, among other things, a worsening of the economic and employment conditions in the United States that could negatively impact our patient volumes and reimbursement rates, a continued rise in the unemployment rate and increases in the number of uninsured patients treated at our facilities, we may incur future charges to recognize impairment in the carrying value of our goodwill and other intangible assets, which could have a material adverse effect on our financial results.

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

To fund all or a portion of our future financing needs, we rely on borrowings from various sources including fixed rate, long-term debt as well as borrowings pursuant to our revolving credit facility and accounts receivable securitization program. If any of the lenders were unable to fulfill their future commitments, our liquidity could be impacted, which could have a material unfavorable impact our results of operations and financial condition. The increase in interest rates has substantially increased our borrowing costs and reduced our ability to access the capital markets on favorable terms. Additional increases in interest rates and the effect on capital markets could adversely affect our ability to carry out our strategy.

Risks Related to Our Common Stock

The number of outstanding shares of our Class B Common Stock is subject to potential increases or decreases.

At December 31, 2022, 23.6 million shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock. To the extent that these shares were converted into or exercised for shares of Class B Common Stock, the number of shares of Class B Common Stock available for trading in the public market place would increase substantially and the current holders of Class B Common Stock would own a smaller percentage of that class.

In addition, from time-to-time, our Board of Directors approve stock repurchase programs authorizing us to purchase shares of our Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. Such repurchases decrease the number of outstanding shares of our Class B Common Stock. During 2022, in conjunction with our stock repurchase program, we repurchased approximately 6.7 million shares at an aggregate cost of approximately $811 million. As of December 31, 2022, we had an aggregate available repurchase authorization of approximately $947 million pursuant to this program, including a $1.4 billion increase authorized by our Board of Directors in February, 2022. Pursuant to our stock repurchase program, shares of our Class B Common Stock may be repurchased, from time to time as conditions allow, on the open market or in negotiated private transactions. There is no expiration date for our stock repurchase programs.

Our ability to repurchase shares will depend upon, among other factors, our cash flows from operations, our available capital and potential future capital requirements for strategic transactions, including acquisitions, debt service requirements, and investing in our existing markets as well as our results of operations, financial condition, interest rates, our access to the capital markets and other factors beyond our control that our Board of Directors may deem relevant. A suspension or elimination of our share repurchase could have a negative effect on our stock price.

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

As of March 24, 2022, the shares of Class A and Class C Common Stock constituted 9.7% of the aggregate outstanding shares of our Common Stock, had the right to elect five members of the Board of Directors and constituted 89.5% of our general voting power as of that date. As of March 24, 2022, the shares of Class B and Class D Common Stock (excluding shares issuable upon exercise of options) constituted 90.3% of the outstanding shares of our Common Stock, had the right to elect two members of the Board of Directors and constituted 10.5% of our general voting power as of that date.

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

Executive and Administrative Offices and Commercial Health Insurer

We own various office buildings in King of Prussia and Wayne, Pennsylvania, Brentwood, Tennessee, Denton, Texas and Reno, Nevada.

Facilities

The following tables set forth the name, location, type of facility and, for acute care hospitals and behavioral health care facilities, the number of licensed beds:

Acute Care Hospitals

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Aiken Regional Medical Centers (1)	Aiken, South Carolina	211	Leased
Aurora Pavilion Behavioral Health Services (1)	Aiken, South Carolina	62	Leased
ER at Sweetwater	North Augusta, South Carolina	—	Owned
Centennial Hills Hospital Medical Center	Las Vegas, Nevada	339	Owned
ER at Valley Vista	North Las Vegas, Nevada	—	Owned
Corona Regional Medical Center	Corona, California	238	Owned
Desert Springs Hospital Medical Center	Las Vegas, Nevada	282	Owned
Desert View Hospital	Pahrump, Nevada	25	Owned
Doctors Hospital of Laredo (6)	Laredo, Texas	183	Owned
Doctors Hospital Emergency Room Saunders	Laredo, Texas	—	Owned
Doctors Hospital Emergency Room South	Laredo, Texas	—	Leased
Fort Duncan Regional Medical Center	Eagle Pass, Texas	101	Owned
The George Washington University Hospital (19)	Washington, D.C.	395	Leased
Henderson Hospital	Henderson, Nevada	303	Owned
ER at Green Valley Ranch	Henderson, Nevada	—	Owned
Lakewood Ranch Medical Center	Lakewood Ranch, Florida	120	Owned
ER at Fruitville	Sarasota, Florida	—	Owned
Manatee Memorial Hospital	Bradenton, Florida	295	Owned
ER at Sun City	Wimauma, Florida	−−
Northern Nevada Medical Center	Sparks, Nevada	219	Owned

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
ER at McCarran NW	Reno, Nevada	—	Owned
Northern Nevada Sierra Medical Center	Reno, Nevada	158	Owned
Northwest Texas Healthcare System	Amarillo, Texas	405	Owned
Northwest Texas Healthcare System Behavioral Health	Amarillo, Texas	90	Owned
Northwest Emergency at Town Square	Amarillo, Texas	—	Owned
Northwest Emergency on Georgia	Amarillo, Texas	—	Owned
Palmdale Regional Medical Center	Palmdale, California	184	Owned
South Texas Health System (2)
Edinburg Regional Medical Center/Children’s Hospital (2)	Edinburg, Texas	251	Owned
South Texas Health System Behavioral (2)	McAllen, Texas	134	Owned
South Texas Health System Heart (2)	McAllen, Texas	60	Owned
South Texas Health System McAllen (1) (2)	McAllen, Texas	431	Leased
South Texas Health System ER Alamo (2)	Alamo, Texas	—	Owned
South Texas Health System ER McColl (2)	Edinburg, Texas	—	Owned
South Texas Health System ER Mission (1) (2)	Mission, Texas	—	Leased
South Texas Health System ER Monte Cristo (2)	Edinburg, Texas	—	Owned
South Texas Health System ER Ware Road (2)	McAllen, Texas	—	Owned
South Texas Health System ER Weslaco (1) (2)	Weslaco, Texas	—	Leased
Southwest Healthcare System
Inland Valley Medical Center Campus	Wildomar, California	120	Owned
Rancho Springs Medical Center Campus	Murrieta, California	120	Owned
Spring Valley Hospital Medical Center	Las Vegas, Nevada	364	Owned
ER at Blue Diamond	Las Vegas, Nevada	—	Owned
Valley Health Specialty Hospital	Las Vegas, Nevada	66	Owned
St. Mary’s Regional Medical Center	Enid, Oklahoma	229	Owned
Summerlin Hospital Medical Center	Las Vegas, Nevada	485	Owned
Temecula Valley Hospital	Temecula, California	140	Owned
Texoma Medical Center	Denison, Texas	354	Owned
TMC Behavioral Health Center	Denison, Texas	60	Owned
ER at Anna	Anna, Texas	—	Owned
ER at Sherman	Sherman, Texas	—	Owned
Valley Hospital Medical Center	Las Vegas, Nevada	328	Owned
Elite Medical Center (ER)	Las Vegas, Nevada	—	Owned
Wellington Regional Medical Center (1)	Wellington, Florida	235	Leased
ER at Westlake	Westlake, Florida	—	Leased

Inpatient Behavioral Health Care Facilities

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Alabama Clinical Schools	Birmingham, Alabama	80	Owned
Alliance Health Center	Meridian, Mississippi	214	Owned
Anchor Hospital	Atlanta, Georgia	122	Owned
Arbour Hospital	Jamaica Plain, Massachusetts	136	Owned
Arrowhead Behavioral Health (16)	Maumee, Ohio	48	Owned
Austin Oaks Hospitals	Austin, Texas	80	Owned
Beaumont Behavioral Health (18)	Dearborn, Michigan	87	Leased
Behavioral Hospital of Bellaire	Houston, Texas	124	Leased
Belmont Pines Hospital	Youngstown, Ohio	121	Owned
Benchmark Behavioral Health Systems	Woods Cross, Utah	94	Owned
BHC Alhambra Hospital	Rosemead, California	115	Owned
Black Bear Lodge	Sautee Nacoochee, Georgia	115	Owned
Bloomington Meadows Hospital	Bloomington, Indiana	78	Owned

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Brentwood Behavioral Healthcare	Flowood, Mississippi	121	Owned
Brentwood Hospital	Shreveport, Louisiana	260	Owned
The Bridgeway	North Little Rock, Arkansas	127	Owned
The Brook Hospital—Dupont	Louisville, Kentucky	88	Owned
The Brook Hospital—KMI	Louisville, Kentucky	110	Owned
Brooke Glen Behavioral Hospital	Fort Washington, Pennsylvania	146	Owned
Brynn Marr Hospital	Jacksonville, North Carolina	102	Owned
Calvary Center	Phoenix, Arizona	68	Owned
Canyon Creek Behavioral Health	Temple, Texas	102	Leased
Canyon Ridge Hospital	Chino, California	157	Owned
The Carolina Center for Behavioral Health	Greer, South Carolina	156	Owned
Cedar Creek Hospital	St. Johns, Michigan	54	Owned
Cedar Grove Residential Treatment Center	Murfreesboro, Tennessee	45	Owned
Cedar Hills Hospital (7)	Portland, Oregon	98	Owned
Cedar Ridge Behavioral Hospital	Oklahoma City, Oklahoma	60	Owned
Cedar Ridge Residential Treatment Center	Oklahoma City, Oklahoma	56	Owned
Cedar Ridge Bethany	Bethany, Oklahoma	56	Owned
Cedar Springs Hospital	Colorado Springs, Colorado	110	Owned
Centennial Peaks Hospital	Louisville, Colorado	104	Owned
Center for Change	Orem, Utah	58	Owned
Central Florida Behavioral Hospital	Orlando, Florida	174	Owned
Chris Kyle Patriots Hospital	Anchorage, Alaska	36	Owned
Clarion Psychiatric Center	Clarion, Pennsylvania	112	Owned
Clive Behavioral Health (11)	Clive, Iowa	100	Leased
Coastal Behavioral Health	Savannah, Georgia	50	Owned
Coastal Harbor Treatment Center	Savannah, Georgia	141	Owned
Columbus Behavioral Center for Children and Adolescents	Columbus, Indiana	57	Owned
Compass Intervention Center	Memphis, Tennessee	108	Owned
Copper Hills Youth Center	West Jordan, Utah	197	Owned
Coral Shores Behavioral Health	Stuart, Florida	80	Owned
Cumberland Hall Hospital	Hopkinsville, Kentucky	97	Owned
Cumberland Hospital for Children and Adolescents	New Kent, Virginia	108	Owned
Cypress Creek Hospital	Houston, Texas	128	Owned
DeBarr Residential Treatment Center	Anchorage, Alaska	30	Owned
Del Amo Behavioral Health System	Torrance, California	166	Owned
Diamond Grove Center	Louisville, Mississippi	55	Owned
Dover Behavioral Health System	Dover, Delaware	104	Owned
El Paso Behavioral Health System	El Paso, Texas	166	Owned
Emerald Coast Behavioral Hospital	Panama City, Florida	86	Owned
Fairmount Behavioral Health System	Philadelphia, Pennsylvania	239	Owned
Fairfax
Fairfax Behavioral Health	Kirkland, Washington	157	Owned
Fairfax Behavioral Health—Everett	Everett, Washington	30	Leased
Fairfax Behavioral Health—Monroe	Monroe, Washington	34	Leased
Forest View Hospital	Grand Rapids, Michigan	108	Owned
Fort Lauderdale Behavioral Health Center	Fort Lauderdale, Florida	182	Owned
Foundations Behavioral Health	Doylestown, Pennsylvania	122	Leased
Foundations for Living	Mansfield, Ohio	84	Owned
Fox Run Center	St. Clairsville, Ohio	100	Owned
Fremont Hospital	Fremont, California	148	Owned
Friends Hospital (15)	Philadelphia, Pennsylvania	219	Owned
Fuller Hospital	Attleboro, Massachusetts	109	Owned
Garfield Park Behavioral Hospital	Chicago, Illinois	88	Owned
Glen Oaks Hospital	Greenville, Texas	54	Owned
Granite Hills Hospital	West Allis, Wisconsin	120	Leased
Gulf Coast Treatment Center	Fort Walton Beach, Florida	28	Owned

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Gulfport Behavioral Health System	Gulfport, Mississippi	109	Owned
Hampton Behavioral Health Center	Westhampton, New Jersey	120	Owned
Harbour Point Behavioral Health Center	Portsmouth, Virginia	186	Owned
Hartgrove Behavioral Health System	Chicago, Illinois	160	Owned
Havenwyck Hospital	Auburn Hills, Michigan	243	Owned
Heartland Behavioral Health Services	Nevada, Missouri	151	Owned
Hermitage Hall	Nashville, Tennessee	111	Owned
Heritage Oaks Hospital	Sacramento, California	125	Owned
Heritage Oaks Patient Enrichment Center	Sacramento, California	16	Owned
Hickory Trail Hospital	DeSoto, Texas	86	Owned
Highlands Behavioral Health System	Highlands Ranch, Colorado	86	Owned
Hill Crest Behavioral Health Services	Birmingham, Alabama	221	Owned
Holly Hill Hospital	Raleigh, North Carolina	296	Owned
The Horsham Clinic	Ambler, Pennsylvania	206	Owned
HRI Hospital	Brookline, Massachusetts	62	Owned
The Hughes Center	Danville, Virginia	64	Owned
Inland Northwest Behavioral Health (9)	Spokane, Washington	100	Owned
Intermountain Hospital	Boise, Idaho	155	Owned
Kempsville Center of Behavioral Health	Norfolk, Virginia	106	Owned
KeyStone Center	Wallingford, Pennsylvania	153	Owned
Kingwood Pines Hospital	Kingwood, Texas	116	Owned
La Amistad Behavioral Health Services	Maitland, Florida	85	Owned
Lakeside Behavioral Health System	Memphis, Tennessee	373	Owned
Lancaster Behavioral Health Hospital (8)	Lancaster, Pennsylvania	126	Owned
Laurel Heights Hospital	Atlanta, Georgia	124	Owned
Laurel Oaks Behavioral Health Center	Dothan, Alabama	118	Owned
Laurel Ridge Treatment Center	San Antonio, Texas	330	Owned
Liberty Point Behavioral Healthcare	Stauton, Virginia	58	Owned
Lighthouse Behavioral Health Hospital	Conway, South Carolina	105	Owned
Lighthouse Care Center of Augusta	Augusta, Georgia	82	Owned
Lincoln Prairie Behavioral Health Center	Springfield, Illinois	97	Owned
Lincoln Trail Behavioral Health System	Radcliff, Kentucky	140	Owned
Mayhill Hospital	Denton, Texas	59	Leased
McDowell Center for Children	Dyersburg, Tennessee	32	Owned
The Meadows Psychiatric Center	Centre Hall, Pennsylvania	119	Owned
Meridell Achievement Center	Austin, Texas	134	Owned
Mesilla Valley Hospital	Las Cruces, New Mexico	120	Owned
Michael’s House	Palm Springs, California	110	Owned
Michiana Behavioral Health	Plymouth, Indiana	83	Owned
Midwest Center for Youth and Families	Kouts, Indiana	74	Owned
Millwood Hospital	Arlington, Texas	134	Leased
Mountain Youth Academy	Mountain City, Tennessee	90	Owned
Natchez Trace Youth Academy	Waverly, Tennessee	115	Owned
Newport News Behavioral Health Center	Newport News, Virginia	132	Owned
North Spring Behavioral Healthcare	Leesburg, Virginia	127	Leased
North Star Hospital	Anchorage, Alaska	74	Owned
North Star Bragaw	Anchorage, Alaska	30	Owned
Oak Plains Academy	Ashland City, Tennessee	98	Owned
Okaloosa Youth Academy	Crestview, Florida	75	Leased
Old Vineyard Behavioral Health Services	Winston-Salem, North Carolina	164	Owned
Palmer Residential Treatment Center	Palmer, Alaska	30	Owned
Palmetto Lowcountry Behavioral Health	North Charleston, South Carolina	108	Owned
Palmetto Summerville Behavioral Health	Summerville, South Carolina	64	Leased
Palm Point Behavioral Health	Titusville, FL	74	Owned
Palm Shores Behavioral Health Center	Bradenton, Florida	65	Owned
Palo Verde Behavioral Health	Tucson, Arizona	84	Leased

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Parkwood Behavioral Health System	Olive Branch, Mississippi	148	Owned
The Pavilion Behavioral Health System	Champaign, Illinois	122	Owned
Peachford Hospital	Atlanta, Georgia	246	Owned
Pembroke Hospital	Pembroke, Massachusetts	120	Owned
Pinnacle Pointe Behavioral Healthcare System	Little Rock, Arkansas	127	Owned
Poplar Springs Hospital	Petersburg, Virginia	208	Owned
Prairie St John’s	Fargo, North Dakota	158	Owned
PRIDE Institute	Eden Prairie, Minnesota	42	Owned
Provo Canyon Behavioral Hospital	Orem, Utah	80	Owned
Provo Canyon School	Provo, Utah	274	Owned
Psychiatric Institute of Washington	Washington, D.C.	130	Owned
Quail Run Behavioral Health	Phoenix, Arizona	116	Owned
The Recovery Center	Wichita Falls, Texas	34	Leased
The Ridge Behavioral Health System	Lexington, Kentucky	110	Owned
Rivendell Behavioral Health Hospital	Bowling Green, Kentucky	125	Owned
Rivendell Behavioral Health Services of Arkansas	Benton, Arkansas	80	Owned
River Crest Hospital	San Angelo, Texas	80	Owned
Riveredge Hospital	Forest Park, Illinois	210	Owned
River Oaks Hospital	Harahan , Louisiana	126	Owned
River Park Hospital	Huntington, West Virginia	187	Owned
River Point Behavioral Health	Jacksonville, Florida	84	Owned
Rockford Center	Newark, Delaware	148	Owned
Rolling Hills Hospital	Franklin, Tennessee	130	Owned
Roxbury Treatment Center	Shippensburg, Pennsylvania	112	Owned
Salt Lake Behavioral Health	Salt Lake City, Utah	118	Leased
San Marcos Treatment Center	San Marcos, Texas	265	Owned
SandyPines Residential Treatment Center	Jupiter , Florida	149	Owned
Sierra Vista Hospital	Sacramento, California	171	Owned
Saint Simons by the Sea	Saint Simons Island , Georgia	101	Owned
Skywood Recovery	Augusta, Michigan	100	Owned
Southeast Behavioral Health (17)	Cape Girardeau, Missouri	102	Owned
Spring Mountain Sahara	Las Vegas, Nevada	30	Owned
Spring Mountain Treatment Center	Las Vegas, Nevada	110	Owned
Springwoods Behavioral Health	Fayetteville, Arkansas	80	Owned
Stonington Institute	North Stonington, Connecticut	64	Owned
Streamwood Behavioral Healthcare System	Streamwood, Illinois	178	Owned
Summit Oaks Hospital	Summit, New Jersey	126	Owned
SummitRidge Hospital	Lawrenceville, Georgia	96	Owned
Suncoast Behavioral Health Center	Bradenton, Florida	60	Owned
Texas NeuroRehab Center	Austin, Texas	137	Owned
Three Rivers Behavioral Health	West Columbia, South Carolina	129	Owned
Three Rivers Midlands	West Columbia, South Carolina	64	Owned
Turning Point Care Center	Moultrie, Georgia	79	Owned
University Behavioral Center	Orlando, Florida	112	Owned
University Behavioral Health of Denton	Denton, Texas	104	Owned
Valle Vista Health System	Greenwood, Indiana	140	Owned
Valley Hospital	Phoenix, Arizona	122	Owned
Via Linda BHS (14)	Scottsdale, Arizona	120	Leased
The Vines Hospital	Ocala, Florida	98	Owned
Virginia Beach Psychiatric Center	Virginia Beach, Virginia	100	Owned
Wekiva Springs Center	Jacksonville, Florida	120	Owned
Wellstone Regional Hospital	Jeffersonville, Indiana	100	Owned
West Oaks Hospital	Houston, Texas	176	Owned
Willow Springs Center	Reno, Nevada	116	Owned
Windmoor Healthcare of Clearwater	Clearwater, Florida	144	Owned
Windsor Laurelwood Center for Behavioral Medicine	Willoughby, Ohio	160	Leased

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Wyoming Behavioral Institute	Casper, Wyoming	129	Owned

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Acer Clinic	Chesterfield, UK	14	Owned
Acer Clinic 2	Chesterfield, UK	14	Owned
Adele Cottage	Rainworth, UK	2	Owned
Albert Ward	Darlington, UK	26	Owned
Amberwood Lodge	Dorset, UK	9	Owned
Ashbrook	Birmingham, UK	16	Owned
Ashfield House	Huddersfield, UK	6	Owned
Beacon Lower	Bradford, UK	8	Owned
Beacon Upper	Bradford, UK	8	Owned
Beckly	Halifax, UK	12	Owned
Beeches	Retford, UK	12	Owned
Birches	Newark, UK	6	Owned
Broughton House	Lincolnshire, UK	34	Owned
Broughton Lodge	Macclesfield, UK	20	Owned
CAS Brunel	Bristol, UK	32	Owned
Chaseways	Sawbridgeworth, UK	6	Owned
Cherry Tree House	Mansfield Woodhouse, UK	6	Owned
Conifers	Derby, UK	7	Owned
Cygnet Alders Clinic	Gloucester, UK	20	Owned
Cygnet Appletree	Meadowfield, UK	26	Owned
Cygnet Aspen House	Doncaster, UK	20	Owned
Cygnet Aspen Lodge	Doncaster, UK	16	Owned
Cygnet Bostall House	Abbey Wood, UK	6	Owned
Cygnet Cedars	Birmingham, UK	24	Owned
Cygnet Cedar Vale	East Bridgeford, UK	14	Owned
Cygnet Churchill	London, UK	57	Owned
Cygnet Delfryn House	Flintshire, UK	28	Owned
Cygnet Delfryn Lodge	Flintshire, UK	24	Owned
Cygnet Elms	Birmingham, UK	10	Owned
Cygnet Fountains	Blackburn, UK	32	Owned
Cygnet Grange	Sutton-in-Ashfield, UK	8	Owned
Cygnet Heathers	West Bromwich, UK	20	Owned
Cygnet Hospital—Beckton	London, UK	62	Owned
Cygnet Hospital—Bierley	Bradford, UK	63	Owned
Cygnet Hospital—Blackheath	London, UK	32	Leased
Cygnet Hospital Bury	Bury, UK	167	Owned
Cygnet Hospital Clifton	Nottingham, UK	25	Owned
Cygnet Hospital—Derby	Derby, UK	50	Owned
Cygnet Hospital—Ealing	Ealing, UK	26	Owned
Cygnet Hospital—Godden Green	Sevenoaks, UK	39	Owned
Cygnet Hospital—Harrogate	Middlesex, UK	36	Owned
Cygnet Hospital—Harrow	Harrow, UK	61	Owned
Cygnet Hospital Hexham	Northumberland, UK	27	Owned
Cygnet Hospital—Kewstoke	Weston-super-Mare, UK	72	Owned
Cygnet Hospital Sheffield	Sheffield, UK	57	Owned
Cygnet Hospital—Stevenage	Stevenage, UK	88	Owned
Cygnet Hospital—Taunton	Taunton, UK	57	Owned
Cygnet Hospital Woking	Woking, UK	60	Owned

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Cygnet Hospital—Wyke	Bradford, UK	52	Owned
Cygnet Joyce Parker Hospital	Coventry, UK	56	Owned
Cygnet Lodge	Sutton-in-Ashfield, UK	8	Owned
Cygnet Lodge—Brighouse	Brighouse, UK	25	Owned
Cygnet Lodge – Kenton	Middlesex, UK	15	Owned
Cygnet Lodge—Lewisham	London, UK	17	Owned
Cygnet Lodge – Salford	Manchester, UK	24	Owned
Cygnet Lodge – Woking	Woking, UK	31	Owned
Cygnet Manor	Shirebrook, UK	20	Owned
Cygnet Newham House	Middlesbrough, UK	20	Owned
Cygnet Nield House	Crewe, UK	30	Owned
Cygnet Oaks	Barnsley, UK	35	Owned
Cygnet Pindar House	Barnsley, UK	22	Owned
Cygnet Raglan House	West Midlands, UK	25	Owned
Cygnet Sedgley House	Wolverhampton, UK	20	Owned
Cygnet Sedgley Lodge	Wolverhampton, UK	14	Owned
Cygnet Sherwood House	Mansfield, UK	30	Owned
Cygnet Sherwood Lodge	Mansfield, UK	17	Owned
Cygnet St. Augustine’s	Stoke on Trent, UK	32	Owned
Cygnet St. Teilo House	Gwent, UK	23	Owned
Cygnet St. Williams	Darlington, UK	12	Owned
Cygnet Storthfield House	Derbyshire, UK	22	Owned
Cygnet Victoria House	Darlington, UK	6	Owned
Cygnet Views	Matlock, UK	10	Owned
Cygnet Wallace Hospital	Dundee, UK	10	Owned
Cygnet Wast Hills	Birmingham, UK	26	Owned
Cygnet Woodside	Bradford, UK	9	Owned
Dene Brook	Rotherham, UK	13	Owned
Devon Lodge	Southampton, UK	12	Owned
Dove Valley Mews	Barnsley, UK	10	Owned
Ducks Halt	Essex, UK	5	Owned
Eleni House	Essex, UK	8	Owned
Ellen Mhor	Dundee, UK	12	Owned
Elston House	Newark, UK	8	Owned
Fairways	Ipswich, UK	8	Owned
Farm Lodge	Rainham, UK	5	Owned
The Fields	Sheffield, UK	54	Owned
Highwoods	Colchester, UK	20	Owned
Gables	Essex, UK	7	Owned
Gledcliffe Road	Huddersfield, UK	6	Owned
Gledholt	Huddersfield, UK	9	Owned
Gledholt Mews	Huddersfield, UK	21	Owned
Glyn House	Stoke on Trent, UK	5	Owned
Hawkstone	Keighley, UK	10	Owned
Hollyhurst	Darlington, UK	19	Owned
Hope House	Hartlepool, UK	11	Owned
Kirkside House	Leeds, UK	7	Owned
Kirkside Lodge	Leeds, UK	8	Owned
Langdale Coach House	Huddersfield, UK	3	Owned
Langdale House	Huddersfield, UK	8	Owned
Larch Court	Essex, UK	4	Owned
Limes Houses	Mansfield, UK	6	Owned
Lindsay House	Dundee, UK	2	Owned
Longfield House	Bradford, UK	9	Owned
Lowry House	Hyde, UK	12	Owned
Maidstone	Maidstone, UK	65	Owned

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Marion House	Derby, UK	5	Owned
Meadows Mews	Tipton, UK	10	Owned
Morgan House	Stoke on Trent, UK	5	Owned
Newbus Grange	Neasham, UK	17	Owned
Nightingale	Dorset, UK	10	Owned
Norcott House	Liversedge, UK	11	Owned
Norcott Lodge	Liversedge, UK	9	Owned
Oak Court	Essex, UK	12	Owned
Oakhurst Lodge	Hampshire, UK	8	Owned
Oaklands	Northumberland, UK	19	Owned
Old Leigh House	Essex, UK	7	Leased
The Orchards	Essex, UK	5	Owned
Outwood	Leeds, UK	10	Owned
Oxley Lodge	Huddersfield, UK	4	Owned
Oxley Woodhouse	Huddersfield, UK	13	Owned
Pines	Mansfield Woodhouse, UK	7	Owned
Ramsey	Colchester, UK	21	Owned
Ranaich House	Dunblane, UK	14	Owned
Redlands	Darlington, UK	5	Owned
Rhyd Alyn	Flintshire, UK	6	Owned
Shear Meadow	Hemel Hempstead, UK	4	Owned
Sherwood Lodge Step Down	Mansfield, UK	9	Owned
The Squirrels	Hampshire, UK	9	Owned
4, 5, 7 The Sycamores	South Normanton, UK	6	Owned
15 The Sycamores	South Normanton, UK	4	Owned
Tabley House Nursing Home	Knutsford, UK	51	Leased
Thistle House	Dundee, UK	10	Owned
Thornfield Grange	Bishop Auckland, UK	9	Owned
Thornfield House	Bradford, UK	7	Owned
Thors Park	Essex, UK	14	Owned
Toller Road	Leicestershire, UK	8	Owned
Trinity House	Galloway, UK	13	Owned
Tupwood Gate Nursing Home	Caterham, UK	33	Owned
1Vincent Court	Lancashire, UK	5	Owned
Walkern Lodge	Stevenage, UK	4	Owned
Willow House	Birmingham, UK	8	Owned
12 Woodcross Street	Wolverhampton, UK	8	Owned
Woodrow House	Stockport, UK	9	Owned
Yew Trees	Essex, UK	10	Owned

Puerto Rico:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
First Hospital Panamericano—Cidra	Cidra, Puerto Rico	165	Owned
First Hospital Panamericano—San Juan	San Juan, Puerto Rico	45	Leased
First Hospital Panamericano—Ponce	Ponce, Puerto Rico	30	Leased

Outpatient Behavioral Health Care Facilities

United States:
Name of Facility	Location	Real Property Ownership Interest
Arbour Counseling Services	Rockland, Massachusetts	Owned
The Canyon at Santa Monica	Santa Monica, California	Leased
Foundations San Francisco	San Francisco, California	Leased
Michael’s House Outpatient	Palm Springs, California	Leased
The Pointe Outpatient Behavioral Health Services	Little Rock, Arkansas	Leased
Saint Louis Behavioral Medicine Institute	St. Louis, Missouri	Owned
Skywood Outpatient	Royal Oak, Michigan	Leased
Talbott Recovery	Atlanta, Georgia	Owned

United Kingdom:
Name of Facility	Location	Real Property Ownership Interest
Long Eaton Day Services	Nottingham, UK	Owned
Sheffield Day Services	Sheffield, UK	Owned

Outpatient Centers and Surgical Hospital
Name of Facility	Location	Real Property Ownership Interest
Aiken Surgery Center	Aiken, South Carolina	Owned
Cancer Care Institute of Carolina	Aiken, South Carolina	Owned
Cornerstone Regional Hospital (3)	Edinburg, Texas	Leased
Manatee Diagnostic Center	Bradenton, Florida	Leased
Palms Westside Clinic ASC (5)	Royal Palm Beach, Florida	Leased
Quail Surgical and Pain Management Center (10)	Reno, Nevada	Leased
Riverside Medical Clinic Surgery Center	Riverside, California	Leased
Temecula Valley Day Surgery (4)	Murrieta, California	Leased

(1)
Real property leased from Universal Health Realty Income Trust.
(2)
These entities are consolidated under one license operating as the South Texas Health System.
(3)
We manage and own a noncontrolling interest of approximately 50% in the entity that operates this facility.
(4)
We manage and own a majority interest in an LLC that owns and operates this center.
(5)
We own a noncontrolling ownership interest of approximately 50% in the entity that operates this facility that is managed by a third-party.
(6)
We hold an 93% ownership interest in this facility through both general and limited partnership interests. The remaining 7% ownership interest is held by unaffiliated third parties.
(7)
Land of this facility is leased.
(8)
We manage and own a noncontrolling interest of 50% in this facility. The remaining 50% ownership interest is held by an unaffiliated third party. Land of this facility is leased from the unaffiliated third party member.
(9)
We manage and hold an 80% ownership interest in this facility. The remaining 20% ownership interest is held by an unaffiliated third party.
(10)
We hold a 51% ownership interest in this facility. The remaining 49% ownership interest is held by unaffiliated third parties.
(11)
We manage and hold a 52% ownership interest in this facility. The remaining 48% ownership interest is held by an unaffiliated third party.

(12)
We manage and hold a 74.1% ownership interest in this facility. The remaining 25.9% ownership interest is held by an unaffiliated third party.
(13)
We manage and hold a 75% ownership interest in this facility. The remaining 25% ownership interest is held by an unaffiliated third party.
(14)
We manage and hold a 51% ownership interest in this facility. The remaining 49% ownership interest is held by an unaffiliated third party.
(15)
We manage and hold a 80% ownership interest in this facility. The remaining 20% ownership interest is held by an unaffiliated third party.
(16)
We manage and hold a 70% ownership interest in this facility. The remaining 30% ownership interest is held by an unaffiliated third party.
(17)
We manage and hold a 75% ownership interest in this facility. The remaining 25% ownership interest is held by an unaffiliated third party.
(18)
We manage and hold a 74% ownership interest in this facility. The remaining 26% ownership interest is held by an unaffiliated third party.
(19)
The land of this facility is leased pursuant to the terms of a lease that is scheduled to expire in August, 2082. The lease contains one, twenty-five year renewal option.

We own or lease medical office buildings adjoining some of our hospitals. We believe that the leases on the facilities, medical office buildings and other real estate leased or owned by us do not impose any material limitation on our operations. The aggregate lease payments on facilities leased by us were $104 million in 2022, $93 million in 2021 and $82 million in 2020.

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

The number of stockholders of record as of January 31, 2023, were as follows:

Class A Common	17
Class B Common	729
Class C Common	1
Class D Common	85

Stock Repurchase Programs

As of December 31, 2021, we had an aggregate available purchase authorization of $358.2 million. In February, 2022, our Board of Directors authorized a $1.4 billion increase to the program. As of December 31, 2022, we had an aggregate available repurchase authorization of $947.37 million. Pursuant to this program, shares of our Class B Common Stock may be repurchased, from time to time as conditions allow, on the open market or in negotiated private transactions. There is no expiration date for our stock repurchase programs.

As reflected below, during the fourth quarter of 2022, we have repurchased approximately 812,141 shares at an aggregate cost of approximately $107.23 million (approximately $132.03 per share) pursuant to the terms of our stock repurchase program. In addition, during the three-month period ended December 31, 2022, 17,727 shares were repurchased in connection with income tax withholding obligations resulting from stock-based compensation programs. For the year ended December 31, 2022, we have repurchased approximately 6.67 million shares at an aggregate cost of approximately $810.86 million (approximately $121.63 per share). In addition, for the year ended December 31, 2022, 153,305 shares were repurchased in connection with income tax withholding obligations resulting from stock-based compensation programs.

During the period of October 1, 2022 through December 31, 2022, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased (1)	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs (2)	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of dollars that may yet be purchased under the program (in thousands)
October, 2022	—	1,730	745	$0.01	—	$—	$—	$1,054,597
November, 2022	—	191,955	286	$0.01	182,141	$129.64	$23,612	$1,030,985
December, 2022	—	637,764	550	$0.01	630,000	$132.73	$83,617	$947,368
Total October through December	$-	831,449	1,581	$0.01	812,141	$132.03	$107,229

(1)
Includes shares that were repurchased in connection with income tax withholding obligations resulting from the exercise of stock options and the vesting of restricted stock grants. Also includes 745, 286 and 550 restricted shares that were forfeited and canceled by former employees pursuant to the terms of our restricted stock purchase plan during October, November and December, 2022, respectively.
(2)
The only publicly announced program pursuant to which the shares were repurchased was the share repurchase program described above. There is no other plan or program that has expired during this time period. Also, there is no other plan or program that we have determined to terminate prior to expiration, or under which we do not intend to make further purchases.

Dividends

During the year ended December 31, 2022 we paid dividends of $0.80 per share. Dividend equivalents are accrued on unvested restricted stock units and are paid upon vesting of the restricted stock unit.

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

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the stock included in the Standard & Poor’s 500 Index and a Peer Group Index during the five-year period ended December 31, 2022. The graph assumes an investment of $100 made in our common stock and each Index as of January 1, 2018 and has been weighted based on market capitalization. Note that our common stock price performance shown below should not be viewed as being indicative of future performance.

Companies in the peer group, which consist of companies in the S&P 500 Index or S&P MidCap 400 Index are as follows: Acadia Healthcare Company, Inc., Community Health Systems, Inc., HCA Healthcare, Inc., LifePoint Health, Inc. (included until November, 2018, when it was acquired by Apollo Management) and Tenet Healthcare Corporation.

Company Name / Index	2017 Base	2018	2019	2020	2021	2022
Universal Health Services, Inc.	$100.00	$103.16	$127.53	$122.42	$116.10	$126.98
S&P 500 Index	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
Peer Group	$100.00	$135.63	$168.65	$192.34	$304.63	$281.64

ITEM 6. [RESERVED]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to promote an understanding of our operating results and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the Consolidated Financial Statements, as included in this Annual Report on Form 10-K. The MD&A contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under Item 1A. Risk Factors, and below in Forward-Looking Statements and Risk Factors and as included elsewhere in this Annual Report on Form 10-K. This section generally discusses our results of operations for the year ended December 31, 2022, as compared to the year ended December 31, 2021. For discussion of our result of operations and changes in our financial condition for the year ended December 31, 2021 as compared to the year ended December 31, 2020, please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on February 24, 2022.

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals and outpatient facilities and behavioral health care facilities.

As of February 27, 2023, we owned and/or operated 359 inpatient facilities and 39 outpatient and other facilities including the following located in 39 states, Washington, D.C., the United Kingdom and Puerto Rico:

Acute care facilities located in the U.S.:

•
28 inpatient acute care hospitals;
•
21 free-standing emergency departments, and;
•
7 outpatient centers & 1 surgical hospital.

Behavioral health care facilities (331 inpatient facilities and 10 outpatient facilities):

Located in the U.S.:

•
185 inpatient behavioral health care facilities, and;
•
8 outpatient behavioral health care facilities.

Located in the U.K.:

•
143 inpatient behavioral health care facilities, and;
•
2 outpatient behavioral health care facilities.

Located in Puerto Rico:

•
3 inpatient behavioral health care facilities.

Net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 57% of our consolidated net revenues during 2022 and 56% during 2021. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 43% of our consolidated net revenues during 2022 and 44% during 2021.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $685 million in 2022 and $688 million in 2021. Total assets at our U.K. behavioral health care facilities were approximately $1.235 billion as of December 31, 2022 and $1.351 billion as of December 31, 2021.

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

Forward-Looking Statements and Risk Factors

You should carefully review the information contained in this Annual Report, and should particularly consider any risk factors that we set forth in this Annual Report on Form 10-K for the year ended December 31, 2022, and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Annual Report, we state our beliefs of future events and of our future financial performance. This Annual Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, or the negative of those words and expressions, as well as statements in future tense, identify forward-looking statements. In evaluating those statements, you should specifically consider various factors, including the risks related to healthcare industry trends and those set forth herein in Item 1A. Risk Factors. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that are difficult to predict and many of which are outside of our control. Many factors, including those set forth herein in Item 1A. Risk Factors, and other important factors disclosed in this report, and from time to time in our other filings with the SEC, could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

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
•
the impact of the COVID-19 pandemic, which began during the second half of March, 2020, has had a material effect on our operations and financial results since that time. The length and extent of the disruptions caused by the COVID‑19 pandemic are currently unknown; however, we expect such disruptions to continue into the future. Since the future volumes and severity of COVID-19 patients remain highly uncertain and subject to change, including potential increases in future COVID-19 patient volumes caused by new variants of the virus, as well as related pressures on staffing and wage rates, we are not able to fully quantify the impact that these factors will have on our future financial results. However, developments related to the COVID-19 pandemic could continue to materially affect our financial performance. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts on our financial condition and our results of operations as a result of its macroeconomic impact, including the risks of a global recession or a recession in one or more of our key markets, the impact they may have on us and our customers and our assessment of that impact, and any disruptions and inefficiencies in the supply chain, and many of our known risks described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2022;
•
the nationwide shortage of nurses and other clinical staff and support personnel has been a significant operating issue facing us and other healthcare providers. Like others in the healthcare industry, we continue to experience a shortage of nurses and other clinical staff and support personnel at our acute care and behavioral health care hospitals in many geographic areas. In some areas, the labor scarcity is putting a strain on our resources and staff, which has required us to utilize higher‑cost temporary labor and pay premiums above standard compensation for essential workers. This staffing shortage has required us to hire expensive temporary personnel and/or enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel. At certain facilities, particularly within our behavioral health care segment, we have been unable to fill all vacant positions and, consequently, have been required to limit patient volumes. These factors, which had a material unfavorable impact on our results of operations during 2022, are expected to continue to have an unfavorable material impact on our results of operations for the foreseeable future;
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

•
the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), a stimulus package signed into law on March 27, 2020, authorizes $100 billion in grant funding to hospitals and other healthcare providers to be distributed through the Public Health and Social Services Emergency Fund (the “PHSSEF”). These funds are not required to be repaid provided the recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using PHSSEF funds to reimburse expenses or losses that other sources are obligated to reimburse. However, since the expenses and losses will be ultimately measured over the life of the COVID-19 pandemic, potential retrospective unfavorable adjustments in future periods, of funds recorded as revenues in prior periods, could occur. The U.S. Department of Health and Human Services (“HHS”) initially distributed $30 billion of this funding based on each provider’s share of total Medicare fee-for-service reimbursement in 2019. Subsequently, HHS determined that CARES Act funding (including the $30 billion already distributed) would be allocated proportional to providers’ share of 2018 net patient revenue. We have received payments from these initial distributions of the PHSSEF as disclosed herein. HHS has indicated that distributions of the remaining $50 billion will be targeted primarily to hospitals in COVID-19 high impact areas, to rural providers, safety net hospitals and certain Medicaid providers and to reimburse providers for COVID-19 related treatment of uninsured patients. We have received payments from these targeted distributions of the PHSSEF, as disclosed herein. The CARES Act also makes other forms of financial assistance available to healthcare providers, including through Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which made available accelerated payments of Medicare funds in order to increase cash flow to providers. On April 26, 2020, CMS announced it was reevaluating and temporarily suspending the Medicare Accelerated and Advance Payment Program in light of the availability of the PHSSEF and the significant funds available through other programs. We have received accelerated payments under this program during 2020, and returned early all of those funds during the first quarter of 2021, as disclosed herein. The Paycheck Protection Program and Health Care Enhancement Act (the “PPPHCE Act”), a stimulus package signed into law on April 24, 2020, includes additional emergency appropriations for COVID-19 response, including $75 billion to be distributed to eligible providers through the PHSSEF. A third phase of PHSSEF allocations made $24.5 billion available for providers who previously received, rejected or accepted PHSSEF payments. Applicants that had not yet received PHSSEF payments of 2 percent of patient revenue were to receive a payment that, when combined with prior payments (if any), equals 2 percent of patient care revenue. Providers that have already received payments of approximately 2 percent of annual revenue from patient care were potentially eligible for an additional payment. Recipients will not be required to repay the government for PHSSEF funds received, provided they comply with HHS defined terms and conditions. On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law. The CAA appropriated an additional $3 billion to the PHSSEF, codified flexibility for providers to calculate lost revenues, and permitted parent organizations to allocate PHSSEF targeted distributions to subsidiary organizations. The CAA also provides that not less than 85 percent of the unobligated PHSSEF amounts and any future funds recovered from health care providers should be used for additional distributions that consider financial losses and changes in operating expenses in the third or fourth quarters of 2020 and the first quarter of 2021 that are attributable to the coronavirus. The CAA provided additional funding for testing, contact tracing and vaccine administration. Providers receiving payments were required to sign terms and conditions regarding utilization of the payments. Any provider receiving funds in excess of $10,000 in the aggregate will be required to report data elements to HHS detailing utilization of the payments, and we will be required to file such reports. We, and other providers, will report healthcare related expenses attributable to COVID-19 that have not been reimbursed by another source, which may include general and administrative or healthcare related operating expenses. Funds may also be applied to lost revenues, represented as a negative change in year-over-year net patient care operating income. The deadline for using all Provider Relief Fund payments depends on the date of the payment received period; payments received in the first period of April 10, 2020 to June 30, 2020 were to have been expended by June 30, 2021 and payments received in the fourth period of July 1, 2021 to December 31, 2021 were to have been expended by December 31, 2022. The American Rescue Plan Act of 2021 (“ARPA”), enacted on March 11, 2021, included funding directed at detecting, diagnosing, tracing, and monitoring COVID-19 infections; establishing community vaccination centers and mobile vaccine units; promoting, distributing, and tracking COVID-19 vaccines; and reimbursing rural hospitals and facilities for healthcare-related expenses and lost revenues attributable to COVID-19. ARPA increased the eligibility for, and amount of, premium tax credits to purchase health coverage through Patient Protection and Affordable Care Act, as amended by the Health and Education Reconciliation Act (collectively, the “Legislation”). Further, ARPA set the Medicaid program’s federal medical assistance percentage (“FMAP”) at 100 percent for amounts expended for COVID-19 vaccines and vaccine administration. ARPA also increases the FMAP by 5 percent for eight calendar quarters to incentivize states to expand their Medicaid programs. Finally, ARPA provides subsidies to cover 100 percent of health insurance premiums under the Consolidated Omnibus Budget Reconciliation Act through September 30, 2021. There is a high degree of uncertainty surrounding the implementation of the CARES Act, the PPPHCE Act, the CAA and ARPA, and the federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact. On December 29, 2022, the Consolidated Appropriations Act, 2023, was signed into law and phases out the enhanced FMAP rate and fully eliminates the increase on December 31, 2023. States are also permitted to begin Medicaid eligibility redeterminations on March 31, 2023, which is anticipated to result in a large decrease in Medicaid enrollment. There can be no assurance as to the total amount of financial and other types of assistance we will receive under the CARES Act, the PPPHCE Act, the CAA and the ARPA, and it is difficult to predict the impact of such legislation on our operations or how they will affect operations of our competitors. Moreover, we are unable to assess the extent to which anticipated negative impacts on us arising from the COVID-19 pandemic will be offset by amounts or benefits received or to be received under the CARES Act, the PPPHCE Act, the CAA and the ARPA;
•
HHS had adopted certain reimbursement policies and regulatory flexibilities favorable to providers during the Public Health Emergency (“PHE”) declared in response to the COVID-19 pandemic. HHS has published guidance indicating its intent for the PHE to expire on May 11, 2023. The end of the PHE status will result in the conclusion of those policies over various designated timeframes. We cannot predict whether the loss of any such favorable conditions available to providers during the declared PHE will ultimately have a negative financial impact on us;
•
our ability to comply with the existing laws and government regulations, and/or changes in laws and government regulations;
•
an increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. For example, Congress has reduced to $0 the penalty for failing to maintain health coverage that was part of the original Legislation as part of the Tax Cuts and Jobs Act. President Biden has undertaken and is expected to undertake additional executive actions that will strengthen the Legislation and reverse the policies of the prior administration. To date, the Biden administration has issued executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the Legislation or the Medicaid program. The Inflation Reduction Act of 2022 (“IRA”) was passed on August 16, 2022, which among other things, allows for CMS to negotiate prices for certain single-source drugs reimbursed under Medicare Part B and Part D. The ARPA’s expansion of subsidies to purchase coverage through a Legislation exchange, which the IRA continued through 2025, is anticipated to increase exchange enrollment. The Trump Administration had directed the issuance of final rules (i) enabling the formation of association health plans that would be exempt from certain Legislation requirements such as the provision of essential health benefits, (ii) expanding the availability of short-term, limited duration health insurance, (iii) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level, (iv) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans and (v) incentivizing the use of health reimbursement arrangements by employers to permit employees to purchase health insurance in the individual market. The uncertainty resulting from these Executive Branch policies may have led to reduced Exchange enrollment in 2018, 2019 and 2020. It is also anticipated that these policies, to the extent that they remain as implemented, may create additional cost and reimbursement pressures on hospitals, including ours. In addition, there have been numerous political and legal efforts to expand, repeal, replace or modify the Legislation since its enactment, some of which have been successful, in part, in modifying the Legislation, as well as court challenges to the constitutionality of the Legislation. The U.S. Supreme Court rejected the latest such case on June 17, 2021, when the Court held in California v. Texas that the plaintiffs lacked standing to challenge the Legislation’s requirement to obtain minimum essential health insurance coverage, or the individual mandate. The Court dismissed the case without specifically ruling on the constitutionality of the Legislation. As a result, the Legislation will continue to remain law, in its entirety, likely for the foreseeable future. On September 7, 2022, the Legislation faced its most recent challenge when a Texas Federal District Court judge, in the case of Braidwood Management v. Becerra, ruled that a requirement that certain health plans cover services without cost sharing violates the Appointments Clause of the U.S. Constitution and that the coverage of certain HIV prevention medication violates the Religious Freedom Restoration Act. Any future efforts to challenge, replace or replace the Legislation or expand or substantially amend its provision is unknown. See below in Sources of Revenue and Health Care Reform for additional disclosure;
•
under the Legislation, hospitals are required to make public a list of their standard charges, and effective January 1, 2019, CMS has required that this disclosure be in machine-readable format and include charges for all hospital items and services and average charges for diagnosis-related groups. On November 27, 2019, CMS published a final rule on “Price Transparency Requirements for Hospitals to Make Standard Charges Public.” This rule took effect on January 1, 2021 and requires all hospitals to also make public their payer-specific negotiated rates, minimum negotiated rates, maximum negotiated rates, and discounted cash rates, for all items and services, including individual items and services and service packages, that could be provided by a hospital to a patient. Failure to comply with these requirements may result in daily monetary penalties. On November 2, 2021, CMS released a final rule amending several hospital price transparency policies and increasing the amount of penalties for noncompliance through the use of a scaling factor based on hospital bed count;
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
•
as discussed below in Sources of Revenue, we receive revenues from various state and county-based programs, including Medicaid in all the states in which we operate. We receive annual Medicaid revenues of approximately $100 million, or greater, from each of Texas, California, Nevada, Illinois, Pennsylvania, Washington, D.C., Florida, Kentucky and Massachusetts. We also receive Medicaid disproportionate share hospital payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, and the effect of the COVID-19 pandemic on state budgets, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations;
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
•
the Budget Control Act of 2011 (the “2011 Act”) imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year with a uniform percentage reduction across all Medicare programs. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, continued the 2% reductions to Medicare reimbursement imposed under the 2011 Act. Recent legislation suspended payment reductions through December 31, 2021 in exchange for extended cuts through 2030. Subsequent legislation extended the payment reduction suspension through March 31, 2022, with a 1% payment reduction from then until June 30, 2022 and the full 2% payment reduction thereafter. The most recent legislation extended these reductions through 2032. We cannot predict whether Congress will restructure the implemented Medicare payment reductions or what other federal budget deficit reduction initiatives may be proposed by Congress going forward. See below in 2019 Novel Coronavirus Disease Medicare and Medicaid Payment Related Legislation – Medicare Sequestration Relief, for additional disclosure related to the favorable effect the legislative extensions have had on our results of operations;
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
•
in 2021, the rate of inflation in the United States began to increase and has since risen to levels not experienced in over 40 years. We are experiencing inflationary pressures, primarily in personnel costs, and we anticipate impacts on other cost areas within the next twelve months. The extent of any future impacts from inflation on our business and our results of operations will be dependent upon how long the elevated inflation levels persist and the extent to which the rate of inflation further increases, if at all, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, our expenses could increase faster than anticipated and we may utilize our capital resources sooner than expected. Further, given the complexities of the reimbursement landscape in which we operate, our payers may be unwilling or unable to increase reimbursement rates to compensate for inflationary impacts. Although we have hedged some of our floating rate indebtedness, the rapid increase in interest rates have increased our interest expense significantly increasing our expenses and reducing our free cash flow and our ability to access the capital markets on favorable terms. As such, the effects of inflation may adversely impact our results of operations, financial condition and cash flows;
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

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our Consolidated Balance Sheets. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we cannot provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our results in 2022, 2021 or 2020. If it were to occur, each 1% adjustment to our estimated net Medicare revenues that are subject to retrospective review and settlement as of December 31, 2022, would change our after-tax net income by approximately $1 million.

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts net revenues in future periods. Although the patient’s ultimate eligibility determination may result in adjustments to net revenues, these adjustments did not have a material impact on our results of operations in 2022 or 2021 since our facilities make estimates at each financial reporting period to adjust revenue based on historical collections.

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

Uncompensated care (charity care and uninsured discounts):

The following table shows the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the years ended December 31, 2022 and 2021:

	(dollar amounts in thousands)
	2022		2021
	Amount	%	Amount	%
Charity care	$786,962	35%	$661,965	33%
Uninsured discounts	1,474,933	65%	1,336,319	67%
Total uncompensated care	$2,261,895	100%	$1,998,284	100%

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

	(amounts in thousands)
	2022	2021
Estimated cost of providing charity care	$85,434	$72,095
Estimated cost of providing uninsured discounts related care	160,122	145,538
Estimated cost of providing uncompensated care	$245,556	$217,633

Self-Insured/Other Insurance Risks: We provide for self-insured risks, primarily general and professional liability claims, workers’ compensation claims and healthcare and dental claims. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimate of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. All relevant information, including our own historical experience is used in estimating the expected amount of claims. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Our estimated self-insured reserves are reviewed and changed, if necessary, at each reporting date and changes are recognized currently as additional expense or as a reduction of expense.

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

See Note 8 to the Consolidated Financial Statements-Commitments and Contingencies for additional disclosure related to our self-insured general and professional liability and workers’ compensation liability.

Long-Lived Assets: We review our long-lived assets for impairment whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flow. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to its estimated fair value and an impairment loss is recognized. Fair values are determined based on estimated future cash flows using appropriate discount rates. Please see additional disclosure below in Provision for Asset Impairment.

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

We performed an impairment assessment as of October 1, 2022 which indicated no impairment of goodwill. There was no goodwill impairment during 2021.

Future changes in the estimates used to conduct the impairment review, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill or indefinite-lived intangible assets.

Income Taxes: Deferred tax assets and liabilities are recognized for the amount of taxes payable or deductible in future years as a result of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. We believe that future income will enable us to realize our deferred tax assets net of recorded valuation allowances relating to state and foreign net operating loss carry-forwards, tax credits, and interest deduction limitations.

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. Our tax returns have been examined by the Internal Revenue Service through the year ended December 31, 2006. We believe that adequate accruals have been provided for federal, foreign and state taxes.

See Note 6 to the Consolidated Financial Statements-Income Taxes for additional disclosure of our effective tax rates.

Recent Accounting Pronouncements: For a summary of recent accounting pronouncements, please see Note 1 to the Consolidated Financial Statements-Accounting Standards as included in this Report on Form 10-K for the year ended December 31, 2022.

CARES Act and Other Governmental Grants and Medicare Accelerated Payments: Please see Sources of Revenue- 2019 Novel Coronavirus Disease Medicare and Medicaid Payment Related Legislation below for additional disclosure.

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

The healthcare industry is labor intensive and salaries, wages and benefits are subject to inflationary pressures, as are supplies expense and other operating expenses. In addition, the nationwide shortage of nurses and other clinical staff and support personnel has been a significant operating issue facing us and other healthcare providers. Like others in the healthcare industry, we continue to experience a shortage of nurses and other clinical staff and support personnel at our acute care and behavioral health care hospitals in many geographic areas. In some areas, the labor scarcity is putting a strain on our resources and staff, which has required us to utilize higher‑cost temporary labor and pay premiums above standard compensation for essential workers. This staffing shortage has required us to hire expensive temporary personnel and/or enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel. At certain facilities, particularly within our behavioral health care segment, we have been unable to fill all vacant positions and, consequently, have been required to limit patient volumes. This staffing shortage may require us to further enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel or require us to hire expensive temporary personnel. We have also experienced cost increases related to the procurement of medical supplies as well as certain of our other operating expenses which we believe resulted from supply chain disruptions as well as general inflationary pressures. These factors, which had a material unfavorable impact on our results of operations during 2022, have been moderating to a certain degree but are expected to continue to have an unfavorable material impact on our results of operations for the foreseeable future.

Although our ability to pass on increased costs associated with providing healthcare to Medicare and Medicaid patients is limited due to various federal, state and local laws which, in certain circumstances, limit our ability to increase prices, we have been negotiating increased rates from commercial insurers to defray our increased cost of providing patient care. In addition, we have implemented various productivity enhancement programs and cost reduction initiatives including, but not limited to, the following: team-based patient care initiatives designed to optimize the level of patient care services provided by our licensed nurses/clinicians; efforts to reduce utilization of, and rates paid for, premium pay labor; consolidation of medical supply vendors to increase purchasing discounts; review and reduction of clinical variation in connection with the utilization of medical supplies, and; various other efforts to increase productivity and/or reduce costs including investments in new information technology applications.

The following table summarizes our results of operations, and is used in the discussion below, for the years ended December 31, 2022 and 2021 (dollar amounts in thousands):

	Year Ended December 31,
	2022		2021		2020
		% of Net		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	Amount	Revenues
Net revenues	$13,399,370	100.0%	$12,642,117	100.0%	$11,558,897	100.0%
Operating charges:
Salaries, wages and benefits	6,762,256	50.5%	6,163,944	48.8%	5,613,097	48.6%
Other operating expenses	3,445,733	25.7%	3,035,869	24.0%	2,672,762	23.1%
Supplies expense	1,474,339	11.0%	1,427,134	11.3%	1,288,132	11.1%
Depreciation and amortization	581,861	4.3%	533,213	4.2%	510,493	4.4%
Lease and rental expense	131,626	1.0%	118,863	0.9%	116,059	1.0%
Subtotal-operating expenses	12,395,815	92.5%	11,279,023	89.2%	10,200,543	88.2%
Income from operations	1,003,555	7.5%	1,363,094	10.8%	1,358,354	11.8%
Interest expense, net	126,889	0.9%	83,672	0.7%	106,285	0.9%
Other (income) expense, net	10,406	0.1%	(13,891)	-0.1%	(14)	0.0%
Income before income taxes	866,260	6.5%	1,293,313	10.2%	1,252,083	10.8%
Provision for income taxes	209,278	1.6%	305,681	2.4%	299,293	2.6%
Net income	656,982	4.9%	987,632	7.8%	952,790	8.2%
Less: Net income (loss) attributable to noncontrolling interests	(18,627)	-0.1%	(3,958)	0.0%	8,837	0.1%
Net income attributable to UHS	$675,609	5.0%	$991,590	7.8%	$943,953	8.2%

Net revenues increased by 6.0%, or $757 million, to $13.40 billion during 2022 as compared to $12.64 billion during 2021. The increase in net revenues was primarily attributable to:

•
a $507 million or 4.1% increase in net revenues generated from our acute care and behavioral health care operations owned during both periods (which we refer to as “same facility”), and;
•
$250 million of other combined net increases including the revenues generated at facilities and businesses acquired during the past year, the revenues generated at a newly constructed, 158-bed acute care hospital located in Reno, Nevada, that opened in early April, 2022, and a $77 million increase in provider tax assessments programs (which had no impact on net income attributable to UHS as reflected above since the amounts were offset between net revenues and other operating expenses).

Income before income taxes decreased by $427 million to $866 million during 2022 as compared to $1.29 billion during 2021. The decrease was attributable to:

•
a decrease of $305 million at our acute care facilities, as discussed below in Acute Care Hospital Services;
•
a decrease of $45 million at our behavioral health care facilities, as discussed below in Behavioral Health Services;
•
a decrease of $43 million due to an increase in interest expense due to an increase in our aggregate average outstanding borrowings as well as an increase in our weighted average cost of borrowings, as discussed below in Other Operating Results-Interest Expense, and;
•
$34 million of other combined net decreases.

Net income attributable to UHS decreased by $316 million to $675 million during 2022 as compared to $992 million during 2021. This decrease was attributable to:

•
a decrease of $427 million in income before income taxes, as discussed above;
•
an increase of $15 million due to an increase in the loss attributable to noncontrolling interests, and;

•
an increase of $96 million resulting from a net decrease in the provision for income taxes due primarily to the income tax benefit recorded in connection with the $412 million decrease in pre-tax income. Please see additional disclosure below in Other Operating Results-Provision for Income Taxes and Effective Tax Rates.

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

As a result of unfavorable trends experienced during 2022 and 2021, included in our results of operations were pre-tax increases of $16 million during 2022, and $52 million during 2021, to our reserves for self-insured professional and general liability claims. During 2022, approximately $10 million of the reserves increase is included in our Same Facility basis acute care hospitals services’ results, and approximately $6 million is included in our behavioral health services’ results. During 2021, approximately $39 million of the reserves increase is included in our Same Facility basis acute care hospitals services’ results, and approximately $13 million is included in our behavioral health services’ results.

Acute Care Hospital Services

The following table sets forth certain operating statistics for our acute care hospital services for the years ended December 31, 2022 and 2021.

	Same Facility Basis		All
	2022	2021	2022	2021
Average licensed beds	6,760	6,566	6,923	6,566
Average available beds	6,588	6,394	6,751	6,394
Patient days	1,546,067	1,568,639	1,569,611	1,568,639
Average daily census	4,235.8	4,297.6	4,300.3	4,297.6
Occupancy-licensed beds	62.7%	65.5%	62.1%	65.5%
Occupancy-available beds	64.3%	67.2%	63.7%	67.2%
Admissions	307,462	305,296	311,537	305,296
Length of stay	5.0	5.1	5.0	5.1

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

The following table summarizes the results of operations for our acute care hospital services on a same facility basis and is used in the discussions below for the years ended December 31, 2022 and 2021 (dollar amounts in thousands):

	Year Ended		Year Ended
	December 31, 2022		December 31, 2021
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues	$7,281,739	100.0%	$6,998,257	100.0%
Operating charges:
Salaries, wages and benefits	3,221,550	44.2%	2,964,934	42.4%
Other operating expenses	1,860,791	25.6%	1,661,418	23.7%
Supplies expense	1,224,070	16.8%	1,224,499	17.5%
Depreciation and amortization	361,354	5.0%	329,755	4.7%
Lease and rental expense	76,649	1.1%	75,391	1.1%
Subtotal-operating expenses	6,744,414	92.6%	6,255,997	89.4%
Income from operations	537,325	7.4%	742,260	10.6%
Interest expense, net	1,109	0.0%	1,006	0.0%
Other (income) expense, net	1,493	0.0%	567	0.0%
Income before income taxes	$534,723	7.3%	$740,687	10.6%

During 2022, as compared to 2021, net revenues from our acute care hospital services, on a Same Facility basis, increased by $283 million or 4.1%. Income before income taxes (and before income attributable to noncontrolling interests) decreased by $206 million, or 28%, amounting to $535 million, or 7.3% of net revenues during 2022, as compared to $741 million, or 10.6% of net revenues during 2021.

During 2022, net revenue per adjusted admission decreased by 0.3% while net revenue per adjusted patient day increased by 1.9%, as compared to 2021. During 2022, as compared to 2021, inpatient admissions to our acute care hospitals increased by 0.7% and adjusted admissions (adjusted for outpatient activity) increased by 3.1%. Patient days at these facilities decreased by 1.4% and adjusted patient days increased by 0.9% during 2022, as compared to 2021. The average length of inpatient stay at these facilities was 5.0 days during 2022 and 5.1 days during 2021. The occupancy rate, based on the average available beds at these facilities, was 64% during 2022, as compared to 67% during 2021.

On a Same Facility basis during 2022, as compared to 2021, salaries, wages and benefits expense increased $257 million or 8.7%. The increase during 2022, as compared to 2021, was due primarily to higher labor costs due, in part, to the healthcare labor shortage as well as an increase in patients at our hospitals, during the first quarter of 2022, with COVID‑19 which increased the demand for care and pressured our staffing resources requiring us to utilize higher‑cost temporary labor and pay premiums above standard compensation for essential workers. As compared to the first quarter of 2022, we experienced a decrease in patients with COVID-19 during the remaining 9 months of the year which eased the need for higher-cost temporary labor and pay premiums.

Other operating expenses increased $199 million, or 12.0%, during 2022, as compared to 2021. Operating expenses incurred in connection with our commercial health insurer, consisting primarily of medical costs, increased approximately $97 million during 2022, as compared to 2021. Excluding the operating expenses incurred in connection with our commercial health insurer, other operating expenses increased $103 million, or 7.6%.

Supplies expense decreased slightly during 2022, as compared to 2021. Offsetting the increased cost of supplies experienced during 2022, as compared to 2021, was a decrease in the number of patients treated with COVID-19 at our hospitals during 2022, as compared to 2021. Patients diagnosed with COVID-19 generally require more intensive medical resources and supplies.

All Acute Care Hospital Services

The following table summarizes the results of operations for all our acute care operations during 2022 and 2021. These amounts include: (i) our acute care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including, if applicable, the operating results of businesses the were acquired/opened, or divested/closed, during the past year as well as provisions for asset impairments. Dollar amounts below are reflected in thousands.

	Year Ended		Year Ended
	December 31, 2022		December 31, 2021
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues	$7,646,749	100.0%	$7,108,254	100.0%
Operating charges:
Salaries, wages and benefits	3,332,535	43.6%	2,968,140	41.8%
Other operating expenses	2,146,196	28.1%	1,772,312	24.9%
Supplies expense	1,264,688	16.5%	1,224,664	17.2%
Depreciation and amortization	383,115	5.0%	331,508	4.7%
Lease and rental expense	86,654	1.1%	75,391	1.1%
Subtotal-operating expenses	7,213,188	94.3%	6,372,015	89.6%
Income from operations	433,561	5.7%	736,239	10.4%
Interest expense, net	1,109	0.0%	1,006	0.0%
Other (income) expense, net	2,788	0.0%	567	0.0%
Income before income taxes	$429,664	5.6%	$734,666	10.3%

During 2022, as compared to 2021, net revenues from our acute care hospital services increased by $538 million, or 7.6%, due to: (i) the $283 million, or 4.1% increase in Same Facility revenues, as discussed above, and; (ii) $255 million of other combined increases due to facilities and businesses acquired during the past year, the revenues generated at the newly constructed hospital located in Reno, Nevada, that opened during the first quarter of 2022, and a $66 million increase in provider tax assessments.

Income before income taxes decreased by $305 million, or 42%, to $430 million, or 5.6% of net revenues during 2022, as compared to $735 million, or 10.3% of net revenues during 2021. The decrease in income before income taxes resulted from: (i) the $206 million, or 28%, decrease in income before income taxes at our hospitals, on a Same Facility basis, as discussed above; (ii) a $58 million provision for asset impairment recorded during 2022, as discussed below in Other Operating Results-Provision for Asset Impairments, and; (iii) $41 million of other combined net decreases related primarily to the start-up losses incurred at the newly constructed acute care hospital located in Reno, Nevada, that opened during the first quarter of 2022.

During 2022, as compared to 2021, salaries, wages and benefits expense increased $364 million or 12.3%. The increase was due to the $257 million, or 8.7%, above-mentioned increase related to our acute care hospital services, on a Same Facility basis, as well as a combined increase of $107 million related to the facilities and businesses acquired/opened during the past year.

Other operating expenses increased $374 million, or 21.1%, during 2022, as compared to 2021. The increase was due to the $199 million, or 12.0%, above-mentioned increase related to our acute care hospital services, on a Same Facility basis, a combined increase of $109 million related to the facilities and businesses acquired/opened during the past year, and a $66 million increase in provider tax assessments.

Supplies expense increased $40 million, or 3.3%, during 2022, as compared to 2021. Since, as discussed above, supplies expense decreased slightly for our acute care hospital services, on a Same Facility basis, the increase was due to the expense incurred at the facilities and businesses acquired/opened during the past year.

Please see Results of Operations - COVID-19, Clinical Staffing Shortage and Effects of Inflation above for additional disclosure regarding the factors impacting our operating costs.

Behavioral Health Care Services

The following table sets forth certain operating statistics for our behavioral health care services for the years ended December 31, 2022 and 2021.

	Same Facility Basis		All
	2022	2021	2022	2021
Average licensed beds	23,835	23,749	24,259	24,132
Average available beds	23,735	23,647	24,159	24,030
Patient days	6,164,887	6,091,704	6,230,124	6,162,780
Average daily census	16,890.1	16,689.6	17,068.8	16,884.3
Occupancy-licensed beds	70.9%	70.3%	70.4%	70.0%
Occupancy-available beds	71.2%	70.6%	70.7%	70.3%
Admissions	452,772	449,670	459,245	457,006
Length of stay	13.6	13.5	13.6	13.5

Behavioral Health Care Services-Same Facility Basis

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

The following table summarizes the results of operations for our behavioral health care services, on a same facility basis, and is used in the discussions below for the years ended December 31, 2022 and 2021 (dollar amounts in thousands):

	Year Ended		Year Ended
	December 31, 2022		December 31, 2021
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues	$5,595,179	100.0%	$5,371,512	100.0%
Operating charges:
Salaries, wages and benefits	3,075,718	55.0%	2,863,708	53.3%
Other operating expenses	1,071,443	19.1%	1,036,089	19.3%
Supplies expense	210,136	3.8%	202,816	3.8%
Depreciation and amortization	180,958	3.2%	183,843	3.4%
Lease and rental expense	42,657	0.8%	40,438	0.8%
Subtotal-operating expenses	4,580,912	81.9%	4,326,894	80.6%
Income from operations	1,014,267	18.1%	1,044,618	19.4%
Interest expense, net	3,749	0.1%	3,312	0.1%
Other (income) expense, net	(6,343)	-0.1%	96	0.0%
Income before income taxes	$1,016,861	18.2%	$1,041,210	19.4%

During 2022, as compared to 2021, net revenues from our behavioral health services, on a Same Facility basis, increased by $224 million or 4.2%. Income before income taxes (and before income attributable to noncontrolling interests) decreased by $24 million, or 2%, amounting to $1.02 billion or 18.2% of net revenues during 2022 as compared to $1.04 billion or 19.4% of net revenues during 2021.

During 2022, net revenue per adjusted admission increased by 4.0% while net revenue per adjusted patient day increased by 3.5%, as compared to 2021. During 2022, as compared to 2021, inpatient admissions and adjusted admissions to our behavioral health care hospitals each increased by 0.7%. Patient days and adjusted patient days at these facilities each increased by 1.2% during 2022, as compared to 2021. The average length of inpatient stay at these facilities was 13.6 days during 2022 and 13.5 days during 2021. The occupancy rate, based on the average available beds at these facilities, was 71% during each of 2022 and 2021.

On a Same Facility basis during 2022, as compared to 2021, salaries, wages and benefits expense increased $212 million or 7.4%. The increase during 2022, as compared to 2021, was due, in part, to a nationwide shortage of nurses and other clinical staff and support personnel at our behavioral health care hospitals which pressured our staffing resources and required us to pay premiums above standard compensation for essential workers and to utilize higher‑cost temporary labor.

Other operating expenses increased $35 million, or 3.4%, during 2022, as compared to 2021. Supplies expense increased $7 million, or 3.6%, during 2022, as compared to 2021.

All Behavioral Health Care Services

The following table summarizes the results of operations for all our behavioral health care services during 2022 and 2021. These amounts include: (i) our behavioral health care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts, if applicable, including the results of facilities acquired or opened during the past year as well as the results of certain facilities that were closed or restructured during the past year. Dollar amounts below are reflected in thousands.

	Year Ended		Year Ended
	December 31, 2022		December 31, 2021
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues	$5,729,758	100.0%	$5,503,644	100.0%
Operating charges:
Salaries, wages and benefits	3,107,216	54.2%	2,893,028	52.6%
Other operating expenses	1,201,563	21.0%	1,145,879	20.8%
Supplies expense	211,786	3.7%	204,840	3.7%
Depreciation and amortization	186,555	3.3%	187,761	3.4%
Lease and rental expense	43,868	0.8%	41,703	0.8%
Subtotal-operating expenses	4,750,988	82.9%	4,473,211	81.3%
Income from operations	978,770	17.1%	1,030,433	18.7%
Interest expense, net	5,323	0.1%	4,780	0.1%
Other (income) expense, net	(6,843)	-0.1%	96	0.0%
Income before income taxes	$980,290	17.1%	$1,025,557	18.6%

During 2022, as compared to 2021, net revenues generated from our behavioral health services increased by $226 million, or 4.1% due primarily to the above-mentioned $224 million, or 4.2% increase in net revenues on a Same Facility basis.

Income before income taxes decreased by $45 million, or 4%, to $980 million or 17.1% of net revenues during 2022, as compared to $1.03 billion or 18.6% of net revenues during 2021. The decrease during 2022, as compared to 2021, was attributable to: (i) the $24 million, or 2% decrease in income before income taxes experienced at our behavioral health facilities, on a Same Facility basis, as discussed above, and; (ii) $21 million of other combined net decreases consisting primarily of the startup losses incurred at various facilities opened during the past year.

During 2022, as compared to 2021, salaries, wages and benefits expense increased $215 million or 7.4%. The increase was due primarily to the $212 million, or 7.4%, increase related to our behavioral health services, on a Same Facility basis, as discussed above.

Other operating expenses increased $56 million, or 4.9%, during 2022, as compared to 2021. The increase was due primarily to the $35 million, or 3.4%, above-mentioned increase related to our behavioral health services, on a Same Facility basis, as well as the other operating expenses incurred at various facilities opened during the past year.

Supplies expense increased $7 million, or 3.4%, during 2022, as compared to 2021, due to the above-mentioned increase related to our behavioral health services, on a Same Facility basis.

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

For additional disclosure related to our revenues including a disaggregation of our consolidated net revenues by major source for each of the periods presented herein, please see Note 10 to the Consolidated Financial Statements-Revenue Recognition.

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

CMS’s calendar year 2018 final OPPS rule, issued on November 13, 2017, substantially reduced Medicare Part B reimbursement for 340B Program drugs paid to hospitals. Beginning January 1, 2018, CMS reimbursement for certain separately payable drugs or biologicals that are acquired through the 340B Program by a hospital paid under the OPPS (and not excepted from the payment adjustment policy) is the average sales price of the drug or biological minus 22.5 percent, an effective reduction of 26.89% in payments for 340B program drugs. In December, 2018, the U.S. District Court for the District of Columbia ruled that HHS did not have statutory authority to implement the 2018 Medicare OPPS rate reduction related to hospitals that qualify for drug discounts under the federal 340B Program and granted a permanent injunction against the payment reduction. On July 31, 2020, the U.S. Court of Appeals for the D.C. Circuit reversed the District Court and held that HHS’s decision to lower drug reimbursement rates for 340B hospitals rests on a reasonable interpretation of the Medicare statute. As a result, we recognized $8 million of revenues during 2020 that were previously reserved in a prior year. These payment reductions were challenged before the U.S. Supreme Court, which held in American Hospital Association v. Becerra that because HHS did not conduct a survey of hospitals’ acquisition costs in 2018 and 2019, its decision to vary reimbursement rates only for 340B hospitals in those years was unlawful. As a result of the Supreme Court’s decision, CMS finalized for calendar year 2023 a payment rate of average sales price plus 6% for 340B Program drugs, consistent with CMS policy for drugs not acquired through the program. CMS further implemented a 3.09% reduction to payment rates for non-drug services to achieve budget neutrality for the 340B Program payment rate change for calendar year 2023. CMS will address the remedy for 340B drug payments from 2018-2022 in future rulemaking prior to the calendar year 2024 OPPS proposed rule.

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

We receive revenues from various state and county-based programs, including Medicaid in all the states in which we operate. We receive annual Medicaid revenues of approximately $100 million, or greater, from each of Texas, California, Nevada, Illinois, Pennsylvania, Washington, D.C., Florida, Kentucky and Massachusetts. We also receive Medicaid disproportionate share hospital payments from certain states including, most significantly, Texas. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

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

On March 26, 2021, HHSC published a final rule that will apply to program periods on or after September 1, 2021, and UHRIP was re-named the Comprehensive Hospital Increase Reimbursement Program (“CHIRP”). CHIRP is comprised of a UHRIP component and an Average Commercial Incentive Award component. CHIRP has a pool size of $4.7 billion. On March 25, 2022, CMS approved the CHIRP program retroactive to September 1, 2021 through August 31, 2022. The impact of the CHIRP program is reflected in the State Medicaid Supplemental Payment Program Table below including approximately $12 million of estimated CHIRP revenues which were recorded during the first quarter of 2022, attributable to the period September 1, 2021 through December 31, 2021, net of associated provider taxes. On August 1, 2022, CMS approved the CHIRP program, with a pool of $5.2 billion, for the rate period effective September 1, 2022 to August 31, 2023.

During, 2022, certain of our acute care hospitals located in Texas recorded an aggregate of $33 million in Quality Incentive Fund (“QIF”) payments, applicable to the period September 1, 2020 to August 31, 2021 in connection with the state’s UHRIP program. This revenue was earned pursuant to contract terms with various Medicaid managed care plans which requires the annual payout of QIF funds when a managed care service delivery area’s actual claims-based UHRIP payments are less than targeted UHRIP payments for a specific rate year. We also anticipate that these hospitals may be entitled to a comparable amount of aggregate QIF revenue during 2023.

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

Texas Delivery System Reform Incentive Payments:

In addition, the Texas Medicaid Section 1115 Waiver included a DSRIP pool to incentivize hospitals and other providers to transform their service delivery practices to improve quality, health status, patient experience, coordination, and cost-effectiveness. DSRIP pool payments are incentive payments to hospitals and other providers that develop programs or strategies to enhance access to health care, increase the quality of care, the cost-effectiveness of care provided and the health of the patients and families served. In FFY 2022, DSRIP funding under the waiver is eliminated except for certain carryover DSRIP projects. In connection with this DSRIP program, our results of operations included revenues of approximately $18 million in 2022 and $34 million in 2021.

Summary of Amounts Related To The Above-Mentioned Various State Medicaid Supplemental Payment Programs:

The following table summarizes the revenues, Provider Taxes and net benefit related to each of the above-mentioned Medicaid supplemental programs for the years ended December 31, 2022 and 2021. The Provider Taxes are recorded in other operating expenses on the Condensed Consolidated Statements of Income as included herein.

	(amounts in millions)
	2022	2021
Texas UC/UPL:
Revenues	$258	$120
Provider Taxes	(101)	(35)
Net benefit	$157	$85

Texas DSRIP:
Revenues	$27	$49
Provider Taxes	(9)	(16)
Net benefit	$18	$33

Various other state programs:
Revenues	$499	$472
Provider Taxes	(177)	(160)
Net benefit	$322	$312

Total all Provider Tax programs:
Revenues	$784	$641
Provider Taxes	(287)	(211)
Net benefit	$497	$430
We estimate that our aggregate net benefit from the Texas and various other state Medicaid supplemental payment programs will approximate $469 million (net of Provider Taxes of $278 million) during the year ending December 31, 2023. These amounts are based upon various terms and conditions that are out of our control including, but not limited to, the states’/CMS’s continued approval of the programs and the applicable hospital district or county making IGTs consistent with 2022 levels.

Future changes to these terms and conditions could materially reduce our net benefit derived from the programs which could have a material adverse impact on our future consolidated results of operations. In addition, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our future consolidated results of operations. As described below in 2019 Novel Coronavirus Disease Medicare and Medicaid Payment Related Legislation, a 6.2% increase to the Medicaid Federal Matching Assistance Percentage (“FMAP”) is included in the Families First Coronavirus Response Act. The impact of the enhanced FMAP Medicaid supplemental and DSH payments are reflected in our financial results during 2022 and 2021. We are unable to estimate the prospective financial impact of this provision at this time as our financial impact is contingent on unknown state action during future eligible federal fiscal quarters.

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

In connection with these DSH programs, included in our financial results was an aggregate of approximately $54 million during 2022 and $51 million during 2021. We expect the aggregate reimbursements to our hospitals pursuant to the Texas and South Carolina 2023 fiscal year programs to be approximately $49 million.

The Legislation and subsequent federal legislation provides for a significant reduction in Medicaid disproportionate share payments beginning in federal fiscal year 2024 (see above in Sources of Revenues and Health Care Reform-Medicaid for additional disclosure related to the delay of these DSH reductions). HHS is to determine the amount of Medicaid DSH payment cuts imposed on each state based on a defined methodology. As Medicaid DSH payments to states will be cut, consequently, payments to Medicaid-participating providers, including our hospitals in Texas and South Carolina, will be reduced in the coming years. Based on the CMS final rule published in September, 2019, beginning in fiscal year 2024 (as amended by the CARES Act and the CAA), annual Medicaid DSH payments in South Carolina and Texas could be reduced by approximately 65% and 41%, respectively, from 2022 DSH payment levels.

Our behavioral health care facilities in Texas have been receiving Medicaid DSH payments since FFY 2016. As with all Medicaid DSH payments, hospitals are subject to state audits that typically occur up to three years after their receipt. DSH payments are subject to a federal Hospital Specific Limit (“HSL”) and are not fully known until the DSH audit results are concluded. In general, freestanding psychiatric hospitals tend to provide significantly less charity care than acute care hospitals and therefore are at more risk for retroactive recoupment of prior year DSH payments in excess of their respective HSL. In light of the retroactive HSL audit risk for freestanding psychiatric hospitals, we have established DSH reserves for our facilities that have been receiving funds since FFY 2016. These DSH reserves are also impacted by the resolution of federal DSH litigation related to Children’s Hospital Association of Texas v. Azar (“CHAT”) where the calculation of HSL was being challenged. In August, 2019, DC Circuit Court of Appeals issued a unanimous decision in CHAT and reversed the judgment of the district court in favor of CMS and ordered that CMS’s “2017 Rule” (regarding Medicaid DSH Payments—Treatment of Third Party Payers in Calculating Uncompensated Care Costs) be reinstated. CMS has not issued any additional guidance post the ruling. In April 2020, the plaintiffs in the case have petitioned the Supreme Court of the United States to hear their case. Additionally, there have been separate legal challenges on this same issue in the Fifth and Eight Circuits. On November 4, 2019, in Missouri Hosp. Ass’n v. Azar, the United States Court of Appeals for the Eighth Circuit issued an opinion upholding the 2017 Rule. On April 20, 2020, in Baptist Memorial Hospital v. Azar, the United States Court of Appeals of the Fifth Circuit issued a decision also upholding the 2017 Rule. In light of these court decisions, we continue to maintain reserves in the financial statements for cumulative Medicaid DSH and UC reimbursements related to our behavioral health hospitals located in Texas that amounted to $42 million as of December 31, 2022 and $40 million as of December 31, 2021.

Nevada - SPA and SDP:

State Plan Amendment ("SPA")

CMS initially approved an SPA in Nevada in August, 2014 and this SPA has been approved for additional state fiscal years, including the 2022 fiscal year covering the period of July 1, 2021 through June 30, 2022. CMS's approval for the 2023 fiscal year, which is still pending, is expected to occur.

In connection with this program, included in our financial results was approximately $21 million during 2022 and approximately $23 million during 2021. We estimate that our reimbursements pursuant to this program will approximate $19 million during the year ended December 31, 2023.

State Directed Payment Program ("SDP")

On February 7, 2023, the Division of Health Care Financing and Policy (“DHCFP”) held a public workshop that outlined a new provider fee on private hospitals located in Nevada that would effectively capture new Medicaid federal share for certain categories of services eligible for the new payment programs. Final approval of each of these Medicaid supplemental payment programs is subject to various state and federal actions. If ultimately approved, DHCFP intends to have both components implemented retroactively to January 1, 2023.

DHCFP indicated the new Medicaid supplemental payments will include two components as follows:

•
Medicaid fee for service upper payment limit component.
o
We anticipate state and federal approval of the fee for service upper payment limit component to occur during 2023. If approved, we estimate that our aggregate net reimbursements pursuant to this program (net of related provider taxes) will approximate $25 million during the year ended December 31, 2023.
•
Medicaid managed care component.
o
We cannot predict whether or not the managed care component will ultimately receive state and federal approval. If approved, we cannot predict the timing and aggregate net reimbursements that we may receive in connection with this program.

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

California Hospital Fee Program CMS Approval Status:

Hospital Fee Program Component	CMS Methodology Approval Status	CMS Rate Setting Approval Status
Fee For Service Payment	Approved through December 31, 2022	Approved through December 31, 2022; Paid through June 30, 2022
Managed Care-Pass-Through Payment	Approved through December 31, 2022	Approved through June 30, 2019; Paid in advance of approval through December 31, 2021
Managed Care-Directed Payment	Approved through December 31, 2022	Approved through June 30, 2019; Paid in advance of approval through December 30, 2020

In connection with the existing program, included in our financial results was approximately $50 million during 2022 and $46 million during 2021. We estimate that our reimbursements pursuant to this program will approximate $51 million during the year ended December 31, 2023. The aggregate impact of the California supplemental payment program, as outlined above, is included in the above State Medicaid Supplemental Payment Program table.

Kentucky Hospital Rate Increase Program (“HRIP”):

In early 2021, CMS approved the Kentucky Medicaid Managed Care Hospital Rate Increase Program (“HRIP”) for SFY 2021, which covered the period of July 1, 2020 through June 30, 2021. In December 2021, CMS approved the HRIP program period for the period July 1, 2021 to December 31, 2021. Included in our financial results was approximately $69 million during 2022 and approximately $97 million during 2021 (covering the eighteen month period of July 1, 2020 through December 31, 2021), respectively.

Programs such as HRIP require an annual state submission and approval by CMS. In December, 2021, CMS approved the program for the period of January 1, 2022 through December 31, 2022 at rates similar to the prior year. We estimate that our reimbursements pursuant to HRIP will approximate $60 million during the year ended December 31, 2023.

Florida Medicaid Managed Care Directed Payment Program (“DPP”):

The Florida Medicaid Managed Care Directed Payment Program (“DPP”) provides for an additional payment for Medicaid managed care contracted services. The DPP program requires various related legislative and regulatory approvals each year. In connection with this program, included in our financial results was approximately $36 million during 2022 and $23 million during 2021 (recorded during fourth quarters of each year). We estimate that our reimbursements pursuant to this DPP will approximate $34 million during the year ended December 31, 2023.

Oklahoma Transition to Managed Care and Implementation of a Medicaid Managed Care DPP

In May, 2022, Oklahoma enacted legislation (SB 1337 and SB 1396) that directs the Oklahoma Health Care Authority (“OHCA”) to: (i) transition its Medicaid program from a fee for service payment model to a managed care payment model by no later than October 1, 2023, and: (ii) concurrently implement a Medicaid managed care DPP using a managed care gap of ninety percent (90%) average commercial rates. In December, 2022, the OHCA delayed the implementation date of the Medicaid managed care change and related DPP until April 1, 2024. Although we estimate that the DPP as enacted may have a favorable impact on our future results of operations, we are unable to quantify the ultimate impact since implementation of this legislation is subject to various administrative and regulatory steps including the awarding of managed care contracts as well as CMS’s approval of the DPP.

Illinois Medicaid Supplemental Payment Programs

The Illinois Medicaid Supplemental Payment Programs are comprised of three components (1) Medicaid managed care directed payment program (2) Medicaid managed care pass-through program and (3) Medicaid fee for service supplemental payment program. The results of this program are included in the above State Medicaid Supplemental Payment Program table. These programs require various related legislative and regulatory approvals each year. In connection with this program, included in our financial results was approximately $49 million during 2022 and $30 million during 2021. Included in the 2022 amount was a non-recurring Medicaid managed care claims processing catchup payment amounting to approximately $10 million. We estimate that our reimbursements pursuant to these supplemental payment programs will approximate $39 million during the year ended December 31, 2023.

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

Surprise Billing Interim Final Rule: On September 30, 2021, the Department of Labor, and the Department of the Treasury, along with the Office of Personnel Management (“OPM”), released an interim final rule with comment period, entitled “Requirements Related to Surprise Billing; Part II.” This rule is related to Title I (the “No Surprises Act”) of Division BB of the Consolidated Appropriations Act, 2021, and establishes new protections from surprise billing and excessive cost sharing for consumers receiving health care items/services. It implements additional protections against surprise medical bills under the No Surprises Act, including provisions related to the independent dispute resolution process, good faith estimates for uninsured (or self-pay) individuals, the patient-provider dispute resolution process, and expanded rights to external review. On February 28, 2022, a district judge in the Eastern District of Texas invalidated portions of the rule governing aspects of the Independent Dispute Resolution (“IDR”) process. In light of this decision, the government issued a final rule on August 19, 2022 eliminating the rebuttable presumption in favor of the qualifying payment amount (“QPA”) by the IDR entity and providing additional factors the IDR entity should consider when choosing between two competing offers. On September 22, 2022, the Texas Medical Association filed a lawsuit challenging the IDR process provided in the updated final rule and alleging that the final rule unlawfully elevates the QPA above other factors the IDR entity must consider. The American Hospital Association and American Medical Association have announced their intent to join this case as amici supporting the Texas Medical Association. On February 10, 2023, CMS instructed certified IDR entities to hold all payment determinations until further guidance is issued by the departments of Health & Human Services, Labor, and Treasury. This decision stems from the February 6, 2023, court decision that vacated the federal government’s revised IDR process for determining payment for out-of-network services under the No Surprises Act. Certified IDR entities have also been instructed to recall any payment determinations issued after February 6, 2023. We do not expect the interim final rule or the August 19, 2022, final rule to have a material impact on our results of operations.

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

Health Care Reform: Many Medicare, Medicaid and other health care industry changes were implemented as a result of the Legislation. Some of these key changes are outlined below.

Medicaid Federal DSH Allotment:

Although the implementation has been delayed several times, the Legislation (as amended by subsequent federal legislation) requires annual aggregate reductions in federal Medicaid DSH allotment from FFY 2024 through FFY 2027. Commencing in federal fiscal year 2024, and continuing through 2027, DSH payments are scheduled to be reduced by $8 billion annually.

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

Some of the financial support included in the various legislative actions include:

•
Medicaid FMAP Enhancement
•
The FMAP was increased by 6.2% retroactive to the federal fiscal quarter beginning January 1, 2020 and each subsequent federal fiscal quarter for all states and U.S. territories during the declared public health emergency through December 31, 2022, in accordance with specified conditions. The Consolidated Appropriations Act of 2023 (“CAA of 2023”), signed into law on December 29, 2022, provides for the transitional reduction of the 6.2% enhanced FMAP during 2023 to 5.0% during the second quarter, 2.5% during the third quarter and 1.5% during the fourth quarter of 2023.
•
Effective April 1, 2023, the CAA of 2023 allows states to initiate Medicaid renewals, post-enrollment verifications, and redeterminations over a 12-month period for all individuals who are enrolled in such plan (or waiver) as of April 1, 2023. This activity was previously prohibited as a condition for the receipt of the enhanced FMAP during the PHE. This Medicaid enrollment related activity is likely to reduce Medicaid beneficiary enrollment as states initiate this activity but the level of Medicaid disenrollment cannot be predicted.
•
Public Health Emergency Declaration
•
The HHS Secretary renewed the PHE effective January 11, 2023, for 90 days. As a result, certain Medicare payment provisions contingent on the PHE are extended including the twenty percent (20%) Medicare add-on for inpatient hospital COVID-19 patients noted below. However, HHS has published guidance indicating its intent for the PHE to expire on May 11, 2023. We cannot predict whether the loss of any such favorable payment provisions available to providers during the declared PHE will ultimately have a negative financial impact on us.
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
•
Our financial results for the years ended December 31, 2022 and 2021 included approximately $22 million and $71 million, respectively, of revenues recorded in connection with this COVID-19 uninsured program. Revenue for the eligible patient encounters is recorded in the period in which the encounter is deemed eligible for this program net of any normal accounting reserves.
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
•
Our financial results for the years ended December 31, 2022 and 2021 included approximately $17 million and $45 million, respectively, of revenues recorded in connection with this Medicare sequestration relief program.
•
Medicare add-on for inpatient hospital COVID-19 patients
•
Increases the payment that would otherwise be made to a hospital for treating a Medicare patient admitted with COVID-19 by twenty percent (20%) for the duration of the COVID-19 public health emergency.
•
Our financial results for the years ended December 31, 2022 and 2021 included approximately $30 million and $34 million, respectively, of revenues recorded in connection with this COVID-19 Medicare add-on program. These payments were intended to offset the increased expenses associated with the treatment of Medicare COVID-19 patients.
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

Other Operating Results

Interest Expense

Reflected below are the components of our interest expense which amounted to $127 million during 2022 and $84 million during 2021 (amounts in thousands):

	2022	2021
Revolving credit & demand notes (a.)	$9,791	$2,318
Tranche A term loan facility (a.)	68,782	26,408
Tranche B term loan facility (a.)	—	5,941
$400 million, 5.00% Senior Notes due 2026 (b.)	—	14,000
$800 million, 2.65% Senior Notes due 2030 (c.)	21,426	21,470
$700 million, 1.65% Senior Notes due 2026 (d.)	11,725	4,137
$500 million, 2.65% Senior Notes due 2032 (e.)	13,380	4,720
Accounts receivable securitization program (f.)	39	787
Subtotal - revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	125,143	79,781
Amortization of financing fees	4,903	4,310
Other combined interest expense	5,844	5,588
Capitalized interest on major projects	(8,623)	(4,411)
Interest income	(378)	(1,596)
Interest expense, net	$126,889	$83,672
(a.)
In June, 2022 we entered into the ninth amendment to our credit agreement dated November 15, 2010, as amended (the “Credit Agreement”), which, among other things, added a new incremental tranche A term loan facility in the aggregate principal amount of $700 million. In September, 2021, we entered into an eighth amendment which modified the definition of “Adjusted LIBO Rate”. In August, 2021, we entered into a seventh amendment to our Credit Agreement which provided for the amendment and restatement of the previously existing credit facility including, among other things, the following: (i) a $1.2 billion aggregate amount revolving credit facility that is scheduled to mature in August, 2026 ($310.4 million of borrowings outstanding as of December 31, 2022); (ii) a tranche A term loan facility with $2.34 billion of outstanding borrowings as of December 31, 2022 (including the $700 million increase provided for by the ninth amendment in June, 2022), and; (iii) repayment of a portion of the previously outstanding tranche A term loan facility borrowings ($150 million) and all of the tranche B term loan facility borrowings ($488 million). Repayment of the $638 million of previously outstanding borrowings under the tranche A and tranche B term loan facilities were funded utilizing a portion of the proceeds generated from the August, 2021, issuance of the $700 million, 1.65% Senior Notes due in 2026, and the $500 million, 2.65%, Senior Notes due in 2032.
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
(f.)
The accounts receivable securitization program was amended in April, 2021, to reduce the borrowing commitment to $20 million (from $450 million previously). As of the maturity date on December 20, 2022, the Securitization expired and was not renewed or replaced.

Interest expense increased by $43 million during 2022 to $127 million as compared to $84 million during 2021. The increase was primarily due to: (i) a net $45 million increase in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facilities and accounts receivable securitization program, resulting from an increase in our aggregate average cost of borrowings pursuant to these facilities (2.8% during 2022 as compared to 2.1% during 2021), as well as an increase in the aggregate average outstanding borrowings ($4.40 billion during 2022 as compared to $3.72 billion during 2021), partially offset by; (ii) a net $2 million decrease in other combined interest expenses, including a $4 million increase in capitalized interest on major projects.

The average effective interest rate, including amortization of deferred financing costs, original issue discount and designated interest rate swap expense/income, on borrowings outstanding under our revolving credit, demand notes, senior notes, term loan A and

B facilities and accounts receivable securitization program, which amounted to approximately $4.40 billion during 2022 and $3.72 billion during 2021, were 2.9% during 2022 and 2.2% during 2021.

Costs Related to Early Extinguishment of Debt

In connection with financing transactions completed during 2021, our 2021 results of operations included pre-tax charges of approximately $17 million, incurred for the costs related to the extinguishment of debt. These charges, which were included in other (income) expense, net, consisted of the write-off of deferred charges (approximately $7 million) as well as the make-whole premium paid on the early redemption of the $400 million, 5% senior notes (approximately $10 million).

Provision for Asset Impairments

Our financial statements for the year ended December 31, 2022, include a pre-tax provision for asset impairment of approximately $58 million, which is included in other operating expenses on the accompanying consolidated statements of income, to write-down the asset value of Desert Springs Hospital Medical Center, a 282-bed acute care hospital located in Las Vegas, Nevada. In early 2023, as a result of various competitive pressures and operational challenges experienced in the market, which had a significant unfavorable impact on the hospital's results of operations during the past year, as well as physical plant constraints and limitations resulting from the advanced age of the facility (which opened in 1971), we announced plans to discontinue all inpatient operations by March of 2023. During the next two years, we plan to continue providing emergency department services within a portion of the existing facility while we construct a new free-standing emergency department on the hospital's campus. The provision for asset impairment reduced the asset values of the facility's real estate and equipment to their estimated fair values.

During 2021, in connection with the discontinuation of a certain module of a new clinical/financial information technology application under development, our financial results included a pre-tax provision for asset impairment of approximately $14 million to write-off the applicable portion of the capitalized costs incurred and is included in other operating expenses on the accompanying consolidated statement of income.

Provision for Income Taxes and Effective Tax Rates

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for each of the years ended December 31, 2022 and 2021 (dollar amounts in thousands):

	2022	2021
Provision for income taxes	$209,278	$305,681
Income before income taxes	866,260	1,293,313
Effective tax rate	24.2%	23.6%

The provision for income taxes decreased $96 million during 2022, as compared to 2021, due primarily to the income tax benefit recorded in connection with the $412 million decrease in pre-tax income ($427 million decrease in income before income taxes partially offset by a $15 million increase in net loss attributable to noncontrolling interests).

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

Inflation — See disclosure above in Results of Operations-COVID-19, Clinical Staffing Shortage and Effects of Inflation.

Liquidity

Year ended December 31, 2022 as compared to December 31, 2021:

Net cash provided by operating activities

Net cash provided by operating activities was $996 million during 2022 as compared to $884 million during 2021. The net increase of $112 million was primarily attributable to the following:

•
a favorable change of $695 million from the early return of the Medicare accelerated payments which were received during 2020 and repaid during the first quarter of 2021;
•
an unfavorable change of $249 million in accounts receivable due, in part, to increased receivables related to supplemental Medicaid programs in various states as well as amounts outstanding at December 31, 2022, related to facilities and businesses that were opened/acquired during the past year;
•
an unfavorable change of $238 million resulting from a decrease in net income plus/minus depreciation and amortization expense, stock-based compensation, gain/loss on sale of assets and businesses, costs related to extinguishment of debt and provision for asset impairments;
•
an unfavorable change of $193 million from other working capital accounts due primarily to the timing of disbursements for accounts payable, accrued expenses and accrued compensation, as well as the payment during 2022, of a portion of the employer's share of the 2020 Social Security taxes which were deferred pursuant to the CARES Act;
•
an unfavorable change of $62 million in accrued insurance expense, net of commercial premiums paid;
•
a favorable change of $59 million in other assets and deferred charges;
•
a favorable change of $25 million in accrued and deferred income taxes, and;
•
$75 million of other combined net favorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the year. The result is divided into the accounts receivable balance at the end of the year. Our DSO were 55 days at December 31, 2022 and 50 days at December 31, 2021. The increase in our DSO at December 31, 2022, as compared to December 31, 2021, was due, in part, to the above-mentioned increase in receivables during 2022 related to supplemental Medicaid programs in various states and facilities that were opened or acquired during the year.

Net cash used in investing activities

Net cash used in investing activities was $647 million during 2022 and $914 million during 2021.

2022:

The $647 million of net cash used in investing activities during 2022 consisted of:

•
$734 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;
•
$95 million received in connection with net cash inflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates;
•
$20 million spent on the acquisition of businesses and property, and;
•
$12 million of proceeds received from sales of assets and businesses.

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

•
$1 million received in connection with net cash inflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates.

Net cash used in financing activities

Net cash used in financing activities was $318 million during 2022 and $1.069 billion during 2021.

2022:

The $318 million of net cash used in financing activities during 2022 consisted of the following:

•
generated $705 million of proceeds from new borrowings consisting primarily of $700 million of proceeds generated from the new tranche A term loan facility which commenced in June, 2022;
•
spent $833 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our stock repurchase program ($811 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($22 million);
•
spent $89 million on net repayment of debt as follows: (i) $51 million related to our tranche A term loan facility; (ii) $32 million related to our revolving credit facility, and; (iii) $6 million related to other debt facilities;
•
spent $58 million to pay quarterly cash dividends of $.20 per share;
•
spent $49 million in connection with the purchase of ownership interests from minority members, net of sales, consisting primarily of our purchase of George Washington University's 20% ownership in the George Washington University Hospital (we now own 100% of the hospital);
•
generated $14 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans;
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
•
spent $19 million to pay financing costs incurred in connection with various financing transactions;
•
generated $13 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans;
•
received $13 million in capital contributions from minority members in majority owned businesses, and;
•
spent $7 million to pay profit distributions related to noncontrolling interests in majority owned businesses.

2023 Expected Capital Expenditures:

During 2023, we expect to spend approximately $725 million to $875 million on capital expenditures which includes expenditures for capital equipment, construction of new facilities, and renovations and expansions at existing hospitals. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources:

Credit Facilities and Outstanding Debt Securities

In June, 2022 we entered into a ninth amendment to our credit agreement dated as of November 15, 2010, as amended and restated as of September, 2012, August, 2014, October, 2018, August, 2021, and September, 2021, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, (the “Credit Agreement”). The ninth amendment provided for, among other things, the following: (i) a new incremental tranche A term loan facility in the aggregate principal amount of $700 million which is scheduled to mature on August 24, 2026, and; (ii) replaces the option to make Eurodollar borrowings (which bear interest by reference to the LIBO Rate) with Term Benchmark Loans, which will bear interest by reference to the Secured Overnight Financing Rate (“SOFR”). The net proceeds generated from the incremental tranche A term loan facility were used to repay a portion of the borrowings that were previously outstanding under our revolving credit facility.

In September, 2021 we entered into an eighth amendment to our Credit Agreement which modified the definition of “Adjusted LIBO Rate”.

In August, 2021 we entered into a seventh amendment to our Credit Agreement which, among other things, provided for the following:

o
a $1.2 billion aggregate amount revolving credit facility, which is scheduled to mature on August 24, 2026, representing an increase of $200 million over the $1.0 billion previous commitment. As of December 31, 2022, this facility had $310 million of borrowings outstanding and $886 million of available borrowing capacity, net of $4 million of outstanding letters of credit;
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

The terms of the tranche A term loan facility, as amended, which had $2.338 billion of outstanding borrowings as of December 31, 2022, provides for installment payments of $15.0 million per quarter during the period of September, 2022 through September, 2023, and $30.0 million per quarter during the period of December, 2023 through June, 2026. The unpaid principal balance at June 30, 2026 is payable on the August 24, 2026 scheduled maturity date of the Credit Agreement.

Revolving credit and tranche A term loan borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month SOFR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month SOFR rate plus 0.1% (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625%. As of December 31, 2022, the applicable margins were 0.50% for ABR-based loans and 1.50% for SOFR-based loans under the revolving credit and term loan A facilities. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens, indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of December 31, 2022 and December 31, 2021.

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

In April, 2021 our accounts receivable securitization program (“Securitization”) was amended (the eighth amendment) to: (i) reduce the aggregate borrowing commitments to $20 million (from $450 million previously); (ii) slightly reduce the borrowing rates and commitment fee, and; (iii) extend the maturity date to April 25, 2022. At various times from April, 2022 to September, 2022, the

Securitization was amended to extend the maturity date to various dates including, most recently, December 20, 2022. As of the December 20, 2022 maturity date, the Securitization expired and was not renewed or replaced.

On September 13, 2021, we redeemed $400 million of aggregate principal amount of 5.00% senior secured notes, that were scheduled to mature on June 1, 2026, at 102.50% of the aggregate principal, or $410 million.

As of December 31, 2022, we had combined aggregate principal of $2.0 billion from the following senior secured notes:

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

Interest on the 2026 Notes is payable on March 1st and September 1st until the maturity date of September 1, 2026. Interest on the 2030 Notes payable on April 15th and October 15th, until the maturity date of October 15, 2030. Interest on the 2032 Notes is payable on January 15thand July 15th until the maturity date of January 15, 2032.

The 2026 Notes, 2030 Notes and 2032 Notes (collectively “The Notes”) were initially issued only to qualified institutional buyers under Rule 144A and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). In December, 2022, we completed a registered exchange offer in which virtually all previously outstanding Notes were exchanged for identical Notes that were registered under the Securities Act, and thereby became freely transferable (subject to certain restrictions applicable to affiliates and broker dealers). Notes originally issued under Rule 144A or Regulation S that were not exchanged in the exchange offer remain outstanding and may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from registration requirements thereunder.

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

As discussed in Note 9 to the Consolidated Financial Statements-Relationship with Universal Health Realty Income Trust and Other Related Party Transactions, on December 31, 2021, we (through wholly-owned subsidiaries of ours) entered into an asset purchase and sale agreement with Universal Health Realty Income Trust (the “Trust”). Pursuant to the terms of the agreement, which was amended during the first quarter of 2022, we, among other things, transferred to the Trust, the real estate assets of Aiken Regional Medical Center (“Aiken”) and Canyon Creek Behavioral Health (“Canyon Creek”). In connection with this transaction, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases, as amended, (with the Trust as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. As a result of our purchase option within the Aiken and Canyon Creek lease agreements, this asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust are recorded to interest expense and as a reduction of the outstanding financial liability, and the amount allocated to interest expense is determined based upon our incremental borrowing rate and the outstanding financial liability. In connection with this transaction, our Consolidated Balance Sheets at December 31, 2022 and December 31, 2021 reflect financial liabilities, which are included in debt, of approximately $81 million and $82 million, respectively.

At December 31, 2022, the carrying value and fair value of our debt were approximately $4.8 billion and $4.4 billion, respectively. At December 31, 2021, the carrying value and fair value of our debt were each approximately $4.2 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was approximately 45% at December 31, 2022 and 41% at December 31, 2021.

We expect to finance all capital expenditures and acquisitions and pay dividends and potentially repurchase shares of our common stock utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing revolving credit facility, which had $886 million of available borrowing capacity as of December 31, 2022, or through refinancing the existing Credit Agreement; (ii) the issuance of other short-term and/or long-term debt, and/or; (iii) the issuance of equity. We believe that our operating cash flows, cash and cash equivalents, available commitments under existing agreements, as well as access to the capital markets, provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months. However, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Supplemental Guarantor Financial Information

As of December 31, 2022, we had combined aggregate principal of $2.0 billion from The Notes:

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

The summarized balance sheet information for the consolidated obligor group of debt issued by Universal Health Services, Inc. is presented in the table below:

(in thousands)	December 31, 2022	December 31, 2021
Current assets	$2,062,900	$1,865,568
Noncurrent assets (1)	$8,773,036	$8,695,985
Current liabilities	$1,686,005	$1,818,415
Noncurrent liabilities	$5,587,141	$6,164,650
Due to non-guarantors	$942,731	$940,852
(1) Includes goodwill of $3,273 million and $3,257 million as of December 31, 2022 and 2021, respectively.

The summarized results of operations information for the consolidated obligor group of debt issued by Universal Health Services, Inc. is presented in the table below:

	Twelve Months Ended	Twelve Months Ended
(in thousands)	December 31, 2022	December 31, 2021
Net revenues	$10,853,259	$10,310,332
Operating charges	9,947,778	9,044,261
Interest expense, net	193,486	149,394
Other (income) expense, net	7,487	(14,513)
Net income	$532,047	$878,065

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2022 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $169 million consisting of: (i) $159 million related to our self-insurance programs, and; (ii) $10 million of other debt and public utility guarantees.

Obligations under operating leases for real property, real property master leases and equipment amount to $922 million as of December 31, 2022. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income. We sublease space in these buildings and any amounts received from these subleases are offset against the expense. In addition, we lease certain hospital facilities from Universal Health Realty Trust (the “Trust”) with terms scheduled to expire in 2026, 2033 and 2040. These leases contain various renewal options, as disclosed in Note 9 to the Consolidated Financial

Statements-Relationship with Universal Health Realty Income Trust and Other Related Party Transactions. We also lease two free-standing emergency departments and space in certain medical office buildings which are owned by the Trust. In addition, we lease the real property of certain other facilities from non-related parties as indicated in Item 2. Properties, as included herein.

The following represents the scheduled maturities of our contractual obligations as of December 31, 2022:

	Payments Due by Period (dollars in thousands)
		Less than	2-3	4-5	After
	Total	1 year	years	years	5 years
Long-term debt obligations (a)	$4,807,980	$81,447	$253,263	$3,035,768	$1,437,502
Estimated future interest payments on debt outstanding as of December 31, 2022 (b)	1,031,021	225,637	418,642	190,747	195,995
Construction commitments (c)	23,563	5,000	18,563	0	0
Purchase and other obligations (d)	369,259	58,589	107,057	76,727	126,886
Operating leases (e)	921,753	83,573	143,634	98,810	595,736
Estimated future payments for defined benefit pension plan, and other retirement plan (f)	169,337	19,535	15,176	18,470	116,156
Health and dental unpaid claims (g)	133,624	133,624	0	0	0
Total contractual cash obligations	$7,456,537	$607,405	$956,335	$3,420,522	$2,472,275

(a)
Reflects debt outstanding, after unamortized financing costs, as of December 31, 2022 as discussed in Note 4 to the Consolidated Financial Statements.
(b)
Assumes that all debt outstanding as of December 31, 2022, including borrowings under our Credit Agreement, remain outstanding until the final maturity of the debt agreements at the same interest rates (some of which are floating) which were in effect as of December 31, 2022. We have the right to repay borrowings upon short notice and without penalty, pursuant to the terms of the Credit Agreement.
(c)
Our share of the estimated construction cost of a behavioral health care facility scheduled to be completed in 2025 that, subject to approval of certain regulatory conditions, we are required to build pursuant to a joint-venture agreement with a third party. In addition, we had various other projects under construction as of December 31, 2022. Because we can terminate substantially all of the construction contracts related to the various other projects at any time without paying a termination fee, these costs are excluded from the table above.
(d)
Consists of: (i) $54 million related to long-term contracts with third-parties consisting primarily of certain revenue cycle data processing services for our acute care facilities; (ii) $224 million related to the future expected costs to be paid to a third-party vendor in connection with the ongoing operation of an electronic health records application and purchase and implementation of a revenue cycle and other applications for our facilities; (iii) $16 million for other software applications, and; (iv) $75 million in healthcare infrastructure in Washington D.C. in connection with various agreements with the District of Columbia, as discussed below.
(e)
Reflects our future minimum operating lease payment obligations related to our operating lease agreements outstanding as of December 31, 2022 as discussed in Note 7 to the Consolidated Financial Statements. Some of the lease agreements provide us with the option to renew the lease and our future lease obligations would change if we exercised these renewal options. In connection with these operating lease commitments, our consolidated balance sheet as of December 31, 2022 includes right of use assets amounting to $455 million and aggregate operating lease liabilities of $463 million ($68 million included in current liabilities and $395 million included in noncurrent liabilities).
(f)
Consists of $146 million of estimated future payments related to our non-contributory, defined benefit pension plan (estimated through 2080), as disclosed in Note 8 to the Consolidated Financial Statements, and $23 million of estimated future payments related to other retirement plan liabilities ($19 million of liabilities recorded in other non-current liabilities as of December 31, 2022 in connection with these retirement plans).
(g)
Consists of accrued and unpaid estimated claims expense incurred in connection with our commercial health insurers and self-insured employee benefit plans.

As of December 31, 2022, the total net accrual for our professional and general liability claims was $372 million, of which $74 million is included in other current liabilities and $298 million is included in other non-current liabilities. We exclude the $372 million for professional and general liability claims from the contractual obligations table because there are no significant contractual obligations associated with these liabilities and because of the uncertainty of the dollar amounts to be ultimately paid as well as the timing of such payments. Please see Self-Insured/Other Insurance Risks above for additional disclosure related to our professional and general liability claims and reserves.

During 2020, we entered into a various agreements with the District of Columbia (the “District”) related to the development, leasing and operation of an acute care hospital and certain other facilities/structures on land owned by the District (“District Facilities”). The agreements contemplate that we will serve as manager for development and construction of the District Facilities on behalf of the District, with a projected aggregate cost of approximately $439 million, approximately $64 million of which was incurred as of December 31, 2022, which will be entirely funded by the District. Construction of the District Facilities is expected to be completed during 2025. Upon completion of the District Facilities, we will lease the District Facilities for a nominal rental amount for a period of 75 years and are obligated to operate the District Facilities during the lease term. We have certain lease termination rights in connection with the District Facilities beginning on the tenth anniversary of the lease commencement date for various and decreasing amounts as provided for in the agreements. Additionally, any time after the 10th anniversary of the lease term, we have a right to purchase the District Facilities for a price equal to the greater of fair market value of the District Facilities or the amount necessary to defease the bonds issued by the District to fund the construction of the District Facilities. The lease agreement also entitles the District to participation rent should certain specified earnings before interest, taxes, depreciation and amortization thresholds be achieved by the acute care hospital. Additionally, we have committed to expend no less than $75 million, over a projected 12-year period, in healthcare infrastructure including expenditures related to the District Facilities as well as other healthcare related expenditures in certain specified areas of Washington, D.C. This financial commitment is included in “Purchase and other obligations” as reflected on the contractual obligations table above. Pursuant to the agreements, the District is entitled to certain termination fees and other amounts as specified in the agreements in the event we, within certain specified periods of time, cease to operate the acute care hospital or there is a transfer of control of us or our subsidiary operating the hospital.

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

During the years ended December 31, 2022, 2021 and 2020, we had no cash flow hedges outstanding.

When applicable, we measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from our counterparties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities.

The table below presents information about our long-term financial instruments that are sensitive to changes in interest rates as of December 31, 2022. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by contractual maturity dates.

Maturity Date, Fiscal Year Ending December 31

(dollar amounts in thousands)

	2023	2024	2025	2026	2027	Thereafter	Total
Long-term debt:
Fixed rate:
Debt	$6,447	$7,008	$6,255	$701,345	$7,136	$1,437,502	$2,165,693
Average interest rates	2.4%	2.4%	2.4%	2.4%	2.8%	3.2%	2.6%
Variable rate:
Debt	$75,000	$120,000	120,000	2,327,287	0	0	$2,642,287
Average interest rates	5.9%	5.9%	5.9%	5.9%	0.0%	0.0%	5.9%
Interest rate swaps:
Notional amount
Average interest rates

As calculated based upon our variable rate debt outstanding as of December 31, 2022 that is subject to interest rate fluctuations, each 1% change in interest rates would impact our pre-tax income by approximately $26 million.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures.

As of December 31, 2022, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934, as amended, and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2022, based on criteria in Internal Control—Integrated Framework (2013), issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in its report which appears herein.

ITEM 9B Other Information

None.

ITEM 9C Disclosure Regarding Foreign Jurisdictions that Prevent Inspections. Other Information

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022. See also “Executive Officers of the Registrant” appearing in Item 1 hereof.

ITEM 11. Executive Compensation

There is hereby incorporated by reference the information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022.

ITEM 14. Principal Accountant Fees and Services.

There is hereby incorporated by reference the information to appear under the caption “Relationship with Independent Auditors” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022.

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

3.2	Amended and Restated Bylaws of Registrant, previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 21, 2022, is incorporated herein by reference.

3.3	Amendment to the Registrant’s Restated Certificate of Incorporation previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 3, 2001 is incorporated herein by reference.

4.1	Description of Securities of the Registrant previously filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference.

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

No.	Description
Inc., as representatives of the several Initial Purchasers, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 24, 2021, is incorporated herein by reference.

4.9

Second Supplemental Indenture, dated as of June 23, 2022, among the Company, the Subsidiary Guarantors party thereto, U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, and JPMorgan Chase Bank, N.A., as collateral agent, to the indenture, dated as of September 21, 2020, previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 27, 2022, is incorporated herein by reference.

4.10

First Supplemental Indenture, dated as of June 23, 2022, among the Company, the Subsidiary Guarantors party thereto, U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, and JPMorgan Chase Bank, N.A., as collateral agent, to the indenture, dated as of August 24, 2021, previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 27, 2022, is incorporated herein by reference.

4.11

Third Supplemental Indenture, dated as of November 4, 2022, among the Company, the Subsidiary Guarantors party thereto, U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, and JPMorgan Chase Bank, N.A., as collateral agent, to the indenture, dated as of September 21, 2020, previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q dated November 8, 2022, is incorporated herein by reference.

4.12

Second Supplemental Indenture, dated as of November 4, 2022, among the Company, the Subsidiary Guarantors party thereto, U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, and JPMorgan Chase Bank, N.A., as collateral agent, to the indenture, dated as of August 24, 2021, previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q dated November 8, 2022, is incorporated herein by reference.

10.1

Agreement, dated November 30, 2022, to renew Advisory Agreement dated as of December 24, 1986, and amended and restated effective as of January 1, 2019 between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

10.8*

Amended and Restated Universal Health Services, Inc. Supplemental Deferred Compensation Plan dated as of January 1, 2002, previously filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

No.	Description
10.9*

Universal Health Services, Inc. Employee Stock Purchase Plan, previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-122188), dated January 21, 2005 is incorporated herein by reference.

10.10*

Universal Health Services, Inc. Third Amended and Restated 2005 Stock Incentive Plan as Amended, previously filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No.333-218359), dated May 31, 2017, is incorporated herein by reference.

10.11*	Form of Stock Option Agreement, previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated June 8, 2005, is incorporated herein by reference.

10.12*	Form of Stock Option Agreement for Non-Employee Directors, previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 3, 2005, is incorporated herein by reference.

10.13

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

10.16

Omnibus Amendment to Receivables Sale Agreements, dated as of October 27, 2010, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 2, 2010, is incorporated herein by reference.

10.17

Amended and Restated Credit and Security Agreement, dated as of October 27, 2010, previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 2, 2010, is incorporated herein by reference.

10.18

Second Amendment to Amended and Restated Credit and Security Agreement, dated as of October 25, 2013, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 30, 2013, is incorporated herein by reference.

10.19

Third Amendment to Amended and Restated Credit and Security Agreement, dated as of August 1, 2014, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 4, 2014, is incorporated herein by reference.

10.20

Fourth Amendment to Amended and Restated Credit and Security Agreement, dated as of December 22, 2015, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 22, 2015, is incorporated herein by reference.

10.21

Fifth Amendment to Amended and Restated Credit and Security Agreement, dated as of July 7, 2017, previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2017, is incorporated herein by reference.

10.22

Sixth Amendment to Amended and Restated Credit and Security Agreement, dated as of April 26, 2018, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 27, 2018, is incorporated herein by reference.

10.23

Eighth Amendment to Amended and Restated Credit and Security Agreement, dated as of April 26, 2021, previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated May 7, 2021, is incorporated herein by reference.

10.24

Ninth Amendment to Amended and Restated Credit and Security Agreement, dated as of April 22, 2022. previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter dated May 6, 2022, is incorporated herein by reference.

No.	Description
10.25

Tenth Amendment to Amended and Restated Credit and Security Agreement, dated as of July 22, 2022, previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q dated August 8, 2022, is incorporated herein by reference.

10.26

Eleventh Amendment to Amended and Restated Credit and Security Agreement, dated as of September 20, 2022, previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated November 8, 2022, is incorporated herein by reference.

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

10.35

Fifth Amendment to the Credit Agreement, dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012, May 16, 2013 and August 7, 2014, among the Company, as borrower, the several banks and other financial

No.	Description

institutions from time to time parties thereto, as lenders, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 8, 2016, is incorporated herein by reference.

10.36

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

10.37

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

10.38

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

10.39

Eighth Amendment, dated as of September 10, 2021, to the Credit Agreement, dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012, May 16, 2013, August 7, 2014, June 7, 2016, October 23, 2018 and August 24, 2021, among the Company, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto, previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated November 8, 2021, is incorporated herein by reference.

10.40

Ninth Amendment and Increased Facility Activation Notice dated as of June 23, 2022, to Credit Agreement, dated as of November 15, 2010 and as amended and restated as of March 15, 2011, September 21, 2012, May 16, 2013, August 7, 2014, June 7, 2016, October 23, 2018, August 24, 2021 and September 10, 2021, among the Company, JP Morgan Chase Bank, N.A., as administrative agent and other financial institutions or entities from time to time parties thereto, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 27, 2022, is incorporated herein by reference.

10.41*

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

10.43*

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

10.44*

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

10.45

Collateral Agreement, dated as of August 7, 2014, among Universal Health Services, Inc., the subsidiary guarantors party thereto, MUFG Union Bank, N.A., as 2014 Trustee, The Bank of New York Mellon Trust Company, N.A., as 2006

No.	Description
Trustee, and JPMorgan Chase Bank, N.A., as collateral agent, previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 12, 2014, is incorporated herein by reference.

10.46

Universal Health Services, Inc. 2020 Omnibus Stock and Incentive Plan, previously filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-238880) dated June 2, 2020, is incorporated herein by reference.

10.47

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

10.49

Form of Restricted Stock Unit Award Agreement under the Universal Health Services, Inc. 2020 Omnibus Stock and Incentive Plan, previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2020, is incorporated herein by reference.

10.50

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

10.51

Form of Settlement Agreement between various states and Universal Health Services, Inc. and UHS of Delaware, Inc., acting on behalf of the entities listed on Exhibits A and B, previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 10, 2020, is incorporated herein by reference.

10.52

Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Universal Health Services, Inc. and UHS of Delaware, Inc., previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 10, 2020, is incorporated herein by reference.

10.53

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

10.54*

Employment Agreement between Universal Health Services, Inc. and Marc D. Miller dated as of December 23, 2020, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 23, 2020, is incorporated herein by reference.

10.55*

Amendment, dated as of March 23, 2022, to Employment Agreement, dated as of December 23, 2020, between Universal Health Services, Inc. and Marc D. Miller, previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 23, 2022, is incorporated herein by reference.

10.56*

Employment Agreement between Universal Health Services, Inc. and Alan B. Miller dated as of December 23, 2020, previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 23, 2020, is incorporated herein by reference.

No.	Description

10.57*

Amendment, dated as of March 23, 2022, to Employment Agreement, dated as of December 23, 2020, between Universal Health Services, Inc. and Alan B. Miller, previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 23, 2022, is incorporated herein by reference.

10.58

Master Lease Document between certain subsidiaries of Universal Health Services, Inc. and Universal Health Realty Income Trust, dated December 31, 2021 previously filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K dated February 24, 2022, is incorporated herein by reference.

10.59*	Universal Health Services, Inc. 2022 Executive Incentive Plan, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 23, 2022, is incorporated herein by reference.

10.60

Universal Health Services, Inc. Amended and Restated 2020 Omnibus Stock and Incentive Plan, previously filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-265495) dated June 9, 2022, is incorporated herein by reference.

10.61

Form of Restricted Stock Unit Award Agreement under the Universal Health Services, Inc. 2020 Omnibus Stock and Incentive Plan, previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2022, is incorporated herein by reference.

10.62*

Form of Restricted Stock Units Award Agreement for Named Executive Officers with Employment Agreements, , previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2022, is incorporated herein by reference.

10.63*

Form of Restricted Stock Units Award Agreement for Named Executive Officers without Employment Agreements, previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2022, is incorporated herein by reference.

10.64*	Form of Restricted Stock Units Award Agreement for Directors, previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2022, is incorporated herein by reference.

10.65*

Separation Agreement and General Release by and between UHS of Delaware, Inc. and Marvin Pember effective as of December 31, 2022, previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A dated December 7, 2022, is incorporated herein by reference.

10.66*	Employment Agreement between Universal Health Services, Inc. and Edward Sim dated October 18, 2022.

11	Statement regarding computation of per share earnings is set forth in Note 1 of the Notes to the Consolidated Financial Statements.

21	Subsidiaries of Registrant.

22.1	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm-PricewaterhouseCoopers LLP.

31.1	Certification from the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.

31.2	Certification from the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.

32.1	Certification from the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification from the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No.	Description
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Marc D. Miller Chief Executive Officer February 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ALAN B. MILLER Alan B. Miller	Executive Chairman of the Board	February 27, 2023

/s/ MARC D. MILLER Marc D. Miller	Director, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2023

/s/ NINA CHEN-LANGENMAYR	Director	February 27, 2023
Nina Chen-Langenmayr

/s/ LAWRENCE S. GIBBS	Director	February 27, 2023
Lawrence S. Gibbs

/s/ EILEEN C. MCDONNELL Eileen C. McDonnell	Director	February 27, 2023

/s/ WARREN J. NIMETZ Warren J. Nimetz	Director	February 27, 2023

/s/ MARIA SINGER Maria Singer	Director	February 27, 2023

/s/ ELLIOTT J. SUSSMAN M.D. Elliot J. Sussman M.D.	Director	February 27, 2023

/s/ STEVE FILTON Steve Filton	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 27, 2023

UNIVERSAL HEALTH SERVICES, INC.

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Universal Health Services, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Universal Health Services, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of accounts receivable

As described in Notes 1, 10 and 12 to the consolidated financial statements, the Company reports net patient service revenue at the estimated net realizable amounts from patients and third-party payers and others for services rendered. The Company has agreements with third-party payers that provide for payments to the Company at amounts different from established rates. Payment arrangements include rates per discharge, reimbursed costs, discounted charges and per diem payments. Estimates of contractual allowances, which represent explicit price concessions, under managed care plans are based upon the payment terms specified in the related contractual agreements. Management estimates Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. Management monitors the historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to assure that provisions are made using the most accurate information available. In addition to explicit price concessions, management estimates revenue adjustments for implicit price concessions based on general factors such as payer mix, the aging of the receivables and historical collection experience. Management routinely reviews accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectability of the patient accounts and make adjustments to the allowances as warranted. As of December 31, 2022, the net accounts receivable balance was $2.0 billion.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of accounts receivable, including controls over management’s valuation approach, assumptions and data used to estimate the explicit and implicit price concessions. These procedures also included, among others, (i) testing management’s process for developing the estimate for price concessions, as well as the relevance of the historical billing and collection data as an input to the valuation approach; (ii) testing the accuracy of a sample of revenue transactions and a sample of cash collections from the historical billing data and historical collection data used in management’s estimation of price concessions; (iii) evaluating the historical accuracy of management’s process for developing the estimate of the amount which will ultimately be collected by comparing actual cash collections to the previously recorded net accounts receivable balance; and (iv) developing an independent expectation of the net accounts receivable balance. Developing an independent expectation involved calculating the percentage of cash collections as compared to the recorded net accounts receivable balance as of the end of the prior year, applying those calculated percentages to the recorded accounts receivable balance as of December 31, 2022, and comparing the calculated balance to management’s estimate of the net accounts receivable balance.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 27, 2023

We have served as the Company’s auditor since 2007.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except per share data)
Net revenues	$13,399,370	$12,642,117	$11,558,897
Operating charges:
Salaries, wages and benefits	6,762,256	6,163,944	5,613,097
Other operating expenses	3,445,733	3,035,869	2,672,762
Supplies expense	1,474,339	1,427,134	1,288,132
Depreciation and amortization	581,861	533,213	510,493
Lease and rental expense	131,626	118,863	116,059
	12,395,815	11,279,023	10,200,543
Income from operations	1,003,555	1,363,094	1,358,354
Interest expense, net	126,889	83,672	106,285
Other (income) expense, net	10,406	(13,891)	(14)
Income before income taxes	866,260	1,293,313	1,252,083
Provision for income taxes	209,278	305,681	299,293
Net income	656,982	987,632	952,790
Less: Net (loss) income attributable to noncontrolling interests	(18,627)	(3,958)	8,837
Net income attributable to UHS	$675,609	$991,590	$943,953
Basic earnings per share attributable to UHS	$9.23	$11.99	$11.06
Diluted earnings per share attributable to UHS	$9.14	$11.82	$10.99
Weighted average number of common shares—basic	73,118	82,519	85,061
Add: Other share equivalents	714	1,173	526
Weighted average number of common shares and equivalents—diluted	73,832	83,692	85,587

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
	(Dollar amounts in thousands)
Net income	$656,982	$987,632	$952,790
Other comprehensive income (loss):
Minimum pension liability	(2,869)	1,427	4,428
Foreign currency translation adjustment	(37,310)	(20,743)	13,619
Other comprehensive income before tax	(40,179)	(19,316)	18,047
Income tax expense related to items of other comprehensive income	(220)	(1,487)	1,820
Total other comprehensive income (loss), net of tax	(39,959)	(17,829)	16,227
Comprehensive income	617,023	969,803	969,017
Less: Comprehensive income attributable to noncontrolling interests	(18,627)	(3,958)	8,837
Comprehensive income attributable to UHS	$635,650	$973,761	$960,180

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(Dollar amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$102,818	$115,301
Accounts receivable, net	2,017,722	1,746,635
Supplies	218,517	206,839
Other current assets	198,283	194,781
Total current assets	2,537,340	2,263,556
Property and Equipment
Land	727,313	732,717
Buildings and improvements	6,756,228	6,509,629
Equipment	2,936,992	2,759,934
Property under finance lease	102,494	102,940
	10,523,027	10,105,220
Accumulated depreciation	(5,167,394)	(4,896,427)
	5,355,633	5,208,793
Construction-in-progress	562,825	665,482
	5,918,458	5,874,275
Other assets:
Goodwill	3,909,456	3,962,624
Deferred income taxes	68,397	45,707
Right of use assets-operating leases	454,650	367,477
Deferred charges	6,264	6,525
Other	599,623	573,379
	5,038,390	4,955,712
Total Assets	$13,494,188	$13,093,543
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$81,447	$48,409
Accounts payable	636,601	658,900
Accrued liabilities
Compensation and related benefits	470,858	466,353
Interest	16,243	14,408
Taxes other than income	110,889	160,793
Operating lease liabilities	67,776	64,484
Medicare accelerated payments and deferred CARES Act and other grants	2,397	6
Other	523,600	560,036
Current federal and state income taxes	4,608	10,720
Total current liabilities	1,914,419	1,984,109

Other noncurrent liabilities	487,669	464,759
Operating lease liabilities noncurrent	395,522	304,624
Long-term debt	4,726,533	4,141,879
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	4,695	5,119
Equity:
Class A Common Stock, voting, $.01 par value; authorized 12,000,000 shares: issued and outstanding 6,577,100 shares in 2022 and 6,577,100 shares in 2021	66	66
Class B Common Stock, limited voting, $.01 par value; authorized 150,000,000 shares: issued and outstanding 63,375,992 shares in 2022 and 69,694,091 shares in 2021	637	698
Class C Common Stock, voting, $.01 par value; authorized 1,200,000 shares: issued and outstanding 661,688 shares in 2022 and 661,688 shares in 2021	7	7
Class D Common Stock, limited voting, $.01 par value; authorized 5,000,000 shares: issued and outstanding 14,170 shares in 2022 and 17,956 shares in 2021	0	0
Cumulative dividends	(604,127)	(545,487)
Retained earnings	6,533,667	6,604,089
Accumulated other comprehensive income	(9,668)	30,291
Universal Health Services, Inc. common stockholders’ equity	5,920,582	6,089,664
Noncontrolling interest	44,768	103,389
Total Equity	5,965,350	6,193,053
Total Liabilities and Stockholders’ Equity	$13,494,188	$13,093,543
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2022, 2021 and 2020

(in thousands)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2020	$4,333	$66	$794	$7	$0	$(462,159)	$5,933,504	$31,893	$5,504,105	$74,766	$5,578,871
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	4	—	—	—	12,754	—	12,758	—	12,758
Repurchased	—	—	(20)	—	—	—	(206,699)	—	(206,719)	—	(206,719)
Restricted share-based compensation expense	—	—	—	—	—	—	9,505	—	9,505	—	9,505
Dividends paid	—	—	—	—	—	(17,344)	—	—	(17,344)	—	(17,344)
Stock option expense	—	—	—	—	—	—	54,661	—	54,661	—	54,661
Distributions to noncontrolling interests	(500)	—	—	—	—	—	—	—	—	(19,305)	(19,305)
Purchase of ownership interests by minority members	—	—	—	—	—	—	—	—	—	17,959	17,959
Other	—	—	—	—	—	—	—	—		3,300	3,300
Comprehensive income:									—		—
Net income to UHS / noncontrolling interests	736	—	—	—	—	—	943,953	—	943,953	8,101	952,054
Foreign currency translation adjustments (net of income tax effect of $749)	—	—	—	—	—	—	—	12,870	12,870	—	12,870
Minimum pension liability (net of income tax effect of $1,071)	—	—	—	—	—	—	—	3,357	3,357	—	3,357
Subtotal - comprehensive income	736	—	—	—	—	—	943,953	16,227	960,180	8,101	968,281
Balance, December 31, 2020	$4,569	$66	$778	$7	$—	$(479,503)	$6,747,678	$48,120	$6,317,146	$84,821	$6,401,967

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Years Ended December 31, 2022, 2021 and 2020

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Years Ended December 31, 2022, 2021 and 2020

(in thousands)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	11	—	—	—	14,196	—	14,207	—	14,207
Repurchased	—	—	(72)	—	—	—	(832,846)	—	(832,918)	—	(832,918)
Restricted share-based compensation expense	—	—	—	—	—	—	17,649	—	17,649	—	17,649
Dividends paid	—	—	—	—	—	(58,640)	—	—	(58,640)	—	(58,640)
Stock option expense	—	—	—	—	—	—	66,244	—	66,244	—	66,244
Acquisition of noncontrolling interest in majority owned business	—	—	—	—	—	—	(11,274)	—	(11,274)	(37,608)	(48,882)
Distributions to noncontrolling interests	(650)	—	—	—	—	—	—	—	—	(4,741)	(4,741)
Purchase of ownership interests by minority members	—	—	—	—	—	—	—	—	—	2,581	2,581
Other	—	—	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net income to UHS / noncontrolling interests	226	—	—	—	—	—	675,609	—	675,609	(18,853)	656,756
Foreign currency translation adjustments (net of income tax effect of $469)	—	—	—	—	—	—	—	(37,779)	(37,779)	—	(37,779)
Minimum pension liability (net of income tax effect of $689)	—	—	—	—	—	—	—	(2,180)	(2,180)	—	(2,180)
Subtotal - comprehensive income	226	—	—	—	—	—	675,609	(39,959)	635,650	(18,853)	616,797
Balance, December 31, 2022	$4,695	$66	$637	$7	$—	$(604,127)	$6,533,667	$(9,668)	$5,920,582	$44,768	$5,965,350

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$656,982	$987,632	$952,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	581,861	533,213	510,493
Loss (gain) on sales of assets and businesses	584	(5,170)	1,957
Stock-based compensation expense	85,378	73,686	65,837
Costs related to extinguishment of debt	0	16,831	1,365
Provision for asset impairment	57,550	14,391	0
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(258,338)	(8,873)	(145,901)
Accrued interest	1,835	4,950	(10,028)
Accrued and deferred income taxes	(29,510)	(54,030)	9,593
Other working capital accounts	(146,692)	46,526	124,545
Medicare accelerated payments and deferred CARES Act and other grants	2,391	(698,762)	698,768
Other assets and deferred charges	19,918	(39,337)	(4,555)
Other	(8,676)	(82,075)	109,167
Accrued insurance expense, net of commercial premiums paid	174,723	186,215	159,223
Payments made in settlement of self-insurance claims	(141,983)	(91,502)	(113,085)
Net cash provided by operating activities	996,023	883,695	2,360,169
Cash Flows from Investing Activities:
Property and equipment additions	(734,001)	(855,659)	(731,307)
Acquisition of businesses and property	(20,309)	(105,415)	(52,009)
Inflows (outflows) from foreign exchange contracts that hedge our net U.K. investment	94,913	1,357	(21,740)
Proceeds received from sales of assets and businesses	12,001	25,425	8,168
Costs incurred for purchase and implementation of information technology applications	0	19,726	(2,902)
Decrease (increase) in capital reserves of commercial insurance subsidiary	100	100	(100)
Investment in, and advances to, joint ventures and other	0	0	(2,672)
Net cash used in investing activities	(647,296)	(914,466)	(802,562)
Cash Flows from Financing Activities:
Repayments of long-term debt	(89,367)	(3,037,868)	(962,567)
Additional borrowings	705,321	3,254,974	801,599
Financing costs	(3,164)	(18,770)	(10,300)
Repurchase of common shares	(832,918)	(1,220,875)	(206,719)
Dividends paid	(58,449)	(65,896)	(17,344)
Issuance of common stock	14,068	13,372	12,318
Profit distributions to noncontrolling interests	(5,391)	(7,080)	(19,805)
Purchase (sale) of ownership interests by (from) minority member	(48,500)	13,193	17,959
Net cash used in financing activities	(318,400)	(1,068,950)	(384,859)
Effect of exchange rate changes on cash and cash equivalents	(8,424)	(499)	739
Increase (decrease) in cash, cash equivalents and restricted cash	21,903	(1,100,220)	1,173,487
Cash, cash equivalents and restricted cash, beginning of period	178,934	1,279,154	105,667
Cash, cash equivalents and restricted cash, end of period	$200,837	$178,934	$1,279,154
Supplemental Disclosures of Cash Flow Information:
Interest paid	$120,136	$75,607	$112,598
Income taxes paid, net of refunds	$250,759	$362,978	$286,247
Noncash purchases of property and equipment	$72,064	$167,234	$74,854
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

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our Consolidated Balance Sheets. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we cannot provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our results in 2022, 2021 or 2020. If it were to occur, each 1% adjustment to our estimated net Medicare revenues that are subject to retrospective review and settlement as of December 31, 2022, would change our after-tax net income by approximately $1 million.

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts net revenues in future periods. Although the patient’s ultimate eligibility determination may result in adjustments to net revenues, these adjustments do not have a material impact on our results of operations in 2022, 2021 or 2020 since our facilities make estimates at each financial reporting period to adjust revenue based on historical collections.

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

Uncompensated care (charity care and uninsured discounts):

The following table shows the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the years ended December 31, 2022, 2021 and 2020:

	(dollar amounts in thousands)
	2022		2021		2020
	Amount	%	Amount	%	Amount	%
Charity care	$786,962	35%	$661,965	33%	$622,668	28%
Uninsured discounts	1,474,933	65%	1,336,319	67%	1,578,470	72%
Total uncompensated care	$2,261,895	100%	$1,998,284	100%	$2,201,138	100%

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

	(amounts in thousands)
	2022	2021	2020
Estimated cost of providing charity care	$85,434	$72,095	$73,690
Estimated cost of providing uninsured discounts related care	160,122	145,538	186,804
Estimated cost of providing uncompensated care	$245,556	$217,633	$260,494

Concentration of Revenues: Our eight acute care hospitals and four free-standing emergency departments in the Las Vegas, Nevada, market contributed, on a combined basis, 15% in 2022, 16% in 2021 and 16% in 2020 of our consolidated net revenues.

Cash, Cash Equivalents and Restricted Cash: We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

Cash, cash equivalents, and restricted cash as reported in the consolidated statements of cash flows are presented separately on our consolidated balance sheets as follow:

	(amounts in thousands)
	2022	2021	2020
Cash and cash equivalents	$102,818	$115,301	$1,224,490
Restricted cash (a)	98,019	63,633	54,664
Total cash, cash equivalents and restricted cash	$200,837	$178,934	$1,279,154

(a)
Restricted cash is included in other assets on the accompanying consolidated balance sheet and consists of statutorily required capital reserves related to our commercial insurance subsidiary.

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

Our financial statements for the year ended December 31, 2022, include a pre-tax provision for asset impairment of approximately $58 million, which is included in other operating expenses on the accompanying consolidated statements of income, to write-down the asset value of Desert Springs Hospital Medical Center, a 282-bed acute care hospital located in Las Vegas, Nevada. In early 2023, as a result of various competitive pressures and operational challenges experienced in the market, which had a significant unfavorable impact on the hospital's results of operations during the past year, as well as physical plant constraints and limitations resulting from the advanced age of the facility (which opened in 1971), we announced plans to discontinue all inpatient operations by March of 2023. During the next two years, we plan to continue providing emergency department services within a portion of the existing facility while we construct a new free-standing emergency department on the hospital's campus. The provision for asset impairment reduced the asset values of the facility's real estate and equipment to their estimated fair values.

We capitalized interest during the construction period of major construction projects and during the development and implementation of information technology applications amounting to $8.6 million during 2022, $4.4 million during 2021 and $4.3 million during 2020.

Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (twenty to forty years) and equipment (three to fifteen years). Depreciation expense was $544.0 million during 2022 $501.6 million during 2021 and $478.8 million during 2020.

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

Goodwill: Goodwill is reviewed for impairment at the reporting unit level on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. We have designated October 1st as our annual impairment assessment date and performed quantitative impairment assessments as of October 1, 2022 which indicated no impairment of goodwill. There were also no goodwill impairments during 2021 or 2020. Future changes in the estimates used to conduct the impairment reviews, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill.

Changes in the carrying amount of goodwill for the two years ended December 31, 2022 were as follows (in thousands):

	Acute Care Services	Behavioral Health Services	Total Consolidated
Balance, January 1, 2021	$447,021	$3,435,694	$3,882,715
Goodwill acquired during the period	55,406	0	55,406
Goodwill divested during the period	0	0	0
Adjustments to goodwill (a)	13,509	10,994	24,503
Balance, December 31, 2021	515,936	3,446,688	3,962,624
Goodwill acquired during the period	0	0	0
Goodwill divested during the period	0	0	0
Adjustments to goodwill (b)	690	(53,858)	(53,168)
Balance, December 31, 2022	$516,626	$3,392,830	$3,909,456

(a)
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
(b)
The changes in the Behavioral Health Services’ goodwill consists primarily of foreign currency translation adjustments.

Other Assets and Intangible Assets: Other assets consist primarily of amounts related to: (i) intangible assets acquired in connection with our acquisitions of Cambian Group, PLC’s adult services’ division during 2015, Ascend Health Corporation during 2012 and Psychiatric Solutions, Inc. during 2010; (ii) prepaid fees for various software and other applications used by our hospitals; (iii) costs incurred in connection with the purchase and implementation of an electronic health records application for each of our acute care facilities; (iv) statutorily required capital reserves related to our commercial insurance subsidiary ($116 million and $82 million as of December 31, 2022 and 2021, respectively); (v) deposits; (vi) investments in various businesses, including Universal Health Realty Income Trust ($8 million and $9 million as of as of December 31, 2022 and 2021, respectively) and Premier, Inc. ($78 million and $92 million as of December 31, 2022 and 2021, respectively); (vii) the invested assets related to a deferred compensation plan that is held by an independent trustee in a rabbi-trust and that has a related payable included in other noncurrent liabilities, and; (viii) other miscellaneous assets.

Intangible assets are reviewed for impairment on an annual basis or more often if indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each asset. We have designated October 1st as our annual impairment assessment date and performed impairment assessments as of October 1, 2022. In connection with the discontinuation of a certain module of a new clinical/financial information technology application under development, our financial results for the year ended December 31, 2021 include a pre-tax provision for asset impairment of approximately $14 million to write-off the applicable portion of the capitalized costs incurred and is included in other operating expenses on the accompanying consolidated statement of income.

The following table shows the amounts recorded as net intangible assets for the years ended December 31, 2022 and 2021:

	(amounts in thousands)
	2022	2021
Medicare licenses	$57,226	$57,226
Certificates of need	7,989	8,239
Contract relationships and other (net of $55,353 and $54,134 of accumulated amortization for 2022 and 2021, respectively)	12,887	15,576
Net Intangible Assets	$78,102	$81,041

Supplies: Supplies, which consist primarily of medical supplies, are stated at the lower of cost (first-in, first-out basis) or market.

Self-Insured/Other Insurance Risks: We provide for self-insured risks, primarily general and professional liability claims, workers’ compensation claims and healthcare and dental claims. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimate of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. All relevant information, including our own historical experience is used in estimating the expected amount of claims. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Our estimated self-insured reserves are reviewed and changed, if necessary, at each reporting date and changes are recognized currently as additional expense or as a reduction of expense.

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

See Note 8 - Commitments and Contingencies for additional disclosure related to our self-insured general and professional liability and workers’ compensation liability.

Income Taxes: Deferred tax assets and liabilities are recognized for the amount of taxes payable or deductible in future years as a result of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. We believe that future income will enable us to realize our deferred tax assets net of recorded valuation allowances relating to state and foreign net operating loss carry-forwards, tax credits, and interest deduction limitations.

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. Our tax returns have been examined by the Internal Revenue Service (“IRS”) through the year ended December 31, 2006. We believe that adequate accruals have been provided for federal, foreign and state taxes.

See Note 6-Income Taxes for additional disclosure.

Other Noncurrent Liabilities: Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves, pension and deferred compensation liabilities, and liabilities incurred in connection with split-dollar life insurance agreements on the lives of our executive chairman of the board and his wife.

Redeemable Noncontrolling Interests and Noncontrolling Interest: As of December 31, 2022, outside owners held noncontrolling, minority ownership interests of: (i) approximately 7% in an acute care facility located in Texas; (ii) 49%, 20%, 30%, 20%, 25%, 48% and 26% in seven behavioral health care facilities located in Arizona, Pennsylvania, Ohio, Washington, Missouri,

Iowa and Michigan, respectively, and; (iii) approximately 5% in an acute care facility located in Nevada. The noncontrolling interest and redeemable noncontrolling interest balances of $45 million and $5 million, respectively, as of December 31, 2022, consist primarily of the third-party ownership interests in these hospitals.

In August, 2022, we purchased the 20% noncontrolling ownership interest in a hospital majority owned by us, located in Washington D.C. for $51 million. We now have 100% ownership interest in the hospital. The noncontrolling interest balance was reclassified to retained earnings and is included in common stockholders’ equity in the accompanying consolidated balance sheet and in retained earnings in the accompanying consolidated statements of changes in equity.

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

The amounts recognized in AOCI for the two years ended December 31, 2022 were as follows (in thousands):

	Net Unrealized Gains (Losses) on Effective Cash Flow Hedges	Foreign Currency Translation Adjustment	Minimum Pension Liability	Total AOCI
Balance, January 1, 2021, net of income tax	$(17)	$52,438	$(4,301)	$48,120
2021 activity:
Pretax amount	0	(20,743)	1,427	(19,316)
Income tax effect	0	1,829	(342)	1,487
Change, net of income tax	0	(18,914)	1,085	(17,829)
Balance, January 1, 2022, net of income tax	(17)	33,524	(3,216)	30,291
2022 activity:
Pretax amount	0	(37,310)	(2,869)	(40,179)
Income tax effect	0	(469)	689	220
Change, net of income tax	0	(37,779)	(2,180)	(39,959)
Balance, December 31, 2022, net of income tax	$(17)	$(4,255)	$(5,396)	$(9,668)

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

In August, 2017, the FASB issued new guidance on hedge accounting (ASU 2017-12) that is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The new guidance amends the presentation and disclosure requirements, and changes how companies assess effectiveness. We adopted this guidance as of January 1, 2019 and applied to all existing hedges as of the adoption date. As of December 31, 2022 we have no cash flow hedges.

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

The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

	Twelve Months Ended December 31,
	2022	2021	2020
Basic and diluted:
Net Income	$656,982	$987,632	$952,790
Less: Net (income) loss attributable to noncontrolling interest ("NCI")	18,627	3,958	(8,837)
Less: Net income attributable to unvested restricted share grants	(748)	(2,059)	(2,981)
Net income attributable to UHS—basic and diluted	$674,861	$989,531	$940,972
Basic earnings per share attributable to UHS:
Weighted average number of common shares—basic	73,118	82,519	85,061
Total basic earnings per share	$9.23	$11.99	$11.06
Diluted earnings per share attributable to UHS:
Weighted average number of common shares	73,118	82,519	85,061
Net effect of dilutive stock options and grants based on the treasury stock method	714	1,173	526
Weighted average number of common shares and equivalents—diluted	73,832	83,692	85,587
Total diluted earnings per share	$9.14	$11.82	$10.99

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all years presented above, excludes certain outstanding stock options applicable to each year since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled approximately 6.0 million during 2022, 4.2 million during 2021 and 6.4 million during 2020.

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

GPO Agreement/Minority Ownership Interest: During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier, Inc. (“Premier), a healthcare performance improvement alliance, and acquired a minority interest in the GPO for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO, which were recorded as deferred income, on a pro rata basis, as a reduction to our supplies expense over the initial expected life of the GPO agreement. Also in connection with this GPO agreement, we received shares of restricted stock in Premier which vest ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO. We recognized the fair value of this restricted stock, as a reduction to our supplies expense, in our consolidated statements of income, on a pro rata basis, over the vesting period. During the third quarter of 2020, we entered into an agreement with Premier pursuant to the terms of which, among other things, our ownership interest in Premier was converted into shares of Class A Common Stock of Premier. We have elected to retain a portion of the previously vested shares of Premier, the value of which is included in other assets on our consolidated balance sheet. Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier was $78 million and $92 million as of December 31, 2022 and 2021, respectively. The change in market value of these shares is recorded as an unrealized gain and included in “Other (income) expense, net” on our consolidated statements of income. Additionally, Premier paid cash dividends of $1.8 million and $1.7 million as of December 31, 2022 and 2021, respectively, which are included in “Other (income) expense, net” in our condensed consolidated statements of income.

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

Under these programs, including the impact of the Texas Uncompensated Care and Upper Payment Limit program, the Texas Delivery System Reform Incentive program, and various other state programs, we earned revenues (before Provider Taxes) of approximately $784 million during 2022, $641 million during 2021 and $488 million during 2020. These revenues were offset by Provider Taxes of approximately $287 million during 2022, $211 million during 2021 and $185 million during 2020, which are recorded in other operating expenses on the Consolidated Statements of Income as included herein. The aggregate net benefit from these programs was $497 million during 2022, $430 million during 2021 and $303 million during 2020. The aggregate net benefit pursuant to these programs is earned from multiple states and therefore no particular state’s portion is individually material to our consolidated financial statements. In addition, under various disproportionate share hospital payment programs and the Nevada state plan amendment program, we earned revenues of $75 million in 2022, $74 million in 2021 and $73 million in 2020.

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

Recent Accounting Standards: From time to time, new accounting guidance is issued by the FASB or other standard setting bodies that is adopted by us as of the effective date or, in some cases where early adoption is permitted, in advance of the effective date. We have assessed the recently issued guidance that is not yet effective and, unless otherwise indicated above, we believe the new guidance will not have a material impact on our results of operations, cash flows or financial position.

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

2) ACQUISITIONS AND DIVESTITURES

Year ended December 31, 2022:

2022 Acquisitions of Assets and Businesses:

During 2022, we spent $20 million to acquire various businesses and properties.

2022 Divestiture of Assets:

During 2022, we received $12 million from the sales of various assets.

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

3) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

Cash Flow Hedges:

When applicable, we measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from our counterparties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. During the years ended December 31, 2022, 2021 and 2020, we had no cash flow hedges outstanding.

Foreign Currency Forward Exchange Contracts:

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. In connection with these forward exchange contracts, we recorded net cash inflows of approximately $95 million during 2022 and $1 million during 2021, and net cash outflows of approximately $22 million during 2020.

Derivatives Hedging Relationships:

The following table presents the effects of our foreign currency foreign exchange contracts on our results of operations for the three years ended December 31 (in thousands):

	Gain/(Loss) recognized in AOCI

	December 31,	December 31,	December 31,
	2022	2021	2020

Net Investment Hedge relationships
Foreign currency foreign exchange contracts	$96,698	$(7,272)	$(22,097)

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
•
Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2022	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$113,649	Other assets	$113,649
Certificates of deposit	2,200	Other assets		2,200
Equity securities	78,099	Other assets	78,099
Deferred compensation assets	38,032	Other assets	38,032
Foreign currency exchange contracts	3,142	Other current assets		3,142
	235,122		229,780	$5,342	-
Liabilities:
Deferred compensation liability	38,032	Other noncurrent liabilities	$38,032
	$38,032		$38,032	-	-

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2021	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$79,900	Other assets	$79,900
Certificates of deposit	2,300	Other assets		2,300
Equity securities	91,919	Other assets	91,919
Deferred compensation assets	45,759	Other assets	45,759
Foreign currency exchange contracts	1,357	Other current assets		1,357
	221,235		$217,578	$3,657	-
Liabilities:
Deferred compensation liability	$45,759	Other noncurrent liabilities	$45,759
	$45,759		$45,759	-	-

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

4) LONG-TERM DEBT

A summary of long-term debt follows:

	December 31,
	2022	2021
	(amounts in thousands)
Long-term debt:
Notes and Mortgages payable (including obligations under finance leases of $75,595 in 2022 and $79,331 in 2021) and term loans with varying maturities through 2099; weighted average interest rates of 3.6% in 2022 and 5.6% in 2021 (see Note 7 regarding finance leases)	$184,800	$185,027
Tranche A term loan	2,338,125	1,689,375
Revolving credit facility	310,400	342,600
2.65% Senior Secured Notes due 2030, net of unamortized discount of $1,742 in 2022 and $1,968 in 2021	798,258	798,032
1.65% Senior Secured Notes due 2026, net of unamortized discount of $638 in 2022 and $813 in 2021	699,362	699,187
2.65% Senior Secured Notes due 2032, net of unamortized discount of $1,124 in 2022 and $1,254 in 2021	498,876	498,746
Total debt before unamortized financing costs	4,829,821	4,212,967
Less-Unamortized financing costs	(21,841)	(22,679)
Total debt after unamortized financing costs	4,807,980	4,190,288
Less-Amounts due within one year	(81,447)	(48,409)
Long-term debt	$4,726,533	$4,141,879

Credit Facilities and Outstanding Debt Securities

In June, 2022 we entered into a ninth amendment to our credit agreement dated as of November 15, 2010, as amended and restated as of September, 2012, August, 2014, October, 2018, August, 2021, and September, 2021, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, (the “Credit Agreement”). The ninth amendment provided for, among other things, the following: (i) a new incremental tranche A term loan facility in the aggregate principal amount of $700 million which is scheduled to mature on August 24, 2026, and; (ii) replaces the option to make Eurodollar borrowings (which bear interest by reference to the LIBO Rate) with Term Benchmark Loans, which will bear interest by reference to the Secured Overnight Financing Rate (“SOFR”). The net proceeds generated from the incremental tranche A term loan facility were used to repay a portion of the borrowings that were previously outstanding under our revolving credit facility.

In September, 2021 we entered into an eighth amendment to our Credit Agreement which modified the definition of “Adjusted LIBO Rate”.

In August, 2021 we entered into a seventh amendment to our Credit Agreement which, among other things, provided for the following:

o
a $1.2 billion aggregate amount revolving credit facility, which is scheduled to mature on August 24, 2026, representing an increase of $200 million over the $1.0 billion previous commitment. As of December 31, 2022, this facility had $310 million of borrowings outstanding and $886 million of available borrowing capacity, net of $4 million of outstanding letters of credit;
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

The terms of the tranche A term loan facility, as amended, which had $2.338 billion of outstanding borrowings as of December 31, 2022, provides for installment payments of $15.0 million per quarter during the period of September, 2022 through September, 2023, and $30.0 million per quarter during the period of December, 2023 through June, 2026. The unpaid principal balance at June 30, 2026 is payable on the August 24, 2026 scheduled maturity date of the Credit Agreement.

Revolving credit and tranche A term loan borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month SOFR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month SOFR rate plus 0.1% (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from

1.25% to 1.625%. As of December 31, 2022, the applicable margins were 0.50% for ABR-based loans and 1.50% for SOFR-based loans under the revolving credit and term loan A facilities. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens, indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of December 31, 2022 and December 31, 2021.

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

In April, 2021 our accounts receivable securitization program (“Securitization”) was amended (the eighth amendment) to: (i) reduce the aggregate borrowing commitments to $20 million (from $450 million previously); (ii) slightly reduce the borrowing rates and commitment fee, and; (iii) extend the maturity date to April 25, 2022. At various times from April, 2022 to September, 2022, the Securitization was amended to extend the maturity date to various dates including, most recently, December 20, 2022. As of the December 20, 2022 maturity date, the Securitization expired and was not renewed or replaced.

On September 13, 2021, we redeemed $400 million of aggregate principal amount of 5.00% senior secured notes, that were scheduled to mature on June 1, 2026, at 102.50% of the aggregate principal, or $410 million.

As of December 31, 2022, we had combined aggregate principal of $2.0 billion from the following senior secured notes:

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

Interest on the 2026 Notes is payable on March 1st and September 1st until the maturity date of September 1, 2026. Interest on the 2030 Notes payable on April 15th and October 15th, until the maturity date of October 15, 2030. Interest on the 2032 Notes is payable on January 15thand July 15th until the maturity date of January 15, 2032.

The 2026 Notes, 2030 Notes and 2032 Notes (collectively “The Notes”) were initially issued only to qualified institutional buyers under Rule 144A and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). In December, 2022, we completed a registered exchange offer in which virtually all previously outstanding Notes were exchanged for identical Notes that were registered under the Securities Act, and thereby became freely transferable (subject to certain restrictions applicable to affiliates and broker dealers). Notes originally issued under Rule 144A or Regulation S that were not exchanged in the exchange offer remain outstanding and may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from registration requirements thereunder.

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

As discussed in Note 9 to the Consolidated Financial Statements-Relationship with Universal Health Realty Income Trust and Other Related Party Transactions, on December 31, 2021, we (through wholly-owned subsidiaries of ours) entered into an asset purchase and sale agreement with Universal Health Realty Income Trust (the “Trust”). Pursuant to the terms of the agreement, which was amended during the first quarter of 2022, we, among other things, transferred to the Trust, the real estate assets of Aiken Regional Medical Center (“Aiken”) and Canyon Creek Behavioral Health (“Canyon Creek”). In connection with this transaction, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases, as amended, (with the Trust as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. As a result of our purchase option within the Aiken and Canyon Creek lease agreements, this asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust are recorded to interest expense and as a reduction of the outstanding financial liability, and the amount allocated to interest expense is determined based upon our incremental borrowing rate and the outstanding financial liability. In connection with this transaction, our Consolidated Balance Sheets at December 31, 2022 and December 31, 2021 reflect financial liabilities, which are included in debt, of approximately $81 million and $82 million, respectively.

At December 31, 2022, the carrying value and fair value of our debt were approximately $4.8 billion and $4.4 billion, respectively. At December 31, 2021, the carrying value and fair value of our debt were each approximately $4.2 billion. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

The aggregate scheduled maturities of our total debt outstanding as of December 31, 2022 are as follows:

(000s)
2023	$81,447
2024	127,008
2025	126,255
2026	3,039,496
2027	7,136
Later	1,448,479
Total maturities before unamortized financing costs	4,829,821
Less-Unamortized financing costs	(21,841)
Total	$4,807,980

5) COMMON STOCK

Dividends

We declared and paid cash dividends of $.80 per share ($58.4 million in the aggregate) during 2022. We declared and paid cash dividends of $.80 per share ($65.9 million in the aggregate) during 2021. We declared and paid cash dividends of $17.3 million, or $.20 per share, during the first quarter of 2020 (in April, 2020, as part of various COVID-19 initiatives, we suspended declaration and payment of quarterly dividends for the remainder of the 2020 year). All classes of our common stock have similar economic rights.

Stock Repurchase Programs

As of December 31, 2021, we had an aggregate available purchase authorization of $358.2 million. In February, 2022, our Board of Directors authorized a $1.4 billion increase to the program. As of December 31, 2022, we had an aggregate available repurchase authorization of $947.37 million. Pursuant to this program, shares of our Class B Common Stock may be repurchased, from time to time as conditions allow, on the open market or in negotiated private transactions. There is no expiration date for our stock repurchase programs.

The following schedule provides information related to our stock repurchase program for each of the three years ended December 31, 2022. During 2022, 6,666,547 shares ($810.9 million in the aggregate) were repurchased pursuant to the terms of the stock repurchase program and 153,305 shares ($22.0 million in the aggregate) were repurchased in connection with the income tax withholding obligations resulting from stock-based compensation programs. During 2021, 8,409,721 shares ($1.20 billion in the aggregate) were repurchased pursuant to the terms of the stock repurchase program and 134,464 shares ($19.5 million in the aggregate) were repurchased in connection with the income tax withholding obligations resulting from stock-based compensation programs. During 2020, 1,951,899 shares ($196.6 million in the aggregate) were repurchased pursuant to the terms of the stock repurchase program and 81,057 shares ($10.2 million in the aggregate) were repurchased in connection with the income tax withholding obligations resulting from stock-based compensation programs.

	Additional dollars authorized for repurchase (in thousands)	Total number of shares purchased (a.)	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Aggregate purchase price paid for shares purchased as part of publicly announced program	Maximum number of dollars that may yet be purchased under the program (in thousands)
Balance as of January 1, 2020									$756,123
2020	$—	2,050,735	17,779	$0.01	1,951,899	$100.70	$206,719	$196,560	$559,563
2021	$1,000,000	8,559,946	15,756	$0.01	8,409,721	$142.85	$1,220,876	$1,201,330	$358,233
2022	$1,400,000	6,828,319	8,467	$0.01	6,666,547	$121.63	$832,915	$810,865	$947,368
Total for three year period ended December 31, 2022	$2,400,000	17,439,000	42,002	$0.01	17,028,167	$129.71	$2,260,510	$2,208,755

(a.)
Includes 8,467, 15,761 and 17,779 of restricted shares that were forfeited by former employees pursuant to the terms of our restricted stock purchase plan during 2022, 2021 and 2020, respectively.

Stock-based Compensation Plans

At December 31, 2022, we have a number of stock-based employee compensation plans. Pursuant to the FASB’s guidance, we expense the grant-date fair value of stock options (computed utilizing the Black-Scholes option-pricing model) and other equity-based compensation pursuant to the straight-line method over the stated vesting period of the awards.

Pre-tax share-based compensation costs of $66.2 million during 2022, $59.3 million during 2021 and $54.7 million during 2020 were recognized related to outstanding stock options. In addition, pre-tax compensation costs of $19.1 million during 2022, $14.4 million during 2021 and $11.2 million during 2020 were recognized related to amortization of restricted stock and units as well as discounts provided in connection with shares purchased pursuant to our 2005 Employee Stock Purchase Plan. As of December 31, 2022, there was approximately $147.3 million of unrecognized compensation cost related to unvested stock options and restricted stock which is expected to be recognized over the remaining average vesting period of 2.6 years.

The expense associated with stock-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $85.4 million in 2022, $73.7 million in 2021 and $65.8 million in 2020. In connection with our January 1, 2017 adoption of ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, our provision for income taxes and our net income attributable to UHS were unfavorably impacted by $636,000 during 2022, favorably impacted by $2.4 million in 2021 and unfavorably impacted by $7.4 million during 2020.

In 2005, we adopted the 2005 Stock Incentive Plan (the “Stock Incentive Plan”) which was amended in 2008, 2010, 2015 and 2017 and was canceled in 2020, as discussed below. An aggregate of 35.6 million shares of Class B Common Stock had been reserved under the Stock Incentive Plan, the remaining balance of which was canceled in 2020. During 2020 stock options, net of cancellations, of approximately 2.3 million were granted under the Stock Incentive Plan. Stock options to purchase Class B Common Stock have been granted to our officers, key employees and members of our Board of Directors. Commencing in 2018, our key employees and non-executive officers began receiving a portion of their stock-based compensation in the form of restricted stock (as discussed below) in addition to receiving options to purchase Class B Common Stock.

In 2020, we adopted the 2020 Omnibus Stock and Incentive Plan (the “2020 Stock Incentive Plan”) which was amended in 2022. An aggregate of 12.1 million shares of Class B Common Stock has been reserved for issuance under the 2020 Stock Incentive Plan. Under the 2020 Stock Incentive Plan, shares that are subject to stock options shall be counted as one share per stock option, and every share that is subject to restricted stock awards or restricted stock units shall be counted as four shares. Various other types of equity awards are also permitted under the 2020 Stock Incentive Plan. During 2022, approximately 1.7 million stock options, net of cancellations, and 228,160 restricted stock units (including 65,768 performance based restricted stock units, net of cancellations) were granted under the 2020 Stock Incentive Plan. During 2021, approximately 2.1 million stock options, net of cancellations, and 126,015 of restricted stock units, net of cancellations, were granted under the 2020 Stock Incentive Plan. During 2020, 42,500 stock options, net of cancellations and 3,000 restricted stock units (there were no cancellations) were granted under the 2020 Stock Incentive Plan.

Restricted stock and restricted stock units issued under the 2020 Stock Incentive Plan do not have rights to receive dividends on unvested restricted awards, however, the accrual of dividend equivalents on unvested restricted awards may be permitted. Upon adoption of the 2020 Stock Incentive Plan, no additional awards were granted under the 2005 Stock Incentive Plan or the 2010 Employees’ Restricted Stock Purchase Plan (discussed below), and reserves for future issuance pursuant to each plan were canceled.

The per option weighted-average grant-date fair value of options granted during 2022 under the 2020 Stock Incentive Plan was $45.63. The per option weighted-average grant-date fair value of options granted during 2021 under the 2020 Stock Incentive Plan was $39.66. The per option weighted-average grant-date fair value of options granted during 2020 (including the 2005 and 2020 Stock Incentive Plans) was $14.60. All stock options issued in 2022 were granted with an exercise price equal to the fair market value on the date of the grant. Stock options granted during 2021 and 2020 were either granted with an exercise price equal to the fair market value on the date of grant, or for our named executive officers, half of their total option award value was issued with a premium exercise price of 10% above the grant date fair market value. The majority of options are exercisable ratably over a four-year period beginning one year after the date of the grant. All outstanding options expire five years after the date of the grant. As of December 31, 2022, approximately 6.85 million shares of Class B Common Stock remain available for issuance pursuant to the 2020 Stock Incentive Plan.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were derived from averaging the number of options granted during the most recent five-year period. The weighted-average assumptions reflected below were based upon twenty-nine option grants for the five-year period ending December 31, 2022, twenty-eight option grants for the five-year period ending December 31, 2021 and twenty-nine option grants for the five-year period ending December 31, 2020.

Year Ended December 31,	2022	2021	2020
Expected volatility	33%	31%	28%
Risk free Interest rate	2%	2%	2%
Expected life (years)	3.6	3.5	3.5
Forfeiture rate	7%	8%	8%
Dividend yield	0.6%	0.5%	0.5%

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

The table below summarizes our stock option activity during the year ended December 31, 2022:

Outstanding Options	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2022	8,556,115	$116.80
Granted	1,833,573	$143.47
Exercised	(2,022,891)	$118.21
Cancelled	(491,130)	$126.67
Balance, December 31, 2022	7,875,667	$122.04
Outstanding options vested and exercisable as of December 31, 2022	3,073,714	$116.89

The following table provides information about unvested options for the year ended December 31, 2022:

	Shares	Weighted Average Grant Date Fair Value
Unvested options as of January 1, 2022	5,558,819	$28.93
Granted	1,833,573	$45.63
Vested	(2,141,518)	$27.99
Cancelled	(448,921)	$35.81
Unvested options as of December 31, 2022	4,801,953	$35.09

The following table provides information regarding all options outstanding at December 31, 2022:

	Options Outstanding	Options Exercisable
Number of options outstanding	7,875,667	3,073,714
Weighted average exercise price	$122.04	$116.89
Aggregate intrinsic value as of December 31, 2022	$158,552,816	$75,389,444
Weighted average remaining contractual life	2.5	1.5

The total in-the-money value of all stock options exercised during the years ended December 31, 2022, 2021 and 2020 were $49.4 million, $52.0 million and $22.2 million, respectively.

The weighted average remaining contractual life for options outstanding and weighted average exercise price per share for exercisable options at December 31, 2020, 2021 and 2022 were as follows:

Year Ended:	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Exercisable Options	Weighted Average Exercise Price Per Share	Expected to Vest Options	Weighted Average Exercise Price Per Share
	Shares			Shares		Shares
2020	8,238,966	$109.47	2.9	2,522,906	$124.62	5,099,823	$110.47
2021	8,556,115	116.80	2.6	2,997,296	119.00	5,005,113	116.94
2022	7,875,667	122.04	2.5	3,073,714	116.89	4,508,480	121.89

Under our Amended and Restated 2010 Employees’ Restricted Stock Purchase Plan (the “Restricted Stock Plan”), which was canceled during 2020 upon the approval of the 2020 Stock Incentive Plan, as mentioned above, eligible participants were allowed to purchase shares of Class B Common Stock at par value, subject to certain restrictions and had 600,000 shares of Class B Common Stock reserved. The reserve balance in the Restricted Stock Plan was canceled during 2020 and no shares were issued under the Restricted Stock Plan during 2021. During 2020 restricted shares, net of cancellations, of approximately 106,310 were granted and issued under the Restricted Stock Plan, with various ratable vesting periods ranging up to five years from the date of grant. The weighted-average grant-date fair value of the restricted shares granted during 2020 under the Restricted Stock Plan was $68.06. As mentioned above, in 2020, we adopted the 2020 Stock Incentive Plan. During 2022, 2021 and 2020 restricted stock units, net of cancellations, of approximately 228,160 (including 65,768 performance based restricted stock units, net of cancellations), 126,015 and 3,000, respectively, were granted under the 2020 Stock Incentive Plan with four-year vesting periods from the date of grant. The weighted average grant-date fair value of the restricted stock units issued during 2022, 2021 and 2020 under the 2020 Stock Incentive Plan was $142.70, $138.80 and $109.72, respectively. The fair value of each restricted stock grant or restricted stock unit was determined as the closing UHS market price on the date of grant. Restricted shares and/or units of Class B Common Stock have been granted to our officers, key employees and members of our Board of Directors.

In addition to the 2020 Stock Incentive Plan, we have our 2005 Employee Stock Purchase Plan (the “Employee Stock Plan”) which allows eligible employees to purchase shares of Class B Common Stock at a ten percent discount. There were 127,538, 96,179 and 115,008 shares issued pursuant to the Employee Stock Purchase Plan during 2022, 2021 and 2020, respectively. In connection with the Employee Stock Plan, we have reserved 2.0 million shares of Class B Common Stock for issuance and have issued approximately 1.7 million shares as of December 31, 2022. As of December 31, 2022, approximately 300,000 shares of Class B Common Stock remain available for issuance pursuant to this plan.

At December 31, 2022, 23,581,951 shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock.

6) INCOME TAXES

Components of income tax expense/(benefit) are as follows (amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Current
Federal	$178,666	$276,471	$268,974
Foreign	14,740	13,754	13,978
State	33,423	44,993	43,333
	226,829	335,218	326,285
Deferred
Federal	(9,935)	(26,638)	(20,382)
Foreign	(1,509)	1,521	(2,496)
State	(6,107)	(4,420)	(4,114)
	(17,551)	(29,537)	(26,992)
Total	$209,278	$305,681	$299,293

Our provision for income taxes for the years ended December 31, 2022, 2021 and 2020 included tax expenses of $1 million, tax benefits of $2 million and tax expenses of $7 million, respectively, related to employee share-based payments. Excess tax benefits (when the deductible amount related to the settlement of employee equity awards for tax purposes exceeds the cumulative compensation cost recognized for financial reporting purposes) and deficiencies, if applicable, are recorded as a component of our tax provision.

The foreign provision for income taxes is based on foreign pre-tax earnings of $76 million in 2022, $79 million in 2021 and $72 million in 2020. In the future, we anticipate repatriating only previously taxed foreign earnings subjected as well as any future earnings that would qualify for a full dividend received deduction for distributions post-December 31, 2017. As of December 31, 2022, the amount of previously taxed earnings and earnings that would qualify for a full dividend received deduction total $109 million. At this time, there are no material tax effects related to future cash repatriation of undistributed foreign earnings. As such, we have not recognized a deferred tax liability related to existing undistributed earnings

On August 16, 2022, the U.S. federal government enacted the Inflation Reduction Act of 2022 (“the Act”). The Act includes tax provisions, among other things, which implements (i) a 15 percent minimum tax on book income of certain large corporations; (ii) a one percent excise tax on net stock repurchases; and (iii) several tax incentives to promote clean energy. We do not expect the Act to have a material impact on our income tax provision.

A reconciliation between the federal statutory rate and the effective tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal income tax benefit	2.4%	2.5%	2.5%
Tax effects of foreign operations	-0.3%	-0.1%	-0.3%
Tax benefit from settlement of employee equity awards	0.1%	-0.2%	0.5%
Other items	0.5%	0.3%	0.4%
Impact of income attributable to noncontrolling interests	0.5%	0.1%	-0.2%
Effective tax rate	24.2%	23.6%	23.9%

Our effective tax rates were 24.2%, 23.6% and 23.9% for the years ended December 31, 2022, 2021 and 2020, respectively. The increase in our effective tax rate for the year ended December 31, 2022, as compared to 2021, is due primarily to the decrease in net income attributable to noncontrolling interests during 2022, as compared to 2021. The decrease in our effective tax rate for the year ended December 31, 2021, as compared to 2020, is due primarily to the tax benefit of $2 million recorded during 2021, and the tax expense of $7 million recorded during 2020, resulting from employee share-based payments.

Included in “Other current assets” on our Consolidated Balance Sheet are prepaid federal, state and foreign income taxes amounting to approximately $17 million and $6 million as of December 31, 2022 and 2021, respectively.

The components of deferred taxes are as follows (amounts in thousands):

	Year Ended December 31,
	2022			2021
	Assets		Liabilities	Assets		Liabilities
Self-insurance reserves	$103,528	$		$97,024	$
Compensation accruals	77,269			77,917
Doubtful accounts and other reserves	141,511			127,876
Other currently non-deductible accrued liabilities	12,520			31,240
Depreciable and amortizable assets			281,203			303,079
Operating lease liabilities	108,704			86,652
Right of use assets-operating leases			106,675			86,269
State and foreign net operating loss carryforwards and other state and foreign deferred tax assets	80,823			79,499
Net pension liabilities – OCI only	1,702			1,014
Other liabilities			6,457			3,811
	$526,057		$394,335	$501,222		$393,159
Valuation Allowance	(63,325)		0	(62,356)		0
Total deferred income taxes	$462,732		$394,335	$438,866		$393,159

At December 31, 2022, state net operating loss carryforwards (losses originating in tax years beginning prior to January 1, 2022, expiring in years 2023 through 2040), and credit carryforwards available to offset future taxable income approximated $890 million representing approximately $58 million in deferred state tax benefit (net of the federal benefit); and state related interest expense carryforwards approximated $170 million representing approximately $8 million in deferred state tax benefit (net of the federal benefit). At December 31, 2022, there were foreign net operating losses and interest expense carryforwards of approximately $49 million, most of which are carried forward indefinitely, representing approximately $12 million in deferred foreign tax benefit. At December 31, 2022, related to the acquisition of Riverside Medical Clinic Patient Services, LLC, there were federal net operating losses of approximately $10 million carried forward indefinitely for federal purposes representing approximately $2 million in deferred federal tax benefits.

A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on available evidence, it is more likely than not that certain of our state tax benefits will not be realized. Therefore, valuation allowances of approximately $59 million and $57 million have been reflected as of December 31, 2022 and 2021, respectively. During 2022, the valuation allowance on these state tax benefits increased by $2 million primarily due to additional state related interest expense carryforwards. In addition, valuation allowances of approximately $4 million and $5 million have been reflected as of December 31, 2022 and 2021, respectively, related to foreign net operating losses and credit carryforwards.

During 2022 and 2021, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were increased less than $1 million due to tax positions taken in the current and prior years. The balance at each of the years ended December 31, 2022 and 2021, if subsequently recognized, that would favorably affect the effective tax rate and the provision for income taxes is approximately $2 million as of each date.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of December 31, 2022 and 2021, we have accrued interest and penalties of less than $1 million as of each date. The U.S. federal statute of limitations remains open for the 2019 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging for 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

The tabular reconciliation of unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020 is as follows (amounts in thousands):

	As of December 31,
	2022	2021	2020
Balance at January 1,	$2,544	$2,806	$2,164
Additions based on tax positions related to the current year	500	500	500
Additions for tax positions of prior years	159	213	142
Reductions for tax positions of prior years	(461)	(261)	0
Settlements	(15)	(714)	0
Balance at December 31,	$2,727	$2,544	$2,806

7) LEASE COMMITMENTS

We follow FASB ASU 2016-02 ("Topic 842") "Leases." Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will be classified as either finance or operating.

We have elected the policy exemption that allows lessees to choose to not separate lease and non-lease components by class of underlying asset and are applying this expedient to all relevant asset classes.

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

The components of lease expense for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	Twelve months ended December 31,
	2022	2021	2020

Operating lease cost	$90,326	$77,420	$73,841
Variable and short term lease cost (a)	41,300	41,443	42,218
Total lease and rental expense	$131,626	$118,863	$116,059

Finance lease cost:
Amortization of property under capital lease	$5,110	$3,626	$1,985
Interest on debt of property under capital lease	3,903	4,124	1,763
Total finance lease cost	$9,013	$7,750	$3,748
(a)
Includes equipment, month-to-month and leases with a maturity of less than 12 months.

Supplemental cash flow information related to leases for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	Twelve months ended December 31,
	2022	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$124,704	$118,433	$115,270
Operating cash flows from finance leases	$3,963	$4,612	$1,885
Financing cash flows from finance leases	$3,454	$2,849	$2,586

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$163,679	$95,805	$69,678
Finance leases	$1,066	$28,600	$37,029

Supplemental balance sheet information related to leases as of December 31, 2022 and 2021 are as follows (in thousands):

	December 31,	December 31,
	2022	2021

Operating Leases
Right of use assets-operating leases	$454,650	$367,477

Operating lease liabilities	$67,776	$64,484
Operating lease liabilities noncurrent	395,522	304,624
Total operating lease liabilities	$463,298	$369,108

Finance Leases
Property and equipment	$102,494	$102,940
Accumulated depreciation	(34,455)	(30,949)
Property and equipment, net	$68,039	$71,991

Current maturities of long-term debt	$3,046	$2,740
Long-term debt	72,549	76,591
Total finance lease liabilities	$75,595	$79,331

Weighted Average remaining lease term, years
Operating leases	16.1	9.1
Finance leases	20.7	20.8

Weighted Average discount rate
Operating leases	5.0%	3.8%
Finance leases	5.4%	7.1%

Future maturities of lease liabilities as of December 31, 2022 are as follows (in thousands):

	Operating Leases	Finance Leases
Year ending December 31,
2023	$83,573	$6,826
2024	75,223	6,990
2025	68,411	5,871
2026	58,742	5,876
2027	40,068	6,032
Later years	595,736	101,102
Total lease payments	921,753	132,697
less imputed interest	(458,455)	(57,102)
Total	$463,298	$75,595

We assumed $1 million, $29 million and $37 million in finance lease obligations during 2022, 2021 and 2020, respectively. In the ordinary course of business, our facilities routinely lease equipment pursuant to new lease arrangements that will likely result in future lease and rental expense in excess of amounts indicated above.

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

These subsidiaries are provided with several excess policies through commercial insurance carriers which provide for coverage in excess of the applicable per occurrence and aggregate self-insured retention or underlying policy limits up to $162.5 million in

2022; $155 million in 2021 and $250 million during each of2014 through 2020. In addition, from time to time based upon marketplace conditions, we may elect to purchase additional commercial coverage for certain of our facilities or businesses. Our behavioral health care facilities located in the U.K. have policies through a commercial insurance carrier located in the U.K. that provides for £16 million of professional liability coverage, and £25 million of general liability coverage.

As of December 31, 2022, the total net accrual for our professional and general liability claims was $372 million, of which $74 million was included in current liabilities. As of December 31, 2021, the total net accrual for our professional and general liability claims was $349 million, of which $74 million was included in current liabilities.

As a result of unfavorable trends experienced during the last three years, our results of operations included pre-tax increases to our reserves for self-insured professional and general liability claims amounting to approximately $16 million during 2022, $52 million during 2021 and $25 million during 2020. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimates of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Given our significant self-insured exposure for professional and general liability claims, there can be no assurance that a sharp increase in the number and/or severity of claims asserted against us will not have a material adverse effect on our future results of operations.

As of December 31, 2022, the total accrual for our workers’ compensation liability claims was $125 million, $55 million of which was included in current liabilities. As of December 31, 2021, the total accrual for our workers’ compensation liability claims was $115 million, $55 million of which was included in current liabilities.

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

Below is a schedule showing the changes in our general and professional liability and workers’ compensation reserves during the three years ended December 31, 2022 (amount in thousands):

	General and
	Professional	Workers’
	Liability	Compensation	Total
Balance at January 1, 2020	$241,820	$81,004	$322,824
Plus: Accrued insurance expense, net of commercial premiums paid	91,518	67,705	159,223
Less: Payments made in settlement of self-insured claims	(69,559)	(43,524)	(113,083)
Balance at January 1, 2021	263,779	105,185	368,964
Plus: Accrued insurance expense, net of commercial premiums paid	129,690	56,525	186,215
Less: Payments made in settlement of self-insured claims	(44,776)	(46,725)	(91,501)
Balance at January 1, 2022	348,693	114,985	463,678
Plus: Accrued insurance expense, net of commercial premiums paid	111,763	62,960	174,723
Less: Payments made in settlement of self-insured claims	(88,556)	(53,429)	(141,985)
Balance at December 31, 2022	$371,900	$124,516	$496,416

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

Information Technology Incident

We experienced an information technology security incident in late September, 2020. As a result of this cyberattack, we suspended user access to our information technology applications related to operations located in the United States. While our information technology applications were offline, patient care was delivered safely and effectively at our facilities across the country utilizing established back-up processes, including offline documentation methods. Our information technology applications were substantially restored at our acute care and behavioral health hospitals at various times in October, 2020, on a rolling/staggered basis, and our facilities generally resumed standard operating procedures at that time.

In connection with this incident, our results of operations for the years ended December 31, 2022 and 2021 were favorably impacted by an aggregate of approximately $13 million and $45 million, respectively, resulting from receipt of commercial cyber insurance proceeds (approximately $41 million in the aggregate during 2022 and 2021), and; (ii) collection of revenues previously reserved during 2020 (approximately $17 million during 2021).

Other Contractual Commitments:

In addition to our long-term debt obligations as discussed in Note 4 - Long-Term Debt and our operating lease obligations as discussed in Note 7 - Lease Commitments, we have various other contractual commitments outstanding as of December 31, 2022 as follows: (i) other combined estimated future purchase obligations of $369 million related to a long-term contract with third-parties consisting primarily of certain revenue cycle data processing services for our acute care facilities ($54 million), expected future costs to be paid to a third-party vendor in connection with the ongoing operation of an electronic health records application and purchase implementation of a revenue cycle and other applications for our acute care facilities ($224 million), healthcare infrastructure in Washington D.C. in connection with various agreements with the District of Columbia ($75 million), and other software applications ($16 million); (ii) estimated construction commitment of $24 million representing our share of the construction cost of a behavioral health care facility scheduled to be completed in 2025 that, subject to approval of certain regulatory conditions, we are required to build pursuant to a joint-venture agreement with a third-party; (iii) combined estimated future payments of $169 million related to our non-contributory, defined benefit pension plan ($146 million consisting of estimated payments through 2080) and other retirement plan liabilities ($23 million), and; (iv) accrued and unpaid estimated claims expense incurred in connection with our commercial health insurers and self-insured employee benefit plans ($135 million).

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

Certain legal matters are described below:

Litigation:

Knight v. Miller, et. al.

In July 2021, a shareholder derivative lawsuit was filed by plaintiff, Robin Knight, in the Chancery Court in Delaware against the members of the Board of Directors of the Company as well as certain officers (C.A. No.: 2021-0581-SG). The Company was named as a nominal defendant. The lawsuit alleges that in March 2020 stock options were awarded with exercise prices that did not reflect the Company’s fundamentals and business prospects, and in anticipation of future market rebound resulting in excessive gains. The lawsuit makes claims of breaches of fiduciary duties, waste of corporate assets, and unjust enrichment. The lawsuit seeks monetary damages allegedly incurred by the Company, disgorgement of the March 2020 stock awards as well as any proceeds derived therefrom and unspecified equitable relief. Defendants deny the allegations. We filed a motion to dismiss the complaint and the court granted part and denied part of our motion. During the third quarter of 2022, we have reached a preliminary settlement, which will not have a material impact on our consolidated financial statements. The settlement is currently pending final court approval. We are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter in the event the settlement is not finalized and approved by the court.

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

Boley, et al. v. UHS, et al.

Former UHS subsidiary facility employees Mary K. Boley, Kandie Sutter, and Phyllis Johnson, individually and on behalf of a putative class of participants in the UHS Retirement Savings Plan (the “Plan”), filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania against UHS, the Board of Directors of UHS, and the “Plan Committee” of UHS (Case No. 2:20-cv-02644). In subsequent amended complaints, Plaintiffs have dropped the Board of Directors and the “Plan Committee” as defendants and added the UHS Retirement Plans Investment Committee as a new defendant. Plaintiffs allege that UHS breached its fiduciary duties under the Employee Retirement Income Security Act (“ERISA”) by offering to participants in the Plan overly expensive investment options when less expensive investment options were available in the marketplace; caused participants to pay excessive recordkeeping fees associated with the Plan; breached its duty to monitor appointed fiduciaries and: in the alternative, engaged in a “knowing breach of trust” separate from the alleged violations under ERISA. UHS disputes Plaintiffs’ allegations and is actively defending against Plaintiffs’ claims. UHS’s motion for partial dismissal of Plaintiffs’ claims was denied by the Court. In March 2021, the Court granted Plaintiffs’ motion for class certification. Although the Third Circuit Court of Appeal agreed to hear an appeal of the trial court’s order granting class certification, the appeal was denied and the class certification was affirmed. As a result, the stay of the case in the trial court pending conclusion of the appellate proceedings has been lifted. We maintain commercial insurance coverage for claims of this nature, subject to specified deductibles and limitations. During the third quarter of 2022, the parties have reached a preliminary settlement, within the policy limitations of our commercial insurance coverage after satisfaction of specified deductibles, for which the court has granted preliminary approval. A final settlement approval hearing is scheduled for March 30, 2023. We are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter in the event the settlement is not approved by the court.

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

9) RELATIONSHIP WITH UNIVERSAL HEALTH REALTY INCOME TRUST AND OTHER RELATED PARTY TRANSACTIONS

Relationship with Universal Health Realty Income Trust:

At December 31, 2022, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. The advisory agreement was renewed by the Trust for 2023 at the same rate in place for 2022, 2021 and 2020, providing for an advisory computation at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $5.1 million during 2022, $4.4 million during 2021 and $4.1 million during 2020.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust was $1.2 million during 2022, $6.2 million during 2021 and $1.1 million during 2020, which are included in other income, net, on the accompanying consolidated statements of income for each year. We received dividends from the Trust amounting to $2.2 million during each of 2022, 2021 and 2020. Included in our share of the Trust’s income during 2021 was approximately $5.0 million related to our share of gains on various transactions recorded by the Trust, including an asset purchase and sale transaction between the Trust and UHS, as discussed below.

The carrying value of our investment in the Trust was $8.4 million and $9.4 million at December 31, 2022 and 2021, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $37.6 million at December 31, 2022 and $46.8 million at December 31, 2021, based on the closing price of the Trust’s stock on the respective dates.

The Trust commenced operations in 1986 by purchasing certain hospital properties from us and immediately leasing the properties back to our respective subsidiaries. The base rents are paid monthly and the bonus rents, which as of January 1, 2022 are applicable only to McAllen Medical Center, are computed and paid on a quarterly basis, based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. The leases with those subsidiaries are unconditionally guaranteed by us and are cross-defaulted with one another.

On December 31, 2021, we entered into an asset purchase and sale agreement with the Trust, which was amended during the first quarter of 2022, pursuant to the terms of which:

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
o
Canyon Creek Behavioral Health (“Canyon Creek”), located in Temple, Texas, at its fair-market value of approximately $26.0 million.
•
in connection with this transaction, since the fair-market value of Aiken and Canyon Creek, which totaled approximately $83.7 million in the aggregate, exceeded the $79.6 million fair-market value of the Inland Valley Campus of Southwest Healthcare System, we received approximately $4.1 million in cash from the Trust. This transaction generated a gain of approximately $68.4 million for the Trust, our share of which (approximately $4.0 million) is included in our consolidated statement of income for the year ended December 31, 2021.

Also on December 31, 2021, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases (with the Trust as lessor), as amended, for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. Subject to the terms of the master lease, Aiken and Canyon Creek have the right to renew their leases, at the then current fair market rent (as defined in the master lease), for seven, five-year optional renewal terms. The aggregate annual rental during 2022 pursuant to the leases for these two facilities, amounted to approximately $5.7 million ($3.9 million related to Aiken and $1.8 million related to Canyon Creek). There is no bonus rental component applicable to either of these leases. On each January 1st through 2033, the annual rental will increase by 2.25% on a cumulative and compounded basis.

As a result of the purchase options within the lease agreements for Aiken and Canyon Creek, the asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP. We have accounted for the asset exchange and substitution transaction with the Trust as a financing arrangement and, since we did not derecognize the real property related to Aiken and Canyon Creek, we will continue to depreciate the assets. Our Consolidated Balance Sheet as of December 31, 2022 and 2021 reflects a financial liability of $80.9 million and $82.4 million, respectively, which is included in debt, for the fair value of real estate assets that we exchanged as part of the transaction. Our monthly lease payments payable to the Trust will be recorded to interest expense and as a reduction to the outstanding financial liability. The amount allocated to interest expense is determined using our incremental borrowing rate and is based on the outstanding financial liability.

The total aggregate rental for leases on the four wholly-owned hospital facilities with the Trust (excluding Clive Behavioral Health Hospital which is discussed below) was approximately $20.2 million during 2022. Total aggregate rent expense under the operating leases on three hospital facilities with the Trust (McAllen Medical Center, Wellington Regional Medical Center and Inland Valley Campus of Southwest Healthcare System) was $17.7 million and $17.1 million during 2021 and 2020, respectively.

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

In addition, we are the managing, majority member in a joint venture with an unrelated third-party that operates Clive Behavioral Health, a 100-bed behavioral health care facility located in Clive, Iowa. The real property of this facility, which was completed and opened in late, 2020, is also leased from the Trust (annual rental of approximately $2.6 million and $2.5 million during 2022 and 2021, respectively) pursuant to the lease terms as provided in the table below. In connection with the lease on this facility, the joint venture has the right to purchase the leased facility from the Trust at its appraised fair market value upon either of the following: (i) by providing notice at least 270 days prior to the end of the lease terms or any renewal terms, or; (ii) upon 30 days' notice anytime within 12 months of a change of control of the Trust (UHS also has this right should the joint venture decline to exercise its purchase right). Additionally, the joint venture has rights of first offer to purchase the facility prior to any third-party sale.

The table below provides certain details for each of the hospitals leased from the Trust as of January 1, 2023:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2026	5	(a)
Wellington Regional Medical Center	$6,477,000	December, 2026	5	(b)
Aiken Regional Medical Center/Aurora Pavilion Behavioral Health Services	$3,982,000	December, 2033	35	(c)
Canyon Creek Behavioral Health	$1,800,000	December, 2033	35	(c)
Clive Behavioral Health Hospital	$2,701,000	December, 2040	50	(d)

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
(c)
We have seven 5-year renewal options at fair market value lease rates (2034 through 2068). On each January 1st through 2033, the annual rent will increase by 2.25% on a cumulative and compounded basis.
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

In January, 2022, the Trust commenced construction on a new 86,000 rentable square feet multi-tenant MOB that is located on the campus of Northern Nevada Sierra Medical Center in Reno, Nevada. Northern Nevada Sierra Medical Center, a 158-bed newly constructed acute care hospital owned and operated by a wholly-owned subsidiary of ours, was completed and opened in April, 2022. In connection with this MOB, which is expected to be completed and opened during the first quarter of 2023, a ground lease and a master flex lease was executed between a wholly-owned subsidiary of ours and the Trust, pursuant to the terms of which our subsidiary will master lease approximately 68% of the rentable square feet of the MOB at an initial minimum rent of $1.3 million annually. The master flex lease could be reduced during the term if certain conditions are met.

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of our chief executive officer (“CEO”) and his wife. As a result of these agreements, as amended in October, 2016, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $28 million in premiums, and certain trusts owned by our CEO, would pay approximately $9 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than approximately $37 million representing the $28 million of aggregate premiums paid by us as well as the $9 million of aggregate premiums paid by the trusts. In connection with these policies, we paid approximately $1.0 million, net, in premium payments during 2022 and 2021 and approximately $1.1 million, net, in premium payments during 2020.

In August, 2015, Marc D. Miller, our President and Chief Executive Officer and member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance. During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO. Also in connection with this GPO agreement, we received shares of restricted stock of Premier which vested ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO. During the third quarter of 2020, we entered into an agreement with Premier pursuant to the terms of which, among other things, our ownership interest in Premier was converted into shares of Class A Common Stock of Premier. We have elected to retain a portion of the previously vested shares of Premier, the market value of which is included in other assets on our consolidated balance sheet. Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier was $78 million as of December 31, 2022 and $92 million as of December 31, 2021. The $14 million decrease in market value of our vested Premier shares since December 31, 2021 was recorded as an unrealized loss and included in “Other (income) expense, net” in our consolidated statements of income for the year ended December 31, 2022. A $14 million increase in the market value of our vested Premier shares during 2021 was recorded as an unrealized gain and included in “Other (income) expense, net” in our consolidated statements of income for the year ended December 31, 2021. During 2022, Premier declared annual cash dividends of $.82 per share paid on a quarterly basis. Additionally, during 2021, Premier declared annual cash dividends of $.78 per share paid on a quarterly basis. Our share of the dividends for the years ended December 31, 2022 and 2021 are approximately $1.8 million and $1.7 million, respectively, and are included in “Other (income) expense, net” in our condensed consolidated statements of income for the years ended December 31, 2022 and 2021.

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

The following table disaggregates our revenue by major source for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	For the year ended December 31, 2022
	Acute Care		Behavioral Health		Other	Total
Medicare	$1,289,425	17%	$326,337	6%		$1,615,762	12%
Managed Medicare	1,274,719	17%	285,870	5%		1,560,589	12%
Medicaid	719,870	9%	792,526	14%		1,512,396	11%
Managed Medicaid	757,488	10%	1,449,367	25%		2,206,855	16%
Managed Care (HMO and PPOs)	2,536,818	33%	1,476,136	26%		4,012,954	30%
UK Revenue	0	0%	684,594	12%		684,594	5%
Other patient revenue and adjustments, net	261,879	3%	483,763	8%		745,642	6%
Other non-patient revenue	806,550	11%	231,165	4%	22,863	1,060,578	8%
Total Net Revenue	$7,646,749	100%	$5,729,758	100%	$22,863	13,399,370	100%

	For the year ended December 31, 2021
	Acute Care		Behavioral Health		Other	Total
Medicare	$1,292,205	18%	$361,914	7%		$1,654,119	13%
Managed Medicare	1,118,901	16%	244,061	4%		1,362,962	11%
Medicaid	539,741	8%	751,951	14%		1,291,692	10%
Managed Medicaid	618,727	9%	1,328,536	24%		1,947,263	15%
Managed Care (HMO and PPOs)	2,521,089	35%	1,435,938	26%		3,957,027	31%
UK Revenue	0	0%	687,725	12%		687,725	5%
Other patient revenue and adjustments, net	358,458	5%	484,742	9%		843,200	7%
Other non-patient revenue	659,133	9%	208,777	4%	30,219	898,129	7%
Total Net Revenue	$7,108,254	100%	$5,503,644	100%	$30,219	12,642,117	100%

	For the year ended December 31, 2020
	Acute Care		Behavioral Health		Other	Total
Medicare	$1,242,268	20%	$448,323	9%		$1,690,591	15%
Managed Medicare	869,488	14%	235,442	5%		1,104,930	10%
Medicaid	551,551	9%	651,081	12%		1,202,632	10%
Managed Medicaid	491,234	8%	1,224,205	24%		1,715,439	15%
Managed Care (HMO and PPOs)	2,146,018	34%	1,280,919	25%		3,426,937	30%
UK Revenue	0	0%	584,000	11%		584,000	5%
Other patient revenue and adjustments, net	248,047	4%	497,297	10%		745,344	6%
Other non-patient revenue (a)	788,698	12%	287,455	6%	12,871	1,089,024	9%
Total Net Revenue	$6,337,304	100%	$5,208,722	100%	$12,871	11,558,897	100%

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

11) PENSION PLAN

We maintain contributory and non-contributory retirement plans for eligible employees. Our contributions to the contributory plan amounted to $72.0 million, $69.8 million and $67.1 million in 2022, 2021 and 2020, respectively. The non-contributory plan is a defined benefit pension plan which covers employees of one of our subsidiaries. The benefits are based on years of service and the employee’s highest compensation for any five years of employment. Our funding policy is to contribute annually at least the minimum amount that should be funded in accordance with the provisions of ERISA.

For defined benefit pension plans, the benefit obligation is the “projected benefit obligation”, the actuarial present value, as of December 31 measurement date, of all benefits attributed by the pension benefit formula to employee service rendered to that date. The amount of benefit to be paid depends on a number of future events incorporated into the pension benefit formula, including estimates of the average life of employees/survivors and average years of service rendered. It is measured based on assumptions concerning future interest rates and future compensation levels. The following table shows the reconciliation of the defined benefit pension plan as of December 31, 2022 and 2021:

	2022	2021
	(000s)
Change in plan assets:
Fair value of plan assets at beginning of year	$127,360	$131,685
Actual return (loss) on plan assets	(23,674)	2,771
Benefits paid	(6,448)	(6,389)
Administrative expenses	(611)	(707)
Fair value of plan assets at end of year	$96,627	$127,360
Change in benefit obligation:
Benefit obligation at beginning of year	$116,034	$123,237
Service cost	$607	$546
Interest cost	$2,836	$2,493
Benefits paid	$(6,448)	$(6,389)
Actuarial (gain) loss	$(25,752)	$(3,853)
Benefit obligation at end of year	$87,277	$116,034
Amounts recognized in the Consolidated Balance Sheet:
Other non-current assets	$9,350	$11,327
Total amounts recognized at end of year	$9,350	$11,327

	2022	2021	2020
	(000s)
Components of net periodic cost (benefit)
Service cost	$607	$546	$615
Interest cost	2,836	2,493	3,357
Expected return on plan assets	(4,335)	(4,490)	(5,261)
Net periodic cost	$(892)	$(1,451)	$(1,289)

	2022	2021
Measurement Dates
Benefit obligations	12/31/2022	12/31/2021
Fair value of plan assets	12/31/2022	12/31/2021

	2022	2021
Weighted average assumptions as of December 31
Discount rate	4.91%	2.52%
Rate of compensation increase	4.00%	4.00%

	2022	2021	2020
Weighted-average assumptions for net periodic benefit cost calculations
Discount rate	2.52%	2.08%	2.94%
Expected long-term rate of return on plan assets	3.50%	3.50%	4.50%
Rate of compensation increase	4.00%	4.00%	4.00%

The “accumulated benefit obligation” for our pension plan represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels. The accumulated benefit obligation for our plan was $87.3 million and $116.0 million as of December 31, 2022 and 2021, respectively. The fair value of plan assets exceeded the accumulated benefit obligation by $9.4 million and $11.3 million as of December 31, 2022 and 2021, respectively.

We estimate that there will be no net loss or prior service cost amortized from accumulated other comprehensive income during 2023.

The market values of our pension plan assets at December 31, 2022 and December 31, 2021, reported using net asset value as a practical expedient, by asset category are as follows:

	2022	2021
Equities:
U.S. Large Cap	$5,301	$7,306
U.S. Mid Cap	$1,451	$2,014
U.S. Small Cap	$1,452	$1,913
International Developed	$3,867	$5,062
Emerging Markets	$2,426	$3,152
Fixed income:
Core Fixed Income	$17,074	$22,904
Long Duration Fixed Income	$64,277	$84,277
Cash/Currency:
Cash Equivalents	$779	$732
Total market value	$96,627	$127,360

To develop the expected long-term rate of return on plan assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

The following table shows expected benefit payments for the years 2023 through 2032 for our defined pension plan. There will be benefit payments under this plan beyond 2032.

Estimated Future Benefit Payments (000s)
2023	$6,804
2024	6,831
2025	6,819
2026	6,781
2027	6,732
2028-2032	32,152
Total	$66,119

	2022	2021
Plan Assets
Asset Category
Equity securities	15%	15%
Fixed income securities	84%	84%
Other	1%	1%
Total	100%	100%

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

	As of 12/31/2022	Permitted Range
Total Equity	15%	10-30%
Total Fixed Income	84%	70-90%
Other	1%	0-10%

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

2022	Acute Care Hospital Services (b.)	Behavioral Health Services (a.)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$40,004,670	$10,116,566	$—	$50,121,236
Gross outpatient revenues	$24,813,718	$1,031,370	$—	$25,845,088
Total net revenues	$7,646,749	$5,729,758	$22,863	$13,399,370
Income (loss) before allocation of corporate overhead and income taxes	$429,664	$980,290	$(543,694)	$866,260
Allocation of corporate overhead	$(252,034)	$(179,936)	$431,970	$0
Income (loss) after allocation of corporate overhead and before income taxes	$177,630	$800,354	$(111,724)	$866,260
Total assets	$5,993,887	$7,277,293	$223,008	$13,494,188

2021	Acute Care Hospital Services	Behavioral Health Services (a.)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$36,522,155	$9,927,401	$—	$46,449,556
Gross outpatient revenues	$20,633,921	$1,013,547	$—	$21,647,468
Total net revenues	$7,108,254	$5,503,644	$30,219	$12,642,117
Income (loss) before allocation of corporate overhead and income taxes	$734,666	$1,025,557	$(466,910)	$1,293,313
Allocation of corporate overhead	$(233,298)	$(172,512)	$405,810	$0
Income (loss) after allocation of corporate overhead and before income taxes	$501,368	$853,045	$(61,100)	$1,293,313
Total assets	$5,534,912	$7,250,427	$308,204	$13,093,543

2020	Acute Care Hospital Services	Behavioral Health Services (a.)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$30,562,093	$9,718,934	$—	$40,281,027
Gross outpatient revenues	$16,272,520	$963,799	$—	$17,236,319
Total net revenues	$6,337,304	$5,208,722	$12,871	$11,558,897
Income (loss) before allocation of corporate overhead and income taxes	$693,427	$1,023,257	$(464,601)	$1,252,083
Allocation of corporate overhead	$(223,921)	$(170,849)	$394,770	$0
Income (loss) after allocation of corporate overhead and before income taxes	$469,506	$852,408	$(69,831)	$1,252,083
Total assets	$4,927,456	$7,044,617	$1,504,806	$13,476,879

(a)
Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $685 million in 2022, $688 million in 2021 and $584 million in 2020. Total assets at our U.K. behavioral health care facilities were approximately $1.235 billion as of December 31, 2022, $1.351 billion as of December 31, 2021 and $1.334 billion as of December 31, 2020.
(b)
Included in our 2022 acute care hospital services operating segment income (loss) before allocation of corporate overhead and income taxes is a pre-tax $58 million provision for asset impairment charge to reduce the carrying value of real property assets.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at	Charges to	Balance
	beginning	costs and	at end
Valuation Allowance for Deferred Tax Assets:	of period	expenses	of period
Year ended December 31, 2022	$62,356	$969	$63,325
Year ended December 31, 2021	$68,003	$(5,647)	$62,356
Year ended December 31, 2020	$75,277	$(7,274)	$68,003