Form 10-Q
period 2023-03-31
UNIVERSAL HEALTH SERVICES INC
filed 2023-05-08
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of April 30, 2023:

Class A	6,577,100
Class B	62,928,899
Class C	661,688
Class D	14,100

UNIVERSAL HEALTH SERVICES, INC.

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2023. This Report modifies and supersedes documents filed prior to this Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Report.

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

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2023	2022
Net revenues	$3,467,518	$3,292,956
Operating charges:
Salaries, wages and benefits	1,753,335	1,692,270
Other operating expenses	878,951	820,934
Supplies expense	379,989	371,073
Depreciation and amortization	141,621	143,784
Lease and rental expense	34,922	32,038
	3,188,818	3,060,099
Income from operations	278,700	232,857
Interest expense, net	50,876	21,673
Other (income) expense, net	13,723	11,201
Income before income taxes	214,101	199,983
Provision for income taxes	51,726	48,962
Net income	162,375	151,021
Less: Net income (loss) attributable to noncontrolling interests	(740)	(2,892)
Net income attributable to UHS	$163,115	$153,913

Basic earnings per share attributable to UHS	$2.31	$2.05
Diluted earnings per share attributable to UHS	$2.28	$2.02

Weighted average number of common shares - basic	70,535	75,030
Add: Other share equivalents	952	1,011
Weighted average number of common shares and equivalents - diluted	71,487	76,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended March 31,
	2023	2022
Net income	$162,375	$151,021
Other comprehensive income (loss):
Foreign currency translation adjustment	4,198	(18,470)
Other comprehensive income (loss) before tax	4,198	(18,470)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(424)	(944)
Total other comprehensive income (loss), net of tax	4,622	(17,526)
Comprehensive income	166,997	133,495
Less: Comprehensive income (loss) attributable to noncontrolling interests	(740)	(2,892)
Comprehensive income attributable to UHS	$167,737	$136,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$109,969	$102,818
Accounts receivable, net	2,032,184	2,017,722
Supplies	216,236	218,517
Other current assets	200,710	198,283
Total current assets	2,559,099	2,537,340

Property and equipment	11,251,315	11,085,852
Less: accumulated depreciation	(5,297,174)	(5,167,394)
	5,954,141	5,918,458
Other assets:
Goodwill	3,913,906	3,909,456
Deferred income taxes	90,918	68,397
Right of use assets-operating leases	458,189	454,650
Deferred charges	5,987	6,264
Other	573,719	599,623
Total Assets	$13,555,959	$13,494,188

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$96,235	$81,447
Accounts payable and other liabilities	1,636,102	1,760,588
Operating lease liabilities	73,189	67,776
Federal and state taxes	57,858	4,608
Total current liabilities	1,863,384	1,914,419

Other noncurrent liabilities	532,080	487,669
Operating lease liabilities noncurrent	396,488	395,522
Long-term debt	4,707,321	4,726,533

Redeemable noncontrolling interests	4,269	4,695

Equity:
UHS common stockholders’ equity	6,012,108	5,920,582
Noncontrolling interest	40,309	44,768
Total equity	6,052,417	5,965,350
Total Liabilities and Stockholders’ Equity	$13,555,959	$13,494,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months ended March 31, 2023

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2023	$4,695	$66	$637	$7	$0	$(604,127)	$6,533,667	$(9,668)	$5,920,582	$44,768	5,965,350
Common Stock
Issued/(converted)	—	—	3	—	—	—	3,092	—	3,095	—	3,095
Repurchased	—	—	(7)	—	—	—	(85,819)	—	(85,826)	—	(85,826)
Restricted share-based compensation expense	—	—	—	—	—	—	4,494	—	4,494	—	4,494
Dividends paid and accrued	—	—	—	—	—	(14,199)		—	(14,199)	—	(14,199)
Stock option expense	—	—	—	—	—	—	16,225	—	16,225	—	16,225
Distributions to noncontrolling interests	(750)	—	—	—	—	—	—	—	—	(3,395)	(3,395)
Comprehensive income:								—
Net income (loss) to UHS / noncontrolling interests	324	—	—	—	—	—	163,115	—	163,115	(1,064)	162,051
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	4,622	4,622	—	4,622
Subtotal - comprehensive income	324	—	—	—	—	—	163,115	4,622	167,737	(1,064)	166,673
Balance, March 31, 2023	$4,269	$66	$633	$7	$0	$(618,326)	$6,634,774	$(5,046)	$6,012,108	$40,309	$6,052,417

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Three months ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$162,375	$151,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	141,621	143,784
(Gain) loss on sale of assets and businesses	(295)	1,084
Stock-based compensation expense	20,964	19,055
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(15,723)	(15,073)
Accrued interest	(662)	180
Accrued and deferred income taxes	46,576	47,548
Other working capital accounts	(119,605)	63,308
Medicare accelerated payments and deferred CARES Act and other grants	136	250
Other assets and deferred charges	24,727	26,042
Other	7,030	(4,020)
Accrued insurance expense, net of commercial premiums paid	42,545	41,685
Payments made in settlement of self-insurance claims	(18,936)	(29,431)
Net cash provided by operating activities	290,753	445,433

Cash Flows from Investing Activities:
Property and equipment additions	(168,752)	(200,002)
Proceeds received from sales of assets and businesses	9,259	10,232
(Outflows) inflows from foreign exchange contracts that hedge our net U.K. investment	(18,818)	20,710
Decrease in capital reserves of commercial insurance subsidiary	0	100
Net cash used in investing activities	(178,311)	(168,960)

Cash Flows from Financing Activities:
Repayments of long-term debt	(16,489)	(11,966)
Additional borrowings, net	11,300	117,400
Financing costs	(292)	-
Repurchase of common shares	(85,039)	(365,505)
Dividends paid	(14,214)	(14,875)
Issuance of common stock	2,988	3,503
Profit distributions to noncontrolling interests	(4,145)	(5,289)
Sale of ownership interests from minority members	0	(1,307)
Net cash used in financing activities	(105,891)	(278,039)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,650	(2,232)

Increase (decrease) in cash, cash equivalents and restricted cash	8,201	(3,798)
Cash, cash equivalents and restricted cash, beginning of period	200,837	178,934
Cash, cash equivalents and restricted cash, end of period	$209,038	$175,136

Supplemental Disclosures of Cash Flow Information:
Interest paid	$50,279	$20,388
Income taxes paid, net of refunds	$2,360	$4,423
Noncash purchases of property and equipment	$61,341	$90,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended March 31, 2023. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

The condensed consolidated interim financial statements include the accounts of our majority-owned subsidiaries and partnerships and limited liability companies controlled by us, or our subsidiaries, as managing general partner or managing member. The condensed consolidated interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments (consisting only of normal recurring adjustments) which, in our opinion, are necessary to fairly state results for the interim periods. Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, significant accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Many of the factors that could affect our future results are beyond our control or ability to predict, including, but not limited to:

•
The nationwide shortage of nurses and other clinical staff and support personnel has been a significant operating issue facing us and other healthcare providers. In some areas, the labor scarcity is putting a strain on our resources and staff, which has required us to utilize higher‑cost temporary labor and pay premiums above standard compensation for essential workers. These factors, which had a material unfavorable impact on our results of operations during 2022, could continue to have an unfavorable material impact on our results of operations for the foreseeable future.
•
The impact of the COVID-19 pandemic, which began during the second half of March, 2020, has had a material effect on our operations and financial results since that time. The length and extent of the disruptions caused by the COVID‑19 pandemic are currently unknown; however, we expect such disruptions to continue into the future which could materially affect our financial performance.
•
A significant portion of our revenues are derived from federal and state government programs including the Medicare and Medicaid programs. Payments from these programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions. Changes to these programs, if adopted, could materially affect program payments which could materially impact our results of operations.
•
The increase in interest rates has substantially increased our borrowings costs and reduced our ability to access the capital markets on favorable terms. Additional increases in interest rates could have a significant unfavorable impact on our future results of operations and the resulting effect on the capital markets could adversely affect our ability to carry out our strategy.

(2) Relationship with Universal Health Realty Income Trust and Other Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At March 31, 2023, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. The advisory agreement was renewed by the Trust for 2023 at the same rate in place for 2022, 2021 and 2020, providing for an advisory fee computation at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $1.3 million and $1.2 million during the three-month periods ended March 31, 2023 and 2022, respectively.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust was approximately $300,000 during each of the three-month periods ended March 31, 2023 and 2022 and is included in other income, net, on the accompanying consolidated statements of income for each period. We received dividends from the Trust amounting to $563,000 and $555,000 during the three-month periods ended March 31, 2023 and 2022, respectively. The carrying value of our investment in the Trust was approximately $8.1 million and $8.4 million at March 31, 2023 and December 31, 2022, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $37.9 million at March 31, 2023 and $37.6 million at December 31, 2022, based on the closing price of the Trust’s stock on the respective dates.

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

As a result of the purchase options within the lease agreements for Aiken and Canyon Creek, the asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP. We have accounted for the asset exchange and substitution transaction with the Trust as a financing arrangement and, since we did not derecognize the real property related to Aiken and Canyon Creek, we will continue to depreciate the assets. Our Consolidated Balance Sheet as of March 31, 2023 and December 31, 2022 reflects a financial liability of $80.0 million and $80.9 million, respectively, which is included in debt, for the fair value of real estate assets that we exchanged as part of the transaction. Our monthly lease payments payable to the Trust will be recorded to interest expense and as a reduction to the outstanding financial liability. The amount allocated to interest expense is determined using our incremental borrowing rate and is based on the outstanding financial liability.

The aggregate rental for the leases on the four wholly-owned hospital facilities with the Trust (excluding Clive Behavioral Health Hospital which is discussed below) was approximately $5 million during each of the three months ended March 31, 2023 and 2022.

Pursuant to the Master Leases by certain subsidiaries of ours and the Trust as described in the table below, dated 1986 and 2021 (“the Master Leases”) which govern the leases of McAllen Medical Center and Wellington Regional Medical Center (each of which is governed by the Master Lease dated 1986), and Aiken Regional Medical Center and Canyon Creek Behavioral Health (each of which is governed by the Master Lease dated 2021), we have the option to renew the leases at the lease terms described above and below by providing notice to the Trust at least 90 days prior to the termination of the then current term. We also have the right to purchase the respective leased hospitals at their appraised fair market value upon any of the following: (i) at the end of the lease terms or any renewal terms; (ii) upon one month’s notice should a change of control of the Trust occur, or; (iii) within the time period as specified in the lease in the event that we provide notice to the Trust of our intent to offer a substitution property/properties in exchange for one (or more) of the hospital properties leased from the Trust should we be unable to reach an agreement with the Trust on the properties to be substituted. In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for a specified period after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for a specified period after, the lease term at the same terms and conditions pursuant to any third-party offer.

In addition, we are the managing, majority member in a joint venture with an unrelated third-party that operates Clive Behavioral Health, a 100-bed behavioral health care facility located in Clive, Iowa. The real property of this facility, which was completed and opened in late, 2020, is also leased from the Trust (annual rental of approximately $2.7 million and $2.6 million during 2023 and 2022, respectively) pursuant to the lease terms as provided in the table below. In connection with the lease on this facility, the joint venture has the right to purchase the leased facility from the Trust at its appraised fair market value upon either of the following: (i) by providing notice at least 270 days prior to the end of the lease terms or any renewal terms, or; (ii) upon 30 days' notice anytime within 12 months of a change of control of the Trust (UHS also has this right should the joint venture decline to exercise its purchase right). Additionally, the joint venture has rights of first offer to purchase the facility prior to any third-party sale.

The table below provides certain details for each of the hospitals leased from the Trust as of March 31, 2023:

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
(b)
We have one 5-year renewal option at fair market value lease rates (through 2031). Upon the December 31, 2021 expiration of the lease on Wellington Regional Medical Center, a wholly-owned subsidiary of ours exercised its fair market value renewal option and renewed the lease for a 5-year term scheduled to expire on December 31, 2026. The annual rental will increase by 2.5% on a cumulative and compounded basis on January 1st of each year through 2026.
(c)
We have seven 5-year renewal options at fair market value lease rates (2034 through 2068). On January 1st of each year through 2033, the annual rent will increase by 2.25% on a cumulative and compounded basis.
(d)
This facility is operated by a joint venture in which we are the managing, majority member and an unrelated third-party holds a minority ownership interest. The joint venture has three, 10-year renewal options at computed lease rates as stipulated in the lease (2041 through 2070) and two additional, 10-year renewal options at fair market value lease rates (2071 through 2090). In each January through 2040 (and potentially through 2070 if three, 10-year renewal options are exercised), the annual rental will increase by 2.75% on a cumulative and compounded basis.

In addition, certain of our subsidiaries are tenants in several medical office buildings (“MOBs”) and two free-standing emergency departments owned by the Trust or by limited liability companies in which the Trust holds 95% to 100% of the ownership interest.

In January, 2022, the Trust commenced construction on a new 86,000 rentable square feet multi-tenant MOB that is located on the campus of Northern Nevada Sierra Medical Center in Reno, Nevada. Northern Nevada Sierra Medical Center, a 170-bed newly constructed acute care hospital owned and operated by a wholly-owned subsidiary of ours, was completed and opened in April, 2022. In connection with this MOB, which was substantially completed during the first quarter of 2023, a ground lease and a master flex lease was executed between a wholly-owned subsidiary of ours and the Trust, pursuant to the terms of which our subsidiary will master lease approximately 68% of the rentable square feet of the MOB at an initial minimum rent of $1.3 million annually. The master flex lease could be reduced during the term if certain conditions are met. The ground lease and master flex lease each commenced during the first quarter of 2023.

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of Alan B. Miller (our Executive Chairman of the Board) and his wife. As a result of these agreements, as amended in October, 2016, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $28 million in premiums, and certain trusts owned by our Executive Chairman of the Board, would pay approximately $9 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than approximately $37 million representing the $28 million of aggregate premiums paid by us as well as the $9 million of aggregate premiums paid by the trusts. In connection with these policies, we will pay/we paid approximately $1.0 million, net, in premium payments during 2023 and 2022.

In August, 2015, Marc D. Miller, our President and Chief Executive Officer and member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance. During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO. Also in connection with this GPO agreement, we received shares of restricted stock of Premier which vested ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO. During the third quarter of 2020, we entered into an agreement with Premier pursuant to the terms of which, among other things, our ownership interest in Premier was converted into shares of Class A Common Stock of Premier. We have elected to retain a portion of the previously vested shares of Premier, the market value of which is included in other assets on our consolidated balance sheet. Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier was approximately $72 million and $78 million as of March 31, 2023 and December 31, 2022, respectively. Any change in market value of our Premier shares since December 31, 2022 was recorded as an unrealized gain/loss and included in “Other (income) expense, net” in our condensed consolidated statements of income for the three-month period ended March 31, 2023. Additionally, Premier declared and paid quarterly cash dividends during each of the first quarters of 2023 and 2022. Our share of the cash dividends amounted to approximately $500,000 and $400,000 for the three-month periods ended March 31, 2023 and 2022, respectively. The dividends are included in “Other (income) expense, net” in our condensed consolidated statements of income.

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

As of March 31, 2023, outside owners held noncontrolling, minority ownership interests of: (i) approximately 7% in an acute care facility located in Texas; (ii) 49%, 20%, 30%, 20%, 25%, 48% and 26% in seven behavioral health care facilities located in Arizona, Pennsylvania, Ohio, Washington, Missouri, Iowa and Michigan, respectively, and; (iii) approximately 5% in an acute care facility located in Nevada. The noncontrolling interest and redeemable noncontrolling interest balances of $40 million and $4 million, respectively, as of March 31, 2023, consist primarily of the third-party ownership interests in these hospitals.

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

(4) Treasury

Credit Facilities and Outstanding Debt Securities:

In June, 2022, we entered into a ninth amendment to our credit agreement dated as of November 15, 2010, as amended and restated as of September, 2012, August, 2014, October, 2018, August, 2021, and September, 2021, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, (the “Credit Agreement”). The ninth amendment provided for, among other things, the following: (i) a new incremental tranche A term loan facility in the aggregate principal amount of $700 million which is scheduled to mature on August 24, 2026, and; (ii) replaces the option to make Eurodollar borrowings (which bear interest by reference to the LIBO Rate) with Term Benchmark Loans, which will bear interest by reference to the Secured Overnight Financing Rate (“SOFR”). The net proceeds generated from the incremental tranche A term loan facility were used to repay a portion of the borrowings that were previously outstanding under our revolving credit facility.

As of March 31, 2023, our Credit Agreement provided for the following:

•
a $1.2 billion aggregate amount revolving credit facility that is scheduled to mature in August, 2026 (which, as of March 31, 2023, had $875 million of aggregate available borrowing capacity net of $322 million of outstanding borrowings and $3 million of letters of credit), and;
•
a tranche A term loan facility with $2.32 billion of outstanding borrowings as of March 31, 2023 (including the $700 million increase provided for by the ninth amendment in June, 2022).

The tranche A term loan facility provides for installment payments of $15.0 million per quarter during the period of September, 2022 through September, 2023, and $30.0 million per quarter during the period of December, 2023 through June, 2026. The unpaid principal balance at June 30, 2026 is payable on the August 24, 2026 scheduled maturity date of the Credit Agreement.

Revolving credit and tranche A term loan borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month SOFR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month SOFR rate plus 0.1% (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to

1.625%. As of March 31, 2023, the applicable margins were 0.50% for ABR-based loans and 1.50% for SOFR-based loans under the revolving credit and term loan A facilities. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens, indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of March 31, 2023 and December 31, 2022.

On August 24, 2021, we completed the following via private offerings to qualified institutional buyers under Rule 144A and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act of 1933, as amended:

•
Issued $700 million of aggregate principal amount of 1.65% senior secured notes due on September 1, 2026, and;
•
Issued $500 million of aggregate principal amount of 2.65% senior secured notes due on January 15, 2032.

On September 13, 2021, we redeemed $400 million of aggregate principal amount of 5.00% senior secured notes, that were scheduled to mature on June 1, 2026, at 102.50% of the aggregate principal, or $410 million.

As of March 31, 2023, we had combined aggregate principal of $2.0 billion from the following senior secured notes:

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

Interest on the 2026 Notes is payable on March 1st and September 1st until the maturity date of September 1, 2026. Interest on the 2030 Notes is payable on April 15th and October 15th, until the maturity date of October 15, 2030. Interest on the 2032 Notes is payable on January 15th and July 15th until the maturity date of January 15, 2032.

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

On its December, 2022 maturity date, our $20 million accounts receivable securitization program expired and was not renewed or replaced.

As discussed in Note 2 to the Consolidated Financial Statements-Relationship with Universal Health Realty Income Trust and Other Related Party Transactions, on December 31, 2021, we (through wholly-owned subsidiaries of ours) entered into an asset purchase and sale agreement with Universal Health Realty Income Trust (the “Trust”). Pursuant to the terms of the agreement, which was amended during the first quarter of 2022, we, among other things, transferred to the Trust, the real estate assets of Aiken Regional Medical Center (“Aiken”) and Canyon Creek Behavioral Health (“Canyon Creek”). In connection with this transaction, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases, as amended, (with the Trust as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. As a result of our purchase option within the Aiken and Canyon Creek lease agreements, this asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust are recorded to interest expense and as a reduction of the outstanding financial liability, and the amount allocated to interest expense is determined based upon our incremental borrowing rate and the outstanding financial liability. In connection with this transaction, our Consolidated Balance Sheets at March 31, 2023 and December 31, 2022 reflect financial liabilities, which are included in debt, of approximately $80 million and $81 million, respectively.

At March 31, 2023, the carrying value and fair value of our debt were approximately $4.8 billion and $4.5 billion, respectively. At December 31, 2022, the carrying value and fair value of our debt were approximately $4.8 billion and $4.4 billion, respectively. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Foreign Currency Forward Exchange Contracts:

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. In connection with these forward exchange contracts, we recorded net cash outflows of $19 million during the first quarter of 2023 and net cash inflows of $21 million during the first quarter of 2022.

Derivatives Hedging Relationships:

The following table presents the effects of our foreign currency foreign exchange contracts on our results of operations for the three-month periods ended March 31, 2023 and 2022 (in thousands):

	Gain/(Loss) recognized in AOCI
	Three months ended
	March 31,	March 31,
	2023	2022
Net Investment Hedge relationships
Foreign currency foreign exchange contracts	$(22,144)	$17,112

No other gains or losses were recognized in income related to derivatives in Subtopic 815-20.

Cash, Cash Equivalents and Restricted Cash:

Cash, cash equivalents, and restricted cash as reported in the condensed consolidated statements of cash flows are presented separately on our condensed consolidated balance sheets as follows (in thousands):

	March 31,	March 31,	December 31,
	2023	2022	2022
Cash and cash equivalents	$109,969	$105,999	$102,818
Restricted cash (a)	99,069	69,137	98,019
Total cash, cash equivalents and restricted cash	$209,038	$175,136	$200,837

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
•
Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	March 31, 2023	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	114,892	Other assets	114,892
Certificates of deposit	2,200	Other assets		2,200
Equity securities	72,272	Other assets	72,272
Deferred compensation assets	39,029	Other assets	39,029
Foreign currency exchange contracts	184	Other current assets		184
	$228,577		$226,193	$2,384	-
Liabilities:
Deferred compensation liability	39,029	Other noncurrent liabilities	39,029
	$39,029		$39,029	-	-

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2022	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	113,649	Other assets	113,649
Certificates of deposit	2,200	Other assets		2,200
Equity securities	78,099	Other assets	78,099
Deferred compensation assets	38,032	Other assets	38,032
Foreign currency exchange contracts	3,142	Other current assets		3,142
	$235,122		$229,780	$5,342	-
Liabilities:
Deferred compensation liability	38,032	Other noncurrent liabilities	$38,032
	$38,032		$38,032	-	-

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

(6) Commitments and Contingencies

Professional and General Liability, Workers’ Compensation Liability

The vast majority of our subsidiaries are self-insured for professional and general liability exposure up to: (i) $20 million for professional liability and $3 million for general liability per occurrence in 2023, 2022 and 2021; (ii) $10 million and $3 million per occurrence in 2020 (professional liability claims are also subject to an additional annual aggregate self-insured retention of $2.5 million for claims in excess of $10 million for 2020); (iii) $5 million and $3 million per occurrence, respectively, during 2019, 2018 and 2017, and; (iv) $10 million and $3 million per occurrence, respectively, prior to 2017.

These subsidiaries are provided with several excess policies through commercial insurance carriers which provide for coverage in excess of the applicable per occurrence and aggregate self-insured retention or underlying policy limits up to approximately $165 million in 2023; $162 million in 2022; $155 million in 2021 and $250 million during each of 2014 through 2020. In addition, from time to time based upon marketplace conditions, we may elect to purchase additional commercial coverage for certain of our facilities or businesses. Our behavioral health care facilities located in the U.K. have policies through a commercial insurance carrier located in the U.K. that provides for £16 million of professional liability coverage, and £25 million of general liability coverage.

As of March 31, 2023, the total net accrual for our professional and general liability claims was $392 million, of which $55 million was included in current liabilities. As of December 31, 2022, the total net accrual for our professional and general liability claims was $372 million, of which $74 million was included in current liabilities.

As a result of unfavorable trends experienced during the last three years, our results of operations included pre-tax increases to our reserves for self-insured professional and general liability claims amounting to approximately $16 million during 2022 and $52 million during 2021. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimates of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Given our significant self-insured exposure for professional and general liability claims, there can be no assurance that a sharp increase in the number and/or severity of claims asserted against us will not have a material adverse effect on our future results of operations.

As of March 31, 2023, the total accrual for our workers’ compensation liability claims was $128 million, $55 million of which was included in current liabilities. As of December 31, 2022, the total accrual for our workers’ compensation liability claims was $125 million, $55 million of which was included in current liabilities.

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

Boley, et al. v. UHS, et al.

Former UHS subsidiary facility employees Mary K. Boley, Kandie Sutter, and Phyllis Johnson, individually and on behalf of a putative class of participants in the UHS Retirement Savings Plan (the “Plan”), filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania against UHS, the Board of Directors of UHS, and the “Plan Committee” of UHS (Case No. 2:20-cv-02644). In subsequent amended complaints, Plaintiffs dropped the Board of Directors and the “Plan Committee” as defendants and added the UHS Retirement Plans Investment Committee as a new defendant. Plaintiffs alleged that UHS breached its fiduciary duties under the Employee Retirement Income Security Act (“ERISA”) by offering to participants in the Plan overly expensive investment options when less expensive investment options were available in the marketplace; caused participants to pay excessive recordkeeping fees associated with the Plan; breached its duty to monitor appointed fiduciaries and: in the alternative, engaged in a “knowing breach of trust” separate from the alleged violations under ERISA. UHS disputed Plaintiffs’ allegations and actively defended against Plaintiffs’ claims. During the third quarter of 2022, the parties reached a preliminary settlement, within the policy limitations of our commercial insurance coverage after satisfaction of specified deductibles, for which the court granted preliminary approval. The court has granted final approval of the settlement and an order of dismissal has been entered.

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

(7) Segment Reporting

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including, but not limited to, information technology, purchasing, reimbursement, accounting and finance, taxation, legal, advertising and design and construction. The chief operating decision making group for our acute care services and behavioral health care services is comprised of our Chief Executive Officer and the Presidents of each operating segment. The Presidents for each operating segment also manage the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2022. The corporate overhead allocations, as reflected below, are utilized for internal reporting purposes and are comprised of each period’s projected corporate-level operating expenses (excluding interest expense). The overhead expenses are captured and allocated directly to each segment, to the extent possible, based upon each segment’s respective percentage of total operating expenses.

	Three months ended March 31, 2023
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$11,401,491	$2,627,990		$14,029,481
Gross outpatient revenues	$7,296,116	$272,371		$7,568,487
Total net revenues	$1,973,532	$1,490,489	$3,497	$3,467,518
Income/(loss) before allocation of corporate overhead and income taxes	$133,296	$266,356	$(185,551)	$214,101
Allocation of corporate overhead	$(67,262)	$(46,642)	$113,904	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$66,034	$219,714	$(71,647)	$214,101
Total assets as of March 31, 2023	$6,001,135	$7,343,276	$211,548	$13,555,959

	Three months ended March 31, 2022
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$10,239,231	$2,436,474	-	$12,675,705
Gross outpatient revenues	$5,775,539	$257,113	-	$6,032,652
Total net revenues	$1,912,316	$1,366,467	$14,173	$3,292,956
Income/(loss) before allocation of corporate overhead and income taxes	$148,680	$205,787	$(154,484)	$199,983
Allocation of corporate overhead	$(62,284)	$(45,001)	$107,285	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$86,396	$160,786	$(47,199)	$199,983
Total assets as of March 31, 2022	$5,645,352	$7,260,870	$238,224	$13,144,446

(a)
Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $168 million and $176 million for the three-month periods ended March 31, 2023 and 2022, respectively. Total assets at our U.K. behavioral health care facilities were approximately $1.265 billion and $1.320 billion as of March 31, 2023 and 2022, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2023	2022
Basic and Diluted:
Net income attributable to UHS	$163,115	$153,913
Less: Net income attributable to unvested restricted share grants	(129)	(249)
Net income attributable to UHS – basic and diluted	$162,986	$153,664

Weighted average number of common shares - basic	70,535	75,030
Net effect of dilutive stock options and grants based on the treasury stock method	952	1,011
Weighted average number of common shares and equivalents - diluted	71,487	76,041
Earnings per basic share attributable to UHS:	$2.31	$2.05
Earnings per diluted share attributable to UHS:	$2.28	$2.02

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 5.1 million for the three months ended March 31, 2023 and 5.7 million for the three months ended March 31, 2022. All classes of our common stock have the same dividend rights.

Stock-Based Compensation:

During the three-month periods ended March 31, 2023 and 2022, pre-tax compensation costs of $16.2 million and $15.2 million, respectively, was recognized related to outstanding stock options. In addition, during the three-month periods ended March 31, 2023 and 2022, pre-tax compensation cost of approximately $4.5 million and $3.4 million, respectively, was recognized related to restricted stock awards, restricted stock units and performance based restricted stock units. As of March 31, 2023 there was approximately $226.0 million of unrecognized compensation cost related to unvested options, restricted stock awards, restricted stock units and performance based restricted stock units which is expected to be recognized over the remaining weighted average vesting period of 3.0 years. There were 1,885,756 stock options granted during the first three months of 2023 with a weighted-average grant date fair value of $41.79 per option. There were an aggregate of 279,317 restricted units granted during the first three months of 2023, including 93,606 performance based restricted stock units, with a weighted-average grant date fair value of $117.65 per share.

The expense associated with stock-based compensation arrangements is a non-cash charge. In the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $21.0 million and $19.1 million during the three-month periods ended March 31, 2023 and 2022.

(9) Dispositions and acquisitions

Three-month period ended March 31, 2023:

Acquisitions:

During the first three months of 2023, there were no acquisitions.

Divestitures:

During the first three months of 2023, we received $9 million from the sales of assets and businesses.

Three-month period ended March 31, 2022:

Acquisitions:

During the first three months of 2022, there were no acquisitions.

Divestitures:

During the first three months of 2022, we received $10 million from the sales of assets and businesses.

(10) Dividends

We declared and paid dividends of $14.2 million, or $.20 per share, during the first quarter of 2023 and $15.0 million, or $.20 per share, during the first quarter of 2022. Included in the amounts above were dividend equivalents applicable to unvested restricted stock units which were accrued during 2023 and 2022 and will be, or were, paid upon vesting of the restricted stock unit.

(11) Income Taxes

Our effective income tax rates were 24.2% and 24.5% during the three month periods ended March 31, 2023 and 2022, respectively. The decrease in our effective tax rate during the three months ended March 31, 2023, compared with the same period in 2022, was primarily due to the decrease in net loss attributable to noncontrolling interests during the first quarter of 2023 as compared to the first quarter of 2022.

The global intangible low-taxed income (“GILTI”) provisions from the TCJA-17 require the inclusion of the earnings of certain foreign subsidiaries in excess of an acceptable rate of return on certain assets of the respective subsidiaries in our U.S. tax return for tax years beginning after December 31, 2017. An accounting policy election was made during 2018 to treat taxes related to GILTI as a period cost when the tax is incurred. We recorded a GILTI tax provision of zero for the three months ended March 31, 2023 and 2022.

As of January 1, 2023, our unrecognized tax benefits were approximately $2 million. The amount, if recognized, that would favorably affect the effective tax rate is approximately $2 million. During the three months ended March 31, 2023, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of March 31, 2023, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for 2019 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of uncertain tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. Our tax returns have been examined by the Internal Revenue Service (“IRS”) through the year ended December 31, 2006. We believe that adequate accruals have been provided for federal, foreign and state taxes.

(12) Revenue

We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Our estimate for amounts not expected to be collected based on historical experience will continue to be recognized as a reduction to net revenue. However, subsequent changes in estimate of collectability due to a change in the financial status of a payer, for example a bankruptcy, will be recognized as bad debt expense in operating charges.

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

The following table disaggregates our revenue by major source for the three-month periods ended March 31, 2023 and 2022 (in thousands):

	For the three months ended March 31, 2023
	Acute Care		Behavioral Health		Other	Total
Medicare	$329,446	17%	$76,544	5%		$405,990	12%
Managed Medicare	344,032	17%	75,077	5%		419,109	12%
Medicaid	110,009	6%	206,473	14%		316,482	9%
Managed Medicaid	192,298	10%	398,951	27%		591,249	17%
Managed Care (HMO and PPOs)	654,795	33%	391,297	26%		1,046,092	30%
UK Revenue	0	0%	167,789	11%		167,789	5%
Other patient revenue and adjustments, net	120,957	6%	121,677	8%		242,634	7%
Other non-patient revenue	221,995	11%	52,681	4%	3,497	278,173	8%
Total Net Revenue	$1,973,532	100%	$1,490,489	100%	$3,497	3,467,518	100%

	For the three months ended March 31, 2022
	Acute Care		Behavioral Health		Other	Total
Medicare	$337,109	18%	$79,512	6%		$416,621	13%
Managed Medicare	332,248	17%	63,850	5%		396,098	12%
Medicaid	155,836	8%	175,403	13%		331,239	10%
Managed Medicaid	171,637	9%	334,165	24%		505,802	15%
Managed Care (HMO and PPOs)	638,895	33%	365,205	27%		1,004,100	30%
UK Revenue	0	0%	176,092	13%		176,092	5%
Other patient revenue and adjustments, net	92,110	5%	120,733	9%		212,843	6%
Other non-patient revenue	184,481	10%	51,507	4%	14,173	250,161	8%
Total Net Revenue	$1,912,316	100%	$1,366,467	100%	$14,173	$3,292,956	100%

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

Supplemental cash flow information related to leases for the three-month period ended March 31, 2023 and 2022 are as follows (in thousands):

	Three months ended March 31,
	2023	2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$32,043	$31,325
Operating cash flows from finance leases	$967	$1,006
Financing cash flows from finance leases	$882	$803

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$24,256	$19,037
Finance leases	$-	$1,066

(14) Recent Accounting Standards

From time to time, new accounting guidance is issued by the FASB or other standard setting bodies that is adopted by the Company as of the effective date or, in some cases where early adoption is permitted, in advance of the effective date. The Company has assessed the recently issued guidance that is not yet effective and believes the new guidance will not have a material impact on our results of operations, cash flows or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals and outpatient facilities and behavioral health care facilities.

As of March 31, 2023, we owned and/or operated 358 inpatient facilities and 40 outpatient and other facilities including the following located in 39 states, Washington, D.C., the United Kingdom and Puerto Rico:

Acute care facilities located in the U.S.:

•
27 inpatient acute care hospitals;
•
22 free-standing emergency departments, and;
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

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 57% and 58% during the three-month periods ended March 31, 2023 and 2022, respectively. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 43% and 42% of our consolidated net revenues during the three-month periods ended March 31, 2023 and 2022, respectively.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $168 million and $176 million during the three-month periods ended March 31, 2023 and 2022, respectively. Total assets at our U.K. behavioral health care facilities were approximately $1.265 billion as of March 31, 2023 and $1.235 billion as of December 31, 2022.

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

Forward-Looking Statements and Risk Factors

You should carefully review the information contained in this Quarterly Report and should particularly consider any risk factors that we set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. This Quarterly Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements. In evaluating those statements, you should specifically consider various factors, including the risks related to healthcare industry trends and those set forth herein in Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements and Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 and in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements and Risk Factors, as included herein. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

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
•
the impact of the COVID-19 pandemic, which began during the second half of March, 2020, has had a material effect on our operations and financial results since that time. The length and extent of the disruptions caused by the COVID‑19 pandemic are currently unknown; however, we expect such disruptions to continue into the future. Since the future volumes and severity of COVID-19 patients remain highly uncertain and subject to change, including potential increases in future COVID-19 patient volumes caused by new variants of the virus, as well as related pressures on staffing and wage rates, we are not able to fully quantify the impact that these factors will have on our future financial results. However, developments related to the COVID-19 pandemic could continue to materially affect our financial performance. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts on our financial condition and our results of operations as a result of its macroeconomic impact, including the risks of a global recession or a recession in one or more of our key markets, the impact they may have on us and our customers and our assessment of that impact, and any disruptions and inefficiencies in the supply chain, and many of our known risks described in Item 1A. Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2022;
•
the nationwide shortage of nurses and other clinical staff and support personnel has been a significant operating issue facing us and other healthcare providers. Like others in the healthcare industry, we continue to experience a shortage of nurses and other clinical staff and support personnel at our acute care and behavioral health care hospitals in many geographic areas. In some areas, the labor scarcity is putting a strain on our resources and staff, which has required us to utilize higher‑cost temporary labor and pay premiums above standard compensation for essential workers. This staffing shortage has required us to hire expensive temporary personnel and/or enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel. At certain facilities, particularly within our behavioral health care segment, we have been unable to fill all vacant positions and, consequently, have been required to limit patient volumes. These factors, which had a material unfavorable impact on our results of operations during 2022, could continue to have an unfavorable material impact on our results of operations for the foreseeable future;
•
the Centers for Medicare and Medicaid Services (“CMS”) issued an Interim Final Rule (“IFR”) effective November 5, 2021 mandating COVID-19 vaccinations for all applicable staff at all Medicare and Medicaid certified facilities. Under the IFR, facilities covered by this regulation must establish a policy ensuring all eligible staff have received the COVID-19 vaccine prior to providing any care, treatment, or other services. All eligible staff must have received the necessary shots to be fully vaccinated. The regulation also provides for exemptions based on recognized medical conditions or religious beliefs, observances, or practices. Under the IFR, facilities must develop a similar process or plan for permitting exemptions in alignment with federal law. If facilities fail to comply with the IFR by the deadlines established, they are subject to potential termination from the Medicare and Medicaid program for non-compliance. While President Biden has announced that his administration will start the process to end the vaccine requirements for CMS-certified healthcare facilities, we cannot predict at this time the potential viability or impact of any additional vaccination requirements. Implementation of these rules could have an impact on staffing at our facilities for those employees that are not vaccinated in accordance with IFR requirements, and associated loss of revenues and increased costs resulting from staffing issues could have a material adverse effect on our financial results;
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
•
HHS had adopted certain reimbursement policies and regulatory flexibilities favorable to providers during the Public Health Emergency (“PHE”) declared in response to the COVID-19 pandemic. HHS has published guidance indicating its intent for the PHE to expire on May 11, 2023. Many of the federal and state legislative and regulatory measures allowing for flexibility in delivery of care and various financial supports for healthcare providers are available only for the duration of the PHE. Most states have ended their state-level emergency declarations. The end of the PHE status will result in the conclusion of those policies over various designated timeframes. We cannot predict whether the loss of any such favorable conditions available to providers during the declared PHE will ultimately have a negative financial impact on us;
•
our ability to comply with the existing laws and government regulations, and/or changes in laws and government regulations;
•
an increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. For example, Congress has reduced to $0 the penalty for failing to maintain health coverage that was part of the original Legislation as part of the Tax Cuts and Jobs Act. President Biden has undertaken and is expected to undertake additional executive actions that will strengthen the Legislation and reverse the policies of the prior administration. To date, the Biden administration has issued executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the Legislation or the Medicaid program. The Inflation Reduction Act of 2022 (“IRA”) was passed on August 16, 2022, which among other things, allows for CMS to negotiate prices for certain single-source drugs reimbursed under Medicare Part B and Part D. The ARPA’s expansion of subsidies to purchase coverage through a Legislation exchange, which the IRA continued through 2025, is anticipated to increase exchange enrollment. The Trump Administration had directed the issuance of final rules (i) enabling the formation of association health plans that would be exempt from certain Legislation requirements such as the provision of essential health benefits, (ii) expanding the availability of short-term, limited duration health insurance, (iii) eliminating cost-sharing reduction payments to insurers that would otherwise offset deductibles and other out-of-pocket expenses for health plan enrollees at or below 250 percent of the federal poverty level, (iv) relaxing requirements for state innovation waivers that could reduce enrollment in the individual and small group markets and lead to additional enrollment in short-term, limited duration insurance and association health plans and (v) incentivizing the use of health reimbursement arrangements by employers to permit employees to purchase health insurance in the individual market. The uncertainty resulting from these Executive Branch policies may have led to reduced Exchange enrollment in 2018, 2019 and 2020. It is also anticipated that these policies, to the extent that they remain as implemented, may create additional cost and reimbursement pressures on hospitals, including ours. In addition, there have been numerous political and legal efforts to expand, repeal, replace or modify the Legislation since its enactment, some of which have been successful, in part, in modifying the Legislation, as well as court challenges to the constitutionality of the Legislation. The U.S. Supreme Court rejected the latest such case on June 17, 2021, when the Court held in California v. Texas that the plaintiffs lacked standing to challenge the Legislation’s requirement to obtain minimum essential health insurance coverage, or the individual mandate. The Court dismissed the case without specifically ruling on the constitutionality of the Legislation. As a result, the Legislation will continue to remain law, in its entirety, likely for the foreseeable future. On September 7, 2022, the Legislation faced its most recent challenge when a Texas Federal District Court judge, in the case of Braidwood Management v. Becerra, ruled that a requirement that certain health plans cover services without cost sharing violates the Appointments Clause of the U.S. Constitution and that the coverage of certain HIV prevention medication violates the Religious Freedom Restoration Act. The government has appealed the decision to the U.S. Circuit Court of Appeals for the Fifth Circuit. Any future efforts to challenge, replace or replace the Legislation or expand or substantially amend its provision is unknown. See below in Sources of Revenues and Health Care Reform for additional disclosure;
•
under the Legislation, hospitals are required to make public a list of their standard charges, and effective January 1, 2019, CMS has required that this disclosure be in machine-readable format and include charges for all hospital items and services and average charges for diagnosis-related groups. On November 27, 2019, CMS published a final rule on “Price Transparency Requirements for Hospitals to Make Standard Charges Public.” This rule took effect on January 1, 2021 and requires all hospitals to also make public their payer-specific negotiated rates, minimum negotiated rates, maximum negotiated rates, and discounted cash rates, for all items and services, including individual items and services and service packages, that could be provided by a hospital to a patient. Failure to comply with these requirements may result in daily monetary penalties. On November 2, 2021, CMS released a final rule amending several hospital price transparency policies and increasing the amount of penalties for noncompliance through the use of a scaling factor based on hospital bed count. On April 26, 2023, CMS announced updated enforcement processes that requires a shortened timeline for coming into compliance when a violation has been identified and the automatic imposition of a civil monetary penalties in certain circumstances of noncompliance;
•
as part of the CAA, Congress passed legislation aimed at preventing or limiting patient balance billing in certain circumstances. The CAA addresses surprise medical bills stemming from emergency services, out-of-network ancillary providers at in-network facilities, and air ambulance carriers. The legislation prohibits surprise billing when out-of-network emergency services or out-of-network services at an in-network facility are provided, unless informed consent is received. In these circumstances providers are prohibited from billing the patient for any amounts that exceed in-network cost-sharing requirements. HHS, the Department of Labor and the Department of the Treasury have issued interim final rules, which begin to implement the legislation. The rules are expected to limit our ability to receive payment for services at usually higher out-of-network rates in certain circumstances and prohibit out-of-network payments in other circumstances. On February 28, 2022, a district judge in the Eastern District of Texas invalidated portions of the rule governing aspects of the Independent Dispute Resolution (“IDR”) process. In light of this decision, the government issued a final rule on August 19, 2022 eliminating the rebuttable presumption in favor of the qualifying payment amount (“QPA”) by the IDR entity and providing additional factors the IDR entity should consider when choosing between two competing offers. On September 22, 2022, the Texas Medical Association filed a lawsuit challenging the IDR process provided in the updated final rule and alleging that the final rule unlawfully elevates the QPA above other factors the IDR entity must consider. On February 6, 2023, a federal judge vacated parts of the rule, including provisions related to considerations of the QPA;
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
•
our ability to attract and retain qualified personnel, nurses, physicians and other healthcare professionals and the impact on our labor and related expenses resulting from a shortage of nurses, physicians and other healthcare professionals;
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
•
as discussed below in Sources of Revenue, we receive revenues from various state and county-based programs, including Medicaid in all the states in which we operate. We receive annual Medicaid revenues of approximately $100 million, or greater, from each of Texas, California, Nevada, Illinois, Pennsylvania, Washington, D.C., Kentucky, Florida and Massachusetts. We also receive Medicaid disproportionate share hospital ("DSH") payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. On April 14, 2023, the Texas Health and Human Services Commission ("THHSC") published a proposed rule that would retroactively modify the Medicaid DSH hospital payments and Medicaid waiver payments to hospitals for uncompensated charity care ("UC") for the period to October 1, 2022 to September 30, 2023. If implemented as proposed, THHSC's financial modeling estimates indicate this proposed rule would reduce our annual Medicaid DSH and UC payments by approximately $32 million. We can provide no assurance that reductions to revenues earned pursuant to these programs, and the effect of the COVID-19 pandemic on state budgets, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations;
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
•
in 2021, the rate of inflation in the United States began to increase and has since risen to levels not experienced in over 40 years. We are experiencing inflationary pressures, primarily in personnel costs, and we anticipate continuing impacts on other cost areas within the next twelve months. The extent of any future impacts from inflation on our business and our results of operations will be dependent upon how long the elevated inflation levels persist and the extent to which the rate of inflation further increases, if at all, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, our expenses could increase faster than anticipated and we may utilize our capital resources sooner than expected. Further, given the complexities of the reimbursement landscape in which we operate, our payers may be unwilling or unable to increase reimbursement rates to compensate for inflationary impacts. Although we have hedged some of our floating rate indebtedness, the rapid increase in interest rates have increased our interest expense significantly increasing our expenses and reducing our free cash flow and our ability to access the capital markets on favorable terms. As such, the effects of inflation may adversely impact our results of operations, financial condition and cash flows;
•
we have exposure to fluctuations in foreign currency exchange rates, primarily the pound sterling. We have international subsidiaries that operate in the United Kingdom. We routinely hedge our exposures to foreign currencies with certain financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations, but these hedges may be inadequate to protect us from currency exchange rate fluctuations. To the extent that these hedges are inadequate, our reported financial results or the way we conduct our business could be adversely affected. Furthermore, if a financial counterparty to our hedges experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience material financial losses;
•
the impact of a shift of care from inpatient to lower cost outpatient settings and controls designed to reduce inpatient services on our revenue, and;
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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies or estimates from those disclosed in our 2022 Annual Report on Form 10-K.

Recent Accounting Standards: For a summary of accounting standards, please see Note 14 to the Condensed Consolidated Financial Statements, as included herein.

Results of Operations

COVID-19, Clinical Staffing Shortage and Effects of Inflation:

The impact of the COVID-19 pandemic, which began during the second half of March, 2020, has had a material effect on our operations and financial results since that time. The length and extent of the disruptions caused by the COVID‑19 pandemic are currently unknown; however, we expect such disruptions to continue into the future which could materially impact our results of operations.

The healthcare industry is labor intensive and salaries, wages and benefits are subject to inflationary pressures, as are supplies expense and other operating expenses. In addition, the nationwide shortage of nurses and other clinical staff and support personnel has been a significant operating issue facing us and other healthcare providers. Like others in the healthcare industry, we continue to experience a shortage of nurses and other clinical staff and support personnel at our acute care and behavioral health care hospitals in many geographic areas. In some areas, the labor scarcity has strained our resources and staff, which has required us to utilize higher‑cost temporary labor and pay premiums above standard compensation for essential workers. This staffing shortage has, at times, required us to hire expensive temporary personnel and/or enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel. At certain facilities, particularly within our behavioral health care segment, there have been occasions when we were unable to fill all vacant positions and, consequently, we were required to limit patient volumes. This staffing shortage could require us to further enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel or require us to hire expensive temporary personnel. We have also experienced cost increases related to the procurement of medical supplies as well as certain of our other operating expenses which we believe resulted from supply chain disruptions as well as general inflationary pressures. These factors, which had a material unfavorable impact on our results of operations during 2022, have been moderating to a certain degree but are expected to continue to have an unfavorable material impact on our results of operations for the foreseeable future.

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

Financial results for the three-month periods ended March 31, 2023 and 2022:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended March 31, 2023 and 2022 (dollar amounts in thousands):

	Three months ended March 31, 2023		Three months ended March 31, 2022
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$3,467,518	100.0%	$3,292,956	100.0%
Operating charges:
Salaries, wages and benefits	1,753,335	50.6%	1,692,270	51.4%
Other operating expenses	878,951	25.3%	820,934	24.9%
Supplies expense	379,989	11.0%	371,073	11.3%
Depreciation and amortization	141,621	4.1%	143,784	4.4%
Lease and rental expense	34,922	1.0%	32,038	1.0%
Subtotal-operating expenses	3,188,818	92.0%	3,060,099	92.9%
Income from operations	278,700	8.0%	232,857	7.1%
Interest expense, net	50,876	1.5%	21,673	0.7%
Other (income) expense, net	13,723	0.4%	11,201	0.3%
Income before income taxes	214,101	6.2%	199,983	6.1%
Provision for income taxes	51,726	1.5%	48,962	1.5%
Net income	162,375	4.7%	151,021	4.6%
Less: Income (loss) attributable to noncontrolling interests	(740)	(0.0)%	(2,892)	(0.1)%
Net income attributable to UHS	$163,115	4.7%	$153,913	4.7%

Net revenues increased by 5.3%, or $175 million, to $3.47 billion during the three-month period ended March 31, 2023, as compared to $3.29 billion during the first quarter of 2022. The net increase was primarily attributable to: (i) a $193 million or 6.1% increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods (which we refer to as “Same Facility”), and; (ii) $18 million of other combined net decreases including $32 million of decreased revenues at Desert Springs Hospital Medical Center ("Desert Springs") located in Las Vegas, Nevada, which, as previously disclosed, discontinued all inpatient operations during the first quarter of 2023.

Income before income taxes (before income attributable to noncontrolling interests) increased by $14 million, or 7%, to $214 million during the three-month period ended March 31, 2023 as compared to $200 million during the first quarter of 2022. The $14 million net increase was due to:

•
a decrease of $10 million at our acute care facilities, as discussed below in Acute Care Hospital Services;
•
an increase of $60 million at our behavioral health care facilities, as discussed below in Behavioral Health Services;
•
a decrease of $29 million due to an increase in interest expense due to an increase in our aggregate average outstanding borrowings as well as an increase in our weighted average cost of borrowings, as discussed below in Other Operating Results-Interest Expense, and;
•
$7 million of other combined net decreases.

Net income attributable to UHS increased by $9 million, or 6%, to $163 million during the three-month period ended March 31, 2023 as compared to $154 million during the first quarter of 2022. This increase was attributable to:

•
a $14 million increase in income before income taxes, as discussed above;
•
a decrease of $2 million due to a decrease in the loss attributable to noncontrolling interests, and;
•
a decrease of $3 million resulting from an increase in the provision for income taxes due primarily to the income tax expense recorded in connection with the $12 million increase in pre-tax income.

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

The following table summarizes the results of operations for our acute care facilities on a Same Facility basis and is used in the discussion below for the three-month periods ended March 31, 2023 and 2022 (dollar amounts in thousands):

	Three months ended		Three months ended
	March 31, 2023		March 31, 2022
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,889,080	100.0%	$1,824,697	100.0%
Operating charges:
Salaries, wages and benefits	810,553	42.9%	811,643	44.5%
Other operating expenses	492,400	26.1%	434,470	23.8%
Supplies expense	316,256	16.7%	310,082	17.0%
Depreciation and amortization	86,927	4.6%	91,764	5.0%
Lease and rental expense	23,592	1.2%	20,705	1.1%
Subtotal-operating expenses	1,729,728	91.6%	1,668,664	91.4%
Income from operations	159,352	8.4%	156,033	8.6%
Interest expense, net	(577)	(0.0)%	638	0.0%
Other (income) expense, net	6,213	0.3%	201	0.0%
Income before income taxes	$153,716	8.1%	$155,194	8.5%

Three-month periods ended March 31, 2023 and 2022:

During the three-month period ended March 31, 2023, as compared to the comparable prior year quarter, net revenues from our acute care hospital services, on a Same Facility basis, increased by $64 million or 3.5%. Income before income taxes (and before income attributable to noncontrolling interests) decreased by $1 million, or 1%, amounting to $154 million, or 8.1% of net revenues during the first quarter of 2023, as compared to $155 million, or 8.5% of net revenues during the first quarter of 2022.

During the three-month period ended March 31, 2023, net revenue per adjusted admission decreased by 7.5% while net revenue per adjusted patient day decreased 1.5%, as compared to the comparable quarter of 2022. During the first quarter of 2023, we experienced a decrease in the number of patients with a COVID-19 diagnosis treated in our acute care hospitals, as compared to the comparable quarter in the prior year. As a percentage of total admissions, patients diagnosed with COVID-19 comprised 14% of our inpatient admissions during the first quarter of 2022, but only 4% of our inpatient admissions during the first quarter of 2023. This decline in COVID-19 patients unfavorably impacted our net revenues due to lower acuity and less incremental government reimbursement associated with COVID-19 patients. While overall surgical volumes were robust, increasing by approximately 10% from the first quarter of 2022, there was a continued shift from inpatient surgeries to outpatient surgeries, which further contributed to the lower than expected revenues.

During the three-month period ended March 31, 2023, as compared to the comparable prior year quarter, inpatient admissions to our acute care hospitals increased by 7.2% while adjusted admissions (adjusted for outpatient activity) increased by 10.5%. Patient days at these facilities increased by 0.6% and adjusted patient days increased by 3.7% during the three-month period ended March 31, 2023, as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 5.1 days and 5.4 days during the three-month periods ended March 31, 2023 and 2022, respectively. The occupancy rate, based on the average available beds at these facilities, was 70% and 69% during the three-month periods ended March 31, 2023 and 2022, respectively.

On a Same Facility basis during the three-month period ended March 31, 2023, as compared to the comparable quarter of 2022, salaries, wages and benefits expense remained relatively unchanged as the higher labor costs due, in part, to the healthcare labor shortage and utilization of higher-cost temporary labor and pay premiums began to abate.

Other operating expenses increased $58 million, or 13.3%, during the first quarter of 2023, as compared to the comparable quarter of 2022. Operating expenses, consisting primarily of medical costs incurred in connection with our commercial health insurer, increased approximately $19 million during the first quarter of 2023 as compared to the comparable quarter of 2022. Excluding the operating expenses incurred in connection with our commercial health insurer, other operating expenses increased $39 million, or 11.3%. Included in the increase during the first quarter of 2023, as compared to the first quarter of 2022, was a $28 million increase in physician-related expenses.

Supplies expense increased $6 million, or 2.0%, during the first quarter of 2023, as compared to the first quarter of 2022.

All Acute Care Hospitals

The following table summarizes the results of operations for all our acute care operations during the three-month periods ended March 31, 2023 and 2022. These amounts include: (i) our acute care results on a Same Facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including, if applicable, the results of recently acquired/opened ancillary facilities and businesses. Dollar amounts below are reflected in thousands.

	Three months ended March 31, 2023		Three months ended March 31, 2022
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,973,532	100.0%	$1,912,316	100.0%
Operating charges:
Salaries, wages and benefits	843,960	42.8%	843,906	44.1%
Other operating expenses	544,300	27.6%	482,078	25.2%
Supplies expense	328,060	16.6%	321,427	16.8%
Depreciation and amortization	93,326	4.7%	94,534	4.9%
Lease and rental expense	24,154	1.2%	20,852	1.1%
Subtotal-operating expenses	1,833,800	92.9%	1,762,797	92.2%
Income from operations	139,732	7.1%	149,519	7.8%
Interest expense, net	(577)	(0.0)%	638	0.0%
Other (income) expense, net	7,013	0.4%	201	0.0%
Income before income taxes	$133,296	6.8%	$148,680	7.8%

Three-month periods ended March 31, 2023 and 2022:

During the three-month period ended March 31, 2023, as compared to the comparable prior year quarter, net revenues from our acute care hospital services increased by $61 million, or 3.2%, due to: (i) the $64 million, or 3.5% increase in Same Facility revenues, as discussed above, and; (ii) $3 million of other combined decreases including $32 million of decreased revenues at Desert Springs, located in Las Vegas, Nevada, which discontinued all inpatient operations during the first quarter of 2023, partially offset by revenues generated at facilities and businesses opened or acquired during the past year, including the revenues generated at a new, 170-bed acute care hospital located in Reno, Nevada, that opened in early April, 2022.

Income before income taxes decreased by $15 million, or 10%, to $133 million, or 6.8% of net revenues during the first quarter of 2023, as compared to $149 million, or 7.8% of net revenues during the first quarter of 2022. The $15 million decrease in income before income taxes from our acute care hospital services resulted from the $1 million, or 1%, decrease in income before income taxes at our hospitals, on a Same Facility basis, as discussed above, and $14 million of other combined net decreases related primarily to the increased losses incurred at Desert Springs, which discontinued inpatient operations during the first quarter of 2023, and the new hospital located in Reno, Nevada, that opened in early April, 2022.

During the three-month period ended March 31, 2023, as compared to the comparable quarter of 2022, salaries, wages and benefits expense remained relatively unchanged. Supplies expense increased $7 million, or 2.1%, during the first quarter of 2023, as compared to the first quarter of 2022.

Other operating expenses increased $62 million, or 12.9%, during the first quarter of 2023, as compared to the comparable quarter of 2022. The increase was due primarily to the $58 million, or 13.3%, above-mentioned increase related to our acute care hospital services, on a Same Facility basis.

Please see Results of Operations - COVID-19, Clinical Staffing Shortage and Effects of Inflation above for additional disclosure regarding the factors impacting our operating costs.

Charity Care and Uninsured Discounts:

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three-month periods ended March 31, 2023 and 2022:

Uncompensated care:

Amounts in millions	Three Months Ended
	March 31,		March 31,
	2023	%	2022	%
Charity care	$193	32%	$215	46%
Uninsured discounts	418	68%	255	54%
Total uncompensated care	$611	100%	$470	100%

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

	Three Months Ended
	March 31,	March 31,
Amounts in millions	2023	2022
Estimated cost of providing charity care	$19	$23
Estimated cost of providing uninsured discounts related care	40	27
Estimated cost of providing uncompensated care	$59	$50

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

The following table summarizes the results of operations for our behavioral health care facilities, on a Same Facility basis, and is used in the discussions below for the three-month periods ended March 31, 2023 and 2022 (dollar amounts in thousands):

Same Facility—Behavioral Health

	Three months ended March 31, 2023		Three months ended March 31, 2022
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,459,719	100.0%	$1,330,812	100.0%
Operating charges:
Salaries, wages and benefits	805,946	55.2%	746,160	56.1%
Other operating expenses	277,369	19.0%	268,548	20.2%
Supplies expense	52,330	3.6%	49,618	3.7%
Depreciation and amortization	45,001	3.1%	45,482	3.4%
Lease and rental expense	10,582	0.7%	10,261	0.8%
Subtotal-operating expenses	1,191,228	81.6%	1,120,069	84.2%
Income from operations	268,491	18.4%	210,743	15.8%
Interest expense, net	1,078	0.1%	1,227	0.1%
Other (income) expense, net	(576)	(0.0)%	(115)	(0.0)%
Income before income taxes	$267,989	18.4%	$209,631	15.8%

Three-month periods ended March 31, 2023 and 2022:

During the three-month period ended March 31, 2023, as compared to the comparable prior year quarter, net revenues from our behavioral health services, on a Same Facility basis, increased by $129 million or 9.7%. Income before income taxes (and before income attributable to noncontrolling interests) increased by $58 million, or 28%, amounting to $268 million or 18.4% of net revenues during the first quarter of 2023, as compared to $210 million or 15.8% of net revenues during the first quarter of 2022.

During the three-month period ended March 31, 2023, net revenue per adjusted admission increased by 2.2% while net revenue per adjusted patient day increased by 5.0%, as compared to the comparable quarter of 2022. During the three-month period ended March 31, 2023, as compared to the comparable prior year quarter, inpatient admissions and adjusted admissions to our behavioral health care hospitals each increased by 7.5%. Patient days at these facilities increased by 4.6% and adjusted patient days increased by 4.7% during the three-month period ended March 31, 2023, as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 13.1 days and 13.4 days during the three-month periods ended March 31, 2023 and 2022, respectively. The occupancy rate, based on the average available beds at these facilities, was 73% and 70% during the three-month periods ended March 31, 2023 and 2022, respectively.

On a Same Facility basis during the three-month period ended March 31, 2023, as compared to the comparable quarter of 2022, salaries, wages and benefits expense increased $60 million or 8.0%. The increase during the first quarter of 2023, as compared to the first quarter of 2022, was due, in part, to increased staffing levels related to the increased patient volumes. As a percentage of net revenues during each quarter, salaries, wages and benefits expense decreased to 55.2% during the first quarter of 2023 as compared to 56.1% during the first quarter of 2022.

Other operating expenses increased $9 million, or 3.3%, during the first quarter of 2023, as compared to the comparable quarter of 2022. Supplies expense increased $3 million, or 5.5%, during the first quarter of 2023, as compared to the first quarter of 2022 due, in part, to increased patient volumes.

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care services during the three-month periods ended March 31, 2023 and 2022. These amounts include: (i) our behavioral health care results on a Same Facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the results of facilities acquired or opened during the past year (if applicable) as well as the results of certain facilities that were closed or restructured during the past year. Dollar amounts below are reflected in thousands.

	Three months ended March 31, 2023		Three months ended March 31, 2022
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,490,489	100.0%	$1,366,467	100.0%
Operating charges:
Salaries, wages and benefits	809,786	54.3%	753,886	55.2%
Other operating expenses	305,232	20.5%	298,467	21.8%
Supplies expense	52,488	3.5%	50,178	3.7%
Depreciation and amortization	45,619	3.1%	46,079	3.4%
Lease and rental expense	10,668	0.7%	10,820	0.8%
Subtotal-operating expenses	1,223,793	82.1%	1,159,430	84.8%
Income from operations	266,696	17.9%	207,037	15.2%
Interest expense, net	1,211	0.1%	1,365	0.1%
Other (income) expense, net	(871)	(0.1)%	(115)	(0.0)%
Income before income taxes	$266,356	17.9%	$205,787	15.1%

Three-month periods ended March 31, 2023 and 2022:

During the three-month period ended March 31, 2023, as compared to the comparable prior year quarter, net revenues generated from our behavioral health services increased by $124 million, or 9.1%.

Income before income taxes increased by $61 million, or 29%, to $266 million or 17.9% of net revenues during the first quarter of 2023, as compared to $206 million or 15.1% of net revenues during the first quarter of 2022. The increase in income before income taxes at our behavioral health facilities during the first quarter of 2023, as compared to the first quarter of 2022, was primarily attributable to the $58 million, or 28% increase in income before income taxes experienced at our behavioral health facilities, on a Same Facility basis, as discussed above.

During the three-month period ended March 31, 2023, as compared to the comparable quarter of 2022, salaries, wages and benefits expense increased $56 million or 7.4%. The increase was due to our behavioral health services, on a Same Facility basis, as discussed above.

Other operating expenses increased $7 million, or 2.3%, during the first quarter of 2023, as compared to the comparable quarter of 2022. Supplies expense increased $2 million, or 4.6%, during the first quarter of 2023, as compared to the first quarter of 2022.

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

On December 14, 2018, a Texas Federal District Court deemed the Legislation to be unconstitutional in its entirety. The Court concluded that the Individual Mandate is no longer permissible under Congress’s taxing power as a result of the Tax Cut and Jobs Act of 2017 (“TCJA”) reducing the individual mandate’s tax to $0 (i.e., it no longer produces revenue, which is an essential feature of a tax), rendering the Legislation unconstitutional. The Court also held that because the individual mandate is “essential” to the Legislation and is inseverable from the rest of the law, the entire Legislation is unconstitutional. That ruling was ultimately appealed to the United States Supreme Court, which decided in California v. Texas that the plaintiffs in the matter lacked standing to bring their constitutionality claims. The Court did not reach the plaintiffs’ merits arguments, which specifically challenged the constitutionality of the Legislation’s individual mandate and the entirety of the Legislation itself. As a result, the Legislation will continue to be law, and HHS and its respective agencies will continue to enforce regulations implementing the law. However, on September 7, 2022, the Legislation faced its most recent challenge when a Texas Federal District Court judge, in the case of Braidwood Management v. Becerra, ruled that a requirement that certain health plans cover services without cost sharing violates the Appointments Clause of the

U.S. Constitution and that the coverage of certain HIV prevention medication violates the Religious Freedom Restoration Act. The government has appealed the decision to the U.S. Circuit Court of Appeals for the Fifth Circuit.

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

In addition to legislative changes, the Legislation can be significantly impacted by executive branch actions. President Biden has taken executive actions that will strengthen the Legislation and may reverse the policies of the prior administration. To date, the Biden administration has issued executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the ACA or the Medicaid program. The ARPA’s expansion of subsidies to purchase coverage through an exchange contributed to increased exchange enrollment in 2021. The IRA’s extension of the subsidies through 2025 is expected to increase exchange enrollment in future years. The recent and on-going COVID-19 pandemic and related U.S. National Emergency declaration may significantly increase the number of uninsured patients treated at our facilities extending beyond the most recent CBO published estimates due to increased unemployment and loss of group health plan health insurance coverage. It is also anticipated that these policies may create additional cost and reimbursement pressures on hospitals.

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

In April, 2023, CMS published its IPPS 2023 proposed payment rule which provides for a 2.8% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments, and adjustments mandated by the Legislation are considered, without consideration for the required Medicare DSH payments changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments is approximately 3.6%. Including DSH payments, an increase to the Medicare Outlier threshold and certain other adjustments, we estimate our overall increase from the proposed IPPS 2024 rule (covering the period of October 1, 2023 through September 30, 2024) will approximate 3.5%.

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

The 2011 Act included the imposition of annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Committee, which was responsible for developing recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year. Subsequent legislation has extended this sequestration through 2032. The CARES Act, as amended, temporarily suspended or limited the application of this sequestration from May 1, 2020 through June 30, 2022, with a return to the full 2% Medicare payment reduction thereafter.

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

In April, 2023, CMS published its Psych PPS proposed rule for the federal fiscal year 2024. Under this proposed rule, payments to our behavioral health care hospitals and units are estimated to increase by 3.0% compared to federal fiscal year 2023. This amount includes the effect of the 3.2% net market basket update which reflects the offset of a 0.2% productivity adjustment.

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

In November, 2022, CMS issued its OPPS final rule for 2023. The hospital market basket increase is 4.1% and the productivity adjustment reduction is -0.3% for a net market basket increase of 3.8%. The final rule provides that in light of the Supreme Court decision in American Hospital Association v. Becerra, CMS is applying the default rate, generally average sales price plus 6%, to 340B acquired drugs and biologicals for 2023. CMS stated they will address the remedy for 340B drug payments from 2018-2022 in future rulemaking prior to the CY 2024 OPPS/ASC proposed rule. During the 2018-2022 time period, we recorded an aggregate of approximately $45 million to $50 million of Medicare revenues related to the prior 340B payment policy. When other statutorily required adjustments and hospital patient service mix are considered as well as impact of the aforementioned 340B Program policy change, we estimate that our overall Medicare OPPS update for 2023 will aggregate to a net increase of 0.9% which includes a 0.3% increase to behavioral health division partial hospitalization rates.

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

We receive revenues from various state and county-based programs, including Medicaid in all the states in which we operate. We receive annual Medicaid revenues of approximately $100 million, or greater, from each of Texas, California, Nevada, Illinois, Pennsylvania, Washington, D.C., Kentucky, Florida and Massachusetts. We also receive Medicaid disproportionate share hospital payments in certain states including, most significantly, Texas. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

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

On April 27, 2023, CMS released two rules addressing access, quality and payment in Medicaid, CHIP, and Medicaid/CHIP Managed Care plans. Together, the Access NPRM and Managed Care NPRM (“Managed Care Rule”) include new and updated proposed requirements for states and managed care plans that would establish consistent access standards, and a standardized approach to transparently review and assess Medicaid payment rates across states. The Managed Care rule also proposes standards to allow enrollees to easily compare plans based on quality and access to providers through the state’s website.

Importantly, the Managed Care Rule proposes several new requirements related to Medicaid State Directed Payments. These proposed changes would include:

•
A broader requirement that states ensure each provider receiving a state directed payment attest that it does not participate in any arrangement that holds taxpayers harmless for the cost of a tax in violation of federal requirements.
•
Requiring that provider payment levels for inpatient and outpatient hospital services not exceed the average commercial rate.
•
Removing unnecessary regulatory barriers to help states use state directed payments to implement value-based payment arrangements.

The Managed Care proposed rule, if implemented, could have a significant impact on the means by which states finance the non-federal share of their Medicaid programs. Under the proposal, CMS would have the ability to strike down common financing arrangements such as a provider taxes. These changes could have detrimental impacts on state Medicaid programs. If finalized as proposed, the rule could potentially force states to raise taxes or cut their Medicaid budgets. In subsequent years, it could have an unfavorable impact on Medicaid beneficiaries by likely limiting access to providers and requiring states to consider reductions to their Medicaid programs.

As disclosed herein, we receive a significant amount of Medicaid and Medicaid managed care revenue from both base payments and supplemental payments. Although we are unable to estimate the impact of the Managed Care Rule on our future results of operations, if implemented as proposed, Managed Care Rule related changes could have a material adverse impact on our future results of operations.

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

On December 21, 2017, CMS approved the 1115 Waiver for the period January 1, 2018 to September 30, 2022. The Waiver continued to include UC and DSRIP payment pools with modifications and new state specific reporting deadlines that if not met by the Texas Health and Human Services Commission ("THHSC") will result in material decreases in the size of the UC and DSRIP pools. For UC during the initial two years of this renewal, the UC program will remain relatively the same in size and allocation methodology. For year three of this waiver renewal, the federal fiscal year (“FFY”) 2020, and through FFY 2022, the size and distribution of the UC pool will be determined based on charity care costs reported to THHSC in accordance with Medicare cost report Worksheet S-10 principles. In September 2019, CMS approved the annual UC pool size in the amount of $3.9 billion for demonstration years (“DYs”) 9, 10 and 11 (October 1, 2019 to September 30, 2022). In June 2022, THHSC announced that CMS approved the UC Pool size for Demonstration Years 12 through 16 (October 1, 2022 to September 30, 2027) for the current 1115 Waiver which will be $4.51 billion per year. The UC pool will be resized again in 2027 for DYs 17 through 19 (October 1, 2027 to September 30, 2030). On April 16, 2021, CMS rescinded its January 15, 2021, 1115 Waiver ten year expedited renewal approval that was effective through September 30, 2030. In July, 2021, THHSC submitted another 1115 Waiver renewal application to CMS which reflects the same terms and conditions agreed to by CMS on January 15, 2021, in order to receive an extension beyond September 30, 2022. On April 22, 2022, CMS withdrew its rescission of the 1115 Waiver and now considers the 1115 Waiver approved as extended and governed by the special terms and conditions that CMS approved on January 15, 2021.

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

On March 26, 2021, THHSC published a final rule that will apply to program periods on or after September 1, 2021, and UHRIP was re-named the Comprehensive Hospital Increase Reimbursement Program (“CHIRP”). CHIRP will be comprised of a UHRIP component and an Average Commercial Incentive Award component. CHIRP has a pool size of $4.7 billion. On March 25, 2022, CMS approved the CHIRP program retroactive to September 1, 2021 through August 31, 2022. The impact of the CHIRP program is reflected in the State Medicaid Supplemental Payment Program Table below including approximately $12 million of estimated CHIRP revenues which were recorded during the first quarter of 2022, attributable to the period September 1, 2021 through December 31, 2021, net of associated provider taxes. On August 1, 2022, CMS approved the CHIRP program, with a pool of $5.2 billion, for the rate period effective September 1, 2022 to August 31, 2023.

During 2022, certain of our acute care hospitals located in Texas recorded an aggregate of $25 million in Quality Incentive Fund (“QIF”) payments, applicable to the period September 1, 2020 to August 31, 2021 in connection with the state’s UHRIP program. This revenue was earned pursuant to contract terms with various Medicaid managed care plans which requires the annual payout of QIF funds when a managed care service delivery area’s actual claims-based UHRIP payments are less than targeted UHRIP payments for a specific rate year. We also anticipate that these hospitals may be entitled to a comparable amount of aggregate QIF revenue during 2023.

On September 24, 2021, THHSC finalized New Fee-for-Service Supplemental Payment Program: Hospital Augmented Reimbursement Program (“HARP”) to be effective October 1, 2021. The HARP program continues the financial transition for providers who have historically participated in the Delivery System Reform Incentive Payment program described below. The program will provide additional funding to hospitals to help offset the cost hospitals incur while providing Medicaid services. THHSC financial model released concurrent with the publication of the final rule indicates net potential incremental Medicaid reimbursements to us of approximately $15 million annually, without consideration of any potential adverse impact on future Medicaid DSH or Medicaid UC payments. This program remains subject to CMS approval.

Texas Delivery System Reform Incentive Payments:

In addition, the Texas Medicaid Section 1115 Waiver included a DSRIP pool to incentivize hospitals and other providers to transform their service delivery practices to improve quality, health status, patient experience, coordination, and cost-effectiveness. DSRIP pool payments are incentive payments to hospitals and other providers that develop programs or strategies to enhance access to health care, increase the quality of care, the cost-effectiveness of care provided and the health of the patients and families served. In FFY 2022, DSRIP funding under the waiver is eliminated except for certain carryover DSRIP projects. No revenues were recorded by us during either of the three-month periods ended March 31, 2023 or 2022 in connection with this DSRIP program.

Summary of Amounts Related To The Above-Mentioned Various State Medicaid Supplemental Payment Programs:

The following table summarizes the revenues, Provider Taxes and net benefit related to each of the above-mentioned Medicaid supplemental programs for the three-month periods ended March 31, 2023 and 2022. The Provider Taxes are recorded in other operating expenses on the Condensed Consolidated Statements of Income as included herein.

	(amounts in millions)
	Three Months Ended
	March 31,	March 31,
	2023	2022
Texas UC/UPL:
Revenues	$41	$66
Provider Taxes	(15)	(29)
Net benefit	$26	$37

Texas DSRIP:
Revenues	$0	$0
Provider Taxes	0	0
Net benefit	$0	$0

Various other state programs:
Revenues	$121	$104
Provider Taxes	(42)	(42)
Net benefit	$79	$62

Total all Provider Tax programs:
Revenues	$161	$170
Provider Taxes	(57)	(71)
Net benefit	$104	$99

We estimate that our aggregate net benefit from the Texas and various other state Medicaid supplemental payment programs will approximate $490 million (net of Provider Taxes of $282 million) during the year ended December 31, 2023. These amounts are based upon various terms and conditions that are out of our control including, but not limited to, the states’/CMS’s continued approval of the programs and the applicable hospital district or county making IGTs consistent with 2022 levels.

Future changes to these terms and conditions could materially reduce our net benefit derived from the programs which could have a material adverse impact on our future consolidated results of operations. In addition, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our future consolidated results of operations. As described below in 2019 Novel Coronavirus Disease Medicare and Medicaid Payment Related Legislation, a 6.2% increase to the Medicaid Federal Matching Assistance Percentage (“FMAP”) is included in the Families First Coronavirus Response Act. The Consolidated Appropriations Act of 2023 (“CAA of 2023”) provided for the transitional reduction of the 6.2% enhanced FMAP during 2023 to 5.0% during the second quarter, 2.5% during the third quarter and 1.5% during the fourth quarter of 2023. The impact of the enhanced FMAP Medicaid supplemental and DSH payments are reflected in our financial results for the three-month periods ended March 31, 2023 and 2022. We are unable to estimate the prospective financial impact of this provision at this time as our financial impact is contingent on unknown state action during future eligible federal fiscal quarters.

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

In connection with these DSH programs, included in our financial results was an aggregate of approximately $12 million and $11 million during the three-month periods ended March 31, 2023 and 2022, respectively. Assuming the proposed payment methodology changes in Texas as discussed below are not implemented, we expect the aggregate reimbursements to our hospitals pursuant to the Texas and South Carolina 2023 fiscal year programs to be approximately $48 million. However, on April 14, 2023, the THHSC published a proposed rule that would retroactively modify both the Medicaid DSH and Medicaid UC payment methodologies for the period of October 1, 2022 to September 30, 2023. If implemented as proposed, THHSC financial modeling estimates indicate this proposed rule would reduce our annual Medicaid DSH and Medicaid UC payments by approximately $32 million.

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

Our behavioral health care facilities in Texas have been receiving Medicaid DSH payments since FFY 2016. As with all Medicaid DSH payments, hospitals are subject to state audits that typically occur up to three years after their receipt. DSH payments are subject to a federal Hospital Specific Limit (“HSL”) and are not fully known until the DSH audit results are concluded. In general, freestanding psychiatric hospitals tend to provide significantly less charity care than acute care hospitals and therefore are at more risk for retroactive recoupment of prior year DSH payments in excess of their respective HSL. In light of the retroactive HSL audit risk for freestanding psychiatric hospitals, we have established DSH reserves for our facilities that have been receiving funds since FFY 2016. These DSH reserves are also impacted by the resolution of federal DSH litigation related to Children’s Hospital Association of Texas v. Azar (“CHAT”) where the calculation of HSL was being challenged. In August, 2019, DC Circuit Court of Appeals issued a unanimous decision in CHAT and reversed the judgment of the district court in favor of CMS and ordered that CMS’s “2017 Rule” (regarding Medicaid DSH Payments—Treatment of Third Party Payers in Calculating Uncompensated Care Costs) be reinstated. CMS has not issued any additional guidance post the ruling. In April 2020, the plaintiffs in the case have petitioned the Supreme Court of the United States to hear their case. Additionally, there have been separate legal challenges on this same issue in the Fifth and Eight Circuits. On November 4, 2019, in Missouri Hosp. Ass’n v. Azar, the United States Court of Appeals for the Eighth Circuit issued an opinion upholding the 2017 Rule. On April 20, 2020, in Baptist Memorial Hospital v. Azar, the United States Court of Appeals of the Fifth Circuit issued a decision also upholding the 2017 Rule. In light of these court decisions, we continue to maintain reserves in the financial statements for cumulative Medicaid DSH and UC reimbursements related to our behavioral health hospitals located in Texas that amounted to $48 million as of March 31, 2023 and $42 million as of December 31, 2022.

Nevada SPA and SDP:

State Plan Amendment ("SPA")

CMS initially approved an SPA in Nevada in August, 2014 and this SPA has been approved for additional state fiscal years, including the 2023 fiscal year covering the period of July 1, 2022 through June 30, 2023.

In connection with this program, included in our financial results for the three-month periods ended March 31, 2023 and 2022 was approximately $7 million and $5 million, respectively. We estimate that our reimbursements pursuant to this program will approximate $24 million during the year ended December 31, 2023.

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

o
We anticipate state and federal approval of the fee for service upper payment limit component to occur during 2023. If approved, we estimate that our aggregate net reimbursements pursuant to this program (net of related provider taxes) will approximate $25 million during the year ended December 31, 2023 (which we expect to record during the fourth quarter of 2023).
•
Medicaid managed care component.
o
We cannot predict whether or not the managed care component will ultimately receive state and federal approval. If approved, we cannot predict the timing or amount of aggregate net reimbursements, which could be material, that we may receive in connection with this program.

California SPA:

In California, the state continues to operate Medicaid supplemental payment programs consisting of three components Fee For Service Payment, Managed Care-Pass-Through Payment and Managed Care-Directed Payment. The non-federal share for these programs are financed by a statewide provider tax.

The Directed Payment method will be based on actual concurrent hospital Medicaid managed care in-network patient volume whereas the other programs are based on prior year Medicaid utilization. The CMS program approval status is outlined in the table below.

California Hospital Fee Program CMS Approval Status:

Hospital Fee Program Component	CMS Methodology Approval Status	CMS Rate Setting Approval Status
Fee For Service Payment	Approved through December 31, 2022	Approved through December 31, 2021; Paid through September 30, 2022
Managed Care-Pass-Through Payment	Approved through December 31, 2022	Approved through December 31, 2020; Paid in advance of approval through December 31, 2021
Managed Care-Directed Payment	Approved through December 31, 2022	Approved through December 31, 2020; Paid in advance of approval through June 30, 2021

In connection with the existing program, included in our financial results was approximately $10 million and $14 million during the three-month periods ended March 31, 2023 and 2022, respectively. We estimate that our reimbursements pursuant to this program will approximate $48 million during the year ended December 31, 2023. The aggregate impact of the California supplemental payment program, as outlined above, is included in the above State Medicaid Supplemental Payment Program table.

Kentucky Hospital Rate Increase Program (“HRIP”):

In early 2021, CMS approved the Kentucky Medicaid Managed Care Hospital Rate Increase Program (“HRIP”). Included in our financial results during the three-month periods ended March 31, 2023 and 2022 was approximately $19 million and $17 million, respectively.

Programs such as HRIP require an annual state submission and approval by CMS. In February, 2023,, CMS approved the program for the period of January 1, 2023 through December 31, 2023 at rates comparable to the prior year. We estimate that our reimbursements pursuant to HRIP will approximate $64 million during the year ended December 31, 2023.

Florida Medicaid Managed Care Directed Payment Program (“DPP”):

The Florida DPP provides for an additional payment for Medicaid managed care contracted services. The DPP requires various related legislative and regulatory approvals each year. We did not record any revenues in connection with this program during the three-month periods ended March 31, 2023 or 2022. We estimate that our reimbursements pursuant to this DPP will approximate $34 million during the year ended December 31, 2023.

Oklahoma Transition to Managed Care and Implementation of a Medicaid Managed Care DPP

In May, 2022, Oklahoma enacted legislation (SB 1337 and SB 1396) that directs the Oklahoma Health Care Authority ("OHCA") to: (i) transition its Medicaid program from a fee for service payment model to a managed care payment model by no later than October 1, 2023, and: (ii) concurrently implement a Medicaid managed care DPP using a managed care gap of ninety percent (90%) average commercial rates. In December, 2022, the OHCA delayed the implementation date of the Medicaid managed care change and related DPP until April 1, 2024. Although we estimate that the DPP as enacted may have a favorable impact on our future results of operations, we are unable to quantify the ultimate impact since implementation of this legislation is subject to various administrative and regulatory steps including the awarding of managed care contracts as well as CMS’ approval of the DPP.

Illinois Medicaid Supplemental Payment Programs

The Illinois Medicaid Supplemental Payment Programs are comprised of three components: (1) Medicaid managed care directed payment program; (2) Medicaid managed care pass-through program, and; (3) Medicaid fee for service supplemental payment program. The results of this program are included in the above State Medicaid Supplemental Payment Program table. These programs require various related legislative and regulatory approvals each year.

In connection with this program, included in our financial results during the three-month periods ended March 31, 2023 and 2022, was approximately $8 million and $6 million, respectively. We estimate that our reimbursements pursuant to these supplemental payment programs will approximate $34 million during the year ended December 31, 2023.

Idaho Medicaid Upper Payment Limit (“UPL”) Program

During the first quarter of 2023, Idaho modified their Medicaid UPL program for the period July 1, 2022 to June 30, 2023, which resulted in the state increasing the amount of the UPL pool size. As a result of this UPL program change, we recorded approximately $11 million in incremental revenues during the three-month period ended March 31, 2023, approximately $7 million of which related to the prior year. We anticipate that future UPL program payments will be made at comparable levels. We estimate that our revenues pursuant to this UPL program will approximate $22 million during the year ended December 31, 2023.

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

Some of the financial support included in the various legislative actions include:

Medicaid FMAP Enhancement

•
The FMAP was increased by 6.2% retroactive to the federal fiscal quarter beginning January 1, 2020 and each subsequent federal fiscal quarter for all states and U.S. territories during the declared public health emergency through December 31, 2022, in accordance with specified conditions. The CAA of 2023, signed into law on December 29, 2022, provides for the transitional reduction of the 6.2% enhanced FMAP during 2023 to 5.0% during the second quarter, 2.5% during the third quarter and 1.5% during the fourth quarter of 2023.
•
Effective April 1, 2023, the CAA of 2023 allows states to initiate Medicaid renewals, post-enrollment verifications, and redeterminations over a 12-month period for all individuals who are enrolled in such plan (or waiver) as of April 1, 2023. This activity was previously prohibited as a condition for the receipt of the enhanced FMAP during the PHE. This Medicaid enrollment related activity is likely to reduce Medicaid beneficiary enrollment. In the states in which we operate, we cannot predict the extent to which disenrolled Medicaid beneficiaries will be able to replace their Medicaid coverage with employer-based insurance coverage or via coverage obtained through the ACA Health Insurance Exchange. We are therefore unable to estimate the impact of this Medicaid enrollment activity on our results of operations.

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

Reimburse hospitals at Medicare rates for uncompensated COVID-19 care for the uninsured

•
Our financial results for the quarter ended March 31, 2022 include approximately $17 million, respectively, of revenues recorded in connection with this COVID-19 uninsured program. No revenue was recorded in the quarter ended March 31, 2023. Revenue for the eligible patient encounters is recorded in the period in which the encounter is deemed eligible for this program net of any normal accounting reserves.
•
Effective March 22, 2022, HHS announced that the HRSA COVID-19 Uninsured Program and Coverage Assistance Fund is no longer accepting claims due to insufficient funding.

Medicare Sequestration Relief

•
Suspension of the 2% Medicare sequestration offset for Medicare services provided from May 1, 2020 through December 31, 2021 by various legislative extensions. In December, 2021, the suspended 2% payment reduction was extended until March 31, 2022 and partially suspended at a 1% payment reduction for an additional three-month period that ended on June 30, 2022, with a return to the full 2% Medicare payment reduction thereafter.
•
Our financial results for the three-month period ended March 31, 2023, did not include any revenues related to the Medicare Sequestration Relief. Our financial results for the three-month period ended March 31, 2022, included approximately $11 million of revenues recorded in connection with the Medicare sequestration relief program.

Medicare add-on for inpatient hospital COVID-19 patients

•
Increases the payment that would otherwise be made to a hospital for treating a Medicare patient admitted with COVID-19 by twenty percent (20%) for the duration of the COVID-19 public health emergency.
•
Our financial results for the quarters ended March 31, 2023 and 2022 include approximately $5 million and $16 million, respectively, of revenues recorded in connection with the COVID-19 Medicare add-on program. These payments were intended to offset the increased expenses associated with the treatment of Medicare COVID-19 patients.

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

Other Operating Results

Interest Expense:

As reflected on the schedule below, interest expense was $51 million and $22 million during the three-month periods ended March 31, 2023 and 2022, respectively (amounts in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Revolving credit & demand notes (a.)	$5,627	$2,335
Tranche A term loan facility (a.)	36,062	6,026
$800 million, 2.65% Senior Notes due 2030 (b.)	5,356	5,356
$700 million, 1.65% Senior Notes due 2026 (c.)	2,932	2,932
$500 million, 2.65% Senior Notes due 2032 (d.)	3,345	3,345
Accounts receivable securitization program (e.)	-	10
Subtotal-revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	53,322	20,004
Amortization of financing fees	1,258	1,105
Other combined interest expense	435	1,905
Capitalized interest on major projects	(4,009)	(1,328)
Interest income	(130)	(13)
Interest expense, net	$50,876	$21,673
(a.)
As of March 31, 2023, our credit agreement dated November 15, 2010, as amended, provided for the following:
•
a $1.2 billion aggregate amount revolving credit facility that is scheduled to mature in August, 2026 (which, as of March 31, 2023, had $875 million of aggregate available borrowing capacity net of $322 million of outstanding borrowings and $3 million of letters of credit), and;
•
a tranche A term loan facility with $2.32 billion of outstanding borrowings as of March 31, 2023 (including the $700 million increase provided for by the ninth amendment in June, 2022).
(b.)
In September, 2020 we completed the offering of $800 million aggregate principal amount of 2.65% Senior Notes due in 2030.
(c.)
In August, 2021 we completed the offering of $700 million aggregate principal amount of 1.65% Senior Notes due in 2026.
(d.)
In August, 2021 we completed the offering of $500 million aggregate principal amount of 2.65% Senior Notes due in 2032.
(e.)
The accounts receivable securitization program expired on its maturity date in December, 2022 and was not renewed or replaced.

Interest expense increased approximately $29 million, or 135%, during the three-month period ended March 31, 2023, as compared to the three-month period ended March 31, 2022. The increase was primarily due to: (i) a net $33 million increase in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facilities and accounts receivable securitization program (as applicable), resulting from an increase in our aggregate average cost of borrowings pursuant to these facilities (4.6% during 2023 as compared to 1.9% during 2022), as well as an increase in the aggregate average outstanding borrowings pursuant to these facilities ($4.67 billion during 2023 as compared to $4.26 billion during 2022), partially offset by; (ii) a net $1 million decrease in other combined interest expenses, including a $3 million increase in capitalized interest on major projects . The average effective interest rates, including amortization of deferred financing costs and original issue discount, on borrowings outstanding under our revolving credit, demand notes, senior notes, term loan A facility and accounts receivable securitization program (as applicable), which amounted to approximately $4.67 billion and $4.26 billion during the first quarters of 2023 and 2022, respectively, were 4.7% and 2.0% during the three-month periods ended March 31, 2023 and 2022, respectively.

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three-month periods ended March 31, 2023 and 2022 (dollar amounts in thousands):

	Three months ended
	March 31,	March 31,
	2023	2022
Provision for income taxes	$51,726	$48,962
Income before income taxes	214,101	199,983
Effective tax rate	24.2%	24.5%

The provision for income taxes increased $3 million during the three-month period ended March 31, 2023, as compared to the first quarter of 2022, due primarily to the income tax expense recorded in connection with the $12 million increase in pre-tax income.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $291 million during the three-month period ended March 31, 2023 and $445 million during the first three months of 2022. The net decrease of $155 million was attributable to the following:

•
an unfavorable change of $183 million from other working capital accounts due primarily to the timing of disbursements for accrued compensation and accounts payable;
•
a favorable change of $11 million in accrued insurance expense, net of commercial premiums paid and payments made in settlement of self-insured claims;
•
a favorable change of $10 million resulting from an increase in net income plus depreciation and amortization expense, stock-based compensation expense and gain/loss on sale of assets and businesses, and;
•
$7 million of other combined net favorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the three-month periods. The result is divided into the accounts receivable balance at March 31st of each year to obtain the DSO. Our DSO were 53 days and 48 days at March 31, 2023 and 2022, respectively. The increase in our DSO at March 31, 2023, as compared to March 31, 2022, was due, in part, to an increase in receivables at the new acute care hospital located in Reno, Nevada, that opened in early April, 2022.

Net cash used in investing activities

During the first three months of 2023, we used $178 million of net cash in investing activities as follows:

•
$169 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;
•
$19 million paid in connection with net cash outflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates, and;
•
$9 million received from the sales of assets and businesses.

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

Net cash used in financing activities

During the first three months of 2023, we used $106 million of net cash in financing activities as follows:

•
spent $85 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our stock repurchase program ($79 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($6 million);
•
spent $16 million on net repayments of debt as follows: (i) $15 million related to our tranche A term loan facility, and; (ii) $1 million related to other debt facilities;
•
spent $14 million to pay quarterly cash dividends of $.20 per share;
•
generated $11 million of additional borrowings pursuant to our revolving credit facility;

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

Expected capital expenditures during remainder of 2023

During the full year of 2023, we expect to spend approximately $725 million to $875 million on capital expenditures which includes expenditures for capital equipment, construction of new facilities, and renovations and expansions at existing hospitals. During the first three months of 2023, we spent approximately $169 million on capital expenditures. During the remaining nine months of 2023, we expect to spend approximately $556 million to $706 million on capital expenditures.

We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

In June, 2022, we entered into a ninth amendment to our credit agreement dated as of November 15, 2010, as amended and restated as of September, 2012, August, 2014, October, 2018, August, 2021, and September, 2021, among UHS, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, (the “Credit Agreement”). The ninth amendment provided for, among other things, the following: (i) a new incremental tranche A term loan facility in the aggregate principal amount of $700 million which is scheduled to mature on August 24, 2026, and; (ii) replaces the option to make Eurodollar borrowings (which bear interest by reference to the LIBO Rate) with Term Benchmark Loans, which will bear interest by reference to the Secured Overnight Financing Rate (“SOFR”). The net proceeds generated from the incremental tranche A term loan facility were used to repay a portion of the borrowings that were previously outstanding under our revolving credit facility.

As of March 31, 2023, our Credit Agreement provided for the following:

•
a $1.2 billion aggregate amount revolving credit facility that is scheduled to mature in August, 2026 (which, as of March 31, 2023, had $875 million of aggregate available borrowing capacity net of $322 million of outstanding borrowings and $3 million of letters of credit), and;
•
a tranche A term loan facility with $2.32 billion of outstanding borrowings as of March 31, 2023 (including the $700 million increase provided for by the ninth amendment in June, 2022).

The tranche A term loan facility provides for installment payments of $15.0 million per quarter during the period of September, 2022 through September, 2023, and $30.0 million per quarter during the period of December, 2023 through June, 2026. The unpaid principal balance at June 30, 2026 is payable on the August 24, 2026 scheduled maturity date of the Credit Agreement.

Revolving credit and tranche A term loan borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month SOFR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month SOFR rate plus 0.1% (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625%. As of March 31, 2023, the applicable margins were 0.50% for ABR-based loans and 1.50% for SOFR-based loans under the revolving credit and term loan A facilities. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens, indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of March 31, 2023 and December 31, 2022.

On August 24, 2021, we completed the following via private offerings to qualified institutional buyers under Rule 144A and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act of 1933, as amended:

•
Issued $700 million of aggregate principal amount of 1.65% senior secured notes due on September 1, 2026, and;
•
Issued $500 million of aggregate principal amount of 2.65% senior secured notes due on January 15, 2032.

On September 13, 2021, we redeemed $400 million of aggregate principal amount of 5.00% senior secured notes, that were scheduled to mature on June 1, 2026, at 102.50% of the aggregate principal, or $410 million.

As of March 31, 2023, we had combined aggregate principal of $2.0 billion from the following senior secured notes:

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

Interest on the 2026 Notes is payable on March 1st and September 1st until the maturity date of September 1, 2026. Interest on the 2030 Notes is payable on April 15th and October 15th, until the maturity date of October 15, 2030. Interest on the 2032 Notes is payable on January 15th and July 15th until the maturity date of January 15, 2032.

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

On its December, 2022 maturity date, our $20 million accounts receivable securitization program expired and was not renewed or replaced.

As discussed in Note 2 to the Consolidated Financial Statements-Relationship with Universal Health Realty Income Trust and Other Related Party Transactions, on December 31, 2021, we (through wholly-owned subsidiaries of ours) entered into an asset purchase and sale agreement with Universal Health Realty Income Trust (the “Trust”). Pursuant to the terms of the agreement, which was amended during the first quarter of 2022, we, among other things, transferred to the Trust, the real estate assets of Aiken Regional Medical Center (“Aiken”) and Canyon Creek Behavioral Health (“Canyon Creek”). In connection with this transaction, Aiken and

Canyon Creek (as lessees), entered into a master lease and individual property leases, as amended, (with the Trust as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. As a result of our purchase option within the Aiken and Canyon Creek lease agreements, this asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust are recorded to interest expense and as a reduction of the outstanding financial liability, and the amount allocated to interest expense is determined based upon our incremental borrowing rate and the outstanding financial liability. In connection with this transaction, our Consolidated Balance Sheets at March 31, 2023 and December 31, 2022 reflect financial liabilities, which are included in debt, of approximately $80 million and $81 million, respectively.

At March 31, 2023, the carrying value and fair value of our debt were approximately $4.8 billion and $4.5 billion, respectively. At December 31, 2022, the carrying value and fair value of our debt were approximately $4.8 billion and $4.4 billion, respectively. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was approximately 44% at March 31, 2023 and 45% at December 31, 2022.

We expect to finance all capital expenditures and acquisitions and pay dividends and potentially repurchase shares of our common stock utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing revolving credit facility, which had $875 million of available borrowing capacity as of March 31, 2023, or through refinancing the existing Credit Agreement; (ii) the issuance of other short-term and/or long-term debt, and/or; (iii) the issuance of equity. We believe that our operating cash flows, cash and cash equivalents, available commitments under existing agreements, as well as access to the capital markets, provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months. However, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Supplemental Guarantor Financial Information

As of March 31, 2023, we had combined aggregate principal of $2.0 billion from The Notes:

•
$700 million aggregate principal amount of the 2026 Notes;
•
$800 million aggregate principal amount of the 2030 Notes, and;
•
$500 million of aggregate principal amount of the 2032 Notes.

The Notes are fully and unconditionally guaranteed pursuant to the Guarantees on a senior secured basis by the Subsidiary Guarantors. The Notes and the Guarantees are secured by first-priority liens, subject to permitted liens, on certain of the Company’s and the Subsidiary Guarantors’ assets now owned or acquired in the future by the Company or the Subsidiary Guarantors (other than real property, accounts receivable sold pursuant to the Company’s existing receivables facility (as defined in the Indentures pursuant to which The Notes were issued), and certain other excluded assets). The Company’s obligations with respect to The Notes, the obligations of the Subsidiary Guarantors under the Guarantees, and the performance of all of the Company’s and the Subsidiary Guarantors’ other obligations under the Indentures, are secured equally and ratably with the Company’s and the Subsidiary Guarantors’ obligations under the Credit Agreement and The Notes by a perfected first-priority security interest, subject to permitted liens, in the collateral owned by the Company and its Subsidiary Guarantors, whether now owned or hereafter acquired. However, the liens on the collateral securing The Notes and the Guarantees will be released if: (i) The Notes have investment grade ratings; (ii) no default has occurred and is continuing, and; (iii) the liens on the collateral securing all first lien obligations (including the Credit Agreement and The Notes) and any junior lien obligations are released or the collateral under the Credit Agreement, any other first lien obligations and any junior lien obligations is released or no longer required to be pledged. The liens on any collateral securing The Notes and the Guarantees will also be released if the liens on that collateral securing the Credit Agreement, other first lien obligations and any junior lien obligations are released.

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

The summarized balance sheet information for the consolidated obligor group of debt issued by Universal Health Services, Inc. is presented in the table below:

(in thousands)	March 31, 2023	December 31, 2022
Current assets	$2,077,032	$2,062,900
Noncurrent assets (1)	8,787,435	8,773,036
Current liabilities	1,626,494	1,686,005
Noncurrent liabilities	5,610,263	5,587,141
Due to non-guarantors	926,531	942,731
(1) Includes goodwill of $3,267 million and $3,273 million as of March 31, 2023 and December 31, 2022, respectively.

The summarized results of operations information for the consolidated obligor group of debt issued by Universal Health Services, Inc. is presented in the table below:

	Three Months Ended	Twelve Months Ended
(in thousands)	March 31, 2023	December 31, 2022
Net revenues	$2,819,290	$10,853,259
Operating charges	2,545,238	9,947,778
Interest expense, net	52,127	193,486
Other (income) expense, net	12,691	7,487
Net income	$150,615	$532,047

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2023 there have been no material changes in the off-balance sheet arrangements consisting of standby letters of credit and surety bonds.

As of March 31, 2023 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $180 million consisting of: (i) $170 million related to our self-insurance programs, and; (ii) $10 million of other debt and public utility guarantees.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risk during the three months ended March 31, 2023. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures

As of March 31, 2023, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6-Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report for a description of our legal proceedings. Such information is hereby incorporated by reference.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2022 includes a listing of risk factors to be considered by investors in our securities. During the first quarter of 2023, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of December 31, 2022, we had an aggregate available repurchase authorization of $947.37 million pursuant to our stock repurchase program. Pursuant to this program, shares of our Class B Common Stock may be repurchased, from time to time as conditions allow, on the open market or in negotiated private transactions. There is no expiration date for our stock repurchase program.

As reflected below, during the three-month period ended March 31, 2023, we have repurchased 650,000 shares at an aggregate cost of approximately $78.66 million (approximately $121.02 per share) pursuant to the terms of our stock repurchase program. In addition, during the three-month period ended March 31, 2023, 49,902 shares were repurchased in connection with income tax withholding obligations resulting from stock-based compensation programs.

During the period of January 1, 2023 through March 31, 2023, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid for shares purchased as part of publicly announced program (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands)
January, 2023	$-	7,973	95	$0.01	—	$-	$-	—	$947,368
February, 2023	$-	3,753	27	$0.01	—	$-	$-	—	$947,368
March, 2023	$-	688,176	512	$0.01	650,000	$121.02	$78,661	—	$868,707
Total January through March, 2023	$-	699,902	634	$0.01	650,000	121.02	$78,661

Dividends

During the quarter ended March 31, 2023, we declared and paid dividends of $.20 per share. Dividend equivalents are accrued on unvested restricted stock units and will be paid upon vesting of the restricted stock unit.

Item 6. Exhibits

22.1	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document –the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: May 8, 2023	/s/ Marc D. Miller
Marc D. Miller,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)