Form 10-Q
period 2023-06-30
UNIVERSAL HEALTH SERVICES INC
filed 2023-08-08
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of July 31, 2023:

Class A	6,577,100
Class B	62,140,309
Class C	661,688
Class D	14,045

UNIVERSAL HEALTH SERVICES, INC.

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2023. This Report modifies and supersedes documents filed prior to this Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Report.

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

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net revenues	$3,548,138	$3,323,407	$7,015,656	$6,616,363
Operating charges:
Salaries, wages and benefits	1,770,271	1,691,472	3,523,606	3,383,742
Other operating expenses	938,314	867,885	1,817,265	1,688,819
Supplies expense	380,294	354,993	760,283	726,066
Depreciation and amortization	143,744	143,850	285,365	287,634
Lease and rental expense	35,387	31,773	70,309	63,811
	3,268,010	3,089,973	6,456,828	6,150,072
Income from operations	280,128	233,434	558,828	466,291
Interest expense, net	48,831	25,676	99,707	47,349
Other (income) expense, net	6,602	(1,972)	20,325	9,229
Income before income taxes	224,695	209,730	438,796	409,713
Provision for income taxes	55,393	50,949	107,119	99,911
Net income	169,302	158,781	331,677	309,802
Less: Net income (loss) attributable to noncontrolling interests	(2,011)	(5,281)	(2,751)	(8,173)
Net income attributable to UHS	$171,313	$164,062	$334,428	$317,975

Basic earnings per share attributable to UHS	$2.44	$2.22	$4.75	$4.27
Diluted earnings per share attributable to UHS	$2.42	$2.20	$4.70	$4.22

Weighted average number of common shares - basic	70,073	73,682	70,304	74,356
Add: Other share equivalents	766	753	859	882
Weighted average number of common shares and equivalents - diluted	70,839	74,435	71,163	75,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$169,302	$158,781	$331,677	$309,802
Other comprehensive income (loss):
Foreign currency translation adjustment	19,730	(28,232)	23,928	(46,702)
Other comprehensive income (loss) before tax	19,730	(28,232)	23,928	(46,702)
Income tax expense (benefit) related to items of other comprehensive income (loss)	1,255	68	831	(876)
Total other comprehensive income (loss), net of tax	18,475	(28,300)	23,097	(45,826)
Comprehensive income	187,777	130,481	354,774	263,976
Less: Comprehensive income (loss) attributable to noncontrolling interests	(2,011)	(5,281)	(2,751)	(8,173)
Comprehensive income attributable to UHS	$189,788	$135,762	$357,525	$272,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$79,451	$102,818
Accounts receivable, net	2,103,478	2,017,722
Supplies	215,380	218,517
Other current assets	226,405	198,283
Total current assets	2,624,714	2,537,340

Property and equipment	11,441,608	11,085,852
Less: accumulated depreciation	(5,413,892)	(5,167,394)
	6,027,716	5,918,458
Other assets:
Goodwill	3,929,722	3,909,456
Deferred income taxes	109,773	68,397
Right of use assets-operating leases	446,618	454,650
Deferred charges	5,858	6,264
Other	587,908	599,623
Total Assets	$13,732,309	$13,494,188

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$111,357	$81,447
Accounts payable and other liabilities	1,843,379	1,760,588
Operating lease liabilities	73,649	67,776
Federal and state taxes	6,962	4,608
Total current liabilities	2,035,347	1,914,419

Other noncurrent liabilities	571,206	487,669
Operating lease liabilities noncurrent	387,709	395,522
Long-term debt	4,605,075	4,726,533

Redeemable noncontrolling interests	4,213	4,695

Equity:
UHS common stockholders’ equity	6,087,182	5,920,582
Noncontrolling interest	41,577	44,768
Total equity	6,128,759	5,965,350
Total Liabilities and Stockholders’ Equity	$13,732,309	$13,494,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months ended June 30, 2023

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, April 1, 2023	$4,269	$66	$633	$7	$0	$(618,326)	$6,634,774	$(5,046)	$6,012,108	$40,309	$6,052,417
Common Stock
Issued/(converted)	—	—	3	—	—	—	3,608	—	3,611	—	3,611
Repurchased, including excise tax	—	—	(8)	—	—	—	(125,843)	—	(125,851)	—	(125,851)
Restricted share-based compensation expense	—	—	—	—	—	—	5,769	—	5,769	—	5,769
Dividends paid and accrued	—	—	—	—	—	(14,147)	—	—	(14,147)	—	(14,147)
Stock option expense	—	—	—	—	—	—	15,904	—	15,904	—	15,904
Distributions to noncontrolling interests	(300)	—	—	—	—	—	—	—	—	(290)	(290)
Purchase (sale) of ownership interests by (from) minority members	—	—	—	—	—	—	—	—	—	3,814	3,814
Comprehensive income:
Net income (loss) to UHS / noncontrolling interests	244	—	—	—	—	—	171,313	—	171,313	(2,256)	169,057
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	18,475	18,475	—	18,475
Subtotal - comprehensive income	244	—	—	—	—	—	171,313	18,475	189,788	(2,256)	187,532
Balance, June 30, 2023	$4,213	$66	$628	$7	$—	$(632,473)	$6,705,525	$13,429	$6,087,182	$41,577	$6,128,759

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2023	$4,695	$66	$637	$7	$0	$(604,127)	$6,533,667	$(9,668)	$5,920,582	$44,768	5,965,350
Common Stock
Issued/(converted)	—	—	6	—	—	—	6,700	—	6,706	—	6,706
Repurchased	—	—	(15)	—	—	—	(211,662)	—	(211,677)	—	(211,677)
Restricted share-based compensation expense	—	—	—	—	—	—	10,263	—	10,263	—	10,263
Dividends paid and accrued	—	—	—	—	—	(28,346)		—	(28,346)	—	(28,346)
Stock option expense	—	—	—	—	—	—	32,129	—	32,129	—	32,129
Distributions to noncontrolling interests	(1,050)	—	—	—	—	—	—	—	—	(3,685)	(3,685)
Purchase (sale) of ownership interests by (from) minority members	—	—	—	—	—	—	—	—	—	3,814	3,814
Comprehensive income:								—
Net income (loss) to UHS / noncontrolling interests	568	—	—	—	—	—	334,428	—	334,428	(3,320)	331,108
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	23,097	23,097	—	23,097
Subtotal - comprehensive income	568	—	—	—	—	—	334,428	23,097	357,525	(3,320)	354,205
Balance, June 30, 2023	$4,213	$66	$628	$7	$0	$(632,473)	$6,705,525	$13,429	$6,087,182	$41,577	$6,128,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months ended June 30, 2022

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, April 1, 2022	$4,314	$66	$676	$7	$0	$(560,450)	$6,414,808	$12,765	$5,867,872	$94,706	$5,962,578
Common Stock
Issued/(converted)	—	—	1	—	—	—	3,149	—	3,150	—	3,150
Repurchased	—	—	(17)	—	—	—	(199,660)	—	(199,677)	—	(199,677)
Restricted share-based compensation expense	—	—	—	—	—	—	4,661	—	4,661	—	4,661
Dividends paid and accrued	—	—	—	—	—	(14,748)	—	—	(14,748)	—	(14,748)
Stock option expense	—	—	—	—	—	—	17,640	—	17,640	—	17,640
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(34)	(34)
Purchase (sale) of ownership interests by (from) minority members	—	—	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net income (loss) to UHS / noncontrolling interests	135	—	—	—	—	—	164,062	—	164,062	(5,416)	158,646
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	(28,300)	(28,300)	—	(28,300)
Subtotal - comprehensive income	135	—	—	—	—	—	164,062	(28,300)	135,762	(5,416)	130,346
Balance, June 30, 2022	$4,449	$66	$660	$7	$—	$(575,198)	$6,404,660	$(15,535)	$5,814,660	$89,256	$5,903,916

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2022	$5,119	$66	$698	$7	$0	$(545,487)	$6,604,089	$30,291	$6,089,664	$103,389	$6,193,053
Common Stock
Issued/(converted)	—	—	6	—	—	—	6,789	—	6,795	—	6,795
Repurchased	—	—	(44)	—	—	—	(565,138)	—	(565,182)	—	(565,182)
Restricted share-based compensation expense	—	—	—	—	—	—	8,103	—	8,103	—	8,103
Dividends paid and accrued	—	—	—	—	—	(29,711)	—	—	(29,711)	—	(29,711)
Stock option expense	—	—	—	—	—	—	32,842	—	32,842	—	32,842
Distributions to noncontrolling interests	(650)	—	—	—	—	—	—	—	—	(4,673)	(4,673)
Purchase (sale) of ownership interests by (from) minority members	—	—	—	—	—	—	—	—	—	(1,307)	(1,307)
Comprehensive income:
Net income (loss) to UHS / noncontrolling interests	(20)	—	—	—	—	—	317,975	—	317,975	(8,153)	309,822
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	(45,826)	(45,826)	—	(45,826)
Subtotal - comprehensive income	(20)	—	—	—	—	—	317,975	(45,826)	272,149	(8,153)	263,996
Balance, June 30, 2022	$4,449	$66	$660	$7	$0	$(575,198)	$6,404,660	$(15,535)	$5,814,660	$89,256	$5,903,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Six months ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$331,677	$309,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	285,365	287,634
(Gain) loss on sale of assets and businesses	(6,250)	1,084
Stock-based compensation expense	43,062	41,640
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(82,078)	(89,729)
Accrued interest	(107)	1,329
Accrued and deferred income taxes	(32,695)	(34,260)
Other working capital accounts	20,216	(98,811)
Medicare accelerated payments and deferred CARES Act and other grants	2,741	5,339
Other assets and deferred charges	32,746	30,278
Other	15,471	(15,763)
Accrued insurance expense, net of commercial premiums paid	95,157	97,570
Payments made in settlement of self-insurance claims	(51,604)	(58,066)
Net cash provided by operating activities	653,701	478,047

Cash Flows from Investing Activities:
Property and equipment additions	(336,664)	(407,962)
Proceeds received from sales of assets and businesses	23,688	10,232
Acquisition of businesses and property	(3,728)	(12,485)
(Outflows) inflows from foreign exchange contracts that hedge our net U.K. investment	(31,305)	84,535
Decrease in capital reserves of commercial insurance subsidiary	0	100
Net cash used in investing activities	(348,009)	(325,580)

Cash Flows from Financing Activities:
Repayments of long-term debt	(93,557)	(226,854)
Additional borrowings, net	0	700,000
Financing costs	(293)	(2,387)
Repurchase of common shares	(209,756)	(565,182)
Dividends paid	(28,263)	(29,641)
Issuance of common stock	6,598	6,661
Profit distributions to noncontrolling interests	(4,735)	(5,323)
Purchase (sale) of ownership interests by (from) minority members	407	(1,307)
Net cash used in financing activities	(329,599)	(124,033)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,377	(5,457)

(Decrease) increase in cash, cash equivalents and restricted cash	(21,530)	22,977
Cash, cash equivalents and restricted cash, beginning of period	200,837	178,934
Cash, cash equivalents and restricted cash, end of period	$179,307	$201,911

Supplemental Disclosures of Cash Flow Information:
Interest paid	$97,297	$43,796
Income taxes paid, net of refunds	$133,840	$145,448
Noncash purchases of property and equipment	$100,461	$112,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended June 30, 2023. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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
•
The impact of the COVID-19 pandemic, which began in March, 2020, has had a material effect on our operations and financial results, at various times, since that time. We cannot predict if there will be future disruptions caused by the COVID‑19 pandemic.
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

(2) Relationship with Universal Health Realty Income Trust and Other Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At June 30, 2023, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. The advisory agreement was renewed by the Trust for 2023 at the same rate in place for 2022, 2021 and 2020, providing for an advisory fee computation at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $1.3 million during each of the three-month periods ended June 30, 2023 and 2022, and approximately $2.6 million and $2.5 million during the six-month periods ended June 30, 2023 and 2022, respectively.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust was approximately $250,000 during each of the three-month periods ended June 30, 2023 and 2022, and approximately $550,000 and $600,000 during the six-month periods ended June 30, 2023 and 2022, respectively, and is included in other (income) expense, net, on the accompanying consolidated statements of income for each period. We received dividends from the Trust amounting to $567,000 and $559,000 during the three-month periods ended June 30, 2023 and 2022, respectively, and $1.1 million during each of the six-month periods ended June 30, 2023 and 2022. The carrying value of our investment in the Trust was approximately $7.8 million and $8.4 million at June 30, 2023 and December 31, 2022, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of our investment in the Trust was $37.5 million at June 30, 2023 and $37.6 million at December 31, 2022, based on the closing price of the Trust’s stock on the respective dates.

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

As a result of the purchase options within the lease agreements for Aiken and Canyon Creek, the asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP. We have accounted for the asset exchange and substitution transaction with the Trust as a financing arrangement and, since we did not derecognize the real property related to Aiken and Canyon Creek, we will continue to depreciate the assets. Our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 reflects a financial liability of $79 million and $81 million, respectively, which is included in debt, for the fair value of real estate assets that we exchanged as part of the transaction. Our monthly lease payments payable to the Trust will be recorded to interest expense and as a reduction to the outstanding financial liability. The amount allocated to interest expense is determined using our incremental borrowing rate and is based on the outstanding financial liability.

The aggregate rent payable to the Trust in connection with the leases on McAllen Medical Center, Wellington Regional Medical Center, Aiken Regional Medical Center and Canyon Creek Behavioral Health was approximately $5 million during each of the three months ended June 30, 2023 and 2022 and approximately $10 million during each of the six months ended June 30, 2023 and 2022.

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

The table below provides certain details for each of the hospitals leased from the Trust as of June 30, 2023:

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

During the first quarter of 2023, the Trust substantially completed construction on a new 86,000 rentable square feet multi-tenant MOB that is located on the campus of Northern Nevada Sierra Medical Center in Reno, Nevada. Northern Nevada Sierra Medical Center, a 170-bed newly constructed acute care hospital owned and operated by a wholly-owned subsidiary of ours, was completed and opened in April, 2022. In connection with this MOB, a ground lease and a master flex lease was executed between a wholly-owned subsidiary of ours and the Trust, pursuant to the terms of which our subsidiary will master lease approximately 68% of the rentable square feet of the MOB at an initial minimum rent of $1.3 million annually plus a pro-rata share of the common area maintenance expenses. The master flex lease could be reduced during the term if certain conditions are met. The ground lease and master flex lease each commenced during the first quarter of 2023.

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

In August, 2015, Marc D. Miller, our President and Chief Executive Officer and member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance. During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO. Also in connection with this GPO agreement, we received shares of restricted stock of Premier which vested ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO. During the third quarter of 2020, we entered into an agreement with Premier pursuant to the terms of which, among other things, our ownership interest in Premier was converted into shares of Class A Common Stock of Premier. We have elected to retain a portion of the previously vested shares of Premier, the market value of which is included in other assets on our condensed consolidated balance sheets. Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier was approximately $62 million and $78 million as of June 30, 2023 and December 31, 2022, respectively. Any change in market value of our Premier shares since December 31, 2022 was recorded as an unrealized gain/loss and included in “Other (income) expense, net” in our condensed consolidated statements of income for the three and six-month periods ended June 30, 2023. Additionally, Premier declared and paid quarterly cash dividends during each of the first two quarters of 2023 and 2022. Our share of the cash dividends amounted to approximately $500,000 and $450,000 for the three-month periods ended June 30, 2023 and 2022, respectively, and approximately $900,000 for each of the six-month periods ended June 30, 2023 and 2022, respectively. The dividends are included in “Other (income) expense, net” in our condensed consolidated statements of income.

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

As of June 30, 2023, outside owners held noncontrolling, minority ownership interests of: (i) approximately 7% in an acute care facility located in Texas; (ii) 49%, 20%, 30%, 20%, 25%, 48% and 26% in seven behavioral health care facilities located in Arizona, Pennsylvania, Ohio, Washington, Missouri, Iowa and Michigan, respectively, and; (iii) approximately 5% in an acute care facility located in Nevada. The noncontrolling interest and redeemable noncontrolling interest balances of $42 million and $4 million, respectively, as of June 30, 2023, consist primarily of the third-party ownership interests in these hospitals.

In connection with the two behavioral health care facilities located in Pennsylvania and Ohio, the minority ownership interests of which are reflected as redeemable noncontrolling interests on our condensed consolidated balance sheets, the outside owners have “put options” to put their entire ownership interest to us at any time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value. Accordingly, the amounts recorded as redeemable noncontrolling interests on our condensed consolidated balance sheets reflect the estimated fair market value of these ownership interests.

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

As of June 30, 2023, our Credit Agreement provided for the following:

•
a $1.2 billion aggregate amount revolving credit facility that is scheduled to mature in August, 2026 (which, as of June 30, 2023, had $946 million of aggregate available borrowing capacity net of $250 million of outstanding borrowings and $4 million of letters of credit), and;
•
a tranche A term loan facility with $2.31 billion of outstanding borrowings as of June 30, 2023 (including the $700 million increase provided for by the ninth amendment in June, 2022).

The tranche A term loan facility provides for installment payments of $15.0 million per quarter during the period of September, 2022 through September, 2023, and $30.0 million per quarter during the period of December, 2023 through June, 2026. The unpaid principal balance at June 30, 2026 is payable on the August 24, 2026 scheduled maturity date of the Credit Agreement.

Revolving credit and tranche A term loan borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month term SOFR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month term SOFR rate plus 0.1% (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625%. As of June 30, 2023, the applicable margins were 0.50% for ABR-based loans and 1.50% for SOFR-based loans under the revolving credit and term loan A facilities. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries, if sold to a receivables facility pursuant to the Credit Agreement.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens, indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of June 30, 2023 and December 31, 2022.

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

As of June 30, 2023, we had combined aggregate principal of $2.0 billion from the following senior secured notes:

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

As discussed in Note 2 to the Consolidated Financial Statements-Relationship with Universal Health Realty Income Trust and Other Related Party Transactions, on December 31, 2021, we (through wholly-owned subsidiaries of ours) entered into an asset purchase and sale agreement with Universal Health Realty Income Trust (the “Trust”). Pursuant to the terms of the agreement, which was amended during the first quarter of 2022, we, among other things, transferred to the Trust, the real estate assets of Aiken Regional Medical Center (“Aiken”) and Canyon Creek Behavioral Health (“Canyon Creek”). In connection with this transaction, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases, as amended, (with the Trust as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. As a result of our purchase option within the Aiken and Canyon Creek lease agreements, this asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust are recorded to interest expense and as a reduction of the outstanding financial liability, and the amount allocated to interest expense is determined based upon our incremental borrowing rate and the outstanding financial liability. In connection with this transaction, our condensed consolidated balance sheets at June 30, 2023 and December 31, 2022 reflect financial liabilities, which are included in debt, of approximately $79 million and $81 million, respectively.

At June 30, 2023, the carrying value and fair value of our debt were approximately $4.7 billion and $4.4 billion, respectively. At December 31, 2022, the carrying value and fair value of our debt were approximately $4.8 billion and $4.4 billion, respectively. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Foreign Currency Forward Exchange Contracts:

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. In connection with these forward exchange contracts, we recorded net cash outflows of $31 million during the six-month period ended June 30, 2023 and net cash inflows of $85 million during the six-month period ended June 30, 2022.

Derivatives Hedging Relationships:

The following table presents the effects of our foreign currency forward exchange contracts on our results of operations for the three and six-month periods ended June 30, 2023 and 2022 (in thousands):

	Gain/(Loss) recognized in AOCI
	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Net Investment Hedge relationships
Foreign currency forward exchange contracts	$(8,256)	$64,464	$(30,400)	$81,576

No other gains or losses were recognized in income related to derivatives in Subtopic 815-20.

Cash, Cash Equivalents and Restricted Cash:

Cash, cash equivalents, and restricted cash as reported in the condensed consolidated statements of cash flows are presented separately on our condensed consolidated balance sheets as follows (in thousands):

	June 30,	June 30,	December 31,
	2023	2022	2022
Cash and cash equivalents	$79,451	$132,658	$102,818
Restricted cash (a)	99,856	69,253	98,019
Total cash, cash equivalents and restricted cash	$179,307	$201,911	$200,837

(a) Restricted cash is included in other assets on the accompanying condensed consolidated balance sheets.

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
•
Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	June 30, 2023	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	115,545	Other assets	115,545
Certificates of deposit	2,200	Other assets		2,200
Equity securities	61,756	Other assets	61,756
Deferred compensation assets	40,763	Other assets	40,763
Foreign currency exchange contracts	4,047	Other current assets		4,047
	$224,311		$218,064	$6,247	-
Liabilities:
Deferred compensation liability	40,763	Other noncurrent liabilities	40,763
	$40,763		$40,763	-	-

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2022	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	113,649	Other assets	113,649
Certificates of deposit	2,200	Other assets		2,200
Equity securities	78,099	Other assets	78,099
Deferred compensation assets	38,032	Other assets	38,032
Foreign currency exchange contracts	3,142	Other current assets		3,142
	$235,122		$229,780	$5,342	-
Liabilities:
Deferred compensation liability	38,032	Other noncurrent liabilities	$38,032
	$38,032		$38,032	-	-

The fair value of our money market mutual funds, certificates of deposit and equity securities with a readily determinable fair value are computed based upon quoted market prices in an active market. The fair value of deferred compensation assets and the offsetting liability are computed based on market prices in an active market held in a rabbi trust. The fair value of our interest rate swaps are based on quotes from our counter parties. The fair value of our foreign currency exchange contracts is determined using quoted forward exchange rates and spot rates at the reporting date.

(6) Commitments and Contingencies

Professional and General Liability, Workers’ Compensation Liability

The vast majority of our subsidiaries are self-insured for professional and general liability exposure up to: (i) $20 million for professional liability and $3 million for general liability per occurrence in 2023, 2022 and 2021; (ii) $10 million and $3 million per occurrence in 2020; (iii) $5 million and $3 million per occurrence, respectively, during 2019, 2018 and 2017, and; (iv) $10 million and $3 million per occurrence, respectively, prior to 2017.

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

As of June 30, 2023, the total net accrual for our professional and general liability claims was $417 million, of which $55 million was included in current liabilities. As of December 31, 2022, the total net accrual for our professional and general liability claims was $372 million, of which $74 million was included in current liabilities.

As a result of unfavorable trends experienced during the last three years, our results of operations included pre-tax increases to our reserves for self-insured professional and general liability claims amounting to approximately $20 million during the first six months of 2023 (recorded during the second quarter of 2023), $16 million during the full year of 2022 and $52 million during the full year of 2021. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimates of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Given our significant self-insured exposure for professional and general liability claims, there can be no assurance that a sharp increase in the number and/or severity of claims asserted against us will not have a material adverse effect on our future results of operations.

As of June 30, 2023, the total accrual for our workers’ compensation liability claims was $123 million, $55 million of which was included in current liabilities. As of December 31, 2022, the total accrual for our workers’ compensation liability claims was $125 million, $55 million of which was included in current liabilities. As a result of favorable trends recently experienced, included in our results of operations during the three and six-month periods ended June 30, 2023, was a pre-tax decrease to our reserves for self-insured workers' compensation liability claims of approximately $10 million.

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

Property Insurance

We have commercial property insurance policies for our properties providing property damage and time element coverage up to a $1 billion policy limit for certain perils. These policies also include coverage for catastrophic losses including, but not limited to, $250 million in the annual aggregate of windstorm damage subject to a per occurrence/per location deductible of $5 million as of June 1, 2023. Losses resulting from named windstorms are subject to deductibles between 3% and 5% of the total insurable value of the property. In addition, we have commercial property insurance policies covering catastrophic losses resulting from earthquake and flood damage, each subject to aggregated loss limits (as opposed to per occurrence losses). Commercially insured earthquake coverage for our facilities is subject to various deductibles and limitations including: (i) $100 million limitation for our facilities located in California, New Madrid Seismic Zone, Pacific Northwest Seismic Zone, Alaska and various counties in Nevada; (ii) $100 million limitation for our facilities located in fault zones within the United States; (iii) $40 million limitation for our facilities located in Puerto Rico, and; (iv) $250 million limitation for many of our facilities located in other states. Our commercially insured flood coverage has a limit of $100 million annually. There is also a $10 million sublimit for one of our facilities located in Houston, Texas, and a $1 million sublimit for our facilities located in Puerto Rico. Property insurance for our behavioral health facilities located in the U.K. are provided on an all risk basis up to a £1.5 billion policy limit, with coverage caps per location, that includes coverage for real and personal property as well as business interruption losses.

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

Certain legal matters are described below:

Knight v. Miller, et. al.

In July 2021, a shareholder derivative lawsuit was filed by plaintiff, Robin Knight, in the Chancery Court in Delaware against the members of the Board of Directors of the Company as well as certain officers (C.A. No.: 2021-0581-SG). The Company was named as a nominal defendant. The lawsuit alleges that in March 2020 stock options were awarded with exercise prices that did not reflect the Company’s fundamentals and business prospects, and in anticipation of future market rebound resulting in excessive gains. The lawsuit makes claims of breaches of fiduciary duties, waste of corporate assets, and unjust enrichment. The lawsuit seeks monetary damages allegedly incurred by the Company, disgorgement of the March 2020 stock awards as well as any proceeds derived therefrom and unspecified equitable relief. Defendants deny the allegations. We filed a motion to dismiss the complaint and the court granted part and denied part of our motion. During the third quarter of 2022, we reached a preliminary settlement, which would not have had a material impact on our consolidated financial statements. The settlement required court approval which the court declined to provide. Our Board of Directors has authorized the formation of a Special Litigation Committee to review the matter and determine whether it is in the best interests of the Company to pursue this claim. During the pendency of the Special Litigation Committee's review, we anticipate the litigation will be stayed. We are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

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

	Three months ended June 30, 2023
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$10,960,845	$2,670,370		$13,631,215
Gross outpatient revenues	$7,515,780	$281,036		$7,796,816
Total net revenues	$2,003,079	$1,542,194	$2,865	$3,548,138
Income/(loss) before allocation of corporate overhead and income taxes	$130,527	$263,693	$(169,525)	$224,695
Allocation of corporate overhead	$(66,326)	$(46,679)	$113,005	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$64,201	$217,014	$(56,520)	$224,695
Total assets as of June 30, 2023	$6,108,389	$7,365,545	$258,375	$13,732,309

	Six months ended June 30, 2023
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$22,362,336	$5,298,360		$27,660,696
Gross outpatient revenues	$14,811,896	$553,407		$15,365,303
Total net revenues	$3,976,611	$3,032,683	$6,362	$7,015,656
Income/(loss) before allocation of corporate overhead and income taxes	$263,823	$530,049	$(355,076)	$438,796
Allocation of corporate overhead	$(133,588)	$(93,321)	$226,909	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$130,235	$436,728	$(128,167)	$438,796
Total assets as of June 30, 2023	$6,108,389	$7,365,545	$258,375	$13,732,309

	Three months ended June 30, 2022
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$9,706,731	$2,561,553		$12,268,284
Gross outpatient revenues	$6,206,039	$268,489		$6,474,528
Total net revenues	$1,875,516	$1,433,920	$13,971	$3,323,407
Income/(loss) before allocation of corporate overhead and income taxes	$95,059	$249,958	$(135,287)	$209,730
Allocation of corporate overhead	$(63,213)	$(45,063)	$108,276	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$31,846	$204,895	$(27,011)	$209,730
Total assets as of June 30, 2022	$5,785,470	$7,251,966	$258,667	$13,296,103

	Six months ended June 30, 2022
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$19,945,962	$4,998,027	-	$24,943,989
Gross outpatient revenues	$11,981,578	$525,602	-	$12,507,180
Total net revenues	$3,787,832	$2,800,387	$28,144	$6,616,363
Income/(loss) before allocation of corporate overhead and income taxes	$243,739	$455,746	$(289,772)	$409,713
Allocation of corporate overhead	$(125,497)	$(90,064)	$215,561	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$118,242	$365,682	$(74,211)	$409,713
Total assets as of June 30, 2022	$5,785,470	$7,251,966	$258,667	$13,296,103
(a)
Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $190 million and $173 million for the three-month periods ended June 30, 2023 and 2022, respectively, and approximately $358 million and $349 million for the six-month periods ended June 30, 2023 and 2022, respectively. Total assets at our U.K. behavioral health care facilities were approximately $1.295 billion and $1.220 billion as of June 30, 2023 and 2022, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Basic and Diluted:
Net income attributable to UHS	$171,313	$164,062	$334,428	$317,975
Less: Net income attributable to unvested restricted share grants	(61)	(164)	(190)	(413)
Net income attributable to UHS – basic and diluted	$171,252	$163,898	$334,238	$317,562

Weighted average number of common shares - basic	70,073	73,682	70,304	74,356
Net effect of dilutive stock options and grants based on the treasury stock method	766	753	859	882
Weighted average number of common shares and equivalents - diluted	70,839	74,435	71,163	75,238
Earnings per basic share attributable to UHS:	$2.44	$2.22	$4.75	$4.27
Earnings per diluted share attributable to UHS:	$2.42	$2.20	$4.70	$4.22

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 5.2 million for the three and six-months ended June 30, 2023. The excluded weighted-average stock options totaled 5.6 million for the three and six-months ended June 30, 2022. All classes of our common stock have the same dividend rights.

Stock-Based Compensation:

During the three-month periods ended June 30, 2023 and 2022, pre-tax compensation costs of $15.9 million and $17.6 million, respectively, was recognized related to outstanding stock options. During the six-month periods ended June 30, 2023 and 2022, pre-tax compensation costs of $32.1 million and $32.8 million, respectively, was recognized related to outstanding stock options. In addition, during the three-month periods ended June 30, 2023 and 2022, pre-tax compensation cost of approximately $5.8 million and $4.7 million, respectively, was recognized related to restricted stock awards, restricted stock units and performance based restricted stock units. During the six-month periods ended June 30, 2023 and 2022, pre-tax compensation cost of approximately $10.3 million and $8.1 million, respectively, was recognized related to restricted stock awards, restricted stock units and performance based restricted stock units. As of June 30, 2023 there was approximately $204.4 million of unrecognized compensation cost related to unvested options, restricted stock awards, restricted stock units and performance based restricted stock units which is expected to be recognized over the remaining weighted average vesting period of 2.8 years. There were 1,893,756 stock options granted during the first six months of 2023 with a weighted-average grant date fair value of $41.81 per option. There were an aggregate of 287,757 restricted units granted during the first six months of 2023, including 93,606 performance based restricted stock units, with a weighted-average grant date fair value of $118.14 per share.

The expense associated with stock-based compensation arrangements is a non-cash charge. In the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $43.1 million and $41.6 million during the six-month periods ended June 30, 2023 and 2022.

(9) Dispositions and acquisitions

Six-month period ended June 30, 2023:

Acquisitions:

During the first six months of 2023, we spent $4 million on the acquisition of businesses and property.

Divestitures:

During the first six months of 2023, we received $24 million from the sales of assets and businesses.

Six-month period ended June 30, 2022:

Acquisitions:

During the first six months of 2022, we spent $12 million on the acquisition of businesses and property.

Divestitures:

During the first six months of 2022, we received $10 million from the sales of assets and businesses.

(10) Dividends

We declared and paid dividends of $14.2 million, or $.20 per share, during the second quarter of 2023 and $14.7 million, or $.20 per share, during the second quarter of 2022. We declared and paid dividends of $28.4 million, or $.40 per share, during the six-month period ended June 30, 2023 and $29.4 million, or $.40 per share, during the six-month period ended June 30, 2022. Included in the amounts above were dividend equivalents applicable to unvested restricted stock units which were accrued during 2023 and 2022 and will be, or were, paid upon vesting of the restricted stock unit.

(11) Income Taxes

Our effective income tax rates were 24.7% and 24.3% during the three month periods ended June 30, 2023 and 2022, respectively, and 24.4% during each of the six-month periods ended June 30, 2023, and 2022.

The global intangible low-taxed income (“GILTI”) provisions from the TCJA-17 require the inclusion of the earnings of certain foreign subsidiaries in excess of an acceptable rate of return on certain assets of the respective subsidiaries in our U.S. tax return for tax years beginning after December 31, 2017. An accounting policy election was made during 2018 to treat taxes related to GILTI as a period cost when the tax is incurred. We recorded a GILTI tax provision of zero for the six months ended June 30, 2023 and 2022.

As of January 1, 2023, our unrecognized tax benefits were approximately $2 million. The amount, if recognized, that would favorably affect the effective tax rate is approximately $2 million. During the six months ended June 30, 2023, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of June 30, 2023, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for 2019 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of uncertain tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

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

The following table disaggregates our revenue by major source for the three and six-month periods ended June 30, 2023 and 2022 (in thousands):

	For the three months ended June 30, 2023
	Acute Care		Behavioral Health		Other	Total
Medicare	$334,073	17%	$75,697	5%		$409,770	12%
Managed Medicare	344,975	17%	85,611	6%		430,586	12%
Medicaid	134,521	7%	215,329	14%		349,850	10%
Managed Medicaid	171,824	9%	397,389	26%		569,213	16%
Managed Care (HMO and PPOs)	702,499	35%	386,377	25%		1,088,876	31%
UK Revenue	0	0%	190,114	12%		190,114	5%
Other patient revenue and adjustments, net	74,290	4%	136,158	9%		210,448	6%
Other non-patient revenue	240,897	12%	55,519	4%	2,865	299,281	8%
Total Net Revenue	$2,003,079	100%	$1,542,194	100%	$2,865	3,548,138	100%

	For the six months ended June 30, 2023
	Acute Care		Behavioral Health		Other	Total
Medicare	$663,519	17%	$152,241	5%		$815,760	12%
Managed Medicare	689,007	17%	160,688	5%		849,695	12%
Medicaid	244,530	6%	421,802	14%		666,332	9%
Managed Medicaid	364,122	9%	796,340	26%		1,160,462	17%
Managed Care (HMO and PPOs)	1,357,294	34%	777,674	26%		2,134,968	30%
UK Revenue	0	0%	357,903	12%		357,903	5%
Other patient revenue and adjustments, net	195,247	5%	257,835	9%		453,082	6%
Other non-patient revenue	462,892	12%	108,200	4%	6,362	577,454	8%
Total Net Revenue	$3,976,611	100%	$3,032,683	100%	$6,362	$7,015,656	100%

	For the three months ended June 30, 2022
	Acute Care		Behavioral Health		Other	Total
Medicare	$318,166	17%	$83,350	6%		$401,516	12%
Managed Medicare	306,585	16%	70,877	5%		377,462	11%
Medicaid	184,098	10%	183,911	13%		368,009	11%
Managed Medicaid	162,092	9%	364,171	25%		526,263	16%
Managed Care (HMO and PPOs)	627,475	33%	376,011	26%		1,003,486	30%
UK Revenue	0	0%	173,231	12%		173,231	5%
Other patient revenue and adjustments, net	74,123	4%	125,995	9%		200,118	6%
Other non-patient revenue	202,977	11%	56,374	4%	13,971	273,322	8%
Total Net Revenue	$1,875,516	100%	$1,433,920	100%	$13,971	$3,323,407	100%

	For the six months ended June 30, 2022
	Acute Care		Behavioral Health		Other	Total
Medicare	$655,275	17%	$162,862	6%		$818,137	12%
Managed Medicare	638,833	17%	134,727	5%		773,560	12%
Medicaid	339,934	9%	359,314	13%		699,248	11%
Managed Medicaid	333,729	9%	698,336	25%		1,032,065	16%
Managed Care (HMO and PPOs)	1,266,370	33%	741,216	26%		2,007,586	30%
UK Revenue	0	0%	349,323	12%		349,323	5%
Other patient revenue and adjustments, net	166,233	4%	246,728	9%		412,961	6%
Other non-patient revenue	387,458	10%	107,881	4%	28,144	523,483	8%
Total Net Revenue	$3,787,832	100%	$2,800,387	100%	$28,144	$6,616,363	100%

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

Supplemental cash flow information related to leases for the six-month period ended June 30, 2023 and 2022 are as follows (in thousands):

	Six months ended June 30,
	2023	2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$64,197	$61,964
Operating cash flows from finance leases	$1,937	$2,000
Financing cash flows from finance leases	$2,013	$1,798

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$33,227	$27,930
Finance leases	$-	$1,066

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

As of June 30, 2023, we owned and/or operated 358 inpatient facilities and 42 outpatient and other facilities including the following located in 39 states, Washington, D.C., the United Kingdom and Puerto Rico:

Acute care facilities located in the U.S.:

•
27 inpatient acute care hospitals;
•
24 free-standing emergency departments, and;
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

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 57% and 56% during the three-month periods ended June 30, 2023 and 2022, respectively, and 57% during each of the six-month periods ended June 30, 2023 and 2022. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 43% of our consolidated net revenues during each of the three-month periods ended June 30, 2023 and 2022, and 43% and 42% of our consolidated net revenues during the six-month periods ended June 30, 2023 and 2022, respectively.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $190 million and $173 million during the three-month periods ended June 30, 2023 and 2022, respectively, and $358 million and $349 million during the six-month periods ended June 30, 2023 and 2022, respectively. Total assets at our U.K. behavioral health care facilities were approximately $1.295 billion as of June 30, 2023 and $1.235 billion as of December 31, 2022.

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
•
in our acute care segment, we have experienced a significant increase in hospital based physician related expenses (especially in the areas of emergency room care and anesthesiology) which has had a material unfavorable impact on our results of operations during 2023. Although we have implemented various initiatives to mitigate the increased expense, to the degree possible, increases in these physician related expenses could continue to have an unfavorable material impact on our results of operations for the foreseeable future;
•
in 2021, the rate of inflation in the United States began to increase and has since risen to levels not experienced in over 40 years. We are experiencing inflationary pressures, primarily in personnel costs, and we anticipate continuing impacts on other cost areas within the next twelve months. The extent of any future impacts from inflation on our business and our results of operations will be dependent upon how long the elevated inflation levels persist and the extent to which the rate of inflation further increases, if at all, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, our expenses could increase faster than anticipated and we may utilize our capital resources sooner than expected. Further, given the complexities of the reimbursement landscape in which we operate, our payers may be unwilling or unable to increase reimbursement rates to compensate for inflationary impacts. The rapid increase in interest rates have increased our interest expense significantly increasing our expenses and reducing our free cash flow and our ability to access the capital markets on favorable terms. As such, the effects of inflation and increased borrowing rates may adversely impact our results of operations, financial condition and cash flows;
•
in January 2020, the Centers for Disease Control and Prevention confirmed the spread of COVID-19 to the United States and, in March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Although the federal government had previously declared COVID-19 a national emergency, that declaration expired on May 11, 2023 at which time the favorable payment provisions available to us during the declared national emergency ended. Many of the federal and state legislative and regulatory measures allowing for flexibility in delivery of care and various financial supports for healthcare providers were available only for the duration of the public health emergency (“PHE”). Most states have ended their state-level emergency declarations. The end of the PHE status will result in the conclusion of those policies over various designated timeframes. We cannot predict whether the loss of any such favorable conditions available to providers during the declared PHE will ultimately have a negative financial impact on us. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), a stimulus package signed into law on March 27, 2020, authorized $100 billion in grant funding to hospitals and other healthcare providers to be distributed through the Public Health and Social Services Emergency Fund (the “PHSSEF”). We received payments from the targeted distributions of the PHSSEF, as disclosed herein. The CARES Act also makes other forms of financial assistance available to healthcare providers, including through Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which made available accelerated payments of Medicare funds in order to increase cash flow to providers. We received accelerated payments under this program during 2020, and returned early all of those funds during the first quarter of 2021, as disclosed herein. Providers receiving PHSSEF payments were required to sign terms and conditions regarding utilization of the payments. Any provider receiving funds in excess of $10,000 in the aggregate will be required to report data elements to HHS detailing utilization of the payments, and we will be required to file such reports. We, and other providers, will report healthcare related expenses attributable to COVID-19 that have not been reimbursed by another source, which may include general and administrative or healthcare related operating expenses. Funds may also be applied to lost revenues, represented as a negative change in year-over-year net patient care operating income. On December 29, 2022, the Consolidated Appropriations Act, 2023, was signed into law and phases out the enhanced federal medical assistance percentage rate states have received during the COVID-19 PHE and fully eliminates the increase on December 31, 2023. States were also permitted to begin Medicaid eligibility redeterminations on March 31, 2023, which is anticipated to result in a large decrease in Medicaid enrollment. The impact of the COVID-19 pandemic, which began in March, 2020, has had a material effect on our operations and financial results, at various times, since that time. We cannot predict if there will be future disruptions caused by the COVID-19 pandemic;
•
the impact of the COVID-19 pandemic, which began in March, 2020, has had a material effect on our operations and financial results, at various times, since that time. We cannot predict if there will be future disruptions caused by the COVID-19;
•
our ability to comply with the existing laws and government regulations, and/or changes in laws and government regulations;
•
an increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. For example, Congress has reduced to $0 the penalty for failing to maintain health coverage that was part of the original Legislation as part of the Tax Cuts and Jobs Act. President Biden has undertaken and is expected to undertake additional executive actions that will strengthen the Legislation and reverse the policies of the prior administration. To date, the Biden administration has issued executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the Legislation or the Medicaid program. The Inflation Reduction Act of 2022 (“IRA”) was passed on August 16, 2022, which among other things, allows for CMS to negotiate prices for certain single-source drugs reimbursed under Medicare Part B and Part D. The American Rescue Plan Act’s expansion of subsidies to purchase coverage through a Legislation exchange, which the IRA continued through 2025, is anticipated to increase exchange enrollment.
•
there have been numerous political and legal efforts to expand, repeal, replace or modify the Patient Protection and Affordable Care Act, as amended by the Health and Education Reconciliation Act (collectively, the "Legislation"), since its enactment, some of which have been successful, in part, in modifying the Legislation, as well as court challenges to the constitutionality of the Legislation. The U.S. Supreme Court rejected the latest such case on June 17, 2021, when the Court held in California v. Texas that the plaintiffs lacked standing to challenge the Legislation’s requirement to obtain minimum essential health insurance coverage, or the individual mandate. The Court dismissed the case without specifically ruling on the constitutionality of the Legislation. As a result, the Legislation will continue to remain law, in its entirety, likely for the foreseeable future. On September 7, 2022, the Legislation faced its most recent challenge when a Texas Federal District Court judge, in the case of Braidwood Management v. Becerra, ruled that a requirement that certain health plans cover services without cost sharing violates the Appointments Clause of the U.S. Constitution and that the coverage of certain HIV prevention medication violates the Religious Freedom Restoration Act. The government has appealed the decision to the U.S. Circuit Court of Appeals for the Fifth Circuit. Any future efforts to challenge, replace or replace the Legislation or expand or substantially amend its provision is unknown. See below in Sources of Revenues and Health Care Reform for additional disclosure;
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
•
as part of the Consolidated Appropriations Act of 2021, Congress passed legislation aimed at preventing or limiting patient balance billing in certain circumstances. The CAA addresses surprise medical bills stemming from emergency services, out-of-network ancillary providers at in-network facilities, and air ambulance carriers. The legislation prohibits surprise billing when out-of-network emergency services or out-of-network services at an in-network facility are provided, unless informed consent is received. In these circumstances providers are prohibited from billing the patient for any amounts that exceed in-network cost-sharing requirements. HHS, the Department of Labor and the Department of the Treasury have issued interim final rules, which begin to implement the legislation. The rules are expected to limit our ability to receive payment for services at usually higher out-of-network rates in certain circumstances and prohibit out-of-network payments in other circumstances. On February 28, 2022, a district judge in the Eastern District of Texas invalidated portions of the rule governing aspects of the Independent Dispute Resolution (“IDR”) process. In light of this decision, the government issued a final rule on August 19, 2022 eliminating the rebuttable presumption in favor of the qualifying payment amount (“QPA”) by the IDR entity and providing additional factors the IDR entity should consider when choosing between two competing offers. On September 22, 2022, the Texas Medical Association filed a lawsuit challenging the IDR process provided in the updated final rule and alleging that the final rule unlawfully elevates the QPA above other factors the IDR entity must consider. On February 6, 2023, a federal judge vacated parts of the rule, including provisions related to considerations of the QPA;
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
•
as discussed below in Sources of Revenue, we receive revenues from various state and county-based programs, including Medicaid in all the states in which we operate. We receive annual Medicaid revenues of approximately $100 million, or greater, from each of Texas, California, Nevada, Illinois, Pennsylvania, Washington, D.C., Kentucky, Florida and Massachusetts. We also receive Medicaid disproportionate share hospital ("DSH") payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states;
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

Results of Operations

Clinical Staffing, Physician Related Expenses, Effects of Inflation and COVID-19:

The healthcare industry is labor intensive and salaries, wages and benefits are subject to inflationary pressures, as are supplies expense and other operating expenses. In addition, the nationwide shortage of nurses and other clinical staff and support personnel experienced by healthcare providers in the past has been a significant operating issue facing us and other healthcare providers. In some areas, the labor scarcity has strained our resources and staff, which has required us to utilize higher‑cost temporary labor and pay premiums above standard compensation for essential workers. In the past, the staffing shortage has, at times, required us to hire expensive temporary personnel and/or enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel. At certain facilities, particularly within our behavioral health care segment, there have been occasions when we were unable to fill all vacant positions and, consequently, we were required to limit patient volumes. The staffing shortage has required us to enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel or required us to hire expensive temporary personnel. We have also experienced general inflationary cost increases related to medical supplies as well as certain of our other operating expenses. Many of these factors, which had a material unfavorable impact on our results of operations during 2022, have been moderating to a certain degree during 2023. However, these factors could continue to have an unfavorable material impact on our results of operations for the foreseeable future.

In our acute care segment, we have experienced a significant increase in hospital based physician related expenses (especially in the areas of emergency room care and anesthesiology) which has had a material unfavorable impact on our results of operations during 2023. Although we have implemented various initiatives to mitigate the increased expense, to the degree possible, increases in these physician related expenses could continue to have an unfavorable material impact on our results of operations for the foreseeable future.

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

The impact of the COVID-19 pandemic, which began in March, 2020, has had a material effect on our operations and financial results, at various times, since that time. We cannot predict if there will be future disruptions caused by COVID-19.

Financial results for the three-month periods ended June 30, 2023 and 2022:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended June 30, 2023 and 2022 (dollar amounts in thousands):

	Three months ended June 30, 2023		Three months ended June 30, 2022
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$3,548,138	100.0%	$3,323,407	100.0%
Operating charges:
Salaries, wages and benefits	1,770,271	49.9%	1,691,472	50.9%
Other operating expenses	938,314	26.4%	867,885	26.1%
Supplies expense	380,294	10.7%	354,993	10.7%
Depreciation and amortization	143,744	4.1%	143,850	4.3%
Lease and rental expense	35,387	1.0%	31,773	1.0%
Subtotal-operating expenses	3,268,010	92.1%	3,089,973	93.0%
Income from operations	280,128	7.9%	233,434	7.0%
Interest expense, net	48,831	1.4%	25,676	0.8%
Other (income) expense, net	6,602	0.2%	(1,972)	(0.1)%
Income before income taxes	224,695	6.3%	209,730	6.3%
Provision for income taxes	55,393	1.6%	50,949	1.5%
Net income	169,302	4.8%	158,781	4.8%
Less: Income (loss) attributable to noncontrolling interests	(2,011)	(0.1)%	(5,281)	(0.2)%
Net income attributable to UHS	$171,313	4.8%	$164,062	4.9%

Net revenues increased by 6.8%, or $225 million, to $3.548 billion during the three-month period ended June 30, 2023, as compared to $3.32 billion during the second quarter of 2022. The net increase was primarily attributable to: (i) a $283 million, or 8.9%, increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods (which we refer to as “Same Facility”), and; (ii) $58 million of other combined net decreases including $44 million of decreased revenues at Desert Springs Hospital Medical Center ("Desert Springs") located in Las Vegas, Nevada, which discontinued all inpatient operations during the first quarter of 2023.

Income before income taxes (before income attributable to noncontrolling interests) increased by $15 million, or 7%, to $225 million during the three-month period ended June 30, 2023 as compared to $210 million during the second quarter of 2022. The net increase was due to:

•
an increase of $35 million at our acute care facilities, as discussed below in Acute Care Hospital Services;
•
an increase of $14 million at our behavioral health care facilities, as discussed below in Behavioral Health Services;
•
a decrease of $23 million due to an increase in interest expense due to increases in our weighted average cost of borrowings and aggregate average borrowings outstanding, as discussed below in Other Operating Results-Interest Expense, and;
•
$11 million of other combined net decreases, including an $11 million unrealized loss recorded during the second quarter of 2023 resulting from a decrease in the market value of certain equity securities (as compared to a slight unrealized gain recorded on these securities during the second quarter of 2022).

Net income attributable to UHS increased by $7 million, or 4%, to $171 million during the three-month period ended June 30, 2023 as compared to $164 million during the second quarter of 2022. This increase was attributable to:

•
a $15 million increase in income before income taxes, as discussed above;
•
a decrease of $3 million due to a decrease in the loss attributable to noncontrolling interests, and;

•
a decrease of $4 million resulting from an increase in the provision for income taxes due primarily to the income tax expense recorded in connection with the $12 million increase in pre-tax income.

Financial results for the six-month periods ended June 30, 2023 and 2022:

The following table summarizes our results of operations and is used in the discussion below for the six-month periods ended June 30, 2023 and 2022 (dollar amounts in thousands):

	Six months ended June 30, 2023		Six months ended June 30, 2022
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$7,015,656	100.0%	$6,616,363	100.0%
Operating charges:
Salaries, wages and benefits	3,523,606	50.2%	3,383,742	51.1%
Other operating expenses	1,817,265	25.9%	1,688,819	25.5%
Supplies expense	760,283	10.8%	726,066	11.0%
Depreciation and amortization	285,365	4.1%	287,634	4.3%
Lease and rental expense	70,309	1.0%	63,811	1.0%
Subtotal-operating expenses	6,456,828	92.0%	6,150,072	93.0%
Income from operations	558,828	8.0%	466,291	7.0%
Interest expense, net	99,707	1.4%	47,349	0.7%
Other (income) expense, net	20,325	0.3%	9,229	0.1%
Income before income taxes	438,796	6.3%	409,713	6.2%
Provision for income taxes	107,119	1.5%	99,911	1.5%
Net income	331,677	4.7%	309,802	4.7%
Less: Income attributable to noncontrolling interests	(2,751)	(0.0)%	(8,173)	(0.1)%
Net income attributable to UHS	$334,428	4.8%	$317,975	4.8%

Net revenues increased by 6.0%, or $399 million, to $7.016 billion during the six-month period ended June 30, 2023, as compared to $6.616 billion during the first six months of 2022. The net increase was primarily attributable to: (i) a $477 million or 7.5% increase in net revenues generated from our acute care hospital services and behavioral health services, on a same facility basis, and; (ii) $78 million of other combined net decreases including $76 million of decreased revenues at Desert Springs which discontinued all inpatient operations during the first quarter of 2023.

Income before income taxes increased by $29 million, or 7%, to $439 million during the six-month period ended June 30, 2023 as compared to $410 million during the first six months of 2022. The net increase was due to:

•
an increase of $20 million at our acute care facilities, as discussed below in Acute Care Hospital Services;
•
an increase of $74 million at our behavioral health care facilities, as discussed below in Behavioral Health Services;
•
a decrease of $52 million due to an increase in interest expense due to increases in our weighted average cost of borrowings and aggregate average borrowings outstanding, as discussed below in Other Operating Results-Interest Expense, and;
•
$13 million of other combined net decreases.

Net income attributable to UHS increased by $16 million, or 5%, to $334 million during the six-month period ended June 30, 2023 as compared to $318 million during the first six months of 2022. This increase was attributable to:

•
a $29 million increase in income before income taxes, as discussed above;
•
a decrease of $5 million due to a decrease in the loss attributable to noncontrolling interests, and;
•
a decrease of $7 million resulting from an increase in the provision for income taxes due primarily to the income tax expense recorded in connection with the $24 million increase in pre-tax income.

Adjustments to self-insured professional and general liability and workers' compensation liability reserves:

Professional and general liability:

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

As a result of unfavorable trends experienced during the past three years, our results of operations during the three and six-month periods ended June 30, 2023 and 2022 included increases to our reserves for self-insured professional and general liability claims amounting to approximately $20 million and $16 million, respectively.

During the three and six-month periods ended June 30, 2023, approximately $14 million of the increase to our reserves for self-insured professional and general liability claims is included in our same facility basis acute care hospitals services’ results, and approximately $6 million is included in our behavioral health services’ results. During the three and six-month periods ended June 30, 2022, approximately $10 million of the increase to our reserves for self-insured professional and general liability claims is included in our same facility basis acute care hospitals services’ results, and approximately $6 million is included in our behavioral health services’ results.

Workers' compensation liability:

As a result of favorable trends experienced recently, our results of operations during the three and six-month periods ended June 30, 2023 included a decrease to our reserves for self-insured workers' compensation liability claims amounting to approximately $10 million. During the three and six-month periods ended June 30, 2023, approximately $4 million of the decrease to our reserves for self-insured workers' compensation liability claims is included in our same facility basis acute care hospitals services’ results, and approximately $5 million is included in our behavioral health services’ results.

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

The following table summarizes the results of operations for our acute care facilities on a Same Facility basis and is used in the discussion below for the three and six-month periods ended June 30, 2023 and 2022 (dollar amounts in thousands):

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,953,269	100.0%	$1,779,801	100.0%	$3,842,349	100.0%	$3,604,498	100.0%
Operating charges:
Salaries, wages and benefits	828,503	42.4%	799,804	44.9%	1,639,056	42.7%	1,611,447	44.7%
Other operating expenses	548,713	28.1%	469,560	26.4%	1,041,113	27.1%	904,030	25.1%
Supplies expense	323,746	16.6%	292,303	16.4%	640,002	16.7%	602,385	16.7%
Depreciation and amortization	91,511	4.7%	89,980	5.1%	178,438	4.6%	181,744	5.0%
Lease and rental expense	23,639	1.2%	20,204	1.1%	47,231	1.2%	40,909	1.1%
Subtotal-operating expenses	1,816,112	93.0%	1,671,851	93.9%	3,545,840	92.3%	3,340,515	92.7%
Income from operations	137,157	7.0%	107,950	6.1%	296,509	7.7%	263,983	7.3%
Interest expense, net	(503)	(0.0)%	478	0.0%	(1,080)	(0.0)%	1,116	0.0%
Other (income) expense, net	-	—	221	0.0%	6,213	0.2%	422	0.0%
Income before income taxes	$137,660	7.0%	$107,251	6.0%	$291,376	7.6%	$262,445	7.3%

Three-month periods ended June 30, 2023 and 2022:

During the three-month period ended June 30, 2023, as compared to the comparable prior year quarter, net revenues from our acute care hospital services, on a Same Facility basis, increased by $173 million or 9.7%. Income before income taxes (and before income attributable to noncontrolling interests) increased by $30 million, or 28%, amounting to $138 million, or 7.0% of net revenues during the second quarter of 2023, as compared to $107 million, or 6.0% of net revenues during the second quarter of 2022.

During the three-month period ended June 30, 2023, net revenue per adjusted admission increased by 1.3% while net revenue per adjusted patient day increased 2.0%, as compared to the comparable quarter of 2022. During the three-month period ended June 30, 2023, as compared to the comparable prior year quarter, inpatient admissions to our acute care hospitals increased by 7.0% while adjusted admissions (adjusted for outpatient activity) increased by 7.7%. Patient days at these facilities increased by 6.2% and adjusted patient days increased by 6.9% during the three-month period ended June 30, 2023, as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.9 days during each of the three-month periods ended June 30, 2023 and 2022. The occupancy rate, based on the average available beds at these facilities, was 66% and 61% during the three-month periods ended June 30, 2023 and 2022, respectively.

On a Same Facility basis during the three-month period ended June 30, 2023, as compared to the comparable quarter of 2022, salaries, wages and benefits expense increased by $29 million, or 3.6%. As a percentage of net revenues, salaries, wages and benefits expense decreased to 42.4% during the second quarter of 2023 as compared to 44.9% during the second quarter of 2022.

Other operating expenses increased $79 million, or 16.9%, during the second quarter of 2023, as compared to the comparable quarter of 2022. Operating expenses incurred by our commercial health insurer, consisting primarily of medical costs, increased approximately $13 million during the second quarter of 2023 as compared to the comparable quarter of 2022. Excluding the operating expenses incurred by our commercial health insurer, other operating expenses increased $66 million, or 18.2% during the second quarter of 2023 as compared to the comparable quarter of 2022. Included in the increase during the second quarter of 2023, as compared to the comparable quarter of 2022, was a $33 million, or 28.8%, increase in physician-related expenses, as discussed above in Results of Operations - Clinical Staffing, Physician Related Expenses, Effects of Inflation and COVID-19.

Supplies expense increased $31 million, or 10.8%, during the second quarter of 2023, as compared to the second quarter of 2022. The increase was due, in part, to the increase in patient volumes experienced during the second quarter of 2023, as compared to the comparable quarter of 2022. As a percentage of net revenues, supplies expense increased slightly to 16.6% during the second quarter of 2023 as compared to 16.4% during the second quarter of 2022.

Six-month periods ended June 30, 2023 and 2022:

During the six-month period ended June 30, 2023, as compared to the comparable prior year period, net revenues from our acute care hospital services, on a Same Facility basis, increased by $238 million or 6.6%. Income before income taxes increased by $29 million, or 11%, amounting to $291 million, or 7.6% of net revenues during the first six months of 2023, as compared to $262 million, or 7.3% of net revenues during the comparable period of 2022.

During the six-month period ended June 30, 2023, net revenue per adjusted admission decreased by 3.3% while net revenue per adjusted patient day increased by 0.3%, as compared to the comparable period of 2022. During the first six months of 2023, as compared to the comparable period of 2022, the net revenue per adjusted admission, and per adjusted patient day, were pressured by a decrease in the number of patients with a COVID-19 diagnosis treated at our acute care hospitals during the first quarter of 2023 as compared to the first quarter of 2022. Patients diagnosed with COVID-19 being treated at our hospitals began to decrease by the end of the first quarter of 2022 and was not a significant factor during the second quarter of 2023 or 2022. The decline in COVID-19 patients treated at our hospitals during the first quarter of 2023, as compared to the first quarter of 2022, unfavorably impacted our net revenues due to lower acuity and less incremental government reimbursement associated with COVID-19 patients.

During the six-month period ended June 30, 2023, as compared to the comparable prior year period, inpatient admissions to our acute care hospitals increased by 7.1% while adjusted admissions (adjusted for outpatient activity) increased by 9.1%. Patient days at these facilities increased by 3.3% and adjusted patient days increased by 5.2% during the six-month period ended June 30, 2023, as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 5.0 days and 5.1 days during the six-month periods ended June 30, 2023 and 2022, respectively. The occupancy rate, based on the average available beds at these facilities, was 67% and 65% during the six-month periods ended June 30, 2023 and 2022, respectively.

On a Same Facility basis during the six-month period ended June 30, 2023, as compared to the comparable period of 2022, salaries, wages and benefits expense increased by $28 million, or 1.7%. As a percentage of net revenues, salaries, wages and benefits expense decreased to 42.7% during the first six months of 2023 as compared to 44.7% during the first six months of 2022.

Other operating expenses increased $137 million, or 15.2%, during the first six months of 2023, as compared to the comparable period of 2022. Operating expenses incurred by our commercial health insurer, consisting primarily of medical costs, increased approximately $32 million during the first six months of 2023 as compared to the comparable period of 2022. Excluding the operating expenses incurred by our commercial health insurer, other operating expenses increased $105 million, or 14.9% during the first six months of 2023 as compared to the comparable period of 2022. Included in the increase during the first six months of 2023, as compared to the comparable period of 2022, was a $61 million, or 27.1%, increase in physician-related expenses.

Supplies expense increased $38 million, or 6.2%, during the first six months of 2023, as compared to the comparable period of 2022. The increase was due, in part, to the increase in patient volumes experienced during the first six months of 2023, as compared to the comparable period of 2022. As a percentage of net revenues, supplies expense remained unchanged at 16.7% during each of the six-month periods ended June 30, 2023 and 2022.

All Acute Care Hospitals

The following table summarizes the results of operations for all our acute care operations during the three and six-month periods ended June 30, 2023 and 2022. These amounts include: (i) our acute care results on a Same Facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including, if applicable, the results of recently acquired/opened facilities and businesses as well as the operating results for Desert Springs which discontinued all inpatient operations during the first quarter of 2023. Dollar amounts below are reflected in thousands.

	Three months ended June 30, 2023		Three months ended June 30, 2022		Six months ended June 30, 2023		Six months ended June 30, 2022
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$2,003,079	100.0%	$1,875,516	100.0%	$3,976,611	100.0%	$3,787,832	100.0%
Operating charges:
Salaries, wages and benefits	836,331	41.8%	829,040	44.2%	1,680,291	42.3%	1,672,946	44.2%
Other operating expenses	590,616	29.5%	532,504	28.4%	1,134,916	28.5%	1,014,582	26.8%
Supplies expense	327,650	16.4%	302,728	16.1%	655,710	16.5%	624,155	16.5%
Depreciation and amortization	94,304	4.7%	95,004	5.1%	187,630	4.7%	189,538	5.0%
Lease and rental expense	24,035	1.2%	20,482	1.1%	48,189	1.2%	41,334	1.1%
Subtotal-operating expenses	1,872,936	93.5%	1,779,758	94.9%	3,706,736	93.2%	3,542,555	93.5%
Income from operations	130,143	6.5%	95,758	5.1%	269,875	6.8%	245,277	6.5%
Interest expense, net	(503)	(0.0)%	478	0.0%	(1,080)	(0.0)%	1,116	0.0%
Other (income) expense, net	119	0.0%	221	0.0%	7,132	0.2%	422	0.0%
Income before income taxes	$130,527	6.5%	$95,059	5.1%	$263,823	6.6%	$243,739	6.4%

Three-month periods ended June 30, 2023 and 2022:

During the three-month period ended June 30, 2023, as compared to the comparable prior year quarter, net revenues from our acute care hospital services increased by $128 million, or 6.8%, due to: (i) the $173 million, or 9.7% increase in Same Facility revenues, as discussed above, and; (ii) $45 million of other combined net decreases consisting primarily of decreased revenues at Desert Springs and decreased provider tax assessments, partially offset by the revenues generated at a 170-bed acute care hospital located in Reno, Nevada, that opened in April, 2022 (this facility was reflected in our acute care hospital services' operating results effective May 1st of each year).

Income before income taxes increased by $35 million, or 37%, to $131 million, or 6.5% of net revenues during the second quarter of 2023, as compared to $95 million, or 5.1% of net revenues during the second quarter of 2022. The $35 million increase in income before income taxes from our acute care hospital services resulted from the $30 million, or 28%, increase in income before income taxes from our acute care hospital services, on a Same Facility basis, as discussed above, and $5 million of other combined net increases related primarily to the decreased losses incurred at the new hospital located in Reno, Nevada, that opened in early April, 2022.

During the three-month period ended June 30, 2023, as compared to the comparable quarter of 2022, salaries, wages and benefits expense increased by $7 million, or 0.9%. The increase was due primarily to the above-mentioned $29 million increase related to our acute care hospital services, on a Same Facility basis, partially offset by a combined net decrease of $22 million resulting primarily from decreased salaries, wages and benefits expense related to Desert Springs.

Other operating expenses increased $58 million, or 10.9%, during the second quarter of 2023, as compared to the comparable quarter of 2022. The increase was due primarily to the $79 million above-mentioned increase related to our acute care hospital services, on a Same Facility basis, partially offset by a combined net decrease of $21 million resulting primarily from decreased provider tax assessments and decreased operating expenses related to Desert Springs.

Supplies expense increased by $25 million, or 8.2%, during the second quarter of 2023, as compared to the comparable quarter of 2022. The increase was due primarily to the above-mentioned $31 million increase related to our acute care hospital services, on a Same Facility basis, partially offset by a combined net decrease of $6 million resulting primarily from decreased supplies expense related to Desert Springs.

Six-month periods ended June 30, 2023 and 2022:

During the six-month period ended June 30, 2023, as compared to the comparable prior year period, net revenues from our acute care hospital services increased by $189 million, or 5.0%, due to: (i) the $238 million, or 6.6% increase in Same Facility revenues, as discussed above, and; (ii) $49 million of other combined net decreases consisting primarily of decreased revenues at Desert Springs and decreased provider tax assessments, partially offset by the revenues generated at a 170-bed acute care hospital located in Reno, Nevada, that opened in early April, 2022 (this facility was reflected in our acute care hospital services' operating results effective May 1st of each year).

Income before income taxes increased by $20 million, or 8%, to $264 million, or 6.6% of net revenues during the first six months of 2023, as compared to $244 million, or 6.4% of net revenues during the comparable period of 2022. The $20 million increase in income before income taxes from our acute care hospital services resulted from the $29 million, or 11%, increase in income before income taxes at our acute care hospital services, on a Same Facility basis, as discussed above, and $9 million of other combined net decreases related primarily to the increased losses incurred at Desert Springs.

During the six-month period ended June 30, 2023, as compared to the comparable period of 2022, salaries, wages and benefits expense increased by $7 million, or 0.4%. The increase was due primarily to the above-mentioned $28 million increase related to our acute care hospital services, on a Same Facility basis, partially offset by a combined net decrease of $21 million resulting primarily from decreased salaries, wages and benefits expense related to Desert Springs.

Other operating expenses increased $120 million, or 11.9%, during the first six months of 2023, as compared to the comparable period of 2022. The increase was due primarily to the $137 million above-mentioned increase related to our acute care hospital services, on a Same Facility basis, partially offset by combined a decrease of $17 million resulting primarily from decreased provider tax assessments and decreased operating expenses related to Desert Springs.

Supplies expense increased by $32 million, or 5.1%, during the first six months of 2023, as compared to the comparable period of 2022. The increase was due primarily to the above-mentioned $38 million increase related to our acute care hospital services, on a Same Facility basis, partially offset by a combined net decrease of $6 million resulting primarily from decreased supplies expense related to Desert Springs.

Please see Results of Operations - Clinical Staffing, Physician Related Expenses, Effects of Inflation and COVID-19 above for additional disclosure regarding the factors impacting our operating costs.

Charity Care and Uninsured Discounts:

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three and six-month periods ended June 30, 2023 and 2022:

Uncompensated care:

Amounts in millions	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2023	%	2022	%	2023	%	2022	%
Charity care	$150	26%	$205	33%	$343	29%	$420	38%
Uninsured discounts	426	74%	419	67%	844	71%	674	62%
Total uncompensated care	$576	100%	$624	100%	$1,187	100%	$1,094	100%

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Amounts in millions	2023	2022	2023	2022
Estimated cost of providing charity care	$15	$22	$34	$45
Estimated cost of providing uninsured discounts related care	42	46	82	73
Estimated cost of providing uncompensated care	$57	$68	$116	$118

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

The following table summarizes the results of operations for our behavioral health care facilities, on a Same Facility basis, and is used in the discussions below for the three and six-month periods ended June 30, 2023 and 2022 (dollar amounts in thousands):

Same Facility—Behavioral Health

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,517,005	100.0%	$1,407,147	100.0%	$2,976,724	100.0%	$2,737,959	100.0%
Operating charges:
Salaries, wages and benefits	843,222	55.6%	767,333	54.5%	1,649,168	55.4%	1,513,493	55.3%
Other operating expenses	296,203	19.5%	274,146	19.5%	573,572	19.3%	542,694	19.8%
Supplies expense	53,773	3.5%	52,373	3.7%	106,103	3.6%	101,991	3.7%
Depreciation and amortization	46,554	3.1%	45,280	3.2%	91,555	3.1%	90,762	3.3%
Lease and rental expense	11,203	0.7%	10,415	0.7%	21,785	0.7%	20,676	0.8%
Subtotal-operating expenses	1,250,955	82.5%	1,149,547	81.7%	2,442,183	82.0%	2,269,616	82.9%
Income from operations	266,050	17.5%	257,600	18.3%	534,541	18.0%	468,343	17.1%
Interest expense, net	993	0.1%	1,360	0.1%	2,071	0.1%	2,587	0.1%
Other (income) expense, net	(733)	(0.0)%	(643)	(0.0)%	(1,309)	(0.0)%	(758)	(0.0)%
Income before income taxes	$265,790	17.5%	$256,883	18.3%	$533,779	17.9%	$466,514	17.0%

Three-month periods ended June 30, 2023 and 2022:

During the three-month period ended June 30, 2023, as compared to the comparable prior year quarter, net revenues from our behavioral health services, on a Same Facility basis, increased by $110 million or 7.8%. Income before income taxes increased by $9 million, or 4%, amounting to $266 million or 17.5% of net revenues during the second quarter of 2023, as compared to $257 million or 18.3% of net revenues during the second quarter of 2022.

During the three-month period ended June 30, 2023, net revenue per adjusted admission increased by 4.4% while net revenue per adjusted patient day increased by 6.2%, as compared to the comparable quarter of 2022. During the three-month period ended June 30, 2023, as compared to the comparable prior year quarter, inpatient admissions and adjusted admissions to our behavioral health care hospitals increased by 3.0% and 3.3%, respectively. Patient days at these facilities increased by 1.2% and adjusted patient days increased by 1.5% during the three-month period ended June 30, 2023, as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 13.3 days and 13.5 days during the three-month periods ended June 30, 2023 and 2022, respectively. The occupancy rate, based on the average available beds at these facilities, was 72% during each of the three-month periods ended June 30, 2023 and 2022.

On a Same Facility basis during the three-month period ended June 30, 2023, as compared to the comparable quarter of 2022, salaries, wages and benefits expense increased $76 million or 9.9%. The increase during the second quarter of 2023, as compared to the second quarter of 2022, was due to a 5.8% increase in salaries, wages and benefits expense per average full time equivalent employee, as well as a 3.9% increase in the average number of full-time equivalent employees. The increased staffing was due, in part, to increased patient volumes. As a percentage of net revenues during each quarter, salaries, wages and benefits expense increased to 55.6% during the second quarter of 2023 as compared to 54.5% during the second quarter of 2022.

Other operating expenses increased $22 million, or 8.0%, during the second quarter of 2023, as compared to the comparable quarter of 2022. The increase during the second quarter of 2023, as compared to the second quarter of 2022, was due, in part, to increased patient volumes. As a percentage of net revenues during each quarter, other operating expenses remained unchanged at 19.5% during each of three-month periods ended June 30, 2023 and 2022.

Supplies expense increased $1 million, or 2.7%, during the second quarter of 2023, as compared to the second quarter of 2022.

Six-month periods ended June 30, 2023 and 2022:

During the six-month period ended June 30, 2023, as compared to the comparable prior year period, net revenues from our behavioral health services, on a Same Facility basis, increased by $239 million or 8.7%. Income before income taxes increased by $67 million, or 14%, amounting to $534 million or 17.9% of net revenues during the first six months of 2023, as compared to $467 million or 17.0% of net revenues during the comparable period of 2022.

During the six-month period ended June 30, 2023, net revenue per adjusted admission increased by 3.3% while net revenue per adjusted patient day increased by 5.6%, as compared to the comparable period of 2022. During the six-month period ended June 30, 2023, as compared to the comparable prior year period, inpatient admissions and adjusted admissions to our behavioral health care hospitals increased by 5.2% and 5.4%, respectively. Patient days at these facilities increased by 2.9% and adjusted patient days increased by 3.1% during the six-month period ended June 30, 2023, as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 13.2 days and 13.5 days during the six-month periods ended June 30, 2023 and 2022, respectively. The occupancy rate, based on the average available beds at these facilities, was 72% and 71% during the six-month periods ended June 30, 2023 and 2022, respectively.

On a Same Facility basis during the six-month period ended June 30, 2023, as compared to the comparable period of 2022, salaries, wages and benefits expense increased $136 million or 9.0%. The increase during the first six months of 2023, as compared to the comparable period of 2022, was due to a 4.0% increase in salaries, wages and benefits expense per average full-time equivalent employee, as well as a 4.7% increase in the average number of full time equivalent employees. The increased staffing was due, in part, to increased patient volumes. As a percentage of net revenues during each period, salaries, wages and benefits expense increased slightly to 55.4% during the first six months of 2023 as compared to 55.3% during the comparable period of 2022.

Other operating expenses increased $31 million, or 5.7%, during the first six months of 2023, as compared to the comparable period of 2022. The increase during the first six months of 2023, as compared to the comparable period of 2022, was due, in part, to increased patient volumes. As a percentage of net revenues during each period, other operating expenses decreased to 19.3% during the six-month period ended June 30, 2023 as compared to 19.8% during the comparable period of 2022.

Supplies expense increased $4 million, or 4.0%, during the first six months of 2023, as compared to the comparable period of 2022.

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care services during the three and six-month periods ended June 30, 2023 and 2022. These amounts include: (i) our behavioral health care results on a Same Facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the results of facilities acquired or opened during the past year (if applicable) as well as the results of certain facilities that were closed or restructured during the past year. Dollar amounts below are reflected in thousands.

	Three months ended June 30, 2023		Three months ended June 30, 2022		Six months ended June 30, 2023		Six months ended June 30, 2022
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,542,194	100.0%	$1,433,920	100.0%	$3,032,683	100.0%	$2,800,387	100.0%
Operating charges:
Salaries, wages and benefits	844,308	54.7%	773,966	54.0%	1,654,094	54.5%	1,527,852	54.6%
Other operating expenses	322,518	20.9%	299,782	20.9%	627,750	20.7%	598,249	21.4%
Supplies expense	53,837	3.5%	52,655	3.7%	106,325	3.5%	102,832	3.7%
Depreciation and amortization	46,778	3.0%	45,863	3.2%	92,397	3.0%	91,942	3.3%
Lease and rental expense	11,255	0.7%	10,973	0.8%	21,923	0.7%	21,793	0.8%
Subtotal-operating expenses	1,278,696	82.9%	1,183,239	82.5%	2,502,489	82.5%	2,342,668	83.7%
Income from operations	263,498	17.1%	250,681	17.5%	530,194	17.5%	457,719	16.3%
Interest expense, net	993	0.1%	1,366	0.1%	2,204	0.1%	2,731	0.1%
Other (income) expense, net	(1,188)	(0.1)%	(643)	(0.0)%	(2,059)	(0.1)%	(758)	(0.0)%
Income before income taxes	$263,693	17.1%	$249,958	17.4%	$530,049	17.5%	$455,746	16.3%
Three-month periods ended June 30, 2023 and 2022:

During the three-month period ended June 30, 2023, as compared to the comparable prior year quarter, net revenues generated from our behavioral health services increased by $108 million, or 7.6%. The increase was primarily attributable to the $110 million, or 7.8%, increase in net revenues at our behavioral health facilities, on a Same Facility basis, as discussed above.

Income before income taxes increased by $14 million, or 6%, to $264 million or 17.1% of net revenues during the second quarter of 2023, as compared to $250 million or 17.4% of net revenues during the second quarter of 2022. The increase in income before income taxes at our behavioral health facilities during the second quarter of 2023, as compared to the comparable quarter of 2022, was primarily attributable to the $9 million, or 4% increase in income before income taxes generated at our behavioral health facilities, on a Same Facility basis, as discussed above.

During the three-month period ended June 30, 2023, as compared to the comparable quarter of 2022, salaries, wages and benefits expense increased by $70 million or 9.1%. The increase was due primarily to the above-mentioned $76 million increase related to our behavioral health facilities, on a Same Facility basis.

Other operating expenses increased by $23 million, or 7.6%, during the second quarter of 2023, as compared to the comparable quarter of 2022. The increase was due primarily to the above-mentioned $22 million increase related to our behavioral health facilities, on a Same Facility basis.

Supplies expense increased $1 million, or 2.2%, during the second quarter of 2023, as compared to the second quarter of 2022.

Six-month periods ended June 30, 2023 and 2022:

During the six-month period ended June 30, 2023, as compared to the comparable prior year period, net revenues generated from our behavioral health services increased by $232 million, or 8.3%. The increase was primarily attributable to the $239 million, or 8.7%, increase in net revenues at our behavioral health facilities, on a Same Facility basis, as discussed above.

Income before income taxes increased by $74 million, or 16%, to $530 million or 17.5% of net revenues during the first six months of 2023, as compared to $456 million or 16.3% of net revenues during the comparable period of 2022. The increase in income before income taxes at our behavioral health facilities during the first six months of 2023, as compared to the comparable period of 2022, was primarily attributable to the $67 million, or 14% increase in income before income taxes generated at our behavioral health facilities, on a Same Facility basis, as discussed above.

During the six-month period ended June 30, 2023, as compared to the comparable period of 2022, salaries, wages and benefits expense increased by $126 million or 8.3%. The increase was due primarily to the above-mentioned $136 million increase related to our behavioral health facilities, on a Same Facility basis.

Other operating expenses increased by $30 million, or 4.9%, during the first six months of 2023, as compared to the comparable period of 2022. The increase was due primarily to the above-mentioned $31 million increase related to our behavioral health facilities, on a Same Facility basis.

Supplies expense increased $3 million, or 3.4%, during the first six months of 2023, as compared to the comparable period of 2022.

Please see Results of Operations - Clinical Staffing, Physician Related Expenses, Effects of Inflation and COVID-19 above for additional disclosure regarding the factors impacting our operating costs.

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

In 2010, the Patient Protection and Affordable Care Act, as amended by the Health and Education Reconciliation Act (collectively, the “Legislation”) was enacted and its two primary goals were to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses. The Legislation revised reimbursement under the Medicare and Medicaid programs to emphasize the efficient delivery of high-quality care and contains a number of incentives and penalties under these programs to achieve these goals. The Legislation provides for reductions to Medicaid DSH payments which are scheduled to begin in 2024.

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

In addition to legislative changes, the Legislation can be significantly impacted by executive branch actions. President Biden has taken executive actions that will strengthen the Legislation and may reverse the policies of the prior administration. To date, the Biden administration has issued executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the ACA or the Medicaid program. The American Rescue Plan Act of 2021's expansion of subsidies to purchase coverage through an exchange contributed to increased exchange enrollment in 2021. The IRA’s extension of the subsidies through 2025 is expected to increase exchange enrollment in future years. The recent and on-going COVID-19 pandemic and related U.S. National Emergency declaration may significantly increase the number of uninsured patients treated at our facilities extending beyond the most recent CBO published estimates due to increased unemployment and loss of group health plan health insurance coverage. It is also anticipated that these policies may create additional cost and reimbursement pressures on hospitals.

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

In August, 2023, CMS published its IPPS 2023 final payment rule which provides for a 3.1% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates (including a change in the Medicare Rural Floor calculation), documenting and coding adjustments, and adjustments mandated by the Legislation are considered, without consideration for the required Medicare DSH payments changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments is approximately 6.6%. Including DSH payments, an increase to the Medicare Outlier threshold and certain other adjustments, we estimate our overall increase from the final IPPS 2024 rule (covering the period of October 1, 2023 through September 30, 2024) will approximate 5.4%.

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

In July, 2023, CMS published its Psych PPS final rule for the federal fiscal year 2024. Under this final rule, payments to our behavioral health care hospitals and units are estimated to increase by 3.3% compared to federal fiscal year 2023. This amount includes the effect of the 3.5% net market basket update which reflects the offset of a 0.2% productivity adjustment.

In July, 2022, CMS published its Psych PPS final rule for the federal fiscal year 2023. Under this final rule, payments to our behavioral health care hospitals and units are estimated to increase by 3.8% compared to federal fiscal year 2022. This amount includes the effect of the 4.1% net market basket update which reflects the offset of a 0.3% productivity adjustment.

On July 7, 2023, in light of the Supreme Court’s decision in American Hospital Association v. Becerra (142 S. Ct. 1896 (2022)) and the district court’s remand to the agency, CMS issued a proposed rule outlining the proposed remedy for the 340B-acquired drug payment policy for calendar years 2018-2022. CMS is publishing this proposed rule to remedy the payment rates the Court held were invalid aspects of this proposed policy will affect nearly all hospitals paid under the OPPS. As part of this proposed remedy, CMS proposes to maintain budget neutrality as required by statute. CMS finalized the 340B policy for calendar year 2018 in 2017 in a budget neutral manner that included increasing payments for non-drug items and services; this payment increase was in effect from calendar years 2018 through 2022. CMS estimates that hospitals were paid $7.8 billion more for non-drug items and services during this time period than they would have been paid in the absence of the 340B payment policy. Because CMS is now making additional payments to affected 340B covered entity hospitals to pay them what they would have been paid had the 340B policy never been implemented, CMS proposes to make a corresponding offset to maintain budget neutrality as if the 340B payment policy had never been in effect. To carry out this required $7.8 billion budget neutrality adjustment, CMS is proposing to reduce future non-drug item and service payments by adjusting the OPPS conversion factor by minus 0.5% starting in calendar year 2025. CMS proposes to continue making this adjustment until the full $7.8 billion is offset, which CMS estimates to be 16 years. The impact of this 0.5% reduction is reflected 2024 OPPS impact percentage noted below.

In July 2023, CMS issued its OPPS proposed rule for 2023. The hospital market basket increase is 3.0% and the productivity adjustment reduction is 0.2% for a net market basket increase of 2.8%. When other statutorily required adjustments and hospital patient service mix are considered, we estimate that our overall Medicare OPPS update for 2024 will aggregate to a net increase of 6.1%. This percentage includes the proposed 0.5% 340B budget neutrality adjustment described above. In addition, this percentage reflects the impact resulting from proposed rural floor changes to the Medicare wage index adjustment factor where certain states, such as California, will materially benefit from this proposed change.

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

In November, 2019, CMS finalized its Hospital Price Transparency rule that implements certain requirements under the June 24, 2019 Presidential Executive Order related to Improving Price and Quality Transparency in American Healthcare to Put Patients First. Under this final rule, effective January 1, 2021, CMS will require: (1) hospitals make public their standard changes (both gross charges and payer-specific negotiated charges) for all items and services online in a machine-readable format, and; (2) hospitals to make public standard charge data for a limited set of “shoppable services” the hospital provides in a form and manner that is more consumer friendly. On November 2, 2021, CMS released a final rule increasing the monetary penalty that CMS can impose on hospitals that fail to comply with the price transparency requirements. We believe that our hospitals are in full compliance with the applicable federal regulations. In July, 2023, CMS proposed multiple provisions, effective as of January 1, 2024, focused on increasing hospital price transparency and compliance enforcement including but not limited to: (1) standard charges data would be posted online using a CMS template, instead of using the hospital’s own form/format; (2) all standard charge information would be encoded with a specified set of data elements (e.g., hospital name; license number; payer/plan name; description of service; billing codes, among others); (3) other technical changes related to increasing consumers’ automated accessibility to hospital standard charges, and; (4) certifications regarding accuracy of standard charge data and related compliance warning notices from CMS and requiring accessibility to health system leadership regarding transparency noncompliance.

In July, 2023, the Departments of Labor, Health and Human Services and the Treasury announced proposed rules that would:

•
Mandate that insurers analyze the outcomes of their coverage to ensure there's equivalent access to mental health care, including provider networks, prior authorization rates and payment for out-of-network providers, and take action to get in compliance;
•
Establish when health plans can’t use prior authorization or other tactics to make it more difficult to access mental health and substance use treatment;
•
Require additional insurers to comply with the 2008 Mental Health Parity and Addiction Equity Act.

While these proposed rules, if adopted, would likely improve patient access to inpatient and outpatient mental health services, we are unable estimate the related potential impact on our results of operations.

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

On April 27, 2023, CMS released two proposed rules addressing access, quality and payment in Medicaid, CHIP, and Medicaid/CHIP Managed Care plans. Together, the Access NPRM and Managed Care NPRM (“Managed Care Rule”) include new and updated proposed requirements for states and managed care plans that would establish consistent access standards, and a standardized approach to transparently review and assess Medicaid payment rates across states. The Managed Care rule also proposes standards to allow enrollees to easily compare plans based on quality and access to providers through the state’s website.

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

On March 26, 2021, THHSC published a final rule that will apply to program periods on or after September 1, 2021, and UHRIP was re-named the Comprehensive Hospital Increase Reimbursement Program (“CHIRP”). CHIRP will be comprised of a UHRIP component and an Average Commercial Incentive Award component. CHIRP has a pool size of $4.7 billion. On March 25, 2022, CMS approved the CHIRP program retroactive to September 1, 2021 through August 31, 2022. The impact of the CHIRP program is reflected in the State Medicaid Supplemental Payment Program Table below including approximately

$12 million of estimated CHIRP revenues which were recorded during the first quarter of 2022, attributable to the period September 1, 2021 through December 31, 2021, net of associated provider taxes. On August 1, 2022, CMS approved the CHIRP program, with a pool of $5.2 billion, for the rate period effective September 1, 2022 to August 31, 2023. On July 31, 2023, CMS approved the CHIRP program, with a pool of $6.5 billion, for the rate period of September 1, 2023 to August 31, 2024.

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

Texas Delivery System Reform Incentive Payments:

In addition, the Texas Medicaid Section 1115 Waiver included a DSRIP pool to incentivize hospitals and other providers to transform their service delivery practices to improve quality, health status, patient experience, coordination, and cost-effectiveness. DSRIP pool payments are incentive payments to hospitals and other providers that develop programs or strategies to enhance access to health care, increase the quality of care, the cost-effectiveness of care provided and the health of the patients and families served. In FFY 2022, DSRIP funding under the waiver is eliminated except for certain carryover DSRIP projects. No revenues were recorded by us during 2023 in connection with this DSRIP program. Included our results of operations during the three and six-month periods ended June 30, 2022, was approximately $18 million of DSRIP revenues.

Summary of Amounts Related To The Above-Mentioned Various State Medicaid Supplemental Payment Programs:

The following table summarizes the revenues, Provider Taxes and net benefit related to each of the above-mentioned Medicaid supplemental programs for three and six-month periods ended June 30, 2023 and 2022. The Provider Taxes are recorded in other operating expenses on the Condensed Consolidated Statements of Income as included herein.

	(amounts in millions)
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Texas UC/UPL:
Revenues	$48	$60	$89	$126
Provider Taxes	(17)	(17)	(32)	(46)
Net benefit	$31	$43	$57	$80

Texas DSRIP:
Revenues	$0	$27	$0	$27
Provider Taxes	0	(9)	0	(9)
Net benefit	$0	$18	$0	$18

Various other state programs:
Revenues	$133	$113	$254	$217
Provider Taxes	(41)	(36)	(83)	(78)
Net benefit	$92	$77	$171	$139

Total all Provider Tax programs:
Revenues	$181	$200	$343	$370
Provider Taxes	(58)	(62)	(115)	(133)
Net benefit	$123	$138	$228	$237

We estimate that our aggregate net benefit from the Texas and various other state Medicaid supplemental payment programs will approximate $495 million (net of Provider Taxes of $275 million) during the year ended December 31, 2023. These amounts are based upon various terms and conditions that are out of our control including, but not limited to, the states’/CMS’s continued approval of the programs and the applicable hospital district or county making IGTs consistent with 2022 levels.

Future changes to these terms and conditions could materially reduce our net benefit derived from the programs which could have a material adverse impact on our future consolidated results of operations. In addition, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our future consolidated results of operations. As described below in 2019 Novel Coronavirus Disease Medicare and Medicaid Payment Related Legislation, a 6.2% increase to the Medicaid Federal Matching Assistance Percentage (“FMAP”) was included in the Families First Coronavirus Response Act. The Consolidated Appropriations Act of 2023 (“CAA of 2023”) provided for the transitional reduction of the 6.2% enhanced FMAP during 2023 to 5.0% during the second quarter, 2.5% during the third quarter and 1.5% during the fourth quarter of 2023. The impact of the enhanced FMAP Medicaid supplemental and DSH payments are reflected in our financial results for the three and six-month periods ended June 30, 2023 and 2022. We are unable to estimate the prospective financial impact of this provision at this time as our financial impact is contingent on unknown state action during future eligible federal fiscal quarters.

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

In connection with these DSH programs, included in our financial results was an aggregate of approximately $14 million and $13 million during the three-month periods ended June 30, 2023 and 2022, respectively, and approximately $25 million and $24 million during the six-month periods ended June 30, 2023 and 2022, respectively. When the final payment methodology changes in Texas as discussed below are implemented, we expect the aggregate reimbursements to our hospitals pursuant to the Texas and South Carolina 2023 fiscal year programs to be approximately $50 million. On June 16, 2023, the THHSC published a final rule that modified both the Medicaid DSH and Medicaid UC payment methodologies for the period of October 1, 2023 to September 30, 2024. THHSC's financial modeling estimates indicate this final rule would reduce our annual Medicaid DSH and Medicaid UC payments by approximately $8 million.

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

Our behavioral health care facilities in Texas have been receiving Medicaid DSH payments since FFY 2016. As with all Medicaid DSH payments, hospitals are subject to state audits that typically occur up to three years after their receipt. DSH payments are subject to a federal Hospital Specific Limit (“HSL”) and are not fully known until the DSH audit results are concluded. In general, freestanding psychiatric hospitals tend to provide significantly less charity care than acute care hospitals and therefore are at more risk for retroactive recoupment of prior year DSH payments in excess of their respective HSL. In light of the retroactive HSL audit risk for freestanding psychiatric hospitals, we have established DSH reserves for our facilities that have been receiving funds since FFY 2016. These DSH reserves are also impacted by the resolution of federal DSH litigation related to Children’s Hospital Association of Texas v. Azar (“CHAT”) where the calculation of HSL was being challenged. In August, 2019, DC Circuit Court of Appeals issued a unanimous decision in CHAT and reversed the judgment of the district court in favor of CMS and ordered that CMS’s “2017 Rule” (regarding Medicaid DSH Payments—Treatment of Third Party Payers in Calculating Uncompensated Care Costs) be reinstated. CMS has not issued any additional guidance post the ruling. In April 2020, the plaintiffs in the case have petitioned the Supreme Court of the United States to hear their case. Additionally, there have been separate legal challenges on this same issue in the Fifth and Eight Circuits. On November 4, 2019, in Missouri Hosp. Ass’n v. Azar, the United States Court of Appeals for the Eighth Circuit issued an opinion upholding the 2017 Rule. On April 20, 2020, in Baptist Memorial Hospital v. Azar, the

United States Court of Appeals of the Fifth Circuit issued a decision also upholding the 2017 Rule. In light of these court decisions, we continue to maintain reserves in the financial statements for cumulative Medicaid DSH and UC reimbursements related to our behavioral health hospitals located in Texas that amounted to $34 million as of June 30, 2023 and $42 million as of December 31, 2022.

Nevada SPA and SDP:

State Plan Amendment ("SPA")

CMS initially approved an SPA in Nevada in August, 2014 and this SPA has been approved for additional state fiscal years, including the 2023 fiscal year covering the period of July 1, 2022 through June 30, 2023.

In connection with this program, included in our financial results was approximately $10 million and $5 million during the three-month periods ended June 30, 2023 and 2022, respectively, and approximately $17 million and $11 million during the six-month periods ended June 30, 2023 and 2022, respectively. We estimate that our reimbursements pursuant to this program will approximate $27 million during the year ended December 31, 2023.

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
o
We anticipate state and federal approval of the fee for service upper payment limit component, which is expected to be effective as of October 1, 2023, to occur during 2023. If approved, we estimate that our aggregate net reimbursements pursuant to this program (net of related provider taxes) will approximate $3 million during the year ended December 31, 2023.
•
Medicaid managed care SDP component.
o
We cannot predict whether or not the managed care component will ultimately receive state and federal approval. If approved, which could be effective as of January 1, 2024, we cannot predict the timing or amount of aggregate net reimbursements, which could be material, that we may receive in connection with this program.

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

California Hospital Fee Program CMS Approval Status:

Hospital Fee Program Component	CMS Methodology Approval Status	CMS Rate Setting Approval Status
Fee For Service Payment	Approved through December 31, 2022	Approved through December 31, 2021; Paid through December 31, 2022
Managed Care-Pass-Through Payment	Approved through December 31, 2022	Approved through December 31, 2020; Paid in advance of approval through December 31, 2021
Managed Care-Directed Payment	Approved through December 31, 2022	Approved through December 31, 2020; Paid in advance of approval through June 30, 2021

In connection with the existing program, included in our financial results was approximately $13 million during each of the three-month periods ended June 30, 2023 and 2022, and approximately $23 million and $27 million during the six-month periods ended June 30, 2023 and 2022, respectively. We estimate that our reimbursements pursuant to this program will approximate $48 million during the year ended December 31, 2023. The aggregate impact of the California supplemental payment program, as outlined above, is included in the above State Medicaid Supplemental Payment Program table.

Kentucky Hospital Rate Increase Program (“HRIP”):

In early 2021, CMS approved the Kentucky Medicaid Managed Care Hospital Rate Increase Program (“HRIP”). Included in our financial results in connection with this program was approximately $23 million and $13 million during the three-month periods ended June 30, 2023 and 2022, respectively, and approximately $42 million and $30 million during the six-month periods ended June 30, 2023 and 2022, respectively.

Programs such as HRIP require an annual state submission and approval by CMS. In February, 2023, CMS approved the program for the period of January 1, 2023 through December 31, 2023 at rates comparable to the prior year. We estimate that our reimbursements pursuant to HRIP will approximate $70 million during the year ended December 31, 2023.

Florida Medicaid Managed Care Directed Payment Program (“DPP”):

The Florida DPP provides for an additional payment for Medicaid managed care contracted services. The DPP requires various related legislative and regulatory approvals each year. We did not record any revenues in connection with this program during the three and six-month periods ended June 30, 2023 or 2022. We estimate that our reimbursements pursuant to this DPP will approximate $32 million during the year ended December 31, 2023.

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

In connection with this program, included in our financial results was approximately $14 million and $19 million during the three-month periods ended June 30, 2023 and 2022, respectively, and approximately $21 million and $25 million during the six-month periods ended June 30, 2023 and 2022, respectively. We estimate that our reimbursements pursuant to these supplemental payment programs will approximate $41 million during the year ended December 31, 2023.

Idaho Medicaid Upper Payment Limit (“UPL”) Program

During the first quarter of 2023, Idaho modified their Medicaid UPL program for the period July 1, 2022 to June 30, 2023, which resulted in the state increasing the amount of the UPL pool size. In connection with this program, included in our financial results was approximately $4 million and $1 million during the three-month periods ended June 30, 2023 and 2022, respectively, and approximately $15 million and $1 million during the six-month periods ended June 30, 2023 and 2022, respectively. Approximately $7 million of the amount included in our financial results during the six-month period ended June 30, 2023 related to the prior year. We anticipate that future UPL program payments will be made at comparable levels. We estimate that our revenues pursuant to this UPL program will approximate $21 million during the year ended December 31, 2023.

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

The Legislation required HHS to implement a value-based purchasing program for inpatient hospital services which became effective on October 1, 2012. The Legislation requires HHS to reduce inpatient hospital payments for all discharges by 2% in FFY 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions. As part of the FFY 2022 IPPS final rule and FFY 2023 final rule, as discussed above, and as a result of the COVID-19 pandemic, CMS has implemented a budget neutral payment policy to fully offset the 2% VBP withhold during each of FFY 2022 and FFY 2023.

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

Public Health Emergency Declaration

•
The HHS Secretary renewed the PHE effective February 11, 2023, for 90 days. As a result, certain Medicare payment provisions contingent on the PHE were extended including the twenty percent (20%) Medicare add-on for inpatient hospital COVID-19 patients noted below. Pursuant to formal notice subsequently published by HHS, the PHE expired on May 11, 2023.

Reimburse hospitals at Medicare rates for uncompensated COVID-19 care for the uninsured

•
Our financial results for the three and six-month periods ended June 30, 2023 include no revenues recorded in connection with this program. Our financial results for the three and six-month periods ended June 30, 2022 included approximately $1 million and $18 million, respectively, of revenues recorded in connection with this program.
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
•
Our financial results for the three and six-month periods ended June 30, 2023 included no revenues related to this program. Our financial results for the three and six-month periods ended June 30, 2022, included approximately $6 million and $17 million, respectively, of revenues recorded in connection with this program.

Medicare add-on for inpatient hospital COVID-19 patients

•
Increases the payment that would otherwise be made to a hospital for treating a Medicare patient admitted with COVID-19 by twenty percent (20%) for the duration of the COVID-19 public health emergency.
•
Included in our financial results were revenues of approximately $1 million and $3 million during the three-month periods ended June 30, 2023 and 2022, respectively, and approximately $6 million and $19 million during the six-month periods ended June 30, 2023 and 2022, respectively, recorded in connection with this program. These payments were intended to offset the increased expenses associated with the treatment of Medicare COVID-19 patients.

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

Other Operating Results

Interest Expense:

As reflected on the schedule below, interest expense was $49 million and $26 million during the three-month periods ended June 30, 2023 and 2022, respectively, and $100 million and $47 million during the six-month periods ended June 30, 2023 and 2022, respectively (amounts in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Revolving credit & demand notes (a.)	$3,711	$3,977	$9,338	$6,312
Tranche A term loan facility (a.)	38,684	9,507	74,746	15,533
$800 million, 2.65% Senior Notes due 2030 (b.)	5,357	5,357	10,713	10,713
$700 million, 1.65% Senior Notes due 2026 (c.)	2,931	2,931	5,863	5,863
$500 million, 2.65% Senior Notes due 2032 (d.)	3,345	3,345	6,690	6,690
Accounts receivable securitization program (e.)	-	10	-	20
Subtotal-revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	54,028	25,127	107,350	45,131
Amortization of financing fees	1,259	1,117	2,517	2,222
Other combined interest expense	378	1,706	813	3,611
Capitalized interest on major projects	(6,612)	(2,211)	(10,621)	(3,539)
Interest income	(222)	(63)	(352)	(76)
Interest expense, net	$48,831	$25,676	$99,707	$47,349
(a.)
As of June 30, 2023, our credit agreement dated November 15, 2010, as amended, provided for the following:
•
a $1.2 billion aggregate amount revolving credit facility that is scheduled to mature in August, 2026 (which, as of June 30, 2023, had $946 million of aggregate available borrowing capacity net of $250 million of outstanding borrowings and $4 million of letters of credit), and;
•
a tranche A term loan facility with $2.31 billion of outstanding borrowings as of June 30, 2023 (including the $700 million increase that occurred in June, 2022).
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

Interest expense increased approximately $23 million, or 90%, during the three-month period ended June 30, 2023, as compared to the three-month period ended June 30, 2022. The increase was primarily due to: (i) a net $29 million increase in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facilities and accounts receivable securitization program (as applicable), resulting from an increase in our aggregate average cost of borrowings pursuant to these facilities (4.7% during the second quarter of 2023 as compared to 2.24% during the comparable quarter of 2022), as well as an increase in the aggregate average outstanding borrowings pursuant to these facilities ($4.52 billion during the second quarter of 2023 as compared to $4.41 billion during the second quarter of 2022), partially offset by; (ii) a net $6 million decrease in other combined interest expenses, including a $4 million increase in capitalized interest on major projects. The average effective interest rates, including amortization of deferred financing costs and original issue discount, on borrowings outstanding under our revolving credit, demand notes, senior notes, term loan A facility and accounts receivable securitization program (as applicable), which amounted to approximately $4.52 billion and $4.41 billion during the second quarters of 2023 and 2022, respectively, were 4.8% and 2.4% during the three-month periods ended June 30, 2023 and 2022, respectively.

Interest expense increased approximately $52 million, or 111%, during the six-month period ended June 30, 2023, as compared to the six-month period ended June 30, 2022. The increase was primarily due to: (i) a net $62 million increase in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facilities and accounts receivable securitization program (as applicable), resulting from an increase in our aggregate average cost of borrowings pursuant to these facilities (4.6% during the first six months of 2023 as compared to 2.06% during the comparable period of 2022), as well as an increase in the aggregate average outstanding borrowings pursuant to these facilities ($4.59 billion during 2023 as compared to $4.33 billion during 2022), partially offset by; (ii) a net $10 million decrease in other combined interest expenses, including a $7 million increase in capitalized interest on major projects . The average effective interest rates, including amortization of deferred financing costs and original issue discount, on borrowings outstanding under our revolving credit, demand notes, senior notes, term loan A facility and accounts receivable securitization program (as applicable), which amounted to approximately $4.59 billion and $4.33 billion during the six-month periods ended June 30, 2023 and 2022, respectively, were 4.8% and 2.17% during the six-month periods ended June 30, 2023 and 2022, respectively.

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three and six-month periods ended June 30, 2023 and 2022 (dollar amounts in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Provision for income taxes	$55,393	$50,949	$107,119	$99,911
Income before income taxes	224,695	209,730	438,796	409,713
Effective tax rate	24.7%	24.3%	24.4%	24.4%

The provision for income taxes increased $4 million during the second quarter of 2023, as compared to the second quarter of 2022, due primarily to the income tax expense recorded in connection with a $12 million increase in pre-tax income (consisting of $15 million increase in income before income taxes partially offset by a $3 million decrease in the losses attributable to noncontrolling interests).

The provision for income taxes increased $7 million during the six-month period ended June 30, 2023, as compared to the comparable period of 2022, due primarily to the income tax expense recorded in connection with the $24 million increase in pre-tax income (consisting of $29 million increase in income before income taxes partially offset by a $5 million decrease in the losses attributable to noncontrolling interests).

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $654 million during the six-month period ended June 30, 2023 and $478 million during the first six months of 2022. The net increase of $176 million was attributable to the following:

•
a favorable change of $119 million from other working capital accounts due primarily to the timing of disbursements for accrued compensation and accounts payable;
•
a favorable change of $14 million resulting from an increase in net income plus depreciation and amortization expense, stock-based compensation expense and gain/loss on sale of assets and businesses, and;
•
$43 million of other combined net favorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the six-month periods. The result is divided into the accounts receivable balance at June 30th of each year to obtain the DSO. Our DSO were 54 days and 50 days at June 30, 2023 and 2022, respectively.

Net cash used in investing activities

During the first six months of 2023, we used $348 million of net cash in investing activities as follows:

•
$337 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;
•
$31 million paid in connection with net cash outflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates;
•
$24 million received from the sales of assets and businesses, and;
•
$4 million spent on the acquisition of businesses and property.

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

Net cash used in financing activities

During the first six months of 2023, we used $330 million of net cash in financing activities as follows:

•
spent $210 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our stock repurchase program ($192 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($18 million);
•
spent $94 million on net repayments of debt as follows: (i) $60 million related to our revolving credit facility; (ii) $30 million related to our tranche A term loan facility, and; (iii) $4 million related to other debt facilities;
•
spent $28 million to pay quarterly cash dividends of $.20 per share;
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
•
spent $30 million to pay quarterly cash dividends of $.20 per share;
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

Expected capital expenditures during remainder of 2023

During the full year of 2023, we expect to spend approximately $725 million to $875 million on capital expenditures which includes expenditures for capital equipment, construction of new facilities, and renovations and expansions at existing hospitals. During the first six months of 2023, we spent approximately $337 million on capital expenditures. During the remaining six months of 2023, we expect to spend approximately $388 million to $538 million on capital expenditures.

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

As of June 30, 2023, our Credit Agreement provided for the following:

•
a $1.2 billion aggregate amount revolving credit facility that is scheduled to mature in August, 2026 (which, as of June 30, 2023, had $946 million of aggregate available borrowing capacity net of $250 million of outstanding borrowings and $4 million of letters of credit), and;
•
a tranche A term loan facility with $2.31 billion of outstanding borrowings as of June 30, 2023 (including the $700 million increase provided for by the ninth amendment in June, 2022).

The tranche A term loan facility provides for installment payments of $15.0 million per quarter during the period of September, 2022 through September, 2023, and $30.0 million per quarter during the period of December, 2023 through June, 2026. The unpaid principal balance at June 30, 2026 is payable on the August 24, 2026 scheduled maturity date of the Credit Agreement.

Revolving credit and tranche A term loan borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month term SOFR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month term SOFR rate plus 0.1% (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625%. As of June 30, 2023, the applicable margins were 0.50% for ABR-based loans and 1.50% for SOFR-based loans under the revolving credit and term loan A facilities. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries, if sold to a receivables facility pursuant to the Credit Agreement.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens, indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of June 30, 2023 and December 31, 2022.

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

As of June 30, 2023, we had combined aggregate principal of $2.0 billion from the following senior secured notes:

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

As discussed in Note 2 to the Consolidated Financial Statements-Relationship with Universal Health Realty Income Trust and Other Related Party Transactions, on December 31, 2021, we (through wholly-owned subsidiaries of ours) entered into an asset purchase and sale agreement with Universal Health Realty Income Trust (the “Trust”). Pursuant to the terms of the agreement, which was amended during the first quarter of 2022, we, among other things, transferred to the Trust, the real estate assets of Aiken Regional Medical Center (“Aiken”) and Canyon Creek Behavioral Health (“Canyon Creek”). In connection with this transaction, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases, as amended, (with the Trust as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. As a result of our purchase option within the Aiken and Canyon Creek lease agreements, this asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust are recorded to interest expense and as a reduction of the outstanding financial liability, and the amount allocated to interest expense is determined based upon our incremental borrowing rate and the outstanding financial liability. In connection with this transaction, our condensed consolidated balance sheets at June 30, 2023 and December 31, 2022 reflect financial liabilities, which are included in debt, of approximately $79 million and $81 million, respectively.

At June 30, 2023, the carrying value and fair value of our debt were approximately $4.7 billion and $4.4 billion, respectively. At December 31, 2022, the carrying value and fair value of our debt were approximately $4.8 billion and $4.4 billion, respectively. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was approximately 44% at June 30, 2023 and 45% at December 31, 2022.

We expect to finance all capital expenditures and acquisitions and pay dividends and potentially repurchase shares of our common stock utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing revolving credit facility, which had $946 million of available borrowing capacity as of June 30, 2023, or through refinancing the existing Credit Agreement; (ii) the issuance of other short-term and/or long-term debt, and/or; (iii) the issuance of equity. We believe that our operating cash flows, cash and cash equivalents, available commitments under existing agreements, as well as access to the capital markets, provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months. However, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Supplemental Guarantor Financial Information

As of June 30, 2023, we had combined aggregate principal of $2.0 billion from The Notes:

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

The Notes are structurally subordinated to all obligations of our existing and future subsidiaries that are not and do not become Subsidiary Guarantors of The Notes. No appraisal of the value of the collateral has been made, and the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. Consequently, liquidating the collateral securing The Notes may not produce proceeds in an amount sufficient to pay any amounts due on The Notes.

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

The summarized balance sheet information for the consolidated obligor group of debt issued by Universal Health Services, Inc. is presented in the table below:

(in thousands)	June 30, 2023	December 31, 2022
Current assets	$2,102,224	$2,062,900
Noncurrent assets (1)	8,859,375	8,773,036
Current liabilities	1,747,372	1,686,005
Noncurrent liabilities	5,538,984	5,587,141
Due to non-guarantors	926,530	942,731
(1) Includes goodwill of $3,267 million and $3,273 million as of June 30, 2023 and December 31, 2022, respectively.

The summarized results of operations information for the consolidated obligor group of debt issued by Universal Health Services, Inc. is presented in the table below:

	Six Months Ended	Twelve Months Ended
(in thousands)	June 30, 2023	December 31, 2022
Net revenues	$5,674,258	$10,853,259
Operating charges	5,131,617	9,947,778
Interest expense, net	102,465	193,486
Other (income) expense, net	19,164	7,487
Net income	$301,671	$532,047

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

Off-Balance Sheet Arrangements

During the three months ended June 30, 2023 there have been no material changes in the off-balance sheet arrangements consisting of standby letters of credit and surety bonds.

As of June 30, 2023 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $180 million consisting of: (i) $170 million related to our self-insurance programs, and; (ii) $10 million of other debt and public utility guarantees.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risk during the three months ended June 30, 2023. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures

As of June 30, 2023, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6-Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report for a description of our legal proceedings. Such information is hereby incorporated by reference.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2022 includes a listing of risk factors to be considered by investors in our securities. During the second quarter of 2023, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

As reflected below, during the three-month period ended June 30, 2023, we have repurchased 758,578 shares at an aggregate cost of approximately $113.42 million (approximately $149.52 per share) pursuant to the terms of our stock repurchase program. In addition, during the three-month period ended June 30, 2023, 79,101 shares were repurchased in connection with income tax withholding obligations resulting from stock-based compensation programs.

During the period of April 1, 2023 through June 30, 2023, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid for shares purchased as part of publicly announced program (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands)
April, 2023	$-	44,056	115	$0.01	—	$-	$-	—	$868,707
May, 2023	$-	10,007	336	$0.01	—	$-	$-	—	$868,707
June, 2023	$-	783,616	216	$0.01	758,578	$149.52	$113,424	—	$755,283
Total April through June, 2023	$-	837,679	667	$0.01	758,578	149.52	$113,424

Dividends

During the quarter ended June 30, 2023, we declared and paid dividends of $.20 per share. Dividend equivalents are accrued on unvested restricted stock units and will be paid upon vesting of the restricted stock unit.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended June 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

22.1	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document –the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: August 8, 2023	/s/ Marc D. Miller
Marc D. Miller,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)