Form 10-Q
period 2023-09-30
UNIVERSAL HEALTH SERVICES INC
filed 2023-11-08
CIK 352915

a-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of October 31, 2023:

Class A	6,577,100
Class B	61,006,826
Class C	661,688
Class D	13,090

UNIVERSAL HEALTH SERVICES, INC.

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2023. This Report modifies and supersedes documents filed prior to this Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Report.

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

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net revenues	$3,562,774	$3,336,027	$10,578,430	$9,952,390
Operating charges:
Salaries, wages and benefits	1,784,870	1,677,431	5,308,476	5,061,173
Other operating expenses	941,219	837,241	2,758,484	2,526,060
Supplies expense	378,667	366,337	1,138,950	1,092,403
Depreciation and amortization	137,195	145,874	422,560	433,508
Lease and rental expense	35,466	33,264	105,775	97,075
	3,277,417	3,060,147	9,734,245	9,210,219
Income from operations	285,357	275,880	844,185	742,171
Interest expense, net	53,378	35,653	153,085	83,002
Other (income) expense, net	11,472	6,015	31,797	15,244
Income before income taxes	220,507	234,212	659,303	643,925
Provision for income taxes	52,499	57,401	159,618	157,312
Net income	168,008	176,811	499,685	486,613
Less: Net income (loss) attributable to noncontrolling interests	1,019	(6,003)	(1,732)	(14,176)
Net income attributable to UHS	$166,989	$182,814	$501,417	$500,789

Basic earnings per share attributable to UHS	$2.42	$2.52	$7.18	$6.78
Diluted earnings per share attributable to UHS	$2.40	$2.50	$7.09	$6.71

Weighted average number of common shares - basic	68,867	72,595	69,825	73,769
Add: Other share equivalents	757	465	825	743
Weighted average number of common shares and equivalents - diluted	69,624	73,060	70,650	74,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income	$168,008	$176,811	$499,685	$486,613
Other comprehensive income (loss):
Foreign currency translation adjustment	(24,631)	24,242	(703)	(22,460)
Other comprehensive income (loss) before tax	(24,631)	24,242	(703)	(22,460)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(926)	6,685	(95)	5,809
Total other comprehensive income (loss), net of tax	(23,705)	17,557	(608)	(28,269)
Comprehensive income	144,303	194,368	499,077	458,344
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,019	(6,003)	(1,732)	(14,176)
Comprehensive income attributable to UHS	$143,284	$200,371	$500,809	$472,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$80,768	$102,818
Accounts receivable, net	2,234,343	2,017,722
Supplies	214,587	218,517
Other current assets	223,303	198,283
Total current assets	2,753,001	2,537,340

Property and equipment	11,610,188	11,085,852
Less: accumulated depreciation	(5,523,135)	(5,167,394)
	6,087,053	5,918,458
Other assets:
Goodwill	3,912,122	3,909,456
Deferred income taxes	99,580	68,397
Right of use assets-operating leases	443,924	454,650
Deferred charges	7,062	6,264
Other	570,728	599,623
Total Assets	$13,873,470	$13,494,188

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$126,555	$81,447
Accounts payable and other liabilities	1,783,460	1,760,588
Operating lease liabilities	72,655	67,776
Federal and state taxes	7,145	4,608
Total current liabilities	1,989,815	1,914,419

Other noncurrent liabilities	587,829	487,669
Operating lease liabilities noncurrent	388,550	395,522
Long-term debt	4,796,074	4,726,533

Redeemable noncontrolling interests	4,719	4,695

Equity:
UHS common stockholders’ equity	6,064,915	5,920,582
Noncontrolling interest	41,568	44,768
Total equity	6,106,483	5,965,350
Total Liabilities and Stockholders’ Equity	$13,873,470	$13,494,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months ended September 30, 2023

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, July 1, 2023	$4,213	$66	$628	$7	$0	$(632,473)	$6,705,525	$13,429	$6,087,182	$41,577	$6,128,759
Common Stock
Issued/(converted)	—	—	1	—	—	—	3,243	—	3,244	—	3,244
Repurchased, including excise tax	—	—	(14)	—	—	—	(177,320)	—	(177,334)	—	(177,334)
Restricted share-based compensation expense	—	—	—	—	—	—	6,132	—	6,132	—	6,132
Dividends paid and accrued	—	—	—	—	—	(13,801)	—	—	(13,801)	—	(13,801)
Stock option expense	—	—	—	—	—	—	16,208	—	16,208	—	16,208
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(523)	(523)
Purchase (sale) of ownership interests by (from) minority members	—	—	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net income (loss) to UHS / noncontrolling interests	506	—	—	—	—	—	166,989	—	166,989	514	167,503
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	(23,705)	(23,705)	—	(23,705)
Subtotal - comprehensive income	506	—	—	—	—	—	166,989	(23,705)	143,284	514	143,798
Balance, September 30, 2023	$4,719	$66	$615	$7	$—	$(646,274)	$6,720,777	$(10,276)	$6,064,915	$41,568	$6,106,483

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2023	$4,695	$66	$637	$7	$0	$(604,127)	$6,533,667	$(9,668)	$5,920,582	$44,768	5,965,350
Common Stock
Issued/(converted)	—	—	7	—	—	—	9,943	—	9,950	—	9,950
Repurchased	—	—	(29)	—	—	—	(388,982)	—	(389,011)	—	(389,011)
Restricted share-based compensation expense	—	—	—	—	—	—	16,395	—	16,395	—	16,395
Dividends paid and accrued	—	—	—	—	—	(42,147)		—	(42,147)	—	(42,147)
Stock option expense	—	—	—	—	—	—	48,337	—	48,337	—	48,337
Distributions to noncontrolling interests	(1,050)	—	—	—	—	—	—	—	—	(4,208)	(4,208)
Purchase (sale) of ownership interests by (from) minority members	—	—	—	—	—	—	—	—	—	3,814	3,814
Comprehensive income:								—
Net income (loss) to UHS / noncontrolling interests	1,074	—	—	—	—	—	501,417	—	501,417	(2,806)	498,611
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	(608)	(608)	—	(608)
Subtotal - comprehensive income	1,074	—	—	—	—	—	501,417	(608)	500,809	(2,806)	498,003
Balance, September 30, 2023	$4,719	$66	$615	$7	$0	$(646,274)	$6,720,777	$(10,276)	$6,064,915	$41,568	$6,106,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months ended September 30, 2022

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, July 1, 2022	$4,449	$66	$660	$7	$0	$(575,198)	$6,404,660	$(15,535)	$5,814,660	$89,256	$5,903,916
Common Stock
Issued/(converted)	—	—	1	—	—	—	3,738	—	3,739	—	3,739
Repurchased	—	—	(16)	—	—	—	(158,186)	—	(158,202)	—	(158,202)
Restricted share-based compensation expense	—	—	—	—	—	—	4,869	—	4,869	—	4,869
Dividends paid and accrued	—	—	—	—	—	(14,607)	—	—	(14,607)	—	(14,607)
Stock option expense	—	—	—	—	—	—	15,797	—	15,797	—	15,797
Acquisition of noncontrolling interest in majority owned business	—	—	—	—	—	—	(11,274)	—	(11,274)	(37,608)	(48,882)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(103)	(103)
Purchase (sale) of ownership interests by (from) minority members	—	—	—	—	—	—	—	—	—	3,299	3,299
Comprehensive income:
Net income (loss) to UHS / noncontrolling interests	114	—	—	—	—	—	182,814	—	182,814	(6,117)	176,697
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	17,557	17,557	—	17,557
Subtotal - comprehensive income	114	—	—	—	—	—	182,814	17,557	200,371	(6,117)	194,254
Balance, September 30, 2022	$4,563	$66	$645	$7	$—	$(589,805)	$6,442,418	$2,022	$5,855,353	$48,727	$5,904,080

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2022	$5,119	$66	$698	$7	$0	$(545,487)	$6,604,089	$30,291	$6,089,664	$103,389	$6,193,053
Common Stock
Issued/(converted)	—	—	7	—	—	—	10,527	—	10,534	—	10,534
Repurchased	—	—	(60)	—	—	—	(723,324)	—	(723,384)	—	(723,384)
Restricted share-based compensation expense	—	—	—	—	—	—	12,972	—	12,972	—	12,972
Dividends paid and accrued	—	—	—	—	—	(44,318)	—	—	(44,318)	—	(44,318)
Stock option expense	—	—	—	—	—	—	48,639	—	48,639	—	48,639
Acquisition of noncontrolling interest in majority owned business	—	—	—	—	—	—	(11,274)	—	(11,274)	(37,608)	(48,882)
Distributions to noncontrolling interests	(650)	—	—	—	—	—	—	—	—	(4,776)	(4,776)
Purchase (sale) of ownership interests by (from) minority members	—	—	—	—	—	—	—	—	—	1,992	1,992
Comprehensive income:
Net income (loss) to UHS / noncontrolling interests	94	—	—	—	—	—	500,789	—	500,789	(14,270)	486,519
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	(28,269)	(28,269)	—	(28,269)
Subtotal - comprehensive income	94	—	—	—	—	—	500,789	(28,269)	472,520	(14,270)	458,250
Balance, September 30, 2022	$4,563	$66	$645	$7	$0	$(589,805)	$6,442,418	$2,022	$5,855,353	$48,727	$5,904,080
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Nine months ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$499,685	$486,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	422,560	433,508
(Gain) loss on sale of assets and businesses	(6,250)	584
Stock-based compensation expense	65,702	62,741
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(193,108)	(155,142)
Accrued interest	60	529
Accrued and deferred income taxes	(33,240)	(4,900)
Other working capital accounts	(65,062)	(173,903)
Medicare accelerated payments and deferred CARES Act and other grants	1,764	2,921
Other assets and deferred charges	48,985	22,219
Other	13,717	(23,358)
Accrued insurance expense, net of commercial premiums paid	141,414	134,908
Payments made in settlement of self-insurance claims	(80,861)	(88,001)
Net cash provided by operating activities	815,366	698,719

Cash Flows from Investing Activities:
Property and equipment additions	(536,665)	(569,555)
Proceeds received from sales of assets and businesses	23,688	12,001
Acquisition of businesses and property	(3,728)	(18,666)
(Outflows) inflows from foreign exchange contracts that hedge our net U.K. investment	(7,723)	177,214
Decrease in capital reserves of commercial insurance subsidiary	0	100
Net cash used in investing activities	(524,428)	(398,906)

Cash Flows from Financing Activities:
Repayments of long-term debt	(54,009)	(194,115)
Additional borrowings, net	165,000	705,321
Financing costs	(308)	(2,541)
Repurchase of common shares	(385,339)	(723,384)
Dividends paid	(41,964)	(44,192)
Issuance of common stock	9,841	10,399
Profit distributions to noncontrolling interests	(5,258)	(5,426)
Purchase (sale) of ownership interests by (from) minority members	408	(49,089)
Net cash used in financing activities	(311,629)	(303,027)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	493	(10,339)

(Decrease) increase in cash, cash equivalents and restricted cash	(20,198)	(13,553)
Cash, cash equivalents and restricted cash, beginning of period	200,837	178,934
Cash, cash equivalents and restricted cash, end of period	$180,639	$165,381

Supplemental Disclosures of Cash Flow Information:
Interest paid	$149,247	$78,992
Income taxes paid, net of refunds	$191,189	$182,091
Noncash purchases of property and equipment	$108,412	$97,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended September 30, 2023. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

Many of the factors that could affect our future results are beyond our control or ability to predict, including, but not limited to:

•
The nationwide shortage of nurses and other clinical staff and support personnel has been a significant operating issue facing us and other healthcare providers. In some areas, the labor scarcity is putting a strain on our resources and staff, which has required us to utilize higher‑cost temporary labor and pay premiums above standard compensation for essential workers. These factors, which had a material unfavorable impact on our results of operations during 2022, and to a certain degree thus far in 2023, could continue to have an unfavorable material impact on our results of operations for the foreseeable future.
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

(2) Relationship with Universal Health Realty Income Trust and Other Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At September 30, 2023, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. The advisory agreement was renewed by the Trust for 2023 at the same rate in place for 2022, 2021 and 2020, providing for an advisory fee computation at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $1.3 million during each of the three-month periods ended September 30, 2023 and 2022, and approximately $4.0 million and $3.8 million during the nine-month periods ended September 30, 2023 and 2022, respectively.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust was approximately $100,000 and $275,000 during the three-month periods ended September 30, 2023 and 2022, respectively, and approximately $670,000 and $882,000 during the nine-month periods ended September 30, 2023 and 2022, respectively, and is included in other (income) expense, net, on the accompanying consolidated statements of income for each period. We received dividends from the Trust amounting to $567,000 and $559,000 during the three-month periods ended September 30, 2023 and 2022, respectively, and $1.7 million during each of the nine-month periods ended September 30, 2023 and 2022. The carrying value of our investment in the Trust was approximately $7.3 million and $8.4 million at September 30, 2023 and December 31, 2022, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of our investment in the Trust was $31.8 million at September 30, 2023 and $37.6 million at December 31, 2022, based on the closing price of the Trust’s stock on the respective dates.

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

As a result of the purchase options within the lease agreements for Aiken and Canyon Creek, the asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP. We have accounted for the asset exchange and substitution transaction with the Trust as a financing arrangement and, since we did not derecognize the real property related to Aiken and Canyon Creek, we will continue to depreciate the assets. Our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 reflects a financial liability of $78 million and $81 million, respectively, which is included in debt, for the fair value of real estate assets that we exchanged as part of the transaction. Our monthly lease payments payable to the Trust will be recorded to interest expense and as a reduction to the outstanding financial liability. The amount allocated to interest expense is determined using our incremental borrowing rate and is based on the outstanding financial liability.

The aggregate rent payable to the Trust in connection with the leases on McAllen Medical Center, Wellington Regional Medical Center, Aiken Regional Medical Center and Canyon Creek Behavioral Health was approximately $5 million during each of the three months ended September 30, 2023 and 2022 and approximately $15 million during each of the nine months ended September 30, 2023 and 2022.

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

The table below provides certain details for each of the hospitals leased from the Trust as of September 30, 2023:

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

During the third quarter of 2023, the Trust acquired the McAllen Doctor's Center, a 79,500 rentable square feet medical office building located in McAllen, Texas. A master lease was executed between a wholly-owned subsidiary of ours and the Trust, pursuant to the terms of which our subsidiary will master lease 100% of the rentable square feet of the MOB at an initial minimum rent of $624,000 annually. The master lease commenced during August, 2023 and is scheduled to expire in twelve years.

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

In August, 2015, Marc D. Miller, our President and Chief Executive Officer and member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance. During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO. Also in connection with this GPO agreement, we received shares of restricted stock of Premier which vested ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO. During the third quarter of 2020, we entered into an agreement with Premier pursuant to the terms of which, among other things, our ownership interest in Premier was converted into shares of Class A Common Stock of Premier. We have elected to retain a portion of the previously vested shares of Premier, the market value of which is included in other assets on our condensed consolidated balance sheets. Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier was approximately $48 million and $78 million as of September 30, 2023 and December 31, 2022, respectively. Any change in market value of our Premier shares since December 31, 2022 was recorded as an unrealized gain/loss and included in “Other (income) expense, net” in our condensed consolidated statements of income for the three and nine-month periods ended September 30, 2023. Additionally, Premier declared and paid quarterly cash dividends during each of the first three quarters of 2023 and 2022. Our share of the cash dividends amounted to approximately $470,000 for each of the three-month periods ended September 30, 2023 and 2022, respectively, and approximately $1.4 million for each of the nine-month periods ended September 30, 2023 and 2022, respectively. The dividends are included in “Other (income) expense, net” in our condensed consolidated statements of income.

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

As of September 30, 2023, outside owners held noncontrolling, minority ownership interests of: (i) approximately 7% in an acute care facility located in Texas; (ii) 49%, 20%, 30%, 20%, 25%, 48% and 26% in seven behavioral health care facilities located in Arizona, Pennsylvania, Ohio, Washington, Missouri, Iowa and Michigan, respectively, and; (iii) approximately 5% in an acute care facility located in Nevada. The noncontrolling interest and redeemable noncontrolling interest balances of $42 million and $5 million, respectively, as of September 30, 2023, consist primarily of the third-party ownership interests in these hospitals.

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

As of September 30, 2023, our Credit Agreement provided for the following:

•
a $1.2 billion aggregate amount revolving credit facility that is scheduled to mature in August, 2026 (which, as of September 30, 2023, had $721 million of aggregate available borrowing capacity net of $475 million of outstanding borrowings and $4 million of letters of credit), and;
•
a tranche A term loan facility with $2.29 billion of outstanding borrowings as of September 30, 2023.

The tranche A term loan facility provides for installment payments of $30.0 million per quarter during the period of December, 2023 through June, 2026. The unpaid principal balance at June 30, 2026 is payable on the August 24, 2026 scheduled maturity date of the Credit Agreement.

Revolving credit and tranche A term loan borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month term SOFR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month term SOFR rate plus 0.1% (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625%. As of September 30, 2023, the applicable margins were 0.50% for ABR-based loans and 1.50% for SOFR-based loans under the revolving credit and term loan A facilities. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, if sold to a receivables facility pursuant to the Credit Agreement, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens, indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of September 30, 2023 and December 31, 2022.

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

As of September 30, 2023, we had combined aggregate principal of $2.0 billion from the following senior secured notes:

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

The 2026 Notes, 2030 Notes and 2032 Notes (collectively “The Notes”) were initially issued only to qualified institutional buyers under Rule 144A and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). In December, 2022, we completed a registered exchange offer in which virtually all previously outstanding Notes were exchanged for identical Notes that were registered under the Securities Act, and thereby became freely transferable (subject to certain restrictions applicable to affiliates and broker dealers). Notes originally issued under Rule 144A or Regulation S that were not exchanged remain outstanding and may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from registration requirements thereunder.

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

As discussed in Note 2 to the Consolidated Financial Statements-Relationship with Universal Health Realty Income Trust and Other Related Party Transactions, on December 31, 2021, we (through wholly-owned subsidiaries of ours) entered into an asset purchase and sale agreement with Universal Health Realty Income Trust (the “Trust”). Pursuant to the terms of the agreement, which was amended during the first quarter of 2022, we, among other things, transferred to the Trust, the real estate assets of Aiken Regional Medical Center (“Aiken”) and Canyon Creek Behavioral Health (“Canyon Creek”). In connection with this transaction, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases, as amended, (with the Trust as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. As a result of our purchase option within the Aiken and Canyon Creek lease agreements, this asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust are recorded to interest expense and as a reduction of the outstanding financial liability, and the amount allocated to interest expense is determined based upon our incremental borrowing rate and the outstanding financial liability. In connection with this transaction, our condensed consolidated balance sheets at September 30, 2023 and December 31, 2022 reflect financial liabilities, which are included in debt, of approximately $78 million and $81 million, respectively.

At September 30, 2023, the carrying value and fair value of our debt were approximately $4.9 billion and $4.5 billion, respectively. At December 31, 2022, the carrying value and fair value of our debt were approximately $4.8 billion and $4.4 billion, respectively. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Foreign Currency Forward Exchange Contracts:

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. In connection with these forward exchange contracts, we recorded net cash outflows of $8 million during the nine-month period ended September 30, 2023 and net cash inflows of $177 million during the nine-month period ended September 30, 2022.

Derivatives Hedging Relationships:

The following table presents the effects of our foreign currency forward exchange contracts on our results of operations for the three and nine-month periods ended September 30, 2023 and 2022 (in thousands):

	Gain/(Loss) recognized in AOCI
	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Net Investment Hedge relationships
Foreign currency forward exchange contracts	$19,619	$120,043	$(10,781)	$201,619

No other gains or losses were recognized in income related to derivatives in Subtopic 815-20.

Cash, Cash Equivalents and Restricted Cash:

Cash, cash equivalents, and restricted cash as reported in the condensed consolidated statements of cash flows are presented separately on our condensed consolidated balance sheets as follows (in thousands):

	September 30,	September 30,	December 31,
	2023	2022	2022
Cash and cash equivalents	$80,768	$74,571	$102,818
Restricted cash (a)	99,871	90,810	98,019
Total cash, cash equivalents and restricted cash	$180,639	$165,381	$200,837

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
•
Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	September 30, 2023	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	115,601	Other assets	115,601
Certificates of deposit	2,200	Other assets		2,200
Equity securities	48,003	Other assets	48,003
Deferred compensation assets	39,391	Other assets	39,391
Foreign currency exchange contracts	83	Other current assets		83
	$205,278		$202,995	$2,283	-
Liabilities:
Deferred compensation liability	39,391	Other noncurrent liabilities	39,391
	$39,391		$39,391	-	-

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2022	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	113,649	Other assets	113,649
Certificates of deposit	2,200	Other assets		2,200
Equity securities	78,099	Other assets	78,099
Deferred compensation assets	38,032	Other assets	38,032
Foreign currency exchange contracts	3,142	Other current assets		3,142
	$235,122		$229,780	$5,342	-
Liabilities:
Deferred compensation liability	38,032	Other noncurrent liabilities	$38,032
	$38,032		$38,032	-	-

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

As of September 30, 2023, the total net accrual for our professional and general liability claims was $429 million, of which $55 million was included in current liabilities. As of December 31, 2022, the total net accrual for our professional and general liability claims was $372 million, of which $74 million was included in current liabilities.

As a result of unfavorable trends experienced during the last three years, our results of operations included pre-tax increases to our reserves for self-insured professional and general liability claims amounting to approximately $25 million during the first nine months of 2023 ($20 million and $5 million recorded during the second and third quarters of 2023, respectively), $16 million during the full year of 2022 and $52 million during the full year of 2021. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimates of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Given our significant self-insured exposure for professional and general liability claims, there can be no assurance that a sharp increase in the number and/or severity of claims asserted against us will not have a material adverse effect on our future results of operations.

As of September 30, 2023, the total accrual for our workers’ compensation liability claims was $127 million, $55 million of which was included in current liabilities. As of December 31, 2022, the total accrual for our workers’ compensation liability claims was $125 million, $55 million of which was included in current liabilities. As a result of favorable trends recently experienced, included in our results of operations during the first nine months of 2023, was a pre-tax decrease to our reserves for self-insured workers' compensation liability claims of approximately $10 million (recorded during the second quarter of 2023).

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

Commitment to Develop, Lease and Operate an Acute Care Hospital in Washington, D.C.

During 2020, we entered into various agreements with the District of Columbia (the “District”) related to the development, leasing and operation of an acute care hospital and certain other facilities/structures on land owned by the District (“District Facilities”). The agreements contemplate that we will serve as manager for development and construction of the District Facilities on behalf of the District, with a projected aggregate cost of approximately $439 million, approximately $152 million of which was incurred as of September 30, 2023, which will be entirely funded by the District. Construction of the District Facilities is expected to be completed during 2025.

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

Certain legal matters are described below:

Knight v. Miller, et. al.

In July 2021, a shareholder derivative lawsuit was filed by plaintiff, Robin Knight, in the Chancery Court in Delaware against the members of the Board of Directors of the Company as well as certain officers (C.A. No.: 2021-0581-SG). The Company was named as a nominal defendant. The lawsuit alleges that in March 2020 stock options were awarded with exercise prices that did not reflect the Company’s fundamentals and business prospects, and in anticipation of future market rebound resulting in excessive gains. The lawsuit makes claims of breaches of fiduciary duties, waste of corporate assets, and unjust enrichment. The lawsuit seeks monetary damages allegedly incurred by the Company, disgorgement of the March 2020 stock awards as well as any proceeds derived therefrom and unspecified equitable relief. Defendants deny the allegations. We filed a motion to dismiss the complaint and the court granted part and denied part of our motion. During the third quarter of 2022, we reached a preliminary settlement, which would not have had a material impact on our consolidated financial statements. The settlement required court approval which the court declined to provide. Our Board of Directors has authorized the formation of a Special Litigation Committee to review the matter and determine whether it is in the best interests of the Company to pursue this claim. The court has stayed the litigation until March 31, 2024 while the Special Litigation Committee conducts their review. We are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

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

	Three months ended September 30, 2023
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$10,916,060	$2,703,478		$13,619,538
Gross outpatient revenues	$7,480,353	$259,060		$7,739,413
Total net revenues	$2,017,288	$1,542,695	$2,791	$3,562,774
Income/(loss) before allocation of corporate overhead and income taxes	$132,406	$262,168	$(174,067)	$220,507
Allocation of corporate overhead	$(66,355)	$(46,677)	$113,032	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$66,051	$215,491	$(61,035)	$220,507
Total assets as of September 30, 2023	$6,252,434	$7,372,995	$248,041	$13,873,470

	Nine months ended September 30, 2023
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$33,278,396	$8,001,838		$41,280,234
Gross outpatient revenues	$22,292,249	$812,467		$23,104,716
Total net revenues	$5,993,899	$4,575,378	$9,153	$10,578,430
Income/(loss) before allocation of corporate overhead and income taxes	$396,229	$792,217	$(529,143)	$659,303
Allocation of corporate overhead	$(199,943)	$(139,998)	$339,941	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$196,286	$652,219	$(189,202)	$659,303
Total assets as of September 30, 2023	$6,252,434	$7,372,995	$248,041	$13,873,470

	Three months ended September 30, 2022
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$9,875,794	$2,582,448		$12,458,242
Gross outpatient revenues	$6,379,324	$248,167		$6,627,491
Total net revenues	$1,919,678	$1,434,828	$(18,479)	$3,336,027
Income/(loss) before allocation of corporate overhead and income taxes	$129,241	$237,949	$(132,978)	$234,212
Allocation of corporate overhead	$(63,242)	$(44,882)	$108,124	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$65,999	$193,067	$(24,854)	$234,212
Total assets as of September 30, 2022	$6,039,787	$7,336,437	$2,676	$13,378,900

	Nine months ended September 30, 2022
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$29,821,756	$7,580,475	-	$37,402,231
Gross outpatient revenues	$18,360,902	$773,769	-	$19,134,671
Total net revenues	$5,707,510	$4,235,215	$9,665	$9,952,390
Income/(loss) before allocation of corporate overhead and income taxes	$372,981	$693,694	$(422,750)	$643,925
Allocation of corporate overhead	$(188,739)	$(134,946)	$323,685	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$184,242	$558,748	$(99,065)	$643,925
Total assets as of September 30, 2022	$6,039,787	$7,336,437	$2,676	$13,378,900
(a)
Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $203 million and $167 million for the three-month periods ended September 30, 2023 and 2022, respectively, and approximately $561 million and $516 million for the nine-month periods ended September 30, 2023 and 2022, respectively. Total assets at our U.K. behavioral health care facilities were approximately $1.260 billion and $1.119 billion as of September 30, 2023 and 2022, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Basic and Diluted:
Net income attributable to UHS	$166,989	$182,814	$501,417	$500,789
Less: Net income attributable to unvested restricted share grants	(52)	(179)	(242)	(592)
Net income attributable to UHS – basic and diluted	$166,937	$182,635	$501,175	$500,197

Weighted average number of common shares - basic	68,867	72,595	69,825	73,769
Net effect of dilutive stock options and grants based on the treasury stock method	757	465	825	743
Weighted average number of common shares and equivalents - diluted	69,624	73,060	70,650	74,512
Earnings per basic share attributable to UHS:	$2.42	$2.52	$7.18	$6.78
Earnings per diluted share attributable to UHS:	$2.40	$2.50	$7.09	$6.71

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 5.0 million for the three months ended September 30, 2023 and 5.1 million for the nine months ended September 30, 2023. The excluded weighted-average stock options totaled 6.7 million for the three months ended September 30, 2022 and 6.0 million for the nine months ended September 30, 2022. All classes of our common stock have the same dividend rights.

Stock-Based Compensation:

During the three-month periods ended September 30, 2023 and 2022, pre-tax compensation costs of $16.2 million and $15.8 million, respectively, was recognized related to outstanding stock options. During the nine-month periods ended September 30, 2023 and 2022, pre-tax compensation costs of $48.3 million and $48.6 million, respectively, was recognized related to outstanding stock options. In addition, during the three-month periods ended September 30, 2023 and 2022, pre-tax compensation cost of approximately $6.1 million and $4.9 million, respectively, was recognized related to restricted stock awards, restricted stock units and performance based restricted stock units. During the nine-month periods ended September 30, 2023 and 2022, pre-tax compensation cost of approximately $16.4 million and $13.0 million, respectively, was recognized related to restricted stock awards, restricted stock units and performance based restricted stock units. As of September 30, 2023 there was approximately $180.9 million of unrecognized compensation cost related to unvested options, restricted stock awards, restricted stock units and performance based restricted stock units which is expected to be recognized over the remaining weighted average vesting period of 2.6 years. There were 1,899,756 stock options granted during the first nine months of 2023 with a weighted-average grant date fair value of $41.86 per option. There were an aggregate of 287,757 restricted units granted during the first nine months of 2023, including 93,606 performance based restricted stock units, with a weighted-average grant date fair value of $118.14 per share.

The expense associated with stock-based compensation arrangements is a non-cash charge. In the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $65.7 million and $62.7 million during the nine-month periods ended September 30, 2023 and 2022.

(9) Dispositions and acquisitions

Nine-month period ended September 30, 2023:

Acquisitions:

During the first nine months of 2023, we spent $4 million on the acquisition of businesses and property.

Divestitures:

During the first nine months of 2023, we received $24 million from the sales of assets and businesses.

Nine-month period ended September 30, 2022:

Acquisitions:

During the first nine months of 2022, we spent $19 million on the acquisition of businesses and property. In addition, we spent $51 million to acquire the 20% noncontrolling ownership interest in a hospital majority owned by us, located in Washington D.C.

Divestitures:

During the first nine months of 2022, we received $12 million from the sales of assets and businesses.

(10) Dividends

We declared and paid dividends of $13.8 million, or $.20 per share, during the third quarter of 2023 and $14.6 million, or $.20 per share, during the third quarter of 2022. We declared and paid dividends of $42.2 million, or $.60 per share, during the nine-month period ended September 30, 2023 and $44.2 million, or $.60 per share, during the nine-month period ended September 30, 2022. Included in the amounts above were dividend equivalents applicable to unvested restricted stock units which were accrued during 2023 and 2022 and will be, or were, paid upon vesting of the restricted stock unit.

(11) Income Taxes

Our effective income tax rates were 23.8% and 24.5% during the three-month periods ended September 30, 2023, and 2022, respectively, and 24.2% and 24.4% during the nine-month periods ended September 30, 2023, and 2022, respectively. The decrease in the effective tax rates during the three and nine-month periods ended September 30, 2023, as compared to the comparable periods of 2022, was primarily due to the increases in net income attributable to noncontrolling interests during the three and nine-month periods ended September 30, 2023, as compared to the comparable periods of 2022.

The global intangible low-taxed income (“GILTI”) provisions from the TCJA-17 require the inclusion of the earnings of certain foreign subsidiaries in excess of an acceptable rate of return on certain assets of the respective subsidiaries in our U.S. tax return for tax years beginning after December 31, 2017. An accounting policy election was made during 2018 to treat taxes related to GILTI as a period cost when the tax is incurred. We recorded a GILTI tax provision of zero for the nine months ended September 30, 2023 and 2022.

As of January 1, 2023, our unrecognized tax benefits were approximately $2 million. The amount, if recognized, that would favorably affect the effective tax rate is approximately $2 million. During the nine months ended September 30, 2023, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of September 30, 2023, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for 2019 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of uncertain tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

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

The following table disaggregates our revenue by major source for the three and nine-month periods ended September 30, 2023 and 2022 (in thousands):

	For the three months ended September 30, 2023
	Acute Care		Behavioral Health		Other	Total
Medicare	$298,121	15%	$81,689	5%		$379,810	11%
Managed Medicare	324,486	16%	95,094	6%		419,580	12%
Medicaid	201,148	10%	204,154	13%		405,302	11%
Managed Medicaid	181,051	9%	387,975	25%		569,026	16%
Managed Care (HMO and PPOs)	651,816	32%	383,146	25%		1,034,962	29%
UK Revenue	0	0%	202,994	13%		202,994	6%
Other patient revenue and adjustments, net	108,676	5%	129,492	8%		238,168	7%
Other non-patient revenue	251,990	12%	58,151	4%	2,791	312,932	9%
Total Net Revenue	$2,017,288	100%	$1,542,695	100%	$2,791	3,562,774	100%

	For the nine months ended September 30, 2023
	Acute Care		Behavioral Health		Other	Total
Medicare	$961,640	16%	$233,930	5%		$1,195,570	11%
Managed Medicare	1,013,493	17%	255,782	6%		1,269,275	12%
Medicaid	445,678	7%	625,956	14%		1,071,634	10%
Managed Medicaid	545,173	9%	1,184,315	26%		1,729,488	16%
Managed Care (HMO and PPOs)	2,009,110	34%	1,160,820	25%		3,169,930	30%
UK Revenue	0	0%	560,897	12%		560,897	5%
Other patient revenue and adjustments, net	303,923	5%	387,327	8%		691,250	7%
Other non-patient revenue	714,882	12%	166,351	4%	9,153	890,386	8%
Total Net Revenue	$5,993,899	100%	$4,575,378	100%	$9,153	$10,578,430	100%

	For the three months ended September 30, 2022
	Acute Care		Behavioral Health		Other	Total
Medicare	$314,785	16%	$86,125	6%		$400,910	12%
Managed Medicare	305,239	16%	78,554	5%		383,793	12%
Medicaid	200,656	10%	195,656	14%		396,312	12%
Managed Medicaid	213,723	11%	373,456	26%		587,179	18%
Managed Care (HMO and PPOs)	631,670	33%	363,442	25%		995,112	30%
UK Revenue	0	0%	166,843	12%		166,843	5%
Other patient revenue and adjustments, net	38,427	2%	115,969	8%		154,396	5%
Other non-patient revenue	215,178	11%	54,783	4%	(18,479)	251,482	8%
Total Net Revenue	$1,919,678	100%	$1,434,828	100%	$(18,479)	$3,336,027	100%

	For the nine months ended September 30, 2022
	Acute Care		Behavioral Health		Other	Total
Medicare	$970,060	17%	$248,987	6%		$1,219,047	12%
Managed Medicare	944,072	17%	213,281	5%		1,157,353	12%
Medicaid	540,590	9%	554,970	13%		1,095,560	11%
Managed Medicaid	547,452	10%	1,071,792	25%		1,619,244	16%
Managed Care (HMO and PPOs)	1,898,040	33%	1,104,658	26%		3,002,698	30%
UK Revenue	0	0%	516,166	12%		516,166	5%
Other patient revenue and adjustments, net	204,660	4%	362,697	9%		567,357	6%
Other non-patient revenue	602,636	11%	162,664	4%	9,665	774,965	8%
Total Net Revenue	$5,707,510	100%	$4,235,215	100%	$9,665	$9,952,390	100%

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

Supplemental cash flow information related to leases for the nine-month period ended September 30, 2023 and 2022 are as follows (in thousands):

	Nine months ended September 30,
	2023	2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$96,922	$93,153
Operating cash flows from finance leases	$2,890	$2,986
Financing cash flows from finance leases	$2,910	$2,621

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$50,940	$145,446
Finance leases	$452	$1,066

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

As of September 30, 2023, we owned and/or operated 358 inpatient facilities and 43 outpatient and other facilities including the following located in 39 states, Washington, D.C., the United Kingdom and Puerto Rico:

Acute care facilities located in the U.S.:

•
27 inpatient acute care hospitals;
•
24 free-standing emergency departments, and;
•
8 outpatient centers & 1 surgical hospital.

Behavioral health care facilities (331 inpatient facilities and 10 outpatient facilities):

Located in the U.S.:

•
186 inpatient behavioral health care facilities, and;
•
8 outpatient behavioral health care facilities.

Located in the U.K.:

•
142 inpatient behavioral health care facilities, and;
•
2 outpatient behavioral health care facilities.

Located in Puerto Rico:

•
3 inpatient behavioral health care facilities.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 57% and 58% during the three-month periods ended September 30, 2023 and 2022, respectively, and 57% during each of the nine-month periods ended September 30, 2023 and 2022. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 43% of our consolidated net revenues during each of the three and nine-month periods ended September 30, 2023 and 2022.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $203 million and $167 million during the three-month periods ended September 30, 2023 and 2022, respectively, and $561 million and $516 million during the nine-month periods ended September 30, 2023 and 2022, respectively. Total assets at our U.K. behavioral health care facilities were approximately $1.260 billion as of September 30, 2023 and $1.235 billion as of December 31, 2022.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•
the nationwide shortage of nurses and other clinical staff and support personnel has been a significant operating issue facing us and other healthcare providers. Like others in the healthcare industry, we continue to experience a shortage of nurses and other clinical staff and support personnel at our acute care and behavioral health care hospitals in many geographic areas. In some areas, the labor scarcity is putting a strain on our resources and staff, which has required us to utilize higher‑cost temporary labor and pay premiums above standard compensation for essential workers. This staffing shortage has required us to hire expensive temporary personnel and/or enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel. At certain facilities, particularly within our behavioral health care segment, we have been unable to fill all vacant positions and, consequently, have been required to limit patient volumes. These factors, which had a material unfavorable impact on our results of operations during 2022, and to a certain degree thus far in 2023, could continue to have an unfavorable material impact on our results of operations for the foreseeable future;
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
•
in 2021, the rate of inflation in the United States began to increase and has since risen to levels not experienced in over 40 years. We are experiencing inflationary pressures, primarily in personnel costs, and we anticipate continuing impacts on other cost areas within the next twelve months. The extent of any future impacts from inflation on our business and our results of operations will be dependent upon how long the elevated inflation levels persist and the extent to which the rate of inflation further increases, if at all, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, our expenses could increase faster than anticipated and we may utilize our capital resources sooner than expected. Further, given the complexities of the reimbursement landscape in which we operate, our ability to pass on increased costs associated with providing healthcare to Medicare and Medicaid patients is limited due to various federal, state and local laws, which in certain circumstances, limit our ability to increase prices. In addition, although we have been requesting and negotiating increased rates from commercial payers to defray our increased cost of providing patient care, commercial payers may be unwilling or unable to increase reimbursement rates commensurate with the inflationary impacts on our costs. The rapid increase in interest rates have increased our interest expense significantly increasing our expenses and reducing our free cash flow and our ability to access the capital markets on favorable terms. As such, the effects of inflation and increased borrowing rates may adversely impact our results of operations, financial condition and cash flows;
•
on September 30, 2023, a continuing resolution was passed by the federal government which provided for temporary funding of the federal government for 45 days; scheduled to expire on November 17, 2023. We cannot predict whether or not there will be future legislation averting a federal government shutdown, however, our operating cash flows and results of operations could be materially unfavorably impacted by a federal government shutdown;
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
•
as part of the Consolidated Appropriations Act of 2021 (the "CAA"), Congress passed legislation aimed at preventing or limiting patient balance billing in certain circumstances. The CAA addresses surprise medical bills stemming from emergency services, out-of-network ancillary providers at in-network facilities, and air ambulance carriers. The legislation prohibits surprise billing when out-of-network emergency services or out-of-network services at an in-network facility are provided, unless informed consent is received. In these circumstances providers are prohibited from billing the patient for any amounts that exceed in-network cost-sharing requirements. HHS, the Department of Labor and the Department of the Treasury have issued interim final rules, which begin to implement the legislation. The rules are expected to limit our ability to receive payment for services at usually higher out-of-network rates in certain circumstances and prohibit out-of-network payments in other circumstances. On February 28, 2022, a district judge in the Eastern District of Texas invalidated portions of the rule governing aspects of the Independent Dispute Resolution (“IDR”) process. In light of this decision, the government issued a final rule on August 19, 2022 eliminating the rebuttable presumption in favor of the qualifying payment amount (“QPA”) by the IDR entity and providing additional factors the IDR entity should consider when choosing between two competing offers. On September 22, 2022, the Texas Medical Association filed a lawsuit challenging the IDR process provided in the updated final rule and alleging that the final rule unlawfully elevates the QPA above other factors the IDR entity must consider. On February 6, 2023, a federal judge vacated parts of the rule, including provisions related to considerations of the QPA. The government's appeal of the district court's order is pending in the U.S. Court of Appeals for the Fifth Circuit;
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
•
demographic changes;
•
there is a heightened risk of future cybersecurity threats, including ransomware attacks targeting healthcare providers. If successful, future cyberattacks could have a material adverse effect on our business. Any costs that we incur as a result of a data security incident or breach, including costs to update our security protocols to mitigate such an incident or breach could be significant. Any breach or failure in our operational security systems can result in loss of data or an unauthorized disclosure of or access to sensitive or confidential member or protected personal or health information and could result in violations of applicable privacy and other laws, significant penalties or fines, litigation, loss of customers, significant damage to our reputation and business, and other liability or losses. We may also incur additional costs related to cybersecurity risk management and remediation. There can be no assurance that we or our service providers, if applicable, will not suffer losses relating to cyber-attacks or other information security breaches in the future or that our insurance coverage will be adequate to cover all the costs resulting from such events;
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
•
as discussed below in Sources of Revenue, we receive revenues from various state and county-based programs, including Medicaid in all the states in which we operate. We receive annual Medicaid revenues of approximately $100 million, or greater, from each of Texas, California, Nevada, Illinois, Washington, D.C., Pennsylvania, Kentucky, Florida and Massachusetts. We also receive Medicaid disproportionate share hospital ("DSH") payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states;
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

In our acute care segment, we have experienced a significant increase in hospital-based physician related expenses (especially in the areas of emergency room care and anesthesiology) which has had a material unfavorable impact on our results of operations during 2023. Although we have implemented various initiatives to mitigate the increased expense, to the degree possible, increases in these physician related expenses could continue to have an unfavorable material impact on our results of operations for the foreseeable future.

Although our ability to pass on increased costs associated with providing healthcare to Medicare and Medicaid patients is limited due to various federal, state and local laws which, in certain circumstances, limit our ability to increase prices, we have been requesting and negotiating increased rates from commercial insurers to defray our increased cost of providing patient care. In addition, we have implemented various productivity enhancement programs and cost reduction initiatives including, but not limited to, the following: team-based patient care initiatives designed to optimize the level of patient care services provided by our licensed nurses/clinicians; efforts to reduce utilization of, and rates paid for, premium pay labor; consolidation of medical supply vendors to increase purchasing discounts; review and reduction of clinical variation in connection with the utilization of medical supplies, and; various other efforts to increase productivity and/or reduce costs including investments in new information technology applications.

The impact of the COVID-19 pandemic, which began in March, 2020, has had a material effect on our operations and financial results, at various times, since that time. We cannot predict if there will be future disruptions caused by COVID-19.

Financial results for the three-month periods ended September 30, 2023 and 2022:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended September 30, 2023 and 2022 (dollar amounts in thousands):

	Three months ended September 30, 2023		Three months ended September 30, 2022
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$3,562,774	100.0%	$3,336,027	100.0%
Operating charges:
Salaries, wages and benefits	1,784,870	50.1%	1,677,431	50.3%
Other operating expenses	941,219	26.4%	837,241	25.1%
Supplies expense	378,667	10.6%	366,337	11.0%
Depreciation and amortization	137,195	3.9%	145,874	4.4%
Lease and rental expense	35,466	1.0%	33,264	1.0%
Subtotal-operating expenses	3,277,417	92.0%	3,060,147	91.7%
Income from operations	285,357	8.0%	275,880	8.3%
Interest expense, net	53,378	1.5%	35,653	1.1%
Other (income) expense, net	11,472	0.3%	6,015	0.2%
Income before income taxes	220,507	6.2%	234,212	7.0%
Provision for income taxes	52,499	1.5%	57,401	1.7%
Net income	168,008	4.7%	176,811	5.3%
Less: Income (loss) attributable to noncontrolling interests	1,019	0.0%	(6,003)	(0.2)%
Net income attributable to UHS	$166,989	4.7%	$182,814	5.5%

Net revenues increased by 6.8%, or $227 million, to $3.563 billion during the three-month period ended September 30, 2023, as compared to $3.336 billion during the third quarter of 2022. The net increase was primarily attributable to: (i) a $244 million, or 7.5%, increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods (which we refer to as “Same Facility”), and; (ii) $17 million of other combined net decreases including $44 million of decreased revenues at Desert Springs Hospital Medical Center ("Desert Springs") located in Las Vegas, Nevada, which discontinued all inpatient operations during the first quarter of 2023.

Income before income taxes (before income attributable to noncontrolling interests) decreased by $14 million, or 6%, to $221 million during the three-month period ended September 30, 2023 as compared to $234 million during the third quarter of 2022. The net decrease was due to:

•
an increase of $3 million at our acute care facilities, as discussed below in Acute Care Hospital Services;
•
an increase of $24 million at our behavioral health care facilities, as discussed below in Behavioral Health Services;
•
a decrease of $18 million due to an increase in interest expense due to increases in our weighted average cost of borrowings and aggregate average borrowings outstanding, as discussed below in Other Operating Results-Interest Expense, and;
•
$23 million of other combined net decreases, including a $10 million increase in the unrealized loss in the market value of certain equity securities.

Net income attributable to UHS decreased by $16 million, or 9%, to $167 million during the three-month period ended September 30, 2023 as compared to $183 million during the third quarter of 2022. This decrease was attributable to:

•
a $14 million decrease in income before income taxes, as discussed above;
•
a decrease of $7 million due to an unfavorable change in income/loss attributable to noncontrolling interests, and;
•
an increase of $5 million resulting from an decrease in the provision for income taxes due primarily to the income tax expense recorded in connection with the $21 million decrease in pre-tax income.

Financial results for the nine-month periods ended September 30, 2023 and 2022:

The following table summarizes our results of operations and is used in the discussion below for the nine-month periods ended September 30, 2023 and 2022 (dollar amounts in thousands):

	Nine months ended September 30, 2023		Nine months ended September 30, 2022
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$10,578,430	100.0%	$9,952,390	100.0%
Operating charges:
Salaries, wages and benefits	5,308,476	50.2%	5,061,173	50.9%
Other operating expenses	2,758,484	26.1%	2,526,060	25.4%
Supplies expense	1,138,950	10.8%	1,092,403	11.0%
Depreciation and amortization	422,560	4.0%	433,508	4.4%
Lease and rental expense	105,775	1.0%	97,075	1.0%
Subtotal-operating expenses	9,734,245	92.0%	9,210,219	92.5%
Income from operations	844,185	8.0%	742,171	7.5%
Interest expense, net	153,085	1.4%	83,002	0.8%
Other (income) expense, net	31,797	0.3%	15,244	0.2%
Income before income taxes	659,303	6.2%	643,925	6.5%
Provision for income taxes	159,618	1.5%	157,312	1.6%
Net income	499,685	4.7%	486,613	4.9%
Less: Income (loss) attributable to noncontrolling interests	(1,732)	(0.0)%	(14,176)	(0.1)%
Net income attributable to UHS	$501,417	4.7%	$500,789	5.0%

Net revenues increased by 6.3%, or $626 million, to $10.578 billion during the nine-month period ended September 30, 2023, as compared to $9.952 billion during the first nine months of 2022. The net increase was primarily attributable to: (i) a $720 million or 7.5% increase in net revenues generated from our acute care hospital services and behavioral health services, on a same facility basis, and; (ii) $94 million of other combined net decreases including $121 million of decreased revenues at Desert Springs which discontinued all inpatient operations during the first quarter of 2023.

Income before income taxes increased by $15 million, or 2%, to $659 million during the nine-month period ended September 30, 2023 as compared to $644 million during the first nine months of 2022. The net increase was due to:

•
an increase of $23 million at our acute care facilities, as discussed below in Acute Care Hospital Services;
•
an increase of $99 million at our behavioral health care facilities, as discussed below in Behavioral Health Services;
•
a decrease of $70 million due to an increase in interest expense due to increases in our weighted average cost of borrowings and aggregate average borrowings outstanding, as discussed below in Other Operating Results-Interest Expense, and;

•
$37 million of other combined net decreases, including a $14 million increase in the unrealized loss in the market value of certain equity securities.

Net income attributable to UHS increased less than $1 million amounting to $501 million during each of the nine-month periods ended September 30, 2023 and 2022. Reflected below are the changes experienced during the first nine months of 2023 as compared to the comparable prior year period:

•
a $15 million increase in income before income taxes, as discussed above;
•
a decrease of $12 million due to a decrease in the loss attributable to noncontrolling interests, and;
•
a decrease of $2 million resulting from an increase in the provision for income taxes due primarily to the income tax expense recorded in connection with the $3 million increase in pre-tax income.

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

As a result of unfavorable trends experienced during 2023 and 2022, included in our results of operations during the first nine months of 2023, was a $25 million increase to our reserves for self-insured professional and general liability claims ($20 million and $5 million recorded during the second and third quarters of 2023, respectively), of which approximately $18 million is included in our same facility basis acute care hospitals services’ results and approximately $7 million is included in our behavioral health services’ results.

Included in our results of operations during the first nine months of 2022, was a $16 million increase to our reserves for self-insured professional and general liability claims (recorded during the second quarter of 2022), of which approximately $10 million is included in our same facility basis acute care hospitals services’ results and approximately $6 million is included in our behavioral health services’ results.

Workers' compensation liability:

As a result of favorable trends experienced recently, our results of operations during the nine-month period ended September 30, 2023 included a decrease to our reserves for self-insured workers' compensation liability claims amounting to approximately $10 million, of which approximately $4 million is included in our same facility basis acute care hospitals services’ results, and approximately $5 million is included in our behavioral health services’ results.

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

The following table summarizes the results of operations for our acute care facilities on a Same Facility basis and is used in the discussion below for the three and nine-month periods ended September 30, 2023 and 2022 (dollar amounts in thousands):

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,965,856	100.0%	$1,828,370	100.0%	$5,808,205	100.0%	$5,432,868	100.0%
Operating charges:
Salaries, wages and benefits	854,215	43.5%	801,252	43.8%	2,493,271	42.9%	2,412,699	44.4%
Other operating expenses	543,707	27.7%	478,221	26.2%	1,584,820	27.3%	1,382,250	25.4%
Supplies expense	324,226	16.5%	302,162	16.5%	964,228	16.6%	904,547	16.6%
Depreciation and amortization	86,583	4.4%	92,830	5.1%	265,021	4.6%	274,574	5.1%
Lease and rental expense	24,404	1.2%	21,847	1.2%	71,635	1.2%	62,756	1.2%
Subtotal-operating expenses	1,833,135	93.2%	1,696,312	92.8%	5,378,975	92.6%	5,036,826	92.7%
Income from operations	132,721	6.8%	132,058	7.2%	429,230	7.4%	396,042	7.3%
Interest expense, net	(778)	(0.0)%	234	0.0%	(1,858)	(0.0)%	1,350	0.0%
Other (income) expense, net	(1,045)	(0.1)%	384	0.0%	5,168	0.1%	806	0.0%
Income before income taxes	$134,544	6.8%	$131,440	7.2%	$425,920	7.3%	$393,886	7.3%

Three-month periods ended September 30, 2023 and 2022:

During the three-month period ended September 30, 2023, as compared to the comparable prior year quarter, net revenues from our acute care hospital services, on a Same Facility basis, increased by $137 million or 7.5%. Income before income taxes (and before income attributable to noncontrolling interests) increased by $3 million, or 2%, amounting to $135 million, or 6.8% of net revenues during the third quarter of 2023, as compared to $131 million, or 7.2% of net revenues during the third quarter of 2022.

During the three-month period ended September 30, 2023, net revenue per adjusted admission increased by 0.4% while net revenue per adjusted patient day increased 3.3%, as compared to the comparable quarter of 2022. During the third quarter of 2023, as compared to the comparable quarter of 2022, our acute care hospital services' net revenues were unfavorably impacted by a greater percentage of lower acuity procedures as well as an increase in denied claims and challenges to patient status classifications by certain of our commercial payers. During the three-month period ended September 30, 2023, as compared to the comparable prior year quarter, inpatient admissions to our acute care hospitals increased by 6.2% while adjusted admissions (adjusted for outpatient activity) increased by 6.8%. Patient days at these facilities increased by 3.2% and adjusted patient days increased by 3.8% during the three-month period ended September 30, 2023, as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.8 days and 4.9 days during the three-month periods ended September 30, 2023 and 2022, respectively. The occupancy rate, based on the average available beds at these facilities, was 64% and 62% during the three-month periods ended September 30, 2023 and 2022, respectively.

On a Same Facility basis during the three-month period ended September 30, 2023, as compared to the comparable quarter of 2022, salaries, wages and benefits expense increased by $53 million, or 6.6%. As a percentage of net revenues, salaries, wages and benefits expense decreased to 43.5% during the third quarter of 2023 as compared to 43.8% during the third quarter of 2022.

Other operating expenses increased $65 million, or 13.7%, during the third quarter of 2023, as compared to the comparable quarter of 2022. Excluding the operating expenses incurred by our commercial health insurer, which increased by $1 million during the third quarter of 2023, as compared to the third quarter of 2022, other operating expenses increased by $64 million, or 17.3%, as compared to last year's third quarter. The increase during the third quarter of 2023, as compared to the comparable quarter of 2022, was due primarily to a $29 million, or 24.3%, increase in physician-related expenses (as discussed above in Results of Operations - Clinical Staffing, Physician Related Expenses, Effects of Inflation and COVID-19), as well as the expenses related to the increase in patient volumes.

Supplies expense increased $22 million, or 7.3%, during the third quarter of 2023, as compared to the third quarter of 2022. The increase was due, in part, to the increase in patient volumes experienced during the third quarter of 2023, as compared to the comparable quarter of 2022. As a percentage of net revenues, supplies expense remained unchanged at 16.5% during each of the three-month periods ended September 30, 2023 and 2022.

Nine-month periods ended September 30, 2023 and 2022:

During the nine-month period ended September 30, 2023, as compared to the comparable prior year period, net revenues from our acute care hospital services, on a Same Facility basis, increased by $375 million or 6.9%. Income before income taxes increased by $32 million, or 8%, amounting to $426 million, or 7.3% of net revenues during the first nine months of 2023, as compared to $394 million, or 7.3% of net revenues during the comparable period of 2022.

During the nine-month period ended September 30, 2023, net revenue per adjusted admission decreased by 2.0% while net revenue per adjusted patient day increased by 1.3%, as compared to the comparable period of 2022. During the first nine months of 2023, as compared to the comparable period of 2022, the net revenue per adjusted admission, and per adjusted patient day, were pressured by the following: (i) a greater percentage of lower acuity procedures; (ii) an increase in denied claims and challenges to patient status classifications by certain of our commercial payers, and; (iii) a decrease in the number of patients with a COVID-19 diagnosis treated at our acute care hospitals and less incremental government reimbursement associated with COVID-19 patients.

During the nine-month period ended September 30, 2023, as compared to the comparable prior year period, inpatient admissions to our acute care hospitals increased by 6.8% while adjusted admissions increased by 8.3%. Patient days at these facilities increased by 3.2% and adjusted patient days increased by 4.8% during the nine-month period ended September 30, 2023, as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 4.9 days and 5.1 days during the nine-month periods ended September 30, 2023 and 2022, respectively. The occupancy rate, based on the average available beds at these facilities, was 66% and 64% during the nine-month periods ended September 30, 2023 and 2022, respectively.

On a Same Facility basis during the nine-month period ended September 30, 2023, as compared to the comparable period of 2022, salaries, wages and benefits expense increased by $81 million, or 3.3%. As a percentage of net revenues, salaries, wages and benefits expense decreased to 42.9% during the first nine months of 2023 as compared to 44.4% during the first nine months of 2022.

Other operating expenses increased $203 million, or 14.7%, during the first nine months of 2023, as compared to the comparable period of 2022. Operating expenses incurred by our commercial health insurer, consisting primarily of medical costs, increased approximately $33 million during the first nine months of 2023 as compared to the comparable period of 2022. Excluding the operating expenses incurred by our commercial health insurer, other operating expenses increased $169 million, or 15.7% during the first nine months of 2023 as compared to the comparable period of 2022. The increase during the first nine months of 2023, as compared to the comparable period of 2022, was due primarily to a $91 million, or 26.1%, increase in physician-related expenses (as discussed above in Results of Operations - Clinical Staffing, Physician Related Expenses, Effects of Inflation and COVID-19), as well as the expenses related to the increase in patient volumes.

Supplies expense increased $60 million, or 6.6%, during the first nine months of 2023, as compared to the comparable period of 2022. The increase was due, in part, to the increase in patient volumes experienced during the first nine months of 2023, as compared to the comparable period of 2022. As a percentage of net revenues, supplies expense remained unchanged at 16.6% during each of the nine-month periods ended September 30, 2023 and 2022.

All Acute Care Hospitals

The following table summarizes the results of operations for all our acute care operations during the three and nine-month periods ended September 30, 2023 and 2022. These amounts include: (i) our acute care results on a Same Facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including, if applicable, the results of recently acquired/opened facilities and businesses as well as the operating results for Desert Springs which discontinued all inpatient operations during the first quarter of 2023. Dollar amounts below are reflected in thousands.

	Three months ended September 30, 2023		Three months ended September 30, 2022		Nine months ended September 30, 2023		Nine months ended September 30, 2022
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$2,017,288	100.0%	$1,919,678	100.0%	$5,993,899	100.0%	$5,707,510	100.0%
Operating charges:
Salaries, wages and benefits	854,587	42.4%	824,942	43.0%	2,534,878	42.3%	2,497,888	43.8%
Other operating expenses	596,834	29.6%	535,463	27.9%	1,731,750	28.9%	1,550,044	27.2%
Supplies expense	323,475	16.0%	311,404	16.2%	979,185	16.3%	935,559	16.4%
Depreciation and amortization	86,535	4.3%	96,020	5.0%	274,165	4.6%	285,558	5.0%
Lease and rental expense	24,440	1.2%	21,990	1.1%	72,629	1.2%	63,324	1.1%
Subtotal-operating expenses	1,885,871	93.5%	1,789,819	93.2%	5,592,607	93.3%	5,332,373	93.4%
Income from operations	131,417	6.5%	129,859	6.8%	401,292	6.7%	375,137	6.6%
Interest expense, net	(778)	(0.0)%	234	0.0%	(1,858)	(0.0)%	1,350	0.0%
Other (income) expense, net	(211)	(0.0)%	384	0.0%	6,921	0.1%	806	0.0%
Income before income taxes	$132,406	6.6%	$129,241	6.7%	$396,229	6.6%	$372,981	6.5%

Three-month periods ended September 30, 2023 and 2022:

During the three-month period ended September 30, 2023, as compared to the comparable prior year quarter, net revenues from our acute care hospital services increased by $98 million, or 5.1%, due to: (i) the $137 million, or 7.5% increase in Same Facility revenues, as discussed above, and; (ii) $39 million of other combined net decreases consisting primarily of decreased revenues at Desert Springs.

Income before income taxes increased by $3 million, or 2%, to $132 million, or 6.6% of net revenues during the third quarter of 2023, as compared to $129 million, or 6.7% of net revenues during the third quarter of 2022. The $3 million increase in income before income taxes from our acute care hospital services resulted from the increase in income before income taxes from our acute care hospital services, on a Same Facility basis, as discussed above.

During the three-month period ended September 30, 2023, as compared to the comparable quarter of 2022, salaries, wages and benefits expense increased by $30 million, or 3.6%. The increase was due primarily to the above-mentioned $53 million increase related to our acute care hospital services, on a Same Facility basis, partially offset by the decreased salaries, wages and benefits expense incurred at Desert Springs.

Other operating expenses increased $61 million, or 11.5%, during the third quarter of 2023, as compared to the comparable quarter of 2022. The increase was due primarily to the $65 million above-mentioned increase related to our acute care hospital services, on a Same Facility basis.

Supplies expense increased by $12 million, or 3.9%, during the third quarter of 2023, as compared to the comparable quarter of 2022. The increase was due primarily to the above-mentioned $22 million increase related to our acute care hospital services, on a Same Facility basis, partially offset by decreased supplies expense incurred at Desert Springs.

Nine-month periods ended September 30, 2023 and 2022:

During the nine-month period ended September 30, 2023, as compared to the comparable prior year period, net revenues from our acute care hospital services increased by $286 million, or 5.0%, due to: (i) the $375 million, or 6.9% increase in Same Facility revenues, as discussed above, and; (ii) $89 million of other combined net decreases consisting primarily of decreased revenues at Desert Springs and decreased provider tax assessments, partially offset by the revenues generated at a 170-bed acute care hospital located in Reno, Nevada, that opened in early April, 2022 (this facility was reflected in our acute care hospital services' operating results effective May 1st of each year).

Income before income taxes increased by $23 million, or 6%, to $396 million, or 6.6% of net revenues during the first nine months of 2023, as compared to $373 million, or 6.5% of net revenues during the comparable period of 2022. The $23 million increase in income before income taxes from our acute care hospital services resulted from the $32 million, or 8%, increase in income before income taxes at our acute care hospital services, on a Same Facility basis, as discussed above, and $9 million of other combined net decreases related primarily to the increased losses incurred at Desert Springs.

During the nine-month period ended September 30, 2023, as compared to the comparable period of 2022, salaries, wages and benefits expense increased by $37 million, or 1.5%. The increase was due primarily to the above-mentioned $81 million increase related to our acute care hospital services, on a Same Facility basis, partially offset by a combined net decrease of $44 million resulting primarily from decreased salaries, wages and benefits expense related to Desert Springs.

Other operating expenses increased $182 million, or 11.7%, during the first nine months of 2023, as compared to the comparable period of 2022. The increase was due primarily to the $203 million above-mentioned increase related to our acute care hospital services, on a Same Facility basis, partially offset by combined a decrease of $21 million resulting primarily from decreased operating expenses related to Desert Springs and decreased provider tax assessments.

Supplies expense increased by $44 million, or 4.7%, during the first nine months of 2023, as compared to the comparable period of 2022. The increase was due primarily to the above-mentioned $60 million increase related to our acute care hospital services, on a Same Facility basis, partially offset by a combined net decrease of $16 million resulting primarily from decreased supplies expense related to Desert Springs.

Please see Results of Operations - Clinical Staffing, Physician Related Expenses, Effects of Inflation and COVID-19 above for additional disclosure regarding the factors impacting our operating costs.

Charity Care and Uninsured Discounts:

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three and nine-month periods ended September 30, 2023 and 2022:

Uncompensated care:

Amounts in millions	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2023	%	2022	%	2023	%	2022	%
Charity care	$228	34%	$192	31%	$571	31%	$612	36%
Uninsured discounts	445	66%	429	69%	1,289	69%	1,103	64%
Total uncompensated care	$673	100%	$621	100%	$1,860	100%	$1,715	100%

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Amounts in millions	2023	2022	2023	2022
Estimated cost of providing charity care	$23	$21	$57	$66
Estimated cost of providing uninsured discounts related care	44	46	126	119
Estimated cost of providing uncompensated care	$67	$67	$183	$185

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

The following table summarizes the results of operations for our behavioral health care facilities, on a Same Facility basis, and is used in the discussions below for the three and nine-month periods ended September 30, 2023 and 2022 (dollar amounts in thousands):

Same Facility—Behavioral Health

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,513,354	100.0%	$1,407,039	100.0%	$4,490,078	100.0%	$4,144,998	100.0%
Operating charges:
Salaries, wages and benefits	841,985	55.6%	779,839	55.4%	2,491,153	55.5%	2,293,332	55.3%
Other operating expenses	292,878	19.4%	273,618	19.4%	866,450	19.3%	816,312	19.7%
Supplies expense	55,102	3.6%	55,466	3.9%	161,205	3.6%	157,457	3.8%
Depreciation and amortization	47,484	3.1%	46,487	3.3%	139,039	3.1%	137,249	3.3%
Lease and rental expense	10,857	0.7%	10,586	0.8%	32,642	0.7%	31,262	0.8%
Subtotal-operating expenses	1,248,306	82.5%	1,165,996	82.9%	3,690,489	82.2%	3,435,612	82.9%
Income from operations	265,048	17.5%	241,043	17.1%	799,589	17.8%	709,386	17.1%
Interest expense, net	1,255	0.1%	1,370	0.1%	3,326	0.1%	3,957	0.1%
Other (income) expense, net	(985)	(0.1)%	(664)	(0.0)%	(2,294)	(0.1)%	(1,422)	(0.0)%
Income before income taxes	$264,778	17.5%	$240,337	17.1%	$798,557	17.8%	$706,851	17.1%

Three-month periods ended September 30, 2023 and 2022:

During the three-month period ended September 30, 2023, as compared to the comparable prior year quarter, net revenues from our behavioral health services, on a Same Facility basis, increased by $106 million or 7.6%. Income before income taxes increased by $24 million, or 10%, amounting to $265 million or 17.5% of net revenues during the third quarter of 2023, as compared to $240 million or 17.1% of net revenues during the third quarter of 2022.

During the three-month period ended September 30, 2023, net revenue per adjusted admission increased by 6.8% while net revenue per adjusted patient day increased by 6.5%, as compared to the comparable quarter of 2022. During the three-month period ended September 30, 2023, as compared to the comparable prior year quarter, inpatient admissions and adjusted admissions to our behavioral health care hospitals increased by 0.5% and 0.8%, respectively. Patient days at these facilities increased by 0.8% and adjusted patient days increased by 1.1% during the three-month period ended September 30, 2023, as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 13.5 days during each of the three-month periods ended September 30, 2023 and 2022, respectively. The occupancy rate, based on the average available beds at these facilities, was 72% during each of the three-month periods ended September 30, 2023 and 2022.

On a Same Facility basis during the three-month period ended September 30, 2023, as compared to the comparable quarter of 2022, salaries, wages and benefits expense increased $62 million or 8.0%. The increase during the third quarter of 2023, as compared to the third quarter of 2022, was due to a 4.7% increase in salaries, wages and benefits expense per average full time equivalent employee, as well as a 3.2% increase in the average number of full-time equivalent employees. The increased staffing was due, in part, to increased patient volumes. As a percentage of net revenues during each quarter, salaries, wages and benefits expense increased to 55.6% during the third quarter of 2023 as compared to 55.4% during the third quarter of 2022.

Other operating expenses increased $19 million, or 7.0%, during the third quarter of 2023, as compared to the comparable quarter of 2022. As a percentage of net revenues during each quarter, other operating expenses remained unchanged at 19.4% during each of three-month periods ended September 30, 2023 and 2022.

Supplies expense remained relatively unchanged during the third quarter of 2023, as compared to the third quarter of 2022. As a percentage of net revenues during each quarter, supplies expense decreased to 3.6% during the third quarter of 2023, as compared to 3.9% during the third quarter of 2022.

Nine-month periods ended September 30, 2023 and 2022:

During the nine-month period ended September 30, 2023, as compared to the comparable prior year period, net revenues from our behavioral health services, on a Same Facility basis, increased by $345 million or 8.3%. Income before income taxes increased by $92 million, or 13%, amounting to $799 million or 17.8% of net revenues during the first nine months of 2023, as compared to $707 million or 17.1% of net revenues during the comparable period of 2022.

During the nine-month period ended September 30, 2023, net revenue per adjusted admission increased by 4.4% while net revenue per adjusted patient day increased by 5.9%, as compared to the comparable period of 2022. During the nine-month period ended September 30, 2023, as compared to the comparable prior year period, inpatient admissions and adjusted admissions to our behavioral health care hospitals increased by 3.6% and 3.8%, respectively. Patient days at these facilities increased by 2.2% and adjusted patient days increased by 2.4% during the nine-month period ended September 30, 2023, as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 13.3 days and 13.5 days during the nine-month periods ended September 30, 2023 and 2022, respectively. The occupancy rate, based on the average available beds at these facilities, was 72% and 71% during the nine-month periods ended September 30, 2023 and 2022, respectively.

On a Same Facility basis during the nine-month period ended September 30, 2023, as compared to the comparable period of 2022, salaries, wages and benefits expense increased $198 million or 8.6%. The increase during the first nine months of 2023, as compared to the comparable period of 2022, was due to a 4.3% increase in salaries, wages and benefits expense per average full-time equivalent employee, as well as a 4.1% increase in the average number of full time equivalent employees. The increased staffing was due, in part, to increased patient volumes. As a percentage of net revenues during each period, salaries, wages and benefits expense increased to 55.5% during the first nine months of 2023 as compared to 55.3% during the comparable period of 2022.

Other operating expenses increased $50 million, or 6.1%, during the first nine months of 2023, as compared to the comparable period of 2022. The increase during the first nine months of 2023, as compared to the comparable period of 2022, was due, in part, to increased patient volumes. As a percentage of net revenues during each period, other operating expenses decreased to 19.3% during the nine-month period ended September 30, 2023 as compared to 19.7% during the comparable period of 2022.

Supplies expense increased $4 million, or 2.4%, during the first nine months of 2023, as compared to the comparable period of 2022.

All Behavioral Health Care Facilities

The following table summarizes the results of operations for all our behavioral health care services during the three and nine-month periods ended September 30, 2023 and 2022. These amounts include: (i) our behavioral health care results on a Same Facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the results of facilities acquired or opened during the past year (if applicable) as well as the results of certain facilities that were closed or restructured during the past year. Dollar amounts below are reflected in thousands.

	Three months ended September 30, 2023		Three months ended September 30, 2022		Nine months ended September 30, 2023		Nine months ended September 30, 2022
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,542,695	100.0%	$1,434,828	100.0%	$4,575,378	100.0%	$4,235,215	100.0%
Operating charges:
Salaries, wages and benefits	844,244	54.7%	782,909	54.6%	2,498,338	54.6%	2,310,761	54.6%
Other operating expenses	322,208	20.9%	300,406	20.9%	949,958	20.8%	898,655	21.2%
Supplies expense	55,272	3.6%	55,482	3.9%	161,597	3.5%	158,315	3.7%
Depreciation and amortization	47,720	3.1%	46,861	3.3%	140,117	3.1%	138,803	3.3%
Lease and rental expense	10,911	0.7%	11,010	0.8%	32,834	0.7%	32,803	0.8%
Subtotal-operating expenses	1,280,355	83.0%	1,196,668	83.4%	3,782,844	82.7%	3,539,337	83.6%
Income from operations	262,340	17.0%	238,160	16.6%	792,534	17.3%	695,878	16.4%
Interest expense, net	1,252	0.1%	1,375	0.1%	3,456	0.1%	4,106	0.1%
Other (income) expense, net	(1,080)	(0.1)%	(1,164)	(0.1)%	(3,139)	(0.1)%	(1,922)	(0.0)%
Income before income taxes	$262,168	17.0%	$237,949	16.6%	$792,217	17.3%	$693,694	16.4%

Three-month periods ended September 30, 2023 and 2022:

During the three-month period ended September 30, 2023, as compared to the comparable prior year quarter, net revenues generated from our behavioral health services increased by $108 million, or 7.5%. The increase was primarily attributable to the $106 million, or 7.6%, increase in net revenues at our behavioral health facilities, on a Same Facility basis, as discussed above.

Income before income taxes increased by $24 million, or 10%, to $262 million or 17.0% of net revenues during the third quarter of 2023, as compared to $238 million or 16.6% of net revenues during the third quarter of 2022. The increase in income before income taxes at our behavioral health facilities during the third quarter of 2023, as compared to the comparable quarter of 2022, was primarily attributable to the $24 million, or 10% increase in income before income taxes generated at our behavioral health facilities, on a Same Facility basis, as discussed above.

During the three-month period ended September 30, 2023, as compared to the comparable quarter of 2022, salaries, wages and benefits expense increased by $61 million or 7.8%. The increase was due primarily to the above-mentioned $62 million increase related to our behavioral health facilities, on a Same Facility basis.

Other operating expenses increased by $22 million, or 7.3%, during the third quarter of 2023, as compared to the comparable quarter of 2022. The increase was due primarily to the above-mentioned $19 million increase related to our behavioral health facilities, on a Same Facility basis.

Supplies expense remained relatively unchanged during the third quarter of 2023, as compared to the third quarter of 2022.

Nine-month periods ended September 30, 2023 and 2022:

During the nine-month period ended September 30, 2023, as compared to the comparable prior year period, net revenues generated from our behavioral health services increased by $340 million, or 8.0%. The increase was primarily attributable to the $345 million, or 8.3%, increase in net revenues at our behavioral health facilities, on a Same Facility basis, as discussed above.

Income before income taxes increased by $99 million, or 14%, to $792 million or 17.3% of net revenues during the first nine months of 2023, as compared to $694 million or 16.4% of net revenues during the comparable period of 2022. The increase in income before income taxes at our behavioral health facilities during the first nine months of 2023, as compared to the comparable period of 2022, was primarily attributable to the $92 million, or 13% increase in income before income taxes generated at our behavioral health facilities, on a Same Facility basis, as discussed above.

During the nine-month period ended September 30, 2023, as compared to the comparable period of 2022, salaries, wages and benefits expense increased by $188 million or 8.1%. The increase was due primarily to the above-mentioned $198 million increase related to our behavioral health facilities, on a Same Facility basis.

Other operating expenses increased by $51 million, or 5.7%, during the first nine months of 2023, as compared to the comparable period of 2022. The increase was due primarily to the above-mentioned $50 million increase related to our behavioral health facilities, on a Same Facility basis.

Supplies expense increased $3 million, or 2.1%, during the first nine months of 2023, as compared to the comparable period of 2022.

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

A 2012 U.S. Supreme Court ruling limited the federal government’s ability to expand health insurance coverage by holding unconstitutional sections of the Legislation that sought to withdraw federal funding for state noncompliance with certain Medicaid coverage requirements. Pursuant to that decision, the federal government may not penalize states that choose not to participate in the Medicaid expansion by reducing their existing Medicaid funding. Therefore, states can choose to expand or not to expand their Medicaid program without risking the loss of federal Medicaid funding. As a result, many states, including Texas, have not expanded their Medicaid programs without the threat of loss of federal funding. CMS has previously granted section 1115 demonstration waivers providing for work and community engagement requirements for certain Medicaid eligible individuals. CMS has also released guidance to states interested in receiving their Medicaid funding through a block grant mechanism. The Biden administration withdrew certain previously issued section 1115 demonstrations aligned with these policies, but Georgia has imposed work and community engagement requirements under a Medicaid demonstration program that launched July 1, 2023. If additional section 1115 demonstrations that include work and community requirements are implemented, we anticipate that they would lead to reductions in coverage and likely increases in uncompensated care in those states where these demonstration waivers are granted.

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

The Legislation also contained provisions aimed at reducing fraud and abuse in healthcare. The Legislation amends several existing laws, including the federal Anti-Kickback Statute and the False Claims Act, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers. While Congress had previously revised the intent requirement of the Anti-Kickback Statute to provide that a person is not required to “have actual knowledge or specific intent to commit a violation of” the Anti-Kickback Statute in order to be found in violation of such law, the Legislation also provides that any claims for items or services that violate the Anti-Kickback Statute are also considered false claims for purposes of the federal civil False Claims Act. The Legislation provides that a healthcare provider that retains an overpayment in excess of 60 days is subject to the federal civil False Claims Act. In December, 2022, CMS proposed to change the standard for identification of an overpayment and would require the report and return of an overpayment if a provider or supplier has actual knowledge of the existence of an overpayment or acts in reckless disregard or deliberate ignorance of an overpayment. The Legislation also expands the Recovery Audit Contractor program to Medicaid. These amendments also make it easier for severe fines and penalties to be imposed on healthcare providers that violate applicable laws and regulations.

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

In August, 2023, CMS published its IPPS 2024 final payment rule which provides for a 3.1% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates (including a change in the Medicare Rural Floor calculation), documenting and coding adjustments, and adjustments mandated by the Legislation are considered, without consideration for the required Medicare DSH payments changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments is approximately 6.6%. Including DSH payments, an increase to the Medicare Outlier threshold and certain other adjustments, we estimate our overall increase from the final IPPS 2024 rule (covering the period of October 1, 2023 through September 30, 2024) will approximate 5.4%.

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

On November 2, 2023, in light of the Supreme Court’s decision in American Hospital Association v. Becerra (142 S. Ct. 1896 (2022)) and the district court’s remand to the agency, CMS issued a final rule outlining the remedy for the 340B-acquired drug payment policy for calendar years 2018-2022. CMS published the final rule to remedy the payment rates the Court held were invalid aspects of their past policy and will affect nearly all hospitals paid under the OPPS. As part of the final remedy, CMS will make an adjustment to the update factor to maintain budget neutrality as required by statute. CMS finalized the 340B policy for calendar year 2018 in 2017 in a budget neutral manner that included increasing payments for non-drug items and services; this payment increase was in effect from calendar years 2018 through 2022. CMS estimates that hospitals were paid $7.8 billion more for non-drug items and services during this time period than they would have been paid in the absence of the 340B payment policy. Because CMS is now making additional payments to affected 340B covered entity hospitals to pay them what they would have been paid had the 340B policy never been implemented, CMS will make a corresponding offset to maintain budget neutrality as if the 340B payment policy had never been in effect. To carry out this required $7.8 billion budget neutrality adjustment, CMS will reduce future non-drug item and service payments by adjusting the OPPS conversion factor by minus 0.5% starting in calendar year 2026 and continuing for 16 years. The impact of this 0.5% reduction on our 2026 results of operations is approximately $4 million.

In November, 2023, CMS issued its OPPS final rule for 2024. The hospital market basket increase is 3.3% and the productivity adjustment reduction is 0.2% for a net market basket increase of 3.1%. When other statutorily required adjustments and hospital patient service mix are considered, we estimate that our overall Medicare OPPS update for 2024 will aggregate to a net increase of 9.7%. This percentage reflects the impact resulting from rural floor changes to the Medicare wage index adjustment factor where certain states, such as California and Nevada, will materially benefit from this change.

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
•
Require additional insurers to comply with the 2008 Mental Health Parity and Addiction Equity Act.

While these proposed rules, if adopted, would likely improve patient access to inpatient and outpatient mental health services, we are unable to estimate the related potential impact on our results of operations.

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

We receive revenues from various state and county-based programs, including Medicaid in all the states in which we operate. We receive annual Medicaid revenues of approximately $100 million, or greater, from each of Texas, California, Nevada, Illinois, Washington, D.C., Pennsylvania, Kentucky, Florida and Massachusetts. We also receive Medicaid disproportionate share hospital payments in certain states including, most significantly, Texas. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

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

In January, 2020, CMS announced a new opportunity to support states with greater flexibility to improve the health of their Medicaid populations. The new 1115 Waiver Block Grant Type Demonstration program, titled Healthy Adult Opportunity (“HAO”), emphasizes the concept of value-based care while granting states extensive flexibility to administer and design their programs within a defined budget. CMS believes this state opportunity will enhance the Medicaid program’s integrity through its focus on accountability for results and quality improvement, making the Medicaid program stronger for states and beneficiaries. The Biden administration has signaled its intent to withdraw the HAO demonstration and it has not been implemented in any states. Accordingly, we are unable to predict whether the HAO demonstration will impact our future results of operations.

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

Certain of our acute care hospitals located in Texas recorded an aggregate of $25 million in Quality Incentive Fund (“QIF”) revenues during each of the three and nine-month periods ended September 30, 2023 and 2022. The amounts recorded during 2023 were applicable to the period of September 1, 2021 to August 31, 2022; and the amounts recorded during 2022 were applicable to the period of September 1, 2020 to August 31, 2021. This revenue was earned pursuant to contract terms with various Medicaid managed care plans which requires the annual payout of QIF funds when a managed care service delivery area’s actual claims-based UHRIP payments are less than targeted UHRIP payments for a specific rate year. We also anticipate recording an additional $9 million in QIF revenues during the fourth quarter of 2023 increasing the aggregate for the year ended December 31, 2023 to $34 million.

On September 24, 2021, THHSC finalized New Fee-for-Service Supplemental Payment Program: Hospital Augmented Reimbursement Program (“HARP”) to be effective October 1, 2021. The HARP program continues the financial transition for providers who have historically participated in the Delivery System Reform Incentive Payment program described below. The program, which was approved by CMS on August 15, 2023, will provide additional funding to hospitals to help offset the cost hospitals incur while providing Medicaid services. Included in our results of operations during the three and nine-month periods ended September 30, 2023 was approximately $13 million of HARP revenues applicable to the period of October 1, 2021 through September 30, 2022. In addition, we expect to record HARP revenues of approximately $3 million per quarter beginning in the fourth quarter of 2023.

Texas Delivery System Reform Incentive Payments:

In addition, the Texas Medicaid Section 1115 Waiver included a DSRIP pool to incentivize hospitals and other providers to transform their service delivery practices to improve quality, health status, patient experience, coordination, and cost-effectiveness. DSRIP pool payments are incentive payments to hospitals and other providers that develop programs or strategies to enhance access to health care, increase the quality of care, the cost-effectiveness of care provided and the health of the patients and families served. In FFY 2022, DSRIP funding under the waiver is eliminated except for certain carryover DSRIP projects. No revenues were recorded by us during 2023 in connection with this DSRIP program. Included in our results of operations during the nine-month period ended September 30, 2022, was approximately $18 million of DSRIP revenues, all of which were recorded during the second quarter of 2022.

Summary of Amounts Related To The Above-Mentioned Various State Medicaid Supplemental Payment Programs:

The following table summarizes the revenues, Provider Taxes and net benefit related to each of the above-mentioned Medicaid supplemental programs for three and nine-month periods ended September 30, 2023 and 2022. The Provider Taxes are recorded in other operating expenses on the Condensed Consolidated Statements of Income as included herein.

	(amounts in millions)
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Texas UC/UPL:
Revenues	$87	$87	$176	$213
Provider Taxes	(30)	(30)	(62)	(76)
Net benefit	$57	$57	$114	$137

Texas DSRIP:
Revenues	$0	$0	$0	$27
Provider Taxes	0	0	0	(9)
Net benefit	$0	$0	$0	$18

Various other state programs:
Revenues	$121	$112	$375	$329
Provider Taxes	(46)	(41)	(129)	(119)
Net benefit	$75	$71	$246	$210

Total all Provider Tax programs:
Revenues	$208	$199	$551	$569
Provider Taxes	(76)	(71)	(191)	(204)
Net benefit	$132	$128	$360	$365
We estimate that our aggregate net benefit from the Texas and various other state Medicaid supplemental payment programs will approximate $525 million (net of Provider Taxes of $297 million) during the year ended December 31, 2023. These amounts are based upon various terms and conditions that are out of our control including, but not limited to, the states’/CMS’s continued approval of the programs and the applicable hospital district or county making IGTs consistent with 2022 levels.

Future changes to these terms and conditions could materially reduce our net benefit derived from the programs which could have a material adverse impact on our future consolidated results of operations. In addition, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our future consolidated results of operations. As described below in 2019 Novel Coronavirus Disease Medicare and Medicaid Payment Related Legislation, a 6.2% increase to the Medicaid Federal Matching Assistance Percentage (“FMAP”) was included in the Families First Coronavirus Response Act. The Consolidated Appropriations Act of 2023 (“CAA of 2023”) provided for the transitional reduction of the 6.2% enhanced FMAP during 2023 to 5.0% during the second quarter, 2.5% during the third quarter and 1.5% during the fourth quarter of 2023. The impact of the enhanced FMAP Medicaid supplemental and DSH payments are reflected in our financial results for the three and nine-month periods ended September 30, 2023 and 2022. We are unable to estimate the prospective financial impact of this provision at this time as our financial impact is contingent on unknown state action during future eligible federal fiscal quarters.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The Texas DSH program was renewed for the state’s 2024 DSH fiscal year (covering the period of October 1, 2023 through September 30, 2024). However, the South Carolina Health Access, Workforce and Quality (“HAWQ”) Program, as described below, which was recently approved by CMS, ended our DSH payment eligibility in the South Carolina Medicaid DSH program (approximately $5 million annually previously received), effective as of September 30, 2023.

In connection with these DSH programs, included in our financial results was an aggregate of approximately $13 million and $17 million during the three-month periods ended September 30, 2023 and 2022, respectively, and approximately $38 million and $41 million during the nine-month periods ended September 30, 2023 and 2022, respectively. When the final payment methodology changes in Texas as discussed below are implemented, we expect the aggregate reimbursements to our hospitals pursuant to the Texas and South Carolina 2023 fiscal year programs to be approximately $46 million. On June 16, 2023, the THHSC published a final rule that modified both the Medicaid DSH and Medicaid UC payment methodologies for the period of October 1, 2023 to September 30, 2024. THHSC's financial modeling estimates indicate this final rule would reduce our annual Medicaid DSH payments by approximately $8 million.

The Legislation and subsequent federal legislation provides for a significant reduction in Medicaid disproportionate share payments beginning in federal fiscal year 2024 (see above in Sources of Revenues and Health Care Reform-Medicaid for additional disclosure related to the delay of these DSH reductions). HHS is to determine the amount of Medicaid DSH payment cuts imposed on each state based on a defined methodology. As Medicaid DSH payments to states will be cut, consequently, payments to Medicaid-participating providers, including our hospitals in Texas and South Carolina, will be reduced in the coming years. Based on the CMS final rule published in September, 2019, beginning in fiscal year 2024 (as amended by the CARES Act and the CAA), annual Medicaid DSH payments in South Carolina and Texas could be reduced by approximately 65% and 41%, respectively, from 2022 DSH payment levels. On September 30, 2023, a continuing resolution was passed by the federal government which provided for federal funding for 45 days. The measure includes a 45-day delay of these Medicaid disproportionate share hospital cuts. The continuing resolution will expire on November 17, 2023.

Our behavioral health care facilities in Texas have been receiving Medicaid DSH payments since FFY 2016. As with all Medicaid DSH payments, hospitals are subject to state audits that typically occur up to three years after their receipt. DSH payments are subject to a federal Hospital Specific Limit (“HSL”) and are not fully known until the DSH audit results are concluded. In general, freestanding psychiatric hospitals tend to provide significantly less charity care than acute care hospitals and therefore are at more risk for retroactive recoupment of prior year DSH payments in excess of their respective HSL. In light of the retroactive HSL audit risk for freestanding psychiatric hospitals, we have established DSH reserves for our facilities that have been receiving funds since FFY 2016. These DSH reserves are also impacted by the resolution of federal DSH litigation related to Children’s Hospital Association of Texas v. Azar (“CHAT”) where the calculation of HSL was being challenged. In August, 2019, DC Circuit Court of Appeals issued a unanimous decision in CHAT and reversed the judgment of the district court in favor of CMS and ordered that CMS’s “2017 Rule” (regarding Medicaid DSH Payments—Treatment of Third Party Payers in Calculating Uncompensated Care Costs) be reinstated. CMS has not issued any additional guidance post the ruling. In April 2020, the plaintiffs in the case have petitioned the Supreme Court of the United States to hear their case. Additionally, there have been separate legal challenges on this same issue in the Fifth and Eight Circuits. On November 4, 2019, in Missouri Hosp. Ass’n v. Azar, the United States Court of Appeals for the Eighth Circuit issued an opinion upholding the 2017 Rule. On April 20, 2020, in Baptist Memorial Hospital v. Azar, the United States Court of Appeals of the Fifth Circuit issued a decision also upholding the 2017 Rule. In light of these court decisions, we continue to maintain reserves in the financial statements for cumulative Medicaid DSH and UC reimbursements related to our behavioral health hospitals located in Texas that amounted to $31 million as of September 30, 2023 and $42 million as of December 31, 2022.

Nevada SPA and SDP:

State Plan Amendment ("SPA")

CMS initially approved an SPA in Nevada in August, 2014 and this SPA has been approved for additional state fiscal years, including the 2023 fiscal year covering the period of July 1, 2022 through June 30, 2023. CMS approval for the 2024 fiscal year, which is still pending, is expected to occur.

In connection with this program, included in our financial results was approximately $5 million during each of the three-month periods ended September 30, 2023 and 2022, and approximately $22 million and $16 million during the nine-month periods ended September 30, 2023 and 2022, respectively. We estimate that our reimbursements pursuant to this program will approximate $27 million during the year ended December 31, 2023.

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
o
We anticipate state and federal approval of the fee for service upper payment limit component, which is expected to be effective either as of July 1, 2023, or October 1, 2023, to occur during 2023. If approved, we estimate that our aggregate net reimbursements pursuant to this program (net of related provider taxes) will approximate $3 million to $6 million during the year ended December 31, 2023.
•
Medicaid managed care SDP component.
o
We cannot predict whether or not the managed care component will ultimately receive state and federal approval. If approved, which could be effective as of January 1, 2024, we believe that based upon certain preliminary estimates, this program would have a material favorable effect on our results of operations for the year ended December 31, 2024, and potentially in future years as well. However, there can be no assurance that the program will be approved, and if approved, we cannot be certain of the timing or amount of aggregate net reimbursements that we may receive in connection with this program.

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

California Hospital Fee Program CMS Approval Status:

Hospital Fee Program Component	CMS Methodology Approval Status	CMS Rate Setting Approval Status
Fee For Service Payment	Approved through December 31, 2022	Approved through December 31, 2021; Paid through December 31, 2022
Managed Care-Pass-Through Payment	Approved through December 31, 2022	Approved and paid through December 31, 2021
Managed Care-Directed Payment	Approved through December 31, 2022	Approved and paid through December 31, 2021

In connection with the existing program, included in our financial results was approximately $10 million during each of the three-month periods ended September 30, 2023 and 2022, and approximately $33 million and $38 million during the nine-month periods ended September 30, 2023 and 2022, respectively. We estimate that our reimbursements pursuant to this program will approximate $46 million during the year ended December 31, 2023. The aggregate impact of the California supplemental payment program, as outlined above, is included in the above State Medicaid Supplemental Payment Program table.

Kentucky Hospital Rate Increase Program (“HRIP”):

In early 2021, CMS approved the Kentucky Medicaid Managed Care Hospital Rate Increase Program (“HRIP”). Included in our financial results in connection with this program was approximately $15 million and $18 million during the three-month periods ended September 30, 2023 and 2022, respectively, and approximately $57 million and $47 million during the nine-month periods ended September 30, 2023 and 2022, respectively.

Programs such as HRIP require an annual state submission and approval by CMS. In February, 2023, CMS approved the program for the period of January 1, 2023 through December 31, 2023 at rates comparable to the prior year. We estimate that our reimbursements pursuant to HRIP will approximate $71 million during the year ended December 31, 2023.

Florida Medicaid Managed Care Directed Payment Program (“DPP”):

The Florida DPP provides for an additional payment for Medicaid managed care contracted services. The DPP requires various related legislative and regulatory approvals each year. We did not record any revenues in connection with this program during the three and nine-month periods ended September 30, 2023 or 2022. We estimate that our reimbursements pursuant to this DPP will approximate $42 million during the year ended December 31, 2023.

Oklahoma Transition to Managed Care and Implementation of a Medicaid Managed Care DPP

In May, 2022, Oklahoma enacted legislation (SB 1337 and SB 1396) that directs the Oklahoma Health Care Authority ("OHCA") to: (i) transition its Medicaid program from a fee for service payment model to a managed care payment model by no later than October 1, 2023, and: (ii) concurrently implement a Medicaid managed care DPP using a managed care gap of ninety percent (90%) average commercial rates. In December, 2022, the OHCA delayed the implementation date of the Medicaid managed care change and related DPP until April 1, 2024. In September, 2023, CMS approved the DPP program effective as of April 1, 2024. Although we estimate that the DPP may have a favorable impact on our future results of operations, we are unable to quantify the ultimate impact since implementation of this program is subject to various additional administrative and regulatory procedures.

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

In connection with this program, included in our financial results was approximately $8 million and $13 million during the three-month periods ended September 30, 2023 and 2022, respectively, and approximately $29 million and $38 million during the nine-month periods ended September 30, 2023 and 2022, respectively. We estimate that our reimbursements pursuant to these supplemental payment programs will approximate $41 million during the year ended December 31, 2023.

Idaho Medicaid Upper Payment Limit (“UPL”) Program

During the first quarter of 2023, Idaho modified their Medicaid UPL program, effective as of July 1, 2022, which resulted in the state increasing the amount of the UPL pool size. In connection with this program, included in our financial results was approximately $4 million and $1 million during the three-month periods ended September 30, 2023 and 2022, respectively, and approximately $19 million and $2 million during the nine-month periods ended September 30, 2023 and 2022, respectively. Approximately $7 million of the amount included in our financial results during the nine-month period ended September 30, 2023 related to the prior year. We anticipate that future UPL program payments will be made at comparable levels. We estimate that our revenues pursuant to this UPL program will approximate $22 million during the year ended December 31, 2023.

Mississippi Hospital Access Program

In September, 2023, subject to CMS approval, Mississippi announced a $689 million, two-part Medicaid payment proposal, effective retroactively to July 1, 2023, that would be funded by annual hospital assessments to the state's Medicaid program. These hospital assessments are calculated using a formula provided under state law.

The first part of the proposal, known as the Mississippi Hospital Access Program, would provide direct payments for hospitals that serve patients in the state's Medicaid managed care delivery system. Hospitals would be reimbursed near the average commercial rate, which is the upper limit for Medicaid managed care reimbursements. The second part of the proposal would supplement Medicaid payment rates for hospitals providing inpatient and outpatient services up to Medicaid's regulated upper payment limit.

Although there can be no assurance that this program will be approved by CMS, but if approved, pursuant to estimates published by Mississippi, we estimate that our net additional reimbursements earned pursuant to this program will approximate $40 million annually.

South Carolina Health Access, Workforce and Quality (“HAWQ”) Program

In September 2023, CMS approved the South Carolina HAWQ Program retroactive to July 1, 2023. This program is Medicaid managed care directed payment program that provides for a rate enhancement to Medicaid managed care encounters. We estimate that our net reimbursements earned pursuant to this program will approximate $21 million annually. In connection with this program, included in our financial results was approximately $6 million during the three and nine-month periods ended September 30, 2023. We estimate that our reimbursements pursuant to this program will approximate $11 million during the year ended December 31, 2023.

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

Surprise Billing Interim Final Rule: On September 30, 2021, the Department of Labor, and the Department of the Treasury, along with the Office of Personnel Management (“OPM”), released an interim final rule with comment period, entitled “Requirements Related to Surprise Billing; Part II.” This rule is related to Title I (the “No Surprises Act”) of Division BB of the Consolidated Appropriations Act, 2021, and establishes new protections from surprise billing and excessive cost sharing for consumers receiving health care items/services. It implements additional protections against surprise medical bills under the No Surprises Act, including provisions related to the independent dispute resolution process, good faith estimates for uninsured (or self-pay) individuals, the patient-provider dispute resolution process, and expanded rights to external review. On February 28, 2022, a district judge in the Eastern District of Texas invalidated portions of the rule governing aspects of the Independent Dispute Resolution (“IDR”) process. In light of this decision, the government issued a final rule on August 19, 2022 eliminating the rebuttable presumption in favor of the qualifying payment amount (“QPA”) by the IDR entity and providing additional factors the IDR entity should consider when choosing between two competing offers. CMS regulations and guidance implementing the IDR process has been subject to a significant amount of provider-initiated litigation. As a result, portions of those regulations and guidance materials have been vacated by a federal district court, causing CMS to, on several occasions, pause and resume IDR process operations, causing significant delay in the processing of claims. On October 27, 2023, HHS, the Department of Labor, the Department of the Treasury, and OPM issued a proposed rule intended to improve the functioning of the federal IDR process. Additionally, arguments made by the plaintiffs in such litigation have included allegations that CMS’s regulations and guidance materials are favorable to payers. We cannot predict the impact of the proposed rule on our operations at this time.

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

Medicaid Federal DSH Allotment:

Although the implementation has been delayed several times, the Legislation (as amended by subsequent federal legislation) requires annual aggregate reductions in federal Medicaid DSH allotment from FFY 2024 through FFY 2027. Commencing in federal fiscal year 2024, and continuing through 2027, DSH payments are scheduled to be reduced by $8 billion annually. On September 30, 2023, a continuing resolution was passed by the federal government which provided for federal funding for 45 days. The measure includes a 45-day delay of these Medicaid disproportionate share hospital cuts. The continuing resolution will expire on November 17, 2023.

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

Reimburse hospitals at Medicare rates for uncompensated COVID-19 care for the uninsured

•
Our financial results for the three and nine-month periods ended September 30, 2023 include no revenues recorded in connection with this program. Our financial results for the three and nine-month periods ended September 30, 2022 included approximately $4 million and $22 million, respectively, of revenues recorded in connection with this program.
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
•
Our financial results for the three and nine-month periods ended September 30, 2023 included no revenues related to this program. Our financial results for the nine-month period ended September 30, 2022, included approximately $17 million of revenues recorded in connection with this program.

Medicare add-on for inpatient hospital COVID-19 patients

•
Increases the payment that would otherwise be made to a hospital for treating a Medicare patient admitted with COVID-19 by twenty percent (20%) for the duration of the COVID-19 public health emergency.
•
Included in our financial results were revenues of approximately $7 million during the three-month period ended September 30, 2022 (no revenues were recorded during the third quarter of 2023), and approximately $6 million and $25 million during the nine-month periods ended September 30, 2023 and 2022, respectively, recorded in connection with this program. These payments were intended to offset the increased expenses associated with the treatment of Medicare COVID-19 patients.

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

Other Operating Results

Interest Expense:

As reflected on the schedule below, interest expense was $53 million and $36 million during the three-month periods ended September 30, 2023 and 2022, respectively, and $153 million and $83 million during the nine-month periods ended September 30, 2023 and 2022, respectively (amounts in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Revolving credit & demand notes (a.)	$6,408	$1,440	$15,746	$7,752
Tranche A term loan facility (a.)	40,410	22,177	115,156	37,710
$800 million, 2.65% Senior Notes due 2030 (b.)	5,356	5,356	16,069	16,069
$700 million, 1.65% Senior Notes due 2026 (c.)	2,931	2,931	8,794	8,794
$500 million, 2.65% Senior Notes due 2032 (d.)	3,345	3,345	10,035	10,035
Accounts receivable securitization program (e.)	-	10	-	30
Subtotal-revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	58,450	35,259	165,800	80,390
Amortization of financing fees	1,260	1,259	3,777	3,481
Other combined interest expense	253	1,441	1,066	5,052
Capitalized interest on major projects	(6,479)	(2,199)	(17,100)	(5,738)
Interest income	(106)	(107)	(458)	(183)
Interest expense, net	$53,378	$35,653	$153,085	$83,002
(a.)
As of September 30, 2023, our credit agreement dated November 15, 2010, as amended, provided for the following:
•
a $1.2 billion aggregate amount revolving credit facility that is scheduled to mature in August, 2026 (which, as of September 30, 2023, had $721 million of aggregate available borrowing capacity net of $475 million of outstanding borrowings and $4 million of letters of credit), and;
•
a tranche A term loan facility with $2.29 billion of outstanding borrowings as of September 30, 2023 (including the $700 million increase that occurred in June, 2022).
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

Interest expense increased approximately $18 million, or 50%, during the three-month period ended September 30, 2023, as compared to the three-month period ended September 30, 2022. The increase was primarily due to: (i) a net $23 million increase in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facilities and accounts receivable securitization program (as applicable), resulting from an increase in our aggregate average cost of borrowings pursuant to these facilities (4.9% during the third quarter of 2023 as compared to 3.08% during the comparable quarter of 2022), as well as an increase in the aggregate average outstanding borrowings pursuant to these facilities ($4.65 billion during the third quarter of 2023 as compared to $4.46 billion during the third quarter of 2022), partially offset by; (ii) a net $5 million decrease in other combined interest expenses, due primarily to a $4 million increase in capitalized interest on major projects. The average effective interest rates, including amortization of deferred financing costs and original issue discount, on borrowings outstanding under our revolving credit, demand notes, senior notes, term loan A facility and accounts receivable securitization program (as applicable), which amounted to approximately $4.65 billion and $4.46 billion during the third quarters of 2023 and 2022, respectively, were 5.0% and 3.2% during the three-month periods ended September 30, 2023 and 2022, respectively.

Interest expense increased approximately $70 million, or 84%, during the nine-month period ended September 30, 2023, as compared to the nine-month period ended September 30, 2022. The increase was primarily due to: (i) a net $85 million increase in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facilities and accounts receivable securitization program (as applicable), resulting from an increase in our aggregate average cost of borrowings pursuant to these facilities (4.73% during the first nine months of 2023 as compared to 2.41% during the comparable period of 2022), as well as an increase in the aggregate average outstanding borrowings pursuant to these facilities ($4.61 billion during 2023 as compared to $4.37 billion during

2022), partially offset by; (ii) a net $15 million decrease in other combined interest expenses, due primarily to an $11 million increase in capitalized interest on major projects . The average effective interest rates, including amortization of deferred financing costs and original issue discount, on borrowings outstanding under our revolving credit, demand notes, senior notes, term loan A facility and accounts receivable securitization program (as applicable), which amounted to approximately $4.61 billion and $4.37 billion during the nine-month periods ended September 30, 2023 and 2022, respectively, were 4.85% and 2.53% during the nine-month periods ended September 30, 2023 and 2022, respectively.

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three and nine-month periods ended September 30, 2023 and 2022 (dollar amounts in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Provision for income taxes	$52,499	$57,401	$159,618	$157,312
Income before income taxes	220,507	234,212	659,303	643,925
Effective tax rate	23.8%	24.5%	24.2%	24.4%

The provision for income taxes decreased $5 million during the third quarter of 2023, as compared to the third quarter of 2022, due primarily to the income tax expense recorded in connection with a $21 million decrease in pre-tax income (consisting of $14 million decrease in income before income taxes and a $7 million unfavorable change in the income/loss attributable to noncontrolling interests).

The provision for income taxes increased $2 million during the nine-month period ended September 30, 2023, as compared to the comparable period of 2022, due primarily to the income tax expense recorded in connection with the $3 million increase in pre-tax income (consisting of $15 million increase in income before income taxes partially offset by a $12 million decrease in the loss attributable to noncontrolling interests).

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $815 million during the nine-month period ended September 30, 2023 and $699 million during the first nine months of 2022. The net increase of $117 million was attributable to the following:

•
a favorable change of $109 million from other working capital accounts due primarily to the timing of disbursements for accrued compensation and accounts payable, and;
•
$8 million of other combined net favorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the nine-month periods. The result is divided into the accounts receivable balance at September 30th of each year to obtain the DSO. Our DSO were 58 days and 52 days at September 30, 2023 and 2022, respectively. Included in our accounts receivable balance as of September 30, 2023, were increased receivables recorded in connection with Medicaid supplemental revenue programs in Texas.

Net cash used in investing activities

During the first nine months of 2023, we used $524 million of net cash in investing activities as follows:

•
$537 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;
•
$24 million received from the sales of assets and businesses;
•
$8 million paid in connection with net cash outflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates, and;
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

Net cash used in financing activities

During the first nine months of 2023, we used $312 million of net cash in financing activities as follows:

•
generated $165 million of additional borrowings related to our revolving credit facility;
•
spent $385 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our stock repurchase program ($367 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($18 million);
•
spent $54 million on net repayments of debt as follows: (i) $49 million related to our tranche A term loan facility, and; (ii) $5 million related to other debt facilities;
•
spent $42 million to pay quarterly cash dividends of $.20 per share;
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
•
spent $49 million in connection with the purchase of ownership interests from minority members, net of sales, consisting primarily of our purchase of George Washington University’s 20% ownership in George Washington University Hospital;
•
spent $44 million to pay quarterly cash dividends of $.20 per share;
•
generated $10 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans;
•
spent $5 million to pay profit distributions related to noncontrolling interests in majority owned businesses, and;
•
spent $3 million to pay financing costs.

.

Expected capital expenditures during remainder of 2023

During the full year of 2023, we expect to spend approximately $725 million to $775 million on capital expenditures which includes expenditures for capital equipment, construction of new facilities, and renovations and expansions at existing hospitals. During the first nine months of 2023, we spent approximately $537 million on capital expenditures. During the remaining three months of 2023, we expect to spend approximately $188 million to $238 million on capital expenditures.

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

As of September 30, 2023, our Credit Agreement provided for the following:

•
a $1.2 billion aggregate amount revolving credit facility that is scheduled to mature in August, 2026 (which, as of September 30, 2023, had $721 million of aggregate available borrowing capacity net of $475 million of outstanding borrowings and $4 million of letters of credit), and;
•
a tranche A term loan facility with $2.29 billion of outstanding borrowings as of September 30, 2023.

The tranche A term loan facility provides for installment payments of $30.0 million per quarter during the period of December, 2023 through June, 2026. The unpaid principal balance at June 30, 2026 is payable on the August 24, 2026 scheduled maturity date of the Credit Agreement.

Revolving credit and tranche A term loan borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month term SOFR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month term SOFR rate plus 0.1% (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625%. As of September 30, 2023, the applicable margins were 0.50% for ABR-based loans and 1.50% for SOFR-based loans under the revolving credit and term loan A facilities. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, if sold to a receivables facility pursuant to the Credit Agreement, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens, indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of September 30, 2023 and December 31, 2022.

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

As of September 30, 2023, we had combined aggregate principal of $2.0 billion from the following senior secured notes:

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

The 2026 Notes, 2030 Notes and 2032 Notes (collectively “The Notes”) were initially issued only to qualified institutional buyers under Rule 144A and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). In December, 2022, we completed a registered exchange offer in which virtually all previously outstanding Notes were exchanged for identical Notes that were registered under the Securities Act, and thereby became freely transferable (subject to certain restrictions applicable to affiliates and broker dealers). Notes originally issued under Rule 144A or Regulation S that were not exchanged remain outstanding and may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from registration requirements thereunder.

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

As discussed in Note 2 to the Consolidated Financial Statements-Relationship with Universal Health Realty Income Trust and Other Related Party Transactions, on December 31, 2021, we (through wholly-owned subsidiaries of ours) entered into an asset purchase and sale agreement with Universal Health Realty Income Trust (the “Trust”). Pursuant to the terms of the agreement, which was amended during the first quarter of 2022, we, among other things, transferred to the Trust, the real estate assets of Aiken Regional Medical Center (“Aiken”) and Canyon Creek Behavioral Health (“Canyon Creek”). In connection with this transaction, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases, as amended, (with the Trust as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. As a result of our purchase option within the Aiken and Canyon Creek lease agreements, this asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust are recorded to interest expense and as a reduction of the outstanding financial liability, and the amount allocated to interest expense is determined based upon our incremental borrowing rate and the outstanding financial liability. In connection with this transaction, our condensed consolidated balance sheets at September 30, 2023 and December 31, 2022 reflect financial liabilities, which are included in debt, of approximately $78 million and $81 million, respectively.

At September 30, 2023, the carrying value and fair value of our debt were approximately $4.9 billion and $4.5 billion, respectively. At December 31, 2022, the carrying value and fair value of our debt were approximately $4.8 billion and $4.4 billion, respectively. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was approximately 45% at each of September 30, 2023 and December 31, 2022.

We expect to finance all capital expenditures and acquisitions and pay dividends and potentially repurchase shares of our common stock utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing revolving credit facility, which had $721 million of available borrowing capacity as of September 30, 2023, or through refinancing the existing Credit Agreement; (ii) the issuance of other short-term and/or long-term debt, and/or; (iii) the issuance of equity. We believe that our operating cash flows, cash and cash equivalents, available commitments under existing agreements, as well as access to the capital markets, provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months. However, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Supplemental Guarantor Financial Information

As of September 30, 2023, we had combined aggregate principal of $2.0 billion from The Notes:

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

The summarized balance sheet information for the consolidated obligor group of debt issued by Universal Health Services, Inc. is presented in the table below:

(in thousands)	September 30, 2023	December 31, 2022
Current assets	$2,196,809	$2,062,900
Noncurrent assets (1)	8,872,855	8,773,036
Current liabilities	1,720,254	1,686,005
Noncurrent liabilities	5,748,391	5,587,141
Due to non-guarantors	926,531	942,731
(1) Includes goodwill of $3,267 million and $3,273 million as of September 30, 2023 and December 31, 2022, respectively.

The summarized results of operations information for the consolidated obligor group of debt issued by Universal Health Services, Inc. is presented in the table below:

	Nine Months Ended	Twelve Months Ended
(in thousands)	September 30, 2023	December 31, 2022
Net revenues	$8,514,492	$10,853,259
Operating charges	7,728,923	9,947,778
Interest expense, net	157,272	193,486
Other (income) expense, net	29,429	7,487
Net income	$428,003	$532,047

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

Off-Balance Sheet Arrangements

During the three months ended September 30, 2023 there have been no material changes in the off-balance sheet arrangements consisting of standby letters of credit and surety bonds.

As of September 30, 2023 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $189 million consisting of: (i) $170 million related to our self-insurance programs, and; (ii) $19 million of other debt and public utility guarantees.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risk during the three months ended September 30, 2023. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures

As of September 30, 2023, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6-Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report for a description of our legal proceedings. Such information is hereby incorporated by reference.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2022 includes a listing of risk factors to be considered by investors in our securities. During the third quarter of 2023, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

As reflected below, during the three-month period ended September 30, 2023, we have repurchased 1,316,973 shares at an aggregate cost of approximately $175.08 million (approximately $132.94 per share) pursuant to the terms of our stock repurchase program. In addition, during the three-month period ended September 30, 2023, 3,627 shares were repurchased in connection with income tax withholding obligations resulting from stock-based compensation programs.

During the period of July 1, 2023 through September 30, 2023, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid for shares purchased as part of publicly announced program (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands)
July, 2023	$-	150,993	140	$0.01	150,000	$138.50	$20,775	—	$734,508
August, 2023	$-	897,087	94	$0.01	896,973	$133.45	$119,698	—	$614,810
September, 2023	$-	272,520	382	$0.01	270,000	$128.17	$34,606	—	$580,204
Total July through September, 2023	$-	1,320,600	616	$0.01	1,316,973	132.94	$175,079

Dividends

During the quarter ended September 30, 2023, we declared and paid dividends of $.20 per share. Dividend equivalents are accrued on unvested restricted stock units and will be paid upon vesting of the restricted stock unit.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended September 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

22.1	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document –the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: November 8, 2023	/s/ Marc D. Miller
Marc D. Miller,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)