Form 10-K
period 2023-12-31
UNIVERSAL HEALTH SERVICES INC
filed 2024-02-27
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of voting stock held by non-affiliates at June 30, 2023 was $9.5 billion. (For the purpose of this calculation, it was assumed that Class A, Class C, and Class D Common Stock, which are not traded but are convertible share-for-share into Class B Common Stock, have the same market value as Class B Common Stock. Also, for purposes of this calculation only, all directors are deemed to be affiliates.)

The number of shares of the registrant’s Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, and Class D Common Stock, $.01 par value, outstanding as of January 31, 2024, were 6,577,100; 59,969,747; 661,688 and 12,802, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for our 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 (incorporated by reference under Part III).

UNIVERSAL HEALTH SERVICES, INC.

2023 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2023. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Annual Report.

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

As of February 27, 2024, we owned and/or operated 360 inpatient facilities and 48 outpatient and other facilities, including the following, located in 39 states, Washington, D.C., the United Kingdom and Puerto Rico:

Acute care facilities located in the U.S.:

•
27 inpatient acute care hospitals;
•
27 free-standing emergency departments, and;
•
10 outpatient centers & 1 surgical hospital.

Behavioral health care facilities (333 inpatient facilities and 10 outpatient facilities):

Located in the U.S.:

•
186 inpatient behavioral health care facilities, and;
•
8 outpatient behavioral health care facilities.

Located in the U.K.:

•
144 inpatient behavioral health care facilities, and;
•
2 outpatient behavioral health care facilities.

Located in Puerto Rico:

•
3 inpatient behavioral health care facilities.

Net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 57% of our consolidated net revenues during each of 2023 and 2022. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 43% of our consolidated net revenues during each of 2023 and 2022.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $761 million in 2023 and $685 million in 2022. Total assets at our U.K. behavioral health care facilities were approximately $1.327 billion as of December 31, 2023 and $1.235 billion as of December 31, 2022.

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

In accordance with Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, we submitted our CEO’s certification to the New York Stock Exchange in 2023. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report on Form 10-K, are our CEO’s and CFO’s certifications regarding the quality of our public disclosures under Section 302 of the Sarbanes-Oxley Act of 2002.

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

Certificates of Need: Certain of the states in which we operate hospitals have certificates of need (“CON”) laws as a condition prior to hospital capital expenditures, construction, expansion, modernization or initiation of major new services. Failure to obtain necessary state approval can result in our inability to complete an acquisition, expansion or replacement, the imposition of civil or, in some cases, criminal sanctions, the inability to receive Medicare or Medicaid reimbursement or the revocation of a facility’s license, which could harm our business. In addition, significant CON reforms have been proposed in a number of states that would increase the capital spending thresholds and provide exemptions of various services from review requirements. In the past, we have not experienced any material adverse effects from those requirements, but we cannot predict the impact of these changes upon our operations.

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

Self-Referral and Anti-Kickback Legislation

The Stark Law: The Social Security Act includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship, unless an exception is met. These types of referrals are known as “self-referrals.” Sanctions for violating the Stark Law include civil penalties up to $29,899 for each violation, and up to $199,338 for sham arrangements. There are a number of exceptions to the self-referral prohibition, including an exception for a physician’s ownership interest in an entire hospital as opposed to an ownership interest in a hospital department unit, service or subpart. However, federal laws and regulations now limit the ability of hospitals relying on this exception to expand aggregate physician ownership interest or to expand certain hospital facilities. This regulation also places a number of compliance requirements on physician-owned hospitals related to reporting of ownership interest. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements that adhere to certain enumerated requirements. CMS issued a final rule in 2020 that created a new Stark exception for value-based models. Although the final regulations provide exceptions to the Stark Law, there may remain regulatory risks for participating hospitals, as well as financial and operational risks.

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

Although we believe that our arrangements with physicians and other referral sources have been structured to comply with current law and available interpretations, there can be no assurance that all arrangements comply with an available safe harbor or that regulatory authorities enforcing these laws will determine these financial arrangements do not violate the anti-kickback statute or other applicable laws. Violations of the anti-kickback statute may be punished by a criminal fine of up to $100,000 for each violation or imprisonment, however, under 18 U.S.C. Section 3571, this fine may be increased to $250,000 for individuals and $500,000 for organizations. Civil money penalties may include fines of up to $120,816 per violation and damages of up to three times the total amount of the remuneration and/or exclusion from participation in Medicare and Medicaid.

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

Human Capital Management

Employees and Medical Staff

As of December 31, 2023, we had approximately 96,700 total employees consisting of: (i) approximately 84,450 employees located in the U.S., of which approximately 61,100 were employed full-time, and; (ii) approximately 12,250 employees located in the U.K. Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. In a number of our markets, physicians may have admitting privileges at other hospitals in addition to ours. Within our acute care division, approximately 380 physicians are employed by physician practice management subsidiaries of ours either directly or through contracts with affiliated group practices structured as 501A corporations. Members of the medical staffs of our hospitals also serve on the medical staffs of hospitals not owned by us and may terminate their affiliation with our hospitals at any time. In addition, within our behavioral health division, approximately 500 physicians are employed by subsidiaries of ours either directly or through contracts with affiliated group practices structured as 501A corporations. Each of our hospitals is managed on a day-to-day basis by a managing director employed by a subsidiary of ours. In addition, a Board of Governors, including members of the hospital’s medical staff, governs the medical, professional and ethical practices at each hospital. We believe that our relations with our employees are satisfactory.

Labor Relations

Approximately 535 of our employees at four of our hospitals are unionized. At Valley Hospital Medical Center, housekeeping and dietary employees are represented by the Culinary Workers Union, Local 226, and engineers are represented by the International Union of Operating Engineers. At HRI Hospital in Boston, registered nurses, licensed practical nurses, certain technicians and some clerical employees are represented by the SEIU. At Brooke Glen Behavioral Hospital, unionized employees are represented by the Teamsters, and registered nurses are represented by the Northwestern Nurses Association/Pennsylvania Association of Staff Nurses and Allied Professionals. At Fairmount Behavioral Health, registered nurses and certain other professional job classifications are represented by District 1199C, National Union of Hospital and Health Care Employees, AFSCME, AFL-CIO, as are Licensed Practical Nurses who are currently organized in a separate bargaining unit.

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

Service Excellence Facilitator Certification Workshops are available for facility employees identified by their leadership for consistently upholding and demonstrating our Service Excellence standards. Certified facilitators foster the Service Excellence culture and deliver training at their facilities. In 2023, we held 13 workshops with 134 individuals certified as Service Excellence Facilitators.

During 2023, we strengthened our recruitment efforts, improved the overall hiring and onboarding experience (89% very satisfied/satisfied with overall recruitment process), expanded the training resources employees need to do their jobs effectively and safely, facilitated more teamwork and collaboration, addressed burnout, expanded mentorship and increased employee engagement.

We conducted a Pulse Employee Engagement Survey and had an overall participation rate of 67% across the organization. 81% of staff indicated “I feel included on my team/work unit.” Engagement efforts such as services awards, safety programs and employee-led service excellence/culture committees has assisted with increased employee retention.

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

Health and Safety

Policies and training programs to encourage work safety are a major focus in our organization. We continue to promote the employee assistance program which has provided a superior level of service to all our employees and members of their households.

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

Across the company, we offer educational and work opportunities, including internships, externships and clinical field placement opportunities. We have partnered with Chamberlin University and Drexel University to provide their students with opportunities to earn clinical experience at our healthcare facilities. In 2023, Chamberlin University students participated in more than 1,000 clinical rotations at various acute care and behavioral health care facilities of ours nationwide.

We also offer financial assistance programs, such as educational reimbursement, to support employees participating in degree, certification and continuing education programs.

Equal Employment Opportunity

We are committed to the principle of Equal Employment Opportunity ("EEO") for all employees and applicants. As an EEO Employer we support, and are fully committed, to recruitment, selection, placement, promotion and compensation of all individuals without regard to race, color, religion, age (40 and over or as otherwise defined by applicable law), sex (including pregnancy, gender identity, and sexual orientation), genetic information (including family medical history), national origin, disability status, protected veteran status or any other characteristic protected by federal, state or local laws.

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

Employee Assistance

We continue to support the overall health and financial well-being of our employees across the extensive programs and benefit plans that we offer. In 2023, we continued to expand the UHS Resource Guide which provides details on access to the benefits, resources and support tools available to employees throughout our organization.

In 2023, the UHS Foundation continued to support employees and their families who suffered losses due to natural disasters across the country, including tornados in Arkansas and Hurricane Ian.

Environmental

We have implemented environmentally sustainable practices and we comply with applicable legal and regulatory environmental standards to protect our patients, visitors, staff and local communities. Our environmental stewardship includes following best practices when managing energy usage, constructing and designing new builds and/or major renovations and protecting the local environment.

•
Our facilities located in the U.S. utilize a centralized utility billing management system to monitor energy usage and detect significant deviations from normal usage consumption patterns. Also, 23 of our acute care hospitals utilize automatic fault detection and diagnostics software to monitor the efficiencies of the heating, ventilation and air conditioning operations. Most of these facilities also undergo retro-commissioning and monitoring-based commissioning.
•
Our newly built facilities, or those undergoing major renovations, are required to meet or exceed all federal, state and local energy efficiency stands and energy codes, and use mechanical-electrical-plumbing systems to optimize energy efficiencies and water conservation. Newly constructed acute care facilities are expected to achieve an ENERGY STAR® Portfolio Manager Score of 90 or higher. In addition, all new construction or major renovation projects costing $20 million or more are required to be assessed for Green Globes and/or U.S. Green Building Council’s Leadership in Energy and Environmental Design certifications.
•
Our facilities have adopted policies and procedures that are compliant with the applicable laws from the Environmental Protection Agency, local departments of health and other regulatory bodies overseeing the responsible disposal of pollution and waste.
•
Our water management program is designed to oversee potable, process and utility water programs through active management and hazard control validation. The program is designed to ensure safe water throughout our buildings and meets ANSI/ASHRAE

Standard 188 (Legionellosis: Risk Management for Building Water Systems). The program also manages domestic potable, process water and utility water.

Our facilities located in the U.K. continue to procure 100% of their electricity from renewable sources, a practice that has been in place since 2021. Recently Cygnet updated its emissions targets:

•
Net zero carbon for direct (Scope 1) and indirect (Scope 2) emissions by 2035
•
Net zero carbon emissions in our supply chain (Scope 3) by 2040.

Our leadership teams actively manage opportunities and risks related to our facilities, including those related to climate change and other environmental risks.

Revenue and volume trends may be affected by seasonal and severe weather conditions, including the effects of extreme low temperatures, hurricanes and tornadoes, earthquakes, climate change, current local economic and demographic changes. We have a high concentration of facilities in various geographic areas, including states that have a potentially higher risk of experiencing events such as severe weather conditions and earthquakes. Given the location of our facilities, we are particularly susceptible to revenue loss, cost increase, or damage caused by severe weather conditions or natural disasters such as hurricanes, wildfires, earthquakes, or tornadoes. Any significant loss due to a natural disaster may not be covered by insurance and may lead to an increase in the cost of insurance or unavailability on acceptable terms. Climate change may also have effects on our business by increasing the cost of property insurance or making coverage unavailable on acceptable terms. To the extent that significant changes in the climate occur in areas where our facilities are located, we may experience increased frequency of severe 24 weather conditions or natural disasters or other changes to weather patterns, all of which may result in physical damage to or a decrease in demand for properties affected by these conditions. Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition, revenues, results of operations, or cash flow may be adversely affected.

In addition, operations may be subject to increases in energy prices as well as increased government regulation, such as the limiting of greenhouse gas emissions, intended to mitigate the impact of climate change, severe weather patterns, or natural disasters. These could result in additional required capital and/or operational expenditures to comply with such regulation without a corresponding increase in our revenues.

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

While our facilities tend to be located in fast growing, concentrated geographies, in some markets, certain of our competitors may have greater financial resources, be better equipped and offer a broader range of services than us. Certain hospitals that are located in the areas served by our facilities are specialty or large hospitals that provide medical, surgical and behavioral health services, facilities and equipment that are not available at our hospitals. The increase in outpatient treatment and diagnostic facilities, including outpatient surgical centers and addiction treatment centers, also increases competition for us. In addition, some of our hospitals face competition from hospitals or surgery centers that are physician owned.

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

In addition, we depend on the efforts, abilities, and experience of our medical support personnel, including our nurses and other health care professionals, as well as non-professionals such as mental health technicians. We compete with other health care providers in recruiting and retaining qualified hospital management, nurses and other medical personnel. Our acute care and behavioral health care facilities are experiencing the effects of a nationwide staffing shortage, which has caused and may continue to cause an increase in salaries, wages and benefits expense in excess of the inflation rate. To the extent we cannot meet appropriate staffing levels, we may be required to limit the healthcare services provided in these markets which would have a corresponding adverse effect on our net operating revenues.

Certain states in which we operate hospitals have CON laws. The application process for approval of additional covered services, new facilities, changes in operations and capital expenditures is, therefore, highly competitive in these states. In those states that do not have CON laws or which set relatively high levels of expenditures before they become reviewable by state authorities, competition in the form of new services, facilities and capital spending is more prevalent. See “Regulation and Other Factors.”

Our ability to negotiate favorable service contracts with purchasers of group health care services also affects our competitive position and significantly affects the revenues and operating results of our hospitals. Managed care plans, including managed Medicare and Medicaid plans, attempt to direct and control the use of hospital services and to demand that we accept lower rates of payment. In addition, employers and traditional health insurers are increasingly interested in containing costs through negotiations with hospitals for managed care programs and discounts from established charges. In return, hospitals secure commitments for a larger number of potential patients. Generally, hospitals compete for service contracts with group health care service purchasers on the basis of price, market reputation, geographic location, quality and range of services, quality of the medical staff and convenience. The importance of obtaining contracts with managed care organizations varies from market to market depending on the market strength of such organizations.

An element of our growth strategy is expansion through the acquisition of additional hospitals in select markets. The competition to acquire hospitals is significant. We compete for acquisitions with other for-profit health care companies, private equity and venture capital firms, as well as not-for-profit entities. Some of our competitors have greater resources than we do. We intend to selectively seek opportunities to expand our base of operations by adhering to our disciplined program of rational growth, but may not be successful in accomplishing acquisitions on favorable terms.

Relationship with Universal Health Realty Income Trust

At December 31, 2023, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. The advisory agreement was renewed by the Trust for 2024 at the same rate in place for 2023, 2022 and 2021, providing for an advisory computation at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $5.3 million during 2023, approximately $5.1 million during 2022 and $4.4 million during 2021.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust was $874,000 during 2023, $1.2 million during 2022 and $6.2 million during 2021, which are included in other income (expense), net, on the accompanying consolidated statements of income for each year. We received dividends from the Trust amounting to $2.3 million during 2023 and $2.2 million during each of 2022 and 2021. Included in our share of the Trust’s income during 2021 was approximately $5.0 million related to our share of gains on various transactions recorded by the Trust, including an asset purchase and sale transaction between the Trust and UHS, as discussed below.

The carrying value of our investment in the Trust was $7.0 million and $8.4 million at December 31, 2023 and 2022, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $34.1 million at December 31, 2023 and $37.6 million at December 31, 2022, based on the closing price of the Trust’s stock on the respective dates.

The Trust commenced operations in 1986 by purchasing certain hospital properties from us and immediately leasing the properties back to our respective subsidiaries. The base rents are paid monthly and the bonus rents, which effective as of January 1, 2022 are applicable only to McAllen Medical Center, are computed and paid on a quarterly basis, based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. The leases with those subsidiaries are unconditionally guaranteed by us and are cross-defaulted with one another.

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
o
Canyon Creek Behavioral Health (“Canyon Creek”), a 102-bed facility located in Temple, Texas, at its fair-market value of approximately $26.0 million.
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

Also on December 31, 2021, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases (with the Trust as lessor), as amended, for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. Subject to the terms of the master lease, Aiken and Canyon Creek have the right to renew their leases, at the then current fair market rent (as defined in the master lease), for seven, five-year optional renewal terms. The aggregate annual rental during 2023 pursuant to the leases for these two facilities, amounted to approximately $5.8 million ($4.0 million related to Aiken and $1.8 million related to Canyon Creek). The aggregate annual rental during 2022 pursuant to the leases for these two facilities, amounted to approximately $5.7 million ($3.9 million related to Aiken and $1.8 million related to Canyon Creek). There is no bonus rental component applicable to either of these leases. On each January 1st through 2033, the annual rental will increase by 2.25% on a cumulative and compounded basis.

As a result of the purchase options within the lease agreements for Aiken and Canyon Creek, the asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP. We have accounted for the asset exchange and substitution transaction with the Trust as a financing arrangement and, since we did not derecognize the real property related to Aiken and Canyon Creek, we will continue to depreciate the assets. Our consolidated balance sheets as of December 31, 2023 and 2022 reflect a financial liability of $77.5 million and $80.9 million, respectively, which is included in debt, for the fair value of real estate assets that we exchanged as part of the transaction. Our monthly lease payments payable to the Trust will be recorded to interest expense and as a reduction to the outstanding financial liability. The amount allocated to interest expense is determined using our incremental borrowing rate and is based on the outstanding financial liability.

The aggregate rent payable to the Trust in connection with the leases on McAllen Medical Center, Wellington Regional Medical Center, Aiken Regional Medical Center and Canyon Creek Behavioral Health was approximately $20.6 million during 2023 and $20.2 million during 2022. Total aggregate rent expense under the operating leases on three hospital facilities with the Trust (McAllen Medical Center, Wellington Regional Medical Center and Inland Valley Campus of Southwest Healthcare System) was $17.7 million during 2021.

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

In addition, we are the managing, majority member in a joint venture with an unrelated third-party that operates Clive Behavioral Health, a 100-bed behavioral health care facility located in Clive, Iowa. The real property of this facility, which was completed and opened in late 2020, is also leased from the Trust (annual rental of approximately $2.7 million, $2.6 million and $2.5 million during 2023, 2022 and 2021, respectively) pursuant to the lease terms as provided in the table below. In connection with the lease on this facility, the joint venture has the right to purchase the leased facility from the Trust at its appraised fair market value upon either of the following: (i) by providing notice at least 270 days prior to the end of the lease terms or any renewal terms, or; (ii) upon 30 days' notice anytime within 12 months of a change of control of the Trust (UHS also has this right should the joint venture decline to exercise its purchase right). Additionally, the joint venture has rights of first offer to purchase the facility prior to any third-party sale.

The table below provides certain details for each of the hospitals leased from the Trust as of January 1, 2024:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2026	5	(a)
Wellington Regional Medical Center	$6,639,000	December, 2026	5	(b)
Aiken Regional Medical Center/Aurora Pavilion Behavioral Health Services	$4,072,000	December, 2033	35	(c)
Canyon Creek Behavioral Health	$1,841,000	December, 2033	35	(c)
Clive Behavioral Health	$2,775,000	December, 2040	50	(d)
(a)
We have one 5-year renewal option at existing lease rates (through 2031).
(b)
We have one 5-year renewal option at fair market value lease rates (through 2031). Upon the December 31, 2021 expiration of the lease on Wellington Regional Medical Center, a wholly-owned subsidiary of ours exercised its fair market value renewal option and renewed the lease for a 5-year term scheduled to expire on December 31, 2026. Effective January 1, 2024, the annual lease rate for this hospital is $6.6 million (there is no longer a bonus rental component of the lease payment). On each January 1st through 2026, the annual rent will increase by 2.50% on a cumulative and compounded basis.
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

In addition, certain of our subsidiaries are tenants in various medical office buildings (“MOBs”) and two free-standing emergency departments owned by the Trust or by limited liability companies in which the Trust holds 95% to 100% of the ownership interest.

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

Executive Officers of the Registrant

The executive officers, whose terms will expire at such time as their successors are elected, are as follows:

Name and Age	Present Position with the Company
Marc D. Miller (53)	Chief Executive Officer, President and Director
Alan B. Miller (86)	Executive Chairman of the Board
Steve G. Filton (66)	Executive Vice President, Chief Financial Officer and Secretary
Matthew J. Peterson (54)	Executive Vice President, President of Behavioral Health Division
Edward H. Sim (52)	Executive Vice President, President of Acute Care Division

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

Texas: We own 7 inpatient acute care hospitals, 12 free-standing emergency departments and 21 inpatient behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 17% of our consolidated net revenues during both 2023 and 2022, respectively. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 26% in 2023 and 27% in 2022, of our income from operations after net income attributable to noncontrolling interest.

Nevada: We own 9 inpatient acute care hospitals, 9 free-standing emergency departments, 3 acute outpatient centers and 3 inpatient behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 16% and 17% of our consolidated net revenues during 2023 and 2022, respectively. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 16% in 2023 and 14% in 2022, of our income from operations after net income attributable to noncontrolling interest. Excluding the impact of the $57.6 million provision for asset impairment recorded during 2022, as discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Asset Impairments, after deducting an allocation for corporate overhead expense, these facilities generated 18% of our income from operations after net income attributable to noncontrolling interest during 2022.

California: We own 5 inpatient acute care hospitals, 2 acute outpatient centers, 9 inpatient behavioral healthcare facilities and 3 behavioral healthcare outpatient facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 11% our consolidated net revenues during both 2023 and 2022, respectively. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 12% in 2023 and 15% in 2022, of our income from operations after net income attributable to noncontrolling interest.

This geographic concentration makes us particularly sensitive to regulatory, economic, public health, environmental and competitive conditions in those states. Any material change in the current payment programs or regulatory, economic, public health, environmental or competitive conditions in those states could have a disproportionate effect on our overall business results. In addition, certain of our facilities and our operations in those states may be adversely impacted by wildfires, winter storms, and other severe weather conditions, which adverse weather conditions may be more frequent and/or severe as the result of climate change. Such wildfires, storms or other severe weather conditions may cause considerable disruptions in our operations due to property damage or electrical outages experienced in affected areas by our personnel, payers, vendors and others.

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

We receive annual Medicaid revenues of approximately $100 million, or greater, from each of Texas, California, Nevada, Illinois, Pennsylvania, Washington, D.C., Florida, Kentucky, Massachusetts and Virginia. We also receive Medicaid disproportionate share hospital payments from certain states including, most significantly, Texas. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states.

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

It may become difficult for us to attract and retain an adequate number of physicians to practice in certain communities in which our hospitals are located. Our failure to recruit physicians to these communities or the loss of physicians in these communities could make it more difficult to attract patients to our hospitals and thereby may have a material adverse effect on our business, financial condition and results of operations. The loss of one or more of these physicians, even if temporary, could cause a material reduction in our revenues, which could take significant time to replace given the difficulty and cost associated with recruiting and retaining physicians.

Continued increase in hospital based physician expenses will materially affect our costs and results of operations.

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

The nationwide shortage of nurses and other clinical staff and support personnel has been a significant operating issue facing us and other healthcare providers. In particular, like others in the healthcare industry, we continue to experience a shortage of nurses and other clinical staff and support personnel at our acute care and behavioral health care hospitals in many geographic areas, which shortage has been exacerbated by the COVID‑19 pandemic. We are treating patients with COVID‑19 in our facilities and, in some areas, the increased demand for care is putting a strain on our resources and staff, which has required us to utilize higher‑cost temporary labor and pay premiums above standard compensation for essential workers. This staffing shortage may require us to further enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel or require us to hire expensive temporary personnel. To the extent we cannot maintain sufficient staffing levels at our hospitals, we may be required to limit the acute and behavioral health care services provided at certain of our hospitals which would have a corresponding adverse effect on our net revenues. In addition, in some markets such as California, there are requirements to maintain specified nurse-staffing levels which could adversely affect our net revenues to the extent we cannot meet those levels. If these states increase mandatory nurse-staffing ratios or additional states in which we operate adopt mandatory nurse-staffing ratios, such changes could significantly affect labor costs and have an adverse impact on revenues if we are required to limit admissions in order to meet the required ratios.

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

There is a trend among private payers toward value-based purchasing of healthcare services, as well. Many large commercial payers require hospitals to report quality data, and several of these payers will not reimburse hospitals for certain preventable adverse events. We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. We are unable at this time to predict how this trend will affect our results of operations, but it could negatively impact our revenues if we are unable to meet or maintain high quality standards established by both governmental and private payers.

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

In addition, the nationwide shortage of nurses and other clinical staff and support personnel has been a significant operating issue facing us and other healthcare providers. Like others in the healthcare industry, we continue to experience a shortage of nurses and other clinical staff and support personnel at our acute care and behavioral health care hospitals in many geographic areas. In some areas, the labor scarcity is putting a strain on our resources and staff, which has required us to utilize higher cost temporary labor and pay premiums above standard compensation for essential workers. This staffing shortage has required us to hire expensive temporary personnel and/or enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel. At certain facilities, particularly within our behavioral health care segment, we have been unable to fill all vacant positions and, consequently, have been required to limit patient volumes. Many of these factors, which had a material unfavorable impact on our results of operations during 2022, moderated to a certain degree during 2023.

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

The federal government had previously declared COVID-19 a national emergency, that declaration expired on May 11, 2023 at which time the favorable payment provisions available to us during the declared national emergency ended. Many of the federal and state legislative and regulatory measures allowing for flexibility in delivery of care and various financial supports for healthcare providers were available only for the duration of the public health emergency (“PHE”). Most states have ended their state-level emergency declarations. The end of the PHE status will result in the conclusion of those policies over various designated timeframes. On December 29, 2022, the Consolidated Appropriations Act, 2023, was signed into law and phased out the enhanced federal medical assistance percentage rate states have received during the COVID-19 PHE and fully eliminated the increase on December 31, 2023. States were also permitted to begin Medicaid eligibility redeterminations on March 31, 2023, which is anticipated to result in a large decrease in Medicaid enrollment. We cannot predict whether the loss of any such favorable conditions available to providers during the declared PHE will ultimately have a negative financial impact on us.

Compliance with the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Paycheck Protection Program and Health Care Enhancement Act (“PPPHCE Act”).

The federal Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) created a $175 billion “Public Health and Social Services Emergency Fund” to reimburse eligible health care providers for “health care related expenses or lost revenues that are attributable to coronavirus” (the “PHSSEF”). The retention of funds from the PHSSEF is conditioned on eligibility and the acceptance of terms and conditions, and other guidelines or requirements that may change from time to time, including with respect to recordkeeping and repayment requirements. We received payments from the targeted distributions of the PHSSEF. The CARES Act also makes other forms of financial assistance available to healthcare providers, including through Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which made available accelerated payments of Medicare funds in order to increase cash flow to providers. We received accelerated payments under this program during 2020, and returned early all of those funds during the first quarter of 2021. We, and other providers, will report healthcare related expenses attributable to COVID-19 that have not been reimbursed by another source, which may include general and administrative or healthcare related operating expenses. Funds may also be applied to lost revenues, represented as a negative change in year-over-year net patient care operating income.

The U.S. Department of Health and Human Services (“HHS”) is actively auditing recipients of PHSSEF funds to ensure compliance with the terms and conditions thereof. Failure to comply with such terms and conditions could result in recoupment, False Claims Act liability, or other penalty.

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

Under the Legislation, hospitals are required to make public a list of their standard charges, and effective January 1, 2019, CMS has required that this disclosure be in machine-readable format and include charges for all hospital items and services and average charges for diagnosis-related groups. On November 27, 2019, CMS published a final rule on “Price Transparency Requirements for Hospitals to Make Standard Charges Public.” This rule took effect on January 1, 2021 and requires all hospitals to also make public their payer-specific negotiated rates, minimum negotiated rates, maximum negotiated rates and cash for all items and services, including individual items and services and service packages, that could be provided by a hospital to a patient. On April 26, 2023, CMS announced updated enforcement processes that requires a shortened timeline for coming into compliance when a violation has been identified and the automatic imposition of a civil monetary penalties in certain circumstances of noncompliance. Failure to comply with these requirements may result in daily monetary penalties.

As part of the CAA, Congress passed legislation aimed at preventing or limiting patient balance billing in certain circumstances. The CAA addresses surprise medical bills stemming from emergency services, out-of-network ancillary providers at in-network facilities, and air ambulance carriers. The legislation prohibits surprise billing when out-of-network emergency services or out-of-network services at an in-network facility are provided, unless informed consent is received. In these circumstances providers are prohibited from billing the patient for any amounts that exceed in-network cost-sharing requirements. HHS, the Department of Labor and the Department of the Treasury have issued interim final rules that begin to implement the legislation. The rules have limited the ability of our hospital-based physicians to receive payments for services at usually higher out-of-network rates in certain circumstances, and, as a result, have caused us to increase subsidies to these physicians or to replace their services at a higher cost level. On February 28, 2022, a district judge in the Eastern District of Texas invalidated portions of the rule governing aspects of the Independent Dispute Resolution (“IDR”) process. In light of this decision, the government issued a final rule on August 19, 2022 eliminating the rebuttable presumption in favor of the qualifying payment amount (“QPA”) by the IDR entity and providing additional factors the IDR entity should consider when choosing between two competing offers. On September 22, 2022, the Texas Medical Association filed a lawsuit challenging the IDR process provided in the updated final rule and alleging that the final rule unlawfully elevates the QPA above other factors the IDR entity must consider. On February 6, 2023, a federal judge vacated parts of the rule, including provisions related to considerations of the QPA. The government's appeal of the district court's order is pending in the U.S. Court of Appeals for the Fifth Circuit.

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

Our operations in the United Kingdom are also subject to a high level of regulation relating to registration and licensing requirements employee regulation, clinical standards, environmental rules as well as other areas. We are also subject to a highly regulated business environment, and failure to comply with the various laws and regulations, applicable to us could lead to substantial penalties, and other adverse effects on our business. Aspects of United Kingdom data protection law, including the UK Data Protection Act and legislation commonly referred to as the UK GDPR, remain unclear following the United Kingdom’s exit from the European Union, including with respect to data transfers between the United Kingdom and other jurisdictions. We cannot fully predict how the Data Protection Act, the UK GDPR, and other United Kingdom data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding data transfers.

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

Certain states in which we operate hospitals have certificates of need (“CON”) laws as a condition prior to hospital capital expenditures, construction, expansion, modernization or initiation of major new services. Our failure to obtain necessary state approval could result in our inability to complete a particular hospital acquisition, expansion or replacement, make a facility ineligible to receive reimbursement under the Medicare or Medicaid programs, result in the revocation of a facility’s license or impose civil or criminal penalties on us, any of which could harm our business.

In addition, significant CON reforms have been proposed in a number of states that would increase the capital spending thresholds and provide exemptions of various services from review requirements. In the past, we have not experienced any material adverse effects from those requirements, but we cannot predict the impact of these changes upon our operations.

Risks Related to Information Technology

A cyber security incident could cause a violation of HIPAA, breach of patient or other persons privacy, or other negative impacts.

We rely extensively on our information technology (“IT”) systems to manage clinical and financial data, communicate with our patients, payers, vendors and other third parties and summarize and analyze operating results. In addition, we have made significant investments in technology to adopt and utilize electronic health records and to become meaningful users of health information technology pursuant to the American Recovery and Reinvestment Act of 2009. Our IT systems, and the networks and information systems of third parties that we rely on, are subject to damage or interruption from power outages, facility damage, computer and telecommunications failures, computer viruses, security breaches including credit card or personally identifiable information breaches, vandalism, theft, natural disasters, catastrophic events, human error and potential cyber threats, including malicious codes, worms, phishing attacks, denial of service attacks, ransomware and other sophisticated cyber-attacks, and our disaster recovery planning cannot account for all eventualities. Our systems, in turn, interface with and rely on third-party systems that we do not control, including medical devices and other processes supporting the interoperability of healthcare infrastructures. Third parties to whom we outsource certain of our functions, or with whom our systems interface and who may, in some instances, store our sensitive and confidential data, are also subject to the risks outlined above and may not have or use controls effective to protect such information. An attack, breach or other system disruption affecting any of these third parties could similarly harm our business.

On February 22, 2024, UnitedHealth Group Incorporated (“UnitedHealth”) indicated in a Form 8-K filing, that a suspected nation-state associated cyber security threat actor had gained access to some of its Change Healthcare information technology systems. In the Form 8-K filing, UnitedHealth indicated that it cannot estimate the duration or extent of the disruption. To the best of our knowledge this did not directly have any impact on our information technology systems; however, as a result of the disruption to the Change Healthcare systems, certain of our patient billing and collections processes have been disrupted which may cause delays in a portion of our patient bills being received by commercial payers thereby delaying the related cash remittances to us. In addition, in connection with our acute care segment commercial health insurer, certain functions, including certain administrative functions, interface directly and/or indirectly with Change Healthcare systems. Such functions include, but are not limited to, eligibility and enrollment, patient access, claims management and payments, and billings and collections. As of the filing date of this report on Form 10-K, the Change Healthcare systems remain inoperable. As we continue to assess the potential impact of this event, we have not determined that this incident is reasonably likely to materially impact our cash flows, financial condition or results of operations.

As cyber criminals continue to become more sophisticated through evolution of their tactics, techniques and procedures, we have taken, and will continue to take, additional preventive measures to strengthen the cyber defenses of our networks and data. However, if any of our or our third-party service providers’ systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss or corruption of critical data such as protected health information or other data subject to privacy laws and proprietary business information and interruptions or disruptions and delays in our ability to perform critical functions, which could materially and adversely affect our businesses and results of operations and could result in significant penalties or fines, litigation, loss of customers, significant damage to our reputation and business, and other losses. In the event of a material breach or cyber-attack, the associated expenses and losses may exceed our current insurance coverage for such events. In addition, some adverse consequences are not insurable, such as reputational harm and third-party business interruption. In addition, our future results of operations, as well as our reputation, could be adversely impacted by theft, destruction, loss, or misappropriation of public health information, other confidential data or proprietary business information. Further, consumer confidence in the integrity, availability and confidentiality of information systems and information, including patient personal information and critical operations data, in the healthcare industry generally could be impacted to the extent there are successful cyberattacks at other healthcare services companies, which could have a material adverse effect on our business, financial position or results of operations.

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

In addition, as of December 31, 2023, we had approximately $3.9 billion of goodwill recorded on our consolidated balance sheets. Should the revenues and financial results of our acute care and/or behavioral health care facilities be materially, unfavorably impacted due to, among other things, a worsening of the economic and employment conditions in the United States that could negatively impact our patient volumes and reimbursement rates, a continued rise in the unemployment rate and increases in the number of uninsured patients treated at our facilities, we may incur future charges to recognize impairment in the carrying value of our goodwill and other intangible assets, which could have a material adverse effect on our financial results.

Continuing Inflationary Pressures continue to increase our operating costs and we may not be able to pass on increases in costs commensurate with these increases in costs.

We are experiencing inflationary pressures, primarily in personnel costs, and we anticipate continuing impacts on other cost areas within the next twelve months. The extent of any future impacts from inflation on our business and our results of operations will be dependent upon how long the elevated inflation levels persist and the extent to which the rate of inflation further increases, if at all, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, our expenses could increase faster than anticipated and we may utilize our capital resources sooner than expected. Further, given the complexities of the reimbursement landscape in which we operate, our ability to pass on increased costs associated with providing healthcare to Medicare and Medicaid patients is limited due to various federal, state and local laws, which in certain circumstances, limit our ability to increase prices, commercial payers may be unwilling or unable to increase reimbursement rates commensurate with the inflationary impacts on our costs.

The United Kingdom’s exit from the European Union will continue to have uncertain effects and could adversely impact our business, results of operations and financial condition.

On January 31, 2020, the United Kingdom formally exited the European Union, which exit, commonly referred to as “Brexit”, may cause disruptions to, and uncertainty surrounding, our business in the United Kingdom and elsewhere. The ultimate effects of the Brexit are still difficult to predict as there remain ongoing significant legal and regulatory uncertainty as the United Kingdom determines which European Union laws to replace or replicate and the resulting divergence between the national laws and regulations in the United Kingdom and the European Union laws and regulations. Changes related to Brexit could subject us to heightened risks in that region, including disruptions to trade and free movement of goods, services and people that may lead to increased costs of goods imported into the United Kingdom, disruptions to our employees in the United Kingdom and the workforce of our business partners, increased foreign exchange volatility with respect to the British pound and additional legal, political and economic uncertainty. Additional currency volatility could result in a weaker British pound, which may decrease the profitability of our operations in the United Kingdom. A weaker British pound versus the U.S. Dollar also causes local currency results of our United Kingdom operations to be translated into fewer U.S. Dollars during a reporting period. While we may elect to enter into hedging arrangements to protect our business against certain currency fluctuations, these hedging arrangements do not provide comprehensive protection, and our results of operations could be adversely affected by foreign exchange fluctuations. The exit of the United Kingdom from the European Union could also create future economic uncertainty, both in the United Kingdom and globally, and could cause disruptions to and create uncertainty surrounding our business. Any of these effects of Brexit, and others we cannot anticipate, could harm our business, financial condition or results of operations.

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

At December 31, 2023, 20.5 million shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock. To the extent that these shares were converted into or exercised for shares of Class B Common Stock, the number of shares of Class B Common Stock available for trading in the public market place would increase substantially and the current holders of Class B Common Stock would own a smaller percentage of that class.

In addition, from time-to-time, our Board of Directors approve stock repurchase programs authorizing us to purchase shares of our Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. Such repurchases decrease the number of outstanding shares of our Class B Common Stock. During 2023, in conjunction with our stock repurchase program, we have repurchased approximately 3.9 million shares at an aggregate cost of approximately $525 million.

As of December 31, 2023, we had an aggregate available repurchase authorization of approximately $423 million. Pursuant to our stock repurchase program, shares of our Class B Common Stock may be repurchased, from time to time as conditions allow, on the open market or in negotiated private transactions. There is no expiration date for our stock repurchase programs.

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

As of March 22, 2023, the shares of Class A and Class C Common Stock constituted 10.3% of the aggregate outstanding shares of our Common Stock, had the right to elect five members of the Board of Directors and constituted 90.4% of our general voting power as of that date. And as of that date, the shares of Class B and Class D Common Stock (excluding shares issuable upon exercise of options) constituted 89.7% of the outstanding shares of our Common Stock, had the right to elect two members of the Board of Directors and constituted 9.6% of our general voting power as of that date.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Cybersecurity risk management and strategy

Protecting our data, which includes information related to our patients, members, and customers, is a primary area of our focus. Given the critical nature of this information, we have developed and implemented a robust cybersecurity risk management program to assess, identify, and manage risks associated with cybersecurity threats as identified in Item 106(a) of Regulation S-K. Cybersecurity is an important and integrated part of our risk management program that identifies, monitors and mitigates business, operational and legal risks.

This program has a multi-tier risk management structure that includes regular reviews of laws, policies, vulnerabilities, and resource levels to address risks facing our organization. Such risks include operational, intellectual property theft, fraud, risks that have potential unfavorable impacts on our employees and/or patients, and violation of data privacy or security laws.

To address cybersecurity risks facing our organization, we have adopted a “continuous risk assessment” process. We engage a third party to conduct a bi-annual National Institute of Technology-Cyber Security Framework assessment to determine the maturity of our program and related controls. The results of that assessment are shared with management, which drives prioritization and investment in resources to address those risks. Likewise, annual penetration tests occur to review the efficacy of our technical controls, results which are reviewed by management and resolved in a timely manner. Other factors that feed into our risk management practices are also operational events and incidents, which can lead to controls being reviewed and enhanced.

We also have a mature incident response process in place in the event a cybersecurity incident occurs. This process defines roles, responsibilities and action plans designed to contain, eradicate, and restore systems in the event of a major disruption. Regularly, we conduct tabletop exercises to simulate responses to an incident and implement any insight gained from those exercises to improve our recovery practices. As part of these processes, we regularly engage with assessors, consultants, auditors, and other third parties to review our cybersecurity program to help identify areas for continued focus, improvement, and compliance.

Third parties who provide services and solutions to our organization are also a source of cyber risk. Through a third-party risk management program, we review risks associated with these third parties through contractual reviews, vendor risk assessments, and continual risk reviews by monitoring the cybersecurity risk exposure these third parties pose and implementing remediation where necessary.

Based on the information available as of the date of this Form 10-K, during our fiscal year 2023 and through the date of this filing, we did not identify any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents (as such terms are defined in Item 106(a) of Regulation S-K), that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For more information on risks to us from cybersecurity threats, see “Risks Related to Information Technology - A cyber security incident could cause a violation of HIPAA, breach of patient or other persons privacy, or other negative impacts.” under “Item 1A. Risk Factors.”

Governance of Cybersecurity

Cybersecurity is an integral part of our risk management program and is an area of focus for our Board of Directors and management. The Audit Committee of our Board of Directors is responsible for the oversight of risks from cybersecurity threats. Members of the Audit Committee receive updates, as warranted, including quarterly updates from our Chief Information Security Officer (“CISO”) regarding matters of cybersecurity, such as key risks facing the organization, core topics, review of incidents, as well as progress against key information security initiatives. Senior executive leadership also engage in ad-hoc discussions with management on cybersecurity topics. In addition, our Board of Directors are provided with an annual report regarding cybersecurity information and related topics.

Our cybersecurity risk management and strategy processes are overseen by our CISO along with leaders from our Information Security, Compliance, Legal and Internal Auditing teams. Such individuals have an average of over 20 years of prior work experience in various roles involving information technology, including security, auditing, compliance, systems and programming. These individuals monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan.

ITEM 2. Properties

Executive and Administrative Offices and Commercial Health Insurer

We own various office buildings in King of Prussia and Wayne, Pennsylvania, Brentwood, Tennessee, Denton, Texas and Reno, Nevada.

Facilities

The following tables set forth the name, location, type of facility and, for acute care hospitals and behavioral health care facilities, the number of licensed beds:

Acute Care Hospitals

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Aiken Regional Medical Centers (1)	Aiken, South Carolina	211	Leased
Aurora Pavilion Behavioral Health Services (1)	Aiken, South Carolina	62	Leased
ER at Sweetwater	North Augusta, South Carolina	—	Owned
Centennial Hills Hospital Medical Center	Las Vegas, Nevada	339	Owned
ER at Valley Vista	North Las Vegas, Nevada	—	Owned
ER at West Craig	Las Vegas, Nevada	—	Owned
Corona Regional Medical Center	Corona, California	259	Owned
Desert View Hospital	Pahrump, Nevada	25	Owned
Doctors Hospital of Laredo (6)	Laredo, Texas	183	Owned
Doctors Hospital Emergency Room Saunders	Laredo, Texas	—	Owned
Doctors Hospital Emergency Room South	Laredo, Texas	—	Leased
Fort Duncan Regional Medical Center	Eagle Pass, Texas	101	Owned
The George Washington University Hospital (17)	Washington, D.C.	395	Leased
Henderson Hospital	Henderson, Nevada	303	Owned
ER at Green Valley Ranch	Henderson, Nevada	—	Owned

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Lakewood Ranch Medical Center	Lakewood Ranch, Florida	120	Owned
ER at Fruitville	Sarasota, Florida	—	Owned
Manatee Memorial Hospital	Bradenton, Florida	295	Owned
ER at Sun City Center	Wimauma, Florida	−−	Owned
Manatee ER at Bayshore Gardens	Bradenton, Florida	−−	Owned
Northern Nevada Medical Center	Sparks, Nevada	124	Owned
ER at Damonte Ranch	Reno, Nevada	—	Owned
ER at McCarran NW	Reno, Nevada	—	Owned
Northern Nevada Sierra Medical Center	Reno, Nevada	158	Owned
ER at Spanish Springs	Sparks, Nevada	—	Owned
Northwest Texas Healthcare System	Amarillo, Texas	405	Owned
Northwest Texas Healthcare System Behavioral Health	Amarillo, Texas	90	Owned
Northwest Emergency at Town Square	Amarillo, Texas	—	Owned
Northwest Emergency on Georgia	Amarillo, Texas	—	Owned
Palmdale Regional Medical Center	Palmdale, California	184	Owned
South Texas Health System (2)
South Texas Health System Edinburg/South Texas Health System Children’s (2)	Edinburg, Texas	294	Owned
South Texas Health System Behavioral (2)	McAllen, Texas	134	Owned
South Texas Health System Heart (2)	McAllen, Texas	60	Owned
South Texas Health System McAllen (1) (2)	McAllen, Texas	431	Leased
South Texas Health System ER Alamo (2)	Alamo, Texas	—	Owned
South Texas Health System ER McColl (2)	Edinburg, Texas	—	Owned
South Texas Health System ER Mission (1) (2)	Mission, Texas	—	Leased
South Texas Health System ER Monte Cristo (2)	Edinburg, Texas	—	Owned
South Texas Health System ER Ware Road (2)	McAllen, Texas	—	Owned
South Texas Health System ER Weslaco (1) (2)	Weslaco, Texas	—	Leased
Southwest Healthcare System
Southwest Healthcare Inland Valley Hospital	Wildomar, California	120	Owned
Southwest Healthcare Rancho Springs Hospital	Murrieta, California	120	Owned
Spring Valley Hospital Medical Center	Las Vegas, Nevada	364	Owned
ER at Blue Diamond	Las Vegas, Nevada	—	Owned
Valley Health Specialty Hospital	Las Vegas, Nevada	66	Owned
St. Mary’s Regional Medical Center	Enid, Oklahoma	229	Owned
Summerlin Hospital Medical Center	Las Vegas, Nevada	490	Owned
Temecula Valley Hospital	Temecula, California	140	Owned
Texoma Medical Center	Denison, Texas	354	Owned
TMC Behavioral Health Center	Denison, Texas	60	Owned
ER at Anna	Anna, Texas	—	Owned
ER at Sherman	Sherman, Texas	—	Owned
Valley Hospital Medical Center	Las Vegas, Nevada	306	Owned
Elite Medical Center (ER)	Las Vegas, Nevada	0	Owned
ER at Desert Springs	Las Vegas, Nevada	—	Owned
ER at North Las Vegas	North Las Vegas, Nevada	—	Owned
Wellington Regional Medical Center (1)	Wellington, Florida	235	Leased
ER at Westlake	Westlake, Florida	—	Leased

Inpatient Behavioral Health Care Facilities

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Alabama Clinical Schools	Birmingham, Alabama	80	Owned
Alliance Health Center	Meridian, Mississippi	214	Owned
Anchor Hospital	Atlanta, Georgia	122	Owned

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Arbour Hospital	Jamaica Plain, Massachusetts	138	Owned
Arrowhead Behavioral Health (14)	Maumee, Ohio	48	Owned
Aspen Grove Behavioral Hospital	Orem, Utah	80	Owned
Austin Oaks Hospital	Austin, Texas	80	Owned
Beaumont Behavioral Health (16)	Dearborn, Michigan	137	Leased
Behavioral Hospital of Bellaire	Houston, Texas	124	Leased
Belmont Pines Hospital	Youngstown, Ohio	127	Owned
Benchmark Behavioral Health Systems	Woods Cross, Utah	94	Owned
BHC Alhambra Hospital	Rosemead, California	115	Owned
Black Bear Lodge	Sautee Nacoochee, Georgia	115	Owned
Bloomington Meadows Hospital	Bloomington, Indiana	78	Owned
Brentwood Behavioral Healthcare	Flowood, Mississippi	121	Owned
Brentwood Hospital	Shreveport, Louisiana	260	Owned
The Bridgeway	North Little Rock, Arkansas	127	Owned
The Brook Hospital—Dupont	Louisville, Kentucky	88	Owned
The Brook Hospital—KMI	Louisville, Kentucky	110	Owned
Brooke Glen Behavioral Hospital	Fort Washington, Pennsylvania	146	Owned
Brynn Marr Hospital	Jacksonville, North Carolina	102	Owned
Calvary Healing Center	Phoenix, Arizona	68	Owned
Canyon Creek Behavioral Health (1)	Temple, Texas	102	Leased
Canyon Ridge Hospital	Chino, California	157	Owned
The Carolina Center for Behavioral Health	Greer, South Carolina	156	Owned
Cedar Creek Hospital	St. Johns, Michigan	54	Owned
Cedar Grove Residential Treatment Center	Murfreesboro, Tennessee	45	Owned
Cedar Hills Hospital (7)	Portland, Oregon	98	Owned
Cedar Ridge Behavioral Hospital	Oklahoma City, Oklahoma	60	Owned
Cedar Ridge Residential Treatment Center	Oklahoma City, Oklahoma	56	Owned
Cedar Ridge Behavioral Hospital at Bethany	Bethany, Oklahoma	56	Owned
Cedar Springs Hospital	Colorado Springs, Colorado	110	Owned
Centennial Peaks Hospital	Louisville, Colorado	104	Owned
Center for Change	Orem, Utah	58	Owned
Central Florida Behavioral Hospital	Orlando, Florida	174	Owned
Chris Kyle Patriots Hospital	Anchorage, Alaska	36	Owned
Clarion Psychiatric Center	Clarion, Pennsylvania	112	Owned
Clive Behavioral Health (1) (11)	Clive, Iowa	100	Leased
Coastal Behavioral Health	Savannah, Georgia	50	Owned
Coastal Harbor Treatment Center	Savannah, Georgia	145	Owned
Columbus Behavioral Center for Children and Adolescents	Columbus, Indiana	57	Owned
Compass Intervention Center	Memphis, Tennessee	148	Owned
Copper Hills Youth Center	West Jordan, Utah	197	Owned
Coral Shores Behavioral Health	Stuart, Florida	80	Owned
Cumberland Hall Hospital	Hopkinsville, Kentucky	97	Owned
Cumberland Hospital for Children and Adolescents	New Kent, Virginia	108	Owned
Cypress Creek Hospital	Houston, Texas	128	Owned
Del Amo Behavioral Health System	Torrance, California	166	Owned
Diamond Grove Center	Louisville, Mississippi	57	Owned
Dover Behavioral Health System	Dover, Delaware	104	Owned
El Paso Behavioral Health System	El Paso, Texas	166	Owned
Emerald Coast Behavioral Hospital	Panama City, Florida	86	Owned
Fairfax
Fairfax Behavioral Health	Kirkland, Washington	157	Owned
Fairfax Behavioral Health—Everett	Everett, Washington	30	Leased
Fairfax Behavioral Health—Monroe	Monroe, Washington	34	Leased
Fairmount Behavioral Health System	Philadelphia, Pennsylvania	239	Owned
Forest View Hospital	Grand Rapids, Michigan	108	Owned

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Fort Lauderdale Behavioral Health Center	Fort Lauderdale, Florida	182	Owned
Foundations Behavioral Health	Doylestown, Pennsylvania	122	Leased
Foundations for Living	Mansfield, Ohio	84	Owned
Fox Run Center	St. Clairsville, Ohio	100	Owned
Fremont Hospital	Fremont, California	148	Owned
Friends Hospital (13)	Philadelphia, Pennsylvania	219	Owned
Fuller Hospital	Attleboro, Massachusetts	109	Owned
Garfield Park Behavioral Hospital	Chicago, Illinois	88	Owned
Glen Oaks Hospital	Greenville, Texas	54	Owned
Granite Hills Hospital	West Allis, Wisconsin	120	Leased
Gulf Coast Treatment Center	Fort Walton Beach, Florida	28	Owned
Gulfport Behavioral Health System	Gulfport, Mississippi	109	Owned
Hampton Behavioral Health Center	Westhampton, New Jersey	120	Owned
Harbour Point Behavioral Health Center	Portsmouth, Virginia	186	Owned
Hartgrove Behavioral Health System	Chicago, Illinois	160	Owned
Havenwyck Hospital	Auburn Hills, Michigan	243	Owned
Heartland Behavioral Health Services	Nevada, Missouri	121	Owned
Heritage Oaks Hospital	Sacramento, California	125	Owned
Heritage Oaks Patient Enrichment Center	Sacramento, California	16	Owned
Hermitage Hall	Nashville, Tennessee	111	Owned
Hickory Trail Hospital	DeSoto, Texas	86	Owned
Highlands Behavioral Health System	Littleton, Colorado	86	Owned
Hill Crest Behavioral Health Services	Birmingham, Alabama	221	Owned
Holly Hill Hospital	Raleigh, North Carolina	296	Owned
The Horsham Clinic	Ambler, Pennsylvania	206	Owned
HRI Hospital	Brookline, Massachusetts	66	Owned
The Hughes Center	Danville, Virginia	96	Owned
Inland Northwest Behavioral Health (9)	Spokane, Washington	100	Owned
Intermountain Hospital	Boise, Idaho	155	Owned
Kempsville Center of Behavioral Health	Norfolk, Virginia	106	Owned
KeyStone Center	Wallingford, Pennsylvania	153	Owned
Kingwood Pines Hospital	Kingwood, Texas	116	Owned
La Amistad Behavioral Health Services	Maitland, Florida	85	Owned
Lakeside Behavioral Health System	Memphis, Tennessee	373	Owned
Lancaster Behavioral Health Hospital (8)	Lancaster, Pennsylvania	126	Owned
Laurel Heights Hospital	Atlanta, Georgia	124	Owned
Laurel Oaks Behavioral Health Center	Dothan, Alabama	118	Owned
Laurel Ridge Treatment Center	San Antonio, Texas	330	Owned
Liberty Point Behavioral Healthcare	Stauton, Virginia	58	Owned
Lighthouse Behavioral Health Hospital	Conway, South Carolina	105	Owned
Lighthouse Care Center of Augusta	Augusta, Georgia	82	Owned
Lincoln Prairie Behavioral Health Center	Springfield, Illinois	97	Owned
Lincoln Trail Behavioral Health System	Radcliff, Kentucky	140	Owned
Mayhill Hospital	Denton, Texas	59	Leased
McDowell Center for Children	Dyersburg, Tennessee	32	Owned
The Meadows Psychiatric Center	Centre Hall, Pennsylvania	119	Owned
Meridell Achievement Center	Austin, Texas	134	Owned
Mesilla Valley Hospital	Las Cruces, New Mexico	120	Owned
Michael’s House	Palm Springs, California	110	Owned
Michiana Behavioral Health	Plymouth, Indiana	83	Owned
Midwest Center for Youth and Families	Kouts, Indiana	74	Owned
Millwood Hospital	Arlington, Texas	134	Leased
Mountain Youth Academy	Mountain City, Tennessee	90	Owned
Natchez Trace Youth Academy	Waverly, Tennessee	115	Owned
Newport News Behavioral Health Center	Newport News, Virginia	132	Owned

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
North Spring Behavioral Healthcare	Leesburg, Virginia	127	Leased
North Star Bragaw	Anchorage, Alaska	30	Owned
North Star DeBarr Residential Treatment Center	Anchorage, Alaska	30	Owned
North Star Hospital	Anchorage, Alaska	74	Owned
North Star Palmer Residential Treatment Center	Palmer, Alaska	30	Owned
Oak Plains Academy	Ashland City, Tennessee	20	Owned
Okaloosa Youth Academy	Crestview, Florida	72	Leased
Old Vineyard Behavioral Health Services	Winston-Salem, North Carolina	164	Owned
Palmetto Lowcountry Behavioral Health	North Charleston, South Carolina	108	Owned
Palmetto Summerville Behavioral Health	Summerville, South Carolina	64	Leased
Palm Point Behavioral Health	Titusville, FL	74	Owned
Palm Shores Behavioral Health Center	Bradenton, Florida	65	Owned
Palo Verde Behavioral Health	Tucson, Arizona	84	Leased
Parkwood Behavioral Health System	Olive Branch, Mississippi	148	Owned
The Pavilion Behavioral Health System	Champaign, Illinois	122	Owned
Peachford Hospital	Atlanta, Georgia	246	Owned
Pembroke Hospital	Pembroke, Massachusetts	120	Owned
Pinnacle Pointe Behavioral Healthcare System	Little Rock, Arkansas	127	Owned
Poplar Springs Hospital	Petersburg, Virginia	208	Owned
Prairie St John’s	Fargo, North Dakota	132	Owned
PRIDE Institute	Eden Prairie, Minnesota	42	Owned
Provo Canyon School	Provo, Utah	250	Owned
Psychiatric Institute of Washington	Washington, D.C.	130	Owned
Quail Run Behavioral Health	Phoenix, Arizona	116	Owned
The Recovery Center	Wichita Falls, Texas	34	Leased
The Ridge Behavioral Health System	Lexington, Kentucky	110	Owned
Rivendell Behavioral Health Hospital	Bowling Green, Kentucky	125	Owned
Rivendell Behavioral Health Services of Arkansas	Benton, Arkansas	80	Owned
River Crest Hospital	San Angelo, Texas	80	Owned
River Oaks Hospital	Harahan, Louisiana	126	Owned
River Park Hospital	Huntington, West Virginia	187	Owned
River Point Behavioral Health	Jacksonville, Florida	84	Owned
River Vista Behavioral Health	Madera, California	128	Owned
Riveredge Hospital	Forest Park, Illinois	210	Owned
Rockford Center	Newark, Delaware	148	Owned
Rolling Hills Hospital	Franklin, Tennessee	130	Owned
Roxbury Treatment Center	Shippensburg, Pennsylvania	112	Owned
Saint Simons By-The-Sea	Saint Simons Island, Georgia	101	Owned
Salt Lake Behavioral Health	Salt Lake City, Utah	118	Leased
San Marcos Treatment Center	San Marcos, Texas	265	Owned
SandyPines Residential Treatment Center	Jupiter, Florida	149	Owned
Sierra Vista Hospital	Sacramento, California	171	Owned
Skywood Recovery	Augusta, Michigan	100	Owned
Southeast Behavioral Health (15)	Cape Girardeau, Missouri	102	Owned
Spring Mountain Sahara	Las Vegas, Nevada	30	Owned
Spring Mountain Treatment Center	Las Vegas, Nevada	110	Owned
Springwoods Behavioral Health	Fayetteville, Arkansas	80	Owned
Stonington Institute	North Stonington, Connecticut	64	Owned
Streamwood Behavioral Healthcare System	Streamwood, Illinois	178	Owned
Summit Oaks Hospital	Summit, New Jersey	126	Owned
SummitRidge Hospital	Lawrenceville, Georgia	106	Owned
Suncoast Behavioral Health Center	Bradenton, Florida	60	Owned
Texas NeuroRehab Center	Austin, Texas	137	Owned
Three Rivers Behavioral Health	West Columbia, South Carolina	129	Owned
Three Rivers Midlands	West Columbia, South Carolina	64	Owned

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Turning Point Care Center	Moultrie, Georgia	79	Owned
University Behavioral Center	Orlando, Florida	112	Owned
University Behavioral Health of Denton	Denton, Texas	104	Owned
Valle Vista Health System	Greenwood, Indiana	140	Owned
Valley Hospital	Phoenix, Arizona	122	Owned
Via Linda Behavioral Hospital (12)	Scottsdale, Arizona	120	Leased
The Vines Hospital	Ocala, Florida	98	Owned
Virginia Beach Psychiatric Center	Virginia Beach, Virginia	100	Owned
Wekiva Springs Center	Jacksonville, Florida	120	Owned
Wellstone Regional Hospital	Jeffersonville, Indiana	100	Owned
West Oaks Hospital	Houston, Texas	176	Owned
Willow Springs Center	Reno, Nevada	116	Owned
Windmoor Healthcare of Clearwater	Clearwater, Florida	144	Owned
Windsor Laurelwood Center for Behavioral Medicine	Willoughby, Ohio	160	Leased
Wyoming Behavioral Institute	Casper, Wyoming	129	Owned

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Adarna House	Bradford, UK	9	Owned
Adele Cottages	Rainworth, UK	4	Owned
Amberwood Lodge	Dorset, UK	9	Owned
Ashbrook	Birmingham, UK	16	Owned
Ashfield House	Huddersfield, UK	6	Owned
Beacon House Lower	Bradford, UK	8	Owned
Beacon House Upper	Bradford, UK	8	Owned
Beckly	Halifax, UK	12	Owned
Beeches	Retford, UK	12	Owned
Birches	Newark, UK	6	Owned
Broughton House	Lincolnshire, UK	34	Owned
Broughton Lodge	Macclesfield, UK	20	Owned
Chaseways	Sawbridgeworth, UK	6	Owned
Cherry Tree House	Mansfield Woodhouse, UK	6	Owned
Conifers	Derby, UK	7	Owned
Cygnet Acer	Chesterfield, UK	14	Owned
Cygnet Acer 2	Chesterfield, UK	14	Owned
Cygnet Alders Clinic	Gloucester, UK	20	Owned
Cygnet Appletree	Meadowfield, UK	26	Owned
Cygnet Aspen Clinic	Doncaster, UK	16	Owned
Cygnet Aspen House	Doncaster, UK	20	Owned
Cygnet Bostall House	Abbey Wood, UK	6	Owned
Cygnet Brunel	Bristol, UK	32	Owned
Cygnet Cedars	Birmingham, UK	24	Owned
Cygnet Cedar Vale	East Bridgeford, UK	16	Owned
Cygnet Churchill	London, UK	57	Owned
Cygnet Delfryn House	Flintshire, UK	28	Owned
Cygnet Delfryn Lodge	Flintshire, UK	24	Owned
Cygnet Elms	Birmingham, UK	10	Owned
Cygnet Fountains	Blackburn, UK	34	Owned
Cygnet Grange	Sutton-in-Ashfield, UK	8	Owned
Cygnet Heathers	West Bromwich, UK	20	Owned
Cygnet Hospital—Beckton	London, UK	62	Owned

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Cygnet Hospital—Bierley	Bradford, UK	63	Owned
Cygnet Hospital—Blackheath	London, UK	32	Leased
Cygnet Hospital—Bury	Bury, UK	187	Owned
Cygnet Hospital—Clifton	Nottingham, UK	25	Owned
Cygnet Hospital—Derby	Derby, UK	50	Owned
Cygnet Hospital—Ealing	Ealing, UK	26	Owned
Cygnet Hospital—Godden Green	Sevenoaks, UK	39	Owned
Cygnet Hospital—Harrogate	Middlesex, UK	36	Owned
Cygnet Hospital—Harrow	Harrow, UK	60	Owned
Cygnet Hospital—Hexham	Northumberland, UK	27	Owned
Cygnet Hospital—Kewstoke	Weston-super-Mare, UK	72	Owned
Cygnet Hospital—Maidstone	Maidstone, UK	65	Owned
Cygnet Hospital—Sheffield	Sheffield, UK	57	Owned
Cygnet Hospital—Sherwood	Mansfield, UK	44	Owned
Cygnet Hospital—Stevenage	Stevenage, UK	88	Owned
Cygnet Hospital—Taunton	Taunton, UK	57	Owned
Cygnet Hospital—Woking	Woking, UK	62	Owned
Cygnet Hospital—Wyke	Bradford, UK	52	Owned
Cygnet Hospital Colchester - Highwoods	Colchester, UK	20	Owned
Cygnet Hospital Colchester - Larch Court	Essex, UK	4	Owned
Cygnet Hospital Colchester - Oak Court	Essex, UK	12	Owned
Cygnet Hospital Colchester - Ramsey	Colchester, UK	21	Owned
Cygnet Joyce Parker Hospital	Coventry, UK	57	Owned
Cygnet Lodge	Sutton-in-Ashfield, UK	8	Owned
Cygnet Lodge—Brighouse	Brighouse, UK	25	Owned
Cygnet Lodge—Kenton	Middlesex, UK	15	Owned
Cygnet Lodge—Lewisham	London, UK	17	Owned
Cygnet Lodge—Salford	Manchester, UK	24	Owned
Cygnet Lodge—Woking	Woking, UK	31	Owned
Cygnet Manor	Shirebrook, UK	20	Owned
Cygnet Newham House	Middlesbrough, UK	20	Owned
Cygnet Nield House	Crewe, UK	30	Owned
Cygnet Oaks	Barnsley, UK	35	Owned
Cygnet Pindar House	Barnsley, UK	22	Owned
Cygnet Raglan House	West Midlands, UK	25	Owned
Cygnet Sedgley House	Wolverhampton, UK	20	Owned
Cygnet Sedgley Lodge	Wolverhampton, UK	14	Owned
Cygnet Sherwood House	Mansfield, UK	30	Owned
Cygnet Sherwood Lodge	Mansfield, UK	17	Owned
Cygnet St. Augustine’s	Stoke on Trent, UK	32	Owned
Cygnet St. Teilo House	Gwent, UK	23	Owned
Cygnet St. Williams	Darlington, UK	12	Owned
Cygnet Storthfield House	Derbyshire, UK	22	Owned
Cygnet Victoria House	Darlington, UK	26	Owned
Cygnet Views	Matlock, UK	10	Owned
Cygnet Wallace Hospital	Dundee, UK	10	Owned
Cygnet Wast Hills	Birmingham, UK	26	Owned
Dene Brook	Rotherham, UK	13	Owned
Devon Lodge	Southampton, UK	12	Owned
Dove Valley Mews	Barnsley, UK	10	Owned
Ducks Halt	Essex, UK	5	Owned
Eleni House	Essex, UK	8	Owned
Ellen Mhor	Dundee, UK	12	Owned
Elston House	Newark, UK	8	Owned
Fairways	Ipswich, UK	8	Owned

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
The Fields	Sheffield, UK	54	Owned
Gables	Essex, UK	7	Owned
Gledcliffe Road	Huddersfield, UK	6	Owned
Gledholt	Huddersfield, UK	9	Owned
Gledholt Mews	Huddersfield, UK	21	Owned
Glyn House	Stoke on Trent, UK	5	Owned
Hansa Lodge	Rainham, UK	5	Owned
Hawkstone	Keighley, UK	10	Owned
Hollyhurst	Darlington, UK	19	Owned
Hope House	Hartlepool, UK	11	Owned
Kirkside House	Leeds, UK	7	Owned
Kirkside Lodge	Leeds, UK	8	Owned
Langdale Coach House	Huddersfield, UK	3	Owned
Langdale House	Huddersfield, UK	8	Owned
Lindsay House	Dundee, UK	2	Owned
Longfield House	Bradford, UK	9	Owned
Lowry House	Hyde, UK	12	Owned
Malborn & Teroan	Mansfield, UK	6	Owned
Marion House	Derby, UK	5	Owned
Meadows Mews	Tipton, UK	10	Owned
Morgan House	Stoke on Trent, UK	5	Owned
Nightingale	Dorset, UK	10	Owned
Norcott House	Liversedge, UK	11	Owned
Norcott Lodge	Liversedge, UK	9	Owned
Oakhurst Lodge	Hampshire, UK	8	Owned
Oaklands	Northumberland, UK	19	Owned
Old Leigh House	Essex, UK	7	Leased
The Orchards	Essex, UK	5	Owned
Outwood	Leeds, UK	10	Owned
Oxley Lodge	Huddersfield, UK	4	Owned
Oxley Woodhouse	Huddersfield, UK	13	Owned
Pines	Mansfield Woodhouse, UK	7	Owned
Ranaich House	Dunblane, UK	14	Owned
Redlands	Darlington, UK	5	Owned
Rhyd Alyn	Flintshire, UK	6	Owned
River View	Darlington, UK	4	Owned
Shear Meadow	Hemel Hempstead, UK	4	Owned
Sherwood Lodge Step Down	Mansfield, UK	9	Owned
The Squirrels	Hampshire, UK	9	Owned
4, 5, 7 The Sycamores	South Normanton, UK	6	Owned
15 The Sycamores	South Normanton, UK	4	Owned
Tabley House Nursing Home	Knutsford, UK	51	Leased
Thistle House	Dundee, UK	10	Owned
Thornfield Grange	Bishop Auckland, UK	9	Owned
Thornfield House	Bradford, UK	7	Owned
Thors Park	Essex, UK	14	Owned
Toller Road	Leicestershire, UK	8	Owned
Trinity House	Galloway, UK	13	Owned
Trinity Lodge	Lockerbie, UK	6	Owned
Tupwood Gate Nursing Home	Caterham, UK	33	Owned
Ty Alarch	Merthyr Tydfil	6	Owned
1Vincent Court	Lancashire, UK	5	Owned
Walkern Lodge	Stevenage, UK	4	Owned
Willow House	Birmingham, UK	8	Owned
Woodcross & Turls Hill	Wolverhampton, UK	8	Owned

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Woodrow House	Stockport, UK	9	Owned

Puerto Rico:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
First Hospital Panamericano—Cidra	Cidra, Puerto Rico	165	Owned
First Hospital Panamericano—Ponce	Ponce, Puerto Rico	30	Owned
First Hospital Panamericano—San Juan	San Juan, Puerto Rico	45	Owned

Outpatient Behavioral Health Care Facilities

United States:
Name of Facility	Location	Real Property Ownership Interest
Arbour Counseling Services	Rockland, Massachusetts	Owned
The Canyon at Santa Monica	Los Angeles, California	Leased
Foundations San Francisco	San Francisco, California	Leased
Michael’s House Outpatient	Palm Springs, California	Leased
The Pointe Outpatient Behavioral Health Services	Little Rock, Arkansas	Leased
Saint Louis Behavioral Medicine Institute	St. Louis, Missouri	Owned
Skywood Outpatient	Bingham Farms, Michigan	Leased
Talbott Recovery	Atlanta, Georgia	Owned

United Kingdom:
Name of Facility	Location	Real Property Ownership Interest
Long Eaton Day Services	Nottingham, UK	Owned
Sheffield Day Services	Sheffield, UK	Owned

Outpatient Centers and Surgical Hospital
Name of Facility	Location	Real Property Ownership Interest
Cancer Care Institute of Carolina	Aiken, South Carolina	Owned
Cedar Hill Urgent Care	Washington, DC	Leased
Cornerstone Regional Hospital (3)	Edinburg, Texas	Leased
Las Vegas Institute for Advanced Surgery	Las Vegas, NV	Leased
Manatee Diagnostic Center	Bradenton, Florida	Leased
Palms Westside Clinic ASC (5)	Royal Palm Beach, Florida	Leased
Personalized Radiation Oncology (18)	Reno, Nevada	Leased
Quail Surgical and Pain Management Center (10)	Reno, Nevada	Leased
Riverside Medical Clinic Surgery Center	Riverside, California	Leased
The Surgery Center of Aiken	Aiken, South Carolina	Owned
Temecula Valley Day Surgery (4)	Murrieta, California	Leased

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
(17)
The land of this facility is leased pursuant to the terms of a lease that is scheduled to expire in August, 2082. The lease contains one, twenty-five year renewal option.
(18)
We own a noncontrolling ownership interest of 30% in the entity that operates this facility that is managed by a third-party.

We own or lease medical office buildings adjoining some of our hospitals. We believe that the leases on the facilities, medical office buildings and other real estate leased or owned by us do not impose any material limitation on our operations. The aggregate lease payments on facilities leased by us were $107 million in 2023, $104 million in 2022 and $93 million in 2021.

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

The number of stockholders of record as of January 31, 2024, were as follows:

Class A Common	17
Class B Common	656
Class C Common	1
Class D Common	81

Stock Repurchase Programs

As of January 1, 2023, we had an aggregate available repurchase authorization of $947.37 million under our stock repurchase program. Pursuant to this program, shares of our Class B Common Stock may be repurchased, from time to time as conditions allow, on the open market or in negotiated private transactions. There is no expiration date for our stock repurchase programs.

As reflected below, during the fourth quarter of 2023, we have repurchased approximately 1.13 million shares at an aggregate cost of approximately $157.32 million (approximately $139.28 per share) pursuant to the terms of our stock repurchase program. In addition, during the three-month period ended December 31, 2023, 32,019 shares were repurchased in connection with income tax withholding obligations resulting from stock-based compensation programs. For the year ended December 31, 2023, we have repurchased approximately 3.86 million shares at an aggregate cost of approximately $524.48 million (approximately $136.05 per share). In addition, for the year ended December 31, 2023, 164,649 shares were repurchased in connection with income tax withholding obligations resulting from stock-based compensation programs. As of December 31, 2023, we had an aggregate available repurchase authorization of $422.88 million pursuant to our stock repurchase program.

During the period of October 1, 2023 through December 31, 2023, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased (1)	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs (2)	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of dollars that may yet be purchased under the program (in thousands)
October, 2023	—	388	40	$0.01	—	$—	$—	$580,204
November, 2023	—	681,009	46	$0.01	679,495	$131.47	$89,334	$490,870
December, 2023	—	480,746	543	$0.01	450,000	$151.08	$67,987	$422,883
Total October through December	$—	1,162,143	629	$0.01	1,129,495	$139.28	$157,321

(1)
Includes shares that were repurchased in connection with income tax withholding obligations resulting from the exercise of stock options and the vesting of restricted stock grants. Also includes 40, 46 and 543 restricted shares that were forfeited and canceled by former employees pursuant to the terms of our restricted stock purchase plan during October, November and December, 2023, respectively.
(2)
The only publicly announced program pursuant to which the shares were repurchased was the share repurchase program described above. There is no other plan or program that has expired during this time period. Also, there is no other plan or program that we have determined to terminate prior to expiration, or under which we do not intend to make further purchases.

Dividends

During the year ended December 31, 2023 we paid dividends of $0.80 per share. Dividend equivalents are accrued on unvested restricted stock units and are paid upon vesting of the restricted stock unit.

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

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the stock included in the Standard & Poor’s 500 Index and a Peer Group Index during the five-year period ended December 31, 2023. The graph assumes an investment of $100 made in our common stock and each Index as of January 1, 2019 and has been weighted based on market capitalization. Note that our common stock price performance shown below should not be viewed as being indicative of future performance.

Companies in the peer group, which consist of companies in the S&P 500 Index or S&P MidCap 400 Index are as follows: Acadia Healthcare Company, Inc., Community Health Systems, Inc., HCA Healthcare, Inc., and Tenet Healthcare Corporation.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023
Universal Health Services
S&P 500 Index
Peer Group

Company Name / Index	2018 Base	2019	2020	2021	2022	2023
Universal Health Services, Inc.	$100.00	$123.62	$118.67	$112.54	$123.09	$133.96
S&P 500 Index	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
Peer Group	$100.00	$124.34	$141.81	$224.60	$207.65	$237.61

ITEM 6. [RESERVED]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to promote an understanding of our operating results and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the Consolidated Financial Statements, as included in this Annual Report on Form 10-K. The MD&A contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under Item 1A. Risk Factors, and below in Forward-Looking Statements and Risk Factors and as included elsewhere in this Annual Report on Form 10-K. This section generally discusses our results of operations for the year ended December 31, 2023, as compared to the year ended December 31, 2022. For discussion of our result of operations and changes in our financial condition for the year ended December 31, 2022 as compared to the year ended December 31, 2021, please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on February 27, 2023.

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals and outpatient facilities and behavioral health care facilities.

As of February 27, 2024, we owned and/or operated 360 inpatient facilities and 48 outpatient and other facilities, including the following, located in 39 states, Washington, D.C., the United Kingdom and Puerto Rico:

Acute care facilities located in the U.S.:

•
27 inpatient acute care hospitals;
•
27 free-standing emergency departments, and;
•
10 outpatient centers & 1 surgical hospital.

Behavioral health care facilities (333 inpatient facilities and 10 outpatient facilities):

Located in the U.S.:

•
186 inpatient behavioral health care facilities, and;
•
8 outpatient behavioral health care facilities.

Located in the U.K.:

•
144 inpatient behavioral health care facilities, and;
•
2 outpatient behavioral health care facilities.

Located in Puerto Rico:

•
3 inpatient behavioral health care facilities.

Net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 57% of our consolidated net revenues during each of 2023 and 2022. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 43% of our consolidated net revenues during each of 2023 and 2022.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $761 million in 2023 and $685 million in 2022. Total assets at our U.K. behavioral health care facilities were approximately $1.327 billion as of December 31, 2023 and $1.235 billion as of December 31, 2022.

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

Forward-Looking Statements and Risk Factors

You should carefully review the information contained in this Annual Report, and should particularly consider any risk factors that we set forth in this Annual Report on Form 10-K for the year ended December 31, 2023, and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Annual Report, we state our beliefs of future events and of our future financial performance. This Annual Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, or the negative of those words and expressions, as well as statements in future tense, identify forward-looking statements. In evaluating those statements, you should specifically consider various factors, including the risks related to healthcare industry trends and those set forth herein in Item 1A. Risk Factors. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

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
•
the healthcare industry is labor intensive and salaries, wages and benefits are subject to inflationary pressures, as are supplies expense and other operating expenses. In addition, the nationwide shortage of nurses and other clinical staff and support personnel experienced by healthcare providers in the past has been a significant operating issue facing us and other healthcare providers. In the past, the staffing shortage has, at times, required us to hire expensive temporary personnel and/or enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel. At certain facilities, particularly within our behavioral health care segment, there have been occasions when we were unable to fill all vacant positions and, consequently, we were required to limit patient volumes. The staffing shortage has required us to enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel or required us to hire expensive temporary personnel. We have also experienced general inflationary cost increases related to medical supplies as well as certain of our other operating expenses. Many of these factors, which had a material unfavorable impact on our results of operations during 2022, moderated to a certain degree during 2023;
•
in 2021, the rate of inflation in the United States began to increase and has since risen to levels not experienced in over 40 years. We are experiencing inflationary pressures, primarily in personnel costs, and we anticipate continuing impacts on other cost areas within the next twelve months. The extent of any future impacts from inflation on our business and our results of operations will be dependent upon how long the elevated inflation levels persist and the extent to which the rate of inflation further increases, if at all, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, our expenses could increase faster than anticipated and we may utilize our capital resources sooner than expected. Further, given the complexities of the reimbursement landscape in which we operate, our ability to pass on increased costs associated with providing healthcare to Medicare and Medicaid patients is limited due to various federal, state and local laws, which in certain circumstances, limit our ability to increase prices. In addition, although we have been requesting and negotiating increased rates from commercial payers to defray our increased cost of providing patient care, commercial payers may be unwilling or unable to increase reimbursement rates commensurate with the inflationary impacts on our costs;
•
The rapid increase in interest rates have increased our interest expense significantly increasing our expenses and reducing our free cash flow and our ability to access the capital markets on favorable terms. As such, the effects of inflation and increased borrowing rates may adversely impact our results of operations, financial condition and cash flows;
•
on January 19, 2024, President Biden signed into law H.R. 2872 which provides fiscal year 2024 appropriations to federal agencies for continuing projects and activities funded in four of the 12 annual appropriations bills through March 1, 2024. The remaining eight annual appropriations bills are funded through March 8, 2024. We cannot predict whether or not there will be future legislation averting a federal government shutdown, however, our operating cash flows and results of operations could be materially unfavorably impacted by a federal government shutdown;
•
in January 2020, the Centers for Disease Control and Prevention confirmed the spread of COVID-19 to the United States and, in March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Although the federal government had previously declared COVID-19 a national emergency, that declaration expired on May 11, 2023 at which time the favorable payment provisions available to us during the declared national emergency ended. Many of the federal and state legislative and regulatory measures allowing for flexibility in delivery of care and various financial supports for healthcare providers were available only for the duration of the public health emergency (“PHE”). Most states have ended their state-level emergency declarations. The end of the PHE status will result in the conclusion of those policies over various designated timeframes. We cannot predict whether the loss of any such favorable conditions available to providers during the declared PHE will ultimately have a negative financial impact on us. The federal Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) created a $175 billion “Public Health and Social Services Emergency Fund” to reimburse eligible health care providers for “health care related expenses or lost revenues that are attributable to coronavirus” (the “PHSSEF”). We received payments from the targeted distributions of the PHSSEF, as disclosed herein. The CARES Act also makes other forms of financial assistance available to healthcare providers, including through Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which made available accelerated payments of Medicare funds in order to increase cash flow to providers. We received accelerated payments under this program during 2020, and returned early all of those funds during the first quarter of 2021, as disclosed herein. Providers receiving PHSSEF payments were required to sign terms and conditions regarding utilization of the payments. We, and other providers, will report healthcare related expenses attributable to COVID-19 that have not been reimbursed by another source, which may include general and administrative or healthcare related operating expenses. Funds may also be applied to lost revenues, represented as a negative change in year-over-year net patient care operating income. On December 29, 2022, the Consolidated Appropriations Act, 2023, was signed into law and phases out the enhanced federal medical assistance percentage rate states have received during the COVID-19 PHE and fully eliminates the increase on December 31, 2023. States were also permitted to begin Medicaid eligibility redeterminations on March 31, 2023, which is anticipated to result in a large decrease in Medicaid enrollment. The impact of the COVID-19 pandemic, which began in March, 2020, has had a material effect on our operations and financial results, at various times, since that time. We cannot predict if there will be future disruptions caused by the COVID-19 pandemic;
•
our ability to comply with the existing laws and government regulations, and/or changes in laws and government regulations;
•
an increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. For example, Congress has reduced to $0 the penalty for failing to maintain health coverage that was part of the original Patient Protection and Affordable Care Act, as amended by the Health and Education Reconciliation Act (collectively, the "Legislation") as part of the Tax Cuts and Jobs Act. President Biden has undertaken and is expected to undertake additional executive actions that will strengthen the Legislation and reverse the policies of the prior administration. To date, the Biden administration has issued executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the Legislation or the Medicaid program. The Inflation Reduction Act of 2022 (“IRA”) was passed on August 16, 2022, which among other things, allows for CMS to negotiate prices for certain single-source drugs reimbursed under Medicare Part B and Part D. The American Rescue Plan Act’s expansion of subsidies to purchase coverage through a Legislation exchange, which the IRA continued through 2025, is anticipated to increase exchange enrollment.
•
there have been numerous political and legal efforts to expand, repeal, replace or modify the Legislation, since its enactment, some of which have been successful, in part, in modifying the Legislation, as well as court challenges to the constitutionality of the Legislation. The U.S. Supreme Court rejected the latest such case on June 17, 2021, when the Court held in California v. Texas that the plaintiffs lacked standing to challenge the Legislation’s requirement to obtain minimum essential health insurance coverage, or the individual mandate. The Court dismissed the case without specifically ruling on the constitutionality of the Legislation. As a result, the Legislation will continue to remain law, in its entirety, likely for the foreseeable future. On September 7, 2022, the Legislation faced its most recent challenge when a Texas Federal District Court judge, in the case of Braidwood Management v. Becerra, ruled that a requirement that certain health plans cover services without cost sharing violates the Appointments Clause of the U.S. Constitution and that the coverage of certain HIV prevention medication violates the Religious Freedom Restoration Act. The government has appealed the decision to the U.S. Circuit Court of Appeals for the Fifth Circuit. Any future efforts to challenge, replace or replace the Legislation or expand or substantially amend its provision is unknown. See below in Sources of Revenues and Health Care Reform for additional disclosure;
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

•
as part of the Consolidated Appropriations Act of 2021 (the "CAA"), Congress passed legislation aimed at preventing or limiting patient balance billing in certain circumstances. The CAA addresses surprise medical bills stemming from emergency services, out-of-network ancillary providers at in-network facilities, and air ambulance carriers. The legislation prohibits surprise billing when out-of-network emergency services or out-of-network services at an in-network facility are provided, unless informed consent is received. In these circumstances providers are prohibited from billing the patient for any amounts that exceed in-network cost-sharing requirements. HHS, the Department of Labor and the Department of the Treasury have issued interim final rules, which begin to implement the legislation. The rules have limited the ability of our hospital-based physicians to receive payments for services at usually higher out-of-network rates in certain circumstances, and, as a result, have caused us to increase subsidies to these physicians or to replace their services at a higher cost level. On February 28, 2022, a district judge in the Eastern District of Texas invalidated portions of the rule governing aspects of the Independent Dispute Resolution (“IDR”) process. In light of this decision, the government issued a final rule on August 19, 2022 eliminating the rebuttable presumption in favor of the qualifying payment amount (“QPA”) by the IDR entity and providing additional factors the IDR entity should consider when choosing between two competing offers. On September 22, 2022, the Texas Medical Association filed a lawsuit challenging the IDR process provided in the updated final rule and alleging that the final rule unlawfully elevates the QPA above other factors the IDR entity must consider. On February 6, 2023, a federal judge vacated parts of the rule, including provisions related to considerations of the QPA. The government's appeal of the district court's order is pending in the U.S. Court of Appeals for the Fifth Circuit;
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
•
demographic changes;
•
there is a heightened risk of future cybersecurity threats, including ransomware attacks targeting healthcare providers. If successful, future cyberattacks could have a material adverse effect on our business. Any costs that we incur as a result of a data security incident or breach, including costs to update our security protocols to mitigate such an incident or breach could be significant. Any breach or failure in our operational security systems, or any third-party security systems that we rely on, can result in loss of data or an unauthorized disclosure of or access to sensitive or confidential member or protected personal or health information and could result in violations of applicable privacy and other laws, significant penalties or fines, litigation, loss of customers, significant damage to our reputation and business, and other liability or losses. We may also incur additional costs related to cybersecurity risk management and remediation. There can be no assurance that we or our service providers, if applicable, will not suffer losses relating to cyber-attacks or other information security breaches in the future or that our insurance coverage will be adequate to cover all the costs resulting from such events;
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
•
our business, results of operations, financial condition, or stock price may be adversely affected if we are not able to achieve our environmental, social and governance (“ESG”) goals or comply with emerging ESG regulations, or otherwise meet the expectations of our stakeholders with respect to ESG matters;
•
as discussed below in Sources of Revenue, we receive revenues from various state and county-based programs, including Medicaid in all the states in which we operate. We receive annual Medicaid revenues of approximately $100 million, or greater, from each of Texas, California, Nevada, Illinois, Pennsylvania, Washington, D.C., Kentucky, Florida, Massachusetts and Virginia. We also receive Medicaid disproportionate share hospital ("DSH") payments in certain states including Texas and South Carolina. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states;
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

A summary of our significant accounting policies is outlined in Note 1 to the Consolidated Financial Statements. We consider our critical accounting policies to be those that require us to make significant judgments and estimates when we prepare our financial statements, including the following:

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

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our consolidated balance sheets. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we cannot provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our results in 2023, 2022 or 2021. If it were to occur, each 1% adjustment to our estimated net Medicare revenues that are subject to retrospective review and settlement as of December 31, 2023, would change our after-tax net income by approximately $2 million.

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts net revenues in future periods. Although the patient’s ultimate eligibility determination may result in adjustments to net revenues, these adjustments did not have a material impact on our results of operations in 2023 or 2022 since our facilities make estimates at each financial reporting period to adjust revenue based on historical collections.

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

Uncompensated care (charity care and uninsured discounts):

The following table shows the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the years ended December 31, 2023 and 2022:

	(dollar amounts in thousands)
	2023		2022
	Amount	%	Amount	%
Charity care	$843,449	32%	$786,962	35%
Uninsured discounts	1,792,493	68%	1,474,933	65%
Total uncompensated care	$2,635,942	100%	$2,261,895	100%

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

	(amounts in thousands)
	2023	2022
Estimated cost of providing charity care	$83,383	$85,434
Estimated cost of providing uninsured discounts	177,206	160,122
Estimated cost of providing uncompensated care	$260,589	$245,556

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

Long-Lived Assets: We review our long-lived assets for impairment whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flow. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to its estimated fair value and an impairment loss is recognized. Fair values are determined based on estimated future cash flows using appropriate discount rates. Please see additional disclosure below in Provision for Asset Impairments.

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

We performed an impairment assessment as of October 1, 2023 which indicated no impairment of goodwill. There was no goodwill impairment during 2022.

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

Due to recent guidance and enacted laws surrounding the global 15% minimum tax rate that will be effective after 2024 from the Organization for Economic Co-operation and Development ("OECD") as well as jurisdictions that we operate in, we anticipate adverse effects to our provision for income taxes as well as cash taxes. We do not expect these adverse effects to be material and will continue to monitor changes in tax policies and laws issued by the OECD and jurisdictions that we operate in.

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. We believe that adequate accruals have been provided for federal, foreign and state taxes.

See Note 6 to the Consolidated Financial Statements-Income Taxes for additional disclosure of our effective tax rates.

Recent Accounting Pronouncements: For a summary of recent accounting pronouncements, please see Note 1 to the Consolidated Financial Statements-Business and Summary of Significant Accounting Standards as included in this Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

Clinical Staffing, Physician Related Expenses and Effects of Inflation:

The healthcare industry is labor intensive and salaries, wages and benefits are subject to inflationary pressures, as are supplies expense and other operating expenses. In addition, the nationwide shortage of nurses and other clinical staff and support personnel experienced by healthcare providers in the past has been a significant operating issue facing us and other healthcare providers. In some areas, the labor scarcity has strained our resources and staff, which has required us to utilize higher‑cost temporary labor and pay premiums above standard compensation for essential workers. In the past, the staffing shortage has, at times, required us to hire expensive temporary personnel and/or enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel. At certain facilities, particularly within our behavioral health care segment, there have been occasions when we were unable to fill all vacant positions and, consequently, we were required to limit patient volumes. The staffing shortage has required us to enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel or required us to hire expensive temporary personnel. We have also experienced general inflationary cost increases related to medical supplies as well as certain of our other operating expenses. Many of these factors, which had a material unfavorable impact on our results of operations during 2022, moderated to a certain degree during 2023.

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

The following table summarizes our results of operations, and is used in the discussion below, for the years ended December 31, 2023 and 2022 (dollar amounts in thousands):

	Year Ended December 31,
	2023		2022
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues	$14,281,976	100.0%	$13,399,370	100.0%
Operating charges:
Salaries, wages and benefits	7,107,484	49.8%	6,762,256	50.5%
Other operating expenses	3,757,216	26.3%	3,445,733	25.7%
Supplies expense	1,532,828	10.7%	1,474,339	11.0%
Depreciation and amortization	568,041	4.0%	581,861	4.3%
Lease and rental expense	141,026	1.0%	131,626	1.0%
Subtotal-operating expenses	13,106,595	91.8%	12,395,815	92.5%
Income from operations	1,175,381	8.2%	1,003,555	7.5%
Interest expense, net	206,674	1.4%	126,889	0.9%
Other (income) expense, net	28,281	0.2%	10,406	0.1%
Income before income taxes	940,426	6.6%	866,260	6.5%
Provision for income taxes	221,119	1.5%	209,278	1.6%
Net income	719,307	5.0%	656,982	4.9%
Less: Net income (loss) attributable to noncontrolling interests	1,512	0.0%	(18,627)	-0.1%
Net income attributable to UHS	$717,795	5.0%	$675,609	5.0%
Net revenues increased by 6.6%, or $883 million, to $14.28 billion during 2023 as compared to $13.40 billion during 2022. The increase in net revenues was primarily attributable to:

•
a $1.01 billion or 7.8% increase in net revenues generated from our acute care and behavioral health care operations owned during both periods (which we refer to as “same facility”), and;
•
$123 million of other combined net decreases including $162 million of decreased revenues at Desert Springs which discontinued all inpatient operations during the first quarter of 2023.

Income before income taxes increased by $74 million to $940 million during 2023 as compared to $866 million during 2022. The increase was attributable to:

•
an increase of $111 million at our acute care facilities, as discussed below in Acute Care Hospital Services;
•
an increase of $103 million at our behavioral health care facilities, as discussed below in Behavioral Health Services;
•
a decrease of $80 million due to an increase in interest expense due to increases in our weighted average cost of borrowings and aggregate average borrowings outstanding, as discussed below in Other Operating Results-Interest Expense, and;
•
$60 million of other combined net decreases, including a $28 million increase in the unrealized loss in the market value of certain equity securities.

Net income attributable to UHS increased by $42 million to $718 million during 2023 as compared to $676 million during 2022. This increase was attributable to:

•
an increase of $74 million in income before income taxes, as discussed above;
•
a decrease of $20 million due to an increase in the income attributable to noncontrolling interests, and;
•
a decrease of $12 million resulting from an increase in the provision for income taxes due primarily to the income tax expense recorded in connection with the $54 million increase in pre-tax income. Please see additional disclosure below in Other Operating Results-Provision for Income Taxes and Effective Tax Rates.

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

As a result of unfavorable trends experienced during 2023 and 2022, our results of operations included pre-tax increases to our reserves for self-insured professional and general liability claims amounting to approximately $25 million during 2023 and $16 million during 2022. During 2023, approximately $18 million of the reserves increase is included in our Same Facility basis acute care hospitals services’ results, and approximately $7 million is included in our behavioral health services’ results. During 2022, approximately $10 million of the reserves increase is included in our Same Facility basis acute care hospitals services’ results, and approximately $6 million is included in our behavioral health services’ results.

Workers' compensation liability:

As a result of favorable trends experienced recently, our results of operations during 2023 included a decrease to our reserves for self-insured workers' compensation liability claims amounting to approximately $10 million, of which approximately $4 million is included in our same facility basis acute care hospitals services’ results, and approximately $5 million is included in our behavioral health services’ results.

Acute Care Hospital Services

The following table sets forth certain operating statistics for our acute care hospital services for the years ended December 31, 2023 and 2022.

	Same Facility Basis		All
	2023	2022	2023	2022
Average licensed beds	6,604	6,640	6,691	6,923
Average available beds	6,432	6,468	6,519	6,751
Patient days	1,564,390	1,512,013	1,576,074	1,569,611
Average daily census	4,286.0	4,142.5	4,318.0	4,300.3
Occupancy-licensed beds	64.9%	62.4%	64.5%	62.1%
Occupancy-available beds	66.6%	64.0%	66.2%	63.7%
Admissions	319,829	300,507	322,218	311,537
Length of stay	4.9	5.0	4.9	5.0

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

Our Same Facility basis results reflected on the tables below also exclude from net revenues and other operating expenses, provider tax assessments incurred in each period as discussed below Sources of Revenue-Summary of Various State Medicaid Supplemental Payment Programs. However, these provider tax assessments are included in net revenues and other operating expenses as reflected in the table below under All Acute Care Hospital Services. The provider tax assessments had no impact on the income before income taxes as reflected on the tables below since the amounts offset between net revenues and other operating expenses. To obtain a complete understanding of our financial performance, the Same Facility results should be examined in connection with our net income as determined in accordance with U.S. GAAP and as presented in the consolidated financial statements and notes thereto as contained in this Annual Report on Form 10-K.

The following table summarizes the results of operations for our acute care hospital services on a Same Facility basis and is used in the discussions below for the years ended December 31, 2023 and 2022 (dollar amounts in thousands):

	Year Ended		Year Ended
	December 31, 2023		December 31, 2022
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues	$7,840,740	100.0%	$7,284,868	100.0%
Operating charges:
Salaries, wages and benefits	3,363,213	42.9%	3,225,039	44.3%
Other operating expenses	2,144,102	27.3%	1,863,414	25.6%
Supplies expense	1,303,018	16.6%	1,226,294	16.8%
Depreciation and amortization	358,308	4.6%	369,493	5.1%
Lease and rental expense	95,565	1.2%	85,915	1.2%
Subtotal-operating expenses	7,264,206	92.6%	6,770,155	92.9%
Income from operations	576,534	7.4%	514,713	7.1%
Interest (income) expense, net	(2,501)	0.0%	1,109	0.0%
Other (income) expense, net	6,099	0.1%	1,493	0.0%
Income before income taxes	$572,936	7.3%	$512,111	7.0%

During 2023, as compared to 2022, net revenues from our acute care hospital services, on a Same Facility basis, increased by $556 million or 7.6%. Income before income taxes (and before income attributable to noncontrolling interests) increased by $61 million, or 11.9%, amounting to $573 million, or 7.3% of net revenues during 2023, as compared to $512 million, or 7.0% of net revenues during 2022.

During 2023, net revenue per adjusted admission decreased by 0.6% while net revenue per adjusted patient day increased by 2.2%, as compared to 2022. During 2023, as compared to 2022, the net revenue per adjusted admission, and per adjusted patient day, were pressured by the following: (i) a greater percentage of lower acuity procedures; (ii) an increase in denied claims and challenges to patient status classifications by certain of our commercial payers, and; (iii) a decrease in the number of patients with a COVID-19 diagnosis treated at our acute care hospitals and less incremental government reimbursement associated with COVID-19 patients.

During 2023, as compared to 2022, inpatient admissions to our acute care hospitals increased by 6.4% and adjusted admissions (adjusted for outpatient activity) increased by 7.6%. Patient days at these facilities increased by 3.5% and adjusted patient days increased by 4.7% during 2023, as compared to 2022. The average length of inpatient stay at these facilities was 4.9 days during 2023 and 5.0 days during 2022. The occupancy rate, based on the average available beds at these facilities, was 67% during 2023, as compared to 64% during 2022.

On a Same Facility basis during 2023, as compared to 2022, salaries, wages and benefits expense increased by $138 million, or 4.3%. As a percentage of net revenues, salaries, wages and benefits expense decreased to 42.9% during 2023 as compared to 44.3% during 2022.

Other operating expenses increased $281 million, or 15.1%, during 2023, as compared to 2022. Operating expenses incurred by our commercial health insurer, consisting primarily of medical costs, increased approximately $40 million during 2023 as compared to 2022. Excluding the operating expenses incurred by our commercial health insurer, other operating expenses increased $241 million, or 16.4% during 2023 as compared to 2022. The increase during 2023, as compared to 2022, was due primarily to a $127 million, or 26.6%, increase in physician-related expenses (as discussed above in Results of Operations - Clinical Staffing, Physician Related Expenses and Effects of Inflation), as well as the expenses related to the increase in patient volumes.

Supplies expense increased $77 million, or 6.3%, during 2023, as compared to 2022. The increase was due, in part, to the increase in patient volumes experienced during 2023, as compared to 2022 . As a percentage of net revenues, supplies expense decreased to 16.6% during 2023 as compared to 16.8% during 2022.

All Acute Care Hospital Services

The following table summarizes the results of operations for all our acute care operations during 2023 and 2022. These amounts include: (i) our acute care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including, if applicable, the operating results of recently acquired/opened facilities, or divested/closed facilities, including the operating results and provision for asset impairment (recorded during 2022) for Desert Springs Hospital which discontinued all inpatient operations during the first quarter of 2023. Dollar amounts below are reflected in thousands.

	Year Ended		Year Ended
	December 31, 2023		December 31, 2022
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues	$8,081,402	100.0%	$7,646,749	100.0%
Operating charges:
Salaries, wages and benefits	3,406,060	42.1%	3,332,535	43.6%
Other operating expenses	2,347,560	29.0%	2,146,196	28.1%
Supplies expense	1,317,917	16.3%	1,264,688	16.5%
Depreciation and amortization	367,644	4.5%	383,115	5.0%
Lease and rental expense	96,589	1.2%	86,654	1.1%
Subtotal-operating expenses	7,535,770	93.2%	7,213,188	94.3%
Income from operations	545,632	6.8%	433,561	5.7%
Interest (income) expense, net	(2,501)	0.0%	1,109	0.0%
Other (income) expense, net	7,788	0.1%	2,788	0.0%
Income before income taxes	$540,345	6.7%	$429,664	5.6%

During 2023, as compared to 2022, net revenues from our acute care hospital services increased by $435 million, or 5.7%, due to: (i) the $556 million, or 7.6% increase in Same Facility revenues, as discussed above, and; (ii) $121 million of other combined net decreases consisting primarily of decreased revenues at Desert Springs Hospital and decreased provider tax assessments, partially offset by the revenues generated at a 170-bed acute care hospital located in Reno, Nevada, that opened in early April, 2022 (this facility was reflected in our acute care hospital services' operating results effective May 1st of each year).

Income before income taxes increased by $111 million, or 25.8%, to $540 million, or 6.7% of net revenues during 2023, as compared to $430 million, or 5.6% of net revenues during 2022. The $111 million increase in income before income taxes from our acute care hospital services resulted from the $61 million, or 12%, increase in income before income taxes at our acute care hospital services, on a Same Facility basis, as discussed above, and $50 million of other combined net increases resulting primarily from decreased losses incurred at Desert Springs Hospital (a $58 million provision for asset impairment was recorded for Desert Springs Hospital during 2022).

During 2023, as compared to 2022, salaries, wages and benefits expense increased by $74 million, or 2.2%. The increase was due primarily to the above-mentioned $138 million increase related to our acute care hospital services, on a Same Facility basis, partially offset by a combined net decrease of $64 million resulting primarily from decreased salaries, wages and benefits expense related to Desert Springs Hospital.

Other operating expenses increased $201 million, or 9.4%, during 2023, as compared to 2022. The increase was due primarily to the $281 million above-mentioned increase related to our acute care hospital services, on a Same Facility basis, partially offset by a combined net decrease of $80 million resulting primarily from decreased operating expenses related to Desert Springs Hospital (2022 included a $58 million provision for asset impairment).

Supplies expense increased by $53 million, or 4.2%, during 2023, as compared to 2022. The increase was due primarily to the above-mentioned $77 million increase related to our acute care hospital services, on a Same Facility basis, partially offset by a combined net decrease of $24 million resulting primarily from decreased supplies expense related to Desert Springs Hospital.

Please see Results of Operations - Clinical Staffing, Physician Related Expenses and Effects of Inflation above for additional disclosure regarding the factors impacting our operating costs.

Behavioral Health Care Services

The following table sets forth certain operating statistics for our behavioral health care services for the years ended December 31, 2023 and 2022.

	Same Facility Basis		All
	2023	2022	2023	2022
Average licensed beds	24,016	24,014	24,224	24,259
Average available beds	23,916	23,914	24,124	24,159
Patient days	6,289,388	6,175,143	6,336,927	6,230,124
Average daily census	17,231.2	16,918.2	17,361.4	17,068.8
Occupancy-licensed beds	71.7%	70.5%	71.7%	70.4%
Occupancy-available beds	72.0%	70.7%	72.0%	70.7%
Admissions	468,131	454,441	472,307	459,245
Length of stay	13.4	13.6	13.4	13.6

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

Our Same Facility basis results reflected on the table below also excludes from net revenues and other operating expenses, provider tax assessments incurred in each period as discussed below Sources of Revenue-Summary of Various State Medicaid Supplemental Payment Programs. However, these provider tax assessments are included in net revenues and other operating expenses as reflected in the table below under All Behavioral Health Care Services. The provider tax assessments had no impact on the income before income taxes as reflected on the tables below since the amounts offset between net revenues and other operating expenses. To obtain a complete understanding of our financial performance, the Same Facility results should be examined in connection with our net income as determined in accordance with U.S. GAAP and as presented in the consolidated financial statements and notes thereto as contained in this Annual Report on Form 10-K.

The following table summarizes the results of operations for our behavioral health care services, on a same facility basis, and is used in the discussions below for the years ended December 31, 2023 and 2022 (dollar amounts in thousands):

	Year Ended		Year Ended
	December 31, 2023		December 31, 2022
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues	$6,048,883	100.0%	$5,598,764	100.0%
Operating charges:
Salaries, wages and benefits	3,343,222	55.3%	3,088,108	55.2%
Other operating expenses	1,163,365	19.2%	1,078,918	19.3%
Supplies expense	216,879	3.6%	210,903	3.8%
Depreciation and amortization	187,105	3.1%	184,684	3.3%
Lease and rental expense	43,785	0.7%	41,951	0.7%
Subtotal-operating expenses	4,954,356	81.9%	4,604,564	82.2%
Income from operations	1,094,527	18.1%	994,200	17.8%
Interest expense, net	4,434	0.1%	5,169	0.1%
Other (income) expense, net	(3,426)	-0.1%	(6,343)	-0.1%
Income before income taxes	$1,093,519	18.1%	$995,374	17.8%

During 2023, as compared to 2022, net revenues from our behavioral health services, on a Same Facility basis, increased by $450 million or 8.0%. Income before income taxes increased by $98 million, or 9.9%, amounting to $1.094 billion or 18.1% of net revenues during 2023, as compared to $995 million or 17.8% of net revenues during 2022.

During 2023, net revenue per adjusted admission increased by 4.7% while net revenue per adjusted patient day increased by 5.9%, as compared to 2022. During 2023, as compared to 2022, inpatient admissions and adjusted admissions to our behavioral health care hospitals increased by 3.0% and 3.2%, respectively. Patient days at these facilities increased by 1.9% and adjusted patient days increased by 2.1% during 2023, as compared to 2022. The average length of inpatient stay at these facilities was 13.4 days and 13.6 days during 2023 and 2022, respectively. The occupancy rate, based on the average available beds at these facilities, was 72% and 71% during 2023 and 2022, respectively.

On a Same Facility basis during 2023, as compared to 2022, salaries, wages and benefits expense increased $255 million or 8.3%. The increase during 2023, as compared to 2022, was due to a 4.1% increase in salaries, wages and benefits expense per average full-time equivalent employee, as well as a 4.0% increase in the average number of full time equivalent employees. The increased staffing was due, in part, to increased patient volumes. As a percentage of net revenues during each year, salaries, wages and benefits expense increased slightly to 55.3% during 2023 as compared to 55.2% during 2022.

Other operating expenses increased $84 million, or 7.8%, during 2023, as compared to 2022. The increase during 2023, as compared to 2022, was due, in part, to increased patient volumes. As a percentage of net revenues during each year, other operating expenses decreased slightly to 19.2% during 2023 as compared to 19.3% during 2022.

Supplies expense increased $6 million, or 2.8%, during 2023, as compared to 2022.

All Behavioral Health Care Services

The following table summarizes the results of operations for all our behavioral health care services during 2023 and 2022. These amounts include: (i) our behavioral health care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts, if applicable, including the results of facilities acquired or opened during the past year as well as the results of certain facilities that were closed or restructured during the past year. Dollar amounts below are reflected in thousands.

	Year Ended		Year Ended
	December 31, 2023		December 31, 2022
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues	$6,190,921	100.0%	$5,729,758	100.0%
Operating charges:
Salaries, wages and benefits	3,353,008	54.2%	3,107,216	54.2%
Other operating expenses	1,303,311	21.1%	1,201,563	21.0%
Supplies expense	217,310	3.5%	211,786	3.7%
Depreciation and amortization	189,297	3.1%	186,555	3.3%
Lease and rental expense	44,028	0.7%	43,868	0.8%
Subtotal-operating expenses	5,106,954	82.5%	4,750,988	82.9%
Income from operations	1,083,967	17.5%	978,770	17.1%
Interest expense, net	4,558	0.1%	5,323	0.1%
Other (income) expense, net	(4,271)	-0.1%	(6,843)	-0.1%
Income before income taxes	$1,083,680	17.5%	$980,290	17.1%

During 2023, as compared to 2022, net revenues generated from our behavioral health services increased by $461 million, or 8.0%. The increase was primarily attributable to the $450 million, or 8.0%, increase in net revenues at our behavioral health facilities, on a Same Facility basis, as discussed above.

Income before income taxes increased by $103 million, or 11%, to $1.084 billion or 17.5% of net revenues during 2023, as compared to $980 million or 17.1% of net revenues during 2022. The increase in income before income taxes at our behavioral health facilities during 2023, as compared to 2022, was primarily attributable to the $98 million, or 10%, increase in income before income taxes generated at our behavioral health facilities, on a Same Facility basis, as discussed above.

During 2023, as compared to 2022, salaries, wages and benefits expense increased by $246 million or 7.9%. The increase was due primarily to the above-mentioned $255 million, or 8.3%, increase related to our behavioral health facilities, on a Same Facility basis.

Other operating expenses increased by $102 million, or 8.5%, during 2023, as compared to 2022. The increase was due primarily to the above-mentioned $84 million, or 7.8%, increase related to our behavioral health facilities, on a Same Facility basis, as well as a $23 million increase in provider tax assessments.

Supplies expense increased $6 million, or 2.6%, during 2023, as compared to 2022.

Please see Results of Operations - Clinical Staffing, Physician Related Expenses and Effects of Inflation above for additional disclosure regarding the factors impacting our operating costs.

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

For additional disclosure related to our revenues including a disaggregation of our consolidated net revenues by major source for each of the periods presented herein, please see Note 10 to the Consolidated Financial Statements-Revenue.

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

We receive revenues from various state and county-based programs, including Medicaid in all the states in which we operate. We receive annual Medicaid revenues of approximately $100 million, or greater, from each of Texas, California, Nevada, Illinois, Pennsylvania, Washington, D.C., Kentucky, Florida, Massachusetts and Virginia. We also receive Medicaid disproportionate share hospital payments in certain states including, most significantly, Texas. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

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

Summary of Various State Medicaid Supplemental Payment Programs:

The following table summarizes the revenues, healthcare provider taxes (“Provider Taxes”) and net benefit related to each of the above-mentioned Medicaid supplemental programs for the years ended December 31, 2023 and 2022. The Provider Taxes are recorded in other operating expenses on the consolidated statements of income as included herein.

	(amounts in millions)
	Estimated 2024	2023	2022
Texas Supplemental Payment Programs:
Revenues	$300	$247	$285
Provider Taxes	(120)	(82)	(110)
Net benefit	$180	$165	$175

Nevada SDP:
Revenues	$265	$13	$0
Provider Taxes	(107)	(4)	0
Net benefit	$158	$9	$0

Various Other State Programs:
Revenues	$662	$593	$499
Provider Taxes	(246)	(211)	(177)
Net benefit	$416	$382	$322

Subtotal-Provider Tax Programs:
Revenues	$1,227	$853	$784
Provider Taxes	(473)	(297)	(287)
Aggregate net benefit from Provider Tax Programs	$754	$556	$497

Texas, Nevada and South Carolina DSH/SPA Programs:
Revenues	$55	$73	$75
Provider Taxes	0	0	0
Net benefit	$55	$73	$75

Total Supplemental Medicaid Programs:
Revenues	$1,282	$926	$859
Provider Taxes	(473)	(297)	(287)
Aggregate net benefit from all Supplemental Programs	$809	$629	$572

Texas Supplemental Payment Programs:

Certain of our acute care hospitals located in various counties of Texas participate in Medicaid supplemental payment Section 1115 Waiver indigent care programs. The 1115 Waiver has been approved by CMS through September 30, 2030. These hospitals also have affiliation agreements with third-party hospitals to provide free hospital and physician care to qualifying indigent residents of these counties. Our hospitals receive both supplemental payments from the Medicaid program and indigent care payments from third-party, affiliated hospitals. The supplemental payments are contingent on the county or hospital district making an Inter-Governmental Transfer (“IGT”) to the state Medicaid program while the indigent care payment is contingent on a transfer of funds from the applicable affiliated hospitals. However, the county or hospital district is prohibited from entering into an agreement to condition any IGT on the amount of any private hospital’s indigent care obligation.

CHIRP (including QIF)

On March 26, 2021, THHSC published a final rule that will apply to program periods on or after September 1, 2021, and Uniform Hospital Rate Increase Program ("UHRIP") was re-named the Comprehensive Hospital Increase Reimbursement Program (“CHIRP”). CHIRP will be comprised of a UHRIP component and an Average Commercial Incentive Award component. CHIRP has a pool size of $4.7 billion. On March 25, 2022, CMS approved the CHIRP program retroactive to September 1, 2021 through August 31, 2022. The impact of the CHIRP program is reflected in the State Medicaid Supplemental Payment Program Table below including approximately $12 million of estimated CHIRP revenues which were recorded during the first quarter of 2022, attributable to the period September 1, 2021 through December 31, 2021, net of associated provider taxes. On August 1, 2022, CMS approved the CHIRP program, with a pool of $5.2 billion, for the rate period effective September 1, 2022 to August 31, 2023. On July 31, 2023, CMS approved the CHIRP program, with a pool of $6.5 billion, for the rate period of September 1, 2023 to August 31, 2024.

On January 26, 2024, THHSC issued a final rule that will modify the CHIRP payments beginning with the State Fiscal Year (SFY) 2025 rate period to promote the advancement of the quality goals and strategies the program is designed to advance.

The final modifications include:

•
Creation of a new a pay-for-performance incentive payment through a third component in CHIRP, the Alternate Participating Hospital Reimbursement for Improving Quality Award ("APHRIQA"). For state fiscal years beginning with SFY 2025, THHSC does not anticipate that behavioral health hospitals or rural hospitals will be included in a pay-for-performance program.
•
The funds for payment of the APHRIQA component will be transitioned from the existing uniform rate increase components of the UHRIP and the Average Commercial Incentive Award and will be paid using a scorecard that directs managed care organizations to pay providers for performance achievements on quality outcome measures. Payments will be distributed under APHRIQA on a monthly, quarterly, semi-annual, or annual basis that aligns with the measurement period determined for quality metrics reporting.

We cannot determine the impact of this final rule. However, CHIRP payment levels could be reduced materially if: (1) the pool size of the new APHRIQA component is materially less than THHSC carve-out of the current CHIRP pool, or; (2) if our hospitals are not able meet the required APHRIQA pay-for-performance metrics.

Certain of our acute care hospitals located in Texas recorded an aggregate of $33 million in Quality Incentive Fund (“QIF”) revenues during each of 2023 and 2022. The amounts recorded during 2023 were applicable to the period of September 1, 2021 to August 31, 2022; and the amounts recorded during 2022 were applicable to the period of September 1, 2020 to August 31, 2021. This revenue was earned pursuant to contract terms with various Medicaid managed care plans which requires the annual payout of QIF funds when a managed care service delivery area’s actual claims-based CHIRP payments are less than targeted CHIRP payments for a specific rate year. We also anticipate these hospitals may be entitled to a comparable amount of aggregate QIF revenue during 2024.

UC

Included in these provider pax programs are reimbursements received in connection with the Texas Uncompensated Care program ("UC"). The size and distribution of the UC pool are determined based on charity care costs reported to THHSC in accordance with Medicare cost report Worksheet S-10 principles.

HARP

On September 24, 2021, THHSC finalized New Fee-for-Service Supplemental Payment Program: Hospital Augmented Reimbursement Program (“HARP”) to be effective October 1, 2021. The HARP program continues the financial transition for providers who have historically participated in the Delivery System Reform Incentive Payment program described below. The program, which was approved by CMS on August 15, 2023, will provide additional funding to hospitals to help offset the cost hospitals incur while providing Medicaid services. Included in our results of operations during 2023 was approximately $20 million, approximately $13 million of which is applicable to the period of October 1, 2021 through September 30, 2022. During 2024, we expect to record HARP revenues of approximately $28 million. The HARP program is technically a Medicaid Upper Payment Limit as payment under this program is based on a reasonable estimate of the amount that would be paid for the services under Medicare payment principles but is referred to as HARP by THHSC.

DSRIP

In addition, the Texas Medicaid Section 1115 Waiver included a Delivery System Reform Incentive Payments ("DSRIP") pool to incentivize hospitals and other providers to transform their service delivery practices to improve quality, health status, patient experience, coordination, and cost-effectiveness. DSRIP pool payments are incentive payments to hospitals and other providers that develop programs or strategies to enhance access to health care, increase the quality of care, the cost-effectiveness of care provided and the health of the patients and families served. In FFY 2022, DSRIP funding under the waiver is eliminated except for certain carryover DSRIP projects. No revenues were recorded by us during 2023 in connection with this DSRIP program. Included in our results of operations during 2022, was approximately $18 million of DSRIP revenues.

Nevada State Directed Payment Program ("SDP"):

As previously reported, in February, 2023, the Nevada Division of Health Care Financing and Policy (“DHCFP”) outlined a new provider fee on private hospitals located in Nevada that would effectively capture new Medicaid federal share for certain categories of services eligible for the new payment program. In late December, 2023, the Centers for Medicare and Medicaid Services (“CMS”) approved the Medicaid managed care component of the Nevada SDP program, with an effective date of January 1, 2024. Based upon financial data provided by the DHCFP for our facilities located in Nevada, we estimate that our aggregate net reimbursements pursuant to the Medicaid managed care component of the Nevada SDP program (net of related provider taxes) will approximate $140 million during the year ended December 31, 2024. Payments made pursuant to this component of the Nevada SDP program, which requires annual approval by CMS, are subject to reconciliation by DHCFP based on actual Medicaid managed care utilization during 2024. There can be no assurance that the Medicaid managed care component of the Nevada SDP will continue for any period after December 31, 2024, or that it will not be modified.

Including the impact of the Medicaid fee for service upper payment limit component of the Nevada SDP program (estimated net reimbursements of $18 million attributable to our Nevada facilities during the year ended December 31, 2024), which was approved by CMS in November and December of 2023, we estimate that our aggregate net reimbursements pursuant to both components of the Nevada SDP program (net of related provider taxes) will approximate $158 million during the year ended December 31, 2024.

Various Other State Programs:

We receive substantial reimbursement from multiple states in connection with various supplemental Medicaid payment programs. The states include, but are not limited to, the state programs listed below from which we receive significant reimbursements.

Kentucky Hospital Rate Increase Program (“HRIP”):

In early 2021, CMS approved the Kentucky Medicaid Managed Care Hospital Rate Increase Program (“HRIP”). Included in our financial results was approximately $73 million during 2023 and approximately $69 million during 2022, Programs such as HRIP require an annual state submission and approval by CMS. In January, 2024, CMS approved the program for the period of January 1, 2024 through December 31, 2024 at rates comparable to the prior year. We estimate that our reimbursements pursuant to HRIP will approximate $71 million during the year ended December 31, 2024.

California SPA:

In California, the state continues to operate Medicaid supplemental payment programs consisting of three components: Fee For Service Payment, Managed Care-Pass-Through Payment and Managed Care-Directed Payment. The non-federal share for these programs are financed by a statewide provider tax. The Directed Payment method will be based on actual concurrent hospital Medicaid managed care in-network patient volume whereas the other programs are based on prior year Medicaid utilization. The CMS program approval status is outlined in the table below.

California Hospital Fee Program CMS Approval Status:

Hospital Fee Program Component	CMS Methodology Approval Status	CMS Rate Setting Approval Status
Fee For Service Payment	Approved through December 31, 2024	Approved through December 31, 2024; Paid through December 31, 2022
Managed Care-Pass-Through Payment	Approved through December 31, 2022	Approved through December 31, 2021 and paid in advance through December 31, 2022
Managed Care-Directed Payment	Approved through December 31, 2022	Approved through December 31, 2021 and paid through December 31, 2021

In connection with this program, included in our financial results was approximately $46 million during 2023 and approximately $50 million during 2022. We estimate that our reimbursements pursuant to this program will approximate $51 million during the year ended December 31, 2024.

Mississippi Hospital Access Program

In September, 2023, subject to CMS approval, Mississippi announced a $689 million, two-part Medicaid payment proposal, effective retroactively to July 1, 2023, that would be funded by annual hospital assessments to the state's Medicaid program. These hospital assessments are calculated using a formula provided under state law. The first part of the proposal, known as the Mississippi Hospital Access Program (“MHAP”), would provide direct payments for hospitals that serve patients in the state's Medicaid managed care delivery system. Hospitals would be reimbursed near the average commercial rate, which is the upper limit for Medicaid managed care reimbursements. The second part of the proposal would supplement Medicaid payment rates for hospitals providing inpatient and outpatient services up to Medicaid's regulated upper payment limit. In December, 2023, CMS approved the MHAP program component.

In connection with this new program and the prior program, included in our financial results was approximately $33 million during 2023 and $16 million during 2022. We estimate that our reimbursements pursuant to these supplemental payment programs will approximate $45 million during the year ended December 31, 2024.

Florida Medicaid Managed Care Directed Payment Program (“DPP”):

The Florida DPP provides for an additional payment for Medicaid managed care contracted services. In connection with this program, included in our financial results was approximately $43 million during 2023 and $36 million during 2022 (recorded during fourth quarters of each year). We estimate that our reimbursements pursuant to this DPP will approximate $41 million during the year ended December 31, 2024.

Illinois Medicaid Supplemental Payment Programs

The Illinois Medicaid Supplemental Payment Programs are comprised of three components: (1) Medicaid managed care directed payment program; (2) Medicaid managed care pass-through program, and; (3) Medicaid fee for service supplemental payment program. These programs require various related legislative and regulatory approvals each year.

In connection with these programs, included in our financial results was approximately $36 million during 2023 and $49 million during 2022 . Included in the 2022 amount was a non-recurring Medicaid managed care claims processing catchup payment amounting to approximately $10 million. We estimate that our reimbursements pursuant to these supplemental payment programs will approximate $38 million during the year ended December 31, 2024.

Indiana Medicaid Managed Care DPP

The Indiana DPP provides for an additional payment for Medicaid managed care contracted services. In connection with this program, included in our financial results was approximately $31 million during 2023 and $27 million during 2022 . We estimate that our reimbursements pursuant to this program will approximate $34 million during the year ended December 31, 2024.

Oklahoma (Transition to Managed Care and Implementation of a Medicaid Managed Care DPP)

The current Oklahoma Medicaid supplemental payment program in effect, prior to the planned implementation of the new DPP in 2024, is the Supplemental Hospital Offset Payment Program (“SHOPP”). The SHOPP component will remain in place for certain categories of Medicaid patients that will continue to be enrolled in the traditional Medicaid Fee for Service program.

In May, 2022, Oklahoma enacted legislation that directs the Oklahoma Health Care Authority ("OHCA") to: (i) transition its Medicaid program from a fee for service payment model to a managed care payment model by no later than October 1, 2023, and: (ii) concurrently implement a Medicaid managed care DPP using a managed care gap of 90% of average commercial rates. In December, 2022, the OHCA delayed the implementation date of the Medicaid managed care change and related DPP until April 1, 2024. In September, 2023, CMS approved the DPP program effective as of April 1, 2024.

In connection with the SHOPP program, included in our financial results was approximately $12 million during 2023 and $9 million during 2022. We estimate that our reimbursements pursuant to these two supplemental payment programs (i.e. SHOPP and DPP) will approximate $21 million during the year ended December 31, 2024.

South Carolina Health Access, Workforce and Quality (“HAWQ”) Program

In September 2023, CMS approved the South Carolina HAWQ Program retroactive to July 1, 2023. This program is Medicaid managed care directed payment program that provides for a rate enhancement to Medicaid managed care encounters. In connection with this new program and the prior program, included in our financial results was approximately $11 million during 2023. We estimate that our reimbursements pursuant to these supplemental payment programs will approximate $21 million during the year ended December 31, 2024.

Texas, Nevada and South Carolina DSH/Other Programs:

Texas DSH:

Upon meeting certain conditions and serving a disproportionately high share of Texas’ low income patients, our qualifying facilities located in Texas receive additional reimbursement from the state’s DSH fund. The Texas DSH program was renewed for the state’s 2024 DSH fiscal year (covering the period of October 1, 2023 through September 30, 2024).

In connection with this DSH program, included in our financial results was an aggregate of approximately $47 million and $48 million during 2023 and 2022, respectively. We estimate that our aggregate reimbursements earned pursuant to the Texas DSH program will approximate $34 million during 2024.

The Legislation and subsequent federal legislation provides for a significant reduction in Medicaid disproportionate share payments beginning in federal fiscal year 2024 (see above in Sources of Revenues and Health Care Reform-Medicaid for additional disclosure related to the delay of these DSH reductions). HHS is to determine the amount of Medicaid DSH payment cuts imposed on each state based on a defined methodology. As Medicaid DSH payments to states will be cut, consequently, payments to Medicaid-participating providers, including our hospitals in Texas, will be reduced in the coming years. Based on the CMS final rule published in September, 2019, beginning in fiscal year 2024 (as amended by the CARES Act and the CAA), annual Medicaid DSH payments in Texas could be reduced by approximately 41% from current DSH payment levels. A series of federal continuing resolutions ("CR") were passed by the federal government which provided for ongoing federal funding.

We continue to maintain reserves in the financial statements for cumulative Medicaid DSH and UC reimbursements related to our behavioral health hospitals located in Texas that amounted to $31 million as of December 31, 2023 and $42 million as of December 31, 2022 related to certain DSH and UC adverse federal court decisions including the Children’s Hospital Association of Texas v. Azar (“CHAT”).

Nevada State Plan Amendment ("SPA")

CMS initially approved an SPA in Nevada in August, 2014 and this SPA has been approved for additional state fiscal years, including the 2023 fiscal year covering the period of July 1, 2022 through June 30, 2023. CMS approval for the 2024 fiscal year, which is still pending, is expected to occur.

In connection with this program, included in our financial results was approximately $25 million and $21 million during 2023 and 2022, respectively. We estimate that our reimbursements pursuant to this program will approximate $21 million during 2024.

South Carolina DSH:

One of our facilities located in South Carolina received additional reimbursement from the state’s DSH fund. However, the South Carolina HAWQ Program, as described above, ended our DSH payment eligibility in the South Carolina DSH program during 2023. In connection with this DSH program, included in our financial results was approximately $6 million during 2022.

Future changes to these terms and conditions could materially reduce our net benefit derived from the programs which could have a material adverse impact on our future consolidated results of operations. In addition, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our future consolidated results of operations. As described below in 2019 Novel Coronavirus Disease Medicare and Medicaid Payment Related Legislation, a 6.2% increase to the Medicaid Federal Matching Assistance Percentage (“FMAP”) was included in the Families First Coronavirus Response Act. The Consolidated Appropriations Act of 2023 (“CAA of 2023”) provided for the transitional reduction of the 6.2% enhanced FMAP during 2023 to 5.0% during the second quarter, 2.5% during the third quarter and 1.5% during the fourth quarter of 2023. The impact of the enhanced FMAP Medicaid supplemental and DSH payments are reflected in our financial results for the years ended December 31, 2023 and 2022.

Risk Factors Related To State Supplemental Medicaid Payments:

As outlined above, we receive substantial reimbursement from multiple states in connection with various supplemental Medicaid payment programs. Failure to renew these programs beyond their scheduled termination dates, failure of the public hospitals to provide the necessary IGTs for the states’ share of the DSH programs, failure of our hospitals that currently receive supplemental Medicaid revenues to qualify for future funds under these programs, or reductions in reimbursements, could cause our estimates to differ by material amounts which could have a material adverse effect on our future results of operations.

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

We receive Medicaid SDP payments from managed care organizations (“MCO’s”) authorized by CMS under 42 CFR §438.6 (c). Consistent with capitated rates paid by Medicaid state agencies to MCO’s for managing Medicaid beneficiary lives under a risk-based arrangement, SDP program related capitated rates must also be developed by the state in accordance with actuarial soundness standards noted at 42 CFR §438.4 and non-compliance could result in a reduction to SDP payment levels.

We incur Provider Taxes imposed by states in the form of a licensing fee, assessment or other mandatory payment which are related to: (i) healthcare items or services; (ii) the provision of, or the authority to provide, the health care items or services, or; (iii) the payment for the health care items or services that are used by respective states to finance the non-federal share of SDP’s (or other Medicaid supplemental payment programs). Such Provider Taxes are subject to various federal regulations that limit the scope and amount of the taxes that can be levied by states in order to secure federal matching funds as part of their respective state Medicaid supplemental payment programs. States are subject to CMS both concurrent and retrospective review for their compliance with the applicable Provider Tax regulations and related federal statute. If CMS determines Provider Taxes used by a state Medicaid program to finance the non-federal share of a SDP (or other Medicaid supplemental payment programs) are not in compliance with the applicable Provider Tax regulations and related federal statute, Company SDP payments (and other Medicaid supplemental payments) could be subject to recoupment by the respective state agency when non-compliance is determined by CMS to exist.

We believe that the SDP (and other state supplemental payment) programs are designed by each state to be in full compliance with the applicable federal regulations and federal statutes. However, we are unable to provide assurance CMS will determine on a retroactive basis that a state’s SDP (or other Medicaid supplemental payment program) design and Medicaid financing structures is in full compliance with the applicable federal regulations and federal statute(s).

On April 27, 2023, CMS released two proposed rules addressing access, quality and payment in Medicaid, Children's Health Insurance Program ("CHIP"), and Medicaid/CHIP Managed Care plans. Together, the Access NPRM and Managed Care NPRM (“Managed Care Rule”) include new and updated proposed requirements for states and managed care plans that would establish consistent access standards, and a standardized approach to transparently review and assess Medicaid payment rates across states. The Managed Care Rule also proposes standards to allow enrollees to easily compare plans based on quality and access to providers through the state’s website.

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

Medicaid Federal DSH Allotment:

Although the implementation has been delayed several times, the Legislation (as amended by subsequent federal legislation) requires annual aggregate reductions in federal Medicaid DSH allotment from FFY 2024 through FFY 2027. Commencing in federal fiscal year 2024, and continuing through 2027, DSH payments are scheduled to be reduced by $8 billion annually. The most recent CR (H.R. 2872) enacted into law on January 17, 2024, funds four appropriations bills through March 1, 2024, and eight appropriations bills through March 8, 2024. This CR also delayed the aforementioned Medicaid Disproportionate Share Hospital cuts through March 8, 2024.

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

The Legislation required HHS to implement a value-based purchasing program for inpatient hospital services which became effective on October 1, 2012. The Legislation requires HHS to reduce inpatient hospital payments for all discharges by 2% in FFY 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions. As part of the FFY 2022 IPPS final rule and FFY 2023 final rule, as discussed above, and as a result of the COVID-19 pandemic, CMS has implemented a budget neutral payment policy to fully offset the 2% VBP withhold during each of FFY 2022 and FFY 2023. In FFY 2024, as part of the FFY 2024 IPPS final rule, CMS removed the budget neutral policy that was in place in FFY 2022 and FFY 2023.

Hospital Acquired Conditions:

The Legislation prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat hospital acquired conditions (“HAC”). Beginning in FFY 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. As part of the FFY 2023 final rule discussed above, and as a result of the on-going COVID-19 pandemic, CMS will suppress all six measures in the HAC Reduction Program for the FY 2023 program year and eliminate the HAC reduction program’s one percent payment penalty. In FFY 2024, as part of the FFY 2024 IPPS final rule, CMS eliminated the suppression of the applicable HAC measures and as a result reinstated the HAC reduction program.

Readmission Reduction Program:

In the Legislation, Congress also mandated implementation of the hospital readmission reduction program (“HRRP”). Hospitals with excessive readmissions for conditions designated by HHS will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard. The HRRP currently assesses penalties on hospitals having excess readmission rates for heart failure, myocardial infarction, pneumonia, acute exacerbation of chronic obstructive pulmonary disease ("COPD") and elective total hip arthroplasty ("THA") and/or total knee arthroplasty ("TKA"), excluding planned readmissions, when compared to expected rates. In the fiscal year 2015 IPPS final rule, CMS added readmissions for coronary artery bypass graft ("CABG") surgical procedures beginning in fiscal year 2017. To account for excess readmissions, an applicable hospital's base operating DRG payment amount is adjusted for each discharge occurring during the fiscal year. Readmissions payment adjustment factors can be no more than a 3 percent reduction. As part of the FFY 2023 IPPS final rule discussed above, CMS will modify all of the condition-specific readmission measures to include an adjustment for patient history of COVID-19 for FFY 2024.

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

2019 Novel Coronavirus Disease Medicare and Medicaid Payment Related Legislation

In response to the growing threat of COVID-19, on March 13, 2020 a national emergency was declared. The declaration empowered the HHS Secretary to waive certain Medicare, Medicaid and CHIP program requirements and Medicare conditions of participation under Section 1135 of the Social Security Act. Having been granted this authority by HHS, CMS issued a broad range of blanket waivers, which eased certain requirements for impacted providers, including: (i) Waivers and Flexibilities for hospitals and other healthcare facilities including those for physical environment requirements and certain Emergency Medical Treatment & Labor Act provisions; (ii) Provider Enrollment Flexibilities; (iii) Flexibility and Relief for State Medicaid Programs including those under section 1135 Waivers, and; (iv) Suspension of Certain Enforcement Activities.

In addition to the national emergency declaration, various forms of legislation were enacted intended to support state and local authority responses to COVID-19 as well as provide fiscal support to businesses, individuals, financial markets, hospitals and other healthcare providers.

Some of the financial support included in the various legislative actions include:

Medicaid FMAP Enhancement

•
The FMAP was increased by 6.2% retroactive to the federal fiscal quarter beginning January 1, 2020 and each subsequent federal fiscal quarter for all states and U.S. territories during the declared public health emergency through December 31, 2022, in accordance with specified conditions. The CAA of 2023, signed into law on December 29, 2022, provided for the transitional reduction of the 6.2% enhanced FMAP during 2023 to 5.0% during the second quarter, 2.5% during the third quarter and 1.5% during the fourth quarter of 2023.
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

Public Health Emergency Declaration

•
Up to its expiration on May 11, 2023, the PHE provided for certain Medicare payment provisions that were contingent on the PHE including the twenty percent (20%) Medicare add-on for inpatient hospital COVID-19 patients noted below.

Reimburse hospitals at Medicare rates for uncompensated COVID-19 care for the uninsured

•
Our financial results for 2023 included no revenues recorded in connection with the COVID-19 uninsured program while our financial results for 2022 included revenues of approximately $22 million.
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
•
Our financial results for 2023 included no revenues recorded in connection with the Medicare sequestration relief program while our financial results for 2022 included revenues of approximately $17 million.

Medicare add-on for inpatient hospital COVID-19 patients

•
Increases the payment that would otherwise be made to a hospital for treating a Medicare patient admitted with COVID-19 by twenty percent (20%) for the duration of the COVID-19 public health emergency.
•
Included in our financial results were revenues recorded in connection with the COVID-19 add-on program amounting to approximately $6 million during 2023 and $30 million during 2022. These payments were intended to offset the increased expenses associated with the treatment of Medicare COVID-19 patients.

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

Other Operating Results

Interest Expense

As reflected on the schedule below, interest expense was $207 million during 2023 and $127 million during 2022 (amounts in thousands):

	2023	2022
Revolving credit & demand notes (a.)	$23,139	$9,791
Tranche A term loan facility (a.)	155,673	68,782
$800 million, 2.65% Senior Notes due 2030 (b.)	21,426	21,426
$700 million, 1.65% Senior Notes due 2026 (c.)	11,725	11,725
$500 million, 2.65% Senior Notes due 2032 (d.)	13,380	13,380
Accounts receivable securitization program (e.)	—	39
Subtotal - revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	225,343	125,143
Amortization of financing fees	5,035	4,903
Other combined interest expense	1,290	5,844
Capitalized interest on major projects	(24,422)	(8,623)
Interest income	(572)	(378)
Interest expense, net	$206,674	$126,889
(a.)
As of December 31, 2023, our credit agreement dated November 15, 2010, as amended, provided for the following:
•
a $1.2 billion aggregate amount revolving credit facility that is scheduled to mature in August, 2026 (which, as of December 31, 2023, had $701 million of aggregate available borrowing capacity net of $496 million of outstanding borrowings and $3 million of letters of credit), and;
•
a tranche A term loan facility with $2.26 billion of outstanding borrowings as of December 31, 2023 (including the $700 million increase that occurred in June, 2022).
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

Interest expense increased by $80 million during 2023 to $207 million as compared to $127 million during 2022. The increase was primarily due to: (i) a net $102 million increase in aggregate interest expense on our revolving credit, demand notes, senior notes, term loan facilities and accounts receivable securitization program, resulting from an increase in our aggregate average cost of borrowings pursuant to these facilities (4.8% during 2023 as compared to 2.8% during 2022), as well as an increase in the aggregate average outstanding borrowings ($4.63 billion during 2023 as compared to $4.40 billion during 2022), partially offset by; (ii) a net $22 million decrease in other combined interest expenses, including a $16 million increase in capitalized interest on major projects.

The average effective interest rate, including amortization of deferred financing costs, original issue discount and designated interest rate swap expense/income, on borrowings outstanding under our revolving credit, demand notes, senior notes, term loan A facility and accounts receivable securitization program, which amounted to approximately $4.63 billion during 2023 and $4.40 billion during 2022, were 4.9% during 2023 and 2.9% during 2022.

Provision for Asset Impairments

Our financial statements for the year ended December 31, 2022, include a pre-tax provision for asset impairment of approximately $58 million, which is included in other operating expenses on the accompanying consolidated statements of income, to write-down the asset value of Desert Springs Hospital Medical Center, a 282-bed acute care hospital located in Las Vegas, Nevada. In early 2023, as a result of various competitive pressures and operational challenges experienced in the market, which had a significant unfavorable impact on the hospital's results of operations during the past year, as well as physical plant constraints and limitations resulting from the advanced age of the facility (which opened in 1971), we announced plans to discontinue all inpatient operations by March of 2023. For a period of time, we plan to continue providing emergency department services within a portion of the existing facility while we construct a new free-standing emergency department on the hospital's campus. The provision for asset impairment reduced the asset values of the facility's real estate and equipment to their estimated fair values.

During 2021, in connection with the discontinuation of a certain module of a new clinical/financial information technology application under development, our financial results included a pre-tax provision for asset impairment of approximately $14 million to write-off the applicable portion of the capitalized costs incurred and is included in other operating expenses on the accompanying consolidated statements of income.

Provision for Income Taxes and Effective Tax Rates

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for each of the years ended December 31, 2023 and 2022 (dollar amounts in thousands):

	2023	2022
Provision for income taxes	$221,119	$209,278
Income before income taxes	940,426	866,260
Effective tax rate	23.5%	24.2%

The provision for income taxes increased $12 million during 2023, as compared to 2022, due primarily to the income tax provision recorded in connection with the $54 million increase in pre-tax income ($74 million increase in income before income taxes partially offset by a $20 million increase in net income attributable to noncontrolling interests).

Due to recent guidance and enacted laws surrounding the global 15% minimum tax rate that will be effective after 2024 from the Organization for Economic Co-operation and Development ("OECD") as well as jurisdictions that we operate in, we anticipate adverse effects to our provision for income taxes as well as cash taxes. We do not expect these adverse effects to be material and will continue to monitor changes in tax policies and laws issued by the OECD and jurisdictions that we operate in.

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

Inflation — See disclosure above in Results of Operations-Clinical Staffing, Physician Related Expenses and Effects of Inflation.

Liquidity

Year ended December 31, 2023 as compared to December 31, 2022:

Net cash provided by operating activities

Net cash provided by operating activities was $1.268 billion during 2023 as compared to $996 million during 2022. The net increase of $272 million was primarily attributable to the following:

•
a favorable change of $114 million from other working capital accounts due primarily to the timing of disbursements for accrued compensation and certain other accrued liabilities;
•
a favorable change of $76 million in accounts receivable;
•
a favorable change of $29 million in other assets and deferred charges, and;
•
$53 million of other combined net favorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the year. The result is divided into the accounts receivable balance at the end of the year. Our DSO were 57 days at December 31, 2023 and 55 days at December 31, 2022.

Net cash used in investing activities

Net cash used in investing activities was $763 million during 2023 and $647 million during 2022.

2023:

The $763 million of net cash used in investing activities during 2023 consisted of:

•
$743 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;
•
$41 million paid in connection with net cash outflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates;
•
$24 million of proceeds received from sales of assets and businesses, and;

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

Net cash used in financing activities

Net cash used in financing activities was $494 million during 2023 and $318 million during 2022.

2023:

The $494 million of net cash used in financing activities during 2023 consisted of the following:

•
generated $185 million of proceeds from additional borrowings pursuant to our revolving credit facility;
•
spent $547 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our stock repurchase program ($524 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($23 million);
•
spent $85 million on net repayment of debt as follows: (i) $79 million related to our tranche A term loan facility, and; (ii) $6 million related to other debt facilities;
•
spent $55 million to pay quarterly cash dividends of $.20 per share;
•
generated $14 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans;
•
spent $7 million to pay profit distributions related to noncontrolling interests in majority owned businesses, and;
•
received $3 million for the purchase of minority ownership interests in majority owned businesses.

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

2024 Expected Capital Expenditures:

During 2024, we expect to spend approximately $850 million to $1.000 billion on capital expenditures which includes expenditures for capital equipment, construction of new facilities, and renovations and expansions at existing hospitals. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

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

As of December 31, 2023, our Credit Agreement provided for the following:

•
a $1.2 billion aggregate amount revolving credit facility that is scheduled to mature in August, 2026 (which, as of December 31, 2023, had $701 million of aggregate available borrowing capacity net of $496 million of outstanding borrowings and $3 million of letters of credit), and;
•
a tranche A term loan facility with $2.26 billion of outstanding borrowings as of December 31, 2023.

The tranche A term loan facility provides for installment payments of $30.0 million per quarter through June, 2026. The unpaid principal balance at June 30, 2026 is payable on the August 24, 2026 scheduled maturity date of the Credit Agreement.

Revolving credit and tranche A term loan borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month term SOFR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month term SOFR rate plus 0.1% (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625%. As of December 31, 2023, the applicable margins were 0.50% for ABR-based loans and 1.50% for SOFR-based loans under the revolving credit and term loan A facilities. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, if sold to a receivables facility pursuant to the Credit Agreement, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens, indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of December 31, 2023 and 2022.

The average amounts outstanding under our Credit Agreement were $2.629 billion during 2023, $2.396 billion during 2022 and $2.214 billion during 2021. The average effective interest rate on borrowings under our Credit Agreement, including amortization of deferred financing costs, were 6.80% during 2023, 3.33% during 2022 and 1.69% during 2021.

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

As of December 31, 2023, we had combined aggregate principal of $2.0 billion from the following senior secured notes:

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

As discussed in Note 9 to the Consolidated Financial Statements-Relationship with Universal Health Realty Income Trust and Other Related Party Transactions, on December 31, 2021, we (through wholly-owned subsidiaries of ours) entered into an asset purchase and sale agreement with Universal Health Realty Income Trust (the “Trust”). Pursuant to the terms of the agreement, which was amended during the first quarter of 2022, we, among other things, transferred to the Trust, the real estate assets of Aiken Regional Medical Center (“Aiken”) and Canyon Creek Behavioral Health (“Canyon Creek”). In connection with this transaction, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases, as amended, (with the Trust as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. As a result of our purchase option within the Aiken and Canyon Creek lease agreements, this asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust are recorded to interest expense and as a reduction of the outstanding financial liability, and the amount allocated to interest expense is determined based upon our incremental borrowing rate and the outstanding financial liability. In connection with this transaction, our consolidated balance sheets at December 31, 2023 and December 31, 2022 reflect financial liabilities, which are included in debt, of approximately $77 million and $81 million, respectively.

At December 31, 2023, the carrying value and fair value of our debt were approximately $4.9 billion and $4.6 billion, respectively. At December 31, 2022, the carrying value and fair value of our debt were approximately $4.8 billion and $4.4 billion, respectively. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was approximately 44% at December 31, 2023 and 45% at December 31, 2022.

We expect to finance all capital expenditures and acquisitions and pay dividends and potentially repurchase shares of our common stock utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing revolving credit facility, which had $701 million of available borrowing capacity as of December 31, 2023, or through refinancing the existing Credit Agreement; (ii) the issuance of other short-term and/or long-term debt, and/or; (iii) the issuance of equity. We believe that our operating cash flows, cash and cash equivalents, available commitments under existing agreements, as well as access to the capital markets, provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months. However, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Supplemental Guarantor Financial Information

As of December 31, 2023, we had combined aggregate principal of $2.0 billion from The Notes:

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

The summarized balance sheet information for the consolidated obligor group of debt issued by Universal Health Services, Inc. is presented in the table below:

(in thousands)	December 31, 2023	December 31, 2022
Current assets	$2,292,716	$2,062,900
Noncurrent assets (1)	$8,876,623	$8,773,036
Current liabilities	$1,786,642	$1,686,005
Noncurrent liabilities	$5,728,371	$5,587,141
Due to non-guarantors	$913,481	$942,731
(1) Includes goodwill of $3,267 million and $3,273 million as of December 31, 2023 and 2022, respectively.

The summarized results of operations information for the consolidated obligor group of debt issued by Universal Health Services, Inc. is presented in the table below:

	Twelve Months Ended	Twelve Months Ended
(in thousands)	December 31, 2023	December 31, 2022
Net revenues	$11,454,260	$10,853,259
Operating charges	10,416,176	9,947,778
Interest expense, net	277,521	193,486
Other (income) expense, net	24,996	7,487
Net income	$556,423	$532,047

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2023 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $189 million consisting of: (i) $170 million related to our self-insurance programs, and; (ii) $19 million of other debt and public utility guarantees.

Obligations under operating leases for real property, real property master leases and equipment amount to $915 million as of December 31, 2023. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income. We sublease space in these buildings and any amounts received from these subleases are offset against the expense. In addition, we lease certain hospital facilities from Universal Health Realty Trust (the “Trust”) with terms scheduled to expire in 2026, 2033 and 2040. These leases contain various renewal options, as disclosed in Note 9 to the Consolidated Financial Statements-Relationship with Universal Health Realty Income Trust and Other Related Party Transactions. We also lease two free-standing emergency departments and space in certain medical office buildings which are owned by the Trust. In addition, we lease the real property of certain other facilities from non-related parties as indicated in Item 2. Properties, as included herein.

The following represents the scheduled maturities of our contractual obligations as of December 31, 2023:

	Payments Due by Period (dollars in thousands)
		Less than	2-3	4-5	After
	Total	1 year	years	years	5 years
Long-term debt obligations (a)	$4,912,469	$126,686	$3,339,067	$14,942	$1,431,774
Estimated future interest payments on debt outstanding as of December 31, 2023 (b)	913,689	261,671	416,509	81,515	153,994
Construction commitments (c)	98,601	54,327	44,274	0	0
Purchase and other obligations (d)	327,380	75,678	100,288	78,144	73,270
Operating leases (e)	914,913	84,621	146,211	88,333	595,748
Estimated future payments for defined benefit pension plan, and other retirement plan (f)	165,073	22,675	13,983	15,427	112,988
Health and dental unpaid claims (g)	109,803	109,803	0	0	0
Total contractual cash obligations	$7,441,928	$735,461	$4,060,332	$278,361	$2,367,774

(a)
Reflects debt outstanding, after unamortized financing costs, as of December 31, 2023 as discussed in Note 4 to the Consolidated Financial Statements.
(b)
Assumes that all debt outstanding as of December 31, 2023, including borrowings under our Credit Agreement, remain outstanding until the final maturity of the debt agreements at the same interest rates (some of which are floating) which were in effect as of December 31, 2023. We have the right to repay borrowings upon short notice and without penalty, pursuant to the terms of the Credit Agreement.
(c)
Our share of the estimated construction cost of two behavioral health care facilities scheduled to be completed in 2025 that, subject to approval of certain regulatory conditions, we are required to build pursuant to joint-venture agreements with third parties. In addition, we had various other projects under construction as of December 31, 2023. Because we can terminate substantially all of the construction contracts related to the various other projects at any time without paying a termination fee, these costs are excluded from the table above.
(d)
Consists of: (i) $65 million related to long-term contracts with third-parties consisting primarily of certain revenue cycle data processing services for our acute care facilities; (ii) $188 million related to the future expected costs to be paid to a third-party vendor in connection with the ongoing operation of an electronic health records application and purchase and implementation of a revenue cycle and other applications for our facilities; (iii) $4 million for other software applications, and; (iv) $70 million in healthcare infrastructure in Washington D.C. in connection with various agreements with the District of Columbia, as discussed below.
(e)
Reflects our future minimum operating lease payment obligations related to our operating lease agreements outstanding as of December 31, 2023 as discussed in Note 7 to the Consolidated Financial Statements. Some of the lease agreements provide us with the option to renew the lease and our future lease obligations would change if we exercised these renewal options. In connection with these operating lease commitments, our consolidated balance sheet as of December 31, 2023 includes right of use assets amounting to $455 million and aggregate operating lease liabilities of $454 million ($72 million included in current liabilities and $383 million included in noncurrent liabilities).
(f)
Consists of $139 million of estimated future payments related to our non-contributory, defined benefit pension plan (estimated through 2080), as disclosed in Note 8 to the Consolidated Financial Statements, and $26 million of estimated future payments related to other retirement plan liabilities ($22 million of liabilities recorded in other non-current liabilities as of December 31, 2023 in connection with these retirement plans).
(g)
Consists of accrued and unpaid estimated claims expense incurred in connection with our commercial health insurers and self-insured employee benefit plans.

As of December 31, 2023, the total net accrual for our professional and general liability claims was $431 million, of which $70 million is included in other current liabilities and $361 million is included in other non-current liabilities. We exclude the $431 million for professional and general liability claims from the contractual obligations table because there are no significant contractual obligations associated with these liabilities and because of the uncertainty of the dollar amounts to be ultimately paid as well as the timing of such payments. Please see Self-Insured/Other Insurance Risks above for additional disclosure related to our professional and general liability claims and reserves.

During 2020, we entered into various agreements with the District of Columbia (the “District”) related to the development, leasing and operation of an acute care hospital and certain other facilities/structures on land owned by the District (“District Facilities”). The agreements contemplate that we will serve as manager for development and construction of the District Facilities on behalf of the District, with a projected aggregate cost of approximately $439 million, approximately $210 million of which was incurred as of December 31, 2023, which is being entirely funded by the District. Construction of the District Facilities is expected to be completed during 2025. Upon completion of the District Facilities, we will lease the District Facilities for a nominal rental amount for a period of 75 years and are obligated to operate the District Facilities during the lease term. We have certain lease termination rights in connection with the District Facilities beginning on the tenth anniversary of the lease commencement date for various and decreasing amounts as provided for in the agreements. Additionally, any time after the 10th anniversary of the lease term, we have a right to purchase the District Facilities for a price equal to the greater of fair market value of the District Facilities or the amount necessary to defease the bonds issued by the District to fund the construction of the District Facilities. The lease agreement also entitles the District to participation rent should certain specified earnings before interest, taxes, depreciation and amortization thresholds be achieved by the acute care hospital. Additionally, we have committed to expend no less than $75 million, over a projected 12-year period, in healthcare infrastructure including expenditures related to the District Facilities as well as other healthcare related expenditures in certain specified areas of Washington, D.C. This financial commitment is included in “Purchase and other obligations” as reflected on the contractual obligations table above. Pursuant to the agreements, the District is entitled to certain termination fees and other amounts as specified in the agreements in the event we, within certain specified periods of time, cease to operate the acute care hospital or there is a transfer of control of us or our subsidiary operating the hospital.

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

The table below presents information about our long-term financial instruments that are sensitive to changes in interest rates as of December 31, 2023. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by contractual maturity dates.

Maturity Date, Fiscal Year Ending December 31

(dollar amounts in thousands)

	2024	2025	2026	2027	2028	Thereafter	Total
Long-term debt:
Fixed rate:
Debt	$6,686	$6,345	$702,847	$7,191	$7,751	$1,431,774	$2,162,594
Average interest rates	2.4%	2.4%	2.4%	2.8%	2.8%	3.2%	2.7%
Variable rate:
Debt	$120,000	$120,000	2,509,875	0	0	0	$2,749,875
Average interest rates	7.0%	7.0%	7.0%	0.0%	0.0%	0.0%	7.0%
Interest rate swaps:
Notional amount
Average interest rates

As calculated based upon our variable rate debt outstanding as of December 31, 2023 that is subject to interest rate fluctuations, each 1% change in interest rates would impact our pre-tax income by approximately $27 million.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures.

As of December 31, 2023, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934, as amended, and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2023, based on criteria in Internal Control—Integrated Framework (2013), issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in its report which appears herein.

ITEM 9B Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended December 31, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C Disclosure Regarding Foreign Jurisdictions that Prevent Inspections. Other Information

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023. See also “Executive Officers of the Registrant” appearing in Item 1 hereof.

ITEM 11. Executive Compensation

There is hereby incorporated by reference the information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023.

ITEM 14. Principal Accountant Fees and Services.

There is hereby incorporated by reference the information to appear under the caption “Relationship with Independent Auditors” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023.

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

4.8

First Supplemental Indenture, dated as of June 23, 2022, among the Company, the Subsidiary Guarantors party thereto, U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, and

No.	Description

JPMorgan Chase Bank, N.A., as collateral agent, to the indenture, dated as of August 24, 2021, previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 27, 2022, is incorporated herein by reference.

4.9

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

4.10

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

10.1

Agreement, dated December 7, 2023, to renew Advisory Agreement dated as of December 24, 1986, and amended and restated effective as of January 1, 2019 between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

10.11*	Form of Stock Option Agreement, previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated June 8, 2005, is incorporated herein by reference.

No.	Description
10.12*	Form of Stock Option Agreement for Non-Employee Directors, previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 3, 2005, is incorporated herein by reference.

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

No.	Description
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

10.46*

Universal Health Services, Inc. 2020 Omnibus Stock and Incentive Plan, previously filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-238880) dated June 2, 2020, is incorporated herein by reference.

10.47*

Form of Stock Option Award Agreement under the Universal Health Services, Inc. 2020 Omnibus Stock and Incentive Plan, previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2020, is incorporated herein by reference.

No.	Description

10.48*

Form of Restricted Stock Award Agreement under the Universal Health Services, Inc. 2020 Omnibus Stock and Incentive Plan, previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2020, is incorporated herein by reference.

10.49*

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

No.	Description
10.59*	Universal Health Services, Inc. 2022 Executive Incentive Plan, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 23, 2022, is incorporated herein by reference.

10.60*

Universal Health Services, Inc. Amended and Restated 2020 Omnibus Stock and Incentive Plan, previously filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-265495) dated June 9, 2022, is incorporated herein by reference.

10.61*

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

10.66*

Employment Agreement between Universal Health Services, Inc. and Edward Sim dated October 18, 2022 previously filed as Exhibit 10.66 to the Company’s Annual Report on Form 10-K dated February 27, 2023, is incorporated herein by reference.

11	Statement regarding computation of per share earnings is set forth in Note 1 of the Notes to the Consolidated Financial Statements.

21	Subsidiaries of Registrant.

22.1	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm-PricewaterhouseCoopers LLP.

31.1	Certification from the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification from the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification from the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification from the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Universal Health Services, Inc. Clawback Policy.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

No.	Description
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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
Marc D. Miller Chief Executive Officer February 27, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ALAN B. MILLER Alan B. Miller	Executive Chairman of the Board	February 27, 2024

/s/ MARC D. MILLER Marc D. Miller	Director, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2024

/s/ NINA CHEN-LANGENMAYR	Director	February 27, 2024
Nina Chen-Langenmayr

/s/ EILEEN C. MCDONNELL Eileen C. McDonnell	Director	February 27, 2024

/s/ WARREN J. NIMETZ Warren J. Nimetz	Director	February 27, 2024

/s/ MARIA SINGER Maria Singer	Director	February 27, 2024

/s/ ELLIOTT J. SUSSMAN M.D. Elliot J. Sussman M.D.	Director	February 27, 2024

/s/ STEVE FILTON Steve Filton	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 27, 2024

UNIVERSAL HEALTH SERVICES, INC.

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Universal Health Services, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Universal Health Services, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of accounts receivable

As described in Notes 1, 10 and 12 to the consolidated financial statements, the Company reports net patient service revenue at the estimated net realizable amounts from patients and third-party payers and others for services rendered. The Company has agreements with third-party payers that provide for payments to the Company at amounts different from established rates. Payment arrangements include rates per discharge, reimbursed costs, discounted charges and per diem payments. Estimates of contractual allowances, which represent explicit price concessions, under managed care plans are based upon the payment terms specified in the related contractual agreements. Management estimates Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. Management monitors the historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to assure that provisions are made using the most accurate information available. In addition to explicit price concessions, management estimates revenue adjustments for implicit price concessions based on general factors such as payer mix, the aging of the receivables and historical collection experience. Management routinely reviews accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectability of the patient accounts and make adjustments to the allowances as warranted. As of December 31, 2023, the net accounts receivable balance was $2.2 billion.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of accounts receivable, including controls over management’s valuation approach, assumptions and data used to estimate the explicit and implicit price concessions. These procedures also included, among others, (i) testing management’s process for developing the estimate for price concessions, as well as the relevance of the historical billing and collection data as an input to the valuation approach; (ii) testing the accuracy of a sample of revenue transactions and a sample of cash collections from the historical billing data and historical collection data used in management’s estimation of price concessions; (iii) evaluating the historical accuracy of management’s process for developing the estimate of the amount which will ultimately be collected by comparing actual cash collections to the previously recorded net accounts receivable balance; and (iv) developing an independent expectation of the net accounts receivable balance. Developing an independent expectation involved calculating the percentage of cash collections as compared to the recorded net accounts receivable balance as of the end of the prior year, applying those calculated percentages to the recorded accounts receivable balance as of December 31, 2023, and comparing the calculated balance to management’s estimate of the net accounts receivable balance.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 27, 2024

We have served as the Company’s auditor since 2007.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except per share data)
Net revenues	$14,281,976	$13,399,370	$12,642,117
Operating charges:
Salaries, wages and benefits	7,107,484	6,762,256	6,163,944
Other operating expenses	3,757,216	3,445,733	3,035,869
Supplies expense	1,532,828	1,474,339	1,427,134
Depreciation and amortization	568,041	581,861	533,213
Lease and rental expense	141,026	131,626	118,863
	13,106,595	12,395,815	11,279,023
Income from operations	1,175,381	1,003,555	1,363,094
Interest expense, net	206,674	126,889	83,672
Other (income) expense, net	28,281	10,406	(13,891)
Income before income taxes	940,426	866,260	1,293,313
Provision for income taxes	221,119	209,278	305,681
Net income	719,307	656,982	987,632
Less: Net income (loss) attributable to noncontrolling interests	1,512	(18,627)	(3,958)
Net income attributable to UHS	$717,795	$675,609	$991,590
Basic earnings per share attributable to UHS	$10.35	$9.23	$11.99
Diluted earnings per share attributable to UHS	$10.23	$9.14	$11.82
Weighted average number of common shares—basic	69,321	73,118	82,519
Add: Other share equivalents	804	714	1,173
Weighted average number of common shares and equivalents—diluted	70,125	73,832	83,692

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021
	(Dollar amounts in thousands)
Net income	$719,307	$656,982	$987,632
Other comprehensive income (loss):
Minimum pension liability	4,166	(2,869)	1,427
Foreign currency translation adjustment	15,271	(37,310)	(20,743)
Other comprehensive income before tax	19,437	(40,179)	(19,316)
Income tax expense related to items of other comprehensive income	480	(220)	(1,487)
Total other comprehensive income (loss), net of tax	18,957	(39,959)	(17,829)
Comprehensive income	738,264	617,023	969,803
Less: Comprehensive loss (income) attributable to noncontrolling interests	1,512	(18,627)	(3,958)
Comprehensive income attributable to UHS	$736,752	$635,650	$973,761

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(Dollar amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$119,439	$102,818
Accounts receivable, net	2,238,265	2,017,722
Supplies	216,988	218,517
Other current assets	236,658	198,283
Total current assets	2,811,350	2,537,340
Property and Equipment
Land	737,226	727,313
Buildings and improvements	7,139,980	6,756,228
Equipment	3,066,339	2,936,992
Property under finance lease	101,318	102,494
	11,044,863	10,523,027
Accumulated depreciation	(5,652,518)	(5,167,394)
	5,392,345	5,355,633
Construction-in-progress	732,184	562,825
	6,124,529	5,918,458
Other assets:
Goodwill	3,932,407	3,909,456
Deferred income taxes	85,626	68,397
Right of use assets-operating leases	433,962	454,650
Deferred charges	6,974	6,264
Other	572,754	599,623
	5,031,723	5,038,390
Total Assets	$13,967,602	$13,494,188
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$126,686	$81,447
Accounts payable	613,974	636,601
Accrued liabilities
Compensation and related benefits	549,470	470,858
Interest	17,436	16,243
Taxes other than income	154,186	110,889
Operating lease liabilities	71,600	67,776
Medicare accelerated payments and deferred CARES Act and other grants	5,375	2,397
Other	472,574	523,600
Current federal and state income taxes	2,046	4,608
Total current liabilities	2,013,347	1,914,419

Other noncurrent liabilities	584,007	487,669
Operating lease liabilities noncurrent	382,559	395,522
Long-term debt	4,785,783	4,726,533
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	5,191	4,695
Equity:
Class A Common Stock, voting, $.01 par value; authorized 12,000,000 shares: issued and outstanding 6,577,100 shares in 2023 and 6,577,100 shares in 2022	66	66
Class B Common Stock, limited voting, $.01 par value; authorized 150,000,000 shares: issued and outstanding 59,930,083 shares in 2023 and 63,375,992 shares in 2022	599	637
Class C Common Stock, voting, $.01 par value; authorized 1,200,000 shares: issued and outstanding 661,688 shares in 2023 and 661,688 shares in 2022	7	7
Class D Common Stock, limited voting, $.01 par value; authorized 5,000,000 shares: issued and outstanding 12,962 shares in 2023 and 14,170 shares in 2022	0	0
Cumulative dividends	(659,890)	(604,127)
Retained earnings	6,798,930	6,533,667
Accumulated other comprehensive income	9,289	(9,668)
Universal Health Services, Inc. common stockholders’ equity	6,149,001	5,920,582
Noncontrolling interest	47,714	44,768
Total Equity	6,196,715	5,965,350
Total Liabilities and Stockholders’ Equity	$13,967,602	$13,494,188
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2023, 2022 and 2021

(in thousands)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2021	$4,569	$66	$778	$7	$0	$(479,503)	$6,747,678	$48,120	$6,317,146	$84,821	$6,401,967
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	5	—	—	—	13,369	—	13,374	—	13,374
Repurchased	—	—	(85)	—	—	—	(1,220,790)	—	(1,220,875)	—	(1,220,875)
Restricted share-based compensation expense	—	—	—	—	—	—	12,936	—	12,936	—	12,936
Dividends paid	—	—	—	—	—	(65,984)	—	—	(65,984)	—	(65,984)
Stock option expense	—	—	—	—	—	—	59,306	—	59,306	—	59,306
Distributions to noncontrolling interests	(202)	—	—	—	—	—	—	—	—	(6,878)	(6,878)
Purchase of ownership interests by minority members	—	—	—	—	—	—	—	—	—	13,909	13,909
Other	—	—	—	—	—	—	—	—	—	16,247	16,247
Comprehensive income:
Net income to UHS / noncontrolling interests	752	—	—	—	—	—	991,590	—	991,590	(4,710)	986,880
Foreign currency translation adjustments (net of income tax effect of $749)	—	—	—	—	—	—	—	(18,914)	(18,914)	—	(18,914)
Minimum pension liability (net of income tax effect of $1,071)	—	—	—	—	—	—	—	1,085	1,085	—	1,085
Subtotal - comprehensive income	752	—	—	—	—	—	991,590	(17,829)	973,761	(4,710)	969,051
Balance, December 31, 2021	$5,119	$66	$698	$7	$—	$(545,487)	$6,604,089	$30,291	$6,089,664	$103,389	$6,193,053

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Years Ended December 31, 2023, 2022 and 2021

(in thousands)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2022	$5,119	$66	$698	$7	$—	$(545,487)	$6,604,089	$30,291	$6,089,664	$103,389	$6,193,053
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	11	—	—	—	14,196	—	14,207	—	14,207
Repurchased	—	—	(72)	—	—	—	(832,846)	—	(832,918)	—	(832,918)
Restricted share-based compensation expense	—	—	—	—	—	—	17,649	—	17,649	—	17,649
Dividends paid	—	—	—	—	—	(58,640)	—	—	(58,640)	—	(58,640)
Stock option expense	—	—	—	—	—	—	66,244	—	66,244	—	66,244
Acquisition of noncontrolling interest in majority owned business	—	—	—	—	—	—	(11,274)	—	(11,274)	(37,608)	(48,882)
Distributions to noncontrolling interests	(650)	—	—	—	—	—	—	—	—	(4,741)	(4,741)
Purchase of ownership interests by minority members	—	—	—	—	—	—	—	—	—	2,581	2,581
Comprehensive income:
Net income to UHS / noncontrolling interests	226	—	—	—	—	—	675,609	—	675,609	(18,853)	656,756
Foreign currency translation adjustments (net of income tax effect of $469)	—	—	—	—	—	—	—	(37,779)	(37,779)	—	(37,779)
Minimum pension liability (net of income tax effect of $689)	—	—	—	—	—	—	—	(2,180)	(2,180)	—	(2,180)
Subtotal - comprehensive income	226	—	—	—	—	—	675,609	(39,959)	635,650	(18,853)	616,797
Balance, December 31, 2022	$4,695	$66	$637	$7	$—	$(604,127)	$6,533,667	$(9,668)	$5,920,582	$44,768	$5,965,350

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Years Ended December 31, 2023, 2022 and 2021

(in thousands)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2023	$4,695	$66	$637	$7	$—	$(604,127)	$6,533,667	$(9,668)	$5,920,582	$44,768	$5,965,350
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	3	—	—	—	13,760	—	13,763	—	13,763
Repurchased	—	—	(41)	—	—	—	(552,567)	—	(552,608)	—	(552,608)
Restricted share-based compensation expense	—	—	—	—	—	—	22,032	—	22,032	—	22,032
Dividends paid	—	—	—	—	—	(55,763)	—	—	(55,763)	—	(55,763)
Stock option expense	—	—	—	—	—	—	64,243	—	64,243	—	64,243
Distributions to noncontrolling interests	(1,050)	—	—	—	—	—	—	—	—	(5,780)	(5,780)
Purchase of ownership interests by minority members	—	—	—	—	—	—	—	—	—	8,760	8,760
Comprehensive income:
Net income to UHS / noncontrolling interests	1,546	—	—	—	—	—	717,795	—	717,795	(34)	717,761
Foreign currency translation adjustments (net of income tax effect of $520)	—	—	—	—	—	—	—	15,791	15,791	—	15,791
Minimum pension liability (net of income tax effect of $1,000)	—	—	—	—	—	—	—	3,166	3,166	—	3,166
Subtotal - comprehensive income	1,546	—	—	—	—	—	717,795	18,957	736,752	(34)	736,718
Balance, December 31, 2023	$5,191	$66	$599	$7	$—	$(659,890)	$6,798,930	$9,289	$6,149,001	$47,714	$6,196,715

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$719,307	$656,982	$987,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	568,041	581,861	533,213
(Gain) loss on sales of assets and businesses	(6,250)	584	(5,170)
Stock-based compensation expense	87,720	85,378	73,686
Costs related to extinguishment of debt	0	0	16,831
Provision for asset impairment	0	57,550	14,391
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(182,444)	(258,338)	(8,873)
Accrued interest	1,193	1,835	4,950
Accrued and deferred income taxes	(43,450)	(29,510)	(54,030)
Other working capital accounts	(32,321)	(146,692)	46,526
Medicare accelerated payments and deferred CARES Act and other grants	2,978	2,391	(698,762)
Other assets and deferred charges	48,517	19,918	(39,337)
Other	39,133	(8,676)	(82,075)
Accrued insurance expense, net of commercial premiums paid	183,462	174,723	186,215
Payments made in settlement of self-insurance claims	(118,089)	(141,983)	(91,502)
Net cash provided by operating activities	1,267,797	996,023	883,695
Cash Flows from Investing Activities:
Property and equipment additions	(743,055)	(734,001)	(855,659)
Acquisition of businesses and property	(3,728)	(20,309)	(105,415)
(Outflows) inflows from foreign exchange contracts that hedge our net U.K. investment	(40,695)	94,913	1,357
Proceeds received from sales of assets and businesses	24,187	12,001	25,425
Costs incurred for purchase and implementation of information technology applications	0	0	19,726
Decrease (increase) in capital reserves of commercial insurance subsidiary	16	100	100
Net cash used in investing activities	(763,275)	(647,296)	(914,466)
Cash Flows from Financing Activities:
Repayments of long-term debt	(85,480)	(89,367)	(3,037,868)
Additional borrowings	185,100	705,321	3,254,974
Financing costs	(308)	(3,164)	(18,770)
Repurchase of common shares	(547,363)	(832,918)	(1,220,875)
Dividends paid	(55,480)	(58,449)	(65,896)
Issuance of common stock	13,654	14,068	13,372
Profit distributions to noncontrolling interests	(6,830)	(5,391)	(7,080)
Purchase (sale) of ownership interests by (from) minority member	2,762	(48,500)	13,193
Net cash used in financing activities	(493,945)	(318,400)	(1,068,950)
Effect of exchange rate changes on cash and cash equivalents	3,056	(8,424)	(499)
Increase (decrease) in cash, cash equivalents and restricted cash	13,633	21,903	(1,100,220)
Cash, cash equivalents and restricted cash, beginning of period	200,837	178,934	1,279,154
Cash, cash equivalents and restricted cash, end of period	$214,470	$200,837	$178,934
Supplemental Disclosures of Cash Flow Information:
Interest paid	$200,446	$120,136	$75,607
Income taxes paid, net of refunds	$257,896	$250,759	$362,978
Noncash purchases of property and equipment	$66,899	$72,064	$167,234

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

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our consolidated balance sheets. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we cannot provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our results in 2023, 2022 or 2021. If it were to occur, each 1% adjustment to our estimated net Medicare revenues that are subject to retrospective review and settlement as of December 31, 2023, would change our after-tax net income by approximately $2 million.

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts net revenues in future periods. Although the patient’s ultimate eligibility determination may result in adjustments to net revenues, these adjustments do not have a material impact on our results of operations in 2023, 2022 or 2021 since our facilities make estimates at each financial reporting period to adjust revenue based on historical collections.

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

Uncompensated care (charity care and uninsured discounts):

The following table shows the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the years ended December 31, 2023, 2022 and 2021:

	(dollar amounts in thousands)
	2023		2022		2021
	Amount	%	Amount	%	Amount	%
Charity care	$843,449	32%	$786,962	35%	$661,965	33%
Uninsured discounts	1,792,493	68%	1,474,933	65%	1,336,319	67%
Total uncompensated care	$2,635,942	100%	$2,261,895	100%	$1,998,284	100%

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

	(amounts in thousands)
	2023	2022	2021
Estimated cost of providing charity care	$83,383	$85,434	$72,095
Estimated cost of providing uninsured discounts	177,206	160,122	145,538
Estimated cost of providing uncompensated care	$260,589	$245,556	$217,633

Concentration of Revenues: Our seven acute care hospitals and seven free-standing emergency departments in the Las Vegas, Nevada, market contributed, on a combined basis, 14% in 2023, 15% in 2022 and 16% in 2021 of our consolidated net revenues.

Cash, Cash Equivalents and Restricted Cash: We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

Cash, cash equivalents, and restricted cash as reported in the consolidated statements of cash flows are presented separately on our consolidated balance sheets as follow:

	(amounts in thousands)
	2023	2022	2021
Cash and cash equivalents	$119,439	$102,818	$115,301
Restricted cash (a)	95,031	98,019	63,633
Total cash, cash equivalents and restricted cash	$214,470	$200,837	$178,934

(a)
Restricted cash is included in other assets on the accompanying consolidated balance sheets and consists of statutorily required capital reserves related to our commercial insurance subsidiary.

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

Our financial statements for the year ended December 31, 2022, include a pre-tax provision for asset impairment of approximately $58 million, which is included in other operating expenses on the accompanying consolidated statements of income, to write-down the asset value of Desert Springs Hospital Medical Center, a 282-bed acute care hospital located in Las Vegas, Nevada. In early 2023, as a result of various competitive pressures and operational challenges experienced in the market, which had a significant unfavorable impact on the hospital's results of operations during the past year, as well as physical plant constraints and limitations resulting from the advanced age of the facility (which opened in 1971), we announced plans to discontinue all inpatient operations by March of 2023. For a period of time, we plan to continue providing emergency department services within a portion of the existing facility while we construct a new free-standing emergency department on the hospital's campus. The provision for asset impairment reduced the asset values of the facility's real estate and equipment to their estimated fair values.

We capitalized interest during the construction period of major construction projects and during the development and implementation of information technology applications amounting to $24.4 million during 2023, $8.6 million during 2022 and $4.4 million during 2021.

Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (twenty to forty years) and equipment (three to fifteen years). Depreciation expense was $535.6 million during 2023, $544.0 million during 2022 and $501.6 million during 2021.

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

Goodwill: Goodwill is reviewed for impairment at the reporting unit level on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. We have designated October 1st as our annual impairment assessment date and performed quantitative impairment assessments as of October 1, 2023 which indicated no impairment of goodwill. There were also no goodwill impairments during 2022 or 2021. Future changes in the estimates used to conduct the impairment reviews, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill.

Changes in the carrying amount of goodwill for the two years ended December 31, 2023 were as follows (in thousands):

	Acute Care Services	Behavioral Health Services	Total Consolidated
Balance, January 1, 2022	$515,936	$3,446,688	$3,962,624
Goodwill acquired during the period	0	0	—
Goodwill divested during the period	0	0	0
Adjustments to goodwill (a)	690	(53,858)	(53,168)
Balance, December 31, 2022	516,626	3,392,830	3,909,456
Goodwill acquired during the period	0	4,598	4,598
Goodwill divested during the period	0	(6,062)	(6,062)
Adjustments to goodwill (a)	2	24,413	24,415
Balance, December 31, 2023	$516,628	$3,415,779	$3,932,407

(a)
The changes in the Behavioral Health Services’ goodwill consist of foreign currency translation adjustments.

Other Assets and Intangible Assets: Other assets consist primarily of amounts related to: (i) intangible assets acquired in connection with our acquisitions of Cambian Group, PLC’s adult services’ division during 2015, Ascend Health Corporation during 2012 and Psychiatric Solutions, Inc. during 2010; (ii) prepaid fees for various software and other applications used by our hospitals; (iii) costs incurred in connection with the purchase and implementation of an electronic health records application for each of our acute care facilities; (iv) statutorily required capital reserves related to our commercial insurance subsidiary ($113 million and $116 million as of December 31, 2023 and 2022, respectively); (v) deposits; (vi) investments in various businesses, including Universal Health Realty Income Trust ($7 million and $8 million as of as of December 31, 2023 and 2022, respectively) and Premier, Inc. ($50 million and $78 million as of December 31, 2023 and 2022, respectively); (vii) the invested assets related to a deferred compensation plan that is held by an independent trustee in a rabbi-trust and that has a related payable included in other noncurrent liabilities, and; (viii) other miscellaneous assets.

Intangible assets are reviewed for impairment on an annual basis or more often if indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each asset. We have designated October 1st as our annual impairment assessment date and performed impairment assessments as of October 1, 2023. There were no impairments in 2023 or 2022. In connection with the discontinuation of a certain module of a new clinical/financial information technology application under development, our financial results for the year ended December 31, 2021 include a pre-tax provision for asset impairment of approximately $14 million to write-off the applicable portion of the capitalized costs incurred and is included in other operating expenses on the accompanying consolidated statement of income.

The following table shows the amounts recorded as net intangible assets for the years ended December 31, 2023 and 2022:

	(amounts in thousands)
	2023	2022
Medicare licenses (a)	$57,226	$57,226
Certificates of need	7,501	7,989
Contract relationships and other (net of $56,288 and $55,353 of accumulated amortization for 2023 and 2022, respectively)	12,291	12,887
Net Intangible Assets	$77,018	$78,102

(a) Indefinite lives.

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

In addition, we also: (i) own commercial health insurers headquartered in Nevada and Puerto Rico, and; (ii) maintain self-insured employee benefits programs for employee healthcare and dental claims. The ultimate costs related to these programs/operations include expenses for claims incurred and paid in addition to an accrual for the estimated expenses incurred in connection with claims incurred but not yet reported.See Note 8 - Commitments and Contingencies for additional disclosure related to our self-insured general and professional liability and workers’ compensation liability.

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

Due to recent guidance and enacted laws surrounding the global 15% minimum tax rate that will be effective after 2024 from the Organization for Economic Co-operation and Development ("OECD") as well as jurisdictions that we operate in. We do not expect these adverse effects to be material and will continue to monitor changes in tax policies and laws issued by the OECD and jurisdictions that we operate in.

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

Redeemable Noncontrolling Interests and Noncontrolling Interest: As of December 31, 2023, outside owners held noncontrolling, minority ownership interests of: (i) approximately 7% in an acute care facility located in Texas; (ii) 49%, 20%, 30%, 20%, 25%, 48% and 26% in seven behavioral health care facilities located in Arizona, Pennsylvania, Ohio, Washington, Missouri, Iowa and Michigan, respectively, and; (iii) approximately 5% in an acute care facility located in Nevada. The noncontrolling interest and redeemable noncontrolling interest balances of $48 million and $5 million, respectively, as of December 31, 2023, consist primarily of the third-party ownership interests in these hospitals.

In August, 2022, we purchased the 20% noncontrolling ownership interest in a hospital majority owned by us, located in Washington D.C. for $51 million. We now have 100% ownership interest in the hospital. The noncontrolling interest balance was reclassified to retained earnings and is included in common stockholders’ equity in the accompanying consolidated balance sheets and in retained earnings in the accompanying consolidated statements of changes in equity.

In connection with the two behavioral health care facilities located in Pennsylvania and Ohio, the minority ownership interests of which are reflected as redeemable noncontrolling interests on our consolidated balance sheets, the outside owners have “put options” to put their entire ownership interest to us at any time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value. Accordingly, the amounts recorded as redeemable noncontrolling interests on our consolidated balance sheets reflect the estimated fair market value of these ownership interests.

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

The amounts recognized in AOCI for the two years ended December 31, 2023 were as follows (in thousands):

	Net Unrealized Gains (Losses) on Effective Cash Flow Hedges	Foreign Currency Translation Adjustment	Minimum Pension Liability	Total AOCI
Balance, January 1, 2022, net of income tax	$(17)	$33,524	$(3,216)	$30,291
2022 activity:
Pretax amount	0	(37,310)	(2,869)	(40,179)
Income tax effect	0	(469)	689	220
Change, net of income tax	0	(37,779)	(2,180)	(39,959)
Balance, January 1, 2023, net of income tax	(17)	(4,255)	(5,396)	(9,668)
2023 activity:
Pretax amount	0	15,271	4,166	19,437
Income tax effect	0	520	(1,000)	(480)
Change, net of income tax	0	15,791	3,166	18,957
Balance, December 31, 2023, net of income tax	$(17)	$11,536	$(2,230)	$9,289

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

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheets as either an asset or liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within statements of changes in equity. Amounts are reclassified from AOCI to the income statement in the period or periods the hedged transaction affects earnings. From time to time, we use interest rate derivatives in our cash flow hedge transactions. Such derivatives are designed to be highly effective in offsetting changes in the cash flows related to the hedged liability.

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

The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated (in thousands, except per share data):

	Twelve Months Ended December 31,
	2023	2022	2021
Basic and diluted:
Net Income	$719,307	$656,982	$987,632
Less: Net (income) loss attributable to noncontrolling interest ("NCI")	(1,512)	18,627	3,958
Less: Net income attributable to unvested restricted share grants	(308)	(748)	(2,059)
Net income attributable to UHS—basic and diluted	$717,487	$674,861	$989,531
Basic earnings per share attributable to UHS:
Weighted average number of common shares—basic	69,321	73,118	82,519
Total basic earnings per share	$10.35	$9.23	$11.99
Diluted earnings per share attributable to UHS:
Weighted average number of common shares	69,321	73,118	82,519
Net effect of dilutive stock options and grants based on the treasury stock method	804	714	1,173
Weighted average number of common shares and equivalents—diluted	70,125	73,832	83,692
Total diluted earnings per share	$10.23	$9.14	$11.82

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all years presented above, excludes certain outstanding stock options applicable to each year since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled approximately 5.1 million during 2023, 6.0 million during 2022 and 4.2 million during 2021.

Fair Value of Financial Instruments: The fair values of our debt and investments are based on quoted market prices. The fair values of other long-term debt, including capital lease obligations, are estimated by discounting cash flows using period-end interest rates and market conditions for instruments with similar maturities and credit quality. The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, and short-term borrowings approximates their fair values due to the short-term nature of these instruments. Accordingly, these items have been excluded from the fair value disclosures included elsewhere in these notes to consolidated financial statements.

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

GPO Agreement/Minority Ownership Interest: During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier, Inc. (“Premier"), a healthcare performance improvement alliance, and acquired a minority interest in the GPO for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO, which were recorded as deferred income, on a pro rata basis, as a reduction to our supplies expense over the initial expected life of the GPO agreement. Also in connection with this GPO agreement, we received shares of restricted stock in Premier which vest ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO. We recognized the fair value of this restricted stock, as a reduction to our supplies expense, in our consolidated statements of income, on a pro rata basis, over the vesting period. During the third quarter of 2020, we entered into an agreement with Premier pursuant to the terms of which, among other things, our ownership interest in Premier was converted into shares of Class A Common Stock of Premier. We have elected to retain a portion of the previously vested shares of Premier, the value of which is included in other assets on our consolidated balance sheets. Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier was $50 million and $78 million as of December 31, 2023 and 2022, respectively. The change in market value of these shares is recorded as an unrealized gain/loss and included in “Other (income) expense, net” on our consolidated statements of income. Additionally, Premier paid cash dividends of $1.9 million during 2023, $1.8 million during 2022 and $1.7 million during 2021, which are included in “Other (income) expense, net” in our consolidated statements of income.

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

Under these programs, including the impact of the Texas Uncompensated Care and Upper Payment Limit program, the Texas Delivery System Reform Incentive program, and various other state programs, we earned revenues (before Provider Taxes) of approximately $853 million during 2023, $784 million during 2022 and $641 million during 2021. These revenues were offset by Provider Taxes of approximately $297 million during 2023, $287 million during 2022 and $211 million during 2021, which are recorded in other operating expenses on the consolidated statements of income as included herein. The aggregate net benefit from these programs was $556 million during 2023, $497 million during 2022 and $430 million during 2021. The aggregate net benefit pursuant to these programs is earned from multiple states and therefore no particular state’s portion is individually material to our consolidated financial statements. In addition, under various disproportionate share hospital payment programs and state plan amendment programs, we earned revenues of $73 million in 2023, $75 million in 2022 and $74 million in 2021.

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

Recent Accounting Standards: In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)”. ASU 2023-07 modifies reportable segment disclosure requirements, primarily through enhanced disclosures about segment expenses categorized as significant or regularly provided to the Chief Operating Decision Maker (CODM). In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact this new standard will have on the related disclosures in the consolidated financial statements, but do not believe there will be a material impact.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures (Topic 740)”. ASU 2023-09 requires enhanced disclosures on income taxes paid, adds disaggregation of continuing operations before income taxes between foreign and domestic earnings and defines specific categories for the reconciliation of jurisdictional tax rate to effective tax rate. This ASU is effective for fiscal years beginning after December 15, 2024, and can be applied on a prospective basis. We are currently evaluating the impact this new standard will have on the related disclosures in the consolidated financial statements.

From time to time, new accounting guidance is issued by the FASB or other standard setting bodies that is adopted by us as of the effective date or, in some cases where early adoption is permitted, in advance of the effective date. We have assessed the recently issued guidance that are not yet effective and, unless otherwise indicated above, we believe the new guidance will not have a material impact on our results of operations, cash flows or financial position.

Foreign Currency Translation: Assets and liabilities of our U.K. subsidiaries are denominated in pound sterling and translated into U.S. dollars at: (i) the rates of exchange at the balance sheet date, and; (ii) average rates of exchange prevailing during the year for revenues and expenses. The currency translation adjustments are reported as a component of accumulated other comprehensive income. See Note 3 - Financial Instruments and Fair Value Measurement for additional disclosure.

2) ACQUISITIONS AND DIVESTITURES

Year ended December 31, 2023:

2023 Acquisitions of Assets and Businesses:

During 2023, we spent $4 million on the acquisition of businesses and properties.

2023 Divestiture of Assets and Businesses:

During 2023, we received $24 million from the sale of assets and businesses.

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

3) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

Cash Flow Hedges:

When applicable, we measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from our counterparties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. During the years ended December 31, 2023, 2022 and 2021, we had no cash flow hedges outstanding.

Foreign Currency Forward Exchange Contracts:

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. In connection with these forward exchange contracts, we recorded net cash outflows of approximately $41 million during 2023, and net cash inflows of approximately $95 million during 2022 and $1 million during 2021.

Derivatives Hedging Relationships:

The following table presents the effects of our foreign currency foreign exchange contracts on our results of operations for the three years ended December 31 (in thousands):

	Gain/(Loss) recognized in AOCI

	December 31,	December 31,	December 31,
	2023	2022	2021

Net Investment Hedge relationships
Foreign currency foreign exchange contracts	$(45,748)	$96,698	$(7,272)

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
•
Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2023	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$111,129	Other noncurrent assets	$111,129
Certificates of deposit	2,300	Other noncurrent assets		2,300
Equity securities	49,923	Other noncurrent assets	49,923
Deferred compensation assets	43,060	Other noncurrent assets	43,060
	$206,412		$204,112	$2,300	-
Liabilities:
Foreign currency foreign exchange contracts	$1,911	Accrued liabilities other		$1,911
Deferred compensation liability	43,060	Other noncurrent liabilities	43,060
	$44,971		$43,060	$1,911	-

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2022	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$113,649	Other noncurrent assets	$113,649
Certificates of deposit	2,200	Other noncurrent assets		2,200
Equity securities	78,099	Other noncurrent assets	78,099
Deferred compensation assets	38,032	Other noncurrent assets	38,032
Foreign currency foreign exchange contracts	3,142	Other current assets		3,142
	$235,122		$229,780	$5,342	-
Liabilities:
Deferred compensation liability	$38,032	Other noncurrent liabilities	$38,032
	$38,032		$38,032	-	-

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

4) LONG-TERM DEBT

A summary of long-term debt follows:

	December 31,
	2023	2022
	(amounts in thousands)
Long-term debt:
Notes and Mortgages payable (including obligations under finance leases of $72,693 in 2023 and $75,595 in 2022) and term loans with varying maturities through 2099; weighted average interest rates of 3.5% in 2023 and 3.6% in 2022 (see Note 7 regarding finance leases)	$178,511	$184,800
Tranche A term loan	2,258,750	2,338,125
Revolving credit facility	495,500	310,400
2.65% Senior Secured Notes due 2030, net of unamortized discount of $1,517 in 2023 and $1,742 in 2022	798,483	798,258
1.65% Senior Secured Notes due 2026, net of unamortized discount of $463 in 2023 and $638 in 2022	699,537	699,362
2.65% Senior Secured Notes due 2032, net of unamortized discount of $994 in 2023 and $1,124 in 2022	499,006	498,876
Total debt before unamortized financing costs	4,929,787	4,829,821
Less-Unamortized financing costs	(17,318)	(21,841)
Total debt after unamortized financing costs	4,912,469	4,807,980
Less-Amounts due within one year	(126,686)	(81,447)
Long-term debt	$4,785,783	$4,726,533

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

As of December 31, 2023, our Credit Agreement provided for the following:

•
a $1.2 billion aggregate amount revolving credit facility that is scheduled to mature in August, 2026 (which, as of December 31, 2023, had $701 million of aggregate available borrowing capacity net of $496 million of outstanding borrowings and $3 million of letters of credit), and;
•
a tranche A term loan facility with $2.26 billion of outstanding borrowings as of December 31, 2023.

The tranche A term loan facility provides for installment payments of $30.0 million per quarter through June, 2026. The unpaid principal balance at June 30, 2026 is payable on the August 24, 2026 scheduled maturity date of the Credit Agreement.

Revolving credit and tranche A term loan borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month term SOFR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month term SOFR rate plus 0.1% (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625%. As of December 31, 2023, the applicable margins were 0.50% for ABR-based loans and 1.50% for SOFR-based loans under the revolving credit and term loan A facilities. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, if sold to a receivables facility pursuant to the Credit Agreement, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens, indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of December 31, 2023 and 2022.

The average amounts outstanding under our Credit Agreement were $2.629 billion during 2023, $2.396 billion during 2022 and $2.214 billion during 2021. The average effective interest rate on borrowings under our Credit Agreement, including amortization of deferred financing costs, were 6.80% during 2023, 3.33% during 2022 and 1.69% during 2021.

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

As of December 31, 2023, we had combined aggregate principal of $2.0 billion from the following senior secured notes:

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

As discussed in Note 9 to the Consolidated Financial Statements-Relationship with Universal Health Realty Income Trust and Other Related Party Transactions, on December 31, 2021, we (through wholly-owned subsidiaries of ours) entered into an asset purchase and sale agreement with Universal Health Realty Income Trust (the “Trust”). Pursuant to the terms of the agreement, which was amended during the first quarter of 2022, we, among other things, transferred to the Trust, the real estate assets of Aiken Regional Medical Center (“Aiken”) and Canyon Creek Behavioral Health (“Canyon Creek”). In connection with this transaction, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases, as amended, (with the Trust as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. As a result of our purchase option within the Aiken and Canyon Creek lease agreements, this asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust are recorded to interest expense and as a reduction of the outstanding financial liability, and the amount allocated to interest expense is determined based upon our incremental borrowing rate and the outstanding financial liability. In connection with this transaction, our consolidated balance sheets at December 31, 2023 and December 31, 2022 reflect financial liabilities, which are included in debt, of approximately $77 million and $81 million, respectively.

At December 31, 2023, the carrying value and fair value of our debt were approximately $4.9 billion and $4.6 billion, respectively. At December 31, 2022, the carrying value and fair value of our debt were approximately $4.8 billion and $4.4 billion, respectively. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

The aggregate scheduled maturities of our total debt outstanding as of December 31, 2023 are as follows:

(000s)
2024	$126,686
2025	126,345
2026	3,220,447
2027	7,191
2028	7,751
Later	1,441,367
Total maturities before unamortized financing costs	4,929,787
Less-Unamortized financing costs	(17,318)
Total	$4,912,469

5) COMMON STOCK

Dividends

We declared and paid cash dividends of $.80 per share during each of the last three years amounting to, in the aggregate, $55.5 million during 2023, $58.4 million during 2022 and $65.9 million during 2021. All classes of our common stock have similar economic rights.

Stock Repurchase Programs

As of January 1, 2023, we had an aggregate available purchase authorization of $947.37 million. As of December 31, 2023, we had an aggregate available repurchase authorization of $422.88 million. Pursuant to this program, shares of our Class B Common Stock may be repurchased, from time to time as conditions allow, on the open market or in negotiated private transactions. There is no expiration date for our stock repurchase programs.

The following schedule provides information related to our stock repurchase program for each of the three years ended December 31, 2023. During 2023, 3,855,046 shares ($524.5 million in the aggregate) were repurchased pursuant to the terms of the stock repurchase program and 164,649 shares ($22.9 million in the aggregate) were repurchased in connection with the income tax withholding obligations resulting from stock-based compensation programs. During 2022, 6,666,547 shares ($810.9 million in the aggregate) were repurchased pursuant to the terms of the stock repurchase program and 153,305 shares ($22.0 million in the aggregate) were repurchased in connection with the income tax withholding obligations resulting from stock-based compensation programs. During 2021, 8,409,721 shares ($1.20 billion in the aggregate) were repurchased pursuant to the terms of the stock repurchase program and 134,464 shares ($19.5 million in the aggregate) were repurchased in connection with the income tax withholding obligations resulting from stock-based compensation programs.

	Additional dollars authorized for repurchase (in thousands)	Total number of shares purchased (a.)	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Aggregate purchase price paid for shares purchased as part of publicly announced program	Maximum number of dollars that may yet be purchased under the program (in thousands)
Balance as of January 1, 2021									$559,563
2021	$1,000,000	8,559,946	15,756	$0.01	8,409,721	$142.85	$1,220,876	$1,201,330	$358,233
2022	$1,400,000	6,828,319	8,467	$0.01	6,666,547	$121.63	$832,915	$810,865	$947,368
2023	$—	4,022,051	2,356	$0.01	3,855,046	$136.05	$547,362	$524,485	$422,883
Total for three year period ended December 31, 2023	$2,400,000	19,410,316	26,579	$0.01	18,931,314	$133.99	$2,601,153	$2,536,680

(a.)
Includes 2,356, 8,467 and 15,756 of restricted shares that were forfeited by former employees pursuant to the terms of our restricted stock purchase plan during 2023, 2022 and 2021, respectively.

Stock-based Compensation Plans

At December 31, 2023, we have a number of stock-based employee compensation plans. Pursuant to the FASB’s guidance, we expense the grant-date fair value of stock options (computed utilizing the Black-Scholes option-pricing model) and other equity-based compensation pursuant to the straight-line method over the stated vesting period of the awards.

Pre-tax share-based compensation costs of $64.2 million during 2023, $66.2 million during 2022 and $59.3 million during 2021 were recognized related to outstanding stock options. In addition, pre-tax compensation costs of $22.0 million during 2023, $19.1 million during 2022 and $14.4 million during 2021 were recognized related to amortization of restricted stock and units as well as discounts provided in connection with shares purchased pursuant to our 2005 Employee Stock Purchase Plan. As of December 31, 2023, there was approximately $158.5 million of unrecognized compensation cost related to unvested stock options and restricted stock which is expected to be recognized over the remaining average vesting period of 2.4 years.

The expense associated with stock-based compensation arrangements is a non-cash charge. In the consolidated statements of cash flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $87.7 million in 2023, $85.4 million in 2022 and $73.7 million in 2021. In connection with our January 1, 2017 adoption of ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, our provision for income taxes and our net income attributable to UHS were unfavorably impacted by $4.7 million during 2023, unfavorably impacted by $636,000 during 2022 and favorably impacted by $2.4 million in 2021.

In 2005, we adopted the 2005 Stock Incentive Plan (the “Stock Incentive Plan”) which was amended in 2008, 2010, 2015 and 2017 and was canceled in 2020, as discussed below. An aggregate of 35.6 million shares of Class B Common Stock had been reserved under the Stock Incentive Plan, the remaining balance of which was canceled in 2020. During 2020 stock options, net of cancellations, of approximately 2.2 million were granted under the Stock Incentive Plan. Stock options to purchase Class B Common Stock have been granted to our officers, key employees and members of our Board of Directors. Commencing in 2018, our key employees and non-executive officers began receiving a portion of their stock-based compensation in the form of restricted stock (as discussed below) in addition to receiving options to purchase Class B Common Stock.

In 2020, we adopted the 2020 Omnibus Stock and Incentive Plan (the “2020 Stock Incentive Plan”) which was amended in 2022. An aggregate of 12.1 million shares of Class B Common Stock has been reserved for issuance under the 2020 Stock Incentive Plan. Under the 2020 Stock Incentive Plan, shares that are subject to stock options shall be counted as one share per stock option, and every share that is subject to restricted stock awards or restricted stock units shall be counted as four shares. Various other types of equity awards are also permitted under the 2020 Stock Incentive Plan. During 2023, approximately 1.8 million stock options, net of cancellations, and 271,093 restricted stock units (including 93,606 performance based restricted stock units, net of cancellations) were granted under the 2020 Stock Incentive Plan. During 2022, approximately 1.5 million stock options, net of cancellations, and 215,244 restricted stock units (including 65,768 performance based restricted stock units, net of cancellations) were granted under the 2020 Stock Incentive Plan. During 2021, approximately 2.0 million stock options, net of cancellations, and 119,004 of restricted stock units, net of cancellations, were granted under the 2020 Stock Incentive Plan. Restricted stock and restricted stock units issued under the 2020 Stock Incentive Plan do not have rights to receive dividends on unvested restricted awards, however, the accrual of dividend equivalents on unvested restricted awards may be permitted. Upon adoption of the 2020 Stock Incentive Plan, no additional awards were granted under the 2005 Stock Incentive Plan or the 2010 Employees’ Restricted Stock Purchase Plan (discussed below), and reserves for future issuance pursuant to each plan were canceled.

The per option weighted-average grant-date fair value of options granted during 2023 under the 2020 Stock Incentive Plan was $41.88. The per option weighted-average grant-date fair value of options granted during 2022 under the 2020 Stock Incentive Plan was $45.63. The per option weighted-average grant-date fair value of options granted during 2021 under the 2020 Stock Incentive Plan was $39.66. All stock options issued in 2023 and 2022 were granted with an exercise price equal to the fair market value on the date of the grant. Stock options granted during 2021 were either granted with an exercise price equal to the fair market value on the date of grant, or for our named executive officers, half of their total option award value was issued with a premium exercise price of 10% above the grant date fair market value. The majority of options are exercisable ratably over a four-year period beginning one year after the date of the grant. All outstanding options expire five years after the date of the grant. As of December 31, 2023, approximately 4.31 million shares of Class B Common Stock remain available for issuance pursuant to the 2020 Stock Incentive Plan.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were derived from averaging the number of options granted during the most recent five-year period. The weighted-average assumptions reflected below were based upon thirty option grants for the five-year period ending

December 31, 2023, twenty-nine option grants for the five-year period ending December 31, 2022 and twenty-eight option grants for the five-year period ending December 31, 2021.

Year Ended December 31,	2023	2022	2021
Expected volatility	36%	33%	31%
Risk free Interest rate	2%	2%	2%
Expected life (years)	3.5	3.6	3.5
Forfeiture rate	7%	7%	8%
Dividend yield	0.7%	0.6%	0.5%

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

The table below summarizes our stock option activity during the year ended December 31, 2023:

Outstanding Options	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2023	7,875,667	$122.04
Granted	1,916,756	$118.78
Exercised	(2,575,468)	$121.22
Cancelled	(422,161)	$126.87
Balance, December 31, 2023	6,794,794	$121.13
Outstanding options vested and exercisable as of December 31, 2023	2,450,613	$114.96

The following table provides information about unvested options for the year ended December 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
Unvested options as of January 1, 2023	4,801,953	$35.09
Granted	1,916,756	$41.88
Vested	(1,989,313)	$31.64
Cancelled	(385,215)	$40.09
Unvested options as of December 31, 2023	4,344,181	$39.22

The following table provides information regarding all options outstanding at December 31, 2023:

	Options Outstanding	Options Exercisable
Number of options outstanding	6,794,794	2,450,613
Weighted average exercise price	$121.13	$114.96
Aggregate intrinsic value as of December 31, 2023	$212,853,349	$91,893,004
Weighted average remaining contractual life (years)	2.6	1.5

The total in-the-money value of all stock options exercised during the years ended December 31, 2023, 2022 and 2021 were $57.1 million, $49.4 million and $52.0 million, respectively.

The weighted average remaining contractual life for options outstanding and weighted average exercise price per share for exercisable options at December 31, 2021, 2022 and 2023 were as follows:

Year Ended:	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Exercisable Options	Weighted Average Exercise Price Per Share	Expected to Vest Options	Weighted Average Exercise Price Per Share
	Shares			Shares		Shares
2021	8,556,115	116.80	2.6	2,997,296	119.00	5,005,113	116.94
2022	7,875,667	122.04	2.5	3,073,714	116.89	4,508,480	121.89
2023	6,794,794	121.13	2.6	2,450,613	114.96	4,178,237	124.86

As mentioned above, in 2020, we adopted the 2020 Stock Incentive Plan. During 2023, 2022 and 2021 restricted stock units, net of cancellations, of approximately 271,093 (including 93,606 performance based restricted stock units), 215,244 (including 65,768 performance based restricted stock units, net of cancellations) and 119,004, respectively, were granted under the 2020 Stock Incentive Plan with four-year vesting periods from the date of grant. The weighted average grant-date fair value of the restricted stock units issued during 2023, 2022 and 2021 under the 2020 Stock Incentive Plan was $118.14, $142.70 and $138.80, respectively. The fair value of each restricted stock unit was determined as the closing UHS market price on the date of grant. Restricted shares and/or units of Class B Common Stock have been granted to our officers, key employees and members of our Board of Directors.

In addition to the 2020 Stock Incentive Plan, we have our 2005 Employee Stock Purchase Plan (the “Employee Stock Plan”) which allows eligible employees to purchase shares of Class B Common Stock at a ten percent discount. There were 100,507, 127,538 and 96,179 shares issued pursuant to the Employee Stock Purchase Plan during 2023, 2022 and 2021, respectively. In connection with the Employee Stock Plan, we have reserved 2.0 million shares of Class B Common Stock for issuance and have issued approximately 1.8 million shares as of December 31, 2023. As of December 31, 2023, approximately 200,000 shares of Class B Common Stock remain available for issuance pursuant to this plan.

At December 31, 2023, 20,543,028 shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock.

6) INCOME TAXES

Components of income tax expense/(benefit) are as follows (amounts in thousands):

	Year Ended December 31,
	2023	2022	2021
Current
Federal	$202,895	$178,666	$276,471
Foreign	6,505	14,740	13,754
State	29,677	33,423	44,993
	239,077	226,829	335,218
Deferred
Federal	(19,716)	(9,935)	(26,638)
Foreign	3,367	(1,509)	1,521
State	(1,609)	(6,107)	(4,420)
	(17,958)	(17,551)	(29,537)
Total	$221,119	$209,278	$305,681

Our provision for income taxes for the years ended December 31, 2023, 2022 and 2021 included tax expenses of $5 million, tax expenses of $1 million and tax benefits of $2 million, respectively, related to employee share-based payments. Excess tax benefits (when the deductible amount related to the settlement of employee equity awards for tax purposes exceeds the cumulative compensation cost recognized for financial reporting purposes) and deficiencies, if applicable, are recorded as a component of our tax provision.

The foreign provision for income taxes is based on foreign pre-tax earnings of $80 million in 2023, $76 million in 2022 and $79 million in 2021. In the future, we anticipate repatriating only previously taxed foreign earnings subjected as well as any future earnings that would qualify for a full dividend received deduction for distributions post-December 31, 2017. As of December 31, 2023, the amount of previously taxed earnings and earnings that would qualify for a full dividend received deduction total $100 million. At this time, there are no material tax effects related to future cash repatriation of undistributed foreign earnings. As such, we have not recognized a deferred tax liability related to existing undistributed earnings.

On August 16, 2022, the U.S. federal government enacted the Inflation Reduction Act of 2022 (“the Act”). The Act includes tax provisions, among other things, which implements (i) a 15 percent minimum tax on book income of certain large corporations; (ii) a one percent excise tax on net stock repurchases; and (iii) several tax incentives to promote clean energy. The Act does not have a material impact on our income tax provision.

A reconciliation between the federal statutory rate and the effective tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal income tax benefit	2.4%	2.4%	2.5%
Tax effects of foreign operations	-0.7%	-0.3%	-0.1%
Tax benefit from settlement of employee equity awards	0.4%	0.1%	-0.2%
Other items	0.4%	0.5%	0.3%
Impact of income attributable to noncontrolling interests	0.0%	0.5%	0.1%
Effective tax rate	23.5%	24.2%	23.6%

Our effective tax rates were 23.5%, 24.2% and 23.6% for the years ended December 31, 2023, 2022 and 2021, respectively. The decrease in our effective tax rate for the year ended December 31, 2023, as compared to 2022, is due primarily to the increase in net income attributable to noncontrolling interests during 2023, as compared to 2022. The increase in our effective tax rate for the year ended December 31, 2022, as compared to 2021, is due to the decrease in net income attributable to noncontrolling interests during 2022, as compared to 2021.

Included in “Other current assets” on our consolidated balance sheets are prepaid federal, state and foreign income taxes amounting to approximately $37 million and $17 million as of December 31, 2023 and 2022, respectively.

The components of deferred taxes are as follows (amounts in thousands):

	Year Ended December 31,
	2023			2022
	Assets		Liabilities	Assets		Liabilities
Self-insurance reserves	$118,824	$		$103,528	$
Compensation accruals	81,747			77,269
Doubtful accounts and other reserves	123,634			141,511
Other currently non-deductible accrued liabilities	19,926			12,520
Depreciable and amortizable assets			280,678			281,203
Operating lease liabilities	106,590			108,704
Right of use assets-operating leases			101,853			106,675
State and foreign net operating loss carryforwards and other state and foreign deferred tax assets	96,117			80,823
Net pension liabilities – OCI only	701			1,702
Other liabilities			6,715			6,457
	$547,539		$389,246	$526,057		$394,335
Valuation allowance	(72,667)		0	(63,325)		0
Total deferred income taxes	$474,872		$389,246	$462,732		$394,335

At December 31, 2023, state net operating loss carryforwards (losses originating in tax years beginning prior to January 1, 2023, expiring in years 2024 through 2042), and credit carryforwards available to offset future taxable income approximated $1 billion representing approximately $72 million in deferred state tax benefit (net of the federal benefit); and state related interest expense carryforwards approximated $58 million representing approximately $3 million in deferred state tax benefit (net of the federal benefit). At December 31, 2023, there were foreign net operating losses and interest expense carryforwards of approximately $77 million, most of which are carried forward indefinitely, representing approximately $19 million in deferred foreign tax benefit. At December 31, 2023, related to a prior year stock acquisition, there were federal net operating losses of approximately $8 million carried forward indefinitely for federal purposes representing approximately $2 million in deferred federal tax benefits.

A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on available evidence, it is more likely than not that certain of our state tax benefits will not be realized. Therefore, valuation allowances of approximately $68 million and $59 million have been reflected as of December 31, 2023 and 2022, respectively. During 2023, the valuation allowance on these state tax benefits increased by $9 million primarily due to additional net operating losses incurred. In addition, valuation allowances of approximately $4 million have been reflected as of December 31, 2023 and 2022, related to foreign net operating losses and credit carryforwards.

During 2023 and 2022, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were increased less than $1 million due to tax positions taken in the current and prior years. The balance at each of the years ended

December 31, 2023 and 2022, if subsequently recognized, that would favorably affect the effective tax rate and the provision for income taxes is approximately $2 million as of each date.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of December 31, 2023 and 2022, we have accrued interest and penalties of less than $1 million as of each date. The U.S. federal statute of limitations remains open for the 2020 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging for 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

The tabular reconciliation of unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021 is as follows (amounts in thousands):

	As of December 31,
	2023	2022	2021
Balance at January 1,	$2,727	$2,544	$2,806
Additions based on tax positions related to the current year	500	500	500
Additions for tax positions of prior years	180	159	213
Reductions for tax positions of prior years	(557)	(461)	(261)
Settlements	0	(15)	(714)
Balance at December 31,	$2,850	$2,727	$2,544

7) LEASE COMMITMENTS

We follow FASB ASU 2016-02 ("Topic 842") "Leases." Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheets for most leases and provide enhanced disclosures. Leases will be classified as either finance or operating.

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

The components of lease expense for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	Twelve months ended December 31,
	2023	2022	2021

Operating lease cost	$99,812	$90,326	$77,420
Variable and short term lease cost (a)	41,214	41,300	41,443
Total lease and rental expense	$141,026	$131,626	$118,863

Finance lease cost:
Amortization of property under capital lease	$4,998	$5,110	$3,626
Interest on debt of property under capital lease	3,771	3,903	4,124
Total finance lease cost	$8,769	$9,013	$7,750
(a)
Includes equipment, month-to-month and leases with a maturity of less than 12 months.

Supplemental cash flow information related to leases for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	Twelve months ended December 31,
	2023	2022	2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$129,299	$124,704	$118,433
Operating cash flows from finance leases	$3,832	$3,963	$4,612
Financing cash flows from finance leases	$3,817	$3,454	$2,849

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$62,223	$163,679	$95,805
Finance leases	$452	$1,066	$28,600

Supplemental balance sheets information related to leases as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31,	December 31,
	2023	2022

Operating Leases
Right of use assets-operating leases	$433,962	$454,650

Operating lease liabilities	$71,600	$67,776
Operating lease liabilities noncurrent	382,559	395,522
Total operating lease liabilities	$454,159	$463,298

Finance Leases
Property and equipment	$101,318	$102,494
Accumulated depreciation	(38,423)	(34,455)
Property and equipment, net	$62,895	$68,039

Current maturities of long-term debt	$3,050	$3,046
Long-term debt	69,643	72,549
Total finance lease liabilities	$72,693	$75,595

Weighted Average remaining lease term, years
Operating leases	16.5	16.1
Finance leases	20.0	20.7

Weighted Average discount rate
Operating leases	5.2%	5.0%
Finance leases	5.5%	5.4%

Future maturities of lease liabilities as of December 31, 2023 are as follows (in thousands):

	Operating Leases	Finance Leases
Year ending December 31,
2024	$84,621	$6,716
2025	77,848	5,943
2026	68,363	5,948
2027	50,291	6,104
2028	38,042	6,265
Later years	595,748	95,309
Total lease payments	914,913	126,285
less imputed interest	(460,754)	(53,592)
Total	$454,159	$72,693

We assumed approximately $1 million in finance lease obligations during each of 2023 and 2022 and $29 million during 2021. In the ordinary course of business, our facilities routinely lease equipment pursuant to new lease arrangements that will likely result in future lease and rental expense in excess of amounts indicated above.

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

As of December 31, 2023, the total net accrual for our professional and general liability claims was $431 million, of which $70 million was included in current liabilities. As of December 31, 2022, the total net accrual for our professional and general liability claims was $372 million, of which $74 million was included in current liabilities.

As a result of unfavorable trends experienced during the last three years, our results of operations included pre-tax increases to our reserves for self-insured professional and general liability claims amounting to approximately $25 million during 2023, $16 million during 2022 and $52 million during 2021. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimates of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Given our significant self-insured exposure for professional and general liability claims, there can be no assurance that a sharp increase in the number and/or severity of claims asserted against us will not have a material adverse effect on our future results of operations.

As of December 31, 2023, the total accrual for our workers’ compensation liability claims was $130 million, $55 million of which was included in current liabilities. As of December 31, 2022, the total accrual for our workers’ compensation liability claims was $125 million, $55 million of which was included in current liabilities. As a result of favorable trends experienced during the year, included in our results of operations during 2023 was a pre-tax decrease to our reserves for self-insured workers' compensation liability claims of approximately $10 million.

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

Below is a schedule showing the changes in our general and professional liability and workers’ compensation reserves during the three years ended December 31, 2023 (amount in thousands):

	General and
	Professional	Workers’
	Liability	Compensation	Total
Balance at January 1, 2021	$263,779	$105,185	$368,964
Plus: Accrued insurance expense, net of commercial premiums paid	129,690	56,525	186,215
Less: Payments made in settlement of self-insured claims	(44,776)	(46,725)	(91,501)
Balance at January 1, 2022	348,693	114,985	463,678
Plus: Accrued insurance expense, net of commercial premiums paid	111,763	62,960	174,723
Less: Payments made in settlement of self-insured claims	(88,556)	(53,429)	(141,985)
Balance at January 1, 2023	371,900	124,516	496,416
Plus: Accrued insurance expense, net of commercial premiums paid	127,445	56,017	183,462
Less: Payments made in settlement of self-insured claims	(67,860)	(50,229)	(118,089)
Balance at December 31, 2023	$431,485	$130,304	$561,789

Property Insurance

We have commercial property insurance policies for our properties providing property and business interruption coverage for losses in excess of $25 million per occurrence or per location (as applicable based upon the event) up to a $1 billion annual policy limitation for certain catastrophic events or perils. These commercial policies provide for coverage of up to $250 million of annual aggregate coverage for losses resulting from windstorm damage. Losses resulting from named windstorms are subject to deductibles between 3% and 5% of the total insurable value of the property. In addition, we have commercial property insurance policies covering catastrophic losses resulting from earthquake and flood damage, each subject to aggregated loss limits (as opposed to per occurrence losses). Commercially insured earthquake coverage for our facilities is subject to various deductibles and limitations including: (i) $100 million limitation for our facilities located in California, New Madrid Seismic Zone, Pacific Northwest Seismic Zone, Alaska and various counties in Nevada; (ii) $100 million limitation for our facilities located in fault zones within the United States; (iii) $40 million limitation for our facilities located in Puerto Rico, and; (iv) $250 million limitation for many of our facilities located in other states. Our commercially insured flood coverage has a limit of $100 million annually. There is also a $10 million sublimit for one of our facilities located in Houston, Texas, and a $1 million sublimit for our facilities located in Puerto Rico. Property insurance for our behavioral health facilities located in the U.K. are provided on an all risk basis up to a £1.5 billion policy limit, with coverage caps per location, that includes coverage for real and personal property as well as business interruption losses.

These commercial policies are subject to a deductible of: (i) $5 million per location for damage resulting from earthquake, wind, hail and flood, and; (ii) $5 million per occurrence for all other events. For per location or per occurrence losses in excess of the applicable deductible, we are self-insured, through our wholly-owned captive, for up to $20 million of annual aggregate losses. Should the $20 million self-insured annual aggregate limitation be exhausted during the policy year, we have commercial insurance coverage for the next $20 million of annual aggregate losses in excess of the applicable deductible. In the event the $20 million of commercial coverage is also exhausted, we are self-insured for all per location or per occurrence losses up to $25 million, including the $5 million deductible.

Commitment to Develop, Lease and Operate an Acute Care Hospital in Washington, D.C.

During 2020, we entered into various agreements with the District of Columbia (the “District”) related to the development, leasing and operation of an acute care hospital and certain other facilities/structures on land owned by the District (“District Facilities”). The agreements contemplate that we will serve as manager for development and construction of the District Facilities on behalf of the District, with a projected aggregate cost of approximately $439 million, approximately $210 million of which was incurred as of December 31, 2023, which will be entirely funded by the District. Construction of the District Facilities is expected to be completed during 2025.

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

Additionally, we have committed to expend no less than $75 million (approximately $5 million of which has been incurred as of December 31, 2023), over a projected 12-year period, in healthcare infrastructure including expenditures related to the District Facilities as well as other healthcare related expenditures in certain specified areas of Washington, D.C. Pursuant to the agreements, the District is entitled to certain termination fees and other amounts as specified in the agreements in the event we, within certain specified periods of time, cease to operate the acute care hospital or there is a transfer of control of us or our subsidiary operating the hospital.

Information Technology Incident

In connection with an information technology security incident in late September, 2020, our results of operations for the years ended December 31, 2022 and 2021 were favorably impacted by an aggregate of approximately $13 million and $45 million, respectively, resulting from receipt of commercial cyber insurance proceeds (approximately $41 million in the aggregate during 2022 and 2021), and; (ii) collection of revenues previously reserved during 2020 (approximately $17 million during 2021).

Other Contractual Commitments:

In addition to our long-term debt obligations as discussed in Note 4 - Long-Term Debt and our operating lease obligations as discussed in Note 7 - Lease Commitments, we have various other contractual commitments outstanding as of December 31, 2023 as follows: (i) other combined estimated future purchase obligations of $327 million related to a long-term contract with third-parties consisting primarily of certain revenue cycle data processing services for our acute care facilities ($65 million), expected future costs to be paid to a third-party vendor in connection with the ongoing operation of an electronic health records application and purchase implementation of a revenue cycle and other applications for our acute care facilities ($188 million), healthcare infrastructure in Washington D.C. in connection with various agreements with the District of Columbia ($70 million), and other software applications ($4 million); (ii) estimated construction commitment of $99 million representing our share of the construction cost of two behavioral health care facilities scheduled to be completed in 2025 that, subject to approval of certain regulatory conditions, we are required to build pursuant to joint-venture agreements with a third-party; (iii) combined estimated future payments of $165 million related to our non-contributory, defined benefit pension plan ($139 million consisting of estimated payments through 2080) and other retirement plan liabilities ($26 million), and; (iv) accrued and unpaid estimated claims expense incurred in connection with our commercial health insurers and self-insured employee benefit plans ($110 million).

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

Disproportionate Share Hospital Payment Matter:

In late September, 2015, many hospitals in Pennsylvania, including certain of our behavioral health care hospitals located in the state, received letters from the Pennsylvania Department of Human Services (the “Department”) demanding repayment of allegedly excess Medicaid Disproportionate Share Hospital payments (“DSH”), primarily consisting of managed care payments characterized as DSH payments, for the federal fiscal year (“FFY”) 2011 amounting to approximately $4 million in the aggregate. Since that time, certain of our behavioral health care hospitals in Pennsylvania have received similar requests for repayment for alleged DSH overpayments for FFYs 2012 through 2015. For FFY 2012, the claimed overpayment amounts to approximately $4 million. For FFY 2013, FFY 2014 and FFY 2015 the initial claimed overpayments and attempted recoupment by the Department were approximately $7 million, $8 million and $7 million, respectively. The Department has agreed to a change in methodology which, upon confirmation of the underlying data being accepted by the Department, could reduce the initial claimed overpayments for FFY 2013, FFY 2014 and FFY 2015 to approximately $2 million, $2 million and $3 million, respectively. We filed administrative appeals for all of our facilities contesting the recoupment efforts for FFYs 2011 through 2015 as we believe the Department’s calculation methodology is inaccurate and conflicts with applicable federal and state laws and regulations. The Department has agreed to postpone the recoupment of the state’s share for FFY 2011 to 2013 until all hospital appeals are resolved but started recoupment of the federal share. For FFY 2014 and FFY 2015, the Department has initiated the recoupment of the alleged overpayments. Starting in FY 2016, the first full fiscal year after the January 1, 2015 effective date of Medicaid expansion in Pennsylvania, the Department no longer characterized managed care payments received by the hospitals as DSH payments. We can provide no assurance that we will ultimately be successful in our legal and administrative appeals related to the Department’s repayment demands. If our legal and administrative appeals are unsuccessful, our future consolidated results of operations and financial condition could be adversely impacted by these repayments.

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

9) RELATIONSHIP WITH UNIVERSAL HEALTH REALTY INCOME TRUST AND OTHER RELATED PARTY TRANSACTIONS

Relationship with Universal Health Realty Income Trust:

At December 31, 2023, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. The advisory agreement was renewed by the Trust for 2024 at the same rate in place for 2023, 2022 and 2021, providing for an advisory computation at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $5.3 million during 2023, $5.1 million during 2022 and $4.4 million during 2021.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust was $874,000 during 2023, $1.2 million during 2022 and $6.2 million during 2021, which are included in other income (expense), net, on the accompanying consolidated statements of income for each year. We received dividends from the Trust amounting to $2.3 million during 2023 and $2.2 million during each of 2022 and 2021. Included in our share of the Trust’s income during 2021 was approximately $5.0 million related to our share of gains on various transactions recorded by the Trust, including an asset purchase and sale transaction between the Trust and UHS, as discussed below.

The carrying value of our investment in the Trust was $7.0 million and $8.4 million at December 31, 2023 and 2022, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $34.1 million at December 31, 2023 and $37.6 million at December 31, 2022, based on the closing price of the Trust’s stock on the respective dates.

The Trust commenced operations in 1986 by purchasing certain hospital properties from us and immediately leasing the properties back to our respective subsidiaries. The base rents are paid monthly and the bonus rents, which effective as of January 1, 2022 are applicable only to McAllen Medical Center, are computed and paid on a quarterly basis, based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. The leases with those subsidiaries are unconditionally guaranteed by us and are cross-defaulted with one another.

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
o
Canyon Creek Behavioral Health (“Canyon Creek”), a 102-bed facility located in Temple, Texas, at its fair-market value of approximately $26.0 million.
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

Also on December 31, 2021, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases (with the Trust as lessor), as amended, for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. Subject to the terms of the master lease, Aiken and Canyon Creek have the right to renew their leases, at the then current fair market rent (as defined in the master lease), for seven, five-year optional renewal terms. The aggregate annual rental during 2023 pursuant to the leases for these two facilities, amounted to approximately $5.8 million ($4.0 million related to Aiken and $1.8 million related to Canyon Creek). The aggregate annual rental during 2022 pursuant to the leases for these two facilities, amounted to approximately $5.7 million ($3.9 million related to Aiken and $1.8 million related to Canyon Creek). There is no bonus rental component applicable to either of these leases. On each January 1st through 2033, the annual rental will increase by 2.25% on a cumulative and compounded basis.

As a result of the purchase options within the lease agreements for Aiken and Canyon Creek, the asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP. We have accounted for the asset exchange and substitution transaction with the Trust as a financing arrangement and, since we did not derecognize the real property related to Aiken and Canyon Creek, we will continue to depreciate the assets. Our consolidated balance sheets as of December 31, 2023 and 2022 reflects a financial liability of $77.5 million and $80.9 million, respectively, which is included in debt, for the fair value of real estate assets that we exchanged as part of the transaction. Our monthly lease payments payable to the Trust will be recorded to interest expense and as a reduction to the outstanding financial liability. The amount allocated to interest expense is determined using our incremental borrowing rate and is based on the outstanding financial liability.

The aggregate rent payable to the Trust in connection with the leases on McAllen Medical Center, Wellington Regional Medical Center, Aiken Regional Medical Center and Canyon Creek Behavioral Health was approximately $20.6 million during 2023 and $20.2 million during 2022. Total aggregate rent expense under the operating leases on three hospital facilities with the Trust (McAllen Medical Center, Wellington Regional Medical Center and Inland Valley Campus of Southwest Healthcare System) was $17.7 million during 2021.

Pursuant to the Master Leases by certain subsidiaries of ours and the Trust as described in the table below, dated 1986 and 2021 (“the Master Leases”) which govern the leases of McAllen Medical Center and Wellington Regional Medical Center (each of which is governed by the Master Lease dated 1986), and Aiken Regional Medical Center and Canyon Creek Behavioral Health (each of which is governed by the Master Lease dated 2021), we have the option to renew the leases at the lease terms described above and below by providing notice to the Trust at least 90 days prior to the termination of the then current term. We also have the right to purchase the respective leased hospitals at their appraised fair market value upon any of the following: (i) at the end of the lease terms or any renewal terms; (ii) upon one month’s notice should a change of control of the Trust occur, or; (iii) within the time period as specified in the lease in the event that we provide notice to the Trust of our intent to offer a substitution property/properties in exchange for one (or more) of the hospital properties leased from the Trust should we be unable to reach an agreement with the Trust on the properties to be substituted. In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for a specified period after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for a specified period of time after, the lease term at the same terms and conditions pursuant to any third-party offer.

In addition, we are the managing, majority member in a joint venture with an unrelated third-party that operates Clive Behavioral Health, a 100-bed behavioral health care facility located in Clive, Iowa. The real property of this facility, which was completed and opened in late, 2020, is also leased from the Trust (annual rental of approximately $2.7 million, $2.6 million and $2.5 million during 2023, 2022 and 2021, respectively) pursuant to the lease terms as provided in the table below. In connection with the lease on this facility, the joint venture has the right to purchase the leased facility from the Trust at its appraised fair market value upon either of the following: (i) by providing notice at least 270 days prior to the end of the lease terms or any renewal terms, or; (ii)

upon 30 days' notice anytime within 12 months of a change of control of the Trust (UHS also has this right should the joint venture decline to exercise its purchase right). Additionally, the joint venture has rights of first offer to purchase the facility prior to any third-party sale.

The table below provides certain details for each of the hospitals leased from the Trust as of January 1, 2024:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2026	5	(a)
Wellington Regional Medical Center	$6,639,000	December, 2026	5	(b)
Aiken Regional Medical Center/Aurora Pavilion Behavioral Health Services	$4,072,000	December, 2033	35	(c)
Canyon Creek Behavioral Health	$1,841,000	December, 2033	35	(c)
Clive Behavioral Health	$2,775,000	December, 2040	50	(d)

(a)
We have one 5-year renewal option at existing lease rates (through 2031).
(b)
We have one 5-year renewal option at fair market value lease rates (through 2031). Upon the December 31, 2021 expiration of the lease on Wellington Regional Medical Center, a wholly-owned subsidiary of ours exercised its fair market value renewal option and renewed the lease for a 5-year term scheduled to expire on December 31, 2026. Effective January 1, 2024, the annual lease rate for this hospital is $6.6 million (there is no longer a bonus rental component of the lease payment). On each January 1st through 2026, the annual rent will increase by 2.50% on a cumulative and compounded basis.
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

In addition, certain of our subsidiaries are tenants in various medical office buildings (“MOBs”) and two free-standing emergency departments owned by the Trust or by limited liability companies in which the Trust holds 95% to 100% of the ownership interest.

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

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of Alan B. Miller (our Executive Chairman of the Board) and his wife. As a result of these agreements, as amended in October, 2016, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $28 million in premiums, and certain trusts owned by our Executive Chairman of the Board, would pay approximately $9 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than approximately $37 million representing the $28 million of aggregate premiums paid by us as well as the $9 million of aggregate premiums paid by the trusts. In connection with these policies, we paid approximately $1.0 million, net, in premium payments during 2023, 2022 and 2021.

In August, 2015, Marc D. Miller, our President and Chief Executive Officer and member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance. During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO. Also in connection with this GPO agreement, we received shares of restricted stock of Premier which vested ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO. During the third quarter of 2020, we entered into an agreement with Premier pursuant to the terms of which, among other things, our ownership interest in Premier was converted into shares of Class A Common Stock of Premier. We have elected to retain a portion of the previously vested shares of Premier, the market value of which is included in other assets on our consolidated balance sheets. Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier was $50 million as of December 31, 2023 and $78 million as of December 31, 2022. The $28 million decrease in market value of our vested Premier shares since December 31, 2021 was recorded as an unrealized loss and included in “Other (income) expense, net” in our consolidated statements of income for the year ended December 31, 2023. A $14 million decrease in the market value of our vested Premier shares during 2022 was recorded as an unrealized loss and included in “Other (income) expense, net” in our consolidated statements of income for the year ended December 31, 2022. A $14 million increase in the market value of our vested Premier shares during 2021 was recorded as an unrealized gain and included in “Other (income) expense, net” in our consolidated statements of income for the year ended December 31, 2021.

Additionally, we received cash dividends from Premier amounting to $1.9 million during 2023, $1.8 million during 2022 and $1.7 million during 2021, which are included in “Other (income) expense, net” in our consolidated statements of income.

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

The following table disaggregates our revenue by major source for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	For the year ended December 31, 2023
	Acute Care		Behavioral Health		Other	Total
Medicare	$1,297,084	16%	$310,321	5%		$1,607,405	11%
Managed Medicare	1,368,284	17%	345,771	6%		1,714,055	12%
Medicaid	638,986	8%	893,918	14%		1,532,904	11%
Managed Medicaid	716,380	9%	1,574,281	25%		2,290,661	16%
Managed Care (HMO and PPOs)	2,658,890	33%	1,552,304	25%		4,211,194	29%
UK Revenue	0	0%	761,124	12%		761,124	5%
Other patient revenue and adjustments, net	452,781	6%	528,422	9%		981,203	7%
Other non-patient revenue	948,997	12%	224,780	4%	9,653	1,183,430	8%
Total Net Revenue	$8,081,402	100%	$6,190,921	100%	$9,653	$14,281,976	100%

	For the year ended December 31, 2022
	Acute Care		Behavioral Health		Other	Total
Medicare	$1,289,425	17%	$326,337	6%		$1,615,762	12%
Managed Medicare	1,274,719	17%	285,870	5%		1,560,589	12%
Medicaid	719,870	9%	792,526	14%		1,512,396	11%
Managed Medicaid	757,488	10%	1,449,367	25%		2,206,855	16%
Managed Care (HMO and PPOs)	2,536,818	33%	1,476,136	26%		4,012,954	30%
UK Revenue	0	0%	684,594	12%		684,594	5%
Other patient revenue and adjustments, net	261,879	3%	483,763	8%		745,642	6%
Other non-patient revenue	806,550	11%	231,165	4%	22,863	1,060,578	8%
Total Net Revenue	$7,646,749	100%	$5,729,758	100%	$22,863	$13,399,370	100%

	For the year ended December 31, 2021
	Acute Care		Behavioral Health		Other	Total
Medicare	$1,292,205	18%	$361,914	7%		$1,654,119	13%
Managed Medicare	1,118,901	16%	244,061	4%		1,362,962	11%
Medicaid	539,741	8%	751,951	14%		1,291,692	10%
Managed Medicaid	618,727	9%	1,328,536	24%		1,947,263	15%
Managed Care (HMO and PPOs)	2,521,089	35%	1,435,938	26%		3,957,027	31%
UK Revenue	0	0%	687,725	12%		687,725	5%
Other patient revenue and adjustments, net	358,458	5%	484,742	9%		843,200	7%
Other non-patient revenue	659,133	9%	208,777	4%	30,219	898,129	7%
Total Net Revenue	$7,108,254	100%	$5,503,644	100%	$30,219	$12,642,117	100%

11) PENSION PLAN

We maintain contributory and non-contributory retirement plans for eligible employees. Our contributions to the contributory plan amounted to $73.9 million, $72.0 million and $69.8 million in 2023, 2022 and 2021, respectively. The non-contributory plan is a defined benefit pension plan which covers employees of one of our subsidiaries. The benefits are based on years of service and the employee’s highest compensation for any five years of employment. Our funding policy is to contribute annually at least the minimum amount that should be funded in accordance with the provisions of ERISA.

For defined benefit pension plans, the benefit obligation is the “projected benefit obligation”, the actuarial present value, as of December 31 measurement date, of all benefits attributed by the pension benefit formula to employee service rendered to that date. The amount of benefit to be paid depends on a number of future events incorporated into the pension benefit formula, including estimates of the average life of employees/survivors and average years of service rendered. It is measured based on assumptions concerning future interest rates and future compensation levels. The following table shows the reconciliation of the defined benefit pension plan as of December 31, 2023 and 2022:

	2023	2022
	(000s)
Change in plan assets:
Fair value of plan assets at beginning of year	$96,627	$127,360
Actual return (loss) on plan assets	8,779	(23,674)
Benefits paid	(6,417)	(6,448)
Administrative expenses	(574)	(611)
Fair value of plan assets at end of year	$98,415	$96,627
Change in benefit obligation:
Benefit obligation at beginning of year	$87,277	$116,034
Service cost	803	607
Interest cost	4,118	2,836
Benefits paid	(6,417)	(6,448)
Actuarial (gain) loss	(156)	(25,752)
Benefit obligation at end of year	$85,625	$87,277
Amounts recognized in the Consolidated Balance Sheet:
Other noncurrent assets	$12,790	$9,350
Total amounts recognized at end of year	$12,790	$9,350

	2023	2022	2021
	(000s)
Components of net periodic cost (benefit)
Service cost	$803	$607	$546
Interest cost	4,118	2,836	2,493
Expected return on plan assets	(4,195)	(4,335)	(4,490)
Net periodic cost	$726	$(892)	$(1,451)

	2023	2022
Measurement Dates
Benefit obligations	12/31/2023	12/31/2022
Fair value of plan assets	12/31/2023	12/31/2022

	2023	2022
Weighted average assumptions as of December 31
Discount rate	4.71%	4.91%
Rate of compensation increase	4.00%	4.00%

	2023	2022	2021
Weighted-average assumptions for net periodic benefit cost calculations
Discount rate	4.91%	2.52%	2.08%
Expected long-term rate of return on plan assets	4.50%	3.50%	3.50%
Rate of compensation increase	4.00%	4.00%	4.00%

The “accumulated benefit obligation” for our pension plan represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels. The accumulated benefit obligation for our plan was $85.6 million and $87.3 million as of December 31, 2023 and 2022, respectively. The fair value of plan assets exceeded the accumulated benefit obligation by $12.8 million and $9.4 million as of December 31, 2023 and 2022, respectively.

We estimate that there will be no net loss or prior service cost amortized from accumulated other comprehensive income during 2024.

The market values of our pension plan assets at December 31, 2023 and 2022, reported using net asset value as a practical expedient, by asset category are as follows (in thousands):

	2023	2022
Equities:
U.S. Large Cap	$5,423	$5,301
U.S. Mid Cap	1,480	1,451
U.S. Small Cap	1,491	1,452
International Developed	3,943	3,867
Emerging Markets	2,540	2,426
Fixed income:
Core Fixed Income	17,492	17,074
Long Duration Fixed Income	65,289	64,277
Cash/Currency:
Cash Equivalents	757	779
Total market value	$98,415	$96,627

To develop the expected long-term rate of return on plan assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

The following table shows expected benefit payments for the years 2024 through 2033 for our defined pension plan. There will be benefit payments under this plan beyond 2033.

Estimated Future Benefit Payments (000s)
2024	$6,752
2025	6,745
2026	6,714
2027	6,671
2028	6,601
2029-2033	31,330
Total	$64,813

	2023	2022
Plan Assets
Asset Category
Equity securities	15%	15%
Fixed income securities	84%	84%
Other	1%	1%
Total	100%	100%

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

	As of 12/31/2023	Permitted Range
Total Equity	15%	10-30%
Total Fixed Income	84%	70-90%
Other	1%	0-10%

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

2023	Acute Care Hospital Services	Behavioral Health Services (a.)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$44,687,035	$10,648,996	$—	$55,336,031
Gross outpatient revenues	$29,858,874	$1,087,595	$—	$30,946,469
Total net revenues	$8,081,402	$6,190,921	$9,653	$14,281,976
Income (loss) before allocation of corporate overhead and income taxes	$540,345	$1,083,680	$(683,599)	$940,426
Allocation of corporate overhead	$(266,413)	$(186,662)	$453,075	$0
Income (loss) after allocation of corporate overhead and before income taxes	$273,932	$897,018	$(230,524)	$940,426
Total assets	$6,201,235	$7,526,672	$239,695	$13,967,602

2022	Acute Care Hospital Services (b.)	Behavioral Health Services (a.)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$40,004,670	$10,116,566	$—	$50,121,236
Gross outpatient revenues	$24,813,718	$1,031,370	$—	$25,845,088
Total net revenues	$7,646,749	$5,729,758	$22,863	$13,399,370
Income (loss) before allocation of corporate overhead and income taxes	$429,664	$980,290	$(543,694)	$866,260
Allocation of corporate overhead	$(252,034)	$(179,936)	$431,970	$0
Income (loss) after allocation of corporate overhead and before income taxes	$177,630	$800,354	$(111,724)	$866,260
Total assets	$5,993,887	$7,277,293	$223,008	$13,494,188

2021	Acute Care Hospital Services	Behavioral Health Services (a.)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$36,522,155	$9,927,401	$—	$46,449,556
Gross outpatient revenues	$20,633,921	$1,013,547	$—	$21,647,468
Total net revenues	$7,108,254	$5,503,644	$30,219	$12,642,117
Income (loss) before allocation of corporate overhead and income taxes	$734,666	$1,025,557	$(466,910)	$1,293,313
Allocation of corporate overhead	$(233,298)	$(172,512)	$405,810	$0
Income (loss) after allocation of corporate overhead and before income taxes	$501,368	$853,045	$(61,100)	$1,293,313
Total assets	$5,534,912	$7,250,427	$308,204	$13,093,543

(a)
Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $761 million in 2023, $685 million in 2022 and $688 million in 2021. Total assets at our U.K. behavioral health care facilities were approximately $1.327 billion as of December 31, 2023, $1.235 billion as of December 31, 2022 and $1.351 billion as of December 31, 2021.
(b)
Included in our 2022 acute care hospital services operating segment income (loss) before allocation of corporate overhead and income taxes is a pre-tax $58 million provision for asset impairment charge to reduce the carrying value of real property assets.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at	Charges to	Balance
	beginning	costs and	at end
Valuation Allowance for Deferred Tax Assets:	of period	expenses	of period
Year ended December 31, 2023	$63,325	$9,342	$72,667
Year ended December 31, 2022	$62,356	$969	$63,325
Year ended December 31, 2021	$68,003	$(5,647)	$62,356