Form 10-Q
period 2024-03-31
UNIVERSAL HEALTH SERVICES INC
filed 2024-05-08
CIK 352915

a-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of April 30, 2024:

Class A	6,577,100
Class B	59,677,618
Class C	661,688
Class D	12,802

UNIVERSAL HEALTH SERVICES, INC.

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2024. This Report modifies and supersedes documents filed prior to this Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Report.

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

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2024	2023
Net revenues	$3,843,582	$3,467,518
Operating charges:
Salaries, wages and benefits	1,842,624	1,753,335
Other operating expenses	1,032,170	878,951
Supplies expense	403,573	379,989
Depreciation and amortization	141,003	141,621
Lease and rental expense	35,450	34,922
	3,454,820	3,188,818
Income from operations	388,762	278,700
Interest expense, net	52,826	50,876
Other (income) expense, net	(150)	13,723
Income before income taxes	336,086	214,101
Provision for income taxes	70,264	51,726
Net income	265,822	162,375
Less: Net income (loss) attributable to noncontrolling interests	3,988	(740)
Net income attributable to UHS	$261,834	$163,115

Basic earnings per share attributable to UHS	$3.90	$2.31
Diluted earnings per share attributable to UHS	$3.82	$2.28

Weighted average number of common shares - basic	67,204	70,535
Add: Other share equivalents	1,278	952
Weighted average number of common shares and equivalents - diluted	68,482	71,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended March 31,
	2024	2023
Net income	$265,822	$162,375
Other comprehensive income (loss):
Foreign currency translation adjustment	(973)	4,198
Other	17	0
Other comprehensive income (loss) before tax	(956)	4,198
Income tax expense (benefit) related to items of other comprehensive income (loss)	420	(424)
Total other comprehensive (loss) income, net of tax	(1,376)	4,622
Comprehensive income	264,446	166,997
Less: Comprehensive income (loss) attributable to noncontrolling interests	3,988	(740)
Comprehensive income attributable to UHS	$260,458	$167,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$112,093	$119,439
Accounts receivable, net	2,299,425	2,238,265
Supplies	216,058	216,988
Other current assets	243,352	236,658
Total current assets	2,870,928	2,811,350

Property and equipment	11,955,109	11,777,047
Less: accumulated depreciation	(5,770,371)	(5,652,518)
	6,184,738	6,124,529
Other assets:
Goodwill	3,928,120	3,932,407
Deferred income taxes	94,853	85,626
Right of use assets-operating leases	422,268	433,962
Deferred charges	6,871	6,974
Other	538,354	572,754
Total Assets	$14,046,132	$13,967,602

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$127,477	$126,686
Accounts payable and other liabilities	1,830,178	1,813,015
Operating lease liabilities	71,014	71,600
Federal and state taxes	46,667	2,046
Total current liabilities	2,075,336	2,013,347

Other noncurrent liabilities	551,257	584,007
Operating lease liabilities noncurrent	374,380	382,559
Long-term debt	4,734,328	4,785,783

Redeemable noncontrolling interests	4,987	5,191

Equity:
UHS common stockholders’ equity	6,256,697	6,149,001
Noncontrolling interest	49,147	47,714
Total equity	6,305,844	6,196,715
Total Liabilities and Stockholders’ Equity	$14,046,132	$13,967,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months ended March 31, 2024

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2024	$5,191	$66	$599	$7	$0	$(659,890)	$6,798,930	$9,289	$6,149,001	$47,714	$6,196,715
Common Stock
Issued/(converted)	—	—	10	—	—	—	3,401	—	3,411	—	3,411
Repurchased, including excise tax	—	—	(9)	—	—	—	(162,082)	—	(162,091)	—	(162,091)
Restricted share-based compensation expense	—	—	—	—	—	—	5,100	—	5,100	—	5,100
Dividends paid and accrued	—	—	—	—	—	(13,546)		—	(13,546)	—	(13,546)
Stock option expense	—	—	—	—	—	—	14,381	—	14,381	—	14,381
Distributions to noncontrolling interests	(649)	—	—	—	—	—	—	—	—	(3,831)	(3,831)
Purchase (sale) of ownership interests by (from) minority members	—	—	—	—	—	—	—	—	—	1,721	1,721
Comprehensive income:								—
Net income (loss) to UHS / noncontrolling interests	445	—	—	—	—	—	261,834	—	261,834	3,543	265,377
Other		—	—	—	—	—	(17)	17	—	—	—
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	(1,393)	(1,393)	—	(1,393)
Subtotal - comprehensive income	445	—	—	—	—	—	261,817	(1,376)	260,441	3,543	263,984
Balance, March 31, 2024	$4,987	$66	$600	$7	$0	$(673,436)	$6,921,547	$7,913	$6,256,697	$49,147	$6,305,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months ended March 31, 2023

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2023	$4,695	$66	$637	$7	$0	$(604,127)	$6,533,667	$(9,668)	$5,920,582	$44,768	$5,965,350
Common Stock
Issued/(converted)	—	—	3	—	—	—	3,092	—	3,095	—	3,095
Repurchased, including excise tax	—	—	(7)	—	—	—	(85,819)	—	(85,826)	—	(85,826)
Restricted share-based compensation expense	—	—	—	—	—	—	4,494	—	4,494	—	4,494
Dividends paid and accrued	—	—	—	—	—	(14,199)	—	—	(14,199)	—	(14,199)
Stock option expense	—	—	—	—	—	—	16,225	—	16,225	—	16,225
Acquisition of noncontrolling interest in majority owned business	—	—	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(750)	—	—	—	—	—	—	—	—	(3,395)	(3,395)
Purchase (sale) of ownership interests by (from) minority members	—	—	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net income (loss) to UHS / noncontrolling interests	324	—	—	—	—	—	163,115	—	163,115	(1,064)	162,051
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	4,622	4,622	—	4,622
Subtotal - comprehensive income	324	—	—	—	—	—	163,115	4,622	167,737	(1,064)	166,673
Balance, March 31, 2023	$4,269	$66	$633	$7	$0	$(618,326)	$6,634,774	$(5,046)	$6,012,108	$40,309	$6,052,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Three months ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$265,822	$162,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	141,003	141,621
Gain on sale of assets and businesses	(3,725)	(295)
Stock-based compensation expense	19,630	20,964
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(74,446)	(15,723)
Accrued interest	3,453	(662)
Accrued and deferred income taxes	72,193	46,576
Other working capital accounts	(33,291)	(119,605)
Medicare accelerated payments and deferred CARES Act and other grants	-	136
Other assets and deferred charges	(20,307)	24,727
Other	8,897	7,030
Accrued insurance expense, net of commercial premiums paid	51,112	42,545
Payments made in settlement of self-insurance claims	(33,935)	(18,936)
Net cash provided by operating activities	396,406	290,753

Cash Flows from Investing Activities:
Property and equipment additions	(208,539)	(168,752)
Proceeds received from sales of assets and businesses	5,428	9,259
Inflows (outflows) from foreign exchange contracts that hedge our net U.K. investment	8,319	(18,818)
Decrease in capital reserves of commercial insurance subsidiary	155	-
Net cash used in investing activities	(194,637)	(178,311)

Cash Flows from Financing Activities:
Repayments of long-term debt	(63,905)	(16,489)
Additional borrowings, net	12,038	11,300
Financing costs	-	(292)
Repurchase of common shares	(142,084)	(85,039)
Dividends paid	(13,601)	(14,214)
Issuance of common stock	3,241	2,988
Profit distributions to noncontrolling interests	(4,480)	(4,145)
Purchase of ownership interests from minority members	(156)	-
Net cash used in financing activities	(208,947)	(105,891)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(492)	1,650

(Decrease) increase in cash, cash equivalents and restricted cash	(7,670)	8,201
Cash, cash equivalents and restricted cash, beginning of period	214,470	200,837
Cash, cash equivalents and restricted cash, end of period	$206,800	$209,038

Supplemental Disclosures of Cash Flow Information:
Interest paid	$48,116	$50,279
Income taxes paid, net of refunds	$2,671	$2,360
Noncash purchases of property and equipment	$60,125	$61,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended March 31, 2024. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

The condensed consolidated interim financial statements include the accounts of our majority-owned subsidiaries and partnerships and limited liability companies controlled by us, or our subsidiaries, as managing general partner or managing member. The condensed consolidated interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments (consisting only of normal recurring adjustments) which, in our opinion, are necessary to fairly state results for the interim periods. Certain information and footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, significant accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

(2) Relationship with Universal Health Realty Income Trust and Other Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At March 31, 2024, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. The advisory agreement was renewed by the Trust for 2024 at the same rate in place for 2023, 2022 and 2021, providing for an advisory fee computation at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $1.3 million during each of the three-month periods ended March 31, 2024 and 2023.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust was approximately $300,000 during each of the three-month periods ended March 31, 2024 and 2023, and is included in other (income) expense, net, on the accompanying consolidated statements of income for each period. We received dividends from the Trust amounting to $571,000 and $563,000 during the three-month periods ended March 31, 2024 and 2023, respectively. The carrying value of our investment in the Trust was approximately $6.7 million and $7.0 million at March 31, 2024 and December 31, 2023, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of our investment in the Trust was $28.9 million at March 31, 2024 and $34.1 million at December 31, 2023, based on the closing price of the Trust’s stock on the respective dates.

The Trust commenced operations in 1986 by purchasing certain properties from us and immediately leasing the properties back to our respective subsidiaries. The base rents are paid monthly and the bonus rent, which as of January 1, 2022 is applicable only to McAllen Medical Center, is computed and paid on a quarterly basis, based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. The leases with those subsidiaries are unconditionally guaranteed by us and are cross-defaulted with one another.

On December 31, 2021, we entered into an asset purchase and sale agreement with the Trust, which was amended during the first quarter of 2022, pursuant to the terms of which: (i) a wholly-owned subsidiary of ours purchased from the Trust the real estate assets of the Inland Valley Campus of Southwest Healthcare System located in Wildomar, California, at its fair market value; (ii) two wholly-owned subsidiaries of ours transferred to the Trust, at their respective fair-market values, the real estate assets of Aiken Regional Medical Center (“Aiken”), located in Aiken, South Carolina (which includes a 211-bed acute care hospital and a 62-bed behavioral health facility), and Canyon Creek Behavioral Health (“Canyon Creek”), located in Temple, Texas, and; (iii) we received approximately $4.1 million in cash from the Trust.

As a result of the purchase options within the lease agreements for Aiken and Canyon Creek, the asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP. We have accounted for the asset exchange and substitution transaction with the Trust as a financing arrangement and, since we did not derecognize the real property related to Aiken and Canyon Creek, we will continue to depreciate the assets. Our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 reflects a financial liability of $76.6 million and $77.5 million, respectively, which is included in debt, for the fair value of real estate assets that we exchanged as part of the transaction. Our monthly lease payments payable to the Trust will be recorded to interest expense and as a reduction to the outstanding financial liability. The amount allocated to interest expense is determined using our incremental borrowing rate and is based on the outstanding financial liability.

The aggregate rent payable to the Trust in connection with the leases on McAllen Medical Center, Wellington Regional Medical Center, Aiken Regional Medical Center and Canyon Creek Behavioral Health was approximately $5 million during each of the three months ended March 31, 2024 and 2023.

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

In addition, we are the managing, majority member in a joint venture with an unrelated third-party that operates Clive Behavioral Health, a 100-bed behavioral health care facility located in Clive, Iowa. The real property of this facility, which was completed and opened in late 2020, is also leased from the Trust (annual rental of approximately $2.8 million and $2.7 million during 2024 and 2023, respectively) pursuant to the lease terms as provided in the table below. In connection with the lease on this facility, the joint venture has the right to purchase the leased facility from the Trust at its appraised fair market value upon either of the following: (i) by providing notice at least 270 days prior to the end of the lease terms or any renewal terms, or; (ii) upon 30 days' notice anytime within 12 months of a change of control of the Trust (UHS also has this right should the joint venture decline to exercise its purchase right). Additionally, the joint venture has rights of first offer to purchase the facility prior to any third-party sale.

The table below provides certain details for each of the hospitals leased from the Trust as of March 31, 2024:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2026	5	(a)
Wellington Regional Medical Center	$6,639,000	December, 2026	5	(b)
Aiken Regional Medical Center/Aurora Pavilion Behavioral Health Services	$4,072,000	December, 2033	35	(c)
Canyon Creek Behavioral Health	$1,841,000	December, 2033	35	(c)
Clive Behavioral Health Hospital	$2,775,000	December, 2040	50	(d)

(a)
We have one 5-year renewal option at existing lease rates (through 2031).
(b)
We have one 5-year renewal option at fair market value lease rates (through 2031). Upon the December 31, 2021 expiration of the lease on Wellington Regional Medical Center, a wholly-owned subsidiary of ours exercised its fair market value renewal option and renewed the lease for a 5-year term scheduled to expire on December 31, 2026. On each January 1st through 2026, the annual rent will increase by 2.5% on a cumulative and compounded basis.
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

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of Alan B. Miller (our Executive Chairman of the Board) and his wife. As a result of these agreements, as amended in October, 2016, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $28 million in premiums, and certain trusts owned by our Executive Chairman of the Board, would pay approximately $9 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than approximately $37 million representing the $28 million of aggregate premiums paid by us as well as the $9 million of aggregate premiums paid by the trusts. In connection with these policies, we will pay/we paid approximately $1.0 million, net, in premium payments during 2024 and 2023.

In August, 2015, Marc D. Miller, our President and Chief Executive Officer and member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance. During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO. Also in connection with this GPO agreement, we received shares of restricted stock of Premier which vested ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO. During the third quarter of 2020, we entered into an agreement with Premier pursuant to the terms of which, among other things, our ownership interest in Premier was converted into shares of Class A Common Stock of Premier. We have elected to retain a portion of the previously vested shares of Premier, the market value of which is included in other assets on our condensed consolidated balance sheets. Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier was approximately $49 million and $50 million as of March 31, 2024 and December 31, 2023, respectively. The change in market value of our Premier shares since December 31, 2023 was recorded as an unrealized gain and included in “Other (income) expense, net” in our condensed consolidated statements of income for the three-month period ended March 31, 2024. Additionally, we received cash dividends from Premier amounting to approximately $470,000 for each of the three-month periods ended March 31, 2024 and 2023 which are included in “Other (income) expense, net” in our condensed consolidated statements of income.

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

As of March 31, 2024, outside owners held noncontrolling, minority ownership interests of: (i) approximately 7% in an acute care facility located in Texas; (ii) 49%, 20%, 30%, 20%, 25%, 48% and 26% in seven behavioral health care facilities located in Arizona, Pennsylvania, Ohio, Washington, Missouri, Iowa and Michigan, respectively, and; (iii) approximately 5% in an acute care facility located in Nevada. The noncontrolling interest and redeemable noncontrolling interest balances of $49 million and $5 million, respectively, as of March 31, 2024, consist primarily of the third-party ownership interests in these hospitals.

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

As of March 31, 2024, our Credit Agreement provided for the following:

•
a $1.2 billion aggregate amount revolving credit facility that is scheduled to mature in August, 2026 (which, as of March 31, 2024, had $733 million of aggregate available borrowing capacity net of $463 million of outstanding borrowings and $3 million of letters of credit), and;
•
a tranche A term loan facility with $2.23 billion of outstanding borrowings as of March 31, 2024.

The tranche A term loan facility provides for installment payments of $30.0 million per quarter through June, 2026. The unpaid principal balance at June 30, 2026 is payable on the August 24, 2026 scheduled maturity date of the Credit Agreement.

Revolving credit and tranche A term loan borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month term SOFR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month term SOFR rate plus 0.1% (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625%. As of March 31, 2024, the applicable margins were 0.50% for ABR-based loans and 1.50% for SOFR-based loans under the revolving credit and term loan A facilities. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, if sold to a receivables facility pursuant to the Credit Agreement, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens, indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of March 31, 2024 and December 31, 2023.

As of March 31, 2024, we had combined aggregate principal of $2.0 billion from the following senior secured notes:

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

As discussed in Note 2 to the Consolidated Financial Statements-Relationship with Universal Health Realty Income Trust and Other Related Party Transactions, on December 31, 2021, we (through wholly-owned subsidiaries of ours) entered into an asset purchase and sale agreement with Universal Health Realty Income Trust (the “Trust”). Pursuant to the terms of the agreement, which was amended during the first quarter of 2022, we, among other things, transferred to the Trust, the real estate assets of Aiken Regional Medical Center (“Aiken”) and Canyon Creek Behavioral Health (“Canyon Creek”). In connection with this transaction, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases, as amended, (with the Trust as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. As a result of our purchase option within the Aiken and Canyon Creek lease agreements, this asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust are recorded to interest expense and as a reduction of the outstanding financial liability, and the amount allocated to interest expense is determined based upon our incremental borrowing rate and the outstanding financial liability. In connection with this transaction, our consolidated balance sheets at March 31, 2024 and December 31, 2023 reflect financial liabilities, which are included in debt, of approximately $77 million as of each date.

At March, 2024, the carrying value and fair value of our debt were approximately $4.9 billion and $4.6 billion, respectively. At December 31, 2023, the carrying value and fair value of our debt were approximately $4.9 billion and $4.6 billion, respectively. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Foreign Currency Forward Exchange Contracts:

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. In connection with these forward exchange contracts, we recorded net cash inflows of $8 million during the three-month period ended March 31, 2024 and net cash outflows of $19 million during the three-month period ended March 31, 2023.

Derivatives Hedging Relationships:

The following table presents the effects of our foreign currency forward exchange contracts on our results of operations for the three-month periods ended March 31, 2024 and 2023 (in thousands):

	Gain/(Loss) recognized in AOCI
	Three months ended
	March 31,	March 31,
	2024	2023
Net Investment Hedge relationships
Foreign currency forward exchange contracts	$9,897	$(22,144)

No other gains or losses were recognized in income related to derivatives in Subtopic 815-20.

Cash, Cash Equivalents and Restricted Cash:

Cash, cash equivalents, and restricted cash as reported in the condensed consolidated statements of cash flows are presented separately on our condensed consolidated balance sheets as follows (in thousands):

	March 31,	March 31,	December 31,
	2024	2023	2023
Cash and cash equivalents	$112,093	$109,969	$119,439
Restricted cash (a)	94,707	99,069	95,031
Total cash, cash equivalents and restricted cash	$206,800	$209,038	$214,470

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
•
Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	March 31, 2024	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$110,856	Other noncurrent assets	$110,856
Certificates of deposit	2,201	Other noncurrent assets		2,201
Equity securities	49,342	Other noncurrent assets	49,342
Deferred compensation assets	46,163	Other noncurrent assets	46,163
	$208,562		$206,361	$2,201	-
Liabilities:
Foreign currency exchange contracts	$333	Accounts payable and other liabilities		$333
Deferred compensation liability	46,163	Other noncurrent liabilities	46,163
	$46,496		$46,163	$333	-

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2023	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$111,129	Other noncurrent assets	$111,129
Certificates of deposit	2,300	Other noncurrent assets		2,300
Equity securities	49,923	Other noncurrent assets	49,923
Deferred compensation assets	43,060	Other noncurrent assets	43,060
	$206,412		$204,112	$2,300	-
Liabilities:
Foreign currency exchange contracts	$1,911	Accounts payable and other liabilities		$1,911
Deferred compensation liability	43,060	Other noncurrent liabilities	43,060
	$44,971		$43,060	$1,911	-

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

(6) Commitments and Contingencies

Professional and General Liability, Workers’ Compensation Liability

The vast majority of our subsidiaries are self-insured for professional and general liability exposure up to: (i) $20 million for professional liability and $3 million for general liability per occurrence in 2024, 2023, 2022 and 2021; (ii) $10 million and $3 million per occurrence in 2020; (iii) $5 million and $3 million per occurrence, respectively, during 2019, 2018 and 2017, and; (iv) $10 million and $3 million per occurrence, respectively, prior to 2017.

These subsidiaries are provided with several excess policies through commercial insurance carriers which provide for coverage in excess of the applicable per occurrence and aggregate self-insured retention or underlying policy limits up to approximately $175 million in 2024; $165 million in 2023; $162 million in 2022; $155 million in 2021 and $250 million during each of 2014 through 2020. In addition, from time to time based upon marketplace conditions, we may elect to purchase additional commercial coverage for certain of our facilities or businesses. Our behavioral health care facilities located in the U.K. have policies through a commercial insurance carrier located in the U.K. that provides for £16 million of professional liability coverage, and £25 million of general liability coverage. The commercial insurance limits indicated above for each policy year may have been reduced due to payment of covered claims or suits, subject to the policy terms and conditions.

As disclosed below in Legal Proceedings, on March 28, 2024, a jury returned a verdict for compensatory damages of $60 million and punitive damages of $475 million and a related judgment was entered against The Pavilion Behavioral Health System (the “Pavilion”), an indirect subsidiary of ours. We are uncertain as to the ultimate financial exposure related to the Pavilion matter (which relates to a 2020 occurrence) and we can make no assurances regarding its outcome, or the amount of damages that may be ultimately held recoverable after post-judgment proceedings and appeal. While the Pavilion has general and professional liability insurance to cover a portion of these amounts, the resolution of the Pavilion matter may have a material adverse effect on the Company. As of March 31, 2024, without reduction for any potential amounts related to the Pavilion matter, the Company and its subsidiaries have aggregate insurance coverage of approximately $221 million remaining under commercial policies for matters applicable to the 2020 policy year (in excess of the applicable self-insured retention amounts of $10 million per occurrence for professional liability claims and $3 million per occurrence for general liability claims). In the event the resolution of the Pavilion matter exhausts all or a significant portion of the remaining commercial insurance coverage available to the Company and its subsidiaries related to other matters that occurred in 2020, or the Pavilion matter causes the posting of a large bond or other collateral during an appeal process, our future results of operations and capital resources could be materially adversely impacted.

As of March 31, 2024, the total net accrual for our professional and general liability claims was $447 million, of which $70 million was included in current liabilities. As of December 31, 2023, the total net accrual for our professional and general liability claims was $431 million, of which $70 million was included in current liabilities.

As a result of unfavorable trends experienced during the last several years, our results of operations included pre-tax increases to our reserves for self-insured professional and general liability claims amounting to $7 million during the first quarter of 2024, $25 million during 2023 ($20 million and $5 million recorded during the second and third quarters of 2023, respectively) and $16 million during 2022. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimates of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Given our significant self-insured exposure for professional and general liability claims, there can be no assurance that a sharp increase in the number and/or severity of claims asserted against us will not have a material adverse effect on our future results of operations.

As of March 31, 2024, the total accrual for our workers’ compensation liability claims was $132 million, $55 million of which was included in current liabilities. As of December 31, 2023, the total accrual for our workers’ compensation liability claims was $130 million, $55 million of which was included in current liabilities. As a result of favorable trends experienced in prior years, included in our results of operations during the full year of 2023, was a pre-tax decrease to our reserves for self-insured workers' compensation liability claims of approximately $10 million (recorded during the second quarter of 2023).

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

Property Insurance

We have commercial property insurance policies for our properties, covering the period of June 1, 2023 to June 1, 2024, providing property and business interruption coverage for losses in excess of $25 million per occurrence or per location (as applicable based upon the event) up to a $1 billion annual policy limitation for certain catastrophic events or perils. These commercial policies provide for coverage of up to $250 million of annual aggregate coverage for losses resulting from windstorm damage. Losses resulting from named windstorms are subject to deductibles between 3% and 5% of the total insurable value of the property. In addition, we have commercial property insurance policies covering catastrophic losses resulting from earthquake and flood damage, each subject to aggregated loss limits (as opposed to per occurrence losses). Commercially insured earthquake coverage for our facilities is subject to various deductibles and limitations including: (i) $100 million limitation for our facilities located in California, New Madrid Seismic Zone, Pacific Northwest Seismic Zone, Alaska and various counties in Nevada; (ii) $100 million limitation for our facilities located in fault zones within the United States; (iii) $40 million limitation for our facilities located in Puerto Rico, and; (iv) $250 million limitation for many of our facilities located in other states. Our commercially insured flood coverage has a limit of $100 million annually. There is also a $10 million sublimit for one of our facilities located in Houston, Texas, and a $1 million sublimit for our facilities located in Puerto Rico. Property insurance for our behavioral health facilities located in the U.K. are provided on an all risk basis up to a £1.5 billion policy limit, with coverage caps per location, that includes coverage for real and personal property as well as business interruption losses.

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

Commitment to Develop, Lease and Operate an Acute Care Hospital in Washington, D.C.

During 2020, we entered into various agreements with the District of Columbia (the “District”) related to the development, leasing and operation of an acute care hospital and certain other facilities/structures on land owned by the District (“District Facilities”). The agreements contemplate that we will serve as manager for development and construction of the District Facilities on behalf of the District, with a projected aggregate cost of approximately $439 million, approximately $229 million of which was incurred as of March 31, 2024, which will be entirely funded by the District. Construction of the District Facilities is expected to be completed during 2025.

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

Additionally, we have committed to expend no less than $75 million (approximately $5 million of which has been incurred as of March 31, 2024), over a projected 12-year period, in healthcare infrastructure including expenditures related to the District Facilities as well as other healthcare related expenditures in certain specified areas of Washington, D.C. Pursuant to the agreements, the District is entitled to certain termination fees and other amounts as specified in the agreements in the event we, within certain specified periods of time, cease to operate the acute care hospital or there is a transfer of control of us or our subsidiary operating the hospital.

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

The laws and regulations governing the healthcare industry are complex covering, among other things, government healthcare participation requirements, licensure, certification and accreditation, privacy of patient information, reimbursement for patient services as well as fraud and abuse compliance. These laws and regulations are constantly evolving and expanding. Further, the original Patient Protection and Affordable Care Act, as amended by the Health and Education Reconciliation Act, has added additional obligations on healthcare providers to report and refund overpayments by government healthcare programs and authorizes the suspension of Medicare and Medicaid payments “pending an investigation of a credible allegation of fraud.” We monitor our business and have developed an ethics and compliance program with respect to these complex laws, rules and regulations. Although we believe our policies, procedures and practices comply with government regulations, there is no assurance that we will not be faced with the sanctions referenced above which include fines, penalties and/or substantial damages, repayment obligations, payment suspensions, licensure revocation, and expulsion from government healthcare programs. Even if we were to ultimately prevail in any action brought against us or our facilities or in responding to any inquiry, such action or inquiry could have a material adverse effect on us.

Certain legal matters are described below:

Knight v. Miller, et. al.

In July 2021, a shareholder derivative lawsuit was filed by plaintiff, Robin Knight, in the Chancery Court in Delaware against the members of the Board of Directors of the Company as well as certain officers (C.A. No.: 2021-0581-SG). The Company was named as a nominal defendant. The lawsuit alleges that in March 2020 stock options were awarded with exercise prices that did not reflect the Company’s fundamentals and business prospects, and in anticipation of future market rebound resulting in excessive gains. The lawsuit makes claims of breaches of fiduciary duties, waste of corporate assets, and unjust enrichment. The lawsuit seeks monetary damages allegedly incurred by the Company, disgorgement of the March 2020 stock awards as well as any proceeds derived therefrom and unspecified equitable relief. Defendants deny the allegations. We filed a motion to dismiss the complaint and the court granted part and denied part of our motion. During the third quarter of 2022, we reached a preliminary settlement, which would not have had a material impact on our consolidated financial statements. The settlement required court approval which the court declined to provide. Our Board of Directors authorized the formation of a Special Litigation Committee ("SLC") to review the matter and determine whether it is in the best interests of the Company to pursue this claim. The court stayed the litigation until April 15, 2024 while the SLC conducted their review. According to the SLC’s status letter to the Court of Chancery, dated April 15, 2024, after a thorough examination of documentary evidence, interviews with relevant persons, and a review of the applicable law, the SLC has determined that the claims asserted in the shareholder derivative lawsuit do not have merit and that pursuing them would not be in the interest of the Company. The SLC further advised the Court that the SLC has concluded that the claims should be dismissed. Currently, the SLC is conferring with the parties to the action about the appropriate next steps. We are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

Disproportionate Share Hospital Payment Matter:

In late September, 2015, many hospitals in Pennsylvania, including certain of our behavioral health care hospitals located in the state, received letters from the Pennsylvania Department of Human Services (the “Department”) demanding repayment of allegedly excess Medicaid Disproportionate Share Hospital payments (“DSH”), primarily consisting of managed care payments characterized as DSH payments, for the federal fiscal year (“FFY”) 2011 amounting to approximately $4 million in the aggregate. Since that time, certain of our behavioral health care hospitals in Pennsylvania have received similar requests for repayment for alleged DSH overpayments for FFYs 2012 through 2015. For FFY 2012, the claimed overpayment amounts to approximately $4 million. For FY 2013, FY 2014 and FY 2015 the initial claimed overpayments and attempted recoupment by the Department were approximately $7 million, $8 million and $7 million, respectively. The Department has agreed to a change in methodology which, upon confirmation of the underlying data being accepted by the Department, could reduce the initial claimed overpayments for FY 2013, FY 2014 and FY 2015 to approximately $2 million, $2 million and $3 million, respectively. We filed administrative appeals for all of our facilities contesting the recoupment efforts for FFYs 2011 through 2015 as we believe the Department’s calculation methodology is inaccurate and conflicts with applicable federal and state laws and regulations. The Department agreed to postpone the recoupment of the state’s share for FFY 2011 to 2013 until all hospital appeals are resolved but recouped the federal share. For FFY 2014 and FFY 2015, the Department initiated the recoupment of the alleged overpayments (both federal and state shares). Starting in FY 2016, the first full fiscal year after the January 1, 2015 effective date of Medicaid expansion in Pennsylvania, the Department no longer characterized managed care payments received by the hospitals as DSH payments. While the administrative appeals on the disputed DSH payments remain pending, we are in continued settlement discussions with the Department. As a part of these discussions, we have presented certain calculation errors that we believe, if corrected, could materially reduce the alleged overpayments. We can provide no assurance that we will ultimately be successful in our legal and administrative appeals related to the Department’s repayment demands and are unable to assess liability or damages with certainty at this time. If our legal and administrative appeals are unsuccessful, our future consolidated results of operations and financial condition could be adversely impacted by these repayments.

Rachel Capriglione, as natural mother and Next Friend of A.T., a minor, Plaintiff, v. The Pavilion Foundation d/b/a The Pavilion Behavioral Health System

As previously reported on Form 8-K as filed on April 1, 2024, the Pavilion Behavioral Health System (the “Pavilion”), an indirect subsidiary of the Company, is a defendant in a lawsuit filed in Champaign County, Illinois, relating to the sexual assault of one minor patient by another minor patient in 2020. Plaintiff asserted claims of negligence and misrepresentation. The Pavilion denied any liability.

The case went to trial in March of 2024. On March 28, 2024, a jury returned a verdict for compensatory damages of $60 million and punitive damages of $475 million. Based on a search of verdicts in comparable cases, the magnitude of this verdict was unexpected and is unprecedented for a single-plaintiff injury case of this type in Champaign County, Illinois. The Pavilion is evaluating all legal options and intends to challenge this verdict in post-judgment trial court proceedings and on appeal.

We are uncertain as to the ultimate financial exposure related to the Pavilion matter and we can make no assurances regarding its outcome, or the amount of damages that may be held recoverable after post-judgment proceedings and appeal. While the Pavilion has general and professional liability insurance to cover a portion of these amounts, in the event the resolution of the Pavilion matter exceeds the remaining commercial insurance coverage available, or the Pavilion matter causes the posting of a large bond or other collateral during an appeal process, our future results of operations and capital resources could be materially adversely impacted.

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

(7) Segment Reporting

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including, but not limited to, information technology, purchasing, reimbursement, accounting and finance, taxation, legal, advertising and design and construction. The chief operating decision making group for our acute care services and behavioral health care services is comprised of our Chief Executive Officer and the Presidents of each operating segment. The Presidents for each operating segment also manage the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2023. The corporate overhead allocations, as reflected below, are utilized for internal reporting purposes and are comprised of each period’s projected corporate-level operating expenses (excluding interest expense). The overhead expenses are captured and allocated directly to each segment, to the extent possible, based upon each segment’s respective percentage of total operating expenses.

	Three months ended March 31, 2024
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$12,910,102	$2,754,684		$15,664,786
Gross outpatient revenues	$8,346,289	$278,528		$8,624,817
Total net revenues	$2,185,081	$1,656,067	$2,434	$3,843,582
Income/(loss) before allocation of corporate overhead and income taxes	$205,468	$319,938	$(189,320)	$336,086
Allocation of corporate overhead	$(64,846)	$(46,935)	$111,781	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$140,622	$273,003	$(77,539)	$336,086
Total assets as of March 31, 2024	$6,336,429	$7,534,702	$175,001	$14,046,132

	Three months ended March 31, 2023
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$11,401,491	$2,627,990		$14,029,481
Gross outpatient revenues	$7,296,116	$272,371		$7,568,487
Total net revenues	$1,973,532	$1,490,489	$3,497	$3,467,518
Income/(loss) before allocation of corporate overhead and income taxes	$133,296	$266,356	$(185,551)	$214,101
Allocation of corporate overhead	$(67,262)	$(46,642)	$113,904	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$66,034	$219,714	$(71,647)	$214,101
Total assets as of March 31, 2023	$6,001,135	$7,343,276	$211,548	$13,555,959

(a)
Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $208 million and $168 million for the three-month periods ended March 31, 2024 and 2023, respectively. Total assets at our U.K. behavioral health care facilities were approximately $1.336 billion and $1.265 billion as of March 31, 2024 and 2023, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2024	2023
Basic and Diluted:
Net income attributable to UHS	$261,834	$163,115
Less: Net income attributable to unvested restricted share grants	(45)	(129)
Net income attributable to UHS – basic and diluted	$261,789	$162,986

Weighted average number of common shares - basic	67,204	70,535
Net effect of dilutive stock options and grants based on the treasury stock method	1,278	952
Weighted average number of common shares and equivalents - diluted	68,482	71,487
Earnings per basic share attributable to UHS:	$3.90	$2.31
Earnings per diluted share attributable to UHS:	$3.82	$2.28

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 1.3 million for the three months ended March 31, 2024 and 5.1 million for the three months ended March 31, 2023. All classes of our common stock have the same dividend rights.

Stock-Based Compensation:

During the three-month periods ended March 31, 2024 and 2023, pre-tax compensation costs of $14.4 million and $16.2 million, respectively, was recognized related to outstanding stock options. In addition, during the three-month periods ended March 31, 2024 and 2023, pre-tax compensation cost of approximately $5.1 million and $4.5 million, respectively, was recognized related to restricted stock awards, restricted stock units and performance based restricted stock units. As of March 31, 2024 there was approximately $236.3 million of unrecognized compensation cost related to unvested options, restricted stock awards, restricted stock units and performance based restricted stock units which is expected to be recognized over the remaining weighted average vesting period of 2.9 years. There were 3,000 stock options granted during the first three months of 2024 under the 2020 Stock Incentive Plan with a weighted-average grant date fair value of $44.58 per option. There were an aggregate of 545,810 restricted units granted during the first three months of 2024 under the 2020 Stock Incentive Plan, including 63,362 performance based restricted stock units, with a weighted-average grant date fair value of $180.77 per share.

The expense associated with stock-based compensation arrangements is a non-cash charge. In the condensed consolidated statements of cash flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $19.6 million and $21.0 million during the three-month periods ended March 31, 2024 and 2023, respectively.

(9) Dispositions and acquisitions

Three-month period ended March 31 2024:

Acquisitions:

During the first three months of 2024, there were no acquisitions.

Divestitures:

During the first three months of 2024, we received $5 million from the sales of assets and businesses.

Three-month period ended March 31, 2023:

Acquisitions:

During the first three months of 2023, there were no acquisitions.

Divestitures:

During the first three months of 2023, we received $9 million from the sales of assets and businesses.

(10) Dividends

We declared and paid dividends of $13.6 million, or $.20 per share, during the first quarter of 2024 and $14.2 million, or $.20 per share, during the first quarter of 2023. Included in the amounts above were dividend equivalents applicable to unvested restricted stock units which were accrued during 2024 and 2023 and will be, or were, paid upon vesting of the restricted stock unit.

(11) Income Taxes

Our effective income tax rates were 20.9% and 24.2% during the three-month periods ended March 31, 2024, and 2023, respectively. The decrease in our effective tax rate during the three months ended March 31, 2024, compared with the same period in 2023, was primarily due to an $8 million decrease in our provision for income taxes attributable to employee share-based payments and an increase in net income attributable to noncontrolling interests during the first quarter of 2024 as compared to the first quarter of 2023.

As of January 1, 2024, our unrecognized tax benefits were approximately $2 million. The amount, if recognized, that would favorably affect the effective tax rate is approximately $2 million. During the three months ended March 31, 2024, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of March 31, 2024, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for 2020 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of uncertain tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

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

The following table disaggregates our revenue by major source for the three-month periods ended March 31, 2024 and 2023 (in thousands):

	For the three months ended March 31, 2024
	Acute Care		Behavioral Health		Other	Total
Medicare	$349,087	16%	$76,816	5%		$425,903	11%
Managed Medicare	373,401	17%	96,074	6%		469,475	12%
Medicaid	234,862	11%	248,363	15%		483,225	13%
Managed Medicaid	159,359	7%	423,308	26%		582,667	15%
Managed Care (HMO and PPOs)	698,785	32%	404,173	24%		1,102,958	29%
UK Revenue	0	0%	207,796	13%		207,796	5%
Other patient revenue and adjustments, net	123,333	6%	144,131	9%		267,464	7%
Other non-patient revenue	246,254	11%	55,406	3%	2,434	304,094	8%
Total Net Revenue	$2,185,081	100%	$1,656,067	100%	$2,434	$3,843,582	100%

	For the three months ended March 31, 2023
	Acute Care		Behavioral Health		Other	Total
Medicare	$329,446	17%	$76,544	5%		$405,990	12%
Managed Medicare	344,032	17%	75,077	5%		419,109	12%
Medicaid	110,009	6%	206,473	14%		316,482	9%
Managed Medicaid	192,298	10%	398,951	27%		591,249	17%
Managed Care (HMO and PPOs)	654,795	33%	391,297	26%		1,046,092	30%
UK Revenue	0	0%	167,789	11%		167,789	5%
Other patient revenue and adjustments, net	120,957	6%	121,677	8%		242,634	7%
Other non-patient revenue	221,995	11%	52,681	4%	3,497	278,173	8%
Total Net Revenue	$1,973,532	100%	$1,490,489	100%	$3,497	$3,467,518	100%

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

Supplemental cash flow information related to leases for the three-month period ended March 31, 2024 and 2023 are as follows (in thousands):

	Three months ended March 31,
	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$32,518	$32,043
Operating cash flows from finance leases	$932	$967
Financing cash flows from finance leases	$958	$882

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8,983	$24,256

(14) Recent Accounting Standards

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of March 31, 2024, we owned and/or operated 360 inpatient facilities and 47 outpatient and other facilities, including the following, located in 39 states, Washington, D.C., the United Kingdom and Puerto Rico:

Acute care facilities located in the U.S.:

•
27 inpatient acute care hospitals;
•
27 free-standing emergency departments, and;
•
9 outpatient centers & 1 surgical hospital.

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

Net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 57% of our consolidated net revenues during each of the three-month periods ended March 31, 2024 and 2023. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 43% of our consolidated net revenues during each of the three-month periods ended March 31, 2024 and 2023.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $208 million and $168 million during the three-month periods ended March 31, 2024 and 2023, respectively. Total assets at our U.K. behavioral health care facilities were approximately $1.336 billion as of March 31, 2024 and $1.327 billion as of December 31, 2023.

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

Forward-Looking Statements and Risk Factors

You should carefully review the information contained in this Quarterly Report and should particularly consider any risk factors that we set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. This Quarterly Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements. In evaluating those statements, you should specifically consider various factors, including the risks related to healthcare industry trends and those set forth herein in Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements and Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 and in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements and Risk Factors, as included herein. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that are difficult to predict and many of which are outside of our control. Many factors, including those set forth herein in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, and other important factors disclosed in this Quarterly Report, and from time to time in our other filings with the SEC, could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•
in our acute care segment, we have experienced a significant increase in hospital based physician related expenses, especially in the areas of emergency room care and anesthesiology. Although we have implemented various initiatives to mitigate the increased expense, to the degree possible, increases in these physician related expenses could continue to have an unfavorable material impact on our results of operations for the foreseeable future;
•
the healthcare industry is labor intensive and salaries, wages and benefits are subject to inflationary pressures, as are supplies expense and other operating expenses. In addition, the nationwide shortage of nurses and other clinical staff and support personnel experienced by healthcare providers in the past has been a significant operating issue facing us and other healthcare providers. In the past, the staffing shortage has, at times, required us to hire expensive temporary personnel and/or enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel. At certain facilities, particularly within our behavioral health care segment, there have been occasions when we were unable to fill all vacant positions and, consequently, we were required to limit patient volumes. The staffing shortage has required us to enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel or required us to hire expensive temporary personnel. We have also experienced general inflationary cost increases related to medical supplies as well as certain of our other operating expenses. Many of these factors, which had a material unfavorable impact on our results of operations in prior years, moderated to a certain degree more recently;
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
•
the rapid increase in interest rates has increased our interest expense significantly increasing our expenses and reducing our free cash flow and our ability to access the capital markets on favorable terms. As such, the effects of inflation and increased borrowing rates may adversely impact our results of operations, financial condition and cash flows;
•
President Biden signed into law fiscal year 2024 appropriations to federal agencies for continuing projects and activities through September 30, 2024. We cannot predict whether or not there will be future legislation averting a federal government shutdown, however, our operating cash flows and results of operations could be materially unfavorably impacted by a federal government shutdown;
•
the impact of the COVID-19 pandemic, which began in March, 2020, has had a material effect on our operations and financial results, at various times, since that time. We cannot predict if there will be future disruptions caused by COVID-19. On December 29, 2022, the Consolidated Appropriations Act, 2023, was signed into law phasing out the enhanced federal medical assistance percentage rate that states received during the COVID-19 public health emergency and fully eliminated the increase on December 31, 2023. States were also permitted to begin Medicaid eligibility redeterminations on March 31, 2023, which has resulted in a decrease in Medicaid enrollment;
•
our ability to comply with the existing laws and government regulations, and/or changes in laws and government regulations;
•
an increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. For example, Congress has reduced to $0 the penalty for failing to maintain health coverage that was part of the original Patient Protection and Affordable Care Act, as amended by the Health and Education Reconciliation Act (collectively, the "Legislation") as part of the Tax Cuts and Jobs Act. President Biden has undertaken and is expected to undertake additional executive actions that will strengthen the Legislation and reverse the policies of the prior administration. To date, the Biden administration has issued executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the Legislation or the Medicaid program. The Inflation Reduction Act of 2022 (“IRA”) was passed on August 16, 2022, which among other things, allows for CMS to negotiate prices for certain single-source drugs reimbursed under Medicare Part B and Part D. The American Rescue Plan Act’s expansion of subsidies to purchase coverage through a Legislation exchange, which the IRA continued through 2025, is anticipated to increase exchange enrollment. However, if the subsidies are not extended beyond 2025, exchange enrollment may be adversely impacted;
•
there have been numerous political and legal efforts to expand, repeal, replace or modify the Legislation, since its enactment, some of which have been successful, in part, in modifying the Legislation, as well as court challenges to the constitutionality of the Legislation. The U.S. Supreme Court held in California v. Texas that the plaintiffs lacked standing to challenge the Legislation’s requirement to obtain minimum essential health insurance coverage, or the individual mandate. The Court dismissed the case without specifically ruling on the constitutionality of the Legislation. As a result, the Legislation will continue to remain law, in its entirety, likely for the foreseeable future. On September 7, 2022, the Legislation faced its most recent challenge when a Texas Federal District Court judge, in the case of Braidwood Management v. Becerra, ruled that a requirement that certain health plans cover services without cost sharing violates the Appointments Clause of the U.S. Constitution and that the coverage of certain HIV prevention medication violates the Religious Freedom Restoration Act. The government has appealed the decision to the U.S. Circuit Court of Appeals for the Fifth Circuit. Any future efforts to challenge, replace or replace the Legislation or expand or substantially amend its provision is unknown. See below in Sources of Revenues and Health Care Reform for additional disclosure;
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
•
as part of the Consolidated Appropriations Act of 2021 (the "CAA"), Congress passed legislation aimed at preventing or limiting patient balance billing in certain circumstances. The CAA addresses surprise medical bills stemming from emergency services, out-of-network ancillary providers at in-network facilities, and air ambulance carriers. The CAA prohibits surprise billing when out-of-network emergency services or out-of-network services at an in-network facility are provided, unless informed consent is received. In these circumstances providers are prohibited from billing the patient for any amounts that exceed in-network cost-sharing requirements. HHS, the Department of Labor and the Department of the Treasury have issued interim final rules, which begin to implement the legislation. The rules have limited the ability of our hospital-based physicians to receive payments for services at usually higher out-of-network rates in certain circumstances, and, as a result, have caused us to increase subsidies to these physicians or to replace their services at a higher cost level. On February 28, 2022, a district judge in the Eastern District of Texas invalidated portions of the rule governing aspects of the Independent Dispute Resolution (“IDR”) process. In light of this decision, the government issued a final rule on August 19, 2022 eliminating the rebuttable presumption in favor of the qualifying payment amount (“QPA”) by the IDR entity and providing additional factors the IDR entity should consider when choosing between two competing offers. On September 22, 2022, the Texas Medical Association filed a lawsuit challenging the IDR process provided in the updated final rule and alleging that the final rule unlawfully elevates the QPA above other factors the IDR entity must consider. On February 6, 2023, a federal judge vacated parts of the rule, including provisions related to considerations of the QPA. The government's appeal of the district court's order is pending in the U.S. Court of Appeals for the Fifth Circuit;
•
possible unfavorable changes in the levels and terms of reimbursement for our charges by third party payers or government based payers, including Medicare or Medicaid in the United States, and government based payers in the United Kingdom;
•
our ability to enter into managed care provider agreements on acceptable terms and the ability of our competitors to do the same;

•
the outcome of known and unknown litigation, government investigations, inquiries, false claims act allegations, and liabilities and other claims asserted against us and other matters, and the effects of adverse publicity relating to such matters, including, but not limited to, the March 28, 2024, jury verdict (of compensatory damages of $60 million and punitive damages of $475 million) returned against The Pavilion Behavioral Health System (the “Pavilion”), an indirect subsidiary of the Company, as disclosed in Note 6 to the Consolidated Financial Statements - Commitments and Contingencies, Legal Proceedings. We are uncertain as to the ultimate financial exposure related to the Pavilion matter (which relates to an occurrence in 2020) and we can make no assurances regarding its outcome, or the amount of damages that may be ultimately held recoverable after post-judgment proceedings and appeal. While the Pavilion has general and professional liability insurance to cover a portion of these amounts, the resolution of this matter may have a material adverse effect on the Company. As of March 31, 2024, without reduction for any potential amounts related to the above-mentioned Pavilion matter, the Company and its subsidiaries have aggregate insurance coverage of approximately $221 million remaining under commercial policies for matters applicable to the 2020 policy year (in excess of the applicable self-insured retention amounts of $10 million per occurrence for professional liability claims and $3 million per occurrence for general liability claims). In the event the resolution of the Pavilion matter exhausts all or a significant portion of the remaining commercial insurance coverage available to the Company and its subsidiaries related to other matters that occurred in 2020, or the Pavilion matter causes the posting of a large bond or other collateral during an appeal process, our future results of operations and capital resources could be materially adversely impacted;
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
•
as discussed below in Sources of Revenue, we receive revenues from various state and county-based programs, including Medicaid in all the states in which we operate. We receive annual Medicaid revenues of approximately $100 million, or greater, from each of Texas, Nevada, California, Illinois, Pennsylvania, Kentucky, Washington, D.C., Massachusetts, Florida, Mississippi and Virginia. We also receive Medicaid disproportionate share hospital ("DSH") payments in certain states including, most significantly, Texas. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states;
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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies or estimates from those disclosed in our 2023 Annual Report on Form 10-K.

Recent Accounting Standards: For a summary of accounting standards, please see Note 14 to the Condensed Consolidated Financial Statements, as included herein.

Results of Operations

Clinical Staffing, Physician Related Expenses and Effects of Inflation:

The healthcare industry is labor intensive and salaries, wages and benefits are subject to inflationary pressures, as are supplies expense and other operating expenses. In addition, the nationwide shortage of nurses and other clinical staff and support personnel experienced by healthcare providers in the past has been a significant operating issue facing us and other healthcare providers. In some areas, the labor scarcity has strained our resources and staff, which has required us to utilize higher‑cost temporary labor and pay premiums above standard compensation for essential workers. In the past, the staffing shortage has, at times, required us to hire expensive temporary personnel and/or enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel. At certain facilities, particularly within our behavioral health care segment, there have been occasions when we were unable to fill all vacant positions and, consequently, we were required to limit patient volumes. The staffing shortage has required us to enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel or required us to hire expensive temporary personnel. We have also experienced general inflationary cost increases related to medical supplies as well as certain of our other operating expenses. Many of these factors, which had a material unfavorable impact on our results of operations in prior years, moderated to a certain degree more recently.

In our acute care segment, we have experienced a significant increase in hospital-based physician related expenses, especially in the areas of emergency room care and anesthesiology. Although we have implemented various initiatives to mitigate the increased expense, to the degree possible, increases in these physician related expenses could continue to have an unfavorable material impact on our results of operations for the foreseeable future.

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

Financial results for the three-month periods ended March 31, 2024 and 2023:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended March 31, 2024 and 2023 (dollar amounts in thousands):

	Three months ended March 31, 2024		Three months ended March 31, 2023
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$3,843,582	100.0%	$3,467,518	100.0%
Operating charges:
Salaries, wages and benefits	1,842,624	47.9%	1,753,335	50.6%
Other operating expenses	1,032,170	26.9%	878,951	25.3%
Supplies expense	403,573	10.5%	379,989	11.0%
Depreciation and amortization	141,003	3.7%	141,621	4.1%
Lease and rental expense	35,450	0.9%	34,922	1.0%
Subtotal-operating expenses	3,454,820	89.9%	3,188,818	92.0%
Income from operations	388,762	10.1%	278,700	8.0%
Interest expense, net	52,826	1.4%	50,876	1.5%
Other (income) expense, net	(150)	(0.0)%	13,723	0.4%
Income before income taxes	336,086	8.7%	214,101	6.2%
Provision for income taxes	70,264	1.8%	51,726	1.5%
Net income	265,822	6.9%	162,375	4.7%
Less: Income (loss) attributable to noncontrolling interests	3,988	0.1%	(740)	(0.0)%
Net income attributable to UHS	$261,834	6.8%	$163,115	4.7%

Net revenues increased by 10.8%, or $376 million, to $3.844 billion during the three-month period ended March 31, 2024, as compared to $3.468 billion during the first quarter of 2023. The net increase was primarily attributable to: (i) a $338 million, or 10.0%, increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods (which we refer to as “Same Facility”), and; (ii) an other combined net increase of $38 million, including a $56 million increase in provider tax assessments (which increased net revenues and other operating expenses but had no impact on income before income taxes), partially offset by a $19 million decrease in net revenues generated at Desert Springs Hospital Medical Center ("Desert Springs") located in Las Vegas, Nevada, which discontinued all inpatient operations during the first quarter of 2023.

Income before income taxes (before income attributable to noncontrolling interests) increased by $122 million, or 57%, to $336 million during the three-month period ended March 31, 2024 as compared to $214 million during the first quarter of 2023. The net increase was due to:

•
an increase of $72 million at our acute care facilities, as discussed below in Acute Care Hospital Services;
•
an increase of $54 million at our behavioral health care facilities, as discussed below in Behavioral Health Care Services, and;
•
$4 million of other combined net decreases.

Net income attributable to UHS increased by $99 million, or 61%, to $262 million during the three-month period ended March 31, 2024 as compared to $163 million during the first quarter of 2023. This increase was attributable to:

•
a $122 million increase in income before income taxes, as discussed above;
•
a decrease of $5 million due to an unfavorable change in income/loss attributable to noncontrolling interests, and;
•
a decrease of $19 million resulting from an increase in the provision for income taxes resulting primarily from: (i) the increase in the provision for income taxes resulting from the $117 million increase in pre-tax income, partially offset by; (ii) a $9 million decrease in the provision for income taxes during the first quarter of 2024 from the impact of ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09").

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

As a result of unfavorable trends experienced during the past several years, included in our results of operations during the first three months of 2024, was a $7 million increase to our reserves for self-insured professional and general liability claims, of which approximately $5 million is included in our same facility basis acute care hospitals services’ results and approximately $2 million is included in our behavioral health services’ results.

During the full year of 2023, our reserves for self-insured professional and liability claims was increased by approximately $25 million, approximately $20 million of which was recorded during the second quarter of 2023 and $5 million of which was recorded during the third quarter of 2023.

Acute Care Hospital Services

The following table sets forth certain operating statistics for our acute care hospital services for the three-month periods ended March 31, 2024 and 2023.

	Same Facility Basis		All
	2024	2023	2024	2023
Average licensed beds	6,657	6,610	6,657	6,798
Average available beds	6,485	6,438	6,485	6,626
Patient days	415,327	397,998	415,327	404,253
Average daily census	4,564.0	4,422.2	4,564.0	4,491.7
Occupancy-licensed beds	68.6%	66.9%	68.6%	66.1%
Occupancy-available beds	70.4%	68.7%	70.4%	67.8%
Admissions	83,581	79,063	83,581	80,126
Length of stay	5.0	5.0	5.0	5.0

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

The following table summarizes the results of operations for our acute care facilities on a Same Facility basis and is used in the discussion below for the three-month periods ended March 31, 2024 and 2023 (dollar amounts in thousands):

	Three months ended		Three months ended
	March 31, 2024		March 31, 2023
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$2,107,434	100.0%	$1,922,464	100.0%
Operating charges:
Salaries, wages and benefits	860,676	40.8%	826,975	43.0%
Other operating expenses	577,076	27.4%	504,617	26.2%
Supplies expense	347,095	16.5%	325,371	16.9%
Depreciation and amortization	90,120	4.3%	93,007	4.8%
Lease and rental expense	23,793	1.1%	23,995	1.2%
Subtotal-operating expenses	1,898,760	90.1%	1,773,965	92.3%
Income from operations	208,674	9.9%	148,499	7.7%
Interest expense, net	1,300	0.1%	(577)	(0.0)%
Other (income) expense, net	(81)	(0.0)%	6,213	0.3%
Income before income taxes	$207,455	9.8%	$142,863	7.4%

Three-month periods ended March 31, 2024 and 2023:

During the three-month period ended March 31, 2024, as compared to the comparable prior year quarter, net revenues from our acute care hospital services, on a Same Facility basis, increased by $185 million or 9.6%. Income before income taxes (and before income attributable to noncontrolling interests) increased by $65 million, or 45%, amounting to $207 million, or 9.8% of net revenues during the first quarter of 2024, as compared to $143 million, or 7.4% of net revenues during the first quarter of 2023. Included in our Same Facility basis' net revenues and income before income taxes, during the first quarter of 2024, was approximately $38 million of net reimbursements (net of related provider taxes) recorded in connection with the Nevada state directed payment program which was approved by the Centers for Medicare and Medicaid Services in December, 2023. Please see additional disclosure below in Sources of Revenue-Nevada State Directed Payment Program.

During the three-month period ended March 31, 2024, net revenue per adjusted admission increased by 4.6% while net revenue per adjusted patient day increased 5.8%, as compared to the comparable quarter of 2023. During the three-month period ended March 31, 2024, as compared to the comparable prior year quarter, inpatient admissions to our acute care hospitals increased by 5.7% while adjusted admissions (adjusted for outpatient activity) increased by 4.5%. Patient days at these facilities increased by 4.4% and adjusted patient days increased by 3.4% during the three-month period ended March 31, 2024, as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 5.0 days during each of the three-month periods ended March 31, 2024 and 2023. The occupancy rate, based on the average available beds at these facilities, was 70% and 69% during the three-month periods ended March 31, 2024 and 2023, respectively.

On a Same Facility basis during the three-month period ended March 31, 2024, as compared to the comparable quarter of 2023, salaries, wages and benefits expense increased by $34 million, or 4.1%. Although our acute care facilities experienced an increase in patient volumes during the first quarter of 2024, as compared to the comparable quarter of 2023, the related incremental staffing cost increase was offset by the following: (i) a reduction in premium pay (overtime paid to employees and external temporary resources' expense) which decreased by approximately $18 million during the first quarter of 2024, as compared to the first quarter of 2023, and; (ii) a restructuring, during the first quarter of 2024, at certain of our acute care hospitals that reduced the number of employees in positions that were not directly related to the delivery of patient care. As a percentage of net revenues, salaries, wages and benefits expense decreased to 40.8% during the first quarter of 2024 as compared to 43.0% during the first quarter of 2023.

Other operating expenses increased $72 million, or 14.4%, during the first quarter of 2024, as compared to the comparable quarter of 2023. The increase during the first quarter of 2024, as compared to the comparable quarter of 2023, was due, in part, to the following: (i) an $18 million, or 12.7%, increase in physician-related expenses (as discussed above in Results of Operations - Clinical Staffing, Physician Related Expenses, Effects of Inflation; (ii) a $13 million, or 12.4%, increase in the operating expenses incurred by our commercial health insurer, and; (iii) the expenses related to the increase in patient volumes.

Supplies expense increased $22 million, or 6.7%, during the first quarter of 2024, as compared to the first quarter of 2023. The increase was due, in part, to the increase in patient volumes experienced during the first quarter of 2024, as compared to the comparable quarter of 2023. As a percentage of net revenues, supplies expense decreased to 16.5% during the three-month period ended March 31, 2024, as compared to 16.9% during the first quarter of 2023.

All Acute Care Hospital Services

The following table summarizes the results of operations for all our acute care operations during the three-month periods ended March 31, 2024 and 2023. These amounts include: (i) our acute care results on a Same Facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including, if applicable, the results of recently acquired/opened facilities and businesses as well as the operating results for Desert Springs which discontinued all inpatient operations during the first quarter of 2023. Dollar amounts below are reflected in thousands.

	Three months ended March 31, 2024		Three months ended March 31, 2023
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$2,185,081	100.0%	$1,973,532	100.0%
Operating charges:
Salaries, wages and benefits	861,547	39.4%	843,960	42.8%
Other operating expenses	654,983	30.0%	544,300	27.6%
Supplies expense	347,004	15.9%	328,060	16.6%
Depreciation and amortization	90,312	4.1%	93,326	4.7%
Lease and rental expense	23,833	1.1%	24,154	1.2%
Subtotal-operating expenses	1,977,679	90.5%	1,833,800	92.9%
Income from operations	207,402	9.5%	139,732	7.1%
Interest expense, net	1,300	0.1%	(577)	(0.0)%
Other (income) expense, net	634	0.0%	7,013	0.4%
Income before income taxes	$205,468	9.4%	$133,296	6.8%

Three-month periods ended March 31, 2024 and 2023:

During the three-month period ended March 31, 2024, as compared to the comparable prior year quarter, net revenues from our acute care hospital services increased by $212 million, or 10.7%, due to: (i) the $185 million, or 9.6% increase in Same Facility revenues, as discussed above; (ii) a $47 million increase in provider tax assessments (which had no impact on income before income taxes since the amounts offset between net revenues and other operating expenses), and; (iii) $20 million of other combined net decreases consisting primarily of decreased revenues at Desert Springs.

Income before income taxes increased by $72 million, or 54%, to $205 million, or 9.4% of net revenues during the first quarter of 2024, as compared to $133 million, or 6.8% of net revenues during the first quarter of 2023. The $72 million increase in income before income taxes from our acute care hospital services resulted primarily from the $65 million Same Facility basis' increase in income before income taxes from our acute care hospital services, as discussed above, and an $8 million favorable change in the pre-tax income/loss related to Desert Springs.

During the three-month period ended March 31, 2024, as compared to the comparable quarter of 2023, salaries, wages and benefits expense increased by $18 million, or 2.1%. The increase was due primarily to the above-mentioned $34 million increase related to our acute care hospital services, on a Same Facility basis, partially offset by the decreased salaries, wages and benefits expense incurred at Desert Springs.

Other operating expenses increased $111 million, or 20.3%, during the first quarter of 2024, as compared to the comparable quarter of 2023. The increase was due primarily to the $72 million above-mentioned increase related to our acute care hospital services, on a Same Facility basis, the $47 million above-mentioned increase in provider tax assessments, partially offset by decreased operating expenses incurred at Desert Springs.

Supplies expense increased by $19 million, or 5.8%, during the first quarter of 2024, as compared to the comparable quarter of 2023. The increase was due primarily to the above-mentioned $22 million increase related to our acute care hospital services, on a Same Facility basis, partially offset by decreased supplies expense incurred at Desert Springs.

Please see above in Results of Operations - Clinical Staffing, Physician Related Expenses and Effects of Inflation for additional disclosure regarding the factors impacting our operating costs.

Charity Care and Uninsured Discounts:

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three-month periods ended March 31, 2024 and 2023:

Uncompensated care:

Amounts in millions	Three Months Ended
	March 31,		March 31,
	2024	%	2023	%
Charity care	$217	27%	$193	32%
Uninsured discounts	588	73%	418	68%
Total uncompensated care	$805	100%	$611	100%

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

	Three Months Ended
	March 31,	March 31,
Amounts in millions	2024	2023
Estimated cost of providing charity care	$19	$19
Estimated cost of providing uninsured discounts	52	40
Estimated cost of providing uncompensated care	$71	$59

Behavioral Health Care Services

The following table sets forth certain operating statistics for our behavioral health care services for the three-month periods ended March 31, 2024 and 2023.

	Same Facility Basis		All
	2024	2023	2024	2023
Average licensed beds	24,124	24,106	24,378	24,232
Average available beds	24,024	24,006	24,278	24,132
Patient days	1,596,431	1,562,130	1,608,992	1,572,571
Average daily census	17,543.2	17,357.0	17,681.2	17,473.0
Occupancy-licensed beds	72.7%	72.0%	72.5%	72.1%
Occupancy-available beds	73.0%	72.3%	72.8%	72.4%
Admissions	118,897	119,615	119,930	120,560
Length of stay	13.4	13.1	13.4	13.0

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

The following table summarizes the results of operations for our behavioral health care facilities, on a Same Facility basis, and is used in the discussions below for the three-month periods ended March 31, 2024 and 2023 (dollar amounts in thousands):

	Three months ended		Three months ended
	March 31, 2024		March 31, 2023
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,616,312	100.0%	$1,463,723	100.0%
Operating charges:
Salaries, wages and benefits	868,876	53.8%	808,938	55.3%
Other operating expenses	312,285	19.3%	278,722	19.0%
Supplies expense	56,766	3.5%	52,485	3.6%
Depreciation and amortization	47,108	2.9%	45,332	3.1%
Lease and rental expense	11,446	0.7%	10,598	0.7%
Subtotal-operating expenses	1,296,481	80.2%	1,196,075	81.7%
Income from operations	319,831	19.8%	267,648	18.3%
Interest expense, net	1,027	0.1%	1,210	0.1%
Other (income) expense, net	(676)	(0.0)%	(576)	(0.0)%
Income before income taxes	$319,480	19.8%	$267,014	18.2%

Three-month periods ended March 31, 2024 and 2023:

During the three-month period ended March 31, 2024, as compared to the comparable prior year quarter, net revenues from our behavioral health services, on a Same Facility basis, increased by $153 million or 10.4%. Income before income taxes increased by $52 million, or 20%, amounting to $319 million or 19.8% of net revenues during the first quarter of 2024, as compared to $267 million or 18.2% of net revenues during the first quarter of 2023.

During the three-month period ended March 31, 2024, net revenue per adjusted admission increased by 11.2% while net revenue per adjusted patient day increased by 8.2%, as compared to the comparable quarter of 2023. During the three-month period ended March 31, 2024, as compared to the comparable prior year quarter, inpatient admissions and adjusted admissions to our behavioral health care hospitals decreased by -0.6% and -0.8%, respectively. Patient days at these facilities increased by 2.2% and adjusted patient days increased by 2.0% during the three-month period ended March 31, 2024, as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 13.4 days and 13.1 days during the three-month periods ended March 31, 2024 and 2023, respectively. The occupancy rate, based on the average available beds at these facilities, was 73% and 72% during the three-month periods ended March 31, 2024 and 2023.

On a Same Facility basis during the three-month period ended March 31, 2024, as compared to the comparable quarter of 2023, salaries, wages and benefits expense increased $60 million or 7.4%. The increase during the first quarter of 2024, as compared to the comparable quarter of 2023, was due to a 3.4% increase in salaries, wages and benefits expense per average full time equivalent employee, as well as a 3.9% increase in the average number of full-time equivalent employees. The increased staffing was due, in part, to increased patient volumes. As a percentage of net revenues during each quarter, salaries, wages and benefits expense decreased to 53.8% during the first quarter of 2024 as compared to 55.3% during the first quarter of 2023.

Other operating expenses increased $34 million, or 12.0%, during the first quarter of 2024, as compared to the comparable quarter of 2023. The increase during the first three months of 2024, as compared to the comparable period of 2023, was due, in part, to increased patient volumes as well an increase in certain expense items experienced during the first quarter of 2024. As a percentage of net revenues during each quarter, other operating expenses increased to 19.3% during the first quarter of 2024 as compared to 19.0% during the first quarter of 2023.

Supplies expense increased $4 million, or 8.2%, during the first quarter of 2024, as compared to the comparable quarter of 2023. As a percentage of net revenues during each quarter, supplies expense decreased to 3.5% during the first quarter of 2024, as compared to 3.6% during the comparable quarter of 2023.

All Behavioral Health Care Services

The following table summarizes the results of operations for all our behavioral health care services during the three-month periods ended March 31, 2024 and 2023. These amounts include: (i) our behavioral health care results on a Same Facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the results of facilities acquired or opened during the past year. Dollar amounts below are reflected in thousands.

	Three months ended March 31, 2024		Three months ended March 31, 2023
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,656,067	100.0%	$1,490,489	100.0%
Operating charges:
Salaries, wages and benefits	872,196	52.7%	809,786	54.3%
Other operating expenses	347,268	21.0%	305,232	20.5%
Supplies expense	56,924	3.4%	52,488	3.5%
Depreciation and amortization	47,872	2.9%	45,619	3.1%
Lease and rental expense	11,518	0.7%	10,668	0.7%
Subtotal-operating expenses	1,335,778	80.7%	1,223,793	82.1%
Income from operations	320,289	19.3%	266,696	17.9%
Interest expense, net	1,027	0.1%	1,211	0.1%
Other (income) expense, net	(676)	(0.0)%	(871)	(0.1)%
Income before income taxes	$319,938	19.3%	$266,356	17.9%

Three-month periods ended March 31, 2024 and 2023:

During the three-month period ended March 31, 2024, as compared to the comparable prior year quarter, net revenues generated from our behavioral health services increased by $166 million, or 11.1%. The increase was primarily attributable to the above-mentioned $153 million, or 10.4%, increase in net revenues at our behavioral health facilities, on a Same Facility basis, as well as a $10 million increase in provider tax assessments (which had no impact on income before income taxes since the amounts offset between net revenues and other operating expenses).

Income before income taxes increased by $54 million, or 20%, to $320 million or 19.3% of net revenues during the first quarter of 2024, as compared to $266 million or 17.9% of net revenues during the first quarter of 2023. The increase in income before income taxes at our behavioral health facilities during the first quarter of 2024, as compared to the comparable quarter of 2023, was primarily attributable to the $52 million, or 20% increase in income before income taxes generated at our behavioral health facilities, on a Same Facility basis, as discussed above.

During the three-month period ended March 31, 2024, as compared to the comparable quarter of 2023, salaries, wages and benefits expense increased by $62 million or 7.7%. The increase was due primarily to the above-mentioned $60 million increase related to our behavioral health facilities, on a Same Facility basis.

Other operating expenses increased by $42 million, or 13.8%, during the first quarter of 2024, as compared to the comparable quarter of 2023. The increase was due primarily to the above-mentioned $34 million increase related to our behavioral health facilities, on a Same Facility basis, as well as a $10 million increase in provider tax assessments.

Supplies expense increased $4 million, or 8.5%, during the first quarter of 2024, as compared to the comparable quarter of the 2023. As a percentage of net revenues during each quarter, supplies expense decreased to 3.4% during the first quarter of 2024, as compared to 3.5% during the comparable quarter of 2023.

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

In 2010, the Patient Protection and Affordable Care Act, as amended by the Health and Education Reconciliation Act (collectively, the “Legislation”) was enacted and its two primary goals were to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses. The Legislation revised reimbursement under the Medicare and Medicaid programs to emphasize the efficient delivery of high-quality care and contains a number of incentives and penalties under these programs to achieve these goals. The Legislation provides for reductions to Medicaid DSH payments which are scheduled to begin in 2025.

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

In addition to legislative changes, the Legislation can be significantly impacted by executive branch actions. President Biden has taken executive actions that will strengthen the Legislation and may reverse the policies of the prior administration. To date, the Biden administration has issued executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the ACA or the Medicaid program. The American Rescue Plan Act of 2021's expansion of subsidies to purchase coverage through an exchange contributed to increased exchange enrollment in 2021. The IRA’s extension of the subsidies through 2025 is expected to increase exchange enrollment in future years. The recent COVID-19 pandemic and related U.S. National Emergency declaration may significantly increase the number of uninsured patients treated at our facilities extending beyond the most recent CBO published estimates due to increased unemployment and loss of group health plan health insurance coverage. It is also anticipated that these policies may create additional cost and reimbursement pressures on hospitals.

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

In April, 2024, CMS published its IPPS 2025 proposed payment rule which provides for a 2.6 % market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments, and adjustments mandated by the Legislation are considered, without consideration for the required Medicare DSH payments changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments is approximately 1.9%. Including DSH payments, an increase to the Medicare Outlier threshold and certain other adjustments, we estimate our overall increase from the proposed IPPS 2025 rule (covering the period of October 1, 2024 through September 30, 2025) will approximate 2.3%.

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

In March, 2024, CMS published its Psych PPS proposed rule for the federal fiscal year 2025. Under this proposed rule, payments to our behavioral health care hospitals and units from the market basket update are estimated to increase by 2.7% compared to federal fiscal year 2024. This amount includes the effect of the 3.1% net market basket update which reflects the offset of a 0.4% productivity adjustment. When all of the proposed patient level adjustments described below as well as proposed wage index values are considered, the Company projects Psych PPS payments to increase by 2.1% in FFY 2025.

In addition to the market basket update noted above, CMS is proposing to:

•
Make revisions to the methodology for determining the payment rates under the IPF PPS for psychiatric hospitals and psychiatric units based on a review of the data and information collected in prior years in accordance with section 1886(s)(5)(A) of the Social Security Act, as added by the CAA of 2023. CMS is proposing revisions to the IPF patient-level adjustment factors. The patient-level adjustments include Medicare Severity Diagnosis Related Groups (MS–DRGs) assignment of the patient’s principal diagnosis, selected comorbidities, patient age, and the variable per diem adjustments, and;
•
Implement these revisions in a budget-neutral manner (that is, estimated payments to IPFs for FFY 2025 would be the same with or without the proposed revisions).

This proposed rule also includes two requests for information on future revisions to the IPF PPS facility-level adjustment factors and development of the new standardized IPF Patient Assessment Instrument (IPF-PAI), required by the CAA of 2023, which IPFs participating in the IPF Quality Reporting (IPFQR) Program will be required to report for Rate Year 2028.

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

We receive revenues from various state and county-based programs, including Medicaid in all the states in which we operate. We receive annual Medicaid revenues of approximately $100 million, or greater, from each of Texas, Nevada, California, Illinois, Pennsylvania, Kentucky, Washington, D.C., Massachusetts, Florida, Mississippi and Virginia. We also receive Medicaid disproportionate share hospital payments in certain states including, most significantly, Texas. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

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

Summary of Various State Medicaid Supplemental Payment Programs:

The following table summarizes the revenues, taxes imposed by states in the form of a licensing fee, assessment or other mandatory payment ("Provider Taxes") and net benefit related to each of the below-mentioned Medicaid supplemental programs for three-month periods ended March 31, 2024 and 2023. The Provider Taxes are recorded in other operating expenses on the condensed consolidated statements of income as included herein.

	(amounts in millions)
		Three Months Ended
	Projected	March 31,	March 31,
	Full Year 2024	2024	2023
Texas Supplemental Payment Programs:
Revenues	$296	$63	$41
Provider Taxes	(118)	(26)	(15)
Net benefit	$178	$37	$26

Nevada SDP:
Revenues	$265	$66	$0
Provider Taxes	(107)	(27)	0
Net benefit	$158	$39	$0

Various Other State Programs:
Revenues	$735	$173	$121
Provider Taxes	(262)	(59)	(42)
Net benefit	$473	$114	$79

Subtotal-Provider Tax Programs:
Revenues	$1,296	$302	$162
Provider Taxes	(487)	(112)	(57)
Aggregate net benefit from Provider Tax Programs	$809	$190	$105

Texas, Nevada and South Carolina DSH/SPA Programs:
Revenues	$51	$12	$19
Provider Taxes	0	0	0
Net benefit	$51	$12	$19

Total Supplemental Medicaid Programs:
Revenues	$1,347	$314	$181
Provider Taxes	(487)	(112)	(57)
Aggregate net benefit from all Supplemental Programs	$860	$202	$124

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

CHIRP (including QIF)

On August 1, 2022, CMS approved the Comprehensive Hospital Increase Reimbursement Program ("CHIRP"), with a pool of $5.2 billion, for the rate period effective September 1, 2022 to August 31, 2023. On July 31, 2023, CMS approved the CHIRP program, with a pool of $6.5 billion, for the rate period of September 1, 2023 to August 31, 2024.

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

Certain of our acute care hospitals located in Texas recorded an aggregate of $33 million in Quality Incentive Fund (“QIF”) revenues during 2023 with no QIF revenue recorded in the three-month period ending March 31, 2024 and 2023. The amounts recorded during 2023 were applicable to the period of September 1, 2021 to August 31, 2022. This revenue was earned pursuant to contract terms with various Medicaid managed care plans which requires the annual payout of QIF funds when a managed care service delivery area’s actual claims-based CHIRP payments are less than targeted CHIRP payments for a specific rate year. We also anticipate these hospitals may be entitled to a comparable amount of aggregate QIF revenue during the third and fourth quarters of 2024.

UC

Included in these provider pax programs are reimbursements received in connection with the Texas Uncompensated Care program ("UC"). The size and distribution of the UC pool are determined based on charity care costs reported to THHSC in accordance with Medicare cost report Worksheet S-10 principles.

HARP

On September 24, 2021, THHSC finalized New Fee-for-Service Supplemental Payment Program: Hospital Augmented Reimbursement Program (“HARP”) to be effective October 1, 2021. The HARP program continues the financial transition for providers who have historically participated in the Delivery System Reform Incentive Payment program described below. The program, which was approved by CMS on August 15, 2023, will provide additional funding to hospitals to help offset the cost hospitals incur while providing Medicaid services. Included in our results of operations during 2023 was approximately $20 million, approximately $13 million of which is applicable to the period of October 1, 2021 through September 30, 2022. Included in our financial results was approximately $7 million recorded during the three-month period ended March 31, 2024, in connection with HARP (there was no impact from HARP during the first quarter of 2023). During 2024, we expect to record net reimbursement from HARP of approximately $28 million. HARP is technically a Medicaid Upper Payment Limit as payment under this program is based on a reasonable estimate of the amount that would be paid for the services under Medicare payment principles but is referred to as HARP by THHSC.

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

In connection with the Nevada SDP, included in our financial results was approximately $40 million recorded during the three-month period ended March 31, 2024 (there was no impact on our financial results from the Nevada SDP during the first quarter of 2023). Including the impact of the Medicaid fee for service upper payment limit component of the Nevada SDP program (estimated net reimbursements of $18 million attributable to our Nevada facilities during the year ended December 31, 2024), which was approved by CMS in November and December of 2023, we estimate that our aggregate net reimbursements pursuant to both components of the Nevada SDP program (net of related provider taxes) will approximate $158 million during the year ended December 31, 2024.

Various Other State Programs:

We receive substantial reimbursement from multiple states in connection with various supplemental Medicaid payment programs. The states include, but are not limited to, the state programs listed below from which we receive significant reimbursements.

Kentucky Hospital Rate Increase Program (“HRIP”):

In early 2021, CMS approved the Kentucky Medicaid Managed Care Hospital Rate Increase Program (“HRIP”). Included in our financial results during the three-month periods ended March 31, 2024 and 2023, was approximately $21 million and $19 million, respectively, recorded in connection with the Kentucky HRIP. Programs such as HRIP require an annual state submission and approval by CMS. In January, 2024, CMS approved the program for the period of January 1, 2024 through December 31, 2024 at rates comparable to the prior year. We estimate that our net reimbursements pursuant to HRIP will approximate $76 million during the year ended December 31, 2024.

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

California Hospital Fee Program CMS Approval Status:

Hospital Fee Program Component	CMS Methodology Approval	CMS Rate Setting Approval Status
Status
Fee For Service Payment	Approved through December 31, 2024	Approved through December 31, 2024; Paid through
March 31, 2023
Managed Care-Pass-Through Payment	Approved through December 31, 2024	Approved through December 31, 2022 and paid
through December 31, 2022
Managed Care-Directed Payment	Approved through December 31, 2024	Approved through December 31, 2022 and paid
through June 30, 2022

Included in our financial results during the three-month periods ended March 31, 2024 and 2023, was approximately $13 million and $10 million, respectively, recorded in connection with this program. We estimate that our net reimbursements pursuant to this program will approximate $51 million during the year ended December 31, 2024.

On April 25, 2024, the Office of Health Care Affordability (“OHCA”) board approved a five-year statewide health care spending growth target for 2025 through 2029 as follows 3.5%, 3.5%, 3.2%, 3.2% and 3.0%. The FY 2025 target is non-enforceable. The Company is not able to predict the financial impact from this spending target on its hospitals operating in California.

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

Included in our financial results during the three-month periods ended March 31, 2024 and 2023, was approximately $11 million and $3 million, respectively, recorded in connection with this new program and the prior program. We estimate that our net reimbursements pursuant to these supplemental payment programs will approximate $45 million during the year ended December 31, 2024.

Florida Medicaid Managed Care Directed Payment Program (“DPP”):

The Florida DPP provides for an additional payment for Medicaid managed care contracted services. In connection with this program, included in our financial results was approximately $43 million during 2023 and $36 million during 2022 (recorded during the fourth quarter of each year). We estimate that our net reimbursements pursuant to this DPP will approximate $41 million during the year ended December 31, 2024 (to be recorded during the fourth quarter of 2024).

Illinois Medicaid Supplemental Payment Programs

The Illinois Medicaid Supplemental Payment Programs are comprised of three components: (1) Medicaid managed care directed payment program; (2) Medicaid managed care pass-through program, and; (3) Medicaid fee for service supplemental payment program. These programs require various related legislative and regulatory approvals each year.

Included in our financial results during the three-month periods ended March 31, 2024 and 2023, was approximately $10 million and $8 million, respectively, recorded in connection with these programs. We estimate that our net reimbursements pursuant to these supplemental payment programs will approximate $38 million during the year ended December 31, 2024.

Indiana Medicaid Managed Care DPP

The Indiana DPP provides for an additional payment for Medicaid managed care contracted services. Included in our financial results during the three-month periods ended March 31, 2024 and 2023, was approximately $8 million and $9 million, respectively, recorded in connection with this program. We estimate that our net reimbursements pursuant to this program will approximate $33 million during the year ended December 31, 2024.

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

Included in our financial results during the three-month periods ended March 31, 2024 and 2023, was approximately $3 million and $2 million, respectively, recorded in connection with this program. We estimate that our net reimbursements pursuant to these two supplemental payment programs (i.e. SHOPP and DPP) will approximate $22 million during the year ended December 31, 2024.

South Carolina Health Access, Workforce and Quality (“HAWQ”) Program

In September 2023, CMS approved the South Carolina HAWQ Program retroactive to July 1, 2023. This program is Medicaid managed care directed payment program that provides for a rate enhancement to Medicaid managed care encounters. Included in our financial results was approximately $5 million during the three-month period ended March 31, 2024, recorded in connection with this new program and the prior program (there was no impact during the three-month period ending March 31, 2023). We estimate that our net reimbursements pursuant to these supplemental payment programs will approximate $21 million during the year ended December 31, 2024.

Michigan Directed Payment Program (“DPP”)

In March 2024, CMS approved the Michigan Medicaid DPP retroactive to October 1, 2023 based on Average Commercial Rates (“ACR”). The Michigan DPP provides for an additional payment for Medicaid managed care contracted services. Included in our financial results during the three-month periods ended March 31, 2024 and 2023, was approximately $7 million (including $3 million related to the fourth quarter of 2023) and $4 million, respectively, recorded in connection with this program and prior program. We estimate that our net reimbursements pursuant to this program will approximate $30 million during the year ended December 31, 2024.

Idaho Upper Payment Limit (“UPL”)

In April 2024, the Idaho Department of Health and Welfare (“IDHW”) released its updated Medicaid UPL calculation for SFY 2024 (July 1, 2023 to June 30, 2024) and revised its SFY 2023 (July 1, 2022 to June 30, 2023) UPL calculation. Included in our financial results during the three-month periods ended March 31, 2024 and 2023, was approximately $3 million and $11 million, respectively, recorded in connection with this program. As a result of the state agency UPL recalculation, we estimate that our net reimbursements pursuant to this program will approximate $29 million during the year ended December 31, 2024, including $17 million we expect to record during the three-month period ending June 30, 2024 (including $9 million related to prior years). Subject to CMS approval, the IDHW plans to continue this UPL program through SFY 2025 (July 1, 2024 to June 30, 2025) at payment levels comparable to SFY 2024. In SFY 2026, the IDHW intends to replace the UPL program with a Medicaid managed care state directed payment program. We are unable to predict whether payments levels under the planned new state directed payment program will be comparable to the SFY 2024 UPL payment levels.

Tennessee Directed Payment Program (“DPP”)

On April 29, 2024 the Tennessee legislature transmitted a Bill (SB1740) to the Governor that imposes on covered hospitals an annual coverage assessment for fiscal year 2024-2025, such that the total assessment on all covered hospitals in the aggregate will be equal to 6% of the federally recognized annual coverage assessment base. If signed into law by the Governor, the assessment proceeds will be used to fund an increase to the state’s SFY 2025 (July 1, 2024 to June 30, 2025) DPP payment pool to be based on average commercial rates (“ACR”). The state agency (TennCare) intends to submit the required preprint to CMS in May, 2024. If enacted into law and approved by CMS, the DPP payment increase will be retroactive to July 1, 2024. Although we are unable to predict whether the new DPP program will be signed into law by the Governor or approved by CMS, or the timing of such approval should it occur, TennCare's financial models indicate that our annual SDP reimbursements could range from $40 million to $56 million.

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

Included in our financial results during the three-month periods ended March 31, 2024 and 2023, was approximately $8 million and $10 million, respectively, recorded in connection with this program. We estimate that our aggregate net reimbursements earned pursuant to the Texas DSH program will approximate $34 million during 2024.

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

We continue to maintain reserves in the financial statements for cumulative Medicaid DSH and UC reimbursements related to our behavioral health hospitals located in Texas that amounted to $29 million as of March 31, 2024 and $31 million as of December 31, 2023 related to certain DSH and UC adverse federal court decisions including the Children’s Hospital Association of Texas v. Azar (“CHAT”).

Nevada State Plan Amendment ("SPA")

CMS initially approved an SPA in Nevada in August, 2014 and this SPA has been approved for additional state fiscal years, including the 2023 fiscal year covering the period of July 1, 2022 through June 30, 2023. CMS approval for the 2024 fiscal year, which is still pending, is expected to occur.

Included in our financial results during the three-month periods ended March 31, 2024 and 2023, was approximately $4 million and $7 million, respectively, recorded in connection with this program. We estimate that our net reimbursements pursuant to this program will approximate $17 million during 2024.

South Carolina DSH:

One of our facilities located in South Carolina received additional reimbursement from the state’s DSH fund. However, the South Carolina HAWQ Program, as described above, ended our DSH payment eligibility in the South Carolina DSH program during 2023. There were no South Carolina DSH revenues recorded during the three-month period ending March 31, 2024. In connection with this DSH program, included in our financial results during the three-month periods ended March 2023 was approximately $2 million.

Future changes to these terms and conditions could materially reduce our net benefit derived from the programs which could have a material adverse impact on our future consolidated results of operations. In addition, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our future consolidated results of operations. As described below in 2019 Novel Coronavirus Disease Medicare and Medicaid Payment Related Legislation, a 6.2% increase to the Medicaid Federal Matching Assistance Percentage (“FMAP”) was included in the Families First Coronavirus Response Act. The CAA of 2023 provided for the transitional reduction of the 6.2% enhanced FMAP during 2023 to 5.0% during the second quarter, 2.5% during the third quarter and 1.5% during the fourth quarter of 2023. The impact of the enhanced FMAP Medicaid supplemental and DSH payments are reflected in our financial results for the three-month periods ended March 31, 2024 and 2023.

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

We receive Medicaid SDP payments from MCOs authorized by CMS under 42 CFR §438.6 (c). Consistent with capitated rates paid by Medicaid state agencies to MCO’s for managing Medicaid beneficiary lives under a risk-based arrangement, SDP program related capitated rates must also be developed by the state in accordance with actuarial soundness standards noted at 42 CFR §438.4 and non-compliance could result in a reduction to SDP payment levels.

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

On April 22, 2024, CMS issued Medicaid and Children’s Health Insurance Program Managed Care Access, Finance, and Quality Final Rule (“Managed Care Rule”). CMS intends for the Managed Care Rule to:

•
Strengthen standard for timely access to care and states’ monitoring and enforcement efforts;
•
Enhance quality and fiscal and program integrity standards for state directed payments (“SDPs”);
•
Specify the scope of in lieu of services and settings (“ILOSs”) to better address health-related social needs (HRSNs);
•
Further specify medical loss ratio (“MLR”) requirements, and;
•
Establish a quality rating system (“QRS”) for Medicaid and CHIP managed care plans.

The SDP provisions included in the Managed Care Rule include but are not limited to:

•
Requires that provider payment levels for state directed payments for inpatient and outpatient hospital services, nursing facility services, and the professional services at an academic medical center not exceed the average commercial rate.
•
Prohibits the use of post-payment reconciliation processes for state directed payments that are based on fee schedules.
•
Makes explicit in regulation the existing requirement that state directed payments must comply with all federal laws concerning funding sources of the non-federal share.
•
Requires that states ensure each provider receiving a state directed payment attest that it does not participate in any arrangement that holds taxpayers harmless for the cost of a tax. CMS concurrently released an informational bulletin regarding CMS’ exercise of enforcement discretion until calendar year 2028 for existing health-care related tax programs with certain hold-harmless arrangements involving the redistribution of Medicaid payments.

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

Medicaid Federal DSH Allotment:

Although the implementation has been delayed several times, the Legislation (as amended by subsequent federal legislation) requires annual aggregate reductions in federal Medicaid DSH allotment from FFY 2025 through FFY 2027. Commencing in federal fiscal year 2025, and continuing through 2027, DSH payments are scheduled to be reduced by $8 billion annually. H.R. 2872, enacted into law on January 17, 2024 delayed the aforementioned Medicaid Disproportionate Share Hospital cuts through March 8, 2024.  The Consolidated Appropriations Act, 2024 was enacted into law on March 9, 2024 and delayed the $8 billion ACA DSH Cuts for FFY 2024. The $8 billion DSH reduction is now scheduled to be implemented January 1, 2025 through September 30, 2025, in effect offsetting the FFY 2025 $8 billion reduction over nine months rather than twelve months if not delayed further by Congressional action.

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

Hospital Acquired Conditions:

The Legislation prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat hospital acquired conditions (“HAC”). Beginning in FFY 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. As part of the FFY 2023 final rule discussed above, and as a result of the on-going COVID-19 pandemic, CMS suppressed all six measures in the HAC Reduction Program for the FY 2023 program year and eliminate the HAC reduction program’s one percent payment penalty. In FFY 2024, as part of the FFY 2024 IPPS final rule, CMS eliminated the suppression of the applicable HAC measures and as a result reinstated the HAC reduction program.

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

Medicare add-on for inpatient hospital COVID-19 patients

•
Increased the payment that would otherwise be made to a hospital for treating a Medicare patient admitted with COVID-19 by twenty percent (20%) for the duration of the COVID-19 public health emergency.
•
Our financial results for the three-month period ended March 31, 2024 did not include any add-on revenue while the three-month period ended March 31, 2023 included $5 million. These payments were intended to offset the increased expenses associated with the treatment of Medicare COVID-19 patients.

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

Other Operating Results

Interest Expense:

As reflected on the schedule below, interest expense was $53 million and $51 million during the three-month periods ended March 31, 2024 and 2023, respectively (amounts in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Revolving credit & demand notes (a.)	$7,246	$5,627
Tranche A term loan facility (a.)	39,472	36,062
$800 million, 2.65% Senior Notes due 2030 (b.)	5,356	5,356
$700 million, 1.65% Senior Notes due 2026 (c.)	2,932	2,932
$500 million, 2.65% Senior Notes due 2032 (d.)	3,345	3,345
Subtotal-revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	58,351	53,322
Amortization of financing fees	1,256	1,258
Other combined interest expense	2,112	435
Capitalized interest on major projects	(8,578)	(4,009)
Interest income	(315)	(130)
Interest expense, net	$52,826	$50,876
(a.)
As of March 31, 2024, our credit agreement dated November 15, 2010, as amended, provided for the following:
•
a $1.2 billion aggregate amount revolving credit facility that is scheduled to mature in August, 2026 (which, as of March 31, 2024, had $733 million of aggregate available borrowing capacity net of $463 million of outstanding borrowings and $3 million of letters of credit), and;
•
a tranche A term loan facility with $2.23 billion of outstanding borrowings as March 31, 2024 (including the $700 million increase that occurred in June, 2022).
(b.)
In September, 2020, we completed the offering of $800 million aggregate principal amount of 2.65% Senior Notes due in 2030.
(c.)
In August, 2021, we completed the offering of $700 million aggregate principal amount of 1.65% Senior Notes due in 2026.
(d.)
In August, 2021, we completed the offering of $500 million aggregate principal amount of 2.65% Senior Notes due in 2032.

Interest expense increased approximately $2 million during the three-month period ended March 31, 2024, as compared to the three-month period ended March 31, 2023. The increase was primarily due to: (i) a net $5 million increase in aggregate interest expense on our revolving credit, demand notes, senior notes, and term loan facilities, resulting from an increase in our aggregate average cost of borrowings pursuant to these facilities (4.96% during the first quarter of 2024 as compared to 4.55% during the comparable quarter of 2023), offset by a slight decrease in the aggregate average outstanding borrowings pursuant to these facilities ($4.65 billion during the first quarter of 2024 as compared to $4.67 billion during the first quarter of 2023), partially offset by; (ii) a net $3 million decrease in other combined interest expenses, due primarily to a $5 million increase in capitalized interest on major projects. The average effective interest rates, including amortization of deferred financing costs and original issue discount, on borrowings outstanding under our revolving credit, demand notes, senior notes and term loan A facility, which amounted to approximately $4.65 billion and $4.67 billion during the first quarters of 2024 and 2023, respectively, were 5.1% and 4.7% during the three-month periods ended March 31, 2024 and 2023, respectively.

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three-month periods ended March 31, 2024 and 2023 (dollar amounts in thousands):

	Three months ended
	March 31,	March 31,
	2024	2023
Provision for income taxes	$70,264	$51,726
Income before income taxes	336,086	214,101
Effective tax rate	20.9%	24.2%

The provision for income taxes increased $19 million during the first quarter of 2024, as compared to the comparable quarter of 2023, due primarily to: (i) the income tax expense recorded in connection with a $117 million increase in pre-tax income (consisting of $122 million increase in income before income taxes and a $5 million unfavorable change in the income/loss attributable to noncontrolling interests), partially offset by; (ii) a decrease of $9 million resulting from the income tax benefit recorded during the first quarter of 2024 in connection with employee share-based payments. Excluding from each period the impact of the income tax benefit/expense recorded in connection with employee share-based payments, our effective tax rates were 23.6% and 24.1% during the first quarters of 2024 and 2023, respectively.

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

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $396 million during the three-month period ended March 31, 2024 and $291 million during the first three months of 2023. The net increase of $106 million was attributable to the following:

•
a favorable change of $98 million resulting from an increase in net income plus/minus depreciation and amortization expense, stock-based compensation expense and gains on sales on sales of assets and businesses;
•
a favorable change of $86 million in other working capital accounts due primarily to the timing of disbursements for accrued liabilities;
•
an unfavorable change of $59 million in accounts receivable;
•
an unfavorable change of $45 million in other assets and deferred charges, and;
•
$26 million of other combined net favorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the three-month periods. The result is divided into the accounts receivable balance at March 31st of each year to obtain the DSO. Our DSO were 54 days and 53 days at March 31, 2024 and 2023, respectively.

Net cash used in investing activities

During the first three months of 2024, we used $195 million of net cash in investing activities as follows:

•
$209 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;
•
$8 million received in connection with net cash inflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates, and;
•
$5 million received from the sales of assets and businesses;

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

Net cash used in financing activities

During the first three months of 2024, we used $209 million of net cash in financing activities as follows:

•
spent $142 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our stock repurchase program ($106 million; excluding $19 million of purchases made during the first quarter that settled in April, 2024), and; (ii) income tax withholding obligations related to stock-based compensation programs ($36 million);
•
spent $64 million on net repayments of debt as follows: (i) $30 million related to our tranche A term loan facility; (ii) $32 million related to our revolving credit facility, and; (ii) $2 million related to other debt facilities;
•
generated $12 million of additional borrowings related to other debt facilities;
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

Expected capital expenditures during remainder of 2024

During the full year of 2024, we expect to spend approximately $850 million to $1 billion on capital expenditures which includes expenditures for capital equipment, construction of new facilities, and renovations and expansions at existing hospitals. During the first three months of 2024 we spent approximately $209 million on capital expenditures and expect to spend approximately $641 million to $791 million during the remainder of 2024.

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

As of March 31, 2024, our Credit Agreement provided for the following:

•
a $1.2 billion aggregate amount revolving credit facility that is scheduled to mature in August, 2026 (which, as of March 31, 2024, had $733 million of aggregate available borrowing capacity net of $463 million of outstanding borrowings and $3 million of letters of credit), and;

•
a tranche A term loan facility with $2.23 billion of outstanding borrowings as of March 31, 2024.

The tranche A term loan facility provides for installment payments of $30.0 million per quarter through June, 2026. The unpaid principal balance at June 30, 2026 is payable on the August 24, 2026 scheduled maturity date of the Credit Agreement.

Revolving credit and tranche A term loan borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month term SOFR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month term SOFR rate plus 0.1% (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625%. As of March 31, 2024, the applicable margins were 0.50% for ABR-based loans and 1.50% for SOFR-based loans under the revolving credit and term loan A facilities. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, if sold to a receivables facility pursuant to the Credit Agreement, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens, indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of March 31, 2024 and December 31, 2023.

As of March 31, 2024, we had combined aggregate principal of $2.0 billion from the following senior secured notes:

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

As discussed in Note 2 to the Consolidated Financial Statements-Relationship with Universal Health Realty Income Trust and Other Related Party Transactions, on December 31, 2021, we (through wholly-owned subsidiaries of ours) entered into an asset purchase and sale agreement with Universal Health Realty Income Trust (the “Trust”). Pursuant to the terms of the agreement, which was amended during the first quarter of 2022, we, among other things, transferred to the Trust, the real estate assets of Aiken Regional Medical Center (“Aiken”) and Canyon Creek Behavioral Health (“Canyon Creek”). In connection with this transaction, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases, as amended, (with the Trust as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. As a result of our purchase option within the Aiken and Canyon Creek lease agreements, this asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust are recorded to interest expense and as a reduction of the outstanding financial liability, and the amount allocated to interest expense is determined based upon our incremental borrowing rate and the outstanding financial liability. In connection with this transaction, our consolidated balance sheets at March 31, 2024 and December 31, 2023 reflect financial liabilities, which are included in debt, of approximately $77 million as of each date.

At March, 2024, the carrying value and fair value of our debt were approximately $4.9 billion and $4.6 billion, respectively. At December 31, 2023, the carrying value and fair value of our debt were approximately $4.9 billion and $4.6 billion, respectively. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was approximately 44% as of both March 31, 2024 and December 31, 2023.

We expect to finance all capital expenditures and acquisitions and pay dividends and potentially repurchase shares of our common stock utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing revolving credit facility, which had $733 million of available borrowing capacity as of March 31, 2024, or through refinancing the existing Credit Agreement; (ii) the issuance of other short-term and/or long-term debt, and/or; (iii) the issuance of equity. We believe that our operating cash flows, cash and cash equivalents, available commitments under existing agreements, as well as access to the capital markets, provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months. However, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Supplemental Guarantor Financial Information

As of March 31, 2024, we had combined aggregate principal of $2.0 billion from The Notes:

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

The summarized balance sheet information for the consolidated obligor group of debt issued by Universal Health Services, Inc. is presented in the table below:

(in thousands)	March 31, 2024	December 31, 2023
Current assets	$2,318,249	$2,292,716
Noncurrent assets (1)	8,904,696	8,876,623
Current liabilities	1,814,098	1,786,642
Noncurrent liabilities	5,627,816	5,728,371
Due to non-guarantors	926,008	913,481
(1) Includes goodwill of $3,267 million as of March 31, 2024 and December 31, 2023, respectively.

The summarized results of operations information for the consolidated obligor group of debt issued by Universal Health Services, Inc. is presented in the table below:

	Three Months Ended	Twelve Months Ended
(in thousands)	March 31, 2024	December 31, 2023
Net revenues	$3,091,319	$11,454,260
Operating charges	2,738,512	10,416,176
Interest expense, net	52,929	277,521
Other (income) expense, net	(1,480)	24,996
Net income	$230,322	$556,423

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2024 there have been no material changes in the off-balance sheet arrangements consisting of standby letters of credit and surety bonds.

As of March 31, 2024 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $193 million consisting of: (i) $174 million related to our self-insurance programs, and; (ii) $19 million of other debt and public utility guarantees.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risk during the three months ended March 31, 2024. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures

As of March 31, 2024, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6-Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report for a description of our legal proceedings. Such information is hereby incorporated by reference.

Item 1A. Risk Factors

The following is an update to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Other than the following update, there have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. You should carefully consider the risk factors contained in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our other filings made with the Securities and Exchange Commission.

We are subject to pending legal actions, purported stockholder class actions, governmental investigations, inquiries and regulatory actions.

We and our subsidiaries are subject to pending legal actions, governmental investigations, inquiries and regulatory actions and judgments (see Note 6 to the Consolidated Financial Statements-Commitments and Contingencies as contained in this Quarterly Report on Form 10-Q). We may become subject to additional medical malpractice lawsuits, product liability lawsuits, class action lawsuits, investigations and other legal actions in the ordinary course of business.

Defending ourselves against the allegations in the lawsuits and governmental investigations, inquiries, or similar matters and any related publicity, could potentially entail significant costs and could require significant attention from our management and our reputation could suffer significantly. We are unable to predict the outcome of these matters or to reasonably estimate the amount or range of any such loss; however, these lawsuits and the related publicity and news articles that have been published concerning these matters could have a material adverse effect on our business, financial condition, results of operations and/or cash flows which in turn could cause a decline in our stock price. In an effort to resolve one or more of these matters, we may choose to negotiate a settlement. Amounts we pay to settle any of these matters may be material. All professional and general liability insurance we purchase is subject to policy limitations. We believe that, based on our past experience and actuarial estimates, our insurance coverage is adequate considering the claims arising from the operations of our hospitals. While we continuously monitor our coverage, our ultimate liability for professional and general liability claims could change materially from our current estimates. If such policy limitations should be partially or fully exhausted in the future, or payments of claims exceed our estimates or are not covered by our insurance, it could have a material adverse effect on our operations.

For example, as discussed elsewhere herein, a jury recently returned a verdict for compensatory damages of $60 million and punitive damages of $475 million against the Pavilion Behavioral Health System (the “Pavilion”), one of our indirect subsidiaries. The Pavilion is evaluating all legal options and intends to challenge this verdict in post-judgment trial court proceedings and on appeal. We are uncertain as to the ultimate financial exposure related to the Pavilion matter and we can make no assurances regarding its outcome, or the amount of damages that may be held recoverable after post-judgment proceedings and appeal.

Also, in July 2022, UHS along with three other companies that own Residential Treatment Facilities (“RTFs”) received a letter from U.S. Senator Patty Murray (then Chair of the Senate Health, Education, Labor and Pensions Committee) and U.S. Senator Ron Wyden (Chairman of the Senate Finance Committee) requesting information about policies and practices in providing treatment to children and youths in RTFs. We have cooperated with the inquiry and provided certain documents and information to the Committees. Recently, we received new and supplemental requests for information and documentation. In addition, we have recently been advised that the Senate Finance Committee intends to hold a public hearing on the topic and to issue a report of their findings in the coming months.

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

If our financial exposure in connection with litigation relating to the Pavilion Behavioral Health System exhausts all or a significant portion of the remaining commercial insurance coverage available to our subsidiaries related to other occurrences in 2020, or it causes us to have to post a large bond or other collateral during an appeal process, our future results of operations and capital resources could be materially adversely impacted.

As previously reported on Form 8-K as filed on April 1, 2024, the Pavilion Behavioral Health System (the “Pavilion”), an indirect subsidiary of the Company, is a defendant in a lawsuit filed in Champaign County, Illinois, relating to the sexual assault of one minor patient by another minor patient in 2020. The plaintiff asserted claims of negligence and misrepresentation. The Pavilion denied any liability. The case went to trial in March of 2024. On March 28, 2024, a jury returned a verdict for compensatory damages of $60 million and punitive damages of $475 million and a related judgment was entered against the Pavilion. Based on a search of verdicts in comparable cases, the magnitude of this verdict was unexpected and is unprecedented for a single-plaintiff injury case of this type in Champaign County, Illinois. The Pavilion is evaluating all legal options and intends to challenge this verdict in post-judgment trial court proceedings and on appeal. We are uncertain as to the ultimate financial exposure related to the Pavilion matter and we can make no assurances regarding its outcome, or the amount of damages that may be held recoverable after post-judgment proceedings and appeal. While the Pavilion has professional liability insurance to cover a portion of these amounts, the resolution of this matter may have a material adverse effect on the Company. As of March 31, 2024, without reduction for any potential amounts related to the above-mentioned Pavilion matter, the Company and its subsidiaries have aggregate insurance coverage of approximately $221 million remaining under commercial policies for matters applicable to the 2020 policy year (in excess of the applicable self-insured retention amounts ($10 million per occurrence for professional liability claims and $3 million per occurrence for general liability claims)). In the event the resolution of the Pavilion matter exhausts all or a significant portion of the remaining commercial insurance coverage available to the Company and its subsidiaries for claims that occurred in 2020, or it causes us to have to post a large bond or other collateral during an appeal process, our future results of operations and capital resources could be materially adversely impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of December 31, 2023, we had an aggregate available repurchase authorization of $422.9 million pursuant to our stock repurchase program. Pursuant to this program, shares of our Class B Common Stock may be repurchased, from time to time as conditions allow, on the open market or in negotiated private transactions. There is no expiration date for our stock repurchase program.

As reflected below, during the three-month period ended March 31, 2024, we have repurchased 700,000 shares at an aggregate cost of approximately $125.10 million (approximately $178.71 per share) pursuant to the terms of our stock repurchase program. In addition, during the three-month period ended March 31, 2024, 205,172 shares were repurchased in connection with income tax withholding obligations resulting from stock-based compensation programs.

During the period of January 1, 2024 through March 31, 2024, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid for shares purchased as part of publicly announced program (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands)
January 2024	$-	7,978	81	$0.01	—	$-	$-	—	$422,883
February, 2024	$-	10,665	13	$0.01	—	$-	$-	—	$422,883
March, 2024	$-	886,529	13	$0.01	700,000	$178.71	$125,096	—	$297,787
Total January through March, 2024	$-	905,172	107	$0.01	700,000	178.71	$125,096

Dividends

During the quarter ended March 31, 2024, we declared and paid dividends of $.20 per share. Dividend equivalents are accrued on unvested restricted stock units and will be paid upon vesting of the restricted stock unit.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

22.1	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document –the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: May 8, 2024	/s/ Marc D. Miller
Marc D. Miller,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)