Form 10-Q
period 2024-06-30
UNIVERSAL HEALTH SERVICES INC
filed 2024-08-08
CIK 352915

a-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of July 31, 2024:

Class A	6,577,100
Class B	59,461,566
Class C	661,688
Class D	12,802

UNIVERSAL HEALTH SERVICES, INC.

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2024. This Report modifies and supersedes documents filed prior to this Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Report.

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

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net revenues	$3,907,604	$3,548,138	$7,751,186	$7,015,656
Operating charges:
Salaries, wages and benefits	1,856,372	1,770,271	3,698,996	3,523,606
Other operating expenses	1,043,116	938,314	2,075,286	1,817,265
Supplies expense	388,063	380,294	791,636	760,283
Depreciation and amortization	147,480	143,744	288,483	285,365
Lease and rental expense	36,175	35,387	71,625	70,309
	3,471,206	3,268,010	6,926,026	6,456,828
Income from operations	436,398	280,128	825,160	558,828
Interest expense, net	48,899	48,831	101,725	99,707
Other (income) expense, net	5,493	6,602	5,343	20,325
Income before income taxes	382,006	224,695	718,092	438,796
Provision for income taxes	87,676	55,393	157,940	107,119
Net income	294,330	169,302	560,152	331,677
Less: Net income (loss) attributable to noncontrolling interests	5,178	(2,011)	9,166	(2,751)
Net income attributable to UHS	$289,152	$171,313	$550,986	$334,428

Basic earnings per share attributable to UHS	$4.32	$2.44	$8.22	$4.75
Diluted earnings per share attributable to UHS	$4.26	$2.42	$8.08	$4.70

Weighted average number of common shares - basic	66,878	70,073	67,041	70,304
Add: Other share equivalents	1,042	766	1,160	859
Weighted average number of common shares and equivalents - diluted	67,920	70,839	68,201	71,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$294,330	$169,302	$560,152	$331,677
Other comprehensive income (loss):
Foreign currency translation adjustment	907	19,730	(66)	23,928
Other	-	-	17	-
Other comprehensive income (loss) before tax	907	19,730	(49)	23,928
Income tax expense (benefit) related to items of other comprehensive income (loss)	8	1,255	428	831
Total other comprehensive (loss) income, net of tax	899	18,475	(477)	23,097
Comprehensive income	295,229	187,777	559,675	354,774
Less: Comprehensive income (loss) attributable to noncontrolling interests	5,178	(2,011)	9,166	(2,751)
Comprehensive income attributable to UHS	$290,051	$189,788	$550,509	$357,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$128,786	$119,439
Accounts receivable, net	2,156,811	2,238,265
Supplies	218,780	216,988
Other current assets	236,317	236,658
Total current assets	2,740,694	2,811,350

Property and equipment	12,239,814	11,777,047
Less: accumulated depreciation	(5,905,061)	(5,652,518)
	6,334,753	6,124,529
Other assets:
Goodwill	3,942,372	3,932,407
Deferred income taxes	107,963	85,626
Right of use assets-operating leases	425,407	433,962
Deferred charges	6,858	6,974
Other	513,381	572,754
Total Assets	$14,071,428	$13,967,602

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$127,508	$126,686
Accounts payable and other liabilities	1,926,295	1,813,015
Operating lease liabilities	71,982	71,600
Federal and state taxes	23,422	2,046
Total current liabilities	2,149,207	2,013,347

Other noncurrent liabilities	569,687	584,007
Operating lease liabilities noncurrent	379,580	382,559
Long-term debt	4,416,731	4,785,783

Redeemable noncontrolling interests	5,418	5,191

Equity:
UHS common stockholders’ equity	6,485,372	6,149,001
Noncontrolling interest	65,433	47,714
Total equity	6,550,805	6,196,715
Total Liabilities and Stockholders’ Equity	$14,071,428	$13,967,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months ended June 30, 2024

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, April 1, 2024	$4,987	$66	$600	$7	$0	$(673,436)	$6,921,547	$7,913	$6,256,697	$49,147	$6,305,844
Common Stock
Issued/(converted)	—	—	(2)	—	—	—	3,985	—	3,983	—	3,983
Repurchased, including excise tax	—	—	(4)	—	—	—	(77,843)	—	(77,847)	—	(77,847)
Restricted share-based compensation expense	—	—	—	—	—	—	12,779	—	12,779	—	12,779
Dividends paid and accrued	—	—	—	—	—	(13,579)	—	—	(13,579)	—	(13,579)
Stock option expense	—	—	—	—	—	—	13,288	—	13,288	—	13,288
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(609)	(609)
Sale of ownership interests to minority members	—	—	—	—	—	—	—	—	—	12,148	12,148
Comprehensive income:
Net income (loss) to UHS / noncontrolling interests	431	—	—	—	—	—	289,152	—	289,152	4,747	293,899
Other	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	899	899	—	899
Subtotal - comprehensive income	431	—	—	—	—	—	289,152	899	290,051	4,747	294,798
Balance, June 30, 2024	$5,418	$66	$594	$7	$—	$(687,015)	$7,162,908	$8,812	$6,485,372	$65,433	$6,550,805

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2024	$5,191	$66	$599	$7	$0	$(659,890)	$6,798,930	$9,289	$6,149,001	$47,714	$6,196,715
Common Stock
Issued/(converted)	—	—	8	—	—	—	7,386	—	7,394	—	7,394
Repurchased, including excise tax	—	—	(13)	—	—	—	(239,925)	—	(239,938)	—	(239,938)
Restricted share-based compensation expense	—	—	—	—	—	—	17,879	—	17,879	—	17,879
Dividends paid and accrued	—	—	—	—	—	(27,125)		—	(27,125)	—	(27,125)
Stock option expense	—	—	—	—	—	—	27,669	—	27,669	—	27,669
Distributions to noncontrolling interests	(649)	—	—	—	—	—	—	—	—	(4,440)	(4,440)
Sale of ownership interests to minority members	—	—	—	—	—	—	—	—	—	13,869	13,869
Comprehensive income:								—
Net income (loss) to UHS / noncontrolling interests	876	—	—	—	—	—	550,986	—	550,986	8,290	559,276
Other		—	—	—	—	—	(17)	17	—	—	—
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	(494)	(494)	—	(494)
Subtotal - comprehensive income	876	—	—	—	—	—	550,969	(477)	550,492	8,290	558,782
Balance, June 30, 2024	$5,418	$66	$594	$7	$0	$(687,015)	$7,162,908	$8,812	$6,485,372	$65,433	$6,550,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months ended June 30, 2023

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, April 1, 2023	$4,269	$66	$633	$7	$0	$(618,326)	$6,634,774	$(5,046)	$6,012,108	$40,309	$6,052,417
Common Stock
Issued/(converted)	—	—	3	—	—	—	3,608	—	3,611	—	3,611
Repurchased, including excise tax	—	—	(8)	—	—	—	(125,843)	—	(125,851)	—	(125,851)
Restricted share-based compensation expense	—	—	—	—	—	—	5,769	—	5,769	—	5,769
Dividends paid and accrued	—	—	—	—	—	(14,147)	—	—	(14,147)	—	(14,147)
Stock option expense	—	—	—	—	—	—	15,904	—	15,904	—	15,904
Acquisition of noncontrolling interest in majority owned business	—	—	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(300)	—	—	—	—	—	—	—	—	(290)	(290)
Sale of ownership interests to minority members	—	—	—	—	—	—	—	—	—	3,814	3,814
Comprehensive income:
Net income (loss) to UHS / noncontrolling interests	244	—	—	—	—	—	171,313	—	171,313	(2,256)	169,057
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	18,475	18,475	—	18,475
Subtotal - comprehensive income	244	—	—	—	—	—	171,313	18,475	189,788	(2,256)	187,532
Balance, June 30, 2023	$4,213	$66	$628	$7	$—	$(632,473)	$6,705,525	$13,429	$6,087,182	$41,577	$6,128,759

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2023	$4,695	$66	$637	$7	$0	$(604,127)	$6,533,667	$(9,668)	$5,920,582	$44,768	$5,965,350
Common Stock
Issued/(converted)	—	—	6	—	—	—	6,700	—	6,706	—	6,706
Repurchased, including excise tax	—	—	(15)	—	—	—	(211,662)	—	(211,677)	—	(211,677)
Restricted share-based compensation expense	—	—	—	—	—	—	10,263	—	10,263	—	10,263
Dividends paid and accrued	—	—	—	—	—	(28,346)	—	—	(28,346)	—	(28,346)
Stock option expense	—	—	—	—	—	—	32,129	—	32,129	—	32,129
Acquisition of noncontrolling interest in majority owned business	—	—	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(1,050)	—	—	—	—	—	—	—	—	(3,685)	(3,685)
Sale of ownership interests to minority members	—	—	—	—	—	—	—	—	—	3,814	3,814
Comprehensive income:
Net income (loss) to UHS / noncontrolling interests	568	—	—	—	—	—	334,428	—	334,428	(3,320)	331,108
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	23,097	23,097	—	23,097
Subtotal - comprehensive income	568	—	—	—	—	—	334,428	23,097	357,525	(3,320)	354,205
Balance, June 30, 2023	$4,213	$66	$628	$7	$0	$(632,473)	$6,705,525	$13,429	$6,087,182	$41,577	$6,128,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Six months ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$560,152	$331,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	288,483	285,365
Gains on sale of assets and businesses	(3,725)	(6,250)
Stock-based compensation expense	46,162	43,062
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	66,174	(82,078)
Accrued interest	3,310	(107)
Accrued and deferred income taxes	26,970	(32,695)
Other working capital accounts	39,686	20,216
Medicare accelerated payments and deferred CARES Act and other grants	-	2,741
Other assets and deferred charges	(3,030)	32,746
Other	14,277	15,471
Accrued insurance expense, net of commercial premiums paid	102,222	95,157
Payments made in settlement of self-insurance claims	(64,994)	(51,604)
Net cash provided by operating activities	1,075,687	$653,701

Cash Flows from Investing Activities:
Property and equipment additions	(449,933)	(336,664)
Proceeds received from sales of assets and businesses	5,428	23,688
Acquisition of businesses and property	-	(3,728)
Inflows (outflows) from foreign exchange contracts that hedge our net U.K. investment	6,830	(31,305)
Decrease in capital reserves of commercial insurance subsidiary	196	-
Net cash used in investing activities	(437,479)	(348,009)

Cash Flows from Financing Activities:
Repayments of long-term debt	(382,675)	(93,557)
Additional borrowings, net	12,038	-
Financing costs	-	(293)
Repurchase of common shares	(237,987)	(209,756)
Dividends paid	(27,006)	(28,263)
Issuance of common stock	7,227	6,598
Profit distributions to noncontrolling interests	(5,089)	(4,735)
Sale of ownership interests to minority members	5,025	407
Net cash used in financing activities	(628,467)	(329,599)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(392)	2,377

Increase (decrease) in cash, cash equivalents and restricted cash	9,349	(21,530)
Cash, cash equivalents and restricted cash, beginning of period	214,470	200,837
Cash, cash equivalents and restricted cash, end of period	$223,819	$179,307

Supplemental Disclosures of Cash Flow Information:
Interest paid	$95,902	$97,297
Income taxes paid, net of refunds	$131,499	$133,840
Noncash purchases of property and equipment	$108,260	$100,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended June 30, 2024. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

(2) Relationship with Universal Health Realty Income Trust and Other Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At June 30, 2024, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. The advisory agreement was renewed by the Trust for 2024 at the same rate in place for 2023, 2022 and 2021, providing for an advisory fee computation at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $1.4 million and $1.3 million during the three-month periods ended June 30, 2024 and 2023, respectively, and approximately $2.7 million and $2.6 million during the six-month periods ended June 30, 2024 and 2023, respectively.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust was approximately $314,000 and $250,000 during the three-month periods ended June 30, 2024 and 2023, respectively, and approximately $614,000 and $550,000 during the six-month periods ended June 30, 2024 and 2023, respectively, and is included in other (income) expense, net, on the accompanying consolidated statements of income for each period. We received dividends from the Trust amounting to $575,000 and $567,000 during the three-month periods ended June 30, 2024 and 2023, respectively, and $1.1 million during each of the six-month periods ended June 30, 2024 and 2023. The carrying value of our investment in the Trust was approximately $6.4 million and $7.0 million at June 30, 2024 and December 31, 2023, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of our investment in the Trust was $30.8 million at June 30, 2024 and $34.1 million at December 31, 2023, based on the closing price of the Trust’s stock on the respective dates.

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

As a result of the purchase options within the lease agreements for Aiken and Canyon Creek, the asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP. We have accounted for the asset exchange and substitution transaction with the Trust as a financing arrangement and, since we did not derecognize the real property related to Aiken and Canyon Creek, we will continue to depreciate the assets. Our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 reflects a financial liability of $75.7 million and $77.5 million, respectively, which is included in debt, for the fair value of real estate assets that we exchanged as part of the transaction. Our monthly lease payments payable to the Trust will be recorded to interest expense and as a reduction to the outstanding financial liability. The amount allocated to interest expense is determined using our incremental borrowing rate and is based on the outstanding financial liability.

The aggregate rent payable to the Trust in connection with the leases on McAllen Medical Center, Wellington Regional Medical Center, Aiken Regional Medical Center and Canyon Creek Behavioral Health was approximately $5 million during each of the three months ended June 30, 2024 and 2023, and approximately $11 million and $10 million during the six months ended June 30, 2024 and 2023, respectively.

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

The table below provides certain details for each of the hospitals leased from the Trust as of June 30, 2024:

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

In August, 2015, Marc D. Miller, our President and Chief Executive Officer and member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance. During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO. Also in connection with this GPO agreement, we received shares of restricted stock of Premier which vested ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO. During the third quarter of 2020, we entered into an agreement with Premier pursuant to the terms of which, among other things, our ownership interest in Premier was converted into shares of Class A Common Stock of Premier. We have elected to retain a portion of the previously vested shares of Premier, the market value of which is included in other assets on our condensed consolidated balance sheets. Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier was approximately $42 million and $50 million as of June 30, 2024 and December 31, 2023, respectively. The change in market value of our Premier shares since December 31, 2023 was recorded as an unrealized loss and included in “Other (income) expense, net” in our condensed consolidated statements of income for the three and six-month period ended June 30, 2024. Additionally, we received cash dividends from Premier amounting to approximately $470,000 and $500,000 for the three-month periods ended June 30, 2024 and 2023, respectively, and approximately $900,000 for each of the six-month periods ended June 30, 2024 and 2023. The dividends are included in “Other (income) expense, net” in our condensed consolidated statements of income.

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

As of June 30, 2024, outside owners held noncontrolling, minority ownership interests of: (i) approximately 7% in an acute care facility located in Texas; (ii) 49%, 20%, 30%, 20%, 25%, and 48% in six behavioral health care facilities located in Arizona, Pennsylvania, Ohio, Washington, Missouri, and Iowa, respectively, (iii) 26% and 49% in two behavioral health care facilities located in Michigan (one currently under construction with an expected opening in the second quarter of 2025) and; (iv) approximately 5% in an acute care facility and 49% in a surgery center, located in Nevada. The noncontrolling interest and redeemable noncontrolling interest balances of $65 million and $5 million, respectively, as of June 30, 2024, consist primarily of the third-party ownership interests in these hospitals.

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

As of June 30, 2024, our Credit Agreement provided for the following:

•
a $1.2 billion aggregate amount revolving credit facility that is scheduled to mature in August, 2026 (which, as of June 30, 2024, had $1.02 billion of aggregate available borrowing capacity net of $177 million of outstanding borrowings and $3 million of letters of credit), and;
•
a tranche A term loan facility with $2.20 billion of outstanding borrowings as of June 30, 2024.

The tranche A term loan facility provides for installment payments of $30.0 million per quarter through June, 2026. The unpaid principal balance at June 30, 2026 is payable on the August 24, 2026 scheduled maturity date of the Credit Agreement.

Revolving credit and tranche A term loan borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month term SOFR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month term SOFR rate plus 0.1% (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625%. As of June 30, 2024, the applicable margins were 0.375% for ABR-based loans and 1.375% for SOFR-based loans under the revolving credit and term loan A facilities. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, if sold to a receivables facility pursuant to the Credit Agreement, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens, indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of June 30, 2024 and December 31, 2023.

As of June 30, 2024, we had combined aggregate principal of $2.0 billion from the following senior secured notes:

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

As discussed in Note 2 to the Condensed Consolidated Financial Statements-Relationship with Universal Health Realty Income Trust and Other Related Party Transactions, on December 31, 2021, we (through wholly-owned subsidiaries of ours) entered into an asset purchase and sale agreement with Universal Health Realty Income Trust (the “Trust”). Pursuant to the terms of the agreement, which was amended during the first quarter of 2022, we, among other things, transferred to the Trust, the real estate assets of Aiken Regional Medical Center (“Aiken”) and Canyon Creek Behavioral Health (“Canyon Creek”). In connection with this transaction, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases, as amended, (with the Trust as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. As a result of our purchase option within the Aiken and Canyon Creek lease agreements, this asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust are recorded to interest expense and as a reduction of the outstanding financial liability, and the amount allocated to interest expense is determined based upon our incremental borrowing rate and the outstanding financial liability. In connection with this transaction, our consolidated balance sheets at June 30, 2024 and December 31, 2023 reflect financial liabilities, which are included in debt, of approximately $76 million and $77 million, respectively.

At June 30, 2024, the carrying value and fair value of our debt were approximately $4.5 billion and $4.3 billion, respectively. At December 31, 2023, the carrying value and fair value of our debt were approximately $4.9 billion and $4.6 billion, respectively. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Foreign Currency Forward Exchange Contracts:

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. In connection with these forward exchange contracts, we recorded net cash inflows of $7 million during the six-month period ended June 30, 2024 and net cash outflows of $31 million during the six-month period ended June 30, 2023.

Derivatives Hedging Relationships:

The following table presents the effects of our foreign currency forward exchange contracts on our results of operations for the three and six-month periods ended June 30, 2024 and 2023 (in thousands):

	Gain/(Loss) recognized in AOCI
	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Net Investment Hedge relationships
Foreign currency forward exchange contracts	$(1,696)	$(8,256)	$8,201	$(30,400)

No other gains or losses were recognized in income related to derivatives in Subtopic 815-20.

Cash, Cash Equivalents and Restricted Cash:

Cash, cash equivalents, and restricted cash as reported in the condensed consolidated statements of cash flows are presented separately on our condensed consolidated balance sheets as follows (in thousands):

	June 30,	June 30,	December 31,
	2024	2023	2023
Cash and cash equivalents	$128,786	$79,451	$119,439
Restricted cash (a)	95,033	99,856	95,031
Total cash, cash equivalents and restricted cash	$223,819	$179,307	$214,470

(a) Restricted cash is included in other noncurrent assets on the accompanying condensed consolidated balance sheets.

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
•
Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	June 30, 2024	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$111,289	Other noncurrent assets	$111,289
Certificates of deposit	2,201	Other noncurrent assets		2,201
Equity securities	41,684	Other noncurrent assets	41,684
Deferred compensation assets	47,753	Other noncurrent assets	47,753
	$202,927		$200,726	$2,201	-
Liabilities:
Foreign currency forward exchange contracts	$540	Accounts payable and other liabilities		$540
Deferred compensation liability	47,753	Other noncurrent liabilities	47,753
	$48,293		$47,753	$540	-

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2023	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$111,129	Other noncurrent assets	$111,129
Certificates of deposit	2,300	Other noncurrent assets		2,300
Equity securities	49,923	Other noncurrent assets	49,923
Deferred compensation assets	43,060	Other noncurrent assets	43,060
	$206,412		$204,112	$2,300	-
Liabilities:
Foreign currency forward exchange contracts	$1,911	Accounts payable and other liabilities		$1,911
Deferred compensation liability	43,060	Other noncurrent liabilities	43,060
	$44,971		$43,060	$1,911	-

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

These subsidiaries are provided with several excess policies through commercial insurance carriers which provide for coverage in excess of the applicable per occurrence and aggregate self-insured retention or underlying policy limits up to approximately $175 million in 2024; $165 million in 2023; $162 million in 2022; $155 million in 2021 and $250 million during each of 2014 through 2020. In addition, from time to time based upon marketplace conditions, we may elect to purchase additional commercial coverage for certain of our facilities or businesses. Our behavioral health care facilities located in the U.K. have policies through a commercial insurance carrier located in the U.K. that provides for £18.5 million of professional liability coverage, and £25 million of general liability coverage. The commercial insurance limits indicated above for each policy year may have been reduced due to payment of covered claims or suits, subject to the policy terms and conditions.

As disclosed below in Legal Proceedings, on March 28, 2024, a jury returned a verdict for compensatory damages of $60 million and punitive damages of $475 million and a related judgment was entered against The Pavilion Behavioral Health System (the “Pavilion”), an indirect subsidiary of ours. We are uncertain as to the ultimate financial exposure related to the Pavilion matter (which relates to a 2020 occurrence) and we can make no assurances regarding its outcome, or the amount of damages that may be ultimately held recoverable after post-judgment proceedings and appeal. While the Pavilion has professional liability insurance to cover a portion of these amounts, the resolution of the Pavilion matter may have a material adverse effect on the Company. As of June 30, 2024, without reduction for any potential amounts related to the Pavilion matter, the Company and its subsidiaries have aggregate insurance coverage of approximately $221 million remaining under commercial policies for matters applicable to the 2020 policy year (in excess of the applicable self-insured retention amounts of $10 million per occurrence for professional liability claims and $3 million per occurrence for general liability claims). In the event the resolution of the Pavilion matter exhausts all or a significant portion of the remaining commercial insurance coverage available to the Company and its subsidiaries related to other matters that occurred in 2020, or the Pavilion matter causes the posting of a large bond or other collateral during an appeal process, our future results of operations and capital resources could be materially adversely impacted.

As of June 30, 2024, the total net accrual for our professional and general liability claims was $465 million, of which $70 million was included in current liabilities. As of December 31, 2023, the total net accrual for our professional and general liability claims was $431 million, of which $70 million was included in current liabilities.

As a result of unfavorable trends experienced during the past several years, included in our results of operations were increases to our reserves for self-insured professional and general liability claims amounting to approximately $7 million and $14 million during the three and six-month periods ended June 30, 2024, respectively, and $20 million during the three and six-month periods ended June 30, 2023. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimates of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Given our significant self-insured exposure for professional and general liability claims, there can be no assurance that a sharp increase in the number and/or severity of claims asserted against us will not have a material adverse effect on our future results of operations.

As of June 30, 2024, the total accrual for our workers’ compensation liability claims was $134 million, $58 million of which was included in current liabilities. As of December 31, 2023, the total accrual for our workers’ compensation liability claims was $130 million, $55 million of which was included in current liabilities. As a result of favorable trends experienced in prior years, included in our results of operations during the three and six-month periods ended June 30, 2023, was a pre-tax decrease to our reserves for self-insured workers' compensation liability claims of approximately $10 million.

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

Property Insurance

We have commercial property insurance policies for our properties, covering the period of June 1, 2024 to June 1, 2025, providing property and business interruption coverage for losses in excess of $15 million per occurrence or per location (as applicable based upon the event) up to a $1 billion annual policy limitation for certain catastrophic events or perils. These commercial policies provide for coverage of up to $250 million of annual aggregate coverage for losses resulting from windstorm damage. Losses resulting from named windstorms are subject to deductibles between 3% and 5% of the total insurable value of the property. In addition, we have commercial property insurance policies covering catastrophic losses resulting from earthquake and flood damage, each subject to aggregated loss limits (as opposed to per occurrence losses). Commercially insured earthquake coverage for our facilities is subject to various deductibles and limitations including: (i) $100 million limitation for our facilities located in California, New Madrid Seismic Zone, Pacific Northwest Seismic Zone, Alaska and certain counties in Nevada; (ii) $100 million limitation for our facilities located in fault zones within the United States; (iii) $40 million limitation for our facilities located in Puerto Rico, and; (iv) $250 million limitation for many of our facilities located in other states. Our commercially insured flood coverage has a limit of $100 million annually. There is also a $10 million sublimit for one of our facilities located in Houston, Texas, and a $1 million sublimit for our facilities located in Puerto Rico. In addition, subject to the underlying policies' deductible provisions, our facilities located in California, New Madrid Seismic Zone, Pacific Northwest Seismic Zone, Alaska and certain counties in Nevada, have $50 million of excess commercial property insurance coverage for earthquake losses in excess of $100 million. Property insurance for our behavioral health facilities located in the U.K. are provided on an all risk basis up to a £1.5 billion policy limit, with coverage caps per location, that includes coverage for real and personal property as well as business interruption losses.

These commercial policies are subject to a deductible of: (i) $5 million per location for damage resulting from earthquake, wind, hail and flood, and; (ii) $5 million per occurrence for all other events. For per location or per occurrence losses in excess of the applicable deductible, we are self-insured, through our wholly-owned captive, for up to $10 million of annual aggregate losses. Should the $10 million self-insured annual aggregate limitation be exhausted during the policy year, we have commercial insurance coverage for the next $30 million of annual aggregate losses in excess of the applicable deductible. In the event the $30 million of commercial coverage is also exhausted, we are self-insured for all per location or per occurrence losses up to $25 million, including the $5 million deductible.

Commitment to Develop, Lease and Operate an Acute Care Hospital in Washington, D.C.

During 2020, we entered into various agreements with the District of Columbia (the “District”) related to the development, leasing and operation of an acute care hospital and certain other facilities/structures on land owned by the District (“District Facilities”). The agreements contemplate that we will serve as manager for development and construction of the District Facilities on behalf of the District, with a projected aggregate cost of approximately $439 million, approximately $257 million of which was incurred as of June 30, 2024, which will be entirely funded by the District. Construction of the District Facilities is expected to be completed during 2025.

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

Additionally, we have committed to expend no less than $75 million (approximately $6 million of which has been incurred as of June 30, 2024), over a projected 12-year period, in healthcare infrastructure including expenditures related to the District Facilities as well as other healthcare related expenditures in certain specified areas of Washington, D.C. Pursuant to the agreements, the District is entitled to certain termination fees and other amounts as specified in the agreements in the event we, within certain specified periods of time, cease to operate the acute care hospital or there is a transfer of control of us or our subsidiary operating the hospital.

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

Certain legal matters are described below:

Knight v. Miller, et. al.

In July 2021, a shareholder derivative lawsuit was filed by plaintiff, Robin Knight, in the Chancery Court in Delaware against the members of the Board of Directors of the Company as well as certain officers (C.A. No.: 2021-0581-SG). The Company was named as a nominal defendant. The lawsuit alleges that in March 2020 stock options were awarded with exercise prices that did not reflect the Company’s fundamentals and business prospects, and in anticipation of future market rebound resulting in excessive gains. The lawsuit makes claims of breaches of fiduciary duties, waste of corporate assets, and unjust enrichment. The lawsuit seeks monetary damages allegedly incurred by the Company, disgorgement of the March 2020 stock awards as well as any proceeds derived therefrom and unspecified equitable relief. Defendants deny the allegations. We filed a motion to dismiss the complaint and the court granted part and denied part of our motion. During the third quarter of 2022, we reached a preliminary settlement, which would not have had a material impact on our consolidated financial statements. The settlement required court approval which the court declined to provide. Our Board of Directors authorized the formation of a Special Litigation Committee ("SLC") to review the matter and determine whether it is in the best interests of the Company to pursue this claim. The court stayed the litigation until April 15, 2024 while the SLC conducted their review. According to the SLC’s status letter to the Court of Chancery, dated April 15, 2024, after a thorough examination of documentary evidence, interviews with relevant persons, and a review of the applicable law, the SLC has determined that the claims asserted in the shareholder derivative lawsuit do not have merit and that pursuing them would not be in the interest of the Company. The SLC further advised the Court that the SLC has concluded that the claims should be dismissed. The parties have jointly filed a stipulation with the Court requesting dismissal of the case. After a preliminary hearing on the matter, the court requested a revised stipulation be filed which is being prepared and expected to be filed shortly. In the event that the Court approves the stipulation for dismissal, further notice of the dismissal, and of the Company’s agreement to resolve plaintiff's counsel’s fee demand in exchange for a $250,000 payment, will be provided as required by the stipulation. In the event the Court does not approve the dismissal of the case, we are uncertain as to potential liability or financial exposure, if any, which may be associated with this matter.

Disproportionate Share Hospital Payment Matter:

In late September, 2015, many hospitals in Pennsylvania, including certain of our behavioral health care hospitals located in the state, received letters from the Pennsylvania Department of Human Services (the “Department”) demanding repayment of allegedly excess Medicaid Disproportionate Share Hospital payments (“DSH”), primarily consisting of managed care payments characterized as DSH payments, for the federal fiscal year (“FFY”) 2011 amounting to approximately $4 million in the aggregate. Since that time, certain of our behavioral health care hospitals in Pennsylvania have received similar requests for repayment for alleged DSH overpayments for FFYs 2012 through 2015. For FFY 2012, the claimed overpayment amounts to approximately $4 million. For FY 2013, FY 2014 and FY 2015 the initial claimed overpayments and attempted recoupment by the Department were approximately $7 million, $8 million and $7 million, respectively. The Department has agreed to a change in methodology which, upon confirmation of the underlying data being accepted by the Department, could reduce the initial claimed overpayments for FY 2013, FY 2014 and FY 2015 to approximately $2 million, $2 million and $3 million, respectively. We filed administrative appeals for all of our facilities contesting the recoupment efforts for FFYs 2011 through 2015 as we believe the Department’s calculation methodology is inaccurate and conflicts with applicable federal and state laws and regulations. The Department agreed to postpone the recoupment of the state’s share for FFY 2011 to 2013 until all hospital appeals are resolved but recouped the federal share. For FFY 2014 and FFY 2015, the Department initiated the recoupment of the alleged overpayments (both federal and state shares). Starting in FY 2016, the first full fiscal year after the January 1, 2015 effective date of Medicaid expansion in Pennsylvania, the Department no longer characterized managed care payments received by the hospitals as DSH payments. While the administrative appeals on the disputed DSH payments remain pending, we have been in continued settlement discussions with the Department. As a part of these discussions, we have presented certain calculation errors that we believe, if corrected, could materially reduce the alleged overpayments. We have recently reached a settlement in principle with the Department that will result in a partial repayment to us of amounts previously recouped. The parties are in the process of drafting a definitive settlement agreement codifying our agreement to conclude this matter. In the event that we are unable to complete the settlement agreement, we will continue with our administrative appeals. We can provide no assurance that we will ultimately be successful in our legal and administrative appeals related to the Department’s repayment demands in the event the pending settlement is not finalized and we are unable to assess liability or damages with certainty at this time. If our legal and administrative appeals are unsuccessful, our future consolidated results of operations and financial condition could be adversely impacted by these repayments.

Rachel Capriglione, as natural mother and Next Friend of A.T., a minor, Plaintiff, v. The Pavilion Foundation d/b/a The Pavilion Behavioral Health System

As previously reported on Form 8-K as filed on April 1, 2024, the Pavilion Behavioral Health System (the “Pavilion”), an indirect subsidiary of the Company, is the sole defendant in a lawsuit filed in Champaign County, Illinois, relating to the sexual assault of one minor patient by another minor patient in 2020. Plaintiff asserted claims of negligence and misrepresentation. The Pavilion denied any liability.

The case went to trial in March of 2024. On March 28, 2024, a jury rejected the misrepresentation claim, returned a verdict for ordinary negligence, and awarded compensatory damages of $60 million and punitive damages of $475 million. Based on a search of verdicts in comparable cases, the magnitude of this verdict was unexpected and is unprecedented for a single-plaintiff injury case of this type in Champaign County, Illinois. The Pavilion has filed post-trial motions, a portion of which were heard on August 1, 2024, with the remainder scheduled to be heard on August 23, 2024. The Pavilion will pursue an appeal as appropriate depending on the trial court's resolution of the post-trial motions.

We are uncertain as to the ultimate financial exposure related to the Pavilion matter and we can make no assurances regarding the timing or substance of its outcome, or the amount of damages that may be held recoverable after post-judgment proceedings and appeal. While the Pavilion has professional liability insurance to cover a portion of these amounts, in the event the resolution of the Pavilion matter exceeds the remaining commercial insurance coverage available, or the Pavilion matter causes the posting of a large bond or other collateral during an appeal process, our future results of operations and capital resources could be materially adversely impacted.

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

	Three months ended June 30, 2024
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$12,334,730	$2,785,485		$15,120,215
Gross outpatient revenues	$8,633,892	$286,550		$8,920,442
Total net revenues	$2,173,409	$1,731,309	$2,886	$3,907,604
Income/(loss) before allocation of corporate overhead and income taxes	$211,720	$360,480	$(190,194)	$382,006
Allocation of corporate overhead	$(64,887)	$(46,975)	$111,862	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$146,833	$313,505	$(78,332)	$382,006
Total assets as of June 30, 2024	$6,338,360	$7,572,228	$160,840	$14,071,428

	Six months ended June 30, 2024
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$25,244,832	$5,540,169		$30,785,001
Gross outpatient revenues	$16,980,181	$565,078		$17,545,259
Total net revenues	$4,358,490	$3,387,376	$5,320	$7,751,186
Income/(loss) before allocation of corporate overhead and income taxes	$417,188	$680,418	$(379,514)	$718,092
Allocation of corporate overhead	$(129,733)	$(93,910)	$223,643	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$287,455	$586,508	$(155,871)	$718,092
Total assets as of June 30, 2024	$6,338,360	$7,572,228	$160,840	$14,071,428

	Three months ended June 30, 2023
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$10,960,845	$2,670,370		$13,631,215
Gross outpatient revenues	$7,515,780	$281,036		$7,796,816
Total net revenues	$2,003,079	$1,542,194	$2,865	$3,548,138
Income/(loss) before allocation of corporate overhead and income taxes	$130,527	$263,693	$(169,525)	$224,695
Allocation of corporate overhead	$(66,326)	$(46,679)	$113,005	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$64,201	$217,014	$(56,520)	$224,695
Total assets as of June 30, 2023	$6,108,389	$7,365,545	$258,375	$13,732,309

	Six months ended June 30, 2023
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$22,362,336	$5,298,360		$27,660,696
Gross outpatient revenues	$14,811,896	$553,407		$15,365,303
Total net revenues	$3,976,611	$3,032,683	$6,362	$7,015,656
Income/(loss) before allocation of corporate overhead and income taxes	$263,823	$530,049	$(355,076)	$438,796
Allocation of corporate overhead	$(133,588)	$(93,321)	$226,909	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$130,235	$436,728	$(128,167)	$438,796
Total assets as of June 30, 2023	$6,108,389	$7,365,545	$258,375	$13,732,309
(a)
Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $213 million and $190 million for the three-month periods ended June 30, 2024 and 2023, respectively, and approximately $421 million and $358 million for the six-month periods ended June 30, 2024 and 2023, respectively. Total assets at our U.K. behavioral health care facilities were approximately $1.36 billion and $1.295 billion as of June 30, 2024 and 2023, respectively.

(8) Earnings Per Share Data and Stock Based Compensation

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Basic and Diluted:
Net income attributable to UHS	$289,152	$171,313	$550,986	$334,428
Less: Net income attributable to unvested restricted share grants	(5)	(61)	(50)	(190)
Net income attributable to UHS – basic and diluted	$289,147	$171,252	$550,936	$334,238

Weighted average number of common shares - basic	66,878	70,073	67,041	70,304
Net effect of dilutive stock options and grants based on the treasury stock method	1,042	766	1,160	859
Weighted average number of common shares and equivalents - diluted	67,920	70,839	68,201	71,163
Earnings per basic share attributable to UHS:	$4.32	$2.44	$8.22	$4.75
Earnings per diluted share attributable to UHS:	$4.26	$2.42	$8.08	$4.70

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 1.1 million for the three-months ended June 30, 2024 and 1.2 million for the six-months ended June 30, 2024. The excluded weighted-average stock options totaled 5.2 million for the three and six-months ended June 30, 2023. All classes of our common stock have the same dividend rights.

Stock-Based Compensation:

During the three-month periods ended June 30, 2024 and 2023, pre-tax compensation costs of $13.3 million and $15.9 million, respectively, was recognized related to outstanding stock options. During the six-month periods ended June 30, 2024 and 2023, pre-tax compensation costs of $27.7 million and $32.1 million, respectively, was recognized related to outstanding stock options. In addition, during the three-month periods ended June 30, 2024 and 2023, pre-tax compensation cost of approximately $12.8 million and $5.8 million, respectively, was recognized related to restricted stock awards, restricted stock units and performance based restricted stock units. During the six-month periods ended June 30, 2024 and 2023, pre-tax compensation costs of approximately $17.9 million and $10.3 million, respectively, was recognized related to restricted stock awards, restricted stock units and performance based restricted stock units. As of June 30, 2024 there was approximately $206.8 million of unrecognized compensation cost related to unvested options, restricted stock awards, restricted stock units and performance based restricted stock units which is expected to be recognized over the remaining weighted average vesting period of 2.7 years. There were 3,000 stock options granted during the first six months of 2024 under the 2020 Stock Incentive Plan with a weighted-average grant date fair value of $44.58 per option. There were an aggregate of 535,440 restricted units, net of cancellations, granted during the first six months of 2024 under the 2020 Stock Incentive Plan, including 63,362 performance based restricted stock units, with a weighted-average grant date fair value of $180.79 per share.

The expense associated with stock-based compensation arrangements is a non-cash charge. In the condensed consolidated statements of cash flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $46.2 million and $43.1 million during the six-month periods ended June 30, 2024 and 2023, respectively.

(9) Dispositions and acquisitions

Six-month period ended June 30, 2024:

Acquisitions:

During the first six months of 2024, there were no acquisitions.

Divestitures:

During the first six months of 2024, we received $5 million from the sales of assets and businesses.

Six-month period ended June 30, 2023:

Acquisitions:

During the first six months of 2023, we spent $4 million on the acquisition of businesses and property.

Divestitures:

During the first six months of 2023, we received $24 million from the sales of assets and businesses.

(10) Dividends

We declared and paid dividends of $13.4 million, or $.20 per share, during the second quarter of 2024 and $14.2 million, or $.20 per share, during the second quarter of 2023. We declared and paid dividends of $27.0 million, or $.40 per share, during the six-month period ended June 30, 2024 and $28.4 million, or $.40 per share, during the six-month period ended June 30, 2023. Included in the amounts above were dividend equivalents applicable to unvested restricted stock units which were accrued during 2024 and 2023 and will be, or were, paid upon vesting of the restricted stock unit.

(11) Income Taxes

Our effective income tax rates were 23.0% and 24.7% during the three-month periods ended June 30, 2024 and 2023, respectively, and 22.0% and 24.4% during the six-month periods ended June 30, 2024, and 2023, respectively. The decrease in the effective tax rates during the three and six-month period ended June 30, 2024, as compared to the comparable periods of 2023, was primarily due to a $4 million and $12 million favorable change in the tax benefit from employee share-based payments, respectively.

As of January 1, 2024, our unrecognized tax benefits were approximately $2 million. The amount, if recognized, that would favorably affect the effective tax rate is approximately $2 million. During the six months ended June 30, 2024, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of June 30, 2024, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for 2020 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of uncertain tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

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

The performance obligation is separately identifiable from other promises in the customer contract. As the performance obligations are met (i.e. room, board, ancillary services, level of care), revenue is recognized based upon allocated transaction price. The transaction price is allocated to separate performance obligations based upon the relative standalone selling price. In instances where we determine there are multiple performance obligations across multiple months, the transaction price will be allocated by applying an estimated implicit and explicit rate to gross charges based on the separate performance obligations.

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

The following table disaggregates our revenue by major source for the three and six-month periods ended June 30, 2024 and 2023 (in thousands):

	For the three months ended June 30, 2024
	Acute Care		Behavioral Health		Other	Total
Medicare	$338,077	16%	$76,331	4%		$414,408	11%
Managed Medicare	369,288	17%	103,404	6%		472,692	12%
Medicaid	239,470	11%	293,498	17%		532,968	14%
Managed Medicaid	152,760	7%	416,237	24%		568,997	15%
Managed Care (HMO and PPOs)	705,318	32%	421,879	24%		1,127,197	29%
UK Revenue	0	0%	212,706	12%		212,706	5%
Other patient revenue and adjustments, net	134,149	6%	150,146	9%		284,295	7%
Other non-patient revenue	234,347	11%	57,108	3%	2,886	294,341	8%
Total Net Revenue	$2,173,409	100%	$1,731,309	100%	$2,886	3,907,604	100%

	For the six months ended June 30, 2024
	Acute Care		Behavioral Health		Other	Total
Medicare	$687,164	16%	$153,147	5%		$840,311	11%
Managed Medicare	742,689	17%	199,478	6%		942,167	12%
Medicaid	474,332	11%	541,861	16%		1,016,193	13%
Managed Medicaid	312,119	7%	839,545	25%		1,151,664	15%
Managed Care (HMO and PPOs)	1,404,103	32%	826,052	24%		2,230,155	29%
UK Revenue	0	0%	420,502	12%		420,502	5%
Other patient revenue and adjustments, net	257,482	6%	294,277	9%		551,759	7%
Other non-patient revenue	480,601	11%	112,514	3%	5,320	598,435	8%
Total Net Revenue	$4,358,490	100%	$3,387,376	100%	$5,320	$7,751,186	100%

	For the three months ended June 30, 2023
	Acute Care		Behavioral Health		Other	Total
Medicare	$334,073	17%	$75,697	5%		$409,770	12%
Managed Medicare	344,975	17%	85,611	6%		430,586	12%
Medicaid	134,521	7%	215,329	14%		349,850	10%
Managed Medicaid	171,824	9%	397,389	26%		569,213	16%
Managed Care (HMO and PPOs)	702,499	35%	386,377	25%		1,088,876	31%
UK Revenue	0	0%	190,114	12%		190,114	5%
Other patient revenue and adjustments, net	74,290	4%	136,158	9%		210,448	6%
Other non-patient revenue	240,897	12%	55,519	4%	2,865	299,281	8%
Total Net Revenue	$2,003,079	100%	$1,542,194	100%	$2,865	$3,548,138	100%

	For the six months ended June 30, 2023
	Acute Care		Behavioral Health		Other	Total
Medicare	$663,519	17%	$152,241	5%		$815,760	12%
Managed Medicare	689,007	17%	160,688	5%		849,695	12%
Medicaid	244,530	6%	421,802	14%		666,332	9%
Managed Medicaid	364,122	9%	796,340	26%		1,160,462	17%
Managed Care (HMO and PPOs)	1,357,294	34%	777,674	26%		2,134,968	30%
UK Revenue	0	0%	357,903	12%		357,903	5%
Other patient revenue and adjustments, net	195,247	5%	257,835	9%		453,082	6%
Other non-patient revenue	462,892	12%	108,200	4%	6,362	577,454	8%
Total Net Revenue	$3,976,611	100%	$3,032,683	100%	$6,362	$7,015,656	100%

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

Five of our hospital facilities are held under operating leases with Universal Health Realty Income Trust with two leases expiring in 2026, two expiring in 2033 and one expiring in 2040 (for additional disclosure, see Note 2 to the Consolidated Financial Statements-Relationship with Universal Health Realty Income Trust and Other Related Party Transactions). We are also the lessee of the real property of certain facilities from unrelated third parties.

Supplemental cash flow information related to leases for the six-month period ended June 30, 2024 and 2023 are as follows (in thousands):

	Six months ended June 30,
	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$65,765	$64,197
Operating cash flows from finance leases	$1,850	$1,937
Financing cash flows from finance leases	$2,183	$2,013

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$33,278	$33,227

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of June 30, 2024, we owned and/or operated 359 inpatient facilities and 48 outpatient and other facilities, including the following, located in 39 states, Washington, D.C., the United Kingdom and Puerto Rico:

Acute care facilities located in the U.S.:

•
27 inpatient acute care hospitals;
•
27 free-standing emergency departments, and;
•
10 outpatient centers & 1 surgical hospital.

Behavioral health care facilities (332 inpatient facilities and 10 outpatient facilities):

Located in the U.S.:

•
185 inpatient behavioral health care facilities, and;
•
8 outpatient behavioral health care facilities.

Located in the U.K.:

•
144 inpatient behavioral health care facilities, and;
•
2 outpatient behavioral health care facilities.

Located in Puerto Rico:

•
3 inpatient behavioral health care facilities.

Net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 56% of our consolidated net revenues during each of the three and six-month periods ended June 30, 2024, and 57% during each of the three and six-month periods ended June 30, 2023. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 44% of our consolidated net revenues during each of the three and six-month periods ended June 30, 2024, and 43% during each of the three and six-month periods ended June 30, 2023.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $213 million and $190 million during the three-month periods ended June 30, 2024 and 2023, respectively, and $421 million and $358 million during the six-month periods ended June 30, 2024 and 2023, respectively. Total assets at our U.K. behavioral health care facilities were approximately $1.36 billion as of June 30, 2024 and $1.327 billion as of December 31, 2023.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that are difficult to predict and many of which are outside of our control. Many factors, including those set forth herein in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, and other important factors disclosed in this Quarterly Report, and from time to time in our other filings with the SEC, could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•
the healthcare industry is labor intensive and salaries, wages and benefits are subject to inflationary pressures, as are supplies expense and other operating expenses. In the past, staffing shortages have, at times, required us to hire expensive temporary personnel and/or enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel. At certain facilities, particularly within our behavioral health care segment, there have been occasions when we were unable to fill all vacant positions and, consequently, we were required to limit patient volumes. We have also experienced general inflationary cost increases related to certain of our other operating expenses. Many of these factors, which had a material unfavorable impact on our results of operations in prior years, have moderated more recently. However, we cannot predict future inflationary increases, which if significant, could have a material unfavorable impact on our future results of operations. We have experienced inflationary pressures, primarily in personnel costs, although those pressures have moderated more recently. The extent of any future impacts from inflation on our business and our results of operations will be dependent upon how long the elevated inflation levels persist and the extent to which the rate of inflation further increases, if at all, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, our expenses could increase faster than anticipated and we may utilize our capital resources sooner than expected. Further, given the complexities of the reimbursement landscape in which we operate, our ability to pass on increased costs associated with providing healthcare to Medicare and Medicaid patients is limited due to various federal, state and local laws, which in certain circumstances, limit our ability to increase prices;
•
in our acute care segment, we have experienced a significant increase in hospital based physician related expenses, especially in the areas of emergency room care and anesthesiology. We have implemented various initiatives to mitigate the increased expense, to the degree possible, which has moderated the rate of increase. However, significant increases in these physician related expenses could have a material unfavorable impact on our future results of operations;
•
the increase in interest rates during the past few years has increased our interest expense significantly increasing our expenses and reducing our free cash flow and our ability to access the capital markets on favorable terms. As such, the effects of increased borrowing rates have adversely impacted our results of operations, financial condition and cash flows. We cannot predict future changes to interest rates, however, significant increases in our borrowing rates could have a material unfavorable impact on our future results of operations;
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
•
an increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. For example, Congress has reduced to $0 the penalty for failing to maintain health coverage that was part of the original Patient Protection and Affordable Care Act, as amended by the Health and Education Reconciliation Act (collectively, the "Legislation") as part of the Tax Cuts and Jobs Act. To date, the Biden administration has issued executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the Legislation or the Medicaid program. The Inflation Reduction Act of 2022 (“IRA”) was passed on August 16, 2022, which among other things, allows for the Centers for Medicare and Medicaid Services ("CMS") to negotiate prices for certain single-source drugs reimbursed under Medicare Part B and Part D. The American Rescue Plan Act’s expansion of subsidies to purchase coverage through a Legislation exchange, which the IRA continued through 2025, is anticipated to increase exchange enrollment. However, if the subsidies are not extended beyond 2025, exchange enrollment may be adversely impacted;

•
there have been numerous political and legal efforts to expand, repeal, replace or modify the Legislation, since its enactment, some of which have been successful, in part, in modifying the Legislation, as well as court challenges to the constitutionality of the Legislation. The U.S. Supreme Court held in California v. Texas that the plaintiffs lacked standing to challenge the Legislation’s requirement to obtain minimum essential health insurance coverage, or the individual mandate. The Court dismissed the case without specifically ruling on the constitutionality of the Legislation. As a result, the Legislation will continue to remain law, in its entirety, likely for the foreseeable future. On September 7, 2022, the Legislation faced its most recent challenge when a Texas Federal District Court judge, in the case of Braidwood Management v. Becerra, ruled that a requirement that certain health plans cover services without cost sharing violates the Appointments Clause of the U.S. Constitution and that the coverage of certain HIV prevention medication violates the Religious Freedom Restoration Act. The decision was appealed to the U.S. Court of Appeals for the Fifth Circuit, which on June 21, 2024, affirmed the District Court’s ruling regarding preventive services recommended by United States Preventive Services Task Force being unconstitutional. However, the Fifth Circuit overturned the nationwide injunction imposed by the District Court, preserving access to the majority of preventive services in dispute for now. The matter is expected to be the subject of additional litigation, having been remanded in part to the District Court. The outcome and impacts of this litigation cannot be predicted. Any future efforts to challenge, replace or replace the Legislation or expand or substantially amend its provision is unknown. See below in Sources of Revenues and Health Care Reform for additional disclosure;
•
as part of the Consolidated Appropriations Act of 2021 (the "CAA"), Congress passed legislation aimed at preventing or limiting patient balance billing in certain circumstances. The CAA addresses surprise medical bills stemming from emergency services, out-of-network ancillary providers at in-network facilities, and air ambulance carriers. The CAA prohibits surprise billing when out-of-network emergency services or out-of-network services at an in-network facility are provided, unless informed consent is received. In these circumstances providers are prohibited from billing the patient for any amounts that exceed in-network cost-sharing requirements. HHS, the Department of Labor and the Department of the Treasury have issued rules to implement the legislation. The rules have limited the ability of our hospital-based physicians to receive payments for services at usually higher out-of-network rates in certain circumstances, and, as a result, have caused us to increase subsidies to these physicians or to replace their services at a higher cost level;
•
in June 2024, the U.S. Supreme Court issued its decision in Loper Bright Enters. v. Raimondoand Relentless, Inc. v. Department of Commerce, which modified the regulatory interpretation standard established 40 years ago by Chevron v. National Resources Defense Council. Chevron doctrine generally required courts to defer to federal agencies in their interpretation of federal statutes when a statute was silent or ambiguous with respect to a specific issue. In Loper Bright, the Supreme Court held that courts are no longer required to grant such deference, though they may consider an agency’s statutory interpretation. As it is highly regulated, the health care industry could be significantly impacted by the Loper Bright decision, particularly in the areas of Medicare reimbursement, decision making by the Food & Drug Administration and health care fraud and abuse compliance, where parties may no longer be able to rely on federal agencies’ policies, rules and guidance;
•
possible unfavorable changes in the levels and terms of reimbursement for our charges by third party payers or government based payers, including Medicare or Medicaid in the United States, and government based payers in the United Kingdom;
•
our ability to enter into managed care provider agreements on acceptable terms and the ability of our competitors to do the same;
•
the outcome of known and unknown litigation, government investigations, inquiries, false claims act allegations, and liabilities and other claims asserted against us and other matters, and the effects of adverse publicity relating to such matters, including, but not limited to, the March 28, 2024, jury verdict (of compensatory damages of $60 million and punitive damages of $475 million) returned against The Pavilion Behavioral Health System (the “Pavilion”), one of our indirect subsidiaries, as disclosed in Note 6 to the Condensed Consolidated Financial Statements - Commitments and Contingencies, Legal Proceedings. The Pavilion has filed post-trial motions, a portion of which were heard on August 1, 2024, with the remainder scheduled to be heard on August 23, 2024. The Pavilion will pursue an appeal as appropriate depending on the court's resolution of post-trial motions. We are uncertain as to the ultimate financial exposure related to the Pavilion matter (which relates to an occurrence in 2020) and we can make no assurances regarding timing or substance of its outcome, or the amount of damages that may be ultimately held recoverable after post-judgment proceedings and appeal. While the Pavilion has professional liability insurance to cover a portion of these amounts, the resolution of this matter may have a material adverse effect on the Company. As of June 30, 2024, without reduction for any potential amounts related to the above-mentioned Pavilion matter, the Company and its subsidiaries have aggregate insurance coverage of approximately $221 million remaining under commercial policies for matters applicable to the 2020 policy year (in excess of the applicable self-insured retention amounts of $10 million per occurrence for professional liability claims and $3 million per occurrence for general liability claims). In the event the resolution of the Pavilion matter exhausts all or a significant portion of the remaining commercial insurance coverage available to the Company and its subsidiaries related to other matters that occurred in 2020, or the Pavilion matter causes the posting of a large bond or other collateral during an appeal process, our future results of operations and capital resources could be materially adversely impacted;
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
•
as discussed below in Sources of Revenue, we receive revenues from various state and county-based programs, including Medicaid in all the states in which we operate. We receive annual Medicaid revenues of approximately $100 million, or greater, from each of Texas, Nevada, California, Illinois, Pennsylvania, Washington, D.C., Kentucky, Massachusetts, Mississippi, Virginia and Florida,. We also receive Medicaid DSH payments in certain states including, most significantly, Texas. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states;
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
•
the Budget Control Act of 2011 (the “2011 Act”) imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented on March 1, 2013 resulting in Medicare payment reductions of up to 2% per fiscal year with a uniform percentage reduction across all Medicare programs. Current legislation has extended these reductions through 2032. We cannot predict whether Congress will restructure the implemented Medicare payment reductions or what other federal budget deficit reduction initiatives may be proposed by Congress going forward;
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

Results of Operations

Clinical Staffing, Physician Related Expenses and Effects of Inflation:

The healthcare industry is labor intensive and salaries, wages and benefits are subject to inflationary pressures, as are supplies expense and other operating expenses. In the past, staffing shortages have, at times, required us to hire expensive temporary personnel and/or enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel. At certain facilities, particularly within our behavioral health care segment, there have been occasions when we were unable to fill all vacant positions and, consequently, we were required to limit patient volumes. We have also experienced general inflationary cost increases related to certain of our other operating expenses. Many of these factors, which had a material unfavorable impact on our results of operations in prior years, have moderated more recently. However, we cannot predict future inflationary increases, which if significant, could have a material unfavorable impact on our future results of operations.

We have experienced inflationary pressures, primarily in personnel costs, although those pressures have moderated more recently. The extent of any future impacts from inflation on our business and our results of operations will be dependent upon how long the elevated inflation levels persist and the extent to which the rate of inflation further increases, if at all, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, our expenses could increase faster than anticipated and we may utilize our capital resources sooner than expected. Further, given the complexities of the reimbursement landscape in which we operate, our ability to pass on increased costs associated with providing healthcare to Medicare and Medicaid patients is limited due to various federal, state and local laws, which in certain circumstances, limit our ability to increase prices

In our acute care segment, we have experienced a significant increase in hospital-based physician related expenses, especially in the areas of emergency room care and anesthesiology. We have implemented various initiatives to mitigate the increased expense, to the degree possible, which has moderated the rate of increase. However, significant increases in these physician related expenses could have a material unfavorable impact on our future results of operations.

Although our ability to pass on increased costs associated with providing healthcare to Medicare and Medicaid patients is limited, as discussed above, we have been requesting and negotiating increased rates from commercial insurers to defray our increased cost of providing patient care. In addition, we have implemented various productivity enhancement programs and cost reduction initiatives including, but not limited to, the following: team-based patient care initiatives designed to optimize the level of patient care services provided by our licensed nurses/clinicians; efforts to reduce utilization of, and rates paid for, premium pay labor; consolidation of medical supply vendors to increase purchasing discounts; review and reduction of clinical variation in connection with the utilization of medical supplies, and; various other efforts to increase productivity and/or reduce costs including investments in new information technology applications.

Financial results for the three-month periods ended June 30, 2024 and 2023:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended June 30, 2024 and 2023 (dollar amounts in thousands):

	Three months ended June 30, 2024		Three months ended June 30, 2023
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$3,907,604	100.0%	$3,548,138	100.0%
Operating charges:
Salaries, wages and benefits	1,856,372	47.5%	1,770,271	49.9%
Other operating expenses	1,043,116	26.7%	938,314	26.4%
Supplies expense	388,063	9.9%	380,294	10.7%
Depreciation and amortization	147,480	3.8%	143,744	4.1%
Lease and rental expense	36,175	0.9%	35,387	1.0%
Subtotal-operating expenses	3,471,206	88.8%	3,268,010	92.1%
Income from operations	436,398	11.2%	280,128	7.9%
Interest expense, net	48,899	1.3%	48,831	1.4%
Other (income) expense, net	5,493	0.1%	6,602	0.2%
Income before income taxes	382,006	9.8%	224,695	6.3%
Provision for income taxes	87,676	2.2%	55,393	1.6%
Net income	294,330	7.5%	169,302	4.8%
Less: Income (loss) attributable to noncontrolling interests	5,178	0.1%	(2,011)	(0.1)%
Net income attributable to UHS	$289,152	7.4%	$171,313	4.8%

Net revenues increased by 10.1%, or $359 million, to $3.908 billion during the three-month period ended June 30, 2024, as compared to $3.548 billion during the second quarter of 2023. The net increase was primarily attributable to: (i) a $297 million, or 8.5%, increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods (which we refer to as “Same Facility”), and; (ii) an other combined net increase of $62 million, including a $58 million increase in provider tax assessments (which increased net revenues and other operating expenses but had no impact on income before income taxes).

Income before income taxes (before income attributable to noncontrolling interests) increased by $157 million, or 70%, to $382 million during the three-month period ended June 30, 2024 as compared to $225 million during the second quarter of 2023. The net increase was due to:

•
an increase of $81 million at our acute care facilities, as discussed below in Acute Care Hospital Services;
•
an increase of $97 million at our behavioral health care facilities, as discussed below in Behavioral Health Care Services, and;
•
$21 million of other combined net decreases.

Net income attributable to UHS increased by $118 million, or 69%, to $289 million during the three-month period ended June 30, 2024 as compared to $171 million during the second quarter of 2023. This increase was attributable to:

•
a $157 million increase in income before income taxes, as discussed above;
•
a decrease of $7 million due to an unfavorable change in income/loss attributable to noncontrolling interests, and;
•
a decrease of $32 million resulting from an increase in the provision for income taxes resulting primarily from: (i) the increase in the provision for income taxes resulting from the $150 million increase in pre-tax income, partially offset by; (ii) a $2 million decrease in the provision for income taxes during the second quarter of 2024 from the impact of ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09").

Financial results for the six-month periods ended June 30, 2024 and 2023:

The following table summarizes our results of operations and is used in the discussion below for the six-month periods ended June 30, 2024 and 2023 (dollar amounts in thousands):

	Six months ended June 30, 2024		Six months ended June 30, 2023
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$7,751,186	100.0%	$7,015,656	100.0%
Operating charges:
Salaries, wages and benefits	3,698,996	47.7%	3,523,606	50.2%
Other operating expenses	2,075,286	26.8%	1,817,265	25.9%
Supplies expense	791,636	10.2%	760,283	10.8%
Depreciation and amortization	288,483	3.7%	285,365	4.1%
Lease and rental expense	71,625	0.9%	70,309	1.0%
Subtotal-operating expenses	6,926,026	89.4%	6,456,828	92.0%
Income from operations	825,160	10.6%	558,828	8.0%
Interest expense, net	101,725	1.3%	99,707	1.4%
Other (income) expense, net	5,343	0.1%	20,325	0.3%
Income before income taxes	718,092	9.3%	438,796	6.3%
Provision for income taxes	157,940	2.0%	107,119	1.5%
Net income	560,152	7.2%	331,677	4.7%
Less: Income (loss) attributable to noncontrolling interests	9,166	0.1%	(2,751)	(0.0)%
Net income attributable to UHS	$550,986	7.1%	$334,428	4.8%

Net revenues increased by 10.5%, or $736 million, to $7.751 billion during the six-month period ended June 30, 2024, as compared to $7.016 billion during the first six months of 2023. The net increase was primarily attributable to: (i) a $635 million, or 9.2%, increase in net revenues generated from our acute care hospital services and behavioral health services, on a same facility basis, and; (ii) an other combined net increase of $121 million, including a $115 million increase in provider tax assessments (which increased net revenues and other operating expenses but had no impact on income before income taxes), partially offset by a $20 million decrease in net revenues generated at Desert Springs Hospital Medical Center ("Desert Springs") located in Las Vegas, Nevada, which discontinued all inpatient operations during the first quarter of 2023.

Income before income taxes (before income attributable to noncontrolling interests) increased by $279 million, or 64%, to $718 million during the six-month period ended June 30, 2024 as compared to $439 million during the first six months of 2023. The net increase was due to:

•
an increase of $153 million at our acute care facilities, as discussed below in Acute Care Hospital Services;
•
an increase of $150 million at our behavioral health care facilities, as discussed below in Behavioral Health Care Services, and;
•
$24 million of other combined net decreases.

Net income attributable to UHS increased by $217 million, or 65%, to $551 million during the six-month period ended June 30, 2024 as compared to $334 million during the first six months 2023. This increase was attributable to:

•
a $279 million increase in income before income taxes, as discussed above;
•
a decrease of $12 million due to an unfavorable change in income/loss attributable to noncontrolling interests, and;
•
a decrease of $51 million resulting from an increase in the provision for income taxes resulting primarily from: (i) the increase in the provision for income taxes resulting from the $267 million increase in pre-tax income, partially offset by; (ii) a $12 million decrease in the provision for income taxes during the first six months of 2024 from the impact of ASU 2016-09.

Adjustments to self-insured professional and general liability reserves:

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

As a result of unfavorable trends experienced during the past several years, included in our results of operations were increases to our reserves for self-insured professional and general liability claims amounting to approximately $7 million and $14 million during the three and six-month periods ended June 30, 2024, respectively. Approximately $5 million and $10 million of the increase is included in our same facility basis acute care hospital services' results during the three and six-month periods ended June 30, 2024, respectively, and approximately $2 million and $4 million is included in our same facility basis behavioral health services' results during the three and six-month periods ended June 30, 2024, respectively

Our results of operations for the three and six-month periods ended June 30, 2023 included a $20 million increase to our reserves for self-insured professional and general liability claims, of which $14 million is included in our same facility basis acute care hospital services' results during each of the three and six-month periods ended June 30, 2023, and approximately $6 million is included in our same facility basis behavioral health services' results during each of the three and six-month periods ended June 30, 2023.

Acute Care Hospital Services

The following table sets forth certain operating statistics for our acute care hospital services for the three and six-month periods ended June 30, 2024 and 2023.

	Same Facility Basis		All		Same Facility Basis		All
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Average licensed beds	6,657	6,624	6,657	6,624	6,657	6,617	6,657	6,711
Average available beds	6,485	6,452	6,485	6,452	6,485	6,445	6,485	6,539
Patient days	390,433	384,373	390,433	384,373	805,759	782,354	805,759	788,626
Average daily census	4,290.5	4,223.8	4,290.5	4,223.8	4,427.2	4,322.4	4,427.2	4,357.0
Occupancy-licensed beds	64.5%	63.8%	64.5%	63.8%	66.5%	65.3%	66.5%	64.9%
Occupancy-available beds	66.2%	65.5%	66.2%	65.5%	68.3%	67.1%	68.3%	66.6%
Admissions	81,858	79,100	81,858	79,100	165,439	158,163	165,439	159,226
Length of stay	4.8	4.9	4.8	4.9	4.9	4.9	4.9	5.0

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

The following table summarizes the results of operations for our acute care facilities on a Same Facility basis and is used in the discussion below for the three and six-month periods ended June 30, 2024 and 2023 (dollar amounts in thousands):

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$2,099,912	100.0%	$1,969,566	100.0%	$4,207,346	100.0%	$3,892,030	100.0%
Operating charges:
Salaries, wages and benefits	855,432	40.7%	835,904	42.4%	1,716,108	40.8%	1,662,879	42.7%
Other operating expenses	579,082	27.6%	555,883	28.2%	1,156,158	27.5%	1,060,500	27.2%
Supplies expense	331,708	15.8%	327,761	16.6%	678,803	16.1%	653,132	16.8%
Depreciation and amortization	94,190	4.5%	94,202	4.8%	184,310	4.4%	187,209	4.8%
Lease and rental expense	24,313	1.2%	24,021	1.2%	48,106	1.1%	48,016	1.2%
Subtotal-operating expenses	1,884,725	89.8%	1,837,771	93.3%	3,783,485	89.9%	3,611,736	92.8%
Income from operations	215,187	10.2%	131,795	6.7%	423,861	10.1%	280,294	7.2%
Interest expense, net	986	0.0%	(503)	(0.0)%	2,286	0.1%	(1,080)	(0.0)%
Other (income) expense, net	(677)	(0.0)%	-	—	(758)	(0.0)%	6,213	0.2%
Income before income taxes	$214,878	10.2%	$132,298	6.7%	$422,333	10.0%	$275,161	7.1%

Three-month periods ended June 30, 2024 and 2023:

During the three-month period ended June 30, 2024, as compared to the comparable prior year quarter, net revenues from our acute care hospital services, on a Same Facility basis, increased by $130 million or 6.6%. Income before income taxes (and before income attributable to noncontrolling interests) increased by $83 million, or 62%, amounting to $215 million, or 10.2% of net revenues during the second quarter of 2024, as compared to $132 million, or 6.7% of net revenues during the second quarter of 2023. Included in our Same Facility basis' net revenues and income before income taxes, during the second quarter of 2024, was approximately $38 million of net reimbursements (net of related provider taxes) recorded in connection with the Nevada state directed payment program which was approved by the Centers for Medicare and Medicaid Services in December, 2023. Please see additional disclosure below in Sources of Revenue-Nevada State Directed Payment Program ("SDP").

During the three-month period ended June 30, 2024, net revenue per adjusted admission increased by 3.5% while net revenue per adjusted patient day increased 5.3%, as compared to the comparable quarter of 2023. During the three-month period ended June 30, 2024, as compared to the comparable prior year quarter, inpatient admissions to our acute care hospitals increased by 3.5% while adjusted admissions (adjusted for outpatient activity) increased by 3.4%. Patient days and adjusted patient days at these facilities each increased by 1.6% during the three-month period ended June 30, 2024, as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.8 days and 4.9 days during the three-month periods ended June 30, 2024 and 2023, respectively. The occupancy rate, based on the average available beds at these facilities, was 66% during each of the three-month periods ended June 30, 2024 and 2023.

On a Same Facility basis during the three-month period ended June 30, 2024, as compared to the comparable quarter of 2023, the increase to salaries, wages and benefits expense moderated to $20 million, or 2.3%. Although our acute care facilities experienced an increase in patient volumes during the second quarter of 2024, as compared to the comparable quarter of 2023, the related incremental staffing cost increase was offset by the following: (i) a reduction in premium pay (overtime paid to employees and external temporary resources' expense) which decreased by approximately $14 million during the second quarter of 2024, as compared to the second quarter of 2023, and; (ii) a restructuring, that occurred in early 2024, at certain of our acute care hospitals that reduced the number of employees in positions that were not directly related to the delivery of patient care. As a percentage of net revenues, salaries, wages and benefits expense decreased to 40.7% during the second quarter of 2024 as compared to 42.4% during the second quarter of 2023.

Other operating expenses increased $23 million, or 4.2%, during the second quarter of 2024, as compared to the comparable quarter of 2023. The increase during the second quarter of 2024, as compared to the comparable quarter of 2023, was due, in part, to the following: (i) a $12 million, or 8.3%, increase in physician-related expenses (as discussed above in Results of Operations - Clinical Staffing, Physician Related Expenses and Effects of Inflation, and; (ii) the expenses related to the increase in patient volumes. As a percentage of net revenues, other operating expenses decreased to 27.6% during the three-month period ended June 30, 2024, as compared to 28.2% during the second quarter of 2023.

Supplies expense increased $4 million, or 1.2%, during the second quarter of 2024, as compared to the second quarter of 2023. The increase was due, in part, to the increase in patient volumes experienced during the second quarter of 2024, as compared to the comparable quarter of 2023. As a percentage of net revenues, supplies expense decreased to 15.8% during the three-month period ended June 30, 2024, as compared to 16.6% during the second quarter of 2023.

Six-month periods ended June 30, 2024 and 2023:

During the six-month period ended June 30, 2024, as compared to the comparable prior year period, net revenues from our acute care hospital services, on a Same Facility basis, increased by $315 million or 8.1%. Income before income taxes (and before income attributable to noncontrolling interests) increased by $147 million, or 54%, amounting to $422 million, or 10.0% of net revenues during the first six months of 2024, as compared to $275 million, or 7.1% of net revenues during the comparable period of 2023. Included in our Same Facility basis' net revenues and income before income taxes, during the first six months of 2024, was approximately $76 million of net reimbursements (net of related provider taxes) recorded in connection with the Nevada state directed payment program which was approved by the Centers for Medicare and Medicaid Services in December, 2023. Please see additional disclosure below in Sources of Revenue-Nevada State Directed Payment Program ("SDP").

During the six-month period ended June 30, 2024, net revenue per adjusted admission increased by 4.0% while net revenue per adjusted patient day increased 5.5%, as compared to the comparable period of 2023. During the six-month period ended June 30, 2024, as compared to the comparable prior year period, inpatient admissions to our acute care hospitals increased by 4.6% while adjusted admissions increased by 3.9%. Patient days and adjusted patient days at these facilities increased by 3.0% and 2.5%, respectively, during the six-month period ended June 30, 2024, as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 4.9 days during each of the six-month periods ended June 30, 2024 and 2023. The occupancy rate, based on the average available beds at these facilities, was 68% and 67% during the six-month periods ended June 30, 2024 and 2023, respectively.

On a Same Facility basis during the six-month period ended June 30, 2024, as compared to the comparable period of 2023, salaries, wages and benefits expense increased by $53 million, or 3.2%. Although our acute care facilities experienced an increase in patient volumes during the first six months of 2024, as compared to the comparable period of 2023, the related incremental staffing cost increase was offset by the following: (i) a reduction in premium pay (overtime paid to employees and external temporary resources' expense) which decreased by approximately $32 million during the first six months of 2024, as compared to the comparable period of 2023, and; (ii) a restructuring, that occurred in early 2024, at certain of our acute care hospitals that reduced the number of employees in positions that were not directly related to the delivery of patient care. As a percentage of net revenues, salaries, wages and benefits expense decreased to 40.8% during the first six months of 2024 as compared to 42.7% during the comparable period of 2023.

Other operating expenses increased $96 million, or 9.0%, during the first six months of 2024, as compared to the comparable period of 2023. The increase during the first six months of 2024, as compared to the comparable period of 2023, was due, in part, to the following: (i) a $30 million, or 10.4%, increase in physician-related expenses (as discussed above in Results of Operations - Clinical Staffing, Physician Related Expenses and Effects of Inflation; (ii) a $15 million, or 6.8%, increase in the operating expenses incurred by our commercial health insurer, and; (iii) the expenses related to the increase in patient volumes. As a percentage of net revenues, other operating expenses increased to 27.5% during the first six months of 2024, as compared to 27.2% during the comparable period of 2023.

Supplies expense increased $26 million, or 3.9%, during the first six months of 2024, as compared to the comparable period of 2023. The increase was due, in part, to the increase in patient volumes experienced during the first six months of 2024, as compared to the comparable period of 2023. As a percentage of net revenues, supplies expense decreased to 16.1% during the six-month period ended June 30, 2024, as compared to 16.8% during the comparable period of 2023.

All Acute Care Hospital Services

The following table summarizes the results of operations for all our acute care operations during the three and six-month periods ended June 30, 2024 and 2023. These amounts include: (i) our acute care results on a Same Facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including, if applicable, the results of recently acquired/opened facilities and businesses as well as the operating results for Desert Springs which discontinued all inpatient operations during the first quarter of 2023. Dollar amounts below are reflected in thousands.

	Three months ended June 30, 2024		Three months ended June 30, 2023		Six months ended June 30, 2024		Six months ended June 30, 2023
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$2,173,409	100.0%	$2,003,079	100.0%	$4,358,490	100.0%	$3,976,611	100.0%
Operating charges:
Salaries, wages and benefits	856,020	39.4%	836,331	41.8%	1,717,567	39.4%	1,680,291	42.3%
Other operating expenses	654,931	30.1%	590,616	29.5%	1,309,914	30.1%	1,134,916	28.5%
Supplies expense	331,684	15.3%	327,650	16.4%	678,688	15.6%	655,710	16.5%
Depreciation and amortization	94,214	4.3%	94,304	4.7%	184,526	4.2%	187,630	4.7%
Lease and rental expense	24,315	1.1%	24,035	1.2%	48,148	1.1%	48,189	1.2%
Subtotal-operating expenses	1,961,164	90.2%	1,872,936	93.5%	3,938,843	90.4%	3,706,736	93.2%
Income from operations	212,245	9.8%	130,143	6.5%	419,647	9.6%	269,875	6.8%
Interest expense, net	986	0.0%	(503)	(0.0)%	2,286	0.1%	(1,080)	(0.0)%
Other (income) expense, net	(461)	(0.0)%	119	0.0%	173	0.0%	7,132	0.2%
Income before income taxes	$211,720	9.7%	$130,527	6.5%	$417,188	9.6%	$263,823	6.6%

Three-month periods ended June 30, 2024 and 2023:

During the three-month period ended June 30, 2024, as compared to the comparable prior year quarter, net revenues from our acute care hospital services increased by $170 million, or 8.5%, due to: (i) the $130 million, or 6.6% increase in Same Facility revenues, as discussed above; (ii) a $41 million increase in provider tax assessments (which had no impact on income before income taxes since the amounts offset between net revenues and other operating expenses), and; (iii) $1 million of other combined net decreases.

Income before income taxes increased by $81 million, or 62%, to $212 million, or 9.7% of net revenues during the first six months of 2024, as compared to $131 million, or 6.5% of net revenues during the first six months of 2023. The $81 million increase in income before income taxes from our acute care hospital services resulted primarily from the $83 million Same Facility basis' increase in income before income taxes from our acute care hospital services, as discussed above.

During the three-month period ended June 30, 2024, as compared to the comparable quarter of 2023, salaries, wages and benefits expense increased by $20 million, or 2.4%. The increase was due to the above-mentioned $20 million increase related to our acute care hospital services, on a Same Facility basis.

Other operating expenses increased $64 million, or 10.9%, during the second quarter of 2024, as compared to the comparable quarter of 2023. The increase was due to the $23 million above-mentioned increase related to our acute care hospital services, on a Same Facility basis, and the $41 million above-mentioned increase in provider tax assessments.

Supplies expense increased by $4 million, or 1.2%, during the second quarter of 2024, as compared to the comparable quarter of 2023. The increase was due to the above-mentioned $4 million increase related to our acute care hospital services, on a Same Facility basis.

Six-month periods ended June 30, 2024 and 2023:

During the six-month period ended June 30, 2024, as compared to the comparable prior year period, net revenues from our acute care hospital services increased by $382 million, or 9.6%, due to: (i) the $315 million, or 8.1% increase in Same Facility revenues, as discussed above; (ii) an $88 million increase in provider tax assessments (which had no impact on income before income taxes since the amounts offset between net revenues and other operating expenses), and; (iii) $21 million of other combined net decreases consisting primarily of decreased revenues at Desert Springs.

Income before income taxes increased by $153 million, or 58%, to $417 million, or 9.6% of net revenues during the first six months of 2024, as compared to $264 million, or 6.6% of net revenues during the first six months of 2023. The $153 million increase in income before income taxes from our acute care hospital services resulted primarily from the $147 million Same Facility basis' increase in income before income taxes from our acute care hospital services, as discussed above, and $6 million of other combined favorable changes consisting primarily of a favorable change in the pre-tax income/loss related to Desert Springs.

During the six-month period ended June 30, 2024, as compared to the comparable period of 2023, salaries, wages and benefits expense increased by $37 million, or 2.2%. The increase was due primarily to the above-mentioned $53 million increase related to our acute care hospital services, on a Same Facility basis, offset by the decreased salaries, wages and benefits expense incurred at Desert Springs.

Other operating expenses increased $175 million, or 15.4%, during the first six months of 2024, as compared to the comparable period of 2023. The increase was due primarily to the $96 million above-mentioned increase related to our acute care hospital services, on a Same Facility basis, the $88 million above-mentioned increase in provider tax assessments, partially offset by decreased operating expenses incurred at Desert Springs.

Supplies expense increased by $23 million, or 3.5%, during the first six months of 2024, as compared to the comparable period of 2023. The increase was due primarily to the above-mentioned $26 million increase related to our acute care hospital services, on a Same Facility basis, partially offset by decreased supplies expense incurred at Desert Springs.

Please see above in Results of Operations - Clinical Staffing, Physician Related Expenses and Effects of Inflation for additional disclosure regarding the factors impacting our operating costs.

Charity Care and Uninsured Discounts:

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three and six-month periods ended June 30, 2024 and 2023:

Uncompensated care:

Amounts in millions	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2024	%	2023	%	2024	%	2023	%
Charity care	$200	24%	$150	26%	$417	25%	$343	29%
Uninsured discounts	632	76%	426	74%	1,220	75%	844	71%
Total uncompensated care	$832	100%	$576	100%	$1,637	100%	$1,187	100%

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Amounts in millions	2024	2023	2024	2023
Estimated cost of providing charity care	$18	$15	$37	$34
Estimated cost of providing uninsured discounts	57	42	109	82
Estimated cost of providing uncompensated care	$75	$57	$146	$116

Behavioral Health Care Services

The following table sets forth certain operating statistics for our behavioral health care services for the three and six-month periods ended June 30, 2024 and 2023.

	Same Facility Basis		All		Same Facility Basis		All
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Average licensed beds	24,165	24,063	24,419	24,189	24,145	24,084	24,400	24,210
Average available beds	24,065	23,963	24,319	24,089	24,045	23,984	24,300	24,110
Patient days	1,604,758	1,578,277	1,619,085	1,588,575	3,201,198	3,140,422	3,228,077	3,161,147
Average daily census	17,634.7	17,343.7	17,792.1	17,456.9	17,589.0	17,350.4	17,736.7	17,464.9
Occupancy-licensed beds	73.0%	72.1%	72.9%	72.2%	72.8%	72.0%	72.7%	72.1%
Occupancy-available beds	73.3%	72.4%	73.2%	72.5%	73.2%	72.3%	73.0%	72.4%
Admissions	118,702	118,778	119,798	119,656	237,599	238,393	239,728	240,216
Length of stay	13.5	13.3	13.5	13.3	13.5	13.2	13.5	13.2

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

The following table summarizes the results of operations for our behavioral health care facilities, on a Same Facility basis, and is used in the discussions below for the three and six-month periods ended June 30, 2024 and 2023 (dollar amounts in thousands):

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,683,847	100.0%	$1,517,051	100.0%	$3,300,159	100.0%	$2,980,774	100.0%
Operating charges:
Salaries, wages and benefits	894,627	53.1%	843,229	55.6%	1,763,503	53.4%	1,652,167	55.4%
Other operating expenses	308,420	18.3%	296,261	19.5%	620,705	18.8%	574,983	19.3%
Supplies expense	57,105	3.4%	53,774	3.5%	113,871	3.5%	106,259	3.6%
Depreciation and amortization	49,911	3.0%	46,554	3.1%	97,019	2.9%	91,886	3.1%
Lease and rental expense	11,656	0.7%	11,203	0.7%	23,102	0.7%	21,801	0.7%
Subtotal-operating expenses	1,321,719	78.5%	1,251,021	82.5%	2,618,200	79.3%	2,447,096	82.1%
Income from operations	362,128	21.5%	266,030	17.5%	681,959	20.7%	533,678	17.9%
Interest expense, net	1,008	0.1%	993	0.1%	2,035	0.1%	2,203	0.1%
Other (income) expense, net	(871)	(0.1)%	(733)	(0.0)%	(1,547)	(0.0)%	(1,309)	(0.0)%
Income before income taxes	$361,991	21.5%	$265,770	17.5%	$681,471	20.6%	$532,784	17.9%

Three-month periods ended June 30, 2024 and 2023:

During the three-month period ended June 30, 2024, as compared to the comparable prior year quarter, net revenues from our behavioral health services, on a Same Facility basis, increased by $167 million or 11.0%. Income before income taxes increased by $96 million, or 36%, amounting to $362 million or 21.5% of net revenues during the second quarter of 2024, as compared to $266 million or 17.5% of net revenues during the second quarter of 2023.

During the three-month period ended June 30, 2024, net revenue per adjusted admission increased by 11.2% while net revenue per adjusted patient day increased by 9.3%, as compared to the comparable quarter of 2023. During the three-month period ended June 30,

2024, as compared to the comparable prior year quarter, inpatient admissions and adjusted admissions to our behavioral health care hospitals decreased by -0.1% and -0.4%, respectively. Patient days at these facilities increased by 1.7% and adjusted patient days increased by 1.4% during the three-month period ended June 30, 2024, as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 13.5 days and 13.3 days during the three-month periods ended June 30, 2024 and 2023, respectively. The occupancy rate, based on the average available beds at these facilities, was 73% and 72% during the three-month periods ended June 30, 2024 and 2023.

On a Same Facility basis during the three-month period ended June 30, 2024, as compared to the comparable quarter of 2023, salaries, wages and benefits expense increased $51 million or 6.1%. The increase during the second quarter of 2024, as compared to the comparable quarter of 2023, was due to a 2.4% increase in salaries, wages and benefits expense per average full time equivalent employee, as well as a 3.6% increase in the average number of full-time equivalent employees. The increased staffing was due, in part, to increased patient days. As a percentage of net revenues during each quarter, salaries, wages and benefits expense decreased to 53.1% during the second quarter of 2024 as compared to 55.6% during the second quarter of 2023.

Other operating expenses increased $12 million, or 4.1%, during the second quarter of 2024, as compared to the comparable quarter of 2023. The increase during the second quarter of 2024, as compared to the comparable quarter of 2023, was due, in part, to a 1.4% increase in adjusted patient days. As a percentage of net revenues during each quarter, other operating expenses decreased to 18.3% during the second quarter of 2024 as compared to 19.5% during the second quarter of 2023.

Supplies expense increased $3 million, or 6.2%, during the second quarter of 2024, as compared to the comparable quarter of 2023. As a percentage of net revenues during each quarter, supplies expense decreased to 3.4% during the second quarter of 2024, as compared to 3.5% during the comparable quarter of 2023.

Six-month periods ended June 30, 2024 and 2023:

During the six-month period ended June 30, 2024, as compared to the comparable prior year period, net revenues from our behavioral health services, on a Same Facility basis, increased by $319 million or 10.7%. Income before income taxes increased by $149 million, or 28%, amounting to $681 million or 20.6% of net revenues during the first six months of 2024, as compared to $533 million or 17.9% of net revenues during the comparable period of 2023.

During the six-month period ended June 30, 2024, net revenue per adjusted admission increased by 11.2% while net revenue per adjusted patient day increased by 8.7%, as compared to the comparable period of 2023. During the six-month period ended June 30, 2024, as compared to the comparable prior year period, inpatient admissions and adjusted admissions to our behavioral health care hospitals decreased by -0.3% and -0.6%, respectively. Patient days at these facilities increased by 1.9% and adjusted patient days increased by 1.7% during the six-month period ended June 30, 2024, as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 13.5 days and 13.2 days during the six-month periods ended June 30, 2024 and 2023, respectively. The occupancy rate, based on the average available beds at these facilities, was 73% and 72% during the six-month periods ended June 30, 2024 and 2023.

On a Same Facility basis during the six-month period ended June 30, 2024, as compared to the comparable period of 2023, salaries, wages and benefits expense increased $111 million or 6.7%. The increase during the first six months of 2024, as compared to the comparable period of 2023, was due to a 2.9% increase in salaries, wages and benefits expense per average full time equivalent employee, as well as a 3.7% increase in the average number of full-time equivalent employees. The increased staffing was due, in part, to increased patient days. As a percentage of net revenues, salaries, wages and benefits expense decreased to 53.4% during the first six months of 2024 as compared to 55.4% during the first six months of 2023.

Other operating expenses increased $46 million, or 8.0%, during the first six months of 2024, as compared to the comparable period of 2023. The increase during the first six months of 2024, as compared to the comparable period of 2023, was due, in part, to increased patient days. As a percentage of net revenues during each period, other operating expenses decreased to 18.8% during the first six months of 2024 as compared to 19.3% during the first six months of 2023.

Supplies expense increased $8 million, or 7.2%, during the first six months of 2024, as compared to the comparable period of 2023. As a percentage of net revenues during each period, supplies expense decreased to 3.5% during the first six months of 2024, as compared to 3.6% during the comparable period of 2023.

All Behavioral Health Care Services

The following table summarizes the results of operations for all our behavioral health care services during the three and six-month periods ended June 30, 2024 and 2023. These amounts include: (i) our behavioral health care results on a Same Facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the results of facilities acquired or opened during the past year. Dollar amounts below are reflected in thousands.

	Three months ended June 30, 2024		Three months ended June 30, 2023		Six months ended June 30, 2024		Six months ended June 30, 2023
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,731,309	100.0%	$1,542,194	100.0%	$3,387,376	100.0%	$3,032,683	100.0%
Operating charges:
Salaries, wages and benefits	898,621	51.9%	844,308	54.7%	1,770,817	52.3%	1,654,094	54.5%
Other operating expenses	352,408	20.4%	322,518	20.9%	699,676	20.7%	627,750	20.7%
Supplies expense	57,277	3.3%	53,837	3.5%	114,201	3.4%	106,325	3.5%
Depreciation and amortization	50,625	2.9%	46,778	3.0%	98,497	2.9%	92,397	3.0%
Lease and rental expense	11,761	0.7%	11,255	0.7%	23,279	0.7%	21,923	0.7%
Subtotal-operating expenses	1,370,692	79.2%	1,278,696	82.9%	2,706,470	79.9%	2,502,489	82.5%
Income from operations	360,617	20.8%	263,498	17.1%	680,906	20.1%	530,194	17.5%
Interest expense, net	1,008	0.1%	993	0.1%	2,035	0.1%	2,204	0.1%
Other (income) expense, net	(871)	(0.1)%	(1,188)	(0.1)%	(1,547)	(0.0)%	(2,059)	(0.1)%
Income before income taxes	$360,480	20.8%	$263,693	17.1%	$680,418	20.1%	$530,049	17.5%

Three-month periods ended June 30, 2024 and 2023:

During the three-month period ended June 30, 2024, as compared to the comparable prior year quarter, net revenues generated from our behavioral health services increased by $189 million, or 12.3%. The increase was primarily attributable to the above-mentioned $167 million, or 11.0%, increase in net revenues at our behavioral health facilities, on a Same Facility basis, as well as a $17 million increase in provider tax assessments (which had no impact on income before income taxes since the amounts offset between net revenues and other operating expenses).

Income before income taxes increased by $97 million, or 37%, to $360 million or 20.8% of net revenues during the second quarter of 2024, as compared to $264 million or 17.1% of net revenues during the second quarter of 2023. The increase in income before income taxes at our behavioral health facilities during the second quarter of 2024, as compared to the comparable quarter of 2023, was primarily attributable to the $96 million, or 36% increase in income before income taxes generated at our behavioral health facilities, on a Same Facility basis, as discussed above.

During the three-month period ended June 30, 2024, as compared to the comparable quarter of 2023, salaries, wages and benefits expense increased by $54 million or 6.4%. The increase was due primarily to the above-mentioned $51 million increase related to our behavioral health facilities, on a Same Facility basis.

Other operating expenses increased by $30 million, or 9.3%, during the second quarter of 2024, as compared to the comparable quarter of 2023. The increase was due primarily to the above-mentioned $12 million increase related to our behavioral health facilities, on a Same Facility basis, as well as a $17 million increase in provider tax assessments.

Supplies expense increased $3 million, or 6.4%, during the second quarter of 2024, as compared to the comparable quarter of 2023. As a percentage of net revenues during, supplies expense decreased to 3.3% during the second quarter of 2024, as compared to 3.5% during the comparable quarter of 2023.

Six-month periods ended June 30, 2024 and 2023:

During the six-month period ended June 30, 2024, as compared to the comparable prior year period, net revenues generated from our behavioral health services increased by $355 million, or 11.7%. The increase was primarily attributable to the above-mentioned $319 million, or 10.7%, increase in net revenues at our behavioral health facilities, on a Same Facility basis, as well as a $27 million increase in provider tax assessments (which had no impact on income before income taxes since the amounts offset between net revenues and other operating expenses).

Income before income taxes increased by $150 million, or 28%, to $680 million or 20.1% of net revenues during the first six months of 2024, as compared to $530 million or 17.5% of net revenues during the first six months of 2023. The increase in income before income taxes at our behavioral health facilities during the first six months of 2024, as compared to the comparable period of 2023, was primarily attributable to the $149 million, or 28% increase in income before income taxes generated at our behavioral health facilities, on a Same Facility basis, as discussed above.

During the six-month period ended June 30, 2024, as compared to the comparable period of 2023, salaries, wages and benefits expense increased by $117 million or 7.1%. The increase was due primarily to the above-mentioned $111 million increase related to our behavioral health facilities, on a Same Facility basis.

Other operating expenses increased by $72 million, or 11.5%, during the first six months of 2024, as compared to the comparable period of 2023. The increase was due primarily to the above-mentioned $46 million increase related to our behavioral health facilities, on a Same Facility basis, as well as a $27 million increase in provider tax assessments.

Supplies expense increased by $8 million, or 7.4%, during the first six months of 2024, as compared to the comparable period of the 2023. As a percentage of net revenues, supplies expense decreased to 3.4% during the first six months of 2024, as compared to 3.5% during the comparable period of 2023.

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

On December 14, 2018, a Texas Federal District Court deemed the Legislation to be unconstitutional in its entirety. The Court concluded that the Individual Mandate is no longer permissible under Congress’s taxing power as a result of the Tax Cut and Jobs Act of 2017 reducing the individual mandate’s tax to $0 (i.e., it no longer produces revenue, which is an essential feature of a tax), rendering the Legislation unconstitutional. The Court also held that because the individual mandate is “essential” to the Legislation and is inseverable from the rest of the law, the entire Legislation is unconstitutional. That ruling was ultimately appealed to the United States Supreme Court, which decided in California v. Texas that the plaintiffs in the matter lacked standing to bring their constitutionality claims. The Court did not reach the plaintiffs’ merits arguments, which specifically challenged the constitutionality of the Legislation’s individual mandate and the entirety of the Legislation itself. As a result, the Legislation will continue to be law, and Health and Human Services ("HHS") and its respective agencies will continue to enforce regulations implementing the law. However, on September 7, 2022, the Legislation faced its most recent challenge when a Texas Federal District Court judge, in the case of Braidwood Management v. Becerra, ruled that a requirement that certain health plans cover services without cost sharing violates the Appointments Clause of the U.S. Constitution and that the coverage of certain HIV prevention medication violates the Religious Freedom Restoration Act. The decision was appealed to the U.S. Court of Appeals for the Fifth Circuit, which on June 21, 2024 affirmed the District Court’s ruling regarding preventive services recommended by United States Preventive Services Task Force being unconstitutional. However, the Fifth Circuit overturned the nationwide injunction imposed by the District Court, preserving access to the majority of preventive services in dispute for now. The matter is expected to be the subject of additional litigation, having been remanded in part to the District Court. The outcome and impacts of this litigation cannot be predicted.

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

In addition to legislative changes, the Legislation can be significantly impacted by executive branch actions. The Biden administration had issued executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the ACA or the Medicaid program. The American Rescue Plan Act of 2021's expansion of subsidies to purchase coverage through an exchange contributed to increased exchange enrollment in 2021. The IRA’s extension of the subsidies through 2025 is expected to increase exchange enrollment in future years.

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

For additional disclosure related to our revenues including a disaggregation of our consolidated net revenues by major source for each of the periods presented herein, please see Note 12 to the Condensed Consolidated Financial Statements-Revenue.

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

In August, 2024, CMS published its IPPS 2025 final payment rule which provides for a 2.9% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments, and adjustments mandated by the Legislation are considered, without consideration for the required Medicare DSH payments changes and increase to the Medicare Outlier threshold, the overall increase in IPPS payments is approximately 1.8%. Including DSH payments, an increase to the Medicare Outlier threshold and certain other adjustments, we estimate our overall increase from the final IPPS 2025 rule (covering the period of October 1, 2024 through September 30, 2025) will approximate 1.2%.

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

In July, 2024, CMS published its Psych PPS final rule for the federal fiscal year 2025. Under this final rule, payments to our behavioral health care hospitals and units from the market basket update are estimated to increase by 2.8% compared to federal fiscal year 2024. This amount includes the effect of the 3.3% net market basket update which reflects the offset of a 0.5% productivity adjustment. When all of the final patient level adjustments described below as well as proposed wage index values are considered, we estimate that Psych PPS payments will increase by 2.1% in FFY 2025.

In addition to the market basket update noted above, CMS will make the following changes:

•
Revisions to the methodology for determining the payment rates under the Inpatient Psychiatric Facility ("IPF") PPS for psychiatric hospitals and psychiatric units based on a review of the data and information collected in prior years in accordance with section 1886(s)(5)(A) of the Social Security Act, as added by the Consolidated Appropriations Act of 2023 ("CAA of 2023"). CMS finalized revisions to the IPF patient-level adjustment factors. The patient-level adjustments include Medicare Severity Diagnosis Related Groups (MS–DRGs) assignment of the patient’s principal diagnosis, selected comorbidities, patient age, and the variable per diem adjustments, and;
•
Implement these revisions in a budget-neutral manner (that is, estimated payments to IPFs for FFY 2025 would be the same with or without the final revisions).
•
Clarified the criteria regarding all-inclusive cost reporting. This clarification will require our behavioral health care hospitals, which are currently utilizing an all-inclusive charging practice, to modify both their billing practices and information technology applications to ensure compliance with future regulations.

This final rule also includes two requests for information on future revisions to the IPF PPS facility-level adjustment factors and development of the new standardized IPF Patient Assessment Instrument, required by the CAA of 2023, which IPFs participating in the IPF Quality Reporting Program will be required to report for Rate Year 2028.

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

In July, 2024, CMS issued its OPPS proposed rule for 2025. The hospital market basket increase is 3.0% and the productivity adjustment reduction is 0.4% for a net market basket increase of 2.6%. When other statutorily required adjustments and hospital patient service mix are considered, we estimate that our overall Medicare OPPS update for 2025 will aggregate to a net increase of 3.2%.

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

In November, 2019, CMS finalized its Hospital Price Transparency rule that implements certain requirements under the June 24, 2019 Presidential Executive Order related to Improving Price and Quality Transparency in American Healthcare to Put Patients First. Under this final rule, effective January 1, 2021, CMS will require: (1) hospitals make public their standard changes (both gross charges and payer-specific negotiated charges) for all items and services online in a machine-readable format, and; (2) hospitals to make public standard charge data for a limited set of “shoppable services” the hospital provides in a form and manner that is more consumer friendly. On November 2, 2021, CMS released a final rule increasing the monetary penalty that CMS can impose on hospitals that fail to comply with the price transparency requirements. We believe that our hospitals are in full compliance with the applicable federal regulations. In November, 2023, CMS finalized multiple provisions, effective as of January 1, 2024, focused on increasing hospital price transparency and compliance enforcement including but not limited to: (1) standard charges data would be posted online using a CMS template, instead of using the hospital’s own form/format; (2) all standard charge information would be encoded with a specified set of data elements (e.g., hospital name; license number; payer/plan name; description of service; billing codes, among others); (3) other technical changes related to increasing consumers’ automated accessibility to hospital standard charges, and; (4) certifications regarding accuracy of standard charge data and related compliance warning notices from CMS and requiring accessibility to health system leadership regarding transparency noncompliance.

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

We receive revenues from various state and county-based programs, including Medicaid in all the states in which we operate. We receive annual Medicaid revenues of approximately $100 million, or greater, from each of Texas, Nevada, California, Illinois, Pennsylvania, Washington, D.C., Kentucky, Massachusetts, Mississippi, Virginia and Florida. We also receive Medicaid disproportionate share hospital payments in certain states including, most significantly, Texas. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

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

Summary of Various State Medicaid Supplemental Payment Programs:

The following table summarizes the revenues, taxes imposed by states in the form of a licensing fee, assessment or other mandatory payment ("Provider Taxes") and net benefit related to each of the below-mentioned Medicaid supplemental programs for three and six-month periods ended June 30, 2024 and 2023. The Provider Taxes are recorded in other operating expenses on the condensed consolidated statements of income as included herein.

	(amounts in millions)
		Three Months Ended		Six Months Ended
	Projected	June 30,	June 30,	June 30,	June 30,
	Full Year 2024	2024	2023	2024	2023
Texas Supplemental Payment Programs:
Revenues	$338	$56	$47	$119	$88
Provider Taxes	(133)	(23)	(17)	(49)	(32)
Net benefit	$205	$33	$30	$70	$56

Nevada SDP:
Revenues	$265	$67	$0	$133	$0
Provider Taxes	(107)	(27)	0	(54)	0
Net benefit	$158	$40	$0	$79	$0

Various Other State Programs:
Revenues	$793	$218	$134	$391	$255
Provider Taxes	(268)	(67)	(41)	(126)	(83)
Net benefit	$525	$151	$93	$265	$172

Subtotal-Provider Tax Programs:
Revenues	$1,396	$341	$181	$643	$343
Provider Taxes	(508)	(117)	(58)	(229)	(115)
Aggregate net benefit from Provider Tax Programs	$888	$224	$123	$414	$228

Texas DSH and Nevada SPA Programs:
Revenues	$52	$11	$23	$23	$42
Provider Taxes	0	0	0	0	0
Net benefit	$52	$11	$23	$23	$42

Total Supplemental Medicaid Programs:
Revenues	$1,448	$352	$204	$666	$385
Provider Taxes	(508)	(117)	(58)	(229)	(115)
Aggregate net benefit from all Supplemental Programs	$940	$235	$146	$437	$270

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

On January 26, 2024, the Texas Health and Human Services Commission ("THHSC") issued a final rule that will modify the CHIRP payments beginning with the State Fiscal Year (SFY) 2025 rate period to promote the advancement of the quality goals and strategies the program is designed to advance.

The final modifications include:

•
Creation of a new pay-for-performance incentive payment through a third component in CHIRP, the Alternate Participating Hospital Reimbursement for Improving Quality Award ("APHRIQA"). For state fiscal years beginning with SFY 2025, THHSC does not anticipate that behavioral health hospitals or rural hospitals will be included in a pay-for-performance program.
•
The funds for payment of the APHRIQA component will be transitioned from the existing uniform rate increase components of the Uniform Hospital Rate Increase Percentage and the Average Commercial Incentive Award and will be paid using a scorecard that directs managed care organizations to pay providers for performance achievements on quality outcome measures. Payments will be distributed under APHRIQA on a monthly, quarterly, semi-annual, or annual basis that aligns with the measurement period determined for quality metrics reporting.

We cannot determine the impact of this final rule. However, CHIRP payment levels could be reduced materially if: (1) the pool size of the new APHRIQA component is materially less than THHSC carve-out of the current CHIRP pool, or; (2) if our hospitals are not able meet the required APHRIQA pay-for-performance metrics.

Certain of our acute care hospitals located in Texas recorded an aggregate of $33 million in Quality Incentive Fund (“QIF”) revenues during 2023 with no QIF revenue recorded in the three and six-month periods ending June 30, 2024 and 2023. The amounts recorded during 2023 were applicable to the period of September 1, 2021 to August 31, 2022. This revenue was earned pursuant to contract terms with various Medicaid managed care plans which requires the annual payout of QIF funds when a managed care service delivery area’s actual claims-based CHIRP payments are less than targeted CHIRP payments for a specific rate year. We also anticipate these hospitals may be entitled to a comparable amount of aggregate QIF revenue during the third and fourth quarters of 2024.

UC

Included in these provider tax programs are reimbursements received in connection with the Texas Uncompensated Care program ("UC"). The size and distribution of the UC pool are determined based on charity care costs reported to THHSC in accordance with Medicare cost report Worksheet S-10 principles.

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

Included in our results of operations during the full year of 2023 was approximately $20 million recorded in connection with this program (approximately $13 million of which is applicable to the period of October 1, 2021 through September 30, 2022). There was no impact from this program included in our results of operations during the three and six-month periods ended June 30, 2023.

Our results of operations for the three and six-month periods ended June 30, 2024, included approximately $7 million and $14 million, respectively, recorded in connection with this program. We expect our net reimbursements pursuant to HARP to approximate $28 million during the year ended December 31, 2024.

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

There were no impact from this program included in our results of operations during the three and six-month periods ended June 30, 2023. Our results of operations for the three and six-month periods ended June 30, 2024 included approximately $40 million and $79 million, respectively, recorded in connection with this program.

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

Kentucky Hospital Rate Increase Program (“HRIP”)

In early 2021, CMS approved the Kentucky Medicaid Managed Care Hospital Rate Increase Program. In connection with this program, included in our results of operations was approximately $20 million and $23 million during the three-month periods ended June 30, 2024 and 2023, respectively, and approximately $41 million and $42 million during the six-month periods ended June 30, 2024 and 2023, respectively. In January, 2024, CMS approved the program for the period of January 1, 2024 through December 31, 2024 at rates comparable to the prior year. We estimate that our net reimbursements pursuant to HRIP will approximate $77 million during the year ended December 31, 2024.

California Supplemental Payments

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

California Hospital Fee Program CMS Approval Status:

Hospital Fee Program Component	CMS Methodology Approval	CMS Rate Setting Approval Status
Status
Fee For Service Payment	Approved through December 31, 2024	Approved through December 31, 2024; Paid through September 30, 2023
Managed Care-Pass-Through Payment	Approved through December 31, 2024	Approved through December 31, 2022 and paid through December 31, 2023
Managed Care-Directed Payment	Approved through December 31, 2024	Approved through December 31, 2022 and paid through June 30, 2023

In connection with this program, included in our results of operations was approximately $13 million during each three-month period ended June 30, 2024 and 2023, and approximately $25 million and $23 million during the six-month periods ended June 30, 2024 and 2023, respectively. We estimate that our net reimbursements pursuant to this program will approximate $51 million during the year ended December 31, 2024.

On April 25, 2024, the Office of Health Care Affordability board approved a five-year statewide health care spending growth target for 2025 through 2029 as follows 3.5%, 3.5%, 3.2%, 3.2% and 3.0%. The FY 2025 target is non-enforceable. We are unable to predict the financial impact from this spending target on our hospitals operating in California.

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

In connection with this program, included in our results of operations was approximately $16 million and $7 million during the three-month periods ended June 30, 2024 and 2023, respectively, and approximately $27 million and $11 million during the six-month periods ended June 30, 2024 and 2023, respectively. We estimate that our net reimbursements pursuant to these supplemental payment programs will approximate $49 million during the year ended December 31, 2024.

Florida Medicaid Managed Care Directed Payment Program (“DPP”)

The Florida DPP provides for an additional payment for Medicaid managed care contracted services. Although the impact of this program did not have a significant impact on our results of operations during the three and six-month periods ended June 30, 2024 or 2023, we estimate that our net reimbursements pursuant to this DPP will approximate $42 million during the year ended December 31, 2024 (substantially all of which we anticipate recording during the fourth quarter of 2024). For the year ended December 31, 2023, our results of operations included approximately $43 million recorded in connection with this program (substantially all of which was recorded during the fourth quarter of 2023).

Illinois Medicaid Supplemental Payment Programs

The Illinois Medicaid Supplemental Payment Programs are comprised of three components: (1) Medicaid managed care directed payment program; (2) Medicaid managed care pass-through program, and; (3) Medicaid fee for service supplemental payment program. These programs require various related legislative and regulatory approvals each year.

In connection with this program, included in our results of operations was approximately $9 million and $14 million recorded during the three-month periods ended June 30, 2024 and 2023, respectively, and approximately $19 million and $21 million recorded during the six-month periods ended June 30, 2024 and 2023, respectively. We estimate that our net reimbursements pursuant to these supplemental payment programs will approximate $38 million during the year ended December 31, 2024.

Indiana Medicaid Managed Care DPP

The Indiana DPP provides for an additional payment for Medicaid managed care contracted services. In connection with this program, included in our results of operations was approximately $7 million recorded during each of the three-month periods ended June 30, 2024 and 2023, and approximately $15 million and $16 million recorded during the six-month periods ended June 30, 2024 and 2023, respectively. We estimate that our net reimbursements pursuant to this program will approximate $32 million during the year ended December 31, 2024.

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

In connection with this program, included in our results of operations was approximately $6 million and $2 million recorded during the three-month periods ended June 30, 2024 and 2023, respectively, and approximately $9 million and $5 million recorded during the six-month periods ended June 30, 2024 and 2023, respectively. We estimate that our net reimbursements pursuant to these two supplemental payment programs (i.e. SHOPP and DPP) will approximate $20 million during the year ended December 31, 2024.

South Carolina Health Access, Workforce and Quality (“HAWQ”) Program

In September 2023, CMS approved the South Carolina HAWQ Program retroactive to July 1, 2023. This program is Medicaid managed care directed payment program that provides for a rate enhancement to Medicaid managed care encounters. In connection with this program, included in our results of operations was approximately $5 million and $11 million recorded during the three and six-month periods ended June 30, 2024, respectively. There was no impact from this program included in our results of operations during the three and six-month periods ended June 30, 2023. We estimate that our net reimbursements pursuant to these supplemental payment programs will approximate $21 million during the year ended December 31, 2024.

Michigan Directed Payment Program (“DPP”)

In March 2024, CMS approved the Michigan Medicaid DPP retroactive to October 1, 2023 based on average commercial rates. The Michigan DPP provides for an additional payment for Medicaid managed care contracted services. In connection with this program, included in our results of operations was approximately $13 million and $6 million recorded during the three-month periods ended June 30, 2024 and 2023, respectively, and approximately $20 million and $10 million recorded during the six-month periods ended June 30, 2024 and 2023, respectively. We estimate that our net reimbursements pursuant to this program will approximate $33 million during the year ended December 31, 2024.

Idaho Upper Payment Limit (“UPL”)

In April 2024, the Idaho Department of Health and Welfare (“IDHW”) released its updated Medicaid UPL calculation for SFY 2024 (July 1, 2023 to June 30, 2024) and revised its SFY 2023 (July 1, 2022 to June 30, 2023) UPL calculation. In connection with this program, included in our results of operations was approximately $19 million and $4 million recorded during the three-month periods ended June 30, 2024 and 2023, respectively, and approximately $22 million and $15 million recorded during the six-month periods ended June 30, 2024 and 2023, respectively. As a result of the state agency UPL recalculation, we estimate that our net reimbursements pursuant to this program will approximate $31 million during the year ended December 31, 2024.

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

Tennessee Directed Payment Program (“DPP”)

On April 29, 2024 the Tennessee legislature transmitted a Bill (SB1740), that was enacted into law in May, 2024, which imposes an annual coverage assessment on covered hospitals for fiscal year 2024-2025. The total assessment on all covered hospitals in the aggregate will be equal to 6% of the federally recognized annual coverage assessment base. The assessment proceeds will be used to fund an increase to the state’s SFY 2025 (July 1, 2024 to June 30, 2025) DPP payment pool to be based on average commercial rates. The state agency (TennCare) submitted the required preprint to CMS in May, 2024. If approved by CMS, the DPP payment increase will be retroactive to July 1, 2024. Although we are unable to predict whether the new DPP program will be approved by CMS, or the timing of such approval should it occur, TennCare's financial models indicate that our annual DPP reimbursements could range from $40 million to $56 million.

Washington Safety Net Assessment Program

On April 2, 2024, CMS approved an expanded state directed payment program in Washington whereby payments will now be based on the average commercial rates. The program was approved retroactively for the period January 1, 2024 to December 31, 2024. In connection with this program, included in our results of operations for the three and six-month periods ended June 30, 2024, was $19 million of incremental net benefit recorded in connection with this expanded program (applicable to the six-month period of January 1, through June 30, 2024). We estimate that our net incremental benefit pursuant to this expanded program will approximate $44 million during the year ended December 31, 2024.

Washington, D.C. State Directed Payment program (“SDP”)

In July, 2024, the Budget Support Act (B24-0784) was approved by the mayor of Washington, D.C. This legislation includes a new Medicaid managed care directed payment program that, if ultimately approved, could become effective for the period of October 1, 2024 through September 30, 2025, with potential subsequent annual programs. Finalization of this program remains contingent upon U.S. Congressional and CMS approval.

The Washington, D.C., Medicaid agency submitted the SDP preprint to CMS in July, 2024 for review and approval. Although we cannot predict if this new SDP program will be ultimately approved, if approved in its current form, we estimate that our aggregate net benefit from this program, for the period of October 1, 2024 through September 30, 2025, will approximate $85 million. Estimated amounts related to this program are subject to change for various reasons including modifications based upon CMS' review of the preprint payment methodology terms, as well as actual Medicaid managed care utilization for hospitals that operate in the District of Columbia, including ours. There can be no assurance that this program will continue for any period after September 30, 2025, or that it will not be modified.

Texas DSH and Nevada SPA Programs:

Texas DSH

Upon meeting certain conditions and serving a disproportionately high share of Texas’ low income patients, our qualifying facilities located in Texas receive additional reimbursement from the state’s DSH fund. The Texas DSH program was renewed for the state’s 2024 DSH fiscal year (covering the period of October 1, 2023 through September 30, 2024).

In connection with this program, included in our results of operations was approximately $7 million and $13 million recorded during the three-month periods ended June 30, 2024 and 2023, respectively, and approximately $15 million and $23 million recorded during the six-month periods ended June 30, 2024 and 2023, respectively. We estimate that our aggregate net reimbursements earned pursuant to the Texas DSH program will approximate $33 million during 2024.

The Legislation and subsequent federal legislation provides for a significant reduction in Medicaid disproportionate share payments beginning in federal fiscal year 2024 (see above in Sources of Revenues and Health Care Reform-Medicaid for additional disclosure related to the delay of these DSH reductions). HHS is to determine the amount of Medicaid DSH payment cuts imposed on each state based on a defined methodology. As Medicaid DSH payments to states will be cut, consequently, payments to Medicaid-participating providers, including our hospitals in Texas, will be reduced in the coming years. Based on the CMS final rule published in September, 2019, beginning in fiscal year 2024 (as amended by the CARES Act and the CAA), annual Medicaid DSH payments in Texas could be reduced by approximately 41% from current DSH payment levels. A series of federal continuing resolutions were passed by the federal government which provided for ongoing federal funding.

In connection with certain previous DSH and UC adverse federal court decisions, including the Children’s Hospital Association of Texas v. Azar, we continue to maintain reserves in the financial statements for cumulative Medicaid DSH and UC reimbursements related to our behavioral health hospitals located in Texas that amounted to $32 million as of June 30, 2024 and $31 million as of December 31, 2023.

Nevada State Plan Amendment ("SPA")

CMS initially approved an SPA in Nevada in August, 2014 and this SPA has been approved for additional state fiscal years, including the 2023 fiscal year covering the period of July 1, 2022 through June 30, 2023. CMS approval for the 2024 fiscal year, which is still pending, is expected to occur.

In connection with this program, included in our results of operations was approximately $4 million and $10 million received during the three-month periods ended June 30, 2024 and 2023, respectively, and approximately $9 million and $17 million received during the six-month periods ended June 30, 2024 and 2023, respectively. We estimate that our net reimbursements pursuant to this program will approximate $19 million during 2024.

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

We receive Medicaid SDP payments from MCOs authorized by CMS under 42 CFR § 438.6(c). Consistent with capitated rates paid by Medicaid state agencies to MCO’s for managing Medicaid beneficiary lives under a risk-based arrangement, SDP program related capitated rates must also be developed by the state in accordance with actuarial soundness standards noted at 42 CFR § 438.4 and non-compliance could result in a reduction to SDP payment levels.

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

On April 22, 2024, CMS issued Medicaid and Children’s Health Insurance Program ("CHIP") Managed Care Access, Finance, and Quality Final Rule (“Managed Care Rule”). CMS intends for the Managed Care Rule to:

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

Future changes to the terms and conditions of the various programs outlined above could materially reduce our net benefit derived from the programs which could have a material adverse impact on our future results of operations. In addition, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our future results of operations.

A 6.2% increase to the Medicaid Federal Matching Assistance Percentage (“FMAP”) was included in the Families First Coronavirus Response Act. The CAA of 2023 provided for the transitional reduction of the 6.2% enhanced FMAP during 2023 to 5.0% during the second quarter, 2.5% during the third quarter and 1.5% during the fourth quarter of 2023. The impact of the enhanced FMAP Medicaid supplemental and DSH payments are reflected in our financial results for the three and six-month periods ended June 30, 2024 and 2023.

HITECH Act: In July 2010, HHS published final regulations implementing the health information technology provisions of the American Recovery and Reinvestment Act (referred to as the “HITECH Act”). The final regulation defines the “meaningful use” of Electronic Health Records (“EHR”) and establishes the requirements for the Medicare and Medicaid EHR payment incentive programs. The final rule established an initial set of standards and certification criteria. The implementation period for these Medicare and Medicaid incentive payments started in federal fiscal year 2011 and can end as late as 2016 for Medicare and 2021 for the state Medicaid programs. State Medicaid program participation in this federally funded incentive program is voluntary but all of the states in which our eligible hospitals operate have chosen to participate. Our acute care hospitals qualified for these EHR incentive payments upon implementation of the EHR application assuming they meet the “meaningful use” criteria. The government’s ultimate goal is to promote more effective (quality) and efficient healthcare delivery through the use of technology to reduce the total cost of healthcare for all Americans and utilizing the cost savings to expand access to the healthcare system.

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

Surprise Billing Interim Final Rule: On September 30, 2021, the Department of Labor, and the Department of the Treasury, along with the Office of Personnel Management (“OPM”), released an interim final rule with comment period, entitled “Requirements Related to Surprise Billing; Part II.” This rule is related to Title I (the “No Surprises Act”) of Division BB of the Consolidated Appropriations Act, 2021, and establishes new protections from surprise billing and excessive cost sharing for consumers receiving health care items/services. It implements additional protections against surprise medical bills under the No Surprises Act, including provisions related to the independent dispute resolution process, good faith estimates for uninsured (or self-pay) individuals, the patient-provider dispute resolution process, and expanded rights to external review. On February 28, 2022, a district judge in the Eastern District of Texas invalidated portions of the rule governing aspects of the IDR process. In light of this decision, the government issued a final rule on August 19, 2022 eliminating the rebuttable presumption in favor of the qualifying payment amount (“QPA”) by the IDR entity and providing additional factors the IDR entity should consider when choosing between two competing offers. CMS regulations and guidance implementing the IDR process has been subject to a significant amount of provider-initiated litigation. As a result, portions of those regulations and guidance materials have been vacated by a federal district court, causing CMS to, on several occasions, pause and resume IDR process operations, causing significant delay in the processing of claims. On October 27, 2023, HHS, the Department of Labor, the Department of the Treasury, and OPM issued a proposed rule intended to improve the functioning of the federal IDR process. Additionally, arguments made by the plaintiffs in such litigation have included allegations that CMS’s regulations and guidance materials are favorable to payers. We cannot predict the impact of the proposed rule on our operations at this time.

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

Medicaid Federal DSH Allotment:

Although the implementation has been delayed several times, the Legislation (as amended by subsequent federal legislation) requires annual aggregate reductions in federal Medicaid DSH allotment from FFY 2025 through FFY 2027. Commencing in federal fiscal year 2025, and continuing through 2027, DSH payments are scheduled to be reduced by $8 billion annually. H.R. 2872, enacted into law on January 17, 2024 delayed the aforementioned Medicaid DSH cuts through March 8, 2024.  The Consolidated Appropriations Act, 2024 was enacted into law on March 9, 2024 and delayed the $8 billion DSH cuts for FFY 2024. The $8 billion DSH reduction is now scheduled to be implemented January 1, 2025 through September 30, 2025, in effect offsetting the FFY 2025 $8 billion reduction over nine months rather than twelve months if not delayed further by Congressional action.

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

Readmission Reduction Program:

In the Legislation, Congress also mandated implementation of the hospital readmission reduction program (“HRRP”). Hospitals with excessive readmissions for conditions designated by HHS will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard. The HRRP currently assesses penalties on hospitals having excess readmission rates for heart failure, myocardial infarction, pneumonia, acute exacerbation of chronic obstructive pulmonary disease ("COPD") and elective total hip arthroplasty ("THA") and/or total knee arthroplasty ("TKA"), excluding planned readmissions, when compared to expected rates. In the fiscal year 2015 IPPS final rule, CMS added readmissions for coronary artery bypass graft ("CABG") surgical procedures beginning in fiscal year 2017. To account for excess readmissions, an applicable hospital's base operating DRG payment amount is adjusted for each discharge occurring during the fiscal year. Readmissions payment adjustment factors can be no more than a 3% reduction. As part of the FFY 2023 IPPS final rule discussed above, CMS modified all of the condition-specific readmission measures to include an adjustment for patient history of COVID-19 for FFY 2024.

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

Infectious Disease Outbreaks, Pandemics, or Other Public Health Emergencies or Crisis

Our business and financial results may be harmed by an international, national or localized outbreak of a highly contagious or epidemic disease, including but not limited to, COVID-19 or similar corona viruses, Ebola or Zika, may put stress on the capacity of all or a part of our health care facilities, could result in an abnormally high demand for health care services, require that resources be diverted from one part of operations to another part, or disrupt the supply chain for equipment and supplies necessary for operations. In addition, unaffected individuals may decide to defer elective procedures or otherwise avoid medical treatment, resulting in reduced patient volumes and operating revenues.

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

Other Operating Results

Interest Expense:

As reflected on the schedule below, interest expense was $49 million during each of the three-month periods ended June 30, 2024 and 2023, and $102 million and $100 million during the six-month periods ended June 30, 2024 and 2023, respectively (amounts in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Revolving credit & demand notes (a.)	$5,324	$3,711	$12,570	$9,338
Tranche A term loan facility (a.)	38,305	38,684	77,777	74,746
$800 million, 2.65% Senior Notes due 2030 (b.)	5,357	5,357	10,713	10,713
$700 million, 1.65% Senior Notes due 2026 (c.)	2,930	2,931	5,862	5,863
$500 million, 2.65% Senior Notes due 2032 (d.)	3,345	3,345	6,690	6,690
Subtotal-revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	55,261	54,028	113,612	107,350
Amortization of financing fees	1,258	1,259	2,514	2,517
Other combined interest expense	1,732	378	3,844	813
Capitalized interest on major projects	(8,999)	(6,612)	(17,577)	(10,621)
Interest income	(353)	(222)	(668)	(352)
Interest expense, net	$48,899	$48,831	$101,725	$99,707
(a.)
As of June 30, 2024, our credit agreement dated November 15, 2010, as amended, provided for the following:
•
a $1.2 billion aggregate amount revolving credit facility that is scheduled to mature in August, 2026 (which, as of June 30, 2024, had $1.02 billion of aggregate available borrowing capacity net of $176.5 million of outstanding borrowings and $3 million of letters of credit), and;
•
a tranche A term loan facility with $2.20 billion of outstanding borrowings as June 30, 2024 (including the $700 million increase that occurred in June, 2022).
(b.)
In September, 2020, we completed the offering of $800 million aggregate principal amount of 2.65% Senior Notes due in 2030.
(c.)
In August, 2021, we completed the offering of $700 million aggregate principal amount of 1.65% Senior Notes due in 2026.
(d.)
In August, 2021, we completed the offering of $500 million aggregate principal amount of 2.65% Senior Notes due in 2032.

Interest expense was relatively unchanged in the aggregate during the three-month period ended June 30, 2024, as compared to the three-month period ended June 30, 2023. The changes in the various components of interest expense were as follows: (i) a net $1 million increase in aggregate interest expense on our revolving credit, demand notes, senior notes, and term loan facilities, resulting from an increase in our aggregate average cost of borrowings pursuant to these facilities (4.84% during the second quarter of 2024 as compared to 4.72% during the comparable quarter of 2023), offset by a slight decrease in the aggregate average outstanding borrowings pursuant to these facilities ($4.51 billion during the second quarter of 2024 as compared to $4.52 billion during the second quarter of 2023), and; (ii) a net $1 million decrease in other combined interest expenses, due primarily to a $2 million increase in capitalized interest on major projects and a $1 million increase in other combined interest expense. The average effective interest rates, including amortization of deferred financing costs and original issue discount, on borrowings outstanding under our revolving credit, demand notes, senior notes and term loan A facility, which amounted to approximately $4.51 billion and $4.52 billion during the second quarters of 2024 and 2023, respectively, were 5.0% and 4.8% during the three-month periods ended June 30, 2024 and 2023, respectively.

Interest expense increased approximately $2 million during the six-month period ended June 30, 2024, as compared to the six-month period ended June 30, 2023. The increase was primarily due to: (i) a net $6 million increase in aggregate interest expense on our revolving credit, demand notes, senior notes, and term loan facilities, resulting from an increase in our aggregate average cost of borrowings pursuant to these facilities (4.90% during the first six months of 2024 as compared to 4.6% during the comparable period of 2023), offset by a slight decrease in the aggregate average outstanding borrowings pursuant to these facilities ($4.58 billion during the first six months of 2024 as compared to $4.59 billion during the first six months of 2023), partially offset by; (ii) a net $4 million decrease in other combined interest expenses, due primarily to a $7 million increase in capitalized interest on major projects offset by a $3 million increase in other combined interest expense. The average effective interest rates, including amortization of deferred financing costs and original issue discount, on borrowings outstanding under our revolving credit, demand notes, senior notes and term loan A facility, which amounted to approximately $4.58 billion and $4.59 billion during the six-month periods ended June 30, 2024 and 2023, respectively, were 5.0% and 4.8% during the six-month periods ended June 30, 2024 and 2023, respectively.

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three and six-month periods ended June 30, 2024 and 2023 (dollar amounts in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Provision for income taxes	$87,676	$55,393	$157,940	$107,119
Income before income taxes	382,006	224,695	718,092	438,796
Effective tax rate	23.0%	24.7%	22.0%	24.4%

The provision for income taxes increased $32 million during the second quarter of 2024, as compared to the comparable quarter of 2023, due primarily to: (i) the income tax expense recorded in connection with a $150 million increase in pre-tax income (consisting of $157 million increase in income before income taxes and a $7 million unfavorable change in the income/loss attributable to noncontrolling interests), partially offset by; (ii) a decrease of $4 million resulting from the change in the income tax benefit/expense recorded during the second quarters of 2024 and 2023 in connection with employee share-based payments. Excluding the impact of the income tax benefit/expense recorded during each quarter in connection with employee share-based payments, our effective tax rates were 23.6% and 23.8% during the second quarter of 2024 and 2023, respectively.

The provision for income taxes increased $51 million during the first six months of 2024, as compared to the comparable period of 2023, due primarily to: (i) the income tax expense recorded in connection with a $268 million increase in pre-tax income (consisting of $279 million increase in income before income taxes and a $12 million unfavorable change in the income/loss attributable to noncontrolling interests), partially offset by; (ii) a decrease of $14 million resulting from the change in the income tax benefit/expense recorded during the first six months of 2024 and 2023 in connection with employee share-based payments. Excluding the impact of the income tax benefit/expense recorded during each period in connection with employee share-based payments, our effective tax rates were 23.9% and 23.8% during the first six months of 2024 and 2023, respectively.

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

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $1.076 billion during the six-month period ended June 30, 2024 and $654 million during the first six months of 2023. The net increase of $422 million was attributable to the following:

•
a favorable change of $237 million resulting from an increase in net income plus/minus depreciation and amortization expense, stock-based compensation expense and gains on sales on sales of assets and businesses;
•
a favorable change of $148 million in accounts receivable;
•
a favorable change of $60 million in accrued and deferred income taxes;
•
an unfavorable change of $36 million in other assets and deferred charges, and;
•
$13 million of other combined net favorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the six-month periods. The result is divided into the accounts receivable balance at June 30th of each year to obtain the DSO. Our DSO were 51 days and 54 days at June 30, 2024 and 2023, respectively.

Net cash used in investing activities

During the first six months of 2024, we used $437 million of net cash in investing activities as follows:

•
$450 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;
•
$7 million received in connection with net cash inflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates, and;
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

Net cash used in financing activities

During the first six months of 2024, we used $628 million of net cash in financing activities as follows:

•
spent $383 million on net repayments of debt as follows: (i) $319 million related to our revolving credit facility; (ii) $60 million related to our tranche A term loan facility, and; (iii) $4 million related to other debt facilities;
•
spent $238 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our stock repurchase program ($195 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($43 million);
•
generated $12 million of additional borrowings related to other debt facilities;
•
spent $27 million to pay quarterly cash dividends of $.20 per share;
•
generated $7 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans;
•
spent $5 million to pay profit distributions related to noncontrolling interests in majority owned businesses, and;
•
received $5 million from the sale of ownership interests to minority members.

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

Expected capital expenditures during remainder of 2024

During the full year of 2024, we expect to spend approximately $850 million to $1 billion on capital expenditures which includes expenditures for capital equipment, construction of new facilities, and renovations and expansions at existing hospitals. During the first six months of 2024 we spent approximately $450 million on capital expenditures and expect to spend approximately $400 million to $550 million during the remainder of 2024.

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

As of June 30, 2024, our Credit Agreement provided for the following:

•
a $1.2 billion aggregate amount revolving credit facility that is scheduled to mature in August, 2026 (which, as of June 30, 2024, had $1.02 billion of aggregate available borrowing capacity net of $177 million of outstanding borrowings and $3 million of letters of credit), and;
•
a tranche A term loan facility with $2.20 billion of outstanding borrowings as of June 30, 2024.

The tranche A term loan facility provides for installment payments of $30.0 million per quarter through June, 2026. The unpaid principal balance at June 30, 2026 is payable on the August 24, 2026 scheduled maturity date of the Credit Agreement.

Revolving credit and tranche A term loan borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month term SOFR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month term SOFR rate plus 0.1% (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625%. As of June 30, 2024, the applicable margins were 0.375% for ABR-based loans and 1.375% for SOFR-based loans under the revolving credit and term loan A facilities. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, if sold to a receivables facility pursuant to the Credit Agreement, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens, indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of June 30, 2024 and December 31, 2023.

As of June 30, 2024, we had combined aggregate principal of $2.0 billion from the following senior secured notes:

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

As discussed in Note 2 to the Condensed Consolidated Financial Statements-Relationship with Universal Health Realty Income Trust and Other Related Party Transactions, on December 31, 2021, we (through wholly-owned subsidiaries of ours) entered into an asset purchase and sale agreement with Universal Health Realty Income Trust (the “Trust”). Pursuant to the terms of the agreement, which was amended during the first quarter of 2022, we, among other things, transferred to the Trust, the real estate assets of Aiken Regional Medical Center (“Aiken”) and Canyon Creek Behavioral Health (“Canyon Creek”). In connection with this transaction, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases, as amended, (with the Trust as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. As a result of our purchase option within the Aiken and Canyon Creek lease agreements, this asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust are recorded to interest expense and as a reduction of the outstanding financial liability, and the amount allocated to interest expense is determined based upon our incremental borrowing rate and the outstanding financial liability. In connection with this transaction, our consolidated balance sheets at June 30, 2024 and December 31, 2023 reflect financial liabilities, which are included in debt, of approximately $76 million and $77 million, respectively.

At June 30, 2024, the carrying value and fair value of our debt were approximately $4.5 billion and $4.3 billion, respectively. At December 31, 2023, the carrying value and fair value of our debt were approximately $4.9 billion and $4.6 billion, respectively. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was approximately 41% as of June 30, 2024 and 44% as of December 31, 2023.

We expect to finance all capital expenditures and acquisitions and pay dividends and potentially repurchase shares of our common stock utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing revolving credit facility, which had $1.02 billion of available borrowing capacity as of June 30, 2024, or through refinancing the existing Credit Agreement; (ii) the issuance of other short-term and/or long-term debt, and/or; (iii) the issuance of equity. We believe that our operating cash flows, cash and cash equivalents, available commitments under existing agreements, as well as access to the capital markets, provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months. However, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Supplemental Guarantor Financial Information

As of June 30, 2024, we had combined aggregate principal of $2.0 billion from The Notes:

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

The summarized balance sheet information for the consolidated obligor group of debt issued by Universal Health Services, Inc. is presented in the table below:

(in thousands)	June 30, 2024	December 31, 2023
Current assets	$2,209,097	$2,292,716
Noncurrent assets (1)	9,017,427	8,876,623
Current liabilities	1,856,253	1,786,642
Noncurrent liabilities	5,331,637	5,728,371
Due to non-guarantors	926,007	913,481
(1) Includes goodwill of $3,267 million as of June 30, 2024 and December 31, 2023, respectively.

The summarized results of operations information for the consolidated obligor group of debt issued by Universal Health Services, Inc. is presented in the table below:

	Six Months Ended	Twelve Months Ended
(in thousands)	June 30, 2024	December 31, 2023
Net revenues	$6,240,313	$11,454,260
Operating charges	5,486,518	10,416,176
Interest expense, net	102,049	277,521
Other (income) expense, net	3,995	24,996
Net income	$488,181	$556,423

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

Off-Balance Sheet Arrangements

Below are our off-balance sheet arrangements, consisting of standby letters of credit and surety bonds, as of both June 30, 2024 and March 31, 2024.

As of June 30, 2024 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $149 million consisting of: (i) $130 million related to our self-insurance programs, and; (ii) $19 million of other debt and public utility guarantees.

As of March 31, 2024 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $193 million consisting of: (i) $174 million related to our self-insurance programs, and; (ii) $19 million of other debt and public utility guarantees.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risk during the three months ended June 30, 2024. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures

As of June 30, 2024, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 to the Condensed Consolidated Financial Statements-Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report for a description of our legal proceedings. Such information is hereby incorporated by reference.

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

For example, as discussed elsewhere herein, on March 28, 2024, a jury returned a verdict for compensatory damages of $60 million and punitive damages of $475 million against the Pavilion Behavioral Health System (the “Pavilion”), one of our indirect subsidiaries. The Pavilion has filed post-trial motions, a portion of which were heard on August 1, 2024, with the remainder scheduled to be heard on August 23, 2024. The Pavilion will pursue an appeal as appropriate depending on the trial court’s resolution of post-trial motions. We are uncertain as to the ultimate financial exposure related to the Pavilion matter and we can make no assurances regarding timing or substance of its outcome, or the amount of damages that may be held recoverable after post-judgment proceedings and appeal.

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

As previously reported on Form 8-K as filed on April 1, 2024, the Pavilion Behavioral Health System (the “Pavilion”), an indirect subsidiary of the Company, is a defendant in a lawsuit filed in Champaign County, Illinois, relating to the sexual assault of one minor patient by another minor patient in 2020. The plaintiff asserted claims of negligence and misrepresentation. The Pavilion denied any liability. The case went to trial in March, 2024. On March 28, 2024, a jury returned a verdict for ordinary negligence and awarded compensatory damages of $60 million and punitive damages of $475 million and a related judgment was entered against the Pavilion. Based on a search of verdicts in comparable cases, the magnitude of this verdict was unexpected and is unprecedented for a single-plaintiff injury case of this type in Champaign County, Illinois. The Pavilion has filed post-trial motions, a portion of which were heard on August 1, 2024, with the remainder scheduled to be heard on August 23, 2024. The Pavilion will pursue an appeal as appropriate depending on the trial court’s resolution of post-trial motions. We are uncertain as to the ultimate financial exposure related to the Pavilion matter and we can make no assurances regarding its outcome, or the amount of damages that may be held recoverable after post-judgment proceedings and appeal. While the Pavilion has professional liability insurance to cover a portion of these amounts, the resolution of this matter may have a material adverse effect on the Company. As of June 30, 2024, without reduction for any potential amounts related to the above-mentioned Pavilion matter, the Company and its subsidiaries have aggregate insurance coverage of approximately $221 million remaining under commercial policies for matters applicable to the 2020 policy year (in excess of the applicable self-insured retention amounts of $10 million per occurrence for professional liability claims and $3 million per occurrence for general liability claims). In the event the resolution of the Pavilion matter exhausts all or a significant portion of the remaining commercial insurance coverage available to the Company and its subsidiaries for claims that occurred in 2020, or it causes us to have to post a large bond or other collateral during an appeal process, our future results of operations and capital resources could be materially adversely impacted.

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

As reflected below, during the three-month period ended June 30, 2024, we have repurchased 373,249 shares at an aggregate cost of approximately $70.0 million (approximately $187.43 per share) pursuant to the terms of our stock repurchase program. In addition, during the three-month period ended June 30, 2024, 39,843 shares were repurchased in connection with income tax withholding obligations resulting from stock-based compensation programs.

During the period of April 1, 2024 through June 30, 2024, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid for shares purchased as part of publicly announced program (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands) (a.)
April, 2024	$-	7,536	—	$0.01	—	$-	$-	—	$297,787
May, 2024	$-	25,205	—	$0.01	—	$-	$-	—	$297,787
June, 2024	$-	380,351	—	$0.01	373,249	$187.43	$69,956	—	$227,831
Total April through June, 2024	$-	413,092	—	$0.01	373,249	187.43	$69,956

(a.) On July 24, 2024, our Board of Directors authorized a $1.0 billion increase to our stock repurchase program.

Dividends

During the quarter ended June 30, 2024, we declared and paid dividends of $.20 per share. Dividend equivalents are accrued on unvested restricted stock units and will be paid upon vesting of the restricted stock unit.

Item 5. Other Information

(c) None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended June 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

10.1

Universal Health Services, Inc. Amended and Restated 2020 Omnibus Stock and Incentive Plan, as amended by the Amendment thereto, previously filed as Exhibit A to the Company’s Proxy Statement filed on April 4, 2024, is incorporated herein by reference.

10.2

Universal Health Services, Inc. Amended and Restated Employee Stock Purchase Plan, previously filed as Exhibit B to the Company’s Proxy Statement filed on April 4, 2024, is incorporated herein by reference.

22.1	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document –the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, has been formatted in Inline XBRL.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: August 8, 2024	/s/ Marc D. Miller
Marc D. Miller,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)