Form 10-Q
period 2024-09-30
UNIVERSAL HEALTH SERVICES INC
filed 2024-11-08
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of October 31, 2024:

Class A	6,576,475
Class B	58,714,711
Class C	661,688
Class D	12,774

UNIVERSAL HEALTH SERVICES, INC.

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2024. This Report modifies and supersedes documents filed prior to this Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Report.

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

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net revenues	$3,963,027	$3,562,774	$11,714,213	$10,578,430
Operating charges:
Salaries, wages and benefits	1,912,308	1,784,870	5,611,304	5,308,476
Other operating expenses	1,090,197	941,219	3,165,483	2,758,484
Supplies expense	390,250	378,667	1,181,886	1,138,950
Depreciation and amortization	149,567	137,195	438,050	422,560
Lease and rental expense	36,540	35,466	108,165	105,775
	3,578,862	3,277,417	10,504,888	9,734,245
Income from operations	384,165	285,357	1,209,325	844,185
Interest expense, net	44,660	53,378	146,385	153,085
Other (income) expense, net	(2,028)	11,472	3,315	31,797
Income before income taxes	341,533	220,507	1,059,625	659,303
Provision for income taxes	75,623	52,499	233,563	159,618
Net income	265,910	168,008	826,062	499,685
Less: Net income (loss) attributable to noncontrolling interests	7,196	1,019	16,362	(1,732)
Net income attributable to UHS	$258,714	$166,989	$809,700	$501,417

Basic earnings per share attributable to UHS	$3.89	$2.42	$12.11	$7.18
Diluted earnings per share attributable to UHS	$3.80	$2.40	$11.88	$7.09

Weighted average number of common shares - basic	66,537	68,867	66,873	69,825
Add: Other share equivalents	1,571	757	1,297	825
Weighted average number of common shares and equivalents - diluted	68,108	69,624	68,170	70,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$265,910	$168,008	$826,062	$499,685
Other comprehensive income (loss):
Foreign currency translation adjustment	29,221	(24,631)	29,155	(703)
Other	-	-	17	-
Other comprehensive income (loss) before tax	29,221	(24,631)	29,172	(703)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(140)	(926)	288	(95)
Total other comprehensive (loss) income, net of tax	29,361	(23,705)	28,884	(608)
Comprehensive income	295,271	144,303	854,946	499,077
Less: Comprehensive income (loss) attributable to noncontrolling interests	7,196	1,019	16,362	(1,732)
Comprehensive income attributable to UHS	$288,075	$143,284	$838,584	$500,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$106,077	$119,439
Accounts receivable, net	2,214,268	2,238,265
Supplies	220,062	216,988
Other current assets	261,549	236,658
Total current assets	2,801,956	2,811,350

Property and equipment	12,448,230	11,777,047
Less: accumulated depreciation	(6,005,664)	(5,652,518)
	6,442,566	6,124,529
Other assets:
Goodwill	3,965,492	3,932,407
Deferred income taxes	121,904	85,626
Right of use assets-operating leases	421,441	433,962
Deferred charges	9,705	6,974
Other	590,784	572,754
Total Assets	$14,353,848	$13,967,602

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$38,351	$126,686
Accounts payable and other liabilities	1,896,234	1,813,015
Operating lease liabilities	72,801	71,600
Federal and state taxes	3,802	2,046
Total current liabilities	2,011,188	2,013,347

Other noncurrent liabilities	660,247	584,007
Operating lease liabilities noncurrent	377,644	382,559
Long-term debt	4,618,060	4,785,783

Redeemable noncontrolling interests	5,623	5,191

Equity:
UHS common stockholders’ equity	6,605,696	6,149,001
Noncontrolling interest	75,390	47,714
Total equity	6,681,086	6,196,715
Total Liabilities and Stockholders’ Equity	$14,353,848	$13,967,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months ended September 30, 2024

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, July 1, 2024	$5,418	$66	$594	$7	$0	$(687,015)	$7,162,908	$8,812	$6,485,372	$65,433	$6,550,805
Common Stock
Issued/(converted)	—	—	3	—	—	—	3,634	—	3,637	—	3,637
Repurchased, including excise tax	—	—	(8)	—	—	—	(184,131)	—	(184,139)	—	(184,139)
Restricted share-based compensation expense	—	—	—	—	—	—	12,867	—	12,867	—	12,867
Dividends paid and accrued	—	—	—	—	—	(13,472)	—	—	(13,472)	—	(13,472)
Stock option expense	—	—	—	—	—	—	13,356	—	13,356	—	13,356
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(702)	(702)
Sale of ownership interests to minority members	—	—	—	—	—	—	—	—	—	3,668	3,668
Comprehensive income:
Net income (loss) to UHS / noncontrolling interests	205	—	—	—	—	—	258,714	—	258,714	6,991	265,705
Other	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	29,361	29,361	—	29,361
Subtotal - comprehensive income	205	—	—	—	—	—	258,714	29,361	288,075	6,991	295,066
Balance, September 30, 2024	$5,623	$66	$589	$7	$—	$(700,487)	$7,267,348	$38,173	$6,605,696	$75,390	$6,681,086

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2024	$5,191	$66	$599	$7	$0	$(659,890)	$6,798,930	$9,289	$6,149,001	$47,714	$6,196,715
Common Stock
Issued/(converted)	—	—	11	—	—	—	11,020	—	11,031	—	11,031
Repurchased, including excise tax	—	—	(21)	—	—	—	(424,056)	—	(424,077)	—	(424,077)
Restricted share-based compensation expense	—	—	—	—	—	—	30,746	—	30,746	—	30,746
Dividends paid and accrued	—	—	—	—	—	(40,597)		—	(40,597)	—	(40,597)
Stock option expense	—	—	—	—	—	—	41,025	—	41,025	—	41,025
Distributions to noncontrolling interests	(649)	—	—	—	—	—	—	—	—	(5,142)	(5,142)
Sale of ownership interests to minority members	—	—	—	—	—	—	—	—	—	17,537	17,537
Comprehensive income:								—
Net income (loss) to UHS / noncontrolling interests	1,081	—	—	—	—	—	809,700	—	809,700	15,281	824,981
Other		—	—	—	—	—	(17)	17	—	—	—
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	28,867	28,867	—	28,867
Subtotal - comprehensive income	1,081	—	—	—	—	—	809,683	28,884	838,567	15,281	853,848
Balance, September 30, 2024	$5,623	$66	$589	$7	$0	$(700,487)	$7,267,348	$38,173	$6,605,696	$75,390	$6,681,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months ended September 30, 2023

(amounts in thousands, unaudited)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, July 1, 2023	$4,213	$66	$628	$7	$0	$(632,473)	$6,705,525	$13,429	$6,087,182	$41,577	$6,128,759
Common Stock
Issued/(converted)	—	—	1	—	—	—	3,243	—	3,244	—	3,244
Repurchased, including excise tax	—	—	(14)	—	—	—	(177,320)	—	(177,334)	—	(177,334)
Restricted share-based compensation expense	—	—	—	—	—	—	6,132	—	6,132	—	6,132
Dividends paid and accrued	—	—	—	—	—	(13,801)	—	—	(13,801)	—	(13,801)
Stock option expense	—	—	—	—	—	—	16,208	—	16,208	—	16,208
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(523)	(523)
Purchase (sale) of ownership interests by (from) minority members	—	—	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net income (loss) to UHS / noncontrolling interests	506	—	—	—	—	—	166,989	—	166,989	514	167,503
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	(23,705)	(23,705)	—	(23,705)
Subtotal - comprehensive income	506	—	—	—	—	—	166,989	(23,705)	143,284	514	143,798
Balance, September 30, 2023	$4,719	$66	$615	$7	$—	$(646,274)	$6,720,777	$(10,276)	$6,064,915	$41,568	$6,106,483

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2023	$4,695	$66	$637	$7	$0	$(604,127)	$6,533,667	$(9,668)	$5,920,582	$44,768	5,965,350
Common Stock
Issued/(converted)	—	—	7	—	—	—	9,943	—	9,950	—	9,950
Repurchased, including excise tax	—	—	(29)	—	—	—	(388,982)	—	(389,011)	—	(389,011)
Restricted share-based compensation expense	—	—	—	—	—	—	16,395	—	16,395	—	16,395
Dividends paid and accrued	—	—	—	—	—	(42,147)		—	(42,147)	—	(42,147)
Stock option expense	—	—	—	—	—	—	48,337	—	48,337	—	48,337
Distributions to noncontrolling interests	(1,050)	—	—	—	—	—	—	—	—	(4,208)	(4,208)
Purchase (sale) of ownership interests by (from) minority members	—	—	—	—	—	—	—	—	—	3,814	3,814
Comprehensive income:
Net income (loss) to UHS / noncontrolling interests	1,074	—	—	—	—	—	501,417	—	501,417	(2,806)	498,611
Foreign currency translation adjustments, net of income tax	—	—	—	—	—	—	—	(608)	(608)	—	(608)
Subtotal - comprehensive income	1,074	—	—	—	—	—	501,417	(608)	500,809	(2,806)	498,003
Balance, September 30, 2023	$4,719	$66	$615	$7	$—	$(646,274)	$6,720,777	$(10,276)	$6,064,915	$41,568	$6,106,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Nine months ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$826,062	$499,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	438,050	422,560
Gains on sale of assets and businesses	(5,124)	(6,250)
Costs related to extinguishment of debt	3,158	0
Stock-based compensation expense	72,727	65,702
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	11,703	(193,108)
Accrued interest	(1,762)	60
Accrued and deferred income taxes	(10,949)	(33,240)
Other working capital accounts	1,329	(65,062)
Medicare accelerated payments and deferred CARES Act and other grants	0	1,764
Other assets and deferred charges	(5,621)	48,985
Other	25,732	13,717
Accrued insurance expense, net of commercial premiums paid	175,104	141,414
Payments made in settlement of self-insurance claims	(121,745)	(80,861)
Net cash provided by operating activities	1,408,664	815,366

Cash Flows from Investing Activities:
Property and equipment additions	(697,865)	(536,665)
Proceeds received from sales of assets and businesses	30,219	23,688
Acquisition of businesses and property	0	(3,728)
Outflows from foreign exchange contracts that hedge our net U.K. investment	(35,667)	(7,723)
Decrease in capital reserves of commercial insurance subsidiary	197	0
Net cash used in investing activities	(703,116)	(524,428)

Cash Flows from Financing Activities:
Repayments of long-term debt	(2,471,515)	(54,009)
Additional borrowings, net	2,210,248	165,000
Financing costs	(9,992)	(308)
Repurchase of common shares	(420,588)	(385,339)
Dividends paid	(40,302)	(41,964)
Issuance of common stock	10,864	9,841
Profit distributions to noncontrolling interests	(5,791)	(5,258)
Sale of ownership interests to minority members	8,959	408
Net cash used in financing activities	(718,117)	(311,629)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,696	493

Decrease in cash, cash equivalents and restricted cash	(9,873)	(20,198)
Cash, cash equivalents and restricted cash, beginning of period	214,470	200,837
Cash, cash equivalents and restricted cash, end of period	$204,597	$180,639

Supplemental Disclosures of Cash Flow Information:
Interest paid	$144,378	$149,247
Income taxes paid, net of refunds	$236,975	$191,189
Noncash purchases of property and equipment	$87,333	$108,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended September 30, 2024. In this Quarterly Report, “we,” “us,” “our” “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

(2) Relationship with Universal Health Realty Income Trust and Other Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At September 30, 2024, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. The advisory agreement was renewed by the Trust for 2024 at the same rate in place for 2023, 2022 and 2021, providing for an advisory fee computation at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $1.4 million and $1.3 million during the three-month periods ended September 30, 2024 and 2023, respectively, and approximately $4.1 million and $4.0 million during the nine-month periods ended September 30, 2024 and 2023, respectively.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust was approximately $300,000 and $100,000 during the three-month periods ended September 30, 2024 and 2023, respectively, and approximately $914,000 and $670,000 during the nine-month periods ended September 30, 2024 and 2023, respectively, and is included in other (income) expense, net, on the accompanying consolidated statements of income for each period. We received dividends from the Trust amounting to $575,000 and $567,000 during the three-month periods ended September 30, 2024 and 2023, respectively, and $1.7 million during each of the nine-month periods ended September 30, 2024 and 2023. The carrying value of our investment in the Trust was approximately $6.2 million and $7.0 million at September 30, 2024 and December 31, 2023, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of our investment in the Trust was $36.0 million at September 30, 2024 and $34.1 million at December 31, 2023, based on the closing price of the Trust’s stock on the respective dates.

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

As a result of the purchase options within the lease agreements for Aiken and Canyon Creek, the asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP. We have accounted for the asset exchange and substitution transaction with the Trust as a financing arrangement and, since we did not derecognize the real property related to Aiken and Canyon Creek, we will continue to depreciate the assets. Our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 reflects a financial liability of $74.8 million and $77.5 million, respectively, which is included in debt, for the fair value of real estate assets that we exchanged as part of the transaction. Our monthly lease payments payable to the Trust will be recorded to interest expense and as a reduction to the outstanding financial liability. The amount allocated to interest expense is determined using our incremental borrowing rate and is based on the outstanding financial liability.

The aggregate rent payable to the Trust in connection with the leases on McAllen Medical Center, Wellington Regional Medical Center, Aiken Regional Medical Center and Canyon Creek Behavioral Health was approximately $5 million during each of the three months ended September 30, 2024 and 2023, and approximately $16 million and $15 million during the nine months ended September 30, 2024 and 2023, respectively.

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

The table below provides certain details for each of the hospitals leased from the Trust as of September 30, 2024:

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

In addition, certain of our subsidiaries are tenants in several medical office buildings (“MOBs”) and two free-standing emergency departments ("FED") owned by the Trust or by limited liability companies in which the Trust holds 95% to 100% of the ownership interest. In connection with these two FEDs, in October, 2024, our subsidiaries exercised their 5-year renewal options on the facilities which are located in Weslaco and Mission, Texas. Each renewal option covers the period of February 1, 2025 through January 31, 2030 (the current lease terms were scheduled to expire on January 31, 2025; with aggregate annual lease rates of approximately $979,000). Pursuant to terms of the leases, and consistent with the terms of the leases currently in effect for each property, the lease rates are scheduled to increase 2% per year through the end of the renewed lease terms. Our subsidiaries have five, 5-year renewal options remaining on each of these FEDs, with the first three renewal options (covering the years 2030 through 2044) providing for 2% annual increases to the lease rates, and the remaining two, 5-year renewal options (covering the years 2045 through 2054) providing for lease rates at the then fair market value. These leases are cross-defaulted with one another and our subsidiaries have the option to purchase the leased properties upon the expiration of each five-year extended term at the fair market value at that time.

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

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of Alan B. Miller (our Executive Chairman of the Board) and his wife. As a result of these agreements, as amended in October, 2016, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $28 million in premiums, and certain trusts owned by our Executive Chairman of the Board, would pay approximately $9 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than approximately $37 million representing the $28 million of aggregate premiums paid by us as well as the $9 million of aggregate premiums paid by the trusts. In connection with these policies, we will pay or have paid approximately $1.0 million, net, in premium payments during 2024 and 2023.

In August, 2015, Marc D. Miller, our President and Chief Executive Officer and member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance. During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO. Also in connection with this GPO agreement, we received shares of restricted stock of Premier which vested ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO. During the third quarter of 2020, we entered into an agreement with Premier pursuant to the terms of which, among other things, our ownership interest in Premier was converted into shares of Class A Common Stock of Premier. We have elected to retain a portion of the previously vested shares of Premier, the market value of which is included in other assets on our condensed consolidated balance sheets. Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier was approximately $45 million and $50 million as of September 30, 2024 and December 31, 2023, respectively. Any change in market value of our Premier shares since December 31, 2023 was recorded as an unrealized gain/loss in “Other (income) expense, net” in our condensed consolidated statements of income for the three and nine-month period ended September 30, 2024. Additionally, we received cash dividends from Premier amounting to approximately $470,000 for each of the three-month periods ended September 30, 2024 and 2023, and approximately $1.4 million for each of the nine-month periods ended September 30, 2024 and 2023. The dividends are included in “Other (income) expense, net” in our condensed consolidated statements of income.

A member of our Board of Directors, Executive Committee and Finance Committee is a partner in Norton Rose Fulbright US LLP, a law firm engaged by us for a variety of legal services. The Board member and his law firm also provide personal legal services to our Executive Chairman and he acts as trustee of certain trusts for the benefit of our Executive Chairman and his family.
(3) Other Noncurrent liabilities and Redeemable/Noncontrolling Interests

Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves, pension and deferred compensation liabilities, and liabilities incurred in connection with split-dollar life insurance agreements on the lives of our chief executive officer and his wife.

As of September 30, 2024, outside owners held noncontrolling, minority ownership interests of: (i) approximately 7% in an acute care facility located in Texas; (ii) 49%, 20%, 30%, 20%, 25%, and 48% in six behavioral health care facilities located in Arizona, Pennsylvania, Ohio, Washington, Missouri, and Iowa, respectively, (iii) 26% and 49% in two behavioral health care facilities located in Michigan (one currently under construction with an expected opening in the second quarter of 2025) and; (iv) approximately 5% in an acute care facility and 49% in a surgery center, located in Nevada. The noncontrolling interest and redeemable noncontrolling interest balances of $75 million and $6 million, respectively, as of September 30, 2024, consist primarily of the third-party ownership interests in these hospitals.

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

(4) Treasury

In September, 2024, we completed the following financing transactions:

•
The public offering of $500 million of aggregate principal amount of 4.625% senior secured notes due on October 15, 2029 ("2029 Notes");
•
The public offering of $500 million of aggregate principal amount of 5.050% senior secured notes due on October 15, 2034 ("2034 Notes");
•
Amended our credit agreement to:
o
Extend the maturity date to September, 2029 (from August, 2026 previously);
o
Increase the revolving credit facility to $1.3 billion (from $1.2 billion previously), and;
o
reduce the outstanding borrowings pursuant to the tranche term loan A facility by approximately $1.0 billion, to $1.2 billion, utilizing the proceeds generated from the issuance of the above-mentioned 2029 Notes and 2034 Notes.

On September 26, 2024, we entered into a tenth amendment ("Tenth Amendment") to our credit agreement ("Credit Agreement"), dated as of November 15, 2010, as amended and restated at various times from March, 2011 to June, 2022, among UHS, as borrower, the several banks and other financial institutions or entities from time to time parties thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent. The Tenth Amendment provided for: (i) an extension of the maturity date to September 26, 2029; (ii) a new revolving credit facility of up to $1.3 billion (which as of September 30, 2024, had $1.01 billion of aggregate available borrowing capacity, net of $288 million of outstanding borrowings and $3 million of letters of credit), and; (iii) a new replacement tranche A term loan facility ("Tranche A Term Loan") of up to $1.2 billion (which had $1.2 billion of outstanding borrowings as of September 30, 2024).

Pursuant to the terms of the Tenth Amendment, the Tranche A Term Loan provides for installment payments of $7.5 million per quarter commencing on December 31, 2024 through September 30, 2026, and $15.0 million per quarter commencing on December 31, 2026 through June 30, 2029. The unpaid principal balance at June 30, 2029 (scheduled to be $975.0 million) is payable on the September 26, 2029 scheduled maturity date of the Credit Agreement.

Revolving credit and Tranche A Term Loan borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month term SOFR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month term SOFR rate plus 0.1% (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625%. As of September 30, 2024, the applicable margins were 0.375% for ABR-based loans and 1.375% for SOFR-based loans under the revolving credit and term loan A facilities. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, if sold to a receivables facility pursuant to the Credit Agreement, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens, indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of September 30, 2024 pursuant to the terms of the Credit Agreement, as amended on September 26, 2024, and as of December 31, 2023 pursuant to the terms of the previous credit agreement.

As mentioned above, on September 26, 2024, we completed the public offering of: (i) $500,000,000 aggregate principal amount of the 4.625%, 2029 Notes, and; (ii) $500,000,000 aggregate principal amount of the 5.050%, 2034 Notes (and together with the 2029 Notes, the "2029 and 2034 Notes"), each guaranteed on a senior secured basis by all of our existing and future direct and indirect subsidiaries that guarantee our senior secured credit facility or our other first lien obligations or any junior lien obligations (the “Subsidiary Guarantors”). The 2029 and 2034 Notes have been registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Issuer’s and the Subsidiary Guarantors’ registration statement on Form S-3 (File No. 333-282135), including the prospectus dated September 16, 2024, and a related prospectus supplement dated September 17, 2024, as filed with the Securities and Exchange Commission on September 19, 2024.

As of September 30, 2024, including the above-mentioned newly issued Notes, we had combined aggregate principal of $3.0 billion from the following senior secured notes:

•
$700 million aggregate principal amount of 1.65% senior secured notes due in September, 2026 ("2026 Notes") which were issued on August 24, 2021. Interest on the 2026 Notes is payable on March 1st and September 1st until the maturity date of September 1, 2026.
•
$500 million of aggregate principal amount of 4.625% senior secured notes due in October, 2029 ("2029 Notes") which were issued on September 26, 2024. Interest on the 2029 Notes is payable on April 15th and October 15th, commencing April 15, 2025 until the maturity date of October 15, 2029.
•
$800 million aggregate principal amount of 2.65% senior secured notes due in October, 2030 ("2030 Notes") which were issued on September 21, 2020. Interest on the 2030 Notes is payable on April 15th and October 15th, until the maturity date of October 15, 2030.
•
$500 million of aggregate principal amount of 2.65% senior secured notes due in January, 2032 ("2032 Notes") which were issued on August 24, 2021. Interest on the 2032 Notes is payable on January 15th and July 15th until the maturity date of January 15, 2032.
•
$500 million of aggregate principal amount of 5.050% senior secured notes due in October, 2034 ("2034 Notes") which were issued on September 26, 2024. Interest on the 2034 Notes is payable on April 15th and October 15th, commencing on April 15, 2025 until the maturity date of October 15, 2034.

The 2026 Notes, 2030 Notes and 2032 Notes (collectively the "2026, 2030 and 2032 Notes") were initially issued only to qualified institutional buyers under Rule 144A and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act. In December, 2022, we completed a registered exchange offer in which virtually all previously outstanding 2026, 2030 and 2032 Notes were exchanged for identical 2026, 2030 and 2032 Notes that were registered under the Securities Act, and thereby became freely transferable (subject to certain restrictions applicable to affiliates and broker dealers). 2026, 2030 and 2032 Notes originally issued under Rule 144A or Regulation S that were not exchanged remain outstanding and may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from registration requirements thereunder.

The 2026, 2030 and 2032 Notes, and the 2029 and 2034 Notes (collectively "All the Notes") are guaranteed (the “Guarantees”) on a senior secured basis by our Subsidiary Guarantors that guarantee our Credit Agreement, or other first lien obligations or any junior lien obligations. All the Notes and the Guarantees are secured by first-priority liens, subject to permitted liens, on certain of the Company’s and the Subsidiary Guarantors’ assets now owned or acquired in the future by the Company or the Subsidiary Guarantors (other than real property, accounts receivable sold pursuant to a Company-related receivables facility (as defined in the Indenture pursuant to which All The Notes were issued (the “Indentures”), and certain other excluded assets). The Company’s obligations with respect to All the Notes, the obligations of the Subsidiary Guarantors under the Guarantees, and the performance of all of the Company’s and the Subsidiary Guarantors’ other obligations under the Indentures, are secured equally and ratably with the Company’s and the Subsidiary Guarantors’ obligations under the Credit Agreement. However, the liens on the collateral securing All the Notes and the Guarantees will be released if: (i) All the Notes have investment grade ratings; (ii) no default has occurred and is continuing, and; (iii) the liens on the collateral securing all first lien obligations (including the Credit Agreement and All the Notes) and any junior lien obligations are released or the collateral under the Credit Agreement, any other first lien obligations and any junior lien obligations is released or no longer required to be pledged. The liens on any collateral securing All the Notes and the Guarantees will also be released if the liens on that collateral securing the Credit Agreement, other first lien obligations and any junior lien obligations are released.

As discussed in Note 2 to the Condensed Consolidated Financial Statements-Relationship with Universal Health Realty Income Trust and Other Related Party Transactions, on December 31, 2021, we (through wholly-owned subsidiaries of ours) entered into an asset purchase and sale agreement with Universal Health Realty Income Trust (the “Trust”). Pursuant to the terms of the agreement, which was amended during the first quarter of 2022, we, among other things, transferred to the Trust, the real estate assets of Aiken Regional Medical Center (“Aiken”) and Canyon Creek Behavioral Health (“Canyon Creek”). In connection with this transaction, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases, as amended, (with the Trust as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. As a result of our purchase option within the Aiken and Canyon Creek lease agreements, this asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust are recorded to interest expense and as a reduction of the outstanding financial liability, and the amount allocated to interest expense is determined based upon our incremental borrowing rate and the outstanding financial liability. In connection with this transaction, our consolidated balance sheets at September 30, 2024 and December 31, 2023 reflect financial liabilities, which are included in debt, of approximately $75 million and $77 million, respectively.

At September 30, 2024, the carrying value and fair value of our debt were approximately $4.7 billion and $4.4 billion, respectively. At December 31, 2023, the carrying value and fair value of our debt were approximately $4.9 billion and $4.6 billion, respectively. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

The aggregate scheduled maturities of our $4.7 billion total debt outstanding as of September 30, 2024 (before $21 million of unamortized financing costs), are as follows: (i) $38 million due during the next 12 months; (ii) $738 million due during months 13 to 24; (iii) $69 million due during months 25 to 36; (iv) $70 million due during months 37 to 48; (v) $1.3 billion due during months 49 to 60, and; (vi) $2.4 billion due in greater than 60 months.

Foreign Currency Forward Exchange Contracts:

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. In connection with these forward exchange contracts, we recorded net cash outflows of $36 million during the nine-month period ended September 30, 2024 and net cash outflows of $8 million during the nine-month period ended September 30, 2023.

Derivatives Hedging Relationships:

The following table presents the effects of our foreign currency forward exchange contracts on our results of operations for the three and nine-month periods ended September 30, 2024 and 2023 (in thousands):

	Gain/(Loss) recognized in AOCI
	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Net Investment Hedge relationships
Foreign currency forward exchange contracts	$(43,490)	$19,619	$(35,289)	$(10,781)

No other gains or losses were recognized in income related to derivatives in Subtopic 815-20.

Cash, Cash Equivalents and Restricted Cash:

Cash, cash equivalents, and restricted cash as reported in the condensed consolidated statements of cash flows are presented separately on our condensed consolidated balance sheets as follows (in thousands):

	September 30,	September 30,	December 31,
	2024	2023	2023
Cash and cash equivalents	$106,077	$80,768	$119,439
Restricted cash (a)	98,520	99,871	95,031
Total cash, cash equivalents and restricted cash	$204,597	$180,639	$214,470

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
•
Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	September 30, 2024	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$115,205	Other noncurrent assets	$115,205
Certificates of deposit	2,201	Other noncurrent assets		2,201
Equity securities	44,654	Other noncurrent assets	44,654
Deferred compensation assets	49,270	Other noncurrent assets	49,270
	$211,330		$209,129	$2,201	-
Liabilities:
Foreign currency forward exchange contracts	$1,533	Accounts payable and other liabilities		$1,533
Deferred compensation liability	49,270	Other noncurrent liabilities	49,270
	$50,803		$49,270	$1,533	-

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2023	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$111,129	Other noncurrent assets	$111,129
Certificates of deposit	2,300	Other noncurrent assets		2,300
Equity securities	49,923	Other noncurrent assets	49,923
Deferred compensation assets	43,060	Other noncurrent assets	43,060
	$206,412		$204,112	$2,300	-
Liabilities:
Foreign currency forward exchange contracts	$1,911	Accounts payable and other liabilities		$1,911
Deferred compensation liability	43,060	Other noncurrent liabilities	43,060
	$44,971		$43,060	$1,911	-

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

(6) Commitments and Contingencies

Professional and General Liability, Workers’ Compensation Liability

The vast majority of our subsidiaries are self-insured for professional and general liability exposure up to: (i) $20 million for professional liability and $3 million for general liability per occurrence in 2024, 2023, 2022 and 2021; (ii) $10 million and $3 million per occurrence, respectively, in 2020; (iii) $5 million and $3 million per occurrence, respectively, during 2019, 2018 and 2017, and; (iv) $10 million and $3 million per occurrence, respectively, prior to 2017.

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

As of September 30, 2024, the total net accrual for our self-insured professional and general liability claims was $480 million, of which $70 million was included in current liabilities. As of December 31, 2023, the total net accrual for our self-insured professional and general liability claims was $431 million, of which $70 million was included in current liabilities.

As a result of unfavorable trends experienced during the past several years, included in our results of operations were increases to our reserves for self-insured professional and general liability claims amounting to approximately $30 million and $44 million during the three and nine-month periods ended September 30, 2024, respectively, and $5 million and $25 million during the three and nine-month periods ended September 30, 2023. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimates of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Given our significant self-insured exposure for professional and general liability claims, there can be no assurance that a sharp increase in the number and/or severity of claims asserted against us will not have a material adverse effect on our future results of operations.

As of September 30, 2024, the total accrual for our workers’ compensation liability claims was $136 million, $58 million of which was included in current liabilities. As of December 31, 2023, the total accrual for our workers’ compensation liability claims was $130 million, $55 million of which was included in current liabilities. As a result of favorable trends experienced in prior years, included in our results of operations during the nine-month period ended September 30, 2023, was a pre-tax decrease to our reserves for self-insured workers' compensation liability claims of approximately $10 million (recorded during the second quarter of 2023).

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

As disclosed below in Legal Proceedings:

•
On March 28, 2024, a jury returned a verdict for compensatory damages of $60 million and punitive damages of $475 million and a related judgment was entered against The Pavilion Behavioral Health System (the “Pavilion”), an indirect subsidiary of the Company. In an order dated October 10, 2024, the trial court ordered a remittitur of punitive damages from $475 million to $120 million. The court denied the Pavilion’s request for reduction of compensatory damages. The Pavilion intends to appeal the remaining judgment.
•
Cumberland Hospital for Children and Adolescents (“Cumberland”), an indirect subsidiary of the Company, is a defendant in multi-plaintiff lawsuits filed in the Circuit Court for Richmond, Virginia (the “Cumberland Litigation”), relating to allegations of inappropriate sexual contact during medical examinations by Dr. Daniel Davidow, an independent contractor and the former medical director for Cumberland. The Company and UHS of Delaware, Inc., our administrative services subsidiary (“UHS Delaware”), were also named as co-defendants in the Cumberland Litigation. Plaintiffs have asserted claims of negligence, assault and battery (against Dr. Davidow), false imprisonment, violations of the Virginia Consumer Protection Act (“VCPA”), and vicarious liability for Dr. Davidow’s conduct against Cumberland, the Company, and UHS Delaware. The Company and UHS Delaware were dismissed from the action during the trial, which occurred in September, 2024. On September 27, 2024, a jury entered a verdict finding Dr. Davidow and Cumberland liable and awarded these three plaintiffs combined compensatory damages of $60 million for all liability theories, an additional combined $180 million in trebled damages for violation of the VCPA, and an additional combined $120 million in punitive damages. Cumberland is evaluating all legal options and intends to challenge this verdict, including the amounts awarded in the verdict, in post-trial proceedings and on appeal. Based upon Virginia law, we expect that the punitive damage amount should be reduced to a combined maximum of $1.05 million as a matter of law. There are approximately 40 additional plaintiffs making similar allegations with claims pending in the Cumberland Litigation.

We are uncertain as to the ultimate financial exposure related to the above-mentioned Cumberland and Pavilion matters and we can make no assurances regarding their outcomes, or the amounts of damages that may be held recoverable after post-judgment proceedings and appeals. While Cumberland and Pavilion have professional liability insurance to cover a portion of these amounts, the resolution of these matters may have a material adverse effect on the Company. Without reduction for any potential amounts related to the above-mentioned Cumberland and Pavilion matters, the Company and its subsidiaries have aggregate insurance coverage of approximately $221 million remaining under commercial policies for matters applicable to the 2020 policy year (in excess of the applicable self-insured retention amounts of $10 million per occurrence for professional liability claims and $3 million per occurrence for general liability claims).

In the event the resolution of the Cumberland and/or Pavilion matters exhausts all or a significant portion of the remaining commercial insurance coverage available to the Company and its subsidiaries for claims that occurred in 2020 (the applicable year for the Pavilion matter and substantially all of the Cumberland matters, as discussed above), or it requires the posting of large bonds or other collateral during appeal processes, our future results of operations and capital resources could be materially adversely impacted.

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

These commercial policies are subject to a deductible of: (i) $5 million per location for damage resulting from earthquake, wind, hail and flood, and; (ii) $5 million per occurrence for all other events. For per location or per occurrence losses in excess of the applicable deductible, we are self-insured, through our wholly-owned captive insurance company, for up to $10 million of annual aggregate losses. Should the $10 million self-insured annual aggregate limitation be exhausted during the policy year, we have commercial insurance coverage for the next $30 million of annual aggregate losses in excess of the applicable deductible. In the event the $30 million of commercial coverage is also exhausted, we are self-insured for all per location or per occurrence losses up to $25 million, including the $5 million deductible.

Commitment to Develop, Lease and Operate an Acute Care Hospital in Washington, D.C.

During 2020, we entered into various agreements with the District of Columbia (the “District”) related to the development, leasing and operation of an acute care hospital and certain other facilities/structures on land owned by the District (“District Facilities”). The agreements contemplate that we will serve as manager for development and construction of the District Facilities on behalf of the District, with a projected aggregate cost of approximately $439 million, approximately $295 million of which was incurred as of September 30, 2024, which will be entirely funded by the District. Construction of the District Facilities is expected to be completed in the Spring of 2025.

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

Additionally, we have committed to expend no less than $75 million (approximately $12 million of which has been incurred as of September 30, 2024), over a projected 12-year period, in healthcare infrastructure including expenditures related to the District Facilities as well as other healthcare related expenditures in certain specified areas of Washington, D.C. Pursuant to the agreements, the District is entitled to certain termination fees and other amounts as specified in the agreements in the event we, within certain specified periods of time, cease to operate the acute care hospital or there is a transfer of control of us or our subsidiary operating the hospital.

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

Certain legal matters are described below:

Knight v. Miller, et. al.

In July 2021, a shareholder derivative lawsuit was filed by plaintiff, Robin Knight, in the Chancery Court in Delaware against the members of the Board of Directors of the Company as well as certain officers (C.A. No.: 2021-0581-SG). The Company was named as a nominal defendant. The lawsuit alleged that in March 2020 stock options were awarded with exercise prices that did not reflect the Company’s fundamentals and business prospects, and in anticipation of future market rebound resulting in excessive gains. The lawsuit made claims of breaches of fiduciary duties, waste of corporate assets, and unjust enrichment. The lawsuit sought monetary damages allegedly incurred by the Company, disgorgement of the March 2020 stock awards as well as any proceeds derived therefrom and unspecified equitable relief. Defendants denied the allegations. We filed a motion to dismiss the complaint and the court granted part and denied part of our motion. During the third quarter of 2022, we reached a preliminary settlement, which would not have had a material impact on our consolidated financial statements. The settlement required court approval which the court declined to provide. Our Board of Directors authorized the formation of a Special Litigation Committee ("SLC") to review the matter and determine whether it was in the best interests of the Company to pursue this claim. The court stayed the litigation while the SLC conducted their review. According to the SLC’s status letter to the Court of Chancery, dated April 15, 2024, after a thorough examination of documentary evidence, interviews with relevant persons, and a review of the applicable law, the SLC determined that the claims asserted in the shareholder derivative lawsuit did not have merit and that pursuing them would not be in the interest of the Company. The SLC further advised the court that the SLC concluded that the claims should be dismissed. The parties jointly filed a stipulation with the court requesting dismissal of the case. After a preliminary hearing on the matter, the court requested a revised stipulation be filed which was prepared and filed with the court. During the third quarter of 2024, the court entered the stipulation dismissing the case and the matter has been concluded.

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

Rachel Capriglione, as natural mother and Next Friend of A.T., a minor, Plaintiff, v. The Pavilion Foundation d/b/a The Pavilion Behavioral Health System

As previously reported on Form 8-K, as filed on April 1, 2024, the Pavilion Behavioral Health System (the “Pavilion”), an indirect subsidiary of the Company, is the sole defendant in a lawsuit filed in Champaign County, Illinois, relating to the sexual assault of one minor patient by another minor patient in 2020. Plaintiff asserted claims of negligence and misrepresentation. The Pavilion denied any liability.

The case went to trial in March of 2024. On March 28, 2024, a jury rejected the misrepresentation claim, returned a verdict for ordinary negligence, and awarded compensatory damages of $60 million and punitive damages of $475 million. Based on a search of verdicts in comparable cases, the magnitude of this verdict was unexpected and is unprecedented for a single-plaintiff injury case of this type in Champaign County, Illinois. The Pavilion filed post-trial motions, among other items, contesting the excessiveness of the damage awards.

As previously reported on Form 8-K, as filed on October 11, 2024, in an order dated October 10, 2024, the trial court ordered a remittitur of punitive damages from $475 million to $120 million. The court denied the Pavilion’s request for reduction of compensatory damages. Pursuant to Illinois law and procedure, plaintiff had 21 days from the date of the order to either accept the remittitur of the punitive damages or refuse the remittitur, which would have resulted in further legal proceedings. Plaintiff accepted the remittitur by the trial court while reserving all rights to appeal the remittitur. The Pavilion intends to appeal the remaining judgment. Although we can make no assurances regarding the ultimate outcome of this matter, or what damages will ultimately be awarded, its final resolution could have a material adverse effect on the Company

K.E.E., et al., Plaintiffs v. Cumberland Hospital, LLC d/b/a Cumberland Hospital for Children and Adolescents, et al. (and related lawsuits)

Cumberland Hospital for Children and Adolescents (“Cumberland”), an indirect subsidiary of the Company, is a defendant in multi-plaintiff lawsuits filed in the Circuit Court for Richmond, Virginia (the “Cumberland Litigation”), relating to allegations of inappropriate sexual contact during medical examinations by Dr. Daniel Davidow, an independent contractor and the former medical director for Cumberland. The Company and UHS of Delaware, Inc., our administrative services subsidiary (“UHS Delaware”), were also named as co-defendants in the Cumberland Litigation. Plaintiffs have asserted claims of negligence, assault and battery (against Dr. Davidow), false imprisonment, violations of the Virginia Consumer Protection Act (“VCPA”), and vicarious liability for Dr. Davidow’s conduct against Cumberland, the Company, and UHS Delaware. All defendants have denied liability.

The claims asserted by three of the plaintiffs in the Cumberland Litigation were consolidated for trial in September of 2024. The Company and UHS Delaware were dismissed from the action during trial. As previously reported on Form 8-K, as filed on September 30, 2024, on September 27, 2024, a jury entered a verdict finding Dr. Davidow and Cumberland liable and awarded these three plaintiffs combined compensatory damages of $60 million for all liability theories, an additional combined $180 million in trebled damages for violation of the VCPA, and an additional combined $120 million in punitive damages. Cumberland is evaluating all legal options and intends to challenge this verdict, including the amounts awarded in the verdict, in post-trial proceedings and on appeal. Based upon Virginia law, we expect that the punitive damage amount should be reduced to a combined maximum of $1.05 million as a matter of law.

There are approximately 40 additional plaintiffs making similar allegations with claims pending in the Cumberland Litigation.

Although we can make no assurances regarding the ultimate outcomes of the various claims made in connection with the Cumberland Litigation, or what damages will ultimately be awarded, the final resolution of these matters could have a material adverse effect on the Company

Other Matters:

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

	Three months ended September 30, 2024
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$12,277,563	$2,835,301		$15,112,864
Gross outpatient revenues	$8,573,270	$268,182		$8,841,452
Total net revenues	$2,245,517	$1,714,914	$2,596	$3,963,027
Income/(loss) before allocation of corporate overhead and income taxes	$199,316	$318,864	$(176,647)	$341,533
Allocation of corporate overhead	$(64,883)	$(46,898)	$111,781	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$134,433	$271,966	$(64,866)	$341,533
Total assets as of September 30, 2024	$6,481,922	$7,631,827	$240,099	$14,353,848

	Nine months ended September 30, 2024
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$37,522,395	$8,375,470		$45,897,865
Gross outpatient revenues	$25,553,451	$833,260		$26,386,711
Total net revenues	$6,604,007	$5,102,290	$7,916	$11,714,213
Income/(loss) before allocation of corporate overhead and income taxes	$616,503	$999,282	$(556,160)	$1,059,625
Allocation of corporate overhead	$(194,616)	$(140,808)	$335,424	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$421,887	$858,474	$(220,736)	$1,059,625
Total assets as of September 30, 2024	$6,481,922	$7,631,827	$240,099	$14,353,848

	Three months ended September 30, 2023
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$10,916,060	$2,703,478		$13,619,538
Gross outpatient revenues	$7,480,353	$259,060		$7,739,413
Total net revenues	$2,017,288	$1,542,695	$2,791	$3,562,774
Income/(loss) before allocation of corporate overhead and income taxes	$132,406	$262,168	$(174,067)	$220,507
Allocation of corporate overhead	$(66,355)	$(46,677)	$113,032	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$66,051	$215,491	$(61,035)	$220,507
Total assets as of September 30, 2023	$6,252,434	$7,372,995	$248,041	$13,873,470

	Nine months ended September 30, 2023
	Acute Care Hospital Services	Behavioral Health Services (a)	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$33,278,396	$8,001,838		$41,280,234
Gross outpatient revenues	$22,292,249	$812,467		$23,104,716
Total net revenues	$5,993,899	$4,575,378	$9,153	$10,578,430
Income/(loss) before allocation of corporate overhead and income taxes	$396,229	$792,217	$(529,143)	$659,303
Allocation of corporate overhead	$(199,943)	$(139,998)	$339,941	$0
Income/(loss) after allocation of corporate overhead and before income taxes	$196,286	$652,219	$(189,202)	$659,303
Total assets as of September 30, 2023	$6,252,434	$7,372,995	$248,041	$13,873,470
(a)
Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $230 million and $203 million for the three-month periods ended September 30, 2024 and 2023, respectively, and approximately $651 million and $561 million for the nine-month periods ended September 30, 2024 and 2023, respectively. Total assets at our U.K. behavioral health care facilities were approximately $1.442 billion and $1.260 billion as of September 30, 2024 and 2023, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Basic and Diluted:
Net income attributable to UHS	$258,714	$166,989	$809,700	$501,417
Less: Net income attributable to unvested restricted share grants	-	(52)	(50)	(242)
Net income attributable to UHS – basic and diluted	$258,714	$166,937	$809,650	$501,175

Weighted average number of common shares - basic	66,537	68,867	66,873	69,825
Net effect of dilutive stock options and grants based on the treasury stock method	1,571	757	1,297	825
Weighted average number of common shares and equivalents - diluted	68,108	69,624	68,170	70,650
Earnings per basic share attributable to UHS:	$3.89	$2.42	$12.11	$7.18
Earnings per diluted share attributable to UHS:	$3.80	$2.40	$11.88	$7.09

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. There were no excluded weighted-average stock options for the three-months ended September 30, 2024 and 799,000 for the nine-months ended September 30, 2024. The excluded weighted-average stock options totaled 5.0 million for the three months ended September 30, 2023 and 5.1 million for the nine months ended September 30, 2023. All classes of our common stock have the same dividend rights.

Stock-Based Compensation:

During the three-month periods ended September 30, 2024 and 2023, pre-tax compensation costs of $13.4 million and $16.2 million, respectively, was recognized related to outstanding stock options. During the nine-month periods ended September 30, 2024 and 2023, pre-tax compensation costs of $41.0 million and $48.3 million, respectively, was recognized related to outstanding stock options. In addition, during the three-month periods ended September 30, 2024 and 2023, pre-tax compensation cost of approximately $12.9 million and $6.1 million, respectively, was recognized related to restricted stock awards, restricted stock units and performance based restricted stock units. During the nine-month periods ended September 30, 2024 and 2023, pre-tax compensation costs of approximately $30.7 million and $16.4 million, respectively, was recognized related to restricted stock awards, restricted stock units and performance based restricted stock units. As of September 30, 2024 there was approximately $177.9 million of unrecognized compensation cost related to unvested options, restricted stock awards, restricted stock units and performance based restricted stock units which is expected to be recognized over the remaining weighted average vesting period of 2.5 years. There were 3,000 stock options granted during the first nine months of 2024 under the 2020 Stock Incentive Plan with a weighted-average grant date fair value of $44.58 per option. There were an aggregate of 501,290 restricted units, net of cancellations, granted during the first nine months of 2024 under the 2020 Stock Incentive Plan, including 63,362 performance based restricted stock units, with a weighted-average grant date fair value of $181.05 per share.

The expense associated with stock-based compensation arrangements is a non-cash charge. In the condensed consolidated statements of cash flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $72.7 million and $65.7 million during the nine-month periods ended September 30, 2024 and 2023, respectively.

(9) Dispositions and acquisitions

Nine-month period ended September 30, 2024:

Acquisitions:

During the first nine months of 2024, there were no acquisitions.

Divestitures:

During the first nine months of 2024, we received $30 million from the sales of assets and businesses.

Nine-month period ended September 30, 2023:

Acquisitions:

During the first nine months of 2023, we spent $4 million on the acquisition of businesses and property.

Divestitures:

During the first nine months of 2023, we received $24 million from the sales of assets and businesses.

(10) Dividends

We declared and paid dividends of $13.3 million, or $.20 per share, during the third quarter of 2024 and $13.8 million, or $.20 per share, during the third quarter of 2023. We declared and paid dividends of $40.3 million, or $.60 per share, during the nine-month period ended September 30, 2024 and $42.2 million, or $.60 per share, during the nine-month period ended September 30, 2023. Included in the amounts above were dividend equivalents applicable to unvested restricted stock units which were accrued during 2024 and 2023 and will be, or were, paid upon vesting of the restricted stock unit.

(11) Income Taxes

Our effective income tax rates were 22.1% and 23.8% during the three-month periods ended September 30, 2024 and 2023, respectively, and 22.0% and 24.2% during the nine-month periods ended September 30, 2024, and 2023, respectively. The decrease in the effective tax rates during the three and nine-month period ended September 30, 2024, as compared to the comparable periods of 2023, was primarily due to favorable changes of $4 million and $16 million, respectively, in the net tax benefit recognized from employee share-based payments, net of the impact of executive compensation limitations pursuant to IRC section 162(m).

As of January 1, 2024, our unrecognized tax benefits were approximately $2 million. The amount, if recognized, that would favorably affect the effective tax rate is approximately $2 million. During the nine months ended September 30, 2024, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of September 30, 2024, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for 2020 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of uncertain tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

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

The following table disaggregates our revenue by major source for the three and nine-month periods ended September 30, 2024 and 2023 (in thousands):

	For the three months ended September 30, 2024
	Acute Care		Behavioral Health		Other	Total
Medicare	$322,466	14%	$81,148	5%		$403,614	10%
Managed Medicare	361,804	16%	107,910	6%		469,714	12%
Medicaid	296,966	13%	262,393	15%		559,359	14%
Managed Medicaid	154,762	7%	422,563	25%		577,325	15%
Managed Care (HMO and PPOs)	725,014	32%	401,004	23%		1,126,018	28%
UK Revenue	0	0%	230,153	13%		230,153	6%
Other patient revenue and adjustments, net	117,679	5%	155,332	9%		273,011	7%
Other non-patient revenue	266,826	12%	54,411	3%	2,596	323,833	8%
Total Net Revenue	$2,245,517	100%	$1,714,914	100%	$2,596	3,963,027	100%

	For the nine months ended September 30, 2024
	Acute Care		Behavioral Health		Other	Total
Medicare	$1,009,630	15%	$234,295	5%		$1,243,925	11%
Managed Medicare	1,104,493	17%	307,388	6%		1,411,881	12%
Medicaid	771,298	12%	804,254	16%		1,575,552	13%
Managed Medicaid	466,881	7%	1,262,108	25%		1,728,989	15%
Managed Care (HMO and PPOs)	2,129,117	32%	1,227,056	24%		3,356,173	29%
UK Revenue	0	0%	650,655	13%		650,655	6%
Other patient revenue and adjustments, net	375,161	6%	449,609	9%		824,770	7%
Other non-patient revenue	747,427	11%	166,925	3%	7,916	922,268	8%
Total Net Revenue	$6,604,007	100%	$5,102,290	100%	$7,916	$11,714,213	100%

	For the three months ended September 30, 2023
	Acute Care		Behavioral Health		Other	Total
Medicare	$298,121	15%	$81,689	5%		$379,810	11%
Managed Medicare	324,486	16%	95,094	6%		419,580	12%
Medicaid	201,148	10%	204,154	13%		405,302	11%
Managed Medicaid	181,051	9%	387,975	25%		569,026	16%
Managed Care (HMO and PPOs)	651,816	32%	383,146	25%		1,034,962	29%
UK Revenue	0	0%	202,994	13%		202,994	6%
Other patient revenue and adjustments, net	108,676	5%	129,492	8%		238,168	7%
Other non-patient revenue	251,990	12%	58,151	4%	2,791	312,932	9%
Total Net Revenue	$2,017,288	100%	$1,542,695	100%	$2,791	$3,562,774	100%

	For the nine months ended September 30, 2023
	Acute Care		Behavioral Health		Other	Total
Medicare	$961,640	16%	$233,930	5%		$1,195,570	11%
Managed Medicare	1,013,493	17%	255,782	6%		1,269,275	12%
Medicaid	445,678	7%	625,956	14%		1,071,634	10%
Managed Medicaid	545,173	9%	1,184,315	26%		1,729,488	16%
Managed Care (HMO and PPOs)	2,009,110	34%	1,160,820	25%		3,169,930	30%
UK Revenue	0	0%	560,897	12%		560,897	5%
Other patient revenue and adjustments, net	303,923	5%	387,327	8%		691,250	7%
Other non-patient revenue	714,882	12%	166,351	4%	9,153	890,386	8%
Total Net Revenue	$5,993,899	100%	$4,575,378	100%	$9,153	$10,578,430	100%

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

Supplemental cash flow information related to leases for the nine-month period ended September 30, 2024 and 2023 are as follows (in thousands):

	Nine months ended September 30,
	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$99,526	$96,922
Operating cash flows from finance leases	$2,756	$2,890
Financing cash flows from finance leases	$3,167	$2,910

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$50,696	$50,940
Finance leases	$8,441	$452

(14) Recent Accounting Standards

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (subtopic 220-40)". ASU 2024-03 requires disclosures, in the notes to financial statements, of specified information about certain costs and expenses. This ASU is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. We are currently evaluating the impact this new standard will have on the related disclosures in the consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of September 30, 2024, we owned and/or operated 361 inpatient facilities and 49 outpatient and other facilities, including the following, located in 39 states, Washington, D.C., the United Kingdom and Puerto Rico:

Acute care facilities located in the U.S.:

•
27 inpatient acute care hospitals;
•
28 free-standing emergency departments, and;
•
10 outpatient centers & 1 surgical hospital.

Behavioral health care facilities (334 inpatient facilities and 10 outpatient facilities):

Located in the U.S.:

•
184 inpatient behavioral health care facilities, and;
•
8 outpatient behavioral health care facilities.

Located in the U.K.:

•
147 inpatient behavioral health care facilities, and;
•
2 outpatient behavioral health care facilities.

Located in Puerto Rico:

•
3 inpatient behavioral health care facilities.

Net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 57% of our consolidated net revenues during each of the three-month periods ended September 30, 2024 and 2023, and 56% and 57% during the nine-month periods ended September 30, 2024 and 2023, respectively. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 43% of our consolidated net revenues during each of the three-month periods ended September 30, 2024 and 2023, and 44% and 43% during nine-month periods ended September 30, 2024 and 2023, respectively.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $230 million and $203 million during the three-month periods ended September 30, 2024 and 2023, respectively, and $651 million and $561 million during the nine-month periods ended September 30, 2024 and 2023, respectively. Total assets at our U.K. behavioral health care facilities were approximately $1.442 billion as of September 30, 2024 and $1.327 billion as of December 31, 2023.

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
•
President Biden signed into law fiscal year 2025 appropriations to federal agencies for continuing projects and activities through December 20, 2024. We cannot predict whether or not there will be future legislation averting a federal government shutdown, however, our operating cash flows and results of operations could be materially unfavorably impacted by a federal government shutdown;
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

•
there have been numerous political and legal efforts to expand, repeal, replace or modify the Legislation, since its enactment, some of which have been successful, in part, in modifying the Legislation, as well as court challenges to the constitutionality of the Legislation. The U.S. Supreme Court held in California v. Texas that the plaintiffs lacked standing to challenge the Legislation’s requirement to obtain minimum essential health insurance coverage, or the individual mandate. The Court dismissed the case without specifically ruling on the constitutionality of the Legislation. As a result, the Legislation will continue to remain law, in its entirety, likely for the foreseeable future. On September 7, 2022, the Legislation faced its most recent challenge when a Texas Federal District Court judge, in the case of Braidwood Management v. Becerra, ruled that a requirement that certain health plans cover services without cost sharing violates the Appointments Clause of the U.S. Constitution and that the coverage of certain HIV prevention medication violates the Religious Freedom Restoration Act. The decision was appealed to the U.S. Court of Appeals for the Fifth Circuit, which on June 21, 2024, affirmed the District Court’s ruling regarding preventive services recommended by United States Preventive Services Task Force being unconstitutional. However, the Fifth Circuit overturned the nationwide injunction imposed by the District Court, preserving access to the majority of preventive services in dispute for now. On September 19, 2024, the U.S. Government filed a Petition for Writ of Certiorari, seeking review by the U.S. Supreme Court. The outcome and impacts of this litigation cannot be predicted. Any future efforts to challenge, replace or replace the Legislation or expand or substantially amend its provision is unknown. See below in Sources of Revenues and Health Care Reform for additional disclosure;
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
•
in June 2024, the U.S. Supreme Court issued its decision in Loper Bright Enters. v. Raimondo and Relentless, Inc. v. Department of Commerce, which modified the regulatory interpretation standard established 40 years ago by Chevron v. National Resources Defense Council. Chevron doctrine generally required courts to defer to federal agencies in their interpretation of federal statutes when a statute was silent or ambiguous with respect to a specific issue. In Loper Bright, the Supreme Court held that courts are no longer required to grant such deference, though they may consider an agency’s statutory interpretation. As it is highly regulated, the health care industry could be significantly impacted by the Loper Bright decision, particularly in the areas of Medicare reimbursement, decision making by the Food & Drug Administration and health care fraud and abuse compliance, where parties may no longer be able to rely on federal agencies’ policies, rules and guidance;
•
possible unfavorable changes in the levels and terms of reimbursement for our charges by third party payers or government based payers, including Medicare or Medicaid in the United States, and government based payers in the United Kingdom;
•
our ability to enter into managed care provider agreements on acceptable terms and the ability of our competitors to do the same;
•
the outcome of known and unknown litigation, government investigations, inquiries, false claims act allegations, and liabilities and other claims asserted against us and other matters, and the effects of adverse publicity relating to such matters, including, but not limited to, the jury verdicts returned against The Pavilion Behavioral Health System (the "Pavilion") and Cumberland Hospital for Children and Adolescents ("Cumberland"), two of our indirect subsidiaries, as disclosed in Note 6 to the Condensed Consolidated Financial Statements - Commitments and Contingencies, Legal Proceedings. We are uncertain as to the ultimate financial exposure related to the Pavilion and Cumberland matters (which relate to occurrences in 2020) and we can make no assurances regarding timing or substance of their outcome, or the amount of damages that may be ultimately held recoverable after post-judgment proceedings and appeals. As of September 30, 2024, without reduction for any potential amounts related to the Pavilion and Cumberland matters, the Company and its subsidiaries have aggregate insurance coverage of approximately $221 million remaining under commercial policies for matters applicable to the 2020 policy year (in excess of the applicable self-insured retention amounts of $10 million per occurrence for professional liability claims and $3 million per occurrence for general liability claims). In the event the resolution of the Pavilion and Cumberland matters exhausts all or a significant portion of the remaining commercial insurance coverage available to the Company and its subsidiaries related to other matters that occurred in 2020, or the Pavilion and Cumberland matters cause the posting of large bonds or other collateral during the appeal processes, our future results of operations and capital resources could be materially adversely impacted;

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
•
as discussed below in Sources of Revenue, we receive revenues from various state and county-based programs, including Medicaid in all the states in which we operate. We receive annual Medicaid revenues of approximately $100 million, or greater, from each of Texas, Nevada, California, Illinois, Pennsylvania, Washington, D.C., Kentucky, Massachusetts, Virginia, Mississippi and Florida,. We also receive Medicaid DSH payments in certain states including, most significantly, Texas. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states;
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

Financial results for the three-month periods ended September 30, 2024 and 2023:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended September 30, 2024 and 2023 (dollar amounts in thousands):

	Three months ended September 30, 2024		Three months ended September 30, 2023
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$3,963,027	100.0%	$3,562,774	100.0%
Operating charges:
Salaries, wages and benefits	1,912,308	48.3%	1,784,870	50.1%
Other operating expenses	1,090,197	27.5%	941,219	26.4%
Supplies expense	390,250	9.8%	378,667	10.6%
Depreciation and amortization	149,567	3.8%	137,195	3.9%
Lease and rental expense	36,540	0.9%	35,466	1.0%
Subtotal-operating expenses	3,578,862	90.3%	3,277,417	92.0%
Income from operations	384,165	9.7%	285,357	8.0%
Interest expense, net	44,660	1.1%	53,378	1.5%
Other (income) expense, net	(2,028)	(0.1)%	11,472	0.3%
Income before income taxes	341,533	8.6%	220,507	6.2%
Provision for income taxes	75,623	1.9%	52,499	1.5%
Net income	265,910	6.7%	168,008	4.7%
Less: Income (loss) attributable to noncontrolling interests	7,196	0.2%	1,019	0.0%
Net income attributable to UHS	$258,714	6.5%	$166,989	4.7%

Net revenues increased by 11.2%, or $400 million, to $3.963 billion during the three-month period ended September 30, 2024, as compared to $3.563 billion during the third quarter of 2023. The net increase was primarily attributable to: (i) a $340 million, or 9.8%, increase in net revenues generated from our acute care hospital services and behavioral health services operated during both periods (which we refer to as “Same Facility”), and; (ii) an other combined net increase of $60 million due to an increase in provider tax assessments (which increased net revenues and other operating expenses but had no impact on income before income taxes).

Income before income taxes (before income attributable to noncontrolling interests) increased by $121 million, or 55%, to $342 million during the three-month period ended September 30, 2024 as compared to $221 million during the third quarter of 2023. The net increase was due to:

•
an increase of $67 million at our acute care facilities, as discussed below in Acute Care Hospital Services;
•
an increase of $57 million at our behavioral health care facilities, as discussed below in Behavioral Health Care Services, and;
•
$3 million of other combined net decreases.

Net income attributable to UHS increased by $92 million, or 55%, to $259 million during the three-month period ended September 30, 2024, as compared to $167 million during the third quarter of 2023. This increase was attributable to:

•
a $121 million increase in income before income taxes, as discussed above;
•
a decrease of $6 million due to an unfavorable change in income/loss attributable to noncontrolling interests, and;
•
a decrease of $23 million resulting from an increase in the provision for income taxes resulting primarily from: (i) the increase in the provision for income taxes resulting from the $115 million increase in pre-tax income, partially offset by; (ii) a $4 million decrease in the provision for income taxes during the third quarter of 2024 from the net tax benefit recorded pursuant to ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), net of the impact of executive compensation limitations pursuant to IRC section 162(m).

Financial results for the nine-month periods ended September 30, 2024 and 2023:

The following table summarizes our results of operations and is used in the discussion below for the nine-month periods ended September 30, 2024 and 2023 (dollar amounts in thousands):

	Nine months ended September 30, 2024		Nine months ended September 30, 2023
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$11,714,213	100.0%	$10,578,430	100.0%
Operating charges:
Salaries, wages and benefits	5,611,304	47.9%	5,308,476	50.2%
Other operating expenses	3,165,483	27.0%	2,758,484	26.1%
Supplies expense	1,181,886	10.1%	1,138,950	10.8%
Depreciation and amortization	438,050	3.7%	422,560	4.0%
Lease and rental expense	108,165	0.9%	105,775	1.0%
Subtotal-operating expenses	10,504,888	89.7%	9,734,245	92.0%
Income from operations	1,209,325	10.3%	844,185	8.0%
Interest expense, net	146,385	1.2%	153,085	1.4%
Other (income) expense, net	3,315	0.0%	31,797	0.3%
Income before income taxes	1,059,625	9.0%	659,303	6.2%
Provision for income taxes	233,563	2.0%	159,618	1.5%
Net income	826,062	7.1%	499,685	4.7%
Less: Income (loss) attributable to noncontrolling interests	16,362	0.1%	(1,732)	(0.0)%
Net income attributable to UHS	$809,700	6.9%	$501,417	4.7%

Net revenues increased by 10.7%, or $1.136 billion, to $11.714 billion during the nine-month period ended September 30, 2024, as compared to $10.578 billion during the first nine months of 2023. The net increase was primarily attributable to: (i) a $975 million, or 9.4%, increase in net revenues generated from our acute care hospital services and behavioral health services, on a same facility basis, and; (ii) an other combined net increase of $182 million, consisting primarily of a $174 million increase in provider tax assessments (which increased net revenues and other operating expenses but had no impact on income before income taxes), partially offset by a $21 million decrease in net revenues generated at Desert Springs Hospital Medical Center ("Desert Springs") located in Las Vegas, Nevada, which discontinued all inpatient operations during the first quarter of 2023.

Income before income taxes (before income attributable to noncontrolling interests) increased by $400 million, or 61%, to $1.060 billion during the nine-month period ended September 30, 2024 as compared to $659 million during the first nine months of 2023. The net increase was due to:

•
an increase of $220 million at our acute care facilities, as discussed below in Acute Care Hospital Services;
•
an increase of $207 million at our behavioral health care facilities, as discussed below in Behavioral Health Care Services, and;
•
$27 million of other combined net decreases.

Net income attributable to UHS increased by $308 million, or 62%, to $810 million during the nine-month period ended September 30, 2024, as compared to $501 million during the first nine months 2023. This increase was attributable to:

•
a $400 million increase in income before income taxes, as discussed above;
•
a decrease of $18 million due to an unfavorable change in income/loss attributable to noncontrolling interests, and;
•
a decrease of $74 million resulting from an increase in the provision for income taxes resulting primarily from: (i) the increase in the provision for income taxes resulting from the $382 million increase in pre-tax income, partially offset by; (ii) a $18 million decrease in the provision for income taxes during the first nine months of 2024, as compared to the comparable period of 2023, from the net tax benefit recorded pursuant to ASU 2016-09, net of the impact of executive compensation limitations pursuant to IRC section 162(m).

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

As a result of unfavorable trends experienced during the past several years, included in our results of operations were increases to our reserves for self-insured professional and general liability claims amounting to approximately $30 million and $44 million during the three and nine-month periods ended September 30, 2024, respectively. Approximately $23 million and $33 million of the increase is included in our same facility basis acute care hospital services' results during the three and nine-month periods ended September 30, 2024, respectively, and approximately $7 million and $11 million is included in our same facility basis behavioral health services' results during the three and nine-month periods ended September 30, 2024, respectively.

Our results of operations for the comparable periods of 2023 included increases to our reserves for self-insured professional and general liability claims amounting to approximately $5 million and $25 million during the three and nine-month periods ended September 30, 2023, respectively. Approximately $4 million and $18 million of the increase is included in our same facility basis acute care hospital services' results during the three and nine-month periods ended September 30, 2023, respectively, and approximately $1 million and $7 million is included in our same facility basis behavioral health services' results during the three and nine-month periods ended September 30, 2023, respectively.

Acute Care Hospital Services

The following table sets forth certain operating statistics for our acute care hospital services for the three and nine-month periods ended September 30, 2024 and 2023.

	Same Facility Basis		All		Same Facility Basis		All
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Average licensed beds	6,657	6,667	6,657	6,667	6,657	6,634	6,657	6,697
Average available beds	6,485	6,495	6,485	6,495	6,485	6,462	6,485	6,525
Patient days	393,521	384,348	393,521	384,348	1,199,271	1,166,693	1,199,271	1,172,957
Average daily census	4,277.4	4,177.7	4,277.4	4,177.7	4,376.9	4,273.6	4,376.9	4,296.5
Occupancy-licensed beds	64.3%	62.7%	64.3%	62.7%	65.7%	64.4%	65.7%	64.2%
Occupancy-available beds	66.0%	64.3%	66.0%	64.3%	67.5%	66.1%	67.5%	65.8%
Admissions	81,731	80,074	81,731	80,074	247,170	238,237	247,170	239,300
Length of stay	4.8	4.8	4.8	4.8	4.9	4.9	4.9	4.9

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

The following table summarizes the results of operations for our acute care facilities on a Same Facility basis and is used in the discussion below for the three and nine-month periods ended September 30, 2024 and 2023 (dollar amounts in thousands):

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$2,147,732	100.0%	$1,965,985	100.0%	$6,355,078	100.0%	$5,858,015	100.0%
Operating charges:
Salaries, wages and benefits	893,436	41.6%	854,284	43.5%	2,609,544	41.1%	2,517,163	43.0%
Other operating expenses	598,840	27.9%	543,584	27.6%	1,754,999	27.6%	1,604,084	27.4%
Supplies expense	332,799	15.5%	323,580	16.5%	1,011,602	15.9%	976,712	16.7%
Depreciation and amortization	93,752	4.4%	86,437	4.4%	278,062	4.4%	273,646	4.7%
Lease and rental expense	24,202	1.1%	24,443	1.2%	72,308	1.1%	72,459	1.2%
Subtotal-operating expenses	1,943,029	90.5%	1,832,328	93.2%	5,726,515	90.1%	5,444,064	92.9%
Income from operations	204,703	9.5%	133,657	6.8%	628,563	9.9%	413,951	7.1%
Interest expense, net	1,077	0.1%	(778)	(0.0)%	3,363	0.1%	(1,858)	(0.0)%
Other (income) expense, net	(590)	(0.0)%	(490)	(0.0)%	(1,348)	(0.0)%	5,723	0.1%
Income before income taxes	$204,216	9.5%	$134,925	6.9%	$626,548	9.9%	$410,086	7.0%
Three-month periods ended September 30, 2024 and 2023:

During the three-month period ended September 30, 2024, as compared to the comparable prior year quarter, net revenues from our acute care hospital services, on a Same Facility basis, increased by $182 million or 9.2%. Income before income taxes (and before income attributable to noncontrolling interests) increased by $69 million, or 51%, amounting to $204 million, or 9.5% of net revenues during the third quarter of 2024, as compared to $135 million, or 6.9% of net revenues during the third quarter of 2023. Included in our Same Facility basis' net revenues and income before income taxes, during the third quarter of 2024, was approximately $40 million of net reimbursements (net of related provider taxes) recorded in connection with the Nevada state directed payment program which was approved by the Centers for Medicare and Medicaid Services in December, 2023. Please see additional disclosure below in Sources of Revenue-Nevada State Directed Payment Program ("SDP").

During the three-month period ended September 30, 2024, net revenue per adjusted admission increased by 7.0% while net revenue per adjusted patient day increased 6.5%, as compared to the comparable quarter of 2023. During the three-month period ended September 30, 2024, as compared to the comparable prior year quarter, inpatient admissions to our acute care hospitals increased by 2.1% while adjusted admissions (adjusted for outpatient activity) increased by 1.5%. Patient days at these facilities increased by 2.4% and adjusted patient days increased by 2.0% during the three-month period ended September 30, 2024, as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.8 days during each of the three-month periods ended September 30, 2024 and 2023. The occupancy rate, based on the average available beds at these facilities, was 66% and 64% during the three-month periods ended September 30, 2024 and 2023, respectively.

On a Same Facility basis, during the three-month period ended September 30, 2024, as compared to the comparable quarter of 2023, salaries, wages and benefits expense increased by $39 million, or 4.6%. Although our acute care facilities experienced an increase in patient volumes during the third quarter of 2024, as compared to the comparable quarter of 2023, the related incremental staffing cost increase was partially offset by the following: (i) a reduction in premium pay (overtime paid to employees and external temporary resources' expense) which decreased by approximately $8 million, or 12%, during the third quarter of 2024, as compared to the comparable quarter of 2023, and; (ii) a restructuring, that occurred in early 2024, at certain of our acute care hospitals that reduced the number of employees in positions that were not directly related to the delivery of patient care. As a percentage of net revenues, salaries, wages and benefits expense decreased to 41.6% during the third quarter of 2024 as compared to 43.5% during the third quarter of 2023.

Other operating expenses increased by $55 million, or 10.2%, during the third quarter of 2024, as compared to the comparable quarter of 2023. Operating expenses incurred by our commercial health insurer, consisting primarily of medical costs, increased by $19 million during the third quarter of 2024, as compared to the comparable quarter of 2023. In addition, as discussed above in Results of Operations-Adjustments to self-insured professional and general liability reserves, included in the other operating expenses of our acute care hospital services during the third quarter of 2024, as compared to the comparable quarter of 2023, was a $19 million increase in the adjustments made to our self-insured professional and general liability reserves. Excluding these expense items from each period, other operating expenses increased by $17 million, or 4.0%. As a percentage of net revenues, other operating expenses increased to 27.9% during the third quarter of 2024, as compared to 27.6% during the comparable quarter of 2023.

Supplies expense increased by $9 million, or 2.8%, during the third quarter of 2024, as compared to the third quarter of 2023. As a percentage of net revenues, supplies expense decreased to 15.5% during the three-month period ended September 30, 2024, as compared to 16.5% during the third quarter of 2023.

Nine-month periods ended September 30, 2024 and 2023:

During the nine-month period ended September 30, 2024, as compared to the comparable prior year period, net revenues from our acute care hospital services, on a Same Facility basis, increased by $497 million or 8.5%. Income before income taxes (and before income attributable to noncontrolling interests) increased by $216 million, or 53%, amounting to $627 million, or 9.9% of net revenues during the first nine months of 2024, as compared to $410 million, or 7.0% of net revenues during the comparable period of 2023. Included in our Same Facility basis' net revenues and income before income taxes, during the first nine months of 2024, was approximately $117 million of net reimbursements (net of related provider taxes) recorded in connection with the Nevada state directed payment program which was approved by the Centers for Medicare and Medicaid Services in December, 2023. Please see additional disclosure below in Sources of Revenue-Nevada State Directed Payment Program ("SDP").

During the nine-month period ended September 30, 2024, net revenue per adjusted admission increased by 5.0% while net revenue per adjusted patient day increased by 5.8%, as compared to the comparable period of 2023. During the nine-month period ended September 30, 2024, as compared to the comparable prior year period, inpatient admissions to our acute care hospitals increased by 3.7% while adjusted admissions increased by 3.1%. Patient days and adjusted patient days at these facilities increased by 2.8% and 2.3%, respectively, during the nine-month period ended September 30, 2024, as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 4.9 days during each of the nine-month periods ended September 30, 2024 and 2023. The occupancy rate, based on the average available beds at these facilities, was 68% and 66% during the nine-month periods ended September 30, 2024 and 2023, respectively.

On a Same Facility basis during the nine-month period ended September 30, 2024, as compared to the comparable period of 2023, salaries, wages and benefits expense increased by $92 million, or 3.7%. Although our acute care facilities experienced an increase in patient volumes during the first nine months of 2024, as compared to the comparable period of 2023, the related incremental staffing cost increase was offset by the following: (i) a reduction in premium pay (overtime paid to employees and external temporary resources' expense) which decreased by approximately $40 million during the first nine months of 2024, as compared to the comparable period of 2023, and; (ii) a restructuring, that occurred in early 2024, at certain of our acute care hospitals that reduced the number of employees in positions that were not directly related to the delivery of patient care. As a percentage of net revenues, salaries, wages and benefits expense decreased to 41.1% during the first nine months of 2024 as compared to 43.0% during the comparable period of 2023.

Other operating expenses increased by $151 million, or 9.4%, during the first nine months of 2024, as compared to the comparable period of 2023. Operating expenses incurred by our commercial health insurer, consisting primarily of medical costs, increased by $34 million during the first nine months of 2024, as compared to the comparable period of 2023. In addition, as discussed above in Results of Operations-Adjustments to self-insured professional and general liability reserves, included in the other operating expenses of our acute care hospital services during the first nine months of 2024, as compared to the comparable period of 2023, was a $15 million increase in the adjustments made to our self-insured professional and general liability reserves. Excluding these expense items from each period, other operating expenses increased by $101 million, or 8.1%. Contributing to the increase during the first nine months of 2024, as compared to the comparable period of 2023, was a $37 million, or 8.6%, increase in physician-related expenses, as well as the expenses incurred in connection with the increase in patient volumes. As a percentage of net revenues, other operating expenses increased to 27.6% during the first nine months of 2024, as compared to 27.4% during the comparable period of 2023.

Supplies expense increased by $35 million, or 3.6%, during the first nine months of 2024, as compared to the comparable period of 2023. As a percentage of net revenues, supplies expense decreased to 15.9% during the nine-month period ended September 30, 2024, as compared to 16.7% during the comparable period of 2023.

All Acute Care Hospital Services

The following table summarizes the results of operations for all our acute care operations during the three and nine-month periods ended September 30, 2024 and 2023. These amounts include: (i) our acute care results on a Same Facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including, if applicable, the results of recently acquired/opened facilities and businesses as well as the operating results for Desert Springs which discontinued all inpatient operations during the first quarter of 2023. Dollar amounts below are reflected in thousands.

	Three months ended September 30, 2024		Three months ended September 30, 2023		Nine months ended September 30, 2024		Nine months ended September 30, 2023
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$2,245,517	100.0%	$2,017,288	100.0%	$6,604,007	100.0%	$5,993,899	100.0%
Operating charges:
Salaries, wages and benefits	894,551	39.8%	854,587	42.4%	2,612,118	39.6%	2,534,878	42.3%
Other operating expenses	699,316	31.1%	596,834	29.6%	2,009,231	30.4%	1,731,750	28.9%
Supplies expense	332,772	14.8%	323,475	16.0%	1,011,460	15.3%	979,185	16.3%
Depreciation and amortization	94,522	4.2%	86,535	4.3%	279,048	4.2%	274,165	4.6%
Lease and rental expense	24,490	1.1%	24,440	1.2%	72,638	1.1%	72,629	1.2%
Subtotal-operating expenses	2,045,651	91.1%	1,885,871	93.5%	5,984,495	90.6%	5,592,607	93.3%
Income from operations	199,866	8.9%	131,417	6.5%	619,512	9.4%	401,292	6.7%
Interest expense, net	1,077	0.0%	(778)	(0.0)%	3,363	0.1%	(1,858)	(0.0)%
Other (income) expense, net	(527)	(0.0)%	(211)	(0.0)%	(354)	(0.0)%	6,921	0.1%
Income before income taxes	$199,316	8.9%	$132,406	6.6%	$616,503	9.3%	$396,229	6.6%

Three-month periods ended September 30, 2024 and 2023:

During the three-month period ended September 30, 2024, as compared to the comparable prior year quarter, net revenues from our acute care hospital services increased by $228 million, or 11.3%, due to: (i) the $181 million, or 9.2% increase in Same Facility revenues, as discussed above, and; (ii) a $47 million increase in provider tax assessments (which had no impact on income before income taxes since the amounts offset between net revenues and other operating expenses).

Income before income taxes increased by $67 million, or 51%, to $199 million, or 8.9% of net revenues during the third quarter of 2024, as compared to $132 million, or 6.6% of net revenues during the comparable quarter of 2023. The increase in income before income taxes from our acute care hospital services resulted primarily from the $69 million Same Facility basis's increase in income before income taxes from our acute care hospital services, as discussed above.

During the three-month period ended September 30, 2024, as compared to the comparable quarter of 2023, salaries, wages and benefits expense increased by $40 million, or 4.7%. The increase was due to the above-mentioned $39 million increase related to our acute care hospital services, on a Same Facility basis.

Other operating expenses increased by $102 million, or 17.2%, during the third quarter of 2024, as compared to the comparable quarter of 2023. The increase was due to the $55 million above-mentioned increase related to our acute care hospital services, on a Same Facility basis, and the $47 million above-mentioned increase in provider tax assessments.

Supplies expense increased by $9 million, or 2.9%, during the third quarter of 2024, as compared to the comparable quarter of 2023. The increase was due to the above-mentioned $9 million increase related to our acute care hospital services, on a Same Facility basis.

Nine-month periods ended September 30, 2024 and 2023:

During the nine-month period ended September 30, 2024, as compared to the comparable prior year period, net revenues from our acute care hospital services increased by $610 million, or 10.2%, due to: (i) the $497 million, or 8.5% increase in Same Facility revenues, as discussed above; (ii) a $135 million increase in provider tax assessments (which had no impact on income before income taxes since the amounts offset between net revenues and other operating expenses), and; (iii) $22 million of other combined net decreases consisting primarily of decreased revenues at Desert Springs.

Income before income taxes increased by $220 million, or 56%, to $617 million, or 9.3% of net revenues during the first nine months of 2024, as compared to $396 million, or 6.6% of net revenues during the first nine months of 2023. The $220 million increase in income before income taxes from our acute care hospital services resulted primarily from the $216 million Same Facility basis's increase in income before income taxes from our acute care hospital services, as discussed above, and $4 million of other combined favorable changes consisting primarily of a favorable change in the pre-tax income/loss related to Desert Springs.

During the nine-month period ended September 30, 2024, as compared to the comparable period of 2023, salaries, wages and benefits expense increased by $77 million, or 3.0%. The increase was due primarily to the above-mentioned $92 million increase related to our acute care hospital services, on a Same Facility basis, offset by the decreased salaries, wages and benefits expense incurred at Desert Springs.

Other operating expenses increased by $277 million, or 16.0%, during the first nine months of 2024, as compared to the comparable period of 2023. The increase was due primarily to the $151 million above-mentioned increase related to our acute care hospital services, on a Same Facility basis, the $135 million above-mentioned increase in provider tax assessments, partially offset by decreased operating expenses incurred at Desert Springs.

Supplies expense increased by $32 million, or 3.3%, during the first nine months of 2024, as compared to the comparable period of 2023. The increase was due primarily to the above-mentioned $35 million increase related to our acute care hospital services, on a Same Facility basis, partially offset by decreased supplies expense incurred at Desert Springs.

Please see above in Results of Operations - Clinical Staffing, Physician Related Expenses and Effects of Inflation for additional disclosure regarding the factors impacting our operating costs.

Charity Care and Uninsured Discounts:

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three and nine-month periods ended September 30, 2024 and 2023:

Uncompensated care:

Amounts in millions	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2024	%	2023	%	2024	%	2023	%
Charity care	$227	24%	$228	34%	$644	25%	$571	31%
Uninsured discounts	705	76%	445	66%	1,925	75%	1,289	69%
Total uncompensated care	$932	100%	$673	100%	$2,569	100%	$1,860	100%

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Amounts in millions	2024	2023	2024	2023
Estimated cost of providing charity care	$25	$23	$62	$57
Estimated cost of providing uninsured discounts	75	44	184	126
Estimated cost of providing uncompensated care	$100	$67	$246	$183

Behavioral Health Care Services

The following table sets forth certain operating statistics for our behavioral health care services for the three and nine-month periods ended September 30, 2024 and 2023.

	Same Facility Basis		All		Same Facility Basis		All
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Average licensed beds	24,277	24,012	24,446	24,194	24,189	24,060	24,413	24,203
Average available beds	24,177	23,912	24,346	24,094	24,089	23,960	24,313	24,103
Patient days	1,618,344	1,586,108	1,630,369	1,600,740	4,819,550	4,726,531	4,858,431	4,761,887
Average daily census	17,590.7	17,240.3	17,721.4	17,399.3	17,589.6	17,313.3	17,731.5	17,442.8
Occupancy-licensed beds	72.5%	71.8%	72.5%	71.9%	72.7%	72.0%	72.6%	72.1%
Occupancy-available beds	72.8%	72.1%	72.8%	72.2%	73.0%	72.3%	72.9%	72.4%
Admissions	120,515	117,635	121,421	118,487	358,114	356,028	361,149	358,703
Length of stay	13.4	13.5	13.4	13.5	13.5	13.3	13.5	13.3

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

The following table summarizes the results of operations for our behavioral health care facilities, on a Same Facility basis, and is used in the discussions below for the three and nine-month periods ended September 30, 2024 and 2023 (dollar amounts in thousands):

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,672,453	100.0%	$1,514,017	100.0%	$4,972,612	100.0%	$4,494,791	100.0%
Operating charges:
Salaries, wages and benefits	916,435	54.8%	842,683	55.7%	2,679,938	53.9%	2,494,850	55.5%
Other operating expenses	313,402	18.7%	294,788	19.5%	934,107	18.8%	869,771	19.4%
Supplies expense	57,723	3.5%	55,112	3.6%	171,594	3.5%	161,371	3.6%
Depreciation and amortization	52,075	3.1%	47,472	3.1%	149,094	3.0%	139,358	3.1%
Lease and rental expense	11,806	0.7%	10,883	0.7%	34,908	0.7%	32,684	0.7%
Subtotal-operating expenses	1,351,441	80.8%	1,250,938	82.6%	3,969,641	79.8%	3,698,034	82.3%
Income from operations	321,012	19.2%	263,079	17.4%	1,002,971	20.2%	796,757	17.7%
Interest expense, net	1,041	0.1%	1,252	0.1%	3,076	0.1%	3,455	0.1%
Other (income) expense, net	(794)	(0.0)%	(985)	(0.1)%	(2,341)	(0.0)%	(2,294)	(0.1)%
Income before income taxes	$320,765	19.2%	$262,812	17.4%	$1,002,236	20.2%	$795,596	17.7%

Three-month periods ended September 30, 2024 and 2023:

During the three-month period ended September 30, 2024, as compared to the comparable prior year quarter, net revenues from our behavioral health services, on a Same Facility basis, increased by $158 million or 10.5%. Income before income taxes increased by $58 million, or 22%, amounting to $321 million or 19.2% of net revenues during the third quarter of 2024, as compared to $263 million or 17.4% of net revenues during the third quarter of 2023.

During the three-month period ended September 30, 2024, net revenue per adjusted admission increased by 8.0% while net revenue per adjusted patient day increased by 8.5%, as compared to the comparable quarter of 2023. During the three-month period ended September 30, 2024, as compared to the comparable prior year quarter, inpatient admissions and adjusted admissions to our behavioral health care hospitals increased by 2.4% and 2.2%, respectively. Patient days at these facilities increased by 2.0% and adjusted patient days increased by 1.8% during the three-month period ended September 30, 2024, as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 13.4 days and 13.5 days during the three-month periods ended September 30, 2024 and 2023, respectively. The occupancy rate, based on the average available beds at these facilities, was 73% and 72% during the three-month periods ended September 30, 2024 and 2023, respectively.

On a Same Facility basis during the three-month period ended September 30, 2024, as compared to the comparable quarter of 2023, salaries, wages and benefits expense increased by $74 million or 8.8%. The increase during the third quarter of 2024, as compared to the comparable quarter of 2023, was due to a 4.0% increase in salaries, wages and benefits expense per average full time equivalent employee, as well as a 4.5% increase in the average number of full-time equivalent employees. The increased staffing was due, in part, to increased patient volumes. As a percentage of net revenues during each quarter, salaries, wages and benefits expense decreased to 54.8% during the third quarter of 2024 as compared to 55.7% during the third quarter of 2023.

Other operating expenses increased by $19 million, or 6.3%, during the third quarter of 2024, as compared to the comparable quarter of 2023. The increase during the third quarter of 2024, as compared to the comparable quarter of 2023, was due, in part, to increased patient volumes, and, as discussed above in Results of Operations-Adjustments to self-insured professional and general liability reserves, a $6 million increase in the adjustments made to our self-insured professional and general liability reserves. As a percentage of net revenues during each quarter, other operating expenses decreased to 18.7% during the third quarter of 2024 as compared to 19.5% during the third quarter of 2023.

Supplies expense increased by $3 million, or 4.7%, during the third quarter of 2024, as compared to the comparable quarter of 2023. As a percentage of net revenues during each quarter, supplies expense decreased to 3.5% during the third quarter of 2024, as compared to 3.6% during the comparable quarter of 2023.

Nine-month periods ended September 30, 2024 and 2023:

During the nine-month period ended September 30, 2024, as compared to the comparable prior year period, net revenues from our behavioral health services, on a Same Facility basis, increased by $478 million or 10.6%. Income before income taxes increased by $207 million, or 26%, amounting to $1.002 billion or 20.2% of net revenues during the first nine months of 2024, as compared to $796 million or 17.7% of net revenues during the comparable period of 2023.

During the nine-month period ended September 30, 2024, net revenue per adjusted admission increased by 10.1% while net revenue per adjusted patient day increased by 8.7%, as compared to the comparable period of 2023. During the nine-month period ended September 30, 2024, as compared to the comparable prior year period, inpatient admissions and adjusted admissions to our behavioral health care hospitals increased by 0.6% and 0.3%, respectively. Patient days at these facilities increased by 2.0% and adjusted patient days increased by 1.7% during the nine-month period ended September 30, 2024, as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 13.5 days and 13.3 days during the nine-month periods ended September 30, 2024 and 2023, respectively. The occupancy rate, based on the average available beds at these facilities, was 73% and 72% during the nine-month periods ended September 30, 2024 and 2023, respectively.

On a Same Facility basis during the nine-month period ended September 30, 2024, as compared to the comparable period of 2023, salaries, wages and benefits expense increased by $185 million or 7.4%. The increase during the first nine months of 2024, as compared to the comparable period of 2023, was due to a 3.3% increase in salaries, wages and benefits expense per average full time equivalent employee, as well as a 4.0% increase in the average number of full-time equivalent employees. The increased staffing was due, in part, to increased patient volumes. As a percentage of net revenues, salaries, wages and benefits expense decreased to 53.9% during the first nine months of 2024 as compared to 55.5% during the first nine months of 2023.

Other operating expenses increased by $64 million, or 7.4%, during the first nine months of 2024, as compared to the comparable period of 2023. The increase during the first nine months of 2024, as compared to the comparable period of 2023, was due, in part, to increased patient volumes. As a percentage of net revenues during each period, other operating expenses decreased to 18.8% during the first nine months of 2024 as compared to 19.4% during the first nine months of 2023.

Supplies expense increased $10 million, or 6.3%, during the first nine months of 2024, as compared to the comparable period of 2023. As a percentage of net revenues during each period, supplies expense decreased to 3.5% during the first nine months of 2024, as compared to 3.6% during the comparable period of 2023.

All Behavioral Health Care Services

The following table summarizes the results of operations for all our behavioral health care services during the three and nine-month periods ended September 30, 2024 and 2023. These amounts include: (i) our behavioral health care results on a Same Facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including the results of facilities acquired or opened during the past year. Dollar amounts below are reflected in thousands.

	Three months ended September 30, 2024		Three months ended September 30, 2023		Nine months ended September 30, 2024		Nine months ended September 30, 2023
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,714,914	100.0%	$1,542,695	100.0%	$5,102,290	100.0%	$4,575,378	100.0%
Operating charges:
Salaries, wages and benefits	919,301	53.6%	844,244	54.7%	2,690,118	52.7%	2,498,338	54.6%
Other operating expenses	354,331	20.7%	322,208	20.9%	1,054,007	20.7%	949,958	20.8%
Supplies expense	57,830	3.4%	55,272	3.6%	172,031	3.4%	161,597	3.5%
Depreciation and amortization	52,452	3.1%	47,720	3.1%	150,949	3.0%	140,117	3.1%
Lease and rental expense	11,956	0.7%	10,911	0.7%	35,235	0.7%	32,834	0.7%
Subtotal-operating expenses	1,395,870	81.4%	1,280,355	83.0%	4,102,340	80.4%	3,782,844	82.7%
Income from operations	319,044	18.6%	262,340	17.0%	999,950	19.6%	792,534	17.3%
Interest expense, net	1,041	0.1%	1,252	0.1%	3,076	0.1%	3,456	0.1%
Other (income) expense, net	(861)	(0.1)%	(1,080)	(0.1)%	(2,408)	(0.0)%	(3,139)	(0.1)%
Income before income taxes	$318,864	18.6%	$262,168	17.0%	$999,282	19.6%	$792,217	17.3%

Three-month periods ended September 30, 2024 and 2023:

During the three-month period ended September 30, 2024, as compared to the comparable prior year quarter, net revenues generated from our behavioral health services increased by $172 million, or 11.2%. The increase was primarily attributable to the above-mentioned $158 million, or 10.5%, increase in net revenues at our behavioral health facilities, on a Same Facility basis, as well as a

$13 million increase in provider tax assessments (which had no impact on income before income taxes since the amounts offset between net revenues and other operating expenses).

Income before income taxes increased by $57 million, or 22%, to $319 million or 18.6% of net revenues during the third quarter of 2024, as compared to $262 million or 17.0% of net revenues during the third quarter of 2023. The increase in income before income taxes at our behavioral health facilities during the third quarter of 2024, as compared to the comparable quarter of 2023, was primarily attributable to the $58 million, or 22% increase in income before income taxes generated at our behavioral health facilities, on a Same Facility basis, as discussed above.

During the three-month period ended September 30, 2024, as compared to the comparable quarter of 2023, salaries, wages and benefits expense increased by $75 million or 8.9%. The increase was due primarily to the above-mentioned $74 million increase related to our behavioral health facilities, on a Same Facility basis.

Other operating expenses increased by $32 million, or 10.0%, during the third quarter of 2024, as compared to the comparable quarter of 2023. The increase was due primarily to the above-mentioned $19 million increase related to our behavioral health facilities, on a Same Facility basis, as well as a $13 million increase in provider tax assessments.

Supplies expense increased by $3 million, or 4.6%, during the third quarter of 2024, as compared to the comparable quarter of 2023. As a percentage of net revenues, supplies expense decreased to 3.4% during the third quarter of 2024, as compared to 3.6% during the comparable quarter of 2023.

Nine-month periods ended September 30, 2024 and 2023:

During the nine-month period ended September 30, 2024, as compared to the comparable prior year period, net revenues generated from our behavioral health services increased by $527 million, or 11.5%. The increase was primarily attributable to the above-mentioned $478 million, or 10.6%, increase in net revenues at our behavioral health facilities, on a Same Facility basis, as well as a $40 million increase in provider tax assessments (which had no impact on income before income taxes since the amounts offset between net revenues and other operating expenses).

Income before income taxes increased by $207 million, or 26%, to $999 million or 19.6% of net revenues during the first nine months of 2024, as compared to $792 million or 17.3% of net revenues during the first nine months of 2023. The increase in income before income taxes at our behavioral health facilities during the first nine months of 2024, as compared to the comparable period of 2023, was due to the $207 million, or 26% increase in income before income taxes generated at our behavioral health facilities, on a Same Facility basis, as discussed above.

During the nine-month period ended September 30, 2024, as compared to the comparable period of 2023, salaries, wages and benefits expense increased by $192 million or 7.7%. The increase was due primarily to the above-mentioned $185 million increase related to our behavioral health facilities, on a Same Facility basis.

Other operating expenses increased by $104 million, or 11.0%, during the first nine months of 2024, as compared to the comparable period of 2023. The increase was due primarily to the above-mentioned $64 million increase related to our behavioral health facilities, on a Same Facility basis, as well as a $40 million increase in provider tax assessments.

Supplies expense increased by $10 million, or 6.5%, during the first nine months of 2024, as compared to the comparable period of the 2023. As a percentage of net revenues, supplies expense decreased to 3.4% during the first nine months of 2024, as compared to 3.5% during the comparable period of 2023.

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

On December 14, 2018, a Texas Federal District Court deemed the Legislation to be unconstitutional in its entirety. The Court concluded that the Individual Mandate is no longer permissible under Congress’s taxing power as a result of the Tax Cut and Jobs Act of 2017 reducing the individual mandate’s tax to $0 (i.e., it no longer produces revenue, which is an essential feature of a tax), rendering the Legislation unconstitutional. The Court also held that because the individual mandate is “essential” to the Legislation and is inseverable from the rest of the law, the entire Legislation is unconstitutional. That ruling was ultimately appealed to the United States Supreme Court, which decided in California v. Texas that the plaintiffs in the matter lacked standing to bring their constitutionality claims. The Court did not reach the plaintiffs’ merits arguments, which specifically challenged the constitutionality of the Legislation’s individual mandate and the entirety of the Legislation itself. As a result, the Legislation will continue to be law, and Health and Human Services ("HHS") and its respective agencies will continue to enforce regulations implementing the law. However, on September 7, 2022, the Legislation faced its most recent challenge when a Texas Federal District Court judge, in the case of Braidwood Management v. Becerra, ruled that a requirement that certain health plans cover services without cost sharing violates the Appointments Clause of the U.S. Constitution and that the coverage of certain HIV prevention medication violates the Religious Freedom Restoration Act. The decision was appealed to the U.S. Court of Appeals for the Fifth Circuit, which on June 21, 2024 affirmed the District Court’s ruling regarding preventive services recommended by United States Preventive Services Task Force being unconstitutional. However, the Fifth Circuit overturned the nationwide injunction imposed by the District Court, preserving access to the majority of preventive services in dispute for now. On September 19, 2024, the U.S. Government filed a Petition for Writ of Certiorari, seeking review by the U.S. Supreme Court. The outcome and impacts of this litigation cannot be predicted.

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

In November, 2024, CMS issued its OPPS final rule for 2025. The hospital market basket increase is 3.4% and the productivity adjustment reduction is 0.5% for a net market basket increase of 2.9%. When other statutorily required adjustments and hospital patient service mix are considered, including a 14.2% increase to the partial hospitalization rate, we estimate that our overall Medicare OPPS update for 2025 will aggregate to a net increase of 3.6%.

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

In November, 2022, CMS issued its OPPS final rule for 2023. The hospital market basket increase is 4.1% and the productivity adjustment reduction is -0.3% for a net market basket increase of 3.8%. The final rule provides that in light of the Supreme Court decision in American Hospital Association v. Becerra, CMS is applying the default rate, generally average sales price plus 6%, to 340B acquired drugs and biologicals for 2023. During the 2018-2022 time period, we recorded an aggregate of approximately $45 million to $50 million of Medicare revenues related to the prior 340B payment policy. When other statutorily required adjustments and hospital patient service mix are considered, as well as impact of the aforementioned 340B Program policy change, our overall Medicare OPPS update for 2023 aggregated to a net increase of approximately 0.9% which includes a 0.3% increase to behavioral health division partial hospitalization rates.

On November 2, 2021, CMS issued its OPPS final rule for 2022. The hospital market basket increase is 2.7% and the productivity adjustment reduction is -0.7% for a net market basket increase of 2.0%. When other statutorily required adjustments and hospital patient service mix are considered, our overall Medicare OPPS update for 2022 aggregated to a net increase of approximately 2.4% which includes a 3.0% increase to behavioral health division partial hospitalization rates.

In November, 2019, CMS finalized its Hospital Price Transparency rule that implements certain requirements under the June 24, 2019 Presidential Executive Order related to Improving Price and Quality Transparency in American Healthcare to Put Patients First. Under this final rule, effective January 1, 2021, CMS will require: hospitals to make public: (1) their standard changes (both gross charges and payer-specific negotiated charges) for all items and services online in a machine-readable format, and; (2) standard charge data for a limited set of “shoppable services” the hospital provides in a form and manner that is more consumer friendly. On November 2, 2021, CMS released a final rule increasing the monetary penalty that CMS can impose on hospitals that fail to comply with the price transparency requirements. We believe that our hospitals are in full compliance with the applicable federal regulations. In November, 2023, CMS finalized multiple provisions, effective as of January 1, 2024, focused on increasing hospital price transparency and compliance enforcement including but not limited to: (1) standard charges data would be posted online using a CMS template, instead of using the hospital’s own form/format; (2) all standard charge information would be encoded with a specified set of data elements (e.g., hospital name; license number; payer/plan name; description of service; billing codes, among others); (3) other technical changes related to increasing consumers’ automated accessibility to hospital standard charges, and; (4)

certifications regarding accuracy of standard charge data and related compliance warning notices from CMS and requiring accessibility to health system leadership regarding transparency noncompliance.

In September, 2024, the Departments of Labor, Health and Human Services and the Treasury published final rules that:

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
•
Require additional insurers to comply with the 2008 Mental Health Parity and Addiction Equity Act.

While these rules will likely improve patient access to inpatient and outpatient mental health services, we are unable to estimate the related potential impact on our results of operations.

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

We receive revenues from various state and county-based programs, including Medicaid in all the states in which we operate. We receive annual Medicaid revenues of approximately $100 million, or greater, from each of Texas, Nevada, California, Illinois, Pennsylvania, Washington, D.C., Kentucky, Massachusetts, Virginia, Mississippi and Florida. We also receive Medicaid disproportionate share hospital payments in certain states including, most significantly, Texas. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

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

Summary of Various State Medicaid Supplemental Payment Programs:

The following table summarizes the revenues, taxes imposed by states in the form of a licensing fee, assessment or other mandatory payment ("Provider Taxes") and net benefit related to each of the below-mentioned Medicaid supplemental programs for three and nine-month periods ended September 30, 2024 and 2023. The Provider Taxes are recorded in other operating expenses on the condensed consolidated statements of income as included herein.

	(amounts in millions)
		Three Months Ended		Nine Months Ended
	Projected	September 30,	September 30,	September 30,	September 30,
	Full Year 2024	2024	2023	2024	2023
Texas Supplemental Payment Programs:
Revenues	$352	$124	$87	$243	$175
Provider Taxes	(138)	(47)	(30)	(96)	(62)
Net benefit	$214	$77	$57	$147	$113

Nevada SDP:
Revenues	$272	$70	$0	$203	$0
Provider Taxes	(109)	(28)	0	(82)	0
Net benefit	$163	$42	$0	$121	$0

Various Other State Programs:
Revenues	$811	$177	$121	$568	$376
Provider Taxes	(275)	(63)	(46)	(189)	(129)
Net benefit	$536	$114	$75	$379	$247

Subtotal-Provider Tax Programs:
Revenues	$1,435	$371	$208	$1,014	$551
Provider Taxes	(522)	(138)	(76)	(367)	(191)
Aggregate net benefit from Provider Tax Programs	$913	$233	$132	$647	$360

Texas DSH and Nevada SPA Programs:
Revenues	$53	$18	$18	$41	$60
Provider Taxes	0	0	0	0	0
Net benefit	$53	$18	$18	$41	$60

Total Supplemental Medicaid Programs:
Revenues	$1,488	$389	$226	$1,055	$611
Provider Taxes	(522)	(138)	(76)	(367)	(191)
Aggregate net benefit from all Supplemental Programs	$966	$251	$150	$688	$420

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

CHIRP (including QIF)

On August 1, 2022, CMS approved the Comprehensive Hospital Increase Reimbursement Program ("CHIRP"), with a pool of $5.2 billion, for the rate period effective September 1, 2022 to August 31, 2023. On July 31, 2023, CMS approved the CHIRP program, with a pool of $6.5 billion, for the rate period of September 1, 2023 to August 31, 2024. On September 13, 2024, CMS approved the CHIRP program with a pool of $6.5 billion for the rate period September 1, 2024 to August 31, 2025 (with an amended CMS approval on October 1, 2024).

On January 26, 2024, the Texas Health and Human Services Commission ("THHSC") issued a final rule that will modify the CHIRP payments beginning with the State Fiscal Year (SFY) 2025 rate period to promote the advancement of the quality goals and strategies the program is designed to advance.

The final modifications include:

•
Creation of a new pay-for-performance incentive payment through a third component in CHIRP, the Alternate Participating Hospital Reimbursement for Improving Quality Award ("APHRIQA"). For state fiscal years beginning with SFY 2025, behavioral health hospitals and rural hospitals will not be included in the pay-for-performance program.
•
The funds for payment of the APHRIQA component will be transitioned from the existing uniform rate increase components of the Uniform Hospital Rate Increase Percentage and the Average Commercial Incentive Award and will be paid using a scorecard that directs managed care organizations to pay providers for performance achievements on quality outcome measures. Payments will be distributed under APHRIQA on a semi-annual basis that aligns with the measurement period determined for quality metrics reporting.

CHIRP payment levels could be reduced materially if our hospitals are not able meet the required APHRIQA pay-for-performance metrics.

Certain of our acute care hospitals located in Texas recorded an aggregate of $33 million in Quality Incentive Fund (“QIF”) revenues during 2023. Included in our results of operations in connection with this program was approximately $36 million during the three and nine-month periods ended September 30, 2024 and $25 million during the three-month and nine-month periods ended September 30, 2023. This revenue was earned pursuant to contract terms with various Medicaid managed care plans which requires the annual payout of QIF funds when a managed care service delivery area’s actual claims-based CHIRP payments are less than targeted CHIRP payments for a specific rate year. We estimate that our hospitals will be entitled to approximately $55 million of aggregate QIF revenue during the year ended December 31, 2024.

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

In connection with this program, included in our results of operations was approximately $7 million and $13 million during the three-month periods ended September 30, 2024 and 2023, respectively, and approximately $21 million and $13 million during the nine-month periods ended September 30, 2024 and 2023, respectively. We expect our net reimbursements pursuant to HARP to approximate $42 million during the year ended December 31, 2024.

Nevada State Directed Payment Program ("SDP"):

As previously reported, in February, 2023, the Nevada Division of Health Care Financing and Policy (“DHCFP”) outlined a new provider fee on private hospitals located in Nevada that would effectively capture new Medicaid federal share for certain categories of services eligible for the new payment program. In late December, 2023, CMS approved the Medicaid managed care component of the Nevada SDP program, with an effective date of January 1, 2024. Payments made pursuant to this component of the Nevada SDP program, which requires annual approval by CMS, are subject to reconciliation by DHCFP based on actual Medicaid managed care utilization during 2024. There can be no assurance that the Medicaid managed care component of the Nevada SDP will continue for any period after December 31, 2024, or that it will not be modified.

There was no impact from this program included in our results of operations during the three and nine-month periods ended September 30, 2023. Our results of operations for the three and nine-month periods ended September 30, 2024 included approximately $42 million and $121 million, respectively, recorded in connection with this program.

Including the impact of the Medicaid fee for service upper payment limit component of the Nevada SDP program (estimated net reimbursements of $23 million attributable to our Nevada facilities during the year ended December 31, 2024), which was approved by CMS in November and December of 2023, after consideration of an updated payment model published by the DHCFP for rate year

2025 (July 1, 2024 to June 30, 2025), we estimate that our aggregate net reimbursements pursuant to both components of the Nevada SDP program (net of related provider taxes) will approximate $163 million during the year ended December 31, 2024.

In September, 2024, DHCFP published a technical bulletin (24-001) which announced the provider assessment rates for SFY 2025. Pending CMS approval, the increased assessment rate will be used to fund an increase to the SDP pool size. If approved, the funding increase to the existing Nevada program, with estimated annual net incremental benefit of approximately $56 million, would be effective July 1, 2024.

Various Other State Programs:

We receive substantial reimbursement from multiple states in connection with various supplemental Medicaid payment programs. The states include, but are not limited to, the state programs listed below from which we receive significant reimbursements.

Kentucky Hospital Rate Increase Program (“HRIP”)

In early 2021, CMS approved the Kentucky Medicaid Managed Care Hospital Rate Increase Program. In connection with this program, included in our results of operations was approximately $19 million and $15 million during the three-month periods ended September 30, 2024 and 2023, respectively, and approximately $61 million and $57 million during the nine-month periods ended September 30, 2024 and 2023, respectively. In January, 2024, CMS approved the program for the period of January 1, 2024 through December 31, 2024 at rates comparable to the prior year. We estimate that our net reimbursements pursuant to HRIP will approximate $80 million during the year ended December 31, 2024.

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

California Hospital Fee Program CMS Approval Status:

Hospital Fee Program Component	CMS Methodology Approval	CMS Rate Setting Approval Status
Status
Fee For Service Payment	Approved through December 31, 2024	Approved through December 31, 2024; Paid through March 31, 2024
Managed Care-Pass-Through Payment	Approved through December 31, 2024	Approved through December 31, 2022 and paid through December 31, 2023
Managed Care-Directed Payment	Approved through December 31, 2024	Approved through December 31, 2022 and paid through December 31, 2023

In connection with this program, included in our results of operations was approximately $8 million and $10 million during the three-month period ended September 30, 2024 and 2023, respectively, and approximately $34 million and $33 million during the nine-month periods ended September 30, 2024 and 2023, respectively. We estimate that our net reimbursements pursuant to this program will approximate $47 million during the year ended December 31, 2024.

On April 25, 2024, the Office of Health Care Affordability board approved a five-year statewide health care spending growth target for 2025 through 2029 as follows 3.5%, 3.5%, 3.2%, 3.2% and 3.0%. The FY 2025 target is non-enforceable. We are unable to predict the financial impact from this spending target on our hospitals operating in California.

Mississippi Hospital Access Program

In September, 2023, subject to CMS approval, Mississippi announced a $689 million, two-part Medicaid payment proposal, effective retroactively to July 1, 2023, that would be funded by annual hospital assessments to the state's Medicaid program. These hospital assessments are calculated using a formula provided under state law. The first part of the proposal, known as the Mississippi Hospital Access Program (“MHAP”), would provide direct payments for hospitals that serve patients in the state's Medicaid managed care delivery system. Hospitals would be reimbursed near the average commercial rate, which is the upper limit ("UPL") for Medicaid managed care reimbursements. The second part of the proposal would supplement Medicaid payment rates for hospitals providing inpatient and outpatient services up to Medicaid's regulated UPL. In December, 2023, CMS approved the MHAP program component. The UPL component was approved in April, 2024.

In connection with this program, included in our results of operations was approximately $11 million and $3 million recorded during the three-month periods ended September 30, 2024 and 2023, respectively, and approximately $38 million and $13 million recorded during the nine-month periods ended September 30, 2024 and 2023, respectively. We estimate that our net reimbursements pursuant to these supplemental payment programs will approximate $49 million during the year ended December 31, 2024.

Florida Medicaid Managed Care Directed Payment Program (“DPP”)

The Florida DPP provides for an additional payment for Medicaid managed care contracted services. Although the impact of this program did not have a significant impact on our results of operations during the three and nine-month periods ended September 30, 2024 or 2023, we estimate that our net reimbursements pursuant to this DPP will approximate $43 million during the year ended December 31, 2024 (substantially all of which we anticipate recording during the fourth quarter of 2024). For the year ended December 31, 2023, our results of operations included approximately $43 million recorded in connection with this program (substantially all of which was recorded during the fourth quarter of 2023).

Illinois Medicaid Supplemental Payment Programs

The Illinois Medicaid Supplemental Payment Programs are comprised of three components: (1) Medicaid managed care directed payment program; (2) Medicaid managed care pass-through program, and; (3) Medicaid fee for service supplemental payment program. These programs require various related legislative and regulatory approvals each year.

In connection with this program, included in our results of operations was approximately $9 million and $8 million recorded during the three-month periods ended September 30, 2024 and 2023, respectively, and approximately $28 million and $29 million recorded during the nine-month periods ended September 30, 2024 and 2023, respectively. We estimate that our net reimbursements pursuant to these supplemental payment programs will approximate $38 million during the year ended December 31, 2024.

Indiana Medicaid Managed Care DPP

The Indiana DPP provides for an additional payment for Medicaid managed care contracted services. In connection with this program, included in our results of operations was approximately $8 million recorded during each of the three-month periods ended September 30, 2024 and 2023, and approximately $24 million recorded during each of the nine-month periods ended September 30, 2024 and 2023. We estimate that our net reimbursements pursuant to this program will approximate $32 million during the year ended December 31, 2024.

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

In connection with this program, included in our results of operations was approximately $6 million and $5 million recorded during the three-month periods ended September 30, 2024 and 2023, respectively, and approximately $14 million and $10 million recorded during the nine-month periods ended September 30, 2024 and 2023, respectively. We estimate that our net reimbursements pursuant to these two supplemental payment programs (i.e. SHOPP and DPP) will approximate $20 million during the year ended December 31, 2024.

South Carolina Health Access, Workforce and Quality (“HAWQ”) Program

In September 2023, CMS approved the South Carolina HAWQ Program retroactive to July 1, 2023 and subsequently approved by CMS in July, 2024 for the period of July 1, 2024 to June 30, 2025. This program is Medicaid managed care directed payment program that provides for a rate enhancement to Medicaid managed care encounters. In connection with this program, included in our results of operations was approximately $9 million and $6 million recorded during the three-month periods ended September 30, 2024 and 2023, respectively, and approximately $19 million and $6 million recorded during the nine-month periods ended September 30, 2024 and 2023, respectively. We estimate that our net reimbursements pursuant to these supplemental payment programs will approximate $28 million during the year ended December 31, 2024.

Michigan Directed Payment Program (“DPP”)

In March 2024, CMS approved the Michigan Medicaid DPP retroactive to October 1, 2023 based on average commercial rates. The Michigan DPP provides for an additional payment for Medicaid managed care contracted services. In connection with this program, included in our results of operations was approximately $9 million and $4 million recorded during the three-month periods ended September 30, 2024 and 2023, respectively, and approximately $29 million and $14 million recorded during the nine-month periods ended September 30, 2024 and 2023, respectively. We estimate that our net reimbursements pursuant to this program will approximate $36 million during the year ended December 31, 2024.

Idaho Upper Payment Limit (“UPL”)

In April 2024, the Idaho Department of Health and Welfare (“IDHW”) released its updated Medicaid UPL calculation for SFY 2024 (July 1, 2023 to June 30, 2024) and revised its SFY 2023 (July 1, 2022 to June 30, 2023) UPL calculation. In connection with this program, included in our results of operations was approximately $5 million and $4 million recorded during the three-month periods ended September 30, 2024 and 2023, respectively, and approximately $27 million and $19 million recorded during the nine-month periods ended September 30, 2024 and 2023, respectively. As a result of the state agency UPL recalculation, we estimate that our net reimbursements pursuant to this program will approximate $31 million during the year ended December 31, 2024.

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

Washington Safety Net Assessment Program

On April 2, 2024, CMS approved an expanded state directed payment program in Washington whereby payments will now be based on the average commercial rates. The program was approved retroactively for the period January 1, 2024 to December 31, 2024. In connection with this program, included in our results of operations was approximately $12 million and $1 million recorded during the three-month periods ended September 30, 2024 and 2023, respectively, and approximately $32 million and $2 million recorded during the nine-month periods ended September 30, 2024 and 2023, respectively. We estimate that our net incremental benefit pursuant to this expanded program will approximate $44 million during the year ended December 31, 2024.

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

The Washington, D.C., Medicaid agency submitted the SDP preprint to CMS in July, 2024 for review and approval. Although we cannot predict if this new SDP program will be ultimately approved, or the timing of such approval should it occur, if approved in its current form, we estimate that our aggregate net benefit from this program for the period of October 1, 2024 through September 30, 2025, related to our two existing hospitals in the market, will approximate $85 million.

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

In connection with this program, included in our results of operations was approximately $14 million and $13 million recorded during the three-month periods ended September 30, 2024 and 2023, respectively, and approximately $28 million and $38 million recorded during the nine-month periods ended September 30, 2024 and 2023, respectively. We estimate that our aggregate net reimbursements earned pursuant to the Texas DSH program will approximate $36 million during 2024.

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

In connection with certain previous DSH and UC adverse federal court decisions, including the Children’s Hospital Association of Texas v. Azar, we continue to maintain reserves in the financial statements for cumulative Medicaid DSH and UC reimbursements related to our behavioral health hospitals located in Texas that amounted to $29 million as of September 30, 2024 and $31 million as of December 31, 2023.

Nevada State Plan Amendment ("SPA")

CMS initially approved an SPA in Nevada in August, 2014 and this SPA has been approved for additional state fiscal years, including the 2024 fiscal year covering the period of July 1, 2023 through June 30, 2024. CMS approval for the 2025 fiscal year, which is still pending, is expected to occur.

In connection with this program, included in our results of operations was approximately $4 million and $5 million recorded during the three-month periods ended September 30, 2024 and 2023, respectively, and approximately $13 million and $22 million recorded during the nine-month periods ended September 30, 2024 and 2023, respectively. We estimate that our net reimbursements pursuant to this program will approximate $17 million during 2024.

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
•
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

A 6.2% increase to the Medicaid Federal Matching Assistance Percentage (“FMAP”) was included in the Families First Coronavirus Response Act. The CAA of 2023 provided for the transitional reduction of the 6.2% enhanced FMAP during 2023 to 5.0% during the second quarter, 2.5% during the third quarter and 1.5% during the fourth quarter of 2023. The impact of the enhanced FMAP Medicaid supplemental and DSH payments are reflected in our financial results for the three and nine-month periods ended September 30, 2024 and 2023.

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

Surprise Billing Interim Final Rule: On September 30, 2021, the Department of Labor, and the Department of the Treasury, along with the Office of Personnel Management (“OPM”), released an interim final rule with comment period, entitled “Requirements Related to Surprise Billing; Part II.” This rule is related to Title I (the “No Surprises Act”) of Division BB of the Consolidated Appropriations Act, 2021, and establishes new protections from surprise billing and excessive cost sharing for consumers receiving health care items/services. It implements additional protections against surprise medical bills under the No Surprises Act, including provisions related to the independent dispute resolution ("IDR") process, good faith estimates for uninsured (or self-pay) individuals, the patient-provider dispute resolution process, and expanded rights to external review. On February 28, 2022, a district judge in the Eastern District of Texas invalidated portions of the rule governing aspects of the IDR process. In light of this decision, the government issued a final rule on August 19, 2022 eliminating the rebuttable presumption in favor of the qualifying payment amount (“QPA”) by the IDR entity and providing additional factors the IDR entity should consider when choosing between two competing offers. CMS regulations and guidance implementing the IDR process has been subject to a significant amount of provider-initiated litigation. As a result, portions of those regulations and guidance materials have been vacated by a federal district court, causing CMS to, on several occasions, pause and resume IDR process operations, causing significant delay in the processing of claims. On October 27, 2023, HHS, the Department of Labor, the Department of the Treasury, and OPM issued a proposed rule intended to improve the functioning of the federal IDR process. Additionally, arguments made by the plaintiffs in such litigation have included allegations that CMS’s regulations and guidance materials are favorable to payers. We cannot predict the impact of the proposed rule on our operations at this time.

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

Hospital Acquired Conditions:

The Legislation prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat hospital acquired conditions (“HAC”). Beginning in FFY 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. As part of the FFY 2023 final rule discussed above, and as a result of the on-going COVID-19 pandemic, CMS suppressed all nine measures in the HAC Reduction Program for the FY 2023 program year and eliminate the HAC reduction program’s one percent payment penalty. In FFY 2024, as part of the FFY 2024 IPPS final rule, CMS eliminated the suppression of the applicable HAC measures and as a result reinstated the HAC reduction program.

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

Other Operating Results

Interest Expense:

As reflected on the schedule below, interest expense was $45 million and $53 million during the three-month periods ended September 30, 2024 and 2023, respectively, and $146 million and $153 million during the nine-month periods ended September 30, 2024 and 2023, respectively (amounts in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Revolving credit facility (a.)	$2,729	$6,408	$15,299	$15,746
Tranche A term loan, extinguished (a.)	36,157	40,410	113,934	115,156
Tranche A term loan, 2029 (a.)	1,055	-	1,055	-
$800 million, 2.65% Senior Notes due 2030 (b.)	5,356	5,356	16,069	16,069
$700 million, 1.65% Senior Notes due 2026 (c.)	2,932	2,931	8,794	8,794
$500 million, 2.65% Senior Notes due 2032 (d.)	3,345	3,345	10,035	10,035
$500 million, 4.625% Senior Notes due 2029 (e.)	322	-	322	-
$500 million, 5.050% Senior Notes due 2034 (f.)	353	-	353	-
Subtotal-revolving credit, term loan A and Senior Notes	52,249	58,450	165,861	165,800
Amortization of financing fees	1,255	1,260	3,769	3,777
Other combined interest expense	1,869	253	5,713	1,066
Capitalized interest on major projects	(10,345)	(6,479)	(27,922)	(17,100)
Interest income	(368)	(106)	(1,036)	(458)
Interest expense, net	$44,660	$53,378	$146,385	$153,085
(a.)
On September 26, 2024, we entered into the tenth amendment to our credit agreement dated November 15, 2010, as amended and restated at various times from March, 2011 to June, 2022 (the "Credit Agreement"). The tenth amendment provides for, among other things, the following: (i) an extension of the maturity date to September 26, 2029; (ii) a $100 million increase in the revolving credit facility to $1.3 billion of aggregate borrowing capacity (which as of September 30, 2024, had $1.01 billion of aggregate available borrowing capacity, net of $288 million of borrowings outstanding and $3 million of letters of credit), and; (iii) a $1.0 billion reduction in the outstanding borrowings pursuant to the tranche A term loan facility, to $1.2 billion from $2.2 billion previously, utilizing the proceeds generated from the September, 2024, issuance of the below-mentioned senior notes due in 2029 and 2034.
(b.)
In September, 2020, we completed the offering of $800 million aggregate principal amount of 2.65% Senior Notes due in 2030.
(c.)
In August, 2021, we completed the offering of $700 million aggregate principal amount of 1.65% Senior Notes due in 2026.
(d.)
In August, 2021, we completed the offering of $500 million aggregate principal amount of 2.65% Senior Notes due in 2032.
(e.)
On September 26, 2024, we completed the offering of $500 million aggregate principal amount of 4.625% Senior Notes due in 2029.
(f.)
On September 26, 2024, we completed the offering of $500 million aggregate principal amount of 5.050% Senior Notes due in 2034.

Interest expense decreased by $9 million during the three-month period ended September 30, 2024, as compared to the three-month period ended September 30, 2023. The changes in the various components of interest expense were as follows: (i) a net $6 million decrease in aggregate interest expense on our revolving credit, term loan A and senior notes resulting from a decrease in our aggregate average cost of borrowings pursuant to these facilities (4.7% during the third quarter of 2024 as compared to 4.9% during the comparable quarter of 2023), as well as a decrease in the aggregate average outstanding borrowings pursuant to these facilities ($4.34 billion during the third quarter of 2024 as compared to $4.65 billion during the third quarter of 2023); (ii) a $4 million decrease resulting from an increase in capitalized interest on major projects, and; (iii) a net $1 million increase in other combined interest expense. The average effective interest rates, including amortization of deferred financing costs and original issue discount, on borrowings outstanding under our revolving credit, term loan A and senior notes, which amounted to approximately $4.34 billion and $4.65 billion during the third quarters of 2024 and 2023, respectively, were 4.8% and 5.0% during the three-month periods ended September 30, 2024 and 2023, respectively.

Interest expense decreased by $7 million during the nine-month period ended September 30, 2024, as compared to the nine-month period ended September 30, 2023. The various changes in the components of interest expense were: (i) the aggregate interest expense on our revolving credit, term loan A and senior notes was relatively unchanged due primarily to a slight increase in our aggregate average cost of borrowings pursuant to these facilities (4.83% during the first nine months of 2024 as compared to 4.73% during the comparable period of 2023), offset by a slight decrease in the aggregate average outstanding borrowings pursuant to these facilities ($4.50 billion during the first nine months of 2024 as compared to $4.61 billion during the first nine months of 2023); (ii) an $11 million decrease resulting from an increase in capitalized interest on major projects, partially offset by; (iii) a net $4 million net increase in other combined interest expenses. The average effective interest rates, including amortization of deferred financing costs and original issue discount, on borrowings outstanding under our revolving credit, term loan A and senior notes, which amounted to approximately $4.50 billion and $4.61 billion during the nine-month periods ended September 30, 2024 and 2023, respectively, were 4.96% and 4.85% during the nine-month periods ended September 30, 2024 and 2023, respectively.

Costs Related to Early Extinguishment of Debt:

In connection with the financing transactions completed in September, 2024, our results of operations for the three and nine-month periods ended September 30, 2024, include a pre-tax charge of approximately $6 million incurred for the costs related to the extinguishment of debt consisting of the following: (i) approximately $3 million incurred to write-off deferred charges (included in other (income) expenses, net, on the accompanying condensed consolidated statements of income), and; (ii) approximately $3 million resulting from certain financing fees incurred during the third quarter of 2024 (included in other operating expenses on the accompanying condensed consolidated statements of income).

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three and nine-month periods ended September 30, 2024 and 2023 (dollar amounts in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Provision for income taxes	$75,623	$52,499	$233,563	$159,618
Income before income taxes	341,533	220,507	1,059,625	659,303
Effective tax rate	22.1%	23.8%	22.0%	24.2%

The provision for income taxes increased $23 million during the third quarter of 2024, as compared to the comparable quarter of 2023, due primarily to: (i) the increase in the provision for income taxes resulting from the $115 million increase in pre-tax income (consisting of $121 million increase in income before income taxes and an $6 million unfavorable change in the income/loss attributable to noncontrolling interests), partially offset by; (ii) a $4 million decrease in the provision for income taxes during the third quarter of 2024 from the net tax benefit recorded pursuant to ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), net of the impact of executive compensation limitations pursuant to IRC section 162(m).

The provision for income taxes increased $74 million during the first nine months of 2024, as compared to the comparable period of 2023, due primarily to: (i) the increase in the provision for income taxes resulting from the $382 million increase in pre-tax income (consisting of $400 million increase in income before income taxes and an $18 million unfavorable change in the income/loss attributable to noncontrolling interests), partially offset by; (ii) a $18 million decrease in the provision for income taxes during the first nine months of 2024, as compared to the comparable period of 2023, from the net tax benefit recorded pursuant to ASU 2016-09, net of the impact of executive compensation limitations pursuant to IRC section 162(m).

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

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $1.409 billion during the nine-month period ended September 30, 2024 and $815 million during the first nine months of 2023. The net increase of $593 million was attributable to the following:

•
a favorable change of $353 million resulting from an increase in net income plus/minus depreciation and amortization expense, stock-based compensation expense, gains on sales on sales of assets and businesses and costs related to the extinguishment of debt;
•
a favorable change of $205 million in accounts receivable;
•
a favorable change of $66 million in other working capital accounts;
•
an unfavorable change of $55 million in other assets and deferred charges, and;
•
$24 million of other combined net favorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the nine-month periods. The result is divided into the accounts receivable balance at September 30th of each year to obtain the DSO. Our DSO were 52 days and 58 days at September 30, 2024 and 2023, respectively.

Net cash used in investing activities

During the first nine months of 2024, we used $703 million of net cash in investing activities as follows:

•
$698 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;
•
$36 million paid in connection with net cash outflows from forward exchange contracts that hedge our investment in the U.K. against movements in exchange rates, and;
•
$30 million received from the sales of assets and businesses;

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

Net cash used in financing activities

During the first nine months of 2024, we used $718 million of net cash in financing activities as follows:

•
spent $2.472 billion on net repayments of debt as follows: (i) $2.259 billion related to our previous tranche A term loan facility which was extinguished in September, 2024, and replaced with a new $1.2 billion tranche A term loan facility; (ii) $207 million related to our revolving credit facility, and; (iii) $6 million related to other debt facilities;
•
generated $2.210 billion of proceeds from additional borrowings as follows: (i) $1.200 billion related to our new tranche A term loan facility, as mentioned above; (ii) generated approximately $500 million of net proceeds (before expenses) related to the public offering, in September, 2024, of 4.625% senior secured notes due in 2029; (iii) generated approximately $498 million of net proceeds (before expenses) related to the public offering, in September, 2024, of 5.050% senior secured notes due in 2034, and; (iv) $12 million of proceeds related to other debt facilities;
•
spent $421 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our stock repurchase program ($349 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($72 million);
•
spent $40 million to pay quarterly cash dividends of $.20 per share;
•
generated $11 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans;

•
spent $10 million to pay financing costs;
•
received $9 million from the sale of ownership interests to minority members, and;
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

Expected capital expenditures during remainder of 2024

During the full year of 2024, we expect to spend approximately $850 million to $1 billion on capital expenditures which includes expenditures for capital equipment, construction of new facilities, and renovations and expansions at existing hospitals. During the first nine months of 2024 we spent approximately $698 million on capital expenditures and expect to spend approximately $152 million to $302 million during the remainder of 2024.

We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

In September, 2024, we completed the following financing transactions:

•
The public offering of $500 million of aggregate principal amount of 4.625% senior secured notes due on October 15, 2029 ("2029 Notes");
•
The public offering of $500 million of aggregate principal amount of 5.050% senior secured notes due on October 15, 2034 ("2034 Notes");
•
Amended our credit agreement to:
o
Extend the maturity date to September, 2029 (from August, 2026 previously);
o
Increase the revolving credit facility to $1.3 billion (from $1.2 billion previously), and;
o
reduce the outstanding borrowings pursuant to the tranche term loan A facility by approximately $1.0 billion, to $1.2 billion, utilizing the proceeds generated from the issuance of the above-mentioned 2029 Notes and 2034 Notes.

On September 26, 2024, we entered into a tenth amendment ("Tenth Amendment") to our credit agreement ("Credit Agreement"), dated as of November 15, 2010, as amended and restated at various times from March, 2011 to June, 2022, among UHS, as borrower, the several banks and other financial institutions or entities from time to time parties thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent. The Tenth Amendment provided for: (i) an extension of the maturity date to September 26, 2029; (ii) a new revolving credit facility of up to $1.3 billion (which as of September 30, 2024, had $1.01 billion of aggregate available borrowing capacity, net of $288 million of outstanding borrowings and $3 million of letters of credit), and; (iii) a new replacement tranche A term loan facility ("Tranche A Term Loan") of up to $1.2 billion (which had $1.2 billion of outstanding borrowings as of September 30, 2024).

Pursuant to the terms of the Tenth Amendment, the Tranche A Term Loan provides for installment payments of $7.5 million per quarter commencing on December 31, 2024 through September 30, 2026, and $15.0 million per quarter commencing on December 31, 2026 through June 30, 2029. The unpaid principal balance at June 30, 2029 (scheduled to be $975.0 million) is payable on the September 26, 2029 scheduled maturity date of the Credit Agreement.

Revolving credit and Tranche A Term Loan borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month term SOFR rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month term SOFR rate plus 0.1% (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625%. As of September 30, 2024, the applicable margins were 0.375% for ABR-based loans and 1.375% for SOFR-based loans under the revolving credit and term loan A facilities. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, if sold to a receivables facility pursuant to the Credit Agreement, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens, indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of September 30, 2024 pursuant to the terms of the Credit Agreement, as amended on September 26, 2024, and as of December 31, 2023 pursuant to the terms of the previous credit agreement.

As mentioned above, on September 26, 2024, we completed the public offering of: (i) $500,000,000 aggregate principal amount of the 4.625%, 2029 Notes, and; (ii) $500,000,000 aggregate principal amount of the 5.050%, 2034 Notes (and together with the 2029 Notes, the "2029 and 2034 Notes"), each guaranteed on a senior secured basis by all of our existing and future direct and indirect subsidiaries that guarantee our senior secured credit facility or our other first lien obligations or any junior lien obligations (the “Subsidiary Guarantors”). The 2029 and 2034 Notes have been registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Issuer’s and the Subsidiary Guarantors’ registration statement on Form S-3 (File No. 333-282135), including the prospectus dated September 16, 2024, and a related prospectus supplement dated September 17, 2024, as filed with the Securities and Exchange Commission on September19, 2024.

As of September 30, 2024, including the above-mentioned newly issued Notes, we had combined aggregate principal of $3.0 billion from the following senior secured notes:

•
$700 million aggregate principal amount of 1.65% senior secured notes due in September, 2026 ("2026 Notes") which were issued on August 24, 2021. Interest on the 2026 Notes is payable on March 1st and September 1st until the maturity date of September 1, 2026.
•
$500 million of aggregate principal amount of 4.625% senior secured notes due in October, 2029 ("2029 Notes") which were issued on September 26, 2024. Interest on the 2029 Notes is payable on April 15th and October 15th, commencing April 15, 2025 until the maturity date of October 15, 2029.
•
$800 million aggregate principal amount of 2.65% senior secured notes due in October, 2030 ("2030 Notes") which were issued on September 21, 2020. Interest on the 2030 Notes is payable on April 15th and October 15th, until the maturity date of October 15, 2030.
•
$500 million of aggregate principal amount of 2.65% senior secured notes due in January, 2032 ("2032 Notes") which were issued on August 24, 2021. Interest on the 2032 Notes is payable on January 15th and July 15th until the maturity date of January 15, 2032.
•
$500 million of aggregate principal amount of 5.050% senior secured notes due in October, 2034 ("2034 Notes") which were issued on September 26, 2024. Interest on the 2034 Notes is payable on April 15th and October 15th, commencing on April 15, 2025 until the maturity date of October 15, 2034.

The 2026 Notes, 2030 Notes and 2032 Notes (collectively the "2026, 2030 and 2032 Notes") were initially issued only to qualified institutional buyers under Rule 144A and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act. In December, 2022, we completed a registered exchange offer in which virtually all previously outstanding 2026, 2030 and 2032 Notes were exchanged for identical 2026, 2030 and 2032 Notes that were registered under the Securities Act, and thereby became freely transferable (subject to certain restrictions applicable to affiliates and broker dealers). 2026, 2030 and 2032 Notes originally issued under Rule 144A or Regulation S that were not exchanged remain outstanding and may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from registration requirements thereunder.

The 2026, 2030 and 2032 Notes, and the 2029 and 2034 Notes (collectively "All the Notes") are guaranteed (the “Guarantees”) on a senior secured basis by our Subsidiary Guarantors that guarantee our Credit Agreement, or other first lien obligations or any junior lien obligations. All the Notes and the Guarantees are secured by first-priority liens, subject to permitted liens, on certain of the Company’s and the Subsidiary Guarantors’ assets now owned or acquired in the future by the Company or the Subsidiary Guarantors (other than real property, accounts receivable sold pursuant to a Company-related receivables facility (as defined in the Indentures pursuant to which All The Notes were issued (the “Indentures”), and certain other excluded assets). The Company’s obligations with respect to All the Notes, the obligations of the Subsidiary Guarantors under the Guarantees, and the performance of all of the Company’s and the Subsidiary Guarantors’ other obligations under the Indenture, are secured equally and ratably with the Company’s and the Subsidiary Guarantors’ obligations under the Credit Agreement. However, the liens on the collateral securing All the Notes and the Guarantees will be released if: (i) All the Notes have investment grade ratings; (ii) no default has occurred and is continuing, and; (iii) the liens on the collateral securing all first lien obligations (including the Credit Agreement and All the Notes) and any junior lien obligations are released or the collateral under the Credit Agreement, any other first lien obligations and any junior lien obligations is released or no longer required to be pledged. The liens on any collateral securing All the Notes and the Guarantees will also be released if the liens on that collateral securing the Credit Agreement, other first lien obligations and any junior lien obligations are released.

As discussed in Note 2 to the Condensed Consolidated Financial Statements-Relationship with Universal Health Realty Income Trust and Other Related Party Transactions, on December 31, 2021, we (through wholly-owned subsidiaries of ours) entered into an asset purchase and sale agreement with Universal Health Realty Income Trust (the “Trust”). Pursuant to the terms of the agreement, which was amended during the first quarter of 2022, we, among other things, transferred to the Trust, the real estate assets of Aiken Regional Medical Center (“Aiken”) and Canyon Creek Behavioral Health (“Canyon Creek”). In connection with this transaction, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases, as amended, (with the Trust as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. As a result of our purchase option within the Aiken and Canyon Creek lease agreements, this asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust are recorded to interest expense and as a reduction of the outstanding financial liability, and the amount allocated to interest expense is determined based upon our incremental borrowing rate and the outstanding financial liability. In connection with this transaction, our consolidated balance sheets at September 30, 2024 and December 31, 2023 reflect financial liabilities, which are included in debt, of approximately $75 million and $77 million, respectively.

At September 30, 2024, the carrying value and fair value of our debt were approximately $4.7 billion and $4.4 billion, respectively. At December 31, 2023, the carrying value and fair value of our debt were approximately $4.9 billion and $4.6 billion, respectively. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was approximately 41% as of September 30, 2024 and 44% as of December 31, 2023.

We expect to finance all capital expenditures and acquisitions and pay dividends and potentially repurchase shares of our common stock utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing revolving credit facility, which had $1.01 billion of available borrowing capacity as of September 30, 2024, or through refinancing the existing Credit Agreement; (ii) the issuance of other short-term and/or long-term debt, and/or; (iii) the issuance of equity. We believe that our operating cash flows, cash and cash equivalents, available commitments under existing agreements, as well as access to the capital markets, provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months. However, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Supplemental Guarantor Financial Information

As of September 30, 2024, we had combined aggregate principal of $3.0 billion from All the Notes:

•
$700 million aggregate principal amount of the 2026 Notes;
•
$500 million of aggregate principal amount of the 2029 Notes;
•
$800 million aggregate principal amount of the 2030 Notes;
•
$500 million of aggregate principal amount of the 2032 Notes, and;
•
$500 million of aggregate principal amount of the 2034 Notes.

All the Notes are fully and unconditionally guaranteed pursuant to the Guarantees on a senior secured basis by the Subsidiary Guarantors. All the Notes and the Guarantees are secured by first-priority liens, subject to permitted liens, on certain of the Company’s and the Subsidiary Guarantors’ assets now owned or acquired in the future by the Company or the Subsidiary Guarantors (other than real property, accounts receivable sold pursuant to the Company’s existing receivables facility (as defined in the Indentures pursuant to which All the Notes were issued ), and certain other excluded assets). The Company’s obligations with respect to All the Notes, the obligations of the Subsidiary Guarantors under the Guarantees, and the performance of all of the Company’s and the Subsidiary Guarantors’ other obligations under the Indentures, are secured equally and ratably with the Company’s and the Subsidiary Guarantors’ obligations under the Credit Agreement. However, the liens on the collateral securing All the Notes and the Guarantees will be released if: (i) All the Notes have investment grade ratings; (ii) no default has occurred and is continuing, and; (iii) the liens on the collateral securing all first lien obligations (including the Credit Agreement and All the Notes) and any junior lien obligations are released or the collateral under the Credit Agreement, any other first lien obligations and any junior lien obligations is released or no longer required to be pledged. The liens on any collateral securing All the Notes and the Guarantees will also be released if the liens on that collateral securing the Credit Agreement, other first lien obligations and any junior lien obligations are released.

All the Notes will be structurally subordinated to all obligations of our existing and future subsidiaries that are not and do not become Subsidiary Guarantors of All the Notes. No appraisal of the value of the collateral has been made, and the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. Consequently, liquidating the collateral securing All the Notes may not produce proceeds in an amount sufficient to pay any amounts due on All the Notes.

We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although our Credit Agreement contains restrictions on the incurrence of additional indebtedness and our Credit Agreement and All the Notes contain restrictions on our ability to incur liens to secure additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, if we incur any additional indebtedness secured by liens that rank equally with All the Notes, subject to collateral arrangements, the holders of that debt will be entitled to share ratably with you in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company. This may have the effect of reducing the amount of proceeds paid to holders of All the Notes.

Federal and state fraudulent transfer and conveyance statutes may apply to the issuance of All the Notes and the incurrence of the Guarantees. Under federal bankruptcy law and comparable provisions of state fraudulent transfer or conveyance laws, which may vary from state to state, All the Notes or the Guarantees (or the grant of collateral securing any such obligations) could be voided as a fraudulent transfer or conveyance if we or any of the Subsidiary Guarantors, as applicable, (a) issued All the Notes or incurred the Guarantees with the intent of hindering, delaying or defrauding creditors or (b) under certain circumstances received less than reasonably equivalent value or fair consideration in return for either issuing All the Notes or incurring the Guarantees.

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

The summarized balance sheet information for the consolidated obligor group of debt issued by Universal Health Services, Inc. is presented in the table below:

(in thousands)	September 30, 2024	December 31, 2023
Current assets	$2,237,362	$2,292,716
Noncurrent assets (1)	9,151,823	8,876,623
Current liabilities	1,719,008	1,786,642
Noncurrent liabilities	5,614,852	5,728,371
Due to non-guarantors	926,008	913,481
(1) Includes goodwill of $3,262 million and $3,267 million as of September 30, 2024 and December 31, 2023, respectively.

The summarized results of operations information for the consolidated obligor group of debt issued by Universal Health Services, Inc. is presented in the table below:

	Nine Months Ended	Twelve Months Ended
(in thousands)	September 30, 2024	December 31, 2023
Net revenues	$9,384,032	$11,454,260
Operating charges	8,317,425	10,416,176
Interest expense, net	146,840	277,521
Other (income) expense, net	1,929	24,996
Net income	$689,397	$556,423

Affiliates Whose Securities Collateralize the Senior Secured Notes

All the Notes and the Guarantees are secured by, among other things, pledges of the capital stock of our subsidiaries held by us or by our secured Guarantors, in each case other than certain excluded assets and subject to permitted liens. Such collateral securities are secured equally and ratably with our and the Guarantors’ obligations under our Credit Agreement. For a list of our subsidiaries the capital stock of which has been pledged to secure All the Notes, see Exhibit 22.1 to this Report.

Upon the occurrence and during the continuance of an event of default under the indentures governing All the Notes, subject to the terms of the Security Agreement relating to All the Notes provide for (among other available remedies) the foreclosure upon and sale of the Collateral (including the pledged stock) and the distribution of the net proceeds of any such sale to the holders of All the Notes, the lenders under the Credit Agreement and the holders of any other permitted first priority secured obligations on a pro rata basis, subject to any prior liens on the collateral.

No appraisal of the value of the collateral securities has been made, and the value of the collateral securities in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. Consequently, liquidating the collateral securities securing All the Notes may not produce proceeds in an amount sufficient to pay any amounts due on All the Notes.

The security agreement relating to All the Notes provides that the representative of the lenders under our Credit Agreement will initially control actions with respect to that collateral and, consequently, exercise of any right, remedy or power with respect to enforcing interests in or realizing upon such collateral will initially be at the direction of the representative of the lenders.

No trading market exists for the capital stock pledged as collateral.

The assets, liabilities and results of operations of the combined affiliates whose securities are pledged as collateral are not materially different than the corresponding amounts presented in the consolidated financial information of Universal Health Services, Inc.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2024 there have been no material changes in the off-balance sheet arrangements consisting of standby letters of credit and surety bonds.

As of September 30, 2024 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $154 million consisting of: (i) $130 million related to our self-insurance programs, and; (ii) $24 million of other debt and public utility guarantees.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2024. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures

As of September 30, 2024, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For example, as discussed elsewhere herein,

•
On March 28, 2024, a jury returned a verdict for compensatory damages of $60 million and punitive damages of $475 million and a related judgment was entered against The Pavilion Behavioral Health System (the “Pavilion”), an indirect subsidiary of the Company. In an order dated October 10, 2024, the trial court ordered a remittitur of punitive damages from $475 million to $120 million. The court denied the Pavilion’s request for reduction of compensatory damages. The Pavilion intends to appeal the remaining judgment.
•
Cumberland Hospital for Children and Adolescents (“Cumberland”), an indirect subsidiary of the Company, is a defendant in multi-plaintiff lawsuits filed in the Circuit Court for Richmond, Virginia (the “Cumberland Litigation”), relating to allegations of inappropriate sexual contact during medical examinations by Dr. Daniel Davidow, an independent contractor and the former medical director for Cumberland. The Company and UHS of Delaware, Inc., our administrative services subsidiary (“UHS Delaware”), were also named as co-defendants in the Cumberland Litigation. Plaintiffs have asserted claims of negligence, assault and battery (against Dr. Davidow), false imprisonment, violations of the Virginia Consumer Protection Act (“VCPA”), and vicarious liability for Dr. Davidow’s conduct against Cumberland, the Company, and UHS Delaware. The Company and UHS Delaware were dismissed from the action during the trial, which occurred in September, 2024. On September 27, 2024, a jury entered a verdict finding Dr. Davidow and Cumberland liable and awarded these three plaintiffs combined compensatory damages of $60 million for all liability theories, an additional combined $180 million in trebled damages for violation of the VCPA, and an additional combined $120 million in punitive damages. Cumberland is evaluating all legal options and intends to challenge this verdict, including the amounts awarded in the verdict, in post-trial proceedings and on appeal. Based upon Virginia law, we expect that the punitive damage amount should be reduced to a combined maximum of $1.05 million as a matter of law. There are approximately 40 additional plaintiffs making similar allegations with claims pending in the Cumberland Litigation.

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

If our financial exposure in connection with litigation relating to the Pavilion Behavioral Health System and/or Cumberland Hospital for Children and Adolescents exhausts all or a significant portion of the remaining commercial insurance coverage available to our subsidiaries related to other occurrences in 2020, or it causes us to have to post a large bond or other collateral during an appeal process, our future results of operations and capital resources could be materially adversely impacted.

We are uncertain as to the ultimate financial exposure related to the above-mentioned Cumberland and Pavilion matters and we can make no assurances regarding their outcomes, or the amounts of damages that may be held recoverable after post-judgment proceedings and appeals. While Cumberland and Pavilion have professional liability insurance to cover a portion of these amounts, the resolution of these matters may have a material adverse effect on the Company. Without reduction for any potential amounts related to the above-mentioned Cumberland and Pavilion matters, the Company and its subsidiaries have aggregate insurance coverage of approximately $221 million remaining under commercial policies for matters applicable to the 2020 policy year (in excess of the applicable self-insured retention amounts of $10 million per occurrence for professional liability claims and $3 million per occurrence for general liability claims).

In the event the resolution of the Cumberland and/or Pavilion matters exhausts all or a significant portion of the remaining commercial insurance coverage available to the Company and its subsidiaries for claims that occurred in 2020 (the applicable year for the Pavilion matter and substantially all of the Cumberland matters, as discussed above), or it requires the posting of large bonds or other collateral during appeal processes, our future results of operations and capital resources could be materially adversely impacted.

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

As reflected below, during the three-month period ended September 30, 2024, we have repurchased 657,912 shares at an aggregate cost of approximately $153.9 million (approximately $233.85 per share) pursuant to the terms of our stock repurchase program. In addition, during the three-month period ended September 30, 2024, 127,580 shares were repurchased in connection with income tax withholding obligations resulting from stock-based compensation programs. During July, 2024, our Board of Directors authorized a $1.0 billion increase in our stock repurchase program.

During the period of July 1, 2024 through September 30, 2024, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid for shares purchased as part of publicly announced program (in thousands)	Maximum number of shares that may yet be purchased under the program	Maximum number of dollars that may yet be purchased under the program (in thousands) (a.)
July, 2024	$1,000,000	32,917	—	$0.01	—	$-	$-	—	$1,227,831
August, 2024	$-	266,555	—	$0.01	259,233	$230.24	$59,687	—	$1,168,144
September, 2024	$-	486,020	—	$0.01	398,679	$236.19	$94,163	—	$1,073,981
Total July through September, 2024	$1,000,000	785,492	—	$0.01	657,912	233.85	$153,850

(a.) On July 24, 2024, our Board of Directors authorized a $1.0 billion increase to our stock repurchase program.

Dividends

During the quarter ended September 30, 2024, we declared and paid dividends of $.20 per share. Dividend equivalents are accrued on unvested restricted stock units and will be paid upon vesting of the restricted stock unit.

Item 5. Other Information

(c) None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended September 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

4.1

Indenture, dated as of September 26, 2024, among the Issuer, the Subsidiary Guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee, and JPMorgan Chase Bank, N.A., as collateral agent, previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 1, 2024, is incorporated herein by reference.

4.2

First Supplemental Indenture, dated as of September 26, 2024, among the Issuer, the Subsidiary Guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee, and JPMorgan Chase Bank, N.A., as collateral agent, to the indenture, dated as of September 26, 2024, governing the Issuer’s 4.625% Senior Secured Notes due 2029 and the Issuer’s 5.050% Senior Secured Notes due 2034, previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 1, 2024, is incorporated herein by reference.

4.3	Form of Global Note representing the 2029 Notes (included in Exhibit 4.2).
4.4	Form of Global Note representing the 2034 Notes (included in Exhibit 4.2).
4.5

Additional Authorized Representative Joinder Agreement, dated as of September 26, 2024, among U.S. Bank Trust Company, National Association, as trustee and additional authorized representative for the holders of the Notes, the Issuer, the Subsidiary Guarantors party thereto, and JPMorgan Chase Bank, N.A., as collateral agent and administrative agent, previously filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K dated October 1, 2024, is incorporated herein by reference.

10.1

Tenth Amendment, dated as of September 26, 2024, to Credit Agreement, dated as of November 15, 2010 and as amended and restated as of September 21, 2012, August 7, 2014, October 23, 2018, August 21, 2021, September 10, 2021, June 23, 2022 and September 26, 2024, among the Issuer, JP Morgan Chase Bank, N.A., as administrative agent and other financial institutions or entities from time to time parties thereto, including the amendment and restatement thereof, effective as of September 26, 2024, attached as Exhibit A thereto and referred to herein as the Senior Secured Credit Facility, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 1, 2024, is incorporated herein by reference.

22.1	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document –the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, has been formatted in Inline XBRL.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: November 8, 2024	/s/ Marc D. Miller
Marc D. Miller,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)