Form 10-K
period 2024-12-31
UNIVERSAL HEALTH SERVICES INC
filed 2025-02-26
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of voting stock held by non-affiliates at June 30, 2024 was $10.6 billion. (For the purpose of this calculation, it was assumed that Class A, Class C, and Class D Common Stock, which are not traded but are convertible share-for-share into Class B Common Stock, have the same market value as Class B Common Stock. Also, for purposes of this calculation only, all directors are deemed to be affiliates.)

The number of shares of the registrant’s Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, and Class D Common Stock, $.01 par value, outstanding as of January 31, 2025, were 6,576,475; 57,751,199; 661,688 and 12,614, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for our 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2024 (incorporated by reference under Part III).

UNIVERSAL HEALTH SERVICES, INC.

2024 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2024. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Annual Report.

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

As of February 26, 2025, we owned and/or operated 359 inpatient facilities and 60 outpatient and other facilities, including the following, located in 39 states, Washington, D.C., the United Kingdom and Puerto Rico:

Acute care facilities located in the U.S.:

•
28 inpatient acute care hospitals;
•
33 free-standing emergency departments, and;
•
10 outpatient centers & 1 surgical hospital.

Behavioral health care facilities (331 inpatient facilities and 16 outpatient facilities):

Located in the U.S.:

•
181 inpatient behavioral health care facilities, and;
•
14 outpatient behavioral health care facilities.

Located in the U.K.:

•
147 inpatient behavioral health care facilities, and;
•
2 outpatient behavioral health care facilities.

Located in Puerto Rico:

•
3 inpatient behavioral health care facilities.

Net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 56% of our consolidated net revenues during 2024 and 57% during 2023. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 44% of our consolidated net revenues during 2024 and 43% during 2023.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $880 million in 2024 and $761 million in 2023. Total assets at our U.K. behavioral health care facilities were approximately $1.358 billion as of December 31, 2024 and $1.327 billion as of December 31, 2023.

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

In accordance with Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, we submitted our CEO’s certification to the New York Stock Exchange in 2024. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report on Form 10-K, are our CEO’s and CFO’s certifications regarding the quality of our public disclosures under Section 302 of the Sarbanes-Oxley Act of 2002.

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

Utilization Review: Federal regulations require that admissions and utilization of facilities by Medicare and Medicaid patients must be reviewed in order to ensure efficient utilization of facilities and services. The law and regulations require Quality Improvement Organizations (“QIOs”) to review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of diagnosis related group (“DRG”) classifications and the appropriateness of cases of extraordinary length of stay. QIOs may deny payment for services provided, assess fines and also have the authority to recommend to the Department of Health and Human Services (“HHS”) that a provider that is in substantial non-compliance with the standards of the QIO be excluded from participating in the Medicare program. We have contracted with QIOs in each state where we do business to perform the required reviews.

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

Self-Referral and Anti-Kickback Legislation

The Stark Law: The Social Security Act includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship, unless an exception is met. These types of referrals are known as “self-referrals.” Medicare may deny payment for all services related to a prohibited referral and a hospital that has billed for prohibited services may be obligated to refund the amounts collected. In addition, sanctions for violation of the Stark Law may include civil penalties or exclusion from the Medicare and Medicaid programs. There are a number of exceptions to the self-referral prohibition, including an exception for a physician’s ownership interest in an entire hospital as opposed to an ownership interest in a hospital department unit, service or subpart. However, federal laws and regulations now limit the ability of hospitals relying on this exception to expand aggregate physician ownership interest or to expand certain hospital facilities. This regulation also places a number of compliance requirements on physician-owned hospitals related to reporting of ownership interest. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements that adhere to certain enumerated requirements. CMS issued a final rule in 2020 that created a new Stark exception for value-based models. Although the final regulations provide exceptions to the Stark Law, there may remain regulatory risks for participating hospitals, as well as financial and operational risks.

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

Although we believe that our arrangements with physicians and other referral sources have been structured to comply with current law and available interpretations, there can be no assurance that all arrangements comply with an available safe harbor or that regulatory authorities enforcing these laws will determine these financial arrangements do not violate the anti-kickback statute or other applicable laws. Violations of the anti-kickback statute may be punished by a criminal fine of up to $100,000 for each violation or imprisonment, however, under 18 U.S.C. Section 3571, this fine may be increased to $250,000 for individuals and $500,000 for organizations. Civil money penalties may include fines and damages of up to three times the total amount of the remuneration and/or exclusion from participation in Medicare and Medicaid.

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

When a defendant is determined by a court of law to have violated the False Claims Act, the defendant may be liable for up to three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The Fraud Enforcement and Recovery Act of 2009 (“FERA”) amended and expanded the number of actions for which liability may attach under the False Claims Act, eliminating requirements that false claims be presented to federal officials or directly involve federal funds. FERA also clarifies that a false claim violation occurs upon the knowing retention, as well as the receipt, of overpayments. In addition, recent changes to the anti-kickback statute have made violations of that law punishable under the civil False Claims Act. Further, a number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit on behalf of the state in state court. The False Claims Act require that federal healthcare program overpayments be returned within 60 days from the date the overpayment was identified, or by the date any corresponding cost report was due, whichever is later. Failure to return an overpayment within this period may result in additional civil False Claims Act liability.

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

HIPAA Administrative Simplification and Privacy Requirements: The administrative simplification provisions of HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), require the use of uniform electronic data transmission standards for health care claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the health care industry. HIPAA also established federal rules protecting the privacy and security of personal health information, including recently proposed updates to HIPAA security rule requirements. The privacy and security regulations address the use and disclosure of individual health care information and the rights of patients to understand and control how such information is used and disclosed. Violations of HIPAA can result in both criminal and civil fines and penalties.

We believe that we are in material compliance with the privacy regulations of HIPAA, as we continue to develop training and revise procedures to address ongoing compliance. The HIPAA security regulations require health care providers to implement administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of patient information. HITECH has since strengthened certain HIPAA rules regarding the use and disclosure of protected health information, extended certain HIPAA provisions to business associates, and created new security breach notification requirements. HITECH has also extended the ability to impose civil money penalties on providers not knowing that a HIPAA violation has occurred. We believe that we have been in substantial compliance with HIPAA and HITECH requirements to date. HIPAA regulations may result in greater compliance requirements for healthcare providers, including obligations to report breaches of unsecured patient data, as well as potential liabilities resulting from the actions of parties acting as business associates on our behalf.

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

Human Capital Management

Employees and Medical Staff

As of December 31, 2024, we had approximately 99,000 total employees consisting of: (i) approximately 86,000 employees located in the U.S., of which approximately 63,000 were employed full-time, and; (ii) approximately 13,000 employees located in the U.K. Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. In a number of our markets, physicians may have admitting privileges at other hospitals in addition to ours. Within our acute care division, approximately 370 physicians are employed by physician practice management subsidiaries of ours either directly or through contracts with affiliated group practices structured as 501A corporations. Members of the medical staffs of our hospitals also serve on the medical staffs of hospitals not owned by us and may terminate their affiliation with our hospitals at any time. In addition, within our behavioral health division, approximately 510 physicians are employed by subsidiaries of ours either directly or through contracts with affiliated group practices structured as 501A corporations. Each of our hospitals is managed on a day-to-day basis by a chief executive officer employed by a subsidiary of ours. In addition, a Board of Governors, including members of the hospital’s medical staff, governs the medical, professional and ethical practices at each hospital. We believe that our relations with our employees are satisfactory.

Labor Relations

Approximately 970 of our employees at three of our hospitals are unionized. At Valley Hospital Medical Center, housekeeping and dietary employees are represented by the Culinary Workers Union, Local 226, and engineers are represented by the International Union of Operating Engineers. At Brooke Glen Behavioral Hospital, unionized employees are represented by the Teamsters, and registered nurses are represented by the Northwestern Nurses Association/Pennsylvania Association of Staff Nurses and Allied Professionals. At the George Washington University Hospital, registered nurses are represented by the District of Columbia Nurses Association.

Culture and Work Environment

During orientation, newly hired employees learn our mission, vision, principles and values, key policies and procedures, a summary of the various benefits and resources available, and perhaps most notably, an overview of our founding principle, Service Excellence. Learning key attributes of our Service Excellence standards, which include continuous improvement, employee development, ethical and fair treatment of all, teamwork, quality, compassion and innovation in service delivery, provides newly hired employees a thorough understanding of our company culture. Other components of our Service Excellence standards, which include treating everyone as a guest, demonstrating professionalism and excellence and practicing teamwork, are shared to help guide the desired approach to day-to-day activities.

Service Excellence Facilitator Certification Workshops are available for facility employees identified by their leadership for consistently upholding and demonstrating our Service Excellence standards. Certified facilitators foster the Service Excellence culture and deliver training at their facilities. In 2024, we held 12 workshops with 137 individuals certified as Service Excellence Facilitators.

During 2024, we strengthened our recruitment efforts, improved the overall hiring and onboarding experience (89% very satisfied/satisfied with overall recruitment process), expanded the training resources employees need to do their jobs effectively and safely, facilitated more teamwork and collaboration, addressed burnout, expanded mentorship and increased employee engagement.

We conducted an Employee Engagement Survey and had an overall participation rate of 72% across the organization. 83% of staff indicated “I feel included on my team/work unit.” Engagement efforts such as services awards, safety programs and employee-led service excellence/culture committees has assisted with increased employee retention.

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

Employee Development

In keeping with our culture of continuous improvement, training opportunities are available for all employees, regardless of level or status. These include formal instructor-led, in-person or virtual training, informal mentoring or networking opportunities, or self-administered online courses.

Training programs are designed to assist with personal and skill development, career advancement and succession planning. In addition to mandatory training that focus on keeping employees mindful and informed of key policies and skill sets, many are voluntary. All training is tailored to include potential Americans with Disabilities Act accommodations.

Across the company, we offer educational and work opportunities, including internships, externships and clinical field placement opportunities. We have partnered with Chamberlin University and Drexel University to provide their students with opportunities to earn clinical experience at our healthcare facilities. In 2024, Chamberlin University students participated in more than 1,000 clinical rotations at various acute care and behavioral health care facilities of ours nationwide.

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

We value each member of our team and are committed to treating everyone with dignity and respect. Our commitment to diversity, equity, and inclusion includes regularly monitoring employment practices to ensure inclusivity regardless of an employee’s gender, race or ethnicity and championing for inclusive behaviors through leadership example, policies and procedures, training and special events.

Employee Assistance

We continue to support the overall health and financial well-being of our employees across the extensive programs and benefit plans that we offer. Employees can access the UHS Resource Guide which provides details on access to the benefits, resources and support tools available to employees throughout our organization.

In 2024, the UHS Foundation continued to support employees and their families who suffered losses due to natural disasters across the country, including tornados in Arkansas and Tennessee, Hurricane Beryl (in Texas) and Hurricanes Debby, Milton and Helene (in Florida).

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

•
Smart building technology and automation are used across our enterprise to monitor and inform energy management decisions. Centralized Utility Billing Management System effectively monitors energy usage across our U.S. facilities, signaling significant deviations from normal usage consumption patterns. Automatic fault detection and diagnostics software is implemented in approximately 75% of our acute care hospitals to monitor the efficiencies of the heating, ventilation and air conditioning operations. Most of these facilities also utilize retro-commissioning and monitoring-based commissioning.
•
All of our newly built facilities, or those undergoing major renovation, are required to meet, or exceed, all federal, state and local energy efficient codes, use mechanical-electrical-plumbing systems to optimize energy efficiencies and water conservation and be equipped with 100% emergency back-up generators, with 96 hours of fuel.
New construction or major renovation projects costing at least $20 million are required to be assessed for Green Globes® and/or U.S. Green Building Council’s Leadership in Energy and Environmental Design certifications. All newly constructed acute care facilities are also expected to achieve an ENERGY STAR® Portfolio Manager Score of 90 or higher.

•
Our facilities have policies and procedures that are compliant with the applicable laws from the Environmental Protection Agency, local departments of health and other regulators who oversee the responsible disposal of pollution and waste.
Our Water Management Program (“WMP”), which is co-managed jointly by a third-party company specializing in water safety, oversees programs for potable and process water (e.g., surgical instrument processing) as well as utility water (e.g., cooling tower, boilers) through active management and hazard control validation. The WPM is designed to ensure safe water throughout our buildings and meets ANSI/ASHRAE Standard 188 (Legionellosis: Risk Management for Building Water Systems). The WPM recently incorporated current ANSI/AAMI ST108: 2023 Water standards for the processing of medical devices and standardized ”flushing protocols” for facilities to use during terminal cleaning process.
•
Our facilities located in the U.K. advanced several environmentally friendly initiatives in 2024 and continued to procure 100% of their electricity from renewable sources. To date, the emission reduction targets for these facilities include:
o
Net zero carbon for direct (Scope 1) and indirect (Scope 2) emissions by 2035.
o
Net zero carbon emissions in supply chain (Scope 3) by 2040.
•
By January 2024, a vehicle tracking and driver training device program, Lightfoot, was installed on all company-owned vehicles utilized in the U.K. Collectively, the program has reduced CO2 emissions by 236 metric tons across the vehicle fleet since it was introduced in 2020.

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

In some markets, certain of our competitors may have greater financial resources, be better equipped and offer a broader range of services than us. Certain hospitals that are located in the areas served by our facilities are specialty or large hospitals that provide medical, surgical and behavioral health services, facilities and equipment that are not available at our hospitals. The increase in outpatient treatment and diagnostic facilities, including outpatient surgical centers and addiction treatment centers offering medically assisted treatments, also increases competition for us. In addition, some of our hospitals face competition from hospitals or surgery centers that are physician owned.

The number and quality of the physicians on a hospital’s staff are important factors in determining a hospital’s success and competitive advantage. Typically, physicians are responsible for making hospital admissions decisions and for directing the course of patient treatment. We believe that physicians refer patients to a hospital primarily on the basis of the patient’s needs and insurance coverage, the quality of other physicians on the medical staff, the location of the hospital and the breadth and scope of services offered at the hospital’s facilities. We strive to retain and attract qualified doctors by maintaining high ethical and professional standards and providing adequate support personnel, technologically advanced equipment and facilities that meet the needs of those physicians.

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

Relationship with Universal Health Realty Income Trust

At December 31, 2024, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. The advisory agreement was renewed by the Trust for 2025 at the same rate in place for 2024, 2023 and 2022, providing for an advisory computation at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $5.5 million during 2024, approximately $5.3 million during 2023 and $5.1 million during 2022.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust was $1.1 million during 2024, $874,000 during 2023 and $1.2 million during 2022, which are included in other income (expense), net, on the accompanying consolidated statements of income for each year. We received dividends from the Trust amounting to $2.3 million during each of 2024 and 2023 and $2.2 million during 2022. The carrying value of our investment in the Trust was $5.8 million and $7.0 million at December 31, 2024 and 2023, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $29.3 million at December 31, 2024 and $34.1 million at December 31, 2023, based on the closing price of the Trust’s stock on the respective dates.

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

As a result of the purchase options within the lease agreements for Aiken and Canyon Creek, the asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP. We have accounted for the asset exchange and substitution transaction with the Trust as a financing arrangement and, since we did not derecognize the real property related to Aiken and Canyon Creek, we will continue to depreciate the assets. Our consolidated balance sheets as of December 31, 2024 and December 31, 2023 reflects a financial liability of $73.8 million and $77.5 million, respectively, which is included in debt, for the fair value of real estate assets that we exchanged as part of the transaction. Our monthly lease payments payable to the Trust will be recorded to interest expense and as a reduction to the outstanding financial liability. The amount allocated to interest expense is determined using our incremental borrowing rate and is based on the outstanding financial liability.

The aggregate rent payable to the Trust in connection with the leases on McAllen Medical Center, Wellington Regional Medical Center, Aiken Regional Medical Center and Canyon Creek Behavioral Health was approximately $21.2 million during 2024 and $20.6 million during 2023.

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

In addition, we are the managing, majority member in a joint venture with an unrelated third-party that operates Clive Behavioral Health, a 100-bed behavioral health care facility located in Clive, Iowa. The real property of this facility, which was completed and opened in late 2020, is also leased from the Trust (annual rental of approximately $2.8 million, $2.7 million and $2.6 million during 2024, 2023 and 2022, respectively) pursuant to the lease terms as provided in the table below. In connection with the lease on this facility, the joint venture has the right to purchase the leased facility from the Trust at its appraised fair market value upon either of the following: (i) by providing notice at least 270 days prior to the end of the lease terms or any renewal terms, or; (ii) upon 30 days' notice anytime within 12 months of a change of control of the Trust (UHS also has this right should the joint venture decline to exercise its purchase right). Additionally, the joint venture has rights of first offer to purchase the facility prior to any third-party sale.

The table below provides certain details for each of the hospitals leased from the Trust as of January 1, 2025:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2026	5	(a)
Wellington Regional Medical Center	$6,805,000	December, 2026	5	(b)
Aiken Regional Medical Center/Aurora Pavilion Behavioral Health Services	$4,164,000	December, 2033	35	(c)
Canyon Creek Behavioral Health	$1,882,000	December, 2033	35	(c)
Clive Behavioral Health	$2,851,000	December, 2040	50	(d)
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

During the third quarter of 2023, the Trust acquired the McAllen Doctor's Center, a 79,500 rentable square feet medical office building located in McAllen, Texas. A master lease was executed between a wholly-owned subsidiary of ours and the Trust, pursuant to the terms of which our subsidiary will master lease 100% of the rentable square feet of the MOB at an initial minimum rent of $624,000 annually. The master lease commenced during August, 2023 and is scheduled to expire in twelve years from that date.

During the first quarter of 2023, the Trust substantially completed construction on a new 86,000 rentable square foot multi-tenant MOB that is located on the campus of Northern Nevada Sierra Medical Center in Reno, Nevada. Northern Nevada Sierra Medical Center, a 170-bed newly constructed acute care hospital owned and operated by a wholly-owned subsidiary of ours, was completed and opened in April, 2022. In connection with this MOB, a ten-year master flex lease was executed between a wholly-owned subsidiary of ours and the Trust (scheduled to expire in March, 2033), pursuant to the terms of which our subsidiary initially agreed to master lease up to approximately 68% of the rentable square feet of the MOB. The master flex lease has been reduced since inception as certain conditions have been met. A ground lease for this facility commenced during 2023 and is scheduled to expire in 2098.

Executive Officers of the Registrant

The executive officers, whose terms will expire at such time as their successors are elected, are as follows:

Name and Age	Present Position with the Company
Marc D. Miller (54)	Chief Executive Officer, President and Director
Alan B. Miller (87)	Executive Chairman of the Board
Steve G. Filton (67)	Executive Vice President, Chief Financial Officer and Secretary
Matthew J. Peterson (55)	Executive Vice President, President of Behavioral Health Division
Edward H. Sim (53)	Executive Vice President, President of Acute Care Division

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

Mr. Peterson’s employment with us commenced in September, 2019 as Executive Vice President and President of our Behavioral Health Division. He was formerly employed at UnitedHealth Group for 11 years serving in various capacities including Chief Operating Officer for OptumGovernment, a health services and technology company, as well as various other Senior Vice President/Vice President roles. In addition to his civilian business career, Mr. Peterson served in the Air National Guard ("ANG"), U.S. Airforce, and was promoted to Brigadier General prior to his retirement from the ANG in August, 2024.

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

Texas: We own 7 inpatient acute care hospitals, 13 free-standing emergency departments, 1 acute outpatient center and 20 inpatient behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 16% and 17% of our consolidated net revenues during 2024 and 2023, respectively. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 21% in 2024 and 26% in 2023, of our income from operations after net income attributable to noncontrolling interest.

Nevada: We own 10 inpatient acute care hospitals, 11 free-standing emergency departments, 3 acute outpatient centers and 4 inpatient behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 18% and 16% of our consolidated net revenues during 2024 and 2023, respectively. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 27% in 2024 and 16% in 2023, of our income from operations after net income attributable to noncontrolling interest.

California: We own 5 inpatient acute care hospitals, 2 acute outpatient centers, 9 inpatient behavioral healthcare facilities and 3 behavioral healthcare outpatient facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 11% of our consolidated net revenues during both 2024 and 2023, respectively. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 12% in both 2024 and 2023, of our income from operations after net income attributable to noncontrolling interest.

This geographic concentration makes us particularly sensitive to regulatory, economic, public health, environmental and competitive conditions in those states. Any material change in the current payment programs or regulatory, economic, public health, environmental or competitive conditions in those states could have a disproportionate effect on our overall business results. In addition, certain of our facilities and our operations in those states may be adversely impacted by wildfires (most particularly in California), winter storms, and other severe weather conditions, which adverse weather conditions may be more frequent and/or severe as the result of climate change. Such wildfires, storms or other severe weather conditions may cause considerable disruptions in our operations due to property damage or electrical outages experienced in affected areas by our personnel, payers, vendors and others, and may cause our commercial property insurance premiums and/or self-insured retentions to increase significantly.

Our revenues and results of operations are significantly affected by payments received from the government and other third party payers.

We derive a significant portion of our revenue from third-party payers, including the Medicare and Medicaid programs. Changes in these government programs in recent years have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for healthcare services. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to facilities. Changes resulting from the outcome of the 2024 elections may include increased reliance on Medicare Advantage programs, work requirements for Medicaid waiver program eligibility, increased focus on hospital outpatient site neutral payment policies, and similar initiatives that may reduce the availability of funding for federal healthcare programs or make eligibility for benefits more difficult. There have been proposals to substantially decrease federal funding for state Medicaid Programs. Any significant reduction in federal Medicaid funding to states would likely result in states reducing Medicaid payments to us which would have a material adverse effect on us. We are unable to predict the effect of recent and future policy changes on our operations. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, deterioration in general economic conditions and the funding requirements from the federal healthcare reform legislation, may affect the availability of taxpayer funds for Medicare and Medicaid programs. In addition, the vast majority of the net revenues generated at our behavioral health facilities located in the United Kingdom are derived from governmental payers. If the rates paid or the scope of services covered by governmental payers in the United States or United Kingdom are reduced, there could be a material adverse effect on our business, financial position and results of operations.

As discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Summary of Various State Medicaid Supplemental Payment Programs, we receive revenues from various state and county-based programs, including Medicaid in all states in which we operate. We receive annual Medicaid revenues of approximately $100 million, or greater, from each of Texas, Nevada, California, Illinois, Pennsylvania, Washington, D.C., Kentucky, Florida, Virginia, Massachusetts and Mississippi. We also receive Medicaid disproportionate share hospital payments from certain states including, most significantly,

Texas. Most of these programs are approved on a year-to-year basis and there is no assurance that these revenues will continue at their current rates or at all. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states.

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

In our acute care segment, during the past few years we experienced significant increases in hospital-based physician related expenses, especially in the areas of emergency room care and anesthesiology. We have implemented various initiatives to mitigate the increased expense, to the degree possible, which has moderated the rate of increase experienced during 2024 and 2023. However, significant increases in these physician related expenses could have a material unfavorable impact on our future results of operations.

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

The nationwide shortage of nurses and other clinical staff and support personnel has been a significant operating issue facing us and other healthcare providers. In particular, like others in the healthcare industry, we experienced a shortage of nurses and other clinical staff and support personnel at our acute care and behavioral health care hospitals in many geographic areas which was exacerbated by the COVID‑19 pandemic. In some areas, the increased demand for care during the COVID-19 pandemic put a strain on our resources and staff, which required us to utilize higher‑cost temporary labor and pay premiums above standard compensation for essential workers. Personnel shortages may require us to further enhance wages and benefits to recruit and retain nurses and other clinical staff and support personnel or require us to hire expensive temporary personnel. To the extent we cannot maintain sufficient staffing levels at our hospitals, we may be required to limit the acute and behavioral health care services provided at certain of our hospitals which would have a corresponding adverse effect on our net revenues. In addition, in some markets such as California, there are requirements to maintain specified nurse-staffing levels which could adversely affect our net revenues to the extent we cannot meet those levels. If these states increase mandatory nurse-staffing ratios or additional states in which we operate adopt mandatory nurse-staffing ratios, such changes could significantly affect labor costs and have an adverse impact on revenues if we are required to limit admissions in order to meet the required ratios.

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

Controls imposed by third-party payers designed to reduce admissions and lengths of stay, commonly referred to as “utilization review,” have affected and are expected to continue to affect our facilities. Utilization review entails the review of the admission and course of treatment of a patient by managed care plans. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payer-required preadmission authorization and utilization review and by payer pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Efforts to impose more stringent cost controls are expected to continue. In addition, we have been experiencing increasing rates of denied claims (“denials”) from managed care payers, including managed Medicare, which have reduced our net revenues and increased our operating costs as we devote additional resources to enhanced documentation and collection efforts. Although we cannot predict the effect these factors will have on our operations, significant limits on the scope of services reimbursed, and reimbursements withheld due to denials, could have a material adverse effect on our business, financial position and results of operations.

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

Beginning in 2025 and continuing through 2027, the Medicaid disproportionate share hospital (“DSH”) allotment to the states from federal funds will be reduced. Such reductions have been delayed several times, most recently under the American Relief Act 2025, which delayed the DSH reductions through March 31, 2025. During the reduction period, state Medicaid DSH allotments from federal funds will be reduced by $8 billion annually. Reductions are imposed on states based on percentage of uninsured individuals, Medicaid utilization and uncompensated care. We receive Medicaid DSH payments in certain states including, most significantly, Texas. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

We are subject to uncertainties regarding health care reform.

On March 23, 2010, President Obama signed into law the Legislation. Two primary goals of the Legislation are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses.

Although it was expected that as a result of the Legislation there would be a reduction in uninsured patients, which would reduce our expense from uncollectible accounts receivable, the Legislation makes a number of other changes to Medicare and Medicaid which we believe may have an adverse impact on us. The Legislation revises reimbursement under the Medicare and Medicaid programs to emphasize the efficient delivery of high quality care and contains a number of incentives and penalties under these programs to achieve these goals. The Legislation implements a value-based purchasing program, which will reward the delivery of efficient care. Conversely, certain facilities will receive reduced reimbursement for failing to meet quality parameters; such hospitals will include those with excessive readmission or hospital-acquired condition rates. As a result of the 2024 federal elections and the Braidwood Management v. Becerra litigation currently before the U.S. Supreme Court, it remains unclear what portions of that legislation may remain, or what any replacement or alternative programs may be created by future legislation.

A 2012 U.S. Supreme Court ruling limited the federal government’s ability to expand health insurance coverage by holding unconstitutional sections of the Legislation that sought to withdraw federal funding for state noncompliance with certain Medicaid coverage requirements. Pursuant to that decision, the federal government may not penalize states that choose not to participate in the Medicaid expansion program by reducing their existing Medicaid funding. Therefore, states can choose to accept or not to participate without risking the loss of federal Medicaid funding. As a result, many states, including Texas, have not expanded their Medicaid programs without the threat of loss of federal funding. In the past, CMS has granted section 1115 demonstration waivers providing for work and community engagement requirements for certain Medicaid eligible individuals. The previous Trump administration's section 1115 waiver policy emphasized work requirements, eligibility restrictions on Medicaid, and capped funding. The second Trump administration may, again, take a similar approach.

The Legislation also contained provisions aimed at reducing fraud and abuse in healthcare. The Legislation amended several existing laws, including the federal Anti-Kickback Statute and the False Claims Act, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers. While Congress had previously revised the intent requirement of the Anti-Kickback Statute to provide that a person is not required to “have actual knowledge or specific intent to commit a violation of” the Anti-Kickback Statute in order to be found in violation of such law, the Legislation also provides that any claims for items or services that violate the Anti-Kickback Statute are also considered false claims for purposes of the federal civil False Claims Act. The Legislation provides that a healthcare provider that retains an overpayment in excess of 60 days is subject to the federal civil False Claims Act. The Legislation also expanded the Recovery Audit Contractor program to Medicaid. These amendments also make it easier for severe fines and penalties to be imposed on healthcare providers that violate applicable laws and regulations.

We have partnered with local physicians in the ownership of certain of our facilities. These investments have been permitted under an exception to the physician self-referral law. The Legislation permits existing physician investments in a hospital to continue under a “grandfather” clause if the arrangement satisfies certain requirements and restrictions, but physicians are prohibited from increasing the aggregate percentage of their ownership in the hospital. The Legislation also imposes certain compliance and disclosure requirements upon existing physician-owned hospitals and restricts the ability of physician-owned hospitals to expand the capacity of their facilities. A repeal of the Legislation, in whole or in relevant part, may result in physicians being able to expand ownership interest in hospitals.

Initiatives to repeal or modify the Legislation, in whole or in part, have been persistent. While President Trump did not campaign on repeal of the Legislation, executive and legislative efforts to eliminate or reduce the effect of certain Legislation provisions may yet occur. The ultimate outcomes of legislative attempts to repeal or amend the Legislation and legal challenges to the Legislation are unknown. Legislation has already been enacted that has eliminated the penalty for failing to maintain health coverage that was an integral part of the original Legislation.

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

The Legislation and its implementation have been, and remain, politically controversial. While attempts to repeal the entirety of the Legislation have not been successful to date, a key provision of the Legislation was repealed as part of the Tax Cuts and Jobs Act and on December 14, 2018, a Texas Federal District Court Judge declared the Legislation unconstitutional, reasoning that the individual mandate tax penalty was essential to and not severable from the remainder of the Legislation. The case was appealed to the U.S. Supreme Court which ultimately held in California v. Texas that the plaintiffs lacked standing to challenge the Legislation’s requirement to obtain minimum essential health insurance coverage, or the individual mandate. The Court dismissed the case without specifically ruling on the constitutionality of the Legislation. On September 7, 2022, the same Texas Federal District Court judge, in the case of Braidwood Management v. Becerra, ruled that the requirement that certain health plans cover services with an “A” or “B” recommendation from the U.S. Preventive Services Task Force without cost sharing violates the Appointments Clause of the U.S. Constitution and that the coverage of certain HIV prevention medication violates the Religious Freedom Restoration Act. The government has appealed the decision to the U.S. Supreme Court. We are unable to predict the outcome of this litigation or its potential impact at this time.

The Inflation Reduction Act of 2022 (“IRA”) was passed on August 16, 2022, which among other things, allows for CMS to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with 10 high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. The IRA also continued certain subsidies for individuals to obtain private health insurance under the Legislation through 2025. The effect of the 2024 federal elections on IRA price negotiation provisions or on the likelihood of extended health insurance enrollment subsidies beyond 2025 is not yet known. The Trump administration has already taken steps to undo certain Biden-era executive orders, including those intended to lower drug costs for beneficiaries, and to freeze funding for federal programs. While the administration’s initial freeze has since been rescinded, the administration is likely to make other attempts to reduce federal program expenditures and can generally be expected to oppose increases in ACA and Medicaid enrollment.

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

As part of the CAA, Congress passed legislation aimed at preventing or limiting patient balance billing in certain circumstances. The CAA addresses surprise medical bills stemming from emergency services, out-of-network ancillary providers at in-network facilities, and air ambulance carriers. The legislation prohibits surprise billing when out-of-network emergency services or out-of-network services at an in-network facility are provided, unless informed consent is received. The law provides for a 30-day negotiation period for providers and payers to settle out-of-network claims. If no agreement is reached after this period, either party may opt for a binding independent dispute resolution (“IDR”) process. CMS regulations and guidance implementing the IDR process has been subject to a significant amount of provider-initiated litigation. As a result, portions of those regulations and guidance materials have been vacated by a federal district court, causing CMS to, on several occasions, pause and resume IDR process operations, causing significant delay in the processing of claims. Additionally, arguments made by the plaintiffs in such litigation have included allegations that CMS’s regulations and guidance materials are favorable to payers. For these reasons, there can be no assurances that we will receive timely payments in connection with this process.

We are required to treat patients with emergency medical conditions regardless of ability to pay.

In accordance with our internal policies and procedures, as well as the Emergency Medical Treatment and Active Labor Act, or EMTALA, we provide a medical screening examination to any individual who comes to one of our hospitals while in active labor and/or seeking medical treatment (whether or not such individual is eligible for insurance benefits and regardless of ability to pay) to determine if such individual has an emergency medical condition. If it is determined that such person has an emergency medical condition, we provide such further medical examination and treatment as is required to stabilize the patient’s medical condition, within the facility’s capability, or arrange for transfer of such individual to another medical facility in accordance with applicable law and the treating hospital’s written procedures. Our obligations under EMTALA may increase substantially going forward. If the number of indigent and charity care patients with emergency medical conditions we treat increases significantly, or if regulations expanding our obligations to inpatients under EMTALA is proposed and adopted, our results of operations will be harmed.

If we fail to continue to meet the promoting interoperability criteria related to electronic health record systems (“EHR”), our operations could be harmed.

Pursuant to Health Information Technology for Economic and Clinical Health (“HITECH”) regulations, hospitals that did not qualify as a meaningful user of EHR by 2015 were subject to a reduced market basket update to the inpatient prospective payment system (“IPPS”) standardized amount in 2015 and each subsequent fiscal year. In the 2019 IPPS final rule, CMS re-named the meaningful use program to “promoting interoperability”. We believe that all of our acute care hospitals have met the applicable promoting interoperability criteria and therefore are not subject to a reduced market basked update to the IPPS standardized amount. However, under the HITECH Act, hospitals must continue to meet the applicable criteria in each fiscal year or they will be subject to a market basket update reduction in a subsequent fiscal year. Failure of our acute care hospitals to continue to meet the applicable criteria would have an adverse effect on our future net revenues and results of operations.

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

Our operations in the United Kingdom are also subject to a high level of regulation relating to registration and licensing requirements employee regulation, clinical standards, environmental rules, data protection as well as other areas. We are also subject to a highly regulated business environment, and failure to comply with the various laws and regulations, applicable to us could lead to substantial penalties, and other adverse effects on our business. United Kingdom data protection laws, including the UK Data Protection Act and legislation commonly referred to as the UK GDPR, has required us to implement, and in the future may require us to implement, additional costly, technical and organizational measures designed to protect the privacy and security of each of our patient’s health and related financial information, and other personal information.

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

For example, as discussed elsewhere herein:

•
On March 28, 2024, a jury returned a verdict for compensatory damages of $60 million and punitive damages of $475 million and a related judgment was entered against The Pavilion Behavioral Health System (the “Pavilion”), an indirect subsidiary of the Company. In an order dated October 10, 2024, the trial court ordered a remittitur of punitive damages from $475 million to $120 million. The court denied the Pavilion’s request for reduction of compensatory damages. The Pavilion has filed an appeal of the remaining judgment and the Plaintiff filed a cross appeal of the remittitur of punitive damages. Plaintiff has filed and served a Citation to Discover Assets ("Citation") on the Pavilion as well as Universal Health Services, Inc., and UHS of Delaware, Inc. ("UHS Entities") for the purported purpose of executing on the judgment during the pendency of the appeal. We are currently contesting the Citation as to the UHS Entities who were not parties to the litigation as well as the breadth and scope of the Citation issued to the Pavilion.
•
Cumberland Hospital for Children and Adolescents (“Cumberland”), an indirect subsidiary of the Company, is a defendant in multi-plaintiff lawsuits filed in the Circuit Court for Richmond, Virginia (the “Cumberland Litigation”), relating to allegations of inappropriate sexual contact during medical examinations by Dr. Daniel Davidow, an independent contractor and the former medical director for Cumberland. The Company and UHS of Delaware, Inc., our administrative services subsidiary (“UHS Delaware”), were also named as co-defendants in the Cumberland Litigation. Plaintiffs have asserted claims of negligence, assault and battery (against Dr. Davidow), false imprisonment, violations of the Virginia Consumer Protection Act (“VCPA”), and vicarious liability for Dr. Davidow’s conduct against Cumberland, the Company, and UHS Delaware. The Company and UHS Delaware were dismissed from the action during the trial, which occurred in September, 2024. On September 27, 2024, a jury entered a verdict finding Dr. Davidow and Cumberland liable and awarded these three plaintiffs combined compensatory damages of $60 million for all liability theories, an additional combined $180 million in trebled damages for violation of the VCPA, and an additional combined $120 million in punitive damages. Cumberland is evaluating all legal options and intends to challenge this verdict, including the amounts awarded in the verdict, in post-trial proceedings and on appeal. Based upon Virginia law, we expect that the punitive damage amount should be reduced to a combined maximum of $1.05 million as a matter of law. There are approximately 40 additional plaintiffs making similar allegations with claims pending in the Cumberland Litigation. We expect that the trials for the remaining plaintiffs, as well as any additional plaintiffs, will be scheduled at various times over the next several years and will continue to be tried in small groups.

We are uncertain as to the ultimate financial exposure related to the Pavilion and Cumberland matters (which relate to occurrences in the 2020 policy year) and we can make no assurances regarding timing or substance of their outcome, or the amount of damages that may be ultimately held recoverable after post-judgment proceedings and appeals. As of December 31, 2024, without reduction for any potential amounts related to the Pavilion and Cumberland matters, the Company and its subsidiaries have aggregate insurance coverage of approximately $221 million remaining under commercial policies for matters applicable to the 2020 policy year (in excess of the applicable self-insured retention amounts of $10 million per single occurrence/$25 million for multi-plaintiff matters for professional liability claims and $3 million per occurrence for general liability claims). In the event the resolution of the Pavilion and/or Cumberland matters exhausts all or a significant portion of the remaining commercial insurance coverage available to the Company and its subsidiaries related to other matters that occurred in 2020, or the Pavilion and Cumberland matters cause the posting of large bonds or other collateral during the appeal processes, our future results of operations and capital resources would be materially adversely impacted.

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

All professional and general liability insurance we purchase is subject to policy limitations. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts and jury verdicts, estimates of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. All relevant information, including our own historical experience, applicable per occurrence and aggregate self-insured retentions, and limitations and exclusions pursuant to our commercial insurance policies, is used in estimating our expected liability for self-insured claims. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Given our significant exposure to professional and general liability claims, there can be no assurance that a sharp increase in the number and/or severity of claims asserted against us, and/or reductions in the amount of commercial coverage available to us, will not have a material adverse effect on our future results of operations. In addition, our commercial insurance coverage for the period commencing in March, 2025, contains less favorable terms than previous years including coverage exclusions for incidents involving sexual molestation or abuse, higher premiums and potentially lower aggregate limitations.

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

Changes U.S. and other countries’ trade policies and other factors beyond our control may adversely impact our business and operating results.

Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from where our import products or materials (either directly or through our suppliers) could have an impact on our competitive position, business operations and financial results. In February 2025, the U.S. government imposed or threatened to impose new tariffs, including on imported products from Mexico, Canada and China. The impact of these tariffs is subject to a number of factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any retaliatory responses to such actions that the target countries may take and any mitigating actions that may become available. If significant tariffs or other restrictions are imposed on our imported pharmaceutical ingredients, medical devices, medical equipment and their ingredients and components, there could be significant strain on our supply chains, causing major disruptions in procurement processes and contract negotiations with suppliers due to increased costs, pricing volatility, longer procurement lead times and supply shortages stemming from increased production costs and import restrictions. As a result, we have to attempt to shift increased costs onto insurers and patients (in the form of higher service charges), reduce procurement volumes and delay equipment upgrades to mitigate financial strain. While we continue to evaluate the potential impact of the new tariffs on our business, given the uncertainty regarding the scope and duration of any new tariffs, as well as the potential for additional tariffs or trade barriers by the U.S., Mexico, Canada, China or other countries, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful.

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

As cyber criminals continue to become more sophisticated through evolution of their tactics, techniques and procedures, we have taken, and will continue to take, additional preventive measures to strengthen the cyber defenses of our networks and data. Although we continue to regularly review and enhance our IT systems and cybersecurity controls, we and our third-party provider have experienced, and may experience in the future, cybersecurity incidents. See “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 (as filed on February 27, 2024) for information regarding the 2024 cyber incident at UnitedHealth Group Incorporated and the cyber incident we experienced in 2020. While to date no incident had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. If any of our or our third-party service providers’ systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss or corruption of critical data such as protected health information or other data subject to privacy laws and proprietary business information and interruptions or disruptions and delays in our ability to perform critical functions, which could materially and adversely affect our businesses and results of operations and could result in significant penalties or fines, litigation, loss of customers, significant damage to our reputation and business, and other losses. In the event of a material breach or cyber-attack, the associated expenses and losses may exceed our current insurance coverage for such events. In addition, some adverse consequences are not insurable, such as reputational harm and third-party business interruption. In addition, our future results of operations, as well as our reputation, could be adversely impacted by theft, destruction, loss, or misappropriation of public health information, other confidential data or proprietary business information. Further, consumer confidence in the integrity, availability and confidentiality of information systems and information, including patient personal information and critical operations data, in the healthcare industry generally could be impacted to the extent there are successful cyberattacks at other healthcare services companies, which could have a material adverse effect on our business, financial position or results of operations.

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

In addition, as of December 31, 2024, we had approximately $3.9 billion of goodwill recorded on our consolidated balance sheets. Should the revenues and financial results of our acute care and/or behavioral health care facilities be materially, unfavorably impacted due to, among other things, a worsening of the economic and employment conditions in the United States that could negatively impact our patient volumes and reimbursement rates, a continued rise in the unemployment rate and increases in the number of uninsured patients treated at our facilities, we may incur future charges to recognize impairment in the carrying value of our goodwill and other intangible assets, which could have a material adverse effect on our financial results.

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

To fund all or a portion of our future financing needs, we rely on borrowings from various sources including fixed rate, long-term debt as well as borrowings pursuant to our revolving credit facility. If any of the lenders were unable to fulfill their future commitments, our liquidity could be impacted, which could have a material unfavorable impact our results of operations and financial condition. The increase in interest rates has substantially increased our borrowing costs and reduced our ability to access the capital markets on favorable terms. Additional increases in interest rates and the effect on capital markets could adversely affect our ability to carry out our strategy.

Risks Related to Our Common Stock

The number of outstanding shares of our Class B Common Stock is subject to potential increases or decreases.

At December 31, 2024, 24.4 million shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock. To the extent that these shares were converted into or exercised for shares of Class B Common Stock, the number of shares of Class B Common Stock available for trading in the public market place would increase substantially and the current holders of Class B Common Stock would own a smaller percentage of that class.

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

In July 2024, our Board of Directors authorized a $1.0 billion increase to our stock repurchase program. During 2024, in conjunction with this program, we have repurchased approximately 3.0 million shares at an aggregate cost of approximately $599 million. As of December 31, 2024, we had an aggregate available repurchase authorization of approximately $824 million.

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

As of March 18, 2024, the shares of Class A and Class C Common Stock, which constituted 10.8% of the aggregate outstanding shares of our Common Stock, had the right to elect five members of the Board of Directors and constituted 90.5% of our general voting power as of that date. Also as of that date, the shares of Class B and Class D Common Stock (excluding shares issuable upon exercise of options), which constituted 89.2% of the outstanding shares of our Common Stock, had the right to elect two members of the Board of Directors and constituted 9.5% of our general voting power as of that date.

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

To address cybersecurity risks facing our organization, we have adopted a “continuous risk assessment” process. We engage a third party to conduct a bi-annual National Institute of Technology-Cyber Security Framework assessment to determine the effectiveness of our program and related controls. The results of that assessment are shared with management, which drives prioritization and investment in resources to address those risks. Likewise, annual penetration tests occur to review the efficacy of our technical controls, results which are reviewed by management and resolved in a timely manner. Other factors that feed into our risk management practices are also operational events and incidents, which can lead to controls being reviewed and enhanced.

We also have a mature incident response process in place in the event a cybersecurity incident occurs. This process defines roles, responsibilities and action plans designed to contain and eradicate the issue and then restore systems in the event of a major disruption. Regularly, we conduct tabletop exercises to simulate responses to an incident and implement any insight gained from those exercises to improve our recovery practices. As part of these processes, we regularly engage with assessors, consultants, auditors, and other third parties to review our cybersecurity program to help identify areas for continued focus, improvement, and compliance.

We have a commercial cybersecurity insurance policy that provides for coverage for losses sustained from cybersecurity incidents, subject to certain deductibles and limitations. However, costs and damages associated with cybersecurity incidents could exceed our commercial insurance coverage which could have a material adverse effect on our business, financial position and results of operations.

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

Based on the information available as of the date of this Form 10-K, during our fiscal year 2024 and through the date of this filing, we did not identify any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents (as such terms are defined in Item 106(a) of Regulation S-K), that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For more information on risks to us from cybersecurity threats, see “Risks Related to Information Technology - A cyber security incident could cause a violation of HIPAA, breach of patient or other persons privacy, or other negative impacts.” under “Item 1A. Risk Factors.”

Governance of Cybersecurity

Cybersecurity is an integral part of our risk management program and is an area of focus for our Board of Directors and management. The Audit Committee of our Board of Directors is responsible for the oversight of risks from cybersecurity threats. Members of the Audit Committee receive updates, as warranted, including quarterly updates from our Chief Information Security Officer (“CISO”) regarding matters of cybersecurity, such as key risks facing the healthcare industry and our company, core topics, review of incidents, as well as progress against key information security initiatives. Senior executive leadership also engage in ad-hoc discussions with management on cybersecurity topics. In addition, our Board of Directors are provided with an annual report regarding cybersecurity information and related topics.

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

Executive and Administrative Offices and Commercial Health Insurer

We own various office buildings in King of Prussia and Wayne, Pennsylvania, Brentwood, Tennessee, Denton, Texas and Reno, Nevada.

Facilities

The following tables set forth the name, location, type of facility and, for acute care hospitals and behavioral health care facilities, the number of licensed beds:

Acute Care Hospitals

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Aiken Regional Medical Centers (1)	Aiken, South Carolina	211	Leased
Aurora Pavilion Behavioral Health Services (1)	Aiken, South Carolina	62	Leased
ER at Sweetwater	North Augusta, South Carolina	—	Owned
Centennial Hills Hospital Medical Center	Las Vegas, Nevada	339	Owned
ER at Valley Vista	North Las Vegas, Nevada	—	Owned
ER at West Craig	Las Vegas, Nevada	—	Owned
Corona Regional Medical Center	Corona, California	259	Owned
Desert View Hospital	Pahrump, Nevada	25	Owned
Doctors Hospital of Laredo (6)	Laredo, Texas	183	Owned
Doctors Hospital Emergency Room Saunders	Laredo, Texas	—	Owned
Doctors Hospital Emergency Room South	Laredo, Texas	—	Leased
Doctors Hospital Emergency Room Wright Ranch	Laredo, Texas	—	Owned
Fort Duncan Regional Medical Center	Eagle Pass, Texas	101	Owned
The George Washington University Hospital (17)	Washington, D.C.	395	Leased
Henderson Hospital	Henderson, Nevada	303	Owned
ER at Cadence	Henderson, Nevada	—	Owned
ER at Green Valley Ranch	Henderson, Nevada	—	Owned
Lakewood Ranch Medical Center	Lakewood Ranch, Florida	120	Owned
ER at Fruitville	Sarasota, Florida	—	Owned
Manatee Memorial Hospital	Bradenton, Florida	295	Owned
ER at Palma Sola	Bradenton, Florida	—	Owned
ER at Sun City Center	Wimauma, Florida	—	Owned
Manatee ER at Bayshore Gardens	Bradenton, Florida	—	Owned
Northern Nevada Medical Center	Sparks, Nevada	124	Owned

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Northwest Specialty Hospital (Behavioral Health)	Reno, Nevada	70	Owned
Sierra Medical Center	Reno, Nevada	158	Owned
ER at Damonte Ranch	Reno, Nevada	—	Owned
ER at McCarran NW	Reno, Nevada	—	Owned
ER at Spanish Springs	Sparks, Nevada	—	Owned
Northwest Texas Healthcare System	Amarillo, Texas	405	Owned
Northwest Texas Healthcare System Behavioral Health	Amarillo, Texas	90	Owned
Northwest Emergency at Tascosa	Amarillo, Texas	—	Owned
Northwest Emergency at Town Square	Amarillo, Texas	—	Owned
Northwest Emergency on Georgia	Amarillo, Texas	—	Owned
Palmdale Regional Medical Center	Palmdale, California	184	Owned
South Texas Health System (2)
South Texas Health System Edinburg/South Texas Health System Children’s (2)	Edinburg, Texas	294	Owned
South Texas Health System Behavioral (2)	Edinburg, Texas	134	Owned
South Texas Health System Heart (2)	McAllen, Texas	60	Owned
South Texas Health System McAllen (1) (2)	McAllen, Texas	431	Leased
South Texas Health System ER Alamo (2)	Alamo, Texas	—	Owned
South Texas Health System ER McColl (2)	Edinburg, Texas	—	Owned
South Texas Health System ER Mission (1) (2)	Mission, Texas	—	Leased
South Texas Health System ER Monte Cristo (2)	Edinburg, Texas	—	Owned
South Texas Health System ER Pharr (2)	Pharr, Texas	—	Owned
South Texas Health System ER Ware Road (2)	McAllen, Texas	—	Owned
South Texas Health System ER Weslaco (1) (2)	Weslaco, Texas	—	Leased
Southwest Healthcare System
Southwest Healthcare Inland Valley Hospital	Wildomar, California	120	Owned
Southwest Healthcare Rancho Springs Hospital	Murrieta, California	120	Owned
Spring Valley Hospital Medical Center	Las Vegas, Nevada	364	Owned
ER at Blue Diamond	Las Vegas, Nevada	—	Owned
Valley Health Specialty Hospital	Las Vegas, Nevada	66	Owned
St. Mary’s Regional Medical Center	Enid, Oklahoma	229	Owned
Summerlin Hospital Medical Center	Las Vegas, Nevada	490	Owned
ER at South Summerlin	Las Vegas, Nevada	—	Owned
Temecula Valley Hospital	Temecula, California	140	Owned
Texoma Medical Center	Denison, Texas	354	Owned
TMC Behavioral Health Center	Sherman, Texas	60	Owned
ER at Anna	Anna, Texas	—	Owned
ER at Sherman	Sherman, Texas	—	Owned
Valley Hospital Medical Center	Las Vegas, Nevada	306	Owned
Elite Medical Center (ER)	Las Vegas, Nevada	—	Owned
ER at Desert Springs	Las Vegas, Nevada	—	Owned
ER at North Las Vegas	North Las Vegas, Nevada	—	Owned
Wellington Regional Medical Center (1)	Wellington, Florida	235	Leased
ER at Westlake	Westlake, Florida	—	Leased
West Henderson Hospital…………………………………..	Henderson, Nevada	150	Owned

Inpatient Behavioral Health Care Facilities

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Alabama Clinical Schools	Birmingham, Alabama	80	Owned
Alliance Health Center	Meridian, Mississippi	214	Owned
Anchor Hospital	Atlanta, Georgia	122	Owned
Arbour Hospital	Jamaica Plain, Massachusetts	142	Owned
Arrowhead Behavioral Health (14)	Maumee, Ohio	48	Owned
Aspen Grove Behavioral Hospital	Orem, Utah	80	Owned
Austin Oaks Hospital	Austin, Texas	80	Owned
Beaumont Behavioral Health (16)	Dearborn, Michigan	144	Leased
Behavioral Hospital of Bellaire	Houston, Texas	124	Leased
Belmont Pines Hospital	Youngstown, Ohio	127	Owned
Benchmark Behavioral Health Systems	Woods Cross, Utah	94	Owned
BHC Alhambra Hospital	Rosemead, California	115	Owned
Black Bear Lodge	Sautee Nacoochee, Georgia	115	Owned
Bloomington Meadows Hospital	Bloomington, Indiana	78	Owned
Brentwood Behavioral Healthcare	Flowood, Mississippi	133	Owned
Brentwood Hospital	Shreveport, Louisiana	260	Owned
The Bridgeway	North Little Rock, Arkansas	127	Owned
The Brook Hospital—Dupont	Louisville, Kentucky	88	Owned
The Brook Hospital—KMI	Louisville, Kentucky	110	Owned
Brooke Glen Behavioral Hospital	Fort Washington, Pennsylvania	146	Owned
Brynn Marr Hospital	Jacksonville, North Carolina	102	Owned
Calvary Healing Center	Phoenix, Arizona	68	Owned
Canyon Creek Behavioral Health (1)	Temple, Texas	102	Leased
Canyon Ridge Hospital	Chino, California	157	Owned
The Carolina Center for Behavioral Health	Greer, South Carolina	156	Owned
Cedar Creek Hospital	St. Johns, Michigan	69	Owned
Cedar Hills Hospital (7)	Portland, Oregon	98	Owned
Cedar Ridge Behavioral Hospital	Oklahoma City, Oklahoma	60	Owned
Cedar Ridge Behavioral Hospital at Bethany	Bethany, Oklahoma	56	Owned
Cedar Ridge Residential Treatment Center	Oklahoma City, Oklahoma	56	Owned
Cedar Springs Hospital	Colorado Springs, Colorado	110	Owned
Centennial Peaks Hospital	Louisville, Colorado	104	Owned
Center for Change	Orem, Utah	66	Owned
Central Florida Behavioral Hospital	Orlando, Florida	174	Owned
Clarion Psychiatric Center	Clarion, Pennsylvania	112	Owned
Clive Behavioral Health (1) (11)	Clive, Iowa	100	Leased
Coastal Behavioral Health	Savannah, Georgia	50	Owned
Coastal Harbor Treatment Center	Savannah, Georgia	145	Owned
Columbus Behavioral Center for Children and Adolescents	Columbus, Indiana	57	Owned
Compass Intervention Center	Memphis, Tennessee	148	Owned
Copper Hills Youth Center	West Jordan, Utah	164	Owned
Coral Shores Behavioral Health	Stuart, Florida	80	Owned
Cumberland Hall Hospital	Hopkinsville, Kentucky	97	Owned
Cumberland Hospital for Children and Adolescents	New Kent, Virginia	108	Owned
Cypress Creek Hospital	Houston, Texas	128	Owned
Del Amo Behavioral Health System	Torrance, California	166	Owned
Diamond Grove Center	Louisville, Mississippi	61	Owned
Dover Behavioral Health System	Dover, Delaware	104	Owned
El Paso Behavioral Health System	El Paso, Texas	166	Owned
Emerald Coast Behavioral Hospital	Panama City, Florida	86	Owned
Fairfax
Fairfax Behavioral Health	Kirkland, Washington	157	Owned
Fairfax Behavioral Health—Everett	Everett, Washington	30	Leased
Fairfax Behavioral Health—Monroe	Monroe, Washington	34	Leased
Fairmount Behavioral Health System	Philadelphia, Pennsylvania	239	Owned

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Forest View Hospital	Grand Rapids, Michigan	108	Owned
Fort Lauderdale Behavioral Health Center	Fort Lauderdale, Florida	182	Owned
Foundations Behavioral Health	Doylestown, Pennsylvania	122	Leased
Foundations for Living	Mansfield, Ohio	84	Owned
Fox Run Center	St. Clairsville, Ohio	100	Owned
Fremont Hospital	Fremont, California	148	Owned
Friends Hospital (13)	Philadelphia, Pennsylvania	219	Owned
Fuller Hospital	Attleboro, Massachusetts	109	Owned
Garfield Park Behavioral Hospital	Chicago, Illinois	88	Owned
Glen Oaks Hospital	Greenville, Texas	54	Owned
Granite Hills Hospital	West Allis, Wisconsin	120	Leased
Gulf Coast Treatment Center	Fort Walton Beach, Florida	28	Owned
Gulfport Behavioral Health System	Gulfport, Mississippi	109	Owned
Hampton Behavioral Health Center	Westampton, New Jersey	120	Owned
Harbor Point Behavioral Health Center	Portsmouth, Virginia	186	Owned
Hartgrove Behavioral Health System	Chicago, Illinois	160	Owned
Havenwyck Hospital	Auburn Hills, Michigan	253	Owned
Heartland Behavioral Health Services	Nevada, Missouri	137	Owned
Heritage Oaks Hospital	Sacramento, California	125	Owned
Heritage Oaks Patient Enrichment Center	Sacramento, California	16	Owned
Hermitage Hall	Nashville, Tennessee	111	Owned
Hickory Trail Hospital	DeSoto, Texas	86	Owned
Highlands Behavioral Health System	Littleton, Colorado	86	Owned
Hill Crest Behavioral Health Services	Birmingham, Alabama	221	Owned
Holly Hill Hospital	Raleigh, North Carolina	296	Owned
The Horsham Clinic	Ambler, Pennsylvania	206	Owned
HRI Hospital	Brookline, Massachusetts	66	Owned
The Hughes Center	Danville, Virginia	96	Owned
Inland Northwest Behavioral Health (9)	Spokane, Washington	100	Owned
Intermountain Hospital	Boise, Idaho	155	Owned
Kempsville Center for Behavioral Health	Norfolk, Virginia	106	Owned
KeyStone Center	Chester, Pennsylvania	153	Owned
Kingwood Pines Hospital	Kingwood, Texas	116	Owned
La Amistad Behavioral Health Services	Maitland, Florida	85	Owned
Lakeside Behavioral Health System	Memphis, Tennessee	373	Owned
Lancaster Behavioral Health Hospital (8)	Lancaster, Pennsylvania	126	Owned
Laurel Heights Hospital	Atlanta, Georgia	132	Owned
Laurel Oaks Behavioral Health Center	Dothan, Alabama	118	Owned
Laurel Ridge Treatment Center	San Antonio, Texas	330	Owned
Liberty Point Behavioral Healthcare	Stauton, Virginia	42	Owned
Lighthouse Behavioral Health Hospital	Conway, South Carolina	105	Owned
Lighthouse Care Center of Augusta	Augusta, Georgia	82	Owned
Lincoln Prairie Behavioral Health Center	Springfield, Illinois	97	Owned
Lincoln Trail Behavioral Health System	Radcliff, Kentucky	140	Owned
Mayhill Hospital	Denton, Texas	59	Leased
McDowell Center for Children	Dyersburg, Tennessee	32	Owned
The Meadows Psychiatric Center	Centre Hall, Pennsylvania	119	Owned
Meridell Achievement Center	Liberty Hill, Texas	134	Owned
Mesilla Valley Hospital	Las Cruces, New Mexico	120	Owned
Michael’s House	Palm Springs, California	60	Owned
Michiana Behavioral Health	Plymouth, Indiana	83	Owned
Midwest Center for Youth and Families	Kouts, Indiana	75	Owned
Millwood Hospital	Arlington, Texas	134	Leased
Mountain Youth Academy	Mountain City, Tennessee	122	Owned
Newport News Behavioral Health Center	Newport News, Virginia	132	Owned

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
North Spring Behavioral Healthcare	Leesburg, Virginia	127	Leased
North Star Hospital	Anchorage, Alaska	74	Owned
Chris Kyle Patriots Hospital	Anchorage, Alaska	66	Owned
North Star DeBarr Residential Treatment Center	Anchorage, Alaska	30	Owned
North Star Palmer Residential Treatment Center	Palmer, Alaska	30	Owned
Oak Plains Academy	Ashland City, Tennessee	60	Owned
Okaloosa Youth Academy	Crestview, Florida	72	Leased
Old Vineyard Behavioral Health Services	Winston-Salem, North Carolina	164	Owned
Palm Point Behavioral Health	Titusville, FL	74	Owned
Palm Shores Behavioral Health Center	Bradenton, Florida	65	Owned
Palmetto Lowcountry Behavioral Health	North Charleston, South Carolina	108	Owned
Palo Verde Behavioral Health	Tucson, Arizona	84	Owned
Parkwood Behavioral Health System	Olive Branch, Mississippi	148	Owned
The Pavilion Behavioral Health System	Champaign, Illinois	122	Owned
Peachford Hospital	Atlanta, Georgia	246	Owned
Pembroke Hospital	Pembroke, Massachusetts	120	Owned
Pinnacle Pointe Behavioral Healthcare System	Little Rock, Arkansas	127	Owned
Poplar Springs Hospital	Petersburg, Virginia	208	Owned
Prairie St John’s	Fargo, North Dakota	132	Owned
PRIDE Institute	Eden Prairie, Minnesota	42	Owned
Provo Canyon School	Provo, Utah	250	Owned
Psychiatric Institute of Washington	Washington, D.C.	130	Owned
Quail Run Behavioral Health	Phoenix, Arizona	116	Owned
The Ridge Behavioral Health System	Lexington, Kentucky	110	Owned
Rivendell Behavioral Health Hospital	Bowling Green, Kentucky	125	Owned
Rivendell Behavioral Health Services of Arkansas	Benton, Arkansas	80	Owned
River Oaks Hospital	Harahan, Louisiana	126	Owned
River Park Hospital	Huntington, West Virginia	187	Owned
River Point Behavioral Health	Jacksonville, Florida	84	Owned
River Vista Behavioral Health	Madera, California	128	Owned
Riveredge Hospital	Forest Park, Illinois	210	Owned
Rockford Center	Newark, Delaware	148	Owned
Rolling Hills Hospital	Franklin, Tennessee	130	Owned
Roxbury Treatment Center	Shippensburg, Pennsylvania	112	Owned
Saint Simons By-The-Sea	Saint Simons Island, Georgia	101	Owned
Salt Lake Behavioral Health	Salt Lake City, Utah	118	Leased
San Marcos Treatment Center	San Marcos, Texas	265	Owned
SandyPines Residential Treatment Center	Jupiter, Florida	149	Owned
Sierra Vista Hospital	Sacramento, California	171	Owned
Skywood Recovery	Augusta, Michigan	100	Owned
Southeast Behavioral Health (15)	Cape Girardeau, Missouri	102	Owned
Spring Mountain Sahara	Las Vegas, Nevada	30	Owned
Spring Mountain Treatment Center	Las Vegas, Nevada	110	Owned
Springwoods Behavioral Health	Fayetteville, Arkansas	80	Owned
Stonington Institute	North Stonington, Connecticut	64	Owned
Streamwood Behavioral Healthcare System	Streamwood, Illinois	178	Owned
Summit Oaks Hospital	Summit, New Jersey	126	Owned
SummitRidge Hospital	Lawrenceville, Georgia	106	Owned
Suncoast Behavioral Health Center	Bradenton, Florida	60	Owned
Texas NeuroRehab Center	Austin, Texas	137	Owned
Three Rivers Behavioral Health	West Columbia, South Carolina	129	Owned
Three Rivers Midlands	West Columbia, South Carolina	64	Owned
Turning Point Care Center	Moultrie, Georgia	79	Owned
University Behavioral Center	Orlando, Florida	112	Owned
University Behavioral Health of Denton	Denton, Texas	104	Owned

United States:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Valle Vista Health System	Greenwood, Indiana	140	Owned
Valley Hospital	Phoenix, Arizona	122	Owned
Via Linda Behavioral Hospital (12)	Scottsdale, Arizona	120	Leased
The Vines Hospital	Ocala, Florida	98	Owned
Virginia Beach Psychiatric Center	Virginia Beach, Virginia	100	Owned
Wekiva Springs Center	Jacksonville, Florida	120	Owned
Wellstone Regional Hospital	Jeffersonville, Indiana	100	Owned
West Oaks Hospital	Houston, Texas	176	Owned
Willow Springs Center	Reno, Nevada	116	Owned
Windmoor Healthcare of Clearwater	Clearwater, Florida	144	Owned
Windsor Laurelwood Center for Behavioral Medicine	Willoughby, Ohio	160	Leased
Wyoming Behavioral Institute	Casper, Wyoming	137	Owned

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Adarna House	Bradford, UK	9	Owned
Adele Cottages	Rainworth, UK	4	Owned
Amberwood Lodge	Dorset, UK	9	Owned
Ashbrook	Birmingham, UK	16	Owned
Ashfield House	Huddersfield, UK	6	Owned
Beacon House Lower	Bradford, UK	8	Owned
Beacon House Upper	Bradford, UK	8	Owned
Beckly	Halifax, UK	12	Owned
Beeches	Retford, UK	12	Owned
Birches	Newark, UK	6	Owned
Broughton House	Lincolnshire, UK	34	Owned
Broughton Lodge	Macclesfield, UK	20	Owned
Chaseways	Sawbridgeworth, UK	6	Owned
Cherry Tree House	Mansfield Woodhouse, UK	6	Owned
Colchester – Chestnut Court	Essex, UK	8	Owned
Conifers	Derby, UK	7	Owned
Cygnet Acer	Chesterfield, UK	14	Owned
Cygnet Acer 2	Chesterfield, UK	14	Owned
Cygnet Alders Clinic	Gloucester, UK	20	Owned
Cygnet Appletree	Meadowfield, UK	26	Owned
Cygnet Aspen Clinic	Doncaster, UK	16	Owned
Cygnet Aspen House	Doncaster, UK	20	Owned
Cygnet Bostall House	Abbey Wood, UK	6	Owned
Cygnet Brunel	Bristol, UK	32	Owned
Cygnet Cedar Vale	East Bridgeford, UK	16	Owned
Cygnet Cedars	Birmingham, UK	24	Owned
Cygnet Churchill	London, UK	57	Owned
Cygnet Delfryn House	Flintshire, UK	28	Owned
Cygnet Delfryn Lodge	Flintshire, UK	24	Owned
Cygnet Elms	Birmingham, UK	10	Owned
Cygnet Fountains	Blackburn, UK	34	Owned
Cygnet Grange	Sutton-in-Ashfield, UK	8	Owned
Cygnet Heathers	West Bromwich, UK	20	Owned
Cygnet Hospital—Beckton	London, UK	62	Owned
Cygnet Hospital—Bierley	Bradford, UK	63	Owned
Cygnet Hospital—Blackheath	London, UK	32	Leased

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Cygnet Hospital—Bury	Bury, UK	187	Owned
Cygnet Hospital—Clifton	Nottingham, UK	25	Owned
Cygnet Hospital—Derby	Derby, UK	50	Owned
Cygnet Hospital—Ealing	Ealing, UK	26	Owned
Cygnet Hospital—Godden Green	Sevenoaks, UK	39	Owned
Cygnet Hospital—Harrogate	Harrogate, UK	36	Owned
Cygnet Hospital—Harrow	Harrow, UK	64	Owned
Cygnet Hospital—Hexham	Hexham, UK	27	Owned
Cygnet Hospital—Kewstoke	Kewstoke, UK	72	Owned
Cygnet Hospital—Maidstone	Maidstone, UK	65	Owned
Cygnet Hospital—Oldbury .	Oldbury, UK	27	Owned
Cygnet Hospital—Sheffield	Sheffield, UK	57	Owned
Cygnet Hospital—Sherwood	Mansfield, UK	44	Owned
Cygnet Hospital—Stevenage	Stevenage, UK	88	Owned
Cygnet Hospital—Taunton	Taunton, UK	57	Owned
Cygnet Hospital—Woking	Woking, UK	62	Owned
Cygnet Hospital—Wolverhampton	Wolverhampton, UK	29	Owned
Cygnet Hospital—Wyke	Bradford, UK	52	Owned
Cygnet Hospital Colchester - Highwoods	Colchester, UK	20	Owned
Cygnet Hospital Colchester - Larch Court	Essex, UK	4	Owned
Cygnet Hospital Colchester - Oak Court	Essex, UK	12	Owned
Cygnet Hospital Colchester - Ramsey	Colchester, UK	21	Owned
Cygnet Joyce Parker Hospital	Coventry, UK	57	Owned
Cygnet Lodge	Sutton-in-Ashfield, UK	8	Owned
Cygnet Lodge—Brighouse	Brighouse, UK	25	Owned
Cygnet Lodge—Kenton	Middlesex, UK	15	Owned
Cygnet Lodge—Lewisham	London, UK	17	Owned
Cygnet Lodge—Salford	Manchester, UK	24	Owned
Cygnet Lodge—Woking	Woking, UK	32	Owned
Cygnet Manor	Shirebrook, UK	20	Owned
Cygnet Newham House	Middlesbrough, UK	20	Owned
Cygnet Nield House	Crewe, UK	30	Owned
Cygnet Oaks	Barnsley, UK	35	Owned
Cygnet Paddocks	Widnes, UK	30	Owned
Cygnet Pindar House	Barnsley, UK	22	Owned
Cygnet Raglan House	West Midlands, UK	25	Owned
Cygnet Sedgley House	Wolverhampton, UK	20	Owned
Cygnet Sedgley Lodge	Wolverhampton, UK	14	Owned
Cygnet Sherwood House	Mansfield, UK	30	Owned
Cygnet Sherwood Lodge	Mansfield, UK	17	Owned
Cygnet St. Augustine’s	Stoke on Trent, UK	32	Owned
Cygnet St. Teilo House	Gwent, UK	23	Owned
Cygnet St. Williams	Darlington, UK	12	Owned
Cygnet Storthfield House	Derbyshire, UK	22	Owned
Cygnet Victoria House	Darlington, UK	26	Owned
Cygnet Views	Matlock, UK	10	Owned
Cygnet Wallace Hospital	Dundee, UK	10	Owned
Cygnet Wast Hills	Birmingham, UK	26	Owned
Dene Brook	Rotherham, UK	13	Owned
Devon Lodge	Southampton, UK	12	Owned
Dove Valley Mews	Barnsley, UK	10	Owned
Ducks Halt	Essex, UK	5	Owned
Ellen Mhor	Dundee, UK	12	Owned
Elston House	Newark, UK	8	Owned
Fairways	Ipswich, UK	8	Owned

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
The Fields	Sheffield, UK	54	Owned
Gables	Essex, UK	7	Owned
Gledcliffe Road	Huddersfield, UK	6	Owned
Gledholt	Huddersfield, UK	9	Owned
Gledholt Mews	Huddersfield, UK	21	Owned
Glyn House	Stoke on Trent, UK	5	Owned
Hansa Lodge	Rainham, UK	5	Owned
Hawkstone	Keighley, UK	10	Owned
Hollyhurst	Darlington, UK	19	Owned
Hope House	Hartlepool, UK	11	Owned
Kirkside House	Leeds, UK	7	Owned
Kirkside Lodge	Leeds, UK	8	Owned
Langdale Coach House	Huddersfield, UK	3	Owned
Langdale House	Huddersfield, UK	8	Owned
Lindsay House	Dundee, UK	2	Owned
Longfield House	Bradford, UK	9	Owned
Lowry House	Hyde, UK	12	Owned
Malborn & Teroan	Mansfield, UK	6	Owned
Marion House	Derby, UK	5	Owned
Meadows Mews	Tipton, UK	10	Owned
Morgan House	Stoke on Trent, UK	5	Owned
Nightingale	Dorset, UK	10	Owned
Norcott House	Liversedge, UK	11	Owned
Norcott Lodge	Liversedge, UK	9	Owned
Oakhurst Lodge	Hampshire, UK	8	Owned
Oaklands	Northumberland, UK	19	Owned
Old Leigh House	Essex, UK	7	Leased
The Orchards	Essex, UK	5	Owned
Outwood	Leeds, UK	10	Owned
Oxley Lodge	Huddersfield, UK	4	Owned
Oxley Woodhouse	Huddersfield, UK	13	Owned
Pines	Mansfield Woodhouse, UK	7	Owned
Ranaich House	Dunblane, UK	14	Owned
Redlands	Darlington, UK	5	Owned
Rhyd Alyn	Flintshire, UK	6	Owned
River View	Darlington, UK	4	Owned
Shear Meadow	Hemel Hempstead, UK	4	Owned
Sherwood Lodge Step Down	Mansfield, UK	9	Owned
The Squirrels	Hampshire, UK	9	Owned
4, 5, 7 The Sycamores	South Normanton, UK	6	Owned
15 The Sycamores	South Normanton, UK	4	Owned
Tabley House Nursing Home	Knutsford, UK	51	Leased
Thistle House	Dundee, UK	10	Owned
Thornfield Grange	Bishop Auckland, UK	9	Owned
Thornfield House	Bradford, UK	7	Owned
Thors Park	Essex, UK	14	Owned
Toller Road	Leicestershire, UK	8	Owned
Trinity House	Lockerbie, UK	13	Owned
Trinity Lodge	Lockerbie, UK	6	Owned
Tupwood Gate Nursing Home	Caterham, UK	33	Owned
Ty Alarch	Merthyr Tydfil	6	Owned
1Vincent Court	Lancashire, UK	5	Owned
Walkern Lodge	Stevenage, UK	4	Owned
Willow House	Birmingham, UK	8	Owned
Woodcross & Turls Hill	Wolverhampton, UK	8	Owned

United Kingdom:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Woodrow House	Stockport, UK	9	Owned

Puerto Rico:
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
First Hospital Panamericano—Cidra	Cidra, Puerto Rico	165	Owned
First Hospital Panamericano—Ponce	Ponce, Puerto Rico	30	Owned
First Hospital Panamericano—San Juan	San Juan, Puerto Rico	45	Owned

Outpatient Behavioral Health Care Facilities

United States:
Name of Facility	Location	Real Property Ownership Interest
Arbour Counseling Services	Rockland, Massachusetts	Owned
The Canyon at Santa Monica	Los Angeles, California	Leased
Foundations Health High Point	High Point, North Carolina	Leased
Foundations San Francisco	San Francisco, California	Leased
Michael’s House Outpatient	Palm Springs, California	Leased
The Pointe Outpatient Behavioral Health Services	Little Rock, Arkansas	Leased
The Recovery Center	Wichita Falls, Texas	Leased
Saint Louis Behavioral Medicine Institute	St. Louis, Missouri	Owned
Skywood Outpatient	Royal Oak, Michigan	Leased
Talbott Recovery	Atlanta, Georgia	Owned
Thousand Branches Wellness, Arden Hills	Arden Hills, Minnesota	Leased
Thousand Branches Wellness, Chicago Loop	Chicago, Illinois	Leased
Thousand Branches Wellness, Houston	Houston, Texas	Leased
Thousand Branches Wellness, Mission Valley	San Diego, California	Leased

United Kingdom:
Name of Facility	Location	Real Property Ownership Interest
Long Eaton Day Services	Nottingham, UK	Owned
Sheffield Day Services	Sheffield, UK	Owned

Outpatient Centers and Surgical Hospital
Name of Facility	Location	Real Property Ownership Interest

Cancer Care Institute of Carolina	Aiken, South Carolina	Owned
Cardiovascular Institute of Amarillo (19)	Amarillo, TX	Leased
Cornerstone Regional Hospital (3)	Edinburg, Texas	Leased
Las Vegas Institute for Advanced Surgery (19)	Las Vegas, NV	Leased

Outpatient Centers and Surgical Hospital
Name of Facility	Location	Real Property Ownership Interest

Manatee Diagnostic Center	Bradenton, Florida	Leased
Palms Wellington Surgical Center (5)	Royal Palm Beach, Florida	Leased
Personalized Radiation Oncology (18)	Reno, Nevada	Leased
Quail Surgical and Pain Management Center (10)	Reno, Nevada	Leased
Riverside Medical Clinic Surgery Center	Riverside, California	Leased
The Surgery Center of Aiken	Aiken, South Carolina	Owned
Temecula Valley Day Surgery (4)	Murrieta, California	Leased

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
(6)
We hold a 93% ownership interest in this facility through both general and limited partnership interests. The remaining 7% ownership interest is held by unaffiliated third parties.
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
(19)
We hold a 51% ownership interest in this facility. The remaining 49% ownership interest is held by unaffiliated third parties.

We own or lease medical office buildings adjoining some of our hospitals. We believe that the leases on the facilities, medical office buildings and other real estate leased or owned by us do not impose any material limitation on our operations. The aggregate lease payments on facilities leased by us were $110 million in 2024, $107 million in 2023 and $104 million in 2022.

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

The number of stockholders of record as of January 31, 2025, were as follows:

Class A Common	17
Class B Common	230
Class C Common	1
Class D Common	80

Stock Repurchase Programs

As of January 1, 2024, we had an aggregate available repurchase authorization of $422.9 million under our stock repurchase program. In July, 2024, our Board of Directors authorized a $1.0 billion increase in our stock repurchase program. Pursuant to this program, shares of our Class B Common Stock may be repurchased, from time to time as conditions allow, on the open market or in negotiated private transactions. There is no expiration date for our stock repurchase programs.

As reflected below, during the fourth quarter of 2024, we have repurchased approximately 1.25 million shares at an aggregate cost of approximately $249.6 million (average price of $199.42 per share) pursuant to the terms of our stock repurchase program. In addition, during the three-month period ended December 31, 2024, 2,653 shares were repurchased in connection with income tax withholding obligations resulting from stock-based compensation programs. For the year ended December 31, 2024, we have repurchased approximately 2.98 million shares at an aggregate cost of approximately $598.5 million (average price of $200.65 per share). In addition, for the year ended December 31, 2024, 375,248 shares were repurchased in connection with income tax withholding obligations resulting from stock-based compensation programs.

As of December 31, 2024, we had an aggregate available repurchase authorization of $824.4 million pursuant to our stock repurchase program.

During the period of October 1, 2024 through December 31, 2024, we repurchased the following shares:

	Additional Dollars Authorized For Repurchase (in thousands)	Total number of shares purchased (1)	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs (2)	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of dollars that may yet be purchased under the program (in thousands)
October, 2024	—	255,848	—	$0.01	255,000	$205.85	$52,491	$1,021,490
November, 2024	—	747,874	—	$0.01	746,745	$203.71	$152,121	$869,369
December, 2024	—	250,676	—	$0.01	250,000	$180.03	$45,008	$824,361
Total October through December	$—	1,254,398	—	$0.01	1,251,745	$199.42	$249,620

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

Dividends

During the year ended December 31, 2024 we paid dividends of $0.80 per share. Dividend equivalents are accrued on unvested restricted stock units and are paid upon vesting of the restricted stock unit.

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

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the stock included in the Standard & Poor’s 500 Index and a Peer Group Index during the five-year period ended December 31, 2024. The graph assumes an investment of $100 made in our common stock and each Index as of January 1, 2020 and has been weighted based on market capitalization. Note that our common stock price performance shown below should not be viewed as being indicative of future performance.

Companies in the peer group, which consist of companies in the S&P 500 Index or S&P MidCap 400 Index are as follows: Acadia Healthcare Company, Inc., Community Health Systems, Inc., HCA Healthcare, Inc., and Tenet Healthcare Corporation.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
2019
2020
2021
2022
2023
2024
Universal Health Services
S&P 500 Index
Peer Group

Company Name / Index	2019 Base	2020	2021	2022	2023	2024
Universal Health Services, Inc.	$100.00	$96.00	$91.04	$99.57	$108.37	$128.07
S&P 500 Index	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
Peer Group	$100.00	$114.05	$180.63	$167.00	$191.10	$213.16
ITEM 6. [RESERVED]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to promote an understanding of our operating results and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the Consolidated Financial Statements, as included in this Annual Report on Form 10-K. The MD&A contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under Item 1A. Risk Factors, and below in Forward-Looking Statements and Risk Factors and as included elsewhere in this Annual Report on Form 10-K. This section generally discusses our results of operations for the year ended December 31, 2024, as compared to the year ended December 31, 2023. For discussion of our result of operations and changes in our financial condition for the year ended December 31, 2023 as compared to the year ended December 31, 2022, please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on February 27, 2024.

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals and outpatient facilities and behavioral health care facilities.

As of February 26, 2025, we owned and/or operated 359 inpatient facilities and 60 outpatient and other facilities, including the following, located in 39 states, Washington, D.C., the United Kingdom and Puerto Rico:

Acute care facilities located in the U.S.:

•
28 inpatient acute care hospitals;
•
33 free-standing emergency departments, and;
•
10 outpatient centers & 1 surgical hospital.

Behavioral health care facilities (331 inpatient facilities and 16 outpatient facilities):

Located in the U.S.:

•
181 inpatient behavioral health care facilities, and;
•
14 outpatient behavioral health care facilities.

Located in the U.K.:

•
147 inpatient behavioral health care facilities, and;
•
2 outpatient behavioral health care facilities.

Located in Puerto Rico:

•
3 inpatient behavioral health care facilities.

Net revenues from our acute care hospitals, outpatient facilities and commercial health insurer accounted for 56% of our consolidated net revenues during 2024 and 57% during 2023. Net revenues from our behavioral health care facilities and commercial health insurer accounted for 44% of our consolidated net revenues during 2024 and 43% during 2023.

Our behavioral health care facilities located in the U.K. generated net revenues of approximately $880 million in 2024 and $761 million in 2023. Total assets at our U.K. behavioral health care facilities were approximately $1.358 billion as of December 31, 2024 and $1.327 billion as of December 31, 2023.

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

Forward-Looking Statements and Risk Factors

You should carefully review the information contained in this Annual Report, and should particularly consider any risk factors that we set forth in this Annual Report on Form 10-K for the year ended December 31, 2024, and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Annual Report, we state our beliefs of future events and of our future financial performance. This Annual Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, or the negative of those words and expressions, as well as statements in future tense, identify forward-looking statements. In evaluating those statements, you should specifically consider various factors, including the risks related to healthcare industry trends and those set forth herein in Item 1A. Risk Factors. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

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
•
the increase in interest rates during the past few years has increased our interest expense significantly thereby reducing our free cash flow. As such, although interest rates have moderated more recently, the effects of increased borrowing rates have adversely impacted our results of operations, financial condition and cash flows. We cannot predict future changes to interest rates, however, significant increases in our borrowing rates could have a material unfavorable impact on our future results of operations and our ability to access the capital markets on favorable terms;
•
President Biden signed into law fiscal year 2025 appropriations to federal agencies for continuing projects and activities through March 14, 2025. We cannot predict whether or not there will be future legislation averting a federal government shutdown, however, our operating cash flows and results of operations could be materially unfavorably impacted by a federal government shutdown;
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
•
our ability to comply with the existing laws and government regulations, and/or changes in laws and government regulations, including the recently enacted and proposed significant new tariffs. Significant tariffs or other restrictions, if imposed on our imported pharmaceutical ingredients, medical devices, medical equipment and their ingredients and components, could escalate costs of medications, medical devices and medical equipment and disrupt our supply chains. While we continue to evaluate the potential impact of the new tariffs on our business, given the uncertainty regarding the scope and duration of any new tariffs, as well as the potential for additional tariffs or trade barriers by the U.S. and the impacted foreign countries, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful;
•
an increasing number of legislative initiatives have been passed into law that may result in major changes in the health care delivery system on a national or state level. For example, Congress has reduced to $0 the penalty for failing to maintain health coverage that was part of the original Patient Protection and Affordable Care Act, as amended by the Health and Education Reconciliation Act (collectively, the "Legislation") as part of the Tax Cuts and Jobs Act. To date, the Biden administration has issued executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the Legislation or the Medicaid program. The Inflation Reduction Act of 2022 (“IRA”) was passed on August 16, 2022, which among other things, allows for the Centers for Medicare and Medicaid Services ("CMS") to negotiate prices for certain single-source drugs reimbursed under Medicare Part B and Part D. The American Rescue Plan Act’s expansion of subsidies to purchase coverage through a Legislation exchange, which the IRA continued through 2025, has increased exchange enrollment. However, the Trump administration has already taken steps to undo certain Biden-era executive orders, including those intended to lower drug costs for beneficiaries, and to freeze funding for federal programs. While the administration’s initial freeze has since been rescinded, the administration is likely to make other attempts to reduce federal program expenditures and can generally be expected to oppose increases in ACA and Medicaid enrollment. If the subsidies are not extended beyond 2025, exchange enrollment may be adversely impacted;
•
there have been numerous political and legal efforts to expand, repeal, replace or modify the Legislation, since its enactment, some of which have been successful, in part, in modifying the Legislation, as well as court challenges to the constitutionality of the Legislation. The U.S. Supreme Court held in California v. Texas that the plaintiffs lacked standing to challenge the Legislation’s requirement to obtain minimum essential health insurance coverage, or the individual mandate. The Court dismissed the case without specifically ruling on the constitutionality of the Legislation. As a result, the Legislation continued to remain law, in its entirety. On September 7, 2022, the Legislation faced its most recent challenge when a Texas Federal District Court judge, in the case of Braidwood Management v. Becerra, ruled that a requirement that certain health plans cover services without cost sharing violates the Appointments Clause of the U.S. Constitution and that the coverage of certain HIV prevention medication violates the Religious Freedom Restoration Act. The decision was appealed to the U.S. Court of Appeals for the Fifth Circuit, which on June 21, 2024, affirmed the District Court’s ruling regarding preventive services recommended by United States Preventive Services Task Force being unconstitutional. However, the Fifth Circuit overturned the nationwide injunction imposed by the District Court, preserving access to the majority of preventive services in dispute for now. The U.S. Government appealed and on January 10, 2025, the U.S. Supreme Court agreed to hear the matter. The outcome and impacts of this litigation cannot be predicted. Any future efforts to challenge, replace or replace the Legislation or expand or substantially amend its provision is unknown. See below in Sources of Revenues and Health Care Reform for additional disclosure;
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
•
the outcome of known and unknown litigation, government investigations, inquiries, false claims act allegations, and liabilities and other claims asserted against us and other matters, and the effects of adverse publicity relating to such matters, including, but not limited to, the jury verdicts returned against The Pavilion Behavioral Health System (the "Pavilion") and Cumberland Hospital for Children and Adolescents ("Cumberland"), two of our indirect subsidiaries, as disclosed in Note 8 to the Consolidated Financial Statements - Commitments and Contingencies, Legal Proceedings. We are uncertain as to the ultimate financial exposure related to the Pavilion and Cumberland matters (which relate to occurrences in the 2020 policy year) and we can make no assurances regarding timing or substance of their outcome, or the amount of damages that may be ultimately held recoverable after post-judgment proceedings and appeals. As of December 31, 2024, without reduction for any potential amounts related to the Pavilion and Cumberland matters, the Company and its subsidiaries have aggregate insurance coverage of approximately $221 million remaining under commercial policies for matters applicable to the 2020 policy year (in excess of the applicable self-insured retention amounts of $10 million per single occurrence/$25 million for multi-plaintiff matters for professional liability claims and $3 million per occurrence for general liability claims). In the event the resolution of the Pavilion and/or Cumberland matters exhausts all or a significant portion of the remaining commercial insurance coverage available to the Company and its subsidiaries related to other matters that occurred in 2020, or the Pavilion and Cumberland matters cause the posting of large bonds or other collateral during the appeal processes, our future results of operations and capital resources would be materially adversely impacted;
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
•
as discussed below in Sources of Revenue, we receive revenues from various state and county-based programs, including Medicaid in all the states in which we operate. We receive annual Medicaid revenues of approximately $100 million, or greater, from each of Texas, Nevada, California, Illinois, Pennsylvania, Washington, D.C., Kentucky, Florida, Virginia, Massachusetts and Mississippi. Most of these programs are approved on a year-to-year basis and there is no assurance that these revenues will continue at their current rates or at all. The prior President Trump administration had attempted to limit Medicaid expenditures by, for example, attaching work requirements to eligibility for Medicaid waiver benefits. The second Trump administration is likely to explore similar solutions to limit Medicaid enrollment or expenditure. The Trump administration has already taken steps to undo Biden-era executive orders and to freeze funding for federal programs. While the administration’s initial freeze has since been rescinded, the administration is likely to make other attempts to reduce federal program expenditures and can generally be expected to oppose increases in ACA and Medicaid enrollment. We also receive Medicaid DSH payments in certain states including, most significantly, Texas. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states;
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

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our consolidated balance sheets. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we cannot provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our results in 2024, 2023 or 2022. If it were to occur, each 1% adjustment to our estimated net Medicare revenues that are subject to retrospective review and settlement as of December 31, 2024, would change our after-tax net income by approximately $2 million.

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts net revenues in future periods. Although the patient’s ultimate eligibility determination may result in adjustments to net revenues, these adjustments did not have a material impact on our results of operations in 2024 or 2023 since our facilities make estimates at each financial reporting period to adjust revenue based on historical collections.

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

Uncompensated care (charity care and uninsured discounts):

The following table shows the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the years ended December 31, 2024 and 2023:

	(dollar amounts in thousands)
	2024		2023
	Amount	%	Amount	%
Charity care	$819,681	23%	$843,449	32%
Uninsured discounts	2,677,026	77%	1,792,493	68%
Total uncompensated care	$3,496,707	100%	$2,635,942	100%

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

	(amounts in thousands)
	2024	2023
Estimated cost of providing charity care	$75,227	$83,383
Estimated cost of providing uninsured discounts	245,687	177,206
Estimated cost of providing uncompensated care	$320,914	$260,589

Self-Insured/Other Insurance Risks: We provide for self-insured risks, primarily general and professional liability claims, workers’ compensation claims and healthcare and dental claims. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts and jury verdicts, estimates of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. All relevant information, including our own historical experience is used in estimating the expected amount of claims. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Our estimated self-insured reserves are reviewed and changed, if necessary, at each reporting date and changes are recognized currently as additional expense or as a reduction of expense.

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

Long-Lived Assets: We review our long-lived assets for impairment whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flow. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to its estimated fair value and an impairment loss is recognized. Fair values are determined based on estimated future cash flows using appropriate discount rates. Please see additional disclosure below in Provision for Asset Impairments, for disclosure regarding a provision for asset impairment recorded during 2022.

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

We performed an impairment assessment as of October 1, 2024 which indicated no impairment of goodwill. There was no goodwill impairment during 2023.

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

Recent Accounting Pronouncements: For a summary of recent accounting pronouncements, please see Note 1 to the Consolidated Financial Statements-Business and Summary of Significant Accounting Standards as included in this Report on Form 10-K for the year ended December 31, 2024.

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

In our acute care segment, during the past few years we experienced significant increases in hospital-based physician related expenses, especially in the areas of emergency room care and anesthesiology. We have implemented various initiatives to mitigate the increased expense, to the degree possible, which has moderated the rate of increase experienced during 2024. However, significant increases in these physician related expenses could have a material unfavorable impact on our future results of operations.

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

The following table summarizes our results of operations, and is used in the discussion below, for the years ended December 31, 2024 and 2023 (dollar amounts in thousands):

	Year Ended December 31,
	2024		2023
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues	$15,827,935	100.0%	$14,281,976	100.0%
Operating charges:
Salaries, wages and benefits	7,518,687	47.5%	7,107,484	49.8%
Other operating expenses	4,308,384	27.2%	3,757,216	26.3%
Supplies expense	1,587,786	10.0%	1,532,828	10.7%
Depreciation and amortization	584,831	3.7%	568,041	4.0%
Lease and rental expense	146,433	0.9%	141,026	1.0%
Subtotal-operating expenses	14,146,121	89.4%	13,106,595	91.8%
Income from operations	1,681,814	10.6%	1,175,381	8.2%
Interest expense, net	186,109	1.2%	206,674	1.4%
Other (income) expense, net	(2,231)	0.0%	28,281	0.2%
Income before income taxes	1,497,936	9.5%	940,426	6.6%
Provision for income taxes	334,827	2.1%	221,119	1.5%
Net income	1,163,109	7.3%	719,307	5.0%
Less: Net income (loss) attributable to noncontrolling interests	21,012	0.1%	1,512	0.0%
Net income attributable to UHS	$1,142,097	7.2%	$717,795	5.0%

Net revenues increased by 10.8%, or $1.55 billion, to $15.83 billion during 2024 as compared to $14.28 billion during 2023. The increase in net revenues was primarily attributable to:

•
a $1.32 billion or 9.5% increase in net revenues generated from our acute care and behavioral health care operations owned during both periods (which we refer to as “same facility”), and;
•
$222 million of other combined net increases consisting primarily of a $239 million increase in provider tax assessments which had no impact on income before income taxes since amounts offset between net revenues and other operating expenses.

Income before income taxes increased by $558 million, or 59%, to $1.50 billion during 2024 as compared to $940 million during 2023. The increase was attributable to:

•
an increase of $295 million at our acute care facilities, as discussed below in Acute Care Hospital Services;
•
an increase of $277 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, and;
•
$14 million of other combined net decreases.

Net income attributable to UHS increased by $424 million, or 59%, to $1.14 billion during 2024 as compared to $718 million during 2023. This increase was attributable to:

•
a $558 million in income before income taxes, as discussed above;
•
a decrease of $20 million due to an increase in the net income/loss attributable to noncontrolling interests, and;
•
a decrease of $114 million resulting from an increase in the provision for income taxes resulting primarily from: (i) the increase in the provision for income taxes resulting from the $538 million increase in pre-tax income (consisting of $558 million increase in income before income taxes minus a $20 million increase in the income/loss attributable to noncontrolling interests), partially offset by; (ii) a $16 million decrease in the provision for income taxes during 2024, as compared to 2023, from the net tax benefit recorded pursuant to ASU 2016-09, net of the impact of executive compensation limitations pursuant to IRC section 162(m).

Adjustments to Self-Insured Professional and General Liability Reserves:

Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts and jury verdicts, estimates of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies.

As a result of unfavorable trends experienced during 2024 and 2023, our results of operations included pre-tax increases to our reserves for self-insured professional and general liability claims amounting to approximately $79 million during 2024 and $25 million during 2023. During 2024, approximately $54 million of the reserves increase is included in our Same Facility basis acute care hospitals services’ results, and approximately $25 million is included in our behavioral health services’ results. During 2023, approximately $18 million of the reserves increase is included in our Same Facility basis acute care hospitals services’ results, and approximately $7 million is included in our behavioral health services’ results.

Acute Care Hospital Services

The following table sets forth certain operating statistics for our acute care hospital services for the years ended December 31, 2024 and 2023.

	Same Facility Basis		All
	2024	2023	2024	2023
Average licensed beds	6,657	6,644	6,670	6,691
Average available beds	6,485	6,472	6,498	6,519
Patient days	1,600,445	1,569,792	1,601,579	1,576,074
Average daily census	4,372.8	4,300.8	4,375.9	4,318.0
Occupancy-licensed beds	65.7%	64.7%	65.6%	64.5%
Occupancy-available beds	67.4%	66.5%	67.3%	66.2%
Admissions	331,113	321,155	331,415	322,218
Length of stay	4.8	4.9	4.8	4.9

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

The following table summarizes the results of operations for our acute care hospital services on a Same Facility basis and is used in the discussions below for the years ended December 31, 2024 and 2023 (dollar amounts in thousands):

	Year Ended		Year Ended
	December 31, 2024		December 31, 2023
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues	$8,565,845	100.0%	$7,892,167	100.0%
Operating charges:
Salaries, wages and benefits	3,502,645	40.9%	3,387,843	42.9%
Other operating expenses	2,378,512	27.8%	2,164,069	27.4%
Supplies expense	1,358,636	15.9%	1,315,527	16.7%
Depreciation and amortization	364,907	4.3%	367,067	4.7%
Lease and rental expense	98,730	1.2%	96,429	1.2%
Subtotal-operating expenses	7,703,430	89.9%	7,330,935	92.9%
Income from operations	862,415	10.1%	561,232	7.1%
Interest (income) expense, net	6,339	0.1%	(2,501)	0.0%
Other (income) expense, net	(2,123)	0.0%	7,000	0.1%
Income before income taxes	$858,199	10.0%	$556,733	7.1%

During 2024, as compared to 2023, net revenues from our acute care hospital services, on a Same Facility basis, increased by $674 million or 8.5%. Income before income taxes (and before income attributable to noncontrolling interests) increased by $301 million, or 54%, amounting to $858 million, or 10.0% of net revenues during 2024, as compared to $557 million, or 7.1% of net revenues during 2023. Included in our Same Facility basis' net revenues and income before income taxes, during 2024, was approximately $186 million of net reimbursements (net of related provider taxes) recorded in connection with the Nevada state directed payment program which was approved by the Centers for Medicare and Medicaid Services in December, 2023. Please see additional disclosure below in Sources of Revenue-Nevada State Directed Payment Program ("SDP").

During 2024, net revenue per adjusted admission increased by 5.1% while net revenue per adjusted patient day increased by 6.3%, as compared to 2023. During 2024, as compared to 2023, inpatient admissions to our acute care hospitals increased by 3.1% while adjusted admissions increased by 2.9%. Patient days and adjusted patient days at these facilities increased by 2.0% and 1.8%, respectively, during 2024, as compared to 2023. The average length of inpatient stay at these facilities was 4.8 days and 4.9 days during 2024 and 2023, respectively. The occupancy rate, based on the average available beds at these facilities, was approximately 67% during each of 2024 and 2023.

On a Same Facility basis during 2024, as compared to 2023, salaries, wages and benefits expense increased by $115 million, or 3.4%. Although our acute care facilities experienced an increase in patient volumes during 2024, as compared to the 2023, the related incremental staffing cost increase was offset by the following: (i) a reduction in premium pay (overtime paid to employees and external temporary resources' expense) which decreased by approximately $48 million during 2024, as compared to 2023, and; (ii) a restructuring, that occurred in early 2024, at certain of our acute care hospitals that reduced the number of employees in positions that were not directly related to the delivery of patient care. As a percentage of net revenues, salaries, wages and benefits expense decreased to 40.9% during 2024 as compared to 42.9% during 2023.

Other operating expenses increased by $214 million, or 9.9%, during 2024, as compared to 2023. Operating expenses incurred by our commercial health insurer, consisting primarily of medical costs, increased by $69 million during 2024, as compared to 2023. In addition, as discussed above in Results of Operations-Adjustments to Self-Insured Professional and General Liability Reserves, included in the other operating expenses of our acute care hospital services during 2024, as compared to 2023, was a $36 million increase in the adjustments made to our self-insured professional and general liability reserves that was applicable to our acute care facilities. Excluding these expense items from each year, other operating expenses increased by $109 million, or 6.3%. Contributing to the increase during 2024, as compared to 2023, were the expenses incurred in connection with the increase in patient volumes. As a percentage of net revenues, other operating expenses increased to 27.8% during 2024, as compared to 27.4% during 2023.

Supplies expense increased by $43 million, or 3.3%, during 2024, as compared to 2023. As a percentage of net revenues, supplies expense decreased to 15.9% during 2024, as compared to 16.7% during 2023.

All Acute Care Hospital Services

The following table summarizes the results of operations for all our acute care operations during 2024 and 2023. These amounts include: (i) our acute care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts including, if applicable, the operating results of recently acquired/opened facilities, or divested/closed facilities, including the operating results for Desert Springs Hospital which discontinued all inpatient operations during the first quarter of 2023. Dollar amounts below are reflected in thousands.

	Year Ended		Year Ended
	December 31, 2024		December 31, 2023
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues	$8,922,327	100.0%	$8,081,402	100.0%
Operating charges:
Salaries, wages and benefits	3,511,359	39.4%	3,406,060	42.1%
Other operating expenses	2,743,420	30.7%	2,347,560	29.0%
Supplies expense	1,360,011	15.2%	1,317,917	16.3%
Depreciation and amortization	368,096	4.1%	367,644	4.5%
Lease and rental expense	99,060	1.1%	96,589	1.2%
Subtotal-operating expenses	8,081,946	90.6%	7,535,770	93.2%
Income from operations	840,381	9.4%	545,632	6.8%
Interest (income) expense, net	6,339	0.1%	(2,501)	0.0%
Other (income) expense, net	(1,305)	0.0%	7,788	0.1%
Income before income taxes	$835,347	9.4%	$540,345	6.7%

During 2024, as compared to 2023, net revenues from our acute care hospital services increased by $841 million, or 10.4%, due to: (i) the $674 million, or 8.5% increase in Same Facility revenues, as discussed above; (ii) a $187 million increase in provider tax assessments (which had no impact on income before income taxes since the amounts offset between net revenues and other operating expenses), and; (iii) $20 million of other combined net decreases consisting primarily of decreased revenues at Desert Springs Hospital.

Income before income taxes increased by $295 million, or 54.6%, to $835 million, or 9.4% of net revenues during 2024, as compared to $540 million, or 6.7% of net revenues during 2023. The increase resulted from the $301 million, or 54%, increase in income before income taxes at our acute care hospital services, on a Same Facility basis, as discussed above, and $6 million of other combined net decreases resulting primarily from the losses incurred at the newly constructed 150-bed West Henderson Hospital located in Las Vegas, Nevada, that was completed and opened during the fourth quarter of 2024.

During 2024, as compared to 2023, salaries, wages and benefits expense increased by $105 million, or 3.1%. The increase was due primarily to the above-mentioned $115 million increase related to our acute care hospital services, on a Same Facility basis, partially offset by a combined other net decrease of $10 million (consisting primarily of a decrease related to Desert Springs Hospital, partially offset by an increase related to West Henderson Hospital).

Other operating expenses increased $396 million, or 16.9%, during 2024 as compared to 2023. The increase was due primarily to the $214 million above-mentioned increase related to our acute care hospital services, on a Same Facility basis, as well as the above-mentioned $187 million increase in provider tax assessments.

Supplies expense increased by $42 million, or 3.2%, during 2024 as compared to 2023. The increase was due primarily to the above-mentioned $43 million increase related to our acute care hospital services, on a Same Facility basis.

Please see Results of Operations - Clinical Staffing, Physician Related Expenses and Effects of Inflation above for additional disclosure regarding the factors impacting our operating costs.

Behavioral Health Care Services

The following table sets forth certain operating statistics for our behavioral health care services for the years ended December 31, 2024 and 2023.

	Same Facility Basis		All
	2024	2023	2024	2023
Average licensed beds	24,165	24,000	24,367	24,224
Average available beds	24,065	23,900	24,280	24,124
Patient days	6,397,790	6,277,015	6,446,651	6,336,927
Average daily census	17,480.3	17,197.3	17,613.8	17,361.4
Occupancy-licensed beds	72.3%	71.7%	72.3%	71.7%
Occupancy-available beds	72.6%	72.0%	72.5%	72.0%
Admissions	472,798	468,260	476,584	472,307
Length of stay	13.5	13.4	13.5	13.4

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

The following table summarizes the results of operations for our behavioral health care services, on a same facility basis, and is used in the discussions below for the years ended December 31, 2024 and 2023 (dollar amounts in thousands):

	Year Ended		Year Ended
	December 31, 2024		December 31, 2023
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues	$6,700,469	100.0%	$6,050,491	100.0%
Operating charges:
Salaries, wages and benefits	3,590,985	53.6%	3,346,357	55.3%
Other operating expenses	1,262,446	18.8%	1,168,806	19.3%
Supplies expense	229,795	3.4%	216,880	3.6%
Depreciation and amortization	204,144	3.0%	188,237	3.1%
Lease and rental expense	46,468	0.7%	43,819	0.7%
Subtotal-operating expenses	5,333,838	79.6%	4,964,099	82.0%
Income from operations	1,366,631	20.4%	1,086,392	18.0%
Interest expense, net	4,027	0.1%	4,557	0.1%
Other (income) expense, net	(3,480)	-0.1%	(3,426)	-0.1%
Income before income taxes	$1,366,084	20.4%	$1,085,261	17.9%

During 2024, as compared to 2023, net revenues from our behavioral health services, on a Same Facility basis, increased by $650 million or 10.7%. Income before income taxes increased by $281 million, or 25.9%, amounting to $1.366 billion or 20.4% of net revenues during 2024, as compared to $1.085 billion or 17.9% of net revenues during 2023.

During 2024, net revenue per adjusted admission increased by 9.8% while net revenue per adjusted patient day increased by 8.8%, as compared to 2023. During 2024, as compared to 2023, inpatient admissions and adjusted admissions to our behavioral health care hospitals increased by 1.0% and 0.7%, respectively. Patient days at these facilities increased by 1.9% and adjusted patient days increased by 1.7% during 2024, as compared to 2023. The average length of inpatient stay at these facilities was 13.5 days and 13.4 days during 2024 and 2023, respectively. The occupancy rate, based on the average available beds at these facilities, was 73% and 72% during 2024 and 2023, respectively.

On a Same Facility basis during 2024, as compared to 2023, salaries, wages and benefits expense increased $245 million or 7.3%. The increase during 2024, as compared to 2023, was due to a 3.2% increase in salaries, wages and benefits expense per average full-time equivalent employee, as well as a 4.0% increase in the average number of full time equivalent employees. The increased staffing was due, in part, to increased patient volumes. As a percentage of net revenues during each year, salaries, wages and benefits expense decreased to 53.6% during 2024 as compared to 55.3% during 2023.

Other operating expenses increased $94 million, or 8.0%, during 2024, as compared to 2023. Included in the increase, as discussed above in Results of Operations-Adjustments to Self-Insured Professional and General Liability Reserves, included in the other operating expenses of our behavioral health care services during 2024, as compared to 2023, was an $18 million increase in the adjustments made to our self-insured professional and general liability reserves that was applicable to our behavioral health facilities. As a percentage of net revenues during each year, other operating expenses decreased to 18.8% during 2024 as compared to 19.3% during 2023.

Supplies expense increased $13 million, or 6.0%, during 2024, as compared to 2023. As a percentage of net revenues during each year, supplies expense decreased to 3.4% during 2024 as compared to 3.6% during 2023.

All Behavioral Health Care Services

The following table summarizes the results of operations for all our behavioral health care services during 2024 and 2023. These amounts include: (i) our behavioral health care results on a same facility basis, as indicated above; (ii) the impact of provider tax assessments which increased net revenues and other operating expenses but had no impact on income before income taxes, and; (iii) certain other amounts, if applicable, including the results of facilities acquired or opened during the past year as well as the results of facilities that were opened or closed during the past year. Dollar amounts below are reflected in thousands.

	Year Ended		Year Ended
	December 31, 2024		December 31, 2023
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues	$6,895,051	100.0%	$6,190,921	100.0%
Operating charges:
Salaries, wages and benefits	3,603,123	52.3%	3,353,008	54.2%
Other operating expenses	1,447,503	21.0%	1,303,311	21.1%
Supplies expense	230,274	3.3%	217,310	3.5%
Depreciation and amortization	206,362	3.0%	189,297	3.1%
Lease and rental expense	46,986	0.7%	44,028	0.7%
Subtotal-operating expenses	5,534,248	80.3%	5,106,954	82.5%
Income from operations	1,360,803	19.7%	1,083,967	17.5%
Interest expense, net	4,027	0.1%	4,558	0.1%
Other (income) expense, net	(3,547)	-0.1%	(4,271)	-0.1%
Income before income taxes	$1,360,323	19.7%	$1,083,680	17.5%

During 2024, as compared to 2023, net revenues generated from our behavioral health services increased by $704 million, or 11.4%. The increase was primarily attributable to the $650 million, or 10.7%, increase in net revenues at our behavioral health facilities, on a Same Facility basis, as discussed above, as well as a $51 million increase in provider tax assessments.

Income before income taxes increased by $277 million, or 26%, to $1.360 billion or 19.7% of net revenues during 2024, as compared to $1.084 billion or 17.5% of net revenues during 2023. The increase in income before income taxes at our behavioral health facilities during 2024, as compared to 2023, was primarily attributable to the $281 million, or 26%, increase in income before income taxes generated at our behavioral health facilities, on a Same Facility basis, as discussed above.

During 2024, as compared to 2023, salaries, wages and benefits expense increased by $250 million or 7.5%. The increase was due primarily to the above-mentioned $245 million, or 7.3%, increase related to our behavioral health facilities, on a Same Facility basis.

Other operating expenses increased by $144 million, or 11.1%, during 2024, as compared to 2023. The increase was due primarily to the above-mentioned $94 million, or 8.0%, increase related to our behavioral health facilities, on a Same Facility basis, as well as a $51 million increase in provider tax assessments.

Supplies expense increased $13 million, or 6.0%, during 2024, as compared to 2023, due primarily to the above-mentioned increase related to our behavioral health facilities, on a Same Facility basis.

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

Sources of Revenues and Health Care Reform: Given increasing budget deficits, the federal government and many states are currently considering additional ways to limit increases in levels of Medicare and Medicaid funding, which could also adversely affect future payments received by our hospitals. In addition, the uncertainty and fiscal pressures placed upon the federal government as a result of, among other things, economic recovery stimulus packages, responses to natural disasters, and the federal and state budget deficits in general may affect the availability of government funds to provide additional relief in the future. Changes resulting from the outcome of the 2024 elections may include increased reliance on Medicare Advantage programs, work requirements for Medicaid waiver program eligibility, increased focus on hospital outpatient site neutral payment policies, and similar initiatives that may reduce the availability of funding for federal healthcare programs or make eligibility for benefits more difficult. There have been proposals to substantially decrease federal funding for state Medicaid Programs. Any significant reduction in federal Medicaid funding to states would likely result in states reducing Medicaid payments to us which would have a material adverse effect on us. We are unable to predict the effect of future policy changes on our operations.

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

A 2012 U.S. Supreme Court ruling limited the federal government’s ability to expand health insurance coverage by holding unconstitutional sections of the Legislation that sought to withdraw federal funding for state noncompliance with certain Medicaid coverage requirements. Pursuant to that decision, the federal government may not penalize states that choose not to participate in the Medicaid expansion by reducing their existing Medicaid funding. Therefore, states can choose to expand or not to expand their Medicaid program without risking the loss of federal Medicaid funding. As a result, many states, including Texas, have not expanded their Medicaid programs without the threat of loss of federal funding. CMS has previously granted section 1115 demonstration waivers providing for work and community engagement requirements for certain Medicaid eligible individuals. CMS has also released guidance to states interested in receiving their Medicaid funding through a block grant mechanism. The Biden administration withdrew certain previously issued section 1115 demonstrations aligned with these policies, but Georgia has imposed work and community engagement requirements under a Medicaid demonstration program that launched July 1, 2023. President Trump, more favorable to work and community engagement requirements in his first administration, is more likely to again seek these obligations for Medicaid demonstration programs. If additional section 1115 demonstrations that include work and community requirements are implemented, we anticipate that they would lead to reductions in coverage and likely increases in uncompensated care in those states where these demonstration waivers are granted.

On December 14, 2018, a Texas Federal District Court deemed the Legislation to be unconstitutional in its entirety. The Court concluded that the Individual Mandate is no longer permissible under Congress’s taxing power as a result of the Tax Cut and Jobs Act of 2017 reducing the individual mandate’s tax to $0 (i.e., it no longer produces revenue, which is an essential feature of a tax), rendering the Legislation unconstitutional. The Court also held that because the individual mandate is “essential” to the Legislation and is inseverable from the rest of the law, the entire Legislation is unconstitutional. That ruling was ultimately appealed to the United States Supreme Court, which decided in California v. Texas that the plaintiffs in the matter lacked standing to bring their constitutionality claims. The Court did not reach the plaintiffs’ merits arguments, which specifically challenged the constitutionality of the Legislation’s individual mandate and the entirety of the Legislation itself. As a result, the Legislation will continue to be law, and the Department of Health and Human Services ("HHS") and its respective agencies will continue to enforce regulations implementing the law. However, on September 7, 2022, the Legislation faced its most recent challenge when a Texas Federal District Court judge, in the case of Braidwood Management v. Becerra, ruled that a requirement that certain health plans cover services without cost sharing violates the Appointments Clause of the U.S. Constitution and that the coverage of certain HIV prevention medication violates the Religious Freedom Restoration Act. The decision was appealed to the U.S. Court of Appeals for the Fifth Circuit, which on June 21, 2024 affirmed the District Court’s ruling regarding preventive services recommended by United States Preventive Services Task Force being unconstitutional. However, the Fifth Circuit overturned the nationwide injunction imposed by the District Court, preserving access to the majority of preventive services in dispute for now. The government has appealed the matter to the U.S. Supreme Court. The outcome and impacts of this litigation cannot be predicted.

The Legislation also contained provisions aimed at reducing fraud and abuse in healthcare. The Legislation amends several existing laws, including the federal Anti-Kickback Statute and the False Claims Act, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers. While Congress had previously revised the intent requirement of the Anti-Kickback Statute to provide that a person is not required to “have actual knowledge or specific intent to commit a violation of” the Anti-Kickback Statute in order to be found in violation of such law, the Legislation also provides that any claims for items or services that violate the Anti-Kickback Statute are also considered false claims for purposes of the federal civil False Claims Act. The Legislation provides that a healthcare provider that retains an overpayment in excess of 60 days is subject to the federal civil False Claims Act. In December, 2024, CMS changed the standard for identification of an overpayment and now requires the report and return of an overpayment if a provider or supplier has actual knowledge of the existence of an overpayment or acts in reckless disregard or deliberate ignorance of an overpayment. The Legislation also expanded the Recovery Audit Contractor program to Medicaid. These amendments also make it easier for severe fines and penalties to be imposed on healthcare providers that violate applicable laws and regulations.

We have partnered with local physicians in the ownership of certain of our facilities. These investments have been permitted under an exception to the physician self-referral law. The Legislation permits existing physician investments in a hospital to continue under a “grandfather” clause if the arrangement satisfies certain requirements and restrictions, but physicians are prohibited from increasing the aggregate percentage of their ownership in the hospital. The Legislation also imposes certain compliance and disclosure requirements upon existing physician-owned hospitals and restricts the ability of physician-owned hospitals to expand the capacity of their facilities. A repeal of the Legislation, in whole or in relevant part, may result in physicians being able to expand ownership interest in hospitals.

In addition to legislative changes, the Legislation can be significantly impacted by executive branch actions. The Biden administration had issued executive orders implementing a special enrollment period permitting individuals to enroll in health plans outside of the annual open enrollment period and reexamining policies that may undermine the ACA or the Medicaid program. The American Rescue Plan Act of 2021's expansion of subsidies to purchase coverage through an exchange contributed to increased exchange enrollment in 2021. The IRA’s extension of subsidies through 2025 was expected to increase exchange enrollment in future years. However, the Trump administration has already taken steps to undo certain Biden-era executive orders, including those intended to lower drug costs for beneficiaries, and to freeze funding for federal programs. While the administration’s initial freeze has since been rescinded, the administration is likely to make other attempts to reduce federal program expenditures and can generally be expected to oppose increases in ACA and Medicaid enrollment.

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

In addition to the market basket update noted above, CMS will make the following changes:

•
Revisions to the methodology for determining the payment rates under the Inpatient Psychiatric Facility ("IPF") PPS for psychiatric hospitals and psychiatric units based on a review of the data and information collected in prior years in accordance with section 1886(s)(5)(A) of the Social Security Act, as added by the Consolidated Appropriations Act of 2023 ("CAA of 2023"). CMS finalized revisions to the IPF patient-level adjustment factors. The patient-level adjustments include Medicare Severity Diagnosis Related Groups (MS–DRGs) assignment of the patient’s principal diagnosis, selected comorbidities, patient age, and the variable per diem adjustments;

•
Implement these revisions in a budget-neutral manner (that is, estimated payments to IPFs for FFY 2025 would be the same with or without the final revisions), and;
•
Clarified the criteria regarding all-inclusive cost reporting. This clarification requires our behavioral health care hospitals, which are currently utilizing an all-inclusive charging practice, to modify both their billing practices and information technology applications by June 1, 2025 to ensure compliance with future regulations. We intend to be in compliance with this CMS billing requirement.

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
•
Establish when health plans can’t use prior authorization or other tactics to make it more difficult to access mental health and substance use treatment, and;
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

We receive revenues from various state and county-based programs, including Medicaid in all the states in which we operate. We receive annual Medicaid revenues of approximately $100 million, or greater, from each of Texas, Nevada, California, Illinois, Pennsylvania, Washington, D.C., Kentucky, Florida, Virginia, Massachusetts and Mississippi. We also receive Medicaid disproportionate share hospital payments in certain states including, most significantly, Texas. Many of these programs have a Medicaid supplemental payment component that are subject to approval on a year-to-year basis and there is no assurance that these supplemental payment revenues will continue at their current rates or at all. We are therefore particularly sensitive to potential reductions in Medicaid and other state-based revenue programs as well as regulatory, economic, environmental and competitive changes in those states. We can provide no assurance that reductions to revenues earned pursuant to these programs, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

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

Summary of Various State Medicaid Supplemental Payment Programs:

The following table summarizes the revenues, healthcare provider taxes (“Provider Taxes”) and net benefit related to each of the below-mentioned Medicaid supplemental programs for the years ended December 31, 2024 and 2023. The Provider Taxes are recorded in other operating expenses on the consolidated statements of income, as included herein. The "Estimated 2025" amounts reflected on the table below are, in many cases, subject to federal and potentially state approval and may be affected by any reductions or other changes in federal funding for these programs.

	(amounts in millions)
	Estimated 2025	2024	2023
Texas Supplemental Payment Programs:
Revenues	$308	$336	$247
Provider Taxes	(127)	(131)	(82)
Net benefit	$181	$205	$165

Nevada SDP:
Revenues	$347	$310	$13
Provider Taxes	(125)	(116)	(4)
Net benefit	$222	$194	$9

Various Other State Programs:
Revenues	$836	$853	$593
Provider Taxes	(290)	(289)	(211)
Net benefit	$546	$564	$382

Subtotal-Provider Tax Programs:
Revenues	$1,491	$1,499	$853
Provider Taxes	(542)	(536)	(297)
Aggregate net benefit from Provider Tax Programs	$949	$963	$556

Texas, Nevada and South Carolina DSH/SPA Programs:
Revenues	$48	$53	$73
Provider Taxes	0	0	0
Net benefit	$48	$53	$73

Total Supplemental Medicaid Programs:
Revenues	$1,539	$1,552	$926
Provider Taxes	(542)	(536)	(297)
Aggregate net benefit from all Supplemental Programs	$997	$1,016	$629

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

The final modifications include:

•
Creation of a new pay-for-performance incentive payment through a third component in CHIRP, the Alternate Participating Hospital Reimbursement for Improving Quality Award ("APHRIQA"). For state fiscal years beginning with SFY 2025, behavioral health hospitals and rural hospitals will not be included in the pay-for-performance program, and;

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

In connection with the Quality Incentive Fund (“QIF”), the results of operations of certain of our acute care hospitals located in Texas included aggregate revenues of $50 million and $33 million during the years ended December 31, 2024 and 2023, respectively. These amounts were earned pursuant to contract terms with various Medicaid managed care plans which requires the annual payout of QIF funds when a managed care service delivery area’s actual claims-based CHIRP payments are less than targeted CHIRP payments for a specific rate year.

We estimate that these hospitals will be entitled to approximately $29 million of aggregate QIF revenues during the year ended December 31, 2025.

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

In connection with this program, included in our results of operations was approximately $43 million and $20 million during the years ended December 31, 2024 and 2023, respectively. Approximately $16 million of the amount recorded during 2024 was applicable to the period of October 1, 2022 through September 30, 2023. Approximately $13 million of the amount recorded during 2023 was applicable to the period of October 1, 2021 through September 30, 2022.

We expect our net reimbursements pursuant to HARP to approximate $24 million during the year ended December 31, 2025.

Nevada State Directed Payment Program ("SDP"):

As previously reported, in February, 2023, the Nevada Division of Health Care Financing and Policy (“DHCFP”) outlined a new provider fee on private hospitals located in Nevada that would effectively capture new Medicaid federal share for certain categories of services eligible for the new payment program. In late December, 2023, CMS approved the Medicaid managed care component of the Nevada SDP program, with an effective date of January 1, 2024. In November 2024, CMS approved an increased assessment rate which funded an increase in the SDP pool size covering the period of July 1, 2024 through December 31, 2024. Payments made pursuant to this component of the Nevada SDP program, which requires annual approval by CMS, are subject to reconciliation by DHCFP based on actual Medicaid managed care utilization during 2024. There can be no assurance that the Medicaid managed care component of the Nevada SDP will continue for any period after December 31, 2024, or that it will not be modified.

In connection with this program, included in our results of operations was approximately $194 million and $9 million recorded during the years ended December 31, 2024 and 2023, respectively.

We estimate that our aggregate net reimbursements pursuant to both components of the Nevada SDP program (net of related provider taxes) will approximate $222 million during the year ended December 31, 2025. The Nevada SDP for the period of January 1, 2025 through December 31, 2025 is under CMS' review for approval.

Various Other State Programs:

We receive substantial reimbursement from multiple states in connection with various supplemental Medicaid payment programs. The states include, but are not limited to, the state programs listed below from which we receive significant reimbursements.

Kentucky Hospital Rate Increase Program (“HRIP”)

In early 2021, CMS approved the Kentucky Medicaid Managed Care Hospital Rate Increase Program. In connection with this program, included in our results of operations was approximately $88 million and $73 million during the years ended December 31, 2024 and 2023, respectively. In December, 2024, CMS approved the program for the period of January 1, 2025 through December 31, 2025 at rates comparable to the prior year.

We estimate that our net reimbursements pursuant to HRIP will approximate $84 million during the year ended December 31, 2025.

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

California Hospital Fee Program CMS Approval Status:

Hospital Fee Program Component	CMS Methodology Approval Status	CMS Rate Setting Approval Status
Fee For Service Payment	Approved through December 31, 2024	Approved through December 31, 2024; Paid through September 30, 2024
Managed Care-Pass-Through Payment	Approved through December 31, 2024	Approved through December 31, 2022 and paid in advance through December 31, 2023
Managed Care-Directed Payment	Approved through December 31, 2024	Approved through December 31, 2022 and paid in advance through June 30, 2023

In connection with this program, included in our results of operations was $47 million and $46 million during the years ended December 31, 2024 and 2023, respectively.

We estimate that our net reimbursements pursuant to this program will approximate $63 million during the year ended December 31, 2025.

Mississippi Hospital Access Program

In September, 2023, subject to CMS approval, Mississippi announced a $689 million, two-part Medicaid payment proposal, effective retroactively to July 1, 2023, that would be funded by annual hospital assessments to the state's Medicaid program. These hospital assessments are calculated using a formula provided under state law. The first part of the program, known as the Mississippi Hospital Access Program (“MHAP”), provides direct payments for hospitals that serve patients in the state's Medicaid managed care delivery system. Hospitals are reimbursed near the average commercial rate, which is the upper limit ("UPL") for Medicaid managed care reimbursements. The second part of the program supplements traditional Medicaid payment rates for hospitals providing inpatient and outpatient services up to Medicaid's regulated UPL. In June 2024, CMS approved the MHAP program component for the period July 1, 2024 to June 30, 2025. The UPL component was approved in April, 2024.

In connection with this program, included in our results of operations was approximately $48 million and $33 million recorded during the years ended December 31, 2024 and 2023, respectively.

We estimate that our net reimbursements pursuant to these supplemental payment programs will approximate $44 million during the year ended December 31, 2025.

Florida Medicaid Managed Care Directed Payment Program (“DPP”)

The Florida DPP provides for an additional payment for Medicaid managed care contracted services. For the years ended December 31, 2024 and 2023, our results of operations included approximately $46 million and $43 million recorded in connection with this program (substantially all of which was recorded during the fourth quarters of each year).

We estimate that our reimbursements pursuant to this DPP will approximate $37 million during the year ended December 31, 2025. The Florida DPP for the period of October 1, 2024 to September 30, 2025 is under CMS' review for approval.

Illinois Medicaid Supplemental Payment Programs

The Illinois Medicaid Supplemental Payment Programs are comprised of three components: (1) Medicaid managed care directed payment program; (2) Medicaid managed care pass-through program, and; (3) Medicaid fee for service supplemental payment program. These programs require various related legislative and regulatory approvals each year.

In connection with this program, included in our results of operations was approximately $39 million and $36 million during the years ended December 31, 2024 and 2023, respectively.

We estimate that our net reimbursements pursuant to these supplemental payment programs will approximate $36 million during the year ended December 31, 2025. Approval of these programs for the period of January 1, 2025 to December 31, 2025 is under CMS' review.

Indiana Medicaid Managed Care DPP

The Indiana DPP provides for an additional payment for Medicaid managed care contracted services. In connection with this program, included in our results of operations was approximately $31 million recorded during each of the years ended December 31, 2024 and 2023.

We estimate that our net reimbursements pursuant to this program will approximate $33 million during the year ended December 31, 2025.

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

In May, 2022, Oklahoma enacted legislation that directs the Oklahoma Health Care Authority ("OHCA") to: (i) transition its Medicaid program from a fee for service payment model to a managed care payment model by no later than October 1, 2023, and: (ii) concurrently implement a Medicaid managed care DPP using a managed care gap of 90% of average commercial rates. In December, 2022, the OHCA delayed the implementation date of the Medicaid managed care change and related DPP until April 1, 2024. In September, 2023, CMS approved the DPP program for the 15-momth period effective as of April 1, 2024 through June 30, 2025.

In connection with this program, included in our results of operations was approximately $20 million and $12 million recorded during the years ended December 31, 2024 and 2023, respectively.

We estimate that our net reimbursements pursuant to these two supplemental payment programs (i.e. SHOPP and DPP) will approximate $22 million during the year ended December 31, 2025.

South Carolina Health Access, Workforce and Quality (“HAWQ”) Program

In September 2023, CMS approved the South Carolina HAWQ Program retroactive to July 1, 2023 and subsequently approved by CMS in July, 2024 for the period of July 1, 2024 to June 30, 2025. This program is a Medicaid managed care directed payment program that provides for a rate enhancement to Medicaid managed care encounters. In connection with this program, included in our results of operations was approximately $28 million and $11 million recorded during the years ended December 31, 2024 and 2023, respectively.

We estimate that our net reimbursements pursuant to this program will approximate $26 million during the year ended December 31, 2025.

Michigan Directed Payment Program (“DPP”)

In March 2024, CMS approved the Michigan Medicaid DPP retroactive to October 1, 2023 based on average commercial rates. The Michigan DPP provides for an additional payment for Medicaid managed care contracted services. In connection with this program, included in our results of operations was approximately $37 million and $17 million recorded during the years ended December 31, 2024 and 2023, respectively.

We estimate that our net reimbursements pursuant to this program will approximate $31 million during the year ended December 31, 2025. The Michigan DPP for the period of October 1, 2024 to September 30, 2025 is under CMS' review for approval.

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

In connection with this program, included in our results of operations was approximately $31 million and $22 million recorded during the years ended December 31, 2024 and 2023, respectively.

We estimate that our net reimbursements pursuant to this program will approximate $19 million during the year ended December 31, 2025.

Washington Safety Net Assessment Program

On April 2, 2024, CMS approved an expanded state directed payment program in Washington whereby payments will now be based on the average commercial rates. The program was approved retroactively for the period January 1, 2024 to December 31, 2024.

In connection with this program, included in our results of operations was approximately $46 million and $3 million recorded during the years ended December 31, 2024 and 2023, respectively.

We estimate that our net reimbursements pursuant to this expanded program will approximate $48 million during the year ended December 31, 2025. Approval of this program for the period of January 1, 2025 to December 31, 2025 is under CMS' review.

New Mexico State Directed Payment Program (“SDP”)

In November, 2024, CMS approved the New Mexico Medicaid SDP, retroactive to July 1, 2024, based on average commercial rates. The New Mexico SDP provides for an additional payment for Medicaid managed care contracted services. In connection with this program, included in our results of operations was approximately $8 million in the year ended December 31, 2024. There was no impact from this program included in our results of operations for the year ended December 31, 2023. The program requires the submission of an annual report that demonstrates that 75% of the incremental net funds were used for the delivery of and access to healthcare services in the state.

The state agency intends to renew the program for calendar year 2025 at payments level consistent with the 2024 annualized payment level. The New Mexico SDP for the period of January 1, 2025 to December 31, 2025 is under CMS' review. We estimate that our net reimbursements pursuant to this program will approximate $16 million during the year ended December 31, 2025.

Tennessee Directed Payment Program (“DPP”)

Tennessee SB1740, enacted in May, 2024, imposes an annual coverage assessment on covered hospitals for fiscal year 2024-2025. The total assessment on all covered hospitals in the aggregate will be equal to 6% of the federally recognized annual coverage assessment base. The assessment proceeds will be used to fund an increase to the state’s DPP payment pool to be based on average commercial rates. In January, 2025, CMS approved the DPP payment increase for the period July 1, 2024 to December 31, 2024, contingent upon CMS' approval of the state's 1115 Medicaid Waiver amendment . The DPP preprint for calendar year (January 1, 2025 to December 31, 2025) is pending CMS approval.

We estimate that our net reimbursements pursuant to this program will approximate $28 million during the year ended December 31, 2025 (related to the six-month period July 1, 2024 to December 31, 2024), if CMS' approval of the state's 1115 Medicaid Waiver amendment occurs during 2025. In addition, although we are unable to predict whether the DPP program for calendar year 2025 will be approved by CMS, or the timing of such approval, TennCare's financial models indicate that our annual DPP reimbursements could range from $40 million to $56 million. The "Estimated 2025" amounts reflected on the table above do not include any net reimbursements in connection with the Tennessee DPP.

Washington, D.C. State Directed Payment program (“SDP”)

In July, 2024, the Budget Support Act (B24-0784) was approved by the mayor of Washington, D.C. This legislation includes a new Medicaid managed care directed payment program that, if ultimately approved, could become effective for the period of October 1, 2024 through September 30, 2025, with potential subsequent annual programs. Finalization of this program remains contingent upon U.S. Congressional and CMS approval. Estimated amounts related to this program are subject to change for various reasons including modifications based upon CMS' review of the preprint payment methodology terms, as well as actual Medicaid managed care utilization for hospitals that operate in the District of Columbia, including ours. If ultimately approved, there can be no assurance that this program will continue for any period after September 30, 2025, or that it will not be modified. The Washington, D.C., Medicaid agency submitted the SDP preprint to CMS in July 2024, for review and approval.

Although we cannot predict if this new SDP program will be ultimately approved, or the timing of such approval should it occur, if approved in its current form, we estimate that our aggregate net benefit from this program for the period of October 1, 2024 through September 30, 2025, related to our two existing hospitals in the market, will approximate $85 million. The "Estimated 2025" amounts reflected on the table above do not include any net reimbursements in connection with the Washington, D.C. SDP program.

Texas DSH and Nevada SPA Programs:

Texas DSH

Upon meeting certain conditions and serving a disproportionately high share of Texas’ low income patients, our qualifying facilities located in Texas receive additional reimbursement from the state’s DSH fund. The Texas DSH program was renewed for the state’s 2025 DSH fiscal year (covering the period of October 1, 2024 through September 30, 2025).

In connection with this program, included in our results of operations was approximately $36 million and $47 million recorded during the years ended December 31, 2024 and 2023, respectively.

We estimate that our aggregate net reimbursements earned pursuant to the Texas DSH program will approximate $30 million during the year ended December 31, 2025.

The Legislation and subsequent federal legislation provides for a significant reduction in Medicaid disproportionate share payments beginning in federal fiscal year 2025 (see above in Sources of Revenues and Health Care Reform-Medicaid for additional disclosure related to the delay of these DSH reductions). HHS is to determine the amount of Medicaid DSH payment cuts imposed on each state based on a defined methodology. As Medicaid DSH payments to states will be cut, consequently, payments to Medicaid-participating providers, including our hospitals in Texas, will be reduced in the coming years. Based on the CMS final rule published in September, 2019 (as amended by the CARES Act and the CAA), beginning in fiscal year 2025, annual Medicaid DSH payments in Texas could be reduced by approximately 41% from current DSH payment levels. A series of federal continuing resolutions were passed by the federal government which provided for ongoing federal funding.

In connection with certain previous DSH and UC adverse federal court decisions, including the Children’s Hospital Association of Texas v. Azar, we continue to maintain reserves in the financial statements for cumulative Medicaid DSH and UC reimbursements related to our behavioral health hospitals located in Texas that amounted to $34 million as of December 31, 2024 and $31 million as of December 31, 2023.

Nevada State Plan Amendment ("SPA")

CMS initially approved an SPA in Nevada in August, 2014 and this SPA has been approved for additional state fiscal years, including the 2024 fiscal year covering the period of July 1, 2023 through June 30, 2024. CMS approval for the 2025 fiscal year, which is still pending, is expected to occur.

In connection with this program, included in our results of operations was approximately $17 million and $25 million recorded during the years ended December 31, 2024 and 2023, respectively.

We estimate that our net reimbursements pursuant to this program will approximate $18 million during the year ended December 31, 2025.

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

We receive Medicaid SDP payments from MCOs authorized by CMS under 42 CFR § 438.6(c). Consistent with capitated rates paid by Medicaid state agencies to MCO’s for managing Medicaid beneficiary lives under a risk-based arrangement, SDP program related capitated rates must also be developed by the state in accordance with actuarial soundness standards noted at 42 CFR § 438.4 and non-compliance could result in a reduction to SDP payment levels. In general, Medicaid SDP payments under 42 CFR § 438.6(c) are subject to annual CMS approval via the submission of a preprint application by a state agency which provides details of the SDP payment methodology and conformity with the applicable federal regulations. CMS SDP preprint approval, and the timing of such approval, if it occurs, are not certain which can affect the both the SDP payment level and timing of SDP revenue recorded by us.

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
•
Specify the scope of in lieu of services and settings to better address health-related social needs;
•
Further specify medical loss ratio requirements, and;
•
Establish a quality rating system for Medicaid and CHIP managed care plans.

The SDP provisions included in the Managed Care Rule:

•
Requires that provider payment levels for state directed payments for inpatient and outpatient hospital services, nursing facility services, and the professional services at an academic medical center not exceed the average commercial rate;
•
Prohibits the use of post-payment reconciliation processes for state directed payments that are based on fee schedules;
•
Makes explicit in regulation the existing requirement that state directed payments must comply with all federal laws concerning funding sources of the non-federal share, and;
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

Surprise Billing Interim Final Rule: On September 30, 2021, the Department of Labor, and the Department of the Treasury, along with the Office of Personnel Management (“OPM”), released an interim final rule with comment period, entitled “Requirements Related to Surprise Billing; Part II.” This rule is related to Title I (the “No Surprises Act”) of Division BB of the Consolidated Appropriations Act, 2021, and establishes new protections from surprise billing and excessive cost sharing for consumers receiving health care items/services. It implements additional protections against surprise medical bills under the No Surprises Act, including provisions related to the independent dispute resolution ("IDR") process, good faith estimates for uninsured (or self-pay) individuals, the patient-provider dispute resolution process, and expanded rights to external review. On February 28, 2022, a district judge in the Eastern District of Texas invalidated portions of the rule governing aspects of the IDR process. In light of this decision, the government issued a final rule on August 19, 2022 eliminating the rebuttable presumption in favor of the qualifying payment amount by the IDR entity and providing additional factors the IDR entity should consider when choosing between two competing offers. CMS regulations and guidance implementing the IDR process has been subject to a significant amount of provider-initiated litigation. As a result, portions of those regulations and guidance materials have been vacated by a federal district court, causing CMS to, on several occasions, pause and resume IDR process operations, causing significant delay in the processing of claims. On October 27, 2023, HHS, the Department of Labor, the Department of the Treasury, and OPM issued a proposed rule intended to improve the functioning of the federal IDR process. Additionally, arguments made by the plaintiffs in such litigation have included allegations that CMS’s regulations and guidance materials are favorable to payers. We cannot predict the impact of the proposed rule on our operations at this time.

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

Medicaid Federal DSH Allotment

Although the implementation has been delayed several times, the Legislation (as amended by subsequent federal legislation) requires annual aggregate reductions in federal Medicaid DSH allotment from FFY 2025 through FFY 2027. Commencing in federal fiscal year 2025, and continuing through 2027, DSH payments are scheduled to be reduced by $8 billion annually. The American Relief Act, 2025 (HR 10545, Public Law No. 118-158) enacted into law on December 21, 2024 postponed the scheduled ACA Medicaid DSH cuts that were to take effect January 1, 2025 to April 1, 2025. The $8 billion DSH reduction for FFY 2025 will be implemented over six months rather than twelve months if not delayed further by Congressional action.

Value-Based Purchasing

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

Hospital Acquired Conditions

The Legislation prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat hospital acquired conditions (“HAC”). Beginning in FFY 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. As part of the FFY 2023 final rule discussed above, and as a result of the on-going COVID-19 pandemic, CMS suppressed all nine measures in the HAC Reduction Program for the FY 2023 program year and eliminated the HAC reduction program’s one percent payment penalty. In FFY 2024, as part of the FFY 2024 IPPS final rule, CMS eliminated the suppression of the applicable HAC measures and as a result reinstated the HAC reduction program.

Readmission Reduction Program

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

Accountable Care Organizations

The Legislation requires HHS to establish a Medicare Shared Savings Program that promotes accountability and coordination of care through the creation of accountable care organizations (“ACOs”). The ACO program allows providers (including hospitals), physicians and other designated professionals and suppliers to voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS will be eligible to share in a portion of the amounts saved by the Medicare program. CMS also developed and implemented more advanced ACO payment models that require ACOs to assume greater risk for attributed beneficiaries. Through various subsidiaries, we participate in ACOs in many of our acute care hospital markets.

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

Other Operating Results

Interest Expense

As reflected on the schedule below, interest expense was $186 million during 2024 and $207 million during 2023 (amounts in thousands):

	2024	2023
Revolving credit & demand notes (a.)	$18,770	$23,139
Tranche A term loan, extinguished (a.)	113,934	155,673
Tranche A term loan, 2029 (a.)	20,001	—
$800 million, 2.65% Senior Notes due 2030 (b.)	21,426	21,426
$700 million, 1.65% Senior Notes due 2026 (c.)	11,725	11,725
$500 million, 2.65% Senior Notes due 2032 (d.)	13,380	13,380
$500 million, 4.625% Senior Notes due 2029 (e.)	6,113	—
$500 million, 5.05% Senior Notes due 2034 (f.)	6,705	—
Subtotal - revolving credit, term loan A and Senior Notes	212,054	225,343
Amortization of financing fees	5,021	5,035
Other combined interest expense	9,381	1,290
Capitalized interest on major projects	(38,922)	(24,422)
Interest income	(1,425)	(572)
Interest expense, net	$186,109	$206,674

(a.)
On September 26, 2024, we entered into the tenth amendment to our credit agreement dated November 15, 2010, as amended and restated at various times from March, 2011 to June, 2022 (the "Credit Agreement"). The tenth amendment provides for, among other things, the following: (i) an extension of the maturity date to September 26, 2029; (ii) a $100 million increase in the revolving credit facility to $1.3 billion of aggregate borrowing capacity (which as of December 31, 2024, had $1.17 billion of aggregate available borrowing capacity, net of $130 million of borrowings outstanding and $3 million of letters of credit), and; (iii) a $1.0 billion reduction in the outstanding borrowings pursuant to the tranche A term loan facility, to $1.2 billion from $2.2 billion previously, utilizing the proceeds generated from the September, 2024, issuance of the below-mentioned senior notes due in 2029 and 2034.
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

Interest expense decreased by $21 million during 2024 to $186 million as compared to $207 million during 2023. The decrease was primarily due to: (i) a net $13 million decrease in aggregate interest expense on our revolving credit, term loan A and senior notes, resulting from a decrease in our aggregate average cost of borrowings pursuant to these facilities (4.65% during 2024 as compared to 4.8% during 2023), as well as a decrease in the aggregate average outstanding borrowings ($4.47 billion during 2024 as compared to $4.63 billion during 2023); (ii) a $15 million decrease resulting from an increase in capitalized interest on major projects, partially offset by; (iii) a net $7 million increase in other combined interest expenses.

The average effective interest rate, including amortization of deferred financing costs, on borrowings outstanding under our revolving credit, term loan A and senior notes, which amounted to approximately $4.47 billion as of 2024 and $4.63 billion as of 2023, were 4.8% during 2024 and 4.9% during 2023.

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

Provision for Income Taxes and Effective Tax Rates

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for each of the years ended December 31, 2024 and 2023 (dollar amounts in thousands):

	2024	2023
Provision for income taxes	$334,827	$221,119
Income before income taxes	1,497,936	940,426
Effective tax rate	22.4%	23.5%

The provision for income taxes increased $114 million during 2024, as compared to 2023, due primarily to: (i) the increase in the provision for income taxes resulting from the $538 million increase in pre-tax income (consisting of $558 million increase in income before income taxes minus a $20 million increase in the income/loss attributable to noncontrolling interests), partially offset by; (ii) a $16 million decrease in the provision for income taxes during 2024, as compared to 2023, from the net tax benefit recorded pursuant to ASU 2016-09, net of the impact of executive compensation limitations pursuant to IRC section 162(m).

Due to recent guidance and enacted laws surrounding the global 15% minimum tax rate that will be effective after 2024 from the Organization for Economic Co-operation and Development ("OECD"), as well as jurisdictions that we operate in, we anticipate adverse effects to our provision for income taxes as well as cash taxes. Currently, the United States has not enacted legislation that aligns with the OECD global minimum tax rate. We do not expect these effects to be material and will continue to monitor changes in tax policies and laws issued by the OECD and jurisdictions in which we operate.

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

Liquidity

Year ended December 31, 2024 as compared to December 31, 2023:

Net cash provided by operating activities

Net cash provided by operating activities was $2.067 billion during 2024 as compared to $1.268 million during 2023. The net increase of $799 million was primarily attributable to the following:

•
a favorable change of $472 million resulting from an increase in net income plus/minus depreciation and amortization expense, stock-based compensation expense, gains on sales of assets and businesses and costs related to the extinguishment of debt;
•
a favorable change of $250 million in accounts receivable due, in part, to a decrease in our days sales outstanding as of December 31, 2024, as compared to December 31, 2023, as discussed below;
•
a favorable change of $94 million from other working capital accounts due primarily to the timing of disbursements for certain accrued liabilities;
•
an unfavorable change of $61 million in other assets and deferred charges;
•
a favorable change of $56 million in accrued and deferred income taxes, and;
•
$12 million of other combined net unfavorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the year. The result is divided into the accounts receivable balance at the end of the year. Our DSO were 50 days at December 31, 2024 and 57 days at December 31, 2023.

Net cash used in investing activities

Net cash used in investing activities was $911 million during 2024 and $763 million during 2023.

2024:

The $911 million of net cash used in investing activities during 2024 consisted of:

•
$944 million spent on capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;
•
$39 million of proceeds received from sales of assets and businesses;
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

Net cash used in financing activities

Net cash used in financing activities was $1.145 billion during 2024 and $494 million during 2023.

2024:

The $1.145 billion of net cash used in financing activities during 2024 consisted of the following:

•
spent $2.640 billion on net repayments of debt as follows: (i) $2.259 billion related to our previous tranche A term loan facility which was extinguished in September, 2024, and replaced with a new $1.2 billion tranche A term loan facility; (ii) $366 million related to our revolving credit facility, and; (iii) $15 million related to other debt facilities;
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
•
spent $671 million to repurchase shares of our Class B Common Stock in connection with: (i) open market purchases pursuant to our stock repurchase program ($599 million), and; (ii) income tax withholding obligations related to stock-based compensation programs ($72 million);
•
spent $53 million to pay quarterly cash dividends of $.20 per share;
•
generated $15 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans;
•
received $13 million from the sale of ownership interests to minority members;
•
spent $13 million to pay financing costs, and;
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

2025 Expected Capital Expenditures:

During 2025, we expect to spend approximately $850 million to $1.000 billion on capital expenditures which includes expenditures for capital equipment, construction of new facilities, and renovations and expansions at existing hospitals. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

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

On September 26, 2024, we entered into a tenth amendment ("Tenth Amendment") to our credit agreement ("Credit Agreement"), dated as of November 15, 2010, as amended and restated at various times from March, 2011 to June, 2022, among UHS, as borrower, the several banks and other financial institutions or entities from time to time parties thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent. The Tenth Amendment provided for: (i) an extension of the maturity date to September 26, 2029; (ii) a new revolving credit facility of up to $1.3 billion (which as of December 31, 2024, had $1.17 billion of aggregate available borrowing capacity, net of $130 million of outstanding borrowings and $3 million of letters of credit), and; (iii) a new replacement tranche A term loan facility ("Tranche A Term Loan") of up to $1.2 billion (which had $1.19 billion of outstanding borrowings as of December 31, 2024).

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

Revolving credit and Tranche A Term Loan borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5% and (c) one month term SOFR rate plus 1.1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month term SOFR rate plus 0.1% (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625%. As of December 31, 2024, the applicable margins were 0.375% for ABR-based loans and 1.375% for SOFR-based loans under the revolving credit and term loan A facilities. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, if sold to a receivables facility pursuant to the Credit Agreement, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens, indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of December 31, 2024 (pursuant to the terms of the Credit Agreement, as amended on September 26, 2024) and as of December 31, 2023 (pursuant to the terms of the previous credit agreement).

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

As of December 31, 2024, including the above-mentioned newly issued Notes, we had combined aggregate principal of $3.0 billion from the following senior secured notes:

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

As discussed in Note 9 to the Consolidated Financial Statements-Relationship with Universal Health Realty Income Trust and Other Related Party Transactions, on December 31, 2021, we (through wholly-owned subsidiaries of ours) entered into an asset purchase and sale agreement with Universal Health Realty Income Trust (the “Trust”). Pursuant to the terms of the agreement, as amended, we, among other things, transferred to the Trust, the real estate assets of Aiken Regional Medical Center (“Aiken”) and Canyon Creek Behavioral Health (“Canyon Creek”). In connection with this transaction, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases, as amended, (with the Trust as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. As a result of our purchase option within the Aiken and Canyon Creek lease agreements, this asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with

U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust are recorded to interest expense and as a reduction of the outstanding financial liability, and the amount allocated to interest expense is determined based upon our incremental borrowing rate and the outstanding financial liability. In connection with this transaction, our consolidated balance sheets at December 31, 2024 and December 31, 2023 reflect financial liabilities, which are included in debt, of approximately $74 million and $77 million, respectively.

At December 31, 2024, the carrying value and fair value of our debt were approximately $4.5 billion and $4.2 billion, respectively. At December 31, 2023, the carrying value and fair value of our debt were approximately $4.9 billion and $4.6 billion, respectively. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was approximately 40% at December 31, 2024 and 44% at December 31, 2023.

We expect to finance all capital expenditures and acquisitions and pay dividends and potentially repurchase shares of our common stock utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing revolving credit facility, which had $1.17 billion of available borrowing capacity as of December 31, 2024, or through refinancing the existing Credit Agreement; (ii) the issuance of other short-term and/or long-term debt, and/or; (iii) the issuance of equity. We believe that our operating cash flows, cash and cash equivalents, available commitments under existing agreements, as well as access to the capital markets, provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months. However, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Supplemental Guarantor Financial Information

As of December 31, 2024, we had combined aggregate principal of $3.0 billion from All the Notes:

•
$700 million aggregate principal amount of the 2026 Notes;
•
$500 million aggregate principal amount of the 2029 Notes;
•
$800 million aggregate principal amount of the 2030 Notes;
•
$500 million of aggregate principal amount of the 2032 Notes, and;
•
$500 million of aggregate principal amount of the 2034 Notes.

All the Notes are fully and unconditionally guaranteed pursuant to the Guarantees on a senior secured basis by the Subsidiary Guarantors. All the Notes and the Guarantees are secured by first-priority liens, subject to permitted liens, on certain of the Company’s and the Subsidiary Guarantors’ assets now owned or acquired in the future by the Company or the Subsidiary Guarantors (other than real property, accounts receivable sold pursuant to the Company’s existing receivables facility (as defined in the Indentures pursuant to which All the Notes were issued), and certain other excluded assets). The Company’s obligations with respect to All the Notes, the obligations of the Subsidiary Guarantors under the Guarantees, and the performance of all of the Company’s and the Subsidiary Guarantors’ other obligations under the Indentures, are secured equally and ratably with the Company’s and the Subsidiary Guarantors’ obligations under the Credit Agreement and All the Notes by a perfected first-priority security interest, subject to permitted liens, in the collateral owned by the Company and its Subsidiary Guarantors, whether now owned or hereafter acquired. However, the liens on the collateral securing All the Notes and the Guarantees will be released if: (i) All the Notes have investment grade ratings; (ii) no default has occurred and is continuing, and; (iii) the liens on the collateral securing all first lien obligations (including the Credit Agreement and All the Notes) and any junior lien obligations are released or the collateral under the Credit Agreement, any other first lien obligations and any junior lien obligations is released or no longer required to be pledged. The liens on any collateral securing All the Notes and the Guarantees will also be released if the liens on that collateral securing the Credit Agreement, other first lien obligations and any junior lien obligations are released.

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

We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although our Credit Agreement contains restrictions on the incurrence of additional indebtedness and our Credit Agreement and All the Notes contain restrictions on our ability to incur liens to secure additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, if we incur any additional indebtedness secured by liens that rank equally with All the Notes, subject to collateral arrangements, the holders of that debt will be entitled to share ratably with holders of All the Notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company. This may have the effect of reducing the amount of proceeds paid to holders of All the Notes.

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

The summarized balance sheet information for the consolidated obligor group of debt issued by Universal Health Services, Inc. is presented in the table below:

(in thousands)	December 31, 2024	December 31, 2023
Current assets	$2,279,988	$2,292,716
Noncurrent assets (1)	$9,214,924	$8,876,623
Current liabilities	$1,870,563	$1,786,642
Noncurrent liabilities	$5,451,167	$5,728,371
Due to non-guarantors	$912,958	$913,481
(1) Includes goodwill of $3,262 million and $3,267 million as of December 31, 2024 and 2023, respectively.

The summarized results of operations information for the consolidated obligor group of debt issued by Universal Health Services, Inc. is presented in the table below:

	Twelve Months Ended	Twelve Months Ended
(in thousands)	December 31, 2024	December 31, 2023
Net revenues	$12,642,381	$11,454,260
Operating charges	11,200,769	10,416,176
Interest expense, net	248,568	277,521
Other (income) expense, net	(3,186)	24,996
Net income	$920,944	$556,423

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2024 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $154 million consisting of: (i) $130 million related to our self-insurance programs, and; (ii) $24 million of other debt and public utility guarantees.

Obligations under operating leases for real property, real property master leases and equipment amount to $919 million as of December 31, 2024. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income. We sublease space in these buildings and any amounts received from these subleases are offset against the expense. In addition, we lease certain hospital facilities from Universal Health Realty Income Trust (the “Trust”) with terms scheduled to expire in 2026, 2033 and 2040. These leases contain various renewal options, as disclosed in Note 9 to the Consolidated Financial Statements-Relationship with Universal Health Realty Income Trust and Other Related Party Transactions. We also lease two free-standing emergency departments and space in certain medical office buildings which are owned by the Trust. In addition, we lease the real property of certain other facilities from non-related parties as indicated in Item 2. Properties, as included herein.

The following represents the scheduled maturities of our contractual obligations as of December 31, 2024:

	Payments Due by Period (dollars in thousands)
		Less than	2-3	4-5	After
	Total	1 year	years	years	5 years
Long-term debt obligations (a)	$4,524,366	$40,059	$811,903	$1,728,010	$1,944,394
Estimated future interest payments on debt outstanding as of December 31, 2024 (b)	1,075,408	179,726	344,051	311,132	240,499
Construction commitments (c)	31,568	31,568	0	0	0
Purchase and other obligations (d)	435,845	95,840	162,684	95,553	81,768
Operating leases (e)	918,880	88,488	141,183	90,757	598,452
Estimated future payments for defined benefit pension plan, and other retirement plan (f)	159,299	22,253	14,659	14,656	107,731
Health and dental unpaid claims (g)	117,829	117,829	0	0	0
Total contractual cash obligations	$7,263,195	$575,763	$1,474,480	$2,240,108	$2,972,844

(a)
Reflects debt outstanding, after unamortized financing costs, as of December 31, 2024 as discussed in Note 4 to the Consolidated Financial Statements.
(b)
Assumes that all debt outstanding as of December 31, 2024, including borrowings under our Credit Agreement, remain outstanding until the final maturity of the debt agreements at the same interest rates (some of which are floating) which were in effect as of December 31, 2024. We have the right to repay borrowings upon short notice and without penalty, pursuant to the terms of the Credit Agreement.
(c)
Our share of the estimated construction cost of two behavioral health care facilities scheduled to be completed in 2025 that, subject to approval of certain regulatory conditions, we are required to build pursuant to joint-venture agreements with third parties. In addition, we had various other projects under construction as of December 31, 2024. Because we can terminate substantially all of the construction contracts related to the various other projects at any time without paying a termination fee, these costs are excluded from the table above.
(d)
Consists of: (i) $183 million related to the ongoing operation of an electronic health records application and purchase and implementation of a revenue cycle and other applications for our facilities; (ii) $85 million related to the development, implementation and operation of an enterprise resource planning application; (iii) $61 million in healthcare infrastructure in Washington D.C. in connection with various agreements with the District of Columbia, as discussed below; (iv) $52 million related to long-term contracts with third-parties consisting primarily of certain revenue cycle data processing services for our acute care facilities; (v) $43 million for administrative software applications, and; (vi) $12 million for other software applications.
(e)
Reflects our future minimum operating lease payment obligations related to our operating lease agreements outstanding as of December 31, 2024 as discussed in Note 7 to the Consolidated Financial Statements. Some of the lease agreements provide us with the option to renew the lease and our future lease obligations would change if we exercised these renewal options. In connection with these operating lease commitments, our consolidated balance sheet as of December 31, 2024 includes right of use assets amounting to $419 million and aggregate operating lease liabilities of $451 million ($75 million included in current liabilities and $376 million included in noncurrent liabilities).

(f)
Consists of $133 million of estimated future payments related to our non-contributory, defined benefit pension plan (estimated through 2080), as disclosed in Note 8 to the Consolidated Financial Statements, and $26 million of estimated future payments related to other retirement plan liabilities ($23 million of liabilities recorded in other non-current liabilities as of December 31, 2024 in connection with these retirement plans).
(g)
Consists of accrued and unpaid estimated claims expense incurred in connection with our commercial health insurers and self-insured employee benefit plans.

As of December 31, 2024, the total net accrual for our self-insured professional and general liability claims was $487 million, of which $85 million is included in other current liabilities and $402 million is included in other non-current liabilities. We exclude the $487 million for professional and general liability claims from the contractual obligations table because there are no significant contractual obligations associated with these liabilities and because of the uncertainty of the dollar amounts to be ultimately paid as well as the timing of such payments. Please see Self-Insured/Other Insurance Risks above for additional disclosure related to our professional and general liability claims and reserves.

During 2020, we entered into various agreements with the District of Columbia (the “District”) related to the development, leasing and operation of an acute care hospital (that is expected to be completed and opened in the Spring of 2025) and certain other facilities/structures on land owned by the District (“District Facilities”). The agreements contemplate that we will serve as manager for development and construction of the District Facilities on behalf of the District, with a projected aggregate cost of approximately $439 million, approximately $344 million of which was incurred as of December 31, 2024, which is being entirely funded by the District. Upon completion of the District Facilities, we will lease the District Facilities for a nominal rental amount for a period of 75 years and are obligated to operate the District Facilities during the lease term. We have certain lease termination rights in connection with the District Facilities beginning on the tenth anniversary of the lease commencement date for various and decreasing amounts as provided for in the agreements. Additionally, any time after the 10th anniversary of the lease term, we have a right to purchase the District Facilities for a price equal to the greater of fair market value of the District Facilities or the amount necessary to defease the bonds issued by the District to fund the construction of the District Facilities. The lease agreement also entitles the District to participation rent should certain specified earnings before interest, taxes, depreciation and amortization thresholds be achieved by the acute care hospital. Additionally, we have committed to expend no less than $75 million, over a projected 12-year period, in healthcare infrastructure including expenditures related to the District Facilities as well as other healthcare related expenditures in certain specified areas of Washington, D.C. This financial commitment is included in “Purchase and other obligations” as reflected on the contractual obligations table above. Pursuant to the agreements, the District is entitled to certain termination fees and other amounts as specified in the agreements in the event we, within certain specified periods of time, cease to operate the acute care hospital or there is a transfer of control of us or our subsidiary operating the hospital.

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

The table below presents information about our long-term financial instruments that are sensitive to changes in interest rates as of December 31, 2024. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by contractual maturity dates.

Maturity Date, Fiscal Year Ending December 31

(dollar amounts in thousands)

	2025	2026	2027	2028	2029	Thereafter	Total
Long-term debt:
Fixed rate:
Debt	$10,059	$708,317	$11,501	$12,402	$508,665	$1,931,356	$3,182,300
Average interest rates	3.2%	3.2%	3.7%	3.6%	3.6%	3.8%	3.5%
Variable rate:
Debt	$30,000	$30,000	60,000	60,000	1,142,241	0	$1,322,241
Average interest rates	5.8%	5.8%	5.8%	5.8%	5.8%	0.0%	5.8%
Interest rate swaps:
Notional amount
Average interest rates

As calculated based upon our variable rate debt outstanding as of December 31, 2024 that is subject to interest rate fluctuations, each 1% change in interest rates would impact our pre-tax income by approximately $13 million.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures.

As of December 31, 2024, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934, as amended, and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2024, based on criteria in Internal Control—Integrated Framework (2013), issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in its report which appears herein.

ITEM 9B Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended December 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C Disclosure Regarding Foreign Jurisdictions that Prevent Inspections. Other Information

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024. See also “Executive Officers of the Registrant” appearing in Item 1 hereof.

ITEM 11. Executive Compensation

There is hereby incorporated by reference the information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024.

ITEM 14. Principal Accountant Fees and Services.

There is hereby incorporated by reference the information to appear under the caption “Relationship with Independent Auditors” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024.

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

4.7

Second Supplemental Indenture, dated as of June 23, 2022, among the Company, the Subsidiary Guarantors party thereto, U.S. Bank Trust Company and National Association (as successor to U.S. Bank National Association), as trustee to the indenture, dated as of September 21, 2020, previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 27, 2022, is incorporated herein by reference.

4.8

First Supplemental Indenture, dated as of June 23, 2022, among the Company, the Subsidiary Guarantors party thereto, and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, to the indenture, dated as of August 24, 2021, previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 27, 2022, is incorporated herein by reference.

No.	Description
4.9

Third Supplemental Indenture, dated as of November 4, 2022, among the Company, the Subsidiary Guarantors party thereto and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, to the indenture, dated as of September 21, 2020, previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q dated November 8, 2022, is incorporated herein by reference.

4.10

Second Supplemental Indenture, dated as of November 4, 2022, among the Company, the Subsidiary Guarantors party thereto and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, to the indenture, dated as of August 24, 2021, previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q dated November 8, 2022, is incorporated herein by reference.

4.11

Indenture, dated as of September 26, 2024, among the Company, the Subsidiary Guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee, and JPMorgan Chase Bank, N.A., as collateral agent, previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 1, 2024, is incorporated herein by reference.

4.12

First Supplemental Indenture, dated as of September 26, 2024, among the Company, the Subsidiary Guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee, and JPMorgan Chase Bank, N.A., as collateral agent, to the indenture, dated as of September 26, 2024, governing the Issuer’s 4.625% Senior Secured Notes due 2029 and the Issuer’s 5.050% Senior Secured Notes due 2034, previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 1, 2024, is incorporated herein by reference.

4.13

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
10.9

Amendment No. 1 to the Master Lease Document, between certain subsidiaries of Universal Health Services, Inc. and Universal Health Realty Income Trust, dated April 24, 2006, previously filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.

10.10

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

10.11

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

10.12

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

10.13

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

10.14

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

10.15

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

10.16

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

10.17

Fifth Amendment, dated as of November 7, 2016, to the Credit Agreement, dated as of November 15, 2010, as amended on March 15, 2011, September 21, 2012, May 16, 2013 and August 7, 2014, among the Company, as borrower, the several banks and other financial institutions from time to time parties thereto, as lenders, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 8, 2016, is incorporated herein by reference.

10.18

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

10.19

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

10.20

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

10.21

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

10.22

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

10.23*

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

10.24*

Form of Supplemental Life Insurance Plan and Agreement Part B: Alan B. Miller 2002 Trust (effective December 9, 2010, by and between Universal Health Services, Inc., a Delaware corporation (the “Company”), and Anthony Pantaleoni as Trustee), previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 10, 2010, is incorporated herein by reference.

10.25*

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

10.26*

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

10.27

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

10.28*

Form of Stock Option Award Agreement under the Universal Health Services, Inc. 2020 Omnibus Stock and Incentive Plan, previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2020, is incorporated herein by reference.

No.	Description
10.29*

Form of Restricted Stock Award Agreement under the Universal Health Services, Inc. 2020 Omnibus Stock and Incentive Plan, previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2020, is incorporated herein by reference.

10.30*

Form of Restricted Stock Unit Award Agreement under the Universal Health Services, Inc. 2020 Omnibus Stock and Incentive Plan, previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2020, is incorporated herein by reference.

10.31

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

10.32

Form of Settlement Agreement between various states and Universal Health Services, Inc. and UHS of Delaware, Inc., acting on behalf of the entities listed on Exhibits A and B, previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 10, 2020, is incorporated herein by reference.

10.33

Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Universal Health Services, Inc. and UHS of Delaware, Inc., previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 10, 2020, is incorporated herein by reference.

10.34*

Employment Agreement between Universal Health Services, Inc. and Marc D. Miller dated as of December 23, 2020, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 23, 2020, is incorporated herein by reference.

10.35*

Amendment, dated as of March 23, 2022, to Employment Agreement, dated as of December 23, 2020, between Universal Health Services, Inc. and Marc D. Miller, previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 23, 2022, is incorporated herein by reference.

10.36*

Employment Agreement between Universal Health Services, Inc. and Alan B. Miller dated as of December 23, 2020, previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 23, 2020, is incorporated herein by reference.

10.37*

Amendment, dated as of March 23, 2022, to Employment Agreement, dated as of December 23, 2020, between Universal Health Services, Inc. and Alan B. Miller, previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 23, 2022, is incorporated herein by reference.

10.38

Master Lease Document between certain subsidiaries of Universal Health Services, Inc. and Universal Health Realty Income Trust, dated December 31, 2021 previously filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K dated February 24, 2022, is incorporated herein by reference.

10.39*	Universal Health Services, Inc. 2022 Executive Incentive Plan, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 23, 2022, is incorporated herein by reference.

10.40*

Form of Restricted Stock Unit Award Agreement under the Universal Health Services, Inc. 2020 Omnibus Stock and Incentive Plan, previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2022, is incorporated herein by reference.

10.41*

Form of Restricted Stock Units Award Agreement for Named Executive Officers with Employment Agreements, , previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2022, is incorporated herein by reference.

No.	Description
10.42*

Form of Restricted Stock Units Award Agreement for Named Executive Officers without Employment Agreements, previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2022, is incorporated herein by reference.

10.43*	Form of Restricted Stock Units Award Agreement for Directors, previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2022, is incorporated herein by reference.

10.44*

Separation Agreement and General Release by and between UHS of Delaware, Inc. and Marvin Pember effective as of December 31, 2022, previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A dated December 7, 2022, is incorporated herein by reference.

10.45*

Employment Agreement between Universal Health Services, Inc. and Edward Sim dated October 18, 2022 previously filed as Exhibit 10.66 to the Company’s Annual Report on Form 10-K dated February 27, 2023, is incorporated herein by reference.

10.46*

Universal Health Services, Inc. Amended and Restated 2020 Omnibus Stock and Incentive Plan, as amended by the Amendment thereto, previously filed as Exhibit A to the Company’s Proxy Statement filed on April 4, 2024, is incorporated herein by reference.

10.47*

Universal Health Services, Inc. Amended and Restated Employee Stock Purchase Plan, previously filed as Exhibit B to the Company’s Proxy Statement filed on April 4, 2024, is incorporated herein by reference.

10.48

Tenth Amendment, dated as of September 26, 2024, to Credit Agreement, dated as of November 15, 2010 and as amended and restated as of September 21, 2012, August 7, 2014, October 23, 2018, August 21, 2021, September 10, 2021, June 23, 2022 and September 26, 2024, among the Company, JP Morgan Chase Bank, N.A., as administrative agent and other financial institutions or entities from time to time parties thereto, including the amendment and restatement thereof, effective as of September 26, 2024, attached as Exhibit A thereto and referred to herein as the Senior Secured Credit Facility, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 1, 2024, is incorporated herein by reference.

11	Statement regarding computation of per share earnings is set forth in Note 1 of the Notes to the Consolidated Financial Statements.

19*	Universal Health Services, Inc. Inside Information and Trading of Company Stock Policy.

21	Subsidiaries of Registrant.

22.1	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm-PricewaterhouseCoopers LLP.

31.1	Certification from the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification from the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification from the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification from the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Universal Health Services, Inc. Clawback Policy.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

No.	Description
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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
Marc D. Miller Chief Executive Officer February 26, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ALAN B. MILLER Alan B. Miller	Executive Chairman of the Board	February 26, 2025

/s/ MARC D. MILLER Marc D. Miller	Director, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2025

/s/ NINA CHEN-LANGENMAYR	Director	February 26, 2025
Nina Chen-Langenmayr

/s/ EILEEN C. MCDONNELL Eileen C. McDonnell	Director	February 26, 2025

/s/ WARREN J. NIMETZ Warren J. Nimetz	Director	February 26, 2025

/s/ MARIA SINGER Maria Singer	Director	February 26, 2025

/s/ ELLIOTT J. SUSSMAN M.D. Elliot J. Sussman M.D.	Director	February 26, 2025

/s/ STEVE FILTON Steve Filton	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 26, 2025

UNIVERSAL HEALTH SERVICES, INC.

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Universal Health Services, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Universal Health Services, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of accounts receivable

As described in Notes 1 and 10 to the consolidated financial statements, the Company reports net patient service revenue at the estimated net realizable amounts from patients and third-party payers and others for services rendered. The Company has agreements with third-party payers that provide for payments to the Company at amounts different from established rates. Payment arrangements include rates per discharge, reimbursed costs, discounted charges and per diem payments. Estimates of contractual allowances, which represent explicit price concessions, under managed care plans are based upon the payment terms specified in the related contractual agreements. Management estimates Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. Management monitors the historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to assure that provisions are made using the most accurate information available. In addition to explicit price concessions, management estimates revenue adjustments for implicit price concessions based on general factors such as payer mix, the aging of the receivables and historical collection experience. Management routinely reviews accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectability of the patient accounts and make adjustments to the allowances as warranted. As of December 31, 2024, the net accounts receivable balance was $2.2 billion.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of accounts receivable, including controls over management’s valuation approach, assumptions and data used to estimate the explicit and implicit price concessions. These procedures also included, among others, (i) testing management’s process for developing the estimate for price concessions, as well as the relevance of the historical billing and collection data as an input to the valuation approach; (ii) testing the accuracy of a sample of revenue transactions and a sample of cash collections from the historical billing data and historical collection data used in management’s estimation of price concessions; (iii) evaluating the historical accuracy of management’s process for developing the estimate of the amount which will ultimately be collected by comparing actual cash collections to the previously recorded net accounts receivable balance; and (iv) developing an independent expectation of the net accounts receivable balance. Developing an independent expectation involved calculating the percentage of cash collections as compared to the recorded net accounts receivable balance as of the end of the prior year, applying those calculated percentages to the recorded accounts receivable balance as of December 31, 2024, and comparing the calculated balance to management’s estimate of the net accounts receivable balance.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 26, 2025

We have served as the Company’s auditor since 2007.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except per share data)
Net revenues	$15,827,935	$14,281,976	$13,399,370
Operating charges:
Salaries, wages and benefits	7,518,687	7,107,484	6,762,256
Other operating expenses	4,308,384	3,757,216	3,445,733
Supplies expense	1,587,786	1,532,828	1,474,339
Depreciation and amortization	584,831	568,041	581,861
Lease and rental expense	146,433	141,026	131,626
	14,146,121	13,106,595	12,395,815
Income from operations	1,681,814	1,175,381	1,003,555
Interest expense, net	186,109	206,674	126,889
Other (income) expense, net	(2,231)	28,281	10,406
Income before income taxes	1,497,936	940,426	866,260
Provision for income taxes	334,827	221,119	209,278
Net income	1,163,109	719,307	656,982
Less: Net income (loss) attributable to noncontrolling interests	21,012	1,512	(18,627)
Net income attributable to UHS	$1,142,097	$717,795	$675,609
Basic earnings per share attributable to UHS	$17.16	$10.35	$9.23
Diluted earnings per share attributable to UHS	$16.82	$10.23	$9.14
Weighted average number of common shares—basic	66,554	69,321	73,118
Add: Other share equivalents	1,342	804	714
Weighted average number of common shares and equivalents—diluted	67,896	70,125	73,832

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2024	2023	2022
	(Dollar amounts in thousands)
Net income	$1,163,109	$719,307	$656,982
Other comprehensive income (loss):
Minimum pension liability	2,416	4,166	(2,869)
Foreign currency translation adjustment	(3,237)	15,271	(37,310)
Other	17	0	0
Other comprehensive income before tax	(804)	19,437	(40,179)
Income tax expense related to items of other comprehensive income	1,284	480	(220)
Total other comprehensive income (loss), net of tax	(2,088)	18,957	(39,959)
Comprehensive income	1,161,021	738,264	617,023
Less: Comprehensive loss (income) attributable to noncontrolling interests	21,012	1,512	(18,627)
Comprehensive income attributable to UHS	$1,140,009	$736,752	$635,650

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(Dollar amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$125,983	$119,439
Accounts receivable, net	2,177,751	2,238,265
Supplies	220,940	216,988
Other current assets	291,614	236,658
Total current assets	2,816,288	2,811,350
Property and Equipment
Land	745,706	737,226
Buildings and improvements	7,671,206	7,139,980
Equipment	3,260,350	3,066,339
Property under finance lease	125,018	101,318
	11,802,280	11,044,863
Accumulated depreciation	(6,071,058)	(5,652,518)
	5,731,222	5,392,345
Construction-in-progress	841,003	732,184
	6,572,225	6,124,529
Other assets:
Goodwill	3,932,879	3,932,407
Deferred income taxes	118,449	85,626
Right of use assets-operating leases	418,719	433,962
Deferred charges	9,404	6,974
Other	601,785	572,754
	5,081,236	5,031,723
Total Assets	$14,469,749	$13,967,602
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$40,059	$126,686
Accounts payable	632,001	613,974
Accrued liabilities
Compensation and related benefits	622,625	549,470
Interest	30,250	17,436
Taxes other than income	161,683	154,186
Operating lease liabilities	74,649	71,600
Deferred grant revenue	0	5,375
Other	634,920	472,574
Current federal and state income taxes	14,219	2,046
Total current liabilities	2,210,406	2,013,347

Other noncurrent liabilities	655,806	584,007
Operating lease liabilities noncurrent	376,239	382,559
Long-term debt	4,464,482	4,785,783
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	13,293	5,191
Equity:
Class A Common Stock, voting, $.01 par value; authorized 12,000,000 shares: issued and outstanding 6,576,475 shares in 2024 and 6,577,100 shares in 2023	66	66
Class B Common Stock, limited voting, $.01 par value; authorized 150,000,000 shares: issued and outstanding 57,726,557 shares in 2024 and 59,930,083 shares in 2023	577	599
Class C Common Stock, voting, $.01 par value; authorized 1,200,000 shares: issued and outstanding 661,688 shares in 2023 and 661,688 shares in 2022	7	7
Class D Common Stock, limited voting, $.01 par value; authorized 5,000,000 shares: issued and outstanding 12,614 shares in 2024 and 12,962 shares in 2023	0	0
Cumulative dividends	(713,705)	(659,890)
Retained earnings	7,372,061	6,798,930
Accumulated other comprehensive income	7,201	9,289
Universal Health Services, Inc. common stockholders’ equity	6,666,207	6,149,001
Noncontrolling interest	83,316	47,714
Total Equity	6,749,523	6,196,715
Total Liabilities and Stockholders’ Equity	$14,469,749	$13,967,602

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2024

(in thousands)

								Accumulated	UHS
	Redeemable							Other	Common
	Noncontrolling	Class A	Class B	Class C	Class D	Cumulative	Retained	Comprehensive	Stockholders'	Noncontrolling
	Interest	Common	Common	Common	Common	Dividends	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 1, 2024	$5,191	$66	$599	$7	$—	$(659,890)	$6,798,930	$9,289	$6,149,001	$47,714	$6,196,715
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	12	—	—	—	15,226	—	15,238	—	15,238
Repurchased	—	—	(34)	—	—	—	(674,946)	—	(674,980)	—	(674,980)
Restricted share-based compensation expense	—	—	—	—	—	—	43,626	—	43,626	—	43,626
Dividends paid	—	—	—	—	—	(53,815)	—	—	(53,815)	—	(53,815)
Stock option expense	—	—	—	—	—	—	54,289	—	54,289	—	54,289
Change in redemption amount of redeemable noncontrolling interest	7,144	—	—	—	—	—	(7,144)	—	(7,144)	—	(7,144)
Distributions to noncontrolling interests	(650)	—	—	—	—	—	—	—	—	(5,860)	(5,860)
Purchase of ownership interests by minority members	—	—	—	—	—	—	—	—	—	22,056	22,056
Comprehensive income:
Net income to UHS / noncontrolling interests	1,608	—	—	—	—	—	1,142,097	—	1,142,097	19,406	1,161,503
Other	—	—	—	—	—	—	(17)	17	—	—	—
Foreign currency translation adjustments (net of income tax effect of $704)	—	—	—	—	—	—	—	(3,941)	(3,941)	—	(3,941)
Minimum pension liability (net of income tax effect of $580)	—	—	—	—	—	—	—	1,836	1,836	—	1,836
Subtotal - comprehensive income	1,608	—	—	—	—	—	1,142,080	(2,088)	1,139,992	19,406	1,159,398
Balance, December 31, 2024	$13,293	$66	$577	$7	$—	$(713,705)	$7,372,061	$7,201	$6,666,207	$83,316	$6,749,523

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2023

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

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2022

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$1,163,109	$719,307	$656,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	584,831	568,041	581,861
(Gain) loss on sales of assets and businesses	(9,920)	(6,250)	584
Stock-based compensation expense	99,349	87,720	85,378
Costs related to extinguishment of debt	3,158	0	0
Provision for asset impairment	0	0	57,550
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	67,355	(182,444)	(258,338)
Accrued interest	12,814	1,193	1,835
Accrued and deferred income taxes	12,651	(43,450)	(29,510)
Other working capital accounts	61,897	(32,321)	(146,692)
Deferred grant revenue	0	2,978	2,391
Other assets and deferred charges	(12,163)	48,517	19,918
Other	21,811	39,133	(8,676)
Accrued insurance expense, net of commercial premiums paid	254,394	183,462	174,723
Payments made in settlement of self-insurance claims	(192,185)	(118,089)	(141,983)
Net cash provided by operating activities	2,067,101	1,267,797	996,023
Cash Flows from Investing Activities:
Property and equipment additions	(943,810)	(743,055)	(734,001)
Acquisition of businesses and property	(18,998)	(3,728)	(20,309)
Inflows (outflows) from foreign exchange contracts that hedge our net U.K. investment	12,860	(40,695)	94,913
Proceeds received from sales of assets and businesses	38,563	24,187	12,001
Decrease in capital reserves of commercial insurance subsidiary	276	16	100
Net cash used in investing activities	(911,109)	(763,275)	(647,296)
Cash Flows from Financing Activities:
Repayments of long-term debt	(2,640,001)	(85,480)	(89,367)
Additional borrowings	2,210,248	185,100	705,321
Financing costs	(12,566)	(308)	(3,164)
Repurchase of common shares	(670,754)	(547,363)	(832,918)
Dividends paid	(53,346)	(55,480)	(58,449)
Issuance of common stock	15,070	13,654	14,068
Profit distributions to noncontrolling interests	(6,508)	(6,830)	(5,391)
Purchase (sale) of ownership interests by (from) minority member	12,980	2,762	(48,500)
Net cash used in financing activities	(1,144,877)	(493,945)	(318,400)
Effect of exchange rate changes on cash and cash equivalents	(833)	3,056	(8,424)
Increase in cash, cash equivalents and restricted cash	10,282	13,633	21,903
Cash, cash equivalents and restricted cash, beginning of period	214,470	200,837	178,934
Cash, cash equivalents and restricted cash, end of period	$224,752	$214,470	$200,837
Supplemental Disclosures of Cash Flow Information:
Interest paid	$168,274	$200,446	$120,136
Income taxes paid, net of refunds	$325,430	$257,896	$250,759
Noncash purchases of property and equipment	$118,109	$66,899	$72,064

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

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our consolidated balance sheets. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we cannot provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our results in 2024, 2023 or 2022. If it were to occur, each 1% adjustment to our estimated net Medicare revenues that are subject to retrospective review and settlement as of December 31, 2024, would change our after-tax net income by approximately $2 million.

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

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates, subject to the ultimate disposition of the patient’s Medicaid eligibility. When the patient’s ultimate eligibility is determined, reclassifications may occur which impacts net revenues in future periods. Although the patient’s ultimate eligibility determination may result in adjustments to net revenues, these adjustments do not have a material impact on our results of operations in 2024, 2023 or 2022 since our facilities make estimates at each financial reporting period to adjust revenue based on historical collections.

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

Uncompensated care (charity care and uninsured discounts):

The following table shows the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the years ended December 31, 2024, 2023 and 2022:

	(dollar amounts in thousands)
	2024		2023		2022
	Amount	%	Amount	%	Amount	%
Charity care	$819,681	23%	$843,449	32%	$786,962	35%
Uninsured discounts	2,677,026	77%	1,792,493	68%	1,474,933	65%
Total uncompensated care	$3,496,707	100%	$2,635,942	100%	$2,261,895	100%

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

	(amounts in thousands)
	2024	2023	2022
Estimated cost of providing charity care	$75,227	$83,383	$85,434
Estimated cost of providing uninsured discounts	245,687	177,206	160,122
Estimated cost of providing uncompensated care	$320,914	$260,589	$245,556

Concentration of Revenues: Our seven acute care hospitals and seven free-standing emergency departments in the Las Vegas, Nevada, market contributed, on a combined basis, 15% in 2024, 14% in 2023 and 15% in 2022 of our consolidated net revenues.

Cash, Cash Equivalents and Restricted Cash: We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

Cash, cash equivalents, and restricted cash as reported in the consolidated statements of cash flows are presented separately on our consolidated balance sheets as follow:

	(amounts in thousands)
	2024	2023	2022
Cash and cash equivalents	$125,983	$119,439	$102,818
Restricted cash (a)	98,769	95,031	98,019
Total cash, cash equivalents and restricted cash	$224,752	$214,470	$200,837

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

We capitalized interest during the construction period of major construction projects and during the development and implementation of information technology applications amounting to $38.9 million during 2024, $24.4 million during 2023 and $8.6 million during 2022.

Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (twenty to forty years) and equipment (three to fifteen years). Depreciation expense was $559.6 million during 2024, $535.6 million during 2023 and $544.0 million during 2022.

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

Goodwill: Goodwill is reviewed for impairment at the reporting unit level on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. We have designated October 1st as our annual impairment assessment date and performed quantitative impairment assessments as of October 1, 2024 which indicated no impairment of goodwill. There were also no goodwill impairments during 2023 or 2022. Future changes in the estimates used to conduct the impairment reviews, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill.

Changes in the carrying amount of goodwill for the two years ended December 31, 2024 were as follows (in thousands):

	Acute Care Services	Behavioral Health Services	Total Consolidated
Balance, January 1, 2023	$516,626	$3,392,830	$3,909,456
Goodwill acquired during the period	0	4,598	4,598
Goodwill divested during the period	0	(6,062)	(6,062)
Adjustments to goodwill (a)	2	24,413	24,415
Balance, December 31, 2023	516,628	3,415,779	3,932,407
Goodwill acquired during the period	13,252	0	13,252
Goodwill divested during the period	0	(5,298)	(5,298)
Adjustments to goodwill (a)	0	(7,482)	(7,482)
Balance, December 31, 2024	$529,880	$3,402,999	$3,932,879

(a)
The changes in the Behavioral Health Services’ goodwill consist of foreign currency translation adjustments.

Other Assets and Intangible Assets: Other assets consist primarily of amounts related to: (i) intangible assets acquired in connection with our acquisitions of Cambian Group, PLC’s adult services’ division during 2015, Ascend Health Corporation during 2012 and Psychiatric Solutions, Inc. during 2010; (ii) prepaid fees for various software and other applications used by our hospitals; (iii) costs incurred in connection with the purchase and implementation of an electronic health records application for each of our acute care facilities; (iv) statutorily required capital reserves related to our commercial insurance subsidiary ($118 million and $113 million as of December 31, 2024 and 2023, respectively); (v) deposits; (vi) investments in various businesses, including Universal Health Realty Income Trust ($6 million and $7 million as of as of December 31, 2024 and 2023, respectively) and Premier, Inc. ($47 million and $50 million as of December 31, 2024 and 2023, respectively); (vii) the invested assets related to a deferred compensation plan that is held by an independent trustee in a rabbi-trust and that has a related payable included in other noncurrent liabilities, and; (viii) other miscellaneous assets.

Intangible assets are reviewed for impairment on an annual basis or more often if indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each asset. We have designated October 1st as our annual impairment assessment date and performed impairment assessments as of October 1, 2024 which indicated no impairment. There were also no intangible asset impairments during 2023 or 2022.

The following table shows the amounts recorded as net intangible assets for the years ended December 31, 2024 and 2023:

	(amounts in thousands)
	2024	2023
Medicare licenses (a)	$57,226	$57,226
Certificates of need	7,987	7,501
Contract relationships and other (net of $57,236 and $56,288 of accumulated amortization for 2024 and 2023, respectively)	11,060	12,291
Net Intangible Assets	$76,273	$77,018

(a) Indefinite lives.

Supplies: Supplies, which consist primarily of medical supplies, are stated at the lower of cost (first-in, first-out basis) or market.

Self-Insured/Other Insurance Risks: We provide for self-insured risks, primarily general and professional liability claims, workers’ compensation claims and healthcare and dental claims. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts and jury verdicts, estimates of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. All relevant information, including our own historical experience, applicable per occurrence and aggregate self-insured retentions, and limitations and exclusions pursuant to our commercial insurance policies, is used in estimating our expected liability for self-insured claims. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Our estimated self-insured reserves are reviewed and changed, if necessary, at each reporting date and changes are recognized currently as additional expense or as a reduction of expense. Given our significant exposure to professional and general liability claims, there can be no assurance that a sharp increase in the number and/or severity of claims asserted against us, and/or reductions in the amount of commercial coverage available to us, will not have a material adverse effect on our future results of operations.

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

Due to recent guidance and enacted laws surrounding the global 15% minimum tax rate that will be effective after 2024 from the Organization for Economic Co-operation and Development ("OECD"), as well as jurisdictions that we operate in, we anticipate adverse effects to our provision for income taxes as well as cash taxes. Currently, the United States has not enacted legislation that aligns with the OECD global minimum tax rate. We do not expect these effects to be material and will continue to monitor changes in tax policies and laws issued by the OECD and jurisdictions in which we operate.

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

Redeemable Noncontrolling Interests and Noncontrolling Interest: As of December 31, 2024, outside owners held noncontrolling, minority ownership interests of: (i) approximately 7% in an acute care facility located in Texas; (ii) 49%, 20%, 30%,

20%, 25%, and 48% in six behavioral health care facilities located in Arizona, Pennsylvania, Ohio, Washington, Missouri, and Iowa, respectively, (iii) 26% and 49% in two behavioral health care facilities located in Michigan (one currently under construction with an expected opening in the second quarter of 2025) and; (iv) approximately 5% in an acute care facility and 49% in a surgery center, located in Nevada. The noncontrolling interest and redeemable noncontrolling interest balances of $83 million and $13 million, respectively, as of December 31, 2024, consist primarily of the third-party ownership interests in these hospitals.

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

The amounts recognized in AOCI for the three years ended December 31, 2024 were as follows (in thousands):

	Net Unrealized Gains (Losses) on Effective Cash Flow Hedges	Foreign Currency Translation Adjustment	Minimum Pension Liability	Total AOCI
Balance, January 1, 2022, net of income tax	$(17)	$33,524	$(3,216)	$30,291
2022 activity:
Pretax amount	0	(37,310)	(2,869)	(40,179)
Income tax effect	0	(469)	689	220
Change, net of income tax	0	(37,779)	(2,180)	(39,959)
Balance, January 1, 2023, net of income tax	$(17)	$(4,255)	$(5,396)	$(9,668)
2023 activity:
Pretax amount	0	15,271	4,166	19,437
Income tax effect	0	520	(1,000)	(480)
Change, net of income tax	0	15,791	3,166	18,957
Balance, January 1, 2024, net of income tax	(17)	11,536	(2,230)	9,289
2024 activity:
Pretax amount	17	(3,237)	2,416	(804)
Income tax effect	0	(704)	(580)	(1,284)
Change, net of income tax	17	(3,941)	1,836	(2,088)
Balance, December 31, 2024, net of income tax	$—	$7,595	$(394)	$7,201

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

The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated (in thousands, except per share data):

	Twelve Months Ended December 31,
	2024	2023	2022
Basic and diluted:
Net Income	$1,163,109	$719,307	$656,982
Less: Net (income) loss attributable to noncontrolling interest ("NCI")	(21,012)	(1,512)	18,627
Less: Net income attributable to unvested restricted share grants	(50)	(308)	(748)
Net income attributable to UHS—basic and diluted	$1,142,047	$717,487	$674,861
Basic earnings per share attributable to UHS:
Weighted average number of common shares—basic	66,554	69,321	73,118
Total basic earnings per share	$17.16	$10.35	$9.23
Diluted earnings per share attributable to UHS:
Weighted average number of common shares	66,554	69,321	73,118
Net effect of dilutive stock options and grants based on the treasury stock method	1,342	804	714
Weighted average number of common shares and equivalents—diluted	67,896	70,125	73,832
Total diluted earnings per share	$16.82	$10.23	$9.14

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all years presented above, excludes certain outstanding stock options applicable to each year since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled approximately 600,000 during 2024, 5.1 million during 2023 and 6.0 million during 2022.

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

GPO Agreement/Minority Ownership Interest: During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier, Inc. (“Premier"), a healthcare performance improvement alliance, and acquired a minority interest in the GPO for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO, which were recorded as deferred income, on a pro rata basis, as a reduction to our supplies expense over the initial expected life of the GPO agreement. Also in connection with this GPO agreement, we received shares of restricted stock in Premier which vest ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO. We recognized the fair value of this restricted stock, as a reduction to our supplies expense, in our consolidated statements of income, on a pro rata basis, over the vesting period. During the third quarter of 2020, we entered into an agreement with Premier pursuant to the terms of which, among other things, our ownership interest in Premier was converted into shares of Class A Common Stock of Premier. We have elected to retain a portion of the previously vested shares of Premier, the value of which is included in other assets on our consolidated balance sheets. Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier was $47 million and $50 million as of December 31, 2024 and 2023, respectively. The change in market value of these shares is recorded as an unrealized gain/loss and included in “Other (income) expense, net” on our consolidated statements of income. Additionally, Premier paid cash dividends of $1.9 million during both 2024 and 2023 and $1.8 million during 2022, which are included in “Other (income) expense, net” in our consolidated statements of income.

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

Under these programs, including the impact of the Texas Uncompensated Care and Upper Payment Limit program, the Texas Delivery System Reform Incentive program, and various other state programs, we earned revenues (before Provider Taxes) of approximately $1.499 billion during 2024, $853 million during 2023 and $784 million during 2022. These revenues were offset by Provider Taxes of approximately $536 million during 2024, $297 million during 2023 and $287 million during 2022, which are recorded in other operating expenses on the consolidated statements of income as included herein. The aggregate net benefit from these programs was $963 million during 2024, $556 million during 2023 and $497 million during 2022. The aggregate net benefit pursuant to these programs is earned from multiple states and therefore no particular state’s portion is individually material to our consolidated financial statements. In addition, under various disproportionate share hospital payment programs and state plan amendment programs, we earned revenues of $53 million in 2024, $73 million in 2023 and $75 million in 2022.

Recent Accounting Standards: During 2024, we adopted ASU 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)”. ASU 2023-07 modifies reportable segment disclosure requirements, primarily through enhanced disclosures about segment expenses categorized as significant or regularly provided to the Chief Operating Decision Maker (CODM). The standard was applied retrospectively to all periods presented in the financial statements. See Note 12 - Segment Reporting for the required disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (subtopic 220-40)". ASU 2024-03 requires disclosures, in the notes to financial statements, of specified information about certain costs and expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the impact this new standard will have on the related disclosures in the consolidated financial statements.

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

2) ACQUISITIONS AND DIVESTITURES

Years ended December 31, 2024:

2024 Acquisitions of Assets and Businesses:

During 2024, we spent $19 million on the acquisition of businesses and properties.

2024 Divestiture of Assets and Businesses:

During 2024, we received $39 million from the sale of assets and businesses.

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

2022 Divestiture of Assets:

During 2022, we received $12 million from the sales of various assets

3) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

Cash Flow Hedges:

When applicable, we measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based on quotes from our counterparties. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. During the years ended December 31, 2024, 2023 and 2022, we had no cash flow hedges outstanding.

Foreign Currency Forward Exchange Contracts:

We use forward exchange contracts to hedge our net investment in foreign operations against movements in exchange rates. The effective portion of the unrealized gains or losses on these contracts is recorded in foreign currency translation adjustment within accumulated other comprehensive income and remains there until either the sale or liquidation of the subsidiary. In connection with these forward exchange contracts, we recorded net cash inflows of approximately $13 million during 2024, net cash outflows of approximately $41 million during 2023 and net cash inflows of approximately $95 million during 2022.

Derivatives Hedging Relationships:

The following table presents the effects of our foreign currency foreign exchange contracts on our results of operations for the three years ended December 31 (in thousands):

	Gain/(Loss) recognized in AOCI

	December 31,	December 31,	December 31,
	2024	2023	2022

Net Investment Hedge relationships
Foreign currency foreign exchange contracts	$15,344	$(45,748)	$96,698

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
•
Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following tables present the assets and liabilities recorded at fair value on a recurring basis:

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2024	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$115,399	Other noncurrent assets	$115,399
Certificates of deposit	2,206	Other noncurrent assets		2,206
Equity securities	47,333	Other noncurrent assets	47,333
Deferred compensation assets	49,222	Other noncurrent assets	49,222
Foreign currency forward exchange contracts	572	Other current assets		572
	$214,732		$211,954	$2,778	-
Liabilities:
Deferred compensation liability	49,222	Other noncurrent liabilities	49,222
	$49,222		$49,222	$-	-

	Balance at	Balance Sheet	Basis of Fair Value Measurement
(in thousands)	December 31, 2023	Location	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$111,129	Other noncurrent assets	$111,129
Certificates of deposit	2,300	Other noncurrent assets		2,300
Equity securities	49,923	Other noncurrent assets	49,923
Deferred compensation assets	43,060	Other noncurrent assets	43,060
	$206,412		$204,112	$2,300	-
Liabilities:
Foreign currency forward exchange contracts	$1,911	Accrued liabilities other		$1,911
Deferred compensation liability	43,060	Other noncurrent liabilities	43,060
	$44,971		$43,060	$1,911	-

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

4) LONG-TERM DEBT

A summary of long-term debt follows:

	December 31,
	2024	2023
	(amounts in thousands)
Long-term debt:
Notes and Mortgages payable (including obligations under finance leases of $92,530 in 2024 and $72,693 in 2023) and term loans with varying maturities through 2099; weighted average interest rates of 3.8% in 2024 and 3.5% in 2023 (see Note 7 regarding finance leases)	$206,046	$178,511
Tranche A term loan	1,192,500	2,258,750
Revolving credit facility	130,000	495,500
2.65% Senior Secured Notes due 2030, net of unamortized discount of $1,291 in 2024 and $1,517 in 2023	798,709	798,483
1.65% Senior Secured Notes due 2026, net of unamortized discount of $288 in 2024 and $463 in 2023	699,712	699,537
2.65% Senior Secured Notes due 2032, net of unamortized discount of $864 in 2024 and $994 in 2023	499,136	499,006
4.625% Senior Secured Notes due 2029, net of unamortized discount of $204 in 2024	499,796	—
5.050% Senior Secured Notes due 2034, net of unamortized discount of $1,533 in 2024	498,467	—
Total debt before unamortized financing costs	4,524,366	4,929,787
Less-Unamortized financing costs	(19,825)	(17,318)
Total debt after unamortized financing costs	4,504,541	4,912,469
Less-Amounts due within one year	(40,059)	(126,686)
Long-term debt	$4,464,482	$4,785,783

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

On September 26, 2024, we entered into a tenth amendment ("Tenth Amendment") to our credit agreement ("Credit Agreement"), dated as of November 15, 2010, as amended and restated at various times from March, 2011 to June, 2022, among UHS, as borrower, the several banks and other financial institutions or entities from time to time parties thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent. The Tenth Amendment provided for: (i) an extension of the maturity date to September 26, 2029; (ii) a new revolving credit facility of up to $1.3 billion (which as of December 31, 2024, had $1.17 billion of aggregate available borrowing capacity, net of $130 million of outstanding borrowings and $3 million of letters of credit), and; (iii) a new replacement tranche A term loan facility ("Tranche A Term Loan") of up to $1.2 billion (which had $1.19 billion of outstanding borrowings as of December 31, 2024).

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

Revolving credit and Tranche A Term Loan borrowings under the Credit Agreement bear interest at our election at either (1) the ABR rate which is defined as the rate per annum equal to the greatest of (a) the lender’s prime rate, (b) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5% and (c) one month term SOFR rate plus 1.1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.25% to 0.625%, or (2) the one, three or six month term SOFR rate plus 0.1% (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.25% to 1.625%. As of December 31, 2024, the applicable margins were 0.375% for ABR-based loans and 1.375% for SOFR-based loans under the revolving credit and term loan A facilities. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by certain assets of the Company and our material subsidiaries (which generally excludes asset classes such as substantially all of the patient-related accounts receivable of our acute care hospitals, if sold to a receivables facility pursuant to the Credit Agreement, and certain real estate assets and assets held in joint-ventures with third parties) and is guaranteed by our material subsidiaries.

The Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement also contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens, indebtedness, transactions with affiliates, dividends and stock repurchases; and requires compliance with financial covenants including maximum leverage. We were in compliance with all required covenants as of December 31, 2024 (pursuant to the terms of the Credit Agreement, as amended on September 26, 2024) and as of December 31, 2023 (pursuant to the terms of the previous credit agreement).

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

As of December 31, 2024, including the above-mentioned newly issued Notes, we had combined aggregate principal of $3.0 billion from the following senior secured notes:

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

As discussed in Note 9 to the Consolidated Financial Statements-Relationship with Universal Health Realty Income Trust and Other Related Party Transactions, on December 31, 2021, we (through wholly-owned subsidiaries of ours) entered into an asset purchase and sale agreement with Universal Health Realty Income Trust (the “Trust”). Pursuant to the terms of the agreement, as amended, we, among other things, transferred to the Trust, the real estate assets of Aiken Regional Medical Center (“Aiken”) and Canyon Creek Behavioral Health (“Canyon Creek”). In connection with this transaction, Aiken and Canyon Creek (as lessees), entered into a master lease and individual property leases, as amended, (with the Trust as lessor), for initial lease terms on each property of approximately twelve years, ending on December 31, 2033. As a result of our purchase option within the Aiken and Canyon Creek lease agreements, this asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP and we have accounted for the transaction as a financing arrangement. Our lease payments payable to the Trust are recorded to interest expense and as a reduction of the outstanding financial liability, and the amount allocated to interest expense is determined based upon our incremental borrowing rate and the outstanding financial liability. In connection with this transaction, our consolidated balance sheets at December 31, 2024 and December 31, 2023 reflect financial liabilities, which are included in debt, of approximately $74 million and $77 million, respectively.

At December 31, 2024, the carrying value and fair value of our debt were approximately $4.5 billion and $4.2 billion, respectively. At December 31, 2023, the carrying value and fair value of our debt were approximately $4.9 billion and $4.6 billion, respectively. The fair value of our debt was computed based upon quotes received from financial institutions. We consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

The aggregate scheduled maturities of our total debt outstanding as of December 31, 2024 are as follows:

(000s)
2025	$40,059
2026	740,402
2027	71,501
2028	72,402
2029	1,655,608
Later	1,944,394
Total maturities before unamortized financing costs	4,524,366
Less-Unamortized financing costs	(19,825)
Total	$4,504,541

5) COMMON STOCK

Dividends

We declared and paid cash dividends of $.80 per share during each of the last three years amounting to, in the aggregate, $53.3 million during 2024, $55.5 million during 2023 and $58.4 million during 2022. All classes of our common stock have similar economic rights.

Stock Repurchase Programs

As of January 1, 2024, we had an aggregate available repurchase authorization of $422.88 million under our stock repurchase program. In July, 2024, our Board of Directors authorized a $1.0 billion increase in our stock repurchase program. As of December 31, 2024, we had an aggregate available repurchase authorization of $824.36 million. Pursuant to this program, shares of our Class B Common Stock may be repurchased, from time to time as conditions allow, on the open market or in negotiated private transactions. There is no expiration date for our stock repurchase programs.

The following schedule provides information related to our stock repurchase program for each of the three years ended December 31, 2024. During 2024, 2,982,906 shares ($598.5 million in the aggregate) were repurchased pursuant to the terms of the stock repurchase program and 375,248 shares ($72.2 million in the aggregate) were repurchased in connection with the income tax withholding obligations resulting from stock-based compensation programs. During 2023, 3,855,046 shares ($524.5 million in the aggregate) were repurchased pursuant to the terms of the stock repurchase program and 164,649 shares ($22.9 million in the aggregate) were repurchased in connection with the income tax withholding obligations resulting from stock-based compensation programs. During 2022, 6,666,547 shares ($810.9 million in the aggregate) were repurchased pursuant to the terms of the stock repurchase program and 153,305 shares ($22.0 million in the aggregate) were repurchased in connection with the income tax withholding obligations resulting from stock-based compensation programs.

	Additional dollars authorized for repurchase (in thousands)	Total number of shares purchased (a.)	Total number of shares cancelled	Average price paid per share for forfeited restricted shares	Total number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Aggregate purchase price paid for shares purchased as part of publicly announced program	Maximum number of dollars that may yet be purchased under the program (in thousands)
Balance as of January 1, 2022									$358,233
2022	$1,400,000	6,828,319	8,467	$0.01	6,666,547	$121.63	$832,915	$810,865	$947,368
2023	$—	4,022,051	2,356	$0.01	3,855,046	$136.05	$547,362	$524,485	$422,883
2024	$1,000,000	3,358,261	107	$0.01	2,982,906	$200.65	$670,753	$598,522	$824,361
Total for three year period ended December 31, 2024	$2,400,000	14,208,631	10,930	$0.01	13,504,499	$143.20	$2,051,030	$1,933,872

(a.)
Includes 107, 2,356, and 8,467 of restricted shares that were forfeited by former employees pursuant to the terms of our restricted stock purchase plan during 2024, 2023 and 2022, respectively.

Stock-based Compensation Plans

At December 31, 2024, we have a number of stock-based employee compensation plans. Pursuant to the FASB’s guidance, we expense the grant-date fair value of stock options (computed utilizing the Black-Scholes option-pricing model) and other equity-based compensation pursuant to the straight-line method over the stated vesting period of the awards.

Pre-tax share-based compensation costs of $54.3 million during 2024, $64.2 million during 2023 and $66.2 million during 2022 were recognized related to outstanding stock options. In addition, pre-tax compensation costs of $45.1 million during 2024, $23.5 million during 2023 and $19.1 million during 2022 were recognized related to amortization of restricted stock and units as well as discounts provided in connection with shares purchased pursuant to our 2005 Employee Stock Purchase Plan. As of December 31, 2024, there was approximately $149.4 million of unrecognized compensation cost related to unvested stock options and restricted stock which is expected to be recognized over the remaining average vesting period of 2.3 years.

The expense associated with stock-based compensation arrangements is a non-cash charge. In the consolidated statements of cash flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities and aggregated to $99.3 million in 2024, $87.7 million in 2023 and $85.4 million in 2022. In connection with our January 1, 2017 adoption of ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, our provision for income taxes and our net income attributable to UHS were favorably impacted by $15.9 million during 2024 (net of a $10.2 million unfavorable impact resulting from executive compensation limitations pursuant to IRC section 162(m)), unfavorably impacted by $4.7 million during 2023, and unfavorably impacted by $636,000 during 2022.

In 2005, we adopted the 2005 Stock Incentive Plan (the “Stock Incentive Plan”) which was amended in 2008, 2010, 2015 and 2017 and was canceled in 2020, as discussed below. An aggregate of 35.6 million shares of Class B Common Stock had been reserved under the Stock Incentive Plan, the remaining balance of which was canceled in 2020. During 2020, stock options, net of cancellations of approximately 2.2 million were granted under the Stock Incentive Plan. Stock options to purchase Class B Common Stock have been granted to our officers, key employees and members of our Board of Directors. Commencing in 2018, our key employees and non-executive officers began receiving a portion of their stock-based compensation in the form of restricted stock or restricted stock units (as discussed below) in addition to receiving options to purchase Class B Common Stock. Commencing in 2024 our key employees and non-executive officers began receiving their stock-based compensation in the form of restricted stock units only.

In 2020, we adopted the 2020 Omnibus Stock and Incentive Plan (the “2020 Stock Incentive Plan”) which was amended in 2022 and 2024. An aggregate of 18.1 million shares of Class B Common Stock has been reserved for issuance under the 2020 Stock Incentive Plan. As of December 31, 2024, approximately 8.62 million shares of Class B Common Stock remain available for issuance pursuant to the 2020 Stock Incentive Plan. Under the 2020 Stock Incentive Plan, shares that are subject to stock options shall be counted as one share per stock option, and every share that is subject to restricted stock awards or restricted stock units shall be counted as four shares. Various other types of equity awards are also permitted under the 2020 Stock Incentive Plan.

During each of the last three years, the following were granted pursuant to the 2020 Stock Incentive Plan (net of cancellations):

•
2024: 3,000 stock options and 514,765 restricted stock units (including 63,362 performance based restricted stock units).

•
2023: 1.6 million stock options and 255,085 restricted stock units (including 93,606 performance based restricted stock units).
•
2022: 1.5 million stock options and 207,253 restricted stock units (including 65,768 performance based restricted stock units, net of cancellations).

Prior to 2024, our annual stock-based compensation awards were generally issued as a blend restricted stock units and stock options. Commencing in 2024, our annual stock-based compensation awards were issued fully in restricted stock units and are expected to remain so in future years. Restricted stock and restricted stock units issued under the 2020 Stock Incentive Plan do not have rights to receive dividends on unvested restricted awards, however, the accrual of dividend equivalents on unvested restricted awards may be permitted. Upon adoption of the 2020 Stock Incentive Plan, no additional awards were granted under the 2005 Stock Incentive Plan or the 2010 Employees’ Restricted Stock Purchase Plan (discussed below), and reserves for future issuance pursuant to each plan were canceled.

The weighted average grant-date fair values of the restricted stock units issued under the 2020 Stock Incentive Plan during each of the last three years, as reflected above, were $181.05 during 2024, $118.14 during 2023 and $142.70 during 2022. The fair value of each restricted stock unit was determined as the closing UHS market price on the date of grant. Restricted shares and/or units of Class B Common Stock have been granted to our officers, key employees and members of our Board of Directors.

The per option weighted-average grant-date fair values for options granted under the 2020 Stock Incentive Plan were $44.58 during 2024, $41.88 during 2023 and $45.63 during 2022. All stock options issued in 2024, 2023 and 2022 were granted with an exercise price equal to the fair market value on the date of the grant. The majority of options are exercisable ratably over a four-year period beginning one year after the date of the grant. All outstanding options expire five years after the date of the grant.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were derived from averaging the number of options granted during the most recent five-year period. The weighted-average assumptions reflected below were based upon twenty-two option grants for the five-year period ending December 31, 2024, thirty option grants for the five-year period ending December 31, 2023 and twenty-nine option grants for the five-year period ending December 31, 2022.

Year Ended December 31,	2024	2023	2022
Expected volatility	39%	36%	33%
Risk free Interest rate	2%	2%	2%
Expected life (years)	3.5	3.5	3.6
Forfeiture rate	7%	7%	7%
Dividend yield	0.8%	0.7%	0.6%

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

The table below summarizes our stock option activity during the year ended December 31, 2024:

Outstanding Options	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2024	6,794,794	$121.13
Granted	3,000	$154.71
Exercised	(2,628,331)	$114.80
Cancelled	(260,215)	$128.59
Balance, December 31, 2024	3,909,248	$124.91
Outstanding options vested and exercisable as of December 31, 2024	1,603,412	$116.94

The following table provides information about unvested options for the year ended December 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
Unvested options as of January 1, 2024	4,344,181	$39.22
Granted	3,000	$44.58
Vested	(1,783,851)	$34.43
Cancelled	(257,494)	$42.53
Unvested options as of December 31, 2024	2,305,836	$42.56

The following table provides information regarding all options outstanding at December 31, 2024:

	Options Outstanding	Options Exercisable
Number of options outstanding	3,909,248	1,603,412
Weighted average exercise price	$124.91	$116.94
Aggregate intrinsic value as of December 31, 2024	$213,073,701	$100,184,865
Weighted average remaining contractual life (years)	2.0	1.2

The total in-the-money value of all stock options exercised during the years ended December 31, 2024, 2023 and 2022 were $185.3 million, $57.1 million and $49.4 million, respectively.

The weighted average remaining contractual life for options outstanding and weighted average exercise price per share for exercisable options at December 31, 2022, 2023 and 2024 were as follows:

Year Ended:	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Exercisable Options	Weighted Average Exercise Price Per Share	Expected to Vest Options	Weighted Average Exercise Price Per Share
	Shares			Shares		Shares
2022	7,875,667	$122.04	2.5	3,073,714	$116.89	4,508,480	$121.89
2023	6,794,794	121.13	2.6	2,450,613	114.96	4,178,237	124.86
2024	3,909,248	124.91	2.0	1,603,412	116.94	1,838,407	130.20

In addition to the 2020 Stock Incentive Plan, we have our 2005 Employee Stock Purchase Plan (the “Employee Stock Plan”), as amended during 2024, which allows eligible employees to purchase shares of Class B Common Stock at a 10% discount. There were 81,146, 100,507 and 127,538 shares issued pursuant to the Employee Stock Purchase Plan during 2024, 2023 and 2022, respectively. In connection with the Employee Stock Plan, we have reserved 3.0 million shares of Class B Common Stock for issuance and have issued approximately 1.9 million shares as of December 31, 2024. As of December 31, 2024, approximately 1.1 million shares of Class B Common Stock remain available for issuance pursuant to this plan.

At December 31, 2024, 24,386,891 shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock.

6) INCOME TAXES

Components of income tax expense/(benefit) are as follows (amounts in thousands):

	Year Ended December 31,
	2024	2023	2022
Current
Federal	$311,545	$202,895	$178,666
Foreign	10,962	6,505	14,740
State	45,780	29,677	33,423
	368,287	239,077	226,829
Deferred
Federal	(28,499)	(19,716)	(9,935)
Foreign	(1,318)	3,367	(1,509)
State	(3,643)	(1,609)	(6,107)
	(33,460)	(17,958)	(17,551)
Total	$334,827	$221,119	$209,278

Our provision for income taxes for the years ended December 31, 2024, 2023 and 2022 included tax benefits of $13 million and tax expenses of $5 million and $1 million, respectively, related to employee share-based payments. Excess tax benefits (when the deductible amount related to the settlement of employee equity awards for tax purposes exceeds the cumulative compensation cost recognized for financial reporting purposes) and deficiencies, if applicable, are recorded as a component of our tax provision.

The foreign provision for income taxes is based on foreign pre-tax earnings of $80 million during each of 2024 and 2023 and $76 million in 2022. In the future, we anticipate repatriating only previously taxed foreign earnings subjected as well as any future earnings that would qualify for a full dividend received deduction for distributions post-December 31, 2017. As of December 31, 2024, the amount of previously taxed earnings and earnings that would qualify for a full dividend received deduction total $79 million. At this time, there are no material tax effects related to future cash repatriation of undistributed foreign earnings. As such, we have not recognized a deferred tax liability related to existing undistributed earnings.

A reconciliation between the federal statutory rate and the effective tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal income tax benefit	2.3%	2.4%	2.4%
Tax effects of foreign operations	-0.5%	-0.7%	-0.3%
Tax benefit from settlement of employee equity awards	-0.8%	0.4%	0.1%
Other items	0.7%	0.4%	0.5%
Impact of income attributable to noncontrolling interests	-0.3%	0.0%	0.5%
Effective tax rate	22.4%	23.5%	24.2%

Our effective tax rates were 22.4%, 23.5% and 24.2% for the years ended December 31, 2024, 2023 and 2022, respectively. The decrease in our effective tax rate for the year ended December 31, 2024, as compared to 2023, is due primarily to a $16 million decrease in the provision for income taxes during 2024, as compared to 2023, from the net tax benefit recorded pursuant to ASU 2016-09, net of the impact of executive compensation limitations pursuant to IRC section 162(m). The decrease in our effective tax rate for the year ended December 31, 2023, as compared to 2022, is due primarily to the increase in net income attributable to noncontrolling interests during 2023, as compared to 2022.

Included in “Other current assets” on our consolidated balance sheets are prepaid federal, state and foreign income taxes amounting to approximately $3 million and $37 million as of December 31, 2024 and 2023, respectively.

The components of deferred taxes are as follows (amounts in thousands):

	Year Ended December 31,
	2024			2023
	Assets		Liabilities	Assets		Liabilities
Self-insurance reserves	$131,945	$		$118,824	$
Compensation accruals	80,673			81,747
Doubtful accounts and other reserves	136,067			123,634
Other currently non-deductible accrued liabilities	19,492			19,926
Depreciable and amortizable assets			278,412			280,678
Operating lease liabilities	105,444			106,590
Right of use assets-operating leases			97,925			101,853
State and foreign net operating loss carryforwards and other state and foreign deferred tax assets	111,388			96,117
Net pension liabilities – OCI only	121			701
Other liabilities			7,654			6,715
	$585,130		$383,991	$547,539		$389,246
Valuation allowance	(82,690)		0	(72,667)		0
Total deferred income taxes	$502,440		$383,991	$474,872		$389,246

At December 31, 2024, state net operating loss carryforwards (losses originating in tax years beginning prior to January 1, 2024, expiring in years 2025 through 2043), and credit carryforwards available to offset future taxable income approximated $1.1 billion representing approximately $76 million in deferred state tax benefit (net of the federal benefit); and state related interest expense carryforwards approximated $129 million representing approximately $9 million in deferred state tax benefit (net of the federal benefit). At December 31, 2024, there were foreign net operating losses and interest expense carryforwards of approximately $101 million, most of which are carried forward indefinitely, representing approximately $25 million in deferred foreign tax benefit. At December 31, 2024, related to a prior year stock acquisition, there were federal net operating losses of approximately $6 million carried forward indefinitely for federal purposes representing approximately $1 million in deferred federal tax benefits.

A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on available evidence, it is more likely than not that certain of our state tax benefits will not be realized. Therefore, valuation allowances of approximately $78 million and $68 million have been reflected as of December 31, 2024 and 2023, respectively. During 2024, the valuation allowance on these state tax benefits increased by $10 million primarily due to additional net operating losses incurred. In addition, valuation allowances of approximately $4 million have been reflected as of December 31, 2024 and 2023, related to foreign net operating losses and credit carryforwards.

During 2024 and 2023, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were increased less than $1 million due to tax positions taken in the current and prior years. The balance at each of the years ended December 31, 2024 and 2023, if subsequently recognized, that would favorably affect the effective tax rate and the provision for income taxes is approximately $2 million as of each date.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of December 31, 2024 and 2023, we have accrued interest and penalties of less than $1 million as of each date. The U.S. federal statute of limitations remains open for the 2021 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging for 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months, however, it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

The tabular reconciliation of unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022 is as follows (amounts in thousands):

	As of December 31,
	2024	2023	2022
Balance at January 1,	$2,850	$2,727	$2,544
Additions based on tax positions related to the current year	500	500	500
Additions for tax positions of prior years	189	180	159
Reductions for tax positions of prior years	(677)	(557)	(461)
Settlements	0	0	(15)
Balance at December 31,	$2,862	$2,850	$2,727

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

The components of lease expense for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	Twelve months ended December 31,
	2024	2023	2022

Operating lease cost	$101,915	$99,812	$90,326
Variable and short term lease cost (a)	44,518	41,214	41,300
Total lease and rental expense	$146,433	$141,026	$131,626

Finance lease cost:
Amortization of property under capital lease	$5,923	$4,998	$5,110
Interest on debt of property under capital lease	2,006	3,771	3,903
Total finance lease cost	$7,929	$8,769	$9,013
(a)
Includes equipment, month-to-month and leases with a maturity of less than 12 months.

Supplemental cash flow information related to leases for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	Twelve months ended December 31,
	2024	2023	2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$134,543	$129,299	$124,704
Operating cash flows from finance leases	$3,652	$3,832	$3,963
Financing cash flows from finance leases	$3,973	$3,817	$3,454

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$68,029	$62,223	$163,679
Finance leases	$23,700	$452	$1,066

Supplemental balance sheets information related to leases as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31,	December 31,
	2024	2023

Operating Leases
Right of use assets-operating leases	$418,719	$433,962

Operating lease liabilities	$74,649	$71,600
Operating lease liabilities noncurrent	376,239	382,559
Total operating lease liabilities	$450,888	$454,159

Finance Leases
Property and equipment	$125,018	$101,318
Accumulated depreciation	(44,346)	(38,423)
Property and equipment, net	$80,672	$62,895

Current maturities of long-term debt	$5,282	$3,050
Long-term debt	87,248	69,643
Total finance lease liabilities	$92,530	$72,693

Weighted Average remaining lease term, years
Operating leases	17.1	16.5
Finance leases	19.6	20.0

Weighted Average discount rate
Operating leases	5.4%	5.2%
Finance leases	5.5%	5.5%

Future maturities of lease liabilities as of December 31, 2024 are as follows (in thousands):

	Operating Leases	Finance Leases
Year ending December 31,
2025	$88,488	$10,069
2026	79,309	10,074
2027	61,874	10,231
2028	50,009	10,391
2029	40,748	10,556
Later years	598,452	95,795
Total lease payments	918,880	147,116
less imputed interest	(467,992)	(54,586)
Total	$450,888	$92,530

We assumed approximately $24 million in finance lease obligations during 2024 and $1 million during each of 2023 and 2022. In the ordinary course of business, our facilities routinely lease equipment pursuant to new lease arrangements that will likely result in future lease and rental expense in excess of amounts indicated above.

8) COMMITMENTS AND CONTINGENCIES

Professional and General Liability, Workers’ Compensation Liability

The vast majority of our subsidiaries are self-insured for professional and general liability exposure up to: (i) $20 million for professional liability and $3 million for general liability per occurrence in 2024, 2023, 2022 and 2021; (ii) $10 million and $3 million per occurrence, respectively, in 2020; (iii) $5 million and $3 million per occurrence, respectively, during 2019, 2018 and 2017, and; (iv) $10 million and $3 million per occurrence, respectively, prior to 2017. For each of the years indicated above, for claims involving multiple plaintiffs, a single self-insured retention may apply, as stipulated in and subject to the terms and conditions of the applicable commercial policies, for claims qualifying as group related integrated occurrences and/or medical incidents.

These subsidiaries are provided with several excess policies through commercial insurance carriers which provide for coverage in excess of the applicable per occurrence and aggregate self-insured retention or underlying policy limits up to approximately $175 million in 2024; $165 million in 2023; $162 million in 2022; $155 million in 2021 and $250 million during each of 2014 through 2020. In addition, from time to time based upon marketplace conditions, we may elect to purchase additional commercial coverage for certain of our facilities or businesses. Our behavioral health care facilities located in the U.K. have policies through a commercial insurance carrier located in the U.K. that provides for £20 million of professional liability coverage and £25 million of general liability coverage. The commercial insurance limits indicated above for each policy year may have been reduced due to payment of covered claims or suits, subject to the policy terms and conditions.

As of December 31, 2024, the total net accrual for our self-insured professional and general liability claims was $487 million, of which $85 million was included in current liabilities. As of December 31, 2023, the total net accrual for our self-insured professional and general liability claims was $431 million, of which $70 million was included in current liabilities.

As a result of unfavorable trends experienced during the last three years, our results of operations included pre-tax increases to our reserves for self-insured professional and general liability claims amounting to approximately $79 million during 2024, $25 million during 2023 and $16 million during 2022. All professional and general liability insurance we purchase is subject to policy limitations. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts and jury verdicts, estimates of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. All relevant information, including our own historical experience, applicable per occurrence and aggregate self-insured retentions, and limitations and exclusions pursuant to our commercial insurance policies, is used in estimating our expected liability for self-insured claims. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Given our significant exposure to professional and general liability claims, there can be no assurance that a sharp increase in the number and/or severity of claims asserted against us, and/or reductions in the amount of commercial coverage available to us, will not have a material adverse effect on our future results of operations. In addition, our commercial insurance coverage for the period commencing in March, 2025, contains less favorable terms than previous years including coverage exclusions for incidents involving sexual molestation or abuse, higher premiums and potentially lower aggregate limitations.

As of December 31, 2024, the total accrual for our workers’ compensation liability claims was $137 million, $58 million of which was included in current liabilities. As of December 31, 2023, the total accrual for our workers’ compensation liability claims was $130 million, $55 million of which was included in current liabilities. As a result of favorable trends experienced during 2023, included in our results of operations during 2023 was a pre-tax decrease to our reserves for self-insured workers' compensation liability claims of approximately $10 million.

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

As disclosed below in Legal Proceedings:

•
On March 28, 2024, a jury returned a verdict for compensatory damages of $60 million and punitive damages of $475 million and a related judgment was entered against The Pavilion Behavioral Health System (the “Pavilion”), an indirect subsidiary of the Company. In an order dated October 10, 2024, the trial court ordered a remittitur of punitive damages from $475 million to $120 million. The court denied the Pavilion’s request for reduction of compensatory damages. The Pavilion has filed an appeal of the remaining judgment and the Plaintiff has filed a cross appeal of the remittitur of punitive damages. Plaintiff has filed and served a Citation to Discover Assets ("Citation") on the Pavilion as well as Universal Health Services, Inc., and UHS of Delaware, Inc. ("UHS Entities") for the purported purpose of executing on the judgment during the pendency of the appeal. We are currently contesting the Citation as to the UHS Entities who were not parties to the litigation as well as the breadth and scope of the Citation issued to the Pavilion.
•
Cumberland Hospital for Children and Adolescents (“Cumberland”), an indirect subsidiary of the Company, is a defendant in multi-plaintiff lawsuits filed in the Circuit Court for Richmond, Virginia (the “Cumberland Litigation”), relating to allegations of inappropriate sexual contact during medical examinations by Dr. Daniel Davidow, an independent contractor and the former medical director for Cumberland. The Company and UHS of Delaware, Inc., our administrative services subsidiary (“UHS Delaware”), were also named as co-defendants in the Cumberland Litigation. Plaintiffs have asserted claims of negligence, assault and battery (against Dr. Davidow), false imprisonment, violations of the Virginia Consumer Protection Act (“VCPA”), and vicarious liability for Dr. Davidow’s conduct against Cumberland, the Company, and UHS Delaware. The Company and UHS Delaware were dismissed from the action during the trial, which occurred in September, 2024. On September 27, 2024, a jury entered a verdict finding Dr. Davidow and Cumberland liable and awarded these three plaintiffs combined compensatory damages of $60 million for all liability theories, an additional combined $180 million in trebled damages for violation of the VCPA, and an additional combined $120 million in punitive damages. Cumberland is evaluating all legal options and intends to challenge this verdict, including the amounts awarded in the verdict, in post-trial proceedings and on appeal. Based upon Virginia law, we expect that the punitive damage amount should be reduced to a combined maximum of $1.05 million as a matter of law. There are approximately 40 additional plaintiffs making similar allegations with claims pending in the Cumberland Litigation. We expect that the trials for the remaining plaintiffs, as well as any additional plaintiffs, will be scheduled at various times over the next several years and will continue to be tried in small groups.

We are uncertain as to the ultimate financial exposure related to the Pavilion and Cumberland matters (which relate to occurrences in the 2020 policy year) and we can make no assurances regarding timing or substance of their outcome, or the amount of damages that may be ultimately held recoverable after post-judgment proceedings and appeals. As of December 31, 2024, without reduction for any potential amounts related to the Pavilion and Cumberland matters, the Company and its subsidiaries have aggregate insurance coverage of approximately $221 million remaining under commercial policies for matters applicable to the 2020 policy year (in excess of the applicable self-insured retention amounts of $10 million per single occurrence/$25 million for multi-plaintiff matters for professional liability claims and $3 million per occurrence for general liability claims). In the event the resolution of the Pavilion and/or Cumberland matters exhausts all or a significant portion of the remaining commercial insurance coverage available to the Company and its subsidiaries related to other matters that occurred in 2020, or the Pavilion and Cumberland matters cause the posting of large bonds or other collateral during the appeal processes, our future results of operations and capital resources would be materially adversely impacted.

Below is a schedule showing the changes in our general and professional liability and workers’ compensation reserves during the three years ended December 31, 2024 (amount in thousands):

	General and
	Professional	Workers’
	Liability	Compensation	Total
Balance at January 1, 2022	$348,693	$114,985	$463,678
Plus: Accrued insurance expense, net of commercial premiums paid	111,763	62,960	174,723
Less: Payments made in settlement of self-insured claims	(88,556)	(53,429)	(141,985)
Balance at January 1, 2023	371,900	124,516	496,416
Plus: Accrued insurance expense, net of commercial premiums paid	127,445	56,017	183,462
Less: Payments made in settlement of self-insured claims	(67,860)	(50,229)	(118,089)
Balance at January 1, 2024	431,485	130,304	561,789
Plus: Accrued insurance expense, net of commercial premiums paid	184,110	70,284	254,394
Less: Payments made in settlement of self-insured claims	(128,707)	(63,478)	(192,185)
Balance at December 31, 2024	$486,888	$137,110	$623,998

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

Commitment to Develop, Lease and Operate an Acute Care Hospital in Washington, D.C.

During 2020, we entered into various agreements with the District of Columbia (the “District”) related to the development, leasing and operation of an acute care hospital and certain other facilities/structures on land owned by the District (“District Facilities”). The agreements contemplate that we will serve as manager for development and construction of the District Facilities on behalf of the District, with a projected aggregate cost of approximately $439 million, approximately $344 million of which was incurred as of December 31, 2024, which will be entirely funded by the District. Construction of the District Facilities is expected to be completed in the Spring of 2025.

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

Additionally, we have committed to expend no less than $75 million (approximately $14 million of which has been incurred as of December 31, 2024), over a projected 12-year period, in healthcare infrastructure including expenditures related to the District Facilities as well as other healthcare related expenditures in certain specified areas of Washington, D.C. Pursuant to the agreements, the District is entitled to certain termination fees and other amounts as specified in the agreements in the event we, within certain specified periods of time, cease to operate the acute care hospital or there is a transfer of control of us or our subsidiary operating the hospital.

Information Technology Incident

In connection with an information technology security incident in late September, 2020, our results of operations for the year ended December 31, 2022 were favorably impacted by approximately $13 million resulting from receipt of commercial cyber insurance proceeds.

Other Contractual Commitments:

In addition to our long-term debt obligations as discussed in Note 4 - Long-Term Debt and our operating lease obligations as discussed in Note 7 - Lease Commitments, we have various other contractual commitments outstanding as of December 31, 2024 as follows: (i) other combined estimated future purchase obligations of $436 million related to a long-term contract with third-parties consisting primarily of certain revenue cycle data processing services for our acute care facilities ($52 million), expected future costs to be paid to a third-party vendor in connection with the ongoing operation of an electronic health records application and purchase implementation of a revenue cycle and other applications for our acute care facilities ($183 million), healthcare infrastructure in Washington D.C. in connection with various agreements with the District of Columbia ($61 million), development, implementation and operation of an enterprise resource planning application ($85 million), administrative software applications ($43 million) and other software applications ($12 million); (ii) estimated construction commitment of $32 million representing our share of the construction cost of two behavioral health care facilities scheduled to be completed in 2025 that, subject to approval of certain regulatory conditions, we are required to build pursuant to joint-venture agreements with a third-party; (iii) combined estimated future payments of $159 million related to our non-contributory, defined benefit pension plan ($133 million consisting of estimated payments through 2080) and other retirement plan liabilities ($26 million), and; (iv) accrued and unpaid estimated claims expense incurred in connection with our commercial health insurers and self-insured employee benefit plans ($118 million).

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

Certain legal matters are described below:

Disproportionate Share Hospital Payment Matter

In late September, 2015, many hospitals in Pennsylvania, including certain of our behavioral health care hospitals located in the state, received letters from the Pennsylvania Department of Human Services (the “Department”) demanding repayment of allegedly excess Medicaid Disproportionate Share Hospital payments (“DSH”), primarily consisting of managed care payments characterized as DSH payments, for the federal fiscal year (“FFY”) 2011 amounting to approximately $4 million in the aggregate. Since that time, certain of our behavioral health care hospitals in Pennsylvania have received similar requests for repayment for alleged DSH overpayments for FFYs 2012 through 2015. For FFY 2012, the claimed overpayment amounts to approximately $4 million. For FY 2013, FY 2014 and FY 2015 the initial claimed overpayments and attempted recoupment by the Department were approximately $7 million, $8 million and $7 million, respectively. The Department has agreed to a change in methodology which, upon confirmation of the underlying data being accepted by the Department, could reduce the initial claimed overpayments for FY 2013, FY 2014 and FY 2015 to approximately $2 million, $2 million and $3 million, respectively. We filed administrative appeals for all of our facilities contesting the recoupment efforts for FFYs 2011 through 2015 as we believe the Department’s calculation methodology is inaccurate and conflicts with applicable federal and state laws and regulations. The Department agreed to postpone the recoupment of the state’s share for FFY 2011 to 2013 until all hospital appeals are resolved but recouped the federal share. For FFY 2014 and FFY 2015, the Department initiated the recoupment of the alleged overpayments (both federal and state shares). Starting in FY 2016, the first full fiscal year after the January 1, 2015 effective date of Medicaid expansion in Pennsylvania, the Department no longer characterized managed care payments received by the hospitals as DSH payments. While the administrative appeals on the disputed DSH payments were pending, we were in settlement discussions with the Department. As a part of these discussions, we presented certain calculation errors that we believed, if corrected, could materially reduce the alleged overpayments. Recently, we finalized a settlement agreement with the Department, received the funds representing the agreed upon portion of amounts previously recouped, and the matter has been concluded.

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

In an order dated October 10, 2024, the trial court ordered a remittitur of punitive damages from $475 million to $120 million. The court denied the Pavilion’s request for reduction of compensatory damages. The Pavilion has filed an appeal of the remaining judgment and the Plaintiff has filed a cross appeal of the remittitur of punitive damages. Plaintiff has filed and served a Citation to Discover Assets ("Citation") on the Pavilion as well as Universal Health Services, Inc., and UHS of Delaware, Inc. ("UHS Entities") for the purported purpose of executing on the judgment during the pendency of the appeal. We are currently contesting the Citation as to the UHS Entities who were not parties to the litigation as well as the breadth and scope of the Citation issued to the Pavilion.

Although we can make no assurances regarding the ultimate outcome of this matter, or what damages will ultimately be awarded, its final resolution could have a material adverse effect on the Company.

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

The claims asserted by three of the plaintiffs in the Cumberland Litigation were consolidated for trial in September of 2024. The Company and UHS Delaware were dismissed from the action during trial. On September 27, 2024, a jury entered a verdict finding Dr. Davidow and Cumberland liable and awarded these three plaintiffs combined compensatory damages of $60 million for all liability theories, an additional combined $180 million in trebled damages for violation of the VCPA, and an additional combined $120 million in punitive damages. Cumberland filed post-trial motions challenging this verdict and briefing is currently underway. Based upon Virginia law, we expect that the punitive damage amount should be reduced to a combined maximum of $1.05 million as a matter of law.

There are approximately 40 additional plaintiffs making similar allegations with claims pending in the Cumberland Litigation. We expect that the trials for the remaining plaintiffs, as well as any additional plaintiffs, will be scheduled at various times over the next several years and will continue to be tried in small groups.

Although we can make no assurances regarding the ultimate outcomes of the various claims made in connection with the Cumberland Litigation, or what damages will ultimately be awarded, the final resolution of these matters could have a material adverse effect on the Company.

Other Matters

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

9) RELATIONSHIP WITH UNIVERSAL HEALTH REALTY INCOME TRUST AND OTHER RELATED PARTY TRANSACTIONS

Relationship with Universal Health Realty Income Trust:

At December 31, 2024, we held approximately 5.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, which is scheduled to expire on December 31st of each year, pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. The advisory agreement was renewed by the Trust for 2025 at the same rate in place for 2024, 2023 and 2022, providing for an advisory computation at 0.70% of the Trust’s average invested real estate assets. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $5.5 million during 2024, $5.3 million during 2023 and $5.1 million during 2022.

In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting.

Our pre-tax share of income from the Trust was $1.1 million during 2024, $874,000 during 2023 and $1.2 million during 2022, which are included in other income (expense), net, on the accompanying consolidated statements of income for each year. We received dividends from the Trust amounting to $2.3 million during each of 2024 and 2023 and $2.2 million during 2022. The carrying value of our investment in the Trust was $5.8 million and $7.0 million at December 31, 2024 and 2023, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $29.3 million at December 31, 2024 and $34.1 million at December 31, 2023, based on the closing price of the Trust’s stock on the respective dates.

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

As a result of the purchase options within the lease agreements for Aiken and Canyon Creek, the asset purchase and sale transaction is accounted for as a failed sale leaseback in accordance with U.S. GAAP. We have accounted for the asset exchange and substitution transaction with the Trust as a financing arrangement and, since we did not derecognize the real property related to Aiken and Canyon Creek, we will continue to depreciate the assets. Our consolidated balance sheets as of December 31, 2024 and December 31, 2023 reflects a financial liability of $73.8 million and $77.5 million, respectively, which is included in debt, for the fair value of real estate assets that we exchanged as part of the transaction. Our monthly lease payments payable to the Trust will be recorded to interest expense and as a reduction to the outstanding financial liability. The amount allocated to interest expense is determined using our incremental borrowing rate and is based on the outstanding financial liability.

The aggregate rent payable to the Trust in connection with the leases on McAllen Medical Center, Wellington Regional Medical Center, Aiken Regional Medical Center and Canyon Creek Behavioral Health was approximately $21.2 million during 2024 and $20.6 million during 2023.

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

In addition, we are the managing, majority member in a joint venture with an unrelated third-party that operates Clive Behavioral Health, a 100-bed behavioral health care facility located in Clive, Iowa. The real property of this facility, which was completed and opened in late 2020, is also leased from the Trust (annual rental of approximately $2.8 million, $2.7 million and $2.6 million during 2024, 2023 and 2022, respectively) pursuant to the lease terms as provided in the table below. In connection with the lease on this facility, the joint venture has the right to purchase the leased facility from the Trust at its appraised fair market value upon either of the following: (i) by providing notice at least 270 days prior to the end of the lease terms or any renewal terms, or; (ii) upon 30 days' notice anytime within 12 months of a change of control of the Trust (UHS also has this right should the joint venture decline to exercise its purchase right). Additionally, the joint venture has rights of first offer to purchase the facility prior to any third-party sale.

The table below provides certain details for each of the hospitals leased from the Trust as of January 1, 2025:

Hospital Name	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	$5,485,000	December, 2026	5	(a)
Wellington Regional Medical Center	$6,805,000	December, 2026	5	(b)
Aiken Regional Medical Center/Aurora Pavilion Behavioral Health Services	$4,164,000	December, 2033	35	(c)
Canyon Creek Behavioral Health	$1,882,000	December, 2033	35	(c)
Clive Behavioral Health	$2,851,000	December, 2040	50	(d)

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

In addition, certain of our subsidiaries are tenants in several medical office buildings (“MOBs”) and two free-standing emergency departments ("FED") owned by the Trust or by limited liability companies in which the Trust holds 95% to 100% of the ownership interest. In connection with these two FEDs, in October, 2024, our subsidiaries exercised their 5-year renewal options on the facilities which are located in Weslaco and Mission, Texas. The renewal option covers the period of February 1, 2025 through January 31, 2030 (the current lease terms were scheduled to expire on January 31, 2025; with aggregate annual lease rates of approximately $1.07 million). Pursuant to terms of the leases, and consistent with the terms of the leases currently in effect for each property, the lease rates are scheduled to increase 2% per year through the end of the renewed lease terms. Our subsidiaries have four, 5-year renewal options remaining on each of these FEDs, with the first three renewal options (covering the years 2030 through 2044) providing for 2% annual increases to the lease rates, and the remaining two, 5-year renewal options (covering the years 2045 through 2054) providing for lease rates at the then fair market value. These leases are cross-defaulted with one another and our subsidiaries have the option to purchase the leased properties upon the expiration of each five-year extended term at the fair market value at that time.

During the third quarter of 2023, the Trust acquired the McAllen Doctor's Center, a 79,500 rentable square feet medical office building located in McAllen, Texas. A master lease was executed between a wholly-owned subsidiary of ours and the Trust, pursuant to the terms of which our subsidiary will master lease 100% of the rentable square feet of the MOB at an initial minimum rent of $624,000 annually. The master lease commenced during August, 2023 and is scheduled to expire in twelve years from that date.

During the first quarter of 2023, the Trust substantially completed construction on a new 86,000 rentable square foot multi-tenant MOB that is located on the campus of Northern Nevada Sierra Medical Center in Reno, Nevada. Northern Nevada Sierra Medical Center, a 170-bed newly constructed acute care hospital owned and operated by a wholly-owned subsidiary of ours, was completed and opened in April, 2022. In connection with this MOB, a ten-year master flex lease was executed between a wholly-owned subsidiary of ours and the Trust (scheduled to expire in March, 2033), pursuant to the terms of which our subsidiary initially agreed to master lease up to approximately 68% of the rentable square feet of the MOB. The master flex lease has been reduced since inception as certain conditions have been met. A ground lease for this facility commenced during 2023 and is scheduled to expire in 2098.

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of Alan B. Miller (our Executive Chairman of the Board) and his wife. As a result of these agreements, as amended in October, 2016, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $28 million in premiums, and certain trusts owned by our Executive Chairman of the Board, would pay approximately $9 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than approximately $37 million representing the $28 million of aggregate premiums paid by us as well as the $9 million of aggregate premiums paid by the trusts. In connection with these policies, we paid approximately $1.0 million, net, in premium payments during 2024, 2023 and 2022.

In August, 2015, Marc D. Miller, our President and Chief Executive Officer and member of our Board of Directors, was appointed to the Board of Directors of Premier, Inc. (“Premier”), a healthcare performance improvement alliance. During 2013, we entered into a new group purchasing organization agreement (“GPO”) with Premier. In conjunction with the GPO agreement, we acquired a minority interest in Premier for a nominal amount. During the fourth quarter of 2013, in connection with the completion of an initial public offering of the stock of Premier, we received cash proceeds for the sale of a portion of our ownership interest in the GPO. Also in connection with this GPO agreement, we received shares of restricted stock of Premier which vested ratably over a seven-year period (2014 through 2020), contingent upon our continued participation and minority ownership interest in the GPO. During the third quarter of 2020, we entered into an agreement with Premier pursuant to the terms of which, among other things, our ownership interest in Premier was converted into shares of Class A Common Stock of Premier. We have elected to retain a portion of the previously vested shares of Premier, the market value of which is included in other assets on our consolidated balance sheets. Based upon the closing price of Premier’s stock on each respective date, the market value of our shares of Premier was $47 million as of December 31, 2024 and $50 million as of December 31, 2023. The $3 million decrease in market value of our vested Premier shares since December 31, 2023 was recorded as an unrealized loss and included in “Other (income) expense, net” in our consolidated statements of income for the year ended December 31, 2024. A $28 million decrease in the market value of our vested Premier shares during 2023 was recorded as an unrealized loss and included in “Other (income) expense, net” in our consolidated statements of income for the year ended December 31, 2023. A $14 million decrease in the market value of our vested Premier shares during 2022 was recorded as an unrealized loss and included in “Other (income) expense, net” in our consolidated statements of income for the year ended December 31, 2022.

Additionally, we received cash dividends from Premier amounting to $1.9 million during each of 2024 and 2023 and $1.8 million during 2022, which are included in “Other (income) expense, net” in our consolidated statements of income.

A member of our Board of Directors and member of the Executive Committee and Finance Committee is Of Counsel for Norton Rose Fulbright US LLP, a law firm engaged by us for a variety of legal services. The Board member and his law firm also provide personal legal services to our Executive Chairman and he acts as trustee of certain trusts for the benefit of our Executive Chairman and his family.

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

The following table disaggregates our revenue by major source for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	For the year ended December 31, 2024
	Acute Care		Behavioral Health		Other	Total
Medicare	$1,361,167	15%	$307,958	4%		$1,669,125	11%
Managed Medicare	1,478,331	17%	405,574	6%		1,883,905	12%
Medicaid	1,106,728	12%	1,145,302	17%		2,252,030	14%
Managed Medicaid	619,262	7%	1,684,676	24%		2,303,938	15%
Managed Care (HMO and PPOs)	2,861,956	32%	1,634,446	24%		4,496,402	28%
UK Revenue	0	0%	880,148	13%		880,148	6%
Other patient revenue and adjustments, net	498,749	6%	614,059	9%		1,112,808	7%
Other non-patient revenue	996,134	11%	222,888	3%	10,557	1,229,579	8%
Total Net Revenue	$8,922,327	100%	$6,895,051	100%	$10,557	$15,827,935	100%

	For the year ended December 31, 2023
	Acute Care		Behavioral Health		Other	Total
Medicare	$1,297,084	16%	$310,321	5%		$1,607,405	11%
Managed Medicare	1,368,284	17%	345,771	6%		1,714,055	12%
Medicaid	638,986	8%	893,918	14%		1,532,904	11%
Managed Medicaid	716,380	9%	1,574,281	25%		2,290,661	16%
Managed Care (HMO and PPOs)	2,658,890	33%	1,552,304	25%		4,211,194	29%
UK Revenue	0	0%	761,124	12%		761,124	5%
Other patient revenue and adjustments, net	452,781	6%	528,422	9%		981,203	7%
Other non-patient revenue	948,997	12%	224,780	4%	9,653	1,183,430	8%
Total Net Revenue	$8,081,402	100%	$6,190,921	100%	$9,653	$14,281,976	100%

	For the year ended December 31, 2022
	Acute Care		Behavioral Health		Other	Total
Medicare	$1,289,425	17%	$326,337	6%		$1,615,762	12%
Managed Medicare	1,274,719	17%	285,870	5%		1,560,589	12%
Medicaid	719,870	9%	792,526	14%		1,512,396	11%
Managed Medicaid	757,488	10%	1,449,367	25%		2,206,855	16%
Managed Care (HMO and PPOs)	2,536,818	33%	1,476,136	26%		4,012,954	30%
UK Revenue	0	0%	684,594	12%		684,594	5%
Other patient revenue and adjustments, net	261,879	3%	483,763	8%		745,642	6%
Other non-patient revenue	806,550	11%	231,165	4%	22,863	1,060,578	8%
Total Net Revenue	$7,646,749	100%	$5,729,758	100%	$22,863	$13,399,370	100%

11) PENSION PLAN

We maintain contributory and non-contributory retirement plans for eligible employees. Our contributions to the contributory plan amounted to $82.1 million, $73.9 million and $72.0 million in 2024, 2023 and 2022, respectively. The non-contributory plan is a defined benefit pension plan which covers employees of one of our subsidiaries. The benefits are based on years of service and the employee’s highest compensation for any five years of employment. Our funding policy is to contribute annually at least the minimum amount that should be funded in accordance with the provisions of ERISA.

For defined benefit pension plans, the benefit obligation is the “projected benefit obligation”, the actuarial present value, as of December 31 measurement date, of all benefits attributed by the pension benefit formula to employee service rendered to that date. The amount of benefit to be paid depends on a number of future events incorporated into the pension benefit formula, including estimates of the average life of employees/survivors and average years of service rendered. It is measured based on assumptions concerning future interest rates and future compensation levels. The following table shows the reconciliation of the defined benefit pension plan as of December 31, 2024 and 2023:

	2024	2023
	(000s)
Change in plan assets:
Fair value of plan assets at beginning of year	$98,415	$96,627
Actual return (loss) on plan assets	1,865	8,779
Benefits paid	(6,289)	(6,417)
Administrative expenses	(576)	(574)
Fair value of plan assets at end of year	$93,415	$98,415
Change in benefit obligation:
Benefit obligation at beginning of year	$85,625	$87,277
Service cost	616	803
Interest cost	3,874	4,118
Benefits paid	(6,289)	(6,417)
Actuarial (gain) loss	(5,404)	(156)
Benefit obligation at end of year	$78,422	$85,625
Amounts recognized in the Consolidated Balance Sheet:
Other noncurrent assets	$14,993	$12,790
Total amounts recognized at end of year	$14,993	$12,790

	2024	2023	2022
	(000s)
Components of net periodic cost (benefit)
Service cost	$616	$803	$607
Interest cost	3,874	4,118	2,836
Expected return on plan assets	(4,277)	(4,195)	(4,335)
Net periodic cost	$213	$726	$(892)

	2024	2023
Measurement Dates
Benefit obligations	12/31/2024	12/31/2023
Fair value of plan assets	12/31/2024	12/31/2023

	2024	2023
Weighted average assumptions as of December 31
Discount rate	5.36%	4.71%
Rate of compensation increase	4.00%	4.00%

	2024	2023	2022
Weighted-average assumptions for net periodic benefit cost calculations
Discount rate	4.71%	4.91%	2.52%
Expected long-term rate of return on plan assets	4.50%	4.50%	3.50%
Rate of compensation increase	4.00%	4.00%	4.00%

The “accumulated benefit obligation” for our pension plan represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels. The accumulated benefit obligation for our plan was $78.4 million and $85.6 million as of December 31, 2024 and 2023, respectively. The fair value of plan assets exceeded the accumulated benefit obligation by $15.0 million and $12.8 million as of December 31, 2024 and 2023, respectively.

We estimate that there will be no net loss or prior service cost amortized from accumulated other comprehensive income during 2025.

The market values of our pension plan assets at December 31, 2024 and 2023, reported using net asset value as a practical expedient, by asset category are as follows (in thousands):

	2024	2023
Equities:
U.S. Large Cap	$5,131	$5,423
U.S. Mid Cap	1,351	1,480
U.S. Small Cap	1,259	1,491
International Developed	3,746	3,943
Emerging Markets	2,291	2,540
Fixed income:
Core Fixed Income	28,175	17,492
Long Duration Fixed Income	50,674	65,289
Cash/Currency:
Cash Equivalents	788	757
Total market value	$93,415	$98,415

To develop the expected long-term rate of return on plan assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

The following table shows expected benefit payments for the years 2025 through 2034 for our defined pension plan. There will be benefit payments under this plan beyond 2034.

Estimated Future Benefit Payments (000s)
2025	$6,675
2026	6,664
2027	6,635
2028	6,575
2029	6,492
2030-2034	30,648
Total	$63,689

	2024	2023
Plan Assets
Asset Category
Equity securities	15%	15%
Fixed income securities	84%	84%
Other	1%	1%
Total	100%	100%

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

	As of 12/31/2024	Permitted Range
Total Equity	15%	10-30%
Total Fixed Income	84%	70-90%
Other	1%	0-10%

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

12) SEGMENT REPORTING

We operate in two reportable segments: Acute Care Hospital Services and Behavioral Health Care Services. Our chief operating decision making (“CODM”) group is comprised of our President and Chief Executive Officer and each of our respective division Presidents for our Acute Care Hospital Services and Behavioral Health Care Services. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The primary profitability measurement utilized by the President and Chief Executive Officer as well as the Presidents of each operating segment is segment income before income taxes. Segment income before income taxes is utilized by the CODM group during the annual budgeting process and during their reviews of our monthly operating results to monitor each segment’s operating results as compared to prior periods, and the respective operating budgets.

The expenses included in our non-segment operating expenses below include centralized services including, but not limited to, information technology, purchasing, reimbursement, accounting and finance, taxation, legal, advertising and design and construction. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in Note 1-Business and Summary of Significant Accounting Policies. We do not present asset information for our segments as this information is not used to allocate resources.

2024	Acute Care Hospital Services	Behavioral Health Care Services (c)	Total
	(amounts in thousands)
Net revenue from reportable segments	$8,922,327	$6,895,051	$15,817,378

Reconciliation of Net Revenue
Non-segment revenue			10,557
Total Net Revenue			$15,827,935

Salaries, wages and benefits	$3,511,359	$3,603,123
Other segment item operating expenses (a)	4,202,491	1,724,763
Depreciation and amortization expense	368,096	206,362
Interest (income) expense, net	6,339	4,027
Other (income) expense, net	(1,305)	(3,547)
Reportable segment income before income taxes	$835,347	$1,360,323	$2,195,670

Reconciliation of non-segment revenue/expenses to consolidated income before income taxes
Non-segment revenue			10,557
Non-segment operating expenses (b)			529,927
Non-segment interest expense, net			175,743
Non-segment other (income) expense, net			2,621
Income before income taxes			$1,497,936

2023	Acute Care Hospital Services	Behavioral Health Care Services (c)	Total
	(amounts in thousands)
Net revenue from reportable segments	$8,081,402	$6,190,921	$14,272,323

Reconciliation of Net Revenue
Non-segment revenue			9,653
Total Net Revenue			$14,281,976

Salaries, wages and benefits	$3,406,060	$3,353,008
Other segment item operating expenses (a)	3,762,066	1,564,649
Depreciation and amortization expense	367,644	189,297
Interest (income) expense, net	(2,501)	4,558
Other (income) expense, net	7,788	(4,271)
Reportable segment income before income taxes	$540,345	$1,083,680	$1,624,025

Reconciliation of non-segment revenue/expenses to consolidated income before income taxes
Non-segment revenue			9,653
Non-segment operating expenses (b)			463,871
Non-segment interest expense, net			204,617
Non-segment other (income) expense, net			24,764
Income before income taxes			$940,426

2022	Acute Care Hospital Services (d)	Behavioral Health Care Services (c)	Total
	(amounts in thousands)
Net revenue from reportable segments	$7,646,749	$5,729,758	$13,376,507

Reconciliation of Net Revenue
Non-segment revenue			22,863
Total Net Revenue			$13,399,370

Salaries, wages and benefits	$3,332,535	$3,107,216
Other segment item operating expenses (a)	3,497,538	1,457,217
Depreciation and amortization expense	383,115	186,555
Interest (income) expense, net	1,109	5,323
Other (income) expense, net	2,788	(6,843)
Reportable segment income before income taxes	$429,664	$980,290	$1,409,954

Reconciliation of non-segment revenue/expenses to consolidated income before income taxes
Non-segment revenue			22,863
Non-segment operating expenses (b)			431,639
Non-segment interest expense, net			120,457
Non-segment other (income) expense, net			14,461
Income before income taxes			$866,260

(a)
Other segment operating expenses for each period includes other operating expenses, supplies expense and lease and rental expense.
(b)
Non-segment operating expenses for each period includes salaries, wages and benefits, other operating expenses, supplies expense and lease and rental expense.
(c)
Includes net revenues generated from our behavioral health care facilities located in the U.K. amounting to approximately $880 million in 2024, $761 million in 2023 and $685 million in 2022.
(d)
Included in our 2022 acute care hospital services reportable segment income before income taxes is a pre-tax $58 million provision for asset impairment charge to reduce the carrying value of real property assets.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at	Charges to	Balance
	beginning	costs and	at end
Valuation Allowance for Deferred Tax Assets:	of period	expenses	of period
Year ended December 31, 2024	$72,667	$10,023	$82,690
Year ended December 31, 2023	$63,325	$9,342	$72,667
Year ended December 31, 2022	$62,356	$969	$63,325